Form 10-Q
period 1999-02-28
HOOKER FURNITURE CORP
filed 1999-04-14
CIK 1077688

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q


(Mark One)

     X      Quarterly report pursuant to Section 13 or 15(d) of the Securities
  -------   Exchange Act of 1934 for the quarterly period ended February 28,
            1999 or

            Transition report pursuant to Section 13 or 15(d) of the Securities
  -------   Exchange Act of 1934 for the transition period from
                                                                ------
            to          .
                ------

Commission file number 000-25349.


                          HOOKER FURNITURE CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                Virginia                               54-0251350
      ----------------------------------------------------------------
     (State or other jurisdiction of                 (IRS Employer
      incorporation or organization)               Identification No.)

               440 East Commonwealth Blvd. Martinsville, VA. 24112
             ------------------------------------------------------
               (Address of principal executive offices, Zip Code)


                                 (540) 632-2133
             ------------------------------------------------------
              (Registrant's telephone number, including area code)


             ------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                           YES  X    NO
                                                               ---      ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of March 31, 1999.


         Class                                            Number
         -----                                            ------

Common Stock, no par value                          3,816,649 Shares

                          PART I. FINANCIAL INFORMATION
                          -----------------------------


ITEM 1.  FINANCIAL STATEMENTS
         --------------------

                          HOOKER FURNITURE CORPORATION
                                 BALANCE SHEETS
                        (In thousands, except share data)

                                                                                    (Unaudited)
                                                                                    February 28,   November 30,
                                                                                        1999           1998
                                                                                    ------------   ------------
Assets
Current assets
    Cash, primarily interest-bearing deposits................................         $   1,507      $   3,625
    Trade receivables, less allowances of $525 and $500......................            23,628         23,346
    Inventories..............................................................            33,353         35,812
    Prepaid expenses and other...............................................             2,793          1,637
                                                                                      ---------      ---------
          Total current assets...............................................            61,281         64,420
Property, plant and equipment, net...........................................            41,557         41,500
Investment in and advances to investee company...............................             2,302          2,371
Other assets.................................................................             2,951          2,942
                                                                                      ---------      ---------
                                                                                      $ 108,091      $ 111,233
                                                                                      =========      =========

Liabilities and Stockholders' Equity
Current liabilities
     Trade accounts payable..................................................         $   1,580      $   4,757
     Accrued salaries, wages and benefits....................................             2,840          4,464
     Other accrued expenses..................................................             3,750          3,406
                                                                                      ---------      ---------
         Total current liabilities...........................................             8,170         12,627
Long-term debt...............................................................            11,062         12,062
Deferred liabilities.........................................................             2,463          2,431
                                                                                      ---------      ---------
         Total liabilities...................................................            21,695         27,120
                                                                                      ---------      ---------

Common stock held by ESOP....................................................            10,213         10,213

Stockholders' Equity
    Common stock, no par value, 10,000,000  shares authorized,
    3,816,649 and 3,835,725 shares issued and outstanding....................             2,423          2,435
    Retained earnings .......................................................            73,760         71,465
                                                                                      ---------      ---------
         Total stockholders' equity..........................................            76,183         73,900
                                                                                      ---------      ---------
                                                                                      $ 108,091      $ 111,233
                                                                                      =========      =========



    The accompanying notes are an integral part of the financial statements.

                          HOOKER FURNITURE CORPORATION
                              STATEMENTS OF INCOME
                                   (Unaudited)
                      (In thousands, except per share data)



                                                           Three Months
                                                              Ended
                                                    ---------------------------
                                                    February 28,   February  28,
                                                       1999             1998
                                                    ------------   -------------

Net sales ..........................................  $52,604         $50,573

Cost of sales ......................................   38,843          39,138
                                                      -------         -------

   Gross profit ....................................   13,761          11,435

Selling, general and administrative expenses .......    8,180           7,922
                                                      -------         -------

   Operating income ................................    5,581           3,513

Other expenses, net ................................      145              68
                                                      -------         -------

   Income before taxes .............................    5,436           3,445

Income taxes .......................................    2,050           1,292
                                                      -------         -------

   Net income ......................................  $ 3,386         $ 2,153
                                                      =======         =======

Earnings per share:
  Basic and diluted ................................  $   .88         $   .56
                                                      =======         =======

  Weighted average shares outstanding ..............    3,830           3,852
                                                      =======         =======


    The accompanying notes are an integral part of the financial statements.

                          HOOKER FURNITURE CORPORATION
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                                Three Months Ended
                                                        --------------------------------
                                                        February 28,        February 28,
                                                            1999                1998
                                                        -----------         ------------
Cash flows from operating activities:
Cash received from customers .........................    $ 52,489           $ 52,874
Cash paid to suppliers and employees .................     (49,828)           (43,795)
Income taxes paid, net ...............................      (1,321)              (330)
Interest paid ........................................        (163)              (182)
Interest received ....................................          15                 22
                                                          --------           --------
  Net cash provided by operating activities ..........       1,192              8,589
                                                          --------           --------

Cash flows from investing activities:
Purchase of property, plant and equipment ............      (1,206)            (1,348)
                                                          --------           --------
  Net cash used by investing activities ..............      (1,206)            (1,348)
                                                          --------           --------

Cash flows from financing activities:
Payments on long-term debt ...........................      (1,000)            (3,000)
Cash dividends paid ..................................        (574)              (538)
Purchase and retirement of common stock ..............        (530)              (500)
                                                          --------           --------
  Net cash used by financing activities ..............      (2,104)            (4,038)
                                                          --------           --------

Net increase (decrease) in cash ......................      (2,118)             3,203
Cash at beginning of year ............................       3,625                827
                                                          --------           --------
  Cash at end of period ..............................    $  1,507           $  4,030
                                                          ========           ========

Reconciliation of net income to net cash provided
   by operating activities:
   Net income ........................................    $  3,386           $  2,153
   Adjustments to reconcile net income to net
      cash provided by operating activities:
         Depreciation and amortization ...............       1,149              1,165
         Changes in assets and liabilities:
            Trade receivables ........................        (283)             2,142
            Inventories ..............................       2,459              6,218
            Prepaid expenses and other assets ........      (1,095)              (983)
            Trade accounts payable ...................      (3,176)            (2,457)
            Other accrued expenses ...................      (1,280)               329
            Deferred compensation ....................          32                 22
                                                          --------           --------
    Net cash provided by operating activities ........    $  1,192           $  8,589
                                                          ========           ========

    The accompanying notes are an integral part of the financial statements.

                          HOOKER FURNITURE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                 (In thousands, except share and per share data)


1.   Preparation of Interim Financial Statements

The financial statements of Hooker Furniture Corporation (referred to as "Hooker" or the "Company") have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC"). In the opinion of management, these statements include all adjustments necessary for a fair presentation of the results of all interim periods reported herein. All such adjustments are of a normal recurring nature. Certain information and footnote disclosures prepared in accordance with generally accepted accounting principles are condensed or omitted pursuant to SEC rules and regulations. However, management believes that the disclosures made are adequate for a fair presentation of results of operations and financial position. Operating results for the interim periods reported herein may not be indicative of the results expected for the year. These financial statements should be read in conjunction with the financial statements and accompanying notes included in Hooker's recent report on Form 10.

2.   Inventories

                                                     (Unaudited)
                                                     February 28,  November 30,
                                                         1999         1998
                                                     -----------   -----------
          Finished furniture .......................   $28,771      $29,786
          Furniture in process .....................     1,515        1,664
          Materials and supplies ...................    12,558       13,628
                                                       -------      -------
                                                        42,844       45,078
          Reduction to LIFO basis ..................     9,491        9,266
                                                       -------      -------
                                                       $33,353      $35,812
                                                       =======      =======
3.   Property, Plant and Equipment

                                                       (Unaudited)
                                                        February    November
                                                        28, 1999    30, 1998
                                                       ----------  ----------
          Buildings ................................   $ 32,621     $ 32,621
          Machinery and equipment ..................     37,122       37,007
          Office fixtures and equipment ............      6,266        6,082
          Construction in progress and other .......     10,094        9,199
                                                       --------     --------
              Property, plant and equipment, at cost     86,103       84,909
          Less accumulated depreciation ............    (45,727)     (44,590)
                                                       --------     --------
                                                         40,376       40,319
          Land .....................................      1,181        1,181
                                                       --------     --------
                                                       $ 41,557     $ 41,500
                                                       ========     ========

4.   Long-Term Debt

                                                      (Unaudited)
                                                       February     November
                                                       28, 1999     30, 1998
                                                       --------     --------
          Industrial revenue bonds due 2006 ........   $ 7,062      $ 7,062
          Revolving line of credit .................     4,000        5,000
                                                       -------      -------
                                                       $11,062      $12,062
                                                       =======      =======

5.   Investment in and Advances to Investee Company

The Company owns a 50% interest in a joint venture that produces particleboard for manufacturing. During 1998, the joint venture was cited by the Environmental Protection Agency ("EPA") for a violation of certain regulations under the Clean Air Act Amendments of 1990. The joint venture members determined that the cost of modification to the plant to come into compliance, together with other needed capital improvements, would be prohibitive and the joint venture elected to cease operations in November 1998. Company management is currently in negotiation for sale of the property and anticipates that any shortfall between the remaining carrying value of the joint venture investment, including any fines levied by the EPA, and the sale of the facility and the equipment will not be significant.

Item 2. Management's Discussion and Analysis of Financial Condition and Results
        -----------------------------------------------------------------------
        of Operations
        -------------

Comparison of First Quarter 1999 to First Quarter 1998.
-------------------------------------------------------

Net sales for the first quarter of 1999 were 4% higher than first quarter 1998. Net sales improved almost exclusively due to price increases.

Cost of sales as a percentage of net sales decreased to 73.8% in the first quarter 1999 from 77.4% in the first quarter of 1998. Reducing 1999 sales to 1998 pricing yields a cost of goods sold percentage of approximately 77.1%. Slight increases in cost of labor and raw materials were offset by production efficiencies and changes in the mix of product produced.

Selling and administrative expenses decreased slightly to 15.6% in first quarter 1999 from 15.7% in first quarter 1998.

Net income for the first quarter of 1999 increased 57% as compared to the first quarter of 1998. The increase in net income is the result of increased prices and stable costs.

Income taxes as a percentage of income before income taxes were at 37.7% in the first quarter of 1999 and 37.5% in the first quarter of 1998.

Order Backlogs
--------------

Management does not consider order backlogs to be an accurate indicator of expected business. With the emphasis in recent years on inventory-on-demand, dealers no longer find it necessary to place orders as far in advance as was once the case. However, order backlogs increased to $35.8 million at the end of first quarter 1999 compared to $27.2 million at the end of first quarter 1998. Historically, 92% of all orders booked are ultimately shipped, and backlogs are normally shipped within twelve months.

Liquidity and Sources of Capital
--------------------------------

All working capital and cash requirements in the first quarter of 1999 were met through cash generated from operations. Also, during the first quarter, the Company made a voluntary reduction on its revolving line of credit of $1 million. Borrowings outstanding at February 28, 1999 and November 30, 1998 were $11 million and $12 million, respectively, all of which were classified as long term. The Company declared a quarterly dividend of $.15 per share ($574,000 aggregate) in December 1998, paid in February 1999.

The Company bought 19,080 shares of its common stock at a total price of $529,000 ($27.75 per share) in the first quarter of 1999. The Company bought back 29,351 shares at a total price of $775,000 ($26.40 per share) in all of 1998. The Company intends to continue buying back stock; however, the Company will assess future buy-back opportunities on an ongoing basis and the purchases made in the first quarter are not necessarily indicative of purchases expected for the balance of the year.

Future cash needs will be financed by cash flow from operations and current borrowing arrangements. The Company's current projections of future cash requirements, however, may be affected by numerous factors, including changes in customer payments on accounts receivable, consumer industry credit trends, sales volume, operating costs fluctuations, and unplanned capital spending.

Year 2000 Issue
---------------

The Company recognizes that the arrival of Year 2000 presents many challenges for information systems, as well as other time-sensitive machinery and equipment and other systems relied on for day-to-day operation of the business. In 1996 the Company embarked on a plan to identify, assess, and to modify or replace equipment and systems that may be impaired following December 31, 1999. A task force was created under the leadership of a corporate officer and comprised of representatives from administration, information services, and manufacturing to begin the identification and assessment phase of the project. Early assessments determined that the Company would be required to modify or replace significant portions of its Information Systems software so that computer systems would continue to function properly in Year 2000 and beyond. The Company decided to transition its operating systems from a non-compliant legacy mainframe to a compliant client-server network environment. During 1997 and 1998 predominately all of the required hardware was installed, tested, and Company employees trained on its use and operation. Efforts have been underway since 1996 to create new, or to transition existing operations software, to be Year 2000 compliant. As of February 28, 1999, certain critical operating systems had been transitioned to this new environment and are fully integrated into the day-to-day operation of the business. All other systems will be moved to the new environment by the end of third quarter 1999.

The task force has communicated in writing with all suppliers of goods and services to determine the extent to which the Company might be vulnerable to third parties' failure to remediate their own Year 2000 issue. If no response is received, a second request will be sent. By August 1, 1999, negative responses as to the suppliers' readiness or non-response will cause the supplier to be reviewed. The Company anticipates that non-compliant or unresponsive suppliers that provide critical product or services will be terminated and other year 2000 compliant suppliers will be used. Additionally, manufacturing personnel at each plant location have physically inventoried machinery, equipment, building systems, and other software for Year 2000 compliance. Manufacturers of equipment and software have been formally asked to respond to their products Year 2000 readiness. Equipment found lacking compliance will be modified or replaced prior to December 31, 1999. Additionally, certain critical equipment to the manufacture of product has been or will be tested by manufacturing personnel.

The principal cost associated with the Year 2000 compliance has been the purchase of computer hardware together with software costs. As of February 28, 1999, approximately $2.1 million has been expended. It is management's estimate that additional cost for compliance will not exceed $800,000. Funding for the Year 2000 compliance project has been provided by cash generated from operations. Project expenditures are being capitalized or expensed as appropriate and are not expected to have a material effect on the results of operations.

The Company cannot fully assess the risks of the Year 2000 problems due to numerous uncertainties surrounding the issue. However, the Company has five separate manufacturing locations, in two states and five separate communities each able to produce most products in the Company's line. Additionally, for most processes each plant has multiple machines from many manufacturers purchased over a long period of time. This flexibility also offers redundancy of operations within and between manufacturing locations so that in the event of a shutdown, product could be moved to other functional plant locations. The Company is also not dependent on any single supplier for raw materials or imported furniture. The Company has not developed a contingency plan in the event that the changes in its operating systems are not ready by December 31, 1999, but expects to have such a plan by August 1, 1999.

The failure to correct a material Year 2000 problem could result in the interruption or a failure of certain normal business activities or operations, which could materially and adversely affect the Company's results of operations, liquidity, and financial condition. Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of third-party suppliers and customers, the Company is unable to determine at this time whether the consequences of Year 2000 problems will have a material impact on the Company's results of operations, liquidity, or financial condition.

Forward-Looking Statements
--------------------------

Certain statements made in this report are not based on historical facts, but are forward-looking statements. These statements can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "will," "should," or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. These statements reflect the Company's reasonable judgment with respect to future events and are subject to risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Such risks and uncertainties include the cyclical nature of the furniture industry, fluctuations in the price for lumber which is the most significant raw material used by the Company, competition in the furniture industry, capital costs and general economic conditions.

                           PART II. OTHER INFORMATION
                                    -----------------

Item 1. Legal Proceedings
        -----------------

Based upon performance tests conducted in November 1998, the U.S. Environmental Protection Agency ("EPA") issued the Company a Notice of Violation in March 1999 for the failure of two boilers at the Company's Martinsville facility to meet particulate emission limitations under the Clean Air Act. The Company made adjustments to one non-compliant boiler and conducted a second performance test in February 1999. The results of that second performance test indicated that the boiler was in compliance with its particulate limitations. The Company has forwarded those results to EPA. The Company has analyzed the operations of the second non-compliant boiler and has formulated a plan to bring that boiler into compliance with its particulate emission limitations. No final action has been taken by EPA in this matter, including the assessment of fines against the Company. Company management anticipates that costs incurred by the Company in connection with bringing both boilers into compliance, including any fines that might be levied by EPA, will not have a material adverse affect on the Company's financial condition or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders
        ---------------------------------------------------

On March 30, 1999, the Company held its Annual Meeting of Stockholders. At the meeting, the following business was transacted:

        Messrs. J. C. Hooker, Jr., A. F. Hooker, Jr. Toms, Long, Ryder, Williams, Beeler, Groves, Walker and Gregory were elected to serve as directors of the Company for a term of one year. The votes for the election of Directors were as follows:

                                        FOR                  WITHHELD
        Mr. J.C. Hooker, Jr.            3,105,508            19,500
        Mr. A. F. Hooker, Jr.           3,105,508            19,500
        Mr. Toms                        3,105,508            19,500
        Mr. Long                        3,105,508            19,500
        Mr. Ryder                       3,105,508            19,500
        Mr. Williams                    3,105,508            19,500
        Mr. Beeler                      3,105,508            19,500
        Mr. Gregory                     3,104,176            20,832
        Mr. Groves                      3,105,508            19,500
        Mr. Walker                      3,105,508            19,500

        The stockholders also ratified the selection of BDO Seidman, LLP as the Company's independent auditors. 3,124,408 votes were cast in favor of the ratification; and 600 abstained.

Item 6. Exhibits and Reports on Form 8-K
        --------------------------------

        (a)  Exhibits
             --------

        Exhibit 27. 1 Financial Data Schedule for the quarter ended February 28, 1999.*

        (b)  Reports on Form 8-K
             -------------------

        None.

        * Filed herewith.

                                    SIGNATURE
                                    ---------



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       HOOKER FURNITURE CORPORATION


Date: April 14, 1999                   By: /s/ E. Larry Ryder
                                          --------------------------
                                          E. Larry Ryder
                                          Senior Vice President - Finance
                                            and Administration
                                          (Principal Financial and Accounting
                                            Officer)