Form 10-Q
period 1999-05-31
HOOKER FURNITURE CORP
filed 1999-07-14
CIK 1077688

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

                                   FORM 10-Q

(Mark One)

    X     Quarterly report pursuant to Section 13 or 15(d) of  the Securities
  -----
          Exchange Act of 1934

For the quarterly period ended May 31, 1999 or
                               ------------

  _____ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________.

Commission file number 000-25349.

                          HOOKER FURNITURE CORPORATION
                          ----------------------------
             (Exact name of registrant as specified in its charter)

     Virginia                                                   54-0251350
 -----------------------                                     ------------------
 (State or other jurisdiction of                               (IRS Employer
incorporation or organization)                               Identification No.)

              440 East Commonwealth Blvd. Martinsville, VA.  24112
              ----------------------------------------------------
               (Address of principal executive offices, Zip Code)

                                 (540) 632-2133
                      ----------------------------------
                        (Registrant's telephone number,
                              including area code)

              --------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  YES   X              NO _______
                                        -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of June 24, 1999.

               Class                            Number
               -----                            ------
         Common Stock, no par value         3,813,649 Shares

                        PART I.  FINANCIAL INFORMATION
                        ------------------------------


ITEM 1. FINANCIAL STATEMENTS
        --------------------

                         HOOKER FURNITURE CORPORATION
                                BALANCE SHEETS
                       (In thousands, except share data)

                                                                 May 31     Nov. 30,
                                                                  1999        1998
                                                                -------    --------
Assets                                                       (Unaudited)
Current assets
  Cash, primarily interest-bearing deposits.................    $  3,684   $  3,625
  Trade receivables, less allowances of $524 and $500.......      24,978     23,346
  Inventories...............................................      34,231     35,812
  Prepaid expenses and other................................       3,181      1,637
                                                                --------   --------
     Total current assets...................................      66,074     64,420
Property, plant and equipment, net..........................      41,931     41,500
Investment in and advances to investee company..............       2,222      2,371
Other assets................................................       2,950      2,942
                                                                --------   --------
                                                                $113,177   $111,233
                                                                ========   ========

Liabilities and Stockholders' Equity
Current liabilities
  Trade accounts payable....................................    $  2,890   $  4,757
  Accrued salaries, wages and benefits......................       4,040      4,464
  Other accrued expenses....................................       2,380      3,406
                                                                --------   --------
     Total current liabilities..............................       9,310     12,627
Long-term debt..............................................      11,504     12,062
Deferred liabilities........................................       2,551      2,431
                                                                --------   --------
     Total liabilities......................................      23,365     27,120
                                                                --------   --------

Common stock held by ESOP...................................      10,213     10,213

Stockholders' Equity
Common stock, no par value, 10,000,000  shares authorized,
3,813,649 and 3,835,725 shares issued and outstanding.......       2,421      2,435
Retained earnings...........................................      77,178     71,465
                                                                --------   --------
     Total stockholders' equity.............................      79,599     73,900
                                                                --------   --------
                                                                $113,177   $111,233
                                                                ========   ========

    The accompanying notes are an integral part of the financial statements.

                         HOOKER FURNITURE CORPORATION
                             STATEMENTS OF INCOME
                                  (Unaudited)
                     (In thousands, except per share data)

                                       Three Months          Six Months
                                       Ended May 31,        Ended May 31,
                                    ------------------   ------------------
                                      1999     1998        1999      1998
                                    --------  --------   --------  --------
Net Sales.........................  $ 59,367  $ 52,536   $111,971  $103,109

Cost of sales.....................    43,672    39,612     82,515    78,750
                                    --------  --------   --------  --------

  Gross profit....................    15,695    12,924     29,456    24,359

Selling, general and
  Administrative expenses.........     9,037     8,738     17,217    16,660
                                    --------  --------   --------  --------

  Operating Income................     6,658     4,186     12,239     7,699

Other income (expense), net.......      (131)       61       (276)       (7)
                                    --------  --------   --------  --------

  Income before taxes.............     6,527     4,247     11,963     7,692

Income taxes......................     2,447     1,577      4,497     2,869
                                    --------  --------   --------  --------

  Net income......................  $  4,080  $  2,670   $  7,466  $  4,823
                                    ========  ========   ========  ========

Earnings per share:
  Basic and diluted...............  $   1.07   $   .69   $   1.95  $   1.25
                                    ========   =======   ========  ========

Weighted average
  Shares outstanding..............     3,816     3,865      3,823     3,849
                                    ========   =======   ========  ========

   The accompanying notes are an integral part of the financial statements.

                         HOOKER FURNITURE CORPORATION
                           STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                (In thousands)

                                                           Six Months
                                                          Ended May 31
                                                     ---------------------
                                                        1999        1998
                                                     ----------   --------
Cash flows from operating activities:
Cash received from customers........................  $ 110,723   $103,871
Cash paid to suppliers and employees................   (101,618)   (93,060)
Income taxes paid, net..............................     (5,035)    (3,095)
Interest paid.......................................       (295)      (294)
Interest received...................................        187         58
                                                      ---------   --------
  Net cash provided by operating activities.........      3,962      7,480
                                                      ---------   --------

Cash flows from investing activities:
Purchase of property, plant and equipment...........     (1,579)    (1,619)
                                                      ---------   --------
  Net cash used by investing activities.............     (1,579)    (1,619)
                                                      ---------   --------

Cash flows from financing activities:
Proceeds from long-term debt........................      2,500
Payments on long-term debt..........................     (3,058)    (3,800)
Cash dividends paid.................................     (1,146)    (1,077)
Purchase and retirement of common stock.............       (620)      (500)
                                                      ---------   --------
  Net cash used by financing activities.............     (2,324)    (5,377)
                                                      ---------   --------

Net increase in cash................................         59        484
Cash at beginning of year...........................      3,625        827
                                                      ---------   --------
  Cash at end of period.............................  $   3,684   $  1,311
                                                      =========   ========

Reconciliation of net income to net cash provided
  by operating activities:
  Net income........................................  $   7,466   $  4,823
  Adjustments to reconcile net income to net
     cash provided by operating activities:
     Depreciation and amortization..................      1,149      1,165
     Changes in assets and liabilities:
       Trade receivables............................     (1,634)       535
       Inventories..................................      1,581      2,763
       Prepaid expenses and other assets............     (1,402)    (1,378)
       Trade accounts payable.......................     (1,867)      (700)
       Other accrued expenses.......................     (1,451)       167
       Deferred compensation........................        120        105
                                                      ---------   --------
  Net cash provided by operating activities.........  $   3,962   $  7,480
                                                      =========   ========

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

Certain items in the financial statements for the 1998 periods have been reclassified to conform to the 1999 method of presentation.

2.   Inventories

                                               (Unaudited)
                                                 May 31,    Nov. 30,
                                                  1999        1998
                                               -----------  --------
  Finished furniture........................      $30,933    $29,786
  Furniture in process......................        1,445      1,664
  Materials and supplies....................       11,569     13,628
                                                  -------    -------
                                                   43,947     45,078
  LIFO reserve..............................        9,716      9,266
                                                  -------    -------
                                                  $34,231    $35,812
                                                  =======    =======

3.   Property, Plant and Equipment

                                               (Unaudited)
                                                 May 31,    Nov. 30,
                                                  1999        1998
                                               -----------  --------
  Buildings..................................     $39,102    $32,621
  Machinery and equipment....................      38,352     37,007
  Office fixtures and equipment..............       6,338      6,082
  Construction in progress and other.........       3,608      9,199
                                                  -------    -------
     Property, plant and equipment, at cost..      87,400     84,909
  Less accumulated depreciation..............      46,840     44,590
                                                  -------    -------
                                                   40,560     40,319
  Land.......................................       1,371      1,181
                                                  -------    -------
                                                  $41,931    $41,500
                                                  =======    =======

4.   Long-Term Debt

                                                   (Unaudited)
                                                     May 31,    Nov. 30,
                                                      1999        1998
                                                   -----------  --------
  Industrial revenue bonds due 2006..............  $    7,004   $  7,062
  Revolving line of credit, required
     principal payments beginning December 2000..       4,500      5,000
                                                   ----------   --------
                                                   $   11,504   $ 12,062
                                                   ==========   ========

5.   Investment in and Advances to Investee Company

The Company owns a 50% interest in a joint venture that produces particleboard for manufacturing. During 1998, the joint venture was cited by the Environmental Protection Agency ("EPA") for a violation of certain regulations under the Clean Air Act Amendments of 1990. The joint venture members determined that the cost of modification to the plant to come into compliance, together with other needed capital improvements, would be prohibitive and the joint venture elected to cease operations in November 1998. Effective June 1, 1999, the joint venture entered into a lease for the land and building with a third party lessee. The lease term is for two years with an option to purchase for $2.7 million. The Company believes the option will be exercised during the term of the lease. The Company's equity in the sale of the property, together with other net assets of the joint venture in liquidation are approximately equal to the Company's carrying value of the investment at May 31, 1999.

Item 2.   Management's Discussion and Analysis of Financial Condition and
          ---------------------------------------------------------------
          Results of Operations
          ---------------------

Results of Operations
---------------------

Net sales increased $6.8 million, or 13.0%, for the three month period ended May 31, 1999 from the comparable 1998 period. For the six month period, net sales increased $8.9 million or 8.6% from the comparable 1998 period. The increases are due principally to higher unit volume and higher average selling prices.

Gross profit margin for the second quarter of 1999 increased to 26.4% from 24.6% in the year ago quarter. For the six month period, gross profit margin increased to 26.3% from 23.6% in the year ago period. The increase was due principally to improved operating efficiencies and lower raw material costs, partially offset by the higher delivered cost of imported furniture.

Selling, general and administrative expenses for the three and six month periods of 1999 as a percentage of net sales decreased to 15.2% and 15.4%, respectively, from 16.6% and 16.2% for the comparable 1998 periods. The lower percentages in 1999 were due principally to higher net sales. The majority of the increased expenditures in 1999 were selling expenses directly attributable to increased sales.

The Company's effective income tax rate for the three and six month periods of 1999 were 37.5% and 37.6% respectively, compared to 37.1% and 37.3% for the comparable 1998 periods. The increase is due principally to a higher level of taxable income taxed at the higher federal rate imposed to phase out the benefits of lower tax brackets.

As a result of the above, net income for the three month period of 1999 increased 53% to $4.1 million from $2.7 million in the comparable 1998 period. Net income for the six month period of 1999 increased 55% to $7.5 million from $4.8 million in the comparable 1998 period. As a percent of sales, net income for the three and six month periods of 1999 increased to 6.9% and 6.7%, respectively from 5.1% and 4.7% for the comparable 1998 periods.

Liquidity and Sources of Capital
--------------------------------

During the six month periods ended May 31, 1999 and 1998, cash provided by operations was used to fund investing and financing activities. Net cash provided by operating activities decreased to $4.0 million in the 1999 period from $7.5 million in the 1998 period. The decrease in net cash provided by operating activities was principally due to higher payments to suppliers and employees and higher tax payments partially offset by higher receipts of cash from customers.

Net cash used by investing activities of $1.6 million in each of the 1999 and 1998 periods was principally for plant and equipment expenditures in the normal course of business.

Net cash used in financing activities was $2.3 million in the 1999 period compared to $5.4 million in the 1998 period. Expenditures in each period were principally for voluntary payments on long term debt, dividends and purchases of the Company's common stock. The Company declared a quarterly dividend of $.15 per share ($572,000 aggregate) in March 1999, paid in May 1999. The Company made dividend payments totaling $1.1 million in each of the 1999 and 1998 six month periods.

The Company purchased 22,080 shares of its common stock at a total price of $620,000 ($28.09 per share) in the first six months of 1999. The Company bought back 29,351 shares at a total price of $775,000 ($26.40 per share) in all of 1998. The Company intends to continue buying back stock; however, the Company will assess future buy-back opportunities on an ongoing basis and the purchases made in the first half of 1999 are not necessarily indicative of purchases expected for the balance of the year.

Borrowings of $11.5 and 12.1 million were outstanding at May 31, 1999 and November 30, 1998, respectively, all of which were classified as long term. Future cash needs will be financed by cash flow from operations and current borrowing arrangements. At May 31, 1999 approximately $18.5 million of additional borrowings were available under the Company's available lines of credit. The Company believes its financial resources are adequate to support its business requirements for the foreseeable future.

Year 2000 Issue
---------------

The Company recognizes that the arrival of the Year 2000 ("Y2K") presents many challenges for information systems, as well as other time-sensitive machinery and equipment and other systems relied on for day-to-day operation of the business. In 1996 the Company embarked on a plan to identify, assess, and modify or replace equipment and systems that may be impaired following December 31, 1999. A task force was created under the leadership of a corporate officer and comprised of representatives from administration, information services, and manufacturing to begin the identification and assessment phase of the project. Early assessments determined that the Company would be required to modify or replace significant portions of its Information Systems software so that computer systems would continue to function properly in Y2K and beyond. The Company decided to transition its operating systems from a non-compliant legacy mainframe to a compliant client-server network environment. During 1997 and 1998 predominately all of the required hardware was installed, tested, and Company employees trained on its use and operation. Efforts have been underway since 1996 to create new, or to transition existing operations software, to be Y2K compliant. As of May 31, 1999 certain critical operating systems had been transitioned to this new environment and are fully integrated into the day-to-day operation of the business. All other systems will be moved to the new environment by the end of September 1999.

The Company's core business software systems include systems related to order entry, inventory control and sales analysis. The Company has completed remediation of approximately 95% of its core systems and approximately 90% of its non-core support systems. This effort will be completely implemented and validated by November 1999. Approximately $2.7 million has been expended for these hardware and software conversions to date. It is estimated that the cost for the remaining software conversion will not exceed $700,000.

During 1998, the Company's Y2K Task Force sent letters to its major domestic suppliers to determine the degree of their Y2K readiness and compliance. Over 98% of such suppliers have indicated that Y2K plans were either in place or will be in place by year end in order to make their companies Y2K compliant during 1999 and that the Company should not experience any ongoing supply disruptions. The remaining 2% indicated that they do not utilize computer systems and anticipate no business disruptions because of Y2K issues. The Company is not dependent on any single supplier for raw materials or imported furniture. The Company believes that the failure by its foreign suppliers to be Y2K compliant will not cause any significant business disruptions since no individual foreign supplier accounts for more than 1% of total sales, numerous foreign factories are capable of supplying the Company's needs for imported products.

The Company's Y2K Task Force has contacted each of its significant equipment manufacturers with regard to the Y2K readiness of the Company's equipment made by that manufacturer. Of the manufacturers contacted, 98% have responded, and of the manufacturer's that have responded, each of them has indicated that equipment made by it that is used by the Company is Y2K compliant or will be by November 1999. Based upon a Y2K project inventory of the Company's manufacturing machinery and equipment, the Company has identified all the manufacturing machinery and equipment that may potentially be impacted by Y2K. The Company has performed assessment tests on approximately 95% of such equipment using simulated Y2K dates. No significant Y2K remediation issues have arisen with respect to the machinery and equipment that have been tested. The Company expects to complete all such testing and any necessary remediation by September 1999. In addition, the Company has five separate manufacturing locations, in two states and five separate communities each able to produce most products in the Company's line. Further, for most processes each plant has multiple machines from many manufacturers purchased over a long period of time. This flexibility offers redundancy of operations within and between manufacturing locations so that in the event of a shutdown, product could be moved to other functional plant locations.

The Company believes the primary risk presented by its customers who may not be Y2K compliant would arise from EDI (Electronic Data Interchange) trading partners who have not converted to the Y2K compliant EDI 4010 standards. A failure of the Company's or a customer's EDI system would disrupt the normal channel through which the Company receives orders from its customers. However, alternative channels for order delivery and receipt include telephone, facsimile and mail. Most of the

Company's major retailer EDI trading partners have active plans and timetables for conversion to the 4010 standards. The Company expects that all of it's internal EDI systems will be converted to 4010 standards by November 1999.

The Company has not encountered any significant Y2K related problems to date in any phase of its Y2K readiness project, however, the Company cannot fully assess the risks of the Y2K problems due to numerous uncertainties surrounding the issue. The Company is in the process of completing its contingency plan in the event that the changes in its operating systems are not ready by December 31, 1999, and expects to have such a plan in place by August 1999.

Due to the general uncertainty inherent in the Y2K problem, resulting in part from the uncertainty of the Y2K readiness of third-party suppliers and customers, the Company is unable to determine at this time whether the consequences of Y2K problems will have a material impact on the Company's results of operations, liquidity, or financial condition. The failure to correct a material Y2K problem could result in the interruption or a failure of certain normal business activities or operations, which could materially and adversely affect the Company's results of operations, liquidity, and financial condition.

Forward-Looking Statements

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

                          PART II.  OTHER INFORMATION
                                    -----------------

Item 5.   Other Information
          -----------------

     A. Frank Hooker, Jr., the Company's President and Chief Operating Officer, retired effective May 24, 1999. On June 22, 1999, the Board of Directors elected
J. Clyde Hooker, Jr. as President in addition to continuing in his present positions of Chairman and Chief Executive Officer.

Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------

     (a)  Exhibits
          --------

     Exhibit 27. 1 Financial Data Schedule for the quarter ended May 31, 1999.*

     (b)  Reports on Form 8-K
          -------------------

     None.

     * Filed herewith.

                                   SIGNATURE
                                   ---------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   HOOKER FURNITURE CORPORATION


Date: July 14, 1999                By: /s/ E. Larry Ryder
                                       ------------------
                                       E. Larry Ryder
                                       Senior Vice President - Finance and
                                       Administration
                                       (Principal Financial and Accounting
                                       Officer)