Form 10-Q
period 1999-08-31
HOOKER FURNITURE CORP
filed 1999-10-01
CIK 1077688

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

                                   FORM 10-Q
(Mark One)

      X     Quarterly report pursuant to Section 13 or 15(d) of the Securities
     ---
            Exchange Act of 1934.

For the quarterly period ended August 31, 1999 or
                               ---------------

     ___ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from __________ to __________.

Commission file number 000-25349.

                         HOOKER FURNITURE CORPORATION
                         ----------------------------
            (Exact name of registrant as specified in its charter)

                     Virginia                          54-0251350
           ----------------------------           -------------------
          State or other jurisdiction of             (IRS Employer
          incorporation or organization)          Identification No.)

             440 East Commonwealth Blvd., Martinsville, VA. 24112
             -----------------------------------------------------
              (Address of principal executive offices, Zip Code)

                                (540) 632-2133
                           ------------------------
                        (Registrant's telephone number,
                             including area code)


                   _________________________________________
             (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            YES    X      NO ___
                                  ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of September 21, 1999.

               Class                            Number
               -----                            ------
     Common Stock, no par value             3,813,649 Shares

                        PART I. FINANCIAL INFORMATION
                        ------------------------------

ITEM 1.  FINANCIAL STATEMENTS
         --------------------

                         HOOKER FURNITURE CORPORATION
                                BALANCE SHEETS
                       (In thousands, except share data)

                                                              August 31,   November 30,
                                                                 1999          1998
                                                              -----------  ------------
Assets                                                        (Unaudited)
Current assets
  Cash, primarily interest-bearing deposits.................    $    939       $  3,625
  Trade receivables, less allowances of $524 and $500.......      26,574         23,346
  Inventories...............................................      36,824         35,812
  Prepaid expenses and other................................       2,830          1,637
                                                                --------       --------
     Total current assets...................................      67,167         64,420
Property, plant and equipment, net..........................      42,681         41,500
Investment in and advances to investee company..............       2,222          2,371
Other assets................................................       2,950          2,942
                                                                --------       --------
                                                                $115,020       $111,233
                                                                ========       ========

Liabilities and Stockholders' Equity
Current liabilities
  Trade accounts payable....................................    $  1,711       $  4,757
  Accrued salaries, wages and benefits......................       4,486          4,464
  Other accrued expenses....................................       1,364          3,406
  Current maturities of long-term debt......................         380
                                                                --------       --------
     Total current liabilities..............................       7,941         12,627
Long-term debt..............................................      12,120         12,062
Deferred liabilities........................................       2,637          2,431
                                                                --------       --------
  Total liabilities.........................................      22,698         27,120
                                                                --------       --------

Common stock held by ESOP...................................      10,213         10,213

Stockholders' Equity
Common stock, no par value, 10,000,000  shares authorized,
  3,813,649 and 3,835,729 shares issued and outstanding.....       2,421          2,435
Retained earnings...........................................      79,688         71,465
                                                                --------       --------
  Total stockholders' equity................................      82,109         73,900
                                                                --------       --------
                                                                $115,020       $111,233
                                                                ========       ========

   The accompanying notes are an integral part of the financial statements.

                         HOOKER FURNITURE CORPORATION
                             STATEMENTS OF INCOME
                                  (Unaudited)
                     (In thousands, except per share data)

                                         Three Months        Nine Months
                                       Ended August 31,   Ended August 31,
                                       ----------------  -------------------
                                        1999     1998      1999       1998
                                       -------  -------  ---------  --------
Net sales............................  $54,356  $47,287  $166,327   $150,396

Cost of sales........................   40,714   36,216   123,229    114,966
                                       -------  -------  --------   --------

  Gross profit.......................   13,642   11,071    43,098     35,430

Selling, general and
  administrative expenses............    8,677    8,213    25,895     24,874
                                       -------  -------  --------   --------

  Operating income...................    4,965    2,858    17,203     10,556

Other income (expense), net..........        3      120      (272)       114
                                       -------  -------  --------   --------

  Income before taxes................    4,968    2,978    16,931     10,670

Income taxes.........................    1,886    1,197     6,383      4,066
                                       -------  -------  --------   --------

  Net income.........................  $ 3,082  $ 1,781  $ 10,548   $  6,604
                                       =======  =======  ========   ========

Earnings per share:
  Basic and diluted..................  $   .81  $   .47  $   2.76   $   1.72
                                       =======  =======  ========   ========

Weighted average shares outstanding..    3,814    3,845     3,820      3,847
                                       =======  =======  ========   ========

   The accompanying notes are an integral part of the financial statements.

                         HOOKER FURNITURE CORPORATION
                           STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                (In thousands)

                                                                   Nine Months
                                                                 Ended August 31,
                                                              ----------------------
                                                                 1999        1998
                                                              ----------  ----------
Cash flows from operating activities:
Cash received from customers................................  $ 163,593   $ 152,911
Cash paid to suppliers and employees........................   (151,852)   (139,251)
Income taxes paid, net......................................     (7,677)     (4,138)
Interest paid...............................................       (445)       (399)
Interest received...........................................        218         177
                                                              ---------   ---------
  Net cash provided by operating activities.................      3,837       9,300
                                                              ---------   ---------

Cash flows from investing activities:
Purchase of property, plant and equipment and other assets..     (4,622)     (3,794)
                                                              ---------   ---------
  Net cash used by investing activities.....................     (4,622)     (3,794)
                                                              ---------   ---------

Cash flows from financing activities:
Proceeds from long-term debt................................      4,738       2,124
Payments on long-term debt..................................     (4,300)     (3,800)
Cash dividends paid.........................................     (1,719)     (1,615)
Purchase and retirement of common stock.....................       (620)       (500)
                                                              ---------   ---------
  Net cash used by financing activities.....................     (1,901)     (3,791)
                                                              ---------   ---------

Net increase (decrease) in cash.............................     (2,686)      1,715
Cash at beginning of year...................................      3,625         827
                                                              ---------   ---------
  Cash at end of period.....................................  $     939   $   2,542
                                                              =========   =========

Reconciliation of net income to net cash provided
  by operating activities:
  Net income................................................  $  10,548   $   6,604
  Adjustments to reconcile net income to net
     cash provided by operating activities:
     Depreciation and amortization..........................      3,441       3,401
     Changes in assets and liabilities:
       Trade receivables....................................     (3,228)      2,295
       Inventories..........................................     (1,012)        (60)
       Prepaid expenses and other assets....................     (1,052)     (1,157)
       Trade accounts payable...............................     (3,046)     (1,055)
       Other accrued expenses...............................     (2,020)       (915)
       Deferred compensation................................        206         187
                                                              ---------   ---------
  Net cash provided by operating activities.................  $   3,837   $   9,300
                                                              =========   =========

   The accompanying notes are an integral part of the financial statements.

                         HOOKER FURNITURE CORPORATION
                         NOTES TO FINANCIAL STATEMENTS
                                (In thousands)

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

2.   Inventories

                                                   (Unaudited)
                                                    August 31,         November 30,
                                                      1999                1998
                                                   -----------        ------------
  Finished furniture.............................     $32,394              $29,786
  Furniture in process...........................       1,389                1,664
  Materials and supplies.........................      12,990               13,628
                                                      -------              -------
                                                       46,773               45,078
  LIFO reserve...................................       9,949                9,266
                                                      -------              -------
                                                      $36,824              $35,812
                                                      =======              =======

3.   Property, Plant and Equipment

                                                   (Unaudited)
                                                    August 31,         November 30,
                                                      1999                1998
                                                   -----------        ------------
  Buildings......................................     $39,329              $32,621
  Machinery and equipment........................      40,051               37,007
  Office fixtures and equipment..................       6,043                6,082
  Construction in progress and other.............       3,918                9,199
                                                      -------              -------
                                                       89,341               84,909
  Less accumulated depreciation..................      48,031               44,590
                                                      -------              -------
                                                       41,310               40,319
  Land...........................................       1,371                1,181
                                                      -------              -------
                                                      $42,681              $41,500
                                                      =======              =======

4.   Long-Term Debt

                                                           (Unaudited)
                                                            August 31,           November 30,
                                                              1999                  1998
                                                           -----------          ------------
  Industrial revenue bonds due 2006......................   $   7,000              $   7,062
  Revolving line of credit, required principal payments
     beginning December 1999.............................       5,500                  5,000
                                                           ----------           ------------
                                                               12,500                 12,062
  Less current maturities................................         380
                                                           ----------           ------------
                                                            $  12,120              $  12,062
                                                           ==========           ============

5.   Investment in and Advances to Investee Company

The Company owns a 50% interest in a joint venture that produced particleboard for manufacturing. During 1998, the joint venture was cited by the Environmental Protection Agency ("EPA") for a violation of certain regulations under the Clean Air Act Amendments of 1990. The joint venture members determined that the cost of modification to the plant to come into compliance, together with other needed capital improvements, would be prohibitive and the joint venture elected to cease operations in November 1998. Effective June 1, 1999, the joint venture entered into a lease for the land and building owned by the joint venture with a third party lessee. The lease term is for two years with an option to purchase for $2.7 million. The Company believes the option will be exercised during the term of the lease. The Company's equity in the sale of the property, together with other net assets of the joint venture in liquidation are approximately equal to the Company's carrying value of the investment at August 31, 1999.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations
         -------------

Results of Operations
---------------------

Net sales increased $7.1 million, or 14.9%, for the three month period ended August 31, 1999 from the comparable 1998 period. For the nine month period, net sales increased $15.9 million or 10.6% from the comparable 1998 period. The increases are due principally to higher unit volume and higher average selling prices.

Gross profit margin for the third quarter of 1999 increased to 25.1% from 23.4% in the year ago quarter. For the nine month period, gross profit margin increased to 25.9% from 23.6% in the year ago period. The increases in the 1999 periods were due principally to improved operating efficiencies and lower raw material costs, partially offset by the higher delivered cost of imported furniture.

Selling, general and administrative expenses for the three and nine month periods of 1999 as a percentage of net sales decreased to 16.0% and 15.6%, respectively, from 17.4% and 16.5% for the comparable 1998 periods. The percentages were lower in the 1999 periods principally through the effect of higher net sales. The majority of the increased expenditures in 1999 were selling expenses directly attributable to increased sales.

The Company's effective income tax rate for the three and nine month periods of 1999 were 38.0% and 37.7% respectively, compared to 36.6% for total year 1998. The increase is due principally to a higher level of taxable income taxed at the higher federal rate imposed to phase out the benefits of lower tax brackets.

As a result of the above, net income for the three month period of 1999 increased 73.0% to $3.1 million from $1.8 million in the comparable 1998 period. Net income for the nine month period of 1999 increased 59.7% to $10.5 million from $6.6 million in the comparable 1998 period. As a percent of sales, net income for the three and nine month periods of 1999 increased to 5.7% and 6.3%, respectively from 3.8% and 4.4% for the comparable 1998 periods.

Liquidity and Sources of Capital
--------------------------------

During the nine month period ended August 31, 1999, cash provided by operations and borrowings under the Company's revolving credit line were used to fund investing and financing activities. During the comparable 1998 period cash provided by operating activities funded investing and financing activities. Net cash provided by operating activities decreased to $3.8 million in the 1999 period from $9.3 million in the 1998 period. The decrease in net cash provided by operating activities was principally due to higher payments to suppliers and employees and higher tax payments partially offset by higher receipts of cash from customers.

Net cash used by investing activities of $4.6 and $3.8 million in the 1999 and 1998 periods, respectively was principally for plant and equipment expenditures in the normal course of business.

Net cash used in financing activities was $1.9 million in the 1999 period compared to $3.8 million in the 1998 period. Expenditures in each period were principally for voluntary payments on long-term debt, dividends and purchases of the Company's common stock. The Company declared a quarterly dividend of $.15 per share ($572,000 aggregate) in June 1999, paid in August 1999. The Company made dividend payments totaling $1.7 million and $1.6 million in the 1999 and 1998 nine month periods, respectively.

The Company purchased 22,080 shares of its common stock at a total price of $620,000 ($28.09 per share) in the first nine months of 1999. The Company bought back 29,351 shares at a total price of $775,000 ($26.40 per share) in all of 1998. The Company intends to continue buying back stock; however, the Company will assess future buy-back opportunities on an ongoing basis. The purchases made in the first nine months of 1999 are not necessarily indicative of purchases expected for the balance of the year.

Borrowings of $12.5 and $12.1 million were outstanding at August 31, 1999 and November 30, 1998, respectively. Future cash needs will be financed by cash flow from operations and current borrowing arrangements. On August 31, 1999, $17.2 million of additional borrowings were available under the Company's available lines of credit. The Company believes its financial resources are adequate to support its business requirements for the foreseeable future.

Year 2000 Issue
---------------

The Company recognizes that the arrival of the Year 2000 ("Y2K") presents many challenges for information systems, as well as other time-sensitive machinery and equipment and other systems relied on for day-to-day operation of the business. In 1996 the Company embarked on a plan to identify, assess, and modify or replace equipment and systems that may be impaired following December 31, 1999. A task force was created under the leadership of a corporate officer and comprised of representatives from administration, information services, and manufacturing to begin the identification and assessment phase of the project. Early assessments determined that the Company would be required to modify or replace significant portions of its Information Systems software so that computer systems would continue to function properly in Y2K and beyond. The Company decided to remediate all of its existing mainframe systems in addition to transitioning its operating systems to a more modern and Y2K compliant client/server network environment. As of August 31, 1999, remediation of all the Company's existing mainframe systems is complete.

The Company's core business software systems encompass systems related to (1) sales and order processing, (2) manufacturing and distribution and (3) accounting and administration. Since 1996, efforts have been underway to transition these mainframe systems to the client/server network environment.

During 1997 and 1998 predominately all of the required hardware was installed, tested, and Company employees trained on its use and operation. As of August 31, 1999, the manufacturing and distribution applications for finished goods production, inventory control and shipping, as well as accounting and administration applications for human resources and payroll have been transitioned to this new client/server network environment and are fully integrated into the day-to-day operation of the business. Sales and order processing applications will be complete in November 1999. The Company will operate in tandem, both the remediated mainframe systems as well the new operating systems in the client/server network environment well into Y2K. Management believes that this process and the redundancy of systems will ensure that the Company has sufficient backup in the remote event that a problem is encountered in Y2K.

Approximately $2.9 million has been expended for these hardware and software conversions. The Company expects to incur an additional $700,000 to (1) transition manufacturing applications for purchasing and accounting and administration applications for accounts payable, accounts receivable and financial reporting and (2) further enhance and fully integrate operating systems in the client/server environment. The Company believes that these actions are not critical to the Y2K issue.

The Company has also validated the Y2K preparations of its critical business partners. During 1998, the Company's Y2K Task Force sent letters to its major domestic suppliers to determine the degree of their Y2K readiness and compliance. Over 98% of such suppliers have indicated that Y2K plans were either in place or will be in place by year end in order to make their companies Y2K compliant during 1999 and that the Company should not experience any ongoing supply disruptions. The remaining 2% indicated that they do not utilize computer systems and anticipate no business disruptions because of Y2K issues. The Company is not dependent on any single supplier for raw materials or imported furniture. The Company believes that the failure by its foreign suppliers to be Y2K compliant will not cause any significant business disruptions since no individual foreign supplier accounts for more than 1% of total sales, numerous foreign factories are capable of supplying the Company's needs for imported products.

The Company's Y2K Task Force has contacted each of its significant equipment manufacturers with regard to the Y2K readiness of the Company's equipment made by that manufacturer. All critical manufacturers have indicated that equipment made by it that is used by the Company is presently Y2K compliant or will be by November 1999. Based upon a Y2K project inventory of the Company's manufacturing machinery and equipment, the Company has identified all the manufacturing machinery and equipment that may potentially be impacted by Y2K. The Company has performed assessment tests on 100% of its critical equipment using simulated Y2K dates. No significant Y2K remediation issues have arisen with respect to the machinery and equipment tested.

Should problems be experienced after the first of the year, the Company has five separate manufacturing locations, in two states and five separate communities each able to produce most products in the Company's line. Further, for most processes each plant has multiple machines from many manufacturers purchased over a long period of time. This flexibility offers redundancy of operations within and between manufacturing locations so that in the event of a shutdown, product could be moved to other functional plant locations.

The Company believes the primary risk presented by its customers who may not be Y2K compliant would arise from EDI (Electronic Data Interchange) trading partners who have not converted to the Y2K compliant EDI 4010 standards. A failure of the Company's or a customer's EDI system would disrupt the normal channel through which the Company receives orders from its customers. However, alternative channels for order delivery and receipt include telephone, facsimile and mail. Most of the Company's major retailer EDI trading partners have active plans and timetables for conversion to the 4010 standards. The Company expects that all of its internal EDI systems will be converted to 4010 standards by November 1999.

The Company has not encountered any significant Y2K related problems to date in any phase of its Y2K readiness project. The Company expects to complete a final review of its entire Y2K remediation and validation process in October 1999.

The Company believes that adequate preparations have been completed to circumvent problems related to Y2K. However, due to the uncertainty inherent in the Y2K issue, there can be no assurance that problems, if they arise, will not have a material impact on the Company's results of operations, liquidity, or financial condition.

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

     None.



Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

     (a) Exhibits
         --------

     Exhibit 27. 1   Financial Data Schedule for the quarter ended August 31,
     1999.*

     (b) Reports on Form 8-K
         -------------------

     None.

     * Filed herewith.

                                   SIGNATURE
                                   ---------


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 HOOKER FURNITURE CORPORATION


Date: October 1, 1999            By: /s/ E. Larry Ryder
                                     ------------------
                                     E. Larry Ryder
                                     Senior Vice President - Finance and
                                     Administration
                                     (Principal Financial and Accounting
                                     Officer)