Form 10-K
period 1999-11-30
HOOKER FURNITURE CORP
filed 2000-02-18
CIK 1077688

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT HAVE 1934
                  For the fiscal year ended November 30, 1999
                       Commission file number 000-25349

                         HOOKER FURNITURE CORPORATION
                         ----------------------------
            (Exact name of registrant as specified in its charter)

                Virginia                                       54-0251350
         -----------------------                           ------------------
      (State or other jurisdiction of                       (I.R.S. Employer
       incorporation or organization)                     Identification Number)

            440 East Commonwealth Boulevard Martinsville, VA 24112
            ------------------------------------------------------
              (Address of principal executive offices, Zip Code)

Registrant's telephone number, including area code:  (540) 632-2133
                                                     --------------
Securities registered pursuant to Section 12(b) of the Act:  None
Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, no par value
                          --------------------------
                               (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes (x) No ( )

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Aggregate market value of common equity held by non-affiliates of the registrant: $56.2 million (based on the closing price as of February 14, 2000 as reported to the NASD by its member firms); there is no established public trading market for the Company's common stock.

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of February 14, 2000:

           Common Stock, no par value                    7,617,298
           --------------------------                    ---------
            (Class of Common Stock)                  (Number of Shares)

Documents incorporated by reference: Portions of the registrant's Proxy Statement for its Annual Meeting of Stockholders scheduled to be held March 30, 2000 are incorporated by reference into Part III.

                          HOOKER FURNITURE CORPORATION
                               TABLE OF CONTENTS
                               -----------------

                                                                            Page
                                                                            ----
Part I

   Item 1.  Business........................................................   3
   Item 2.  Properties......................................................   7
   Item 3.  Legal Proceedings...............................................   8
   Item 4.  Submission of Matters to a Vote of Security Holders.............   8


Part II
-------

   Item 5.  Markets for Registrant's Common Equity and Related Stockholder
            Matters.........................................................  10
   Item 6.  Selected Financial Data.........................................  11
   Item 7.  Management's Discussion and Analysis of Financial Condition and
            Results of Operations...........................................  12
   Item 7A. Quantitative and Qualitative Disclosures About Market Risk......  15
   Item 8.  Financial Statements and Supplementary Data.....................  15
   Item 9.  Changes in and Disagreements with Accountants on Accounting and
            Financial Disclosure............................................  15

Part III
--------

   Items 10. through 13...................................................... 15

Part IV
-------

  Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.  16

Signatures..................................................................  18

Index to Financial Statements and Schedules................................. F-1

                         Hooker Furniture Corporation
                                    Part I

ITEM 1.   BUSINESS.

General
-------


Incorporated in Virginia in 1924, Hooker Furniture Corporation ("Hooker" or the "Company") is a leading manufacturer and importer of residential furniture primarily targeted at the upper-medium price range. The Company offers diversified products, consisting primarily of home office, entertainment centers, imported lines, bedroom and wall systems, across many style categories within this price range. Its product depth and extensive style selections make the Company an important furniture resource for retailers in its price range and allows the Company to respond more quickly to shifting consumer preferences. The Company has established a broad distribution network that includes independent furniture stores, department stores, specialty retailers, catalog merchandisers and national and regional furniture chains. The Company emphasizes continuous improvement in its manufacturing processes to enable it to continue providing competitive advantages to its customers, such as quick delivery, reduced inventory investment, high quality, and value.

Products and Styles
-------------------


The Company's product lines cover most major design categories. The Company believes that the diversity of its product lines enables it to anticipate and respond quickly to changing consumer preferences and provides retailers an important furniture resource in the upper-medium price range. The Company intends to continue expanding its product styles with particular emphasis on home office, entertainment centers, occasional furniture and bedroom. The Company believes that its products represent good value and that the quality and style of its furniture compare favorably with more premium-priced products.

The Company provides furniture products in a variety of materials, woods, veneers, and finishes. The number of patterns by product line are:

                                           Number of Patterns
                                           ------------------

     Home office...........................         43
     Wall systems..........................         26
     Entertainment centers.................         50
     Imported lines........................         86
     Bedroom...............................         16

These product lines cover most major design categories including European traditional, transitional, American traditional, and country/casual designs.

The Company designs and develops new product styles semi-annually to replace discontinued items or styles and, if desired, expand product lines. The Company's product design process begins with marketing personnel identifying customer needs and conceptualizing product ideas, which generally consist of a group of related furniture pieces. A variety of sketches are produced, usually by independent designers, from which prototype furniture pieces are built. The Company invites key dealers and independent sale representatives to view and critique the prototypes. From this input, changes in design are made and the Company's engineering department prepares a sample for actual full-scale production. The Company introduces its new product styles at the fall and spring international furniture markets.

Distribution
------------

The Company has developed a broad domestic customer base and also sells to a limited international market. The Company sells its furniture through approximately 80 independent sales representatives to independent furniture retailers, catalog merchandisers, and national and regional chain stores. Representative customers include Federated Department Stores, Homelife, Neiman Marcus, Dillard's Department Stores, Nebraska Furniture Mart and Haverty's. The Company believes this broad network reduces its exposure to regional recessions, and allows it to capitalize on emerging channels of distribution. The Company offers tailored merchandising programs to address each channel of distribution.

The general marketing practice followed in the furniture industry is to exhibit products at international and regional furniture markets. In the spring and fall of each year, a nine-day furniture market is held in High Point, North Carolina, which is attended by most buyers and is regarded by the industry as the international market. The Company utilizes approximately 32,000 square feet of showroom space at the High Point market to introduce new products, increase sales of its existing products, and test ideas for future products.

The Company has sold to over 3,700 customers during the past fiscal year, and approximately 1.7% of the Company's sales in 1999 were to international customers. No single customer accounted for more than five percent of the Company's sales in 1999. No material part of the Company's business is dependent upon a single customer, the loss of which would have a material effect on the business of the Company. The loss of several of the Company's major customers could have a material impact on the business of the Company.

Manufacturing
-------------


The Company's manufacturing strategy is to produce products, which are on the leading edge of changing consumer demand for the home, such as home theater, home office and computer furniture, as well as traditional bedroom. The Company stresses strong customer relationships in developing new products as well as improving existing ones. The Company believes strongly in employee involvement with employee and management teams working and communicating in all areas of manufacturing to improve production and quality related issues, stressing quality improvement not quality control. To meet customer expectations of just-in-time inventory delivery, the Company's strategy has been to strike a balance between minimizing cutting size together with increasing the frequency of cuttings on the one hand, and the efficiencies gained from longer production runs on the other. In recent years, cutting sizes have been reduced, frequencies of cuttings increased, and finished goods inventory levels increased. The Company manufactures products using a flexible plant philosophy structure with all plants capable of making and sharing product lines according to customer demands and plant loads, which allows for quicker delivery of high demand products. The Company is in constant contact with key suppliers in forming partnerships which communicate both quality and delivery issues which are imperative for both the Company and supplier to adjust to ever changing customer requirements.

The Company operates manufacturing facilities in North Carolina and Virginia consisting of an aggregate of approximately 1.8 million square feet. The Company considers its present equipment to be generally modern, adequate and well maintained.

The Company schedules production of its various styles based upon actual and anticipated orders. The Company's backlog of unshipped orders was $33.6 million at November 30, 1999 and $32.8 million at November 30, 1998. With the emphasis in recent years on inventory-on-demand, dealers no longer find it necessary to place orders as far in advance as was once the case. In addition, it is the Company's policy and industry practice to allow order cancellation up to time of shipment, therefore customer orders are not firm until shipped. For these reasons, management does not consider order backlogs to be an accurate indicator of expected business. Historically, however, 92% of all orders booked are ultimately shipped. Backlogs are normally shipped within six months.

Imported Lines
--------------


The Company imports finished furniture in a variety of styles and materials, and markets the products under the Company name through its normal distribution channels. Product lines include occasional tables, consoles, chests, casual dining pieces, bedroom pieces and accent items. The Company imports products from China, the Philippines, Mexico, Indonesia, Honduras and Egypt from approximately 16 agents representing 35 factories. All transactions are in U.S. dollars. Because of the large number and diverse nature of foreign factories, the Company has flexibility in the placement of product in any particular country or factory. Factories located in China have become an important resource for the Company. The sudden disruption in the Company's supply chain from China could significantly impact the Company's ability to fill customer orders for products manufactured in that country for a three to six month period. However, the Company believes that such a disruption in supply would not have a material adverse effect on the Company's financial condition or results of operations.

Raw Materials
-------------


The principal materials used by the Company in manufacturing its products include lumber, veneers, plywood, particleboard, hardware, glue, finishing materials, glass products and fasteners. The Company uses a variety of species of lumber, including cherry, oak, poplar, pine and maple. The Company's five largest suppliers accounted for approximately 16.1% of its purchases in 1999.

The Company believes that its sources of supply for these materials are adequate and that it is not dependent on any one supplier.

Competition
-----------


The Company is the sixteenth largest furniture manufacturer in North America based on 1998 sales, according to Furniture/Today, a trade publication. The furniture industry is highly competitive and includes a large number of foreign and domestic manufacturers, none of which dominates the market. The markets in which the Company competes include a large number of relatively small manufacturers; however, certain competitors of the Company have substantially greater sales volumes and financial resources than the Company. Competitive factors in the upper-medium price range include style, price, quality, delivery, design, service and durability. The Company believes that its long-standing customer relationships, customer responsiveness, consistent support of existing diverse product lines that are high quality and good value and experienced management are competitive advantages.

Employees
---------


At November 30, 1999, the Company had approximately 2,050 employees. None of the Company's employees are represented by a labor union. The Company considers its relations with its employees to be good.

The Corporation sponsors the Hooker Furniture Corporation Employee Stock Ownership Plan (the "ESOP") to provide ownership and retirement benefits for eligible employees. The ESOP covers substantially all the Company employees. The ESOP enables employees to share in the growth of the Company and to accumulate a beneficial ownership interest in the Company's Common Stock.

Patents and Trademarks
----------------------


The trade name of the Company represents many years of continued business. The Company believes such name is well recognized and associated with quality in the furniture industry. The Company owns a number of patents, trademarks and licenses, none of which is considered to be material to the Company.

Governmental Regulations
------------------------


The Company is subject to federal, state, and local laws and regulations in the areas of safety, health and environmental pollution controls. Compliance with these laws and regulations has not in the past had any material effect on the Company's earnings, capital expenditures, or competitive position; however, the effect of such compliance in the future cannot be predicted. Management believes that the Company is in material compliance with applicable federal, state, and local environmental regulations.

Regulations issued in December 1995 under the Clean Air Act Amendments of 1990 as part of the National Emission Standards for Hazardous Air Pollutants program and negotiated into the Furniture Maximum Achievable Control Technology Standard, requires the Company to reformulate certain furniture finishes and institute process and administrative changes to reduce emissions of hazardous air pollutants. The Company believes it is in compliance with these regulations by its use of compliant coatings and by training its associates in work practice standards. The Company cannot at this time estimate the future impact of these standards on the Company's operations and capital expenditure requirements. See "Item 8. Legal Proceedings."

Forward-Looking Statements
--------------------------


Certain statements made in this registration statement are not based on historical facts, but are forward-looking statements. These statements can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "will," "should," or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. These statements reflect the Company's reasonable judgment with respect to future events and are subject to risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Such risks and uncertainties include the cyclical nature of the furniture industry, fluctuations in the price of lumber which is the most significant raw material used by the Company, competition in the furniture industry, capital costs and general economic or business conditions, either nationally or internationally.

ITEM 2.  PROPERTIES.

Set forth below is certain information with respect to the Company's principal properties. The Company believes that all these properties are well maintained and in good condition. The Company believes its manufacturing facilities are being efficiently utilized. The Company estimates that its facilities are currently being operated at approximately 95% capacity, on a one-shift basis. Each manufacturing facility is flexible in regard to product lines manufactured, allowing the Company to shift products between plants according to customer sales and delivery demands. All Company plants are equipped with automatic sprinkler systems and modern fire and spark detection systems, which the Company believes are adequate. All facilities set forth below are active and operational.

                                                            Approximate
                                                           Facility Size
Location                        Primary Use                (Square Feet)       Owned or Leased
--------                        -----------                -------------       ---------------
Martinsville, VA            Corporate Headquarters             32,000               Owned
Martinsville, VA            Manufacturing                     760,000               Owned
Martinsville, VA            Distribution/Imports              400,000               Owned (1)
Martinsville, VA            Distribution                      189,200               Owned (2)
Martinsville, VA            Plywood Production                146,000               Owned
Kernersville, NC            Manufacturing                     115,000               Owned
Roanoke, VA                 Manufacturing                     265,000               Owned
Pleasant Garden, NC         Manufacturing                     300,000               Owned
Maiden, NC                  Manufacturing                     200,000               Owned
High Point, NC              Showroom                           32,000               Leased (3)

(1) An additional 180,000 square feet is under construction at this location that will house the imports division. The addition will be completed by March 2000. The 100,000 square feet of the existing facility, currently housing the imports division, will then be utilized for distribution.

(2) The Company is presently contemplating the sale, lease or alternate utilization of this facility.

(3)  Lease expires April 30, 2005.

ITEM 3.  LEGAL PROCEEDINGS.

The Company owns a 50% interest in a joint venture that produced particleboard for furniture manufacturing. During 1998, the joint venture was cited by the U.S. Environmental Protection Agency ("EPA") for a violation of certain regulations under the Clean Air Act Amendments of 1990. The joint venture members determined that the cost of modification to the plant to come into compliance, together with other needed capital improvements, would be prohibitive and the joint venture elected to cease operations in November 1998. Effective June 1, 1999, the joint venture entered into a lease for the land and building owned by the joint venture with a third party lessee. The lease term is for two years with an option to purchase for $2.7 million. The Company believes the option will be exercised during the term of the lease. The Company's equity in the anticipated proceeds from the sale of the property, together with other net assets of the joint venture are approximately equal to the Company's carrying value of the investment at November 30, 1999. No final action has been taken by EPA in this matter, including the assessment of fines against the joint venture. The Company believes that any fines that might be levied by the EPA will not have a material adverse affect on the Company's financial condition or results of operations.

Based upon performance tests conducted in November 1998, the EPA issued the Company a Notice of Violation in March 1999 for the failure of two boilers at the Company's Martinsville facility to meet particulate emission limitations under the Clean Air Act. The Company made adjustments to one non-compliant boiler and conducted a second performance test in February 1999. The results of that second performance test indicated that the boiler was in compliance with its particulate limitations. The Company has forwarded those results to EPA. The Company has analyzed the operations of the second non-compliant boiler and has formulated a plan to bring that boiler into compliance with its particulate emission limitations. No final action has been taken by EPA in this matter, including the assessment of fines against the Company. Company management anticipates that costs incurred by the Company in connection with bringing both boilers into compliance, including any fines that might be levied by the EPA, will not have a material adverse affect on the Company's financial condition or results of operations.


ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

                         HOOKER FURNITURE CORPORATION
                     Executive Officers of the Registrant

The Company's executive officers and their ages as of February 14, 2000 and the year each joined the Company or its Board are as follows:

                                                                                        Year Joined
             Name                  Age                      Position                       Company
             ----                  ---                      ---------                      -------
J. Clyde Hooker, Jr.                79     Chairman and Chief Executive Officer              1946

Paul B. Toms, Jr.                   45     President and Chief Operating Officer             1983

Douglas C. Williams                 52     Executive Vice President - Manufacturing          1971
Raymond T. Harm                     50     Senior Vice President - Sales                     1999

Henry P. Long, Jr.                  48     Senior Vice President - Merchandising and         1983
                                           Design

E. Larry Ryder                      52     Senior Vice President - Finance and               1977
                                           Administration, Assistant Secretary, and
                                           Assistant Treasurer

J. Clyde Hooker, Jr. has been Chairman of the Board since 1987 and Chief Executive Officer since 1966. He was President from 1960 to 1987 and again in 1999. Prior to 1960, Mr. Hooker held various positions in sales and marketing. Mr. Hooker joined the Company in 1946 and has been a Director since 1947. He is the first cousin of A. Frank Hooker, Jr. (a director of the Company) and the uncle of Paul B. Toms, Jr.

Paul B. Toms, Jr. has been President - Chief Operating Officer since December 1999. Mr. Toms was Executive Vice President - Sales & Marketing from December 1994 to December 1999, Senior Vice President - Sales & Marketing during 1993 and 1994 and Vice President - Sales from 1987 to 1993. Mr. Toms joined the Company in 1983 and has been a Director since 1993. Mr. Toms is the nephew of J. Clyde Hooker, Jr.

Douglas C. Williams was elected Executive Vice President - Manufacturing in December 1999. He was Senior Vice President - Manufacturing from 1987 to 1999 and Vice President - Manufacturing from 1986 to 1987. Prior to 1986, he held various positions in production. Mr. Williams joined the Company in 1971 and has been a Director since 1987.

Raymond T. Harm has been Senior Vice President - Sales since joining the Company in 1999. Prior to joining the Company, he served as Vice President - Sales for The Barcalounger Company from 1992 to 1999. Prior to 1992, Mr. Harm served in various sales management positions with The Barcalounger Company.

Henry P. Long, Jr. has been Senior Vice President - Merchandising and Design since 1994. He was Vice President - Sales from 1987 to 1994. Mr. Long joined the Company in 1983 and has been a Director since 1993.

E. Larry Ryder has been Senior Vice President - Finance and Administration since 1987, Assistant Treasurer since 1998 and Assistant Secretary since 1990. He was Treasurer from 1989 to 1998 and Vice President - Finance and Administration from 1983 to 1987. Prior to 1983, Mr. Ryder served in various financial capacities. Mr. Ryder joined the Company in 1977 and has been a Director since 1987.

                         Hooker Furniture Corporation
                                    Part II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The table below sets forth the high and low sales prices per share for the Company's Common Stock for the periods indicated as reported to the National Association of Securities Dealers, Inc. (the "NASD") by the NASD's member firms. The Company's Common Stock is not listed for trading on any securities exchange or on Nasdaq and there is no established public trading market for the Company's Common Stock. The stock price information reported in the tables below represents a limited number of transactions in the Company's Common Stock in the "over-the-counter" market during the periods indicated.


               1999                              High    Low
                                                ------  ------
          First Quarter......................   $15.75  $13.00
          Second Quarter.....................    15.13   12.00
          Third Quarter......................    15.00   11.00
          Fourth Quarter.....................    14.50    9.00

              1998
          First Quarter......................   $15.00  $12.50
          Second Quarter.....................    17.00   13.88
          Third Quarter......................    16.88   12.50
          Fourth Quarter.....................    16.00   11.50

As of February 14, 2000 the Company had approximately 770 beneficial stockholders and 1,550 employees participating in the Company's ESOP. The Company pays quarterly dividends on its Common Stock on or about the last day of February, May, August and November, when declared by the Board of Directors, to stockholders of record approximately two weeks earlier. Although the Company presently intends to declare cash dividends at historical levels on a quarterly basis for the foreseeable future, the determination as to the payment and the amount of any future dividends will be made by the Board of Directors from time to time and will depend on the Company's then current financial condition, capital requirements, results of operations and any other factors then deemed relevant by the Board of Directors. The following table sets forth the dividends per share paid by the Company with respect to its Common Stock during the Company's two most recent fiscal years:

                                                 1999    1998
                                                ------  ------
          First Quarter......................   $0.075  $0.070
          Second Quarter.....................    0.075   0.070
          Third Quarter......................    0.075   0.070
          Fourth Quarter.....................    0.075   0.070

All per share information reflected above has been adjusted to reflect a two-for-one stock split distributed in the form of a stock dividend on January 31, 2000.

ITEM 6.  SELECTED FINANCIAL DATA

The following selected financial data for each of the last five fiscal years ended November 30, 1999 has been derived from the Company's audited financial statements. The selected financial data should be read in conjunction with the Financial Statements, including the Notes thereto, and "Management's Discussion and Analysis" included elsewhere herein.

                                                  For the Year Ended November 30,
                                               (In thousands, except per share data)
                                        --------------------------------------------------

                                          1999       1998      1997       1996      1995
                                        ---------  --------  ---------  --------  --------
Income Statement Data (1):
Net sales.............................  $227,785   $205,308  $175,385   $161,202  $144,689
Cost of goods sold....................   168,603    156,344   133,092    118,675   108,825
Selling and administrative expenses...    35,648     32,051    26,685     25,172    22,474
Income from operations................    23,534     16,913    15,608     17,355    13,390
Other income (expense), net...........      (358)       114       (31)       148       718
Income before income taxes............    23,176     17,027    15,577     17,503    14,108
Income taxes..........................     8,881      6,241     5,530      6,715     4,939
Net income............................    14,295     10,786    10,047     10,788     9,169

Per Share Data (2):
Basic and diluted earnings per share..      1.87       1.40      1.30       1.39      1.18
Cash dividends per share..............      0.30       0.28      0.26       0.22      0.18
Net book value per share (including
  common stock held by ESOP)..........     12.52      10.97      9.86       8.85      7.68
Weighted number of shares
  outstanding.........................     7,636      7,692     7,734      7,750     7,753

Balance Sheet Data:
Cash..................................       157      3,625       827      1,997     2,543
Inventories...........................    37,051     35,812    33,475     26,013    19,818
Working capital.......................    54,557     51,793    47,153     37,555    33,840
Total assets..........................   116,423    111,233    98,290     87,370    71,144
Long-term debt (including current
  maturities).........................     7,000     12,062     9,985      7,228     1,000
Common stock held by ESOP.............    10,129     10,213    10,044      9,230     6,740
Stockholders' equity..................    85,234     73,900    66,210     59,326    52,760

(1) Certain items in the financial statements for periods prior to 1999 have been reclassified to conform to the 1999 method of presentation.

(2) All share and per share data reflect the effect of a two-for-one stock split distributed in the form of a stock dividend on January 31, 2000.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Selected Financial Data above and the Financial Statements and Notes thereto contained elsewhere in this report.

Results of Operations
---------------------

The following table sets forth the percentage relationship to net sales of certain items included in the statements of income:

                                                     For the Year Ended November 30,
                                                    ----------------------------------
                                                       1999        1998        1997
                                                    ----------  ----------  ----------

               Net sales..........................      100.0%      100.0%      100.0%
               Cost of sales......................       74.0        76.2        75.9
                                                        -----       -----       -----
                 Gross profit.....................       26.0        23.8        24.1
               Selling & administrative expenses..       15.7        15.6        15.2
                                                        -----       -----       -----
                 Operating income.................       10.3         8.2         8.9
               Other income (expense), net........       (0.1)        0.1
                                                        -----       -----       -----
                  Income before income taxes......       10.2         8.3         8.9
               Income taxes.......................        3.9         3.0         3.2
                                                        -----       -----       -----
                 Net income.......................        6.3%        5.3%        5.7%
                                                        =====       =====       =====

1999 Compared to 1998
---------------------

Net sales increased $22 million or 10.9% in 1999 compared to 1998. The increase was due principally to continued increased unit volume in two major product lines: imported furniture and home office furniture.

Gross profit margin for 1999 increased to 26.0% compared to 23.8% for 1998. The increase was due primarily to improved operating efficiencies, lower raw material costs offset partially by the higher delivered cost of imported furniture, and higher average unit selling prices.

Selling and administrative expenses rose $3.6 million to 15.7% of net sales compared to 15.6% for 1998. The increase was primarily due to increased costs of warehousing and shipping. During 1999, the Company moved to centralized finished goods warehousing, requiring a duplicity of facilities during much of the year. The Company anticipates that dual facilities will not be necessary by the beginning of the second quarter of 2000.

As a result of the above, operating income increased from 8.2% of net sales in 1998 to 10.3% of net sales in 1999.

The Company's effective tax rate increased from 36.6% in 1998 to 38.3% in 1999.

1998 Compared to 1997
---------------------

Net sales increased $30 million or 17.1% in 1998 compared to 1997. The increase was due principally to higher unit volume, particularly in three major product lines: imported occasional furniture, home entertainment furniture and home office furniture.

Gross profit margin for 1998 decreased to 23.8% compared to 24.1% for 1997. The decline was due primarily to lower average unit selling prices.

Selling and administrative expenses rose from 15.2% of net sales in 1997 to 15.6% in 1998. The increase was primarily due to the Company's planned investment upgrades in year-2000 compliant hardware, software and network technology.

As a result of the above, operating income dropped from 8.9% of net sales in 1997 to 8.2% of net sales in 1998.

The Company's effective tax rate was 36.6% of income before taxes in 1998 and 35.5% in 1997.

Financial Condition, Liquidity and Capital Resources
----------------------------------------------------

As of November 30, 1999, assets totaled $116.4 million, up from $111.2 million in 1998 and $98.3 million in 1997. Stockholders' equity at November 30, 1999, was $85.2 million, rising from $73.9 million in 1998 and $66.2 million in 1997. Cash generated from operating activities was $13.3 million during 1999 compared to $15.1 million in 1998 and $4.6 million in 1997.

Investing activities consumed $8.6 million in cash during 1999 compared to $11.5 million during 1998 and $6.2 million in 1997. Cash absorbed by investing activities in all three years was for capital expenditures as the Company continued to invest in property, plant and equipment for expanded furniture manufacturing capacity and distribution. In 1999, the Company began construction of raw lumber grading, storage and drying facilities at the Maiden, North Carolina plant to enable the Company to improve control of lumber cost and availability. These facilities should be completed and operational during the second quarter of 2000. The Company also began a 180,000 square foot addition to the central distribution center ("CDC") in Martinsville, Virginia. The Company substantially completed the consolidation of finished inventory formerly kept in three separate warehouses into the CDC in 1999. One of the former warehouses was under lease, which expired in April 1999, management is considering the sale, lease or alternate utilization of one facility, and the final facility will be used for additional manufacturing needs. Management anticipates that the consolidation will provide improved inventory control, less handling and improved efficiency for the distribution of its product.

The Company used $8.1 million for financing activities in 1999 compared to using $850,000 in 1998 and provided cash from financing activities in the amount of $408,000 in 1997. During 1997, the Company incurred $2.8 million of additional debt through its revolving line of credit for working capital needs primarily to fund a $7.5 million increase in inventories. During 1998, total long-term debt increased $2.1 million, primarily to fund the purchase of additional warehouse capacity during the fourth quarter. In 1999, long-term debt was reduced by $5.1 million. The Company made dividend payments of $2.3 million, $2.2 million and $2.0 million in 1999, 1998 and 1997, respectively.

At November 30, 1999, the Company had $8 million available under its revolving line of credit and $10.8 million of availability under additional lines of credit to fund working capital needs. The Company believes it has the financial resources needed to meet business requirements in the foreseeable future, including capital expenditures for the expansion of manufacturing capacity, working capital requirements, and the Company's dividend program.

Environmental Matters
---------------------

Hooker Furniture Corporation is committed to protecting the environment as evidenced by its products and its manufacturing operations. The Company's manufacturing sites generate both hazardous and non-hazardous wastes, the treatment, storage, transportation and disposal of which are subject to various local, state and national laws relating to protecting the environment. The Company is in various stages of investigation or remediation of alleged or acknowledged contamination at current manufacturing sites, and at its 50% owned subsidiary. The Company's policy is to record environmental liabilities when loss amounts are probable and can be reasonably estimated. The Company's assessment of the costs associated with its environmental responsibilities, compliance with federal, state and local laws regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, has not had, and in the opinion of management, will not have a material effect on the Company's financial position, results of operations, capital expenditures or competitive position.

Year 2000
---------

Since 1996, the Company had been planning for the advent of the year 2000. Review and, where necessary, the upgrade or replacement of critical business system software and hardware, and other equipment was made prior to 2000, at a cost of approximately $3 million. These actions allowed the transition to occur without material disruption to the Company's business systems, supply of materials or the subsequent distribution of product. The Company will continue to monitor exposures both internally and with its business partners. Such ongoing costs are expected to be minimal and a part of normal operating costs.

Accounting Pronouncements
-------------------------

In June 1998, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"), which establishes accounting and reporting standards for derivative instruments. SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000 and requires application prospectively. Management believes that the adoption of SFAS 133 will not have a material impact on the Company's financial statements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's obligations under its lines of credit and industrial revenue bonds bear interest at variable rates. The Company has entered into an interest rate swap agreement that, in effect fixes the rate of interest on the industrial revenue bonds at 4.71% through 2006. At November 30, 1999 the Company had no debt outstanding under its lines of credit. A 10% fluctuation in market interest rates would not have a material impact on the Company's results of operations or financial condition.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements and schedule listed in Items 14(a)(1) and 14(a)(2) of this report are incorporated herein by reference and are filed as a part of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

                         Hooker Furniture Corporation
                                   Part III

In accordance with General Instruction G(3) of Form 10-K, the information called for by Items 10, 11, 12 and 13 of Part III is incorporated by reference to the registrant's definitive Proxy Statement for its Annual Meeting of Stockholders scheduled to be held March 30, 2000, except for information concerning the executive officers of the registrant which is included in Part I of this report under the caption "Executive Officers of the Registrant."

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  Documents filed as part of this report on Form 10-K:
(1)  The following financial statements are included in this report on Form 10-
     K:

     Report of Independent Certified Public Accountants.

     Balance Sheets as of November 30, 1999 and 1998.

     Statements of Income for each of the three fiscal years ended November 30, 1999.

     Statements of Cash Flows for each of the three fiscal years ended November 30, 1999.

     Statements of Stockholders' Equity for each of the three fiscal years ended November 30, 1999.

     Summary of Significant Accounting Policies.

     Notes to Financial Statements.

(2)  Financial Statement Schedules:

     Report on Financial Statement Schedule.

     Schedule II - Valuation and Qualifying Accounts for each of the three fiscal years ended November 30, 1999.

(b) The following reports on Form 8-K were filed by the registrant during the last quarter covered by this report:

     None.

(c)  Exhibits:

3.1 Amended and Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form 10 (Commission File No. 000-25349)).

3.2 Articles of Amendment to Amended and Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form 10 (Commission File No. 000-25349)).

3.3 Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.3 to the Company's Registration Statement on Form 10 (Commission File No. 000-25349)).

4.1 Amended and Restated Articles of Incorporation of the Company (See Exhibit 3.1).

4.2 Articles of Amendment to Amended and Restated Articles of Incorporation of the Company (See Exhibit 3.2).

4.3  Bylaws of the Company (See Exhibit 3.3).

     Pursuant to Regulation S-K, Item 601(b)(4)(iii), instruments evidencing long-term debt less than 10% of the Company's total assets have been omitted and will be furnished to the Securities and Exchange Commission upon request.

10.1 Lease, dated August 11, 1999, between International Home Furnishings Center, Inc. and the Company. *

10.2 Form of Salary Continuation Agreement (incorporated by reference to Exhibit
     10.3 to the Company's Registration Statement on Form 10 (Commission File No. 000-25349)). **

10.3 Form of Split Dollar Agreement (incorporated by reference to Exhibit 10.4 to the Company's Registration Statement on Form 10 (Commission File No. 000-25349)). **

10.4 Commitment Letter for line of credit ("BB&T Line of Credit") and related Promissory Note dated June 5, 1998 between Branch Banking & Trust Company and the Company. *

10.5 Commitment Letter dated March 23, 1999 between Branch Banking & Trust Company and the Company renewing BB&T Line of Credit. *

27.1 Financial Data Schedule. *

_______________
*Filed herewith.
**Management contract or compensatory plan.

                                  SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         HOOKER FURNITURE CORPORATION

February 14, 2000
                              /s/ J. Clyde Hooker, Jr.
                              ----------------------------------------
                                  J. Clyde Hooker, Jr.
                                  Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     Signature                                 Title                             Date
/s/ J. Clyde Hooker, Jr.           Chairman, Chief Executive Officer and        February 14, 2000
-----------------------------
    J. Clyde Hooker, Jr.           Director (Principal Executive Officer)


/s/ Paul B. Toms, Jr.              President - Chief Operating Officer and      February 14, 2000
------------------------------
    Paul B. Toms, Jr.              Director


/s/ Douglas C. Williams            Executive Vice President - Manufacturing     February 14, 2000
------------------------------
    Douglas C. Williams            and Director


/s/ Henry P. Long, Jr.             Senior Vice President - Merchandising and    February 14, 2000
------------------------------
    Henry P. Long, Jr.             and Design and Director


/s/ E. Larry Ryder                 Senior Vice President - Finance and          February 14, 2000
------------------------------
    E. Larry Ryder                 Administration and Director
                                   (Principal Financial and Accounting Officer)


/s/ W. Christopher Beeler, Jr.     Director                                     February 14, 2000
------------------------------
    W. Christopher Beeler, Jr.


/s/ John L. Gregory III            Director                                     February 14, 2000
------------------------------
    John L. Gregory III


/s/ Irving M. Groves, Jr.          Director                                     February 14, 2000
------------------------------
    Irving M. Groves, Jr.


/s/ A. Frank Hooker, Jr.           Director                                     February 14, 2000
------------------------------
    A. Frank Hooker, Jr.


/s/ L. Dudley Walker               Director                                     February 14, 2000
------------------------------
    L. Dudley Walker

                         HOOKER FURNITURE CORPORATION
                         INDEX TO FINANCIAL STATEMENTS

Financial Statements
--------------------

  Report of Independent Certified Public Accountants........................ F-2

  Balance Sheets as of November 30, 1999 and 1998........................... F-3

  Statements of Income for each of the three fiscal years ended November
  30, 1999.................................................................. F-4

  Statements of Cash Flows for each of the three fiscal years ended
  November 30, 1999......................................................... F-5

  Statements of Stockholders' Equity for each of the three fiscal years ended November 30, 1999................................................... F-6

  Summary of Significant Accounting Policies................................ F-7

  Notes to Financial Statements............................................. F-8

Financial Statement Schedules
-----------------------------

  Report on Financial Statement Schedule.................................... S-1

  Schedule II-Valuation and Qualifying Accounts for each of the three fiscal years ended November 30, 1999...................................... S-2

              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Stockholders of
Hooker Furniture Corporation
Martinsville, Virginia


We have audited the accompanying balance sheets of Hooker Furniture Corporation as of November 30, 1999 and 1998 and the related statements of income, stockholders' equity, and cash flows for each of the three years in the period ended November 30, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hooker Furniture Corporation at November 30, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended November 30, 1999 in conformity with generally accepted accounting principles.


                                        /S/ BDO Seidman, LLP
                                        --------------------



December 15, 1999, except for Note 7, which is as of January 10, 2000 Richmond, Virginia

Balance Sheets (In thousands, including share data)        Hooker Furniture Corporation
-----------------------------------------------------------------------------------------

As of November 30,                                                1999            1998
-----------------------------------------------------------------------------------------
Assets
-----------------------------------------------------------------------------------------
Current Assets
     Cash, primarily interest-bearing deposits.............     $    157        $  3,625
     Trade receivables, less allowance of $525 and $500....       26,599          23,346
     Inventories...........................................       37,051          35,812
     Prepaid expenses and other............................        2,408           1,637
                                                                --------        --------
           Total current assets............................       66,215          64,420

Property, plant and equipment, net.........................       45,138          41,500

Other assets...............................................        5,070           5,313
                                                                --------        --------
     Total assets..........................................     $116,423        $111,233
                                                                ========        ========

-----------------------------------------------------------------------------------------
Liabilities and Stockholders' Equity
-----------------------------------------------------------------------------------------

Current liabilities
     Trade accounts payable................................     $  3,776        $  4,757
     Accrued salaries, wages and benefits..................        5,387           4,464
     Other accrued expenses................................        2,495           3,406
                                                                --------        --------
           Total current liabilities.......................       11,658          12,627

Long-term debt.............................................        7,000          12,062
Deferred liabilities.......................................        2,402           2,431
                                                                --------        --------
                 Total liabilities.........................       21,060          27,120
                                                                --------        --------

Common Stock held by ESOP..................................       10,129          10,213

Stockholders' equity
     Common stock, no par value, 10,000 shares authorized,
        7,617 and 7,671 shares issued and outstanding......        2,418           2,435
     Retained earnings.....................................       82,816          71,465
                                                                --------        --------
          Total stockholders' equity.......................       85,234          73,900
                                                                --------        --------
         Total liabilities and stockholders' equity........     $116,423        $111,233
                                                                ========        ========

See accompanying Summary of Significant Accounting Policies and Notes to Financial Statements.

Statements of Income (In thousands, excluding per share data)                        Hooker Furniture Corporation
-----------------------------------------------------------------------------------------------------------------

For The Year Ended November 30,                                            1999        1998          1997
-----------------------------------------------------------------------------------------------------------------
Net sales.............................................................   $227,785    $205,308      $175,385

Cost of sales.........................................................    168,603     156,344       133,092
                                                                         --------    --------      --------

   Gross profit.......................................................     59,182      48,964        42,293

Selling and administrative expenses...................................     35,648      32,051        26,685
                                                                         --------    --------      --------

     Operating income.................................................     23,534      16,913        15,608

Other income (expense), net...........................................       (358)        114           (31)
                                                                         --------    --------      --------

     Income before taxes..............................................     23,176      17,027        15,577

Income taxes..........................................................      8,881       6,241         5,530
                                                                         --------    --------      --------

     Net income.......................................................   $ 14,295    $ 10,786      $ 10,047
                                                                         ========    ========      ========

Earnings per share:
     Basic and diluted................................................   $   1.87    $   1.40      $   1.30
                                                                         ========    ========      ========

 Weighted average shares outstanding..................................      7,636       7,692         7,734
                                                                         ========    ========      ========

See accompanying Summary of Significant Accounting Policies and Notes to Financial Statements.

Statements of Cash Flows  (In thousands)                                          Hooker Furniture Corporation
----------------------------------------------------------------------------------------------------------------

For The Year Ended November 30,                                  1999                1998               1997
----------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
    Cash received from customers............................  $ 225,167           $ 205,376          $ 173,398
    Cash paid to suppliers and employees....................   (202,044)           (183,745)          (162,882)
    Income taxes paid.......................................     (9,288)             (6,038)            (5,310)
    Interest paid, net......................................       (570)               (459)              (572)
                                                              ---------           ---------          ---------

       Net cash provided by operating activities............     13,265              15,134              4,634
                                                              ---------           ---------          ---------

Cash flows from investing activities:
    Purchase of property, plant and equipment, net..........     (8,626)            (11,486)            (6,212)
                                                              ---------           ---------          ---------

       Net cash absorbed by investing activities............     (8,626)            (11,486)            (6,212)
                                                              ---------           ---------          ---------

Cash flows from financing activities:
    Proceeds from long-term debt............................      4,738               6,877              6,757
    Payments on long-term debt..............................     (9,800)             (4,800)            (4,000)
    Cash dividends paid.....................................     (2,290)             (2,152)            (2,011)
    Purchase and retirement of common stock.................       (755)               (775)              (338)
                                                              ---------           ---------          ---------

      Net cash provided (absorbed) by financing activities..     (8,107)               (850)               408
                                                              ---------           ---------          ---------

Net increase (decrease) in cash.............................     (3,468)              2,798             (1,170)

Cash at beginning of year...................................      3,625                 827              1,997
                                                              ---------           ---------          ---------

Cash at end of year.........................................  $     157           $   3,625          $     827
                                                              =========           =========          =========

Reconciliation of net income to net cash provided by operating activities:

Net income..................................................  $  14,295           $  10,786          $  10,047
    Depreciation and amortization...........................      4,988               4,900              4,770
    Increase in trade receivables...........................     (3,253)               (369)            (2,536)
    Increase in inventories.................................     (1,239)             (2,337)            (7,462)
    Increase in prepaid expenses and other assets...........       (528)               (853)              (660)
    Increase (decrease) in trade accounts payable...........       (981)                582               (331)
    Increase (decrease) in other accrued expenses...........         12               2,192               (104)
    Increase (decrease) in deferred liabilities.............        (29)                233                910
                                                              ---------           ---------          ---------

       Net cash provided by operating activities............  $  13,265           $  15,134          $   4,634
                                                              =========           =========          =========

See accompanying Summary of Significant Accounting Policies and Notes to Financial Statements.

Statements of Stockholders' Equity (In thousands)   Hooker Furniture Corporation
--------------------------------------------------------------------------------

                                                             Common Stock        Retained
                                                          -----------------
                                                          Shares     Amount      Earnings
                                                          ------     ------      --------
Balance at November 30, 1996..........................     7,749     $2,460      $56,866

Net income............................................                            10,047
Cash dividends on common stock ($0.26 per share)......                            (2,011)
Increase in fair value of shares held by ESOP.........                              (814)
Purchase and retirement of common stock...............       (19)        (6)        (332)
                                                           -----     ------      -------

  Balance at November 30, 1997........................     7,730      2,454       63,756

Net income............................................                            10,786
Cash dividends on common stock ($0.28 per share)......                            (2,152)
Increase in fair value of shares held by ESOP.........                              (169)
Purchase and retirement of common stock...............       (59)       (19)        (756)
                                                           -----     ------      -------

  Balance at November 30, 1998........................     7,671      2,435       71,465
                                                           -----     ------      -------

Net income............................................                            14,295
Cash dividends on common stock ($0.30 per share)......                            (2,290)
Decrease in fair value of shares held by ESOP.........                                84
Purchase and retirement of common stock...............       (54)       (17)        (738)
                                                           -----     ------      -------

  Balance at November 30, 1999........................     7,617     $2,418      $82,816
                                                           =====     ======      =======

See accompanying Summary of Significant Accounting Policies and Notes to Financial Statements.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES          Hooker Furniture Corporation
--------------------------------------------------------------------------------

Nature of Business
------------------
The Company manufactures and imports household and office furniture for sale to wholesale and retail merchandisers located primarily throughout North America. The Company operates predominantly in one business segment. Substantially all revenues result from the sale of residential furniture products. Substantially all of the Company's trade accounts receivable are due from retailers in this market, which consists of a large number of entities with a broad geographical dispersion.

Certain items in the financial statements for periods prior to 1999 have been reclassified to conform to the 1999 method of presentation.

Inventories
-----------
Inventories are stated at the lower of cost, using the last-in, first-out (LIFO) method, or market.

Property, Plant and Equipment
-----------------------------
Property, plant and equipment is stated at cost, less allowances for depreciation. Provision for depreciation has been computed (generally by the declining balance method) at annual rates that will amortize the cost of the depreciable assets over their estimated useful lives.

Income Taxes
------------
Deferred income taxes reflect the future tax consequences of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year end.

Fair Value of Financial Instruments
-----------------------------------
The Company's financial instruments' (consisting of cash, accounts receivable, accounts payable and accrued salaries) carrying values approximate fair value because of the short-term nature of those instruments. The fair value of the Company's industrial development revenue bonds is estimated based on the quoted market rates for similar debt with remaining maturity. At November 30, 1999, the carrying value of the industrial revenue bonds approximated fair value.

Use of Estimates
----------------
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported period. Actual results could differ from those estimates.

Revenue Recognition
-------------------
Sales are recognized when products are shipped to customers. Substantially all of the Corporation's trade accounts receivable are from customers in the retail furniture industry. Management periodically performs credit evaluations of its customers and generally does not require collateral. The Corporation uses credit insurance to minimize the risk on certain accounts.

Long-Lived Assets
-----------------
Long-lived assets, such as property, plant and equipment, are evaluated for impairment when events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable through the estimated undiscounted future cash flows from the use of those assets. When any such impairment exists, the related assets will be written down to fair value. No impairment losses have been recorded through November 30, 1999.

SUMMARY OF SIGNIFICANT
ACCOUNTING POLICIES - CONTINUED                     Hooker Furniture Corporation
--------------------------------------------------------------------------------

Earnings Per Share
------------------
Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilutive effect of securities that could share in earnings of the Company. At November 30, 1999, there were no securities that had a dilutive effect. Earnings per share has been computed based upon the weighted average number of common shares outstanding during the year.



NOTES TO FINANCIAL STATEMENTS
(Dollar amounts in tables or text, in thousands unless otherwise indicated)

NOTE 1 - INVENTORIES

                                                          November 30,
                                                      ------------------
                                                       1999        1998
                                                      -------  ---------
Finished furniture.................................   $31,673       $29,787
Furniture in process...............................     1,665         1,663
Materials and supplies.............................    13,244        13,628
                                                      -------       -------
  Inventories at FIFO..............................    46,582        45,078
Reduction to LIFO basis............................     9,531         9,266
                                                      -------       -------
  Inventories......................................   $37,051       $35,812
                                                      =======       =======

If the first-in, first-out (FIFO) method had been used in valuing all inventories, net income would have been $14,459, $11,357 and $10,757 for the three years ended November 30, 1999, 1998 and 1997, respectively.

NOTE 2 - PROPERTY, PLANT AND EQUIPMENT

                                                             Depreciable                November 30,
                                                                                 ------------------------
                                                           Lives (In years)         1999            1998
                                                           ----------------         ----            ----
Buildings................................................       15 - 40          $ 40,047        $ 32,621
Machinery and equipment..................................        8 - 20            40,888          37,007
Furniture and fixtures...................................        5 - 10             6,323           6,082
Other....................................................        3 - 30             5,894           9,199
                                                                                 --------   -------------
  Total depreciable property at cost.....................                          93,152          84,909
Accumulated depreciation.................................                         (49,385)        (44,590)
                                                                                 --------   -------------
  Total depreciable property, net........................                          43,767          40,319
Land.....................................................                           1,371           1,181
                                                                                 --------   -------------
  Property, plant and equipment, net.....................                        $ 45,138        $ 41,500
                                                                                 ========   =============

NOTES TO FINANCIAL STATEMENTS - CONTINUED           Hooker Furniture Corporation
--------------------------------------------------------------------------------

NOTE 3 - LONG-TERM DEBT

                                                                              November 30,
                                                                             -------------
                                                                           1999            1998
                                                                         --------        --------
Industrial development revenue bonds issued in 1996,
   secured by a $7 million letter of credit, maturing annually from 2004 through 2006 with a variable interest rate
   (4.0% at November 30, 1999)..................................         $  7,000        $  7,062

Revolving line of credit, with a maximum of
   $8 million at November 30, 1999, variable rate (6.7%
   at November 30, 1999) unsecured, interest payable
   monthly......................................................                            5,000
                                                                         --------        --------

    Long-term debt..............................................         $  7,000        $ 12,062
                                                                         ========        ========

During 1998, the Company entered into an interest rate swap agreement, which effectively provides a fixed interest rate of 4.71% on the industrial development revenue bonds through 2006.

Maturities of long-term debt are $2.4 million in 2004, $2.4 million 2005 and $2.2 million in 2006.

The debt instruments contain, among other things, certain restrictions as to minimum tangible net worth, net equity ratio, current ratio, and debt coverage ratio. The Company was in compliance with these restrictions as of November 30, 1999.

The Company has available additional lines of credit totaling $20 million to fund its working capital needs. The Company utilizes letters of credit to collateralize imported inventory purchases against these credit lines. Outstanding letters of credit at November 30, 1999 were $ 9.2 million. As of November 30, 1999, $10.8 million of additional borrowings were available under these lines of credit.


NOTE 4 - EMPLOYEE BENEFIT PLANS

Salary Continuation Agreements

The Company maintains a salary continuation plan for certain management employees. These are un-funded agreements with all benefits paid out of the general assets of the Company when the employee retires. The amount of benefits to be paid is specified in each individual agreement. The accrued liabilities relating to this plan of $2.3 million and $1.9 million at November 30, 1999 and 1998, respectively, are included in "accrued salaries, wages and benefits" and "deferred liabilities." The cost of the plan recognized in the statements of income was $406 in 1999, $218 in 1998 and $188 in 1997.

Employee Stock Ownership Plan

The Company sponsors the Employee Stock Ownership Plan (ESOP) to provide retirement benefits for eligible employees by allowing them to share on a noncontributory basis in the growth of the Company, and allow them to accumulate a beneficial ownership interest in the common stock of the Company. The ESOP
covers substantially all employees.   Shares contributed to the ESOP are valued
at fair market value as determined by an independent appraisal. Dividends paid on shares held by the ESOP are charged to retained earnings. The Company is obligated under certain circumstances to repurchase shares covered by the ESOP. Therefore the estimated value of the allocated ESOP shares is classified outside of stockholder's equity. At November 30, 1999, 282,135 shares were allocated to participants. Contributions to the ESOP are at the discretion of the Board of Directors and amounted to $798 in 1999, $725 in 1998 and $359 in 1997.

NOTES TO FINANCIAL STATEMENTS - CONTINUED         Hooker Furniture Corporation
------------------------------------------------------------------------------

Employee Savings Plan

The Company sponsors the Employee's Savings Plan (the "Plan") covering substantially all employees. The Plan is a qualified 401(k) savings plan that is designed to permit employees of the Company to meet their savings goals and share in the Company's profits as a way of providing them with funds for
retirement.    A participant in the Plan may contribute an amount not less than
1%, nor more than 16% of their compensation. The Company will contribute 50% of the amount contributed by the participant, up to 6% of their compensation, as a matching contribution. Contributions to the Plan by the Company amounted to $667 in 1999, $571 in 1998 and $549 in 1997.


NOTE 5 - INCOME TAXES

The provision for income taxes:              For The Years Ended November 30,
                                             ----------------------------------
                                                   1999       1998        1997
                                                 ------    -------   ---------
      Federal..............................      $7,917    $ 5,483     $ 5,009
      State................................         964        758         521
                                                 ------    -------   ---------
          Total............................      $8,881    $ 6,241     $ 5,530
                                                 ======    =======   =========

Deferred income tax assets (liabilities):                     November 30,
                                                             -------------
                                                            1999       1998
                                                            ----       ----
Assets
     Deferred compensation.................                $   869     $   740
     Inventory.............................                     90          94
     Investment in 50% owned subsidiary....                    217         134
     Other.................................                    109
                                                             -----       -----
         Total deferred tax assets.........                  1,285         968
                                                             -----       -----

Liabilities
     Property..............................                 (1,445)     (1,302)
     Allowance for bad debts...............                    (35)       (162)
     Other.................................                                (70)
                                                             -----       -----
         Total deferred tax liabilities....                 (1,480)     (1,534)
                                                             -----       -----

Net deferred tax liability.................                $  (195)    $  (566)
                                                             =====       =====

The net deferred tax liability is included in the balance sheets under "deferred liabilities."

The effective tax rate on income before taxes differed from the federal statutory tax rate. The following table reconciles the federal statutory rate with the effective rate:

                                                    For The Year's Ended November 30,
                                                   ------------------------------------
                                                      1999         1998         1997
                                                   -----------  -----------  ----------
Income taxes at statutory rate...................        35.0%        35.0%       35.0%
Increase (decrease) in tax rate resulting from:
    State taxes, net of federal benefit..........         2.7          2.5         2.5
    Federal tax rate differential
       due to lower tax brackets.................                     (0.2)       (0.5)
    Contribution of land.........................                                 (1.6)
    Other........................................         0.6         (0.7)        0.1
                                                         ----         ----        ----
       Effective income tax rate.................        38.3%        36.6%       35.5%
                                                         ====         ====        ====

NOTES TO FINANCIAL STATEMENTS - CONTINUED         Hooker Furniture Corporation
-------------------------------------------------------------------------------

NOTE 6 - INVESTMENT IN 50% OWNED SUBSIDIARY

The Company owns a 50% interest in a joint venture, accounted for by the equity method, which produced particleboard for furniture manufacturing. During 1998, the joint venture was cited by the Environmental Protection Agency ("EPA") for a violation of certain regulations under the Clean Air Act Amendments of 1990.
The joint venture members determined that the cost of modification to the plant to come into compliance, together with other needed capital improvements, would be prohibitive and the joint venture elected to cease operations in November 1998. Effective June 1, 1999, the joint venture entered into a lease for the land and building owned by the joint venture with a third party lessee. The lease term is for two years with an option to purchase for $2.7 million. The Company's equity in the anticipated proceeds from the sale of the property, together with other net assets of the joint venture are approximately equal to the Company's carrying value at November 30, 1999. The Company's carrying value of $2.1 million and $2.4 million at November 30, 1999 and 1998, respectively, are included in "other assets". The Company's proportionate share of income
(loss) in the joint venture of $(218) in 1999, $68 in 1998 and $(1) in 1997 are included in "other income (expense), net."


NOTE 7 - SUBSEQUENT EVENT

Subsequent to November 30, 1999, the Board of Directors approved a two-for-one stock split, effected in the form of a 100% stock dividend. The record date for the split was January 10, 2000, and the dividend was distributed to stockholders on January 31, 2000. All share and per share data in the financial statements has been adjusted to reflect the split.

                    REPORT ON FINANCIAL STATEMENT SCHEDULE

The audits referred to in our report dated December 15, 1999, except for Note 7 dated January 10, 2000, relating to the financial statements of Hooker Furniture Corporation, which are contained in Item 8 of this Form 10-K included the audit of the financial statement schedule listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statement schedule based upon our audits.

In our opinion such financial statement schedule presents fairly, in all material respects, the information set forth therein.



                              /S/BDO Seidman, LLP



Richmond, Virginia
December 15, 1999

                         HOOKER FURNITURE CORPORATION
         SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS (In thousands)
          For Each of the Three Fiscal Years Ended November 30, 1999

                                                 Balance at     Charged to                         Balance
                                                 Beginning      Costs and                         at End of
Year               Description                   of Period       Expenses      Deductions(1)       Period
----               -----------                   ----------     ----------     --------------     ---------

1999    Allowance for doubtful accounts.........       $500           $387              $362           $525

1998    Allowance for doubtful accounts.........        500            353               353            500

1997    Allowance for doubtful accounts.........        500            404               404            500




(1) Uncollectible receivables written off, net of recoveries.