Form 10-Q
period 2000-02-28
HOOKER FURNITURE CORP
filed 2000-03-29
CIK 1077688

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549
                                   FORM 10-Q

(Mark One)


       X      Quarterly report pursuant to Section 13 or 15(d) of the Securities
    -------
Exchange Act of 1934

For the quarterly period ended February 29, 2000 or
                               -----------------

    _______   Transition report pursuant to Section 13 or 15(d) of the
    Securities Exchange Act of 1934

For the transition period from __________ to __________.

Commission file number 000-25349.


                         HOOKER FURNITURE CORPORATION
                         ----------------------------
            (Exact name of registrant as specified in its charter)

               Virginia                                          54-0251350
      ---------------------------                           --------------------
     (State or other jurisdiction of                           (IRS Employer
    incorporation or organization)                           Identification No.)

            440 East Commonwealth Boulevard Martinsville, VA. 24112
            --------------------------------------------------------
                (Address of principal executive offices, Zip Code)


                                  (540) 632-2133
                              ------------------------
                           (Registrant's telephone number,
                                including area code)


               __________________________________________________
              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            YES   X              NO
                                -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of March 24, 2000.

                 Class                             Number
                 -----                             ------
       Common Stock, no par value               7,617,298 Shares

                        PART I.  FINANCIAL INFORMATION
                        ------------------------------

ITEM 1.   FINANCIAL STATEMENTS
          --------------------

                         HOOKER FURNITURE CORPORATION
                                BALANCE SHEETS
                     (In thousands, including share data)

                                                                 (Unaudited)
                                                                 February 29,       November 30,
                                                                    2000                1999
                                                                 ----------         ------------
Assets
Current assets
  Cash, primarily interest-bearing deposits..................     $  1,515            $    157
  Trade receivables, less allowances of $530 and $525........       27,884              26,599
  Inventories................................................       38,482              37,051
  Prepaid expenses and other.................................        2,141               2,408
                                                                  --------            --------
     Total current assets....................................       70,022              66,215
Property, plant and equipment, net...........................       47,568              45,138
Other assets.................................................        4,990               5,070
                                                                  --------            --------
                                                                  $122,580            $116,423
                                                                  ========            ========

Liabilities and Stockholders' Equity
Current liabilities
  Trade accounts payable.....................................     $  1,711            $  3,776
  Accrued salaries, wages and benefits.......................        3,753               5,387
  Other accrued expenses.....................................        4,352               2,495
                                                                  --------            --------
       Total current liabilities.............................        9,816              11,658
Long-term debt...............................................       12,500               7,000
Deferred liabilities.........................................        2,380               2,402
                                                                  --------            --------
  Total liabilities..........................................       24,696              21,060
                                                                  --------            --------

Common stock held by ESOP....................................       10,129              10,129

Stockholders' Equity
Common stock, no par value, 10,000 shares authorized,
  7,617 shares issued and outstanding........................        2,418               2,418
Retained earnings............................................       85,337              82,816
                                                                  --------            --------
  Total stockholders' equity.................................       87,755              85,234
                                                                  --------            --------
                                                                  $122,580            $116,423
                                                                  ========            ========

   The accompanying notes are an integral part of the financial statements.

                         HOOKER FURNITURE CORPORATION
                             STATEMENTS OF INCOME
                                  (Unaudited)
                     (In thousands, except per share data)


                                                Three Months Ended
                                           ----------------------------
                                           February 29,   February 28,
                                              2000           1999
                                           -----------    -------------

Net sales............................       $56,289        $52,604

Cost of sales........................        41,787         38,843
                                            -------        -------

    Gross profit.....................        14,502         13,761

Selling and administrative expenses..         9,342          8,180
                                            -------        -------

    Operating income.................         5,160          5,581

Other expense, net...................           (50)          (145)
                                            -------        -------

     Income before taxes.............         5,110          5,436

 Income taxes........................         1,941          2,050
                                            -------        -------

     Net income......................       $ 3,169        $ 3,386
                                            =======        =======

Earnings per share:
     Basic and diluted...............       $   .42        $   .44
                                            =======        =======
Weighted average shares outstanding..         7,617          7,660
                                            =======        =======

   The accompanying notes are an integral part of the financial statements.

                         HOOKER FURNITURE CORPORATION
                           STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                (In thousands)

                                                                           Three Months Ended
                                                                      ------------------------------
                                                                      February 29,      February 28,
                                                                          2000             1999
                                                                      ------------      ------------
Cash flows from operating activities:
  Cash received from customers.....................................     $ 55,212       $ 52,489
  Cash paid to suppliers and employees.............................      (54,338)       (49,828)
  Income taxes paid, net...........................................         (492)        (1,321)
  Interest paid, net...............................................         (106)          (148)
                                                                        --------       --------
    Net cash provided by operating activities......................          276          1,192
                                                                        --------       --------

Cash flows from investing activities:
  Purchase of property, plant and equipment, net...................       (3,770)        (1,206)
                                                                        --------       --------
    Net cash absorbed by investing activities......................       (3,770)        (1,206)
                                                                        --------       --------

Cash flows from financing activities:
  Proceeds (payments) on long-term debt............................        5,500         (1,000)
  Cash dividends paid..............................................         (648)          (574)
  Purchase and retirement of common stock..........................                        (530)
                                                                        --------       --------
    Net cash provided (absorbed) by financing activities...........        4,852         (2,104)
                                                                        --------       --------

Net increase (decrease) in cash....................................        1,358         (2,118)
Cash at beginning of year..........................................          157          3,625
                                                                        --------       --------
Cash at end of period..............................................     $  1,515       $  1,507
                                                                        ========       ========

Reconciliation of net income to net cash provided
   by operating activities:
   Net income......................................................     $  3,169       $  3,386
   Adjustments to reconcile net income to net
      cash provided by operating activities:
         Depreciation and amortization.............................        1,342          1,149
         Gain on disposal of property, plant and equipment.........           (2)
         Changes in assets and liabilities:
            Trade receivables......................................       (1,285)          (283)
            Inventories............................................       (1,431)         2,459
            Prepaid expenses and other assets......................          347         (1,095)
            Trade accounts payable.................................       (2,065)        (3,176)
            Other accrued expenses.................................          223         (1,280)
            Deferred liabilities...................................          (22)            32
                                                                        --------       --------
    Net cash provided by operating activities......................     $    276       $  1,192
                                                                        ========       ========

   The accompanying notes are an integral part of the financial statements.

                         HOOKER FURNITURE CORPORATION
                         NOTES TO FINANCIAL STATEMENTS
                (In thousands, except share and per share data)


1.   Preparation of Interim Financial Statements
     -------------------------------------------

The financial statements of Hooker Furniture Corporation (referred to as "Hooker" or the "Company") have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC"). In the opinion of management, these statements include all adjustments necessary for a fair presentation of the results of all interim periods reported herein. All such adjustments are of a normal recurring nature. Certain information and footnote disclosures prepared in accordance with generally accepted accounting principles are condensed or omitted pursuant to SEC rules and regulations. However, management believes that the disclosures made are adequate for a fair presentation of results of operations and financial position. Operating results for the interim periods reported herein may not be indicative of the results expected for the year. These financial statements should be read in conjunction with the financial statements and accompanying notes included in Hooker's Annual Report on Form 10K for the fiscal year ended November 30, 1999.

All share and per share data reflect the effect of a two-for-one stock split distributed in the form of a stock dividend on January 31, 2000.

2.   Inventories
     -----------

                                                  (Unaudited)
                                                  February 29,   November 30,
                                                     2000           1999
                                                  -----------    -----------
     Finished furniture........................    $ 32,243        $31,673
     Furniture in process......................       2,005          1,665
     Materials and supplies....................      13,915         13,244
                                                   --------        -------
                                                     48,163         46,582

     Reduction to LIFO basis...................       9,681          9,531
                                                   --------        -------
                                                   $ 38,482        $37,051
                                                   ========        =======

3.   Property, Plant and Equipment
     -----------------------------

                                                 (Unaudited)
                                                 February 29,   November 30,
                                                     2000           1999
                                                   --------       --------
Buildings................................          $ 40,516       $ 40,047
Machinery and equipment                              42,959         40,888
Office fixtures and equipment............             8,579          6,323
Construction in progress and other.......             4,861          5,894
                                                   --------       --------
 Property, plant and equipment, at cost..            96,915         93,152
Less accumulated depreciation............           (50,718)       (49,385)
                                                   --------       --------
                                                     46,197         43,767
Land.....................................             1,371          1,371
                                                   --------       --------
                                                   $ 47,568       $ 45,138
                                                   ========       ========

-----------------------------------------


4.   Long-Term Debt
     --------------

                                                  (Unaudited)
                                                  February 29,  November 30,
                                                      2000         1999
                                                  -----------   -----------
     Industrial revenue bonds due 2006........      $ 7,000       $ 7,000
     Revolving line of credit.................        5,500
                                                    -------       -------
                                                    $12,500       $ 7,000
                                                    =======       =======

5.   Investment in and Advances to Investee Company
     ----------------------------------------------

The Company owns a 50% interest in a joint venture, accounted for by the equity method, which produced particleboard for furniture manufacturing. During 1998, the joint venture was cited by the Environmental Protection Agency ("EPA") for a violation of certain regulations under the Clean Air Act Amendments of 1990. The joint venture members determined that the cost of modification to the plant to come into compliance, together with other needed capital improvements, would be prohibitive and the joint venture elected to cease operations in November 1998. Effective June 1, 1999, the joint venture entered into a lease for the land and building owned by the joint venture with a third party lessee. The lease term is for two years with an option to purchase for $2.7 million. The Company's equity in the anticipated proceeds from the sale of the property, together with other net assets of the joint venture are approximately equal to the Company's carrying value of $2.1 million, included in "other assets", at February 29, 2000.

                         HOOKER FURNITURE CORPORATION

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations
         -------------

Results of Operations - First Quarter 2000 Compared to First Quarter 1999
-------------------------------------------------------------------------

Net sales increased $3.7 million or 7.0% for the three-month period ended February 29, 2000 from the comparable 1999 period. The increase was due principally to increased unit volume in imported furniture, home office furniture and wall systems partially offset by decreased unit volume in entertainment centers and bedroom furniture. Average selling prices were lower during the 2000 period principally due to the mix of products shipped (primarily increased imported furniture shipments).

During late January through early February 2000, the Company made the conversion to a new order processing system. The conversion was completed prior to the end of the fiscal quarter. With the new system in place, the Company is processing orders faster with less human intervention. As a result, the Company is achieving a significant reduction in the amount of time required to process a customer's order, from receipt of the order until ultimate shipment from inventory.

Gross profit margin for the 2000 period decreased to 25.8% compared to 26.2% in the 1999 period. The decline was due principally to higher employee benefits cost for manufacturing employees (primarily medical claims) incurred in the 2000 period, partially offset by improved operating efficiencies and lower raw material costs. Operating efficiencies improved despite the loss of several production days at our North Carolina facilities due to inclement winter weather. Lower raw material costs were partially offset by the higher delivered cost of imported furniture.

Selling and administrative expenses rose $1.2 million to 16.6% of net sales in the 2000 period compared to 15.6% in the 1999 period. The increase in expenses was due principally to increased warehousing and shipping costs, higher selling costs to support increased sales and higher employee benefit costs for selling and administrative employees (primarily medical claims). In 1999, the Company began a 180,000 square foot addition to its central distribution center (the "CDC") in Martinsville, Virginia. The Company substantially completed the consolidation of finished inventory formerly kept in three separate warehouses into the CDC in 1999. During the three-month period of 2000, the Company continued to operate dual warehousing facilities. The Company opened the 180,000 square foot addition to its central distribution center in February 2000 and expects to close the one remaining dual facility in early April 2000. Management continues to evaluate the sale, lease or alternate use of this facility.

The Company experienced a higher level of medical claims in the 2000 period that affected both cost of sales and selling and administrative expenses. The Company records medical claims when reported by the plan administrator. Management believes that the claims cost incurred by the Company during the first quarter of 2000 is not necessarily indicative of the cost it may experience for the balance of the year.

As a result of the above, operating income decreased to 9.2% of net sales in the 2000 period from 10.6% in the comparable 1999 period.

The Company's effective tax rate increased from 37.7% in the three-month 1999 period to 38.0% in the comparable 2000 period.

Management's Discussion and Analysis of Financial Condition and Results of
--------------------------------------------------------------------------
Operations - Continued
----------------------

Financial Condition, Liquidity and Capital Resources
----------------------------------------------------

As of February 29, 2000, assets totaled $122.6 million, up from $116.4 million at November 30, 1999. Stockholders' equity at February 29, 2000, was $87.8 million, rising from $85.2 million at November 30, 1999. During the three-month period ended February 29, 2000, cash generated from operations and borrowings from the Company's revolving credit line funded capital expenditures, an increase in available cash and dividend payments. During the comparable 1999 period, cash generated from operations and available cash funded capital expenditures, repayments on the revolving credit line, dividend payments and purchases of the Company's common stock.

Cash generated from operations of $276,000 during the 2000 period declined from $1.2 million in the comparable 1999 period. Higher payments to suppliers and employees during the 2000 period, principally to support higher inventory levels, were partially offset by higher amounts of cash received from customers as a result of higher sales and lower tax payments as compared with the 1999 period.

Investing activities consumed $3.8 million during the 2000 period compared to $1.2 million in the comparable 1999 period. Capital expenditures were higher in the 2000 period as the Company completed the addition to the CDC and continued its construction of raw lumber grading, storage and drying facilities at the Maiden, North Carolina plant. The lumber facilities at the Maiden facility will become fully operational in April 2000.

The Company generated cash of $4.9 million from financing activities in the 2000 period compared to utilizing $2.1 million for financing activities in the 1999 period. During the 2000 period, the Company borrowed $5.5 million from its revolving line of credit to fund capital expenditures, make dividend payments of $648,000 and increase its available cash. During the 1999 period, the Company repaid $1.0 million on its revolving credit line, made dividend payments of $574,000, and purchased over 38,000 shares of its common stock at an average price of $13.88 per share ($530,000 aggregate). In December 1999, the Company declared a quarterly dividend of $.085 per share that was paid in February 2000.

At February 29, 2000, the Company had $2.5 million available under its revolving line of credit and $8.3 million of availability under additional lines of credit to fund working capital needs. The Company believes it has the financial resources needed to meet business requirements in the foreseeable future, including capital expenditures for the expansion of manufacturing capacity, working capital requirements, and the Company's dividend program.

Management's Discussion and Analysis of Financial Condition and Results of
--------------------------------------------------------------------------
Operations - Continued
----------------------

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk
        ----------------------------------------------------------

The Company's obligations under its lines of credit and industrial revenue bonds bear interest at variable rates. The Company has entered into an interest rate swap agreement that, in effect fixes the rate of interest on the industrial revenue bonds at 4.71% through 2006. At February 29, 2000, the Company had $5.5 million outstanding under its lines of credit. A 10% fluctuation in market interest rates would not have a material impact on the Company's results of operations or financial condition.

                         HOOKER FURNITURE CORPORATION

                          PART II.  OTHER INFORMATION
                                    -----------------

Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------

          (a)  Exhibits
               --------

          Exhibit 27.1 Financial Data Schedule for the quarter ended February 29, 2000. *

          (b)     Reports on Form 8-K
                  -------------------

          Form 8-K filed December 30, 1999, announcing the promotions of Paul B. Toms, Jr. to President and Chief Operating Officer and Douglas C. Williams to Executive Vice President - Manufacturing.

     * Filed herewith.

                                   SIGNATURE
                                   ---------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  HOOKER FURNITURE CORPORATION


Date: March 28, 2000                              By: /s/ E. Larry Ryder
                                                     -------------------
                                                      E. Larry Ryder
                                                      Senior Vice President -
                                                      Finance and Administration
                                                      (Principal Financial and
                                                       Accounting Officer)