Form 10-Q
period 2000-05-31
HOOKER FURNITURE CORP
filed 2000-07-14
CIK 1077688

                       SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON, DC  20549
                                 FORM 10-Q
(Mark One)

       X      Quarterly report pursuant to Section 13 or 15(d) of the Securities
    -------   Exchange Act of 1934
              For the quarterly period ended May 31, 2000 or
                                             ------------

              Transition report pursuant to Section 13 or 15(d) of the
    -------   Securities Exchange Act of 1934
              For the transition period from __________ to __________.


                       Commission file number 000-25349.


                          HOOKER FURNITURE CORPORATION
                          ----------------------------
             (Exact name of registrant as specified in its charter)


                       Virginia                       54-0251350
         -------------------------------------      --------------
            (State or other jurisdiction of          (IRS Employer
             incorporation or organization)       Identification No.)


           440 East Commonwealth Boulevard, Martinsville, VA.  24112
           ---------------------------------------------------------
               (Address of principal executive offices, Zip Code)


                                (540) 632-2133
                            ------------------------
                        (Registrant's telephone number,
                              including area code)

             ----------------------------------------------------
             (Former name, former address and former fiscal year,
                         if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
  YES   X               NO
      ----


Indicate the number of shares outstanding of each of the issuer's classes of common stock as of July 7, 2000.

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
    Common Stock, no par value             7,617,298 Shares

                        PART I.  FINANCIAL INFORMATION
                        ------------------------------


ITEM 1.  FINANCIAL STATEMENTS
         --------------------

                         HOOKER FURNITURE CORPORATION
                                BALANCE SHEETS
                     (In thousands, including share data)


                                                          (Unaudited)
                                                            May 31,     November 30,
                                                             2000           1999
                                                           --------       --------
Assets
Current assets
 Cash, primarily interest-bearing deposits.............    $  2,606       $    157
 Trade receivables, less allowances of $536 and $525...      29,262         26,599
 Inventories...........................................      38,030         37,051
 Prepaid expenses and other............................       1,980          2,408
                                                           --------       --------
   Total current assets................................      71,878         66,215
Property, plant and equipment, net.....................      47,389         45,138
Other assets...........................................       6,649          5,070
                                                           --------       --------
                                                           $125,916       $116,423
                                                           ========       ========

Liabilities and Stockholders' Equity
Current liabilities
 Trade accounts payable................................    $  1,594       $  3,776
 Accrued salaries, wages and benefits..................       5,066          5,387
 Other accrued expenses................................       3,134          2,495
                                                           --------       --------
  Total current liabilities............................       9,794         11,658
Long-term debt.........................................      12,000          7,000
Deferred liabilities...................................       2,450          2,402
                                                           --------       --------
 Total liabilities.....................................      24,244         21,060
                                                           --------       --------

Common stock held by ESOP..............................      10,129         10,129

Stockholders' Equity
Common stock, no par value, 10,000 shares authorized,
 7,617 shares issued and outstanding...................       2,418          2,418
Retained earnings......................................      89,125         82,816
                                                           --------       --------
 Total stockholders' equity............................      91,543         85,234
                                                           --------       --------
                                                           $125,916       $116,423
                                                           ========       ========

   The accompanying notes are an integral part of the financial statements.

                         HOOKER FURNITURE CORPORATION
                             STATEMENTS OF INCOME
                                  (Unaudited)
                     (In thousands, except per share data)

                                            Three Months          Six Months
                                           Ended May 31,        Ended May 31,
                                         ------------------  --------------------
                                           2000      1999       2000       1999
                                         -------   -------   --------   --------
Net sales..............................  $66,013   $59,367   $122,302   $111,971

Cost of sales..........................   48,403    43,672     90,190     82,515
                                         -------   -------   --------   --------

  Gross profit.........................   17,610    15,695     32,112     29,456

Selling and administrative expenses....   10,404     9,037     19,746     17,217
                                         -------   -------   --------   --------

  Operating income.....................    7,206     6,658     12,366     12,239

Other expense, net.....................      (55)     (131)      (105)      (276)
                                         -------   -------   --------   --------

  Income before taxes..................    7,151     6,527     12,261     11,963

Income taxes...........................    2,717     2,447      4,658      4,497
                                         -------   -------   --------   --------

  Net income...........................  $ 4,434   $ 4,080   $  7,603   $  7,466
                                         =======   =======   ========   ========

Earnings per share:

  Basic and diluted....................     $.58      $.53      $1.00       $.98
                                         =======   =======   ========   ========

  Weighted average shares outstanding..    7,617     7,633      7,617      7,646
                                         =======   =======   ========   ========

    The accompanying notes are an integral part of the financial statements.

                         HOOKER FURNITURE CORPORATION
                           STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                (In thousands)

                                                               Six Months
                                                             Ended May 31,
                                                         ----------------------
                                                            2000        1999
                                                         ---------   ---------
Cash flows from operating activities:
 Cash received from customers..........................  $ 120,002   $ 110,723
 Cash paid to suppliers and employees..................   (109,292)   (100,516)
 Income taxes paid, net................................     (4,699)     (5,035)
 Interest paid, net....................................       (326)       (108)
                                                         ---------   ---------
 Net cash provided by operating activities.............      5,685       5,064
                                                         ---------   ---------

Cash flows from investing activities:
 Purchase of property, plant and equipment, net........     (6,942)     (2,681)
                                                         ---------   ---------
 Net cash absorbed by investing activities.............     (6,942)     (2,681)
                                                         ---------   ---------

Cash flows from financing activities:
 Proceeds from long-term debt..........................     16,000       2,500
 Payments on long-term debt............................    (11,000)     (3,058)
 Cash dividends paid...................................     (1,294)     (1,146)
 Purchase and retirement of common stock...............                   (620)
                                                         ---------   ---------
 Net cash provided (absorbed) by financing activities..      3,706      (2,324)
                                                         ---------   ---------

Net increase in cash...................................      2,449          59
Cash at beginning of year..............................        157       3,625
                                                         ---------   ---------
Cash at end of period..................................  $   2,606   $   3,684
                                                         =========   =========

Reconciliation of net income to net cash provided
 by operating activities:
 Net income............................................  $   7,603   $   7,466
  Depreciation and amortization........................      3,012       2,251
  Loss on disposal of property, plant and equipment....         20
  Changes in assets and liabilities:
   Trade receivables...................................     (2,663)     (1,634)
   Inventories.........................................       (979)      1,581
   Prepaid expenses and other assets...................        508      (1,402)
   Trade accounts payable..............................     (2,182)     (1,867)
   Other accrued expenses..............................        318      (1,451)
   Deferred liabilities................................         48         120
                                                         ---------   ---------
  Net cash provided by operating activities............  $   5,685   $   5,064
                                                         =========   =========

    The accompanying notes are an integral part of the financial statements.

                          HOOKER FURNITURE CORPORATION
                         NOTES TO FINANCIAL STATEMENTS
                (Dollar amounts in tables or text, in thousands
                          unless otherwise indicated)

1.      Preparation of Interim Financial Statements
        -------------------------------------------

The financial statements of Hooker Furniture Corporation (referred to as "Hooker" or the "Company") have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC"). In the opinion of management, these statements include all adjustments necessary for a fair presentation of the results of all interim periods reported herein. All such adjustments are of a normal recurring nature. Certain information and footnote disclosures prepared in accordance with generally accepted accounting principles
are condensed or omitted pursuant to SEC rules and regulations.   However,
management believes that the disclosures made are adequate for a fair presentation of results of operations and financial position. Operating results for the interim periods reported herein may not be indicative of the results expected for the year. These financial statements should be read in conjunction with the financial statements and accompanying notes included in the Company's Annual Report on Form 10K for the fiscal year ended November 30, 1999.

All share and per share data reflect the effect of a two-for-one stock split distributed in the form of a stock dividend on January 31, 2000.

 2.  Inventories
     -----------

                                 (Unaudited)
                                    May 31,      November 30,
                                     2000           1999
                                    -------        -------
     Finished furniture.......      $30,856        $31,673
     Furniture in process.....        2,716          1,665
     Materials and supplies...       14,364         13,244
                                    -------        -------
                                     47,936         46,582
     Reduction to LIFO basis..        9,906          9,531
                                    -------        -------
                                    $38,030        $37,051
                                    =======        =======

3.   Property, Plant and Equipment
     -----------------------------

                                                  (Unaudited)
                                                    May 31,     November 30,
                                                      2000          1999
                                                    -------        -------
     Buildings.................................     $42,580        $40,047
     Machinery and equipment...................      44,400         40,888
     Office fixtures and equipment.............       9,060          6,323
     Construction in progress and other........       2,008          5,894
                                                    -------        -------
       Property, plant and equipment, at cost..      98,048         93,152
     Less accumulated depreciation.............      51,945         49,385
                                                     ------         ------
                                                     46,103         43,767
     Land......................................       1,286          1,371
                                                    -------        -------
                                                    $47,389        $45,138
                                                    =======        =======

-----------------------------------------


4.   Long-Term Debt
     --------------

                                         (Unaudited)
                                           May 31,    November 30,
                                            2000         1999
                                           ------        ----
Industrial revenue bonds due 2006..        $7,000       $7,000
Revolving line of credit...........         5,000
                                          -------       ------
                                          $12,000       $7,000
                                          =======       ======

5.   Investment in and Advances to Investee Company
     ----------------------------------------------

The Company owns a 50% interest in a joint venture, accounted for by the equity method, which produced particleboard for furniture manufacturing. During 1998, the joint venture was cited by the Environmental Protection Agency ("EPA") for a violation of certain regulations under the Clean Air Act Amendments of 1990.
The joint venture members determined that the cost of modification to the plant to come into compliance, together with other needed capital improvements, would be prohibitive and the joint venture elected to cease operations in November 1998. Effective June 1, 1999, the joint venture entered into a lease for the land and building owned by the joint venture with a third party lessee. The lease term is for two years with an option to purchase for $2.7 million. The Company's equity in the anticipated proceeds from the sale of the property, together with other net assets of the joint venture are approximately equal to the Company's carrying value of $2.1 million, included in "other assets", at May 31, 2000. On June 30, 2000, the Company acquired the remaining 50% interest in the joint venture for an aggregate consideration of $1.9 million, including the assumption of the first $100,000 of liability, if any, related to the 1998 EPA citation. Pursuant to an indemnification agreement, the two parties will share any liability, in excess of $100,000, equally. The Company intends to operate its imports business as a wholly owned subsidiary, through this entity.

                          HOOKER FURNITURE CORPORATION

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
          of Operations
          -------------

Results of Operations - Second Quarter 2000 Compared to Second Quarter 1999
---------------------------------------------------------------------------

Net sales increased $6.6 million or 11.2% for the three-month period ended May 31, 2000 from the comparable 1999 period. The increase was due principally to higher unit volume in entertainment centers, bedroom furniture, imported furniture, and home office furniture partially offset by lower unit volume in wall systems. Average selling prices were also higher during the 2000 period.

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

Gross profit margin for the 2000 period increased to 26.7% compared to 26.4% in the 1999 period. The increase was due principally to lower raw material costs and lower delivered cost of imported furniture as a percent of sales and improved operating efficiencies.

Selling and administrative expenses rose $1.4 million to 15.8% of net sales in
the 2000 period compared to 15.2% in the 1999 period.   The increase in expenses
was due principally to higher depreciation expense related to system conversions placed in service in January and February 2000, increased warehousing and shipping costs and higher selling costs to support increased sales. In 1999, the Company began a 180,000 square foot addition to its central distribution center (the "CDC") in Martinsville, Virginia. The Company substantially completed the consolidation of finished inventory formerly kept in three separate warehouses into the CDC in 1999, but continued to operate dual facilities through March 2000. The Company opened the 180,000 square foot addition to its central distribution center in February 2000 and closed the one remaining dual facility in early April 2000. The closed facility is presently offered for sale or lease.

As a result of the above, operating income decreased to 10.9% of net sales in the 2000 period from 11.2% in the comparable 1999 period.

The Company's effective tax rate increased from 37.5% in the three-month 1999 period to 38.0% in the comparable 2000 period.


Results of Operations - Six Months 2000 Compared to Six Months 1999
-------------------------------------------------------------------

Net sales increased $10.3 million or 9.2% for the six-month period ended May 31, 2000 from the comparable 1999 period. The increase was due principally to higher unit volume in imported and home office furniture partially offset by lower unit volume in bedroom furniture, wall systems and entertainment centers. Average selling prices were also higher during the 2000 period.

Gross profit margin was 26.3% in both the 2000 and 1999 periods. Lower raw material costs as a percent of sales and improved operating efficiencies were offset by higher employee benefits cost for manufacturing employees (primarily medical claims) incurred in the 2000 period. Medical claims declined marginally during the second quarter from levels experienced during the first quarter.

Management's Discussion and Analysis of Financial Condition and Results of
--------------------------------------------------------------------------
Operations - Continued
----------------------

Results of Operations - Six Months 2000 Compared to Six Months 1999 - Continued
-------------------------------------------------------------------------------

Selling and administrative expenses rose $2.5 million to 16.2% of net sales in the 2000 period compared to 15.4% in the 1999 period. The increase in expenses was due principally to higher warehousing and shipping costs resulting from the interim operation of dual warehousing facilities as discussed above, increased depreciation expense related to system conversions placed in service in January and February 2000, and higher selling costs to support increased sales.

As a result of the above, operating income decreased to 10.1% of net sales in the 2000 period from 10.9% in the comparable 1999 period.

The Company's effective tax rate increased from 37.6% in the six-month 1999 period to 38.0% in the comparable 2000 period.


Financial Condition, Liquidity and Capital Resources
----------------------------------------------------

As of May 31, 2000, assets totaled $125.9 million, up from $116.4 million at November 30, 1999. Stockholders' equity at May 31, 2000, was $91.5 million, rising from $85.2 million at November 30, 1999. During the six-month period ended May 31, 2000, cash generated from operations of $5.7 million and net borrowings from the Company's revolving credit line of $5.0 million funded capital expenditures amounting to $6.9 million, an increase in available cash of $2.4 million and dividend payments totaling $1.3 million. During the comparable 1999 period, cash generated from operations of $5.1 million funded $2.7 million in capital expenditures, dividend payments of $1.1 million, purchases of the Company's common stock totaling $620,000 and net repayments under the revolving credit line amounting to $558,000.

Cash generated from operations of $5.7 million during the 2000 period increased from $5.1 million in the comparable 1999 period. During the 2000 period, higher cash received from customers, resulting from increased sales, and lower tax payments were partially offset by higher payments to suppliers and employees and higher interest payments, as compared with the 1999 period.

Investing activities consumed $6.9 million during the 2000 period compared to $2.7 million in the comparable 1999 period. Capital expenditures were higher in the 2000 period as the Company completed the addition to the CDC and continued its construction of raw lumber grading, storage and drying facilities at the Maiden, North Carolina plant, which were placed in service in April 2000.

The Company generated cash of $3.7 million from financing activities in the 2000 period compared to utilizing $2.3 million for financing activities in the 1999 period. During the 2000 period, net borrowings of $5.0 million helped to fund capital expenditures of $6.9 million, make dividend payments of $1.3 million and increase available cash by $2.4 million. During the 1999 period, cash from operations funded dividend payments of $1.1 million, purchases of over 44,000 shares of the Company's common stock at an average price of $14.04 per share ($620,000 aggregate) and net repayments of $558,000 against the revolving line of credit. In March 2000, the Company's Board of Directors declared a quarterly dividend of $.085 per share that was paid in May 2000.

Management's Discussion and Analysis of Financial Condition and Results of
--------------------------------------------------------------------------
Operations  - Continued
-----------------------

Financial Condition, Liquidity and Capital Resources - Continued
----------------------------------------------------------------

At May 31, 2000, the Company had $3.0 million available under its revolving line of credit and $6.9 million of availability under additional lines of credit to fund working capital needs. The Company believes it has the financial resources needed to meet business requirements for the foreseeable future.

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

Item 3.    Quantitative And Qualitative Disclosures About Market Risk
           ----------------------------------------------------------

The Company's obligations under its lines of credit and industrial revenue bonds bear interest at variable rates. The Company has entered into an interest rate swap agreement that, in effect fixes the rate of interest on the industrial revenue bonds at 4.71% through 2006. At May 31, 2000, the Company had $5.0 million outstanding under its lines of credit. A 10% fluctuation in market interest rates would not have a material impact on the Company's results of operations or financial condition.

                          HOOKER FURNITURE CORPORATION

                          PART II.  OTHER INFORMATION
                                    -----------------


Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

          On March 30, 2000, the Company held its Annual Meeting of Stockholders. At the meeting, the following business was transacted:

          Messrs. J. C. Hooker, Jr., Toms, Williams, Long, Ryder, Beeler, Gregory, Groves, A. F. Hooker, Jr., and Walker were elected to serve as directors of the Company for a term of one year. The votes cast for the election of each Director were 6,345,613 in favor, none against and none abstained.

          The stockholders also ratified the selection of BDO Seidman, LLP as the Company's independent auditors. The votes cast were 6,332,702 votes in favor of the ratification, 66 against and 12,845 abstained.


Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

  (a)  Exhibits
       --------

 Exhibit 27. 1   Financial Data Schedule for the six months ended May 31, 2000.*

  (b)  Reports on Form 8-K
       -------------------

 None.

  * Filed herewith.

                                 SIGNATURE
                                 ---------



  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     HOOKER FURNITURE CORPORATION


Date: July 14, 2000                  By: /s/  E. Larry Ryder
                                        ------------------------------------
                                        E. Larry Ryder
                                        Senior Vice President - Finance and
                                          Administration
                                        (Principal Financial and Accounting
                                          Officer)