Form 10-Q
period 2000-08-31
HOOKER FURNITURE CORP
filed 2000-10-16
CIK 1077688

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-Q
(Mark One)

    X         Quarterly report pursuant to Section 13 or 15(d) of the
  -----       Securities Exchange Act of 1934 For the quarterly period ended
              August 31, 2000 or



  ----- Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
              For the transition period from            to           .
                                             ----------    ----------


                        Commission file number 000-25349.

                          HOOKER FURNITURE CORPORATION
             (Exact name of registrant as specified in its charter)

          Virginia                                           54-0251350
(State or other jurisdiction of                            (IRS Employer
 incorporation or organization)                          Identification No.)

            440 East Commonwealth Boulevard, Martinsville, VA. 24112
               (Address of principal executive offices, Zip Code)


                                 (540) 632-2133
                         (Registrant's telephone number,
                              including area code)


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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of October 12, 2000.

          Class                                          Number
Common Stock, no par value                         7,617,298 Shares

                          PART I. FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

                   HOOKER FURNITURE CORPORATION AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, including share data)

                                                                                     (Unaudited)
                                                                                     August 31,        November 30,
                                                                                        2000              1999
Assets
Current assets
   Cash, primarily interest-bearing deposits.................................      $       809           $  157
   Trade receivables, less allowances of $592 and $525.......................           29,953           26,599
   Inventories...............................................................           44,007           37,051
   Prepaid expenses and other................................................            2,214            2,408
                                                                                     ---------           ------
      Total current assets...................................................           76,983           66,215
Property, plant and equipment, net...........................................           47,766           45,138
Other assets.................................................................            7,286            5,070
                                                                                     ---------           ------
                                                                                      $132,035         $116,423
                                                                                     =========         ========
Liabilities and Stockholders' Equity
Current liabilities
   Trade accounts payable....................................................       $    2,057          $ 3,776
   Accrued salaries, wages and benefits......................................            5,701            5,387
   Other accrued expenses....................................................            4,330            2,495
                                                                                     ---------           ------
     Total current liabilities...............................................           12,088           11,658
Long-term debt...............................................................           12,500            7,000
Deferred liabilities.........................................................            2,293            2,402
                                                                                     ---------           ------
   Total liabilities.........................................................           26,881           21,060
                                                                                      --------          -------

Common stock held by ESOP....................................................           10,129           10,129

Stockholders' Equity
Common stock, no par value, 10,000 shares authorized,
   7,617 shares issued and outstanding.......................................            2,418            2,418
Retained earnings ...........................................................           92,607           82,816
                                                                                       -------          -------
   Total stockholders' equity................................................           95,025           85,234
                                                                                      --------          -------
                                                                                      $132,035         $116,423
                                                                                       =======          =======

    The accompanying notes are an integral part of the financial statements.

                   HOOKER FURNITURE CORPORATION AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                      (In thousands, except per share data)


                                                                 Three Months                   Nine Months
                                                               Ended August 31,               Ended August 31,
                                                              2000        1999               2000        1999
Net sales............................................         $61,053      $54,356          $183,355      $166,327

Cost of sales........................................          44,416       40,714           134,606       123,229
                                                               ------      -------           -------      --------

     Gross profit....................................          16,637       13,642            48,749        43,098

Selling and administrative expenses..................          10,552        8,677            30,298        25,895
                                                              -------       ------           -------       -------

     Operating income................................           6,085        4,965            18,451        17,203

Other income (expense), net..........................             152            3                47          (272)
                                                              -------          ---             -----        ------

     Income before taxes.............................           6,237        4,968            18,498        16,931

Income taxes.........................................           2,108        1,886             6,766         6,383
                                                               ------       ------            ------        ------

     Net income......................................         $ 4,129      $ 3,082          $ 11,732      $ 10,548
                                                               ======       ======           =======       =======

Earnings per share:

     Basic and diluted...............................         $   .54      $   .40          $   1.54      $   1.38
                                                                =====        =====            ======        ======

     Weighted average shares outstanding.............           7,617        7,627             7,617         7,640
                                                                =====       ======            ======        ======

    The accompanying notes are an integral part of the financial statements.

                   HOOKER FURNITURE CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                                                              Nine Months
                                                                                           Ended August 31,
                                                                                           2000           1999
Cash flows from operating activities:
   Cash received from customers............................................              $180,535       $163,593
   Cash paid to suppliers and employees....................................              (166,538)      (151,852)
   Income taxes paid, net..................................................                (6,579)        (7,677)
   Interest paid, net......................................................                  (494)          (227)
                                                                                           ------         ------
    Net cash provided by operating activities..............................                 6,924          3,837
                                                                                           ------         ------

Cash flows from investing activities:
   Purchase of property, plant and equipment, net..........................                (9,030)        (4,622)
    Acquisition of joint venture interest, net of cash acquired............                  (801)
                                                                                           ------        -------
    Net cash absorbed by investing activities..............................                (9,831)        (4,622)
                                                                                           ------        -------

Cash flows from financing activities:
   Proceeds from long-term debt............................................                15,500          4,738
   Payments on long-term debt..............................................               (10,000)        (4,300)
   Cash dividends paid.....................................................                (1,941)        (1,719)
   Purchase and retirement of common stock.................................                                 (620)
                                                                                           -------       -------
    Net cash provided (absorbed) by financing activities...................                 3,559         (1,901)
                                                                                           -------       -------

Net increase (decrease) in cash............................................                   652         (2,686)
Cash at beginning of year..................................................                   157          3,625
                                                                                         --------        -------
Cash at end of period......................................................              $    809        $   939
                                                                                         ========        =======

Reconciliation of net income to net cash provided
   by operating activities:
   Net income..............................................................               $11,732        $10,548
     Depreciation and amortization.........................................                 4,770          3,441
     Loss on disposal of property, plant and equipment.....................                    53
     Changes in assets and liabilities, net of effects from acquisition:
       Trade receivables...................................................                (3,354)        (3,228)
       Inventories.........................................................                (6,956)        (1,012)
       Prepaid expenses and other assets...................................                   316         (1,052)
       Trade accounts payable..............................................                (1,719)        (3,046)
       Other accrued expenses..............................................                 1,996         (2,020)
       Deferred liabilities................................................                    86            206
                                                                                         --------       --------
     Net cash provided by operating activities.............................              $  6,924       $  3,837
                                                                                         ========       ========

Supplemental schedule of non-cash investing activities:
On June 30, 2000, the Company purchased the remaining 50% interest in its joint venture for cash of $1,398 and the delivery of certain investment securities to the seller valued at $300. In addition, liabilities were assumed as follows:
     Fair market value of assets acquired (including cash of $597).........                $1,851
     Cash and securities paid..............................................                (1,698)
                                                                                          -------
     Liabilities assumed...................................................               $   153
                                                                                           ======

    The accompanying notes are an integral part of the financial statements.

                   HOOKER FURNITURE CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (Dollar amounts in tables, in thousands)

 1.      Preparation of Interim Consolidated Financial Statements

The consolidated financial statements of Hooker Furniture Corporation and Subsidiary (referred to as "Hooker" or the "Company") have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC"). In the opinion of management, these statements include all adjustments necessary for a fair presentation of the results of all interim periods reported herein. All such adjustments are of a normal recurring nature. Certain information and footnote disclosures prepared in accordance with generally accepted accounting principles are condensed or omitted pursuant to SEC rules and regulations. However, management believes that the disclosures made are adequate for a fair presentation of results of operations and financial position. Operating results for the interim periods reported herein may not be indicative of the results expected for the year. These financial statements should be read in conjunction with the financial statements and accompanying notes included in the Company's Annual Report on Form 10K for the fiscal year ended November 30, 1999.

All share and per share data reflect the effect of a two-for-one stock split distributed in the form of a stock dividend on January 31, 2000.

 2.      Inventories

                                                                              (Unaudited)
                                                                                August 31,       November 30,
                                                                                  2000               1999
                                                                               ----------         -----------
         Finished furniture............................................         $38,348            $31,673
         Furniture in process..........................................           2,355              1,665
         Materials and supplies........................................          13,435             13,244
                                                                                 ------             ------
                                                                                 54,138             46,582
         Reduction to LIFO basis.......................................          10,131              9,531
                                                                                 ------             ------
                                                                                $44,007            $37,051
                                                                                 ======             ======

 3.      Property, Plant and Equipment

                                                                                 (Unaudited)
                                                                                August 31,        November 30,
                                                                                   2000               1999
                                                                                --------           --------
         Buildings.....................................................         $43,034            $40,047
         Machinery and equipment.......................................          45,196             40,888
         Office fixtures and equipment.................................           9,516              6,323
         Construction in progress and other............................           2,073              5,894
                                                                                 ------            -------
             Property, plant and equipment, at cost....................          99,819             93,152
         Less accumulated depreciation.................................          53,339             49,385
                                                                                 ------             ------
                                                                                 46,480             43,767
         Land..........................................................           1,286              1,371
                                                                                 ------            -------
                                                                                $47,766            $45,138
                                                                                 ======             ======

 4.      Long-Term Debt

                                                                             (Unaudited)
                                                                              August 31,          November 30,
                                                                                2000                  1999
         Industrial revenue bonds due 2006.............................       $ 7,000               $7,000
         Revolving line of credit......................................         5,500
                                                                               ------                -----
                                                                              $12,500               $7,000
                                                                               ======                =====

5.       Acquisition

On June 30, 2000, the Company purchased the remaining 50% interest in its Triwood joint venture for an aggregate consideration of $1.9 million. The acquired entity formerly produced particleboard for furniture manufacturing. During 1998, the joint venture was cited by the Environmental Protection Agency ("EPA") for a violation of certain regulations under the Clean Air Act Amendments of 1990. The two joint venture members determined that the cost of modification to the plant to come into compliance, together with other needed capital improvements, would be prohibitive and the joint venture elected to cease operations in November 1998. Effective June 1, 1999, the joint venture entered into a lease for the land and building owned by the joint venture with a third party lessee. The lease term is for two years with an option to purchase for $2.7 million. The purchase price includes the assumption of the first $100,000 of liability, if any, related to the 1998 EPA citation. Pursuant to an indemnification agreement, the two joint venture members will share equally, any liability in excess of $100,000. The Company is operating its imports business as a wholly owned subsidiary, through the acquired entity. The financial statements of the Company reflect the results of operations and financial position of the wholly owned subsidiary on a consolidated basis as of and subsequent to June 30, 2000. Inter-company transactions have been eliminated. The joint venture has been accounted for under the equity method for periods prior to June 30, 2000.

 6.      Subsequent Event

In September 2000, the Company's Employee Stock Ownership Plan Trust (the "ESOP") completed a tender offer for 1.8 million shares of the Company's common stock at a price of $12.50 per share. In connection with the tender offer, the Company borrowed $22.5 million under a 10-year term loan, at an effective interest rate of approximately 7.4% per annum, and loaned the proceeds to the ESOP. The ESOP will repay the loan to the Company over a 25-year period with interest at 8.0% from dividends and employer contributions to the Plan.

                          HOOKER FURNITURE CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations - Third Quarter 2000 Compared to Third Quarter 1999

Net sales increased $6.7 million or 12.3% for the three-month period ended August 31, 2000 from the comparable 1999 period. The increase was due principally to higher unit volume in imported furniture, home office furniture and wall systems, partially offset by lower unit volume in bedroom furniture. Average selling prices were lower during the 2000 period principally due to the mix of products shipped (primarily increased imported furniture shipments).

Gross profit margin for the 2000 period increased to 27.3% compared to 25.1% in the 1999 period. The increase was due principally to improved operating efficiencies and the lower delivered cost of imported furniture as a percent of sales, partially offset by higher raw material costs.

Selling and administrative expense rose $1.9 million to 17.3% of net sales in the 2000 period compared to 16.0% in the 1999 period. The increase in expenses was due principally to higher selling costs to support increased sales, fees incurred in connection with the tender offer by the Company's Employee Stock Ownership Plan Trust (the "ESOP Trust"), higher depreciation expense related to system conversions placed in service in January and February 2000, and increased warehousing and shipping costs.

As a result of the above, operating income increased to 10.0% of net sales in the 2000 period from 9.1% in the comparable 1999 period.

The Company's effective tax rate decreased from 38.0% in the three-month 1999 period to 33.8% in the comparable 2000 period. The lower tax rate is attributed principally to the recognition of operating loss carry forwards generated by the Company's joint venture ("Triwood") in previous years. On June 30, 2000, the Company purchased the remaining 50% interest in Triwood, the Company's former particleboard facility that ceased operations in November 1998. On July 1, 2000, the Company restructured its Import Division operations into Triwood, which is being accounted for as a wholly owned subsidiary. As a result of this restructuring, the Company began to absorb certain operating loss carry forwards generated by Triwood in previous years. The Company expects to continue absorbing additional loss carry forwards in the fourth quarter of 2000.

Results of Operations - Nine Months 2000 Compared to Nine Months 1999

Net sales increased $17.0 million or 10.2% for the nine-month period ended August 31, 2000 from the comparable 1999 period. The increase was due principally to higher unit volume in imported and home office furniture partially offset by lower unit volume in bedroom furniture and entertainment centers. Average selling prices were slightly lower during the 2000 period principally due to the mix of products shipped (primarily increased imported furniture shipments).

Gross profit margin for the 2000 period increased to 26.6% compared to 25.9% in the 1999 period. Lower raw material costs as a percent of sales, improved operating efficiencies and the lower delivered cost of imported furniture as a percent of net sales were offset by higher employee benefits cost for manufacturing employees (primarily medical claims) incurred in the 2000 period. Medical claims continued to decline during the third quarter from levels experienced during each of the first two quarters of 2000.

Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued

Results of Operations - Nine Months 2000 Compared to Nine Months 1999 -
Continued

Selling and administrative expenses rose $4.4 million to 16.5% of net sales in the 2000 period compared to 15.6% in the 1999 period. The increase in expenses was due principally to higher selling costs to support increased sales, higher warehousing and shipping costs resulting from the interim operation of dual warehousing facilities, increased depreciation expense related to system conversions placed in service in January and February 2000, and fees incurred in connection with the tender offer by the Company's ESOP Trust.

In 1999, the Company began a 180,000 square foot addition to its central distribution center (the "CDC") in Martinsville, Virginia. The Company substantially completed the consolidation of finished inventory formerly kept in three separate warehouses into the CDC in 1999, but continued to operate dual facilities through March 2000. The Company opened the 180,000 square foot addition to its central distribution center in February 2000 and closed the one remaining dual facility in early April 2000. The closed facility is presently leased.

As a result of the above, operating income decreased to 10.1% of net sales in the 2000 period from 10.3% in the comparable 1999 period.

The Company's effective tax rate decreased from 37.7% in the nine-month 1999 period to 36.6% in the comparable 2000 period, principally due to the recognition of operating loss carry forwards generated by Triwood in the third quarter as discussed above.

Financial Condition, Liquidity and Capital Resources

As of August 31, 2000, assets totaled $132.0 million, up from $116.4 million at November 30, 1999. Stockholders' equity at August 31, 2000, was $95.0 million, rising from $85.2 million at November 30, 1999. During the nine-month period ended August 31, 2000, cash generated from operations of $6.9 million and net borrowings from the Company's revolving credit line of $5.5 million funded capital expenditures amounting to $9.0 million, dividend payments totaling $1.9 million, a net cash expenditure of $801,000 in connection with the acquisition of Triwood and an increase in available cash of $652,000. During the comparable 1999 period, cash generated from operations of $3.8 million, available cash of $2.7 million and net borrowings from the Company's revolving credit line of $438,000 funded $4.6 million in capital expenditures, dividend payments of $1.7 million and purchases of the Company's common stock totaling $620,000.

Cash generated from operations of $6.9 million during the 2000 period increased from $3.8 million in the comparable 1999 period. During the 2000 period, higher cash received from customers, resulting from increased sales, and lower tax payments were partially offset by higher payments to suppliers and employees and higher interest payments, as compared with the 1999 period.

Investing activities consumed $9.8 million during the 2000 period compared to $4.6 million in the comparable 1999 period. Capital expenditures were higher in the 2000 period as the Company completed the addition to the CDC and completed its construction of raw lumber grading, storage and drying facilities at the Maiden, North Carolina plant, which were placed in service in April 2000. On June 30, 2000, the Company purchased the remaining 50% interest in Triwood for a cash outlay of $801,000, net of cash received in the purchase.

Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued

Financial Condition, Liquidity and Capital Resources - Continued

The Company generated cash of $3.6 million from financing activities in the 2000 period compared to utilizing $1.9 million for financing activities in the 1999 period. During the 2000 period, net borrowings of $5.5 million helped to fund investing activities of $9.8 million, make dividend payments of $1.9 million and increase available cash by $652,000. During the 1999 period, cash from operations and available cash funded dividend payments of $1.7 million, purchases of over 44,000 shares of the Company's common stock at an average price of $14.04 per share ($620,000 aggregate) and net repayments of $438,000 against the revolving line of credit. In June 2000, the Company's Board of Directors declared a quarterly dividend of $.085 per share that was paid in August 2000.

At August 31, 2000, the Company had $2.5 million available under its revolving line of credit and $13.0 million of availability under additional lines of credit to fund working capital needs. The Company believes it has the financial resources needed to meet business requirements for the foreseeable future.

In September 2000, the Company's Employee Stock Ownership Plan Trust (the "ESOP") completed a tender offer for 1.8 million shares of the Company's common stock at a price of $12.50 per share. In order to finance the tender offer, the Company borrowed $22.5 million under a 10-year term loan, at an effective interest rate of approximately 7.4% per annum, and loaned the proceeds to the ESOP. The ESOP will repay the loan to the Company over a 25-year period with interest at 8.0% from dividends and employer contributions to the Plan.

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

Item 3.    Quantitative And Qualitative Disclosures About Market Risk

The Company's obligations under its lines of credit and industrial revenue bonds bear interest at variable rates. The Company has entered into an interest rate swap agreement that, in effect fixes the rate of interest on the industrial revenue bonds at 4.71% through 2006. At August 31, 2000, the Company had $5.5 million outstanding under its lines of credit. In connection with the tender offer, during September 2000 the Company borrowed $22.5 million under a 10-year term loan, bearing interest at a floating rate of the one-month LIBOR plus 0.375% per annum. In connection with that loan, the Company entered into a floating to fixed interest rate swap at a fixed rate of approximately 7.4% for the entire principal amount of the loan through September 2010, the scheduled maturity date of the loan. A 10% fluctuation in market interest rates would not have a material impact on the Company's results of operations or financial condition.

                          HOOKER FURNITURE CORPORATION

                           PART II. OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits

         Exhibit  27. 1    Financial Data Schedule for the nine months ended
                           August 31, 2000. *

         (b)      Reports on Form 8-K

                  None.

         * Filed herewith.

                                    SIGNATURE



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        HOOKER FURNITURE CORPORATION


Date: October 12, 2000                  By: /s/  E. Larry Ryder
                                           -------------------------
                                            E. Larry Ryder
                                            Senior Vice President - Finance and
                                            Administration
                                            (Principal Financial and Accounting
                                            Officer)