Form 10-K
period 2000-11-30
HOOKER FURNITURE CORP
filed 2001-02-23
CIK 1077688

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended November 30, 2000
                       Commission file number 000-25349

                         HOOKER FURNITURE CORPORATION
                         ----------------------------
            (Exact name of registrant as specified in its charter)

                Virginia                                     54-0251350
   -------------------------------                           ----------
   (State or other jurisdiction of                        (I.R.S. Employer
   incorporation or organization)                      Identification Number)

            440 East Commonwealth Boulevard Martinsville, VA 24112
            -------------------------------------------------------
              (Address of principal executive offices, Zip Code)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes (x) No ( )

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

Aggregate market value of common equity held by non-affiliates of the registrant: $26.9 million (based on the closing price as of February 14, 2001 as reported to the NASD by its member firms); there is no established public trading market for the Company's common stock.

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of February 14, 2001:

      Common Stock, no par value                 7,617,298
      --------------------------                 ---------
        (Class of Common Stock)              (Number of Shares)

Documents incorporated by reference: Portions of the registrant's definitive Proxy Statement for its Annual Meeting of Stockholders scheduled to be held March 29, 2001 are incorporated by reference into Part III.

                         HOOKER FURNITURE CORPORATION
                               TABLE OF CONTENTS

Part I                                                                                         Page
   Item 1.     Business......................................................................    3
   Item 2.     Properties....................................................................    7
   Item 3.     Legal Proceedings.............................................................    8
   Item 4.     Submission of Matters to a Vote of Security Holders...........................    8


Part II

   Item 5.     Market for Registrant's Common Equity and Related Stockholder
               Matters.......................................................................   10
   Item 6.     Selected Financial Data.......................................................   11
   Item 7.     Management's Discussion and Analysis of Financial Condition and
               Results of Operations.........................................................   12
   Item 7A.    Quantitative and Qualitative Disclosures About Market Risk....................   15
   Item 8.     Financial Statements and Supplementary Data...................................   15
   Item 9.     Changes in and Disagreements with Accountants on Accounting and
               Financial Disclosure..........................................................   15

Part III

   Items 10 through 13.......................................................................   16


Part IV

   Item 14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K...............    16

Signatures...................................................................................    18

Index to Consolidated Financial Statements and Schedules.....................................   F-1

                         Hooker Furniture Corporation
                                    Part I

ITEM 1.  BUSINESS.

General
Incorporated in Virginia in 1924, Hooker Furniture Corporation (the "Company") has become a leading manufacturer and importer of residential furniture, primarily targeted at the upper-medium price range. The Company offers diversified products, consisting primarily of home office, entertainment centers, imported occasional, bedroom and wall systems, across many style categories within this price range. Its product depth and extensive style selections make the Company an important furniture resource for retailers in its price range and allow the Company to respond more quickly to shifting consumer preferences. The Company has established a broad distribution network that includes independent furniture stores, department stores, specialty retailers, catalog merchandisers and national and regional furniture chains. The Company emphasizes continuous improvement in its manufacturing processes to enable it to continue providing competitive advantages to its customers such as quick delivery, reduced inventory investment, high quality, and value. The Company operates facilities in Martinsville and Roanoke, Virginia and Kernersville, Maiden, and Pleasant Garden, North Carolina.

Products and Styles
The Company's product lines cover most major design categories. The Company believes that the diversity of its product lines enables it to anticipate and respond quickly to changing consumer preferences and provides retailers an important furniture resource in the upper-medium price range. The Company intends to continue expanding its product styles with particular emphasis on home office, entertainment centers, occasional furniture and bedroom. The Company believes that its products represent good value and that the quality and style of its furniture compare favorably with more premium-priced products.

The Company provides furniture products in a variety of materials, woods, veneers, and finishes. The number of patterns by product line are:

                                     Number of Patterns
     Home office...................           46
     Wall systems..................           26
     Entertainment centers.........           39
     Imported lines................           89
     Bedroom.......................           14

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

Distribution
The Company has developed a broad domestic customer base and also sells to a limited international market. The Company sells its furniture through approximately 85 independent sales representatives to independent furniture retailers, catalog merchandisers, and national and regional chain stores. Representative customers include Federated Department Stores, Neiman Marcus, Dillard's Department Stores, Nebraska Furniture Mart and Haverty's. The Company believes this broad network reduces its exposure to regional recessions, and allows it to capitalize on emerging channels of distribution. The Company offers tailored merchandising programs to address each channel of distribution.

The general marketing practice followed in the furniture industry is to exhibit products at international and regional furniture markets. In the spring and fall of each year, a nine-day furniture market is held in High Point, North Carolina, which is attended by most buyers and is regarded by the industry as the international market. The Company utilizes approximately 46,000 square feet of showroom space at the High Point market to introduce new products, increase sales of its existing products, and test ideas for future products.

The Company has sold to over 3,800 customers during the past fiscal year, and approximately 2.3% of the Company's sales in 2000 were to international customers. No single customer accounted for more than five percent of the Company's sales in 2000. No material part of the Company's business is dependent upon a single customer, the loss of which would have a material effect on the business of the Company. The loss of several of the Company's major customers could have a material impact on the business of the Company.

Manufacturing
The Company's manufacturing strategy is to produce products, which are on the leading edge of changing consumer demand for the home, such as home theater, home office and computer furniture, as well as traditional bedroom. The Company stresses strong customer relationships in developing new products as well as improving existing ones. The Company believes strongly in employee involvement with employee and management teams working and communicating in all areas of manufacturing to improve production and quality related issues, stressing quality improvement not quality control. To meet customer expectations of just-in-time inventory delivery, the Company's strategy has been to strike a balance between minimizing cutting size together with increasing the frequency of cuttings on the one hand, and the efficiencies gained from longer production runs on the other. In recent years, cutting sizes have been reduced, frequencies of cuttings increased, and finished goods inventory levels increased. The Company manufactures products using a flexible plant philosophy structure with all plants capable of making and sharing product lines according to customer demands and plant loads, which allows for quicker delivery of high demand products. The Company is in constant contact with key suppliers in forming partnerships which communicate both quality and delivery issues which are imperative for both the Company and supplier to adjust to ever changing customer requirements.

The Company operates manufacturing facilities in North Carolina and Virginia consisting of an aggregate of approximately 1.8 million square feet. The Company considers its present equipment to be generally modern, adequate and well maintained.

The Company schedules production of its various styles based upon actual and anticipated orders. The Company's backlog of unshipped orders was $23.3 million at November 30, 2000 and $33.6 million at November 30, 1999. With the emphasis in recent years on inventory-on-demand, dealers no longer find it necessary to place orders as far in advance as was once the case. In addition, it is the Company's policy and industry practice to allow order cancellation up to time of shipment, therefore customer orders are not firm until shipped. For these reasons, management does not consider order backlogs to be an accurate indicator of expected business. Historically, however, 91% of all orders booked are ultimately shipped. Backlogs are normally shipped within six months. During late January through early February 2000, the Company made the conversion to a new order processing system. With the new system in place, the Company is processing orders faster with less human intervention. As a result, the backlog of unfilled orders that the Company carries at any point in time has been significantly reduced. With the new system in place, the Company is achieving a significant reduction in the amount of time required to process a customer's order, from receipt of the order until ultimate shipment from inventory.

Imported Lines
The Company imports finished furniture in a variety of styles and materials, and markets the products under the Company name through its normal distribution channels. Product lines include occasional tables, consoles, chests, casual dining pieces, bedroom pieces and accent items. The Company imports products from China, the Philippines, Mexico, and Indonesia from approximately 14 agents representing 32 factories. All transactions are in U.S. dollars. Because of the large number and diverse nature of foreign factories, the Company has flexibility in the placement of product in any particular country or factory. Factories located in China have become an important resource for the Company. The sudden disruption in the Company's supply chain from China could significantly impact the Company's ability to fill customer orders for products manufactured in that country for a three to six month period. However, the Company believes that such a disruption in supply would not have a material adverse effect on the Company's financial condition or results of operations.

Raw Materials
The principal materials used by the Company in manufacturing its products include lumber, veneers, plywood, particleboard, hardware, glue, finishing materials, glass products and fasteners. The Company uses a variety of species of lumber, including cherry, oak, poplar, pine and maple. The Company's five largest suppliers accounted for approximately 14.8% of its purchases in 2000.

The Company believes that its sources of supply for these materials are adequate and that it is not dependent on any one supplier.

Competition
The Company is the sixteenth largest furniture manufacturer in North America based on 1999 sales, according to Furniture/Today, a trade publication. The furniture industry is highly competitive and includes a large number of foreign and domestic manufacturers, none of which dominates the market. The markets in which the Company competes include a large number of relatively small manufacturers; however, certain competitors of the Company have substantially greater sales volumes and financial resources than the Company. Competitive factors in the upper-medium price range include style, price, quality, delivery, design, service and durability. The Company believes that its long-standing customer relationships, customer responsiveness, consistent support of existing diverse product lines that are high quality and good value and experienced management are competitive advantages.

Employees
At November 30, 2000, the Company had approximately 2,030 employees. None of the Company's employees are represented by a labor union. The Company considers its relations with its employees to be good.

The Corporation sponsors the Hooker Furniture Corporation Employee Stock Ownership Plan (the "ESOP") to provide ownership and retirement benefits for eligible employees. The ESOP covers substantially all the Company employees. The ESOP enables employees to share in the growth of the Company and to accumulate a beneficial ownership interest in the Company's Common Stock.

Patents and Trademarks
The trade name of the Company represents many years of continued business. The Company believes such name is well recognized and associated with quality in the furniture industry. The Company owns a number of patents, trademarks and licenses, none of which is considered to be material to the Company.

Governmental Regulations
The Company is subject to federal, state and local laws and regulations in the areas of safety, health and environmental pollution controls. Compliance with these laws and regulations has not in the past had any material effect on the Company's earnings, capital expenditures, or competitive position; however, the effect of such compliance in the future cannot be predicted. Management believes that the Company is in material compliance with applicable federal, state and local safety, health, and environmental regulations. See "Item 8. Legal Proceedings" for information concerning certain environmental matters.

Forward-Looking Statements
Certain statements made in this report are not based on historical facts, but are forward-looking statements. These statements can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "will," "should," or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. These statements reflect the Company's reasonable judgment with respect to future events and are subject to risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Such risks and uncertainties include the cyclical nature of the furniture industry, fluctuations in the price of lumber, which is the most significant raw material used by the Company, competition in the furniture industry, capital costs and general economic or business conditions, either nationally or internationally.

ITEM 2.  PROPERTIES.

Set forth below is certain information with respect to the Company's principal properties. The Company believes that all these properties are well maintained and in good condition. The Company believes its manufacturing facilities are being efficiently utilized. The Company estimates that its facilities are currently being operated at approximately 92% capacity, on a one-shift basis. Each manufacturing facility is flexible in regard to product lines manufactured, allowing the Company to shift products between plants according to customer sales and delivery demands. All Company plants are equipped with automatic sprinkler systems and modern fire and spark detection systems, which the Company believes are adequate. All facilities set forth below are active and operational.

                                                   Approximate
                                                  Facility Size
        Location             Primary Use          (Square Feet)  Owned or Leased
Martinsville, VA      Corporate Headquarters          32,000         Owned
Martinsville, VA      Manufacturing                  760,000         Owned
Martinsville, VA      Distribution/Imports           580,000         Owned
Martinsville, VA      Distribution                   189,000         Owned (1)
Martinsville, VA      Plywood Production             146,000         Owned
Martinsville, VA      Distribution/Manufacturing     190,000         Owned (1)
Kernersville, NC      Manufacturing                  115,000         Owned
Roanoke, VA           Manufacturing                  265,000         Owned
Pleasant Garden, NC   Manufacturing                  300,000         Owned
Maiden, NC            Manufacturing                  200,000         Owned
High Point, NC        Showroom                        46,000         Leased (2)


(1)  The Company is presently leasing this facility to a third party.

(2)  Lease expires October 31, 2005.

ITEM 3.  LEGAL PROCEEDINGS.

On June 30, 2000, the Company acquired all of the outstanding shares of Triwood, Inc. ("Triwood"), a joint venture in which the Company had been a 50% shareholder, for an aggregate consideration of $1.9 million. Triwood formerly produced particleboard for furniture manufacturing. During 1998, the joint venture was cited by the Environmental Protection Agency ("EPA") for a violation of certain regulations under the Clean Air Act Amendments of 1990. The joint venture members determined that the cost of modification to the plant to come into compliance, together with other need capital improvements, would be prohibitive and the joint venture elected to cease operations in November 1998. The purchase price includes the assumption of the first $100,000 of liability, if any, related to the 1998 EPA citation. Pursuant to an indemnification agreement, the Company and the other former joint venture owner will share equally, any liability in excess of $100,000. Based upon its most recent information, management does not believe the liability, if any, will be material to the Company's financial condition or results of operations.

Based upon performance tests conducted in November 1998, the EPA issued the Company a Notice of Violation in March 1999 for the failure of two boilers at the Company's Martinsville facility to meet particulate emission limitations under the Clean Air Act. The Company made adjustments to one non-compliant boiler and conducted a second performance test in February 1999. The results of that second performance test indicated that the boiler was in compliance with its particulate limitations. The Company has forwarded those results to the EPA. The Company is currently implementing a plan to bring the second non-compliant boiler into compliance with its particulate emission limitations. No final action has been taken by EPA in this matter, including the assessment of fines against the Company. Company management anticipates that costs incurred by the Company in connection with bringing both boilers into compliance, including any fines that might be levied by the EPA, will not have a material adverse affect on the Company's financial condition or results of operations.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

                          HOOKER FURNITURE CORPORATION
                      Executive Officers of the Registrant

The Company's executive officers and their ages as of February 14, 2001 and the year each joined the Company or its Board are as follows:

                                                                                        Year Joined
             Name                  Age                      Position                      Company
Paul B. Toms, Jr.                   46     Chairman and Chief Executive Officer             1983

Douglas C. Williams                 53     President and Chief Operating Officer            1971

E. Larry Ryder                      53     Executive Vice President - Finance and           1977
                                           Administration, Assistant Secretary, and
                                           Assistant Treasurer
Raymond T. Harm                     51     Senior Vice President - Sales                    1999

Henry P. Long, Jr.                  49     Senior Vice President - Merchandising and        1983
                                           Design

Paul B. Toms, Jr. has been Chairman and Chief Executive Officer since December 2000. Mr. Toms was President and Chief Operating Officer from December 1999 to December 2000. Mr. Toms was Executive Vice President - Marketing from 1994 to December 1999, Senior Vice President - Sales & Marketing from 1993 to 1994 and Vice President - Sales from 1987 to 1993. Mr. Toms joined the Company in 1983 and has been a Director since 1993. Mr. Toms is the nephew of J. Clyde Hooker, Jr.

Douglas C. Williams has been President and Chief Operating Officer since December 2000. He was Executive Vice President - Manufacturing from December 1999 to December 2000. He was Senior Vice President - Manufacturing from 1987 to 1999 and Vice President - Manufacturing from 1986 to 1987. Prior to 1986, he held various positions in production. Mr. Williams joined the Company in 1971 and has been a Director since 1987.

E. Larry Ryder has been Executive Vice President - Finance and Administration since December 2000, Assistant Treasurer since 1998, and Assistant Secretary since 1990. He was Senior Vice President - Finance and Administration from December 1987 to December 2000. He was Treasurer from 1989 to 1998 and Vice President - Finance and Administration from 1983 to 1987. Prior to 1983, Mr. Ryder served in various financial capacities. Mr. Ryder joined the Company in 1977 and has been a Director since 1987.

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

                         Hooker Furniture Corporation
                                    Part II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The table below sets forth the high and low sales prices per share for the Company's Common Stock for the periods indicated as reported to the National Association of Securities Dealers, Inc. (the "NASD") by the NASD's member firms. The Company's Common Stock is not listed for trading on any securities exchange or on Nasdaq or any other inter-dealer quotation system of a registered national securities association. There is no established public trading market for the Company's Common Stock. The stock price information reported in the tables below represents a limited number of transactions in the Company's Common Stock in the "over-the-counter" market during the periods indicated.

                                  2000                   1999
                             High       Low         High       Low
     First Quarter.......  $13.50    $11.00       $15.75    $13.00
     Second Quarter......   12.50      8.00        15.13     12.00
     Third Quarter.......   11.50      8.00        15.00     11.00
     Fourth Quarter......   12.50      8.00        14.50      9.00

As of February 1, 2001, the Company had approximately 865 beneficial stockholders and 1,946 current and former employees participating in the Company's ESOP. The Company pays quarterly dividends on its Common Stock on or about the last day of February, May, August and November, when declared by the Board of Directors, to stockholders of record approximately two weeks earlier. Although the Company presently intends to declare cash dividends at historical levels on a quarterly basis for the foreseeable future, the determination as to the payment and the amount of any future dividends will be made by the Board of Directors from time to time and will depend on the Company's then current financial condition, capital requirements, results of operations and any other factors then deemed relevant by the Board of Directors. The following table sets forth the dividends per share paid by the Company with respect to its Common Stock during the Company's two most recent fiscal years:

                                          2000      1999
          First Quarter...............  $0.085    $0.075
          Second Quarter..............   0.085     0.075
          Third Quarter...............   0.085     0.075
          Fourth Quarter..............   0.085     0.075

All per share information reflected above has been adjusted to reflect a two-for-one stock split distributed in the form of a stock dividend on January 31, 2000.

ITEM 6.  SELECTED FINANCIAL DATA

The following selected financial data for each of the last five fiscal years ended November 30, 2000 has been derived from the Company's audited financial statements. The selected financial data should be read in conjunction with the Financial Statements, including the related Notes, and "Management's Discussion and Analysis" included elsewhere in this Annual Report.

                                                  For The Year Ended November 30,
                                               (In thousands, except per share data)
                                          2000       1999       1998      1997       1996
Income Statement Data (1):
Net sales.............................  $250,828   $228,803   $206,084  $176,050   $161,861
Cost of goods sold....................   188,143    171,175    158,137   134,579    120,286
Selling and administrative expenses...    39,738     34,094     31,034    25,863     24,220
Income from operations................    22,947     23,534     16,913    15,608     17,355
Other income (expense), net...........       (38)      (358)       114       (31)       148
Income before income taxes............    22,909     23,176     17,027    15,577     17,503
Income taxes..........................     7,995      8,881      6,241     5,530      6,715
Net income............................    14,914     14,295     10,786    10,047     10,788

Per Share Data (2):
Basic and diluted earnings per share..      2.06       1.87       1.40      1.30       1.39
Cash dividends per share..............      0.34       0.30       0.28      0.26       0.22
Net book value per share (3)..........     14.68      12.52      10.97      9.86       8.85
Weighted number of shares
  outstanding.........................     7,257      7,636      7,692     7,734      7,750

Balance Sheet Data:
Cash..................................     1,243        157      3,625       827      1,997
Inventories...........................    42,785     37,051     35,812    33,475     26,013
Working capital.......................    60,669     54,557     51,793    47,153     37,555
Total assets..........................   133,531    116,423    111,233    98,290     87,370
Long-term debt (including current
  maturities).........................    29,500      7,000     12,062     9,985      7,228
Common stock held by ESOP.............    10,412     10,129     10,213    10,044      9,230
Stockholders' equity..................    75,559     85,234     73,900    66,210     59,326

(1) Certain items in the financial statements for periods prior to 2000 have been reclassified to conform to the 2000 method of presentation.

(2) All share and per share data reflect the effect of a two-for-one stock split distributed in the form of a stock dividend on January 31, 2000.

(3) Net book value per share is derived by the sum of (i) "common stock held by ESOP" and (ii) "total stockholders' equity" over the number of common shares issued and outstanding excluding unearned ESOP common shares issued.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with the Selected Financial Data, the Financial Statements, and the related Notes contained elsewhere in this Annual Report.

Results of Operations
The following table sets forth the percentage relationship to net sales of certain items included in the statements of income:

                                                For the Year Ended November 30,
                                                      2000    1999    1998
         Net sales...........................        100.0%  100.0%  100.0%
         Cost of sales.......................         75.0%   74.8    76.7
                                                     -----   -----   -----
           Gross profit......................         25.0    25.2    23.3
         Selling & administrative expenses...         15.9    14.9    15.1
                                                     -----   -----   -----
           Operating income..................          9.1    10.3     8.2
         Other income (expense), net.........                 (0.2)    0.1
                                                     -----   -----   -----
           Income before income taxes........          9.1    10.1     8.3
         Income taxes........................          3.2     3.9     3.1
                                                     -----   -----   -----
           Net income........................          5.9%    6.2%    5.2%
                                                     =====   =====   =====

2000 Compared to 1999
Net sales increased $22.0 million or 9.6% in 2000 to $250.8 million compared to $228.8 million in 1999. The increase was due principally to higher unit volume in imported and home office furniture partially offset by lower unit volume in bedroom furniture and entertainment centers. Average selling prices were slightly lower during the 2000 period, principally due to the mix of products shipped (primarily increased imported furniture shipments).

Gross profit margin for 2000 decreased to 25.0% from 25.2% in the prior year. Higher employee benefits cost for manufacturing employees (primarily medical claims and retirement cost for the Company's ESOP), and higher raw material costs (primarily lumber and wood products) as a percent of sales, were partially offset by the lower delivered cost of imported furniture as a percent of net sales.

Selling and administrative expenses rose $5.6 million to 15.9% of net sales in 2000 compared to 14.9% in 1999. The increase in expenses was due principally to higher selling costs to support increased sales, higher warehousing and shipping costs resulting from the interim operation of dual warehousing facilities during the first half of the year, increased depreciation expense related to certain operating systems placed in service in the first quarter of 2000, and fees incurred in connection with the tender offer by the Company's ESOP to purchase
1.8 million shares of the Company's stock from existing stockholders in September 2000 (the "Tender Offer").

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

As a result of the above, operating income decreased to 9.1% of net sales in 2000 from 10.1% in 1999.

The Company's effective tax rate decreased from 38.3% in 1999 to 34.9% in 2000.

On June 30, 2000, the Company purchased the remaining 50% interest in Triwood, Inc. ("Triwood"), the Company's former particleboard facility that ceased operations in November 1998. On July 1, 2000, the Company restructured its Import Division operations into Triwood, which is being accounted for as a wholly owned subsidiary.

1999 Compared to 1998
Net sales increased $22.7 million or 11.0% in 1999 to $228.8 million compared to $206.1 million in 1998. The increase was due principally to continued increased unit volume in two major product lines: imported furniture and home office furniture.

Gross profit margin for 1999 increased to 25.2% compared to 23.3% for 1998. The increase was due primarily to improved operating efficiencies, lower raw material costs offset partially by the higher delivered cost of imported furniture, and higher average unit selling prices.

Selling and administrative expenses increased $3.1 million to $34.1 million in 1999 compared to 1998. As a percentage of net sales, selling and administrative expenses declined to 14.9% in 1999 from 15.1% in 1998. The increase in expenses was principally due to increased costs of warehouse and shipping and higher salaries and benefits. During 1999, the Company moved to centralized finished goods warehousing, requiring a duplicity of facilities during much of the year.

As a result of the above, operating income increased from 8.2% of net sales in 1998 to 10.3% of net sales in 1999.

The Company's effective tax rate increased from 36.6% in 1998 to 38.3% in 1999.

Financial Condition, Liquidity and Capital Resources
As of November 30, 2000, assets totaled $133.5 million, up from $116.4 million at November 30, 1999. Stockholders' equity at November 30, 2000, decreased to $75.6 million, from $85.2 million at November 30, 1999. The decrease reflects the effect of the purchase of 1.8 million shares of the Company's stock by the ESOP. The Company's long-term debt including current maturities increased $22.5 million to finance the ESOP Tender Offer. Working capital increased to $60.7 million as of November 30, 2000 from $54.6 million at the end of the 1999 period, reflecting the Company's increased investment in receivables and inventory to support the higher sales levels experienced during 2000. The incoming order rate has declined since year-end, apparently reflecting the effect of the softening economy. The Company has reduced operating schedules at its factories in response and expects shipments during the fiscal first quarter of 2001 to approximate or reflect a slight decline from the first quarter of 2000.

During 2000, cash generated from operations of $16.3 million and net borrowings of $22.5 million funded a $22.5 million loan to the ESOP for purposes of completing the ESOP Tender Offer, capital expenditures amounting to $12.0 million, the acquisition of Triwood for $801,000, dividend payments totaling $2.5 million, and an increase in available cash of $1.1 million. During 1999, cash generated from operations of $13.3 million and available cash of $3.5 million funded $8.6 million in capital expenditures, net debt repayments of $5.1 million, dividend payments of $2.3 million and purchases of the Company's common stock totaling $755,000. In 1998, cash from operations of $15.1 million and net borrowings of $2.1 million funded capital expenditures of $11.5 million, an increase in available cash of $2.8 million, dividend payments of $2.2 million and purchases of the Company's common stock totaling $775,000.

Cash generated from operating activities in 2000 totaled $16.3 million compared to $13.3 million and $15.1 million in 1999 and 1998, respectively. During the 2000 period, higher cash received from customers, resulting from increased sales, and lower tax payments were partially offset by higher payments to suppliers and employees, as compared with the 1999 period. In 1999, higher payments to suppliers, employees and for income taxes were partially offset by higher cash received from customers.

Investing activities consumed $12.8 million during the 2000 period compared to $8.6 million in 1999 and $11.5 million in 1998. Capital expenditures in all three years reflect the Company's investment in property, plant and equipment for expanded furniture manufacturing capacity, distribution, and the maintenance of its facilities in good operating condition. Capital expenditures were higher in the 2000 period as the Company completed the addition to the CDC, completed its construction of raw lumber grading, storage and drying facilities at the Maiden, North Carolina plant, which were placed in service in April 2000, and acquired Triwood. During 1998, the Company purchased the CDC.

The Company used cash for financing activities of $2.4 million in 2000, compared to $8.1 million in 1999 and $850,000 in 1998. During 2000 dividend payments of $2.4 million were funded from operations. In 1999, cash from operations and available cash funded net debt repayments of $5.1 million, dividend payments of $2.3 million and purchases of 54,160 shares of the Company's common stock at an average price of $13.94 per share ($755,000 aggregate). During 1998, dividend payments of $2.2 million and the purchase of 58,702 shares of the Company's common stock at an average price of $13.20 per share ($775,000 aggregate), were funded from operations and net borrowings of $2.1 million.

On November 30, 2000, the Company had $10.0 million available under its revolving line of credit and $9.0 million available under additional lines of credit to fund working capital needs. The Company believes it has the financial resources needed to meet business requirements for the foreseeable future.

In September 2000, the Company's ESOP completed the Tender Offer at a price of $12.50 per common share purchased. In order to finance the ESOP Tender Offer, the Company borrowed $22.5 million under a 10-year term loan, at an effective interest rate of approximately 7.4% per annum, and loaned the proceeds to the ESOP. The ESOP will repay the loan to the Company over a 25-year period with interest at 8.0% from dividends and employer contributions to the Plan. In the fourth quarter of 2000, the Company recognized $678,000 in ESOP cost for compensation and dividends as it committed to release 39,313 shares of stock acquired in the Tender Offer to participants.

Environmental Matters
Hooker Furniture Corporation is committed to protecting the environment as evidenced by its products and its manufacturing operations. The Company's manufacturing sites generate both hazardous and non-hazardous wastes, the treatment, storage, transportation and disposal of which are subject to various local, state and national laws relating to protecting the environment. The Company is in various stages of investigation or remediation of alleged or acknowledged contamination at current manufacturing sites, and at Triwood. The Company's policy is to record environmental liabilities when loss amounts are probable and can be reasonably estimated. The costs associated with the Company's environmental responsibilities, compliance with federal, state and local laws regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, has not had, and in the opinion of management, will not have a material effect on the Company's financial position, results of operations, capital expenditures or competitive position.

Accounting Pronouncements
In June 1998, the Financial Accounting Standards Board (the "FASB") issued Statements of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"), which establishes accounting and reporting standards for derivative instruments. SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In June 2000, the FASB issued SFAS No. 138 Accounting for Derivative Instruments and Hedging Activities ("SFAS 138"), an amendment of SFAS 133, addressing a number of issues contained therein. SFAS 133 and SFAS 138 are effective for all fiscal quarters of fiscal years beginning after June 15, 2000, and require application prospectively. Management believes that the adoption of SFAS 133 and SFAS 138 will not have a material impact on the Company's financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's obligations under its lines of credit, industrial revenue bonds, and term loan bear interest at variable rates. The Company has entered into interest rate swap agreements that, in effect, fix the rate of interest on the industrial revenue bonds at 4.71% through 2006 and on the term loan at 7.4% through 2010. At November 30, 2000 the Company had no debt outstanding under its lines of credit. A 10% fluctuation in market interest rates would not have a material impact on the Company's results of operations or financial condition.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements and schedule listed in Items 14(a)(1) and 14(a)(2) of this report are incorporated herein by reference and are filed as a part of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

                         Hooker Furniture Corporation
                                   Part III

In accordance with General Instruction G(3) of Form 10-K, the information called for by Items 10, 11, 12 and 13 of Part III is incorporated by reference to the registrant's definitive Proxy Statement for its Annual Meeting of Stockholders scheduled to be held March 29, 2001, except for information concerning the executive officers of the registrant which is included in Part I of this report under the caption "Executive Officers of the Registrant."

                                    Part IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  Documents filed as part of this report on Form 10-K:
(1)  The following financial statements are included in this report on Form 10-
     K:

     Report of Independent Certified Public Accountants.

     Consolidated Balance Sheets as of November 30, 2000 and 1999.

     Consolidated Statements of Income for each of the three fiscal years ended November 30, 2000.

     Consolidated Statements of Cash Flows for each of the three fiscal years ended November 30, 2000.

     Consolidated Statements of Stockholders' Equity for each of the three fiscal years ended November 30, 2000.

     Summary of Significant Accounting Policies.

     Notes to Consolidated Financial Statements.

(2)  Financial Statement Schedules:

     Report on Financial Statement Schedule.

     Schedule II - Valuation and Qualifying Accounts for each of the three fiscal years ended November 30, 2000.

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

4.1 Amended and Restated Articles of Incorporation of the Company (See Exhibit 3.1).

4.2 Articles of Amendment to Amended and Restated Articles of Incorporation of the Company (See Exhibit 3.2).

4.3   Bylaws of the Company (See Exhibit 3.3).

4.4 Term Loan Agreement, dated September 18, 2000, between the Company and Suntrust Bank (including related Term Note and Negative Pledge Agreement). *

      Pursuant to Regulation S-K, Item 601(b)(4)(iii), instruments evidencing long-term debt less than 10% of the Company's total assets have been omitted and will be furnished to the Securities and Exchange Commission upon request.

10.1 Lease dated August 3, 2000, between International Home Furnishings Center and the Company. *

10.2  Form of Salary Continuation Agreement (incorporated by reference to
      Exhibit 10.3 to the Company's Registration Statement on Form 10 (Commission File No. 000-25349)). **

10.3 Form of Split Dollar Agreement (incorporated by reference to Exhibit 10.4 to the Company's Registration Statement on Form 10 (Commission File No. 000-25349)). **

10.4 Commitment Letter for line of credit ("BB&T Line of Credit") and related Promissory Note dated June 5, 1998 between Branch Banking & Trust Company and the Company (incorporated by reference to Exhibit 10.4 of the Company's Form 10-K (Commission File No. 000-25349) for the fiscal year ended November 30, 1999).

10.5 Commitment Letter dated March 23, 1999 between Branch Banking & Trust Company and the Company renewing the BB&T Line of Credit (incorporated by reference to Exhibit 10.5 of the Company's Form 10-K (Commission File No. 000-25349) for the fiscal year ended November 30, 1999).

10.6 Term Loan Agreement, dated September 18, 2000, between the Company and Suntrust Bank (including related Term Note and Negative Pledge Agreement) (See Exhibit 4.4).

10.7 Credit Agreement, dated as of September 18, 2000, between the Company and the Hooker Furniture Corporation Employee Stock Ownership Plan Trust (including related Non-Recourse Promissory Note and Stock Pledge Agreement). *

21    List of Subsidiaries
              Triwood, Inc., a Virginia Corporation.

_________
*Filed herewith.
**Management contract or compensatory plan.

                                 SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              HOOKER FURNITURE CORPORATION

February 21, 2001
                              /s/   Paul B. Toms, Jr.
                              --------------------------------------------------
                                    Paul B. Toms, Jr.
                                    Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

           Signature                                    Title                              Date
/s/    Paul B. Toms, Jr.                 Chairman, Chief Executive Officer and         February 21, 2001
---------------------------------        Director
       Paul B. Toms, Jr.                 (Principal Executive Officer)

/s/    Douglas C. Williams               President, Chief Operating Officer and
---------------------------------        Director
       Douglas C. Williams                                                             February 21, 2001

/s/    E. Larry Ryder                    Executive Vice President - Finance and        February 21, 2001
---------------------------------        Administration and Director
       E. Larry Ryder                    (Principal Financial and Accounting Officer)


/s/    Henry P. Long,  Jr.               Senior Vice President - Merchandising and     February 21, 2001
---------------------------------        and Design and Director
       Henry P. Long, Jr.

/s/    J. Clyde Hooker, Jr.              Director and Chairman Emeritus                February 21, 2001
---------------------------------
       J. Clyde Hooker, Jr.

/s/    W. Christopher Beeler, Jr.        Director                                      February 21, 2001
---------------------------------
       W. Christopher Beeler, Jr.

/s/    John L. Gregory III               Director                                      February 21, 2001
---------------------------------
       John L. Gregory III

/s/    Irving M. Groves, Jr.             Director                                      February 21, 2001
---------------------------------
       Irving M. Groves, Jr.

/s/    A. Frank Hooker, Jr.              Director                                      February 21, 2001
---------------------------------
       A. Frank Hooker, Jr.

/s/    L. Dudley Walker                  Director                                      February 21, 2001
---------------------------------
       L. Dudley Walker

                  HOOKER FURNITURE CORPORATION AND SUBSIDIARY
            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

Financial Statements
  Report of Independent Certified Public Accountants.............................................   F-2

  Consolidated Balance Sheets as of November 30, 2000 and 1999...................................   F-3

  Consolidated Statements of Income for each of the three fiscal years ended November 30, 2000...   F-4

  Consolidated Statements of Cash Flows for each of the three fiscal years ended
  November 30, 2000..............................................................................   F-5

  Consolidated Statements of Stockholders' Equity for each of the three fiscal years ended
  November 30, 2000..............................................................................   F-6

  Summary of Significant Accounting Policies.....................................................   F-7

  Notes to Consolidated Financial Statements.....................................................   F-8

Financial Statement Schedules

  Report on Financial Statement Schedule.........................................................   S-1

  Schedule II-Valuation and Qualifying Accounts for each of the three fiscal years
  ended November 30, 2000........................................................................   S-2

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Stockholders of
Hooker Furniture Corporation and Subsidiary
Martinsville, Virginia


We have audited the accompanying consolidated balance sheets of Hooker Furniture Corporation and subsidiary as of November 30, 2000 and 1999 and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended November 30, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hooker Furniture Corporation and subsidiary at November 30, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended November 30, 2000 in conformity with generally accepted accounting principles.


/S/BDO Seidman, LLP
-------------------



Richmond, Virginia
December 15, 2000

Consolidated
Balance Sheets (In thousands, including share data)      Hooker Furniture
--------------------------------------------------------------------------------
Corporation and Subsidiary
--------------------------

As of November 30,                                                                2000              1999
-----------------------------------------------------------------------------------------------------------
Assets
-----------------------------------------------------------------------------------------------------------

Current assets
     Cash, primarily interest-bearing deposits.........................       $    1,243         $     157
     Trade receivables, less allowance of $610 and $525................           31,019            26,599
     Inventories.......................................................           42,785            37,051
     Prepaid expenses and other........................................            1,963             2,408
                                                                              ----------         ---------
           Total current assets........................................           77,010            66,215

Property, plant and equipment, net.....................................           48,767            45,138
Other assets...........................................................            7,754             5,070
                                                                              ----------         ---------
   Total assets........................................................       $  133,531         $ 116,423
                                                                              ==========         =========

----------------------------------------------------------------------------------------------------------
Liabilities and Stockholders' Equity
----------------------------------------------------------------------------------------------------------

Current liabilities
     Trade accounts payable............................................       $    5,406         $   3,776
     Accrued salaries, wages and benefits..............................            6,470             5,387
     Other accrued expenses............................................            2,884             2,495
     Current maturities of long-term debt..............................            1,581
                                                                              ----------         ---------
          Total current liabilities....................................           16,341            11,658

Long-term debt.........................................................           27,919             7,000
Deferred liabilities...................................................            3,300             2,402
                                                                              ----------         ---------
     Total liabilities.................................................           47,560            21,060
                                                                              ----------         ---------

Common stock held by ESOP..............................................           10,412            10,129

Stockholders' equity
     Common stock, no par value, 10,000 shares authorized,
        7,617 shares issued and outstanding............................            2,605             2,418
     Unearned ESOP shares (1,761 shares)...............................          (22,009)
     Retained earnings.................................................           94,963            82,816
                                                                              ----------         ---------
         Total stockholders' equity....................................           75,559            85,234
                                                                              ----------         ---------
         Total liabilities and stockholders' equity....................       $  133,531         $ 116,423
                                                                              ==========         =========

See accompanying Summary of Significant Accounting Policies and Notes to Financial Statements.

Consolidated
Statements of Income (In thousands, except per share data)    Hooker Furniture
------------------------------------------------------------------------------
Corporation and Subsidiary
--------------------------

For The Year Ended November 30,                                                2000         1999            1998
------------------------------------------------------------------------------------------------------------------
Net sales....................................................                $250,828     $228,803        $206,084

Cost of sales................................................                 188,143      171,175         158,137
                                                                             --------     --------        --------

   Gross profit..............................................                  62,685       57,628          47,947

Selling and administrative expenses..........................                  39,738       34,094          31,034
                                                                             --------     --------        --------

   Operating income..........................................                  22,947       23,534          16,913

Other income (expense), net..................................                     (38)        (358)            114
                                                                             --------     --------        --------

   Income before taxes.......................................                  22,909       23,176          17,027

Income taxes.................................................                   7,995        8,881           6,241
                                                                             --------     --------        --------

   Net income................................................                $ 14,914     $ 14,295        $ 10,786
                                                                             ========     ========        ========

Earnings per share:
   Basic and diluted.........................................                $   2.06     $   1.87        $   1.40
                                                                             ========     ========        ========

Weighted average shares outstanding..........................                   7,257        7,636           7,692
                                                                             ========     ========        ========

See accompanying Summary of Significant Accounting Policies and Notes to Financial Statements.

Consolidated
Statements of Cash Flows  (In thousands)           Hooker Furniture Corporation and Subsidiary
----------------------------------------------------------------------------------------------
For The Year Ended November 30,                            2000        1999        1998
----------------------------------------------------------------------------------------------
Cash flows from operating activities:
    Cash received from customers.......................  $ 247,236   $ 226,185   $ 206,152
    Cash paid to suppliers and employees...............   (222,339)   (203,062)   (184,521)
    Income taxes paid, net.............................     (8,028)     (9,288)     (6,038)
    Interest paid, net.................................       (490)       (570)       (459)
                                                         ---------   ---------   ---------
       Net cash provided by operating activities.......     16,379      13,265      15,134
                                                         ---------   ---------   ---------

Cash flows from investing activities:
    Purchase of property, plant and equipment, net.....    (12,008)     (8,626)    (11,486)
    Acquisition of joint venture, net.................        (801)
                                                         ---------   ---------   ---------
       Net cash absorbed by investing activities.......    (12,809)     (8,626)    (11,486)
                                                         ---------   ---------   ---------
Cash flows from financing activities:
    Proceeds from long-term debt.......................     41,000       4,738       6,877
    Payments on long-term debt.........................    (18,500)     (9,800)     (4,800)
    Cash dividends paid................................     (2,484)     (2,290)     (2,152)
    Purchase and retirement of common stock............                   (755)       (775)
    Loan to ESOP for purchase of common stock..........    (22,500)
                                                         ---------   ---------   ---------
      Net cash absorbed by financing activities........     (2,484)     (8,107)       (850)
                                                         ---------   ---------   ---------

Net increase (decrease) in cash........................      1,086      (3,468)      2,798
Cash at beginning of year..............................        157       3,625         827
                                                         ---------   ---------   ---------
Cash at end of year....................................  $   1,243   $     157   $   3,625
                                                         =========   =========   =========

Reconciliation of net income to net cash provided by operating activities:

Net income.............................................  $  14,914   $  14,295   $  10,786
    Depreciation and amortization......................      6,689       4,988       4,900
    Non-cash ESOP cost.................................        678
    Loss on disposal of equipment......................        111
    Changes in assets and liabilities, net of effects
    from acquisition:
    Trade receivables..................................     (4,420)     (3,253)       (369)
    Inventories........................................     (5,734)     (1,239)     (2,337)
    Prepaid expenses and other assets..................        (18)       (528)       (853)
    Trade accounts payable.............................      1,630        (981)        582
    Other accrued expenses.............................      1,319          12       2,192
    Deferred liabilities...............................      1,210         (29)        233
                                                         ---------   ---------   ---------
    Net cash provided by operating activities..........  $  16,379   $  13,265   $  15,134
                                                         =========   =========   =========


See accompanying Summary of Significant Accounting Policies and Notes to Financial Statements.

Consolidated Statements
Of Stockholders' Equity (In thousands, except per share data)    Hooker Furniture Corporation and Subsidiary
------------------------------------------------------------------------------------------------------------
                                                                             Unearned
                                                            Common Stock       ESOP      Retained
                                                           Shares  Amount      Shares    Earnings
Balance at November 30, 1997......................         7,730   $2,454               $63,756

Net income........................................                                       10,786
Cash dividends on common stock ($0.28 per share)..                                       (2,152)
Increase in fair value of shares held by ESOP.....                                         (169)
Purchase and retirement of common stock...........           (59)     (19)                 (756)
                                                           -----   ------              --------
  Balance at November 30, 1998....................         7,671    2,435                71,465

Net income........................................                                       14,295
Cash dividends on common stock ($0.30 per share)..                                       (2,290)
Decrease in fair value of shares held by ESOP.....                                           84
Purchase and retirement of common stock...........           (54)     (17)                 (738)
                                                           -----   ------              --------
  Balance at November 30, 1999....................         7,617    2,418                82,816

Net income........................................                                       14,914
Cash dividends on common stock ($0.34 per share)..                                       (2,484)
Purchase of shares by ESOP........................                          $(22,500)
ESOP cost.........................................                    187        491
Increase in fair value of shares held by ESOP.....                                         (283)
                                                           -----   ------   --------   --------
  Balance at November 30, 2000....................         7,617   $2,605   $(22,009)   $94,963
                                                           =====   ======   ========   ========

See accompanying Summary of Significant Accounting Policies and Notes to Financial Statements.

Summary of
Significant Accounting Policies      Hooker Furniture Corporation and Subsidiary
--------------------------------------------------------------------------------

Nature of Business
The Company manufactures and imports household and office furniture for sale to wholesale and retail merchandisers located primarily throughout North America. The Company operates predominantly in one business segment. Substantially all revenues result from the sale of residential furniture products. Substantially all of the Company's trade accounts receivable are due from retailers in this market, which consists of a large number of entities with a broad geographical dispersion.

Certain items in the financial statements for periods prior to 2000 have been reclassified to conform to the 2000 method of presentation.

Consolidation
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Triwood. All material inter-company accounts and transactions have been eliminated upon consolidation.

Inventories
Inventories are stated at the lower of cost, using the last-in, first-out (LIFO) method, or market.

Property, Plant and Equipment
Property, plant and equipment is stated at cost, less allowances for depreciation. Provision for depreciation has been computed (generally by the declining balance method) at annual rates that will amortize the cost of the depreciable assets over their estimated useful lives.

Income Taxes
Deferred income taxes reflect the future tax consequences of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year end.

Fair Value of Financial Instruments
The carrying value for each of the Company's financial instruments (consisting of cash, accounts receivable, accounts payable and accrued salaries) approximates fair value because of the short-term nature of those instruments. The fair value of the Company's industrial development revenue bonds and term loan is estimated based on the quoted market rates for similar debt with remaining maturity. At November 30, 2000, the carrying value of the industrial revenue bonds and term loan approximated fair value.

Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported period. Actual results could differ from those estimates.

Revenue Recognition
Sales are recognized when products are shipped to customers. Substantially all of the Companys trade accounts receivable are from customers in the retail furniture industry. Management periodically performs credit evaluations of its customers and generally does not require collateral. The Company uses credit insurance to minimize the risk on certain accounts.

Summary Of Significant
Accounting Policies - Continued      Hooker Furniture Corporation and Subsidiary
--------------------------------------------------------------------------------

Long-Lived Assets
Long-lived assets, such as property, plant and equipment, are evaluated for impairment when events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable through the estimated undiscounted future cash flows from the use of those assets. When any such impairment exists, the related assets will be written down to fair value. No impairment losses have been recorded through November 30, 2000.

Earnings Per Share
Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilutive effect of securities that could share in earnings of the Company. Unallocated ESOP shares are not considered outstanding for purposes of calculating basic and diluted earnings per share. At November 30, 2000, there were no securities that had a dilutive effect. Earnings per share has been computed based upon the weighted average number of common shares outstanding during the year.

Accounting Pronouncements
In June 1998, the Financial Accounting Standards Board (the "FASB") issued Statements of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"), which establishes accounting and reporting standards for derivative instruments. SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In June 2000, the FASB issued SFAS No. 138 Accounting for Derivative Instruments and Hedging Activities ("SFAS 138"), an amendment of SFAS 133, addressing a number of issues contained therein. SFAS 133 and SFAS 138 are effective for all fiscal quarters of fiscal years beginning after June 15, 2000, and require application prospectively. Management believes that the adoption of SFAS 133 and SFAS 138 will not have a material impact on the Company's financial statements.


Notes To Consolidated Financial Statements
(Dollar amounts except per share amounts in tables or text, in thousands unless
-------------------------------------------------------------------------------
otherwise indicated)
--------------------

NOTE 1 - INVENTORIES
                                                            November 30,
                                                        2000           1999
Finished furniture......................               $38,408       $31,673
Furniture in process....................                 2,647         1,665
Materials and supplies..................                12,883        13,244
                                                       -------       -------
  Inventories at FIFO...................                53,938        46,582
Reduction to LIFO basis.................                11,153         9,531
                                                       -------       -------
  Inventories...........................               $42,785       $37,051
                                                       =======       =======

If the first-in, first-out (FIFO) method had been used in valuing all inventories, net income would have been $15,970, $14,459 and $11,357 for the years ended November 30, 2000, 1999 and 1998, respectively.

Notes To Consolidated
Financial Statements - Continued     Hooker Furniture Corporation and Subsidiary
--------------------------------------------------------------------------------

NOTE 2 - PROPERTY, PLANT AND EQUIPMENT

                                                           Depreciable                 November 30,
                                                         Lives (In years)          2000            1999
Buildings...........................................        15 - 40              $ 43,285       $ 40,047
Machinery and equipment.............................         8 - 20                43,032         40,888
Furniture and fixtures..............................         5 - 10                13,495          6,323
Other...............................................         3 - 30                 2,927          5,894
                                                                                 --------       --------
  Total depreciable property at cost................                              102,739         93,152
Accumulated depreciation............................                              (55,258)       (49,385)
                                                                                 --------       --------
  Total depreciable property, net...................                               47,481         43,767
Land................................................                                1,286          1,371
                                                                                 --------       --------
  Property, plant and equipment, net................                             $ 48,767       $ 45,138
                                                                                 ========       ========

NOTE 3 - LONG-TERM DEBT

                                                                                                        November 30,
                                                                                                    2000           1999
Term loan, variable rate (7.0% at November 30, 2000) unsecured, interest
   and principal payable quarterly.............................................                    $ 22,500
Industrial development revenue bonds issued in 1996, secured by a $7 million letter of credit, maturing annually from 2004 through 2006 with a variable
   interest rate (4.4% at November 30, 2000)...................................                       7,000       $  7,000
                                                                                                   --------       --------
                                                                                                     29,500          7,000
Less current maturities........................................................                       1,581
                                                                                                   --------       --------
   Long-term debt..............................................................                    $ 27,919       $  7,000
                                                                                                   ========       ========

The Company has entered into interest rate swap agreements effectively providing a fixed interest rate of 4.71% on the industrial development revenue bonds through 2006, and 7.4% on the term loan through 2010. The notional principal values of the agreements are equal to the outstanding long-term debt balances. Differences between amounts paid and amounts received under the contracts are recognized in interest expense.

Annual debt service requirements are $1.6 million in 2001, $1.7 million in 2002, $1.8 million in 2003, $4.4 million in 2004, and $4.5 million in 2005.

The debt instruments contain, among other things, certain restrictions as to minimum tangible net worth, net equity ratio, current ratio, and debt coverage ratio. The Company was in compliance with these restrictions as of November 30, 2000.

The Company has aggregate available lines of credit of $25.0 million to fund its working capital needs as necessary, including an unsecured revolving line of credit that provides for borrowings of up to $10 million, at a variable interest rate (7.1% at November 30, 2000). The Company utilizes letters of credit issued against its lines of credit to collateralize imported inventory purchases. Outstanding letters of credit at November 30, 2000 were $6.0 million. As of November 30, 2000, $19.0 million of additional borrowings were available under these lines of credit.

Notes To Consolidated
Financial Statements - Continued     Hooker Furniture Corporation and Subsidiary
--------------------------------------------------------------------------------

NOTE 4 - EMPLOYEE BENEFIT PLANS

Salary Continuation Agreements

The Company maintains a salary continuation plan for certain management employees. These are un-funded agreements with all benefits paid out of the general assets of the Company when the employee retires. The amount of benefits to be paid is specified in each individual agreement. The accrued liabilities relating to this plan of $2.4 million and $2.3 million at November 30, 2000 and 1999, respectively, are included in "accrued salaries, wages and benefits" and "deferred liabilities." The cost of the plan recognized in the statements of income was $302 in 2000, $406 in 1999 and $218 in 1998.

Employee Stock Ownership Plan

The Company sponsors an employee stock ownership plan (the "ESOP") to provide retirement benefits for eligible employees by allowing them to share on a noncontributory basis in the growth of the Company, and allowing them to accumulate a beneficial ownership interest in the common stock of the Company. The ESOP covers substantially all employees.

Shares contributed to the ESOP are valued at fair market value as determined by an independent appraisal. Dividends paid on allocated shares held by the ESOP are charged to retained earnings. The Company is obligated under certain circumstances to repurchase shares held by the ESOP. Therefore the estimated value of the allocated ESOP shares is classified as "common stock held by ESOP" outside of stockholders' equity.

In September 2000, the ESOP completed a tender offer for 1.8 million shares of the Company's common stock at a price of $12.50 per share. In connection with the tender offer, the Company borrowed $22.5 million under a 10-year term loan, at an effective interest rate of approximately 7.4% per annum, and loaned the proceeds to the ESOP. The ESOP will repay the loan (the "ESOP loan") to the Company over a 25-year period with interest at 8.0% from dividends and employer contributions to the ESOP. The unamortized cost of the ESOP is reported in the balance sheet as "unearned ESOP shares". The Company will release shares to eligible employees over the 25-year period based on the annual principal and interest payments made by the ESOP on the ESOP Loan. Compensation expense is recorded for shares "committed to be released" to employees based on fair market value. The fair market value of unallocated shares at November 30, 2000 was $30.4 million. Through November 30, 2000, 603,583 shares were allocated to participants. The cost of the ESOP, including cash contributions and the fair market value of shares released, amounted to $1,187 in 2000, $798 in 1999, and $725 in 1998.

Employee Savings Plan

The Company sponsors the Employee's Savings Plan (the "Plan") covering substantially all employees. The Plan is a qualified 401(k) savings plan that is designed to permit employees of the Company to meet their savings goals and provide them with funds for retirement. A participant in the Plan may contribute an amount not less than 1%, nor more than 16% of their compensation. The Company will contribute 50% of the amount contributed by the participant, up to 6% of their compensation, as a matching contribution. Contributions to the Plan by the Company amounted to $675 in 2000, $667 in 1999 and $571 in 1998.

Notes To Consolidated
Financial Statements - Continued     Hooker Furniture Corporation and Subsidiary
--------------------------------------------------------------------------------

NOTE 5 - INCOME TAXES

The provision for income taxes:              For The Years Ended November 30,
                                                   2000       1999        1998
      Federal..............................      $7,085    $ 7,917     $ 5,483
      State................................         910        964         758
                                                 ------    -------   ---------
          Total............................      $7,995    $ 8,881     $ 6,241
                                                 ======    =======   =========

Deferred income tax assets (liabilities):                      November 30,
                                                              2000        1999
Assets
     Deferred compensation.................                $   929     $   869
     Inventory.............................                    103          90
     Investment in 50% owned subsidiary....                                217
     Allowance for bad debts...............                    115
     Employee benefits.....................                    143
     Other.................................                    150         109
                                                           -------   ---------
         Total deferred tax assets.........                  1,440       1,285
                                                           -------   ---------

Liabilities
     Property..............................                 (2,342)     (1,445)
     Allowance for bad debts...............                                (35)
     Other.................................                    (75)
                                                           -------   ---------
         Total deferred tax liabilities....                 (2,417)     (1,480)
                                                           -------   ---------
Net deferred tax liability.................                $  (977)    $  (195)
                                                           =======   =========

The net deferred tax liability is included in the balance sheets under "deferred liabilities."

The effective tax rate on income before taxes differed from the federal statutory tax rate. The following table reconciles the federal statutory rate with the effective rate:

                                                                   For The Years Ended November 30,
                                                                   2000          1999         1998
Income taxes at statutory rate...............................      35.0%         35.0%        35.0%
Increase (decrease) in tax rate resulting from:
    State taxes, net of federal benefit......................       2.6           2.7          2.5
    Federal tax rate differential due to lower tax brackets..                                 (0.2)
    Other....................................................      (2.7)          0.6         (0.7)
                                                                   ----          ----         ----
       Effective income tax rate.............................      34.9%         38.3%        36.6%
                                                                   ====          ====         ====

NOTE 6 - INVESTMENT IN SUBSIDIARY

On June 30, 2000, the Company acquired all of the outstanding shares of Triwood, Inc. ("Triwood"), a joint venture in which the Company had been a 50% shareholder, for an aggregate consideration of $1.9 million. Triwood formerly produced particleboard for furniture manufacturing. During 1998, the joint venture was cited by the Environmental Protection Agency ("EPA") for a violation of certain regulations under the Clean Air Act Amendments of 1990. The joint

Notes To Consolidated
Financial Statements - Continued     Hooker Furniture Corporation and Subsidiary
--------------------------------------------------------------------------------

venture members determined that the cost of modification to the plant to come into compliance, together with other needed capital improvements, would be prohibitive and the joint venture elected to cease operations in November 1998. The purchase price includes the assumption of the first $100,000 of liability, if any, related to the 1998 EPA citation. Pursuant to an indemnification agreement, the two joint venture members will share equally, any liability in excess of $100,000. Based upon its most recent information, management does not believe the liability, if any, will be material to the consolidated financial statements.

The acquisition has been accounted for using the purchase method of accounting, and, accordingly, the purchase price, which approximated the fair values of net assets acquired, has been allocated to the assets purchased (primarily land, building, and deferred tax assets) and the liabilities assumed based upon their fair values at the date of acquisition. Prior to the acquisition, the joint venture had been accounted for by the equity method. At November 30, 1999 the Company's net realizable value of its investment in the joint venture of $2.1 million was included on "other assets". Subsequent to the acquisition the Company has operated its import furniture business as a wholly-owned subsidiary through Triwood.

Effective June 1, 1999, the joint venture entered into a lease for the land and building owned by the joint venture with a third party lessee. The lease term is for two years with an option to purchase for $2.7 million. The option was exercised on November 30, 2000 and the sale is scheduled to close prior to May 31, 2001.


NOTE 7 - COMMON STOCK

Subsequent to November 30, 1999, the Board of Directors approved a two-for-one stock split, effected in the form of a 100% stock dividend. The record date for the split was January 10, 2000, and the dividend was distributed to stockholders on January 31, 2000. All share and per share data in the financial statements has been adjusted to reflect the split.

NOTE 8 - QUARTERLY DATA (Unaudited)
                                                    Fiscal Quarter
                                         First    Second    Third     Fourth
2000
Net sales............................. $ 56,624  $ 66,399  $ 61,576  $ 66,229
Gross profit..........................   14,115    17,203    16,237    15,130
Net income............................    3,169     4,434     4,129     3,182
Basic and diluted earnings per share..     0.42      0.58      0.54      0.52

1999
Net sales............................. $ 52,789  $ 59,589  $ 54,577  $ 61,848
Gross profit..........................   13,390    15,297    13,255    15,686
Net income............................    3,386     4,080     3,082     3,747
Basic and diluted earnings per share..     0.44      0.53      0.40      0.49

The quarterly data reflects the effect of certain reclassification adjustments made between "net sales", "cost of sales", and "selling and administrative expenses" to conform with the current method of presentation.

Earnings per share for each quarter is derived using the weighted average effect of shares outstanding during the quarter. Earnings per share for the year reflects the weighted average effect of shares outstanding on an annual basis. Consequently, the sum of earnings per share for the quarters may not equal earnings per share for the full year.

                    REPORT ON FINANCIAL STATEMENT SCHEDULE

The audits referred to in our report dated December 15, 2000, relating to the consolidated financial statements of Hooker Furniture Corporation and Subsidiary, which are contained in Item 8 of this Form 10-K included the audits of the financial statement schedule listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statement schedule based upon our audits.

In our opinion such financial statement schedule presents fairly, in all material respects, the information set forth therein.



/S/BDO Seidman, LLP


Richmond, Virginia
December 15, 2000

                  HOOKER FURNITURE CORPORATION AND SUBSIDIARY
         SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS (In thousands)
          For Each of the Three Fiscal Years Ended November 30, 2000

                                                           Balance at   Charged to                     Balance
                                                           Beginning    Costs and                     at End of
Year               Description                             of Period    Expenses     Deductions (1)    Period
2000    Allowance for doubtful accounts...............        $525        $736           $651           $610

1999    Allowance for doubtful accounts...............         500         387            362            525

1998    Allowance for doubtful accounts...............         500         353            353            500

(1) Uncollectible receivables written off, net of recoveries.

                                 EXHIBIT INDEX

Exhibit     Description
-------     -----------

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

 4.1        Amended and Restated Articles of Incorporation of the Company (See
            Exhibit 3.1).

 4.2 Articles of Amendment to Amended and Restated Articles of Incorporation of the Company (See Exhibit 3.2).

 4.3        Bylaws of the Company (See Exhibit 3.3).

 4.4 Term Loan Agreement, dated September 18, 2000, between the Company and Suntrust Bank (including related Term Note and Negative Pledge Agreement). *

            Pursuant to Regulation S-K, Item 601(b)(4)(iii), instruments evidencing long-term debt less than 10% of the Company's total assets have been omitted and will be furnished to the Securities and Exchange Commission upon request.

10.1 Lease dated August 3, 2000, between International Home Furnishings Center and the Company. *

10.2        Form of Salary Continuation Agreement (incorporated by reference to
            Exhibit 10.3 to the Company's Registration Statement on Form 10 (Commission File No. 000-25349)). **

10.3        Form of Split Dollar Agreement (incorporated by reference to Exhibit
            10.4 to the Company's Registration Statement on Form 10 (Commission File No. 000-25349)). **

10.4 Commitment Letter for line of credit ("BB&T Line of Credit") and related Promissory Note dated June 5, 1998 between Branch Banking & Trust Company and the Company (incorporated by reference to Exhibit
            10.4 of the Company's Form 10-K (Commission File No. 000-25349) for the fiscal year ended November 30, 1999).

10.5 Commitment Letter dated March 23, 1999 between Branch Banking & Trust Company and the Company renewing the BB&T Line of Credit (incorporated by reference to Exhibit 10.5 of the Company's Form 10-K (Commission File No. 000-25349) for the fiscal year ended November 30, 1999).

10.6 Term Loan Agreement, dated September 18, 2000, between the Company and Suntrust Bank (including related Term Note and Negative Pledge Agreement) (See Exhibit 4.4).

10.7 Credit Agreement, dated as of September 18, 2000, between the Company and the Hooker Furniture Corporation Employee Stock Ownership Plan Trust (including related Non-Recourse Promissory Note and Stock Pledge Agreement). *

21          List of Subsidiaries
                   Triwood, Inc., a Virginia Corporation.

_________
 *Filed herewith.
**Management contract or compensatory plan.