Form 10-Q
period 2001-02-28
HOOKER FURNITURE CORP
filed 2001-03-29
CIK 1077688

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-Q
(Mark One)

   X      Quarterly report pursuant to Section 13 or 15(d) of the Securities
   ----
                              Exchange Act of 1934

              For the quarterly period ended February 28, 2001 or
                                             -----------------

Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act
                                    of 1934

            For the transition period from __________ to __________.

                       Commission file number 000-25349.

                          HOOKER FURNITURE CORPORATION
                          ----------------------------
             (Exact name of registrant as specified in its charter)

                   Virginia                     54-0251350
     -------------------------------        --------------
     (State or other jurisdiction of         (IRS Employer
     incorporation or organization)       Identification No.)

            440 East Commonwealth Boulevard Martinsville, VA  24112
            --------------------------------------------------------
               (Address of principal executive offices, Zip Code)

                                  (540) 632-2133
                          -----------------------------
                        (Registrant's telephone number,
                              including area code)


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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of March 26, 2001.

              Class                             Number
              -----                             ------
  Common Stock, no par value                 7,617,298 Shares

                         PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                         HOOKER FURNITURE CORPORATION
                                BALANCE SHEETS
                     (In thousands, including share data)

                                                           (Unaudited)
                                                           February 28,   November 30,
                                                                2001           2000

Assets
Current assets
 Cash, primarily interest-bearing deposits.............      $  2,021       $  1,243
 Trade receivables, less allowances of $620 and $525...        28,358         31,019
 Inventories...........................................        39,006         42,785
 Prepaid expenses and other............................         2,109          1,963
                                                             --------       --------
     Total current assets..............................        71,494         77,010
Property, plant and equipment, net.....................        49,652         48,767
Other assets...........................................         7,753          7,754
                                                             --------       --------
                                                             $128,899       $133,531
                                                             ========       ========

Liabilities and Stockholders' Equity
Current liabilities
  Trade accounts payable...............................      $  1,749       $  5,406
  Accrued salaries, wages and benefits.................         3,831          6,470
  Other accrued expenses...............................         2,378          2,884
   Current maturities of long-term debt................         1,877          1,581
                                                             --------       --------
    Total current liabilities..........................         9,835         16,341
Long-term debt.........................................        27,646         27,919
Deferred liabilities...................................         3,224          3,300
                                                             --------       --------
 Total liabilities.....................................        40,705         47,560
                                                             --------       --------

Common stock held by ESOP..............................        10,289         10,412

Stockholders' Equity
Common stock, no par value, 10,000 shares authorized,
 7,617 shares issued and outstanding...................         2,684          2,605
Unearned ESOP shares (1,741 and 1,761 shares)..........       (21,759)       (22,009)
Retained earnings......................................        96,980         94,963
                                                             --------       --------
 Total stockholders' equity............................        77,905         75,559
                                                             --------       --------
                                                             $128,899       $133,531
                                                             ========       ========

    The accompanying notes are an integral part of the financial statements.

                          HOOKER FURNITURE CORPORATION
                              STATEMENTS OF INCOME
                                   (Unaudited)
                      (In thousands, except per share data)


                                              Three Months Ended
                                          February 28,  February 29,
                                             2001          2000

Net sales............................       $55,924       $56,680

Cost of sales........................        42,324        42,438
                                            -------       -------

    Gross profit.....................        13,600        14,242

Selling and administrative expenses..         9,461         9,082
                                            -------       -------

    Operating income.................         4,139         5,160

Other expense, net...................           200            50
                                            -------       -------

     Income before taxes.............         3,939         5,110

 Income taxes........................         1,496         1,941
                                            -------       -------

     Net income......................       $ 2,443       $ 3,169
                                            =======       =======

Earnings per share:
     Basic and diluted...............          $.42          $.42
                                            =======       =======
Weighted average shares outstanding..         5,857         7,617
                                            =======       =======



    The accompanying notes are an integral part of the financial statements.

                          HOOKER FURNITURE CORPORATION
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                                         Three Months Ended
                                                                      February 28,    February 29,
                                                                          2001           2000
Cash flows from operating activities:
  Cash received from customers..............................            $ 58,867       $ 55,603
  Cash paid to suppliers and employees......................             (53,466)       (54,729)
  Income taxes paid, net....................................              (1,065)          (492)
  Interest paid, net........................................                (417)          (106)
                                                                        --------       --------
    Net cash provided by operating activities...............               3,919            276
                                                                        --------       --------

Cash flows from investing activities:
  Purchase of property, plant and equipment, net............              (2,615)        (3,770)
                                                                        --------       --------
    Net cash absorbed by investing activities...............              (2,615)        (3,770)
                                                                        --------       --------

Cash flows from financing activities:
  Proceeds from long-term debt..............................               2,500          5,500
  Payments on long-term debt................................              (2,477)
  Cash dividends paid.......................................                (549)          (648)
                                                                        --------       --------
    Net cash provided (absorbed) by financing activities....                (526)         4,852
                                                                        --------       --------

Net increase in cash........................................                 778          1,358
Cash at beginning of year...................................               1,243            157
                                                                        --------       --------
Cash at end of period.......................................            $  2,021       $  1,515
                                                                        ========       ========

Reconciliation of net income to net cash provided
   by operating activities:
   Net income...............................................            $  2,443       $  3,169
   Adjustments to reconcile net income to net
      cash provided by operating activities:
         Depreciation and amortization......................               1,730          1,342
         Non-cash ESOP cost.................................                 329
         Gain on disposal of property, plant and equipment..                                 (2)
        Changes in assets and liabilities:
            Trade receivables...............................               2,661         (1,285)
            Inventories.....................................               3,779         (1,431)
            Prepaid expenses and other assets...............                (145)           347
            Trade accounts payable..........................              (3,657)        (2,065)
            Other accrued expenses..........................              (3,145)           223
            Deferred liabilities............................                 (76)           (22)
                                                                        --------       --------
    Net cash provided by operating activities...............            $  3,919       $    276
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

                         HOOKER FURNITURE CORPORATION
                         NOTES TO FINANCIAL STATEMENTS
                (In thousands, except share and per share data)

1.      Preparation of Interim Financial Statements

The financial statements of Hooker Furniture Corporation (referred to as "Hooker" or the "Company") have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC"). In the opinion of management, these statements include all adjustments necessary for a fair presentation of the results of all interim periods reported herein. All such adjustments are of a normal recurring nature. Certain information and footnote disclosures prepared in accordance with generally accepted accounting principles
are condensed or omitted pursuant to SEC rules and regulations.   However,
management believes that the disclosures made are adequate for a fair presentation of results of operations and financial position. Operating results for the interim periods reported herein may not be indicative of the results expected for the year. These financial statements should be read in conjunction with the financial statements and accompanying notes included in Hooker's Annual Report on Form 10K for the fiscal year ended November 30, 2000.

Certain items in the financial statements for periods prior to 2001 have been reclassified to conform to the 2001 method of presentation.

 2.    Inventories

                                  (Unaudited)
                                  February 28,   November 30,
                                      2001           2000
     Finished furniture.......       $33,877        $38,408
     Furniture in process.....         2,460          2,647
     Materials and supplies...        14,048         12,883
                                     -------        -------
                                      50,385         53,938
     Reduction to LIFO basis..        11,379         11,153
                                     -------        -------
                                     $39,006        $42,785
                                     =======        =======

3.   Property, Plant and Equipment

                                                   (Unaudited)
                                                   February 28,   November 30,
                                                        2001           2000
     Buildings.................................      $ 43,494       $ 43,285
     Machinery and equipment ..................        47,888         46,235
     Office fixtures and equipment.............        10,888         10,292
     Construction in progress and other........         3,084          2,927
                                                     --------       --------
       Property, plant and equipment, at cost..       105,354        102,739
       Less accumulated depreciation ..........        56,988         55,258
                                                     --------       --------
                                                       48,366         47,481
     Land......................................         1,286          1,286
                                                     --------       --------
                                                     $ 49,652       $ 48,767
                                                     ========       ========

4.   Long-Term Debt

                                        (Unaudited)
                                        February 28,  November 30,
                                            2001          2000
Term loan..........................       $22,023       $22,500
Industrial revenue bonds due 2006..         7,000         7,000
Revolving line of credit...........           500
                                          -------       -------
                                           29,523        29,500
Less current maturities............         1,877         1,581
                                          -------       -------
                                          $27,646       $27,919
                                          =======       =======


                          HOOKER FURNITURE CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations - First Quarter 2001 Compared to First Quarter 2000

Net sales decreased $756,000 or 1.3% for the three-month period ended February 28, 2001, from the comparable 2000 period. Unit volume in the 2001 period approximated the year ago period but average selling prices declined as the Company became more aggressive in discounting its products in response to the slower business environment.

Gross profit margin declined to 24.3% in the 2001 period compared to 25.1% for the three-month period ended February 29, 2000, principally due to heavier promotional discounting in the current year period. During the first quarter of 2001, the Company cut production schedules at all of its factories to 35 hours per week in order to reduce inventories and better match the incoming order rate. The Company reduced inventory levels by $3.8 million during the three months since November 30, 2000, while improving delivery times to customers. The Company expects to continue reducing inventory levels during the second quarter as well.

Selling and administrative expenses increased $379,000 to $9.5 million during the first quarter ended February 28, 2001 from the comparable 2000 period. During the 2001 period, the Company incurred higher depreciation expense for new technology placed in service last year, additional expenses related to the addition of 14,000 square feet to its High Point, NC showroom space that will debut at the upcoming April 2001 international furniture market, and higher advertising costs. These cost increases were partially offset by cost reductions in other areas of the business. As a percentage of net sales, selling and administrative expenses increased to 16.9% in the 2001 period from 16.0% in the comparable 2000 period.

As a result of the above, operating income decreased to 7.4% of net sales in the 2001 period from 9.1% in the comparable 2000 period.

The Company's effective tax rate was 38.0% in both first quarter periods.

Financial Condition, Liquidity and Capital Resources

As of February 28, 2001, assets totaled $128.9 million, down from $133.5 million at November 30, 2000. Stockholders' equity at February 28, 2001, was $77.9 million, rising from $75.6 million at November 30, 2000. The Company's long-term debt, including current maturities, was $29.5 million at February 28, 2001 and November 30, 2000. Working capital increased to $61.7 million as of February 28, 2001 from $60.7 million at the end of the 2000 period, reflecting the Company's improved cash position and lower levels of accounts payable and accrued expenses. Incoming orders slowed slightly during the first quarter as furniture retailers felt the impact of unstable financial markets and declining consumer confidence. The Company expects shipments during the fiscal second quarter of 2001 to approximate or reflect a slight decline from the strong second quarter experienced in 2000, but remains guardedly optimistic about improved business prospects for the second half of the year. Production schedules are expected to remain at 35 hours per week through April 2001. The Company will evaluate the need for further reduced work schedules prior to the end of April, but does not expect work schedules to fall below 35 hours per week.

During the three-month period ended February 28, 2001, cash generated from operations ($3.9 million) funded capital expenditures ($2.6 million), an increase in available cash ($778,000), and dividend payments ($549,000). During the comparable 2000 period, cash generated from operations ($276,000) and borrowings from the Company's revolving credit line ($5.5 million) funded

Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued


capital expenditures ($3.8 million), an increase in available cash ($1.4 million) and dividend payments ($648,000).

Cash generated from operations of $3.9 million during the 2001 period increased from $276,000 in the comparable 2000 period. Higher levels of cash received from customers ($3.3 million), resulting in lower trade receivables, and lower payments to suppliers and employees ($1.3 million) resulting from reduced production schedules and lower inventory levels were partially offset by higher tax and interest payments (increases of $573,000 and $311,000, respectively) in the 2001 period compared with the prior year quarter.

Investing activities consumed $2.6 million during the 2001 period compared to $3.8 million in the comparable 2000 period. Capital expenditures were higher in the 2000 period as the Company completed the addition to its Central Distribution Center and continued its construction of raw lumber grading, storage and drying facilities at the Maiden, North Carolina plant.

The Company used cash of $526,000 (principally dividend payments) for financing activities in the 2001 period compared to generating cash of $4.9 million from financing activities in the 2000 period. During the 2000 period, the Company borrowed $5.5 million from its revolving line of credit to fund capital expenditures ($3.8 million), dividend payments ($648,000) and an increase in available cash ($1.4 million). In December 2000, the Company declared a quarterly dividend of $.085 per share that was paid in February 2001.

At February 28, 2001, the Company had $9.3 million available under its revolving line of credit (net of $206,000 of outstanding letters of credit) and $6.1 million of availability under additional lines of credit to fund working capital needs. The Company believes it has the financial resources needed to meet business requirements in the foreseeable future, including capital expenditures for the expansion of manufacturing capacity, working capital requirements, and the Company's dividend program.

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

Item 3.    Quantitative And Qualitative Disclosures About Market Risk

The Company's obligations under its lines of credit, industrial revenue bonds, and term loan bear interest at variable rates. The Company has entered into interest rate swap agreements that, in effect, fix the rate of interest on the industrial revenue bonds at 4.71% through 2006 and on the term loan at 7.4% through 2010. At February 28, 2001, the Company had $500,000 outstanding under its lines of credit. A 10% fluctuation in market interest rates would not have a material impact on the Company's results of operations or financial condition.

                          HOOKER FURNITURE CORPORATION

                          PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

  (a)  Exhibits

None

  (b)  Reports on Form 8-K

Form 8-K filed December 20, 2000, announcing the retirement of J. Clyde Hooker, Jr. as Chief Executive Officer and Chairman of the Board and the promotions of Paul B. Toms, Jr. to Chief Executive Officer and Chairman of the Board, Douglas
C. Williams to President and Chief Operating Officer, and E. Larry Ryder to Executive Vice President - Finance and Administration.

                                SIGNATURE

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               HOOKER FURNITURE CORPORATION


Date: March 28, 2001           By: /s/  E. Larry Ryder
                                   -------------------------
                                   E. Larry Ryder
                                   Executive Vice President -
                                   Finance and Administration
                                   (Principal Financial and Accounting Officer)