Form 10-Q
period 2001-05-31
HOOKER FURNITURE CORP
filed 2001-07-12
CIK 1077688

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549
                                   FORM 10-Q
(Mark One)

     X    Quarterly report pursuant to Section 13 or 15(d) of the Securities
    ---   Exchange Act of 1934


                For the quarterly period ended May 31, 2001 or
                                               ------------


    ___ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                 For the transition period from ____ to ____.

                       Commission file number 000-25349.

                         HOOKER FURNITURE CORPORATION
                         ----------------------------
            (Exact name of registrant as specified in its charter)

            Virginia                                          54-0251350
   -----------------------------                            --------------
  (State or other jurisdiction of                           (IRS Employer
   incorporation or organization)                        Identification No.)

            440 East Commonwealth Boulevard, Martinsville, VA 24112
            --------------------------------------------------------
               (Address of principal executive offices, Zip Code)

                                (540) 632-2133
                         ----------------------------
                        (Registrant's telephone number,
                             including area code)


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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of July 9, 2001.

                    Class                               Number
                    -----                               ------
         Common Stock, no par value               7,617,298 Shares

                        PART I.  FINANCIAL INFORMATION
                        ------------------------------


Item 1. Financial Statements

                         HOOKER FURNITURE CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                     (In thousands, including share data)

                                                        (Unaudited)
                                                          May 31,   November 30,
                                                           2001         2000
Assets
Current assets
  Cash, primarily interest-bearing deposits............  $   7,679    $   1,243
  Trade receivables, less allowances of $630 and $525..     25,727       31,019
  Inventories..........................................     37,266       42,785
  Income tax recoverable...............................      1,623          458
  Prepaid expenses and other...........................      3,448        1,505
                                                         ---------    ---------
     Total current assets..............................     75,743       77,010
Property, plant and equipment, net.....................     49,851       48,767
Other assets...........................................      5,043        7,754
                                                         ---------    ---------
                                                         $ 130,637    $ 133,531
                                                         =========    =========

Liabilities and Stockholders' Equity
Current liabilities
  Trade accounts payable...............................  $   3,146    $   5,406
  Accrued salaries, wages and benefits.................      4,087        6,470
  Other accrued expenses...............................      2,375        2,884
  Current maturities of long-term debt.................      2,157        1,581
                                                         ---------    ---------
     Total current liabilities.........................     11,765       16,341
Long-term debt.........................................     26,434       27,919
Deferred liabilities...................................      3,225        3,300
                                                         ---------    ---------
  Total liabilities....................................     41,424       47,560
                                                         ---------    ---------

Common stock held by ESOP..............................     10,521       10,412

Stockholders' Equity
Common stock, no par value, 10,000 shares authorized,
  7,617 shares issued and outstanding..................      2,741        2,605
Unearned ESOP shares (1,727 and 1,761 shares)..........    (21,583)     (22,009)
Retained earnings......................................     97,534       94,963
                                                         ---------    ---------
  Total stockholders' equity...........................     78,692       75,559
                                                         ---------    ---------
                                                         $ 130,637    $ 133,531
                                                         =========    =========

   The accompanying notes are an integral part of the financial statements.

                         HOOKER FURNITURE CORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)
                     (In thousands, except per share data)

                                                                    Three Months           Six Months
                                                                    Ended May 31,         Ended May 31,
                                                                   2001       2000       2001       2000
Net sales..................................................      $ 55,578   $ 66,495   $111,502   $123,175

Cost of sales..............................................        42,948     49,126     85,272     91,564
                                                                 --------   --------   --------   --------

     Gross profit..........................................        12,630     17,369     26,230     31,611

Selling and administrative expenses........................        10,247     10,163     19,709     19,245
                                                                 --------   --------   --------   --------

     Operating income......................................         2,383      7,206      6,521     12,366

Other income, net..........................................           330        146        635        221

Interest expense...........................................           509        201      1,013        326
                                                                 --------   --------   --------   --------

     Income before taxes...................................         2,204      7,151      6,143     12,261

Income taxes...............................................           836      2,717      2,332      4,658
                                                                 --------   --------   --------   --------
     Net income............................................      $  1,368   $  4,434   $  3,811   $  7,603
                                                                 ========   ========   ========   ========

Earnings per share:

     Basic and diluted.....................................      $    .23   $    .58   $    .65   $   1.00
                                                                 ========   ========   ========   ========

     Weighted average shares outstanding...................         5,877      7,617      5,867      7,617
                                                                 ========   ========   ========   ========

   The accompanying notes are an integral part of the financial statements.

                         HOOKER FURNITURE CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                (In thousands)

                                                                                   Six Months
                                                                                  Ended May 31,
                                                                                2001         2000
Cash flows from operating activities:
   Cash received from customers.........................................     $ 117,356    $ 120,875
   Cash paid to suppliers and employees.................................      (102,548)    (110,165)
   Income taxes paid, net...............................................        (3,497)      (4,699)
   Interest paid, net...................................................          (887)        (326)
                                                                             ---------    ---------
    Net cash provided by operating activities...........................        10,424        5,685
                                                                             ---------    ---------

Cash flows from investing activities:
   Purchase of property, plant and equipment............................        (4,680)      (6,946)
   Sale of property.....................................................         2,732            4
                                                                             ---------    ---------
    Net cash absorbed by investing activities...........................        (1,948)      (6,942)
                                                                             ---------    ---------

Cash flows from financing activities:
   Proceeds from long-term debt.........................................         2,500       16,000
   Payments on long-term debt...........................................        (3,409)     (11,000)
   Cash dividends paid..................................................        (1,131)      (1,294)
                                                                             ---------    ---------
    Net cash provided (absorbed) by financing activities................        (2,040)       3,706
                                                                             ---------    ---------

Net increase in cash....................................................         6,436        2,449
Cash at beginning of year...............................................         1,243          157
                                                                             ---------    ---------
Cash at end of period...................................................     $   7,679    $   2,606
                                                                             =========    =========

Reconciliation of net income to net cash provided
 by operating activities:
   Net income...........................................................     $   3,811    $   7,603
     Depreciation and amortization......................................         3,584        3,012
     Non-cash ESOP cost.................................................           562
     (Gain) loss on disposal of property................................           (20)          20
     Changes in assets and liabilities:
       Trade receivables................................................         5,292       (2,663)
       Inventories......................................................         5,519         (979)
       Income tax recoverable...........................................        (1,165)
       Prepaid expenses and other assets................................        (1,932)         508
       Trade accounts payable...........................................        (2,260)      (2,182)
       Other accrued expenses...........................................        (2,892)         318
       Deferred liabilities.............................................           (75)          48
                                                                             ---------    ---------
     Net cash provided by operating activities..........................     $  10,424    $   5,685
                                                                             =========    =========

    The accompanying notes are an integral part of the financial statements.

                         HOOKER FURNITURE CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (Dollar amounts in tables or text, in thousands unless
                             otherwise indicated)

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


2.   Inventories
                                                  (Unaudited)
                                                    May 31,       November 30,
                                                     2001             2000
     Finished furniture.......................     $35,220          $38,408
     Furniture in process.....................       1,362            2,647
     Materials and supplies...................      12,363           12,883
                                                   -------          -------
                                                    48,945           53,938
     Reduction to LIFO basis..................      11,679           11,153
                                                   -------          -------
                                                   $37,266          $42,785
                                                   =======          =======

 3.  Property, Plant and Equipment
                                                  (Unaudited)
                                                    May 31,       November 30,
                                                     2001             2000
     Buildings...............................     $ 43,715         $ 43,285
     Machinery and equipment.................       48,721           46,235
     Office fixtures and equipment...........       11,607           10,292
     Construction in progress and other......        3,141            2,927
                                                  --------         --------
         Property, plant and equipment,
          at cost............................      107,184          102,739
     Less accumulated depreciation...........       58,619           55,258
                                                  --------         --------
                                                    48,565           47,481
     Land....................................        1,286            1,286
                                                  --------         --------
                                                  $ 49,851         $ 48,767
                                                  ========         ========

4.   Long-Term Debt

                                                      (Unaudited)
                                                         May 31,    November 30,
                                                           2001         2000
     Term loan......................................     $21,591      $22,500
     Industrial revenue bonds due 2006..............       7,000        7,000
                                                         -------      -------
                                                          28,591       29,500
     Less current maturities........................       2,157        1,581
                                                         -------      -------
                                                         $26,434      $27,919
                                                         =======      =======

5.   Assets Held For Sale

On May 31, 2001, the Company's wholly-owned subsidiary, Triwood, Inc. ("Triwood"), sold land and a building that was being leased to a third party for $2.7 million in cash. The property had been leased with an option to purchase. The transaction did not have a material impact on results of operations or financial position. The Company continues to operate its import furniture business as a wholly-owned subsidiary through Triwood.

6.   Common Stock

In June 2001, the Company's Board of Directors authorized the repurchase of up to $3.0 million of the Company's common stock. These repurchases may be made from time to time in the open market, or in privately negotiated transactions, at prevailing market prices that the Company deems appropriate. Based on the market value of the common stock as of June 27, 2001, the authorization would allow the Company to repurchase approximately 4.6% of the 7.6 million shares outstanding, or 6.6% of the Company's outstanding shares excluding the 2.4 million shares held by the Company's ESOP.

                         HOOKER FURNITURE CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations - Second Quarter 2001 Compared to Second Quarter 2000

Net sales decreased $10.9 million or 16.4% to $55.6 million for the three-month period ended May 31, 2001 from the comparable 2000 period. Lower unit volume in domestically produced product lines was partially offset by increased unit volume in imported furniture. Average selling prices also declined during the 2001 period principally due to the mix of products sold.

Gross profit margin for the 2001 period decreased to 22.7% compared to 26.1% in the 2000 period. The decrease was due principally to higher raw material costs as a percentage of sales and an increased overhead absorption rate resulting from lower production levels, partially offset by the lower delivered cost of imported furniture. The Company's manufacturing facilities continued working a short, 35-hour weekly production schedule during the current-year second quarter. Production costs decreased in almost all categories, but not enough to completely offset the effect of lower volume. Inventories decreased $1.7 million during the second quarter 2001.

The Company expects to stay on a 35-hour weekly production schedule at all of its manufacturing facilities through the end of August 2001. Additionally, the Company's production facilities will be closed for one week in July for annually scheduled maintenance and also for one week in each of August and September to control inventory levels. Prior to the end of August, the Company will evaluate the need to adjust production work schedules beyond the first week of September.

Selling and administrative expenses increased $84,000 to $10.2 million during the second quarter ended May 31, 2001, from the comparable 2000 period. During the 2001 period, the Company incurred higher product sample costs, additional showroom expenses related to expansion, and higher depreciation expense, partially offset by decreases in selling expenses related to lower sales (principally sales commissions). As a percentage of net sales, selling and administrative expenses increased to 18.4% in the 2001 period from 15.3% in the comparable 2000 period principally as a result of lower net sales in the 2001 period.

As a result of the above, operating income decreased to 4.3% of net sales in the 2001 period from 10.8% in the comparable 2000 period.

Interest expense increased $308,000 to $509,000 during the 2001-second quarter from the comparable 2000 period. The increase was due to interest incurred on the September 2000 term loan entered into in connection with a tender offer by the Company's Employee Stock Ownership Plan ("ESOP") for 1.8 million shares of Hooker Furniture common stock.

The Company's effective tax rate approximated 38% in both second quarter periods.

Net income for the 2001-second quarter declined 69.1% to $1.4 million compared with $4.4 million in the strong 2000-second quarter. Earnings per share were $0.23 for the three-month period of 2001 compared with $0.58 in the prior year period.

Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued

Results of Operations - Six Months 2001 Compared to Six Months 2000

Net sales decreased $11.7 million or 9.5% to $111.5 million for the six-month period ended May 31, 2001 from the comparable 2000 period. Lower unit volume in domestically produced product lines was partially offset by increased unit volume in imported furniture. Average selling prices also declined during the 2001 period principally due to the mix of products sold and more aggressive promotional discounting.

Gross profit margin for the 2001 period decreased to 23.5% compared to 25.7% in the 2000 period. The decrease was due principally to higher raw material costs as a percentage of sales, an increased overhead absorption rate resulting from lower production levels, and heavier promotional discounting, partially offset by the lower delivered cost of imported furniture.

Selling and administrative expenses increased $464,000 to $19.7 million during the six-month period ended May 31, 2001, from the comparable 2000 period. During the 2001 period, the Company incurred higher product sample costs, additional showroom expenses related to expansion, higher depreciation expense, and higher advertising costs, partially offset by decreases in selling expenses related to lower sales (principally sales commissions). As a percentage of net sales, selling and administrative expenses increased to 17.7% in the 2001 period from 15.6% in the comparable 2000 period principally as a result of lower net sales in the 2001 period.

As a result of the above, operating income decreased to 5.8% of net sales in the 2001 period from 10.0% in the comparable 2000 period.

Interest expense increased $687,000 to $1.0 million during the 2001 six-month period from the comparable 2000 period. The increase was due to interest incurred on the September 2000 term loan entered into in connection with the tender offer by the Company's ESOP.

The Company's effective tax rate approximated 38% in both six-month periods.

Net income for the six-month period of 2001 declined 49.9% to $3.8 million from $7.6 million in the year ago period. Earnings per share were $0.65 for the six-month period of 2001 compared with $1.00 in the prior year period.

Financial Condition, Liquidity and Capital Resources

As of May 31, 2001, assets totaled $130.6 million, down from $133.5 million at November 30, 2000. Stockholders' equity at May 31, 2001, was $78.7 million, rising from $75.6 million at November 30, 2000. The Company's long-term debt, including current maturities, was $28.6 million at May 31, 2001 declining from $29.5 million at November 30, 2000. Working capital increased to $64.0 million as of May 31, 2001 from $60.7 million at the end of the 2000 period; reflecting the Company's improved cash position and lower current liabilities, net of reduced trade receivables and inventories. Incoming orders slowed considerably during the second quarter reflecting the deepening decline in business at retail. The Company expects shipments during the third quarter of fiscal 2001 to reflect a decline of 5-10% from the second quarter just ended (representing a decline of 14-19% from third-quarter 2000). With production schedules reduced to 35 hours per week through August 2001 and the planned week off in each of July, August, and September, management anticipates continued cost improvement and reductions in inventory levels through the first week of September 2001.

Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued

Financial Condition, Liquidity and Capital Resources - Continued

During the six-month period ended May 31, 2001, cash generated from operations ($10.4 million) and the sale of property ($2.7 million) funded an increase in available cash ($6.4 million), capital expenditures ($4.7 million), dividend payments ($1.1 million), and net repayments of long-term debt ($909,000). During the comparable 2000 period, cash generated from operations ($5.7 million) and net borrowings from the Company's revolving credit line ($5.0 million) funded capital expenditures ($6.9 million), an increase in available cash ($2.4 million) and dividend payments ($1.3 million).

Cash generated from operations of $10.4 million during the 2001 period increased from $5.7 million in the comparable 2000 period. Lower payments to suppliers and employees ($7.6 million) resulting from reduced production schedules and lower inventory levels, and lower tax payments ($1.2 million) attributed to lower taxable income levels, were partially offset by less cash received from customers ($3.5 million) resulting from lower sales, and higher interest payments ($561,000) principally on the term loan borrowed in September 2000.

Investing activities consumed $1.9 million during the 2001 period compared to $6.9 million in the comparable 2000 period. In May 2001, the Company's subsidiary, Triwood, Inc., sold land and a building that was being leased to a third party for $2.7 million in cash. Capital expenditures were higher in the 2000 period as the Company completed the addition to its Central Distribution Center and continued its construction of raw lumber grading, storage and drying facilities at the Maiden, North Carolina plant.

The Company used cash of $2.0 million (principally dividend payments) for financing activities in the 2001 period compared to generating cash of $3.7 million from financing activities in the 2000 period. During the 2000 period, the Company borrowed $5.0 million, net under its lines of credit and paid dividends of $1.3 million.

In June 2001, the Company's Board of Directors authorized the repurchase of up to $3.0 million of the Company's common stock (the "Stock Repurchase Program"). These repurchases may be made from time to time in the open market, or in privately negotiated transactions, at prevailing market prices that the Company deems appropriate. Based on the current market value of the common stock as of June 27, 2001, the authorization would allow the Company to repurchase approximately 4.6% of the 7.6 million shares outstanding, or 6.6% of the Company's outstanding shares excluding the 2.4 million shares held by the Company's ESOP.

At May 31, 2001, the Company had $9.8 million available under its revolving line of credit (net of $163,000 in outstanding letters of credit) and $10.6 million of availability under additional lines of credit to fund working capital needs. The Company believes it has the financial resources needed to meet business requirements for the foreseeable future including capital expenditures, working capital requirements, the Stock Repurchase Program, and dividends on the Company's common stock.

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

Item 3.  Quantitative And Qualitative Disclosures About Market Risk

The Company's obligations under its lines of credit, industrial revenue bonds, and term loan bear interest at variable rates. The Company has entered into interest rate swap agreements that, in effect, fix the rate of interest on the industrial revenue bonds at 4.71% through 2006 and on the term loan at 7.4% through 2010. No balance was outstanding under the Company's lines of credit as of May 31, 2001. A 10% fluctuation in market interest rates would not have a material impact on the Company's results of operations or financial condition.

                         HOOKER FURNITURE CORPORATION

                          PART II. OTHER INFORMATION


Item 4. Submission of Matters to a Vote of Security Holders

        On March 29, 2001, the Company held its Annual Meeting of Stockholders. At the meeting, the following business was transacted:

        Messrs. J. C. Hooker, Jr., Toms, Williams, Long, Ryder, Beeler,
Gregory, Groves, A. F. Hooker, Jr., and Walker were elected to serve as directors of the Company for a term of one year. The votes cast for the election of each Director were:

For - 6,708,950           Withheld - 2,749 (including abstentions and broker
                                           non-votes)

        The stockholders also ratified the selection of BDO Seidman, LLP as the Company's independent auditors. The votes cast were:

For - 6,698,300     Against - 3,099          Abstain - 10,300 (including broker
                                                              non-votes)

Item 5. Other Information

On June 29, 2001, the Company announced that its Board of Directors had authorized the repurchase of up to $3.0 million of the Company's common stock. These repurchases may be made from time to time in the open market, or in privately negotiated transactions, at prevailing market prices that the Company deems appropriate. Based on the then current market value of the common stock, the authorization would allow the Company to repurchase approximately 4.6% of the 7.6 million shares outstanding, or 6.6% of the Company's outstanding shares excluding the 2.4 million shares held by the Company's Employee Stock Ownership Plan.

The Company also announced that beginning in May 2001, the Company's common stock had been quoted on the OTC Bulletin Board (OTCBB) under the symbol "HOFT". The OTCBB is a regulated quotation service for subscribing members of the National Association of Securities Dealers that displays real-time quotes, last-sale prices, and volume information in over-the-counter (OTC) securities.

Item 6. Exhibits and Reports on Form 8-K

        (a)    Exhibits

               None.

        (b)    Reports on Form 8-K

               None.

                                   SIGNATURE
                                   ---------


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                HOOKER FURNITURE CORPORATION


Date: July 11, 2001             By: /s/ E. Larry Ryder
                                    -----------------------------
                                    E. Larry Ryder
                                    Executive Vice President -
                                    Finance and Administration
                                    (Principal Financial and Accounting Officer)