Form 10-Q
period 2001-08-31
HOOKER FURNITURE CORP
filed 2001-10-11
CIK 1077688

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549
                                   FORM 10-Q
(Mark One)

    X      Quarterly report pursuant to Section 13 or 15(d) of the Securities
  -----    Exchange Act of 1934

               For the quarterly period ended August 31, 2001 or
                                              ---------------


           Transition report pursuant to Section 13 or 15(d) of the Securities
  -----    Exchange Act of 1934

              For the transition period from            to           .
                                             ----------    ----------

                       Commission file number 000-25349.

                         HOOKER FURNITURE CORPORATION
                         ----------------------------
            (Exact name of registrant as specified in its charter)

                       Virginia                           54-0251350
         -------------------------------------       -------------------
           (State or other jurisdiction of              (IRS Employer
            incorporation or organization)           Identification No.)

            440 East Commonwealth Boulevard, Martinsville, VA  24112
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
                            YES   X              NO
                                -----               -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of October 8, 2001.

                 Class                                  Number
                 -----                                  ------
      Common Stock, no par value                   7,331,347 Shares

                        PART I.  FINANCIAL INFORMATION
                        ------------------------------


Item 1.  Financial Statements

                         HOOKER FURNITURE CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                     (In thousands, including share data)

                                                          (Unaudited)
                                                           August 31,    November 30,
                                                             2001           2000
Assets
Current assets
 Cash, primarily interest-bearing deposits.............    $  9,433       $  1,243
 Trade receivables, less allowances of $640 and $610...      25,213         31,019
 Inventories...........................................      34,899         42,785
 Income tax recoverable................................       1,324            458
 Prepaid expenses and other............................       3,581          1,505
                                                           --------       --------
   Total current assets................................      74,450         77,010
Property, plant and equipment, net.....................      49,742         48,767
Other assets...........................................       5,067          7,754
                                                           --------       --------
                                                           $129,259       $133,531
                                                           ========       ========

Liabilities and Stockholders' Equity
Current liabilities
 Trade accounts payable................................    $  2,375       $  5,406
 Accrued salaries, wages and benefits..................       5,081          6,470
 Other accrued expenses................................       4,009          2,884
 Current maturities of long-term debt..................       2,953          1,581
                                                           --------       --------
  Total current liabilities............................      14,418         16,341
Long-term debt.........................................      25,130         27,919
Deferred liabilities...................................       3,227          3,300
                                                           --------       --------
 Total liabilities.....................................      42,775         47,560
                                                           --------       --------

Common stock held by ESOP..............................      10,804         10,412

Stockholders' Equity
Common stock, no par value, 10,000 shares authorized,
 7,492 and 7,617 shares issued and outstanding.........       2,765          2,605
Unearned ESOP shares (1,710 and 1,761 shares)..........     (21,369)       (22,009)
Retained earnings......................................      95,792         94,963
Accumulated other comprehensive loss...................      (1,508)
                                                           --------       --------
 Total stockholders' equity............................      75,680         75,559
                                                           --------       --------
                                                           $129,259       $133,531
                                                           ========       ========

    The accompanying notes are an integral part of the financial statements.

                         HOOKER FURNITURE CORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)
                     (In thousands, except per share data)

                                                     Three Months                Nine Months
                                                    Ended August 31,           Ended August 31,
                                                   2001        2000            2001       2000
Net sales..............................          $50,606     $61,538         $162,108    $184,713

Cost of sales..........................           39,825      45,138          125,097     136,702
                                                 -------     -------         --------    --------

  Gross profit.........................           10,781      16,400           37,011      48,011

Selling and administrative expenses....            9,240      10,315           28,949      29,560

Restructuring charge...................              881                          881
                                                 -------     -------         --------    --------

  Operating income.....................              660       6,085            7,181      18,451

Other income, net......................              330         320              965         541

Interest expense.......................              524         168            1,537         494
                                                 -------     -------         --------    --------

  Income before taxes..................              466       6,237            6,609      18,498

Income taxes...........................              299       2,108            2,631       6,766
                                                 -------     -------         --------    --------
  Net income...........................          $   167     $ 4,129         $  3,978    $ 11,732
                                                 =======     =======         ========    ========

Earnings per share:

  Basic and diluted....................          $   .03     $   .54         $    .68    $   1.54
                                                 =======     =======         ========    ========

  Weighted average shares outstanding..            5,854       7,617            5,863       7,617
                                                 =======     =======         ========    ========


    The accompanying notes are an integral part of the financial statements.

                          HOOKER FURNITURE CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (In thousands)

                                                                              Nine Months
                                                                            Ended August 31,
                                                                          2001            2000
Cash flows from operating activities:
 Cash received from customers....................................      $ 168,696       $ 181,893
 Cash paid to suppliers and employees............................       (147,696)       (167,896)
 Income taxes paid, net..........................................         (3,497)         (6,579)
 Interest paid, net..............................................         (1,326)           (494)
                                                                       ---------       ---------
  Net cash provided by operating activities......................         16,177           6,924
                                                                       ---------       ---------

Cash flows from investing activities:
 Purchase of property, plant and equipment.......................         (6,547)         (9,030)
 Acquisition of joint venture interest, net of cash acquired.....                           (801)
 Sale of property................................................          2,779
                                                                       ---------       ---------
  Net cash absorbed by investing activities......................         (3,768)         (9,831)
                                                                       ---------       ---------

Cash flows from financing activities:
 Proceeds from long-term debt....................................          2,500          15,500
 Payments on long-term debt......................................         (3,918)        (10,000)
 Cash dividends paid.............................................         (1,708)         (1,941)
 Purchase and retirement of common stock.........................         (1,093)
                                                                       ---------       ---------
  Net cash provided (absorbed) by financing activities...........         (4,219)          3,559
                                                                       ---------       ---------

Net increase in cash.............................................          8,190             652
Cash at beginning of year........................................          1,243             157
                                                                       ---------       ---------
Cash at end of period............................................      $   9,433       $     809
                                                                       =========       =========

Reconciliation of net income to net cash provided
 by operating activities:
  Net income.....................................................      $   3,978       $  11,732
   Depreciation and amortization.................................          5,552           4,770
   Non-cash ESOP cost............................................            845
   (Gain) loss on disposal of property...........................            (59)             53
   Changes in assets and liabilities:
    Trade receivables............................................          5,806          (3,354)
    Inventories..................................................          7,886          (6,956)
    Income tax recoverable.......................................           (866)
    Prepaid expenses and other assets............................         (2,089)            316
    Trade accounts payable.......................................         (3,031)         (1,719)
    Other accrued expenses.......................................         (1,822)          1,996
    Deferred liabilities.........................................            (23)             86
                                                                       ---------       ---------
  Net cash provided by operating activities......................      $  16,177       $   6,924
                                                                       =========       =========

    The accompanying notes are an integral part of the financial statements.

                         HOOKER FURNITURE CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      (Dollar amounts in tables, in thousands unless otherwise indicated)

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

2.   Inventories

                                                    (Unaudited)
                                                     August 31,    November 30,
                                                        2001           2000

     Finished furniture........................       $32,728        $38,408
     Furniture in process......................         2,859          2,647
     Materials and supplies....................        11,291         12,883
                                                      -------        -------
                                                       46,878         53,938
     Reduction to LIFO basis...................        11,979         11,153
                                                      -------        -------
                                                      $34,899        $42,785
                                                      =======        =======

3.   Property, Plant and Equipment

                                                     (Unaudited)
                                                      August 31,    November 30,
                                                        2001           2000

     Buildings.................................      $ 44,002       $ 43,285
     Machinery and equipment...................        49,408         46,235
     Office fixtures and equipment.............        12,202         10,292
     Construction in progress and other........         3,381          2,927
                                                     --------       --------
       Property, plant and equipment, at cost..       108,993        102,739
     Less accumulated depreciation.............        60,537         55,258
                                                     --------       --------
                                                       48,456         47,481
     Land......................................         1,286          1,286
                                                     --------       --------
                                                     $ 49,742       $ 48,767
                                                     ========       ========

4.   Long-Term Debt

                                                   (Unaudited)
                                                    August 31,     November 30,
                                                       2001            2000

     Term loan.................................      $21,083         $22,500
     Industrial revenue bonds due 2006.........        7,000           7,000
                                                     -------         -------
                                                      28,083          29,500
     Less current maturities...................        2,953           1,581
                                                     -------         -------
                                                     $25,130         $27,919
                                                     =======         =======


The Company expects to prepay approximately $600,000 of the industrial revenue bonds in the fourth quarter of 2001, in connection with an examination of those bonds by the Internal Revenue Service. During the third quarter of 2001, the Company recorded $87,000 of additional income tax expense in connection with the examination.

5.   Assets Held For Sale

On May 31, 2001, the Company's wholly-owned subsidiary, Triwood, Inc., sold land, and a building to a third party for $2.7 million in cash. The property had been leased to the buyer with an option to purchase. The transaction did not have a material impact on results of operations or financial position.

On August 1, 2001, a lease on the 189,000 square foot Company warehouse located in Martinsville, Virginia known as the Cloverleaf warehouse expired. The Company continues to hold Cloverleaf for sale or lease. Cloverleaf's carrying value of $1.7 million is classified as "other assets".

6.   Restructuring Charge

On August 30, 2001, the Company announced the downsizing of the workforce at its Martinsville, Virginia plant to make it more efficient and bring it in line with the capacity of its other plants. The downsizing involved a workforce reduction of approximately 100 employees, or about 5% of the Company's total workforce.

In connection with the downsizing, the Company recorded a restructuring charge of $881,000 pretax, consisting of severance and early retirement benefits for the terminated employees. The Company paid $65,000 of the early retirement benefits in August 2001.

The Company also recorded a $321,000 pretax expense related to the repurchase of 19,000 shares of common stock by the Company's Employee Stock Ownership Plan ("ESOP") from some of the terminated employees, as required by the terms of the ESOP. These shares will be repurchased by the ESOP during the fourth quarter of 2001 and will be reallocated to active ESOP participants.

7.   Common Stock

In June 2001, the Company's Board of Directors (the "Board") authorized the repurchase of up to $3.0 million of the Company's common stock. Repurchases may be made from time to time in the open market, or in privately negotiated transactions, at prevailing market prices that the Company deems appropriate. Through September 25, 2001, the Company had repurchased 253,000 shares at a total cost of $2.2 million or an average of $8.52 per share.

At its September 2001 meeting, the Board authorized the repurchase of an additional $2.2 million of the Company's common stock (for a total of up to $3.0 million). Based on the market value of the common stock as of September 25, 2001, the current $3.0 million authorization would allow the Company to repurchase approximately 5.0% of the 7.4 million shares outstanding, or 7.4% of the Company's outstanding shares excluding the 2.4 million shares held by the ESOP.

In addition to any purchases that may be made under the stock repurchase program, the Company also expects to repurchase 40,000 shares of common stock during the fourth quarter of 2001, from some of the employees terminated in the Martinsville downsizing, at a total cost of approximately $719,000 as required by the ESOP.

8.   Derivatives

The Company uses interest rate swap agreements to manage variable interest rate exposures on its long-term debt. Consequently, the Company was required to adopt Statement of Financial Accounting Standards Nos. 133 ("SFAS 133") and 138 ("SFAS 138"), both entitled "Accounting for Derivative Instruments and Hedging Activities" in the first quarter of 2001. SFAS 133 as amended by SFAS 138 (collectively the "Standards") requires the recognition of derivatives as either assets or liabilities on the balance sheet and the measurement of those instruments at fair value.

The Company's objectives for holding these derivatives are to decrease the volatility of future cash flows associated with interest payments on its variable rate debt. The Company's swap agreements in effect, provide a fixed interest rate of 4.7% on its industrial revenue bonds through 2006, and 7.4% on its term loan through 2010. The notional principal values of these agreements are substantially equal to the outstanding long-term debt balances. Differences between amounts paid and amounts received under the contracts are recognized in interest expense.

The Company believes that its swap agreements are "highly effective cash flow hedges", as defined by the Standards, in managing the volatility of future cash flows associated with interest payments on its variable rate debt. The "effective" portion of the derivative's gain or loss (i.e. that portion of the derivative's gain or loss that offsets the corresponding change in the cash flows of the hedged transaction) is initially reported as a component of "accumulated other comprehensive income (loss)" and will be subsequently reclassified into earnings when the hedged exposure affects earnings (i.e. when interest expense on the debt is accrued). The "ineffective" portion of the derivative's gain or loss is recognized in earnings immediately.

In the third quarter of 2001, the Company recognized a decrease in the aggregate fair market value of its swap agreements, resulting from the general decline in interest rates that occurred during the period. The decrease in the aggregate fair market value of the agreements of $1.5 million (net of an income tax benefit of $924,000) is reflected under the caption "accumulated other comprehensive loss" in the balance sheet.

9.   Comprehensive Income (Loss)

                                                              Three Months              Nine Months
                                                             Ended August 31,         Ended August 31,
                                                              2001     2000            2001      2000
Net income.......................................            $   167   $4,129         $3,978    $11,732
Other comprehensive loss:
   Decrease in fair value of interest rate swap
    agreements, net of tax benefit of $924.......              1,508                   1,508
                                                             -------   ------         ------    -------
                                                             $(1,341)  $4,129         $2,470    $11,732
                                                             =======   ======         ======    =======

                         HOOKER FURNITURE CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Net sales decreased $10.9 million, or 17.8%, to $50.6 million for the three-month period ended August 31, 2001 from the comparable 2000 period. Unit volume declined across all product lines. For the nine-month period of 2001, net sales decreased $22.6 million, or 12.2%, to $162.1 million from the comparable 2000 period. Lower unit volume in domestically produced product lines was partially offset by increased unit volume in imported furniture. Average selling prices declined during the 2001 periods principally due to a change in the mix of products sold. The sales declines in the 2001 periods are a reflection of the industry wide downturn since late 2000.

Gross profit margin decreased to 21.3% in the 2001 third quarter, compared 26.7% in the 2000 period, and decreased to 22.8% in the 2001 nine-month period, compared to 26.0% in the 2000 period. The decreases were due principally to an increase in overhead cost as a percentage of sales resulting from lower production levels, partially offset by the lower delivered cost of imported furniture. Also during the 2001 third quarter, raw material and direct labor costs were lower as a percentage of sales than in the comparable 2000 period. The Company's manufacturing facilities continued working a short, 35-hour weekly production schedule during the current-year third quarter. In addition the Company's production facilities were closed for one week in July for annually scheduled maintenance and also for one week in August to control inventory levels.

Selling and administrative expenses decreased $1.1 million to $9.2 million for the three-month period of 2001 and decreased $611,000 to $28.9 million for the nine-month period of 2001, from the comparable 2000 periods. During the 2001 periods, the Company incurred lower selling expenses related to lower sales (principally sales commissions) and lower legal and professional costs. Legal and professional costs were higher in the 2000 periods due to fees incurred in connection with a tender offer by the Company's Employee Stock Ownership Plan ("ESOP") completed in September 2000. As a percentage of net sales, selling and administrative expenses increased to 18.3% in the three-month 2001 period, from 16.8% in the comparable 2000 period, and increased to 17.9% in the nine-month 2001 period, from 16.0% in the comparable 2000 period, in each case as a result of lower net sales in the 2001 periods.

While production costs and selling and administrative expenses decreased during the three and nine-month periods of 2001, these reductions in cost were not sufficient to completely offset the effect of lower volume on operating margins.

A one-time restructuring charge and a special common stock repurchase by the ESOP also contributed to the decline in operating income for the three and nine-month periods in 2001. These expenses were related to the previously announced workforce reduction of about 100 Martinsville employees on August 30. The one-time restructuring charge consisted of $881,000 pretax, in severance and early retirement benefits paid to terminated employees. In addition, the Company recorded a $321,000 pretax expense related to the repurchase of 19,000 shares of common stock by the ESOP from some of the terminated employees, as required by the terms of the ESOP. These shares will be repurchased by the ESOP during the fourth quarter of 2001 and will be reallocated to active ESOP participants. These combined, non-recurring charges reduced operating income by $1.2 million.

Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued

Results of Operations - Continued

As a result of the above, operating income decreased to $660,000, or 1.3% of net sales, in the three-month 2001 period, from $6.1 million, or 9.9% of net sales, in the comparable 2000 period. Operating income for the nine-month 2001 period decreased to $7.2 million, or 4.4% of net sales, from $18.5 million, or 10.0% of net sales, in the comparable 2000 period.

Interest expense increased $356,000 to $524,000 during the 2001 third quarter and $1.0 million to $1.5 million during the 2001 nine-month period from the comparable 2000 periods. In both 2001 periods, the increase was due to interest incurred on the September 2000 term loan entered into in connection with a tender offer by the Company's ESOP for 1.8 million shares of Hooker Furniture common stock.

The Company's effective tax rate approximated 64.2% in the three-month period of 2001, compared to 33.8% in the comparable 2000 period, and approximated 39.8% in the nine-month period of 2001, compared to 36.6% in the comparable 2000 period. The 2001 tax rates reflect an additional income tax expense of $87,000 recognized in connection with an examination by the Internal Revenue Service of the Company's industrial revenue bond issue. This additional income tax expense combined with lower pretax income in the 2001 third quarter resulted in an effective tax rate for the 2001 period that was substantially higher than for the 2000 third quarter. The Company's effective tax rates in the 2000 periods reflect the effect of certain non-recurring tax benefits recognized in connection with the operation of its imports furniture business through its wholly-owned subsidiary Triwood, Inc.

Net income for the 2001-third quarter declined 96.0%, to $167,000, compared with $4.1 million in the 2000 third quarter. Net income for the nine-month period of 2001 declined 66.1%, to $4.0 million, from $11.7 million in the year ago period. Earnings per share decreased to $0.03 for the three-month period of 2001, compared with $0.54 in the prior year period, and decreased to $0.68 for the nine-month period of 2001, compared with $1.54 in the prior year period. The restructuring charge and the common stock repurchase by the ESOP reduced earnings per share by $0.13 in each of the three and nine-month periods of 2001.

All the Company's manufacturing employees in Virginia and North Carolina returned to 40-hours-per-week work schedules on September 10, 2001. The Company's production facilities were closed the first week of September to control inventory levels. Although the Company expects to operate at full production work schedules for the foreseeable future, management continually evaluates the need to make selective adjustments to work schedules in order to balance production and sales.

Incoming orders continued to slow during the third quarter reflecting the continuing soft retail business environment. Business strengthened during August, culminating in a very strong Labor Day weekend sales period. Sales remained strong until the tragic terrorist attacks on our nation on September 11, 2001. The Company expects that the already difficult economic climate will be further dampened by the expected decline in consumer confidence resulting from the attacks. Orders dropped sharply for the first ten days following the attacks. Since the weekend of September 21, order rates have increased, but have not yet reached pre-September 11 levels. The Company expects that shipments during the fourth quarter of fiscal 2001 will reflect a decline of 12-22% from the comparable 2000 period.

Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued

Financial Condition, Liquidity, and Capital Resources

As of August 31, 2001, assets totaled $129.3 million, down from $133.5 million at November 30, 2000. Stockholders' equity at August 31, 2001, was $75.7 million, compared to $75.6 million at November 30, 2000. The Company's long-term debt, including current maturities, was $28.1 million at August 31, 2001 declining from $29.5 million at November 30, 2000. Working capital decreased to $60.0 million as of August 31, 2001 from $60.7 million at the end of 2000, reflecting lower trade receivables and inventories partially offset by an improved cash position and lower current liabilities.

In the third quarter of 2001, the Company recognized a decrease in the aggregate fair market value of its interest rate swap agreements, resulting from the general decline in interest rates that occurred during the period. The decrease in the aggregate fair market value of the agreements of $1.5 million (net of an income tax benefit of $924,000) is reflected under the caption "accumulated other comprehensive loss" in the balance sheet.

During the nine-month period ended August 31, 2001, cash generated from operations ($16.2 million) and the sale of property ($2.8 million) funded an increase in available cash ($8.2 million), capital expenditures ($6.5 million), dividend payments ($1.7 million), net repayments of long-term debt ($1.4 million), and the purchase and retirement of common stock ($1.1 million). During the comparable 2000 period, cash generated from operations ($6.9 million) and net borrowings from the Company's revolving credit line ($5.5 million) funded capital expenditures ($9.0 million), dividend payments ($1.9 million), the acquisition of the remaining 50% interest in Triwood, Inc. ($801,000), and an increase in available cash ($652,000).

Cash generated from operations of $16.2 million during the 2001 period increased $9.3 million from $6.9 million in the comparable 2000 period. Lower payments to suppliers and employees and lower tax payments were partially offset by less cash received from customers and higher interest payments. Payments to suppliers and employees decreased $20.2 million, as a result of reduced production schedules and lower inventory levels. Cash received from customers decreased $13.2 million as a result of lower sales. Tax payments decreased $3.1 million due principally to lower taxable income levels. Interest payments increased $832,000 as a result of the term loan borrowed in September 2000.

Investing activities consumed $3.8 million during the 2001 period compared to $9.8 million in the comparable 2000 period. In May 2001, the Company's subsidiary, Triwood, Inc., sold land and a building that was being leased to a third party for $2.7 million in cash. In June 2000, the Company acquired the remaining 50% interest in Triwood for $801,000, net of cash received in the purchase. Capital expenditures during the 2000 period ($9.0 million) were higher compared to the 2001 period ($6.5 million) as the Company completed the addition to its Central Distribution Center and continued its construction of raw lumber grading, storage and drying facilities at the Maiden, North Carolina plant during fiscal 2000.

The Company used cash of $4.2 million for financing activities in the 2001 period compared to generating cash of $3.6 million from financing activities in the 2000 period. During 2001, the Company paid dividends of $1.7 million, repaid $1.4 million (net) on long-term debt, and purchased and retired common stock totaling $1.1 million. During the 2000 period, the Company borrowed $5.5 million (net) under its lines of credit and paid dividends of $1.9 million.

Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued

Financial Condition, Liquidity, and Capital Resources - Continued

In June 2001, the Company's Board of Directors (the "Board") authorized the repurchase of up to $3.0 million of the Company's common stock. Repurchases may be made from time to time in the open market, or in privately negotiated transactions, at prevailing market prices that the Company deems appropriate. Through September 25, 2001, the Company had repurchased 253,000 shares at a total cost of $2.2 million or an average of $8.52 per share.

At its September 2001 meeting, the Board authorized the repurchase of an additional $2.2 million of the Company's common stock (for a total of up to $3.0 million). Based on the market value of the common stock as of September 25, 2001, the current $3.0 million authorization would allow the Company to repurchase approximately 5.0% of the 7.4 million shares outstanding, or 7.4% of the Company's outstanding shares excluding the 2.4 million shares held by the ESOP.

In addition to any purchases that may be made under the stock repurchase program, the Company also expects to repurchase 40,000 shares of common stock during the fourth quarter of 2001, from some of the employees terminated in the Martinsville downsizing, at a total cost of approximately $719,000 as required by the ESOP.

At August 31, 2001, the Company had $10.0 million available under its revolving line of credit and $11.6 million of availability under additional lines of credit to fund working capital needs. The Company believes it has the financial resources needed to meet business requirements for the foreseeable future including capital expenditures, working capital, purchases under the stock repurchase program, and dividends on the Company's common stock.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company's obligations under its lines of credit, industrial revenue bonds, and term loan bear interest at variable rates. The Company has entered into interest rate swap agreements that, in effect, fix the rate of interest on the industrial revenue bonds at 4.7% through 2006 and on the term loan at 7.4% through 2010. As of August 31, 2001, $7.0 million was outstanding under the Company's industrial revenue bonds and approximately $21.1 million was outstanding under the term loan. No balance was outstanding under the Company's lines of credit as of August 31, 2001. A 10% fluctuation in market interest rates would not have a material impact on the Company's results of operations or financial condition.

                         HOOKER FURNITURE CORPORATION

                          PART II.  OTHER INFORMATION


Item 5.  Other Information

At its September 2001 meeting, the Board authorized the repurchase of an additional $2.2 million of the Company's common stock (for a total of up to $3.0 million). Based on the market value of the common stock as of September 25, 2001, the current $3.0 million authorization would allow the Company to repurchase approximately 5.0% of the 7.4 million shares outstanding, or 7.4% of the Company's outstanding shares excluding the 2.4 million shares held by the Company's Employee Stock Ownership Plan.

Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits

          None.

     (b)  Reports on Form 8-K

Form 8-K, filed August 30, 2001, announcing the return to 40-hours-per-week work schedules beginning September 10 for the Company's manufacturing employees in Virginia and North Carolina and a 100-employee workforce reduction at the Company's Martinsville, Virginia plant.

                                   SIGNATURE
                                   ---------



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 HOOKER FURNITURE CORPORATION


Date: October 11, 2001       By: /s/  E. Larry Ryder
                             --------------------------------
                                      E. Larry Ryder
                                      Executive Vice President -
                                      Finance and Administration
                                      (Principal Financial and Accounting
                                       Officer)