Form 10-K
period 2001-11-30
HOOKER FURNITURE CORP
filed 2002-02-20
CIK 1077688

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    Form 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended November 30, 2001
                        Commission file number 000-25349

                          HOOKER FURNITURE CORPORATION
             (Exact name of registrant as specified in its charter)

                Virginia                                       54-0251350
   (State or other jurisdiction of                          (I.R.S. Employer
    incorporation or organization)                       Identification Number)

             440 East Commonwealth Boulevard, Martinsville, VA 24112
               (Address of principal executive offices, Zip Code)

                                 (276) 632-0459
              (Registrant's telephone number, including area code)

          Securities registered pursuant to Section 12(b) of the Act:
                                      None

          Securities registered pursuant to Section 12(g) of the Act:
                           Common stock, no par value
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes (X) No ( )

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

Aggregate market value of common equity held by non-affiliates of the registrant: $30.0 million (based on the closing price as of February 4, 2002 as reported to the NASD by its member firms).

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of February 4, 2002:

        Common stock, no par value                          7,279,340
          (Class of common stock)                      (Number of shares)

Documents incorporated by reference: Portions of the registrant's definitive Proxy Statement for its Annual Meeting of Shareholders scheduled to be held March 28, 2002 are incorporated by reference into Part III.

                          Hooker Furniture Corporation

                                TABLE OF CONTENTS

                                                                                            Page
                                                                                            ----
Part I

      Item 1.     Business ...............................................................     3
      Item 2.     Properties .............................................................     6
      Item 3.     Legal Proceedings ......................................................     6
      Item 4.     Submission of Matters to a Vote of Security Holders ....................     6

                  Executive Officers of Hooker Furniture Corporation .....................     7

Part II

      Item 5.     Market for Registrant's Common Equity and Related Shareholder Matters ..     8
      Item 6.     Selected Financial Data ................................................     9
      Item 7.     Management's Discussion and Analysis ...................................    10
      Item 7A.    Quantitative and Qualitative Disclosures About Market Risk .............    13
      Item 8.     Financial Statements and Supplementary Data ............................    13
      Item 9.     Changes in and Disagreements with Accountants on Accounting and
                  Financial Disclosure ...................................................    13

Part III

      Items 10. through 13.................................................................   13

Part IV

      Item 14.    Exhibits, Financial Statement Schedule, and Report on Form 8-K .........    14

Signatures ...............................................................................    15

Index to Consolidated Financial Statements and Schedule ..................................   F-1

                          Hooker Furniture Corporation
                                     Part I

ITEM 1.   BUSINESS

General
Incorporated in Virginia in 1924, Hooker Furniture Corporation (the "Company") is a leading manufacturer and importer of residential furniture, primarily targeted at the upper-medium price range. The Company offers diversified products, consisting primarily of home office, entertainment centers, imported occasional, bedroom, and wall systems, across many style categories within this price range. Its product depth and extensive style selections make the Company an important furniture resource for retailers in its price range. The Company has established a broad distribution network that includes independent furniture stores, department stores, specialty retailers, catalog merchandisers, and national and regional furniture chains. The Company emphasizes continuous improvement in its manufacturing processes to enable it to continue providing competitive advantages to its customers such as quick delivery, reduced inventory investment, high quality, and value. The Company operates facilities in Martinsville and Roanoke, Virginia and Kernersville, Maiden, and Pleasant Garden, North Carolina.

Products and Styles
The Company's product lines cover most major design categories. The Company believes that the diversity of its product lines enables it to anticipate and respond quickly to changing consumer preferences, and provides retailers an important furniture resource in the upper-medium price range. The Company intends to continue expanding its product styles with particular emphasis on home office, entertainment centers, occasional furniture, and bedroom. The Company believes that its products represent good value and that the quality and style of its furniture compare favorably with more premium-priced products.

The Company provides furniture products in a variety of materials, woods, veneers, and finishes. The number of patterns by product line are:

                                                           Number of Patterns
     Home and executive office ..........................         44
     Wall systems .......................................         32
     Entertainment centers ..............................         48
     Imported lines .....................................        120
     Bedroom ............................................         12

These product lines cover most major design categories including European traditional, transitional, American traditional, and country/casual designs.

The Company designs and develops new product styles semi-annually to replace discontinued items or styles and, if desired, expand product lines. The Company's product design process begins with marketing personnel identifying customer needs and conceptualizing product ideas, which generally consist of a group of related furniture pieces. A variety of sketches are produced, usually by independent designers, from which prototype furniture pieces are built. The Company invites certain dealers and independent sale representatives to view and critique the prototypes. From this input, changes in design are made and the Company's engineering department prepares a sample for actual full-scale production. The Company introduces its new product styles at the fall and spring international furniture markets.

From time to time, the Company will partner with third parties to design and market products under mutually beneficial licensing agreements. During 2001, the Company began working with professional golf tournament sponsor The PGA TOUR(R), to develop a line of furniture to be marketed under the "PGA TOUR(R) Home Collection by Hooker Furniture" name. The Company introduced a limited number of products for this collection at the October 2001 furniture market in High Point, NC, and expects to expand its offerings at the April 2002 market.

In 2001, the Company also introduced a line of executive workstations and conference tables targeting small offices for professionals such as doctors and attorneys. The new line combines commercial functionality, meeting standards established for the commercial office industry, with residential styling.

Distribution
The Company has developed a broad domestic customer base and also sells to a limited international market. The Company sells its furniture through approximately 90 independent sales representatives to independent furniture retailers such as Nebraska Furniture Mart and Louis Shanks of Texas, catalog merchandisers such as the Horchow Collection (a unit of Neiman Marcus), national chain stores such as Breuners Home Furnishings, regional chain stores such as Haverty's and Robb & Stucky, and department stores such as Federated and Dillard's. The Company believes this broad network reduces its exposure to regional recessions, and allows it to capitalize on emerging channels of distribution. The Company offers tailored merchandising programs to address each channel of distribution.

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

The Company has sold to over 3,950 customers during the past fiscal year, and approximately 2% of the Company's sales in 2001 were to international customers. No single customer accounted for more than 3% of the Company's sales in 2001. No material part of the Company's business is dependent upon a single customer, the loss of which would have a material effect on the business of the Company. The loss of several of the Company's major customers could have a material impact on the business of the Company.

Manufacturing
The Company's manufacturing strategy is to produce products that are on the leading edge of changing consumer demand for the home, such as home theater, home office, and computer furniture, as well as traditional bedroom. The Company stresses strong customer relationships in developing new products as well as improving existing ones. The Company believes strongly in employee involvement with employee and management teams working and communicating in all areas of manufacturing to improve production and quality related issues, stressing quality improvement, not quality control. To meet customer expectations of just-in-time inventory delivery, the Company's strategy has been to strike a balance between minimizing cutting size together with increasing the frequency of cuttings on the one hand, and the efficiencies gained from longer production runs on the other. In recent years, cutting sizes have been reduced and frequencies of cuttings increased.

During 2001, in order to enhance efficiency and profitability, the Company emphasized the alignment of each of its product lines to the manufacturing strengths of each production facility. However, each facility continues to maintain the flexibility to produce multiple product lines, allowing the Company to shift products between facilities in order to balance capacity with demand. The Company communicates constantly with key suppliers in monitoring and addressing quality and delivery issues, a process that enables both the Company and the suppliers to respond quickly to constantly changing customer needs.

The Company operates manufacturing facilities in North Carolina and Virginia consisting of an aggregate 1.8 million square feet. The Company considers its present equipment to be generally modern, adequate, and well maintained.

The Company schedules production of its various styles based upon actual and anticipated orders. The Company's backlog of unshipped orders was $28.1 million at November 30, 2001 and $23.3 million at November 30, 2000. The Company strives to provide inventory-on-demand for its dealers. In addition, it is the Company's policy and industry practice to allow order cancellation up to time of shipment; therefore customer orders are not firm until shipped. For these reasons, management does not consider order backlogs to be an accurate indicator of expected business. Over the last three fiscal years, however, 92% of all orders booked were ultimately shipped. Backlogs are normally shipped within six months. During 2001, the Company shipped 78% of domestic product orders and 60% of import product orders within 30 days of order receipt.

Imported Lines
The Company imports finished furniture in a variety of styles and materials, and markets these products under the Company name through its normal distribution channels. Imported products accounted for 31% of net sales in 2001 and 28% of net sales in 2000. Product lines include occasional tables, consoles, chests, casual and formal dining room furniture, bedroom furniture, entertainment centers, and accent items. The Company imports products from China, the Philippines, Mexico, and Indonesia, sourcing with 14 agents representing 37 factories.

The Company has imported products from foreign manufacturers for over 13 years. The Company's imported products business is subject to the usual risks inherent in importing products manufactured abroad, including, but not limited to, supply disruptions and delays, currency exchange rate fluctuations, economic and political fluctuations and destabilization, as well as the laws, policies, and actions of foreign governments and the United States affecting trade.

Because of the large number and diverse nature of foreign factories, the Company has flexibility in the placement of product in any particular country or factory. Factories located in China have become an important resource for the Company. The sudden disruption in the Company's supply chain from China could significantly impact the Company's ability to fill customer orders for products manufactured in that country for a three to six-month period. However, the Company believes that such a disruption in supply would not have a material adverse effect on its financial condition or results of operations.

Since the Company transacts its import purchases in U.S. Dollars, a relative decline in the value of the U.S. Dollar could increase the cost of the Company's imported products and adversely impact sales volume and profit margins during such periods. Conversely, a relative increase in the value of the U.S. Dollar could decrease the cost of imported products and favorably impact sales volume and profit margins during such periods.

Raw Materials
The principal materials used by the Company in manufacturing its products include lumber, veneer, plywood, particleboard, hardware, glue, finishing material, glass products, and fasteners. The Company uses a variety of species of lumber, including cherry, oak, poplar, pine, and maple. The Company's five largest suppliers accounted for approximately 12% of its purchases in 2001.

The Company believes that its sources of supply for these materials are adequate and that it is not dependent on any one supplier.

Competition
The Company is the sixteenth largest furniture manufacturer in North America based on 2000 sales, according to Furniture/Today, a trade publication. The furniture industry is highly competitive and includes a large number of foreign and domestic manufacturers, none of which dominates the market. The markets in which the Company competes include a large number of relatively small manufacturers; however, certain competitors of the Company have substantially greater sales volumes and financial resources than the Company. The Company also competes with foreign manufacturers, many of which have substantially lower production costs, including the cost of labor, than the Company. Competitive factors in the upper medium price range include style, price, quality, delivery, design, service, and durability. The Company believes that its long-standing customer relationships, customer responsiveness, consistent support of existing diverse product lines that are high quality and good value, and experienced management are competitive advantages.

Employees
As of November 30, 2001, the Company had approximately 1,850 employees. None of the Company's employees are represented by a labor union. The Company considers its relations with its employees to be good.

The Corporation sponsors the Hooker Furniture Corporation Employee Stock Ownership Plan (the "ESOP") to provide ownership and retirement benefits for eligible employees. The ESOP covers substantially all Company employees. The ESOP enables employees to share in the growth of the Company and to accumulate a beneficial ownership interest in the Company's common stock.

Patents and Trademarks
The trade name of the Company represents many years of continued business. The Company believes that its name is well recognized and associated with quality in the furniture industry. The Company owns a number of patents, trademarks, and licenses, none of which is considered to be material to the Company.

Governmental Regulations
The Company is subject to federal, state, and local laws and regulations in the area of safety, health, and environmental pollution controls. Compliance with these laws and regulations has not in the past had any material effect on the Company's earnings, capital expenditures, or competitive position; however, the effect of compliance in the future cannot be predicted. Management believes that the Company is in material compliance with applicable federal, state, and local safety, health, and environmental regulations. See "Item 8. Legal Proceedings" for information concerning certain environmental matters.

Forward-Looking Statements
Certain statements made in this report are not based on historical facts, but are forward-looking statements. These statements can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "will," "should," or "anticipates," or the negative thereof, or other variations thereon, or comparable terminology, or by discussions of strategy. These statements reflect the Company's reasonable judgment with respect to future events and are subject to risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Those risks and uncertainties include the cyclical nature of the furniture industry, domestic and international competition in the furniture industry, general economic or business conditions, both domestically and internationally, fluctuations in the price of lumber, which is the most significant raw material used by the Company, supply disruptions or delays affecting imported products, adverse political acts or developments in the international markets from which the

Company imports products, fluctuations in foreign currency exchange rates affecting the price of the Company's imported products, and capital costs.

ITEM 2.   PROPERTIES

Set forth below is information with respect to the Company's principal properties. The Company believes that all these properties are well maintained and in good condition. The Company believes its manufacturing facilities are being efficiently utilized. The Company estimates that its facilities are currently being operated at approximately 95% of capacity, on a one-shift basis. All Company plants are equipped with automatic sprinkler systems and modern fire and spark detection systems, which the Company believes are adequate. All facilities set forth below are active and operational, except as noted.

                                                          Approximate Facility Size
      Location                    Primary Use                 (Square Feet)              Owned or Leased
Martinsville, VA             Corporate Headquarters                 32,000                     Owned
Martinsville, VA             Manufacturing                         760,000                     Owned
Martinsville, VA             Distribution/Imports                  580,000                     Owned
Martinsville, VA             Distribution                          189,000                     Owned (1)
Martinsville, VA             Plywood Production                    146,000                     Owned
Kernersville, NC             Manufacturing                         115,000                     Owned
Roanoke, VA                  Manufacturing                         265,000                     Owned
Pleasant Garden, NC          Manufacturing                         300,000                     Owned
Maiden, NC                   Manufacturing                         200,000                     Owned
High Point, NC               Showroom                               46,000                     Leased (2)

 (1)  This facility is presently idle and held for sale or lease.
 (2)  Lease expires October 31, 2005.

ITEM 3.   LEGAL PROCEEDINGS

During 1998, Triwood, Inc. ("Triwood"), a joint venture that produced particleboard for furniture manufacturing, in which the Company was a 50% shareholder, was cited by the Environmental Protection Agency ("EPA") for a violation of certain regulations under the Clean Air Act Amendments of 1990. The joint venture members elected to cease operations in November 1998. On June 30, 2000, the Company acquired all of the outstanding shares of Triwood owned by the other shareholder in the joint venture for an aggregate consideration of $1.9 million. The purchase price included the assumption by the Company of the first $100,000 of liability, if any, related to the 1998 EPA citation. Pursuant to an indemnification agreement, the Company and the other former joint venture owner will share equally, any liability in excess of $100,000. Based upon its most recent information, management does not believe the Company's share of the liability, if any, will be material to the Company's financial condition or results of operations.

Based upon performance tests conducted in November 1998, the EPA issued the Company a Notice of Violation in March 1999 for the failure of two boilers at the Company's Martinsville facility to meet particulate emission limitations under the Clean Air Act. The Company made adjustments to one of the boilers and conducted a second performance test in February 1999. Modifications to the second boiler were completed and a second performance test was conducted in December 2001. The results of both the February 1999 and December 2001 tests indicated that both boilers were in compliance with particulate emission limitations. Both test results have been forwarded to the EPA. The EPA has taken no final action in this matter, including the assessment of fines against the Company. The costs incurred to bring both boilers into compliance have not had, and management believes that any fines that may yet be levied by the EPA will not have, a material adverse affect on the Company's financial condition or results of operations.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                              EXECUTIVE OFFICERS OF
                          HOOKER FURNITURE CORPORATION

The Company's executive officers and their ages as of February 14, 2002 and the year each joined the Company are as follows:

           Name        Age                   Position                        Year Joined Company
Paul B. Toms, Jr.       47       Chairman and Chief Executive Officer               1983
Douglas C. Williams     54       President and Chief Operating Officer              1971
E. Larry Ryder          54       Executive Vice President-Finance and
                                  Administration, Assistant Secretary, and
                                  Assistant Treasurer                               1977
Raymond T. Harm         52       Senior Vice President-Sales                        1999
Henry P. Long           50       Senior Vice President-Merchandising
                                   and Design                                       1983
Michael P. Spece        49       Senior Vice President-Import Division              1997


Paul B. Toms, Jr. has been Chairman and Chief Executive Officer since December 2000. Mr. Toms was President and Chief Operating Officer from December 1999 to December 2000, Executive Vice President - Marketing from 1994 to December 1999, Senior Vice President - Sales & Marketing from 1993 to 1994, and Vice President
- Sales from 1987 to 1993. Mr. Toms joined the Company in 1983 and has been a Director since 1993. Mr. Toms is the nephew of J. Clyde Hooker, Jr., who is a Director and the Chairman Emeritus of the Company.

Douglas C. Williams has been President and Chief Operating Officer since December 2000. Mr. Williams was Executive Vice President - Manufacturing from December 1999 to December 2000, Senior Vice President - Manufacturing from 1987 to 1999, and Vice President - Manufacturing from 1986 to 1987. Prior to 1986, Mr. Williams held various positions in manufacturing management. Mr. Williams joined the Company in 1971 and has been a Director since 1987.

E. Larry Ryder has been Executive Vice President - Finance and Administration since December 2000, Assistant Treasurer since 1998, and Assistant Secretary since 1990. Mr. Ryder was Senior Vice President - Finance and Administration from December 1987 to December 2000, Treasurer from 1989 to 1998, and Vice President - Finance and Administration from 1983 to 1987. Prior to 1983, Mr. Ryder served in various financial management positions. Mr. Ryder joined the Company in 1977 and has been a Director since 1987.

Raymond T. Harm has been Senior Vice President - Sales since joining the Company in 1999. Prior to joining the Company, Mr. Harm served as Vice President - Sales for The Barcalounger Company, a manufacturer of upholstered motion furniture, from 1992 to 1999. Prior to 1992, Mr. Harm served in various sales management positions with The Barcalounger Company.

Henry P. Long, Jr. has been Senior Vice President - Merchandising and Design since 1994. Mr. Long was Vice President - Sales from 1987 to 1994. Prior to 1987, Mr. Long served in various sales management positions. Mr. Long joined the Company in 1983 and has been a Director since 1993.

Michael P. Spece has been Senior Vice President - Import Division since December 2001. Mr. Spece was Vice President - Import Division since joining the Company in 1997 until December 2001. Prior to joining the Company, Mr. Spece served as Merchandise Manager for Gabberts Furniture and Design Studio an independent furniture retailer, from 1989 to 1997. Prior to 1989, Mr. Spece served in various retail management capacities with Gabberts Furniture.

                                     Part II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

Beginning in April 2001, the Company's common stock has been quoted on the Over-the-Counter Bulletin Board ("OTCBB") under the symbol "HOFT". The OTCBB is a regulated quotation service for subscribing members of the National Association of Securities Dealers (the "NASD") that displays real-time quotes, last-sale prices, and volume information in over-the-counter securities. Before April 2001, the Company's common stock was not listed for trading on any securities exchange, or on Nasdaq, or on any other inter-dealer quotation system of a registered securities association. The table below sets forth the high and low sales prices per share for the Company's common stock for the periods indicated as reported to the NASD by the NASD's member firms. The stock price information reported in the table below represents transactions in the Company's common stock in the "over-the-counter" market during the periods indicated.

                                                 2001                 2000
                                            High      Low         High      Low
         First Quarter ..............      $9.00     $7.00       $13.50   $11.00
         Second Quarter .............       9.25      7.13        12.50     8.00
         Third Quarter ..............       9.50      8.10        11.50     8.00
         Fourth Quarter .............       9.50      7.75        12.50     8.00

As of February 1, 2002, the Company had approximately 939 beneficial shareholders and 1,629 current and former employees participating in the Company's ESOP. The Company pays dividends on its common stock on or about the last day of February, May, August, and November, when declared by the Board of Directors, to shareholders of record approximately two weeks earlier. Although the Company presently intends to declare cash dividends at historical levels on a quarterly basis for the foreseeable future, the determination as to the payment and the amount of any future dividends will be made by the Board of Directors from time to time and will depend on the Company's then current financial condition, capital requirements, results of operations, and any other factors then deemed relevant by the Board of Directors. The following table sets forth the dividends per share paid by the Company with respect to its common stock during the Company's two most recent fiscal years:

                                                     2001                  2000
         First Quarter ..............               $0.085                $0.085
         Second Quarter .............                0.090                 0.085
         Third Quarter ..............                0.090                 0.085
         Fourth Quarter .............                0.090                 0.085

ITEM 6.       SELECTED FINANCIAL DATA

The following selected financial data for each of the last five fiscal years ended November 30, 2001 has been derived from the Company's audited, consolidated financial statements. The selected financial data should be read in conjunction with the Financial Statements, including the related Notes, and Management's Discussion and Analysis included elsewhere in this Annual Report.

                                                               For The Year Ended November 30,
                                                 2001         2000           1999           1998          1997
                                                              (In thousands, except per share data)
Income Statement Data (1):
Net sales ..................................   $221,289       $251,051       $229,238      $206,521     $176,370
Cost of goods sold .........................    170,008        187,727        171,145       158,137      134,579
Gross profit ...............................     51,281         63,324         58,093        48,384       41,791
Selling and administrative expenses ........     39,323         40,377         34,559        31,471       26,183
Restructuring charge (2) ...................        881
Income from operations .....................     11,077         22,947         23,534        16,913       15,608
Other income, net ..........................      1,213            792            289           675          599
Interest expense ...........................      2,140            830            647           561          630
Income before income taxes .................     10,150         22,909         23,176        17,027       15,577
Income taxes ...............................      3,640          7,995          8,881         6,241        5,530
Net income .................................      6,510         14,914         14,295        10,786       10,047

Per Share Data:
Basic and diluted earnings per share .......       1.12           2.06           1.87          1.40         1.30
Cash dividends per share ...................       0.36           0.34           0.30          0.28         0.26
Net book value per share (3) ...............      15.45          14.68          12.52         10.97         9.86
Weighted average shares outstanding ........      5,809          7,257          7,636         7,692        7,734

Balance Sheet Data:
Cash, primarily interest-bearing deposits ..      7,926          1,243            157         3,625          827
Inventories ................................     33,522         42,785         37,051        35,812       33,475
Working capital ............................     59,624         60,669         54,557        51,793       47,153
Total assets ...............................    130,695        133,531        116,423       111,233       98,290
Long-term debt (including current
  maturities) ..............................     26,911         29,500          7,000        12,062        9,985
Common stock held by ESOP ..................      9,397         10,412         10,129        10,213       10,044
Shareholders' equity .......................     77,741         75,559         85,234        73,900       66,210

(1) Certain items in the financial statements for periods prior to 2001 have been reclassified to conform to the 2001 method of presentation.

(2) In August 2001, the Company recorded a pretax charge of $881,000 for severance and early retirement benefits related to a workforce reduction of approximately 100 employees at its Martinsville, Virginia facility.

(3) Net book value per share is derived by dividing (a) the sum of (i) "common stock held by ESOP" and (ii) "total shareholders' equity" by (b) the number of common shares issued and outstanding, excluding unearned ESOP shares.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS

The following discussion should be read in conjunction with the Selected Financial Data, the Financial Statements, and the related Notes contained elsewhere in this Annual Report.

Results of Operations
The following table sets forth the percentage relationship to net sales of certain items included in the statements of income:

                                                For the Year Ended November 30,
                                                   2001     2000       1999

     Net sales ................................    100.0%    100.0%    100.0%
     Cost of sales ............................     76.8      74.8      74.7
                                                  ------    ------    ------
       Gross profit ...........................     23.2      25.2      25.3
     Selling & administrative expenses ........     17.8      16.1      15.0
     Restructuring charge .....................      0.4
                                                  ------    ------    ------
       Operating income .......................      5.0       9.1      10.3
     Other income, net ........................      0.6       0.3       0.1
     Interest expense .........................      1.0       0.3       0.3
                                                  ------    ------    ------
       Income before income taxes .............      4.6       9.1      10.1
     Income taxes .............................      1.7       3.2       3.9
                                                  ------    ------    ------
       Net income .............................      2.9%      5.9%      6.2%
                                                  ======    ======    ======

2001 Compared to 2000
Net sales decreased $29.8 million, or 11.9%, to $221.3 million in 2001 compared to $251.1 in 2000. Unit volume declined across all domestically produced product lines, while unit volume for imported product lines increased slightly. Average selling prices also declined during 2001, due to a change in the mix of products sold. The sales declines in the 2001 periods are a reflection of the difficult economic climate experienced since late 2000.

Gross profit margin for 2001 declined to 23.2% from 25.2% in 2000. The decrease was due principally to an increase in overhead cost as a percentage of sales volume resulting from lower production levels. Raw material costs and the delivered cost of imported furniture both declined as a percentage of sales volume, partially offsetting the increases in cost absorption. The Company's labor cost as a percentage of sales volume also increased from the prior year, although the Company's manufacturing facilities worked a short, 35-hour weekly production schedule from January through August 2001. The Company also closed its production facilities for one week in July for annually-scheduled maintenance and also for one week in each of August and September to control inventory levels. In addition, on August 30, 2001, the Company reduced the workforce at its Martinsville plant by about 100 employees.

Selling and administrative expenses decreased $1.1 million, or 2.6%, to $39.3 million in 2001 from $40.4 million in 2000. During 2001, the Company incurred lower selling expenses related to lower sales (principally sales commissions) and lower legal and professional costs. Legal and professional costs were higher in 2000 due to fees incurred in connection with a tender offer by the Company's Employee Stock Ownership Plan ("ESOP") to purchase 1.8 million shares of the Company's stock from existing shareholders, completed in September 2000 (the "ESOP Tender Offer"). These cost decreases were partially offset by higher sample costs and depreciation expense in 2001. As a percentage of net sales, selling and administrative expenses increased to 17.8% in 2001, from 16.1% in 2000, as a result of lower net sales in 2001.

Overall, while production costs and selling and administrative expenses decreased in 2001, these reductions in cost were not sufficient to completely offset the effect of lower sales volume on operating margins.

A one-time restructuring charge and a special common stock repurchase by the ESOP also contributed to the decline in operating income in 2001. These expenses were related to the workforce reduction at the Martinsville facility on August 30, 2001. The one-time restructuring charge consisted of $881,000 pretax, in severance and early retirement benefits paid to terminated employees. In addition, the Company recorded a $321,000 pretax expense related to the repurchase of 19,000 shares of common stock by the ESOP from some of the terminated employees as required by the terms of the ESOP. These shares have been reallocated to active ESOP participants. These combined, non-recurring charges reduced operating income by $1.2 million, or 0.5% of net sales.

As a result of the above, operating income decreased to $11.1 million, or 5.0% of net sales, in 2001, compared to $22.9 million, or 9.1% of net sales, in 2000.

Interest expense increased $1.3 million to $2.1 million in 2001 compared to $830,000 in 2000. The increase was due to interest incurred on the September 2000 term loan entered into in connection with the ESOP Tender Offer.

The Company's effective tax rate increased from 34.9% in 2000 to 35.8% in 2001.

Net income in 2001 declined 56.3%, to $6.5 million, from $14.9 million in 2000. Earnings per share decreased to $1.12 in 2001, compared with $2.06 in 2000. The restructuring charge and the common stock repurchase by the ESOP discussed above reduced 2001 net income by $745,000 after tax, or $0.13 per share.

All the Company's full-time manufacturing employees are currently working full production schedules (40 hours-per-week). Incoming order rates have improved significantly since the furniture market in mid-October 2001. Although the Company expects to operate at full production work schedules for the foreseeable future, management continually evaluates the need to make selective adjustments to work schedules in order to balance production and orders. The Company expects that shipments during the first quarter of fiscal 2002 will reflect an increase of 6-10% from the comparable 2001 period.

2000 Compared to 1999
Net sales increased $21.8 million, or 9.5%, in 2000 to $251.1 million compared to $229.2 million in 1999. The increase was due principally to higher unit volume in imported and home office furniture, partially offset by lower unit volume in bedroom furniture and entertainment centers. Average selling prices were slightly lower during the 2000 period, principally due to the mix of products shipped (primarily increased imported furniture shipments).

Gross profit margin for 2000 decreased to 25.2% from 25.3% in the prior year. Higher employee benefits cost for manufacturing employees (primarily medical claims and retirement cost for the Company's ESOP) and higher raw material costs (primarily lumber and wood products) as a percentage of sales volume, were partially offset by the lower delivered cost of imported furniture as a percentage of sales volume.

Selling and administrative expenses rose $5.8 million to 16.1% of net sales in 2000 compared to 15.0% in 1999. The increase in expenses was due principally to higher selling costs to support increased sales, higher warehousing and shipping costs resulting from the interim operation of dual warehousing facilities during the first half of the year, increased depreciation expense related to certain operating systems placed in service in January and February 2000, and fees incurred in connection with the ESOP Tender Offer.

In 1999, the Company began a 180,000 square foot addition to its central distribution center (the "CDC") in Martinsville, Virginia. The Company substantially completed the consolidation of finished inventory formerly kept in three separate warehouses into the CDC in 1999, but continued to operate dual facilities through March 2000. The Company opened the addition to its CDC in February 2000 and closed the one remaining dual facility in early April 2000. The closed facility is presently idle and held for sale or lease.

As a result of the above, operating income decreased to 9.1% of net sales in 2000 from 10.3% in 1999.

The Company's effective tax rate decreased from 38.3% in 1999 to 34.9% in 2000.

Net income in 2000 increased 4.3%, to $14.9 million, from $14.3 million in 1999. Earnings per share increased to $2.06 in 2000, compared with $1.87 in 1999.

Financial Condition, Liquidity, and Capital Resources
As of November 30, 2001, assets totaled $130.7 million, down from $133.5 million at November 30, 2000. Shareholders' equity at November 30, 2001, was $77.7 million, compared to $75.6 million at November 30, 2000. The Company's long-term debt, including current maturities, was $26.9 million at November 30, 2001, declining from $29.5 million at November 30, 2000. Working capital decreased to $59.6 million as of November 30, 2001, from $60.7 million at the end of 2000, reflecting lower inventories and trade receivables, partially offset by an improved cash position and lower trade payables and current liabilities.

During 2001, the Company recognized a decrease in the aggregate fair market value of its interest rate swap agreements, resulting from the general decline in interest rates that occurred during the period. The decrease in the aggregate fair market value of the agreements of $1.7 million after tax ($2.7 million pretax) is reflected under the caption "accumulated other comprehensive loss" in the balance sheets.

During 2001, cash generated from operations ($20.5 million) and the sale of property ($2.8 million) funded capital expenditures ($8.8 million), an increase in available cash ($6.7 million), the purchase and retirement of common stock ($2.9 million), net repayments of long-term debt ($2.6 million), and dividend payments ($2.3 million). During 2000, net borrowings ($22.5 million) and cash generated from operations ($16.4 million) funded the ESOP Tender Offer ($22.5 million), capital expenditures ($12.0 million), dividend payments ($2.5 million), an increase in available cash ($1.1 million), and the acquisition of Triwood ($801,000).

Cash generated from operations of $20.5 million during 2001 increased $4.1 million from $16.4 million in 2000. Lower payments to suppliers and employees and lower tax payments were partially offset by less cash received from customers and higher interest payments. Payments to suppliers and employees decreased $25.5 million, as a result of reduced production schedules and lower inventory levels. Cash received from customers decreased $23.6 million as a result of lower sales. Tax payments decreased $3.5 million due principally to lower taxable income levels. Interest payments increased $1.3 million as a result of the term loan borrowed in September 2000 to fund the ESOP Tender Offer.

Investing activities consumed $6.0 million during 2001 compared to $12.8 million in 2000. In May 2001, Triwood sold land and a building to a third party for $2.7 million in cash. In June 2000, the Company acquired the remaining 50% interest in Triwood for $801,000, net of cash received in the purchase. Capital expenditures during 2000 ($12.1 million) were higher compared to 2001 ($8.8 million), as the Company completed the addition to its Central Distribution Center and continued its construction of raw lumber grading, storage, and drying facilities at the Maiden, North Carolina plant during fiscal 2000.

The Company used cash of $7.8 million for financing activities in 2001 compared to $2.5 million in 2000. During 2001, the Company purchased and retired common stock ($2.9 million), repaid long-term debt ($2.6 million net), and paid dividends ($2.3 million). During 2000, net borrowings ($22.5 million) and cash generated from operations funded the ESOP Tender Offer ($22.5 million), and dividends ($2.5 million).

In June and September 2001, the Company's Board of Directors authorized the repurchase of up to an aggregate of $5.2 million of the Company's common stock. Repurchases may be made from time to time in the open market, or in privately negotiated transactions, at prevailing market prices that the Company deems appropriate. Through November 30, 2001, the Company has repurchased 286,000 shares at a total cost of $2.4 million or an average of $8.47 per share. Based on the market value of the common stock as of November 30, 2001, the remaining $2.8 million of the authorization would allow the Company to repurchase approximately 4.5% of the 7.3 million shares outstanding, or 6.6% of the Company's outstanding shares excluding the 2.3 million shares held by the ESOP.

During 2001, the Company also redeemed 27,000 shares from terminating participants at a total cost of $488,000, or $17.95 per share as required by the terms of the ESOP plan.

On November 30, 2001, the Company had $10.0 million available under its revolving line of credit and $15.2 million available under additional lines of credit to fund working capital needs. The Company believes it has the financial resources (including available cash, cash flow from operations, and lines of credit) needed to meet business requirements for the foreseeable future including capital expenditures, working capital, purchases under the stock repurchase program, and dividends on the Company's common stock. Cash flow from operations is highly dependent on order rates and the Company's operating performance.

Environmental Matters
Hooker Furniture Corporation is committed to protecting the environment as evidenced by its products and its manufacturing operations. The Company's manufacturing sites generate both hazardous and non-hazardous wastes, the treatment, storage, transportation, and disposal of which, are subject to various local, state, and national laws relating to protecting the environment. The Company is in various stages of investigation or remediation of alleged or acknowledged contamination at current or former manufacturing sites. The Company's policy is to record environmental liabilities when loss amounts are probable and can be reasonably estimated. The costs associated with the Company's environmental responsibilities, compliance with federal, state, and local laws regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, has not had and, in the opinion of management, will not have a material effect on the Company's financial position, results of operations, capital expenditures, or competitive position.

Accounting Pronouncements
In June 1998, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS 133 as amended by SFAS 137 and 138, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain requirements are met, a derivative may be specifically designated as a hedge and an entity that elects to apply hedge accounting is required to establish at the inception of the hedge the method it will use for assessing the effectiveness of the hedging derivative and the measurement approach for determining the ineffective aspect of the hedge. Those methods must be consistent with the entity's approach to managing risk. The Company adopted SFAS 133 in the first quarter of 2001. At the time of adoption, SFAS 133 did not have a material effect on the Company's financial statements. See "Note 4 - Derivatives" to the financial Statements included in this Annual Report for additional discussion regarding the effect of SFAS 133 on the Company's Financial Statements since adoption.

In July 2001, the FASB issued SFAS 141, "Business Combinations", which became effective July 1, 2001. SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001, and eliminates the pooling-of-interests method. The adoption of SFAS 141 has not had an effect on the Company's financial statements.

In July 2001, the FASB issued SFAS 142, "Goodwill and Other Intangible Assets", which became effective January 1, 2002. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing, recognized intangibles as goodwill, reassessment of the useful lives of existing, recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and identification of reporting units for purposes of assessing potential future impairment of goodwill. SFAS 142 also requires a transitional goodwill impairment test six months from the date of adoption and further requires an evaluation of the carrying value of goodwill for impairment annually thereafter. The Company believes the adoption of SFAS 142 will not have an effect on the Company's financial statements.

In October 2001, the FASB issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". This statement also amends Accounting Research Bulletin No. 51, "Consolidated Financial Statements", to eliminate the exception to consolidation for a subsidiary where control is likely to be temporary. This statement requires that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. This statement also broadens the presentation of discontinued operations to include more disposal transactions. SFAS 144 is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The Company believes the adoption of SFAS 144 will not have a material effect on the Company's financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk from changes in interest rates and foreign currency exchange rates, which could impact its results of operations and financial condition. The Company manages its exposure to these risks through its normal operating and financing activities and through the use of interest rate swap agreements with respect to interest rates.

The Company's obligations under its lines of credit, industrial revenue bonds, and term loan bear interest at variable rates. The Company has entered into interest rate swap agreements that, in effect, fix the rate of interest on the industrial revenue bonds at 4.7% through 2006 and on the term loan at 7.4% through 2010. There were no other material derivative instrument transactions during any of the periods presented. As of November 30, 2001, $6.4 million was outstanding under the Company's industrial revenue bonds and $20.5 million was outstanding under the term loan. No balance was outstanding under the Company's lines of credit as of November 30, 2001. A 10% fluctuation in market interest rates would not have a material impact on the Company's results of operations or financial condition.

For imported products, the Company generally negotiates firm pricing with its foreign suppliers for periods typically of up to one year. The Company accepts the exposure to exchange rate movements beyond these negotiated periods without using derivative financial instruments to manage this risk. Since the Company transacts its purchases of import products in U.S. Dollars, a decline in the relative value of the U.S. Dollar could increase the cost of the products the Company imports. As a result, a weakening U.S. Dollar exchange rate could adversely impact sales volume and profit margins during such periods.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and schedule listed in Items 14(a)(1) and 14(a)(2) of this report are incorporated herein by reference and are filed as a part of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    Part III

In accordance with General Instruction G (3) of Form 10-K, the information called for by Items 10, 11, 12, and 13 of Part III is incorporated by reference to the registrant's definitive Proxy Statement for its Annual Meeting of Shareholders scheduled to be held March 28, 2002, except for information concerning the executive officers of the registrant which is included in Part I of this report under the caption "Executive Officers of Hooker Furniture Corporation".

                                     Part IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  Documents filed as part of this report on Form 10-K:
(1)  The following financial statements are included in this report on Form
     10-K:

     Report of Independent Certified Public Accountants.

     Consolidated Balance Sheets as of November 30, 2001 and 2000.

     Consolidated Statements of Income for each of the three fiscal years ended November 30, 2001.

     Consolidated Statements of Cash Flows for each of the three fiscal years ended November 30, 2001.

     Consolidated Statements of Shareholders' Equity for each of the three fiscal years ended November 30, 2001.

     Summary of Significant Accounting Policies.

     Notes to Consolidated Financial Statements.

(2)  Financial Statement Schedule:

     Report on Financial Statement Schedule.

     Schedule II - Valuation and Qualifying Accounts for each of the three fiscal years ended November 30, 2001.

(b) The following report on Form 8-K was filed by the registrant during the last quarter covered by this report:

     Form 8-K, filed October 1, 2001, announcing that the Company's Board of Directors had increased the Company's stock repurchase program by $2.2 million to a total of $3 million. The press release, filed with and incorporated by reference in the report, also announced the Company's results for the third quarter of 2001.

(c)  Exhibits:

3.1 Amended and Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form 10 (Commission File No. 000-25349)).

3.2 Articles of Amendment to Amended and Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.3 to the Company's Registration Statement on Form 10 (Commission File No. 000-25349)).

3.3 Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.3 to the Company's Registration Statement on Form 10 (Commission File No. 000-25349)).

4.1 Amended and Restated Articles of Incorporation of the Company (See Exhibit 3.1).

4.2 Articles of Amendment to Amended and Restated Articles of Incorporation of the Company (See Exhibit 3.2).

4.3  Amended and Restated Bylaws of the Company (See Exhibit 3.3).

4.4 Term Loan Agreement, dated September 18, 2000, between the Company and SunTrust Bank (including related Term Note and Negative Pledge Agreement) (incorporated by reference to Exhibit 4.4 of the Company's Form 10-K (Commission File No. 000-25349) for the fiscal year ended November 30,
     2000).

     Pursuant to Regulation S-K, Item 601(b)(4)(iii), instruments evidencing long-term debt less than 10% of the Company's total assets have been omitted and will be furnished to the Securities and Exchange Commission upon request.

10.1 Lease dated August 3, 2000, between International Home Furnishings Center and the Company (incorporated by reference to Exhibit 10.1 of the Company's Form 10-K (Commission File No. 000-25349) for the fiscal year ended November 30, 2000).

10.2 Form of Salary Continuation Agreement (incorporated by reference to Exhibit
     10.3 to the Company's Registration Statement on Form 10 (Commission File No. 000-25349)). **

10.3 Form of Split Dollar Agreement (incorporated by reference to Exhibit 10.4 to the Company's Registration Statement on Form 10 (Commission File No. 000-25349)). **

10.4 Commitment Letter for line of credit ("BB&T Credit Line") and related Promissory Note, each dated August 1, 2000, between Branch Banking & Trust Company of Virginia and the Company. *

10.5 Commitment Letter renewing and increasing the BB&T Credit Line and related Promissory Note, each dated April 6, 2001, between Branch Banking & Trust Company of Virginia and the Company. *

10.6 Term Loan Agreement, dated September 18, 2000, between the Company and SunTrust Bank (including related Term Note and Negative Pledge Agreement) (See Exhibit 4.4).

10.7 Credit Agreement, dated September 18, 2000, between the Company and the Hooker Furniture Corporation Employee Stock Ownership Plan Trust (including related Non-Recourse Promissory Note and Stock Pledge Agreement) (incorporated by reference to Exhibit 10.7 of the Company's Form 10-K (Commission File No. 000-25349) for the fiscal year ended November 30,
     2000).

21   List of Subsidiaries
     Triwood, Inc., a Virginia Corporation.

----------
*Filed herewith.
**Management contract or compensatory plan.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        HOOKER FURNITURE CORPORATION

February 14, 2002                       /s/ Paul B. Toms, Jr.
                                        ----------------------------------------
                                            Paul B. Toms, Jr.
                                            Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     Signature                                      Title                                        Date
/s/ Paul B. Toms, Jr.                   Chairman, Chief Executive Officer and                February 14, 2002
------------------------------------
    Paul B. Toms, Jr.                   Director
                                        (Principal Executive Officer)

/s/ Douglas C. Williams                 President, Chief Operating Officer and
------------------------------------
    Douglas C. Williams                 Director                                             February 14, 2002

/s/ E. Larry Ryder                      Executive Vice President - Finance and               February 14, 2002
------------------------------------
    E. Larry Ryder                      Administration and Director
                                        (Principal Financial Officer)

/s/ Henry P. Long, Jr.                  Senior Vice President - Merchandising                February 14, 2002
------------------------------------
    Henry P. Long, Jr.                  and Design and Director

/s/ R. Gary Armbrister                  Chief Accounting Officer                             February 14, 2002
------------------------------------
    R. Gary Armbrister                  (Principal Accounting Officer)

/s/ J. Clyde Hooker, Jr.                Director and Chairman Emeritus                       February 14, 2002
------------------------------------
    J. Clyde Hooker, Jr.

/s/ W. Christopher Beeler, Jr.          Director                                             February 14, 2002
------------------------------------
    W. Christopher Beeler, Jr.

/s/ John L. Gregory, III                Director                                             February 14, 2002
------------------------------------
    John L. Gregory, III

/s/ Irving M. Groves, Jr.               Director                                             February 14, 2002
------------------------------------
    Irving M. Groves, Jr.

/s/ A. Frank Hooker, Jr.                Director                                             February 14, 2002
------------------------------------
    A. Frank Hooker, Jr.

/s/ L. Dudley Walker                    Director                                             February 14, 2002
------------------------------------
    L. Dudley Walker

                   HOOKER FURNITURE CORPORATION AND SUBSIDIARY
             INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

                                                                                                               Page
Financial Statements

     Report of Independent Certified Public Accountants ....................................................    F-1

     Consolidated Balance Sheets as of November 30, 2001 and 2000 ..........................................    F-2

     Consolidated Statements of Income for each of the three fiscal years ended November 30, 2001 ..........    F-3

     Consolidated Statements of Cash Flows for each of the three fiscal years ended
     November 30, 2001 .....................................................................................    F-4

     Consolidated Statements of Shareholders' Equity for each of the three fiscal years ended
     November 30, 2001 .....................................................................................    F-5

     Summary of Significant Accounting Policies ............................................................    F-6

     Notes to Consolidated Financial Statements ............................................................    F-8

Financial Statement Schedule

     Report on Financial Statement Schedule ................................................................    S-1

     Schedule II-Valuation and Qualifying Accounts for each of the three fiscal years
     ended November 30, 2001 ...............................................................................    S-1

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
--------------------------------------------------------------------------------
To the Shareholders of
Hooker Furniture Corporation and Subsidiary
Martinsville, Virginia


We have audited the accompanying consolidated balance sheets of Hooker Furniture Corporation and subsidiary as of November 30, 2001 and 2000 and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended November 30, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hooker Furniture Corporation and subsidiary at November 30, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended November 30, 2001, in conformity with accounting principles generally accepted in the United States of America.

/s/BDO Seidman, LLP
-------------------

Richmond, Virginia
December 14, 2001

CONSOLIDATED
BALANCE SHEETS (In thousands, including share data)          Hooker Furniture Corporation and Subsidiary
--------------------------------------------------------------------------------------------------------

As of November 30,                                                     2001                2000
--------------------------------------------------------------------------------------------------------
Assets
--------------------------------------------------------------------------------------------------------

Current assets
    Cash, primarily interest-bearing deposits ....................    $  7,926            $  1,243
    Trade receivables, less allowances of $650 and $610 ..........      29,430              31,019
    Inventories ..................................................      33,522              42,785
    Income tax recoverable .......................................       1,359                 458
    Prepaid expenses and other ...................................       2,368               1,505
                                                                       -------             -------
      Total current assets .......................................      74,605              77,010
Property, plant, and equipment, net ..............................      49,952              48,767
Other assets .....................................................       6,138               7,754
                                                                       -------             -------
    Total assets .................................................    $130,695            $133,531
                                                                       =======             =======


--------------------------------------------------------------------------------------------------------
Liabilities and Shareholders' Equity
--------------------------------------------------------------------------------------------------------

Current liabilities
    Trade accounts payable .......................................    $  4,088            $  5,406
    Accrued salaries, wages, and benefits ........................       4,789               6,470
    Other accrued expenses .......................................       3,374               2,884
    Current maturities of long-term debt .........................       2,730               1,581
                                                                       -------             -------
      Total current liabilities ..................................      14,981              16,341
Long-term debt ...................................................      24,181              27,919
Deferred liabilities .............................................       4,395               3,300
                                                                       -------             -------
    Total liabilities ............................................      43,557              47,560
                                                                       -------             -------

Common stock held by ESOP ........................................       9,397              10,412

Shareholders' Equity
    Common stock, no par value, 10,000 shares authorized,
      7,304 and 7,617 shares issued and outstanding ..............       2,789               2,605
    Unearned ESOP shares (1,663 and 1,761 shares) ................     (20,793)            (22,009)
    Retained earnings ............................................      97,432              94,963
    Accumulated other comprehensive loss .........................      (1,687)
                                                                       -------             -------
      Total shareholders' equity .................................      77,741              75,559
                                                                       -------             -------
        Total liabilities and shareholders' equity ...............    $130,695            $133,531
                                                                       =======             =======

--------------------------------------------------------------------------------------------------------

See accompanying Summary of Significant Accounting Policies and Notes to Financial Statements.

CONSOLIDATED
STATEMENTS OF INCOME (In thousands, except per share data)       Hooker Furniture Corporation and Subsidiary
--------------------------------------------------------------------------------------------------------------

For The Year Ended November 30,                                    2001         2000         1999
--------------------------------------------------------------------------------------------------------------
Net sales .................................................      $221,289     $251,051     $229,238

Cost of sales .............................................       170,008      187,727      171,145
                                                                 --------     --------     --------

   Gross profit ...........................................        51,281       63,324       58,093

Selling and administrative expenses .......................        39,323       40,377       34,559
Restructuring charge ......................................           881
                                                                 --------     --------     --------

   Operating income .....................................          11,077       22,947       23,534

Other income, net .........................................         1,213          792          289
Interest expense ..........................................         2,140          830          647
                                                                 --------     --------     --------

   Income before taxes .................................           10,150       22,909       23,176
Income taxes ..............................................         3,640        7,995        8,881
                                                                 --------     --------     --------

   Net income .........................................          $  6,510     $ 14,914     $ 14,295
                                                                 ========     ========     ========

--------------------------------------------------------------------------------------------------------------

Earnings per share:
     Basic and diluted ....................................      $   1.12     $   2.06     $   1.87
                                                                 ========     ========     ========

Weighted average shares outstanding .......................         5,809        7,257        7,636
                                                                 ========     ========     ========

--------------------------------------------------------------------------------------------------------------

See accompanying Summary of Significant Accounting Policies and Notes to Financial Statements.

CONSOLIDATED
STATEMENTS OF CASH FLOWS  (In thousands)                              Hooker Furniture Corporation and Subsidiary
------------------------------------------------------------------------------------------------------------------

For The Year Ended November 30,                                       2001              2000               1999
------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
    Cash received from customers ...........................       $ 223,845          $ 247,459          $ 226,620
    Cash paid to suppliers and employees ...................        (197,110)          (222,562)          (203,497)
    Income taxes paid, net .................................          (4,484)            (8,028)            (9,288)
    Interest paid, net .....................................          (1,791)              (490)              (570)
                                                                     -------            -------            -------
      Net cash provided by operating activities ............          20,460             16,379             13,265
                                                                     -------            -------            -------

Cash flows from investing activities:
    Purchase of property, plant, and equipment .............          (8,797)           (12,064)            (8,626)
    Acquisition of joint venture, net of cash received .....            (801)
    Sale of property .......................................           2,779                 56
                                                                     -------            -------            -------
      Net cash absorbed by investing activities ............          (6,018)           (12,809)            (8,626)
                                                                     -------            -------            -------

Cash flows from financing activities:
    Proceeds from long-term debt ...........................           2,500             41,000              4,738
    Payments on long-term debt .............................          (5,089)           (18,500)            (9,800)
    Cash dividends paid ....................................          (2,259)            (2,484)            (2,290)
    Purchase and retirement of common stock ................          (2,911)              (755)
    Purchase of common stock by ESOP .......................         (22,500)
                                                                     -------            -------            -------
      Net cash absorbed by financing activities ............          (7,759)            (2,484)            (8,107)
                                                                     -------            -------            -------

Net increase (decrease) in cash ............................           6,683              1,086             (3,468)
Cash at beginning of year ..................................           1,243                157              3,625
                                                                     -------            -------            -------
Cash at end of year ........................................       $   7,926          $   1,243          $     157
                                                                     =======            =======            =======

------------------------------------------------------------------------------------------------------------------

Reconciliation of net income to net cash provided by operating activities:

Net income .................................................       $   6,510          $  14,914          $  14,295
    Depreciation and amortization ..........................           7,592              6,689              4,988
    Non-cash ESOP cost .....................................           1,514                678
    (Gain) loss on disposal of equipment ...................             (59)               111
    Changes in assets and liabilities, net of effect
      from acquisition:
        Trade receivables ..................................           1,589             (4,420)            (3,253)
        Inventories ........................................           9,263             (5,734)            (1,239)
        Prepaid expenses and other assets ..................          (2,848)               (18)              (528)
        Trade accounts payable .............................          (1,318)             1,630               (981)
        Other accrued expenses .............................          (2,133)             1,319                 12
        Deferred liabilities ...............................             350              1,210                (29)
                                                                     -------            -------            -------
          Net cash provided by operating activities ........       $  20,460          $  16,379          $  13,265
                                                                     =======            =======            =======

---------------------------------------------------------------------------------------------------

See accompanying Summary of Significant Accounting Policies and Notes to Financial Statements.

CONSOLIDATED STATEMENTS
OF SHAREHOLDERS' EQUITY (In thousands, except per share data)   Hooker Furniture Corporation and Subsidiary
------------------------------------------------------------------------------------------------------------------

For Each of The Three Years Ended November 30, 2001
------------------------------------------------------------------------------------------------------------------

                                                                                       Accumulated
                                                               Unearned                   Other          Total
                                              Common Stock       ESOP       Retained  Comprehensive  Shareholders'
                                            Shares    Amount    Shares      Earnings       Loss         Equity
------------------------------------------------------------------------------------------------------------------
Balance at November 30, 1998 .............  7,671     $2,435                $71,465                     $73,900

Net income ...............................                                   14,295                      14,295
Cash dividends on common stock
   ($0.30 per share) .....................                                   (2,290)                     (2,290)
Decrease in fair value of shares
    held by ESOP .........................                                       84                          84
Purchase and retirement of
    common stock .........................    (54)       (17)                  (738)                       (755)
                                            -----      -----                 ------                      ------
Balance at November 30, 1999 .............  7,617      2,418                 82,816                      85,234

Net income ...............................                                   14,914                      14,914
Cash dividends on common stock
   ($0.34 per share) .....................                                   (2,484)                     (2,484)
Purchase of shares by ESOP ...............                      $(22,500)                               (22,500)
ESOP cost ................................               187         491                                    678
Increase in fair value of shares
    held by ESOP .........................                                     (283)                       (283)
                                            -----      -----      ------     ------                      ------
Balance at November 30, 2000 .............  7,617      2,605     (22,009)    94,963                      75,559

Net income ...............................                                    6,510                       6,510
Change in unrealized loss on
   interest rate swap ....................                                                $(1,687)       (1,687)
                                                                                                         ------
Total comprehensive income ...............                                                                4,823
                                                                                                         ------
Cash dividends on common stock
   ($0.36 per share) .....................                                   (2,259)                     (2,259)
Purchase and retirement of
    common stock .........................   (313)      (114)                (2,797)                     (2,911)
ESOP cost ................................               298       1,216                                  1,514
Decrease in fair value of shares
    held by ESOP .........................                                    1,015                       1,015
                                            -----      -----      ------     ------         -----        ------
Balance at November 30, 2001 .............  7,304     $2,789    $(20,793)   $97,432       $(1,687)      $77,741
                                            =====      =====      ======     ======         =====        ======

------------------------------------------------------------------------------------------------------------------

See accompanying Summary of Significant Accounting Policies and Notes to Financial Statements.

SUMMARY OF
SIGNIFICANT ACCOUNTING POLICIES     Hooker Furniture Corporation and Subsidiary
--------------------------------------------------------------------------------

Nature of Business
The Company manufactures and imports household and home office furniture for sale to wholesale and retail merchandisers located primarily throughout North America. The Company operates predominantly in one business segment. Substantially all revenues result from the sale of residential furniture products. Substantially all of the Company's trade accounts receivable are due from retailers in this market, which consists of a large number of entities with a broad geographical dispersion.

Consolidation
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Triwood, Inc. All material inter-company accounts and transactions have been eliminated upon consolidation.

Certain items in the financial statements for periods prior to 2001 have been reclassified to conform to the 2001 method of presentation.

Inventories
Inventories are stated at the lower of cost, using the last-in, first-out (LIFO) method, or market.

Property, Plant, and Equipment
Property, plant, and equipment is stated at cost, less allowances for depreciation. Provision for depreciation has been computed (generally by the declining balance method) at annual rates that will amortize the cost of the depreciable assets over their estimated useful lives.

Income Taxes
Deferred income taxes reflect the future tax consequences of differences between the book and tax bases of assets and liabilities.

Fair Value of Financial Instruments
The carrying value for each of the Company's financial instruments (consisting of cash, accounts receivable, accounts payable, and accrued salaries) approximates fair value because of the short-term nature of those instruments. The fair value of the Company's industrial development revenue bonds and term loan is estimated based on the quoted market rates for similar debt with remaining maturity. On November 30, 2001, the carrying value of the industrial development revenue bonds and term loan approximated fair value. The fair value of the Company's interest rate swap agreements is based on values provided by the issuers.

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

Revenue Recognition
Sales are recognized when products are shipped to customers. Substantially all of the Company's trade accounts receivable are from customers in the retail furniture industry. Management periodically performs credit evaluations of its customers and generally does not require collateral. The Company uses credit insurance to minimize credit risk on certain accounts. Shipping and handling fees billed to customers are included in revenue in accordance with Emerging Issues Task Force ("EITF") Issue No. 00-10 "Accounting for Shipping and Handling Fees and Costs". Amounts have been reclassified in the statements of income to conform to the provisions of EITF 00-10.

Long-Lived Assets
Long-lived assets, such as property, plant, and equipment, are evaluated for impairment when events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable through the estimated undiscounted future cash flows from the use of those assets. When any such impairment exists, the related assets will be written down to fair value. No impairment losses have been recorded through November 30, 2001.

Earnings Per Share
Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilutive effect of securities that could share in earnings of the Company. Unallocated ESOP shares are not considered outstanding for purposes of calculating basic and diluted earnings per share. At November 30, 2001, there were no securities that had a dilutive effect.

SUMMARY OF
SIGNIFICANT ACCOUNTING POLICIES
(Continued)                          Hooker Furniture Corporation and Subsidiary
--------------------------------------------------------------------------------

Accounting Pronouncements
In June 1998, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS 133 as amended by SFAS 137 and 138, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain requirements are met, a derivative may be specifically designated as a hedge and an entity that elects to apply hedge accounting is required to establish at the inception of the hedge the method it will use for assessing the effectiveness of the hedging derivative and the measurement approach for determining the ineffective aspect of the hedge. Those methods must be consistent with the entity's approach to managing risk. The Company adopted SFAS 133 in the first quarter of 2001. At the time of adoption, SFAS 133 did not have a material effect on the Company's financial statements. See "Note 4 - Derivatives" for additional discussion regarding the effect of SFAS 133 on the Company's Financial Statements since adoption.

In July 2001, the FASB issued SFAS 141, "Business Combinations", which became effective July 1, 2001. SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001, and eliminates the pooling-of-interests method. The adoption of SFAS 141 has not had an effect on the Company's financial statements.

In July 2001, the FASB issued SFAS 142, "Goodwill and Other Intangible Assets". This statement is effective for fiscal years beginning after December 15, 2001. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing, recognized intangibles as goodwill, reassessment of the useful lives of existing, recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairment of goodwill. SFAS 142 also requires a transitional goodwill impairment test six months from the date of adoption and further requires an evaluation of the carrying value of goodwill for impairment annually thereafter. The Company believes the adoption of SFAS 142 will not have an effect on the Company's financial statements.

In October 2001, the FASB issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". This statement also amends Accounting Research Bulletin No. 51, "Consolidated Financial Statements", to eliminate the exception to consolidation for a subsidiary where control is likely to be temporary. This statement requires that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. This statement also broadens the presentation of discontinued operations to include more disposal transactions. SFAS 144 is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The Company believes the adoption of SFAS 144 will not have a material effect on the Company's financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in tables, except per share amounts, in thousands unless
otherwise indicated)       Hooker Furniture Corporation and Subsidiary
--------------------------------------------------------------------------------

NOTE 1 - INVENTORIES

                                                         November 30,
                                                    2001             2000

Finished furniture .............................  $33,481          $38,408
Furniture in process ...........................    1,712            2,647
Materials and supplies .........................    9,685           12,883
                                                   ------           ------
  Inventories at FIFO ..........................   44,878           53,938
Reduction to LIFO basis ........................   11,356           11,153
                                                   ------           ------
  Inventories ..................................  $33,522          $42,785
                                                   ======           ======

If the first-in, first-out (FIFO) method had been used in valuing all inventories, net income would have been $6.6 million in 2001, $16.0 million in 2000, and $14.5 million in 1999.

NOTE 2 - PROPERTY, PLANT, AND EQUIPMENT

                                                         Depreciable              November 30,
                                                      Lives (In years)        2001           2000
Buildings ..........................................      15 - 40         $ 44,314        $ 43,285
Machinery and equipment ............................       8 - 20           46,231          43,032
Furniture and fixtures .............................       5 - 10           17,404          13,495
Other ..............................................       3 - 30            3,291           2,927
                                                                           -------         -------
   Total depreciable property at cost ..............                       111,240         102,739
Accumulated depreciation ...........................                        62,574          55,258
                                                                           -------         -------
   Total depreciable property, net .................                        48,666          47,481
Land ...............................................                         1,286           1,286
                                                                           -------         -------
   Property, plant, and equipment, net .............                      $ 49,952        $ 48,767
                                                                           =======         =======


NOTE 3 - LONG-TERM DEBT

                                                               November 30,
                                                           2001           2000
Term loan ............................................   $20,511        $22,500
Industrial development revenue bonds .................     6,400          7,000
                                                          ------         ------
    Total debt outstanding ...........................    26,911         29,500
Less current maturities ..............................     2,730          1,581
                                                          ------         ------
   Long-term debt ....................................   $24,181        $27,919
                                                          ======         ======

The Company entered the term loan in September 2000. The term loan bears interest at a variable rate (2.7% on November 30, 2001) and is unsecured. Principal and interest payments are due quarterly through December 1, 2010.

The industrial development revenue bonds, issued in 1996, are secured by a letter of credit. Interest is payable monthly at a variable rate (1.7% on November 30, 2001). The Company prepaid $600,000 of the bonds in November 2001, in connection with an examination of these bonds by the Internal Revenue Service. The remaining principal is due from 2004 through 2006.

The Company has entered into interest rate swap agreements in connection with its term loan and industrial development revenue bonds. See "Note 4 - Derivatives".

The Company has aggregate available lines of credit of $33.0 million to fund its working capital needs, including an unsecured revolving line of credit that provides for borrowings of up to $10.0 million at a variable interest rate (2.6% on November 30, 2001). The Company utilizes letters of credit issued against its lines of credit to collateralize imported inventory purchases and certain insurance arrangements. Outstanding letters of credit on November 30, 2001, were $7.8 million. As of November 30, 2001, $25.2 million of additional borrowings were available under these lines of credit.

The debt instruments contain, among other things, certain covenants as to minimum tangible net worth, net equity ratio, current ratio, and debt coverage ratio. The Company was in compliance with these covenants as of November 30, 2001. Annual debt service requirements are $2.7 million in 2002, $2.8 million in 2003, $5.2 million in 2004, $5.3 million in 2005, $4.5 million in 2006, and $6.4 million thereafter.

NOTE 4 - DERIVATIVES

The Company uses interest rate swap agreements to manage variable interest rate exposures on its long-term debt. Consequently, the Company adopted SFAS 133 and 138, both entitled "Accounting for Derivative Instruments and Hedging

(Dollar amounts in tables, except per share amounts, in thousands unless
otherwise indicated)     Hooker Furniture Corporation and Subsidiary
--------------------------------------------------------------------------------

Activities" in the first quarter of 2001. SFAS 133 as amended by SFAS 138 (collectively the "Standards") requires the recognition of derivatives as either assets or liabilities on the balance sheet and the measurement of those instruments at fair value. The Company's objective for holding these derivatives is to decrease the volatility of future cash flows associated with interest payments on its variable rate debt. The Company does not hold or issue derivative instruments for trading purposes. The Company's swap agreements in effect, provide a fixed interest rate of 4.7% on its industrial revenue bonds through 2006, and 7.4% on its term loan through 2010. The notional principal values of these agreements are substantially equal to the outstanding long-term debt balances. Differences between amounts paid and amounts received under the contracts are recognized in interest expense.

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

At the time of adoption, SFAS 133 did not have a material effect on the Company's financial statements. However, during 2001, the Company recognized a decrease in the aggregate fair market value of its swap agreements, resulting from the general decline in interest rates that occurred during the fiscal year. The decrease in the aggregate fair market value of the effective portion of the agreements of $1.7 million after tax ($2.7 million pretax) is reflected under the caption "accumulated other comprehensive loss" in the balance sheets. The Company also recognized additional interest expense of $109,000 in 2001, reflecting the ineffective portion of agreements' decrease in value. Approximately $1.1 million of the existing decrease in fair market value of the agreements is expected to be reclassified into earnings during the next 12 months.

NOTE 5 - EMPLOYEE BENEFIT PLANS
Employee Stock Ownership Plan
The Company sponsors a leveraged employee stock ownership plan (the "ESOP") to provide retirement benefits for eligible employees, allowing them to share on a noncontributory basis in the growth of the Company, and allowing them to accumulate a beneficial ownership interest in the common stock of the Company. The ESOP covers substantially all employees.

Shares contributed to the ESOP are valued at fair market value as determined by an independent appraisal. Dividends paid on allocated shares held by the ESOP are charged to retained earnings. The Company is obligated under certain circumstances to repurchase shares held by the ESOP. Therefore the estimated value of the allocated ESOP shares is classified as "common stock held by ESOP" outside of shareholders' equity. The annual repurchase obligation has been funded principally with discretionary Company contributions. The Company has also opted, in accordance with the Plan, to redeem shares from certain terminating participants, in lieu of funding the repurchase obligation through the plan.

In September 2000, the ESOP completed a tender offer for 1.8 million shares of the Company's common stock at a price of $12.50 per share. In connection with the tender offer, the Company borrowed $22.5 million under a 10-year term loan, at an effective interest rate of 7.4% per annum, and loaned the proceeds to the ESOP. The ESOP issued a 25-year note to the Company bearing interest at 8% (the "ESOP loan"). The ESOP will repay the ESOP loan from Company contributions and dividends. The cost of unallocated shares held by the ESOP is reported in the balance sheets as "unearned ESOP shares". The Company will release shares to eligible employees over the 25-year period based on the principal and interest payments made by the ESOP on the ESOP loan. Compensation expense is recorded for shares "committed to be released" to employees based on fair market value. The fair market value of unallocated shares on November 30, 2001, was $24.0 million. Through November 30, 2001, 652,000 shares were allocated or committed to be allocated to participants. The cost of the ESOP, including cash contributions and the fair market value of shares released, amounted to $2.2 million in 2001, $1.2 million in 2000, and $798,000 in 1999.

Employee Savings Plan
The Company sponsors the Employees' Savings Plan covering substantially all employees. The plan is a qualified 401(k) savings plan that is designed to permit employees of the Company to meet their savings goals and provide them with funds for retirement. A participant in the plan may contribute an amount not less than 1%, nor more than 16%, of their compensation. The Company contributes 50% of the amount contributed by the participant, up to 6% of their compensation, as a matching cash contribution. Contributions to the plan by the Company amounted to $657,000 in 2001, $675,000 in 2000, and $667,000 in 1999.

Salary Continuation Agreements
The Company maintains a salary continuation plan for certain management employees. These are un-funded agreements with all benefits paid out of the general assets of the Company when the employee retires. The amount of benefits to be paid is specified in each individual agreement. The accrued liabilities relating to this plan of $2.8 million and $2.4 million at November 30, 2001 and 2000, respectively, are included in "accrued salaries, wages, and benefits" and "deferred liabilities". The cost of the plan amounted to $468,000 in 2001, $302,000 in 2000 and $406,000 in 1999.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Dollar amounts in tables, except per share amounts, in thousands unless otherwise indicated) Hooker Furniture Corporation and Subsidiary
--------------------------------------------------------------------------------

NOTE 6 - INCOME TAXES

The provision for income taxes:                                        For The Years Ended November 30,
                                                                        2001          2000          1999
   Federal .......................................................     $3,189        $7,085       $7,917
   State .........................................................        451           910          964
                                                                        -----         -----        -----
       Total .....................................................     $3,640        $7,995       $8,881
                                                                        =====         =====        =====

The effective income tax rate differed from the federal statutory tax rate, as follows:

                                                                       For The Years Ended November 30,
                                                                        2001          2000           1999
Income taxes at statutory rate ...................................       35.0%         35.0%         35.0%
Increase (decrease) in tax rate resulting from:
   State taxes, net of federal benefit ...........................        2.9           2.6           2.7
   Federal tax rate differential due to lower tax brackets .......       (1.0)
   Other ........................................................        (1.1)         (2.7)          0.6
                                                                         ----          ----          ----
      Effective income tax rate ..................................       35.8%         34.9%         38.3%
                                                                         ====          ====          ====

Deferred income tax assets (liabilities):                                   November 30,
                                                                        2001            2000
Assets
    Deferred compensation ........................................     $1,068          $ 929
    Interest rate swap ...........................................      1,033
    Inventory ....................................................         75            103
    Allowance for bad debts ......................................        247            115
    Employee benefits ............................................                       143
    Other ........................................................        192            150
                                                                        -----          -----
        Total deferred tax assets ................................      2,615          1,440
                                                                        -----          -----
Liabilities

    Property .....................................................     (1,958)        (2,342)
    Employee benefits ............................................       (285)
    Other ........................................................        (41)           (75)
                                                                        -----          -----
        Total deferred tax liabilities ............................... (2,284)        (2,417)
                                                                        -----          -----
          Net deferred tax asset (liability) .......................   $  331         $ (977)
                                                                        =====          =====

The net deferred tax asset is included in the balance sheets under "other assets". The net deferred tax liability is included in the balance sheets under "deferred liabilities".

NOTE 7 - INVESTMENT IN SUBSIDIARY
On June 30, 2000, the Company acquired all remaining outstanding shares of Triwood, Inc. ("Triwood"), a joint venture in which the Company had been a 50% shareholder, for an aggregate consideration of $1.9 million. Triwood formerly produced particleboard for furniture manufacturing. During 1998, the joint venture was cited by the Environmental Protection Agency ("EPA") for a violation of certain regulations under the Clean Air Act Amendments of 1990. The joint venture members elected to cease operations in November 1998. The purchase price included the assumption by the Company of the first $100,000 of liability, if any, related to the 1998 EPA citation. Pursuant to an indemnification agreement, the Company and the other former joint venture owner will share equally, any liability in excess of $100,000. Based upon its most recent information, management does not believe the Company's share of the liability, if any, will be material to the Company's consolidated financial statements.

The acquisition was accounted for using the purchase method of accounting; and, accordingly the purchase price, which approximated the fair values of net assets acquired, has been allocated to the assets purchased (primarily land, building, and deferred tax assets) and the liabilities assumed based upon their fair values at the date of acquisition. Subsequent to

(Dollar amounts in tables, except per share amounts, in thousands unless otherwise indicated) Hooker Furniture Corporation and Subsidiary
--------------------------------------------------------------------------------

the acquisition the Company has operated its import furniture business as a wholly-owned subsidiary through Triwood.

On May 31, 2001, Triwood sold land and a building to a third party for $2.7 million in cash, the approximate carrying value of the property.

NOTE 8 - RESTRUCTURING CHARGE
On August 30, 2001, the Company announced the downsizing of the workforce at its Martinsville, Virginia plant to make it more efficient and bring it in line with the capacity of its other plants. The downsizing involved a workforce reduction of approximately 100 employees, or about 5% of the Company's total workforce.

In connection with the downsizing, the Company recorded a restructuring charge of $881,000 pretax, consisting of severance and early retirement benefits for the terminated employees. As of November 30, 2001, substantially all of the benefits had been paid.

NOTE 9 - QUARTERLY DATA (Unaudited)

                                                                            Fiscal Quarter
                                                           First          Second         Third         Fourth
2001
Net sales .............................................   $55,924          $55,578        $50,606      $59,181
Gross profit ..........................................    13,600           12,630         10,781       14,270
Net income ............................................     2,443            1,368            167        2,532
Basic and diluted earnings per share ..................      0.42             0.23           0.03         0.45

2000
Net sales .............................................   $56,680          $66,495        $61,538      $66,338
Gross profit ..........................................    14,242           17,369         16,400       15,313
Net income ............................................     3,169            4,434          4,129        3,182
Basic and diluted earnings per share ..................      0.42             0.58           0.54         0.52


The quarterly data reflects the effect of certain reclassification adjustments made between "net sales", "cost of sales", and "selling and administrative expenses" to conform with the current method of presentation.

Earnings per share for each quarter is derived using the weighted average shares outstanding during the quarter. Earnings per share for the year is derived using the weighted average shares outstanding on an annual basis. Consequently, the sum of earnings per share for the quarters may not equal earnings per share for the full year.

NOTE 10 - OTHER COMPREHENSIVE LOSS
                                                             November 30,
                                                                  2001

Loss on interest rate swaps ...........................         $3,280
Less amount reclassified to interest expense ..........            559
                                                                 -----
    Other comprehensive loss before tax ...............          2,721
Income tax benefit ....................................          1,034
                                                                 -----
    Other comprehensive loss, net of tax ..............         $1,687
                                                                 =====

The amount reclassified to interest expense includes $109,000 related to the ineffective portion of the interest rate swap agreements.

NOTE 11 - COMMON STOCK
In June and September 2001, the Company's Board of Directors authorized the repurchase of up to an aggregate $5.2 million of the Company's common stock. Repurchases may be made from time to time in the open market, or in privately negotiated transactions, at prevailing market prices that the Company deems appropriate. Through November 30, 2001, the Company has repurchased 286,000 shares at a total cost of $2.4 million or an average of $8.47 per share. Based on the market value of the common stock as of November 30, 2001, the remaining $2.8 million of the authorization would allow the Company to repurchase approximately 4.5% of the 7.3 million shares outstanding, or 6.6% of the Company's outstanding shares excluding the 2.3 million shares held by the ESOP.

During 2001, the Company also redeemed 27,000 shares from terminating ESOP participants at a total cost of $488,000, or $17.95 per share as required by the terms of the ESOP plan.

REPORT ON FINANCIAL STATEMENT SCHEDULE
--------------------------------------------------------------------------------

The audits referred to in our report dated December 14, 2001, relating to the consolidated financial statements of Hooker Furniture Corporation and Subsidiary, which are contained in Item 8 of the Form 10-K included the audits of the financial statement schedule listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statement schedule based upon our audits.

In our opinion such financial statement schedule presents fairly, in all material respects, the information set forth therein.



/s/BDO Seidman, LLP


Richmond, Virginia
December 14, 2001


SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS (In thousands)                         Hooker Furniture Corporation and Subsidiary
--------------------------------------------------------------------------------------------------------------------

For Each of the Three Fiscal Years Ended November 30, 2001
--------------------------------------------------------------------------------------------------------------------
                                                  Balance at      Charged to                           Balance at
                                                  Beginning        Costs and                             End of
Year            Description                        of Period       Expenses         Deductions (1)       Period

2001    Allowance for doubtful accounts ........       $610            $711               $671            $650

2000    Allowance for doubtful accounts.........        525             736                651             610

1999    Allowance for doubtful accounts ........        500             387                362             525

--------------------------------------------------------------------------------------------------------------------

(1) Uncollectible receivables written off, net of recoveries.

                                  EXHIBIT INDEX

Exhibit       Description
-------       -----------

3.1 Amended and Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form 10 (Commission File No. 000-25349)).

3.2 Articles of Amendment to Amended and Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.3 to the Company's Registration Statement on Form 10 (Commission File No. 000-25349)).

3.3 Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.3 to the Company's Registration Statement on Form 10 (Commission File No. 000-25349)).

4.1      Amended and Restated Articles of Incorporation of the Company (See
         Exhibit 3.1).

4.2 Articles of Amendment to Amended and Restated Articles of Incorporation of the Company (See Exhibit 3.2).

4.3      Amended and Restated Bylaws of the Company (See Exhibit 3.3).

4.4 Term Loan Agreement, dated September 18, 2000, between the Company and SunTrust Bank (including related Term Note and Negative Pledge Agreement) (incorporated by reference to Exhibit 4.4 of the Company's Form 10-K (Commission File No. 000-25349) for the fiscal year ended November 30, 2000).

         Pursuant to Regulation S-K, Item 601(b)(4)(iii), instruments evidencing long-term debt less than 10% of the Company's total assets have been omitted and will be furnished to the Securities and Exchange Commission upon request.

10.1 Lease dated August 3, 2000, between International Home Furnishings Center and the Company (incorporated by reference to Exhibit 10.1 of the Company's Form 10-K (Commission File No. 000-25349) for the fiscal year ended November 30, 2000).

10.2     Form of Salary Continuation Agreement (incorporated by reference to
         Exhibit 10.3 to the Company's Registration Statement on Form 10 (Commission File No. 000-25349)). **

10.3     Form of Split Dollar Agreement (incorporated by reference to Exhibit
         10.4 to the Company's Registration Statement on Form 10 (Commission File No. 000-25349)). **

10.4 Commitment Letter for line of credit ("BB&T Credit Line") and related Promissory Note, each dated August 1, 2000, between Branch Banking & Trust Company of Virginia and the Company. *

10.5 Commitment Letter renewing and increasing the BB&T Credit Line and related Promissory Note, each dated April 6, 2001, between Branch Banking & Trust Company of Virginia and the Company.*

10.6 Term Loan Agreement, dated September 18, 2000, between the Company and SunTrust Bank (including related Term Note and Negative Pledge Agreement) (See Exhibit 4.4).

10.7 Credit Agreement, dated September 18, 2000, between the Company and the Hooker Furniture Corporation Employee Stock Ownership Plan Trust (including related Non-Recourse Promissory Note and Stock Pledge Agreement) (incorporated by reference to Exhibit 10.7 of the Company's Form 10-K (Commission File No. 000-25349) for the fiscal year ended November 30, 2000).

21       List of Subsidiaries
         Triwood, Inc., a Virginia Corporation.

---------
*Filed herewith.
**Management contract or compensatory plan.