Form 10-Q
period 2002-02-28
HOOKER FURNITURE CORP
filed 2002-04-12
CIK 1077688

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    Form 10-Q

(Mark One)

  X     Quarterly report pursuant to Section 13 or 15(d) of the Securities
 ----   Exchange Act of 1934

               For the quarterly period ended February 28, 2002 or


  ____ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the transition period from_____ to_____.

                        Commission file number 000-25349.

                          HOOKER FURNITURE CORPORATION
             (Exact name of registrant as specified in its charter)

            Virginia                                   54-0251350
(State or other jurisdiction of            (IRS Employer Identification No.)
 incorporation or organization)

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

                                  YES X    NO_____
                                      --

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of March 28, 2002.

             Common stock, no par value                     7,277,052
               (Class of common stock)                 (Number of shares)

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                          HOOKER FURNITURE CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, including share data)

                                                                                     (Unaudited)
                                                                                     February 28,    November 30,
                                                                                         2002            2001
Assets
Current assets
   Cash, primarily interest-bearing deposits.................................         $ 15,157         $  7,926
   Trade receivables, less allowances of $662 and $620.......................           31,291           29,430
   Inventories...............................................................           27,639           33,522
   Income tax recoverable....................................................                             1,359
   Prepaid expenses and other................................................            2,106            2,368
                                                                                       -------          -------
      Total current assets...................................................           76,193           74,605
Property, plant, and equipment, net..........................................           50,110           49,952
Other assets.................................................................            6,138            6,138
                                                                                       -------          -------
      Total assets...........................................................         $132,441         $130,695
                                                                                       =======          =======

Liabilities and Shareholders' Equity
Current liabilities
   Trade accounts payable....................................................         $  3,132         $  4,088
   Accrued salaries, wages, and benefits.....................................            4,837            4,789
   Other accrued expenses....................................................            4,294            3,374
   Current maturities of long-term debt......................................            2,771            2,730
                                                                                       -------          -------
     Total current liabilities...............................................           15,034           14,981
Long-term debt...............................................................           23,505           24,181
Other long-term liabilities..................................................            4,221            4,395
                                                                                       -------          -------
   Total liabilities.........................................................           42,760           43,557
                                                                                       -------          -------

Common stock held by ESOP....................................................            9,659            9,397

Shareholders' equity
Common stock, no par value, 10,000 shares authorized,
   7,277 and 7,617 shares issued and outstanding.............................            2,824            2,789
Unearned ESOP shares (1,639 and 1,761 shares)................................          (20,490)         (20,793)
Retained earnings ...........................................................           99,359           97,432
Accumulated other comprehensive loss ........................................           (1,671)          (1,687)
                                                                                       -------          -------
     Total shareholders' equity..............................................           80,022           77,741
                                                                                       -------          -------
       Total liabilities and shareholders' equity............................         $132,441         $130,695
                                                                                       =======          =======


    The accompanying notes are an integral part of the financial statements.

                          HOOKER FURNITURE CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                      (In thousands, except per share data)

                                                                           Three Months Ended
                                                                      February 28,       February 28,
                                                                       2002                  2001
Net sales............................................                $60,929               $55,924

Cost of sales........................................                 45,528                42,324
                                                                      ------                ------

     Gross profit....................................                 15,401                13,600

Selling and administrative expenses..................                  9,849                 9,461
                                                                      ------                ------

     Operating income................................                  5,552                 4,139

Other income, net....................................                    167                   305

Interest expense.....................................                    511                   505
                                                                      ------                ------

     Income before taxes.............................                  5,208                 3,939

Income taxes.........................................                  1,979                 1,496
                                                                      ------                ------

     Net income......................................                $ 3,229               $ 2,443
                                                                      ======                ======

Earnings per share:
     Basic and diluted...............................                $  0.57               $  0.42
                                                                      ======                ======

     Weighted average shares outstanding.............                  5,621                 5,857
                                                                      ======                ======

    The accompanying notes are an integral part of the financial statements.

                          HOOKER FURNITURE CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                                                            Three Months Ended
                                                                                      February 28,     February 28,
                                                                                         2002             2001
Cash flows from operating activities:
   Cash received from customers............................................             $59,199          $58,867
   Cash paid to suppliers and employees....................................             (47,853)         (53,466)
   Income taxes paid, net..................................................                  (7)          (1,065)
   Interest paid, net......................................................                (445)            (417)
                                                                                         ------           ------
    Net cash provided by operating activities..............................              10,894            3,919
                                                                                         ------           ------

Cash flows from investing activities:
   Purchase of property, plant, and equipment, net of disposals............              (1,978)          (2,615)
                                                                                         ------           ------
    Net cash absorbed by investing activities..............................              (1,978)          (2,615)
                                                                                         ------           ------

Cash flows from financing activities:
   Proceeds from long-term debt............................................                                2,500
   Payments on long-term debt..............................................                (635)          (2,477)
   Cash dividends paid.....................................................                (563)            (549)
   Purchase and retirement of common stock.................................                (487)
                                                                                         ------           ------
    Net cash absorbed by financing activities..............................              (1,685)            (526)
                                                                                         ------           ------

Net increase in cash.......................................................               7,231              778
Cash at beginning of year..................................................               7,926            1,243
                                                                                         ------           ------
Cash at end of period......................................................             $15,157          $ 2,021
                                                                                         ======           ======

Reconciliation of net income to net cash provided
   by operating activities:
   Net income..............................................................             $ 3,229          $ 2,443
     Depreciation and amortization.........................................               1,816            1,730
     Non-cash ESOP cost....................................................                 348              329
     Loss on disposal of property..........................................                   4
     Changes in assets and liabilities:
       Trade receivables...................................................              (1,861)           2,661
       Inventories.........................................................               5,883            3,779
       Prepaid expenses and other assets...................................               1,621             (145)
       Trade accounts payable..............................................                (956)          (3,657)
       Other accrued expenses..............................................                 994           (3,145)
       Other long-term liabilities.........................................                (184)             (76)
                                                                                         ------           ------
     Net cash provided by operating activities.............................             $10,894          $ 3,919
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

                          HOOKER FURNITURE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       (Dollar amounts in tables, in thousands unless otherwise indicated)

 1. Preparation of Interim Financial Statements

The consolidated financial statements of Hooker Furniture Corporation (referred to as "Hooker" or the "Company") have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC"). In the opinion of management, these statements include all adjustments necessary for a fair presentation of the results of all interim periods reported herein. All such adjustments are of a normal recurring nature. Certain information and footnote disclosures prepared in accordance with generally accepted accounting principles are condensed or omitted pursuant to SEC rules and regulations. However, management believes that the disclosures made are adequate for a fair presentation of results of operations and financial position. Operating results for the interim periods reported herein may not be indicative of the results expected for the year. These financial statements should be read in conjunction with the financial statements and accompanying notes included in the Company's Annual Report on Form 10K for the fiscal year ended November 30, 2001.

 2. Inventories

                                                   (Unaudited)
                                                   February 28,   November 30,
                                                      2002           2001

    Finished furniture............................   $28,905        $33,481
    Furniture in process..........................     2,045          1,712
    Materials and supplies........................     8,320          9,685
                                                      ------         ------
        Inventories at FIFO.......................    39,270         44,878
    Reduction to LIFO basis.......................    11,631         11,356
                                                      ------         ------
        Inventories...............................   $27,639        $33,522
                                                      ======         ======

 3. Property, Plant, and Equipment

                                                   (Unaudited)
                                                   February 28,   November 30,
                                                      2002           2001

    Buildings.....................................  $ 44,524       $ 44,314
    Machinery and equipment.......................    46,811         46,231
    Furniture and fixtures........................    18,307         17,404
    Other.........................................     3,590          3,291
                                                     -------        -------
        Total depreciable property at cost........   113,232        111,240
    Accumulated depreciation......................    64,408         62,574
                                                     -------        -------
        Total depreciable property, net...........    48,824         48,666
    Land..........................................     1,286          1,286
                                                     -------        -------
        Property, plant, and equipment, net.......  $ 50,110       $ 49,952
                                                     =======        =======

 4. Long-Term Debt

                                                 (Unaudited)
                                                 February 28, November 30,
                                                    2002         2001

    Term loan.................................     $19,876      $20,511
    Industrial revenue bonds .................       6,400        6,400
                                                    ------       ------
        Total debt outstanding................      26,276       26,911
    Less current maturities...................       2,771        2,730
                                                    ------       ------
        Long-term debt........................     $23,505      $24,181
                                                    ======       ======

5.  Assets Held For Sale

The Company owns an 189,000 square foot warehouse facility located in Martinsville, Virginia that is idle and presently held for sale or lease. This facility has a carrying value of $1.7 million, stated at the lower of carrying value, or fair value net of estimated selling expenses, and is classified in the balance sheets as "other assets."

6.  Common Stock

During the first quarter of 2002, the Company redeemed 27,000 shares from terminating ESOP participants at a total cost of $487,000, or $17.95 per share as required by the terms of the ESOP plan. Approximately 13,000 of the shares redeemed were from ESOP participants who terminated in connection with the Martinsville downsizing, which occurred in August 2001.

7.  Other Comprehensive Income

                                                                (Unaudited)
                                                             Three Months Ended
                                                                February 28,
                                                                    2002

    Portion of interest rate swaps' fair value
        reclassified to interest expense.....................       $331
    Loss on interest rate swaps..............................        306
                                                                     ---
        Other comprehensive income before tax................         25
    Income tax expense.......................................          9
                                                                     ---
        Other comprehensive income, net of tax...............       $ 16
                                                                     ===

The amount reclassified to interest expense includes $25,000 related to the ineffective portion of the interest rate swap agreements.

                          HOOKER FURNITURE CORPORATION

Item 2. Management's Discussion and Analysis

Results of Operations

Net sales of $60.9 million for the first quarter ended February 28, 2002, increased 8.9% from $55.9 million in the first quarter of 2001. Increased unit volume in imported product lines and home office furniture was partially offset by lower unit volume in bedroom furniture, entertainment centers, and wall systems. Average selling prices were lower during the 2002 period due to the mix of products shipped (primarily higher imported furniture shipments). The improvement in net sales reflected improved business conditions at retail and higher incoming order rates experienced since October 2001.

Gross profit margin increased to 25.3% in the 2002 first quarter, compared to 24.3% in the 2001 period. Most of this improvement can be attributed to a decrease in the delivered cost of imported furniture as a percentage of sales volume. Also, the Company shipped more "higher margin" goods (principally imported products) as a percentage of total volume. In addition, raw material costs, principally lumber and wood products, decreased as a percentage of sales volume during the 2002 period. These positive factors were partially offset by an increase in overhead costs, primarily medical benefits, as a percentage of sales volume. The Company's six manufacturing facilities have been working normal 40-hour-per-week schedules since September 10, 2001. During the later part of the first quarter 2002, the Company began working selected overtime in some plants.

Selling and administrative expenses increased $388,000 to $9.8 million for the 2002 first quarter from $9.5 million in the comparable 2001 period. The increase in expenses was due principally to higher selling expenses to support increased sales (principally sales commissions) and higher depreciation expense related to new technology placed in service during the past twelve months. These increases in expenses were partially offset by lower costs related to the Company's showroom. During the 2001 period, the Company incurred additional expenses related to the addition of 14,000 square feet to its High Point, NC showroom space. Selling and administrative expenses as a percentage of net sales decreased to 16.1% in the 2002 quarter from 16.9% in the 2001 period as a result of higher net sales in the 2002 period.

As a result of the above, operating income increased to $5.6 million, or 9.1% of net sales, in the 2002 first quarter, from $4.1 million, or 7.4% of net sales, in the comparable 2001 period.

Other income for the 2002 first quarter declined to $167,000 from $305,000 in the prior year quarter due to lower rental income. During the first quarter of 2001, the Company received rental income for land and a building that was sold on May 31, 2001 and for a warehouse facility under a lease agreement that terminated in August 2001. The warehouse facility, which is presently held for sale or lease, has a carrying value of $1.7 million stated at the lower of carrying value, or fair value net of estimated selling expenses.

The Company's effective tax rate approximated 38.0% in each of the 2002 and 2001 quarters.

Net income increased 32.2% to $3.2 million for first quarter 2002, compared to $2.4 million, in the comparable 2001 period. Earnings per share increased 35.7% to $.57 for the 2002 first quarter from $.42 in the year earlier period.

Financial Condition, Liquidity, and Capital Resources

As of February 28, 2002, assets totaled $132.4 million, increasing from $130.7 million at November 30, 2001. Shareholders' equity at February 28, 2002, was $80.0 million, compared to $77.7 million at November 30, 2001. The Company's long-term debt, including current maturities, was $26.3 million at February 28, 2002, declining from $26.9 million at November 30, 2001. Working capital increased to $61.2 million as of February 28, 2002, from $59.6 million at the end of fiscal 2001, reflecting a $7.2 million increase in cash and a $1.9 million increase in trade receivables, partially offset by declines of $5.9 million in inventories and $1.6 million in other assets.

During the first quarter ended February 28, 2002, cash generated from operations ($10.9 million) funded an increase in available cash ($7.2 million), capital expenditures ($2.0 million), repayment of long-term debt ($635,000), dividend payments ($563,000), and the purchase and retirement of common stock ($487,000). During the comparable 2001 period, cash generated from operations ($3.9 million) funded capital expenditures ($2.6 million), an increase in available cash ($778,000), and dividend payments ($549,000).

Cash generated from operations of $10.9 million during the 2002 period increased $7.0 million from $3.9 million in the comparable 2001 period. The increase is due to lower payments to suppliers and employees, lower tax payments, and higher cash received from customers. Payments to suppliers and employees decreased $5.6 million, principally a reflection of higher current liabilities and lower inventory levels partially offset by higher cost of goods sold. Cash received from customers increased $332,000 as a result of higher sales, partially offset by higher trade receivables. Tax payments decreased $1.1 million due the timing of amounts due in each respective period.

Investing activities consumed $2.0 million during the 2002 period compared to $2.6 million in the comparable 2001 period. Expenditures in each year were incurred principally for plant, equipment, and other assets to maintain and enhance the Company's facilities and business operating systems.

The Company used cash of $1.7 million for financing activities in the 2002 period compared to $526,000 in the 2001 period. During the 2002 quarter, the Company repaid $635,000 of long-term debt, paid dividends of $563,000, and redeemed 27,000 shares of common stock from terminating ESOP participants at a total cost of $487,000, or $17.95 per share, as required by the terms of the ESOP plan. During the 2001 period, the Company paid dividends of $549,000.

In 2001, the Company's Board of Directors authorized the repurchase of up to an aggregate of $5.2 million of the Company's common stock. Repurchases may be made from time to time in the open market, or in privately negotiated transactions, at prevailing market prices that the Company deems appropriate. Through February 28, 2002, the Company has repurchased 286,000 shares at a total cost of $2.4 million or an average of $8.47 per share. Based on the market value of the common stock as of March 28, 2002, the remaining $2.8 million of the authorization would allow the Company to repurchase approximately 2.7% of the
7.3 million shares outstanding, or 4.0% of the Company's outstanding shares excluding the 2.3 million shares held by the ESOP.

On February 28, 2002, the Company had $9.6 million available under its revolving line of credit and $12.9 million available under additional lines of credit to fund working capital needs. The Company believes it has the financial resources (including available cash, cash flow from operations, and lines of credit) needed to meet business requirements for the foreseeable future including capital expenditures, working capital, purchases under the stock repurchase program, and dividends on the Company's common stock. Cash flow from operations is highly dependent on order rates and the Company's operating performance.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risk from changes in interest rates and foreign currency exchange rates, which could impact its results of operations and financial condition. The Company manages its exposure to these risks through its normal operating and financing activities and through the use of interest rate swap agreements with respect to interest rates.

The Company's obligations under its lines of credit, industrial revenue bonds, and term loan bear interest at variable rates. The Company has entered into interest rate swap agreements that, in effect, fix the rate of interest on the industrial revenue bonds at 4.7% through 2006 and on the term loan at 7.4% through 2010. There were no other material derivative instrument transactions during any of the periods presented. As of February 28, 2002, $6.4 million was outstanding under the Company's industrial revenue bonds and $19.9 million was outstanding under the term loan. No balance was outstanding under the Company's lines of credit as of February 28, 2002. A 10% fluctuation in market interest rates would not have a material impact on the Company's results of operations or financial condition.

For imported products, the Company generally negotiates firm pricing with its foreign suppliers, for periods typically of up to one year. The Company accepts the exposure to exchange rate movements beyond these negotiated periods without using derivative financial instruments to manage this risk. Since the Company transacts its purchases of import products in U.S. Dollars, a decline in the relative value of the U.S. Dollar could increase the cost of the products the Company imports. As a result, a weakening U.S. Dollar exchange rate could adversely impact sales volume and profit margins during such periods.

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

                                              HOOKER FURNITURE CORPORATION


Date: April 10, 2002                     By: /s/  R. Gary Armbrister
                                             -----------------------------------
                                                  R. Gary Armbrister
                                                  Chief Accounting Officer
                                                  (Principal Accounting Officer)