Form 10-Q
period 2002-05-31
HOOKER FURNITURE CORP
filed 2002-07-09
CIK 1077688

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    Form 10-Q


 Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act
                                     of 1934

                 For the quarterly period ended May 31, 2002 or


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

                                    YES   X    NO _____
                                        -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of July 1, 2002.


       Common stock, no par value                          7,271,821
         (Class of common stock)                       (Number of shares)

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                          HOOKER FURNITURE CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, including share data)

                                                                             (Unaudited)
                                                                               May 31,        November 30,
                                                                                2002             2001
Assets
Current assets
   Cash, primarily interest-bearing deposits..............................    $ 19,076        $  7,926
   Trade receivables, less allowances of $674 and $650....................      27,928          29,430
   Inventories............................................................      29,948          33,522
   Income tax recoverable.................................................          97           1,359
   Prepaid expenses and other.............................................       3,641           2,368
                                                                              --------        --------
      Total current assets................................................      80,690          74,605
Property, plant, and equipment, net.......................................      49,256          49,952
Other assets..............................................................       5,941           6,138
                                                                              --------        --------
      Total assets........................................................    $135,887        $130,695
                                                                              ========        ========

Liabilities and Shareholders' Equity
Current liabilities
   Trade accounts payable.................................................    $  3,326        $  4,088
   Accrued salaries, wages, and benefits..................................       5,404           4,789
   Other accrued expenses.................................................       4,505           3,374
   Current maturities of long-term debt...................................       2,794           2,730
                                                                              --------        --------
     Total current liabilities............................................      16,029          14,981
Long-term debt............................................................      22,797          24,181
Other long-term liabilities...............................................       4,056           4,395
                                                                              --------        --------
   Total liabilities......................................................      42,882          43,557
                                                                              --------        --------

Common stock held by ESOP.................................................       9,961           9,397

Shareholders' equity
Common stock, no par value, 10,000 shares authorized,
   7,274 and 7,304 shares issued and outstanding..........................       2,868           2,789
Unearned ESOP shares (1,615 and 1,663 shares).............................     (20,188)        (20,793)
Retained earnings ........................................................     101,895          97,432
Accumulated other comprehensive loss .....................................      (1,531)         (1,687)
                                                                              --------        --------
     Total shareholders' equity...........................................      83,044          77,741
                                                                              --------        --------
       Total liabilities and shareholders' equity.........................    $135,887        $130,695
                                                                              ========        ========

    The accompanying notes are an integral part of the financial statements.

                          HOOKER FURNITURE CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                      (In thousands, except per share data)

                                                    Three Months           Six Months
                                                    Ended May 31,         Ended May 31,
                                                   2002       2001       2002       2001
Net sales .....................................  $ 62,253   $ 55,578   $123,182   $111,502

Cost of sales .................................    46,231     42,948     91,760     85,272
                                                 --------   --------   --------   --------

     Gross profit .............................    16,022     12,630     31,422     26,230

Selling and administrative expenses ...........    10,690     10,247     20,538     19,709
                                                 --------   --------   --------   --------

     Operating income .........................     5,332      2,383     10,884      6,521

Other income, net .............................       140        330        308        635

Interest expense ..............................       502        509      1,014      1,013
                                                 --------   --------   --------   --------

     Income before taxes ......................     4,970      2,204     10,178      6,143

Income taxes ..................................     1,887        836      3,866      2,332
                                                 --------   --------   --------   --------

     Net income ...............................  $  3,083   $  1,368   $  6,312   $  3,811
                                                 ========   ========   ========   ========

Earnings per share:

     Basic and diluted ........................  $    .55   $    .23   $   1.12   $    .65
                                                 ========   ========   ========   ========

     Weighted average shares outstanding.......     5,636      5,877      5,628      5,867
                                                 ========   ========   ========   ========

    The accompanying notes are an integral part of the financial statements.

                          HOOKER FURNITURE CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)


                                                                                Six Months Ended
                                                                              May 31,      May 31,
                                                                               2002         2001
Cash flows from operating activities:
   Cash received from customers ..........................................   $ 124,878    $ 117,356
   Cash paid to suppliers and employees ..................................    (104,508)    (102,548)
   Income taxes paid, net ................................................      (2,656)      (3,497)
   Interest paid, net ....................................................        (843)        (887)
                                                                             ---------    ---------
    Net cash provided by operating activities ............................      16,871       10,424
                                                                             ---------    ---------

Cash flows from investing activities:
   Purchase of property, plant, and equipment, net of disposals ..........      (3,121)      (4,680)
   Sale of property ......................................................          17        2,732
                                                                             ---------    ---------
      Net cash absorbed by investing activities ..........................      (3,104)      (1,948)
                                                                             ---------    ---------

Cash flows from financing activities:
   Proceeds from long-term debt ..........................................                    2,500
   Payments on long-term debt ............................................      (1,320)      (3,409)
   Cash dividends paid ...................................................        (752)      (1,131)
   Purchase and retirement of common stock ...............................        (545)
                                                                             ---------    ---------
    Net cash absorbed by financing activities ............................      (2,617)      (2,040)
                                                                             ---------    ---------

Net increase in cash .....................................................      11,150        6,436
Cash at beginning of year ................................................       7,926        1,243
                                                                             ---------    ---------
Cash at end of period ....................................................   $  19,076    $   7,679
                                                                             =========    =========

Reconciliation of net income to net cash provided
   by operating activities:
   Net income ............................................................   $   6,312    $   3,811
     Depreciation and amortization .......................................       3,805        3,584
     Non-cash ESOP cost ..................................................         696          562
     Gain on disposal of property ........................................          (5)         (20)
     Changes in assets and liabilities:
       Trade receivables .................................................       1,502        5,292
       Inventories .......................................................       3,574        5,519
       Income tax recoverable ............................................       1,262       (1,165)
       Prepaid expenses and other assets .................................      (1,076)      (1,932)
       Trade accounts payable ............................................        (762)      (2,260)
       Other accrued expenses ............................................       1,999       (2,892)
       Other long-term liabilities .......................................        (436)         (75)
                                                                             ---------    ---------
     Net cash provided by operating activities ...........................   $  16,871    $  10,424
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

2.   Inventories

                                                                        (Unaudited)
                                                                          May 31,          November 30,
                                                                            2002               2001
     Finished furniture.........................................         $ 32,298            $ 33,481
     Furniture in process.......................................            1,716               1,712
     Materials and supplies.....................................            7,550               9,685
                                                                         --------            --------
         Inventories at FIFO....................................           41,564              44,878
     Reduction to LIFO basis....................................           11,616              11,356
                                                                         --------            --------
         Inventories............................................         $ 29,948            $ 33,522
                                                                         ========            ========

3.   Property, Plant, and Equipment

                                                                        (Unaudited)
                                                                           May 31,         November 30,
                                                                            2002               2001
     Buildings..................................................         $ 44,682            $ 44,314
     Machinery and equipment....................................           47,098              46,231
     Furniture and fixtures.....................................           19,628              17,404
     Other......................................................            2,909               3,291
                                                                         --------            --------
         Total depreciable property at cost.....................          114,317             111,240
     Accumulated depreciation...................................           66,347              62,574
                                                                         --------            --------
         Total depreciable property, net........................           47,970              48,666
     Land.......................................................            1,286               1,286
                                                                         --------            --------
         Property, plant, and equipment, net....................         $ 49,256            $ 49,952
                                                                         ========            ========

4.   Long-Term Debt

                                                               (Unaudited)
                                                                 May 31,         November 30,
                                                                  2002              2001
     Term loan..............................................     $19,191           $20,511
     Industrial revenue bonds ..............................       6,400             6,400
                                                                 -------           -------
         Total debt outstanding.............................      25,591            26,911
     Less current maturities................................       2,794             2,730
                                                                 -------           -------
         Long-term debt.....................................     $22,797           $24,181
                                                                 =======           =======

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

6.   Common Stock

During the first six months of 2002, the Company redeemed approximately 30,000 shares from terminating ESOP participants at a total cost of $545,000, or $17.95 per share as required by the terms of the ESOP plan. Approximately 13,000 of the shares redeemed were from ESOP participants who terminated in connection with the Martinsville downsizing, which occurred in August 2001.

7.   Other Comprehensive Income

                                                                                (Unaudited)
                                                                      Three Months        Six Months
                                                                     Ended May 31,       Ended May 31,
                                                                         2002               2002
     Portion of interest rate swaps' fair value
         reclassified to interest expense.......................         $362               $693
     Loss on interest rate swaps................................          136                441
                                                                         ----               ----
         Other comprehensive income before tax..................          226                252
     Income tax expense.........................................           86                 96
                                                                         ----               ----
         Other comprehensive income, net of tax.................         $140               $156
                                                                         ====               ====

The amount reclassified to interest expense includes $44,000 related to the ineffective portion of the interest rate swap agreements.

                          HOOKER FURNITURE CORPORATION

Item 2.           Management's Discussion and Analysis

Results of Operations

The Company's net sales for the second quarter ended May 31, 2002, increased 12.0% to $62.3 million from $55.6 million in the second quarter of 2001. For the first half of 2002, net sales of $123.2 million increased 10.5% from $111.5 in the first half of 2001. During the 2002 periods, increased unit volume in imported product lines and home office furniture was partially offset by lower unit volume in bedroom furniture, wall systems, and entertainment centers. Average selling prices were lower during the 2002 periods due to the mix of products shipped (primarily higher imported furniture shipments). In the prior year second quarter, the Company reported a marked downturn in shipments, reflecting the industry-wide recession experienced during most of last year.

Gross profit margin increased to 25.7% in the 2002 first quarter, compared to 22.7% in the 2001 period. For the first half of 2002, gross profit margin increased to 25.5%, compared to 23.5% in the 2001 period. Most of the improvement during the 2002 periods can be attributed to a decrease in raw material costs, principally lumber and wood products, as a percentage of sales volume. The Company also shipped more "higher margin" goods (principally imported products) as a percentage of total volume. In addition, operating the Company's factories at full production schedules contributed to the improvement in gross profit margin; as a result, overhead decreased as a percentage of sales volume. For the six-month period of 2002, the delivered cost of imported furniture also decreased as a percentage of sales volume.

Selling and administrative expenses increased $443,000 to $10.7 million for the 2002 second quarter from $10.2 million in the comparable 2001 period. For the first half of 2002, selling and administrative expenses increased $829,000 to $20.5 million from $19.7 million in the comparable 2001 period. The increase in expenses for both the three and six-month periods was due principally to higher selling expenses to support increased sales (principally sales commissions). A decrease in selling and administrative expenses as a percentage of net sales also contributed to the improvement in operating margins. Selling and administrative expenses as a percentage of net sales decreased to 17.2% in the 2002-second quarter from 18.4% in the 2001 period. As a percentage of net sales, selling and administrative expenses decreased to 16.7% for the first half of 2002 from 17.7% in the same six-month period one year ago. Selling and administrative expenses as a percentage of net sales decreased as a result of higher net sales in the 2002 periods.

As a result of the above, operating income as a percentage of net sales improved to 8.6% in the 2002 quarterly period, compared to 4.3% for the 2001 first quarter. Operating income as a percentage of net sales improved to 8.8% in the 2002 first half, compared to 5.9% for the 2001 first half.

Other income for the 2002-second quarter declined to $140,000 from $330,000 in the prior year quarter. For the first half of 2002, other income declined to $308,000 from $635,000 in the first half of 2001. The decline in other income for both the three and six month periods of 2002 is due principally to lower rental income. During the first half of 2001, the Company received rental income for land and a building that was sold on May 31, 2001 and for a warehouse facility under a lease agreement that terminated in August 2001. The warehouse facility, which is presently held for sale or lease, has a carrying value of $1.7 million stated at the lower of carrying value, or fair value net of estimated selling expenses.

The Company's effective tax rate approximated 38.0% in each of the 2002 and 2001 three and six month periods.

Net income increased 125.4% to $3.1 million for second quarter 2002, compared to $1.4 million in the comparable 2001 period. Earnings per share increased 139.1% to $0.55 for the 2002-quarter from $0.23 in the year-earlier period.

For the first half of 2002, net income increased 65.6% to $6.3 million from $3.8 million in the 2001 first half. Earnings per share for the first half of 2002 increased 72.3% to $1.12 from $0.65 for the same period of 2001.

Outlook

Retail activity has been slow since early April and order rates for domestically manufactured products have softened. However, order rates for imported products remain strong. The Company has planned reduced work schedules on a selective basis at some of its production facilities during June and July 2002 in order to maintain a proper balance between orders, production, and inventory levels. Additionally, the Company's production facilities will be closed for one week in July for annually scheduled maintenance. Prior to the end of July, management will evaluate the need to adjust production work schedules for August and beyond. The Company expects that shipments during the third quarter of fiscal 2002 will reflect an increase of 15-20% from the comparable 2001 period.

Financial Condition, Liquidity, and Capital Resources

As of May 31, 2002, assets totaled $135.9 million, increasing from $130.7 million at November 30, 2001. Shareholders' equity at May 31, 2002, was $83.0 million, compared to $77.7 million at November 30, 2001. The Company's long-term debt, including current maturities, was $25.6 million at May 31, 2002, declining from $26.9 million at November 30, 2001. Working capital increased to $64.7 million as of May 31, 2002, from $59.6 million at the end of fiscal 2001, reflecting an $11.2 million increase in cash, partially offset by declines of $1.5 million in trade receivables and $3.6 million in inventories; and, an increase of $1.0 million in current liabilities.

During the six months ended May 31, 2002, cash generated from operations ($16.9 million) funded an increase in available cash ($11.2 million), capital expenditures ($3.1 million), repayment of long-term debt ($1.3 million), dividend payments ($752,000), and the purchase and retirement of common stock ($545,000). During the comparable 2001 period, cash generated from operations ($10.4 million) and the sale of property ($2.7 million) funded an increase in available cash ($6.4 million), capital expenditures ($4.7 million), dividend payments ($1.1 million), and net repayments of long-term debt ($909,000).

Cash generated from operations of $16.9 million during the 2002 period increased $6.4 million from $10.4 million in the comparable 2001 period. The increase is due to higher payments received from customers and lower tax and interest payments, partially offset by higher payments to suppliers and employees. Cash received from customers increased $7.5 million as a result of higher sales, partially offset by higher trade receivables. Payments to suppliers and employees increased $2.0 million, principally a reflection of higher production levels partially offset by higher current liabilities. Tax payments decreased $841,000 attributable to the timing of amounts due in each respective period.

Investing activities consumed $3.1 million during the 2002 period compared to $1.9 million in the comparable 2001 period. Expenditures in each year were incurred principally for plant, equipment, and other assets to maintain and enhance the Company's facilities and business operating systems. On May 31, 2001, the Company's wholly-owned subsidiary, Triwood, Inc., sold land and a building that was being leased to a third party for $2.7 million in cash.

The Company used cash of $2.6 million for financing activities in the 2002 period compared to $2.0 million in the 2001 period. During the 2002 period, the Company repaid $1.3 million of long-term debt, paid dividends of $752,000, and redeemed approximately 30,000 shares of common stock from terminating ESOP participants at a total cost of $544,000, or $17.95 per share, as required by the terms of the ESOP plan. During the 2001 period, the Company paid dividends of $1.1 million.

In 2001, the Company's Board of Directors authorized the repurchase of up to an aggregate of $5.2 million of the Company's common stock. Repurchases may be made from time to time in the open market, or in privately negotiated transactions, at prevailing market prices that the Company deems appropriate. Through May 31, 2002, the Company has repurchased 286,000 shares at a total cost of $2.4 million or an average of $8.47 per share. Based on the market value of the common stock as of June 28, 2002, the remaining $2.8 million of the authorization would allow the Company to repurchase approximately 2.4% of the 7.3 million shares outstanding, or 3.5% of the Company's outstanding shares excluding the 2.3 million shares held by the ESOP.

Since May 31, 2002, the Company increased its existing lines of credit by $22.0 million to collateralize letters of credit for imported inventory purchases. As of July 3, 2002, the Company had $9.6 million available under its revolving line of credit and $20.7 million available under additional lines of credit to fund working capital needs. The Company believes it has the financial resources (including available cash, cash flow from operations, and lines of credit) needed to meet business requirements for the foreseeable future including capital expenditures, working capital, purchases under the stock repurchase program, and dividends on the Company's common stock. Cash flow from operations is highly dependent on order rates and the Company's operating performance.

Recent Events

On June 25, 2002 the Company announced that it would be listed on the Nasdaq SmallCap Market, a nationally recognized electronic stock market, effective June 27, 2002. The Company's stock will be traded under the symbol HOFT. The Company believes that listing on the Nasdaq SmallCap Market will increase its visibility in the public markets and facilitate greater liquidity and price efficiency for investors in the Company's stock.

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

The Company's obligations under its lines of credit, industrial revenue bonds, and term loan bear interest at variable rates. The Company has entered into interest rate swap agreements that, in effect, fix the rate of interest on the industrial revenue bonds at 4.7% through 2006 and on the term loan at 7.4% through 2010. There were no other material derivative instrument transactions during any of the periods presented. As of May 31, 2002, $6.4 million was outstanding under the Company's industrial revenue bonds and $19.2 million was outstanding under the term loan. No balance was outstanding under the Company's lines of credit as of May 31, 2002. A 10% fluctuation in market interest rates would not have a material impact on the Company's results of operations or financial condition.

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

                          HOOKER FURNITURE CORPORATION

                           PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

On March 28, 2002, the Company held its Annual Meeting of Shareholders. At the meeting, the following business was transacted:

Messrs. Toms, Williams, Ryder, Long, J. C. Hooker, Jr., Beeler, Gregory, Groves,
A. F. Hooker, Jr., and Walker were elected to serve as directors of the Company for a term of one year. The votes cast for the election of each Director were:

            Director                      For                   Withheld*

        Paul B. Toms, Jr.              6,700,029                 280,399
        Douglas C. Williams            6,700,114                 280,314
        E. Larry Ryder                 6,654,065                 326,363
        Henry P. Long, Jr.             6,700,114                 280,314
        J. Clyde Hooker, Jr.           6,976,666                   3,762
        W. Christopher Beeler, Jr.     6,976,666                   3,762
        John L. Gregory, III           6,976,666                   3,762
        Irving M. Groves, Jr.          6,930,515                  49,913
        A. Frank Hooker, Jr.           6,930,666                  49,762
        L. Dudley Walker               6,974,968                   5,460

*Including abstentions and broker non-votes.

The shareholders also ratified the selection of BDO Seidman, LLP as the Company's independent auditors. The votes cast were:

     For - 6,971,910      Against - 5,150     Abstain - 3,368 (including broker
                                               non-votes)

Item 5.  Other Information

On June 25, 2002 the Company announced that it would be listed on the Nasdaq SmallCap Market, a nationally recognized electronic stock market, effective June 27, 2002. The Company's stock will be traded under the symbol HOFT.

Item 6.  Exhibits and Reports on Form 8-K

         (a)   Exhibits

         10.1 Commitment Letter renewing the BB&T Credit Line and related Promissory Note, each dated April 19, 2002, between Branch Banking & Trust Company of Virginia and the Company.

         10.2 Commitment Letter renewing and increasing the BB&T Credit Line and related Promissory Note, each dated July 3, 2002, between Branch Banking & Trust Company of Virginia and the Company.

         (b)   Reports on Form 8-K

               Form 8-K, filed July 2, 2002, announcing that the Company's common stock would be listed on the Nasdaq SmallCap Market effective June 27, 2002, under the symbol HOFT.






                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          HOOKER FURNITURE CORPORATION

Date: July 9, 2002                   By: /s/ R. Gary Armbrister
                                        ----------------------------------------
                                             R. Gary Armbrister
                                             Chief Accounting Officer
                                             (Principal Accounting Officer)