Form 10-Q
period 2002-08-31
HOOKER FURNITURE CORP
filed 2002-10-11
CIK 1077688

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended August 31, 2002

Commission file number 000-25349.

HOOKER FURNITURE CORPORATION
(Exact name of registrant as specified in its charter)

Virginia	54-0251350
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

440 East Commonwealth Boulevard, Martinsville, VA 24112
(Address of principal executive offices, Zip Code)

(276) 632-0459
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES   ☒       NO  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of October 7, 2002.

Common stock, no par value	7,258,862
(Class of common stock)	(Number of shares)

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

HOOKER FURNITURE CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, including share data)

	(Unaudited)
	August 31, 2002	November 30, 2001
Assets
Current assets
Cash, primarily interest-bearing deposits	$10,995	$ 7,926
Trade receivables, less allowances of $686 and $650	25,051	29,430
Inventories	44,932	33,522
Income tax recoverable		1,359
Prepaid expenses and other	3,443	2,368

Total current assets	84,421	74,605
Property, plant, and equipment, net	50,321	49,952
Other assets	4,826	6,138

Total assets	$139,568	$130,695

Liabilities and Shareholders’ Equity
Current liabilities
Trade accounts payable	$3,663	$ 4,088
Accrued salaries, wages, and benefits	5,451	4,789
Other accrued expenses	5,455	3,374
Current maturities of long-term debt	2,815	2,730

Total current liabilities	17,384	14,981
Long-term debt	22,085	24,181
Other long-term liabilities	4,756	4,395

Total liabilities	44,225	43,557

Common stock held by ESOP		9,397

Shareholders’ equity
Common stock, no par value, 10,000 shares authorized, 7,265 and 7,304 shares issued and outstanding	2,918	2,789
Unearned ESOP shares (1,591 and 1,663 shares)	(19,886)	(20,793)
Retained earnings	114,345	97,432
Accumulated other comprehensive loss	(2,034)	(1,687)

Total shareholders’ equity	95,343	77,741

Total liabilities and shareholders’ equity	$139,568	$130,695

The accompanying notes are an integral part of the financial statements.

HOOKER FURNITURE CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share data)

	Three Months Ended August 31,		Nine Months Ended August 31,
	2002	2001	2002	2001

Net sales	$54,726	$50,606	$177,908	$162,108
Cost of sales	39,590	39,825	131,349	125,097

Gross profit	15,136	10,781	46,559	37,011
Selling and administrative expenses	9,603	9,240	30,142	28,949
Restructuring charge		881		881

Operating income	5,533	660	16,417	7,181
Other income, net	170	330	477	965
Interest expense	587	524	1,601	1537

Income before taxes	5,116	466	15,293	6,609
Income taxes	1,944	299	5,810	2,631

Net income	$3,172	$167	$9,483	$3,978

Earnings per share:
Basic and diluted	$.56	$.03	$1.68	$.68

Weighted average shares outstanding	5,655	5,854	5,638	5,863

The accompanying notes are an integral part of the financial statements.

HOOKER FURNITURE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended
	August 31,
	2002	2001
Cash flows from operating activities:
Cash received from customers	$182,608	$168,696
Cash paid to suppliers and employees	(165,532)	(147,696)
Income taxes paid, net	(4,179)	(3,497)
Interest paid, net	(1,295)	(1,326)

Net cash provided by operating activities	11,602	16,177

Cash flows from investing activities:
Purchase of property, plant, and equipment, net of disposals	(4,560)	(6,547)
Sale of property	17	2,779

Net cash absorbed by investing activities	(4,543)	(3,768)

Cash flows from financing activities:
Proceeds from long-term debt		2,500
Payments on long-term debt	(2,011)	(3,918)
Cash dividends paid	(1,311)	(1,708)
Purchase and retirement of common stock	(668)	(1,093)

Net cash absorbed by financing activities	(3,990)	(4,219)

Net increase in cash	3,069	8,190
Cash at beginning of year	7,926	1,243

Cash at end of period	$10,995	$9,433

Reconciliation of net income to net cash provided by operating activities:
Net income	$9,483	$3,978
Depreciation and amortization	5,838	5,552
Non-cash ESOP cost	1,048	845
Gain on disposal of property	(5)	(59)
Changes in assets and liabilities:
Trade receivables	4,379	5,806
Inventories	(11,410)	7,886
Income tax recoverable	1,359	(866)
Prepaid expenses and other assets	(1,209)	(2,089)
Trade accounts payable	(425)	(3,031)
Accrued salaries, wages, and benefits	662	(1,389)
Other accrued expenses	1,521	(433)
Other long-term liabilities	361	(23)

Net cash provided by operating activities	$11,602	$16,177

The accompanying notes are an integral part of the financial statements.

HOOKER FURNITURE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in tables in thousands unless otherwise indicated)

1.    Preparation of Interim Financial Statements

The consolidated financial statements of Hooker Furniture Corporation (referred to as “Hooker” or the “Company”) have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, these statements include all adjustments necessary for a fair presentation of the results of all interim periods reported herein. All such adjustments are of a normal recurring nature. Certain information and footnote disclosures prepared in accordance with generally accepted accounting principles are condensed or omitted pursuant to SEC rules and regulations. However, management believes that the disclosures made are adequate for a fair presentation of results of operations and financial position. Operating results for the interim periods reported herein may not be indicative of the results expected for the year. These financial statements should be read in conjunction with the financial statements and accompanying notes included in the Company’s Annual Report on Form 10K for the fiscal year ended November 30, 2001.

2    Inventories

	(Unaudited)
	August 31, 2002	November 30, 2001

Finished furniture	$ 46,030	$ 33,481
Furniture in process	1,748	1,712
Materials and supplies	8,510	9,685

Inventories at FIFO	56,288	44,878
Reduction to LIFO basis	11,356	11,356

Inventories	$ 44,932	$ 33,522

3.    Property, Plant, and Equipment

	(Unaudited)
	August 31, 2002	November 30, 2001

Buildings	$46,555	$44,314
Machinery and equipment	47,765	46,231
Furniture and fixtures	20,206	17,404
Other	3,004	3,291

Total depreciable property at cost	117,530	111,240
Accumulated depreciation	68,580	62,574

Total depreciable property, net	48,950	48,666
Land	1,371	1,286

Property, plant, and equipment, net	$50,321	$49,952

In July 2002, the Company decided to reactivate its 189,000 square foot warehouse facility located in Martinsville, Virginia. The facility reopened September 3, 2002 for warehousing certain domestically produced goods, making room for more imported products at the Company’s central distribution center. Consequently, the $1.7 million carrying value of the reactivated facility (stated at the lower of carrying value, or fair value net of estimated selling expenses) was reclassified from “assets held for sale” (included in “other assets” on the balance sheets) to “property, plant, and equipment” as of August 31, 2002.

Notes to Consolidated Financial Statements—Continued

4.    Long-Term Debt

	(Unaudited)
	August 31, 2002	November 30, 2001

Term loan	$ 18,500	$ 20,511
Industrial revenue bonds	6,400	6,400

Total debt outstanding	24,900	26,911
Less current maturities	2,815	2,730

Long-term debt	$ 22,085	$ 24,181

5.    Common Stock

In June 2002, Hooker Furniture common stock began trading on the Nasdaq SmallCap Market. As a result, the Company is no longer obligated to repurchase shares from participants in the Company’s Employee Stock Ownership Plan (the “ESOP”). Consequently, amounts representing shares that were previously subject to the repurchase obligation and reflected in the Company’s balance sheets as “common stock held by ESOP” were reclassified to “shareholders’ equity” in the third quarter of 2002.

During the first nine months of 2002, the Company repurchased approximately 33,000 shares of its common stock at a total cost of $590,000, or $17.95 per share from ESOP participants. These shares had been distributed from the ESOP to participants as required by the terms of the ESOP. The purchase price per share was determined under a special provision of the ESOP, which established a minimum purchase price for share repurchases. Approximately 13,000 of the repurchased shares were attributable to ESOP participants whose employment with the Company was terminated in connection with the Martinsville downsizing, which occurred in August 2001.

Also during the 2002 third quarter, the Company repurchased 6,000 shares of its common stock at a total cost of $82,000, or $13.55 per share under the common stock repurchase program authorized by the Board of Directors in 2001. Based on the market value of the common stock as of August 30, 2002, the remaining $2.7 million of the authorization would allow the Company to repurchase approximately 2.3% of the 7.3 million shares outstanding, or 3.3% of the Company’s outstanding shares excluding the 2.3 million shares held by the ESOP.

6.    Other Comprehensive Income

	(Unaudited)
	Three Months Ended August 31,		Nine Months Ended August 31,
	2002	2001	2002	2001

Loss on interest rate swaps	$1,233	$2,432	$1,674	$2,432
Portion of interest rate swaps’ fair value reclassified to interest expense	420		1,113

Other comprehensive loss before tax	813	2,432	561	2,432
Income tax expense	309	924	213	924

Other comprehensive loss, net of tax	$504	$1,508	$348	$1,508

The amount reclassified to interest expense includes $94,000 and $138,000, for the three and nine-month periods ended August 31, 2002, respectively, related to the ineffective portion of the interest rate swap agreements.

Notes to Consolidated Financial Statements—Continued

7.    Subsequent Event

On October 7, 2002, the Company announced that it had entered into a letter of intent to acquire Cherryville, N.C.-based upholstery producer Bradington-Young LLC for $25.0 million in cash less assumed debt, subject to a net working capital adjustment. The transaction is expected to close late in the fourth quarter of fiscal 2002 or early in the first quarter of fiscal 2003. The Company expects to finance 20-50% of the cash purchase price with cash-on-hand and the remainder with additional bank debt.

HOOKER FURNITURE CORPORATION

Item 2.    Management’s Discussion and Analysis

Results of Operations

The Company’s net sales for the third quarter ended August 31, 2002, increased 8.1% to $54.7 million from $50.6 million in the third quarter of 2001. For the first nine months of 2002, net sales of $177.9 million increased 9.8% from $162.1 million in the nine-month period of 2001. During both 2002 periods, increased unit volume in imported product lines and home office furniture was partially offset by lower unit volume in bedroom furniture, wall systems, and entertainment centers. Average selling prices were lower during the 2002 periods due to the mix of products shipped (primarily higher imported furniture shipments). In the prior year third quarter, the Company continued to experience the effect of a marked downturn in shipments, reflecting the industry-wide recession experienced during most of last year.

The Company also shipped imported product in the 2002 third quarter under its “Container Direct” program, introduced in the fourth quarter of 2001. The Container Direct program allows larger retailers to purchase full containers of imported product that the Company can expedite from its offshore suppliers directly to the retailers’ docks.

Gross profit margin increased to 27.7% in the 2002 third quarter, compared to 21.3% in the 2001 period. For the first nine months of 2002, gross profit margin increased to 26.2%, compared to 22.8% in the 2001 period. Most of the improvement during the 2002 periods can be attributed to the increased shipments of “higher margin” imported products through customary distribution channels as well as the new Container Direct program. Also during the 2002 periods, the Company’s domestic manufacturing facilities continued to see reductions in raw material costs, principally lumber and wood products as a percentage of sales volume and improved labor and overhead efficiencies in spite of shortened work schedules at most plants during the third quarter of 2002. The Company operated its factories at full production schedules during the first six months of 2002, but operated on reduced production schedules during the first nine months of 2001. Higher production volume coupled with longer work schedules resulted in improved overhead absorption in the 2002 periods.

Selling and administrative expenses increased $363,000 to $9.6 million for the 2002 third quarter from $9.2 million in the comparable 2001 period. For the first nine months of 2002, selling and administrative expenses increased $1.2 million to $30.1 million from $28.9 million in the comparable 2001 period. The increases in expenses for both the three and nine-month periods were due principally to higher selling and distribution expenses to support increased sales (principally sales commissions). A decrease in selling and administrative expenses as a percentage of net sales contributed to the improvement in operating margins. Selling and administrative expenses as a percentage of net sales decreased to 17.5% in the 2002-third quarter from 18.3% in the 2001 period. As a percentage of net sales, selling and administrative expenses decreased to 16.9% for the first nine months of 2002 from 17.9% in the same

Management’s Discussion & Analysis—Continued

Results of Operations—Continued

nine-month period one year ago. Selling and administrative expenses as a percentage of net sales decreased as a result of higher net sales in the 2002 periods.

A one-time restructuring charge and a special common stock repurchase by the Company’s Employee Stock Ownership Plan (the “ESOP”) contributed to the decline in operating income in 2001. These expenses were related to the workforce reduction at the Company’s Martinsville facility in August 2001 The one-time restructuring charge consisted of $881,000 pretax, in severance and early retirement benefits paid to the former employees. In addition, the Company recorded a $321,000 pretax expense related to the repurchase of 19,000 shares of common stock by the ESOP from some of the former employees as required by the terms of the ESOP. These shares have been reallocated to active ESOP participants. These combined, non-recurring charges reduced operating income in the 2001 periods by $1.2 million.

As a result of the above, operating income as a percentage of net sales improved to 10.1% in the 2002 quarterly period, compared to 1.3% for the 2001 third quarter. Operating income as a percentage of net sales improved to 9.2% for the nine-month 2002 period, compared to 4.4% for the 2001 nine-month period.

Other income for the 2002-third quarter declined to $170,000 from $330,000 in the prior year quarter For the nine-month period of 2002, other income declined to $477,000 from $965,000 in the 2001 nine month period. The decline in other income for both the three and nine month periods of 2002 is due principally to lower rental income. During the first nine months of 2001, the Company received rental income for land and a building that was sold on May 31, 2001 and for a warehouse facility under a lease agreement that terminated in August 2001. In July 2002 the Company decided to reactivate the warehouse facility located in Martinsville, Virginia. The facility reopened September 3, 2002, for warehousing certain domestically produced goods, making room for more imported products at the Company’s central distribution center. Consequently, the $1.7 million carrying value of the reactivated facility (stated at the lower of carrying value, or fair value net of estimated selling expenses) was reclassified from “assets held for sale” (included in “other assets” on the balance sheets) to “property, plant, and equipment” as of August 31, 2002.

Interest expense increased $63,000 to $587,000 during the 2002 third quarter and $64,000 to $1.6 million during the 2002 nine-month period from the comparable 2001 periods, principally as a result of the reclassification of the ineffective portion of the Company’s interest rate swap agreements to interest expense. See Note 6—Comprehensive Income, on page 6.

The Company’s effective tax rate approximated 38.0% in the three and nine month periods 2002. The Company’s effective tax rate approximated 64.2% in the three-month period of 2001, and 39.8% in the nine-month period of 2001. The 2001 tax rates reflect an additional income tax expense of $87,000 recognized in connection with an examination by the Internal Revenue Service of the Company’s industrial revenue bond issue. This additional income tax expense combined with lower pretax income in the 2001 third quarter resulted in an effective tax rate for the 2001 period that was substantially higher than for the 2002 third quarter.

Net income increased to $3.2 million for third quarter of 2002, compared to $167,000 in the comparable 2001 period. Earnings per share increased to $0.56 for the 2002-quarter from $0.03 in the year-earlier period. For the first nine months of 2002, net income increased 138.4% to $9.5 million from $4.0 million

Management’s Discussion & Analysis—Continued

Results of Operations—Continued

in the 2001 nine-month period. Earnings per share for the nine-month period of 2002 increased 147.1% to $1.68 from $0.68 for the same period of 2001.

Outlook

Orders for domestic product have increased moderately since the first of September 2002. Order rates for imported products remain strong. After sluggish retail activity in August throughout the industry, September started off for Hooker with strong order rates following a very strong Labor Day weekend at retail. September sales were also impacted positively by the Company’s initial national home entertainment furniture sale. However after several strong weeks, incoming orders have declined to pre-Labor Day levels. The Company expects that shipments during the fourth quarter of fiscal 2002 will reflect an increase of 5-10% from the comparable 2001 period.

The Company plans to return to full 40-hour work schedules in two of its plants and increase work schedules from 32 hours to 35 hours per week in the other three plants at the end of September. This move will enable the Company to ship some of its October market introductions before year-end, allowing retailers to include these new products on their display floors prior to the January-March peak-selling season. The Company is encouraged by the increase in domestic order rates experienced at the end of the 2002 third quarter. However, in light of an overall decline in domestic order rates for the first three quarters of fiscal 2002 the Company will continue to evaluate the work schedules at its factories as well as the Company’s overall manufacturing capacity in light of its manufacturing requirements.

Financial Condition, Liquidity, and Capital Resources

As of August 31, 2002, assets totaled $139.6 million, increasing from $130.7 million at November 30, 2001. Shareholders’ equity at August 31, 2002, was $95.3 million, compared to $87.1 million at November 30, 2001. The Company’s long-term debt, including current maturities, was $24.9 million at August 31, 2002, declining from $26.9 million at November 30, 2001. Working capital increased to $67.0 million as of August 31, 2002, from $59.6 million at the end of fiscal 2001, reflecting increases of $11.4 million in inventories and $3.1 million in cash, partially offset by declines of $4.4 million in trade receivables and $284,000 in other assets and an increase of $2.4 million in current liabilities.

During the nine months ended August 31, 2002, cash generated from operations ($11.6 million) funded capital expenditures ($4.5 million), an increase in available cash ($3.1 million), repayment of long-term debt ($2.0 million), dividend payments ($1.3 million), and the purchase and retirement of common stock ($668,000). During the comparable 2001 period, cash generated from operations ($16.2 million) and the sale of property ($2.8 million) funded an increase in available cash ($8.2 million), capital expenditures ($6.5 million), dividend payments ($1.7 million), net repayments of long-term debt ($1.4 million) and the purchase and retirement of common stock ($1.1 million).

Cash generated from operations of $11.6 million during the 2002 period decreased $4.6 million from $16.2 million in the comparable 2001 period. The decrease was due to higher payments to suppliers and employees and higher tax payments, partially offset by higher payments received from customers and lower interest payments. Payments to suppliers and employees increased $17.8 million, principally to fund increases in inventory of imported products and was partially offset by higher current liabilities. The Company increased its inventory of imported products during the third quarter of 2002 in order to meet customer demand and fill order backlogs during the fourth quarter. Cash received from customers

Management’s Discussion & Analysis—Continued

Financial Condition, Liquidity, and Capital Resources—Continued

increased $13.9 million as a result of higher sales. Tax payments increased $682,000 as a result of higher income levels.

Investing activities consumed $4.5 million during the 2002 period compared to $3.8 million in the comparable 2001 period. Expenditures in each year were incurred principally for plant, equipment, and other assets to maintain and enhance the Company’s facilities and business operating systems. On May 31, 2001, the Company’s wholly-owned subsidiary, Triwood, Inc., sold land and a building that was being leased to a third party for $2.7 million in cash.

The Company used cash of $4.0 million for financing activities in the 2002 period compared to $4.2 million in the 2001 period. During the 2002 period, the Company repaid $2.0 million of long-term debt, paid dividends of $1.3 million, repurchased approximately 33,000 shares of common stock from ESOP participants at a total cost of $590,000, or $17.95 per share, as required by the terms of the ESOP, and repurchased 6,000 shares of common stock at a total cost of $82,000, or $13.55 per share under the common stock repurchase program authorized by the Board of Directors in 2001. During the 2001 period, the Company paid dividends of $1.7 million.

In 2001, the Company’s Board of Directors authorized the repurchase of up to an aggregate of $5.2 million of the Company’s common stock. Repurchases may be made from time to time in the open market, or in privately negotiated transactions, at prevailing market prices that the Company deems appropriate. Under this program through August 31, 2002, the Company has repurchased 292,000 shares at a total cost of approximately $2.5 million or an average of $8.58 per share. Based on the market value of the common stock as of August 30, 2002, the remaining $2.7 million of the authorization would allow the Company to repurchase approximately 2.3% of the 7.3 million shares outstanding, or 3.3% of the Company’s outstanding shares excluding the 2.3 million shares held by the ESOP.

As of August 31, 2002, the Company had $9.6 million available under its revolving line of credit and $24.6 million available under additional lines of credit to fund working capital needs. The Company believes it has the financial resources (including available cash, expected cash flow from operations, and lines of credit) needed to meet business requirements for the foreseeable future including capital expenditures, working capital, purchases under the stock repurchase program, dividends on the Company’s common stock, and the acquisition of Bradington-Young LLC. Cash flow from operations is highly dependent on order rates and the Company’s operating performance.

Recent Events

In June 2002, Hooker Furniture common stock began trading on the Nasdaq SmallCap Market. As a result, the Company is no longer obligated to repurchase shares from participants in the Company’s ESOP. Consequently, amounts representing shares that were previously subject to the repurchase obligation and reflected in the Company’s balance sheets as “common stock held by ESOP” were reclassified to “shareholders’ equity” in the third quarter of 2002.

On October 7, 2002, the Company announced that it had entered into a letter of intent to acquire Cherryville, N.C.-based upholstery producer Bradington-Young LLC for $25.0 million in cash less assumed debt, subject to a net working capital adjustment. Bradington-Young, with projected 2002 fiscal sales of just under $50 million, specializes in upscale leather reclining chairs, executive desk chairs and motion and stationary upholstery in the upper-medium and high-end price niches. Based on projected fiscal 2002 sales, the companies would have combined annual net sales of just under $300 million. Bradington-Young employs

Management’s Discussion & Analysis—Continued

Recent Events—Continued

approximately 400 people, and owns four factories, a showroom, and an office in North Carolina. Plant locations include Cherryville, Hickory, and Woodleaf, N.C. and its showroom is located in High Point, N.C.

The Company expects the transaction to close late in the fourth quarter of fiscal 2002 or early in the first quarter of fiscal 2003, subject to, among other things, completion of due diligence and negotiation of definitive acquisition agreement. The Company expects the acquisition to add incrementally to its earnings during the first year. The Company expects to finance 20-50% of the cash purchase price with cash-on-hand and the remainder with additional bank debt.

Forward-Looking Statements

Certain statements made in this report are not based on historical facts, but are forward-looking statements. These statements can be identified by the use of forward-looking terminology such “believes,” “expects,” “may,” “will,” “should,” “would,” or “anticipates,” or the negative thereof, or other variations thereon, or comparable terminology, or by discussions of strategy. These statements reflect the Company’s reasonable judgment with respect to future events and are subject to risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Those risks and uncertainties include but are not limited to the ability of the Company to consummate the proposed acquisition of Bradington Young LLC and to successfully integrate Bradington-Young’s business operations, the cyclical nature of the furniture industry, domestic and international competition in the furniture industry, general economic or business conditions, both domestically and internationally, fluctuations in the price of key raw materials including lumber, which is the most significant raw material used by the Company, supply disruptions or delays affecting imported products, adverse political acts developments in the international markets from which the Company imports products, fluctuations foreign currency exchange rates affecting the price of the Company’s imported products, and capital costs.

HOOKER FURNITURE CORPORATION

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

The Company’s obligations under its lines of credit, industrial revenue bonds, and term loan bear interest at variable rates. The Company has entered into interest rate swap agreements that, in effect, fix the rate of interest on the industrial revenue bonds at 4.7% through 2006 and on the term loan at 7.4% through 2010. There were no other material derivative instrument transactions during any of the periods presented. As of August 31, 2002, $6.4 million was outstanding under the Company’s industrial revenue bonds and $18.5 million was outstanding under the term loan. No balance was outstanding under the Company’s lines of credit as of August 31, 2002. A 10% fluctuation in market interest rates would not have a material impact on the Company’s results of operations or financial condition.

For imported products, the Company generally negotiates firm pricing with its foreign suppliers, for periods typically of up to one year. The Company accepts the exposure to exchange rate movements beyond these negotiated periods without using derivative financial instruments to manage this risk. Since the Company transacts its purchases of import products in U.S. Dollars, a decline in the relative value of the U.S. Dollar could increase the cost of imported products when the Company renegotiates pricing. As a result, a weakening U.S. Dollar exchange rate could adversely impact sales volume and profit margins during such periods. However, the Company generally expects to reflect substantially all of the effect of any price changes from suppliers in the price it charges for its imported products.

Item 4.    Controls and Procedures

Based on their most recent review, which was completed within 90 days of the filing of this report, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure and are effective to ensure that such information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect those controls subsequent to the date of their evaluation.

HOOKER FURNITURE CORPORATION

PART II.    OTHER INFORMATION

Item 1.    Legal Proceedings

In August 2002 the Company reached a tentative settlement with the Environmental Protection Agency (the “EPA”) in regards to a Notice of Violation issued in March 1999 for the failure of two boilers at the Company’s Martinsville facility to meet particulate emission limitations under the Clean Air Act. The Company made modifications to the boilers and completed performance testing in December 2001, indicating that both boilers were in compliance with particulate emission limitations. The costs incurred to bring both boilers into compliance, the fines levied by the EPA, and other costs related to the tentative settlement will not materially affect the Company’s financial condition or results of operations.

Item 6.    Exhibits and Reports on Form 8-K

(a)	Exhibits

99.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

Form 8-K, filed July 2, 2002, announcing that the Company’s common stock would be listed on the Nasdaq SmallCap Market beginning June 27, 2002, under the symbol HOFT.

Form 8-K, filed October 2, 2002, announcing a change in the Company’s principal accountant.

Form 8-K, filed October 7, 2002, announcing that the Company had entered into a letter of intent to acquire Cherryville, N.C.-based upholstery producer Bradington-Young LLC.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOOKER FURNITURE CORPORATION

Date: October 10, 2002	By:	/s/ R. GARY ARMBRISTER
R. Gary Armbrister Chief Accounting Officer (Principal Accounting Officer)

CERTIFICATION

I, Paul B. Toms, Jr., certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Hooker Furniture Corporation;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)
All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: October 10, 2002	By:	/s/ PAUL B. TOMS, JR.
Paul B. Toms, Jr. Chairman and Chief Executive Officer

CERTIFICATION

I, E. Larry Ryder, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Hooker Furniture Corporation;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)
All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: October 10, 2002	By:	/s/ E. LARRY RYDER
E. Larry Ryder Executive Vice President—Finance and Administration and Chief Financial Officer