Form 10-K
period 2002-11-30
HOOKER FURNITURE CORP
filed 2003-02-26
CIK 1077688

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 2002

Commission file number 000-25349

HOOKER FURNITURE CORPORATION

(Exact name of registrant as specified in its charter)

Virginia	54-0251350
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

440 East Commonwealth Boulevard, Martinsville, VA 24112

(Address of principal executive offices, Zip Code)

(276) 632-0459

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common stock, no par value

(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $48.9 million

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of February 13, 2003:

Common stock, no par value	7,237,650
(Class of common stock)	(Number of shares)

Documents incorporated by reference: Portions of the registrant’s definitive Proxy Statement for its Annual Meeting of Shareholders scheduled to be held March 28, 2003 are incorporated by reference into Part III.

Hooker Furniture Corporation

Hooker Furniture Corporation

Part I

ITEM 1.     BUSINESS

General

Incorporated in Virginia in 1924, Hooker Furniture Corporation (the “Company”) is a leading manufacturer and importer of wall and entertainment systems, home office, occasional, dining and bedroom residential furniture, primarily targeted at the upper-medium price range. Its extensive style selections within each of its product niches make the Company an important furniture resource for retailers in its price range. The Company has established a broad distribution network that includes independent furniture stores, department stores, specialty retailers, catalog merchandisers, and national and regional furniture chains. By emphasizing continuous improvement in its manufacturing processes, the Company offers competitive advantages to its customers such as quick delivery, reduced inventory investment, high quality and value. The Company operates facilities in Martinsville and Roanoke, Virginia and Kernersville, Maiden, and Pleasant Garden, North Carolina.

On January 2, 2003, the Company completed the acquisition of substantially all of the assets of Cherryville, NC-based upholstery producer Bradington-Young, LLC (“Bradington-Young (NC)”) for $24.5 million in cash less assumed debt, subject to a post-closing net working capital adjustment. The Company will conduct this business through a subsidiary formed in December 2002 of the same name (“Bradington-Young (VA)”). In general, the discussion of the Company’s business reflects that business as of the end of the Company’s most recent completed fiscal year and does not include Bradington-Young (VA). For more information concerning Bradington-Young (VA), see the section titled “Bradington-Young” below.

Products and Styles

The Company’s product lines cover most major design categories. The Company believes that the diversity of its product lines enables it to anticipate and respond quickly to changing consumer preferences, and provides retailers an important furniture resource in the upper-medium price range. The Company intends to continue expanding each of its product lines. The Company believes that its products represent good value and that the quality and style of its furniture compare favorably with more premium-priced products.

The Company provides furniture products in a variety of materials, woods, veneers, and finishes. The number of patterns by product line are:

Number of Patterns
Bedroom	22
Chairs	16
Dining room	31
Entertainment centers	62
Home and executive office	42
Occasional furniture	86
Wall systems	31

These product lines cover most major design categories including European traditional, transitional, American traditional, and country/casual designs.

The Company designs and develops new product styles semi-annually to replace discontinued items or styles and, if desired, expand product lines. The Company’s product design process begins with marketing personnel identifying customer needs and conceptualizing product ideas, which generally consist of a group of related furniture pieces. A variety of sketches are produced, usually by independent designers, from which prototype furniture pieces are built. The Company invites certain dealers and independent sales representatives to view and critique the prototypes. From this input, changes in design are made and the Company’s engineering department prepares a sample for actual full-scale production. The Company introduces its new product styles at the fall and spring international furniture markets in High Point, North Carolina.

From time to time, the Company will partner with third parties to design and market products under mutually beneficial licensing agreements. During 2001, the Company began working with professional golf tournament sponsor The PGA TOUR®, to develop a line of furniture to be marketed under the “PGA TOUR® Home Collection by Hooker Furniture” name. The Company introduced products for this collection during 2001 and 2002.

During 2002, the Company expanded its offerings into new product niches. The Company expanded its bedroom offerings by introducing products scaled for the second and third bedrooms of homes, as well as for vacation homes and condominiums. Additionally, there were a number of product innovations in the home entertainment and home office product lines, many of which addressed style and price point voids in the line and targeted younger consumers. These innovations included the development of low profile corner entertainment centers and computer cabinets designed to be highly functional and conserve space within the home. The Company also expanded its new offerings in imported products by expanding its casual dining category and introducing a new, innovative product niche: a collection of ready-to-install designer sink cabinets.

Distribution

The Company has developed a broad domestic customer base and also sells to a limited international market. The Company sells its furniture through over 90 independent sales representatives to independent furniture retailers such as Nebraska Furniture Mart and Louis Shanks of Texas, catalog merchandisers such as the Horchow Collection (a unit of Neiman Marcus), national chain stores such as Breuners Home Furnishings, regional chain stores such as Haverty’s and Robb & Stucky, and department stores such as Federated and Dillard’s. The Company believes this broad network reduces its exposure to regional recessions, and allows it to capitalize on emerging channels of distribution. The Company offers tailored merchandising programs to address each channel of distribution.

The general marketing practice followed in the furniture industry is to exhibit products at international and regional furniture markets. In the spring and fall of each year, a nine-day furniture market is held in High Point, North Carolina, which is attended by most buyers and is regarded by the industry as the international market. The Company utilizes approximately 60,000 square feet of showroom space at the High Point market to introduce new products, increase sales of its existing products, and test ideas for future products.

The Company has sold to over 4,150 customers during the past fiscal year. Approximately 2% of the Company’s sales in 2002 were to international customers. No single customer accounted for more than 3% of the Company’s sales in 2002. No material part of the Company’s business is dependent upon a single customer, the loss of which would have a material effect on the business of the Company. The loss of several of the Company’s major customers could have a material impact on the business of the Company.

Manufacturing

The Company’s manufacturing strategy is to produce products that are on the leading edge of changing consumer demand for the home, such as home theater, home office, and computer furniture, as well as traditional bedroom. The Company stresses strong customer relationships in developing new products as well as improving existing ones. The Company believes strongly in employee involvement with employee and management teams working and communicating in all areas of manufacturing to improve production and quality related issues, stressing quality improvement, not quality control. To meet customer expectations of just-in-time inventory delivery, the Company’s strategy has been to strike a balance between minimizing cutting size together with increasing the frequency of cuttings on the one hand, and the efficiencies gained from longer production runs on the other. In recent years, cutting sizes have been reduced and frequencies of cuttings increased.

In order to enhance efficiency and profitability, the Company has emphasized the alignment of each of its product lines to the manufacturing strengths of each production facility. However, each facility continues to maintain the flexibility to produce multiple product lines, allowing the Company to shift products between facilities in order to balance capacity with demand. The Company communicates constantly with key suppliers in monitoring and addressing quality and delivery issues, a process that enables both the Company and its suppliers to respond quickly to constantly changing customer needs.

The Company operates manufacturing facilities in North Carolina and Virginia consisting of an aggregate of approximately 1.8 million square feet. The Company considers its machinery and equipment to be generally modern and well maintained.

The Company schedules production of its various styles based upon actual and anticipated orders. The Company’s backlog of unshipped orders was $35.6 million at November 30, 2002 and $28.1 million at November 30, 2001. The Company strives to provide inventory-on-demand for its dealers. In addition, it is the Company’s policy and industry practice to allow order cancellation up to time of shipment; therefore customer orders are not firm until shipped. For these reasons, management does not consider order backlogs to be an accurate indicator of expected business. Over the last three fiscal years, however, 92% of all orders booked were ultimately shipped. Backlogs are normally shipped within six months. During 2002, the Company shipped 79% of domestic product orders and 54% of import product orders within 30 days of order receipt.

Imported Lines

The Company imports finished furniture in a variety of styles and materials, and markets these products under the Company name through its normal distribution channels. Imported products accounted for 42% of net sales in 2002 and 31% of net sales in 2001. Product lines include occasional tables, consoles, chests, casual and formal dining room furniture, bedroom furniture, entertainment centers, and accent items. The Company imports products primarily from China, the Philippines, Mexico, Indonesia, and Honduras sourcing through 16 independent agents representing over 65 factories.

The Company has imported products from foreign manufacturers for over 14 years. The Company’s imported products business is subject to the usual risks inherent in importing products manufactured abroad, including, but not limited to, supply disruptions and delays, currency exchange rate fluctuations, economic and political fluctuations and destabilization, as well as the laws, policies, and actions of foreign governments and the United States affecting trade.

Because of the large number and diverse nature of foreign factories, the Company has flexibility in the placement of product in any particular country or factory. Factories located in China have become an important resource for the Company. A sudden disruption in the Company’s supply chain from China could significantly impact the Company’s ability to fill customer orders for products manufactured in that country. If such a disruption were to occur, the Company believes that it would have sufficient inventory to adequately meet demand for a two to three-month period. The Company believes that it could, at higher cost, source most of the products currently sourced from factories in China from factories in different countries and could produce certain of those products domestically at its own factories. However, supply disruption delays on selected items could extend for up to six to nine months. If the Company were to be unsuccessful in obtaining those products from other sources, then a sudden disruption in the Company’s supply chain from China could have a short-term material adverse effect on the Company’s results of operations.

Since the Company transacts its import purchases in U.S. Dollars, a relative decline in the value of the U.S. Dollar could increase the cost of the Company’s imported products and adversely impact sales volume and profit margins during affected periods. Conversely, a relative increase in the value of the U.S. Dollar could decrease the cost of imported products and favorably impact sales volume and profit margins during affected periods. See also “Item 7A. Quantitative and Qualitative Disclosures about Market Risk.”

Raw Materials

The principal materials used by the Company in manufacturing its products include lumber, veneer, plywood, particleboard, hardware, glue, finishing material, glass products, and fasteners. The Company uses a variety of species of lumber, including cherry, oak, poplar, pine, and maple. The Company’s five largest suppliers accounted for approximately 12% of its purchases in 2002.

The Company believes that its sources of supply for these materials are adequate and that it is not dependent on any one supplier.

Competition

The Company is the eighteenth largest furniture manufacturer in North America based on 2001 sales, according to Furniture/Today, a trade publication. The furniture industry is highly competitive and includes a large number of foreign and domestic manufacturers, none of which dominates the market. The markets in which the Company competes include a large number of relatively small manufacturers; however, certain competitors of the Company have substantially greater sales volumes and financial resources than the Company. The Company also competes with foreign manufacturers, many of which have substantially lower production costs, including the cost of labor, than the Company. Competitive factors in the upper-medium price range include style, price, quality, delivery, design, service, and durability. The Company believes that its long-standing customer relationships, customer responsiveness, consistent support of existing diverse product lines that are high quality and good value, and experienced management are competitive advantages.

Employees

As of November 30, 2002, the Company had approximately 1,830 employees. None of the Company’s employees are represented by a labor union. The Company considers its relations with its employees to be good.

The Company sponsors the Hooker Furniture Corporation Employee Stock Ownership Plan (the “ESOP”) to provide ownership and retirement benefits for eligible employees. As of November 30, 2002, the ESOP covered substantially all Company employees. The ESOP enables employees to share in the growth of the Company and to accumulate a beneficial ownership interest in the Company’s common stock.

Patents and Trademarks

The trade name of the Company represents many years of continued business. The Company believes that its name is well recognized and associated with quality in the furniture industry. The Company owns a number of patents, trademarks, and licenses, none of which is considered to be material to the Company.

Governmental Regulations

The Company is subject to federal, state, and local laws and regulations in the areas of safety, health, and environmental pollution controls. Compliance with these laws and regulations has not in the past had any material effect on the Company’s earnings, capital expenditures, or competitive position; however, the effect of compliance in the future cannot be predicted. Management believes that the Company is in material compliance with applicable federal, state, and local safety, health, and environmental regulations. See “Item 3. Legal Proceedings” for information concerning certain environmental matters.

Bradington-Young

On January 2, 2003, the Company, through its wholly owned subsidiary Bradington-Young (VA), completed the acquisition of substantially all of the assets of Cherryville, NC-based upholstery producer Bradington-Young (NC) for $24.5 million in cash less assumed debt, subject to a post-closing net working capital adjustment. Bradington-Young (NC) completed fiscal 2002 with sales of just under $50 million. Bradington-Young (VA) will specialize in upscale leather reclining chairs, executive desk chairs and motion and stationary upholstery in the upper-medium and high-end price niches, employs approximately 400 people, and owns four factories, two showrooms, and an office in North Carolina. Plant locations include Cherryville, Hickory, and Woodleaf, NC and its two showrooms are located in High Point, NC.

Forward-Looking Statements

Certain statements made in this report are not based on historical facts, but are forward-looking statements. These statements can be identified by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should,” “would,” “could,” or “anticipates,” or the negative thereof, or other variations thereon, or comparable terminology, or by discussions of strategy. These statements reflect the Company’s reasonable judgment with respect to future events and are subject to risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Those risks and uncertainties include but are not limited to the ability of the Company to successfully integrate Bradington-Young’s business operations, the cyclical nature of the furniture industry, domestic and international competition in the furniture industry, general economic or business conditions, both domestically and internationally, fluctuations in the price of key raw materials including lumber, which is the most significant raw material used by the Company, supply disruptions or delays affecting imported products, adverse political acts or developments in the international markets from which the Company imports products, fluctuations in foreign currency exchange rates affecting the price of the Company’s imported products, and capital costs.

ITEM 2.     PROPERTIES

Set forth below is information with respect to the Company’s principal properties. The Company believes that all these properties are well maintained and in good condition. The Company believes its manufacturing facilities are being efficiently utilized. The Company estimates that its facilities are currently being operated at approximately 85% of capacity, on a one-shift basis. All Company plants are equipped with automatic sprinkler systems and modern fire and spark detection systems, which the Company believes are adequate. All facilities set forth below are active and operational.

		Approximate Facility Size
Location	Primary Use	(Square Feet)	Owned or Leased
Martinsville, VA	Corporate Headquarters	32,000	Owned
Martinsville, VA	Manufacturing	760,000	Owned
Martinsville, VA	Distribution and Imports	580,000	Owned
Martinsville, VA	Distribution and Imports	125,000	Leased	(1)
Martinsville, VA	Distribution and Imports	162,000	Leased	(2)
Martinsville, VA	Distribution	189,000	Owned
Martinsville, VA	Plywood Production	146,000	Owned
Kernersville, NC	Manufacturing	115,000	Owned
Roanoke, VA	Manufacturing	265,000	Owned
Pleasant Garden, NC	Manufacturing	300,000	Owned
Maiden, NC	Manufacturing	200,000	Owned
High Point, NC	Showroom	60,000	Leased	(3)
Cherryville, NC	Offices and Manufacturing	144,000	Owned	(4)
Cherryville, NC	Manufacturing	53,000	Owned	(4)
Hickory, NC	Manufacturing	91,000	Owned	(4)
Woodleaf, NC	Manufacturing	34,000	Leased	(4) (5)
High Point, NC	Showroom	14,000	Owned	(4)
High Point, NC	Showroom	33,000	Owned	(4)

(1)	Lease expires October 31, 2003
(2)	Lease expires July 13, 2003, with option to extend to August 31, 2003
(3)	Lease expires October 31, 2007
(4)	Comprise the principal properties of Bradington-Young (VA)
(5)	Lease expires December 31, 2003, with two, one-year renewal options

ITEM 3.     LEGAL PROCEEDINGS

During 1998, Triwood, Inc. (“Triwood”), a joint venture that produced particleboard for furniture manufacturing, in which the Company was a 50% shareholder, was cited by the Environmental Protection Agency (“EPA”) for a violation of certain regulations under the Clean Air Act Amendments of 1990. The joint venture members elected to cease operations in November 1998. On June 30, 2000, the Company acquired all of the outstanding shares of Triwood owned by the other shareholder in the joint venture for an aggregate consideration of $1.9 million. The purchase price included the assumption by the Company of the first $100,000 of liability, if any, related to the 1998 EPA citation. Pursuant to an indemnification agreement, the Company and the other former joint venture owner will share equally, any liability in excess of $100,000. Based upon its most recent information, management does not believe the Company’s share of the liability, if any, will be material to the Company’s financial condition or results of operations.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

EXECUTIVE OFFICERS OF

HOOKER FURNITURE CORPORATION

The Company’s executive officers and their ages as of February 14, 2003 and the year each joined the Company are as follows:

Name	Age	Position	Year Joined Company
Paul B. Toms, Jr.	48	Chairman and Chief Executive Officer	1983
Douglas C. Williams	55	President and Chief Operating Officer	1971
E. Larry Ryder	55	Executive Vice President-Finance and Administration, Assistant Secretary, and Assistant Treasurer	1977
Raymond T. Harm	53	Senior Vice President-Sales	1999
Henry P. Long	51	Senior Vice President-Merchandising and Design	1983
Michael P. Spece	50	Senior Vice President-Import Division	1997
C. Scott Young	45	Chief Executive Officer and President of Bradington-Young (VA)	2003

Paul B. Toms, Jr. has been Chairman and Chief Executive Officer since December 2000. Mr. Toms was President and Chief Operating Officer from December 1999 to December 2000, Executive Vice President—Marketing from 1994 to December 1999, Senior Vice President—Sales & Marketing from 1993 to 1994, and Vice President—Sales from 1987 to 1993. Mr. Toms joined the Company in 1983 and has been a Director since 1993. Mr. Toms is the nephew of J. Clyde Hooker, Jr., who is a Director and the Chairman Emeritus of the Company.

Douglas C. Williams has been President and Chief Operating Officer since December 2000. Mr. Williams was Executive Vice President—Manufacturing from December 1999 to December 2000, Senior Vice President—Manufacturing from 1987 to 1999, and Vice President—Manufacturing from 1986 to 1987. Prior to 1986, Mr. Williams held various positions in manufacturing management. Mr. Williams joined the Company in 1971 and has been a Director since 1987.

E. Larry Ryder has been Executive Vice President—Finance and Administration since December 2000, Assistant Treasurer since 1998, and Assistant Secretary since 1990. Mr. Ryder was Senior Vice President—Finance and Administration from December 1987 to December 2000, Treasurer from 1989 to 1998, and Vice President—Finance and Administration from 1983 to 1987. Prior to 1983, Mr. Ryder served in various financial management positions. Mr. Ryder joined the Company in 1977 and has been a Director since 1987.

Raymond T. Harm has been Senior Vice President—Sales since joining the Company in 1999. Prior to joining the Company, Mr. Harm served as Vice President—Sales for The Barcalounger Company, a manufacturer of upholstered motion furniture, from 1992 to 1999.

Henry P. Long, Jr. has been Senior Vice President—Merchandising and Design since 1994. Mr. Long was Vice President— Sales from 1987 to 1994. Prior to 1987, Mr. Long served in various sales management positions. Mr. Long joined the Company in 1983 and has been a Director since 1993.

Michael P. Spece has been Senior Vice President—Import Division since December 2001. Mr. Spece was Vice President—Import Division since joining the Company in 1997 until December 2001. Prior to joining the Company, Mr. Spece served as Merchandise Manager for Gabberts Furniture and Design Studio, an independent furniture retailer, from 1989 to 1997.

C. Scott Young has been the Chief Executive Officer and President of the Company’s wholly owned subsidiary Bradington-Young (VA) since January 2003. Mr. Young joined the Company in connection with the Company’s acquisition, through Bradington-Young (VA), of substantially all of the assets of Bradington-Young (NC). Mr. Young was a member and manager of Bradington-Young (NC), and served as its Chief Executive Officer and President, from June 1995 to January 2003.

Part II

ITEM	5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

Beginning in June 2002, the Company’s stock began trading on the Nasdaq SmallCap Market under the symbol “HOFT”. From April 2001 until June 2002, the Company’s common stock was quoted on the Over-the-Counter Bulletin Board (“OTCBB”) also under the symbol “HOFT”. The OTCBB is a regulated quotation service for subscribing members of the National Association of Securities Dealers (the “NASD”) that displays real-time quotes, last-sale prices, and volume information in over-the-counter securities. Before April 2001, the Company’s common stock was not listed for trading on any securities exchange, or on Nasdaq, or on any other inter-dealer quotation system of a registered securities association. The table below sets forth the high and low sales prices per share for the Company’s common stock for the periods indicated. For periods before June 2002, the stock price information reported in the table below represents transactions in the Company’s common stock in the “over-the-counter” market during the periods indicated as reported to the NASD by the NASD’s member firms.

	2002		2001
	High	Low	High	Low
First Quarter	$12.25	$8.20	$9.00	$7.00
Second Quarter	17.45	12.10	9.25	7.13
Third Quarter	16.55	13.00	9.50	8.10
Fourth Quarter	15.92	13.95	9.50	7.75

As of February 14, 2003, the Company had approximately 894 beneficial shareholders and 1,492 current and former employees participating in the Company’s ESOP. The Company pays dividends on its common stock on or about the last day of February, May, August, and November, when declared by the Board of Directors, to shareholders of record approximately two weeks earlier. Although the Company presently intends to declare cash dividends at historical levels on a quarterly basis for the foreseeable future, the determination as to the payment and the amount of any future dividends will be made by the Board of Directors from time to time and will depend on the Company’s then current financial condition, capital requirements, results of operations, and any other factors then deemed relevant by the Board of Directors. The following table sets forth the dividends per share paid by the Company with respect to its common stock during the Company’s two most recent fiscal years:

	2002	2001
First Quarter	$0.090	$0.085
Second Quarter	0.090	0.090
Third Quarter	0.100	0.090
Fourth Quarter	0.100	0.090

ITEM 6.     SELECTED FINANCIAL DATA

The following selected financial data for each of the last five fiscal years ended November 30, 2002 has been derived from the Company’s audited, consolidated financial statements. The selected financial data should be read in conjunction with the Financial Statements, including the related Notes, and Management’s Discussion and Analysis included elsewhere in this Annual Report.

	For The Years Ended November 30,
	2002	2001	2000	1999	1998
	(In thousands, except per share data)
Income Statement Data:
Net sales	$248,346	$221,289	$251,051	$229,238	$206,521
Cost of goods sold	179,558	170,008	187,727	171,145	158,137
Gross profit	68,788	51,281	63,324	58,093	48,384
Selling and administrative expenses	42,469	39,323	40,377	34,559	31,471
Restructuring charge (1)		881
Income from operations	26,319	11,077	22,947	23,534	16,913
Other income, net	560	1,213	792	289	675
Interest expense	2,094	2,140	830	647	561
Income before income taxes	24,785	10,150	22,909	23,176	17,027
Income taxes	9,394	3,640	7,995	8,881	6,241
Net income	15,391	6,510	14,914	14,295	10,786

Per Share Data:
Basic and diluted earnings per share	2.73	1.12	2.06	1.87	1.40
Cash dividends per share	0.38	0.36	0.34	0.30	0.28
Net book value per share (2)	17.74	15.45	14.68	12.52	10.97
Weighted average shares outstanding	5,643	5,809	7,257	7,636	7,692

Balance Sheet Data:
Cash, primarily interest-bearing deposits	2,316	7,926	1,243	157	3,625
Trade receivables	33,771	29,430	31,019	26,599	23,346
Inventories	54,959	33,522	42,785	37,051	35,812
Working capital	71,376	59,624	60,669	54,557	51,793
Total assets	149,881	130,695	133,531	116,423	111,233
Long-term debt (including current maturities)	24,703	26,911	29,500	7,000	12,062
Common stock held by ESOP (3)		9,397	10,412	10,129	10,213
Shareholders’ equity (3)	101,044	77,741	75,559	85,234	73,900

(1)	In August 2001, the Company recorded a pretax charge of $881,000 for severance and early retirement benefits related to a workforce reduction of approximately 100 employees at its Martinsville, Virginia facility.

(2)	Net book value per share is derived by dividing (a) the sum of (i) “common stock held by ESOP” and (ii) “shareholders’ equity” by (b) the number of common shares issued and outstanding, excluding unearned ESOP shares.

(3)	In June 2002, Hooker Furniture common stock began trading on the Nasdaq SmallCap Market. As a result, the Company is no longer obligated to repurchase shares from participants in the Company’s ESOP. Consequently, shares previously reflected in the Company’s balance sheets as “common stock held by ESOP” have been reclassified to “shareholders’ equity”.

ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS

The following discussion should be read in conjunction with the Selected Financial Data and the Financial Statements, including the related Notes, contained elsewhere in this Annual Report.

Results of Operations

The following table sets forth the percentage relationship to net sales of certain items included in the statements of income:

	For the Years Ended November 30,
	2002	2001	2000
Net sales	100.0%	100.0%	100.0%
Cost of sales	72.3	76.8	74.8

Gross profit	27.7	23.2	25.2
Selling & administrative expenses	17.1	17.8	16.1
Restructuring charge		0.4

Operating income	10.6	5.0	9.1
Other income, net	0.2	0.6	0.3
Interest expense	0.8	1.0	0.3

Income before income taxes	10.0	4.6	9.1
Income taxes	3.8	1.7	3.2

Net income	6.2%	2.9%	5.9%

2002 Compared to 2001

Net sales in 2002 increased $27.1 million, or 12.2%, to $248.3 million from $221.3 million in 2001. Increased unit volume in imported product lines (primarily occasional, bedroom, casual dining and entertainment centers) and domestically produced home office furniture was partially offset by lower unit volume in domestically produced bedroom furniture, wall systems, and entertainment centers. Average selling prices were lower during the 2002 periods due to the mix of products shipped (primarily higher imported furniture shipments). In 2001, the Company experienced a downturn in shipments, reflecting the industry-wide downturn experienced during most of last year.

During 2002, net sales for imported product lines, including sales under the Container Direct Program, increased $35.0 million, or nearly 51%, to $103.9 million, representing almost 42% of the Company’s total net sales. The Container Direct Program allows larger retailers to purchase full containers of imported product that the Company can expedite from its offshore suppliers directly to the retailers’ docks. While increased customer demand and the new Container Direct Program account for most of the increase in volume during 2002, the Company also increased significantly its purchases of imported product during the last half of the year. The increased level of purchases enabled the Company to ship a substantial portion of its backlog of orders for imported products. The Company believes that its ability to improve delivery of imported products to customers has generated additional demand. Although systems are in place to help meet customer demand efficiently in the future, the Company does not expect to purchase inventory at the same levels and consequently does not expect to experience the same rate of growth in import sales that it experienced during the last half of 2002. Generally the cost of imported products is lower as a percentage of sales than for domestically manufactured goods. However, the increased cost of warehousing to facilitate dealer demand, captured in selling and administrative expenses, is higher as a percentage of sales than for domestically manufactured goods.

Gross profit margin increased to 27.7% in 2002 compared to 23.2% in 2001. Most of the improvement during 2002 can be attributed to the increased shipments of “higher margin” imported products through customary distribution channels as well as the new Container Direct Program. Also during 2002, the Company’s domestic manufacturing facilities continued to see reductions in raw material costs, principally lumber and wood products, as a percentage of sales volume. Labor and overhead efficiencies also improved in spite of shortened work schedules at most plants during the second half of 2002. The Company also operated on reduced production schedules during the first nine months of 2001.

Selling and administrative expenses increased $3.1 million, or 8.0%, to $42.5 million in 2002 from $39.3 million in 2001. The increase was due principally to higher selling and distribution expenses to support increased sales (principally sales commissions). A decrease in selling and administrative expenses as a percentage of net sales contributed to the improvement in operating margins. Selling and administrative expenses as a percentage of net sales decreased to 17.1% in 2002 compared to 17.8% in 2001 as a result of higher net sales in the 2002 period.

A one-time restructuring charge and a special cash distribution to former ESOP participants also contributed to the decline in operating income in 2001. These expenses were related to the workforce reduction at the Martinsville facility on August 30, 2001. The one-time restructuring charge consisted of $881,000, pretax, in severance and early retirement benefits paid to terminated employees. In addition, the Company recorded a $321,000 pretax expense related to a cash distribution, required by the terms of the ESOP, terminated employees who requested distribution of their ESOP accounts in cash. The amount of the distribution was based on the fair market value, as determined by an independent appraisal, of the approximately 19,000 shares of common stock held in those employees’ ESOP accounts. These shares have been reallocated to active ESOP participants. These combined, non-recurring charges reduced 2001 operating income by $1.2 million, or 0.5% of net sales.

As a result of the above, operating income increased to $26.3 million, or 10.6% of net sales, in 2002, compared to $11.1 million, or 5.0% of net sales, in 2001.

Other income in 2002 declined to $560,000 from $1.2 million in 2001. The decline is due principally to lower rental income. During 2001, the Company received rental income for land and a building that was sold on May 31, 2001 and for a warehouse facility under a lease agreement that terminated in August 2001. In July 2002, the Company decided to reactivate that warehouse facility, located in Martinsville, Virginia. The facility reopened September 3, 2002, for warehousing certain domestically produced goods, making room for more imported products at the Company’s central distribution center. Consequently, the $1.7 million carrying value of the reactivated facility (stated at the lower of carrying value, or fair value net of estimated selling expenses) was reclassified from “assets held for sale” (included in “other assets” on the balance sheets) to “property, plant, and equipment”.

Interest expense decreased $46,000 during 2002 from 2001, as a result of lower debt levels. Interest expense approximated $2.1 million in each period.

The Company’s effective tax rate increased to 37.9% in 2002 from 35.8% in 2001. The lower federal tax rate in 2001 is primarily attributed to the applicability of lower tax brackets.

Net income in 2002 increased 136.4%, to $15.4 million, from $6.5 million in 2001. Earnings per share increased to $2.73 in 2002, compared with $1.12 in 2001. The restructuring charge and the cash distribution to former ESOP participants discussed above reduced 2001 net income by $745,000 after tax, or $0.13 per share.

2001 Compared to 2000

Net sales decreased $29.8 million, or 11.9%, to $221.3 million in 2001 compared to $251.1 million in 2000. Unit volume declined across all domestically produced product lines, while unit volume for imported product lines increased slightly. Average selling prices also declined during 2001, due to a change in the mix of products sold. The sales declines in the 2001 periods are a reflection of the difficult economic climate experienced since late 2000.

Gross profit margin for 2001 declined to 23.2% from 25.2% in 2000. The decrease was due principally to an increase in overhead cost as a percentage of sales volume resulting from lower production levels. Raw material costs and the delivered cost of imported furniture both declined as a percentage of sales volume, partially offsetting the increases in cost absorption. The Company’s labor cost as a percentage of sales volume also increased from the prior year, even though the Company’s manufacturing facilities worked a short, 35-hour weekly production schedule from January through August 2001. The Company also closed its production facilities for one week in July for annually-scheduled maintenance and also for one week in each of August and September to control inventory levels. In addition, on August 30, 2001, the Company reduced the workforce at its Martinsville plant by about 100 employees.

Selling and administrative expenses decreased $1.1 million, or 2.6%, to $39.3 million in 2001 from $40.4 million in 2000. During 2001, the Company incurred lower selling expenses related to lower sales (principally sales commissions) and lower legal and professional costs. Legal and professional costs were higher in 2000 due to fees incurred in connection with a tender offer by the Company’s ESOP to purchase 1.8 million shares of the Company’s stock from existing shareholders, completed in September 2000 (the “ESOP Tender Offer”). These cost decreases were partially offset by higher sample costs and depreciation expense in 2001. As a percentage of net sales, selling and administrative expenses increased to 17.8% in 2001, from 16.1% in 2000, as a result of lower net sales in 2001.

Overall, while production costs and selling and administrative expenses decreased in 2001, these reductions in cost were not sufficient to completely offset the effect of lower sales volume on operating margins.

A one-time restructuring charge and a special cash distribution to former ESOP participants also contributed to the decline in operating income in 2001. These expenses were related to the workforce reduction at the Martinsville facility on August 30, 2001. The one-time restructuring charge consisted of $881,000, pretax, in severance and early retirement benefits paid to terminated employees. In addition, the Company recorded a $321,000 pretax expense related to a cash distribution, required by the terms of the ESOP, to terminated employees who requested distribution of their ESOP accounts in cash. The amount of the distribution was based on the fair market value, as determined by an independent appraisal, of the approximately 19,000 shares of common stock held in those employees’ ESOP accounts. These shares have been reallocated to active ESOP participants. These combined, non-recurring charges reduced operating income by $1.2 million, or 0.5% of net sales.

As a result of the above, operating income decreased to $11.1 million, or 5.0% of net sales, in 2001, compared to $22.9 million, or 9.1% of net sales, in 2000.

Other income in 2001 increased to $1.2 million from $792,000 in 2001. The increase is due principally to a net gain in 2001, compared to a net loss in 2000, on the incidental disposal of assets. Rental income was higher in 2001 than in 2000. The Company received rental income for land and a building from July 1, 2000, until the property was sold on May 31, 2001. Also the Company leased a warehouse facility to a third party from August 2000 through July 2001. In addition, the Company generated more interest income in 2001 compared to 2000, as a result of having higher available cash balances to invest.

Interest expense increased $1.3 million to $2.1 million in 2001 compared to $830,000 in 2000. The increase was due to interest incurred on the September 2000 term loan entered into in connection with the ESOP Tender Offer.

The Company’s effective tax rate increased from 34.9% in 2000 to 35.8% in 2001.

Net income in 2001 declined 56.3%, to $6.5 million, from $14.9 million in 2000. Earnings per share decreased to $1.12 in 2001, compared with $2.06 in 2000. The restructuring charge and the cash distribution to former ESOP participants discussed above reduced 2001 net income by $745,000 after tax, or $0.13 per share.

Financial Condition, Liquidity, and Capital Resources

As of November 30, 2002, assets totaled $149.9 million, increasing from $130.7 million at November 30, 2001. Shareholders’ equity at November 30, 2002, was $101.0 million, compared to $77.7 million at November 30, 2001. The increase in shareholders’ equity includes the reclassification of “common stock held by ESOP” in the amount of $9.4 million into “retained earnings” (see Note 11 to the Financial Statements). The Company’s long-term debt, including current maturities, was $24.7 million at November 30, 2002, declining from $26.9 million at November 30, 2001. Working capital increased to $71.4 million as of November 30, 2002, from $59.6 million at the end of 2001, reflecting higher inventories and trade receivables, partially offset by a lower cash position and higher trade payables and accrued liabilities.

During 2002 and 2001, the Company recognized a decrease in the aggregate fair market value of its interest rate swap agreements, resulting from the general decline in interest rates that occurred during those periods. The aggregate decrease in the fair market value of the effective portion of the agreements of $1.9 million after tax ($3.1 million pretax) as of November 30, 2002, and $1.7 million after tax ($2.7 million pretax) as of November 30, 2001, is reflected under the caption “accumulated other comprehensive loss” in the balance sheets.

During 2002, cash generated from operations ($5.7 million) and a decrease in available cash ($5.6 million) funded capital expenditures ($6.1 million), net repayments of long-term debt ($2.2 million), dividend payments ($1.9 million), and the purchase and retirement of common stock ($1.2 million). During 2001, cash generated from operations ($20.5 million) and the sale of property ($2.8 million) funded capital expenditures ($8.8 million), an increase in available cash ($6.7 million), the purchase and retirement of common stock ($2.9 million), net repayments of long-term debt ($2.6 million), and dividend payments ($2.3 million).

Cash generated from operations of $5.7 million during 2002 decreased $14.8 million from $20.5 million in 2001. The decrease was due to higher payments to suppliers and employees and higher tax payments, partially offset by higher payments received from customers and lower interest payments. Payments to suppliers and employees increased $33.9 million, principally to fund increases in inventory of imported products and trade receivables. The increase was partially offset by higher current liabilities. The Company increased its inventory of imported products during 2002 in order to meet customer demand and fill order backlogs during the fourth quarter. The Company expects inventory purchases of imported products to stabilize at current levels for the foreseeable future. Cash received from customers increased $20.5 million as a result of higher sales. Tax payments increased $1.5 million as a result of higher income levels.

Investing activities consumed $6.1 million during 2002 compared to $6.0 million in 2001. Expenditures in each year were incurred principally for plant, equipment, and other assets to maintain and enhance the Company’s facilities and business operating systems. On May 31, 2001, the Company’s wholly-owned subsidiary, Triwood, Inc., sold land and a building that was being leased to a third party for $2.7 million in cash.

The Company used cash of $5.2 million for financing activities in 2002 compared to $7.8 million in 2001. During 2002, the Company repaid $2.2 million, net, of long-term debt, paid dividends of $1.9 million, repurchased approximately 60,000 shares of common stock from ESOP participants at a total cost of $1.1 million, or $17.95 per share, as required by the terms of the ESOP, and repurchased approximately 6,000 shares of common stock at a total cost of $83,000, or $13.62 per share, under the common stock repurchase program authorized by the Board of Directors in 2001. During 2001, the Company purchased and retired $2.9 million of common stock, repaid $2.6 million, net, of long-term debt, and paid dividends in the amount of $2.3 million.

In 2001, the Company’s Board of Directors authorized the repurchase of up to an aggregate $5.2 million of the Company’s common stock. Repurchases may be made from time to time in the open market, or in privately negotiated transactions, at prevailing market prices that the Company deems appropriate. Through November 30, 2002, the Company has repurchased 292,000 shares under the authorization, at a total cost of $2.5 million or an average of $8.58 per share. Based on the market value of the common stock as of November 30, 2002, the remaining $2.7 million of the authorization would allow the Company to repurchase approximately 2.4% of the 7.2 million shares outstanding, or 3.4% of the Company’s outstanding shares excluding the 2.3 million shares held by the ESOP.

As of November 30, 2002, the Company had $9.1 million available under its revolving line of credit and $39.9 million available under additional lines of credit to fund working capital needs. The Company believes it has the financial resources (including available cash, expected cash flow from operations, and lines of credit) needed to meet business requirements for the foreseeable future including capital expenditures, working capital, purchases under the stock repurchase program, and dividends on the Company’s common stock. Cash flow from operations is highly dependent on order rates and the Company’s operating performance. The Company expects to spend $5.0 to $8.0 million in capital expenditures during fiscal 2003 to maintain and enhance its facilities and operating systems.

Commitments and Contractual Obligations

As of November 30, 2002, the Company’s commitments and contractual obligations were as follows:

	Payments Due by Period (In thousands)
	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Long-term debt and capital leases	$2,905	$10,629	$8,376	$2,793
Operating leases	1,355	1,351	858

Total contractual cash obligations	$4,260	$11,980	$9,234	$2,793

Outlook

The Company believes that the stagnant economy, geo-political concerns, unsettled financial markets, and low consumer confidence all indicate slow to moderate retail sales for at least the first half of 2003. We continue to be optimistic about growth in our domestically produced bedroom business. Over 470 dealers have purchased and placed the new bedroom groups on their retail showroom floors. The Company’s goal is 500 placements for these new bedroom groups. The Company expects product introductions for the April 2003 furniture market to be well received based on feedback from a limited number of retailers who critiqued those offerings at our February 2003 design show. Order backlogs in February 2003 approximate backlog levels one year ago. Generally, our plants will continue to work 35-hour per week schedules into April 2003.

Our integration of the Bradington-Young acquisition is proceeding as planned. We have made progress on integrating our sales force and are working together on product development, promotions, and sales. Our first quarter 2003 results will include the results of Bradington-Young for the two-month period from January through February 2003.

Environmental Matters

Hooker Furniture Corporation is committed to protecting the environment as evidenced by its products and its manufacturing operations. The Company’s manufacturing sites generate both hazardous and non-hazardous wastes, the treatment, storage, transportation, and disposal of which, are subject to various local, state, and national laws relating to protecting the environment.

The Company is in various stages of investigation or remediation of alleged or acknowledged contamination at current or former manufacturing sites. The Company’s policy is to record environmental liabilities when loss amounts are probable and can be reasonably estimated. The costs associated with the Company’s environmental responsibilities, compliance with federal, state, and local laws regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, has not had and, in the opinion of management, will not have a material effect on the Company’s financial position, results of operations, capital expenditures, or competitive position.

Critical Accounting Policies and Estimates

The Company’s significant accounting policies are more fully described in its Summary of Significant Accounting Policies to the Company’s consolidated financial statements. The preparation of financial statements in conformity with accounting principles generally accepted within the United States requires management to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying financial statements and related notes. In preparing these financial statements, management has made its best estimates and judgments of certain amounts included in the financial statements, giving due consideration to materiality. The Company does not believe there is a great likelihood that materially different amounts would be reported related to the accounting policies described below, however, application of these accounting policies involves the exercise of judgment and the use of assumptions as to future uncertainties and as a result, actual results could differ from these estimates.

The Company evaluates the adequacy of its allowance for doubtful accounts at the end of each quarter. In performing this evaluation, the Company analyzes the payment history of its significant past due accounts, subsequent cash collections on these accounts and comparative accounts receivable aging statistics. Based on this information, along with consideration of the general strength of the economy, the Company develops what it considers to be a reasonable estimate of the un-collectible amounts included in accounts receivable. This estimate involves significant judgment by the management of the Company. Actual un-collectible amounts may differ from the Company’s estimate.

The Company values its inventories at the lower of cost, using the last-in, first-out (LIFO) method, or market. The Company evaluates its inventory for excess or slow moving items based on recent and projected sales and order patterns. The Company establishes an allowance for those items that the estimated market value or net sales value is lower than their recorded cost. This estimate involves significant judgment by management and actual values may differ from the Company’s estimate.

Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations”, which became effective July 1, 2001. SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001, and eliminates the pooling-of-interests method. The adoption of SFAS 141 did not had an effect on the Company’s financial statements.

In July 2001, the FASB issued SFAS 142, “Goodwill and Other Intangible Assets”. This statement is effective for fiscal years beginning after December 15, 2001. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing, recognized intangibles such as goodwill, reassessment of the useful lives of existing, recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairment of goodwill. SFAS 142 also requires a transitional goodwill impairment test six months from the date of adoption and further requires an evaluation of the carrying value of goodwill for impairment annually thereafter. The adoption of SFAS 142 did not have an effect on the Company’s financial statements.

In October 2001, the FASB issued SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes SFAS 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of”, and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”. This statement also amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements”, to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. This statement requires that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. This statement also broadens the presentation of discontinued operations to include more disposal transactions. SFAS 144 is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The adoption of SFAS 144 did not have a material effect on the Company’s financial statements.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”. This statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. This statement also establishes that fair value is the objective for initial measurement of the liability. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS 146 will not have an effect on the Company’s financial statements.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an Amendment of SFAS No. 123”. This statement amends SFAS No. 123, “Accounting for Stock-Based Compensation”, to provide alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The adoption of SFAS 148 will not have an effect on the Company’s financial statements.

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

The Company’s obligations under its lines of credit, industrial revenue bonds, and term loan bear interest at variable rates. The Company has entered into interest rate swap agreements that, in effect, fix the rate of interest on the industrial revenue bonds at 4.7% through 2006 and on the term loan at 7.4% through 2010. There were no other material derivative instrument transactions during any of the periods presented. As of November 30, 2002, $6.4 million was outstanding under the Company’s industrial revenue bonds, $17.8 million was outstanding under the term loan, and $500,000 was outstanding under the revolving credit line. A 10% fluctuation in market interest rates would not have a material impact on the Company’s results of operations or financial condition.

For imported products, the Company generally negotiates firm pricing with its foreign suppliers, for periods typically of up to one year. The Company accepts the exposure to exchange rate movements beyond these negotiated periods without using derivative financial instruments to manage this risk. Since the Company transacts its purchases of import products in U.S. Dollars, a decline in the relative value of the U.S. Dollar could increase the cost of imported products when the Company renegotiates pricing. As a result, a weakening U.S. Dollar exchange rate could adversely impact sales volume and profit margins during affected periods. However, the Company generally expects to reflect substantially all of the effect of any price changes from suppliers in the price it charges for its imported products.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and schedule listed in Items 15(a)(1) and 15(a)(2) of this report are incorporated herein by reference and are filed as a part of this report.

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

As reported in the Company’s Current Report on Form 8-K originally filed with the Securities and Exchange Commission on October 2, 2002, as amended February 26, 2003, the Company engaged KPMG LLP on September 30, 2002 to serve as the Company’s principal accountant to audit the Company’s financial statements for the fiscal year ending November 30, 2003. BDO Seidman, LLP continued to serve as the Company’s principal accountant to audit the Company’s financial statements for the fiscal year ended November 30, 2002, through the completion of that audit and the date of the Company’s Annual Report on Form 10-K for that period. The change in the Company’s principal accountant was recommended by the Audit Committee and approved by the Board of Directors.

Part III

In accordance with General Instruction G (3) of Form 10-K, the information called for by Items 10, 11, 12, and 13 of Part III is incorporated by reference to the registrant’s definitive Proxy Statement for its Annual Meeting of Shareholders scheduled to be held March 28, 2003, except for information concerning the executive officers of the registrant which is included in Part I of this report under the caption “Executive Officers of Hooker Furniture Corporation”.

ITEM 14.     CONTROLS AND PROCEDURES

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

Part IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)		Documents filed as part of this report on Form 10-K:

(1)		The following financial statements are included in this report on Form 10-K:

Report of Independent Certified Public Accountants.

Consolidated Balance Sheets as of November 30, 2002 and 2001.

Consolidated Statements of Income for each of the three fiscal years ended November 30, 2002.

Consolidated Statements of Cash Flows for each of the three fiscal years ended November 30, 2002.

Consolidated Statements of Shareholders’ Equity for each of the three fiscal years ended November 30, 2002.

Summary of Significant Accounting Policies.

Notes to Consolidated Financial Statements.

(2)		Financial Statement Schedule:

Report on Financial Statement Schedule.

Schedule II—Valuation and Qualifying Accounts for each of the three fiscal years ended November 30, 2002.

(b)		The following reports on Form 8-K were filed by the registrant during the last quarter covered by this report:

Form8-K, dated September 30, 2002 and filed with the SEC October 2, 2002, announcing a change in the Company’s accountant.

Form 8-K, dated October 7, 2002 and filed with the SEC October 7, 2002, announcing the signing of a letter of intent to acquire Bradington-Young, LLC.

(c)		Exhibits:

	3.1	Amended and Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form 10 (SEC File No. 000-25349))

3.2

Articles of Amendment to Amended and Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form 10 (SEC File No. 000-25349))

	3.3	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form 10 (SEC File No. 000-25349))

	4.1	Amended and Restated Articles of Incorporation of the Company (See Exhibit 3.1)

	4.2	Articles of Amendment to Amended and Restated Articles of Incorporation of the Company (See Exhibit 3.2)

	4.3	Amended and Restated Bylaws of the Company (See Exhibit 3.3)

4.4(a)

Term Loan Agreement, dated September 18, 2000 (“SunTrust Term Loan”), between the Company and SunTrust Bank (including related Term Note and Negative Pledge Agreement) (incorporated by reference to Exhibit 4.4 of the Company’s Form 10-K (SEC File No. 000-25349) for the fiscal year ended November 30, 2000)

4.4	(b)	Loan Modification Agreement, dated as of December 31, 2002, with respect to the SunTrust Term Loan, between the Company and SunTrust Bank (including Renewal Term Note dated January 2, 2003)*
4.5		Promissory Note, dated January 2, 2003, between Bank of America, N.A., and the Company*

Pursuant to Regulation S-K, Item 601(b)(4)(iii), instruments evidencing long-term debt less than 10% of the Company’s total assets have been omitted and will be furnished to the Securities and Exchange Commission upon request.

10.1		Form of Salary Continuation Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form 10 (SEC File No. 000-25349))**

10.2		Form of Split Dollar Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form 10 (SEC File No. 000-25349))**

10.3	(a)

Commitment Letter for line of credit (“BB&T Credit Line”) and related Promissory Note, each dated August 1, 2000, between Branch Banking & Trust Company of Virginia and the Company (incorporated by reference to Exhibit 10.4 of the Company’s Form 10-K (SEC File No. 000-25349) for the fiscal year ended November 30, 2001)

10.3	(b)

Commitment Letter renewing and increasing the BB&T Credit Line and related Promissory Note, each dated April 6, 2001, between Branch Banking & Trust Company of Virginia and the Company (incorporated by reference to Exhibit 10.5 of the Company’s Form 10-K (SEC File No. 000-25349) for the fiscal year ended November 30, 2001)

10.3	(c)

Commitment Letter renewing the BB&T Credit Line and related Promissory Note, each dated April 19, 2002, between Branch Banking & Trust Company of Virginia and the Company (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q (SEC File No. 000-25349) for the fiscal quarter ended May 31, 2002)

10.3	(d)

Commitment Letter renewing and increasing the BB&T Credit Line and related Promissory Note, each dated July 3, 2002, between Branch Banking & Trust Company of Virginia and the Company (incorporated by reference to Exhibit 10.2 of the Company’s Form 10-Q (SEC File No. 000-25349) for the fiscal quarter ended May 31, 2002)

10.4	(a)	SunTrust Term Loan, dated September 18, 2000, between the Company and SunTrust Bank (including related Term Note and Negative Pledge Agreement) (See Exhibit 4.4(a))

10.4	(b)

Loan Modification Agreement, dated as of December 31, 2002, with respect to the SunTrust Term Loan, between the Company and SunTrust Bank (including related Renewal Term Note dated January 2, 2003) (See Exhibit 4.4(b))

10.5

Credit Agreement, dated September 18, 2000, between the Company and the Hooker Furniture Corporation Employee Stock Ownership Plan Trust (including related Non-Recourse Promissory Note and Stock Pledge Agreement) (incorporated by reference to Exhibit 10.7 of the Company’s Form 10-K (SEC File No. 000-25349) for the fiscal year ended November 30, 2000)

10.6		Promissory Note, dated January 2, 2003, between Bank of America, N.A., and the Company (See Exhibit 4.5)

10.7		Lease, dated November 1, 2002, between International Home Furnishings Center and the Company*

10.8

Lease, dated March 14, 1994, between Fred B. Caffey (the “Caffey Lease”) and the Company (incorporated by reference to Exhibit 10.1 of the Company’s Registration Statement on Form 10 (SEC File No. 000-25349))

10.9		Addendum to the Caffey Lease dated October 26, 2002*

10.1	0	Sublease, dated January 29, 2003, between Pulaski Furniture Corporation and the Company*

21		List of Subsidiaries:

Bradington-Young, LLC, a Virginia limited liability company

Triwood, Inc., a Virginia corporation

99.1		Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

99.2		Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*     Filed herewith

**   Management contract or compensatory plan

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOOKER FURNITURE CORPORATION

/s/ PAUL B. TOMS, JR.
Paul B. Toms, Jr. Chairman and Chief Executive Officer

February 26, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ PAUL B. TOMS, JR. Paul B. Toms, Jr.	Chairman, Chief Executive Officer and Director (Principal Executive Officer)	February 26, 2003

/s/ DOUGLAS C. WILLIAMS Douglas C. Williams	President, Chief Operating Officer and Director	February 26, 2003

/s/ E. LARRY RYDER E. Larry Ryder	Executive Vice President—Finance and Administration and Director (Principal Financial Officer)	February 26, 2003

/s/ HENRY P. LONG, JR. Henry P. Long, Jr.	Senior Vice President—Merchandising and Design and Director	February 26, 2003

/s/ R. GARY ARMBRISTER R. Gary Armbrister	Chief Accounting Officer (Principal Accounting Officer)	February 26, 2003

/s/ J. CLYDE HOOKER, JR. J. Clyde Hooker, Jr.	Director and Chairman Emeritus	February 26, 2003

/s/ W. CHRISTOPHER BEELER, JR. W. Christopher Beeler, Jr.	Director	February 26, 2003

/s/ ALAN D. COLE Alan D. Cole	Director	February 26, 2003

/s/ JOHN L. GREGORY, III John L. Gregory, III	Director	February 26, 2003

/s/ IRVING M. GROVES, JR. Irving M. Groves, Jr.	Director	February 26, 2003

/s/ A. FRANK HOOKER, JR. A. Frank Hooker, Jr.	Director	February 26, 2003

/s/ ROBERT A. TAYLOR Robert A. Taylor	Director	February 26, 2003

/s/ L. DUDLEY WALKER L. Dudley Walker	Director	February 26, 2003

CERTIFICATION

I, Paul B. Toms, Jr., certify that:

1.	I have reviewed this annual report on Form 10-K of Hooker Furniture Corporation;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	February 26, 2003	/s/ Paul B. Toms, Jr.
Paul B. Toms, Jr. Chairman and Chief Executive Officer

CERTIFICATION

I, E. Larry Ryder, certify that:

1.	I have reviewed this annual report on Form 10-K of Hooker Furniture Corporation;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	February 26, 2003	/s/ E. Larry Ryder
E. Larry Ryder Executive Vice President—Finance and Administration and Chief Financial Officer

HOOKER FURNITURE CORPORATION AND SUBSIDIARY

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Shareholders of

Hooker Furniture Corporation and Subsidiary

Martinsville, Virginia

We have audited the accompanying consolidated balance sheets of Hooker Furniture Corporation and subsidiary as of November 30, 2002 and 2001 and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended November 30, 2002. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hooker Furniture Corporation and subsidiary at November 30, 2002 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended November 30, 2002, in conformity with accounting principles generally accepted in the United States of America.

Richmond, Virginia

December 13, 2002, except for Note 12, which is as of January 2, 2003

HOOKER FURNITURE CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(In thousands, including share data)

	As of November 30,
	2002	2001
Assets
Current assets
Cash, primarily interest-bearing deposits	$2,316	$7,926
Trade receivables, less allowances of $800 and $650	33,771	29,430
Inventories	54,959	33,522
Income taxes recoverable		1,359
Prepaid expenses and other	2,225	2,368

Total current assets	93,271	74,605
Property, plant, and equipment, net	49,577	49,952
Other assets	7,033	6,138

Total assets	$149,881	$130,695

Liabilities and Shareholders’ Equity
Current liabilities
Trade accounts payable	$5,427	$4,088
Accrued salaries, wages, and benefits	6,022	4,789
Accrued income taxes	3,169
Other accrued expenses	4,372	3,374
Current maturities of long-term debt	2,905	2,730

Total current liabilities	21,895	14,981
Long-term debt	21,798	24,181
Other long-term liabilities	5,144	4,395

Total liabilities	48,837	43,557

Common stock held by ESOP		9,397

Shareholders’ Equity
Common stock, no par value, 10,000 shares authorized, 7,238 and 7,304 shares issued and outstanding	3,025	2,789
Unearned ESOP shares (1,541 and 1,663 shares)	(19,261)	(20,793)
Retained earnings	119,213	97,432
Accumulated other comprehensive loss	(1,933)	(1,687)

Total shareholders’ equity	101,044	77,741

Total liabilities and shareholders’ equity	$149,881	$130,695

See accompanying Summary of Significant Accounting Policies and Notes to Consolidated Financial Statements.

HOOKER FURNITURE CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	For The Year Ended November 30,
	2002	2001	2000
Net sales	$248,346	$221,289	$251,051

Cost of sales	179,558	170,008	187,727

Gross profit	68,788	51,281	63,324

Selling and administrative expenses	42,469	39,323	40,377

Restructuring charge		881

Operating income	26,319	11,077	22,947

Other income, net	560	1,213	792

Interest expense	2,094	2,140	830

Income before taxes	24,785	10,150	22,909

Income taxes	9,394	3,640	7,995

Net income	$15,391	$6,510	$14,914

Earnings per share:

Basic and diluted	$2.73	$1.12	$2.06

Weighted average shares outstanding	5,643	5,809	7,257

See accompanying Summary of Significant Accounting Policies and Notes to Consolidated Financial Statements.

HOOKER FURNITURE CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For The Year Ended November 30,
	2002	2001	2000
Cash flows from operating activities:
Cash received from customers	$244,376	$223,845	$247,459
Cash paid to suppliers and employees	(230,982)	(197,110)	(222,562)
Income taxes paid, net	(5,980)	(4,484)	(8,028)
Interest paid, net	(1,719)	(1,791)	(490)

Net cash provided by operating activities	5,695	20,460	16,379

Cash flows from investing activities:
Purchase of property, plant, and equipment	(6,082)	(8,797)	(12,064)
Acquisition of joint venture, net of cash received			(801)
Sale of property and equipment	18	2,779	56

Net cash absorbed by investing activities	(6,064)	(6,018)	(12,809)

Cash flows from financing activities:
Proceeds from long-term debt	3,000	2,500	41,000
Payments on long-term debt	(5,208)	(5,089)	(18,500)
Cash dividends paid	(1,866)	(2,259)	(2,484)
Purchase and retirement of common stock	(1,167)	(2,911)
Purchase of common stock by ESOP			(22,500)

Net cash absorbed by financing activities	(5,241)	(7,759)	(2,484)

Net increase (decrease) in cash	(5,610)	6,683	1,086
Cash at beginning of year	7,926	1,243	157

Cash at end of year	$ 2,316	$ 7,926	$ 1,243

Reconciliation of net income to net cash provided by operating activities:
Net income	$ 15,391	$ 6,510	$ 14,914
Depreciation and amortization	8,103	7,592	6,689
Non-cash ESOP cost	1,794	1,514	678
Deferred taxes	(634)	(295)	782
(Gain) loss on disposal of property and equipment	(5)	(59)	111
Changes in assets and liabilities, net of effect from acquisition:
Trade receivables	(4,341)	1,589	(4,420)
Inventories	(21,437)	9,263	(5,734)
Income taxes recoverable	1,359	(549)	(458)
Prepaid expenses and other assets	(1,626)	(1,947)	440
Trade accounts payable	1,339	(1,318)	1,630
Accrued salaries, wages, and benefits	1,233	(1,681)	1,083
Accrued income taxes	3,169		(669)
Other accrued expenses	601	(452)	905
Other long-term liabilities	749	293	428

Net cash provided by operating activities	$ 5,695	$ 20,460	$ 16,379

See accompanying Summary of Significant Accounting Policies and Notes to Consolidated Financial Statements.

HOOKER FURNITURE CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands, except per share data)

	For Each of The Three Years Ended November 30, 2002
	Common Stock		Unearned ESOP Shares	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Amount
Balance at November 30, 1999	7,617	$2,418		$82,816		$85,234
Net income				14,914		14,914
Cash dividends on common stock ($0.34 per share)				(2,484)		(2,484)
Purchase of shares by ESOP			$(22,500)			(22,500)
ESOP cost		187	491			678
Increase in fair value of shares held by ESOP				(283)		(283)

Balance at November 30, 2000	7,617	2,605	(22,009)	94,963		75,559

Net income				6,510		6,510
Change in unrealized loss on interest rate swap					$(1,687)	(1,687)

Total comprehensive income						4,823

Cash dividends on common stock ($0.36 per share)				(2,259)		(2,259)
Purchase and retirement of common stock	(313)	(114)		(2,797)		(2,911)
ESOP cost		298	1,216			1,514
Decrease in fair value of shares held by ESOP				1,015		1,015

Balance at November 30, 2001	7,304	2,789	(20,793)	97,432	(1,687)	77,741

Net income				15,391		15,391
Change in unrealized loss on interest rate swap					(246)	(246)

Total comprehensive income						15,145

Cash dividends on common stock ($0.38 per share)				(1,866)		(1,866)
Purchase and retirement of common stock	(66)	(26)		(1,141)		(1,167)
ESOP cost		262	1,532			1,794
Reclassification of common stock held by ESOP to retained earnings				9,397		9,397

Balance at November 30, 2002	7,238	$3,025	$(19,261)	$119,213	$(1,933)	$101,044

See accompanying Summary of Significant Accounting Policies and Notes to Consolidated Financial Statements.

HOOKER FURNITURE CORPORATION AND SUBSIDIARY

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

The Company manufactures and imports household and home office furniture for sale to wholesale and retail merchandisers located primarily throughout North America. The Company operates in one business segment. Substantially all revenues result from the sale of residential wood furniture products. Substantially all of the Company’s trade accounts receivable are due from retailers in this market, which consists of a large number of entities with a broad geographical dispersion.

Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Triwood, Inc. All material inter-company accounts and transactions have been eliminated upon consolidation.

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

Fair Value of Financial Instruments

The carrying value for each of the Company’s financial instruments (consisting of cash, accounts receivable, accounts payable, and accrued salaries) approximates fair value because of the short-term nature of those instruments. The fair value of the Company’s industrial development revenue bonds and term loan is estimated based on the quoted market rates for similar debt with remaining maturity. On November 30, 2002, the carrying value of the industrial development revenue bonds and term loan approximated fair value. The fair value of the Company’s interest rate swap agreements is based on values provided by the issuers.

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

Revenue Recognition

The Company recognizes sales revenue and ownership passes to the buyer at the time products are shipped. Substantially all of the Company’s trade accounts receivable are from customers in the retail furniture industry. Management continually performs credit evaluations of its customers and generally does not require collateral.

Long-Lived Assets

Long-lived assets, such as property, plant, and equipment, are evaluated for impairment when events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable through the estimated undiscounted future cash flows from the use of those assets. When any such impairment exists, the related assets will be written down to fair value. No impairment losses have been recorded through November 30, 2002.

Earnings Per Share

Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilutive effect of securities that could share in the earnings of the Company. Unallocated ESOP shares are not considered outstanding for purposes of calculating basic and diluted earnings per share. At November 30, 2002, there were no securities that had a dilutive effect.

Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations”, which became effective July 1, 2001. SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001, and eliminates the pooling-of-interests method. The adoption of SFAS 141 did not had an effect on the Company’s financial statements.

In July 2001, the FASB issued SFAS 142, “Goodwill and Other Intangible Assets”. This statement is effective for fiscal years beginning after December 15, 2001. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing, recognized intangibles such as goodwill, reassessment of the useful lives of existing, recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairment of goodwill. SFAS 142 also requires a transitional goodwill impairment test six months from the date of adoption and further requires an evaluation of the carrying value of goodwill for impairment annually thereafter. The adoption of SFAS 142 did not have an effect on the Company’s financial statements.

In October 2001, the FASB issued SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes SFAS 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of”, and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”. This statement also amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements”, to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. This statement requires that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. This statement also broadens the presentation of discontinued operations to include more disposal transactions. SFAS 144 is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The adoption of SFAS 144 did not have a material effect on the Company’s financial statements.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”. This statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. This statement also establishes that fair value is the objective for initial measurement of the liability. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS 146 will not have an effect on the Company’s financial statements.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an Amendment of SFAS No. 123”. This statement amends SFAS No. 123, “Accounting for Stock-Based Compensation”, to provide alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The adoption of SFAS 148 will not have an effect on the Company’s financial statements.

HOOKER FURNITURE CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in tables, except per share amounts, in thousands unless otherwise indicated)

NOTE 1—INVENTORIES

	November 30,
	2002	2001
Finished furniture	$55,380	$33,481
Furniture in process	1,963	1,712
Materials and supplies	7,997	9,685

Inventories at FIFO	65,340	44,878
Reduction to LIFO basis	10,381	11,356

Inventories	$54,959	$33,522

If the first-in, first-out (FIFO) method had been used in valuing all inventories, net income would have been $14.8 million in 2002, $6.6 million in 2001, and $16.0 million in 2000.

NOTE 2—PROPERTY, PLANT, AND EQUIPMENT

	Depreciable Lives (In years)	November 30,
		2002	2001
Buildings	20 – 30	$46,758	$44,314
Machinery and equipment	10	48,423	46,231
Furniture and fixtures	5 – 8	20,804	17,404
Other	5	3,008	3,291

Total depreciable property at cost		118,993	111,240
Accumulated depreciation		70,787	62,574

Total depreciable property, net		48,206	48,666
Land		1,371	1,286

Property, plant, and equipment, net		$49,577	$49,952

NOTE 3—LONG-TERM DEBT

	November 30,
	2002	2001
Revolving credit line	$500
Term loan	17,803	$20,511
Industrial development revenue bonds	6,400	6,400

Total debt outstanding	24,703	26,911
Less current maturities	2,905	2,730

Long-term debt	$21,798	$24,181

The unsecured revolving credit line provides for borrowings of up to $10.0 million at a variable interest rate (2.2% on November 30, 2002). Interest is payable monthly. Principal is due April 30, 2004.

The term loan, borrowed in 2000, bears interest at a variable rate (2.1% on November 30, 2002) and is unsecured. Principal and interest payments are due quarterly through December 1, 2010.

The industrial development revenue bonds, issued in 1996, are secured by a letter of credit. Interest is payable monthly at a variable rate (1.2% at November 30, 2002). Principal repayments are due from 2004 through 2006.

The Company has entered into interest rate swap agreements that in effect provide a fixed interest rate of 4.7% on its industrial development revenue bonds through 2006, and 7.4% on its term loan through 2010. See “Note 4—Derivatives”.

HOOKER FURNITURE CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in tables, except per share amounts, in thousands unless otherwise indicated)

The Company has available lines of credit totaling $55.0 million, including the revolving credit line, to fund its working capital needs. On November 30, 2002, $500,000 was outstanding on the revolving credit line. The Company utilizes letters of credit issued against its lines of credit to collateralize imported inventory purchases and certain insurance arrangements. Outstanding letters of credit on November 30, 2002, were $5.5 million. As of November 30, 2002, $49.0 million of additional borrowings were available under these lines of credit.

The debt instruments contain, among other things, certain covenants as to minimum tangible net worth, net equity ratio, current ratio, and debt coverage ratio. The Company was in compliance with these covenants as of November 30, 2002. Annual debt service requirements are $2.9 million in 2003, $5.2 million in 2004, $5.4 million in 2005, $5.3 million in 2006, $3.1 million in 2007, and $2.8 million thereafter.

NOTE 4—DERIVATIVES

The Company uses interest rate swap agreements to manage variable interest rate exposures on its long-term debt. The Company’s objective for holding these derivatives is to decrease the volatility of future cash flows associated with interest payments on its variable rate debt. The Company does not hold or issue derivative instruments for trading purposes. The Company’s swap agreements in effect provide a fixed interest rate of 4.7% on its industrial development revenue bonds through 2006, and 7.4% on its term loan through 2010. The notional principal values of these agreements are substantially equal to the outstanding long-term debt balances. Differences between amounts paid and amounts received under the contracts are recognized in interest expense.

The Company believes that its swap agreements are “highly effective” (as defined by applicable accounting standards) in managing the volatility of future cash flows associated with interest payments on its variable rate debt. The “effective” portion of the derivative’s gain or loss (i.e. that portion of the derivative’s gain or loss that offsets the corresponding change in the cash flows of the hedged transaction) is initially reported as a component of “accumulated other comprehensive income (loss)” and will be subsequently reclassified into earnings when the hedged exposure affects earnings (i.e. when interest expense on the debt is accrued). The “ineffective” portion of the derivative’s gain or loss is recognized in earnings immediately.

The aggregate fair market value of the Company’s swap agreements decreases when interest rates decline and increases when interest rates rise. Interest rates declined during 2002 and 2001. The decrease in the aggregate fair market value of the effective portion of the agreements of $1.9 million after tax ($3.1 million pretax) as of November 30, 2002, and $1.7 million after tax ($2.7 million pretax) as of November 30, 2001, is reflected under the caption “accumulated other comprehensive loss” in the balance sheets. The Company also recognized additional interest expense of $170,000 in 2002 and $109,000 in 2001, reflecting the ineffective portion of the agreements’ aggregate decrease in value. Approximately $1.3 million of the aggregate decrease in fair market value of the agreements is expected to be reclassified into earnings during the next 12 months.

NOTE 5—EMPLOYEE BENEFIT PLANS

Employee Stock Ownership Plan

The Company sponsors a leveraged employee stock ownership plan (the “ESOP”) to provide retirement benefits for eligible employees, allowing them to share on a noncontributory basis in the growth of the Company and allowing them to accumulate a beneficial ownership interest in the common stock of the Company. The ESOP covers substantially all employees.

In September 2000, the ESOP completed a tender offer for 1.8 million shares of the Company’s common stock at a price of $12.50 per share. In connection with the tender offer, the Company borrowed $22.5 million under a 10-year term loan, at an effective interest rate of 7.4% per annum, and loaned the proceeds to the ESOP. The ESOP issued a 25-year note to the Company bearing interest at 8% (the “ESOP loan”). The ESOP will repay the ESOP loan from Company contributions and dividends paid with respect to substantially all allocated and unallocated shares. Dividends paid on allocated shares held by the ESOP are charged to retained earnings. The cost of unallocated shares held by the ESOP is reported in the balance sheets as “unearned ESOP shares”. The fair market value of unallocated shares on November 30, 2002, based on the closing price of the Company’s common stock, was $23.9 million. The Company will release shares to eligible employees over the remaining 23-year term of the ESOP loan based

HOOKER FURNITURE CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in tables, except per share amounts, in thousands unless otherwise indicated)

on the principal and interest payments made by the ESOP on the ESOP loan. Compensation expense is recorded for shares “committed to be released” to employees based on fair market value.

In June 2002, Hooker Furniture common stock began trading on the Nasdaq SmallCap Market. Before the listing of its common stock on Nasdaq, the Company was obligated under certain circumstances to repurchase shares allocated to ESOP participants. Consequently the fair market value, as determined by an independent appraisal, of shares allocated to ESOP participants was classified as “common stock held by ESOP” outside of shareholders’ equity for periods before that date.

Through November 30, 2002, the Company had redeemed 88,000 shares from terminating ESOP participants at a total cost of $1.6 million, or $17.95 per share, as required by the terms of the ESOP plan. These shares had been distributed from the ESOP to participants. The purchase price per share was determined under a special provision of the ESOP, which established a minimum purchase price for share repurchases through August 31, 2002.

As a result of its listing on Nasdaq, the Company is no longer obligated to repurchase shares from ESOP participants. Currently benefits are distributed from the ESOP in the form of Company common stock. However benefits under a minimum share limit are distributed in the form of cash. Prospectively, the Company does not expect to repurchase shares distributed to ESOP participants.

Compensation expense is recorded for shares “committed to be released” to employees based on the average daily closing price of the Company’s common stock during the year. Through November 30, 2002, 736,000 shares were allocated or “committed to be allocated to participants”. The cost of the ESOP, including cash contributions and the fair market value of shares released, amounted to $2.2 million in 2002, $2.2 million in 2001, and $1.2 million in 2000.

Employee Savings Plan

The Company sponsors the Employees’ Savings Plan covering substantially all employees. The plan is a tax-qualified 401(k) savings plan that is designed to permit employees of the Company to meet their savings goals and provide them with funds for retirement. A participant in the plan may contribute an amount of not less than 1%, nor more than 60%, of their compensation, subject to regulatory limitations. The Company contributes 50% of the amount contributed by the participant, up to 6% of their compensation, as a matching cash contribution. Contributions to the plan by the Company amounted to $615,000 in 2002, $657,000 in 2001, and $675,000 in 2000.

Salary Continuation Agreements

The Company maintains a salary continuation program for certain management employees. The program consists of individual agreements with participating employees which specify the amount of benefits to be paid to each participating employee. These are un-funded agreements with all benefits paid solely from the general assets of the Company when the employee retires. The accrued liabilities relating to this program of $3.2 million and $2.8 million at November 30, 2002 and 2001, respectively, are included in “accrued salaries, wages, and benefits” and “other long-term liabilities”. The cost of the program amounted to $541,000 in 2002, $468,000 in 2001, and $302,000 in 2000.

HOOKER FURNITURE CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in tables, except per share amounts, in thousands unless otherwise indicated)

NOTE 6—INCOME TAXES

The provision for income taxes:

	For The Years Ended November 30,
	2002	2001	2000
Current expense
Federal	$8,814	$3,407	$6,509
State	1,214	528	704

Total current expense	10,028	3,935	7,213

Deferred expense
Federal	(527)	(273)	717
State	(107)	(22)	65

Total deferred expense	(634)	(295)	782

Income tax expense	$9,394	$3,640	$7,995

The effective income tax rate differed from the federal statutory tax rate, as follows:

	For The Years Ended November 30,
	2002	2001	2000
Income taxes at statutory rate	35.0%	35.0%	35.0%
Increase (decrease) in tax rate resulting from:
State taxes, net of federal benefit	2.9	2.9	2.6
Federal tax rate differential due to lower tax brackets		(1.0)
Other		(1.1)	(2.7)

Effective income tax rate	37.9%	35.8%	34.9%

Deferred income tax assets and liabilities:

	November 30,
	2002	2001
Assets
Deferred compensation	$1,210	$1,068
Interest rate swaps	1,333	1,033
Inventory	380	75
Allowance for bad debts	304	247
Other	57	192

Total deferred tax assets	3,284	2,615

Liabilities
Property	1,700	1,958
Employee benefits	309	285
Other	10	41

Total deferred tax liabilities	2,019	2,284

Net deferred tax asset	$1,265	$331

The net deferred tax asset is included in the balance sheets under “other assets”.

HOOKER FURNITURE CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in tables, except per share amounts, in thousands unless otherwise indicated)

NOTE 7—INVESTMENT IN SUBSIDIARY

On June 30, 2000, the Company acquired the remaining 50% interest in Triwood, Inc. (“Triwood”), for an aggregate consideration of $1.9 million. Triwood was a joint venture that formerly produced particleboard for furniture manufacturing. During 1998, the joint venture was cited by the Environmental Protection Agency (“EPA”) for a violation of certain regulations under the Clean Air Act Amendments of 1990. The joint venture members elected to cease operations in November 1998. The purchase price for Triwood included the assumption by the Company of the first $100,000 of liability, if any, related to the 1998 EPA citation. Pursuant to an indemnification agreement, the Company and the other former joint venture owner will share equally, any liability in excess of $100,000. Based upon its most recent information, management does not believe the Company’s share of the liability, if any, related to the 1998 EPA citation will be material to the Company’s consolidated financial statements.

In 2001, Triwood sold land and a building to a third party for $2.7 million in cash, the approximate carrying value of the property.

NOTE 8—RESTRUCTURING CHARGE

In August 2001, the Company recorded a pretax charge of $881,000 ($546,000 after tax) for severance and early retirement benefits related to a workforce reduction of approximately 100 employees at its Martinsville, Virginia facility. Substantially all of the benefits were paid in 2001.

NOTE 9—QUARTERLY DATA (Unaudited)

	Fiscal Quarter
	First	Second	Third	Fourth
2002
Net sales	$60,929	$62,253	$54,726	$70,438
Gross profit	15,401	16,022	15,136	22,229
Net income	3,229	3,083	3,172	5,908
Basic and diluted earnings per share	0.57	0.55	0.56	1.04

2001
Net sales	$55,924	$55,578	$50,606	$59,181
Gross profit	13,600	12,630	10,781	14,270
Net income	2,443	1,368	167	2,532
Basic and diluted earnings per share	0.42	0.23	0.03	0.45

Earnings per share for each quarter is derived using the weighted average number of shares outstanding during the quarter. Earnings per share for the year is derived using the weighted average number of shares outstanding on an annual basis. Consequently, the sum of earnings per share for the quarters may not equal earnings per share for the full year.

HOOKER FURNITURE CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in tables, except per share amounts, in thousands unless otherwise indicated)

NOTE 10—OTHER COMPREHENSIVE LOSS

	For The Years Ended November 30,
	2002	2001
Loss on interest rate swaps	$1,860	$3,280
Less amount of swaps’ fair value reclassified to interest expense	1,462	559

Other comprehensive loss before tax	398	2,721
Income tax expense	152	1,034

Other comprehensive loss, net of tax	$246	$1,687

The aggregate amount of the interest rate swaps’ fair value reclassified to interest expense includes $170,000 in 2002 and $109,000 in 2001 related to the ineffective portion of the interest rate swap agreements.

NOTE 11—COMMON STOCK

In June 2002, Hooker Furniture common stock began trading on the Nasdaq SmallCap Market under the symbol HOFT. As a result, the Company is no longer obligated to repurchase shares distributed to participants in the Company’s ESOP. Consequently, amounts representing shares that were previously subject to the repurchase obligation and reflected in the Company’s balance sheets as “common stock held by ESOP” have been reclassified to “retained earnings”.

Through November 30, 2002, the Company had redeemed 88,000 shares from terminating ESOP participants at a total cost of $1.6 million, or $17.95 per share, as required by the terms of the ESOP plan. These shares had been distributed from the ESOP to participants. The purchase price per share was determined under a special provision of the ESOP, which established a minimum purchase price for share repurchases through August 31, 2002. Prospectively, the Company does not expect to repurchase shares distributed to ESOP participants.

In 2001, the Company’s Board of Directors authorized the repurchase of up to an aggregate $5.2 million of the Company’s common stock. Repurchases may be made from time to time in the open market, or in privately negotiated transactions, at prevailing market prices that the Company deems appropriate. Through November 30, 2002, the Company has repurchased 292,000 shares at a total cost of $2.5 million or an average of $8.58 per share. Based on the market value of the common stock as of November 30, 2002, the remaining $2.7 million of the authorization would allow the Company to repurchase approximately 2.4% of the 7.2 million shares outstanding, or 3.4% of the Company’s outstanding shares excluding the 2.3 million shares held by the ESOP.

NOTE 12—SUBSEQUENT EVENT

On January 2, 2003, the Company completed the acquisition of substantially all of the assets of Cherryville, NC based upholstery producer Bradington-Young, LLC for $24.5 million in cash less assumed debt, subject to a post-closing net working capital adjustment. The Company financed the acquisition with additional bank debt.

REPORT ON FINANCIAL STATEMENT SCHEDULE

The audits referred to in our report dated December 13, 2002, except for Note 12, which is as of January 2, 2003, relating to the consolidated financial statements of Hooker Furniture Corporation and Subsidiary, which are contained in Item 8 of Form 10-K included the audits of the financial statement schedule listed in the accompanying index. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statement schedule based upon our audits.

In our opinion such financial statement schedule presents fairly, in all material respects, the information set forth therein.

Richmond, Virginia

December 13, 2002

HOOKER FURNITURE CORPORATION AND SUBSIDIARY

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

For Each of the Three Fiscal Years Ended November 30, 2002

Year	Description	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions (1)	Balance at End of Period
2002	Allowance for doubtful accounts	$650	$961	$811	$800
2001	Allowance for doubtful accounts	610	711	671	650
2000	Allowance for doubtful accounts	525	736	651	610

(1)	Uncollectible receivables written off, net of recoveries

S-1

EXHIBIT INDEX

Exhibit	Description

3.1	Amended and Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form 10 (SEC File No. 000-25349))

3.2

Articles of Amendment to Amended and Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form 10 (SEC File No. 000-25349))

3.3	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form 10 (SEC File No. 000-25349))

4.1	Amended and Restated Articles of Incorporation of the Company (See Exhibit 3.1)

4.2	Articles of Amendment to Amended and Restated Articles of Incorporation of the Company (See Exhibit 3.2)

4.3	Amended and Restated Bylaws of the Company (See Exhibit 3.3)

4.4(a)

Term Loan Agreement, dated September 18, 2000 (“SunTrust Term Loan”), between the Company and SunTrust Bank (including related Term Note and Negative Pledge Agreement) (incorporated by reference to Exhibit 4.4 of the Company’s Form 10-K (SEC File No. 000-25349) for the fiscal year ended November 30, 2000)

4.4(b)	Loan Modification Agreement, dated as of December 31, 2002, with respect to the SunTrust Term Loan, between the Company and SunTrust Bank (including Renewal Term Note dated January 2, 2003)*

4.5	Promissory Note, dated January 2, 2003, between Bank of America, N.A., and the Company*

Pursuant to Regulation S-K, Item 601(b)(4)(iii), instruments evidencing long-term debt less than 10% of the Company’s total assets have been omitted and will be furnished to the Securities and Exchange Commission upon request.

10.1	Form of Salary Continuation Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form 10 (SEC File No. 000-25349))**

10.2	Form of Split Dollar Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form 10 (SEC File No. 000-25349))**

10.3 (a)

Commitment Letter for line of credit (“BB&T Credit Line”) and related Promissory Note, each dated August 1, 2000, between Branch Banking & Trust Company of Virginia and the Company (incorporated by reference to Exhibit 10.4 of the Company’s Form 10-K (SEC File No. 000-25349) for the fiscal year ended November 30, 2001)

10.3(b)

Commitment Letter renewing and increasing the BB&T Credit Line and related Promissory Note, each dated April 6, 2001, between Branch Banking & Trust Company of Virginia and the Company (incorporated by reference to Exhibit 10.5 of the Company’s Form 10-K (SEC File No. 000-25349) for the fiscal year ended November 30, 2001)

10.3(c)

Commitment Letter renewing the BB&T Credit Line and related Promissory Note, each dated April 19, 2002, between Branch Banking & Trust Company of Virginia and the Company (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q (SEC File No. 000-25349) for the fiscal quarter ended May 31, 2002)

10.3(d)

Commitment Letter renewing and increasing the BB&T Credit Line and related Promissory Note, each dated July 3, 2002, between Branch Banking & Trust Company of Virginia and the Company (incorporated by reference to Exhibit 10.2 of the Company’s Form 10-Q (SEC File No. 000-25349) for the fiscal quarter ended May 31, 2002)

10.4(a)	SunTrust Term Loan, dated September 18, 2000, between the Company and SunTrust Bank (including related Term Note and Negative Pledge Agreement) (See Exhibit 4.4(a))

10.4(b)

Loan Modification Agreement, dated as of December 31, 2002, with respect to the SunTrust Term Loan, between the Company and SunTrust Bank (including related Renewal Term Note dated January 2, 2003) (See Exhibit 4.4(b))

10.5

Credit Agreement, dated September 18, 2000, between the Company and the Hooker Furniture Corporation Employee Stock Ownership Plan Trust (including related Non-Recourse Promissory Note and Stock Pledge Agreement) (incorporated by reference to Exhibit 10.7 of the Company’s Form 10-K (SEC File No. 000-25349) for the fiscal year ended November 30, 2000)

10.6	Promissory Note, dated January 2, 2003, between Bank of America, N.A., and the Company (See Exhibit 4.5)

10.7	Lease, dated November 1, 2002, between International Home Furnishings Center and the Company*

10.8

Lease, dated March 14, 1994, between Fred B. Caffey (the “Caffey Lease”) and the Company (incorporated by reference to Exhibit 10.1 of the Company’s Registration Statement on Form 10 (SEC File No. 000-25349))

10.9	Addendum to the Caffey Lease dated October 26, 2002*

10.10	Sublease, dated January 29, 2003, between Pulaski Furniture Corporation and the Company*

21	List of Subsidiaries:

Bradington-Young, LLC, a Virginia limited liability company

Triwood, Inc., a Virginia corporation

99.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

99.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*Filed herewith

**Management contract or compensatory plan