Form 10-Q
period 2003-02-28
HOOKER FURNITURE CORP
filed 2003-04-14
CIK 1077688

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended February 28, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of April 3, 2003.

Common stock, no par value	7,237,650
(Class of common stock)	(Number of shares)

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

HOOKER FURNITURE CORPORATION

UNAUDITED CONSOLIDATED BALANCE SHEETS

(In thousands, including share data)

	February 28, 2003	November 30, 2002
Assets
Current assets:
Cash and cash equivalents	$3,143	$2,316
Trade receivables, less allowances of $800 in each period	37,314	33,771
Inventories	60,215	54,959
Prepaid expenses and other	2,457	2,225

Total current assets	103,129	93,271
Property, plant, and equipment, net	58,685	49,577
Other assets	13,993	7,033

Total assets	$175,807	$149,881

Liabilities and Shareholders’ Equity
Current liabilities:
Trade accounts payable	$4,378	$5,427
Accrued salaries, wages, and benefits	4,471	6,022
Accrued income taxes	4,541	3,169
Other accrued expenses	4,650	4,372
Current maturities of long-term debt	6,507	2,905

Total current liabilities	24,547	21,895
Long-term debt, less current maturities	41,993	21,798
Other long-term liabilities	3,862	5,144

Total liabilities	70,402	48,837

Shareholders’ equity:
Common stock, no par value, 10,000 shares authorized, and 7,238 shares issued and outstanding in each period	3,166	3,025
Unearned ESOP shares (1,514 and 1,541 shares)	(18,929)	(19,261)
Retained earnings	123,634	119,213
Accumulated other comprehensive loss	(2,466)	(1,933)

Total shareholders’ equity	105,405	101,044

Total liabilities and shareholders’ equity	$175,807	$149,881

The accompanying notes are an integral part of the financial statements.

HOOKER FURNITURE CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	Three Months Ended
	February 28, 2003	February 28, 2002

Net sales	$74,475	$60,929

Cost of sales	53,953	45,528

Gross profit	20,522	15,401

Selling and administrative expenses	12,021	9,849

Operating income	8,501	5,552

Other income, net	190	167

Income before interest and income taxes	8,691	5,719

Interest expense	643	511

Income before income taxes	8,048	5,208

Income taxes	3,057	1,979

Net income	$4,991	$3,229

Earnings per share:

Basic and diluted	$0.88	$0.57

Weighted average shares outstanding	5,697	5,621

The accompanying notes are an integral part of the financial statements.

HOOKER FURNITURE CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended
	February 28, 2003	February 28, 2002
Cash flows from operating activities
Cash received from customers	$76,683	$59,199
Cash paid to suppliers and employees	(68,189)	(47,853)
Income taxes paid, net	(1,685)	(7)
Interest paid, net	(797)	(445)

Net cash provided by operating activities	6,012	10,894

Cash flows from investing activities
Purchase of property, plant, and equipment, net of disposals	(922)	(2,031)
Acquisition of Bradington-Young, net of cash acquired	(20,416)
Sale of property		53

Net cash used in investing activities	(21,338)	(1,978)

Cash flows from financing activities
Proceeds from long-term debt	30,500
Payments on long-term debt	(6,704)	(635)
Repayment of debt assumed in Bradington-Young acquisition	(4,072)
Payment to terminate interest rate swap agreement	(3,001)
Cash dividends paid	(570)	(563)
Purchase and retirement of common stock		(487)

Net cash provided by (used in) financing activities	16,153	(1,685)

Net increase in cash	827	7,231
Cash and cash equivalents at beginning of year	2,316	7,926

Cash and cash equivalents at end of period	$3,143	$15,157

Reconciliation of net income to net cash provided by operating activities
Net income	$4,991	$3,229
Depreciation and amortization	2,031	1,816
Non-cash ESOP cost	473	348
Loss on disposal of property	4	4
Changes in assets and liabilities, net of effects of acquisition:
Trade receivables	2,019	(1,861)
Inventories	868	5,883
Prepaid expenses and other assets	33	1,621
Trade accounts payable	(3,015)	(956)
Accrued salaries, wages, and benefits	(2,234)	48
Accrued income taxes	1,372	613
Other accrued expenses	(2,249)	333
Other long-term liabilities	1,719	(184)

Net cash provided by operating activities	$6,012	$10,894

The accompanying notes are an integral part of the financial statements.

HOOKER FURNITURE CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in tables in thousands unless otherwise indicated)

For the Quarterly Period Ended February 28, 2003

1. Preparation of Interim Financial Statements

The consolidated financial statements of Hooker Furniture Corporation (referred to as “Hooker” or the “Company”) have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, these statements include all adjustments necessary for a fair presentation of the results of all interim periods reported herein. All such adjustments are of a normal recurring nature. Certain information and footnote disclosures prepared in accordance with accounting principles generally accepted in the United States of America are condensed or omitted pursuant to SEC rules and regulations. However, management believes that the disclosures made are adequate for a fair presentation of results of operations and financial position. Operating results for the interim periods reported herein may not be indicative of the results expected for the year. These financial statements should be read in conjunction with the financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2002.

2. Inventories

	February 28, 2003	November 30, 2002
Finished furniture	$56,566	$55,380
Furniture in process	2,652	1,963
Materials and supplies	11,698	7,997

Inventories at FIFO	70,916	65,340
Reduction to LIFO basis	10,701	10,381

Inventories	$60,215	$54,959

3. Property, Plant, and Equipment

	February 28, 2003	November 30, 2002
Buildings	$51,485	$46,758
Machinery and equipment	49,930	48,423
Furniture and fixtures	23,586	20,804
Other	3,922	3,008

Total depreciable property at cost	128,923	118,993
Less accumulated depreciation	72,674	70,787

Total depreciable property, net	56,249	48,206
Land	2,436	1,371

Property, plant, and equipment, net	$58,685	$49,577

4. Acquisition

The Company, through a wholly owned subsidiary, completed its acquisition of substantially all of the assets of Cherryville, N.C.-based leather seating specialist Bradington-Young, LLC (“B-Y”), on January 2, 2003. The Company will continue to operate the upholstery business under the Bradington-Young name and specialize in upscale leather reclining chairs, executive desk chairs and motion and stationary

Notes To Unaudited Consolidated Financial Statements—Continued

upholstery products in the upper-medium to high-end price niches. The Company acquired the B-Y operation for $24.5 million in cash less approximately $4.1 million in assumed debt, subject to a post-closing working capital adjustment expected to be approximately $1.6 million. The Company also expects to capitalize acquisition-related fees of approximately $500,000, most of which were incurred during the first quarter of 2003. The acquisition was financed principally with $25 million in bank debt. See “Note 5—Long-Term Debt”.

5. Long-Term Debt

	February 28, 2003	November 30, 2002
Revolving credit line		$500
Term loan	$17,100	17,803
Industrial revenue bonds	6,400	6,400
Bank debt to acquire Bradington-Young	25,000

Total debt outstanding	48,500	24,703
Less current maturities	6,507	2,905

Long-term debt	$41,993	$21,798

On January 2, 2003, the Company borrowed $25.0 million in bank debt to acquire substantially all of the assets of B-Y and to repay debt assumed as part of the acquisition. The unsecured bank debt bears a variable interest rate (2.0% on February 28, 2003), and matures April 30, 2003. The Company has received commitments from its lenders to refinance the bank debt with a five-year term loan. In connection with the refinancing of the bank debt, the Company also expects to refinance its existing term loan and replace its existing revolving credit line. The Company expects the refinancing of its loans and revolving credit line to be completed in April 2003.

The Company entered into interest rate swap agreements in February 2003 that in effect provide a fixed interest rate of 4.0% on $24.5 million of the B-Y acquisition-related bank debt through 2008 and 4.1% on its term loan through 2010. See “Note 6—Derivatives”.

6. Derivatives

In February 2003, the Company terminated an interest rate swap agreement that in effect provided a fixed interest rate of 7.4% on its term loan and entered into a new interest rate swap agreement on substantially the same terms as the terminated agreement, except that it provides for a fixed interest rate of 4.1%. The Company’s payment of $3.0 million to terminate the swap agreement will be amortized as interest expense over the remaining seven and a half year repayment period of the term loan in accordance with applicable accounting pronouncements.

Also in February 2003, the Company entered into a new interest rate swap agreement that in effect provides a fixed interest rate of 4.0% for a period of five years on $24.5 million of bank debt used to acquire B-Y.

Since 2001, the Company has recognized a decrease in the aggregate fair market value of its interest rate swap agreements, resulting from the general decline in interest rates. The aggregate decrease in the fair market value of the effective portion of the agreements of $2.5 million after tax ($4.0 million pretax) as of February 28, 2003, and $1.9 million after tax ($3.1 million pretax) as of November 30, 2002, is reflected under the caption “accumulated other comprehensive loss” in the consolidated balance sheets.

Notes To Unaudited Consolidated Financial Statements—Continued

7. Comprehensive Income

	Three Months Ended February 28,
	2003	2002
Net income	$4,991	$3,229

Loss on interest rate swaps	1,280	306
Portion of interest rate swaps’ fair value reclassified to interest expense	422	331

Other comprehensive (income) loss before tax	858	(25)
Income tax (benefit) expense	(326)	9

Other comprehensive (income) loss, net of tax	532	(16)

Comprehensive income	$4,459	$3,245

The amount reclassified to interest expense includes $98,000 for the 2003 first quarter and $25,000 for the 2002 first quarter related to the ineffective portion of the interest rate swap agreements.

8. Supplemental Schedule of Non-cash Financing Activities

Three Months Ended February 28, 2003
Acquisition of B-Y:
Fair value of assets acquired (including cash of $462)	$29,269
Cash paid (including fees of $451)	20,903

Liabilities assumed (including debt of $4,072)	$8,366

9. Subsequent Event

At the March 28, 2003 annual meeting of shareholders an amendment to the Company’s articles of incorporation was approved to increase the number of authorized shares of the Company’s Common Stock from 10 million to 20 million shares.

Item 2. Management’s Discussion and Analysis

Results of Operations

Net sales of $74.5 million for the first quarter ended February 28, 2003, increased $13.6 million, or 22.2% from $60.9 million in the first quarter of 2002. The increase was due principally to higher unit volume in imported product lines and the inclusion of $8.7 million of net sales for Bradington-Young (“B-Y”), the Company’s newly acquired upscale leather upholstery operation, for January and February 2003. Net sales for the Company’s imported case goods lines increased $15.0 million, or 76.1% for the 2003 first quarter compared with the year ago period. Net sales of domestically produced case goods declined $10.0 million, or 24.4%, in the 2003 first quarter from the year ago period. Average selling prices for both domestically produced and imported case goods were lower during the 2003 period due to the mix of products shipped.

Gross profit margin increased to 27.6% of net sales for the first quarter of 2003, compared to 25.3% for the first quarter of 2002, due primarily to the increased shipment of imported products. As a percentage of net sales, imported products generally reflect higher gross profit margins than domestically produced

Management’s Discussion and Analysis—Continued

case goods. However, imported products also carry a higher component of selling and administrative expenses than domestically produced case goods primarily for product sourcing, warehousing, and distribution. The gross profit margin for B-Y upholstery products is comparable to the gross profit margin the Company achieves on its domestically produced case goods, generally ranging from 20-25% of net sales.

During the 2003 first quarter, the Company’s domestic case goods operations continued to experience reductions in raw material costs as a percentage of net sales, compared to the prior year period. However, these improvements were offset by increased labor and overhead costs as a percentage of net sales resulting from reduced work schedules and weather-related downtime experienced during the 2003 quarter. The Company’s domestic case goods manufacturing employees continued to work reduced, 35-hour per week schedules for the 2003 first quarter and also shut down for an additional week down in December, reflecting the weakness in incoming orders and to control inventory levels. In comparison, the Company’s domestic case goods factories worked full 40 hour-per-week schedules during January and February of 2002. B-Y’s upholstery facilities continued to operate on reduced, 36-hour work schedules during January and February 2003.

Selling and administrative expenses as a percentage of net sales of 16.1% for the first quarter of 2003 approximated selling and administrative expenses in the 2002 first quarter. The dollar amounts of these expenses increased $2.2 million during the 2003 quarter, mainly due to the addition of selling and administrative expenses for B-Y and increased selling, warehousing, and distribution expenses to support higher volumes of imported products.

As a result of the above, operating income as a percentage of net sales improved to 11.4% in the 2003 quarterly period, compared to 9.1% for the 2002 first quarter.

Other income, net increased to $190,000 in the 2003 first quarter from $167,000 in the 2002 quarter. Interest expense increased $132,000 to $643,000 during the first quarter of 2003 from $511,000 in the 2002 period, principally due to higher debt levels.

The Company’s effective tax rate approximated 38.0% in both of the 2003 and 2002 first quarters.

First quarter 2003 net income increased to $5.0 million, compared to $3.2 million in the comparable 2002 period. Earnings per share increased to $0.88 for the 2003-quarter from $0.57 in the year-earlier period.

Outlook

The Company remains cautiously optimistic in its outlook for the remainder of fiscal 2003. Given the current sluggish retail conditions, slumping consumer confidence and the uncertainty posed by geopolitical concerns, particularly the war in Iraq, the Company expects at least one more challenging quarter ahead. The long-term outlook, however, remains more positive. The Company believes that there should be considerable pent-up demand for furniture, based on strong housing activity over the last few years. When the overall economy improves, the Company believes that it is well positioned to capitalize on the upturn with a product line that is desirable by consumers and available for quick shipment.

The latest quarter continues trends seen in the last several quarters: solid sales growth in imported product lines offset by declining levels of incoming orders and shipments for domestically produced case goods products. The Company expects that this trend will continue into the upcoming quarter.

Management’s Discussion and Analysis—Continued

The Company expects to operate its domestic case goods manufacturing facilities on 35-hour work weeks for the foreseeable future and has scheduled to shut down an additional week in April 2003. The Company expects its B-Y upholstery production facilities to also continue working on reduced schedules for the foreseeable future. Management evaluates B-Y’s work schedules monthly based on incoming order rates. As a result of the overall decline in order rates for domestically produced case goods during fiscal 2002 and the first quarter of 2003, the Company will continue to evaluate work schedules at its factories as well as assess overall manufacturing capacity.

Acquisition

The Company, through a wholly owned subsidiary, completed its acquisition of substantially all of the assets of Cherryville, N.C.-based leather seating specialist Bradington-Young, LLC, on January 2, 2003. The Company will continue to operate the upholstery operation under the Bradington-Young name and specialize in upscale leather reclining chairs, executive desk chairs and motion and stationary upholstery in the upper-medium to high-end price niches. The Company acquired the B-Y operation for $24.5 million in cash less approximately $4.1 million in assumed debt, subject to a post-closing working capital adjustment expected to be approximately $1.6 million. The Company also expects to capitalize acquisition-related fees of approximately $500,000, most of which were incurred during the first quarter of 2003. The acquisition was financed principally with $25 million in bank debt.

Financial Condition, Liquidity, and Capital Resources

As of February 28, 2003, assets totaled $175.8 million, increasing from $150.0 million at November 30, 2002 as a result of the acquisition of B-Y. Shareholders’ equity at February 28, 2003, was $105.4 million, compared to $101.0 million at November 30, 2002. The Company’s long-term debt, including current maturities, was $48.5 million at February 28, 2003, increasing from $24.7 million at November 30, 2002. This increase is attributed to the $25.0 million in bank debt incurred to acquire B-Y. Working capital increased to $78.6 million as of February 28, 2003, from $71.4 million at the end of fiscal 2002, reflecting increases of $5.3 million in inventories, $3.5 million in trade receivables, and $827,000 in cash, partially offset by an increase of $2.7 million in current liabilities. These increases principally resulted from the acquisition of B-Y.

During the three months ended February 28, 2003, proceeds from borrowings ($30.5 million) and cash generated from operations ($6.0 million), funded the acquisition of B-Y ($20.4 million, net of cash acquired), repayment of long-term debt ($10.8 million, including the repayment of $4.1 million of debt assumed in the B-Y acquisition), a payment to terminate an interest rate swap agreement ($3.0 million), capital expenditures ($922,000), an increase in available cash ($827,000), and dividend payments ($570,000).

During the 2002 first quarter, cash generated from operations ($10.9 million) funded an increase in available cash ($7.2 million), capital expenditures ($2.0 million), repayments of long-term debt ($635,000), dividend payments ($563,000), and the purchase and retirement of common stock ($487,000).

Cash generated from operations of $6.0 million during the 2003 period decreased $4.9 million from $10.9 million in the 2002 period. The decrease was due to higher payments to suppliers and employees and higher income tax and interest payments, partially offset by higher payments received from customers. Payments to suppliers and employees increased $20.3 million, principally to fund increased purchases of imported case goods, the production of upholstery products and the operating costs of B-Y during January and February 2003, and higher selling and administrative expenses. Cash received from customers increased $17.5 million as a result of higher sales of imported case goods and B-Y upholstery

Management’s Discussion and Analysis—Continued

products sales during January and February 2003. Tax payments decreased $1.7 million due to the timing of amounts due in each respective period.

Investing activities consumed $21.3 million during the 2003 period compared to $2.0 million in the 2002 quarter. The Company acquired B-Y in January 2003 for a cash payment of $20.4 million (net of cash acquired). Purchases of plant, equipment, and other assets to maintain and enhance the Company’s facilities and business operating systems declined $1.1 million in the 2003 first quarter compared with the 2002 period.

The Company generated cash of $16.2 million from financing activities in the 2003 period compared to using cash of $1.7 million for financing activities in the 2002 first quarter. During the 2003 period, the Company borrowed $25.0 million in bank debt to finance the purchase of B-Y and $5.5 million under its revolving credit line. Also during the 2003 quarter, the Company repaid $6.7 million under its revolving credit line and term loan, repaid $4.1 million of debt assumed in the B-Y acquisition, paid $3.0 million to terminate an interest rate swap agreement. and paid dividends of $570,000. During the 2002 quarter, the Company repaid $635,000 of long-term debt, paid dividends of $563,000, and redeemed 27,000 shares of common stock from terminating ESOP participants at a total cost of $487,000 as required by the terms of the ESOP plan.

In February 2003, the Company terminated an interest rate swap agreement that in effect provided a fixed interest rate of 7.4% on its term loan and entered into a new interest rate swap agreement on substantially the same terms as the terminated agreement, except that it provides for a fixed interest rate of 4.1%. The Company’s payment of $3.0 million to terminate the swap agreement will be amortized as interest expense over the remaining seven and a half year repayment period of the term loan in accordance with applicable accounting pronouncements.

Also in February 2003, the Company entered into a new interest rate swap agreement that in effect provides a fixed interest rate of 4.0% for a period of five years on $24.5 million of bank debt used to acquire B-Y. The Company has received commitments from its lenders to refinance its term loan, the bank debt used to acquire B-Y, and replace its existing revolving credit line. The Company expects to complete the refinancing in April 2003.

Since 2001, the Company has recognized a decrease in the aggregate fair market value of its interest rate swap agreements, resulting from the general decline in interest rates. The aggregate decrease in the fair market value of the effective portion of the agreements of $2.5 million after tax ($4.0 million pretax) as of February 28, 2003, and $1.9 million after tax ($3.1 million pretax) as of November 30, 2002, is reflected under the caption “accumulated other comprehensive loss” in the consolidated balance sheets.

At its March 28, 2003 meeting, the Company’s Board of Directors declared an increased quarterly dividend of $0.11 per share, payable on May 30, 2003 to shareholders of record May 15, 2003.

At the March 28, 2003 annual meeting of shareholders an amendment to the Company’s articles of incorporation was approved to increase the number of authorized shares of the Company’s Common Stock from 10 million to 20 million shares.

In 2001, the Company’s Board of Directors authorized the repurchase of up to an aggregate $5.2 million of the Company’s common stock. Repurchases may be made from time to time in the open market, or in privately negotiated transactions, at prevailing market prices that the Company deems appropriate. Through February 28, 2003, the Company has repurchased 292,000 shares under the authorization, at a total cost of $2.5 million or an average of $8.58 per share. The Company did not purchase any shares of

Management’s Discussion and Analysis—Continued

its common stock under this program during the first quarter of 2003. Based on the market value of the common stock as of February 28, 2003, the remaining $2.7 million of the authorization would allow the Company to repurchase approximately 1.7% of the 7.2 million shares outstanding, or 2.5% of the Company’s outstanding shares excluding the 2.3 million shares held by the ESOP.

As of February 28, 2003, the Company had $9.6 million available under its revolving line of credit, $26.2 million available under additional committed lines of credit, and $11.2 million available under additional informal lines of credit to fund working capital needs. The Company believes it has the financial resources (including available cash, expected cash flow from operations, and lines of credit) needed to meet business requirements for the foreseeable future including capital expenditures, working capital, purchases under the stock repurchase program, and dividends on the Company’s common stock. Cash flow from operations is highly dependent on order rates and the Company’s operating performance. The Company expects to spend $4.0 to $7.0 million in capital expenditures during the remainder of fiscal 2003 to maintain and enhance its facilities and operating systems.

Forward-Looking Statements

Certain statements made in this report are not based on historical facts, but are forward-looking statements. These statements can be identified by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should,” “would,” “could,” or “anticipates,” or the negative thereof, or other variations thereon, or comparable terminology, or by discussions of strategy. These statements reflect the Company’s reasonable judgment with respect to future events and are subject to risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Those risks and uncertainties include but are not limited to the ability of the Company to successfully integrate B-Y’s business operations, the cyclical nature of the furniture industry, domestic and international competition in the furniture industry, general economic or business conditions, both domestically and internationally, fluctuations in the price of key raw materials including lumber and leather, supply disruptions or delays affecting imported products, adverse political acts or developments in the international markets from which the Company imports products, fluctuations in foreign currency exchange rates affecting the price of the Company’s imported products, and capital costs.

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

The Company’s obligations under its lines of credit, industrial revenue bonds, term loan, and bank debt incurred to acquire B-Y all bear interest at variable rates. The Company has entered into interest rate swap agreements that, in effect, fix the rate of interest on: (i) the industrial revenue bonds at 4.7% through 2006; (ii) the term loan at 4.1% through 2010; and, (iii) the bank debt incurred to acquire B-Y at 4.0% through 2008. As of February 28, 2003, $6.4 million was outstanding under the Company’s industrial revenue bonds, $17.1 million was outstanding under the term loan, and $25.0 million of B-Y acquisition-related bank debt was outstanding. No balance was outstanding under the Company’s revolving credit line as of February 28, 2003. A fluctuation in market interest rates of one percentage point (or 100 basis points) would not have a material impact on the Company’s results of operations or financial condition.

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

Item 5. Other Information

Set forth below is the Company’s income before interest and taxes, or EBIT, and income before interest, taxes, depreciation and amortization, or EBITDA, for each of the five fiscal years ended November 30, 2002 and for the three-month periods ended February 28, 2003 and 2002. This information has been derived from the Company’s consolidated financial statements. For each period presented, EBIT and EBITDA have been reconciled to the Company’s net income. This information should be read in conjunction with the Financial Statements, including the related Notes, and Management’s Discussion and Analysis included elsewhere in this quarterly report on Form 10-Q and in the Company’s annual report on Form 10-K for the year ended November 30, 2002.

	For the Three Months Ended February 28,		For the Years Ended November 30,
	2003	2002	2002	2001	2000	1999	1998
Net income	$4,991	$3,229	$15,391	$6,510	$14,914	$14,295	$10,786
Income taxes	3,057	1,979	9,394	3,640	7,995	8,881	6,241
Interest expense	643	511	2,094	2,140	830	647	561

Income before interest and income taxes	8,691	5,719	26,879	12,290	23,739	23,823	17,588
Depreciation and amortization	2,031	1,816	8,103	7,592	6,689	4,988	4,900

Income before interest, income taxes, depreciation, and amortization	$10,722	$7,535	$34,982	$19,882	$30,428	$28,811	$22,488

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)		Exhibits

2.1

Asset Purchase Agreement dated as of December 27, 2002 (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 27, 2002 (SEC File No. 000-25349))

3.1	*	Amended and Restated Articles of Incorporation of the Company, as amended March 28, 2003

3.2	*	Articles of Amendment, dated April 10, 2003, to Amended and Restated Articles of Incorporation of the Company

10.1

Promissory Note, dated January 2, 2003, between Bank of America, N.A., and the Company (incorporated by reference to Exhibit 4.5 of the Company’s Form 10-K (SEC File No. 000-25349) for the fiscal year ended November 30, 2002)

10.2	*	Amended, Restated and Substituted Promissory Note, dated April 2, 2003, between Bank of America, N.A., and the Company

10.3

Loan Modification Agreement, dated as of December 31, 2002, with respect to the Term Loan Agreement, dated September 18, 2000 (“SunTrust Term Loan”), between the Company and SunTrust Bank (including Renewal Term Note dated January 2, 2003) (incorporated by reference to Exhibit 4.4(b) of the Company’s Form 10-K (SEC File No. 000-25349) for the fiscal year ended November 30, 2002)

Item 6. Exhibits and Reports on Form 8-K—Continued

10.4	*	Second Loan Modification Agreement, dated as of March 31, 2003, with respect to the SunTrust Term Loan, between the Company and SunTrust Bank

10.5

Sublease, dated January 29, 2003, between Pulaski Furniture Corporation and the Company (incorporated by reference to Exhibit 10.10 of the Company’s Form 10-K (SEC File No. 000-25349) for the fiscal year ended November 30, 2002)

99.1	*	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	*	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)		Reports on Form 8-K

Form 8-K, dated December 27, 2002 and filed with the SEC on December 27, 2002, announcing that the Company had entered into a definitive Asset Purchase Agreement with Cherryville, N.C.-based upholstery producer Bradington-Young LLC

Form 8-K, dated January 2, 2003 and filed with the SEC on January 15, 2003, announcing the consummation of the Company’s acquisition of substantially all of the assets of Bradington-Young LLC

Form 8-K/A, dated September 30, 2002 and filed with the SEC on February 26, 2003, with respect to the change in the Company’s independent accountant

*	Filed herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOOKER FURNITURE CORPORATION

Date: April 11, 2003	By:	/s/ R. GARY ARMBRISTER
R. Gary Armbrister Chief Accounting Officer (Principal Accounting Officer)

CERTIFICATION

I, Paul B. Toms, Jr., certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Hooker Furniture Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 11, 2003	/s/ PAUL B. TOMS, JR.
Paul B. Toms, Jr. Chairman and Chief Executive Officer

CERTIFICATION

I, E. Larry Ryder, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Hooker Furniture Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 11, 2003	/s/ E. LARRY RYDER
E. Larry Ryder Executive Vice President—Finance and Administration and Chief Financial Officer