Form 10-Q
period 2003-05-31
HOOKER FURNITURE CORP
filed 2003-07-07
CIK 1077688

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended May 31, 2003

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of July 3, 2003.

Common stock, no par value	7,237,650
(Class of common stock)	(Number of shares)

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

HOOKER FURNITURE CORPORATION

UNAUDITED CONSOLIDATED BALANCE SHEETS

(In thousands, including share data)

	May 31, 2003	November 30, 2002
Assets
Current assets:
Cash and cash equivalents	$3,211	$2,316
Trade receivables, less allowances of $792 and $800 on each date	36,966	33,771
Inventories	60,382	54,959
Prepaid expenses and other	2,566	2,225

Total current assets	103,125	93,271
Property, plant, and equipment, net	56,529	49,577
Assets held for sale	740
Intangible and other assets	16,042	7,033

Total assets	$176,436	$149,881

Liabilities and Shareholders’ Equity
Current liabilities:
Trade accounts payable	$3,800	$5,427
Accrued salaries, wages, and benefits	6,730	6,022
Accrued income taxes		3,169
Other accrued expenses	3,089	4,372
Current maturities of long-term debt	6,800	2,905

Total current liabilities	20,419	21,895
Long-term debt, less current maturities	43,419	21,798
Other long-term liabilities	4,882	5,144

Total liabilities	68,720	48,837

Shareholders’ equity:
Common stock, no par value, 20,000 and 10,000 shares authorized; and, 7,238 shares issued and outstanding on each date	3,544	3,025
Unearned ESOP shares (1,487 and 1,541 shares on each date)	(18,598)	(19,261)
Retained earnings	125,603	119,213
Accumulated other comprehensive loss	(2,833)	(1,933)

Total shareholders’ equity	107,716	101,044

Total liabilities and shareholders’ equity	$176,436	$149,881

The accompanying notes are an integral part of the financial statements.

HOOKER FURNITURE CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	Three Months Ended May 31,		Six Months Ended May 31,
	2003	2002	2003	2002
Net sales	$80,115	$62,253	$154,590	$123,182

Cost of sales	59,473	46,231	113,426	91,760

Gross profit	20,642	16,022	41,164	31,422

Selling and administrative expenses	14,401	10,690	26,422	20,538

Restructuring and related asset impairment charge	1,470		1,470

Operating income	4,771	5,332	13,272	10,884

Other income, net	86	140	276	308

Income before interest and income taxes	4,857	5,472	13,548	11,192

Interest expense	671	502	1,314	1,014

Income before income taxes	4,186	4,970	12,234	10,178

Income taxes	1,591	1,887	4,648	3,866

Net income	$2,595	$3,083	$7,586	$6,312

Earnings per share:
Basic and diluted	$.45	$.55	$1.33	$1.12

Weighted average shares outstanding	5,750	5,636	5,724	5,628

The accompanying notes are an integral part of the financial statements.

HOOKER FURNITURE CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended
	May 31, 2003	May 31, 2002
Cash flows from operating activities
Cash received from customers	$157,231	$124,878
Cash paid to suppliers and employees	(139,891)	(104,508)
Income taxes paid, net	(7,965)	(2,656)
Interest paid, net	(1,135)	(843)

Net cash provided by operating activities	8,240	16,871

Cash flows from investing activities
Purchase of property, plant, and equipment, net of disposals	(2,451)	(3,121)
Acquisition of Bradington-Young, net of cash acquired	(22,140)
Sale of property		17

Net cash used in investing activities	(24,591)	(3,104)

Cash flows from financing activities
Proceeds from long-term debt	76,319
Payments on long-term debt (including $4.1 million assumed in the acquisition)	(54,876)	(1,320)
Payment to terminate interest rate swap agreement	(3,001)
Cash dividends paid	(1,196)	(752)
Purchase and retirement of common stock		(545)

Net cash provided by (used in) financing activities	17,246	(2,617)

Net increase in cash and cash equivalents	895	11,150
Cash and cash equivalents at beginning of year	2,316	7,926

Cash and cash equivalents at end of period	$3,211	$19,076

Reconciliation of net income to net cash provided by operating activities
Net income	$7,586	$6,312
Depreciation and amortization	4,221	3,805
Non-cash ESOP cost	1,182	696
Restructuring and related asset impairment charge	1,470
Loss (gain) on disposal of property	5	(5)
Changes in assets and liabilities, net of effects of acquisition:
Trade receivables	2,367	1,502
Inventories	701	3,574
Income tax recoverable	(148)	1,262
Prepaid expenses and other assets	(1,013)	(1,076)
Trade accounts payable	(3,593)	(762)
Accrued salaries, wages, and benefits	(1,290)	615
Accrued income taxes	(3,169)
Other accrued expenses	(2,768)	1,384
Other long-term liabilities	2,689	(436)

Net cash provided by operating activities	$8,240	$16,871

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

2.	Inventories

	May 31, 2003	November 30, 2002
Finished furniture	$56,021	$55,380
Furniture in process	2,834	1,963
Materials and supplies	12,787	7,997

Inventories at FIFO	71,642	65,340
Reduction to LIFO basis	11,260	10,381

Inventories	$60,382	$54,959

3.	Property, Plant, and Equipment

	May 31, 2003	November 30, 2002
Buildings	$49,598	$46,758
Machinery and equipment	50,262	48,423
Furniture and fixtures	24,291	20,804
Other	3,459	3,008

Total depreciable property at cost	127,610	118,993
Less accumulated depreciation	73,368	70,787

Total depreciable property, net	54,242	48,206
Land	2,287	1,371

Property, plant, and equipment, net	$56,529	$49,577

4.	Acquisition

The Company, through a wholly owned subsidiary, completed its acquisition of substantially all of the assets of Cherryville, N.C.-based leather seating specialist Bradington-Young, LLC, on January 2, 2003. The Company operates the upholstery operation under the Bradington-Young name and specializes in upscale leather reclining chairs, executive desk chairs and motion and stationary upholstery products in the upper-medium to high-end price niches. The Company believes that Bradington-Young’s upholstery products complement its existing wood furniture product lines. The Company acquired the Bradington-Young operation for $24.5 million in cash less approximately $4.1 million in assumed debt, plus a post-closing working capital adjustment of approximately $1.6 million paid during the 2003 second quarter.

Notes to Consolidated Financial Statements – Continued

In addition, the Company capitalized acquisition-related fees of approximately $470,000, most of which were paid during the first quarter of 2003. The acquisition was financed principally with $25.0 million in bank debt. See “Note 5 – Long-Term Debt”.

The intangible assets recorded in conjunction with the acquisition are as follows:

	May 31, 2003
	Gross Carrying Amount	Accumulated Amortization
Amortizable Intangible Assets
Non-compete agreement	$700	$73

Non-amortized Intangible Assets
Goodwill	$2,413
Trade names and trademarks	4,400

Total	$6,813

5.	Long-Term Debt

	May 31, 2003	November 30, 2002
Revolving credit line	$1,000	$500
Term loan 1		17,803
Term loan A	18,319
Term loan B	24,500
Industrial revenue bonds	6,400	6,400

Total debt outstanding	50,219	24,703
Less current maturities	6,800	2,905

Long-term debt	$43,419	$21,798

On January 2, 2003, the Company borrowed $25.0 million in bank debt to acquire substantially all of the assets of Bradington-Young and to repay debt assumed as part of the acquisition. On April 30, 2003, the Company refinanced the bank debt used to acquire Bradington-Young, “Term Loan 1,” and its revolving credit line.

The new unsecured revolving credit line provides for borrowings of up to $15.0 million at a variable interest rate (2.3% on May 31, 2003). Interest is payable monthly. Principal is due April 30, 2005.

The new term loans bear interest at a variable rate (2.3% on May 31, 2003) and are unsecured. Principal and interest payments are due quarterly through September 1, 2010 on “Term Loan A” and through March 1, 2008 on “Term Loan B”.

The Company entered into interest rate swap agreements in February 2003 that in effect provide a fixed interest rate of 4.1% on Term Loan A through 2010 and 4.0% on Term Loan B through 2008. See “Note 6 – Derivatives”.

The new credit facility for the Company’s revolving credit line and Term Loans A and B contains, among other things, financial covenants as to minimum tangible net worth, debt service coverage, the ratio of funded debt to earnings before interest, taxes, depreciation, and amortization, and maximum capital expenditures. The Company was in compliance with these covenants as of May 31, 2003.

Notes to Consolidated Financial Statements – Continued

Aggregate future maturities for the new revolving credit line, Term Loans A and B, and the industrial revenue bonds as of May 31, 2003, are $2.2 million for the remainder of 2003, $8.7 million in 2004, $10.4 million in 2005, $9.4 million in 2006, $7.3 million in 2007, $6.3 million in 2008, and $5.9 million thereafter.

6.	Derivatives

In February 2003, the Company in connection with the refinancing of its bank debt terminated an interest rate swap agreement that in effect provided a fixed interest rate of 7.4% on Term Loan 1 and entered into a new interest rate swap agreement. The new agreement is on substantially the same terms as the terminated agreement, except that it provides for a fixed interest rate of 4.1% through 2010 on Term Loan A. The Company’s payment of $3.0 million to terminate the swap agreement is being amortized as interest expense over the seven and a half year repayment period, resulting in an effective fixed interest rate of 7.4% on Term Loan A.

Also in February 2003, the Company entered into a new interest rate swap agreement that in effect provides a fixed interest rate of 4.0% through 2008 on Term Loan B. The Company is accounting for the new interest rate swap agreements for Term Loans A and B as cash flow hedges.

The Company has recognized a decrease in the aggregate fair market value of its interest rate swap agreements, resulting from the general decline in interest rates since the inception of those agreements. The aggregate decrease in the fair market value of the effective portion of the agreements of $2.8 million after tax ($4.6 million pretax) as of May 31, 2003, and $1.9 million after tax ($3.1 million pretax) as of November 30, 2002, is reflected under the caption “accumulated other comprehensive loss” in the consolidated balance sheets.

7.	Comprehensive Income

	Three Months Ended May 31,		Six Months Ended May 31,
	2003	2002	2003	2002
Net income	$2,595	$3,083	$7,586	$6,312

Loss on interest rate swaps	935	136	2,215	441
Portion of interest rate swaps’ fair value reclassified to interest expense	341	362	763	693

Other comprehensive (income) loss before tax	594	(226)	1,452	(252)
Income tax (benefit) expense	(226)	86	(552)	96

Other comprehensive (income) loss, net of tax	368	(140)	900	(156)

Comprehensive income	$2,227	$3,223	$6,686	$6,468

The amount reclassified to interest expense includes $98,000 for the six-month period ended May 31, 2003 and $19,000 and $44,000 for the three and six-month periods ended May 31, 2002, respectively, related to the ineffective portion of the interest rate swap agreements.

8.	Supplemental Schedule of Non-cash Investing Activities

Six Months Ended May 31, 2003
Acquisition of Bradington-Young:
Fair value of assets acquired (including cash of $462)	$29,357
Cash paid (including fees of $470 and a post closing working capital adjustment of $1.6 million)	22,140

Liabilities assumed (including debt of $4.1 million)	$7,217

Notes to Consolidated Financial Statements – Continued

9.	Common Stock

At the March 28, 2003 meeting of shareholders an amendment to the Company’s articles of incorporation was approved to increase the number of authorized shares of the Company’s Common Stock from 10 million to 20 million shares.

In 2001, the Company’s Board of Directors authorized the repurchase of up to an aggregate $5.2 million of the Company’s common stock. Repurchases were authorized to be made from time to time in the open market, or in privately negotiated transactions, at prevailing market prices that the Company deems appropriate. Through May 31, 2003, the Company has repurchased 292,000 shares under the authorization, at a total cost of $2.5 million or an average of $8.58 per share. The Company did not purchase any shares of its common stock under this program during the first half of 2003. Based on the market value of the common stock as of May 31, 2003, the remaining $2.7 million of the authorization would allow the Company to repurchase approximately 1.3% of the 7.2 million shares outstanding, or 1.9% of the Company’s outstanding shares excluding the 2.3 million shares held by the ESOP.

10.	Restructuring Charge and Assets Held for Sale

In May 2003, the Company recorded a $1.5 million pretax ($911,000 after tax) restructuring and asset impairment charge related to the previously announced closing of its Kernersville, NC manufacturing facility, scheduled for August 2003. The restructuring and asset impairment charge consisted of $1.3 million in severance and related benefits to be paid to approximately 270 terminated hourly and salaried employees and approximately $200,000 in related asset impairment costs. Substantially all of the severance and related benefits will be paid to terminated employees in the 2003 third quarter.

In connection with the announced closing of the Kernersville plant, the Company intends to sell the facility and has reclassified these assets to “assets held for sale” on the consolidated balance sheet as of May 31, 2003. The $740,000 carrying value of these assets approximates appraised fair value less estimated selling expenses. The Company expects to move the production of patterns and products currently manufactured at the Kernersville plant to other Company facilities.

Item	2. Management’s Discussion and Analysis

Results of Operations

Net sales of $80.1 million for the second quarter ended May 31, 2003, increased 28.7% from $62.3 million in the second quarter of 2002. For the first half of 2003, net sales of $154.6 million increased 25.5% from $123.2 million in the first half of 2002. Sales increases in both 2003 periods can be attributed to both internal growth within the Company’s wood furniture operations and growth resulting from the Company’s recent acquisition of leather upholstery specialist Bradington-Young. Net sales for the Company’s wood furniture business increased $5.7 million or 9.1% to $67.9 million for the 2003 quarter compared with $62.3 million in the 2002 quarter. For the first half, net sales for the wood furniture business increased $10.5 million, or 8.5%, to $133.7 million from $123.2 million in the first half of 2002.

Upholstery shipments accounted for $12.2 million in the 2003 second quarter and $20.9 million since the division was acquired at the beginning of January this year. For the 2003 second quarter, shipments of imported products increased $15.0 million, or 64.3%, to $38.4 million compared with $23.4 million in the 2002 three-month period. Shipments of the Company’s domestically produced wood furniture declined $9.4 million, or 24.1%, to $29.5 million from $38.9 million in last year’s second quarter. Shipments of imported products for the first half of 2003 increased $30.1 million, or 69.7%, to $73.2 million, compared with $43.1 million in the 2002 six-month period. Domestically produced wood furniture shipments for the 2003 first half decreased $19.4 million, or 24.3%, to $60.5 million from $80.0 million in the first half of 2002. Average selling prices for domestically produced wood furniture decreased during the 2003 periods while the average selling prices for imported wood furniture products increased. Overall average selling prices declined during the 2003 periods, due to the larger proportion of lower-priced imported products shipped.

For the second quarter of 2003, the Company’s gross profit margin of 25.8% improved modestly from the same period in 2002. For the first half of 2003, gross profit margin increased to 26.6% of net sales, compared to 25.5% during the same 2002 period. The improvement in the 2003 periods was due primarily to increased shipments of imported products. As a percentage of net sales, imported products generally reflect higher gross profit margins than domestically produced wood furniture. However, imported products also carry a higher component of selling and administrative expenses than domestically produced wood furniture, primarily for product sourcing, warehousing, and distribution.

The Company’s gross profit margin for its imported products declined during the 2003 periods principally due to higher inbound freight and other transit related costs. The gross profit margins for upholstery products manufactured by Bradington-Young have been comparable to the gross profit margins the Company achieves on its domestically produced wood furniture products, ranging typically from 20-25% of net sales.

During the 2003 periods, the Company’s domestic wood furniture manufacturing operations continued to experience reductions in raw material costs as a percentage of sales volume compared to the prior year period. However, these improvements were offset by increased labor and overhead costs as a percentage of sales volume, resulting from inefficiencies created by reduced work schedules during the first half of 2003 and weather-related downtime experienced during the 2003 first quarter.

The Company’s manufacturing employees continued to work reduced, 35-hour work schedules in all domestic wood furniture plants for the 2003 second quarter and also took an additional week down in April to control inventory levels, reflecting the weakness in incoming orders. Selected plants also shut down for a week in May. In comparison, the Company’s domestic wood furniture factories worked full 40

Management’s Discussion and Analysis – Continued

hour-per-week schedules from January through May of 2002. Bradington-Young’s upholstery facilities continued to operate on reduced, 36-hour work schedules during the 2003-second quarter.

Selling and administrative expenses as a percentage of net sales for the second quarter of 2003 increased to 18.0% compared to 17.2% in the 2002 quarter and increased to 17.1% for the 2003 first half compared to 16.7% in the 2002 six-month period. The increase in selling and administrative expenses as a percentage of net sales in the 2003 periods is principally due to increased selling, warehousing and distribution costs to support higher volumes of imported products. The dollar amounts of selling and administrative expenses increased $3.7 million, during the 2003 second quarter and $5.9 million during the 2003 first half, mainly due to the addition of selling and administrative expenses for Bradington-Young and the increased import-related costs mentioned above.

Profitability for the second quarter and the first half of 2003 was negatively impacted by a $1.5 million pretax ($911,000 after tax, or $0.16 per share) restructuring and asset impairment charge related to the previously announced closing of the Company’s Kernersville, NC manufacturing facility, scheduled for August 2003. The restructuring and asset impairment charge consisted of $1.3 million in severance and related benefits to be paid to approximately 270 terminated hourly and salaried employees and approximately $200,000 in related asset impairment costs. Substantially all of the severance and related benefits will be paid to terminated employees in the 2003 third quarter. This special charge (before taxes) reduced operating income by 1.8% of net sales for the 2003 second quarter and 1.0% of net sales for the first half of 2003. Beginning in the fourth quarter of 2003, the Company anticipates a production cost savings of approximately $750,000 to $1.1 million annually as a result of the plant closing.

In connection with the announced closing of the Kernersville plant, the Company intends to sell the facility and has reclassified these assets to “assets held for sale” on the consolidated balance sheet as of May 31, 2003. The $740,000 carrying value of these assets approximates appraised fair value less estimated selling expenses. The Company expects to move the production of patterns and products currently manufactured at the Kernersville plant to other Company facilities.

As a result of the above, operating income as a percentage of net sales declined to 6.0% in the 2003 quarterly period, compared to 8.6% for the 2002-second quarter. Operating income as a percentage of net sales declined to 8.6% in the 2003 first half, compared to 8.8% for the 2002 first half.

Other income, net decreased to $86,000 in the 2003-second quarter from $140,000 in the 2002 quarter. For the first half of 2003, other income declined to $276,000 from $308,000 in the first half of 2002. The decreases in the 2003 periods resulted principally from declines in interest income recorded due to lower levels of invested cash.

Interest expense increased $169,000 to $671,000 during the second quarter of 2003 from $502,000 in the 2002 period. For the first half of 2003, interest expense increased $300,000 to $1.3 million compared to $1.0 million in the first half of 2002. The increase in interest expense during the 2003 periods is due to higher debt levels partially offset by lower average interest rates on the Company’s borrowings.

The Company’s effective tax rate approximated 38.0% in each of the 2003 and 2002 three and six-month periods.

For the 2003-second quarter, net income was $2.6 million, or $0.45 per share, compared to $3.1 million or $0.55 in the 2002 quarterly period. Net income for the first six months of 2003 increased 20.2% to $7.6 million, or $1.33 per share, compared with $6.3 million or $1.12 per share in the 2002 first half. The restructuring charge (after tax) discussed above reduced earnings per share by $0.16 in each of the 2003 periods.

Management’s Discussion and Analysis – Continued

Outlook

At the end of the just-completed quarter, the Company saw a modest up-tick in incoming orders during Memorial Day retail sales promotions held across the nation. Most of the Company’s retailers had strong Memorial Day events and a sustained increase in the several weeks that followed.

The Company remains focused on improving its domestically made product sales, and is pleased with the vibrant growth of its imported product line. The Company expects to see continued growth in its imported product line, partially offset by sluggish sales in its domestically produced wood furniture into the third quarter. Conditions remain sluggish for furniture retailers and consumer confidence remains low. The long-term outlook, however, is more positive. After several months of solid stock market gains, low interest rates and with the war settled, the Company hopes to see a rebound in consumer confidence and retail by late summer or early fall. The Company believes the sales activity in the Bradington-Young line is typical for the upholstery industry in general today.

In its announcement of the pending Kernersville, N.C. plant closing last month, the Company stated that the closing would bring its wood furniture manufacturing capacity more in line with incoming orders. However, incoming orders are not yet at levels sufficient to run four plants full time this summer.

The Company expects to stay on 35-hour workweeks for the foreseeable future and will shut down its wood furniture factories for the traditional July 4th week to conduct required annual maintenance on its facilities. In addition, the Company expects to shut down selected facilities for an additional week in July and all facilities for an additional week in each of August and September. The Kernersville facility will operate on reduced, 35-hour weekly work schedules beginning the week after the July 4th shutdown until its operations wind down in early to mid-August 2003. The Company expects Bradington-Young to continue working on reduced schedules of 31-36 hours per week through July 2003. Additionally, the upholstery facilities will shut down for two weeks in July 2003.

Acquisition

The Company, through a wholly owned subsidiary, completed its acquisition of substantially all of the assets of Cherryville, N.C.-based leather seating specialist Bradington-Young, LLC, on January 2, 2003. The Company operates the upholstery operation under the Bradington-Young name and specializes in upscale leather reclining chairs, executive desk chairs and motion and stationary upholstery in the upper-medium to high-end price niches. The Company acquired the Bradington-Young operation for $24.5 million in cash less approximately $4.1 million in assumed debt, plus a post-closing working capital adjustment of approximately $1.6 million paid during the second quarter of 2003. In addition, the Company capitalized acquisition-related fees of approximately $470,000, most of which were incurred during the first quarter of 2003. The acquisition was financed principally with $25.0 million in bank debt.

Financial Condition, Liquidity, and Capital Resources

As of May 31, 2003, assets totaled $176.4 million, increasing from $149.9 million at November 30, 2002 as a result of the acquisition of Bradington-Young. Shareholders’ equity at May 31, 2003 was $107.7 million, compared to $101.0 million at November 30, 2002. The Company’s long-term debt, including current maturities, was $50.2 million at May 31, 2003, increasing from $24.7 million at November 30, 2002. This increase is attributed to the increase in bank debt incurred to acquire Bradington-Young. Working capital increased to $82.7 million as of May 31, 2003, from $71.4 million at the end of fiscal 2002, reflecting the combined effects of a $9.9 million increase in current assets and a $1.5 million decrease in current liabilities. The increase in current assets, which principally resulted from the acquisition of Bradington-Young, includes increases of $5.4 million in inventories, $3.2 million in trade receivables, $895,000 in cash, and $341,000 in other current assets.

The decline in current liabilities is due to the payment of accrued income taxes and decreases in trade accounts payables and other accrued expenses, partially offset by increases in current maturities and accrued salaries, wages, and benefits.

During the six months ended May 31, 2003, proceeds from borrowings ($76.3 million) and cash generated from operations ($8.2 million), funded the acquisition of Bradington-Young ($22.1 million, net of cash acquired), the refinancing and repayment of long-term debt ($54.9 million, including the repayment of $4.1 million of debt assumed in the Bradington-Young acquisition), a payment to terminate an interest rate swap agreement ($3.0 million), capital expenditures ($2.5 million), an increase in available cash ($895,000), and dividend payments ($1.2 million).

During the 2002 six-month period, cash generated from operations ($16.9 million) funded an increase in available cash ($11.1 million), capital expenditures ($3.1 million), repayments of long-term debt ($1.3 million), dividend payments ($752,000), and the purchase and retirement of common stock ($545,000).

Cash generated from operations of $8.2 million during the 2003 period decreased $8.6 million from $16.9 million in the 2002 period. The decrease was due to higher payments to suppliers and employees and higher income tax and interest payments, partially offset by higher payments received from customers. Payments to suppliers and employees increased $35.4 million, principally to fund increased purchases of imported wood furniture products, the production of upholstery products and the operating costs of Bradington-Young since January 2003, and higher selling and administrative expenses, partially offset by reduced cash requirements to support lower domestic wood furniture production levels. Cash received from customers increased $32.4 million as a result of higher wood furniture sales and Bradington-Young upholstery products sales since January 2003. Tax payments increased $5.3 million principally due to the timing of amounts due in each respective period.

Investing activities consumed $24.6 million during the 2003 period compared to $3.1 million in the 2002 period. The Company purchased Bradington-Young for cash payments totaling $22.1 million (net of cash acquired). Purchases of plant, equipment, and other assets to maintain and enhance the Company’s facilities and business operating systems declined $670,000 in the 2003 first quarter compared with the 2002 period.

The Company generated cash of $17.2 million from financing activities in the 2003 period compared to using cash of $2.6 million for financing activities in the 2002 first half. During the 2003 period, the Company borrowed (i) $42.8 million under new term loan agreements ($18.3 million under “Term Loan A and $24.5 million under “Term Loan B”) to complete the refinancing of its long-term debt in April 2003, (ii) $26.7 million to fund the purchase of Bradington-Young and to repay debt assumed in the acquisition, and (iii) $6.8 million under its revolving credit line to fund other operating, investing, and financing cash flow activities. Also during the 2003 quarter, the Company repaid (i) $17.8 million under its existing “Term Loan 1” and the $25.0 million in bank debt used to acquire Bradington-Young, primarily in connection with refinancing its long-term debt, (ii) $8.0 million under its revolving credit line, and (iii) $4.1 million of debt assumed in the Bradington-Young acquisition. The Company also paid $3.0 million to terminate an interest rate swap agreement and paid dividends of $1.2 million during the 2003 six-month period.

During the 2002 period, the Company repaid $1.3 million of long-term debt, paid dividends of $752,000, and redeemed 30,000 shares of common stock from terminating ESOP participants at a total cost of $545,000, as required by the terms of the ESOP.

In February 2003, the Company, in connection with the refinancing of its bank debt, terminated an interest rate swap agreement that in effect provided a fixed interest rate of 7.4% on Term Loan 1 and entered into a new interest rate swap agreement. The new agreement is on substantially the same terms as

Management’s Discussion and Analysis – Continued

the terminated agreement, except that it provides for a fixed interest rate of 4.1% through 2010 on Term Loan A. The Company’s payment of $3.0 million to terminate the swap agreement is being amortized as interest expense over the seven and a half year repayment period, resulting in an effective fixed interest rate of 7.4% on Term Loan A.

Also in February 2003, the Company entered into a new interest rate swap agreement that in effect provides a fixed interest rate of 4.0% through 2008 on Term Loan B. The Company is accounting for the new interest rate swap agreements for Term Loans A and B as cash flow hedges.

The Company has recognized a decrease in the aggregate fair market value of its interest rate swap agreements, resulting from the general decline in interest rates since the inception of those agreements. The aggregate decrease in the fair market value of the effective portion of the agreements of $2.8 million after tax ($4.6 million pretax) as of May 31, 2003, and $1.9 million after tax ($3.1 million pretax) as of November 30, 2002, is reflected under the caption “accumulated other comprehensive loss” in the consolidated balance sheets.

In 2001, the Company’s Board of Directors authorized the repurchase of up to an aggregate $5.2 million of the Company’s common stock. Repurchases were authorized to be made from time to time in the open market, or in privately negotiated transactions, at prevailing market prices that the Company deems appropriate. Through May 31, 2003, the Company has repurchased 292,000 shares under the authorization, at a total cost of $2.5 million or an average of $8.58 per share. The Company did not purchase any shares of its common stock under this program during the first half of 2003. Based on the market value of the common stock as of May 31, 2003, the remaining $2.7 million of the authorization would allow the Company to repurchase approximately 1.3% of the 7.2 million shares outstanding, or 1.9% of the Company’s outstanding shares excluding the 2.3 million shares held by the ESOP.

At its June 24, 2003 meeting, the Company’s Board of Directors declared a dividend of $0.11 per share, payable on August 29, 2003 to shareholders of record August 15, 2003.

At the March 28, 2003 meeting of shareholders, an amendment to the Company’s articles of incorporation was approved to increase the number of authorized shares of the Company’s Common Stock from 10 million to 20 million shares.

The credit facility for the Company’s revolving credit line and Term Loans A and B contains, among other things, financial covenants as to minimum tangible net worth, debt service coverage, the ratio of funded debt to earnings before interest, taxes, depreciation, and amortization, and maximum capital expenditures. The Company was in compliance with these covenants as of May 31, 2003.

As of May 31, 2003, the Company had $13.6 million available under its revolving credit line, $26.7 million available under additional committed lines of credit, and $11.9 million available under additional informal lines of credit to fund working capital needs. The Company believes it has the financial resources (including available cash, expected cash flow from operations, and lines of credit) needed to meet business requirements for the foreseeable future including capital expenditures, working capital, purchases under the stock repurchase program, and dividends on the Company’s common stock. Cash flow from operations is highly dependent on order rates and the Company’s operating performance. The Company expects to spend $1.0 to $3.0 million in capital expenditures during the remainder of fiscal 2003 to maintain and enhance its facilities and operating systems.

Management’s Discussion and Analysis – Continued

Forward-Looking Statements

Certain statements made in this report are not based on historical facts, but are forward-looking statements. These statements can be identified by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should,” “would,” or “anticipates,” or the negative thereof, or other variations thereon, or comparable terminology, or by discussions of strategy. These statements reflect the Company’s reasonable judgment with respect to future events and are subject to risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Those risks and uncertainties include but are not limited to the cyclical nature of the furniture industry, domestic and international competition in the furniture industry, general economic or business conditions, both domestically and internationally, fluctuations in the price of key raw materials including lumber and leather, supply disruptions or delays affecting imported products, adverse political acts or developments in the international markets from which the Company imports products, fluctuations in foreign currency exchange rates affecting the price of the Company’s imported products, and capital costs.

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

The Company’s obligations under its lines of credit, industrial revenue bonds, and term loans, all bear interest at variable rates. The Company has entered into interest rate swap agreements that, in effect, fix the rate of interest on: (i) the industrial revenue bonds at 4.7% through 2006; (ii) Term Loan A at 4.1% through 2010; and, (iii) Term Loan B at 4.0% through 2008. The Company’s outstanding debt (including current maturities) as of May 31, 2003 amounted to $6.4 million under the industrial revenue bonds, $18.3 million under Term Loan A, and $24.5 million under Term Loan B. As of May 31, 2003, $1.0 million was outstanding under the Company’s revolving credit line. A fluctuation in market interest rates of one percentage point (or 100 basis points) would not have a material impact on the Company’s results of operations or financial condition.

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

Item 4.    Controls and Procedures

Based on their most recent review, which was completed within 90 days of the filing of this report, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure and are effective to ensure that such information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. There were no significant changes in the Company’s

Controls and Procedures – Continued

internal controls or in other factors that could significantly affect those controls subsequent to the date of their evaluation.

Item 5.    Other Information

Set forth below is the Company’s income before interest and taxes, or EBIT, and income before interest, taxes, depreciation and amortization, or EBITDA, for the three and six-month periods ended May 31, 2003 and 2002. This information has been derived from the Company’s consolidated financial statements. For each period presented, EBIT and EBITDA have been reconciled to the Company’s net income. The Company provides these non-GAAP financial measures because it believes they are widely accepted financial indicators of the Company’s performance. This information should be read in conjunction with the Financial Statements, including the related Notes, and Management’s Discussion and Analysis included elsewhere in this quarterly report on Form 10-Q and in the Company’s annual report on Form 10-K for the year ended November 30, 2002.

	For the Three Months Ended May 31,		For the Six Months Ended May 31,
	2003	2002	2003	2002
Net income	$2,595	$3,083	$7,586	$6,312
Income taxes	1,591	1,887	4,648	3,866
Interest expense	671	502	1,314	1,014

Income before interest and income taxes	4,857	5,472	13,548	11,192
Depreciation and amortization	2,190	1,989	4,221	3,805

Income before interest, income taxes, depreciation, and amortization	$7,047	$7,461	$17,769	$14,997

HOOKER FURNITURE CORPORATION

PART II. OTHER INFORMATION

Item 4.    Submission of Matters to a Vote of Security Holders

On March 28, 2003, the Company held its Annual Meeting of Shareholders. At the meeting, the following business was transacted:

The following directors of the Company were elected for a term of one year. The votes cast for the election of each director were:

Director	For	Withheld	*

Paul B. Toms, Jr.	6,509,623	4,509
Douglas C. Williams	6,508,006	6,126
J. Clyde Hooker	6,510,355	3,777
W. Christopher Beeler, Jr.	6,509,978	4,154
Alan D. Cole	6,509,278	4,854
John L. Gregory, III	6,510,355	3,777
Irving M. Groves, Jr.	6,509,355	4,777
A. Frank Hooker, Jr.	6,508,373	5,759
Robert A. Taylor	6,509,978	4,154
L. Dudley Walker	6,509,978	4,154

*Including abstentions.

The shareholders approved a proposal to amend the Company’s Amended and Restated Articles of Incorporation to increase the number of authorized shares of the Company’s Common Stock from 10 million to 20 million shares. The votes cast were:

For – 6,448,407                 Against – 63,204                 Abstain – 2,521

The shareholders also ratified the selection of KPMG LLP as the Company’s independent accountants for fiscal year 2003. The votes cast were:

For – 6,511,413                 Against – 587                      Abstain – 2,132

PART II. OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K

(a)	Exhibits

4.1*	Credit Agreement, dated April 30, 2003, between Bank of America, N.A., and the Company

10.1*	Amendment Number 1, dated March 20, 2003, to the sublease between Pulaski Furniture Corporation and the Company

10.2	Credit Agreement, dated April 30, 2003, between Bank of America, N.A., and the Company (see Exhibit 4.1 above)

10.3*	Letter Agreement, dated April 30, 2003, between Branch Banking and Trust Company of Virginia and the Company

99.1*	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2*	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K

Form 8-K, dated May 28, 2003 and filed with the SEC on May 29, 2003, announcing that the Company will close its Kernersville, NC facility by late summer 2003

* Filed herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOOKER FURNITURE CORPORATION

Date:	July 7, 2003	By:	/s/ R. Gary Armbrister
R. Gary Armbrister Chief Accounting Officer (Principal Accounting Officer)

Form 10-Q for the Quarterly Period Ended May 31, 2003

CERTIFICATION

I, Paul B. Toms, Jr., certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Hooker Furniture Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	July 7, 2003	/s/ Paul B. Toms, Jr.
Paul B. Toms, Jr. Chairman and Chief Executive Officer

Form 10-Q for the Quarterly Period Ended May 31, 2003

CERTIFICATION

I, E. Larry Ryder, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Hooker Furniture Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	July 7, 2003	/s/ E. Larry Ryder
E. Larry Ryder Executive Vice President – Finance and Administration and Chief Financial Officer

EXHIBIT INDEX

Exhibit	Description

4.1*	Credit Agreement, dated April 30, 2003, between Bank of America, N.A., and the Company

10.1*	Amendment Number 1, dated March 20, 2003, to the sublease between Pulaski Furniture Corporation and the Company

10.2	Credit Agreement, dated April 30, 2003, between Bank of America, N.A., and the Company (see Exhibit 4.1 above)

10.3*	Letter Agreement, dated April 30, 2003, between Branch Banking and Trust Company of Virginia and the Company

99.1*	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2*	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith

EI-1