Form 10-Q
period 2003-08-31
HOOKER FURNITURE CORP
filed 2003-10-01
CIK 1077688

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended August 31, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of September 30, 2003.

Common stock, no par value	7,237,650
(Class of common stock)	(Number of shares)

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

HOOKER FURNITURE CORPORATION

UNAUDITED CONSOLIDATED BALANCE SHEETS

(In thousands, including share data)

	August 31, 2003	November 30, 2002
Assets
Current assets:
Cash and cash equivalents	$13,456	$2,316
Trade receivables, less allowances of $870 and $800 on each date	36,131	33,771
Inventories	53,600	54,959
Prepaid expenses and other assets	2,489	2,225

Total current assets	105,676	93,271
Property, plant, and equipment, net	55,071	49,577
Assets held for sale	740
Intangible and other assets	16,058	7,033

Total assets	$177,545	$149,881

Liabilities and Shareholders’ Equity
Current liabilities:
Trade accounts payable	$3,866	$5,427
Accrued salaries, wages, and benefits	5,461	6,022
Accrued income taxes	1,845	3,169
Other accrued expenses	3,287	4,372
Current maturities of long-term debt	6,835	2,905

Total current liabilities	21,294	21,895
Long-term debt, less current maturities	40,697	21,798
Other long-term liabilities	3,223	5,144

Total liabilities	65,214	48,837

Shareholders’ equity:
Common stock, no par value, 20,000 and 10,000 shares authorized; and, 7,238 shares issued and outstanding on each date	3,966	3,025
Unearned ESOP shares (1,461 and 1,541 shares on each date)	(18,266)	(19,261)
Retained earnings	128,504	119,213
Accumulated other comprehensive loss	(1,873)	(1,933)

Total shareholders’ equity	112,331	101,044

Total liabilities and shareholders’ equity	$177,545	$149,881

The accompanying notes are an integral part of the financial statements.

HOOKER FURNITURE CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	Three Months Ended August 31,		Nine Months Ended August 31,
	2003	2002	2003	2002
Net sales	$74,749	$54,726	$229,339	$177,908
Cost of sales	55,073	39,590	168,499	131,349

Gross profit	19,676	15,136	60,840	46,559
Selling and administrative expenses	13,394	9,603	39,816	30,142
Restructuring and related asset impairment charge			1,470

Operating income	6,282	5,533	19,554	16,417
Other income, net	82	170	358	477

Income before interest and income taxes	6,364	5,703	19,912	16,894
Interest expense	676	587	1,990	1,601

Income before income taxes	5,688	5,116	17,922	15,293
Income taxes	2,160	1,944	6,808	5,810

Net income	$3,528	$3,172	$11,114	$9,483

Earnings per share:
Basic and diluted	$.61	$.56	$1.94	$1.68

Weighted average shares outstanding	5,750	5,655	5,724	5,638

The accompanying notes are an integral part of the financial statements.

HOOKER FURNITURE CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended
	August 31, 2003	August 31, 2002
Cash flows from operating activities
Cash received from customers	$232,900	$182,608
Cash paid to suppliers and employees	(200,758)	(165,532)
Income taxes paid, net	(8,132)	(4,179)
Interest paid, net	(1,494)	(1,295)

Net cash provided by operating activities	22,516	11,602

Cash flows from investing activities
Purchase of property, plant, and equipment, net of disposals	(3,168)	(4,560)
Acquisition of Bradington-Young, net of cash acquired	(22,140)
Sale of property		17

Net cash used in investing activities	(25,308)	(4,543)

Cash flows from financing activities
Proceeds from long-term debt	77,319
Payments on long-term debt (including $4.1 million assumed in the acquisition)	(58,563)	(2,011)
Payment to terminate interest rate swap agreement	(3,001)
Cash dividends paid	(1,823)	(1,311)
Purchase and retirement of common stock		(668)

Net cash provided by (used in) financing activities	13,932	(3,990)

Net increase in cash and cash equivalents	11,140	3,069
Cash and cash equivalents at beginning of year	2,316	7,926

Cash and cash equivalents at end of period	$13,456	$10,995

Reconciliation of net income to net cash provided by operating activities
Net income	$11,114	$9,483
Depreciation and amortization	6,316	5,838
Non-cash ESOP cost	1,936	1,048
Restructuring and related asset impairment charge	1,470
Loss (gain) on disposal of property	10	(5)
Changes in assets and liabilities, net of effects of acquisition:
Trade receivables	3,202	4,379
Inventories	7,483	(11,410)
Income tax recoverable		1,359
Prepaid expenses and other assets	(1,614)	(1,209)
Trade accounts payable	(3,527)	(425)
Accrued salaries, wages, and benefits	(2,559)	662
Accrued income taxes	(1,324)	602
Other accrued expenses	(1,021)	919
Other long-term liabilities	1,030	361

Net cash provided by operating activities	$22,516	$11,602

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

2.	Inventories

	August 31, 2003	November 30, 2002
Finished furniture	$50,912	$55,380
Furniture in process	2,441	1,963
Materials and supplies	12,069	7,997

Inventories at FIFO	65,422	65,340
Reduction to LIFO basis	11,822	10,381

Inventories	$53,600	$54,959

3.	Property, Plant, and Equipment

	August 31, 2003	November 30, 2002
Buildings	$49,629	$46,758
Machinery and equipment	50,616	48,423
Furniture and fixtures	24,574	20,804
Other	3,483	3,008

Total depreciable property at cost	128,302	118,993
Less accumulated depreciation	75,518	70,787

Total depreciable property, net	52,784	48,206
Land	2,287	1,371

Property, plant, and equipment, net	$55,071	$49,577

4.	Acquisition

The Company, through a wholly owned subsidiary, completed its acquisition of substantially all of the assets of Cherryville, N.C.-based leather seating specialist Bradington-Young, LLC, on January 2, 2003. The Company conducts the upholstery operation under the Bradington-Young name and specializes in upscale leather reclining chairs, executive desk chairs and motion and stationary upholstery products in the upper-medium to high-end price niches. The Company believes that Bradington-Young’s upholstery products complement its existing wood furniture product lines. The Company acquired the Bradington-Young operation for $24.5 million in cash less approximately $4.1 million in assumed debt, plus a post-closing working capital adjustment of approximately $1.6 million. In addition, the Company capitalized

Notes to Consolidated Financial Statements – Continued

acquisition-related fees of approximately $470,000. The acquisition was financed principally with $25.0 million in bank debt. See “Note 5 – Long-Term Debt”.

The intangible assets recorded in conjunction with the acquisition are as follows:

	August 31, 2003
	Gross Carrying Amount	Accumulated Amortization
Amortizable Intangible Assets
Non-compete agreement	$700	$117

Non-amortized Intangible Assets
Goodwill	$2,413
Trade names and trademarks	4,400

Total	$6,813

5.	Long-Term Debt

	August 31, 2003	November 30, 2002
Revolving credit line		$500
Term loan 1		17,803
Term loan A	$17,857
Term loan B	23,275
Industrial revenue bonds	6,400	6,400

Total debt outstanding	47,532	24,703
Less current maturities	6,835	2,905

Long-term debt	$40,697	$21,798

On January 2, 2003, the Company borrowed $25.0 million in bank debt to acquire substantially all of the assets of Bradington-Young and to repay debt assumed as part of the acquisition. On April 30, 2003, the Company refinanced (1) the bank debt used to acquire Bradington-Young, (2) “Term Loan 1,” and (3) the Company’s revolving credit line.

The new unsecured revolving credit line provides for borrowings of up to $15.0 million at a variable interest rate (2.1% on August 31, 2003). Interest is payable monthly. Principal is due April 30, 2005.

The new term loans bear interest at a variable rate (2.1% on August 31, 2003) and are unsecured. Principal and interest payments are due quarterly through September 1, 2010 on “Term Loan A” and through March 1, 2008 on “Term Loan B.”

The Company entered into interest rate swap agreements in February 2003 that in effect provide a fixed interest rate of 4.1% on Term Loan A through 2010 and 4.0% on Term Loan B through 2008. See “Note 6—Derivatives.”

The new credit facility for the Company’s revolving credit line and Term Loans A and B contains customary representations and warranties, covenants and events of default, including financial covenants as to minimum tangible net worth, debt service coverage, the ratio of funded debt to earnings before interest, taxes, depreciation, and amortization, and maximum capital expenditures. The Company was in compliance with these covenants as of August 31, 2003.

Notes to Consolidated Financial Statements – Continued

Aggregate future maturities for the new revolving credit line, Term Loans A and B, and the industrial revenue bonds as of August 31, 2003, are $1.7 million for the remainder of 2003, $8.7 million in 2004, $9.4 million in 2005, $9.4 million in 2006, $7.3 million in 2007, $5.1 million in 2008,and $5.9 million thereafter.

6.	Derivatives

In February 2003, the Company in connection with the refinancing of its bank debt terminated an interest rate swap agreement that in effect provided a fixed interest rate of 7.4% on Term Loan 1 and entered into a new interest rate swap agreement. The new agreement is on substantially the same terms as the terminated agreement, except that it in effect provides for a fixed interest rate of 4.1% through 2010 on Term Loan A. The Company’s $3.0 million payment to terminate the swap agreement is being amortized as interest expense over the remaining repayment period for Term Loan A, resulting in an effective fixed interest rate of 7.4% on Term Loan A.

Also in February 2003, the Company entered into a new interest rate swap agreement that in effect provides a fixed interest rate of 4.0% through 2008 on Term Loan B. The Company is accounting for the new interest rate swap agreements for Term Loans A and B as cash flow hedges.

Interest rates increased during the three-month period ended August 31, 2003 resulting in an increase in the aggregate fair market of the Company’s swap agreements for that period. However, the Company has recognized an overall decrease in the aggregate fair market value of its interest rate swap agreements, resulting from the general decline in interest rates since the inception of those agreements (including the effect of the swap termination payment discussed above). The aggregate decrease in the fair market value of the effective portion of the agreements of $1.9 million after tax as of both August 31, 2003, and November 30, 2002 ($3.0 million pretax as of August 31, 2003 and $3.1 million pretax as of November 30, 2002) is reflected under the caption “accumulated other comprehensive loss” in the consolidated balance sheets.

7.	Comprehensive Income

	Three Months Ended August 31,		Nine Months Ended August 31,
	2003	2002	2003	2002
Net income	$3,528	$3,172	$11,114	$9,483

Gain (loss) on interest rate swaps	1,079	(1,233)	(1,136)	(1,674)
Portion of interest rate swaps’ fair value reclassified to interest expense	471	420	1,234	1,113

Other comprehensive income (loss) before tax	1,550	(813)	98	(561)
Income tax benefit (expense)	(590)	309	(38)	213

Other comprehensive income (loss), net of tax	960	(504)	60	(348)

Comprehensive income	$4,488	$2,668	$11,174	$9,135

The portion of the fair value of the Company’s interest rate swaps reclassified to interest expense includes a gain of $48,000 and a loss of $50,000 for the three and nine-month periods ended August 31, 2003, respectively, and losses of $94,000 and $138,000 for the three and nine-month periods ended August 31, 2002, respectively, related to the ineffective portion of the interest rate swap agreements.

Notes to Consolidated Financial Statements – Continued

8.	Supplemental Schedule of Non-cash Investing Activities

Nine Months Ended August 31, 2003
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

In 2001, the Company’s Board of Directors authorized the repurchase of up to an aggregate $5.2 million of the Company’s common stock. Repurchases were authorized to be made from time to time in the open market, or in privately negotiated transactions, at prevailing market prices that the Company deems appropriate. Through August 31, 2003, the Company has repurchased 292,000 shares under the authorization, at a total cost of $2.5 million or an average of $8.58 per share. The Company did not purchase any shares of its common stock under this program during the 2003 nine-month period. Based on the closing price of the common stock as of August 29, 2003, the remaining $2.7 million of the authorization would allow the Company to repurchase approximately 1.3% of the 7.2 million shares outstanding, or 1.9% of the Company’s outstanding shares excluding the 2.3 million shares held by the ESOP.

10.	Restructuring Charge and Assets Held for Sale

In May 2003, the Company recorded a $1.5 million pretax ($911,000 after tax) restructuring and asset impairment charge related to the August 2003 closing of its Kernersville, N.C. manufacturing facility. The restructuring and asset impairment charge consisted of $1.3 million in severance and related benefits paid to 290 terminated hourly and salaried employees and approximately $200,000 in related asset impairment costs. Substantially all of the severance and related benefits was paid to terminated employees in the 2003 third quarter.

In connection with the closing of the Kernersville plant, the Company intends to sell the facility and has reclassified these assets to “assets held for sale” on the consolidated balance sheet as of August 31, 2003. The $740,000 carrying value of these assets approximates appraised fair value less estimated selling expenses. The Company is actively marketing the property and anticipates its sale within the next twelve months. The Company has moved the production of patterns and products manufactured at the Kernersville plant to other Company facilities.

Item 2.	Management’s Discussion and Analysis

Results of Operations

Net sales of $74.7 million for the third quarter ended August 31, 2003, increased 36.6% from $54.7 million in the third quarter of 2002. For the 2003 nine-month period, net sales of $229.3 million increased 28.9% from $177.9 million in the comparable 2002 period. Sales increases in both 2003 periods can be attributed to both growth resulting from the Company’s recent acquisition of leather upholstery specialist Bradington-Young and growth within the Company’s wood furniture operations. Net sales for the Company’s wood furniture operation increased $9.4 million or 17.2% to $64.1 million for the 2003-quarter compared with $54.7 million in the 2002 quarter. For the 2003 nine-month period, net sales for the wood furniture operation increased $19.9 million, or 11.2%, to $197.8 million from $177.9 million in the 2002 nine-month period.

Upholstery shipments accounted for $10.6 million in the 2003 third quarter and $31.5 million for the eight-month period since the division was acquired at the beginning of January this year. For the 2003 third quarter, shipments of imported products increased $12.0 million, or 48.3%, to $36.9 million, compared with $24.9 million in the 2002 three-month period. Shipments of the Company’s domestically produced wood furniture declined $2.6 million, or 8.8%, to $27.3 million from $29.9 million in last year’s third quarter. Shipments of imported products for the 2003 nine-month period increased $42.1 million, or 61.9%, to $110.1 million, compared with $68.0 million in the 2002 nine-month period. Domestically produced wood furniture shipments for the 2003 nine-month period decreased $22.2 million, or 20.0%, to $87.7 million from $109.9 million in the 2002 nine-month period. Average selling prices for domestically produced wood furniture decreased during the 2003 periods while the average selling prices for imported wood furniture products increased. Overall average selling prices declined during the 2003 periods, due to the larger proportion of lower-priced imported products shipped.

For the third quarter of 2003, the Company’s gross profit margin declined to 26.3% from 27.7% in the comparable 2002 period. For the 2003 nine-month period, gross profit margin increased to 26.5% of net sales, compared to 26.2% during the same 2002 period. The decline in the 2003 quarterly period is attributed to lower margins on imported shipments resulting from continued increases in inbound freight and other transit related costs. The improvement in the 2003 nine-month period was due primarily to increased shipments of imported products. As a percentage of net sales, imported products generally reflect higher gross profit margins than domestically produced wood furniture. However, imported products also carry a higher component of selling and administrative expenses than domestically produced wood furniture, primarily for product sourcing, warehousing, and distribution.

The gross profit margins for upholstery products manufactured by Bradington-Young have been comparable to the gross profit margins the Company achieves on its domestically produced wood furniture products, ranging typically from 20-25% of net sales.

During the 2003 periods, the Company’s domestic wood furniture manufacturing operations continued to experience reductions in raw material costs as a percentage of sales volume compared to the prior year periods. However, these improvements were partially offset by heavier sales discounting during the 2003 third quarter and by increased labor and overhead costs as a percentage of sales volume, resulting from inefficiencies created by reduced work schedules during the 2003 nine-month period and weather-related downtime experienced during the 2003 first quarter.

Management’s Discussion and Analysis – Continued

Selling and administrative expenses as a percentage of net sales for the third quarter of 2003 increased to 17.9%, compared to 17.5% in the 2002 quarter, and increased to 17.4% for the 2003 nine-month period compared to 16.9% in the 2002 nine-month period. The increase in selling and administrative expenses as a percentage of net sales in the 2003 periods is principally due to increased selling, warehousing and distribution costs to support higher volumes of imported products. The dollar amounts of selling and administrative expenses increased $3.8 million during the 2003 third quarter and $9.7 million during the 2003 nine-month period, mainly due to the addition of selling and administrative expenses for Bradington-Young and the increased import-related costs mentioned above.

Profitability for the 2003 nine-month period was negatively impacted by a special $1.5 million pretax ($911,000 after tax, or $0.16 per share) restructuring and asset impairment charge related to the August 2003 closing of the Company’s Kernersville, N.C. manufacturing facility. The restructuring and asset impairment charge consisted of $1.3 million in severance and related benefits paid to 290 terminated hourly and salaried employees and approximately $200,000 in related asset impairment costs. Substantially all of the severance and related benefits were paid to terminated employees in the 2003 third quarter. This special charge (before taxes) reduced operating income by 0.6% of net sales for the 2003 nine-month period. Beginning in the fourth quarter of 2003, the Company anticipates a production cost savings of approximately $750,000 to $1.1 million annually as a result of the plant closing.

In connection with the closing of the Kernersville plant, the Company intends to sell the facility and has reclassified these assets to “assets held for sale” on the consolidated balance sheet as of August 31, 2003. The $740,000 carrying value of these assets approximates appraised fair value less estimated selling expenses. The Company is actively marketing the property and anticipates its sale within the next twelve months. The Company has moved the production of patterns and products manufactured at the Kernersville plant to other Company facilities.

As a result of the above, operating income as a percentage of net sales declined to 8.4% in the 2003 quarterly period, compared to 10.1% for the 2002 third quarter. Operating income as a percentage of net sales declined to 8.5% in the 2003 nine-month period, compared to 9.2% for the comparable 2002 period.

Other income, net decreased to $82,000 in the 2003 third quarter from $170,000 in the 2002 quarter. For the 2003 nine-month period, other income declined to $358,000 from $477,000 in the comparable 2002 period. The decreases in the 2003 periods resulted principally from declines in interest income recorded due to lower levels of invested cash.

Interest expense increased $89,000 to $676,000 during the third quarter of 2003 from $587,000 in the 2002 period. For the 2003 nine-month period, interest expense increased $389,000 to $2.0 million compared to $1.6 million in the comparable 2002 period. The increase in interest expense during the 2003 periods is due to higher debt levels partially offset by lower average interest rates on the Company’s borrowings.

The Company’s effective tax rate approximated 38.0% in each of the 2003 and 2002 three and nine-month periods.

Net income for the 2003 third quarter of $3.5 million, or $0.61 per share, increased 11.2% from $3.2 million, or $0.56 per share, in the 2002 quarterly period. Net income for the 2003 nine-month period increased 17.2% to $11.1 million, or $1.94 per share, compared with $9.5 million, or $1.68 per share, in the 2002 nine-month period. The restructuring charge (after tax) discussed above reduced earnings per share by $0.16 in the 2003 nine-month period.

Management’s Discussion and Analysis – Continued

Outlook

The Company’s incoming orders have strengthened somewhat from summertime levels as a result of strong retail sales during the Labor Day holiday. The Company continues to believe that there is pent-up demand for home furnishings. If consumer confidence continues to improve, the Company believes that these increased order trends can be sustained through the end of the fiscal year. However, the Company is going up against the highest fourth quarter sales in its history. Record sales in the fourth quarter of 2002 were due in part to a significant improvement in inventory availability through better than anticipated delivery by foreign suppliers early in that quarter. The improved inventory availability allowed the Company to make tremendous improvement in shipping backlogs. Throughout 2003 that excellent stock availability has continued. Currently, 86% of the Company’s wood furniture products are in stock and available to ship. Consequently, the Company anticipates that sales in the 2003 fourth quarter as a percentage of annual sales volume will be more consistent with historical performance than with the 2002 fourth quarter. Historically, fourth quarter sales have generally represented 26 to 27 percent of the Company’s annual sales volume.

With the closing of the Kernersville, N.C. plant in August, the Company’s domestic wood furniture manufacturing capacity is more in line with incoming orders. Incoming orders have improved but are not yet at a high enough level to run the Company’s four remaining plants full time. The Company expects that business will continue to improve this fall.

Acquisition

The Company, through a wholly owned subsidiary, completed its acquisition of substantially all of the assets of Cherryville, N.C.-based leather seating specialist Bradington-Young, LLC, on January 2, 2003. The Company conducts the upholstery operation under the Bradington-Young name and specializes in upscale leather reclining chairs, executive desk chairs and motion and stationary upholstery in the upper-medium to high-end price niches. The Company acquired the Bradington-Young operation for $24.5 million in cash less approximately $4.1 million in assumed debt, plus a post-closing working capital adjustment of approximately $1.6 million. In addition, the Company capitalized acquisition-related fees of approximately $470,000. The acquisition was financed principally with $25.0 million in bank debt.

Financial Condition, Liquidity, and Capital Resources

As of August 31, 2003, assets totaled $177.5 million, increasing from $149.9 million at November 30, 2002, principally as a result of the acquisition of Bradington-Young. Shareholders’ equity at August 31, 2003 was $112.3 million, compared to $101.0 million at November 30, 2002. The Company’s long-term debt, including current maturities, was $47.5 million at August 31, 2003, increasing from $24.7 million at November 30, 2002. This increase is attributed to the increase in bank debt incurred to acquire Bradington-Young. Working capital increased to $84.4 million as of August 31, 2003, from $71.4 million at the end of fiscal 2002, reflecting the combined effects of a $12.4 million increase in current assets and a $601,000 decrease in current liabilities. The increase in current assets includes increases of $11.1 million in cash, $2.4 million in trade receivables, $264,000 in other current assets and a decline in inventories of $1.4 million. The decline in current liabilities is due to decreases in accrued expenses and trade accounts payable and the payment of accrued income taxes, partially offset by an increase in current maturities of long-term debt.

During the nine months ended August 31, 2003, proceeds from borrowings ($77.3 million) and cash generated from operations ($22.5 million), funded the acquisition of Bradington-Young ($22.1 million, net of cash acquired), the refinancing and repayment of long-term debt ($58.6 million, including the repayment of $4.1 million of debt assumed in the Bradington-Young acquisition), an increase in available

Management’s Discussion and Analysis – Continued

cash ($11.1 million), capital expenditures ($3.2 million), a payment to terminate an interest rate swap agreement ($3.0 million), and dividend payments ($1.8 million).

During the 2002 nine-month period, cash generated from operations ($11.6 million) funded capital expenditures ($4.6 million), an increase in available cash ($3.1 million), repayments of long-term debt ($2.0 million), dividend payments ($1.3 million), and the purchase and retirement of common stock ($668,000).

Cash generated from operations of $22.5 million during the 2003 nine-month period increased $10.9 million from $11.6 million in the 2002 period. The increase was due to higher payments received from customers, partially offset by higher payments to suppliers and employees and higher income tax and interest payments. Payments to suppliers and employees increased $35.2 million, principally to fund the production of upholstery products and the operating costs of Bradington-Young since January 2003, increased purchases of imported wood furniture products, and higher selling and administrative expenses, partially offset by reduced cash requirements to support lower domestic wood furniture production levels. Cash received from customers increased $50.2 million as a result of Bradington-Young upholstery products sales since January 2003 and higher wood furniture sales. Tax payments increased $4.0 million principally due to the timing of amounts due in each respective period.

Investing activities consumed $25.3 million during the 2003 nine-month period compared to $4.5 million in the 2002 period. The Company purchased Bradington-Young for cash payments totaling $22.1 million (net of cash acquired). Purchases of plant, equipment, and other assets to maintain and enhance the Company’s facilities and business operating systems declined $1.4 million in the 2003 nine-month period compared with the 2002.

The Company generated cash of $13.9 million from financing activities in the 2003 nine-month period compared to using cash of $4.0 million for financing activities in the same 2002 period. During the 2003 period, the Company borrowed (i) $42.8 million under new term loan agreements ($18.3 million under “Term Loan A” and $24.5 million under “Term Loan B”) to complete the refinancing of its long-term debt in April 2003, (ii) $26.7 million to fund the purchase of Bradington-Young and to repay debt assumed in the acquisition, and (iii) $7.8 million under its revolving credit line to fund other operating, investing, and financing cash flow activities. Also during the 2003 nine-month period, the Company repaid (i) $17.8 million under its existing “Term Loan 1” and the $25.0 million in bank debt used to acquire Bradington-Young, primarily in connection with refinancing its long-term debt, (ii) $10.0 million under its revolving credit line, (iii) $4.1 million of debt assumed in the Bradington-Young acquisition and repaid $1.7 million under Term Loans A and B. The Company also paid $3.0 million to terminate an interest rate swap agreement and paid dividends of $1.8 million during the 2003 nine-month period.

During the 2002 period, the Company repaid $2.0 million of long-term debt, paid dividends of $1.3 million, and redeemed 39,000 shares of common stock at a total cost of $668,000.

In February 2003, the Company, in connection with the refinancing of its bank debt, terminated an interest rate swap agreement that in effect provided a fixed interest rate of 7.4% on Term Loan 1 and entered into a new interest rate swap agreement. The new agreement is on substantially the same terms as the terminated agreement, except that it in effect provides for a fixed interest rate of 4.1% through 2010 on Term Loan A. The Company’s $3.0 million payment to terminate the swap agreement is being amortized as interest expense over the remaining repayment period for Term Loan A, resulting in an effective fixed interest rate of 7.4% on Term Loan A.

Management’s Discussion and Anlysis – Continued

Also in February 2003, the Company entered into a new interest rate swap agreement that in effect provides a fixed interest rate of 4.0% through 2008 on Term Loan B. The Company is accounting for the new interest rate swap agreements for Term Loans A and B as cash flow hedges.

Interest rates increased during the three-month period ended August 31, 2003 resulting in an increase in the aggregate fair market of the Company’s swap agreements for that period. However, the Company has recognized an overall decrease in the aggregate fair market value of its interest rate swap agreements, resulting from the general decline in interest rates since the inception of those agreements (including the effect of the $3 million swap termination payment discussed above). The aggregate decrease in the fair market value of the effective portion of the agreements of $1.9 million after tax as of both August 31, 2003 and November 30, 2002 ($3.0 million pretax as of August 31, 2003 and $3.1 million pretax as of November 30, 2002) is reflected under the caption “accumulated other comprehensive loss” in the consolidated balance sheets.

The credit facility for the Company’s revolving credit line and Term Loans A and B contains, among other things, financial covenants as to minimum tangible net worth, debt service coverage, the ratio of funded debt to earnings before interest, taxes, depreciation, and amortization, and maximum capital expenditures. The Company was in compliance with these covenants as of August 31, 2003.

As of August 31, 2003, the Company had $14.6 million available under its revolving credit line, $28.7 million available under additional committed lines of credit, and $10.8 million available under additional informal lines of credit to fund working capital needs. The Company believes it has the financial resources (including available cash, expected cash flow from operations, and lines of credit) needed to meet business requirements for the foreseeable future, including capital expenditures, working capital, purchases under the stock repurchase program, and dividends on the Company’s common stock. Cash flow from operations is highly dependent on order rates and the Company’s operating performance. The Company expects to spend $1.0 to $2.0 million in capital expenditures during the remainder of fiscal 2003 to maintain and enhance its facilities and operating systems.

In 2001, the Company’s Board of Directors authorized the repurchase of up to an aggregate $5.2 million of the Company’s common stock. Repurchases were authorized to be made from time to time in the open market, or in privately negotiated transactions, at prevailing market prices that the Company deems appropriate. Through August 31, 2003, the Company has repurchased 292,000 shares under the authorization, at a total cost of $2.5 million or an average of $8.58 per share. The Company did not purchase any shares of its common stock under this program during the 2003 nine-month period. Based on the closing price of the common stock as of August 29, 2003, the remaining $2.7 million of the authorization would allow the Company to repurchase approximately 1.3% of the 7.2 million shares outstanding, or 1.9% of the Company’s outstanding shares excluding the 2.3 million shares held by the ESOP.

At its September 23, 2003 meeting, the Hooker Furniture Board of Directors declared a dividend of $0.11 per share, payable on November 28, 2003 to shareholders of record November 14, 2003.

At the March 28, 2003 meeting of shareholders an amendment to the Company’s articles of incorporation was approved to increase the number of authorized shares of the Company’s Common Stock from 10 million to 20 million shares.

Forward-Looking Statements

Certain statements made in this report are not based on historical facts, but are forward-looking statements. These statements can be identified by the use of forward-looking terminology such as “believes,” “expects,”

Management’s Discussion and Analysis – Continued

“may,” “will,” “should,” “would,” or “anticipates,” or the negative thereof, or other variations thereon, or comparable terminology, or by discussions of strategy. These statements reflect the Company’s reasonable judgment with respect to future events and are subject to risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Those risks and uncertainties include but are not limited to: the cyclical nature of the furniture industry; domestic and international competition in the furniture industry; general economic or business conditions, both domestically and internationally; fluctuations in the price of key raw materials, including lumber and leather; supply disruptions or delays affecting imported products; adverse political acts or developments in the international markets from which the Company imports products; fluctuations in foreign currency exchange rates affecting the price of the Company’s imported products; and capital costs.

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

The Company’s obligations under its lines of credit, industrial revenue bonds, and term loans, all bear interest at variable rates. The Company has entered into interest rate swap agreements that, in effect, fix the rate of interest on: (i) the industrial revenue bonds at 4.7% through 2006; (ii) Term Loan A at 4.1% through 2010; and (iii) Term Loan B at 4.0% through 2008. The Company’s outstanding debt (including current maturities) as of August 31, 2003 amounted to $6.4 million under the industrial revenue bonds, $17.9 million under Term Loan A, and $23.3 million under Term Loan B. As of August 31, 2003, no balance was outstanding under the Company’s revolving credit line. A fluctuation in market interest rates of one percentage point (or 100 basis points) would not have a material impact on the Company’s results of operations or financial condition.

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

Based on their most recent review, which was made as of the end of the period covered by this report, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure and are effective to ensure that such information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. There have been no changes in the Company’s internal control over financial reporting for the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 5.	Other Information

Set forth below is the Company’s income before interest and taxes, or EBIT, and income before interest, taxes, depreciation and amortization, or EBITDA, for the three and nine-month periods ended August 31, 2003 and 2002. This information has been derived from the Company’s consolidated financial statements. For each period presented, EBIT and EBITDA have been reconciled to the Company’s net income. The Company provides these non-GAAP financial measures because it believes they are widely accepted financial indicators of the Company’s performance. This information should be read in conjunction with the Financial Statements, including the related Notes, and Management’s Discussion and Analysis included elsewhere in this quarterly report on Form 10-Q and in the Company’s annual report on Form 10-K for the year ended November 30, 2002.

	For the Three Months Ended August 31,		For the Nine Months Ended August 31,
	2003	2002	2003	2002
Net income	$3,528	$3,172	$11,114	$9,483
Income taxes	2,160	1,944	6,808	5,810
Interest expense	676	587	1,990	1,601

Income before interest and income taxes	6,364	5,703	19,912	16,894
Depreciation and amortization	2,095	2,033	6,316	5,838

Income before interest, income taxes, depreciation, and amortization	$8,459	$7,736	$26,228	$22,732

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits

10.1*	Lease dated September 2, 2003 between Commonwealth Boulevard Associates, LLC and the Company

31.1*	Rule 13a-14(a) Certification of the Company’s principal executive officer

31.2*	Rule 13a-14(a) Certification of the Company’s principal financial officer

32.1*	Rule 13a-14(b) Certification of the Company’s principal executive officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Rule 13a-14(b) Certification of the Company’s principal financial officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K

Form 8-K, dated June 20, 2003 and furnished to the SEC on June 20, 2003, reporting its results of operations for the second quarter of fiscal year 2003.

Form 8-K, dated June 27, 2003 and furnished to the SEC on June 27, 2003 announcing a correction to its results of operations for the second quarter and first six months of fiscal year 2003.

*	Filed herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOOKER FURNITURE CORPORATION

Date: September 30, 2003	By:	/s/ R. GARY ARMBRISTER
R. Gary Armbrister Chief Accounting Officer (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit	Description
(a)	Exhibits

10.1*	Lease dated September 2, 2003 between Commonwealth Boulevard Associates, LLC and the Company

31.1*	Rule 13a-14(a) Certification of the Company’s principal executive officer

31.2*	Rule 13a-14(a) Certification of the Company’s principal financial officer

32.1*	Rule 13a-14(b) Certification of the Company’s principal executive officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Rule 13a-14(b) Certification of the Company’s principal financial officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith