Form 10-K
period 2003-11-30
HOOKER FURNITURE CORP
filed 2004-03-01
CIK 1077688

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 2003

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

Common stock, no par value

(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes  ☒    No  ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $84.1 million.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of February 12, 2004:

Common stock, no par value	14,475,300
(Class of common stock)	(Number of shares)

Documents incorporated by reference: Portions of the registrant’s definitive Proxy Statement for its Annual Meeting of Shareholders scheduled to be held March 30, 2004 are incorporated by reference into Part III.

Hooker Furniture Corporation

Hooker Furniture Corporation

Part I

ITEM 1. BUSINESS

General

Incorporated in Virginia in 1924, Hooker Furniture Corporation (the “Company”) is a leading manufacturer and importer of wood furniture products, primarily targeted at the upper-medium price range, and upholstered furniture products targeted at the upper-medium to high-end price niches. The Company’s wood furniture consists of wall and entertainment systems, home office, occasional, dining and bedroom residential furniture. The Company, through a wholly owned subsidiary, acquired substantially all of the assets of Cherryville, N.C.-based leather seating specialist Bradington-Young, LLC, on January 2, 2003, expanding its product line to include a broad offering of residential upholstered furniture products. The Company conducts its upholstery operation under the Bradington-Young name and specializes in upscale leather reclining chairs, executive desk chairs and motion and stationary upholstery products.

With the addition of upholstered furniture products, the Company believes it has established itself as a comprehensive resource for retailers by offering furniture products for virtually every room of the home. Its extensive style selections within each of its product categories make the Company an important furniture resource for retailers in its price ranges. The Company has established a broad distribution network that includes independent furniture stores, department stores, specialty retailers, catalog merchandisers, and national and regional furniture chains. By emphasizing continuous improvement in its manufacturing processes, the Company offers competitive advantages to its customers such as quick delivery, reduced inventory investment, high quality and value. The Company operates production facilities in Cherryville, Hickory, Pleasant Garden, Maiden, and Woodleaf, North Carolina and Martinsville and Roanoke, Virginia.

Over the three-year period ended November 30, 2003, the Company has operated in a sluggish economy impacted by low levels of consumer confidence. Additionally, the Company’s results of operations were affected in two opposing ways by lower-priced imported furniture products. First, the Company’s domestic wood furniture manufacturing operations have suffered from lower demand and significant declines in volume for its bedroom, home office and home entertainment products. These declines led to the downsizing of its Martinsville, Va. bedroom facility in 2001, the closing of its Kernersville facility in 2003 and continuing short work schedules at its manufacturing facilities over most of the 2001 to 2003 time period. Second, the Company’s imported wood furniture operations have experienced significant growth over this three-year period, with increased demand for its occasional and dining furniture, designer sink cabinets and selective home office and home entertainment offerings. The Company’s entry into the container direct business has also fueled the dramatic growth of its import business. The Company’s Container Direct Program allows larger retailers to purchase full containers of imported product at attractive pricing with expedited delivery from the Company’s offshore suppliers directly to retailers.

Products and Styles

The Company’s product lines cover most major design categories. The Company believes that the diversity of its product lines enables it to anticipate and respond quickly to changing consumer preferences, and offers retailers a comprehensive furniture resource in the upper-medium price range. The Company intends to continue expanding each of its product lines. The Company believes that its products represent good value and that the quality and style of its furniture compare favorably with more premium-priced products.

The Company offers furniture products in a variety of materials, woods, veneers, finishes, leathers and silhouettes. The percentages of net sales provided by each major category for the last three fiscal years are as follows:

	2003	2002	2001
Wood furniture products	86%	100%	100%
Upholstered furniture products	14%

Total	100%	100%	100%

These product lines cover most major design categories including European traditional, transitional, American traditional, country/casual/cottage and young urban lifestyle designs.

The Company designs and develops new product styles semi-annually to replace discontinued styles and, if desired, to expand its product lines. The Company’s product design process begins with the marketing team identifying customer needs and conceptualizing product ideas. Product ideas often consist of a group or collection of furniture pieces related by their style, finish, leather or fabric covering and/or shape and size. A variety of sketches are produced, usually by independent designers, from which prototype furniture pieces are built. The Company invites certain dealers and independent sales representatives to view and critique the prototypes. Based on this input, the Company may modify the designs. Then, the Company’s engineering department prepares a sample for actual full-scale production. The Company generally introduces its new product styles at the fall and spring International Home Furnishings Market in High Point, North Carolina.

Throughout 2003, the Company seized the opportunity presented by the new types and sizes of televisions and other consumer electronics products by developing new formats for entertainment centers and home theater wall units. While the Company is offering a variety of solutions for all the television formats, perhaps the most exciting is its line of “motion case goods” – consoles, wall units and a bookcase credenza for storing and displaying plasma televisions. In these plasma TV “hideaway” or “pop-up” products, the plasma TV is hidden within a lift mechanism inside the furniture and is lifted to the surface for viewing at the touch of a remote control button. Another innovation in home entertainment that has energized the Company’s home theater business is a patent-pending design that allows the end-user to conceal a big-screen television behind pocket doors.

In the home office category, the Company continued to innovate its product offerings in 2003 by designing modular work stations especially scaled to accommodate lap-top or notebook computers, which are rapidly growing in popularity compared to desk top computers. The Company also expanded its new offerings in imported products by expanding its casual dining category and entering several new product categories. These included the categories of exposed wood occasional chairs and free-standing bar units with coordinating bar stools. In addition, Bradington-Young expanded its product line in both style and price, offering more competitive, medium-level pricing along with its foundational niche of upper and upper-medium prices. The Company’s creative product development team has also originated styles in the upholstery marketplace, offering fresh and unique looks that capture the attention of retailers and consumers.

During 2002, the Company expanded its offerings into new wood furniture product categories. The Company introduced new bedroom offerings scaled for the second and third bedrooms of homes, as well as for vacation homes and condominiums. Additionally, there were a number of wood furniture product innovations in the home entertainment and home office product lines, many of which addressed style and price point voids in the line and targeted younger consumers. These innovations included the development of low profile corner entertainment centers and corner computer cabinets designed to be highly functional and conserve space within the home. The Company also introduced new imported wood furniture products in its casual dining category and a new, innovative product niche: a collection of ready-to-install designer sink cabinets.

From time to time, the Company will partner with third parties to design and market products under mutually beneficial licensing agreements. During 2001, the Company began working with professional golf tournament sponsor The PGA TOUR®, to develop a line of furniture to be marketed under the “PGA TOUR® Home Collection by Hooker Furniture” name. The Company has introduced products for this collection during 2001, 2002 and 2003.

Distribution

The general marketing practice followed in the furniture industry is to exhibit products at international and regional furniture markets. In the spring and fall of each year, a nine-day furniture market is held in High Point, North Carolina, which is attended by most retail buyers and is regarded by the industry as the international market. The Company utilizes 107,000 square feet of showroom space at the High Point market to introduce new products, increase sales of its existing products, and test ideas for future products for both its wood and upholstered furniture lines.

The Company has developed a broad domestic customer base and also sells to a limited international market. The Company sells its furniture through over 100 independent sales representatives to independent furniture retailers such as Gabberts of Minneapolis and Dallas, Kittles of Indianapolis, Nebraska Furniture Mart and Louis Shanks of Texas, catalog merchandisers such as the Horchow Collection (a unit of Neiman Marcus), national chain stores such as Z Gallerie, regional chain stores such as Raymour & Flannigan and Robb & Stucky and department stores such as Federated and Dillard’s. The Company believes this broad network reduces its exposure to regional recessions, and allows it to capitalize on emerging channels of distribution.

The Company offers tailored merchandising programs to address each channel of distribution. One of the most important developments in 2003 for imported wood furniture products was the April introduction of a retail boutique program called Seven Seas Treasures. As of the end of the fiscal year, over 250 stores have dedicated 800 to 1,000 square feet of store space to display the Company’s line of imported upscale, functional accents, including tables and chests, carved writing desks, casual dining and hand-painted furniture. Another key development in the area of distribution occurred in 2003, when the Company merged its Hooker and Bradington-Young sales forces, bringing the number of professional sales representatives selling Bradington-Young product from 24 to over 100. This integration has resulted in the addition of several hundred new retail accounts carrying the upholstery line. The Company believes that its upholstery operation is poised for strong growth in the future and is well positioned to leverage additional opportunities for synergy in merchandising and marketing.

The Company sold to nearly 5,000 customers during the past fiscal year. Approximately 2% of the Company’s sales in 2003 were to international customers. No single customer accounted for more than 3% of the Company’s sales in 2003. No material part of the Company’s business is dependent upon a single customer, the loss of which would have a material effect on the business of the Company. However, the loss of several of the Company’s major customers could have a material impact on the business of the Company.

The Company schedules production of domestically produced wood furniture and purchases imported wood furniture based upon actual and anticipated orders. The Company strives to provide domestically produced wood furniture on-demand for its dealers. During 2003, the Company shipped 85% of domestic wood product orders and 79% of import product orders within 30 days of order receipt.

Upholstered product orders are predominantly custom built after the order is received. The processing time for upholstered furniture averages approximately five to seven weeks from the time the order is received until it is available to ship.

The Company’s backlog of unshipped orders for all of its products amounted to $46.2 million as of November 30, 2003 and $35.6 million as of November 30, 2002. Backlogs are normally shipped within six months. It is the Company’s policy and industry practice to allow order cancellation up to the time of shipment; therefore customer orders for wood furniture are not firm until shipped. Upholstered furniture orders cannot be cancelled once the leather or fabric is cut. Over the last three fiscal years, 92% of all orders booked were ultimately shipped. Because of the Company’s quick delivery and its cancellation policy, management does not consider order backlogs to be an accurate indicator of expected business.

Manufacturing

The Company’s domestic wood furniture manufacturing strategy is to manufacture products that are on the leading edge of changing consumer demand for the home, such as home theater, home office, and computer furniture, as well as traditional bedroom. The Company stresses strong customer relationships in developing new products as well as improving existing ones. The Company believes strongly in employee involvement with employee and management teams working and communicating in all areas of manufacturing to improve production and quality related issues, stressing quality improvement, not quality control. To meet customer expectations of just-in-time inventory delivery, the Company’s strategy has been to strike a balance between minimizing cutting size together with increasing the frequency of cuttings on the one hand, and the efficiencies gained from longer production runs on the other. In recent years, cutting sizes have been reduced and frequencies of cuttings increased.

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

The Company’s domestic wood furniture manufacturing operations have suffered from lower demand and significant declines in volume for its bedroom, home office and home entertainment products principally due to the impact of lower-priced furniture products imported principally from China. These declines led to the downsizing of the Company’s Martinsville, Va. bedroom facility in 2001, the closing of its Kernersville, N.C. facility in 2003 and short work schedules at most of its manufacturing facilities over most of the 2001 to 2003 time period.

The Company’s upholstered furniture manufacturing strategy is to be a total leather resource for retailers positioned in the upper to upper-medium price range. Bradington-Young offers a comprehensive selection of over 250 leather covers. Leather upholstery comprises approximately 90% of the upholstery operation’s sales volume. In addition to specializing in leather, Bradington-Young also specializes in reclining, or “motion” seating, with about 50% of its products falling into this category. Within the promotional reclining chair and motion upholstery industry, Bradington-Young positions itself as a fashionable alternative, offering reclining chairs and motion upholstery with stylish covers, tailoring and scale, compatible with formal areas of the home.

Bradington-Young’s specialized approach to upholstery manufacturing is dependent upon a skilled and committed work force. The operation’s approximately 380 associates have the dedication and skill required to meet Bradington-Young’s objectives of offering a high level of quality, style and value in its specialized products. Management interacts frequently with employees and encourages their input and involvement in maintaining and improving the manufacturing process and product quality.

The upholstery manufacturing process begins with the cutting of leather and proceeds with the cutting and precision machining of frames. Precision frames are important for motion furniture to operate properly. Finally, the cut leather or fabric upholstery, frames, foam and other materials are assembled to build reclining chairs, executive seating, stationary seating and multiple seat reclining furniture.

The processing time for upholstered furniture averages 10 business days from the time the order is placed into production until it ships. Schedules are generated two times per week based on orders and available leather coverings in inventory. The business targets a six-week backlog, and operating schedules are generally reviewed and modified as necessary on a monthly basis.

The Company operates 1.8 million square feet of manufacturing capacity for its domestic wood and upholstered furniture production in North Carolina and Virginia. The Company considers its machinery and equipment to be generally modern and well maintained.

Imported Products

The Company imports finished furniture in a variety of styles and materials, and markets these products under the Seven Seas and Hooker Furniture names through its normal distribution channels. Imported products accounted for 48% of net sales in 2003 and 42% of net sales in 2002. Product lines include occasional tables, consoles, chests, casual and formal dining room furniture, bedroom furniture, entertainment centers, designer sink cabinets and accent items. The Company imports products primarily from China, the Philippines, Mexico, Indonesia, and Honduras sourcing through 16 independent agents representing over 65 factories.

In 2003, as part of its Bradington-Young acquisition, the Company acquired the Christopher Coleson line of wood accent furniture primarily sourced from Vietnam. As of December 1, 2003, the Christopher Coleson line was focused into a more limited presentation of less than 100 total products and was incorporated into the Company’s existing import program. The Christopher Coleson line will be positioned as a private label collection that is a step-up from the Seven Seas line in price point and style.

The Company has imported products from foreign manufacturers since 1988. The Company’s imported products business is subject to the usual risks inherent in importing products manufactured abroad, including, but not limited to, supply disruptions and delays, currency exchange rate fluctuations, economic and political fluctuations and destabilization, as well as the laws, policies, and actions of foreign governments and the United States affecting trade.

Because of the large number and diverse nature of foreign factories, the Company has flexibility in the placement of product in any particular country or factory. Factories located in China have become an important resource for the Company. In fiscal 2003, product sourced from China accounted for 62.2% and the largest factory in China from which the Company directly sources product accounted for 26.1% of the Company’s worldwide purchases of imported product. A sudden disruption in the Company’s supply chain from this factory, or from China in general, could significantly impact the Company’s ability to fill customer orders for products manufactured at that factory or in that country. If such a disruption were to occur, the Company believes that it would have sufficient inventory to adequately meet demand for a two to three-month period. The Company believes that it could, most likely at higher cost, source most of the products currently sourced in China from factories in different countries and could produce certain of those products domestically at its own factories. However, supply disruption delays on selected items could extend for up to six to nine months. If the Company were to be unsuccessful in obtaining those products from other sources, then a sudden disruption in the Company’s supply chain from its largest import wood furniture supplier, or from China in general, could have a short-term material adverse effect on the Company’s results of operations. Given the excess capacity available in China and other low cost producing countries, the Company believes the risks from these potential supply disruptions are manageable.

Since the Company transacts its import purchases in U.S. Dollars, a relative decline in the value of the U.S. Dollar could increase the cost of the Company’s imported products and adversely impact sales volume and profit margins during affected periods. Conversely, a relative increase in the value of the U.S. Dollar could decrease the cost of imported products and favorably impact sales volume and profit margins during affected periods. Because the majority of the Company’s imports are purchased from countries such as China, whose currencies are presently pegged to the U.S. Dollar, most of the Company’s exposure to foreign currency fluctuation is negated. See also “Item 7A. Quantitative and Qualitative Disclosures about Market Risk.”

Raw Materials

The principal materials used by the Company in manufacturing its wood furniture products include lumber, veneer, plywood, particleboard, hardware, glue, finishing material, glass products and fasteners. The Company uses a variety of species of lumber, including cherry, oak, poplar, pine and maple.

Leather, foam, wooden frames and metal mechanisms are the most significant materials used in manufacturing upholstered furniture products. Most of the leather is imported from Italy, Germany, Brazil and China. Leather is purchased as full hides, which are cut and sewn by Bradington-Young and also as pre-cut and sewn hides processed by the vendor to pattern specifications.

The Company believes that its sources of supply for its raw materials are adequate and that it is not dependent on any one supplier. The Company’s five largest suppliers accounted for approximately 16.5% of its purchases for its domestic wood furniture and upholstered furniture operations in 2003.

Competition

The Company is the eighteenth largest furniture manufacturer in North America based on 2002 sales, according to Furniture/Today, a trade publication. The furniture industry is highly competitive and includes a large number of foreign and domestic manufacturers, none of which dominates the market. The markets in which the Company competes include a large number of relatively small manufacturers; however, certain competitors of the Company have substantially greater sales volumes and financial resources than the Company. The Company also competes with foreign manufacturers, many of which have substantially lower production costs, including the cost of labor, than the Company. Competitive factors in the upper and upper-medium price ranges include style, price, quality, delivery, design, service, and durability. The Company believes that its long-standing customer relationships, responsive service, financial strength, experienced management and consistent support of its diverse, high quality product lines are important competitive advantages.

In 2003, a group of wood bedroom furniture manufacturers (including the Company) petitioned the International Trade Commission (the “ITC”) regarding alleged “dumping” at artificially low prices, wood bedroom furniture manufactured in China. The ITC has approved the petition, a ruling that supports evidence that imports from China have harmed the domestic wood bedroom furniture industry. The U.S. Department of Commerce is conducting an investigation into the allegations. The findings of the investigation could determine that tariffs on wood bedroom furniture imported from China are justified, a process that could take until September 2004. Domestically produced wood bedroom furniture accounted for 4.0%, and imported wood bedroom furniture accounted for 3.4%, of the Company’s 2003 net sales.

While initially supporting the petition, the Company has since withdrawn its support and is now taking a neutral position. The Company supports free, fair and legal trade and is opposed to any trade that involves illegally dumping furniture into the U.S. market, particularly when illegal trade negatively impacts domestic manufacturing jobs. The Company has come to believe that the potential adverse effects on its relationships with its customers and its Chinese suppliers outweigh the benefits of continuing to support the petition.

Regardless of the outcome, the Company does not expect any ruling by the Department of Commerce or any tariffs that may be enacted on wood bedroom furniture imported from China to have a material adverse affect on the Company’s results of operations or financial condition. However, if deterioration in trade relations between the United States and China, or other factors, were to lead to short-term disruptions in the supply of imported product from China, such disruptions could, as discussed previously, have a short-term material adverse effect on the Company’s results of operations. Given the Company’s domestic manufacturing capability as well as the excess manufacturing capacity available in other low-cost producing countries, the Company believes this supply disruption risk is manageable.

Employees

As of November 30, 2003, the Company had approximately 1,900 employees. None of the Company’s employees are represented by a labor union. The Company considers its relations with its employees to be good.

The Company sponsors the Hooker Furniture Corporation Employee Stock Ownership Plan (the “ESOP”) to provide ownership and retirement benefits for eligible employees. The ESOP covers substantially all Company employees. The ESOP enables employees to share in the growth of the Company and to accumulate an ownership interest in the Company’s common stock. The ESOP trust held 29.1% of the Company’s outstanding common stock as of November 30, 2003.

Patents and Trademarks

The Hooker Furniture and Bradington-Young trade names represent many years of continued business. The Company believes these trade names are well recognized and associated with quality and service in the furniture industry. The Company also owns a number of patents (including a design applied for in 2003 that allows the consumer to conceal a big-screen television behind pocket doors), trademarks and licenses, none of which is considered to be material to the Company.

Governmental Regulations

The Company is subject to federal, state, and local laws and regulations in the areas of safety, health, and environmental pollution controls. Compliance with these laws and regulations has not in the past had any material effect on the Company’s earnings, capital expenditures, or competitive position; however, the effect of compliance in the future cannot be predicted. Management believes that the Company is in material compliance with applicable federal, state and local safety, health and environmental regulations.

Additional Information

The Company’s Website address is www.hookerfurniture.com. The Company makes available, free of charge through its Website, its Annual Report on Form 10-K, quarterly reports or Form 10-Q, current reports on Form 8-K and any amendments to those reports as soon as practicable after filing or furnishing the material to the Securities and Exchange Commission.

Forward-Looking Statements

Certain statements made in this report, including “Item 1 - Business” and “Item 7 - Management’s Discussion and Analysis,” are not based on historical facts, but are forward-looking statements. These statements can be identified by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should,” “would,” or “anticipates,” or the negative thereof, or other variations thereon, or comparable terminology, or by discussions of strategy. These statements reflect the Company’s reasonable judgment with respect to future events and are subject to risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Those risks and uncertainties include but are not limited to: the cyclical nature of the furniture industry; domestic and international competition in the furniture industry; general economic or business conditions, both domestically and internationally; fluctuations in the price of key raw materials, including lumber and leather; supply disruptions or delays affecting imported products; adverse political acts or developments in the international markets from which the Company imports products; fluctuations in foreign currency exchange rates affecting the price of the Company’s imported products; and capital costs.

ITEM 2. PROPERTIES

Set forth on the following table is information with respect to the Company’s principal properties. The Company believes that all these properties are well maintained and in good condition. The Company believes its manufacturing facilities are being efficiently utilized. The Company estimates that its facilities are currently being operated at approximately 85% of capacity, on a one-shift basis. All Company production facilities are equipped with automatic sprinkler systems, except for the Woodleaf, N.C. facility. All facilities maintain modern fire and spark detection systems, which the Company believes are adequate. The Company has leased certain warehouse facilities for its distribution and imports operation on a short-term basis. The Company is developing plans to further improve its warehousing and distribution capabilities and expects that it will be able to renew or extend these leases or find alternative facilities to meet its warehousing and distribution needs at a reasonable cost. All facilities set forth on following page are active and operational.

Location	Primary Use	Approximate Facility Size (Square Feet)	Owned or Leased
Martinsville, Va.	Corporate Headquarters	32,000	Owned
Martinsville, Va.	Manufacturing and Distribution	760,000	Owned
Martinsville, Va.	Distribution and Imports	580,000	Owned
Martinsville, Va.	Distribution and Imports	125,000	Leased (1)
Martinsville, Va.	Distribution and Imports	165,000	Leased (2)
Martinsville, Va.	Distribution and Imports	150,000	Leased (3)
Martinsville, Va.	Distribution	189,000	Owned
Martinsville, Va.	Plywood Production	146,000	Owned
Roanoke, Va.	Manufacturing	265,000	Owned
Pleasant Garden, N.C.	Manufacturing	300,000	Owned
Maiden, N.C.	Manufacturing	200,000	Owned
High Point, N.C.	Showroom	60,000	Leased (4)
Cherryville, N.C.	Offices and Manufacturing	144,000	Owned (5)
Cherryville, N.C.	Manufacturing	53,000	Owned (5)
Hickory, N.C.	Manufacturing	91,000	Owned (5)
Woodleaf, N.C.	Manufacturing	34,000	Leased (5) (6)
High Point, N.C.	Showroom	14,000	Owned (5)
High Point, N.C.	Showroom	33,000	Owned (5)

(1)	Lease expires October 31, 2004
(2)	Lease expires February 29, 2004 (The Company does not plan to renew or extend this lease.)
(3)	Lease expires December 31, 2005
(4)	Lease expires October 31, 2007
(5)	Comprise the principal properties of Bradington-Young
(6)	Lease expires December 31, 2004, with a one-year renewal option

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

EXECUTIVE OFFICERS OF

HOOKER FURNITURE CORPORATION

The Company’s executive officers and their ages as of February 12, 2004 and the year each joined the Company are as follows:

Name	Age	Position	Year Joined Company
Paul B. Toms, Jr.	49	Chairman and Chief Executive Officer	1983
Douglas C. Williams	56	President and Chief Operating Officer	1971
E. Larry Ryder	56	Executive Vice President-Finance and Administration, Assistant Secretary and Assistant Treasurer	1977
Raymond T. Harm	54	Senior Vice President-Sales	1999
Henry P. Long	52	Senior Vice President-Merchandising and Design	1983
Michael P. Spece	51	Senior Vice President-Import Division	1997
C. Scott Young	46	Chief Executive Officer and President of Bradington-Young LLC	2003

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

E. Larry Ryder has been Executive Vice President - Finance and Administration since December 2000, Assistant Treasurer since 1998, and Assistant Secretary since 1990. Mr. Ryder was Senior Vice President - Finance and Administration from December 1987 to December 2000, Treasurer from 1989 to 1998, and Vice President - Finance and Administration from 1983 to 1987. Prior to 1983, Mr. Ryder served in various financial management positions. Mr. Ryder joined the Company in 1977 and was a Director from 1987 until 2003.

Raymond T. Harm has been Senior Vice President - Sales since joining the Company in 1999. Prior to joining the Company, Mr. Harm served as Vice President - Sales for The Barcalounger Company, a manufacturer of upholstered motion furniture, from 1992 to 1999.

Henry P. Long, Jr. has been Senior Vice President - Merchandising and Design since 1994. Mr. Long was Vice President - Sales from 1987 to 1994. Prior to 1987, Mr. Long served in various sales management positions. Mr. Long joined the Company in 1983 and was a Director from 1993 until 2003.

Michael P. Spece has been Senior Vice President - Import Division since December 2001. Mr. Spece was Vice President - Import Division from the time he joined the Company in 1997 until December 2001. Prior to joining the Company, Mr. Spece served as Merchandise Manager for Gabberts Furniture and Design Studio, an independent furniture retailer, from 1989 to 1997.

C. Scott Young has been the Chief Executive Officer and President of the Company’s wholly owned subsidiary Bradington-Young LLC since January 2003. Mr. Young joined the Company in connection with the Company’s acquisition of substantially all of the assets of the predecessor of that subsidiary. Mr. Young was a member and manager of the predecessor of Bradington-Young, and served as its Chief Executive Officer and President, from June 1995 to January 2003.

Part II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

Beginning in June 2002, the Company’s stock began trading on the NASDAQ SmallCap Market under the symbol “HOFT”. From April 2001 until June 2002, the Company’s common stock was quoted on the Over-the-Counter Bulletin Board (“OTCBB”) also under the symbol “HOFT”. The OTCBB is a regulated quotation service for subscribing members of the National Association of Securities Dealers (the “NASD”) that displays real-time quotes, last-sale prices and volume information in over-the-counter securities. The table below sets forth the high and low sales prices per share for the Company’s common stock for the periods indicated adjusted to reflect a two-for-one stock split distributed in the form of a 100% stock dividend on January 30, 2004. For periods before June 2002, the stock price information reported in the table below represents transactions in the Company’s common stock in the “over-the-counter” market during the periods indicated as reported to the NASD by the NASD’s member firms.

	2003		2002
	High	Low	High	Low
First Quarter	$10.69	$7.75	$6.13	$4.10
Second Quarter	15.96	10.56	8.73	6.05
Third Quarter	15.52	11.86	8.28	6.50
Fourth Quarter	21.27	14.00	7.96	6.98

As of February 12, 2004, the Company had approximately 3,070 beneficial shareholders and 1,100 current and former employees participating in the Company’s ESOP who were eligible to vote shares of common stock. The Company pays dividends on its common stock on or about the last day of February, May, August and November, when declared by the Board of Directors, to shareholders of record approximately two weeks earlier. Although the Company presently intends to declare cash dividends at historical levels on a quarterly basis for the foreseeable future, the determination as to the payment and the amount of any future dividends will be made by the Board of Directors from time to time and will depend on the Company’s then current financial condition, capital requirements, results of operations and any other factors then deemed relevant by the Board of Directors. The following table sets forth the dividends per share paid by the Company with respect to its common stock during the Company’s two most recent fiscal years (adjusted to reflect the two-for-one stock split referred to previously):

	2003	2002
First Quarter	$0.050	$0.045
Second Quarter	0.055	0.045
Third Quarter	0.055	0.050
Fourth Quarter	0.055	0.050

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial data for each of the last five fiscal years ended November 30, 2003, has been derived from the Company’s audited, consolidated financial statements. The selected financial data should be read in conjunction with the Consolidated Financial Statements, including the related Notes, and Management’s Discussion and Analysis included elsewhere in this report.

	For The Years Ended November 30,
	2003	2002	2001	2000	1999
	(In thousands, except per share data)
Income Statement Data:
Net sales	$309,005	$248,346	$221,289	$251,051	$229,238
Cost of sales	226,880	179,558	170,008	187,727	171,145
Gross profit	82,125	68,788	51,281	63,324	58,093
Selling and administrative expenses	54,903	42,469	39,323	40,377	34,559
Restructuring and asset impairment charges (1)	1,470		881
Operating income	25,752	26,319	11,077	22,947	23,534
Other income, net	286	560	1,213	792	289
Interest expense	2,638	2,094	2,140	830	647
Income before income taxes	23,400	24,785	10,150	22,909	23,176
Income taxes	8,690	9,394	3,640	7,995	8,881
Net income	14,710	15,391	6,510	14,914	14,295

Per Share Data (2):
Basic and diluted earnings per share (1)	$1.28	$1.36	$0.56	$1.03	$0.94
Cash dividends per share	0.22	0.19	0.18	0.17	0.15
Net book value per share (3)	10.02	8.87	7.72	7.34	6.26

Weighted average shares outstanding	11,474	11,285	11,619	14,515	15,271

Balance Sheet Data:
Cash and cash equivalents	$14,859	$2,316	$7,926	$1,243	$157
Trade accounts receivable	37,601	33,771	29,430	31,019	26,599
Inventories	42,442	54,959	33,522	42,785	37,051
Working capital	74,814	71,376	59,624	60,669	54,557
Total assets	167,099	149,881	130,695	133,531	116,423
Long-term debt (including current maturities of long-term debt)	30,837	24,703	26,911	29,500	7,000
Common stock held by ESOP (4)			9,397	10,412	10,129
Shareholders’ equity (4)	116,264	101,044	77,741	75,559	85,234

(1)	In May 2003, the Company recorded a special pretax charge of $1.5 million ($911,000 after tax, or $0.08 per share) for severance and related asset impairment in connection with the August 2003 closing of its Kernersville, N.C. facility, which affected 290 employees. In 2001, the Company recorded a pretax charge of $881,000 ($546,000 after tax, or $0.05 per share) for severance and early retirement benefits related to a workforce reduction of approximately 100 employees at its Martinsville, Va. facility.
(2)	All share and per share data in the table reflect the effect of a two-for-one stock split distributed in the form of a stock dividend on January 30, 2004.
(3)	Net book value per share is derived by dividing (a) the sum of (i) “common stock held by ESOP” (for periods prior to 2002) and (ii) “shareholders’ equity” by (b) the number of common shares issued and outstanding, excluding unearned ESOP shares, all determined as of November 30, of each year.
(4)	In 2002, Hooker Furniture common stock began trading on the NASDAQ SmallCap Market. As a result, the Company is no longer obligated to repurchase shares from participants in the Company’s ESOP. Consequently, shares previously reflected in the Company’s balance sheets as “common stock held by ESOP” have been reclassified to “shareholders’ equity.”

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS

The following discussion should be read in conjunction with the Selected Financial Data and the Consolidated Financial Statements, including the related Notes, contained elsewhere in this Annual Report.

In December 2003, the Company’s Board of Directors approved a two-for-one stock split, which was distributed in the form of a 100% stock dividend on January 30, 2004, to shareholders of record as of January 9, 2004. All share and per share data presented in this report reflect the effect of the stock split.

Overview

Ranked by Furniture/Today as the 18th largest furniture manufacturer in North America based on 2002 sales, Hooker Furniture is a 79-year old producer and importer of wall and entertainment systems, home office, occasional, dining, bedroom and upholstered leather furniture with approximately 1,900 employees. The Company owns nine manufacturing facilities, a distribution center and a warehouse located in Virginia and North Carolina. Plant locations include Cherryville, Hickory, Pleasant Garden, Maiden, and Woodleaf, N.C. and Martinsville and Roanoke, Va. The Company’s principal customers are retailers of residential home furnishings, who are broadly dispersed in multiple locations throughout North America. The Company recognizes sales revenue when the risk of loss and title passes to the customer, generally at the time of shipment.

Over the three-year period ended November 30, 2003, the Company has operated in a sluggish economy impacted by low levels of consumer confidence. Additionally, the Company’s results of operations were affected in two opposing ways by lower-priced imported furniture products. First, the Company’s domestic wood furniture manufacturing operations have suffered from lower demand and significant declines in volume for its bedroom, home office and home entertainment products. These declines led to the downsizing of its Martinsville, Va. bedroom facility in 2001, the closing of its Kernersville facility in 2003 and continuing short work schedules at its manufacturing facilities over most of the 2001 to 2003 time period. Second, the Company’s imported wood furniture operations have experienced significant growth over this three-year period, with increased demand for its occasional, and dining furniture, designer sink cabinets and selective home office and home entertainment offerings. The Company’s entry into the container direct business has also fueled the dramatic growth of its import business. The Company’s Container Direct Program allows larger retailers to purchase full containers of imported product at attractive pricing with expedited delivery from the Company’s offshore suppliers directly to retailers.

Increased demand for imported wood furniture products coupled with a significant increase in purchases of imported inventory beginning in the second half of 2002 have fueled a significant growth in revenue that has outpaced the declines in demand for domestically produced wood furniture during the same time period. The Company has responded to increased demand for imported products by leasing additional warehousing and distribution capacity and increasing the selling and administrative effort to support the higher volumes.

In January 2003, the Company, through a wholly owned subsidiary, acquired substantially all of the assets of Cherryville, N.C.-based leather seating specialist Bradington-Young, LLC. The Company conducts the upholstery operation under the Bradington-Young name and specializes in upscale leather reclining chairs, executive desk chairs and motion and stationary upholstery products in the upper-medium to high-end price niches. The Company believes that Bradington-Young’s upholstery products complement its existing wood furniture product lines. During 2003, the Company merged its Hooker Furniture and Bradington-Young sales forces, thereby broadening the distribution network for upholstery products. Shipments of upholstery furniture products accounted for $44.2 million in net sales for the eleven-month period since the subsidiary was acquired.

Presently, the Company believes that the economic outlook is more positive than it has been since 2000, with improved consumer confidence poised to release the pent-up demand for furniture created by the growth in the housing industry over the last several years. The Company faces several major opportunities and challenges over the coming year:

•	Although demand for domestically produced wood furniture products stabilized during the fourth quarter, the Company will attempt to spark growth in sales for these products through fresh introductions of new products, aggressive marketing and value pricing.

•	The Company expects to see continued growth in its imported product lines and is developing plans to further improve its warehousing and distribution capabilities with the objectives of reducing costs and improving the delivery of product to retailers, particularly those located on the West Coast.

•	As a result of merging the Hooker Furniture and Bradington-Young sales forces in 2003, several hundred new retail accounts are now carrying the upholstery line. The Company believes that Bradington-Young is poised for strong growth in the future and expects to leverage this expanded distribution into higher sales of upholstered products during 2004.

•	The Company will work to reduce its selling and administrative expenses as a percentage of sales volume. As all publicly traded companies are addressing, additional financial and manpower resources are being allocated to the administrative task of complying with corporate governance mandates brought about by the Sarbanes-Oxley Act of 2002. Reducing selling and administrative expenses as a percentage of net sales will be a difficult challenge given the additional resources needed to comply with the Sarbanes-Oxley Act and the initiatives to continue growing the Company’s businesses.

Results of Operations

The following table sets forth the percentage relationship to net sales of certain items included in the statements of income:

	For the Years Ended November 30,
	2003	2002	2001
Net sales	100.0%	100.0%	100.0%
Cost of sales	73.4	72.3	76.8

Gross profit	26.6	27.7	23.2
Selling and administrative expenses	17.8	17.1	17.8
Restructuring and asset impairment charges	0.5		0.4

Operating income	8.3	10.6	5.0
Other income, net	0.1	0.2	0.6

Income before interest and income taxes	8.4	10.8	5.6
Interest expense	0.8	0.8	1.0

Income before income taxes	7.6	10.0	4.6
Income taxes	2.8	3.8	1.7

Net income	4.8%	6.2%	2.9%

2003 Compared to 2002

Net sales in 2003 increased $60.7 million, or 24.4%, to $309.0 million, from $248.3 million in 2002, establishing a new annual net sales record for the Company. Net sales increases in 2003 can be attributed to growth resulting from the Company’s January 2003 acquisition of Bradington-Young and growth in Hooker Furniture’s wood furniture operations. Net sales for the Company’s wood furniture operations increased $16.5 million, or 6.6%, to $264.8 million for 2003, compared with $248.3 million in 2002.

Shipments of imported products, including shipments under the Company’s Container Direct Program, increased $44.8 million, or 43.0%, to $148.7 million, compared with $103.9 million in 2002. Upholstery shipments accounted for $44.2 million in net sales for the eleven-month period since the operation was acquired. Shipments of the Company’s domestically produced wood furniture declined $28.3 million, or 19.6%, to $116.1 million from $144.4 million last year. Average selling prices for domestically produced wood furniture decreased during 2003 while the average selling prices for imported wood furniture products increased. Overall wood furniture average selling prices declined during 2003, primarily due to the larger proportion of lower-priced imported products shipped.

For 2003, the Company’s gross profit margin declined to 26.6%, from 27.7% in 2002. The decline in 2003 is principally attributed to lower margins on imported shipments resulting from higher inbound freight and other transit related costs. Margins also declined on domestically produced wood furniture. During 2003, the Company’s domestic wood furniture manufacturing operations continued to experience reductions in raw material costs as a percentage of sales volume compared to 2002. However, these improvements were more than offset by increased labor and overhead costs as a percentage of sales volume, resulting from inefficiencies created by reduced work schedules during 2003 and heavier sales discounting. As a percentage of net sales, imported products generally reflect higher gross profit margins than domestically produced wood furniture. However, imported products also carry a higher component of selling and administrative expenses than domestically produced wood furniture, primarily expenses related to product sourcing, warehousing, and distribution.

The gross profit margins for upholstery products manufactured by Bradington-Young have been comparable to the gross profit margins the Company achieves on its domestically produced wood furniture products, ranging typically from 20-25% of net sales.

The closing of the Kernersville facility and reductions in inventory levels, coupled with strong incoming orders for domestically produced wood furniture during the 2003 fourth quarter, enabled the Company to increase its work schedules beginning in January 2004, after working reduced schedules for all of 2003. The Company plans to work 35 hours per week with no additional downtime through the first quarter of 2004. As a result, the Company expects that its production capacity utilization will increase from just below 70% during the fourth quarter of 2003 to slightly over 85% in January and February 2004. The Company expects that it can continue operating its facilities at 85% of capacity as long as incoming order rates remain at these current levels. With the strides that the Company’s domestic production facilities have made in lowering materials costs, shortening delivery times and controlling labor and overhead costs in the fourth quarter of 2003, profitability should improve as the Company increases work schedules.

Selling and administrative expenses as a percentage of net sales for 2003 increased to 17.8%, compared to 17.1% in 2002. Selling and administrative expenses rose as a percentage of net sales in 2003 principally due to increased selling, warehousing and distribution costs to support higher volumes of imported products. As a result of increased demand for imported products, the Company responded by increasing both its warehousing and distribution capacity and its selling and administrative efforts to support the higher volumes. The dollar amounts of selling and administrative expenses increased $12.4 million during 2003, mainly due to the addition of selling and administrative expenses for Bradington-Young and the increased import-related costs mentioned previously.

During the fiscal fourth quarter of 2002, the Company began leasing, equipping and staffing an aggregate of 287,000 square feet of additional warehousing and distribution space, all of which was fully operational during 2003. During the fiscal first quarter of 2004, the Company relocated a portion of this additional warehousing capacity to a new, slightly smaller facility and expects to operate this leased warehousing space during most of 2004. The Company is developing plans to further improve its warehousing and distribution capabilities and expects that it will be able to renew or extend existing leases or find alternative facilities to meet its warehousing and distribution needs at a reasonable cost.

Profitability for 2003 was negatively impacted by $1.5 million pretax ($911,000 after tax, or $0.08 per share) in restructuring and asset impairment charges related to the August 2003 closing of the Company’s Kernersville, N.C. manufacturing facility. The restructuring and asset impairment charges originally consisted of $1.3 million in severance and related benefits paid to 290 terminated hourly and salaried employees and $200,000 in related asset impairment costs. Substantially all of the severance and related benefits were paid to terminated employees in the 2003 third quarter. This special charge (before taxes) reduced operating income by 0.5% of net sales for 2003. The Company estimates that it achieved a production cost savings of approximately $250,000 during the fourth quarter of 2003 and anticipates that it will save $1.0 to $1.4 million annually beginning in fiscal 2004 as a result of the plant closing.

During the fourth quarter of 2003, the Company sold the Kernersville plant and some of its equipment for an aggregate consideration of $1.1 million ($164,000 in cash and a $900,000 note receivable). The property had an aggregate carrying value of $827,000. The Company has moved the production of patterns and products manufactured at the Kernersville plant to other Company facilities.

In the 2003 fourth quarter, the Company (1) reduced its accrual for restructuring and asset impairment charges related to the closing of the Kernersville facility, principally as a result of lower than anticipated severance costs and (2) recorded a gain on the sale of the facility. Both of these adjustments were offset by higher than anticipated cash payments incurred to prepare the Kernersville facility for sale.

As a result of the items mentioned previously, operating income declined $567,000, to $25.8 million, or 8.3% of net sales, in 2003, compared to $26.3 million, or 10.6% of net sales, in 2002.

Other income, net decreased to $286,000 in 2003 from $560,000 in 2002. The decline resulted primarily from declines in interest income, due principally to lower levels of invested cash during 2003, and a loss of $139,000 on the termination of an interest rate swap agreement in connection with the prepayment of $15.0 million on one of the Company’s term loans (see Notes 7 and 8 to the Consolidated Financial Statements beginning at page F-1 of this report).

Interest expense increased $544,000, to $2,638,000, in 2003, from $2,094,000 in 2002. The increase in interest expense during the 2003 period is due to higher debt levels, principally resulting from debt incurred in the acquisition of Bradington-Young, partially offset by lower average interest rates on the Company’s borrowings.

The Company’s effective tax rate declined to 37.1% in 2003 from 37.9% in 2002, principally as a result of lower state income taxes.

Net income for 2003 decreased $681,000 to $14.7 million, or $1.28 per share, from $15.4 million, or $1.36 per share, in 2002. The restructuring charge discussed above reduced net income by $911,000 after tax ($1.5 million pretax) or $0.08 per share in 2003.

2002 Compared to 2001

Net sales in 2002 increased $27.1 million, or 12.2%, to $248.3 million from $221.3 million in 2001. Increased unit volume in imported product lines (primarily occasional, bedroom, casual dining and entertainment centers) and domestically produced home office furniture was partially offset by lower unit volume in domestically produced bedroom furniture, wall systems, and entertainment centers. Average selling prices were lower during the 2002 periods due to the mix of products shipped (primarily higher imported furniture shipments). In 2001, the Company experienced a downturn in shipments, reflecting the industry-wide downturn experienced during most of that year.

During 2002, net sales for imported product lines, including sales under the Container Direct Program, increased $35.0 million, or nearly 51%, to $103.9 million, representing almost 42% of the Company’s total net sales. While increased customer demand and the new Container Direct Program accounted for most of the increase in volume during 2002, the Company also increased significantly its purchases of imported product during the last half of the year. The increased level of purchases enabled the Company to ship a substantial portion of its backlog of orders for imported products. The Company believes that its ability to improve delivery of imported products to customers generated additional demand.

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

Selling and administrative expenses as a percentage of net sales decreased to 17.1% in 2002, compared to 17.8% in 2001 as a result of higher net sales in the 2002 period.

A restructuring charge and a special cash distribution to former ESOP participants also contributed to the decline in operating income in 2001. These expenses were related to the workforce reduction at the Martinsville facility on August 30, 2001. The restructuring charge consisted of $881,000, pretax, in severance and early retirement benefits paid to terminated employees. In addition, the Company recorded a $321,000 pretax expense related to a cash distribution, required by the terms of the ESOP, to terminated employees who requested distribution of their ESOP accounts in cash. The amount of the distribution was based on the fair market value, as determined by an independent appraisal, of the approximately 19,000 shares of common stock held in those employees’ ESOP accounts. These shares were reallocated to active ESOP participants. These combined, non-recurring charges reduced 2001 operating income by $1.2 million, or 0.5% of net sales.

As a result of the above, operating income increased $15.2 million, to $26.3 million, or 10.6% of net sales, in 2002, compared to $11.1 million, or 5.0% of net sales, in 2001.

Other income in 2002 declined to $560,000 from $1.2 million in 2001. The decline was due principally to lower rental income. During 2001, the Company received rental income for land and a building that was sold on May 31, 2001 and for a warehouse facility under a lease agreement that terminated in August 2001. In July 2002, the Company decided to reactivate that warehouse facility, located in Martinsville, Virginia. The facility reopened September 3, 2002, for warehousing certain domestically produced goods, making room for more imported products at the Company’s central distribution center. Consequently, the $1.7 million carrying value of the reactivated facility (stated at the lower of carrying value, or fair value net of estimated selling expenses) was reclassified from “assets held for sale” (included in “other assets” on the balance sheets) to “property, plant, and equipment.”

Interest expense decreased $46,000 during 2002 from 2001, as a result of lower debt levels. Interest expense approximated $2.1 million in each period.

The Company’s effective tax rate increased to 37.9% in 2002 from 35.8% in 2001. The lower tax rate in 2001 is primarily attributed to the applicability of lower federal tax brackets.

Net income in 2002 increased 136.4%, to $15.4 million, from $6.5 million in 2001. Earnings per share increased to $1.36 in 2002, compared with $0.56 in 2001. The restructuring charge and the cash distribution to former ESOP participants discussed above reduced 2001 net income by $745,000 after tax, or $0.06 per share.

Financial Condition, Liquidity and Capital Resources

As of November 30, 2003, assets totaled $167.1 million, increasing from $149.9 million at November 30, 2002, principally as a result of the acquisition of Bradington-Young. Shareholders’ equity at November 30, 2003 was $116.3 million, compared to $101.0 million at November 30, 2002. The Company’s long-term debt, including current maturities, was $30.8 million at November 30, 2003, increasing $6.1 million from $24.7 million at November 30, 2002. This increase is attributed to the bank debt incurred to acquire Bradington-Young. The Company prepaid $15.0 million of this debt in November 2003.

Working capital increased to $74.8 million as of November 30, 2003, from $71.4 million at the end of fiscal 2002, reflecting the combined effects of a $5.6 million increase in current assets partially offset by a $2.1 million increase in current liabilities. The increase in current assets includes increases of $12.5 million in cash, $3.8 million in trade accounts receivable, $1.7 million in other current assets partially offset by a decline in inventories of $12.5 million. The increase in current liabilities is due to increases in current maturities of long-term debt and trade accounts payable partially offset by a decline in accrued expenses.

During 2003, proceeds from borrowings ($77.3 million), cash generated from operations ($42.1 million), and proceeds from the sale of property ($92,000) provided cash for the acquisition of Bradington-Young ($22.1 million, net of cash acquired), the refinancing and repayment of long-term debt ($75.3 million, including the repayment of $4.1 million of debt assumed in the Bradington-Young acquisition), an increase in available cash and cash equivalents ($12.5 million), capital expenditures ($4.0 million), payments to terminate interest rate swap agreements ($3.2 million), and dividend payments ($2.5 million).

During 2002, cash generated from operations ($5.7 million), a decrease in available cash and cash equivalents ($5.6 million) and proceeds from borrowings ($3.0 million) funded capital expenditures ($6.1 million), repayments of long-term debt ($5.2 million), dividend payments ($1.9 million), and the purchase and retirement of common stock ($1.2 million).

Cash generated from operations of $42.1 million during 2003 increased $36.4 million from $5.7 million in 2002. The increase was due to higher payments received from customers, partially offset by higher payments to suppliers and employees and higher income tax and interest payments. Cash received from customers increased $66.8 million as a result of the addition of Bradington-Young sales since January 2003 and higher wood furniture sales. Payments to suppliers and employees increased $26.4 million, principally to fund the production of upholstery products and the operating costs of Bradington-Young since January 2003, increased purchases of imported wood furniture products, and higher selling and administrative expenses, partially offset by reduced cash requirements to support lower domestic wood furniture production levels. Tax payments increased $3.5 million principally due to the timing of required payments in each respective period. Interest payments, net, increased $480,000 reflecting the higher average debt level to fund the acquisition of Bradington-Young partially offset by the effect of lower average interest rates.

Investing activities consumed $26.0 million during 2003 compared to $6.1 million in 2002. The Company purchased Bradington-Young for cash payments totaling $22.1 million (net of cash acquired) in 2003. Purchases of plant, equipment, and other assets to maintain and enhance the Company’s facilities and business operating systems declined $2.1 million, to $4.0 million in 2003, compared to $6.1 million in 2002. As a result of lower demand for domestic wood furniture and the transfer of certain production equipment from the Kernersville, N.C. facility, which the Company closed in August 2003, to its other wood furniture manufacturing facilities, the Company’s capital expenditures in 2003 for production equipment were lower than in 2002.

The Company used cash of $3.6 million in financing activities in 2003, compared to $5.2 million in 2002. During the 2003 period, the Company borrowed (i) $42.8 million under new term loan agreements ($18.3 million under “Term Loan A” and $24.5 million under “Term Loan B”) to complete the refinancing of its long-term debt in April 2003, (ii) $26.7 million to fund the purchase of Bradington-Young and to repay debt assumed in the acquisition, and (iii) $7.8 million under its revolving credit line to fund other operating, investing, and financing cash flow activities. Also during 2003, the Company repaid (i) $17.8 million under its existing “Term Loan 1” and $25.0 million of the bank debt used to acquire Bradington-Young, primarily in connection with refinancing its long-term debt, (ii) $10.0 million under its revolving credit line, (iii) $4.1 million of debt assumed in the Bradington-Young acquisition and (iv) $18.4 million under Term Loans A and B (including a prepayment of $15.0 million on Term Loan B in November 2003). The Company also paid $3.2 million to terminate interest rate swap agreements and paid dividends of $2.5 million during 2003.

During 2002, the Company used cash in financing activities to repay $2.2 million, net of long-term debt, pay dividends of $1.9 million, repurchase approximately 120,900 shares of common stock from ESOP participants at a total cost of $1.1 million, or $8.98 per share, as required by the terms of the ESOP, and repurchase approximately 12,140 shares of common stock at a total cost of $83,000, or $6.81 per share, under the common stock repurchase program authorized by the Board of Directors in 2001.

In February 2003, the Company, in connection with the refinancing of its bank debt, terminated an interest rate swap agreement that in effect provided a fixed interest rate of approximately 7.4% on Term Loan 1 and entered into a new interest rate swap agreement. The new agreement is on substantially the same terms as the terminated agreement, except that it in effect provides for a fixed interest rate of 4.1% through 2010 on Term Loan A. The Company’s $3.0 million payment to terminate the swap agreement is being amortized as interest expense over the remaining repayment period for Term Loan A, resulting in an effective fixed interest rate of approximately 7.4% on Term Loan A.

Also in February 2003, the Company entered into a new interest rate swap agreement that in effect provided a fixed interest rate of 4.0% through 2008 on Term Loan B. The Company is accounting for the new interest rate swap agreements for Term Loans A and B as cash flow hedges.

In November 2003, the Company prepaid $15.0 million on Term Loan B. In connection with the prepayment on Term Loan B, the Company terminated the related interest rate swap agreement. The Company incurred a loss of $204,000 to terminate the swap agreement of which $139,000 was charged against “other income, net” in the statement of income. The balance of the termination payment is being amortized over the remaining repayment period for Term Loan B.

The aggregate fair market value of the Company’s swap agreements decreases when interest rates decline and increases when interest rates rise. Interest rates declined during 2002 and 2001 but remained relatively constant during 2003. The decrease in the aggregate fair market value of the effective portion of the agreements of $1.9 million after tax ($3.0 million pretax) as of November 30, 2003, and $1.9 million after tax ($3.1 million pretax) as of November 30, 2002, is reflected under the caption “accumulated other comprehensive loss” in the balance sheets. The Company also recognized additional interest expense of $44,000 in 2003, $170,000 in 2002 and $109,000 in 2001, for the ineffective portion of the swap agreements’ aggregate decrease in value. Approximately $1.3 million of the aggregate decrease in fair market value of the agreements is expected to be reclassified into earnings during the next 12 months as a component of the interest expense that will accrue on the debt.

The credit facility for the Company’s revolving credit line and Term Loans A and B contains, among other things, financial covenants as to minimum tangible net worth, debt service coverage, the ratio of funded debt to earnings before interest, taxes, depreciation, and amortization, and maximum capital expenditures. The Company was in compliance with these covenants as of November 30, 2003.

As of November 30, 2003, the Company had $13.7 million available under its revolving credit line to fund working capital needs, and $26.2 million available under additional committed and uncommitted lines of credit, to support the issuance of letters of credit. The Company believes it has the financial resources (including available cash, expected cash flow from operations, and lines of credit) needed to meet business requirements for the foreseeable future, including capital expenditures, working capital, purchases under the stock repurchase program, and dividends on the Company’s common stock. Cash flow from operations is highly dependent on order rates and the Company’s operating performance. The Company expects to spend $3.0 to $4.0 million in capital expenditures during fiscal 2004 to maintain and enhance its facilities and operating systems.

In December 2003, the Company’s Board of Directors approved a two-for-one stock split, which was distributed in the form of a 100% stock dividend on January 30, 2004, to shareholders of record as of January 9, 2004. Additionally, the Board declared an increased cash dividend of $0.06 per share (after giving effect to the stock split), payable on February 27, 2004, to shareholders of record February 13, 2004.

At the March 28, 2003 meeting of shareholders, an amendment to the Company’s articles of incorporation was approved to increase the number of authorized shares of the Company’s common stock from 10 million to 20 million shares.

In 2001, the Company’s Board of Directors authorized the repurchase of up to an aggregate $5.2 million of the Company’s common stock. Repurchases may be made from time to time in the open market, or in privately negotiated transactions, at prevailing market prices that the Company deems appropriate. No shares of common stock were purchased by the Company during 2003. Through November 30, 2002, the Company had repurchased approximately 584,000 shares at a total cost of $2.5 million or an average of $4.29 per share. Based on the market value of the common stock as of November 30, 2003, the remaining $2.7 million of the authorization would allow the Company to repurchase approximately 0.9% of the 14.5 million shares outstanding, or 1.2% of the Company’s outstanding shares excluding the 4.2 million shares held by the ESOP.

Commitments and Contractual Obligations

As of November 30, 2003, the Company’s commitments and contractual obligations were as follows:

	Payments Due by Period (In thousands)
	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years	Total
Long-term debt	$8,671	$11,154	$5,102	$5,910	$30,837
Operating leases	1,871	1,902	564		4,337

Total contractual cash obligations	$10,542	$13,056	$5,666	$5,910	$35,174

Acquisition

The Company, through a wholly owned subsidiary, acquired substantially all of the assets of Cherryville, N.C.-based leather seating specialist Bradington-Young, LLC, on January 2, 2003. The results of Bradington-Young’s operations have been included in the consolidated financial statements since that date. The Company acquired the Bradington-Young operation for an aggregate purchase price of $29.3 million, consisting of $22.1 million in cash (net of cash acquired), $6.8 million in assumed liabilities and acquisition-related fees of $457,000. The acquisition was financed principally with $25.0 million in bank debt. See “Note 7 – Long-Term Debt” to the Consolidated Financial Statements beginning on page F-1 of this report.

Outlook

The Company finished 2003 with strong momentum. Across all Company operations – imported and domestic wood furniture and Bradington-Young upholstery, incoming order rates for the fourth quarter were the strongest of any quarterly period in 2003. The pace of imported wood furniture sales growth slowed in the 2003 fourth quarter compared to the year-earlier quarter, primarily due to reduced inventory levels of imported products. The Company had slowed its ordering at mid-year to reduce imported product inventory levels. As a result, the Company did not have enough inventory to immediately capitalize on the strong incoming order rates for imports during the second half of 2003. Consequently, the Company’s backlog of orders for imported products grew. The Company expects inventory availability to begin improving late in the first quarter of fiscal 2004 and consequently expects finished goods inventory levels to increase $10.0 - $15.0 million by May or June 2004.

The Company expects that its net sales for the first quarter of 2004 will increase by zero to three percent compared to the first quarter of 2003. Wood furniture shipments for the 2004 first quarter are expected to be hampered by the availability of imported furniture products as mentioned above. Sales volume in last year’s first quarter benefited from a better inventory position. Upholstery shipments are expected to range from $12.0-$14.0 million in the 2004 fiscal first quarter, reflecting an additional month of operations compared to the 2003 first quarter. The upholstery operation was acquired at the beginning of January 2003.

With the Company’s wood furniture production facilities scheduled to operate on 35-hour per week work schedules in January and February and with the strides that those facilities have made in lowering materials costs, shortening delivery times and controlling labor and overhead costs, profitability should improve for domestic wood furniture operations.

Environmental Matters

Hooker Furniture Corporation is committed to protecting the environment as evidenced by its products and its manufacturing operations. The Company’s manufacturing sites generate hazardous and non-hazardous wastes, the treatment, storage, transportation and disposal of which are subject to various local, state and national laws relating to protecting the environment. The Company is in various stages of investigation, remediation or monitoring of alleged or acknowledged contamination at current or former manufacturing sites for groundwater and soil contamination and visible air emissions, none of which the Company deems material to its results of operations or financial position. The Company’s policy is to record environmental liabilities when losses are probable and can be reasonably estimated. The costs associated with the Company’s environmental responsibilities, compliance with federal, state and local laws regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, have not had and, in the opinion of management, will not have a material effect on the Company’s financial position, results of operations, capital expenditures, or competitive position.

Critical Accounting Policies and Estimates

The Company’s significant accounting policies are more fully described in “Note 1 – Summary of Significant Accounting Policies” to the Consolidated Financial Statements beginning at page F-1 in this report. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying financial statements and related notes. In preparing these financial statements, management has made its best estimates and judgments of certain amounts included in the financial statements, giving due consideration to materiality. The Company does not believe there is a great likelihood that materially different amounts would be reported related to the accounting policies described below; however, application of these accounting policies involves the exercise of judgment and the use of assumptions as to future uncertainties and as a result, actual results could differ from these estimates.

The Company evaluates the adequacy of its allowance for doubtful accounts at the end of each quarter. In performing this evaluation, the Company analyzes the payment history of its significant past due accounts, subsequent cash collections on these accounts and comparative accounts receivable aging statistics. Based on this information, along with consideration of the general strength of the economy, the Company develops what it considers to be a reasonable estimate of the uncollectible amounts included in accounts receivable. This estimate involves significant judgment by the management of the Company. Actual uncollectible amounts may differ from the Company’s estimate.

The Company values its inventories at the lower of cost (using the last-in, first-out (LIFO) method) or market. The Company evaluates its inventory for excess or slow moving items based on recent and projected sales and order patterns. The Company establishes an allowance for those items when the estimated market or net sales value is lower than their recorded cost. This estimate involves significant judgment by management and actual values may differ from the Company’s estimate.

Long-lived assets, such as property, plant and equipment, are evaluated for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through the estimated undiscounted future cash flows from the use of those assets. When any such impairment exists, the related assets are written down to fair value. Long-lived assets to be disposed of by sale are measured at the lower of their carrying amount or fair value less cost to sell, are no longer depreciated and are reported separately as assets held for sale in the balance sheets.

Accounting Pronouncements

In June 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”). This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”. This statement requires that a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. This statement also establishes that fair value is the objective for initial measurement of the liability. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002. The Company adopted SFAS 146 effective January 1, 2003. The adoption of SFAS 146 had no impact on the timing of the recognition of costs and liabilities incurred in connection with the closing of the Company’s Kernersville facility. See “Note 11 – Restructuring Charges and Assets Held For Sale” to the Consolidated Financial Statements beginning on page F-1 in this report.

In November 2002, the FASB issued FASB Interpretation 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 elaborates on the disclosures to be made by a guarantor about its obligations under certain guarantees that it has issued. FIN 45 also requires that upon issuance of certain guarantees, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee. Product warranties, guarantees of contingent consideration in a business combination and guarantees issued between parents and their subsidiaries are subject to the disclosure requirements of FIN 45, but are not subject to the provisions for initial recognition and measurement. The disclosure requirements of FIN 45 are effective for interim or annual periods ending after December 15, 2002. The initial recognition and measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The adoption of this interpretation did not have an impact on the Company’s financial statements.

In December 2003, the FASB issued FASB Interpretation 46, “Consolidation of Variable Interest Entities” (“FIN 46”). FIN 46 clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. A variable interest entity is required to be consolidated by the company that has a majority of the exposure to expected losses of the variable interest entity. FIN 46 is effective immediately for variable interest entities created after January 31, 2003. For variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003, FIN 46 applies in the first fiscal year or interim period beginning after December 15, 2003. The adoption of FIN 46 has not had and the Company believes that the prospective provisions of FIN 46 will not have an impact on its financial statements.

In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS 149”). SFAS 149 was issued to amend and clarify financial accounting and reporting for derivative instruments and hedging activities under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities.”

Specifically, SFAS 149 clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative and when a derivative contains a financing component. Additionally, SFAS 149 amends the definition of an “underlying” to conform to the definition used in FIN 45 and amends certain other existing pronouncements. SFAS 149 is effective for contracts entered into or modified subsequent to June 30, 2003, and hedging relationships designated subsequent to June 30, 2003. The provisions of this standard have been applied prospectively by the Company from that date. The adoption of SFAS 149 did not have an impact on the Company’s financial statements.

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

The Company’s obligations under its lines of credit, industrial revenue bonds and term loans, all bear interest at variable rates. The Company’s outstanding debt (including current maturities) as of November 30, 2003, amounted to $6.4 million under the industrial revenue bonds, $17.4 million under Term Loan A and $7.1 million under Term Loan B. As of November 30, 2003, no balance was outstanding under the Company’s revolving credit line. The Company has entered into interest rate swap agreements that, in effect, fix the rate of interest on the industrial revenue bonds at 4.7% through 2006 and Term Loan A at 4.1% through 2010. A fluctuation in market interest rates of one percentage point (or 100 basis points) would not have a material impact on the Company’s results of operations or financial condition.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements listed in Item 15(a) of this report are incorporated herein by reference and are filed as a part of this report.

EBIT and EBITDA Information

Set forth below is the Company’s income before interest and taxes, or EBIT, and income before interest, taxes, depreciation and amortization, or EBITDA, for each of the last five fiscal years ended November 30, 2003. This information has been derived from the Company’s Consolidated Financial Statements. For each period presented, EBIT and EBITDA have been reconciled to the Company’s net income. The Company provides these non-GAAP financial measures because it believes they are widely accepted financial indicators of the Company’s performance. This information should be read in conjunction with the Consolidated Financial Statements, including the related Notes, and Management’s Discussion and Analysis included elsewhere in this annual report on Form 10-K for the year ended November 30, 2003.

	For the Years Ended November 30,
	2003	2002	2001	2000	1999
Net income	$14,710	$15,391	$6,510	$14,914	$14,295
Income taxes	8,690	9,394	3,640	7,995	8,881
Interest expense	2,638	2,094	2,140	830	647

Income before interest and income taxes	26,038	26,879	12,290	23,739	23,823
Depreciation and amortization	8,724	8,103	7,592	6,689	4,988

Income before interest, income taxes, depreciation and amortization	$34,762	$34,982	$19,882	$30,428	$28,811

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None (the disclosure called for by this Item has been previously disclosed in the Company’s Proxy Statement, dated February 28, 2003, for its Annual Meeting of Shareholders held March 28, 2003).

ITEM 9A.	CONTROLS AND PROCEDURES

The Company’s management and KPMG LLP (“KPMG”), the Company’s independent auditors, advised the Company’s Audit Committee that during the course of the fiscal 2003 audit, material weaknesses in internal controls were noted relating to lack of documented second review and approval of certain recorded transactions for financial reporting purposes and segregation of duties and formal documentation process for lumber purchasing.

Management and KPMG LLP also advised the Audit Committee of significant deficiencies with respect to certain other matters, principally relating to documentation of processes and responsibilities. In some cases, the identified weaknesses or deficiencies could also constitute deficiencies in the Company’s disclosure controls and procedures.

The Company’s principal executive officer and principal financial officer believe that the procedures followed by the Company provide reasonable assurance that the identified weaknesses and deficiencies did not lead to material misstatements in the Company’s audited consolidated financial statements included in this report on Form 10-K. However, the Company recognizes the need for additional documentation of processes and, in some cases, enhanced procedures, and has since corrected the material weaknesses in internal controls and initiated corrective measures to address the significant deficiencies.

Consequently, taking into account the issues and corrective measures discussed above, based on their review as of the end of November 30, 2003, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure and are effective to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Except for the corrective measures referred to above, there have been no other changes in the Company’s internal control over financial reporting during the quarter ended November 30, 2003, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part III

In accordance with General Instruction G (3) of Form 10-K, the information called for by Items 10, 11, 12, 13 and 14 of Part III is incorporated by reference to the Company’s definitive Proxy Statement for its Annual Meeting of Shareholders scheduled to be held March 30, 2004, except for:

•	information concerning the executive officers of the Company, which is included in Part I of this report under the caption “Executive Officers of Hooker Furniture Corporation,” and

•	a copy of the Company’s Code of Business Conduct and Ethics, which is available on the Company’s Website at www.hookerfurniture.com.

Part IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)	Documents filed as part of this report on Form 10-K:

(1)	The following financial statements are included in this report on Form 10-K:

Independent Auditors’ Reports

Consolidated Balance Sheets as of November 30, 2003 and 2002

Consolidated Statements of Income for each of the three fiscal years in the three-year period ended November 30, 2003

Consolidated Statements of Cash Flows for each of the three fiscal years in the three-year period ended November 30, 2003

Consolidated Statements of Shareholders’ Equity for each of the three fiscal years in the three-year period ended November 30, 2003

Notes to Consolidated Financial Statements

(2)	Financial Statement Schedules:

Financial Statement Schedules have been omitted because the information required has been separately disclosed in the consolidated financial statements or related notes.

(b)	The following reports on Form 8-K were furnished by the registrant to the SEC during the last quarter covered by this report:

Form 8-K, dated September 30, 2003 and furnished to the SEC on October 1, 2003, reporting its results of operations for the fiscal quarter ended August 31, 2003

(c)	Exhibits:

3.1

Amended and Restated Articles of Incorporation of the Company, as amended March 28, 2003 (incorporated by reference to Exhibit 3.1 of the Company’s Form 10-Q (SEC File No. 000-25349) for the fiscal quarter ended February 28, 2003)

3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form 10 (SEC File No. 000-25349))

4.1	Amended and Restated Articles of Incorporation of the Company (See Exhibit 3.1)

4.2	Amended and Restated Bylaws of the Company (See Exhibit 3.3)

4.3

Credit Agreement, dated April 30, 2003, between Bank of America, N.A., and the Company (incorporated by reference to Exhibit 4.1 of the Company’s Form 10-Q (SEC File No. 000-25349) for the fiscal quarter ending May 31, 2003)

Pursuant to Regulation S-K, Item 601(b)(4)(iii), instruments evidencing long-term debt less than 10% of the Company’s total assets have been omitted and will be furnished to the Securities and Exchange Commission upon request.

10.1	Form of Salary Continuation Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form 10 (SEC File No. 000-25349)) **

10.2	Form of Split Dollar Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form 10 (SEC File No. 000-25349)) **

10.3(a)

Commitment Letter renewing the BB&T Credit Line and related Promissory Note, each dated April 19, 2002, between Branch Banking & Trust Company of Virginia and the Company (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q (SEC File No. 000-25349) for the fiscal quarter ended May 31, 2002)

10.3(b)

Commitment Letter renewing and increasing the BB&T Credit Line and related Promissory Note, each dated July 3, 2002, between Branch Banking & Trust Company of Virginia and the Company (incorporated by reference to Exhibit 10.2 of the Company’s Form 10-Q (SEC File No. 000-25349) for the fiscal quarter ended May 31, 2002)

10.4

Letter Agreement, dated April 30, 2003, between Branch Banking and Trust Company of Virginia and the Company (incorporated by reference to Exhibit 10.3 of the Company’s Form 10-Q (SEC File No. 000-25349) for the fiscal quarter ended May 31, 2003)

10.5(a)	SunTrust Term Loan, dated September 18, 2000, between the Company and SunTrust Bank (including related Term Note and Negative Pledge Agreement) (See Exhibit 4.4(a))

10.5(b)

Loan Modification Agreement, dated as of December 31, 2002, with respect to the SunTrust Term Loan, between the Company and SunTrust Bank (including related Renewal Term Note dated January 2, 2003) (See Exhibit 4.4(b))

10.5(c)	Second Loan Modification Agreement, dated as of March 31, 2003, with respect to the SunTrust Term Loan, between the Company and SunTrust Bank (See Exhibit 4.4(c))

10.6

Credit Agreement, dated September 18, 2000, between the Company and the Hooker Furniture Corporation Employee Stock Ownership Plan Trust (including related Non-Recourse Promissory Note and Stock Pledge Agreement) (incorporated by reference to Exhibit 10.7 of the Company’s Form 10-K (SEC File No. 000-25349) for the fiscal year ended November 30, 2000)

10.7	Credit Agreement, dated April 30, 2003, between Bank of America, N.A., and the Company (See Exhibit 4.5)

10.8	Amended, Restated and Substituted Promissory Note, dated April 2, 2003, between Bank of America, N.A., and the Company (See Exhibit 4.6)

10.9	Lease, dated November 1, 2002, between International Home Furnishings Center and the Company (incorporated by reference to Exhibit 10.7 of the Company’s Form 10-K (SEC File No. 000-25349) for the fiscal year ended November 30, 2002)

10.10(a)	Lease, dated March 14, 1994, between Fred B. Caffey (the “Caffey Lease”) and the Company (incorporated by reference to Exhibit 10.1 of the Company’s Registration Statement on Form 10 (SEC File No. 000-25349))

10.10(b)	Addendum, dated October 26, 2002, to the Caffey Lease (incorporated by reference to Exhibit 10.9 of the Company’s Form 10-K (SEC File No. 000-25349) for the fiscal year ended November 30, 2002)

10.10(c)	Addendum, dated September 12, 2003, to the Caffey Lease*

10.11	Sublease, dated January 29, 2003, between Pulaski Furniture Corporation and the Company (incorporated by reference to Exhibit 10.10 of the Company’s Form 10-K (SEC File No. 000-25349) for the fiscal year ended November 30, 2002)

10.12	Amendment Number 1, dated March 20, 2003, to the Sublease between Pulaski Furniture Corporation and the Company (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q (SEC File No. 000-25349) for the fiscal quarter ended May 31, 2003)

10.13	Lease, dated September 2, 2003, between Commonwealth Boulevard Associates, LLC and the Company (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q (SEC File No. 000-25349) for the fiscal quarter ended August 31, 2003)

10.14	Lease, dated September 26, 2003, between Frith Construction Company, Inc. and the Company *

21	List of Subsidiaries:

Bradington-Young, LLC, a Virginia limited liability company Triwood, Inc., a Virginia corporation

31.1	Rule 13a-14(a) Certification of the Company’s principal executive officer*

31.2	Rule 13a-14(a) Certification of the Company’s principal financial officer*

32.1	Rule 13a-14(b) Certification of the Company’s principal executive officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Rule 13a-14(b) Certification of the Company’s principal financial officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith
**	Management contract or compensatory plan

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOOKER FURNITURE CORPORATION

February 20, 2004	/s/ Paul B. Toms, Jr.
Paul B. Toms, Jr. Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Paul B. Toms, Jr. Paul B. Toms, Jr.	Chairman, Chief Executive Officer and Director (Principal Executive Officer)	February 20, 2004

/s/ Douglas C. Williams Douglas C. Williams	President, Chief Operating Officer and Director	February 20, 2004

/s/ E. Larry Ryder E. Larry Ryder	Executive Vice President - Finance and Administration (Principal Financial Officer)	February 20, 2004

/s/ R. Gary Armbrister R. Gary Armbrister	Chief Accounting Officer (Principal Accounting Officer)	February 20, 2004

/s/ J. Clyde Hooker, Jr. J. Clyde Hooker, Jr.	Director and Chairman Emeritus	February 20, 2004

/s/ W. Christopher Beeler, Jr. W. Christopher Beeler, Jr.	Director	February 20, 2004

/s/ Alan D. Cole Alan D. Cole	Director	February 20, 2004

/s/ John L. Gregory, III John L. Gregory, III	Director	February 20, 2004

/s/ Irving M. Groves, Jr. Irving M. Groves, Jr.	Director	February 20, 2004

/s/ A. Frank Hooker, Jr. A. Frank Hooker, Jr.	Director	February 20, 2004

/s/ Robert A. Taylor Robert A. Taylor	Director	February 20, 2004

/s/ L. Dudley Walker L. Dudley Walker	Director	February 20, 2004

HOOKER FURNITURE CORPORATION AND SUBSIDIARIES

INDEPENDENT AUDITORS’ REPORT

The Board of Directors and Shareholders of

Hooker Furniture Corporation

We have audited the accompanying consolidated balance sheet of Hooker Furniture Corporation and subsidiaries as of November 30, 2003, and the related consolidated statements of income, shareholders’ equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2003 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hooker Furniture Corporation and subsidiaries as of November 30, 2003, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Greensboro, North Carolina

December 19, 2003

INDEPENDENT AUDITORS’ REPORT

To the Shareholders of

Hooker Furniture Corporation and Subsidiary

Martinsville, Virginia

We have audited the accompanying consolidated balance sheet of Hooker Furniture Corporation and subsidiary as of November 30, 2002 and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the two years in the period ended November 30, 2002. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hooker Furniture Corporation and subsidiary at November 30, 2002, and the results of their operations and their cash flows for each of the two years in the period ended November 30, 2002, in conformity with accounting principles generally accepted in the United States of America.

Richmond, Virginia

December 13, 2002, except for Note 12, presented in the 2002 Annual Report, which is as of January 2, 2003 and Note 17 which is as of December 19, 2003

HOOKER FURNITURE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

As of November 30,	2003	2002
Assets
Current assets
Cash and cash equivalents	$14,859	$2,316
Trade accounts receivable, less allowance for doubtful accounts of $991 and $800 on each date	37,601	33,771
Inventories	42,442	54,959
Prepaid expenses and other current assets	3,924	2,225

Total current assets	98,826	93,271
Property, plant and equipment, net	53,582	49,577
Goodwill and intangible assets	7,336
Other assets	7,355	7,033

Total assets	$167,099	$149,881

Liabilities and Shareholders’ Equity
Current liabilities
Trade accounts payable	$6,945	$5,427
Accrued salaries, wages and benefits	5,476	6,022
Accrued income taxes	308	3,169
Other accrued expenses	2,612	4,372
Current maturities of long-term debt	8,671	2,905

Total current liabilities	24,012	21,895
Long-term debt, excluding current maturities	22,166	21,798
Deferred compensation	3,094	3,030
Other long-term liabilities	1,563	2,114

Total liabilities	50,835	48,837

Shareholders’ equity
Common stock, no par value, 20,000 and 10,000 shares authorized, 14,475 shares issued and outstanding on each date	4,609	3,025
Unearned ESOP shares, 2,870 and 3,082 shares on each date	(17,935)	(19,261)
Retained earnings	131,468	119,213
Accumulated other comprehensive loss	(1,878)	(1,933)

Total shareholders’ equity	116,264	101,044

Total liabilities and shareholders’ equity	$167,099	$149,881

See accompanying Notes to Consolidated Financial Statements.

HOOKER FURNITURE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

For The Year Ended November 30,	2003	2002	2001
Net sales	$309,005	$248,346	$221,289
Cost of sales	226,880	179,558	170,008

Gross profit	82,125	68,788	51,281
Selling and administrative expenses	54,903	42,469	39,323
Restructuring and asset impairment charges	1,470		881

Operating income	25,752	26,319	11,077
Other income, net	286	560	1,213

Income before interest and income taxes	26,038	26,879	12,290
Interest expense	2,638	2,094	2,140

Income before income taxes	23,400	24,785	10,150
Income taxes	8,690	9,394	3,640

Net income	$14,710	$15,391	$6,510

Earnings per share:
Basic and diluted	$1.28	$1.36	$0.56

Weighted average shares outstanding	11,474	11,285	11,619

See accompanying Notes to Consolidated Financial Statements.

HOOKER FURNITURE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

For The Year Ended November 30,	2003	2002	2001
Cash flows from operating activities:
Cash received from customers	$311,169	$244,376	$223,845
Cash paid to suppliers and employees	(257,427)	(230,982)	(197,110)
Income taxes paid, net	(9,436)	(5,980)	(4,484)
Interest paid, net	(2,199)	(1,719)	(1,791)

Net cash provided by operating activities	42,107	5,695	20,460

Cash flows from investing activities:
Purchase of property, plant and equipment	(3,974)	(6,082)	(8,797)
Acquisition of Bradington-Young, net of cash acquired	(22,083)
Proceeds from the sale of property and equipment	92	18	2,779

Net cash used in investing activities	(25,965)	(6,064)	(6,018)

Cash flows from financing activities:
Proceeds from long-term debt	77,319	3,000	2,500
Payments on long-term debt (including $4.1 million assumed in the acquisition of Bradington-Young)	(75,258)	(5,208)	(5,089)
Payments to terminate certain interest rate swap agreements	(3,205)
Cash dividends paid	(2,455)	(1,866)	(2,259)
Purchase and retirement of common stock		(1,167)	(2,911)

Net cash used in financing activities	(3,599)	(5,241)	(7,759)

Net increase (decrease) in cash and cash equivalents	12,543	(5,610)	6,683
Cash and cash equivalents at beginning of year	2,316	7,926	1,243

Cash and cash equivalents at end of year	$14,859	$2,316	$7,926

Reconciliation of net income to net cash provided by operating activities:
Net income	$14,710	$15,391	$6,510
Depreciation and amortization	8,724	8,103	7,592
Non-cash ESOP cost	2,910	1,794	1,514
Provision for doubtful accounts	1,148	961	711
Restructuring and asset impairment charges	1,470		881
Deferred income taxes	2,300	(634)	(295)
Gain on disposal of property and equipment	(85)	(5)	(59)
Changes in assets and liabilities, net of effect from acquisition:
Trade accounts receivables	584	(5,302)	878
Inventories	18,641	(21,437)	9,263
Prepaid expenses and other current assets	(1,250)	(267)	(2,496)
Trade accounts payable	(448)	1,339	(1,318)
Accrued salaries, wages and benefits	(2,596)	1,233	(2,562)
Accrued income taxes	(2,861)	3,169
Other accrued expenses	(1,704)	601	(452)
Other long-term liabilities	564	749	293

Net cash provided by operating activities	$42,107	$5,695	$20,460

See accompanying Notes to Consolidated Financial Statements.

HOOKER FURNITURE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands, except per share data)

	Common Stock		Unearned ESOP Shares	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
For Each of The Three Years Ended November 30, 2003	Shares	Amount
Balance at November 30, 2000	15,235	$2,605	$(22,009)	$94,963		$75,559

Net income				6,510		6,510
Change in unrealized loss on interest rate swap					$(1,687)	(1,687)

Total comprehensive income						4,823

Cash dividends ($0.18 per share)				(2,259)		(2,259)
Purchase and retirement of common stock	(627)	(114)		(2,797)		(2,911)
ESOP cost		298	1,216			1,514
Decrease in fair value of shares held by ESOP				1,015		1,015

Balance at November 30, 2001	14,608	2,789	(20,793)	97,432	(1,687)	77,741

Net income				15,391		15,391
Change in unrealized loss on interest rate swap					(246)	(246)

Total comprehensive income						15,145

Cash dividends ($0.19 per share)				(1,866)		(1,866)
Purchase and retirement of common stock	(133)	(26)		(1,141)		(1,167)
ESOP cost		262	1,532			1,794
Reclassification of shares held by ESOP to retained earnings				9,397		9,397

Balance at November 30, 2002	14,475	3,025	(19,261)	119,213	(1,933)	101,044

Net income				14,710		14,710
Change in unrealized loss on interest rate swap					55	55

Total comprehensive income						14,765

Cash dividends ($0.22 per share)				(2,455)		(2,455)
ESOP cost		1,584	1,326			2,910

Balance at November 30, 2003	14,475	$4,609	$(17,935)	$131,468	$(1,878)	$116,264

See accompanying Notes to Consolidated Financial Statements.

HOOKER FURNITURE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in tables, except per share amounts, in thousands unless otherwise indicated)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Hooker Furniture Corporation and subsidiaries (the Company) manufactures and imports residential wood and upholstered household furniture for sale to wholesale and retail merchandisers located principally in North America.

Consolidation

The consolidated financial statements include the accounts of Hooker Furniture Corporation and its wholly owned subsidiaries, Triwood, Inc. and Bradington-Young, LLC. All material intercompany accounts and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

The Company invests temporarily unused cash balances in liquid investments with maturities of three months or less when purchased. Cash equivalents are stated at cost plus accrued interest, which approximates market.

Trade Accounts Receivable

Substantially all of the Company’s trade accounts receivable are due from retailers in the residential home furnishings market, which consists of a large number of entities with a broad geographical dispersion. The Company continually performs credit evaluations of its customers and generally does not require collateral. The Company’s upholstery subsidiary factors substantially all of its receivables on a non-recourse basis. Accounts receivable are reported net of allowance for doubtful accounts. The activity in the allowance for doubtful accounts was:

	For The Years Ended November 30,
	2003	2002	2001
Balance at beginning of year	$800	$650	$610
Allowance for doubtful accounts acquired in the purchase of Bradington-Young	42
Non-cash charges to cost and expenses	1,148	961	711
Less uncollectible receivables written off, net of recoveries	(999)	(811)	(671)

Balance at end of year	$991	$800	$650

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

Software Costs

Certain costs incurred in connection with developing or obtaining computer software for internal use that has a useful life of greater than one year are capitalized. These costs are amortized over five years or less. The Company capitalized software costs of $1.8 million in 2003, $2.7 million in 2002 and $3.5 million in 2001. Additionally, the Company acquired software valued at $1.8 million in the Bradington-Young acquisition in January 2003. The unamortized balance of software costs was $6.1 million as of November 30, 2003 and $5.9 million as of November 30, 2002. Software amortization expense was $3.4 million in 2003, $3.2 million in 2002 and $2.7 million in 2001.

Income Taxes

Deferred income taxes reflect the future tax consequences of differences between the book and income tax bases of assets and liabilities using enacted tax rates in effect in the years in which those differences are expected to reverse.

HOOKER FURNITURE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Dollar amounts in tables, except per share amounts, in thousands unless otherwise indicated)

Derivative Instruments and Hedging Activities

The Company uses interest rate swap agreements to manage variable interest rate exposures on the majority of its long-term debt. The Company’s objective for holding these derivatives is to decrease the volatility of future cash flows associated with interest payments on its variable rate debt. The Company does not hold or issue derivative instruments for trading purposes. The Company accounts for its interest rate swap agreements as cash flow hedges. For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivative are initially reported in “accumulated other comprehensive income or loss” on the balance sheets and subsequently reclassified to interest expense when the hedged exposure affects income (i.e. as interest expense accrues on the outstanding debt). Differences between the amounts paid and amounts received under the swap agreements are recognized in interest expense. The ineffective portions of cash flow hedges are recognized in income immediately. The notional principal values of the swap agreements are substantially equal to the outstanding principal balance of the corresponding debt instruments.

Fair Value of Financial Instruments

The carrying value for each of the Company’s financial instruments (consisting of cash and cash equivalents, trade accounts receivable and payable, and accrued liabilities) approximates fair value because of the short-term nature of those instruments. The fair value of the Company’s industrial development revenue bonds and term loans are estimated based on the quoted market rates for similar debt with remaining maturity. On November 30, 2003, the carrying value of the industrial development revenue bonds and term loans approximated fair value. The fair value of the Company’s interest rate swap agreements is based on values provided by the issuers.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported period. Actual results could differ from those estimates.

Revenue Recognition

The Company recognizes sales revenue when the risk of loss and title passes to the customer, which generally occurs at the time of shipment. Sales are recorded net of allowances for trade promotions, product returns and other discounts.

Shipping and Handling Costs

Amounts billed to customers that represent shipping and handling are reported as net sales. The Company’s shipping and handling costs, which include all costs to warehouse and distribute goods to customers, are classified in selling and administrative expenses and amounted to $11.4 million in 2003, $8.7 million in 2002 and $8.0 million in 2001.

Impairment of Long-Lived Assets

Statement of Financial Accounting Standards No. 144 (“SFAS No. 144”) provides a single accounting model for long-lived assets to be disposed of. SFAS No. 144 also changes the criteria for classifying an asset as “held for sale”; and broadens the scope of businesses to be disposed of that qualify for reporting as discontinued operations and changes the timing of recognizing losses on such operations. The Company adopted SFAS No. 144 on December 1, 2002. The adoption of SFAS No. 144 did not affect the Company’s financial statements. Prior to the adoption of SFAS No. 144, the Company accounted for long-lived assets in accordance with SFAS No. 121, “Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.”

Long-lived assets, such as property, plant and equipment, are evaluated for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through the estimated undiscounted future cash flows from the use of those assets. When any such impairment exists, the related assets are written down to fair value. Long-lived assets to be disposed of by sale are measured at the lower of their carrying amount or fair value less cost to sell, are no longer depreciated and are reported separately as assets held for sale in the balance sheets.

Goodwill and Intangible Assets

The Company acquired goodwill and certain intangible assets in connection with its purchase of Bradington-Young in January 2003. The principal intangible assets acquired were trademarks and trade names, the values of which were determined by an independent appraisal. Goodwill, trademarks and trade names have indefinite lives and are not amortized but are tested annually for impairment or more frequently if events or circumstances indicate that the asset might be impaired. The Company’s impairment testing relies on a number of factors including operating results, business plans and future cash flows to determine the fair value of the goodwill and intangible assets. An impairment loss is recognized for the amount by which the carrying value exceeds the fair value of the related asset. No impairment losses have been recorded through November 30, 2003.

HOOKER FURNITURE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Dollar amounts in tables, except per share amounts, in thousands unless otherwise indicated)

Earnings Per Share

Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilutive effect of securities that could share in the earnings of the Company. Unallocated ESOP shares are not considered outstanding for purposes of calculating basic or diluted earnings per share. As of November 30, 2003, there were no securities that could have a dilutive effect.

Concentrations of Risk

Because of the large number and diverse nature of foreign factories, the Company has flexibility in the placement of product in any particular country or factory. Factories located in China have become an important resource for the Company. In fiscal 2003, product sourced from China accounted for 62.2%, and the largest factory in China from which the Company directly sources product accounted for 26.1%, of the Company’s worldwide purchases of imported product. A sudden disruption in the Company’s supply chain from this factory, or from China in general, could significantly impact the Company’s ability to fill customer orders for products manufactured at that factory or in that country. If such a disruption were to occur, the Company believes that it would have sufficient inventory to adequately meet demand for a two to three-month period. The Company believes that it could, most likely at higher cost, source most of the products currently sourced in China from factories in different countries and could produce certain of those products domestically at its own factories. However, supply disruption delays on selected items could extend for up to six to nine months. If the Company were to be unsuccessful in obtaining those products from other sources, then a sudden disruption in the Company’s supply chain from its largest import wood furniture supplier, or from China in general, could have a short-term material adverse effect on the Company’s results of operations. Given the excess capacity available in China and other low-cost producing countries, the Company believes the risks from these potential supply disruptions are manageable.

Accounting Pronouncements

In June 2002, the Financial Accounting Standards Board (“FASB”) issued Standard of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”). This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”. This statement requires that a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. This statement also establishes that fair value is the objective for initial measurement of the liability. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002. The Company adopted SFAS 146 effective January 1, 2003. The adoption of SFAS 146 had no impact on the timing of the recognition of costs and liabilities incurred in connection with the closing of the Company’s Kernersville facility. See “Note 11 – Restructuring Charges and Assets Held For Sale.”

In November 2002, the FASB issued FASB Interpretation 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 elaborates on the disclosures to be made by a guarantor about its obligations under certain guarantees that it has issued. FIN 45 also requires that upon issuance of certain guarantees, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee. Product warranties, guarantees of contingent consideration in a business combination and guarantees issued between parents and their subsidiaries are subject to the disclosure requirements of FIN 45, but are not subject to the provisions for initial recognition and measurement. The disclosure requirements of FIN 45 are effective for interim or annual periods ending after December 15, 2002. The initial recognition and measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The adoption of this interpretation did not have an impact on the Company’s financial statements.

In December 2003, the FASB issued FASB Interpretation 46, “Consolidation of Variable Interest Entities” (“FIN 46”). FIN 46 clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. A variable interest entity is required to be consolidated by the company that has a majority of the exposure to expected losses of the variable interest entity. FIN 46 is effective immediately for variable interest entities created after January 31, 2003. For variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003, FIN 46 applies in the first fiscal year or interim period beginning after December 15, 2003. The adoption of FIN 46 has not had and the Company believes that the prospective provisions of FIN 46 will not have an impact on its financial statements.

In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS 149”). SFAS 149 was issued to amend and clarify financial accounting and reporting for derivative instruments and hedging activities under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities.” Specifically, SFAS 149 clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative

HOOKER FURNITURE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Dollar amounts in tables, except per share amounts, in thousands unless otherwise indicated)

and when a derivative contains a financing component. Additionally, SFAS 149 amends the definition of an “underlying” to conform to the definition used in FIN 45 and amends certain other existing pronouncements. SFAS 149 is effective for contracts entered into or modified subsequent to June 30, 2003, and hedging relationships designated subsequent to June 30, 2003. The provisions of this standard have been applied prospectively from that date. The adoption of SFAS 149 did not have an impact on the Company’s financial statements.

NOTE 2 - INVENTORIES

	November 30,
	2003	2002
Finished furniture	$40,413	$55,380
Furniture in process	2,538	1,963
Materials and supplies	10,668	7,997

Inventories at FIFO	53,619	65,340
Reduction to LIFO basis	11,177	10,381

Inventories	$42,442	$54,959

If the first-in, first-out (FIFO) method had been used in valuing all inventories, net income would have been $15.2 million in 2003, $14.8 million in 2002, and $6.6 million in 2001.

During 2003 and 2001, inventory quantities were reduced, which resulted in liquidations of LIFO inventory layers carried at lower costs prevailing in prior years as compared with current year costs. During 2003, the liquidation of LIFO inventory layers decreased cost of sales by approximately $361,000 and increased net income by $224,000, or $0.02 per share. During 2001, the liquidation of LIFO inventory layers decreased cost of sales by $240,000 and increased net income by $149,000, or $0.01 per share.

NOTE 3 - PROPERTY, PLANT AND EQUIPMENT

	Depreciable Lives (In years)	November 30,
		2003	2002
Buildings	20 - 30	$49,738	$46,758
Machinery and equipment	10	48,506	48,423
Furniture and fixtures	3 - 8	24,849	20,804
Other	5	3,537	3,008

Total depreciable property at cost		126,630	118,993
Less accumulated depreciation		75,335	70,787

Total depreciable property, net		51,295	48,206
Land		2,287	1,371

Property, plant and equipment, net		$53,582	$49,577

NOTE 4 - ACQUISITION

The Company, through a wholly owned subsidiary, acquired substantially all of the assets of Cherryville, N.C.-based leather seating specialist Bradington-Young, LLC, on January 2, 2003. The results of Bradington-Young’s operations have been included in the consolidated financial statements since that date. The Company conducts the upholstery operation under the Bradington-Young name and specializes in upscale leather reclining chairs, executive desk chairs and motion and stationary upholstery products in the upper-medium to high-end price niches. The Company believes that Bradington-Young’s upholstery products complement its existing wood furniture product lines. The Company acquired the Bradington-Young operation for an aggregate purchase price of $29.3 million, consisting of $22.1 million in cash (net of cash acquired), $6.8 million in assumed liabilities and acquisition-related fees of $457,000. The acquisition was financed principally with $25.0 million in bank debt. See “Note 7 – Long-Term Debt.”

The fair value of the assets acquired and liabilities assumed:

January 2, 2003
Current assets	$12,277
Property, plant and equipment	9,497
Goodwill and intangible assets	7,496
Other assets	30

Total assets acquired	29,300

Current liabilities	2,682
Long-term debt	4,073

Total liabilities assumed	6,755

Net assets acquired	$22,545

HOOKER FURNITURE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Dollar amounts in tables, except per share amounts, in thousands unless otherwise indicated)

NOTE 5 - GOODWILL AND INTANGIBLE ASSETS

	November 30, 2003
	Gross Carrying Amount	Accumulated Amortization
Amortizable Intangible Assets
Non-compete agreement	$700	$160

Non-amortized Intangible Assets
Goodwill	$2,396
Trade names and trademarks	4,400

Total	$6,796

The Company acquired goodwill and certain intangible assets in connection with its purchase of Bradington-Young in January 2003. Of the $7.5 million of acquired intangible assets, $4.4 million was assigned to trade names and trademarks that are not subject to amortization. The non-compete agreement is being amortized over four years on a straight line basis. The non-amortized intangible assets are expected to be amortized for tax purposes over a period of not more that 15 years.

NOTE 6 - SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

For The Year Ended November 30, 2003
Acquisition of Bradington-Young:
Fair value of assets acquired (including cash of $462)	$29,300
Cash paid (including fees of $457)	22,545

Liabilities assumed (including debt of $4.1 million)	$6,755

NOTE 7 - LONG-TERM DEBT

	November 30, 2003
	2003	2002
Revolving credit line		$500
Term loan 1		17,803
Term loan A	$17,387
Term loan B	7,050
Industrial revenue bonds	6,400	6,400

Total long-term debt outstanding	30,837	24,703
Less current maturities	8,671	2,905

Long-term debt, less current maturities	$22,166	$21,798

On January 2, 2003, the Company borrowed $25.0 million in bank debt to acquire substantially all of the assets of Bradington-Young and to repay debt assumed as part of the acquisition. On April 30, 2003, the Company refinanced (1) the bank debt used to acquire Bradington-Young with Term Loan B, (2) Term Loan 1, with Term Loan A and (3) the Company’s revolving credit line with a new line. In November 2003, the Company prepaid $15.0 million on Term Loan B.

The new unsecured revolving credit line provides for borrowings of up to $15.0 million at a variable interest rate (2.1% on November 30, 2003). Up to $3.0 million of the revolving credit line may be used for the issuance of letters of credit. Interest is payable monthly. Any principal outstanding under the credit line is due April 30, 2005. There were no borrowings outstanding under the revolving credit line on November 30, 2003; however, letters of credit in the amount of $1.3 million have been issued under that line.

The new term loans bear interest at a variable rate (2.1% on November 30, 2003) and are unsecured. Principal and interest payments are due quarterly through September 1, 2010 on Term Loan A and through March 1, 2005 on Term Loan B.

The Company entered into two interest rate swap agreements in February 2003, one that in effect provides a fixed interest rate of 4.1% on Term Loan A through 2010 and one that in effect provided a fixed interest rate of 4.0% on Term Loan B through 2008. In November 2003, in connection with the $15.0 million prepayment on Term Loan B, the Company terminated the related interest rate swap agreement. See “Note 8 – Derivatives.”

The new credit facility for the Company’s revolving credit line and Term Loans A and B contains customary representations and warranties, covenants and events of default, including financial covenants as to minimum tangible net worth, debt service coverage, the ratio of funded debt to earnings before interest, taxes, depreciation, and amortization, and maximum capital expenditures. The Company was in compliance with these covenants as of November 30, 2003.

HOOKER FURNITURE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Dollar amounts in tables, except per share amounts, in thousands unless otherwise indicated)

The industrial revenue bonds are secured by a $6.5 million letter of credit (representing the outstanding principal plus an accrued interest component). Interest is payable monthly at a variable rate (1.2% at November 30, 2003). Scheduled principal repayments are $1.8 million in 2004, $2.4 million in 2005 and $2.2 million in 2006. The Company has entered into an interest rate swap agreement that in effect provides a fixed interest rate of 4.7% on its industrial development revenue bonds through 2006.

As of November 30, 2003, the Company had $13.7 million available under its revolving credit line to fund its working capital needs and $26.2 million available under additional committed and uncommitted lines of credit to support the issuance of letters of credit. No principal was outstanding under the revolving credit line as of November 30, 2003. The Company utilizes letters of credit to collateralize its industrial revenue bonds, imported inventory purchases and certain insurance arrangements. Outstanding letters of credit on November 30, 2003, amounted to $16.6 million. As of November 30, 2003, $39.9 million of additional borrowings were available under these lines of credit.

Aggregate future maturities for the Company’s long-term debt outstanding as of November 30, 2003, were $8.7 million in 2004, $6.7 million in 2005, $4.5 million in 2006, $2.4 million in 2007, $2.6 million in 2008, and $5.9 million thereafter.

NOTE 8 - DERIVATIVES

The Company uses interest rate swap agreements to manage variable interest rate exposures on the majority of its long-term debt. The notional principal values of the Company’s swap agreements are substantially equal to the outstanding principal balance of the corresponding debt instruments. The Company believes that its swap agreements are highly effective in managing the volatility of future cash flows associated with interest payments on its variable rate debt. The Company accounts for its interest rate swap agreements as cash flow hedges.

In February 2003, the Company, in connection with the refinancing of its bank debt, terminated an interest rate swap agreement that in effect provided a fixed interest rate of 7.4% on Term Loan 1 and entered into a new interest rate swap agreement. The new agreement is on substantially the same terms as the terminated agreement, except that it in effect provides for a fixed interest rate of 4.1% through 2010 on Term Loan A. The Company’s $3.0 million payment to terminate the swap agreement is being amortized as interest expense over the remaining repayment period for Term Loan A, resulting in an effective fixed interest rate of approximately 7.4% on Term Loan A.

Also in February 2003, the Company entered into a new interest rate swap agreement that in effect provided a fixed interest rate of 4.0% through 2008 on Term Loan B. In November 2003, the Company prepaid $15.0 million on Term Loan B. In connection with the prepayment, the Company terminated the related interest rate swap agreement. The Company incurred a loss of $204,000 to terminate the swap agreement of which $139,000 was charged against “other income, net” in the statement of income. The balance of the termination payment is being amortized over the remaining repayment period for Term Loan B.

The Company has also entered into an interest rate swap agreement that in effect provides a fixed interest rate of 4.7% on its industrial development revenue bonds through 2006.

The aggregate fair market value of the Company’s swap agreements decreases when interest rates decline and increases when interest rates rise. Interest rates declined during 2002 and 2001 but remained relatively constant during 2003. The decrease in the aggregate fair market value of the effective portion of the agreements of $1.9 million after tax ($3.0 million pretax) as of November 30, 2003, and $1.9 million after tax ($3.1 million pretax) as of November 30, 2002, is reflected under the caption “accumulated other comprehensive loss” in the balance sheets. The Company also recognized additional interest expense of $44,000 in 2003, $170,000 in 2002 and $109,000 in 2001, for the ineffective portion of the swap agreements’ aggregate decrease in value. Approximately $1.3 million of the aggregate decrease in fair market value of the agreements is expected to be reclassified into income during the next 12 months.

NOTE 9 - EMPLOYEE BENEFIT PLANS

Employee Stock Ownership Plan

The Company sponsors a leveraged employee stock ownership plan (the “ESOP”) to provide retirement benefits for eligible employees, allowing them to share on a noncontributory basis in the growth of the Company and accumulate an ownership interest in the common stock of the Company. The ESOP covers substantially all employees.

The ESOP issued a note to the Company bearing interest at 8% with a remaining repayment term of 22 years (the “ESOP Loan”) that was used to purchase certain shares that are held by the plan. The ESOP will repay the ESOP Loan from Company contributions and dividends paid with respect to substantially all allocated and unallocated shares. The shares purchased with the proceeds of the ESOP Loan were initially pledged as collateral for the debt. The Company will release shares to eligible employees over the remaining 22-year term of the ESOP Loan based on principal and interest paid by the ESOP. Shares pledged as collateral (unallocated shares) are reported as “unearned ESOP shares” in the balance sheets.

HOOKER FURNITURE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Dollar amounts in tables, except per share amounts, in thousands unless otherwise indicated)

As shares are committed to be released, the Company records compensation expense based on the average daily closing price of the Company’s common stock during the fiscal year and the shares are then treated as outstanding for purposes of computing earnings per share. Dividends paid on allocated shares held by the ESOP are charged against retained earnings in the balance sheets. Dividends paid on unallocated shares are in effect recorded as a reduction of principal and interest on the ESOP Loan. The cost of the ESOP including cash contributions, administrative costs paid by the Company and the fair market value of shares released, amounted to $3.0 million in 2003 and $2.2 million in each of 2002 and 2001.

Shares held by the ESOP:

	November 30,
	2003	2002
Allocated shares	1,129	1,226
Shares released or committed to be released for allocation	212	245
Unreleased shares	2,870	3,082

Total shares held by the ESOP	4,211	4,553

Fair value of unreleased shares	$60,246	$23,899

Prior to the listing of the Company’s common stock on the NASDAQ SmallCap Market in June 2002, the Company was obligated under certain circumstances to repurchase shares allocated to ESOP participants. Additionally, the Company was also obligated to purchase shares from participants who terminated employment or retired during the period from November 2001 through August 2002, at a minimum purchase price as determined under a special provision of the ESOP. Consequently, during 2001 and 2002, the Company redeemed approximately 175,300 shares from terminating ESOP participants at a total cost of $1.6 million, or $8.98 per share.

As a result of its listing on the NASDAQ SmallCap Market, the Company may, but is no longer obligated to, repurchase shares from ESOP participants. Currently, benefits are generally distributed from the ESOP in the form of the Company’s common stock. However, benefits under a minimum share limit are distributed in the form of cash. Prospectively, the Company does not expect to repurchase shares distributed to ESOP participants.

Employee Savings Plans

The Company sponsors two tax-qualified 401(k) plans covering substantially all employees. These plans assist employees in meeting their savings and retirement planning goals through employee salary deferrals and discretionary matching contributions made by the Company. The Company made contributions to the plans amounting to $704,000 in 2003, $615,000 in 2002, and $657,000 in 2001.

Salary Continuation Agreements

The Company maintains a salary continuation program for certain management employees. The program consists of individual agreements with participants that specify the amount of benefits to be paid upon retirement, death or disability. These are un-funded agreements with all benefits paid solely from the general assets of the Company when the employee retires. The accrued liabilities relating to this program of $3.3 million as of November 30, 2003 and $3.2 million as of November 30, 2002, are included in “accrued salaries, wages and benefits” and “other long-term liabilities” in the balance sheets. The cost of the program amounted to $284,000 in 2003, $541,000 in 2002, and $468,000 in 2001.

NOTE 10 - INCOME TAXES

The provision for income taxes:

	For The Years Ended November 30,
	2003	2002	2001
Current expense
Federal	$5,885	$8,814	$3,407
State	505	1,214	528

Total current expense	6,390	10,028	3,935

Deferred expense
Federal	2,244	(527)	(273)
State	56	(107)	(22)

Total deferred expense	2,300	(634)	(295)

Income tax expense	$8,690	$9,394	$3,640

HOOKER FURNITURE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Dollar amounts in tables, except per share amounts, in thousands unless otherwise indicated)

The effective income tax rate differed from the federal statutory tax rate as follows:

	For The Years Ended November 30,
	2003	2002	2001
Income taxes at statutory rate	35.0%	35.0%	35.0%
Increase (decrease) in tax rate resulting from:
State taxes, net of federal benefit	1.6	2.9	2.9
Federal tax rate differential due to lower tax brackets			(1.0)
Other	0.5		(1.1)

Effective income tax rate	37.1%	37.9%	35.8%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities were:

	November 30,
	2003	2002
Assets
Deferred compensation	$1,259	$1,210
Interest rate swaps	1,315	1,333
Inventory		380
Allowance for bad debts	377	304
State income taxes	136
Other		57

Total deferred tax assets	3,087	3,284

Liabilities
Property	2,647	1,700
Inventory	801
Intangible assets	90
Employee benefits	609	309
Other	9	10

Total deferred tax liabilities	4,156	2,019

Net deferred tax asset (liability)	$(1,069)	$1,265

As of November 30, 2003, $1.2 million of the deferred income taxes have been classified as “other long-term liabilities” and $147,000 have been classified as “prepaid expenses and other current assets” in the balance sheets. As of November 30, 2002, the $1.3 million net deferred tax asset was classified in the balance sheets as “other assets.” The Company expects to fully utilize its deferred tax assets in future periods when the amounts become deductible, consequently no valuation allowance was recorded as of November 30, 2003, and November 30, 2002.

NOTE 11 - RESTRUCTURING CHARGES AND ASSETS HELD FOR SALE

In 2003, the Company recorded $1.5 million pretax ($911,000 after tax) in restructuring and asset impairment charges related to the August 2003 closing of its Kernersville, N.C. manufacturing facility. The restructuring and asset impairment charges originally consisted of $1.3 million in severance and related benefits paid to 290 terminated hourly and salaried employees and $200,000 in related asset impairment costs.

During the fourth quarter of 2003 the Company sold the Kernersville plant and some of its equipment for an aggregate consideration of $1.1 million ($164,000 in cash and a $900,000 note receivable). The property had an aggregate carrying value of $827,000. The Company has moved the production of patterns and products manufactured at the Kernersville plant to other Company facilities.

In the 2003 fourth quarter, the Company (1) reduced its accrual for restructuring and asset impairment charges related to the closing of the Kernersville facility, principally as a result of lower than anticipated severance costs and (2) recorded a gain on the sale of the facility. Both of these adjustments were offset by higher than anticipated cash payments incurred to prepare the Kernersville facility for sale.

HOOKER FURNITURE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Dollar amounts in tables, except per share amounts, in thousands unless otherwise indicated)

The following table sets forth the significant components and activity related to the accrued restructuring charges during 2003, which are included in “accrued salaries, wages and benefits” and “other long-term liabilities” in the balance sheets:

	Severance and Related Benefits	Asset Impairment	Other	Total
Accrued restructuring charges	$1,270	$45	$155	$1,470
Non-cash charges		(45)		(45)
Cash payments	(1,061)		(271)	(1,332)
Accrual adjustments	(166)		166

Balance at November 30, 2003	$ 43	$	$50	$93

In 2001, the Company recorded a pretax charge of $881,000 ($546,000 after tax) for severance and early retirement benefits related to a workforce reduction of approximately 100 employees at its Martinsville, Virginia facility. Substantially all of the benefits were paid in 2001.

Also in 2001, the Company’s subsidiary Triwood, Inc. sold land and a building to a third party for $2.7 million in cash, the approximate carrying value of the property.

NOTE 12 - QUARTERLY DATA (Unaudited)

	Fiscal Quarter
	First	Second	Third	Fourth
2003
Net sales	$74,475	$80,115	$74,749	$79,665
Gross profit	20,522	20,642	19,676	21,285
Net income	4,991	2,595	3,528	3,596
Basic and diluted earnings per share	0.44	0.23	0.31	0.31

2002
Net sales	$60,929	$62,253	$54,726	$70,438
Gross profit	15,401	16,022	15,136	22,229
Net income	3,229	3,083	3,172	5,908
Basic and diluted earnings per share	0.29	0.27	0.28	0.52

Earnings per share for each quarter is derived using the weighted average number of shares outstanding during that quarter. Earnings per share for the year is derived using the weighted average number of shares outstanding on an annual basis. Consequently, the sum of earnings per share for the quarters may not equal earnings per share for the full year.

NOTE 13 - OTHER COMPREHENSIVE INCOME

	For The Years Ended November 30,
	2003	2002	2001
Net income	$14,710	$15,391	$6,510

Loss on interest rate swaps	(1,575)	(1,860)	(3,280)
Less amount of swaps’ fair value reclassified to interest expense	1,664	1,462	559

Other comprehensive income (loss) before tax	89	(398)	(2,721)
Income tax (expense) benefit	(34)	152	1,034

Other comprehensive income (loss), net of tax	55	(246)	(1,687)

Comprehensive income	$14,765	$15,145	$4,823

The aggregate amount of the interest rate swaps’ fair value reclassified to interest expense includes $44,000 in 2003, $170,000 in 2002 and $109,000 in 2001 related to the ineffective portion of the interest rate swap agreements.

HOOKER FURNITURE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Dollar amounts in tables, except per share amounts, in thousands unless otherwise indicated)

NOTE 14 - COMMON STOCK

At the March 28, 2003 meeting of shareholders, an amendment to the Company’s articles of incorporation was approved to increase the number of authorized shares of the Company’s common stock from 10 million to 20 million shares.

Prior to the listing of the Company’s common stock on the NASDAQ SmallCap Market in June 2002, the Company was obligated under certain circumstances to repurchase shares allocated to ESOP participants. Additionally, the Company was also obligated to purchase shares from participants who terminated employment or retired during the period from November 2001 through August 2002, at a minimum purchase price as determined under a special provision of the ESOP. Consequently, during 2001 and 2002 the Company redeemed approximately 175,300 shares from terminating ESOP participants at a total cost of $1.6 million, or $8.98 per share. As a result of its listing on NASDAQ, the Company may, but is no longer obligated to, repurchase shares from ESOP participants. Currently, benefits are generally distributed from the ESOP in the form of Company common stock. Prospectively, the Company does not expect to repurchase shares distributed to ESOP participants.

In 2001, the Company’s Board of Directors authorized the repurchase of up to an aggregate $5.2 million of the Company’s common stock. Repurchases may be made from time to time in the open market, or in privately negotiated transactions, at prevailing market prices that the Company deems appropriate. No shares of common stock were purchased by the Company during 2003. Through November 30, 2002, the Company had repurchased 584,000 shares at a total cost of $2.5 million or an average of $4.29 per share. Based on the market value of the common stock as of November 30, 2003, the remaining $2.7 million of the authorization would allow the Company to repurchase approximately 0.9% of the 14.5 million shares outstanding, or 1.2% of the Company’s outstanding shares excluding the 4.2 million shares held by the ESOP.

NOTE 15 - SEGMENT INFORMATION

The Company reports its results of operations as one reportable segment that manufactures and markets residential furniture products principally in North America. The nature of the products, production processes, distribution methods, types of customers and regulatory environment are similar for substantially all of the Company’s products.

NOTE 16 - COMMITMENTS, CONTINGENCIES AND OFF BALANCE SHEET ARRANGEMENTS

The Company leases warehousing facilities, showroom space, an upholstery frame plant and certain manufacturing, office and computer equipment under leases expiring over the next four years. Rent expense was $2.4 million in 2003, $1.7 million in 2002 and $1.6 million in 2001. Minimum future annual rental commitments under operating leases amount to $1.9 million in 2004, $1.3 million in 2005, $572,000 in 2006 and $564,000 in 2007.

The Company had letters of credit outstanding totaling $16.6 million as of November 30, 2003 and $12.0 million as of November 30, 2002. The Company utilizes letters of credit to collateralize its industrial revenue bonds, imported inventory purchases and certain insurance arrangements.

In the ordinary course of its business, the Company may become involved in legal proceedings involving contractual and employment relationships, product liability claims, intellectual property rights, and a variety of other matters. The Company does not believe that any pending legal proceedings will have a material impact on the Company’s financial position or results of operations.

NOTE 17 - SUBSEQUENT EVENT

On December 19, 2003, the Company’s Board of Directors approved a two-for-one stock split, which was distributed in the form of a 100% stock dividend on January 30, 2004 to shareholders of record as of January 9, 2004. All share and per share data presented in the consolidated financial statements and these notes reflect the effect of the stock split.

EXHIBIT INDEX

Exhibit	Description

3.1	Amended and Restated Articles of Incorporation of the Company, as amended March 28, 2003 (incorporated by reference to Exhibit 3.1 of the Company’s Form 10-Q (SEC File No. 000-25349) for the fiscal quarter ended February 28, 2003)

3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form 10 (SEC File No. 000-25349))

4.1	Amended and Restated Articles of Incorporation of the Company (See Exhibit 3.1)

4.2	Amended and Restated Bylaws of the Company (See Exhibit 3.3)

4.3	Credit Agreement, dated April 30, 2003, between Bank of America, N.A., and the Company (incorporated by reference to Exhibit 4.1 of the Company’s Form 10-Q (SEC File No. 000-25349) for the fiscal quarter ended May 31, 2003)

Pursuant to Regulation S-K, Item 601(b)(4)(iii), instruments evidencing long-term debt less than 10% of the Company’s total assets have been omitted and will be furnished to the Securities and Exchange Commission upon request.

10.1	Form of Salary Continuation Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form 10 (SEC File No. 000-25349)) **

10.2	Form of Split Dollar Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form 10 (SEC File No. 000-25349)) **

10.3(a)	Commitment Letter renewing the BB&T Credit Line and related Promissory Note, each dated April 19, 2002, between Branch Banking & Trust Company of Virginia and the Company (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q (SEC File No. 000-25349) for the fiscal quarter ended May 31, 2002)

10.3(b)	Commitment Letter renewing and increasing the BB&T Credit Line and related Promissory Note, each dated July 3, 2002, between Branch Banking & Trust Company of Virginia and the Company (incorporated by reference to Exhibit 10.2 of the Company’s Form 10-Q (SEC File No. 000-25349) for the fiscal quarter ended May 31, 2002)

10.4	Letter Agreement, dated April 30, 2003, between Branch Banking and Trust Company of Virginia and the Company (incorporated by reference to Exhibit 10.3 of the Company’s Form 10-Q (SEC File No. 000-25349) for the fiscal quarter ended May 31, 2003)

10.5(a)	SunTrust Term Loan, dated September 18, 2000, between the Company and SunTrust Bank (including related Term Note and Negative Pledge Agreement) (See Exhibit 4.4(a))

10.5(b)	Loan Modification Agreement, dated as of December 31, 2002, with respect to the SunTrust Term Loan, between the Company and SunTrust Bank (including related Renewal Term Note dated January 2, 2003) (See Exhibit 4.4(b))

10.5(c)	Second Loan Modification Agreement, dated as of March 31, 2003, with respect to the SunTrust Term Loan, between the Company and SunTrust Bank (See Exhibit 4.4(c))

10.6	Credit Agreement, dated September 18, 2000, between the Company and the Hooker Furniture Corporation Employee Stock Ownership Plan Trust (including related Non-Recourse Promissory Note and Stock Pledge Agreement) (incorporated by reference to Exhibit 10.7 of the Company’s Form 10-K (SEC File No. 000-25349) for the fiscal year ended November 30, 2000)

10.7	Credit Agreement, dated April 30, 2003, between Bank of America, N.A., and the Company (See Exhibit 4.5)

10.8	Amended, Restated and Substituted Promissory Note, dated April 2, 2003, between Bank of America, N.A., and the Company (See Exhibit 4.6)

10.9	Lease, dated November 1, 2002, between International Home Furnishings Center and the Company (incorporated by reference to Exhibit 10.7 of the Company’s Form 10-K (SEC File No. 000-25349) for the fiscal year ended November 30, 2002)

10.10(a)	Lease, dated March 14, 1994, between Fred B. Caffey (the “Caffey Lease”) and the Company (incorporated by reference to Exhibit 10.1 of the Company’s Registration Statement on Form 10 (SEC File No. 000-25349))

10.10(b)	Addendum, dated October 26, 2002, to the Caffey Lease (incorporated by reference to Exhibit 10.9 of the Company’s Form 10-K (SEC File No. 000-25349) for the fiscal year ended November 30, 2002)

10.10(c)	Addendum, dated September 12, 2003, to the Caffey Lease*

10.11	Sublease, dated January 29, 2003, between Pulaski Furniture Corporation and the Company (incorporated by reference to Exhibit 10.10 of the Company’s Form 10-K (SEC File No. 000-25349) for the fiscal year ended November 30, 2002)

10.12	Amendment Number 1, dated March 20, 2003, to the Sublease between Pulaski Furniture Corporation and the Company (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q (SEC File No. 000-25349) for the fiscal quarter ended May 31, 2003)

10.13	Lease, dated September 2, 2003, between Commonwealth Boulevard Associates, LLC and the Company (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q (SEC File No. 000-25349) for the fiscal quarter ended August 31, 2003)

10.14	Lease, dated September 26, 2003, between Frith Construction Company, Inc. and the Company *

21	List of Subsidiaries:

Bradington-Young, LLC, a Virginia limited liability company Triwood, Inc., a Virginia corporation

31.1	Rule 13a-14(a) Certification of the Company’s principal executive officer*

31.2	Rule 13a-14(a) Certification of the Company’s principal financial officer*

32.1	Rule 13a-14(b) Certification of the Company’s principal executive officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Rule 13a-14(b) Certification of the Company’s principal financial officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith
**	Management contract or compensatory plan