Form 10-Q
period 2004-02-29
HOOKER FURNITURE CORP
filed 2004-04-05
CIK 1077688

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended February 29, 2004

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

YES ☒ NO ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of April 5, 2004.

Common stock, no par value	14,475,300
(Class of common stock)	(Number of shares)

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

HOOKER FURNITURE CORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATED BALANCE SHEETS

(In thousands, including share data)

	February 29, 2004	November 30, 2003
Assets
Current assets
Cash and cash equivalents	$16,408	$14,859
Trade accounts receivable, less allowance for doubtful accounts of $1,128 and $991 on each date	38,200	37,601
Inventories	45,586	42,442
Prepaid expenses and other current assets	4,363	3,924

Total current assets	104,557	98,826
Property, plant and equipment, net	52,359	53,582
Goodwill	2,396	2,396
Intangible assets	4,896	4,940
Other assets	7,211	7,355

Total assets	$171,419	$167,099

Liabilities and Shareholders’ Equity
Current liabilities
Trade accounts payable	$7,433	$6,945
Accrued salaries, wages and benefits	4,203	5,476
Accrued income taxes	2,097	308
Other accrued expenses	3,540	2,612
Current maturities of long-term debt	8,708	8,671

Total current liabilities	25,981	24,012
Long-term debt, excluding current maturities	20,425	22,166
Deferred compensation	2,914	3,094
Other long-term liabilities	1,564	1,563

Total liabilities	50,884	50,835

Shareholders’ equity
Common stock, no par value, 20,000 shares authorized, 14,475 shares issued and outstanding on each date	5,343	4,609
Unearned ESOP shares, 2,825 and 2,870 shares on each date	(17,654)	(17,935)
Retained earnings	134,811	131,468
Accumulated other comprehensive loss	(1,965)	(1,878)

Total shareholders’ equity	120,535	116,264

Total liabilities and shareholders’ equity	$171,419	$167,099

The accompanying notes are an integral part of the consolidated financial statements.

HOOKER FURNITURE CORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	Three Months Ended
	February 29, 2004	February 28, 2003
Net sales	$78,222	$74,475
Cost of sales	57,810	53,953

Gross profit	20,412	20,522
Selling and administrative expenses	13,572	12,021

Operating income	6,840	8,501
Other income, net	168	190

Income before interest and income taxes	7,008	8,691
Interest expense	493	643

Income before income taxes	6,515	8,048
Income taxes	2,475	3,057

Net income	$4,040	$4,991

Basic and diluted earnings per share	$.35	$.44

Weighted average shares outstanding	11,606	11,394

The accompanying notes are an integral part of the consolidated financial statements.

HOOKER FURNITURE CORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended
	February 29, 2004	February 28, 2003
Cash flows from operating activities
Cash received from customers.	$77,762	$76,683
Cash paid to suppliers and employees	(72,392)	(68,189)
Income taxes paid, net	(501)	(1,685)
Interest paid, net	(323)	(797)

Net cash provided by operating activities	4,546	6,012

Cash flows from investing activities
Purchase of property, plant and equipment	(608)	(922)
Acquisition of Bradington-Young, net of cash acquired		(20,416)
Proceeds from the sale of property and equipment	12

Net cash used in investing activities	(596)	(21,338)

Cash flows from financing activities
Proceeds from long-term debt		30,500
Payments on long-term debt	(1,704)	(10,776)
Payment to terminate an interest rate swap agreement		(3,001)
Cash dividends paid	(697)	(570)

Net cash (used in) provided by financing activities	(2,401)	16,153

Net increase in cash and cash equivalents	1,549	827
Cash and cash equivalents at beginning of period	14,859	2,316

Cash and cash equivalents at end of period	$16,408	$3,143

Reconciliation of net income to net cash provided by operating activities:
Net income	$4,040	$4,991
Depreciation and amortization	1,893	2,031
Non-cash ESOP cost	1,015	473
Provision for doubtful accounts	220	106
(Gain) loss on disposal of property and equipment	(11)	4
Changes in assets and liabilities, net of effects of acquisition:
Trade account receivables	(819)	1,913
Inventories	(3,144)	868
Prepaid expenses and other current assets	(261)	33
Trade accounts payable	488	(3,015)
Accrued salaries, wages and benefits	(1,273)	(2,234)
Accrued income taxes	1,789	1,372
Other accrued expenses	788	(2,249)
Other long-term liabilities	(179)	1,719

Net cash provided by operating activities	$4,546	$6,012

The accompanying notes are an integral part of the consolidated financial statements.

HOOKER FURNITURE CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in tables in thousands unless otherwise indicated)

For the Quarterly Period Ended February 29, 2004

1.	Preparation of Interim Financial Statements

The consolidated financial statements of Hooker Furniture Corporation (referred to as “Hooker” or the “Company”) have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, these statements include all adjustments necessary for a fair presentation of the results of all interim periods reported herein. All such adjustments are of a normal recurring nature. Certain information and footnote disclosures prepared in accordance with accounting principles generally accepted in the United States of America are condensed or omitted pursuant to SEC rules and regulations. However, management believes that the disclosures made are adequate for a fair presentation of results of operations and financial position. Operating results for the interim periods reported herein may not be indicative of the results expected for the year. These financial statements should be read in conjunction with the financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2003.

2.	Inventories

	February 29, 2004	November 30, 2003
Finished furniture	$42,934	$40,413
Furniture in process	2,707	2,538
Materials and supplies	11,319	10,668

Inventories at FIFO	56,960	53,619
Reduction to LIFO basis	11,374	11,177

Inventories	$45,586	$42,442

3.	Property, Plant and Equipment

	February 29, 2004	November 30, 2003
Buildings	$49,812	$49,738
Machinery and equipment	48,487	48,506
Furniture and fixtures	25,288	24,849
Other	3,493	3,537

Total depreciable property at cost	127,080	126,630
Less accumulated depreciation	77,008	75,335

Total depreciable property, net	50,072	51,295
Land	2,287	2,287

Property, plant and equipment, net	$52,359	$53,582

Notes to Unaudited Consolidated Financial Statements - Continued

4.	Goodwill And Intangible Assets

	February 29, 2004	November 30, 2003
Amortizable Intangible Assets
Non-compete agreement	$700	$700
Less accumulated amortization	204	160

Net carrying value	$496	$540

Non-amortized Intangible Assets
Goodwill	$2,396	$2,396
Trade names and trademarks	4,400	4,400

Total	$6,796	$6,796

5.	Long-Term Debt

	February 29, 2004	November 30, 2003
Term loan A	$16,908	$17,387
Term loan B	5,825	7,050
Industrial revenue bonds	6,400	6,400

Total long-term debt outstanding	29,133	30,837
Less current maturities	8,708	8,671

Long-term debt, less current maturities	$20,425	$22,166

No amounts were outstanding under the Company’s revolving credit line on February 29, 2004 and November 30, 2003.

6.	Restructuring Accrual

	Severance and Related Benefits	Other	Total
Balance at November 30, 2003	$43	$50	$93
Cash payments	(10)		(10)

Balance at February 29, 2004	$33	$50	$83

7.	Changes to Executive Compensation Arrangements

In December 2003, in connection with implementing provisions of the Sarbanes-Oxley Act of 2002, the Company modified certain executive compensation arrangements for certain executives of the Company. The modifications were accomplished through the termination of existing salary continuation agreements and split-dollar life insurance agreements and the adoption of a new life insurance program and a new supplemental executive retirement plan which cover each of these executives. In addition, each executive transferred to the Company his ownership interest in the life insurance policy or policies underlying his split-dollar life insurance agreement and each executive received a cash payment from the Company equal to the amount of premiums the executive had previously paid with respect to the life insurance policy or policies underlying his split-dollar life insurance agreement.

Notes to Unaudited Consolidated Financial Statements - Continued

The new life insurance program provides death benefit protection for each executive during employment and automatically terminates when the executive terminates employment with the Company for any reason other than death or when the executive attains age 65, whichever occurs first. The life insurance policies funding the new life insurance program are owned by the Company. The cash surrender value of those life insurance policies amounted to $1.0 million as of February 29, 2004.

The new supplemental executive retirement plan provides for a monthly supplemental retirement benefit based on the executive’s final average monthly compensation as defined in the plan, payable for a 15-year period following the executive’s termination of employment, subject to a vesting schedule that may vary for each participant in the plan. In addition, the monthly retirement benefit for each participant in the plan, regardless of age, will become fully vested and the present value of all plan benefits will be paid to participants in a lump sum upon a change in control of the Company (as defined in the plan). The Company accounts for its obligation to each participant in the plan on an accrual basis. The aggregate accrued liability for all participants under the supplemental executive retirement plan amounted to $692,000 as of February 29, 2004.

8.	Other Comprehensive Income

	Three Months Ended
	February 29, 2004	February 28, 2003
Net income	$4,040	$4,991

Loss on interest rate swaps	464	1,280
Less amount of swaps’ fair value reclassified to interest expense	324	422

Other comprehensive loss before tax	140	858
Income tax benefit	53	326

Other comprehensive loss, net of tax	87	532

Comprehensive income	$3,953	$4,459

The amount reclassified to interest expense includes a gain of $2,000 for the 2004 first quarter and a loss $98,000 for the 2003 first quarter related to the ineffective portion of the interest rate swap agreements.

Item 2.	Management’s Discussion and Analysis

Overview

The Company’s operations during the 2004 first quarter were principally impacted by what have become recurring themes over the last 5 quarterly periods:

•	Sales growth in the Company’s wood furniture operations highlighted by strong demand for imported wood furniture, partially offset by declining demand for domestically-produced wood furniture;

•	Growth through acquisition: the Company celebrated the first anniversary of its purchase of leather seating specialist Bradington-Young on January 2, 2004;

•	Higher in-bound freight and selling, warehousing and distribution costs to support strong growth for imports and upholstery;

•	Capacity-related cost issues in the Company’s domestic wood furniture manufacturing operations; and,

•	The employment of additional resources to comply with new regulatory mandates initiated by the Sarbanes-Oxley Act of 2002, the Securities and Exchange Commission and NASDAQ.

The U.S. economy shows continued signs of growth. The furniture industry and the Company appear to have been beneficiaries since the third quarter of 2003. However, since that time, sales growth for the Company’s imported products has been hampered by a lack of inventory availability, although order rates have remained strong. Expected growth in the Company’s upholstery operations was hampered by the winter weather during the 2004 first quarter, while incoming order rates for upholstery products have increased.

Results of Operations

The following table sets forth the percentage relationship to net sales of certain items included in the statements of income:

	For the Three Months Ended
	February 29, 2004	February 28, 2003
Net sales	100.0%	100.0%
Cost of sales	73.9	72.4

Gross profit	26.1	27.6
Selling and administrative expenses	17.4	16.2

Operating income	8.7	11.4
Other income, net	0.3	0.3

Income before interest and income taxes	9.0	11.7
Interest expense	0.7	0.9

Income before income taxes	8.3	10.8
Income taxes	3.1	4.1

Net income	5.2%	6.7%

Management’s Discussion and Analysis - Continued

Net sales of $78.2 million for the first quarter ended February 29, 2004, increased $3.7 million, or 5.0%, from $74.5 million in the first quarter of 2003. The increase was due principally to higher unit volume in imported furniture products and having an additional month of Bradington-Young upholstery shipments compared to the prior year. Shipments of imported wood furniture increased $3.8 million, or 11.0%, to $38.6 million in the 2004 first quarter compared with $34.8 million in the same 2003 period. Shipments from leather upholstery specialist Bradington-Young accounted for $12.3 million in net sales during the 2004 three-month period compared to $8.7 million during the two months following its acquisition by the Company at the beginning of January 2003. First quarter 2004 shipments of the Company’s domestically produced wood furniture declined $3.7 million, or 11.9%, to $27.3 million from $31.0 million in the year earlier quarter. Average selling prices increased for imported wood and for upholstered furniture products, but declined for domestically manufactured wood furniture products. Overall, average selling prices declined due to the higher proportion of lower-priced imported products shipped.

Gross profit margin declined to 26.1% in the 2004 first quarter compared to 27.6% in the 2003 first quarterly period. Margins were depressed during the 2004 quarter principally due to higher inbound freight costs as a percentage of net sales of imported wood furniture and production inefficiencies created by low capacity utilization at Hooker’s domestic wood furniture facilities and weather-related downtime at Bradington-Young’s upholstery factories. In addition, margins for the Company’s domestically produced wood furniture were negatively impacted by aggressive pricing and heavier promotional discounting in order to compete with lower-priced imports. Also, labor costs as a percentage of sales volume increased for upholstery products. The Company’s upholstery operations worked overtime to make up for weather-related downtime as it strived to meet more demanding production schedules created by higher incoming order rates.

Selling and administrative expenses increased to 17.4% of net sales in the 2004 first quarter from 16.2% in the same 2003 period. The increase is principally due to: 1) higher selling, warehousing and distribution costs to support higher import sales; 2) increased bad debt expense related to several isolated credit issues; 3) increased leather upholstery product swatching costs, incurred to provide leather product samples to Bradington-Young’s expanding dealer base; and, 4) higher legal and professional expenses incurred to comply with the corporate governance mandates brought about by the Sarbanes-Oxley Act of 2002. The dollar amounts of these expenses increased $1.6 million during the 2004 quarter, mainly due to having an additional month of expenses for Bradington-Young compared to the prior year and the increased expenses enumerated previously.

As a result of the above, operating income as a percentage of net sales declined to 8.7% in the 2004 quarterly period, compared to 11.4% for the 2003 first quarter. However, operating margins increased from 7.8% in the fourth quarter of 2003, an improvement that the Company expects to build upon if sales volume increases as anticipated during the upcoming quarter.

Interest expense decreased $150,000 to $493,000 during the first quarter of 2004 from $643,000 in the 2003 period due to lower debt levels.

The Company’s effective tax rate approximated 38.0% in the 2004 and 2003 first quarters.

First quarter 2004 net income decreased to $4.0 million, or $0.35 per share, compared to $5.0 million, or $0.44 per share in the comparable 2003 period.

Management’s Discussion and Analysis - Continued

Outlook

The Company expects performance in the second quarter to be positively impacted by three factors. First, inventory levels of imported products have not been sufficient to capitalize on the greater-than-anticipated increase of incoming orders. While the Company adjusted inventory purchase rates upward late last summer in response to the increased demand, import inventory receipts did not increase enough to begin shipping backlog until February 2004. The Company expects continued strong receipt of imported wood furniture through the second quarter, which should allow improved shipments and return backlogs to normal levels by the end of the second quarter.

Secondly, while the Company was able to increase planned work schedules for domestic wood manufacturing beginning in January 2004, the full impact of that change will not be realized until the second quarter. Since increasing work schedules the Company has experienced lower production costs as a percentage of net sales in its domestic wood manufacturing operations. Profitability should benefit from these improvements during the upcoming quarter.

Finally, the Company believes the outlook for increased upholstered furniture sales in the near term is bright. As the Company continues to increase upholstery production and realize the benefits of integrating the Hooker Furniture and Bradington-Young sales forces, it expects to see increased sales and profits from Bradington-Young. In the intermediate term, the Company believes that the infrastructure is in place to meet anticipated increased demand with additions to the Bradington-Young labor force.

The Company has an optimistic outlook as it enters the second quarter. Retail is continuing to recover. Incoming order rates are strong. The Company expects net sales to increase 8% to 12% in the 2004 second quarter compared to last year’s second quarter as it expects to ship a large portion of its imported product order backlog and better capitalize on the brisk incoming order rate.

Although the Company expects margins to improve on sales of its manufactured products during the second quarter of 2004 compared to the 2004 first quarter, margins on sales of imported goods will likely remain flat. Additionally, the Company expects higher selling and administrative expenses for the 2004 second quarter compared to the same 2003 period in order to support the increased sales growth and fund regulatory compliance under the Sarbanes-Oxley Act of 2002.

Financial Condition, Liquidity and Capital Resources

Balance Sheet and Working Capital

As of February 29, 2004, assets totaled $171.4 million, increasing from $167.1 million at November 30, 2003 principally as a result of increased purchases of imported products inventory. Shareholders’ equity at February 29, 2004 was $120.5 million, compared to $116.3 million at November 30, 2003. The Company’s long-term debt, including current maturities, was $29.1 million at February 29, 2004, decreasing from $30.8 million at November 30, 2003 as a result of scheduled debt amortization.

Working capital increased to $78.6 million as of February 29, 2004, from $74.8 million at the end of fiscal 2003, reflecting the net effect of a $5.7 million increase in current assets partially offset by a $2.0 million increase in current liabilities. The increase in current assets includes increases of $3.1 million in inventories, $1.5 million in cash, and $1.1 million in trade accounts receivable and other assets. The increase in current liabilities is due to an increase of $1.8 million in accrued income taxes not yet due to

Management’s Discussion and Analysis - Continued

be paid and $1.4 million in trade accounts payable and other accrued expenses, partially offset by a decrease of $1.2 million in accrued salaries, wages and benefits.

Cash Flows – Operating, Investing and Financing Activities

During the three months ended February 29, 2004, cash generated from operations ($4.5 million), funded the repayment of long-term debt ($1.7 million), an increase in available cash ($1.5 million), dividend payments ($697,000) and capital expenditures (net, $596,000).

During the three months ended February 28, 2003, proceeds from borrowings ($30.5 million) and cash generated from operations ($6.0 million) funded the acquisition of Bradington-Young ($20.4 million, net of cash acquired), repayment of long-term debt ($10.8 million, including the repayment of $4.1 million of debt assumed in the Bradington-Young acquisition), a payment to terminate an interest rate swap agreement ($3.0 million), capital expenditures ($922,000), an increase in available cash ($827,000), and dividend payments ($570,000).

Cash generated from operations of $4.5 million during the 2004 period decreased $1.5 million from $6.0 million in the 2003 period. The decrease was due to higher payments to suppliers and employees, partially offset by lower interest and income tax payments and higher payments received from customers. Payments to suppliers and employees increased $4.2 million, principally to fund increased purchases of imports, an additional month of Bradington-Young upholstery production and operating costs compared to the prior year, and higher selling and administrative expenses. Cash received from customers increased $1.1 million as a result of higher sales of imported wood furniture and having an additional month of Bradington-Young upholstery shipments compared to the prior year. Tax payments decreased $1.2 million due to lower levels of taxable income and differences in the timing of required payments due in each respective period.

Investing activities used $596,000, net during the 2004 period compared to $21.3 million in the 2003 quarter. The Company acquired Bradington-Young in January 2003 for a cash payment of $20.4 million (net of cash acquired). Purchases of plant, equipment and other assets to maintain and enhance the Company’s facilities and business operating systems declined $314,000 to $608,000 in the 2004 first quarter compared with $922,000 in the 2003 period.

The Company used cash of $2.4 million for financing activities in the 2004 period compared to generating cash of $16.2 million from financing activities in the 2003 first quarter. During the 2004 quarter, the Company repaid long-term debt in the amount of $1.7 million and paid cash dividends of $697,000. During the 2003 period, the Company borrowed $25.0 million in bank debt to finance the purchase of Bradington-Young and $5.5 million under its revolving credit line. Also during the 2003 quarter, the Company repaid $6.7 million under its revolving credit line and term loan, repaid $4.1 million of debt assumed in the Bradington-Young acquisition, paid $3.0 million to terminate an interest rate swap agreement and paid dividends of $570,000.

Swap Agreements

The aggregate fair market value of the Company’s swap agreements decreases when interest rates decline and increases when interest rates rise. Interest rates declined during the 2004 first quarter. The aggregate decrease in the fair market value of the effective portion of the agreements of $2.0 million after tax ($3.2 million pretax) as of February 29, 2004, and $1.9 million after tax ($3.0 million pretax) as of November 30,

Management’s Discussion and Analysis - Continued

2003, is reflected under the caption “accumulated other comprehensive loss” in the consolidated balance sheets.

Debt Covenant Compliance

The credit facility for the Company’s revolving credit line and Term Loans A and B contains, among other things, financial covenants as to minimum tangible net worth, debt service coverage, the ratio of funded debt to earnings before interest, taxes, depreciation, and amortization, and maximum capital expenditures. The Company was in compliance with these covenants as of February 29, 2004.

Liquidity and Capital Expenditures

As of February 29, 2004, the Company had $13.7 million available under its revolving credit line to fund working capital needs, and $26.1 million available under additional committed and uncommitted lines of credit, to support the issuance of letters of credit. The Company believes it has the financial resources (including available cash, expected cash flow from operations, and lines of credit) needed to meet business requirements for the foreseeable future, including capital expenditures, working capital, purchases under the stock repurchase program, and dividends on the Company’s common stock. Cash flow from operations is highly dependent on order rates and the Company’s operating performance. The Company expects to spend an aggregate of $3.0 to $4.0 million in capital expenditures during fiscal 2004 to maintain and enhance its facilities and operating systems.

Dividends and Stock Repurchase Program

At its March 30, 2004 meeting, the Board of Directors of Hooker Furniture Corporation declared a cash dividend of $0.06 per share, payable on May 28, 2004 to shareholders of record May 14, 2004.

In 2001, the Company’s Board of Directors authorized the repurchase of up to an aggregate $5.2 million of the Company’s common stock. Repurchases may be made from time to time in the open market, or in privately negotiated transactions, at prevailing market prices that the Company deems appropriate. No shares of common stock were purchased by the Company during the 2004 first quarter. Through February 29, 2004, the Company had repurchased approximately 584,000 shares at a total cost of $2.5 million or an average of $4.29 per share. Based on the market value of the common stock as of February 27, 2004 the remaining $2.7 million of the authorization would allow the Company to repurchase approximately 0.7% of the 14.5 million shares outstanding, or 1.0% of the Company’s outstanding shares excluding the 4.2 million shares held by the ESOP.

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

Management’s Discussion and Analysis - Continued

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

The Company’s obligations under its lines of credit, industrial revenue bonds and term loans, all bear interest at variable rates. The Company’s outstanding debt (including current maturities) as of February 29, 2004, amounted to $6.4 million under the industrial revenue bonds, $16.9 million under Term Loan A and $5.8 million under Term Loan B. As of February 29, 2004, no balance was outstanding under the Company’s revolving credit line. The Company has entered into interest rate swap agreements that, in effect, fix the rate of interest on the industrial revenue bonds at 4.7% through 2006 and Term Loan A at 4.1% through 2010. A fluctuation in market interest rates of one percentage point (or 100 basis points) would not have a material impact on the Company’s results of operations or financial condition.

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

Based on their most recent review, which was made as of the end of the Company’s fiscal quarter ended February 29, 2004, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure and are effective to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Except for the corrective measures discussed in the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2003, there have been no changes in the Company’s internal control over financial reporting for the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 5.	Other Information

Set forth below is the Company’s income before interest and taxes, or EBIT, and income before interest, taxes, depreciation and amortization, or EBITDA, for the three-month periods ended February 29, 2004 and February 28, 2003. This information has been derived from the Company’s consolidated financial statements. For each period presented, EBIT and EBITDA have been reconciled to the Company’s net income. The Company provides these non-GAAP measures because it believes they are widely accepted financial indicators of the Company’s liquidity. This information should be read in conjunction with the Financial Statements, including the related Notes, and Management’s Discussion and Analysis included elsewhere in this quarterly report on Form 10-Q and in the Company’s annual report on Form 10-K for the year ended November 30, 2003.

	For the Three Months Ended
	February 29, 2004	February 28, 2003
Net income	$4,040	$4,991
Income taxes	2,475	3,057
Interest expense	493	643

Income before interest and income taxes	7,008	8,691
Depreciation and amortization	1,893	2,031

Income before interest, income taxes, depreciation, and amortization	$8,901	$10,722

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits

10.1*	Form of Executive Life Insurance Agreement dated December 31, 2003, between the Company and certain of its executive officers**

10.2*	Form of Benefit Termination Agreement dated December 31, 2003, between the Company and certain of its executive officers**

10.3*	Supplemental Retirement Income Plan effective as of December 1, 2003**

31.1*	Rule 13a-14(a) Certification of the Company’s principal executive officer

31.2*	Rule 13a-14(a) Certification of the Company’s principal financial officer

32.1*	Rule 13a-14(b) Certification of the Company’s principal executive officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Rule 13a-14(b) Certification of the Company’s principal financial officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K

Form 8-K, dated December 23, 2003 and furnished to the SEC on December 30, 2003, reporting the Company’s results of operations for fiscal year 2003 and the fourth quarter of fiscal year 2003

*	Filed herewith

**	Management contract or compensatory plan

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOOKER FURNITURE CORPORATION

Date: April 5, 2004	By:	/s/ R. Gary Armbrister

R. Gary Armbrister Chief Accounting Officer (Principal Accounting Officer)