Form 10-Q
period 2004-05-31
HOOKER FURNITURE CORP
filed 2004-07-08
CIK 1077688

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended May 31, 2004

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of July 7, 2004.

Common stock, no par value	14,475,300
(Class of common stock)	(Number of shares)

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

HOOKER FURNITURE CORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATED BALANCE SHEETS

(In thousands, including share data)

	May 31, 2004	November 30, 2003
Assets
Current assets
Cash and cash equivalents	$15,816	$14,859
Trade accounts receivable, less allowance for doubtful accounts of $1,101 and $991 on each respective date	37,588	37,601
Inventories	52,865	42,442
Prepaid expenses and other current assets	3,536	3,924

Total current assets	109,805	98,826
Property, plant and equipment, net	51,256	53,582
Goodwill	2,396	2,396
Intangible assets	4,852	4,940
Other assets	8,589	7,355

Total assets	$176,898	$167,099

Liabilities and Shareholders’ Equity
Current liabilities
Trade accounts payable	$7,729	$6,945
Accrued salaries, wages and benefits	6,237	5,476
Other accrued expenses	4,177	2,920
Current maturities of long-term debt	8,445	8,671

Total current liabilities	26,588	24,012
Long-term debt, excluding current maturities	18,975	22,166
Deferred compensation	2,914	3,094
Other long-term liabilities	1,593	1,563

Total liabilities	50,070	50,835

Shareholders’ equity
Common stock, no par value, 20,000 shares authorized, 14,475 shares issued and outstanding on each respective date	6,078	4,609
Unearned ESOP shares, 2,780 and 2,870 shares on each respective date	(17,374)	(17,935)
Retained earnings	139,628	131,468
Accumulated other comprehensive loss	(1,504)	(1,878)

Total shareholders’ equity	126,828	116,264

Total liabilities and shareholders’ equity	$176,898	$167,099

The accompanying notes are an integral part of the consolidated financial statements.

HOOKER FURNITURE CORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	Three Months Ended May 31,		Six Months Ended May 31,
	2004	2003	2004	2003
Net sales	$91,490	$80,115	$169,712	$154,590
Cost of sales	66,004	59,473	123,814	113,426

Gross profit	25,486	20,642	45,898	41,164
Selling and administrative expenses	16,161	14,401	29,733	26,422
Restructuring and related asset impairment charge		1,470		1,470

Operating income	9,325	4,771	16,165	13,272
Other income, net	84	86	252	276

Income before interest and income taxes	9,409	4,857	16,417	13,548
Interest expense	517	671	1,010	1,314

Income before income taxes	8,892	4,186	15,407	12,234
Income taxes	3,378	1,591	5,853	4,648

Net income	$5,514	$2,595	$9,554	$7,586

Basic and diluted earnings per share	$.47	$.23	$.82	$.66

Weighted average shares outstanding	11,779	11,500	11,629	11,448

The accompanying notes are an integral part of the consolidated financial statements.

HOOKER FURNITURE CORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended
	May 31, 2004	May 31, 2003
Cash flows from operating activities
Cash received from customers.	$169,919	$157,231
Cash paid to suppliers and employees	(157,184)	(139,891)
Income taxes paid, net	(5,877)	(7,965)
Interest paid, net	(631)	(1,135)

Net cash provided by operating activities	6,227	8,240

Cash flows from investing activities
Purchase of property, plant and equipment	(1,371)	(2,451)
Acquisition of Bradington-Young, net of cash acquired		(22,140)
Collection on note issued for the sale of Kernersville	900
Proceeds from the sale of property and equipment	12

Net cash used in investing activities	(459)	(24,591)

Cash flows from financing activities
Proceeds from long-term debt		76,319
Payments on long-term debt	(3,417)	(54,876)
Payment to terminate an interest rate swap agreement		(3,001)
Cash dividends paid	(1,394)	(1,196)

Net cash (used in) provided by financing activities	(4,811)	17,246

Net increase in cash and cash equivalents	957	895
Cash and cash equivalents at beginning of period	14,859	2,316

Cash and cash equivalents at end of period	$15,816	$3,211

Reconciliation of net income to net cash provided by operating activities:
Net income	$9,554	$7,586
Depreciation and amortization	3,838	4,221
Non-cash ESOP cost	2,030	1,182
Restructuring and related asset impairment charge		1,470
(Gain) loss on disposal of property and equipment	(11)	5
Provision for doubtful accounts	378	419
Changes in assets and liabilities, net of effects of acquisition:
Trade accounts receivable	(365)	1,948
Inventories	(10,423)	701
Prepaid expenses and other current assets	(2,028)	(1,161)
Trade accounts payable	784	(3,593)
Accrued salaries, wages and benefits	761	(1,290)
Accrued income taxes	(209)	(3,169)
Other accrued expenses	2,068	(2,768)
Other long-term liabilities	(150)	2,689

Net cash provided by operating activities	$6,227	$8,240

The accompanying notes are an integral part of the consolidated financial statements.

HOOKER FURNITURE CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in tables in thousands unless otherwise indicated)

For the Quarterly Period Ended May 31, 2004

1. Preparation of Interim Financial Statements

The consolidated financial statements of Hooker Furniture Corporation (referred to as “Hooker” or the “Company”) have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, these statements include all adjustments necessary for a fair presentation of the results of all interim periods reported herein. All such adjustments are of a normal recurring nature. Certain information and footnote disclosures prepared in accordance with U.S. generally accepted accounting principles are condensed or omitted pursuant to SEC rules and regulations. However, management believes that the disclosures made are adequate for a fair presentation of results of operations and financial position. Operating results for the interim periods reported herein may not be indicative of the results expected for the year. These financial statements should be read in conjunction with the financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2003.

2. Inventories

	May 31, 2004	November 30, 2003
Finished furniture	$50,211	$40,413
Furniture in process	2,846	2,538
Materials and supplies	11,380	10,668

Inventories at FIFO	64,437	53,619
Reduction to LIFO basis	11,572	11,177

Inventories	$52,865	$42,442

3. Property, Plant and Equipment

	May 31, 2004	November 30, 2003
Buildings	$49,887	$49,738
Machinery and equipment	48,462	48,506
Furniture and fixtures	25,661	24,849
Other	3,659	3,537

Total depreciable property at cost	127,669	126,630
Less accumulated depreciation	78,700	75,335

Total depreciable property, net	48,969	51,295
Land	2,287	2,287

Property, plant and equipment, net	$51,256	$53,582

Notes to Unaudited Consolidated Financial Statements - Continued

4. Intangible Assets

	May 31, 2004	November 30, 2003
Amortizable
Non-compete agreement	$700	$700
Less accumulated amortization	248	160

Net carrying value	$452	$540

Non-amortizable
Trade names and trademarks	4,400	4,400

Intangible assets	$4,852	$4,940

5. Long-Term Debt

	May 31, 2004	November 30, 2003
Term loan A	$16,420	$17,387
Term loan B	4,600	7,050
Industrial revenue bonds	6,400	6,400

Total long-term debt outstanding	27,420	30,837
Less current maturities	8,445	8,671

Long-term debt, less current maturities	$18,975	$22,166

No amounts were outstanding under the Company’s revolving credit line on May 31, 2004 or November 30, 2003.

In May 2004, the Company renewed a $20.0 million committed line of credit that is utilized for the issuance of letters of credit, which collateralize its imported inventory purchases.

6. Restructuring Accrual

	Severance and Related Benefits	Other	Total
Balance at November 30, 2003	$43	$50	$93
Health insurance premiums received, net of claims paid	3		3

Balance at May 31, 2004	$46	$50	$96

7. Changes to Executive Compensation Arrangements

In December 2003, in connection with implementing provisions of the Sarbanes-Oxley Act of 2002, the Company modified certain executive compensation arrangements for certain executives of the Company. The modifications were accomplished through the termination of existing salary continuation agreements and split-dollar life insurance agreements and the adoption of a new life insurance program and a new supplemental executive retirement plan which cover each of these executives. In addition, each executive transferred to the Company his ownership interest in the life insurance policy or policies underlying his

Notes to Unaudited Consolidated Financial Statements - Continued

split-dollar life insurance agreement and each executive received a cash payment from the Company equal to the amount of premiums the executive had previously paid with respect to the life insurance policy or policies underlying his split-dollar life insurance agreement.

The new life insurance program provides death benefit protection for each executive during employment. Coverage under the program automatically terminates when the executive terminates employment with the Company for any reason, other than death, or when the executive attains age 65, whichever occurs first. The policies funding the new life insurance program are owned by the Company. The cash surrender value of those life insurance policies amounted to $1.1 million as of May 31, 2004.

The new supplemental executive retirement plan provides for a monthly supplemental retirement benefit based on the executive’s final average monthly compensation as defined in the plan, payable for a 15-year period following the executive’s termination of employment, subject to a vesting schedule that may vary for each participant in the plan. In addition, the monthly retirement benefit for each participant in the plan, regardless of age, will become fully vested and the present value of all plan benefits will be paid to participants in a lump sum upon a change in control of the Company (as defined in the plan). Benefits are payable from the general assets of the Company. The Company accounts for its obligation to each participant on the accrual basis. The aggregate liability for all participants under the supplemental executive retirement plan amounted to $716,000 as of May 31, 2004.

8. Other Comprehensive Income

	Three Months Ended May 31,		Six Months Ended May 31,
	2004	2003	2004	2003
Net income	$5,514	$2,595	$9,554	$7,586

Gain (loss) on interest rate swaps	394	(935)	(70)	(2,215)
Portion of swaps’ fair value reclassified to interest expense	349	341	673	763

Other comprehensive gain (loss) before tax	743	(594)	603	(1,452)
Income tax benefit (expense)	(282)	226	(229)	552

Other comprehensive income (loss), net of tax	461	(368)	374	(900)

Comprehensive income	$5,975	$2,227	$9,928	$6,686

The amount reclassified to interest expense includes a gain of $14,000 and a gain of $16,000 for the three month and six-month periods ended May 31, 2004, respectively, related to the ineffective portion of the interest rate swap agreements.

The amount reclassified to interest expense includes a gain of $98,000 for the six-month period ended May 31, 2003, related to the ineffective portion of the interest rate swap agreements. There was no gain or loss recorded for the ineffective portion of the interest rate swap agreements for the three month period ended May 31, 2003.

9. Employee Stock Ownership Plan Cost

The Company records non-cash Employee Stock Ownership Plan (“ESOP”) cost for the number of shares that it commits to release to eligible employees based on the average market price of the Company’s common stock during each respective period. “Unearned ESOP shares” in shareholders’ equity is reduced by the Company’s aggregate cost basis in the shares committed to be released. “Common stock” is increased by the aggregate difference between the average market price and the cost basis of these shares. The Company committed to release 44,800 shares during the second quarter of fiscal 2004, having a cost basis of $6.25 per share and an average market price of $22.64 per share, and 89,700 shares during the 2004 first half having a cost basis of $6.25 per share and an average market price of $22.63 per share. ESOP cost is allocated between “cost of sales” and “selling and administrative expenses” based on employee compensation.

Item	2. Management’s Discussion and Analysis

Overview

The Company’s operations during the 2004 second quarter were principally impacted by the following factors:

•	Sales growth in imported wood furniture fueled by improved inventory availability and supported by continued strong incoming order rates;

•	Sales growth for upholstered furniture driven by an expanded sales force and distribution network;

•	Improved gross profit margin for imported wood furniture resulting from lower inbound freight and other transit-related costs as a percentage of sales and lower levels of price discounting;

•	Improved gross profit margin for upholstered furniture driven by lower material, labor and overhead costs as a percentage of sales resulting principally from higher unit volume;

•	Declining demand for domestically-produced wood furniture and capacity-related cost issues in the Company’s domestic wood furniture manufacturing operations;

•	Higher selling and administrative expenses leveraged against higher sales, resulting in improved operating margin; and,

•	The employment of additional resources to comply with new regulatory mandates initiated by the Sarbanes-Oxley Act of 2002, the Securities and Exchange Commission and NASDAQ.

The U.S. economy continues to grow. The Company has benefited from this growth through increased demand for its imported wood and upholstered furniture products. However, competition from lower priced foreign imports continues to affect demand for domestically produced wood furniture.

Management’s Discussion and Analysis - Continued

Results of Operations

The following table sets forth the percentage relationship to net sales of certain items included in the statements of income:

	Three Months Ended May 31,		Six Months Ended May 31,
	2004	2003	2004	2003
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	72.1	74.2	73.0	73.4

Gross profit	27.9	25.8	27.0	26.6
Selling and administrative expenses	17.7	18.0	17.5	17.0
Restructuring and related asset impairment charge		1.8		1.0

Operating income	10.2	6.0	9.5	8.6
Other income, net	0.1	0.1	0.2	0.2

Income before interest and income taxes	10.3	6.1	9.7	8.8
Interest expense	0.6	0.9	0.6	0.9

Income before income taxes	9.7	5.2	9.1	7.9
Income taxes	3.7	2.0	3.5	3.0

Net income	6.0%	3.2%	5.6%	4.9%

Net sales for the second quarter ended May 31, 2004 increased $11.4 million, or 14.2%, to $91.5 million from $80.1 million in the second quarter of 2003. Shipments of imported wood furniture increased $10.1 million, or 26.2%, to $48.5 million in the 2004 second quarter compared with $38.4 million in the same 2003 period. Shipments from leather upholstery specialist Bradington-Young accounted for $15.3 million in net sales during the 2004 three-month period, an increase of $3.1 million, or 25.2%, compared to $12.2 million during the 2003 second quarter. The increases in net sales for imported wood and upholstered furniture are principally due to higher unit volume. Second quarter 2004 shipments of the Company’s domestically produced wood furniture declined $1.8 million, or 6.0%, to $27.7 million from $29.5 million in the year earlier quarter, principally due to lower unit volume. For the 2004 second quarter, average selling prices increased for imported wood furniture products, but declined for domestically manufactured wood and upholstered furniture, compared to the 2003 second quarter. Average selling prices decreased for domestically produced wood and upholstery products primarily due to a higher proportion of lower-priced items. In addition, average selling prices for domestic wood furniture were lower as a result of competitive pressure from lower priced imports to value price these products. Overall, average selling prices increased for the 2004 second quarter compared to the same 2003 period.

For the first half of 2004, the Company reported net sales of $169.7 million, an increase of $15.1 million, or 9.8%, compared to $154.6 million in the 2003 first half. Imported wood furniture shipments increased $13.9 million, or 19.0%, to $87.1 million in the 2004 first half compared to $73.2 million in the 2003 six-month period. The increase in shipments of imported wood furniture is principally due to higher unit volume. Shipments from Bradington-Young accounted for $27.5 million in net sales during the first six months of 2004 compared to $20.9 million during the five months following its acquisition by the Company at the beginning of January 2003. First half 2004 shipments of the Company’s domestically produced wood furniture declined $5.4 million, or 9.0%, to $55.1 million from $60.5 million in the first half of 2003. For the 2004 first half, average selling prices increased for imported wood and for upholstered furniture products compared to the 2003 first half. However, overall, average selling prices decreased due to the higher proportion of lower-priced imported products shipped and a decline in average selling prices for domestically manufactured wood furniture.

Management’s Discussion and Analysis - Continued

Gross profit margin increased to 27.9% of net sales in the 2004 second quarter compared to 25.8% in the 2003 second quarterly period and increased to 27.0% of net sales in the 2004 first half compared to 26.6% in the first half of 2003. Improved margins on imported wood furniture and Bradington-Young upholstered furniture drove the improvement. Imported wood furniture margins improved as a result of lower inbound freight and other transit-related costs as well as lower levels of promotional discounting than in the prior year quarter. Bradington-Young’s margins improved principally as a result of lower raw material costs as a percentage of sales. Also, Bradington-Young’s labor and overhead costs as a percentage of sales declined as a result of higher sales volume. Additionally, the increased proportion of imported furniture shipments helped to improve gross profit margin in the 2004 periods since these products typically carry higher gross profit margins than do domestically manufactured products (however imported furniture typically requires a higher level of sourcing, warehousing and distribution costs, which are reflected in selling and administrative expenses, compared to domestically produced furniture).

Gross profit margin for domestic wood furniture declined during the 2004 second quarter compared with the same 2003 period. Lower overhead and other costs as a percentage of sales, resulting from the closing of the Kernersville, N.C. manufacturing facility in August 2003, were more than offset by increasing production costs as a percentage of sales, resulting from continued declines in order rates. In addition, the Company continues to experience competitive pressure from lower priced imports to value price domestically produced wood furniture.

Selling and administrative expenses increased $1.8 million to $16.2 million in the second quarter of 2004 from $14.4 million in the 2003 quarterly period. For the first half of 2004, selling and administrative expenses increased $3.3 million to $29.7 million compared with $26.4 million for the 2003 six-month period. The increases in the 2004 periods are principally due to:

•	higher selling, warehousing and distribution costs to support higher import sales;

•	increased sales and marketing expenses to support higher upholstery sales; and

•	higher legal and professional expenses incurred to comply with the corporate governance mandates brought about by the Sarbanes-Oxley Act of 2002.

Selling and administrative expenses for the 2003 first half includes only five months of operating expenses for Bradington-Young following its acquisition by the Company at the beginning of January 2003 compared to six months of operating expenses during the 2004 first half. As a percentage of net sales, selling and administrative expenses decreased to 17.7% in the 2004 second quarter from 18.0% in the same 2003 period as a result of higher net sales in the 2004 period. Selling and administrative expenses increased to 17.5% of net sales in the 2004 first half compared to 17.0% in the 2003 six-month period principally as a result of the increased expenses described in the previous paragraph.

The non-cash cost of the Company’s Employee Stock Ownership Plan (“ESOP”) for the 2004 second quarter increased $306,000 to $1.0 million compared to $709,000 in the second quarter of 2003. For the first half of 2004, non-cash ESOP cost increased $848,000 to $2.0 million from $1.2 million in the same 2003 period. The Company records non-cash ESOP cost for the number of shares that it commits to release to eligible employees based on the average market price of the Company’s common stock during each respective period. The increase in both 2004 periods is principally attributed to the increase in the average market price of the Company’s common stock as compared to the prior year periods. The cost of

Management’s Discussion and Analysis - Continued

the plan is allocated to cost of goods sold and selling and administrative expenses based on employee compensation. Substantially all of Bradington-Young’s employees became eligible to participate in the ESOP plan effective January 1, 2004, consequently no ESOP cost was allocated to Bradington-Young during 2003.

Profitability for the 2003 three and six-month periods was negatively impacted by a special $1.5 million pretax ($911,000 after tax, or $0.08 per share) restructuring and asset impairment charge related to the closing and sale of the Company’s Kernersville, N.C. manufacturing facility in 2003. This pretax restructuring charge reduced operating margin by 1.8% of net sales in the 2003 three-month period and by 1.0% of net sales for the 2003 first half.

Interest expense decreased $154,000 to $517,000 during the second quarter of 2004 from $671,000 in the 2003 period. For the 2004 first half, interest expense decreased $304,000 to $1.0 million from $1.3 million in the 2003 first half. The decreases in both 2004 periods are principally due to a $15.0 million debt prepayment made by the Company in the fourth quarter of 2003.

The Company’s effective tax rate approximated 38.0% in the 2004 and 2003 periods.

Second quarter 2004 net income increased to $5.5 million, or $0.47 per share, compared to $2.6 million, or $0.23 per share, in the comparable 2003 period. Net income for the 2004 first half increased to $9.6 million, or $0.82 per share, compared to $7.6 million, or $0.66 per share, in the 2003 first half.

Outlook

The Company is optimistic about the 2004 third quarter, expecting an 8%-12% sales increase compared to the 2003 third quarter. Order backlog for imported wood furniture and domestically produced upholstery has improved and the backlog of domestically produced wood furniture is comparable to last year at this time. The Company also experienced favorable dealer reaction to its imported furniture and upholstered furniture introductions at the April 2004 International Furniture Market. The Company continues to carefully monitor domestic wood furniture production schedules and capacity utilization in light of current order rates.

In June 2004, the U.S. Department of Commerce made an initial ruling that Chinese manufacturers are dumping wood bedroom furniture in the U.S. market and imposed preliminary duties on those imports. The Company imports certain lines of wood bedroom furniture and produces other lines in its domestic plants. Imported wood bedroom furniture accounts for less than 4% of the Company’s net sales. Based on its preliminary review, the Company does not believe that the imposition of the duties announced by the U.S. Department of Commerce on wood bedroom furniture imported from China will have a material affect on the Company’s sales or profitability.

Financial Condition, Liquidity and Capital Resources

Balance Sheet and Working Capital

As of May 31, 2004, assets totaled $176.9 million, increasing from $167.1 million at November 30, 2003 principally as a result of increased purchases of imported products inventory. Shareholders’ equity at May 31, 2004 was $126.8 million, compared to $116.3 million at November 30, 2003. The Company’s long-term debt, including current maturities, was $27.4 million at May 31, 2004, decreasing from $30.8 million at November 30, 2003 as a result of scheduled debt payments.

Management’s Discussion and Analysis - Continued

Working capital increased to $83.2 million as of May 31, 2004, from $74.8 million at the end of fiscal 2003, reflecting the net effect of an $11.0 million increase in current assets (principally an increase in inventories) partially offset by a $2.6 million increase in current liabilities. The increase in current liabilities is principally due to increases in other accrued expenses and accrued salaries, wages and benefits.

Cash Flows – Operating, Investing and Financing Activities

During the six months ended May 31, 2004, cash generated from operations ($6.2 million) and the proceeds from the collection of a note receivable ($900,000), issued in connection with the November 2003 sale of the Kernersville, N.C., manufacturing facility, funded the repayment of long-term debt ($3.4 million), dividend payments ($1.4 million), capital expenditures (net of disposals, $1.4 million) and an increase in available cash and cash equivalents ($957,000).

During the six months ended May 31, 2003, proceeds from borrowings ($76.3 million) and cash generated from operations ($8.2 million), funded the acquisition of Bradington-Young ($22.1 million, net of cash acquired), the refinancing and repayment of long-term debt ($54.9 million, including the repayment of $4.1 million of debt assumed in the Bradington-Young acquisition), a payment to terminate an interest rate swap agreement ($3.0 million), capital expenditures ($2.5 million), dividend payments ($1.2 million) and an increase in available cash and cash equivalents ($895,000).

Cash generated from operations of $6.2 million during the 2004 six-month period decreased $2.0 million from $8.2 million in the 2003 period. The decrease was due to higher payments to suppliers and employees, partially offset by higher payments received from customers and lower income tax and interest payments. Payments to suppliers and employees increased $17.3 million, principally to fund increased purchases of imported wood furniture and higher production levels of upholstered furniture (including an additional month of Bradington-Young upholstery production and operating costs compared to the prior year), and higher selling and administrative expenses. Cash received from customers increased $12.7 million as a result of higher sales of imported wood furniture and higher sales of upholstered furniture (including an additional month of Bradington-Young upholstery shipments compared to the prior year). Tax payments decreased $2.1 million due to differences in the timing of required payments due in each respective period.

Investing activities used $459,000, net, during the 2004 six-month period compared to $24.6 million in the 2003 period. The Company acquired Bradington-Young in January 2003 for cash payments of $22.1 million (net of cash acquired). Purchases of plant, equipment and other assets to maintain and enhance the Company’s facilities and business operating systems declined $1.1 million to $1.4 million in the 2004 second quarter compared with $2.5 million in the 2003 period. During the 2004 second quarter, the Company collected $900,000 on a note receivable issued in connection with the November 2003 sale of the Kernersville, N.C. manufacturing facility.

The Company used cash of $4.8 million for financing activities in the 2004 period compared to generating cash of $17.2 million from financing activities in the 2003 period. During the 2004 period, the Company repaid long-term debt in the amount of $3.4 million and paid cash dividends of $1.4 million.

During the 2003 period, the Company borrowed (i) $42.8 million under new term loan agreements ($18.3 million under “Term Loan A” and $24.5 million under “Term Loan B”) to complete the refinancing of its long-term debt in April 2003, (ii) $26.7 million to fund the purchase of Bradington-Young and to repay

Management’s Discussion and Analysis - Continued

debt assumed in the acquisition, and (iii) $6.8 million under its revolving credit line to fund other operating, investing, and financing cash flow activities. Also during the 2003 period, the Company repaid (i) $17.8 million under an existing term loan and the $25.0 million in bank debt used to acquire Bradington-Young, primarily in connection with refinancing its long-term debt, (ii) $8.0 million under its revolving credit line, and (iii) $4.1 million of debt assumed in the Bradington-Young acquisition. The Company also paid $3.0 million to terminate an interest rate swap agreement and paid dividends of $1.2 million during the 2003 six-month period.

Swap Agreements

The aggregate fair market value of the Company’s swap agreements decreases when interest rates decline and increases when interest rates rise. The aggregate decrease in the fair market value of the effective portion of the agreements of $1.5 million after tax ($2.4 million pretax) as of May 31, 2004, and $1.9 million after tax ($3.0 million pretax) as of November 30, 2003, is reflected under the caption “accumulated other comprehensive loss” in the consolidated balance sheets. See Note 8 to the Financial Statements included in this report for a discussion of the effect on comprehensive income of changes in the fair market value of the Company’s swap agreements.

Debt Covenant Compliance

The credit facility for the Company’s revolving credit line and Term Loans A and B contains, among other things, financial covenants as to minimum tangible net worth, debt service coverage, the ratio of funded debt to earnings before interest, taxes, depreciation, and amortization, and maximum capital expenditures. The Company was in compliance with these covenants as of May 31, 2004.

Liquidity and Capital Expenditures

As of May 31, 2004, the Company had $13.7 million available under its revolving credit line to fund working capital needs, and $30.3 million available under additional committed and uncommitted lines of credit, to support the issuance of letters of credit. The Company believes it has the financial resources (including available cash and cash equivalents, expected cash flow from operations, and lines of credit) needed to meet business requirements for the foreseeable future, including capital expenditures, working capital, repurchases of common stock under the Company’s stock repurchase program, and dividends on the Company’s common stock. Cash flow from operations is highly dependent on order rates and the Company’s operating performance. The Company expects to spend an aggregate of $1.6 to $2.6 million in capital expenditures during the remainder of fiscal 2004 to maintain and enhance its facilities and operating systems.

Dividends

At its June 23, 2004 meeting, the board of directors of Hooker Furniture Corporation declared a cash dividend of $0.06 per share, payable on August 31, 2004 to shareholders of record August 16, 2004.

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

Management’s Discussion and Analysis - Continued

These statements reflect the Company’s reasonable judgment with respect to future events and are subject to risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Those risks and uncertainties include but are not limited to:

•	the cyclical nature of the furniture industry;

•	domestic and international competition in the furniture industry;

•	general economic or business conditions, both domestically and internationally;

•	fluctuations in the price of key raw materials, including lumber and leather;

•	supply disruptions or delays affecting imported products;

•	adverse political acts or developments in, or affecting, the international markets from which the Company imports products, including duties or tariffs imposed on products imported by the Company;

•	fluctuations in foreign currency exchange rates affecting the price of the Company’s imported products; and

•	capital costs.

Item	3. Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risk from changes in interest rates and foreign currency exchange rates, which could impact its results of operations and financial condition. The Company manages its exposure to these risks through its normal operating and financing activities and through the use of interest rate swap agreements with respect to interest rates.

The Company’s obligations under its lines of credit, industrial revenue bonds and term loans, all bear interest at variable rates. The Company’s outstanding debt (including current maturities) as of May 31, 2004, amounted to $6.4 million under the industrial revenue bonds, $16.4 million under Term Loan A and $4.6 million under Term Loan B. As of May 31, 2004, no balance was outstanding under the Company’s revolving credit line. The Company has entered into interest rate swap agreements that, in effect, fix the rate of interest on the industrial revenue bonds at 4.7% through 2006 and Term Loan A at 3.8% through 2010. A fluctuation in market interest rates of one percentage point (or 100 basis points) would not have a material impact on the Company’s results of operations or financial condition.

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

Item 4. Controls and Procedures

In preparing for its initial Management’s Annual Report on Control Over Financial Reporting for the fiscal year ending November 30, 2004 (the “Report on Financial Reporting Controls”), the Company has been actively engaged in the review, documentation and testing of its internal control over financial reporting. During the quarter ended May 31, 2004, the Company identified what it considered to be a significant deficiency in internal controls that potentially could result in the recognition of revenue for certain sales of wood furniture prior to shipment. The Company has developed procedures to provide assurance that the revenue from those shipments will be recognized at the proper time. Those procedures will be implemented during July 2004.

Based on their most recent review, which was made as of the end of the Company’s fiscal quarter ended May 31, 2004, and taking into account the internal control deficiency discussed in the preceding paragraph and mitigating controls that were in place during the quarter, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure and are effective to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified in the Security and Exchange Commission’s rules and forms.

Also in connection with preparation for its Report on Financial Reporting Controls, the Company also identified and initiated a number of measures to improve the effectiveness of its internal control over financial reporting, during the quarter. In general, these measures included improved documentation, improved system access controls, additional segregation of duties, and documented reviews and approvals of work performed or procedures executed. These control improvements were not implemented in response to identified material weaknesses or significant deficiencies in internal control over financial reporting, but rather were taken to strengthen existing controls. The Company believes these control improvements, and additional control improvements the Company plans to implement, are reasonably likely to have, in the aggregate, a material positive effect on its internal control over financial reporting for future periods.

Other than the corrective measures and the control improvements discussed in the preceding paragraphs and corrective measures taken to address certain significant deficiencies discussed in the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2003, there have been no changes in the Company’s internal control over financial reporting for the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

HOOKER FURNITURE CORPORATION

PART II. OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds

In June 2001, the Company announced that its board of directors had authorized the repurchase of up to $3.0 million of the Company’s common stock and announced an increase in that authorization of $2.2 million in October 2001, for an aggregate authorization of $5.2 million. There is no expiration date for this authorization. Repurchases may be made from time to time in the open market, or in privately negotiated transactions, at prevailing market prices that the Company deems appropriate. No shares of common stock were repurchased by or on behalf of the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended) during the second quarter of 2004. Through May 31, 2004, the Company had repurchased approximately 584,000 shares at a total cost of $2.5 million or an average of $4.29 per share. Based on the market value of the common stock as of May 28, 2004, the remaining $2.7 million of the authorization would allow the Company to repurchase approximately 124,000 shares, or 0.9%, of the 14.5 million shares outstanding, or 1.2% of the Company’s outstanding shares excluding the 4.1 million shares held by the ESOP.

Item 4. Submission of Matters to a Vote of Security Holders

On March 30, 2004, the Company held its Annual Meeting of Shareholders. At the meeting, the following business was transacted:

The following directors of the Company were elected for a term of one year. The votes cast for the election of each director were:

Director	For	Withheld
Paul B. Toms, Jr.	13,158,389	768,275
Douglas C. Williams	13,159,905	766,759
J. Clyde Hooker	13,145,042	781,622
W. Christopher Beeler, Jr.	13,887,676	38,988
John L. Gregory, III	13,139,598	787,066
Irving M. Groves, Jr.	13,788,821	137,843
A. Frank Hooker, Jr.	13,007,919	918,745
Robert A. Taylor	13,914,227	12,437
L. Dudley Walker	13,919,222	7,442

The shareholders also ratified the selection of KPMG LLP as the Company’s independent registered public accounting firm for fiscal year 2004. The votes cast were:

For – 13,764,894	Against – 133,962	Abstain – 27,808

Item 5. Other Information

EBIT and EBITDA

Set forth below is the Company’s income before interest and income taxes, or EBIT, and income before interest, income taxes, depreciation and amortization, or EBITDA, for the three and six month periods ended May 31, 2004 and 2003. This information has been derived from the Company’s unaudited consolidated financial statements. For each period presented, EBIT and EBITDA have been reconciled to the Company’s net cash provided by operating activities. The Company provides these non-GAAP measures because it believes they are widely accepted financial indicators of the Company’s liquidity. This information should be read in conjunction with the Financial Statements, including the related Notes, and Management’s Discussion and Analysis included elsewhere in this quarterly report on Form 10-Q and in the Company’s annual report on Form 10-K for the year ended November 30, 2003.

	For the Three Months Ended May 31,		For the Six Months Ended May 31,
	2004	2003	2004	2003
Net cash provided by operating activities	$1,681	$2,228	$6,227	$8,240
Net increase in assets and liabilities, net of effects of acquisition	6,951	5,050	9,562	6,643
Gain (loss) on disposal of property and equipment		(1)	11	(5)
Restructuring and related asset impairment charge		(1,470)		(1,470)
Provision for doubtful accounts	(158)	(313)	(378)	(419)
Non-cash ESOP cost	(1,015)	(709)	(2,030)	(1,182)
Depreciation and amortization	(1,945)	(2,190)	(3,838)	(4,221)

Net income	5,514	2,595	9,554	7,586
Income taxes	3,378	1,591	5,853	4,648
Interest expense	517	671	1,010	1,314

Income before interest and income taxes	9,409	4,857	16,417	13,548
Depreciation and amortization	1,945	2,190	3,838	4,221

Income before interest, income taxes, depreciation, and amortization	$11,354	$7,047	$20,255	$17,769

Resignation of Director

Effective July 1, 2004, Irving M. Groves, Jr., resigned as a member of the board of directors of the Company. Mr. Groves served as chair of the Compensation Committee and a member of the Audit Committee.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

3.1	Amended and Restated Articles of Incorporation of the Company, amended March 28, 2003 (incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q (SEC File No. 000-25349) for the fiscal quarter ended February 28, 2003)

3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form 10 (SEC File No. 000-25349))

4.1	Amended and Restated Articles of Incorporation of the Company (See Exhibit 3.1)

4.2	Amended and Restated Bylaws of the Company (See Exhibit 3.2)

10.1*	Commitment Letter and related Promissory Note, each dated May 18, 2004, between Branch Banking & Trust Company of Virginia (“BB&T”) and the Company, renewing the BB&T Credit Line

31.1*	Rule 13a-14(a) Certification of the Company’s principal executive officer

31.2*	Rule 13a-14(a) Certification of the Company’s principal financial officer

32.1*	Rule 13a-14(b) Certification of the Company’s principal executive officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Rule 13a-14(b) Certification of the Company’s principal financial officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K

Current Report on Form 8-K, dated March 8, 2004, furnished to the SEC on March 17, 2004, announcing the resignation of Alan D. Cole from the Company’s board of directors effective March 8, 2004.

Current Report on Form 8-K, dated March 25, 2004, furnished to the SEC March 29, 2004, announcing the Company’s results of operations for the first quarter of fiscal year 2004.

Current Report on Form 8-K, dated May 28, 2004, furnished to the SEC on May 28, 2004, announcing the appointment of Mark Schreiber to the Company’s board of directors effective June 1, 2004, and resignation of J. Clyde Hooker, Jr., Chairman Emeritus, from the Company’s board of directors effective May 31, 2004, for health reasons.

*	Filed herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOOKER FURNITURE CORPORATION

Date: July 6, 2004	By:	/s/ R. Gary Armbrister
R. Gary Armbrister
Chief Accounting Officer
(Principal Accounting Officer)