Form 10-Q
period 2004-08-31
HOOKER FURNITURE CORP
filed 2004-10-19
CIK 1077688

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended August 31, 2004

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of October 15, 2004.

Common stock, no par value	14,475,300
(Class of common stock)	(Number of shares)

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

HOOKER FURNITURE CORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATED BALANCE SHEETS

(In thousands, including share data)

	August 31, 2004	November 30, 2003
Assets
Current assets
Cash and cash equivalents	$6,981	$14,859
Trade accounts receivable, less allowance for doubtful accounts of $1,260 and $991 on each respective date	37,398	37,601
Inventories	71,843	42,442
Prepaid expenses and other current assets	4,231	3,924
Assets held for sale	5,170

Total current assets	125,623	98,826
Property, plant and equipment, net	44,611	53,582
Goodwill	2,396	2,396
Intangible assets	4,808	4,940
Other assets	8,636	7,355

Total assets	$186,074	$167,099

Liabilities and Shareholders’ Equity
Current liabilities
Trade accounts payable	$15,525	$6,945
Accrued salaries, wages and benefits	7,438	5,476
Other accrued expenses	3,699	2,920
Current maturities of long-term debt	7,258	8,671

Total current liabilities	33,920	24,012
Long-term debt, excluding current maturities	18,440	22,166
Deferred compensation	2,884	3,094
Other long-term liabilities	768	1,563

Total liabilities	56,012	50,835

Shareholders’ equity
Common stock, no par value, 20,000 shares authorized, 14,475 shares issued and outstanding on each respective date	6,547	4,609
Unearned ESOP shares, 2,753 and 2,870 shares on each respective date	(17,205)	(17,935)
Retained earnings	142,136	131,468
Accumulated other comprehensive loss	(1,416)	(1,878)

Total shareholders’ equity	130,062	116,264

Total liabilities and shareholders’ equity	$186,074	$167,099

The accompanying notes are an integral part of the consolidated financial statements.

HOOKER FURNITURE CORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	Three Months Ended August 31,		Nine Months Ended August 31,
	2004	2003	2004	2003
Net sales	$84,309	$74,749	$254,021	$229,339
Cost of sales	61,169	55,073	184,983	168,499

Gross profit	23,140	19,676	69,038	60,840
Selling and administrative expenses	15,804	13,394	45,537	39,816
Restructuring and related asset impairment charge	1,973		1,973	1,470

Operating income	5,363	6,282	21,528	19,554
Other income, net	243	82	495	358

Income before interest and income taxes	5,606	6,364	22,023	19,912
Interest expense	440	676	1,450	1,990

Income before income taxes	5,166	5,688	20,573	17,922
Income taxes	1,963	2,160	7,816	6,808

Net income	$3,203	$3,528	$12,757	$11,114

Basic and diluted earnings per share	$.27	$.31	$1.09	$.97

Weighted average shares outstanding	11,696	11,550	11,651	11,448

The accompanying notes are an integral part of the consolidated financial statements.

HOOKER FURNITURE CORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended
	August 31, 2004	August 31, 2003
Cash flows from operating activities
Cash received from customers	$254,527	$232,900
Cash paid to suppliers and employees	(243,086)	(200,758)
Income taxes paid, net	(9,469)	(8,132)
Interest paid, net	(921)	(1,494)

Net cash provided by operating activities	1,051	22,516

Cash flows from investing activities
Purchase of property, plant and equipment	(2,614)	(3,168)
Acquisition of Bradington-Young, net of cash acquired		(22,140)
Proceeds received on note issued for the sale of the Kernersville facility	900
Sale of property	13

Net cash used in investing activities	(1,701)	(25,308)

Cash flows from financing activities
Proceeds from long-term debt		77,319
Payments on long-term debt	(5,139)	(58,563)
Payment to terminate an interest rate swap agreement		(3,001)
Cash dividends paid	(2,089)	(1,823)

Net cash (used in) provided by financing activities	(7,228)	13,932

Net (decrease) increase in cash and cash equivalents	(7,878)	11,140
Cash and cash equivalents at beginning of period	14,859	2,316

Cash and cash equivalents at end of period	$6,981	$13,456

Reconciliation of net income to net cash provided by operating activities:
Net income	$12,757	$11,114
Depreciation and amortization	5,742	6,316
Non-cash ESOP cost	2,668	1,936
Restructuring and related asset impairment charge	1,973	1,470
(Gain) loss on disposal of property and equipment	(7)	10
Provision for doubtful accounts	642	861
Deferred tax provision	2,186
Changes in assets and liabilities, net of effects of acquisition:
Trade accounts receivable	(439)	2,341
Inventories	(29,511)	7,483
Prepaid expenses and other current assets	(3,363)	(1,614)
Trade accounts payable	8,580	(3,527)
Accrued salaries, wages and benefits	995	(2,559)
Accrued income taxes	(308)	(1,324)
Other accrued expenses	1,288	(1,021)
Deferred tax liability	(1,782)
Other long-term liabilities	(370)	1,030

Net cash provided by operating activities	$1,051	$22,516

The accompanying notes are an integral part of the consolidated financial statements.

HOOKER FURNITURE CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in tables in thousands unless otherwise indicated)

For the Quarterly Period Ended August 31, 2004

1. Preparation of Interim Financial Statements

The consolidated financial statements of Hooker Furniture Corporation (referred to as “Hooker” or the “Company”) have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, these statements include all adjustments necessary for a fair presentation of the results of all interim periods reported herein. All such adjustments are of a normal recurring nature. Certain information and footnote disclosures prepared in accordance with U. S. generally accepted accounting principles are condensed or omitted pursuant to SEC rules and regulations. However, management believes that the disclosures made are adequate for a fair presentation of results of operations and financial position. Operating results for the interim periods reported herein may not be indicative of the results expected for the year. These financial statements should be read in conjunction with the financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2003.

2. Inventories

	August 31, 2004	November 30, 2003
Finished furniture	$66,131	$40,413
Furniture in process	2,976	2,538
Materials and supplies	14,430	10,668

Inventories at FIFO	83,537	53,619
Reduction to LIFO basis	11,694	11,177

Inventories	$71,843	$42,442

3. Property, Plant and Equipment

	August 31, 2004	November 30, 2003
Buildings	$44,870	$49,738
Machinery and equipment	42,027	48,506
Furniture and fixtures	24,582	24,849
Other	3,878	3,537

Total depreciable property at cost	115,357	126,630
Less accumulated depreciation	72,518	75,335

Total depreciable property, net	42,839	51,295
Land	1,772	2,287

Property, plant and equipment, net	$44,611	$53,582

Notes to Unaudited Consolidated Financial Statements - Continued

4. Intangible Assets

	August 31, 2004	November 30, 2003
Amortizable
Non-compete agreement	$700	$700
Less accumulated amortization	292	160

Net carrying value	408	540

Non-amortizable
Trademarks and trade names	4,400	4,400

Intangible assets	$4,808	$4,940

5. Long-Term Debt
	August 31, 2004	November 30, 2003
Term loan A	$15,923	$17,387
Term loan B	3,375	7,050
Industrial revenue bonds	6,400	6,400

Total long-term debt outstanding	25,698	30,837
Less current maturities	7,258	8,671

Long-term debt, less current maturities	$18,440	$22,166

No amounts were outstanding under the Company’s revolving credit line on August 31, 2004 or November 30, 2003.

6. Restructuring Charges and Assets Held for Sale

	Severance and Related Benefits	Asset Impairment		Other	Total
Balance November 30, 2003	$43			$50	$93
Restructuring related charges accrued	967		$946	60	1,973
Non-cash charges			(946)		(946)
Cash payments	(13)			(59)	(72)

Balance at August 31, 2004	$997	$		$51	$1,048

In August 2004, the Company recorded a $2.0 million pretax ($1.2 million after tax, or $0.10 per share) restructuring and asset impairment charge principally related to the previously announced October 2004 closing of its Maiden, N.C. manufacturing facility. The restructuring and asset impairment charge consisted of approximately $1.0 million in severance and related benefits expected to be paid to approximately 280 terminated hourly and salaried employees and approximately $1.0 million in related asset impairment and other costs (principally environmental monitoring costs). Substantially all of the severance benefits are expected to be paid to terminated employees in the 2004 fourth quarter. The charge also included an additional $95,000 for health benefits and other costs related to the 2003 closing of the Company’s Kernersville, N.C. facility.

In connection with the closing of the Maiden plant, the Company intends to sell the facility and has reclassified these assets to “assets held for sale” on the consolidated balance sheet as of August 31, 2004. The $5.2 million carrying value of these assets approximates fair value less selling expenses. The Company is actively marketing the property and anticipates that it will be sold within the next twelve months. The Company also anticipates recording $300,000 to $400,000 of additional restructuring

Notes to Unaudited Consolidated Financial Statements - Continued

charges in subsequent periods, primarily for equipment disassembly at the Maiden facility following the plant’s shut down. The Company expects to transfer the production of patterns and products manufactured at the Maiden plant to other Company facilities.

7. Changes to Executive Compensation Arrangements

In December 2003, in connection with implementing provisions of the Sarbanes-Oxley Act of 2002, the Company modified executive compensation arrangements for certain executives of the Company. The modifications were accomplished through the termination of existing salary continuation agreements and split-dollar life insurance agreements and the adoption of a new life insurance program and a new supplemental executive retirement plan which cover each of these executives. In addition, each executive transferred to the Company his ownership interest in the life insurance policy or policies underlying his split-dollar life insurance agreement and each executive received a cash payment from the Company equal to the amount of premiums the executive had previously paid with respect to the life insurance policy or policies underlying his split-dollar life insurance agreement.

The new life insurance program provides death benefit protection for each executive during employment. Coverage under the program automatically terminates when the executive terminates employment with the Company for any reason, other than death, or when the executive attains age 65, whichever occurs first. The life insurance policies funding the new life insurance program are owned by the Company. The cash surrender value of those life insurance policies amounted to $1.1 million as of August 31, 2004.

The new supplemental executive retirement plan provides for a monthly supplemental retirement benefit based on the executive’s final average monthly compensation as defined in the plan, payable for a 15-year period following the executive’s termination of employment, subject to a vesting schedule that may vary for each participant in the plan. In addition, the monthly retirement benefit for each participant in the plan, regardless of age, will become fully vested and the present value of all plan benefits will be paid to participants in a lump sum upon a change in control of the Company (as defined in the plan). Benefits are payable from the general assets of the Company. The Company accounts for its obligation to each participant on the accrual basis. The aggregate liability for all participants under the supplemental executive retirement plan amounted to $868,000 as of August 31, 2004.

8. Other Comprehensive Income

	Three Months Ended August 31,		Nine Months Ended August 31,
	2004	2003	2004	2003
Net income	$3,203	$3,528	$12,757	$11,114

Gain (loss) on interest rate swaps	(147)	1,079	(217)	(1,136)
Portion of swaps’ fair value reclassified to interest expense	289	471	962	1,234

Other comprehensive gain before tax	142	1,550	745	98
Income tax expense	(54)	(590)	(283)	(38)

Other comprehensive income, net of tax	88	960	462	60

Comprehensive income	$3,291	$4,488	$13,219	$11,174

The amount reclassified to interest expense includes gains of $6,000 for the three month period and $22,000 for the nine-month period ended August 31, 2004, related to the ineffective portion of the interest rate swap agreements.

Notes to Unaudited Consolidated Financial Statements - Continued

The amount reclassified to interest expense includes a gain of $48,000 for the three month period and a loss of $50,000 for the nine-month period ended August 31, 2003, related to the ineffective portion of the interest rate swap agreements.

9. Employee Stock Ownership Plan

The Company records non-cash Employee Stock Ownership Plan (“ESOP”) cost for the number of shares that it commits to release to eligible employees at the average market price of the Company’s common stock during each respective period. The number of shares the Company commits to release is based on annual principal and interest payments made on the loan between the Company and the ESOP trust (the “ESOP Loan”). “Unearned ESOP shares” in shareholders’ equity is reduced by the Company’s aggregate cost basis in the shares committed to be released. “Common stock” is increased by the aggregate difference between the average market price and the cost basis of these shares. The Company, under the terms of the ESOP Loan, reduced the amount of contributions it expects to make to the ESOP trust in 2004 for purposes of making principal repayments. Consequently, the Company committed to release 27,100 shares during the third quarter of fiscal 2004 (compared to 44,900 shares in each of the first two quarters of fiscal 2004), having a cost basis of $6.25 per share and an average market price of $23.56 per share, and 116,800 shares during the 2004 nine-month period, having a cost basis of $6.25 per share and an average market price of $22.84 per share. ESOP cost is allocated between “cost of sales” and “selling and administrative expenses” based on employee compensation.

Item 2. Management’s Discussion and Analysis

Overview

The Company’s operations during the 2004 third quarter were principally impacted by the following factors:

•	Sales growth in imported wood furniture compared to the 2003 third quarter fueled by improved inventory availability and supported by continued strong incoming order rates;

•	Sales growth for upholstered furniture compared to the 2003 third quarter driven by an expanded sales force and distribution network;

•	Improved gross profit margin compared to the 2003 third quarter, primarily attributed to:

•	the mix of products shipped (principally higher margin imported wood furniture),

•	lower material and overhead costs as a percentage of sales resulting principally from higher unit volume for upholstered furniture products, and

•	lower levels of promotional discounting for domestically produced wood furniture;

•	Declining demand for domestically-produced wood furniture and capacity-related cost issues in the Company’s domestic wood furniture manufacturing operations, culminating in a decision by the Company to close its Maiden, N.C. manufacturing facility and recognize a $2.0 million pretax restructuring charge related to the closing; and,

•	Higher selling and administrative expenses as a percentage of net sales principally reflecting the higher costs of complying with new regulatory mandates initiated by the Sarbanes-Oxley Act of 2002, the Securities and Exchange Commission (“SEC”), the Public Company Accounting Oversight Board (“PCAOB”) and NASDAQ.

According to the U.S. Commerce Department, the nation’s inflation adjusted gross domestic product grew at an annual rate of 3.3% in the second quarter of 2004, but the consumer spending component reflected a weak 1.6% annual growth rate, the smallest gain in nine quarters. This anemic growth however does not appear to have impacted the Company. The Company continued to experience strong revenue growth through the 2004 third quarter compared to the prior year reflecting increased demand for the Company’s imported wood and upholstered furniture products. Based on the lower industry growth statistics published for the period, the Company believes that its revenue growth has resulted in increased market share for these products.

However, competition from lower priced foreign imports has continued to affect demand for domestically produced wood furniture. Continued declines in shipments of the Company’s domestically produced wood furniture led to the decision to close its Maiden, N.C. facility scheduled for late October, which is expected to result in the loss of approximately 280 manufacturing jobs.

Management’s Discussion and Analysis - Continued

Results of Operations

The following table sets forth the percentage relationship to net sales of certain items included in the statements of income:

	Three Months Ended August 31,		Nine Months Ended August 31,
	2004	2003	2004	2003
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	72.5	73.7	72.8	73.5

Gross profit	27.5	26.3	27.2	26.5
Selling and administrative expenses	18.7	17.9	17.9	17.4
Restructuring and related asset impairment charge	2.4		0.8	0.6

Operating income	6.4	8.4	8.5	8.5
Other income, net	0.3	0.1	0.2	0.2

Income before interest and income taxes	6.7	8.5	8.7	8.7
Interest expense	0.6	0.9	0.6	0.9

Income before income taxes	6.1	7.6	8.1	7.8
Income taxes	2.3	2.9	3.1	2.9

Net income	3.8%	4.7%	5.0%	4.9%

Net sales for the third quarter ended August 31, 2004 increased $9.6 million, or 12.8%, to $84.3 million from $74.7 million in the third quarter of 2003. Shipments of imported wood furniture increased $9.0 million, or 24.5%, to $45.9 million in the 2004 third quarter compared with $36.9 million in the same 2003 period. Shipments from leather upholstery specialist Bradington-Young accounted for $13.9 million in net sales during the 2004 three-month period, an increase of $3.4 million, or 32.1%, compared to $10.5 million during the 2003 third quarter. The increases in net sales for imported wood and upholstered furniture are principally due to higher unit volume. Third quarter 2004 shipments of the Company’s domestically produced wood furniture declined $2.8 million, or 10.5%, to $24.5 million from $27.3 million in the year earlier quarter, principally due to lower unit volume.

For the 2004 nine-month period, the Company reported net sales of $254.0 million, an increase of $24.7 million, or 10.8%, compared to $229.3 million in the 2003 nine-month period. Imported wood furniture shipments increased $23.0 million, or 20.8%, to $133.1 million in the 2004 nine-month period compared to $110.1 million in the 2003 nine-month period. The increase in shipments of imported wood furniture is principally due to higher unit volume. Shipments from Bradington-Young accounted for $41.4 million in net sales during the first nine months of 2004 compared to $31.5 million during the eight months following its acquisition by the Company at the beginning of January 2003. Shipments of the Company’s domestically produced wood furniture declined $8.2 million, or 9.3%, to $79.5 million during the 2004 nine-month period from $87.7 million in the same 2003 period, principally due to lower unit volume.

For the 2004 periods, average selling prices increased for all wood and upholstered products sold compared to the same 2003 periods.

Gross profit margin increased to 27.5% of net sales in the 2004 third quarter compared to 26.3% in the 2003 third quarterly period and increased to 27.2% of net sales in the 2004 nine-month period compared to 26.5% in the same 2003 period. The increased proportion of imported furniture shipments helped to improve gross profit margin in the 2004 periods since these products typically carry higher gross profit margins than do domestically manufactured products (however imported furniture typically requires a higher level of sourcing, warehousing and distribution costs, which are reflected in selling and administrative expenses, compared to domestically produced furniture).

Management’s Discussion and Analysis - Continued

The gross profit margin on imported wood furniture sales declined during the 2004 periods compared with the same 2003 periods primarily due to higher levels of shipments under the Company’s Container Direct Program. Products shipped under the Container Direct Program are offered for sale with higher volume discounts than shipments of imported products from domestic warehouses. Bradington-Young’s gross profit margin improved during the 2004 periods principally as a result of lower raw material and overhead costs as a percentage of net sales.

Gross profit margin on domestically produced wood furniture improved during the 2004 three-month period, helped by lower levels of promotional discounting but declined during the 2004 nine-month period because of higher labor and overhead costs as a percentage of sales volume resulting from lower production levels. Lower overhead and other costs as a percentage of sales, resulting from the closing of the Kernersville, N.C. manufacturing facility in August 2003, were more than offset by increasing production costs as a percentage of sales, resulting from continued declines in order rates.

Selling and administrative expenses increased $2.4 million to $15.8 million in the third quarter of 2004 from $13.4 million in the 2003 quarterly period. For the 2004 nine-month period, selling and administrative expenses increased $5.7 million to $45.5 million compared with $39.8 million for the same 2003 period. The increases in the 2004 periods are principally due to:

•	higher legal and professional expenses incurred to comply with accounting, internal control and corporate governance mandates brought about by the Sarbanes-Oxley Act of 2002 and new SEC, PCAOB and NASDAQ rules and regulations;

•	higher selling, warehousing and distribution costs to support higher import sales; and

•	increased sales and marketing expenses to support higher upholstery sales.

In addition selling and administrative expenses for the 2003 nine-month period include only eight months of operating expenses for Bradington-Young following its acquisition by the Company at the beginning of January 2003 compared to nine months of operating expenses during the same 2004 period. As a percentage of net sales, selling and administrative expenses increased to 18.7% in the 2004 third quarter from 17.9% in the same 2003 period and increased to 17.9% of net sales in the 2004 nine-month period compared to 17.4% in the same 2003 period. Selling and administrative expenses as a percentage of net sales increased for both 2004 periods principally as a result of higher legal and professional costs incurred to comply with new regulatory mandates initiated by the Sarbanes-Oxley Act of 2002.

The non-cash cost of the Company’s Employee Stock Ownership Plan (“ESOP”) for the 2004 third quarter decreased $116,000 to $638,000 compared to $754,000 in the third quarter of 2003. For the 2004 nine-month period, non-cash ESOP cost increased $732,000 to $2.7 million from $1.9 million in the same 2003 period. The Company records non-cash ESOP cost for the number of shares that it commits to release to eligible employees at the average market price of the Company’s common stock during each respective period. The number of shares the Company commits to release is based on annual principal and interest payments made on the ESOP Loan. The Company, under the terms of the ESOP Loan, reduced the amount of contributions it expects to make to the ESOP trust in 2004 for purposes of making principal repayments. Consequently, the Company committed to release 27,100 shares during the third quarter of fiscal 2004 (compared to 44,900 shares in each of the first two quarters of fiscal 2004), having a cost basis of $6.25 per share and an average market price of $23.56 per share, and 116,800 shares during the 2004 nine-month period having a cost basis of $6.25 per share and an average market price of $22.84 per share. The cost of the plan is

Management’s Discussion and Analysis - Continued

allocated to cost of goods sold and selling and administrative expenses based on employee compensation. Substantially all of Bradington-Young’s employees became eligible to participate in the ESOP plan effective January 1, 2004, consequently no ESOP cost was allocated to Bradington-Young during 2003.

Profitability for the 2004 three and nine-month periods was negatively impacted by a $2.0 million pretax ($1.2 million after tax, or $0.10 per share) restructuring and asset impairment charge principally related to the previously announced closing of the Company’s Maiden, N.C. manufacturing facility, scheduled for October 2004. Competitive pressures (from lower priced imports) have caused continuing declines in shipments of domestically produced wood furniture, which led to the decision in August to announce the planned close of the Maiden, N.C. facility.

The restructuring and asset impairment charge consisted of approximately $1.0 million in severance and related benefits expected to be paid to approximately 280 terminated hourly and salaried employees and approximately $1.0 million in related asset impairment and other costs (principally environmental monitoring costs). Substantially all of the severance benefits are expected to be paid to terminated employees in the 2004 fourth quarter. The charge also included an additional $95,000 for health benefits and other costs related to the 2003 closing of the Company’s Kernersville, N.C. facility. This restructuring charge (before taxes) reduced operating income by 2.4% of net sales for the 2004 third quarter and 0.8% of net sales for the 2004 nine-month period. Beginning in the first quarter of 2005, the Company anticipates a production cost savings of approximately $2.0 to $2.5 million annually as a result of the plant closing.

In connection with the announced closing of the Maiden plant, the Company intends to sell the facility and has reclassified these assets to “assets held for sale” on the consolidated balance sheet as of August 31, 2004. The $5.2 million carrying value of these assets approximates estimated fair value less selling expenses. The Company is actively marketing the property and anticipates it will be sold within the next twelve months. The Company also anticipates recording $300,000 to $400,000 of additional restructuring charges in subsequent periods, primarily for equipment disassembly at the Maiden facility following the plant’s shut down. The Company expects to transfer the production of patterns and products manufactured at the Maiden plant to other Company facilities.

Profitability for the 2003 nine-month period was negatively impacted by a $1.5 million pretax ($911,000 after tax, or $0.08 per share) restructuring and asset impairment charge related to the closing and sale of the Company’s Kernersville, N.C. manufacturing facility in 2003. This pretax restructuring charge reduced operating margin by 0.6% of net sales for the 2003 nine-month period.

As a result of the above, operating income as a percentage of net sales declined to 6.4% in the 2004 quarterly period, compared to 8.4% for the 2003-third quarter. Operating income as a percentage of net sales approximated 8.5% for both the 2004 and comparable 2003 nine-month periods.

Other income, net increased $161,000 to $243,000 during the third quarter of 2004 from $82,000 in the 2003 period. For the 2004 nine-month period, other income, net increased $137,000 to $495,000 from $358,000 in the same 2003 period. The increases reflect higher gains on disposals of assets and miscellaneous investments and higher levels of miscellaneous cash receipts and interest income.

Interest expense decreased $236,000 to $440,000 during the third quarter of 2004 from $676,000 in the 2003 period. For the 2004 nine-month period, interest expense decreased $540,000 to $1.5 million from $2.0 million in the same 2003 period. The decreases in both 2004 periods are principally due to a $15.0 million debt prepayment made by the Company in the fourth quarter of 2003 and other scheduled debt repayments made during 2004.

Management’s Discussion and Analysis - Continued

The Company’s effective tax rate approximated 38.0% in the 2004 and 2003 periods.

Third quarter 2004 net income decreased to $3.2 million, or $0.27 per share, compared to $3.5 million, or $0.31 per share, in the comparable 2003 period.

Net income for the 2004 nine-month period increased to $12.8 million, or $1.09 per share, compared to $11.1 million, or $0.97 per share, in the same 2003 period.

Outlook

The 2004 third quarter marks the eleventh consecutive quarter of increased sales compared with the same prior year periods. The Company is optimistic about the 2004 fourth quarter, and projects a 10%-15% sales increase compared to the 2003 fourth quarter. The Company expects that continued strong demand will help drive continued year over year growth in shipments of imported wood products and domestically produced Bradington-Young upholstered products. The improved inventory position compared to last year’s fourth quarter and healthy order backlog contribute to the Company’s bullish outlook. Demand for imported wood products has been growing at a solid rate over prior quarters, and the Company’s inventory of imported goods has grown consistently with the increased demand. Bradington-Young upholstered products have benefited from the increase in the number of sales representatives carrying the line and the Company has successfully increased production to match the increase in incoming orders experienced over the last few quarters. The Company plans to close the Maiden plant in late October and expects to increase work schedules at the three domestic wood furniture plants during the fiscal first quarter of 2005. Consequently, the Company expects that profit margins will improve for domestically produced wood furniture during the 2005 first quarter.

While business at the retail level may be characterized as erratic because of political and economic uncertainty, the Iraq situation, rising oil prices and the temporary hurricane-related slowdown in the southeastern U.S., the Company is optimistic that retail conditions will improve into late fall and winter, and is well-positioned to capitalize on improving retail business.

In June 2004, the U.S. Department of Commerce made an initial ruling that Chinese manufacturers are dumping wood bedroom furniture in the U.S. market and imposed preliminary duties on those imports. In September 2004, the Department of Commerce amended its preliminary Section A duty, increasing it from 10.92% to 12.91%, which is expected to impact at least 40% of all U.S. imports of Chinese wood bedroom furniture. The Company imports certain lines of wood bedroom furniture and produces other lines in its domestic plants. Imported wood bedroom furniture accounts for less than 4% of the Company’s net sales. Based on its current assessment, the imposition of the duties announced by the U.S. Department of Commerce on wood bedroom furniture imported from China has not had and is not expected to have a material affect on the Company’s sales or profitability.

Financial Condition, Liquidity and Capital Resources

Balance Sheet and Working Capital

As of August 31, 2004, assets totaled $186.1 million, increasing from $167.1 million at November 30, 2003 principally as a result of increased purchases of imported products inventory. Shareholders’ equity at August 31, 2004 was $130.1 million, compared to $116.3 million at November 30, 2003. The Company’s long-term debt, including current maturities, was $25.7 million at August 31, 2004, decreasing from $30.8 million at November 30, 2003 as a result of scheduled debt payments.

Management’s Discussion and Analysis - Continued

Working capital increased to $91.7 million as of August 31, 2004, from $74.8 million at the end of fiscal 2003, reflecting the net effect of a $26.8 million increase in current assets (principally an increase in inventories to support higher sales levels) partially offset by a $9.9 million increase in current liabilities (principally accounts payable resulting from higher inventory purchase levels).

Cash Flows – Operating, Investing and Financing Activities

During the nine months ended August 31, 2004, a decrease in cash and cash equivalents ($7.9 million), cash generated from operations ($1.1 million) and the proceeds from the collection of a note receivable ($900,000) issued in connection with the November 2003 sale of the Kernersville, N.C., manufacturing facility, principally funded the repayment of long-term debt ($5.1 million), dividend payments ($2.1 million) and capital expenditures (net of disposals, $2.6 million).

During the nine months ended August 31, 2003, proceeds from borrowings ($77.3 million) and cash generated from operations ($22.5 million), funded the acquisition of Bradington-Young ($22.1 million, net of cash acquired), the refinancing and repayment of long-term debt ($58.6 million, including the repayment of $4.1 million of debt assumed in the Bradington-Young acquisition), a payment to terminate an interest rate swap agreement ($3.0 million), capital expenditures ($3.2 million), dividend payments ($1.8 million) and an increase in available cash and cash equivalents ($11.1 million).

Cash generated from operations of $1.1 million during the 2004 nine-month period decreased $21.4 million from $22.5 million in the 2003 period. The decrease was due to higher payments to suppliers and employees and higher income tax payments, partially offset by higher payments received from customers and lower interest payments. Payments to suppliers and employees increased $42.3 million, principally to fund increased purchases and inventory levels of imported wood furniture, higher production levels of upholstered furniture (including an additional month of Bradington-Young upholstery production and operating costs compared to the prior year) and higher selling and administrative expenses, partially offset by increased levels of trade payables and accrued liabilities. During the 2004 third quarter, the Company began utilizing a warehouse located in China (owned and operated by third parties) targeted to drive growth in the Company’s Container Direct Program. The Company began shipping from that warehouse in late August 2004. As of August 31, 2004, that warehouse contained $5.7 million of inventory.

Cash received from customers increased $21.6 million as a result of higher sales of imported wood furniture and higher sales of upholstered furniture (including an additional month of Bradington-Young upholstery shipments compared to the prior year). Tax payments increased $1.3 million due principally to higher levels of taxable income and differences in the timing of required payments due in each respective period.

Investing activities used $1.7 million, net, during the 2004 nine-month period compared to $25.3 million in the 2003 period. The Company acquired Bradington-Young in January 2003 for cash payments of $22.1 million (net of cash acquired). Purchases of plant, equipment and other assets to maintain and enhance the Company’s facilities and business operating systems declined $554,000 to $2.6 million in the 2004 second quarter compared with $3.2 million in the 2003 period. During the 2004 second quarter, the Company collected $900,000 on a note receivable issued in connection with the November 2003 sale of the Kernersville, N.C. manufacturing facility.

Management’s Discussion and Analysis - Continued

The Company used cash of $7.2 million for financing activities in the 2004 period compared to generating cash of $13.9 million from financing activities in the 2003 period. During the 2004 period, the Company repaid long-term debt in the amount of $5.1 million and paid cash dividends of $2.1 million.

During the 2003 period, the Company borrowed (i) $42.8 million under new term loan agreements ($18.3 million under “Term Loan A” and $24.5 million under “Term Loan B”) to complete the refinancing of its long-term debt in April 2003, (ii) $26.7 million to fund the purchase of Bradington-Young and to repay debt assumed in the acquisition, and (iii) $7.8 million under its revolving credit line to fund other operating, investing, and financing cash flow activities. Also during the 2003 period, the Company repaid (i) $17.8 million under an existing term loan and the $25.0 million in bank debt used to acquire Bradington-Young, primarily in connection with refinancing its long-term debt, (ii) $10.0 million under its revolving credit line, (iii) $4.1 million of debt assumed in the Bradington-Young acquisition and (iv) $1.7 million under Term Loans A and B. The Company also paid $3.0 million to terminate an interest rate swap agreement and paid dividends of $1.8 million during the 2003 nine-month period.

Swap Agreements

The aggregate fair market value of the Company’s swap agreements decreases when interest rates decline and increases when interest rates rise. The aggregate decrease in the fair market value of the effective portion of the agreements of $1.4 million after tax ($2.3 million pretax) as of August 31, 2004, and $1.9 million after tax ($3.0 million pretax) as of November 30, 2003, is reflected under the caption “accumulated other comprehensive loss” in the consolidated balance sheets. See Note 8 to the Financial Statements included in this report for a discussion of the effect on comprehensive income of changes in the fair market value of the Company’s swap agreements.

Debt Covenant Compliance

The credit facility for the Company’s revolving credit line and Term Loans A and B contains, among other things, financial covenants as to minimum tangible net worth, debt service coverage, the ratio of funded debt to earnings before interest, taxes, depreciation, and amortization, and maximum capital expenditures. The Company was in compliance with these covenants as of August 31, 2004.

Liquidity and Capital Expenditures

As of August 31, 2004, the Company had $13.7 million available under its revolving credit line to fund working capital needs, and $32.4 million available under additional committed and uncommitted lines of credit, to support the issuance of letters of credit. The Company believes it has the financial resources (including available cash and cash equivalents, expected cash flow from operations, and lines of credit) needed to meet business requirements for the foreseeable future, including capital expenditures, working capital, repurchases of common stock under the Company’s stock repurchase program, and dividends on the Company’s common stock. Cash flow from operations is highly dependent on order rates and the Company’s operating performance. The Company expects to spend an aggregate of $1.2 to $1.5 million in capital expenditures during the fourth quarter of 2004 to maintain and enhance its facilities and operating systems.

Dividends

At its September 29, 2004 meeting, the board of directors of Hooker Furniture Corporation declared a cash dividend of $0.06 per share, payable on November 30, 2004 to shareholders of record November 15, 2004.

Management’s Discussion and Analysis - Continued

Forward-Looking Statements

Certain statements made in this report are not based on historical facts, but are forward-looking statements. These statements can be identified by the use of forward-looking terminology such as “believes,” “expects,” “projects,” “may,” “will,” “should,” “would,” or “anticipates,” or the negative thereof, or other variations thereon, or comparable terminology, or by discussions of strategy.

These statements reflect the Company’s reasonable judgment with respect to future events and are subject to risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Those risks and uncertainties include but are not limited to:

•	the cyclical nature of the furniture industry;

•	domestic and international competition in the furniture industry;

•	general economic or business conditions, both domestically and internationally;

•	fluctuations in the price of key raw materials, including lumber and leather;

•	supply disruptions or delays affecting imported products;

•	adverse political acts or developments in, or affecting, the international markets from which the Company imports products, including duties or tariffs imposed on products imported by the Company;

•	changes in domestic and international monetary policy and fluctuations in foreign currency exchange rates affecting the price of the Company’s imported products; and

•	capital requirements and costs.

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

The Company’s obligations under its lines of credit, industrial revenue bonds and term loans, all bear interest at variable rates. The Company’s outstanding debt (including current maturities) as of August 31, 2004, amounted to $6.4 million under the industrial revenue bonds, $15.9 million under Term Loan A and $3.4 million under Term Loan B. As of August 31, 2004, no balance was outstanding under the Company’s revolving credit line. The Company has entered into interest rate swap agreements that, in effect, fix the rate of interest on the industrial revenue bonds at 4.7% through 2006 and Term Loan A at 3.8% through 2010. A fluctuation in market interest rates of one percentage point (or 100 basis points) would not have a material impact on the Company’s results of operations or financial condition.

For imported products, the Company generally negotiates firm pricing with its foreign suppliers, for periods typically of up to one year. The Company accepts the exposure to exchange rate movements beyond these negotiated periods without using derivative financial instruments to manage this risk. Since the Company transacts its purchases of import products in U.S. Dollars, a decline in the relative value of the U.S. Dollar could increase the cost of imported products when the Company renegotiates pricing. As a result, a weakening U.S. Dollar exchange rate could adversely impact sales volume and profit margins during such periods. However, the Company generally expects to reflect substantially all of the effect of any price changes from suppliers in the price it charges for its imported products. Because the majority of the Company’s imports are purchased from countries, such as China, whose currencies are presently pegged to the U.S. Dollar, most of the Company’s exposure to foreign currency fluctuation is negated.

Item 4. Controls and Procedures

Based on their most recent review, which was made as of the end of the Company’s fiscal quarter ended August 31, 2004, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure and are effective to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified in the Security and Exchange Commission’s rules and forms.

In preparing for its initial Management’s Annual Report on Control Over Financial Reporting for the fiscal year ending November 30, 2004 (the “Report on Financial Reporting Controls”), the Company has been actively engaged in the review, documentation and testing of its internal control over financial reporting. During the second fiscal quarter ended May 31, 2004, the Company identified what it considered to be a significant deficiency in internal controls that potentially could result in the recognition of revenue for certain sales of wood furniture prior to shipment. During the third fiscal quarter ended August 31, 2004, the Company implemented procedures designed to assure that the revenue from those shipments is recognized at the proper time.

Item 4. Controls and Procedures - Continued

Also in connection with preparation for its Report on Financial Reporting Controls, during the 2004 third quarter the Company identified and initiated a number of measures to improve the effectiveness of its internal control over financial reporting. In general, these measures included improved documentation, improved system access controls, additional segregation of duties, and documented reviews and approvals of work performed or procedures executed. These improvements in controls were implemented to address identified control deficiencies and also to strengthen existing controls. These identified control deficiencies were not considered to be significant deficiencies or material weaknesses. The Company believes these control improvements, and additional control improvements the Company plans to implement, are reasonably likely to have, in the aggregate, a material positive effect on its internal control over financial reporting for future periods.

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

HOOKER FURNITURE CORPORATION

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer or Affiliated Purchasers

In June 2001, the Company announced that its board of directors had authorized the repurchase of up to $3.0 million of the Company’s common stock and announced an increase in that authorization of $2.2 million in October 2001, for an aggregate authorization of $5.2 million. There is no expiration date for this authorization. Repurchases may be made from time to time in the open market, or in privately negotiated transactions, at prevailing market prices that the Company deems appropriate. No shares of common stock were repurchased by or on behalf of the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended) during the third quarter of 2004. Through August 31, 2004, the Company had repurchased approximately 584,000 shares at a total cost of $2.5 million or an average of $4.29 per share. Based on the market value of the common stock as of August 31, 2004, the remaining $2.7 million of the authorization would allow the Company to repurchase approximately 100,000 shares, or 0.7%, of the 14.5 million shares outstanding, or 1.0% of the Company’s outstanding shares excluding the 4.1 million shares held by the ESOP.

Item 5. Other Information

EBIT and EBITDA

Set forth below is the Company’s income before interest and income taxes, or EBIT, and income before interest, income taxes, depreciation and amortization, or EBITDA, for the three and nine-month periods ended August 31, 2004 and 2003. This information has been derived from the Company’s unaudited consolidated financial statements. For each period presented, EBIT and EBITDA have been reconciled to the Company’s net cash provided by operating activities. The Company provides these non-GAAP measures because it believes they are widely accepted financial indicators of the Company’s liquidity. This information should be read in conjunction with the Financial Statements, including the related Notes, and Management’s Discussion and Analysis included elsewhere in this quarterly report on Form 10-Q and in the Company’s annual report on Form 10-K for the year ended November 30, 2003.

	For the Three Months Ended August 31,		For the Nine Months Ended August 31,
	2004	2003	2004	2003
Net cash provided by operating activities	$(5,176)	$14,276	$1,051	$22,516
Net increase in assets and liabilities, net of effects of acquisition	15,348	(7,452)	24,910	(809)
Gain (loss) on disposal of property and equipment	(4)	(5)	7	(10)
Restructuring and related asset impairment charge	(1,973)		(1,973)	(1,470)
Provision for doubtful accounts	(264)	(442)	(642)	(861)
Deferred tax provision	(2,186)		(2,186)
Non-cash ESOP cost	(638)	(754)	(2,668)	(1,936)
Depreciation and amortization	(1,904)	(2,095)	(5,742)	(6,316)

Net income	3,203	3,528	12,757	11,114
Income taxes	1,963	2,160	7,816	6,808
Interest expense	440	676	1,450	1,990

Income before interest and income taxes	5,606	6,364	22,023	19,912
Depreciation and amortization	1,904	2,095	5,742	6,316

Income before interest, income taxes, depreciation, and amortization	$7,510	$8,459	$27,765	$26,228

Item 6. Exhibits

(a)	Exhibits

3.1		Amended and Restated Articles of Incorporation of the Company, amended March 28, 2003 (incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q (SEC File No. 000-25349) for the fiscal quarter ended February 28, 2003)

3.2		Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form 10 (SEC File No. 000-25349))

4.1		Amended and Restated Articles of Incorporation of the Company (See Exhibit 3.1)

4.2		Amended and Restated Bylaws of the Company (See Exhibit 3.2)

10.1	*	Lease Agreement, dated June 11, 2004, between C. Presley Properties, LLC and Bradington-Young LLC

31.1	*	Rule 13a-14(a) Certification of the Company’s principal executive officer

31.2	*	Rule 13a-14(a) Certification of the Company’s principal financial officer

32.1	*	Rule 13a-14(b) Certification of the Company’s principal executive officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	*	Rule 13a-14(b) Certification of the Company’s principal financial officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOOKER FURNITURE CORPORATION

Date: October 19, 2004	By:	/s/ R. Gary Armbrister
R. Gary Armbrister
Chief Accounting Officer
(Principal Accounting Officer)

Exhibit Index

Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation of the Company, amended March 28, 2003 (incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q (SEC File No. 000-25349) for the fiscal quarter ended February 28, 2003)

3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form 10 (SEC File No. 000-25349))

4.1	Amended and Restated Articles of Incorporation of the Company (See Exhibit 3.1)

4.2	Amended and Restated Bylaws of the Company (See Exhibit 3.2)

10.1*	Lease Agreement, dated June 11, 2004, between C. Presley Properties, LLC and Bradington-Young LLC

31.1*	Rule 13a-14(a) Certification of the Company’s principal executive officer

31.2*	Rule 13a-14(a) Certification of the Company’s principal financial officer

32.1*	Rule 13a-14(b) Certification of the Company’s principal executive officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Rule 13a-14(b) Certification of the Company’s principal financial officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith