Form 10-K
period 2004-11-30
HOOKER FURNITURE CORP
filed 2005-02-23
CIK 1077688

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended November 30, 2004

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second quarter: $175.4 million.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of February 11, 2005:

Common stock, no par value	14,475,300
(Class of common stock)	(Number of shares)

Documents incorporated by reference: Portions of the registrant’s definitive Proxy Statement for its Annual Meeting of Shareholders scheduled to be held March 30, 2005 are incorporated by reference into Part III.

Hooker Furniture Corporation

Hooker Furniture Corporation

Part I

ITEM 1. BUSINESS

General

Incorporated in Virginia in 1924, Hooker Furniture Corporation (the “Company”) is the nation’s fourteenth largest source for furniture, according to Furniture/Today, a leading trade publication, and is ranked among the nation’s top 10 publicly traded furniture producers based on 2003 furniture shipments to retailers in the U.S. The 80-year old Company is a leading manufacturer of residential wood and upholstered leather furniture and an importer of furniture manufactured from wood, metal, marble and other materials. Major product categories include home theater, wall units and entertainment systems, home office, casual and formal dining, bedroom, youth bedroom, bathroom, accent pieces, occasional and upholstered leather and fabric furniture for the home. Extensive style and finish selections within each of the product niches make the Company a comprehensive resource for retailers primarily targeting the upper-medium price range. The Company’s principal customers are retailers of residential home furnishings who are broadly dispersed throughout North America. Customers include independent furniture stores, department stores, specialty retailers, catalog merchants and national and regional chains.

The Company markets its domestically produced and imported wood and metal furniture under the name Hooker Furniture. A sample of Hooker Furniture collections includes Intimate Home, PGA TOUR® Home, Seven Seas Collection, SmartWorks Home Office, SmartKids-Youth, Albany Park Collection and the Marlborough Collection. Under its Bradington-Young brand, the Company offers a comprehensive line of upholstered leather furniture targeted at the upper and upper-medium price ranges. Bradington-Young, acquired in January 2003, offers a broad variety of residential leather and fabric upholstered furniture, and specializes in upscale leather reclining and motion chairs and sofas, executive desk chairs, club chairs and stationary upholstered furniture. With the addition of upholstered furniture products and new furniture collections introduced in 2004, the Company believes it has established itself as a comprehensive resource for retailers by offering furniture products and collections for virtually every room of the home. The Company finished 2004 with strong momentum by marking its 12th consecutive quarter of increased net sales compared with prior year quarters, and third consecutive year of double-digit net sales growth.

Hooker’s Employee Stock Ownership Plan (“ESOP”), in which substantially all employees participate, holds more Hooker Furniture shares than any other shareholder of the Company (27.5% of the Company’s outstanding common stock as of November 30, 2004). The Company has approximately 1,700 employees and owns or operates seven manufacturing facilities, a supply plant, three showrooms, a corporate headquarters office and five warehouses and distribution facilities located in Virginia and North Carolina totaling over three million square feet. The Company owns or leases facilities in Cherryville, Hickory, High Point, Pleasant Garden and Woodleaf, N.C. and Martinsville and Roanoke, Va. The Company also utilizes a warehouse and distribution center located in China that is owned and operated by third parties. The Company’s stock is listed on the NASDAQ SmallCap Market under the symbol HOFT. You may visit the Company’s websites on the World Wide Web at www.hookerfurniture.com and www.bradington-young.com.

By emphasizing continuous improvement in its design, manufacturing, marketing and distribution processes, the Company offers competitive advantages to its customers such as innovative new product introductions, a variety of leading styles and finishes, attention to functionality and durability. These features allow the Company to provide quality products at prices that provide value to the customer. The Company also offers technology-taming home entertainment and home office solutions, easy ordering for all products, quick delivery, reduced lead times on domestic products, extensive inventory and a direct-to-retailer shipping option (the “Container Direct Program”) on imported products, thus reducing inventory investment and risk for retailers.

The Company’s mission is to “enrich the lives of the people we touch through innovative home furnishings of exceptional value,” with a strategy of:

•	Offering world-class style, quality and product value as a complete residential wood, metal and upholstered furniture resource through global sourcing encompassing Company-owned plants in the United States, an affiliated Asian warehouse and distribution center, and a network of third-party owned factories throughout the Pacific Rim, Mexico and Central America.

•	Leading our industry in sales growth and profitability performance, thereby providing an outstanding investment for our shareholders and contributing to the well-being of our employee owners, customers, suppliers and community neighbors.

•	Nurturing the relationship-driven, team-oriented and integrity-minded corporate culture that has distinguished our Company for 80 years.

Products and Styles

The Company’s product lines cover most major style categories, such as European and American traditional, transitional, urban, country/casual/cottage, Scandinavian and romantic designs. The Company offers furniture in a variety of materials, such as various types of wood, veneer, rattan, leather, twill, fabric, brass and other metals, often accented with marble, stone, slate, ceramic, glass and hand-painted finishes. Products are designed either as individual pieces, or as a complement to furniture suites, lines or whole home collections. The Company believes that the diversity of its product lines enables it to anticipate and respond quickly to changing consumer preferences, and offers retailers a comprehensive furniture resource principally in the upper-medium price range. The Company intends to continue expanding each of its product lines. Management believes, based on industry summaries of the top 25 sources for the U.S. market, that the Company’s sales growth rates have been higher than the industry average for this group since 2002, and as a result that its market share has increased during that period. Based on this increasing market acceptance, the Company believes that its products represent good value and that the style and quality of its furniture compare favorably with more premium-priced products.

The percentages of net sales provided by each of its major product categories for the last three years are as follows:

	2004	2003	2002
Wood and metal furniture products	83%	86%	100%
Upholstered furniture products	17	14

Total	100%	100%	100%

The Company designs and develops new product styles semi-annually to replace discontinued styles and, if desired, to expand its product lines and enter new categories. The Company’s product design process begins with the marketing team identifying customer needs and conceptualizing product ideas. Product ideas often consist of a group or collection of furniture pieces related by their style, finish, leather or fabric covering. A variety of sketches are produced, usually by independent designers, from which prototype furniture pieces are built. The Company invites its independent sales representatives and a representative group of dealers to view and critique the prototypes. Based on this input, the Company may modify the designs. Then, the Company’s engineering department or one or more of the Company’s off-shore suppliers, prepares a sample for actual full-scale production. The Company generally introduces its new product styles at the fall and spring International Home Furnishings Market in High Point, North Carolina.

In October 2004, the Company introduced a new product category, SmartKids-Youth Furniture for Life, representing Hooker’s debut into the growing youth furniture market. The SmartKids line is positioned to offer styling and premium quality. A feminine group, Swedish Accents, offers Scandinavian design influences and a white finish. A masculine group, Albany Park, provides a young urban lifestyle look in rogue cherry veneers inspired by one of Hooker’s best-selling master bedroom collections of the same name.

During 2004, the Company expanded its casual dining category and entered new product categories in both imported and domestically produced products. In the imported line the Company introduced “linen armoires,” which are bathroom highboys that store towels, linens and soaps. These armoires were designed to complement the Company’s line of imported designer sink cabinets. Also in 2004, the Company introduced a new domestically-produced home entertainment center to accommodate the popular digital and thin-screen plasma televisions in 40 to 60-plus inch sizes. The Company’s new “all-in-one” format of thin-screen lift consoles, introduced in October 2004, is compact and contemporary in styling. In addition, Bradington-Young expanded its product line in both style and price, by offering imported, medium-priced products marketed under the Company’s new Seven Seas Seating line. Bradington-Young’s domestically-produced leather club chairs, a line that Bradington-Young entered only one year ago, now accounts for a growing portion of its net sales.

From time to time, the Company will partner with third parties to design and market products under mutually beneficial licensing agreements. In October 2004, the Company introduced its first complete whole home furniture collection called “Intimate Home,” which is expected to be shipped beginning in April 2005. This 75-piece collection includes bedroom, dining room, home office, home entertainment, accent and occasional furniture under the Hooker name, as well as upholstered and leather seating under the Bradington-Young name. The collection was developed in collaboration with Nancy Lindemeyer, founding editor of Victoria magazine, former senior editor of Better Homes and Gardens magazine and author or editor of numerous home decorating books. Ms. Lindemeyer is regarded in the industry to be an authority on romantic style and home-related trends. The collection, in updated romantic styling with European influences, includes traditional and transitional pieces and is scaled for today’s home. In addition, the Company has introduced new products for its licensed “PGA TOUR® Home Collection by Hooker Furniture” each year since its introduction in 2001 and has renewed its licensing agreement with the PGA TOUR® through 2007.

Distribution

The general marketing practice followed in the furniture industry is to exhibit products at international and regional furniture markets. In the spring and fall of each year, a nine-day furniture market is held in High Point, North Carolina, which is attended by most retail buyers and is regarded by the industry as the international market. The Company utilizes 107,000 square feet of showroom space at the High Point market to introduce new products, increase sales of existing products, and test ideas for future furniture products. The Company’s principal customers are retailers of residential home furnishings who are broadly dispersed throughout North America.

The Company sells its furniture through over 100 independent sales representatives to:

•	independent furniture retailers such as Gabberts of Minneapolis and Dallas, Louis Shanks of Texas, and to Berkshire Hathaway-owned companies Star Furniture, Jordan’s Furniture, Nebraska Furniture Mart and RC Willey;

•	catalog merchandisers such as the Horchow Collection (a unit of Neiman Marcus);

•	national chain stores such as Z Gallerie;

•	regional chain stores such as Raymour & Flanigan, Robb & Stuckey and Haverty’s; and

•	department stores such as Federated and Dillard’s.

The Company believes this broad network reduces its exposure to regional recessions, and allows it to capitalize on emerging trends in channels of distribution.

The Company offers tailored merchandising programs to address each channel of distribution. A key distribution development began in 2003, when the Company merged its Hooker and Bradington-Young sales forces, providing more than a four-fold increase in the number of professional sales representatives offering Bradington-Young products. This integration fueled significant Bradington-Young sales volume growth and the addition of nearly 800 new retail accounts carrying the upholstery line since the Company acquired that business in 2003. The Company believes that its upholstery business will continue to experience strong growth in the future and is well positioned to leverage additional opportunities for synergy in merchandising and marketing. Another important development which began in 2003 and continued in 2004 for imported furniture products was the introduction and expansion of a retail boutique program called Seven Seas Treasures. Currently, over 350 stores dedicate 400 to 600 square feet of store space to display the Company’s Seven Seas Treasures line of imported upscale, functional accents and occasional pieces, including hand-painted furniture, carved writing desks, casual dining furniture, tables and chests.

The Company sold to over 4,900 customers during 2004. In addition to the Company’s broad domestic customer base, the Company also sells to a limited international market. Approximately 3% of the Company’s net sales in 2004 were to international customers. No single customer accounted for more than 4% of the Company’s net sales in 2004. No significant part of the Company’s business is dependent upon a single customer, the loss of which would have a material effect on the business of the Company. However, the loss of several of the Company’s major customers could have a material impact on the business of the Company.

The Company schedules production of domestically manufactured wood furniture and purchases imported furniture based upon actual and anticipated orders and product acceptance at furniture markets. The Company strives to provide domestically produced and imported furniture on-demand for its dealers. During 2004, the Company shipped 85% of domestic wood product orders and 67% of imported product orders within 30 days of order receipt. It is the Company’s policy and industry practice to allow order cancellation up to the time of shipment; therefore customer orders for domestic wood and imported furniture are not firm.

Upholstered product orders are predominantly custom built and shipped within one to seven weeks after the order is received. Upholstered furniture orders cannot be cancelled once the leather or fabric is cut.

The Company’s backlog of unshipped orders for all of its products amounted to an equivalent of approximately five weeks of sales as of November 30, 2004. Most orders are normally shipped within one month. During 2004, less than 14% of orders for new and existing products shipped in more than 60 days after order receipt. Over the last three years, 93% of all orders booked were ultimately shipped. Management considers orders and backlogs to be one helpful indicator of sales for the upcoming 30-day period, but because of the Company’s quick delivery and its cancellation policy, management does not consider order backlogs to be a reliable indicator of expected long-term business.

Manufacturing

The Company’s domestic wood and upholstered furniture manufacturing strategy is to manufacture products that are on the leading edge of changing consumer demand for the home, such as home theater, wall units, home office, computer furniture, traditional and youth bedroom, and reclining and stationary leather seating. The Company stresses strong customer participation in developing new products such as the Intimate Home Collection, Bradington-Young club chairs, SmartKids-Youth Furniture for Life, Albany Park and Marlborough Collections, and thin-screen TV “pop-up” lift consoles, as well as improving and expanding existing product collections. The Company believes strongly in employee involvement and empowerment, with employee and management teams working and communicating in all areas of manufacturing to continually improve production processes and emphasize quality.

In order to enhance efficiency and profitability of domestic wood furniture production, the Company has emphasized the alignment of each of its product lines to the manufacturing strengths of each of its three wood furniture production facilities. However, each facility continues to maintain the flexibility to produce multiple product lines, allowing the Company to shift products between facilities in order to balance capacity with demand. The Company communicates constantly with key suppliers in monitoring and addressing quality and timely delivery, a process that enables both the Company and its suppliers to respond quickly to constantly changing customer needs. To meet customer expectations of just-in-time product delivery, the Company’s strategy has been to strike a balance between using shorter, more frequent production runs for high-demand products and maintaining adequate inventory levels for lower-demand furniture.

The Company’s domestic wood furniture manufacturing operations have suffered from lower demand and significant declines in volume for its bedroom, home office and home entertainment products principally due to competition from lower-priced imported furniture products. These declines led to the closing of the Company’s Maiden, N.C. facility in October 2004, the closing of its Kernersville, N.C. facility in August 2003 and short work schedules at most of its wood manufacturing facilities over much of the time period since 2001.

The Company’s upholstered furniture manufacturing strategy for its four upholstered furniture production facilities is to be a comprehensive leather resource for retailers positioned in the upper and upper-medium price ranges. Bradington-Young offers a comprehensive selection of over 250 leather covers. In addition to specializing in leather, Bradington-Young also specializes in motion seating, with about 50% of its products falling into this category.

The upholstery manufacturing process begins with the cutting of leather or fabric and the cutting and precision machining of frames. Precision frames are important for motion furniture to operate properly. Finally, the cut leather or fabric upholstery, frames, foam and other materials are assembled to build reclining chairs, executive seating, stationary seating and multiple seat reclining furniture.

The Company presently operates approximately 1.5 million square feet of manufacturing capacity for its domestic wood and upholstered furniture production in North Carolina and Virginia. The Company considers its machinery and equipment to be generally modern and well maintained.

Raw Materials

The principal materials used by the Company in manufacturing its wood furniture products include lumber, veneer, plywood, particleboard, hardware, glue, finishing material, glass products and fasteners. The Company uses a variety of species of lumber, including poplar, cherry, maple, oak and pine.

Significant materials used in manufacturing upholstered furniture products include leather or fabric, foam, wooden frames and metal mechanisms. Most of the leather is imported from Italy, Germany, Brazil and China. Leather is purchased as full hides, which are cut and sewn by Bradington-Young and also as pre-cut and sewn hides processed by the vendor to pattern specifications.

The Company believes that its sources for raw materials are adequate and that it is not dependent on any one supplier. The Company’s five largest suppliers accounted for approximately 14% of its supply purchases for its domestic furniture manufacturing operations in 2004.

Imported Products

The Company believes that the best way to leverage its financial strength and differentiate its import business from the industry is through cooperative design, outstanding products, great value, easy ordering, and world-class logistics and global distribution systems. Hooker Furniture imports finished furniture in a variety of styles and materials, such as wood, veneer, rattan, leather, twill, fabric, brass and other metals, often accented with marble, stone, slate, ceramic, glass and hand-painted finishes. Product lines include home theater wall units and entertainment centers, home office and computer furniture, occasional tables, consoles, chests, casual and formal dining, wine cabinets and bars, bedroom and youth bedroom furniture, designer sink cabinets and linen armoires, stationary seating and a variety of accent items. Imported furniture accounted for 53% of net sales in 2004 and 48% of net sales in 2003.

The Company markets products under the names of Hooker Furniture (such as the Seven Seas Collection by Hooker Furniture and PGA TOUR® Home by Hooker Furniture) and Bradington-Young. A line of Bradington-Young imported leather stationary seating, introduced during 2004 and marketed under the Seven Seas Seating name, allows the Company to target medium-level price points in the upholstery market. The Company distributes imported furniture to retailers through its domestic warehouses and distribution centers, through its affiliated Asian distribution center and warehouse and through its Container Direct Program.

In the 2004 fourth quarter, the Company entered into a warehousing and distribution arrangement in China, with its largest supplier of imported products. The facility is owned by the supplier and operated by that supplier and a third party utilizing a state of the art global warehouse management system that frequently updates the Company’s central inventory management and order processing systems. This Asian distribution center operates as a consolidation point for a wide selection of the Company’s imported products manufactured by this supplier, and enables the Company to ship containers of mixed products directly to retailers in the U.S. under its Container Direct Program. The ability to mix over 500 different products to create a unique container for each retailer’s needs while reducing the retailer’s inventory risk and investment puts the program within the reach of significantly more furniture dealers. The program features an internet-based product ordering system that is easy to use and available to all of the Company’s dealers. The Company developed this novel program to dramatically shorten delivery times while providing significant cost savings for retailers. The Company expects that this groundbreaking program will drive significant sales growth next year and beyond.

The Company imports products primarily from China, the Philippines, Mexico, Indonesia, Vietnam, Honduras and Guatemala through 12 agents representing over 70 factories. Because of the large number and diverse nature of the foreign factories from which the Company sources its imported products, the Company has flexibility in the placement of products in any particular factory or country. Factories located in China have become an important resource for the Company. In 2004, imported products sourced from China accounted for approximately 44% of import purchases, and the primary factory in China from which the Company directly sources product accounted for approximately 16% of the Company’s worldwide purchases of imported products. A sudden disruption in the Company’s supply chain from this factory, or from China in general, could significantly impact the Company’s ability to fill customer orders for products manufactured at that factory or in that country. If such a disruption were to occur, the Company believes that it would have sufficient inventory to adequately meet demand for a three to four-month period. The Company believes that it could, most likely at higher cost, source most of the products currently sourced in China from factories in other countries and could produce certain of those products domestically at its own factories. However, supply disruptions and delays on selected items could occur for a six to nine month period. If the Company were to be unsuccessful in obtaining those products from other sources, then a sudden disruption in the Company’s supply chain from its largest import wood furniture supplier, or from China in general, could have a short-term material adverse effect on the Company’s results of operations. Given the capacity availability in China and other low cost producing countries, the Company believes the risks from these potential supply disruptions are manageable.

In December 2003, the Christopher Coleson line of wood, bronze and brass accent furniture, originated by Bradington-Young, was focused into an upscale presentation of approximately 100 products and incorporated into the Company’s imported wood furniture line. The Christopher Coleson line has its own catalog and is marketed at the upper price range of the Seven Seas Collection. Christopher Coleson accent pieces are organized by style into four collections, such as the Thomas Cartier Collection which offers distinctive accent pieces of mahogany solids and veneers with the finest hand finishes. These products are exclusively sourced from Vietnam, and positioned as a private-label group targeted for distinctive style.

Seven Seas Seating, the Company’s new line of imported stationary seating, is growing rapidly despite its recent introduction. The Company is preparing additional promotional efforts to support this product line, and has leased 66,000 square feet of warehouse space to manage distribution of this inventory.

The Company has imported products from foreign manufacturers since 1988. The Company’s imported furniture business is subject to the usual risks inherent in importing products manufactured abroad, including, but not limited to, supply disruptions and delays, currency exchange rate fluctuations, economic and political fluctuations and instability, as well as the laws, policies, and actions of foreign governments and the United States affecting trade, including tariffs.

For imported products, the Company generally negotiates firm pricing with its foreign suppliers, for periods typically of up to one year. The Company accepts the exposure to exchange rate movements beyond these negotiated periods without using derivative financial instruments to manage this risk. The majority of the Company’s imports are purchased from countries such as China, whose currencies have been pegged to the U.S. Dollar, negating much of the Company’s exposure to foreign currency fluctuation. However, in November 2004, China’s top financial officials announced that fundamental preparations had been made to allow the Yuan’s exchange rate to fluctuate on a limited basis without regard to changes in the U.S. Dollar. These and other remarks intensified market speculation that China may adopt a market-oriented currency and allow the Yuan to fluctuate in value relative to the U.S. Dollar.

Since the Company transacts its imported product purchases in U.S. Dollars, a relative decline in the value of the U.S. Dollar could increase the cost of the Company’s imported products and adversely impact sales volume and profit margin during affected periods. Conversely, a relative increase in the value of the U.S. Dollar could decrease the cost of imported products and favorably impact sales volume and profit margin during affected periods. However, the Company generally expects to reflect substantially all of the effect of any price changes from suppliers in the price it charges for its imported products. See also “Item 7A. Quantitative and Qualitative Disclosures about Market Risk.”

Competition

The furniture industry is highly competitive and includes a large number of foreign and domestic manufacturers and importers, none of which dominates the market. The markets in which the Company competes include a large number of relatively small and medium-sized manufacturers; however, certain competitors of the Company have substantially greater sales volumes and financial resources than the Company. The Company also competes with foreign manufacturers, many of which have substantially lower production cost, particularly lower labor cost, compared to the Company. Competitive factors in the upper-medium and upper price ranges include style, price, quality, delivery, design, service and durability. The Company believes that its long-standing customer relationships, ease of ordering, quick delivery, responsive service, financial strength, experienced management and consistent support of its stylish, high quality, value-priced product lines are important competitive advantages.

In November 2004 and January 2005, the U.S. Department of Commerce imposed tariffs on Chinese companies for wood bedroom products exported to the U.S. These rates were approved in a subsequent action by the International Trade Commission, based on measured damage to the U.S. furniture manufacturing industry caused by illegal dumping.

Domestically produced wood bedroom furniture accounted for 3.4%, and imported wood bedroom furniture accounted for 3.7%, of the Company’s 2004 net sales. The Company does not expect that the tariffs on wood bedroom furniture imported from China will have a material adverse affect on the Company’s results of operations or financial condition. However, if deterioration in trade relations between the United States and China, or other factors, were to lead to significant short-term disruptions in the supply of imported product from China, such disruptions could, as discussed above under the heading “Imported Products,” have a short-term material adverse effect on the Company’s results of operations. Given the Company’s domestic manufacturing capability as well as the excess manufacturing capacity available in other low-cost producing countries, the Company believes this supply disruption risk is manageable.

Employees

As of November 30, 2004, the Company had approximately 1,700 employees. None of the Company’s employees is represented by a labor union. The Company considers its relations with its employees to be good.

The Company sponsors the Hooker Furniture Corporation ESOP, a retirement plan that enables eligible employees to share in the growth of the Company by accumulating an ownership interest in the Company’s common stock. Substantially all employees participate in the ESOP, which held 27.5% of the Company’s outstanding common stock as of November 30, 2004.

Patents and Trademarks

The Hooker Furniture and Bradington-Young trade names represent many years of continued business. The Company believes these trade names are well recognized and associated with quality and service in the furniture industry. The Company also owns a number of patents, trademarks and licenses, none of which is considered to be material to the Company.

Hooker, H logo, Bradington-Young, B-Y logo, Albany Park, Christopher Coleson, Intimate Home, Marlborough, Seven Seas, SmartKids, SmartWorks and Swedish Accents are trademarks of Hooker Furniture Corporation. All rights reserved.

Governmental Regulations

The Company is subject to federal, state, and local laws and regulations in the areas of safety, health, and environmental pollution controls. Compliance with these laws and regulations has not in the past had any material effect on the Company’s earnings, capital expenditures, or competitive position; however, the effect of compliance in the future cannot be predicted. Management believes that the Company is in material compliance with applicable federal, state and local safety, health and environmental regulations. The Company is subject to provisions of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) pertaining to the review, documentation and testing of internal control over financial reporting and other corporate governance matters. Compliance with the regulations promulgated under the Sarbanes-Oxley Act has led to an increase in professional service fees and has required substantial efforts by internal personnel. As a result, compliance with these regulations has had a material impact on the Company’s earnings for 2004 as well as on operations during the year. However, the Company expects internal control to be more robust as a result of these efforts, and expects these compliance costs to decline in 2005.

Additional Information

You may visit us online at www.hookerfurniture.com and www.bradington-young.com. The Company makes available, free of charge through its website, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and other documents as soon as practical after filing or furnishing the material to the Securities and Exchange Commission. A free copy of the Company’s Form 10-K may also be obtained by contacting Robert W. Sherwood, Vice President - Credit, Secretary and Treasurer at the corporate offices of the Company.

Forward-Looking Statements

Certain statements made in this report, including “Item 1 - Business” and “Item 7 - Management’s Discussion and Analysis,” are not based on historical facts, but are forward-looking statements. These statements can be identified by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should,” “would,” or “anticipates,” or the negative thereof, or other variations thereon, or comparable terminology, or by discussions of strategy. These statements reflect the Company’s reasonable judgment with respect to future events and are subject to risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Those risks and uncertainties include but are not limited to:

•	domestic and international competition in the furniture industry, including price competition from lower-priced imports;

•	general economic or business conditions, both domestically and internationally;

•	the cyclical nature of the furniture industry;

•	achieving and managing growth and change, and the risks associated with acquisitions, restructurings, strategic alliances and international operations;

•	risks associated with manufacturing operations, such as fluctuations in the price of key raw materials, including lumber, and environmental matters;

•	supply and transportation disruptions or delays affecting imported products;

•	adverse political acts or developments in, or affecting, the international markets from which the Company imports products, including duties or tariffs imposed on products imported by the Company;

•	changes in domestic and international monetary policies and fluctuations in foreign currency exchange rates affecting the price of the Company’s imported products;

•	risks associated with distribution through retailers, such as non-binding dealership arrangements; and

•	capital requirements and costs.

ITEM 2. PROPERTIES

Set forth below is information with respect to the Company’s principal properties. The Company believes that all these properties are well maintained and in good condition. The Company believes its manufacturing facilities are being efficiently utilized. The Company estimates that its wood and upholstery manufacturing facilities are currently being operated at approximately 91% of capacity, on a one-shift basis. All Company production facilities are equipped with automatic sprinkler systems, except for the Woodleaf, N.C. facility. All facilities maintain modern fire and spark detection systems, which the Company believes are adequate. The Company has leased certain warehouse facilities for its distribution and imports operation on a short-term basis. The Company is developing plans to further improve its warehousing and distribution capabilities and expects that it will be able to renew or extend these leases or find alternative facilities to meet its warehousing and distribution needs at a reasonable cost. The Company also utilizes a 210,000 square foot warehouse and distribution center located in China that is owned and operated by third parties. All facilities set forth below are active and operational.

Location	Primary Use	Approximate Size in Square Feet	Owned or Leased
Martinsville, Va.	Corporate Headquarters	32,000	Owned
Martinsville, Va.	Manufacturing and Distribution	760,000	Owned
Martinsville, Va.	Distribution and Imports	580,000	Owned
Martinsville, Va.	Distribution and Imports	125,000	Leased (1)
Martinsville, Va.	Distribution and Imports	150,000	Leased (2)
Martinsville, Va.	Distribution	189,000	Owned
Martinsville, Va.	Plywood Production	146,000	Owned
Roanoke, Va.	Manufacturing	265,000	Owned
Pleasant Garden, N.C.	Manufacturing	300,000	Owned
High Point, N.C.	Showroom	60,000	Leased (3)
Cherryville, N.C.	Offices and Manufacturing	144,000	Owned (4)
Cherryville, N.C.	Manufacturing	53,000	Owned (4)
Cherryville, N.C.	Distribution and Imports	66,000	Leased (4) (5)
Hickory, N.C.	Manufacturing	91,000	Owned (4)
Woodleaf, N.C.	Manufacturing	34,000	Leased (4) (2)
High Point, N.C.	Showroom	14,000	Owned (4)
High Point, N.C.	Showroom	33,000	Owned (4)

(1)	Leased month-to-month subject to 90 - day termination notice.
(2)	Lease expires December 31, 2005
(3)	Lease expires October 31, 2007
(4)	Comprise the principal properties of Bradington-Young
(5)	Lease expires June 30, 2005 (contains an option to purchase)

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

EXECUTIVE OFFICERS OF

HOOKER FURNITURE CORPORATION

The Company’s executive officers and their ages as of February 14, 2005 and the year each joined the Company are as follows:

Name	Age	Position	Year Joined Company
Paul B. Toms, Jr.	50	Chairman and Chief Executive Officer	1983
Douglas C. Williams	57	President and Chief Operating Officer	1971
E. Larry Ryder	57	Executive Vice President-Finance and Administration, Assistant Secretary and Assistant Treasurer	1977
Michael P. Spece	52	Executive Vice President-Merchandising and Design	1997
Raymond T. Harm	55	Senior Vice President-Sales	1999
Henry P. Long, Jr.	53	Senior Vice President-Merchandising and Design	1983
C. Scott Young	47	Chief Executive Officer and President of Bradington-Young LLC	2003

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

Michael P. Spece has been Executive Vice President - Merchandising and Design since September 2004. Mr. Spece was Senior Vice President - Import Division from December 2001 to September 2004. Mr. Spece was Vice President - Import Division from the time he joined the Company in 1997 until December 2001.

Raymond T. Harm has been Senior Vice President - Sales since joining the Company in 1999. Prior to joining the Company, Mr. Harm served as Vice President - Sales for The Barcalounger Company, a manufacturer of upholstered motion furniture from 1992 to 1999.

Henry P. Long, Jr. has been Senior Vice President - Merchandising and Design since 1994. Mr. Long was Vice President - Sales from 1987 to 1994. Prior to 1987, Mr. Long served in various merchandising and product development management positions. Mr. Long joined the Company in 1983 and was a Director from 1993 until 2003.

C. Scott Young has been the Chief Executive Officer and President of the Company’s wholly owned subsidiary, Bradington-Young LLC, since January 2003. Mr. Young joined the Company in connection with the Company’s acquisition of substantially all of the assets of the predecessor of that subsidiary. Mr. Young served as the Chief Executive Officer and President of the predecessor of Bradington-Young from June 1995 to January 2003.

Hooker Furniture Corporation

Part II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND

                PURCHASES OF EQUITY SECURITIES BY THE ISSUER

The Company’s stock is traded on the NASDAQ SmallCap Market under the symbol “HOFT”. The table below sets forth the high and low sales prices per share for the Company’s common stock and the dividend per share paid by the Company with respect to its common stock for the periods indicated.

	2004			2003
	Sales Price per share		Dividend per share	Sales Price per share		Dividend per share
	High	Low		High	Low
First Quarter	$25.99	$19.09	$0.060	$10.69	$7.75	$0.050
Second Quarter	24.75	20.94	0.060	15.96	10.56	0.055
Third Quarter	28.15	18.99	0.060	15.52	11.86	0.055
Fourth Quarter	28.50	21.65	0.060	21.27	14.00	0.055

As of January 15, 2005, the Company had 2,689 beneficial shareholders and 925 current and former employees participating in the Company’s ESOP who were eligible to vote shares of common stock. The Company pays dividends on its common stock on or about the last day of February, May, August and November, when declared by the Board of Directors, to shareholders of record approximately two weeks earlier.

Although the Company presently intends to declare cash dividends at historical levels on a quarterly basis for the foreseeable future, the determination as to the payment and the amount of any future dividends will be made by the Board of Directors from time to time and will depend on the Company’s then-current financial condition, capital requirements, results of operations and any other factors then deemed relevant by the Board of Directors. The Company has increased its dividend paid per share every year since 1992.

Purchases of Equity Securities by the Issuer or Affiliated Purchasers

In June 2001, the Company announced that its Board of Directors had authorized the repurchase of up to $3.0 million of the Company’s common stock and announced an increase in that authorization of $2.2 million in October 2001, for an aggregate authorization of $5.2 million. There is no expiration date for this authorization. Repurchases may be made from time to time in the open market, or in privately negotiated transactions, at prevailing market prices that the Company deems appropriate. No shares of common stock were repurchased by or on behalf of the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended) during fiscal 2004. Through November 30, 2004, the Company had repurchased approximately 584,000 shares at a total cost of $2.5 million or an average of $4.29 per share. Based on the $23.35 closing price of the common stock on November 30, 2004, the remaining $2.7 million of the authorization would allow the Company to repurchase approximately 114,000 shares, or 0.8%, of the 14.5 million shares outstanding, or 1.1% of the Company’s outstanding shares excluding the 4.0 million shares held by the ESOP.

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial data for each of the last five years ended November 30, 2004, has been derived from the Company’s audited, consolidated financial statements. The selected financial data should be read in conjunction with the Consolidated Financial Statements, including the related Notes, and Management’s Discussion and Analysis included elsewhere in this report.

	For The Years Ended November 30,
	2004	2003(1)	2002	2001	2000
		(In thousands, except per share data)
Income Statement Data:
Net sales	$345,944	$309,005	$248,346	$221,289	$251,051
Cost of sales	250,467	226,880	179,558	170,008	187,727
Gross profit	95,477	82,125	68,788	51,281	63,324
Selling and administrative expenses	62,707	54,903	42,469	39,323	40,377
Restructuring charges (2)	1,604	1,470		881
Operating income	31,166	25,752	26,319	11,077	22,947
Other income (expense), net	627	286	560	1,213	792
Interest expense	1,869	2,638	2,094	2,140	830
Income before income taxes	29,924	23,400	24,785	10,150	22,909
Income taxes	11,720	8,690	9,394	3,640	7,995
Net income	18,204	14,710	15,391	6,510	14,914

Per Share Data:
Basic and diluted earnings per share (2)	$1.56	$1.28	$1.36	$0.56	$1.03
Cash dividends per share	0.24	0.22	0.19	0.18	0.17
Net book value per share (3)	11.60	10.02	8.87	7.72	7.34

Weighted average shares outstanding	11,669	11,474	11,285	11,619	14,515

Balance Sheet Data:
Cash and cash equivalents	$9,230	$14,859	$2,316	$7,926	$1,243
Trade accounts receivable	40,960	37,601	33,771	29,430	31,019
Inventories	69,735	42,442	54,959	33,522	42,785
Assets held for sale (4)	5,376
Working capital	97,139	74,814	71,376	59,624	60,669
Total assets	188,918	167,099	149,881	130,695	133,531
Long-term debt (including current maturities)	23,166	30,837	24,703	26,911	29,500
Common stock held by ESOP (5)				9,397	10,412
Shareholders’ equity (5)	136,585	116,264	101,044	77,741	75,559

(1)	In 2003, the Company acquired substantially all of the assets of Cherryville, N.C. based leather seating specialist Bradington-Young LLC. Shipments of upholstered furniture products accounted for $57.5 million in 2004 and $44.2 million during the eleven month period following its acquisition in January 2003.

(2)	In 2004, the Company recorded an after tax charge of $994,000 ($1.6 million pretax), or $0.09 per share principally related to the closing of its Maiden, N.C. facility; in 2003, the Company recorded an after tax charge of $911,000 ($1.5 million pretax), or $0.08 per share related to the closing of its Kernersville, N.C. facility; and in 2001, the Company reduced its workforce at the Martinsville, VA facility and recorded an after tax charge of $546,000 ($881,000 pretax) and a special after tax expense of $199,000 ($321,000 pretax) related to certain benefits distributed under its ESOP. These combined after tax charges of $745,000 ($1.2 million pretax) reduced earnings per share by $0.06 in 2001.

(3)	Net book value per share is derived by dividing (a) the sum of (i) “shareholders’ equity” and (ii) “common stock held by ESOP” (for periods prior to 2002) by (b) the number of common shares issued and outstanding, excluding unearned ESOP shares, all determined as of November 30 of each year.

(4)	In connection with the October 2004 closing of its Maiden, N.C. plant, the Company reclassified substantially all of related property, plant and equipment to “assets held for sale”. The carrying value of these assets approximated fair value less anticipated selling expenses. The sale of these assets was completed in the first quarter of 2005.

(5)	In 2002, Hooker Furniture common stock began trading on the NASDAQ SmallCap Market. As a result, the Company is no longer obligated to repurchase shares from participants in the Company’s ESOP. Consequently, shares previously reflected in the Company’s balance sheets as “common stock held by ESOP” have been reclassified to “shareholders’ equity”.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS

The following discussion should be read in conjunction with the Selected Financial Data and the Consolidated Financial Statements, including the related Notes, contained elsewhere in this Annual Report.

Overview

Hooker Furniture is the fourteenth largest source for furniture in the United States based on 2003 domestic furniture shipments, according to Furniture/Today, a trade publication. The Company is an 80-year old manufacturer and importer of home theater, wall and entertainment systems, home office, dining, bedroom, youth bedroom, bathroom, accents, occasional and upholstered leather furniture. Extensive style and finish selections within each of the product categories make the Company a comprehensive resource for retailers primarily targeting the upper-medium price range, and in the case of the Bradington-Young line of upholstered leather furniture, the upper-medium and upper price ranges. The Company’s principal customers are retailers of residential home furnishings who are broadly dispersed throughout North America. Dealers include independent furniture stores, department stores, specialty retailers, catalog merchants and national and regional furniture chains. The Company has approximately 1,700 employees and owns or leases seven manufacturing facilities, a supply plant, five warehouse and distribution facilities and an administrative office located in Virginia and North Carolina, as well as three dealer showrooms in High Point, N.C. The Company operates facilities in Cherryville, Hickory, High Point, Pleasant Garden and Woodleaf, N.C. and Martinsville and Roanoke, Va. During the 2004 third quarter the Company also began utilizing a dedicated warehouse and distribution center in China which is owned by the Company’s largest supplier of imported products.

Over the three-year period ended November 30, 2004, the Company has operated in a sluggish economy impacted by low to moderate levels of consumer confidence. Yet 2004 marked the third straight year of double-digit annual net sales gains and the Company ended its 80th year by reporting twelve consecutive quarters of increased net sales compared to the year-earlier periods. Beginning in 2002, the Company’s results of operations have been affected in opposing ways by lower-priced imported furniture. First, the Company’s domestic wood furniture manufacturing operations have suffered from lower demand and significant declines in volume for its bedroom, home office and home entertainment products, based on competition from lower-priced imports. These declines led to the closing of its Maiden, N.C. facility in 2004 and its Kernersville, N.C. facility in 2003, and reduced work schedules at its wood furniture manufacturing facilities over most of the period since 2001. Second, the Company’s imported wood and metal furniture operations have experienced significant growth over this three-year period, with increased demand for its home theater wall units, entertainment centers, home office, casual dining, bedroom, accent, occasional, and licensed lines such as PGA TOUR® Home furniture.

Increased demand for imported wood and metal furniture products, coupled with a significant increase in purchases and distribution of imported inventory, beginning in the second half of 2002, have fueled a significant growth in revenue that has outpaced the declines in demand for domestically produced wood furniture during the same time period. The Company has responded to increased demand for imported products by:

•	increasing inventories to facilitate expedited delivery,

•	leasing additional warehousing and distribution capacity in the United States,

•	opening a distribution center in China (the facility is owned by the Company’s largest supplier of imported products and operated by that supplier and a third party), and

•	increasing the selling and administrative effort to support the higher volumes.

The Company’s Container Direct Program has also fueled the dramatic growth of its import business. The Container Direct Program allows retailers to use an internet ordering system to purchase full containers of a mixed variety of imported products at attractive pricing with expedited delivery.

Bradington-Young, acquired in January 2003, is a fast-growing brand with a broad offering of upscale residential leather upholstered furniture and some fabric upholstered furniture. Major product categories include leather reclining and motion chairs and sofas, executive desk chairs, club chairs and stationary upholstered furniture. Under the Bradington-Young brand, Hooker offers upholstered furniture targeted at the upper-medium and upper price ranges. The Company believes that these upholstered products complement its existing wood and metal furniture product lines, and are beginning to achieve the sales levels that were envisioned when the Company acquired that line.

A key distribution development began in 2003, when the Company merged its Hooker and Bradington-Young sales forces, providing a more than four-fold increase in the number of professional sales representatives selling Bradington-Young products. This integration fueled significant Bradington-Young sales volume growth and the addition of over 800 new retail accounts carrying the upholstery line since the Company acquired that business in 2003. Shipments of Bradington-Young upholstered furniture products accounted for $57.5 million in net sales for 2004, compared to $44.2 million for the 2003 eleven-month period after the subsidiary was acquired. The Company believes that its upholstery business will continue to experience strong growth in the future and is well-positioned to leverage additional opportunities for synergy in merchandising and marketing. For example, in 2004, by adding imported upholstered products, Bradington-Young expanded its product line in both style and price, offering more competitive, medium-priced upholstered furniture marketed through the Company’s new Seven Seas Seating line.

The Company faces several major opportunities and challenges over the coming year:

•	Although demand for domestically produced wood furniture products has declined in favor of lower-priced imports, the Company will continue to spark sales growth in domestic product categories through fresh introductions of new products, styles and finishes; through combining domestically produced and imported products in stylish, functional new multi-product category collections and new whole home collections; and through aggressive marketing and value pricing.

•	The Company is supporting continued growth of domestically produced upholstered furniture through new product offerings. The Company believes that Bradington-Young is poised for continued strong growth and expects to leverage expanded lines and distribution into higher net sales of upholstered products during 2005.

•	The Company expects to see continued growth in its imported product lines and is developing plans to further improve its cooperative design process, product offerings, logistics, quality control, warehousing and distribution capabilities with the objectives of reducing costs and improving product deliveries to retailers, particularly those located on the West Coast.

•	The Company expects to reduce its selling and administrative expenses as a percentage of net sales.

Results of Operations

The following table sets forth the percentage relationship to net sales of certain items included in the consolidated statements of income:

	For the Years Ended November 30,
	2004	2003	2002
Net sales	100.0%	100.0%	100.0%
Cost of sales	72.4	73.4	72.3

Gross profit	27.6	26.6	27.7
Selling and administrative expenses	18.1	17.8	17.1
Restructuring and asset impairment charges	0.5	0.5

Operating income	9.0	8.3	10.6
Other income, net	0.2	0.1	0.2

Income before interest and income taxes	9.2	8.4	10.8
Interest expense	0.6	0.8	0.8

Income before income taxes	8.6	7.6	10.0
Income taxes	3.3	2.8	3.8

Net income	5.3%	4.8%	6.2%

2004 Compared to 2003

Hooker Furniture Corporation established record net sales and income for 2004. Net sales of $345.9 million for the year ended November 30, 2004, increased 12.0% from $309.0 million in 2003. Net income for 2004 of $18.2 million or $1.56 per share, increased 23.8% compared to 2003 net income of $14.7 million or $1.28 per share.

Management achieved record net sales and profitability performance for the year despite significant additional expenses, such as restructuring costs associated with the October 2004 closing of the Maiden, N.C. plant and expenses incurred to comply with corporate governance mandates brought about by the Sarbanes-Oxley Act.

Improvement in net sales, net income and profitability as a percentage of net sales in 2004 was principally driven by higher unit volume and improved gross profit margin.

Increases in net sales for 2004 can be attributed to unit volume growth in Hooker’s imported furniture and growth in the Bradington-Young line of upholstered furniture, partially offset by decreased shipments of domestically produced wood furniture. During 2004, average selling prices increased for imported wood and metal furniture and increased slightly for domestic wood furniture, but declined for upholstered furniture, compared to 2003. Overall, average selling prices increased slightly in 2004 compared to 2003. Annual 2004 net sales by product category were as follows:

•	Imported wood and metal furniture net sales, including shipments under the Company’s Container Direct Program, grew to $185.4 million, an increase of 24.7% compared to $148.7 million in 2003. This category increased to 53.6% of total net sales in 2004 from 48.1% in the prior year.

•	Domestic wood furniture net sales dropped to $103.0 million, a decline of 11.3% compared to $116.1 million in 2003. This category decreased to 29.8% of total net sales in 2004 compared to 37.6% in 2003.

•	Upholstered furniture net sales grew to $57.5 million, compared to $44.2 million during the eleven months following Bradington-Young’s acquisition by the Company at the beginning of January 2003. Upholstery net sales increased to 16.6% of total net sales in 2004 from 14.3% in 2003.

The double-digit net sales growth for Hooker’s Bradington-Young operations is principally the result of an expanded sales organization and a broader product line. While the Company has provided a four-fold increase in the number of professional sales representatives selling this line, net sales growth has exceeded the growth rate in related selling and distribution expenses. Consequently, these expenses have declined as a percentage of upholstered furniture net sales.

Gross profit margin increased to 27.6% of net sales in 2004 compared to 26.6% in 2003. The increased proportion of imported furniture shipments helped to improve gross profit margin in 2004, since these products typically carry higher gross profit margins than domestically manufactured products (however, imported furniture typically requires a higher level of sourcing, warehousing and distribution costs, which are reflected in selling and administrative expenses, compared to domestically produced furniture).

The gross profit margin on imported furniture increased during 2004 compared to 2003, based on the mix of products sold and reduced assembly costs. The improvement was partially offset by higher levels of shipments under the Company’s Container Direct Program. Products shipped under the Container Direct Program are offered for sale with higher volume discounts than shipments of imported products from domestic warehouses. Gross profit margin on domestically produced wood furniture improved slightly during 2004, helped by lower levels of promotional discounting and lower domestic wood furniture production costs as a percentage of net sales. The production cost margin improved based on steps taken to more closely align production capacity with demand. Bradington-Young’s 2004 gross profit margin approximated the 2003 gross profit margin. Improved raw material utilization and lower overhead costs, resulting from higher unit volume, were offset by higher labor and benefits costs (principally non-cash ESOP cost).

Selling and administrative expenses increased by $7.8 million, or 14.2%, to $62.7 million in 2004 from $54.9 million in 2003. The increase is principally due to the following:

•	Higher professional services and personnel expenses incurred to comply with accounting, internal control and corporate governance mandates brought about by the Sarbanes-Oxley Act of 2002 and new SEC and NASDAQ rules and regulations. The Company expects these compliance costs to decline during 2005.

•	Higher selling, warehousing and distribution costs supporting higher import net sales, including the costs incurred to bring the new affiliated Asian warehouse and distribution center and internet-based product ordering system on line during the second half of 2004.

•	Increased sales and marketing expenses supporting higher upholstery net sales, including the start up and operating costs incurred for the Seven Seas Seating warehouse during the second half of 2004. In addition, selling and administrative expenses for 2003 include only eleven months of operating expenses for Bradington-Young following its acquisition by the Company at the beginning of January 2003 compared to twelve months of operating expenses during 2004.

As a percentage of net sales, selling and administrative expenses increased to 18.1% in 2004 from 17.8% in 2003, principally due to the higher corporate governance compliance costs mentioned previously. However, warehousing, distribution, selling and marketing expenses declined as a percentage of net sales through the effect of higher net sales.

The non-cash cost of the Company’s ESOP for 2004 increased $874,000 to $3.8 million compared to $2.9 million in 2003. The Company records non-cash ESOP cost for the number of shares that it commits to release to eligible employees at the average market price of the Company’s common stock during each respective period based on the amount of the annual principal and interest payments made on the ESOP Loan. As allowed under the terms of the ESOP Loan, the Company reduced the amount of 2004 contributions to the ESOP. Consequently, the ESOP committed to release approximately 161,200 shares at an average market price of $23.48 during 2004 compared to approximately 212,200 shares at an average market price of $13.83 during 2003. The ESOP shares have a cost basis of $6.25 per share. The cost of the plan is allocated to cost of goods sold and selling and administrative expenses based on employee compensation.

Profitability for both 2004 and 2003 was impacted by restructuring charges related to plant closings. In 2004, the Company recorded a $1.6 million pretax ($1.0 million after tax or $0.09 per share) restructuring and related asset impairment charge principally related to the October 2004 closing of the Company’s Maiden, N.C. wood furniture manufacturing facility. In 2003, the Company recorded a $1.5 million pretax ($911,000 after tax or $0.08 per share) restructuring and related asset impairment charge related to the August 2003 closing of the Company’s Kernersville, N.C. wood furniture plant. Competitive pressures from lower priced imports, which have caused continuing declines in shipments of domestically produced wood furniture, led to decisions to close the Maiden and Kernersville, N.C. facilities. The pretax restructuring charges reduced operating income in 2004 and 2003 by 0.5% of net sales.

The 2004 pretax restructuring and asset impairment charge consisted of approximately $872,000 in severance and related benefits paid to approximately 280 hourly and salaried employees terminated at the Maiden, N.C. facility and approximately $637,000 in related asset impairment and other costs (principally factory disassembly costs). Substantially all of the severance benefits were paid during the 2004 fourth quarter. The 2004 charge also included an additional $95,000 for health benefits and other costs related to the 2003 closing of the Company’s Kernersville, N.C. facility. The 2003 pretax restructuring and asset impairment charges consisted of $1.1 million in severance and related benefits paid to approximately 290 hourly and salaried employees terminated at the Kernersville, N.C. facility and $366,000 in related asset impairment costs.

The Maiden, N.C. real property, and substantially all of the machinery and equipment, which had an aggregate carrying value of $5.4 million as of November 30, 2004, have been reclassified to “assets held for sale” included in “current assets” on the consolidated balance sheet. The carrying value of these assets reflects fair value less anticipated selling expenses. Substantially all of the Maiden, N.C. property and equipment was sold for an aggregate consideration of $5.2 million in cash (after selling expenses) in the first quarter of 2005. The Company expects that the remaining real property, which has a carrying value of $229,000, will be sold within the next twelve months. The Company has transferred the production of patterns and products manufactured at the Maiden plant to other Company facilities.

As a result of the above, operating income as a percentage of net sales increased to 9.0% in 2004, compared to 8.3% for 2003.

Other income, net increased by $341,000 to $627,000 in 2004 from $286,000 in 2003. The increase reflects higher levels of miscellaneous cash receipts and interest income. Also in 2003, the Company recorded a loss of $139,000 on the termination of an interest rate swap agreement.

Interest expense decreased $769,000 to $1.9 million during 2004 from $2.6 million in 2003. The decrease is principally due to a $15.0 million debt prepayment made by the Company in the fourth quarter of 2003 and other scheduled debt repayments made during 2004.

The Company’s effective tax rate increased to 39.2% in 2004 compared to 37.1% in 2003, principally as a result of higher non-cash ESOP cost and higher state income taxes. The Company records non-cash ESOP cost based on the average market value of the Company’s common stock during the year, but may deduct only the cost basis of the shares for income tax purposes.

Net income for 2004 increased to $18.2 million, or $1.56 per share, compared to $14.7 million, or $1.28 per share, in 2003.

2003 Compared to 2002

Net sales in 2003 increased $60.7 million, or 24.4%, to $309.0 million, from $248.3 million in 2002. Net sales increases in 2003 can be attributed to growth resulting from the Company’s January 2003 acquisition of Bradington-Young and growth in Hooker Furniture’s wood furniture operations. Net sales for the Company’s wood furniture operations increased $16.5 million, or 6.6%, to $264.8 million for 2003, compared with $248.3 million in 2002.

Shipments of imported products, including shipments under the Company’s Container Direct Program, increased $44.8 million, or 43.0%, to $148.7 million, compared with $103.9 million in 2002. Upholstery shipments accounted for $44.2 million in net sales for the eleven month period after the operation was acquired. Shipments of the Company’s domestically produced wood furniture declined $28.3 million, or 19.6%, to $116.1 million from $144.4 million in 2002. Average selling prices for domestically produced wood furniture decreased during 2003 while the average selling prices for imported wood furniture products increased. Overall wood furniture average selling prices declined during 2003, primarily due to the larger proportion of lower-priced imported products shipped.

For 2003, the Company’s gross profit margin declined to 26.6%, from 27.7% in 2002. The decline in 2003 is principally attributed to lower margins on imported shipments resulting from higher inbound freight and other transit related costs. Margins also declined on domestically produced wood furniture. During 2003, the Company’s domestic wood furniture manufacturing operations continued to experience reductions in raw material costs as a percentage of net sales compared to 2002. However, these improvements were more than offset by increased labor and overhead costs as a percentage of net sales, resulting from inefficiencies created by reduced work schedules during 2003 and heavier sales discounting. As a percentage of net sales, imported products generally reflect higher gross profit margins than domestically produced wood furniture. However, imported products also carry a higher component of selling and administrative expenses than domestically produced wood furniture, primarily expenses related to product sourcing, warehousing and distribution.

During 2003, the gross profit margin for upholstered products manufactured by Bradington-Young was comparable to the gross profit margin the Company achieved on its domestically produced wood furniture products, ranging typically from 20-25% of net sales.

The closing of the Kernersville facility and reductions in inventory levels, coupled with strong incoming orders for domestically produced wood furniture during the 2003 fourth quarter, enabled the Company to better align domestic wood furniture capacity with current and anticipated demand.

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

During the fourth quarter of 2002, the Company began leasing, equipping and staffing an aggregate of 287,000 square feet of additional warehousing and distribution space, all of which was fully operational during 2003. During the first quarter of 2004, the Company relocated a portion of this additional warehousing capacity to a new, slightly smaller facility. The Company developed plans to further improve its warehousing and distribution capabilities at a reasonable cost.

Profitability for 2003 was negatively impacted by $1.5 million pretax ($911,000 after tax, or $0.08 per share) in restructuring and asset impairment charges related to the August 2003 closing of the Company’s Kernersville, N.C. manufacturing facility. The restructuring and asset impairment charge consisted of $1.1 million in severance and related benefits paid to 290 terminated hourly and salaried employees and $366,000 in related asset impairment costs. Substantially all of the severance and related benefits were paid to terminated employees in the 2003 third quarter. This charge (before taxes) reduced operating income by 0.5% of net sales for 2003.

During the fourth quarter of 2003, the Company sold the Kernersville plant and some of its equipment for an aggregate consideration of $1.1 million ($164,000 in cash and a $900,000 note receivable). The property had an aggregate carrying value of $827,000. The Company moved the production of patterns and products manufactured at the Kernersville plant to other Company facilities.

In the 2003 fourth quarter, the Company: (i) reduced its accrual for restructuring and asset impairment charges related to the closing of the Kernersville facility, principally as a result of lower than anticipated severance costs, and (ii) recorded a gain on the sale of the facility. Both of these adjustments to the accrual were offset by higher than anticipated cash payments incurred to prepare the Kernersville facility for sale.

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

Interest expense increased $544,000, to $2,638,000 in 2003, from $2,094,000 in 2002. The increase in interest expense during the 2003 period is due to higher debt levels, principally resulting from debt incurred in the acquisition of Bradington-Young, partially offset by lower average interest rates on the Company’s borrowings.

The Company’s effective tax rate declined to 37.1% in 2003 from 37.9% in 2002, principally as a result of lower state income taxes.

Net income for 2003 decreased $681,000 to $14.7 million, or $1.28 per share, from $15.4 million, or $1.36 per share, in 2002. The restructuring charge discussed above reduced net income by $911,000 after tax ($1.5 million pretax) or $0.08 per share in 2003.

Financial Condition, Liquidity and Capital Resources

Balance Sheet and Working Capital

Assets totaled $188.9 million as of November 30, 2004, increasing $21.8 million from $167.1 million at November 30, 2003. The increase reflects the $27.3 million investment of Company resources in increasing furniture inventory levels. Several steps taken by the Company contributed to the increase in inventories:

•	rectifying sub-optimal inventory levels at the end of 2003,

•	stocking the new affiliated Asian warehouse in 2004 for the Company’s Container Direct Program, and

•	adding a North Carolina warehouse for the Seven Seas Seating line in 2004.

Shareholders’ equity at November 30, 2004 increased $20.3 million to $136.6 million compared to $116.3 million at November 30, 2003. Working capital increased by $22.3 million to $97.1 million as of November 30, 2004, from $74.8 million at the end of 2003, reflecting the net effect of a $30.0 million increase in current assets (principally the increase in inventories) partially offset by a $7.7 million increase in current liabilities (principally accounts payable resulting from higher inventory purchase levels). The Company’s long-term debt, including current maturities, decreased to $23.2 million at November 30, 2004, compared to $30.8 million at November 30, 2003 as a result of scheduled debt payments.

Cash Flows – Operating, Investing and Financing Activities

During 2004, cash generated from operations ($7.4 million), a decrease in cash and cash equivalents ($5.6 million), proceeds from borrowing ($2.0 million), the collection of a note receivable ($900,000 issued in connection with the November 2003 sale of the Kernersville, N.C. manufacturing facility) and proceeds from the sale of property ($181,000) funded the repayment of long-term debt ($9.7 million), capital expenditures ($3.7 million) and dividend payments ($2.8 million).

During 2003, proceeds from borrowings ($77.3 million), cash generated from operations ($42.1 million), and proceeds from the sale of property ($92,000) provided cash for the acquisition of Bradington-Young ($22.1 million, net of cash acquired), the refinancing and repayment of long-term debt ($75.3 million, including the repayment of $4.1 million of debt assumed in the Bradington-Young acquisition), an increase in available cash and cash equivalents ($12.5 million), capital expenditures ($4.0 million), payments to terminate interest rate swap agreements ($3.2 million) and dividend payments ($2.5 million).

During 2002, cash generated from operations ($5.7 million), a decrease in available cash and cash equivalents ($5.6 million) and proceeds from borrowings ($3.0 million) funded capital expenditures ($6.1 million), repayments of long-term debt ($5.2 million), dividend payments ($1.9 million), and the purchase and retirement of common stock ($1.2 million).

Cash generated from operations in 2004 of $7.4 million decreased $34.7 million from $42.1 million in 2003. The decrease was due to $64.9 million in higher payments to suppliers and employees, and $2.5 million in higher income tax payments, partially offset by $31.8 million in higher payments received from customers and $1.0 million in lower interest payments. Payments to suppliers and employees increased principally to fund increased purchases and inventory levels of imported furniture, higher production of upholstered furniture (including an additional month of Bradington-Young upholstery production and operating costs compared to the prior year) and higher selling and administrative expenses, partially offset by reduced cash requirements to support lower domestic wood furniture production levels, and increased levels of trade payables and accrued liabilities. During the 2004 third quarter, the Company began utilizing a warehouse located in China (owned and operated by third parties) targeted to drive growth in the Company’s Container Direct Program. The Company began shipping from that warehouse in late August 2004. As of November 30, 2004, that warehouse contained $8.1 million of inventory. Cash received from customers increased $31.8 million as a result of higher imported and upholstered furniture net sales (including an additional month of Bradington-Young upholstery shipments compared to the prior year). Tax payments increased $2.5 million principally due to higher levels of taxable income and differences in the amount of required payments due in each respective period. Interest payments decreased $1.0 million principally due to lower debt levels.

In 2003, cash generated from operations of $42.1 million increased $36.4 million from $5.7 million in 2002. The increase was due to higher payments received from customers, partially offset by higher payments to suppliers and employees and higher income tax and interest payments. Cash received from customers increased $66.8 million as a result of Bradington-Young net sales since January 2003 and higher wood furniture net sales. Payments to suppliers and employees increased $26.4 million, principally to fund the production of upholstered products and the operating costs of Bradington-Young since January 2003, increased purchases of imported wood furniture products, and higher selling and administrative expenses, partially offset by reduced cash requirements to support lower domestic wood furniture production levels. Tax payments increased $3.5 million principally as a result of differences in the amount of required payments due in each respective period. Interest payments, net, increased $480,000 reflecting the higher average debt level to fund the acquisition of Bradington-Young partially offset by the effect of lower average interest rates.

Investing activities consumed $2.6 million during 2004 compared to $26.0 million in 2003 and $6.1 million in 2002. The Company purchased Bradington-Young in January 2003 for cash payments totaling $22.1 million (net of cash acquired). Purchases of plant, equipment, and other assets to maintain and enhance the Company’s facilities and business operating systems amounted to $3.7 million in 2004, $4.0 million in 2003 and $6.1 million in 2002. As a result of lower demand for domestic wood furniture and the transfer of certain production equipment from the Maiden and Kernersville, N.C. facilities to the Company’s other wood furniture manufacturing facilities, the Company’s capital expenditure requirements declined from 2002 levels.

Financing activities utilized cash of $10.5 million in 2004, compared to $3.6 million in 2003 and $5.2 million in 2002. During 2004, the Company borrowed $2.0 million under its revolving credit facility, repaid $9.7 million of long-term debt and paid cash dividends of $2.8 million. In 2004, the Company made scheduled debt payments of $4.9 million for Term Loan B, $2.0 million for Term Loan A and $1.8 million for the industrial revenue bonds. The Company also repaid $1.0 million on the revolving credit facility.

During 2003, the Company borrowed: a) $42.8 million under new term loan agreements ($18.3 million under Term Loan A and $24.5 million under Term Loan B) to complete the refinancing of its long-term debt in April 2003, b) $26.7 million to fund the purchase of Bradington-Young and to repay debt assumed in the acquisition, and c) $7.8 million under its revolving credit line to fund other operating, investing and financing cash flow activities. Also during 2003, the Company repaid a) $17.8 million under an existing term loan and $25.0 million of the bank debt used to acquire Bradington-Young, primarily in connection with refinancing its long-term debt, b) $10.0 million under its revolving credit line, c) $4.1 million of debt assumed in the Bradington-Young acquisition, d) $18.4 million under Term Loans A and B (including a prepayment of $15.0 million on Term Loan B in November 2003). The Company also paid $3.2 million to terminate interest rate swap agreements and paid dividends of $2.5 million during 2003.

During 2002, the Company used cash in financing activities to repay $2.2 million net, of long-term debt, pay dividends of $1.9 million, repurchase approximately 120,900 shares of common stock from ESOP participants at a total cost of $1.1 million, or $8.98 per share, as required by the terms of the ESOP, and repurchase approximately 12,140 shares of common stock at a total cost of $83,000, or $6.81 per share, under the common stock repurchase program authorized by the Board of Directors in 2001.

Swap Agreements

During 2003, the Company, in connection with the refinancing of its bank debt, terminated an interest rate swap agreement that in effect provided a fixed interest rate of approximately 7.4% on an existing term loan and entered into a new interest rate swap agreement. The new agreement is on substantially the same terms as the terminated agreement, except that it in effect provides for a fixed interest rate of 4.1% through 2010 on Term Loan A. The Company’s $3.0 million payment to terminate the swap agreement is being amortized as interest expense over the remaining repayment period for Term Loan A, resulting in an effective fixed interest rate of approximately 7.4% on Term Loan A.

Also in 2003, the Company entered into an interest rate swap agreement that in effect provided a fixed interest rate of 4.0% through 2008 on Term Loan B. The Company is accounting for the new interest rate swap agreements for Term Loans A and B as cash flow hedges.

In November 2003, the Company prepaid $15.0 million on Term Loan B. In connection with the prepayment on Term Loan B, the Company terminated the related interest rate swap agreement. The Company incurred a loss of $204,000 in 2003 to terminate the swap agreement of which $139,000 was charged against “other income, net” in the statements of income. The balance of the termination payment is being amortized over the remaining repayment period for Term Loan B.

The aggregate fair market value of the Company’s swap agreements decreases when interest rates decline and increases when interest rates rise. Interest rates declined during 2002, remained relatively constant during 2003, and increased during 2004. The decrease in the aggregate fair market value of the effective portion of the agreements of $759,000 after tax ($1.2 million pretax) as of November 30, 2004, and $1.9 million after tax ($3.0 million pretax) as of November 30, 2003, is reflected under the caption “accumulated other comprehensive loss” in the consolidated balance sheets. The Company also reduced interest expense by $45,000 in 2004 and recognized additional interest expense of $44,000 in 2003, and $170,000 in 2002, for the ineffective portion of the swap agreements’ change in value. Approximately $549,000 of the aggregate pretax decrease in fair market value of the agreements is expected to be reclassified into earnings during the next 12 months as a component of the interest expense that will accrue on the debt.

Debt Covenant Compliance

The credit facility for the Company’s revolving credit line and Term Loans A and B contains, among other things, financial covenants as to minimum tangible net worth, debt service coverage, the ratio of funded debt to earnings before interest, taxes, depreciation, amortization and maximum capital expenditures. The Company was in compliance with these covenants as of November 30, 2004.

Liquidity, Resources and Capital Expenditures

As of November 30, 2004, the Company had $12.6 million available under its revolving credit line to fund working capital needs, and $17.7 million available under additional committed lines of credit, to support the issuance of letters of credit. There were borrowings of $1.0 million outstanding under the revolving credit line on November 30, 2004. Based on the terms of the revolving credit line as renewed in February 2005, any principal outstanding under the credit line will be due March 1, 2008. The Company believes it has the financial resources (including available cash and cash equivalents, expected cash flow from operations, and lines of credit) needed to meet business requirements for the foreseeable future, including capital expenditures, working capital, repurchases of common stock under the Company’s stock repurchase program and dividends on the Company’s common stock. Cash flow from operations is highly dependent on incoming order rates and the Company’s operating performance. The Company expects to spend $4.0 to $4.5 million in capital expenditures during 2005 to maintain and enhance its facilities and operating systems.

Dividends

In January 2005, the Company’s Board of Directors declared an increased quarterly cash dividend of $0.07 per share, payable on February 28, 2005, to shareholders of record February 15, 2005.

Commitments and Contractual Obligations

As of November 30, 2004, the Company’s commitments and contractual obligations were as follows:

	Payments Due by Period (In thousands)
	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years	Total
Long-term debt	$6,671	$6,940	$6,491	$3,064	$23,166
Operating leases	1,511	1,608	49		3,168

Total contractual cash obligations	$8,182	$8,548	$6,540	$3,064	$26,334

Outlook

Based on double-digit net sales growth of imported and upholstered furniture, the Company finished 2004 with strong momentum by marking its 3rd year of double-digit net sales growth, and its 12th consecutive quarter of increased net sales compared with prior year quarters. Operating income increased 55.5% in the fourth quarter of 2004 versus the fourth quarter of 2003, as a result of increased unit sales and improved gross margin versus the prior year period.

While Hooker is pleased with its 23.8% increase in net income for the year, the Company believes that there will be ample opportunities to improve earnings in 2005 by continuing to grow the imported furniture and Bradington-Young upholstered furniture lines. Management is optimistic in regard to 2005, and projects net sales increases of 4-7% for the 2005 first quarter over the same 2004 period.

The Company believes that the economic outlook is more positive than it has been since 2000 and anticipates that improving consumer confidence should begin to release pent-up demand for furniture created by the growth in the housing industry over the last several years.

The Company believes that imported and upholstered furniture can sustain momentum into 2005 and that the Company is in a good position to capitalize on improving business because of its strong product line and improved inventory levels.

With the October closing of the Maiden, N.C. plant, the Company expects to operate its domestic wood furniture plants closer to capacity, which should contribute to more efficient operations. The Company increased its domestic production capacity utilization for wood and upholstered furniture to approximately 91% during January and February 2005. Increasing production at each of its three remaining wood furniture plants should lower overhead costs as a percentage of volume, thereby improving gross margin for domestic wood furniture. Based on current expectations regarding domestic wood furniture sales, management anticipates that the closing of the Maiden, N.C. plant will result in production cost savings of approximately $1.8 to $2.2 million annually beginning in the first quarter of 2005.

Like most public companies, Hooker Furniture has allocated additional financial and manpower resources to the administrative task of complying with the corporate governance mandates brought about by the Sarbanes-Oxley Act of 2002. The Company expects the cost of compliance to decline during 2005. As a percent of sales, selling and administrative expenses declined slightly for the 2004 fourth quarter compared to the prior year period through the effect of higher net sales. Reducing selling and administrative expenses as a percentage of net sales will be a challenge for the Company while also addressing initiatives to continue growing the Company’s businesses.

Environmental Matters

Hooker Furniture Corporation is committed to protecting the environment as evidenced by its products and its manufacturing operations. The Company’s manufacturing sites generate hazardous and non-hazardous wastes, the treatment, storage, transportation and disposal of which are subject to various local, state and national laws relating to protecting the environment. The Company is in various stages of investigation, remediation or monitoring of alleged or acknowledged contamination at current or former manufacturing sites for groundwater and soil contamination and visible air emissions, none of which the Company deems material to its results of operations or financial position. The Company’s policy is to record environmental liabilities when losses are probable and can be reasonably estimated. The costs associated with the Company’s environmental responsibilities, compliance with federal, state and local laws regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, have not had and, are not expected to have a material effect on the Company’s financial position, results of operations, capital expenditures or competitive position.

Critical Accounting Policies and Estimates

The Company’s significant accounting policies are described in “Note 1 – Summary of Significant Accounting Policies” to the consolidated financial statements beginning at page F-1 in this report. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying financial statements and related notes. In preparing these financial statements, management has made its best estimates and judgments of certain amounts included in the financial statements, giving due consideration to materiality. The Company does not believe there is a great likelihood that materially different amounts would be reported related to the accounting policies described below; however, application of these accounting policies involves the exercise of judgment and the use of assumptions as to future uncertainties and as a result, actual results could differ from these estimates.

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

The Company’s domestic wood furniture manufacturing operations have suffered from lower demand and significant declines in volume for its bedroom, home office and home entertainment products principally due to competition from lower-priced imported furniture products. These declines led to the closing of the Company’s Maiden, N.C. facility in October 2004 and the closing of its Kernersville, N.C. facility in August 2003. As a result of these plant closings, the Company recorded restructuring charges principally consisting of severance and related benefits paid to terminated employees affected by the closings and asset impairment charges. The Company recognizes liabilities for these exit and disposal activities at fair value in the period in which the liability is incurred. Asset impairment charges related to the closure of manufacturing facilities are based on the Company’s best estimate of expected sales prices, less related selling expenses, for assets to be sold. The recognition of restructuring and asset impairment charges for exit and disposal activities involves significant judgment by management. Management reassesses its accrual of restructuring and asset impairment charges each reporting period. Any change in estimated restructuring and related asset impairment charges is recognized in the period of change.

Long-lived assets, such as property, plant and equipment, are evaluated for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through the estimated undiscounted future cash flows from the use of those assets. When any such impairment exists, the related assets are written down to fair value. Long-lived assets to be disposed of by sale are measured at the lower of their carrying amount or fair value less cost to sell, are no longer depreciated and are reported separately as ”assets held for sale” in the consolidated balance sheets.

Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 151, “Inventory Costs: an Amendment to ARB No. 43” (“SFAS 151”). This statement clarifies the types of costs that should be expensed rather than capitalized as inventory. This statement also clarifies the circumstances under which fixed overhead costs, such as abnormal amounts of idle facility expense, freight, handling costs and wasted material, associated with operating facilities involved in inventory processing should be expensed or capitalized. The provisions of this statement are effective for fiscal years beginning after June 15, 2005. Consequently, the Company will adopt the standard in 2006. The Company has not completed its assessment of the impact, if any, that this statement will have on its financial position or results of operations.

In December 2004, the FASB revised Statement of Financial Accounting Standards No. 123, “Share-Based Payment” (“SFAS 123R”). This statement, which addresses accounting for transactions in which an entity obtains employee services in share-based payment transactions, is a revision of SFAS 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” This statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). The Statement also requires the recognition of compensation expense for the fair value of any unvested stock option awards outstanding at the date of adoption. This statement establishes that the cost will be recognized over the vesting period during which an employee is required to provide services in exchange for the award. The provisions of this statement are effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. Consequently, the Company will adopt the standard in the fourth quarter of 2005. The Company does not believe that SFAS 123R will have a material impact on its financial position or results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk from changes in interest rates and foreign currency exchange rates which could impact its results of operations and financial condition. The Company manages its exposure to these risks through its normal operating and financing activities and through the use of interest rate swap agreements with respect to interest rates.

The Company’s obligations under its lines of credit, industrial revenue bonds and term loans, all bear interest at variable rates. The Company’s outstanding debt (including current maturities) as of November 30, 2004, amounted to $1.0 million under the Company’s revolving credit line, $4.6 million under the industrial revenue bonds, $15.4 million under Term Loan A and $2.2 million under Term Loan B. The Company has entered into interest rate swap agreements that, in effect, fix the rate of interest on the industrial revenue bonds at 4.7% through 2006 and Term Loan A at 4.1% through 2010. The notional principal values of the swap agreements are substantially equal to the outstanding principal balance of the corresponding debt instruments. A fluctuation in market interest rates of one percentage point (or 100 basis points) would not have a material impact on the Company’s results of operations or financial condition.

For imported products, the Company generally negotiates firm pricing with its foreign suppliers, for periods typically of up to one year. The Company accepts the exposure to exchange rate movements beyond these negotiated periods without using derivative financial instruments to manage this risk. The majority of the Company’s imports are purchased from countries such as China, whose currencies have been pegged to the U.S. Dollar, negating much of the Company’s exposure to foreign currency fluctuation. However, in November 2004, China’s top financial officials announced that fundamental preparations had been made to allow the Yuan’s exchange rate to fluctuate on a limited basis without regard to changes in the U.S. Dollar. These and other remarks intensified market speculation that China may adopt a market-oriented currency and allow the Yuan to fluctuate in value relative to the U.S. Dollar.

Since the Company transacts its imported product purchases in U.S. Dollars, a relative decline in the value of the U.S. Dollar could increase the cost of the Company’s imported products and adversely impact sales volume and profit margin during affected periods. However, the Company generally expects to reflect substantially all of the effect of any price changes from suppliers in the price it charges for its imported products.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements listed in Item 15(a) of this report are incorporated herein by reference and are filed as a part of this report.

Certain Non-GAAP Statements

The Company, in its Annual Report to Shareholders (of which this annual report on Form 10-K is a part), under the heading “Financial Highlights,” has reported net income and earnings per share both including and excluding the impact of restructuring and special charges. The net income and earnings per share figures excluding the impact of restructuring and special charges are “non-GAAP” measures. The Company provides this information because management believes this information is useful to investors in evaluating the Company’s ongoing operations.

EBIT and EBITDA Information

Set forth below is the Company’s earnings before interest and taxes, or EBIT, and earnings before interest, income taxes, depreciation and amortization, or EBITDA, for each of the last five years ended November 30, 2004. This information has been derived from the Company’s consolidated financial statements. For each period presented, EBIT and EBITDA have been reconciled to the Company’s net cash provided by operating activities. The Company provides these non-GAAP measures because it believes they are widely accepted financial indicators of the Company’s liquidity. This information should be read in conjunction with the consolidated financial statements, including the related Notes, and Management’s Discussion and Analysis included elsewhere in this annual report on Form 10-K for the year ended November 30, 2004.

	For the Years Ended November 30,
	2004	2003	2002	2001	2000
	(In thousands)
Net cash provided by operating activities	$7,449	$42,107	$5,695	$20,460	$16,379
Net increase (decrease) in assets and liabilities, net of effects of acquisition	24,834	(10,930)	19,915	(3,606)	7,531
Gain (loss) on disposal of property and equipment	27	85	5	59	(111)
Restructuring and related asset impairment charge	(1,604)	(1,470)		(881)
Provision for doubtful accounts	(1,255)	(1,148)	(961)	(711)	(736)
Deferred tax provision	(41)	(2,300)	634	295	(782)
Non-cash ESOP cost	(3,784)	(2,910)	(1,794)	(1,514)	(678)
Depreciation and amortization	(7,422)	(8,724)	(8,103)	(7,592)	(6,689)

Net income	18,204	14,710	15,391	6,510	14,914
Income taxes	11,720	8,690	9,394	3,640	7,995
Interest expense	1,869	2,638	2,094	2,140	830

Earnings before interest and income taxes (EBIT)	31,793	26,038	26,879	12,290	23,739
Depreciation and amortization	7,422	8,724	8,103	7,592	6,689

Earnings before interest, income taxes, depreciation and amortization (EBITDA)	$39,215	$34,762	$34,982	$19,882	$30,428

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL

                DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on their most recent review, which was made as of the end of the Company’s fourth quarter ended November 30, 2004, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure and are effective to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission (“SEC”) rules and forms.

Management’s Report on Internal Control over Financial Reporting

In accordance with Section 404 of the Sarbanes-Oxley Act and SEC rules thereunder, management has conducted an assessment of the Company’s internal control over financial reporting as of November 30, 2004. Management’s report regarding that assessment is included with the financial statements beginning on page F-1 of this report and is incorporated herein by reference.

Changes in Internal Controls

There have been no changes in the Company’s internal control over financial reporting for the Company’s fourth quarter ended November 30, 2004, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

On February 18, 2005, the Company renewed the revolving credit line under its credit facility with Bank of America, N.A., Wachovia Bank, National Association, and Branch Banking & Trust Co. of Virginia. The new maturity date for the revolving credit line is March 1, 2008. The other terms and conditions applicable to the revolving credit line, including the financial covenants regarding minimum tangible net worth, debt service coverage, the ratio of funded debt to earnings before interest, taxes, depreciation, amortization, and maximum capital expenditures, remain unchanged.

Hooker Furniture Corporation

Part III

In accordance with General Instruction G (3) of Form 10-K, the information called for by Items 10, 11, 12, 13 and 14 of Part III is incorporated by reference to the Company’s definitive Proxy Statement for its Annual Meeting of Shareholders scheduled to be held March 30, 2005, except for:

•	information concerning the executive officers of the Company, which is included in Part I of this report under the caption “Executive Officers of Hooker Furniture Corporation,” and

•	a copy of the Company’s Code of Business Conduct and Ethics, which is available on the Company’s website at www.hookerfurniture.com.

Amendments of and waivers from the Company’s Code of Business Conduct and Ethics will be posted to the Company’s website when permitted by applicable SEC and NASDAQ rules and regulations.

Hooker Furniture Corporation

Part IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed as part of this report on Form 10-K:

(1)	The following financial statements are included in this report on Form 10-K:

Reports of Independent Registered Public Accounting Firms

Management’s Report on Internal Control over Financial Reporting

Consolidated Balance Sheets as of November 30, 2004 and 2003

Consolidated Statements of Income for each of the years in the three-year period ended November 30, 2004

Consolidated Statements of Cash Flows for each of the years in the three-year period ended November 30, 2004

Consolidated Statements of Shareholders’ Equity for each of the years in the three-year period ended November 30, 2004

Notes to Consolidated Financial Statements

(2)	Financial Statement Schedules:

Financial Statement Schedules have been omitted because the information required has been separately disclosed in the consolidated financial statements or related notes.

(b)	Exhibits:

3.1	Amended and Restated Articles of Incorporation of the Company, as amended March 28, 2003 (incorporated by reference to Exhibit 3.1 of the Company’s Form 10-Q (SEC File No. 000-25349) for the quarter ended February 28, 2003)

3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form 10 (SEC File No. 000-25349))

4.1	Amended and Restated Articles of Incorporation of the Company (See Exhibit 3.1)

4.2	Amended and Restated Bylaws of the Company (See Exhibit 3.2)

4.3	Credit Agreement, dated April 30, 2003, between Bank of America, N.A., and the Company (incorporated by reference to Exhibit 4.1 of the Company’s Form 10-Q (SEC File No. 000-25349) for the quarter ending May 31, 2003)

Pursuant to Regulation S-K, Item 601(b)(4)(iii), instruments evidencing long-term debt less than 10% of the Company’s total assets have been omitted and will be furnished to the Securities and Exchange Commission upon request.

10.1	Form of Salary Continuation Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form 10 (SEC File No. 000-25349))*

10.2	Form of Split Dollar Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form 10 (SEC File No. 000-25349))*

10.3(a)	Form of Benefit Termination Agreement dated December 31, 2003, between the Company and certain of its executive officers (incorporated by reference to Exhibit 10.2 of the Company’s Form 10-Q (SEC File No. 000-25349) for the quarter ended February 29, 2004)*

10.3(b)	Form of Executive Life Insurance Agreement dated December 31, 2003, between the Company and certain of its executive officers (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q (SEC File No. 000-25349) for the quarter ended February 29, 2004)*

10.3(c)	Supplemental Retirement Income Plan effective as of December 1, 2003 (incorporated by reference to Exhibit 10.3 of the Company’s Form 10-Q (SEC File No. 000-25349) for the quarter ended February 29, 2004)*

10.3(d)	Summary of Director Compensation dated January 12, 2005 (incorporated by reference to Exhibit 99.2 of the Company’s Current Report on Form 8-K (SEC File No. 000-25349) dated January 12, 2005)

10.4	Lease Agreement, dated June 11, 2004, between C. Presley Properties, LLC and Bradington-Young LLC (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q (SEC File No. 000-25349) for the quarter ended August 31, 2004)

10.5(a)	Commitment Letter renewing the Branch Banking & Trust Company of Virginia (“BB&T”) Credit Line and related Promissory Note, each dated April 19, 2002, between BB&T and the Company (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q (SEC File No. 000-25349) for the quarter ended May 31, 2002)

10.5(b)	Commitment Letter renewing and increasing the BB&T Credit Line and related Promissory Note, each dated June 24, 2002, between BB&T and the Company (incorporated by reference to Exhibit 10.2 of the Company’s Form 10-Q (SEC File No. 000-25349) for the quarter ended May 31, 2002)

10.5(c)	Commitment Letter, dated April 30, 2003, between BB&T and the Company, renewing the BB&T Credit Line (incorporated by reference to Exhibit 10.3 of the Company’s Form 10-Q (SEC File No. 000-25349) for the quarter ended May 31, 2003)

10.5(d)	Commitment Letter, dated May 17, 2004, and related Promissory Note, dated April 30, 2004, between BB&T and the Company, renewing the BB&T Credit Line (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q (SEC File No. 000-25349) for the quarter ended May 31, 2004)

10.6(a)	SunTrust Term Loan, dated September 18, 2000, between the Company and SunTrust Bank (including related Term Note and Negative Pledge Agreement) (incorporated by reference to Exhibit 4.4 of the Company’s Form 10-K (SEC No. 000-25349) for the year ended November 30, 2000)

10.6(b)	Loan Modification Agreement, dated as of December 31, 2002, with respect to the SunTrust Term Loan, between the Company and SunTrust Bank (including related Renewal Term Note dated January 2, 2003) (incorporated by reference to Exhibit 4.4(b) of the Company’s Form 10-K (SEC File No. 000-25349) for the year ended November 30, 2002)

10.6(c)	Second Loan Modification Agreement, dated as of March 31, 2003, with respect to the SunTrust Term Loan, between the Company and SunTrust Bank (incorporated by reference to Exhibit 10.4 of the Company’s Form 10-Q (SEC File No. 000-25349) for the quarter ended February 28, 2003)

10.7	Credit Agreement, dated September 18, 2000, between the Company and the Hooker Furniture Corporation Employee Stock Ownership Plan Trust (including related Non-Recourse Promissory Note and Stock Pledge Agreement) (incorporated by reference to Exhibit 10.7 of the Company’s Form 10-K (SEC File No. 000-25349) for the year ended November 30, 2000)

10.8	Credit Agreement, dated April 30, 2003, between Bank of America, N.A., and the Company (See Exhibit 4.3)

10.9	Amended, Restated and Substituted Promissory Note, dated April 2, 2003, between Bank of America, N.A., and the Company (incorporated by reference to Exhibit 10.2 of the Company’s Form 10-Q (SEC File No. 000-25349) for the quarter ended February 28, 2003)

10.10	Lease, dated November 1, 2002, between International Home Furnishings Center and the Company (incorporated by reference to Exhibit 10.7 of the Company’s Form 10-K (SEC File No. 000-25349) for the year ended November 30, 2002)

10.11(a)	Lease, dated March 14, 1994, between Fred B. Caffey (the “Caffey Lease”) and the Company (incorporated by reference to Exhibit 10.1 of the Company’s Registration Statement on Form 10 (SEC File No. 000-25349))

10.11(b)	Addendum, dated October 26, 2002, to the Caffey Lease (incorporated by reference to Exhibit 10.9 of the Company’s Form 10-K (SEC File No. 000-25349) for the year ended November 30, 2002)

10.11(c)	Addendum, dated September 12, 2003, to the Caffey Lease (incorporated by reference to Exhibit 10.10(c) of the Company’s Form 10-K (SEC File No. 000-25349) for the fiscal year ended November, 30, 2004)

10.11(d)	Addendum, dated August 23, 2004, to the Caffey Lease**

10.12	Lease, dated September 26, 2003, between Frith Construction Company, Inc. and the Company (incorporated by reference to Exhibit 10.14 of the Company’s Form 10-K (SEC File No. 000-25349) for the year ending November 30, 2003)

10.13(a)	Sublease, dated January 29, 2003, between Pulaski Furniture Corporation and the Company (incorporated by reference to Exhibit 10.10 of the Company’s Form 10-K (SEC File No. 000-25349) for the fiscal year ended November 30, 2002)

10.13(b)	Amendment Number 1, dated March 20, 2003, to the sublease between Pulaski Furniture Corporation and the Company (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q (SEC File No. 000-25349) for the fiscal quarter ended May 31, 2003)

10.14	Lease dated September 2, 2003, between Commonwealth Boulevard Associates LLC and the Company (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q (SEC File No. 000-25349) for the quarter ended August 31, 2003)

21	List of Subsidiaries:

Bradington-Young LLC, a Virginia limited liability company

Triwood, Inc., a Virginia corporation

31.1	Rule 13a-14(a) Certification of the Company’s principal executive officer**

31.2	Rule 13a-14(a) Certification of the Company’s principal financial officer **

32.1	Rule 13a-14(b) Certification of the Company’s principal executive officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **

32.2	Rule 13a-14(b) Certification of the Company’s principal financial officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **

*	Management contract or compensatory plan
**	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOOKER FURNITURE CORPORATION

February 22, 2005	/s/ Paul B. Toms, Jr.
Paul B. Toms, Jr.
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Paul B. Toms, Jr. Paul B. Toms, Jr.	Chairman, Chief Executive Officer and Director (Principal Executive Officer)	February 22, 2005

/s/ Douglas C. Williams Douglas C. Williams	President, Chief Operating Officer and Director	February 22, 2005

/s/ E. Larry Ryder E. Larry Ryder	Executive Vice President - Finance and Administration (Principal Financial Officer)	February 22, 2005

/s/ R. Gary Armbrister R. Gary Armbrister	Chief Accounting Officer (Principal Accounting Officer)	February 22, 2005

/s/ W. Christopher Beeler, Jr. W. Christopher Beeler, Jr.	Director	February 22, 2005

/s/ John L. Gregory, III John L. Gregory, III	Director	February 22, 2005

/s/ A. Frank Hooker, Jr. A. Frank Hooker, Jr.	Director	February 22, 2005

/s/ Mark F. Schreiber Mark F. Schreiber	Director	February 22, 2005

/s/ Robert A. Taylor Robert A. Taylor	Director	February 22, 2005

/s/ L. Dudley Walker L. Dudley Walker	Director	February 22, 2005

/s/ Henry G. Williamson, Jr. Henry G. Williamson, Jr.	Director	February 22, 2005

HOOKER FURNITURE CORPORATION AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Hooker Furniture Corporation:

We have audited the accompanying consolidated balance sheets of Hooker Furniture Corporation and subsidiaries as of November 30, 2004 and 2003, and the related consolidated statements of income, cash flows and shareholders’ equity for each of the years in the two-year period ended November 30, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hooker Furniture Corporation and subsidiaries as of November 30, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the two-year period ended November 30, 2004, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Hooker Furniture Corporation’s internal control over financial reporting as of November 30, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 21, 2005 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

Greensboro, North Carolina

February 21, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders of

Hooker Furniture Corporation and Subsidiary

Martinsville, Virginia

We have audited the accompanying consolidated statements of income, shareholders’ equity, and cash flows of Hooker Furniture Corporation and subsidiary for the year ended November 30, 2002. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of Hooker Furniture Corporation and subsidiary operations and their cash flows for the year ended November 30, 2002, in conformity with accounting principles generally accepted in the United States of America.

Richmond, Virginia

December 13, 2002, except for Note 12, presented in the 2002 Annual Report, which is as of January 2, 2003 and Note 17 of the 2003 Annual Report which is as of December 19, 2003

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Hooker Furniture Corporation:

We have audited management’s assessment, included in the Management’s Report on Internal Control over Financial Reporting, that Hooker Furniture Corporation maintained effective internal control over financial reporting as of November 30, 2004, based on criteria established in Internal-Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Hooker Furniture Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Hooker Furniture Corporation maintained effective internal control over financial reporting as of November 30, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Hooker Furniture Corporation maintained, in all material respects, effective internal control over financial reporting as of November 30, 2004, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Hooker Furniture Corporation and subsidiaries as of November 30, 2004 and 2003, and the related consolidated statements of income, shareholders’ equity and cash flows for each of the years in the two-year period ended November 30, 2004, and our report dated February 21, 2005 expressed an unqualified opinion on those consolidated financial statements.

Greensboro, North Carolina

February 21, 2005

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Shareholders of

Hooker Furniture Corporation and Subsidiary

Martinsville, Virginia

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of management, including the principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the Company’s evaluation under that framework, management concluded that the Company’s internal control over financial reporting was effective as of November 30, 2004. Management’s assessment of the effectiveness of internal control over financial reporting as of November 30, 2004 has been audited by KPMG, LLP, the Company’s independent registered public accounting firm, as stated in their reports which are included herein.

/s/ Paul B. Toms, Jr.
Paul B. Toms, Jr.

Chairman and Chief Executive Officer
February 21, 2005

/s/ E. Larry Ryder
E. Larry Ryder

Executive Vice President and Chief Financial Officer

February 21, 2005

HOOKER FURNITURE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands)

	As of November 30,
	2004	2003
Assets
Current assets
Cash and cash equivalents	$9,230	$14,859
Trade accounts receivable, less allowance for doubtful accounts of $1,341 and $991 on each date	40,960	37,601
Inventories	69,735	42,442
Prepaid expenses and other current assets	3,540	3,924
Assets held for sale	5,376

Total current assets	128,841	98,826
Property, plant and equipment, net	44,142	53,582
Goodwill	2,396	2,396
Intangible assets	4,765	4,940
Other assets	8,774	7,355

Total assets	$188,918	$167,099

Liabilities and Shareholders’ Equity

Current liabilities
Trade accounts payable	$14,930	$6,945
Accrued salaries, wages and benefits	7,090	5,476
Other accrued expenses	3,011	2,920
Current maturities of long-term debt	6,671	8,671

Total current liabilities	31,702	24,012
Long-term debt, excluding current maturities	16,495	22,166
Deferred compensation	2,775	3,094
Other long-term liabilities	1,361	1,563

Total liabilities	52,333	50,835

Shareholders’ equity
Common stock, no par value, 20,000 shares authorized, 14,475 shares issued and outstanding on each date	7,385	4,609
Unearned ESOP shares, 2,708 and 2,870 shares on each date	(16,927)	(17,935)
Retained earnings	146,886	131,468
Accumulated other comprehensive loss	(759)	(1,878)

Total shareholders’ equity	136,585	116,264

Total liabilities and shareholders’ equity	$188,918	$167,099

See accompanying Notes to Consolidated Financial Statements.

HOOKER FURNITURE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	For The Years Ended November 30,
	2004	2003	2002
Net sales	$345,944	$309,005	$248,346
Cost of sales	250,467	226,880	179,558

Gross profit	95,477	82,125	68,788
Selling and administrative expenses	62,707	54,903	42,469
Restructuring and asset impairment charges	1,604	1,470

Operating income	31,166	25,752	26,319
Other income, net	627	286	560

Income before interest and income taxes	31,793	26,038	26,879
Interest expense	1,869	2,638	2,094

Income before income taxes	29,924	23,400	24,785
Income taxes	11,720	8,690	9,394

Net income	$18,204	$14,710	$15,391

Earnings per share:
Basic and diluted	$1.56	$1.28	$1.36

Weighted average shares outstanding	11,669	11,474	11,285

See accompanying Notes to Consolidated Financial Statements.

HOOKER FURNITURE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For The Years Ended November 30,
	2004	2003	2002
Cash flows from operating activities:
Cash received from customers	$342,969	$311,169	$244,376
Cash paid to suppliers and employees	(322,350)	(257,427)	(230,982)
Income taxes paid, net	(11,981)	(9,436)	(5,980)
Interest paid, net	(1,189)	(2,199)	(1,719)

Net cash provided by operating activities	7,449	42,107	5,695

Cash flows from investing activities:
Purchase of property, plant and equipment	(3,702)	(3,974)	(6,082)
Acquisition of Bradington-Young, net of cash acquired		(22,083)
Collection on note from the sale of the Kernersville, N.C. plant	900
Proceeds from the sale of property and equipment	181	92	18

Net cash used in investing activities	(2,621)	(25,965)	(6,064)

Cash flows from financing activities:
Proceeds from long-term debt	2,000	77,319	3,000
Payments on long-term debt	(9,671)	(75,258)	(5,208)
Payments to terminate interest rate swap agreements		(3,205)
Cash dividends paid	(2,786)	(2,455)	(1,866)
Purchase and retirement of common stock			(1,167)

Net cash used in financing activities	(10,457)	(3,599)	(5,241)

Net increase (decrease) in cash and cash equivalents	(5,629)	12,543	(5,610)
Cash and cash equivalents at beginning of year	14,859	2,316	7,926

Cash and cash equivalents at end of year	$9,230	$14,859	$2,316

Reconciliation of net income to net cash provided by operating activities:
Net income	$18,204	$14,710	$15,391
Depreciation and amortization	7,422	8,724	8,103
Non-cash ESOP cost	3,784	2,910	1,794
Restructuring and asset impairment charges	1,604	1,470
Gain on disposal of property	(27)	(85)	(5)
Provision for doubtful accounts	1,255	1,148	961
Deferred income tax provision (benefit)	41	2,300	(634)
Changes in assets and liabilities, net of effects of acquisition:
Trade receivables	(4,614)	584	(5,302)
Inventories	(27,333)	18,641	(21,437)
Prepaid expenses and other assets	(720)	(1,250)	(267)
Trade accounts payable	7,985	(448)	1,339
Accrued salaries, wages and benefits	647	(2,596)	1,233
Accrued income taxes	(308)	(2,861)	3,169
Other accrued expenses	1,103	(1,704)	601
Other long-term liabilities	(1,594)	564	749

Net cash provided by operating activities	$7,449	$42,107	$5,695

See accompanying Notes to Consolidated Financial Statements.

HOOKER FURNITURE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands, except per share data)

For the Three Years Ended November 30, 2004
	Common Stock		Unearned ESOP Shares	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Amount
Balance at November 30, 2001	14,608	$2,789	$(20,793)	$97,432	$(1,687)	$77,741

Net income				15,391		15,391
Change in unrealized loss on interest rate swap					(246)	(246)

Total comprehensive income						15,145

Cash dividends ($0.19 per share)				(1,866)		(1,866)
Purchase and retirement of common stock	(133)	(26)		(1,141)		(1,167)
ESOP cost		262	1,532			1,794
Reclassification of shares held by ESOP to retained earnings				9,397		9,397

Balance at November 30, 2002	14,475	3,025	(19,261)	119,213	(1,933)	101,044

Net income				14,710		14,710
Change in unrealized loss on interest rate swap					55	55

Total comprehensive income						14,765

Cash dividends ($0.22 per share)				(2,455)		(2,455)
ESOP cost		1,584	1,326			2,910

Balance at November 30, 2003	14,475	4,609	(17,935)	131,468	(1,878)	116,264

Net income				18,204		18,204
Change in unrealized loss on interest rate swap					1,119	1,119

Total comprehensive income						19,323

Cash dividends ($0.24 per share)				(2,786)		(2,786)
ESOP cost		2,776	1,008			3,784

Balance at November 30, 2004	14,475	$7,385	$(16,927)	$146,886	$(759)	$136,585

See accompanying Notes to Consolidated Financial Statements.

HOOKER FURNITURE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar and share amounts in tables, except per share amounts, in thousands unless otherwise indicated)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Hooker Furniture Corporation and subsidiaries (the “Company”) manufacture and import residential household furniture for sale to wholesale and retail merchandisers located principally in North America.

Consolidation

The consolidated financial statements include the accounts of Hooker Furniture Corporation and its wholly owned subsidiaries, Triwood, Inc., Bradington-Young LLC and Christopher Coleson LLC (a wholly owned subsidiary of Bradington-Young LLC). All material intercompany accounts and transactions have been eliminated in consolidation.

Certain items in the consolidated financial statements and the notes to the consolidated financial statements for periods prior to 2004 have been reclassified to conform to the 2004 method of presentation.

Cash and Cash Equivalents

The Company invests temporarily unused cash balances in liquid investments with maturities of three months or less when purchased. Cash equivalents are stated at cost plus accrued interest, which approximates market.

Trade Accounts Receivable

Substantially all of the Company’s trade accounts receivable are due from retailers and dealers in the residential home furnishings market, which consists of a large number of entities with a broad geographical dispersion. The Company continually performs credit evaluations of its customers and generally does not require collateral. The Company’s upholstery subsidiary factors substantially all of its receivables on a non-recourse basis. Accounts receivable are reported net of allowance for doubtful accounts. The activity in the allowance for doubtful accounts was:

	For The Years Ended November 30,
	2004	2003	2002
Balance at beginning of year	$991	$800	$650
Allowance for doubtful accounts acquired in the purchase of Bradington-Young		42
Non-cash charges to cost and expenses	1,255	1,148	961
Less uncollectible receivables written off, net of recoveries	(905)	(999)	(811)

Balance at end of year	$1,341	$991	$800

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

Software Costs

Certain costs incurred in connection with developing or obtaining computer software for internal use that has a useful life of greater than one year are capitalized. These costs are amortized over five years or less, and generally over three years. The Company capitalized software costs of $1.1 million in 2004, $1.8 million in 2003 and $2.7 million in 2002. Additionally, the Company acquired software valued at $1.8 million in the Bradington-Young acquisition in January 2003. The unamortized balance of software costs was $4.5 million at November 30, 2004, $6.1 million as of November 30, 2003 and $5.9 million as of November 30, 2002. Software amortization expense was $2.8 million in 2004, $3.4 million in 2003 and $3.2 million in 2002.

HOOKER FURNITURE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-Continued

(Dollar and share amounts in tables, except per share amounts, in thousands unless otherwise indicated)

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred income taxes reflect the expected future tax consequences of differences between the financial reporting and income tax bases of assets and liabilities using enacted tax rates in effect in the years in which those differences are expected to reverse.

Derivative Instruments and Hedging Activities

The Company uses interest rate swap agreements to manage variable interest rate exposure on the majority of its long-term debt. The Company’s objective for holding these derivatives is to decrease the volatility of future cash flows associated with interest payments on its variable rate debt. The Company does not hold or issue derivative instruments for trading purposes. The Company accounts for its interest rate swap agreements as cash flow hedges. For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is initially reported in “accumulated other comprehensive income or loss” on the consolidated balance sheets and subsequently reclassified to interest expense when the hedged exposure affects income (i.e. as interest expense accrues on the related outstanding debt). Differences between the amounts paid and amounts received under the swap agreements are recognized in interest expense. The ineffective portion of cash flow hedges is recognized in income immediately. The notional principal values of the swap agreements are substantially equal to the outstanding principal balance of the corresponding debt instruments.

Fair Value of Financial Instruments

The carrying value for each of the Company’s financial instruments (consisting of cash and cash equivalents, trade accounts receivable and payable, and accrued liabilities) approximates fair value because of the short-term nature of those instruments. The fair value of the Company’s industrial development revenue bonds and term loans is estimated based on the quoted market rates for similar debt with a similar remaining maturity. On November 30, 2004 and 2003, the carrying value of the industrial development revenue bonds and term loans approximated fair value. The fair value of the Company’s interest rate swap agreements is based on values provided by the issuers.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported period. Actual results could differ from those estimates.

Revenue Recognition

The Company recognizes sales revenue when title and the risk of loss pass to the customer, which occurs at the time of shipment. Sales are recorded net of allowances for trade promotions, estimated product returns and other discounts.

Shipping and Handling Costs

Amounts billed to customers that represent shipping and handling are reported as net sales. The Company’s shipping and handling costs, which include all costs to warehouse and distribute goods to customers, are classified in selling and administrative expenses and amounted to $12.4 million in 2004, $11.4 million in 2003 and $8.7 million in 2002.

Advertising

The Company offers advertising rebates to certain customers based on sales volume. The Company may also provide signage, catalogs and other point-of-purchase materials to its customers and may reimburse advertising and other costs incurred by its customers for promoting the Company’s products. The cost of these programs does not exceed the fair value of the benefit received.

HOOKER FURNITURE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-Continued

(Dollar and share amounts in tables, except per share amounts, in thousands unless otherwise indicated)

The costs of the Company’s rebate advertising programs are charged against net sales based on customer sales volume. The Company charges the cost of point-of-purchase materials (including signage and catalogs) to selling and administrative expense as incurred.

Impairment of Long-Lived Assets

Statement of Financial Accounting Standard No. 144 (“SFAS No. 144”) provides a single accounting model for long-lived assets to be disposed. SFAS No.144 also changes the criteria for classifying an asset as “held for sale”, broadens the scope of businesses to be disposed of that qualify for reporting as discontinued operations and changes the timing of recognizing losses on such operations.

Long-lived assets, such as property, plant and equipment, are evaluated for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through the estimated undiscounted future cash flows from the use of those assets. When any such impairment exists, the related assets are written down to fair value. Long-lived assets to be disposed of by sale are measured at the lower of their carrying amount or fair value less cost to sell, are no longer depreciated and are reported separately as “assets held for sale” in the consolidated balance sheets.

Goodwill and Intangible Assets

The Company acquired goodwill and certain intangible assets in connection with its purchase of Bradington-Young in January 2003. The principal intangible assets acquired were trademarks and trade names. Goodwill, trademarks and trade names have indefinite lives and are not amortized but are tested for impairment annually or more frequently if events or circumstances indicate that the asset might be impaired.

The fair value of the indefinite-lived intangible assets was determined based on the earnings and cash flow capacity of those assets. The impairment test consists of a comparison of the fair value of the indefinite-lived intangible assets with their carrying amount. If the carrying value of the indefinite-lived intangible assets exceeds their fair value, an impairment loss is recognized in an amount equal to that excess.

In testing goodwill for impairment, the Company compares the fair value of the reporting unit with its carrying value including goodwill. An impairment loss is recognized to the extent the carrying amount of goodwill exceeds its fair value. This determination is made at the reporting unit level and involves two steps. First, the Company determines the fair value of the reporting unit and compares it to the reporting unit’s carrying amount. Second, if the carrying amount of the reporting unit exceeds its fair value, an impairment loss is recognized to the extent the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit to its assets in a manner similar to a purchase price allocation, in accordance with FASB Statement No. 141, Business Combinations. The residual fair value resulting from this allocation is the implied fair value of the reporting unit goodwill.

No impairment losses have been recorded for goodwill or intangible assets through November 30, 2004.

Earnings Per Share

Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilutive effect of securities that could share in the earnings of the Company. Unallocated ESOP shares are not considered outstanding for purposes of calculating basic or diluted earnings per share. As of November 30, 2004 and 2003, there were no securities that could have a dilutive effect.

Concentrations of Risk

Because of the large number and diverse nature of the foreign factories from which the Company sources its imported products, the Company has flexibility in the placement of products in any particular factory or country. Factories located in China have become an important resource for the Company. In 2004, imported products sourced from China accounted for approximately 44% of import purchases, and the largest factory in China from which the Company directly sources product accounted for approximately 16% of the Company’s worldwide purchases of imported product. A sudden disruption in the Company’s supply chain from this factory, or from China in general, could significantly impact the Company’s ability to fill customer orders for products manufactured at that factory or in that country. If such a disruption were to occur, the Company believes that it would have sufficient inventory to

HOOKER FURNITURE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-Continued

(Dollar and share amounts in tables, except per share amounts, in thousands unless otherwise indicated)

adequately meet demand for a three to four-month period. The Company believes that it could, most likely at higher cost, source most of the products currently sourced in China from factories in other countries and could produce certain of those products domestically at its own factories. However, supply disruptions and delays on selected items could occur for a six to nine-month period. If the Company were to be unsuccessful in obtaining those products from other sources, then a sudden disruption in the Company’s supply chain from its largest import furniture supplier, or from China in general, could have a short-term material adverse effect on the Company’s results of operations. Given the excess capacity available in China and other low-cost producing countries, the Company believes the risks from these potential supply disruptions are manageable.

Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 151, “Inventory Costs: an Amendment to ARB No. 43” (“SFAS 151”). This statement clarifies the types of costs that should be expensed rather than capitalized as inventory. This statement also clarifies the circumstances under which fixed overhead costs, such as abnormal amounts of idle facility expense, freight, handling costs and wasted material, associated with operating facilities involved in inventory processing should be expensed or capitalized. The provisions of this statement are effective for fiscal years beginning after June 15, 2005. Consequently, the Company will adopt the standard in 2006. The Company has not completed its assessment of the impact, if any, that this statement will have on its financial position or results of operations.

In December 2004, the FASB revised Statement of Financial Accounting Standards No. 123, “Share-Based Payment” (“SFAS 123R”). This statement, which addresses accounting for transactions in which an entity obtains employee services in share-based payment transactions, is a revision of SFAS 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” This statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). The Statement also requires the recognition of compensation expense for the fair value of any unvested stock option awards outstanding at the date of adoption. This statement establishes that the cost will be recognized over the vesting period during which an employee is required to provide services in exchange for the award. The provisions of this statement are effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. Consequently, the Company will adopt the standard in the fourth quarter of 2005. The Company does not believe that SFAS 123R will have a material impact on its financial position or results of operations.

NOTE 2 - INVENTORIES

	November 30,
	2004	2003
Finished furniture	$66,922	$40,413
Furniture in process	2,258	2,538
Materials and supplies	11,879	10,668

Inventories at FIFO	81,059	53,619
Reduction to LIFO basis	11,324	11,177

Inventories	$69,735	$42,442

If the first-in, first-out (FIFO) method had been used in valuing all inventories, net income would have been $18.3 million in 2004, $15.2 million in 2003 and $14.8 million in 2002.

During 2003, inventory quantities were reduced, which resulted in liquidations of LIFO inventory layers carried at lower costs prevailing in prior years as compared with current year costs. During 2003, the liquidation of LIFO inventory layers decreased cost of sales by approximately $361,000 and increased net income by $224,000, or $0.02 per share.

HOOKER FURNITURE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-Continued

(Dollar and share amounts in tables, except per share amounts, in thousands unless otherwise indicated)

NOTE 3 - PROPERTY, PLANT AND EQUIPMENT

		November 30,
	Depreciable Lives (In years)	2004	2003
Buildings and land improvements	20 -30	$44,948	$49,738
Machinery and equipment	10	42,313	48,506
Furniture and fixtures	3 - 8	24,569	24,849
Other	5	3,647	3,407

Total depreciable property at cost		115,477	126,500
Less accumulated depreciation		73,916	75,335

Total depreciable property, net		41,561	51,165
Land		1,771	2,287
Construction in progress		810	130

Property, plant and equipment, net		$44,142	$53,582

NOTE 4 - ACQUISITION

The Company, through a wholly owned subsidiary, acquired substantially all of the assets of Cherryville, N.C.-based leather seating specialist Bradington-Young LLC, on January 2, 2003. The results of Bradington-Young’s operations have been included in the consolidated financial statements since that date. The Company conducts the upholstery operation under the Bradington-Young name and specializes in upscale leather reclining and motion chairs and sofas, executive desk chairs, club chairs and stationary upholstered furniture in the upper-medium to high-end price niches. The Company acquired the Bradington-Young operation for an aggregate purchase price of $29.3 million, consisting of $22.1 million in cash (net of cash acquired), $6.8 million in assumed liabilities and acquisition-related fees of $457,000. The acquisition was financed principally with $25.0 million in bank debt. See “Note 7 - Long-Term Debt.”

The fair value of the assets acquired and liabilities assumed:

January 2, 2003
Current assets	$12,277
Property, plant and equipment	9,497
Goodwill	2,396
Intangible assets	5,100
Other assets	30

Total assets acquired	29,300

Current liabilities	2,682
Long-term debt	4,073

Total liabilities assumed	6,755

Net assets acquired	$22,545

NOTE 5 – GOODWILL AND INTANGIBLE ASSETS

	November 30,
	2004	2003
Goodwill	$2,396	$2,396

Non-amortizable Intangible Assets
Trademarks and trade names	$4,400	$4,400

Amortizable Intangible Assets
Non-compete agreements	700	700
Less accumulated amortization	335	160

Net carrying value	365	540

Intangible assets	$4,765	$4,940

HOOKER FURNITURE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-Continued

(Dollar and share amounts in tables, except per share amounts, in thousands unless otherwise indicated)

The Company acquired goodwill and certain intangible assets in connection with its purchase of Bradington-Young in January 2003. The non-compete agreements are being amortized over four years on a straight line basis for financial reporting purposes. The goodwill, trademarks and trade names have indefinite useful lives and consequently are not subject to amortization for financial reporting purposes. For tax reporting purposes the goodwill and intangible assets are being amortized over 15 years on a straight line basis.

NOTE 6 - SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

For The Year Ended November 30, 2004
Note received in connection with the sale of equipment from the Maiden, N.C. facility	$104

For The Year Ended November 30, 2003
Acquisition of Bradington-Young:
Fair value of assets acquired (including cash of $462)	$29,300
Cash paid (including fees of $457)	22,545

Liabilities assumed (including debt of $4.1 million)	$6,755

Note received in connection with the sale of the Kernersville, N.C. facility	$900

NOTE 7 - LONG-TERM DEBT

	November 30,
	2004	2003
Term Loan A	$15,416	$17,387
Term Loan B	2,150	7,050
Revolving credit facility	1,000
Industrial revenue bonds	4,600	6,400

Total long-term debt outstanding	23,166	30,837
Less current maturities	6,671	8,671

Long-term debt, less current maturities	$16,495	$22,166

On January 2, 2003, the Company borrowed $25.0 million in bank debt to acquire substantially all of the assets of Bradington-Young and to repay debt assumed as part of the acquisition. On April 30, 2003, the Company refinanced (1) the bank debt used to acquire Bradington-Young with Term Loan B, (2) an existing term loan with Term Loan A, and (3) the Company’s revolving credit line with a new facility. In November 2003, the Company prepaid $15.0 million on Term Loan B.

The unsecured revolving credit facility provides for borrowings of up to $15.0 million at a variable interest rate (2.6% on November 30, 2004). Up to $3.0 million of the revolving credit line may be used for the issuance of letters of credit. Interest is payable monthly. There were borrowings of $1.0 million outstanding under the revolving credit line on November 30, 2004. No borrowings were outstanding as of November 30, 2003. Outstanding letters of credit under that line amounted to $1.4 million as of November 30, 2004 and $1.3 million as of November 30, 2003. Based on the terms of the revolving credit line as renewed in February 2005, any principal outstanding under the credit line will be due March 1, 2008.

The term loans bear interest at a variable rate (2.6% on November 30, 2004 and 2.1% on November 30, 2003) and are unsecured. Principal and interest payments are due quarterly through September 1, 2010 on Term Loan A and through March 1, 2005 on Term Loan B.

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

HOOKER FURNITURE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-Continued

(Dollar and share amounts in tables, except per share amounts, in thousands unless otherwise indicated)

The credit facility for the Company’s revolving line of credit and Term Loans A and B contains customary representations and warranties, covenants and events of default, including financial covenants as to minimum tangible net worth, debt service coverage, the ratio of funded debt to earnings before interest, taxes, depreciation and amortization, and maximum capital expenditures. The Company was in compliance with these covenants as of November 30, 2004.

The industrial revenue bonds are secured by a $4.7 million letter of credit (representing the outstanding principal plus an accrued interest component). Interest is payable monthly at a variable rate (1.7% on November 30, 2004 and 1.2% on November 30, 2003). Scheduled principal repayments are $2.4 million in 2005 and $2.2 million in 2006. The Company has entered into an interest rate swap agreement that in effect provides a fixed interest rate of 4.7% on its industrial development revenue bonds through 2006.

As of November 30, 2004, the Company had an aggregate $30.3 million available under its lines of credit including: (1) $12.6 million available under its revolving credit line to fund its working capital needs and (2) $17.7 million available under additional lines of credit to support the issuance of letters of credit. The Company utilizes letters of credit to collateralize its industrial revenue bonds, imported inventory purchases and certain insurance arrangements. Outstanding letters of credit on November 30, 2004, amounted to $8.3 million.

Aggregate future maturities for the Company’s long-term debt outstanding as of November 30, 2004, were $6.7 million in 2005, $4.5 million in 2006, $2.5 million in 2007, $3.6 million in 2008, $2.8 million in 2009 and $3.1 million thereafter.

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

In February 2003, the Company, in connection with the refinancing of its bank debt, terminated an interest rate swap agreement that in effect provided a fixed interest rate of 7.4% on an existing term loan and entered into a new interest rate swap agreement. The new agreement is on substantially the same terms as the terminated agreement, except that it in effect provides for a fixed interest rate of 4.1% through 2010 on Term Loan A. The Company’s $3.0 million payment to terminate the swap agreement is being amortized as interest expense over the remaining repayment period for Term Loan A, resulting in an effective fixed interest rate of approximately 7.4% on Term Loan A.

Also in February 2003, the Company entered into an interest rate swap agreement that in effect provided a fixed interest rate of 4.0% through 2008 on Term Loan B. In November 2003, the Company prepaid $15.0 million on Term Loan B. In connection with the prepayment, the Company terminated the related interest rate swap agreement. The Company incurred a loss of $204,000 to terminate the swap agreement of which $139,000 was charged against “other income, net” in the consolidated statements of income. The balance of the termination payment is being amortized over the remaining repayment period for Term Loan B.

The Company has also entered into an interest rate swap agreement that in effect provides a fixed interest rate of 4.7% on its industrial development revenue bonds through 2006.

The aggregate fair market value of the Company’s swap agreements decreases when interest rates decline and increases when interest rates rise. Interest rates declined during 2002, remained relatively constant during 2003, and increased during 2004. The decrease in the aggregate fair market value of the effective portion of the agreements of $759,000 after tax ($1.2 million pretax) as of November 30, 2004, and $1.9 million after tax ($3.0 million pretax) as of November 30, 2003, is reflected under the caption “accumulated other comprehensive loss” in the consolidated balance sheets. The Company also reduced interest expense by $45,000 in 2004 and recognized additional interest expense of $44,000 in 2003, and $170,000 in 2002, for the ineffective portion of the swap agreements’ change in value. Approximately $549,000 of the aggregate pretax decrease in fair market value of the agreements is expected to be reclassified into earnings during the next 12 months as a component of the interest expense that will accrue on the debt.

HOOKER FURNITURE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-Continued

(Dollar and share amounts in tables, except per share amounts, in thousands unless otherwise indicated)

NOTE 9 - EMPLOYEE BENEFIT PLANS

Employee Stock Ownership Plan

The Company sponsors a leveraged employee stock ownership plan (the “ESOP”) to provide retirement benefits for eligible employees, allowing them to share on a noncontributory basis in the growth of the Company and accumulate an ownership interest in the common stock of the Company. The ESOP covers substantially all employees.

In 2000, the ESOP issued a $22.5 million note to the Company bearing interest at 8%, which has a remaining repayment term of 21 years (the “ESOP Loan”). The proceeds from the ESOP Loan were used to purchase certain shares that are held by the plan. The ESOP will repay the ESOP Loan using Company contributions and dividends paid with respect to substantially all allocated and unallocated shares. The shares purchased with the proceeds of the ESOP Loan were initially pledged as collateral for the debt. The Company will release shares to eligible employees over the remaining 21-year term of the ESOP Loan based on the amount of principal and interest paid by the ESOP. Shares pledged as collateral (unallocated shares) are reported as “unearned ESOP shares” in the consolidated balance sheets.

As shares are committed to be released, the Company records compensation expense based on the average daily closing price of the Company’s common stock during the year. The shares are then treated as outstanding for purposes of computing earnings per share. Dividends paid on allocated shares held by the ESOP are charged against retained earnings in the consolidated balance sheets. Dividends paid on unallocated shares are in effect recorded as a reduction of principal and interest on the ESOP Loan. The cost of the ESOP, including cash contributions, administrative costs paid by the Company and the fair market value of shares released, amounted to $3.9 million in 2004, $3.0 million in 2003 and $2.2 million in 2002.

Shares held by the ESOP:

	November 30,
	2004	2003
Allocated shares	1,117	1,129
Shares released or committed to be released for allocation	161	212
Unreleased shares	2,708	2,870

Total shares held by the ESOP	3,986	4,211

Fair value of unreleased shares	$63,240	$60,246

The Company may, but is not obligated to, repurchase shares from ESOP participants. Currently, benefits are generally distributed from the ESOP in the form of the Company’s common stock. However, benefits under a minimum share limit are distributed in the form of cash. Prospectively, the Company does not expect to repurchase shares distributed to ESOP participants.

Employee Savings Plans

The Company sponsors two tax-qualified 401(k) plans which, in the aggregate, cover substantially all employees. These plans assist employees in meeting their savings and retirement planning goals through employee salary deferrals and discretionary matching contributions made by the Company. The Company made contributions to the plans amounting to $681,000 in 2004, $704,000 in 2003 and $615,000 in 2002.

Salary Continuation Agreements

The Company maintains a salary continuation program for certain management employees. The program consists of individual agreements with participants that specify the amount of benefits to be paid upon retirement, death or disability. These are unfunded agreements with all benefits paid solely from the general assets of the Company. The total accrued liabilities relating to this program were $2.4 million (excluding the aggregate liability under the supplemental executive retirement plan described in the following paragraphs) as of November 30, 2004 and $3.3 million as of November 30, 2003. These amounts are included in “accrued salaries, wages and benefits” and “other long-term liabilities” in the consolidated balance sheets. The cost of the program amounted to $110,000 in 2004, $284,000 in 2003 and $541,000 in 2002.

HOOKER FURNITURE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-Continued

(Dollar and share amounts in tables, except per share amounts, in thousands unless otherwise indicated)

Changes to Executive Compensation Arrangements

In December 2003, the Company modified executive compensation arrangements for certain executives of the Company. The modifications were accomplished through the termination of existing salary continuation agreements and split-dollar life insurance agreements and the adoption of a new life insurance program and a new supplemental executive retirement plan which cover each of these executives. In addition, each executive transferred to the Company his ownership interest in the life insurance policy or policies underlying his split-dollar life insurance agreement and each executive received a cash payment from the Company equal to the amount of premiums the executive had previously paid with respect to the life insurance policy or policies underlying his split-dollar life insurance agreement.

The new life insurance program provides death benefit protection for each executive during employment. Coverage under the program automatically terminates when the executive terminates employment with the Company for any reason, other than death, or when the executive attains age 65, whichever occurs first. The life insurance policies funding the new life insurance program are owned by the Company. The cash surrender value of those life insurance policies amounted to $1.4 million as of November 30, 2004.

The new supplemental executive retirement plan provides for a monthly supplemental retirement benefit based on the executive’s final average monthly compensation as defined in the plan, payable for a 15-year period following the executive’s termination of employment, subject to a vesting schedule that may vary for each participant in the plan. In addition, the monthly retirement benefit for each participant in the plan, regardless of age, will become fully vested and the present value of all plan benefits will be paid to participants in a lump sum upon a change in control of the Company (as defined in the plan). Benefits are payable from the general assets of the Company. The Company accounts for its obligation to each participant on the accrual basis. The aggregate liability for all participants under the supplemental executive retirement plan amounted to $597,000 as of November 30, 2004.

HOOKER FURNITURE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-Continued

(Dollar and share amounts in tables, except per share amounts, in thousands unless otherwise indicated)

NOTE 10 - INCOME TAXES

The provision for income taxes:

	For The Years Ended November 30,
	2004	2003	2002
Current expense
Federal	$10,600	$5,885	$8,814
State	1,079	505	1,214

Total current expense	11,679	6,390	10,028

Deferred expense
Federal	(7)	2,244	(527)
State	48	56	(107)

Total deferred expense	41	2,300	(634)

Income tax expense	$11,720	$8,690	$9,394

The effective income tax rate differed from the federal statutory tax rate as follows:

	For The Years Ended November 30,
	2004	2003	2002
Income taxes at statutory rate	35.0%	35.0%	35.0%
Increase (decrease) in tax rate resulting from:
State taxes, net of federal benefit	2.4	1.6	2.9
Employee stock ownership plan (ESOP)	2.3	1.0	(0.6)
Other	(0.5)	(0.5)	0.6

Effective income tax rate	39.2%	37.1%	37.9%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities were:

	November 30,
	2004	2003
Assets
Deferred compensation	$1,133	$1,259
Interest rate swaps	570	1,315
Allowance for bad debts	509	377
State income taxes	132	136
Restructuring	330	35

Total deferred tax assets	2,674	3,122

Liabilities
Property	2,270	2,682
Inventory	1,153	801
Intangible assets	229	90
Employee benefits	809	609
Other	9	9

Total deferred tax liabilities	4,470	4,191

Net deferred tax liability	$(1,796)	$(1,069)

As of November 30, 2004, $1.2 million of the deferred income taxes has been classified as “other long-term liabilities” and $623,000 has been classified as “other accrued expenses” in the consolidated balance sheets. As of November 30, 2003, $1.2 million of the deferred income taxes was classified as “other long-term liabilities” and $147,000 was classified as “prepaid expenses and other current assets” in the consolidated balance sheets. The Company expects to fully utilize its deferred tax assets in future periods when the amounts become deductible, consequently no valuation allowance was recorded as of November 30, 2004 or November 30, 2003.

HOOKER FURNITURE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-Continued

(Dollar and share amounts in tables, except per share amounts, in thousands unless otherwise indicated)

NOTE 11 - RESTRUCTURING CHARGES AND ASSETS HELD FOR SALE

In 2004, the Company recorded a $1.6 million pretax ($1.0 million after tax or $0.09 per share) restructuring and related asset impairment charge principally related to the October 2004 closing of the Company’s Maiden, N.C. wood furniture manufacturing facility. In 2003, the Company recorded a $1.5 million pretax ($911,000 after tax or $0.08 per share) restructuring and related asset impairment charge related to the August 2003 closing of the Company’s Kernersville, N.C. wood furniture plant. The pretax restructuring charges reduced operating income in 2004 and 2003 by 0.5% of net sales. The Company moved the production of patterns and products manufactured at the Maiden and Kernersville, N.C. plants to other Company facilities.

The 2004 pretax restructuring and asset impairment charge consisted of $872,000 in severance and related benefits paid to approximately 280 hourly and salaried employees terminated at the Maiden, N.C. facility and approximately $637,000 in related asset impairment and other costs (principally factory disassembly costs). Substantially all of the severance benefits were paid during the 2004 fourth quarter. The 2004 charge also included an additional $95,000 for health benefits and other costs related to the 2003 closing of the Company’s Kernersville, N.C. facility. The 2003 pretax restructuring and asset impairment charges consisted of $1.1 million in severance and related benefits paid to approximately 290 hourly and salaried employees terminated at the Kernersville, N.C. facility and $366,000 in related asset impairment costs.

The Maiden, N.C. real property, machinery and equipment, with a carrying value of $5.4 million as of November 30, 2004, have been reclassified to “assets held for sale” included in “current assets” on the consolidated balance sheet. The carrying value of these assets reflects fair value less estimated selling expenses. Substantially all of these assets were sold during the 2005 first quarter for an aggregate consideration of $5.2 million in cash, net of selling expense. The Company expects that the remaining real property, which has a carrying value of $229,000, will be sold within the next 12 months. Also in the 2005 first quarter, the Company recorded an additional $168,000 for costs incurred in finalizing preparation of the Maiden real property for sale.

During the fourth quarter of 2003, the Company sold the Kernersville plant and some of its equipment for an aggregate consideration of $1.1 million ($164,000 in cash and a $900,000 note receivable). The property had an aggregate carrying value of $827,000.

In the 2003 fourth quarter, the Company: (i) reduced its accrual for restructuring and asset impairment charges related to the closing of the Kernersville facility, principally as a result of lower than anticipated severance costs and (ii) recorded a gain on the sale of the facility. Both of these adjustments to the accrual were offset by higher than anticipated cash payments incurred to prepare the Kernersville facility for sale.

The following table sets forth the significant components and activity related to the accrued restructuring charges during 2003 and 2004, which are included in “accrued salaries, wages and benefits” and “other long-term liabilities” in the consolidated balance sheets:

	Severance and Related Benefits	Asset Impairment		Other	Total
Restructuring charges accrued	$1,270		$45	$155	$1,470
Non-cash charges			(45)		(45)
Cash payments	(1,061)			(271)	(1,332)
Accrual adjustments	(166)			166

Balance at November 30, 2003	43			50	93

Restructuring charges accrued	967		347	290	1,604
Non-cash charges			(347)		(347)
Cash payments	(642)			(115)	(757)

Balance at November 30, 2004	$368	$		$225	$593

HOOKER FURNITURE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-Continued

(Dollar and share amounts in tables, except per share amounts, in thousands unless otherwise indicated)

NOTE 12 - QUARTERLY DATA (Unaudited)

	Fiscal Quarter
	First	Second	Third	Fourth
2004
Net sales	$78,222	$91,490	$84,309	$91,923
Gross profit	20,412	25,486	23,140	26,439
Net income	4,040	5,514	3,203	5,447

Basic and diluted earnings per share	$0.35	$0.47	$0.27	$0.46

2003
Net sales	$74,475	$80,115	$74,749	$79,665
Gross profit	20,522	20,642	19,676	21,285
Net income	4,991	2,595	3,528	3,596

Basic and diluted earnings per share	$0.44	$0.23	$0.31	$0.31

Earnings per share for each quarter is derived using the weighted average number of shares outstanding during that quarter. Earnings per share for the year is derived using the weighted average number of shares outstanding on an annual basis. Consequently, the sum of earnings per share for the quarters may not equal earnings per share for the full year.

NOTE 13 - OTHER COMPREHENSIVE INCOME

	For The Years Ended November 30,
	2004	2003	2002
Net income	$18,204	$14,710	$15,391

Gain (loss) on interest rate swaps	358	(1,575)	(1,860)
Less amount of swaps’ fair value reclassified to interest expense	1,447	1,664	1,462

Other comprehensive income (loss) before tax	1,805	89	(398)
Income tax (expense) benefit	(686)	(34)	152

Other comprehensive income (loss), net of tax	1,119	55	(246)

Comprehensive income	$19,323	$14,765	$15,145

The amount reclassified to interest expense includes a gain of $45,000 in 2004 and losses of $44,000 in 2003 and $170,000 in 2002, related to the ineffective portion of the interest rate swap agreements.

NOTE 14 - COMMON STOCK

In June 2001, the Company announced that its Board of Directors had authorized the repurchase of up to $3.0 million of the Company’s common stock and announced an increase in that authorization of $2.2 million in October 2001, for an aggregate authorization of $5.2 million. There is no expiration date for this authorization. Repurchases may be made from time to time in the open market, or in privately negotiated transactions, at prevailing market prices that the Company deems appropriate. No shares of common stock were repurchased by or on behalf of the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended) during fiscal 2004. Through November 30, 2004, the Company had repurchased approximately 584,000 shares at a total cost of $2.5 million or an average of $4.29 per share. Based on the market value of the common stock as of November 30, 2004, the remaining $2.7 million of the authorization would allow the Company to repurchase approximately 114,000 shares, or 0.8%, of the 14.5 million shares outstanding, or 1.1% of the Company’s outstanding shares excluding the 4.1 million shares held by the ESOP.

HOOKER FURNITURE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-Continued

(Dollar and share amounts in tables, except per share amounts, in thousands unless otherwise indicated)

NOTE 15 - SEGMENT INFORMATION

The Company is organized and reports its results of operations in one operating segment that manufactures, imports and markets residential furniture products, principally in North America. The nature of the products, production processes, distribution methods, types of customers and regulatory environment are similar for substantially all of the Company’s products.

NOTE 16 - COMMITMENTS, CONTINGENCIES AND OFF BALANCE SHEET ARRANGEMENTS

The Company leases warehousing facilities, showroom space, an upholstery frame plant and certain manufacturing, office and computer equipment under leases expiring over the next five years. Rent expense was $2.4 million in 2004, $2.4 million in 2003 and $1.7 million in 2002. Minimum future annual rental commitments under operating leases amount to $1.6 million in 2005, $1.0 million in 2006, $633,000 in 2007, $45,000 in 2008 and $4,000 in 2009.

The Company had letters of credit outstanding totaling $8.3 million as of November 30, 2004 and $16.6 million as of November 30, 2003. The Company utilizes letters of credit to collateralize its industrial revenue bonds, imported inventory purchases and certain insurance arrangements.

In the ordinary course of its business, the Company may become involved in legal proceedings involving contractual and employment relationships, product liability claims, intellectual property rights and a variety of other matters. The Company does not believe that any pending legal proceedings will have a material impact on the Company’s financial position or results of operations.

NOTE 17 - SUBSEQUENT EVENTS

In connection with the closing of the Maiden, N.C. facility, substantially all of the real property and equipment was sold during the 2005 first quarter for an aggregate consideration of $5.2 million in cash, net of selling expenses.

On February 18, 2005, the Company renewed the revolving credit line under its credit facility with Bank of America, N.A., Wachovia Bank, National Association, and Branch Banking & Trust Co. of Virginia. The new maturity date for the revolving credit line is March 1, 2008. The other terms and conditions applicable to the revolving credit line, including the financial covenants regarding minimum tangible net worth, debt service coverage, the ratio of funded debt to earnings before interest, taxes, depreciation, amortization, and maximum capital expenditures, remain unchanged.