Form 10-Q
period 2005-02-28
HOOKER FURNITURE CORP
filed 2005-04-15
CIK 1077688

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended February 28, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of April 14, 2005.

Common stock, no par value	14,425,300
(Class of common stock)	(Number of shares)

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

HOOKER FURNITURE CORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATED BALANCE SHEETS

(In thousands, including share data)

	February 28, 2005	November 30, 2004
Assets
Current assets
Cash and cash equivalents	$19,033	$9,230
Trade accounts receivable, less allowance for doubtful accounts of $1,270 and $1,341 on each date	37,082	40,960
Inventories	63,776	69,735
Prepaid expenses and other current assets	4,020	3,540
Assets held for sale	175	5,376

Total current assets	124,086	128,841
Property, plant and equipment, net	43,298	44,142
Goodwill	2,396	2,396
Intangible assets	4,721	4,765
Other assets	8,912	8,774

Total assets	$183,413	$188,918

Liabilities and Shareholders’ Equity
Current liabilities
Trade accounts payable	$10,560	$14,930
Accrued salaries, wages and benefits	4,202	7,090
Other accrued expenses	4,228	3,011
Current maturities of long-term debt	7,686	6,671

Total current liabilities	26,676	31,702
Long-term debt, excluding current maturities	12,740	16,495
Deferred compensation	2,770	2,775
Other long-term liabilities	1,438	1,361

Total liabilities	43,624	52,333

Shareholders’ equity
Common stock, no par value, 20,000 shares authorized, 14,475 shares issued and outstanding on each date	8,044	7,385
Unearned ESOP shares, 2,670 and 2,708 shares on each date	(16,689)	(16,927)
Retained earnings	149,012	146,886
Accumulated other comprehensive loss	(578)	(759)

Total shareholders’ equity	139,789	136,585

Total liabilities and shareholders’ equity	$183,413	$188,918

The accompanying notes are an integral part of the consolidated financial statements.

HOOKER FURNITURE CORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	Three Months Ended
	February 28, 2005	February 29, 2004
Net sales	$80,526	$78,222
Cost of sales	59,595	57,810

Gross profit	20,931	20,412
Selling and administrative expenses	15,486	13,572
Restructuring and asset impairment charges	366

Operating income	5,079	6,840
Other income, net	133	168

Income before interest and income taxes	5,212	7,008
Interest expense	339	493

Income before income taxes	4,873	6,515
Income taxes	1,923	2,475

Net income	$2,950	$4,040

Earnings per share:
Basic and diluted	$.25	$.35

Weighted average shares outstanding	11,767	11,606

The accompanying notes are an integral part of the consolidated financial statements.

HOOKER FURNITURE CORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended
	February 28, 2005	February 29, 2004
Cash flows from operating activities:
Cash received from customers	$84,539	$77,762
Cash paid to suppliers and employees	(74,380)	(72,392)
Income taxes paid, net	(275)	(501)
Interest paid, net	(392)	(323)

Net cash provided by operating activities	9,492	4,546

Cash flows from investing activities:
Purchase of property, plant and equipment	(1,280)	(608)
Proceeds from the sale of the Maiden, N.C. property	5,150
Proceeds from the sale of other property and equipment	5	12

Net cash provided by (used in) investing activities	3,875	(596)

Cash flows from financing activities:
Payments on long-term debt	(2,740)	(1,704)
Cash dividends paid	(824)	(697)

Net cash used in financing activities	(3,564)	(2,401)

Net increase in cash and cash equivalents	9,803	1,549
Cash and cash equivalents at beginning of period	9,230	14,859

Cash and cash equivalents at end of period	$19,033	$16,408

Reconciliation of net income to net cash provided by operating activities:
Net income	$2,950	$4,040
Depreciation and amortization	2,176	1,893
Non-cash ESOP cost	897	1,015
Restructuring and asset impairment charges	366
Gain on disposal of property and equipment	(1)	(11)
Provision for doubtful accounts	214	220
Deferred income tax benefit	(126)
Changes in assets and liabilities:
Trade accounts receivable	3,664	(819)
Inventories	5,846	(3,144)
Prepaid expenses and other assets	(629)	(261)
Trade accounts payable	(4,370)	488
Accrued salaries, wages and benefits	(2,956)	(1,273)
Accrued income taxes	1,110	1,789
Other accrued expenses	356	788
Other long-term liabilities	(5)	(179)

Net cash provided by operating activities	$9,492	$4,546

The accompanying notes are an integral part of the consolidated financial statements.

HOOKER FURNITURE CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in tables in thousands unless otherwise indicated)

For the Quarterly Period Ended February 28, 2005

1. Preparation of Interim Financial Statements

The consolidated financial statements of Hooker Furniture Corporation (referred to as “Hooker” or the “Company”) have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, these statements include all adjustments necessary for a fair presentation of the results of all interim periods reported herein. All such adjustments are of a normal recurring nature. Certain information and footnote disclosures prepared in accordance with U.S. generally accepted accounting principles are condensed or omitted pursuant to SEC rules and regulations. However, management believes that the disclosures made are adequate for a fair presentation of results of operations and financial position. Operating results for the interim periods reported herein may not be indicative of the results expected for the year. These financial statements should be read in conjunction with the financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2004.

2. Inventories

	February 28, 2005	November 30, 2004
Finished furniture	$60,612	$66,922
Furniture in process	2,705	2,258
Materials and supplies	11,812	11,879

Inventories at FIFO	75,129	81,059
Reduction to LIFO basis	11,353	11,324

Inventories	$63,776	$69,735

3. Property, Plant and Equipment

	February 28, 2005	November 30, 2004
Buildings and land improvements	$45,254	$44,948
Machinery and equipment	42,454	42,313
Furniture and fixtures	25,985	24,569
Other	3,508	3,647

Total depreciable property at cost	117,201	115,477
Less accumulated depreciation	77,222	73,916

Total depreciable property, net	39,979	41,561
Land	1,771	1,771
Construction in progress	1,548	810

Property, plant and equipment, net	$43,298	$44,142

During the 2005 first quarter, the Company recorded a one-time charge to depreciation expense of $520,000 ($322,000 after tax, or $0.03 per share) to correct an error in the application of a U.S. generally accepted accounting principle for amortizing leasehold improvements (the Company reduced the estimated useful lives of certain leasehold improvements at its High Point, N.C. showroom to correspond with the remaining term of the related lease). The impact of this charge was immaterial to the results in each of the prior periods in which the error arose, and is expected to be immaterial to the 2005 results.

4. Goodwill and Intangible Assets

	February 28, 2005	November 30, 2004
Goodwill	$2,396	$2,396

Non-amortizable Intangible Assets
Trademarks and trade names	$4,400	$4,400

Amortizable Intangible Assets
Non-compete agreements	700	700
Less accumulated amortization	379	335

Net carrying value	321	365

Intangible assets	$4,721	$4,765

5. Long-Term Debt

	February 28, 2005	November 30, 2004
Term Loan A	$14,901	$15,416
Term Loan B	925	2,150
Revolving credit facility		1,000
Industrial revenue bonds	4,600	4,600

Total long-term debt outstanding	20,426	23,166
Less current maturities	7,686	6,671

Long-term debt, less current maturities	$12,740	$16,495

In April 2005, the Company decided to redeem the industrial revenue bonds. As a result, these bonds have been reclassified to “current maturities of long-term debt” on the consolidated balance sheets as of February 28, 2005. The Company expects to complete the redemption of these bonds during the 2005 second quarter.

6. Restructuring Charges and Assets Held for Sale

	Severance and Related Benefits	Asset Impairment		Other	Total
Balance at November 30, 2004	$368			$225	$593
Restructuring charges accrued	68		$163	135	366
Non-cash charges			(163)		(163)
Cash payments	(76)			(171)	(247)

Balance at February 28, 2005	$360	$		$189	$549

During the 2005 first quarter, the Company recorded an additional pretax restructuring and asset impairment charge of $366,000 ($227,000 after tax, or $0.02 per share) related to the closing and sale of its Maiden, N.C. manufacturing facility. The charge consisted principally of anticipated factory disassembly costs, additional health care benefits for terminated employees and an additional asset impairment charge based on the final sale and valuation of the Maiden, N.C. real property and equipment.

Substantially all of the Maiden, N.C. real property, machinery and equipment was sold during the 2005 first quarter for an aggregate consideration of $5.2 million in cash, net of selling expenses. The remaining real property, with a carrying value of $175,000, has been reclassified to “assets held for sale” included in “current assets” on the consolidated balance sheets as of February 28, 2005. The carrying value of these assets reflects fair value less estimated selling expenses. In March 2005, the Company sold one of the remaining parcels of real estate for $91,000, net of selling expenses and expects to sell the remaining parcel within the next 12 months.

7. Other Comprehensive Income

	Three Months Ended
	February 28, 2005	February 29, 2004
Net income	$2,950	$4,040

Gain (loss) on interest rate swaps	125	(464)
Portion of swaps’ fair value reclassified to interest expense	166	324

Other comprehensive income (loss) before tax	291	(140)
Income tax (expense) benefit	(111)	53

Other comprehensive income (loss), net of tax	180	(87)

Comprehensive income	$3,130	$3,953

The amount reclassified to interest expense includes a gain of $3,000 for the 2005 first quarter and a gain of $2,000 for the 2004 first quarter related to the ineffective portion of the interest rate swap agreements.

8. Employee Stock Ownership Plan

The Company records non-cash Employee Stock Ownership Plan (“ESOP”) cost for the number of shares that it commits to release to eligible employees at the average market price of the Company’s common stock during each respective period. The number of shares the Company commits to release is based on annual principal and interest payments made on the loan between the Company and the ESOP trust. “Unearned ESOP shares” in shareholders’ equity is reduced by the Company’s aggregate cost basis in the shares committed to be released. “Common stock” is increased by the aggregate difference between the average market price and the cost basis of these shares. The Company committed to release approximately 38,070 shares during the first quarter of fiscal 2005, having a cost basis of $6.25 per share and an average market price of $23.56 per share. During the 2004 first quarter, the Company committed to release approximately 44,900 shares, having a cost basis of $6.25 per share and an average market price of $22.61 per share. The cost of the plan is allocated to cost of goods sold and selling and administrative expenses based on employee compensation. Substantially all employees participate in the ESOP.

Item 2. Management’s Discussion and Analysis

Overview

The Company’s results of operations during the 2005 first quarter were principally impacted by the following factors:

•	A 12.5% increase in net sales in imported wood and metal furniture compared to the 2004 first quarter, fueled by improved inventory availability and supported by continued strong incoming order rates.

•	A 29.3% increase in net sales for upholstered furniture compared to the 2004 first quarter, driven by an expanded sales force and distribution network.

•	A 22.4% decline in net sales for domestically produced wood furniture compared to the 2004 first quarter, resulting from lower incoming order rates and higher sales discounting.

•	Discontinued product discounts increased $871,000 in the 2005 first quarter versus the prior year quarter.

•	Gross profit margin declined slightly compared to the 2004 first quarter as a decline in gross profit margin for domestically produced wood furniture offset gross profit margin increases for imported wood and metal furniture and for upholstery.

•	Higher selling and administrative expenses as a percentage of net sales principally reflecting:

•	The higher costs of complying with new regulatory mandates initiated by the Sarbanes-Oxley Act of 2002; and

•	A one-time charge to depreciation expense of $520,000 ($322,000 after tax, or $0.03 per share) to correct an error in the application of a U.S. generally accepted accounting principle for amortizing leasehold improvements (the Company reduced the estimated useful lives of certain leasehold improvements at its High Point, N.C. showroom to correspond with the remaining term of the related lease).

•	An additional pretax restructuring and asset impairment charge of $366,000 ($227,000 after tax, or $0.02 per share) related to the closing and sale of the Company’s Maiden, N.C. manufacturing facility.

Results of Operations

The following table sets forth the percentage relationship to net sales of certain items included in the statements of income:

	Three Months Ended
	February 28, 2005	February 29, 2004
Net sales	100.0%	100.0%
Cost of sales	74.0	73.9

Gross profit	26.0	26.1
Selling and administrative expenses	19.2	17.4
Restructuring and related asset impairment charge	0.5

Operating income	6.3	8.7
Other income, net	0.2	0.3

Income before interest and income taxes	6.5	9.0
Interest expense	0.4	0.7

Income before income taxes	6.1	8.3
Income taxes	2.4	3.1

Net income	3.7%	5.2%

Net sales for the first quarter ended February 28, 2005 increased $2.3 million, or 2.9%, to $80.5 million from $78.2 million in the first quarter of 2004. Shipments of imported wood and metal furniture increased $4.8 million, or 12.5%, to $43.4 million in the 2005 first quarter compared with $38.6 million in the same 2004 period. Sales of imported furniture under the Company’s Container Direct Program (included in the imported wood furniture shipment figures) increased significantly in the first quarter, fueled by the Company’s inventory investment in a warehouse and distribution center located in China. Shipments from leather upholstery specialist Bradington-Young accounted for $15.9 million in net sales during the 2005 three-month period, an increase of $3.6 million, or 29.3%, compared to $12.3 million during the 2004 first quarter. The increases in net sales for imported wood and metal furniture and upholstered furniture are principally due to higher unit volume. First quarter 2005 shipments of the Company’s domestically produced wood furniture declined $6.1 million, or 22.4%, to $21.2 million from $27.3 million in the year earlier quarter, principally due to lower unit volume.

For the 2005 first quarter compared with the same 2004 period, average selling prices increased for imported wood and metal products due to the mix of products shipped, but declined for domestically manufactured wood products, principally due to the mix of products shipped and higher sales discounts. Average selling prices also declined for upholstered products due to the higher proportion of imported upholstery shipments. Overall average selling prices declined during the 2005 period compared with the 2004 first quarter.

Gross profit margin decreased to 26.0% of net sales in the 2005 first quarter compared to 26.1% in the 2004 first quarterly period. Gross profit margin improved for upholstered leather furniture and imported wood and metal furniture, but declined for domestically produced wood furniture. The gross profit margin for domestically produced wood furniture was negatively impacted during the 2005 first quarter compared with the same 2004 period by higher sales discounting, principally for the sale of discontinued and slow moving product shipped during the period, and higher material, labor and overhead cost as a percentage of sales.

Production costs as a percentage of net sales for the Company’s domestic wood furniture operations were higher in the 2005 period than in the 2004 period, principally as a result of temporary inefficiencies created in transferring and manufacturing products, previously produced at the Maiden, N.C. manufacturing facility, for the first time at different facilities. Concurrently, the Company discontinued certain slow-moving domestic wood products. Discontinued product discounts, which reduced net sales and gross profit margin, increased $871,000 in the 2005 first quarter versus the prior year quarter. Additionally, the Company experienced price increases in lumber and wood products, finishing material and fuel during the 2005 first quarter.

Bradington-Young’s gross profit margin improved during the 2005 first quarter. The improvement was principally attributed to lower labor and overhead costs as a percentage of net sales that resulted from efficiencies gained from operating at higher production levels.

Selling and administrative expenses increased $1.9 million to $15.5 million in the first quarter of 2005 from $13.6 million in the 2004 quarterly period. The increase in the 2005 period is principally due to:

•	Higher professional expenses incurred to comply with accounting, internal control and corporate governance mandates brought about by the Sarbanes-Oxley Act of 2002 and new SEC and NASDAQ rules and regulations. The Company expects these compliance costs to decline during the remainder of 2005.

•	A one-time charge to depreciation expense of $520,000 ($322,000 after tax, or $0.03 per share) to correct an error in the application of a U.S. generally accepted accounting principle for amortizing leasehold improvements (the Company reduced the estimated useful lives of certain leasehold improvements at its High Point, N.C. showroom to correspond with the remaining term of the related lease). The impact of this charge was immaterial to the results in each of the prior periods in which the error arose, and is expected to be immaterial to the 2005 results.

•	Higher selling, warehousing and distribution costs to support higher import and upholstery sales.

As a percentage of net sales, selling and administrative expenses increased to 19.2% in the 2005 first quarter from 17.4% in the same 2004 period. These expenses increased as a percentage of net sales for the 2005 period principally as a result of higher professional expenses incurred to comply with new regulatory mandates initiated by the Sarbanes-Oxley Act of 2002 and the leasehold improvement depreciation adjustment discussed previously.

The non-cash cost of the Company’s ESOP for the 2005 first quarter decreased $118,000 to $897,000 compared to $1.0 million in the first quarter of 2004. The Company records non-cash ESOP cost for the number of shares that it commits to release to eligible employees at the average market price of the Company’s common stock during each respective period. The Company committed to release approximately 38,070 shares during the first quarter of fiscal 2005, having a cost basis of $6.25 per share and an average market price of $23.56 per share. During the 2004 first quarter, the Company committed to release approximately 44,900 shares, having a cost basis of $6.25 per share and an average market price of $22.61 per share. The cost of the plan is allocated to cost of goods sold and selling and administrative expenses based on employee compensation. Substantially all employees participate in the ESOP.

During the 2005 first quarter, the Company recorded an additional pretax restructuring and asset impairment charge of $366,000 ($227,000 after tax, or $0.02 per share) related to the closing and sale of its Maiden, N.C. manufacturing facility. The charge consisted principally of anticipated factory disassembly costs, additional health care benefits for terminated employees and an additional asset impairment charge based on the final sale and valuation of the Maiden, N.C. real property and equipment.

Principally as a result of the higher selling and administrative expenses as a percentage of sales and the additional restructuring charge mentioned previously, operating income as a percentage of net sales declined to 6.3% in the 2005 quarterly period, compared to 8.7% for the 2004 first quarter.

Other income, net decreased $35,000 to $133,000 during the 2005 first quarter from $168,000 in the same 2004 period. The decrease is principally attributed to lower levels of interest income.

Interest expense decreased $154,000 to $339,000 during the first quarter of 2005 from $493,000 in the 2004 period. The decrease in the 2005 period is principally due to lower debt levels resulting from scheduled principal repayments, partially offset by higher weighted average borrowing rates.

The Company’s effective tax rate increased to 39.5% in the 2005 first quarter compared to 38.0% in the 2004 period. The increase is principally attributed to the estimated impact of non-cash ESOP cost for 2005 which is expected to constitute a higher proportion of income before income taxes than in 2004. The Company records non-cash ESOP cost based on the average market value of the Company’s common stock during the year, but may deduct only the cost basis of the shares for income tax purposes.

First quarter 2005 net income decreased to $3.0 million, or $0.25 per share, compared to $4.0 million, or $0.35 per share, in the comparable 2004 period.

Outlook

The Company’s outlook is positive for continued near term growth in the upholstered leather business and imported wood and metal furniture business as a result of past investments in sales and marketing, as well as in warehousing and distribution capabilities. Overall, the Company maintains a cautiously optimistic outlook for the second quarter, based on the mixed results it is seeing at retail. Retail appears to be recovering slowly. Recent incoming order rates for the Company’s products have been flat compared to last year’s rates. The Company expects net sales for the 2005 second quarter to be on par with last year’s record second quarter.

Business for the Company’s domestic wood furniture operations continues to be challenging. In order to drive new business the Company has implemented the following:

•	The addition of new product categories, such as youth bedroom, as well as new blended home collections that combine the strength and quick development cycle of domestic manufacturing with the value and variety of imports;

•	The continued introduction of new technology-taming innovations in the home office and home entertainment categories, such as plasma television “lift and swivel” consoles;

•	The upgrade of product “finishes” to a more sophisticated look and feel to enhance value and appeal to consumers;

•	Expanded trade advertising and the addition of special promotional events; and

•	The utilization of new channels of distribution, such as electronics retailers.

The Company continues to provide effective customer service, as over 90% of domestically produced wood furniture orders shipped within 30 days of order receipt during the month of February. The Company continues to monitor and manage work and production schedules for its domestic wood manufacturing facilities in order to match demand.

Financial Condition, Liquidity and Capital Resources

Balance Sheet and Working Capital

As of February 28, 2005, assets totaled $183.4 million, decreasing from $188.9 million at November 30, 2004, principally as a result of lower inventories, the sale of substantially all of the Maiden, N.C. property and lower accounts receivable. Shareholders’ equity at February 28, 2005 was $139.8 million, compared to $136.6 million at November 30, 2004. The Company’s long-term debt, including current maturities, was $20.4 million at February 28, 2005, decreasing from $23.2 million at November 30, 2004 as a result of scheduled debt repayments.

Working capital increased to $97.4 million as of February 28, 2005, from $97.1 million at the end of fiscal 2004, reflecting the net effect of a $5.03 million decrease in current liabilities offset by a $4.76 million decrease in current assets. The decline in current assets is principally attributed to decreases of $6.0 million in inventories, $5.2 million in assets held for sale, and $3.9 million in trade accounts receivable, partially offset by a $9.8 million increase in cash and cash equivalents. The decline in current liabilities is due to decreases of $4.4 million in trade accounts payable and $2.9 million in accrued salaries, wages and benefits, partially offset by increases of $1.2 million in other accrued expenses and

$1.0 million in current maturities of long-term debt. The Company’s decision in April 2005 to redeem its industrial revenue bonds resulted in reclassifying these bonds to “current maturities of long-term debt” on the consolidated balance sheet as of February 28, 2005. The Company expects to redeem the bonds during the 2005 second quarter using available cash.

Cash Flows – Operating, Investing and Financing Activities

During the three months ended February 28, 2005, cash generated from operations ($9.5 million) and proceeds from the sale of property & equipment ($5.2 million, principally for the sale of substantially all of the Maiden, N.C. property), funded an increase in available cash and cash equivalents ($9.8 million), the repayment of long-term debt ($2.7 million), capital expenditures ($1.3 million) and dividend payments ($824,000).

During the three months ended February 29, 2004, cash generated from operations ($4.5 million) funded the repayment of long-term debt ($1.7 million), an increase in available cash and cash equivalents ($1.5 million), capital expenditures ($608,000) and dividend payments ($697,000).

Cash generated from operations of $9.5 million during the 2005 period increased $5.0 million from $4.5 million in the 2004 period. The increase was due to higher payments received from customers and lower income tax payments, partially offset by higher payments to suppliers and employees and higher interest payments. Payments to suppliers and employees increased $2.0 million, principally to fund higher operating costs and selling and administrative expenses compared to the prior year. Cash received from customers increased $6.8 million as a result of higher sales of imported wood and metal furniture and upholstered products compared to the prior year. Increased collections from customers resulted in a $3.7 million decline in trade accounts receivable (net of the provision for doubtful accounts) since November 30, 2004.

The Company generated cash of $5.2 million from investing activities during the 2005 quarter as a result of the sale of substantially all of the Maiden, N.C. property. Purchases of plant, equipment and other assets to maintain and enhance the Company’s facilities and business operating systems increased $672,000 to $1.3 million in the 2005 first quarter compared with $608,000 in the 2004 period.

The Company used cash of $3.6 million for financing activities in the 2005 period compared to using cash of $2.4 million for financing activities in the 2004 first quarter. During the 2005 quarter, the Company repaid long-term debt in the amount of $2.7 million and paid cash dividends of $824,000. During the 2004 quarter the Company repaid long-term debt in the amount of $1.7 million and paid dividends of $697,000.

Swap Agreements

The aggregate fair market value of the Company’s swap agreements decreases when interest rates decline and increases when interest rates rise. Interest rates have generally declined since the inception of the Company’s swap agreements but have generally increased since May 2003 through the 2005 first quarter. The decrease in the aggregate fair market value of the effective portion of the agreements of $578,000 after tax ($933,000 pretax) as of February 28, 2005, and $759,000 after tax ($1.2 million pretax) as of November 30, 2004, is reflected under the caption “accumulated other comprehensive loss” in the consolidated balance sheets. The Company also recognized a gain of $3,000 for the 2005 first quarter and a gain of $2,000 for the 2004 first quarter related to the change in value of the ineffective portion of the swap agreements. Approximately $418,000 of the aggregate pretax decrease in fair market value of the agreements is expected to be reclassified into earnings during the next twelve months as a component of the interest expense that will accrue on the debt. See Note 7 to the consolidated financial statements included in this report for a discussion of the effect on comprehensive income of changes in the fair market value of the Company’s swap agreements.

Debt Covenant Compliance

The credit facility for the Company’s revolving credit line and Term Loans A and B contains, among other things, financial covenants as to minimum tangible net worth, debt service coverage, the ratio of funded debt to earnings before interest, taxes, depreciation, and amortization and maximum capital expenditures. The Company was in compliance with these covenants as of February 28, 2005.

Liquidity and Capital Expenditures

As of February 28, 2005, the Company had $13.6 million available under its revolving credit line to fund working capital needs and $18.1 million available under additional committed lines of credit to support the issuance of letters of credit. The Company believes it has the financial resources (including available cash, expected cash flow from operations, and lines of credit) needed to meet business requirements for the foreseeable future, including capital expenditures, working capital, purchases under the stock repurchase program, and dividends on the Company’s common stock. Cash flow from operations is highly dependent on order rates and the Company’s operating performance. The Company expects to spend an aggregate of $2.7 to $3.2 million in capital expenditures during the remainder of fiscal 2005 to maintain and enhance its facilities and operating systems, principally supporting growth in imported products and logistics.

Dividends and Purchases of Common Stock

At its March 30, 2005 meeting, the Board of Directors of the Company declared a cash dividend of $0.07 per share, payable on May 31, 2005 to shareholders of record May 16, 2005. Also, in April 2005, the Company purchased 50,000 shares of its common stock under its stock repurchase program for an aggregate consideration of $930,000 or $18.60 per share.

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

The Company’s obligations under its lines of credit, industrial revenue bonds and term loans all bear interest at variable rates. The Company’s outstanding debt (including current maturities) as of February 28, 2005, amounted to $4.6 million under the industrial revenue bonds, $14.9 million under Term Loan A and $925,000 under Term Loan B. As of February 28, 2005, no balance was outstanding under the Company’s revolving credit line. The Company has entered into interest rate swap agreements that, in effect, fix the rate of interest on the industrial revenue bonds at 4.7% through 2006 and Term Loan A at 4.1% through 2010 (7.4% for Term Loan A when the effect of a previously terminated swap agreement is taken into account). A fluctuation in market interest rates of one percentage point (or 100 basis points) would not have a material impact on the Company’s results of operations or financial condition. For additional discussion of the Company’s swap agreements see “Swap Agreements” in Management’s Discussion and Analysis in the Company’s Annual Report on Form 10-K and this Quarterly Report.

For imported products, the Company generally negotiates firm pricing with its foreign suppliers, for periods typically of up to one year. The Company accepts the exposure to exchange rate movements beyond these negotiated periods without using derivative financial instruments to manage this risk. The majority of the Company’s imports are purchased from countries such as China, whose currencies have been pegged to the U.S. Dollar, negating much of the Company’s exposure to foreign currency fluctuation. China’s top financial officials have recently announced that fundamental preparations had been made to allow the Yuan’s exchange rate to fluctuate on a limited basis without regard to changes in the U.S. Dollar. These and other remarks intensified market speculation that China may adopt a market-oriented currency and allow the Yuan to fluctuate in value relative to the U.S. Dollar.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on their most recent review, which was made as of the end of the Company’s fiscal quarter ended February 28, 2005, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure and are effective to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Controls

There have been no changes in the Company’s internal control over financial reporting for the Company’s quarter ended February 28, 2005, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer or Affiliated Purchasers

In June 2001, the Company announced that its board of directors had authorized the repurchase of up to $3.0 million of the Company’s common stock and announced an increase in that authorization of $2.2 million in October 2001, for an aggregate authorization of $5.2 million. There is no expiration date for this authorization. Repurchases may be made from time to time in the open market, or in privately negotiated transactions, at prevailing market prices that the Company deems appropriate. No shares of common stock were repurchased by or on behalf of the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended) during the first quarter of 2005. However, the Company repurchased 50,000 shares in April 2005 at a total cost of $930,000 or $18.60 per share. Through February 28, 2005, the Company had repurchased approximately 584,000 shares at a total cost of $2.5 million or an average of $4.29 per share. Based on the market value of the common stock as of February 28, 2005, the remaining $2.65 million of the authorization would allow the Company to repurchase approximately 102,000 shares, or 0.7%, of the 14.5 million shares outstanding, or 1.0% of the Company’s outstanding shares excluding the 4.0 million shares held by the ESOP.

Item 5. Other Information

EBIT and EBITDA

Set forth below is the Company’s earnings before interest and income taxes, or EBIT, and earnings before interest, income taxes, depreciation and amortization, or EBITDA, for the three month periods ended February 28, 2005 and February 29, 2004. This information has been derived from the Company’s unaudited consolidated financial statements. For each period presented, EBIT and EBITDA have been reconciled to the Company’s net cash provided by operating activities. The Company provides these non-GAAP measures because it believes they are widely accepted financial indicators of the Company’s liquidity. This information should be read in conjunction with the consolidated financial statements, including the related Notes, and Management’s Discussion and Analysis included elsewhere in this quarterly report on Form 10-Q and in the Company’s annual report on Form 10-K for the year ended November 30, 2004.

	For the Three Months Ended
	February 28, 2005	February 29, 2004
Net cash provided by operating activities	$9,492	$4,546
Net increase in assets and liabilities	(3,016)	2,611
Gain on disposal of property and equipment	1	11
Restructuring and asset impairment charge	(366)
Provision for doubtful accounts	(214)	(220)
Deferred income tax benefit	126
Non-cash ESOP cost	(897)	(1,015)
Depreciation and amortization	(2,176)	(1,893)

Net income	2,950	4,040
Income taxes	1,923	2,475
Interest expense	339	493

Earnings before interest and income taxes	5,212	7,008
Depreciation and amortization	2,176	1,893

Earnings before interest, income taxes, depreciation, and amortization	$7,388	$8,901

Item 6. Exhibits

3.1	Amended and Restated Articles of Incorporation of the Company, as amended March 28, 2003 (incorporated by reference to Exhibit 3.1 of the Company’s Form 10-Q (SEC File No. 000-25349) for the quarter ended February 28, 2003)

3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form 10 (SEC File No. 000-25349))

4.1	Amended and Restated Articles of Incorporation of the Company (See Exhibit 3.1)

4.2	Amended and Restated Bylaws of the Company (See Exhibit 3.2)

10.1	*	Amendment, dated February 1, 2005, to Lease Agreement, dated June 11, 2004, between C. Presley Properties, LLC and Bradington-Young LLC

10.2	*	First Amendment to Credit Agreement, dated as of February 18, 2005, among the Company, the Lenders party thereto, and Bank of America, N.A., as agent

10.3	**	Summary of Director Compensation dated January 12, 2005 (incorporated by reference to Exhibit 99.2 of the Company’s Current Report on Form 8-K (SEC File No. 000-25349) dated January 12, 2005)

31.1	*	Rule 13a-14(a) Certification of the Company’s principal executive officer

31.2	*	Rule 13a-14(a) Certification of the Company’s principal financial officer

32.1	*	Rule 13a-14(b) Certification of the Company’s principal executive officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	*	Rule 13a-14(b) Certification of the Company’s principal financial officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith

**	Management contract or compensatory plan

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOOKER FURNITURE CORPORATION

Date: April 15, 2005	By:	/s/ R. Gary Armbrister
R. Gary Armbrister
Chief Accounting Officer
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.		Description

3.1		Amended and Restated Articles of Incorporation of the Company, as amended March 28, 2003 (incorporated by reference to Exhibit 3.1 of the Company’s Form 10-Q (SEC File No. 000-25349) for the quarter ended February 28, 2003)

3.2		Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form 10 (SEC File No. 000-25349))

4.1		Amended and Restated Articles of Incorporation of the Company (See Exhibit 3.1)

4.2		Amended and Restated Bylaws of the Company (See Exhibit 3.2)

10.1	*	Amendment, dated February 1, 2005, to Lease Agreement, dated June 11, 2004, between C. Presley Properties, LLC and Bradington-Young LLC

10.2	*	First Amendment to Credit Agreement, dated as of February 18, 2005, among the Company, the Lenders party thereto, and Bank of America, N.A., as agent

10.3	**	Summary of Director Compensation dated January 12, 2005 (incorporated by reference to Exhibit 99.2 of the Company’s Current Report on Form 8-K (SEC File No. 000-25349) dated January 12, 2005)

31.1	*	Rule 13a-14(a) Certification of the Company’s principal executive officer

31.2	*	Rule 13a-14(a) Certification of the Company’s principal financial officer

32.1	*	Rule 13a-14(b) Certification of the Company’s principal executive officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	*	Rule 13a-14(b) Certification of the Company’s principal financial officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith

**	Management contract or compensatory plan