Form 10-Q
period 2005-05-31
HOOKER FURNITURE CORP
filed 2005-07-11
CIK 1077688

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended May 31, 2005

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of July 8, 2005.

Common stock, no par value	14,425,300
(Class of common stock)	(Number of shares)

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

HOOKER FURNITURE CORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATED BALANCE SHEETS

(In thousands, including share data)

	May 31, 2005	November 30, 2004
Assets
Current assets
Cash and cash equivalents	$10,388	$9,230
Trade accounts receivable, less allowance for doubtful accounts of $1,273 and $1,341 on each date	38,277	40,960
Inventories	74,632	69,735
Prepaid expenses and other current assets	3,183	3,540
Assets held for sale		5,376

Total current assets	126,480	128,841
Property, plant and equipment, net	43,228	44,142
Goodwill	2,396	2,396
Intangible assets	4,677	4,765
Cash surrender value of life insurance policies	9,850	8,474
Other assets	783	300

Total assets	$187,414	$188,918

Liabilities and Shareholders’ Equity
Current liabilities
Trade accounts payable	$15,577	$14,930
Accrued salaries, wages and benefits	6,026	7,090
Other accrued expenses	3,360	3,011
Current maturities of long-term debt	2,201	6,671

Total current liabilities	27,164	31,702
Long-term debt, excluding current maturities	12,174	16,495
Deferred compensation	2,970	2,775
Other long-term liabilities	1,289	1,361

Total liabilities	43,597	52,333

Shareholders’ equity
Common stock, no par value, 20,000 shares authorized, 14,425 and 14,475 shares issued and outstanding on each date	8,565	7,385
Unearned ESOP shares, 2,627 and 2,708 shares on each date	(16,417)	(16,927)
Retained earnings	152,149	146,886
Accumulated other comprehensive loss	(480)	(759)

Total shareholders’ equity	143,817	136,585

Total liabilities and shareholders’ equity	$187,414	$188,918

The accompanying notes are an integral part of the consolidated financial statements.

HOOKER FURNITURE CORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	Three Months Ended May 31,		Six Months Ended May 31,
	2005	2004	2005	2004
Net sales	$88,698	$91,490	$169,224	$169,712
Cost of sales	64,459	66,004	124,054	123,814

Gross profit	24,239	25,486	45,170	45,898
Selling and administrative expenses	15,934	16,161	31,420	29,733
Restructuring and related asset impairment charge			366

Operating income	8,305	9,325	13,384	16,165
Other income, net	155	84	288	252

Income before interest and income taxes	8,460	9,409	13,672	16,417
Interest expense	434	517	773	1,010

Income before income taxes	8,026	8,892	12,899	15,407
Income taxes	3,167	3,378	5,090	5,853

Net income	$4,859	$5,514	$7,809	$9,554

Basic and diluted earnings per share	$.41	$.47	$.66	$.82

Weighted average shares outstanding	11,772	11,779	11,770	11,629

The accompanying notes are an integral part of the consolidated financial statements.

HOOKER FURNITURE CORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended
	May 31, 2005	May 31, 2004
Cash flows from operating activities
Cash received from customers.	$172,198	$169,919
Cash paid to suppliers and employees	(157,662)	(157,184)
Income taxes paid, net	(4,170)	(5,877)
Interest paid, net	(648)	(631)

Net cash provided by operating activities	9,718	6,227

Cash flows from investing activities
Purchase of property, plant and equipment	(2,652)	(1,371)
Proceeds from the sale of property	5,457	912

Net cash provided by (used in) investing activities	2,805	(459)

Cash flows from financing activities
Payments on long-term debt	(8,791)	(3,417)
Cash dividends paid	(1,644)	(1,394)
Repurchase of common stock	(930)

Net cash used in financing activities	(11,365)	(4,811)

Net increase in cash and cash equivalents	1,158	957
Cash and cash equivalents at beginning of period	9,230	14,859

Cash and cash equivalents at end of period	$10,388	$15,816

Reconciliation of net income to net cash provided by operating activities:
Net income	$7,809	$9,554
Depreciation and amortization	3,670	3,838
Non-cash ESOP cost	1,718	2,030
Restructuring and related asset impairment charge	366
Gain on disposal of property	(15)	(11)
Provision for doubtful accounts	275	378
Deferred tax provision	(52)
Changes in assets and liabilities:
Trade accounts receivable	2,408	(365)
Inventories	(5,060)	(10,423)
Prepaid expenses and other assets	(1,584)	(2,028)
Trade accounts payable	647	784
Accrued salaries, wages and benefits	(1,132)	761
Other accrued expenses	593	1,859
Other long-term liabilities	75	(150)

Net cash provided by operating activities	$9,718	$6,227

The accompanying notes are an integral part of the consolidated financial statements.

HOOKER FURNITURE CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in tables in thousands unless otherwise indicated)

For the Quarterly Period Ended May 31, 2005

1. Preparation of Interim Financial Statements

The consolidated financial statements of Hooker Furniture Corporation (referred to as “Hooker” or the “Company”) have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, these statements include all adjustments necessary for a fair presentation of the results of all interim periods reported herein. All such adjustments are of a normal recurring nature. Certain information and footnote disclosures prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) are condensed or omitted pursuant to SEC rules and regulations. However, management believes that the disclosures made are adequate for a fair presentation of results of operations and financial position. Operating results for the interim periods reported herein may not be indicative of the results expected for the year. These financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2004.

2. Inventories

	May 31, 2005	November 30, 2004
Finished furniture	$72,826	$66,922
Furniture in process	1,965	2,258
Materials and supplies	11,221	11,879

Inventories at FIFO	86,012	81,059
Reduction to LIFO basis	11,380	11,324

Inventories	$74,632	$69,735

3. Property, Plant and Equipment

	May 31, 2005	November 30, 2004
Buildings and land improvements	$45,772	$44,948
Machinery and equipment	42,412	42,313
Furniture and fixtures	26,080	24,569
Other	3,335	3,647

Total depreciable property at cost	117,599	115,477
Less accumulated depreciation	78,527	73,916

Total depreciable property, net	39,072	41,561
Land	1,771	1,771
Construction in progress	2,385	810

Property, plant and equipment, net	$43,228	$44,142

During the 2005 first quarter, the Company recorded a one-time charge to depreciation expense of $520,000 ($322,000 after tax, or $0.03 per share) to correct an error in the application of GAAP related to amortizing leasehold improvements (the Company reduced the estimated useful lives of certain leasehold improvements at its High Point, N.C. showroom to correspond with the remaining term of the related lease). The impact of this charge was immaterial to results in each of the prior periods in which the error arose, and is expected to be immaterial to 2005 results.

4. Goodwill and Intangible Assets

	May 31, 2005	November 30, 2004
Goodwill	$2,396	$2,396

Non-amortizable Intangible Assets
Trademarks and trade names	$4,400	$4,400

Amortizable Intangible Assets
Non-compete agreements	700	700
Less accumulated amortization	423	335

Net carrying value	277	365

Intangible assets	$4,677	$4,765

5. Long-Term Debt

	May 31, 2005	November 30, 2004
Term Loan A	$14,375	$15,416
Term Loan B		2,150
Revolving credit facility		1,000
Industrial revenue bonds		4,600

Total long-term debt outstanding	14,375	23,166
Less current maturities	2,201	6,671

Long-term debt, less current maturities	$12,174	$16,495

In May 2005, the Company completed the early redemption of the industrial revenue bonds for $4.6 million in cash.

6. Restructuring Charges and Assets Held for Sale

	Severance and Related Benefits	Asset Impairment		Other	Total
Balance at November 30, 2004	$368			$225	$593
Restructuring charges accrued and accrual adjustments	176		$180	10	366
Non-cash charges			(180)		(180)
Cash payments	(199)			(166)	(365)

Balance at May 31, 2005	$345	$		$69	$414

During the 2005 first quarter, the Company recorded an additional pretax restructuring and asset impairment charge of $366,000 ($227,000 after tax, or $0.02 per share) related to the closing and sale of its Maiden, N.C. manufacturing facility. The charge consisted principally of factory disassembly costs, additional health care benefits for terminated employees and an additional asset impairment charge based on the final sale and valuation of the Maiden, N.C. real property and equipment.

During the 2005 six-month period, the Company completed the sale of all of its Maiden, N.C. real property, machinery and equipment for an aggregate consideration of $5.5 million in cash, net of selling expenses.

7. Other Comprehensive Income

	Three Months Ended May 31,		Six Months Ended May 31,
	2005	2004	2005	2004
Net income	$4,859	$5,514	$7,809	$9,554

Gain (loss) on interest rate swaps	(84)	586	41	122
Portion of swap agreements’ fair value reclassified to interest expense	243	157	409	481

Other comprehensive gain before tax	159	743	450	603
Income tax expense	60	282	171	229

Other comprehensive income, net of tax	99	461	279	374

Comprehensive income	$4,958	$5,975	$8,088	$9,928

In connection with the redemption of the industrial revenue bonds, the Company decided not to terminate the related swap agreement. Consequently, that swap agreement is no longer effective as a cash flow hedge. Accordingly, the Company reclassified the fair market value of that swap agreement (a pretax loss of $103,000) to interest expense in the second quarter of 2005. As a result, the portion of the swap agreements’ fair value reclassified to interest expense includes a loss of $103,000 for the 2005 three-month period, a gain of $14,000 for the 2004 three-month period, a loss of $100,000 for the 2005 six-month period and a gain of $16,000 for the 2004 six-month period related to the ineffective portion of that interest rate swap agreement.

8. Employee Stock Ownership Plan

The Company records non-cash Employee Stock Ownership Plan (“ESOP”) cost for the number of shares that it commits to release to eligible employees at the average closing market price of the Company’s common stock during each period. The number of shares the Company commits to release is based on annual principal and interest payments made on the loan between the Company and the ESOP trust. “Unearned ESOP shares” in shareholders’ equity is reduced by the Company’s aggregate cost basis in the shares committed to be released. Those shares have a cost basis of $6.25 per share. “Common stock” is increased by the aggregate difference between the average market price and the cost basis of those shares.

The Company committed to release approximately:

•	43,600 shares during the second quarter of fiscal 2005, having an aggregate market value of $821,000, or $18.84 per share;

•	44,860 shares during the 2004 second quarter having an aggregate market value of $1.0 million, or $22.64 per share;

•	81,650 shares during the 2005 first half having an aggregate fair market value of $1.7 million, or $21.04 per share; and

•	89,700 shares during the 2004 six-month period having an aggregate market value of $2.0 million, or $22.63 per share.

The cost of the plan is allocated to cost of goods sold and selling and administrative expenses based on employee compensation. Substantially all employees participate in the ESOP.

9. Common Stock

In April 2005, the Company repurchased 50,000 shares of common stock for $930,000 in cash, or $18.60 per share, under a Board-authorized stock repurchase program.

Item 2. Management’s Discussion and Analysis

Overview

The Company’s results of operations during the 2005 second quarter were principally impacted by the following factors:

•	A 23.0% decline in net sales for domestically produced wood furniture compared to the 2004 second quarter, resulting from lower incoming order rates and higher sales discounting.

•	A 16.4% increase in net sales for upholstered furniture compared to the 2004 second quarter, driven by expanded product lines and an expanded sales force and distribution network.

•	A 2.2% increase in net sales for imported wood and metal furniture compared to the 2004 second quarter, resulting from higher average selling prices partially offset by slightly lower unit volume.

•	A slight decrease in gross profit margin to 27.3% compared to 27.9% in the 2004 second quarter as a decline in gross profit margin for domestically produced wood furniture offset increases in gross profit margin for imported wood and metal furniture and for upholstery.

•	A slight decrease in selling and administrative expenses. As a percent of net sales, these expenses increased slightly to 18.0% in the 2005 second quarter versus 17.7% in the 2004 period through the effect of the decline in net sales.

Results of Operations

The following table sets forth the percentage relationship to net sales of certain items included in the statements of income:

	Three Months Ended May 31,		Six Months Ended May 31,
	2005	2004	2005	2004
Net sales	100.00%	100.00%	100.00%	100.00%
Cost of sales	72.67	72.14	73.31	72.96

Gross profit	27.33	27.86	26.69	27.04
Selling and administrative expenses	17.97	17.67	18.56	17.52
Restructuring and related asset impairment charge			0.22

Operating income	9.36	10.19	7.91	9.52
Other income, net	0.18	0.09	0.17	0.15

Income before interest and income taxes	9.54	10.28	8.08	9.67
Interest expense	0.49	0.56	0.46	0.59

Income before income taxes	9.05	9.72	7.62	9.08
Income taxes	3.57	3.69	3.01	3.45

Net income	5.48%	6.03%	4.61%	5.63%

Net sales for the 2005 second quarter of $88.7 million declined $2.8 million, or 3.1%, compared to 2004 record second quarter net sales of $91.5 million. During the second quarter, sales of Bradington-Young upholstered leather furniture increased $2.5 million, or 16.4%, to $17.8 million from $15.3 million during the prior year period due to higher unit volume.

Sales of Hooker’s imported wood and metal furniture increased $1.1 million, or 2.2%, to $49.6 million in the 2005 second quarter from $48.5 million in the prior year second quarter as a result of higher average selling prices (resulting principally from the mix of products shipped) partially offset by lower unit volume. The unit volume decline during the 2005 second quarter was due to a temporary inventory imbalance, as orders (including new product orders) and backlog for imported products increased during the quarter. While inventory levels increased during the 2005 second quarter, principally to support the Company’s multi-category “whole-home” collections, the Company is out of stock on certain imported products offered in these collections. These inventory stock-outs have delayed fulfillment of orders for these collections. This situation should be rectified during the 2005 second half, which should enable the Company to fill orders currently in backlog.

These sales gains in upholstered and imported furniture were more than offset by a decline in net sales of the Company’s domestically produced wood furniture of $6.4 million or 23.0%, to $21.3 million in the 2005 second quarter from $27.7 million in the prior year period due to lower unit volume.

For the 2005 six-month period, the Company reported net sales of $169.2 million, a decrease of $488,000 or 0.3%, compared to $169.7 million in the 2004 six-month period. Shipments of Bradington-Young upholstered furniture increased $6.2 million or 22.1%, to $33.7 million during the first six months of 2005 compared to $27.5 million during the prior year period due to higher unit volume. Imported wood furniture shipments increased $5.9 million, or 6.8%, to $93.0 million in the 2005 six-month period compared to $87.1 million in the 2004 six-month period. The increase in net sales of imported wood furniture for the 2005 six-month period compared to the same 2004 period is due to higher unit volume and higher average selling prices. Shipments of the Company’s domestically produced wood furniture declined $12.5 million, or 22.7%, to $42.6 million during the 2005 six-month period from $55.1 million in the same 2004 period, principally due to lower unit volume.

For the 2005 second quarter and six months compared with the same 2004 periods, average selling prices increased for imported wood and metal products due to the mix of products shipped. For domestically manufactured wood products, average selling prices increased for the 2005 second quarter due to the mix of products shipped. Average selling prices for domestic products declined for the 2005 six-month period principally due to higher sales discounts. Average selling prices declined for upholstered products for the 2005 second quarter and six months due to the mix of products shipped. Overall, average selling prices increased during both the 2005 second quarter and six-month period compared to the same 2004 periods.

Gross profit margin decreased to 27.3% of net sales in the 2005 second quarter compared to 27.9% in the 2004 second quarterly period, as a result of a decline in gross profit margin for domestically produced wood furniture and upholstered furniture, partially offset by an increase in gross profit margin for imported wood and metal furniture. For the 2005 fiscal year-to-date period, gross profit margin decreased to 26.7% of net sales compared to 27.0% in the comparative 2004 period, as a result of a decline in gross profit margin for domestically produced wood furniture, partially offset by gross profit margin improvements for upholstered and imported wood and metal furniture.

The 2005 second quarter and six month gross profit margin improvement for imported wood and metal furniture versus the comparable prior year period was principally a result of a decline in the delivered cost of those products as a percentage of net sales. During the 2005 three and six-month periods, domestic wood furniture gross margin has been impacted by higher discounting, principally for the sale of discontinued and slow moving products. Bradington-Young’s gross profit margin improvement for the

2005 six-month period versus the same period a year ago was driven primarily by lower labor and overhead costs as a percentage of net sales resulting from efficiencies gained by operating at higher production levels, partially offset by higher material costs. Higher material costs, resulting from the mix of products shipped, led to a decline in the 2005 second quarter gross margin for upholstered products.

Selling and administrative expenses decreased $227,000 to $15.93 million in the second quarter of 2005 from $16.16 million in the 2004 period. The decline in the 2005 second quarter is principally due to lower selling costs resulting from lower net sales (principally commissions and warehousing and distribution expenses). As a percentage of net sales, selling and administrative expenses in the 2005 second quarter increased slightly to 18.0% versus 17.7% in the 2004 period through the effect of lower net sales in the 2005 period.

For the 2005 six-month period, selling and administrative expenses increased $1.7 million to $31.4 million compared with $29.7 million for the same 2004 period. As a percentage of net sales, these expenses increase to 18.6% from 17.5% in the same prior year period. The year-to-date 2005 increase is principally due to the following factors:

•	Increased trade advertising costs principally related to the Company’s introduction of multi-category “whole home” collections.

•	Higher information technology costs principally to support operations such as the warehouse located in China (owned and operated by vendors) and the new initiatives in supply chain management.

•	A one-time charge to depreciation expense of $520,000 ($322,000 after tax, or $0.03 per share) to correct an error in the application of GAAP related to amortizing leasehold improvements (the Company reduced the estimated useful lives of certain leasehold improvements at its High Point, N.C. showroom to correspond with the remaining term of the related lease). The impact of this charge was immaterial to results in each of the prior periods in which the error arose, and is expected to be immaterial to 2005 results.

•	An increase in the cost of complying with Sarbanes-Oxley regulations during the first six months of 2005 compared with the prior year period. These costs declined in the 2005 second quarter versus the same 2004 period. The Company expects these compliance costs to continue declining during the 2005 second half compared to the same 2004 second half.

The non-cash cost of the Company’s ESOP for the 2005 second quarter decreased $195,000 to $821,000 compared to $1.0 million in the second quarter of 2004. For the 2005 six-month period non-cash ESOP cost decreased $312,000 to $1.7 million compared to $2.0 million in the same 2004 period. Non-cash ESOP cost decreased in the 2005 periods compared to the 2004 periods principally due to declines in the market price of the Company’s common stock. The Company records non-cash ESOP cost for the number of shares that it commits to release to eligible employees at the average closing market price of the Company’s common stock during each respective period.

The Company committed to release approximately:

•	43,600 shares during the second quarter of fiscal 2005, having an aggregate market value of $821,000, or $18.84 per share;

•	44,860 shares during the 2004 second quarter having an aggregate market value of $1.0 million, or $22.64 per share;

•	81,650 shares during the 2005 first half having an aggregate fair market value of $1.7 million, or $21.04 per share; and

•	89,700 shares during the 2004 six-month period having an aggregate market value of $2.0 million, or $22.63 per share.

The cost of the plan is allocated to cost of goods sold and selling and administrative expenses based on employee compensation.

During the 2005 first quarter, the Company recorded an additional pretax restructuring and asset impairment charge of $366,000 ($227,000 after tax, or $0.02 per share) related to the closing and sale of its Maiden, N.C. manufacturing facility. The charge consisted principally of factory disassembly costs, additional health care benefits for terminated employees and an additional asset impairment charge based on the final sale and valuation of the Maiden, N.C. real property and equipment.

Principally as a result of lower gross margin, operating income as a percentage of net sales declined to 9.4% in the 2005 quarterly period, compared to 10.2% for the 2004 second quarter. For the year-to-date period, operating income margin declined to 7.9% from 9.5% in the comparable 2004 period principally as a result of higher selling and administrative expenses as a percentage of sales, lower gross margin and the additional restructuring charge.

Other income, net increased $71,000, or 84.5%, to $155,000 in the 2005 three-month period from $84,000 in the same 2004 period and increased $36,000, or 14.3%, to $288,000 in the 2005 six-month period from $252,000 in the 2004 six-month period. These increases are due to increased interest income.

Interest expense decreased $83,000 to $434,000 during the second quarter of 2005 from $517,000 in the 2004 period. For the 2005 six-month period, interest expense decreased $237,000 to $773,000 from $1.0 million in the same 2004 period. The decreases in the 2005 periods are principally due to lower debt levels resulting from principal repayments, partially offset by higher weighted average interest rates on outstanding borrowings.

The Company’s effective tax rate increased to 39.5% for both 2005 periods compared to 38.0% in the 2004 periods. The increase is principally attributed to the estimated impact of non-cash ESOP cost for 2005, which is expected to constitute a higher proportion of income before income taxes than in 2004.

Second quarter 2005 net income declined to $4.9 million, or $0.41 per share, compared to $5.5 million, or $0.47 per share, in the comparable 2004 period. As a percent of net sales, net income declined to 5.5% in the 2005 quarterly period, compared to 6.0% for the 2004 second quarter. During the 2005 six months, net income fell $1.8 million, or $0.16 per share, to $7.8 million, or $0.66 per share, from $9.6 million, or $0.82 per share, in the same prior year period. As a percent of net sales, net income declined to 4.6% in the 2005 six months, compared to 5.6% for the 2004 six months.

Outlook

Industry-wide, lethargic retail business conditions persisted throughout the second quarter. As a result, the Company posted its first quarterly sales decline following thirteen consecutive quarters of year over year sales growth. The Company expects continuing strength in demand for its imported products, a slowdown in upholstery orders in a stagnating retail environment, and continuing challenges for domestic wood furniture orders. The Company continues to manage work and production schedules for its factories and to evaluate its domestic wood furniture manufacturing capacity in order to match demand.

In order to drive additional new business for wood, metal and upholstered furniture, the Company has implemented the following:

•	The addition of new product categories, such as game tables, as well as multi-category and blended “whole home” collections that leverage the Company’s product development expertise by combining its domestic manufacturing strength and skill with the additional value and variety offered by imported products;

•	The continued introduction of new technology-taming innovations in the home entertainment and home office categories, produced both domestically and offshore;

•	The upgrade of wood finishes and incorporation of additional metals, glass and fixtures, that provide a more sophisticated look and feel to enhance value and appeal to consumers;

•	Expanded trade advertising and the addition of special promotional events;

•	More product display space with its existing dealers through “store within a store” display galleries dedicated exclusively to multi-category and whole-home collections under the Hooker and Bradington-Young brands; and

•	The utilization of new channels of distribution, such as electronics retailers.

Earlier this year, Hooker Furniture announced the creation of a new department of supply chain planning and management, and is continuing to make key investments to refine its business in the areas of logistics, personnel and systems. The Company expects that these initiatives will improve inventory turnover and logistics efficiency, and will position it to provide significant enhancements in inventory availability and customer service at lower cost.

The improved supply chain management initiative also will help Hooker Furniture execute its long term growth strategy by expanding from its historical niche strengths in home entertainment, home office and occasional furniture to expanded offerings in multi-category and whole-home collections. These collections are requiring the Company to better coordinate availability of inventory.

New product introductions at the April 2005 International Home Furnishings Market were very well accepted, and as a result the Company’s backlog of orders has grown. However, the Company’s outlook entering the third quarter is mixed due to the uncertainties of inconsistent business at retail. The Company expects net sales for the 2005 third quarter to decline 3-7% versus the prior year quarter.

Financial Condition, Liquidity and Capital Resources

Balance Sheet and Working Capital

As of May 31, 2005, assets totaled $187.4 million, decreasing from $188.9 million at November 30, 2004, principally as a result of the sale of the Maiden, N.C. manufacturing facility and lower accounts receivable. Shareholders’ equity at May 31, 2005 was $143.8 million, compared to $136.6 million at November 30, 2004. The Company’s long-term debt, including current maturities, was $14.4 million at May 31, 2005, decreasing from $23.2 million at November 30, 2004 as a result of the early redemption of the industrial revenue bonds ($4.6 million) and scheduled debt repayments.

Working capital increased $2.2 million, or 2.2%, to $99.3 million as of May 31, 2005, from $97.1 million at the end of fiscal 2004, reflecting a $4.5 million decrease in current liabilities partially offset by a $2.3 million decrease in current assets. The decline in current liabilities is due to decreases of $4.5 million in current maturities of long-term debt and $1.1 million in accrued salaries, wages and benefits, partially offset by increases in trade accounts payable and accrued expenses. The decline in current assets is principally attributed to decreases of $5.4 million in assets held for sale and $2.7 million in trade accounts receivable, partially offset by a $4.9 million increase in inventories and a $1.2 million increase in cash and cash equivalents. Inventories increased 7.0%, to $74.6 million as of May 31, 2005 from $69.7 million at November 30, 2004, principally to support expanded product offerings in multi-category collections.

Cash Flows – Operating, Investing and Financing Activities

During the six months ended May 31, 2005, cash generated from operations ($9.7 million) and proceeds from the sale of property and equipment ($5.5 million), funded the repayment of long-term debt ($8.8 million), capital expenditures ($2.7 million), dividend payments ($1.6 million), an increase in available cash and cash equivalents ($1.2 million) and the repurchase of common stock ($930,000).

During the six months ended May 31, 2004, cash generated from operations ($6.2 million) and the proceeds from the sale of property and equipment ($912,000), funded the repayment of long-term debt ($3.4 million), dividend payments ($1.4 million), capital expenditures ($1.4 million) and an increase in available cash and cash equivalents ($957,000).

Cash generated from operations of $9.7 million during the 2005 six-month period increased $3.5 million from $6.2 million in the 2004 period. The increase was principally due to higher payments received from customers and lower income tax payments. Cash received from customers increased $2.3 million in 2005 compared to 2004. Trade accounts receivable (excluding the allowance for doubtful accounts) declined $2.4 million, principally as a result of increased collections from customers. Payments to suppliers and employees increased $478,000, principally to fund higher selling and administrative expenses compared to the prior year. Tax payments declined $1.7 million in the 2005 period due to lower levels of taxable income than in the 2004 period.

The Company generated cash of $2.8 million from investing activities during the 2005 six months as a result of the sale of the Maiden, N.C. property for an aggregate consideration of $5.5 million. Purchases of plant, equipment and other assets to maintain and enhance the Company’s facilities and business operating systems increased $1.3 million to $2.7 million in the 2005 period compared with $1.4 million in the same 2004 period.

The Company used cash of $11.4 million for financing activities during the 2005 six months compared to using cash of $4.8 million for financing activities in the 2004 period. During 2005, the Company repaid long-term debt in the amount of $8.8 million (including the early redemption of the industrial revenue bonds for $4.6 million in cash), paid cash dividends of $1.6 million and repurchased 50,000 shares of common stock for $930,000, or $18.60 per share. During 2004, the Company repaid long-term debt in the amount of $3.4 million and paid dividends of $1.4 million.

Swap Agreements

The aggregate fair market value of the Company’s swap agreements decreases when interest rates decline and increases when interest rates rise. Overall, interest rates have declined since the inception of the Company’s swap agreements but have increased since May 2003 through the 2005 second quarter. The decrease in the aggregate fair market value of the effective portion of these agreements of $480,000 after tax ($774,000 pretax) as of May 31, 2005, and $759,000 after tax ($1.2 million pretax) as of November 30, 2004, is reflected under the caption “accumulated other comprehensive loss” in the consolidated balance sheets. Approximately $359,000 of the aggregate pretax decrease in fair market value of the agreements is expected to be reclassified into interest expense during the next twelve months. In connection with the redemption of the industrial revenue bonds, the Company decided not to terminate the related swap agreement. Consequently, that swap agreement is no longer effective as a cash flow hedge. Accordingly, the Company reclassified the fair market value of that swap agreement (a pretax loss of $103,000) to interest expense in the 2005 three-month period. As a result, the portion of the swap agreements’ fair value reclassified to interest expense includes a loss of $103,000 for the 2005 three-month period, a gain of $14,000 for the 2004 three-month period, a loss of $100,000 for the 2005 six-month period and a gain of $16,000 for the 2004 six-month period related to the ineffective portion of that interest rate swap agreement.

Debt Covenant Compliance

The credit facility for the Company’s revolving credit line and Term Loan A contains, among other things, financial covenants as to minimum tangible net worth, debt service coverage, the ratio of funded debt to earnings before interest, taxes, depreciation, and amortization and maximum capital expenditures. The Company was in compliance with these covenants as of May 31, 2005.

Liquidity and Capital Expenditures

As of May 31, 2005, the Company had $13.6 million available under its revolving credit line to fund working capital needs and $18.9 million available under additional committed lines of credit to support the issuance of letters of credit. The Company believes it has the financial resources (including available cash, expected cash flow from operations, and lines of credit) needed to meet business requirements for the foreseeable future, including capital expenditures, working capital, purchases under the stock repurchase program, and dividends on the Company’s common stock. Cash flow from operations is highly dependent on order rates and the Company’s operating performance. The Company expects to spend an aggregate of $1.8 to $2.3 million in capital expenditures during the remainder of fiscal 2005 to maintain and enhance its facilities and operating systems, principally supporting growth in imported products and logistics.

In May 2005, the Company completed the early redemption of the industrial revenue bonds for $4.6 million in cash. Prior to this redemption, scheduled principal payments on these bonds were $2.4 million on November 1, 2005, and $2.2 million on November 1, 2006.

Dividends and Purchases of Common Stock

At its June 29th, 2005 meeting, the Board of Directors of the Company declared a cash dividend of $0.07 per share, payable on August 31, 2005 to shareholders of record August 16, 2005. In April 2005, the Company repurchased 50,000 shares of its common stock under a Board-authorized stock repurchase program for an aggregate consideration of $930,000, or $18.60 per share.

Forward-Looking Statements

Certain statements made in this report are not based on historical facts, but are forward-looking statements. These statements can be identified by the use of forward-looking terminology such as “believes,” “expects,” “projects,” “may,” “will,” “should,” “would,” or “anticipates,” or the negative thereof, or other variations thereon, or comparable terminology, or by discussions of strategy. These statements reflect the Company’s reasonable judgment with respect to future events and are subject to risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Those risks and uncertainties include but are not limited to:

•	Domestic and international competition in the furniture industry, including price competition from lower-priced imports;

•	General economic or business conditions, both domestically and internationally;

•	The cyclical nature of the furniture industry;

•	Achieving and managing growth and change, and the risks associated with acquisitions, restructurings, strategic alliances and international operations;

•	Risks associated with manufacturing operations, such as fluctuations in the price of key raw materials, including lumber and leather, and environmental matters;

•	Supply, transportation and distribution disruptions or delays affecting imported and domestic products;

•	Adverse political acts or developments in, or affecting, the international markets from which the Company imports products, including duties or tariffs imposed on products imported by the Company;

•	Changes in domestic and international monetary policies and fluctuations in foreign currency exchange rates affecting the price of the Company’s imported products;

•	Risks associated with distribution through retailers, such as non-binding dealership arrangements; and

•	Capital requirements and costs.

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

The Company’s obligations under its lines of credit and term loans all bear interest at variable rates. The Company’s outstanding debt (including current maturities) as of May 31, 2005, amounted to $14.4 million under Term Loan A. As of May 31, 2005, no balance was outstanding under the Company’s revolving credit line. The Company has entered into an interest rate swap agreement that, in effect, fixes the rate of interest on Term Loan A at 4.1% through 2010 (7.4% when the effect of a previously terminated swap agreement is taken into account).

In connection with the redemption of the industrial revenue bonds, the Company decided not to terminate the related swap agreement. Consequently, the future cash flows related to this swap agreement will continue to fluctuate with changes in the benchmark interest rate without an offsetting fluctuation in the interest that would have been paid on the underlying variable interest rate debt. The Company will continue to consider the early termination of this swap agreement, which is scheduled to terminate November 1, 2006, in light of changes in the benchmark interest rate.

A fluctuation in market interest rates of one percentage point (or 100 basis points) would not have a material impact on the Company’s results of operations or financial condition. For additional discussion of the Company’s swap agreements see “Swap Agreements” in Management’s Discussion and Analysis in the Company’s Annual Report on Form 10-K and this Quarterly Report.

For imported products, the Company generally negotiates firm pricing with its foreign suppliers, for periods typically of up to one year. The Company accepts the exposure to exchange rate movements beyond these negotiated periods without using derivative financial instruments to manage this risk. The majority of the Company’s imports are purchased from countries such as China, whose currencies have been pegged to the U.S. Dollar, negating much of the Company’s exposure to foreign currency fluctuation. There is continued market speculation that China may take steps to adopt a market-oriented currency and allow the Yuan to fluctuate in value relative to the U.S. Dollar.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on their most recent review, which was made as of the end of the Company’s fiscal quarter ended May 31, 2005, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure and are effective to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Controls

There have been no changes in the Company’s internal control over financial reporting for the Company’s quarter ended May 31, 2005, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer or Affiliated Purchasers

The following table provides information about common stock repurchases by or on behalf of the Company during the quarter ended May 31, 2005:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program
March 1 – March 31, 2005
April 1 – April 30, 2005	50,000	$18.60	50,000	$1.7 million
May 1 – May 31, 2005
Total	50,000	$18.60	50,000	$1.7 million

In June 2001, the Company announced that its board of directors had authorized the repurchase of up to $3.0 million of the Company’s common stock and announced an increase in that authorization of $2.2 million in October 2001, for an aggregate authorization of $5.2 million. There is no expiration date for this authorization. Repurchases may be made from time to time in the open market, or in privately negotiated transactions, at prevailing market prices that the Company deems appropriate. Through May 31, 2005, the Company had repurchased approximately 634,000 shares at a total cost of $3.4 million or an average of $5.42 per share. Based on the market value of the common stock as of May 31, 2005, the remaining $1.7 million of the authorization would allow the Company to repurchase approximately 117,000 shares, or 0.8%, of the 14.4 million shares outstanding, or 1.1% of the Company’s outstanding shares excluding the 3.9 million shares held by the ESOP.

Item 4. Submission of Matters to a Vote of Security Holders.

On March 30, 2005 the Company held its Annual Meeting of Shareholders. At the meeting, the following business was transacted:

The following directors of the Company were elected for a term of one year. The votes cast for the election of each director were:

Director	For	Withheld
Paul B. Toms, Jr.	13,321,476	121,467
Douglas C. Williams	13,321,034	121,909
W. Christopher Beeler, Jr.	12,947,556	495,387
John L. Gregory, III	10,374,166	3,068,777
Mark F. Schreiber	13,328,378	114,565
Robert A. Taylor	13,301,027	141,916
L. Dudley Walker	13,303,400	139,543
Henry G. Williamson, Jr.	13,406,058	36,885

The shareholders approved the Hooker Furniture Corporation 2005 Stock Incentive Plan. The votes cast were:

For – 11,266,223	Against – 548,446	Abstain – 10,349

Item 5. Other Information

EBIT and EBITDA

Set forth below is the Company’s earnings before interest and income taxes, or EBIT, and earnings before interest, income taxes, depreciation and amortization, or EBITDA, for the three and six-month periods ended May 31, 2005 and May 31, 2004. This information has been derived from the Company’s unaudited consolidated financial statements. For each period presented, EBIT and EBITDA have been reconciled to the Company’s net cash provided by operating activities. The Company provides these non-GAAP measures because it believes they are widely accepted financial indicators of the Company’s liquidity. This information should be read in conjunction with the consolidated financial statements, including the related Notes, and Management’s Discussion and Analysis included elsewhere in this quarterly report on Form 10-Q and in the Company’s annual report on Form 10-K for the year ended November 30, 2004.

	For the Three Months Ended May 31,		For the Six Months Ended May 31,
	2005	2004	2005	2004
Net cash provided by operating activities	$226	$1,681	$9,718	$6,227
Net increase in assets and liabilities	7,069	6,951	4,053	9,562
Gain on disposal of property	14		15	11
Restructuring and related asset impairment charge			(366)
Provision for doubtful accounts	(61)	(158)	(275)	(378)
Deferred taxes	(74)		52
Non-cash ESOP cost	(821)	(1,015)	(1,718)	(2,030)
Depreciation and amortization	(1,494)	(1,945)	(3,670)	(3,838)

Net income	4,859	5,514	7,809	9,554
Income taxes	3,167	3,378	5,090	5,853
Interest expense	434	517	773	1,010

Earnings before interest and income taxes (EBIT)	8,460	9,409	13,672	16,417
Depreciation and amortization	1,494	1,945	3,670	3,838

Earnings before interest, income taxes, depreciation, and amortization (EBITDA)	$9,954	$11,354	$17,342	$20,255

Item 6. Exhibits

3.1	Amended and Restated Articles of Incorporation of the Company, as amended March 28, 2003 (incorporated by reference to Exhibit 3.1 of the Company’s Form 10-Q (SEC File No. 000-25349) for the quarter ended February 28, 2003)

3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form 10 (SEC File No. 000-25349))

4.1	Amended and Restated Articles of Incorporation of the Company (See Exhibit 3.1)

4.2	Amended and Restated Bylaws of the Company (See Exhibit 3.2)

31.1*	Rule 13a-14(a) Certification of the Company’s principal executive officer

31.2*	Rule 13a-14(a) Certification of the Company’s principal financial officer

32.1*	Rule 13a-14(b) Certification of the Company’s principal executive officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Rule 13a-14(b) Certification of the Company’s principal financial officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOOKER FURNITURE CORPORATION

Date: July 11, 2005	By:	/s/ R. Gary Armbrister
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