Form 10-Q
period 2005-08-31
HOOKER FURNITURE CORP
filed 2005-10-11
CIK 1077688

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended August 31, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of October 7, 2005.

Common stock, no par value	14,425,300
(Class of common stock)	(Number of shares)

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

HOOKER FURNITURE CORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATED BALANCE SHEETS

(In thousands, including share data)

	August 31, 2005	November 30, 2004
Assets
Current assets
Cash and cash equivalents	$6,951	$9,230
Trade accounts receivable, less allowance for doubtful accounts of $1,313 and $1,341 on each date	38,543	40,960
Inventories	74,688	69,735
Prepaid expenses and other current assets	4,759	3,540
Assets held for sale	1,751	5,376

Total current assets	126,692	128,841
Property, plant and equipment, net	37,680	44,142
Goodwill	2,396	2,396
Intangible assets	4,633	4,765
Cash surrender value of life insurance policies	10,007	8,474
Other assets	961	300

Total assets	$182,369	$188,918

Liabilities and Shareholders’ Equity
Current liabilities
Trade accounts payable	$9,699	$14,930
Accrued salaries, wages and benefits	7,002	7,090
Other accrued expenses	2,628	3,011
Current maturities of long-term debt	2,241	6,671

Total current liabilities	21,570	31,702
Long-term debt, excluding current maturities	11,598	16,495
Deferred compensation	3,180	2,775
Other long-term liabilities	1,557	1,361

Total liabilities	37,905	52,333

Shareholders’ equity
Common stock, no par value, 20,000 shares authorized, 14,425 and 14,475 shares issued and outstanding on each date	9,033	7,385
Unearned ESOP shares, 2,587 and 2,708 shares on each date	(16,168)	(16,927)
Retained earnings	151,992	146,886
Accumulated other comprehensive loss	(393)	(759)

Total shareholders’ equity	144,464	136,585

Total liabilities and shareholders’ equity	$182,369	$188,918

The accompanying notes are an integral part of the consolidated financial statements.

HOOKER FURNITURE CORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	Three Months Ended August 31,		Nine Months Ended August 31,
	2005	2004	2005	2004
Net sales	$82,398	$84,309	$251,622	$254,021
Cost of sales	61,165	61,169	185,219	184,983

Gross profit	21,233	23,140	66,403	69,038
Selling and administrative expenses	15,364	15,804	46,784	45,537
Restructuring and related asset impairment charges	4,673	1,973	5,039	1,973

Operating income	1,196	5,363	14,580	21,528
Other income, net	137	243	425	495

Income before interest and income taxes	1,333	5,606	15,005	22,023
Interest expense	236	440	1,009	1,450

Income before income taxes	1,097	5,166	13,996	20,573
Income taxes	433	1,963	5,523	7,816

Net income	$664	$3,203	$8,473	$12,757

Basic and diluted earnings per share	$0.06	$0.27	$0.72	$1.09

Weighted average shares outstanding	11,799	11,696	11,781	11,651

The accompanying notes are an integral part of the consolidated financial statements.

HOOKER FURNITURE CORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended
	August 31, 2005	August 31, 2004
Cash flows from operating activities
Cash received from customers.	$254,330	$254,527
Cash paid to suppliers and employees	(237,986)	(243,086)
Income taxes paid, net	(7,371)	(9,469)
Interest paid, net	(695)	(921)

Net cash provided by operating activities	8,278	1,051

Cash flows from investing activities
Purchase of property, plant and equipment	(3,246)	(2,614)
Proceeds received on notes issued for the sale of property	18	900
Proceeds from the sale of property	5,392	13

Net cash provided by (used in) investing activities	2,164	(1,701)

Cash flows from financing activities
Payments on long-term debt	(9,327)	(5,139)
Cash dividends paid	(2,464)	(2,089)
Repurchase of common stock	(930)

Net cash used in financing activities	(12,721)	(7,228)

Net decrease in cash and cash equivalents	(2,279)	(7,878)
Cash and cash equivalents at beginning of period	9,230	14,859

Cash and cash equivalents at end of period	$6,951	$6,981

Reconciliation of net income to net cash provided by operating activities:
Net income	$8,473	$12,757
Depreciation and amortization	5,108	5,742
Non-cash ESOP cost	2,435	2,668
Restructuring and related asset impairment charges	5,039	1,973
Gain on disposal of property	(15)	(7)
Provision for doubtful accounts	547	642
Deferred tax provision	(1,857)	2,186
Changes in assets and liabilities:
Trade accounts receivable	1,870	(439)
Inventories	(5,116)	(29,511)
Prepaid expenses and other assets	(2,488)	(3,363)
Trade accounts payable	(5,231)	8,580
Accrued salaries, wages and benefits	(1,633)	995
Other accrued expenses	470	980
Other long-term liabilities	676	(2,152)

Net cash provided by operating activities	$8,278	$1,051

The accompanying notes are an integral part of the consolidated financial statements.

HOOKER FURNITURE CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in tables in thousands unless otherwise indicated)

For the Quarterly Period Ended August 31, 2005

1. Preparation of Interim Financial Statements

The consolidated financial statements of Hooker Furniture Corporation and subsidiaries (referred to as “Hooker” or the “Company”) have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, these statements include all adjustments necessary for a fair presentation of the results of all interim periods reported herein. All such adjustments are of a normal recurring nature. Certain information and footnote disclosures prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) are condensed or omitted pursuant to SEC rules and regulations. However, management believes that the disclosures made are adequate for a fair presentation of results of operations and financial position. Operating results for the interim periods reported herein may not be indicative of the results expected for the year. These financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2004.

2. Inventories

	August 31, 2005	November 30, 2004
Finished furniture	$72,543	$66,922
Furniture in process	2,417	2,258
Materials and supplies	10,674	11,879

Inventories at FIFO	85,634	81,059
Reduction to LIFO basis	10,946	11,324

Inventories	$74,688	$69,735

3. Property, Plant and Equipment

	August 31, 2005	November 30, 2004
Buildings and land improvements	$42,469	$44,948
Machinery and equipment	30,937	42,313
Furniture and fixtures	25,087	24,569
Other	3,322	3,647

Total depreciable property at cost	101,815	115,477
Less accumulated depreciation	66,869	73,916

Total depreciable property, net	34,946	41,561
Land	1,665	1,771
Construction in progress	1,069	810

Property, plant and equipment, net	$37,680	$44,142

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

4. Goodwill and Intangible Assets

	August 31, 2005	November 30, 2004
Goodwill	$2,396	$2,396

Non-amortizable Intangible Assets
Trademarks and trade names	$4,400	$4,400

Amortizable Intangible Assets
Non-compete agreements	700	700
Less accumulated amortization	467	335

Net carrying value	233	365

Intangible assets	$4,633	$4,765

5. Long-Term Debt

	August 31, 2005	November 30, 2004
Term Loan A	$13,839	$15,416
Term Loan B		2,150
Revolving credit facility		1,000
Industrial revenue bonds		4,600

Total long-term debt outstanding	13,839	23,166
Less current maturities	2,241	6,671

Long-term debt, less current maturities	$11,598	$16,495

In May 2005, the Company completed the early redemption of the industrial revenue bonds for $4.6 million in cash.

6. Restructuring Charges and Assets Held for Sale

	Severance and Related Benefits	Asset Impairment		Other	Total
Balance at November 30, 2004	$368			$225	$593
Restructuring charges accrued and accrual adjustments	1,639		$3,152	248	5,039
Non-cash charges			(3,152)		(3,152)
Cash payments	(194)			(253)	(447)

Balance at August 31, 2005	$1,813	$		$220	$2,033

During the 2005 third quarter, the Company recorded aggregate restructuring and asset impairment charges of $4.7 million ($2.9 million after tax, or $0.25 per share) principally related to:

•	the previously announced closing of its Pleasant Garden, N.C. manufacturing facility ($4.1 million);

•	consolidation of plywood production at its Martinsville, Va. manufacturing facility ($404,000); and

•	additional costs ($220,000 principally for environmental monitoring) related to its Kernersville, N.C. facility (which closed in 2002) and its Maiden, N.C. facility (which closed in 2003).

These restructuring charges consisted of $3.0 million in asset impairment charges, $1.5 million in severance and related benefits expected to be paid to approximately 300 terminated hourly and salaried employees affected by the closing of the Pleasant Garden facility planned for October 2005, and other costs ($220,000 principally for environmental monitoring). Substantially all of the severance benefits are expected to be paid in the 2005 fourth quarter.

In connection with the closing of the Pleasant Garden facility, the Company transferred plywood production from a facility located in Martinsville, Va. to its main Martinsville manufacturing facility. The Company completed this transfer in September 2005 and expects to convert this separate facility to a finished goods warehouse by the end of the 2006 first quarter.

The Company intends to sell the real property and substantially all of the machinery and equipment associated with the Pleasant Garden facility as well as certain plywood production equipment located at the Martinsville, Va. plywood facility. The Company has reclassified these assets to “assets held for sale” on the consolidated balance sheet as of August 31, 2005. The $1.8 million carrying value of these assets approximates fair value less anticipated selling expenses. The Company is actively marketing these assets and anticipates that they will be sold within the next twelve months. The Company also anticipates recording $400,000 to $600,000 of additional restructuring charges as incurred during the 2005 fourth quarter and 2006 first quarter for disassembly and other costs at the Pleasant Garden facility and during the conversion of the plywood facility to a warehouse.

During the 2005 first quarter, the Company recorded additional pre-tax restructuring and asset impairment charges of $366,000 ($227,000 after tax, or $0.02 per share) related to the closing and sale of its Maiden, N.C. manufacturing facility. The charges consisted principally of factory disassembly costs, additional health care benefits for terminated employees and an additional asset impairment charge based on the final sale and valuation of the Maiden, N.C. real property and equipment. Also during the 2005 first quarter, the Company completed the sale of the Maiden, N.C. real property and equipment for an aggregate consideration of $5.4 million in cash, net of selling expenses.

7. Other Comprehensive Income

	Three Months Ended August 31,		Nine Months Ended August 31,
	2005	2004	2005	2004
Net income	$664	$3,203	$8,473	$12,757

Gain (loss) on interest rate swaps	59	(147)	100	(217)
Portion of swap agreements’ fair value reclassified to interest expense	81	289	490	962

Other comprehensive gain before tax	140	142	590	745
Income tax expense	53	54	224	283

Other comprehensive income, net of tax	87	88	366	462

Comprehensive income	$751	$3,291	$8,839	$13,219

In connection with the redemption of the industrial revenue bonds, the Company decided not to terminate the related swap agreement. Consequently, that swap agreement is no longer effective as a cash flow hedge. Accordingly, the Company reclassified the fair market value of that swap agreement (a pre-tax loss of $103,000) to interest expense in May 2005.

The portion of the swap agreements’ fair value reclassified to interest expense includes a gain of $35,000 for the 2005 third quarter, a gain of $6,000 for the 2004 three-month period, a loss of $65,000 for the 2005 nine-month period and a gain of $22,000 for the 2004 nine-month period related to the ineffective portion of the interest rate swap agreement related to the industrial revenue bonds.

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

The Company committed to release approximately:

•	39,810 shares during the third quarter of fiscal 2005, having an aggregate market value of approximately $717,000, or $18.01 per share;

•	27,110 shares during the 2004 third quarter having an aggregate market value of approximately $638,000, or $23.56 per share;

•	121,460 shares during the 2005 year-to-date period having an aggregate fair market value of approximately $2.4 million, or $20.05 per share; and

•	116,820 shares during the 2004 nine-month period having an aggregate market value of approximately $2.7 million, or $22.84 per share.

The cost of the plan is allocated to cost of goods sold and selling and administrative expenses based on employee compensation. Substantially all employees participate in the ESOP.

9. Common Stock

In April 2005, the Company repurchased 50,000 shares of common stock for $930,000 in cash, or $18.60 per share, under a Board-authorized stock repurchase program.

Item 2. Management’s Discussion and Analysis

Overview

The Company’s results of operations during the 2005 third quarter were principally impacted by the following factors:

•	A 4.0% decline in net sales for Hooker’s wood and metal furniture compared to the 2004 third quarter. Net sales for domestically produced wood furniture declined 30.9% compared to the 2004 third quarter, resulting from lower incoming order rates and higher price discounting. The domestic wood furniture sales decline was partially offset by a 10.5% increase in net sales for imported wood and metal furniture compared to the 2004 third quarter, resulting from higher unit volume and higher average selling prices.

•	A 6.3% increase in net sales for upholstered furniture compared to the 2004 third quarter, driven by higher unit sales of imported upholstered furniture.

•	A decrease in gross profit margin to 25.8% compared to 27.5% in the 2004 third quarter as declines in gross profit margin for domestically produced wood furniture and for upholstery offset a slight increase in gross profit margin for imported wood and metal furniture.

•	A 2.8% decrease in selling and administrative expenses principally due to lower compliance costs related to corporate governance and financial reporting mandates under the Sarbanes-Oxley Act. As a percent of net sales, selling and administrative expenses declined slightly to 18.6% in the 2005 third quarter versus 18.7% in the 2004 period.

•	Restructuring and asset impairment charges of $4.7 million ($2.9 million after tax, or $0.25 per share) principally related to the previously announced closing of the Pleasant Garden, N.C. facility, scheduled for October 2005.

Results of Operations

The following table sets forth the percentage relationship to net sales of certain items included in the statements of income:

	Three Months Ended August 31,		Nine Months Ended August 31,
	2005	2004	2005	2004
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	74.2	72.5	73.6	72.8

Gross profit	25.8	27.5	26.4	27.2
Selling and administrative expenses	18.6	18.7	18.6	17.9
Restructuring and related asset impairment charges	5.7	2.4	2.0	0.8

Operating income	1.5	6.4	5.8	8.5
Other income, net	0.1	0.3	0.2	0.2

Income before interest and income taxes	1.6	6.7	6.0	8.7
Interest expense	0.3	0.6	0.4	0.6

Income before income taxes	1.3	6.1	5.6	8.1
Income taxes	0.5	2.3	2.2	3.1

Net income	0.8%	3.8%	3.4%	5.0%

Net sales for the 2005 third quarter of $82.4 million declined $1.9 million, or 2.3%, compared to 2004 record third quarter net sales of $84.3 million. Sales gains in upholstered and imported furniture were more than offset by a decline in net sales of the Company’s domestically produced wood furniture.

During the third quarter, sales of Bradington-Young upholstered furniture increased $882,000, or 6.3%, to $14.8 million from $13.9 million during the prior year period due to higher unit volume, principally of imported upholstered furniture. Net sales of Hooker’s wood and metal furniture decreased $2.8 million, or 4.0%, to $67.6 million in the 2005 quarterly period from $70.4 million in the 2004 third quarter due to lower shipments of domestically produced wood furniture.

Sales of Hooker’s imported wood and metal furniture increased $4.8 million, or 10.5%, to $50.7 million in the 2005 third quarter from $45.9 million in the prior year third quarter as a result of higher average selling prices (resulting principally from the mix of products shipped) and higher unit volume. Sales of domestically produced wood furniture declined $7.5 million, or 30.9%, to $16.9 million in the 2005 third quarter from $24.5 million in the prior year period due to lower unit volume and lower average selling prices.

For the 2005 nine-month period, the Company reported net sales of $251.6 million, a decrease of $2.4 million or 0.9%, compared to $254.0 million in the 2004 nine-month period. Shipments of Bradington-Young upholstered furniture increased $7.0 million or 16.8%, to $48.5 million during the first nine months of 2005 compared to $41.5 million during the prior year period due to higher unit volume. Net sales of Hooker’s wood and metal furniture decreased $9.4 million, or 4.4% to $203.1 million in the 2005 nine-month period from $212.5 million in the 2004 year-to-date period due to lower shipments of domestically produced wood furniture.

Imported wood and metal furniture shipments increased $10.6 million, or 8.0%, to $143.6 million in the 2005 nine-month period compared to $133.0 million in the 2004 nine-month period. The increase in net sales of imported wood and metal furniture for the 2005 nine-month period compared to the same 2004 period is due to higher unit volume and higher average selling prices. Shipments of the Company’s domestically produced wood furniture declined $20.0 million, or 25.2%, to $59.5 million during the 2005 nine-month period from $79.5 million in the same 2004 period due to lower unit volume and lower average selling prices.

For the 2005 third quarter and nine months compared with the same 2004 periods, average selling prices increased for imported wood and metal products due to the mix of products shipped. Average selling prices for domestic products declined during the 2005 third quarter and nine months principally due to aggressive pricing, discounting and the mix of products shipped. Average selling prices also declined for upholstered products for the 2005 third quarter and nine months due to the mix of products shipped. Overall, average selling prices decreased during both the 2005 third quarter and nine-month period compared to the same 2004 periods.

Gross profit margin decreased to 25.8% of net sales in the 2005 third quarter compared to 27.5% in the 2004 third quarterly period. For the 2005 fiscal year-to-date period, gross profit margin decreased to 26.4% of net sales compared to 27.2% in the comparable 2004 period. These declines were a result of declines in gross profit margin for both upholstered furniture and wood and metal furniture. Lower gross profit margin on Hooker’s wood and metal furniture was principally due to inefficiencies from lower production levels on domestically produced wood furniture, coupled with aggressive pricing and discounting.

Bradington-Young’s gross profit margin decline for the 2005 three-month and nine-month periods versus the same periods a year ago was due primarily to higher material costs, resulting from the mix of products shipped.

In the third quarter of 2005, selling and administrative expenses decreased $440,000, or 2.8%, to $15.4 million in the third quarter of 2005 from $15.8 million in the 2004 period. The decline in the 2005 third quarter is principally due to lower compliance costs related to corporate governance and financial reporting mandates under the Sarbanes-Oxley Act and lower selling costs. These cost savings were partially offset by higher warehousing and distribution costs associated with increased inventory of new multi-category collections and existing entertainment and office furniture designs. As a percentage of net sales, selling and administrative expenses in the 2005 third quarter decreased slightly to 18.6% versus 18.7% in the same 2004 period.

In the first nine months of fiscal 2005, selling and administrative expenses increased $1.3 million, or 2.7% to $46.8 million compared with $45.5 million in the same 2004 period. As a percentage of net sales, these expenses increased to 18.6% from 17.9% in the same prior year period. The year-to-date 2005 increase is principally due to the following factors:

•	Expenses resulting from investments in supply chain management, warehousing facilities and distribution programs, which are intended to enhance Company opportunities to meet and exceed changing consumer expectations and customer requirements. These expenses include higher information technology and distribution center costs principally to support operations such as the distribution center and warehouse located in China (owned and operated by vendors) and the new initiatives in supply chain management.

•	Increased trade advertising costs principally related to the Company’s introduction of multi-category “whole home” collections.

•	A one-time charge to depreciation expense in the first quarter of 2005 of $520,000 ($322,000 after tax, or $0.03 per share) to correct an error in the application of GAAP related to amortizing leasehold improvements (the Company reduced the estimated useful lives of certain leasehold improvements at its High Point, N.C. showroom to correspond with the remaining term of the related lease). The impact of this charge was immaterial to results in each of the prior periods in which the error arose, and is expected to be immaterial to 2005 results.

The non-cash cost of the Company’s ESOP for the 2005 third quarter increased $79,000 to $717,000 compared to $638,000 in the third quarter of 2004 principally as a result of releasing a greater number of shares. For the 2005 nine-month period, non-cash ESOP cost decreased $233,000 to $2.4 million compared to $2.7 million in the same 2004 period, principally due to a decline in the average market price of the Company’s common stock. The Company records non-cash ESOP cost for the number of shares that it commits to release to eligible employees at the average closing market price of the Company’s common stock during each respective period.

The Company committed to release approximately:

•	39,810 shares during the third quarter of fiscal 2005, having an aggregate market value of approximately $717,000, or $18.01 per share;

•	27,110 shares during the 2004 third quarter having an aggregate market value of approximately $638,000, or $23.56 per share;

•	121,460 shares during the 2005 year-to-date period having an aggregate fair market value of approximately $2.4 million, or $20.05 per share; and

•	116,820 shares during the 2004 nine-month period having an aggregate market value of approximately $2.7 million, or $22.84 per share.

The cost of the plan is allocated to cost of goods sold and selling and administrative expenses based on employee compensation.

During the 2005 third quarter, the Company recorded aggregate restructuring and asset impairment charges of $4.7 million ($2.9 million after tax, or $0.25 per share) principally related to:

•	the previously announced closing of its Pleasant Garden, N.C. manufacturing facility ($4.1 million);

•	consolidation of plywood production at its Martinsville, Va. manufacturing facility ($404,000); and

•	additional costs ($220,000 principally for environmental monitoring) related to its Kernersville, N.C. facility (which closed in 2002) and its Maiden, N.C. facility (which closed in 2003).

These restructuring charges consisted of $3.0 million in asset impairment charges, $1.5 million in severance and related benefits expected to be paid to approximately 300 terminated hourly and salaried employees affected by the closing of the Pleasant Garden facility planned for October 2005, and other costs ($220,000 principally for environmental monitoring). Substantially all of the severance benefits are expected to be paid in the 2005 fourth quarter.

In connection with the closing of the Pleasant Garden facility, the Company transferred plywood production from a facility located in Martinsville, Va. to its main Martinsville manufacturing facility. The Company completed this transfer in September 2005 and expects to convert this separate facility to a finished goods warehouse by the end of the 2006 first quarter.

The Company intends to sell the real property and substantially all of the machinery and equipment associated with the Pleasant Garden facility as well as certain plywood production equipment located at the Martinsville, Va. plywood facility. The Company has reclassified these assets to “assets held for sale” on the consolidated balance sheet as of August 31, 2005. The $1.8 million carrying value of these assets approximates fair value less anticipated selling expenses. The Company is actively marketing these assets and anticipates that they will be sold within the next twelve months. The Company also anticipates recording $400,000 to $600,000 of additional restructuring charges as incurred during the 2005 fourth quarter and 2006 first quarter for disassembly and other costs at the Pleasant Garden facility and during the conversion of the plywood facility to a warehouse.

During the 2005 first quarter, the Company recorded additional pre-tax restructuring and asset impairment charges of $366,000 ($227,000 after tax, or $0.02 per share) related to the closing and sale of its Maiden, N.C. manufacturing facility. The charges consisted principally of factory disassembly costs, additional health care benefits for terminated employees and an additional asset impairment charge based on the final sale and valuation of the Maiden, N.C. real property and equipment. Also during the 2005 first quarter, the Company completed the sale of the Maiden, N.C. real property and equipment for an aggregate consideration of $5.4 million in cash, net of selling expenses.

Operating income as a percentage of net sales declined to 1.5% in the 2005 quarterly period, compared to 6.4% for the 2004 third quarter. For the year-to-date period, operating income margin declined to 5.8% from 8.5% in the comparable 2004 period.

Other income, net decreased $106,000, or 43.6%, to $137,000 in the 2005 three-month period from $243,000 in the same 2004 period and decreased $70,000, or 14.1%, to $425,000 in the 2005 nine-month period from $495,000 in the 2004 nine-month period. During the 2004 periods, the Company recorded a $112,000 non-recurring gain related to the disposal of a non-operating investment. The declines in other income, net for the 2005 periods compared to the 2004 periods were partially offset by increased interest income.

Interest expense decreased $204,000 or 46.4% to $236,000 during the third quarter of 2005 from $440,000 in the 2004 period. For the 2005 nine-month period, interest expense decreased $441,000, or 30.4%, to $1.0 million from $1.5 million in the same 2004 period. The decreases in the 2005 periods are principally due to lower debt levels resulting from principal repayments, partially offset by higher weighted average interest rates on outstanding borrowings. In connection with the redemption of the industrial revenue bonds, the Company decided not to terminate the related swap agreement. Consequently, the swap agreement is no longer effective as a cash flow hedge. Accordingly, the Company reclassified the fair market value of that swap agreement (a pre-tax loss of $103,000) to interest expense in May 2005.

The Company’s effective tax rate increased to 39.5% for both 2005 periods compared to 38.0% in the 2004 periods. The increase is principally attributed to higher state income taxes and the estimated impact of non-cash ESOP cost for 2005, which is expected to constitute a higher proportion of income before income taxes than in 2004.

Third quarter 2005 net income declined to $664,000, or $0.06 per share, compared to $3.2 million, or $0.27 per share, in the comparable 2004 period. As a percent of net sales, net income declined to 0.8% in the 2005 quarterly period, compared to 3.8% for the 2004 third quarter. During the 2005 nine months, net income fell by $4.3 million, or $0.37 per share, to $8.5 million, or $0.72 per share, from $12.8 million, or $1.09 per share, in the same prior year period. As a percent of net sales, net income declined to 3.4% in the 2005 nine months, compared to 5.0% for the 2004 nine months.

Outlook

Industry-wide, inconsistent retail business conditions persisted throughout the third quarter, with some regions of the country experiencing better demand than others. The recent hurricanes affecting the Gulf Coast and southeastern regions of the U.S. have also impacted the business climate and energy costs. The Company has experienced continuing strength in demand for its imported products, a slowdown in upholstery orders in a stagnating retail environment, and continuing challenges for domestic wood furniture orders.

By closing the Pleasant Garden plant, management believes that the Company’s domestic wood furniture manufacturing capacity will be better aligned with current demand. Hooker expects to reduce production costs by $2.0 to $2.5 million annually, once the transfer of Pleasant Garden production to the Company’s two remaining wood furniture plants is complete.

In order to drive additional new business for wood, metal and upholstered furniture, the Company is pursuing the following:

•	Addition of new product designs and categories, such as game tables, as well as multi-category “whole home” collections that leverage the Company’s product development expertise by combining its domestic manufacturing strength and skill with the additional value and variety offered by imported products;

•	Continued introduction of innovations in the home entertainment and home office categories;

•	Upgrade of wood finishes and incorporation of additional metals, glass, fixtures and finishes, that provide a more sophisticated look and feel to enhance value and appeal to consumers;

•	Expansion of trade advertising and the addition of special promotional events;

•	Introduction of “store within a store” display galleries with the Company’s existing dealers through “Smart Living Showplaces” dedicated exclusively to multi-category and whole-home collections under the Hooker and Bradington-Young brands; and

•	Utilization of new channels of distribution, such as electronics retailers.

Earlier this year, Hooker Furniture announced the creation of a new supply chain management department, and is continuing to make key investments to refine its business in the area of logistics, personnel and systems. The Company expects that these initiatives will increase inventory turnover and logistics efficiency, and will position it to provide significant enhancements in inventory availability and customer service at lower cost.

The initiatives in supply chain management, warehousing and distribution systems also will help Hooker Furniture execute its long term growth strategy by expanding from its historical niche strengths in home entertainment, home office and occasional furniture to growing offerings in multi-category and whole-home collections. These collections are requiring the Company to better coordinate availability of inventory.

The Company’s outlook entering the fourth quarter is mixed due to the uncertainties of inconsistent business at retail. The Company expects net sales for the 2005 fourth quarter to decline 3-7% versus the record quarterly net sales reported for the 2004 quarterly period.

Financial Condition, Liquidity and Capital Resources

Balance Sheet and Working Capital

As of August 31, 2005, assets totaled $182.4 million, decreasing from $188.9 million at November 30, 2004, principally due to the January 2005 sale of the Maiden, N.C. manufacturing facility, asset impairment related to the closing of the Pleasant Garden, N.C. facility planned for October 2005, lower accounts receivable and lower cash and cash equivalents, partially offset by increased inventories and increased cash surrender value of life insurance policies. Shareholders’ equity at August 31, 2005 was $144.5 million, compared to $136.6 million at November 30, 2004. The Company’s long-term debt, including current maturities, was $13.8 million at August 31, 2005, decreasing from $23.2 million at November 30, 2004 as a result of the early redemption of industrial revenue bonds ($4.6 million) and scheduled debt repayments.

Working capital increased $8.0 million, or 8.2%, to $105.1 million as of August 31, 2005, from $97.1 million at the end of fiscal 2004, reflecting a $10.1 million decrease in current liabilities partially offset by a $2.1 million decrease in current assets. The decline in current liabilities is due to decreases of $4.5 million in current maturities of long-term debt and $5.7 million in trade accounts payable and accrued expenses. The decline in current assets is principally attributed to decreases of $3.6 million in assets held for sale, $2.5 million in trade accounts receivable and $2.3 million in cash and cash equivalents, partially offset by a $5.0 million increase in inventories. Inventories increased 7.1%, to $74.7 million as of August 31, 2005 from $69.7 million at November 30, 2004, principally to support expanded product offerings in multi-category collections. Trade accounts payable and accrued expenses declined 22.8%, to $19.3 million as of August 31, 2005 from $25.0 million at November 30, 2004, as a result of lower purchases of imported furniture and lower domestic production levels compared to the prior year.

Cash Flows – Operating, Investing and Financing Activities

During the nine months ended August 31, 2005, cash generated from operations ($8.3 million), proceeds from the sale of property and equipment ($5.4 million) and a decrease in cash and cash equivalents ($2.3 million), funded the repayment of long-term debt ($9.3 million), capital expenditures ($3.3 million), dividend payments ($2.5 million) and the repurchase of common stock ($930,000).

During the nine months ended August 31, 2004, a decrease in cash and cash equivalents ($7.9 million), cash generated from operations ($1.1 million) and proceeds from the sale of property and equipment ($900,000), funded the repayment of long-term debt ($5.2 million), dividend payments ($2.1 million) and capital expenditures ($2.6 million).

Cash generated from operations of $8.3 million during the 2005 nine-month period increased $7.2 million from $1.1 million in the 2004 period. The increase was principally due to lower payments made to suppliers and employees and lower income tax payments. Payments to suppliers and employees were $5.1 million lower, principally as a result of lower purchases of imported furniture and lower domestic production levels compared to the prior year. Tax payments declined $2.1 million in the 2005 period due to lower levels of taxable income than in the 2004 period.

The Company generated cash of $2.2 million from investing activities during the 2005 nine months as a result of the sale of the Maiden, N.C. property for an aggregate consideration of $5.4 million. Purchases of plant, equipment and other assets to maintain and enhance the Company’s facilities and business operating systems increased $632,000 to $3.2 million in the 2005 period compared with $2.6 million in the same 2004 period.

The Company used cash of $12.7 million for financing activities during the 2005 nine months compared to using cash of $7.2 million for financing activities in the 2004 period. During 2005, the Company repaid long-term debt in the amount of $9.3 million (including the early redemption of the industrial revenue bonds for $4.6 million in cash), paid cash dividends of $2.5 million and repurchased 50,000 shares of common stock for $930,000, or $18.60 per share. During 2004, the Company repaid long-term debt in the amount of $5.1 million and paid dividends of $2.1 million.

Swap Agreements

The aggregate fair market value of the Company’s swap agreements decreases when interest rates decline and increases when interest rates rise. While interest rates have increased since the 2003 second quarter through the 2005 third quarter, overall, interest rates have declined since the inception of the Company’s swap agreements. The aggregate decrease in the fair market value of the effective portion of these agreements of $393,000 ($634,000 pre-tax) as of August 31, 2005, and $759,000 ($1.2 million pre-tax) as of November 30, 2004, is reflected under the caption “accumulated other comprehensive loss” in the consolidated balance sheets. Approximately $281,000 of the aggregate pre-tax decrease in fair market value of the agreements is expected to be reclassified into interest expense during the next twelve months.

In connection with the redemption of the industrial revenue bonds, the Company decided not to terminate the related swap agreement. Consequently, that swap agreement is no longer effective as a cash flow hedge. Accordingly, the Company reclassified the fair market value of that swap agreement (a pre-tax loss of $103,000) to interest expense in May 2005. The portion of the swap agreements’ fair value reclassified to interest expense includes a gain of $35,000 for the 2005 third quarter, a gain of $6,000 for the 2004 three-month period, a loss of $65,000 for the 2005 nine-month period and a gain of $22,000 for the 2004 nine-month period related to the ineffective portion of the interest rate swap agreement related to the industrial revenue bonds.

Debt Covenant Compliance

The credit facility for the Company’s revolving credit line and Term Loan A contains, among other requirements, financial covenants as to minimum tangible net worth, debt service coverage, the ratio of funded debt to earnings before interest, taxes, depreciation, and amortization and maximum capital expenditures. The Company was in compliance with these covenants as of August 31, 2005.

Liquidity and Capital Expenditures

As of August 31, 2005, the Company had $13.6 million available under its revolving credit line to fund working capital needs and $19.4 million available under additional committed lines of credit to support the issuance of letters of credit. The Company believes it has the financial resources (including available cash, expected cash flow from operations, and lines of credit) needed to meet business requirements for the foreseeable future, including capital expenditures, working capital, purchases under the stock repurchase program, and dividends on the Company’s common stock. Cash flow from operations is highly dependent on order rates and the Company’s operating performance. The Company expects to spend an aggregate of $1.2 to $1.8 million in capital expenditures during the remainder of fiscal 2005 to maintain and enhance its facilities and operating systems, principally supporting growth in imported products and logistics.

In May 2005, the Company completed the early redemption of the industrial revenue bonds for $4.6 million in cash. Prior to this redemption, scheduled principal payments on these bonds were $2.4 million on November 1, 2005, and $2.2 million on November 1, 2006.

Dividends and Purchases of Common Stock

At its September 28th, 2005 meeting, the Board of Directors of the Company declared a cash dividend of $0.07 per share, payable on November 30, 2005 to shareholders of record November 15, 2005. In April 2005, the Company repurchased 50,000 shares of its common stock under a Board-authorized stock repurchase program for an aggregate consideration of $930,000, or $18.60 per share.

Forward-Looking Statements

Certain statements made in this report are not based on historical facts, but are forward-looking statements. These statements can be identified by the use of forward-looking terminology such as “believes,” “expects,” “projects,” “may,” “will,” “should,” “would,” or “anticipates,” or the negative thereof, or other variations thereon, or comparable terminology, or by discussions of strategy. These statements reflect the Company’s reasonable judgment with respect to future events and are subject to risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Those risks and uncertainties include but are not limited to:

•	Domestic and international competition in the furniture industry, including price competition from lower-priced imports;

•	General economic or business conditions, both domestically and internationally;

•	The cyclical nature of the furniture industry;

•	Achieving and managing growth and change, and the risks associated with acquisitions, restructurings, strategic alliances and international operations;

•	Risks associated with manufacturing operations, such as fluctuations in the price of key raw materials, including lumber and leather, and environmental matters;

•	Supply, transportation and distribution disruptions or delays affecting imported and domestically manufactured products;

•	Adverse political acts or developments in, or affecting, the international markets from which the Company imports products, including duties or tariffs imposed on products imported by the Company;

•	Changes in domestic and international monetary policies and fluctuations in foreign currency exchange rates affecting the price of the Company’s imported products;

•	Risks associated with distribution through retailers, such as non-binding dealership arrangements; and

•	Capital requirements and costs.

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

The Company’s obligations under its lines of credit and term loans all bear interest at variable rates. The Company’s outstanding debt (including current maturities) as of August 31, 2005, amounted to $13.8 million under Term Loan A. As of August 31, 2005, no balance was outstanding under the Company’s revolving credit line. The Company has entered into an interest rate swap agreement that, in effect, fixes the rate of interest on Term Loan A at 4.1% through 2010 (7.4% when the effect of a previously terminated swap agreement is taken into account).

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

For imported products, the Company generally negotiates firm pricing with its foreign suppliers, for periods typically of up to one year. The Company accepts the exposure to exchange rate movements beyond these negotiated periods without using derivative financial instruments to manage this risk. The majority of the Company’s imports are purchased from China, whose currency now floats within a limited range in relation to the U.S. Dollar, resulting in additional exposure to foreign currency exchange rate fluctuations.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on their most recent review, which was made as of the end of the Company’s fiscal quarter ended August 31, 2005, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure and are effective to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Controls

There have been no changes in the Company’s internal control over financial reporting during the Company’s quarter ended August 31, 2005, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer or Affiliated Purchasers

In June 2001, the Company announced that its board of directors had authorized the repurchase of up to $3.0 million of the Company’s common stock and announced an increase in that authorization of $2.2 million in October 2001, for an aggregate authorization of $5.2 million. There is no expiration date for this authorization. Repurchases may be made from time to time in the open market, or in privately negotiated transactions, at prevailing market prices that the Company deems appropriate. No shares of common stock were repurchased by or on behalf of the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended) during the third quarter of 2005. Through August 31, 2005, the Company had repurchased approximately 634,000 shares at a total cost of $3.4 million or an average of $5.42 per share. Based on the market value of the common stock as of August 31, 2005, the remaining $1.7 million of the authorization would allow the Company to repurchase approximately 95,000 shares, or 0.7%, of the 14.4 million shares outstanding, or 0.9% of the Company’s outstanding shares excluding the 3.9 million shares held by the ESOP.

Item 5. Other Information

EBIT and EBITDA

Set forth below is the Company’s earnings before interest and income taxes, or EBIT, and earnings before interest, income taxes, depreciation and amortization, or EBITDA, for the three and nine-month periods ended August 31, 2005 and August 31, 2004. This information has been derived from the Company’s unaudited consolidated financial statements. For each period presented, EBIT and EBITDA have been reconciled to the Company’s net cash provided by operating activities. The Company provides these non-GAAP measures because it believes they are widely accepted financial indicators of the Company’s liquidity. This information should be read in conjunction with the consolidated financial statements, including the related Notes, and Management’s Discussion and Analysis included elsewhere in this quarterly report on Form 10-Q and in the Company’s annual report on Form 10-K for the year ended November 30, 2004.

	Three Months Ended August 31,		Nine Months Ended August 31,
	2005	2004	2005	2004
Net cash provided by (used in) operating activities	$(1,440)	$(5,176)	$8,278	$1,051
Depreciation and amortization	(1,438)	(1,904)	(5,108)	(5,742)
Non-cash ESOP cost	(717)	(638)	(2,435)	(2,668)
Restructuring and related asset impairment charge	(4,673)	(1,973)	(5,039)	(1,973)
Gain (loss) on disposal of property		(4)	15	7
Provision for doubtful accounts	(272)	(264)	(547)	(642)
Deferred tax provision	1,805	(2,186)	1,857	(2,186)
Net increase in assets and liabilities	7,399	15,348	11,452	24,910

Net income	664	3,203	8,473	12,757
Income taxes	433	1,963	5,523	7,816
Interest expense	236	440	1,009	1,450

Earnings before interest and income taxes (EBIT)	1,333	5,606	15,005	22,023
Depreciation and amortization	1,438	1,904	5,108	5,742

Earnings before interest, income taxes, depreciation, and amortization (EBITDA)	$2,771	$7,510	$20,113	$27,765

Item 6. Exhibits

3.1		Amended and Restated Articles of Incorporation of the Company, as amended March 28, 2003 (incorporated by reference to Exhibit 3.1 of the Company’s Form 10-Q (SEC File No. 000-25349) for the quarter ended February 28, 2003)

3.2		Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form 10 (SEC File No. 000-25349))

4.1		Amended and Restated Articles of Incorporation of the Company (See Exhibit 3.1)

4.2		Amended and Restated Bylaws of the Company (See Exhibit 3.2)

31.1	*	Rule 13a-14(a) Certification of the Company’s principal executive officer

31.2	*	Rule 13a-14(a) Certification of the Company’s principal financial officer

32.1	*	Rule 13a-14(b) Certification of the Company’s principal executive officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	*	Rule 13a-14(b) Certification of the Company’s principal financial officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOOKER FURNITURE CORPORATION

Date: October 10, 2005	By:	/s/ R. Gary Armbrister
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