Form 10-K
period 2005-11-30
HOOKER FURNITURE CORP
filed 2006-02-28
CIK 1077688

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

Annual Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the fiscal year ended November 30, 2005

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

Common stock, no par value

(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Act).     Large accelerated Filer  ☐    Accelerated Filer  ☒    Non-accelerated Filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $141.9 million.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of February 10, 2006:

Common stock, no par value	14,430,151
(Class of common stock)	(Number of shares)

Documents incorporated by reference: Portions of the registrant’s definitive Proxy Statement for its Annual Meeting of Shareholders scheduled to be held March 31, 2006 are incorporated by reference into Part III.

Hooker Furniture Corporation

Hooker Furniture Corporation

Part I

ITEM 1. BUSINESS

General

Incorporated in Virginia in 1924, Hooker Furniture Corporation (the “Company”) is the nation’s sixth largest publicly traded furniture provider, based on 2004 shipments to U.S. retailers, according to Furniture/Today, a leading trade publication. The 81-year old Company is a leading importer and manufacturer of residential wood, metal and upholstered leather furniture. Major furniture categories include wall and entertainment units, and office, dining, bedroom, accent, occasional, and upholstered leather furniture for the home. Extensive new collections, designs and finish options in each of these product categories make the Company a comprehensive resource for retailers primarily targeting the upper-medium price range. The Company’s principal customers are retailers of residential home furnishings who are broadly dispersed throughout North America. Customers include independent furniture stores, specialty retailers, department stores, catalog merchants and national and regional chains.

The Company markets its wood and metal furniture under the Hooker Furniture brand name, and markets it upholstered furniture under the Bradington-Young brand name. Furniture is designed and marketed as stand-alone products or products within small multi-piece groups or broader collections offering a unifying style, design theme and finish. Examples of Hooker Furniture collections include Preston Ridge, Intimate Home, Casa del Sol and Modern Classics. Products are also marketed by product category, such as The Great Entertainers, SmartWorks Home Office, SmartKids-Youth and PGA TOUR® Home. Hooker’s wood and metal furniture is typically designed for and marketed to the upper-medium price range. Under its Bradington-Young upholstery brand, the Company offers a broad variety of residential leather and fabric upholstered furniture, and specializes in leather reclining and motion chairs, sofas, club chairs and executive desk chairs. Domestically produced upholstered furniture is targeted at the upper and upper-medium price ranges, while imported upholstered furniture, marketed as the Bradington-Young Seven Seas Seating line, is targeted at the medium and upper-medium price ranges. The Company provides a comprehensive resource for retailers by offering furniture collections and products for virtually every room of the home.

Hooker’s Employee Stock Ownership Plan (“ESOP”), in which substantially all employees participate, holds more Hooker Furniture shares than any other shareholder of the Company (25.9% of the Company’s outstanding common stock as of November 30, 2005). The Company has approximately 1,400 employees and owns or operates four manufacturing facilities, two supply plants, six distribution centers and warehouses, three showrooms and a corporate headquarters located in Virginia and North Carolina totaling approximately 2.8 million square feet. The Company also utilizes a distribution center and a warehouse located in China that are owned and operated by third parties. The Company’s stock is listed on the NASDAQ Capital Market under the symbol HOFT. Please visit the Company’s websites on the World Wide Web at www.hookerfurniture.com and www.bradington-young.com.

The Company’s mission is to “enrich the lives of the people we touch through innovative home furnishings of exceptional value,” using the following strategy:

•	To offer world-class style, quality and product value as a complete residential wood and upholstered furniture resource through excellence in product design, global sourcing, manufacturing, logistics, sales, marketing and customer service.

•	To be an industry leader in sales growth and profitability performance, providing an outstanding investment for our shareholders and contributing to the well-being of our employee owners, customers, suppliers and community neighbors.

•	To nurture the relationship-driven, team-oriented and integrity-minded corporate culture that has distinguished our company for over 80 years.

The Company sells one category of products, home furnishings, which accounts for all of the Company’s net sales of products. The percentages of net sales provided by each of its major product sub-categories for the last three years are as follows:

	2005	2004	2003
Wood and metal furniture products	82%	83%	86%
Upholstered furniture products	18	17	14

Total	100%	100%	100%

Product Design, Collections and Styles

The product life cycle for furniture is shortening as consumers demand innovative new features, functionality, style and finishes that will enhance their lifestyle while providing value and durability. The Company believes that its distinctive product design, development and market-launch process provides it with a competitive advantage. Hooker Furniture and its Bradington-Young subsidiary design and develop new product styles semi-annually to replace discontinued products and collections and, in some cases, to enter new categories. The Company’s product design process begins with the marketing team identifying customer needs and trends, and conceptualizing product ideas and features. A variety of sketches are produced, usually by independent designers, from which prototype furniture pieces are built. The Company invites its independent sales representatives and a representative group of dealers to view and critique the prototypes. Based on this input, the Company may modify the designs. Then, the Company’s engineering department, or one or more of the Company’s off-shore suppliers, prepares a sample for actual full-scale production. The Company generally introduces its new product styles at the fall and spring International Home Furnishings Market in High Point, North Carolina, and supports new product launches with promotions, public relations, product brochures, websites and point-of-purchase consumer materials.

Rapid changes in consumer electronics technology prompt continual product format updates in the home entertainment and home office furniture categories. These are two categories in which Hooker strives for innovation and is recognized as an industry leader. In 2005, the Company introduced several leading edge home entertainment products including pop-up-and-swivel plasma TV “hideaway” consoles and two-sided room dividers that convert into entertainment étagères for televisions up to 50 inches wide. Also in the home entertainment category, Hooker introduced the ‘Reversica’ plasma TV hideaway console and hutch, featuring a dual function hutch that rotates 180 degrees, with a functioning bookcase on one side and a back panel for mounting and viewing a plasma TV on the other.

In the home office category, the Company introduced a new tall multi-functional desk format with a companion tall desk chair and tall computer credenza. The desk, which is 37 1/2 inches tall compared with a standard 30-inch desk, has a lift-up, tilting surface to accommodate drafting and drawing, and also is wired to accommodate a computer keyboard and mouse.

Bradington-Young continues to add incremental sales by entering new product categories and expanding its assortment with global sourcing of leather seating in more moderate price points than the upper end niche occupied by its domestically produced seating. In October, Bradington-Young successfully entered the new category of leather swivel tub chairs. Also in 2005, Bradington-Young expanded its imported Seven Seas Seating line, originally launched in late 2004, with products such as reclining chairs targeted at the medium and upper-medium price ranges.

In 2005, the Company continued to pursue its strategy of adding incremental sales and improving the presentation of its products on retail floors by expanding its product line with whole-home collections. Whole-home collections are launched with multiple furniture pieces across product categories reflecting a common design, finish, theme and lifestyle. Product categories include Hooker’s historical areas of strength – wall and entertainment units, and office, occasional and accent furniture – as well as bedroom, dining and upholstered leather furniture. Whole-home collections were first introduced at the Fall 2004 International Home Furnishing Market, and began shipping in 2005. New collections were launched in both the 2005 Spring and Fall International Home Furnishings Markets, and these collections began to generate significant revenue by the end of the 2005 third quarter. Three of the new whole-home collections that began shipping in 2005 include Intimate Home, a warm, relaxing, romantic style; Preston Ridge, an updated traditional collection punctuated with curves and shaping and a contrasting wood and black painted finish; and Casa del Sol, inspired by sun-splashed villas from the Aegean and Mediterranean seacoasts. During the 2005 Fall International Home Furnishings Market, the Company launched Modern Classics, a collection that offers modern interpretations of 20th Century style influences such as Shaker, Mission and Art Deco.

From time to time, the Company will partner with third parties to design and market products under mutually beneficial licensing agreements. The Company introduced its first complete whole-home furniture collection, called “Intimate Home,” which began shipping in summer of 2005. This 75-piece collection includes bedroom, dining, office, entertainment, accent and occasional furniture under the Hooker name, as well as upholstered and leather seating under the Bradington-Young name. The collection, in updated romantic styling with European influences, was developed in collaboration with Nancy Lindemeyer, founding editor of Victoria magazine, former senior editor of Better Homes and Gardens magazine and editor of numerous home decorating books. Ms. Lindemeyer is regarded in the industry to be an authority on romantic style and home-related trends. The Company maintains a separate website, www.intimatehomecollection.com, to help market this collection.

Another product group developed under a mutually beneficial license agreement is the PGA TOUR® Home group. The Company has introduced new products for this group each year since its introduction in 2001, and has renewed its licensing agreement with the PGA TOUR® through 2007. These products are marketed, along with other PGA TOUR® Home-licensed furnishings, through the website, www.pgatourhome.com.

The Company’s product lines cover most major style categories, including European and American traditional, transitional, urban, country, casual, cottage and romantic designs. The Company offers furniture in a variety of materials, such as various types of wood, metal, leather and fabric, as well as veneer and rattan, often accented with marble, stone, slate, ceramic, glass, brass and/or hand-painted finishes. Products are designed to be attractive to consumers both as individual furniture pieces and as pieces within whole-home collections. The Company believes that its wide variety of product categories, styles and finishes enables it to anticipate and respond quickly to changing consumer preferences. The Company offers retailers a comprehensive furniture resource principally in the upper-medium price range, and additional products within both the upscale and medium price ranges. Based on sales and market acceptance, the Company believes that its products represent good value and that the style and quality of its furniture compare favorably with more premium-priced products.

Distribution

The general marketing practice followed in the furniture industry is to exhibit products at international and regional furniture markets attended by retail buyers. In the spring and fall of each year, the world’s largest furniture market is held in High Point, North Carolina. The Company utilizes 126,000 square feet of facility space in High Point to introduce new products and collections; increase sales of existing products; and design and test innovative features, products and marketing programs.

The Company sells its furniture through over 90 independent sales representatives to retailers of residential home furnishings who are broadly dispersed throughout North America, including:

•	independent furniture retailers such as Furnitureland South of Jamestown/High Point, North Carolina, Gabberts of Minneapolis and Dallas, Louis Shanks of Texas, Baer’s Furniture of South Florida, and Berkshire Hathaway-owned companies Star Furniture, Jordan’s Furniture, Nebraska Furniture Mart and R.C. Willey;

•	department stores such as Macys and Dillard’s;

•	regional chain stores such as Raymour & Flanigan, Robb & Stuckey and Haverty’s;

•	national chain stores such as Z Gallerie; and

•	catalog merchandisers such as Frontgate and the Horchow Collection, a unit of Neiman Marcus.

The Company believes this broad network of retailers and independent sales representatives reduces its exposure to regional recessions, and allows it to capitalize on emerging trends in channels of distribution.

The Company offers tailored merchandising programs, such as SmartLiving in-store galleries, Intimate Home and Seven Seas Treasures boutiques and home entertainment and SmartWorks home office galleries, to address each channel of distribution. A key distribution development began in 2005 with the introduction of SmartLiving ShowPlace “store within a store” galleries, which are dedicated exclusively to furniture groups and whole-home collections under the Hooker and Bradington-Young brands and typically comprise 3,500 square feet to just under 10,000 square feet of retail space. The mission of the SmartLiving program is to develop progressive partnerships with retailers consisting of a merchandising and marketing plan to drive increased sales and profitability and positively impact consumers’ purchase decisions, satisfaction and loyalty through an enhanced shopping experience.

The Intimate Home Collection, which first shipped in the summer of 2005, was well received by existing retailers. During the second half of 2005, over 50 Intimate Home boutiques — branded environments of 700 to 1,000 square feet featuring signage and other point-of-purchase collateral materials — were established in stores throughout the country. Another important development for imported furniture products that began in 2003 and continued in 2004 and 2005 was the expansion of the Seven Seas Treasures retail boutique program. Currently, over 400 stores dedicate space to display the Company’s Seven Seas Treasures line of imported upscale and casual dining room furniture, metal beds, occasional tables and functional accents, including hand-painted furniture, carved writing desks, tables and chests. In the home entertainment and home office categories in which Hooker is recognized as an industry leader, the Company has well-developed product specialty gallery programs supported by semi-annual national sales promotions, a special Website dealer locator and point-of-purchase collateral materials. Currently, there are over 450 Home Entertainment by Hooker galleries and over 325 SmartWorks Home Office galleries established in retail stores. In addition, almost 1,500 retailers offered Bradington-Young leather upholstery products.

The Company sold to over 4,900 customers during 2005. No single customer accounted for more than 4% of the Company’s net sales in 2005. No significant part of the Company’s business is dependent upon a single customer, the loss of which would have a material effect on the business of the Company. However, the loss of several of the Company’s major customers could have a material impact on the business of the Company. In addition to the Company’s broad domestic customer base, the Company also sells to a limited international market. Approximately 3% of the Company’s net sales in 2005 were to international customers.

During 2005, Hooker Furniture announced the creation of a new supply chain planning and management department, and is continuing to make key investments to refine its logistics, personnel and systems. The Company expects that these initiatives will improve sourcing operations, inventory turnover and logistics efficiency, and position Hooker to provide significant enhancements in customer service, timely product flow and delivery at lower cost. The Company also offers easy ordering options, reduced lead times and extensive inventory, thus reducing inventory investment and risk for retailers.

The Company distributes furniture to retailers from its distribution centers and warehouses in Virginia and North Carolina, as well as directly from Asia and Latin America via its Container Direct Program. In the 2004 fourth quarter, the Company entered into a warehousing and distribution arrangement in China with its largest supplier of imported products. The warehouse and distribution facilities are owned by the supplier and operated by that supplier and a third party utilizing a state of the art global warehouse management system that updates daily the Company’s central inventory management and order processing systems. This Asian distribution center operates as a consolidation point for a wide selection of the Company’s imported products manufactured by this supplier, and enables the Company to ship containers of mixed products directly to retailers in the U.S. under its Container Direct Program. The ability to mix over 500 ready-to-ship products to create unique containers for each retailer’s needs while reducing the retailer’s inventory risk and investment puts the program within the reach of significantly more furniture dealers. The program features an internet-based product ordering system and a delivery notification system that is easy to use and available to the Company’s pre-registered dealers. In addition, the Company also ships containers directly from a supplier in Honduras. The Company developed this distinct value-added container-direct program to shorten delivery times while providing significant cost savings for retailers.

Seven Seas Seating, Bradington-Young’s line of imported stationary seating, has grown rapidly since its introduction in the 2004 fourth quarter. The Company has leased additional warehouse space to help manage warehousing and distribution of this inventory.

The Company schedules purchases of imported furniture and production of domestically manufactured wood furniture based upon actual and anticipated orders and product acceptance at furniture markets. The Company strives to provide imported and domestically produced furniture on-demand for its dealers. During 2005, the Company shipped 74% of imported wood and metal furniture orders and 86% of domestic wood product orders within 30 days of order receipt. It is the Company’s policy and industry practice to allow order cancellation up to the time of shipment; therefore customer orders for wood and metal furniture are not firm. However, domestically produced upholstered product orders are predominantly custom built and shipped within one to seven weeks after the order is received, and consequently cannot be cancelled once the leather or fabric is cut.

The Company’s backlog of unshipped orders for all of its products amounted to $46.0 million or seven weeks of sales as of November 30, 2005. During 2005, approximately 12% of orders for new and existing products shipped more than 60 days after order receipt. Over the last three years, 93% of all orders booked were ultimately shipped. Management considers orders and backlogs to be one helpful indicator of sales for the upcoming 30-day period, but because of the Company’s quick delivery and its cancellation policy, management does not consider order backlogs to be a reliable indicator of expected long-term business.

Sourcing

Hooker Furniture has the capability, resources, longstanding business relationships and experience to import and/or manufacture wood and upholstered furniture. All metal furniture is imported.

Imported Products

The Company has imported products from foreign manufacturers since 1988. Hooker Furniture imports both finished furniture, as well as furniture that it assembles, in a variety of styles, materials and product lines. The Company believes that the best way to leverage its financial strength and differentiate its import business from the industry is through innovative and collaborative design, outstanding products, great value, consistent quality, easy ordering, world-class logistics and global distribution systems. Imported furniture accounted for 62% of net sales in 2005, 53% of net sales in 2004 and 48% of net sales in 2003.

The Company imports products primarily from China, the Philippines, Mexico, Indonesia, Vietnam, Honduras and Guatemala through direct relationships with factories and with agents representing other factories. Because of the large number and diverse nature of the foreign factories from which the Company sources its imported products, the Company has some flexibility in the placement of products in any particular factory or country. Factories located in China have become an important resource for the Company. In 2005, imported products sourced from China accounted for approximately 67% of import purchases, and the factory in China from which the Company directly sources the most product accounted for approximately 33% of the Company’s worldwide purchases of imported product. A sudden disruption in the Company’s supply chain from this factory, or from China in general, could significantly impact the Company’s ability to fill customer orders for products manufactured at that factory or in that country. If such a disruption were to occur, the Company believes that it would have sufficient inventory to adequately meet demand for a four to five-month period. Also, with the broad spectrum of product the Company offers, the Company believes that, in some cases, buyers could be offered similar product available from alternative sources. The Company believes that it could, most likely at higher cost, source most of the products currently sourced in China from factories in other countries and could produce certain of those products domestically at its own factories. However, supply disruptions and delays on selected items could occur for approximately six-months. If the Company were to be unsuccessful in obtaining those products from other sources, then a sudden disruption in the Company’s supply chain from its largest import furniture supplier, or from China in general, could have a short-term material adverse effect on the Company’s results of operations. Given the capacity available in China and other low-cost producing countries, the Company believes the risks from these potential supply disruptions are manageable.

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

For imported products, the Company generally negotiates firm pricing with its foreign suppliers in U.S. Dollars for periods typically of up to one year. The Company accepts the exposure to exchange rate movements beyond these negotiated periods without using derivative financial instruments to manage this risk. Since the Company transacts its imported product purchases in U.S. Dollars, a relative decline in the value of the U.S. Dollar could increase the price the Company pays for imported products beyond the negotiated periods. The Company generally expects to reflect substantially all of the effect of any price increases from suppliers in the prices it charges for imported products. These price changes could adversely impact sales volume and profit margin during affected periods. Conversely, a relative increase in the value of the U.S. Dollar could decrease the cost of imported products and favorably impact sales volume and profit margin during affected periods. See also “Item 7A. Quantitative and Qualitative Disclosures about Market Risk.”

Manufacturing and Raw Materials

The Company’s wood and upholstered furniture manufacturing strategy is to manufacture products that are on the leading edge of changing consumer demand for residential furniture, such as home theater, wall unit, home office, computer furniture, bedroom furniture, and reclining and stationary leather seating. The Company stresses strong customer participation in developing new products such as “pop-up and swivel” lift consoles for thin-screen TVs, entertainment étagères, new SmartWorks Home Office groups, and Bradington-Young reclining and swivel chairs. The Company believes strongly in employee involvement and empowerment, with employee and management teams working and communicating in all areas of manufacturing to continually improve production processes and emphasize quality.

In order to enhance the appeal, competitiveness and profitability of domestically produced wood and upholstered furniture, new features and functions are quickly incorporated into products in order to gain market acceptance as quickly as possible. The Company maintains longstanding relationships and communicates constantly with key suppliers in monitoring and addressing quality and timely delivery of parts and supplies, a process that enables both the Company and its suppliers to respond quickly to constantly changing customer needs.

The Company presently operates approximately 1.1 million square feet of manufacturing and supply plant capacity in North Carolina and Virginia for its domestic wood and upholstered furniture production. The Company considers its machinery and equipment generally to be modern and well-maintained. To meet customer expectations of just-in-time product delivery the remaining two wood furniture plants maintain the flexibility to produce multiple product lines. The Company’s strategy has been to strike a balance between using shorter, more frequent production runs for high-demand products and maintaining adequate inventory levels for lower-demand furniture.

The Company’s domestic wood furniture manufacturing operations have suffered from lower demand and significant declines in volume for its bedroom, home office and home entertainment products principally due to competition from lower-priced imported furniture products. These declines led to the closing of the Company’s Pleasant Garden, N.C. facility in October 2005, Maiden, N.C. facility in October 2004, and Kernersville, N.C. facility in August 2003; a workforce reduction at its Martinsville, VA manufacturing facility in 2001; and short work schedules at its wood manufacturing facilities over much of the time period since 2001.

The principal materials used by the Company in manufacturing its wood furniture products include lumber, veneer, plywood, particleboard, hardware, glue, finishing material, glass products, fasteners and mechanical lifts and remote controls. The Company uses a variety of species of lumber, including poplar, cherry, maple, oak and pine. The Company’s strategy for its two upholstered furniture production facilities and two upholstered furniture supply plants is to be a comprehensive leather resource for retailers positioned in the upper and upper-medium price ranges. Bradington-Young offers a comprehensive selection of over 250 leather covers for domestically produced upholstered furniture. Bradington-Young’s objective is to be a total leather resource to the upper-middle and high-end customer with a focus on the motion category which comprises approximately 50% of its production levels. The upholstery manufacturing process begins with the cutting of leather or fabric and the cutting and precision machining of frames. Precision frames are important for motion furniture to operate properly and to provide durable service over the life of the products. Finally, the cut leather or fabric upholstery, frames, foam and other materials are assembled to build reclining chairs, executive seating, stationary seating and multiple seat reclining furniture.

Significant materials used in manufacturing upholstered furniture products include leather or fabric, foam, wooden frames and metal mechanisms. Most of the leather is imported from Italy, Germany, Brazil and China. Leather is purchased as full hides, which are cut and sewn by Bradington-Young and also as pre-cut and sewn hides processed by the vendor to pattern specifications.

Foam is a key raw material, and a significant component of materials cost, of leather and fabric upholstered furniture. A large percentage of domestically produced foam is made in the Gulf Coast region, and/or is dependent on raw materials produced in that region. The production of foam was interrupted as a result of hurricanes in the Gulf Coast region in the summer and fall of 2005, and domestic suppliers have indicated that foam shortages may continue for an indefinite timeframe. In addition, the cost of foam has been impacted by foam production capacities and by increased prices for petroleum products. The Company has utilized longstanding business relationships with suppliers to maintain adequate supplies of foam, such that production schedules have not been impacted. There is no assurance that the Company can continue to obtain adequate supplies of foam or obtain foam at competitive prices. The Company has communicated to its retailers that there may be temporary or permanent surcharges as a result of increasing foam prices. The Company began implementing these surcharges in the 2005 fourth quarter.

With the possible exception of foam as discussed above, the Company believes that its sources for raw materials are adequate and that it is not dependent on any one supplier. The Company’s five largest suppliers accounted for approximately 20% of its supply purchases for its domestic furniture manufacturing operations in 2005.

Competition

The furniture industry is highly competitive and includes a large number of foreign and domestic manufacturers and importers, none of which dominates the market. While the markets in which the Company competes include a large number of relatively small and medium-sized manufacturers, certain competitors of the Company have substantially greater sales volumes and financial resources than the Company. In addition, foreign manufacturers from a number of countries, such as China, have substantially lower production costs, particularly lower labor costs, compared to the Company. U.S. imports of furniture produced overseas, such as from China, have grown rapidly in recent years, and overseas companies have increased both their presence in the United States and their shipments directly to U.S. retailers during that period.

The primary competitive factors for home furnishings in the Company’s price points include price, style, availability, service, quality and durability. In addition, more recently designed products generally have more demand than dated designs. The Company believes that its design capabilities, ability to import and/or manufacture furniture, product value, longstanding customer and supplier relationships, significant distribution and inventory capabilities, ease of ordering, financial strength, experienced management and customer support are significant competitive advantages.

In November 2004 and January 2005, the U.S. Department of Commerce found that certain Chinese furniture manufacturers were dumping products into the U.S. market and imposed tariffs on Chinese companies for wood bedroom products exported to the U.S. These rates were approved in a subsequent action by the International Trade Commission, based on measured damage to the U.S. furniture manufacturing industry caused by illegal dumping. Tariffs on imported bedroom furniture have not and are not expected to have a material adverse effect on the Company’s results of operations.

Employees

As of November 30, 2005, the Company had approximately 1,400 employees. None of the Company’s employees is represented by a labor union. The Company considers its relations with its employees to be good.

The Company sponsors the Hooker Furniture Corporation ESOP, a retirement plan that enables eligible employees to share in the growth of the Company by accumulating an ownership interest in the Company’s common stock. Substantially all employees participate in the ESOP, which held 25.9% of the Company’s outstanding common stock as of November 30, 2005.

Patents and Trademarks

The Hooker Furniture and Bradington-Young trade names represent many years of continued business. The Company believes these trade names are well-recognized and associated with quality and service in the furniture industry. The Company also owns a number of patents, trademarks and licenses, none of which is considered to be material to the Company.

Hooker, H logo, Bradington-Young, B-Y logo, Intimate Home, Preston Ridge, Casa del Sol, Waverly Place, Modern Classics, Highgate Manor, Seven Seas, Seven Seas Seating, Kimball Bridge, Albany Park, SmartLiving, Metropolitan View, SmartKids, SmartWorks, Christopher Coleson and The Great Entertainers are trademarks of Hooker Furniture Corporation. All rights reserved.

Governmental Regulations

The Company is subject to federal, state, and local laws and regulations in the areas of safety, health, environmental pollution controls, and imports. Compliance with these laws and regulations has not in the past had any material effect on the Company’s earnings, capital expenditures, or competitive position; however, the effect of compliance in the future cannot be predicted. Management believes that the Company is in material compliance with applicable federal, state and local safety, health, environmental and imports regulations.

The Company also is subject to provisions of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) pertaining to the review, documentation and testing of internal control over financial reporting and to other corporate governance matters. Compliance with the regulations promulgated under the Sarbanes-Oxley Act led to an increase in professional service fees and staff; and required substantial efforts by internal personnel in 2004. In 2005, compliance costs declined compared to 2004, but increased significantly compared to 2003 and earlier years. As a result, compliance with these regulations had a substantial impact on the Company’s earnings for 2004 and a smaller, but significant, impact on results during 2005. The Company expects that future compliance costs related to the Sarbanes-Oxley Act will be consistent with dollar levels expended in 2005.

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

Forward-Looking Statements

Certain statements made in this report, including under “Item 1 - Business” and “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations,” are not based on historical facts, but are forward-looking statements. These statements reflect the Company’s reasonable judgment with respect to future events and can be identified by the use of forward-looking terminology such as “believes,” “expects,” “projects,” “may,” “will,” “should,” “would” or “anticipates,” or the negative thereof, or other variations thereon, or comparable terminology, or by discussions of strategy. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Those risks and uncertainties include but are not limited to:

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

ITEM 2. PROPERTIES

Set forth below is information with respect to the Company’s principal properties. The Company believes that all these properties are well-maintained and in good condition. The Company believes its manufacturing facilities are being efficiently utilized. During 2005, the Company estimated that its wood and upholstery manufacturing facilities operated at approximately 90% of capacity, on a one-shift basis. All Company production facilities are equipped with automatic sprinkler systems, except for the Woodleaf, N.C. facility. All facilities maintain modern fire and spark detection systems, which the Company believes are adequate. The Company has leased certain warehouse facilities for its distribution and imports operation on a short-term basis. The Company expects that it will be able to renew or extend these leases or find or purchase alternative facilities to meet its warehousing and distribution needs at a reasonable cost. The Company also utilizes a 210,000 square foot warehouse and distribution center located in China that is owned and operated by third parties. All facilities set forth below are active and operational.

Location	Primary Use	Approximate Size in Square Feet	Owned or Leased
Martinsville, Va.	Corporate Headquarters	43,000	Owned
Martinsville, Va.	Manufacturing and Distribution	760,000	Owned
Martinsville, Va.	Distribution and Imports	580,000	Owned
Martinsville, Va.	Distribution and Imports	125,000	Leased (1)
Martinsville, Va.	Distribution and Imports	150,000	Leased (2)
Martinsville, Va.	Distribution	189,000	Owned
Martinsville, Va.	Distribution	146,000	Owned
Roanoke, Va.	Manufacturing	265,000	Owned
High Point, N.C.	Showroom	79,000	Leased (3)
High Point, N.C.	Showroom	14,000	Owned
Cherryville, N.C.	Manufacturing and Offices	144,000	Owned (4)
Cherryville, N.C.	Manufacturing Supply Plant	53,000	Owned (4)
Cherryville, N.C.	Distribution and Imports	74,000	Leased (4) (5)
Hickory, N.C.	Manufacturing	91,000	Owned (4)
Woodleaf, N.C.	Manufacturing Supply Plant	34,000	Leased (4) (6)
High Point, N.C.	Showroom	33,000	Owned (4)

(1)	Lease may be terminated with 90 days notice
(2)	Lease expires December 31, 2007
(3)	Lease expires October 31, 2010
(4)	Comprise the principal properties of Bradington-Young
(5)	Lease expires June 30, 2009
(6)	Lease provides for five consecutive one year extensions and expires December 31, 2009

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

EXECUTIVE OFFICERS OF

HOOKER FURNITURE CORPORATION

The Company’s executive officers and their ages as of February 10, 2006 and the year each joined the Company are as follows:

Name	Age	Position	Year Joined Company
Paul B. Toms, Jr.	51	Chairman and Chief Executive Officer	1983
Douglas C. Williams	58	President and Chief Operating Officer	1971
E. Larry Ryder	58	Executive Vice President-Finance and Administration, Assistant Secretary and Assistant Treasurer	1977
Michael P. Spece	53	Executive Vice President-Merchandising and Design	1997
Raymond T. Harm	56	Senior Vice President-Sales	1999
Henry P. Long, Jr.	54	Senior Vice President-Merchandising and Design	1983
C. Scott Young	48	Chief Executive Officer and President of Bradington-Young LLC	2003

Paul B. Toms, Jr. has been Chairman and Chief Executive Officer since December 2000. Mr. Toms was President and Chief Operating Officer from December 1999 to December 2000, Executive Vice President - Marketing from 1994 to December 1999, Senior Vice President - Sales and Marketing from 1993 to 1994, and Vice President - Sales from 1987 to 1993. Mr. Toms joined the Company in 1983 and has been a Director since 1993.

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

Hooker Furniture Corporation

Part II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s stock is traded on the NASDAQ Capital Market under the symbol “HOFT”. The table below sets forth the high and low sales prices per share for the Company’s common stock and the dividends per share paid by the Company with respect to its common stock for the periods indicated.

	2005			2004
	Sales Price Per Share		Dividends Per Share	Sales Price Per Share		Dividends Per Share
	High	Low		High	Low
First Quarter	$27.14	$20.75	$0.07	$25.99	$19.09	$0.06
Second Quarter	26.50	13.65	0.07	24.75	20.94	0.06
Third Quarter	20.39	14.68	0.07	28.15	18.99	0.06
Fourth Quarter	18.29	12.90	0.07	28.50	21.65	0.06

As of January 15, 2006, the Company had approximately 2,500 beneficial shareholders and 1,127 current and former employees participating in the Company’s ESOP who were eligible to vote shares of common stock. The Company pays dividends on its common stock on or about the last day of February, May, August and November, when declared by the Board of Directors, to shareholders of record approximately two weeks earlier. Although the Company presently intends to continue to declare cash dividends on a quarterly basis for the foreseeable future, the determination as to the payment and the amount of any future dividends will be made by the Board of Directors from time to time and will depend on the Company’s then-current financial condition, capital requirements, results of operations and any other factors then deemed relevant by the Board of Directors.

Purchases of Equity Securities by the Issuer or Affiliated Purchasers

In June 2001, the Company announced that its Board of Directors had authorized the repurchase of up to $3.0 million of the Company’s common stock and announced an increase in that authorization of $2.2 million in October 2001, for an aggregate authorization of $5.2 million. There is no expiration date for this authorization. Repurchases may be made from time to time in the open market, or in privately negotiated transactions, at prevailing market prices that the Company deems appropriate. During 2005, the Company repurchased 50,000 shares of common stock for $930,000 in cash, or $18.60 per share. No shares of common stock were repurchased by or on behalf of the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a) (3) under the Securities Exchange Act of 1934, as amended) during the 2005 fourth quarter. Through November 30, 2005, the Company had repurchased approximately 634,000 shares at a total cost of $3.44 million or an average of $5.42 per share. Based on the market value of the common stock as of November 30, 2005, the remaining $1.72 million of the authorization would allow the Company to repurchase approximately 111,000 shares, or 0.8%, of the 14.4 million shares outstanding, or 1.0% of the Company’s outstanding shares excluding the 3.7 million shares held by the ESOP.

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial data for each of the last five years ended November 30, 2005, has been derived from the Company’s audited, consolidated financial statements. The selected financial data should be read in conjunction with the Consolidated Financial Statements, including the related Notes, and Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this report.

	For The Years Ended November 30,
	2005	2004	2003(1)	2002	2001
	(In thousands, except per share data)
Income Statement Data:
Net sales	$341,775	$345,944	$309,005	$248,346	$221,289
Cost of sales	249,873	250,467	226,880	179,558	170,008
Gross profit	91,902	95,477	82,125	68,788	51,281
Selling and administrative expenses	65,497	62,707	54,903	42,469	39,323
Restructuring and asset impairment charges (2)	5,250	1,604	1,470		881
Operating income	21,155	31,166	25,752	26,319	11,077
Other income, net	563	627	286	560	1,213
Interest expense	1,209	1,869	2,638	2,094	2,140
Income before income taxes	20,509	29,924	23,400	24,785	10,150
Income taxes	8,024	11,720	8,690	9,394	3,640
Net income	12,485	18,204	14,710	15,391	6,510

Per Share Data:
Basic and diluted earnings per share (2)	$1.06	$1.56	$1.28	$1.36	$0.56
Cash dividends per share	0.28	0.24	0.22	0.19	0.18
Net book value per share (3)	12.50	11.60	10.02	8.87	7.72

Weighted average shares outstanding	11,795	11,669	11,474	11,285	11,619

Balance Sheet Data:
Cash and cash equivalents	$16,365	$9,230	$14,859	$2,316	$7,926
Trade accounts receivable	43,993	40,960	37,601	33,771	29,430
Inventories	68,718	69,735	42,442	54,959	33,522
Assets held for sale (4)	1,656	5,376
Working capital	109,719	97,139	74,814	71,376	59,624
Total assets	189,052	188,918	167,099	149,881	130,695
Long-term debt (including current maturities)	13,295	23,166	30,837	24,703	26,911
Common stock held by ESOP (5)					9,397
Shareholders’ equity (5)	148,612	136,585	116,264	101,044	87,138

(1)	In 2003, the Company acquired substantially all of the assets of Cherryville, N.C. based leather seating specialist Bradington-Young LLC. Shipments of upholstered furniture products accounted for $62.5 million in 2005, $57.5 million in 2004 and $44.2 million during the eleven-month period following its acquisition in January 2003.
(2)	Since 2000, the Company has reduced its domestic wood furniture manufacturing capacity. As a result, the Company has recorded restructuring charges, principally for severance and asset impairment, as follows: (a) in 2005, the Company recorded an after tax charge of $3.3 million ($5.3 million pre tax), or $0.28 per share principally related to the closing of its Pleasant Garden, N.C. facility; (b) in 2004, the Company recorded an after tax charge of $994,000 ($1.6 million pretax), or $0.09 per share principally related to the closing of its Maiden, N.C. facility; (c) in 2003, the Company recorded an after tax charge of $911,000 ($1.5 million pretax), or $0.08 per share related to the closing of its Kernersville, N.C. facility; and in 2001, the Company reduced its workforce at the Martinsville, VA facility and recorded an after tax charge of $546,000 ($881,000 pretax) and a special after tax expense of $199,000 ($321,000 pretax) related to certain benefits distributed under its ESOP. These combined after tax charges of $745,000 ($1.2 million pretax) reduced earnings per share by $0.06 in 2001.
(3)	Net book value per share is derived by dividing (a) the sum of (i) “shareholders’ equity” and (ii) “common stock held by ESOP” (for 2001) by (b) the number of common shares issued and outstanding, excluding unearned ESOP shares, all determined as of November 30 of each year.
(4)	In connection with both the October 2005 closing of the Pleasant Garden, N.C. plant and the October 2004 closing of the Maiden, N.C. plant, the Company reclassified substantially all of the related property, plant and equipment to “assets held for sale”. The carrying value of these assets approximated fair value less anticipated selling expenses. The Company sold all of the assets located in Maiden N.C. during the first half of 2005. In December 2005, the Company sold substantially all of the machinery and equipment located at the Pleasant Garden, N.C. facility, having a carrying value of $907,000, for an aggregate consideration of $932,000 in cash, net of selling expense. The Company is actively marketing the remaining real and personal property and anticipates that it will be sold within the next twelve months.
(5)	In 2002, Hooker Furniture common stock began trading on the NASDAQ Capital Market. As a result, the Company is no longer obligated to repurchase shares from participants in the Company’s ESOP. Consequently, shares previously reflected in the Company’s balance sheets as “common stock held by ESOP” were reclassified to “shareholders’ equity” in 2002.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

The following discussion should be read in conjunction with the Selected Financial Data and the Consolidated Financial Statements, including the related Notes, contained elsewhere in this Annual Report.

Overview

Over the four-year period ended November 30, 2005, the Company has operated in a sluggish economy impacted by low to moderate levels of consumer confidence and growing consumer preference for lower-priced imported furniture products. The Company’s results of operations have been affected in opposing ways by lower-priced imported furniture.

•	First, the Company’s domestic wood furniture manufacturing operations have suffered from lower demand and significant declines in volume for bedroom, home office, home entertainment and other products. These declines led to the closing of the Company’s Pleasant Garden, N.C. facility in 2005, Maiden, N.C. facility in 2004 and Kernersville, N.C. facility in 2003, a workforce reduction at the Martinsville, VA facility in 2001 and reduced work schedules at the Company’s wood furniture manufacturing facilities over most of the period since 2001. The Company’s domestic upholstered furniture manufacturing operations experienced reduced shipments in the 2005 third and fourth quarters, and reduced work schedules in the 2005 fourth quarter.

•	Second, net sales of the Company’s imported wood and metal furniture have experienced significant growth during this four-year period, and imported upholstered furniture net sales have experienced significant growth during the current year. Net sales of imported products have increased to record levels every year since 2001 and have grown as a percentage of total net sales, from 31.2% in 2001 to 61.7% in 2005.

The Company’s results of operations during 2005 were principally impacted by the following factors:

•	A 1.2% or $4.1 million decline in net sales

•	A decrease in gross profit margin in 2005 to 26.9% compared to 27.6% in 2004. Declines in gross profit margin for domestically produced wood furniture and for upholstered furniture offset a slight increase in gross profit margin for imported wood and metal furniture.

•	A 4.4% or $2.8 million increase in selling and administrative expenses principally due to:

•	higher warehousing costs resulting from higher imported product shipments and additional warehousing facilities, distribution programs and supply chain management initiatives, and

•	higher sales and marketing expense related to the Company’s introduction of multi-category “whole home” collections and “store within a store” SmartLiving Showplaces with existing retailers.

•	Restructuring and asset impairment charges increased to $5.3 million ($3.3 million after tax, or $0.28 per share) principally related to the closing of the Pleasant Garden, N.C. facility in October 2005.

Results of Operations

The following table sets forth the percentage relationship to net sales of certain items included in the consolidated statements of income:

	For the Years Ended November 30,
	2005	2004	2003
Net sales	100.0%	100.0%	100.0%
Cost of sales	73.1	72.4	73.4

Gross profit	26.9	27.6	26.6
Selling and administrative expenses	19.2	18.1	17.8
Restructuring and asset impairment charges	1.5	0.5	0.5

Operating income	6.2	9.0	8.3
Other income, net	0.2	0.2	0.1

Income before interest and income taxes	6.4	9.2	8.4
Interest expense	0.4	0.6	0.8

Income before income taxes	6.0	8.6	7.6
Income taxes	2.3	3.3	2.8

Net income	3.7%	5.3%	4.8%

2005 Compared to 2004

Net sales of $341.8 million for the year ended November 30, 2005, declined $4.1 million, or 1.2%, from $345.9 million in 2004. In 2005, Hooker achieved record sales levels in imported wood and metal furniture and Bradington-Young upholstered furniture. These sales gains were more than offset by a significant decline in shipments of the Company’s domestically produced wood furniture. Annual 2005 net sales by product category were as follows:

•	Wood and metal furniture net sales declined by $9.2 million, or 3.2%, to $279.2 million in 2005 versus $288.4 million in 2004. Domestic wood furniture net sales dropped to $77.0 million in 2005 from $103.0 million in 2004, a decline of $26.3 million, or 25.5%, principally due to lower incoming order rates and more aggressive pricing and discounting. Domestic wood furniture net sales decreased to 22.5% of total net sales in 2005 compared to 29.8% in 2004. Imported wood and metal furniture net sales, including record level shipments under the Company’s Container Direct Program, grew to $202.3 million, an increase of $16.6 million, or 8.9%, compared to $185.4 million in 2004.

•	Upholstered furniture net sales grew by $4.9 million, or 8.5%, to $62.5 million in 2005, compared to $57.5 million during 2004. Increasing shipments of imported upholstered furniture, introduced in the spring of 2004, more than offset a slight decline in orders and shipments of domestically produced upholstered furniture. Upholstered furniture net sales increased to 18.3% of total net sales in 2005 from 16.6% in 2004.

Management believes that net sales growth for Hooker’s imported wood and metal furniture was the result of:

•	stylish and innovative new furniture designs, groups and whole-home collections such as Preston Ridge and Intimate Home;

•	growth in container-direct capabilities, orders and shipments resulting, in part, from the Company’s web-based ordering system that provides retailers with the ability to more easily configure containers with a variety of products that are shipped from offshore facilities directly to the retailer; and

•	investments in marketing media, advertising and retail support services and materials, including the introduction of SmartLiving “store within a store” galleries, and Intimate Home boutiques as well as the expansion of Seven Seas Collection boutiques.

Net sales growth for Bradington-Young upholstered furniture operations was principally the result of:

•	sales of newly introduced products, including new leather and fabric products designed for Hooker whole-home collections; and

•	sales growth in imported Seven Seas Seating products, launched in the spring of 2004, targeted at the medium and upper- medium upholstery market niches, which represents a lower-priced starting point for Bradington-Young.

During 2005, average selling prices declined compared to 2004. Average selling prices declined for domestically produced wood furniture as a result of aggressive pricing, discounting and the mix of products shipped, and declined for upholstered products due to the mix of products shipped, including increased sales of lower-priced imported upholstered furniture. These declines more than offset increased average selling prices for imported wood and metal furniture resulting from the changing mix of products shipped.

Gross profit margin declined to 26.9% of net sales in 2005 compared to 27.6% in 2004, due to declining gross profit margin for both upholstered furniture and domestic wood furniture, partially offset by improved gross margin for imported wood and metal furniture. The decline in demand for domestic wood furniture caused underutilization of the Company’s domestic production capacity, which in turn led to production inefficiencies resulting in increased labor and overhead costs as a percentage of net sales. This, coupled with aggressive pricing and promotional discounts, contributed to the decline in gross profit margin for domestic wood furniture. The decline in gross profit margin for upholstered furniture resulted from the underutilization of domestic capacity in the second half of the year, higher employee benefits cost, principally for health insurance, and higher material costs, principally for foam.

Selling and administrative expenses increased by $2.8 million, or 4.4%, to $65.5 million, or 19.2% of net sales in 2005 from $62.7 million, or 18.1% of net sales in 2004 principally due to the following:

•	higher warehousing and distribution expenses resulting from increased demand for imports. Imported furniture typically requires a higher level of sourcing, warehousing and distribution costs compared to domestically produced furniture. Increasing levels of expense were also a result of launching new collections and the Seven Seas Seating program; and investing in warehousing facilities, distribution programs and supply chain management. These expenses include higher information technology and distribution costs principally to support operations such as the distribution center and warehouse located in China (owned and operated by vendors) and the new initiatives in supply chain management,

•	increased sales and marketing expenses, principally as a result of increased trade advertising and marketing support related to the Company’s introduction of multi-category “whole home” collections and “store within a store” SmartLiving Showplaces, and

•	a one-time charge to depreciation expense in the first quarter of 2005 of $520,000 ($322,000 after tax, or $0.03 per share) to correct an error in the application of GAAP related to amortizing leasehold improvements. The Company reduced the estimated useful lives of certain leasehold improvements at its High Point, N.C. showroom to correspond with the remaining term of the related lease. The impact of this charge was immaterial to 2005 results and results in each of the prior periods in which the error arose.

These increases in selling and administrative expenses were partially offset by reduced compliance costs related to corporate governance and financial reporting mandates under the Sarbanes-Oxley Act.

ESOP cost (including administrative costs) decreased $550,000 to $3.4 million compared to $3.9 million in the same 2004 period, principally due to a decline in the average market price of the Company’s common stock. The Company records non-cash ESOP cost for the number of shares that it commits to release to eligible employees at the average market price of the Company’s common stock during each respective period based on the amount of the annual principal and interest payments made on the ESOP Loan. The ESOP committed to release approximately 171,000 shares at an aggregate market value of $3.2 million, or $18.90 per share during 2005 compared to approximately 161,200 shares at an aggregate market value of $3.8 million or $23.47 per share during 2004. The ESOP shares have a cost basis of $6.25 per share. The cost of the plan is allocated between cost of goods sold and selling and administrative expenses based on employee compensation.

Profitability for both 2005 and 2004 was impacted by restructuring charges related to plant closings. Competitive pressures from consumer preference for lower-priced imports, which have caused continuing declines in orders and shipments of domestically produced wood furniture, led to decisions to close the Pleasant Garden and Maiden, N.C. facilities.

During 2005, the Company recorded aggregate restructuring charges of $5.3 million ($3.3 million after tax or $0.28 per share) principally related to:

•	the October 2005 closing of its Pleasant Garden, N.C. plant ($4.3 million), and the September 2005 consolidation of related plywood production at its Martinsville, Va. manufacturing facility ($406,000), which included $1.5 million in severance and related benefits for approximately 300 hourly and salaried employees, $2.9 million in related asset impairment charges and $258,000 for other costs to prepare the property for sale; and

•	additional costs of $586,000 related to its Maiden, N.C. facility (which closed in 2004) and its Kernersville, N.C. facility (which closed in 2003) consisting of :

•	$322,000 principally for additional asset impairment and health care expenses related to the sale of the Maiden real property; and

•	$264,000 of additional costs principally for environmental monitoring related to the closing of the Kernersville facility.

In connection with the closing of the Pleasant Garden facility, the Company transferred related plywood production from a facility located in Martinsville, Va. to its main Martinsville manufacturing facility. The Company completed this transfer in the 2005 fourth quarter and expects to complete the conversion of this separate facility into a finished goods warehouse during the 2006 first quarter.

During 2005, the Company reclassified to “assets held for sale” the real and personal property at the Pleasant Garden facility and certain plywood production equipment located at the Martinsville plywood facility, with an aggregate carrying value of $1.7 million net of anticipated selling expenses. These assets are included in “current assets” on the consolidated balance sheet as of November 30, 2005. In December 2005, the Company sold the majority of the machinery and equipment, having a carrying value of $907,000, for an aggregate consideration of $932,000 in cash, net of selling expense. The Company is actively marketing the remaining real and personal property and anticipates that they will be sold within the next twelve months. The Company anticipates recording $200,000 to $300,000 of additional restructuring charges, principally disassembly costs, which will be expensed as incurred during 2006, in connection with the sale of the Pleasant Garden real property.

The 2004 restructuring and asset impairment charges totaled $1.6 million ($1.0 million after tax or $0.09 per share) and included:

•	costs related to the October 2004 closing of its Maiden, N.C. manufacturing facility ($1.5 million), which included $872,000 in severance and related benefits for approximately 280 hourly and salaried employees and approximately $637,000 in related asset impairment and other costs to prepare the facility for sale; and

•	additional health care costs ($95,000) related to its Kernersville, N.C. facility, which closed in 2003.

The Maiden, N.C. real property, machinery and equipment, with a carrying value of $5.4 million as of November 30, 2004, were reclassified to “assets held for sale.” All of these assets were sold during the 2005 first half for an aggregate consideration of $5.3 million in cash, net of selling expense, and a note receivable of $104,000.

As a result of the above, operating income as a percentage of net sales decreased to 6.2% in 2005, compared to 9.0% in 2004.

Other income, net declined by $64,000 to $563,000 in 2005 from $627,000 in 2004. Miscellaneous cash receipts and interest income declined compared to the prior year.

Interest expense decreased $660,000 to $1.2 million during 2005 from $1.9 million in 2004. The decrease is due to lower debt levels partially offset by higher weighted average interest rates. Debt declined principally due to a $4.6 million debt prepayment made by the Company in May 2005 and other scheduled debt repayments made during 2005.

The Company’s effective tax rate decreased to 39.1% in 2005 compared to 39.2% in 2004, principally as a result of lower state income taxes partially offset by the effect of assessments from a captive insurance company which provides certain insurance coverage to Hooker Furniture. Certain assessments from this captive insurance company are treated as capital contributions for income tax purposes and accordingly are not deductible.

Net income for 2005 of $12.5 million, or $1.06 per share, declined $5.7 million, or 31.4%, compared to 2004 net income of $18.2 million, or $1.56 per share.

2004 Compared to 2003

Hooker Furniture Corporation established record net sales and income in 2004. Net sales of $345.9 million for the year ended November 30, 2004, increased 12.0% from $309.0 million in 2003. Net income for 2004 of $18.2 million, or $1.56 per share, increased 23.8% compared to 2003 net income of $14.7 million, or $1.28 per share. Improved profitability performance in 2004 compared with 2003 was achieved despite significant additional expenses, such as restructuring costs associated with the October 2004 closing of the Maiden, N.C. plant and expenses incurred to comply with corporate governance and financial reporting mandates brought about by the Sarbanes-Oxley Act. Improvement in net sales, net income and profitability as a percentage of net sales in 2004 was principally driven by higher unit volume and improved gross profit margin.

Increases in net sales for 2004 were attributed to unit volume growth in Hooker’s imported furniture and growth in the Bradington-Young line of upholstered furniture, partially offset by decreased shipments of domestically produced wood furniture. During 2004, average selling prices increased for imported wood and metal furniture, and increased slightly for domestic wood furniture, but declined for upholstered furniture, compared to 2003. Overall, average selling prices increased slightly in 2004 compared to 2003. Annual 2004 net sales by product category were as follows:

•	Wood and metal furniture net sales grew by $23.6 million, or 8.9%, to $288.4 million in 2004 from $264.8 million in 2003. Imported wood and metal furniture net sales, including shipments under the Company’s Container Direct Program, grew to $185.4 million, an increase of 24.7% compared to $148.7 million in 2003. Imported wood and metal furniture net sales increased to 53.6% of total net sales in 2004 from 48.1% in the prior year. Domestic wood furniture net sales dropped to $103.0 million, a decline of 11.3% compared to $116.1 million in 2003. This category decreased to 29.8% of total net sales in 2004 compared to 37.6% in 2003.

•	Upholstered furniture net sales grew to $57.5 million, compared to $44.2 million during the eleven months following the acquisition of Bradington-Young at the beginning of January 2003. Upholstery net sales increased to 16.6% of total net sales in 2004 from 14.3% in 2003.

The double-digit net sales growth for Hooker’s Bradington-Young operations was principally the result of an expanded sales organization and a broader product line. While the Company provided a four-fold increase in the number of professional sales representatives selling this line, net sales growth exceeded the growth rate in related selling and distribution expenses. Consequently, these expenses declined as a percentage of upholstered furniture net sales.

Gross profit margin increased to 27.6% of net sales in 2004 compared to 26.6% in 2003. The increased proportion of imported wood and metal furniture shipments helped to improve gross profit margin in 2004, since these products typically carried higher gross profit margins than domestically manufactured products (however, imported furniture typically required a higher level of sourcing, warehousing and distribution costs, which are reflected in selling and administrative expenses, compared to domestically produced furniture).

The gross profit margin on imported furniture increased during 2004 compared to 2003, based on the mix of products sold and reduced assembly costs. The improvement was partially offset by higher levels of shipments under the Company’s Container Direct Program. Products shipped under the Container Direct Program had higher volume discounts than imported products shipped from domestic warehouses. Gross profit margin on domestically produced wood furniture improved slightly during 2004, helped by lower levels of promotional discounting and lower domestic wood furniture production costs as a percentage of net sales. The production cost margin improved based on steps taken to more closely align production capacity with demand. Bradington-Young’s 2004 gross profit margin approximated the 2003 gross profit margin. Improved raw material utilization and lower overhead costs, resulting from higher unit volume, were offset by higher labor and benefits costs (principally non-cash ESOP cost).

Selling and administrative expenses increased by $7.8 million, or 14.2%, to $62.7 million in 2004 from $54.9 million in 2003. The increase is principally due to the following:

•	Higher professional services and personnel expenses incurred to comply with accounting, internal control and corporate governance mandates brought about by the Sarbanes-Oxley Act of 2002 and new SEC and NASDAQ rules and regulations.

•	Higher selling, warehousing and distribution costs supporting higher import net sales, including the costs incurred to bring the new affiliated Asian warehouse and distribution center and internet-based product ordering system on line during the second half of 2004.

•	Increased sales and marketing expenses supporting higher upholstery net sales, including the start up and operating costs incurred for the Seven Seas Seating warehouse during the second half of 2004. In addition, selling and administrative expenses for 2003 included only eleven months of operating expenses for Bradington-Young compared to twelve months of operating expenses during 2004.

As a percentage of net sales, selling and administrative expenses increased to 18.1% in 2004 from 17.8% in 2003, principally due to the higher corporate governance and financial reporting compliance costs mentioned previously. However, warehousing, distribution, selling and marketing expenses declined as a percentage of net sales through the effect of higher net sales.

The non-cash cost of the Company’s ESOP for 2004 increased $874,000 to $3.8 million compared to $2.9 million in 2003. The Company records non-cash ESOP cost for the number of shares that it commits to release to eligible employees at the average market price of the Company’s common stock during each respective period based on the amount of the annual principal and interest payments made on the ESOP Loan. As allowed under the terms of the ESOP Loan, the Company reduced the amount of 2004 contributions to the ESOP. Consequently, the ESOP committed to release approximately 161,200 shares at an average market price of $23.47 during 2004 compared to approximately 212,200 shares at an average market price of $13.83 during 2003. The ESOP shares have a cost basis of $6.25 per share. The cost of the plan is allocated between cost of goods sold and selling and administrative expenses based on employee compensation.

Profitability for both 2004 and 2003 was impacted by restructuring charges related to plant closings. Competitive pressures from lower priced imports, which caused continuing declines in shipments of domestically produced wood furniture, led to decisions to close the Maiden and Kernersville, N.C. facilities. The pretax restructuring charges reduced operating income in both 2004 and 2003 by 0.5% of net sales.

•	In 2004, the Company recorded a $1.6 million pretax ($1.0 million after tax, or $0.09 per share) restructuring and related asset impairment charge principally related to the October 2004 closing of the Company’s Maiden, N.C. wood furniture manufacturing facility.

•	In 2003, the Company recorded a $1.5 million pretax ($911,000 after tax, or $0.08 per share) restructuring and related asset impairment charge related to the August 2003 closing of the Company’s Kernersville, N.C. wood furniture plant.

Competitive pressures from lower priced imports, which caused continuing declines in shipments of domestically produced wood furniture, led to decisions to close the Maiden and Kernersville, N.C. facilities.

As a result of the above, operating income as a percentage of net sales increased to 9.0% in 2004, compared to 8.3% for 2003.

“Other income, net” increased by $341,000 to $627,000 in 2004 from $286,000 in 2003. The increase reflects higher levels of miscellaneous cash receipts and interest income. Also in 2003, the Company recorded a loss of $139,000 on the termination of an interest rate swap agreement.

Interest expense decreased $769,000 to $1.9 million during 2004 from $2.6 million in 2003. The decrease was principally due to a $15.0 million debt prepayment made by the Company in the fourth quarter of 2003 and other scheduled debt repayments made during 2004.

The Company’s effective tax rate increased to 39.2% in 2004 compared to 37.1% in 2003, principally as a result of higher non-cash ESOP cost and higher state income taxes. The Company records non-cash ESOP cost based on the average market value of the Company’s common stock during the year, but may deduct only the cost basis of the shares for income tax purposes.

Financial Condition, Liquidity and Capital Resources

Balance Sheet and Working Capital

Total assets increased $134,000 to $189.1 million from $188.9 million principally as a result of a $7.1 million increase in cash and cash equivalents, a $3.0 million increase in trade accounts receivable and a $1.4 million increase in the cash surrender value of life insurance policies. These increases were partially offset by a combined $10.8 million decline in “property, plant and equipment” and “assets held for sale” principally due to depreciation, the write-down of assets for the Pleasant Garden N.C. facility to fair market value and the January 2005 sale of the Maiden, N.C. facility; and a $1.0 million reduction in inventories.

Working capital increased by $12.6 million to $109.7 million as of November 30, 2005, from $97.1 million at the end of 2004, principally as a result of an increase in cash and cash equivalents and a decline in current liabilities (trade accounts payable and current maturities of long-term debt). The Company’s long-term debt, including current maturities, decreased to $13.3 million on November 30, 2005, compared to $23.2 million on November 30, 2004 as a result of the early redemption of the industrial revenue bonds in May 2005 and scheduled debt payments. Shareholders’ equity at November 30, 2005 increased $12.0 million to $148.6 million compared to $136.6 million on November 30, 2004.

Summary Cash Flow Information – Operating, Investing and Financing Activities

	For the Years Ended November 30,
	2005	2004	2003
Net cash provided by operating activities	$19,624	$7,449	$42,107
Net cash provided by (used in) investing activities	1,636	(2,621)	(25,965)
Net cash used in financing activities	(14,125)	(10,457)	(3,599)

Net increase (decrease) in cash and cash equivalents	$7,135	$(5,629)	$12,543

During 2005, cash generated from operations ($19.6 million) and proceeds from the sale of property and equipment ($5.2 million principally from the sale of the Maiden, N.C. facility) funded payments on long-term debt and the termination of an interest rate swap agreement ($9.9 million), an increase in cash and cash equivalents ($7.1 million) capital expenditures ($3.6 million), cash dividends ($3.3 million), and the purchase and retirement of common stock ($930,000).

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

In 2005, cash generated from operations of $19.6 million increased $12.2 million from $7.4 million in 2004. The increase was due to an $11.7 million decrease in payments to suppliers and employees (principally due to lower domestic production levels and lower purchases of imported products), a $2.4 million decline in income taxes paid as a result of lower taxable income and a $343,000 decrease in interest payments due to the $9.9 million decline in long-term debt. The increase was partially offset by a decline of $2.3 million in cash received from customers on lower net sales.

Cash generated from operations in 2004 of $7.4 million decreased $34.7 million from $42.1 million in 2003. The decrease was due to $65.0 million in higher payments to suppliers and employees and $2.5 million in higher income tax payments, partially offset by $31.9 million in higher payments received from customers and $1.0 million in lower interest payments. Payments to suppliers and employees increased principally to fund increased purchases and inventory levels of imported furniture, higher production of upholstered furniture (including an additional month of Bradington-Young upholstery production and operating costs compared to the prior year) and higher selling and administrative expenses, partially offset by reduced cash requirements to support lower domestic wood furniture production levels and increased levels of trade payables and accrued liabilities. During the 2004 third quarter, the Company began utilizing a warehouse and distribution center located in China (owned and operated by third parties) targeted to drive growth in the Company’s Container Direct Program. The Company began shipping from that facility in late August 2004. As of November 30, 2004, that facility contained $8.1 million of inventory. Cash received from customers increased $31.9 million as a result of higher imported and upholstered furniture net sales (including an additional month of Bradington-Young upholstery shipments compared to the prior year). Tax payments increased $2.5 million principally due to higher levels of taxable income and differences in the amount of required payments due in each respective period. Interest payments decreased $1.0 million principally due to lower debt levels.

Investing activities generated $1.6 million in 2005 compared to consuming $2.6 million during 2004 and $26.0 million in 2003. In 2005, $5.2 million in proceeds from the sale of property and equipment (principally from the sale of the Maiden, N.C. facility), exceeded a $3.6 million investment in property, plant and equipment. In 2004, the investment of $3.7 million in property, plant and equipment exceeded the receipt of $1.1 million in proceeds from the sale of property and equipment (principally from the sale of the Kernersville, N.C. facility). In 2003, the Company purchased Bradington-Young for cash payments totaling $22.1 million (net of cash acquired); invested $4.0 million in property, plant and equipment; and received $92,000 from the sale of property, plant and equipment. As the number of domestic wood and upholstered furniture plants has fallen from eight to five, the proportion of new property, plant and equipment for manufacturing operations has declined but has increased for new investments in distribution, warehousing, imports, the Company’s Container Direct Program, supply chain management and related computer systems.

Financing activities consumed cash of $14.1 million in 2005, $10.5 million in 2004 and $3.6 million in 2003. During 2005, the Company expended $4.6 million in cash for early redemption of industrial revenue bonds; paid $5.3 million in other scheduled debt payments, including the final scheduled payment on Term Loan B; paid cash dividends of $3.3 million, or $0.07 per share per quarter; and redeemed 50,000 shares of Company common stock for $930,000 under the Company’s stock repurchase authorization. During 2004, the Company borrowed $2.0 million under its revolving credit facility, repaid $9.7 million of long-term debt and paid cash dividends of $2.8 million.

During 2003, the Company borrowed: a) $42.8 million under new term loan agreements to complete the refinancing of its long-term debt in April 2003, b) $26.7 million to fund the purchase of Bradington-Young and to repay debt assumed in the acquisition, and c) $7.8 million under its revolving credit line to fund other operating, investing and financing activities. Also during 2003, the Company repaid a) $17.8 million under an existing term loan and $25.0 million of the bank debt used to acquire Bradington-Young, primarily in connection with refinancing its long-term debt, b) $10.0 million under its revolving credit line, c) $4.1 million of debt assumed in the Bradington-Young acquisition and d) $18.4 million under outstanding term loans. The Company also paid $3.2 million to terminate interest rate swap agreements and paid dividends of $2.5 million during 2003.

Swap Agreements

The Company is party to an interest rate swap agreement that in effect provides for a fixed interest rate of 4.1% through 2010 on Term Loan A. In 2003, the Company terminated a similar swap agreement for Term Loan A, which in effect provided a fixed interest rate of approximately 7.4% on Term Loan A. The Company’s $3.0 million payment to terminate the related swap agreement is being amortized over the remaining payment period for Term Loan A, resulting in an effective fixed interest rate of approximately 7.4% on Term Loan A. The Company is accounting for the interest rate swap agreement for Term Loan A as a cash flow hedge.

The aggregate fair market value of the Company’s swap agreements decreases when interest rates decline and increases when interest rates rise. While interest rates have increased since the 2003 second quarter through the 2005 fourth quarter, overall, interest rates have declined since the inception of the Company’s swap agreements. The aggregate decrease in the fair market value of the effective portion of these agreements of $226,000 ($364,000 pretax) as of November 30, 2005, and $759,000 ($1.2 million pretax) as of November 30, 2004, is reflected under the caption “accumulated other comprehensive loss” in the consolidated balance sheets. The Company also reduced interest expense by $10,000 in 2005 and $45,000 in 2004, and recognized additional interest expense of $44,000 in 2003, for the ineffective portion of the swap agreements’ change in value. Approximately $130,000 of the aggregate pretax decrease in fair market value of the swap agreements is expected to be reclassified into interest expense during the next twelve months.

Debt Covenant Compliance

The credit agreement for the Company’s revolving credit facility and outstanding term loan contains, among other things, financial covenants as to minimum tangible net worth, debt service coverage, the ratio of funded debt to earnings before interest, taxes, depreciation, amortization and maximum capital expenditures. The Company was in compliance with these covenants as of November 30, 2005.

Liquidity, Resources and Capital Expenditures

As of November 30, 2005, the Company had an aggregate $33.3 million available under its lines of credit including: (a) $13.7 million available under its revolving credit facility to fund working capital needs, and (b) $19.6 million available under additional committed lines of credit, to support the issuance of letters of credit. The Company utilizes letters of credit to collateralize its imported inventory purchases and certain insurance arrangements. Outstanding letters of credit amounted to $1.7 million on November 30, 2005 and $8.3 million on November 30, 2004. There were no additional borrowings outstanding under the revolving credit line on November 30, 2005. Any principal that becomes outstanding under the credit line is due March 1, 2008.

The Company believes that it has the financial resources (including available cash and cash equivalents, expected cash flow from operations, and lines of credit) needed to meet business requirements for the foreseeable future, including capital expenditures, working capital, dividends on the Company’s common stock, repurchases of common stock under the Company’s stock repurchase program and repayments of outstanding debt. Cash flow from operations is highly dependent on incoming order rates and the Company’s operating performance. The Company expects to spend $4.7 to $5.1 million in capital expenditures during 2006 to maintain and enhance its facilities and operating systems.

In March 2005, the Company completed the repayment of Term Loan B. In May 2005, the Company completed the early redemption of industrial revenue bonds for $4.6 million in cash. Prior to this redemption, scheduled principal payments on these bonds were $2.4 million in November 2005 and $2.2 million in November 2006.

Dividends

In January 2006, the Company’s Board of Directors declared a quarterly cash dividend of $0.07 per share, payable on February 28, 2006, to shareholders of record February 15, 2006.

Commitments and Contractual Obligations

As of November 30, 2005, the Company’s commitments and contractual obligations were as follows:

	Payments Due by Period (In thousands)
	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years	Total
Long-term debt	$2,283	$5,102	$5,910		$13,295
Operating leases and agreements	2,612	2,957	1,403	$173	7,145

Total contractual cash obligations	$4,895	$8,059	$7,313	$173	$20,440

As of November 30, 2005, the Company had an aggregate $33.3 million available under its lines of credit including: (a) $13.7 million available under its revolving credit line to fund its working capital needs and (b) $19.6 million available under additional lines of credit to support the issuance of letters of credit. The Company utilizes letters of credit to collateralize its imported inventory purchases and certain insurance arrangements. Outstanding letters of credit amounted to $1.7 million on November 30, 2005 and $8.3 million on November 30, 2004.

Outlook

Hooker Furniture is a company in transition from a product and manufacturing-driven wood furniture company focused on home office, home entertainment and bedroom furniture to a comprehensive provider of collections and furnishings for every room of the house. In 2005, Hooker made significant operational progress in this transition, particularly in the product design process, sourcing, operations, logistics, marketing and customer service.

With increased consumer preference for new furniture features and products, Hooker’s product design and market-launch process becomes an even greater competitive advantage, resulting in the introduction of innovative new furnishings. Hooker’s strategic advances will rely on leveraging core competencies in product development, manufacturing and sales; and our long-standing business relationships with customers, suppliers and employees.

Historically, the Company has been recognized for its values in stand-alone items such as computer cabinets, leather seating and occasional pieces. The Company has targeted additional opportunities for expanded business by offering multi-piece, whole-home collections. In 2005, Hooker successfully introduced three new collections to its customers. The Company also unveiled a “store within a store” gallery program with the Company’s existing dealers through spacious “SmartLiving ShowPlaces” dedicated exclusively to a broad array of furniture and whole-home collections under the Hooker and Bradington-Young brands. The expansion of branded programs will continue to create an enhanced shopping experience for the consumer and retail salesperson, and offer significant opportunity to expand relationships and add incremental sales with and for existing dealers.

Bradington-Young, the Company’s leather seating specialist, continued to expand its imported Seven Seas Seating line in 2005, differentiated from the domestic line by styling and price. This lower-priced alternative to the custom-made domestically manufactured products of Bradington-Young has given retailers a lower starting price point in their leather furniture offerings while taking advantage of Bradington-Young styling. As a result, Bradington-Young saw an increase of nearly 9% in their net sales for upholstered furniture over the previous year, driven primarily by increases in shipments of its imported products.

As the Company’s mix of imported products has grown to nearly 62% of net sales in 2005 from about 31% in 2001, it has been challenged by the increased complexity of flowing products from a broad network of factories in the Pacific Rim, Central America and Mexico. In 2005, the Company made promising strides in the area of supply chain planning and management. To address the increasingly complex supply chain network, Hooker established a new department of Supply Chain Management, and activated comprehensive logistics software and distribution systems. The Company expects to be better positioned to realize improvements in the timely flow of products and information, inventory management and vendor management in 2006 and beyond. Hooker has established targets for controlling inventory item count and consolidating suppliers. The Company believes that these initiatives will provide opportunities to improve sourcing operations, increase inventory turns, provide logistics efficiency, and position the Company to provide significant enhancements in customer service and inventory availability at lower costs.

The Company is responding to increased demand for imported products and reduced demand for domestic products by:

•	mixing imports and domestically produced furniture in exciting new whole-home collections such as Intimate Home;

•	fresh product innovations, such as home entertainment “Reversica” hideaway consoles and hutches with dual function as a bookcase and armoire for displaying a plasma TV;

•	more closely coordinating wood and upholstered furniture in designing, marketing and selling quality home furnishings;

•	adjusting domestic production capacity to demand by closing three wood furniture plants between 2003 and 2005;

•	upgrading wood finishes and incorporating additional materials such as brass and other metals, and glass and antiqued glass, to provide a more sophisticated look and feel that enhances appeal and value to customers, such as with Kimball Bridge entertainment units;

•	utilizing new channels of distribution, such as electronics retailers.

The Company believes that it is in a good position to capitalize on business opportunities because of its strong product development capability, comprehensive product line, longstanding relationships and growing logistics and marketing capabilities. Hooker is making progress in addressing the challenges before it, and continues to have an optimistic long-term outlook. Bradington-Young and imported wood and metal furniture finished 2005 by each achieving record sales performance, and the Company is encouraged by its double-digit (12.0%) net sales increase in imported wood and metal furniture net sales in the 2005 fourth quarter. Hooker expects first quarter sales to be 2% lower to 2% higher than the strong first quarter of 2005. The Company experienced a slight improvement in incoming order rates in the late fall and early winter. That development, along with improved consumer confidence, gives Hooker a cautiously optimistic outlook for the remainder of 2006.

Environmental Matters

Hooker Furniture Corporation is committed to protecting the environment. As a part of its business operations, the Company’s manufacturing sites generate non-hazardous and hazardous wastes, the treatment, storage, transportation and disposal of which are subject to various local, state and national laws relating to protecting the environment. The Company is in various stages of investigation, remediation or monitoring of alleged or acknowledged contamination at current or former manufacturing sites for soil and groundwater contamination and visible air emissions, none of which the Company believes is material to its results of operations or financial position. The Company’s policy is to record monitoring commitments and environmental liabilities when expenses are probable and can be reasonably estimated. The costs associated with the Company’s environmental responsibilities, compliance with federal, state and local laws regulating the discharge of materials into the environment, or costs otherwise relating to the protection of the environment, have not had and are not expected to have a material effect on the Company’s financial position, results of operations, capital expenditures or competitive position.

Critical Accounting Policies and Estimates

The Company’s significant accounting policies are described in “Note 1 – Summary of Significant Accounting Policies” to the consolidated financial statements beginning at page F-1 in this report. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying financial statements and related notes. In preparing these financial statements, management has made its best estimates and judgments of certain amounts included in the financial statements, giving due consideration to materiality. The Company does not believe that actual results will deviate materially from its estimates related to the Company’s accounting policies described below. However, because application of these accounting policies involves the exercise of judgment and the use of assumptions as to future uncertainties, actual results could differ from these estimates.

The Company evaluates the adequacy of its allowance for doubtful accounts at the end of each quarter. In performing this evaluation, the Company analyzes the payment history of its significant past due accounts, subsequent cash collections on these accounts and comparative accounts receivable aging statistics. Based on this information, along with consideration of the general strength of the economy, the Company develops what it considers to be a reasonable estimate of the uncollectible amounts included in accounts receivable. This estimate involves significant judgment by the management of the Company and actual uncollectible amounts may differ from the Company’s estimate.

The Company values all of its inventories at the lower of cost (using the last-in, first-out (“LIFO”) method) or market. LIFO cost for all of the Company’s inventories is determined using the dollar-valued, link-chain method. This method allows for the more current cost of inventories to be reported in cost of goods sold, while the ending inventories on the balance sheet consist of the costs of inventories acquired earlier, subject to the application of lower of cost or market. Hence, if prices are rising, the LIFO method will generally lead to higher cost of goods sold and lower profitability as compared to the FIFO method. The Company evaluates its inventory for excess or slow moving items based on recent and projected sales and order patterns. The Company establishes an allowance for those items when the estimated market or net sales value is lower than their recorded cost. This estimate involves significant judgment by management and actual values may differ from the Company’s estimate.

Long-lived assets, such as property, plant and equipment, are evaluated for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through the estimated undiscounted future cash flows from the use of those assets. When any such impairment exists, the related assets are written down to fair value. Long-lived assets to be disposed of by sale are measured at the lower of their carrying amount or fair value less cost to sell, are no longer depreciated, and are reported separately as “assets held for sale” in the consolidated balance sheets.

The Company’s domestic furniture manufacturing operations have suffered from lower demand and significant declines in volume for its bedroom, home office, home entertainment and upholstered leather furniture principally due to competition from lower-priced imported furniture products. These declines led to the closing of the Company’s Pleasant Garden, N.C. facility in October 2005, its Maiden, N.C. facility in October 2004 and its Kernersville, N.C. facility in August 2003. As a result of these plant closings, the Company recorded restructuring charges principally consisting of asset impairment charges and severance and related benefits paid to terminated employees affected by the closings. The Company recognizes liabilities for these exit and disposal activities at fair value in the period in which the liability is incurred. Asset impairment charges related to the closure of manufacturing facilities are based on the Company’s best estimate of expected sales prices, less related selling expenses, for assets to be sold. The recognition of asset impairment and restructuring charges for exit and disposal activities requires significant judgment and estimates by management. Management reassesses its accrual of restructuring and asset impairment charges each reporting period. Any change in estimated restructuring and related asset impairment charges is recognized in the period of change.

Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 151, “Inventory Costs: an Amendment to ARB No. 43.” This statement clarifies the types of costs that should be expensed rather than capitalized as inventory. This statement also clarifies the circumstances under which fixed overhead costs, such as abnormal amounts of idle facility expense, freight, handling costs and wasted material, associated with operating facilities involved in inventory processing should be expensed or capitalized. The provisions of this statement are effective for fiscal years beginning after June 15, 2005. Consequently, the Company will adopt the standard in the 2006 first quarter. The adoption of SFAS 151 is not expected to have a material impact on the Company’s financial position or results of operations.

In December 2004, the FASB revised Statement of Financial Accounting Standards No. 123, “Share-Based Payment” (“SFAS 123R”). This statement, which addresses accounting for transactions in which an entity obtains employee services in share-based payment transactions, is a revision of SFAS 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” This statement requires a public entity to measure the cost of employee and director services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). This statement establishes that the cost will be recognized over the vesting period during which an employee is required to provide services in exchange for the award. The provisions of this statement are effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. Consequently, the Company will adopt the standard in the first quarter of 2006. The adoption of SFAS 123R is not expected to have a material impact on the Company’s financial position or results of operations. However, the Company issued restricted stock awards to non-employee members of the Board of Directors in January 2006 and expects to issue restricted stock or other forms of stock-based compensation awards to eligible directors and employees in the future under the Hooker Furniture Corporation 2005 Stock Incentive Plan, which will be accounted for in accordance with SFAS 123R.

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

The Company’s obligations under its lines of credit and term loan bear interest at variable rates. The Company’s outstanding long-term debt (including current maturities) as of November 30, 2005 amounted to $13.3 million under Term Loan A. The Company has entered into an interest rate swap agreement that, in effect, fixes the rate of interest on Term Loan A at 4.1% through 2010. The notional principal value of the swap agreement is substantially equal to the outstanding principal balance of Term Loan A. A fluctuation in market interest rates of one percentage point (or 100 basis points) would not have a material impact on the Company’s results of operations or financial condition.

For imported products, the Company generally negotiates firm pricing denominated in U.S. Dollars with its foreign suppliers, for periods typically of up to one year. The Company accepts the exposure to exchange rate movements beyond these negotiated periods without using derivative financial instruments to manage this risk. More of the Company’s imports are purchased from China than from any other country. The Chinese currency, formerly pegged to the U.S. Dollar, now floats within a limited range in relation to the U.S. Dollar, resulting in additional exposure to foreign currency exchange rate fluctuations.

Since the Company transacts its imported product purchases in U.S. Dollars, a relative decline in the value of the U.S. Dollar could increase the price the Company pays for imported products beyond the negotiated periods. The Company generally expects to reflect substantially all of the effect of any price increases from suppliers in the prices it charges for imported products. However, these changes could adversely impact sales volume and profit margin during affected periods.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements listed in Item 15(a), and which begin on page F-1, of this report are incorporated herein by reference and are filed as a part of this report.

Certain Non-GAAP Statements

The Company, in its Annual Report to Shareholders (of which this annual report on Form 10-K is a part), under the heading “Financial Highlights,” has reported net income and earnings per share both including and excluding the impact of restructuring and asset impairment charges. The net income and earnings per share figures excluding the impact of restructuring and asset impairment charges are “non-GAAP” measures. The Company provides this information because management believes this information is useful to investors in evaluating the Company’s ongoing operations.

EBIT and EBITDA Information

Set forth below is the Company’s earnings before interest and taxes, or EBIT, and earnings before interest, income taxes, depreciation and amortization, or EBITDA, for each of the last five years ended November 30, 2005. This information has been derived from the Company’s consolidated financial statements. For each period presented, EBIT and EBITDA have been reconciled to the Company’s net cash provided by operating activities. The Company provides these non-GAAP measures because it believes they are widely accepted financial indicators of the Company’s liquidity. This information should be read in conjunction with the consolidated financial statements, including the related Notes, and Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this annual report on Form 10-K for the year ended November 30, 2005.

	For the Years Ended November 30,
	2005	2004	2003	2002	2001
	(In thousands)
Net cash provided by operating activities	$19,624	$7,449	$42,107	$5,695	$20,460
Depreciation and amortization	(6,296)	(7,422)	(8,724)	(8,103)	(7,592)
Non-cash ESOP cost	(3,225)	(3,784)	(2,910)	(1,794)	(1,514)
Restructuring and related asset impairment charge	(5,250)	(1,604)	(1,470)		(881)
Gain on disposal of property and equipment	10	27	85	5	59
Provision for doubtful accounts	(569)	(1,255)	(1,148)	(961)	(711)
Deferred tax provision	1,479	(41)	(2,300)	634	295
Net increase (decrease) in assets and liabilities, net of effects of acquisition	6,712	24,834	(10,930)	19,915	(3,606)

Net income	12,485	18,204	14,710	15,391	6,510
Income taxes	8,024	11,720	8,690	9,394	3,640
Interest expense	1,209	1,869	2,638	2,094	2,140

Earnings before interest and income taxes (EBIT)	21,718	31,793	26,038	26,879	12,290
Depreciation and amortization	6,296	7,422	8,724	8,103	7,592

Earnings before interest, income taxes, depreciation and amortization (EBITDA)	$28,014	$39,215	$34,762	$34,982	$19,882

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on their most recent review, which was made as of the end of the Company’s fourth quarter ended November 30, 2005, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure and are effective to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission (“SEC”) rules and forms.

Management’s Report on Internal Control over Financial Reporting

In accordance with Section 404 of the Sarbanes-Oxley Act and SEC rules thereunder, management has conducted an assessment of the Company’s internal control over financial reporting as of November 30, 2005. Management’s report regarding that assessment is included with the financial statements beginning on page F-1 of this report and is incorporated herein by reference.

Changes in Internal Controls

There have been no changes in the Company’s internal control over financial reporting for the Company’s fourth quarter ended November 30, 2005, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

Hooker Furniture Corporation

Part III

In accordance with General Instruction G (3) of Form 10-K, the information called for by Items 10, 11, 12, 13 and 14 of Part III is incorporated by reference to the Company’s definitive Proxy Statement for its Annual Meeting of Shareholders scheduled to be held March 31, 2006 (the “2006 Proxy Statement”), as set forth below:

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information related to the Company’s directors is set forth under the caption “Election of Directors” in the 2006 Proxy Statement and is incorporated herein by reference.

Information relating to compliance with Section 16(a) of the Exchange Act is set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2006 Proxy Statement and is incorporated herein by reference.

Information relating to the Board of Directors’ determinations concerning whether a member of the Audit Committee of the Board is a “financial expert” as that term is defined under Item 401(h) of Regulation S-K is set forth under the caption “The Board of Directors and Committees – Audit Committee” in the 2006 Proxy Statement and is incorporated herein by reference.

Information concerning the executive officers of the Company is included in Part I of this report under the caption “Executive Officers of Hooker Furniture Corporation.”

The Company has adopted a Code of Business Conduct and Ethics, which applies to all of the Company’s employees and directors, including the Company’s principal executive officer, principal financial officer and principal accounting officer. A copy of the Company’s Code of Business Conduct and Ethics is available on the Company’s website at www.hookerfurniture.com. Amendments of and waivers from the Company’s Code of Business Conduct and Ethics will be posted to the Company’s website when permitted by applicable SEC and NASDAQ rules and regulations.

ITEM 11. EXECUTIVE COMPENSATION

Information relating to this item is set forth under the captions “Compensation of Executive Officers” and “The Board of Directors and Committees – Compensation of Directors” in the 2006 Proxy Statement and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information relating to this item is set forth under the captions “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management” in the 2006 Proxy Statement and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information relating to this item is set forth under the caption “Certain Relationships and Related Transactions” in the 2006 Proxy Statement and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information relating to this item is set forth under the caption “Independent Registered Public Accounting Firm” in the 2006 Proxy Statement and is incorporated herein by reference.

Hooker Furniture Corporation

Part IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed as part of this report on Form 10-K:

(1)	The following financial statements are included in this report on Form 10-K:

Management’s Report on Internal Control over Financial Reporting

Reports of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of November 30, 2005 and 2004

Consolidated Statements of Income for each of the years in the three-year period ended November 30, 2005

Consolidated Statements of Cash Flows for each of the years in the three-year period ended November 30, 2005

Consolidated Statements of Shareholders’ Equity for each of the years in the three-year period ended November 30, 2005

Notes to Consolidated Financial Statements

(2)	Financial Statement Schedules:

Financial Statement Schedules have been omitted because the information required has been separately disclosed in the consolidated financial statements or related notes.

(b)	Exhibits:

3.1	Amended and Restated Articles of Incorporation of the Company, as amended March 28, 2003 (incorporated by reference to Exhibit 3.1 of the Company’s Form 10-Q (SEC File No. 000-25349) for the quarter ended February 28, 2003)

3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form 10 (SEC File No. 000-25349))

4.1	Amended and Restated Articles of Incorporation of the Company (See Exhibit 3.1)

4.2	Amended and Restated Bylaws of the Company (See Exhibit 3.2)

4.3(a)	Credit Agreement, dated April 30, 2003, between Bank of America, N.A., and the Company (incorporated by reference to Exhibit 4.1 of the Company’s Form 10-Q (SEC File No. 000-25349) for the quarter ending May 31, 2003)

4.3(b)	First Amendment to Credit Agreement, dated as of February 18, 2005, among the Company, the Lenders party thereto, and Bank of America, N.A., as agent (incorporated by reference to Exhibit 10.2 of the Company’s Form 10-Q (SEC File No. 000-25349) for the quarter ending February 28, 2005).

Pursuant to Regulation S-K, Item 601(b)(4)(iii), instruments evidencing long-term debt not exceeding 10% of the Company’s total assets have been omitted and will be furnished to the Securities and Exchange Commission upon request.

10.1(a)	Form of Executive Life Insurance Agreement dated December 31, 2003, between the Company and certain of its executive officers (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q (SEC File No. 000-25349) for the quarter ended February 29, 2004)*

10.1(b)	Supplemental Retirement Income Plan effective as of December 1, 2003 (incorporated by reference to Exhibit 10.3 of the Company’s Form 10-Q (SEC File No. 000-25349) for the quarter ended February 29, 2004)*

10.1(c)	Summary of Compensation for Named Executive Officers (filed herewith)*

10.1(d)	Summary of Director Compensation (filed herewith)*

10.1(e)	Hooker Furniture Corporation 2005 Stock Incentive Plan (incorporated by reference to Appendix B of the Company’s Definitive Proxy Statement dated March 1, 2005 (SEC File No. 000-25349))*

10.1(f)	Form of Outside Director Restricted Stock Agreement (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K (SEC File No. 000-25349) filed January 17, 2006)*

10.2	Commitment Letter, dated May 17, 2004, and related Promissory Note, dated April 30, 2004, between BB&T and the Company, renewing the BB&T Credit Line (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q (SEC File No. 000-25349) for the quarter ended May 31, 2004)

10.3	Credit Agreement, dated September 18, 2000, between the Company and the Hooker Furniture Corporation Employee Stock Ownership Plan Trust (including related Non-Recourse Promissory Note and Stock Pledge Agreement) (incorporated by reference to Exhibit 10.7 of the Company’s Form 10-K (SEC File No. 000-25349) for the year ended November 30, 2000)

10.4(a)	Credit Agreement, dated April 30, 2003, between Bank of America, N.A., and the Company (See Exhibit 4.3(a))

10.4(b)	First Amendment to Credit Agreement, dated as of February 18, 2005, among the Company, the Lenders party thereto, and Bank of America, N.A., as agent (See Exhibit 4.3(b))

21	List of Subsidiaries:

Bradington-Young LLC, a Virginia limited liability company
Triwood, Inc., a Virginia corporation

23	Consent of Independent Registered Public Accounting Firm (filed herewith)

31.1	Rule 13a-14(a) Certification of the Company’s principal executive officer (filed herewith)

31.2	Rule 13a-14(a) Certification of the Company’s principal financial officer (filed herewith)

32.1	Rule 13a-14(b) Certification of the Company’s principal executive officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.2	Rule 13a-14(b) Certification of the Company’s principal financial officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

*	Management contract or compensatory plan

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOOKER FURNITURE CORPORATION

February 27, 2006	/s/ Paul B. Toms, Jr.
Paul B. Toms, Jr.
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Paul B. Toms, Jr. Paul B. Toms, Jr.	Chairman, Chief Executive Officer and Director (Principal Executive Officer)	February 27, 2006

/s/ Douglas C. Williams Douglas C. Williams	President, Chief Operating Officer and Director	February 27, 2006

/s/ E. Larry Ryder E. Larry Ryder	Executive Vice President - Finance and Administration (Principal Financial Officer)	February 27, 2006

/s/ R. Gary Armbrister R. Gary Armbrister	Chief Accounting Officer (Principal Accounting Officer)	February 27, 2006

/s/ W. Christopher Beeler, Jr. W. Christopher Beeler, Jr.	Director	February 27, 2006

/s/ Robert M. Cooper, Jr. Robert M. Cooper, Jr.	Director	February 27, 2006

/s/ John L. Gregory, III John L. Gregory, III	Director	February 27, 2006

/s/ Mark F. Schreiber Mark F. Schreiber	Director	February 27, 2006

/s/ L. Dudley Walker L. Dudley Walker	Director	February 27, 2006

/s/ Henry G. Williamson, Jr. Henry G. Williamson, Jr.	Director	February 27, 2006

HOOKER FURNITURE CORPORATION AND SUBSIDIARIES

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Shareholders of

Hooker Furniture Corporation and Subsidiary

Martinsville, Virginia

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of management, including the principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the Company’s evaluation under that framework, management concluded that the Company’s internal control over financial reporting was effective as of November 30, 2005. Management’s assessment of the effectiveness of internal control over financial reporting as of November 30, 2005 has been audited by KPMG LLP, the Company’s independent registered public accounting firm, as stated in their reports which are included herein.

/s/ Paul B. Toms, Jr.
Paul B. Toms, Jr. Chairman and Chief Executive Officer February 24, 2006

/s/ E. Larry Ryder
E. Larry Ryder Executive Vice President – Finance and Administration (Principal Financial Officer) February 24, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Hooker Furniture Corporation:

We have audited the accompanying consolidated balance sheets of Hooker Furniture Corporation and subsidiaries as of November 30, 2005 and 2004, and the related consolidated statements of income, cash flows and shareholders’ equity for each of the years in the three-year period ended November 30, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hooker Furniture Corporation and subsidiaries as of November 30, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended November 30, 2005, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Hooker Furniture Corporation’s internal control over financial reporting as of November 30, 2005 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 24, 2006 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG
Greensboro, North Carolina February 24, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Hooker Furniture Corporation:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Hooker Furniture Corporation maintained effective internal control over financial reporting as of November 30, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Hooker Furniture Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Hooker Furniture Corporation maintained effective internal control over financial reporting as of November 30, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Hooker Furniture Corporation maintained, in all material respects, effective internal control over financial reporting as of November 30, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Hooker Furniture Corporation and subsidiaries as of November 30, 2005 and 2004, and the related consolidated statements of income, cash flows and shareholders’ equity for each of the years in the three-year period ended November 30, 2005, and our report dated February 24, 2006 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG
Greensboro, North Carolina February 24, 2006

HOOKER FURNITURE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands)

As of November 30,	2005	2004
Assets
Current assets
Cash and cash equivalents	$16,365	$9,230
Trade accounts receivable, less allowance for doubtful accounts of $1,352 and $1,341 on each date	43,993	40,960
Inventories	68,718	69,735
Prepaid expenses and other current assets	4,042	3,540
Assets held for sale	1,656	5,376

Total current assets	134,774	128,841
Property, plant and equipment, net	37,006	44,142
Goodwill	2,396	2,396
Intangible assets	4,590	4,765
Cash surrender value of life insurance policies	9,880	8,474
Other assets	406	300

Total assets	$189,052	$188,918

Liabilities and Shareholders’ Equity
Current liabilities
Trade accounts payable	$13,872	$14,930
Accrued salaries, wages and benefits	6,272	7,090
Other accrued expenses	2,628	3,011
Current maturities of long-term debt	2,283	6,671

Total current liabilities	25,055	31,702
Long-term debt, excluding current maturities	11,012	16,495
Deferred compensation	3,516	2,775
Other long-term liabilities	857	1,361

Total liabilities	40,440	52,333

Shareholders’ equity
Common stock, no par value, 20,000 shares authorized, 14,425 and 14,475 shares issued and outstanding on each date	9,516	7,385
Unearned ESOP shares, 2,538 and 2,708 shares on each date	(15,861)	(16,927)
Retained earnings	155,183	146,886
Accumulated other comprehensive loss	(226)	(759)

Total shareholders’ equity	148,612	136,585

Total liabilities and shareholders’ equity	$189,052	$188,918

See accompanying Notes to Consolidated Financial Statements.

HOOKER FURNITURE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

For The Years Ended November 30,	2005	2004	2003
Net sales	$341,775	$345,944	$309,005
Cost of sales	249,873	250,467	226,880

Gross profit	91,902	95,477	82,125
Selling and administrative expenses	65,497	62,707	54,903
Restructuring and asset impairment charges	5,250	1,604	1,470

Operating income	21,155	31,166	25,752
Other income, net	563	627	286

Income before interest and income taxes	21,718	31,793	26,038
Interest expense	1,209	1,869	2,638

Income before income taxes	20,509	29,924	23,400
Income taxes	8,024	11,720	8,690

Net income	$12,485	$18,204	$14,710

Earnings per share:
Basic and diluted	$1.06	$1.56	$1.28

Weighted average shares outstanding	11,795	11,669	11,474

See accompanying Notes to Consolidated Financial Statements.

HOOKER FURNITURE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

For The Years Ended November 30,	2005	2004	2003
Cash flows from operating activities
Cash received from customers	$339,041	$341,296	$309,429
Cash paid to suppliers and employees	(308,957)	(320,677)	(255,687)
Income taxes paid, net	(9,614)	(11,981)	(9,436)
Interest paid, net	(846)	(1,189)	(2,199)

Net cash provided by operating activities	19,624	7,449	42,107

Cash flows from investing activities
Purchase of property, plant and equipment	(3,590)	(3,702)	(3,974)
Acquisition of Bradington-Young, net of cash acquired			(22,083)
Proceeds received on notes issued for the sale of property	18	900
Proceeds from the sale of property and equipment	5,208	181	92

Net cash provided by (used in) investing activities	1,636	(2,621)	(25,965)

Cash flows from financing activities
Proceeds from long-term debt		2,000	77,319
Payments on long-term debt	(9,871)	(9,671)	(75,258)
Payments to terminate interest rate swap agreements	(38)		(3,205)
Cash dividends paid	(3,286)	(2,786)	(2,455)
Purchase and retirement of common stock	(930)

Net cash used in financing activities	(14,125)	(10,457)	(3,599)

Net increase (decrease) in cash and cash equivalents	7,135	(5,629)	12,543
Cash and cash equivalents at beginning of year	9,230	14,859	2,316

Cash and cash equivalents at end of year	$16,365	$9,230	$14,859

Reconciliation of net income to net cash provided by operating activities
Net income	$12,485	$18,204	$14,710
Depreciation and amortization	6,296	7,422	8,724
Non-cash ESOP cost	3,225	3,784	2,910
Restructuring and related asset impairment charges	5,250	1,604	1,470
Gain on disposal of property	(10)	(27)	(85)
Provision for doubtful accounts	569	1,255	1,148
Deferred income tax (benefit) provision	(1,479)	41	2,300
Changes in assets and liabilities, net of effects of acquisition:
Trade accounts receivable	(3,602)	(4,614)	584
Inventories	992	(27,333)	18,641
Prepaid expenses and other assets	(2,026)	(720)	(1,250)
Trade accounts payable	(1,058)	7,985	(448)
Accrued salaries, wages and benefits	(2,440)	647	(2,596)
Accrued income taxes		(308)	(2,861)
Other accrued expenses	478	1,103	(1,704)
Other long-term liabilities	944	(1,594)	564

Net cash provided by operating activities	$19,624	$7,449	$42,107

See accompanying Notes to Consolidated Financial Statements.

HOOKER FURNITURE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands, except per share data)

	Common Stock		Unearned ESOP Shares	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
For the Three Years Ended November 30, 2005	Shares	Amount
Balance at November 30, 2002	14,475	$3,025	$(19,261)	$119,213	$(1,933)	$101,044

Net income				14,710		14,710
Unrealized gain on interest rate swap					55	55

Total comprehensive income						14,765

Cash dividends ($0.22 per share)				(2,455)		(2,455)
ESOP cost		1,584	1,326			2,910

Balance at November 30, 2003	14,475	4,609	(17,935)	131,468	(1,878)	116,264

Net income				18,204		18,204
Unrealized gain on interest rate swap					1,119	1,119

Total comprehensive income						19,323

Cash dividends ($0.24 per share)				(2,786)		(2,786)
ESOP cost		2,776	1,008			3,784

Balance at November 30, 2004	14,475	7,385	(16,927)	146,886	(759)	136,585

Net income				12,485		12,485
Unrealized gain on interest rate swap					533	533

Total comprehensive income						13,018

Cash dividends ($0.28 per share)				(3,286)		(3,286)
Purchase and retirement of common stock	(50)	(28)		(902)		(930)
ESOP cost		2,159	1,066			3,225

Balance at November 30, 2005	14,425	$9,516	$(15,861)	$155,183	$(226)	$148,612

See accompanying Notes to Consolidated Financial Statements.

HOOKER FURNITURE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar and share amounts in tables, except per share amounts, in thousands unless otherwise indicated)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Hooker Furniture Corporation and subsidiaries (the “Company”) design, import, manufacture and market residential household furniture for sale to wholesale and retail merchandisers located principally in North America.

Consolidation

The consolidated financial statements include the accounts of Hooker Furniture Corporation and its wholly owned subsidiaries, Triwood, Inc., Bradington-Young LLC and Christopher Coleson LLC (a wholly owned subsidiary of Bradington-Young LLC). All material intercompany accounts and transactions have been eliminated in consolidation.

Certain items in the consolidated financial statements and the notes to the consolidated financial statements for periods prior to 2005 have been reclassified to conform to the 2005 method of presentation.

Cash and Cash Equivalents

The Company invests temporarily unused cash balances in liquid investments with maturities of three months or less when purchased. Cash equivalents are stated at cost plus accrued interest, which approximates market.

Trade Accounts Receivable

Substantially all of the Company’s trade accounts receivable are due from retailers and dealers that sell residential home furnishings, which consists of a large number of entities with a broad geographical dispersion. The Company continually performs credit evaluations of its customers and generally does not require collateral. The Company’s upholstered furniture subsidiary factors substantially all of its receivables on a non-recourse basis. Accounts receivable are reported net of allowance for doubtful accounts. The activity in the allowance for doubtful accounts was:

	For The Years Ended November 30,
	2005	2004	2003
Balance at beginning of year	$1,341	$991	$800
Allowance for doubtful accounts acquired in the purchase of Bradington-Young			42
Non-cash charges to cost and expenses	569	1,255	1,148
Less uncollectible receivables written off, net of recoveries	(558)	(905)	(999)

Balance at end of year	$1,352	$1,341	$991

Fair Value of Financial Instruments

The carrying value for each of the Company’s financial instruments (consisting of cash and cash equivalents, trade accounts receivable and payable, and accrued liabilities) approximates fair value because of the short-term nature of those instruments. The fair value of the Company’s term loans are estimated based on the quoted market rates for similar debt with a similar remaining maturity. On November 30, 2005 and 2004, the carrying value of the term loans approximated fair value. The fair value of the Company’s interest rate swap agreements are based on values provided by the issuer.

Inventories

All inventories are stated at the lower of cost, using the last-in, first-out (LIFO) method, or market.

Property, Plant and Equipment

Property, plant and equipment is stated at cost, less allowances for depreciation. Provision for depreciation has been computed (generally by the declining balance method) at annual rates that will amortize the cost of the depreciable assets over their estimated useful lives.

HOOKER FURNITURE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

(Dollar and share amounts in tables, except per share amounts, in thousands unless otherwise indicated)

Impairment of Long-Lived Assets

Long-lived assets, such as property, plant and equipment, are evaluated for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through the estimated undiscounted future cash flows from the use of those assets. When any such impairment exists, the related assets are written down to fair value. Long-lived assets to be disposed of by sale are measured at the lower of their carrying amount or fair value less cost to sell, are no longer depreciated, and are reported separately as “assets held for sale” in the consolidated balance sheets.

Capitalized Software Costs

Certain costs incurred in connection with developing or obtaining computer software for internal use that has a useful life of three or more years are capitalized. These costs are amortized over five years or less, and generally over three years. The activity in capitalized software costs was:

	For The Years Ended November 30,
	2005	2004	2003
Balance beginning of year	$4,366	$6,063	$5,901
Software acquired in the purchase of Bradington-Young			1,774
Purchases	607	1,082	1,792
Amortization expense	(1,906)	(2,759)	(3,069)
Disposals	(106)	(20)	(335)

Balance end of year	$2,961	$4,366	$6,063

Goodwill and Intangible Assets

The Company owns certain intangible assets and goodwill acquired in the purchase of Bradington-Young. The principal intangible assets are trademarks and trade names. Goodwill, trademarks and trade names have indefinite lives and are not amortized but are tested for impairment annually or more frequently if events or circumstances indicate that the asset might be impaired.

The fair value of the indefinite-lived intangible assets is determined based on the estimated earnings and cash flow capacity of those assets. The impairment test consists of a comparison of the fair value of the indefinite-lived intangible assets with their carrying amount. If the carrying value of the indefinite-lived intangible assets exceeds their fair value, an impairment loss is recognized in an amount equal to that excess.

Goodwill is tested for impairment by the Company at the reporting unit level and involves two steps. First, the Company determines the fair value of the reporting unit and compares it to the reporting unit’s carrying amount including goodwill. Second, if the carrying amount of the reporting unit exceeds its fair value, an impairment loss is recognized to the extent the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit to its assets in a manner similar to a purchase price allocation. The residual fair value resulting from this allocation is the implied fair value of the reporting unit goodwill.

No impairment losses have been recorded for goodwill or intangible assets through November 30, 2005.

Cash Surrender Value of Life Insurance Policies

The Company owns key-man life insurance policies on executives and certain other key employees and also maintains a collateral interest to the extent of premiums paid by the Company with respect to split-dollar life insurance policies on certain executives. Proceeds of the policies are used to fund certain executive life insurance benefits and for other general corporate purposes. The cash surrender value of those life insurance policies amounted to $9.9 million as of November 30, 2005 and $8.5 million as of November 30, 2004.

HOOKER FURNITURE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

(Dollar and share amounts in tables, except per share amounts, in thousands unless otherwise indicated)

Derivative Instruments and Hedging Activities

The Company uses interest rate swap agreements to manage variable interest rate exposure on the majority of its long-term debt. The Company’s objective for holding these derivatives is to decrease the volatility of future cash flows associated with interest payments on its variable rate debt. The Company does not issue derivative instruments for trading purposes. The Company accounts for its interest rate swap agreements as cash flow hedges. For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is initially reported in “accumulated other comprehensive income or loss” on the consolidated balance sheets and subsequently reclassified to interest expense when the hedged exposure affects income (i.e. as interest expense accrues on the related outstanding debt). Differences between the amounts paid and amounts received under the swap agreements are recognized in interest expense.

In some cases, such as upon the early repayment of a debt instrument, the Company may continue to hold an interest rate swap for a period of time after the related principal has been paid rendering the hedge ineffective. Changes in the ineffective portion of the fair value of the derivative are accounted for through interest expense. The notional principal value of the Company’s swap agreement outstanding as of November 30, 2005 is equal to the outstanding principal balance of the corresponding debt instrument.

Revenue Recognition

The Company recognizes sales revenue when title and the risk of loss pass to the customer, which occurs at the time of shipment. Sales are recorded net of allowances for trade promotions, estimated product returns, rebate advertising programs and other discounts.

Advertising

The Company has advertising programs under which it may provide signage, catalogs and other marketing support to its customers and may reimburse advertising and other costs incurred by its customers in connection with promoting the Company’s products. The cost of these programs does not exceed the fair value of the benefit received. The Company charges the cost of point-of-purchase materials (including signage and catalogs) to selling and administrative expense as incurred. The cost for the Company’s other advertising programs are charged against net sales.

Shipping and Handling Costs

Amounts billed to customers that represent shipping and handling are reported as net sales. The Company’s shipping and handling costs, which include all costs to warehouse and distribute goods to customers, are classified in selling and administrative expenses and amounted to $15.2 million in 2005, $12.4 million in 2004 and $11.4 million in 2003.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred income taxes reflect the expected future tax consequences of differences between the book and income tax bases of assets and liabilities using enacted tax rates in effect in the years in which those differences are expected to reverse.

Earnings Per Share

Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Unallocated ESOP shares are not considered outstanding for purposes of calculating basic or diluted earnings per share. Diluted earnings per share reflects the potential dilutive effect of securities, if any, that could share in the earnings of the Company. As of November 30, 2005 and 2004, there were no securities that could have a dilutive effect.

Concentrations of Sourcing Risk

The Company sources its imported products from 86 separate factories located in eight countries. Because of the large number and diverse nature of the foreign factories from which the Company can source its imported products, the Company has some flexibility in the placement of products in any particular factory or country. As of November 30, 2005, the Company held $10.4 million in container direct inventory (5.6% of total assets) outside of the United States, principally in China.

HOOKER FURNITURE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

(Dollar and share amounts in tables, except per share amounts, in thousands unless otherwise indicated)

Factories located in China have become an important resource for the Company. In 2005, imported products sourced from China accounted for approximately 67% of import purchases, and the factory in China from which the Company directly sources the most product accounted for approximately 33% of the Company’s worldwide purchases of imported product. A sudden disruption in the Company’s supply chain from this factory, or from China in general, could significantly impact the Company’s ability to fill customer orders for products manufactured at that factory or in that country. If such a disruption were to occur, the Company believes that it would have sufficient inventory to adequately meet demand for a four to five-month period. Also, with the broad spectrum of product the Company offers, the Company believes that, in some cases, buyers could be offered similar product available from alternative sources. The Company believes that it could, most likely at higher cost, source most of the products currently sourced in China from factories in other countries and could produce certain of those products domestically at its own factories. However, supply disruptions and delays on selected items could occur for approximately six months. If the Company were to be unsuccessful in obtaining those products from other sources, then a sudden disruption in the Company’s supply chain from its largest import furniture supplier, or from China in general, could have a short-term material adverse effect on the Company’s results of operations. Given the capacity available in China and other low-cost producing countries, the Company believes the risks from these potential supply disruptions are manageable.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, as well as disclosures regarding contingent assets and liabilities at the date of the financial statements; and the reported amounts of revenue and expenses during the reported period. Actual results could differ from those estimates.

Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 151, “Inventory Costs: an Amendment to ARB No. 43” (“SFAS 151”). This statement clarifies the types of costs that should be expensed rather than capitalized as inventory. This statement also clarifies the circumstances under which fixed overhead costs, such as abnormal amounts of idle facility expense, freight, handling costs and wasted material, associated with operating facilities involved in inventory processing should be expensed or capitalized. The provisions of this statement are effective for fiscal years beginning after June 15, 2005. Consequently, the Company will adopt the standard in the 2006 first quarter. The adoption of SFAS 151 is not expected to have a material impact on the Company’s financial position or results of operations.

In December 2004, the FASB revised Statement of Financial Accounting Standards No. 123, “Share-Based Payments” (“SFAS 123R”). This statement, which addresses accounting for transactions in which an entity obtains employee services in share-based payment transactions, is a revision of SFAS 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” This statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). The Statement also requires the recognition of compensation expense for the fair value of any unvested stock option awards outstanding at the date of adoption. This statement establishes that the cost will be recognized over the vesting period during which an employee is required to provide services in exchange for the award. The provisions of this statement are effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. Consequently, the Company will adopt the standard in the first quarter of 2006. The adoption of SFAS 123R is not expected to have a material impact on the Company’s financial position or results of operations. However, the Company issued restricted stock awards to non-employee members of the Board of Directors in January 2006 and expects to issue restricted stock or other forms of stock-based compensation awards to eligible directors and employees in the future under the Hooker Furniture Corporation 2005 Stock Incentive Plan, which will be accounted for in accordance with SFAS 123R.

HOOKER FURNITURE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

(Dollar and share amounts in tables, except per share amounts, in thousands unless otherwise indicated)

NOTE 2 – INVENTORIES

	November 30,
	2005	2004
Finished furniture	$68,985	$66,922
Furniture in process	1,961	2,258
Materials and supplies	9,531	11,879

Inventories at FIFO	80,477	81,059
Reduction to LIFO basis	11,759	11,324

Inventories	$68,718	$69,735

If the first-in, first-out (FIFO) method had been used in valuing all inventories, net income would have been $12.7 million in 2005, $18.3 million in 2004 and $15.2 million in 2003.

NOTE 3 - PROPERTY, PLANT AND EQUIPMENT

		November 30,
	Depreciable Lives (In years)	2005	2004
Buildings and land improvements	20 - 30	$42,413	$44,948
Machinery and equipment	10	31,539	42,313
Furniture and fixtures	3 - 8	25,708	24,569
Other	5	3,263	3,647

Total depreciable property at cost		102,923	115,477
Less accumulated depreciation		68,631	73,916

Total depreciable property, net		34,292	41,561
Land		1,715	1,771
Construction in progress		999	810

Property, plant and equipment, net		$37,006	$44,142

During the 2005 first quarter, the Company recorded a one-time charge to depreciation expense of $520,000 ($322,000 after tax, or $0.03 per share) to correct an error in the application of GAAP related to amortizing leasehold improvements (the Company reduced the estimated useful lives of certain leasehold improvements at its High Point, N.C. showroom to correspond with the remaining term of the related lease). The effect of this error was not material to the 2005 results of operations, or to results of operations in any prior period during which the error arose.

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

HOOKER FURNITURE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

(Dollar and share amounts in tables, except per share amounts, in thousands unless otherwise indicated)

The fair value of the assets acquired and liabilities assumed was as follows:

January 2, 2003
Current assets	$12,277
Property, plant and equipment	9,497
Goodwill	2,396
Intangible assets	5,100
Other assets	30

Total assets acquired	29,300

Current liabilities	2,682
Long-term debt	4,073

Total liabilities assumed	6,755

Net assets acquired	$22,545

NOTE 5 – GOODWILL AND INTANGIBLE ASSETS

	November 30,
	2005	2004
Goodwill	$2,396	$2,396

Non-amortizable Intangible Assets
Trademarks and trade names	$4,400	$4,400

Amortizable Intangible Assets
Non-compete agreements	700	700
Less accumulated amortization	510	335

Net carrying value	190	365

Intangible assets	$4,590	$4,765

The Company acquired goodwill and certain intangible assets when it purchased the assets of Bradington-Young in January 2003. The non-compete agreements are being amortized over four years on a straight line basis for financial reporting purposes. The goodwill, trademarks and trade names have indefinite useful lives and consequently are not subject to amortization for financial reporting purposes but are tested for impairment annually or more frequently if events or circumstances indicate that the asset might be impaired. See “Note 1 – Summary of Significant Accounting Policies: Goodwill and Intangible Assets.” For tax reporting purposes the goodwill and intangible assets are being amortized over 15 years on a straight line basis.

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

HOOKER FURNITURE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

(Dollar and share amounts in tables, except per share amounts, in thousands unless otherwise indicated)

NOTE 7 - LONG-TERM DEBT

	November 30,
	2005	2004
Term Loan A	$13,295	$15,416
Term Loan B		2,150
Revolving credit facility		1,000
Industrial revenue bonds		4,600

Total long-term debt outstanding	13,295	23,166
Less current maturities	2,283	6,671

Long-term debt, less current maturities	$11,012	$16,495

Term Loan A bears interest at a variable rate (4.7% on November 30, 2005 and 2.6% on November 30, 2004) and is unsecured. Principal and interest payments are due quarterly through September 1, 2010. The Company has entered into an interest rate swap agreement that in effect provides for a fixed rate of interest of 4.1% on Term Loan A. See “Note 8 – Derivatives.”

The revolving credit facility is unsecured and provides for borrowings of up to $15.0 million as of November 30, 2005 at variable interest rates (4.7% on November 30, 2005 and 2.6% on November 30, 2004). Up to $3.0 million of the revolving credit line may be used for the issuance of letters of credit. Interest is payable monthly. No borrowings were outstanding under the revolving credit line as of November 30, 2005, and borrowings of $1.0 million were outstanding on November 30, 2004. Outstanding letters of credit under that line amounted to $1.3 million as of November 30, 2005 and $1.4 million as of November 30, 2004. Any principal outstanding under the credit line is due March 1, 2008.

The credit agreement for the term loans and the revolving credit facility contains customary representations and warranties, covenants and events of default, including financial covenants as to minimum tangible net worth, debt service coverage, the ratio of funded debt to earnings before interest, taxes, depreciation and amortization, and maximum capital expenditures. The Company was in compliance with these covenants as of November 30, 2005.

In May 2005, the Company completed the early redemption of the industrial revenue bonds for $4.6 million in cash. Prior to this redemption, scheduled principal payments on these bonds had been $2.4 million on November 1, 2005, and $2.2 million on November 1, 2006. In November 2005, the Company terminated a related interest rate swap agreement. See “Note 8 – Derivatives.”

As of November 30, 2005, the Company had an aggregate $33.3 million available under its lines of credit including: (a) $13.7 million available under its revolving credit facility to fund its working capital needs and (b) $19.6 million available under additional lines of credit to support the issuance of letters of credit. The Company utilizes letters of credit to collateralize its imported inventory purchases and certain insurance arrangements. Outstanding letters of credit amounted to $1.7 million on November 30, 2005 and $8.3 million on November 30, 2004.

As of November 30, 2005, aggregate future maturities for the Company’s long-term debt were $2.3 million in 2006, $2.5 million in 2007, $2.6 million in 2008, $2.8 million in 2009 and $3.1 million in 2010.

NOTE 8 – DERIVATIVES

The Company has used interest rate swap agreements to manage variable interest rate exposures on the majority of its long-term debt. The notional principal values of the Company’s swap agreements are substantially equal to the outstanding principal balance of the corresponding debt instruments. The Company believes that its swap agreements are highly effective in managing the volatility of future cash flows associated with interest payments on its variable rate debt. The Company accounts for its interest rate swap agreements as cash flow hedges.

In February 2003, the Company, in connection with the refinancing of its bank debt, terminated an interest rate swap agreement that in effect provided a fixed interest rate of 7.4% on Term Loan A and entered into a new interest rate swap agreement. The new swap agreement is on substantially the same terms as the terminated agreement, except that it in effect provides for a fixed interest rate of 4.1% through 2010 on Term Loan A. The Company’s $3.0 million payment to terminate the swap agreement is being amortized as interest expense over the remaining repayment period for Term Loan A, resulting in an effective fixed interest rate of approximately 7.4% on Term Loan A.

HOOKER FURNITURE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

(Dollar and share amounts in tables, except per share amounts, in thousands unless otherwise indicated)

In May 2005, the Company completed the early redemption of the industrial revenue bonds for $4.6 million in cash. Accordingly, the Company reclassified the fair market value of that swap agreement (a pretax loss of $103,000) to interest expense in May 2005. In November 2005, the Company paid the issuer $42,000 in cash to terminate that swap agreement.

The aggregate fair market value of the Company’s swap agreements decreases when interest rates decline and increases when interest rates rise. While interest rates have increased since the 2003 second quarter through the 2005 third quarter, overall, interest rates have declined since the inception of the Company’s swap agreements. The aggregate decrease in the fair market value of the effective portion of the agreements of $226,000 ($364,000 pretax) as of November 30, 2005, and $759,000 ($1.2 million pretax) as of November 30, 2004, is reflected under the caption “accumulated other comprehensive loss” in the consolidated balance sheets. See “Note 9 – Other Comprehensive Income.”

NOTE 9 - OTHER COMPREHENSIVE INCOME

	For The Years Ended November 30,
	2005	2004	2003
Net income	$12,485	$18,204	$14,710

Gain (loss) on interest rate swaps	321	358	(1,575)
Less amount of swaps’ fair value reclassified to interest expense	539	1,447	1,664

Other comprehensive income before tax	860	1,805	89
Income tax expense	327	686	34

Other comprehensive income, net of tax	533	1,119	55

Comprehensive income	$13,018	$19,323	$14,765

The amount reclassified to interest expense includes a gain of $10,000 in 2005, a gain of $45,000 in 2004 and a loss of $44,000 in 2003, related to the ineffective portion of the interest rate swap agreements.

NOTE 10 - EMPLOYEE BENEFIT PLANS

Employee Stock Ownership Plan

The Company sponsors a leveraged employee stock ownership plan (the “ESOP”) to provide retirement benefits for eligible employees, allowing them to share on a noncontributory basis in the growth of the Company and accumulate an ownership interest in the common stock of the Company. The ESOP covers substantially all employees.

The ESOP has issued a note to the Company bearing interest at 8%, which has a remaining unpaid principal balance of $18.3 million and a remaining repayment term of 20 years (the “ESOP Loan”) as of November 30, 2005. The proceeds from the ESOP Loan were used to purchase certain shares of the Company’s common stock that are held by the plan. The ESOP will repay the ESOP Loan using Company contributions and dividends paid with respect to substantially all allocated and unallocated shares. The shares purchased with the proceeds of the ESOP Loan were initially pledged as collateral for the debt. The Company will release shares to eligible employees over the remaining 20-year term of the ESOP Loan based on the amount of principal and interest paid by the ESOP. Shares pledged as collateral (unallocated shares) are reported as “unearned ESOP shares” in the consolidated balance sheets.

The Company records non-cash ESOP cost for the number of shares that it commits to release to eligible employees at the average closing market price of the Company’s common stock during each period. The shares are then treated as outstanding for computing earnings per share. “Unearned ESOP shares” in shareholders’ equity is reduced by the Company’s aggregate cost basis in the shares committed to be released. Those shares have a cost basis of $6.25 per share. “Common stock” is increased by the aggregate average market price in excess of the cost basis of those shares.

HOOKER FURNITURE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

(Dollar and share amounts in tables, except per share amounts, in thousands unless otherwise indicated)

Dividends paid on allocated shares held by the ESOP are charged against retained earnings in the consolidated balance sheets. Dividends paid on unallocated shares are in effect recorded as a reduction of principal and interest on the ESOP Loan. The cost of the ESOP amounted to:

	For The Years Ended November 30,
	2005	2004	2003
Average fair market value per share	$18.902	$23.471	$13.714
Number of shares committed to be released (in whole shares)	170,628	161,222	212,224

Non-cash ESOP cost	3,225	3,784	2,910
Administrative cost	159	150	65

Total ESOP cost	$3,384	$3,934	$2,975

Shares held by the ESOP and the fair value of unreleased shares were:

	November 30,
	2005	2004
Allocated shares	1,030	1,117
Shares released or committed to be released for allocation	171	161
Unreleased shares	2,538	2,708

Total shares held by the ESOP	3,739	3,986

Fair value of unreleased shares	$39,385	$63,240

The Company may, but is not obligated to, repurchase shares from ESOP participants. Currently, benefits are generally distributed from the ESOP in the form of shares of the Company’s common stock. However, benefits under a minimum share limit are distributed in the form of cash. Prospectively, the Company does not expect to repurchase shares distributed to ESOP participants.

Employee Savings Plans

The Company sponsors two tax-qualified 401(k) plans which, in the aggregate, cover substantially all employees. These plans assist employees in meeting their savings and retirement planning goals through employee salary deferrals and discretionary matching contributions made by the Company. The Company made contributions to the plans amounting to $555,000 in 2005, $681,000 in 2004 and $704,000 in 2003.

Executive Benefits

The Company maintains a salary continuation program for certain management employees. The program consists of individual agreements with participants that specify the amount of benefits to be paid upon retirement, death or disability. These agreements are unfunded. All benefits are paid solely from the general assets of the Company. The total accrued liabilities relating to this program approximated $2.4 million as of November 30, 2004 and 2005. These amounts are included in “accrued salaries, wages and benefits” and “other long-term liabilities” in the consolidated balance sheets. The cost of the program amounted to $262,000 in 2005, $110,000 in 2004 and $284,000 in 2003. The Company also provides certain eligible executives with life insurance benefits during their working life and paid up insurance at their retirement through split dollar life insurance policies. The Company retains a collateral interest in each of these policies to the extent of premiums paid by the Company.

In December 2003, the Company modified executive compensation arrangements for certain executives of the Company. The modifications were accomplished through the termination of existing salary continuation agreements and split-dollar life insurance agreements and the adoption of a new life insurance program and a new supplemental executive retirement plan, which cover each of these executives. In addition, each executive transferred to the Company his ownership interest in the life insurance policy or policies underlying his split-dollar life insurance agreement and each executive received a cash payment from the Company equal to the amount of premiums the executive had previously paid with respect to the life insurance policy or policies underlying his split-dollar life insurance agreement.

HOOKER FURNITURE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

(Dollar and share amounts in tables, except per share amounts, in thousands unless otherwise indicated)

The life insurance program provides death benefit protection for certain executives of the Company during employment. Coverage under the program automatically terminates when the executive terminates employment with the Company for any reason, other than death, or when the executive attains age 65, whichever occurs first. The life insurance policies funding this life insurance program are owned by the Company.

The supplemental executive retirement plan provides a monthly supplemental retirement benefit for certain executives of the Company based on the executive’s final average monthly compensation as defined in the plan. The benefit is payable for a 15-year period following the executive’s termination of employment, subject to a vesting schedule that may vary for each participant in the plan. In addition, the monthly retirement benefit for each participant in the plan, regardless of age, becomes fully vested and the present value of all plan benefits is paid to participants in a lump sum upon a change in control of the Company (as defined in the plan). Benefits are payable from the general assets of the Company. The Company accounts for its obligation to each participant on the accrual basis. The aggregate liability for all participants under the supplemental executive retirement plan amounted to $1.3 million as of November 30, 2005 and $597,000 as of November 30, 2004. The cost of the program amounted to $684,000 in 2005 and $597,000 in 2004.

NOTE 11 - INCOME TAXES

The provision for income taxes:

	For The Years Ended November 30,
	2005	2004	2003
Current expense
Federal	$8,829	$10,600	$5,885
State	674	1,079	505

Total current expense	9,503	11,679	6,390

Deferred (benefit) expense
Federal	(1,303)	(7)	2,244
State	(176)	48	56

Total deferred (benefit) expense	(1,479)	41	2,300

Income tax expense	$8,024	$11,720	$8,690

The effective income tax rate differed from the federal statutory tax rate as follows:

	For The Years Ended November 30,
	2005	2004	2003
Income taxes at statutory rate	35.0%	35.0%	35.0%
Increase (decrease) in tax rate resulting from:
State taxes, net of federal benefit	1.6	2.4	1.6
Employee stock ownership plan (ESOP)	2.1	2.3	1.0
Captive insurance assessments	0.9
Other	(0.5)	(0.5)	(0.5)

Effective income tax rate	39.1%	39.2%	37.1%

HOOKER FURNITURE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

(Dollar and share amounts in tables, except per share amounts, in thousands unless otherwise indicated)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities were:

	November 30,
	2005	2004
Assets
Deferred compensation	$1,414	$1,133
Interest rate swaps	253	570
Allowance for bad debts	514	509
State income taxes	82	132
Restructuring	1,526	330
Other	77

Total deferred tax assets	3,866	2,674

Liabilities
Property	1,679	2,270
Inventory	1,578	1,153
Intangible assets	353	229
Employee benefits	900	809
Other		9

Total deferred tax liabilities	4,510	4,470

Net deferred tax liability	$644	$1,796

As of November 30, 2005, $466,000 of the deferred income taxes was classified as “other long-term liabilities” and $178,000 was classified as “other accrued expenses” in the consolidated balance sheets. As of November 30, 2004, $1.2 million of the deferred income taxes has been classified as “other long-term liabilities” and $623,000 has been classified as “other accrued expenses” in the consolidated balance sheets. The Company expects to fully utilize its deferred tax assets in future periods when the amounts become deductible, consequently no valuation allowance was recorded as of November 30, 2005 or November 30, 2004.

A portion of the change in the net deferred income tax liability relates to unrealized gains and losses on interest rate swaps that are included in shareholders’ equity. The related deferred tax expense amounted to $327,000 in 2005, $686,000 in 2004 and $34,000 in 2003 and was recorded directly to shareholders’ equity as a component of accumulated other comprehensive loss.

NOTE 12 – RESTRUCTURING CHARGES AND ASSETS HELD FOR SALE

The Company incurred significant restructuring charges in connection with the closing of wood furniture manufacturing plants in each of the past three years. These charges included severance and related benefits for terminated employees, asset impairment charges to write down real and personal property to fair market value (as determined based on market prices for similar assets in similar condition) less selling costs, factory disassembly and other related costs to prepare each facility for sale. Pretax restructuring charges reduced operating income by 1.5% of net sales in 2005 and by 0.5% of net sales in each of 2004 and 2003.

During 2005, the Company recorded aggregate restructuring charges of $5.3 million ($3.3 million after tax or $0.28 per share) principally related to:

•	the October 2005 closing of its Pleasant Garden, N.C. plant ($4.3 million) and the September 2005 consolidation of related plywood production at its Martinsville, Va. manufacturing facility ($406,000), which included $1.5 million in severance and related benefits for approximately 300 hourly and salaried employees, $2.9 million in related asset impairment charges and $258,000 for other costs to prepare the Pleasant Garden property for sale;

•	additional costs of $586,000 related to its Maiden, N.C. facility (which closed in 2004) and its Kernersville, N.C. facility (which closed in 2003), consisting of :

•	$322,000 principally for additional asset impairment and health care expenses incurred in connection with the sale of the Maiden real property; and

•	$264,000 of additional costs principally for environmental monitoring related to the closing of the Kernersville facility.

HOOKER FURNITURE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

(Dollar and share amounts in tables, except per share amounts, in thousands unless otherwise indicated)

In connection with the closing of the Pleasant Garden facility, the Company transferred related plywood production from a facility located in Martinsville, Va. to its main Martinsville manufacturing facility. The Company completed this transfer in the 2005 fourth quarter and expects to complete the conversion of this separate facility into a finished goods warehouse during the 2006 first quarter.

The Company reclassified to “assets held for sale” the real and personal property at the Pleasant Garden facility and certain plywood production equipment located at the Martinsville plywood facility, with an aggregate carrying value of $1.7 million net of anticipated selling expenses. These assets are included in “current assets” on the consolidated balance sheet as of November 30, 2005. In December 2005, the Company sold the majority of the machinery and equipment, having a carrying value of $907,000, for an aggregate consideration of $932,000 in cash, net of selling expense. The Company is actively marketing the remaining real and personal property and anticipates that they will be sold within the next twelve months. The Company anticipates recording $200,000 to $300,000 of additional restructuring charges, as incurred during 2006, in connection with the sale of the Pleasant Garden real property.

The 2004 restructuring and asset impairment charges totaled $1.6 million ($1.0 million after tax or $0.09 per share) and included:

•	costs related to the October 2004 closing of its Maiden, N.C. manufacturing facility ($1.5 million), which included $872,000 in severance and related benefits for approximately 280 hourly and salaried employees and approximately $637,000 in related asset impairment and other costs to prepare the facility for sale; and

•	additional health care costs ($95,000) related to its Kernersville, N.C. facility, which closed in 2003.

The Maiden, N.C. real property, machinery and equipment, with a carrying value of $5.4 million as of November 30, 2004, were reclassified to “assets held for sale.” All of these assets were sold during the 2005 first half for an aggregate consideration of $5.3 million in cash, net of selling expense, and a note receivable of $104,000.

In 2003, the Company recorded $1.5 million pretax ($911,000 after tax, or $0.08 per share) in restructuring charges related to the August 2003 closing of its Kernersville, N.C. wood furniture plant, which included $1.1 million in severance and related benefits for approximately 290 hourly and salaried employees and $366,000 in related asset impairment and other costs to prepare the property for sale. During the fourth quarter of 2003, the Company sold the Kernersville plant and some of its equipment for an aggregate consideration of $1.1 million ($164,000 in cash and a $900,000 note receivable), net of selling expenses. The property had an aggregate carrying value of $827,000. The Company received cash on the $900,000 note in 2004.

The Company has moved the production of a majority of the patterns and wood furniture products manufactured at the Pleasant Garden, Maiden and Kernersville, N.C. plants to other Company facilities, and has discontinued certain products.

HOOKER FURNITURE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

(Dollar and share amounts in tables, except per share amounts, in thousands unless otherwise indicated)

The following table sets forth the significant components of and activity related to the accrued restructuring and asset impairment charges for 2003, 2004 and 2005. Accrued restructuring charges are included in “accrued salaries, wages and benefits,” “other accrued expenses” and “other long-term liabilities” in the consolidated balance sheets. The expenses are included in “restructuring charges” in the consolidated statements of income:

	Severance and Related Benefits	Asset Impairment		Other	Pretax Amount	After-Tax Amount
Restructuring charges accrued during 2003 for the Kernersville, N.C. facility	$1,104		$45	$321	$1,470	$911
Non-cash charges			(45)		(45)
Cash payments	(1,061)			(271)	(1,332)

Accrued balance at November 30, 2003	43			50	93

Restructuring charges accrued during 2004 for the:
Maiden, N.C. facility	872		347	290	1,509
Kernersville, N.C. facility	95				95

Total	967		347	290	1,604	994
Non-cash charges			(347)		(347)
Cash payments	(642)			(115)	(757)

Accrued balance at November 30, 2004	368			225	593

Restructuring charges accrued during 2005 for the:
Pleasant Garden, N.C. and Martinsville, VA plywood facilities	1,464		2,942	258	4,664
Maiden, N.C. facility	157		180	(15)	322
Kernersville, N.C. facility	1			263	264

Total	1,622		3,122	506	5,250	3,255
Non-cash charges			(3,122)		(3,122)
Cash payments	(1,201)			(513)	(1,714)

Accrued balance at November 30, 2005	$789	$		$218	$1,007

NOTE 13 - QUARTERLY DATA (Unaudited)

	Fiscal Quarter
	First	Second	Third	Fourth
2005
Net sales	$80,526	$88,698	$82,398	$90,153
Gross profit	20,931	24,239	21,233	25,499
Net income	2,950	4,859	664	4,012

Basic and diluted earnings per share	$0.25	$0.41	$0.06	$0.34

2004
Net sales	$78,222	$91,490	$84,309	$91,923
Gross profit	20,412	25,486	23,140	26,439
Net income	4,040	5,514	3,203	5,447

Basic and diluted earnings per share	$0.35	$0.47	$0.27	$0.46

Earnings per share for each quarter is derived using the weighted average number of shares outstanding during that quarter. Unallocated ESOP shares are not considered outstanding for purposes of calculating earnings per share. Earnings per share for the year is derived using the weighted average number of shares outstanding on an annual basis. Consequently, the sum of earnings per share for the quarters may not equal earnings per share for the full year.

HOOKER FURNITURE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

(Dollar and share amounts in tables, except per share amounts, in thousands unless otherwise indicated)

NOTE 14 - COMMON STOCK

In June 2001, the Company announced that its Board of Directors had authorized the repurchase of up to $3.0 million of the Company’s common stock and announced an increase in that authorization of $2.2 million in October 2001, for an aggregate authorization of $5.2 million. There is no expiration date for this authorization. Repurchases may be made from time to time in the open market, or in privately negotiated transactions, at prevailing market prices that the Company deems appropriate. During 2005, the Company repurchased 50,000 shares of common stock for $930,000 in cash, or $18.60 per share. No shares of common stock were repurchased by or on behalf of the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended) during fiscal 2004. Through November 30, 2005, the Company had repurchased approximately 634,000 shares at a total cost of $3.44 million or an average of $5.42 per share. Based on the market value of the common stock as of November 30, 2005, the remaining $1.72 million of the authorization would allow the Company to repurchase approximately 111,000 shares, or 0.8%, of the 14.4 million shares outstanding, or 1.0% of the Company’s outstanding shares excluding the 3.7 million shares held by the ESOP.

NOTE 15 - SEGMENT INFORMATION

The Company is organized and reports its results of operations in one operating segment that imports, manufactures and markets residential furniture products, principally in North America. The nature of the products, production processes, distribution methods, types of customers and regulatory environment are similar for substantially all of the Company’s products.

NOTE 16 - COMMITMENTS, CONTINGENCIES AND OFF BALANCE SHEET ARRANGEMENTS

The Company leases warehousing facilities, showroom space, an upholstery frame plant and certain manufacturing, office and computer equipment under leases expiring over the next five years. Rent expense was $2.3 million in 2005, $2.4 million in 2004 and $2.4 million in 2003. Future minimum annual commitments under leases and operating agreements amount to $2.6 million in 2006, $1.9 million in 2007, $1.1 million in 2008, $898,000 in 2009 and $505,000 in 2010 and $173,000 thereafter.

The Company had letters of credit outstanding totaling $1.7 million on November 30, 2005 and $8.3 million on November 30, 2004. The Company utilizes letters of credit to collateralize its imported inventory purchases and certain insurance arrangements.

In the ordinary course of its business, the Company may become involved in legal proceedings involving contractual and employment relationships, product liability claims, intellectual property rights and a variety of other matters. The Company does not believe that any pending legal proceedings will have a material impact on the Company’s financial position or results of operations.

NOTE 17 - SUBSEQUENT EVENTS

Of the $1.7 million in carrying value of “assets held for sale” as of November 30, 2005, the Company sold the majority of the machinery and equipment in December 2005, having a carrying value of $907,000, for an aggregate consideration of $932,000 in cash, net of selling expense. The Company is actively marketing the remaining real and personal property and anticipates that they will be sold within the next twelve months. See “Note 12 – Restructuring.”

On January 13, 2006, awards totaling 4,851 shares of restricted common stock were granted to six non-employee members of the Board of Directors. Each award is subject to vesting requirements and other limitations in accordance with the Hooker Furniture 2005 Stock Incentive Plan approved by shareholders at the 2005 annual shareholders meeting.

EXHIBIT INDEX

Exhibit	Description
10.1(c)	Summary of Compensation for Named Executive Officers (filed herewith)*

10.1(d)	Summary of Director Compensation (filed herewith)*

23	Consent of Independent Registered Public Accounting Firm (filed herewith)

31.1	Rule 13a-14(a) Certification of the Company’s principal executive officer (filed herewith)

31.2	Rule 13a-14(a) Certification of the Company’s principal financial officer (filed herewith)

32.1	Rule 13a-14(b) Certification of the Company’s principal executive officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.2	Rule 13a-14(b) Certification of the Company’s principal financial officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

*	Management contract or compensatory plan.