Form 10-Q
period 2006-02-28
HOOKER FURNITURE CORP
filed 2006-04-12
CIK 1077688

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended February 28, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Large accelerated Filer  ☐        Accelerated Filer  ☒        Non-accelerated Filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of April 12, 2006.

Common stock, no par value	14,430,151
(Class of common stock)	(Number of shares)

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

HOOKER FURNITURE CORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATED BALANCE SHEETS

(In thousands, including share data)

	February 28, 2006	November 30, 2005
Assets
Current assets
Cash and cash equivalents	$26,910	$16,365
Trade accounts receivable, less allowance for doubtful accounts of $1,348 and $1,352 on each date	44,282	43,993
Inventories	64,516	68,718
Prepaid expenses and other current assets	3,385	4,042
Assets held for sale	735	1,656

Total current assets	139,828	134,774
Property, plant and equipment, net	36,394	37,006
Goodwill	2,396	2,396
Intangible assets	4,546	4,590
Cash surrender value of life insurance policies	9,968	9,880
Other assets	401	406

Total assets	$193,533	$189,052

Liabilities and Shareholders’ Equity
Current liabilities
Trade accounts payable	$15,663	$13,872
Accrued salaries, wages and benefits	5,224	6,272
Other accrued expenses	3,793	2,628
Current maturities of long-term debt	2,325	2,283

Total current liabilities	27,005	25,055
Long-term debt, excluding current maturities	10,414	11,012
Deferred compensation	3,315	3,516
Other long-term liabilities	753	857

Total liabilities	41,487	40,440
Shareholders’ equity
Common stock, no par value, 20,000 shares authorized, 14,430 and 14,425 shares issued and outstanding on each date	9,960	9,516
Unearned ESOP and restricted stock award shares, 2,503 and 2,538 shares on each date	(15,664)	(15,861)
Retained earnings	157,911	155,183
Accumulated other comprehensive loss	(161)	(226)

Total shareholders’ equity	152,046	148,612

Total liabilities and shareholders’ equity	$193,533	$189,052

The accompanying notes are an integral part of the consolidated financial statements.

HOOKER FURNITURE CORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	Three Months Ended
	February 28, 2006	February 28, 2005
Net sales	$85,339	$80,526
Cost of sales	62,360	59,595

Gross profit	22,979	20,931
Selling and administrative expenses	17,016	15,486
Restructuring and asset impairment charges	188	366

Operating income	5,775	5,079
Other income, net	244	133

Income before interest and income taxes	6,019	5,212
Interest expense	231	339

Income before income taxes	5,788	4,873
Income taxes	2,228	1,923

Net income	$3,560	$2,950

Earnings per share:
Basic	$0.30	$0.25

Diluted	$0.30	$0.25

Weighted average shares outstanding:
Basic	11,888	11,767

Diluted	11,890	11,767

The accompanying notes are an integral part of the consolidated financial statements.

HOOKER FURNITURE CORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended
	February 28, 2006	February 28, 2005
Cash flows from operating activities
Cash received from customers	$85,198	$84,539
Cash paid to suppliers and employees	(73,206)	(74,380)
Income taxes paid, net	(299)	(275)
Interest paid, net	(101)	(392)

Net cash provided by operating activities	11,592	9,492

Cash flows from investing activities
Purchase of property, plant and equipment	(552)	(1,280)
Proceeds from the sale of property and equipment	893	5,155

Net cash provided by investing activities	341	3,875

Cash flows from financing activities
Payments on long-term debt	(556)	(2,740)
Cash dividends paid	(832)	(824)

Net cash used in financing activities	(1,388)	(3,564)

Net increase in cash and cash equivalents	10,545	9,803
Cash and cash equivalents at beginning of period	16,365	9,230

Cash and cash equivalents at end of period	$26,910	$19,033

Reconciliation of net income to net cash provided by operating activities
Net income	$3,560	$2,950
Depreciation and amortization	1,221	2,176
Non-cash ESOP cost and restricted stock awards	641	897
Restructuring and asset impairment charges	188	366
Gain on disposal of property		(1)
Provision for doubtful accounts	65	214
Deferred income tax expense (benefit)	366	(126)
Changes in assets and liabilities:
Trade accounts receivable	(354)	3,664
Inventories	4,202	5,846
Prepaid expenses and other assets	542	(629)
Trade accounts payable	1,791	(4,370)
Accrued salaries, wages and benefits	(1,048)	(2,956)
Accrued income taxes	951	1,110
Other accrued expenses	(307)	356
Other long-term liabilities	(226)	(5)

Net cash provided by operating activities	$11,592	$9,492

The accompanying notes are an integral part of the consolidated financial statements.

HOOKER FURNITURE CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar and share amounts in tables, except per share amounts, in thousands unless otherwise indicated)

For the Quarterly Period Ended February 28, 2006

1. Preparation of Interim Financial Statements

The consolidated financial statements of Hooker Furniture Corporation and subsidiaries (referred to as “Hooker” or the “Company”) have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, these statements include all adjustments necessary for a fair presentation of the results of all interim periods reported herein. All such adjustments are of a normal recurring nature. Certain information and footnote disclosures prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) are condensed or omitted pursuant to SEC rules and regulations. However, management believes that the disclosures made are adequate for a fair presentation of results of operations and financial position. Operating results for the interim periods reported herein may not be indicative of the results expected for the year. These financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s annual report on Form 10-K for the fiscal year ended November 30, 2005.

2. Inventories

	February 28, 2006	November 30, 2005
Finished furniture	$66,177	$68,985
Furniture in process	2,130	1,961
Materials and supplies	8,084	9,531

Inventories at FIFO	76,391	80,477
Reduction to LIFO basis	11,875	11,759

Inventories	$64,516	$68,718

At the beginning of the 2006 fiscal year, the Company adopted Statement of Financial Accounting Standards No. 151, Inventory Costs: an Amendment to ARB No. 43. This statement clarifies the types of costs that should be expensed rather than capitalized as inventory, and also clarifies the circumstances under which fixed overhead costs, such as abnormal amounts of idle facility expense, freight, handling costs and wasted material, associated with operating facilities involved in inventory processing should be expensed or capitalized. The adoption of SFAS 151 did not have a material impact on the Company’s financial position or results of operations.

3. Property, Plant and Equipment

	February 28, 2006	November 30, 2005
Buildings and land improvements	$42,391	$42,413
Machinery and equipment	32,201	31,539
Furniture and fixtures	26,541	25,708
Other	3,213	3,263

Total depreciable property at cost	104,346	102,923
Less accumulated depreciation	71,161	68,631

Total depreciable property, net	33,185	34,292
Land	1,715	1,715
Construction in progress	1,494	999

Property, plant and equipment, net	$36,394	$37,006

4. Goodwill and Intangible Assets

	February 28, 2006	November 30, 2005
Goodwill	$2,396	$2,396

Non-amortizable Intangible Assets
Trademarks and trade names	$4,400	$4,400

Amortizable Intangible Assets
Non-compete agreements	$700	$700
Less accumulated amortization	554	510

Net carrying value	146	190

Intangible assets	$4,546	$4,590

5. Long-Term Debt

	February 28, 2006	November 30, 2005
Term Loan A	$12,739	$13,295
Revolving credit facility

Total long-term debt outstanding	12,739	13,295
Less current maturities	2,325	2,283

Long-term debt, less current maturities	$10,414	$11,012

6. Restructuring Charges and Assets Held for Sale

	Severance and Related Benefits	Asset Impairment		Other	Total
Accrued balance at November 30, 2005	$789			$218	$1,007
Restructuring charges accrued for the
Pleasant Garden N.C. plant and
Martinsville, Va. plywood facilities			$47	141	188
Non-cash charges			(47)		(47)
Cash payments	(96)			(124)	(220)

Balance at February 28, 2006	$693	$		$235	$928

During the 2006 first quarter, the Company recorded aggregate restructuring and asset impairment charges of $188,000 ($117,000 after tax or $0.01 per share) principally for costs to prepare the Pleasant Garden, N.C. manufacturing facility for sale ($141,000) and additional asset impairment ($47,000) related to the closing of the facility.

In December 2005, the Company sold the majority of the Pleasant Garden and plywood facilities’ machinery and equipment (included in “assets held for sale” on the consolidated balance sheets) for an aggregate consideration of $932,000 in cash, less selling expenses and related costs of $39,000. The Company is actively marketing the remaining Pleasant Garden real and personal property and anticipates that it will be sold within the next twelve months. The Company anticipates recording $100,000 to $200,000 of additional restructuring charges, as incurred during 2006, in connection with the sale of the Pleasant Garden real property.

7. Other Comprehensive Income

	Three Months Ended
	February 28, 2006	February 28, 2005
Net income	$3,560	$2,950
Gain on interest rate swaps	61	125
Portion of swap agreements’ fair value reclassified to interest expense	45	166

Other comprehensive income before tax	106	291
Income tax expense	(41)	(111)

Other comprehensive income, net of tax	65	180

Comprehensive income	$3,625	$3,130

8. Employee Stock Ownership Plan (“ESOP”) Cost

	Three Months Ended
	February 28, 2006	February 28, 2005
Average closing market price per share	$16.15	$23.56
Number of shares committed to be released (in whole shares)	39,397	38,067

Non-cash ESOP cost	$636	$897
Administrative cost	18	24

Total ESOP cost	$654	$921

9. Share-Based Compensation

As of the beginning of the 2006 fiscal year, the Company adopted Statement of Financial Accounting Standards No. 123R, Share-Based Payments (“SFAS 123R”). The Company issued restricted stock awards to non-employee members of the board of directors in January 2006 and expects to issue restricted stock or other forms of stock-based compensation awards to eligible directors and employees in the future under the Hooker Furniture Corporation 2005 Stock Incentive Plan (“Stock Plan”), which will be accounted for in accordance with SFAS 123R.

The Company’s Stock Plan permits incentive awards of restricted stock, restricted stock units, stock appreciation rights and performance grants to key employees and non-employee directors. A maximum of 750,000 shares of the Company’s common stock is available for issuance under the Stock Plan. On January 16, 2006, a total of 4,851 shares of restricted common stock were granted to the six non-employee members of the board of directors. These shares will vest if each director remains on the board through a 36-month service period, or may vest earlier under circumstances specified in the Stock Plan. No shares vested or were forfeited during the period. The grant-date fair value of stock awards issued during the 2006 first quarter was $15.81 per share, before taking into account projected forfeitures.

In accordance with SFAS 123R, the Company accounts for these awards as “non-vested equity shares.” These shares had an aggregate grant-date fair value of $54,000. During the 2006 first quarter, the Company recognized non-cash compensation expense of approximately $5,000 related to these non-vested awards. The remaining $49,000 of grant-date fair value will be recognized over the remaining 34 months of the vesting period for these awards.

Shares awarded under the Stock Plan that have not yet vested are included in diluted earnings per share. Basic and diluted earnings per share are calculated using the following share data:

	Three Months Ended
	February 28, 2006	February 28, 2005
Weighted average shares outstanding for basic earnings per share	11,888	11,767
Weighted average restricted stock awards	2

Weighted average shares outstanding for diluted earnings per share	11,890	11,767

Item 2. Management’s Discussion and Analysis

Overview

Following are the principal factors that impacted the Company’s results of operations during the 2006 first quarter.

•	Net sales continued to increase for imported wood, metal and upholstered furniture. This increase was partially offset by continued declines in net sales for domestically manufactured wood furniture and a moderate decline in net sales for domestically produced upholstered furniture.

•	Gross profit margin improved to 26.9% compared to 26.0% in the 2005 first quarter driven by an increase in the proportion of net sales from higher margin imported wood, metal and upholstered furniture. This improvement was partially offset by declines in gross profit for both domestically produced wood and domestically produced upholstered furniture attributed to higher material and overhead costs as a percentage of net sales.

•	Selling and administrative expenses increased to 19.9% as a percentage of net sales from 19.2% in the 2005 first quarter due to higher warehousing and distribution costs related to the growth in imported wood and metal furniture shipments and increased spending for supply chain initiatives.

Results of Operations

The following table sets forth the percentage relationship to net sales of certain items included in the statements of income.

	Three Months Ended
	February 28, 2006	February 28, 2005
Net sales	100.0%	100.0%
Cost of sales	73.1	74.0

Gross profit	26.9	26.0
Selling and administrative expenses	19.9	19.2
Restructuring and related asset impairment charges	0.2	0.5

Operating income	6.8	6.3
Other income, net	0.3	0.2

Income before interest and income taxes	7.1	6.5
Interest expense	0.3	0.4

Income before income taxes	6.8	6.1
Income taxes	2.6	2.4

Net income	4.2%	3.7%

Net sales for the first quarter ended February 28, 2006, increased $4.8 million or 6.0%, to $85.3 million compared to net sales of $80.5 million in the 2005 first quarter.

Net sales of the Company’s wood and metal furniture during the 2006 first quarter increased 7.6% or $4.9 million, to $69.5 million from $64.6 million in the 2005 first quarter as a result of increased unit volume. These sales gains were the result of a 25.4% or $11.0 million increase in imported furniture shipments to $54.4 million from $43.4 million in the 2005 first quarter. This increase was partially offset by a decline in shipments of domestically produced wood furniture of 28.9% or $6.1 million, to $15.1 million in the 2006 first quarter compared to $21.2 million in the prior year period.

Net sales of Bradington-Young’s upholstered furniture declined slightly to $15.8 million in the 2006 first quarter from $15.9 million during the 2005 first quarter, due to a moderate decline in unit shipments for domestic upholstered furniture. However, this decline was largely offset by increased sales in the imported Seven Seas Seating category and an increase in average selling prices for both imported and domestically produced upholstered furniture.

Average selling prices increased slightly for wood, metal and upholstered furniture during the 2006 first quarter compared with the same 2005 period principally due to the mix of products shipped.

Gross profit margin increased to 26.9% of net sales in the 2006 first quarter compared to 26.0% in the 2005 first quarter. This improvement was the result of an increase in the gross profit margin for wood and metal furniture, partially offset by a decline in the gross margin for upholstered furniture. The increase in gross margin on wood and metal furniture was principally due to product mix, and was partially offset by lower gross profit margin on domestically produced wood furniture. Production costs as a percentage of net sales for the Company’s domestic wood furniture operations were higher in the 2006 period than in the 2005 period. This increase was principally the result of lower production levels and temporary inefficiencies created in transferring production from the Pleasant Garden, N.C. manufacturing facility to the Roanoke and Martinsville, Va. wood furniture plants.

Bradington-Young’s gross profit margin decline for the 2006 quarter versus the same period a year ago was primarily due to the increased costs of upholstery foam and the mix of products shipped.

Higher selling and administrative expenses partially offset improvements in net sales and gross margin. As a percentage of net sales, selling and administrative expenses increased by 0.7%, to 19.9% in the current quarter from 19.2% in the prior year period. Selling and administrative expenses increased by 9.9% or $1.5 million, to $17.0 million from $15.5 million in the 2005 period, as a result of higher warehousing and distribution costs associated with the growth in imported wood and metal furniture shipments coupled with increased spending for supply chain initiatives.

The non-cash cost of the Company’s ESOP for the 2006 first quarter decreased $261,000 to $636,000 compared to $897,000 in the first quarter of 2005 due to the decline in the average market price of the Company’s common stock. The Company records non-cash ESOP cost for the number of shares that it commits to release to eligible employees at the average closing market price of the Company’s common stock during each respective period. The Company committed to release 39,397 shares during the 2006 first quarter, having an average closing market price of $16.15 per share; and 38,067 shares during the 2005 first quarter, having an average closing market price of $23.56 per share. The cost of the plan is allocated to cost of goods sold and selling and administrative expenses based on employee compensation. Substantially all employees participate in the ESOP.

During the 2006 first quarter, the Company recorded restructuring and asset impairment charges of $188,000 ($117,000 after tax or $0.01 per share) to prepare the Pleasant Garden, N.C. manufacturing facility for sale ($141,000) and for additional asset impairment ($47,000) related to the closing of this facility.

In connection with the closing of the Pleasant Garden facility, the Company transferred plywood production from a facility located in Martinsville, Va. to its main Martinsville manufacturing facility. The Company completed the conversion of the plywood production facility into a finished goods warehouse in February 2006.

In December 2005, the Company sold the majority of the Pleasant Garden and plywood facilities’ machinery and equipment (included in “assets held for sale” on the consolidated balance sheets) for an aggregate consideration of $932,000 in cash, less selling expenses and related costs of $39,000. The Company is actively marketing the remaining Pleasant Garden real and personal property and anticipates that it will be sold within the next twelve months. The Company anticipates recording $100,000 to $200,000 of additional restructuring charges, as incurred during 2006, in connection with the sale of the Pleasant Garden real property.

In the 2005 first quarter, the Company recorded restructuring charges of $366,000 ($227,000 after tax or $0.02 per share) for factory disassembly costs, additional health care benefits for terminated employees, and an additional asset impairment charge related to the closing and sale of the Maiden, N.C. manufacturing facility.

Operating income in the 2006 first quarter increased 13.7%, to $5.8 million from $5.1 million in the prior year period, as a result of increases in net sales and gross profit. As a percentage of net sales, operating income increased to 6.8% in the current quarter, compared to 6.3% for the 2005 first quarter, principally due to the improved gross profit margin.

Other income, net increased 83.5% or $111,000, to $244,000 in the 2006 first quarter from $133,000 in the 2005 period, principally as a result of increased interest income earned on higher cash and cash equivalent balances in the current year period compared to the 2005 first quarter.

Interest expense decreased 31.9% or $108,000 to $231,000 during the first quarter of 2006 from $339,000 in the 2005 period. The decline in 2006 is principally due to declining debt levels resulting from principal repayments, partially offset by higher weighted average interest rates on the Company’s outstanding borrowings.

Interest expense also includes the amortization of a $3.0 million payment made in 2003 to terminate an interest rate swap agreement related to Term Loan A. Amortization of this payment increased interest expense by $87,000 in the 2006 first quarter and $101,000 in the 2005 first quarter, effectively resulting in a fixed interest rate of 7.4% on Term Loan A.

The Company’s effective tax rate decreased to 38.5% for the 2006 first quarter compared to 39.5% for the same 2005 period. The decrease is principally attributed to a decrease in the impact of non-cash ESOP cost for 2006, which constitutes a lower proportion of income before income taxes than in 2005.

Net income for the 2006 first quarter increased 20.7% to $3.6 million, or $0.30 per share, compared to $2.9 million, or $0.25 per share, in the comparable 2005 period. As a percentage of net sales, net income increased to 4.2% in the 2006 first quarter, compared to 3.7% for the 2005 first quarter.

Outlook

The Company expects continued strength in demand for its imported wood and metal products and continuing challenges for domestically produced wood furniture, and has responded to this environment in the following ways:

•	Incorporating both imported and domestically produced furniture in exciting new whole-home collections such as Intimate Home;

•	Coordinating wood and upholstered furniture more closely in designing, marketing and selling quality home furnishings;

•	Incorporating innovative functional features into new products, such as “Reversica” hideaway home entertainment consoles that easily swivel 180 degrees and function as a plasma TV console on one side and as a hutch or library on the other, and “pop-up-and-swivel” motorized TV lifts;

•	Adding design features and materials such as brass and antiqued glass, and upgrading wood finishes to provide a more sophisticated look and feel that enhances appeal and value to customers, such as with Kimball Bridge entertainment units;

•	Adjusting domestic production capacity to changing consumer demand by closing three wood furniture plants between 2003 and 2005;

•	Continuing to expand its marketing and customer service programs, including additional gallery and boutique collaborations with existing dealers.

Hooker continues to expand its “store within a store” display galleries and boutiques with the Company’s existing dealers through “Smart Living Showplaces” dedicated exclusively to multi-category and whole-home collections under the Hooker and Bradington-Young brands. In addition, the Company continues to expand and support other gallery programs such as Intimate Home boutiques.

The Company has initiatives underway that it believes will improve opportunities to expand upholstery sales and profits. Bradington-Young is moving into a new showroom for the Spring International Home Furnishings Market with greater visibility and is offering a new program for the design trade. Bradington-Young will also be launching extensive new product introductions, some of which are planned to ship at the end of the 2006 second quarter. As a result, the Company expects a strong Spring Market for its upholstery division.

In 2005, Hooker Furniture announced the creation of a new supply chain management department, and continues to make key investments to refine its business in the area of logistics, personnel and systems. The Company expects that these initiatives will increase inventory turnover and logistics efficiency and position it to provide significant enhancements in inventory availability, product delivery, and customer service, while lowering Company distribution costs as a percentage of net sales.

Based on continuing improvement in product availability and a good backlog of orders spurred by strong introductions at the October 2005 market, the Company forecasts an increase in net sales of 3% to 7% for the 2006 second quarter compared to the same period a year ago.

Financial Condition, Liquidity and Capital Resources

Balance Sheet and Working Capital

As of February 28, 2006, assets totaled $193.5 million, increasing from $189.1 million at November 30, 2005, primarily due to an increase in cash and cash equivalents, partially offset by a decrease in inventories and assets held for sale. Shareholders’ equity at February 28, 2006, was $152.0 million, compared to $148.6 million at November 30, 2005. The Company’s long-term debt, including current maturities, was $12.7 million at February 28, 2006, decreasing from $13.3 million at November 30, 2005, as a result of scheduled debt repayments.

Working capital increased $3.1 million or 2.8%, to $112.8 million as of February 28, 2006, from $109.7 million at the end of fiscal 2005, reflecting a $5.1 million increase in current assets, partially offset by a $2.0 million increase in current liabilities. The increase in current assets is principally due to an increase of $10.5 million in cash and cash equivalents, partially offset by a decrease of $4.2 million in inventories and a decrease of $921,000 in assets held for sale. The increase in current liabilities is principally attributed to increases of $1.8 million in accounts payable and $950,000 in accrued income taxes, partially offset by a $1.0 million decrease in accrued salaries, wages and benefits. Inventories decreased 6.1%, to $64.5 million as of February 28, 2006, from $68.7 million at November 30, 2005, principally due to a decline in domestically produced wood furniture inventories resulting from closing the Pleasant Garden, N.C. plant. Trade accounts payable increased to $15.7 million as of February 28, 2006, from $13.9 million at November 30, 2005, principally attributed to the timing of payments for imported furniture purchases.

Cash Flows – Operating, Investing and Financing Activities

During the three months ended February 28, 2006, cash generated from operations ($11.6 million) and proceeds from the sale of property and equipment ($893,000) funded a net increase in cash and cash equivalents ($10.5 million); cash dividends ($832,000); payments on long-term debt ($556,000); and the purchase of property, plant and equipment ($552,000).

During the three months ended February 28, 2005, cash generated from operations ($9.5 million) and proceeds from the sale of property and equipment ($5.2 million, principally from the sale of substantially all of the Maiden, N.C. property), funded an increase in available cash and cash equivalents ($9.8 million), the repayment of long-term debt ($2.7 million), capital expenditures ($1.3 million) and dividend payments ($824,000).

Cash generated from operations during the first three months of 2006 of $11.6 million increased 22.1% or $2.1 million from $9.5 million in the 2005 period. The increase was due to lower payments made to suppliers and employees, an increase in cash received from customers, and reduced interest payments. Payments to suppliers and employees were $1.2 million lower, principally as a result of lower domestic production levels compared to the prior year. Cash received from customers increased $659,000 as a result of higher net sales. Interest payments declined $291,000 as a result of lower outstanding debt levels compared to the prior year. In March 2005, the Company completed payments on a term loan, and in May 2005, the Company completed the early redemption of the industrial revenue bonds for $4.6 million in cash.

The Company generated cash of $341,000 from investing activities during the first three months of 2006 as a result of the sale of substantially all of the machinery and equipment from the Pleasant Garden, N.C. wood furniture plant and related Martinsville, Va. plywood supply plant for an aggregate consideration of $893,000, net of selling expenses. In the prior year period, the Company received cash of $5.2 million from the sale of substantially all of the real and personal property located at the Maiden, N.C. wood furniture plant. Purchases of plant, equipment and other assets to maintain and enhance the Company’s facilities and business operating systems declined $728,000 to $552,000 in the 2006 period compared with $1.3 million in the same 2005 period principally as a result of declining investment requirements for wood furniture production facilities.

The Company used cash of $1.4 million for financing activities during the 2006 first quarter compared to $3.6 million in the prior year period. During 2006, the Company made a scheduled principal repayment of $556,000 on Term Loan A and paid cash dividends of $832,000. In the 2005 period, the Company made scheduled principal repayments of $1.7 million on its term loans, repaid $1.0 million on its revolving credit facility and paid cash dividends of $824,000.

Swap Agreements

The aggregate fair market value of the Company’s interest rate swap agreements decreases when interest rates decline and increases when interest rates rise. While interest rates have increased since the 2003 second quarter through the 2006 first quarter, overall, interest rates have declined since the inception of the Company’s swap agreements. The aggregate decrease in the fair market value of the effective portion of these agreements of $161,000 ($259,000 pre-tax) as of February 28, 2006, and $226,000 ($364,000 pre-tax) as of November 30, 2005, is reflected under the caption “accumulated other comprehensive loss” in the consolidated balance sheets. Approximately $90,000 of the aggregate pre-tax decrease in fair market value of the agreements is expected to be reclassified into interest expense during the next twelve months.

Debt Covenant Compliance

The credit agreement for Term Loan A and the Company’s revolving credit facility contains, among other requirements, financial covenants as to minimum tangible net worth, debt service coverage, the ratio of funded debt to earnings before interest, taxes, depreciation, and amortization and maximum capital expenditures. The Company was in compliance with these covenants as of February 28, 2006.

Liquidity and Capital Expenditures

As of February 28, 2006, the Company had $13.7 million available under its revolving credit line to fund working capital needs and $19.7 million available under additional committed lines of credit to support the issuance of letters of credit. The Company believes it has the financial resources (including available cash and cash equivalents, expected cash flow from operations, and lines of credit) needed to meet business requirements for the foreseeable future, including capital expenditures, working capital, dividends on the Company’s common stock, repurchases under the Company’s stock repurchase program, and repayment of outstanding debt. Cash flow from operations is highly dependent on customer order rates and the Company’s operating performance. The Company expects to spend an aggregate of $4.1 to $4.5 million in capital expenditures during the remainder of fiscal 2006 to maintain and enhance its facilities and operating systems, principally those supporting growth in imported products and to fund distribution and supply chain management initiatives.

Dividends

At its March 31, 2006 meeting, the board of directors of the Company increased the quarterly cash dividend by $0.01 to $0.08 per share. The dividend will be payable on May 31, 2006 to shareholders of record May 17, 2006.

Forward-Looking Statements

Certain statements made in this report, including certain statements under Item 2. Management’s Discussion and Analysis, are not historical facts, but are forward-looking statements. These statements reflect the Company’s reasonable judgment and outlook with respect to future events and can be identified by the use of forward-looking terminology such as “believes,” “expects,” “projects,” “may,” “will,” “should,” “would,” or “anticipates,” or the negative thereof, or other variations thereon, or comparable terminology, or by discussions of strategy. These statements are subject to risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements, including but not limited to:

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

The Company’s obligations under its lines of credit and outstanding term loan all bear interest at variable rates. The Company’s outstanding long-term debt (including current maturities) as of February 28, 2006, amounted to $12.7 million under Term Loan A. As of February 28, 2006, no balance was outstanding under the Company’s revolving credit line. The Company has entered into an interest rate swap agreement that, in effect, fixes the rate of interest paid on Term Loan A at 4.1% through 2010 (7.4% when the effect of a previously terminated swap agreement is taken into account in determining interest expense).

A fluctuation in market interest rates of one percentage point (or 100 basis points) would not have a material impact on the Company’s results of operations or financial condition. For additional discussion of the Company’s swap agreements see “Swap Agreements” in Management’s Discussion and Analysis in the Company’s annual report on Form 10-K and this quarterly report.

For imported products, the Company generally negotiates firm pricing denominated in U.S. Dollars with its foreign suppliers, for periods typically of up to one year. The Company accepts the exposure to exchange rate movements beyond these negotiated periods without using derivative financial instruments to manage this risk. The Company purchases a majority of its imports from companies located in China. China’s currency now floats within a limited range in relation to the U.S. Dollar, resulting in additional exposure to foreign currency exchange rate fluctuations.

Since the Company transacts its imported product purchases in U.S. Dollars, a relative decline in the value of the U.S. Dollar could increase the price paid by the Company for imported products and adversely impact sales volume and profit margin during affected periods. However, the Company generally expects to reflect substantially all of the effect of any price increases from suppliers in the prices it charges for its imported products.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on their most recent review, which was made as of the end of the Company’s fiscal quarter ended February 28, 2006, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure and are effective to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Controls

There have been no changes in the Company’s internal control over financial reporting during the Company’s quarter ended February 28, 2006, that have materially affected, or are reasonably likely to affect materially, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

In June 2001, the Company announced that its board of directors had authorized the repurchase of up to $3.0 million of the Company’s common stock and announced an increase in that authorization of $2.2 million in October 2001, for an aggregate authorization of $5.16 million. Through February 28, 2006, the Company has repurchased approximately 634,000 shares of Company common stock at a total cost of $3.44 million or an average of $5.42 per share under this authorization. Repurchases may be made from time to time in the open market, or in privately negotiated transactions, at prevailing market prices that the Company deems appropriate. There is no expiration date for this authorization. No shares of common stock were repurchased by or on behalf of the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended) during the first quarter of 2006. Based on the market value of the common stock as of February 28, 2006, the remaining $1.72 million of the authorization would allow the Company to repurchase approximately 112,150 shares, or 0.8%, of the 14.4 million shares outstanding, or 1.0% of the Company’s outstanding shares excluding the 3.7 million shares held by the ESOP.

Item 5. Other Information

EBIT and EBITDA

Set forth below are the Company’s earnings before interest and income taxes, or EBIT, and earnings before interest, income taxes, depreciation and amortization, or EBITDA, for the three-month periods ended February 28, 2006 and February 28, 2005. This information has been derived from the Company’s unaudited consolidated financial statements. For each period presented, EBIT and EBITDA have been reconciled to the Company’s net cash provided by operating activities. The Company provides these non-GAAP measures because it believes they are widely accepted financial indicators of the Company’s liquidity. EBIT and EBITDA exclude recurring cash and non-cash expenses such as interest, taxes, depreciation and amortization, and thus do not reflect all factors affecting the Company’s results of operations as reported under GAAP. This information should be read in conjunction with the consolidated financial statements, including the related Notes, and Management’s Discussion and Analysis included elsewhere in this quarterly report on Form 10-Q and in the Company’s annual report on Form 10-K for the year ended November 30, 2005.

	For Three Months Ended
	February 28, 2006	February 28, 2005
Net cash provided by operating activities	$11,592	$9,492
Depreciation and amortization	(1,221)	(2,176)
Non-cash ESOP cost and restricted stock awards	(641)	(897)
Restructuring and related asset impairment charges	(188)	(366)
Gain on disposal of property		1
Provision for doubtful accounts	(65)	(214)
Deferred income tax (expense) benefit	(366)	126
Net increase in assets and liabilities	(5,551)	(3,016)

Net income	3,560	2,950
Income taxes	2,228	1,923
Interest expense	231	339

Earnings before interest and income taxes (EBIT)	6,019	5,212
Depreciation and amortization	1,221	2,176

Earnings before interest, income taxes, depreciation, and amortization (EBITDA)	$7,240	$7,388

Item 6. Exhibits

3.1	Amended and Restated Articles of Incorporation of the Company, as amended March 28, 2003 (incorporated by reference to Exhibit 3.1 of the Company’s Form 10-Q (SEC File No. 000-25349) for the quarter ended February 28, 2003)

3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form 10 (SEC File No. 000-25349))

4.1	Amended and Restated Articles of Incorporation of the Company (See Exhibit 3.1)

4.2	Amended and Restated Bylaws of the Company (See Exhibit 3.2)

10.1	Form of Outside Director Restricted Stock Agreement (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K (SEC File No. 000-25349) filed January 17, 2006)

31.1*	Rule 13a-14(a) Certification of the Company’s principal executive officer

31.2*	Rule 13a-14(a) Certification of the Company’s principal financial officer

32.1*	Rule 13a-14(b) Certification of the Company’s principal executive officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Rule 13a-14(b) Certification of the Company’s principal financial officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOOKER FURNITURE CORPORATION

Date: April 12, 2006	By:	/s/ R. Gary Armbrister
R. Gary Armbrister
Chief Accounting Officer
(Principal Accounting Officer)

Exhibit Index

Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation of the Company, as amended March 28, 2003 (incorporated by reference to Exhibit 3.1 of the Company’s Form 10-Q (SEC File No. 000-25349) for the quarter ended February 28, 2003)

3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form 10 (SEC File No. 000-25349))

4.1	Amended and Restated Articles of Incorporation of the Company (See Exhibit 3.1)

4.2	Amended and Restated Bylaws of the Company (See Exhibit 3.2)

10.1	Form of Outside Director Restricted Stock Agreement (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K (SEC File No. 000-25349) filed January 17, 2006)

31.1*	Rule 13a-14(a) Certification of the Company’s principal executive officer

31.2*	Rule 13a-14(a) Certification of the Company’s principal financial officer

32.1*	Rule 13a-14(b) Certification of the Company’s principal executive officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Rule 13a-14(b) Certification of the Company’s principal financial officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith