Form 10-Q
period 2006-05-31
HOOKER FURNITURE CORP
filed 2006-07-10
CIK 1077688

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended May 31, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated Filer  ☐    Accelerated Filer  ☒    Non-accelerated Filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of July 6, 2006.

Common stock, no par value	14,429,367
(Class of common stock)	(Number of shares)

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

HOOKER FURNITURE CORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATED BALANCE SHEETS

(In thousands, including share data)

	May 31, 2006	November 30, 2005
Assets
Current assets
Cash and cash equivalents	$12,649	$16,365
Trade accounts receivable, less allowance for doubtful accounts of $1,393 and $1,352 on each date	44,832	43,993
Inventories	83,072	68,718
Prepaid expenses and other current assets	2,678	4,042
Assets held for sale	34	1,656

Total current assets	143,265	134,774
Property, plant and equipment, net	36,958	37,006
Goodwill	2,396	2,396
Intangible assets	4,502	4,590
Cash surrender value of life insurance policies	11,045	9,880
Other assets	834	406

Total assets	$199,000	$189,052

Liabilities and Shareholders’ Equity
Current liabilities
Trade accounts payable	$14,272	$13,872
Accrued salaries, wages and benefits	6,331	6,272
Other accrued expenses	4,252	2,628
Current maturities of long-term debt	2,368	2,283

Total current liabilities	27,223	25,055
Long-term debt, excluding current maturities	9,806	11,012
Deferred compensation	3,615	3,516
Other long-term liabilities	522	857

Total liabilities	41,166	40,440

Shareholders’ equity
Common stock, no par value, 20,000 shares authorized, 14,430 and 14,425 shares issued and outstanding on each date	10,492	9,516
Unearned ESOP and restricted stock award shares, 2,458 and 2,538 shares on each date	(15,378)	(15,861)
Retained earnings	162,791	155,183
Accumulated other comprehensive loss	(71)	(226)

Total shareholders’ equity	157,834	148,612

Total liabilities and shareholders’ equity	$199,000	$189,052

The accompanying notes are an integral part of the unaudited consolidated financial statements.

HOOKER FURNITURE CORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	Three Months Ended May 31,		Six Months Ended May 31,
	2006	2005	2006	2005
Net sales	$90,694	$88,698	$176,033	$169,224

Cost of sales	63,888	64,459	126,248	124,054

Gross profit	26,806	24,239	49,785	45,170

Selling and administrative expenses	17,326	15,934	34,342	31,420

Restructuring and asset impairment charges	120		308	366

Operating income	9,360	8,305	15,135	13,384

Other income, net	341	155	585	288

Income before interest and income taxes	9,701	8,460	15,720	13,672

Interest expense	218	434	449	773

Income before income taxes	9,483	8,026	15,271	12,899

Income taxes	3,651	3,167	5,879	5,090

Net income	$5,832	$4,859	$9,392	$7,809

Earnings per share:
Basic and diluted	$0.49	$0.41	$0.79	$0.66

Weighted average shares outstanding:
Basic	11,928	11,772	11,908	11,770

Diluted	11,928	11,772	11,910	11,770

The accompanying notes are an integral part of the unaudited consolidated financial statements.

HOOKER FURNITURE CORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended
	May 31, 2006	May 31, 2005
Cash flows from operating activities
Cash received from customers	$175,475	$172,198
Cash paid to suppliers and employees	(171,002)	(157,662)
Income taxes paid	(4,088)	(4,170)
Interest received (paid), net	19	(648)

Net cash provided by operating activities	404	9,718

Cash flows from investing activities
Purchase of property, plant and equipment	(2,330)	(2,652)
Proceeds from the sale of property and equipment	1,115	5,457

Net cash (used in) provided by investing activities	(1,215)	2,805

Cash flows from financing activities
Payments on long-term debt	(1,121)	(8,791)
Cash dividends paid	(1,784)	(1,644)
Repurchase and retirement of common stock		(930)

Net cash used in financing activities	(2,905)	(11,365)

Net (decrease) increase in cash and cash equivalents	(3,716)	1,158
Cash and cash equivalents at beginning of year	16,365	9,230

Cash and cash equivalents at end of period	$12,649	$10,388

Reconciliation of net income to net cash provided by operating activities:
Net income	$9,392	$7,809
Depreciation and amortization	2,412	3,670
Non-cash ESOP cost and restricted stock awards	1,459	1,718
Restructuring and asset impairment charges	308	366
Loss (gain) on disposal of property	2	(15)
Provision for doubtful accounts	272	275
Deferred income tax expense (benefit)	615	(52)
Changes in assets and liabilities:
Trade accounts receivable	(1,111)	2,408
Inventories	(14,354)	(5,060)
Prepaid expenses and other assets	142	(1,584)
Trade accounts payable	400	647
Accrued salaries, wages and benefits	59	(1,132)
Accrued income taxes	565	472
Other accrued expenses	191	121
Other long-term liabilities	52	75

Net cash provided by operating activities	$404	$9,718

The accompanying notes are an integral part of the unaudited consolidated financial statements.

HOOKER FURNITURE CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar and share amounts in tables, except per share amounts, in thousands unless otherwise indicated)

For the Quarterly Period Ended May 31, 2006

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

2.	Inventories

	May 31, 2006	November 30, 2005
Finished furniture	$83,202	$68,985
Furniture in process	1,807	1,961
Materials and supplies	9,400	9,531

Inventories at FIFO	94,409	80,477
Reduction to LIFO basis	11,337	11,759

Inventories	$83,072	$68,718

At the beginning of the 2006 fiscal year, the Company adopted Statement of Financial Accounting Standards No. 151, Inventory Costs: an Amendment to ARB No. 43 (“SFAS 151”). This statement clarifies the types of costs that should be expensed rather than capitalized as inventory; and it also clarifies the circumstances under which fixed overhead costs, such as abnormal amounts of idle facility expense, freight, handling costs and wasted material, associated with operating facilities involved in inventory processing should be expensed or capitalized. The adoption of SFAS 151 did not have a material impact on the Company’s financial position or results of operations.

3.	Property, Plant and Equipment

	May 31, 2006	November 30, 2005
Buildings and land improvements	$42,391	$42,413
Machinery and equipment	32,201	31,539
Furniture and fixtures	26,674	25,708
Other	3,782	3,263

Total depreciable property at cost	105,048	102,923
Less accumulated depreciation	72,251	68,631

Total depreciable property, net	32,797	34,292
Land	1,715	1,715
Construction in progress	2,446	999

Property, plant and equipment, net	$36,958	$37,006

4.	Goodwill and Intangible Assets

	May 31, 2006	November 30, 2005
Goodwill	$2,396	$2,396

Non-amortizable Intangible Assets
Trademarks and trade names	$4,400	$4,400

Amortizable Intangible Assets
Non-compete agreements	$700	$700
Less accumulated amortization	598	510

Net carrying value	102	190

Intangible assets	$4,502	$4,590

5. Long-Term Debt

	May 31, 2006	November 30, 2005
Long-term debt outstanding: Term Loan A	$12,174	$13,295
Less current maturities	2,368	2,283

Long-term debt, excluding current maturities	$9,806	$11,012

In April 2006, the Company did not renew a $20 million line of credit available exclusively for commercial letters of credit issued to collateralize purchases of imported inventory. The Company is now acquiring the majority of its imported inventory on open account on terms not requiring letters of credit.

A standby letter of credit in the amount of $1.3 million, used exclusively for collateralizing certain insurance arrangements, was outstanding under the Company’s revolving credit facility as of both May 31, 2006 and November 30, 2005.

6.	Restructuring and Asset Impairment Charges and Assets Held for Sale

	Severance and Related Benefits	Asset Impairment		Other	Total
Accrued balance at November 30, 2005	$789			$218	$1,007
Restructuring charges accrued during 2006 for the:
Pleasant Garden, N.C. and Martinsville, Va. plywood facilities			$37	131	168
High Point, N.C. showroom			140		140
Non-cash charges			(177)		(177)
Cash payments	(177)			(146)	(323)

Accrued balance at May 31, 2006	$612	$		$203	$815

During the first half of 2006, the Company recorded $308,000 ($191,000 after tax or $0.02 per share) in restructuring charges related to the closing and final sale of its Pleasant Garden, N.C. wood furniture plant and the planned sale of two showrooms in High Point, N.C. formerly operated by Bradington-Young. In connection with the disposition of the Pleasant Garden facility the Company recorded charges of $168,000 for costs to prepare that facility for sale and for additional asset impairment. In May 2006, the Company completed the sale of the Pleasant Garden facility. Aggregate proceeds from that sale, including proceeds from an equipment auction held in December 2005, amounted to $1.4 million ($1.0 million in cash and a note receivable for $400,000), net of selling expenses.

Prior to the Spring 2006 International Home Furnishings Market, the Company moved its Bradington-Young showroom into space close to the Company’s wood furniture showroom in High Point, N.C. In connection with the relocation, the Company decided to sell two showrooms formerly operated by Bradington-Young in High Point, N.C. and recorded an asset impairment charge of $140,000 to write-down one of these showrooms to estimated market value less cost to sell.

7.	Supplemental Schedule of Non-cash Investing and Financing Activities

Six Months Ended May 31, 2006
Note received in connection with the sale of the Pleasant Garden, N.C. facility	$400

8.	Other Comprehensive Income

	Three Months Ended May 31,		Six Months Ended May 31,
	2006	2005	2006	2005
Net income	$5,832	$4,859	$9,392	$7,809

Gain (loss) on interest rate swaps	116	(84)	177	41
Portion of swap agreements’ fair value reclassified to interest expense	28	243	73	409

Other comprehensive income before tax	144	159	250	450

Income tax expense	(54)	(60)	(95)	(171)

Other comprehensive income, net of tax	90	99	155	279

Comprehensive net income	$5,922	$4,958	$9,547	$8,088

9.	Employee Stock Ownership Plan (“ESOP”) Cost

	Three Months Ended May 31,		Six Months Ended May 31,
	2006	2005	2006	2005
Average closing market price per share	$18.06	$18.84	$17.17	$21.04
Number of shares committed to be released (in whole shares)	44,983	43,584	84,380	81,651

Non-cash ESOP cost	$813	$821	$1,449	$1,718
Administrative cost	12	18	30	42

Total ESOP cost	$825	$839	$1,479	$1,760

10.	Share-Based Compensation

As of the beginning of 2006, the Company adopted Statement of Financial Accounting Standards No. 123R, Share-Based Payments (“SFAS 123R”). The Company issued restricted stock awards to non-employee members of the board of directors in January 2006 and expects to issue restricted stock or other forms of stock-based compensation awards to eligible directors and employees in the future under the Hooker Furniture Corporation 2005 Stock Incentive Plan (“Stock Plan”), which will be accounted for in accordance with SFAS 123R.

The Company’s Stock Plan permits incentive awards of restricted stock, restricted stock units, stock appreciation rights and performance grants to key employees and non-employee directors. A maximum of 750,000 shares of the Company’s common stock is available for issuance under the Stock Plan. On January 16, 2006, a total of 4,851 shares of restricted common stock were granted to the six non-employee members of the board of directors. These shares will vest if each director remains on the board through a 36-month service period or may vest earlier in accordance with terms specified in the Stock Plan. No shares were forfeited and 147 shares vested during the period. The grant-date fair value of stock awards issued during the 2006 first quarter was $15.81 per share.

In accordance with SFAS 123R, the Company accounts for these awards as “non-vested equity shares.” These shares had an aggregate grant-date fair value of $54,000, after taking into account projected forfeitures. During the first half of 2006, the Company has recognized non-cash compensation expense of approximately $10,000 related to these non-vested awards. The remaining $44,000 of grant-date fair value will be recognized over the remaining 31 months of the vesting period for these awards.

Shares awarded under the Stock Plan that have not yet vested are considered when computing diluted earnings per share. Basic and diluted earnings per share are calculated using the following share data:

	Three Months Ended May 31,		Six Months Ended May 31,
	2006	2005	2006	2005
Weighted average shares outstanding for basic earnings per share	11,928	11,772	11,908	11,770
Dilutive effect of restricted stock awards			2

Weighted average shares outstanding for diluted earnings per share	11,928	11,772	11,910	11,770

11.	Subsequent Events

On June 7, 2006, Hooker Furniture announced plans to close its Roanoke, Va. production facility by the end of August 2006. The move was a result of declining demand for the Company’s domestically produced wood furniture paralleling the shift of furniture production offshore throughout the industry. The Company expects to record restructuring and asset impairment charges of $4.5 to $5.0 million pretax ($2.8 to $3.1 million after tax, or $0.23 to $0.26 per share) to write-down certain assets, and for severance benefits and other restructuring and disassembly costs. Approximately 85% to 95% of these charges are expected to be recorded in the 2006 third quarter. The Company expects to reduce fixed operating expenses by $2.0 to $2.5 million annually by closing the Roanoke facility.

During the weekend of June 24 – 25, 2006, the Southwest Virginia region experienced severe storms and heavy rain. One of the Company’s finished goods warehouses in Martinsville, Virginia experienced significant water damage, confined primarily to finished goods inventory. While the Company continues to assess the extent of the loss, it does not expect the loss to have a material adverse effect on the financial condition or results of operations or materially impair its ability to fill customer orders on a timely basis. The Company believes that it is adequately insured against this loss, which is subject to a deductible of $250,000. The Company expects to record the charge for the deductible in the 2006 third quarter.

Item 2. Management’s Discussion and Analysis

Overview

The principal factors that impacted the Company’s results of operations during the 2006 second quarter include the following:

•	Net sales of imported wood, metal and upholstered furniture continued to increase while net sales of domestically manufactured wood and upholstered furniture continued to decline.

•	A larger proportion of sales from higher margin imported wood, metal and upholstered furniture, improved gross profit margin to 29.6% compared to 27.3% in the 2005 second quarter. This improvement was partially offset by a decline in gross profit for domestically produced wood furniture attributed to higher overhead as a percentage of net sales.

•	Warehousing and distribution costs related to the growth in imported furniture demand and spending for supply chain initiatives both increased.

Results of Operations

The following table sets forth the percentage relationship to net sales of certain items included in the statements of income.

	Three Months Ended May 31,		Six Months Ended May 31,
	2006	2005	2006	2005
Net sales	100.00%	100.00%	100.00%	100.00%
Cost of sales	70.44	72.67	71.72	73.31

Gross profit	29.56	27.33	28.28	26.69
Selling and administrative expenses	19.11	17.97	19.51	18.56
Restructuring and related asset impairment charge	0.13		0.17	0.22

Operating income	10.32	9.36	8.60	7.91
Other income, net	0.38	0.18	0.33	0.17

Income before interest and income taxes	10.70	9.54	8.93	8.08
Interest expense	0.24	0.49	0.26	0.46

Income before income taxes	10.46	9.05	8.67	7.62
Income taxes	4.03	3.57	3.33	3.01

Net income	6.43%	5.48%	5.34%	4.61%

2006 Second Quarter Compared to the 2005 Second Quarter

Net sales increased 2.3% or $2.0 million, to $90.7 million for the quarter ended May 31, 2006, from $88.7 million in the prior year quarter. Net sales of the Company’s wood and metal furniture during the 2006 second quarter increased 3.8% or $2.7 million, to $73.6 million from $70.9 million in the 2005 second quarter. Higher unit volume for imported wood and metal furniture was partially offset by lower unit volume for domestically produced wood furniture. Average selling prices decreased for imported and domestically manufactured wood and metal furniture principally due to the mix of products shipped.

Net sales of Bradington-Young’s upholstered furniture declined slightly to $17.1 million in the 2006 second quarter from $17.8 million during the 2005 second quarter, due to a decline in domestic upholstery units sold. However, increased unit sales in the imported Seven Seas Seating category and an increase in average selling prices for both imported and domestically produced upholstered furniture largely offset this decline.

Overall, unit volume increased in the 2006 three-month period compared to the same 2005 period principally due to the higher volume of imported wood and metal units shipped. Average selling prices declined in the 2006 second quarter compared to the 2005 second quarter due to the mix of products shipped (principally the larger proportion of lower priced imported furniture) and as a result of larger discounts offered on the increased volume of imported wood and metal furniture shipped via container direct.

Gross profit margin increased to 29.6% of net sales in the 2006 second quarter compared to 27.3% in the 2005 second quarter principally due to the higher proportion of higher margin imported wood, metal and upholstered products shipped. Margins continued to decline on domestic wood furniture, attributed to higher overhead as a percentage of net sales.

Higher selling and administrative expenses partially offset improvements in net sales and gross profit. Selling and administrative expenses increased by 8.7% or $1.4 million, to $17.3 million in the 2006 second quarter from $15.9 million in the 2005 period, principally as a result of higher warehousing and distribution costs associated with the growth in imported furniture demand, coupled with increased spending for supply chain initiatives. Contributing to these costs were record receipts of imported product, which exceeded the Company’s receiving capacity, resulting in higher costs. As a percentage of net sales, selling and administrative expenses increased to 19.1% in the current quarter from 18.0% in the prior year period.

The non-cash cost of the Company’s ESOP for the 2006 second quarter decreased $8,000 to $813,000 compared to $821,000 in the second quarter of 2005 due to the decline in the average market price of the Company’s common stock. The Company records non-cash ESOP cost for the number of shares that it commits to release to eligible employees at the average closing market price of the Company’s common stock during each respective period. The Company committed to release 44,983 shares during the 2006 second quarter, having an average closing market price of $18.06 per share, and 43,584 shares during the 2005 second quarter, having an average closing market price of $18.84 per share. The cost of the plan is allocated to cost of goods sold and selling and administrative expenses based on employee compensation.

In the 2006 second quarter, the Company recorded $120,000 ($74,000 after tax or $0.01 per share) in restructuring charges related to the planned sale of two showrooms in High Point N.C. formerly operated by Bradington-Young and the closing and final sale of its Pleasant Garden, N.C. wood furniture facility. Prior to the Spring 2006 International Home Furnishings Market, the Company moved its Bradington-Young showroom into space near the Company’s wood furniture showroom in High Point, N.C. In connection with the relocation, the Company decided to sell two showrooms formerly operated by Bradington-Young in High Point, N.C. and recorded an asset impairment charge of $140,000 to write-down one of these showrooms to estimated market value less cost to sell.

In connection with the final disposition of the Pleasant Garden facility, the Company recorded a restructuring credit of $20,000 during the 2006 second quarter. In May 2006, the Company completed the sale of the Pleasant Garden facility. Aggregate proceeds from that sale, including proceeds from the December 2005 equipment auction, amounted to $1.4 million ($1.0 million in cash and a note receivable for $400,000), net of selling expenses.

As a result of the improvement in net sales and gross profit, operating income in the 2006 second quarter increased 12.7%, to $9.4 million from $8.3 million in the prior year period. As a percentage of net sales, operating income increased to 10.3% in the current quarter, compared to 9.4% for the 2005 second quarter, principally due to the improved gross profit margin.

Increases in interest income and declines in interest expense also contributed to the quarterly improvement in net income. Other income, net, increased 120.0% or $186,000, to $341,000 in the 2006 second quarter from $155,000 in the 2005 period, principally as a result of increased interest income resulting from higher cash balances compared to the prior year. Interest expense decreased 49.8% or $216,000, to $218,000 during the second quarter of 2006 from $434,000 in the 2005 period. The decline in 2006 is principally due to declining debt levels resulting from principal repayments, partially offset by higher weighted average interest rates on the Company’s outstanding borrowings. Interest expense also includes the amortization of a $3.0 million payment made in 2003 to terminate an interest rate swap agreement related to Term Loan A. Amortization of this payment increased interest expense by $83,000 in the 2006 second quarter and $98,000 in the 2005 second quarter, effectively resulting in a fixed interest rate of 7.4% on Term Loan A.

The Company’s effective tax rate decreased to 38.5% for the 2006 second quarter compared to 39.5% for the same 2005 period. The decrease is principally attributed to a decline in state income taxes.

Second quarter 2006 net income of $5.8 million or $0.49 per share, increased 20.0% from $4.9 million, or $0.41 per share, in the prior year period.

2006 Six Month Period Compared to the 2005 Six Month Period

Year-to-date, the Company reported net sales of $176.0 million, an increase of $6.8 million or 4.0%, compared to $169.2 million in the 2005 six-month period. Net sales of Hooker’s wood and metal furniture increased $7.6 million or 5.6%, to $143.1 million during the first six months of 2006 compared to net sales of $135.5 million in the 2005 period. Higher unit volume for imported wood and metal furniture was partially offset by lower unit volume for domestically produced wood furniture. Average selling prices increased for imported wood and metal products but declined for domestically manufactured products principally due to the mix of products shipped.

Shipments of Bradington-Young upholstered furniture declined by $807,000 or 2.4%, to $32.9 million during the first six months of 2006 compared to $33.7 million during the prior year period, due to lower unit sales of domestically produced upholstered furniture, partially offset by an increase in shipments of imported upholstered furniture. Average selling prices increased during the first half of 2006 compared to the same 2005 period for both domestically produced and imported upholstered furniture products.

Overall, unit volume increased in the 2006 six-month period compared to the same 2005 period principally due to the higher volume of imported wood and metal units shipped. Average selling prices declined in the 2006 first half compared to the 2005 six months due to the mix of products shipped (principally the larger proportion of lower priced imported furniture) and as a result of larger discounts offered on the increased volume of imported wood and metal furniture shipped via container direct.

Year-to-date, gross profit margin increased to 28.3% of net sales compared to 26.7% in the comparable 2005 period, principally due to the larger proportion of sales of higher margin imported products.

In the first six months of fiscal 2006, selling and administrative expenses increased $2.9 million or 9.3%, to $34.3 million compared with $31.4 million in the same 2005 period, principally as a result of higher warehousing and distribution expenses associated with the growth in imported wood and metal furniture demand, coupled with increased spending for supply chain initiatives. Contributing to these costs were record receipts of imported product, which exceeded the Company’s receiving capacity, resulting in higher costs. As a percentage of net sales, selling and administrative expenses increased to 19.5% in the 2006 first half from 18.6% in the prior year period.

For the 2006 six-month period, non-cash ESOP cost decreased $269,000 to $1.4 million compared to $1.7 million in the same 2005 period, principally due to a decline in the average market price of the Company’s common stock. The Company committed to release 84,380 shares during year-to-date 2006, having an average closing market price of $17.17 per share, and 81,651 shares during the 2005 period, having an average closing market price of $21.04 per share.

During the 2006 six-month period, the Company recorded $308,000 ($191,000 after tax or $0.02 per share) in restructuring charges related to the closing and final sale of its Pleasant Garden, N.C. wood furniture facility and the planned sale of two showrooms in High Point N.C. formerly operated by Bradington-Young. In connection with the disposition of the Pleasant Garden facility the Company recorded charges of $168,000 for costs to prepare that facility for sale and additional asset impairment. In May 2006, the Company sold the Pleasant Garden facility. Aggregate proceeds from that sale, including proceeds from the December 2005 equipment auction, amounted to $1.4 million ($1.0 million in cash and a note receivable for $400,000), net of selling expenses.

Prior to the Spring 2006 International Home Furnishings Market, the Company moved its Bradington-Young showroom into space near the Company’s wood furniture showroom in High Point, N.C. In connection with the relocation, the Company decided to sell two showrooms formerly operated by Bradington-Young in High Point, N.C. and recorded an asset impairment charge of $140,000 to write-down one of these showrooms to estimated market value less cost to sell.

In the prior year period, the Company recorded restructuring charges of $366,000 ($227,000 after tax or $0.02 per share) for factory disassembly costs, additional health care benefits for terminated employees, and an additional asset impairment charge related to the closing and sale of the Maiden, N.C. manufacturing facility.

Operating income in the 2006 six-month period increased 13.1%, to $15.1 million from $13.4 million in the prior year period, as a result of the improvement in net sales and gross profit, and a reduction in restructuring charges. As a percentage of net sales, operating income increased to 8.6% in the current year period, compared to 7.9% for the same 2005 period, principally due to improved gross profit margin. These factors were partially offset by an increase in selling and administrative costs as a percent of net sales to 19.5% in the 2006 period from 18.6% in the prior year period.

Other income, net, increased 103.3% or $297,000, to $585,000 in the 2006 year-to-date period from $288,000 in the 2005 period, principally as a result of increased interest income from higher cash balances compared to the prior year. For the 2006 six-month period, interest expense declined $324,000, or 41.9%, to $449,000 from $773,000 in the same 2005 period. The decrease is principally due to lower debt levels resulting from principal repayments, partially offset by higher weighted average interest rates on outstanding borrowings. Interest expense also includes the amortization of a $3.0 million payment made in 2003 to terminate an interest rate swap agreement related to Term Loan A. Amortization of this payment increased interest expense by $170,000 in the 2006 six months and $199,000 in the 2005 period, effectively resulting in a fixed interest rate of 7.4% on Term Loan A.

The Company’s effective tax rate decreased to 38.5% for year-to-date 2006 compared to 39.5% for the same 2005 period. The decrease is principally attributed to a decline in state income taxes.

Year-to-date net income rose by 20.3%, or $1.6 million, to $9.4 million or $0.79 per share, from $7.8 million, or $0.66 per share, in the same prior year period. As a percent of net sales, net income rose to 5.3% in the 2006 six months compared to 4.6% for the 2005 six months.

Outlook

The Company expects continuing strength in demand for its imported wood, metal and upholstered furniture products and continuing challenges for domestically produced wood and upholstered furniture and has responded to this environment in the following ways:

•	Coordinating wood and upholstered furniture more closely in designing, marketing and selling;

•	Developing viable product niches for domestically-produced furniture that are less “price sensitive” and delivering a compelling value in function and upscale style and quality. Noteworthy examples include the Simply American “premier house brand” bedroom collection produced in the Martinsville plant, and “swivel” and “motorized pop-up” consoles for plasma TVs.

•	Adding design features and materials such as brass and antiqued glass, and upgrading wood finishes to provide a more sophisticated look and feel for the Company’s domestically produced wood furniture that enhances appeal and value to customers, such as with Kimball Bridge and Brookhaven home theater wall units.

•	Developing national sales events that focus on key product categories and include domestically-produced furnishings. Two national sales promotions focus exclusively on the domestically-produced Albany Park and Hampton Court collections. These sales events are supported by dealer discounts and Internet and direct mail dealer-to-consumer marketing.

•	Adjusting domestic production capacity to changing consumer demand with the closure of four wood furniture plants between 2003 and 2006, including the planned August 2006 closing of the Roanoke, Va. wood furniture plant.

On June 7, 2006, Hooker Furniture announced plans to close its Roanoke production facility by the end of August 2006. The move was a result of declining demand for the Company’s domestically produced wood furniture paralleling the shift of furniture production offshore throughout the industry. The Company expects to record restructuring and asset impairment charges of $4.5 to $5.0 million pretax ($2.8 to $3.1 million after tax, or $0.23 to $0.26 per share) to write-down certain assets, and for severance benefits and other restructuring and disassembly costs. Approximately 85% to 95% of these charges are expected to be recorded in the 2006 third quarter. The Company expects to reduce fixed operating expenses by $2.0 to $2.5 million annually by closing the Roanoke facility.

The Company currently has record amounts of finished goods inventory and warehouse space utilization. The Company expects that improvements currently being implemented in forecasting, logistics and systems will increase product availability and delivery to customers while decreasing finished goods inventory carrying requirements. As a result, during the 2006 third and fourth quarters and beyond, the Company expects that inventories should stabilize and then begin to decline.

The Company has initiatives underway that it believes will improve opportunities to expand upholstery sales and profits. Prior to the Spring 2006 International Home Furnishings Market in High Point, N.C., the Company moved its Bradington-Young showroom into space near the Company’s wood furniture showroom, which offered greater visibility to dealers for the Company’s upholstered furniture products. Additionally, Bradington-Young launched a number of new domestic and imported products, as well as a new marketing program aimed at the design trade.

Hooker continues to expand its “store within a store” displays with the Company’s existing dealers through “SmartLiving ShowPlace” galleries dedicated exclusively to multi-category and whole-home collections under the Hooker and Bradington-Young brands. The Company is on target to reach its goal of having 35 SmartLiving ShowPlace galleries in place by the end of 2006.

Looking forward to the second half of the year, the Company expects business conditions to remain challenging for the near term. The Company believes a number of factors, including rising interest rates, a slowdown in housing activity, higher energy costs and a weak stock market are causing consumers to stay on the sidelines. The Company does not expect conditions to improve until late in the third quarter at best, at which time the Company will be in a strong inventory position to quickly take advantage of any upturn.

Balance Sheet and Working Capital

As of May 31, 2006, assets totaled $199.0 million, increasing from $189.1 million at November 30, 2005, principally due to an increase in inventories, partially offset by a decrease in cash and cash equivalents, assets held for sale and prepaid expenses and other current assets. Shareholders’ equity at May 31, 2006, was $157.8 million, compared to $148.6 million at November 30, 2005. The Company’s long-term debt, including current maturities, was $12.2 million at May 31, 2006, decreasing from $13.3 million at November 30, 2005, as a result of scheduled debt repayments.

Working capital increased $6.3 million or 5.8%, to $116.0 million as of May 31, 2006, from $109.7 million at the end of fiscal 2005, reflecting an $8.5 million or 6.3% increase in current assets, partially offset by a $2.2 million or 8.7% increase in current liabilities. The increase in current assets is principally due to an increase of $14.4 million in inventories, partially offset by decreases of $3.7 million in cash and cash equivalents, $1.6 million in assets held for sale and $1.4 million in prepaid expenses and other current assets. Inventories increased 20.9%, to $83.1 million as of May 31, 2006, from $68.7 million at November 30, 2005, principally due to record receipts of imported wood and metal inventory. Trade accounts payable increased to $14.3 million as of May 31, 2006, from $13.9 million at November 30, 2005, principally attributed to the timing of payments for imported furniture purchases. The increase in current liabilities is principally attributed to increases of $1.6 million in other accrued expenses and $400,000 in accounts payable.

Cash Flows – Operating, Investing and Financing Activities

During the six months ended May 31, 2006, a decrease in cash and cash equivalents ($3.7 million), receipts from the sale of property and equipment ($1.1 million, principally from the sale of the Pleasant Garden, N.C. real and personal property) and cash generated from operations ($404,000) funded the purchase of property, plant and equipment ($2.3 million), cash dividends ($1.8 million) and payments on long-term debt ($1.1 million).

During the six months ended May 31, 2005, cash generated from operations ($9.7 million) and proceeds from the sale of property and equipment ($5.5 million, principally from the sale of the Maiden, N.C. property), funded the repayment of long-term debt ($8.8 million), capital expenditures ($2.7 million), dividend payments ($1.6 million), an increase in available cash and cash equivalents ($1.2 million), and the repurchase of Company common stock ($930,000).

Cash generated from operations during the first six months of 2006 of $404,000 decreased $9.3 million from $9.7 million in the 2005 period. The decrease was due to higher payments made to suppliers and employees partially offset by an increase in cash received from customers, an increase in interest received, and a decrease in interest payments on outstanding debt. Payments to suppliers and employees were $13.3 million higher, principally due to increased purchases of imported furniture products. Cash received from customers increased $3.3 million principally as a result of higher net sales.

The Company used $1.2 million of cash for investing activities during the first six months of 2006 compared to generating cash from investing activities in the amount of $2.8 million in the 2005 six-month period. Purchases of plant, equipment and other assets to maintain and enhance the Company’s facilities and business operating systems declined $322,000 to $2.3 million in the 2006 period compared with $2.7 million in the same 2005 period principally as a result of declining investment requirements for wood furniture production facilities. Also, in the 2006 first half the Company completed the sale of its Pleasant Garden, N.C. facility and substantially all of the machinery located at its former Martinsville, Va. plywood supply plant and other asset disposals for an aggregate cash consideration of $1.1 million, net of selling expenses. The Company also received a note in the amount of $400,000 as additional consideration from the sale of the Pleasant Garden facility. The plywood supply plant was converted to a warehouse during the 2006 first quarter. In the prior year period, the Company received cash of $5.5 million from the sale of all of the real and personal property located at the Maiden, N.C. wood furniture plant.

The Company used $2.9 million of cash for financing activities during the 2006 six months compared to $11.4 million in the prior year period. During 2006, the Company made scheduled principal repayments of $1.1 million on Term Loan A and paid cash dividends of $1.8 million. During 2005, the Company repaid long-term debt in the amount of $8.8 million (including the early redemption of the industrial revenue bonds for $4.6 million in cash), paid cash dividends of $1.6 million and repurchased 50,000 shares of common stock for $930,000, or $18.60 per share.

Swap Agreements

The aggregate fair market value of the Company’s interest rate swap agreements decreases when interest rates decline and increases when interest rates rise. While interest rates have increased since the 2003 second quarter through the 2006 second quarter, overall, interest rates have declined since the inception of the Company’s swap agreements. The aggregate decrease in the fair market value of the effective portion of these agreements amounting to $71,000 ($114,000 pre-tax) as of May 31, 2006, and $226,000 ($364,000 pre-tax) as of November 30, 2005, is reflected under the caption “accumulated other comprehensive loss” in the consolidated balance sheets. Approximately $47,000 of the aggregate pre-tax decrease in fair market value of these agreements is expected to be reclassified into interest expense during the next twelve months.

Debt Covenant Compliance

The credit agreement for Term Loan A and the Company’s revolving credit facility contains, among other requirements, financial covenants as to minimum tangible net worth; debt service coverage; the ratio of funded debt to earnings before interest, taxes, depreciation, and amortization; and maximum capital expenditures. The Company was in compliance with these covenants as of May 31, 2006.

Liquidity and Capital Expenditures

In April 2006, the Company did not renew a $20 million line of credit available exclusively for commercial letters of credit issued to collateralize purchases of imported inventory. The Company is now acquiring the majority of its imported inventory on open account on terms not requiring letters of credit.

As of May 31, 2006, the Company had $13.7 million available under its revolving credit line to fund working capital requirements. The Company believes it has the financial resources (including available cash and cash equivalents, expected cash flow from operations, and lines of credit) needed to meet business requirements for the foreseeable future, including cash costs related to the announced closing of the Roanoke plant, working capital, repayment of outstanding debt, dividends on the Company’s common stock, capital expenditures and repurchases under the Company’s stock repurchase program. Cash flow from operations is highly dependent on customer order rates and the Company’s operating performance. The Company plans to spend an aggregate of $2.7 to $3.2 million in capital expenditures during the remainder of fiscal 2006 to maintain and enhance its facilities and operating systems, principally those supporting growth in imported products and to fund distribution and supply chain management initiatives.

Dividends

At its June 28, 2006 meeting, the board of directors of the Company approved a quarterly cash dividend of $0.08 per share. The dividend will be payable on August 31, 2006 to shareholders of record August 16, 2006.

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

The Company’s obligations under its lines of credit and outstanding term loan all bear interest at variable rates. The Company’s outstanding long-term debt (including current maturities) as of May 31, 2006, amounted to $12.2 million under Term Loan A. As of May 31, 2006, no balance was outstanding under the Company’s revolving credit line. The Company has entered into an interest rate swap agreement that, in effect, fixes the rate of interest paid on Term Loan A at 4.1% through 2010 (7.4% when the effect of a previously terminated swap agreement is taken into account in determining interest expense).

A fluctuation in market interest rates of one percentage point (100 basis points) would not have a material impact on the Company’s results of operations or financial condition. For additional discussion of the Company’s swap agreements see “Swap Agreements” in Management’s Discussion and Analysis in the Company’s annual report on Form 10-K and this quarterly report.

For imported products, the Company generally negotiates firm pricing denominated in U.S. Dollars with its foreign suppliers, typically for periods of up to one year. The Company accepts the exposure to exchange rate movements beyond these negotiated periods without using derivative financial instruments to manage this risk. The Company purchases a majority of its imports from companies located in China. China’s currency floats within a limited range in relation to the U.S. Dollar, resulting in additional exposure to foreign currency exchange rate fluctuations.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on their most recent review, which was made as of the end of the Company’s fiscal quarter ended May 31, 2006, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure and are effective to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Controls

There have been no changes in the Company’s internal control over financial reporting during the Company’s quarter ended May 31, 2006, that have materially affected, or are reasonably likely to affect materially, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

In June 2001, the Company announced that its board of directors had authorized the repurchase of up to $3.0 million of the Company’s common stock and announced an increase in that authorization of $2.2 million in October 2001, for an aggregate authorization of $5.16 million. Through May 31, 2006, the Company has repurchased approximately 634,000 shares of Company common stock at a total cost of $3.44 million or an average of $5.42 per share under this authorization. Repurchases may be made from time to time in the open market, or in privately negotiated transactions, at prevailing market prices that the Company deems appropriate. There is no expiration date for this authorization. No shares of common stock were repurchased by or on behalf of the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended) during the second quarter of 2006. Based on the market value of the common stock as of May 31, 2006, the remaining $1.72 million of the authorization would allow the Company to repurchase approximately 107,330 shares, or 0.7%, of the 14.4 million shares outstanding, or 1.0% of the Company’s outstanding shares excluding the 3.7 million shares held by the ESOP.

Item 4. Submission of Matters to a Vote of Security Holders.

On March 31, 2006 the Company held its Annual Meeting of Shareholders. At the meeting, the following directors of the Company were elected for a term of one year. The votes cast for the election of each director were:

Director	For	Withheld
Paul B. Toms, Jr.	12,147,255	122,436
Douglas C. Williams	12,147,664	122,027
W. Christopher Beeler, Jr.	12,098,092	171,599
Robert M. “Mac” Cooper, Jr.	12,150,724	118,967
John L. Gregory, III	12,104,459	165,232

Director	For	Withheld
Mark F. Schreiber	12,108,981	160,710
David G. Sweet	12,106,637	163,054
Henry G. Williamson, Jr.	11,436,219	833,472

Item 5. Other Information

EBIT and EBITDA

Set forth below are the Company’s earnings before interest and income taxes, or EBIT, and earnings before interest, income taxes, depreciation and amortization, or EBITDA, for the three and six-month periods ended May 31, 2006 and May 31, 2005. This information has been derived from the Company’s unaudited consolidated financial statements. For each period presented, EBIT and EBITDA have been reconciled to the Company’s net cash provided by operating activities. The Company provides these non-GAAP measures because it believes they are widely accepted financial indicators of the Company’s liquidity. EBIT and EBITDA exclude recurring cash and non-cash expenses such as interest, taxes, depreciation and amortization, and thus do not reflect all factors affecting the Company’s results of operations as reported under GAAP. This information should be read in conjunction with the consolidated financial statements, including the related Notes, and Management’s Discussion and Analysis included elsewhere in this quarterly report on Form 10-Q and in the Company’s annual report on Form 10-K for the year ended November 30, 2005.

	For the Three Months Ended May 31,		For the Six Months Ended May 31,
	2006	2005	2006	2005
Net cash provided by operating activities	$(11,188)	$226	$404	$9,718
Depreciation and amortization	(1,191)	(1,494)	(2,412)	(3,670)
Non-cash ESOP cost and restricted stock awards	(818)	(821)	(1,459)	(1,718)
Restructuring and related asset impairment charges	(120)		(308)	(366)
(Loss) gain on disposal of property	(2)	14	(2)	15
Provision for doubtful accounts	(207)	(61)	(272)	(275)
Deferred income tax (expense) benefit	(249)	(74)	(615)	52
Net increase in assets and liabilities	19,607	7,069	14,056	4,053

Net income	5,832	4,859	9,392	7,809
Income taxes	3,651	3,167	5,879	5,090
Interest expense	218	434	449	773

Earnings before interest and income taxes (EBIT)	9,701	8,460	15,720	13,672
Depreciation and amortization	1,191	1,494	2,412	3,670

Earnings before interest, income taxes, depreciation, and amortization (EBITDA)	$10,892	$9,954	$18,132	$17,342

Item 6. Exhibits

3.1	Amended and Restated Articles of Incorporation of the Company, as amended March 28, 2003 (incorporated by reference to Exhibit 3.1 of the Company’s Form 10-Q (SEC File No. 000-25349) for the quarter ended February 28, 2003)

3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form 10 (SEC File No. 000-25349))

4.1	Amended and Restated Articles of Incorporation of the Company (See Exhibit 3.1)

4.2	Amended and Restated Bylaws of the Company (See Exhibit 3.2)

31.1*	Rule 13a-14(a) Certification of the Company’s principal executive officer

31.2*	Rule 13a-14(a) Certification of the Company’s principal financial officer

32.1*	Rule 13a-14(b) Certification of the Company’s principal executive officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Rule 13a-14(b) Certification of the Company’s principal financial officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOOKER FURNITURE CORPORATION

Date: July 10, 2006	/s/ E. Larry Ryder
E. Larry Ryder
Executive Vice President - Finance and
Administration and Chief Financial Officer

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