Form 10-Q
period 2006-08-31
HOOKER FURNITURE CORP
filed 2006-10-06
CIK 1077688

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended August 31, 2006

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of October 4, 2006.

Common stock, no par value	14,429,367
(Class of common stock)	(Number of shares)

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

HOOKER FURNITURE CORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATED BALANCE SHEETS

(In thousands, including share data)

	August 31, 2006	November 30, 2005

Assets
Current assets
Cash and cash equivalents	$10,512	$16,365
Trade accounts receivable, less allowance for doubtful accounts of $1,874 and $1,352 on each date	43,226	43,993
Inventories	83,784	68,718
Prepaid expenses and other current assets	4,065	4,042
Assets held for sale	2,195	1,656

Total current assets	143,782	134,774
Property, plant and equipment, net	33,195	37,006
Goodwill	2,396	2,396
Intangible assets	4,458	4,590
Cash surrender value of life insurance policies	11,129	9,880
Other assets	862	406

Total assets	$195,822	$189,052

Liabilities and Shareholders’ Equity
Current liabilities
Trade accounts payable	$11,315	$13,872
Accrued salaries, wages and benefits	6,988	6,272
Other accrued expenses	2,957	2,628
Current maturities of long-term debt	2,412	2,283

Total current liabilities	23,672	25,055
Long-term debt, excluding current maturities	9,186	11,012
Deferred compensation	3,915	3,516
Other long-term liabilities	329	857

Total liabilities	37,102	40,440

Shareholders’ equity
Common stock, no par value, 20,000 shares authorized, 14,429 and 14,425 shares issued and outstanding on each date	10,868	9,516
Unearned ESOP and restricted stock award shares, 2,416 and 2,538 shares on each date	(15,106)	(15,861)
Retained earnings	163,049	155,183
Accumulated other comprehensive loss	(91)	(226)

Total shareholders’ equity	158,720	148,612

Total liabilities and shareholders’ equity	$195,822	$189,052

The accompanying notes are an integral part of the unaudited consolidated financial statements.

HOOKER FURNITURE CORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	Three Months Ended August 31,		Nine Months Ended August 31,
	2006	2005	2006	2005
Net sales	$83,006	$82,398	$259,039	$251,622
Cost of sales	59,546	61,165	185,794	185,219

Gross profit	23,460	21,233	73,245	66,403
Selling and administrative expenses	18,588	15,364	52,930	46,784
Restructuring and asset impairment charges	2,837	4,673	3,145	5,039

Operating income	2,035	1,196	17,170	14,580
Other income, net	258	137	843	425

Income before interest and income taxes	2,293	1,333	18,013	15,005
Interest expense	211	236	660	1,009

Income before income taxes	2,082	1,097	17,353	13,996
Income taxes	872	433	6,751	5,523

Net income	$1,210	$664	$10,602	$8,473

Earnings per share:
Basic and diluted	$0.10	$0.06	$0.89	$0.72

Weighted average shares outstanding:
Basic	11,973	11,799	11,930	11,781

Diluted	11,973	11,799	11,932	11,781

The accompanying notes are an integral part of the unaudited consolidated financial statements.

HOOKER FURNITURE CORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended
	August 31, 2006	August 31, 2005
Cash flows from operating activities
Cash received from customers	$260,252	$254,330
Cash paid to suppliers and employees	(252,613)	(237,986)
Income taxes paid	(7,312)	(7,371)
Interest paid, net	(25)	(695)

Net cash provided by operating activities	302	8,278

Cash flows from investing activities
Purchase of property, plant and equipment	(2,676)	(3,246)
Proceeds from the sale of property and equipment	954	5,410

Net cash (used in) provided by investing activities	(1,722)	2,164

Cash flows from financing activities
Payments on long-term debt	(1,697)	(9,327)
Cash dividends paid	(2,736)	(2,464)
Repurchase and retirement of common stock		(930)

Net cash used in financing activities	(4,433)	(12,721)

Net decrease in cash and cash equivalents	(5,853)	(2,279)
Cash and cash equivalents at beginning of year	16,365	9,230

Cash and cash equivalents at end of period	$10,512	$6,951

Reconciliation of net income to net cash provided by operating activities:
Net income	$10,602	$8,473
Depreciation and amortization	3,486	5,108
Non-cash ESOP cost and restricted stock awards	2,107	2,435
Restructuring and asset impairment charges	3,145	5,039
Loss (gain) on disposal of property	2	(15)
Provision for doubtful accounts	987	547
Deferred income tax benefit	(205)	(1,857)
Changes in assets and liabilities:
Trade accounts receivable	(220)	1,870
Inventories	(15,066)	(5,116)
Prepaid expenses and other assets	(1,216)	(2,488)
Trade accounts payable	(2,557)	(5,231)
Accrued salaries, wages and benefits	(1,028)	(1,633)
Other accrued expenses	(73)	470
Other long-term liabilities	338	676

Net cash provided by operating activities	$302	$8,278

The accompanying notes are an integral part of the unaudited consolidated financial statements.

HOOKER FURNITURE CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar and share amounts in tables, except per share amounts, in thousands unless otherwise indicated)

For the Quarterly Period Ended August 31, 2006

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

2.	Inventories

	August 31, 2006	November 30, 2005
Finished furniture	$82,488	$68,985
Furniture in process	1,703	1,961
Materials and supplies	10,166	9,531

Inventories at FIFO	94,357	80,477
Reduction to LIFO basis	10,573	11,759

Inventories	$83,784	$68,718

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

3.	Property, Plant and Equipment

	August 31, 2006	November 30, 2005
Buildings and land improvements	$36,602	$42,413
Machinery and equipment	20,418	31,539
Furniture and fixtures	26,649	25,708
Other	3,013	3,263

Total depreciable property at cost	86,682	102,923
Less accumulated depreciation	57,405	68,631

Total depreciable property, net	29,277	34,292
Land	1,472	1,715
Construction in progress	2,446	999

Property, plant and equipment, net	$33,195	$37,006

4.	Goodwill and Intangible Assets

	August 31, 2006	November 30, 2005
Goodwill	$2,396	$2,396

Non-amortizable Intangible Assets
Trademarks and trade names	$4,400	$4,400

Amortizable Intangible Assets
Non-compete agreements	$700	$700
Less accumulated amortization	642	510

Net carrying value	58	190

Intangible assets	$4,458	$4,590

5.	Long-Term Debt

	August 31, 2006	November 30, 2005
Long-term debt outstanding: Term Loan A	$11,598	$13,295
Less current maturities	2,412	2,283

Long-term debt, excluding current maturities	$9,186	$11,012

In April 2006, the Company did not renew a $20 million line of credit available exclusively for commercial letters of credit issued to collateralize purchases of imported inventory. The Company is now acquiring the majority of its imported inventory on open account with suppliers who do not require letters of credit.

A standby letter of credit in the amount of $1.3 million, used exclusively for collateralizing certain insurance arrangements, was outstanding under the Company’s revolving credit facility as of August 31, 2006 and November 30, 2005.

6.	Restructuring and Asset Impairment Charges and Assets Held for Sale

	Severance and Related Benefits	Asset Impairment		Other	Total
Accrued balance at November 30, 2005	$789			$218	$1,007
Restructuring charges accrued during 2006 for the: Pleasant Garden, N.C. manufacturing and Martinsville, Va. plywood facilities	(316)		$42	130	(144)
High Point, N.C. showroom			140		140
Roanoke, Va. facility	2,060		1,089		3,149
Non-cash charges			(1,271)		(1,271)
Cash payments	(1,358)			(85)	(1,443)

Accrued balance at August 31, 2006	$1,175	$		$263	$1,438

During the 2006 nine-month period, the Company recorded $3.1 million ($1.9 million after tax or $0.16 per share) in restructuring charges (net of restructuring credits) principally related to:

•	the August 2006 closing of its Roanoke, Va. manufacturing facility ($3.1 million);

•	a restructuring credit to reverse previously accrued health care benefits for terminated employees at the former Pleasant Garden, N.C. facility that are not expected to be paid ($316,000);

•	the final sale of its Pleasant Garden, N.C. wood furniture plant ($172,000); and

•	the planned sale of two showrooms in High Point, N.C. formerly operated by Bradington-Young ($140,000).

The restructuring charges related to the closing of the Roanoke, Va. facility consisted of $2.1 million in severance and related benefits to be paid to the approximately 260 terminated hourly and salaried employees affected by the closing and $1.1 million in asset impairment charges. Substantially all of the severance benefits were paid in August 2006.

The Company will continue to support and service all product lines formerly made in Roanoke. Domestic wood furniture production will be centralized at the Company’s 760,000-square-foot plant and warehouse facility located next to its headquarters in Martinsville, Va. There has been little impact on delivery schedules to dealers as a result of the plant closing. Shipments of all domestically manufactured wood furniture have continued on a timely basis.

On July 26, 2006, the Company entered into a definitive agreement for the sale of the Roanoke property and plant and substantially all of the facility’s machinery and equipment for an aggregate purchase price of $2.2 million, net of selling costs. The sale of the facility is expected to close by the end of the 2006 fourth quarter, subject to customary closing conditions, including satisfactory completion of the buyer’s due diligence.

In connection with the disposition of the Pleasant Garden facility, the Company recorded charges of $172,000 for costs to prepare that facility for sale and for additional asset impairment. In May 2006, the Company completed the sale of the Pleasant Garden facility. Aggregate proceeds from that sale, including proceeds from an equipment auction held in December 2005, amounted to $1.4 million ($1.0 million in cash and a note receivable for $400,000), net of selling expenses.

Prior to the Spring 2006 International Home Furnishings Market, the Company moved its Bradington-Young showroom to leased space proximate to the Hooker’s wood furniture showroom in High Point, N.C. In connection with the relocation, the Company decided to sell two showrooms formerly operated by Bradington-Young in High Point, N.C. and recorded an asset impairment charge of $140,000 to write-down one of these showrooms to estimated market value less cost to sell.

7.	Supplemental Schedule of Non-cash Investing and Financing Activities

Nine Months Ended August 31, 2006
Note received in connection with the sale of the Pleasant Garden, N.C. facility	$400

8.	Other Comprehensive Income

	Three Months Ended August 31,		Nine Months Ended August 31,
	2006	2005	2006	2005
Net income	$1,210	$664	$10,602	$8,473

(Loss) gain on interest rate swaps	(49)	59	128	100
Portion of swap agreements’ fair value reclassified to interest expense	14	81	87	490

Other comprehensive (loss) income before tax	(35)	140	215	590
Income tax benefit (expense)	15	(53)	(80)	(224)

Other comprehensive (loss) income, net of tax	(20)	87	135	366

Comprehensive net income	$1,190	$751	$10,737	$8,839

9.	Employee Stock Ownership Plan (“ESOP”) Cost

	Three Months Ended August 31,		Nine Months Ended August 31,
	2006	2005	2006	2005
Average closing market price per share	$15.54	$18.01	$16.63	$20.05
Number of shares committed to be released (in whole shares)	41,498	39,813	125,878	121,464

Non-cash ESOP cost	$645	$717	$2,093	$2,435
Administrative cost	34	102	64	144

Total ESOP cost	$679	$819	$2,157	$2,579

10.	Share-Based Compensation

At the beginning of 2006, the Company adopted Statement of Financial Accounting Standards No. 123R, Share-Based Payments (“SFAS 123R”). The Company issued restricted stock awards to non-employee members of the board of directors in January 2006 and expects to issue restricted stock or other forms of stock-based compensation awards to eligible directors and employees in the future under the Hooker Furniture Corporation 2005 Stock Incentive Plan (“Stock Plan”), which will be accounted for in accordance with SFAS 123R.

The Company’s Stock Plan permits incentive awards of restricted stock, restricted stock units, stock appreciation rights and performance grants to key employees and non-employee directors. A maximum of 750,000 shares of the Company’s common stock is available for issuance under the Stock Plan. On January 16, 2006, a total of 4,851 shares of restricted common stock were granted to the six non-employee members of the board of directors. These shares will vest if each director remains on the board through a 36-month service period or may vest earlier in accordance with terms specified in the Stock Plan. During the 2006 nine-month period, 784 of these shares were forfeited and 147 shares vested. The grant-date fair value of stock awards issued during the 2006 first quarter was $15.81 per share.

In accordance with SFAS 123R, the Company accounts for these awards as “non-vested equity shares.” These shares have an aggregate grant-date fair value of $46,000, after taking actual and projected forfeitures into account. During the 2006 nine-month period, the Company recognized non-cash compensation expense of approximately $14,000 related to these non-vested awards. The remaining $32,000 of grant-date fair value will be recognized over the remaining 28 months of the vesting period for these awards.

Shares awarded under the Stock Plan that have not yet vested are considered when computing diluted earnings per share. Basic and diluted earnings per share are calculated using the following share data:

	Three Months Ended August 31,		Nine Months Ended August 31,
	2006	2005	2006	2005
Weighted average shares outstanding for basic earnings per share	11,973	11,799	11,930	11,781
Dilutive effect of restricted stock awards			2

Weighted average shares outstanding for diluted earnings per share	11,973	11,799	11,932	11,781

11.	Executive Benefits

On September 5, 2006, the Company announced that Douglas C. Williams, the Company’s President and Chief Operating Officer, had decided to retire effective October 31, 2006. Mr. Williams was offered early retirement in late August 2006. On August 30, 2006, Mr. Williams informed the Company of his decision to accept this early retirement offer. On August 31, 2006, the Compensation Committee of the Company’s Board of Directors met and authorized in concept an early retirement arrangement for Mr. Williams. Consequently, the Company recorded $1.4 million in compensation expense in the 2006 third quarter in connection with this early retirement arrangement. On September 27, 2006, the Compensation Committee met again and, in consideration of his thirty-five years of outstanding service and his willingness to take early retirement, approved the specific terms of Mr. Williams’s early retirement arrangement based on substantially the same terms as authorized in concept at its August 31, 2006 meeting.

12.	Casualty Loss

During the weekend of June 24 and 25, 2006, the Martinsville, Virginia area experienced severe storms and heavy rain. One of the Company’s finished goods warehouses experienced significant water damage, confined primarily to finished goods inventory and real property. The Company incurred $1.2 million in damaged inventory (at net sales value) and other related costs, and $363,000 in damage to its warehouse. After taking into account the expected insurance settlement ($1.0 million of which has been received), the Company recorded a net casualty loss of $111,000 in the 2006 third quarter, reflecting a deductible of $250,000 less the amount by which the final insurance settlement is expected to exceed the Company’s cost basis in the damaged property.

13.	Accounting Pronouncements

In June 2006, the Financial Standards Accounting Board (FASB) issued FASB Interpretation No. 48—Accounting for Uncertainty in Income Taxes (“FIN 48”) — an interpretation of FASB Statement No. 109 (“SFAS 109”). This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109, Accounting for Income Taxes. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This interpretation is effective for fiscal years beginning after December 15, 2006. Consequently, the Company will adopt the standard in its 2007 first quarter, which will begin January 29, 2007. The adoption of FIN 48 is not expected to have a material impact on the Company’s financial position or results of operations.

Item 2. Management’s Discussion and Analysis

Overview

The principal factors that impacted the Company’s results of operations during the 2006 three and nine-month periods compared to the same prior year periods include the following:

•	Net sales of imported wood, metal and upholstered furniture continued to increase year-over-year while net sales of domestically manufactured wood and upholstered furniture continued to decline.

•	A larger proportion of sales from higher margin imported wood, metal and upholstered furniture improved gross profit margin year-over-year. This improvement was partially offset by a decline in gross profit for domestically produced wood furniture attributed to higher manufacturing costs as a percentage of net sales and higher sales discounts.

•	Increases in selling, general and administrative expenses attributed to higher warehousing and distribution costs to support increased imported furniture demand and supply chain initiatives, early retirement benefits for a key executive of the Company and higher bad debt expense, partially offset by lower selling expenses.

•	A decline in restructuring and asset impairment charges related to manufacturing facility closings.

Results of Operations

The following table sets forth the percentage relationship to net sales of certain items included in the statements of income.

	Three Months Ended August 31,		Nine Months Ended August 31,
	2006	2005	2006	2005
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	71.7	74.2	71.7	73.6

Gross profit	28.3	25.8	28.3	26.4
Selling and administrative expenses	22.4	18.6	20.4	18.6
Restructuring and related asset impairment charge	3.4	5.7	1.2	2.0

Operating income	2.5	1.5	6.7	5.8
Other income, net	0.3	0.1	0.3	0.2

Income before interest and income taxes	2.8	1.6	7.0	6.0
Interest expense	0.3	0.3	0.3	0.4

Income before income taxes	2.5	1.3	6.7	5.6
Income taxes	1.0	0.5	2.6	2.2

Net income	1.5%	0.8%	4.1%	3.4%

2006 Third Quarter Compared to the 2005 Third Quarter

Net sales increased 0.7% or $608,000, to $83.0 million for the quarter ended August 31, 2006, from $82.4 million in the prior year quarter. Net sales of the Company’s wood and metal furniture during the 2006 third quarter increased 1.1% or $770,000, to $68.4 million from $67.6 million in the 2005 third quarter. Higher unit volume for imported wood and metal furniture was partially offset by lower unit volume for domestically produced wood furniture. The Company’s imported wood and metal furniture shipments continued to grow at a double-digit rate during the 2006 third quarter, with strong growth in both “container-direct” shipments, principally from China, and “ship-from-stock” serviced out of its Virginia distribution centers. Average selling prices decreased for imported and domestically manufactured wood and metal products principally due to the mix of products shipped and higher sales discounting offered on overstocked products.

Net sales of Bradington-Young’s upholstered furniture declined slightly to $14.7 million in the 2006 third quarter from $14.8 million during the 2005 third quarter, due to a decline in domestic upholstery units sold. However, increased unit sales in the imported Seven Seas Seating category and an increase in average selling prices for both imported and domestically produced upholstered furniture largely offset this decline.

Overall, unit volume increased in the 2006 three-month period compared to the same 2005 period principally due to the higher volume of imported wood and metal units shipped. Average selling prices declined in the 2006 third quarter compared to the 2005 third quarter due to the mix of products shipped (principally the larger proportion of lower priced imported furniture) and as a result of higher sales discounts offered on overstocked wood furniture products.

Gross profit margin increased to 28.3% of net sales in the 2006 third quarter compared to 25.8% in the 2005 third quarter principally due to the higher proportion of higher margin imported wood, metal and upholstered products shipped. Margins continued to decline on domestic wood furniture, attributed to higher material, labor and overhead costs as a percentage of net sales.

Selling and administrative expenses increased by 21.0% or $3.2 million, to $18.6 million in the 2006 third quarter from $15.4 million in the 2005 period. As a percentage of net sales, selling and administrative expenses increased to 22.4% in the current quarter from 18.6% in the prior year period. Higher warehousing and distribution costs, early retirement benefits for a key executive of the Company and higher bad debt expense related to the potential default by an important customer account for this increase in expenses. These cost increases were partially offset by lower selling expenses, principally advertising and sample costs, and lower legal and professional expenses and depreciation.

The Company continued to incur higher year over year warehousing and distribution costs associated with the growth in imported furniture demand, coupled with increased spending for supply chain initiatives. Contributing to these costs were continuing high receipts of imported product, which increased the cost of temporary warehousing and port storage. The Company expects these costs to trend higher through the fourth quarter. The Company plans to lower these costs by reducing inventory levels, vacating excess warehousing and improving the scheduled receipt of inbound goods over the next several quarters. By January 2007, the Company expects these costs to begin declining from current levels.

During the 2006 third quarter, the Company also recorded $1.4 million in compensation expense, which increased selling and administrative expenses, in connection with the early retirement of Douglas C. Williams, the Company’s President and Chief Operating Officer, announced on September 5, 2006. During Mr. Williams’s distinguished thirty-five year career with Hooker Furniture, he has helped lead the Company as it has transitioned from being predominately a domestic wood furniture manufacturer to a design, sourcing and marketing company with an emphasis on imported wood and upholstered furniture products. As part of this transition, he has guided the Company in adding managers having specific skills and experience in importing, logistics and supply chain management. Additionally, he redeployed certain executives and managers formerly focused on manufacturing to address these new areas. As a result of a recent evaluation of management needs, particularly in light of the Company’s current business model, Mr. Williams was offered early retirement in late August 2006. On August 30, 2006, Mr. Williams informed the Company of his decision to accept this early retirement offer.

The cost of the Company’s ESOP for the 2006 third quarter decreased $140,000 to $679,000 compared to $819,000 in the third quarter of 2005 due to the decline in the average market price of the Company’s common stock and lower administrative expenses. The Company records non-cash ESOP cost for the number of shares that it commits to release to eligible employees at the average closing market price of the Company’s common stock during each respective period. The Company committed to release 41,498 shares during the 2006 third quarter, having an average closing market price of $15.54 per share, and 39,813 shares during the 2005 third quarter, having an average closing market price of $18.01 per share. The cost of the plan is allocated to cost of goods sold and selling and administrative expenses based on employee compensation.

During the 2006 third quarter, the Company recorded $2.8 million ($1.8 million after tax or $0.15 per share) in restructuring charges (net of restructuring credits) principally related to:

•	the August 2006 closing of its Roanoke, Va. manufacturing facility ($3.1 million); and

•	a restructuring credit to reverse previously accrued health care benefits for terminated employees at the former Pleasant Garden, N.C. facility that are not expected to be paid ($316,000).

The restructuring charges related to the closing of the Roanoke, Va. facility consisted of $2.1 million in severance and related benefits to be paid to the approximately 260 terminated hourly and salaried employees affected by the closing and $1.1 million in asset impairment charges. Substantially all of the severance benefits were paid in August 2006.

The Company will continue to support and service all product lines formerly made in Roanoke. Domestic wood furniture production will be centralized at the Company’s 760,000-square-foot plant and warehouse facility located next to its headquarters in Martinsville, Va. There has been little impact on delivery schedules to dealers as a result of the plant closing. Shipments of all domestically manufactured wood furniture have continued on a timely basis.

On July 26, 2006, the Company entered into a definitive agreement for the sale of the Roanoke property and plant and substantially all of the facility’s machinery and equipment for an aggregate purchase price of $2.2 million, net of selling costs. The sale of the facility is expected to close by the end of the 2006 fourth quarter, subject to customary closing conditions, including satisfactory completion of the buyer’s due diligence.

During the 2005 third quarter, the Company recorded aggregate restructuring and asset impairment charges of $4.7 million ($2.9 million after tax, or $0.25 per share), principally related to:

•	the closing of its Pleasant Garden, N.C. manufacturing facility ($4.1 million);

•	consolidation of plywood production at its Martinsville, Va. manufacturing facility ($404,000); and

•	additional costs ($220,000 principally for environmental monitoring) related to its Kernersville, N.C. facility (which closed in 2002) and its Maiden, N.C. facility (which closed in 2003).

As a result of the improvement in gross profit and lower restructuring charges, operating income in the 2006 third quarter increased 70.2%, to $2.0 million from $1.2 million in the prior year period. As a percentage of net sales, operating income increased to 2.5% in the current quarter, compared to 1.5% for the 2005 third quarter.

Increases in interest income also contributed to the quarterly improvement in net income. Other income, net, increased 88.3% or $121,000, to $258,000 in the 2006 third quarter from $137,000 in the 2005 period, principally as a result of increased interest income resulting from higher cash balances compared to the prior year.

The Company’s effective tax rate increased to 41.9% for the 2006 third quarter compared to 39.5% for the same 2005 period. The increase is principally attributed to a decline in the Company’s extraterritorial income exclusion related to exports.

Third quarter 2006 net income of $1.2 million or $0.10 per share increased 82.2% from $664,000, or $0.06 per share, in the prior year period.

2006 Nine Month Period Compared to the 2005 Nine Month Period

Year-to-date, the Company reported net sales of $259.0 million, an increase of $7.4 million or 2.9%, compared to $251.6 million in the 2005 nine-month period. Net sales of Hooker’s wood and metal furniture increased $8.4 million or 4.1%, to $211.5 million during the first nine months of 2006 compared to net sales of $203.1 million in the 2005 period. Higher unit volume for imported wood and metal furniture was partially offset by lower unit volume for domestically produced wood furniture. Average selling prices increased for imported wood and metal products but declined for domestically manufactured wood products principally due to the mix of products shipped and higher sales discounting offered on overstocked products.

Shipments of Bradington-Young upholstered furniture declined by $969,000 or 2.0%, to $47.5 million during the first nine months of 2006 compared to $48.5 million during the prior year period, due to lower unit sales of domestically produced upholstered furniture, partially offset by an increase in unit shipments of imported upholstered furniture. Average selling prices increased during the first nine months of 2006 compared to the same 2005 period for both domestically produced and imported upholstered furniture products.

Overall, unit volume increased in the 2006 nine-month period compared to the same 2005 period principally due to the higher volume of imported wood, metal and upholstered units shipped. Average selling prices declined in the 2006 first nine months compared to the 2005 nine months due to the mix of products shipped (principally the larger proportion of lower priced imported furniture) and as a result of larger discounts offered on overstocked products and the increased volume of imported wood and metal furniture shipped via container direct.

Year-to-date, gross profit margin increased to 28.3% of net sales compared to 26.4% in the comparable 2005 period, principally due to the larger proportion of sales of higher margin imported products.

In the first nine months of 2006, selling and administrative expenses increased $6.1 million or 13.1%, to $52.9 million compared with $46.8 million in the same 2005 period. As a percentage of net sales, selling and administrative expenses increased to 20.4% in the 2006 first nine months from 18.6% in the prior year period. Higher warehousing and distribution costs to support increased imported furniture demand and supply chain initiatives, early retirement benefits for a key executive of the Company and higher bad debt expense related to the potential default by an important customer, account for this increase in expenses. These cost increases were partially offset by lower selling expenses, principally advertising, sample costs and depreciation.

For the 2006 nine-month period, ESOP cost decreased $422,000 to $2.2 million compared to $2.6 million in the same 2005 period, principally due to a decline in the average market price of the Company’s common stock and lower administrative expenses. The Company committed to release 125,878 shares during year-to-date 2006, having an average closing market price of $16.63 per share, and 121,464 shares during the 2005 period, having an average closing market price of $20.05 per share.

During the 2006 nine-month period, the Company recorded $3.1 million ($1.9 million after tax or $0.16 per share) in restructuring charges (net of restructuring credits), principally related to:

•	the August 2006 closing of its Roanoke, Va. manufacturing facility ($3.1 million);

•	a restructuring credit for previously accrued health care benefits for terminated employees at the former Pleasant Garden, N.C. facility that are not expected to be paid ($316,000);

•	the final sale of its Pleasant Garden, N.C. wood furniture plant ($172,000); and

•	the planned sale of two showrooms in High Point, N.C. formerly operated by Bradington-Young ($140,000).

The restructuring charges related to the closing of the Roanoke, Va. facility consisted of $2.1 million in severance and related benefits to be paid to the approximately 260 terminated hourly and salaried employees affected by the closing and $1.1 million in asset impairment charges.

In connection with the disposition of the Pleasant Garden facility, the Company recorded charges of $172,000 for costs to prepare that facility for sale and for additional asset impairment. In May 2006, the Company completed the sale of the Pleasant Garden facility. Aggregate proceeds from that sale, including proceeds from an equipment auction held in December 2005, amounted to $1.4 million ($1.0 million in cash and a note receivable for $400,000), net of selling expenses.

Prior to the Spring 2006 International Home Furnishings Market, the Company moved its Bradington-Young showroom to leased space proximate to the Company’s wood furniture showroom in High Point, N.C. In connection with the relocation, the Company decided to sell two showrooms formerly operated by Bradington-Young in High Point, N.C. and recorded an asset impairment charge of $140,000 to write-down one of these showrooms to estimated market value less cost to sell.

During the 2005 nine-month period, the Company recorded aggregate restructuring and asset impairment charges of $5.0 million ($3.1 million after tax, or $0.27 per share) principally related to:

•	the closing of its Pleasant Garden, N.C. manufacturing facility ($4.1 million);

•	consolidation of plywood production at its Martinsville, Va. manufacturing facility ($404,000); and

•	additional factory disassembly costs, health care benefits for terminated employees, environmental monitoring, and asset impairment charges of $586,000 related to the closing and sale of its Maiden, N.C. manufacturing facility (which closed in 2003) and its Kernersville, N.C. facility (which closed in 2002).

Operating income in the 2006 nine-month period increased 17.8%, to $17.2 million from $14.6 million in the prior year period. As a percentage of net sales, operating income increased to 6.7% in the current year period, compared to 5.8% for the same 2005 period. The improvement in operating income principally results from higher net sales and gross profit and lower restructuring charges. These factors were partially offset by an increase in selling and administrative expenses.

Other income, net increased 98.4% or $418,000, to $843,000 in the 2006 year-to-date period from $425,000 in the 2005 period, principally as a result of increased interest income from higher cash balances compared to the prior year.

For the 2006 nine-month period, interest expense declined $349,000, or 34.6%, to $660,000 from $1.0 million in the same 2005 period. The decrease is principally due to lower debt levels resulting from principal repayments, partially offset by higher weighted average interest rates on outstanding borrowings. Interest expense also includes the amortization of a $3.0 million payment made in 2003 to terminate an interest rate swap agreement related to Term Loan A. Amortization of this payment increased interest expense by $249,000 in the 2006 nine months and $294,000 in the 2005 period, effectively resulting in a fixed interest rate of 7.4% on Term Loan A.

The Company’s effective tax rate decreased to 38.9% for year-to-date 2006 compared to 39.5% for the same 2005 period. The decrease is attributed to lower non-cash ESOP cost and lower state income taxes principally attributed to the higher apportionment of taxable income to Virginia, which has a lower income tax rate than North Carolina.

Year-to-date net income rose by 25.1%, or $2.1 million, to $10.6 million or $0.89 per share, from $8.5 million, or $0.72 per share, in the same prior year period. As a percent of net sales, net income rose to 4.1% in the 2006 nine months compared to 3.4% for the 2005 nine months.

Outlook

The Company expects continuing strength in demand for its imported wood, metal and upholstered furniture products and continuing challenges for domestically produced wood and upholstered furniture and has responded to this environment in the following ways:

•	Coordinating wood and upholstered furniture more closely in designing, marketing and selling.

•	Developing viable product niches for domestically-produced furniture that are less “price sensitive” and delivering a compelling value in function and upscale style and quality. Noteworthy examples include the Simply American “premier house brand” bedroom collection produced in the Martinsville plant and “motorized pop-up” consoles for plasma televisions.

•	Adding design features and materials such as brass and antiqued glass and upgrading wood finishes to provide a more sophisticated look and feel for the Company’s domestically produced wood furniture that enhances appeal and value to customers, such as with Kimball Bridge and Brookhaven home theater wall units and Simply American bedroom.

•	Developing national sales events that focus on key product categories and include domestically-produced furnishings. Two national sales promotions focus exclusively on the domestically-produced bedrooms and plasma television consoles. These sales events are supported by dealer discounts and internet and direct mail dealer-to-consumer marketing.

•	Adjusting domestic production capacity to changing consumer demand with the closure of four wood furniture plants between 2002 and 2006.

As of August 31, 2006, the Company had near record amounts of finished goods inventory and warehouse space utilization. On the positive side, the Company currently has over 80% of its best selling items in stock. After factoring in scheduled receipts and shipments over the next 30 days, the Company’s stock position improves to over 90%. At the same time, the Company’s inventory management goal is to re-align inventory levels with projected sales growth. The Company is beginning to see improvement in forecasting, logistics and systems that will continue to increase product availability and delivery to customers while decreasing finished goods inventory carrying requirements. Management expects to reduce finished goods inventory from August 2006 levels by 8-12% by the end of the 2006 fourth quarter and by 25% over the next six months, without compromising service to our customers. Although recent introductions for domestically manufactured products have been well received, the Company expects to work shorter production schedules over the next three to four months in order to help rebalance its inventory of existing products with sales. Also, during the upcoming fourth quarter, through an early retirement program and the release of temporary employees, the Company expects to reduce its Martinsville production workforce by 20%.

The market environment for leather seating has been weak during most of the 2006 nine-month period. Retail is sluggish, and leather upholstery sales have been negatively impacted by lower-priced imports. The Company is meeting the import challenge with its Seven Seas imported leather seating line, which has experienced strong net sales growth during the 2006 nine-month period. In addition, the Company has initiatives underway that it believes will improve opportunities to expand upholstery sales and profits. Compared to January 2003, when the Company acquired Bradington-Young, the leather seating product line is stronger and more diverse, delivery schedules have shortened, the dealer base has expanded and the price to value proposition has expanded with the addition of the Seven Seas imported leather seating line. Prior to the Spring 2006 International Home Furnishings Market in High Point, N.C., the Company moved its Bradington-Young showroom to leased space proximate to the Company’s wood furniture showroom, which offers greater visibility to dealers for the Company’s upholstered furniture products. Additionally, Bradington-Young launched a number of new domestic and imported products, as well as a new marketing program aimed at the design trade.

Hooker continues to expand its “store within a store” displays with the Company’s existing dealers through “SmartLiving ShowPlace” galleries dedicated exclusively to multi-category and whole-home collections under the Hooker and Bradington-Young brands. The Company is on target to reach its goal of having 35 SmartLiving ShowPlace galleries in place by the end of 2006.

While business has improved marginally since August, the upcoming 2006 fourth quarter will be challenging compared to the strong fourth quarter last year. Several factors, including a slowdown in housing and economic activity, continue to cause consumers to be cautious. On the positive side, energy prices are down, interest rates are stable, consumer confidence is improving and the stock market is performing well. During the near term, the Company is in a strong inventory position to capitalize immediately on any upturn. For the longer term, the Company expects business to improve into the upcoming fall and winter.

On August 29, 2006, the Company approved a change in its fiscal year. After completion of the current fiscal year, which will end November 30, 2006, the Company’s fiscal years will end on the Sunday closest to January 31. In order to facilitate the change to a new fiscal year end, the Company will complete a transition period that begins December 1, 2006 and ends January 28, 2007. The Company plans to file a Transition Report on Form 10-Q covering that period. The first complete fiscal year under the new schedule will begin January 29, 2007 and end February 3, 2008.

In addition, starting with the fiscal year beginning January 29, 2007, the Company will adopt quarterly periods based on thirteen-week “reporting periods” (which will always end on a Sunday) rather than quarterly periods consisting of three calendar months. As a result, each quarterly period generally will be thirteen weeks, or 91 days, long. However, since the Company’s fiscal year will always end on the Sunday closest to January 31, in some years (generally once every six years) the fourth quarter will be fourteen weeks long and the fiscal year will consist of 53 weeks (e.g. the fiscal year ending February 3, 2008 will be 53 weeks). For more information about the changes in the Company’s fiscal year and quarterly periods, please refer to the Company’s Form 8-K filed with the Securities and Exchange Commission on September 1, 2006.

Balance Sheet and Working Capital

As of August 31, 2006, assets totaled $195.8 million, increasing from $189.1 million at November 30, 2005, principally due to an increase in inventories, partially offset by a decrease in cash and cash equivalents. Shareholders’ equity at August 31, 2006, was $158.7 million, compared to $148.6 million at November 30, 2005. The Company’s long-term debt, including current maturities, declined to $11.6 million at August 31, 2006, compared to $13.3 million at November 30, 2005, as a result of scheduled debt repayments.

Working capital increased $10.4 million or 9.5%, to $120.1 million as of August 31, 2006, from $109.7 million at the end of fiscal 2005, reflecting a $9.0 million or 6.7% increase in current assets, coupled with a $1.4 million or 5.5% decrease in current liabilities. The increase in current assets is principally due to an increase of $15.1 million in inventories, partially offset by decreases of $5.9 million in cash and cash equivalents. Inventories increased 21.9%, to $83.8 million as of August 31, 2006, from $68.7 million at November 30, 2005, principally due to higher receipts of imported wood and metal inventory. Trade accounts payable decreased to $11.3 million as of August 31, 2006, from $13.9 million at November 30, 2005, principally attributed to lower purchases of imported wood furniture.

Cash Flows – Operating, Investing and Financing Activities

During the nine months ended August 31, 2006, a decrease in cash and cash equivalents ($5.9 million), receipts from the sale of property and equipment ($1.0 million, principally from the sale of the Pleasant Garden, N.C. real and personal property) and cash generated from operations ($302,000) funded cash dividends ($2.7 million), the purchase of property, plant and equipment ($2.7 million) and payments on long-term debt ($1.7 million).

During the nine months ended August 31, 2005, cash generated from operations ($8.3 million), proceeds from the sale of property and equipment ($5.4 million) and a decrease in cash and cash equivalents ($2.3 million), funded the repayment of long-term debt ($9.3 million), capital expenditures ($3.3 million), dividend payments ($2.5 million) and the repurchase of common stock ($930,000).

Cash generated from operations during the first nine months of 2006 of $302,000 decreased $8.0 million from $8.3 million in the 2005 period. The decrease was due to higher payments made to suppliers and employees partially offset by an increase in cash received from customers, an increase in interest received, and a decrease in interest payments on outstanding debt. Payments to suppliers and employees were $14.6 million higher, principally due to increased purchases of imported furniture products. Cash received from customers increased $6.0 million principally as a result of higher net sales.

The Company used $1.7 million of cash for investing activities during the first nine months of 2006 compared to generating cash from investing activities in the amount of $2.2 million in the 2005 six-month period. Purchases of plant, equipment and other assets to maintain and enhance the Company’s facilities and business operating systems declined $570,000 to $2.7 million in the 2006 period compared with $3.2 million in the same 2005 period principally as a result of declining investment requirements for wood furniture production facilities. Also, in the 2006 nine-month period the Company completed the sale of its Pleasant Garden, N.C. facility and substantially all of the machinery located at its former Martinsville, Va. plywood supply plant and other asset disposals for an aggregate cash consideration of $1.1 million, net of selling expenses. The Company also received a note in the amount of $400,000 as additional consideration from the sale of the Pleasant Garden facility. The plywood supply plant was converted to a warehouse during the 2006 first quarter. In the prior year period, the Company received cash of $5.4 million from the sale of all of the real and personal property located at the Maiden, N.C. wood furniture plant and from the sale of other assets.

The Company used $4.4 million of cash for financing activities during the 2006 nine months compared to $12.7 million in the prior year period. During 2006, the Company made scheduled principal repayments of $1.7 million on Term Loan A and paid cash dividends of $2.7 million. During 2005, the Company repaid long-term debt in the amount of $9.3 million (including the early redemption of the industrial revenue bonds for $4.6 million in cash), paid cash dividends of $2.5 million and repurchased 50,000 shares of common stock for $930,000, or $18.60 per share.

Swap Agreements

The aggregate fair market value of the Company’s interest rate swap agreements decreases when interest rates decline and increases when interest rates rise. While interest rates have increased since the 2003 second quarter through the 2006 third quarter, overall, interest rates have declined since the inception of the Company’s swap agreements. The aggregate decrease in the fair market value of the effective portion of these agreements amounting to $91,000 ($147,000 pre-tax) as of August 31, 2006, and $226,000 ($364,000 pre-tax) as of November 30, 2005, is reflected under the caption

“accumulated other comprehensive loss” in the consolidated balance sheets. Approximately $53,000 of the aggregate pre-tax decrease in fair market value of these agreements is expected to be reclassified into interest expense during the next twelve months.

Debt Covenant Compliance

The credit agreement for Term Loan A and the Company’s revolving credit facility contains, among other requirements, financial covenants as to minimum tangible net worth; debt service coverage; the ratio of funded debt to earnings before interest, taxes, depreciation, and amortization; and maximum capital expenditures. The Company was in compliance with these covenants as of August 31, 2006.

Liquidity and Capital Expenditures

In April 2006, the Company did not renew a $20 million line of credit available exclusively for commercial letters of credit issued to collateralize purchases of imported inventory. The Company is now acquiring the majority of its imported inventory on open account with suppliers who do not require letters of credit.

As of August 31, 2006, the Company had $13.7 million available under its revolving credit line to fund working capital requirements. The Company believes it has the financial resources (including available cash and cash equivalents, expected cash flow from operations, and lines of credit) needed to meet business requirements for the foreseeable future, including working capital, repayment of outstanding debt, dividends on the Company’s common stock, capital expenditures and repurchases under the Company’s stock repurchase program. Cash flow from operations is highly dependent on customer order rates and the Company’s operating performance. The Company plans to spend an aggregate of $2.4 to $3.0 million in capital expenditures during the remainder of fiscal 2006 to maintain and enhance its facilities and operating systems, principally those supporting growth in imported products and to fund distribution and supply chain management initiatives. Looking forward to 2007, the Company expects it capital expenditures to approximate 2006 levels.

Dividends

At its October 4, 2006 meeting, the board of directors of the Company approved a quarterly cash dividend of $0.08 per share. The dividend will be payable on November 30, 2006 to shareholders of record November 15, 2006.

Accounting Pronouncements

In June 2006, the Financial Standards Accounting Board (FASB) issued FASB Interpretation No. 48 - Accounting for Uncertainty in Income Taxes (“FIN 48”) — an interpretation of FASB Statement No. 109 (“SFAS 109”). This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109, Accounting for Income Taxes. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This interpretation is effective for fiscal years beginning after December 15, 2006. Consequently, the Company will adopt the standard in its 2007 first quarter, which will begin January 29, 2007. The adoption of FIN 48 is not expected to have a material impact on the Company’s financial position or results of operations.

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

The Company’s obligations under its lines of credit and outstanding term loan all bear interest at variable rates. The Company’s outstanding long-term debt (including current maturities) as of August 31, 2006, amounted to $11.6 million under Term Loan A. As of August 31, 2006, no balance was outstanding under the Company’s revolving credit line. The Company has entered into an interest rate swap agreement that, in effect, fixes the rate of interest paid on Term Loan A at 4.1% through 2010 (7.4% when the effect of a previously terminated swap agreement is taken into account in determining interest expense).

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on their most recent review, which was made as of the end of the Company’s fiscal quarter ended August 31, 2006, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure and are effective to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Controls

There have been no changes in the Company’s internal control over financial reporting during the Company’s quarter ended August 31, 2006, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

In June 2001, the Company announced that its board of directors had authorized the repurchase of up to $3.0 million of the Company’s common stock and announced an increase in that authorization of $2.2 million in October 2001, for an aggregate authorization of $5.2 million. Through August 31, 2006, the Company has repurchased approximately 634,000 shares of Company common stock at a total cost of $3.4 million or an average of $5.42 per share under this authorization. Repurchases may be made from time to time in the open market, or in privately negotiated transactions, at prevailing market prices that the Company deems appropriate. There is no expiration date for this authorization. No shares of common stock were repurchased by or on behalf of the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended) during the third quarter of 2006. Based on the market value of the common stock as of August 31, 2006, the remaining $1.7 million of the authorization would allow the Company to repurchase approximately 116,625 shares, or 0.8%, of the 14.4 million shares outstanding, or 1.1% of the Company’s outstanding shares excluding the 3.4 million shares held by the ESOP.

Item 5. Other Information

Amendment and Restatement of Hooker Furniture Corporation Bylaws

On October 4, 2006, the Company’s Board of Directors approved the amendment and restatement of the Company’s Bylaws effective as of that date. This amendment and restatement represents the first revision of the Company’s Bylaws since March 31, 1998, which predates the registration of the Company’s common stock under the Securities Exchange Act of 1934 and the listing of the Company’s common stock on the NASDAQ Capital Market (formerly NASDAQ Small Cap Market). The Nominating and Corporate Governance Committee of the Company’s Board of Directors recommended the amendment and restatement of the Bylaws after thorough review by the Committee and the Company’s outside counsel. The Company’s Amended and Restated Bylaws represent a substantial updating and revision of the Bylaws to address the corporate governance needs of a publicly traded company.

Significant changes to the Company’s Bylaws include:

•	changing the designated time of the annual meeting of shareholders and the date of the annual meeting of shareholders for 2007 and for fiscal years ending on or after February 3, 2008 (Article II; Section 1);

•	permitting the Board to designate the date and time of the annual meeting of shareholders (Article II; Section 1);

•	establishing procedures and notice provisions governing matters to be proposed by shareholders at the annual meeting of shareholders outside the Company’s proxy statement (Article II; Section 1);

•	limiting authority to call a special meeting of shareholders to the Chairman, Chief Executive Officer or the Board of Directors (previously a 10% shareholder could call a special meeting of shareholders) (Article II; Section 2);

•	expanding the methods for delivering notices for shareholders’ meetings to include any method permitted by law (Article II; Section 10);

•	adding procedures for the conduct of shareholders’ meetings (Article II; Section 4);

•	adding procedures and notice provisions for shareholder nominations of directors (Article III; Section 3);

•	making notice procedures for Board meetings more flexible (Article III; Section 7);

•	revising procedures for the election and removal of Company officers (Article IV; Sections 1-3);

•	adding provisions requiring a general or specific authorization of the Board for corporate officers, employees or agents to enter into contracts on behalf of the Company (Article IV, Sections 2 and 11); and

•	deleting the designation of the Company’s fiscal year in the Bylaws and stating that the Company’s Board of Directors will have the power to fix and change the Company’s fiscal year (Article VI).

In general, other changes include:

•	conforming Bylaws provisions to applicable Virginia law or, in some cases, deleting provisions that merely restated statutory requirements under the Virginia Stock Corporation Act;

•	providing helpful corporate governance procedures, and

•	conforming the Bylaws to current company practice.

A copy of the Company’s Bylaws as Amended and Restated October 4, 2006 is filed as an exhibit to this report and is incorporated in response to this Item by reference thereto.

Paul B. Toms, Jr. Elected to Serve as President of Hooker Furniture Corporation

On September 5, 2006, the Company announced that Douglas C. Williams, the Company’s President and Chief Operating Officer, will retire effective October 31, 2006. At a meeting held October 4, 2006, the Board of Directors of the Company elected Paul B. Toms, Jr., the Company’s Chairman and Chief Executive Officer, to also serve as the Company’s President effective November 1, 2006.

Item 6.	Exhibits

3.1	Amended and Restated Articles of Incorporation of the Company, as amended March 28, 2003 (incorporated by reference to Exhibit 3.1 of the Company’s Form 10-Q (SEC File No. 000-25349) for the quarter ended February 28, 2003)

3.2*	Bylaws of the Company amended and restated October 4, 2006

4.1	Amended and Restated Articles of Incorporation of the Company (See Exhibit 3.1)

4.2	Bylaws of the Company amended and restated October 4, 2006 (See Exhibit 3.2)

31.1*	Rule 13a-14(a) Certification of the Company’s principal executive officer

31.2*	Rule 13a-14(a) Certification of the Company’s principal financial officer

32.1*	Rule 13a-14(b) Certification of the Company’s principal executive officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Rule 13a-14(b) Certification of the Company’s principal financial officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*Filed	herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOOKER FURNITURE CORPORATION

Date: October 6, 2006	/s/ R. Gary Armbrister
R. Gary Armbrister
Chief Accounting Officer
(Principal Accounting Officer)

Exhibit Index

Exhibit No.	Description

3.1	Amended and Restated Articles of Incorporation of the Company, as amended March 28, 2003 (incorporated by reference to Exhibit 3.1 of the Company’s Form 10-Q (SEC File No. 000-25349) for the quarter ended February 28, 2003)

3.2*	Bylaws of the Company amended and restated October 4, 2006

4.1	Amended and Restated Articles of Incorporation of the Company (See Exhibit 3.1)

4.2	Bylaws of the Company amended and restated October 4, 2006 (See Exhibit 3.2)

31.1*	Rule 13a-14(a) Certification of the Company’s principal executive officer

31.2*	Rule 13a-14(a) Certification of the Company’s principal financial officer

32.1*	Rule 13a-14(b) Certification of the Company’s principal executive officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Rule 13a-14(b) Certification of the Company’s principal financial officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*Filed	herewith