Form 10-K
period 2006-11-30
HOOKER FURNITURE CORP
filed 2007-02-28
CIK 1077688

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended November 30, 2006

Commission file number 000-25349

HOOKER FURNITURE CORPORATION

(Exact name of registrant as specified in its charter)

Virginia	54-0251350
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

440 East Commonwealth Boulevard, Martinsville, VA 24112

(Address of principal executive offices, Zip Code)

(276) 632-0459

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, no par value	NASDAQ Capital Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated Filer  ☐    Accelerated Filer  ☒    Non-accelerated Filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes   ☐    No  ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $157.2 million.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of February 27, 2007:

Common stock, no par value	13,269,242
(Class of common stock)	(Number of shares)

Documents incorporated by reference: Portions of the registrant’s definitive Proxy Statement for its Annual Meeting of Shareholders scheduled to be held March 22, 2007 are incorporated by reference into Part III.

Hooker Furniture Corporation

Hooker Furniture Corporation

Part I

ITEM 1.	BUSINESS

General

Incorporated in Virginia in 1924, Hooker Furniture Corporation (“Hooker”, “Hooker Furniture” or the “Company”) is ranked in the top 10 of the nation’s largest publicly traded furniture sources, based on 2005 shipments to U.S. retailers, according to Furniture/Today, a leading trade publication. The 82-year old Company is a leading resource for residential wood, metal and upholstered furniture. Major furniture categories include wall and entertainment units, and office, dining, bedroom, accent, occasional, and leather upholstered furniture for the home. An extensive selection of designs and formats along with finish and cover options in each of these product categories makes the Company a comprehensive resource for retailers primarily targeting the upper-medium price range. The Company’s principal customers are retailers of residential home furnishings who are broadly dispersed throughout North America. Customers include independent furniture stores, specialty retailers, department stores, catalog merchants and national and regional chains.

The Company markets wood and metal furniture under the Hooker Furniture brand name and markets upholstered furniture under the Bradington-Young brand name. Furniture is designed and marketed as stand-alone products or products within small multi-piece groups or broader collections offering a unifying style, design theme and finish. Examples of Hooker Furniture collections include Preston Ridge, Waverly Place, Casablanca, Casa del Sol and PGA TOUR® Home. Products also are marketed by product category, such as The Great Entertainers, SmartWorks Home Office and SmartKids-Youth Furniture for Life. Hooker’s wood and metal furniture is typically designed for and marketed to the upper-medium price range. Under its Bradington-Young upholstery brand, the Company offers a broad variety of residential leather and fabric upholstered furniture and specializes in leather reclining and motion chairs, sofas, club chairs and executive desk chairs. Domestically produced upholstered furniture is targeted at the upper and upper-medium price ranges; while imported upholstered furniture, marketed as the Bradington-Young Seven Seas Seating line, is targeted at the medium and upper-medium price ranges. The Company provides a comprehensive resource for retailers by offering furniture collections and products for virtually every room of the home.

The Company’s Changing Business Model

Over the past five years, Hooker Furniture has transformed from a predominately wood furniture manufacturer to a product design, global sourcing, logistics and marketing company for residential wood and upholstered furniture. In 2001, nearly 70 percent of the Company’s net sales were derived from the sale of domestically produced wood furniture; but the tide began to turn as sales of the Company’s imported wood furniture rapidly overtook sales of its domestically made furniture. This trend continued through 2006. Since 2003, Hooker closed a domestic wood furniture plant each year as its product mix increasingly shifted toward imported wood and metal furniture. The Company’s management and Board of Directors realized that for Hooker to remain viable and vibrant, it would need to diversify the Company and to transform from a manufacturer to a marketer offering high-value wood furniture sourced globally and domestically-produced and imported upholstered furniture.

In January 2007, Hooker Furniture announced the closing of its Martinsville, Va. wood furniture production facility, the last of its domestic wood furniture plants. The closing, planned by the end of March 2007, will mark the Company’s exit from domestic wood furniture manufacturing and the end of an era at Hooker Furniture.

Also in January 2007, the Company announced the termination of its Employee Stock Ownership Plan (“ESOP”) effective January 26, 2007. As of November 30, 2006, the ESOP, in which substantially all of the Company’s employees participated, held 23.4% of Hooker Furniture’s outstanding common stock, more than any other shareholder of the Company. The ESOP was discontinued primarily because of the fundamental change in the Company’s business model since 2000 when the ESOP became the largest single shareholder of the Company through its purchase of 3.6 million shares (split adjusted) of the Company’s common stock in a public tender offer, using a loan from Hooker Furniture. Since then, a rising stock price and the Company’s diminishing employee base caused the ESOP to become too costly in this competitive industry. The annual costs of the ESOP have averaged $3.4 million in 2004 to 2006. As a result of the ESOP termination, the Company will record an $18.4 million charge in the two-month transition period ended January 28, 2007. While this non-cash, non-deductible charge to earnings is significant, management believes discontinuing the ESOP will better position the Company to compete going forward by bringing future benefit costs more in line with the industry, the Company’s new operating model and its current workforce.

With the exit from domestic wood furniture manufacturing and the termination of the ESOP, Hooker Furniture’s transition to a design, marketing, logistics and global sourcing business model for wood and metal furniture is now largely complete. The Company believes the costs of reorganization are largely behind it and the Company has emerged vibrant, financially strong and well-positioned for continued success as Hooker Furniture embarks on a new era in its history.

Strategy and Mission

The Company’s mission is to “enrich the lives of the people we touch through innovative home furnishings of exceptional value,” using the following strategy:

•	To offer world-class style, quality and product value as a complete residential wood and upholstered furniture resource through excellence in product design, global sourcing, manufacturing, logistics, sales, marketing and customer service.

•	To be an industry leader in sales growth and profitability performance, providing an outstanding investment for our shareholders and contributing to the well-being of our employees, customers, suppliers and community neighbors.

•	To nurture the relationship-driven, team-oriented and integrity-minded corporate culture that has distinguished our company for over 80 years.

The Company sells one category of products, home furnishings, which accounts for all of the Company’s net sales of products. The percentages of net sales provided by each of its major product sub-categories for the last three years are as follows:

	2006	2005	2004
Wood and metal furniture products	82%	82%	83%
Upholstered furniture products	18%	18%	17%

Total	100%	100%	100%

Product Design and Product Collections and Styles

The Company’s product lines cover most major style categories, including European and American traditional, transitional, urban, country, casual, cottage and romantic designs. The Company offers furniture in a variety of materials, such as various types of wood, metal, leather and fabric, as well as veneer and rattan, often accented with marble, stone, slate, ceramic, glass, brass and/or hand-painted finishes. Products are designed to be attractive to consumers both as individual furniture pieces and as pieces within whole-home collections. The Company believes its wide variety of product categories, styles and finishes enables it to anticipate and respond quickly to changing consumer preferences. The Company offers retailers a comprehensive furniture resource principally in the upper-medium price range, and additional products within both the upscale and medium price ranges. Based on sales and market acceptance, the Company believes its products represent good value and the style and quality of its furniture compares favorably with more premium-priced products.

The product life cycle for furniture continues to shorten as consumers demand innovative new features, functionality, style and finishes that will enhance their lifestyle while providing value and durability. The Company believes its distinctive product design, development and market-launch process provides it with a competitive advantage. Hooker Furniture and its Bradington-Young subsidiary design and develop new product styles semi-annually to replace discontinued products and collections, and in some cases, to enter new product categories. The Company’s product design process begins with the marketing team identifying customer needs and trends, and conceptualizing product ideas and features. A variety of sketches are produced, usually by independent designers, from which prototype furniture pieces are built. The Company invites some of its independent sales representatives and a representative group of dealers to view and critique the prototypes. Based on this input, the Company may modify the designs. Then, the Company’s engineering department, or one or more of the Company’s off-shore suppliers, prepares a sample for full-scale production. The Company generally introduces its new product styles at the International Home Furnishings Market held each fall and spring in High Point, North Carolina, and supports new product launches with promotions, public relations, product brochures, websites and point-of-purchase consumer materials.

Rapid changes in consumer electronics technology prompt continual product format updates in the home entertainment and home office furniture categories. In these two categories, Hooker strives for innovation and is recognized as an industry leader.

In 2006, responding to the meteoric sales increases of flat screen and flat panel plasma and LCD televisions in high definition and widescreen formats, Hooker expanded its assortment of TV consoles, home theater wall units and entertainment centers to accommodate these electronics. During the year, Hooker developed a “third-generation” format of flat panel TV lift or “hideaway” console in which the television is stored inside the console and lifted for viewing via remote control. This ideal new format, first introduced in the spring, combines desirable features including a compact footprint, lower price point, ample media storage and optimum viewing height. Overall, console formats have risen in importance in Hooker’s home entertainment line when compared with the traditional entertainment armoire. However, in fall 2006, Hooker introduced an innovative new armoire concept featuring an adjustable back panel that accommodates both older tube TVs or new flat screen TVs, allowing consumers to adjust their furniture to changing TV formats.

In home theater wall units, the Company targeted younger consumers with several successful introductions of more transitional, open and smaller-scaled offerings suitable for lofts, condominiums and urban living.

In the home office category, the Company has transitioned from making most of its home office furniture domestically five years ago to importing almost 100% in 2006. In spite of the loss of domestic volume and some deflation in pricing in 2006, the Company still significantly grew the category and believes it grew its market share in home office.

Bradington-Young continues to add incremental sales by entering new product categories and expanding its assortment with global sourcing of leather seating in more moderate price points than the upper-end niche occupied by its domestically produced seating. In 2006, Bradington-Young continued to expand its imported Seven Seas Seating line, originally launched in late 2003 to round out its assortment and appeal to a broader customer base. Bradington-Young took a more item-oriented approach (i.e. more club chairs, executive chairs, etc.) and lessened concentration on sofa groups. This approach was successful and Seven Seas Seating net sales increased by more than 50% during 2006. Bradington-Young also entered the stationary sectional category with four sectional groups all merchandised at the same price. Each group offers an extensive array of options including one-arm loveseats, one-arm sofas, corner wedges, corner return sofas, sleepers, reclining chair counterparts and other components. The program, Sectional Seating by Design, was very well received at the October 2006 market and is expected to gain additional slots on a wide variety of retailers’ floors. Additionally, Bradington-Young initiated its Designer Direct Program which makes the line more accessible to the design trade. This program, introduced in April, has helped increase distribution in a traditionally weak segment for the Company

The Company also develops product groups under mutually beneficial license agreements, such as the PGA TOUR® Home group. The Company has introduced new products for this group each year since its introduction in 2001 and renewed its licensing agreement with the PGA TOUR® through 2007. These products are marketed, along with other PGA TOUR® Home-licensed furnishings, through the www.pgatourhome.com website.

Sourcing

Hooker Furniture has the capability, resources, longstanding business relationships and experience to efficiently and cost effectively source its wood, metal and upholstered furniture.

Imported Products

The Company has sourced products from foreign manufacturers since 1988. In the past Hooker Furniture has imported both finished furniture, as well as furniture that it assembles, in a variety of styles, materials and product lines. The Company believes the best way to leverage its financial strength and differentiate its import business from the industry is through innovative and collaborative design, outstanding products, great value, consistent quality, easy ordering, and world-class global logistics and distribution systems. Imported furniture accounted for approximately 73% of net sales in 2006, 62% of net sales in 2005 and 55% of net sales in 2004.

The Company imports products primarily from China, the Philippines, Mexico, Indonesia, Vietnam, Honduras and Malaysia through direct relationships with factories and with agents representing other factories. Because of the large number and diverse nature of the foreign factories from which the Company sources its imported products, the Company has significant flexibility in the placement of products in any particular factory or country. Factories located in China are an important resource for the Company. In 2006, imported products sourced from China accounted for approximately 71% of import purchases; and the factory in China from which the Company directly sources the most product accounted for approximately 34% of the Company’s worldwide purchases of imported product. A sudden disruption in the Company’s supply chain from this factory, or from China in general, could significantly impact the Company’s ability to fill customer orders for products manufactured at that factory or in that country. If such a disruption were to occur, the Company believes that it would have sufficient inventory to adequately meet demand for approximately three months. Also, with the broad spectrum of product the Company offers, the Company believes that, in some cases, buyers could be offered similar product available from alternative sources. The Company believes that it could, most likely at higher cost, source most of the products currently sourced in China from factories in other countries and could produce certain upholstered products domestically at its own factories. However, supply disruptions and delays on selected items could occur for up to six-months. If the Company were to be unsuccessful in obtaining those products from other sources or at a comparable cost, then a sudden disruption in the Company’s supply chain from its largest import furniture supplier, or from China in general, could have a short-term material adverse effect on the Company’s results of operations. Given the capacity available in China and other low-cost producing countries, the Company believes the risks from these potential supply disruptions are manageable.

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

For imported products, the Company generally negotiates firm pricing with its foreign suppliers in U.S. Dollars for periods typically of up to one year. The Company accepts the exposure to exchange rate movements beyond these negotiated periods without using derivative financial instruments to manage this risk. Since the Company transacts its imported product purchases in U.S. Dollars, a relative decline in the value of the U.S. Dollar could increase the price the Company pays for imported products beyond the negotiated periods. The Company generally expects to reflect substantially all of the effect of any price increases from suppliers in the prices it charges for imported products. These price changes could adversely impact sales volume and profit margin during affected periods. Conversely, a relative increase in the value of the U.S. Dollar could decrease the cost of imported products and favorably impact net sales and profit margins during affected periods. See also “Item 7A. Quantitative and Qualitative Disclosures about Market Risk.”

Manufacturing and Raw Materials

At November 30, 2006, the Company operated approximately 1.1 million square feet of manufacturing and supply plant capacity in North Carolina and Virginia for its domestic wood and upholstered furniture production. The Company considers its machinery and equipment generally to be modern and well-maintained. To meet customer expectations of just-in-time product delivery, the remaining wood furniture plant maintains the flexibility to produce multiple product lines. The Company’s strategy has been to strike a balance between using shorter, more frequent production runs for high-demand products and maintaining adequate inventory levels for lower-demand furniture.

Beginning in 2001, the Company’s domestic wood furniture manufacturing operations began to suffer from lower demand and continuing significant declines in volume for its bedroom, home office and home entertainment products principally due to competition from lower-priced imported furniture products. During this time period, net sales for domestic wood furniture decreased from $152.3 million in 2001 to $46.2 million in 2006. These declines led to:

•	the closing of the Company’s Roanoke, Va. facility in August 2006, Pleasant Garden, N.C. facility in October 2005, Maiden, N.C. facility in October 2004, and Kernersville, N.C. facility in August 2003;

•	a workforce reduction at its Martinsville, Va. manufacturing facility in 2001 and a voluntary workforce reduction at the Martinsville facility in 2006; and

•	short work schedules at its wood manufacturing facilities over much of the time period since 2001.

Finally, on January 17, 2007, the Company announced that in response to the continuing trend of decreased order and sales rates for the Company’s domestically produced wood furniture it plans to close its last wood manufacturing facility, located in Martinsville, Va., by the end of March, 2007.

In contrast to the Company’s strategy for wood and metal furniture, the Company believes there is a viable future for domestically produced upholstery, which has been less affected by import competition over the last five years. Domestic seating companies with strong niches and an upper-medium to high-end price point have been the least impacted by lower cost imports and continue to perform well even in the face of foreign competition. In addition, domestic upholstery manufacturers have two key competitive advantages to imported upholstery manufacturers:

•	Offering customized cover-to-frame and fabric-to-frame combinations to the upscale consumer and interior design trade; and

•	Offering quick product delivery of four to six weeks or less.

Due to these competitive advantages, the Company remains committed long term to maintaining domestic production of upholstered furniture. In 2006, the Company’s Bradington-Young upholstery subsidiary retained its domestic business with only a slight decrease in domestic upholstery sales to $49.8 million in 2006 from $54.1 million in 2005 in a difficult retail environment.

The principal materials the Company uses in manufacturing its wood furniture products include lumber, veneer, plywood, particleboard, hardware, glue, finishing material, glass products, fasteners and mechanical lifts and remote controls. The Company uses a variety of species of lumber, including poplar, cherry, maple, oak and pine.

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

Significant materials used in manufacturing upholstered furniture products include leather or fabric, foam, wooden frames and metal mechanisms. Most of the leather is imported from Italy, South America and China. Leather is purchased as full hides, which are cut and sewn by Bradington-Young and also as pre-cut and sewn hides processed by the vendor to pattern specifications.

Foam is a key raw material, and a significant component of materials cost of leather and fabric upholstered furniture. A large percentage of domestically produced foam is made in the Gulf Coast region and is dependent on raw materials produced in that region. The production of foam was interrupted as a result of hurricanes in the Gulf Coast region in the summer and fall of 2005. The cost and availability of foam was impacted by foam production capacities and by increased prices for petroleum products. Due to the Company’s longstanding relationships with its suppliers, production was not interrupted. Prices, however, did increase, resulting in a temporary surcharge to the Company’s retailers which lasted until June 2006. By mid-year, foam prices had stabilized.

The Company believes that its sources for raw materials are adequate and that it is not dependent on any one supplier. The Company’s five largest suppliers accounted for approximately 37% of its raw materials supply purchases for its domestic furniture manufacturing operations in 2006.

Distribution

The general marketing practice followed in the furniture industry is to exhibit products at international and regional furniture markets attended by retail buyers. In the spring and fall of each year, the world’s largest furniture market is held in High Point, North Carolina. The Company utilizes 126,000 square feet of showroom space in High Point to introduce new products and collections; increase sales of existing products; and design and test innovative features, products and marketing programs. Prior to the spring 2006 International Home Furnishings Market, the Company moved its Bradington-Young showroom to space with higher traffic and higher visibility that is close to the Hooker wood furniture showroom in the International Home Furnishings Center in High Point, N.C.

The Company sells its furniture through over 90 independent sales representatives to retailers of residential home furnishings, who are broadly dispersed throughout North America, including:

•	independent furniture retailers such as Furnitureland South of Jamestown/High Point, North Carolina, Louis Shanks of Texas, Baer’s Furniture of South Florida, and Berkshire Hathaway-owned companies Star Furniture, Jordan’s Furniture, Nebraska Furniture Mart and R.C. Willey;

•	department stores such as Macys and Dillard’s;

•	regional chain stores such as Raymour & Flanigan, Robb & Stucky and Haverty’s;

•	national chain stores such as Z Gallerie; and

•	catalog merchandisers such as Frontgate and the Horchow Collection, a unit of Neiman Marcus.

The Company sold to over 4,400 customers during 2006. No single customer accounted for more than 4% of the Company’s net sales in 2006. No significant part of the Company’s business is dependent upon a single customer, the loss of which would have a material effect on the business of the Company. However, the loss of several of the Company’s major customers could have a material impact on the business of the Company. In addition to the Company’s broad domestic customer base, approximately 3% of the Company’s net sales in 2006 were to international customers.

The Company believes this broad network of retailers and independent sales representatives reduces its exposure to regional recessions and allows it to capitalize on emerging trends in channels of distribution.

The Company offers tailored merchandising programs, such as SmartLiving ShowPlace in-store galleries, Seven Seas Treasures boutiques and home entertainment and SmartWorks Home Office galleries, to address each channel of distribution. A key distribution development began in 2005 with the introduction of SmartLiving ShowPlace “store within a store” galleries. These galleries are dedicated exclusively to furniture groups and whole-home collections under the Hooker and Bradington-Young brands and typically comprise 3,500 square feet to 8,000 square feet of retail space. The mission of the SmartLiving program is to develop progressive partnerships with retailers by providing a merchandising and marketing plan to drive increased sales and profitability and positively impact consumers’ purchase decisions, satisfaction and loyalty through an enhanced shopping experience.

Since 2003, an important development for imported furniture products has been the expansion of the Seven Seas Treasures retail boutique program. Currently, over 400 stores dedicate space to display the Company’s Seven Seas Treasures line of imported upscale and casual dining room furniture, metal beds, occasional tables and functional accents, including hand-painted furniture, carved writing desks, tables and chests. In the home entertainment and home office categories in which Hooker is recognized as an industry leader, the Company has well-developed product specialty gallery programs supported by semi-annual national sales promotions, a special Website dealer locator and point-of-purchase collateral materials. Currently, there are approximately 450 Home Entertainment by Hooker galleries and approximately 325 SmartWorks Home Office galleries established in retail stores. In addition, over 1,500 retailers offer Bradington-Young leather upholstery products.

Warehousing, Inventory and Supply Chain Management

During 2006, Hooker Furniture continued to refine its supply chain and sourcing operations via systems enhancements and personnel additions both in the US and China. Investments made in a new Global Purchasing System and a web-based Global Souring Management System, coupled with planned upgrades to current demand and inventory planning platforms, are expected to help the Company drive down inventories, reduce lead times and improve order fill rates in 2007.

The Company distributes furniture to retailers from its distribution centers and warehouses in Virginia and North Carolina, as well as directly from Asia and Latin America via its Container Direct Program. In 2004, the Company entered into a warehousing and distribution arrangement in China with its largest supplier of imported products. The warehouse and distribution facilities are owned by the supplier and operated by that supplier and a third party utilizing a state of the art global warehouse management system that updates daily the Company’s central inventory management and order processing systems. A concerted effort was made in 2005 to create a highly focused mix of over 400 of this supplier’s best selling items and to offer this mix directly to retailers in the U.S. under the Company’s Container Direct Program. By doing so, the Company achieved an approximately 98% in-stock percentage at this facility, resulting in significant sales growth under the Container Direct Program. The program features an internet-based product ordering system and a delivery notification system that is easy to use and available to the Company’s pre-registered dealers. In addition, the Company also ships containers directly from a variety of other suppliers in Asia and Honduras. The Company is committed to exploring ways to continually improve its distinctive, value-added Container Direct Program through product consolidation and routing strategies aimed at shortening delivery times and providing significant cost savings for retailers.

Seven Seas Seating, Bradington-Young’s line of imported upholstered furniture has grown rapidly since its introduction in the 2003 fourth quarter. Unlike domestic upholstered production, these products are purchased based on a forecast of product demand and shipped out of inventory from 109,000 feet of leased warehouse space in Cherryville, N.C. Seven Seas Seating may also be purchased under the Container Direct Program and a container order can consist of any of the product produced at a given plant.

During 2006, Hooker Furniture’s import distribution operations were certified as a full participant in the U.S. Department of Homeland Security, Customs Trade Partnership Against Terrorism (C-TPAT) program. C-TPAT is a joint government-business initiative designed to ensure proper security procedures are in place to protect the flow of global trade. Through C-TPAT, U.S. Customs and Border Protection has joined with the owners of the supply chain importers, carriers, brokers, warehousemen and manufacturers to provide the highest level of security while facilitating the movement of goods entering the United States. To qualify for membership in C-TPAT, companies must conduct a detailed self-assessment of supply chain security using the C-TPAT security guidelines created by Customs and the trade community. Companies must also submit a supply chain security profile questionnaire to Customs and implement a program to enhance security throughout the supply chain in accordance with the C-TPAT guidelines. Upon C-TPAT certification, members receive expedited handling and processing of their goods into the United States.

The Company schedules purchases of imported furniture and production of domestically manufactured wood furniture based upon actual and anticipated orders and product acceptance at furniture markets. The Company strives to provide imported and domestically produced furniture on-demand for its dealers. During 2006, the Company shipped 71% of all wood and metal furniture orders and 69% of all upholstery orders within 30 days of order receipt. It is the Company’s policy and industry practice to allow order cancellation for wood and metal furniture up to the time of shipment; therefore, customer orders for wood and metal furniture are not firm. However, domestically produced upholstered product orders are predominantly custom-built and shipped within one to seven weeks after the order is received and consequently, cannot be cancelled once the leather or fabric is cut.

The Company’s backlog of unshipped orders for all of its products amounted to $25.7 million or approximately four weeks of sales as of November 30, 2006. For the last three years, over 92% of all orders booked were ultimately shipped. Management considers orders and backlogs to be one helpful indicator of sales for the upcoming 30-day period, but because of the Company’s quick delivery and its cancellation policy, management does not consider order backlogs to be a reliable indicator of expected long-term business.

Competition

The furniture industry is highly competitive and includes a large number of foreign and domestic manufacturers and importers, none of which dominates the market. While the markets in which the Company competes include a large number of relatively small and medium-sized manufacturers, certain competitors of the Company have substantially greater sales volumes and financial resources than the Company. U.S. imports of furniture produced overseas, such as from China, have grown rapidly in recent years, and overseas companies have increased both their presence through wholesale distributors based in the United States and their shipments directly to U.S. retailers during that period.

The primary competitive factors for home furnishings in the Company’s price points include price, style, availability, service, quality and durability. The Company believes that its design capabilities, ability to import and/or manufacture upholstered furniture, product value, longstanding customer and supplier relationships, significant distribution and inventory capabilities, ease of ordering, financial strength, experienced management and customer support are significant competitive advantages.

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

Employees

As of November 30, 2006, the Company had approximately 1,050 employees. None of the Company’s employees are represented by a labor union. The Company considers its relations with its employees to be good.

Through January 2007 the Company sponsored the Hooker Furniture Corporation ESOP, a retirement plan that enabled eligible employees to share in the growth of the Company by accumulating an ownership interest in the Company’s common stock. Substantially all employees participated in the ESOP, which held 23.4% of the Company’s outstanding common stock as of November 30, 2006. As noted above under The Company’s Changing Business Model, the Company announced on January 29, 2007, that effective January 26, 2007, the Company terminated the ESOP to increase profitability and competitiveness and better align employee benefits with its new business model. The ESOP purchased most of the shares it holds in a public tender offer financed by the Company in 2000 when the Company employed 2,400 employees at five domestic wood furniture plants. Since then, the Company has transitioned to a global sourcing marketing and logistics business model with the number of employees decreasing to approximately 1,050 at November 30, 2006. In addition, the number of employees is expected to decrease to approximately 750 by the end of March 2007, once the planned closing of the Company’s Martinsville, Va. manufacturing facility is completed. Both the costs per employee to maintain the ESOP and ESOP costs as a percentage of payroll have increased to a point out of line with industry averages, decreasing the Company’s competitiveness. The Company believes discontinuing the plan is in the mutual long term interests of the Company, its shareholders and employees.

Patents and Trademarks

The Hooker Furniture and Bradington-Young trade names represent many years of continued business. The Company believes these trade names are well-recognized and associated with quality and service in the furniture industry. The Company also owns a number of patents, trademarks and licenses, none of which is considered to be material to the Company.

Hooker, H logo, Bradington-Young, B-Y logo, Alexander Taylor, Belle Vista, Casablanca, Casa del Sol, Cityscape, Fairview, Marin Point, Metropolitan View, Mirabel, Mountain Laurel, Preston Ridge, Sectional Sofas by Design, Seven Seas, Seven Seas Seating, SmartKids-Youth Furniture for Life, Simply American, SmartLiving ShowPlace, SmartWorks Home Office, The Great Entertainers, Wexford Square and Waverly Place are trademarks of Hooker Furniture Corporation. All rights reserved.

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

The Company also is subject to provisions of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) pertaining to the review, documentation and testing of internal controls over financial reporting and to other corporate governance matters. Compliance with the regulations promulgated under the Sarbanes-Oxley Act led to an increase in professional service fees and staff; and required substantial efforts by internal personnel in 2004. In 2005 and 2006, compliance costs declined compared to 2004, but remained at significantly higher levels than compared to 2003 and earlier years. As a result, compliance with these regulations had a substantial impact on the Company’s earnings for 2004 and a smaller, but significant, impact on results during 2005 and 2006. Sarbanes-Oxley external compliance costs continued to decline from 2005 to 2006. The Company expects that future compliance costs related to the Sarbanes-Oxley Act will be consistent with dollar levels expended in 2006.

Additional Information

You may visit the Company online at www.hookerfurniture.com and www.bradington-young.com. The Company makes available, free of charge through its website, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and other documents as soon as practical after filing or furnishing the material to the Securities and Exchange Commission. A free copy of the Company’s Form 10-K may also be obtained by contacting Robert W. Sherwood, Vice President—Credit, Secretary and Treasurer at the corporate offices of the Company.

Forward-Looking Statements

Certain statements made in this report, including under “Item 1 - Business” and “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations,” are not based on historical facts, but are forward-looking statements. These statements reflect the Company’s reasonable judgment with respect to future events and can be identified by the use of forward-looking terminology such as “believes,” “expects,” “projects,” “may,” “will,” “should,” “would” or “anticipates,” or the negative thereof, or other variations thereon, or comparable terminology, or by discussions of strategy. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Those risks and uncertainties include but are not limited to:

•	price competition in the furniture industry;

•	adverse political acts or developments in, or affecting, the international markets from which the Company imports products, including duties or tariffs imposed on products imported by the Company;

•	changes in domestic and international monetary policies and fluctuations in foreign currency exchange rates affecting the price of the Company’s imported products;

•	achieving and managing growth and change, and the risks associated with acquisitions, restructurings, strategic alliances and international operations;
•	general economic or business conditions, both domestically and internationally;

•	the cyclical nature of the furniture industry;

•	risks associated with the cost of imported goods, including fluctuation in the prices of purchased finished goods and transportation and warehousing costs;

•	risks associated with domestic manufacturing operations, including fluctuations in the prices of key raw materials, transportation, and warehousing costs, domestic labor costs and environmental compliance and remediation costs;

•	supply, transportation and distribution disruptions, particularly those affecting imported products;

•	risks associated with distribution through retailers, such as non-binding dealership arrangements;

•	capital requirements and costs; and

•	competition from non-traditional outlets, such as catalogs, internet and home improvement centers.

ITEM 1A.	RISK FACTORS

The Company’s business is subject to a variety of risks. The risk factors detailed below should be considered in conjunction with the other information contained in this annual report on Form 10-K. If any of these risks actually materialize, the Company’s business, financial condition, and future prospects could be negatively impacted. These risks are not the only ones the Company faces. There may be additional risks that are presently unknown to the Company or that it currently believes to be immaterial that could affect its business.

The Company may lose market share due to competition, which would decrease future sales and earnings.

The furniture industry is very competitive and fragmented. The Company competes with many domestic and foreign manufacturers. Some competitors have greater financial resources than the Company and often offer extensively advertised, well-recognized, branded products. Competition from foreign producers has increased dramatically in the past few years. The Company may not be able to change the prices of its products in response to these competitive pressures or increasing supplier and production costs. Also, due to the large number of competitors and their wide range of product offerings, the Company may not be able to continue to differentiate its products (through styling, finish and other construction techniques) from those of its competitors. In addition, large retail furniture dealers have the ability and could at any time begin to obtain offshore sourcing on their own. As a result, the Company is continually subject to the risk of losing market share, which may lower sales and earnings.

An economic downturn could result in a decrease in sales and earnings.

The furniture industry is subject to cyclical variations in the general economy and to uncertainty regarding future economic prospects. Economic downturns could affect consumer spending habits by decreasing the overall demand for home furnishings. These events could also impact retailers, the Company’s primary customers, possibly resulting in a decrease in the Company’s sales and earnings. Changes in interest rates, consumer confidence, new housing starts, existing home sales, and geopolitical factors are particularly significant economic indicators for the Company.

Failure to anticipate or timely respond to changes in fashion and consumer tastes could adversely impact the Company’s business and decrease sales and earnings.

Furniture is a styled product and is subject to rapidly changing fashion trends and consumer tastes. If the Company fails to anticipate or timely respond to these changes it may lose market share or be faced with the decision of whether to sell excess inventory at reduced prices. This could result in lower sales and earnings.

A loss of several large customers through business failures or other reasons could result in a decrease in future sales and earnings.

The loss of several of the Company’s major customers, through customer business failures or otherwise, could materially affect the sales and earnings of the Company. Lost sales may be difficult to replace. Amounts owed to the Company by a customer whose business fails may become uncollectible.

The Company’s ability to grow sales and earnings depends on the successful execution of its business strategies.

Over the last five years, the Company has transitioned from manufacturing most of its products to sourcing most of its products from offshore suppliers. As a result, the Company is now primarily a design, sourcing, marketing and logistics company. The Company’s ability to maintain and grow sales and earnings depends on the continued correct selection and successful execution and refinement of its overall business strategies and business systems for designing, marketing, sourcing and distributing its products. The Company must also make good decisions about product mix. Since the Company is exiting domestic manufacturing of wood furniture and is now completely dependent on offshore suppliers for wood furniture products, the Company must continue to enhance relationships and business systems that allow it to continue to work more efficiently and effectively with its global sourcing suppliers. The Company also must continue to evaluate the appropriate mix between domestic manufacturing and foreign sourcing for upholstered products. All of these factors affect the Company’s ability to grow sales and earnings.

The Company depends on suppliers in China for a high proportion of its wood and metal furniture products, and a disruption in supply from China or from the Company’s most significant Chinese supplier could adversely affect the Company’s ability to timely fill customer orders for these products and the costs of these products to the Company.

In 2006, imported products sourced from China accounted for approximately 71% of the Company’s import purchases; and the factory in China from which the Company directly sources the largest portion of its import products accounted for approximately 34% of the Company’s worldwide purchases of imported products. A sudden disruption in the Company’s supply chain from this factory, or from China in general, could significantly impact the Company’s ability to fill customer orders for products manufactured at that factory or in that country. If such a disruption were to occur, the Company believes that it would have sufficient inventory to adequately meet demand for approximately three months. The Company believes that it could, most likely at higher cost, source most of the products currently sourced in China from factories in other countries and could produce certain upholstered products domestically at its own factories. However, supply disruptions and delays on selected items could occur for up to six months before remedial measures could be implemented. If the Company were to be unsuccessful in obtaining those products from other sources or at comparable cost, then a sudden disruption in the Company’s supply chain from its largest import furniture supplier, or from China in general, could have a short-term material adverse effect on the Company’s results of operations.

Changes in the value of the U.S. Dollar compared to the currencies for the countries from which the Company obtains its products could adversely affect net sales and profit margins.

For imported products, the Company generally negotiates firm pricing with its foreign suppliers in U.S. Dollars for periods typically of up to one year. The Company accepts the exposure to exchange rate movements beyond these negotiated periods without using derivative financial instruments to manage this risk. Since the Company transacts its imported product purchases in U.S. Dollars, a relative decline in the value of the U.S. Dollar could increase the price the Company must pay for imported products beyond the negotiated periods. These price changes could adversely impact net sales and profit margins during affected periods.

The Company’s dependence on offshore suppliers could, over time, adversely affect its ability to service customers, which could lower future sales and earnings.

The Company has decided to completely exit domestic wood furniture manufacturing, effective at the end of March 2007. The Company must now rely exclusively on offshore suppliers for its wood and metal furniture products. The Company’s offshore suppliers may not supply goods that meet the Company’s quality, design or other specifications in a timely manner and at a competitive price. If the Company’s suppliers do not meet the Company’s specifications, the Company may need to find alternative vendors, potentially at a higher cost, or may be forced to discontinue products. Also, delivery of goods from offshore vendors may be delayed for reasons not typically encountered for domestically manufactured wood and metal furniture, such as shipment delays caused by customs or labor issues. The Company’s failure to fill customer orders during an extended business interruption by a major offshore supplier could negatively impact existing customer relationships resulting in decreased sales and earnings.

Because the Company will rely on offshore sourcing for all of its wood and metal products, and for some of its upholstered products, it will be subject to changes in local government regulations, which could result in a decrease in earnings.

Changes in political, economic, and social conditions, as well as laws and regulations in the foreign countries where the Company sources its products could have adverse impacts on the Company. These changes could make it more difficult to provide products and service to the Company’s customers. International trade policies of the United States and the countries where the Company sources its finished products could adversely affect the Company. Imposition of trade sanctions relating to imports, taxes, import duties and other charges on imports could increase the Company’s costs and decrease its earnings. For example in 2004, the U.S. Department of Commerce imposed tariffs on wooden bedroom furniture coming into the United States from China. In this case, none of the rates imposed were of sufficient magnitude to alter the Company’s import strategy in any meaningful way; however, these tariffs are subject to review and could be increased in the future.

The Company may engage in acquisitions and investments in businesses, which could disrupt the Company’s business, dilute its earnings per share and decrease the value of its common stock.

The Company may acquire or invest in businesses that offer complementary products and that the Company believes offer competitive advantages. However, the Company may fail to identify significant liabilities or risks that negatively affect the Company or results in the Company paying more for the acquired company or assets than they are worth. The Company may also have difficulty assimilating the operations and personnel of an acquired business into the Company’s current operations. Acquisitions may disrupt the Company’s ongoing business or distract management from the Company’s ongoing business. The Company may pay for future acquisitions using cash, stock, the assumption of debt, or a combination thereof. Future acquisitions could result in dilution to existing shareholders and to earnings per share.

If demand for the Company’s domestically manufactured upholstered furniture declines and the Company responds by realigning manufacturing, the Company’s near-term earnings could decrease.

After March 2007, the Company’s domestic manufacturing operations will consist solely of upholstered furniture. A decline in demand for the Company’s domestically produced upholstered furniture could result in the realignment of domestic manufacturing operations and capabilities and the implementation of cost savings programs. These programs could include the consolidation and integration of facilities, functions, systems and procedures. The Company may decide to source certain products from offshore suppliers, instead of continuing to manufacture them domestically. These realignments and cost savings programs typically involve initial upfront costs and could result in decreases in the Company’s near-term earnings before the expected cost reductions from realignment are realized. The Company may not always accomplish these actions as quickly as anticipated and may not fully achieve the expected cost reductions.

Fluctuations in the price, availability and quality of raw materials for the Company’s domestically manufactured upholstered furniture could cause manufacturing delays, adversely affect the Company’s ability to provide goods to its customers and increase costs, any of which could decrease the Company’s sales and earnings.

The Company uses various types of wood, leather, fabric, foam and other filling material, high carbon spring steel, bar and wire stock and other raw materials in manufacturing upholstered furniture. The Company depends on outside suppliers for raw materials and must obtain sufficient quantities of quality raw materials from these suppliers at acceptable prices and in a timely manner. The Company does not have long-term supply contracts with its suppliers. Unfavorable fluctuations in the price, quality and availability of required raw materials could negatively affect the Company’s ability to meet the demands of its customers. The inability to meet customers’ demands could result in the loss of future sales. The Company may not always be able to pass along price increases in raw materials to its customers due to competitive and market pressures.

The Company may experience impairment of its long-lived assets, which would decrease earnings and net worth.

Accounting rules require that long-lived assets be tested for impairment at least annually. The Company has substantial long-lived assets, consisting primarily of property, plant and equipment, trademarks, trade names and goodwill, which based upon the outcome of the annual test, could result in the write-down of all or a portion of these assets. A write-down of the Company’s assets would, in turn, reduce its earnings and net worth.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Set forth below is information with respect to the Company’s principal properties. The Company believes all of these properties are well-maintained and in good condition. The Company believes its manufacturing facilities are efficiently utilized. During 2006, the Company estimated its wood manufacturing facilities operated at approximately 69% of capacity and its upholstery operations operated at approximately 88% of capacity, both on a one-shift basis. All Company production facilities are equipped with automatic sprinkler systems, except for the Woodleaf, N.C. facility. All facilities maintain modern fire and spark detection systems, which the Company believes are adequate. The Company has leased certain warehouse facilities for its distribution and imports operation on a short and medium-term basis. The Company expects it will be able to renew or extend these leases or find or purchase alternative facilities to meet its warehousing and distribution needs at a reasonable cost. The Company also utilizes a 210,000 square foot warehouse and distribution center located in China, which is owned and operated by third parties. All facilities set forth below are active and operational and represent approximately 3.5 million square feet of owned or leased space.

Location	Primary Use	Approximate Size in Square Feet	Owned or Leased
Martinsville, Va.	Corporate Headquarters	43,000	Owned
Martinsville, Va.	Manufacturing and Distribution	760,000	Owned
Martinsville, Va.	Distribution and Imports	580,000	Owned
Martinsville, Va.	Distribution and Imports	125,000	Leased	(1)
Martinsville, Va.	Distribution and Imports	150,000	Leased	(2)
Martinsville, Va.	Distribution	189,000	Owned
Martinsville, Va.	Distribution	146,000	Owned
Martinsville, Va.	Distribution	45,000	Leased	(2)
Martinsville, Va.	Distribution	325,000	Leased	(3)
Martinsville, Va.	Distribution	600,000	Leased	(4)
High Point, N.C.	Showroom	79,000	Leased	(5)
High Point, N.C.	Showroom	14,000	Owned
High Point, N.C.	Showroom	33,000	Owned	(6)
Cherryville, N.C.	Manufacturing and Offices	144,000	Owned	(6)
Cherryville, N.C.	Manufacturing Supply Plant	53,000	Owned	(6)
Cherryville, N.C.	Distribution and Imports	74,000	Leased	(6)(7)
Cherryville, N.C.	Distribution and Imports	35,000	Leased	(6)(8)
Hickory, N.C.	Manufacturing	91,000	Owned	(6)
Woodleaf, N.C.	Manufacturing Supply Plant	34,000	Leased	(6)(9)

(1)	Lease may be terminated with 90 days notice
(2)	Lease expires December 31, 2007
(3)	Lease expires April 1, 2007
(4)	Lease expires September 1, 2007
(5)	Lease expires October 31, 2010
(6)	Comprise the principal properties of Bradington-Young
(7)	Lease expires June 30, 2009
(8)	Lease expires August 31, 2007 and provides for a one year extension.
(9)	Lease provides for five consecutive one year extensions and expires December 31, 2009

ITEM 3.	LEGAL PROCEEDINGS

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

EXECUTIVE OFFICERS OF

HOOKER FURNITURE CORPORATION

The Company’s executive officers and their ages as of February 27, 2007 and the year each joined the Company are as follows:

Name	Age	Position	Year Joined Company
Paul B. Toms, Jr.	52	Chairman and Chief Executive Officer	1983
E. Larry Ryder	59	Executive Vice President-Finance and Administration, Assistant Secretary and Assistant Treasurer	1977
Michael P. Spece	54	Executive Vice President-Merchandising and Design	1997
Raymond T. Harm	57	Senior Vice President-Sales	1999
Henry P. Long, Jr.	55	Senior Vice President-Merchandising and Design	1983
C. Scott Young	49	Chief Executive Officer and President of Bradington-Young LLC	2003

Paul B. Toms, Jr. has been Chairman and Chief Executive Officer since December 2000 and President since November, 2006, upon the retirement of Douglas C. Williams, the Company’s former President and Chief Operating Officer. Mr. Toms was President and Chief Operating Officer from December 1999 to December 2000, Executive Vice President—Marketing from 1994 to December 1999, Senior Vice President—Sales and Marketing from 1993 to 1994, and Vice President - Sales from 1987 to 1993. Mr. Toms joined the Company in 1983 and has been a Director since 1993.

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

Michael P. Spece has been Executive Vice President—Merchandising and Design since September 2004. Mr. Spece was Senior Vice President—Import Division from December 2001 to September 2004. Mr. Spece was Vice President—Import Division from the time he joined the Company in 1997 until December 2001.

Raymond T. Harm has been Senior Vice President—Sales since joining the Company in 1999. Prior to joining the Company, Mr. Harm served as Vice President—Sales for The Barcalounger Company, a manufacturer of upholstered motion furniture from 1992 to 1999.

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

	2006			2005
	Sales Price Per Share		Dividends	Sales Price Per Share		Dividends
	High	Low	Per Share	High	Low	Per Share
First Quarter	$18.45	$14.44	$0.07	$27.14	$20.75	$0.07
Second Quarter	20.95	15.09	0.08	26.50	13.65	0.07
Third Quarter	17.64	13.87	0.08	20.39	14.68	0.07
Fourth Quarter	15.44	13.52	0.08	18.29	12.90	0.07

As of February 27, 2007, the Company had approximately 1,700 beneficial shareholders and 918 current and former employees participating in the Company’s ESOP who were eligible to vote shares of common stock. The Company pays dividends on its common stock on or about the last day of each fiscal quarter, when declared by the Board of Directors, to shareholders of record approximately two weeks earlier. Although the Company presently intends to continue to declare cash dividends on a quarterly basis for the foreseeable future, the determination as to the payment and the amount of any future dividends will be made by the Board of Directors from time to time and will depend on the Company’s then-current financial condition, capital requirements, results of operations and any other factors then deemed relevant by the Board of Directors.

Purchases of Equity Securities by the Issuer or Affiliated Purchasers

On February 7, 2007, the Company announced that its Board of Directors had authorized up to $20 million to repurchase the Company’s common stock. There is no expiration date for this authorization, but the Company expects the purchases to be completed by the end of 2007. Repurchases may be made from time to time in the open market, or in privately negotiated transactions at prevailing market prices that the Company deems appropriate. The Company plans to enter a trading plan under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) for effecting some or all of the purchases by the Company under this repurchase authorization. The Company can terminate this plan at any time. Based on the market value of the common stock as of February 13, 2007, the authorization would allow the Company to repurchase approximately 1.1 million shares, or 8.5%, of the 13.3 million shares outstanding, or 10.2% of the Company’s outstanding shares excluding the 2.2 million shares held by the ESOP. No shares of common stock were repurchased by or on behalf of the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) during the 2006 fourth quarter.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected financial data for each of the last five years ended November 30, 2006, has been derived from the Company’s audited, consolidated financial statements. The selected financial data should be read in conjunction with the Consolidated Financial Statements, including the related Notes, and Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this report.

	For The Years Ended November 30,
	2006	2005	2004	2003(1)	2002
	(In thousands, except per share data)
Income Statement Data:
Net sales	$350,026	$341,775	$345,944	$309,005	$248,346
Cost of sales	248,812	249,873	250,467	226,880	179,558
Gross profit	101,214	91,902	95,477	82,125	68,788
Selling and administrative expenses	71,549	65,497	62,707	54,903	42,469
Restructuring and asset impairment charges (2)	6,881	5,250	1,604	1,470
Operating income	22,784	21,155	31,166	25,752	26,319
Other income, net	995	563	627	286	560
Interest expense	1,072	1,209	1,869	2,638	2,094
Income before income taxes	22,707	20,509	29,924	23,400	24,785
Income taxes	8,569	8,024	11,720	8,690	9,394
Net income	14,138	12,485	18,204	14,710	15,391

Per Share Data:
Basic and diluted earnings per share (2)	$1.18	$1.06	$1.56	$1.28	$1.36
Cash dividends per share	0.31	0.28	0.24	0.22	0.19
Net book value per share (3)	13.49	12.50	11.60	10.02	8.87

Weighted average shares outstanding	11,951	11,795	11,669	11,474	11,285

Balance Sheet Data (4):
Cash and cash equivalents	$31,864	$16,365	$9,230	$14,859	$2,316
Trade accounts receivable	45,444	43,993	40,960	37,601	33,771
Inventories	68,139	68,718	69,735	42,442	54,959
Assets held for sale (5)		1,656	5,376
Working capital	124,028	110,421	97,661	75,181	71,376
Total assets	201,299	189,576	188,918	167,466	149,881
Long-term debt (including current maturities)	11,012	13,295	23,166	30,837	24,703
Shareholders’ equity	162,536	148,612	136,585	116,264	101,044

(1)	In 2003, the Company acquired substantially all of the assets of Cherryville, N.C. based leather seating specialist Bradington-Young LLC. Shipments of upholstered furniture products accounted for $62.9 million in 2006, $62.5 million in 2005, $57.5 million in 2004 and $44.2 million during the eleven-month period following its acquisition in January 2003.
(2)	Since 2000, the Company has reduced its domestic wood furniture manufacturing capacity. As a result, the Company has recorded restructuring charges, principally for severance and asset impairment, as follows:

(a) in 2006, the Company recorded after tax charges of $4.3 million ($6.9 million pre tax), or $0.36 per share principally related to the planned closing of its Martinsville, Va. manufacturing facility and the closing of its Roanoke, Va. facility;

(b) in 2005, the Company recorded after tax charges of $3.3 million ($5.3 million pre tax), or $0.28 per share principally related to the closing of its Pleasant Garden, N.C. facility;

(c) in 2004, the Company recorded after tax charges of $994,000 ($1.6 million pretax), or $0.09 per share principally related to the closing of its Maiden, N.C. facility;

(d) in 2003, the Company recorded after tax charges of $911,000 ($1.5 million pretax), or $0.08 per share related to the closing of its Kernersville, N.C. facility

(3)	Net book value per share is derived by dividing (a) “shareholders’ equity” by (b) the number of common shares issued and outstanding, excluding unearned ESOP and restricted shares, all determined as of November 30 of each year.
(4)	Certain items in the financial statements for periods prior to 2006 have been reclassified to conform to the 2006 method of presentation.
(5)	In connection with both the October 2005 closing of the Pleasant Garden, N.C. plant and the October 2004 closing of the Maiden, N.C. plant, the Company reclassified substantially all of the related property, plant and equipment to “assets held for sale”. The carrying value of these assets approximated fair value less anticipated selling expenses. The Company completed the sale of assets located in Maiden N.C. in January 2005 and completed the sale of assets located in Pleasant Garden, N.C. in May 2006.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Selected Financial Data and the Consolidated Financial Statements, including the related Notes, contained elsewhere in this Annual Report.

Overview

Over the five-year period ended November 30, 2006, the Company has operated in a sluggish economy impacted by low to moderate levels of consumer confidence and growing consumer preference for lower-priced imported furniture products. The Company’s results of operations have been affected in opposing ways by lower-priced imported furniture.

•

First, the Company’s domestic wood furniture manufacturing operations have continued to suffer from lower demand and significant declines in volume for bedroom, home office, home entertainment and other products. These declines led to the decision to close the Company’s last domestic wood manufacturing plant, located in Martinsville, Va. by the end of March 2007, which will mark the Company’s exit from domestic wood manufacturing. Prior to this, the Company had closed its Roanoke, Va. facility in August 2006, Pleasant Garden, N.C. facility in 2005, Maiden, N.C. facility in 2004 and Kernersville, N.C. facility in 2003. The Company also reduced its workforce at the Martinsville, Va. facility in 2001 and operated on reduced work schedules at the Company’s wood furniture manufacturing facilities over most of the period since 2001. Additionally, in 2006, the Company offered a voluntary severance package to employees at the Martinsville, Va. facility, which resulted in the reduction of 44 employees. The Company’s domestic upholstered furniture manufacturing operations experienced reduced year-over-year shipments in 2006 and in the 2005 third and fourth quarters, and reduced work schedules since the 2005 fourth quarter.

•

Second, net sales of the Company’s imported wood and metal furniture have experienced significant growth during this five-year period, and imported upholstered furniture net sales have experienced significant growth since 2005. Net sales of imported products have increased to record levels every year since 2001 and have grown as a percentage of total net sales, from 31.2% in 2001 to 72.6% in 2006.

The Company’s results of operations during 2006 were principally impacted by the following factors:

•

Net sales of imported wood, metal and upholstered furniture continued to increase compared to 2005, while net sales of domestically manufactured wood furniture continued to decline sharply, and domestically manufactured upholstered furniture experienced a decline compared to 2005.

•

A larger proportion of sales from higher margin imported wood, metal and upholstered furniture improved gross profit margin compared to 2005. This improvement was partially offset by a decline in gross profit for domestically produced wood furniture attributed to higher manufacturing costs as a percentage of net sales and higher sales discounts.

•

Increases in selling, general and administrative expenses attributed to higher warehousing and distribution costs to support increased imported furniture demand and supply chain initiatives, early retirement benefits for a key executive of the Company and an increase in bad debt expenses, partially offset by lower selling expenses.

•	A significant increase in restructuring and asset impairment charges in 2006 related to two wood furniture manufacturing facility closings (Martinsville and Roanoke, Va.).

Results of Operations

The following table sets forth the percentage relationship to net sales of certain items included in the consolidated statements of income:

	For the Years Ended November 30,
	2006	2005	2004
Net sales	100.0%	100.0%	100.0%
Cost of sales	71.1	73.1	72.4

Gross profit	28.9	26.9	27.6
Selling and administrative expenses	20.4	19.2	18.1
Restructuring and asset impairment charges	2.0	1.5	0.5

Operating income	6.5	6.2	9.0
Other income, net	0.3	0.2	0.2

Income before interest and income taxes	6.8	6.4	9.2
Interest expense	0.3	0.4	0.6

Income before income taxes	6.5	6.0	8.6
Income taxes	2.5	2.3	3.3

Net income	4.0%	3.7%	5.3%

2006 Compared to 2005

For 2006, the Company reported net sales of $350.0 million, an increase of $8.3 million or 2.4%, compared to $341.8 million in 2005. Net sales of Hooker’s wood and metal furniture increased $7.8 million, or 2.8%, to $287.1 million during 2006 compared to net sales of $279.2 million in 2005. Higher unit volume for imported wood and metal furniture was partially offset by lower unit volume for domestically produced wood furniture. Average selling prices increased slightly for imported wood and metal products but declined for domestically manufactured wood products, principally due to the mix of products shipped and higher sales discounting offered on overstocked and discontinued products.

Net sales of Bradington-Young upholstered furniture increased by $0.4 million, or 0.7%, to $62.9 million during 2006 compared to $62.5 million during the prior year period, due to an increase in unit shipments of imported upholstered furniture, offset by lower unit sales of domestically produced upholstered furniture. Average selling prices increased during 2006 compared to the 2005 period for both imported and domestically produced upholstered furniture products.

Overall, unit volume increased in 2006 compared to 2005, principally due to the higher volume of imported wood, metal and upholstered units shipped. Average selling prices declined in 2006 compared to 2005 due to the mix of products shipped (principally the larger proportion of lower priced imported furniture) and as a result of larger discounts offered on overstocked and discontinued products and the increased volume of imported wood and metal furniture shipped via the Company’s Container Direct Program.

Gross profit margin for 2006 increased to 28.9% of net sales compared to 26.9% in 2005, principally due to the larger proportion of sales of higher margin imported products.

For 2006, selling and administrative expenses increased $6.1 million or 9.2%, to $71.5 million compared with $65.5 million in 2005. As a percentage of net sales, selling and administrative expenses increased to 20.4% in 2006 from 19.2% in 2005. Higher warehousing and distribution costs to support increased imported furniture demand and supply chain initiatives, early retirement benefits for a key executive of the Company and an increase in bad debt expense account for this increase in expenses. These cost increases were partially offset by lower selling expenses, principally advertising, sample costs and depreciation.

For 2006, ESOP cost decreased $653,000 to $2.7 million compared to $3.4 million in 2005, principally due to a decline in the average market price of the Company’s common stock. The Company records non-cash ESOP cost for the number of shares that it commits to release to eligible employees at the average market price of the Company’s common stock during each respective period based on the amount of the annual principal and interest payments made on the ESOP Loan. The Company committed to release approximately 164,000 shares during 2006, having an average closing market price of $16.11 per share, and approximately 171,000 shares during 2005, having an average closing market price of $18.90 per share. The ESOP shares have a cost basis of $6.25 per share. The cost of the plan is allocated between cost of goods sold and selling and administrative expenses based on employee compensation.

The Company terminated its ESOP effective January 26, 2007. See “Note 17 – Subsequent Events” to the Consolidated Financial Statements included in this report for more information regarding the ESOP termination.

During 2006, the Company recorded $6.9 million ($4.3 million after tax or $0.36 per share) in restructuring and asset impairment charges (net of restructuring credits), principally related to:

•	the write down of real and personal property at the Martinsville, Va. plant to estimated fair value in connection with the planned closing announced January 17, 2007 ($4.2 million);

•

the August 2006 closing of the Roanoke, Va. manufacturing facility ($2.7 million), which included $1.6 million in severance and related benefits for approximately 260 terminated hourly and salaried employees and $1.1 million in asset impairment charges;

•	the final sale of the Pleasant Garden, N.C. wood furniture plant and the related closing of the Martinsville, Va. plywood plant ($161,000); and

•	the planned sale of two showrooms in High Point, N.C. formerly operated by Bradington-Young ($140,000); net of

•	a restructuring credit for previously accrued health care benefits for terminated employees at the former Pleasant Garden and Kernersville, N.C. facilities that are not expected to be paid ($295,000).

Related to the closing of the Martinsville facility, the Company expects to record approximately $2.3 million for severance and related benefits for approximately 280 employees and approximately $655,000 for other restructuring expenses in January 2007. The Company also expects to record disassembly and other similar expenses of $550,000 to $625,000 as incurred during the Company’s 2008 fiscal year, which began on January 29, 2007. Additionally, during the Company’s two-month transition period, which ends on January 28, 2007, the Company will reclassify the Martinsville facility property plant and equipment to “assets held for sale” based on their estimated fair market value, less estimated selling expenses. The Company is actively marketing these assets, and anticipates they will be sold within the next twelve months.

As the Company closed each of its wood furniture manufacturing facilities, the production of certain products were moved to other company production facilities and certain products were discontinued. Following the planned closing of the Martinsville plant, certain products will be outsourced domestically or internationally and certain products will be discontinued.

In October 2006, the Company completed the sale of the Roanoke, Va. plant for $2.2 million, net of selling costs.

In May 2006, the Company completed the sale of the Pleasant Garden facility. Aggregate proceeds from that sale, including proceeds from equipment auctions at both the Pleasant Garden and plywood facilities held in December 2005, amounted to $1.5 million ($1.1 million in cash and a note receivable for $400,000), net of selling expenses.

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

During 2005, the Company recorded aggregate restructuring and asset impairment charges of $5.3 million ($3.3 million after tax, or $0.28 per share) principally related to:

•	the closing of its Pleasant Garden, N.C. manufacturing facility ($4.3 million);

•	consolidation of plywood production at its Martinsville, Va. manufacturing facility ($406,000); and

•

additional factory disassembly costs, health care benefits for terminated employees, environmental monitoring, and asset impairment charges of $586,000 related to the closing and sale of its Maiden, N.C. manufacturing facility (which closed in 2004) and its Kernersville, N.C. facility (which closed in 2003).

Operating income in 2006 increased 7.7%, to $22.8 million from $21.2 million in 2005. As a percentage of net sales, operating income increased to 6.5% in 2006, compared to 6.2% for 2005. The improvement in operating income principally resulted from higher net sales and gross profit. These factors were partially offset by an increase in selling and administrative expenses and higher restructuring charges.

Excluding the effect of restructuring and asset impairment charges, operating profitability in 2006 improved markedly year over year compared to 2005, principally as a result of increased net sales volume and improving gross profit margins on the Company’s imported wood and upholstered furniture. The following table reconciles operating income as a percentage of net sales (“operating margin”) to operating margin excluding restructuring and asset impairment charges (“restructuring charges”) for each period:

	For the Years Ended November 30,
	2006	2005
Operating margin, including restructuring charges	6.5%	6.2%
Restructuring charges as a percentage of net sales	2.0%	1.5%

Operating margin, excluding restructuring charges	8.5%	7.7%

Other income, net increased 76.7% or $432,000, to $995,000 in 2006 from $563,000 in 2005, principally as a result of increased interest income from higher cash balances compared to the prior year.

For 2006, interest expense declined $137,000, or 11.3%, to $1.1 million from $1.2 million in 2005. The decrease is principally due to lower debt levels resulting from principal repayments, partially offset by higher weighted average interest rates on outstanding borrowings. Interest expense also includes the amortization of a $3.0 million payment made in 2003 to terminate an interest rate swap agreement related to the Company’s term loan. Amortization of this payment increased interest expense by $324,000 in 2006 and $384,000 in the 2005 period, effectively resulting in a fixed interest rate of approximately 7.4% on the Company’s term loan.

The Company’s effective tax rate decreased to 37.7% for 2006 compared to 39.1% for 2005. The decrease is attributed to lower non-cash ESOP cost.

Net income for 2006 rose by 13.2%, or $1.7 million, to $14.1 million or $1.18 per share, from $12.5 million, or $1.06 per share, for 2005. As a percent of net sales, net income increased to 4.0% in 2006 compared to 3.7% for 2005.

In the 2006 fourth quarter, the Company recorded a correction of an error related to its accounting for the tax treatment of the ESOP for the period from 2000 through 2006. Compared to the results reported in the Company’s unaudited financial statements released on February 8, 2007, the correction resulted in a $59,000 increase in net income, principally due to a reduction in income tax expense, for both the 2006 three- and twelve-month periods ended November 30, 2006.

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

Gross profit margin declined to 26.9% of net sales in 2005 compared to 27.6% in 2004, due to declining gross profit margin for both upholstered furniture and domestic wood furniture, partially offset by improved gross margin for imported wood and metal furniture. The decline in demand for domestic wood furniture caused underutilization of the Company’s domestic production capacity, which in turn led to production inefficiencies resulting in increased labor and overhead costs as a percentage of net sales. This coupled with aggressive pricing and promotional discounts, contributed to the decline in gross profit margin for domestic wood furniture. The decline in gross profit margin for upholstered furniture resulted from the underutilization of domestic capacity in the second half of the year, higher employee benefits cost, principally for health insurance, and higher material costs, principally for foam.

Selling and administrative expenses increased by $2.8 million, or 4.4%, to $65.5 million, or 19.2% of net sales in 2005 from $62.7 million, or 18.1% of net sales in 2004 principally due to the following:

•

higher warehousing and distribution expenses resulting from increased demand for imports. Imported furniture typically requires a higher level of sourcing, warehousing and distribution costs compared to domestically produced furniture. Increasing levels of expense were also a result of launching new collections and the Seven Seas Seating program; and investing in warehousing facilities, distribution programs and supply chain management. These expenses include higher information technology and distribution costs principally to support operations such as the distribution center and warehouse located in China (owned and operated by vendors) and the new initiatives in supply chain management,

•

increased sales and marketing expenses, principally as a result of increased trade advertising and marketing support related to the Company’s introduction of multi-category “whole home” collections and “store within a store” SmartLiving ShowPlaces, and

•

a one-time charge to depreciation expense during the 2005 first quarter of $520,000 ($322,000 after tax, or $0.03 per share) to correct an error in the application of GAAP related to amortizing leasehold improvements. To effect the correction, the Company reduced the estimated useful lives of certain leasehold improvements at its High Point, N.C. showroom to correspond with the remaining term of the related lease. The effect of this error was not material to 2005 results of operations, or to results of operations in any prior period during which the error originated.

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

•	additional costs of $586,000 related to its Maiden, N.C. facility (which closed in 2004) and its Kernersville, N.C. facility (which closed in 2003) consisting of :

¡	$322,000 principally for additional asset impairment and health care expenses related to the sale of the Maiden real property; and

¡	$264,000 of additional costs principally for environmental monitoring related to the closing of the Kernersville facility.

In connection with the closing of the Pleasant Garden facility, the Company transferred related plywood production from a facility located in Martinsville, Va. to its main Martinsville manufacturing facility. The Company completed this transfer in the 2005 fourth quarter and completed the conversion of this separate facility into a finished goods warehouse during the 2006 first quarter.

During 2005, the Company reclassified to “assets held for sale” the real and personal property at the Pleasant Garden facility and certain plywood production equipment located at the Martinsville plywood facility, with an aggregate carrying value of $1.7 million net of anticipated selling expenses. These assets were included in “current assets” on the consolidated balance sheet as of November 30, 2005. In December 2005, the Company sold the majority of the machinery and equipment, having a carrying value of $907,000, for an aggregate consideration of $932,000 in cash, net of selling expense. The Company actively marketed and sold the remaining real and personal property during 2006.

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

The Maiden, N.C. real property, machinery and equipment, with a carrying value of $5.4 million as of November 30, 2004, were reclassified to “assets held for sale.” The sale of these assets was completed in January 2005 for an aggregate consideration of $5.3 million in cash, net of selling expense, and a note receivable of $104,000.

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

Financial Condition, Liquidity and Capital Resources

Balance Sheet and Working Capital

Total assets increased $11.7 million to $201.3 million at November 30, 2006 from $189.6 million at November 30, 2005, principally as a result of a $15.5 million increase in cash and cash equivalents, a $3.6 million increase in other long-term assets (primarily non-current deferred tax assets), a $1.6 million increase in the cash surrender value of life insurance policies and a $1.5 million increase in trade accounts receivable. These increases were partially offset by a combined $9.4 million decline in property, plant and equipment and assets held for sale principally due to depreciation, asset impairment charges and the October 2006 sale of the Roanoke, Va. facility; a $579,000 reduction in inventories, a $209,000 decrease in prepaid expenses and other current assets and a $175,000 decrease in intangible assets.

Working capital increased by $13.6 million to $124.0 million as of November 30, 2006, from $110.4 million at the end of 2005, principally as a result of an increase in cash and cash equivalents and trade accounts receivable, offset by a decrease in assets held for sale inventories, prepaid expenses and other current assets and an increase in current liabilities. Current liabilities increased to $25.8 million at November 30, 2006, from $24.9 million at November 30, 2005. The Company’s long-term debt, including current maturities, decreased $2.3 million to $11.0 million on November 30, 2006, compared to $13.3 million on November 30, 2005 as a result of scheduled debt payments. Shareholders’ equity at November 30, 2006 increased $13.9 million to $162.5 million compared to $148.6 million on November 30, 2005.

In the 2006 fourth quarter, the Company recorded a correction of an error related to its accounting for the tax treatment of the ESOP for the period from 2000 through 2006. Compared to the consolidated balance sheet reported in the Company’s unaudited financial statements released on February 8, 2007, the correction (including the cumulative effect from prior years) resulted in increases of $1.4 million in deferred tax assets, $672,000 in current liabilities and $751,000 in shareholders’ equity (beginning retained earnings) in the consolidated balance sheet as of November 30, 2006.

Summary Cash Flow Information – Operating, Investing and Financing Activities

	For the Years Ended November 30,
	2006	2005	2004
Net cash provided by operating activities	$22,328	$19,624	$7,449
Net cash (used in) provided by investing activities	(859)	1,636	(2,621)
Net cash used in financing activities	(5,970)	(14,125)	(10,457)

Net increase (decrease) in cash and cash equivalents	$15,499	$7,135	$(5,629)

During 2006, cash generated from operations ($22.3 million) and proceeds from the sale of property, plant and equipment ($3.4 million principally from the sale of the Roanoke, Va. and Pleasant Garden, N.C. facilities) funded an increase in cash and cash equivalents ($15.5 million), capital expenditures ($4.3 million), cash dividends ($3.7 million) and payments on long-term debt ($2.3 million).

During 2005, cash generated from operations ($19.6 million) and proceeds from the sale of property, plant and equipment ($5.2 million principally from the sale of the Maiden, N.C. facility) funded payments on long-term debt and the termination of an interest rate swap agreement ($9.9 million), an increase in cash and cash equivalents ($7.1 million), capital expenditures ($3.6 million), cash dividends ($3.3 million), and the purchase and retirement of common stock ($930,000).

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

In 2006, cash generated from operations of $22.3 million increased $2.7 million from $19.6 million in 2005. The increase was due to a $10.0 million increase in cash received from customers, an $873,000 decline in income taxes paid (principally net overpayments from 2005 that were recovered in 2006) and a $735,000 decrease in interest payments due to the $2.3 million decline in long-term debt. The increase was partially offset by an $8.9 million increase in payments to suppliers and employees (principally due to an increase in purchases of imported products).

Cash generated from operations in 2005 of $19.6 million increased $12.2 million from $7.4 million in 2004. The increase was due to an $11.7 million decrease in payments to suppliers and employees (principally due to lower domestic production levels and lower purchases of imported products), a $2.4 million decline in income taxes paid as a result of lower taxable income and a $343,000 decrease in interest payments due to the $9.9 million decline in long-term debt. The increase was partially offset by a decline of $2.3 million in cash received from customers on lower net sales.

Investing activities consumed $859,000 in 2006 compared to generating $1.6 million during 2005 and consuming $2.6 million in 2004. In 2006, the investment of $4.3 million in property, plant and equipment exceeded the $3.4 million in proceeds from the sale of property, plant and equipment (principally from the sale of the Roanoke, Va. and Pleasant Garden, N.C. facilities). In 2005, $5.2 million in proceeds from the sale of property, plant and equipment (principally from the sale of the Maiden, N.C. facility), exceeded a $3.6 million investment in property, plant and equipment. In 2004, the investment of $3.7 million in property, plant and equipment exceeded the receipt of $1.1 million in proceeds from the sale of property, plant and equipment (principally from the sale of the Kernersville, N.C. facility). As the number of domestic wood and upholstered furniture plants has fallen from nine to five, the proportion of new property, plant and equipment for manufacturing operations has declined but has increased for new investments in distribution, warehousing, imports, the Company’s Container Direct Program, supply chain management and related computer systems.

Financing activities consumed cash of $6.0 million in 2006, $14.1 million in 2005 and $10.5 million in 2004. During 2006, the company expended $2.3 million in cash for scheduled debt payments and cash dividends of $3.7 million. During 2005, the Company expended $4.6 million in cash for early redemption of industrial revenue bonds, paid $5.3 million in other scheduled debt payments, paid cash dividends of $3.3 million and redeemed 50,000 shares of Company common stock for $930,000 under the Company’s stock repurchase authorization. During 2004, the Company borrowed $2.0 million under its revolving credit facility, repaid $9.7 million of long-term debt and paid cash dividends of $2.8 million.

Swap Agreements

The Company is party to an interest rate swap agreement that in effect provides for a fixed interest rate of 4.1% through 2010 on its term loan. In 2003, the Company terminated a similar swap agreement, which in effect provided a fixed interest rate of approximately 7.4% on that term loan. The Company’s $3.0 million payment to terminate the former swap agreement is being amortized over the remaining payment period of the loan, resulting in an effective fixed interest rate of approximately 7.4% on the term loan. The Company is accounting for the interest rate swap agreement as a cash flow hedge.

The aggregate fair market value of the Company’s swap agreement decreases when interest rates decline and increases when interest rates rise. While interest rates have increased since the 2003 second quarter through the 2006 fourth quarter, overall, interest rates have declined since the inception of the Company’s swap agreement. The aggregate decrease in the fair market value of the effective portion of the agreement of $109,000 ($175,000 pretax) as of November 30, 2006, and $226,000 ($364,000 pretax) as of November 30, 2005, is reflected under the caption “accumulated other comprehensive loss” in the consolidated balance sheets. See “Note 8 – Other Comprehensive Income” to the Consolidated Financial Statements included in this report.

The Company also reduced interest expense by $10,000 in 2005 and $45,000 in 2004, for the ineffective portion of the swap agreement’s change in value. Approximately $65,000 of the aggregate pretax decrease in fair market value of the swap agreement is expected to be reclassified into interest expense during the next twelve months.

Debt Covenant Compliance

The credit agreement for the Company’s revolving credit facility and outstanding term loan contains, among other things, financial covenants as to minimum tangible net worth, debt service coverage, the ratio of funded debt to earnings before interest, taxes, depreciation, amortization and maximum capital expenditures. The Company was in compliance with these covenants as of November 30, 2006.

Liquidity, Financial Resources and Capital Expenditures

As of November 30, 2006, the Company had an aggregate $13.7 million available under its revolving credit facility to fund working capital needs. A standby letter of credit in the amount of $1.3 million, used exclusively to collateralize certain insurance arrangements, was outstanding under the Company’s revolving credit facility as of November 30, 2006 and 2005. There were no additional borrowings outstanding under the revolving credit line on November 30, 2006. Any principal outstanding under the credit line is due March 1, 2008.

In April 2006, the Company did not renew a $20 million line of credit available used exclusively for commercial letters of credit issued to collateralize purchases of imported inventory. However, the Company had at November 30, 2006 and continues to have

$444,000 in letters of credit outstanding under that line. The Company is now acquiring the majority of its imported inventory on open account with suppliers who do not require letters of credit.

On February 13, 2007, the Company announced that it had signed a letter of intent to purchase Sam Moore Furniture, a Bedford, Va. based manufacturer of upscale occasional chairs with an emphasis on fabric-to-frame customization from La-Z-Boy Incorporated. Sam Moore is a 63 year-old company that has been owned since 1998 by La-Z-Boy. It is positioned in the upper-medium price range and has a dealer base and niche and item oriented line similar to Hooker. The acquisition would be a cash purchase of substantially all of the Sam Moore assets, which include property, plant and equipment, inventories and accounts receivable. Property, plant and equipment includes an approximately 325,000 square-foot production facility and corporate offices, both located in Bedford, Va. The transaction is expected to close some time during the second quarter of the 2007 calendar year, subject to, among other things, completion of due diligence and negotiation of a definitive acquisition agreement.

The Company believes that it has the financial resources (including available cash and cash equivalents, expected cash flow from operations, and lines of credit) needed to meet business requirements for the foreseeable future, including the Sam Moore acquisition, capital expenditures, working capital, dividends on the Company’s common stock, repurchases of common stock under the Company’s stock repurchase program and repayments of outstanding debt. Cash flow from operations is highly dependent on incoming order rates and the Company’s operating performance. The Company expects to spend $4 to $6 million in capital expenditures during 2007 to maintain and enhance its operating systems and facilities.

During 2006, the Company reduced outstanding long-term debt, including current maturities by $2.3 million, through scheduled debt payments.

Common Stock and Dividends

On February 7, 2007, the Company’s Board of Directors authorized up to $20 million to repurchase the Company’s common stock. Repurchases may be made from time to time in the open market, or in privately negotiated transactions at prevailing market prices that the Company deems appropriate. There is no expiration date for this authorization, but the Company expects the purchases to be completed by the end of 2007. The Company plans to enter a trading plan under Rule 10b5-1 of the Exchange Act for effecting some or all of the purchases by the Company under this repurchase authorization. The Company can terminate this plan at any time. Based on the market value of the common stock as of February 13, 2007, the $20 million authorization would allow the Company to repurchase approximately 1.1 million shares, or 8.5% of the 13.3 million shares outstanding, or 10.2% of the Company’s outstanding shares excluding the 2.2 million shares held by the ESOP as of February 13, 2007.

On January 15, 2007, awards totaling 4,875 shares of restricted common stock were granted to five non-employee members of the Board of Directors. Each award is subject to vesting requirements and other limitations in accordance with the Hooker Furniture 2005 Stock Incentive Plan.

In January 2007, the Company’s Board of Directors declared a quarterly cash dividend of $0.10 per share, payable on February 28, 2007, to shareholders of record February 19, 2007.

Commitments and Contractual Obligations

As of November 30, 2006, the Company’s commitments and contractual obligations were as follows:

	Payments Due by Period (In thousands)
	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
Long-term debt (a)	$3,021	$6,148	$3,133		$12,302
Operating leases and agreements	3,503	2,163	374	$17	6,057
Other long-term liabilities (b)	2,004	260	180	3,455	5,899

Total contractual cash obligations	$8,528	$8,571	$3,687	$3,472	$24,258

(a)	Represents the Company’s term loan and expected interest payments.
(b)	Represents estimated payments to be made under deferred compensation arrangements.

A standby letter of credit in the amount of $1.3 million, used exclusively to collateralize certain insurance arrangements, was outstanding under the Company’s revolving credit facility as of November 30, 2006. There were no additional borrowings outstanding under the revolving credit line on November 30, 2006.

In April 2006, the Company did not renew a $20 million line of credit available exclusively for commercial letters of credit issued to collateralize purchases of imported inventory. However, the Company had at November 30, 2006 and continues to have $444,000 in letters of credit outstanding under that line. The Company is now acquiring the majority of its imported inventory on open account with suppliers who do not require letters of credit.

Strategy and Outlook

During and subsequent to 2006, Hooker Furniture made significant progress toward its long-term strategic goal of transforming itself into a home furnishings design, marketing and logistics company with world-wide sourcing capabilities including:

•	closing its last two domestic wood furniture plants to concentrate on imported wood and imported and domestically produced upholstered home furnishings,

•	announcing that it had signed a letter of intent to purchase a manufacturer of fabric-covered upscale occasional chairs,

•	eliminating the ESOP to better align employee benefits and costs with the reduced employee headcount, and

•

continuing to improve and expand supply chain capabilities with improvements in forecasting and demand-planning software, SKU count reduction, and additional personnel resulting in the reduction of inventories from mid-year levels while maintaining flow of product to customers.

As a result, the Company anticipates that these changes will lead to higher gross and operating margins resulting from lower fixed overhead cost, lower benefits cost and lower inventory carrying costs.

Going forward, Bradington-Young expects to retain its domestic business and grow its import business. In April, the Company moved the Bradington-Young line to the International Home Furnishings Market in High Point, N.C. in a new, higher-profile, higher-traffic showroom. Better traffic has led to increased exposure and sales. The Company anticipates continued growth for Bradington-Young in the future. Additionally, during the year, Bradington-Young launched a number of new domestic and imported products, as well as a new marketing program aimed at the design trade.

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

The Company expects business conditions will remain challenging at least through the first half of 2007 based on industry forecasts for a lower growth rate in furniture shipments and a decline in the Company’s incoming orders during the 2006 fourth quarter and into December and January. Although net sales growth will be challenging, the Company expects improved profitability because of the steps it has taken to reduce costs as outlined above.

Environmental Matters

Hooker Furniture is committed to protecting the environment. As a part of its business operations, the Company’s manufacturing sites generate non-hazardous and hazardous wastes, the treatment, storage, transportation and disposal of which are subject to various local, state and national laws relating to protecting the environment. The Company is in various stages of investigation, remediation or monitoring of alleged or acknowledged contamination at current or former manufacturing sites for soil and groundwater contamination and visible air emissions, none of which the Company believes is material to its results of operations or financial position. The Company’s policy is to record monitoring commitments and environmental liabilities when expenses are probable and can be reasonably estimated. The costs associated with the Company’s environmental responsibilities, compliance with federal, state and local laws regulating the discharge of materials into the environment, or costs otherwise relating to the protection of the environment, have not had and are not expected to have a material effect on the Company’s financial position, results of operations, capital expenditures or competitive position.

Critical Accounting Policies and Estimates

The Company’s significant accounting policies are described in “Note 1 – Summary of Significant Accounting Policies” to the consolidated financial statements beginning at page F-1 in this report. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying financial statements and related notes. In preparing these financial statements, management has made its best estimates and judgments of certain amounts included in the financial statements, giving due consideration to materiality. The Company does not believe that actual results will deviate materially from its estimates related to the Company’s accounting policies described below. However, because application of these accounting policies involves the exercise of judgment and the use of assumptions as to future uncertainties, actual results could differ materially from these estimates.

Allowance for Doubtful Accounts. The Company evaluates the adequacy of its allowance for doubtful accounts at the end of each quarter. In performing this evaluation, the Company analyzes the payment history of its significant past due accounts, subsequent cash collections on these accounts and comparative accounts receivable aging statistics. Based on this information, along with consideration of the general strength of the economy, the Company develops what it considers to be a reasonable estimate of the uncollectible amounts included in accounts receivable. This estimate involves significant judgment by management of the Company and actual uncollectible amounts may differ materially from the Company’s estimate.

Valuation of Inventories. The Company values all of its inventories at the lower of cost (using the last-in, first-out (“LIFO”) method) or market. LIFO cost for all of the Company’s inventories is determined using the dollar-value, link-chain method. This method allows for the more current cost of inventories to be reported in cost of goods sold, while the inventories reported on the balance sheet consist of the costs of inventories acquired earlier, subject to adjustment to the lower of cost or market. Hence, if prices are rising, the LIFO method will generally lead to higher cost of goods sold and lower profitability as compared to the FIFO method. The Company evaluates its inventory for excess or slow moving items based on recent and projected sales and order patterns. The Company establishes an allowance for those items when the estimated market or net sales value is lower than their recorded cost. This estimate involves significant judgment by management and actual values may differ materially from the Company’s estimate.

Impairment of Long-Lived Assets. Long-lived assets, such as property, plant and equipment, are evaluated for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through the estimated undiscounted future cash flows from the use of those assets. When any such impairment exists, the related assets are written down to fair value. Long-lived assets to be disposed of by sale are measured at the lower of their carrying amount or fair value less cost to sell, are no longer depreciated, and are reported separately as “assets held for sale” in the consolidated balance sheets.

The Company’s domestic wood furniture manufacturing operations have suffered from lower demand and significant declines in volume for its bedroom, home office and home entertainment products, principally due to competition from lower-priced imported furniture products. These declines led to the closing of the Company’s Roanoke, Va. facility in August 2006, Pleasant Garden, N.C. facility in October 2005, Maiden, N.C. facility in October 2004 and Kernersville, N.C. facility in August 2003. On January 17, 2007, the Company announced that it plans to close its last wood manufacturing facility, located in Martinsville, Va., marking the Company’s exit from domestic wood furniture manufacturing.

As a result of these plant closings, the Company recorded asset impairment charges to write down the carrying value of the related assets to fair market value. The costs to dispose of these assets are recognized when management commits to a plan of disposal. Severance and related benefits paid to terminated employees affected by the closings are recorded in the period when management commits to a plan of termination. The Company recognizes liabilities for these exit and disposal activities at fair value in the period in which the liability is incurred. Asset impairment charges related to the closure of manufacturing facilities are based on the Company’s best estimate of expected sales prices, less related selling expenses for assets to be sold. The recognition of asset impairment and restructuring charges for exit and disposal activities requires significant judgment and estimates by management. Management reassesses its accrual of restructuring and asset impairment charges each reporting period. Any change in estimated restructuring and related asset impairment charges is recognized in the period during which the change occurs.

Accounting Pronouncements

In November 2006, the Company adopted the provisions of Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 clarifies the way that a company should evaluate an identified unadjusted error for materiality. SAB 108 requires that the effect of misstatements that were not corrected at the end of the prior year be considered in quantifying misstatements in the current year’s financial statements.

Two techniques were identified as being used by companies in practice to accumulate and quantify misstatements: a) the “iron curtain” approach and b) the “rollover” approach. The iron curtain approach quantifies a misstatement based on the effects of correcting the misstatement existing in the balance sheet at the end of the current year, irrespective of the misstatement’s year(s) of origination. The primary weakness of the iron curtain approach is that it does not consider the correction of prior year misstatements in the current year to be errors. The rollover approach quantifies a misstatement based on the amount of the error originating in the current year income statement. The primary weakness of this approach is it ignores the effects of correcting the portion of the current year balance sheet misstatement that originated in prior years.

During the audit of the Company’s financial statements for 2006, an error was identified related to the Company’s accounting for the tax treatment of its ESOP. The Company recorded as allowed under SAB 108 the effect of initial application by adjusting the carrying amounts of the related assets and liabilities as of the beginning of the fourth quarter of 2006 and recording an offsetting adjustment for the cumulative effect to beginning retained earnings. The cumulative effect of this error reflects the overstatement of tax expense in years 2000 through 2005, however using the rollover method, the error was not material to any period in which it originated. Accordingly, to correct the error, the Company recorded the cumulative effect in the amount of $692,000 as an increase in beginning retained earnings with corresponding increases in deferred tax assets ($1.4 million), accrued income taxes ($604,000) and other accrued expenses ($104,000).

In February, 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB statement No. 115”. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with FASB’s long-term measurement objectives for accounting for financial instruments. This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of FASB Statement No. 157, Fair Value Measurements. Consequently, the Company expects to adopt the standard in its fiscal year 2009 first quarter, which will begin February 4, 2008. The adoption of SFAS159 is not expected to have a material impact on the Company’s financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. This statement defines fair value, establishes a framework for measuring fair value under U.S. generally accepted accounting principles, and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements, FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this statement does not require any new fair value measurements. However, for some entities, the application of this statement will change current practice. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Consequently, the Company expects to adopt the standard in its fiscal year 2009 first quarter, which will begin February 4, 2008. The adoption of SFAS157 is not expected to have a material impact on the Company’s financial position or results of operations.

In September 2006, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF No. 06-4 “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements”. The task force reached a consensus that for an endorsement split-dollar life insurance arrangement, an employer should recognize a liability for future benefits under FASB Statement No. 106, or APB Opinion No. 12, based on the substantive agreement with the employee. The consensus is effective for fiscal years beginning after December 15, 2007. Consequently, the Company expects to adopt the EITF in its fiscal year 2009 first quarter, which will begin February 4, 2008. The adoption of EITF No. 06-4 is not expected to have a material impact on the Company’s financial position or results of operations.

In September 2006, the EITF reached a consensus on EITF No. 06-5 “Accounting for Purchase of Life Insurance – Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4” . The task force reached a consensus on a number of issues related to the purchase and surrender of life insurance contracts. The consensus is effective for fiscal years beginning after December 15, 2006. Consequently, the Company will adopt the EITF in its fiscal year 2008 first quarter, which began on January 29, 2007. The adoption of EITF No. 06-5 is not expected to have a material impact on the Company’s financial position or results of operations.

In June 2006, FASB issued FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (“SFAS 109”). This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109, Accounting for Income Taxes. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This interpretation is effective for fiscal years beginning after December 15, 2006. Consequently, the Company will adopt the standard in its fiscal year 2008 first quarter, which began January 29, 2007. The adoption of FIN 48 is not expected to have a material impact on the Company’s financial position or results of operations.

In December 2004, the FASB revised SFAS No. 123, “Share-Based Payments” (“SFAS 123R”). This statement, which addresses accounting for transactions in which an entity obtains employee services in share-based payment transactions, is a revision of SFAS 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” This statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). The statement also requires the recognition of compensation expense for the fair value of any unvested stock option awards outstanding at the date of adoption. This statement establishes that the cost will be recognized over the vesting period during which an employee is required to provide services in exchange for the award. The provisions of this statement are effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. Consequently, the Company adopted the standard in the first quarter of 2006. The adoption of SFAS 123R did not have a material impact on the Company’s financial position or results of operations.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs: an Amendment to ARB No. 43” (“SFAS 151”). This statement clarifies the types of costs that should be expensed rather than capitalized as inventory. This statement also clarifies the circumstances under which fixed overhead costs, such as abnormal amounts of idle facility expense, freight, handling costs and wasted material, associated with operating facilities involved in inventory processing should be expensed or capitalized. The provisions of this statement are effective for fiscal years beginning after June 15, 2005. Consequently, the Company adopted the standard in the 2006 first quarter. The adoption of SFAS 151 did not have a material impact on the Company’s financial position or results of operations.

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

The Company’s obligations under its lines of credit and term loan bear interest at variable rates. The outstanding balance under the Company’s term loan amounted to $11.0 million as of November 30, 2006. The Company has entered into an interest rate swap agreement that, in effect, fixes the rate of interest on its term loan at 4.1% through 2010. The notional principal value of the swap agreement is substantially equal to the outstanding principal balance of the term loan. A fluctuation in market interest rates of one percentage point (or 100 basis points) would not have a material impact on the Company’s results of operations or financial condition.

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

Certain Non-GAAP Statements

The Company, in its Annual Report to Shareholders (of which this annual report on Form 10-K is a part), under the heading “Financial Highlights,” has reported net income and earnings per share both including and excluding the impact of restructuring and asset impairment charges. In this Form 10-K, under the heading “Results of Operations – 2006 Compared to 2005,” the Company has reported operating income margin both including and excluding the impact of restructuring and asset impairment charges. The operating income margin, net income and earnings per share figures excluding the impact of restructuring and asset impairment charges are “non-GAAP” financial measures. The Company provides this information because management believes it is useful to investors in evaluating the Company’s ongoing operations.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

(A) Evaluation of Disclosure Controls and Procedures

The Company’s management, under the supervision of and with the participation of the Company’s principal executive officer and principal financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the Company’s fourth quarter ended November 30, 2006. In conducting this evaluation, management identified a material weakness in the Company’s internal control over financial reporting relative to the Company’s selection, monitoring and review of assumptions and factors affecting the income tax treatment of the Company’s Employee Stock Ownership Plan (“ESOP”). As a result, management concluded that the Company’s disclosure controls and procedures were not effective as of November 30, 2006.

(b) Management’s Annual Report on Internal Control over Financial Reporting

In accordance with Section 404 of the Sarbanes-Oxley Act and SEC rules thereunder, management has conducted an assessment of the Company’s internal control over financial reporting as of November 30, 2006.

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Management, under the supervision of and with the participation of the principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) as of November 30, 2006.

In performing this evaluation, management identified a material weakness in internal control over financial reporting as of November 30, 2006 related to ineffective controls over the selection, monitoring, and review of assumptions and factors affecting the income tax treatment of the ESOP. Specifically, the Company’s personnel responsible for the preparation and review of the income tax provision did not have the appropriate level of expertise to determine the correct tax accounting treatment of the ESOP. This material weakness resulted in a material misstatement of the Company’s income tax expense and deferred tax assets, and related errors in accrued income taxes and other accrued expenses in the 2006 consolidated financial statements. These errors were corrected prior to the issuance of the 2006 financial statements.

A material weakness in internal control over financial reporting is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As a result of this material weakness, management has concluded that, as of November 30, 2006, the Company’s internal control over financial reporting was not effective.

Management’s assessment of the effectiveness of internal control over financial reporting as of November 30, 2006 has been audited by KPMG LLP, the Company’s independent registered public accounting firm, as stated in their report, included in Item 9A(c).

(c) REPORT OF THE INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Hooker Furniture Corporation:

We have audited management’s assessment, included in Management’s Annual Report on Internal Control over Financial Reporting under Item 9A(b), that Hooker Furniture Corporation did not maintain effective internal control over financial reporting as of November 30, 2006, because of the effect of the material weakness identified in management’s assessment, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Hooker Furniture Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management’s assessment as of November 30, 2006: Management identified a material weakness in internal control over financial reporting as of November 30, 2006 related to ineffective controls over the selection, monitoring, and review of assumptions and factors affecting the income tax treatment of the Company’s Employee Stock Ownership Plan (“ESOP”). Specifically, the Company’s personnel responsible for the preparation and review of the income tax provision did not have the appropriate level of expertise to determine the correct tax accounting treatment of the ESOP. This material weakness resulted in a material misstatement of the Company’s income tax expense and deferred tax assets, and related errors in accrued income taxes and other accrued expenses in the 2006 consolidated financial statements.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Hooker Furniture Corporation and subsidiaries as of November 30, 2006 and 2005, and the related consolidated statements of income, cash flows and shareholders’ equity for each of the years in the three-year period ended November 30, 2006. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2006 consolidated financial statements, and this report does not affect our report dated February 28, 2007, which expressed an unqualified opinion on those consolidated financial statements.

In our opinion, management’s assessment that Hooker Furniture Corporation did not maintain effective internal control over financial reporting as of November 30, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Hooker Furniture Corporation has not maintained effective internal control over financial reporting as of November 30, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Greensboro, North Carolina

February 28, 2007

(d) Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting for the Company’s fourth quarter ended November 30, 2006, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Subsequent to November 30, 2006, the Company terminated its ESOP effective January 26, 2007. Therefore, other than steps taken to correct the financial statement presentation regarding the income tax accounting of the ESOP in the 2006 consolidated financial statements and subsequent two-month transition period, no changes to the Company’s internal control over financial reporting will be necessary as the control requirement has been eliminated.

ITEM 9B.	OTHER INFORMATION

None.

Hooker Furniture Corporation

Part III

In accordance with General Instruction G (3) of Form 10-K, the information called for by Items 10, 11, 12, 13 and 14 of Part III is incorporated by reference to the Company’s definitive Proxy Statement for its Annual Meeting of Shareholders scheduled to be held March 22, 2007 (the “2007 Proxy Statement”), as set forth below:

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information related to the Company’s directors is set forth under the caption “Election of Directors” in the 2007 Proxy Statement and is incorporated herein by reference.

Information relating to compliance with Section 16(a) of the Exchange Act is set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2007 Proxy Statement and is incorporated herein by reference.

Information relating to the Board of Directors’ determinations concerning whether a member of the Audit Committee of the Board is a “financial expert” as that term is defined under Item 401(h) of Regulation S-K is set forth under the caption “The Board of Directors and Committees – Audit Committee” in the 2007 Proxy Statement and is incorporated herein by reference.

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

Information relating to this item is set forth under the captions “Compensation of Executive Officers” and “The Board of Directors and Committees – Compensation of Directors” in the 2007 Proxy Statement and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Information relating to this item is set forth under the captions “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management” in the 2007 Proxy Statement and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information relating to this item is set forth under the caption “Certain Relationships and Related Transactions” in the 2007 Proxy Statement and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information relating to this item is set forth under the caption “Independent Registered Public Accounting Firm” in the 2007 Proxy Statement and is incorporated herein by reference.

Hooker Furniture Corporation

Part IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed as part of this report on Form 10-K:

(1)	The following financial statements are included in this report on Form 10-K:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of November 30, 2006 and 2005

Consolidated Statements of Income for each of the years in the three-year period ended November 30, 2006

Consolidated Statements of Cash Flows for each of the years in the three-year period ended November 30, 2006

Consolidated Statements of Shareholders’ Equity for each of the years in the three-year period ended November 30, 2006

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

3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Form 10-Q ((SEC File No. 000-25349) for the quarter ended August 31, 2006)

4.1	Amended and Restated Articles of Incorporation of the Company (See Exhibit 3.1)

4.2	Amended and Restated Bylaws of the Company (See Exhibit 3.2)

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

10.1(c)	Summary of Compensation for Named Executive Officers (filed herewith)*

10.1(d)	Summary of Director Compensation (filed herewith)*

10.1(e)	Hooker Furniture Corporation 2005 Stock Incentive Plan (incorporated by reference to Appendix B of the Company’s Definitive Proxy Statement dated March 1, 2005 (SEC File No. 000-25349))*

10.1(f)	Form of Outside Director Restricted Stock Agreement (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K (SEC File No. 000-25349) filed January 17, 2006)*

10.1(g)	Retirement Agreement dated October 26, 2006, between Douglas C. Williams and the Company (filed herewith)*

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

10.4(a)	Credit Agreement, dated April 30, 2003, between Bank of America, N.A., and the Company (See Exhibit 4.3(a))

10.4(b)	First Amendment to Credit Agreement, dated as of February 18, 2005, among the Company, the Lenders party thereto, and Bank of America, N.A., as agent (See Exhibit 4.3(b))

21	List of Subsidiaries:

Bradington-Young LLC, a Virginia limited liability company Triwood Inc., a Virginia corporation

23	Consent of Independent Registered Public Accounting Firm (filed herewith)

31.1	Rule 13a-14(a) Certification of the Company’s principal executive officer (filed herewith)

31.2	Rule 13a-14(a) Certification of the Company’s principal financial officer (filed herewith)

32.1	Rule 13a-14(b) Certification of the Company’s principal executive officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.2	Rule 13a-14(b) Certification of the Company’s principal financial officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

*Management	contract or compensatory plan

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOOKER FURNITURE CORPORATION

February 28, 2007	/s/ Paul B. Toms, Jr.
Paul B. Toms, Jr.
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Paul B. Toms, Jr. Paul B. Toms, Jr.	Chairman, President, Chief Executive Officer and Director (Principal Executive Officer)	February 28, 2007

/s/ E. Larry Ryder E. Larry Ryder	Executive Vice President - Finance and Administration (Principal Financial Officer)	February 28, 2007

/s/ R. Gary Armbrister R. Gary Armbrister	Chief Accounting Officer (Principal Accounting Officer)	February 28, 2007

/s/ W. Christopher Beeler, Jr. W. Christopher Beeler, Jr.	Director	February 28, 2007

/s/ John L. Gregory, III John L. Gregory, III	Director	February 28, 2007

/s/ Mark F. Schreiber Mark F. Schreiber	Director	February 28, 2007

/s/ David G. Sweet David G. Sweet	Director	February 28, 2007

/s/ Henry G. Williamson, Jr. Henry G. Williamson, Jr.	Director	February 28, 2007

HOOKER FURNITURE CORPORATION AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Hooker Furniture Corporation:

We have audited the accompanying consolidated balance sheets of Hooker Furniture Corporation and subsidiaries as of November 30, 2006 and 2005, and the related consolidated statements of income, cash flows and shareholders’ equity for each of the years in the three-year period ended November 30, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hooker Furniture Corporation and subsidiaries as of November 30, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended November 30, 2006, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Hooker Furniture Corporation’s internal control over financial reporting as of November 30, 2006 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 28, 2007 expressed an unqualified opinion on management’s assessment of, and an adverse opinion on the effective operation of, internal control over financial reporting.

Greensboro, North Carolina

February 28, 2007

HOOKER FURNITURE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands)

As of November 30,	2006	2005
Assets
Current assets
Cash and cash equivalents	$31,864	$16,365
Trade accounts receivable, less allowance for doubtful accounts of $1,807 and $1,352 on each date	45,444	43,993
Inventories	68,139	68,718
Prepaid expenses and other current assets	4,357	4,566
Assets held for sale		1,656

Total current assets	149,804	135,298
Property, plant and equipment, net	29,215	37,006
Goodwill	2,396	2,396
Intangible assets	4,415	4,590
Cash surrender value of life insurance policies	11,458	9,880
Other assets	4,011	406

Total assets	$201,299	$189,576

Liabilities and Shareholders’ Equity

Current liabilities
Trade accounts payable	$11,251	$13,872
Accrued salaries, wages and benefits	6,189	6,272
Other accrued expenses	5,879	2,450
Current maturities of long-term debt	2,457	2,283

Total current liabilities	25,776	24,877
Long-term debt, excluding current maturities	8,555	11,012
Deferred compensation	3,924	3,516
Other long-term liabilities	508	1,559

Total liabilities	38,763	40,964

Shareholders’ equity
Common stock, no par value, 20,000 shares authorized, 14,429 and 14,425 shares issued and outstanding on each date	11,181	9,516
Unearned ESOP and restricted stock award shares, 2,377 and 2,538 shares on each date	(14,862)	(15,861)
Retained earnings	166,326	155,183
Accumulated other comprehensive loss	(109)	(226)

Total shareholders’ equity	162,536	148,612

Total liabilities and shareholders’ equity	$201,299	$189,576

See accompanying Notes to Consolidated Financial Statements.

HOOKER FURNITURE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

For The Years Ended November 30,	2006	2005	2004
Net sales	$350,026	$341,775	$345,944
Cost of sales	248,812	249,873	250,467

Gross profit	101,214	91,902	95,477
Selling and administrative expenses	71,549	65,497	62,707
Restructuring and asset impairment charges	6,881	5,250	1,604

Operating income	22,784	21,155	31,166
Other income, net	995	563	627

Income before interest and income taxes	23,779	21,718	31,793
Interest expense	1,072	1,209	1,869

Income before income taxes	22,707	20,509	29,924
Income taxes	8,569	8,024	11,720

Net income	$14,138	$12,485	$18,204

Earnings per share:
Basic and diluted	$1.18	$1.06	$1.56

Weighted average shares outstanding:
Basic	11,951	11,795	11,669

Diluted	11,953	11,795	11,669

See accompanying Notes to Consolidated Financial Statements.

HOOKER FURNITURE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

For The Years Ended November 30,	2006	2005	2004
Cash flows from operating activities
Cash received from customers	$349,075	$339,041	$341,296
Cash paid to suppliers and employees	(317,895)	(308,957)	(320,677)
Income taxes paid, net	(8,741)	(9,614)	(11,981)
Interest paid, net	(111)	(846)	(1,189)

Net cash provided by operating activities	22,328	19,624	7,449

Cash flows from investing activities
Purchase of property, plant and equipment	(4,268)	(3,590)	(3,702)
Proceeds received on notes issued for the sale of property	52	18	900
Proceeds from the sale of property and equipment	3,357	5,208	181

Net cash (used in) provided by investing activities	(859)	1,636	(2,621)

Cash flows from financing activities
Proceeds from long-term debt			2,000
Payments on long-term debt	(2,283)	(9,871)	(9,671)
Payments to terminate interest rate swap agreements		(38)
Cash dividends paid	(3,687)	(3,286)	(2,786)
Purchase and retirement of common stock		(930)

Net cash used in financing activities	(5,970)	(14,125)	(10,457)

Net increase (decrease) in cash and cash equivalents	15,499	7,135	(5,629)
Cash and cash equivalents at beginning of year	16,365	9,230	14,859

Cash and cash equivalents at end of year	$31,864	$16,365	$9,230

Reconciliation of net income to net cash provided by operating activities
Net income	$14,138	$12,485	$18,204
Depreciation and amortization	4,645	6,296	7,422
Non-cash ESOP cost and restricted stock awards	2,664	3,225	3,784
Restructuring and related asset impairment charges	6,881	5,250	1,604
Gain (loss) on disposal of property	2	(10)	(27)
Provision for doubtful accounts	1,920	569	1,255
Deferred income tax (benefit) provision	(3,273)	(1,479)	41
Changes in assets and liabilities:
Trade accounts receivable	(3,371)	(3,602)	(4,614)
Inventories	579	992	(27,333)
Prepaid expenses and other assets	(1,224)	(2,550)	(720)
Trade accounts payable	(2,621)	(1,058)	7,985
Accrued salaries, wages and benefits	(1,340)	(2,440)	647
Accrued income taxes	2,489		(308)
Other accrued expenses	313	300	581
Other long-term liabilities	526	1,646	(1,072)

Net cash provided by operating activities	$22,328	$19,624	$7,449

See accompanying Notes to Consolidated Financial Statements.

HOOKER FURNITURE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands, except per share data)

	Common Stock		Unearned ESOP and Restricted Shares	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
For the Three Years Ended November 30, 2006
	Shares	Amount
Balance at November 30, 2003	14,475	$4,609	$(17,935)	$131,468	$(1,878)	$116,264

Net income				18,204		18,204
Unrealized gain on interest rate swap					1,119	1,119

Total comprehensive income						19,323

Cash dividends ($0.24 per share)				(2,786)		(2,786)
ESOP cost		2,776	1,008			3,784

Balance at November 30, 2004	14,475	7,385	(16,927)	146,886	(759)	136,585

Net income				12,485		12,485
Unrealized gain on interest rate swap					533	533

Total comprehensive income						13,018

Cash dividends ($0.28 per share)				(3,286)		(3,286)
Purchase and retirement of common stock	(50)	(28)		(902)		(930)
ESOP cost		2,159	1,066			3,225

Balance at November 30, 2005	14,425	9,516	(15,861)	155,183	(226)	148,612

Cumulative effect adjustment as a result of the implementation of SEC Staff Accounting Bulletin No. 108				692		692

Balance at December 1, 2005	14,425	9,516	(15,861)	155,875	(226)	149,304

Net income				14,138		14,138
Unrealized gain on interest rate swap					117	117

Total comprehensive income						14,255

Cash dividends ($0.31 per share)				(3,687)		(3,687)
Restricted stock grants, net of forfeitures	4	46	(46)
ESOP and restricted stock compensation cost		1,619	1,045			2,664

Balance at November 30, 2006	14,429	$11,181	$(14,862)	$166,326	$(109)	$162,536

See accompanying Notes to Consolidated Financial Statements.

HOOKER FURNITURE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar and share amounts in tables, except per share amounts, in thousands unless otherwise indicated)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Certain items in the consolidated financial statements and the notes to the consolidated financial statements for the periods prior to 2006 have been reclassified to conform to the 2006 method of presentation.

Change in Fiscal Year

On August 29, 2006, the Company approved a change in its fiscal year. After the fiscal year that ended November 30, 2006, the Company’s fiscal years will end on the Sunday closest to January 31. In order to facilitate the change to a new fiscal year end, the Company completed a transition period that began December 1, 2006 and ended January 28, 2007. The Company plans to file a Transition Report on Form 10-Q covering that period. The first complete fiscal year under the new schedule began January 29, 2007 and will end February 3, 2008.

In addition, starting with the fiscal year beginning January 29, 2007, the Company will adopt quarterly periods based on thirteen-week “reporting periods” (which will end on a Sunday) rather than quarterly periods consisting of three calendar months. As a result, each quarterly period generally will be thirteen weeks, or 91 days, long. However, since the Company’s fiscal year will end on the Sunday closest to January 31, in some years (generally once every six years) the fourth quarter will be fourteen weeks long and the fiscal year will consist of 53 weeks (e.g. the fiscal year ending February 3, 2008 will be 53 weeks). For more information about the changes in the Company’s fiscal year and quarterly periods, please refer to the Company’s Form 8-K filed with the Securities and Exchange Commission on September 1, 2006.

Cash and Cash Equivalents

The Company invests temporarily unused cash balances in liquid investments with maturities of three months or less when purchased, which amounted to $20.5 million and $7.1 million at November 30, 2006 and 2005, respectively. Cash equivalents are stated at cost plus accrued interest, which approximates market.

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

	For The Years Ended November 30,
	2006	2005	2004
Balance at beginning of year	$1,352	$1,341	$991
Non-cash charges to cost and expenses	1,920	569	1,255
Less uncollectible receivables written off, net of recoveries	(1,465)	(558)	(905)

Balance at end of year	$1,807	$1,352	$1,341

HOOKER FURNITURE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar and share amounts in tables, except per share amounts, in thousands unless otherwise indicated)

Fair Value of Financial Instruments

The carrying value for each of the Company’s financial instruments (consisting of cash and cash equivalents, trade accounts receivable and payable, and accrued liabilities) approximates fair value because of the short-term nature of those instruments. The fair value of the Company’s term loans are estimated based on the quoted market rates for similar debt with a similar remaining maturity. On November 30, 2006 and 2005, the carrying value of the term loans approximated fair value. The fair value of the Company’s interest rate swap agreements are based on values provided by the issuer.

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

Capitalized Software Costs

Certain costs incurred in connection with developing or obtaining computer software for internal use that has a useful life of three or more years are capitalized. These costs are amortized over five years or less, and generally over five years. The activity in capitalized software costs was:

	For The Years Ended November 30,
	2006	2005	2004
Balance beginning of year	$2,961	$4,366	$6,063
Purchases	166	607	1,082
Amortization expense	(1,407)	(1,906)	(2,759)
Disposals	(144)	(106)	(20)

Balance end of year	$1,576	$2,961	$4,366

Goodwill and Intangible Assets

The Company owns certain trademarks, trade names and goodwill related to its Bradington-Young subsidiary. The principal intangible assets are trademarks and trade names. Goodwill, trademarks and trade names have indefinite lives and are not amortized but are tested for impairment annually or more frequently if events or circumstances indicate that the asset might be impaired.

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

No impairment losses have been recorded for goodwill or intangible assets through November 30, 2006.

Cash Surrender Value of Life Insurance Policies

The Company owns key-man life insurance policies on executives and certain other key employees and also maintains a collateral interest to the extent of premiums paid by the Company with respect to split-dollar life insurance policies on certain executives. Proceeds of the policies are used to fund certain executive life insurance benefits and for other general corporate purposes. The cash surrender value of those life insurance policies amounted to $11.5 million as of November 30, 2006 and $9.9 million as of November 30, 2005.

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

In some cases, such as upon the early repayment of a debt instrument, the Company may continue to hold an interest rate swap for a period of time after the related principal has been paid rendering the hedge ineffective. Changes in the ineffective portion of the fair value of the derivative are accounted for through interest expense. The notional principal value of the Company’s swap agreement outstanding as of November 30, 2006 is equal to the outstanding principal balance of the corresponding debt instrument.

Revenue Recognition

The Company recognizes sales revenue when title and the risk of loss pass to the customer, which occurs at the time of shipment. Sales are recorded net of allowances for trade promotions, estimated product returns, rebate advertising programs and other discounts.

Advertising

The Company has advertising programs under which it may provide signage, catalogs and other marketing support to its customers and may reimburse advertising and other costs incurred by its customers in connection with promoting the Company’s products. The cost of these programs does not exceed the fair value of the benefit received. The Company charges the cost of point-of-purchase materials (including signage and catalogs) to selling and administrative expense as incurred, which amounted to $2.8 million in 2006, $3.8 million in 2005 and $3.9 million in 2004. The cost for the Company’s other advertising programs are charged against net sales.

Shipping and Handling Costs

Amounts billed to customers that represent shipping and handling are reported as net sales. The Company’s shipping and handling costs, which include all costs to warehouse and distribute goods to customers, are classified in selling and administrative expenses and amounted to $20.9 million in 2006, $15.2 million in 2005 and $12.4 million in 2004.

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

Earnings Per Share

Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Unearned ESOP shares are not considered outstanding for purposes of calculating basic or diluted earnings per share. Diluted earnings per share reflects the potential dilutive effect of securities that could share in the earnings of the Company. In January, 2006 and 2007, the Company issued restricted stock awards to non-employee members of the board of directors under the Company’s 2005 Stock Incentive Plan, and expects to continue to grant these awards to non-employee board members in the future. As of November 30, 2006, there were 3,920 shares of restricted stock outstanding, net of forfeitures and vested shares. Restricted shares awarded that have not yet vested are considered when computing diluted earnings per share. As of November 30, 2005, there were no securities that could have a dilutive effect.

Concentrations of Sourcing Risk

The Company sources its imported products through over 30 different vendors, from 63 separate factories, located in eight countries. Because of the large number and diverse nature of the foreign factories from which the Company can source its imported products, the Company has some flexibility in the placement of products in any particular factory or country. As of November 30, 2006, the Company held $6.5 million in inventory (3.3% of total assets) outside of the United States, in China.

Factories located in China have become an important resource for the Company. In 2006, imported products sourced from China accounted for approximately 71% of import purchases, and the factory in China from which the Company directly sources the most product accounted for approximately 34% of the Company’s worldwide purchases of imported product. A sudden disruption in the Company’s supply chain from this factory, or from China in general, could significantly impact the Company’s ability to fill customer orders for products manufactured at that factory or in that country. If such a disruption were to occur, the Company believes that it would have sufficient inventory to adequately meet demand for approximately three months. Also, with the broad spectrum of product the Company offers, the Company believes that, in some cases, buyers could be offered similar product available from alternative sources. The Company believes that it could, most likely at higher cost, source most of the products currently sourced in China from factories in other countries and could produce certain upholstered products domestically at its own factories. However, supply disruptions and delays on selected items could occur for approximately six months. If the Company were to be unsuccessful in obtaining those products from other sources, or at comparable cost, then a sudden disruption in the Company’s supply chain from its largest import furniture supplier, or from China in general, could have a short-term material adverse effect on the Company’s results of operations. Given the capacity available in China and other low-cost producing countries, the Company believes the risks from these potential supply disruptions are manageable.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, as well as disclosures regarding contingent assets and liabilities at the date of the financial statements; and the reported amounts of revenue and expenses during the reported periods. Actual results could differ from those estimates.

Accounting Pronouncements

In November 2006, the Company adopted the provisions of Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 clarifies the way that a company should evaluate an identified unadjusted error for materiality. SAB 108 requires that the effect of misstatements that were not corrected at the end of the prior year be considered in quantifying misstatements in the current year’s financial statements.

HOOKER FURNITURE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar and share amounts in tables, except per share amounts, in thousands unless otherwise indicated)

Two techniques were identified as being used by companies in practice to accumulate and quantify misstatements: a) the “iron curtain” approach and b) the “rollover” approach. The iron curtain approach quantifies a misstatement based on the effects of correcting the misstatement existing in the balance sheet at the end of the current year, irrespective of the misstatement’s year(s) of origination. The primary weakness of the iron curtain approach is that it does not consider the correction of prior year misstatements in the current year to be errors. The rollover approach quantifies a misstatement based on the amount of the error originating in the current year income statement. The primary weakness of this approach is it ignores the effects of correcting the portion of the current year balance sheet misstatement that originated in prior years.

During the audit of the Company’s financial statements for 2006, an error was identified related to the Company’s accounting for the tax treatment of its ESOP. The Company recorded as allowed under SAB 108 the effect of initial application by adjusting the carrying amounts of the related assets and liabilities as of the beginning of the fourth quarter of 2006 and recording an offsetting adjustment for the cumulative effect to beginning retained earnings. The cumulative effect of this error reflects the overstatement of tax expense in years 2000 through 2005, however using the rollover method, the error was not material to any period in which it originated. Accordingly, to correct the error, the Company recorded the cumulative effect in the amount of $692,000 as an increase in beginning retained earnings with corresponding increases in deferred tax assets ($1.4 million), accrued income taxes ($604,000) and other accrued expenses ($104,000).

In February, 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This statement is expected to expand the use of fair value measurement, which is consistent with FASB’s long-term measurement objectives for accounting for financial instruments. This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of FASB Statement No. 157, Fair Value Measurements. Consequently, the Company expects to adopt the standard in its fiscal year 2009 first quarter, which will begin February 4, 2008. The adoption of SFAS159 is not expected to have a material impact on the Company’s financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. This statement defines fair value, establishes a framework for measuring fair value under U.S. generally accepted accounting principles, and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements, FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this statement does not require any new fair value measurements. However, for some entities, the application of this statement will change current practice. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Consequently, the Company expects to adopt the standard in its fiscal year 2009 first quarter, which will begin February 4, 2008. The adoption of SFAS157 is not expected to have a material impact on the Company’s financial position or results of operations.

In September 2006, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF No. 06-4 “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements”. The task force reached a consensus that for an endorsement split-dollar life insurance arrangement, an employer should recognize a liability for future benefits under FASB Statement No. 106, or APB Opinion No. 12, based on the substantive agreement with the employee. The consensus is effective for fiscal years beginning after December 15, 2007. Consequently, the Company expects to adopt the EITF in its fiscal year 2009 first quarter, which will begin February 4, 2008. The adoption of EITF No. 06-4 is not expected to have a material impact on the Company’s financial position or results of operations.

In September 2006, the EITF reached a consensus on EITF No. 06-5 “Accounting for Purchase of Life Insurance – Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4” . The task force reached a consensus on a number of issues related to the purchase and surrender of life insurance contracts. The consensus is effective for fiscal years beginning after December 15, 2006. Consequently, the Company will adopt the EITF in its fiscal year 2008 first quarter, which began on January 29, 2007. The adoption of EITF No. 06-5 is not expected to have a material impact on the Company’s financial position or results of operations.

HOOKER FURNITURE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar and share amounts in tables, except per share amounts, in thousands unless otherwise indicated)

In June 2006, FASB issued FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (“SFAS 109”). This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109, Accounting for Income Taxes. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This interpretation is effective for fiscal years beginning after December 15, 2006. Consequently, the Company will adopt the standard in its fiscal year 2008 first quarter, which began January 29, 2007. The adoption of FIN 48 is not expected to have a material impact on the Company’s financial position or results of operations.

In December 2004, the FASB revised SFAS No. 123, “Share-Based Payments” (“SFAS 123R”). This statement, which addresses accounting for transactions in which an entity obtains employee services in share-based payment transactions, is a revision of SFAS 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” This statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). The statement also requires the recognition of compensation expense for the fair value of any unvested stock option awards outstanding at the date of adoption. This statement establishes that the cost will be recognized over the vesting period during which an employee is required to provide services in exchange for the award. The provisions of this statement are effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. Consequently, the Company adopted the standard in the first quarter of 2006. The adoption of SFAS 123R did not have a material impact on the Company’s financial position or results of operations.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs: an Amendment to ARB No. 43” (“SFAS 151”). This statement clarifies the types of costs that should be expensed rather than capitalized as inventory. This statement also clarifies the circumstances under which fixed overhead costs, such as abnormal amounts of idle facility expense, freight, handling costs and wasted material, associated with operating facilities involved in inventory processing should be expensed or capitalized. The provisions of this statement are effective for fiscal years beginning after June 15, 2005. Consequently, the Company adopted the standard in the 2006 first quarter. The adoption of SFAS 151 did not have a material impact on the Company’s financial position or results of operations.

NOTE 2 – INVENTORIES

	November 30,
	2006	2005
Finished furniture	$68,396	$68,985
Furniture in process	1,629	1,961
Materials and supplies	9,130	9,531

Inventories at FIFO	79,155	80,477
Reduction to LIFO basis	11,016	11,759

Inventories	$68,139	$68,718

If the first-in, first-out (FIFO) method had been used in valuing all inventories, net income would have been $13.7 million in 2006, $12.7 million in 2005 and $18.3 million in 2004.

HOOKER FURNITURE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar and share amounts in tables, except per share amounts, in thousands unless otherwise indicated)

NOTE 3 – PROPERTY, PLANT AND EQUIPMENT

		November 30,
	Depreciable Lives (In years)	2006	2005
Buildings and land improvements	15 -30	$33,523	$42,413
Machinery and equipment	10	20,506	31,539
Furniture and fixtures	3 - 8	24,917	25,708
Other	5	3,239	3,263

Total depreciable property at cost		82,185	102,923
Less accumulated depreciation		56,675	68,631

Total depreciable property, net		25,510	34,292
Land		1,472	1,715
Construction in progress		2,233	999

Property, plant and equipment, net		$29,215	$37,006

During the 2005 first quarter, the Company recorded a one-time charge to depreciation expense of $520,000 ($322,000 after tax, or $0.03 per share) to correct an error in the application of GAAP related to amortizing leasehold improvements. To effect the correction, the Company reduced the estimated useful lives of certain leasehold improvements at its High Point, N.C. showroom to correspond with the remaining term of the related lease. The effect of this error was not material to the 2005 results of operations, or to results of operations in any prior period during which the error originated.

NOTE 4 – GOODWILL AND INTANGIBLE ASSETS

	November 30,
	2006	2005
Goodwill	$2,396	$2,396

Non-amortizable Intangible Assets
Trademarks and trade names	$4,400	$4,400

Amortizable Intangible Assets
Non-compete agreements	700	700
Less accumulated amortization	685	510

Net carrying value	15	190

Intangible assets	$4,415	$4,590

The Company has recorded goodwill and certain intangible assets related to its Bradington-Young subsidiary. The non-compete agreements have been amortized over four years on a straight line basis for financial reporting purposes. The goodwill, trademarks and trade names have indefinite useful lives and consequently are not subject to amortization for financial reporting purposes but are tested for impairment annually or more frequently if events or circumstances indicate that the asset might be impaired. See “Note 1 –Summary of Significant Accounting Policies: Goodwill and Intangible Assets.” For tax reporting purposes the goodwill and intangible assets are being amortized over 15 years on a straight line basis.

HOOKER FURNITURE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar and share amounts in tables, except per share amounts, in thousands unless otherwise indicated)

NOTE 5 – SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

For The Year Ended November 30, 2006
Note received in connection with the sale of the Pleasant Garden, N.C. facility	$400

For The Year Ended November 30, 2004
Note received in connection with the sale of equipment from the Maiden, N.C. facility	$104

NOTE 6 – LONG-TERM DEBT

	November 30,
	2006	2005
Term loan	$11,012	$13,295
Less current maturities	2,457	2,283

Long-term debt, less current maturities	$8,555	$11,012

The Company’s term loan bears interest at a variable rate, 5.9% on November 30, 2006 and 4.7% on November 30, 2005 and is unsecured. Principal and interest payments are due quarterly through September 1, 2010. The Company has entered into an interest rate swap agreement that in effect provides for a fixed rate of interest of 4.1% on its term loan. See “Note 7 – Derivatives.”

The Company also has available to it a revolving credit facility that is unsecured and provides for borrowings of up to $15.0 million at variable interest rates 5.9%, on November 30, 2006, and 4.7% on November 30, 2005. Up to $3.0 million of the revolving credit line may be used for the issuance of letters of credit. Interest is payable monthly. No borrowings were outstanding under the revolving credit line as of both November 30, 2006 and 2005. Outstanding letters of credit under that line amounted to approximately $1.3 million as of both November 30, 2006 and 2005. Any principal outstanding under the credit line is due March 1, 2008.

The credit agreement for the term loan and the revolving credit facility contains customary representations and warranties, covenants and events of default, including financial covenants as to minimum tangible net worth, debt service coverage, the ratio of funded debt to earnings before interest, taxes, depreciation and amortization, and maximum capital expenditures. The Company was in compliance with these covenants as of November 30, 2006.

In May 2005, the Company completed the early redemption of industrial revenue bonds for $4.6 million in cash. Prior to this redemption, scheduled principal payments on these bonds had been $2.4 million on November 1, 2005, and $2.2 million on November 1, 2006. In November 2005, the Company terminated a related interest rate swap agreement. See “Note 7 – Derivatives.”

As of November 30, 2006, the Company had an aggregate $13.7 million available under its revolving credit facility to fund working capital needs. A standby letter of credit in the amount of $1.3 million, used exclusively to collateralize certain insurance arrangements, was outstanding under this line of credit as of November 30, 2006 and 2005. There were no additional borrowings outstanding under the revolving credit line on November 30, 2006.

In April 2006, the Company did not renew a $20 million line of credit available exclusively for commercial letters of credit issued to collateralize purchases of imported inventory. However, the Company had at November 30, 2006 and continues to have $444,000 in letters of credit outstanding under that line. The Company is now acquiring the majority of its imported inventory on open account with suppliers who do not require letters of credit.

As of November 30, 2006, aggregate future maturities for the Company’s long-term debt were $2.5 million in 2007, $2.6 million in 2008, $2.8 million in 2009 and $3.1 million in 2010.

HOOKER FURNITURE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar and share amounts in tables, except per share amounts, in thousands unless otherwise indicated)

NOTE 7 – DERIVATIVES

The Company has used interest rate swap agreements to manage variable interest rate exposures on the majority of its long-term debt. The notional principal value of the Company’s outstanding swap agreement is substantially equal to the outstanding principal balance of the corresponding debt instrument. The Company believes that its swap agreement is highly effective in managing the volatility of future cash flows associated with interest payments on its variable rate debt. The Company accounts for its interest rate swap agreements as cash flow hedges.

In February 2003, the Company, in connection with the refinancing of its bank debt, terminated an interest rate swap agreement that in effect provided a fixed interest rate of 7.4% on its term loan and entered into a new interest rate swap agreement. The new swap agreement is on substantially the same terms as the terminated agreement, except that it provides for a fixed interest rate of 4.1% through 2010 on the term loan. The Company’s $3.0 million payment to terminate the former swap agreement is being amortized as interest expense over the remaining repayment period, resulting in an effective fixed interest rate of approximately 7.4% on its term loan.

In May 2005, the Company completed the early redemption of industrial revenue bonds for $4.6 million in cash. Accordingly, the Company reclassified the fair market value of that swap agreement (a pretax loss of $103,000) to interest expense in May 2005. In November 2005, the Company paid the issuer $38,000 in cash to terminate that swap agreement

The aggregate fair market value of the Company’s swap agreement decreases when interest rates decline and increases when interest rates rise. While interest rates have increased since the 2003 second quarter through the 2006 fourth quarter, overall, interest rates have declined since the inception of the Company’s swap agreements. The aggregate decrease in the fair market value of the effective portion of the agreements of $109,000 ($175,000 pretax) as of November 30, 2006, and $226,000 ($364,000 pretax) as of November 30, 2005, is reflected under the caption “accumulated other comprehensive loss” in the consolidated balance sheets. See “Note 8 – Other Comprehensive Income.”

NOTE 8 – OTHER COMPREHENSIVE INCOME

	For The Years Ended November 30,
	2006	2005	2004
Net income	$14,138	$12,485	$18,204

Gain on interest rate swaps	88	321	358
Less amount of swaps’ fair value reclassified to interest expense	101	539	1,447

Other comprehensive income before tax	189	860	1,805
Income tax expense	72	327	686

Other comprehensive income, net of tax	117	533	1,119

Comprehensive income	$14,255	$13,018	$19,323

The amount reclassified to interest expense includes a gain of $10,000 in 2005 and a gain of $45,000 in 2004, related to the ineffective portion of the interest rate swap agreements. No portion of the Company’s swap agreement was ineffective in 2006.

NOTE 9 – EMPLOYEE BENEFIT PLANS

Employee Stock Ownership Plan

Through January 26, 2007, the Company sponsored a leveraged employee stock ownership plan (the “ESOP”) to provide retirement benefits for eligible employees. The ESOP covered substantially all employees. See “Note 17 – Subsequent Events” for information regarding the termination of the ESOP”.

HOOKER FURNITURE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar and share amounts in tables, except per share amounts, in thousands unless otherwise indicated)

The Company has recorded non-cash ESOP cost for the number of shares that it committed to release to eligible employees at the average closing market price of the Company’s common stock during each period. Those shares are treated as outstanding for computing earnings per share. “Unearned ESOP shares” in shareholders’ equity is reduced by the Company’s aggregate cost basis in the shares committed to be released. Those shares have a cost basis of $6.25 per share. “Common stock” is increased by the aggregate average market price in excess of the cost basis of those shares.

Dividends paid on allocated shares held by the ESOP are charged against retained earnings in the consolidated balance sheets. Dividends paid on unallocated shares are in effect recorded as a reduction of principal and interest on the ESOP Loan. The cost of the ESOP amounted to:

	For The Years Ended November 30,
	2006	2005	2004
Average fair market value per share	$16.113	$18.902	$23.471
Number of shares committed to be released (in whole shares)	164,156	170,628	161,222

Non-cash ESOP cost	2,645	3,225	3,784
Administrative cost	86	159	150

Total ESOP cost	$2,731	$3,384	$3,934

Shares held by the ESOP and the fair value of unreleased shares were:

	November 30,
	2006	2005
Allocated shares	842	1,030
Shares released or committed to be released for allocation	164	171
Unreleased shares	2,374	2,538

Total shares held by the ESOP	3,380	3,739

Fair value of unreleased shares	$35,271	$39,385

The Company may, but is not obligated to, repurchase shares from ESOP participants. Currently, benefits are generally distributed from the ESOP in the form of shares of the Company’s common stock. However, benefits under a minimum share limit are typically distributed in the form of cash. Prospectively, the Company does not expect to repurchase shares distributed to ESOP participants.

Employee Savings Plans

The Company sponsors two tax-qualified 401(k) plans which, in the aggregate, cover substantially all employees. These plans assist employees in meeting their savings and retirement planning goals through employee salary deferrals and discretionary matching contributions made by the Company. The Company made contributions to the plans amounting to $489,000 in 2006, $555,000 in 2005 and $681,000 in 2004.

Executive Benefits

The Company maintains a salary continuation program for certain management employees. The program consists of individual agreements with participants that specify the amount of benefits to be paid upon retirement, death or disability. These agreements are unfunded. All benefits are paid solely from the general assets of the Company. The total accrued liabilities relating to this program approximated $2.2 million as of November 30, 2006 and $2.4 million as of November 30, 2005. These amounts are included in “accrued salaries, wages and benefits” and “other long-term liabilities” in the consolidated balance sheets. The cost of the program amounted to $276,000 in 2006, $262,000 in 2005 and $110,000 in 2004. The Company also provides certain eligible executives with life insurance benefits during their working life and paid up insurance at their retirement through split dollar life insurance policies. The Company retains a collateral interest in each of these policies to the extent of premiums paid by the Company.

HOOKER FURNITURE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar and share amounts in tables, except per share amounts, in thousands unless otherwise indicated)

The Company also has a life insurance program and a supplemental executive retirement plan for certain executives. The life insurance program provides death benefit protection for these executives during employment. Coverage under the program automatically terminates when the executive terminates employment with the Company for any reason, other than death, or when the executive attains age 65, whichever occurs first. The life insurance policies funding this life insurance program are owned by the Company.

The supplemental executive retirement plan provides a monthly supplemental retirement benefit based on the executive’s final average monthly compensation as defined in the plan. The benefit is payable for a 15-year period following the executive’s termination of employment, subject to a vesting schedule that may vary for each executive. In addition, the monthly retirement benefit for each executive, regardless of age, becomes fully vested and the present value of all plan benefits is paid to participants in a lump sum upon a change in control of the Company (as defined in the plan). Benefits are payable from the general assets of the Company. The Company accounts for its obligation to each participant on the accrual basis. The aggregate liability for all participants under the supplemental executive retirement plan amounted to $3.7 million as of November 30, 2006 and $1.3 million as of November 30, 2005. The cost of the program amounted to $2.4 million in 2006, $684,000 in 2005 and $597,000 in 2004.

Mr. Douglas C. Williams, the Company’s President and Chief Operating Officer retired effective October 31, 2006. Mr. Williams was offered an early retirement arrangement in late August 2006. Consequently, the Company recorded $1.4 million in compensation expense for benefits under the supplemental retirement plan and other early retirement benefits in the 2006 third quarter related to Mr. Williams early retirement arrangement. Substantially all of Mr. Williams’s retirement benefits will be paid in 2007.

NOTE 10 – SHARE-BASED COMPENSATION

At the beginning of 2006, the Company adopted SFAS No. 123R, Share-Based Payments (“SFAS 123R”). The Company issued restricted stock awards to non-employee members of the board of directors in January 2006 and 2007 and expects to issue restricted stock or other forms of stock-based compensation awards to eligible directors and employees in the future under the Hooker Furniture Corporation 2005 Stock Incentive Plan (“Stock Plan”), which will be accounted for in accordance with SFAS 123R.

The Stock Plan permits incentive awards of restricted stock, restricted stock units, stock appreciation rights and performance grants to key employees and non-employee directors. A maximum of 750,000 shares of the Company’s common stock was approved for issuance under the Stock Plan. On January 16, 2006, a total of 4,851 shares of restricted common stock were granted to the six non-employee members of the board of directors. These shares will vest if each director remains on the board through a 36-month service period or may vest earlier in accordance with terms specified in the Stock Plan. During 2006, 784 of these shares were forfeited and 147 shares vested. The grant-date fair value of stock awards issued during the 2006 first quarter was $15.81 per share.

In accordance with SFAS 123R, the Company accounts for these awards as “non-vested equity shares.” These shares have an aggregate grant-date fair value of $46,000, after taking actual and projected forfeitures into account. During 2006, the Company recognized non-cash compensation expense of approximately $19,000 related to these non-vested awards. The remaining $28,000 of grant-date fair value will be recognized over the remaining 25 months of the vesting period for these awards.

Shares awarded under the Stock Plan that have not yet vested are considered when computing diluted earnings per share. Basic and diluted earnings per share are calculated using the following share data:

	For the Years Ended November 30,
	2006	2005	2004
Weighted average shares outstanding for basic earnings per share	11,951	11,795	11,669
Dilutive effect of restricted stock awards	2

Weighted average shares outstanding for diluted earnings per share	11,953	11,795	11.669

HOOKER FURNITURE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar and share amounts in tables, except per share amounts, in thousands unless otherwise indicated)

NOTE 11 – INCOME TAXES

The provision for income taxes:

	For The Years Ended November 30,
	2006	2005	2004
Current expense
Federal	$10,792	$8,829	$10,600
State	1,050	674	1,079

Total current expense	11,842	9,503	11,679

Deferred (benefit) expense
Federal	(2,833)	(1,303)	(7)
State	(440)	(176)	48

Total deferred (benefit) expense	(3,273)	(1,479)	41

Income tax expense	$8,569	$8,024	$11,720

The effective income tax rate differed from the federal statutory tax rate as follows:

	For The Years Ended November 30,
	2006	2005	2004
Income taxes at statutory rate	35.0%	35.0%	35.0%
Increase (decrease) in tax rate resulting from:
State taxes, net of federal benefit	1.7	1.6	2.4
Employee stock ownership plan	0.3	2.1	2.3
Captive insurance assessments	0.7	0.9
Other		(0.5)	(0.5)

Effective income tax rate	37.7%	39.1%	39.2%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities were:

	November 30,
	2006	2005
Assets
Deferred compensation	$2,241	$1,414
Interest rate swaps	182	253
Allowance for bad debts	687	514
State income taxes	172	82
Restructuring	843	1,526
Other	572	77
Property, plant and equipment	1,178

Total deferred tax assets	5,875	3,866

Liabilities
Property, plant and equipment		1,679
Inventories	1,440	1,578
Intangible assets	477	353
Employee benefits		900

Total deferred tax liabilities	1,917	4,510

Net deferred tax asset (liability)	$3,958	$(644)

As of November 30, 2006, $3.4 million of deferred income taxes was classified as “other long-term assets” and $568,000 was classified as “other current assets” in the consolidated balance sheets. As of November 30, 2005, $1.2 million of the deferred income taxes was classified as “other long-term liabilities” and $524,000 was classified as “prepaid expenses and other current assets” in the

HOOKER FURNITURE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar and share amounts in tables, except per share amounts, in thousands unless otherwise indicated)

consolidated balance sheets. The Company expects to fully utilize its deferred tax assets in future periods when the amounts become deductible, consequently no valuation allowance was recorded as of November 30, 2006 or November 30, 2005.

A portion of the change in the net deferred income tax asset (liability) relates to unrealized gains and losses on interest rate swaps that are included in shareholders’ equity. The related deferred tax expense amounted to $72,000 in 2006, $327,000 in 2005, and $686,000 in 2004 and was recorded directly to shareholders’ equity as a component of “accumulated other comprehensive loss”.

Also, a portion of the change in the net deferred income tax asset (liability) relates to the correction of an error. In the 2006 fourth quarter, the Company recorded a correction of an error related to its accounting for the tax treatment of the ESOP. The cumulative effect of this error in the amount $692,000 reflects the overstatement of tax expense in years 2000 through 2005, however the error was not material to any period in which it originated. The Company accounted for the correction in accordance with Staff Accounting Bulletin No. 108 – “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” Accordingly, to correct the error, the Company recorded the cumulative effect of the error from prior years as an increase in beginning retained earnings ($692,000) with corresponding increases in deferred tax assets ($1.4 million) and other accrued expenses ($708,000).

NOTE 12 – RESTRUCTURING CHARGES AND ASSETS HELD FOR SALE

The Company incurred significant restructuring and asset impairment charges in connection with the closing of wood furniture manufacturing plants in each of the past three years. These charges included severance and related benefits for terminated employees, asset impairment charges to write down real and personal property to fair market value (as determined based on market prices for similar assets in similar condition) less selling costs, and factory disassembly and other related costs to prepare each facility for sale.

Pretax restructuring and asset impairment charges reduced operating income by 2.0% of net sales in 2006, 1.5% of net sales in 2005 and by 0.5% of net sales in 2004.

During 2006 the Company recorded aggregate restructuring and asset impairment charges of $6.9 million ($4.3 million after tax, or $0.36 per share) principally related to:

•

the write down of real and personal property at the Martinsville, Va. plant to estimated fair value in connection with the planned closing announced January 17, 2007 ($4.2 million) (see “Note 17 – Subsequent Events” regarding the planned Martinsville plant closing);

•

the August 2006 closing of the Roanoke, Va. manufacturing facility ($2.7 million), which included $1.6 million in severance and related benefits for approximately 260 terminated hourly and salaried employees and $1.1 million in asset impairment charges;

•	the final sale of the Pleasant Garden, N.C. wood furniture plant and the related closing of the Martinsville, Va. plywood plant ($161,000); and

•	the planned sale of two showrooms in High Point, N.C. formerly operated by Bradington-Young ($140,000); net of

•	a restructuring credit for previously accrued health care benefits for terminated employees at the former Pleasant Garden and Kernersville, N.C. facilities that are not expected to be paid ($295,000).

In October 2006, the Company completed the sale of the Roanoke, Va. plant for $2.2 million, net of selling costs.

In May 2006, the Company completed the sale of the Pleasant Garden facility. Aggregate proceeds from that sale, including proceeds from equipment auctions at both the Pleasant Garden facility and Martinsville plywood facility held in December 2005, amounted to $1.5 million ($1.1 million in cash and a note receivable for $400,000), net of selling expenses.

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

•	additional costs of $586,000 related to its Maiden, N.C. facility (which closed in 2004) and its Kernersville, N.C. facility (which closed in 2003), consisting of :

¡	$322,000 principally for additional asset impairment and health care expenses incurred in connection with the sale of the Maiden real property; and

¡	$264,000 of additional costs principally for environmental monitoring related to the closing of the Kernersville facility.

In connection with the closing of the Pleasant Garden facility, the Company transferred related plywood production from a facility located in Martinsville, Va. to its main Martinsville manufacturing facility. The Company completed this transfer in the 2005 fourth quarter and completed the conversion of this separate facility into a finished goods warehouse during the 2006 first quarter.

The real and personal property at the Pleasant Garden facility and certain plywood production equipment located at the Martinsville plywood facility, with an aggregate carrying value of $1.7 million net of anticipated selling expenses were included in “assets held for sale” on the consolidated balance sheet as of November 30, 2005.

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

The Maiden, N.C. real property, machinery and equipment, with a carrying value of $5.4 million was sold during 2005 for an aggregate consideration of $5.3 million in cash, net of selling expense, and a note receivable of $104,000.

As the Company closed each of its wood furniture manufacturing facilities, the production of certain products was moved to other Company production facilities and certain products were discontinued. Following the planned closing of the Martinsville plant, certain products will be outsourced domestically or internationally and certain products will be discontinued.

HOOKER FURNITURE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar and share amounts in tables, except per share amounts, in thousands unless otherwise indicated)

The following table sets forth the significant components of and activity related to the accrued restructuring and asset impairment charges for 2004, 2005 and 2006. Accrued restructuring charges are included in “accrued salaries, wages and benefits,” “other accrued expenses” and “other long-term liabilities” in the consolidated balance sheets. The expenses are included in “restructuring charges” in the consolidated statements of income:

	Severance and Related Benefits	Asset Impairment		Other	Pretax Amount	After-Tax Amount
Restructuring charges accrued during 2004 for the:
Maiden, N.C. facility	$872		$347	$290	$1,509
Kernersville, N.C. facility	95				95

Total	967		347	290	1,604	$994
Non-cash charges			(347)		(347)
Cash payments	(642)			(115)	(757)

Accrued balance at November 30, 2004	368			225	593

Restructuring charges accrued during 2005 for the:
Pleasant Garden, N.C. and Martinsville, Va. plywood facilities	1,464		2,942	258	4,664
Maiden and Kernersville, N.C. facilities	158		180	248	586

Total	1,622		3,122	506	5,250	$3,255
Non-cash charges			(3,122)		(3,122)
Cash payments	(1,201)			(513)	(1,714)

Accrued balance at November 30, 2005	789			218	1,007

Restructuring charges accrued during 2006 for the:
Pleasant Garden and Kernersville, N.C. manufacturing and Martinsville, Va. plywood facilities	(295)		60	101	(134)
High Point, N.C. showrooms			140		140
Roanoke, Va. facility	1,552		1,139		2,691
Martinsville, Va. facility			4,184		4,184

Total	1,257		5,523	101	6,881	$4,266
Non-cash charges			(5,523)		(5,523)
Cash payments	(1,364)			(116)	(1,480)

Accrued balance at November 30, 2006	$682	$		$203	$885

HOOKER FURNITURE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar and share amounts in tables, except per share amounts, in thousands unless otherwise indicated)

NOTE 13 – QUARTERLY DATA (Unaudited)

	Fiscal Quarter
	First	Second	Third	Fourth
2006
Net sales	$85,339	$90,694	$83,006	$90,987
Gross profit	22,979	26,806	23,460	27,969
Net income	3,560	5,832	1,210	3,536

Basic and diluted earnings per share	$0.30	$0.49	$0.10	$0.29

2005
Net sales	$80,526	$88,698	$82,398	$90,153
Gross profit	20,931	24,239	21,233	25,499
Net income	2,950	4,859	664	4,012

Basic and diluted earnings per share	$0.25	$0.41	$0.06	$0.34

Earnings per share for each quarter is derived using the weighted average number of shares outstanding during that quarter. Unearned ESOP shares are not considered outstanding for purposes of calculating earnings per share. Earnings per share for the year is derived using the weighted average number of shares outstanding on an annual basis. Consequently, the sum of earnings per share for the quarters may not equal earnings per share for the full year.

NOTE 14 – SEGMENT INFORMATION

The Company is organized and reports its results of operations in one operating segment that designs, imports, manufactures and markets residential furniture products, principally in North America. The nature of the products, production processes, distribution methods, types of customers and regulatory environment are similar for substantially all of the Company’s products.

NOTE 15 – COMMITMENTS, CONTINGENCIES AND OFF BALANCE SHEET ARRANGEMENTS

The Company leases warehousing facilities, showroom space, an upholstery frame plant and certain manufacturing, office and computer equipment under leases expiring over the next seven years. Rent expense was $2.4 million in 2006, $2.3 million in 2005 and $2.4 million in 2004. Future minimum annual commitments under leases and operating agreements amount to $3.5 million in 2007, $1.3 million in 2008, $815,000 in 2009, $353,000 in 2010, $21,000 in 2011 and $17,000 thereafter.

The Company had letters of credit outstanding totaling $1.7 million on both November 30, 2006 and 2005. The Company utilizes letters of credit to collateralize certain imported inventory purchases and certain insurance arrangements.

In the ordinary course of its business, the Company may become involved in legal proceedings involving contractual and employment relationships, product liability claims, intellectual property rights and a variety of other matters. The Company does not believe that any pending legal proceedings will have a material impact on the Company’s financial position or results of operations.

NOTE 16 – CASUALTY LOSS

In June 2006, the Martinsville, Virginia area experienced severe storms and heavy rain. One of the Company’s finished goods warehouses experienced significant water damage, confined primarily to finished goods inventory and real property. The Company incurred $1.2 million in damaged inventory (at net sales value) and other related costs, and $371,000 in damage to its warehouse. After taking into account the insurance settlement, the Company recorded a net casualty gain of $109,000, reflecting a deductible of $250,000 less the amount by which the final insurance settlement exceeded the Company’s cost basis in the damaged property.

HOOKER FURNITURE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar and share amounts in tables, except per share amounts, in thousands unless otherwise indicated)

NOTE 17 – SUBSEQUENT EVENTS

On February 13, 2007, the Company announced that it had signed a letter of intent to purchase Sam Moore Furniture, a Bedford, Va. based manufacturer of upscale occasional chairs with an emphasis on fabric-to-frame customization from La-Z-Boy Incorporated. Sam Moore is a 63 year-old company that has been owned since 1998 by La-Z-Boy. It is positioned in the upper-medium price range, and has a dealer base and a niche and item oriented line similar to the Company’s. The acquisition would be a cash purchase of substantially all of the Sam Moore assets, which include property, plant and equipment, inventories and accounts receivable. Property, plant and equipment included in the proposed purchase includes an approximately 325,000 square-foot production facility and corporate offices, both located in Bedford, Va. The transaction is expected to close some time during the second quarter of the 2007 calendar year, subject to, among other things, completion of due diligence and negotiation of a definitive acquisition agreement.

On February 7, 2007, the Company’s Board of Directors authorized up to $20 million to repurchase the Company’s common stock. Repurchases may be made from time to time in the open market, or in privately negotiated transactions at prevailing market prices that the Company deems appropriate. The Company plans to enter a trading plan under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) for effecting some or all of the purchases by the Company under this repurchase authorization. The Company can terminate this plan at any time. Based on the market value of the common stock as of February 13, 2007, the $20 million authorization would allow the Company to repurchase approximately 1.1 million shares, or 8.5% of the 13.3 million shares outstanding, or 10.2% of the Company’s outstanding shares excluding the 2.2 million shares held by the ESOP as of February 13, 2007.

On January 29, 2007, the Company announced that it had terminated its ESOP, effective January 26, 2007. The termination will result in an $18.4 million, non-cash, non-tax deductible charge to earnings in January 2007 with a corresponding increase in shareholders’ equity. As a result of the ESOP termination, approximately 1.2 million shares of previously unallocated shares of Company common stock held by the ESOP will be allocated to eligible employees, resulting in the $18.4 million charge to earnings. To effect the termination of the ESOP, the Company redeemed and retired approximately 1.2 million of the shares of Company common stock held by the ESOP, with proceeds to the ESOP of $17.2 million (or $15.01 per share). The ESOP used the proceeds to repay the outstanding balance on the ESOP loan. The Company expects that elimination of the ESOP compensation expense will yield significant annual cost savings. Annual ESOP compensation expense had averaged $3.4 million for 2004 through 2006, and the Company believes that annual compensation expense for 2007 and beyond could have been substantially higher.

On January 17, 2007, the Company announced that it plans to close its last domestic wood manufacturing facility, located in Martinsville, Va., by the end of March 2007. As a result, the Company recorded asset impairment charges of $4.2 million in November 2006, to write down the real and personal property at the facility to its estimated fair market value. In January 2007, the Company expects to record severance and related benefit costs of $2.3 million, for approximately 280 employees, along with an additional $655,000 in other restructuring expenses. Additionally, in January 2007, the Company will reclassify the Martinsville facility assets to “assets held for sale”. The Company intends to actively market the assets, and anticipates they will be sold within the next twelve months. The Company expects to record an additional $550,000 to $625,000 in disassembly and other similar expenses during 2007 as incurred.

On January 15, 2007, awards totaling 4,875 shares of restricted common stock were granted to five non-employee members of the Company’s board of directors. Each award is subject to vesting requirements and other limitations in accordance with the Hooker Furniture 2005 Stock Incentive Plan.

EXHIBIT INDEX

Exhibit	Description
3.1	Amended and Restated Articles of Incorporation of the Company, as amended March 28, 2003 (incorporated by reference to Exhibit 3.1 of the Company’s Form 10-Q (SEC File No. 000-25349) for the quarter ended February 28, 2003)

3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Form 10-Q ((SEC File No. 000-25349) for the quarter ended August 31, 2006)

4.1	Amended and Restated Articles of Incorporation of the Company (See Exhibit 3.1)

4.2	Amended and Restated Bylaws of the Company (See Exhibit 3.2)

4.3(a)	Credit Agreement, dated April 30, 2003, between Bank of America, N.A., and the Company (incorporated by reference to Exhibit 4.1 of the Company’s Form 10-Q (SEC File No. 000-25349) for the quarter ending May 31, 2003)

4.3(b)	First Amendment to Credit Agreement, dated as of February 18, 2005, among the Company, the Lenders party thereto, and Bank of America, N.A., as agent (incorporated by reference to Exhibit 10.2 of the Company’s Form 10-Q (SEC File No. 000-25349) for the quarter ending February 28, 2005).

Pursuant to Regulation S-K, Item 601(b)(4)(iii), instruments evidencing long-term debt not exceeding 10% of the Company’s total assets have been omitted and will be furnished to the Securities and Exchange Commission upon request.

10.1(a)	Form of Executive Life Insurance Agreement dated December 31, 2003, between the Company and certain of its executive officers (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q (SEC File No. 000-25349) for the quarter ended February 29, 2004)*

10.1(b)	Supplemental Retirement Income Plan effective as of December 1, 2003 (incorporated by reference to Exhibit 10.3 of the Company’s Form 10-Q (SEC File No. 000-25349) for the quarter ended February 29, 2004)*

10.1(c)	Summary of Compensation for Named Executive Officers (filed herewith)*

10.1(d)	Summary of Director Compensation (filed herewith)*

10.1(e)	Hooker Furniture Corporation 2005 Stock Incentive Plan (incorporated by reference to Appendix B of the Company’s Definitive Proxy Statement dated March 1, 2005 (SEC File No. 000-25349))*

10.1(f)	Form of Outside Director Restricted Stock Agreement (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K (SEC File No. 000-25349) filed January 17, 2006)*

10.1(g)	Retirement Agreement dated October 26, 2006, between Douglas C. Williams and the Company (filed herewith)*

10.2	Commitment Letter, dated May 17, 2004, and related Promissory Note, dated April 30, 2004, between BB&T and the Company, renewing the BB&T Credit Line (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q (SEC File No. 000-25349) for the quarter ended May 31, 2004)

10.3	Credit Agreement, dated September 18, 2000, between the Company and the Hooker Furniture Corporation Employee Stock Ownership Plan Trust (including related Non-Recourse Promissory Note and Stock Pledge Agreement) (incorporated by reference to Exhibit 10.7 of the Company’s Form 10-K (SEC File No. 000-25349) for the year ended November 30, 2000)

10.4(a)	Credit Agreement, dated April 30, 2003, between Bank of America, N.A., and the Company (See Exhibit 4.3(a))

10.4(b)	First Amendment to Credit Agreement, dated as of February 18, 2005, among the Company, the Lenders party thereto, and Bank of America, N.A., as agent (See Exhibit 4.3(b))

21	List of Subsidiaries:

Bradington-Young LLC, a Virginia limited liability company Triwood Inc., a Virginia corporation

23	Consent of Independent Registered Public Accounting Firm (filed herewith)

31.1	Rule 13a-14(a) Certification of the Company’s principal executive officer (filed herewith)

31.2	Rule 13a-14(a) Certification of the Company’s principal financial officer (filed herewith)

32.1	Rule 13a-14(b) Certification of the Company’s principal executive officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.2	Rule 13a-14(b) Certification of the Company’s principal financial officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

*	Management contract or compensatory plan