Form 10-Q
period 2007-01-28
HOOKER FURNITURE CORP
filed 2007-03-16
CIK 1077688

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from December 1, 2006 to January 28, 2007

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

Large accelerated Filer  ☐    Accelerated Filer  ☒    Non-accelerated Filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of March 15, 2007.

Common stock, no par value	13,269,242
(Class of common stock)	(Number of shares)

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

HOOKER FURNITURE CORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATED BALANCE SHEETS

(In thousands, including share data)

	January 28, 2007	November 30, 2006
Assets
Current assets
Cash and cash equivalents	$47,085	$31,864
Trade accounts receivable, less allowance for doubtful accounts of $1,436 and $1,807 on each date	37,744	45,444
Inventories	62,803	68,139
Prepaid expenses and other current assets	3,254	4,357
Assets held for sale	3,475

Total current assets	154,361	149,804
Property, plant and equipment, net	24,839	29,215
Goodwill	2,396	2,396
Intangible assets	4,400	4,415
Cash surrender value of life insurance policies	11,506	11,458
Other assets	4,961	4,011

Total assets	$202,463	$201,299

Liabilities and Shareholders’ Equity
Current liabilities
Trade accounts payable	$10,071	$11,251
Accrued salaries, wages and benefits	6,918	6,189
Other accrued expenses	7,676	5,879
Current maturities of long-term debt	2,503	2,457

Total current liabilities	27,168	25,776
Long-term debt, excluding current maturities	7,912	8,555
Deferred compensation	3,919	3,924
Other long-term liabilities	1,154	508

Total liabilities	40,153	38,763

Shareholders’ equity
Common stock, no par value, 20,000 shares authorized, 13,269 and 14,429 shares issued and outstanding on each date	20,840	11,154
Unearned ESOP shares, 2,377 shares on November 30, 2006		(14,835)
Retained earnings	141,539	166,326
Accumulated other comprehensive loss	(69)	(109)

Total shareholders’ equity	162,310	162,536

Total liabilities and shareholders’ equity	$202,463	$201,299

The accompanying notes are an integral part of the unaudited consolidated financial statements.

HOOKER FURNITURE CORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Two Months January 28, 2007	Three Months February 28, 2006
Net sales	$49,061	$85,339

Cost of sales	35,446	62,360

Gross profit	13,615	22,979

Selling and administrative expenses	9,458	17,016

ESOP termination compensation charge	18,428

Restructuring and asset impairment charges	2,973	188

Operating (loss) income	(17,244)	5,775

Other income, net	302	244

(Loss) income before interest and income taxes	(16,942)	6,019

Interest expense	173	231

(Loss) income before income taxes	(17,115)	5,788

Income taxes	1,300	2,228

Net (loss) income	$(18,415)	$3,560

(Loss) earnings per share:
Basic	$(1.52)	$0.30

Diluted	$(1.52)	$0.30

Weighted average shares outstanding:
Basic	12,113	11,888

Diluted	12,113	11,890

The accompanying notes are an integral part of the unaudited consolidated financial statements.

HOOKER FURNITURE CORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Two Months January 28, 2007	Three Months February 28, 2006
Cash flows from operating activities
Cash received from customers.	$56,869	$85,198
Cash paid to suppliers and employees	(40,202)	(73,206)
Income taxes paid, net	(480)	(299)
Interest received (paid), net	28	(101)

Net cash provided by operating activities	16,215	11,592

Cash flows from investing activities
Purchase of property, plant and equipment	(419)	(552)
Proceeds from the sale of property and equipment	22	893

Net cash (used in) provided by investing activities	(397)	341

Cash flows from financing activities
Payments on long-term debt	(597)	(556)
Cash dividends paid		(832)

Net cash used in financing activities	(597)	(1,388)

Net increase in cash and cash equivalents	15,221	10,545
Cash and cash equivalents at beginning of period	31,864	16,365

Cash and cash equivalents at end of period	$47,085	$26,910

Reconciliation of net (loss) income to net cash provided by operating activities
Net (loss) income	$(18,415)	$3,560
Depreciation and amortization	681	1,221
Non-cash ESOP cost and restricted stock awards	18,149	641
Restructuring and asset impairment charges	2,973	188
(Credit) provision for doubtful accounts	(182)	65
Deferred income tax (benefit) expense	(787)	366
Changes in assets and liabilities:
Trade accounts receivable	7,882	(354)
Inventories	5,336	4,202
Prepaid expenses and other assets	844	499
Trade accounts payable	(1,180)	1,791
Accrued salaries, wages and benefits	(1,589)	(903)
Accrued income taxes	1,607	951
Other accrued expenses	255	(307)
Other long-term liabilities	641	(328)

Net cash provided by operating activities	$16,215	$11,592

The accompanying notes are an integral part of the unaudited consolidated financial statements.

HOOKER FURNITURE CORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands, except per share data)

For the two-month transition period ended January 28, 2007

	Common Stock		Unearned ESOP and Restricted	Retained	Accumulated Other Comprehensive	Total Shareholders’
	Shares	Amount	Shares	Earnings	Loss	Equity
Balance at November 30, 2006	14,429	$11,154	$(14,835)	$166,326	$(109)	$162,536

Net (loss)				(18,415)		(18,415)
Unrealized gain on interest rate swap					40	40

Total comprehensive income						(18,375)

Restricted stock grants	5
Restricted stock compensation cost		8				8
ESOP termination	(1,165)	9,678	14,835	(6,372)		18,141

Balance at January 28, 2007	13,269	$20,840	$	$141,539	$(69)	$162,310

The accompanying notes are an integral part of the unaudited consolidated financial statements.

HOOKER FURNITURE CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar and share amounts in tables, except per share amounts, in thousands unless otherwise indicated)

For the Two-Month Transition Period Ended January 28, 2007

1.	Preparation of Interim Financial Statements

The consolidated financial statements of Hooker Furniture Corporation and subsidiaries (referred to as “Hooker” or the “Company”) have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, these statements include all adjustments necessary for a fair presentation of the results of all interim periods reported herein. All such adjustments are of a normal recurring nature. Certain information and footnote disclosures prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) are condensed or omitted pursuant to SEC rules and regulations. However, management believes that the disclosures made are adequate for a fair presentation of results of operations and financial position. Operating results for the two-month transition period ended January 28, 2007 reported herein may not be indicative of the results expected for the upcoming fiscal year, which began January 29, 2007. These financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s annual report on Form 10-K for the fiscal year ended November 30, 2006.

On August 29, 2006, the Company approved a change in its fiscal year. After the fiscal year that ended November 30, 2006, the Company’s fiscal years will end on the Sunday nearest to January 31. These financial statements are being filed as part of a transition report on Form 10-Q covering the transition period that began December 1, 2006 and ended January 28, 2007. The Company did not recast the financial statements for the two-month period ended January 28, 2006 because the financial reporting processes in place at that time included certain procedures that were completed only on a quarterly basis. Consequently, to recast this period would have been impractical and would not have been cost-justified.

Certain items in the consolidated financial statements and the notes to the consolidated financial statements for the periods prior to 2007 have been reclassified to conform to the 2007 method of presentation.

2.	Inventories

	January 28, 2007	November 30, 2006
Finished furniture	$64,536	$68,396
Furniture in process	1,514	1,629
Materials and supplies	7,952	9,130

Inventories at FIFO	74,002	79,155
Reduction to LIFO basis	11,199	11,016

Inventories	$62,803	$68,139

3.	Property, Plant and Equipment

	January 28, 2007	November 30, 2006
Buildings and land improvements	$22,976	$33,523
Machinery and equipment	2,097	20,506
Furniture and fixtures	23,066	24,917
Other	3,042	3,239

Total depreciable property at cost	51,181	82,185
Less accumulated depreciation	29,907	56,675

Total depreciable property, net	21,274	25,510
Land	1,472	1,472
Construction in progress	2,093	2,233

Property, plant and equipment, net	$24,839	$29,215

4.	Goodwill and Intangible Assets

	January 28, 2007	November 30, 2006
Goodwill	$2,396	$2,396

Non-amortizable Intangible Assets
Trademarks and trade names	$4,400	$4,400

Amortizable Intangible Assets
Non-compete agreements	$700	$700
Less accumulated amortization	700	685

Net carrying value		15

Intangible assets	$4,400	$4,415

5.	Long-Term Debt

	January 28, 2007	November 30, 2006
Term loan	$10,415	$11,012
Less current maturities	2,503	2,457

Long-term debt, less current maturities	$7,912	$8,555

6.	Restructuring and Asset Impairment Charges and Assets Held for Sale

	Severance and Related Benefits	Asset Impairment		Other	Total
Accrued balance at November 30, 2006	$682			$203	$885
Restructuring and asset impairment charges accrued for the Martinsville, Va. facility	2,318		$655		2,973
Non-cash charges			(655)		(655)
Cash payments	(17)			(3)	(20)

Balance at January 28, 2007	$2,983	$		$200	$3,183

On January 17, 2007, the Company announced that it plans to close its last domestic wood manufacturing facility, located in Martinsville, Va., by the end of March 2007. The Company recorded asset impairment charges of $4.2 million in November 2006 to write down the real and personal property at the facility to its estimated fair market value.

During the 2007 two-month transition period, the Company recorded aggregate restructuring and asset impairment charges of $3.0 million ($1.8 million after tax or $0.15 per share) principally for severance and related benefits for approximately 280 hourly and salaried employees who will be terminated ($2.3 million) and additional asset impairment charges for the expected costs to sell the facility ($655,000).

Additionally, in January 2007 the Company reclassified the Martinsville facility assets to “assets held for sale.” The Company is actively marketing these assets and anticipates they will be sold within the next twelve months. The Company expects to record an additional $550,000 to $625,000 in disassembly and similar expenses as incurred.

7.	Other Comprehensive (Loss) Income

	Two Months January 28, 2007	Three Months February 28, 2006
Net (loss) income	$(18,415)	$3,560

Gain on interest rate swaps	56	61
Portion of swap agreement’s fair value reclassified to interest expense	9	45

Other comprehensive income before tax	65	106
Income tax expense	(25)	(41)

Other comprehensive income, net of tax	40	65

Comprehensive (loss) income	$(18,375)	$3,625

8.	Employee Stock Ownership Plan (“ESOP”) Cost

	Two Months January 28, 2007	Three Months February 28, 2006
Average fair market value per share	$15.24	$16.15
Number of shares committed to be released (in whole shares)		39,397

Non-cash ESOP cost		$636
Administrative cost	$11	18

Total ESOP cost	$11	$654

On January 26, 2007, the Company terminated its ESOP. The termination resulted in an $18.4 million, non-cash, non-tax deductible charge to earnings in January 2007 with a corresponding increase in shareholders’ equity. As a result of the ESOP termination, approximately 1.2 million shares of previously unallocated shares of Company common stock held by the ESOP will be allocated to eligible employees, resulting in the $18.4 million charge to earnings. To effect the termination of the ESOP, the Company redeemed and retired approximately 1.2 million of the shares of Company common stock held by the ESOP, with proceeds to the ESOP of $17.2 million (or $15.01 per share). The ESOP used the proceeds to repay the outstanding balance on the ESOP loan. In connection with the ESOP termination, the Company wrote-off the related deferred tax asset in the amount of $855,000.

9.	Share-Based Compensation

The Company issued restricted stock awards to non-employee members of the board of directors in January 2006 and 2007 and expects to issue restricted stock or other forms of stock-based compensation awards to eligible directors and employees in the future under the Hooker Furniture Corporation 2005 Stock Incentive Plan (“Stock Plan”).

The Stock Plan permits incentive awards of restricted stock, restricted stock units, stock appreciation rights and performance grants to key employees and non-employee directors. A maximum of 750,000 shares of the Company’s common stock was approved for issuance under the Stock Plan. On January 15, 2007, a total of 4,875 shares of restricted common stock were granted to the five non-employee members of the board of directors at a grant-date fair value of $15.23 per share. On January 16, 2006, a total of 4,851 shares of restricted common stock were granted to the six non-employee members of the board of directors at a grant-date fair value of $15.31 per share. These shares will vest if each director remains on the board through a 36-month service period or may vest earlier in accordance with terms specified in the Stock Plan. During 2006, 784 shares were forfeited and 147 shares vested.

The Company accounts for these awards as “non-vested equity shares.” These shares have an aggregate grant-date fair value of approximately $137,000, after taking forfeitures into account. Through January 28, 2007, the Company has recognized non-cash compensation expense of approximately $26,000 related to these non-vested awards. The remaining $111,000 of grant-date fair value will be recognized over the remaining vesting periods for these awards.

Shares awarded under the Stock Plan that have not yet vested are considered when computing diluted earnings per share. Basic and diluted earnings per share are calculated using the following share data:

	Two Months January 28, 2007	Three Months February 28, 2006
Weighted average shares outstanding for basic earnings per share	12,113	11,888
Dilutive effect of restricted stock awards		2

Weighted average shares outstanding for diluted earnings per share	12,113	11,890

10.	Subsequent Events

On February 13, 2007, the Company announced it signed a letter of intent to purchase Sam Moore Furniture, a Bedford, Va. based manufacturer of upscale occasional chairs with an emphasis on fabric-to-frame customization, from La-Z-Boy Incorporated. The transaction is expected to close some time during the second quarter of the 2007 calendar year, subject to, among other things, completion of due diligence and negotiation of a definitive acquisition agreement.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company’s results of operations for the two-month transition period ended January 28, 2007 reflect the Company’s most recent steps in its transformation into a home furnishings design, marketing and logistics company with world-wide sourcing capabilities. This process is now largely complete with the planned closing of the Company’s last domestic wood furniture plant, which will enable the Company to concentrate on imported wood and imported and domestically produced upholstered home furnishings, and the elimination of the ESOP to better align employee benefits and costs with the Company’s reduced employee headcount.

On August 29, 2006, the Company approved a change in its fiscal year. After the fiscal year that ended November 30, 2006, the Company’s fiscal years will end on the Sunday nearest to January 31. The financial statements filed as part of this transition report on Form 10-Q cover the transition period that began December 1, 2006 and ended January 28, 2007. This transition report discusses the Company’s results of operations and financial condition for the two-month transition period compared to the first quarter ended February 28, 2006 (three months). Consequently, management’s discussion of results of operations focuses on daily average sales rates and profitability performance as a percentage of net sales. The Company did not recast the financial statements for the two-month period ended January 28, 2006 because the financial reporting processes in place at that time included certain procedures that were completed only on a quarterly basis. Consequently, to recast this period would have been impractical and would not have been cost-justified.

Overview

Following are the principal factors that impacted the Company’s results of operations during the 2007 two-month transition period ending January 28, 2007:

•

Based on actual shipping days in each period, average daily net sales declined 5.8% during the 39-day 2007 transition period compared to the 42 day operating period from December 1, 2005 through January 31, 2006 and 8.6% from the 62 day 2006 first quarter. The decline in daily shipments mirrors the year-over-year decline in incoming order rates the Company has experienced since the 2006 third quarter resulting from the industry-wide slow down in business at retail.

•

Average daily net sales increased for imported wood, metal and upholstered furniture. This increase was more than offset by continued declines in average daily net sales for domestically manufactured wood furniture and a moderate decline in average daily net sales for domestically produced upholstered furniture.

•

Gross profit margin improved to 27.8% of net sales for the 2007 two-month transition period compared to 26.9% in the 2006 first quarter principally due to an increase in the proportion of net sales from higher margin imported wood, metal and upholstered furniture. This improvement was partially offset by declines in gross profit for domestically produced wood and upholstered furniture attributed to lower production levels.

•

Selling and administrative expenses decreased to 19.3% as a percentage of net sales in the 2007 two-month transition period from 19.9% in the 2006 first quarter, principally due to lower port storage and temporary warehousing costs for imported wood furniture.

•	The Company recorded an $18.4 million non-cash, non-tax deductible charge related to the termination of the Company’s ESOP.

•

The Company recorded $3.0 million in restructuring charges, principally for severance and termination benefits ($2.3 million) related to the planned closing of the Company’s last domestic wood manufacturing facility, located in Martinsville, Va., and additional asset impairment charges for the expected costs to sell the facility ($655,000).

Results of Operations

The following table sets forth the percentage relationship to net sales of certain items included in the consolidated statements of operations.

	Two Months January 28, 2007	Three Months February 28, 2006
Net sales	100.0%	100.0%
Cost of sales	72.2%	73.1%
Gross profit	27.8%	26.9%
Selling and administrative expenses	19.3%	19.9%
ESOP termination compensation charge	37.6%
Restructuring and related asset impairment charges	6.1%	0.2%
Operating (loss) income	(35.1)%	6.8%
Other income, net	0.6%	0.3%
(Loss) income before interest and income taxes	(34.5)%	7.1%
Interest expense	0.4%	0.3%
(Loss) income before income taxes	(34.9)%	6.8%
Income taxes	2.7%	2.6%
Net (loss) income	(37.5)%	4.2%

Net sales for the two-month transition period ended January 28, 2007 were $49.1 million and were $85.3 million for the 2006 three-month period. Based on actual shipping days in each period, average daily net sales declined 5.8% to $1,258,000 per day during the 39 day 2007 transition period compared to $1,335,400 per day during the 42 day operating period from December 1, 2005 through January 31, 2006 and 8.6% from $1,376,400 per day during the 62 day 2006 first quarter.

Net sales rates (i.e. average daily net sales) increased for imported wood, metal and upholstered furniture for the 2007 transition period compared to the 2006 first quarter, principally due to slightly higher unit volume. This increase was offset by a continued decline in net sales rates for domestically manufactured wood furniture and a moderate decline in net sales rates for domestically produced upholstered furniture.

Overall average selling prices decreased slightly for wood, metal and upholstered furniture during the 2007 two-month transition period compared with the 2006 first quarter principally due to higher sales discounting offered on overstocked and discontinued domestically produced wood furniture products, as well as a minimal decline in domestic upholstered furniture selling prices, partially offset by increases in imported wood and upholstered average selling prices. Average number of units sold per day declined during the 2007 two-month transition period compared to the 2006 first quarter. Average per-day unit sales for imported wood and metal and upholstered furniture increased slightly, while daily per unit sales for upholstered furniture declined moderately and domestic wood and metal furniture per-day unit sales declined sharply.

Gross profit margin increased to 27.8% of net sales in the 2007 two-month transition period compared to 26.9% in the 2006 first quarter. This improvement was the result of an increase in the gross profit margin for wood and metal furniture, partially offset by a decline in the gross profit margin for upholstered furniture. The increase in gross profit margin on wood and metal furniture was principally due to an increased proportion of sales of imported wood, metal and upholstered furniture and was partially offset by a significantly lower gross profit margin on domestically produced wood furniture. Gross profit margin on domestically produced wood furniture suffered as production costs as a percentage of net sales increased in the 2007 two-month transition period compared to the 2006 first quarter, principally due to lower production levels.

Bradington-Young’s gross profit margin decline for the 2007 two-month transition period versus the 2006 first quarter was principally due to lower production levels.

Selling and administrative expenses, as a percentage of net sales, decreased to 19.3% in the 2007 two-month transition period from 19.9% in the 2006 first quarter principally due to lower port storage and temporary warehousing costs for imported wood furniture purchases.

On January 29, 2007, the Company announced that it had terminated its ESOP, effective January 26, 2007. The termination resulted in an $18.4 million, non-cash, non-tax deductible charge to earnings in January 2007 with an offsetting increase in shareholders’ equity. As a result of the ESOP termination, approximately 1.2 million shares of previously unallocated shares of Company common stock held by the ESOP will be allocated to eligible employees, resulting in the $18.4 million charge to operating income. To effect the termination of the ESOP, the Company redeemed and retired approximately 1.2 million of the shares of Company common stock held by the ESOP, with proceeds to the ESOP of $17.2 million (or $15.01 per share). The ESOP used the proceeds to repay the outstanding balance on the ESOP loan. The Company expects that elimination of the ESOP compensation expense will yield significant annual cost savings going forward. Annual ESOP compensation expense had averaged $3.4 million for 2004 through 2006, and the Company believes that annual compensation expense for 2007 and beyond could have been substantially higher.

Through November 30, 2006, the Company recorded non-cash ESOP cost for the number of shares that it committed to release to eligible employees at the average closing market price of the Company’s common stock during the period. During the 2007 two-month transition period, except for the effect of the ESOP termination discussed above, no shares were committed to be released. As a result, no non-cash ESOP cost was recorded during the 2007 two-month transition period. The Company recorded $636,000 in non-cash ESOP cost during the 2006 first quarter based on its commitment to release 39,397 shares, having an average closing market price of $16.15 per share. The cost of the plan was allocated to cost of goods sold and selling and administrative expenses based on employee compensation.

During the 2007 two-month transition period, the Company recorded aggregate restructuring and asset impairment charges of $3.0 million ($1.8 million after tax or $0.15 per share), principally for severance and related benefits for approximately 280 hourly and salaried employees who will be terminated ($2.3 million) and additional asset impairment charges for the expected costs to sell the facility ($655,000)

The Company is actively marketing the Martinsville facility real and personal property and anticipates that it will be sold within the next twelve months. The Company expects to record $550,000 to $625,000 of additional restructuring charges as incurred in connection with the sale of the Martinsville real property.

In the 2006 first quarter, the Company recorded restructuring charges of $188,000 ($117,000 after tax or $0.01 per share) to prepare the Pleasant Garden, N.C. manufacturing facility for sale ($141,000) and for additional asset impairment ($47,000) related to the closing of this facility.

Principally due to the ESOP termination and restructuring and asset impairment charges, the Company incurred an operating loss for the 2007 two-month transition period of $17.2 million, or 35.1% of net sales, compared to operating income of $5.8 million, or 6.8% of net sales in the 2006 first quarter.

Excluding the effect of the ESOP termination and restructuring and asset impairment charges, operating profitability as a percentage of net sales during the transition period improved when compared to the three month first quarter of fiscal 2006. The following table reconciles operating results as a percentage of net sales (“operating margin”) to operating margin excluding ESOP termination charges and restructuring and asset impairment charges (“restructuring charges”) for each period:

	Two Months Ended January 28, 2007	Three Months Ended February 28, 2006

Operating (loss) income margin, including ESOP termination and restructuring charges	(35.1)%	6.8%
ESOP termination charges as percentage of net sales	37.6
Restructuring charges as a percentage of net sales	6.1	0.2

Operating margin, excluding ESOP termination and restructuring charges	8.6%	7.0%

The operating margin excluding the impact of ESOP termination and restructuring charges is a “non-GAAP” financial measure. The Company provides this information because management believes it is useful to investors in evaluating the Company’s ongoing operations.

Other income, net increased 24.0%, or $58,000, to $302,000 in the 2007 two-month transition period from $244,000 in the 2006 first quarter. Other income, net increased to 0.6% of net sales in the 2007 two-month transition period from 0.3% of net sales in the 2006 first quarter, principally as a result of increased interest income earned on higher cash and cash equivalent balances.

Interest expense decreased $58,000 to $173,000, or 0.4% of net sales during the 2007 two-month transition period from $231,000, or 0.3% of net sales in the 2006 first quarter. The decrease was due to one less month of interest expense in the 2007 two-month transition period compared to the three-month 2006 first quarter. Interest expense also includes the amortization of a $3.0 million payment made in 2003 to terminate an interest rate swap agreement related to the Company’s term loan. Amortization of this payment increased interest expense by $46,000 in the 2007 two month transition period and $87,000 in the 2006 first quarter, effectively resulting in a fixed interest rate of 7.4% on the Company’s term loan.

The Company recorded income tax expense of $1.3 million for the 2007 two-month transition period and $2.2 million for the 2006 first quarter. Despite the net loss for the 2007 transition period, the Company incurred income tax expense in the transition period because the $18.4 million non-cash ESOP termination charge is not tax deductible. In connection with the ESOP termination, the Company wrote-off the related deferred tax asset in the amount of $855,000.

The Company incurred a net loss of $18.4 million, or $1.52 per share, for the 2007 two-month transition period and net income of $3.6 million, or $0.30 per share, in the 2006 first quarter.

Outlook

The Company continued to experience year-over-year declines in incoming orders during December 2006 and January 2007 and expects retail conditions to remain challenging at least through the first half of 2007. However, financial performance should continue to improve even in the face of weak business because of the cost-cutting measures the Company has implemented and the continued progress in its supply chain management and warehousing and distribution operations.

Financial Condition, Liquidity and Capital Resources

Balance Sheet and Working Capital

As of January 28, 2007 assets totaled $202.5 million, increasing from $201.3 million at November 30, 2006, primarily due to an increase in cash and cash equivalents, assets held for sale and other assets, offset by decreases in accounts receivable, inventories, property, plant and equipment and prepaid expenses and other current assets. Shareholders’ equity at January 28, 2007 was $162.3 million, compared to $162.5 million at November 30, 2006. The Company’s long-term debt, including current maturities decreased to $10.4 million at January 28, 2007 from $11.0 million at November 30, 2006 as a result of scheduled debt repayments.

Working capital increased $3.2 million or 2.6%, to $127.2 million as of January 28, 2007, from $124.0 million at the end of fiscal 2006, reflecting a $4.6 million increase in current assets, partially offset by a $1.4 million increase in current liabilities. The increase in current assets is principally due to increases of $15.2 million in cash and cash equivalents and $3.5 million in assets held for sale, offset by decreases of $7.7 million in accounts receivable, $5.3 million in inventories and $1.1 million in prepaid expenses and other current assets. The increase in current liabilities is principally attributed to increases of $1.8 million in other accrued expenses, $729,000 in accrued salaries, wages and benefits and $46,000 in current maturities of long-term debt, offset by a decrease of $1.2 million in accounts payable. Inventories decreased 7.8%, to $62.8 million as of January 28, 2007, from $68.1 million at November 30, 2006, principally due to a decline in purchases of imported wood and upholstery finished goods inventories, resulting from a continued refinement in supply chain initiatives. Trade accounts payable decreased to $10.1 million as of January 28, 2007, from $11.3 million at November 30, 2006, principally attributed to timing differences in payments for imported furniture purchases.

Cash Flows – Operating, Investing and Financing Activities

During the two-month transition period ended January 28, 2007, cash generated from operations ($16.2 million) and proceeds from the sale of property, plant and equipment ($22,000) funded a net increase in cash and cash equivalents ($15.2 million), payments on long-term debt ($597,000), and the purchase of property, plant and equipment ($419,000).

During the three months ended February 28, 2006, cash generated from operations ($11.6 million) and proceeds from the sale of property, plant and equipment ($893,000), funded a net increase in cash and cash equivalents ($10.5 million), cash dividends ($832,000), payments on long-term debt ($556,000), and the purchase of property, plant and equipment ($552,000).

Cash generated from operations during the 2007 two-month transition period of $16.2 million increased 39.9%, or $4.6 million from $11.6 million in the 2006 first quarter. The increase was due to lower payments made to suppliers and employees and reduced interest payments, offset by a decrease in cash received from customers and increased income tax payments. Payments to suppliers and employees and cash received from customers reflect two months of activity and lower employee headcount in the 2007 transition period compared to the three month 2006 first quarter. Interest payments declined $129,000 as a result of the shorter transition period and lower outstanding debt levels compared to the prior year.

The Company used cash of $397,000 from investing activities during the 2007 transition period compared to generating cash of $341,000 from investing activities during the 2006 first quarter. The company invested $419,000 in the 2007 transition period for the purchase of equipment and other assets to maintain and enhance the Company’s business operating systems and facilities, compared to $552,000 during the 2006 first quarter. The investments were offset by proceeds of $22,000 received from the sale property, plant and equipment in the 2007 two-month transition period compared to $893,000 received during the 2006 first quarter. The amount received in the 2006 first quarter was from the sale of substantially all of the machinery and equipment from the Pleasant Garden, N.C. wood furniture plant and related Martinsville, Va. plywood supply plant for an aggregate consideration of $893,000, net of selling expenses.

The Company used $597,000 of cash for financing activities during the 2007 two-month transition period compared to $1.4 million in the 2006 first quarter. During the 2007 transition period, the Company made a scheduled principal repayment of $597,000 on the Company’s term loan. In the 2006 first quarter, the Company paid cash dividends of $832,000 and made a scheduled principal repayment of $556,000 on its term loan.

Swap Agreements

The aggregate fair market value of the Company’s interest rate swap agreement decreases when interest rates decline and increases when interest rates rise. While interest rates have increased since the 2003 second quarter through the 2007 two-month transition period ended January, 28, 2007, overall, interest rates have declined since the inception of the Company’s swap agreement. The aggregate decrease in the fair market value of the effective portion of this agreement of $69,000 ($111,000 pre-tax) as of January 28, 2007, and $109,000 ($175,000 pre-tax) as of November 30, 2006, is reflected under the caption “accumulated other comprehensive loss” in the consolidated balance sheets. Approximately $46,000 of the aggregate pre-tax decrease in fair market value of the agreement is expected to be reclassified into interest expense during the next twelve months.

Debt Covenant Compliance

The credit agreement for the Company’s revolving credit facility and outstanding term loan contains, among other requirements, financial covenants as to minimum tangible net worth, debt service coverage; the ratio of funded debt to earnings before interest; taxes, depreciation, amortization, and maximum capital expenditures. The Company was in compliance with these covenants as of January 28, 2007.

Liquidity and Capital Expenditures

As of January 28, 2007, the Company had an aggregate $13.7 million available under its revolving credit facility to fund working capital needs. A standby letter of credit in the amount of $1.3 million, used exclusively to collateralize certain insurance arrangements, was outstanding under the Company’s revolving credit facility as of January 28, 2007. There were no additional borrowings outstanding under the revolving credit line on January 28, 2007. Any principal outstanding under the credit line is due March 1, 2008.

On February 13, 2007, the Company announced it signed a letter of intent to purchase Sam Moore Furniture, a Bedford, Va. based manufacturer of upscale occasional chairs with an emphasis on fabric-to-frame customization, from La-Z-Boy Incorporated. The transaction is expected to close some time during the second quarter of the 2007 calendar year, subject to, among other things, completion of due diligence and negotiation of a definitive acquisition agreement.

The Company believes it has the financial resources (including available cash and cash equivalents, expected cash flow from operations, and lines of credit) needed to meet business requirements for the foreseeable future, including the Sam Moore acquisition, capital expenditures, working capital, dividends on the Company’s common stock, repurchases of common stock under the Company’s stock repurchase program and repayments of outstanding debt. Cash flow from operations is highly dependent on incoming order rates and the Company’s operating performance. The Company plans to spend $2.5 to $3.5 million in capital expenditures during fiscal year 2008, which began January 29, 2007, to maintain and enhance its operating systems and facilities.

During the 2007 two-month transition period, the Company reduced outstanding long-term debt, including current maturities by $597,000, through scheduled debt payments.

Dividends

At its February 7, 2007 meeting, the board of directors of the Company increased the quarterly cash dividend by $0.02 to $0.10 per share. The dividend was paid on February 28, 2007, to shareholders of record February 19, 2007.

Forward-Looking Statements

Certain statements made in this report, including certain statements under Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, are not historical facts, but are forward-looking statements. These statements reflect the Company’s reasonable judgment and outlook with respect to future events and can be identified by the use of forward-looking terminology such as “believes,” “expects,” “projects,” “may,” “will,” “should,” “would,” or “anticipates,” or the negative thereof, or other variations thereon, or comparable terminology, or by discussions of strategy. These statements are subject to risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements, including but not limited to:

•	price competition in the furniture industry;

•	adverse political acts or developments in, or affecting, the international markets from which the Company imports products, including duties or tariffs imposed on products imported by the Company;

•	changes in domestic and international monetary policies and fluctuations in foreign currency exchange rates affecting the price of the Company’s imported products;

•	achieving and managing growth and change, and the risks associated with acquisitions, restructurings, strategic alliances and international operations;

•	general economic or business conditions, both domestically and internationally;

•	supply, transportation and distribution disruptions, particularly those affecting imported products;

•	the cyclical nature of the furniture industry;

•	competition from non-traditional outlets, such as catalogs, internet and home improvement centers.

•	risks associated with the cost of imported goods, including fluctuation in the prices of purchased finished goods and transportation and warehousing costs;

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

The Company’s obligations under its line of credit and term loan bear interest at variable rates. The outstanding balance under the Company’s term loan amounted to $10.4 million as of January 28, 2007. The Company has entered into an interest rate swap agreement that, in effect, fixes the rate of interest on its term loan at 4.1% through 2010. The notional principal value of the swap agreement is substantially equal to the outstanding principal balance of the term loan. A fluctuation in market interest rates of one percentage point (or 100 basis points) would not have a material impact on the Company’s results of operations or financial condition.

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

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, under the supervision of and with the participation of the Company’s principal executive officer and principal financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the Company’s two-month transition period ended January 28, 2007.

As disclosed in the Company’s annual report on Form 10-K, in connection with management’s assessment of the Company’s internal control over financial reporting as of November 30, 2006, management identified a material weakness in the Company’s internal control over financial reporting related to the Company’s selection, monitoring and review of assumptions and factors affecting the income tax treatment of the Company’s Employee Stock Ownership Plan (“ESOP”).

In addition, after financial statements had been prepared for the transition period, an error was discovered in the treatment of a deferred tax asset related to the ESOP, which was terminated during the transition period. The Company had failed to write off the deferred tax asset, which would not be realized as a result of the ESOP termination. Since the error was discovered before the filing of this report, management believes the financial statements and related disclosures included in this report are correctly stated.

As a result of the previously identified material weakness and this error, as well as the Company’s failure to timely file this transition report on Form 10-Q with the SEC, management concluded that the Company’s disclosure controls and procedures were not effective as of January 28, 2007.

Changes in Internal Controls

There have been no changes in the Company’s internal control over financial reporting for the Company’s two-month transition period ended January 28, 2007, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

On January 26, 2007, the Company terminated its ESOP effective January 26, 2007. Therefore, other than steps taken to correct the financial statement presentation regarding the income tax accounting for the ESOP in the unaudited consolidated financial statements for the 2007 two-month transition period, no changes to the Company’s internal control over financial reporting were required to remedy the material weakness or error discussed above since the need for the control requirement has been eliminated.

PART II. OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On February 7, 2007, the Company announced that its Board of Directors had authorized up to $20 million to repurchase the Company’s common stock. There is no expiration date for this authorization, but the Company expects the purchases to be completed by the end of 2007. Repurchases may be made from time to time in the open market, or in privately negotiated transactions at prevailing market prices that the Company deems appropriate. The Company has entered a trading plan under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) for effecting some or all of the purchases by the Company under this repurchase authorization. The Company can terminate this plan at any time. Based on the market value of the common stock as of March 14, 2007, the authorization would allow the Company to repurchase approximately 1.0 million shares, or 7.7%, of the 13.3 million shares outstanding, or 9.3% of the Company’s outstanding shares excluding the 2.2 million shares held by the ESOP. No shares of common stock were repurchased by or on behalf of the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) during the 2007 two-month transition period.

Item 6.	Exhibits

3.1	Amended and Restated Articles of Incorporation of the Company, as amended March 28, 2003 (incorporated by reference to Exhibit 3.1 of the Company’s Form 10-Q (SEC File No. 000-25349) for the quarter ended February 28, 2003)

3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Form 10-Q (SEC File No. 000-25349) for the quarter ended August 31, 2006)

4.1	Amended and Restated Articles of Incorporation of the Company (See Exhibit 3.1)

4.2	Amended and Restated Bylaws of the Company (See Exhibit 3.2)

10.1	Form of Outside Director Restricted Stock Agreement (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K (SEC File No. 000-25349) filed January 17, 2006)

31.1*	Rule 13a-14(a) Certification of the Company’s principal executive officer

31.2*	Rule 13a-14(a) Certification of the Company’s principal financial officer

32.1*	Rule 13a-14(b) Certification of the Company’s principal executive officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Rule 13a-14(b) Certification of the Company’s principal financial officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOOKER FURNITURE CORPORATION

Date: March 16, 2007	By:	/s/ R. Gary Armbrister
R. Gary Armbrister
Chief Accounting Officer
(Principal Accounting Officer)

Exhibit Index

Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation of the Company, as amended March 28, 2003 (incorporated by reference to Exhibit 3.1 of the Company’s Form 10-Q (SEC File No. 000-25349) for the quarter ended February 28, 2003)

3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Form 10-Q (SEC File No. 000-25349) for the quarter ended August 31, 2006)

4.1	Amended and Restated Articles of Incorporation of the Company (See Exhibit 3.1)

4.2	Amended and Restated Bylaws of the Company (See Exhibit 3.2)

10.1	Form of Outside Director Restricted Stock Agreement (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K (SEC File No. 000-25349) filed January 17, 2006

31.1*	Rule 13a-14(a) Certification of the Company’s principal executive officer

31.2*	Rule 13a-14(a) Certification of the Company’s principal financial officer

32.1*	Rule 13a-14(b) Certification of the Company’s principal executive officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Rule 13a-14(b) Certification of the Company’s principal financial officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith