Form 10-Q
period 2007-04-29
HOOKER FURNITURE CORP
filed 2007-06-08
CIK 1077688

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended April 29, 2007

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

Large accelerated Filer  ☐    Accelerated Filer  ☒    Non-accelerated Filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of May 31, 2007.

Common stock, no par value	12,653,546
(Class of common stock)	(Number of shares)

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

HOOKER FURNITURE CORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATED BALANCE SHEETS

(In thousands, including share data)

	April 29, 2007	November 30, 2006
Assets
Current assets
Cash and cash equivalents	$46,687	$31,864
Trade accounts receivable, less allowance for doubtful accounts of $1,585 and $1,807 on each date	39,180	45,444
Inventories	54,591	68,139
Prepaid expenses and other current assets	3,095	4,357
Assets held for sale	3,396

Total current assets	146,949	149,804
Property, plant and equipment, net	27,970	29,215
Goodwill	2,396	2,396
Intangible assets	4,804	4,415
Cash surrender value of life insurance policies	11,833	11,458
Other assets	4,653	4,011

Total assets	$198,605	$201,299

Liabilities and Shareholders’ Equity
Current liabilities
Trade accounts payable	$11,958	$11,251
Accrued salaries, wages and benefits	6,556	6,189
Other accrued expenses	6,820	5,879
Current maturities of long-term debt	2,549	2,457

Total current liabilities	27,883	25,776
Long-term debt, excluding current maturities	7,257	8,555
Deferred compensation	4,416	3,924
Other long-term liabilities	1,041	508

Total liabilities	40,597	38,763

Shareholders’ equity
Common stock, no par value, 20,000 shares authorized, 12,921 and 14,429 shares issued and outstanding on each date	20,300	11,154
Unearned ESOP shares, 2,377 shares on November 30, 2006		(14,835)
Retained earnings	137,788	166,326
Accumulated other comprehensive loss	(80)	(109)

Total shareholders’ equity	158,008	162,536

Total liabilities and shareholders’ equity	$198,605	$201,299

The accompanying notes are an integral part of the unaudited consolidated financial statements.

HOOKER FURNITURE CORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Thirteen Weeks Ended April 29, 2007	Three Months Ended May 31, 2006
Net sales	$77,294	$90,694
Cost of sales	55,216	63,888

Gross profit	22,078	26,806
Selling and administrative expenses	16,001	17,326
Restructuring and asset impairment (credit) charge	(129)	120

Operating income	6,206	9,360
Other income, net	533	123

Income before income taxes	6,739	9,483
Income taxes	2,453	3,651

Net income	$4,286	$5,832

Earnings per share:
Basic	$0.33	$0.49

Diluted	$0.33	$0.49

Weighted average shares outstanding:
Basic	13,172	11,928

Diluted	13,173	11,928

The accompanying notes are an integral part of the unaudited consolidated financial statements.

HOOKER FURNITURE CORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Thirteen Weeks Ended April 29, 2007	Three Months Ended May 31, 2006
Cash flows from operating activities
Cash received from customers	$79,493	$90,277
Cash paid to suppliers and employees	(56,173)	(97,796)
Income taxes paid, net	(4,098)	(3,789)
Interest received, net	387	120

Net cash provided by (used in) operating activities	19,609	(11,188)

Cash flows from investing activities
Purchase of property, plant and equipment	(730)	(1,778)
Acquisition of Sam Moore Furniture, net of cash acquired		(10,168)
Proceeds from the sale of property and equipment	88	222

Net cash used in investing activities	(10,810)	(1,556)

Cash flows from financing activities
Purchases and retirement of common stock	(7,261)
Cash dividends paid	(1,327)	(952)
Payments on long-term debt	(609)	(565)

Net cash used in financing activities	(9,197)	(1,517)

Net decrease in cash and cash equivalents	(398)	(14,261)
Cash and cash equivalents at beginning of period	47,085	26,910

Cash and cash equivalents at end of period	$46,687	$12,649

Reconciliation of net income to net cash provided by (used in) operating activities
Net income	$4,286	$5,832
Depreciation and amortization	705	1,191
Non-cash ESOP cost		813
Non-cash restricted stock awards	11	5
Restructuring and asset impairment (credit) charge	(129)	120
Loss on disposal of property	9	2
Provision for doubtful accounts	349	207
Deferred income tax expense	777	249
Changes in assets and liabilities, net of effect from acquisition:
Trade accounts receivable	1,868	(757)
Inventories	12,991	(18,556)
Prepaid expenses and other assets	(343)	(400)
Trade accounts payable	996	(1,391)
Accrued salaries, wages and benefits	(653)	1,107
Accrued income taxes	(2,421)	(386)
Other accrued expenses	992	498
Other long-term liabilities	171	278

Net cash provided by (used in) operating activities	$19,609	$(11,188)

The accompanying notes are an integral part of the unaudited consolidated financial statements.

HOOKER FURNITURE CORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands, except per share data)

For the quarter ended April 29, 2007

	Common Stock		Unearned ESOP and Restricted Shares		Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Amount
Balance at November 30, 2006	14,429	$11,154		$(14,835)	$166,326	$(109)	$162,536

Net loss					(18,415)		(18,415)
Unrealized gain on interest rate swap						40	40

Total comprehensive loss							(18,375)

Restricted stock grants	5
Restricted stock compensation cost		8					8
ESOP termination	(1,165)	9,678		14,835	(6,372)		18,141

Balance at January 28, 2007	13,269	20,840			141,539	(69)	162,310

Net income					4,286		4,286
Unrealized loss on interest rate swap						(11)	(11)
Total comprehensive income							4,275
Cash dividends ($0.10 per share)					(1,327)		(1,327)
Restricted stock compensation cost						11	11
Repurchases of common stock	(348)	(551)			(6,710)		(7,261)

Balance at April 29, 2007	12,921	$20,300	$		$137,788	$(80)	$158,008

The accompanying notes are an integral part of the unaudited consolidated financial statements.

HOOKER FURNITURE CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar and share amounts in tables, except per share amounts, in thousands unless otherwise indicated)

For the Quarterly Period Ended April 29, 2007

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

On August 29, 2006, the Company approved a change in its fiscal year. After the fiscal year that ended November 30, 2006, the Company’s fiscal years will end on the Sunday nearest to January 31. The Company completed a two-month transition period that began December 1, 2006 and ended January 28, 2007 and filed a transition report on Form 10-Q for that period in March 2007. The financial statements contained herein are being filed as part of a quarterly report on Form 10-Q covering the thirteen-week period that began January 29, 2007 and ended April 29, 2007. These financial statements also include the three-month period ended May 31, 2006. The Company did not recast the financial statements for the three-month period ended April 30, 2006 because the financial reporting processes in place at that time included certain procedures that were completed only on a quarterly basis, for the fiscal year 2006 second quarter that ended on May 31, 2006. Consequently, to recast that period would have been impractical and would not have been cost-justified.

References to the 2008 fiscal year and comparable terminology in the notes to the consolidated financial statements mean the fiscal year that began January 29, 2007 and will end February 3, 2008. Certain items in the consolidated financial statements and the notes to the consolidated financial statements for the periods prior to the fiscal year 2008 have been reclassified to conform to the fiscal year 2008 method of presentation.

2.	Inventories

	April 29, 2007	November 30, 2006
Finished furniture	$55,342	$68,396
Furniture in process	1,192	1,629
Materials and supplies	9,222	9,130

Inventories at FIFO	65,756	79,155
Reduction to LIFO basis	11,165	11,016

Inventories	$54,591	$68,139

3.	Property, Plant and Equipment

	April 29 2007	November 30, 2006
Buildings and land improvements	$24,249	$33,523
Machinery and equipment	2,879	20,506
Furniture and fixtures	23,674	24,917
Other	3,146	3,239

Total depreciable property at cost	53,948	82,185
Less accumulated depreciation	30,595	56,675

Total depreciable property, net	23,353	25,510
Land	1,941	1,472
Construction in progress	2,676	2,233

Property, plant and equipment, net	$27,970	$29,215

4.	Goodwill and Intangible Assets

	April 29, 2007	November 30, 2006
Goodwill	$2,396	$2,396

Non-amortizable Intangible Assets
Trademarks and trade names – Bradington-Young	$4,400	$4,400
Trademarks and trade names – Sam Moore	404

Total trademarks and trade names	4,804	4,400

Amortizable Intangible Assets
Non-compete agreements	700	700
Less accumulated amortization	700	685

Net carrying value	—	15

Intangible assets	$4,804	$4,415

5.	Acquisition

On April 28, 2007, the Company completed its acquisition of substantially all of the assets of Bedford, Virginia based Sam Moore Furniture Industries, Inc., a manufacturer of upscale occasional chairs with an emphasis on fabric-to-frame customization in the upper-medium to high-end price niches. The Company plans to continue to operate the business as Sam Moore Furniture LLC. The Company acquired the Sam Moore operation for an aggregate purchase price of $12.1 million, consisting of $9.5 million in cash (net of cash acquired), $1.5 million in assumed liabilities, subject to a post closing net working capital adjustment expected to be approximately $379,000 and acquisition-related fees of $715,000.

Based on the appraised value of the real and personal property and the intangible asset, the Sam Moore trade name, the appraised value exceeded the Company’s cost to acquire the assets of Sam Moore Furniture. This excess over cost, $3.6 million, was allocated as a reduction to the basis of property, plant and equipment and the intangible asset, on a pro-rata basis.

The recorded values of the assets acquired and liabilities assumed:

April 28, 2007
Current assets	$8,589
Property, plant and equipment	3,120
Intangible asset	404

Total assets acquired	12,113

Current liabilities	1,487

Total liabilities assumed	1,487

Net assets acquired	$10,626

6.	Long-Term Debt

	April 29, 2007	November 30, 2006
Term loan	$9,806	$11,012
Less current maturities	2,549	2,457

Long-term debt, less current maturities	$7,257	$8,555

7.	Restructuring and Asset Impairment Charges and Assets Held for Sale

	Severance and Related Benefits	Other	Total
Accrued balance at January 28, 2007	$2,983	$200	$3,183
Restructuring charges reversed	(130)	1	(129)
Cash payments	(1,507)	(13)	(1,520)

Balance at April 29, 2007	$1,346	$188	$1,534

During the fiscal year 2008 first quarter, the Company recorded a credit of $129,000 ($80,000 after tax, or $0.01 per share) principally for previously accrued health care benefits for the Pleasant Garden, N.C. facility that will not be paid.

In March 2007 the Company completed the previously announced closing of its last domestic wood furniture manufacturing facility, located in Martinsville, Virginia. The related real and personal property has been reclassified to “assets held for sale.” The Company is actively marketing these assets and anticipates they will be sold within the next twelve months. The Company expects to record an additional $550,000 to $625,000 in disassembly and similar expenses as incurred.

8.	Other Comprehensive Income

	Three Months April 29, 2007	Three Months May 31, 2006
Net income	$4,286	$5,832

(Loss) gain on interest rate swaps	(30)	116
Portion of swap agreement’s fair value reclassified to interest expense	12	28

Other comprehensive (loss) income before tax	(18)	144
Income tax benefit (expense)	7	(54)

Other comprehensive (loss) income, net of tax	(11)	90

Comprehensive income	$4,275	$5,922

9.	Employee Stock Ownership Plan (“ESOP”) Cost

Three Months May 31, 2006
Average fair market value per share	$18.06
Number of shares committed to be released (in whole shares)	44,983

Non-cash ESOP cost	$813
Administrative cost	12

Total ESOP cost	$825

On January 26, 2007, the Company terminated its ESOP. The termination resulted in an $18.4 million, non-cash, non-tax deductible charge to earnings in January 2007 with a corresponding increase in shareholders’ equity. As a result of the ESOP termination, approximately 1.2 million shares of Company common stock held by the ESOP were released to be allocated to eligible employees. To effect the termination of the ESOP, the Company redeemed and retired approximately 1.2 million of the shares of Company common stock held by the ESOP, with proceeds to the ESOP of $17.2 million (or $15.01 per share). The ESOP used the proceeds to repay the outstanding balance on the ESOP loan. In connection with the ESOP termination, the Company wrote-off the related deferred tax asset in the amount of $855,000.

10.	Share-Based Compensation

The Company issued restricted stock awards to non-employee members of the board of directors in January 2006 and 2007 and expects to issue restricted stock or other forms of stock-based compensation awards to eligible directors and employees in the future under the Hooker Furniture Corporation 2005 Stock Incentive Plan (“Stock Plan”).

The Stock Plan permits incentive awards of restricted stock, restricted stock units, stock appreciation rights and performance grants to key employees and non-employee directors. A maximum of 750,000 shares of the Company’s common stock has been reserved for issuance under the Stock Plan. On January 15, 2007, a total of 4,875 shares of restricted common stock were granted to the five non-employee members of the board of directors at a grant-date fair value of $15.23 per share. On January 16, 2006, a total of 4,851 shares of restricted common stock were granted to the six non-employee members of the board of directors at a grant-date fair value of $15.31 per share. These shares will vest if each director remains on the board through a 36-month service period or may vest earlier in accordance with terms specified in the Stock Plan. During 2006, 784 shares were forfeited and 147 shares vested under these restricted stock awards.

The Company accounts for these awards as “non-vested equity shares.” These shares have an aggregate grant-date fair value of approximately $137,000, after taking forfeitures into account. Through April 29, 2007, the Company has recognized non-cash compensation expense of approximately $38,000 related to these non-vested awards. The remaining $99,000 of grant-date fair value will be recognized over the remaining vesting periods for these awards.

Restricted shares awarded under the Stock Plan that have not yet vested are considered when computing diluted earnings per share. Basic and diluted earnings per share are calculated using the following share data:

	Three Months April 29, 2007	Three Months May 31, 2006
Weighted average shares outstanding for basic earnings per share	13,172	11,928
Dilutive effect of restricted stock awards	1

Weighted average shares outstanding for diluted earnings per share	13,173	11,928

11.	Common Stock

On February 7, 2007, the Company announced that its Board of Directors had authorized the repurchase of up to $20 million of the Company’s common stock. There is no expiration date for this authorization, but the Company expects the purchases to be completed by the end of 2007. Repurchases may be made from time-to-time in the open market, or in privately negotiated transactions at prevailing market prices that the Company deems appropriate. The Company has entered into a trading plan under Rule 10b5-1 of the Securities Exchange Act of 1934 for affecting some or all of the purchases by the Company under this repurchase authorization. The Company can terminate this plan at any time. Through April 29, 2007, the Company has repurchased in open market transactions 348,700 shares of Company common stock at a total share cost of approximately $7.2 million, or an average of $20.77 per share under this authorization.

12.	Accounting Pronouncements

On January 29, 2007, the Company adopted Financial Accounting Standards Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures and transition. There was no cumulative effect adjustment on adoption of FIN 48.

The Company had unrecognized tax benefits of $983,000 as of the adoption date of January 29, 2007, the majority of which will represent amounts that, if recognized, would favorably affect the effective income tax rate in any future period. Of the total, the majority of the deductions claimed on previously filed tax returns are expected to be effectively settled in examination within twelve months as of January 29, 2007.

The Company has elected upon adoption of FIN 48 to classify interest or penalties recognized in accordance with FIN 48 as income tax expense. Accrued interest and penalties related to uncertain tax positions were $87,000 as of January 29, 2007.

The statute of limitations for all major jurisdictions has expired for tax periods ending on or before November 30, 2002.

13.	Subsequent Events

In May 2007, a former executive officer, whose life was insured under one of the Company’s corporate owned life insurance policies, passed away. The Company expects to receive $1.0 million in insurance proceeds under the policy and recognize a gain of approximately $500,000, during the fiscal 2008 second quarter.

On June 6, 2007, the Company announced that its Board of Directors had authorized a $10 million increase to the existing stock repurchase authorization.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

On August 29, 2006, the Company approved a change in its fiscal year. After the fiscal year that ended November 30, 2006, the Company’s fiscal years will end on the Sunday nearest to January 31. The Company completed a two-month transition period that began December 1, 2006 and ended January 28, 2007 and filed a transition report on Form 10-Q for that period in March 2007. This quarterly report on Form 10-Q includes the Company’s unaudited consolidated financial statements for the thirteen week period ended April 29, 2007 and discusses the Company’s results of operations and financial condition for the quarter. References in this report to the 2008 fiscal year, comparable terminology mean the Company’s fiscal year that began January 29, 2007 and will end February 3, 2008. The Company did not recast the financial statements for the three-month period ended April 30, 2006 because the financial reporting processes in place at that time included certain procedures that were completed only on a quarterly basis. Consequently, to recast that period would have been impractical and would not have been cost-justified.

Overview

Results of operations for the thirteen weeks ended April 29, 2007 reflect the Company’s transformation into a home furnishings design, marketing and logistics company with world-wide sourcing capabilities. With the closing of the Company’s last domestic wood furniture plant during the fiscal 2008 first quarter, this process is now complete. The Company can now concentrate on imported wood and metal and domestically produced and imported upholstered home furnishings. On April 28, 2007, the Company completed the purchase of Sam Moore Furniture Industries, Inc., a Bedford, Virginia manufacturer of upscale occasional chairs with an emphasis on fabric-to-frame customization.

Because the fiscal 2008 first quarter does not completely correspond to the 2006 second quarter, management’s discussion of results of operations includes information regarding daily average sales rates and profitability performance as a percentage of net sales.

Following are the principal factors that impacted the Company’s results of operations during the quarterly period ended April 29, 2007:

•

Based on actual shipping days in each period, average daily net sales declined 13.4% during the 64-day 2008 fiscal year first quarter compared to the 65-day 2006 second quarter. The decline in average daily net sales mirrors the year-over-year decline in incoming order rates the Company has experienced since the 2006 third quarter resulting from the industry-wide slow down in business at retail.

•

Operating margin during the fiscal 2008 first quarter compared with the fiscal 2006 second quarter was favorably impacted by the elimination of non-cash ESOP cost resulting from the January 2007 termination of that benefit plan and decreases in temporary warehousing and storage costs for imported wood furniture products. However, these cost improvements were not sufficient to offset the larger than expected decline in year-over-year net sales for two primary reasons:

1.	Production costs increased as a percentage of sales for domestically produced wood and upholstered furniture principally due to lower production levels and higher production costs incurred in connection with closing the Martinsville wood furniture manufacturing facility; and

2.	Although selling and administrative expenses declined 7.6% or $1.3 million during the 2008 fiscal first quarter compared with the 2006 second quarter, these expenses increased as a percentage of net sales.

Results of Operations

The following table sets forth the percentage relationship to net sales of certain items included in the consolidated statements of operations.

	Thirteen Weeks April 29, 2007	Three Months May 31, 2006
Net sales	100.0%	100.0%
Cost of sales	71.4%	70.4%
Gross profit	28.6%	29.6%
Selling and administrative expenses	20.7%	19.1%
Restructuring and related asset impairment charges	(0.2)%	0.1%
Operating income	8.0%	10.3%
Other income, net	0.7%	0.1%
Income before income taxes	8.7%	10.5%
Income taxes	3.2%	4.0%
Net income	5.5%	6.4%

Net sales for the fiscal year 2008 first quarter declined to $77.3 million compared to $90.7 million for the 2006 second quarter, principally due to lower unit volumes attributed to the industry-wide slow down in business at retail. Based on actual shipping days in each period, average daily net sales declined 13.4% to $1.2 million per day during the 64 day fiscal 2008 first quarter compared to $1.4 million per day during the 65 day 2006 second quarter.

Net sales rates (i.e. average daily net sales) decreased for imported and domestically produced wood and metal furniture and domestically produced upholstered furniture for the fiscal 2008 first quarter compared to the 2006 second quarter, principally due to lower unit volume sales. Declines in unit volume for wood, metal and domestically produced upholstered furniture were partially offset by a slight increase in net sales rates for imported upholstered furniture.

Overall average selling prices increased slightly during the fiscal 2008 first quarter compared with the 2006 second quarter principally due to higher average selling prices for imported wood, metal and upholstery furniture, offset by a decline in domestic wood furniture average selling prices, principally due to the mix of products shipped and discounting offered on discontinued domestically produced wood furniture products. Average number of units sold per day declined during the fiscal 2008 first quarter compared to the 2006 second quarter. Average units sold per-day for wood, metal and domestic upholstered furniture declined, minimally offset by a slight increase in average units sold per day for imported upholstered furniture.

Gross profit margin decreased to 28.6% of net sales in the fiscal 2008 first quarter compared to 29.6% in the 2006 second quarter. This decline was primarily the result of a sharp decline in gross margin for domestic wood furniture, due to higher production costs resulting from lower production levels, as well as slight gross margin declines in imported wood and metal furniture and domestically produced upholstered furniture, partially offset by an increase in the gross profit margin for imported upholstered furniture. Declines in gross margins on domestically produced wood furniture were also due to aggressive price discounting during the fiscal 2008 first quarter to facilitate the reduction of discontinued domestically produced wood furniture inventory levels.

Selling and administrative expenses declined to $16.0 million for the fiscal 2008 first quarter, compared to $17.3 million for the 2006 second quarter, but as a percentage of net sales, increased to 20.7% from 19.1% principally due to lower net sales.

During the fiscal year 2008 first quarter, the Company recorded a credit of $129,000 ($80,000 after tax, or $0.01 per share) principally for previously accrued healthcare benefits costs for the Pleasant Garden, N.C. facility that will not be paid.

In the 2006 second quarter, the Company recorded $120,000 ($74,000 after tax or $0.01 per share) in restructuring charges related to the planned sale of two showrooms in High Point N.C. formerly operated by Bradington-Young, partially offset by a restructuring credit related to the closing and final sale of its Pleasant Garden, N.C. wood furniture facility. Prior to the Spring 2006 International Home Furnishings Market, the Company moved its Bradington-Young showroom into space near the Company’s wood furniture showroom in High Point, N.C. In connection with the relocation, the Company decided to sell two showrooms formerly operated by Bradington-Young in High Point, N.C. and recorded an asset impairment charge of $140,000 to write-down one of these showrooms to estimated market value less cost to sell.

Principally due to the 14.8% decline in overall net sales of wood, metal and upholstered furniture, the Company had operating income for the fiscal 2008 first quarter of $6.2 million, or 8.0% of net sales, compared to operating income of $9.4 million, or 10.3% of net sales in the 2006 second quarter.

Other income, net increased $410,000, to $533,000, or 0.7% of net sales for the fiscal 2008 first quarter from $123,000, or 0.1% of net sales for the 2006 second quarter. This increase was the result of an increase in interest income due to higher cash and cash equivalent balances and lower interest expense.

The Company recorded income tax expense of $2.5 million for fiscal 2008 first quarter and $3.7 million for the 2006 second quarter. The effective tax rate decreased to 36.4% for the fiscal 2008 first quarter from 38.5% during the 2006 second quarter. The effective rate declined in the fiscal 2008 first quarter principally due to the tax effect of the ESOP. The Company recorded no ESOP compensation cost during the current year period, due to the termination of the ESOP on January 26, 2007.

Fiscal year 2008 first quarter net income was $4.3 million, or $0.33 per share, compared to net income of $5.8 million, or $0.49 per share, in the 2006 second quarter.

Outlook

The Company continued to experience declines in incoming orders during the fiscal 2008 first quarter and expects sluggish retail conditions to continue at least through the summer months. However, financial performance for fiscal 2008 should improve even in the face of weak business due to the implementation of cost-cutting measures and continued progress in managing the Company’s supply chain, warehousing and distribution operations. A number of expenses that occurred in the second half of the previous year are not expected to recur in 2008 including restructuring costs, executive severance costs and costs related to the ESOP. During the fiscal 2008 first quarter, the Company completed the implementation of its new Purchasing and Global Sourcing Management System. This system will facilitate on-line collaboration with vendors and provide more robust and more timely information regarding furniture production and delivery. As a result, the Company expects to experience continued improvement in controlling inventory carrying costs.

Financial Condition, Liquidity and Capital Resources

Balance Sheet and Working Capital

As of April 29, 2007 assets totaled $198.6 million, decreasing from $201.3 million at November 30, 2006, due to decreases in inventories, accounts receivable, property, plant and equipment and prepaid expenses and other current assets, offset by increases in cash and cash equivalents, assets held for sale, other assets, intangible assets and cash surrender value of life insurance policies. Shareholders’ equity at April 29, 2007 declined to $158.0 million, compared to $162.5 million at November 30, 2006, principally due to repurchases of common stock. The Company’s long-term debt, including current maturities decreased to $9.8 million at April 29, 2007 from $11.0 million at November 30, 2006 as a result of scheduled debt repayments.

Working capital decreased $5.0 million or 4.0%, to $119.1 million as of April 29, 2007, from $124.0 million at the end of fiscal 2006, reflecting a $2.9 million decrease in current assets and a $2.1 million increase in current liabilities. The decrease in current assets is principally due to decreases of $13.5 million in inventories, $6.3 million in accounts receivable and $1.3 million in prepaid expenses and other current assets, offset by increases of $14.8 million in cash and cash equivalents and $3.4 million in assets held for sale.

The increase in current liabilities is principally attributed to increases of $ 941,000 in other accrued expenses, $707,000 in accounts payable, $367,000 in accrued salaries, wages and benefits and $92,000 in current maturities of long-term debt. Inventories decreased 19.9%, to $54.6 million as of April 29, 2007, from $68.1 million at November 30, 2006, principally due to (1) a decline in purchases of imported wood and upholstery finished goods inventories, resulting from a continued refinement in supply chain initiatives and (2) declines in manufactured finished goods and work in process, principally due to the Company’s exit from domestic wood manufacturing; offset by (3) an increase in raw materials. The increase in raw materials at April 29, 2007 compared to November 30, 2006 is due to $3.7 million in raw materials inventory recorded at the end of April 2007 in conjunction with the Sam Moore acquisition. Trade accounts payable increased to $12.0 million as of April 29, 2007, from $11.3 million at November 30, 2006, principally due to the assumption of $891,000 of Sam Moore’s trade accounts payable.

Cash Flows – Operating, Investing and Financing Activities

During the quarter ended April 29, 2007, cash generated from operations ($19.6 million), a decrease in cash and cash equivalents ($398,000) and proceeds from the sale of property, plant and equipment ($88,000) funded the acquisition of Sam Moore Furniture ($10.2 million), the purchase and retirement of the Company’s common stock ($7.3 million), payments of cash dividends ($1.3 million), capital expenditures to maintain and enhance the Company’s business operating systems and facilities ($730,000) and payments on long-term debt ($609,000).

During the three months ended May 31, 2006, a decrease in cash and cash equivalents ($14.3 million) and proceeds from the sale of property, plant and equipment ($222,000), principally related to the sale of the Pleasant Garden, N.C. real and personal property and equipment funded a net use of $11.2 million for operations, $1.8 million for the purchase of property plant and equipment, $952,000 for cash dividends and $565,000 for payments on long-term debt.

Cash generated from operations during the fiscal year 2008 first quarter of $19.6 million increased 275.3%, or $30.8 million from $11.2 million used in operations in the 2006 second quarter. The increase was primarily due to lower payments made to suppliers and employees, increased interest income earned on larger cash and cash equivalent balances, and reduced interest payments on debt, offset by a decrease in cash received from customers and an increase in income tax payments. The decline in payments to suppliers and employees in the fiscal 2008 first quarter compared to the 2006 second quarter is due primarily to lower inventory levels and a lower employee headcount. The decline in cash received from customers for the fiscal year 2008 first quarter compared to the 2006 second quarter is principally attributed to lower net sales.

The Company used cash of $10.8 million from investing activities during the fiscal year 2008 first quarter compared to $1.6 million from investing activities during the 2006 second quarter. The Company invested $10.2 million in the fiscal 2008 first quarter, net of cash acquired, for the acquisition of the assets of Sam Moore Furniture and $730,000 for capital expenditures, compared to $1.8 million in capital expenditures during the 2006 second quarter. During the fiscal 2008 first quarter, the Company received $88,000 for the sale of property, plant and equipment compared to $222,000 during the 2006 second quarter.

The Company used $9.2 million of cash for financing activities during the fiscal 2008 first quarter compared to $1.5 million in the 2006 second quarter. During the fiscal year 2008 first quarter, the Company purchased and retired $7.3 million of the Company’s common stock, paid cash dividends of $1.3 million and made a scheduled principal repayment of $609,000 on the Company’s term loan. In the 2006 second quarter, the Company paid cash dividends of $952,000 and made a scheduled principal repayment of $565,000 on its term loan.

Swap Agreements

The aggregate fair market value of the Company’s interest rate swap agreement decreases when interest rates decline and increases when interest rates rise. While interest rates have increased since the 2003 second quarter through the 2008 first quarter that ended April 29, 2007, overall, interest rates have declined since the inception of the Company’s swap agreement. The aggregate decrease in the fair market value of the effective portion of this agreement of $80,000 ($129,000 pre-tax) as of April 29, 2007, and $109,000 ($175,000 pre-tax) as of November 30, 2006, is reflected under the caption “accumulated other comprehensive loss” in the consolidated balance sheets. Approximately $51,000 of the aggregate pre-tax decrease in fair market value of the agreement is expected to be reclassified into interest expense during the next twelve months.

Debt Covenant Compliance

The credit agreement for the Company’s revolving credit facility and outstanding term loan contains, among other requirements, financial covenants as to minimum tangible net worth, debt service coverage, the ratio of funded debt to earnings before interest, taxes, depreciation and amortization and maximum capital expenditures. The Company was in compliance with these covenants as of April 29, 2007.

Liquidity and Capital Expenditures

As of April 29, 2007, the Company had an aggregate $13.7 million available under its revolving credit facility to fund working capital needs. A standby letter of credit in the amount of $1.3 million, used exclusively to collateralize certain insurance arrangements, was outstanding under the Company’s revolving credit facility as of April 29, 2007. There were no additional borrowings outstanding under the revolving credit line on April 29, 2007. Any principal outstanding under the credit line is due March 1, 2008.

The Company believes it has the financial resources (including available cash and cash equivalents, expected cash flow from operations, and lines of credit) needed to meet business requirements for the foreseeable future, including capital expenditures, working capital, dividends on the Company’s common stock, repurchases of common stock under the Company’s stock repurchase program and repayments of outstanding debt. Cash flow from operations is highly dependent on incoming order rates and the Company’s operating performance. The Company plans to spend $2.3 to $3.5 million in capital expenditures during the remainder of fiscal 2008, to maintain and enhance its operating systems and facilities.

During the quarter ended April 27, 2007, the Company reduced outstanding long-term debt, including current maturities by $609,000, through scheduled debt payments.

Dividends

At its March 15, 2007 meeting, the board of directors of the Company approved a quarterly cash dividend of $0.10 per share. The dividend was paid on May 31, 2007, to shareholders of record May 17, 2007.

At its June 6, 2007 meeting, the board of directors of the Company declared a quarterly cash dividend of $0.10 per share, payable on August 31, 2007 to shareholders of record August 15, 2007.

Forward-Looking Statements

Certain statements made in this report, including certain statements under Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, are not historical facts, but are forward-looking statements. These statements reflect the Company’s reasonable judgment and outlook with respect to future events and can be identified by the use of forward-looking terminology such as “believes,” “expects,” “projects,” “may,” “will,” “should,” “would,” “could,” or “anticipates,” or the negative thereof, or other variations thereon, or comparable terminology, or by discussions of strategy. These statements are subject to risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements, including but not limited to:

•	general economic or business conditions, both domestically and internationally;

•	the cyclical nature of the furniture industry;

•	competition from non-traditional outlets, such as catalogs, internet and home improvement centers.

•	price competition in the furniture industry;

•	whether the Company will successfully integrate Sam Moore’s business operations;

•	achieving and managing growth and change, and the risks associated with acquisitions, restructurings, strategic alliances and international operations;

•	adverse political acts or developments in, or affecting, the international markets from which the Company imports products, including duties or tariffs imposed on products imported by the Company;

•	changes in domestic and international monetary policies and fluctuations in foreign currency exchange rates affecting the price of the Company’s imported products;

•	supply, transportation and distribution disruptions, particularly those affecting imported products;

•	risks associated with the cost of imported goods, including fluctuation in the prices of purchased finished goods and transportation and warehousing costs;

•

risks associated with domestic manufacturing operations, including fluctuations in the prices of key raw materials, transportation, and warehousing costs, domestic labor costs and environmental compliance and remediation costs;

•	risks associated with distribution through retailers, such as non-binding dealership arrangements; and

•	capital requirements and costs

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to market risk from changes in interest rates and foreign currency exchange rates, which could impact its results of operations and financial condition. The Company manages its exposure to these risks through its normal operating and financing activities and through the use of interest rate swap agreements with respect to interest rates.

The Company’s obligations under its revolving line of credit and term loan bear interest at variable rates. The outstanding balance under the Company’s term loan, including current maturities amounted to $9.8 million as of April 29, 2007. The Company has entered into an interest rate swap agreement that, in effect, fixes the rate of interest on its term loan at 4.1% through 2010 (7.4% when the effect of a previously terminated swap agreement is taken into account when determining interest expense). The notional principal value of the swap agreement is substantially equal to the outstanding principal balance of the term loan. A fluctuation in market interest rates of one percentage point (or 100 basis points) would not have a material impact on the Company’s results of operations or financial condition. For additional discussion of the Company’s swap agreement see “Swap Agreements” in Management’s Discussion and Analysis in the Company’s annual report on Form 10-K and this quarterly report.

For imported products, the Company generally negotiates firm pricing denominated in U.S. Dollars with its foreign suppliers, typically for periods of up to one year. The Company accepts the exposure to exchange rate movements beyond these negotiated periods without using derivative financial instruments to manage this risk. The majority of the Company’s imports are purchased from China. The Chinese currency, formerly pegged to the U.S. Dollar, now floats within a limited range in relation to the U.S. Dollar, resulting in additional exposure to foreign currency exchange rate fluctuations.

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

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s principal executive officer and principal financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the Company’s fiscal quarter ended April 29, 2007. Based on this evaluation, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this quarterly report to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure and are effective to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Controls

There have been no changes in the Company’s internal control over financial reporting during the Company’s quarter ended April 29, 2007, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information about common stock purchases by or on behalf of the Company during the quarter ended April 29, 2007:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program
January 29, 2007 – February 28, 2007

March 1, 2007 – March 31, 2007	126,900	$19.91	126,900	$17.5 million

April 1, 2007 – April 29, 2007	221,800	21.26	221,800	12.8 million

Total	348,700	$20.77	348,700

On February 7, 2007, the Company announced that its Board of Directors had authorized the repurchase of up to $20 million of the Company’s common stock. There is no expiration date for this authorization, but the Company expects the purchases to be completed by the end of 2007. Repurchases may be made from time-to-time in the open market, or in privately negotiated transactions at prevailing market prices that the Company deems appropriate. The Company has entered into a trading plan under Rule 10b5-1 of the Securities Exchange Act of 1934 for affecting some or all of the purchases by the Company under this repurchase authorization. The Company can terminate this plan at any time. Through April 29, 2007, the Company has repurchased in open market transactions 348,700 shares of Company common stock at a total share cost of approximately $7.2 million, or an average of $20.77 per share under this authorization.

On June 6, 2007 the Company announced that its Board of Directors increased this stock repurchase authorization by $10 million.

Item 6.	Submission of Matters to a Vote of Security Holders.

On March 22, 2007, the Company held its Annual Meeting of Shareholders. At the meeting, each of the following directors of the Company was elected for a one year term. The votes cast for the election of each director were:

Director	For	Withheld
Paul B. Toms, Jr.	10,734,037	32,316

W. Christopher Beeler, Jr.	8,492,720	2,273,633

John L. Gregory, III	10,733,511	32,842

Mark F. Schreiber	8,494,309	2,272,044

David G. Sweet	10,688,799	77,554

Henry G. Williamson, Jr.	8,492,820	2,273,533

Item 6.	Exhibits

3.1	Amended and Restated Articles of Incorporation of the Company, as amended March 28, 2003 (incorporated by reference to Exhibit 3.1 of the Company’s Form 10-Q (SEC File No. 000-25349) for the quarter ended February 28, 2003)

3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Form 10-Q (SEC File No. 000-25349) for the quarter ended August 31, 2006)

4.1	Amended and Restated Articles of Incorporation of the Company (See Exhibit 3.1)

4.2	Amended and Restated Bylaws of the Company (See Exhibit 3.2)

10.1*	Employment Agreement, dated April 30, 2007, between Sam Moore Furniture LLC, a wholly owned subsidiary of the Company, and Michael C. Moldenhauer

31.1*	Rule 13a-14(a) Certification of the Company’s principal executive officer

31.2*	Rule 13a-14(a) Certification of the Company’s principal financial officer

32.1*	Rule 13a-14(b) Certification of the Company’s principal executive officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Rule 13a-14(b) Certification of the Company’s principal financial officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOOKER FURNITURE CORPORATION

Date: June 8, 2007	By:	/s/ R. Gary Armbrister
R. Gary Armbrister
Chief Accounting Officer
(Principal Accounting Officer)

Exhibit Index

Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation of the Company, as amended March 28, 2003 (incorporated by reference to Exhibit 3.1 of the Company’s Form 10-Q (SEC File No. 000-25349) for the quarter ended February 28, 2003)

3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Form 10-Q (SEC File No. 000-25349) for the quarter ended August 31, 2006)

4.1	Amended and Restated Articles of Incorporation of the Company (See Exhibit 3.1)

4.2	Amended and Restated Bylaws of the Company (See Exhibit 3.2)

10.1*	Employment Agreement, dated April 30, 2007, between Sam Moore Furniture LLC, a wholly owned subsidiary of the Company, and Michael C. Moldenhauer

31.1*	Rule 13a-14(a) Certification of the Company’s principal executive officer

31.2*	Rule 13a-14(a) Certification of the Company’s principal financial officer

32.1*	Rule 13a-14(b) Certification of the Company’s principal executive officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Rule 13a-14(b) Certification of the Company’s principal financial officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith