Form 10-Q/A
period 2007-04-29
HOOKER FURNITURE CORP
filed 2007-06-12
CIK 1077688

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A

(Amendment No. 1)

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

Explanatory Note

The Company’s Quarterly Report on Form 10-Q for the quarterly period ended April 29, 2007 is being amended by this Amendment No. 1 to correct two typographical errors in the report as originally filed with the SEC on June 8, 2007. The errors, which occurred during the process of converting the report to html format for filing with the SEC, include the following (dollar amounts in thousands):

•

In the Unaudited Consolidated Statements of Cash Flows on page 4, the $(10,168) recorded for cash flows from investing activities related to the acquisition of Sam Moore Furniture, net of cash acquired, has been corrected to appear under the column for the thirteen weeks ended April 29, 2007 (and not under the three months ended May 31, 2006 as originally filed); and

•

In the Unaudited Consolidated Statements of Shareholders’ Equity on page 5, the $11 for restricted stock compensation cost for the period ended April 29, 2007 has been corrected to appear under the column heading “Common Stock—Amount” (instead of under the column heading “Accumulated Other Comprehensive Loss” as originally filed).

Additional insignificant typographic errors also have been corrected in this Amendment No. 1.

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

On March 22, 2007, the Company held its Annual Meeting of Shareholders. At the meeting, each of the following directors of the Company was elected for a one year term. The votes cast for the election of each director were:

Director	For	Withheld
Paul B. Toms, Jr.	10,734,037	32,316

W. Christopher Beeler, Jr.	8,492,720	2,273,633

John L. Gregory, III	10,733,511	32,842

Mark F. Schreiber	8,494,309	2,272,044

David G. Sweet	10,688,799	77,554

Henry G. Williamson, Jr.	8,492,820	2,273,533

Item 6.	Exhibits

3.1	Amended and Restated Articles of Incorporation of the Company, as amended March 28, 2003 (incorporated by reference to Exhibit 3.1 of the Company’s Form 10-Q (SEC File No. 000-25349) for the quarter ended February 28, 2003)

3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Form 10-Q (SEC File No. 000-25349) for the quarter ended August 31, 2006)

4.1	Amended and Restated Articles of Incorporation of the Company (See Exhibit 3.1)

4.2	Amended and Restated Bylaws of the Company (See Exhibit 3.2)

10.1	Employment Agreement, dated April 30, 2007, between Sam Moore Furniture LLC, a wholly owned subsidiary of the Company, and Michael C. Moldenhauer (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q (SEC File No. 000-25349) for the quarter ended April 29, 2007)

31.1*	Rule 13a-14(a) Certification of the Company’s principal executive officer

31.2*	Rule 13a-14(a) Certification of the Company’s principal financial officer

32.1*	Rule 13a-14(b) Certification of the Company’s principal executive officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Rule 13a-14(b) Certification of the Company’s principal financial officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOOKER FURNITURE CORPORATION

Date: June 11, 2007	By:	/s/ R. Gary Armbrister
R. Gary Armbrister
Chief Accounting Officer
(Principal Accounting Officer)

Exhibit Index

Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation of the Company, as amended March 28, 2003 (incorporated by reference to Exhibit 3.1 of the Company’s Form 10-Q (SEC File No. 000-25349) for the quarter ended February 28, 2003)

3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Form 10-Q (SEC File No. 000-25349) for the quarter ended August 31, 2006)

4.1	Amended and Restated Articles of Incorporation of the Company (See Exhibit 3.1)

4.2	Amended and Restated Bylaws of the Company (See Exhibit 3.2)

10.1	Employment Agreement, dated April 30, 2007, between Sam Moore Furniture LLC, a wholly owned subsidiary of the Company, and Michael C. Moldenhauer (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q (SEC File No. 000-25349) for the quarter ended April 29, 2007)

31.1*	Rule 13a-14(a) Certification of the Company’s principal executive officer

31.2*	Rule 13a-14(a) Certification of the Company’s principal financial officer

32.1*	Rule 13a-14(b) Certification of the Company’s principal executive officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Rule 13a-14(b) Certification of the Company’s principal financial officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith