Form 10-Q
period 2007-07-29
HOOKER FURNITURE CORP
filed 2007-09-06
CIK 1077688

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 29, 2007

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

N/A

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

Large accelerated Filer  ☐    Accelerated Filer  ☒    Non-accelerated Filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of August 31, 2007.

Common stock, no par value	12,349,381
(Class of common stock)	(Number of shares)

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

HOOKER FURNITURE CORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATED BALANCE SHEETS

(In thousands, including share data)

	July 29, 2007	November 30, 2006
Assets
Current assets
Cash and cash equivalents	$37,150	$31,864
Trade accounts receivable, less allowance for doubtful accounts of $1,560 and $1,807 on each date	34,834	45,444
Inventories	56,637	68,139
Prepaid expenses and other current assets	2,396	4,357
Assets held for sale	3,542

Total current assets	134,559	149,804
Property, plant and equipment, net	27,137	29,215
Goodwill	2,396	2,396
Intangible assets	4,796	4,415
Cash surrender value of life insurance policies	12,490	11,458
Other assets	4,051	4,011

Total assets	$185,429	$201,299

Liabilities and Shareholders’ Equity
Current liabilities
Trade accounts payable	$12,181	$11,251
Accrued salaries, wages and benefits	5,087	6,189
Other accrued expenses	2,901	5,879
Current maturities of long-term debt	2,596	2,457

Total current liabilities	22,765	25,776
Long-term debt, excluding current maturities	6,589	8,555
Deferred compensation	4,706	3,924
Other long-term liabilities	868	508

Total liabilities	34,928	38,763
Shareholders’ equity
Common stock, no par value, 20,000 shares authorized, 12,437 and 14,429 shares issued and outstanding on each date	19,548	11,154
Unearned ESOP shares, 2,377 shares on November 30, 2006		(14,835)
Retained earnings	131,017	166,326
Accumulated other comprehensive loss	(64)	(109)

Total shareholders’ equity	150,501	162,536

Total liabilities and shareholders’ equity	$185,429	$201,299

The accompanying notes are an integral part of the unaudited consolidated financial statements.

HOOKER FURNITURE CORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	July 29, 2007	August 31, 2006	July 29, 2007	August 31, 2006
Net sales	$73,441	$83,006	$150,735	$173,700
Cost of sales	50,440	59,546	105,656	123,434

Gross profit	23,001	23,460	45,079	50,266
Selling and administrative expenses	15,072	18,588	31,073	35,914
Restructuring and asset impairment charges	473	2,837	344	2,957

Operating income	7,456	2,035	13,662	11,395
Other income, net	308	47	841	170

Income before income taxes	7,764	2,082	14,503	11,565
Income taxes	2,906	872	5,359	4,523

Net income	$4,858	$1,210	$9,144	$7,042

Earnings per share:
Basic	$0.39	$0.10	$0.71	$0.59

Diluted	$0.39	$0.10	$0.71	$0.59

Weighted average shares outstanding:
Basic	12,590	11,973	12,881	11,950

Diluted	12,594	11,973	12,884	11,951

The accompanying notes are an integral part of the unaudited consolidated financial statements.

HOOKER FURNITURE CORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended
	July 29, 2007	August 31, 2006
Cash flows from operating activities
Cash received from customers	$157,243	$175,054
Cash paid to suppliers and employees	(125,817)	(179,407)
Income taxes paid, net	(8,353)	(7,013)
Interest received, net	759	76

Net cash provided by (used in) operating activities	23,832	(11,290)

Cash flows from investing activities
Acquisition of Sam Moore Furniture, net of cash acquired	(10,566)
Purchase of property, plant and equipment	(1,050)	(2,124)
Proceeds from the sale of property and equipment	59	61

Net cash used in investing activities	(11,557)	(2,063)

Cash flows from financing activities
Purchases and retirement of common stock	(18,374)
Cash dividends paid	(2,606)	(1,904)
Payments on long-term debt	(1,230)	(1,141)

Net cash used in financing activities	(22,210)	(3,045)

Net decrease in cash and cash equivalents	(9,935)	(16,398)
Cash and cash equivalents at beginning of period	47,085	26,910

Cash and cash equivalents at end of period	$37,150	$10,512

Reconciliation of net income to net cash provided by (used in) operating activities
Net income	$9,144	$7,042
Depreciation and amortization	1,702	2,265
Non-cash ESOP cost and restricted stock awards	22	1,466
Restructuring and asset impairment charges	344	2,957
Loss on disposal of property	9	2
Provision for doubtful accounts	460	922
Deferred income tax expense (benefit)	1,739	(571)
Changes in assets and liabilities, net of effect from acquisition:
Trade accounts receivable	6,182	134
Inventories	10,945	(19,268)
Prepaid expenses and other assets	(780)	(1,758)
Trade accounts payable	1,219	(4,348)
Accrued salaries, wages and benefits	(2,322)	20
Accrued income taxes	(4,732)	(951)
Other accrued expenses	(601)	234
Other long-term liabilities	501	564

Net cash provided by (used in) operating activities	$23,832	$(11,290)

The accompanying notes are an integral part of the unaudited consolidated financial statements.

HOOKER FURNITURE CORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands, except per share data)

For the two-month transition period ended January 28, 2007 and six months ended July 29, 2007

	Common Stock		Unearned ESOP and Restricted	Retained	Accumulated Other Comprehensive	Total Shareholders’
	Shares	Amount	Shares	Earnings	Loss	Equity
Balance at November 30, 2006	14,429	$11,154	$(14,835)	$166,326	$(109)	$162,536

Net loss				(18,415)		(18,415)
Unrealized gain on interest rate swap					40	40

Total comprehensive loss						(18,375)

Restricted stock grants	5
Restricted stock compensation cost		8				8
ESOP termination	(1,165)	9,678	14,835	(6,372)		18,141

Balance at January 28, 2007	13,269	20,840		141,539	(69)	162,310

Net income				9,144		9,144
Unrealized loss on interest rate swap					5	5

Total comprehensive income						9,149

Cash dividends ($0.20 per share)				(2,606)		(2,606)
Restricted stock compensation cost		22				22
Repurchases of common stock	(832)	(1,314)		(17,060)		(18,374)

Balance at July 29, 2007	12,437	$19,548	$	$131,017	$(64)	$150,501

The accompanying notes are an integral part of the unaudited consolidated financial statements.

HOOKER FURNITURE CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar and share amounts in tables, except per share amounts, in thousands unless otherwise indicated)

For the Quarterly Period Ended July 29, 2007

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

On August 29, 2006, the Company approved a change in its fiscal year. After the fiscal year that ended November 30, 2006, the Company’s fiscal years will end on the Sunday nearest to January 31. The Company completed a two-month transition period that began December 1, 2006 and ended January 28, 2007 and filed a transition report on Form 10-Q for that period in March 2007. The financial statements contained herein are being filed as part of a quarterly report on Form 10-Q covering the thirteen-week period (also referred to as “three months” or “three-month period”) that began April 30, 2007 and the twenty-six week period (also referred to as “six months,” “six-month period” or “first half”) that began January 29, 2007, both ending on July 29, 2007. These financial statements also include the three-month period that began June 1, 2006 and the six-month period that began March 1, 2006, both ending on August 31, 2006. The Company did not recast the financial statements for the three-month or the six-month periods ended August 31, 2006 principally because the financial reporting processes in place at that time included certain procedures that were completed only on a quarterly basis. Consequently, to recast those periods would have been impractical and would not have been cost-justified.

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

2.	Inventories

	July 29, 2007	November 30, 2006
Finished furniture	$55,959	$68,396
Furniture in process	1,194	1,629
Materials and supplies	10,222	9,130

Inventories at FIFO	67,375	79,155
Reduction to LIFO basis	10,738	11,016

Inventories	$56,637	$68,139

3.	Property, Plant and Equipment

	July 29, 2007	November 30, 2006
Buildings and land improvements	$24,141	$33,523
Machinery and equipment	2,863	20,506
Furniture and fixtures	25,814	24,917
Other	3,656	3,239

Total depreciable property at cost	56,474	82,185
Less accumulated depreciation	31,594	56,675

Total depreciable property, net	24,880	25,510
Land	1,512	1,472
Construction in progress	745	2,233

Property, plant and equipment, net	$27,137	$29,215

4.	Goodwill and Intangible Assets

	July 29, 2007	November 30, 2006
Goodwill	$2,396	$2,396

Non-amortizable Intangible Assets
Trademarks and trade names – Bradington-Young	$4,400	$4,400
Trademarks and trade names – Sam Moore	396

Total trademarks and trade names	4,796	4,400

Amortizable Intangible Assets
Non-compete agreements	700	700
Less accumulated amortization	700	685

Net carrying value		15

Intangible assets	$4,796	$4,415

5.	Acquisition

On April 28, 2007, the Company completed its acquisition of substantially all of the assets of Bedford, Virginia based Sam Moore Furniture Industries, Inc., a manufacturer of upscale occasional chairs with an emphasis on fabric-to-frame customization in the upper-medium to high-end price niches. The Company operates the business as Sam Moore Furniture LLC. The Company acquired the Sam Moore operation for an aggregate purchase price of $12.1 million, consisting of $10.3 million in cash (net of cash acquired), $1.5 million in assumed liabilities and acquisition-related fees of $325,000.

Based on an appraisal of the assets of Sam Moore, the fair value of those assets exceeded the Company’s purchase price paid. This $3.6 million excess over purchase price paid was allocated as a reduction to the fair value of property, plant and equipment and intangible assets in determining their recorded values.

The recorded values of the assets acquired and liabilities assumed were:

April 28, 2007
Current assets	$8,669
Property, plant and equipment	3,067
Intangible assets	396

Total assets acquired	12,132

Current liabilities	1,487

Total liabilities assumed	1,487

Net assets acquired	$10,645

6.	Long-Term Debt

	July 29, 2007	November 30, 2006
Term loan	$9,185	$11,012
Less current maturities	2,596	2,457

Long-term debt, less current maturities	$6,589	$8,555

7.	Restructuring and Asset Impairment Charges and Assets Held for Sale

	Severance and Related Benefits	Other	Total
Accrued balance at January 28, 2007	$2,983	$200	$3,183
Restructuring charges and asset impairment charges accrued	63	281	344
Cash payments	(1,901)	(284)	(2,185)

Balance at July 29, 2007	$1,145	$197	$1,342

During the 2008 first half, the Company recorded aggregate restructuring charges of $344,000 ($213,000 after tax, or $0.02 per share) consisting of $473,000 for additional severance, related benefits and disassembly costs associated with the March 2007 closing of the Martinsville, Va. domestic wood manufacturing facility, partially offset by a credit of $129,000, principally for previously accrued health care benefits for the Pleasant Garden, N.C. facility that are not expected to be paid.

The fair value (net of expected selling costs) of the Martinsville, Va. facility real and personal property has been reclassified to “assets held for sale” in the balance sheets. The Company is actively marketing these assets and anticipates they will be sold within the next twelve months. The Company expects to record an additional $200,000 to $400,000 in disassembly and similar exit costs as incurred.

8.	Other Comprehensive Income

	Three Months Ended		Six Months Ended
	July 29 2007	August 31, 2006	July 29, 2007	August 31, 2006
Net income	$4,858	$1,210	$9,144	$7,042

Gain (loss) on interest rate swap	17	(49)	(13)	67
Portion of swap agreement’s fair value reclassified to interest expense	9	14	21	42

Other comprehensive income (loss) before tax	26	(35)	8	109
Income tax (expense) benefit	(10)	15	(3)	(39)

Other comprehensive income (loss), net of tax	16	(20)	5	70

Comprehensive net income	$4,874	$1,190	$9,149	$7,112

9.	Employee Stock Ownership Plan (“ESOP”) Cost

	Three Months Ended August 31, 2006	Six Months Ended August 31, 2006
Average closing market price per share	$15.54	$16.85
Number of shares committed to be released (in whole shares)	41,498	86,481

Non-cash ESOP cost	$645	$1,457
Administrative cost	34	24

Total ESOP cost	$679	$1,481

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

The Company accounts for these awards as “non-vested equity shares.” These shares have an aggregate grant-date fair value of approximately $137,000, after taking forfeitures into account. Through July 29, 2007, the Company has recognized non-cash compensation expense of approximately $49,000 related to these non-vested awards. The remaining $88,000 of grant-date fair value will be recognized over the remaining vesting periods for these awards.

Restricted shares awarded under the Stock Plan that have not yet vested are considered when computing diluted earnings per share. Basic and diluted earnings per share are calculated using the following share data:

	Three Months Ended		Six Months Ended
	July 29, 2007	August 31, 2006	July 29, 2007	August 31, 2006
Weighted average shares outstanding for basic earnings per share	12,590	11,973	12,881	11,950
Dilutive effect of restricted stock awards	4		3	1

Weighted average shares outstanding for diluted earnings per share	12,594	11,973	12,884	11,951

11.	Common Stock

On February 7, 2007, the Company announced that its Board of Directors had authorized the repurchase of up to $20 million of the Company’s common stock. On June 6, 2007, the Company announced that its Board of Directors had authorized a $10 million increase to the existing stock repurchase authorization, for an aggregate authorization of up to $30 million. There is no expiration date for this authorization, but the Company expects the purchases to be completed within the next twelve months. Repurchases may be made from time-to-time in the open market, or in privately negotiated transactions at prevailing market prices that the Company deems appropriate. The Company has entered into a trading plan under Rule 10b5-1 of the Securities Exchange Act of 1934 for effecting some or all of the purchases by the Company under this repurchase authorization. The trading plan contains certain provisions that could restrict the amount and timing of purchases under the plan. The Company can terminate this plan at any time. Through July 29, 2007, the Company had repurchased in open market transactions 832,211 shares of Company common stock at a total cost of approximately $18.3 million, excluding commissions, or an average of $22.03 per share under this authorization.

12.	Accounting Pronouncements

On January 29, 2007, the Company adopted Financial Accounting Standards Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures and transition. The Company recorded no cumulative effect adjustment on adoption of FIN 48.

The Company had unrecognized tax benefits of $983,000 as of the FIN 48 adoption date. As of July 29, 2007 the Company’s unrecognized tax benefits declined to $375,000, principally as a result of the settlement of a federal income tax audit for the Company’s 2003 and 2004 tax years. The remaining unrecognized tax benefits as of July 29, 2007 (consisting of deductions claimed on previously filed returns) are expected to be effectively settled within twelve months with the filing of amended federal and state income tax returns for the applicable fiscal years through November 30, 2005. Consequently, the Company will not recognize any benefit from the settlement of these previously unrecognized tax positions.

The Company elected upon adoption of FIN 48 to classify interest or penalties recognized in accordance with FIN 48 as income tax expense. Accrued interest and penalties included with these unrecognized tax benefits discussed above were $87,000 as of January 29, 2007 and $96,000 as of July 29, 2007.

The Company believes that the statute of limitations for all major jurisdictions has expired for tax periods ending on or before November 30, 2002.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

On August 29, 2006, the Company approved a change in its fiscal year. After the fiscal year that ended November 30, 2006, the Company’s fiscal years will end on the Sunday nearest to January 31. The Company completed a two-month transition period that began December 1, 2006 and ended January 28, 2007 and filed a transition report on Form 10-Q for that period in March 2007. This quarterly report on Form 10-Q includes the Company’s unaudited consolidated financial statements for the thirteen (also referred to as “three months,” “three-month period,” “quarter” or “quarterly period”) and twenty-six week (also referred to as “six months,” “six-month period” or “first half”) periods ended July 29, 2007 and discusses the Company’s results of operations for each respective period compared with the most directly comparable prior fiscal year three and six-month periods, which ended August 31, 2006. This report also discusses financial condition as of July 29, 2007. References in this report to the 2008 fiscal year or comparable terminology refer to the Company’s fiscal year that began January 29, 2007 and will end February 3, 2008. The Company did not recast the financial statements for the three-month or the six-month periods ended August 31, 2006, principally because the financial reporting processes in place at that time included certain procedures that were completed only on a quarterly basis. Consequently, to recast those periods would have been impractical and would not have been cost-justified.

Overview

Results of operations for the thirteen weeks ended July 29, 2007 reflect the Company’s continued transformation into a home furnishings design, marketing and logistics company with world-wide sourcing capabilities. With the closing of the Company’s last domestic wood furniture plant during the fiscal 2008 first quarter, this process is now complete. The Company is now focused on imported wood and metal and domestically produced and imported upholstered home furnishings. On April 28, 2007, the Company completed the acquisition of Sam Moore Furniture Industries, Inc., a Bedford, Virginia manufacturer of upscale occasional chairs with an emphasis on fabric-to-frame customization in the upper-medium to high-end price niches. The Company began operating the business as Sam Moore Furniture LLC during the fiscal 2008 second quarter.

Because the fiscal 2008 second quarter does not completely correspond to the fiscal 2006 third quarter, management’s discussion of results of operations includes information regarding daily average sales rates and profitability performance as a percentage of net sales.

Following are the principal factors that impacted the Company’s results of operations during the quarterly period ended July 29, 2007:

•

Based on actual shipping days in each period, average daily net sales declined 10.1% during the 64-day fiscal 2008 second quarter compared to the 65-day fiscal 2006 third quarter. The decline in average daily net sales continues to mirror the year-over-year decline in incoming order rates the Company has experienced since the fiscal 2006 third quarter resulting from the industry-wide slow down in business at retail.

•	Operating margin during the fiscal 2008 second quarter compared with the fiscal 2006 third quarter was favorably impacted by:

•

An improvement in gross profit margin to 31.3% of net sales compared with 28.3% in the prior year quarter, principally as a result of the higher proportion of imported wood and metal products sold and lower delivered cost of those imported products (primarily lower inbound freight and delivery costs) as a percentage of net sales;

•

A $3.5 million, or 18.9% decline in selling and administrative costs, driven primarily by reductions in temporary warehousing and storage costs for imported wood furniture products, lower early retirement and non-cash employee stock ownership plan (“ESOP”) costs (the ESOP was terminated in January 2007), lower selling expenses and a gain on corporate owned life insurance in connection with the death of a former executive of the Company, partially offset by the selling and administrative expenses incurred by Sam Moore; and

•	A sharp decline in restructuring and asset impairment related charges.

•	The operations of Sam Moore Furniture are included in the Company’s results of operations as of the beginning of the fiscal 2008 second quarter.

Results of Operations

The following table sets forth the percentage relationship to net sales of certain items included in the consolidated statements of operations.

	Three Months Ended		Six Months Ended
	July 29, 2007	August 31, 2006	July 29, 2007	August 31, 2006
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	68.7	71.7	70.1	71.1
Gross profit	31.3	28.3	29.9	28.9
Selling and administrative expenses	20.5	22.4	20.6	20.7
Restructuring and related asset impairment charge	0.6	3.4	0.2	1.7
Operating income	10.2	2.5	9.1	6.6
Other income, net	0.4	0.1	0.6	0.1
Income before income taxes	10.6	2.5	9.6	6.7
Income taxes	4.0	1.1	3.6	2.6
Net income	6.6	1.5	6.1	4.1

Fiscal 2008 Second Quarter Compared to the Fiscal 2006 Third Quarter

Net sales for the fiscal year 2008 second quarter declined to $73.4 million compared to $83.0 million for the fiscal 2006 third quarter, principally due to lower unit volumes attributed to the industry-wide slow down in business at retail. Based on actual shipping days in each period, average daily net sales declined 10.1% to $1.1 million per day during the 64-day fiscal 2008 second quarter compared to $1.3 million per day during the 65-day fiscal 2006 third quarter.

Net sales rates (i.e. average daily net sales) decreased for Hooker imported and domestically produced wood and metal furniture and Bradington-Young domestic and imported leather upholstered furniture, for the fiscal 2008 second quarter compared to the fiscal 2006 third quarter, principally due to lower unit volume sales. The declines in unit volume for wood, metal and leather upholstered furniture were partially offset by $6.7 million in net sales of Sam Moore Furniture fabric upholstered furniture. Excluding Sam Moore, the average number of units sold per day declined during the fiscal 2008 second quarter compared to the fiscal 2006 third quarter for all product categories.

Overall, average selling prices increased slightly during the fiscal 2008 second quarter compared to the fiscal 2006 third quarter principally due to higher average selling prices for imported wood and metal furniture, offset by declines in domestic and imported leather upholstered furniture and domestic wood furniture average selling prices. Imported wood and metal furniture average selling prices for the fiscal 2008 second quarter increased in part due to lower discounting, compared to the fiscal 2006 third quarter. The declines in leather upholstered furniture selling prices were principally due to the mix of products shipped. The decline in domestically produced wood furniture selling prices was due to sharp discounting offered on discontinued domestically produced wood furniture products.

Gross profit margin increased to 31.3% of net sales in the fiscal 2008 second quarter compared to 28.3% in the fiscal 2006 third quarter, driven principally by the higher proportion of imported wood and metal products sold and the lower delivered cost of those products (primarily lower inbound freight and delivery costs) as a percentage of net sales, partially offset by a slight decline in gross margin for leather upholstered furniture, and a sharp decline in gross margin for domestically produced wood furniture. The decline in gross margin on domestically produced wood furniture was primarily due to aggressive price discounting during the fiscal 2008 second quarter to reduce discontinued domestically produced wood furniture inventory levels. Gross profit margin for Sam Moore’s fabric upholstered products amounted to 22.7% of Sam Moore’s sales during the current year quarter.

Selling and administrative expenses declined to $15.1 million for the fiscal 2008 second quarter, compared to $18.6 million for the fiscal 2006 third quarter, and decreased, as a percentage of net sales, to 20.5% from 22.4%. The decrease in selling and administrative expenses was principally due to reductions in temporary warehousing and storage costs for imported wood furniture products, lower early retirement and non-cash ESOP costs, lower selling expenses and a gain on the settlement of a corporate-owned life insurance policy in connection with the death of a former executive of the Company, partially offset by the selling and administrative expenses incurred by Sam Moore.

During the fiscal year 2008 second quarter, the Company recorded restructuring charges of $473,000 ($293,000 after tax, or $0.02 per share) principally for additional severance and related benefit costs and disassembly costs associated with the closing of the Martinsville, Va. domestic wood manufacturing facility in March 2007.

During the fiscal 2006 third quarter, the Company recorded $2.8 million ($1.8 million after tax, or $0.15 per share) in restructuring charges (net of restructuring credits) principally related to:

•	Severance and related benefits and asset impairment charges related to the August 2006 closing of the Company’s Roanoke, Va. manufacturing facility ($3.1 million); and

•	A restructuring credit to reverse previously accrued health care benefits for terminated employees at the former Pleasant Garden, N.C. facility that were not expected to be paid ($316,000).

Operating income for the fiscal 2008 second quarter increased to $7.5 million, or 10.2% of net sales, compared to operating income of $2.0 million, or 2.5% of net sales, in the fiscal 2006 third quarter, principally due to:

•	a $3.5 million, or 18.9% decline in selling and administrative costs;

•	a $2.4 million, or 83.3% decrease in restructuring and asset impairment costs; and

•	an increase in gross profit margin to 31.3% from 28.3%.

Other income, net increased $261,000, to $308,000, or 0.4% of net sales, for the fiscal 2008 second quarter from $47,000, or 0.1% of net sales, for the fiscal 2006 third quarter. This increase was the result of an increase in interest income due to higher cash and cash equivalent balances and lower interest expense due to lower debt levels.

The Company recorded income tax expense of $2.9 million for the fiscal 2008 second quarter and $872,000 for the fiscal 2006 third quarter. The Company’s effective tax rate decreased to 37.4% for the fiscal 2008 second quarter from 41.9% during the fiscal 2006 third quarter. The effective rate declined in the fiscal 2008 second quarter principally due to the tax effect of the ESOP. The Company recorded no ESOP compensation cost during the current year period due to the termination of the ESOP on January 26, 2007. The effective rate also declined during the current year period partly due to the non-taxable gain recorded on the settlement of a corporate-owned life insurance policy discussed previously.

Fiscal year 2008 second quarter net income was $4.9 million, or $0.39 per share, compared to net income of $1.2 million, or $0.10 per share, in the fiscal 2006 third quarter.

Fiscal 2008 First Half Compared to the Fiscal 2006 Six-Month Period ended August 31, 2006

Year-to-date, the Company reported net sales of $150.7 million, a decrease of $23.0 million or 13.2%, compared to $173.7 million in the six-month period ended August 31, 2006, principally due to lower unit volumes attributed to the industry-wide slow down in business at retail. Based on actual shipping days in each period, average daily net sales declined 11.9% to $1.2 million per day during the 128 day fiscal 2008 six-month period compared to $1.3 million per day during the 130 day fiscal 2006 six-month period. The Company experienced lower average daily unit volume shipments overall, and in every product category, except import upholstery, which experienced a slight increase, comparing the fiscal 2008 first half to the six-month period ended August 31, 2006. Sam Moore had $6.7 million in fabric upholstery sales for the second quarter of fiscal 2008.

Overall, average selling prices for the Company increased slightly. The Company experienced slight increases in average selling prices for imported wood and metal and imported leather upholstered furniture, offset by a slight decline in domestically produced leather upholstered furniture average selling prices, and a sharp decline in domestically produced wood furniture average selling prices. Imported wood and metal furniture average selling prices for the fiscal 2008 first half increased in part due to lower discounting, compared to the fiscal 2006 six-month period. The decline in domestically produced leather upholstered furniture selling prices was principally due to the mix of products shipped. The decline in domestically produced wood furniture selling prices was due to sharp discounting offered on discontinued domestically produced wood furniture products.

Year-to-date, gross profit margin increased to 29.9% of net sales compared to 28.9% in the comparable 2006 period, due to the larger proportion of sales of higher margin imported products and the lower delivered cost of those products (primarily lower inbound freight and delivery costs) as a percentage of net sales.

In the first six months of fiscal 2008, selling and administrative expenses decreased $4.8 million, or 13.5%, to $31.1 million compared with $35.9 million in the fiscal 2006 six-month period. As a percentage of net sales, selling and administrative expenses decreased to 20.6% in the fiscal 2008 first six months from 20.7% in the fiscal 2006 six-month period. The decline is principally due to reductions in temporary warehousing and storage costs for imported wood furniture products, lower early retirement and non-cash ESOP costs, lower selling expenses and a gain on the settlement of a corporate-owned life insurance policy in connection with the death of a former executive of the company, partially offset by the selling and administrative expenses incurred by Sam Moore.

During the first six months of fiscal 2008, the Company recorded aggregate restructuring charges of $344,000 ($213,000 after tax, or $0.02 per share) consisting of

•

$473,000 ($293,000 after tax, or $0.02 per share) for additional severance and related benefit costs and disassembly costs associated with the closing of the Martinsville, Va. domestic wood manufacturing facility in March 2007; and

•	a credit of $129,000 ($80,000 after tax, or $0.01 per share), principally for previously accrued health care benefits for the Pleasant Garden, N.C. facility that are not expected to be paid.

During the fiscal 2006 six-month period, the Company recorded $3.0 million ($1.8 million after tax or $0.15 per share) in restructuring charges (net of restructuring credits), principally related to:

•	Severance and related benefits and asset impairment charges related to the August 2006 closing of the Company’s Roanoke, Va. manufacturing facility ($3.1 million);

•	A restructuring credit, principally for previously accrued health care benefits for terminated employees at the former Pleasant Garden, N.C. facility that were not expected to be paid ($300,000); and

•	Asset impairment charges related to two former Bradington-Young showrooms ($140,000).

The Company’s operating income for the first six months of fiscal 2008 increased to $13.7 million, or 9.1% of net sales, compared to operating income of $11.4 million, or 6.6% of net sales, in the first six months of fiscal 2006, principally due to:

•	a $4.8 million, or 13.5%, decline in selling and administrative costs;

•	a $2.6 million, or 88.4%, decrease in restructuring and asset impairment costs; and

•	an increase in gross profit margin to 29.9% from 28.9%.

Other income, net increased $671,000, to $841,000, or 0.6% of net sales for the first six months of fiscal 2008 from $170,000, or 0.1% of net sales for the fiscal 2006 six-month period. This increase was the result of an increase in interest income due to higher cash and cash equivalent balances and lower interest expense due to lower debt levels.

The Company recorded income tax expense of $5.4 million for the first six months of fiscal 2008 and $4.5 million for fiscal 2006 six-month period. The Company’s effective tax rate decreased to 37.0% for the first six months of fiscal 2008 from 39.1% for the fiscal 2006 six-month period. The effective rate declined in the fiscal 2008 first half principally due to the tax effect of the ESOP. The Company recorded no ESOP compensation cost during the current year period due to the termination of the ESOP in January 2007. The effective rate also declined during the current year period partly due to the non-taxable gain recorded on the settlement of a corporate owned life insurance policy discussed previously.

Year-to-date net income rose by 29.8%, or $2.1 million, to $9.1 million or $0.71 per share, from $7.0 million, or $0.59 per share, in the fiscal 2006 six-month period. As a percent of net sales, net income rose to 6.1% in the 2008 six-month period compared to 4.1% for the fiscal 2006 six-month period.

Outlook

The Company continued to experience declines in incoming orders during the fiscal 2008 second quarter. While retail conditions continue to be sluggish, the Company expects to see an improvement in orders following the Labor Day holiday. Financial performance for the remainder of fiscal 2008 should continue to improve even in the face of weak sales, due to;

•	the implementation of cost-cutting measures;

•	continued progress in managing the Company’s supply chain, warehousing and distribution operations; and

•	the elimination of costs associated with the closing of the Company’s Martinsville manufacturing facility.

A number of expenses that occurred in the fiscal year 2006 third and fourth quarters and fiscal year 2007 two-month transition period are not expected to recur in the second half of fiscal year 2008 including temporary port storage costs, early retirement costs and costs related to the terminated ESOP. The Company also expects to incur substantially less in restructuring and asset impairment costs during the rest of fiscal 2008.

During the fiscal 2008 second quarter, the Company successfully integrated the Sam Moore operations into the Company’s overall operations. While Sam Moore has operated and is expected to continue operating at or slightly below “break-even” for fiscal year 2008, the Company is taking steps, including increasing the Sam Moore sales team and investigating additional distribution channels that the Company believes will help to generate sales growth and reduce operating expenses for the Sam Moore product lines.

The Company continues to fine-tune its new Purchasing and Global Sourcing Management System improving on-line coordination with vendors and providing more robust and timely information regarding furniture production and delivery. As a result, the Company expects to experience continued improvement in controlling inventory carrying costs.

Financial Condition, Liquidity and Capital Resources

Balance Sheet and Working Capital

As of July 29, 2007, assets totaled $185.4 million, decreasing from $201.3 million at November 30, 2006, due to decreases in inventories, accounts receivable, property, plant and equipment and prepaid expenses and other current assets, partially offset by increases in cash and cash equivalents, assets held for sale, cash surrender value of life insurance policies, intangible assets and other assets. Shareholders’ equity at July 29, 2007 declined to $150.5 million, compared to $162.5 million at November 30, 2006, principally due to repurchases of common stock. The Company’s long-term debt, including current maturities decreased to $9.2 million at July 29, 2007, from $11.0 million at November 30, 2006, as a result of scheduled debt repayments.

Working capital decreased $12.2 million or 9.9%, to $111.8 million as of July 29, 2007, from $124.0 million at the end of fiscal 2006, reflecting a $15.2 million decrease in current assets, partially offset by a $3.0 million decrease in current liabilities.

The decrease in current assets is principally due to decreases of $11.5 million in inventories, $10.6 million in accounts receivable and $2.0 million in prepaid expenses and other current assets, offset by increases of $5.3 million in cash and cash equivalents and $3.5 million in assets held for sale. Accounts receivable decreased principally due to lower sales.

Inventories decreased 16.9%, to $56.6 million as of July 29, 2007, from $68.1 million at November 30, 2006, principally due to:

•	a decline in purchases of imported wood finished goods inventories, resulting from a continued refinement in supply chain initiatives; and,

•	declines in manufactured finished goods and work in process, principally due to the Company’s exit from domestic wood manufacturing; partially offset by,

•	an increase in raw materials, principally related to Sam Moore fabric upholstery lines.

The decrease in current liabilities is principally attributed to decreases of $3.0 million in other accrued expenses and $1.1 million in accrued salaries, wages and benefits, offset by increases of $930,000 in accounts payable and $139,000 in current maturities of long-term debt.

Cash Flows – Operating, Investing and Financing Activities

During the six months ended July 29, 2007, cash generated from operations ($23.8 million), a decrease in cash and cash equivalents ($9.9 million) and proceeds from the sale of property, plant and equipment ($59,000) funded the purchase and retirement of common stock ($18.4 million), the acquisition of Sam Moore Furniture ($10.6 million), payments of cash dividends ($2.6 million), principal payments on long-term debt ($1.2 million) and capital expenditures to maintain and enhance the Company’s business operating systems and facilities ($1.1 million).

During the six months ended August 31, 2006, a decrease in cash and cash equivalents ($16.4 million) and proceeds from the sale of property and equipment ($61,000) funded net cash used in operations ($11.3 million), the purchase of property, plant and equipment ($2.1 million), cash dividends ($1.9 million) and principal payments on long-term debt ($1.1 million).

Cash generated from operations during the first six months of fiscal 2008 was $23.8 million compared to $11.3 million used in operations during the six-month period ended August 31, 2006. The increase was primarily due to lower payments made to suppliers and employees, increased interest income earned on larger cash and cash equivalent balances, and reduced interest payments on debt, partially offset by a decrease in cash received from customers and an increase in income tax payments. The decline in payments to suppliers and employees in the first six months of fiscal 2008 compared to the six-month period ended August 31, 2006 is primarily due to a reduction in inventory levels and lower employee headcount. The decline in cash received from customers for the first six months of fiscal 2008 compared to the six-month period ended August 31, 2006 is principally attributed to lower net sales.

The Company used cash of $11.6 million for investing activities during the first six months of fiscal year 2008 compared to $2.1 million during the six-month period ended August 31, 2006. The Company invested $10.6 million in the six month fiscal 2008 period, net of cash acquired, for the acquisition of the assets of Sam Moore Furniture and $1.1 million for purchases of property, plant and equipment compared to $2.1 million during the six month period ended August 31, 2006.

The Company used $22.2 million of cash for financing activities during the first six months of fiscal 2008 compared to $3.0 million in the six month period ended August 31, 2006. During the first six months of fiscal year 2008, the Company used $18.4 million to purchase and retire common stock, paid cash dividends of $2.6 million and made scheduled principal repayments of $1.2 million on the Company’s term loan. In the six-month period ended August 31, 2006, the Company paid cash dividends of $1.9 million and made scheduled principal repayments of $1.1 million on its term loan.

Swap Agreements

The aggregate fair market value of the Company’s interest rate swap agreement decreases when interest rates decline and increases when interest rates rise. While interest rates have increased since the fiscal 2003 second quarter through the fiscal 2008 second quarter that ended July 29, 2007, overall, interest rates have declined since the original inception of the Company’s swap agreement in September 2000. The aggregate decrease in the fair market value of the effective portion of this agreement of $64,000 ($103,000 pre-tax) as of July 29, 2007, and $109,000 ($175,000 pre-tax) as of November 30, 2006, is reflected under the caption “accumulated other comprehensive loss” in the consolidated balance sheets. Approximately $54,000 of the aggregate pre-tax decrease in fair market value of the agreement is expected to be reclassified into interest expense during the next twelve months.

Debt Covenant Compliance

The credit agreement for the Company’s revolving credit facility and outstanding term loan contains, among other requirements, financial covenants as to minimum tangible net worth, debt service coverage, the ratio of funded debt to earnings before interest, taxes, depreciation and amortization and maximum capital expenditures. The Company was in compliance with these covenants as of July 29, 2007.

Liquidity and Capital Expenditures

As of July 29, 2007, the Company had an aggregate $13.7 million available under its revolving credit facility to fund working capital needs. A standby letter of credit in the amount of $1.3 million, used exclusively to collateralize certain insurance arrangements, was outstanding under the Company’s revolving credit facility as of July 29, 2007. There were no additional borrowings outstanding under the revolving credit line on July 29, 2007. Any principal outstanding under the credit line is due March 1, 2008. The Company also has an additional $280,000 in standby letters of credit outstanding related to its imported product purchases.

The Company believes it has the financial resources (including available cash and cash equivalents, expected cash flow from operations, and lines of credit) needed to meet business requirements for the foreseeable future, including working capital, repurchases of common stock under the Company’s stock repurchase program, dividends on the Company’s common stock, capital expenditures and repayments of outstanding debt. Cash flow from operations is highly dependent on incoming order rates and the Company’s operating performance. The Company plans to spend $1.5 to $2.5 million in capital expenditures during the remainder of fiscal 2008, to maintain and enhance its operating systems and facilities.

During the six months that ended July 29, 2007, the Company reduced outstanding long-term debt, including current maturities by $1.2 million, through scheduled debt payments.

Dividends

At its September 5, 2007 meeting, the board of directors of the Company declared a quarterly cash dividend of $0.10 per share, payable on November 30, 2007 to shareholders of record November 15, 2007.

Accounting Pronouncements

On January 29, 2007, the Company adopted Financial Accounting Standards Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). See Note 12 – Accounting Pronouncements included in the Notes to Unaudited Consolidated Financial Statements.

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

general economic or business conditions, both domestically and internationally;

the cyclical nature of the furniture industry;

competition from non-traditional outlets, such as catalogs, internet and home improvement centers;

price competition in the furniture industry;

the Company’s ability to successfully implement its business plan to increase Sam Moore Furniture’s sales and improve its financial performance;

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

supply, transportation and distribution disruptions, particularly those affecting imported products;

risks associated with the cost of imported goods, including fluctuation in the prices of purchased finished goods and transportation and warehousing costs;

risks associated with domestic manufacturing operations, including fluctuations in the prices of key raw materials, transportation, and warehousing costs, domestic labor costs and environmental compliance and remediation costs;

higher than expected costs associated with product quality and safety, including regulatory compliance costs related to the sale of consumer products and costs related to defective products;

risks associated with distribution through retailers, such as non-binding dealership arrangements;

the Company’s ability to implement successfully its cost-saving strategies and warehousing, distribution and supply chain initiatives; and

capital requirements and costs.

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

The Company’s obligations under its revolving line of credit and term loan bear interest at variable rates. The outstanding balance under the Company’s term loan, including current maturities, amounted to $9.2 million as of July 29, 2007. The Company has entered into an interest rate swap agreement that, in effect, fixes the rate of interest on its term loan at 4.1% through 2010 (7.4% when the effect of a previously terminated swap agreement is taken into account when determining interest expense). The notional principal value of the swap agreement is substantially equal to the outstanding principal balance of the term loan. A fluctuation in market interest rates of one percentage point (or 100 basis points) would not have a material impact on the Company’s results of operations or financial condition. For additional discussion of the Company’s swap agreement see “Swap Agreements” in Management’s Discussion and Analysis in the Company’s annual report on Form 10-K and this quarterly report.

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

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s principal executive officer and principal financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the Company’s fiscal quarter ended July 29, 2007. Based on this evaluation, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this quarterly report to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure and are effective to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Controls

There have been no changes in the Company’s internal control over financial reporting during the Company’s quarter ended July 29, 2007, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information about common stock purchases by or on behalf of the Company during the quarter ended July 29, 2007:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Program
April 30, 2007 – May 27, 2007	221,696	$23.31	221,696	$17.6 million
May 28, 2007 – June 24, 2007	190,793	22.98	190,793	13.2 million
June 25, 2007 – July 29, 2007	71,022	21.63	71,022	11.7 million

Total	483,511	$22.93	483,511

On February 7, 2007, the Company announced that its Board of Directors had authorized the repurchase of up to $20 million of the Company’s common stock. On June 6, 2007 the Company announced that its Board of Directors increased this stock repurchase authorization by $10 million to $30 million. There is no expiration date for this authorization, but the Company expects the purchases to be completed within the next twelve months. Repurchases may be made from time-to-time in the open market, or in privately negotiated transactions at prevailing market prices that the Company deems appropriate. The Company has entered into a trading plan under Rule 10b5-1 of the Securities Exchange Act of 1934 for effecting some or all of the purchases by the Company under this repurchase authorization. The trading plan contains certain provisions that could restrict the amount and timing of purchases under the plan. The Company can terminate this plan at any time. Through July 29, 2007, the Company has repurchased in open market transactions 832,211 shares of Company common stock at a total cost of approximately $18.3 million, excluding commissions, or an average of $22.03 per share under this authorization.

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

HOOKER FURNITURE CORPORATION

Date: September 6, 2007	By:	/s/ R. Gary Armbrister
R. Gary Armbrister
Chief Accounting Officer (Principal Accounting Officer)

Exhibit Index

Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation of the Company, as amended March 28, 2003 (incorporated by reference to Exhibit 3.1 of the Company’s Form 10-Q (SEC File No. 000-25349) for the quarter ended February 28, 2003)

3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Form 10-Q (SEC File No. 000-25349) for the quarter ended August 31, 2006)

4.1	Amended and Restated Articles of Incorporation of the Company (See Exhibit 3.1)

4.2	Amended and Restated Bylaws of the Company (See Exhibit 3.2)

31.1*	Rule 13a-14(a) Certification of the Company’s principal executive officer

31.2*	Rule 13a-14(a) Certification of the Company’s principal financial officer

32.1*	Rule 13a-14(b) Certification of the Company’s principal executive officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Rule 13a-14(b) Certification of the Company’s principal financial officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith