Form 10-Q
period 2007-10-28
HOOKER FURNITURE CORP
filed 2007-12-06
CIK 1077688

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 28, 2007

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of  November 28, 2007.

Common stock, no par value	11,864,983
(Class of common stock)	(Number of shares)

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

HOOKER FURNITURE CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED BALANCE SHEETS
(In thousands, including share data)

	October 28,	November 30,
	2007	2006
Assets
Current assets
Cash and cash equivalents	$37,355	$31,864
Trade accounts receivable, less allowance for doubtful accounts
of $1,507 and $1,807 on each date	41,147	45,444
Inventories	51,321	68,139
Prepaid expenses and other current assets	2,941	4,357
Assets held for sale	2,272
Total current assets	135,036	149,804
Property, plant and equipment, net	25,737	29,215
Goodwill	2,396	2,396
Intangible assets	4,796	4,415
Cash surrender value of life insurance policies	12,419	11,458
Other assets	3,432	4,011
Total assets	$183,816	$201,299

Liabilities and Shareholders’ Equity
Current liabilities
Trade accounts payable	$11,899	$11,251
Accrued salaries, wages and benefits	6,191	6,189
Other accrued expenses	4,524	5,879
Current maturities of long-term debt	2,645	2,457
Total current liabilities	25,259	25,776
Long-term debt, excluding current maturities	5,910	8,555
Deferred compensation	5,051	3,924
Other long-term liabilities	867	508
Total liabilities	37,087	38,763

Shareholders’ equity
Common stock, no par value, 20,000 shares authorized,
12,023 and 14,429 shares issued and outstanding on each date	18,906	11,154
Unearned ESOP shares, 2,377 shares on November 30, 2006		(14,835)
Retained earnings	127,929	166,326
Accumulated other comprehensive loss	(106)	(109)
Total shareholders’ equity	146,729	162,536
Total liabilities and shareholders’ equity	$183,816	$201,299

The accompanying notes are an integral part of the unaudited consolidated financial statements.

HOOKER FURNITURE CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	October 28,	November 30,	October 28,	November 30,
	2007	2006	2007	2006

Net sales	$83,768	$90,987	$234,503	$264,687

Cost of sales	57,132	63,017	162,788	186,451

Gross profit	26,636	27,970	71,715	78,236

Selling and administrative expenses	17,312	18,620	48,385	54,534

Restructuring and asset impairment charges	419	3,735	763	6,693

Operating income	8,905	5,615	22,567	17,009

Other income (expense), net	309	(261)	1,150	(90)

Income before income taxes	9,214	5,354	23,717	16,919

Income taxes	3,303	1,818	8,662	6,341

Net income	$5,911	$3,536	$15,055	$10,578

Earnings per share:
Basic	$0.48	$0.29	$1.19	$0.88
Diluted	$0.48	$0.29	$1.19	$0.88

Weighted average shares outstanding:
Basic	12,266	12,014	12,676	11,971
Diluted	12,270	12,014	12,680	11,973

Cash dividends declared per share	$0.10	$0.08	$0.30	$0.24

The accompanying notes are an integral part of the unaudited consolidated financial statements.

HOOKER FURNITURE CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
 (In thousands)

	Nine Months Ended
	October 28,	November 30,
	2007	2006
Cash flows from operating activities
Cash received from customers.	$234,868	$263,877
Cash paid to suppliers and employees	(192,939)	(244,689)
Income taxes paid, net	(10,188)	(8,442)
Interest received (paid), net	977	(10)
Net cash provided by operating activities	32,718	10,736

Cash flows from investing activities
Acquisition of Sam Moore Furniture, net of cash acquired	(10,571)
Purchase of property, plant and equipment	(1,514)	(3,716)
Proceeds from the sale of property and equipment	2,129	2,516
Net cash used in investing activities	(9,956)	(1,200)

Cash flows from financing activities
Purchases and retirement of common stock	(26,785)
Cash dividends paid	(3,847)	(2,855)
Payments on long-term debt	(1,860)	(1,727)
Net cash used in financing activities	(32,492)	(4,582)

Net (decrease) increase in cash and cash equivalents	(9,730)	4,954
Cash and cash equivalents at beginning of period	47,085	26,910
Cash and cash equivalents at end of period	$37,355	$31,864

Reconciliation of net income to net cash provided
by operating activities
Net income	$15,055	$10,578
Depreciation and amortization	2,530	3,424
Non-cash ESOP cost and restricted stock awards	33	2,023
Restructuring and asset impairment charges	763	6,693
Loss on disposal of property		2
Provision for doubtful accounts	834	1,855
Deferred income tax expense (benefit)	3,203	(3,639)
Changes in assets and liabilities, net of effect from acquisition:
Trade accounts receivable	(505)	(3,017)
Inventories	16,261	(3,623)
Prepaid expenses and other assets	(1,160)	(1,766)
Trade accounts payable	937	(4,412)
Accrued salaries, wages and benefits	(1,211)	(292)
Accrued income taxes	(4,728)	1,538
Other accrued expenses	(139)	620
Other long-term liabilities	845	752
Net cash provided by operating activities	$32,718	$10,736

The accompanying notes are an integral part of the unaudited consolidated financial statements.

HOOKER FURNITURE CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands, except per share data)

For the two-month transition period ended January 28, 2007 and nine months ended October 28, 2007

			Unearned		Accumulated
			ESOP and		Other	Total
	Common Stock		Restricted	Retained	Comprehensive	Shareholders’
	Shares	Amount	Shares	Earnings	Loss	Equity

Balance at November 30, 2006	14,429	$11,154	$(14,835)	$166,326	$(109)	$162,536

Net loss				(18,415)		(18,415)
Unrealized gain on interest rate swap					40	40
Total comprehensive loss						(18,375)
Restricted stock grants	5
Restricted stock compensation cost		8				8
ESOP termination	(1,165)	9,678	14,835	(6,372)		18,141

Balance at January 28, 2007	13,269	20,840		141,539	(69)	162,310

Net income				15,055		15,055
Unrealized loss on interest rate swap					(37)	(37)
Total comprehensive income						15,018
Cash dividends ($0.30 per share)				(3,847)		(3,847)
Restricted stock compensation cost		33				33
Repurchases of common stock	(1,246)	(1,967)		(24,818)		(26,785)
Balance at October 28, 2007	12,023	$18,906	$	$127,929	$(106)	$146,729

The accompanying notes are an integral part of the unaudited consolidated financial statements.

HOOKER FURNITURE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar and share amounts in tables, except per share amounts, in thousands unless otherwise indicated)
For the Quarterly Period Ended October 28, 2007

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

On August 29, 2006, the Company approved a change in its fiscal year.  After the fiscal year that ended November 30, 2006, the Company’s fiscal years will end on the Sunday nearest to January 31.  The Company completed a two-month transition period that began December 1, 2006 and ended January 28, 2007 and filed a transition report on Form 10-Q for that period in March 2007.  The financial statements contained herein are being filed as part of a quarterly report on Form 10-Q covering the thirteen-week period (also referred to as “three months” or “three-month period”) that began July 30, 2007 and the thirty-nine week period (also referred to as “nine months,” “nine-month period” or “first nine months”) that began January 29, 2007, both ending on October 28, 2007.  These financial statements also include the three-month period that began September 1, 2006 and the nine-month period that began March 1, 2006, both ending on November 30, 2006.  The Company did not recast the financial statements for the three-month or the nine-month periods ended November 30, 2006 principally because the financial reporting processes in place at that time included certain procedures that were completed only on a quarterly basis.  Consequently, to recast those periods would have been impractical and would not have been cost-justified.

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

2.	Inventories

	October 28,	November 30,
	2007	2006
Finished furniture	$52,667	$68,396
Furniture in process	1,094	1,629
Materials and supplies	8,686	9,130
Inventories at FIFO	62,447	79,155
Reduction to LIFO basis	11,126	11,016
Inventories	$51,321	$68,139

3.         Property, Plant and Equipment

	October 28,	November 30,
	2007	2006
Buildings and land improvements	$23,076	$33,523
Machinery and equipment	3,415	20,506
Furniture and fixtures	27,325	24,917
Other	3,559	3,239
Total depreciable property at cost	57,375	82,185
Less accumulated depreciation	33,652	56,675
Total depreciable property, net	23,723	25,510
Land	1,387	1,472
Construction in progress	627	2,233
Property, plant and equipment, net	$25,737	$29,215

4.           Goodwill and Intangible Assets

	October 28,	November 30,
	2007	2006
Goodwill	$2,396	$2,396

Non-amortizable Intangible Assets
Trademarks and trade names – Bradington-Young	$4,400	$4,400
Trademarks and trade names – Sam Moore	396
Total trademarks and trade names	4,796	4,400

Amortizable Intangible Assets
Non-compete agreements	700	700
Less accumulated amortization	700	685
Net carrying value		15
Intangible assets	$4,796	$4,415

5.           Acquisition

On April 28, 2007, the Company completed its acquisition of substantially all of the assets of Bedford, Virginia-based Sam Moore Furniture Industries, Inc., a manufacturer of upscale occasional chairs with an emphasis on fabric-to-frame customization in the upper-medium to high-end price niches.  The Company operates the business as Sam Moore Furniture LLC.  The Company acquired the Sam Moore operation for an aggregate purchase price of $12.1 million, consisting of $10.3 million in cash (net of cash acquired), $1.5 million in assumed liabilities and acquisition-related fees of $330,000.

Based on an appraisal of the assets of Sam Moore, the fair value of those assets exceeded the Company’s purchase price paid.  This $3.6 million excess over purchase price paid was allocated as a reduction to the fair value of property, plant and equipment and intangible assets in determining their recorded values.

The recorded values of the assets acquired and liabilities assumed were:

April 28, 2007
Current assets	$8,669
Property, plant and equipment	3,072
Intangible assets	396
Total assets acquired	12,137
Current liabilities assumed	1,487
Net assets acquired	$10,650

6.           Long-Term Debt

	October 28,	November 30,
	2007	2006
Term loan	$8,555	$11,012
Less current maturities	2,645	2,457
Long-term debt, less current maturities	$5,910	$8,555

7.           Restructuring and Asset Impairment Charges and Assets Held for Sale

	Severance and Related Benefits	Asset Impairment		Other	Total
Accrued balance at January 28, 2007	$2,983			$200	$3,183
Restructuring charges and asset impairment
charges accrued	63		$263	437	763
Non-cash charges			(263)		(263)
Cash payments	(1,923)			(441)	(2,364)
Balance at October 28, 2007	$1,123	$		$196	$1,319

During the 2008 nine-month period, the Company recorded aggregate restructuring charges of $763,000 ($473,000 after tax, or $0.04 per share) consisting of $893,000 for additional severance, related benefits, asset impairment, disassembly and exit costs associated with the March 2007 closing of the Martinsville, Va. domestic wood manufacturing facility, partially offset by a restructuring credit of $130,000, principally for previously accrued health care benefits for the Pleasant Garden, N.C. facility that are not expected to be paid.

The fair value (net of expected selling costs) of the Martinsville, Va. facility real and personal property has been reclassified to “assets held for sale” in the consolidated balance sheets.  In October 2007, the Company sold the machinery, equipment and certain other personal property located at that facility for $2.1 million, net of related selling costs.  The Company has entered into an agreement to sell the real property located there.  The sale is expected to close by the end of December 2007.  The Company expects to record an additional $50,000 to $150,000 in disassembly and similar exit costs as incurred in the fourth quarter of fiscal 2008 related to the sale.

8.           Other Comprehensive Income

	Three Months Ended		Nine Months Ended
	October 28, 2007	November 30, 2006	October 28, 2007	November 30, 2006
Net income	$5,911	$3,536	$15,055	$10,578
(Loss) gain on interest rate swap	(79)	(40)	(92)	27
Portion of swap agreement’s fair value reclassified to
interest expense	11	14	32	56
Other comprehensive (loss) income before tax	(68)	(26)	(60)	83

Income tax benefit (expense)	26	8	23	(31)
Other comprehensive (loss) income, net of tax	(42)	(18)	(37)	52
Comprehensive net income	$5,869	$3,518	$15,018	$10,630

9.           Employee Stock Ownership Plan (“ESOP”) Cost

	Three Months Ended		Nine Months Ended
	October 28,	November 30,	October 28,	November 30,
	2007	2006	2007	2006
Average closing market price per share		$14.41		$16.10
Number of shares committed to be
Released (in whole shares)		38,278		124,759
Non-cash ESOP cost		$551		$2,009
Administrative cost		22		46
Total ESOP cost		$573		$2,055

On January 26, 2007, the Company terminated its ESOP.  The termination resulted in an $18.4 million, non-cash, non-tax deductible charge to earnings in January 2007 with a corresponding increase in shareholders’ equity.  As a result of the ESOP termination, approximately 1.2 million shares of Company common stock held by the ESOP were released to be allocated to eligible employees.  To effect the termination of the ESOP, the Company redeemed and retired an additional 1.2 million shares of Company common stock held by the ESOP, with proceeds to the ESOP of $17.2 million (or $15.01 per share). The ESOP used the proceeds to repay the outstanding balance on the ESOP loan.  In connection with the ESOP termination, the Company wrote-off the related deferred tax asset in the amount of $855,000.

10.          Share-Based Compensation

The Company issued restricted stock awards to non-employee members of the board of directors in January 2006 and 2007 and expects to issue restricted stock or other forms of stock-based compensation awards to eligible directors and employees in the future under the Hooker Furniture Corporation 2005 Stock Incentive Plan (“Stock Plan”).

The Stock Plan permits incentive awards of restricted stock, restricted stock units, stock appreciation rights and performance grants to key employees and non-employee directors.  A maximum of 750,000 shares of the Company’s common stock has been reserved for issuance under the Stock Plan.  On January 15, 2007, a total of 4,875 shares of restricted common stock were granted to the five non-employee members of the board of directors at a grant-date fair value of $15.23 per share.  On January 16, 2006, a total of 4,851 shares of restricted common stock were granted to the six non-employee members of the board of directors at a grant-date fair value of $15.31 per share.  These shares will vest if each director remains on the board through a 36-month service period or may vest earlier in accordance with terms specified in the Stock Plan. Since January 2006, 784 shares were forfeited and 147 shares vested under these restricted stock awards.

The Company accounts for these awards as “non-vested equity shares.”  These shares have an aggregate grant-date fair value of approximately $137,000, after taking forfeitures into account.  Through October 28, 2007, the Company has recognized non-cash compensation expense of approximately $60,000 related to these non-vested awards.  The remaining $77,000 of grant-date fair value will be recognized over the remaining vesting periods for these awards.

Restricted shares awarded under the Stock Plan that have not yet vested are considered when computing diluted earnings per share.  Basic and diluted earnings per share are calculated using the following share data:

	Three Months Ended		Nine Months Ended
	October 28,	November 30,	October 28,	November 30,
	2007	2006	2007	2006
Weighted average shares outstanding for computing basic earnings per share	12,266	12,014	12,676	11,971
Dilutive effect of restricted stock awards	4		4	2
Weighted average shares outstanding for computing diluted earnings per share	12,270	12,014	12,680	11,973

11.          Common Stock

During the fiscal 2008 first and second quarters, the Company’s Board of Directors had authorized the repurchase of  up to an aggregate of $30 million of the Company’s common stock.  The Company completed the repurchase program in November 2007.   Since February 2007, the Company has repurchased in open market transactions a total of 1.4 million shares of Company common stock under this authorization at an average price of $21.36 per share, excluding commissions.

12.          Accounting Pronouncements

On January 29, 2007, the Company adopted Financial Accounting Standards Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures and transition.   The Company recorded no adjustment upon adoption of FIN 48.

The Company had unrecognized tax benefits of $983,000 on January 29, 2007.  As of October 28, 2007, the Company’s unrecognized tax benefits declined to $308,000, principally as a result of the settlement of a federal income tax audit for the Company’s 2003 and 2004 tax years. The remaining unrecognized tax benefits as of October 28, 2007,  (consisting of deductions claimed on previously filed returns) are expected to be effectively settled within twelve months with the filing of amended federal and state income tax returns for the applicable fiscal years through November 30, 2005.  Consequently, the Company will not recognize any benefit from the settlement of these previously unrecognized tax positions.

The Company elected upon adoption of FIN 48 to classify interest or penalties recognized in accordance with FIN 48 as income tax expense.  Accrued interest and penalties included with these unrecognized tax benefits discussed above were $87,000 as of January 29, 2007 and $29,000 as of October 28, 2007.

The Company believes that the statute of limitations for all major jurisdictions has expired for tax periods ending on or before November 30, 2003.

13.          Subsequent Events

On October 24, 2007, the Company announced that it had signed a letter of intent to purchase the assets of Opus Designs Furniture, LLC, a specialist in moderately priced youth bedroom furniture. The transaction is expected to close by the end of January 2008, subject to, among other things, completion of due diligence and negotiation of a definitive acquisition agreement.

On December 5, 2007, the Company announced that its Board of Directors had approved a new authorization to repurchase up to $10 million of the Company’s common stock.  There is no expiration date for this authorization, but the Company expects the purchases to be completed within the next six months.  Repurchases may be made from time-to-time in the open market, or in privately negotiated transactions at prevailing market prices that the Company deems appropriate.  The Company plans to enter into a trading plan under Rule 10b5-1 of the Securities Exchange Act of 1934 for effecting some or all of the purchases under this repurchase authorization.  The trading plan will contain certain provisions that could restrict the amount and timing of purchases.  The Company will be able to terminate this plan at any time.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

On August 29, 2006, the Company approved a change in its fiscal year.  After the fiscal year that ended November 30, 2006 (“fiscal 2006”), the Company’s fiscal years will end on the Sunday nearest to January 31. The Company completed a two-month transition period that began December 1, 2006 and ended January 28, 2007 and filed a transition report on Form 10-Q for that period in March 2007.  This quarterly report on Form 10-Q includes the Company’s unaudited consolidated financial statements for the thirteen week (also referred to as “three months,” “three-month period,” “quarter” or “quarterly period”) and thirty-nine week (also referred to as “nine months,” “nine-month period” or “first nine months”) periods ended October 28, 2007 and discusses the Company’s results of operations for each respective period compared with the most directly comparable prior fiscal year three and nine-month periods, which ended November 30, 2006.  This report also discusses the Company’s financial condition as of October 28, 2007.  References in this report to the 2008 fiscal year or comparable terminology refer to the Company’s fiscal year that began January 29, 2007 and will end February 3, 2008.  The Company did not recast the financial statements for the three-month or the nine-month periods ended November 30, 2006, principally because the financial reporting processes in place at that time included certain procedures that were completed only on a quarterly basis. Consequently, to recast those periods would have been impractical and would not have been cost-justified.

Overview

Results of operations for the thirteen weeks ended October 28, 2007 reflect the Company’s transformation into a home furnishings design, marketing and logistics company with world-wide sourcing capabilities.  With the closing of its last domestic wood furniture plant during the fiscal 2008 first quarter, the Company is now focused on imported wood and metal and domestically produced and imported upholstered home furnishings.  On April 28, 2007, the Company completed the acquisition of Sam Moore Furniture Industries, Inc., a Bedford, Virginia manufacturer of upscale occasional chairs with an emphasis on fabric-to-frame customization in the upper-medium to high-end price niches.  The Company began operating the business as Sam Moore Furniture LLC during the fiscal 2008 second quarter.

Because the fiscal 2008 third quarter does not completely correspond to the fiscal 2006 fourth quarter, management’s discussion of results of operations includes information regarding daily average sales rates and profitability performance as a percentage of net sales.

Following are the principal factors that impacted the Company’s results of operations during the quarterly period ended October 28, 2007:

•
Based on actual shipping days in each period, average daily net sales declined 9.4% during the 64-day fiscal 2008 third quarter compared to the 63-day fiscal 2006 fourth quarter.  The decline in average daily net sales continues to mirror the year-over-year decline in incoming order rates the Company has experienced since the fiscal 2006 third quarter resulting from the industry-wide slow down in business at retail.

•	Operating margin during the fiscal 2008 third quarter compared with the fiscal 2006 fourth quarter was favorably impacted by:

▪	a $3.3 million, or 88.8%, decline in restructuring and asset impairment related charges;

▪
an improvement in gross profit margin to 31.8% of net sales compared with 30.7% in the prior year quarter, principally as a result of the higher proportion of imported wood and metal products sold and lower delivered cost of those imported products (primarily lower inbound freight and delivery costs) as a percentage of net sales; partially offset by

▪
an increase in selling and administrative costs as a percentage of net sales, due to the decline in net sales.  These expenses actually declined by $1.3 million, or 7.0%, driven primarily by reductions in  temporary warehousing and storage costs for imported wood furniture products, lower early retirement and non-cash employee stock ownership plan (“ESOP”) costs (the ESOP was terminated in January 2007) and lower selling expenses, partially offset by the selling and administrative expenses incurred by Sam Moore.

•	The operations of Sam Moore Furniture are included in the Company’s results of operations as of the beginning of the fiscal 2008 second quarter.

Results of Operations

The following table sets forth the percentage relationship to net sales of certain items included in the consolidated statements of operations.

	Three Months Ended		Nine Months Ended
	October 28,	November 30,	October 28,	November 30,
	2007	2006	2007	2006
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	68.2	69.3	69.4	70.4
Gross profit	31.8	30.7	30.6	29.6
Selling and administrative expenses	20.7	20.5	20.6	20.6
Restructuring and asset impairment charges	0.5	4.1	0.3	2.5
Operating income	10.6	6.2	9.6	6.4
Other income (expense), net	0.4	(0.3)	0.5	0.0
Income before income taxes	11.0	5.9	10.1	6.4
Income taxes	3.9	2.0	3.7	2.4
Net income	7.1	3.9	6.4	4.0

Fiscal 2008 Third Quarter Compared to the Fiscal 2006 Fourth Quarter

Net sales for the fiscal year 2008 third quarter declined to $83.8 million compared to $91.0 million for the fiscal 2006 fourth quarter, principally due to lower unit volumes attributed to the industry-wide slow down in business at retail.  Based on actual shipping days in each period, average daily net sales declined 9.4% to $1.3 million per day during the 64-day fiscal 2008 third quarter compared to $1.4 million per day during the 63-day fiscal 2006 fourth quarter.

Net sales rates (i.e. average daily net sales) decreased for Hooker imported and domestically produced wood and metal furniture and Bradington-Young domestic and imported leather upholstered furniture for the fiscal 2008 third quarter compared to the fiscal 2006 fourth quarter, principally due to lower unit volume. These declines in unit volume were partially offset by $7.2 million in net sales of Sam Moore Furniture fabric upholstered furniture.

Overall, average selling prices increased slightly during the fiscal 2008 third quarter compared to the fiscal 2006 fourth quarter principally due to higher average selling prices for imported wood and metal furniture and domestic leather upholstered furniture, offset by a slight decline in average selling prices for imported leather upholstered furniture and a sharp decline in domestic wood furniture average selling prices.  Imported wood and metal furniture average selling prices for the fiscal 2008 third quarter increased principally due to the mix of products shipped, compared to the fiscal 2006 fourth quarter.  Domestic  leather upholstered furniture average selling prices increased principally due to an overall increase in per unit pricing.  The decline in imported leather upholstered prices was due to the mix of products shipped and higher discounting on slower-moving products.  The decline in domestically produced wood furniture selling prices was principally due to sharp discounting offered on discontinued products.

Gross profit margin increased to 31.8% of net sales in the fiscal 2008 third quarter compared to 30.7% in the fiscal 2006 fourth quarter, driven principally by the higher proportion of imported wood and metal products sold and the lower delivered cost of those products (primarily lower inbound freight and delivery costs) as a percentage of net sales,  partially offset by a  sharp decline in gross margin for domestically produced wood furniture.  The decline in gross margin on domestically produced wood furniture was primarily due to aggressive price discounting during the fiscal 2008 third quarter on these discontinued products.  Gross margins for leather upholstered furniture were flat compared to the prior year period.  Gross profit margin for Sam Moore’s fabric upholstered products amounted to 21.0% of Sam Moore’s sales during the current year quarter.

Selling and administrative expenses declined to $17.3 million for the fiscal 2008 third quarter, compared to $18.6 million for the fiscal 2006 fourth quarter, but increased slightly as a percentage of net sales to 20.7% from 20.5% due to lower net sales in the current year quarter.  The decrease in selling and administrative expenses was principally due to reductions in temporary warehousing and storage costs for imported wood furniture products, as well as lower non-cash ESOP costs and lower selling expenses, partially offset by the selling and administrative expenses incurred by Sam Moore.

During the fiscal year 2008 third quarter, the Company recorded restructuring charges of $419,000 ($260,000 after tax, or $0.02 per share) principally for additional asset impairment, disassembly and exit costs associated with the March 2007 closing of the Martinsville, Va. domestic wood manufacturing facility.

During the fiscal 2006 fourth quarter, the Company recorded $3.7 million ($2.3 million after tax, or $0.19 per share) in restructuring charges (net of restructuring credits) principally related to:

•	an asset impairment charge to write down the real and personal property at the Martinsville, Va. manufacturing facility to its estimated fair value ($4.2 million); net of
•
a restructuring credit, principally related to the reversal of previously accrued health care benefits for terminated employees at the former Roanoke, Va. facility that were not expected to be paid ($448,000).

Operating income for the fiscal 2008 third quarter increased to $8.9 million, or 10.6% of net sales, compared to operating income of $5.6 million, or 6.2% of net sales, in the fiscal 2006 fourth quarter, principally due to:

•	the $3.3 million, or 88.8% decrease in restructuring and asset impairment costs; and
•	the increase in gross profit margin to 31.8% from 30.7%; partially offset by
•	the $1.3 million, or 7.0% decrease in selling and administrative costs; however, these expenses increased as a percentage of net sales due to the decline in net sales.

Other income, net was $309,000, or 0.4% of net sales, for the fiscal 2008 third quarter compared to other expense, net of $261,000, or 0.3% of net sales, for the fiscal 2006 fourth quarter.  This improvement was the result of an increase in interest income, due to higher cash and cash equivalent balances, and a decrease in interest expense, due to lower debt levels.

The Company recorded income tax expense of $3.3 million for the fiscal 2008 third quarter and $1.8 million for the fiscal 2006 fourth quarter. The Company’s effective tax rate increased to 35.9% for the fiscal 2008 third quarter from 34.0% during the fiscal 2006 fourth quarter.  The Company’s effective tax rate in the 2006 fiscal fourth quarter was lower principally as a result of the correction of an error related to its accounting for the tax treatment of the ESOP.  See Note 11 – Income Taxes  included in the Notes to the  Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2006.

Fiscal year 2008 third quarter net income was $5.9 million, or $0.48 per share, compared to net income of $3.5 million, or $0.29 per share, in the fiscal 2006 fourth quarter.  Earnings per share improvements resulting from higher net income were reduced by a net increase in weighted average shares outstanding resulting from:  1) 1.2 million shares released to employees in the January 2007 termination of the ESOP,  partially offset by 2) the weighted average effect of common stock repurchases since February.

Fiscal 2008 First Nine Months Compared to the Fiscal 2006 Nine-Month Period ended November 30, 2006

Year-to-date, the Company reported net sales of $234.5 million, a decrease of $30.2 million or 11.4%, compared to $264.7 million in the nine-month period ended November 30, 2006, principally due to lower unit volume attributed to the industry-wide slow down in business at retail.  Based on actual shipping days in each period, average daily net sales declined 11.9% to $1.2 million per day during the 192 day fiscal 2008 nine-month period compared to $1.4 million per day during the 191 day fiscal 2006 nine-month period.  The Company experienced lower average daily unit volume shipments overall, and in every product category except import upholstery, which experienced a slight increase, comparing the fiscal 2008 first nine months to the nine-month period ended November 30, 2006.  Sam Moore fabric upholstery sales amounted to $13.9 million for the two quarters since it was acquired at the beginning of the fiscal 2008 second quarter.

Overall, average selling prices for the Company increased slightly.  The Company experienced slight increases in average selling prices for imported wood and metal and domestically produced leather upholstered furniture, offset by a slight decline in imported leather upholstered furniture average selling prices and a sharp decline in domestically produced wood furniture average selling prices.  Imported wood and metal furniture average selling prices for the fiscal 2008 first nine months increased in part due to the mix of products shipped and lower discounting, compared to the fiscal 2006 nine-month period.  The increase in domestically produced leather upholstered furniture average selling prices was principally due to an overall increase in per unit pricing combined with the mix of products shipped.  The decline in imported leather upholstered furniture average selling prices was due to the mix of products shipped and higher discounting on slow-moving products. The decline in domestically produced wood furniture average selling prices was due to sharp discounting offered on discontinued domestically produced wood furniture products.

Year-to-date, gross profit margin increased to 30.6% of net sales compared to 29.6% in the comparable 2006 period due to the larger proportion of sales of higher margin imported products and the lower delivered cost of those products (primarily lower inbound freight and delivery costs) as a percentage of net sales.

In the first nine months of fiscal 2008, selling and administrative expenses decreased $6.1 million, or 11.3%, to $48.4 million compared with $54.5 million in the fiscal 2006 nine-month period.  The decline is principally due to reductions in temporary warehousing and storage costs for imported wood furniture products, lower early retirement and non-cash ESOP costs, lower selling expenses and a gain on the settlement of a corporate-owned life insurance policy in connection with the death of a former executive of the company, partially offset by the selling and administrative expenses incurred by Sam Moore.  As a percentage of net sales, selling and administrative expenses approximated 20.6% in each period.

During the first nine months of fiscal 2008, the Company recorded aggregate restructuring charges (net of restructuring credits) of $763,000 ($473,000 after tax, or $0.04 per share) consisting of:

•
$893,000 for additional severance and related benefit costs, asset impairment, disassembly and exit costs associated with the closing of the Martinsville, Va. domestic wood manufacturing facility in March 2007; net of

•	a restructuring credit of $130,000 principally for previously accrued health care benefits for the Pleasant Garden, N.C. facility that are not expected to be paid.

During the fiscal 2006 nine-month period, the Company recorded $6.7 million ($4.1 million after tax or $0.35 per share) in restructuring charges, net  principally related to:

•	an asset impairment charge to write down the real and personal property at the Martinsville, Va. manufacturing facility to its estimated fair value ($4.2 million);
•	severance and related benefits and asset impairment charges related to the August 2006 closing of the Company’s Roanoke, Va. manufacturing facility ($2.7 million); and
•	asset impairment charges related to two former Bradington-Young showrooms ($140,000); net of
•	a restructuring credit, principally for previously accrued health care benefits for terminated employees at the former Pleasant Garden, N.C. facility that were not expected to be paid ($322,000).

The Company’s operating income for the first nine months of fiscal 2008 increased to $22.6 million, or 9.6% of net sales, compared to operating income of $17.0 million, or 6.4% of net sales, in the first nine months of fiscal 2006, principally due to:

•	the $5.9 million, or 88.6%, decrease in restructuring and asset impairment costs;
•	the increase in gross profit margin to 30.6% from 29.6%; and
•	the $6.1 million, or 11.3%, decline in selling and administrative costs; although these costs were 20.6% of net sales in both periods.

Other income, net was $1.2 million, or 0.5% of net sales for the first nine months of fiscal 2008 compared to other expense, net of $90,000 for the fiscal 2006 nine-month period.  This improvement was the result of an increase in interest income due to higher cash and cash equivalent balances and a decrease in interest expense on lower debt levels.

The Company recorded income tax expense of $8.7 million for the first nine months of fiscal 2008 and $6.3 million for fiscal 2006 nine-month period. The Company’s effective tax rate decreased to 36.5% for the first nine months of fiscal 2008 from 37.5% for the fiscal 2006 nine-month period.    The effective rate declined in the fiscal 2008 first nine months principally due to the tax effect of the ESOP.  The Company recorded no ESOP compensation cost during the current year period due to the termination of the ESOP in January 2007.  The effective rate also declined during the current year period partly due to the non-taxable gain recorded on the settlement of a corporate owned life insurance policy discussed previously.

Year-to-date net income rose by 42.3%, or $4.5 million, to $15.1 million or $1.19 per share, from $10.6 million, or $0.88 per share, in the fiscal 2006 nine-month period.  As a percent of net sales, net income increased to 6.4% in the 2008 nine-month period compared to 4.0% for the fiscal 2006 nine-month period.  Earnings per share improvements resulting from higher net income were reduced by a net increase in weighted average shares outstanding resulting from:  1) 1.2 million shares released to employees in the January 2007 termination of the ESOP, partially offset by 2) the weighted average effect of common stock repurchases since February 2007.

Outlook

The Company continued to experience declines in incoming orders during the fiscal 2008 third quarter.  The Company expects that retail conditions will continue to be sluggish well into next year.  However, financial performance for the remainder of fiscal 2008 should continue to show year-over-year improvement even in the face of weak sales, due to:

•	the cost-cutting measures implemented by the Company;
•	continued progress in managing the Company’s supply chain, warehousing and distribution operations; and
•	the elimination of costs associated with the closing of the Company’s wood furniture manufacturing facilities.

A number of expenses that occurred in the fiscal 2006 fourth quarter and fiscal 2007 two-month transition period are not expected to recur in the fourth quarter of fiscal 2008, including temporary port storage costs, early retirement costs and costs related to the termination of the ESOP.  The Company also expects to incur substantially less in restructuring and asset impairment costs during the fiscal 2008 fourth quarter.

During the fiscal 2008 second quarter, the Company successfully integrated the Sam Moore operations into the Company’s overall operations.  While Sam Moore has operated at a slight loss since acquired in April 2007, the Company is taking steps, including expanding the Sam Moore sales team and investigating additional distribution channels that the Company believes will help to generate sales growth and reducing operating expenses for the Sam Moore product lines.  As a result, the Company anticipates marginal profitability from Sam Moore in the 2009 fiscal year.

On October 24, 2007, the Company announced it signed a letter of intent to purchase the assets of Opus Designs Furniture, LLC, a specialist in moderately priced youth bedroom furniture. The transaction is expected to close by the end of January 2008, subject to, among other things, completion of due diligence and negotiation of a definitive acquisition agreement.  The acquisition would provide a solid foundation for the

Company to build a strong youth bedroom program at more moderate price points, with a more comprehensive product line and with superior sourcing arrangements compared to the Company’s current SmartKids youth furniture line.

In the fiscal 2008 fourth quarter, the Company plans to begin using a distribution facility located in the port area of Southern California.  As a result, the Company expects to improve its service and further reduce inbound and outbound freight cost to its dealers principally located on the U.S. West Coast, for certain imported wood and upholstered furniture products.

Financial Condition, Liquidity and Capital Resources

Balance Sheet and Working Capital

As of October 28, 2007, assets totaled $183.8 million, decreasing from $201.3 million at November 30, 2006, due to decreases in inventories, accounts receivable, property, plant and equipment,  prepaid expenses and other current assets, and other long-term assets, partially offset by increases in cash and cash equivalents, assets held for sale, cash surrender value of life insurance policies and intangible assets.  Shareholders’ equity at October 28, 2007 declined to $146.7 million, compared to $162.5 million at November 30, 2006, principally due to repurchases of common stock.  The Company’s long-term debt, including current maturities decreased to $8.6 million at October 28, 2007, from $11.0 million at November 30, 2006, as a result of scheduled debt repayments.

Working capital decreased $14.3 million or 11.5%, to $109.8 million as of October 28, 2007, from $124.0 million at the end of fiscal 2006, reflecting a $14.8 million decrease in current assets, partially offset by a $517,000 decrease in current liabilities.

The decrease in current assets is principally due to decreases of $16.8 million in inventories, $4.3 million in accounts receivable and $1.4 million in prepaid expenses and other current assets, offset by increases of $5.5 million in cash and cash equivalents and $2.3 million in assets held for sale.  Accounts receivable decreased principally due to lower sales.

Inventories decreased 24.7%, to $51.3 million as of October 28, 2007, from $68.1 million at November 30, 2006, principally due to:

•	declines in manufactured finished goods and work in process, principally due to the Company’s exit from domestic wood manufacturing; and,
•	a decline in purchases of imported wood inventories, resulting principally from lower sales volume and a continued refinement in supply chain initiatives; partially offset by
•	an increase in raw materials, principally related to Sam Moore fabric upholstery lines.

The decrease in current liabilities is attributed to a decrease of $1.4 million in other accrued expenses, offset by increases of $648,000 in accounts payable and $188,000 in current maturities of long-term debt.

Cash Flows – Operating, Investing and Financing Activities

During the nine months ended October 28, 2007, cash generated from operations ($32.7 million), a decrease in cash and cash equivalents ($9.7 million) and proceeds from the sale of property, plant and equipment ($2.1 million) funded the purchase and retirement of common stock ($26.8 million), the acquisition of Sam Moore Furniture (net of cash acquired) ($10.6 million), cash dividends ($3.8 million), principal payments on long-term debt ($1.9 million) and capital expenditures to maintain and enhance the Company’s business operating systems and facilities ($1.5 million).

During the nine months ended November 30, 2006, cash generated from operations ($10.7 million) and proceeds from the sale of property and equipment ($2.5 million) funded an increase in cash and cash equivalents ($5.0 million), the purchase of property, plant and equipment ($3.7 million), cash dividends ($2.9 million) and principal payments on long-term debt ($1.7 million).

Cash generated from operations during the first nine months of fiscal 2008 increased to $32.7 million compared with $10.7 million generated during the nine-month period ended November 30, 2006.  The increase was primarily due to lower payments made to suppliers and employees, increased interest income earned on larger cash and cash equivalent balances, and reduced interest payments on debt, partially offset by a decrease in cash received from customers and an increase in income tax payments.  The decline in payments to suppliers and employees in the first nine months of fiscal 2008 compared to the nine-month period ended November 30, 2006 is primarily due to a reduction in inventory levels and lower employee headcount.  The decline in cash received from customers for the first nine months of fiscal 2008 compared to the nine-month period ended November 30, 2006 is principally attributed to lower net sales.

The Company used $10.0 million of cash for investing activities during the first nine months of fiscal year 2008 compared to $1.2 million during the nine-month period ended November 30, 2006.  The Company acquired the assets of Sam Moore Furniture for $10.6 million in April 2007 (net of cash acquired) and invested $1.5 million to purchase property, plant and equipment during the fiscal 2008 nine-month period.  The Company also received $2.1 million in proceeds principally from the sale of machinery and other property located at the closed Martinsville, Va. manufacturing facility.  During the nine-month period ended November 30, 2006, the Company invested $3.7 million in purchases of property, plant and equipment.  The Company also received $2.5 million in proceeds during the fiscal 2006 period from the sale of property, plant and equipment (principally from the sale of the Roanoke, Va. and Pleasant Garden, N.C. facilities).

The Company used $32.5 million of cash for financing activities during the first nine months of fiscal 2008 compared to $4.6 million in the nine month period ended November 30, 2006.  During the first nine months of fiscal year 2008, the Company used $26.8 million to purchase and retire common stock, paid cash dividends of $3.8 million and made scheduled principal repayments of $1.9 million on the Company’s term loan.  In the nine-month period ended November 30, 2006, the Company paid cash dividends of $2.9 million and made scheduled principal repayments of $1.7 million on its term loan.

Swap Agreements

The aggregate fair market value of the Company’s interest rate swap agreement decreases when interest rates decline and increases when interest rates rise.  While interest rates have increased since the fiscal 2003 second quarter through the fiscal 2008 third quarter that ended October 28, 2007, overall, interest rates have declined since the original inception of the Company’s swap agreement in September 2000.  The aggregate decrease in the fair market value of the effective portion of this agreement of $106,000 ($171,000 pre-tax) as of October 28, 2007, and $109,000 ($175,000 pre-tax) as of November 30, 2006, is reflected under the caption “accumulated other comprehensive loss” in the consolidated balance sheets.  Substantially all of the aggregate pre-tax decrease in fair market value of the agreement is expected to be reclassified into interest expense during the next twelve months.

Debt Covenant Compliance

The credit agreement for the Company’s revolving credit facility and outstanding term loan contains, among other requirements, financial covenants as to minimum tangible net worth, debt service coverage, the ratio of funded debt to earnings before interest, taxes, depreciation and amortization and maximum capital expenditures.  The Company was in compliance with these covenants as of October 28, 2007.

Liquidity and Capital Expenditures

As of October 28, 2007, the Company had an aggregate $13.6 million available under its revolving credit facility to fund working capital needs.  Standby letters of credit in the amounts of: 1) $1.2 million, used exclusively to collateralize certain insurance arrangements and 2) $200,000 related to the Company’s imported product purchases, were outstanding under the Company’s revolving credit facility as of October 28, 2007.  There were no additional borrowings outstanding under the revolving credit line on October 28, 2007.  Any principal outstanding under the credit line is due March 1, 2008. Apart from its revolving credit facility, the Company also has an additional standby letter of credit outstanding in the amount of $80,000 related to its imported product purchases.

The Company believes it has the financial resources (including available cash and cash equivalents, expected cash flow from operations, and lines of credit) needed to meet business requirements for the foreseeable future, including working capital, dividends on the Company’s common stock, capital expenditures and repayments of outstanding debt.  Cash flow from operations is highly dependent on incoming order rates and the Company’s operating performance.  The Company plans to spend $250,000 to $750,000 in capital expenditures during the remainder of fiscal 2008, to maintain and enhance its operating systems and facilities.

During the nine months that ended October 28, 2007, the Company reduced outstanding long-term debt, including current maturities by $1.9 million, through scheduled debt payments.

Dividends

At its December 5, 2007 meeting, the board of directors of the Company declared a quarterly cash dividend of $0.10 per share, payable on February 28, 2008 to shareholders of record February 14, 2008.

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

Forward-Looking Statements

Certain statements made in this report, including certain statements under Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, are not historical facts, but are forward-looking statements.  These statements reflect the Company’s reasonable judgment and outlook with respect to future events and can be identified by the use of forward-looking terminology such as “believes,” “expects,” “projects,” “may,” “will,” “should,” “would,” “could,” or “anticipates,” or the negative thereof, or other variations thereon, or comparable terminology, or by discussions of strategy.  These statements are subject to risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements, including but not limited to:

•	general economic or business conditions, both domestically and internationally;

•	the cyclical nature of the furniture industry;

•	competition from non-traditional outlets, such as catalogs, internet and home improvement centers;

•	price competition in the furniture industry;

•	the Company’s ability to successfully implement its business plan to increase Sam Moore Furniture’s sales and improve its financial performance;

•	whether the Company will be able to consummate the proposed acquisition of Opus Designs and successfully integrate its business operations, increase its sales and improve its financial performance;

•	achieving and managing growth and change, and the risks associated with acquisitions, restructurings, strategic alliances and international operations;

•	adverse political acts or developments in, or affecting, the international markets from which the Company imports products, including duties or tariffs imposed on products imported by the Company;

•	changes in domestic and international monetary policies and fluctuations in foreign currency exchange rates affecting the price of the Company’s imported products;

•	supply, transportation and distribution disruptions, particularly those affecting imported products;

•	risks associated with the cost of imported goods, including fluctuation in the prices of purchased finished goods and transportation and warehousing costs;

•
risks associated with domestic manufacturing operations, including fluctuations in the prices of key raw materials, transportation and warehousing costs, domestic labor costs and environmental compliance and remediation costs;

•	higher than expected costs associated with product quality and safety, including regulatory compliance costs related to the sale of consumer products and costs related to defective products;

•	risks associated with distribution through retailers, such as non-binding dealership arrangements;

•	the Company’s ability to implement successfully its cost-saving strategies and warehousing, distribution and supply chain initiatives; and

•	capital requirements and costs.

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

The Company’s obligations under its revolving line of credit and term loan bear interest at variable rates.  The outstanding balance under the Company’s term loan, including current maturities, amounted to $8.6 million as of October 28, 2007.  The Company has entered into an interest rate swap agreement that, in effect, fixes the rate of interest on its term loan at 4.1% through 2010 (7.4% when the effect of a previously terminated swap agreement is taken into account when determining interest expense).  The notional principal value of the swap agreement is substantially equal to the outstanding principal balance of the term loan.  A fluctuation in market interest rates of one percentage point (or 100 basis points) would not have a material impact on the Company’s results of operations or financial condition.  For additional discussion of the Company’s swap agreement see “Swap Agreements” in Management’s Discussion and Analysis in the Company’s annual report on Form 10-K and this quarterly report.

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

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures
The Company’s management, with the participation of the Company’s principal executive officer and principal financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the Company’s fiscal quarter ended October 28, 2007.  Based on this evaluation, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this quarterly report to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure and are effective to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Controls

There have been no changes in the Company’s internal control over financial reporting during the Company’s quarter ended October 28, 2007, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information about common stock purchases by or on behalf of the Company during the quarter ended October 28, 2007:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Program
July 30, 2007 – September 2, 2007	87,650	$19.02	87,650	$10.0 million
September 3, 2007 – September 30, 2007	143,295	20.19	143,295	7.1 million
October 1, 2007 – October 28, 2007	182,800	20.95	182,800	3.3 million
Total	413,745	$20.28	413,745

On February 7, 2007, the Company announced that its Board of Directors had authorized the repurchase of up to $20 million of the Company’s common stock.  On June 6, 2007, the Company announced that its Board of Directors increased this stock repurchase authorization by $10 million to $30 million.  This authorization had no expiration date, but the Company completed the repurchase program in November 2007.  Since February 2007, the Company repurchased in open market transactions 1.4 million shares of Company common stock under this authorization at an average price of $21.36 per share, excluding commissions.

On December 5, 2007, the Company announced that its Board of Directors had approved a new authorization to repurchase up to $10 million of the Company’s common stock.  There is no expiration date for this authorization, but the Company expects the purchases to be completed within the next six months.  Repurchases may be made from time-to-time in the open market, or in privately negotiated transactions at prevailing market prices that the Company deems appropriate.  The Company plans to enter into a trading plan under Rule 10b5-1 of the Securities Exchange Act of 1934 for effecting some or all of the purchases under this repurchase authorization.  The trading plan will contain certain provisions that could restrict the amount and timing of purchases.  The Company will be able to terminate this plan at any time.

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
_________________
*Filed herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOOKER FURNITURE CORPORATION
Date: December 6, 2007	By:	/s/ R. Gary Armbrister
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
_________________
*Filed herewith