Form 10-K
period 2008-02-03
HOOKER FURNITURE CORP
filed 2008-04-16
CIK 1077688

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

Form 10-K
Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended February 3, 2008

Commission file number 000-25349

HOOKER FURNITURE CORPORATION
(Exact name of registrant as specified in its charter)

Virginia	54-0251350
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

440 East Commonwealth Boulevard, Martinsville, VA  24112
(Address of principal executive offices, Zip Code)

(276) 632-0459
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, no par value	NASDAQ Global Select Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes (  ) No (X)

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes (  ) No (X)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes (X) No (   )

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (  )

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):
Large accelerated Filer ( )	Accelerated Filer (X)
Non-accelerated Filer ( )	Smaller reporting company ( )
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes (   ) No (X)

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $190.4 million.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of April 14, 2008:

Common stock, no par value	11,517,737
(Class of common stock)	(Number of shares)

Documents incorporated by reference:  Portions of the registrant’s definitive Proxy Statement for its Annual Meeting of Shareholders scheduled to be held June 30, 2008 are incorporated by reference into Part III.

Hooker Furniture Corporation

Hooker Furniture Corporation
Part I
ITEM 1.                     BUSINESS

General

Incorporated in Virginia in 1924, Hooker Furniture Corporation (“Hooker”, “Hooker Furniture” or the “Company”) is ranked in the top 10 of the nation’s largest publicly traded furniture sources, based on 2006 shipments to U.S. retailers, according to Furniture/Today, a leading trade publication.  The 83-year old Company is a leading resource for residential wood, metal and upholstered furniture.  Major furniture categories include wall and entertainment units, and office, dining, bedroom, accent, occasional, and leather and fabric upholstered furniture for the home.  An extensive selection of designs and formats along with finish and cover options in each of these product categories makes the Company a comprehensive resource for retailers primarily targeting the upper-medium price range.  The Company’s principal customers are retailers of residential home furnishings who are broadly dispersed throughout North America.  Customers include independent furniture stores, specialty retailers, department stores, catalog merchants, interior designers and national and regional chains.

The Company markets wood and metal furniture under the Hooker Furniture and Opus brand names and markets upholstered furniture under the Bradington-Young and Sam Moore brand names.  Furniture is designed and marketed as stand-alone products or products within small multi-piece groups or broader collections offering a unifying style, design theme and finish.  Examples of Hooker Furniture collections include Preston Ridge, Waverly Place and Casablanca.  Products also are marketed by product category, such as The Great Entertainers, SmartWorks Home Office and Opus Designs by Hooker. Hooker’s wood and metal furniture is typically designed for and marketed to the upper-medium price range.  Under its Bradington-Young upholstery brand, the Company offers a broad variety of residential leather and fabric upholstered furniture and specializes in leather reclining and motion chairs, sofas, club chairs and executive desk chairs. Under its Sam Moore upholstery brand, the Company offers upscale occasional chairs with an emphasis on fabric-to-frame customization in the upper-medium to high-end price niches.  Domestically produced upholstered furniture is targeted at the upper and upper-medium price ranges, while imported upholstered furniture is targeted at the medium and upper-medium price ranges.  The Company is a comprehensive resource for retailers, offering furniture collections and products for virtually every room of the home.

Transforming the Company’s  Business Model

Since 2003, Hooker Furniture has transformed from a predominantly wood furniture manufacturer to a product design, global sourcing, logistics and marketing company for residential wood and upholstered furniture. Prior to 2003 nearly 70 percent of the Company’s net sales were derived from the sale of domestically produced wood furniture; subsequently, sales of the Company’s better valued imported wood furniture have rapidly overtaken sales of its domestically made furniture.  Hooker systematically closed its domestic wood furniture plants as its product mix increasingly shifted toward imported wood and metal furniture.  During the 2008 fiscal year the Company completed the transformation from a manufacturer to a marketer offering high-value wood, metal and upholstered furniture sourced globally as well as domestically-produced upholstered furniture.

In March 2007, Hooker Furniture closed its Martinsville, Va. wood furniture production facility, the last of its domestic wood furniture plants, marking the Company’s exit from domestic wood furniture manufacturing.

Also, on January 26, 2007, the Company terminated its Employee Stock Ownership Plan (“ESOP”). As of November 30, 2006, the ESOP, in which substantially all of the Company’s employees participated, held 23.4% of Hooker Furniture’s outstanding common stock, more than any other shareholder of the Company. The ESOP was discontinued primarily because of the fundamental change in the Company’s business model as a rising stock price and the Company’s diminishing employee base caused the ESOP to become too costly in this competitive industry. The annual costs of the ESOP averaged $3.4 million in the three fiscal years leading up to the termination.  As a result of the ESOP termination, the Company recorded an $18.4 million charge in the two-month transition period ended January 28, 2007. While this non-cash, non-deductible charge to earnings was significant, management believes that discontinuing the ESOP has better positioned the Company to compete going forward by bringing future benefit costs more in line with the industry, the Company’s new operating model and its current workforce level.

The Company’s goal to expand its offerings to furniture retailers led to the acquisition of the assets of Bradington-Young LLC in January 2003 and the assets of Sam Moore Furniture LLC in April 2007. These acquisitions provided Hooker’s customers with a broad array of upholstered seating options to complement its wood and metal furniture offerings. Additionally, in December 2007, the Company acquired certain assets of Opus Designs Furniture, LLC, a specialist in moderately-priced youth bedroom furniture. The Opus acquisition provides the Company with expanded product offerings in a previously under-developed niche.

With the exit from domestic wood furniture manufacturing, the addition of upholstery and expanded bedroom offerings, and the termination of the ESOP, Hooker Furniture’s transition to a design, marketing, logistics and global sourcing business model focused on imported wood and metal and domestically produced and imported upholstered home furnishings is now complete.  The Company believes the costs of reorganization are behind it and that the Company has emerged financially strong and well-positioned for continued success.

Strategy and Mission

The Company’s mission is to “enrich the lives of the people we touch through innovative home furnishings of exceptional value,” using the following strategy:

•
To offer world-class style, quality and product value as a complete residential wood, metal and upholstered furniture resource through excellence in product design, global sourcing, manufacturing, logistics, sales, marketing and customer service.

•
To be an industry leader in sales growth and profitability performance, providing an outstanding investment for our shareholders and contributing to the well-being of our employees, customers, suppliers and community neighbors.

•	To nurture the relationship-driven, team-oriented and integrity-minded corporate culture that has distinguished our Company for over 80 years.

The Company sells one category of products, home furnishings, which accounts for all of the Company’s net sales.  The percentages of net sales provided by each of its major product sub-categories for the 53-week fiscal year that ended February 3, 2008, the 2007 two-month transition period that ended January 28, 2007 and the twelve-month fiscal years that ended November 30, 2006 and 2005 are as follows:

		(2 mos.)
	2008	2007	2006	2005
Wood and metal furniture products	75%	80%	82%	82%
Upholstered furniture products	25%	20%	18%	18%
Total	100%	100%	100%	100%

Product Design and Product Collections and Styles

The Company’s product lines cover most major style categories, including European and American traditional, transitional, urban, country, casual and cottage designs.  The Company offers furniture in a variety of materials, such as various types of wood, metal, leather and fabric, as well as veneer and rattan, often accented with marble, stone, slate, ceramic, glass, brass and/or hand-painted finishes.  Products are designed to be attractive to consumers both as individual furniture pieces and as pieces within whole-home collections.  The Company believes its wide variety of product categories, styles and finishes enables it to anticipate and respond quickly to changing consumer preferences.  The Company offers retailers a comprehensive furniture resource principally in the upper-medium price range and additional products within both the upscale and medium price ranges.  Based on sales and market acceptance, the Company believes its products represent good value, and the style and quality of its furniture compares favorably with more premium-priced products.

The product life cycle for furniture continues to shorten as consumers demand innovative new features, functionality, style, finishes and fabrics that will enhance their lifestyle while providing value and durability.  The Company believes its distinctive product design, development and market-launch process provides it with a competitive advantage.  Hooker designs and develops new styles in each of its product categories semi-annually to replace discontinued products and collections, and in some cases, to enter new product categories.  The Company’s product design process begins with the marketing team identifying customer needs and trends and conceptualizing product ideas and features.  A variety of sketches are produced, usually by independent designers, from which prototype furniture pieces are built.  The Company invites some of its independent sales representatives and a representative group of dealers to view and critique the prototypes.  Based on this input, the Company may modify the designs.  Then, the Company’s engineering department, or one or more of the Company’s off-shore suppliers, prepares a sample for full-scale production.  The Company generally introduces its new product styles at the International Home Furnishings Market held each fall and spring in High Point, North Carolina, and supports new product launches with promotions, public relations, product brochures, websites and point-of-purchase consumer materials.

Rapid changes in consumer electronics technology prompt continual product format updates in the home entertainment and home office furniture categories.  In these two categories, Hooker strives for innovation and is recognized as an industry leader.

This was a year of transition for the Company’s entertainment furniture from domestic to total import, as well as the continued transition to mostly console formats for flat screen televisions. While this resulted in some deflation in price points, margins increased in this category and several new product introductions sold well at retail. With flat screen LCD and Plasma TV’s coming down in price, consumers demanded taller consoles with more sophisticated design. These consoles also offer a smaller footprint, making them more versatile in the home. The Company had success with several new formats, some of which included room for center channel speakers. The Company also launched a line of furniture that is designed for the audio/video enthusiast, which includes extra depth for large components, ventilated shelves and easy access for installation, in cleaner styles that appeal to this consumer.

In the home theater wall category, the Company offset price point deflation with larger wall units 94” to 104” high that are styled for the atrium family rooms of new homes. The Company introduced several new styles, including a sophisticated look with hidden pocket doors or lift units that accommodate 55” televisions.

With the Company well established in the large executive office category, it has focused its efforts on the growing market of younger consumers who want smaller, more flexible office solutions.  The Company developed a new format for this market, which is selling well at a variety of dealers. The Company also developed another version of this smaller office for a national department store chain.  During the past year, the Company did not neglect its core executive business, developing a group that has the look of built in wall cabinets that offers entertainment function, a bar unit as well as office furniture.

Bradington-Young continues to expand its distribution channels with global sourcing of leather seating in more moderate price points than the upper-end niche occupied by its domestically produced seating.  In fiscal 2008, Bradington-Young continued to expand its imported Seven Seas Seating line, originally launched in late 2003 to round out its assortment and appeal to a broader customer base. During fiscal 2008, Bradington-Young addressed the popular fabric/leather collage stationary seating category with numerous successful introductions.  These introductions, combined with executive seating offerings, enabled Bradington-Young  to finish a very difficult year with a slight increase in leather upholstered furniture sales.  2008 was also a difficult year for Bradington-Young’s domestic product offerings.  Its Sectional Seating by Design Program and Designer Direct Program, both introduced over the last year and a half, were bright spots in an otherwise challenging year.

Sam Moore’s product offerings fill several niches in the occasional chair category, offering exposed wood as well as fully upholstered seating.  Sam Moore’s occasional seating covers multiple styles that include upholstered swivel rockers, club chairs, wings, chaises, benches, ottomans, office chairs, settees, dining chairs and barstools in 18th Century, French, contemporary, shaker and mission styles.   Most chair styles are available in a choice of either fabric or leather.

Sam Moore has a modern finishing facility that offers a choice of 25 different finishes on any exposed wood chair selection.  Over one-half of the styles shipped are custom ordered with the customer’s choice of leather, fabric and finish.  Options include different color and size of nail trim, bullion, fringe or contrasting pillows.  Since most orders are custom made, Sam Moore customers may provide their own fabric (customer’s own material “COM”) to be applied to a chair.  In fact, COM is the most popular fabric application choice of customers.

Sam Moore imports three dozen seating styles from the Far East (principally China) in leather for immediate shipment in a single color selection.  In addition, Sam Moore expects to bring its customization expertise to Hooker’s line of imported decorative dining and occasional seating.  Presently, Hooker offers over three dozen decorative seating products, each in a single fabric and finish.  In the near future, Sam Moore expects to customize and expand this line by offering this seating in its wide range of fabrics and leather, as well as its multiple finishes.  It is Sam Moore’s goal to live up to its reputation as “America’s Premier Chair Specialist” by offering a quality product from a complete selection of chairs in fresh leathers and fabrics with exceptional wood finishes.

In December 2007, the Company acquired certain assets of Opus Designs Furniture LLC, a specialist in moderately priced youth bedroom furniture.  The acquisition provides the Company with appealing designs sourced through superior offshore vendors in the youth bedroom category.

Sourcing

Hooker Furniture has the capability, resources, longstanding business relationships and experience to efficiently and cost effectively source its wood, metal and upholstered furniture.

Imported Products

The Company has sourced products from foreign manufacturers since 1988.  In the past Hooker Furniture has imported both finished furniture, as well as furniture that it assembles, in a variety of styles, materials and product lines. The Company believes the best way to leverage its financial strength and differentiate its import business from the industry is through innovative and collaborative design, outstanding products, great value, consistent quality, easy ordering, and world-class global logistics and distribution systems.  Imported wood, metal and upholstered furniture accounted for approximately 76% of net sales in fiscal 2008 and the 2007 two-month transition period, 73% of net sales in fiscal 2006 and 62% of net sales in fiscal 2005.

The Company imports products primarily from China, the Philippines, Mexico, Indonesia, Vietnam, Honduras and Malaysia through direct relationships with factories and with agents representing other factories.  Because of the large number and diverse nature of the foreign factories from which the Company sources its imported products, the Company has significant flexibility in the placement of products in any particular factory or country.  Factories located in China are an important resource for the Company.  In fiscal 2008, imported products sourced from China accounted for approximately 87% of import purchases; and the factory in China from which the Company directly sources the most product accounted for approximately 38% of the Company’s worldwide purchases of imported product.  A sudden disruption in the Company’s supply chain from this factory, or from China in general, could significantly impact the Company’s ability to fill customer orders for products manufactured at that factory or in that country.  If such a disruption were to occur, the Company believes that it would have sufficient inventory to adequately meet demand for approximately three months.  Also, with the broad spectrum of product the Company offers, the Company believes that, in some cases, buyers could be offered similar product available from alternative sources.  The Company believes that it could, most likely at higher cost, source most of the products currently sourced in China from factories in other countries and could produce certain upholstered products domestically at its own factories.  However, supply disruptions and delays on selected items could occur for up to six months.  If the Company were to be unsuccessful in obtaining those products from other sources or at a comparable cost, then a sudden disruption in the Company’s supply chain from its largest import furniture supplier, or from China in general, could have a short-term material adverse effect on the Company’s results of operations. Given the capacity available in China and other low-cost producing countries, the Company believes the risks from these potential supply disruptions are manageable.

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

For imported products, the Company generally negotiates firm pricing with its foreign suppliers in U.S. Dollars, typically for a term of at least one year.  The Company accepts the exposure to exchange rate movements beyond these negotiated periods without using derivative financial instruments to manage this risk.  Since the Company transacts its imported product purchases in U.S. Dollars, a relative decline in the value of the U.S. Dollar could increase the price the Company pays for imported products beyond the negotiated periods.  The Company generally expects to reflect substantially all of the effects of any price increases from suppliers in the prices it charges for imported products.  These price changes could adversely impact sales volume and profit margin during affected periods. Conversely, a relative increase in the value of the U.S. Dollar could decrease the cost of imported products and favorably impact net sales and profit margins during affected periods.  See also “Item 7A. Quantitative and Qualitative Disclosures about Market Risk.”

Manufacturing and Raw Materials

At February 3, 2008, the Company operated approximately 639,000 square feet of manufacturing and supply plant capacity in North Carolina and Virginia for its domestic upholstered furniture production.  The Company considers its machinery and equipment generally to be modern and well-maintained.

The Company believes there is a viable future for domestically produced upholstery, which has been less affected by import competition over the last five years than wood furniture production.  Domestic seating companies with strong niches and an upper-medium to high-end price point have been the least impacted by lower cost imports.  In addition, domestic upholstery manufacturers have two key competitive advantages to imported upholstery manufacturers:

•	Offering customized cover-to-frame and fabric-to-frame combinations to the upscale consumer and interior design trade; and
•	Offering quick four to six-week product delivery.

Due to these competitive advantages, the Company remains committed to maintaining domestic production of upholstered furniture.

Bradington-Young’s strategy for its two upholstered furniture production facilities and two upholstered furniture supply plants is to be a comprehensive leather resource for retailers positioned in the upper and upper-medium price ranges.  Bradington-Young offers a comprehensive selection of approximately 250 leather covers for domestically produced upholstered furniture.  The motion category comprises approximately 44% of Bradington-Young’s domestic production.  The upholstery manufacturing process begins with the cutting of leather or fabric and the cutting and precision machining of frames.  Precision frames are important for motion furniture to operate properly and to provide durable service over the life of the products.  Finally, the cut leather or fabric upholstery, frames, foam and other materials are assembled to build reclining chairs, executive seating, stationary seating and multiple seat reclining furniture.

Sam Moore’s strategy for its upholstery production facility is to be a complete source of fashionable upholstered chairs for all rooms of the home and other upholstered accent pieces, such as decorative upholstered headboards.  Sam Moore offers a diverse range of approximately 300 different styles of upholstered products in over 800 fabric choices and over 100 leather choices. Sam Moore produces 95% of its products domestically at its single, large manufacturing facility in Bedford, Va.

Significant materials used in manufacturing upholstered furniture products include leather or fabric, foam, wooden frames and metal mechanisms.  Most of the leather is imported from Italy, South America and China.  Leather is purchased as full hides, which  Bradington-Young and Sam Moore then cut and sew, and as pre-cut and sewn hides processed by the vendor to pattern specifications.

Costs for leather and leather products from Asia have increased significantly due to higher labor and freight costs, changes in foreign tax incentives and increased costs for premium leather hides sourced from Europe.  The costs for these products have also been affected by the weaker U.S. dollar. As a result, Bradington-Young dealer prices were increased at the Fall International Furniture Market in High Point, N.C., and will be increased again at the Spring market. These increases could affect demand, although the Company believes the impact will be less significant for Bradington-Young, with its upper-medium price position, compared to the more promotional end of the leather market.

The Company believes that its sources for raw materials are adequate and that it is not dependent on any one supplier.  The Company’s five largest suppliers accounted for approximately 29% of its raw materials supply purchases for its domestic upholstered furniture manufacturing operations in fiscal 2008.

Distribution

The general marketing practice followed in the furniture industry is to exhibit products at international and regional furniture markets attended by buyers for furniture retailers.  In the spring and fall of each year, the world’s largest furniture market is held in High Point, N. C.  The Company utilizes 94,000 square feet of showroom space in High Point to introduce new products and collections; increase sales of existing products; and design and test innovative features, products and marketing programs.

The Company sells its furniture through over 100 independent sales representatives to retailers of residential home furnishings, who are broadly dispersed throughout North America, including:

•
independent furniture retailers such as Furnitureland South of Jamestown/High Point, N.C., Louis Shanks of Texas, Baer’s Furniture of South Florida, and Berkshire Hathaway-owned companies Star Furniture, Jordan’s Furniture, Nebraska Furniture Mart and R.C. Willey;

•	department stores such as Macy’s and Dillard’s;

•	regional chain stores such as Raymour & Flanigan, Robb & Stucky and Haverty’s;

•	national chain stores such as Z Gallerie; and

•	catalog merchandisers such as Frontgate and the Horchow Collection, a unit of Neiman Marcus.

The Company sold to over 4,900 customers during fiscal 2008.  No single customer accounted for more than 3% of the Company’s net sales in 2008.  No significant part of the Company’s business is dependent upon a single customer, the loss of which would have a material effect on the business of the Company.  However, the loss of several of the Company’s major customers could have a material impact on the business of the Company.  In addition to the Company’s broad domestic customer base, approximately 3% of the Company’s net sales in 2008 were to international customers.

The Company believes this broad network of retailers and independent sales representatives reduces its exposure to regional recessions and allows it to capitalize on emerging trends in channels of distribution.

The Company offers tailored merchandising programs, such as its SmartLiving ShowPlace in-store galleries, Seven Seas Treasures boutiques and home entertainment and SmartWorks Home Office galleries, to address each channel of distribution.  These galleries are currently dedicated principally to furniture groups and whole-home collections under the Hooker and Bradington-Young brands, with plans to increase the number of galleries that carry the Company’s Sam Moore and Opus brands.  These galleries typically comprise 3,500 to 8,000 square feet of retail space.  The mission of the SmartLiving program is to develop progressive partnerships with retailers by providing a merchandising and marketing plan to drive increased sales and profitability and positively impact consumers’ purchase decisions, satisfaction and loyalty through an enhanced shopping experience.

Since 2003, an important development for imported furniture products has been the offering of the Seven Seas Treasures retail boutique program to dealers.  Currently, over 300 dealers dedicate space in their stores to display the Company’s Seven Seas Treasures line of imported upscale and casual dining room furniture, metal beds, occasional tables and functional accents, including hand-painted furniture, carved writing desks, tables and chests.  In the home entertainment and home office categories, in which Hooker is recognized as an industry leader, the Company has well-developed product specialty gallery programs supported by semi-annual national sales promotions, a special Website dealer locator and point-of-purchase collateral materials. Currently, there are approximately 325 dealers that have Home Entertainment by Hooker galleries and approximately 245 dealers that have SmartWorks Home Office galleries in their retail stores.  In addition, over 1,500 retailers offer Bradington-Young leather upholstery products and over 1,500 retailers offer Sam Moore Furniture occasional seating products.

In fiscal 2008, the Company expanded its distribution channels by hiring a senior executive charged with developing a private label/limited distribution program targeting large national retailers.  The Company anticipates this program will increase sales to large national accounts.

Warehousing, Inventory and Supply Chain Management

During fiscal year 2008, Hooker Furniture continued to refine its supply chain and sourcing operations via systems enhancements and personnel additions both in the U.S. and China.  Investments made in a new Global Purchasing System and a web-based Global Sourcing Management System, coupled with planned upgrades to current demand and inventory planning platforms, have helped the Company drive down inventories, reduce lead times and improve order fulfillment rates.

The Company distributes furniture to retailers from its distribution centers and warehouses in Virginia and North Carolina, as well as directly from Asia and Latin America via its Container Direct Program. In 2004, the Company entered into a warehousing and distribution arrangement in China with its largest supplier of imported products.  The warehouse and distribution facilities are owned by the supplier and operated by that supplier and a third party utilizing a global warehouse management system that updates daily the Company’s central inventory management and order processing systems.  Under the Container Direct Program, the Company offers directly to retailers in the U.S. a focused mix of over 400 of its best selling items sourced from this supplier.  By doing so, the Company achieved an approximately 97% in-stock percentage at this facility during fiscal 2008. The program features an internet-based product ordering system and a delivery notification system that is easy to use and available to the Company’s pre-registered dealers.  In addition, the Company also ships containers directly from a variety of other suppliers in Asia and Honduras. The Company is committed to exploring ways to continually improve its distinctive, value-added Container Direct Program through additional warehouses at key vendors, product consolidation and routing strategies aimed at shortening delivery times and providing significant cost savings for retailers.

In January 2008, the Company opened a West Coast distribution center in Carson, California. The Company anticipates that the 80,000-square-foot warehouse, which became fully operational in February 2008, will stock 550 of the Company's best-selling products for quick shipment to customers in California, Arizona, New Mexico, Nevada, Oregon and Washington.  While delivery times and costs will vary from customer to customer, the Company expects that, on average, it can remove approximately ten days of delivery time and reduce inland freight costs by 6-10% for the products processed through this facility, providing 80% of the Company’s products to its West Coast dealers more quickly and at lower inventory costs.

Seven Seas Seating, Bradington-Young’s line of imported upholstered furniture has experienced rapid growth since its introduction in the 2003 fourth quarter. Seven Seas Seating continued to experience net sales growth in fiscal 2008, increasing by $1.1 million, or 8.6%, to $14.2 million compared to $13.1 million in fiscal 2006.  Unlike domestic upholstered production, these products are purchased based on a forecast of product demand and shipped out of inventory from 109,000 square feet of leased warehouse space in Cherryville, N.C.  Seven Seas Seating may also be purchased under the Container Direct Program, and a container order can include any of the product produced at a given plant.

Sam Moore imports and warehouses for immediate order fulfillment thirty-four styles of leather club and desk chairs.  Twenty-nine styles come from one factory in China.  Five styles come from one factory in the Philippines.  For inventory, Supply Chain personnel order mixed containers from each country based on rate of sale.  Orders are shipped from Sam Moore's facility in Bedford, Va.  All styles can be ordered and shipped directly in full container quantities to any Sam Moore account.

In 2006, Hooker Furniture’s import distribution operations were certified as a full participant in the U.S. Department of Homeland Security, Customs Trade Partnership Against Terrorism (C-TPAT) program.  C-TPAT is a joint government-business initiative designed to ensure proper security procedures are in place to protect the flow of global trade. Through C-TPAT, U.S. Customs and Border Protection has joined with importers, carriers, brokers, warehousemen and manufacturers to provide the highest level of security while facilitating the movement of goods entering the United States.  To qualify for membership in C-TPAT, participating companies must conduct a detailed self-assessment of supply chain security using the C-TPAT security guidelines created by Customs and the trade community. Companies must also complete and submit a supply chain security profile questionnaire to Customs and implement a program to enhance security throughout the supply chain in accordance with the C-TPAT guidelines. Upon C-TPAT certification, members receive expedited handling and processing of their goods into the United States.

The Company schedules purchases of imported furniture and production of domestically manufactured upholstered furniture based upon actual and anticipated orders and product acceptance at furniture markets.  The Company strives to provide imported and domestically produced furniture on-demand for its dealers.  During fiscal year 2008, the Company shipped 75% of all wood and metal furniture orders and 62% of all upholstery orders within 30 days of order receipt.  It is the Company’s policy and industry practice to allow order cancellation for wood and metal furniture up to the time of shipment; therefore, customer orders for wood and metal furniture are not firm.  However, domestically produced upholstered product orders are predominantly custom-built and shipped within six weeks after the order is received and consequently, cannot be cancelled once the leather or fabric is cut.

The Company’s backlog of unshipped orders for all of its products amounted to $31.3 million or approximately five weeks of sales as of February 3, 2008.  For the last three years, over 92% of all orders booked were ultimately shipped.  Management considers orders and backlogs to be one helpful indicator of sales for the upcoming 30-day period, but because of the Company’s quick delivery and its cancellation policy, management does not consider order backlogs to be a reliable indicator of expected long-term business.

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

In November 2004 and January 2005, the U.S. Department of Commerce found that certain Chinese furniture manufacturers were dumping products into the U.S. market and imposed tariffs on Chinese companies for wood bedroom products exported to the U.S.  The tariff  rates were approved in a subsequent action by the International Trade Commission, based on measured damage to the U.S. furniture manufacturing industry caused by illegal dumping.  Tariffs on imported bedroom furniture have not and are not expected to have a material adverse effect on the Company’s results of operations.

Employees

As of February 3, 2008, the Company had approximately 950 employees.  None of the Company’s employees are represented by a labor union.  The Company considers its relations with its employees to be good.

Patents and Trademarks

The Hooker Furniture, Bradington-Young and Sam Moore trade names represent many years of continued business.  The Company believes these trade names are well-recognized and associated with quality and service in the furniture industry.  The Company also owns a number of patents and trademarks, none of which is considered to be material to the Company.

Hooker, the “H” logo, Bradington-Young, the “B-Y” logo, Sam Moore, Sam Moore Furniture Industries, Sam Moore Furniture, LLC, America’s Premier Chair Specialist, Opus Designs, Furnishings by Opus Designs, Forever Young, Alexander Taylor, Belle Vista, Casablanca, North Hampton, Summerglen, Vineyard, Chatham, Brookhaven, Belle Grove, Villa Grande, Villa Florence, Fairview, Mirabel,  Preston Ridge, Sectional Sofas by Design, Seven Seas, Seven Seas Seating, SmartKids-Youth Furniture for Life,  SmartLiving ShowPlace, SmartWorks Home Office, The Great Entertainers,  Wexford Square and Waverly Place are trademarks of Hooker Furniture Corporation.

Governmental Regulations

The Company is subject to federal, state, and local laws and regulations in the areas of safety, health, environmental pollution controls and imports.  Compliance with these laws and regulations has not in the past had any material effect on the Company’s earnings, capital expenditures, or competitive position; however, the effect of compliance in the future cannot be predicted.  Management believes that the Company is in material compliance with applicable federal, state and local safety, health, environmental and imports regulations.

 Compliance with regulations promulgated under the Sarbanes-Oxley Act of 2002 related to the documentation and testing of internal control over financial reporting and other corporate governance matters has had a significant impact on the Company’s results of operations in ensuing years.

Additional Information

You may visit the Company online at www.hookerfurniture.com, www.bradington-young.com, www.sammoore.com and www.opusdesigns.net.  The Company makes available, free of charge through its website, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and other documents as soon as practical after filing or furnishing the material to the Securities and Exchange Commission.    A free copy of the Company’s Form 10-K may also be obtained by contacting Robert W. Sherwood, Vice President - Credit, Secretary and Treasurer at the corporate offices of the Company.

Forward-Looking Statements

Certain statements made in this report, including under “Item 1 - Business” and “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations,” are not based on historical facts, but are forward-looking statements.  These statements reflect the Company’s reasonable judgment with respect to future events and typically can be identified by the use of forward-looking terminology such as “believes,” “expects,” “projects,” “intends,” “plans,” “may,” “will,” “should,” “would,” “could”  or “anticipates,” or the negative thereof, or other variations thereon, or comparable terminology, or by discussions of strategy.  Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements.  Those risks and uncertainties include but are not limited to:

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

•	the Company’s ability to successfully implement its business plan to increase Sam Moore Furniture’s and Opus Designs’ sales and improve their financial performance;

•	achieving and managing growth and change, and the risks associated with acquisitions, restructurings, strategic alliances and international operations;

•	higher than expected costs associated with product quality and safety, including regulatory compliance costs related to the sale of consumer products and costs related to defective products;

•	risks associated with distribution through retailers, such as non-binding dealership arrangements;

•	capital requirements and costs;

•	competition from non-traditional outlets, such as catalogs, internet and home improvement centers; and

•
changes in consumer preferences, including increased demand for lower quality, lower priced furniture due to declines in consumer confidence and/or discretionary income available for furniture purchases.

Any forward looking statement that the Company makes speaks only as of the date of that statement, and the Company undertakes no obligation to update any forward-looking statements whether as a result of new information, future events, or otherwise.

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

The furniture industry is very competitive and fragmented. The Company competes with many domestic and foreign manufacturers. Some competitors have greater financial resources than the Company and often offer extensively advertised, well-recognized, branded products. Competition from foreign producers has increased dramatically in the past few years. The Company may not be able to meet price competition or otherwise respond to competitive pressures, including increases in supplier and production costs. Also, due to the large number of competitors and their wide range of product offerings, the Company may not be able to continue to differentiate its products (through styling, finish and other construction techniques) from those of its competitors. In addition, large retail furniture dealers have the ability and could at any time begin to obtain offshore sourcing on their own. As a result, the Company is continually subject to the risk of losing market share, which may lower sales and earnings.

An economic downturn could result in a decrease in sales and earnings.

The furniture industry is subject to cyclical variations in the general economy and to uncertainty regarding future economic prospects. Home furnishings are generally considered a postponeable purchase by most consumers. Economic downturns could affect consumer spending habits by decreasing the overall demand for home furnishings. These events could also impact retailers, the Company’s primary customers, possibly resulting in a decrease in the Company’s sales and earnings.  Changes in interest rates, consumer confidence, new housing starts, existing home sales, and geopolitical factors are particularly significant economic indicators for the Company.

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

A loss of several large customers through business consolidations, failures or other reasons could result in a decrease in future sales and earnings.

The loss of several of the Company’s major customers through business consolidations or failures or otherwise, could materially adversely affect the sales and earnings of the Company.  Lost sales may be difficult to replace.  Amounts owed to the Company by a customer whose business fails may become uncollectible.

The Company’s ability to grow sales and earnings depends on the successful execution of its business strategies.

Since 2003, the Company has transitioned from manufacturing most of its products to sourcing most of its products from offshore suppliers.  As a result, the Company is now primarily a design, sourcing, marketing and logistics company.  The Company’s ability to maintain and grow sales and earnings depends on the continued correct selection and successful execution and refinement of its overall business strategies and business systems for designing, marketing, sourcing, distributing and servicing its products. The Company must also make good decisions about product mix and inventory availability targets.  Since the Company has exited domestic manufacturing of wood furniture and is now completely dependent on offshore suppliers for wood and metal furniture products, the Company must continue to enhance relationships and business systems that allow it to continue to work more efficiently and effectively with its global sourcing suppliers.  The Company also must continue to evaluate the appropriate mix between domestic manufacturing and foreign sourcing for upholstered products.  All of these factors affect the Company’s ability to grow sales and earnings.

The Company depends on suppliers in China for a high proportion of its imported furniture products, and a disruption in supply from China or from the Company’s most significant Chinese supplier could adversely affect the Company’s ability to timely fill customer orders for these products and the costs of these products to the Company.

In fiscal 2008, imported products sourced from China accounted for approximately 87% of the Company’s import purchases; and the factory in China from which the Company directly sources the largest portion of its import products accounted for approximately 38% of the Company’s worldwide purchases of imported products.  A sudden disruption in the Company’s supply chain from this factory, or from China in general, could significantly impact the Company’s ability to fill customer orders for products manufactured at that factory or in that country.  If such a disruption were to occur, the Company believes that it would have sufficient inventory to adequately meet demand for approximately three months.  The Company believes that it could, most likely at higher cost, source most of the products currently sourced in China from factories in other countries and could produce certain upholstered products domestically at its own factories.  However, supply disruptions and delays on selected items could occur for up to six months before remedial measures could be implemented.  If the Company were to be unsuccessful in obtaining those products from other sources or at comparable cost, then a sudden disruption in the Company’s supply chain from its largest import furniture supplier, or from China in general, could have a short-term material adverse effect on the Company’s results of operations.

Changes in the value of the U.S. Dollar compared to the currencies for the countries from which the Company obtains its products could adversely affect net sales and profit margins.

For imported products, the Company generally negotiates firm pricing with its foreign suppliers in U.S. Dollars for periods typically of at least one year.  The Company accepts the exposure to exchange rate movements beyond these negotiated periods without using derivative financial instruments to manage this risk.  Since the Company transacts its imported product purchases in U.S. Dollars, a relative decline in the value of the U.S. Dollar could increase the price the Company must pay for imported products beyond the negotiated periods. These price changes could adversely impact net sales and profit margins during affected periods.

The Company’s dependence on offshore suppliers could, over time, adversely affect its ability to service customers, which could lower future sales and earnings.

In March 2007, the Company exited domestic wood furniture manufacturing.  The Company now relies exclusively on offshore suppliers for its wood and metal furniture products.  The Company’s offshore suppliers may not supply goods that meet the Company’s quality, design or other specifications in a timely manner and at a competitive price. If the Company’s suppliers do not meet the Company’s specifications, the Company may need to find alternative vendors, potentially at a higher cost, or may be forced to discontinue products. Also, delivery of goods from offshore vendors may be delayed for reasons not typically encountered for domestically manufactured wood and metal furniture, such as shipment delays caused by customs or labor issues. The Company’s failure to fill customer orders during an extended business interruption by a major offshore supplier could negatively impact existing customer relationships resulting in decreased sales and earnings.

Because the Company relies on offshore sourcing for all of its wood and metal products, and for some of its upholstered products, it is subject to changes in local government regulations, which could result in a decrease in earnings.

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

Since March 2007, the Company’s domestic manufacturing operations consist solely of upholstered furniture.  A decline in demand for the Company’s domestically produced upholstered furniture could result in the realignment of domestic manufacturing operations and capabilities and the implementation of cost savings programs. These programs could include the consolidation and integration of facilities, functions, systems and procedures. The Company may decide to source certain products from offshore suppliers, instead of continuing to manufacture them domestically.  These realignments and cost savings programs typically involve initial upfront costs and could result in decreases in the Company’s near-term earnings before the expected cost reductions from realignment are realized. The Company may not always accomplish these actions as quickly as anticipated and may not fully achieve the expected cost reductions.

Fluctuations in the price, availability and quality of raw materials for the Company’s domestically manufactured upholstered furniture could cause manufacturing delays, adversely affect the Company’s ability to provide goods to its customers and increase costs, any of which could decrease the Company’s sales and earnings.

The Company uses various types of wood, leather, fabric, foam and other filling material, high carbon spring steel, bar and wire stock and other raw materials in manufacturing upholstered furniture. The Company depends on outside suppliers for raw materials and must obtain sufficient quantities of quality raw materials from these suppliers at acceptable prices and in a timely manner. The Company does not have long-term supply contracts with its suppliers. Unfavorable fluctuations in the price, quality and availability of required raw materials could negatively affect the Company’s ability to meet the demands of its customers. The inability to meet customers’ demands could result in the loss of future sales.  The Company may not always be able to pass along price increases in raw materials to its customers due to competition and market pressures.

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

ITEM 1B.                   UNRESOLVED STAFF COMMENTS

None.

ITEM 2.                     PROPERTIES

Set forth below is information with respect to the Company’s principal properties.  The Company believes all of these properties are well-maintained and in good condition.  The Company believes its manufacturing facilities are efficiently utilized.  During fiscal 2008, the Company estimated its upholstery operations operated at approximately 69% of capacity on a one-shift basis.  The Company closed its last domestic wood manufacturing plant located in Martinsville, Va. in March 2007 and completed the sale of the real property and equipment in December 2007.  All Company production facilities are equipped with automatic sprinkler systems, except for the Woodleaf, N.C. facility.  All facilities maintain modern fire and spark detection systems, which the Company believes are adequate.  The Company has leased certain warehouse facilities for its distribution and imports operation on a short and medium-term basis. The Company expects it will be able to renew or extend these leases or find alternative facilities to meet its warehousing and distribution needs at a reasonable cost.  All facilities set forth below are active and operational and represent approximately 2.3 million square feet of owned or leased space.

Location	Primary Use	Approximate Size in Square Feet	Owned or Leased
Martinsville, Va.	Corporate Headquarters	43,000	Owned
Martinsville, Va.	Distribution and Imports	580,000	Owned
Martinsville, Va.	Distribution and Imports	150,000	Leased (1)
Martinsville, Va.	Distribution	189,000	Owned
Martinsville, Va.	Customer Support Center	146,000	Owned
Martinsville, Va.	Distribution	300,000	Leased (2)
High Point, N.C.	Showroom	94,000	Leased (3)
Cherryville, N.C.	Manufacturing and Offices	144,000	Owned (4)
Cherryville, N.C.	Manufacturing Supply Plant	53,000	Owned (4)
Cherryville, N.C.	Distribution and Imports	74,000	Leased (4) (5)
Cherryville, N.C.	Distribution and Imports	35,000	Leased (4) (6)
Hickory, N.C.	Manufacturing	91,000	Owned (4)
Woodleaf, N.C.	Manufacturing Supply Plant	34,000	Leased (4) (7)
Bedford, Va.	Manufacturing and Offices	327,000	Owned (8)
Bedford, Va.	Distribution and Imports	32,000	Leased (8) (9)

(1)  Lease expires May 31, 2008
(2)  Lease expires December 31, 2009
(3)  Lease expires October 31, 2010
(4)  Comprise the principal properties of Bradington-Young
(5)  Lease expires June 30, 2009
(6)  Lease expires August 31, 2008 and provides for a one year extension.
(7)  Lease provides for five consecutive one year extensions and expires December 31, 2009
(8)  Comprise the principal properties of Sam Moore Furniture LLC
(9)  Lease may be terminated with 30 days notice.

Set forth below is information regarding principal properties utilized by the Company that are owned and operated by third parties.

Location	Primary Use	Approximate Size in Square Feet
Carson, Ca.	Distribution	80,000 (1)
Guangdong, China	Distribution	210,000 (2)

(1)	This property is subject to a distribution services agreement that expires on January 1, 2010.
(2)
This property is subject to an operating agreement that expires on July 31, 2008 and automatically renews for one year on its anniversary date unless notification of termination is provided 120 days prior to such anniversary.

ITEM 3.                     LEGAL PROCEEDINGS

In an audit of the Company’s 2003 and 2004 federal income tax returns, the IRS took the position that the timing of certain of the Company’s tax deductions for its 401(k) retirement plan constituted a “listed transaction”, which the Company had failed to disclose in its tax returns for those years. “Listed transactions” are transactions that are the same as, or substantially similar to, transactions that the IRS has identified as having a tax avoidance purpose.

In preparing its federal income tax returns for each fiscal year, the Company deducted certain contributions and costs related to its 401(k) that were incurred during the one-month period falling after the close of its fiscal year, which ended November 30 in each year, but before the end of the plan’s year, which ended December 31 of each year.  Because these deductions were attributable to compensation earned by plan participants during the month after the end of the Company’s taxable year, the IRS took the position that these deductions constituted a “listed transaction”. The cumulative effect of these deductions amounted to $76,000, or $27,000 in federal income tax through November 30, 2004.

The IRS assessed a penalty under Section 6707A(b)(2) of the Internal Revenue Code in the amount of $200,000 for failure to disclose a listed transaction on the Company’s 2004 federal income tax return.  An accuracy-related penalty under Section 6662A(c) of the Internal Revenue Code, for an understatement with respect to a listed or reportable transaction, was also assessed for $2,606.  Both penalties were paid in full during the fiscal year ended February 3, 2008.  The Company has discontinued the deductions that gave rise to these penalties.

ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

EXECUTIVE OFFICERS OF
HOOKER FURNITURE CORPORATION

The Company’s executive officers and their ages as of April 15, 2008 and the year each joined the Company are as follows:

Name	Age	Position	Year Joined Company
Paul B. Toms, Jr.	53	Chairman, President and Chief Executive Officer	1983
E. Larry Ryder	60	Executive Vice President - Finance and Administration, Assistant Secretary and Assistant Treasurer	1977
Michael P. Spece	55	Executive Vice President - Merchandising and Design	1997
Alan D. Cole	58	Executive Vice President - Upholstery	2007
Sekar Sundararajan	43	Executive Vice President - Operations	2008
Raymond T. Harm	58	Senior Vice President - Sales	1999

Paul B. Toms, Jr. has been Chairman and Chief Executive Officer since December 2000 and President since November 2006.   Mr. Toms was President and Chief Operating Officer from December 1999 to December 2000, Executive Vice President - Marketing from 1994 to December 1999, Senior Vice President - Sales and Marketing from 1993 to 1994, and Vice President - Sales from 1987 to 1993.  Mr. Toms joined the Company in 1983 and has been a Director since 1993.

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

Alan D. Cole has been Executive Vice President - Upholstery Operations since April 2007.  Prior to joining the Company, Mr. Cole was President and Chief Executive Officer of Schnadig Corporation, a manufacturer and marketer of a full line of medium-priced home furnishings from 2004 to 2006.  Mr. Cole has been President of Parkwest LLC, a real estate development firm from 2002 to the present.  Mr. Cole also served as a member of the Company’s Board of Directors in 2003.

Sekar Sundararajan has been Executive Vice President - Operations since February 2008.  Prior to joining the Company, Mr. Sundararajan was President of Libra Consulting, an operations and supply chain management consulting firm focusing on the home furnishings and consumer goods industries from 1996 to 2008.  In this capacity, he provided consulting services to the Company beginning in April 2007.

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

Hooker Furniture Corporation
Part II

ITEM 5.                     MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s stock is traded on the NASDAQ Global Select Market under the symbol “HOFT”.  The table below sets forth the high and low sales prices per share for the Company’s common stock and the dividends per share paid by the Company with respect to its common stock for the periods indicated.

	Sales Price Per Share		Dividends
	High	Low	Per Share
October 29, 2007 – February 3, 2008	$22.37	$16.55	$0.10
July 30 – October 28, 2007	22.36	15.52	0.10
April 30 – July 29, 2007	25.10	19.39	0.10
January 29 – April 29, 2007	22.29	14.70	0.10

December 1, 2006 – January 28, 2007	15.86	14.39

September 1 – November 30, 2006	15.44	13.52	0.08
June 1 – August 31, 2006	17.64	13.87	0.08
March 1 – May 31, 2006	20.95	15.09	0.08
December 1, 2005 – February 28, 2006	18.45	14.44	0.07

As of February 28, 2008, the Company had approximately 1,660 beneficial shareholders and 1,104 current and former employees who were participants in the Company’s former ESOP and are eligible to vote shares of common stock being held by the plan pending distribution.  The Company pays dividends on its common stock on or about the last day of February, May, August and November, when declared by the Board of Directors, to shareholders of record approximately two weeks earlier.  Although the Company presently intends to continue to declare cash dividends on a quarterly basis for the foreseeable future, the determination as to the payment and the amount of any future dividends will be made by the Board of Directors from time to time and will depend on the Company’s then-current financial condition, capital requirements, results of operations and any other factors then deemed relevant by the Board of Directors.

Purchases of Equity Securities by the Issuer or Affiliated Purchasers

The following table provides information about common stock purchases by or on behalf of the Company during the quarter ended February 3, 2008:

	Total	Average	Total Number of Shares Purchased	Maximum Dollar Value of Shares That
	Number of	Price	as Part of Publicly	May Yet Be
	Shares	Paid per	Announced	Purchased Under the
	Purchased	Share	Program	Program
October 29, 2007 – November 25, 2007	158,303	$20.69	158,303

November 26, 2007 – December 30, 2007	40,015	19.92	40,015	$9.2 million
December 31, 2007 – February 3, 2008	268,579	19.16	268,579	$4.1 million
Total	466,897	$19.74	466,897

On February 7, 2007, the Company announced that its Board of Directors had authorized the repurchase of up to $20 million of the Company’s common stock.  On June 6, 2007, the Company announced that its Board of Directors had authorized a $10 million increase to the existing stock repurchase authorization, for an aggregate authorization of up to $30 million.  The Company completed this repurchase program in November 2007, repurchasing 1.4 million shares of Company common stock in open market transactions under this authorization at an average price of $21.36 per share, excluding commissions.

On December 5, 2007, the Company announced that its Board of Directors had approved a new authorization to repurchase up to $10 million of the Company’s common stock.  There is no expiration date for this authorization, but the Company expects the purchases to be completed by the end of the 2009 fiscal year.  Repurchases may be made from time-to-time in the open market, or in privately negotiated transactions at prevailing market prices that the Company deems appropriate.  The Company entered into a trading plan under Rule 10b5-1 of the Securities Exchange Act of 1934 for effecting some or all of the purchases under this repurchase authorization.  The trading plan contains certain provisions that could restrict the amount and timing of purchases.  The Company can terminate this plan at any time.  Through April 14, 2008, the Company had used $6.8 million of this authorization to purchase 351,581 shares of the Company’s common stock, with $3.2 million remaining available for future purchases.

Performance Graph

The following graph compares cumulative total shareholder return for the Company with a broad performance indicator, the Russell 2000® Index, and an industry index, the Household Furniture Index, for the period from November 30, 2002 to February 3, 2008. The Household Furniture Index combines wood and upholstered furniture companies.

(1)	The graph shows the cumulative total return on $100 invested at the beginning of the measurement period in the Company’s Common Stock or the specified index, including reinvestment of dividends.

(2)
On August 29, 2006, the Company approved a change in its fiscal year. After the fiscal year ended November 30, 2006, the Company’s fiscal years will end on the Sunday nearest to January 31. Information regarding the change in the Company’s fiscal year is available in the Company’s Form 8-K filed September 1, 2006.  In making the transition to a new fiscal year, the Company completed a two-month transition period that began December 1, 2006 and ended January 28, 2007. The Company’s  fiscal year ended February 3, 2008 and the transition period are reflected in the Performance Graph.

(3)	The Russell 2000® Index, prepared by Frank Russell Company, measures the performance of the 2,000 smallest companies out of the 3,000 largest U.S. companies based on total market capitalization.

(4)
The Household Furniture Index (SIC Codes 2510 and 2511) as prepared by Zack’s Investment Research.  On March 1, 2008, Zacks Investment Research reported that the Household Furniture Index consisted of:  Bassett Furniture Industries, Inc., Chromcraft Revington, Inc., Ethan Allen Interiors Inc., Flexsteel Industries, Inc., Furniture Brands International, Inc., Hooker Furniture Corporation, La-Z-Boy Incorporated, Natuzzi S.p.A and Stanley Furniture Company, Inc.

ITEM 6.                     SELECTED FINANCIAL DATA

On August 29, 2006, the Company approved a change in its fiscal year.  After the fiscal year that ended November 30, 2006, the Company’s fiscal years will end on the Sunday closest to January 31.  The following selected financial data for each of the Company’s last five fiscal years and for the two-month transition period ended January 28, 2007 has been derived from the Company’s audited, consolidated financial statements.  The selected financial data should be read in conjunction with the Consolidated Financial Statements, including the related Notes, and Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this report.

	For The 53 Weeks Ended	For The Two Months Ended		For The Twelve Months Ended
	February 3, 2008 (1)(2)	January 28, 2007	Nov. 30, 2006	Nov. 30, 2005	Nov. 30, 2004	Nov. 30, 2003 (3)
	(In thousands, except per share data)
Income Statement Data (4):
Net sales	$316,801	$49,061	$350,026	$341,775	$345,944	$309,005
Cost of sales	219,555	35,446	248,812	249,873	250,467	226,880
Gross profit	97,246	13,615	101,214	91,902	95,477	82,125
Selling and administrative expenses	67,240	9,458	71,549	65,497	62,707	54,903
ESOP termination compensation charge (5)		18,428
Restructuring and asset impairment charges (6)	309	2,973	6,881	5,250	1,604	1,470
Operating income (loss)	29,697	(17,244)	22,784	21,155	31,166	25,752
Other income (expense), net	1,472	129	(77)	(646)	(1,242)	(2,352)
Income (loss) before income taxes	31,169	(17,115)	22,707	20,509	29,924	23,400
Income taxes	11,514	1,300	8,569	8,024	11,720	8,690
Net income (loss)	19,655	(18,415)	14,138	12,485	18,204	14,710

Per Share Data:
Basic and diluted earnings per share (6)	$1.58	$(1.52)	$1.18	$1.06	$1.56	$1.28
Cash dividends per share	0.40	0.00	0.31	0.28	0.24	0.22
Net book value per share (7)	12.18	12.23	13.49	12.50	11.60	10.02

Weighted average shares outstanding	12,442	12,113	11,951	11,795	11,669	11,474

Balance Sheet Data:
Cash and cash equivalents	$33,076	$47,085	$31,864	$16,365	$9,230	$14,859
Trade accounts receivable	38,229	37,744	45,444	43,993	40,960	37,601
Inventories	50,560	62,803	68,139	68,718	69,735	42,442
Assets held for sale (8)		3,475		1,656	5,376
Working capital	102,307	127,193	124,028	110,421	97,661	75,181
Total assets	175,232	202,463	201,299	189,576	188,918	167,466
Long-term debt (including current maturities)	7,912	10,415	11,012	13,295	23,166	30,837
Shareholders’ equity	140,826	162,310	162,536	148,612	136,585	116,264

(1)
On April 28, 2007, the Company acquired substantially all of the assets of Bedford, Va.-based fabric upholstered seating specialist Sam Moore Furniture.  Shipments of Sam Moore  upholstered furniture products accounted for $20.8 million in net sales for the portion of fiscal 2008 after the acquisition.

(2)
On December 14, 2007, the Company acquired the assets of Opus Designs Furniture, LLC, a specialist in imported moderately-priced youth bedroom furniture.  Shipments of Opus youth bedroom furniture products accounted for $636,000 in net sales for the portion of fiscal 2008 after the acquisition.

(3)
In 2003, the Company acquired substantially all of the assets of Cherryville, N.C. based leather seating specialist Bradington-Young LLC.  Shipments of Bradington-Young upholstered furniture products accounted for net sales of  $59.1 million in fiscal 2008, $9.9 million in the 2007 two-month transition period, $62.9 million in fiscal 2006, $62.5 million in fiscal 2005, $57.5 million in fiscal 2004 and $44.2 million during the eleven-month period following the acquisition in January 2003.

(4)	Certain items in the financial statements for periods prior to 2008 have been reclassified to conform to the 2008 method of presentation.
(5)	On January 26, 2007, the Company terminated its ESOP. The termination resulted in an $18.4 million non-cash, non-tax deductible charge to earnings in January 2007.
(6)
Since 2000, the Company closed facilities in order to reduce and ultimately eliminate its domestic wood furniture manufacturing capacity.  As a result, the Company has recorded restructuring charges, principally for severance and asset impairment, as follows:

(a) in fiscal 2008, the Company recorded after tax charges of $190,000 ($309,000 pretax), or $0.02 per share, principally related to the March 2007 closing and sale of its Martinsville, Va. manufacturing facility;

(b) in the 2007 two-month transition period, the Company recorded after tax charges of $1.8 million ($3.0 million pretax), or $0.15 per share, principally for severance and related benefits for salaried and hourly employees related to the planned closing of its Martinsville, Va. manufacturing facility;

(c) in fiscal 2006, the Company recorded after tax charges of $4.3 million ($6.9 million pre tax), or $0.36 per share, principally related to the planned closing of its Martinsville, Va. manufacturing facility and the closing of its Roanoke, Va. facility;

(d) in fiscal 2005, the Company recorded after tax charges of $3.3 million ($5.3 million pretax), or $0.28 per share, principally related to the closing of its Pleasant Garden, N.C. facility;
(e) in fiscal 2004, the Company recorded after tax charges of $994,000 ($1.6 million pretax), or $0.09 per share, principally related to the closing of its Maiden, N.C. facility; and
(f) in fiscal 2003, the Company recorded after tax charges of $911,000 ($1.5 million pretax), or $0.08 per share, related to the closing of its Kernersville, N.C. facility.

(7)
Net book value per share is derived by dividing (a)  “shareholders’ equity” by (b) the number of common shares issued and outstanding, excluding unearned ESOP and restricted shares, all determined as of the end of each fiscal period.

(8)
In connection with the closings of the Martinsville, Va. plant in March 2007,  the Roanoke, Va. plant in August 2006, the Pleasant Garden, N.C. plant in October 2005 and the  Maiden, N.C. plant in October 2004, the Company reclassified substantially all of the related property, plant and equipment to “assets held for sale.”   The carrying value of these assets approximated fair value less anticipated selling expenses.  The Company completed the sale of  the assets located in  Martinsville, Va. in December 2007, the assets located in Roanoke, Va. in October 2006, the assets located in Pleasant Garden, N.C. in May 2006 and the assets located in Maiden N.C. in January 2005.

ITEM 7.                     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
             OPERATIONS

The following discussion should be read in conjunction with the Selected Financial Data and the Consolidated Financial Statements, including the related Notes, contained elsewhere in this annual report.

On August 29, 2006, the Company approved a change in its fiscal year.  After the fiscal year that ended November 30, 2006, the Company’s fiscal years will end on the Sunday nearest to January 31.  In addition, starting with the fiscal year that began January 29, 2007, the Company adopted quarterly periods based on thirteen-week “reporting periods” (which will end on a Sunday) rather than quarterly periods consisting of three calendar months. As a result, each quarterly period generally will be thirteen weeks, or 91 days, long. However, since the Company’s fiscal year will end on the Sunday closest to January 31, in some years (generally once every six years) the fourth quarter will be fourteen weeks long and the fiscal year will consist of 53 weeks (e.g. the fiscal year that ended February 3, 2008 was 53 weeks).  For more information about the changes in the Company’s fiscal year and quarterly periods, please refer to the Company’s Form 8-K filed with the Securities and Exchange Commission on September 1, 2006.

In connection with the change in its fiscal year, the Company completed a two-month transition period that began December 1, 2006 and ended January 28, 2007 and filed a transition report on Form 10-Q for that period on March 16, 2007.  The financial statements filed as part of this annual report on Form 10-K cover the fifty-three week period that began January 29, 2007 and ended on February 3, 2008.  The financial statements also include the two-month transition period that began December 1, 2006 and ended January 28, 2007 and the twelve-month periods that ended November 30, 2006 and 2005.  The Company did not recast the financial statements for the twelve-month periods ended November 30, 2006 and 2005, principally because the financial reporting processes in place for those periods included certain procedures that were completed only on a quarterly basis.  Consequently, to recast those periods would have been impractical and would not have been cost-justified.

Overview

Since 2001, the Company has operated in a sluggish economy impacted by low to moderate levels of consumer confidence and growing consumer preference for lower-priced imported furniture products.  The Company’s results of operations have been affected in opposing ways by lower-priced imported furniture.

•
First, net sales of the Company’s imported wood and metal furniture as a percentage of total wood and metal net sales have experienced significant growth during this five-year period, and Bradington-Young imported upholstered furniture net sales have experienced significant growth since 2005.  Net sales of imported products, as a percentage of total net sales have increased to record levels every year from 2001 to 2006 and have grown as a percentage of total net sales, from 31.2% in 2001 to 76.0% in fiscal 2008.

•
Second, the Company’s domestic wood furniture manufacturing operations suffered from lower demand and significant declines in volume for bedroom, home office, home entertainment and other products.  These declines led to the decision to close the Company’s last domestic wood manufacturing plant, located in Martinsville, Va. in March 2007, which marked the Company’s exit from domestic wood furniture manufacturing.  Prior to this, the Company had closed its Roanoke, Va. facility in August 2006, Pleasant Garden, N.C. facility in 2005, Maiden, N.C. facility in 2004 and Kernersville, N.C. facility in 2003.  The Company also reduced its workforce at the Martinsville, Va. facility in 2001 and operated on reduced work schedules at the Company’s wood furniture manufacturing facilities over most of the period since 2001.  The Company’s domestic upholstered furniture manufacturing operations at Bradington-Young experienced declining year-over-year shipments in fiscal 2008, fiscal 2006 and in the fiscal 2005 third and fourth quarters, and reduced work schedules since the fiscal 2005 fourth quarter.

Results of operations for the fifty-three weeks ended February 3, 2008 reflect the Company’s transformation into a home furnishings design, marketing and logistics company with world-wide sourcing capabilities.  With the closing of its last domestic wood furniture plant during the fiscal 2008 first quarter, the Company is now focused on imported wood and metal and domestically produced and imported upholstered home furnishings.  On April 28, 2007, the Company completed the acquisition of substantially all of the assets of Sam Moore Furniture Industries, Inc., a Bedford, Virginia manufacturer of upscale occasional chairs with an emphasis on fabric-to-frame customization in the upper-medium to high-end price niches.  The Company began operating the business as Sam Moore Furniture LLC during the fiscal 2008 second quarter.  On December 14, 2007, the Company completed its acquisition of certain assets of Opus Designs Furniture, LLC, a specialist in moderately-priced imported youth bedroom furniture.  The Company has integrated this business with its existing imported wood and metal furniture business and now offers this brand to customers as Opus Designs by Hooker.

Because fiscal 2008 included three more shipping days than fiscal 2006, due to the change in the fiscal year format, management’s discussion of results of operations includes information regarding profitability performance as a percentage of net sales and daily average sales rates.

Following are the principal factors that impacted the Company’s results of operations during the 53-week period ended February 3, 2008:

•
Based on actual shipping days in each period, average daily net sales declined 10.6% during the 255-day 2008 fiscal year compared to the 252-day 2006 fiscal year.  The decline in average daily net sales continues to mirror the year-over-year decline in incoming order rates the Company has experienced since the fiscal 2006 third quarter resulting from the industry-wide slow down in business at retail.

•	Operating margin during the 2008 fiscal year compared with the 2006 fiscal year was favorably impacted by:

▪	a $6.6 million, or 95.5%, decline in restructuring and asset impairment related charges;

▪
an improvement in gross profit margin to 30.7% of net sales compared with 28.9% in the prior fiscal year, principally as a result of the higher proportion of imported wood and metal products sold and lower delivered cost of those imported products (primarily lower inbound freight and delivery costs) as a percentage of net sales; partially offset by

▪	an increase in selling and administrative costs as a percentage of net sales, due to the decline in net sales. These expenses actually declined by $4.3 million, or 6.0%, driven primarily by:

▪	reductions in temporary warehousing and storage costs for imported wood and metal furniture products;

▪	lower early retirement and non-cash employee stock ownership plan (“ESOP”) costs (the ESOP was terminated in January 2007);

▪	lower selling expenses; and

▪	a gain on the settlement of a corporate-owned life insurance policy in connection with the death of a former executive of the company; partially offset by

▪
 the selling and administrative expenses incurred by Sam Moore and the donation of two showrooms, located in High Point, N.C. formerly operated by Bradington-Young to a local university, in December 2007; and

•	The inclusion of the operations of Sam Moore Furniture in the Company’s results of operations as of the beginning of the fiscal 2008 second quarter.

Results of Operations

The following table sets forth the percentage relationship to net sales of certain items for the annual periods included in the consolidated statements of income:

	Fifty-Three
	Weeks Ended	Twelve Months Ended
	February 3,	November 30,	November 30,
	2008	2006	2005

Net sales	100.0%	100.0%	100.0%
Cost of sales	69.3	71.1	73.1
Gross profit	30.7	28.9	26.9
Selling and administrative expenses	21.2	20.4	19.2
Restructuring and asset impairment charges	0.1	2.0	1.5
Operating income	9.4	6.5	6.2
Other income (expense), net	0.5		(0.2)
Income before income taxes	9.8	6.5	6.0
Income taxes	3.6	2.5	2.3
Net income	6.2	4.0	3.7

Fiscal 2008 Compared to Fiscal 2006

For fiscal 2008, the Company reported net sales of $316.8 million, a decrease of $33.2 million, or 9.5%, compared to $350.0 million in fiscal 2006.  Net sales of Hooker’s wood and metal furniture decreased $50.2 million, or 17.5%, to $236.9 million during fiscal 2008 compared to net sales of $287.1 million in fiscal 2006, principally due to lower unit volume.  The decline in unit volume was attributed to a sharp decline in domestically produced wood furniture sales as a result of exiting domestic wood manufacturing in March 2007 and the industry-wide slow down in business at retail.  Based on actual shipping days in each period, average daily net sales declined 10.6% to $1.2 million per day during the 255-day 2008 fiscal year compared to $1.4 million per day during the 252-day 2006 fiscal year.  The Company experienced lower average daily unit volume shipments overall and in every product category except Bradington-Young imported leather upholstery, which experienced a slight increase, comparing fiscal 2008 to fiscal 2006.  Sam Moore fabric upholstery sales amounted to $20.8 million for the three quarters since it was acquired at the beginning of the fiscal 2008 second quarter.

Overall, average selling prices declined slightly.  The primary contributor to the overall decline was the sharp decline in domestically produced wood furniture average selling prices, principally due to sharp discounting offered on these discontinued products. The Company experienced slight increases in average selling prices for imported wood and metal and Bradington-Young imported and domestically produced leather upholstered furniture.  Average selling prices for imported wood and metal furniture during fiscal year 2008 increased in part due to the mix of products shipped and lower discounting, compared to fiscal year 2006.  While average selling prices per unit for both Bradington-Young domestically produced and imported leather upholstered furniture increased, Bradington Young’s overall per unit average selling price declined slightly, due to the higher proportion of imported products shipped.

Gross profit margin for fiscal 2008 increased to 30.7% of net sales compared to 28.9% in fiscal 2006, principally due to the larger proportion of sales of higher margin imported products and the lower delivered cost of those products (primarily lower inbound freight and delivery costs) as a percentage of net sales.

For fiscal 2008, selling and administrative expenses decreased $4.3 million, or 6.0%, to $67.2 million compared with $71.5 million in 2006.  The decline is principally due to reductions in temporary warehousing and storage costs for imported wood furniture products, lower early retirement and non-cash ESOP costs, lower selling expenses and a gain on the settlement of a corporate-owned life insurance policy in connection with the death of a former executive of the Company, partially offset by the selling and administrative expenses incurred by Sam Moore and a $1.1 million charitable contribution for the donation of two former Bradington-Young showrooms to a local university.  As a percentage of net sales, selling and administrative expenses increased to 21.2% in fiscal 2008 from 20.4% in fiscal 2006, due to lower net sales in the current year.

During fiscal 2008, the Company recorded $309,000 ($190,000 after tax, or $0.02 per share) in restructuring and asset impairment charges (net of restructuring credits), principally related to:

•	$553,000 for additional asset impairment, disassembly and exit costs associated with the closing of the Martinsville, Va. domestic wood manufacturing facility in March 2007; net of
•
a restructuring credit of $244,000, principally for previously accrued health care benefits for terminated employees at the former Pleasant Garden, N.C.,  Martinsville, Va. and Roanoke, Va. facilities that are not expected to be paid.

During fiscal 2006, the Company recorded $6.9 million ($4.3 million after tax, or $0.36 per share) in restructuring and asset impairment charges (net of restructuring credits).

The Company’s operating income margin for fiscal 2008 increased to  9.4% of net sales, compared to operating income margin of 6.5% of net sales for fiscal 2006, principally due to:

•	the $6.6 million, or 95.5%, decrease in restructuring and asset impairment costs;
•	the increase in gross profit margin to 30.7% from 28.9%; partially offset by
•
the increase in selling and administrative expenses as a percentage of net sales to 21.2% in 2008 compared to 20.4% in fiscal  2006, due to the decline in sales (although these costs decreased $4.3 million or 6.0%).

Excluding the effect of restructuring and asset impairment charges and the December 2007 donation of the two former Bradington-Young showrooms, operating profitability in fiscal 2008 improved year over year compared to fiscal 2006, principally as a result of higher gross profit margins on the Company’s imported wood and metal furniture. The following table reconciles operating income as a percentage of net sales ("operating margin") to operating margin excluding these charges (“restructuring and special charges”) as a percentage of net sales for each period:

	Fifty-Three	Twelve Months
	Weeks Ended	Ended
	February 3,	November 30,
	2008	2006
Operating margin, including restructuring and special
charges	9.4%	6.5%
Donation of two showrooms	0.3%
Restructuring charges	0.1%	2.0%
Operating margin, excluding restructuring and special
charges	9.8%	8.5%

The operating margin excluding the impact of  restructuring charges and the showrooms donation is a “non-GAAP” financial measure.  The Company provides this information because management believes it is useful to investors in evaluating the Company’s ongoing operations.

Other income, net was $1.5 million, or 0.5% of net sales, for fiscal 2008 compared to other expense, net of $77,000 for fiscal 2006.  This improvement was the result of an increase in interest income earned on higher cash and cash equivalent balances and a decrease in interest expense on lower debt levels.

The Company’s effective tax rate decreased to 36.9% for fiscal 2008 compared to 37.7% for fiscal 2006.  The effective rate declined in fiscal 2008 principally due to the tax effect of the ESOP.  In fiscal 2008, the Company reversed previously recorded income tax expense related to its ESOP in connection with the settlement of an IRS audit. In addition, the Company recorded no ESOP compensation cost during the current year period after the termination of that plan in January 2007.  The effective rate also declined during the current year period due to the non-taxable gain recorded on the settlement of a corporate owned life insurance policy discussed previously, and lower assessments under the Company’s captive insurance arrangement compared to fiscal 2006.  These declines were partially offset by an increase in the Company’s effective state income tax rate, principally attributed to California state income taxes incurred as a result of opening the new West Coast distribution center.

Net income for fiscal 2008 rose by 39.0%, or $5.5 million, to $19.7 million, or $1.58 per share, from $14.1 million, or $1.18 per share, for fiscal 2006.  As a percent of net sales, net income increased to 6.2% in fiscal 2008 compared to 4.0% for fiscal 2006.

Fiscal 2006 Compared to Fiscal 2005

For fiscal 2006, the Company reported net sales of $350.0 million, an increase of $8.3 million, or 2.4%, compared to $341.8 million in fiscal 2005.  Net sales of Hooker’s wood and metal furniture increased $7.8 million, or 2.8%, to $287.1 million during fiscal 2006 compared to net sales of $279.2 million in fiscal 2005.  Higher unit volume for imported wood and metal furniture was partially offset by lower unit volume for domestically produced wood furniture.  Average selling prices increased slightly for imported wood and metal products but declined for domestically manufactured wood products, principally due to the mix of products shipped and higher sales discounting offered on overstocked and discontinued products.

Net sales of Bradington-Young upholstered furniture increased by $0.4 million, or 0.7%, to $62.9 million during fiscal 2006 compared to $62.5 million during the prior fiscal year period, due to an increase in unit shipments of imported upholstered furniture, offset by  lower unit sales of domestically produced upholstered furniture.  Average selling prices increased during fiscal 2006 compared to the fiscal 2005 period for both imported and domestically produced upholstered furniture products.

Overall, unit volume increased in fiscal 2006 compared to fiscal 2005, principally due to the higher volume of imported wood, metal and upholstered units shipped.  Average selling prices declined in fiscal 2006 compared to fiscal 2005 due to the mix of products shipped (principally the larger proportion of lower priced imported furniture) and as a result of larger discounts offered on overstocked and discontinued products and the increased volume of imported wood and metal furniture shipped via  the Company’s Container Direct Program.

Gross profit margin for fiscal 2006 increased to 28.9% of net sales compared to 26.9% in fiscal 2005, principally due to the larger proportion of sales of higher margin imported products.

For fiscal 2006, selling and administrative expenses increased $6.1 million, or 9.2%, to $71.5 million compared with $65.5 million in fiscal 2005.  As a percentage of net sales, selling and administrative expenses increased to 20.4% in fiscal 2006 from 19.2% in fiscal 2005.  Higher warehousing and distribution costs to support increased imported furniture demand and supply chain initiatives, early retirement benefits, principally for a key executive of the Company, and an increase in bad debt expense account for this increase in expenses.  These cost increases were partially offset by lower selling expenses, principally advertising, sample costs and depreciation.

For fiscal 2006, ESOP cost decreased $653,000 to $2.7 million compared to $3.4 million in fiscal 2005, principally due to a decline in the average market price of the Company’s common stock.  The Company recorded non-cash ESOP cost for the number of shares that it committed to release to eligible employees at the average market price of the Company’s common stock during each respective period based on the amount of the annual principal and interest payments made on the ESOP Loan.  The Company committed to release approximately 164,000 shares during fiscal 2006, having an average closing market price of $16.11 per share, and approximately 171,000 shares during fiscal 2005, having an average closing market price of $18.90 per share.  The  ESOP shares had a cost basis of $6.25 per share.  Prior to its termination in January 2007, the cost of the plan was allocated between cost of goods sold and selling and administrative expenses based on employee compensation.

The Company terminated its ESOP effective January 26, 2007.  See “Note 10 – Employee Benefit Plans” to the Consolidated Financial Statements included in this report for more information regarding the ESOP termination.

During fiscal 2006, the Company recorded $6.9 million ($4.3 million after tax, or $0.36 per share) in restructuring and asset impairment charges (net of restructuring credits), principally related to:

•	the write-down of real and personal property at the Martinsville, Va. plant to estimated fair value in connection with the planned closing announced January 17, 2007 ($4.2 million);
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
•
a restructuring credit for previously accrued health care benefits for terminated employees at the former Pleasant Garden and Kernersville, N.C. facilities that were not expected to be paid ($295,000).

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

During fiscal 2005, the Company recorded aggregate restructuring and asset impairment charges of $5.3 million ($3.3 million after tax, or $0.28 per share) principally related to:

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

Operating income in fiscal 2006 increased 7.7%, to $22.8 million from $21.2 million in fiscal 2005.  As a percentage of net sales, operating income increased to 6.5% in fiscal 2006, compared to 6.2% for fiscal 2005.  The improvement in operating income principally resulted from higher net sales and gross profit.  These factors were partially offset by an increase in selling and administrative expenses and higher restructuring charges.

Excluding the effect of restructuring and asset impairment charges, operating profitability in 2006 improved year over year compared to fiscal 2005, principally as a result of increased net sales volume and improved gross profit margins on the Company's imported wood and upholstered furniture. The following table reconciles operating income as a percentage of net sales ("operating margin") to operating margin excluding restructuring and asset impairment charges ("restructuring charges") as a percentage of net sales for each period:

	For the Fiscal Years
	Ended November 30,
	2006	2005
Operating margin, including restructuring charges	6.5%	6.2%
Restructuring charges	2.0%	1.5%
Operating margin, excluding restructuring charges	8.5%	7.7%

Other expense, net decreased to $77,000 in fiscal 2006 from $646,000 in fiscal 2005 principally as a result of increased interest income from higher cash balances compared to the prior year, as well as a decline in interest expense, due to lower debt levels resulting from principal repayments, partially offset by higher weighted average interest rates on outstanding borrowings

The Company’s effective tax rate decreased to 37.7% for 2006 compared to 39.1% for 2005.  The decrease was principally attributed to lower non-cash ESOP cost.

Net income for fiscal 2006 increased by 13.2%, or $1.7 million, to $14.1 million, or $1.18 per share, from $12.5 million, or $1.06 per share, for fiscal 2005.  As a percent of net sales, net income increased to 4.0% in fiscal 2006 compared to 3.7% for fiscal 2005.

Fiscal 2007 Two-Month Transition Period Compared to Fiscal 2006 First Quarter

The following table sets forth the percentage relationship to net sales of certain items included in the consolidated statements of operations.

	Two Months	Three Months
	Ended	Ended
	January 28,	February 28,
	2007	2006

Net sales	100.0%	100.0%
Cost of sales	72.2	73.1
Gross profit	27.8	26.9
Selling and administrative expenses	19.3	19.9
ESOP termination compensation charge	37.6
Restructuring and related asset impairment charges	6.1	0.2
Operating (loss) income	(35.1)	6.8
Other income, net	0.3
(Loss) income before income taxes	(34.9)	6.8
Income taxes	2.7	2.6
Net (loss) income	(37.5)	4.2

Net sales for the 2007 two-month transition period ended January 28, 2007 were $49.1 million and were $85.3 million for the fiscal 2006 three-month period.  Based on actual shipping days in each period, average daily net sales declined 5.8% to $1,258,000 per day during the 39-day fiscal 2007 transition period compared to $1,335,400 per day during the 42-day operating period from December 1, 2005 through January 31, 2006 and 8.6% from $1,376,400 per day during the 62-day fiscal 2006 first quarter.

Average daily net sales increased for imported wood, metal and upholstered furniture for the 2007 transition period compared to the fiscal 2006 first quarter, principally due to slightly higher unit volume. This increase was offset by a continued decline in average daily net sales rates for domestically manufactured wood furniture and a moderate decline in average daily net sales rates for domestically produced upholstered furniture.

Overall average selling prices decreased slightly for wood, metal and upholstered furniture during the 2007 two-month transition period compared with the fiscal 2006 first quarter, principally due to higher sales discounting offered on overstocked and discontinued domestically produced wood furniture products, as well as a minimal decline in domestic upholstered furniture selling prices, partially offset by increases in imported wood and upholstered average selling prices.  Average number of units sold per day declined during the 2007 two-month transition period compared to the fiscal 2006 first quarter.  Average per-day unit sales for imported wood and metal and upholstered furniture increased slightly, while average daily per unit sales for upholstered furniture declined moderately and domestic wood and metal furniture average per-day unit sales declined sharply.

Gross profit margin increased to 27.8% of net sales in the 2007 two-month transition period compared to 26.9% in the fiscal 2006 first quarter.  This improvement was the result of an increase in the gross profit margin for wood and metal furniture, partially offset by a decline in the gross profit margin for upholstered furniture.  The increase in gross profit margin on wood and metal furniture was principally due to an increased proportion of sales of imported wood, metal and upholstered furniture and was partially offset by a significantly lower gross profit margin on domestically produced wood furniture.  Gross profit margin on domestically produced wood furniture declined as production costs as a percentage of net sales increased in the 2007 two-month transition period compared to the fiscal 2006 first quarter, principally due to lower production levels.

Bradington-Young’s gross profit margin decline for the 2007 two-month transition period versus the fiscal 2006 first quarter was principally due to lower production levels.

Selling and administrative expenses, as a percentage of net sales, decreased to 19.3% in the 2007 two-month transition period from 19.9% in the fiscal 2006 first quarter principally due to lower port storage and temporary warehousing costs for imported wood furniture purchases.

On January 29, 2007, the Company announced that it had terminated its ESOP, effective January 26, 2007.  The termination resulted in an $18.4 million, non-cash, non-tax deductible charge to earnings in January 2007 with an offsetting increase in shareholders’ equity.  As a result of the ESOP termination, approximately 1.2 million shares of previously unallocated shares of Company common stock held by the ESOP were allocated to eligible employees, resulting in the $18.4 million charge to operating income.  To effect the termination of the ESOP, the Company redeemed and retired approximately 1.2 million of the shares of Company common stock held by the ESOP, with proceeds to the ESOP of $17.2 million (or $15.01 per share). The ESOP used the proceeds to repay the outstanding balance on the ESOP loan.

Through November 30, 2006, the Company recorded non-cash ESOP cost for the number of shares that it committed to release to eligible employees at the average closing market price of the Company’s common stock during the period.  During the 2007 two-month transition period, except for the effect of the ESOP termination discussed above, no shares were committed to be released.  As a result, no non-cash ESOP cost was recorded during the 2007 two-month transition period.  The Company recorded $636,000 in non-cash ESOP cost during the 2006 first quarter.  The cost of the plan was allocated to cost of goods sold and selling and administrative expenses based on employee compensation.

During the 2007 two-month transition period, the Company recorded aggregate restructuring and asset impairment charges of $3.0 million ($1.8 million after tax, or $0.15 per share), principally for severance and related benefits for approximately 280 hourly and salaried employees that were terminated ($2.3 million) and additional asset impairment charges for the expected costs to sell the real and personal property of the Martinsville, Va. manufacturing facility ($655,000).

In the 2006 first quarter, the Company recorded restructuring charges of $188,000 ($117,000 after tax, or $0.01 per share) to prepare the Pleasant Garden, N.C. manufacturing facility for sale and for additional asset impairment related to the closing of this facility.

Principally due to the ESOP termination and restructuring and asset impairment charges, the Company incurred an operating loss for the 2007 two-month transition period of $17.2 million, or 35.1% of net sales, compared to operating income of $5.8 million, or 6.8% of net sales in the 2006 first quarter.

Excluding the effect of the ESOP termination and restructuring and asset impairment charges, operating profitability as a percentage of net sales during the transition period improved when compared to the three month first quarter of fiscal 2006. The following table reconciles operating results as a percentage of net sales (“operating margin”) to operating margin excluding ESOP termination charges and restructuring and asset impairment charges (“restructuring charges”) as a percentage of net sales for each period:

	Two Months	Three Months
	Ended January 28,	Ended February 28,
	2007	2006
Operating (loss) income margin, including ESOP termination
and restructuring charges	(35.1)%	6.8%
ESOP termination charges	37.5
Restructuring charges	6.1	0.2
Operating margin, excluding ESOP termination and
restructuring charges	8.5%	7.0%

Operating margin excluding the impact of the ESOP termination and restructuring charges is a “non-GAAP” financial measure.  The Company provides this information because management believes it is useful to investors in evaluating the Company’s ongoing operations.

Other income, net increased to $129,000 in the 2007 two-month transition period from $13,000 in the 2006 first quarter.  This improvement was the result of an increase in interest income earned on higher cash and cash equivalent balances and a decrease in interest expense, due to one less month of interest expense in the 2007 two-month transition period compared to the three-month 2006 first quarter.

The Company recorded income tax expense of $1.3 million for the 2007 two-month transition period and $2.2 million for the 2006 first quarter. Despite the net loss for the 2007 transition period, the Company incurred income tax expense in the transition period because the $18.4 million non-cash ESOP termination charge was not tax deductible.  In connection with the ESOP termination, the Company wrote-off the related deferred tax asset in the amount of $855,000.

The Company incurred a net loss of $18.4 million, or $1.52 per share, for the 2007 two-month transition period and net income of $3.6 million, or $0.30 per share, in the 2006 first quarter.

Financial Condition, Liquidity and Capital Resources

Balance Sheet and Working Capital

Total assets decreased $27.2 million to $175.2 million at February 3, 2008 from $202.5 million at January 28, 2007, principally as a result of a $14.0 million decrease in cash and cash equivalents, a $12.2 million decrease in inventories, a $3.5 million decline in assets held for sale and a $2.3 million decrease in other long-term assets (primarily non-current deferred tax assets).  These decreases were partially offset by a $2.9 million  increase in goodwill and intangible assets from acquisitions, a $667,000 increase in the cash surrender value of life insurance policies, a $514,000 increase in property, plant and equipment, net, a $485,000 increase in trade accounts receivable and a $298,000 increase in prepaid expenses and other current assets.

Working capital decreased by $24.9 million to $102.3 million as of February 3, 2008, from $127.2 million at January 28, 2007, principally as a result of decreases in cash and cash equivalents, inventories and assets held for sale, offset by increases in trade accounts receivable and prepaid expenses and other current assets, and a decrease in current liabilities.  Current liabilities decreased to  $23.1 million at February 3, 2008, from $27.2 million at January 28, 2007.  The Company’s long-term debt, including current maturities, decreased $2.5 million to $7.9 million on February 3, 2008, compared to $10.4 million on January 28, 2007 as a result of scheduled debt payments.  Shareholders’ equity at February 3, 2008 decreased $21.5 million to $140.8 million compared to $162.3 million on January 28, 2007, principally as a result of the repurchase of 1.7 million shares of the Company’s common stock during the 2008 fiscal year.

Summary Cash Flow Information – Operating, Investing and Financing Activities

	Fifty-Three Weeks Ended	Two Months Ended	Twelve Months Ended
	February 3,	January 28,	November 30,	November 30,
	2008	2007	2006	2005
Net cash provided by operating activities	$43,658	$16,215	$22,328	$19,624
Net cash (used in) provided by investing activities	(14,100)	(397)	(859)	1,636
Net cash used in financing activities	(43,567)	(597)	(5,970)	(14,125)
Net (decrease) increase in cash and cash equivalents	$(14,009)	$15,221	$15,499	$7,135

During fiscal year 2008, cash generated from operations ($43.7 million), a decrease in cash and cash equivalents ($14.0 million) and proceeds from the sale of property, plant and equipment ($3.7 million, principally from the sale of the Martinsville, Va. facility) funded purchases of the Company’s common stock ($36.0 million), acquisitions ($15.8 million), cash dividends ($5.0 million), payments on long-term debt ($2.5 million) and capital expenditures ($1.9 million).

During the 2007 two-month transition period ended January 28, 2007, cash generated from operations ($16.2 million) funded a net increase in cash and cash equivalents ($15.2 million), payments on long-term debt ($597,000), and the purchase of property, plant and equipment ($397,000, net).

During fiscal year 2006, cash generated from operations ($22.3 million) and proceeds from the sale of property, plant and equipment ($3.4 million principally from the sale of the Roanoke, Va. and Pleasant Garden, N.C. facilities) funded an increase in cash and cash equivalents ($15.5 million), capital expenditures ($4.3 million), cash dividends ($3.7 million) and payments on long-term debt ($2.3 million).

During fiscal 2005, cash generated from operations ($19.6 million) and proceeds from the sale of property, plant and equipment ($5.2 million, principally from the sale of the Maiden, N.C. facility) funded payments on long-term debt and the termination of an interest rate swap agreement ($9.9 million), an increase in cash and cash equivalents ($7.1 million), capital expenditures ($3.6 million), cash dividends ($3.3 million), and the purchase and retirement of common stock ($930,000).

In fiscal year 2008, cash generated from operations of $43.7 million increased $21.3 million from $22.3 million in fiscal 2006.  The increase was due to a $51.9 million decline in payments to suppliers and employees (principally due to a decline in the purchase of imported products) and a $1.3 million decrease in interest paid, net due to an increase interest income and a decline in interest expense. The increase was partially offset by a $27.9 million decrease in cash received from customers and a $4.0 million increase in income taxes paid, principally due to increased taxable income.

Cash generated from operations during the 2007 two-month transition period of $16.2 million increased 39.9%, or $4.6 million, from $11.6 million in the fiscal 2006 first quarter.  The increase was due to lower payments made to suppliers and employees and reduced interest payments, offset by a decrease in cash received from customers and increased income tax payments.  Payments to suppliers and employees and cash received from customers reflect two months of activity and lower employee headcount in the 2007 transition period compared to the three month fiscal 2006 first quarter.  Interest payments declined $129,000 as a result of the shorter transition period and lower outstanding debt levels compared to the prior year period.

In fiscal 2006, cash generated from operations of $22.3 million increased $2.7 million from $19.6 million in fiscal 2005.  The increase was due to a $10.0 million increase in cash received from customers, an $873,000 decline in income taxes paid (principally net overpayments from 2005 that were recovered in 2006) and a $735,000 decrease in interest payments due to the $2.3 million decline in long-term debt.  The increase was partially offset by an $8.9 million increase in payments to suppliers and employees (principally due to an increase in purchases of imported products).

Investing activities consumed $14.1 million in fiscal year 2008 compared to consuming $397,000 in the 2007 two-month transition period, $859,000 in fiscal 2006 and generating $1.6 million in fiscal 2005.  In fiscal year 2008, the investments of $10.6 million to acquire Sam Moore, $5.3 million to acquire Opus Designs and the $1.9 million investments in property, plant and equipment exceeded the $3.7 million in proceeds from the sale of property, plant and equipment (principally from the sale of the Martinsville, Va. facility).  The Company invested $419,000 in the 2007 transition period for the purchase of equipment and other assets to maintain and enhance the Company’s business operating systems and facilities, offset by proceeds of $22,000 received from the sale property, plant and equipment.

In fiscal 2006, the investment of $4.3 million in property, plant and equipment exceeded the $3.4 million in proceeds from the sale of property, plant and equipment (principally from the sale of the Roanoke, Va. and Pleasant Garden, N.C. facilities).  In fiscal 2005, $5.2 million in proceeds from the sale of property, plant and equipment (principally from the sale of the Maiden, N.C. facility), exceeded a $3.6 million investment in property, plant and equipment.  As the number of domestic manufacturing plants has fallen from nine to five, investments in new property, plant and equipment for manufacturing operations has declined but has increased for supply chain management, distribution, warehousing, imports, the Company’s Container Direct Program and related computer systems.

Financing activities consumed cash of $43.6 million in fiscal year 2008, $597,000 in the 2007 two-month transition period, $6.0 million in fiscal 2006 and  $14.1 million in fiscal 2005. During fiscal year 2008, the Company expended cash of $36.0 million for the repurchase of 1.7 million shares of Company common stock, cash dividends of $5.0 million and  $2.5 million for scheduled debt payments.  During the 2007 transition period, the Company made a scheduled principal repayment of $597,000 on the Company’s term loan.  During fiscal 2006, the Company expended $2.3 million in cash for scheduled debt payments and cash dividends of $3.7 million.  During fiscal 2005, the Company expended $4.6 million in cash for early redemption of industrial revenue bonds, paid $5.3 million in other scheduled debt payments, paid cash dividends of $3.3 million and redeemed 50,000 shares of Company common stock for $930,000 under the Company’s stock repurchase authorization.

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

The aggregate fair market value of the Company’s swap agreement decreases when interest rates decline and increases when interest rates rise.  Overall, interest rates have declined since the inception of the Company’s swap agreement.  The aggregate decrease in the fair market value of the effective portion of the agreement of $191,000 ($311,000 pretax) as of February 3, 2008 and  $69,000 ($111,000 pretax) as of January 28, 2007 is reflected under the caption “accumulated other comprehensive loss” in the consolidated balance sheets.  See “Note 9 – Other Comprehensive Income (Loss)” to the Consolidated Financial Statements included in this report.  Substantially all of the aggregate pre-tax decrease in fair market value of the agreement is expected to be reclassified into interest expense during the next twelve months.

Debt Covenant Compliance

The credit agreement for the Company’s revolving credit facility and outstanding term loan contains, among other things, financial covenants as to minimum tangible net worth, debt service coverage, the ratio of funded debt to earnings before interest, taxes, depreciation, amortization and maximum capital expenditures.  The Company was in compliance with these covenants as of February 3, 2008.

Liquidity, Financial Resources and Capital Expenditures

As of February 3, 2008, the Company had an aggregate $13.6 million available under its revolving credit facility to fund working capital needs.  Standby letters of credit in the aggregate amount of $1.4 million, used to collateralize certain insurance arrangements and for imported product purchases, were outstanding under the Company’s revolving credit facility as of February 3, 2008.  There were no additional borrowings outstanding under the revolving credit line on February 3, 2008.  Any principal outstanding under the credit line is due March 1, 2011.

The Company believes that it has the financial resources (including available cash and cash equivalents, expected cash flow from operations, and lines of credit) needed to meet business requirements for the foreseeable future, including capital expenditures, working capital, dividends on the Company’s common stock, repurchases of common stock under the Company’s stock repurchase program and repayments of outstanding debt.  Cash flow from operations is highly dependent on incoming order rates and the Company’s operating performance.  The Company expects to spend $4 to $6 million in capital expenditures during fiscal year 2009 to maintain and enhance its operating systems and facilities.

Common Stock and Dividends

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

On December 5, 2007, the Company announced that its Board of Directors had approved a new authorization to repurchase up to $10 million of the Company’s common stock.  There is no expiration date for this authorization, but the Company expects the purchases to be completed by the end of the 2009 fiscal year.  Repurchases may be made from time-to-time in the open market, or in privately negotiated transactions at prevailing market prices that the Company deems appropriate.  The Company entered into a trading plan under Rule 10b5-1 of the Securities Exchange Act of 1934 for effecting some or all of the purchases under this repurchase authorization.  The trading plan contains certain provisions that could restrict the amount and timing of purchases.  The Company can terminate this plan at any time.  Through April 14, 2008, the Company had used $6.8 million of this authorization to purchase 351,581 shares of the Company’s common stock, with $3.2 million remaining available for future purchases.

On January 15, 2008, awards totaling 4,335 shares of restricted common stock were granted to five non-employee members of the Board of Directors.  Each award is subject to vesting requirements and other limitations in accordance with the Hooker Furniture 2005 Stock Incentive Plan.

On April 1, 2008, the Company’s Board of Directors declared a quarterly cash dividend of $0.10 per share, payable on May 30, 2008, to shareholders of record May 16, 2008.

Commitments and Contractual Obligations

As of February 3, 2008, the Company’s commitments and contractual obligations were as follows:

Payments Due by Period (In thousands)
	Less than			More than
	1 Year	1-3 Years	3-5 Years	5 Years	Total
Long-term debt (a)	$2,926	$5,367			$8,293
Operating leases and agreements	4,094	4,205	$162	$6	8,467
Other long-term liabilities (b)	331	744	1,088	15,951	18,114
Total contractual cash obligations	$7,351	$10,316	$1,250	$15,957	$34,874

(a)	Represents principal and estimated interest payments under the Company’s term loan.
(b)	Represents estimated payments to be made under deferred compensation arrangements.

Standby letters of credit in the aggregate amount of $1.4 million, used to collateralize certain insurance arrangements and for imported product purchases, were outstanding under the Company’s revolving credit facility as of February 3, 2008.  There were no additional borrowings outstanding under the revolving credit line on February 3, 2008.

Strategy and Outlook

During fiscal 2008, Hooker Furniture continued to make significant progress toward its strategic goal of transforming itself into a home furnishings design, marketing and logistics company with world-wide sourcing capabilities including:

•	completing the exit from domestic wood furniture manufacturing to concentrate on imported wood and metal and domestically produced and imported upholstered home furnishings;
•	completing the purchase of the assets of Sam Moore Furniture LLC, a manufacturer of fabric-covered upscale occasional chairs;
•
completing the purchase of certain of the assets of Opus Designs LLC, a youth bedroom furniture specialist, to expand the Company’s youth bedroom furniture offerings and, long-term, to begin introducing more products, at a more moderate price point, which appeal to a younger demographic;

•
completing the sale of the Company’s last domestic wood furniture plant and equipment and donating two former Bradington-Young showrooms, thus eliminating the carrying costs and related operating and maintenance costs for those facilities;

•
continuing to improve and expand the Company’s supply chain capabilities, with further improvements in forecasting and demand-planning software and SKU count reduction, resulting in the reduction of inventories to optimal levels, while maintaining  flow of product to customers;

•	filling key leadership positions with people who have the skill sets and experience needed under the Company’s new business model; and
•
opening a distribution facility located in the port area of Southern California to improve the Company’s  service, and further reduce inbound and outbound freight cost, to its dealers principally located on the U.S. West Coast, for certain imported wood, metal and upholstered furniture products.

The Company anticipates that these changes will result in:

•	slightly improved operating margins,
•	increased sales, due to expanded product offerings,
•	reduced site operation and occupancy costs, and
•	lower inventory carrying costs.

During the year, Bradington-Young and Sam Moore launched a number of new domestic and imported products.  Going forward, the Company expects that Bradington-Young and Sam Moore will retain their business for domestically produced goods and expand sales of their imported products.  Following its acquisition, Sam Moore’s product distribution was expanded through Hooker’s independent sales representatives.  While Sam Moore operated at a loss in fiscal 2008, the Company believes that this improved market penetration will result in increased sales once economic conditions improve and marginal profitability for Sam Moore in fiscal year 2009.

Hooker continues to offer its “store within a store” displays with the Company’s existing dealers through “SmartLiving ShowPlace” galleries dedicated exclusively to multi-category and whole-home collections under the Hooker and Bradington-Young brands.  The mission of the SmartLiving program is to develop progressive partnerships with retailers consisting of a merchandising and marketing plan to drive increased sales and profitability and positively impact consumers’ purchase decisions, satisfaction and loyalty through an enhanced shopping experience.

The Company expects business conditions will remain challenging well into fiscal 2009 based on industry forecasts for a lower growth rate in furniture shipments and a decline in the Company’s incoming orders since the 2006 fourth quarter. Although net sales growth will continue to be challenging, the Company expects improved profitability because of the steps it has taken to reduce costs and expand the Company’s product offerings.

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

The Company’s domestic wood furniture manufacturing operations have suffered from lower demand and significant declines in volume for its bedroom, home office and home entertainment products, principally due to competition from lower-priced imported furniture products.  These declines led to the Company’s exit from domestic wood manufacturing with the closing of the Company’s Martinsville, Va. facility in March 2007, Roanoke, Va. facility in August 2006, Pleasant Garden, N.C. facility in October 2005, Maiden, N.C. facility in October 2004 and Kernersville, N.C. facility in August 2003.

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

Accounting Pronouncements

In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133.”   The objective of this statement is to require enhanced disclosures about an entity’s derivative and hedging activities and to improve the transparency of financial reporting.  This statement changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The Company expects to adopt the standard in its fiscal year 2010 first quarter, which will begin February 2, 2009.  The adoption of SFAS 161 is not expected to have a material impact on the Company’s financial position or results of operations.

In December 2007, the FASB issued a revision to SFAS No. 141R, “Business Combinations”.   The objective of this Statement is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. To accomplish that, this statement establishes principles and requirements for how the acquirer:  a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree;  b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  Early adoption of this standard is not permitted.  Consequently, the Company expects to adopt the standard in its fiscal year 2010 first quarter, which will begin February 2, 2009.  The adoption of SFAS 141R is not expected to have a material impact on the Company’s financial position or results of operations.

In March 2007, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF No. 06-10 “Accounting for Collateral Assignment Split-Dollar Life Insurance Arrangements”.  The task force reached a consensus that requires an employer to measure the asset associated with collateral-assignment split-dollar life insurance based on the arrangement’s terms.  Under the consensus, an employer would record a liability for a postretirement benefit only if the employer has agreed to maintain the life insurance policy during the employee’s retirement or provide the employee with a death benefit.   The consensus is effective for fiscal years beginning after December 15, 2007.  Consequently, the Company will adopt the EITF No. 06-10 in its fiscal year 2009 first quarter, which began February 4, 2008.   The adoption of EITF No. 06-10 is not expected to have a material impact on the Company’s financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”.   This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This statement is expected to expand the use of fair value measurement, which is consistent with FASB’s long-term measurement objectives for accounting for financial instruments.  This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of FASB Statement No. 157, Fair Value Measurements.  Consequently, the Company will adopt the standard in its fiscal year 2009 first quarter, which began February 4, 2008.   The adoption of SFAS 159 is not expected to have a material impact on the Company’s financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”.  This statement defines fair value, establishes a framework for measuring fair value under U.S. generally accepted accounting principles, and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements, FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this statement does not require any new fair value measurements. However, for some entities, the application of this statement will change current practice.  This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  Consequently, the Company will adopt the standard in its fiscal year 2009 first quarter, which began February 4, 2008.   The adoption of SFAS 157 is not expected to have a material impact on the Company’s financial position or results of operations.

In September 2006, the EITF reached a consensus on EITF No. 06-5 “Accounting for Purchase of Life Insurance – Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4” .  The task force reached a consensus on a number of issues related to the purchase and surrender of life insurance contracts.  The consensus is effective for fiscal years beginning after December 15, 2006.  Consequently, the Company adopted EITF No. 06-5 in its fiscal year 2008 first quarter, which began on January 29, 2007.   The adoption of EITF No. 06-5 did not have a material impact on the Company’s financial position or results of operations.

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

The Company’s obligations under its lines of credit and term loan bear interest at variable rates.  The outstanding balance under the Company’s term loan amounted to $7.9 million as of February 3, 2008.  The Company has entered into an interest rate swap agreement that, in effect, fixes the rate of interest on its term loan at 4.1% through 2010.  The notional principal value of the swap agreement is substantially equal to the outstanding principal balance of the term loan.  A fluctuation in market interest rates of one percentage point (or 100 basis points) would not have a material impact on the Company’s results of operations or financial condition.

For imported products, the Company generally negotiates firm pricing denominated in U.S. Dollars with its foreign suppliers, for periods typically of at least one year.  The Company accepts the exposure to exchange rate movements beyond these negotiated periods without using derivative financial instruments to manage this risk.  Most of the Company’s imports are purchased from China.  The Chinese currency, formerly pegged to the U.S. Dollar, now floats within a limited range in relation to the U.S. Dollar, resulting in additional exposure to foreign currency exchange rate fluctuations.

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

Certain Non-GAAP Financial Measures

The Company, in its Annual Report to Shareholders (of which this annual report on Form 10-K is a part), under the heading “Financial Highlights,” has reported net income and earnings per share both including and excluding the impact of restructuring and asset impairment charges, the January 2007 ESOP termination charge and the December 2007 charge related to the donation of two former Bradington-Young showrooms.  In this Form 10-K, under the headings “Results of Operations  Fiscal 2008 Compared to Fiscal 2006,” “Results of Operations Fiscal 2007 Two-Month Transition Period Compared to Fiscal 2006 First Quarter” and “Results of Operations – Fiscal 2006 Compared to Fiscal 2005,”  the Company has reported operating income margin both including and excluding the impact of restructuring and asset impairment charges, the January 2007 ESOP termination charge and the December 2007 charge related to the donation of two former Bradington-Young showrooms.   The net income, earnings per share and operating income margins figures excluding the impact of the items specified above are “non-GAAP” financial measures.  The Company provides this information because management believes it is useful to investors in evaluating the Company’s ongoing operations.

ITEM 9.                     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.                   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on their most recent review, which was made as of the end of the Company’s fourth quarter ended February 3, 2008, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure and are effective to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission (“SEC”) rules and forms.

Management’s Annual Report on Internal Control over Financial Reporting

In accordance with Section 404 of the Sarbanes-Oxley Act and SEC rules thereunder, management has conducted an assessment of the Company’s internal control over financial reporting as of February 3, 2008.  Management’s report regarding that assessment is included with the financial statements on page F-2 of this report and is incorporated herein by reference.

Report of Registered Public Accounting Firm

The Company’s independent registered public accounting firm, KPMG LLP, audited the consolidated financial statements included in this annual report on Form 10-K and have issued an audit report on the effectiveness of the Company’s internal control over financial reporting.  Their report is included with the financial statements on page F-4 of this report and is incorporated herein by reference.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting for the Company’s fourth quarter ended February 3, 2008, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.                   OTHER INFORMATION

On February 27, 2008, the Company renewed the $15 million revolving credit line under its credit facility with Bank of America, N.A.  The new maturity date for the revolving credit line is March 1, 2011.  The other terms and conditions applicable to the revolving credit line, including the financial covenants regarding minimum tangible net worth, debt service coverage, the ratio of funded debt to earnings before interest, taxes, depreciation, amortization, and maximum capital expenditures, remain unchanged.

Hooker Furniture Corporation
Part III

In accordance with General Instruction G (3) of Form 10-K, the information called for by Items 10, 11, 12, 13 and 14 of Part III is incorporated by reference to the Company’s definitive Proxy Statement for its Annual Meeting of Shareholders scheduled to be held June 30, 2008 (the “2008 Proxy Statement”), as set forth below:

ITEM 10.                    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information related to the Company’s directors is set forth under the caption “Election of Directors” in the 2008 Proxy Statement and is incorporated herein by reference.

Information relating to compliance with Section 16(a) of the Exchange Act is set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2008 Proxy Statement and is incorporated herein by reference.

Information regarding material changes, if any, in the procedures by which shareholders may recommend nominees to the Company’s Board of Directors will be set forth under the caption “Procedures for Shareholder Recommendations of Director Nominees” in the 2008 Proxy Statement and is incorporated herein by reference.

Information relating to the Audit Committee of the Company’s Board of Directors, including the composition of the Audit Committee and the Board’s determinations concerning whether certain members of the Audit Committee are “financial experts” as that term is defined under Item 407(d)(5) of Regulation S-K is set forth under the captions “Board  and Board Committee Information” and “Audit Committee” in the 2008 Proxy Statement and is incorporated herein by reference.

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

ITEM 11.                    EXECUTIVE COMPENSATION

Information relating to this item is set forth under the captions “Executive Compensation” and “Director Compensation” in the 2008 Proxy Statement and is incorporated herein by reference.

ITEM 12.                    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Information relating to this item is set forth under the captions “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management” in the 2008 Proxy Statement and is incorporated herein by reference.

ITEM 13.                    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information relating to this item is set forth under the captions “Certain Relationships and Related Transactions” and “Board and Board Committee Information” in the 2008 Proxy Statement and is incorporated herein by reference.

ITEM 14.                    PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information relating to this item is set forth under the caption “Ratification of Selection of Independent Registered Public Accounting Firm” in the 2008 Proxy Statement and is incorporated herein by reference.

Hooker Furniture Corporation
Part IV
ITEM 15.                    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed as part of this report on Form 10-K:

(1)	The following financial statements are included in this report on Form 10-K:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of February 3, 2008 and January 28, 2007

Consolidated Statements of Operations for the fifty-three weeks ended February 3, 2008, the two-month transition period ended January 28, 2007 and the twelve months ended November 30, 2006 and 2005

Consolidated Statements of Cash Flows for the fifty-three weeks ended February 3, 2008, the two-month transition period ended January 28, 2007 and the twelve months ended November 30, 2006 and 2005

Consolidated Statements of Shareholders’ Equity for the twelve months ended November 30, 2006 and 2005, the two-month transition period ended January 28, 2007 and the fifty-three weeks ended February 3, 2008

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
First Amendment to Credit Agreement, dated as of February 18, 2005, among the Company, the Lenders party thereto, and Bank of America, N.A., as agent (incorporated by reference to Exhibit 10.2 of the Company’s Form 10-Q (SEC File No. 000-25349) for the quarter ending February 28, 2005)

4.3(c)	Second Amendment to Credit Agreement dated as of February 27, 2008, among the Company and Bank of America, N.A. as lender and agent (filed herewith)

Pursuant to Regulation S-K, Item 601(b)(4)(iii), instruments evidencing long-term debt not exceeding 10% of the Company’s total assets have been omitted and will be furnished to the Securities and Exchange Commission upon request.

10.1(a)
Form of Executive Life Insurance Agreement dated December 31, 2003, between the Company and certain of its executive officers (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q (SEC File No. 000-25349) for the quarter ended February 29, 2004)*

10.1(b)(i)
Supplemental Retirement Income Plan effective as of December 1, 2003 (incorporated by reference to Exhibit 10.3 of the Company’s Form 10-Q (SEC File No. 000-25349) for the quarter ended February 29, 2004)*

10.1(b)(ii)	First Amendment to the Supplemental Retirement Income Plan, dated as of May 24, 2007 (filed herewith)*

10.1(c)	Summary of Compensation for Named Executive Officers (filed herewith)*

10.1(d)	Summary of Director Compensation (filed herewith)*

10.1(e)	Hooker Furniture Corporation 2005 Stock Incentive Plan (incorporated by reference to Appendix B of the Company’s Definitive Proxy Statement dated March 1, 2005 (SEC File No. 000-25349))*

10.1(f)	Form of Outside Director Restricted Stock Agreement (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K (SEC File No. 000-25349) filed January 17, 2006)*

10.1(g)
Retirement Agreement, dated October 26, 2006, between Douglas C. Williams and the Company (incorporated by reference to Exhibit 10.1(g) of the Company’s Annual Report on Form 10-K (SEC File No. 000-25349) filed February 28, 2007)*

10.1(h)	Employment Agreement, dated June 15, 2007, between Alan D. Cole and the Company (filed herewith)*

10.2(a)	Credit Agreement, dated April 30, 2003, between Bank of America, N.A., and the Company (See Exhibit 4.3(a))

10.2(b)	First Amendment to Credit Agreement, dated as of February 18, 2005, among the Company, the Lenders party thereto, and Bank of America, N.A., as agent (See Exhibit 4.3(b))

10.2(c)	Second Amendment to Credit Agreement, dated as of February 27, 2008, among the Company and Bank of America, N.A., as lender and agent (See Exhibit 4.3(c))

21	List of Subsidiaries:

Bradington-Young LLC, a Virginia limited liability company
Sam Moore Furniture LLC, a Virginia limited liability company

23	Consent of Independent Registered Public Accounting Firm (filed herewith)

31.1	Rule 13a-14(a) Certification of the Company’s principal executive officer (filed herewith)

31.2	Rule 13a-14(a) Certification of the Company’s principal financial officer (filed herewith)

32.1	Rule 13a-14(b) Certification of the Company’s principal executive officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.2	Rule 13a-14(b) Certification of the Company’s principal financial officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

_____________
*Management contract or compensatory plan

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOOKER FURNITURE CORPORATION
April 16, 2008	/s/ Paul B. Toms, Jr.
Paul B. Toms, Jr.
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Paul B. Toms, Jr.	Chairman, President, Chief Executive Officer and	April 16, 2008
Paul B. Toms, Jr.	Director (Principal Executive Officer)

/s/ E. Larry Ryder	Executive Vice President - Finance and	April 16, 2008
E. Larry Ryder	Administration (Principal Financial Officer)

/s/ R. Gary Armbrister	Chief Accounting Officer	April 16, 2008
R. Gary Armbrister	(Principal Accounting Officer)

/s/ W. Christopher Beeler, Jr.	Director	April 16, 2008
W. Christopher Beeler, Jr.

/s/ John L. Gregory, III	Director	April 16, 2008
John L. Gregory, III

/s/ Mark F. Schreiber	Director	April 16, 2008
Mark F. Schreiber

/s/ David G. Sweet	Director	April 16, 2008
David G. Sweet

/s/ Henry G. Williamson, Jr.	Director	April 16, 2008
Henry G. Williamson, Jr.

HOOKER FURNITURE CORPORATION AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Management's Report on Internal Control Over Financial Reporting	F-2

Report of Independent Registered Public Accounting Firm	F-3

Consolidated Balance Sheets as of February 3, 2008 and January 28, 2007	F-5

Consolidated Statements of Operations for the fifty-three weeks ended February 3, 2008, the two-month transition period ended January 28, 2007 and the twelve months ended
November 30, 2006 and 2005	F-6

Consolidated Statements of Cash Flows for the fifty-three weeks ended February 3, 2008, the two-month transition period ended January 28, 2007 and the twelve months ended
November 30, 2006 and 2005	F-7

Consolidated Statements of Shareholders’ Equity for the twelve months ended November 30,
2006 and 2005, the two-month transition period ended January 28, 2007 and the fifty-three
weeks ended February 3, 2008	F-8

Notes to Consolidated Financial Statements	F-9

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Shareholders of
Hooker Furniture Corporation
Martinsville, Virginia

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of management, including the principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on the Company’s evaluation under that framework, management concluded that the Company’s internal control over financial reporting was effective as of February 3, 2008.  The effectiveness of the Company’s internal control over financial reporting as of February 3, 2008 has been audited by KPMG LLP, the Company’s independent registered public accounting firm, as stated in their report which is included herein.

The Company acquired substantially all of the assets of Sam Moore Furniture Industries, Inc. on April 28, 2007. The Company operates the Sam Moore business through a wholly owned subsidiary named Sam Moore Furniture LLC.  Management did not include the Sam Moore business in its evaluation of internal control over financial reporting as of February 3, 2008. The Sam Moore business constituted $11.3 million, or 6.4% of consolidated total assets and $20.8 million, or 6.6% of consolidated net sales of Hooker Furniture Corporation as of and for the year ended February 3, 2008. Additional discussion regarding the Sam Moore acquisition and its impact on the Company’s financial statements can be found in Note 4 of the Company’s consolidated financial statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Hooker Furniture Corporation:

We have audited the accompanying consolidated balance sheets of Hooker Furniture Corporation and subsidiaries as of February 3, 2008 and January 28, 2007 and the related consolidated statements of operations, cash flows and shareholders’ equity for each of:  the fifty-three week period ended February 3, 2008; the two-month transition period ended January 28, 2007;  and the  twelve-month periods ended November 30, 2006 and 2005. These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hooker Furniture Corporation and subsidiaries as of  February 3, 2008 and  January 28, 2007, and the results of their operations and their cash flows for each of:   the fifty-three week period ended February 3, 2008; the two-month transition period ended January 28, 2007; and the twelve-month periods ended November 30, 2006 and 2005 in conformity with U.S. generally accepted accounting principles.

As discussed in Note 13 to the consolidated financial statements, effective January 29, 2007, the Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Hooker Furniture Corporation’s internal control over financial reporting as of February 3, 2008 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated April 15, 2008 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Greensboro, North Carolina
April 15, 2008

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Hooker Furniture Corporation:

We have audited Hooker Furniture Corporation’s internal control over financial reporting as of February 3, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Hooker Furniture Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report On Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Hooker Furniture Corporation maintained, in all material respects, effective internal control over financial reporting as of February 3, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Hooker Furniture Corporation acquired substantially all of the assets of Sam Moore Furniture Industries, Inc. during 2008, and management excluded from its assessment of the effectiveness of Hooker Furniture Corporation’s internal control over financial reporting as of February 3, 2008, the Sam Moore Furniture business’s internal control over financial reporting associated with total assets of $11.3 million, or 6.4% of consolidated total assets and net sales of $20.8 million, or 6.6% of consolidated net sales included in the consolidated financial statements of Hooker Furniture Corporation and subsidiaries as of and for the year ended February 3, 2008. Our audit of internal control over financial reporting of Hooker Furniture Corporation also excluded an evaluation of the internal control over financial reporting of the Sam Moore Furniture business.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Hooker Furniture Corporation and subsidiaries as of February 3, 2008 and January 28, 2007, and the related consolidated statements of operations, cash flows and shareholders’ equity for each of: the fifty-three week period ended February 3, 2008; the two-month transition period ended January 28, 2007; and the twelve-month periods ended November 30, 2006 and 2005, and our report dated April 15, 2008 expressed an unqualified opinion on those consolidated financial statements.

Greensboro, North Carolina
April 15, 2008

HOOKER FURNITURE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)

As of	February 3,	January 28,
	2008	2007

Assets
Current assets
Cash and cash equivalents	$33,076	$47,085
Trade accounts receivable, less allowance for doubtful accounts
of $1,750 and $1,436 on each date	38,229	37,744
Inventories	50,560	62,803
Prepaid expenses and other current assets	3,552	3,254
Assets held for sale		3,475
Total current assets	125,417	154,361
Property, plant and equipment, net	25,353	24,839
Goodwill	3,774	2,396
Intangible assets	5,892	4,400
Cash surrender value of life insurance policies	12,173	11,506
Other assets	2,623	4,961
Total assets	$175,232	$202,463

Liabilities and Shareholders’ Equity

Current liabilities
Trade accounts payable	$13,025	$10,071
Accrued salaries, wages and benefits	3,838	6,918
Other accrued expenses	3,553	7,676
Current maturities of long-term debt	2,694	2,503
Total current liabilities	23,110	27,168
Long-term debt, excluding current maturities	5,218	7,912
Deferred compensation	5,369	3,919
Other long-term liabilities	709	1,154
Total liabilities	34,406	40,153

Shareholders’ equity
Common stock, no par value, 20,000 shares authorized,
11,561 and 13,269 shares issued and outstanding on each date	18,182	20,840
Retained earnings	122,835	141,539
Accumulated other comprehensive loss	(191)	(69)
Total shareholders’ equity	140,826	162,310
Total liabilities and shareholders’ equity	$175,232	$202,463

See accompanying Notes to Consolidated Financial Statements.

HOOKER FURNITURE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

For The	Fifty-Three	Two Months
	Weeks Ended	Ended	Twelve Months Ended
	February 3,	January 28,	November 30,	November 30,
	2008	2007	2006	2005

Net sales	$316,801	$49,061	$350,026	$341,775

Cost of sales	219,555	35,446	248,812	249,873

Gross profit	97,246	13,615	101,214	91,902

Selling and administrative expenses	67,240	9,458	71,549	65,497

ESOP termination compensation charge		18,428

Restructuring and asset impairment charges	309	2,973	6,881	5,250

Operating income (loss)	29,697	(17,244)	22,784	21,155

Other income (expense), net	1,472	129	(77)	(646)

Income (loss) before income taxes	31,169	(17,115)	22,707	20,509

Income taxes	11,514	1,300	8,569	8,024

Net income (loss)	$19,655	$(18,415)	$14,138	$12,485

Earnings (loss) per share:
Basic and diluted	$1.58	$(1.52)	$1.18	$1.06

Weighted average shares outstanding:
Basic	12,442	12,113	11,951	11,795
Diluted	12,446	12,113	11,953	11,795

Cash dividends declared per share	$0.40	$	$0.31	$0.28

See accompanying Notes to Consolidated Financial Statements.

HOOKER FURNITURE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

For The	Fifty-Three	Two Months
	Weeks Ended	Ended	Twelve Months Ended
	February 3,	January 28,	November 30,	November 30,
	2008	2007	2006	2005
Cash flows from operating activities
Cash received from customers	$321,189	$56,869	$349,075	$339,041
Cash paid to suppliers and employees	(266,009)	(40,202)	(317,895)	(308,957)
Income taxes paid, net	(12,717)	(480)	(8,741)	(9,614)
Interest received (paid), net	1,195	28	(111)	(846)
Net cash provided by operating activities	43,658	16,215	22,328	19,624

Cash flows from investing activities
Acquisitions, net of cash required	(15,826)
Purchase of property, plant and equipment	(1,942)	(419)	(4,268)	(3,590)
Proceeds from the sale of property and equipment	3,668	22	3,409	5,226
Net cash (used in) provided by investing activities	(14,100)	(397)	(859)	1,636

Cash flows from financing activities
Purchase and retirement of common stock	(36,028)			(930)
Cash dividends paid	(5,036)		(3,687)	(3,286)
Payments on long-term debt	(2,503)	(597)	(2,283)	(9,871)
Payment to terminate interest rate swap agreement				(38)
Net cash used in financing activities	(43,567)	(597)	(5,970)	(14,125)

Net (decrease) increase in cash and cash equivalents	(14,009)	15,221	15,499	7,135
Cash and cash equivalents at beginning of year	47,085	31,864	16,365	9,230
Cash and cash equivalents at end of year	$33,076	$47,085	$31,864	$16,365

Reconciliation of net income (loss) to net cash provided
by operating activities
Net income (loss)	$19,655	$(18,415)	$14,138	$12,485
Depreciation and amortization	3,352	681	4,645	6,296
Non-cash ESOP cost		18,149	2,646	3,217
Restricted stock compensation cost	47		18	8
Restructuring and related asset impairment charges	309	2,973	6,881	5,250
(Loss) gain on disposal of property	(100)		2	(10)
Donation of showroom facilities	1,082
Provision (credit) for doubtful accounts	1,313	(182)	1,920	569
Deferred income tax expense (benefit)	2,624	(787)	(3,273)	(1,479)
Changes in assets and liabilities, net of effect from acquisitions:
Trade accounts receivable	2,972	7,882	(3,371)	(3,602)
Inventories	18,757	5,336	579	992
Prepaid expenses and other assets	(1,141)	844	(1,224)	(2,550)
Trade accounts payable	2,063	(1,180)	(2,621)	(1,058)
Accrued salaries, wages and benefits	(3,256)	(1,589)	(1,340)	(2,440)
Accrued income taxes	(3,826)	1,607	2,489
Other accrued expenses	(1,198)	255	313	300
Other long-term liabilities	1,005	641	526	1,646
Net cash provided by operating activities	$43,658	$16,215	$22,328	$19,624

See accompanying Notes to Consolidated Financial Statements.

HOOKER FURNITURE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands, except per share data)

For The Twelve Month Periods Ended November 30, 2005 and November 30, 2006; The Two-Month Transition Period Ended January 28, 2007 and the Fifty-Three Week Period Ended February 3, 2008

					Accumulated
			Unearned		Other	Total
	Common Stock		ESOP	Retained	Comprehensive	Shareholders’
	Shares	Amount	Shares	Earnings	Loss	Equity

Balance at November 30, 2004	14,475	$7,385	$(16,927)	$146,886	$(759)	$136,585

Net income				12,485		12,485
Unrealized gain on interest rate swap					533	533
Total comprehensive income						13,018
Cash dividends ($0.28 per share)				(3,286)		(3,286)
Purchase and retirement of common stock	(50)	(28)		(902)		(930)
ESOP cost		2,159	1,066			3,225
Balance at November 30, 2005	14,425	9,516	(15,861)	155,183	(226)	148,612

Cumulative effect adjustment as a result of the
implementation of SEC Staff Accounting Bulletin
No. 108				692		692
Balance at December 1, 2005	14,425	9,516	(15,861)	155,875	(226)	149,304

Net income				14,138		14,138
Unrealized gain on interest rate swap					117	117
Total comprehensive income						14,255
Cash dividends ($0.31 per share)				(3,687)		(3,687)
Restricted stock grants, net of forfeitures	4
Restricted stock compensation cost		18				18
ESOP cost		1,620	1,026			2,646
Balance at November 30, 2006	14,429	11,154	(14,835)	166,326	(109)	162,536

Net loss				(18,415)		(18,415)
Unrealized gain on interest rate swap					40	40
Total comprehensive loss						(18,375)
Restricted stock grants	5
Restricted stock compensation cost		8				8
ESOP termination	(1,165)	9,678	14,835	(6,372)		18,141
Balance at January 28, 2007	13,269	20,840		141,539	(69)	162,310

Net income				19,655		19,655
Unrealized loss on interest rate swap					(122)	(122)
Total comprehensive income						19,533
Cash dividends ($0.40 per share)				(5,036)		(5,036)
Restricted stock grants, net of forfeitures	4
Restricted stock compensation cost		47				47
Purchase and retirement of common stock	(1,712)	(2,705)		(33,323)		(36,028)
Balance at February 3, 2008	11,561	$18,182	$	$122,835	$(191)	$140,826

See accompanying Notes to Consolidated Financial Statements.

NOTE  1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Hooker Furniture Corporation and subsidiaries (the “Company”) design, import, manufacture and market residential household furniture for sale to wholesale and retail merchandisers located principally in North America.

Consolidation

The consolidated financial statements include the accounts of Hooker Furniture Corporation and its wholly owned subsidiaries.  All material intercompany accounts and transactions have been eliminated in consolidation.

Certain items in the consolidated financial statements and the notes to the consolidated financial statements for the periods prior to fiscal year 2008 have been reclassified to conform to the fiscal year 2008 method of presentation.

Change in Fiscal Year

On August 29, 2006, the Company approved a change in its fiscal year.  After the fiscal year that ended November 30, 2006, the Company’s fiscal years will end on the Sunday nearest to January 31.  In addition, starting with the fiscal year that began January 29, 2007, the Company adopted quarterly periods based on thirteen-week “reporting periods” (which will end on a Sunday) rather than quarterly periods consisting of three calendar months. As a result, each quarterly period generally will be thirteen weeks, or 91 days, long. However, since the Company’s fiscal year will end on the Sunday closest to January 31, in some years (generally once every six years) the fourth quarter will be fourteen weeks long and the fiscal year will consist of 53 weeks (for example, the fiscal year that ended February 3, 2008 was 53 weeks).

The Company completed a two-month transition period that began December 1, 2006 and ended January 28, 2007 and filed a transition report on Form 10-Q for that period on March 16, 2007.  These financial statements are being filed as part of an annual report on Form 10-K covering the fifty-three week period that began January 29, 2007 and ended February 3, 2008.  These financial statements also include the two-month transition period that began December 1, 2006 and ended January 28, 2007 and the twelve-month periods that ended November 30, 2006 and 2005.  The Company did not recast the financial statements for the twelve-month periods ended November 30, 2006 and 2005 principally because the financial reporting processes in place for those periods included certain procedures that were completed only on a quarterly basis.  Consequently, to recast those periods would have been impractical and would not have been cost-justified.

References to the 2008 fiscal year and comparable terminology in the notes to the consolidated financial statements mean the fiscal year that began January 29, 2007 and ended February 3, 2008.  References to the 2007 two-month transition period and comparable terminology in the notes to the consolidated financial statements refers to the period that began December 1, 2006 and ended January 28, 2007.  References to the 2006 and 2005 fiscal years and comparable terminology in the notes to the consolidated financial statements refers to the fiscal years that began December 1, 2006 and 2005 and ended November 30, 2006 and 2005, respectively.

Cash and Cash Equivalents

The Company temporarily invests its unused cash balances in a high quality, diversified money market fund that provides for daily liquidity and pays dividends monthly.  Cash and cash equivalents invested in short-term liquid investments amounted to $23.5 million at February 3, 2008 and $37.7 million at January 28, 2007.  Cash equivalents are stated at cost plus accrued interest, which approximates market.

Trade Accounts Receivable

Substantially all of the Company’s trade accounts receivable are due from retailers and dealers that sell residential home furnishings, which consist of a large number of entities with a broad geographical dispersion. The Company continually performs credit evaluations of its customers and generally does not require collateral. The Company’s upholstered furniture subsidiaries factor substantially all of their receivables on a non-recourse basis.  Accounts receivable are reported net of allowance for doubtful accounts.

The activity in the allowance for doubtful accounts was:

	Fifty-Three	Two-Months
	Weeks Ended	Ended	Twelve Months Ended
	February 3,	January 28,	November 30,	November 30,
	2008	2007	2006	2005
Balance at beginning of year	$1,436	$1,807	$1,352	$1,341
Non-cash charges to cost and expenses	1,313	(182)	1,920	569
Allowance for doubtful accounts acquired in acquisitions	257
Less uncollectible receivables written off, net of recoveries	(1,256)	(189)	(1,465)	(558)
Balance at end of year	$1,750	$1,436	$1,807	$1,352

Fair Value of Financial Instruments

The carrying value for each of the Company’s financial instruments (consisting of cash and cash equivalents, trade accounts receivable and payable, and accrued liabilities) approximates fair value because of the short-term nature of those instruments.  The fair value of the Company’s term loan is estimated based on the quoted market rates for similar debt with a similar remaining maturity.   On February 3, 2008 and January 28, 2007, the carrying value of the term loan approximated fair value.  The fair value of the Company’s interest rate swap agreement is based on values provided by the issuer.

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

Capitalized Software Costs

Certain costs incurred in connection with developing or obtaining computer software for internal use that has a useful life of three or more years are capitalized.  These costs are amortized over five years or less, and generally over five years.  The activity in capitalized software costs was:

	Fifty-Three	Two-Months
	Weeks Ended	Ended	Twelve Months Ended
	February 3,	January 28,	November 30,	November 30,
	2008	2007	2006	2005
Balance beginning of year	$1,847	$1,576	$2,961	$4,366
Software acquired in the acquisition of Sam Moore	458
Purchases	2,176	540	166	607
Amortization expense	(1,142)	(269)	(1,407)	(1,906)
Disposals	(46)		(144)	(106)
Balance end of year	$3,293	$1,847	$1,576	$2,961

Goodwill and Intangible Assets

The Company owns certain amortizable and indefinite-lived intangible assets and goodwill related to Bradington-Young, Sam Moore and Opus Designs.  The principal amortizable intangible assets are non-compete agreements and furniture designs, which are amortized over their estimated useful lives.  The principal indefinite-lived intangible assets are trademarks and trade names.  Goodwill, trademarks and trade names have indefinite lives and are not amortized but are tested for impairment annually or more frequently if events or circumstances indicate that the asset might be impaired.

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

No impairment losses have been recorded for goodwill or intangible assets through February 3, 2008.

Cash Surrender Value of Life Insurance Policies

The Company owns key-man life insurance policies on certain executives and other key employees and also maintains a collateral interest to the extent of premiums paid by the Company with respect to split-dollar life insurance policies on certain executives.  Proceeds of the policies are used to fund certain executive life insurance benefits and for other general corporate purposes.  The Company accounts for life insurance as a component of its employee benefits cost.  Consequently the cost of the coverage and any resulting gains or losses related to those insurance policies are recorded as a decrease or increase to operating income.    The cash surrender value of those life insurance policies amounted to $12.2 million as of February 3, 2008 and $11.5 million as of January 28, 2007.

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

In some cases, such as upon the early repayment of a debt instrument, the Company may continue to hold an interest rate swap for a period of time after the related principal has been paid rendering the hedge ineffective.  Changes in the ineffective portion of the fair value of the derivative are accounted for through interest expense.  The notional principal value of the Company’s swap agreement outstanding as of February 3, 2008 was equal to the outstanding principal balance of the corresponding debt instrument.

Revenue Recognition

The Company recognizes sales revenue when title and the risk of loss pass to the customer, which occurs at the time of shipment.  Sales are recorded net of allowances for trade promotions, estimated product returns, rebate advertising programs and other discounts.

Advertising

The Company has advertising programs under which it may provide signage, catalogs and other marketing support to its customers and may reimburse advertising and other costs incurred by its customers in connection with promoting the Company’s products.  The cost of these programs does not exceed the fair value of the benefit received.  The Company charges the cost of point-of-purchase materials (including signage and catalogs) to selling and administrative expense as incurred, which amounted to $3.0 million in fiscal 2008, $288,000 in the 2007 two-month transition period, $2.8 million in fiscal 2006 and $3.8 million in fiscal 2005.  The cost for the Company’s other advertising programs is charged against net sales.

Shipping and Handling Costs

Amounts billed to customers that represent shipping and handling are reported as net sales.  The Company’s shipping and handling costs, which include all costs to warehouse and distribute goods to customers, are classified in selling and administrative expenses and amounted to $15.3 million in fiscal 2008, $2.4 million in the 2007 two-month transition period, $20.9 million in fiscal 2006 and $15.2 million in fiscal 2005.

Income Taxes

Income taxes are accounted for under the asset and liability method.  Deferred income taxes reflect the expected future tax consequences of differences between the book and income tax bases of assets and liabilities using enacted tax rates in effect in the years in which those differences are expected to reverse.

Earnings Per Share

Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period.  Unearned ESOP shares (2.4 million shares at November 30, 2006 and 2.5 million shares at November 30, 2005) were not considered outstanding for purposes of calculating basic or diluted earnings per share.  Diluted earnings per share reflects the potential dilutive effect of securities that could share in the earnings of the Company.  The Company has issued restricted stock awards to non-employee members of the board of directors under the Company’s 2005 Stock Incentive Plan, and expects to continue to grant these awards to non-employee board members in the future.  As of February 3, 2008, there were 13,130 shares and as of January 28, 2007 there were 8,795 shares of restricted stock outstanding, net of forfeitures and vested shares.  Restricted shares awarded that have not yet vested are considered when computing diluted earnings per share.

Concentrations of Sourcing Risk

The Company sources its imported products through over 30 different vendors, from 59 separate factories, located in seven countries.  Because of the large number and diverse nature of the foreign factories from which the Company can source its imported products, the Company has some flexibility in the placement of products in any particular factory or country.  As of February 3, 2008, the Company held $7.9 million in inventory (4.5% of total assets) outside of the United States, in China.

Factories located in China have become an important resource for the Company.  In fiscal year 2008, imported products sourced from China accounted for approximately 87% of import purchases, and the factory in China from which the Company directly sources the most product accounted for approximately 38% of the Company’s worldwide purchases of imported product.  A sudden disruption in the Company’s supply chain from this factory, or from China in general, could significantly impact the Company’s ability to fill customer orders for products manufactured at that factory or in that country.  If such a disruption were to occur, the Company believes that it would have sufficient inventory to adequately meet demand for approximately three months.  Also, with the broad spectrum of product the Company offers, the Company believes that, in some cases, buyers could be offered similar product available from alternative sources.  The Company believes that it could, most likely at higher cost, source most of the products currently sourced in China from factories in other countries and could produce certain upholstered products domestically at its own factories.  However, supply disruptions and delays on selected items could occur for approximately six months.  If the Company were to be unsuccessful in obtaining those products from other sources, or at comparable cost, then a sudden disruption in the Company’s supply chain from its largest import furniture supplier, or from China in general, could have a short-term material adverse effect on the Company’s results of operations. Given the capacity available in China and other low-cost producing countries, the Company believes the risks from these potential supply disruptions are manageable.

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

Accounting Pronouncements

In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133.”   The objective of this statement is to require enhanced disclosures about an entity’s derivative and hedging activities and to improve the transparency of financial reporting.  This statement changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption.  The Company expects to adopt the standard in its fiscal year 2010 first quarter, which will begin February 2, 2009.  The adoption of SFAS 161 is not expected to have a material impact on the Company’s financial position or results of operations.

In December 2007, the FASB issued a revision to SFAS No. 141R, “Business Combinations”.   The objective of this Statement is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. To accomplish that, this statement establishes principles and requirements for how the acquirer:  a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree;  b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  Early adoption of this standard is not permitted.  Consequently, the Company expects to adopt the standard in its fiscal year 2010 first quarter, which will begin February 2, 2009.  The adoption of SFAS 141R is not expected to have a material impact on the Company’s financial position or results of operations.

In March 2007, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF No. 06-10 “Accounting for Collateral Assignment Split-Dollar Life Insurance Arrangements”.  The task force reached a consensus that requires an employer to measure the asset associated with collateral-assignment split-dollar life insurance based on the arrangement’s terms.  Under the consensus, an employer would record a liability for a postretirement benefit only if the employer has agreed to maintain the life insurance policy during the employee’s retirement or provide the employee with a death benefit.   The consensus is effective for fiscal years beginning after December 15, 2007.  Consequently, the Company will adopt the EITF No. 06-10 in its fiscal year 2009 first quarter, which began February 4, 2008.   The adoption of EITF No. 06-10 is not expected to have a material impact on the Company’s financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”.   This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This statement is expected to expand the use of fair value measurement, which is consistent with FASB’s long-term measurement objectives for accounting for financial instruments.  This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of FASB Statement No. 157, Fair Value Measurements.  Consequently, the Company will adopt the standard in its fiscal year 2009 first quarter, which began February 4, 2008.   The adoption of SFAS 159 is not expected to have a material impact on the Company’s financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”.  This statement defines fair value, establishes a framework for measuring fair value under U.S. generally accepted accounting principles, and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements, FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this statement does not require any new fair value measurements. However, for some entities, the application of this statement will change current practice.  This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  Consequently, the Company will adopt the standard in its fiscal year 2009 first quarter, which began February 4, 2008.   The adoption of SFAS 157 is not expected to have a material impact on the Company’s financial position or results of operations.

In September 2006, the EITF reached a consensus on EITF No. 06-5 “Accounting for Purchase of Life Insurance – Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4” .  The task force reached a consensus on a number of issues related to the purchase and surrender of life insurance contracts.  The consensus is effective for fiscal years beginning after December 15, 2006.  Consequently, the Company adopted EITF No. 06-5 in its fiscal year 2008 first quarter, which began on January 29, 2007.   The adoption of EITF No. 06-5 did not have a material impact on the Company’s financial position or results of operations.

NOTE 2 – INVENTORIES

	February 3,	January 28,
	2008	2007
Finished furniture	$52,602	$64,536
Furniture in process	1,217	1,514
Materials and supplies	7,814	7,952
Inventories at FIFO	61,633	74,002
Reduction to LIFO basis	11,073	11,199
Inventories	$50,560	$62,803

If the first-in, first-out (FIFO) method had been used in valuing all inventories, net income (loss) would have been $19.5 million in fiscal 2008, $(18.3) million in the 2007 two-month transition period, $13.7 million in fiscal 2006 and $12.7 million in fiscal 2005.

NOTE 3 – PROPERTY, PLANT AND EQUIPMENT

	Depreciable Lives	February 3,	January 28,
	(In years)	2008	2007

Buildings and land improvements	15 – 30	$23,076	$22,976
Machinery and equipment	10	3,425	2,097
Furniture and fixtures	3 - 8	27,516	23,066
Other	5	3,740	3,042
Total depreciable property at cost		57,757	51,181
Less accumulated depreciation		34,558	29,907
Total depreciable property, net		23,199	21,274
Land		1,387	1,472
Construction in progress		767	2,093
Property, plant and equipment, net		$25,353	$24,839

NOTE 4 – GOODWILL AND INTANGIBLE ASSETS

	Useful Lives	February 3,	January 28,
	(In years)	2008	2007

Goodwill		$3,774	$2,396

Non-amortizable Intangible Assets
Trademarks and trade names		$5,796	$4,400

Amortizable Intangible Assets
Non-compete agreements	4	700	700
Furniture designs	3	100
Total amortizable intangible assets		800	700
Less accumulated amortization		704	700
Net carrying value		96
Intangible assets		$5,892	$4,400

The Company has recorded goodwill and certain intangible assets related to Bradington-Young, Sam Moore and Opus Designs (see “Note 5 – Acquisition”).  The goodwill, trademarks and trade names have indefinite useful lives and consequently are not subject to amortization for financial reporting purposes but are tested for impairment annually or more frequently if events or circumstances indicate that the asset might be impaired.  See “Note 1 – Summary of Significant Accounting Policies: Goodwill and Intangible Assets.”  For tax reporting purposes the goodwill and intangible assets are being amortized over 15 years on a straight line basis.

NOTE 5 – ACQUISITIONS

On April 28, 2007, the Company completed its acquisition of substantially all of the assets of Bedford, Virginia-based Sam Moore Furniture Industries, Inc., a manufacturer of upscale occasional chairs with an emphasis on fabric-to-frame customization in the upper-medium to high-end price niches.  The Company operates the business as Sam Moore Furniture LLC.  The Company acquired the Sam Moore operation for an aggregate purchase price of $12.1 million, consisting of $10.3 million in cash (net of cash acquired), $1.5 million in assumed liabilities and acquisition-related fees of $333,000.

Based on an appraisal of the assets of Sam Moore, the fair value of those assets exceeded the Company’s purchase price paid.  This $3.6 million excess over purchase price paid was allocated as a reduction to the fair value of property, plant and equipment and intangible assets in determining their recorded values.

The recorded values of the assets acquired and liabilities assumed were:

April 28, 2007
Current assets	$8,668
Property, plant and equipment	3,076
Intangible assets	396
Total assets acquired	12,140
Current liabilities assumed	1,487
Net assets acquired	$10,653

On December 14, 2007, the Company completed its acquisition of certain assets of Opus Designs Furniture LLC, a specialist in imported moderately-priced youth bedroom furniture.  The Company has integrated this business with its existing imported wood and metal furniture business and will offer this brand to customers as Opus Designs by Hooker.  The Company acquired the accounts receivable, inventory, intangible assets and goodwill of Opus Designs Furniture LLC for an aggregate purchase price of $5.3 million, consisting of $5.2 million in cash and acquisition-related fees of $54,000.

The recorded values of the assets acquired and liabilities assumed were:

December 14, 2007
Current assets	$2,773
Goodwill and intangible assets	2,479
Total assets acquired	$5,252

NOTE 6 – SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

For The Year Ended
February 3, 2008
Donation of showroom facilities located in High Point, N.C.	$1,082

For The Year Ended
November 30, 2006

Note received in connection with the sale of the Pleasant Garden, N.C. facility	$400

NOTE 7 – LONG-TERM DEBT

	February 3,	January 28,
	2008	2007
Term loan	$7,912	$10,415
Less current maturities	2,694	2,503
Long-term debt, less current maturities	$5,218	$7,912

The Company’s term loan bears interest at a variable rate, 5.3% on February 3, 2008 and 6.0% on January 28, 2007 and is unsecured.  Principal and interest payments are due quarterly through September 1, 2010.  The Company has entered into an interest rate swap agreement that in effect provides for a fixed rate of interest of 4.1% on its term loan.  See “Note 8 – Derivatives.”

The Company also has a revolving credit facility that is unsecured and provides for borrowings of up to $15.0 million at variable interest rates, 5.3% on February 3, 2008 and 6.0% on January 28, 2007.  Up to $3.0 million of the revolving credit line may be used for the issuance of letters of credit.  Interest is payable monthly.  No borrowings were outstanding under the revolving credit line as of February 3, 2008 or January 28, 2007.  As of February 3, 2008, the Company had an aggregate $13.6 million available under its revolving credit facility to fund working capital needs.  Outstanding letters of credit under that line which is used to collateralize certain insurance arrangements and for imported product purchases, amounted to $1.4 million as of February 3, 2008 and $1.3 million as of January 28, 2007.  On February 27, 2008, the Company renewed the $15 million revolving credit line.  The new maturity date for the revolving credit line is March 1, 2011.  The other terms and conditions, including financial covenants applicable to the revolving credit line remain unchanged.

The credit agreement for the term loan and the revolving credit facility contains customary representations and warranties, covenants and events of default, including financial covenants as to minimum tangible net worth, debt service coverage, the ratio of funded debt to earnings before interest, taxes, depreciation and amortization, and maximum capital expenditures.  The Company was in compliance with these covenants as of February 3, 2008.

As of February 3, 2008, aggregate future maturities for the Company’s long-term debt were $2.7 million in fiscal 2009, $2.9 million in fiscal 2010 and $2.3 million in fiscal 2011.

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

In February 2003, the Company, in connection with the refinancing of its bank debt, terminated an interest rate swap agreement that in effect provided a fixed interest rate of 7.4% on its term loan and entered into a new interest rate swap agreement.  The new swap agreement is on substantially the same terms as the terminated agreement, except that it provides for a fixed interest rate of 4.1% through 2010 on the term loan.  The Company’s $3.0 million payment to terminate the former swap agreement is being amortized as interest expense over the remaining repayment period for the related term loan, resulting in an effective fixed interest rate of approximately 7.4% on the term loan.

The aggregate fair market value of the Company’s swap agreement decreases when interest rates decline and increases when interest rates rise.  Overall, interest rates have declined since the inception of the Company’s swap agreement.  The aggregate decrease in the fair market value of the effective portion of the agreement of $191,000 ($311,000 pretax) as of February 3, 2008 and $69,000 ($111,000 pre-tax) as of January 28, 2007 is reflected under the caption “accumulated other comprehensive loss” in the consolidated balance sheets.  See “Note 9 – Other Comprehensive Income (Loss).”

NOTE 9 – OTHER COMPREHENSIVE INCOME (LOSS)

	Fifty- Three	Two- Months
	Weeks Ended	Ended	Twelve Months Ended
	February 3,	January 28,	November 30,	November 30,
	2008	2007	2006	2005
Net income (loss)	$19,655	$(18,415)	$14,138	$12,485
(Loss) gain on interest rate swaps	(256)	56	88	321
Less amount of swaps’ fair value reclassified to
interest expense	58	9	101	539
Other comprehensive (loss) income before tax	(198)	65	189	860
Income tax (benefit) expense	(76)	25	72	327
Other comprehensive (loss) income, net of tax	(122)	40	117	533
Comprehensive income (loss)	$19,533	$(18,375)	$14,255	$13,018

NOTE 10 – EMPLOYEE BENEFIT PLANS

Employee Stock Ownership Plan

In January 2007, the Company terminated its employee stock ownership plan (the “ESOP”).  Through January 2007, the Company had sponsored the leveraged ESOP to provide retirement benefits for substantially all employees.  As a result of the ESOP termination, approximately 1.2 million shares of previously unallocated shares of Company common stock held by the ESOP were allocated to eligible employees, resulting in an $18.4 million, non-cash, non-tax deductible  charge to earnings in January 2007 with a corresponding increase in shareholders’ equity.  To effect the termination of the ESOP, the Company redeemed and retired approximately 1.2 million of the shares of Company common stock held by the ESOP, with proceeds to the ESOP of $17.2 million (or $15.01 per share). The ESOP used the proceeds to repay the outstanding balance on the ESOP loan.

Prior to the termination, the Company recorded non-cash ESOP cost for the number of shares that it committed to release to eligible employees at the average closing market price of the Company’s common stock during each period.  Those shares were treated as outstanding for computing earnings per share. “Unearned ESOP shares” in shareholders’ equity was reduced by the Company’s aggregate cost basis in the shares that were committed to be released.  Those shares had a cost basis of $6.25 per share.  “Common stock” was increased by the aggregate average market price in excess of the cost basis of those shares.

Dividends paid on allocated shares held by the ESOP were charged against retained earnings in the consolidated balance sheets.  Dividends paid on unallocated shares were in effect recorded as a reduction of principal and interest on the ESOP Loan.  The cost of the ESOP amounted to:

	Fifty-Three	Two- Months
	Weeks Ended	Ended	Twelve Months Ended
	February 3,	January 28,	November 30,	November 30,
	2008	2007	2006	2005
Average fair market value per share		$15.24	$16.12	$18.90
Number of shares committed to be released (in whole shares)			164,156	170,628
Non-cash ESOP cost			2,646	3,225
Administrative cost	$49	11	86	159
Total ESOP cost	$49	$11	$2,732	$3,384

Allocated shares held by the ESOP pending distribution to employees were 1.7 million as of February 3, 2008 and 2.2 million as of January 28, 2007.

Employee Savings Plans

The Company sponsors a tax-qualified 401(k) plan covering substantially all employees.  This plan assists employees in meeting their savings and retirement planning goals through employee salary deferrals and discretionary matching contributions made by the Company.  The Company made contributions to the plan amounting to $574,000 in fiscal 2008, $112,000 in the 2007 two-month transition period, $489,000 in fiscal 2006 and $555,000 in fiscal 2005.

Executive Benefits

The Company maintains a salary continuation program for certain management employees.  The program consists of individual agreements with participants that specify the amount of benefits to be paid upon retirement, death or disability. These agreements are unfunded.  All benefits are paid solely from the general assets of the Company.  The total accrued liabilities relating to this program approximated $1.8 million as of February 3, 2008 and $2.1 million as of January 28, 2007.  These amounts are included in “accrued salaries, wages and benefits” and “other long-term liabilities” in the consolidated balance sheets.  The cost of the program amounted to $188,000 in fiscal 2008, $192,000 in the 2007 two-month transition period, $276,000 in fiscal 2006 and $262,000 in fiscal 2005.

The Company also provides certain eligible executives with life insurance benefits during their working life and paid up insurance at their retirement through split dollar life insurance policies.  The Company retains a collateral interest in each of these policies to the extent of premiums paid by the Company.

The Company also has a life insurance program and a supplemental executive retirement plan for certain executives.  The life insurance program provides death benefit protection for these executives during employment. Coverage under the program automatically terminates when the executive terminates employment with the Company for any reason, other than death, or when the executive attains age 65, whichever occurs first. The life insurance policies funding this program are owned by the Company.

The supplemental executive retirement plan provides a monthly supplemental retirement benefit based on the executive’s final average monthly compensation as defined in the plan. The benefit is payable for a 15-year period following the executive’s termination of employment, subject to a vesting schedule that may vary for each executive.  In addition, the monthly retirement benefit for each executive, regardless of age, becomes fully vested and the present value of all plan benefits is paid to participants in a lump sum upon a change in control of the Company (as defined in the plan).  Benefits are payable from the general assets of the Company.  The Company accounts for its obligation to each participant on the accrual basis.  The aggregate liability for all participants under the supplemental executive retirement plan amounted to $3.8 million as of both February 3, 2008 and January 28, 2007. The cost of the program amounted to $1.8 million in fiscal 2008, $150,000 in the 2007 two-month transition period, $2.4 million in fiscal 2006 and $684,000 in fiscal 2005.

Mr. Douglas C. Williams, the Company’s President and Chief Operating Officer retired effective October 31, 2006. Mr. Williams was offered an early retirement arrangement in late August 2006. Consequently, the Company recorded $1.4 million in compensation expense for benefits under the supplemental retirement plan and other early retirement benefits in the 2006 third quarter related to Mr. Williams early retirement arrangement.  Substantially all of Mr. Williams’s retirement benefits were paid during fiscal 2008.

NOTE 11 – SHARE-BASED COMPENSATION

The Hooker Furniture Corporation 2005 Stock Incentive Plan (“Stock Plan”) permits incentive awards of restricted stock, restricted stock units, stock appreciation rights and performance grants to key employees and non-employee directors.  A maximum of 750,000 shares of the Company’s common stock was approved for issuance under the Stock Plan.  The Company expects to issue restricted stock or other forms of stock-based compensation awards to eligible directors and employees under the plan.  The Company issued restricted stock awards to each non-employee member of the board of directors in January 2006, 2007 and 2008.  These shares will vest if the director remains on the board through a 36-month service period or may vest earlier in accordance with terms specified in the Stock Plan. During fiscal 2006, 784 of these shares were forfeited and 147 shares vested. The grant-date fair value of stock awards issued during the fiscal 2008 fourth quarter was $19.61 per share, $15.23 per share for stock awards issued during the 2007 two-month transition period and $15.31 for stock awards issued during the fiscal 2006 first quarter.

The Company accounts for these awards as “non-vested equity shares.”  These shares have an aggregate grant-date fair value of $219,000, after taking vested shares and forfeitures into account.  As of February 3, 2008, the Company recognized non-cash compensation expense of approximately $71,000 related to these non-vested awards and $2,000 for shares that have vested.  The remaining $148,000 of grant-date fair value will be recognized over the remaining months of the vesting periods for these awards.

For each restricted common stock issuance, the following table summarizes the actual number of shares that have been issued/vested/forfeited, the weighted average issue price of those shares on the grant date, the fair value of each grant on the grant date, compensation expense recognized for the non-vested shares of each grant and the remaining fair value of the non-vested shares of each grant as of February 3, 2008:

	Whole	Grant-Date	Aggregate	Compensation	Grant-Date Fair Value
	Number of	Fair Value	Grant-Date	Expense	Unrecognized At
	Shares	Per Share	Fair Value	Recognized	February 3, 2008
Shared Issued on January 16, 2006
Issued	4,851	$15.31	$74
Forfeited	(784)	15.31	(12)
Vested	(147)	15.31	(2)
	3,920		60	$42	$18

Shares Issued on January 15, 2007
Issued	4,875	$15.23	74	27	47

Shares Issued on January 15, 2008
Issued	4,335	$19.61	85	2	83
Awards outstanding at February 3, 2008:	13,130		$219	$71	$148

NOTE 12 – EARNINGS (LOSS) PER SHARE

Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period.  Unearned ESOP shares are not considered outstanding for purposes of calculating basic or diluted earnings per share.  Diluted earnings per share reflects the potential dilutive effect of securities that could share in the earnings of the Company.  In January 2006, 2007 and 2008, the Company issued restricted stock awards to non-employee members of the board of directors under the Stock Plan, and expects to continue to grant these awards to non-employee board members in the future.  As of February 3, 2008, January 28, 2007, November 30, 2006 and November 30, 2005  there were 13,130,  8,795, 3,920 and 0 shares, respectively, of restricted stock outstanding, net of forfeitures and vested shares on each date.  Restricted shares awarded that have not yet vested are considered when computing diluted earnings per share.

	Fifty- Three	Two- Months
	Weeks Ended	Ended	Twelve Months Ended
	February 3,	January 28,	November 30,	November 30,
	2008	2007	2006	2005

Net income	$19,655	$(18,415)	$14,138	$12,485

Weighted average shares outstanding for basic
earnings per share	12,442	12,113	11,951	11,795
Dilutive effect of restricted stock awards	4		2
Weighted average shares outstanding for diluted
earnings per share	12,446	12,113	11,953	11,795

Basic earnings per share	$1.58	$(1.52)	$1.18	$1.06

Diluted earnings per share	$1.58	$(1.52)	$1.18	$1.06

NOTE 13 – INCOME TAXES

The provision for income taxes:
	Fifty- Three	Two-Months
	Weeks Ended	Ended	Twelve Months Ended
	February 3,	January 28,	November 30,	November 30,
	2008	2007	2006	2005
Current expense
Federal	$7,937	$2,000	$10,792	$8,829
State	953	362	1,050	674
Total current expense	8,890	2,362	11,842	9,503

Deferred (benefit) expense
Federal	2,609	(519)	(2,833)	(1,303)
State	15	(543)	(440)	(176)
Total deferred (benefit) expense	2,624	(1,062)	(3,273)	(1,479)
Income tax expense	$11,514	$1,300	$8,569	$8,024

In connection with the termination of its ESOP, the Company wrote off the related deferred tax asset in the amount of $855,000 in January 2007.  The effective income tax rate differed from the federal statutory tax rate as follows:

	Fifty- Three	Two-Months
	Weeks Ended	Ended	Twelve Months Ended
	February 3,	January 28,	November30,	November 30,
	2008	2007	2006	2005

Income taxes at statutory rate	35.0%	35.0%	35.0%	35.0%
Increase (decrease) in tax rate resulting from:
State taxes, net of federal benefit	2.0	(0.7)	1.7	1.6
Employee stock ownership plan	(0.7)	(42.0)	0.3	2.1
Captive insurance assessments	0.3		0.7	0.9
Officer’s life insurance	(0.9)	(0.2)	(0.4)	0.2
Other	1.2	0.3	0.4	(0.7)
Effective income tax rate	36.9%	(7.6)%	37.7%	39.1%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities were:

	February 3,	January 28,
	2008	2007
Assets
Deferred compensation	$2,156	$2,420
Interest rate swaps	117	157
Allowance for bad debts	674	546
State income taxes	780	752
Restructuring	393	1,459
Property, plant and equipment	107	1,791
Other	89	70
Total deferred tax assets	4,316	7,195
Liabilities
Inventories	328	1,217
Intangible assets	971	503
Employee benefits	359	355
Other	87
Total deferred tax liabilities	1,745	2,075
Net deferred tax asset	$2,571	$5,120

As of February 3, 2008, $2.3 million of deferred income taxes was classified as “other long-term assets” and $312,000 was classified as “other current assets” in the consolidated balance sheets.  As of January 28, 2007, $4.3 million of the deferred income taxes was classified as “other long-term assets” and $781,000 was classified as “other current assets” in the consolidated balance sheets.  The Company expects to fully utilize its deferred tax assets in future periods when the amounts become deductible, consequently no valuation allowance was recorded as of February 3, 2008 or January 28, 2007.

A portion of the change in the net deferred income tax asset (liability) relates to unrealized gains and losses on interest rate swaps that are included in shareholders’ equity.  The related deferred tax expense amounted to $76,000 in fiscal 2008, $25,000 in the 2007 two-month transition period, $72,000 in fiscal 2006, and $327,000 in fiscal 2005 and was recorded directly to shareholders’ equity as a component of “accumulated other comprehensive loss”.

On January 29, 2007, the Company adopted Financial Accounting Standards Interpretation No. 48, Accounting for Uncertainty in Income Taxes, or FIN 48. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures and transition.

A reconciliation of beginning and ending unrecognized tax benefits is as follows:

Balance at January 29, 2007 (net of interest)		$845,000
Increase due to positions taken during prior period		45,000
Settlements		(890,000)
Balance at February 3, 2008	$

In connection with the settlement of an IRS examination issue related to its ESOP, the Company recognized $215,000 of these previously unrecognized tax positions as a reduction in income tax expense during fiscal 2008.

The Company elected upon adoption of FIN 48 to classify interest and penalties recognized in accordance with FIN 48 as income tax expense.  Interest and penalties charged to tax expense during fiscal 2008 were $24,000.  Accrued interest and penalties in addition to these unrecognized tax benefits amounted to $87,000 as of January 29, 2007. No interest or penalties were accrued as of February 3, 2008.

The Company believes that the statute of limitations for all major jurisdictions has expired for tax periods ending on or before November 30, 2003.

NOTE 14 – RESTRUCTURING CHARGES AND ASSETS HELD FOR SALE

The Company incurred significant restructuring and asset impairment charges in connection with the closing of wood furniture manufacturing plants in each of the past three full fiscal years and in the 2007 two-month transition period.  These charges included severance and related benefits for terminated employees, asset impairment charges to write down real and personal property to fair market value (as determined based on market prices for similar assets in similar condition) less selling costs, and factory disassembly and other related costs to prepare each facility for sale.

Pretax restructuring and asset impairment charges reduced operating income by 0.1% of net sales in fiscal 2008, 6.1% of net sales in the 2007 two-month transition period, 2.0% of net sales in fiscal 2006 and by 1.5% of net sales in fiscal 2005.

During fiscal 2008 the Company recorded aggregate restructuring and asset impairment charges of $309,000 ($190,000 after tax, or $0.02 per share) principally related to:

•	additional asset impairment, disassembly and exit costs associated with the March 2007 closing of the Martinsville, Va. domestic wood manufacturing facility ($553,000); net of

•
a restructuring credit of $244,000, principally for previously accrued health care benefits for the Pleasant Garden, N.C., Martinsville, Va. and Roanoke, Va. facilities that are not expected to be paid.

During the 2007 two-month transition period, the Company recorded aggregate restructuring and asset impairment charges of $3.0 million ($1.8 million after tax, or $0.15 per share) principally related to:

•
severance and related benefits for approximately 280 hourly and salaried employees at the Martinsville, Va. manufacturing facility who were terminated ($2.3 million) and additional asset impairment charges for the estimated costs to sell the Martinsville, Va. facility ($655,000).

The real and personal property at the Martinsville facility were included in “assets held for sale” on the consolidated balance sheet as of January 28, 2007.  That property was sold during the fiscal year 2008 third and fourth quarters for an aggregate $3.5 million in cash, net of selling expenses.

In December 2007, the Company donated two showrooms formerly operated by Bradington-Young, located in High Point, N.C., which had a carrying value of $1.1 million to a local university.

During fiscal 2006 the Company recorded aggregate restructuring and asset impairment charges of $6.9 million ($4.3 million after tax, or $0.36 per share) principally related to:

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

•	the final sale of the Pleasant Garden, N.C. wood furniture plant and the related closing of the Martinsville, Va. plywood plant ($161,000); and

•	the planned disposition of the two Bradington-Young showrooms located in High Point, N.C. ($140,000); net of

•	a restructuring credit for previously accrued health care benefits for terminated employees at the former Pleasant Garden and Kernersville, N.C. facilities that are not expected to be paid ($295,000).

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

During fiscal 2005, the Company recorded aggregate restructuring charges of $5.3 million ($3.3 million after tax, or $0.28 per share) principally related to:

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

•	additional costs of $586,000 related to its Maiden, N.C. facility (which closed in 2004) and its Kernersville, N.C. facility (which closed in 2003), consisting of :

o	$322,000 principally for additional asset impairment and health care expenses incurred in connection with the sale of the Maiden real property; and

o	$264,000 of additional costs principally for environmental monitoring related to the closing of the Kernersville facility.

In connection with the closing of the Pleasant Garden facility, the Company transferred related plywood production from a facility located in Martinsville, Va. to its main Martinsville manufacturing facility.  The Company completed this transfer in the 2005 fourth quarter and completed the conversion of this separate facility into a finished goods warehouse during the 2006 first quarter.

The real and personal property at the Pleasant Garden facility and certain plywood production equipment located at the Martinsville plywood facility, with an aggregate carrying value of $1.7 million net of anticipated selling expenses, were included in “assets held for sale” on the consolidated balance sheet as of November 30, 2005.

The following table sets forth the significant components of and activity related to the accrued restructuring and asset impairment charges for fiscal years 2005 and 2006, the 2007 two-month transition period and fiscal year 2008.  Accrued restructuring charges are included in “accrued salaries, wages and benefits,” “other accrued expenses” and “other long-term liabilities” in the consolidated balance sheets. The expenses are included in “restructuring and asset impairment charges” in the consolidated statements of income:

	Severance and	Asset		Pretax	After-Tax
	Related Benefits	Impairment	Other	Amount	Amount

Accrued balance at December 1, 2005	$368		$225	$593

Restructuring charges accrued during fiscal 2005 for the:
Pleasant Garden, N.C. and Martinsville, Va. plywood facilities	1,464	$2,942	258	4,664
Maiden and Kernersville, N.C. facilities	158	180	248	586
Total	1,622	3,122	506	5,250	$3,255
Non-cash charges		(3,122)		(3,122)
Cash payments	(1,201)		(513)	(1,714)
Accrued balance at November 30, 2005	789		218	1,007

Restructuring charges accrued during fiscal 2006 for the:
Pleasant Garden and Kernersville, N.C. manufacturing
and Martinsville, Va. plywood facilities	(295)	60	101	(134)
High Point, N.C. showrooms		140		140
Roanoke, Va. facility	1,552	1,139		2,691
Martinsville, Va. facility		4,184		4,184
Total	1,257	5,523	101	6,881	$4,266
Non-cash charges		(5,523)		(5,523)
Cash payments	(1,364)		(116)	(1,480)
Accrued balance at November 30, 2006	682		203	885

Restructuring charges accrued during the 2007 two-month
transition period for the Martinsville, Va. facility	2,318	655		2,973	$1,843
Non-cash charges		(655)		(655)
Cash payments	(17)		(3)	(20)
Accrued balance at January 28, 2007	2,983		200	3,183

Restructuring charges accrued during fiscal 2008 for the:
Pleasant Garden, N.C., Roanoke, Va. and Maiden,
N.C. facilities	(182)			(182)
Martinsville, Va. facility	(62)	25	528	491
Total	(244)	25	528	309	$190
Non-cash charges		(25)		(25)
Cash payments	(1,910)		(535)	(2,445)
Accrued balance at February 3, 2008	$829	$	$193	$1,022

NOTE 15 – QUARTERLY DATA (Unaudited)

	Fiscal Quarter
	First	Second	Third	Fourth
2008
Net sales	$77,294	$73,441	$83,768	$82,298
Gross profit	22,078	23,001	26,636	25,531
Net income	4,286	4,858	5,911	4,600
Basic and diluted earnings per share	$0.33	$0.39	$0.48	$0.39

2007 – Two Month Transition Period
Net sales	$49,061
Gross profit	13,615
Net loss	(18,415)
Basic and diluted loss per share	$(1.52)

2006
Net sales	$85,339	$90,694	$83,006	$90,987
Gross profit	22,979	26,806	23,460	27,969
Net income	3,560	5,832	1,210	3,536
Basic and diluted earnings per share	$0.30	$0.49	$0.10	$0.29

Earnings per share for each fiscal quarter is derived using the weighted average number of shares outstanding during that quarter.  Unearned ESOP shares are not considered outstanding for purposes of calculating earnings per share.  Earnings per share for the fiscal year is derived using the weighted average number of shares outstanding on an annual basis.  Consequently, the sum of earnings per share for the quarters may not equal earnings per share for the full fiscal year.

NOTE 16 – SEGMENT INFORMATION

The Company is organized and reports its results of operations in one operating segment that designs, imports, manufactures and markets residential furniture products, principally in North America.  The nature of the products, production processes, distribution methods, types of customers and regulatory environment are similar for substantially all of the Company’s products.

NOTE 17 – COMMITMENTS, CONTINGENCIES AND OFF BALANCE SHEET ARRANGEMENTS

The Company leases warehousing facilities, showroom space, an upholstery frame plant and certain manufacturing, office and computer equipment under leases expiring over the next five years.  Rent expense was $2.2 million in fiscal 2008, $406,000 in the fiscal 2007 two-month transition period, $2.4 million in fiscal 2006 and $2.3 million in fiscal 2005.  Future minimum annual commitments under leases and operating agreements amount to $4.1 million in fiscal 2009, $3.2 million in fiscal 2010, $1.0 million in fiscal 2011, $147,000 in fiscal 2012, $15,000 in fiscal 2013 and $6,000 thereafter.

The Company had letters of credit outstanding totaling $1.4 million on February 3, 2008 and $1.7 million on  January 28, 2007. The Company utilizes letters of credit to collateralize certain imported inventory purchases and certain insurance arrangements.

In the ordinary course of its business, the Company may become involved in legal proceedings involving contractual and employment relationships, product liability claims, intellectual property rights and a variety of other matters. The Company does not believe that any pending legal proceedings will have a material impact on the Company’s financial position or results of operations.

NOTE 18 - CASUALTY LOSS

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
First Amendment to Credit Agreement, dated as of February 18, 2005, among the Company, the Lenders party thereto, and Bank of America, N.A., as agent (incorporated by reference to Exhibit 10.2 of the Company’s Form 10-Q (SEC File No. 000-25349) for the quarter ending February 28, 2005)

4.3(c)	Second Amendment to Credit Agreement dated as of February 27, 2008, among the Company and Bank of America, N.A. as lender and agent (filed herewith)

Pursuant to Regulation S-K, Item 601(b)(4)(iii), instruments evidencing long-term debt not exceeding 10% of the Company’s total assets have been omitted and will be furnished to the Securities and Exchange Commission upon request.

10.1(a)
Form of Executive Life Insurance Agreement dated December 31, 2003, between the Company and certain of its executive officers (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q (SEC File No. 000-25349) for the quarter ended February 29, 2004)*

10.1(b)(i)
Supplemental Retirement Income Plan effective as of December 1, 2003 (incorporated by reference to Exhibit 10.3 of the Company’s Form 10-Q (SEC File No. 000-25349) for the quarter ended February 29, 2004)*

10.1(b)(ii)	First Amendment to the Supplemental Retirement Income Plan, dated as of May 24, 2007 (filed herewith)*

10.1(c)	Summary of Compensation for Named Executive Officers (filed herewith)*

10.1(d)	Summary of Director Compensation (filed herewith)*

10.1(e)	Hooker Furniture Corporation 2005 Stock Incentive Plan (incorporated by reference to Appendix B of the Company’s Definitive Proxy Statement dated March 1, 2005 (SEC File No. 000-25349))*

10.1(f)	Form of Outside Director Restricted Stock Agreement (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K (SEC File No. 000-25349) filed January 17, 2006)*

10.1(g)
Retirement Agreement, dated October 26, 2006, between Douglas C. Williams and the Company (incorporated by reference to Exhibit 10.1(g) of the Company’s Annual Report on Form 10-K (SEC File No. 000-25349) filed February 28, 2007)*

10.1(h)	Employment Agreement, dated June 15, 2007, between Alan D. Cole and the Company (filed herewith)*

10.2(a)	Credit Agreement, dated April 30, 2003, between Bank of America, N.A., and the Company (See Exhibit 4.3(a))

10.2(b)	First Amendment to Credit Agreement, dated as of February 18, 2005, among the Company, the Lenders party thereto, and Bank of America, N.A., as agent (See Exhibit 4.3(b))

10.2(c)	Second Amendment to Credit Agreement, dated as of February 27, 2008, among the Company and Bank of America, N.A., as lender and agent (See Exhibit 4.3(c))

21	List of Subsidiaries:

Bradington-Young LLC, a Virginia limited liability company
Sam Moore Furniture LLC, a Virginia limited liability company

23	Consent of Independent Registered Public Accounting Firm (filed herewith)

31.1	Rule 13a-14(a) Certification of the Company’s principal executive officer (filed herewith)

31.2	Rule 13a-14(a) Certification of the Company’s principal financial officer (filed herewith)

32.1	Rule 13a-14(b) Certification of the Company’s principal executive officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.2	Rule 13a-14(b) Certification of the Company’s principal financial officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

___________
*Management contract or compensatory plan