Form 10-Q
period 2008-05-04
HOOKER FURNITURE CORP
filed 2008-06-10
CIK 1077688

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended May 4, 2008

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

Large accelerated Filer ☐	Accelerated filer ☒
Non-accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of June 6, 2008.

Common stock, no par value	11,461,486
(Class of common stock)	(Number of shares)

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

HOOKER FURNITURE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, including share data)
(Unaudited)

	May 4,	February 3,
	2008	2008
Assets
Current assets
Cash and cash equivalents	$38,654	$33,076
Trade accounts receivable, less allowance for doubtful accounts
of $1,607 and $1,750 on each date	34,549	38,229
Inventories	46,155	50,560
Prepaid expenses and other current assets	3,363	3,552
Total current assets	122,721	125,417
Property, plant and equipment, net	25,257	25,353
Goodwill	3,778	3,774
Intangible assets	5,884	5,892
Cash surrender value of life insurance policies	12,703	12,173
Other assets	2,467	2,623
Total assets	$172,810	$175,232

Liabilities and Shareholders’ Equity
Current liabilities
Trade accounts payable	$12,493	$13,025
Accrued salaries, wages and benefits	2,713	3,838
Other accrued expenses	2,347	3,553
Current maturities of long-term debt	2,744	2,694
Total current liabilities	20,297	23,110
Long-term debt, excluding current maturities	4,513	5,218
Deferred compensation	5,824	5,369
Other long-term liabilities	709	709
Total liabilities	31,343	34,406

Shareholders’ equity
Common stock, no par value, 20,000 shares authorized,
11,518 and 11,561 shares issued and outstanding on each date	18,133	18,182
Retained earnings	123,495	122,835
Accumulated other comprehensive loss	(161)	(191)
Total shareholders’ equity	141,467	140,826
Total liabilities and shareholders’ equity	$172,810	$175,232

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

HOOKER FURNITURE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Thirteen Weeks Ended
	May 4,	April 29,
	2008	2007

Net sales	$71,027	$77,294

Cost of sales	49,735	55,216

Gross profit	21,292	22,078

Selling and administrative expenses	17,342	16,001

Restructuring credit		(129)

Operating income	3,950	6,206

Other income, net	187	533

Income before income taxes	4,137	6,739

Income taxes	1,532	2,453

Net income	$2,605	$4,286

Earnings per share:
Basic	$0.23	$0.33
Diluted	$0.23	$0.33

Weighted average shares outstanding:
Basic	11,533	13,172
Diluted	11,539	13,173

Cash dividends declared per share	$0.10	$0.10

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

HOOKER FURNITURE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 (In thousands)
(Unaudited)

	Thirteen Weeks Ended
	May 4,	April 29,
	2008	2007
Cash flows from operating activities
Cash received from customers.	$74,776	$79,493
Cash paid to suppliers and employees	(64,158)	(56,173)
Income taxes paid, net	(2,061)	(4,098)
Interest received, net	161	387
Net cash provided by operating activities	8,718	19,609

Cash flows from investing activities
Acquisitions, net of cash acquired		(10,168)
Purchase of property, plant and equipment	(473)	(730)
Proceeds from the sale of property and equipment		88
Net cash used in investing activities	(473)	(10,810)

Cash flows from financing activities
Purchases and retirement of common stock	(856)	(7,261)
Cash dividends paid	(1,156)	(1,327)
Payments on long-term debt	(655)	(609)
Net cash used in financing activities	(2,667)	(9,197)

Net increase (decrease) in cash and cash equivalents	5,578	(398)
Cash and cash equivalents at beginning of period	33,076	47,085
Cash and cash equivalents at end of period	$38,654	$46,687

Reconciliation of net income to net cash provided
by operating activities
Net income	$2,605	$4,286
Depreciation and amortization	574	705
Non-cash restricted stock awards and performance grants	148	11
Restructuring credit		(129)
Loss on disposal of property		9
Provision for doubtful accounts	96	349
Deferred income tax expense	187	777
Changes in assets and liabilities, net of effect from acquisition:
Trade accounts receivable	3,584	1,868
Inventories	4,405	12,991
Prepaid expenses and other assets	(391)	(343)
Trade accounts payable	(532)	996
Accrued salaries, wages and benefits	(1,125)	(653)
Accrued income taxes	(716)	(2,421)
Other accrued expenses	(442)	992
Other long-term liabilities	325	171
Net cash provided by operating activities	$8,718	$19,609

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

HOOKER FURNITURE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands, except per share data)
(Unaudited)

For the thirteen weeks ended May 4, 2008

				Accumulated
				Other	Total
	Common Stock		Retained	Comprehensive	Shareholders’
	Shares Amount		Earnings	Loss	Equity

Balance at February 3, 2008	11,561	$18,182	$122,835	$(191)	$140,826

Net income			2,605		2,605
Unrealized gain on interest rate swap				30	30
Total comprehensive income					2,635
Cash dividends ($0.10 per share)			(1,156)		(1,156)
Restricted stock compensation cost		18			18
Repurchases of common stock	(43)	(67)	(789)		(856)
Balance at May 4, 2008	11,518	$18,133	$123,495	$(161)	$141,467

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

HOOKER FURNITURE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar and share amounts in tables, except per share amounts, in thousands unless otherwise indicated)
(Unaudited)
For the Thirteen Weeks Ended May 4, 2008

1.	Preparation of Interim Financial Statements

The condensed consolidated financial statements of Hooker Furniture Corporation and subsidiaries (referred to as “Hooker” or the “Company”) have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”).  In the opinion of management, these statements include all adjustments necessary for a fair statement of the results of all interim periods reported herein.  All such adjustments are of a normal recurring nature.  Certain information and footnote disclosures prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) are condensed or omitted pursuant to SEC rules and regulations.  However, management believes that the disclosures made are adequate for a fair presentation of results of operations and financial position.  Operating results for the interim periods reported herein may not be indicative of the results expected for the year.  These financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s annual report on Form 10-K for the fiscal year ended February 3, 2008.

The financial statements contained herein are being filed as part of a quarterly report on Form 10-Q covering the thirteen-week period (also referred to as “three months,” “three-month period,” “quarter” or “quarterly period”) that began February 4, 2008 and ended on May 4, 2008.  These financial statements also include the thirteen-week period that began January 29, 2007 and ended on April 29, 2007.

References to the 2009 fiscal year and comparable terminology in the notes to the condensed consolidated financial statements mean the fiscal year that began February 4, 2008 and will end February 1, 2009.  References to the 2008 fiscal year and comparable terminology in the notes to the consolidated financial statements mean the fiscal year that began January 29, 2007 and ended February 3, 2008.

2.	Inventories

	May 4,	February 3,
	2008	2008
Finished furniture	$48,587	$52,602
Furniture in process	1,032	1,217
Materials and supplies	8,215	7,814
Inventories at FIFO	57,834	61,633
Reduction to LIFO basis	11,679	11,073
Inventories	$46,155	$50,560

3.	Property, Plant and Equipment

	May 4,	February 3,
	2008	2008
Buildings and land improvements	$23,295	$23,076
Machinery and equipment	3,450	3,425
Furniture and fixtures	26,418	27,516
Other	3,982	3,740
Total depreciable property at cost	57,145	57,757
Less accumulated depreciation	33,446	34,558
Total depreciable property, net	23,699	23,199
Land	1,387	1,387
Construction in progress	171	767
Property, plant and equipment, net	$25,257	$25,353

4.	Goodwill and Intangible Assets

	May 4,	February 3,
	2008	2008
Goodwill	$3,778	$3,774

Non-amortizable Intangible Assets
Trademarks and trade names – Bradington-Young	$4,400	$4,400
Trademarks and trade names – Sam Moore	396	396
Trademarks and trade names – Opus Designs	1,000	1,000
Total trademarks and trade names	5,796	5,796
Amortizable Intangible Assets
Non-compete agreements	700	700
Furniture designs	100	100
Total amortizable intangible assets	800	800
Less accumulated amortization	712	704
Net carrying value	88	96
Intangible assets	$5,884	$5,892

5.	Long-Term Debt

	May 4,	February 3,
	2008	2008
Term loan	$7,257	$7,912
Less current maturities	2,744	2,694
Long-term debt, less current maturities	$4,513	$5,218

6.	Restructuring

	Severance and
	Related Benefits	Other	Total
Accrued balance at February 3, 2008	$829	$193	$1,022
Cash payments		(13)	(13)
Balance at May 4, 2008	$829	$180	$1,009

7.	Other Comprehensive Income

	Thirteen Weeks Ended
	May 4,	April 29,
	2008	2007
Net income	$2,605	$4,286
Gain (loss) on interest rate swaps	2	(30)
Portion of swap agreement’s fair value reclassified to
interest expense	46	12
Other comprehensive income (loss) before tax	48	(18)
Income tax (expense) benefit	(18)	7
Other comprehensive income (loss), net of tax	30	(11)
Comprehensive income	$2,635	$4,275

8.	Share-Based Compensation

The Hooker Furniture Corporation 2005 Stock Incentive Plan permits incentive awards of restricted stock, restricted stock units, stock appreciation rights and performance grants to key employees and non-employee directors.  The Company has issued annual restricted stock awards to each non-employee member of the board of directors since January 2006.  These shares will vest if the director remains on the board through a 36-month service period or may vest earlier in accordance with terms specified in the plan. The Company accounts for these awards as “non-vested equity shares.”  For each restricted common stock issuance, the following table summarizes the actual number of shares that have been issued/vested/forfeited, the weighted average issue price of those shares on the grant date, the fair value of each grant on the grant date, compensation expense recognized for the non-vested shares of each grant and the remaining fair value of the non-vested shares of each grant as of May 4, 2008:

	Number of	Grant-Date	Aggregate	Compensation	Grant-Date Fair Value
	Shares	Fair Value	Grant-Date	Expense	Unrecognized At
	(In Thousands)	Per Share	Fair Value	Recognized	May 4, 2008
Shared Issued on January 16, 2006
Issued	4,851	$15.31	$ 74
Forfeited	(784)	15.31	(12)
Vested	(147)	15.31	(2)
	3,920		60	$ 47	$ 13

Shares Issued on January 15, 2007
Issued	4,875	$15.23	74	33	41

Shares Issued on January 15, 2008
Issued	4,335	$19.61	85	9	76
Awards outstanding at May 4, 2008:	13,130		$219	$ 89	$130

9.	Performance Grants

On April 30, 2008, the Company’s Compensation Committee awarded two performance grants to certain senior executives of the Company under the 2005 Stock Incentive Plan. Payments under each grant will be based on the Company’s cumulative earnings per share (“EPS”) and average annual return on equity (“ROE”) for the grant’s designated performance period.  The respective performance periods for the two grants are the fiscal two-year period ending January 31, 2010 and the fiscal three-year period ending January 30, 2011.  Payment, if any, under each performance grant will be paid in cash, shares of the Company’s common stock or a combination of both, at the discretion of the Compensation Committee.

The Company is accounting for these performance grants using the “liability method,” since the (i) settlement amount for each grant will not be known until after completion of the applicable performance period and (ii) settlement of the grants may be made in common stock, cash or a combination of both.  The estimated cost of each grant will be recorded to compensation expense over the respective performance periods.  Through May 4, 2008, $130,000 in compensation expense has been recorded for all outstanding grants.  The fair values of the performance grants at the grant date were estimated based on achieving 50% of the target performance levels for the two-year grant, which amounted to $538,000, and 70% of target performance levels for the three-year grant, which amounted to $753,000.  A maximum of $3.2 million could be paid under these grants.  The expected cost of the grants will be revalued each reporting period.  As assumptions change regarding the achievement of target performance levels, then a cumulative adjustment will be recorded and future compensation expense will increase or decrease based on the currently projected performance levels.    If the Company determines that the minimum EPS and ROE performance thresholds for the grants will not be met, no further compensation cost will be recognized and any previously recognized compensation cost would be reversed.

10.	Earnings Per Share

Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period.  Restricted shares awarded to non-employee members of the board of directors that have not yet vested are considered when computed diluted earnings per share.  As of May 4, 2008, there were approximately thirteen thousand shares of non-vested restricted stock outstanding.

	Thirteen Weeks Ended
	May 4,	April 29,
	2008	2007

Net income	$2,605	$4,286

Weighted average shares outstanding for basic
earnings per share	11,533	13,172
Dilutive effect of non-vested restricted stock awards	6	1
Weighted average shares outstanding for diluted
earnings per share	11,539	13,173

Basic earnings per share	$.23	$.33

Diluted earnings per share	$.23	$.33

11.	Common Stock

During the fiscal 2008 first and second quarters, the Company’s Board of Directors authorized the repurchase of up to $30 million of the Company’s common stock.  The Company completed these repurchases in November 2007. The Company repurchased in open market transactions a total of 1.4 million shares of Company common stock under those authorizations at an average price of $21.36 per share, excluding commissions.

On December 5, 2007, the Company announced that its Board of Directors had approved a new authorization to repurchase up to $10 million of the Company’s common stock. On April 16, 2008, the Company announced that the Board had increased this authorization by $10 million, to $20 million. There is no expiration date for this authorization, but the Company expects the purchases to be completed by the end of the 2009 fiscal year.  Repurchases may be made from time-to-time in the open market, or in privately negotiated transactions at prevailing market prices that the Company deems appropriate.  With respect to the December 2007 authorization, the Company entered into a trading plan under Rule 10b5-1 of the Securities Exchange Act of 1934 for effecting some or all of the purchases under this repurchase authorization.   The Company expects to enter into a similar trading plan for the April 2008 authorization.  The trading plan contains certain provisions that could restrict the amount and timing of purchases.  The Company can terminate these plans at any time.  Through June 6, 2008, the Company had used $7.9 million of the December 2007 authorization to purchase 407,831 shares of the Company’s common stock, with $2.1 million remaining available for future purchases under this plan.

Since February 2007, the Company has spent $37.9 million, excluding commissions to repurchase 1.8 million shares of Company common stock under these authorizations at an average price of $20.93 per share.

12.	Accounting Pronouncements

In September 2006, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF No. 06-4 “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements.”  The task force reached a consensus that for an endorsement split-dollar life insurance arrangement, an employer should recognize a liability for future benefits under FASB Statement No. 106, or APB Opinion No. 12, based on the substantive agreement with the employee.  The scope of this EITF is limited to the recognition of a liability and the related compensation costs for endorsement split-dollar life insurance arrangements that provide a benefit to an employee that extends to postretirement periods.  Because the Company’s related endorsement split-dollar life insurance arrangements entered into in connection with its executive life insurance program are limited to the employee’s active service period with the Company, this EITF does not apply.

In March 2007, the EITF reached a consensus on EITF No. 06-10 “Accounting for Collateral Assignment Split-Dollar Life Insurance Arrangements.”  The task force reached a consensus that requires an employer to measure the asset associated with collateral-assignment split-dollar life insurance based on the arrangement’s terms.  Under the consensus, an employer would record a liability for a postretirement benefit only if the employer has agreed to maintain the life insurance policy during the employee’s retirement or provide the employee with a death benefit.   The consensus is effective for fiscal years beginning after December 15, 2007.  The Company adopted the EITF No. 06-10 in its fiscal year 2009 first quarter.   The adoption of EITF No. 06-10 did not have a material impact on the Company’s financial position or results of operations.

In February 2007, the Financial Accounting Standards Boards (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115.”   This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This statement is expected to expand the use of fair value measurement, which is consistent with FASB’s long-term measurement objectives for accounting for financial instruments.  This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007.  The Company adopted the standard in its fiscal year 2009 first quarter. The adoption of SFAS 159 did not have a material impact on the Company’s financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”.  This statement defines fair value, establishes a framework for measuring fair value under U.S. generally accepted accounting principles, and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements, FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this statement does not require any new fair value measurements. However, for some entities, the application of this statement will change current practice.  This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.   The Company adopted the standard in its fiscal year 2009 first quarter. The adoption of SFAS 157 did not have a material impact on the Company’s financial position or results of operations.

Item 2.      Management’s Discussion and Analysis of Financial Condition and Results of Operations

This quarterly report on Form 10-Q includes the Company’s unaudited consolidated financial statements for the thirteen week (also referred to as “three months,” “three-month period,” “quarter” or “quarterly period”) period ended May 4, 2008.  This report discusses the Company’s results of operations for the period compared to the fiscal 2008 thirteen-week first quarter that ended April 29, 2007 and the Company’s financial condition as of May 4, 2008.  References in this report to the 2009 fiscal year or comparable terminology refer to the Company’s fiscal year that began February 4, 2008 and will end February 1, 2009.

Overview

Hooker Furniture Corporation is a home furnishings design, marketing and logistics company with world-wide sourcing capabilities.  With the closing of its last domestic wood furniture plant during the fiscal 2008 first quarter, the Company is now focused on imported wood and metal and domestically produced and imported upholstered home furnishings.

In April 2007, the Company completed the acquisition of the assets of Sam Moore Furniture Industries, Inc., a Bedford, Virginia manufacturer of upscale occasional chairs with an emphasis on fabric-to-frame customization in the upper-medium to high-end price niches.  The Company began operating the business as Sam Moore Furniture LLC during the fiscal 2008 second quarter.

The acquisition of the assets of Opus Designs Furniture, LLC was completed in December 2007.  The addition of the Opus Designs’ product line provides the Company with a solid foundation to build a strong youth bedroom program at more moderate price points, with a more comprehensive product line and with superior sourcing arrangements.

Results of operations for the thirteen-week first quarter ended May 4, 2008 reflect the weak retail environment for home furnishings that has carried over from the previous year. Discretionary purchases of furniture, particularly at the upper-middle price points where the Company competes, are highly affected by consumer confidence. Current economic factors, such as high energy and food costs and a difficult housing and mortgage market, have resulted in a weak retail environment. The Company believes however, that its business model provides the flexibility necessary to adjust to changing market conditions by controlling inventory purchases from suppliers. The Company also believes that the current economic malaise is temporary and upon economic recovery, the Company will be well positioned to respond quickly to increased demand.

Following are the principal factors that impacted the Company’s results of operations during the quarterly period ended May 4, 2008:

•
Net sales declined by $6.3 million, or 8.1%, to $71.0 million during the fiscal 2009 first quarter compared to net sales of $77.3 million during the fiscal 2008 first quarter.  Excluding Sam Moore, net sales declined by $13.2 million, or 17.1% in the fiscal 2009 first quarter compared to fiscal 2008 first quarter.  Excluding Sam Moore and domestically produced wood furniture, net sales declined $7.0 million, or 9.9% compared to the fiscal 2008 first quarter.  This decline reflects the year-over-year declines in incoming order rates the Company has experienced since the fiscal 2006 third quarter resulting from the industry-wide slow down in business at retail.

•
Operating income for the fiscal 2009 first quarter decreased to $4.0 million, or 5.6% of net sales, compared to $6.2 million, or 8.0% of net sales, in the fiscal 2008 first quarter, principally due to:

•
a $1.3 million, or 8.4% increase in selling and administrative costs to $17.3 million, or 24.4% of net sales, compared to $16.0 million, or 20.7% of net sales in the fiscal 2008 first quarter, principally due to the additional selling and administrative costs for Sam Moore, which was acquired at the close of the fiscal 2008 first quarter; partially offset by

•	lower selling costs related to the Company’s wood and Bradington-Young upholstery operations; and

•
 an improvement in gross profit margin to 30.0% compared with 28.6% in the prior year quarter, principally as a result of significantly lower net sales of heavily discounted, discontinued, domestically produced wood furniture compared to the fiscal 2008 first quarter.

•	The operations of Sam Moore Furniture are included in the Company’s results of operations as of the beginning of the fiscal 2008 second quarter.

Results of Operations

The following table sets forth the percentage relationship to net sales of certain items included in the consolidated statements of operations.

	Thirteen Weeks Ended
	May 4,	April 29,
	2008	2007
Net sales	100.0%	100.0%
Cost of sales	70.0	71.4
Gross profit	30.0	28.6
Selling and administrative expenses	24.4	20.7
Restructuring credit		(0.2)
Operating income	5.6	8.0
Other income, net	0.3	0.7
Income before income taxes	5.8	8.7
Income taxes	2.2	3.2
Net income	3.7	5.5

Net sales for the fiscal year 2009 first quarter declined to $71.0 million compared to $77.3 million for the fiscal 2008 first quarter, principally due to lower unit volume attributed to the continued industry-wide slow down in business at retail.

Unit volume decreased for Hooker imported and domestically produced wood and metal furniture and Bradington-Young domestic and imported leather upholstered furniture compared to the fiscal 2008 first quarter.  These declines in unit volume were partially offset by $6.9 million in net sales of Sam Moore Furniture upholstered furniture.

Overall, average selling prices decreased slightly during the fiscal 2009 first quarter compared to the fiscal 2008 first quarter principally due to a sharp decline in average selling prices for remaining domestic wood furniture inventories and a slight decline in average selling prices for imported leather upholstered furniture, partially offset by slight increases in average selling prices for imported wood and metal furniture and domestically produced leather upholstered furniture.  Imported wood and metal furniture average selling prices increased slightly, principally due to the mix of products shipped.  Domestic leather upholstered furniture average selling prices increased slightly principally due to an overall increase in per unit pricing.  The decline in imported leather upholstered prices was due to the mix of products shipped and higher discounting on slower-moving products.  The sharp decline in domestically produced wood furniture selling prices was principally due to aggressive discounting offered on discontinued products.

Gross profit margin increased to 30.0% of net sales in the fiscal 2009 first quarter compared to 28.6% in the fiscal 2008 first quarter, principally as a result of significantly lower net sales of sharply discounted, discontinued, domestically produced wood furniture. Gross margins for leather upholstered furniture declined slightly compared to the prior year quarter.  Gross profit margin for Sam Moore’s fabric upholstered products amounted to 24.4% of Sam Moore’s sales.

Selling and administrative expenses increased to $17.3 million, or 24.4% of net sales for the fiscal 2009 first quarter, compared to $16.0 million, or 20.7% of net sales for the fiscal 2008 first quarter.  The increase was principally due to the selling and administrative costs for Sam Moore Furniture, which was acquired at the end of the fiscal 2008 first quarter, partially offset principally by lower selling costs related to the Company’s wood and Bradington-Young upholstery operations.

As a result of the above, operating income for the fiscal 2009 first quarter decreased to $4.0 million, or 5.6% of net sales, compared to $6.2 million, or 8.0% of net sales in the fiscal 2008 first quarter.

Other income, net was $187,000, or 0.3% of net sales, for the fiscal 2009 first quarter compared to $533,000, or 0.7% of net sales, for the fiscal 2008 first quarter.  This decline was the result of a decrease in interest income, due to lower cash and cash equivalent balances and lower returns earned on those balances in the fiscal 2009 first quarter, and an increase in interest expense.  During the prior year period, the Company recorded a reduction in interest expense for the reversal of a previously accrued charge in connection with an IRS audit that was not expected to be paid.

The Company recorded income tax expense of $1.5 million for the fiscal 2009 first quarter and $2.5 million for the fiscal 2008 first quarter. The Company’s effective tax rate increased to 37.0% for the fiscal 2009 first quarter from 36.4% during the fiscal 2008 first quarter.  The effective rate increased in the fiscal 2009 first quarter principally due to higher state tax expense attributed to California state income taxes incurred as a result of the new West Coast distribution center, which opened in January 2008.

Fiscal year 2009 first quarter net income was $2.6 million, or $0.23 per share, compared to net income of $4.3 million, or $0.33 per share, in the fiscal 2008 first quarter.  The earnings per share decrease resulting from lower net income was partially offset by a decrease in weighted average shares outstanding resulting from the repurchase 1.8 million shares of common stock since February 2007.

Outlook

The Company continued to experience declines in incoming orders compared to the prior year quarter during the fiscal 2009 first quarter.  The Company expects that retail conditions will continue to be sluggish for the remainder of the fiscal year.  However, the Company is taking the following steps to address profitability over the near term in the face of weak sales:

•	measures to defer, reduce or eliminate certain spending plans;

•	continued refinements in managing the Company’s supply chain, warehousing and distribution operations;
•	on-going adjustments to inventory levels to reflect current business conditions; and
•	evaluation of the Company’s domestic upholstery manufacturing work schedules and facilities for optimal capacity utilization and operational efficiency.

In addition, net sales of discontinued domestic wood products, which have carried sharply reduced margins, will continue to decline for the remainder of fiscal 2009, in comparison to fiscal 2008.

Since its acquisition in April 2007, Sam Moore has operated at a loss. However, new product introductions and cost reductions have resulted in slightly improved performance in recent months.  Sam Moore continues to take steps to improve profitability, including:

•	the pursuit of additional distribution channels that the Company believes will generate additional sales growth; and
•	continued evaluation of manufacturing capacity utilization, work schedules and operating cost reductions to better match costs to current sales volume levels in the current retail environment.

During the fiscal 2009 first quarter, the Company completed the integration of the Opus Designs product line and has been successfully shipping product to customers with few disruptions.  The Company believes that the addition of the Opus line will result in significant growth for its youth bedroom products.  The Company anticipates modest profitability for the Opus Designs youth bedroom line in the first full year of operation.

In the fiscal 2009 first quarter, the Company began shipping certain imported wood and upholstered furniture products from its new Carson, California distribution facility, and has expanded the service area for this facility to the ten westernmost states.  The Company expects that this distribution center will improve service and delivery, and reduce freight costs, to its dealers, enhancing the value of the Company’s products in that market.

In May 2008, a powerful earthquake struck central China.  While China is a major source of supply for many of the Company’s imported products, none of the Company’s suppliers is located in the affected area.  There has been no disruption in the supply of the Company’s imported products from China.

Financial Condition, Liquidity and Capital Resources

Balance Sheet and Working Capital

As of May 4, 2008, assets totaled $172.8 million, decreasing from $175.2 million at February 3, 2008, principally due to decreases in inventories, accounts receivable, prepaid expenses and other current assets, other long-term assets and property, plant and equipment, partially offset by increases in cash and cash equivalents and cash surrender value of life insurance policies.  Shareholders’ equity at May 4, 2008 increased slightly to $141.5 million, compared to $140.8 million at February 3, 2008.  The Company’s long-term debt, including current maturities, decreased to $7.3 million at May 4, 2008 from $7.9 million at February 3, 2008, as a result of a scheduled debt repayment.

Working capital increased by $118,000, or 0.1%, to $102.4 million as of May 4, 2008, from $102.3 million at the end of fiscal 2008, as a result of a $2.8 million decrease in current liabilities, partially offset by a $2.7 million decline in current assets.

The decrease in current assets is principally due to decreases of $4.4 million in inventories, $3.7 million in accounts receivable and $188,000 in prepaid expenses and other current assets, partially offset by an increase of $5.6 million in cash and cash equivalents.  Accounts receivable decreased principally due to lower sales.

Inventories decreased 8.7%, to $46.2 million as of May 4, 2008, from $50.6 million at February 3, 2008, principally due to:

•	lower imported wood inventories, resulting from lower sales volume and continued supply chain initiatives; and,

•	lower manufactured finished goods and work in process inventories, principally due to the Company’s exit from domestic wood furniture manufacturing; partially offset by
•	an increase in raw materials related to Bradington-Young’s leather upholstery lines.

The decrease in current liabilities is attributed to decreases of $1.2 million in other accrued expenses, $1.1 million in accrued salaries, wages and benefits and $532,000 in accounts payable, partially offset by an increase of $50,000 in current maturities of long-term debt.

Cash Flows – Operating, Investing and Financing Activities

During the three months ended May 4, 2008, cash generated from operations ($8.7 million) funded an increase in cash and cash equivalents ($5.6 million), payment of cash dividends ($1.2 million), the purchase and retirement of common stock ($856,000), a scheduled principal payment on long-term debt ($655,000) and capital expenditures to maintain and enhance the Company’s business operating systems and facilities ($473,000).

During the quarter ended April 29, 2007, cash generated from operations ($19.6 million), a decrease in cash and cash equivalents ($398,000) and proceeds from the sale of property, plant and equipment ($88,000) funded the acquisition of Sam Moore Furniture ($10.2 million), the purchase and retirement of common stock ($7.3 million), payment of cash dividends ($1.3 million), capital expenditures to maintain and enhance the Company’s business operating systems and facilities ($730,000) and a payment on long-term debt ($609,000).

Cash generated from operations during the first three months of fiscal 2009 decreased to $8.7 million compared with $19.6 million generated during the three-month period ended April 29, 2007.  The decrease was primarily due to higher payments made to suppliers and employees, a decrease in cash received from customers and a decrease in interest income earned on lower cash and cash equivalent balances and at a lower return earned on those balances, partially offset by a decrease in income tax payments.  The increase in payments to suppliers and employees is primarily due to an increase in inventory purchases.  During the prior year quarter, inventory levels were higher, consequently purchases were lower.  Increased selling and administrative costs and increased salaries and wage costs, both related to Sam Moore also contributed to the increase in payments to suppliers.  The decline in cash received from customers is principally attributed to lower net sales.

The Company used $473,000 of cash for investing activities during the first three months of fiscal year 2009 compared to $10.8 million during the three-month period ended April 29, 2007.  The Company invested $473,000 to purchase property, plant and equipment during the fiscal 2009 three-month period.  During the three-month period ended April 29, 2007, the Company acquired the assets of Sam Moore Furniture for $10.2 million (net of cash acquired) and invested $730,000 to purchase property, plant and equipment.  The Company also received $88,000 in proceeds from the sale of property, plant and equipment in the fiscal 2008 first quarter.

The Company used $2.7 million of cash for financing activities during the first three months of fiscal 2009 compared to $9.2 million in the three-month period ended April 29, 2007.  During the first three months of fiscal year 2009, the Company paid cash dividends of $1.2 million, used $856,000 to purchase and retire common stock and made a scheduled principal repayment of $655,000 on the Company’s term loan.  During the fiscal year 2008 first quarter, the Company purchased and retired $7.3 million of common stock, paid cash dividends of $1.3 million and made a scheduled principal repayment of $609,000 on the Company’s term loan.

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

The aggregate fair market value of the Company’s swap agreement decreases when interest rates decline and increases when interest rates rise.  Overall, interest rates have declined since the inception of the Company’s swap agreement.  The aggregate decrease in the fair market value of the effective portion of the agreement of $161,000 ($260,000 pretax) as of May 4, 2008 and $191,000 ($311,000 pretax) as of February 3, 2008 is reflected under the caption “accumulated other comprehensive loss” in the consolidated balance sheets.  See “Note 7 – Other Comprehensive Income” to the consolidated financial statements included in this report.  Substantially all of the aggregate pre-tax decrease in fair market value of the agreement is expected to be reclassified into interest expense during the next twelve months.

Debt Covenant Compliance

The credit agreement for the Company’s revolving credit facility and outstanding term loan includes, among other requirements, financial covenants as to minimum tangible net worth, debt service coverage, the ratio of funded debt to earnings before interest, taxes, depreciation and amortization, and maximum capital expenditures.  The Company was in compliance with these covenants as of May 4, 2008.

Liquidity and Capital Expenditures

As of May 4, 2008, the Company had an aggregate $13.6 million available under its revolving credit facility to fund working capital needs.  Standby letters of credit in the aggregate amount of $1.4 million, used to collateralize certain insurance arrangements and for imported product purchases, were outstanding under the Company’s revolving credit facility as of May 4, 2008.  There were no other borrowings outstanding under the revolving credit line on May 4, 2008.  Any principal outstanding under the credit line is due March 1, 2011.

The Company believes that it has the financial resources (including available cash and cash equivalents, expected cash flow from operations, and lines of credit) needed to meet business requirements for the foreseeable future, including capital expenditures, working capital, dividends on the Company’s common stock, repurchases of common stock under the Company’s stock repurchase program and repayment of outstanding debt.  Cash flow from operations is highly dependent on incoming order rates and the Company’s operating performance.  The Company expects to spend $3.5 to $4.5 million in capital expenditures during the remainder of fiscal year 2009 to maintain and enhance its operating systems and facilities.

During the three months that ended May 4, 2008, the Company reduced outstanding long-term debt, including current maturities by $655,000, through scheduled debt payments.

Dividends

At its June 10, 2008 meeting, the board of directors of the Company declared a quarterly cash dividend of $0.10 per share, payable on August 29, 2008 to shareholders of record August 15, 2008.

Accounting Pronouncements

During the 2009 first quarter, the Company adopted a number of new accounting pronouncements, none of which had a material impact on the Company’s financial position or results of operations.  See “Note 12 – Accounting Pronouncements” to the consolidated financial statements.

Forward-Looking Statements

Certain statements made in this report, including certain statements under Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, are not historical facts, but are forward-looking statements.  These statements reflect the Company’s reasonable judgment and outlook with respect to future events and typically can be identified by the use of forward-looking terminology such as “believes,” “expects,” “projects,” “intends,” “plans,” “may,” “will,” “should,” “would,” “could,” or “anticipates,” or the negative thereof, or other variations thereon, or comparable terminology, or by discussions of strategy.  Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements, including but not limited to:

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

•
risks associated with domestic manufacturing operations, including fluctuations in capacity utilization and the prices of key raw materials, transportation and warehousing costs, domestic labor costs and environmental compliance and remediation costs;

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

Item 3.      Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to market risk from changes in interest rates and foreign currency exchange rates, which could impact its results of operations and financial condition.  The Company manages its exposure to these risks through its normal operating and financing activities and, in some cases, through the use of interest rate swap agreements with respect to interest rates.

The Company’s obligations under its revolving line of credit and term loan bear interest at variable rates.  The outstanding balance under the Company’s term loan, including current maturities, amounted to $7.3 million as of May 4, 2008.  The Company has entered into an interest rate swap agreement that, in effect, fixes the rate of interest on its term loan at 4.1% through 2010 (7.4% when the effect of a previously terminated swap agreement is taken into account when determining interest expense).  The notional principal value of the swap agreement is substantially equal to the outstanding principal balance of the term loan.  A fluctuation in market interest rates of one percentage point (or 100 basis points) would not have a material impact on the Company’s results of operations or financial condition.  For additional discussion of the Company’s swap agreement see “Swap Agreements” in Management’s Discussion and Analysis in the Company’s annual report on Form 10-K for the year ended February 3, 2008 and this quarterly report.

For imported products, the Company generally negotiates firm pricing denominated in U.S. Dollars with its foreign suppliers, for periods typically of six months to one year.  The Company accepts the exposure to exchange rate movements beyond these negotiated periods without using derivative financial instruments to manage this risk.  The majority of the Company’s imports are purchased from China.  The Chinese currency, formerly pegged to the U.S. Dollar, now floats within a limited range in relation to the U.S. Dollar, resulting in additional exposure to foreign currency exchange rate fluctuations.

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

Item 4.      Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s principal executive officer and principal financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the Company’s fiscal quarter ended May 4, 2008.  Based on this evaluation, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this quarterly report to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure and are effective to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Controls

There have been no changes in the Company’s internal control over financial reporting during the Company’s quarter ended May 4, 2008, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information about common stock purchases by or on behalf of the Company during the quarter ended May 4, 2008:

			Total Number of	Maximum Dollar
	Total	Average	Shares Purchased	Value of Shares That
	Number of	Price	as Part of Publicly	May Yet Be
	Shares	Paid per	Announced	Purchased Under the
	Purchased	Share	Program	Program

February 4, 2008 – March 9, 2008	33,788	$19.87	33,788	$13.4 million
March 10, 2008 - April 6, 2008	9,199	20.00	9,199	13.2 million
April 7, 2008 – May 4, 2008				13.2 million
Total	42,987	$19.90	42,987

On December 5, 2007, the Company announced that its Board of Directors had approved a new authorization to repurchase up to $10 million of the Company’s common stock. On April 16, 2008, the Company announced that the Board had increased this authorization by $10 million, to $20 million. There is no expiration date for this authorization, but the Company expects the purchases to be completed by the end of the 2009 fiscal year.  Repurchases may be made from time-to-time in the open market, or in privately negotiated transactions at prevailing market prices that the Company deems appropriate.  With respect to the December 2007 authorization, the Company entered into a trading plan under Rule 10b5-1 of the Securities Exchange Act of 1934 for effecting some or all of the purchases under this repurchase authorization.   The Company expects to enter into a similar trading plan for the April 2008 authorization.  The trading plan contains certain provisions that could restrict the amount and timing of purchases.  The Company can terminate these plans at any time.  Through June 6, 2008, the Company had used $7.9 million of the December 2007 authorization to purchase 407,831 shares of the Company’s common stock, with $2.1 million remaining available for future purchases under this plan.

Item 6.      Exhibits

3.1
Amended and Restated Articles of Incorporation of the Company, as amended March 28, 2003 (incorporated by reference to Exhibit 3.1 of the Company’s Form 10-Q (SEC File No. 000-25349) for the quarter ended February 28, 2003)

3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Form 10-Q (SEC File No. 000-25349) for the quarter ended August 31, 2006)
4.1	Amended and Restated Articles of Incorporation of the Company (See Exhibit 3.1)
4.2	Amended and Restated Bylaws of the Company (See Exhibit 3.2)
10.1	Form of Performance Grant Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (SEC File No. 000-25349) filed with the SEC on May 6, 2008)
31.1*	Rule 13a-14(a) Certification of the Company’s principal executive officer
31.2*	Rule 13a-14(a) Certification of the Company’s principal financial officer
32.1*	Rule 13a-14(b) Certification of the Company’s principal executive officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Rule 13a-14(b) Certification of the Company’s principal financial officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

 _________________
 *Filed herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOOKER FURNITURE CORPORATION

Date: June 10, 2008	By: /s/ R. Gary Armbrister
R. Gary Armbrister
Chief Accounting Officer
(Principal Accounting Officer)

Exhibit Index

Exhibit No.	Description
3.1
Amended and Restated Articles of Incorporation of the Company, as amended March 28, 2003 (incorporated by reference to Exhibit 3.1 of the Company’s Form 10-Q (SEC File No. 000-25349) for the quarter ended February 28, 2003)

3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Form 10-Q (SEC File No. 000-25349) for the quarter ended August 31, 2006)
4.1	Amended and Restated Articles of Incorporation of the Company (See Exhibit 3.1)
4.2	Amended and Restated Bylaws of the Company (See Exhibit 3.2)
10.1	Form of Performance Grant Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (SEC File No. 000-25349) filed with the SEC on May 6, 2008)
31.1*	Rule 13a-14(a) Certification of the Company’s principal executive officer
31.2*	Rule 13a-14(a) Certification of the Company’s principal financial officer
32.1*	Rule 13a-14(b) Certification of the Company’s principal executive officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Rule 13a-14(b) Certification of the Company’s principal financial officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

_________________
 *Filed herewith