Form 10-Q
period 2008-08-03
HOOKER FURNITURE CORP
filed 2008-09-09
CIK 1077688

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended August 3, 2008

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
Large accelerated Filer ☐	Accelerated filer ☒
Non-accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of September 4, 2008.

Common stock, no par value	10,761,338
(Class of common stock)	(Number of shares)

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

HOOKER FURNITURE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, including share data)
(Unaudited)

	August 3,	February 3,
	2008	2008
Assets
Current assets
Cash and cash equivalents	$15,799	$33,076
Trade accounts receivable, less allowance for doubtful accounts of $1,431 and $1,750 on each date	33,535	38,229
Inventories	57,820	50,560
Prepaid expenses and other current assets	3,813	3,552
Total current assets	110,967	125,417
Property, plant and equipment, net	25,224	25,353
Goodwill	3,803	3,774
Intangible assets	5,925	5,892
Cash surrender value of life insurance policies	13,059	12,173
Other assets	2,236	2,623
Total assets	$161,214	$175,232

Liabilities and Shareholders’ Equity
Current liabilities
Trade accounts payable	$13,370	$13,025
Accrued salaries, wages and benefits	3,019	3,838
Other accrued expenses	2,463	3,553
Current maturities of long-term debt	2,795	2,694
Total current liabilities	21,647	23,110
Long-term debt, excluding current maturities	3,795	5,218
Deferred compensation	5,984	5,369
Other long-term liabilities	568	709
Total liabilities	31,994	34,406

Shareholders’ equity
Common stock, no par value, 20,000 shares authorized, 10,763 and 11,561 shares issued and outstanding on each date	16,959	18,182
Retained earnings	112,392	122,835
Accumulated other comprehensive loss	(131)	(191)
Total shareholders’ equity	129,220	140,826
Total liabilities and shareholders’ equity	$161,214	$175,232

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

HOOKER FURNITURE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 3,	July 29,	August 3,	July 29,
	2008	2007	2008	2007

Net sales	$64,628	$73,441	$135,655	$150,735

Cost of sales	46,328	50,440	96,063	105,656

Gross profit	18,300	23,001	39,592	45,079

Selling and administrative expenses	15,437	15,072	32,779	31,073

Restructuring and asset impairment (credit) charge	(258)	473	(258)	344

Operating income	3,121	7,456	7,071	13,662

Other income, net	168	308	355	841

Income before income taxes	3,289	7,764	7,426	14,503

Income taxes	1,215	2,906	2,747	5,359

Net income	$2,074	$4,858	$4,679	$9,144

Earnings per share:
Basic	$0.18	$0.39	$0.41	$0.71
Diluted	$0.18	$0.39	$0.41	$0.71

Weighted average shares outstanding:
Basic	11,234	12,590	11,383	12,881
Diluted	11,240	12,594	11,390	12,884

Cash dividends declared per share	$0.10	$0.10	$0.20	$0.20

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

HOOKER FURNITURE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Twenty-Six Weeks Ended
	August 3,	July 29,
	2008	2007
Cash flows from operating activities
Cash received from customers.	$140,545	$157,243
Cash paid to suppliers and employees	(134,501)	(125,817)
Income taxes paid, net	(4,428)	(8,353)
Interest received, net	286	759
Net cash provided by operating activities	1,902	23,832

Cash flows from investing activities
Acquisition of Sam Moore, net of cash acquired		(10,566)
Additional payments related to the acquisition of Opus Designs	(181)
Purchase of property, plant and equipment	(1,303)	(1,050)
Proceeds from the sale of property and equipment	7	59
Net cash used in investing activities	(1,477)	(11,557)

Cash flows from financing activities
Purchases and retirement of common stock	(14,073)	(18,374)
Cash dividends paid	(2,307)	(2,606)
Payments on long-term debt	(1,322)	(1,230)
Net cash used in financing activities	(17,702)	(22,210)

Net decrease in cash and cash equivalents	(17,277)	(9,935)
Cash and cash equivalents at beginning of period	33,076	47,085
Cash and cash equivalents at end of period	$15,799	$37,150

Reconciliation of net income to net cash provided by operating activities:
Net income	$4,679	$9,144
Depreciation and amortization	1,328	1,702
Non-cash restricted stock awards	36	22
Restructuring (credit) charge	(258)	344
Loss on disposal of property	123	9
Provision for doubtful accounts	588	460
Deferred income tax expense	258	1,739
Changes in assets and liabilities, net of effect from acquisitions:
Trade accounts receivable	4,150	6,182
Inventories	(7,201)	10,945
Prepaid expenses and other assets	(1,064)	(780)
Trade accounts payable	345	1,219
Accrued salaries, wages and benefits	(560)	(2,322)
Accrued income taxes	(1,274)	(4,732)
Other accrued expenses	278	(601)
Other long-term liabilities	474	501
Net cash provided by operating activities	$1,902	$23,832

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

HOOKER FURNITURE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(In thousands, except per share data)
(Unaudited)

For the twenty-six weeks ended August 3, 2008

				Accumulated
				Other	Total
	Common Stock		Retained	Comprehensive	Shareholders’
	Shares	Amount	Earnings	Loss	Equity

Balance at February 3, 2008	11,561	$18,182	$122,835	$(191)	$140,826

Net income			4,679		4,679
Unrealized gain on interest rate swap				60	60
Total comprehensive income					4,739
Cash dividends ($0.20 per share)			(2,307)		(2,307)
Restricted stock compensation cost		36			36
Repurchases of common stock	(798)	(1,259)	(12,815)		(14,074)
Balance at August 3, 2008	10,763	$16,959	$112,392	$(131)	$129,220

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

HOOKER FURNITURE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar and share amounts in tables, except per share amounts, in thousands unless otherwise indicated)
(Unaudited)
For the Twenty-Six Weeks Ended August 3, 2008

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

The financial statements contained herein are being filed as part of a quarterly report on Form 10-Q covering the thirteen-week period (also referred to as “three months,” “three-month period,” “quarter” or “quarterly period”) that began May 5, 2008 and the twenty-six week period (also referred to as “six months,” “six-month period” or “first half”) that began February 4, 2008, both ending on August 3, 2008. These financial statements also include the thirteen-week period that began April 30, 2007 and the twenty-six week period that began January 29, 2007, both ending on July 29, 2007.

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

2.	Inventories

	August 3,	February 3,
	2008	2008
Finished furniture	$60,365	$52,602
Furniture in process	1,317	1,217
Materials and supplies	9,375	7,814
Inventories at FIFO	71,057	61,633
Reduction to LIFO basis	13,237	11,073
Inventories	$57,820	$50,560

3.	Property, Plant and Equipment

	August 3,	February 3,
	2008	2008
Buildings and land improvements	$23,473	$23,076
Machinery and equipment	3,596	3,425
Furniture and fixtures	26,498	27,516
Other	3,985	3,740
Total depreciable property at cost	57,552	57,757
Less accumulated depreciation	34,133	34,558
Total depreciable property, net	23,419	23,199
Land	1,387	1,387
Construction in progress	418	767
Property, plant and equipment, net	$25,224	$25,353

4.	Goodwill and Intangible Assets

	August 3,	February 3,
	2008	2008
Goodwill	$3,803	$3,774

Non-amortizable Intangible Assets
Trademarks and trade names – Bradington-Young	$4,400	$4,400
Trademarks and trade names – Sam Moore	396	396
Trademarks and trade names – Opus Designs	1,050	1,000
Total trademarks and trade names	5,846	5,796
Amortizable Intangible Assets
Non-compete agreements	700	700
Furniture designs	100	100
Total amortizable intangible assets	800	800
Less accumulated amortization	721	704
Net carrying value	79	96
Intangible assets	$5,925	$5,892

5.	Acquisitions

On December 14, 2007, the Company completed its acquisition of certain assets of Opus Designs Furniture LLC, a specialist in imported moderately-priced youth bedroom furniture. The Company has integrated this business with its existing imported wood and metal furniture business and offers this brand to customers as Opus Designs by Hooker. During the 2009 second quarter the Company paid additional acquisition related expenses and settled certain purchase price adjustments with the seller, which resulted in an adjustment to the recorded purchase price and the values of certain acquired assets. After taking these adjustments into account, the Company paid an aggregate purchase price of $5.4 million, including $116,000 in acquisition-related fees, for the accounts receivable, inventory, intangible assets and goodwill of Opus Designs Furniture LLC.

The recorded values of the assets acquired were:

December 14,
2007
Current assets	$2,876
Goodwill and intangible assets	2,557
Total assets acquired	$5,433

6.	Long-Term Debt

	August 3,	February 3,
	2008	2008
Term loan	$6,590	$7,912
Less current maturities	2,795	2,694
Long-term debt, less current maturities	$3,795	$5,218

7.	Restructuring

	Severance and
	Related Benefits	Other	Total
Accrued balance at February 3, 2008	$829	$193	$1,022
Restructuring credit	(258)		(258)
Cash payments	8	(17)	(9)
Balance at August 3, 2008	$579	$176	$755

8.	Other Comprehensive Income

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 3,	July 29,	August 3,	July 29,
	2008	2007	2008	2007
Net income	$2,074	$4,858	$4,679	$9,144
(Loss) gain on interest rate swap	(3)	17	(1)	(13)
Portion of swap agreement’s fair value reclassified to interest expense	52	9	98	21
Other comprehensive income before tax	49	26	97	8
Income tax expense	(19)	(10)	(37)	(3)
Other comprehensive income, net of tax	30	16	60	5
Comprehensive net income	$2,104	$4,874	$4,739	$9,149

9.	Share-Based Compensation

The Hooker Furniture Corporation 2005 Stock Incentive Plan permits incentive awards of restricted stock, restricted stock units, stock appreciation rights and performance grants to key employees and non-employee directors. The Company has issued annual restricted stock awards to each non-employee member of the board of directors since January 2006. These shares will vest if the director remains on the board through a 36-month service period or may vest earlier in accordance with terms specified in the plan. The Company accounts for these awards as “non-vested equity shares.” For each restricted common stock issuance, the following table summarizes the actual number of shares that have been issued/vested/forfeited, the weighted average issue price of those shares on the grant date, the fair value of each grant on the grant date, compensation expense recognized for the non-vested shares of each grant and the remaining fair value of the non-vested shares of each grant as of August 3, 2008:

	Whole	Grant-Date	Aggregate	Compensation	Grant-Date Fair Value
	Number of	Fair Value	Grant-Date	Expense	Unrecognized At
	Shares	Per Share	Fair Value	Recognized	August 3, 2008
Shared Issued on January 16, 2006
Issued	4,851	$15.31	$74
Forfeited	(784)	15.31	(12)
Vested	(147)	15.31	(2)
	3,920		60	$52	$8
Shares Issued on January 15, 2007
Issued	4,875	$15.23	74	39	35

Shares Issued on January 15, 2008
Issued	4,335	$19.61	85	16	69
Awards outstanding at August 3, 2008:	13,130		$219	$107	$112

10.	Performance Grants

On April 30, 2008, the Compensation Committee of the Company’s board of directors awarded two performance grants to certain senior executives of the Company under the 2005 Stock Incentive Plan. Payments under each fixed dollar grant will be based on the Company’s cumulative earnings per share (“EPS”) and average annual return on equity (“ROE”) for the grant’s designated performance and service period. The respective performance periods for the two grants are the fiscal two-year period ending January 31, 2010 and the fiscal three-year period ending January 30, 2011. Payment, if any, under each performance grant will be paid in cash, shares of the Company’s common stock or a combination of both, at the discretion of the Compensation Committee.

These performance grants have been classified as liabilities since the (i) settlement amount for each grant will not be known until after the applicable performance period is completed and (ii) settlement of the grants may be made in common stock, cash or a combination of both. The estimated cost of each grant will be recorded as compensation expense over the respective performance periods when it becomes probable that the EPS and ROE performance targets will be achieved. The expected cost of the grants will be revalued each reporting period. As assumptions change regarding the expected achievement of target performance levels, a cumulative adjustment will be recorded and future compensation expense will increase or decrease based on the currently projected performance levels. If the Company determines that the minimum EPS and ROE performance thresholds for the grants will not be met, no further compensation cost will be recognized and any previously recognized compensation cost will be reversed. A maximum of $3.2 million could be paid under these grants. In the 2009 second quarter, the Company reversed $130,000 previously accrued for these grants. As a result, through the six-month period ended August 3, 2008, no compensation expense has been recorded for these performance grants.

11. Earnings Per Share

Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Restricted shares awarded to non-employee members of the board of directors that have not yet vested are considered when computing diluted earnings per share. As of August 3, 2008, there were approximately thirteen thousand shares of non-vested restricted stock outstanding.

	Twenty-Six Weeks Ended		Thirteen Weeks Ended
	August 3,	July 29,	August 3,	July 29,
	2008	2007	2008	2007

Net income	$2,074	$4,858	$4,679	$9,144

Weighted average shares outstanding for basic earnings per share	11,234	12,590	11,383	12,881
Dilutive effect of non-vested restricted stock awards	6	4	7	3
Weighted average shares outstanding for diluted earnings per share	11,240	12,594	11,390	12,884

Basic earnings per share	$0.18	$0.39	$0.41	$0.71

Diluted earnings per share	$0.18	$0.39	$0.41	$0.71

12.	Common Stock

During the fiscal 2008 first and second quarters, the Company’s Board of Directors authorized the repurchase of up to $30 million of the Company’s common stock. The Company completed these repurchases in November 2007. In December 2007, the Company announced that its Board of Directors had approved a new authorization to repurchase up to $10 million of the Company’s common stock. In April 2008, the Company announced that the Board had increased this authorization by an additional $10 million, to $20 million. The Company completed these repurchases in August 2008. During the 2009 fiscal year the Company has spent $14.1 million, excluding commissions, to repurchase 798,000 shares of Company common stock under these authorizations at an average price of $17.62 per share.

Since February 2007, the Company has spent $50 million, excluding commissions to repurchase 2.5 million shares of Company common stock under these authorizations at an average price of $19.90 per share.

13.	Accounting Pronouncements

In March 2008, the Financial Accounting Standards Boards (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133.” This statement requires enhanced disclosures about an entity’s derivative and hedging activities and is thereby intended to improve the transparency of financial reporting. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. This statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The adoption of SFAS 161 is not expected to have a material impact on the Company’s financial position or results of operations.

14.	Supplier Commitments

The Company has advanced approximately $450,000 to one of its finished goods suppliers against the Company’s purchase orders placed with that supplier. The purpose of the advance was to facilitate the supplier’s purchase of raw materials in order to ensure timely delivery of furniture shipments to the Company. Also, the Company assisted the supplier in obtaining additional bank financing by issuing a standby letter of credit in the amount of $600,000, which expires in July 2009, as security for that financing.  In conjunction with the issuance of the letter of credit, the Company entered into a security agreement with the supplier, which provides the Company with a security interest in certain assets of the supplier and its shareholders. The Company does not intend to make additional advances to the supplier. The Company’s maximum exposure under the advance and the standby letter of credit as of August 3, 2008 is approximately $1.1 million. The Company believes its financial exposure under this arrangement is adequately secured.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This quarterly report on Form 10-Q includes the Company’s unaudited consolidated financial statements for the thirteen-week period (also referred to as “three months,” “three-month period,” “quarter” or “quarterly period”) that began May 5, 2008 and twenty-six week period (also referred to as “six months,” “six-month period” or “first half”) that began February 4, 2008, both ending on August 3, 2008. This report discusses the Company’s:
•
results of operations for these periods compared to the fiscal 2008 thirteen-week second quarter that began April 29, 2007 and the twenty-six week period that began January 29, 2007, both ending on July 29, 2007; and

•	financial condition as of August 3, 2008.
References in this report to the 2009 fiscal year, or comparable terminology, refer to the Company’s fiscal year that began February 4, 2008 and will end February 1, 2009.

Overview

Hooker Furniture Corporation is a home furnishings design, marketing and logistics company with world-wide sourcing capabilities. With the closing of its last domestic wood furniture plant during the fiscal 2008 first quarter, the Company is now focused on imported wood and metal and domestically-produced and imported upholstered home furnishings.

In April 2007, the Company completed the acquisition of the assets of Sam Moore Furniture Industries, Inc., a Bedford, Virginia manufacturer of upscale occasional chairs with an emphasis on fabric-to-frame customization in the upper-medium to high-end price niches. The Company began operating the business as Sam Moore Furniture LLC during the fiscal 2008 second quarter.

The acquisition of the assets of Opus Designs Furniture, LLC was completed in December 2007. The addition of the Opus Designs’ product line provides the Company with a solid foundation to build a strong youth bedroom program at more moderate price points, with a more comprehensive product line and superior sourcing arrangements.

Results of operations for the thirteen and twenty-six week periods ended August 3, 2008 continue to reflect the weak retail environment for home furnishings that has carried over from last year. Discretionary purchases of furniture, particularly at the upper-middle price points where the Company competes, are highly affected by consumer confidence. Current economic factors, such as high energy and food costs and a difficult housing and mortgage market, have continued to result in a weak retail environment. The Company continues to believe, however, that its business model provides the flexibility necessary to adjust to changing market conditions by controlling inventory purchases from suppliers. The Company also continues to believe that the current economic malaise is temporary and upon economic recovery, the Company will be well positioned to respond quickly to increased demand.

Following are the principal factors that impacted the Company’s results of operations during the three and six-month periods ended August 3, 2008:

•
Net sales declined principally due to the industry-wide slow down in business at retail, the Company’s exit from domestic wood furniture manufacturing and lower average selling prices resulting primarily from the mix of products shipped;

•
Lower gross profit margins resulting from the rising cost of imported wood products and higher raw material costs and overhead absorption as a percentage of net sales for domestically-produced upholstered furniture; and

•
Higher selling and administrative expenses to support new businesses (Sam Moore upholstered seating and Opus Designs youth bedroom furniture) and expanded warehousing and distribution. These expenses have increased as a percentage of net sales principally through the effect of lower sales.

Results of Operations

The following table sets forth the percentage relationship to net sales of certain items included in the consolidated statements of operations.

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 3,	July 29,	August 3,	July 29,
	2008	2007	2008	2007
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	71.7	68.7	70.8	70.1
Gross profit	28.3	31.3	29.2	29.9
Selling and administrative expenses	23.9	20.5	24.2	20.6
Restructuring (credit) charge	(0.4)	0.6	(0.2)	0.2
Operating income	4.8	10.2	5.2	9.1
Other income, net	0.3	0.4	0.3	0.6
Income before income taxes	5.1	10.6	5.5	9.6
Income taxes	1.9	4.0	2.0	3.6
Net income	3.2	6.6	3.5	6.1

Fiscal 2009 Second Quarter Compared to the Fiscal 2008 Second Quarter

Net sales for the fiscal year 2009 second quarter declined $8.8 million, or 12.0%, to $64.6 million compared to $73.4 million for the fiscal 2008 second quarter, principally due to:
•	lower unit volume attributed to:
o	the continued industry-wide slow down in business at retail; and
o	lower shipments of discontinued domestically-produced wood furniture; and
•	lower average selling prices principally due to:
o	the higher proportion of lower-priced imported products shipped; and
o	higher sales discounts extended to dealers to promote and stimulate sales.
Excluding discontinued domestically-produced wood furniture, net sales declined 7.7% year-over-year.

Second quarter 2009 unit volume decreased compared to the same 2008 period across most all wood and upholstery product categories, but increased for:
•	youth bedroom products due to the addition of the Opus Designs product line;
•	home entertainment and theater furniture (including living room wall systems); and
•	upholstered seating imported by Sam Moore.

While overall average selling prices decreased during the fiscal 2009 second quarter compared to the fiscal 2008 second quarter principally due to the higher proportion of imported products shipped, average selling prices also:
•
declined for imported wood furniture and upholstered seating manufactured or imported by Sam Moore due to increased shipments of lower-priced products (such as Opus Designs youth bedroom furniture sold at more moderate price points in the case of wood furniture) and higher sales discounts; and

•	declined for domestically-produced wood furniture principally due to aggressive discounting on those discontinued products.
These declines were partially offset by higher average selling prices for upholstered furniture manufactured or imported by Bradington-Young due to an overall increase in per unit selling prices implemented to echo cost increases received from suppliers.

Gross profit margin decreased to 28.3% of net sales in the fiscal 2009 second quarter compared to 31.3% in the fiscal 2008 second quarter, principally as a result of:
•	an increase in the delivered cost of imported wood furniture as a percentage of net sales coupled with higher sales discounts to stimulate sales, partially offset by a modest increase in selected unit selling prices;
•	substantial discounts on discontinued domestically-produced wood furniture; and
•	higher raw material and overhead costs as a percentage of net sales for domestically-produced upholstered furniture.
These factors were partially offset by a lower delivered cost of imported upholstered furniture as a percentage of net sales.

Inflationary pressures in product costs and certain other operating expenses related to higher costs for raw materials, fuel prices, offshore labor costs and ocean freight, along with weakness of the dollar negatively impacted the Company’s gross profit margin during the fiscal 2009 second quarter. Since the spring, the Company has received cost increases from its offshore suppliers on imported furniture, as well as for transportation costs, raw materials for its upholstered furniture and for other operating expenses. The Company has recently implemented a price increase intended to offset these cost increases from its suppliers and to improve margins compared to second quarter 2009 levels.

Selling and administrative expenses increased to $15.4 million, or 23.9% of net sales, for the fiscal 2009 second quarter, compared to $15.1 million, or 20.5% of net sales, for the fiscal 2008 second quarter. The increase in spending during the 2009 second quarter was principally the result of:
•	a gain on a life insurance policy recorded in the prior year (fiscal 2008) second quarter; and
•	the costs to operate two new distribution centers during the current year quarter, one located in California, which opened in January 2008 and one in China, which opened in May 2008, both of which are owned and operated by third parties.
These cost increases were partially offset by a decline in legal and professional fees. Selling and administrative expenses increased as a percentage of net sales principally through the effect of lower net sales in the current year quarter.

During the 2009 second quarter, the Company recorded a restructuring credit of $258,000 for previously accrued health care benefits that are not expected to be paid for terminated employees at the former Roanoke and Martinsville, Va. manufacturing facilities. In the 2008 second quarter, the Company recorded restructuring charges of $473,000 principally for additional asset impairment and disassembly costs related to the closure of the Martinsville, Va. manufacturing facility.

As a result of the above, operating income for the fiscal 2009 second quarter decreased to $3.1 million, or 4.8% of net sales, compared to $7.5 million, or 10.2% of net sales, in the fiscal 2008 second quarter.

Other income, net was $168,000, or 0.3% of net sales, for the fiscal 2009 second quarter compared to $308,000, or 0.4% of net sales, for the fiscal 2008 second quarter. This decline was principally due to a decrease in interest income in the fiscal 2009 second quarter, due to lower cash and cash equivalent balances and lower returns earned on those balances, partially offset by a decrease in interest expense.

The Company recorded income tax expense of $1.2 million for the fiscal 2009 second quarter and $2.9 million for the fiscal 2008 second quarter. The Company’s effective tax rate decreased slightly to 37.0% for the fiscal 2009 second quarter from 37.4% during the fiscal 2008 second quarter.

Fiscal year 2009 second quarter net income was $2.1 million, or $0.18 per share, compared to net income of $4.9 million, or $0.39 per share, in the fiscal 2008 second quarter. The earnings per share decrease resulting from lower net income was partially offset by a decrease in weighted average shares outstanding resulting from the repurchase 2.5 million shares of common stock since February 2007.

Fiscal 2009 First Half Compared to the Fiscal 2008 First Half

Net sales for the fiscal year 2009 first half declined $15.1 million, or 10.0%, to $135.7 million compared to $150.7 million for the fiscal 2008 first half, principally due to:
•	lower unit volume attributed to:
o	the continued industry-wide slow down in business at retail; and
o	lower shipments of discontinued domestically-produced wood furniture; and
•	lower average selling prices principally due to:
o	the higher proportion of lower-priced imported products shipped; and
o	aggressive discounting on discontinued domestically-produced wood furniture.
These declines in net sales were partially offset by the addition of net sales from upholstered seating specialist Sam Moore. Net sales for Sam Moore amounted to $13.0 million during the 2009 first half compared to $6.7 million for the 2008 three month period following its acquisition at the end of April 2007. Excluding discontinued domestically-produced wood furniture and net sales from Sam Moore, net sales declined 8.8% year-over-year.

First half 2009 unit volume decreased compared to the same 2008 period across all wood and upholstery product categories with the exception of youth bedroom products, due to the addition of the Opus Designs product line, and Sam Moore upholstered products.

While overall average selling prices decreased during the fiscal 2009 first half compared to the fiscal 2008 first half principally due to the higher proportion of imported products shipped and aggressive discounting on domestically-produced wood furniture, average selling prices also declined for:
•
imported wood furniture due to the increased shipments of lower-priced products (such as Opus Designs youth bedroom furniture, which is sold at more moderate price points) and higher sales discounts; and

•	upholstered products due to the addition of Sam Moore since those products generally carry lower unit prices.
However, average selling prices increased slightly for upholstered furniture manufactured or imported by Bradington-Young due to an overall increase in per unit selling prices implemented to echo cost increases received from suppliers.

Gross profit margin decreased to 29.2% of net sales in the fiscal 2009 first half compared to 29.9% in the fiscal 2008 first half, principally as a result of:
•	an increase in the delivered cost of imported wood and upholstered furniture as a percentage of net sales;
•	substantial discounts on discontinued domestically-produced wood furniture; and
•	higher raw material and overhead costs as a percentage of net sales for domestically-produced upholstered furniture.

In the first six months of fiscal 2009, selling and administrative expenses increased $1.7 million, or 5.5%, to $32.8 million compared with $31.1 million in the fiscal 2008 six-month period. As a percentage of net sales, selling and administrative expenses increased to 24.2% in the fiscal 2009 first six months from 20.6% in the fiscal 2008 six-month period. The increased spending is due principally to:
•	selling and administrative expenses incurred at Sam Moore, which was acquired at the end of the first quarter of fiscal 2008;
•	costs to operate two new distribution centers during the 2009 first half, one located in California, which opened in January 2008, and one in China, which opened in May 2008; and
•	increased advertising and promotional spending to market Opus Designs youth bedroom furniture.
These cost increases were partially offset by lower selling expenses for Hooker imported wood and Bradington-Young upholstered furniture. Also, in the fiscal 2008 six-month period the Company recognized a gain on the settlement of a corporate-owned life insurance policy in connection with the death of a former executive of the Company, which reduced selling and administrative expenses. Selling and administrative expenses increased as a percentage of net sales principally through the effect of lower net sales in the current year first half.

During the 2009 first half, the Company recorded a restructuring credit of $258,000 for previously accrued health care benefits that are not expected to be paid for terminated employees at the former Roanoke and Martinsville, Va. manufacturing facilities.

During the first six months of fiscal 2008, the Company recorded aggregate restructuring charges of $344,000 consisting of:
•	$473,000 for additional severance and related benefit costs and disassembly costs associated with the closing of the Martinsville, Va. wood manufacturing facility in March 2007; and
•	a credit of $129,000, principally for previously accrued health care benefits that were not expected to be paid for terminated employees at the Pleasant Garden, N.C. facility.

As a result of the above, the Company’s operating income for the first six months of fiscal 2009 decreased to $7.1 million, or 5.2% of net sales, compared to operating income of $13.7 million, or 9.1% of net sales, in the first six months of fiscal 2008.

Other income, net decreased $486,000 to $355,000, or 0.3% of net sales, for the first six months of fiscal 2009 from $841,000, or 0.6% of net sales, for the fiscal 2008 six-month period. This decrease was principally the result of a decrease in interest income earned on lower cash and cash equivalent balances.

The Company recorded income tax expense of $2.7 million for the first six months of fiscal 2009 and $5.4 million for fiscal 2008 six-month period. The Company’s effective tax rate approximated 37.0% for the first six months of fiscal 2009 and fiscal 2008.

Net income for the 2009 first half declined to $4.7 million, or $0.41 per share, from $9.1 million, or $0.71 per share, in the fiscal 2008 six-month period. As a percent of net sales, net income declined to 3.5% in the 2009 six-month period compared to 6.1% for the fiscal 2008 six-month period.

Outlook

During the fiscal 2009 second quarter the Company experienced declines in incoming orders compared to the 2009 first quarter. Historically the Company has experienced a modest improvement in incoming orders following the Labor Day holiday. Management attributes this to consumers returning from vacations along with the start of a new school year and updating home furnishings for the fall and winter seasons. While the Company anticipates a similar improvement in quarter-over-quarter orders, it expects that overall retail conditions compared to the prior year will continue to be sluggish for the remainder of the fiscal year.

The Company has been taking the following steps to address profitability over the near term in the face of weak sales:
•	measures to defer, reduce or eliminate certain spending plans;
•	reducing employment levels to align with reduced volume of incoming business;
•	continued refinements in managing the Company’s supply chain, warehousing and distribution operations;
•	planned reductions in inventory levels in the late third and fourth quarters to reflect expected business conditions; and
•	evaluation of the Company’s domestic upholstery manufacturing work schedules and facilities for optimal capacity utilization and operating efficiency.

In addition, net sales of discontinued domestic wood products, which have carried sharply reduced margins, will continue to decline for the remainder of fiscal 2009, in comparison to fiscal 2008.

In the fiscal 2009 first quarter, the Company began shipping certain imported wood and upholstered furniture products from its new Carson, California distribution facility, and has expanded the service area for this facility to the ten westernmost states. The Company expects that this distribution center will improve service and delivery and reduce freight costs to its dealers in these states, enhancing the value of the Company’s products in that market.

Since its acquisition in April 2007, Sam Moore has operated at a modest loss. Sam Moore continues to take steps to improve profitability, including:
•	the pursuit of additional distribution channels that the Company believes will over time generate additional sales growth; and
•	continued evaluation of manufacturing capacity utilization, work schedules and operating cost reductions to better match expenses with sales volume in the current retail environment.

During the fiscal 2009 first quarter, the Company completed the integration of the Opus Designs product line into its business. The Company believes that the addition of the Opus line will ultimately result in significant growth for its youth bedroom products; however, initial growth has been slow due to current retail market conditions.

Financial Condition, Liquidity and Capital Resources

Balance Sheet and Working Capital

As of August 3, 2008, assets totaled $161.2 million, decreasing from $175.2 million at February 3, 2008, primarily due to decreases in cash and cash equivalents and accounts receivable, partially offset by an increase in inventory and cash surrender value of life insurance policies. The Company’s long-term debt, including current maturities, decreased to $6.6 million at August 3, 2008, from $7.9 million at February 3, 2008, as a result of scheduled debt repayments. Shareholders’ equity at August 3, 2008 decreased to $129.2 million, compared to $140.8 million at February 3, 2008, due to common stock repurchases and dividends paid, partially offset by net income earned for the period.

Working capital decreased by $13.0 million, or 12.7%, to $89.3 million as of August 3, 2008, from $102.3 million at the end of fiscal 2008, as a result of a $14.5 million decrease in current assets and a $1.5 million decrease in current liabilities.

The decrease in current assets is mainly due to decreases of $17.3 million in cash and cash equivalents and $4.7 million in accounts receivable, partly offset by an increase of $7.2 million in inventories. Accounts receivable decreased principally due to lower sales.

Since the end of the last fiscal year, The Company has redeployed more than half of its available cash and cash equivalents. Cash and cash equivalents declined by $17.3 million to $15.8 million as of August 3, 2008 from $33.1 million on February 3, 2008. The Company used cash of $14.1 million to repurchase approximately 798,000 shares of its common stock during the 2009 first half under authorizations approved by its Board of Directors since late last year. Repurchases under those authorizations were substantially complete as of the end of the 2009 first half. The Company also invested an additional $7.2 million in higher inventory levels to improve its inventory position primarily for imported wood furniture in anticipation of an uptick in business during the upcoming fall season.

Inventories increased 14.4%, to $57.8 million as of August 3, 2008, from $50.6 million at February 3, 2008, largely due to:
•	an increase in imported wood furniture inventory in preparation for the fall selling season;
•	lower sales than anticipated in the summer; and
•	an increase in raw materials related to Bradington-Young’s leather upholstery lines.

The decrease in current liabilities is attributed to decreases of $1.1 million in other accrued expenses and $819,000 in accrued salaries, wages and benefits, partially offset by a $345,000 increase in accounts payable.

Cash Flows – Operating, Investing and Financing Activities

During the six months ended August 3, 2008, cash generated from operations ($1.9 million) and a decrease in cash and equivalents ($17.3 million) funded the purchase and retirement of common stock ($14.1 million), payment of cash dividends ($2.3 million), scheduled principal payments on long-term debt ($1.3 million), capital expenditures to maintain and enhance the Company’s business operating systems and facilities ($1.3 million) and additional expenditures in connection with the acquisition of the Opus Designs youth bedroom line ($181,000).

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

Cash generated from operations during the first six months of fiscal 2009 decreased to $1.9 million compared with $23.8 million generated during the six-month period ended July 29, 2007. The decrease was primarily due to a decrease in cash received from customers, higher payments made to suppliers and employees and a decrease in interest income earned, partially offset by a decrease in income tax payments. The decline in cash received from customers is primarily attributed to lower net sales.

Payments to suppliers and employees increased as a result of higher inventory purchases and the Sam Moore operation. During the prior year quarter, inventory levels were higher than in the 2009 first half; consequently last year’s purchases were lower. Also, payments to suppliers and employees for the 2008 first half only included the operating costs of Sam Moore for the three-month period following its acquisition in April 2007.

The Company used $1.5 million of cash for investing activities during the first six months of fiscal year 2009 compared to $11.6 million during the six-month period ended July 29, 2007. The Company invested $1.3 million to purchase property, plant and equipment and made additional payments of $181,000 in connection with its acquisition of Opus Designs during the fiscal 2009 six-month period. During the six-month period ended July 29, 2007, the Company invested $10.6 million (net of cash acquired) for the acquisition of the assets of Sam Moore Furniture and invested $1.1 million to purchase property, plant and equipment.

The Company used $17.7 million of cash for financing activities during the first six months of fiscal 2009 compared to $22.2 million in the six-month period ended July 29, 2007. During the first six months of fiscal year 2009, the Company used $14.1 million to purchase and retire common stock, paid cash dividends of $2.3 million and made scheduled principal repayments of $1.3 million on the Company’s term loan. During the fiscal year 2008 six-month period, the Company purchased and retired $18.4 million of common stock, paid cash dividends of $2.6 million and made scheduled principal repayments of $1.2 million on the Company’s term loan.

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

The aggregate fair market value of the Company’s swap agreement decreases when interest rates decline and increases when interest rates rise. Overall, interest rates have declined since the inception of the Company’s swap agreement. The aggregate decrease in the fair market value of the effective portion of the agreement of $131,000 ($212,000 pretax) as of August 3, 2008 and $191,000 ($311,000 pretax) as of February 3, 2008 is reflected under the caption “accumulated other comprehensive loss” in the consolidated balance sheets. See “Note 7 – Other Comprehensive Income” to the consolidated financial statements included in this report. Approximately $154,000 of the aggregate pre-tax decrease in fair market value of the agreement is expected to be reclassified into interest expense during the next twelve months.

Debt Covenant Compliance

The credit agreement for the Company’s revolving credit facility and outstanding term loan includes, among other requirements, financial covenants as to minimum tangible net worth, debt service coverage, the ratio of funded debt to earnings before interest, taxes, depreciation and amortization, and maximum capital expenditures. The Company was in compliance with these covenants as of August 3, 2008.

Supplier Commitments

The Company has advanced approximately $450,000 to one of its finished goods suppliers against the Company’s purchase orders placed with that supplier. The purpose of the advance was to facilitate the supplier’s purchase of raw materials in order to ensure timely delivery of furniture shipments to the Company. Also, the Company assisted the supplier in obtaining additional bank financing by issuing a standby letter of credit in the amount of $600,000 as security for that financing.  In conjunction with the issuance of the letter of credit, the Company entered into a security agreement with the supplier, which provides the Company with a security interest in certain assets of the supplier and its shareholders. The Company does not intend to make additional advances to the supplier. The Company’s maximum exposure under the advance and the standby letter of credit as of August 3, 2008 is approximately $1.1 million. The Company believes its financial exposure under this arrangement is adequately secured.

Liquidity and Capital Expenditures

As of August 3, 2008, the Company had an aggregate $13.0 million available under its revolving credit facility to fund working capital needs. Standby letters of credit in the aggregate amount of $2.0 million, used to collateralize certain insurance arrangements and for imported product purchases, were outstanding under the Company’s revolving credit facility as of August 3, 2008. There were no other borrowings outstanding under the revolving credit line on August 3, 2008. Any principal outstanding under the credit line is due March 1, 2011.

The Company believes that it has the financial resources (including available cash and cash equivalents, expected cash flow from operations, and lines of credit) needed to meet business requirements for the foreseeable future, including capital expenditures, working capital, dividends on the Company’s common stock, repurchases of common stock under the Company’s stock repurchase program and repayment of debt. Cash flow from operations is highly dependent on incoming order rates and the Company’s operating performance. The Company expects to spend $2.5 to $3.5 million in capital expenditures during the remainder of fiscal year 2009 to maintain and enhance its operating systems and facilities.

During the six months that ended August 3, 2008, the Company reduced long-term debt, including current maturities by $1.3 million, through scheduled debt payments.

Dividends

At its September 9, 2008 meeting, the board of directors of the Company declared a quarterly cash dividend of $0.10 per share, payable on November 28, 2008 to shareholders of record November 17, 2008.

Accounting Pronouncements

In March 2008, the Financial Accounting Standards Boards (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133.” This statement requires enhanced disclosures about an entity’s derivative and hedging activities and is thereby intended to improve the transparency of financial reporting. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. This statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The adoption of SFAS 161 is not expected to have a material impact on the Company’s financial position or results of operations.

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
•
changes in consumer preferences, including increased demand for lower quality, lower priced furniture due to declines in consumer confidence and/or discretionary income available for furniture purchases; and

•	higher than expected costs associated with product quality and safety, including regulatory compliance costs related to the sale of consumer products and costs related to defective products.

Any forward looking statement that the Company makes speaks only as of the date of that statement, and the Company undertakes no obligation to update any forward-looking statements whether as a result of new information, future events or otherwise.

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

The Company’s obligations under its revolving line of credit and term loan bear interest at variable rates. The outstanding balance under the Company’s term loan, including current maturities, amounted to $6.6 million as of August 3, 2008. The Company has entered into an interest rate swap agreement that, in effect, fixes the rate of interest on its term loan at 4.1% through 2010 (7.4% when the effect of a previously terminated swap agreement is taken into account when determining interest expense). The notional principal value of the swap agreement is substantially equal to the outstanding principal balance of the term loan. A fluctuation in market interest rates of one percentage point (100 basis points) would not have a material impact on the Company’s results of operations or financial condition. For additional discussion of the Company’s swap agreement see “Swap Agreements” in Management’s Discussion and Analysis in the Company’s annual report on Form 10-K for the year ended February 3, 2008 and in this quarterly report.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s principal executive officer and principal financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the Company’s fiscal quarter ended August 3, 2008. Based on this evaluation, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this quarterly report to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure and are effective to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Controls

There have been no changes in the Company’s internal control over financial reporting during the Company’s quarter ended August 3, 2008, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information about common stock purchases by or on behalf of the Company during the quarter ended August 3, 2008:

			Total Number of	Maximum Dollar Value
	Total	Average	Shares Purchased	of Shares That
	Number of	Price	as Part of Publicly	May Yet Be
	Shares	Paid per	Announced	Purchased Under
	Purchased	Share	Program	the Program

May 5, 2008 – June 8, 2008	56,251	$20.05	56,251	$11,327,714
June 9, 2008 - July 6, 2008	371,200	17.52	371,200	5,592,825
July 7, 2008 – August 3, 2008	327,436	17.01	327,436	23,474
Total	754,887	$17.95	754,887

In December 2007, the Company announced that its Board of Directors had authorized the repurchase up to $10 million of the Company’s common stock. In April 2008, the Company announced that the Board had increased that authorization by an additional $10 million, to $20 million. The Company completed these repurchases in August 2008. During the 2009 fiscal year the Company spent a total of $14.1 million, excluding commissions, to repurchase 798,000 shares of Company common stock under these authorizations at an average price of $17.62 per share.

Item 4. Submission of Matters to a Vote of Security Holders

On June 30, 2008, the Company held its Annual Meeting of Shareholders. At the meeting, each of the following directors of the Company was elected for a one year term. The votes cast for the election of each director were:

Director	For	Withheld
W. Christopher Beeler, Jr.	8,241,172	320,771
John L. Gregory, III	8,494,574	67,369
Mark F. Schreiber	8,371,051	190,892
David G. Sweet	8,363,651	198,292
Paul B. Toms, Jr.	8,499,379	62,564
Henry G. Williamson, Jr.	6,662,988	1,898,955

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

10.1
Amendment to Employment Agreement, dated June 3, 2008, between Alan D. Cole and the Company (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed with the Securities and Exchange Commission on June 5, 2008)

31.1*	Rule 13a-14(a) Certification of the Company’s principal executive officer

31.2*	Rule 13a-14(a) Certification of the Company’s principal financial officer

32.1*
Rule 13a-14(b) Certification of the Company’s principal executive officer and principal financial officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*Filed herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOOKER FURNITURE CORPORATION

Date: September 9, 2008	By:	/s/ R. Gary Armbrister
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

10.1
Amendment to Employment Agreement, dated June 3, 2008, between Alan D. Cole and the Company (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed with the Securities and Exchange Commission on June 5, 2008)

31.1*	Rule 13a-14(a) Certification of the Company’s principal executive officer

31.2*	Rule 13a-14(a) Certification of the Company’s principal financial officer

32.1*
Rule 13a-14(b) Certification of the Company’s principal executive officer and principal financial officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*Filed herewith