Form 10-Q
period 2008-11-02
HOOKER FURNITURE CORP
filed 2008-12-09
CIK 1077688

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended November 2, 2008

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
Large accelerated Filer ☐	Accelerated filer ☒
Non-accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of December 8, 2008.

Common stock, no par value	10,761,438
(Class of common stock)	(Number of shares)

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

HOOKER FURNITURE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, including share data)
(Unaudited)

	November 2,	February 3,
	2008	2008
Assets
Current assets
Cash and cash equivalents	$12,419	$33,076
Trade accounts receivable, less allowance for doubtful accounts of $2,134 and $1,750 on each date	37,817	38,229
Inventories	56,035	50,560
Prepaid expenses and other current assets	4,641	3,552
Total current assets	110,912	125,417
Property, plant and equipment, net	24,859	25,353
Goodwill	3,803	3,774
Intangible assets	5,924	5,892
Cash surrender value of life insurance policies	13,230	12,173
Other assets	2,124	2,623
Total assets	$160,852	$175,232

Liabilities and Shareholders’ Equity
Current liabilities
Trade accounts payable	$10,611	$13,025
Accrued salaries, wages and benefits	3,622	3,838
Other accrued expenses	3,201	3,553
Current maturities of long-term debt	2,846	2,694
Total current liabilities	20,280	23,110
Long-term debt, excluding current maturities	3,064	5,218
Deferred compensation	6,194	5,369
Other long-term liabilities	216	709
Total liabilities	29,754	34,406

Shareholders’ equity
Common stock, no par value, 20,000 shares authorized, 10,761 and 11,561 shares issued and outstanding on each date	16,975	18,182
Retained earnings	114,246	122,835
Accumulated other comprehensive loss	(123)	(191)
Total shareholders’ equity	131,098	140,826
Total liabilities and shareholders’ equity	$160,852	$175,232

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

HOOKER FURNITURE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 2,	October 28,	November 2,	October 28,
	2008	2007	2008	2007

Net sales	$68,996	$83,768	$204,651	$234,503

Cost of sales	49,188	57,132	145,251	162,788

Gross profit	19,808	26,636	59,400	71,715

Selling and administrative expenses	15,661	17,312	48,440	48,385

Restructuring and asset impairment (credit) charge	(561)	419	(819)	763

Operating income	4,708	8,905	11,779	22,567

Other income, net	36	309	391	1,150

Income before income taxes	4,744	9,214	12,170	23,717

Income taxes	1,794	3,303	4,541	8,662

Net income	$2,950	$5,911	$7,629	$15,055

Earnings per share:
Basic	$0.27	$0.48	$0.68	$1.19
Diluted	$0.27	$0.48	$0.68	$1.19

Weighted average shares outstanding:
Basic	10,761	12,266	11,176	12,676
Diluted	10,767	12,270	11,182	12,680

Cash dividends declared per share	$0.10	$0.10	$0.30	$0.30

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

HOOKER FURNITURE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 (In thousands)
(Unaudited)

	Thirty-Nine Weeks Ended
	November 2,	October 28,
	2008	2007
Cash flows from operating activities
Cash received from customers.	$205,466	$234,868
Cash paid to suppliers and employees	(199,962)	(192,939)
Income taxes paid, net	(5,031)	(10,188)
Interest received, net	270	977
Net cash provided by operating activities	743	32,718

Cash flows from investing activities
Acquisition of Sam Moore, net of cash acquired		(10,571)
Additional payments related to the acquisition of Opus Designs	(181)
Purchase of property, plant and equipment	(1,755)	(1,514)
Proceeds from the sale of property and equipment	17	2,129
Net cash used in investing activities	(1,919)	(9,956)

Cash flows from financing activities
Purchases and retirement of common stock	(14,097)	(26,785)
Cash dividends paid	(3,382)	(3,847)
Payments on long-term debt	(2,002)	(1,860)
Net cash used in financing activities	(19,481)	(32,492)

Net decrease in cash and cash equivalents	(20,657)	(9,730)
Cash and cash equivalents at beginning of period	33,076	47,085
Cash and cash equivalents at end of period	$12,419	$37,355

Reconciliation of net income to net cash provided by operating activities:
Net income	$7,629	$15,055
Depreciation and amortization	2,154	2,530
Non-cash restricted stock awards	54	33
Restructuring (credit) charge	(819)	763
Loss on disposal of property	122
Provision for doubtful accounts	1,475	834
Deferred income tax (benefit) expense	(667)	3,203
Changes in assets and liabilities, net of effect from acquisitions:
Trade accounts receivable	(1,019)	(505)
Inventories	(5,416)	16,261
Prepaid expenses and other assets	(1,049)	(1,160)
Trade accounts payable	(2,414)	937
Accrued salaries, wages and benefits	603	(1,211)
Accrued income taxes	177	(4,728)
Other accrued expenses	(419)	(139)
Other long-term liabilities	332	845
Net cash provided by operating activities	$743	$32,718

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

HOOKER FURNITURE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
(In thousands, except per share data)
(Unaudited)

For the thirty-nine weeks ended November 2, 2008

				Accumulated
				Other	Total
	Common Stock		Retained	Comprehensive	Shareholders’
	Shares	Amount	Earnings	Loss	Equity

Balance at February 3, 2008	11,561	$18,182	$122,835	$(191)	$140,826

Net income			7,629		7,629
Unrealized gain on interest rate swap, net of tax				68	68
Total comprehensive income					7,697
Cash dividends ($0.30 per share)			(3,382)		(3,382)
Restricted stock compensation cost		54			54
Repurchases of common stock	(800)	(1,261)	(12,836)		(14,097)

Balance at November 2, 2008	10,761	$16,975	$114,246	$(123)	$131,098

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

HOOKER FURNITURE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar and share amounts in tables, except per share amounts, in thousands unless otherwise indicated)
(Unaudited)
For the Thirty-Nine Weeks Ended November 2, 2008

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

The financial statements contained herein are being filed as part of a quarterly report on Form 10-Q covering the thirteen-week period (also referred to as “three months,” “three-month period,” “quarter” or “quarterly period”) that began August 4, 2008 and the thirty-nine week period (also referred to as “nine months” or “nine-month period”) that began February 4, 2008, both ended on November 2, 2008.  These financial statements also include the thirteen-week period that began July 30, 2007 and the thirty-nine week period that began January 29, 2007, both ended on October 28, 2007.

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

2.	Inventories
	November 2,	February 3,
	2008	2008
Finished furniture	$61,129	$52,602
Furniture in process	1,199	1,217
Materials and supplies	8,461	7,814
Inventories at FIFO	70,789	61,633
Reduction to LIFO basis	14,754	11,073
Inventories	$56,035	$50,560

3.	Property, Plant and Equipment
	November 2,	February 3,
	2008	2008
Buildings and land improvements	$23,473	$23,076
Machinery and equipment	3,619	3,425
Furniture and fixtures	26,608	27,516
Other	4,076	3,740
Total depreciable property at cost	57,776	57,757
Less accumulated depreciation	34,946	34,558
Total depreciable property, net	22,830	23,199
Land	1,387	1,387
Construction in progress	642	767
Property, plant and equipment, net	$24,859	$25,353

4.           Goodwill and Intangible Assets
	November 2,	February 3,
	2008	2008
Goodwill	$3,803	$3,774

Non-amortizable Intangible Assets
Trademarks and trade names – Bradington-Young	$4,400	$4,400
Trademarks and trade names – Sam Moore	396	396
Trademarks and trade names – Opus Designs	1,057	1,000
Total trademarks and trade names	5,853	5,796
Amortizable Intangible Assets
Non-compete agreements	700	700
Furniture designs	100	100
Total amortizable intangible assets	800	800
Less accumulated amortization	729	704
Net carrying value	71	96
Intangible assets	$5,924	$5,892

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

The recorded values of the assets acquired were:
As of
December 14,
2007
Current assets	$2,876
Goodwill and intangible assets	2,557
Total assets acquired	$5,433

6.           Long-Term Debt
	November 2,	February 3,
	2008	2008
Term loan	$5,910	$7,912
Less current maturities	2,846	2,694
Long-term debt, less current maturities	$3,064	$5,218

7.           Restructuring

	Severance and Related Benefits	Other	Total
Accrued balance at February 3, 2008	$829	$193	$1,022
Restructuring credit	(819)		(819)
Cash payments	(6)	27	21
Balance at November 2, 2008	$16	$166	$182

8.          Other Comprehensive Income (Loss)
	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 2,	October 28,	November 2,	October 28,
	2008	2007	2008	2007
Net income	$2,950	$5,911	$7,629	$15,055
Loss on interest rate swap	(32)	(79)	(33)	(92)
Portion of swap agreement’s fair value reclassified to interest expense	45	11	143	32
Other comprehensive income (loss) before tax	13	(68)	110	(60)
Income tax (expense) benefit	(4)	26	(42)	23
Other comprehensive income (loss), net of tax	9	(42)	68	(37)
Comprehensive net income	$2,959	$5,869	$7,697	$15,018

9.           Share-Based Compensation

The Hooker Furniture Corporation 2005 Stock Incentive Plan permits incentive awards of restricted stock, restricted stock units, stock appreciation rights and performance grants to key employees and non-employee directors.  The Company has issued annual restricted stock awards to each non-employee member of the board of directors since January 2006.  These shares will vest if the director remains on the board through a 36-month service period or may vest earlier in accordance with terms specified in the plan.  Prior to vesting the Company accounts for these awards as “non-vested equity shares.”  For each restricted common stock issuance, the following table summarizes the actual number of shares that have been issued and outstanding, vested or forfeited, the weighted average issue price of those shares on the grant date, the fair value of each grant on the grant date, compensation expense recognized for the non-vested shares of each grant and the remaining fair value of the non-vested shares of each grant as of November 2, 2008:

	Whole	Grant-Date	Aggregate	Compensation	Grant-Date Fair Value
	Number of	Fair Value	Grant-Date	Expense	Unrecognized At
	Shares	Per Share	Fair Value	Recognized	November 2, 2008
Shared Issued on January 16, 2006
Issued	4,851	$15.31	$74
Forfeited	(784)	15.31	(12)
Vested	(147)	15.31	(2)
	3,920		60	$56	$4
Shares Issued on January 15, 2007
Issued	4,875	$15.23	74	45	29

Shares Issued on January 15, 2008
Issued	4,335	$19.61	85	24	61
Awards outstanding at November 2, 2008:	13,130		$219	$125	$94

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

These performance grants have been classified as liabilities since the (i) settlement amount for each grant will not be known until after the applicable performance period is completed and (ii) settlement of the grants may be made in common stock, cash or a combination of both.  The estimated cost of each grant will be recorded as compensation expense over the respective performance periods when it becomes probable that the EPS and ROE performance targets will be achieved.  The expected cost of the grants will be revalued each reporting period.  As assumptions change regarding the expected achievement of target performance levels, a cumulative adjustment will be recorded and future compensation expense will increase or decrease based on the currently projected performance levels.  If the Company determines that it is not probable that the minimum EPS and ROE performance thresholds for the grants will be met, no further compensation cost will be recognized and any previously recognized compensation cost will be reversed.  A maximum of $3.2 million could be paid under these grants.   In the 2009 second quarter, the Company reversed $130,000 previously accrued for these grants.  As a result, through the nine-month period ended November 2, 2008, no compensation expense has been recorded for these performance grants.

11.           Earnings Per Share

Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period.  Restricted shares awarded to non-employee members of the board of directors that have not yet vested are considered only when computing diluted earnings per share.  As of November 2, 2008, there were approximately thirteen thousand shares of non-vested restricted stock outstanding.

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 2,	October 28,	November 2,	October 28,
	2008	2007	2008	2007

Net income	$2,950	$5,911	$7,629	$15,055

Weighted average shares outstanding for basic earnings per share	10,761	12,266	11,176	12,676
Dilutive effect of non-vested restricted stock awards	6	4	6	4
Weighted average shares outstanding for diluted earnings per share	10,767	12,270	11,182	12,680

Basic earnings per share	$0.27	$0.48	$0.68	$1.19

Diluted earnings per share	$0.27	$0.48	$0.68	$1.19

12.           Common Stock

During the fiscal 2008 first and second quarters, the Company’s board of directors authorized the repurchase of up to $30 million of the Company’s common stock.  The Company completed these repurchases in November 2007.  In December 2007, the Company announced that its board of directors had approved a new authorization to repurchase up to $10 million of the Company’s common stock.  In April 2008, the Company announced that the board had increased this authorization by an additional $10 million, to $20 million.  The Company completed these repurchases in August 2008.  During the 2009 fiscal year the Company has spent $14.1 million, excluding commissions, to repurchase 800,000 shares of Company common stock under these authorizations at an average price of $17.62 per share.

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

14.            Supplier Commitments

The Company has made advance payments to one of its finished goods suppliers against the Company’s purchase orders placed with that supplier.  The purpose of the advances was to facilitate the supplier’s purchase of raw materials in order to ensure timely delivery of furniture shipments to the Company.  The current balance of the advances is approximately $216,000.  Also, the Company assisted the supplier in obtaining additional bank financing by issuing a standby letter of credit in the amount of $600,000, which expires in July 2009, as security for that financing.  In conjunction with the issuance of the letter of credit, the Company entered into a security agreement with the supplier, which provides the Company with a security interest in certain assets of the supplier and its shareholders.  The Company does not intend to make additional advances to the supplier.  The Company’s maximum exposure under the advances and the standby letter of credit as of November 2, 2008 is approximately $816,000.  The Company believes its financial exposure under this arrangement is adequately secured.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

This quarterly report on Form 10-Q includes the Company’s unaudited condensed consolidated financial statements for the thirteen-week period (also referred to as “three months,” “three-month period,” “quarter” or “quarterly period”) that began August 4, 2008 and thirty-nine week period (also referred to as “nine months” or “nine-month period”) that began February 4, 2008, both ended on November 2, 2008.  This report discusses the Company’s:
•
results of operations for these periods compared to the fiscal 2008 thirteen-week third quarter that began July 30, 2007 and the thirty-nine week period that began January 29, 2007, both ended on October 28, 2007; and

•	financial condition as of November 2, 2008.
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

Results of operations for the thirteen and thirty-nine week periods ended November 2, 2008 continue to reflect the weak retail environment for home furnishings that has carried over from last year.  Discretionary purchases of furniture, particularly at the upper-middle price points where the Company competes, are significantly affected by consumer confidence.

Current economic factors, such as the significantly weakened and volatile securities markets, high food costs, lower consumer confidence, a weak housing market and reduced availability of consumer credit have all contributed to cause an extremely weak retail environment for home furnishings.  The Company continues to believe, however, that its current business model, resulting from the elimination of significant fixed overhead through recent restructurings, provides the flexibility necessary to adjust to changing market conditions by controlling inventory purchases from suppliers.  The Company expects that the current economic malaise could last for another 9-12 months.  The Company also continues to believe that upon recovery, it will be well positioned to respond quickly to increased demand.

During the 2009 fiscal third quarter, the Company continued to address profitability by:
•	increasing selling prices on most of its products;
•	deferring, reducing or eliminating certain spending plans; and,
•	reducing its work force by approximately 80 employees.
Principally as a result of higher net sales in the 2009 third quarter and these actions, operating margins improved to 6.8% of net sales during the 2009 third quarter compared to 4.8% for the 2009 second quarter and 5.2% for the 2009 first half.

Following are the principal factors that impacted the Company’s results of operations during the three and nine-month periods ended November 2, 2008 as compared with the same prior year periods:

•	Net sales declined principally due to:

o	the industry-wide slow down in business at retail,
o	the Company’s exit from domestic wood furniture manufacturing, and
o	overall lower average selling prices resulting primarily from the mix of products shipped, however, the sales decline was partially offset by an increase in selling prices on most of the Company’s products effective September 1, 2008.

•	Lower gross profit margins resulting from:

o	the rising cost of imported wood products and higher raw material costs for upholstered products; and
o	increased overhead absorption as a percentage of net sales for domestically-produced upholstered furniture.

•
Higher selling and administrative expenses to support new businesses (Sam Moore upholstered seating and Opus Designs youth bedroom furniture) and expanded warehousing and distribution.  In addition, selling and administrative expenses increased as a percentage of net sales principally through the effect of lower sales for both fiscal 2009 periods.

Results of Operations

The following table sets forth the percentage relationship to net sales of certain items included in the consolidated statements of operations.
	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 2,	October 28,	November 2,	October 28,
	2008	2007	2008	2007
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	71.3	68.2	71.0	69.4
Gross profit	28.7	31.8	29.0	30.6
Selling and administrative expenses	22.7	20.7	23.7	20.6
Restructuring (credit) charge	(0.8)	0.5	(0.4)	0.3
Operating income	6.8	10.6	5.7	9.6
Other income, net	0.1	0.4	0.2	0.5
Income before income taxes	6.9	11.0	5.9	10.1
Income taxes	2.6	3.9	2.2	3.7
Net income	4.3	7.1	3.7	6.4

Fiscal 2009 Third Quarter Compared to the Fiscal 2008 Third Quarter

Net sales for the fiscal year 2009 third quarter declined $14.8 million, or 17.6%, to $69.0 million compared to $83.8 million for the fiscal 2008 third quarter, due principally to:
•	lower unit volume attributed to:
o	the continued industry-wide slow down in business at retail; and
o	lower shipments of discontinued domestically-produced wood furniture; and
•	lower average selling prices principally due to:
o	the higher proportion of lower-priced imported products shipped; and
o	higher sales discounts extended to dealers to promote and stimulate sales.
Excluding discontinued domestically-produced wood furniture, net sales declined 16.3% year-over-year.

Third quarter 2009 unit volume decreased compared to the same 2008 period across most all wood and upholstery product categories, but increased for:
•	youth bedroom products due to the acquisition of the Opus Designs product line in December 2007; and
•	upholstered seating manufactured by Sam Moore.

Overall average selling prices decreased during the fiscal 2009 third quarter compared to the fiscal 2008 third quarter principally due to the higher proportion of imported products shipped.  Average selling prices also declined for:
•
imported wood furniture and upholstered seating manufactured or imported by Sam Moore due to increased shipments of lower-priced products (such as Opus Designs youth bedroom furniture sold at more moderate price points in the case of wood furniture) and higher sales discounts; and

•	domestically-produced wood furniture principally due to aggressive discounting on those discontinued products.
These declines were partially offset by higher average selling prices for upholstered furniture manufactured or imported by Bradington-Young due to an overall increase in per unit selling prices implemented to compensate for cost increases received from suppliers.

Gross profit margin decreased to 28.7% of net sales in the fiscal 2009 third quarter compared to 31.8% in the fiscal 2008 third quarter, principally as a result of:
•	an increase in the delivered cost of imported wood furniture as a percentage of net sales coupled with higher sales discounts to stimulate sales, partially offset by a price increase on most products;
•	higher raw material and overhead costs as a percentage of net sales for domestically-produced upholstered furniture; and
•	substantial discounts on discontinued domestically-produced wood furniture.

Higher costs for raw materials, fuel, offshore labor and ocean freight, along with weakness of the dollar, negatively impacted the Company’s gross profit margin during the fiscal 2009 third quarter.  Since the spring, the Company has experienced cost increases for imported furniture from its offshore suppliers, as well as for transportation, raw materials for its upholstered furniture and other operating expenses.  Early in the third quarter 2009 the Company implemented price increases for most of its products intended to offset these cost increases and to improve margins.  The impact of these price increases is reflected in improved gross margin for the 2009 third quarter compared to the 2009 second quarter.

Selling and administrative expenses decreased to $15.7 million for the fiscal 2009 third quarter, compared to $17.3 million for the fiscal 2008 third quarter.  The decrease in spending during the 2009 third quarter was principally the result of:
•	lower selling expenses as a result of lower sales;
•	a decline in legal and professional fees; and
•	lower compensation and benefits expense, which the Company implemented in response to lower sales and profitability.
These cost decreases were partially offset by:
•
the costs to operate two new distribution centers during the current year quarter, one located in California, which opened in  January 2008 and one in China, which opened in May 2008, both of which are owned and operated by third parties.

•
higher allowances for doubtful accounts.  As a result of the difficult retail furniture environment, write offs compared to the prior period and the risk of higher credit defaults has increased.  Consequently, the Company has increased its allowance for doubtful accounts as a percentage of outstanding accounts receivable.

Selling and administrative expenses increased as a percentage of net sales to 22.7% for the fiscal 2009 third quarter compared to 20.7% for the fiscal 2008 third quarter, principally through the effect of lower net sales in the current year quarter.

During the 2009 third quarter, the Company recorded a restructuring credit of $561,000 ($350,000 after tax , or $0.03 per share) for previously accrued health care benefits that are not expected to be paid for terminated employees at the former Roanoke and Martinsville, Va. manufacturing facilities.  In the 2008 third quarter, the Company recorded restructuring charges of $419,000 ($260,000 after tax, or $0.02 per share) principally for asset impairment and disassembly costs related to the closure of the Martinsville, Va. manufacturing facility.

As a result of the above, operating income for the fiscal 2009 third quarter decreased to $4.7 million, or 6.8% of net sales, compared to $8.9 million, or 10.6% of net sales, in the fiscal 2008 third quarter.

Other income, net was $36,000, or 0.05% of net sales, for the fiscal 2009 third quarter compared to $309,000, or 0.4% of net sales, for the fiscal 2008 third quarter.  This decline was largely due to a decrease in interest income in the fiscal 2009 third quarter, due to lower cash and cash equivalent balances and lower rates of return earned on those balances, partially offset by a decrease in interest expense as a result of lower debt levels.

The Company recorded income tax expense of $1.8 million for the fiscal 2009 third quarter and $3.3 million for the fiscal 2008 third quarter.  The effective tax rate increased to 37.7% for the fiscal 2009 third quarter from 35.9% for the fiscal 2008 third quarter.  The effective rate increase in the fiscal 2009 third quarter is principally due to lower non-taxable income from corporate-owned life insurance and higher state income tax expense attributed to California state income taxes incurred as a result of the new west coast distribution center which opened in January 2008.

Fiscal year 2009 third quarter net income was $3.0 million, or $0.27 per share, compared to net income of $5.9 million, or $0.48 per share, in the fiscal 2008 third quarter.  The decrease in earnings per share resulting from lower net income was mitigated by a decrease in weighted average shares outstanding resulting from the repurchase of 2.5 million shares of common stock since February 2007.

Fiscal 2009 First Nine-Months Compared to the Fiscal 2008 First Nine-Months

Net sales for the fiscal year 2009 first nine months declined $29.9 million, or 12.7%, to $204.7 million compared to $234.5 million for the fiscal 2008 first nine months, principally due to:
•	lower unit volume attributed to:
o	the continued industry-wide slow down in business at retail; and
o	lower shipments of discontinued domestically-produced wood furniture; and
•	lower average selling prices principally due to:
o	the higher proportion of lower-priced imported products shipped; and
o	aggressive discounting on discontinued domestically-produced wood furniture.
These factors were partially offset by the addition of net sales from upholstered seating specialist Sam Moore.  Net sales for Sam Moore amounted to $20.1 million during the 2009 first nine months compared to $13.9 million for the 2008 six-month period following its acquisition at the end of April 2007.

During the first nine months of 2009 unit volume decreased compared to the same 2008 period across all wood and upholstery product categories with the exception of youth bedroom products, due to the acquisition of the Opus Designs product line in December 2007, and Sam Moore upholstered products.

Overall average selling prices decreased during the fiscal 2009 first nine months compared to the fiscal 2008 first nine months principally due to the higher proportion of imported products shipped and aggressive discounting on discontinued domestically-produced wood furniture.  Average prices for imported wood furniture declined due to the increased shipments of lower-priced products (such as Opus Designs youth bedroom furniture, which is sold at more moderate price points) and higher sales discounts intended to stimulate sales.  The generally lower selling prices of Sam Moore products decreased the average selling price for upholstered products; however, average selling prices increased slightly for upholstered furniture manufactured or imported by Bradington-Young due to an overall increase in per unit selling prices implemented to offset cost increases for imported products, and for raw materials, fuel and transportation.

Gross profit margin decreased to 29.0% of net sales in the fiscal 2009 first nine months compared to 30.6% in the fiscal 2008 first nine months, principally as a result of:
•	an increase in the delivered cost of imported wood and upholstered furniture as a percentage of net sales;
•	substantial discounts on discontinued domestically-produced wood furniture; and
•	higher raw material and overhead costs as a percentage of net sales for domestically-produced upholstered furniture.

In the first nine months of fiscal 2009, selling and administrative expenses increased by $55,000, or 0.1%, and approximated $48.4 million in each period.  As a percentage of net sales, selling and administrative expenses increased to 23.7% in the fiscal 2009 first nine months from 20.6% in the fiscal 2008 nine-month period principally through the effect of lower net sales in the current year.  Selling and administrative spending was impacted by:
•	selling and administrative expenses incurred at Sam Moore, which was acquired at the end of the first quarter of fiscal 2008;
•	costs to operate two new third-party distribution centers during the 2009 first nine-months, one located in California, which opened in January 2008, and one in China, which opened in May 2008;
•	higher allowances for bad debts; and
•	start-up advertising and promotional spending to market Opus Designs youth bedroom furniture.
These cost increases were partially offset by lower selling expenses for Hooker imported wood and Bradington-Young upholstered furniture and lower legal and professional expenses.  Also, in the fiscal 2008 nine-month period the Company recognized a gain on the settlement of a corporate-owned life insurance policy in connection with the death of a former executive of the Company, which reduced selling and administrative expenses.

During the 2009 first nine months, the Company recorded a restructuring credit of $819,000 for previously accrued health care benefits that are not expected to be paid for terminated employees at the former Roanoke and Martinsville, Va. manufacturing facilities.

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

As a result of the above, the Company’s operating income for the first nine months of fiscal 2009 decreased to $11.8 million, or 5.8% of net sales, compared to operating income of $22.6 million, or 9.6% of net sales, in the first nine months of fiscal 2008.

Other income, net decreased $759,000 to $391,000, or 0.2% of net sales, for the first nine months of fiscal 2009 from $1.2 million, or 0.5% of net sales, for the fiscal 2008 nine-month period.  This decrease was principally the result of a decrease in interest income earned on lower cash and cash equivalent balances.

The Company recorded income tax expense of $4.5 million for the first nine months of fiscal 2009 and $8.7 million for the first nine months of fiscal 2008.  The effective tax rate was 37.3% for the first nine months of fiscal 2009 and 36.5% for the first nine months of fiscal 2008.  The effective rate increased in the first nine months of fiscal 2009 principally due to lower non-taxable income from corporate-owned life insurance and higher state income tax expense attributed to the opening of the new California distribution center in January 2008.

Net income for the 2009 first nine months declined to $7.6 million, or $0.68 per share, from $15.1 million, or $1.19 per share, in the fiscal 2008 nine-month period.  As a percent of net sales, net income declined to 3.7% in the 2009 nine-month period compared to 6.4% for the fiscal 2008 nine-month period.

Outlook

Over the course of the last several months, the economy has worsened with continued news reports of business closings, cutbacks and layoffs across many industries, including the home furnishings industry.  Additionally, consumer confidence is reported to be extremely low.  With continued instability in the financial and credit markets in spite of government intervention and the changing political landscape, prospects for a near-term economic recovery appear dim.

Historically the Company has experienced an improvement in order rates following the Labor Day holiday.  Consistent with this pattern, the Company experienced a modest increase in incoming order rates during the fiscal 2009 third quarter compared to the 2009 second quarter.  Additionally, while attendance at the recently completed October 2008  High Point, N.C. furniture market was significantly lower than at the last several semi-annual markets, order writing for the Company at that market was generally consistent with recent markets.  The Company attributes this to the appeal of its new product introductions at that market and the acceptance of these and other products by national account buyers in attendance.  However, in spite of these positive points, year-over-year incoming order rates have declined significantly over the past two months. While the Company anticipates that overall retail conditions will continue to be sluggish for the next several quarters, it remains optimistic about its business model and prospects for the future.

The Company has taken steps in the following areas to address sales growth and profitability over the near term in the face of the weak sales environment:
•	a concerted effort to gain broader access to national markets through targeted sales programs and the development of proprietary products;
•	the pursuit of additional distribution channels that the Company believes will over time generate additional sales growth;
•	continued market penetration of the Company’s newly~~-~~ acquired youth bedroom line, Opus Designs by Hooker;
•	measures to defer, reduce or eliminate certain spending plans;
•	reducing employment levels to align with the reduced volume of incoming business;
•
continued refinements in managing the Company’s supply chain, warehousing and distribution operations, including the addition of distribution centers in California and China to continue to improve service and delivery and reduce freight costs for the Company’s dealers in the western U.S., enhancing the value of the Company’s products to these dealers;

•	reductions in inventory purchasing rates in the late third and fourth quarters to reflect expected business conditions; and
•	evaluation of the Company’s domestic upholstery manufacturing work schedules and facilities for optimal capacity utilization and operating efficiency.
The Company believes that these initiatives will help mitigate the effects of poor economic conditions on our sales and profitability.

Financial Condition, Liquidity and Capital Resources

Balance Sheet and Working Capital

As of November 2, 2008, assets totaled $160.9 million, decreasing from $175.2 million at February 3, 2008, primarily due to decreases in cash and cash equivalents and accounts receivable, partially offset by an increase in inventory and cash surrender value of life insurance policies.  The Company’s long-term debt, including current maturities, decreased to $5.9 million at November 2, 2008, from $7.9 million at February 3, 2008, as a result of scheduled debt repayments.  Shareholders’ equity at November 2, 2008 decreased to $131.1 million, compared to $140.8 million at February 3, 2008, due to common stock repurchases and dividends paid, partially offset by net income earned for the period.

Working capital decreased by $11.7 million, or 11.7%, to $90.6 million as of November 2, 2008, from $102.3 million at the end of fiscal 2008, the net result of a $14.5 million decrease in current assets and a $2.8 million decrease in current liabilities.  The decrease in current assets is mainly due to decreases of $20.7 million in cash and cash equivalents and $412,000 in accounts receivable, partly offset by an increase of $5.5 million in inventories.  Accounts receivable decreased principally due to lower sales.

Cash and cash equivalents declined by $20.7 million to $12.4 million as of November 2, 2008 from $33.1 million on February 3, 2008.  The Company used $14.1 million of cash to repurchase approximately 800,000 shares of its common stock during the 2009  nine-month period under authorizations approved by its board of directors since late last year.  Repurchases under those authorizations were completed early in the 2009 third quarter.  The Company also used $5.5 million of cash to fund an increase in inventory levels accounts during the 2009 nine-month period.

Inventories increased 10.8%, to $56.0 million as of November 2, 2008, from $50.6 million at February 3, 2008, largely due to:
•	an increase in imported wood furniture inventory in preparation for the fall selling season;
•	lower sales than anticipated in the summer and early fall; and
•	an increase in raw materials related to Bradington-Young’s leather upholstery lines.

The decrease in current liabilities is attributed to decreases of $2.4 million in accounts payable.

Cash Flows – Operating, Investing and Financing Activities

During the nine months ended November 2, 2008, cash generated from operations ($743,000) and expenditures of $20.7 million of cash and cash equivalents funded the purchase and retirement of common stock ($14.1 million), payment of cash dividends ($3.4 million), scheduled principal payments on long-term debt ($2.0 million), capital expenditures to maintain and enhance the Company’s business operating systems and facilities ($1.8 million) and additional expenditures in connection with the acquisition of the Opus Designs youth bedroom line ($181,000).

During the nine months ended October 28, 2007, cash generated from operations ($32.7 million), expenditures of $9.9 million of cash and cash equivalents and proceeds from the sale of property, plant and equipment ($2.1 million) funded the purchase and retirement of common stock ($26.8 million), the acquisition of Sam Moore Furniture ($10.6 million), payments of cash dividends ($3.8 million), principal payments on long-term debt ($1.9 million) and capital expenditures to maintain and enhance the Company’s business operating systems and facilities ($1.5 million).

Cash generated from operations during the first nine months of fiscal 2009 decreased to $743,000 compared with $32.7 million generated during the nine-month period ended October 28, 2007.  The decrease was primarily due to a decrease in cash received from customers, higher payments made to suppliers and employees and a decrease in interest income, net partially offset by a decrease in income tax payments.  The decline in cash received from customers is primarily attributed to lower net sales.

Payments to suppliers and employees increased as a result of higher inventory purchases and Sam Moore operating costs.  Inventory levels in early fiscal 2008 were higher than the comparable 2009 levels, consequently purchases during  fiscal 2008 were lower as the Company reduced inventories to more appropriate levels.  Also, payments to suppliers and employees for the 2008 first nine months only included the operating costs of Sam Moore for the six-month period following its acquisition in April 2007.

The Company used $1.9 million of cash for investing activities during the first nine months of fiscal year 2009 compared to $10.0 million during the nine-month period ended October 28, 2007.  The Company invested $1.8 million to purchase property, plant and equipment and made additional payments of $181,000 in connection with its acquisition of Opus Designs during the fiscal 2009 nine-month period.  During the nine-month period ended October 28, 2007, the Company invested $10.6 million (net of cash acquired) for the acquisition of the assets of Sam Moore Furniture and invested $1.5 million to purchase property, plant and equipment, partially offset by $2.1 million of cash proceeds of sales of machinery and equipment related to the closure of the Martinsville, Va. manufacturing facility.

The Company used $19.5 million of cash for financing activities during the first nine months of fiscal 2009 compared to $32.5 million in the nine-month period ended October 28, 2007.  During the first nine months of fiscal year 2009, the Company used $14.1 million to purchase and retire common stock, paid cash dividends of $3.4 million and made scheduled principal repayments of $2.0 million on the Company’s term loan.  During the fiscal year 2008 nine-month period, the Company purchased and retired $26.8 million of common stock, paid cash dividends of $3.8 million and made scheduled principal repayments of $1.9 million on the Company’s term loan.

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

The aggregate fair market value of the Company’s swap agreement decreases when interest rates decline and increases when interest rates rise.  Overall, interest rates have declined since the inception of the Company’s swap agreement.  The aggregate decrease in the fair market value of the effective portion of the agreement of $123,000 ($198,000 pretax) as of November 2, 2008 and $191,000 ($311,000 pretax) as of February 3, 2008 is reflected under the caption “accumulated other comprehensive loss” in the consolidated balance sheets.  See “Note 8 – Other Comprehensive Income” to the consolidated financial statements included in this report.  Approximately $156,000 of the aggregate pre-tax decrease in fair market value of the agreement is expected to be reclassified into interest expense during the next twelve months.

Debt Covenant Compliance

The credit agreement for the Company’s revolving credit facility and outstanding term loan includes, among other requirements, financial covenants as to minimum tangible net worth, debt service coverage, the ratio of funded debt to earnings before interest, taxes, depreciation and amortization, and maximum capital expenditures.  The Company was in compliance with these covenants as of November 2, 2008.  In spite of the current difficult business environment, the Company believes that it will continue to remain in compliance with these covenants for the foreseeable future.

Supplier Commitments

The Company has made advance payments to one of its finished goods suppliers against the Company’s purchase orders placed with that supplier.  The purpose of the advances was to facilitate the supplier’s purchase of raw materials in order to ensure timely delivery of furniture shipments to the Company.  The current balance of the advances is approximately $216,000.  Also, the Company assisted the supplier in obtaining additional bank financing by issuing a standby letter of credit in the amount of $600,000, which expires in July 2009, as security for that financing.  In conjunction with the issuance of the letter of credit, the Company entered into a security agreement with the supplier, which provides the Company with a security interest in certain assets of the supplier and its shareholders.  The Company does not intend to make additional advances to the supplier.  The Company’s maximum exposure under the advances and the standby letter of credit as of November 2, 2008 is approximately $816,000.  The Company believes its financial exposure under this arrangement is adequately secured.

Liquidity and Capital Expenditures

As of November 2, 2008, the Company had an aggregate $13.0 million available under its revolving credit facility to fund working capital needs.  Standby letters of credit in the aggregate amount of $2.0 million, used to collateralize certain insurance arrangements and for imported product purchases, were outstanding under the Company’s revolving credit facility as of November 2, 2008.  There were no other borrowings outstanding under the revolving credit line on November 2, 2008.  Any principal outstanding under the credit line is due March 1, 2011.

The recent disruption and volatility in U. S. and global capital markets have adversely affected the availability and cost of borrowing for many businesses.  Lenders in many cases have reduced or even ceased funding for those businesses.  However, the Company’s lender, has indicated that it will continue to provide funding and honor the terms of the Company’s credit agreement including the Company’s $15 million revolving credit facility.

The Company believes that it has the financial resources (including available cash and cash equivalents, expected cash flow from operations, and committed lines of credit) needed to meet business requirements for the foreseeable future, including capital expenditures, working capital, dividends on the Company’s common stock and repayment of debt, despite the lower operating cash flow resulting from the lower profitability attributable to current economic conditions.  Cash flow from operations is highly dependent on incoming order rates and the Company’s operating performance.  The Company expects to spend $750,000 to $1.5 million in capital expenditures during the remainder of fiscal year 2009 to maintain and enhance its operating systems and facilities.

During the nine months that ended November 2, 2008, the Company reduced long-term debt, including current maturities by $2.0 million, through scheduled debt payments.

Common Stock and Dividends

On October 16, 2008 the Company announced that on or about October 24, 2008, the Company would distribute approximately 1.7 million shares of its common stock to 1,066 current and former employees who participated in the Company's Employee Stock Ownership Plan (ESOP).  The ESOP shares, which had been issued and outstanding but unavailable to trade, became freely tradable upon distribution.  Under the terms of the ESOP, participants were given the option of rolling over or transferring their ESOP account balance to the Company's 401(k) plan; electing to have all or part of the account balance distributed to him or her; or rolling over the balance to an individual retirement account or another employer's retirement plan.  The distribution had no effect on the Company’s third quarter results or financial statements, as all transactions resulting from the ESOP termination have been recorded in previously reported periods.

At its December 9, 2008 meeting, the board of directors of the Company declared a quarterly cash dividend of $0.10 per share, payable on February 27, 2008 to shareholders of record as of February 13, 2008.

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

Forward-Looking Statements

Certain statements made in this report, including certain statements under Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations, are not historical facts, but are forward-looking statements.  These statements reflect the Company’s reasonable judgment and outlook with respect to future events and typically can be identified by the use of forward-looking terminology such as “believes,” “expects,” “projects,” “intends,” “plans,” “may,” “will,” “should,” “would,” “could,” or “anticipates,” or the negative thereof, or other variations thereon, or comparable terminology, or by discussions of strategy.  Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements, including but not limited to:

•
current economic conditions and instability in the financial and credit markets including their potential impact on the Company’s (i) sales and operating costs and access to financing, (ii) customers and suppliers and their ability to obtain financing or generate the cash necessary to conduct their business;

•	general economic or business conditions, both domestically and internationally;

•	price competition in the furniture industry;

•	changes in domestic and international monetary policies and fluctuations in foreign currency exchange rates affecting the price of the Company’s imported products;

•
the cyclical nature of the furniture industry which is particularly sensitive to changes in consumer confidence, the amount of consumers’ income available for discretionary purchases and the availability and terms of consumer credit;

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

•
changes in consumer preferences, including increased demand for lower quality, lower priced furniture due to declines in consumer confidence and/or discretionary income available for furniture purchases and the availability of consumer credit; and

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

The Company’s obligations under its revolving line of credit and term loan bear interest at variable rates.  The outstanding balance under the Company’s term loan, including current maturities, amounted to $5.9 million as of November 2, 2008.  The Company has entered into an interest rate swap agreement that, in effect, fixes the rate of interest on its term loan at 4.1% through 2010 (7.4% when the effect of a previously terminated swap agreement is taken into account when determining interest expense).  The notional principal value of the swap agreement is substantially equal to the outstanding principal balance of the term loan.  A fluctuation in market interest rates of one percentage point (100 basis points) would not have a material impact on the Company’s results of operations or financial condition.  For additional discussion of the Company’s swap agreement see “Swap Agreements” in Management’s Discussion and Analysis in the Company’s annual report on Form 10-K for the year ended February 3, 2008 and in this quarterly report.

For imported products, the Company generally negotiates firm pricing denominated in U.S. Dollars with its foreign suppliers,  typically for periods of six months to one year.  The Company accepts the exposure to exchange rate movements beyond these negotiated periods without using derivative financial instruments to manage this risk.  The majority of the Company’s imports are purchased from China.  The Chinese currency floats within a limited range in relation to the U.S. Dollar, resulting in additional exposure to foreign currency exchange rate fluctuations.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s principal executive officer and principal financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the Company’s fiscal quarter ended November 2, 2008.  Based on this evaluation, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this quarterly report to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure and are effective to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Controls

There have been no changes in the Company’s internal control over financial reporting during the Company’s quarter ended November 2, 2008, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1A.  RISK FACTORS

In addition to the other information set forth in this report, the factors discussed below and under the caption “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for fiscal year 2008 could materially affect the Company’s business, financial condition and results of operations and should be carefully considered.  These risks are not the only risks facing the Company.  Additional risks and uncertainties, including those not currently known to the Company or that the Company currently deems to be immaterial also could materially adversely affect the Company’s business, financial condition and results of operations.  Due to the current economic climate, the Company has disclosed certain additional risk factors as set forth below in light of these unprecedented circumstances.

The current negative worldwide economic conditions could adversely affect the Company’s business, market share and/or operating results by:

•	reducing sales,
•	increasing operating costs,
•	preventing the Company from accurately forecasting demand for its products, and
•	increasing the risk of unrecoverable losses on customers’ accounts receivable.

The furniture industry is subject to cyclical variations in the general economy and to uncertainty regarding future economic prospects.  Home furnishings are generally considered a postponeable purchase by most consumers.  Economic downturns could affect consumer spending habits and as a result decrease the overall demand for home furnishings.  These events could impact furniture retailers, which are the Company’s primary customers, possibly resulting in a decrease in the Company’s sales and earnings.  Changes in interest rates, consumer confidence, new housing starts and existing home sales are particularly significant economic indicators for the Company.

If the current worldwide economic downturn continues, many of the Company’s direct and indirect customers may delay or reduce their purchases of furniture.  In addition, consumers and many of the Company’s customers rely on credit financing in order to purchase its products.  If the negative conditions in the global credit markets reduce consumers’ and the Company’s customers’ access to credit, product orders may decrease, which could result in lower revenue.  Likewise, if the Company’s suppliers face challenges in obtaining credit required to finance their businesses, they may become unable to continue to manufacture, or supply the materials used to manufacture, the Company’s products.  These supply disruptions could reduce the Company’s revenue and increase operating costs, which could adversely affect the Company’s business, results of operations and financial condition.

The current negative worldwide economic conditions and market instability make it increasingly difficult for the Company, and its customers and its suppliers, to accurately forecast future product demand trends, which could cause the Company to obtain or manufacture excess merchandise, which, in turn, would increase our inventory carrying costs and could result in obsolete inventory.  Alternatively, this forecasting difficulty could cause a shortage of products, or materials used in the Company’s products, which could result in an inability to satisfy demand for the Company’s products and a loss of market share.

The Company could suffer significant losses if a number of high volume customers were to fail or become unable to pay for merchandise shipped to them.  A significant increase in uncollectible accounts receivable would have a negative impact on the Company’s financial results.

Failure to accurately forecast market and customer demand for the Company’s products could adversely affect its business and financial results or operating efficiencies.

The furniture industry faces difficulties in accurately forecasting market and customer demand for furniture.  The variety and volume of products the Company sources or manufactures is based significantly on these forecasts.  If the Company’s forecasts exceed actual market demand, or if market demand decreases significantly from the Company’s forecasts, then the Company could experience periods of product oversupply, price decreases and product obsolescence, which could impact the Company’s financial performance.  If the Company’s forecasts do not meet actual market demand, or if market demand increases significantly beyond those forecasts, and the Company is unable to source additional products or add manufacturing capacity in a timely fashion, then the Company may not be able to satisfy customer product needs, which could result in a loss of market share if the Company’s competitors are able to meet customer demands.

Demand for the Company’s furniture depends substantially on the health of the housing market, disposable income, and consumer confidence.  The demand for furniture over time has been volatile and changes in demand have often had a disproportionate effect on inventory levels.  As a result, the furniture industry has experienced periods of excess capacity, which can lead to liquidation of excess inventories and intense price competition.  If intense price competition occurs, the Company may be forced to lower its prices sooner and more than expected, which could result in reduced sales and lower gross margins.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information about common stock purchases by or on behalf of the Company during the quarter ended November 2, 2008:

			Total Number of	Maximum Dollar
	Total	Average	Shares Purchased	Value of Shares
	Number	Price	As Part of Publicly	That May Yet Be
	Of Shares	Paid Per	Announced	Purchased Under
	Purchased	Share	Program	The Program

August 4, 2008 – September 7, 2008	1,403	$16.67	1,403	$0
September 8, 2008 – October 5, 2008
October 6, 2008 – November 2, 2008

Total	1,403	$16.67	1,403	$0

In December 2007, the Company announced that its board of directors had authorized the repurchase up to $10 million of the Company’s common stock.  In April 2008, the Company announced that the board had increased that authorization by an additional $10 million, to $20 million.  The Company completed these repurchases in August 2008.  During the 2009 fiscal year the Company spent a total of $14.1 million, excluding commissions, to repurchase 800,000 shares of Company common stock under these authorizations at an average price of $17.62 per share.

Item 4.  Submission of Matters to a Vote of Security Holders

None

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

HOOKER FURNITURE CORPORATION

Date: December 9, 2008	By:	/s/ R. Gary Armbrister
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