Form 10-Q/A
period 2008-11-02
HOOKER FURNITURE CORP
filed 2009-01-06
CIK 1077688

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

EXPLANATORY NOTE: The sole purpose of this amendment to the Company’s Form 10-Q for the quarterly period ended November 2, 2008 is to correct an error in the certification required under Exchange Act Rule 13a-14(b) (certification of the Company’s principal executive officer and principal financial officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002). As originally filed on December 9, 2008, that certification included an erroneous date regarding the period covered by the Form 10-Q. Except as described above, no other changes have been made to the original Form 10-Q. This amendment does not amend or update any other information set forth in the original Form 10-Q, and the Company has not updated disclosures contained therein to reflect any events that occurred subsequent to the date of the original filing.

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

HOOKER FURNITURE CORPORATION

Date: January 6, 2009	By:	/s/ R. Gary Armbrister
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