Form 10-K
period 2009-02-01
HOOKER FURNITURE CORP
filed 2009-04-17
CIK 1077688

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549
Form 10-K
Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended February 1, 2009

Commission file number 000-25349
HOOKER FURNITURE CORPORATION
(Exact name of registrant as specified in its charter)

Virginia	54-0251350
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

440 East Commonwealth Boulevard, Martinsville, VA  24112
(Address of principal executive offices, Zip Code)

(276) 632-0459
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Name of Each Exchange
Title of Each Class	on Which Registered
Common Stock, no par value	NASDAQ Global Select Market

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
Large accelerated Filer ☐	Accelerated Filer ☒
Non-accelerated Filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes (   ) No (X)

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $147.1 million.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of April 16, 2009:

Common stock, no par value	10,771,912
(Class of common stock)	(Number of shares)

Documents incorporated by reference:  Portions of the registrant’s definitive Proxy Statement for its Annual Meeting of Shareholders scheduled to be held June 9, 2009 are incorporated by reference into Part III.

Hooker Furniture Corporation

TABLE OF CONTENTS

Hooker Furniture Corporation
Part I

ITEM 1.	BUSINESS

General

Incorporated in Virginia in 1924 and celebrating our 85th anniversary in 2009, Hooker Furniture Corporation (“Company”, “we”, “our”) is ranked among the nation’s top 10 largest publicly traded furniture sources, based on 2007 shipments to U.S. retailers, according to Furniture/Today, a leading trade publication.  We are a key resource for residential wood, metal and upholstered furniture.  Our major wood furniture product categories include home entertainment, home office, accent, dining, bedroom and bath furniture under the Hooker Furniture brand, and youth furniture sold under the Opus Designs by Hooker brand.  Our residential upholstered seating companies include Cherryville, N.C.-based Bradington-Young, LLC, a specialist in upscale motion and stationary leather furniture, and Bedford, Va.-based Sam Moore Furniture LLC, a specialist in upscale occasional chairs with an emphasis on cover-to-frame customization.  An extensive selection of designs and formats along with finish and cover options in each of these product categories makes us a comprehensive resource for retailers primarily targeting the upper-medium price range.  Our principal customers are retailers of residential home furnishings who are broadly dispersed throughout North America.  Customers include independent furniture stores, specialty retailers, department stores, catalog merchants, interior designers and national and regional chains.

We market wood and metal furniture under the Hooker Furniture and Opus Designs by Hooker brand names, and upholstered furniture under the Bradington-Young and Sam Moore brand names.  Furniture is designed and marketed as stand-alone products or products within small multi-piece groups or broader collections offering a unifying style, design theme and finish.  Examples of Hooker Furniture collections include Beladora, North Hampton and Kensington.  Products also are marketed by product category, such as The Great Entertainers, SmartWorks Home Office and Opus Designs Youth Furniture by Hooker.  Our wood and metal furniture is typically designed for and marketed in the upper-medium price range.  Under the Bradington-Young upholstery brand, we offer a broad variety of residential leather and fabric upholstered furniture and specialize in leather reclining and motion chairs, sofas, club chairs and executive desk chairs.  Under the Sam Moore upholstery brand, we offer upscale occasional chairs with an emphasis on fabric-to-frame customization in the upper-medium to high-end price niches.  Domestically produced upholstered furniture is targeted at the upper-medium and upper price ranges, while imported upholstered furniture is targeted at the medium and upper-medium price ranges.  Hooker is a full-line resource for retailers, offering furniture collections and products for virtually every room of the home.

Since 2003, we have transformed our company from a predominantly wood furniture manufacturer to a product design, global sourcing, logistics and marketing company for residential wood and upholstered furniture.  Prior to 2003 nearly seventy percent of our net sales were derived from the sale of domestically produced wood furniture; subsequently, sales of our better valued imported wood furniture rapidly overtook, and have now replaced sales of our domestically made furniture.  We systematically closed our domestic wood furniture plants as our product mix increasingly shifted toward imported wood and metal furniture.  In March 2007, we closed our Martinsville, Va. wood furniture production facility, the last of our domestic wood furniture plants, marking our exit from domestic wood furniture manufacturing.  This completed our transformation from a wood furniture manufacturer to a company that both markets high-value wood, metal and upholstered furniture sourced globally and manufactures upholstered furniture.

Our goal to expand our offerings to furniture retailers led to the acquisition of Bradington-Young in January 2003 and Sam Moore Furniture in April 2007.  These acquisitions provided Hooker’s customers with a broad array of upholstered seating options to complement our wood and metal furniture offerings.  Additionally, in December 2007, we acquired certain assets of Opus Designs Furniture a specialist in moderately-priced youth furniture.  The Opus Designs acquisition provides us with expanded product offerings in a previously under-developed niche.

In 2007, we terminated our Employee Stock Ownership Plan (“ESOP”).  The ESOP was discontinued primarily because of the fundamental change in our business model as a rising stock price and our diminishing employee base caused the ESOP to become too costly in this competitive industry.  As a result of the ESOP termination, we believe that we have better positioned our company to compete going forward by bringing future employee benefit costs more in line with the industry, our new operating model and our current workforce.

With our exit from domestic wood furniture manufacturing and the addition of upholstery and expanded bedroom offerings and the termination of the ESOP, Hooker Furniture’s transition to a design, marketing, logistics and global sourcing business model focused on imported wood and metal and domestically produced and imported upholstered home furnishings is complete.

Strategy and Mission

Our mission is to “enrich the lives of the people we touch through innovative home furnishings of exceptional value,” using the following strategy:

•
To offer world-class style, quality and product value as a complete residential wood, metal and upholstered furniture resource through excellence in product design, manufacturing, global sourcing, marketing, logistics, sales, and customer service.

•
To be an industry leader in sales growth and profitability performance, providing an outstanding investment for our shareholders and contributing to the well-being of our employees, customers, suppliers and community neighbors.

•	To nurture the relationship-focused, team-oriented and honor-driven corporate culture that has distinguished our company for 85 years.

Home furnishings account for all of Hooker’s net sales.  The percentages of net sales provided by each of our major product sub-categories for the 52-week fiscal year that ended February 1, 2009, the 53-week fiscal year that ended  February 3, 2008,  the 2007 two-month transition period that ended January 28, 2007, and the 12-month fiscal year ended November 30, 2006 were as follows:

			(2 mos.)
	2009	2008	2007	2006
Wood and metal furniture products	72%	75%	80%	82%
Upholstered furniture products	28%	25%	20%	18%
Total	100%	100%	100%	100%

Product Design, Product Collections and Styles

Our product lines cover most major style categories, including European and American traditional, transitional, urban, country, casual and cottage designs.  We offer furniture in a variety of materials, such as various types of wood, metal, leather and fabric, as well as veneer and rattan, often accented with marble, stone, slate, ceramic, glass, brass and/or hand-painted finishes.  Products are designed to be attractive to consumers both as individual furniture pieces and as pieces within whole-home collections.  We believe our wide variety of product categories, styles and finishes enables us to anticipate and respond quickly to changing consumer preferences.  Hooker offers retailers a comprehensive furniture resource principally in the upper-medium price range and additional products within both the upscale and medium price ranges.  Based on sales and market acceptance, we believe our products represent good value, and the style and quality of our furniture compares favorably with more premium-priced products.

The product life cycle for furniture continues to shorten as consumers demand innovative new features, functionality, style, finishes and fabrics that will enhance their lifestyle while providing value and durability.  We believe our distinctive product design, development and market-launch process provides us with a competitive advantage.  Hooker designs and develops new styles in each of our product categories semi-annually to replace discontinued products and collections, and in some cases, to enter new product categories.  Our collaborative product design process begins with the marketing team identifying customer needs and trends and conceptualizing product ideas and features.  A variety of sketches are produced, usually by independent designers, from which prototype furniture pieces are built.  We invite some of our independent sales representatives and a representative group of dealers to view and critique the prototypes.  Based on this input, we may modify the designs and then prepare samples for full-scale production.  We generally introduce new product styles at the International Home Furnishings Market (“the Market”) held each fall and spring in High Point, North Carolina, and support new product launches with promotions, public relations, product brochures, websites and point-of-purchase consumer materials.

The flexibility of our global sourcing business model gives us the ability to offer a wide range of styles, materials and price points to a variety of retailers serving a range of consumer markets.  The flexibility to target production of various styles to the most efficient and best suppliers in the world enabled us to broaden our product line without abandoning our core strengths in fiscal 2009.  At the fall 2008 Market, we successfully expanded both upward and downward in price points as we gained strong retail placements on a comprehensive new product collection at higher than average price points in European traditional styling and also successfully introduced a new bedroom collection with more transitional styling at lower than average price points.  We will draw upon this sourcing flexibility again this spring when launching our Envision brand, targeting a less affluent, younger consumer aged 25 to 44, with a smaller-scaled, casual lifestyle look.  We expect the Envision collection will expand Hooker’s market beyond our core product line, which is more traditionally styled in upper-medium price points, with a strong base of purchasers aged 40 and up with household incomes above $75,000.

Hooker continues to strive for innovation in the Home Office and Entertainment categories where we believe we are perceived as an industry leader.

Consumers are replacing large armoires that were a mainstay of our entertainment business in the 1990s with smaller scale consoles for flat panel televisions (“TV” or “TVs”).  Our approach to this category is to offer presentation formats for TV sizes from 32” up to 73” in a variety of sizes and styles.  One merchandising concept that continues to grow is the stacking of three consoles that take 32” to 42” TVs, 50” to 55” TVs and 60” and up TVs.  This gives the consumer selection, and helps the retailer maximize sales per square foot.  Hooker makes the stacked console concept available in several styles from contemporary to traditional.  Other entertainment formats we offer include consoles with hutches in which a TV can be mounted on the back panel with room for speakers, and electric lift consoles that hide the TV within the case, with remote control activation to raise the TV to the surface of the console for viewing.

In the Home Theater and Wall Unit category, large units for 10- and 12- foot ceilings continue to sell well at the upper end of our price spectrum.  They can accommodate up to 73” TV’s, and we offer several styles that fit into the large atrium family rooms in suburban homes.  We also offer smaller wall units that work well in smaller homes and urban condominiums.  This business is trending to a more transitional/contemporary styling.

In Home Office, Hooker continues to develop large scale home office furniture for our executive office category with two highly successful introductions this past year.  We are also increasing our focus on smaller office solutions for younger consumers.  We introduced several new formats in smaller office this past year that include a desk/hutch with TV storage in the hutch, and a new “SmartWorks Home Center” that is taller at a 36” working height.  This unit is designed for entrance halls, family rooms, and kitchens – areas of the home where the family gathers - and can be used as a central point to keep in touch.  It is loaded with power bars that also include USB ports to charge cameras, phones, and i-Phones.  Modular home office is also an area of growth that allows consumers to customize their office format for large or small spaces.

Bradington-Young continues to expand its distribution channels with global sourcing of leather seating in more moderate price points than the upper-end niche occupied by its domestically produced seating.  In fiscal 2009, Bradington-Young broadened its product line to include more transitional styling and leather colors along with its core business in traditional styling.  Bradington-Young will seek to be more fashion-forward in its future introductions by including a number of leathers, fabrics and silhouettes in cleaner, more transitional to contemporary styling.  While fiscal 2009 was a difficult year for Bradington-Young’s domestic product offerings, its sectional Seating by Design Program and Designer Direct Program, both introduced in recent Markets, were bright spots in an otherwise challenging year.

Sam Moore’s product offerings fill several niches in the occasional chair category, offering exposed wood as well as fully upholstered seating.  Sam Moore’s occasional seating covers multiple styles that include upholstered swivel rockers, club chairs, wings, chaises, benches, ottomans, office chairs, settees, dining chairs and barstools in 18th Century, French, traditional, transitional, and contemporary styles.  Most chair styles are available in a choice of either fabric or leather.

Sam Moore has a modern finishing facility that offers a choice of 26 different finishes for any exposed wood chair selection.  Over one-half of the styles shipped are custom ordered with the customer’s choice of leather, fabric and finish.  Along with the choice of fabrics, leathers and finishes, customers can choose from different colors and sizes of nail trim, bullion, fringe or contrasting pillows.  Since most orders are custom made, Sam Moore customers may provide their own fabric (customer’s own material “COM”) to be applied to a chair.  In fact, COM is the most popular fabric application choice of customers.

Sam Moore imports thirteen seating styles from the Far East (principally China) in leather for immediate shipment in a single color selection.  In addition, Sam Moore has brought its customization expertise to our line of imported decorative dining and occasional seating.  Presently, Hooker offers over three dozen decorative seating products, each in a single fabric and finish.  Sam Moore has customized and expanded this line by offering the best selling Hooker frames in its wide range of fabrics and leathers, as well as its multiple finishes.  At the April 2008 High Point Market, Sam Moore entered a new product category of upholstered headboards.  The headboards are available in all of the Sam Moore fabrics, and customers can apply options such as tufting, channeling, shirring and nail trim.  The company expanded its offering of reclining chairs at the October 2008 High Point Market by focusing on upscale designs, leveraging its strengths of multiple finishes, fabric and leather options.  Sam Moore intends to continue to expand the reclining chair category in the future as we believe there is a void in the reclining chair marketplace for upscale, stylish recliners.

It is Sam Moore’s goal to live up to its reputation as “America’s Premier Chair Specialist” by offering a quality product from a complete selection of chairs in fresh leathers and fabrics with exceptional wood finishes.

December 2008 marked the one year anniversary of Hooker’s acquisition of Opus Designs, a specialist in moderately priced youth furniture.  During the year, the sales, marketing, merchandising and operations of Opus Designs were successfully integrated into our company, and the line positioned itself for growth by gaining floor placements with approximately 600 new retail customers.  Despite a double-digit sales downturn in the furniture industry, sales of Opus Designs products increased in the low single digits during fiscal 2009.  Opus Designs by Hooker is poised to introduce five new groups at the spring 2009 High Point Market to expand its appeal.  Focusing on upscale finishes, cleaner lines, superior quality and more transitional styling, the groups will reflect the changing tastes of the youth furniture consumer.

Sourcing

Hooker Furniture has the capability, resources, longstanding business relationships and experience to efficiently and cost effectively source our wood, metal and upholstered furniture.

Imported Products

We have sourced products from foreign manufacturers since 1988.  We have imported finished furniture in a variety of styles, materials and product lines.  We believe the best way to leverage our financial strength and differentiate our import business from the industry is through innovative and collaborative design, outstanding products, great value, consistent quality, easy ordering, and world-class global logistics and distribution systems.  Imported wood, metal and upholstered furniture accounted for approximately 77% of net sales in fiscal 2009, 76% of net sales in fiscal 2008 and the 2007 two-month transition period and 73% of net sales in fiscal 2006.

Hooker imports products primarily from China, the Philippines, Indonesia, Vietnam, Thailand and Honduras through direct relationships with factories and with agents representing other factories.  Because of the large number and diverse nature of the foreign factories from which we source our imported products, we have significant flexibility in the placement of products in any particular factory or country.  Factories located in China are our primary resource for imported furniture.  In fiscal 2009, imported products sourced from China accounted for approximately 90% of import purchases; and the factory in China from which we directly source the most product accounted for approximately 46% of our worldwide purchases of imported product.  A sudden disruption in our supply chain from this factory, or from China in general, could significantly compromise our ability to fill customer orders for products manufactured at that factory or in that country.  If such a disruption were to occur, we believe that we would have sufficient inventory to adequately meet demand for approximately four months.  Also, with the broad spectrum of product we offer, we believe that, in some cases, buyers could be offered similar product available from alternative sources.  We believe that we could, most likely at higher cost, source most of the products currently sourced in China from factories in other countries and could produce certain upholstered products domestically at our own factories.  However, supply disruptions and delays on selected items could occur for up to six months.  If we were to be unsuccessful in obtaining those products from other sources or at a comparable cost, then a sudden disruption in our supply chain from our largest import furniture supplier, or from China in general, could have a short-term material adverse effect on our results of operations.  Given the capacity available in China and other low-cost producing countries, we believe the risks from these potential supply disruptions are manageable.

Our imported furniture business is subject to the usual risks inherent in importing products manufactured abroad, including, but not limited to, supply disruptions and delays, currency exchange rate fluctuations, economic and political developments and instability, as well as the laws, policies, and actions of foreign governments and the United States affecting trade, including tariffs.

For imported products, Hooker generally negotiates firm pricing with its foreign suppliers in U.S. Dollars, typically for a term of at least one year.  We accept the exposure to exchange rate movements beyond these negotiated periods.  We do not use derivative financial instruments to manage this risk.  Since we transact our imported product purchases in U.S. Dollars, a relative decline in the value of the U.S. Dollar could increase the price we pay for imported products beyond the negotiated periods.  We generally expect to reflect substantially all of the effects of any price increases from suppliers in the prices we charge for imported products.  These price changes could adversely impact sales volume and profit margin during affected periods.  Conversely, a relative increase in the value of the U.S. Dollar could decrease the cost of imported products and favorably impact net sales and profit margins during affected periods.  See also “Item 7A.  Quantitative and Qualitative Disclosures about Market Risk.”

Manufacturing and Raw Materials

At February 1, 2009, Hooker Furniture operated approximately 639,000 square feet of manufacturing and supply plant capacity in North Carolina and Virginia for its domestic upholstered furniture production.  We consider the machinery and equipment at these locations generally to be modern and well-maintained.

We believe that there is a viable future for domestically produced upholstery, which, as an industry, has been less affected by import competition over the last five years than wood furniture production.  Domestic seating companies with strong positions in the upper-medium to high-end price point have been the domestic furniture manufacturers least impacted by lower cost imports.  In addition, domestic upholstery manufacturers have two key competitive advantages compared to imported upholstery manufacturers:

•	offering customized cover-to-frame and fabric-to-frame combinations to the upscale consumer and interior design trade; and,
•	offering quick four- to six-week product delivery of custom products.

Due to these competitive advantages, we remain committed to maintaining domestic production of upholstered furniture.

Bradington-Young’s strategy for its two upholstered furniture production facilities and two upholstered furniture supply plants is to be a comprehensive leather resource for retailers positioned in the upper and upper-medium price ranges.  Bradington-Young offers a broad selection of approximately 230 leather covers for domestically produced upholstered furniture.  The motion category comprises approximately 55% of Bradington-Young’s domestic production.  The upholstery manufacturing process begins with the cutting of leather or fabric and the cutting and precision machining of frames.  Precision frames are important for motion furniture to operate properly and to provide durable service over the life of the products.  Finally, the cut leather or fabric upholstery, frames, foam and other materials are assembled to build reclining chairs, executive seating, stationary seating and multiple-seat reclining furniture.

Sam Moore’s strategy for its upholstery production facility is to be a complete source of fashionable upholstered chairs for all rooms of the home and other upholstered accent pieces, such as decorative upholstered headboards.  Sam Moore offers a diverse range of approximately 200 different styles of upholstered products in over 550 fabric choices and over 100 leather choices.  Sam Moore produces 95% of its products domestically at its single, large manufacturing facility in Bedford, Va.

Significant materials used in manufacturing upholstered furniture products include leather or fabric, foam, wooden frames and metal mechanisms.  Most of the leather is imported from Italy, South America and China.  Leather is purchased as full hides, which Bradington-Young and Sam Moore then cut and sew, and as pre-cut and sewn hides processed by the vendor to pattern specifications.

Costs for leather and leather products from Asia increased significantly during fiscal 2009 due to higher labor and freight costs, changes in foreign tax incentives and increased costs for premium leather hides sourced from Europe.  The costs for these products have also been affected by the weaker U.S. Dollar.  As a result, Bradington-Young dealer prices were increased at the fall Market.  This increase could affect demand, although we believe the impact will be less significant for Bradington-Young, with its upper-medium price position, compared to the more promotional end of the leather market.  Late in the year, this upward price pressure lessened as the U.S. Dollar became stronger and there was an excess supply of leather due to stress in the auto and furniture industries.

We believe that our sources for raw materials are adequate and that we are not dependent on any one supplier.  Hooker’s five largest suppliers accounted for approximately 31% of our raw materials supply purchases for domestic upholstered furniture manufacturing operations in fiscal 2009. No single supplier accounted for more than 10 % of our raw material purchases.

Distribution

Hooker utilizes 105,000 square feet of showroom space in High Point, N.C. to introduce new products and collections and increase sales of existing products during the industry’s spring and fall Markets.  We also utilize this showroom throughout the year to host meetings with dealers and sales representatives in the product design development process.  We also work directly with several large customers to develop proprietary products exclusively for those customers.

We sell our furniture through over 90 independent sales representatives to retailers of residential home furnishings, who are broadly dispersed throughout North America, including:

•
independent furniture retailers such as Furnitureland South of Jamestown/High Point, N.C., Louis Shanks of Texas, Baer’s Furniture of South Florida, and Berkshire Hathaway-owned companies Star Furniture, Jordan’s Furniture, Nebraska Furniture Mart and R.C. Willey;

•	department stores such as Macy’s and Dillard’s;

•	regional chain stores such as Raymour & Flanigan, Robb & Stucky and Haverty’s;

•	national chain stores such as Z Gallerie and Crate & Barrel; and

•	catalog merchandisers such as Frontgate and the Horchow Collection, a unit of Neiman Marcus.

Hooker sold to more than 4600 customers during fiscal 2009.  No single customer accounted for more than 3% of our net sales in 2009.  No significant part of our business is dependent upon a single customer, the loss of which would have a material effect on our business. However, the loss of several of our major customers could have a material impact on our business.  In addition to our broad domestic customer base, approximately 4% of our net sales in 2009 were to international customers.

We believe this broad network of retailers and independent sales representatives reduces our exposure to regional recessions and allows us to capitalize on emerging trends in channels of distribution.

Hooker offers tailored merchandising programs, such as our SmartLiving ShowPlace in-store galleries, Seven Seas Treasures boutiques and Home Entertainment and SmartWorks Home Office galleries, to address each channel of distribution.  These galleries are currently dedicated principally to furniture groups and whole-home collections under the Hooker and Bradington-Young brands, with plans to increase the number of galleries that carry our Sam Moore and Opus Designs by Hooker brands.  These galleries typically comprise 3,500 to 8,000 square feet of retail space.  The mission of the SmartLiving program is to develop progressive partnerships with retailers by providing a merchandising and marketing plan to drive increased sales and profitability and positively influence consumers’ purchase decisions, satisfaction and loyalty through an enhanced shopping experience.

Currently, we have about 50 SmartLiving Showplace Galleries established throughout the country.  There are 367 dealers who dedicate space in their stores to display our Seven Seas Treasures line of imported upscale and casual dining room furniture, metal beds, occasional tables and functional accents, including hand-painted furniture, carved writing desks, tables and chests.  In the home entertainment and home office categories, in which we are recognized as an industry leader, we have well-developed product specialty gallery programs supported by semi-annual national sales promotions, a special website dealer locator and point-of-purchase collateral materials.  Over 300 dealers have Home Entertainment by Hooker galleries and more than  220 dealers have SmartWorks Home Office galleries in their retail stores  There are more than 130 Opus Designs by Hooker Furniture youth furniture galleries around the country.  In addition, over 1,500 retailers offer Bradington-Young leather upholstery products and over 1,500 retailers offer Sam Moore Furniture occasional seating products.

In fiscal 2008, we expanded our distribution channels by hiring a senior executive charged with developing a private label and limited distribution programs targeting large national retailers.  This program has increased sales to large national accounts.

Warehousing, Inventory and Supply Chain Management

During fiscal year 2009, we continued to refine our supply chain and sourcing operations via systems enhancements and personnel additions in both the U.S. and China.  Investments made in a new Global Purchasing System and a web-based Global Sourcing Management System, coupled with planned upgrades to current demand and inventory planning platforms, have helped improve order fulfillment rates.

We distribute furniture to retailers from our distribution centers and warehouses in Virginia, North Carolina and California, as well as directly from Asia and Latin America via our Container Direct Program.  In 2004, we entered into a warehousing and distribution arrangement in China with our largest supplier of imported products.  In 2008, we entered into similar arrangements with two more suppliers.  The warehouse and distribution facilities are owned by the supplier and operated by that supplier and a third party utilizing a global warehouse management system that updates daily our central inventory management and order processing systems.  Under the Container Direct Program, we offer directly to retailers in the U.S. a focused mix of over 1,100 of our best selling items sourced from these three suppliers.  By doing so, we achieved an approximately 80% in-stock percentage at these facilities during fiscal 2009.  The program features an internet-based product ordering system and a delivery notification system that is easy to use and available to our pre-registered dealers.  In addition, we also ship containers directly from a variety of other suppliers in Asia and Honduras.  We are committed to exploring ways to continually improve our distinctive, value-added Container Direct Program through additional warehouses at key vendors, product consolidation and routing strategies aimed at shortening delivery times and providing significant cost savings for retailers.

In January 2008, we opened a West Coast distribution center in Carson, California.  The 80,000-square-foot warehouse, which became fully operational in February 2008, stocks many of our best-selling products for quick shipment to customers in California, Arizona, New Mexico, Nevada, Oregon, Colorado, Idaho, Montana, Wyoming, Utah and Washington.  While delivery times and costs will vary from customer to customer, we expect that, on average, we can remove approximately ten days of delivery time and reduce inland freight costs by 6-10% for the products processed through this facility.

Seven Seas Seating, Bradington-Young’s line of imported upholstered furniture, has experienced rapid growth since its introduction in the 2003 fourth quarter.  However, Seven Seas Seating experienced a decline in net sales in fiscal 2009, decreasing by $1.3 million, or 9.2% to $12.9 million compared to $14.2 million in fiscal 2008.  Unlike domestic upholstered production, Seven Seas Seating products are purchased based on a forecast of product demand and shipped out of inventory from 109,000 square feet of leased warehouse space in Cherryville, N.C.  Seven Seas Seating may also be purchased under the Container Direct Program, and a container order can include any of the product produced at a given supply plant.

Sam Moore imports and warehouses thirteen styles of leather club and desk chairs for immediate order fulfillment.  Ten styles come from two factories in China.  Three styles come from one factory in the Philippines.  For inventory, Supply Chain personnel order mixed containers from each country based on rate of sale.  Orders are shipped from Sam Moore's facility in Bedford, Va.  All styles can be ordered and shipped in container quantities to any Sam Moore account.  Sam Moore also imports one style chair from a third factory in China which is direct shipped in container quantity to a single Sam Moore account.

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

Hooker Furniture schedules purchases of imported furniture and production of domestically manufactured upholstered furniture based upon actual and anticipated orders and product acceptance at the spring and fall Markets.  We strive to provide imported and domestically produced furniture on-demand for our dealers.  During fiscal year 2009, we shipped 73% of all wood and metal furniture orders and 59% of all upholstery orders within 30 days of order receipt.  It is our policy and industry practice to allow order cancellation for wood and metal furniture up to the time of shipment; therefore, customer orders for wood and metal furniture are not firm.  However, domestically produced upholstered product orders are predominantly custom-built and shipped within six weeks after the order is received and consequently, cannot be cancelled once the leather or fabric is cut.

Our backlog of unshipped orders for all of our products amounted to $19 million or approximately 4 weeks of sales as of February 1, 2009.  For the last three years, over 95% of all orders booked were ultimately shipped.  Management considers orders and backlogs to be one helpful indicator of sales for the upcoming 30-day period, but because of our quick delivery and our cancellation policy, management does not consider order backlogs to be a reliable indicator of expected long-term business.

Competition

The furniture industry is highly competitive and includes a large number of foreign and domestic manufacturers and importers, none of which dominates the market.  While the markets in which Hooker competes include a large number of relatively small and medium-sized manufacturers, certain competitors have substantially greater sales volumes and financial resources than we do.  U.S. imports of furniture produced overseas, such as from China, have stabilized in recent years, and some overseas companies have increased both their presence through wholesale distributors based in the United States and their shipments directly to U.S. retailers during that period.

The primary competitive factors for home furnishings in our price points include price, style, availability, service, quality and durability.  We believe that our design capabilities, ability to import and/or manufacture upholstered furniture, product value, longstanding customer and supplier relationships, significant distribution and inventory capabilities, ease of ordering, financial strength, experienced management and customer support are significant competitive advantages.

In November 2004 and January 2005, the U.S. Department of Commerce found that certain Chinese furniture manufacturers were dumping bedroom products into the U.S. market and imposed tariffs on Chinese companies for wood bedroom products exported to the U.S.  The tariff rates were approved in a subsequent action by the International Trade Commission, based on measured damage to the U.S. furniture manufacturing industry caused by illegal dumping.  Tariffs on imported bedroom furniture have not and are not expected to have a material adverse effect on our results of operations.

Employees

As of February 1, 2009, Hooker Furniture had approximately 814 permanent employees.  None of our employees are represented by a labor union.  We consider our relations with our employees to be good.

Patents and Trademarks

The Hooker Furniture, Bradington-Young, Sam Moore and Opus Designs by Hooker Furniture trade names represent many years of continued business.  We believe these trade names are well-recognized and associated with quality and service in the furniture industry.  We also own a number of patents and trademarks, none of which is considered to be material.

Hooker, the “H” logo, Bradington-Young, the “B-Y” logo, Sam Moore, Sam Moore Furniture Industries, Sam Moore Furniture, LLC, America’s Premier Chair Specialist, Opus Designs by Hooker Furniture, Forever Young, Envision Lifestyle Collections by Hooker Furniture, Albany Park, Beladora, Belle Vista, Casablanca, North Hampton, Summerglen, Vineyard, Chatham, Brookhaven, Belle Grove, Villa Grande, Villa Florence, Fairview, Mirabel,  Danforth, Small Office Solutions, Preston Ridge, Sectional Sofas by Design, Seven Seas, Seven Seas Seating, SmartLiving ShowPlace, SmartWorks Home Office, SmartWorks Home Center, The Great Entertainers,  Wexford Square and Waverly Place are registered  trademarks of Hooker Furniture Corporation.

Governmental Regulations

Our company is subject to federal, state, and local laws and regulations in the areas of safety, health, environmental pollution controls and importing.  Compliance with these laws and regulations has not in the past had any material effect on our earnings, capital expenditures, or competitive position; however, the effect of compliance in the future cannot be predicted.  We believe that we are in material compliance with applicable federal, state and local safety, health, environmental and importing regulations.

Additional Information

You may visit us online at www.hookerfurniture.com, www.bradington-young.com, www.sammoore.com and www.opusdesigns.net.  Hooker makes available, free of charge through our website, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and other documents as soon as practical after filing or furnishing the material to the Securities and Exchange Commission.  A free copy of our Form 10-K may also be obtained by contacting Robert W. Sherwood, Vice President - Credit, Secretary and Treasurer at our corporate offices.

Forward-Looking Statements

Certain statements made in this report, including under “Item 1 - Business” and “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations,” are not based on historical facts, but are forward-looking statements.  These statements reflect our reasonable judgment with respect to future events and typically can be identified by the use of forward-looking terminology such as “believes,” “expects,” “projects,” “intends,” “plans,” “may,” “will,” “should,” “would,” “could”  or “anticipates,” or the negative thereof, or other variations thereon, or comparable terminology, or by discussions of strategy.  Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements.  Those risks and uncertainties include but are not limited to:

•
current economic conditions and instability in the financial and credit markets including their potential impact on our (i) sales and operating costs and access to financing, (ii) customers and suppliers and their ability to obtain financing or generate the cash necessary to conduct their business;

•	general economic or business conditions, both domestically and internationally;

•	price competition in the furniture industry;

•	changes in domestic and international monetary policies and fluctuations in foreign currency exchange rates affecting the price of our imported products and raw materials;

•
the cyclical nature of the furniture industry, which is particularly sensitive to changes in consumer confidence, the amount of consumers’ income available for discretionary purchases, and the availability and terms of consumer credit;

•	risks associated with the cost of imported goods, including fluctuation in the prices of purchased finished goods and transportation and warehousing costs;

•	supply, transportation and distribution disruptions, particularly those affecting imported products;

•	adverse political acts or developments in, or affecting, the international markets from which we import products, including duties or tariffs imposed on those products;

•
risks associated with domestic manufacturing operations, including fluctuations in capacity utilization and the prices of key raw materials, transportation and warehousing costs, domestic labor costs and environmental compliance and remediation costs;

•	our ability to successfully implement our business plan to increase sales and improve financial performance;

•	achieving and managing growth and change, and the risks associated with acquisitions, restructurings, strategic alliances and international operations;

•	risks associated with distribution through retailers, such as non-binding dealership arrangements;

•	capital requirements and costs;

•	competition from non-traditional outlets, such as catalogs, internet and home improvement centers;

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

Any forward looking statement that we  make speaks only as of the date of that statement, and we undertake no obligation to update any forward-looking statements whether as a result of new information, future events, or otherwise.

ITEM 1A.	RISK FACTORS

Our business is subject to a variety of risks.  The risk factors detailed below should be considered in conjunction with the other information contained in this annual report on Form 10-K.  If any of these risks actually materialize, our business, financial condition and future prospects could be negatively impacted.  These risks are not the only ones we face.  There may be additional risks that are presently unknown to us or that we currently believe to be immaterial that could affect our business.

We may lose market share due to competition, which would decrease future sales and earnings.

The furniture industry is very competitive and fragmented.  Hooker competes with many domestic and foreign manufacturers.  Some competitors have greater financial resources than we have and often offer extensively advertised, well-recognized, branded products.  Competition from foreign producers has increased dramatically in the past few years.  We may not be able to meet price competition or otherwise respond to competitive pressures, including increases in supplier and production costs.  Also, due to the large number of competitors and their wide range of product offerings, we may not be able to continue to differentiate our products (through styling, finish and other construction techniques) from those of our competitors.  In addition, large retail furniture dealers have the ability and could at any time begin to obtain offshore sourcing on their own.  As a result, we are continually subject to the risk of losing market share, which may lower sales and earnings.

An economic downturn could result in a decrease in sales and earnings.

The furniture industry is subject to cyclical variations in the general economy and to uncertainty regarding future economic prospects.  Home furnishings are generally considered a postponeable purchase by most consumers.  Economic downturns could affect consumer spending habits by decreasing the overall demand for home furnishings.  These events could also impact retailers, Hooker’s primary customers, possibly resulting in a decrease in our sales and earnings.  Changes in interest rates, consumer confidence, new housing starts, existing home sales, and geopolitical factors are particularly significant economic indicators for our Company.

Failure to anticipate or timely respond to changes in fashion and consumer tastes could adversely impact our business and decrease sales and earnings.

Furniture is a styled product and is subject to rapidly changing fashion trends and consumer tastes.  If we fail to anticipate or promptly respond to these changes we may lose market share or be faced with the decision of whether to sell excess inventory at reduced prices.  This could result in lower sales and earnings.

A loss of several large customers through business consolidations, failures or other reasons could result in a decrease in future sales and earnings.

The loss of several of our major customers through business consolidations, failures or otherwise, could materially adversely affect our sales and earnings.  Lost sales may be difficult to replace.  Amounts owed to Hooker by a customer whose business fails may become uncollectible.

Our ability to grow sales and earnings depends on the successful execution of our business strategies.

Since 2003, we have transitioned from manufacturing most of our products to sourcing most of them from offshore suppliers.  As a result, we are now primarily a design, sourcing, marketing and logistics company with domestic upholstery manufacturing capabilities.  Our ability to maintain and grow sales and earnings depends on the continued correct selection and successful execution and refinement of our overall business strategies and business systems for designing, marketing, sourcing, distributing and servicing our products.  We must also make good decisions about product mix and inventory availability targets.  Since we have exited domestic manufacturing of wood furniture and are now completely dependent on offshore suppliers for wood and metal furniture products, we must continue to enhance relationships and business systems that allow us to continue to work more efficiently and effectively with our global sourcing suppliers.  Hooker also must continue to evaluate the appropriate mix between domestic manufacturing and foreign sourcing for upholstered products.  All of these factors affect our ability to grow sales and earnings.

We depend on suppliers in China for a very high proportion of our imported furniture products, and a disruption in supply from China or from our most significant Chinese supplier could undermine our ability to timely fill customer orders for these products and our sourcing costs.

In fiscal 2009, imported products sourced from China accounted for approximately 90% of our import purchases and the factory in China from which we directly source the largest portion of our import products accounted for approximately 46% of our worldwide purchases of imported products.  A sudden disruption in our supply chain from this factory, or from China in general, could significantly impact our ability to fill customer orders for products manufactured at that factory or in that country.  If such a disruption were to occur, we believe that we would have sufficient inventory to adequately meet demand for approximately four months.  We believe that we could, most likely at higher cost, source most of the products currently sourced in China from factories in other countries and could produce certain upholstered products domestically at our own factories.  However, supply disruptions and delays on selected items could occur for up to six months before remedial measures could be implemented.  If we were to be unsuccessful in obtaining those products from other sources or at comparable cost, then a sudden disruption in our supply chain from our largest import furniture supplier, or from China in general, could have a short-term material adverse effect on our results of operations.

Changes in the value of the U.S. Dollar compared to the currencies for the countries from which we obtain our products could adversely affect net sales and profit margins.

For imported products, we generally negotiate firm pricing with our foreign suppliers in U.S. Dollars for periods typically of at least one year.  We accept the exposure to exchange rate movements beyond these negotiated periods. We do not use derivative financial instruments to manage this risk.  Since we transact our imported product purchases in U.S. Dollars, a relative decline in the value of the U.S. Dollar could increase the price we must pay for imported products beyond the negotiated periods.  These price changes could adversely impact net sales and profit margins during affected periods.

Our dependence on offshore suppliers could, over time, adversely affect our ability to service customers, which could lower future sales and earnings.

In March 2007, we exited domestic wood furniture manufacturing.  We now rely exclusively on offshore suppliers for our wood and metal furniture products.  Our offshore suppliers may not provide goods that meet our quality, design or other specifications in a timely manner and at a competitive price.  If our suppliers do not meet our specifications, we may need to find alternative vendors, potentially at a higher cost, or may be forced to discontinue products.  Also, delivery of goods from offshore vendors may be delayed for reasons not typically encountered for domestically manufactured wood and metal furniture, such as shipment delays caused by customs or labor issues.  Our failure to fill customer orders during an extended business interruption by a major offshore supplier could negatively impact existing customer relationships resulting in decreased sales and earnings.

We rely on offshore sourcing for all of our wood and metal products, and for some of our upholstered products. We are subject to changes in local government regulations, which could result in a decrease in earnings.

Changes in political, economic, and social conditions, as well as laws and regulations in the foreign countries where we source our products could have an adverse impact on our performance.  These changes could make it more difficult to provide products and service to customers.  International trade policies of the United States and the countries from which we source finished products could adversely affect us.  Imposition of trade sanctions relating to imports, taxes, import duties and other charges on imports could increase our costs and decrease our earnings.  For example in 2004, the U.S. Department of Commerce imposed tariffs on wooden bedroom furniture coming into the United States from China.  In this case, none of the rates imposed were of sufficient magnitude to alter our import strategy in any meaningful way; however, these tariffs are subject to review and could be increased in the future.

We may engage in acquisitions and investments in companies, which could disrupt our business, dilute our earnings per share and decrease the value of our common stock.

We may acquire or invest in businesses that offer complementary products and that we believe offer competitive advantages.  However, we may fail to identify significant liabilities or risks that negatively affect us or result in our paying more for the acquired company or assets than they are worth.  We may also have difficulty assimilating the operations and personnel of an acquired business into our current operations.  Acquisitions may disrupt or distract management from our ongoing business.  We may pay for future acquisitions using cash, stock, the assumption of debt, or a combination of these.  Future acquisitions could result in dilution to existing shareholders and to earnings per share.

If demand for our domestically manufactured upholstered furniture declines and we respond by realigning manufacturing, our near-term earnings could decrease.

Since March 2007, our domestic manufacturing operations consist solely of upholstered furniture.  A decline in demand for our domestically produced upholstered furniture could result in the realignment of domestic manufacturing operations and capabilities and the implementation of cost savings programs.  These programs could include the consolidation and integration of facilities, functions, systems and procedures.  We may decide to source certain products from offshore suppliers, instead of continuing to manufacture them domestically.  These realignments and cost savings programs typically involve initial upfront costs and could result in decreases in our near-term earnings before the expected cost reductions from realignment are realized.  We may not always accomplish these actions as quickly as anticipated and may not fully achieve the expected cost reductions.

Fluctuations in the price, availability and quality of raw materials for our domestically manufactured upholstered furniture could cause manufacturing delays, adversely affect our ability to provide goods to our customers and increase costs, any of which could decrease our sales and earnings.

We use various types of wood, leather, fabric, foam and other filling material, high carbon spring steel, bar and wire stock and other raw materials in manufacturing upholstered furniture.  We depend on outside suppliers for raw materials and must obtain sufficient quantities of quality raw materials from these suppliers at acceptable prices and in a timely manner.  We do not have long-term supply contracts with our suppliers.  Unfavorable fluctuations in the price, quality and availability of required raw materials could negatively affect our ability to meet the demands of our customers.  The inability to meet customers’ demands could result in the loss of future sales.  We may not always be able to pass along price increases in raw materials to our customers due to competition and market pressures.

We may experience impairment of our long-lived assets, which would decrease earnings and net worth.

Accounting rules require that long-lived assets be tested for impairment at least annually.  We have substantial long-lived assets, consisting primarily of property, plant and equipment, trademarks and trade names, which based upon the outcome of the annual test, could result in the write-down of all or a portion of these assets.  A write-down of our assets would, in turn, reduce our earnings and net worth.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Set forth below is information with respect to our principal properties.  We believe all of these properties are well-maintained and in good condition.  We believe our manufacturing facilities are efficiently utilized.   During fiscal 2009, we estimate our upholstery plants operated at approximately 50% of capacity on a one-shift basis.  All our production facilities are equipped with automatic sprinkler systems, except for the Woodleaf, N.C. facility.  All facilities maintain modern fire and spark detection systems, which we believe are adequate.  We have leased certain warehouse facilities for our distribution and imports operation on a short and medium-term basis.  We expect that we will be able to renew or extend these leases or find alternative facilities to meet our warehousing and distribution needs at a reasonable cost.  All facilities set forth below are active and operational and represent approximately 2.2 million square feet of owned or leased space.

Location	Primary Use	Approximate Size in Square Feet	Owned or Leased
Martinsville, Va.	Corporate Headquarters	43,000	Owned
Martinsville, Va.	Distribution and Imports	580,000	Owned
Martinsville, Va.	Distribution	189,000	Owned
Martinsville, Va.	Customer Support Center	146,000	Owned
Martinsville, Va.	Distribution	400,000	Leased	(1)
High Point, N.C.	Showroom	105,000	Leased	(2)
Cherryville, N.C.	Manufacturing and Offices	144,000	Owned	(3)
Cherryville, N.C.	Manufacturing Supply Plant	53,000	Owned	(3)
Cherryville, N.C.	Distribution and Imports	74,000	Leased	(3) (4)
Cherryville, N.C.	Distribution and Imports	35,000	Leased	(3) (5)
Hickory, N.C.	Manufacturing	91,000	Owned	(3)
Woodleaf, N.C.	Manufacturing Supply Plant	34,000	Leased	(3) (6)
Bedford, Va.	Manufacturing and Offices	327,000	Owned	(7)

(1)	Lease expires December 31, 2009
(2)	Lease expires April 30, 2014
(3)	Comprise the principal properties of Bradington-Young
(4)	Lease expires June 30, 2009
(5)	Lease expires June 30, 2009 and provides for a one year extension.
(6)	Lease provides for five consecutive one year extensions through December 31, 2010
(7)	Comprise the principal properties of Sam Moore Furniture LLC

Set forth below is information regarding principal properties we utilize that are owned and operated by third parties.

Location	Primary Use	Approximate Size in Square Feet
Carson, Ca.	Distribution	80,000	(1)
Guangdong, China	Distribution	210,000	(2)
Guangdong, China	Distribution	35,000	(3)
Guangdong, China	Distribution	9,000	(4)

(1)	This property is subject to a distribution services agreement that expires on January 1, 2010.
(2)
This property is subject to an operating agreement that expires on July 31, 2009 and automatically renews for one year on its anniversary date unless notification of termination is provided 120 days prior to such anniversary.

(3)	This property is subject to an operating agreement that expires on May 31, 2010 and automatically renews for one year on its anniversary date.
(4)	This property is subject to an operating agreement that expires on September 30, 2010 and automatically renews for one year on its anniversary date.

ITEM 3.	LEGAL PROCEEDINGS

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

EXECUTIVE OFFICERS OF
HOOKER FURNITURE CORPORATION

Hooker Furniture’s executive officers and their ages as of April 17, 2009 and the year each joined the company are as follows:

Name	Age	Position	Year Joined Company
Paul B. Toms, Jr.	54	Chairman, President and Chief Executive Officer	1983
E. Larry Ryder	61	Executive Vice President - Finance and Administration, Assistant Secretary and Assistant Treasurer	1977
Alan D. Cole	59	President and Chief Executive Officer - Upholstery	2007
Michael P. Spece	56	Executive Vice President - Merchandising and Design	1997
Sekar Sundararajan	44	Executive Vice President - Operations	2008
Raymond T. Harm	59	Senior Vice President - Sales	1999

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

Alan D. Cole has been President and Chief Executive Officer - Upholstery since August 2008.  Mr. Cole joined the Company in April 2007 as Executive Vice President – Upholstery Operations.  Prior to joining the Company, Mr. Cole was President and Chief Executive Officer of Schnadig Corporation, a manufacturer and marketer of a full line of medium-priced home furnishings from 2004 to 2006.  Mr. Cole has been President of Parkwest LLC, a real estate development firm from 2002 to the present.  Mr. Cole also served as a member of the Company’s Board of Directors in 2003.

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

Our stock is traded on the NASDAQ Global Select Market under the symbol “HOFT”.  The table below sets forth the high and low sales prices per share for our common stock and the dividends per share paid by Hooker with respect to our common stock for the periods indicated.

	Sales Price Per Share		Dividends
	High	Low	Per Share
February 4, 2008 – May 4, 2008	$24.00	$19.20	$0.10
May 5, - August 3, 2008	21.94	15.80	0.10
August 4 – November 2, 2008	20.59	8.35	0.10
November 3 – February 1, 2009	10.09	5.64	0.10

October 29, 2007 – February 3, 2008	22.37	16.55	0.10
July 30 – October 28, 2007	22.36	15.52	0.10
April 30 – July 29, 2007	25.10	19.39	0.10
January 29 – April 29, 2007	22.29	14.70	0.10

December 1, 2006 – January 28, 2007	15.86	14.39

As of February 28, 2009, our company had approximately 2,450 beneficial shareholders.  We pay dividends on our common stock on or about the last day of February, May, August and November, when declared by the Board of Directors, to shareholders of record approximately two weeks earlier.  Although we presently intend to continue to declare cash dividends on a quarterly basis for the foreseeable future, the determination as to the payment and the amount of any future dividends will be made by the Board of Directors from time to time and will depend on our then-current financial condition, capital requirements, results of operations and any other factors then deemed relevant by the Board of Directors.

Performance Graph

The following graph compares cumulative total shareholder return for the Company with a broad performance indicator, the Russell 2000® Index, and an industry index, the Household Furniture Index, for the period from November 30, 2003 to February 1, 2009. The Household Furniture Index combines all home furnishings companies whose securities are registered with the SEC under the Securities Exchange Act.

(1)	The graph shows the cumulative total return on $100 invested at the beginning of the measurement period in the Company’s Common Stock or the specified index, including reinvestment of dividends.

(2)
On August 29, 2006, the Company approved a change in its fiscal year. After the fiscal year ended November 30, 2006, the Company’s fiscal year ends on the Sunday nearest to January 31. Information regarding the change in the Company’s fiscal year is available in the Company’s Form 8-K filed September 1, 2006. In making the transition to a new fiscal year, the Company completed a two-month transition period that began December 1, 2006 and ended January 28, 2007. The Company’s fiscal years ended February 1, 2009, February 3, 2008 and the transition period are reflected in the Performance Graph.

(3)	The Russell 2000® Index, prepared by Frank Russell Company, measures the performance of the 2,000 smallest companies out of the 3,000 largest U.S. companies based on total market capitalization.

(4)
The Household Furniture Index (SIC Codes 2510 and 2511) as prepared by Zack’s Investment Research. On March 6, 2009, Zacks Investment Research reported that the Household Furniture Index consisted of: Bassett Furniture Industries, Inc., Chromcraft Revington, Inc., Ethan Allen Interiors Inc., Flexsteel Industries, Inc., Furniture Brands International, Inc., Hooker Furniture Corporation, La-Z-Boy Incorporated, Natuzzi S.p.A, Tempur Pedic International, Inc., Leggett and Platt, Inc., Sealy Corp., Select Comfort Corp. and Stanley Furniture Company, Inc.

ITEM 6.	SELECTED FINANCIAL DATA

On August 29, 2006, Hooker Furniture approved a change in our fiscal year.  After the fiscal year that ended November 30, 2006, our fiscal years will end on the Sunday closest to January 31.  The following selected financial data for each of our last five fiscal years and for the two-month transition period ended January 28, 2007 has been derived from our audited, consolidated financial statements.  The selected financial data should be read in conjunction with the Consolidated Financial Statements, including the related Notes, and Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this report.

	For The	For The	For The Two
	52 Weeks Ended	53 Weeks Ended	Months Ended	For The Twelve Months Ended
	February 1,	February 3,	January 28,	Nov. 30,	Nov. 30,	Nov. 30,
	2009(1)(2)	2008 (1)(2)	2007	2006	2005	2004
			(In thousands, except per share data)
Income Statement Data (3):
Net sales	$261,162	$316,801	$49,061	$350,026	$341,775	$345,944
Cost of sales	200,878	235,057	37,876	269,681	265,051	262,889
Gross profit	60,284	81,744	11,185	80,345	76,724	83,055
Selling and administrative expenses	45,980	51,738	7,028	50,680	50,319	50,285
ESOP termination compensation charge (4)			18,428
Restructuring (credits) charges (5)	(951)	309	2,973	6,881	5,250	1,604
Goodwill and intangible asset impairment charges (6)	4,914
Operating income (loss)	10,341	29,697	(17,244)	22,784	21,155	31,166
Other income (expense), net	323	1,472	129	(77)	(646)	(1,242)
Income (loss) before income taxes	10,664	31,169	(17,115)	22,707	20,509	29,924
Income taxes	3,754	11,514	1,300	8,569	8,024	11,720
Net income (loss)	6,910	19,655	(18,415)	14,138	12,485	18,204

Per Share Data:
Basic and diluted earnings per share (7)	$0.62	$1.58	$(1.52)	$1.18	$1.06	$1.56
Cash dividends per share	0.40	0.40		0.31	0.28	0.24
Net book value per share (6)	12.06	12.18	12.23	13.49	12.50	11.60
Weighted average shares outstanding	11,060	12,442	12,113	11,951	11,795	11,669

Balance Sheet Data:
Cash and cash equivalents	$11,804	$33,076	$47,085	$31,864	$16,365	$9,230
Trade accounts receivable	30,261	38,229	37,744	45,444	43,993	40,960
Inventories	60,248	50,560	62,803	68,139	68,718	69,735
Assets held for sale (8)			3,475		1,656	5,376
Working capital	91,261	102,307	127,193	124,028	110,421	97,661
Total assets	153,467	175,232	202,463	201,299	189,576	188,918
Long-term debt (including current maturities)	5,218	7,912	10,415	11,012	13,295	23,166
Shareholders’ equity	129,710	140,826	162,310	162,536	148,612	136,585

(1)
On April 28, 2007, Hooker acquired substantially all of the assets of Bedford, Va.-based fabric upholstered seating specialist Sam Moore Furniture.  Shipments of Sam Moore upholstered furniture products accounted for $25.4 million in net sales for fiscal 2009 and for $20.8 million in net sales for fiscal 2008 following the acquisition.

(2)
On December 14, 2007, we acquired the assets of Opus Designs Furniture, LLC, a specialist in imported moderately-priced youth bedroom furniture.  Shipments of Opus youth bedroom furniture products accounted for $5.6 million in net sales for fiscal 2009 and for $636,000 in net sales for fiscal 2008 following the acquisition.

(3)
Warehousing, distribution and certain supply chain and operations management expenses for periods prior to 2009 have been reclassified from selling and administrative expense to cost of sales to conform to the 2009 method of presentation.  Amounts reclassified in each period presented were $16.8 million for fiscal 2009, $15.5 million for the fiscal 2008, $2.4 million for the two month period ended January 28, 2007, $20.9 million for fiscal 2006, $15.2 million for fiscal 2005 and $12.4 million for fiscal 2004.

(4)	On January 26, 2007, we terminated our ESOP. The termination resulted in an $18.4 million non-cash, non-tax deductible charge to earnings in January 2007.
(5)
We have closed facilities in order to reduce and ultimately eliminate our domestic wood furniture manufacturing capacity.  As a result, we recorded restructuring charges, principally for severance and asset impairment, as follows:

a)	in fiscal 2009 we recorded after tax credits of $592,000 ($951,000 pretax), or $0.05 per share related to previously accrued employee benefits and environmental costs not expected to be paid;
b)	in fiscal 2008, we recorded after tax charges of $190,000 ($309,000 pretax), or $0.02 per share, principally related to the March 2007 closing and sale of our Martinsville, Va. manufacturing facility;
c)
in the 2007 two-month transition period, we recorded after tax charges of $1.8 million ($3.0 million pretax), or $0.15 per share, principally for severance and related benefits for salaried and hourly employees related to the planned closing of our Martinsville, Va. manufacturing facility;

d)
in fiscal 2006, we recorded after tax charges of $4.3 million ($6.9 million pretax), or $0.36 per share, principally related to the planned closing of our Martinsville, Va. manufacturing facility and the closing of our Roanoke, Va. facility;

e)	in fiscal 2005, we recorded after tax charges of $3.3 million ($5.3 million pretax), or $0.28 per share, principally related to the closing of our Pleasant Garden, N.C. facility;

f)	in fiscal 2004, we recorded after tax charges of $994,000 ($1.6 million pretax), or $0.09 per share, principally related to the closing of our Maiden, N.C. facility.
(6)
In the fiscal 2009 fourth quarter we completed our annual impairment assessment of goodwill and other intangible assets.  As a consequence of the assessment, we recorded asset impairment charges of $2.5 million ($3.8 million, pretax), or $0.22 per share, primarily related to the write-off of goodwill resulting from the acquisition of Opus Designs in 2007 and of Bradington-Young in 2003, and $685,000 ($1.1 million pretax) or $0.06 per share to write down the Bradington-Young trade name.

(7)
Net book value per share is derived by dividing (a)  “shareholders’ equity” by (b) the number of common shares issued and outstanding, excluding unearned ESOP and restricted shares, all determined as of the end of each fiscal period.

(8)
In connection with the closings of the Martinsville, Va. plant in March 2007, the Roanoke, Va. plant in August 2006, the Pleasant Garden, N.C. plant in October 2005 and the Maiden, N.C. plant in October 2004, we reclassified substantially all of the related property, plant and equipment to “assets held for sale.”  The carrying value of these assets approximated fair value less anticipated selling expenses.  We completed the sale of the assets located in Martinsville, Va. in December 2007, the assets located in Roanoke, Va. in October 2006, the assets located in Pleasant Garden, N.C. in May 2006 and the assets located in Maiden, N.C. in January 2005.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Selected Financial Data and the Consolidated Financial Statements, including the related Notes, contained elsewhere in this annual report.

On August 29, 2006, Hooker approved a change in our fiscal year.  After the fiscal year that ended November 30, 2006, our fiscal year ends on the Sunday nearest to January 31.  In addition, starting with the fiscal year that began January 29, 2007, we adopted quarterly periods based on thirteen-week “reporting periods” (which will end on a Sunday) rather than quarterly periods consisting of three calendar months.  As a result, each quarterly period generally will be thirteen weeks, or 91 days, long.  However, since our fiscal year will end on the Sunday closest to January 31, in some years (generally once every seven years) the fourth quarter will be fourteen weeks long and the fiscal year will consist of 53 weeks (e.g., the fiscal year that ended February 3, 2008 was 53 weeks).  For more information about the changes in our fiscal year and quarterly periods, please refer to our Form 8-K filed with the Securities and Exchange Commission on September 1, 2006.

In connection with the change in our fiscal year, we completed a two-month transition period that began December 1, 2006 and ended January 28, 2007 and filed a transition report on Form 10-Q for that period on March 16, 2007.  The financial statements filed as part of this annual report on Form 10-K include the:
•	fifty-two week period that began February 4, 2008 and ended on February 1, 2009;
•	fifty-three week period that began January 29, 2007 and ended on February 3, 2008;
•	two-month transition period that began December 1, 2006 and ended January 28, 2007; and
•
twelve-month period that ended November 30, 2006.  We did not recast the financial statements for the twelve-month period ended November 30, 2006, principally because the financial reporting processes in place for that period included certain procedures that were completed only on a quarterly basis.  Consequently, to recast that period would have been impractical and would not have been cost-justified.

For fiscal year 2009 we reclassified warehousing and distribution and operations management expenses from selling and administrative expenses to cost of sales in our consolidated financial statements and accompanying notes.  Accordingly, these costs have also been reclassified for prior periods to conform to the current year’s method of presentation.  We reclassified $16.8 million for fiscal 2009 and $15.5 million for fiscal 2008.

Overview

We have seen a growing consumer preference for lower-priced, high-quality imported furniture products since 2001.  Led by the change in consumer demand, from 2003 to 2008 we systematically increased our reliance on high-quality imported home furnishings with a coordinated exit from domestic wood furniture manufacturing.  We closed our last domestic wood manufacturing plant during the 2008 first quarter.  Following the sale of all manufacturing assets no longer needed in the business and the reduction in the workforce of approximately 2,000 wood manufacturing employees, we have replaced a domestic operating model for wood furniture, which had high overhead and high fixed costs, with a low overhead, variable cost import model.

Since 2006, our business has been impacted by low levels of consumer confidence and a weak housing market.  By late 2008, the economic malaise, exacerbated by weak credit markets, had spread to the broader U.S. economy.  As a result, the residential home furnishings industry has seen an unprecedented decline in demand for its products.

Results of operations for the 52 weeks ended February 1, 2009 and the fifty-three weeks ended February 3, 2008 reflect our transformation into a home furnishings design, marketing and logistics company with world-wide sourcing capabilities.  We are now focused on imported wood and metal furniture, as well as both domestically produced and imported upholstered home furnishings.

In early 2007, we completed the acquisition of substantially all of the assets of Sam Moore Furniture Industries, Inc., a Bedford, Virginia manufacturer of upscale occasional chairs with an emphasis on fabric-to-frame customization in the upper-medium to high-end price niches.  We began operating the business as Sam Moore Furniture LLC during the fiscal 2008 second quarter.  On December 14, 2007, we completed our acquisition of certain assets of Opus Designs Furniture, LLC, a specialist in moderately-priced imported youth furniture.  We have integrated this business with our existing imported wood and metal furniture business and now offer this brand to customers as Opus Designs by Hooker.

Because fiscal 2009 included four fewer shipping days than fiscal 2008, management’s discussion of results of operations includes information regarding profitability performance as a percentage of net sales and daily average sales rates.

Following are the principal factors that impacted our results of operations during the 52-week period ended February 1, 2009:

•
Based on operating days in each period and excluding discontinued, domestically produced wood furniture, average daily net sales declined 15.1% during the 251-day 2009 fiscal year compared to the 255-day 2008 fiscal year.  The decline in average daily net sales mirrors the year-over-year decline in incoming order rates we have experienced since the fiscal 2006 third quarter resulting from an industry-wide slow down in business at retail.

•
Operating margin during the 2009 fiscal year compared with the 2008 fiscal year was negatively impacted by a decrease in gross profit margin, an increase in selling and administrative expenses as a percentage of sales, and impairment charges incurred in fiscal 2009.

We experienced an erosion of gross profit margin to 23.1% of net sales compared with 25.8% in the prior fiscal year, largely due to an increase in direct costs as a percentage of net sales, resulting from:

•	higher prices from virtually all suppliers of imported products,

•	higher ocean freight costs, including fuel surcharges, higher upholstery material costs, and

•	increased warehousing expense from the addition of two facilities in Asia, and the West Coast Service Center in California.

Selling and administrative expenses increased as a percentage of net sales, due to lower net sales.  However, these expenses actually declined by $5.8 million, or 11.1%, driven primarily by:

•	lower selling and compensation expenses, and

•	lower professional fees and lower contributions expense, due to the donation of the High Point showrooms in fiscal 2008.

These cost reductions were partially offset by higher allowance for bad debts and costs incurred to introduce the Opus Designs by Hooker product line to our customer base.

Finally, we recorded $4.9 million in asset impairment charges during the 2009 fourth quarter, including
•	the elimination of all goodwill related to Bradington-Young and Opus Designs by Hooker Youth Furniture lines and
•	a partial write down the carrying value of the Bradington-Young trade name.

Results of Operations

The following table sets forth the percentage relationship to net sales of certain items for the annual periods included in the consolidated statements of income:

	Fifty-Two	Fifty-Three	Twelve
	Weeks Ended	Weeks Ended	Months Ended
	February 1,	February 3,	November 30,
	2009	2008	2006

Net sales	100.0%	100.0%	100.0%
Cost of sales	76.9	74.2	77.0
Gross profit	23.1	25.8	23.0
Selling and administrative expenses	17.6	16.3	14.5
Restructuring (credits) charges	(0.4)	0.1	2.0
Goodwill and intangible asset impairment charges	1.9
Operating income	4.0	9.4	6.5
Other income (expense), net	0.1	0.5
Income before income taxes	4.1	9.8	6.5
Income taxes	1.5	3.6	2.5
Net income	2.6	6.2	4.0

Fiscal 2009 Compared to Fiscal 2008

For fiscal 2009, Hooker Furniture reported net sales of $261.2 million, a decrease of $55.6 million, or 17.6%, compared to $316.8 million in fiscal 2008.  Net sales of our wood and metal furniture decreased $48.7 million, or 20.6%, to $188.2 million during fiscal 2009 compared to net sales of $236.9 million in fiscal 2008, principally due to lower unit volume.  The decline in wood and metal furniture unit volume was attributed to a sharp decline in sales as a result of the industry-wide slow down in business at retail and lower shipments of discontinued domestically produced wood furniture.

Based on operating days in each period, and excluding the impact of discontinued, domestically produced wood furniture, average daily net sales declined 15.1% to $1.0 million per day during the 251-day 2009 fiscal year, compared to $1.2 million per day during the 255-day 2008 fiscal year.  We experienced lower average daily unit volume shipments overall and in every product category, except youth bedroom and upholstered seating, which increased due to the acquisition of Opus Designs in December 2007 and the inclusion of a full year of sales for Sam Moore, which was acquired in April 2007.

Overall, average selling prices declined significantly.  The primary contributors to the overall decline were;
•
the sharp drop in the average selling price of upholstered furniture.  This drop was due to the increased proportion of upholstery sales of  less expensive, predominantly fabric-covered products manufactured by Sam Moore, which was in its first full year as a Hooker subsidiary, and

•	the impact of our exit from the domestic wood and metal furniture business.

The unit volume of higher priced domestically produced wood products was partially replaced by lower priced imports.  The remaining domestic wood products were heavily discounted during fiscal 2009.  The average selling price for imported wood and metal furniture decreased due to heavier discounting in a challenging market and the mix of products shipped.  Bradington-Young’s imported and domestically produced leather upholstered furniture showed higher average selling prices while Sam Moore’s average prices declined in both categories.

Gross profit margin for fiscal 2009 decreased to 23.1% of net sales compared to 25.8% in fiscal 2008, primarily due to:
•	increased product and shipping and warehousing costs,
•	lower fixed cost absorption due to lower sales of domestically produced upholstered furniture, and
•	higher warehousing and distribution expenses due to the addition of two facilities in China and one in California.

These costs were partially offset by lower salary and benefit expenses resulting from staff reductions at our Bradington-Young and domestic wood and metal furniture operations.

For fiscal 2009, selling and administrative expenses decreased $5.8 million, or 11.1%, to $46.0 million, compared with $51.7 million in 2008, due to:
•	last year’s donation of two former Bradington-Young’s showrooms to a local university, and
•	lower selling expenses, professional fees and administrative payroll costs.

These costs were partially offset by higher bad debt expenses.

As a percentage of net sales, selling and administrative expenses increased to 17.6% in fiscal 2009 from 16.3% in fiscal 2008, due to lower net sales in the current year.

During fiscal 2009, we recorded $4.9 million ($3.1million after tax, or $0.28 per share) in goodwill and intangible asset impairment charges, principally related to:

•	a write-off of $1.4 million in goodwill resulting from the 2007 acquisition of Opus Designs
•	a write-off of $2.4 million in goodwill remaining from the Company’s purchase of Bradington-Young in 2003;
•	an impairment charge of $1.1 million in the value of the Bradington-Young trade name.

We also recorded restructuring credits of $951,000 ($592,000 after tax or $0.05 per share) in fiscal 2009 for previously accrued employee benefits and environmental costs not expected to be paid.

During fiscal 2008, we recorded $309,000 ($190,000 after tax, or $0.02 per share) in restructuring and asset impairment charges (net of restructuring credits).

Our operating income margin for fiscal 2009 decreased to 4.0% of net sales, compared to operating income margin of 9.4% of net sales for fiscal 2008, principally due to:

•	the $3.7 million increase in restructuring and goodwill and intangible asset impairment costs;
•	the decrease in gross profit margin to 23.1% from 25.8%; and
•
the increase in selling and administrative expenses as a percentage of net sales to 17.6% in 2009 compared to 16.3% in fiscal 2008, due to the decline in sales (although these costs decreased $5.8 million or 11.1%).

Excluding the effect of restructuring and goodwill and intangible asset impairment charges, operating profitability in fiscal 2009 still declined year over year compared to fiscal 2008, primarily as a result of lower gross profit margins on our imported wood and metal furniture and domestic and imported upholstered furniture.  The following table reconciles operating income as a percentage of net sales ("operating margin") to operating margin excluding these charges (“restructuring and special charges”) as a percentage of net sales for each period:

	Fifty-Two	Fifty-Three
	Weeks Ended	Weeks Ended
	February 1,	February 3,
	2009	2008
Operating margin, including restructuring and special charges	4.0%	9.4%
Goodwill and intangible asset impairment charges	1.9
Donation of two showrooms		0.3
Restructuring (credits) charges	(0.4)	0.1
Operating margin, excluding restructuring and special charges	5.5%	9.8%

The operating margin excluding the impact of restructuring charges and special charges is a “non-GAAP” financial measure.  We provide this information because we believe it is useful to investors in evaluating our ongoing operations. Non-GAAP financial measures are intended to provide insight into selected financial information and should be evaluated in the context in which they are presented. These measures are not intended to reflect our overall financial results.

Other income, net was $323,000, or 0.1% of net sales, for fiscal 2009, compared to other income, net of $1.5 million for fiscal 2008, primarily the consequence of a decrease in interest income from lower interest rates and lower cash balances.

Our effective tax rate decreased to 35.2% for fiscal 2009, compared to 36.9% for fiscal 2008.  The decrease was principally a result of an increase in non-cash charitable contributions of finished furniture as a percentage of pretax income and lower net cost related to our captive insurance program.

Net income for fiscal 2009 declined by 64.8%, or $12.8 million, to $6.9 million, or $0.62 per share, from $19.7 million, or $1.58 per share, for fiscal 2008.  As a percent of net sales, net income decreased to 2.6% in fiscal 2009 compared to 6.2% for fiscal 2008.

Fiscal 2008 Compared to Fiscal 2006

For fiscal 2008, we reported net sales of $316.8 million, a decrease of $33.2 million, or 9.5%, compared to $350.0 million in fiscal 2006.  Net sales of our wood and metal furniture decreased $50.2 million, or 17.5%, to $236.9 million during fiscal 2008 compared to net sales of $287.1 million in fiscal 2006, principally due to lower unit volume.  The decline in wood and metal furniture unit volume was attributed to a sharp decline in discontinued domestically produced wood furniture sales and an industry-wide slow down in business at retail.  We experienced lower average daily unit volume on shipments overall and in every product category except Bradington-Young imported leather upholstery, which experienced a slight increase in fiscal 2008, compared to fiscal 2006.  Sam Moore fabric upholstery sales amounted to $20.8 million for the three quarters since it was acquired at the beginning of the fiscal 2008 second quarter.

Based on actual shipping days in each period, average daily net sales declined 10.6% to $1.2 million per day during the 255-day 2008 fiscal year compared to $1.4 million per day during the 252-day 2006 fiscal year.

Overall, average selling prices declined slightly.  The primary contributor to the overall decline was the sharp decline in domestically produced wood furniture average selling prices, principally due to sharp discounting offered on these discontinued products.  We experienced slight increases in average selling prices for imported wood and metal and Bradington-Young imported and domestically produced leather upholstered furniture.  Average selling prices for imported wood and metal furniture during fiscal year 2008 increased in part due to the mix of products shipped and lower discounting, compared to fiscal year 2006.  While average selling prices per unit for both Bradington-Young domestically produced and imported leather upholstered furniture increased, Bradington Young’s overall per unit average selling price declined slightly, due to the higher proportion of imported products shipped.

Gross profit margin for fiscal 2008 increased to 25.8% of net sales compared to 23.0% in fiscal 2006, principally due to the larger proportion of sales of higher margin imported products and the lower delivered cost of those products as a percentage of net sales, as well as to reductions in temporary warehousing and storage costs for imported wood furniture products.

For fiscal 2008, selling and administrative expenses increased $1.1 million, or 2.1%, to $51.7 million compared with $50.7 million in 2006.  The increase is principally due to the selling and administrative expenses incurred by Sam Moore and a $1.1 million charitable contribution for the donation of two former Bradington-Young showrooms to a local university. These cost increases were offset by lower early retirement and non-cash ESOP costs, lower selling expenses and a gain on the settlement of a corporate-owned life insurance policy in connection with the death of a former Hooker executive.  As a percentage of net sales, selling and administrative expenses increased to 16.3% in fiscal 2008 from 14.5% in fiscal 2006, due to lower net sales in the current year.

During fiscal 2008, we recorded $309,000 ($190,000 after tax, or $0.02 per share) in restructuring and asset impairment charges (net of restructuring credits), including:

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

During fiscal 2006, we recorded $6.9 million ($4.3 million after tax, or $0.36 per share) in restructuring and asset impairment charges (net of restructuring credits).

Our operating income margin for fiscal 2008 increased to 9.4% of net sales, compared to operating income margin of 6.5% of net sales for fiscal 2006, principally due to:

•	the $6.6 million, or 95.5%, decrease in restructuring and asset impairment costs;
•	the increase in gross profit margin to 25.8% from 23.0%; partially offset by
•
the increase in selling and administrative expenses as a percentage of net sales to 16.3% in 2008 compared to 14.5% in fiscal 2006, due to the decline in sales, but also to the addition of Sam Moore and the large donation of property to a local university.

Excluding the effect of restructuring and asset impairment charges and the December 2007 donation of the two former Bradington-Young showrooms, operating profitability in fiscal 2008 improved year over year compared to fiscal 2006, principally as a result of higher gross profit margins on our imported wood and metal furniture.  The following table reconciles operating income as a percentage of net sales ("operating margin") to operating margin excluding these charges (“restructuring and special charges”) as a percentage of net sales for each period:

	Fifty-Three	Twelve Months
	Weeks Ended	Ended
	February 3,	November 30,
	2008	2006
Operating margin, including restructuring and special charges	9.4%	6.5%
Donation of two showrooms	0.3
Restructuring charges	0.1	2.0
Operating margin, excluding restructuring and special charges	9.8%	8.5%

The operating margin excluding the impact of restructuring charges and the showrooms donation is a “non-GAAP” financial measure.  We provide this information because we believe it is useful to investors in evaluating our ongoing operations.  Non-GAAP financial measures are intended to provide insight into selected financial information and should be evaluated in the context in which they are presented. These measures are not intended to reflect our overall financial results

Other income, net was $1.5 million, or 0.5% of net sales, for fiscal 2008 compared to other expense, net of $77,000 for fiscal 2006.  This improvement was the result of an increase in interest income earned on higher cash and cash equivalent balances and a decrease in interest expense on lower debt levels.

Our effective tax rate decreased to 36.9% for fiscal 2008 compared to 37.7% for fiscal 2006.  The effective rate declined in fiscal 2008 principally due to the tax effect of the ESOP.  In fiscal 2008, we reversed previously recorded income tax expense related to our ESOP in connection with the settlement of an IRS audit.  In addition, we recorded no ESOP compensation cost during the current year period after the termination of that plan in January 2007.  The effective rate also declined during the current year period due to the non-taxable gain recorded on the settlement of a corporate owned life insurance policy discussed previously, and lower assessments under our captive insurance arrangement compared to fiscal 2006.  These declines were partially offset by an increase in our effective state income tax rate, principally attributed to California state income taxes incurred as a result of opening the new West Coast distribution center.

Net income for fiscal 2008 rose by 39.0%, or $5.5 million, to $19.7 million, or $1.58 per share, from $14.1 million, or $1.18 per share, for fiscal 2006.  As a percent of net sales, net income increased to 6.2% in fiscal 2008 compared to 4.0% for fiscal 2006.

Fiscal 2007 Two-Month Transition Period Compared to Fiscal 2006 First Quarter

The following table sets forth the percentage relationship to net sales of certain items included in the consolidated statements of operations.

	Two Months	Three Months
	Ended	Ended
	January 28,	February 28,
	2007	2006

Net sales	100.0%	100.0%
Cost of sales	77.2	78.8
Gross profit	22.8	21.2
Selling and administrative expenses	14.2	14.2
ESOP termination compensation charge	37.6
Restructuring and related asset impairment charges	6.1	0.2
Operating (loss) income	(35.1)	6.8
Other income, net	0.3
(Loss) income before income taxes	(34.9)	6.8
Income taxes	2.7	2.6
Net (loss) income	(37.5)	4.2

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

Overall average selling prices decreased slightly for wood, metal and upholstered furniture during the 2007 two-month transition period compared with the fiscal 2006 first quarter, principally due to higher sales discounting offered on overstocked and discontinued domestically produced wood furniture products, as well as a small decline in domestic upholstered furniture selling prices, partially offset by increases in imported wood and upholstered furniture average selling prices.  Average number of units sold per day declined during the 2007 two-month transition period compared to the fiscal 2006 first quarter.  Average per-day unit sales for imported wood and metal and upholstered furniture increased slightly, while average daily per unit sales for domestic upholstered furniture declined moderately and domestic wood and metal furniture average per-day unit sales declined sharply.

Gross profit margin increased to 22.8% of net sales in the 2007 two-month transition period compared to 21.2% in the fiscal 2006 first quarter.  This improvement was the result of an increase in the gross profit margin for wood and metal furniture, partially offset by a decline in the gross profit margin for upholstered furniture.  The increase in gross profit margin on wood and metal furniture was principally due to an increased proportion of sales of imported wood, metal and upholstered furniture and was partially offset by a significantly lower gross profit margin on domestically produced wood furniture.  Gross profit margin on domestically produced wood furniture declined as production costs as a percentage of net sales increased in the 2007 two-month transition period compared, to the fiscal 2006 first quarter, principally due to lower production levels.

Bradington-Young’s gross profit margin decline for the 2007 two-month transition period versus the fiscal 2006 first quarter was principally due to lower production levels.

Selling and administrative expenses, as a percentage of net sales, were 14.2% in the 2007 two-month transition period and the fiscal 2006 first quarter.

On January 29, 2007, we announced that we had terminated our ESOP, effective January 26, 2007.  The termination resulted in an $18.4 million, non-cash, non-tax deductible charge to earnings in January 2007 with an offsetting increase in shareholders’ equity.  As a result of the ESOP termination, approximately 1.2 million shares of previously unallocated shares of Company common stock held by the ESOP were allocated to eligible employees, resulting in the $18.4 million charge to operating income.  To effect the termination of the ESOP, we redeemed and retired approximately 1.2 million of the shares of Company common stock held by the ESOP, with proceeds to the ESOP of $17.2 million (or $15.01 per share).  The ESOP used the proceeds to repay the outstanding balance on the ESOP loan.

Through November 30, 2006, we recorded non-cash ESOP cost for the number of shares that we committed to release to eligible employees at the average closing market price of our common stock during the period.  During the 2007 two-month transition period, except for the effect of the ESOP termination discussed above, no shares were committed to be released.  As a result, no non-cash ESOP cost was recorded during the 2007 two-month transition period.  We recorded $636,000 in non-cash ESOP cost during the 2006 first quarter.  The cost of the plan was allocated to cost of sales and selling and administrative expenses based on employee compensation.

During the 2007 two-month transition period, we recorded aggregate restructuring and asset impairment charges of $3.0 million ($1.8 million after tax, or $0.15 per share), principally for severance and related benefits for approximately 280 hourly and salaried employees that were terminated ($2.3 million) and additional asset impairment charges for the expected costs to sell the real and personal property of the Martinsville, Va. manufacturing facility ($655,000).

In the 2006 first quarter, we recorded restructuring charges of $188,000 ($117,000 after tax, or $0.01 per share) to prepare the Pleasant Garden, N.C. manufacturing facility for sale and for additional asset impairment related to the closing of this facility.

Principally due to the ESOP termination and restructuring and asset impairment charges, we incurred an operating loss for the 2007 two-month transition period of $17.2 million, or 35.1% of net sales, compared to operating income of $5.8 million, or 6.8% of net sales in the 2006 first quarter.

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

Operating margin excluding the impact of the ESOP termination and restructuring charges is a “non-GAAP” financial measure.  We provide this information because we believe it is useful to investors in evaluating our operations.  Non-GAAP financial measures are intended to provide insight into selected financial information and should be evaluated in the context in which they are presented. These measures are not intended to reflect our overall financial results

Other income, net increased to $129,000 in the 2007 two-month transition period from $13,000 in the 2006 first quarter.  This improvement was the result of an increase in interest income earned on higher cash and cash equivalent balances and a decrease in interest expense, due to one less month of interest expense in the 2007 two-month transition period compared, to the three-month 2006 first quarter.

We recorded income tax expense of $1.3 million for the 2007 two-month transition period and $2.2 million for the 2006 first quarter.  Despite the net loss for the 2007 transition period, we incurred income tax expense in the transition period because the $18.4 million non-cash ESOP termination charge was not tax deductible.  In connection with the ESOP termination, we wrote-off the related deferred tax asset in the amount of $855,000.

We incurred a net loss of $18.4 million, or $1.52 per share, for the 2007 two-month transition period and net income of $3.6 million, or $0.30 per share, in the 2006 first quarter.

Financial Condition, Liquidity and Capital Resources

Balance Sheet and Working Capital

Total assets decreased $21.8 million to $153.5 million at February 1, 2009 from $175.2 million at February 3, 2008, principally as a result of a $21.3 million decrease in cash and cash equivalents.  A $9.7 million increase in inventories, a $1.3 million increase in the cash surrender value of life insurance policies, and a $1.2 million increase in prepaid expenses and other current assets were offset by an $8.0 million decrease in net receivables and the write- off of $4.9 million of goodwill and intangible assets from prior acquisitions.

Working capital decreased by $11.0 million to $91.3 million as of February 1, 2009, from $102.3 million at February 3, 2008, principally as a result of decreases in cash and cash equivalents and  receivables, offset by an increase in inventories, and prepaid expenses and other current assets, and a decrease in current liabilities.  Current liabilities decreased to $15.8 million at February 1, 2009, from $23.1 million at February 3, 2008 as a result of lower accounts payable, accrued salaries and accrued taxes.  Our long-term debt, including current maturities, decreased $2.7 million to $5.2 million on February 1, 2009, compared to $7.9 million on February 3, 2008 as a result of scheduled debt payments.  Shareholders’ equity at February 1, 2009 decreased $11.1 million to $129.7 million compared to $140.8 million on February 3, 2008, principally as a result of share repurchases during fiscal 2009.

Summary Cash Flow Information – Operating, Investing and Financing Activities

	Fifty-Two	Fifty-Three	Two months	Twelve
	Weeks Ended	Weeks Ended	Months Ended	Months Ended
	February 1,	February 3,	January 28	November 30,
	2009	2008	2007	2006
Net cash provided by operating activities	$3,730	$43,825	$16,261	$23,805
Net cash used in investing activities	(3,752)	(14,267)	(443)	(2,336)
Net cash used in financing activities	(21,250)	(43,567)	(597)	(5,970)
Net (decrease) increase in cash and cash equivalents	$(21,272)	$(14,009)	$15,221	$15,499

 We determined that in the Consolidated Statements of Cash Flows the cash payments related to our life insurance policies should be reported as investing activities rather than operating activities, therefore we increased “net cash provided by operating activities” by $167,000 in fiscal 2008, $46,000 in the 2007 two-month transition period, and $1.5 million in fiscal 2006, with a corresponding increase in “net cash used in investing activities” in each respective period.  We reviewed the impact of this error on the prior periods in accordance with SEC Staff Accounting Bulletin No. 99, “Materiality,” and determined that the error was not material to the prior periods.

During fiscal year 2009, cash generated from operations ($3.7 million) and a decrease in cash and cash equivalents ($21.3 million) funded purchases of our common stock ($14.1 million), cash dividends ($4.5 million), payments on long-term debt ($2.7 million),  capital expenditures ($2.3 million) and life insurance premium payments ($1.3 million).

During fiscal year 2008, cash generated from operations ($43.8 million), a decrease in cash and cash equivalents ($14.0 million), proceeds from the sale of property, plant and equipment ($3.7 million, principally from the sale of the Martinsville, Va. facility) and proceeds received from certain life insurance policies ($1.2 million) funded purchases of our common stock ($36.0 million), acquisitions ($15.8 million), cash dividends ($5.0 million), payments on long-term debt ($2.5 million), capital expenditures ($1.9 million) and life insurance premium payments ($1.4 million).

During the 2007 two-month transition period ended January 28, 2007, cash generated from operations ($16.3 million) funded a net increase in cash and cash equivalents ($15.2 million), payments on long-term debt ($597,000) and investing activities ($443,000 principally for the purchase of property, plant and equipment, net).

During fiscal year 2006, cash generated from operations ($23.8 million) and proceeds from the sale of property, plant and equipment ($3.4 million principally from the sale of the Roanoke, Va. and Pleasant Garden, N.C. facilities) funded an increase in cash and cash equivalents ($15.5 million), capital expenditures ($4.3 million), cash dividends ($3.7 million), payments on long-term debt ($2.3 million) and life insurance premium payments ($1.5 million).

In fiscal year 2009, cash generated from operations of $3.7 million decreased $40.1 million compared to $43.8 million in fiscal 2008.  The decrease was due to a $51.7 million decline in cash received from customers due to the decline in sales, partially offset by a $7.1 million decrease in cash payments to suppliers and employees (principally due to a lower purchases of imported products) and a $5.5 million decline in tax payments principally due to lower profitability.  Despite lower inventory purchases in fiscal 2009, inventories increased by $9.7 million in fiscal 2009 due to the natural lag between the decline in customer order rates and our reduction of orders with our suppliers.  We continue to modify our inventory plan in reaction to the steepening decline in demand, and expect to bring inventory levels down over the next two to three months.

In fiscal year 2008, cash generated from operations of $43.8 million increased $20.0 million from $23.8 million in fiscal 2006.  The increase was due to a $50.6 million decline in payments to suppliers and employees (principally due to a decline in the purchase of imported products) and a $1.3 million decrease in interest paid, net due to an increase interest income and a decline in interest expense.  The increase was partially offset by a $27.9 million decrease in cash received from customers and a $4.0 million increase in income taxes paid, principally due to increased taxable income.

Investing activities consumed $3.8 million in fiscal year 2009 compared to consuming $14.3 million in fiscal 2008, $443,000 in the 2007 two-month transition period and $2.3 million in fiscal 2006.  In fiscal 2009, we invested $2.3 million in property, plant and equipment, $1.3 million for life insurance premium payments and $181,000 to complete the acquisition of Opus Designs.  In fiscal year 2008, the investments of $10.6 million to acquire Sam Moore, $5.3 million to acquire Opus Designs and the $1.9 million investments in property, plant and equipment exceeded the $3.7 million in proceeds from the sale of property, plant and equipment (principally from the sale of the Martinsville, Va. facility).  We invested $443,000 in the 2007 transition period for capital expenditures, net and premiums paid on life insurance policies.  In fiscal 2006, the investment of $4.3 million in property, plant and equipment and $1.5 million for life insurance premium payments exceeded the $3.4 million in proceeds from the sale of property, plant and equipment (principally from the sale of the Roanoke, Va. and Pleasant Garden, N.C. facilities).   Capital expenditures in each period are to maintain and enhance our business operating systems and facilities and for the purchase of equipment and other assets.

Financing activities consumed cash of $21.3 million in fiscal year 2009 compared to $43.6 million in fiscal 2008, $597,000 in the 2007 two-month transition period and $6.0 million in fiscal 2006.  During fiscal year 2009, we expended cash of $14.1 million to repurchase approximately 800,000 shares of Hooker common stock, which completes the share repurchase program originally authorized in fiscal 2007.  We also paid dividends of $4.5 million and made scheduled debt payments of $2.7 million.  During fiscal year 2008, we expended cash of $36.0 million for the repurchase of 1.7 million shares of Hooker common stock, cash dividends of $5.0 million and $2.5 million for scheduled debt payments.  During the 2007 transition period, we made a scheduled principal repayment of $597,000 on our term loan.  During fiscal 2006, we expended $2.3 million in cash for scheduled debt payments and cash dividends of $3.7 million.

Swap Agreements

We are party to an interest rate swap agreement that in effect provides for a fixed interest rate of 4.1% through 2010 on our term loan.  In 2003, we terminated a similar swap agreement, which in effect provided a fixed interest rate of approximately 7.4% on that term loan.  Our $3.0 million payment to terminate the former swap agreement is being amortized over the remaining payment period of the loan, resulting in an effective fixed interest rate of approximately 7.4% on the term loan.  We are accounting for the interest rate swap agreement as a cash flow hedge.

The aggregate fair market value of our swap agreement decreases when interest rates decline and increases when interest rates rise.  Overall, interest rates have declined since the inception of our swap agreement.  The aggregate decrease in the fair market value of the effective portion of the agreement of $142,000 ($229,000 pretax) as of February 1, 2009, $191,000 ($311,000 pretax) as of February 3, 2008 and $69,000 ($111,000 pretax) as of January 28, 2007 is reflected under the caption “accumulated other comprehensive loss” in the consolidated balance sheets.  See “Note 12 – Other Comprehensive Income (Loss)” to the Consolidated Financial Statements included in this report.  Substantially all of the aggregate pre-tax decrease in fair market value of the agreement is expected to be reclassified into interest expense during the next twelve months.

Debt Covenant Compliance

The credit agreement for our revolving credit facility and outstanding term loan contains, among other things, financial covenants as to minimum tangible net worth, debt service coverage, the ratio of funded debt to earnings before interest, taxes, depreciation, amortization, non-cash charges and maximum capital expenditures.  On February 19, 2009, we amended our credit facility with Bank of America, N.A.  The amendment, effective as of January 1, 2009 modified the definition of “Cash Flow” to exclude all non-cash charges, including intangible asset impairment from the calculation of Cash Flow for purposes of the Company’s Debt Service Coverage Ratio under the credit agreement; and increased the Commitment Fee and the fee for LIBOR Loans and Letters of Credit under the credit agreement.  All other terms were unchanged.  We are in compliance with these covenants as of February 1, 2009.

Liquidity, Financial Resources and Capital Expenditures

As of February 1, 2009, we had an aggregate $12.6 million available under our revolving credit facility to fund working capital needs.  Standby letters of credit in the aggregate amount of $2.4 million, used to collateralize certain insurance arrangements and for imported product purchases, were outstanding under our revolving credit facility as of February 1, 2009.  There were no additional borrowings outstanding under the revolving credit line on February 1, 2009.  Any principal outstanding under the credit line is due March 1, 2011.

We believe that we have  the financial resources (including available cash and cash equivalents, expected cash flow from operations, and lines of credit) needed to meet business requirements for the foreseeable future, including capital expenditures, working capital, dividends on our common stock, repurchases of common stock and repayments of outstanding debt.  Cash flow from operations is highly dependent on incoming order rates and our operating performance.  We expect to spend $4 to $6 million in capital expenditures during fiscal year 2009 to maintain and enhance our operating systems and facilities.

Supplier Commitments

During fiscal 2009 we made advance payments to one of our finished goods suppliers against our purchase orders placed with that supplier.  The purpose of the advances was to facilitate the supplier’s purchase of raw materials in order to ensure timely delivery of furniture shipments to us.  The current balance of the advances is approximately $107,000.  We also assisted the supplier in obtaining additional bank financing by issuing a standby letter of credit in the amount of $600,000, which expires in July 2009, as security for that financing.  In conjunction with the issuance of the letter of credit, we entered into a security agreement with the supplier, which provides us with a security interest in certain assets of the supplier and its shareholders.  Our maximum exposure under the advances and the standby letter of credit as of February 1, 2009 was approximately $707,000, which we believe to be adequately secured under this arrangement.

Common Stock and Dividends

Since February 7, 2007, our Board of Directors has authorized the repurchase of $50 million of our common stock in a series of repurchase authorizations, subject to the limitations of a trading plan under Rule 10b-5-1 of the Securities Exchange Act of 1934 and certain board imposed guidelines.  We completed these share repurchases in August 2008.

On January 15, 2009, awards totaling 10,474 shares of restricted common stock were granted to the five non-employee members of the Board of Directors.  Each award is subject to vesting requirements and other limitations in accordance with the Hooker Furniture 2005 Stock Incentive Plan.

On April 14, 2009, our Board of Directors declared a quarterly cash dividend of $0.10 per share, payable on May 29, 2009, to shareholders of record May 15, 2009.

Commitments and Contractual Obligations

As of February 1, 2009, our commitments and contractual obligations were as follows:

	Payments Due by Period (In thousands)
	Less than			More than
	1 Year	1-3 Years	3-5 Years	5 Years	Total
Long-term debt (a)	$3,026	$2,341			$5,367
Deferred compensation payments	393	880	$1,338	$13,662	16,273
Operating leases	1,432	1,750	1,440	179	4,801
Other long-term liabilities	2,179	570	6	6	2,761
Total contractual cash obligations	$7,030	$5,541	$2,784	$13,847	$29,202

(a)	Represents principal and estimated interest payments under our term loan.

Standby letters of credit in the aggregate amount of $2.4 million, used to collateralize certain insurance arrangements and for imported product purchases, were outstanding under our revolving credit facility as of February 1, 2009.  There were no additional borrowings outstanding under the revolving credit line on February 1, 2009.

Strategy and Outlook

Our strategy is to offer world-class style, quality and product value as a complete residential wood, metal and upholstered furniture resource through excellence in product design, global sourcing, manufacturing, logistics, sales, marketing and customer service.  We strive to be an industry leader in sales growth and profitability performance, thereby providing an outstanding investment for our shareholders and contributing to the well-being of our employees, customers, suppliers and community neighbors.  Additionally, we strive to nurture the relationship-focused, team-oriented and honor-driven corporate culture that has distinguished our company for 85 years.

We have been executing this strategy since 2003 in part through:

•	exiting domestic wood furniture manufacturing to concentrate on imported wood and metal and domestically produced and imported upholstered home furnishings;
•
expanding product offerings to become a more complete and important resource to our furniture retailers through the acquisitions of upholstery manufacturers Bradington-Young LLC (2003) and Sam Moore LLC (2007), and in youth furniture lines through the purchase of Opus Designs LLC (2007) and by organically expanding the styles and price points offered in existing product lines;

•	continuing to improve and expand our supply chain capabilities, with improvements in forecasting and demand-planning software and stock keeping unit (“SKU”) optimization;
•	filling key leadership positions with people who have the skill sets and experience needed under our new business model; and
•
expanding regional distribution and service capabilities to our retailers on the U.S. West Coast through a leased facility located in the port area of Southern California and all our container direct customers by adding warehousing at two important suppliers’ plants in China.

As the general economy has deteriorated, we have experienced a steepening decline in year over year incoming order rates and expect challenging conditions at least through our second fiscal quarter.  We believe however, that the economy may have bottomed.  We are encouraged by recent small improvements in retail sales and housing and modest gains in the equity markets.  We expect to see a slight increase in consumer confidence by the third or fourth quarter if home values stabilize and the stock market continues to rebound from its low point earlier this year.

Additionally, we are optimistic that our new product introductions and merchandising programs which we will be introducing at the April 2009 Market will be seen by our retailers as opportunities to stimulate business and engage consumers.  As a result, our forecasting and inventory planning includes expectations for a marginal improvement in business this fall.  We believe our financial strength has become a key differentiator that is increasingly important to our customers and suppliers, who want to be aligned with partners who can survive the current downturn, continue to invest for the future and help them emerge successfully.  Our balance sheet is strong, with good liquidity, little debt and no unutilized assets.

Environmental Matters

Hooker Furniture is committed to protecting the environment.  As a part of our business operations, our manufacturing sites generate non-hazardous and hazardous wastes; the treatment, storage, transportation and disposal of which are subject to various local, state and national laws relating to protecting the environment.  We are in various stages of investigation, remediation or monitoring of alleged or acknowledged contamination at current or former manufacturing sites for soil and groundwater contamination and visible air emissions, none of which we believe is material to our results of operations or financial position.  Our policy is to record monitoring commitments and environmental liabilities when expenses are probable and can be reasonably estimated.  The costs associated with our environmental responsibilities, compliance with federal, state and local laws regulating the discharge of materials into the environment, or costs otherwise relating to the protection of the environment, have not had and are not expected to have a material effect on our financial position, results of operations, capital expenditures or competitive position.

Critical Accounting Policies and Estimates

Hooker Furniture’s significant accounting policies are described in “Note 1 – Summary of Significant Accounting Policies” to the consolidated financial statements beginning at page F-1 in this report.  The preparation of financial statements in conformity with  U.S. generally accepted accounting principles requires us to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying financial statements and related notes.  In preparing these financial statements, we have made our best estimates and judgments of certain amounts included in the financial statements, giving due consideration to materiality.  We do not believe that actual results will deviate materially from our estimates related to our accounting policies described below.  However, because application of these accounting policies involves the exercise of judgment and the use of assumptions as to future uncertainties, actual results could differ materially from these estimates.

Allowance for Doubtful Accounts.  We evaluate the adequacy of our allowance for doubtful accounts at the end of each quarter.  In performing this evaluation, we analyze the payment history of our significant past due accounts, subsequent cash collections on these accounts and comparative accounts receivable aging statistics.  Based on this information, along with consideration of the general condition of the economy, we develop what we consider to be a reasonable estimate of the uncollectible amounts included in accounts receivable.  This estimate involves significant judgment and actual uncollectible amounts may differ materially from our estimate.

Valuation of Inventories.  We value all of our inventories at the lower of cost (using the last-in, first-out (“LIFO”) method) or market.  LIFO cost for all of our inventories is determined using the dollar-value, link-chain method.  This method allows for the more current cost of inventories to be reported in cost of sales, while the inventories reported on the balance sheet consist of the costs of inventories acquired earlier, subject to adjustment to the lower of cost or market.  Hence, if prices are rising, the LIFO method will generally lead to higher cost of sales and lower profitability as compared to the first-in, first-out (“FIFO”) method.  We evaluate our inventory for excess or slow moving items based on recent and projected sales and order patterns.  We establish an allowance for those items when the estimated market or net sales value is lower than their recorded cost.  This estimate involves significant judgment and actual values may differ materially from our estimate.

Restructuring and Impairment of Long-Lived Assets

Tangible Assets

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

The costs to dispose of these assets are recognized when we commit to a plan of disposal.  Severance and related benefits paid to terminated employees affected by the closings are recorded in the period when management commits to a plan of termination.  We recognize liabilities for these exit and disposal activities at fair value in the period in which the liability is incurred.  Asset impairment charges related to the closure of facilities are based on our best estimate of expected sales prices, less related selling expenses for assets to be sold.  The recognition of asset impairment and restructuring charges for exit and disposal activities requires significant judgment and estimates by management. We reassess our accrual of restructuring and asset impairment charges each reporting period.  Any change in estimated restructuring and related asset impairment charges is recognized in the period during which the change occurs.

Goodwill and Other Intangible Assets

Goodwill represents the excess of the cost of an acquired business over the fair value of the identifiable tangible and intangible assets acquired and liabilities assumed.  We have also recorded the fair value of trade names and furniture designs assumed in business combinations as assets on our balance sheet.  Intangible assets with an estimable useful life, such as furniture designs are amortized over their useful lives, while indefinite lived assets such as trade names are reported at the lower of cost or fair value.  We test these assets for impairment annually during our fiscal fourth quarter and at other times as dictated by business conditions or other facts and circumstances.  Adverse business developments, specific either to our company or industry or general economic conditions, could create conditions under which we would evaluate the fair value of these business units compared to their carrying values, and if impairment is indicated, write them down to a fair value based on their expected future cash flows or market value.  To test goodwill we apply the two step approach to identify potential impairment and, if impairment exists, to determine the appropriate carrying values.  We use a combination of the income and market approaches in valuing these assets and weight the results as appropriate to each asset, and select discount rates, royalty rates and other factors which reflect current market conditions, business risk attributable to each asset or business unit and recent transactions at comparable companies.  To test trade names or trademarks we use the relief from royalty method, which values the trade name based on comparable trade names in this and similar industries.

Accounting Pronouncements

In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133.”   The objective of this statement is to require enhanced disclosures about an entity’s derivative and hedging activities and to improve the transparency of financial reporting.  This statement changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. We expect to adopt this standard effective with our fiscal year 2010 first quarter, which began February 2, 2009.

In December 2007, the FASB issued a revision to SFAS No. 141R, “Business Combinations”.  The objective of this Statement is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. To accomplish that, this statement establishes principles and requirements for how the acquirer:  a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree;  b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  Early adoption of this standard is not permitted.  Consequently, we adopted the standard in our fiscal year 2010 first quarter, which began February 2, 2009.  The adoption of SFAS 141R is not expected to have a material impact on our financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”.   This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This statement is expected to expand the use of fair value measurement, which is consistent with FASB’s long-term measurement objectives for accounting for financial instruments.  This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of FASB Statement No. 157, Fair Value Measurements.  Consequently, Hooker adopted the standard in our fiscal year 2009 first quarter, which began February 4, 2008.  The adoption of SFAS 159 did not have a material impact on our financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”.  This statement defines fair value, establishes a framework for measuring fair value under U.S. generally accepted accounting principles, and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this statement does not require any new fair value measurements. However, for some entities, the application of this statement will change current practice.  This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  Consequently, Hooker adopted the standard in our fiscal year 2009 first quarter, which began February 4, 2008.  The adoption of SFAS 157 did not have a material impact on our financial position or results of operations.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Hooker Furniture is exposed to market risk from changes in interest rates and foreign currency exchange rates, which could impact our results of operations and financial condition.  We manage our exposure to these risks through our normal operating and financing activities and through the use of interest rate swap agreements with respect to interest rates.

Our obligations under our lines of credit and term loan bear interest at variable rates.  The outstanding balance under our term loan amounted to $5.2 million as of February 1, 2009.  We have entered into an interest rate swap agreement that, in effect, fixes the rate of interest on our term loan at 4.1% through 2010.  The notional principal value of the swap agreement is substantially equal to the outstanding principal balance of the term loan.  A fluctuation in market interest rates of one percentage point (or 100 basis points) would not have a material impact on our results of operations or financial condition.

For imported products, we generally negotiate firm pricing denominated in U.S. Dollars with our foreign suppliers, for periods typically of at least one year.  We accept the exposure to exchange rate movements beyond these negotiated periods. We do not use derivative financial instruments to manage this risk.  Most of our imports are purchased from China.  The Chinese currency now floats within a limited range in relation to the U.S. Dollar, resulting in additional exposure to foreign currency exchange rate fluctuations.

Since we transact our imported product purchases in U.S. Dollars, a relative decline in the value of the U.S. Dollar could increase the price we pay for imported products beyond the negotiated periods.  We generally expect to reflect substantially all of the effect of any price increases from suppliers in the prices we charge for imported products.  However, these changes could adversely impact sales volume and profit margin during affected periods.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements listed in Item 15(a), and which begin on page F-1, of this report are incorporated herein by reference and are filed as a part of this report.

Certain Non-GAAP Financial Measures

In our Annual Report to Shareholders (of which this annual report on Form 10-K is a part), under the heading “Financial Highlights,” we reported net income and earnings per share both including and excluding the impact of restructuring and asset impairment charges, the January 2007 ESOP termination charge and the December 2007 charge related to the donation of two former Bradington-Young showrooms.  In this Form 10-K in Management’s Discussion and Analysis of Financial Condition and Results of Operations, under the headings “Results of Operations Fiscal 2009 Compared to Fiscal 2008”, “Results of Operations  Fiscal 2008 Compared to Fiscal 2006” and “Results of Operations Fiscal 2007 Two-Month Transition Period Compared to Fiscal 2006 First Quarter” we have reported operating income margin both including and excluding the impact of restructuring and asset impairment charges, the January 2007 ESOP termination charge and the December 2007 charge related to the donation of two former Bradington-Young showrooms.

The net income, earnings per share and operating income margins figures excluding the impact of the items specified above are “non-GAAP” financial measures.  We provide this information because we believe it is useful to investors in evaluating our ongoing operations.  Non-GAAP financial measures provide insight into selected financial information and should be evaluated in the context in which they are presented.  These measures are of limited usefulness in evaluating  our overall financial results presented in accordance with GAAP and should be considered in conjunction with the consolidated financial statements, including the related notes, and Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on their most recent review, which was made as of the end of our fourth quarter ended February 1, 2009, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure and are effective to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission (“SEC”) rules and forms.

Management’s Annual Report on Internal Control over Financial Reporting

In accordance with Section 404 of the Sarbanes-Oxley Act and SEC rules thereunder, management has conducted an assessment of our internal control over financial reporting as of February 1, 2009.  Our report regarding that assessment is included with the financial statements on page F-2 of this report and is incorporated herein by reference.

Report of Registered Public Accounting Firm

Our independent registered public accounting firm, KPMG LLP, audited the consolidated financial statements included in this annual report on Form 10-K and have issued an audit report on the effectiveness of our internal control over financial reporting.  Their report is included with the financial statements on page F-4 of this report and is incorporated herein by reference.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting for our fourth quarter ended February 1, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

None

Hooker Furniture Corporation
Part III

In accordance with General Instruction G (3) of Form 10-K, the information called for by Items 10, 11, 12, 13 and 14 of Part III is incorporated by reference to the Company’s definitive Proxy Statement for its Annual Meeting of Shareholders scheduled to be held June 9, 2009 (the “2009 Proxy Statement”), as set forth below:

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information related to Hooker Furniture’s directors will be set forth under the caption “Election of Directors” in the 2009 Proxy Statement and is incorporated herein by reference.

Information relating to compliance with Section 16(a) of the Exchange Act will be set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2009 Proxy Statement and is incorporated herein by reference.

Information regarding material changes, if any, in the procedures by which shareholders may recommend nominees to the Hooker  Board of Directors will be set forth under the caption “Procedures for Shareholder Recommendations of Director Nominees” in the 2009 Proxy Statement and is incorporated herein by reference.

Information relating to the Audit Committee of the Company’s Board of Directors, including the composition of the Audit Committee and the Board’s determinations concerning whether certain members of the Audit Committee are “financial experts” as that term is defined under Item 407(d)(5) of Regulation S-K will be set forth under the captions “Board and Board Committee Information” and “Audit Committee” in the 2009 Proxy Statement and is incorporated herein by reference.

Information concerning the executive officers of the Company is included in Part I of this report under the caption “Executive Officers of Hooker Furniture Corporation.”

We have adopted a Code of Business Conduct and Ethics, which applies to all of our employees and directors, including the principal executive officer, principal financial officer and principal accounting officer.  A copy of our Code of Business Conduct and Ethics is available on our website at www.hookerfurniture.com.  Amendments of and waivers from our Code of Business Conduct and Ethics will be posted to our website when permitted by applicable SEC and NASDAQ rules and regulations.

ITEM 11.     EXECUTIVE COMPENSATION

Information relating to this item will be set forth under the captions “Report of the Compensation Committee,” “Executive Compensation” and “Director Compensation” in the 2009 Proxy Statement and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Information relating to this item will be set forth under the captions “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management” in the 2009 Proxy Statement and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information relating to this item will be set forth under the captions “Certain Relationships and Related Transactions” and “Board and Board Committee Information” in the 2009 Proxy Statement and is incorporated herein by reference.

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information relating to this item will be set forth under the caption “Independent Registered Public Accounting Firm” in the 2009 Proxy Statement and is incorporated herein by reference.

Hooker Furniture Corporation
Part IV

ITEM 15.     EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed as part of this report on Form 10-K:

(1)	The following financial statements are included in this report on Form 10-K:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of February 1, 2009 and February 3, 2008

Consolidated Statements of Operations for the fifty-two weeks ended February 1, 2009, the fifty-three weeks ended February 3, 2008, the two-month transition period ended January 28, 2007 and the twelve months ended November 30, 2006

Consolidated Statements of Cash Flows for the fifty-two weeks ended February 1, 2009, the fifty-three weeks ended February 3, 2008, the two-month transition period ended January 28, 2007 and the twelve months ended November 30, 2006

Consolidated Statements of Shareholders’ Equity for the twelve months ended November 30, 2006, the two-month transition period ended January 28, 2007, the fifty-three weeks ended February 3, 2008 and the fifty-two weeks ended February 1, 2009

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
Second Amendment to Credit Agreement dated as of February 27, 2008, among the Company and Bank of America, N.A. as lender and agent (incorporated by reference to Exhibit 4.3(c) of the Company’s Annual Report on Form 10-K (SEC File No. 000-25349) filed April 16, 2008)

4.3(d)
Third Amendment to Credit Agreement dated as of February 19, 2009, between the Company and Bank of America, N.A.  (incorporated by reference to Exhibit 4.3(d) of the Company’s Annual Report on Form 10-K (SEC File No. 000-25349) filed on February 20, 2009)

Pursuant to Regulation S-K, Item 601(b)(4)(iii), instruments evidencing long-term debt not exceeding 10% of the Company’s total assets have been omitted and will be furnished to the Securities and Exchange Commission upon request.

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

10.1(b)(ii)	First Amendment to the Supplemental Retirement Income Plan, dated as of May 24, 2007 incorporated by reference to Exhibit 10.1(b)(ii) of Form 10-K (SEC File No. 000-25349) filed on April 16, 2008

10.1(b)(iii)
2008Amendment and Restatement of the Hooker Furniture Corporation Supplemental Retirement Income Plan, effective as of December 31, 2008 incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (SEC File No. 000-25349) filed on November 19, 2008*

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
Employment Agreement, dated June 15, 2007, between Alan D. Cole and the Company incorporated by reference to Exhibit 10.1(h) of the Company’s Annual Report on Form 10-K (SEC File No. 000-25349) filed on April 16, 2008

10.1(i)
Employment Agreement, dated June 3, 2008, between Alan D. Cole and the Company incorporated by reference to Exhibit 10.1(i) of the Company’s Annual Report on Form 10-K (SEC File No. 000-25349) filed on June 5, 2008

10.2(a)	Credit Agreement, dated April 30, 2003, between Bank of America, N.A., and the Company (See Exhibit 4.3(a))

10.2(b)	First Amendment to Credit Agreement, dated as of February 18, 2005, among the Company, the Lenders party thereto, and Bank of America, N.A., as agent (See Exhibit 4.3(b))

10.2(c)	Second Amendment to Credit Agreement, dated as of February 27, 2008, among the Company and Bank of America, N.A., as lender and agent (See Exhibit 4.3(c))

10.2(d)	Third Amendment to Credit Agreement dated as of February 19, 2009, between Company and Bank of America, N.A. (See Exhibit 4.3(d))

18	Preferability letter for a change in accounting principle related to the classification of shipping and warehousing costs as cost of sales (filed herewith)

21	List of Subsidiaries:

Bradington-Young LLC, a Virginia limited liability company
Sam Moore Furniture LLC, a Virginia limited liability company

23	Consent of Independent Registered Public Accounting Firm (filed herewith)

31.1	Rule 13a-14(a) Certification of the Company’s principal executive officer (filed herewith)

31.2	Rule 13a-14(a) Certification of the Company’s principal financial officer (filed herewith)

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

HOOKER FURNITURE CORPORATION

April 17, 2009	/s/ Paul B. Toms, Jr.
Paul B. Toms, Jr.
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Paul B. Toms, Jr.	Chairman, President, Chief Executive Officer and	April 17, 2009
Paul B. Toms, Jr.	Director (Principal Executive Officer)

/s/ E. Larry Ryder	Executive Vice President - Finance and	April 17, 2009
E. Larry Ryder	Administration (Principal Financial Officer)

/s/ R. Gary Armbrister	Chief Accounting Officer	April 17, 2009
R. Gary Armbrister	(Principal Accounting Officer)

/s/ W. Christopher Beeler, Jr.	Director	April 17, 2009
W. Christopher Beeler, Jr.

/s/ John L. Gregory, III	Director	April 17, 2009
John L. Gregory, III

/s/ Mark F. Schreiber	Director	April 17, 2009
Mark F. Schreiber

/s/ David G. Sweet	Director	April 17, 2009
David G. Sweet

/s/ Henry G. Williamson, Jr.	Director	April 17, 2009
Henry G. Williamson, Jr.

HOOKER FURNITURE CORPORATION AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Management’s Report on Internal Control Over Financial Reporting	F-2

Reports of Independent Registered Public Accounting Firm	F-3

Consolidated Balance Sheets as of February 1, 2009 and February 3, 2008	F-5

Consolidated Statements of Operations for the fifty-two weeks ended February 1, 2009, the fifty-three weeks ended February 3, 2008, the two-month transition period ended
January 28, 2007 and the twelve months ended November 30, 2006	F-6

Consolidated Statements of Cash Flows for the fifty-two weeks ended February 1, 2009, the fifty-three weeks ended February 3, 2008, the two-month transition period ended January 28, 2007
and the twelve months ended November 30, 2006	F-7

Consolidated Statements of Shareholders’ Equity for the twelve months ended November 30, 2006, the two-month transition period ended January 28, 2007, the fifty-three weeks ended
February 3, 2008 and the fifty-two weeks ended February 1, 2009	F-8

Notes to Consolidated Financial Statements	F-9

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Shareholders of
Hooker Furniture Corporation
Martinsville, Virginia

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f).  Under the supervision and with the participation of management, including the principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on the Company’s evaluation under that framework, management concluded that the Company’s internal control over financial reporting was effective as of February 1, 2009.  The effectiveness of the Company’s internal control over financial reporting as of February 1, 2009 has been audited by KPMG LLP, the Company’s independent registered public accounting firm, as stated in their report which is included herein.

Paul B. Toms, Jr.
Chairman, President and Chief Executive Officer
(Principal Executive Officer)
April 16, 2009

E. Larry Ryder
Executive Vice President – Finance and Administration
and Chief Financial Officer
(Principal Financial Officer)
April 16, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Hooker Furniture Corporation:

We have audited the accompanying consolidated balance sheets of Hooker Furniture Corporation and subsidiaries as of February 1, 2009 and February 3, 2008, and the related consolidated statements of operations, cash flows and shareholders’ equity for each of the years in the two-year period ended February 1, 2009, for the two-month transition period ended January 28, 2007 and the year ended November 30, 2006.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hooker Furniture Corporation and subsidiaries as of February 1, 2009 and February 3, 2008, and the results of their operations and their cash flows for each of the years in the two-year period ended February 1, 2009, for the two-month transition period ended January 28, 2007 and the year ended November 30, 2006, in conformity with U.S. generally accepted accounting principles.

As discussed in note 1 and note 8 to the consolidated financial statements, the Company changed its method of reporting shipping and warehousing costs on the consolidated statements of operations during the year ended February 1, 2009.

As discussed in note 16 to the consolidated financial statements, effective January 29, 2007, the Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Hooker Furniture Corporation’s internal control over financial reporting as of February 1, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated April 16, 2009 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Charlotte, North Carolina
April 16, 2009

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Hooker Furniture Corporation:

We have audited Hooker Furniture Corporation’s internal control over financial reporting as of February 1, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Hooker Furniture Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Hooker Furniture Corporation maintained, in all material respects, effective internal control over financial reporting as of February 1, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Hooker Furniture Corporation and subsidiaries as of February 1, 2009 and February 3, 2008, and the related consolidated statements of operations, cash flows and shareholders’ equity for each of the years in the two-year period ended February 1, 2009, for the two-month transition period ended January 28, 2007 and the year ended November 30, 2006, and our report dated April 16, 2009 expressed an unqualified opinion on those consolidated financial statements.

Charlotte, North Carolina
April 16, 2009

HOOKER FURNITURE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)

	February 1,	February 3,
As of	2009	2008
Assets
Current assets
Cash and cash equivalents	$11,804	$33,076
Trade accounts receivable, less allowance for doubtful accounts of $2,207 and $1,750 on each date	30,261	38,229
Inventories	60,248	50,560
Prepaid expenses and other current assets	4,736	3,552
Total current assets	107,049	125,417
Property, plant and equipment, net	24,596	25,353
Goodwill		3,774
Intangible assets	4,805	5,892
Cash surrender value of life insurance policies	13,513	12,173
Other assets	3,504	2,623
Total assets	$153,467	$175,232

Liabilities and Shareholders’ Equity

Current liabilities
Trade accounts payable	$8,392	$13,025
Accrued salaries, wages and benefits	2,218	3,838
Other accrued expenses	2,279	3,553
Current maturities of long-term debt	2,899	2,694
Total current liabilities	15,788	23,110
Long-term debt, excluding current maturities	2,319	5,218
Deferred compensation	5,606	5,369
Other long-term liabilities	44	709
Total liabilities	23,757	34,406

Shareholders’ equity
Common stock, no par value, 20,000 shares authorized, 10,772 and11,561 shares issued and outstanding on each date	16,995	18,182
Retained earnings	112,450	122,835
Accumulated other comprehensive income (loss)	265	(191)
Total shareholders’ equity	129,710	140,826
Total liabilities and shareholders’ equity	$153,467	$175,232

See accompanying Notes to Consolidated Financial Statements.

HOOKER FURNITURE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Fifty-Two	Fifty-Three	Two Months	Twelve
	Weeks Ended	Weeks Ended	Ended	Months Ended
	February 1,	February 3,	January 28,	November 30,
For The	2009	2008	2007	2006

Net sales	$261,162	$316,801	$49,061	$350,026

Cost of sales	200,878	235,057	37,876	269,681

Gross profit	60,284	81,744	11,185	80,345

Selling and administrative expenses	45,980	51,738	7,028	50,680

ESOP termination compensation charge			18,428
Restructuring (credits) charges	(951)	309	2,973	6,881
Goodwill and intangible asset impairment charges	4,914

Operating income (loss)	10,341	29,697	(17,244)	22,784

Other income (expense), net	323	1,472	129	(77)

Income (loss) before income taxes	10,664	31,169	(17,115)	22,707

Income taxes	3,754	11,514	1,300	8,569

Net income (loss)	$6,910	$19,655	$(18,415)	$14,138

Earnings (loss) per share:
Basic and diluted	$0.62	$1.58	$(1.52)	$1.18

Weighted average shares outstanding:
Basic	11,060	12,442	12,113	11,951
Diluted	11,066	12,446	12,113	11,953

Cash dividends declared per share	$0.40	$0.40	$	$0.31

See accompanying Notes to Consolidated Financial Statements.

HOOKER FURNITURE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Fifty-Two	Fifty-Three	Two Months	Twelve
	Weeks Ended	Weeks Ended	Ended	Months Ended
	February 1,	February 3,	January 28,	November 30,
For The	2009	2008	2007	2006
Cash flows from operating activities
Cash received from customers	$269,483	$321,189	$56,869	$349,075
Cash paid to suppliers and employees	(258,701)	(265,842)	(40,156)	(316,418)
Income taxes paid, net	(7,219)	(12,717)	(480)	(8,741)
Interest received (paid), net	167	1,195	28	(111)
Net cash provided by operating activities	3,730	43,825	16,261	23,805

Cash flows from investing activities
Acquisitions, net of cash required	(181)	(15,826)
Purchase of property, plant and equipment	(2,271)	(1,942)	(419)	(4,268)
Proceeds from the sale of property and equipment	28	3,668	22	3,409
Premiums paid on life insurance policies	(1,328)	(1,411)	(46)	(1,477)
Proceeds received on life insurance policies		1,244
Net cash used in investing activities	(3,752)	(14,267)	(443)	(2,336)

Cash flows from financing activities
Purchase and retirement of common stock	(14,097)	(36,028)
Cash dividends paid	(4,459)	(5,036)		(3,687)
Payments on long-term debt	(2,694)	(2,503)	(597)	(2,283)
Net cash used in financing activities	(21,250)	(43,567)	(597)	(5,970)

Net (decrease) increase in cash and cash equivalents	(21,272)	(14,009)	15,221	15,499
Cash and cash equivalents at beginning of year	33,076	47,085	31,864	16,365
Cash and cash equivalents at end of year	$11,804	$33,076	$47,085	$31,864

Reconciliation of net income (loss) to net cash provided by operating activities
Net income (loss)	$6,910	$19,655	$(18,415)	$14,138
Depreciation and amortization	2,912	3,352	681	4,645
Non-cash ESOP cost			18,141	2,646
Restricted stock compensation cost	74	47	8	18
Impairment of goodwill and intangibles	4,914
Restructuring and related asset impairment charges	(951)	309	2,973	6,881
Loss (gain) on disposal of property	154	(100)		2
Donation of showroom facilities		1,082
Provision (credit) for doubtful accounts	2,245	1,313	(182)	1,920
Loss (gain) on life insurance policies	95	(788)	143	(102)
Deferred income tax expense (benefit)	(2,005)	2,624	(787)	(3,273)
Changes in assets and liabilities, net of effect from acquisitions:
Trade accounts receivable	5,767	2,972	7,882	(3,371)
Inventories	(9,629)	18,757	5,336	579
Prepaid expenses and other assets	(730)	(186)	747	355
Trade accounts payable	(4,633)	2,063	(1,180)	(2,621)
Accrued salaries, wages and benefits	(669)	(3,256)	(1,589)	(1,340)
Accrued income taxes	(1,274)	(3,826)	1,607	2,489
Other accrued expenses	79	(1,198)	255	313
Other long-term liabilities	471	1,005	641	526
Net cash provided by operating activities	$3,730	$43,825	$16,261	$23,805

See accompanying Notes to Consolidated Financial Statements.

HOOKER FURNITURE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands, except per share data)

For The Twelve Month Period Ended November 30, 2006; The Two-Month Transition Period Ended January 28, 2007; The Fifty-Three Week Period Ended February 3, 2008 and The Fifty-Two Week Period Ended February 1, 2009

					Accumulated
			Unearned		Other	Total
	Common Stock		ESOP	Retained	Comprehensive	Shareholders’
	Shares	Amount	Shares	Earnings	Income (Loss)	Equity

Balance at November 30, 2005	14,425	$9,516	$(15,861)	$155,183	$(226)	$148,612

Cumulative effect adjustment as a result of the implementation of SEC Staff Accounting Bulletin No. 108				692		692
Balance at December 1, 2005	14,425	9,516	(15,861)	155,875	(226)	149,304

Net income				14,138		14,138
Unrealized gain on interest rate swap					117	117
Total comprehensive income						14,255
Cash dividends ($0.31 per share)				(3,687)		(3,687)
Restricted stock grants, net of forfeitures	4
Restricted stock compensation cost		18				18
ESOP cost		1,620	1,026			2,646
Balance at November 30, 2006	14,429	11,154	(14,835)	166,326	(109)	162,536

Net loss				(18,415)		(18,415)
Unrealized gain on interest rate swap					40	40
Total comprehensive loss						(18,375)
Restricted stock grants	5
Restricted stock compensation cost		8				8
ESOP termination	(1,165)	9,678	14,835	(6,372)		18,141
Balance at January 28, 2007	13,269	20,840		141,539	(69)	162,310

Net income				19,655		19,655
Unrealized loss on interest rate swap					(122)	(122)
Total comprehensive income						19,533
Cash dividends ($0.40 per share)				(5,036)		(5,036)
Restricted stock grants, net of forfeitures	4
Restricted stock compensation cost		47				47
Purchase and retirement of common stock	(1,712)	(2,705)		(33,323)		(36,028)
Balance at February 3, 2008	11,561	18,182		122,835	(191)	140,826

Net income				6,910		6,910
Unrealized gain on interest rate swap					49	49
Unrealized gain on deferred compensation					407	407
Total comprehensive income						7,366
Cash dividends ($0.40 per share)				(4,459)		(4,459)
Restricted stock grants, net of forfeitures	10
Restricted stock compensation cost		74				74
Purchase and retirement of common stock	(799)	(1,261)		(12,836)		(14,097)
Balance at February 1, 2009	10,772	$16,995	$	$112,450	$265	$129,710

See accompanying Notes to Consolidated Financial Statements.

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Hooker Furniture Corporation and subsidiaries (the “Company”, we, our) design, import, manufacture and market residential household furniture for sale to wholesale and retail merchandisers located principally in North America.

Consolidation

The consolidated financial statements include the accounts of Hooker Furniture Corporation and its wholly owned subsidiaries.  All material intercompany accounts and transactions have been eliminated in consolidation.

Certain items in the consolidated financial statements and the notes to the consolidated financial statements for the periods prior to fiscal year 2009 have been reclassified to conform to the fiscal year 2009 method of presentation.  Beginning with the fiscal 2009 Form 10-K, we have also reclassified shipping and warehousing costs from selling, general and administrative expense to cost of sales as described in more detail in Note 8.

Cash and Cash Equivalents

We temporarily invest unused cash balances in a high quality, diversified money market fund that provides for daily liquidity and pays dividends monthly.  Cash equivalents are stated at cost plus accrued interest, which approximates market.

Trade Accounts Receivable

Substantially all of our trade accounts receivable are due from retailers and dealers that sell residential home furnishings, which consist of a large number of entities with a broad geographical dispersion.  We continually perform credit evaluations of our customers and generally do not require collateral.  Our upholstered furniture subsidiaries factor substantially all of their receivables on a non-recourse basis.  Accounts receivable are reported net of allowance for doubtful accounts.

Fair Value of Financial Instruments

The carrying value for each of our financial instruments (consisting of cash and cash equivalents, trade accounts receivable and payable, and accrued liabilities) approximates fair value because of the short-term nature of those instruments.  The fair value of our term loan is estimated based on the quoted market rates for similar debt with a similar remaining maturity.  The fair value of our interest rate swap agreement is based on values provided by the issuer.

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

Goodwill and Intangible Assets

 Hooker Furniture Corporation owns certain amortizable and indefinite-lived intangible assets and goodwill related to Bradington-Young, Sam Moore and Opus Designs by Hooker.  The principal amortizable intangible assets are non-compete agreements and furniture designs, which are amortized over their estimated useful lives.  The principal indefinite-lived intangible assets are trademarks and trade names which are not amortized but are tested for impairment annually or more frequently if events or circumstances indicate that the asset might be impaired.

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

Goodwill is tested for impairment at the reporting unit level and involves two steps.  First, we determine the fair value of the reporting unit and compare it to the reporting unit’s carrying amount including goodwill.  Second, if the carrying amount of the reporting unit exceeds its fair value, an impairment loss is recognized to the extent the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill.  The implied fair value of goodwill is determined by allocating the fair value of the reporting unit to its assets in a manner similar to a purchase price allocation.  The residual fair value resulting from this allocation is the implied fair value of the reporting unit goodwill.

 Cash Surrender Value of Life Insurance Policies

Hooker Furniture Corporation owns life insurance policies on certain executives and other key employees.  Proceeds of the policies are used to fund certain employee benefits and for other general corporate purposes.  We account for life insurance as a component of employee benefits cost.  Consequently the cost of the coverage and any resulting gains or losses related to those insurance policies are recorded as a decrease or increase to operating income.

Derivative Instruments and Hedging Activities

We use interest rate swap agreements to manage variable interest rate exposure on the majority of our long-term debt.  Our objective for holding these derivatives is to decrease the volatility of future cash flows associated with interest payments on its variable rate debt.  We do not issue derivative instruments for trading purposes.  We account for our interest rate swap agreements as cash flow hedges.  For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is initially reported in “accumulated other comprehensive income or loss” on the consolidated balance sheets and subsequently reclassified to interest expense when the hedged exposure affects income (i.e. as interest expense accrues on the related  outstanding debt).  Differences between the amounts paid and amounts received under the swap agreements are recognized in interest expense.

In some cases, such as upon the early repayment of a debt instrument, we may continue to hold an interest rate swap for a period of time after the related principal has been paid rendering the hedge ineffective.  Changes in the ineffective portion of the fair value of the derivative are accounted for through interest expense.

Revenue Recognition

Sales revenue is recognized when title and the risk of loss pass to the customer, which occurs at the time of shipment.  Sales are recorded net of allowances for trade promotions, estimated product returns, rebate advertising programs and other discounts.

Advertising

We offer advertising programs to qualified dealers under which we may provide signage, catalogs and other marketing support to our customers and may reimburse advertising and other costs incurred by our customers in connection with promoting our products.  The cost of these programs does not exceed the fair value of the benefit received.  We charge the cost of point-of-purchase materials (including signage and catalogs) to selling and administrative expense as incurred. The cost for other advertising allowance programs is charged against net sales.

Income Taxes

Income taxes are accounted for under the asset and liability method.  Deferred income taxes reflect the expected future tax consequences of differences between the book and income tax bases of assets and liabilities using enacted tax rates in effect in the years in which those differences are expected to reverse.

We recognize positions taken or expected to be taken in our tax returns in the financial statements when it is more likely than not (i.e., a likelihood of more than fifty percent) that the position would be sustained upon examination by tax authorities. A recognized tax position is then measured at the largest amount of benefit that is more likely than not of being realized upon ultimate settlement.  We classify interest and penalties related to uncertain tax positions as income tax expense.

Earnings Per Share

Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period.  Diluted earnings per share reflects the potential dilutive effect of securities that could share in the earnings of the Company.  We have issued restricted stock awards to non-employee members of the board of directors under the Hooker Furniture Corporation 2005 Stock Incentive Plan, and expect to continue to grant these awards to non-employee board members in the future.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, as well as disclosures regarding contingent assets and liabilities at the date of the financial statements; and the reported amounts of revenue and expenses during the reported periods.  Significant items subject to such estimates and assumptions include the useful lives of fixed assets; allowance for doubtful accounts; the valuation of derivatives; deferred tax assets; fixed assets, and stock-based compensation. These estimates and assumptions are based on Management’s best judgments. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, which Management believes to be reasonable under the circumstances. Management adjusts such estimates and assumptions as facts and circumstances dictate. Illiquid credit markets and volatile equity markets have combined to increase the uncertainty inherent in such estimates and assumptions. Actual results could differ from those estimates.

Accounting Pronouncements

In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133.”   The objective of this statement is to require enhanced disclosures about an entity’s derivative and hedging activities and to improve the transparency of financial reporting.  This statement changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. We expect to adopt this standard effective with our fiscal year 2010 first quarter, which began February 2, 2009.

In December 2007, the FASB issued a revision to SFAS No. 141R, “Business Combinations”.  The objective of this Statement is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. To accomplish that, this statement establishes principles and requirements for how the acquirer:  a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree;  b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  Early adoption of this standard is not permitted.  Consequently, we adopted the standard in our fiscal year 2010 first quarter, which began February 2, 2009.  The adoption of SFAS 141R is not expected to have a material impact on our financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”.   This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This statement is expected to expand the use of fair value measurement, which is consistent with FASB’s long-term measurement objectives for accounting for financial instruments.  This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of FASB Statement No. 157, Fair Value Measurements.  Consequently, Hooker adopted the standard in our fiscal year 2009 first quarter, which began February 4, 2008.  The adoption of SFAS 159 did not have a material impact on our financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”.  This statement defines fair value, establishes a framework for measuring fair value under U.S. generally accepted accounting principles, and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this statement does not require any new fair value measurements. However, for some entities, the application of this statement will change current practice.  This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  Consequently, Hooker adopted the standard in our fiscal year 2009 first quarter, which began February 4, 2008.  The adoption of SFAS 157 did not have a material impact on our financial position or results of operations.

NOTE 2 – CHANGE IN FISCAL YEAR

On August 29, 2006, we approved a change in our fiscal year.  After the fiscal year that ended November 30, 2006, our fiscal years will end on the Sunday nearest to January 31.  In addition, starting with the fiscal year that began January 29, 2007, we adopted quarterly periods based on thirteen-week “reporting periods” (which will end on a Sunday) rather than quarterly periods consisting of three calendar months.  As a result, each quarterly period generally will be thirteen weeks, or 91 days, long.  However, since our fiscal year will end on the Sunday closest to January 31, in some years (generally once every six years) the fourth quarter will be fourteen weeks long and the fiscal year will consist of fifty-three weeks (for example, the fiscal year that ended February 3, 2008 was fifty-three weeks).

We completed a two-month transition period that began December 1, 2006 and ended January 28, 2007 and filed a transition report on Form 10-Q for that period on March 16, 2007.  These financial statements are being filed as part of an annual report on Form 10-K covering the fifty-two week period that began February 4, 2008 and ended February 1, 2009 and the fifty-three week period that began January 29, 2007 and ended February 3, 2008.  These financial statements also include the two-month transition period that began December 1, 2006 and ended January 28, 2007 and the twelve-month period that ended November 30, 2006.  We did not recast the financial statements for the twelve-month period ended November 30, 2006 principally because the financial reporting processes in place for that period included certain procedures that were completed only on a quarterly basis.  Consequently, to recast that period would have been impractical and would not have been cost-justified.

References to the 2009 fiscal year and comparable terminology in the notes to the consolidated financial statements mean the fiscal year that began February 4, 2008 and ended February 1, 2009.  References to the 2008 fiscal year and comparable terminology in the notes to the consolidated financial statements mean the fiscal year that began January 29, 2007 and ended February 3, 2008.  References to the 2007 two-month transition period and comparable terminology in the notes to the consolidated financial statements refers to the period that began December 1, 2006 and ended January 28, 2007.  References to the 2006 fiscal year and comparable terminology in the notes to the consolidated financial statements refer to the fiscal year that began December 1, 2005 and ended November 30, 2006.

NOTE 3 – ALLOWANCE FOR DOUBTFUL ACCOUNTS

The activity in the allowance for doubtful accounts was:

	Fifty-Two	Fifty-Three	Two-Months	Twelve
	Weeks Ended	Weeks Ended	Ended	Months Ended
	February 1,	February 3,	January 28,	November 30,
	2009	2008	2007	2006
Balance at beginning of year	$1,750	$1,436	$1,807	$1,352
Non-cash charges to cost and expenses	2,070	1,313	(182)	1,920
Allowance for doubtful accounts acquired in acquisitions		257
Less uncollectible receivables written off, net of recoveries	(1,613)	(1,256)	(189)	(1,465)
Balance at end of year	$2,207	$1,750	$1,436	$1,807

NOTE 4 – INVENTORIES

	February 1,	February 3,
	2009	2008
Finished furniture	$64,865	$52,602
Furniture in process	900	1,217
Materials and supplies	8,207	7,814
Inventories at FIFO	73,972	61,633
Reduction to LIFO basis	13,724	11,073
Inventories	$60,248	$50,560

If the first-in, first-out (FIFO) method had been used in valuing all inventories, net income (loss) would have been $8.1 million in fiscal 2009, $19.5 million in fiscal 2008, $(18.3) million in the 2007 two-month transition period and $13.7 million in fiscal 2006.

As of February 1, 2009, we held $11.1 million in inventory (7.2% of total assets) outside of the United States, in China.

NOTE 5 – PROPERTY, PLANT AND EQUIPMENT

	Depreciable Lives	February 1,	February 3,
	(In years)	2009	2008
Buildings and land improvements	15 – 30	$23,676	$23,076
Machinery and equipment	10	3,665	3,425
Furniture and fixtures	3 - 8	26,656	27,516
Other	5	3,886	3,740
Total depreciable property at cost		57,883	57,757
Less accumulated depreciation		35,695	34,558
Total depreciable property, net		22,188	23,199
Land		1,357	1,387
Construction in progress		1,051	767
Property, plant and equipment, net		$24,596	$25,353

Capitalized Software Costs

Certain costs incurred in connection with developing or obtaining computer software for internal use are capitalized.  These costs are amortized over five years or less, and generally over five years.  Capitalized software is reported as a component of furniture and fixtures on our balance sheet.  The activity in capitalized software costs was:
	Fifty-Two	Fifty-Three	Two-Months	Twelve
	Weeks Ended	Weeks Ended	Ended	Months Ended
	February 1,	February 3,	January 28,	November 30,
	2009	2008	2007	2006
Balance beginning of year	$3,293	$1,847	$1,576	$2,961
Software acquired in the acquisition of Sam Moore		458
Purchases	635	2,176	540	166
Amortization expense	(1,065)	(1,142)	(269)	(1,407)
Disposals		(46)		(144)
Balance end of year	$2,863	$3,293	$1,847	$1,576

NOTE 6 – GOODWILL AND INTANGIBLE ASSETS
	Useful Lives	February 1,	February 3,
	(In years)	2009	2008

Goodwill			$3,774

Non-amortizable Intangible Assets
Trademarks and trade names – Bradington-Young		$3,289	$4,400
Trademarks and trade names – Sam Moore		396	396
Trademarks and trade names – Opus Designs		1,057	1,000
Total trademarks and trade names		4,742	5,796

Amortizable Intangible Assets
Non-compete agreements	4	700	700
Furniture designs	3	100	100
Total amortizable intangible assets		800	800
Less accumulated amortization		737	704
Net carrying value		63	96
Intangible assets		$4,805	$5,892

We recorded goodwill and certain intangible assets related to Bradington-Young, Sam Moore and Opus Designs.  The goodwill, trademarks and trade names have indefinite useful lives and consequently are not subject to amortization for financial reporting purposes but are tested for impairment annually or more frequently if events or circumstances indicate that the asset might be impaired.  See “Note 1 – Summary of Significant Accounting Policies: Goodwill and Intangible Assets.”  For tax reporting purposes the goodwill and intangible assets are being amortized over 15 years on a straight line basis.

Goodwill results from business acquisitions and represents the excess of acquisition costs over the fair value of the net assets acquired.  In those acquisitions, we also purchased trade names and trademarks, which we recorded as indefinite-lived intangible assets.  Goodwill and trade names are tested for impairment annually as of the first day of our fiscal fourth quarter or more frequently if events or changes in circumstances indicate that the asset might be impaired.  Circumstances that could indicate a potential impairment include a significant adverse change in the economic or business climate either within the furniture industry or the national or global economy, significant changes in demand for our products, loss of key personnel or the likelihood that a reporting unit or significant portion of a reporting unit will be sold or otherwise disposed of.  These circumstances could lead to our net book value exceeding our market capitalization which is another indicator of a potential impairment in goodwill.  First, the fair value of each reporting unit is compared to its carrying value to determine whether an indication of impairment exists.  Goodwill on our balance sheet is related to the acquisitions of Bradington-Young and Opus Designs and is unique to each of these business units.  Second, if impairment is indicated, then the fair value of the reporting unit’s goodwill is determined by allocating the unit’s fair value to its assets and liabilities (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination on the impairment test date.  The amount of impairment for goodwill is measured as the excess of the carrying value of the reporting unit over its fair value.

When estimating fair values of a reporting unit for our goodwill impairment test, we use a combination of an income approach and a market approach which incorporates both management’s views and those of the market.  The income approach provides an estimated fair value based on each reporting unit’s anticipated cash flows that are discounted using a weighted average cost of capital rate.  The market approach provides an estimated fair value based on our market capitalization that is computed using the market price of our common stock and number of shares outstanding on our measurement date.  The estimated fair values computed using the income approach and the market approach are then weighted and combined into a single fair value.  The primary assumptions used in the income approach are estimated cash flows and weighted average cost of capital.  Estimated cash flows are primarily based on projected revenues, operating costs and capital expenditures and are discounted based on comparable industry average rates for weighted average cost of capital.

The estimated fair values of our reporting units were negatively impacted by significant reductions in estimated cash flows for the income approach component and a significant reduction in our market capitalization for the market approach component of our fair value estimation process.  Our goodwill was initially recorded in connection with the acquisitions of Bradington-Young and Opus Designs, which occurred when the US economy was much stronger, estimates of revenue, margin and cash flow growth were much greater, and our market capitalization was at higher levels.  Our goodwill impairment analysis lead us to conclude that there would be no remaining implied fair value attributable to our goodwill and accordingly, we recorded a non−cash impairment charge of $3.8 million for the year ended February 1, 2009.

Trade names and trademarks are related to the acquisitions of Bradington-Young, Sam Moore and Opus Designs.  The circumstances which impact the valuation of goodwill could also be an indicator of impairment of trade names or trademarks, as could changes in legal circumstances, marketing plans or customer demand.  In conjunction with our evaluation of goodwill and the cash flows generated by the business units, we evaluated the carrying value of trade names and trademarks using the relief from royalty method, which values the trademark by estimating the savings achieved by ownership of the trade name when compared to licensing the name from an independent owner.  Our trade name analysis led us to conclude that the Bradington-Young trade name was impaired and accordingly we recorded a non-cash impairment charge of $1.1 million for the year ended February 1, 2009.

NOTE 7 – ACQUISITIONS

On April 28, 2007, Hooker Furniture completed its acquisition of substantially all of the assets of Bedford, Virginia-based Sam Moore Furniture Industries, Inc., a manufacturer of upscale occasional chairs with an emphasis on fabric-to-frame customization in the upper-medium to high-end price niches.  We operate the business as Sam Moore Furniture LLC.  Hooker acquired the Sam Moore operation for an aggregate purchase price of $12.1 million, consisting of $10.3 million in cash (net of cash acquired), $1.5 million in assumed liabilities and acquisition-related fees of $333,000.

Based on an appraisal of the assets of Sam Moore, the fair value of those assets exceeded the purchase price.  This $3.6 million excess over purchase price was allocated as a reduction to the fair value of property, plant and equipment and intangible assets in determining their recorded values.

The recorded values of the assets acquired and liabilities assumed were:
April 28, 2007
Current assets	$8,668
Property, plant and equipment	3,076
Intangible assets	396
Total assets acquired	12,140
Current liabilities assumed	1,487
Net assets acquired	$10,653

On December 14, 2007, we completed our acquisition of Opus Designs Furniture LLC, a specialist in imported moderately-priced youth bedroom furniture.  We have integrated this business with our existing imported wood and metal furniture business and will offer this brand to customers as Opus Designs by Hooker.  We acquired the accounts receivable, inventory, intangible assets and goodwill of Opus Designs Furniture LLC for an aggregate purchase price of $5.4 million, consisting of $5.3 million in cash and acquisition-related fees of $54,000.

The recorded values of the assets acquired and liabilities assumed were:
December 14, 2007
Current assets	$2,876
Goodwill and intangible assets	2,557
Total assets acquired	$5,433

NOTE 8 – RECLASSIFICATIONS AND REVISIONS

We made a change in accounting principle in fiscal 2009 to classify shipping and warehousing costs associated with the distribution of finished products to our customers, as well as certain supply chain and operations management expenses,  as cost of sales (previously recorded in selling, general and administrative expense).  We believe this accounting principle is preferable because the classification of these shipping and warehousing costs in cost of sales better reflects the cost of producing, selling and distributing our products.  The reclassification due to this change in accounting principle amounted to $16.8 million in fiscal 2009, $15.5 million in fiscal 2008, $2.4 million in the 2007 two-month transition period and $20.9 million in fiscal 2006.

We determined that in the Consolidated Statements of Cash Flows the cash payments related to our life insurance policies should be reported as investing activities rather than operating activities, therefore we increased “net cash provided by operating activities” by $167,000 in fiscal 2008, $46,000 in the 2007 two-month transition period, and $1.5 million in fiscal 2006, with a corresponding increase in “net cash used in investing activities” in each respective period.  We reviewed the impact of this error on the prior periods in accordance with SEC Staff Accounting Bulletin No. 99, “Materiality,” and determined that the error was not material to the prior periods.

NOTE 9 – SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

	Fifty-Two	Fifty-Three	Two-Months	Twelve
	Weeks Ended	Weeks Ended	Ended	Months Ended
	February 1,	February 3,	January 28,	November 30,
	2009	2008	2007	2006
Restricted stock grants, net of forfeitures	$85	$85	$74	$62
Donation of showroom facilities		1,082
Liabilities assumed in connection with acquisition of Sam Moore Furniture		1,487
Note received in connection with the sale of the Pleasant Garden, N.C. facility				400

NOTE 10 – LONG-TERM DEBT
	February 1,	February 3,
	2009	2008
Term loan	$5,218	$7,912
Less current maturities	2,899	2,694
Long-term debt, less current maturities	$2,319	$5,218

The term loan bears interest at a variable rate, 1.0% on February 1, 2009 and 5.3% on February 3, 2008 and is unsecured.  Principal and interest payments are due quarterly through September 1, 2010.  We have entered into an interest rate swap agreement that in effect provides for a fixed rate of interest of 4.1% on the term loan.  See “Note 11 – Derivatives.”  On February 1, 2009 and February 3, 2008, the carrying value of the term loan approximated fair value.

We also have a revolving credit facility that is unsecured and provides for borrowings of up to $15.0 million at variable interest rates, 1.0% on February 1, 2009 and 5.3% on February 3, 2008.  Up to $3.0 million of the revolving credit line may be used for the issuance of letters of credit.  Interest is payable monthly.  No borrowings were outstanding under the revolving credit line as of February 1, 2009 or February 3, 2008.  As of February 1, 2009, we had an aggregate $12.6 million available under this revolving credit facility to fund working capital needs.  Outstanding letters of credit under that line which is used to collateralize certain insurance arrangements and for imported product purchases amounted to $2.4 million as of February 1, 2009.  The revolving credit line expires on March 1, 2011.  On February 19, 2009, we amended our credit facility with Bank of America, N.A.  The amendment, effective as of January 1, 2009 modified the definition of “Cash Flow” to exclude all non-cash charges, including goodwill and intangible asset impairment from the calculation of Cash Flow for purposes of the Company’s Debt Service Coverage Ratio under the credit agreement; and increased the Commitment Fee and the fee for LIBOR Loans and Letters of Credit under the credit agreement.  All other terms were unchanged.

The credit agreement for the term loan and the revolving credit facility contains customary representations and warranties, covenants and events of default, including financial covenants as to minimum tangible net worth, debt service coverage, the ratio of funded debt to earnings before interest, taxes, depreciation and amortization, and maximum capital expenditures.  We were in compliance with these covenants as of February 1, 2009.

As of February 1, 2009, aggregate future maturities for our long-term debt were $2.9 million in fiscal 2010 and $2.3 million in fiscal 2011.

NOTE 11 – DERIVATIVES

We use interest rate swap agreements to manage variable interest rate exposures on the majority of our long-term debt.  The notional principal value of our currently outstanding swap agreement is substantially equal to the outstanding principal balance of the corresponding debt instrument.  We believe that this swap agreement is effective in managing the volatility of future cash flows associated with interest payments on variable rate debt.  We account for interest rate swap agreements as cash flow hedges.

In February 2003, in connection with the refinancing of our bank debt, we terminated an interest rate swap agreement that in effect provided a fixed interest rate of 7.4% on our term loan and entered into a new interest rate swap agreement.  The new swap agreement is on substantially the same terms as the terminated agreement, except that it provides for a fixed interest rate of 4.1% through 2010 on the term loan.  We made a $3.0 million payment to terminate the former swap agreement, which is being amortized as interest expense over the remaining repayment period for the related term loan, resulting in an effective fixed interest rate of approximately 7.4% on the term loan.

The aggregate fair market value of our swap agreement decreases when interest rates decline and increases when interest rates rise.  Overall, interest rates have declined since the inception of our swap agreement.  The aggregate decrease in the fair market value of the effective portion of the agreement of $142,000 ($229,000 pretax) as of February 1, 2009, $191,000 ($311,000 pretax) as of February 3, 2008 and $69,000 ($111,000 pre-tax) as of January 28, 2007 is reflected under the caption “accumulated other comprehensive income (loss)” in the consolidated balance sheets.  See “Note 12 – Other Comprehensive Income (Loss).”

NOTE 12 – OTHER COMPREHENSIVE INCOME (LOSS)
	Fifty-Two	Fifty-Three	Two-Months	Twelve
	Weeks Ended	Weeks Ended	Ended	Months Ended
	February 1,	February 3,	January 28,	November 30,
	2009	2008	2007	2006
Net income (loss)	$6,910	$19,655	$(18,415)	$14,138
(Loss) gain on interest rate swaps	(126)	(256)	56	88
Less amount of swaps’ fair value reclassified to interest expense	205	58	9	101
Unrealized gain (loss) on interest rate swaps	79	(198)	65	189
Unrealized accumulated actuarial gain on Supplemental
Retirement Income Plan (deferred compensation)	653
Other comprehensive income (loss) before tax	732	(198)	65	189
Income tax expense (benefit)	276	(76)	25	72
Other comprehensive income (loss), net of tax	456	(122)	40	117
Comprehensive income (loss)	$7,366	$19,533	$(18,375)	$14,255

NOTE 13 – EMPLOYEE BENEFIT PLANS

Employee Savings Plans

We sponsor a tax-qualified 401(k) plan covering substantially all employees.  This plan assists employees in meeting their savings and retirement planning goals through employee salary deferrals and discretionary matching contributions made by the company.  Company contributions to the plan amounted to $617,000 in fiscal 2009, $574,000 in fiscal 2008, $112,000 in the 2007 two-month transition period, and $489,000 in fiscal 2006.

Executive Benefits

Through fiscal 2008 we provided salary continuation and supplemental executive retirement benefits to certain management employees, which consisted of individual contracts with participants to pay amounts as specified in each agreement upon retirement, disability or death.  The supplemental executive retirement arrangements also provided for benefit payments to participants upon a change in control of the Company as defined in the agreements.  These agreements were unfunded and all benefits were payable solely from the general assets of the Company.  We accounted for our obligation to each participant individually on the accrual basis in accordance with the terms of the underlying agreements.  The total accrued liabilities relating to these agreements approximated $5.6 million as of February 3, 2008.  These amounts are included in “accrued salaries, wages and benefits” and “deferred compensation” in the consolidated balance sheets.  The cost of the program amounted to $2.0 million in fiscal 2008, $342,000 in the 2007 two-month transition period and $2.7 million in fiscal 2006.

Effective for fiscal 2009, we replaced these agreements with a new supplemental retirement income plan (“SRIP”).  The SRIP provides monthly payments to participants or their designated beneficiaries based on the participant’s “final average monthly earnings” and “specified percentage” participation level as defined in the plan, subject to a vesting schedule that may vary for each participant.  The benefit is payable for a 15-year period following the participant’s termination of employment due to retirement, disability or death.  In addition, the monthly retirement benefit for each executive, regardless of age, becomes fully vested and the present value of that benefit is paid to each participant in a lump sum upon a change in control of the Company as defined in the plan.  The SRIP is unfunded and all benefits are payable solely from the general assets of the Company.

Fifty-two
Weeks ended
February 1, 2009
Amount recognized in the consolidated balance sheet:
Current liabilities	$175
Non-current liabilities	5,606
Total	$5,781

Net periodic benefit cost
Service cost	$750
Interest cost	350
Net periodic benefit cost	1,100

Other changes recognized in accumulated other comprehensive income
Net (gain) loss arising during period	(653)
Total recognized in net periodic benefit cost and accumulated other comprehensive income	$447

The financial status of the plan at February 1, 2009 is as follows:
Fifty-two
Weeks ended
February 1, 2009
Change in benefit obligation:
Beginning benefit obligation	$5,601
Service cost	750
Interest cost	350
Benefits paid	(267)
Actuarial loss (gain)	(653)
Ending benefit obligation	$5,781

Change in plan assets:
Beginning fair value of plan assets
Employer contributions	$267
Benefits paid	(267)
Ending fair value of plan assets
Funded status at end of year	$(5,781)

We also provide a life insurance program for certain executives.  The life insurance program provides death benefit protection for these executives during employment.  Coverage under the program automatically terminates when the executive terminates employment with Hooker Furniture Corporation for any reason, other than death, or when the executive attains age 65, whichever occurs first.  The life insurance policies funding this program are owned by the Company with a specified portion of the death benefits payable under those policies endorsed to the insured executives’ designated beneficiaries.

Mr. Douglas C. Williams, our former President and Chief Operating Officer retired effective October 31, 2006.  Mr. Williams was offered an early retirement arrangement in late August 2006.  Consequently, we recorded $1.4 million in compensation expense for benefits payable to him under the SRIP and other early retirement benefits payable the 2006 third quarter related to Mr. Williams early retirement arrangement.  Substantially all of Mr. Williams’ retirement benefits were paid during fiscal 2008.

Performance Grants

On April 30, 2008, the Compensation Committee of our board of directors awarded two performance grants to certain senior executives under the 2005 Stock Incentive Plan.  Payments under each fixed dollar grant will be based on our cumulative earnings per share (“EPS”) and average annual return on equity (“ROE”) for the grant’s designated performance and service period.  The respective performance periods for the two grants are the fiscal two-year period ending January 31, 2010 and the fiscal three-year period ending January 30, 2011.  Payment, if any, under each performance grant will be paid in cash, shares of our common stock or a combination of both, at the discretion of the Compensation Committee.

These performance grants have been classified as liabilities since the (i) settlement amount for each grant will not be known until after the applicable performance period is completed and (ii) settlement of the grants may be made in common stock, cash or a combination of both.  The estimated cost of each grant will be recorded as compensation expense over the respective performance periods when it becomes probable that the EPS and ROE performance targets will be achieved.  The expected cost of the grants will be revalued each reporting period.  As assumptions change regarding the expected achievement of target performance levels, a cumulative adjustment will be recorded and future compensation expense will increase or decrease based on the currently projected performance levels.  If we determine that it is not probable that the minimum EPS and ROE performance thresholds for the grants will be met, no further compensation cost will be recognized and any previously recognized compensation cost will be reversed.  A maximum of $3.2 million could be paid under these grants.  As of February 1, 2009 no compensation expense has been recorded for these performance grants.

Employee Stock Ownership Plan

In January 2007, we terminated our leveraged employee stock ownership plan (the “ESOP”) which provided retirement benefits for substantially all employees.  As a result of the ESOP termination, approximately 1.2 million shares of previously unallocated shares of Hooker Furniture Corporation common stock held by the ESOP were allocated to eligible employees, resulting in an $18.4 million, non-cash, non-tax deductible charge to earnings in January 2007 with a corresponding increase in shareholders’ equity.  To effect the termination of the ESOP, we redeemed and retired approximately 1.2 million of the shares of Hooker Furniture Corporation common stock held by the ESOP, with proceeds to the ESOP of $17.2 million (or $15.01 per share).  The ESOP used the proceeds to repay the outstanding balance on the ESOP loan.

Prior to the termination, we recorded non-cash ESOP cost for the number of shares that it committed to release to eligible employees at the average closing market price of Hooker Furniture Corporation common stock during each period.  Those shares were treated as outstanding for computing earnings per share. “Unearned ESOP shares” in shareholders’ equity was reduced by the aggregate cost basis in the shares that were committed to be released.  Those shares had a cost basis of $6.25 per share.  “Common stock” was increased by the aggregate average market price in excess of the cost basis of those shares.

Dividends paid on allocated shares held by the ESOP were charged against retained earnings in the consolidated balance sheets.  Dividends paid on unallocated shares were in effect recorded as a reduction of principal and interest on the ESOP Loan.  The cost of the ESOP amounted to:

	Fifty-Two	Fifty-Three	Two-Months	Twelve
	Weeks Ended	Weeks Ended	Ended	Months Ended
	February 1,	February 3,	January 28,	November 30,
	2009	2008	2007	2006
Average fair market value per share				$16.12
Number of shares committed to be released (in whole shares)				164,156
Non-cash ESOP cost				2,646
Administrative cost	$88	$49	$11	86
Total ESOP cost	$88	$49	$11	$2,732

Allocated shares held by the ESOP pending distribution to employees were 1.7 million as of February 3, 2008 and 2.2 million as of January 28, 2007.  All shares were distributed to employees and the trust was terminated in October 2008.

NOTE 14 – SHARE-BASED COMPENSATION

The Hooker Furniture Corporation 2005 Stock Incentive Plan (“Stock Plan”) permits incentive awards of restricted stock, restricted stock units, stock appreciation rights and performance grants to key employees and non-employee directors.  A maximum of 750,000 shares of the Company’s common stock was approved for issuance under the Stock Plan.  We expect to issue restricted stock or other forms of stock-based compensation awards to eligible directors and employees under the plan.  We issued restricted stock awards to each non-employee member of the board of directors in January 2006, 2007, 2008 and 2009.  These shares will vest if the director remains on the board through a 36-month service period or may vest earlier in accordance with terms specified in the Stock Plan.  During fiscal 2006, 784 of 4,851 shares were forfeited and 147 shares vested.  During fiscal 2009, the remaining 3,920 of these shares vested.  The grant-date fair value of stock awards issued during the fiscal 2009 fourth quarter was $8.12 per share,  $19.61 per share  for stock awards issued during the fiscal 2008 fourth quarter, $15.23 per share for stock awards issued during the 2007 two-month transition period and $15.31 for stock awards issued during the fiscal 2006 first quarter.

We account for these awards as “non-vested equity shares.”  The awards outstanding as of February 1, 2009 had an aggregate grant-date fair value of $244,000, after taking vested and forfeited shares into account.  As of February 1, 2009, we have recognized non-cash compensation expense of approximately $85,000 related to these non-vested awards and $62,000 for shares that have vested.  The remaining $160,000 of grant-date fair value will be recognized over the remaining months of the vesting periods for these awards.

For each restricted common stock issuance, the following table summarizes the actual number of shares that have been issued/vested/forfeited, the weighted average issue price of those shares on the grant date, the fair value of each grant on the grant date, compensation expense recognized for the non-vested shares of each grant and the remaining fair value of the non-vested shares of each grant as of February 1, 2009:

	Whole	Grant-Date	Aggregate	Compensation	Grant-Date Fair Value
	Number of	Fair Value	Grant-Date	Expense	Unrecognized At
	Shares	Per Share	Fair Value	Recognized	February 1, 2009
Shares Issued on January 16, 2006
Issued	4,851	$15.31	$74
Forfeited	(784)	15.31	(12)
Vested	(4,067)	15.31	(62)	$62
Balance				62

Shares Issued on January 15, 2007
Issued	4,875	$15.23	74	51	$23

Shares Issued on January 15, 2008
Issued	4,335	$19.61	85	31	54

Shares Issued on January 15, 2009
Issued	10,474	$8.12	85	2	83

Awards outstanding at February 1, 2009:	19,684		$244	$146	$160

NOTE 15 – EARNINGS (LOSS) PER SHARE

Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period.  Unearned ESOP shares are not considered outstanding for purposes of calculating basic or diluted earnings per share.  Diluted earnings per share reflects the potential dilutive effect of securities that could share in our earnings.  In January 2006, 2007, 2008, and 2009 we issued restricted stock awards to non-employee members of the board of directors under the Stock Plan, and expect to continue to grant these awards to non-employee board members in the future.  As of February 1, 2009, February 3, 2008, January 28, 2007, and November 30, 2006 there were 19,684, 13,130, 8,795 and 3,920 shares, respectively, of restricted stock outstanding, net of forfeitures and vested shares on each date.  Restricted shares awarded that have not yet vested are considered when computing diluted earnings per share.

	Fifty-Two	Fifty-Three	Two-Months	Twelve
	Weeks Ended	Weeks Ended	Ended	Months Ended
	February 1,	February 3,	January 28,	November 30,
	2009	2008	2007	2006

Net income	$6,910	$19,655	$(18,415)	$14,138

Weighted average shares outstanding for basic earnings per share	11,060	12,442	12,113	11,951
Dilutive effect of restricted stock awards	6	4		2
Weighted average shares outstanding for diluted earnings per share	11,066	12,446	12,113	11,953

Basic earnings per share	$0.62	$1.58	$(1.52)	$1.18

Diluted earnings per share	$0.62	$1.58	$(1.52)	$1.18

NOTE 16 – INCOME TAXES

The provision for income taxes:

	Fifty-Two	Fifty-Three	Two-Months	Twelve
	Weeks Ended	Weeks Ended	Ended	Months Ended
	February 1,	February 3,	January 28,	November 30,
	2009	2008	2007	2006
Current expense
Federal	$5,660	$7,937	$2,000	$10,792
State	99	953	362	1,050
Total current expense	5,759	8,890	2,362	11,842

Deferred (benefit) expense
Federal	(2,237)	2,609	(519)	(2,833)
State	232	15	(543)	(440)
Total deferred (benefit) expense	(2,005)	2,624	(1,062)	(3,273)
Income tax expense	$3,754	$11,514	$1,300	$8,569

In connection with the termination of the ESOP, we wrote off the related deferred tax asset in the amount of $855,000 in January 2007.  The effective income tax rate differed from the federal statutory tax rate as follows:

	Fifty-Two	Fifty-Three	Two-Months	Twelve
	Weeks Ended	Weeks Ended	Ended	Months Ended
	February 1,	February 3,	January 28,	November 30,
	2009	2008	2007	2006

Income taxes at statutory rate	35.0%	35.0%	35.0%	35.0%
Increase (decrease) in tax rate resulting from:
State taxes, net of federal benefit	1.9	2.0	(0.7)	1.7
Non-cash charitable contribution of appreciated inventory	(1.1)	(0.3)	0.1	(0.3)
Employee stock ownership plan		(0.7)	(42.0)	0.3
Captive insurance assessments		0.3		0.7
Officer’s life insurance	(0.9)	(0.9)	(0.2)	(0.4)
Other	0.3	1.5	0.2	0.7
Effective income tax rate	35.2%	36.9%	(7.6)%	37.7%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities were:

	February 1,	February 3,
	2009	2008
Assets
Deferred compensation	$2,179	$2,156
Interest rate swaps	79	117
Allowance for bad debts	832	674
State income taxes	510	780
Restructuring	17	393
Property, plant and equipment	298	107
Intangible assets	669
Other	172	89
Total deferred tax assets	4,756	4,316
Liabilities
Inventories	70	328
Employee benefits	379	359
Intangible assets		971
Other	7	87
Total deferred tax liabilities	456	1,745
Net deferred tax asset	$4,300	$2,571

As of February 1, 2009, $3.5 million of deferred income taxes was classified as “other long-term assets” and $835,000 was classified as “other current assets” in the consolidated balance sheets.  At February 3, 2008, $2.3 million of deferred income taxes was classified as “other long-term assets” and $312,000 was classified as “other current assets” in the consolidated balance sheets.  We expect to fully utilize the deferred tax assets in future periods when the amounts become deductible, consequently no valuation allowance was recorded as of February 1, 2009 or February 3, 2008.

At February 1, 2009 and February 3, 2008, we had net loss carryovers for state income tax purposes, the state tax effect net of federal taxes of which was $145,000 and $361,000 respectively.  At February 1, 2009 and February 3, 2008, we had state income tax credit carryovers of $340,000 and $320,000, respectively.  The state loss and credit carryovers begin to expire in 2021 and 2018, respectively.

A portion of the change in the net deferred income tax asset (liability) relates to unrealized gains and losses on interest rate swaps and our supplemental retirement plan (deferred compensation) that are classified in “accumulated other comprehensive income (loss)” in the consolidated balance sheets.  The related income taxes amounted to deferred expense of $276,000 in fiscal 2009, a deferred benefit of $76,000 in fiscal 2008 and deferred expense of $25,000 in the 2007 two-month transition period, and $72,000 in fiscal 2006.

On January 29, 2007, we adopted Financial Accounting Standards Interpretation No. 48, Accounting for Uncertainty in Income Taxes, or FIN 48.  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109, Accounting for Income Taxes.  FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures and transition.

A reconciliation of beginning and ending unrecognized tax benefits is as follows:

Fifty-Three
Weeks Ended
February 3,
2008
Balance at January 29, 2007 (net of interest)	$845,000
Increase due to positions taken during prior period	45,000
Settlements	(890,000)
Balance at February 3, 2008	$

We had no material unrecognized tax benefits at February 1, 2009, and there were no material increases or decreases in unrecognized tax benefits during fiscal 2009.

Upon adoption of FIN 48 we elected to classify interest and penalties recognized in accordance with FIN 48 as income tax expense.  Interest and penalties charged to tax expense during fiscal 2008 were $24,000.  No interest or penalties were charged to tax expense during fiscal 2009.  Accrued interest and penalties in addition to these unrecognized tax benefits amounted to $87,000 as of January 29, 2007.  No interest or penalties were accrued as of February 1, 2009 or February 3, 2008.

Tax years beginning December 1, 2004, through February 3, 2008 remain subject to examination by major jurisdictions.

NOTE 17 –SUPPLIER COMMITMENTS

In fiscal 2009 we advanced payments to one of our finished goods suppliers against our purchase orders placed with that supplier.  The purpose of the advances was to facilitate the supplier’s purchase of raw materials in order to ensure timely delivery of furniture shipments to us.  The current balance of the advances is approximately $107,000.  We also assisted the supplier in obtaining additional bank financing by issuing a standby letter of credit in the amount of $600,000, which expires in July 2009, as security for that financing.  In conjunction with the issuance of the letter of credit, we entered into a security agreement with the supplier, which provides us with a security interest in certain assets of the supplier and its shareholders.  Our maximum exposure under the advances and the standby letter of credit as of February 1, 2009 is approximately $707,000, which we believe to be adequately secured under this arrangement.

NOTE 18 – RESTRUCTURING CHARGES AND ASSETS HELD FOR SALE

We have incurred significant restructuring and asset impairment charges since 2000 in connection with the closing of our domestic wood furniture manufacturing facilities.  These charges included severance and related benefits for terminated employees, asset impairment charges to write down real and personal property to fair market value (as determined based on market prices for similar assets in similar condition) less selling costs, and factory disassembly and other related costs to prepare each facility for sale.

Pretax restructuring and asset impairment charges increased operating income by 0.4% of net sales in fiscal 2009 and decreased operating income by 0.1% of net sales in fiscal 2008, 6.1% of net sales in the 2007 two-month transition period,  and  2.0% of net sales in fiscal 2006.

During fiscal 2009 we recorded aggregate restructuring credits of $951,000 ($592,000 after tax, or $0.05 per share) principally for:

•	previously accrued health care benefits principally for the Martinsville and Roanoke, Va. facilities which are not expected to be paid ($834,000), and

•	previously accrued environmental monitoring costs at the Kernersville, N.C. and Martinsville, Va. facilities, which are not expected to be paid ($117,000).

During fiscal 2008 we recorded aggregate restructuring and asset impairment charges of $309,000 ($190,000 after tax, or $0.02 per share) principally for:

•	additional asset impairment, disassembly and exit costs associated with the March 2007 closing of the Martinsville, Va. domestic wood manufacturing facility ($553,000); net of

•
a restructuring credit of $244,000, principally for previously accrued health care benefits for the Pleasant Garden, N.C., Martinsville, Va. and Roanoke, Va. facilities, which are not expected to be paid.

During the 2007 two-month transition period, we recorded aggregate restructuring and asset impairment charges of $3.0 million ($1.8 million after tax, or $0.15 per share) principally related to:

•
severance and related benefits for approximately 280 hourly and salaried employees at the Martinsville, Va. manufacturing facility who were terminated ($2.3 million) and additional asset impairment charges for the estimated costs to sell the Martinsville, Va. facility ($655,000).

The real and personal property at the Martinsville facility were sold during the fiscal year 2008 third and fourth quarters for an aggregate $3.5 million in cash, net of selling expenses.

In December 2007, we donated two showrooms formerly operated by Bradington-Young, located in High Point, N.C., which had a fair market value of $1.1 million to a local university.

During fiscal 2006 we recorded aggregate restructuring and asset impairment charges of $6.9 million ($4.3 million after tax, or $0.36 per share) principally for:

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

In October 2006, we completed the sale of the Roanoke, Va. plant for $2.2 million, net of selling costs.

In May 2006, we completed the sale of the Pleasant Garden facility.  Aggregate proceeds from that sale, including proceeds from equipment auctions at both the Pleasant Garden facility and Martinsville plywood facility held in December 2005, amounted to $1.5 million ($1.1 million in cash and a note receivable for $400,000), net of selling expenses.

The following table sets forth the significant components of and activity related to the accrued restructuring and asset impairment charges for fiscal year 2006, the 2007 two-month transition period and fiscal years 2008 and 2009:

	Severance and	Asset		Pretax	After-Tax
	Related Benefits	Impairment	Other	Amount	Amount

Accrued balance at November 30, 2005	$789		$218	$1,007

Restructuring charges accrued during fiscal 2006	1,257	$5,523	101	6,881	$4,266
Non-cash charges		(5,523)		(5,523)
Cash payments	(1,364)		(116)	(1,480)
Accrued balance at November 30, 2006	682		203	885

Restructuring charges accrued during the 2007 two-month transition period	2,318	655		2,973	$1,843
Non-cash charges		(655)		(655)
Cash payments	(17)		(3)	(20)
Accrued balance at January 28, 2007	2,983		200	3,183

Restructuring charges accrued during fiscal 2008	(244)	25	528	309	$190
Non-cash charges		(25)		(25)
Cash payments	(1,910)		(535)	(2,445)
Accrued balance at February 3, 2008	829		193	1,022

Restructuring credits accrued during fiscal 2009	(834)		(117)	(951)	$(592)
Cash payments	5		(31)	(26)
Accrued balance at February 1, 2009	$	$	$45	$45

Accrued restructuring charges are included in “accrued salaries, wages and benefits,” “other accrued expenses” and “other long-term liabilities” in the consolidated balance sheets.  The expenses are included in “restructuring (credits) charges” in the consolidated statements of operations.

NOTE 19 – SEGMENT INFORMATION

We are organized and report our results of operations in one operating segment that designs, imports, manufactures and markets residential furniture products, principally in North America.  The nature of the products, production processes, distribution methods, types of customers and regulatory environment are similar for substantially all of our products.

NOTE 20 – COMMITMENTS, CONTINGENCIES AND OFF BALANCE SHEET ARRANGEMENTS

We lease warehousing facilities, showroom space, and an upholstery frame plant and certain manufacturing, office and computer equipment under leases expiring over the next five years.  Rent expense was $2.5 million in fiscal 2009, $2.2 million in fiscal 2008, $406,000 in the fiscal 2007 two-month transition period, and $2.4 million in fiscal 2006.  Future minimum annual commitments under leases and operating agreements amount to $3.6 million in fiscal 2010, $1.5 million in fiscal 2011, $861,000 in fiscal 2012, $729,000 in fiscal 2013, $717,000 in fiscal 2014 and $185,000 thereafter.

We had letters of credit outstanding totaling $2.4 million on February 1, 2009.  We utilize letters of credit to collateralize certain imported inventory purchases and certain insurance arrangements.

In the ordinary course of its business, we may become involved in legal proceedings involving contractual and employment relationships, product liability claims, intellectual property rights and a variety of other matters.  We do not believe that any pending legal proceedings will have a material impact on our financial position or results of operations.

NOTE 21 – CONCENTRATIONS OF SOURCING RISK

We source imported products through over 40 different vendors, from 59 separate factories, located in seven countries.  Because of the large number and diverse nature of the foreign factories from which we can source our imported products, we have some flexibility in the placement of products in any particular factory or country.

Factories located in China have become an important resource for Hooker Furniture.  In fiscal year 2009, imported products sourced from China accounted for approximately 90% of import purchases, and the factory in China from which we directly source the most product accounted for approximately 46% of our worldwide purchases of imported product.  A sudden disruption in our supply chain from this factory, or from China in general, could significantly impact our ability to fill customer orders for products manufactured at that factory or in that country.  If such a disruption were to occur, we believe that we would have sufficient inventory to adequately meet demand for approximately four months.  Also, with the broad spectrum of product we offer, we believe that, in some cases, buyers could be offered similar product available from alternative sources.  We believe that we could, most likely at higher cost, source most of the products currently sourced in China from factories in other countries and could produce certain upholstered products domestically at our own factories.  However, supply disruptions and delays on selected items could occur for approximately six months.  If we were to be unsuccessful in obtaining those products from other sources, or at comparable cost, then a sudden disruption in the supply chain from our largest import furniture supplier, or from China in general, could have a short-term material adverse effect on our results of operations.  Given the capacity available in China and other low-cost producing countries, we believe the risks from these potential supply disruptions are manageable.

NOTE 22 – QUARTERLY DATA (Unaudited)

	Fiscal Quarter
	First	Second	Third	Fourth
2009
Net sales	$71,027	$64,628	$68,996	$56,511
Cost of sales	54,291	50,501	53,319	42,767
Gross profit	16,736	14,127	15,677	13,744
Selling and administrative expenses	12,786	11,264	11,530	10,400
Net income	2,605	2,074	2,950	(719)
Basic and diluted earnings per share	$0.23	$0.18	$0.27	$(0.07)

2008
Net sales	$77,294	$73,441	$83,768	$82,298
Cost of sales	59,179	53,953	60,779	61,145
Gross profit	18,115	19,488	22,989	21,153
Selling and administrative expenses	12,037	11,560	13,664	14,478
Net income	4,286	4,858	5,911	4,600
Basic and diluted earnings per share	$0.33	$0.39	$0.48	$0.39

Shipping and warehousing costs for periods prior to the 2009 fourth quarter have been reclassified from selling and administrative expenses to cost of sales in order to conform to the current method of presentation.  The reclassification due to this change in accounting principle amounted to $16.8 million in fiscal 2009 and $15.5 million in fiscal 2008.  For 2009 we reclassified; $4.6 million, $4.2 million, $4.1 million and $3.9 million for quarters one, two, three and four respectively.  For fiscal 2008 we reclassified; $4.0 million, $3.5 million, $3.6 million and $4.4 million for quarters one, two, three and four respectively.

During fiscal 2009, we recorded $4.9 million ($3.1 million after tax, or $0.28 per share) in goodwill and intangible asset impairment charges.

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

EXHIBIT INDEX

EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed as part of this report on 10-K:

(1)	The following financial statements are included in this report on Form 10-K:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of February 1, 2009 and February 3, 2008

Consolidated Statements of Operations for the fifty-two weeks ended February 1, 2009, the fifty-three weeks ended February 3, 2008, the two-month transition period ended January 28, 2007 and the twelve months ended November 30, 2006

Consolidated Statements of Cash Flows for the fifty-two weeks ended February 1, 2009, the fifty-three weeks ended February 3, 2008, the two-month transition period ended January 28, 2007 and the twelve months ended November 30, 2006

Consolidated Statements of Shareholders’ Equity for the twelve months ended November 30, 2006, the two-month transition period ended January 28, 2007, the fifty-three weeks ended February 3, 2008 and the fifty-two weeks ended February 1, 2009

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
Second Amendment to Credit Agreement dated as of February 27, 2008, among the Company and Bank of America, N.A. as lender and agent (incorporated by reference to Exhibit 4.3(c) of the Company’s Annual Report on Form 10-K (SEC File No. 000-25349) filed April 16, 2008)

4.3(d)
Third Amendment to Credit Agreement dated as of February 19, 2009, between the Company and Bank of America, N.A.  (incorporated by reference to Exhibit 4.3(d) of the Company’s Annual Report on Form 10-K (SEC File No. 000-25349) filed on February 20, 2009)

Pursuant to Regulation S-K, Item 601(b)(4)(iii), instruments evidencing long-term debt not exceeding 10% of the Company’s total assets have been omitted and will be furnished to the Securities and Exchange Commission upon request.

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

10.1(b)(ii)	First Amendment to the Supplemental Retirement Income Plan, dated as of May 24, 2007 incorporated by reference to Exhibit 10.1(b)(ii) of Form 10-K (SEC File No. 000-25349) filed on April 16, 2008

10.1(b)(iii)
2008Amendment and Restatement of the Hooker Furniture Corporation Supplemental Retirement Income Plan, effective as of December 31, 2008 incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (SEC File No. 000-25349) filed on November 19, 2008*

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
Employment Agreement, dated June 15, 2007, between Alan D. Cole and the Company incorporated by reference to Exhibit 10.1(h) of the Company’s Annual Report on Form 10-K (SEC File No. 000-25349) filed on April 16, 2008

10.1(i)
Employment Agreement, dated June 3, 2008, between Alan D. Cole and the Company incorporated by reference to Exhibit 10.1(i) of the Company’s Annual Report on Form 10-K (SEC File No. 000-25349) filed on June 5, 2008

10.2(a)	Credit Agreement, dated April 30, 2003, between Bank of America, N.A., and the Company (See Exhibit 4.3(a))

10.2(b)	First Amendment to Credit Agreement, dated as of February 18, 2005, among the Company, the Lenders party thereto, and Bank of America, N.A., as agent (See Exhibit 4.3(b))

10.2(c)	Second Amendment to Credit Agreement, dated as of February 27, 2008, among the Company and Bank of America, N.A., as lender and agent (See Exhibit 4.3(c))

10.2(d)	Third Amendment to Credit Agreement dated as of February 19, 2009, between Company and Bank of America, N.A. (See Exhibit 4.3(d))

18	Preferability letter for a change in accounting principle related to the classification of shipping and warehousing costs as cost of sales (filed herewith)

21	List of Subsidiaries:

Bradington-Young LLC, a Virginia limited liability company
Sam Moore Furniture LLC, a Virginia limited liability company

23	Consent of Independent Registered Public Accounting Firm (filed herewith)

31.1	Rule 13a-14(a) Certification of the Company’s principal executive officer (filed herewith)

31.2	Rule 13a-14(a) Certification of the Company’s principal financial officer (filed herewith)

32.1
Rule 13a-14(b) Certification of the Company’s principal executive officer and principal financial officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

*Management contract or compensatory plan