Form 10-Q
period 2009-05-03
HOOKER FURNITURE CORP
filed 2009-06-15
CIK 1077688

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended May 3, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).      Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated Filer ☐	Accelerated filer ☒
Non-accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of June 12, 2009

Common stock, no par value	10,771,912
(Class of common stock)	(Number of shares)

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

HOOKER FURNITURE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, including share data)
(Unaudited)

	May 3,	February 1,
	2009	2009
Assets
Current assets
Cash and cash equivalents	$26,205	$11,804
Trade accounts receivable, less allowance for doubtful accounts of $1,917 and $2,207 on each date	25,557	30,261
Inventories	47,139	60,248
Income tax recoverable	397	186
Prepaid expenses and other current assets	3,718	4,550
Total current assets	103,016	107,049
Property, plant and equipment, net	24,478	24,596
Intangible assets	4,123	4,805
Cash surrender value of life insurance policies	14,059	13,513
Other assets	3,703	3,504
Total assets	$149,379	$153,467

Liabilities and Shareholders’ Equity
Current liabilities
Trade accounts payable	$6,612	$8,392
Accrued salaries, wages and benefits	2,282	2,218
Other accrued expenses	2,974	2,279
Current maturities of long-term debt	2,953	2,899
Total current liabilities	14,821	15,788
Long-term debt, excluding current maturities	1,560	2,319
Deferred compensation	5,852	5,606
Other long-term liabilities	34	44
Total liabilities	22,267	23,757

Shareholders’ equity
Common stock, no par value, 20,000 shares authorized, 10,772 shares issued and outstanding on each date	17,015	16,995
Retained earnings	109,840	112,450
Accumulated other comprehensive income	257	265
Total shareholders’ equity	127,112	129,710
Total liabilities and shareholders’ equity	$149,379	$153,467

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

HOOKER FURNITURE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Thirteen Weeks Ended
	May 3	May 4,
	2009	2008

Net sales	$52,063	$71,027

Cost of sales	40,836	54,291

Gross profit	11,227	16,736

Selling and administrative expenses	11,181	12,786

Intangible asset impairment charge	673

Operating (loss) income	(627)	3,950

Other (expense) income, net	(3)	187

(Loss) income before income taxes	(630)	4,137

Income tax (benefit) expense	(174)	1,532

Net (loss) income	$(456)	$2,605

(Loss) earnings per share:
Basic	$(0.04)	$0.23
Diluted	$(0.04)	$0.23

Weighted average shares outstanding:
Basic	10,752	11,533
Diluted	10,757	11,539

Cash dividends declared per share	$0.10	$0.10

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

HOOKER FURNITURE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Thirteen Weeks Ended
	May 3,	May 4,
	2009	2008
Cash flows from operating activities
Cash received from customers.	$56,838	$74,776
Cash paid to suppliers and employees	(39,872)	(64,232)
Income taxes paid, net	(156)	(2,061)
Interest (paid) received, net	(128)	161
Net cash provided by operating activities	16,682	8,644

Cash flows from investing activities
Purchase of property, plant and equipment	(602)	(473)
Proceeds received on the sale of property and equipment	9
Premiums paid on life insurance policies	(280)	(283)
Proceeds received on life insurance policies	374	357
Net cash used in investing activities	(499)	(399)

Cash flows from financing activities
Purchases and retirement of common stock		(856)
Cash dividends paid	(1,077)	(1,156)
Payments on long-term debt	(705)	(655)
Net cash used in financing activities	(1,782)	(2,667)

Net increase in cash and cash equivalents	14,401	5,578
Cash and cash equivalents at beginning of period	11,804	33,076
Cash and cash equivalents at end of period	$26,205	$38,654

Reconciliation of net income to net cash provided by operating activities
Net (loss) income	$(456)	$2,605
Depreciation and amortization	730	574
Non-cash restricted stock awards and performance grants	20	148
Provision for doubtful accounts	183	96
Deferred income tax (benefit) expense	(141)	187
Asset impairment charge	673
Changes in assets and liabilities:
Trade accounts receivable	4,521	3,584
Inventories	13,109	4,405
Prepaid expenses and other assets	(83)	(465)
Trade accounts payable	(1,780)	(532)
Accrued salaries, wages and benefits	64	(1,125)
Accrued income taxes		(716)
Other accrued expenses	(382)	(442)
Deferred compensation	192	325
Other long-term liabilities	32
Net cash provided by operating activities	$16,682	$8,644

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

HOOKER FURNITURE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar and share amounts in tables, except per share amounts, in thousands unless otherwise indicated)
(Unaudited)
For the Thirteen Weeks Ended May 3, 2009

1.	Preparation of Interim Financial Statements

The condensed consolidated financial statements of Hooker Furniture Corporation and subsidiaries (referred to as “we,” “us,” “our,” “Hooker” or the “Company”) have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”).  In the opinion of management, these statements include all adjustments necessary for a fair statement of the results of all interim periods reported herein.  All such adjustments are of a normal recurring nature.  Certain information and footnote disclosures prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) are condensed or omitted pursuant to SEC rules and regulations.  However, we believe that the disclosures made are adequate for a fair presentation of results of operations and financial position.  Operating results for the interim periods reported herein may not be indicative of the results expected for the year.  These financial statements should be read in conjunction with the audited condensed consolidated financial statements and accompanying notes included in our annual report on Form 10-K for the fiscal year ended February 1, 2009.

The financial statements contained herein are being filed as part of a quarterly report on Form 10-Q covering the thirteen-week period (also referred to as “three months,” “three-month period,” “quarter” or “quarterly period”) that began February 2, 2009 and ended on May 3, 2009.  These financial statements also include the thirteen-week period that began February 4, 2008 and ended on May 4, 2008.

References to the 2010 fiscal year and comparable terminology in the notes to the consolidated financial statements mean the fiscal year that began February 2, 2009 and will end January 31, 2010.  References to the 2009 fiscal year and comparable terminology in the notes to the consolidated financial statements mean the fiscal year that began February 4, 2008 and ended February 1, 2009.

We made a change in accounting principle in fiscal 2009 to classify shipping and warehousing costs associated with the distribution of finished products to our customers, as well as certain supply chain and operations management expenses,  as cost of sales (previously recorded in selling, general and administrative expense).  We believe this accounting principle is preferable because the classification of these shipping and warehousing costs in cost of sales better reflects the cost of producing, selling and distributing our products.  The reclassification due to this change in accounting principle amounted to $4.6 million for the 2009 first quarter.

2.	Inventories

	May 3,	February 1,
	2009	2009
Finished furniture	$52,405	$64,865
Furniture in process	836	900
Materials and supplies	7,412	8,207
Inventories at FIFO	60,653	73,972
Reduction to LIFO basis	13,514	13,724
Inventories	$47,139	$60,248

3.	Property, Plant and Equipment

	May 3,	February 1,
	2009	2009
Buildings and land improvements	$23,676	$23,676
Machinery and equipment	3,690	3,665
Furniture and fixtures	27,189	26,656
Other	3,887	3,886
Total depreciable property at cost	58,442	57,883
Less accumulated depreciation	36,279	35,695
Total depreciable property, net	22,163	22,188
Land	1,357	1,357
Construction in progress	958	1,051
Property, plant and equipment, net	$24,478	$24,596

4.          Intangible Assets

	May 3,	February 1,
	2009	2009
Non-amortizable Intangible Assets
Trademarks and trade names – Bradington-Young	$2,616	$3,289
Trademarks and trade names – Sam Moore	396	396
Trademarks and trade names – Opus Designs	1,057	1,057
Total trademarks and trade names	4,069	4,742
Amortizable Intangible Assets
Non-compete agreements	700	700
Furniture designs	100	100
Total amortizable intangible assets	800	800
Less accumulated amortization	746	737
Net carrying value	54	63
Intangible assets	$4,123	$4,805

During the 2010 first quarter, the continuing economic recession has resulted in steepening year-over-year declines in net sales for each of our businesses.  In evaluating the carrying value of our trade names using the relief from royalty method, we determined that the Bradington-Young trade name was further impaired compared to the adjusted carrying value we recorded for that trade name as of February 1, 2009.  As a result we recorded an additional intangible asset impairment charge of $673,000 during the 2010 first quarter.

5.           Other Comprehensive Income

	Thirteen Weeks Ended
	May 3,	May 4,
	2009	2008

Net (loss) income	$(456)	$2,605
(Loss) gain on interest rate swaps	(19)	2
Portion of swap agreement’s fair value reclassified to interest expense	62	46
Unrealized gain on interest rate swaps	43	48
Portion of accumulated actuarial gain on Supplemental Retirement
Income Plan reclassified to deferred compensation expense	(55)
Other comprehensive (loss) income before tax	(12)	48
Income tax benefit (expense)	4	(18)
Other comprehensive (loss) income, net of tax	(8)	30
Comprehensive (loss) income	$(464)	$2,635

6.           Accounting Pronouncements

In December 2007, the FASB issued a revision to SFAS No. 141R, “Business Combinations.”  The objective of this Statement is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. To accomplish that, this statement establishes principles and requirements for how the acquirer:  a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree;  b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  Early adoption of this standard is not permitted.  Consequently, we adopted the standard in our fiscal year 2010 first quarter, which began February 2, 2009.  The adoption of SFAS 141R did not have an impact on our financial position or results of operations.

In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133.”  The objective of this statement is to require enhanced disclosures about an entity’s derivative and hedging activities and to improve the transparency of financial reporting.  This statement changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.   This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. This statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption.  Consequently, we adopted this standard effective with our fiscal year 2010 first quarter, which began February 2, 2009.  The adoption of SFAS No. 161 did not have a material impact on our financial position or results of operations.

On April 9, 2009 the FASB issued FASB Staff Position (“FSP”) FAS 107-1 and Accounting Principles Board (“APB”) 28-1, “Interim Disclosures about Fair Value of Financial Instruments”. This statement requires disclosures about the fair value of financial instruments for annual and interim reporting periods of publicly traded companies. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. FSP FAS 107-1 and APB 28-1 is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity may early adopt this FSP only if it also elects to early adopt FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, and FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. This FSP does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, this FSP requires comparative disclosures only for periods ending after initial adoption. We expect to adopt this standard during our fiscal 2010 second quarter, which began on May 4, 2009. The adoption of this standard is not expected to have a material impact on our financial position or results of operations.

On April 9, 2009 the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” FSP FAS 157-4 provides additional guidance for estimating fair value in accordance with Statement No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased and provides additional guidance on the Statement No. 157 disclosure requirements. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP FAS 157-4 is effective for interim and annual reporting periods ending after June 15, 2009, and should be applied prospectively. Early adoption is permitted for periods ending after March 15, 2009. Earlier adoption for periods ending before March 15, 2009 is not permitted. If a reporting entity elects to adopt early FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, or FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, the reporting entity also is required to adopt early this FSP.  Additionally, if the reporting entity elects to adopt early this FSP, FSP FAS 115-2 and FAS 124-2 also must be adopted early.  This FSP does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, this FSP requires comparative disclosures only for periods ending after initial adoption. We expect to adopt this standard during our fiscal 2010 second quarter. The adoption of this standard is not expected to have a material impact on our financial position or results of operations.

7.           Supplier Commitments

In fiscal year 2009 we advanced payments to one of our finished goods suppliers against our purchase orders placed with that supplier.  The purpose of the advances was to facilitate the supplier’s purchase of raw materials in order to ensure timely delivery of furniture shipments to us.  The current balance of the advances is approximately $1,000.  We also assisted the supplier in obtaining additional bank financing by issuing a standby letter of credit in the amount of $600,000, which expires in July 2009, as security for that financing.  In conjunction with the issuance of the letter of credit, we entered into a security agreement with the supplier, which provides us with a security interest in certain assets of the supplier and its shareholders.  Our maximum exposure under the advances and the standby letter of credit as of May 3, 2009 is approximately $601,000, which we believe to be adequately secured under this arrangement.

8.           Earnings Per Share

Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period.  Diluted earnings per share reflects the potential dilutive effect of securities that could share in our earnings.  Restricted shares awarded to non-employee members of the board of directors that have not yet vested are considered when computing diluted earnings per share.  As of May 3, 2009, there were approximately twenty thousand shares of non-vested restricted stock outstanding.

	Thirteen Weeks Ended
	May 3,	May 4,
	2009	2008

Net (loss) income	$(456)	$2,605

Weighted average shares outstanding for basic earnings per share	10,752	11,533
Dilutive effect of non-vested restricted stock awards	5	6
Weighted average shares outstanding for diluted earnings per share	10,757	11,539

Basic (loss) earnings per share	$(0.04)	$0.23
Diluted (loss) earnings per share	$(0.04)	$0.23

9.           Share-Based Compensation

The Hooker Furniture Corporation 2005 Stock Incentive Plan permits incentive awards of restricted stock, restricted stock units, stock appreciation rights and performance grants to key employees and non-employee directors.  We have issued annual restricted stock awards to each non-employee member of the board of directors since January 2006.  These shares will vest if the director remains on the board through a 36-month service period or may vest earlier in accordance with terms specified in the plan. We account for these awards as “non-vested equity shares.”  For each restricted common stock issuance, the following table summarizes the actual number of shares that have been issued/vested/forfeited, the weighted average issue price of those shares on the grant date, the fair value of each grant on the grant date, compensation expense recognized for the non-vested shares of each grant and the remaining fair value of the non-vested shares of each grant as of May 3, 2009:

	Whole	Grant-Date	Aggregate	Compensation	Grant-Date Fair Value
	Number of	Fair Value	Grant-Date	Expense	Unrecognized At
	Shares	Per Share	Fair Value	Recognized	May 3, 2009
Shared Issued on January 16, 2006
Issued	4,851	$15.31	$74
Forfeited	(784)	15.31	(12)
Vested	(4,067)	15.31	(62)	$62
				62
Shares Issued on January 15, 2007
Issued	4,875	$15.23	74	58	$16
Shares Issued on January 15, 2008
Issued	4,335	$19.61	85	38	47
Shares Issued on January 15, 2009
Issued	10,474	$8.12	85	9	76

Awards outstanding at May 3, 2009:	19,684		$244	$167	$139

10.           Interest Rate Swaps (Derivative Financial Instruments)

We may enter into swap agreements to hedge against the potential impact of increases in interest rates on our debt instruments.  By using swap agreements to hedge exposures to changes in interest rates, we expose ourselves to credit risk and market risk.  Credit risk is the failure of the counterparty to perform under the terms of the swap agreement.  We attempt to minimize this credit risk by entering into transactions with high-quality counterparties.  Market risk is the adverse effect on the value of the swap agreement that results from a change in interest rates.  The market risk associated with interest-rate contracts is managed by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken.

We are party to an interest rate swap agreement that in effect provides for a fixed interest rate of 4.1% through 2010 on our term loan.  In addition in 2003, we terminated a similar swap agreement, which in effect provided a fixed interest rate of approximately 7.4% on that term loan.  We made a $3.0 million payment to terminate that former swap agreement, which is being amortized over the remaining repayment period of the loan, resulting in an effective fixed interest rate of approximately 7.4% on the term loan.  We account for our interest rate swap agreements as a cash flow hedges and recognize the fair value of our existing agreement and the unamortized portion of the termination payment on the balance sheet in shareholders’ equity under the caption “accumulated other comprehensive income”.  The related gains or losses on these instruments are recorded through comprehensive income and accordingly are included in accumulated other comprehensive income on the balance sheet until recognized in net income. The gains or losses on these transactions are recognized in net income in the periods in which interest expense on our term note (the related hedged item) is recognized in net income.

The aggregate fair market value of our interest rate swap agreements decreases when interest rates decline and increases when interest rates rise.  Overall, interest rates have declined since the inception of our swap agreements.  The aggregate decrease in the fair market value of the effective portion of the existing agreement and the unamortized balance of the termination payment of $116,000 ($187,000 pretax) as of May 3, 2009 and $142,000 ($229,000 pretax) as of February 1, 2009 is reflected under the caption “accumulated other comprehensive income” in the condensed consolidated balance sheets.  Substantially all of the aggregate pre-tax decrease in fair market value of the agreement is expected to be reclassified into interest expense during the next twelve months.

At May 3, 2009 we were party to one derivative financial instrument, as described in the following table:

		Fixed
	Notional	Interest
Agreement	Amount	Rate	Expiration Date	Fair Value
Interest rate swap	$4,513	3.09%	September 1, 2010	$(98)

Fair Value Disclosure of Derivative Instruments

In accordance with SFAS No. 157, “Fair Value Measurements” (SFAS No. 157) and SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (SFAS No. 161), on a combined basis, the following table represents the required quantitative disclosures at May 3, 2009.

Fair Value as of May 3, 2009
	Carrying Value and		Quoted Prices in	Significant
	Balance Sheet Location		Active Markets	Other	Significant
	As of May 3, 2009		for Identical	Observable	Unobservable
	Other Accrued	Other Long	Instruments	Inputs	Inputs
	Expenses	Term Liabilities	(Level 1)	(Level 2)	(Level 3)
Swap designated as cash flow hedging instrument:
Interest rate swap	$ (80)	$ (18)		$ (98)

	Thirteen Weeks Ended
	May 3,	May 4,
	2009	2008
Swap designated as cash flow hedging instrument:
(Loss) gain recognized in other comprehensive income	(19)	2
(Loss) reclassified from AOCI into interest expense, net	62	46

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

This quarterly report on Form 10-Q includes our unaudited condensed consolidated financial statements for the thirteen week (also referred to as “three months,” “three-month period,” “quarter” or “quarterly period”) period ended May 3, 2009.  This report discusses our results of operations for the period compared to the fiscal year 2009 thirteen-week first quarter that ended May 4, 2008 and our financial condition as of May 3, 2009.  References in this report to the 2010 fiscal year or comparable terminology refer to the fiscal year that began February 2, 2009 and will end January 31, 2010.

In the fiscal year 2009 fourth quarter we reclassified shipping and warehousing costs from selling and administrative expenses to cost of sales in our condensed consolidated financial statements and accompanying notes.  Accordingly, these costs have also been reclassified for prior periods to conform to the new method of presentation.  We reclassified $4.6 million for the 2009 first quarter.

Overview

We have seen a growing consumer preference for lower-priced, high-quality imported furniture products since 2001.  Led by the change in consumer demand, from 2003 to 2008 we systematically increased our focus on high-quality imported home furnishings with a coordinated exit from domestic wood furniture manufacturing.  We closed our last domestic wood manufacturing plant during the fiscal year 2008 first quarter and completed the sale of all manufacturing assets no longer needed in the business in December 2007.  As a result, we have replaced a domestic operating model for wood furniture, which had high overhead and high fixed costs, with a low overhead, variable cost import model. We are now focused on imported wood and metal furniture, as well as both domestically produced and imported upholstered home furnishings.  Maintaining domestic upholstered furniture manufacturing allows us to offer four to six week turnaround on orders for custom leather and fabric upholstered seating and remains an important part of our strategy.

Since the fall of 2006, our business has been impacted by low levels of consumer confidence and a weakening housing market.  By late 2008, this malaise, exacerbated by weak credit markets, had spread to the broader U.S. economy.  As a result, the residential home furnishings industry has seen an unprecedented decline in demand for its products.  Steepening year-over-year declines in net sales have continued through the fiscal year 2010 first quarter.

Results of operations for the thirteen-week first quarter ended May 3, 2009 reflect the continuing deterioration in the retail environment for home furnishings. Discretionary purchases of furniture, particularly at the upper-middle price points where we compete, have been highly affected by consumer confidence.  Current economic factors, such as rising unemployment, high energy and food costs and a difficult housing and mortgage market, have resulted in a weak retail environment.  We believe however, that our business model provides us with the flexibility necessary to adjust to changing market conditions by controlling inventory purchases from suppliers. We also believe that the current economic downturn is temporary and upon economic recovery, we will be well positioned to respond quickly to increased demand.

Following are the principal factors that impacted the Company’s results of operations during the quarterly period ended May 3, 2009:

•
Net sales declined by $19.0 million, or 26.7%, to $52.1 million during the fiscal year 2010 first quarter compared to net sales of $71.0 million during the fiscal year 2009 first quarter.  This decline reflects the continuing year-over-year declines in incoming order rates we have experienced in all operating units since the fiscal 2006 third quarter, resulting from the industry-wide slow down in business at retail.

•
Operating loss for the fiscal year 2010 first quarter was $627,000, or 1.2% of net sales, compared to operating income of $4.0 million, or 5.6% of net sales, in the fiscal 2009 first quarter principally due to lower net sales, higher fixed operating and domestic upholstery overhead costs as a percent of net sales, as well as an impairment charge of $673,000 for the value of the Bradington-Young trade name.

Results of Operations

The following table sets forth the percentage relationship to net sales of certain items included in the condensed consolidated statements of operations.

	Thirteen Weeks Ended
	May 3,	May 4,
	2009	2008
Net sales	100.0%	100.0%
Cost of sales	78.4	76.4
Gross profit	21.6	23.6
Selling and administrative expenses	21.5	18.0
Intangible asset impairment charge	1.3
Operating (loss) income	(1.2)	5.6
Other (expense) income, net		0.3
(Loss) income before income taxes	(1.2)	5.8
Income tax (benefit) expense	(0.3)	2.2
Net (loss) income	(0.9)	3.7

Net sales for the fiscal year 2010 first quarter declined to $52.1 million compared to $71.0 million for the fiscal 2009 first quarter, principally due to lower unit volume attributed to the continued industry-wide slow down in business at retail.  Almost every product line and category reported lower sales in the 2010 first quarter compared to the 2009 first quarter, with the exception of Opus Designs by Hooker youth bedroom and our new Envision product line, which was recently introduced to address the needs of a younger consumer.

Unit volume decreased for Hooker imported and domestically produced wood and metal furniture, Bradington-Young domestic and imported leather upholstered furniture and Sam Moore domestic and imported upholstered furniture compared to the fiscal 2009 first quarter. Sales of imported wood and metal furniture and upholstery declined approximately 25% from the prior year quarter, while domestic upholstery sales declined approximately 30% in the same period.

Overall, average selling prices increased during the fiscal year 2010 first quarter compared to the fiscal year 2009 first quarter primarily due to selling price increases implemented during fiscal year 2009 in reaction to cost increases for imported finished goods and raw materials.  Imported wood and metal furniture average selling prices increased as a result of price increases partially offset by higher discounting, while selling prices of imported upholstery declined slightly due to heavier discounting and the mix of products shipped.  Domestic leather upholstered furniture average selling prices increased slightly principally due to an overall increase in per unit pricing, however overall domestic upholstery prices declined due to the mix of leather and fabric products shipped.  The modest decline in imported leather upholstery prices was due to the mix of products shipped and higher discounting on slower-moving products.

Overall, gross profit margin decreased to 21.6% of net sales in the fiscal year 2010 first quarter compared to 23.6% in the fiscal 2009 first quarter, mainly as a result of higher fixed overhead as a percentage of net sales due to significantly lower unit volume for domestically produced upholstered products.  While gross margins for wood and metal furniture improved slightly in the fiscal year 2010 first quarter compared to the fiscal 2009 first quarter, margins for upholstered furniture declined.

Selling and administrative expenses decreased to $11.2 million, or 21.5% of net sales for the fiscal year 2010 first quarter, compared to $12.8 million, or 18.0% of net sales for the fiscal year 2009 first quarter.  The decrease in spending was principally due to lower selling expenses attributed to lower sales volume as well as to certain cost reduction initiatives undertaken in response to lower sales volume, partially offset by a higher provision for bad debts. Selling and administrative expenses increased as a percentage of net sales, from 18.0% for the fiscal year 2009 first quarter to 21.5% for the fiscal year 2010 first quarter due to lower net sales.

In evaluating the carrying value of our trade names using the relief from royalty method, we determined that the Bradington-Young trade name was further impaired compared to the adjusted carrying value we recorded for that trade name as of February 1, 2009.  As a result we recorded an additional intangible asset impairment charge of $673,000 ($419,000 or $0.04 per share, after tax) during the 2010 first quarter.

Excluding the effect of the intangible asset impairment charge, operating profitability for the fiscal 2010 first quarter still declined year over year compared to the fiscal 2009 first quarter, primarily as a result of lower gross profit margins and higher fixed costs as a percent of sales due to lower sales volumes.  The following table reconciles operating income as a percentage of net sales ("operating margin") to operating margin excluding this charge as a percentage of net sales for each period:

	Thirteen Weeks Ended
	May 3,	May 4,
	2009	2008
Operating margin, including asset impairment charge	(1.2)%	5.6%
Intangible asset impairment charge	1.3
Operating margin, excluding asset impairment charge	0.1%	5.6%

The operating margin excluding the impact of the asset impairment charge is a “non-GAAP” financial measure.  We provide this information because we believe it is useful to investors in evaluating our ongoing operations.  Non-GAAP financial measures are intended to provide insight into selected financial information and should be evaluated in the context in which they are presented.  These measures are of limited usefulness in evaluating  our overall financial results presented in accordance with GAAP and should be considered in conjunction with the consolidated condensed financial statements, including the related notes included elsewhere in this report.

As a result of the above, we realized an operating loss for the fiscal year 2010 first quarter of $627,000, or 1.2% of net sales, compared to operating income of $4.0 million, or 5.6% of net sales in the fiscal year 2009 first quarter.

Other (expense) income, net amounted to a $3,000 loss for the fiscal year 2010 first quarter compared to income of $187,000 for the fiscal year 2009 first quarter.  This decline was the result of a decrease in interest income, due to lower cash and cash equivalent balances and lower rates of return earned on those balances in the fiscal year 2010 first quarter.

We recorded an income tax benefit of $174,000 for the fiscal year 2010 first quarter and $1.5 million expense for the fiscal year 2009 first quarter. Our effective tax rate decreased to 27.6% for the fiscal year 2010 first quarter from 37.0% during the fiscal year 2009 first quarter.  The effective rate decreased in the fiscal year 2010 first quarter principally due to an increase in the non-taxable cash surrender value growth of our life insurance policies and non-cash charitable contributions of appreciated finished goods inventory as a percentage of pretax income, although the dollar amount of these items remained relatively stable year-over-year.

Fiscal year 2010 first quarter net loss was $456,000, or $0.04 per share, compared to net income of $2.6 million, or $0.23 per share, in the fiscal year 2009 first quarter.

Outlook

The year over year declines in quarterly incoming orders, which began in the Fall of 2006, continued during the fiscal year 2010 first quarter.  We expect that retail conditions will continue to be sluggish for the second quarter of the fiscal year but we expect to see the typical improvement in business during the second half of 2010.  However, general economic conditions will continue to have an impact on our performance.  We are taking the following actions to address near term challenges to our profitability:

•	deferring, reducing or eliminating certain spending plans;
•	continuing to refine the management of our supply chain, warehousing and distribution operations; and
•	also continuing to reduce our inventory levels to reflect current business conditions and lower sales volumes.

Our domestic upholstery manufacturing operations have been particularly impacted by the prolonged sales downturn due to higher fixed overhead costs as a percentage of our reduced net sales.  To mitigate the impact of these sales declines we are:

•	pursuing additional distribution channels and offering an array of new products and designs that we believe will generate additional sales growth;
•	taking actions to streamline our domestic upholstery operating organization and reduce operating expenses at our Sam Moore Furniture operations; and,
•	continuing to evaluate our manufacturing capacity utilization, work schedules and operating costs to better match costs to current sales volume levels.

 Financial Condition, Liquidity and Capital Resources

Balance Sheet and Working Capital

As of May 3, 2009, assets totaled $149.4 million, decreasing from $153.5 million at February 1, 2009, principally due to decreases in inventories, accounts receivable, prepaid expenses and other current assets, and intangible assets,  partially offset by increases in cash and cash equivalents and cash surrender value of life insurance policies.  Shareholders’ equity at May 3, 2009 decreased slightly to $127.1 million, compared to $129.7 million at February 1, 2009, due to the net loss for the quarter and dividends paid or accrued.  Long-term debt, including current maturities, decreased to $4.5 million at May 3, 2009 from $5.2 million at February 1, 2009, as a result of a scheduled debt repayment.

Working capital decreased by $3.1 million, or 3.4%, to $88.2 million as of May 3, 2009, from $91.3 million at the end of fiscal 2009, as a result of a $4.0 million decrease in current assets, partially offset by a $1.0 million decline in current liabilities.  Our working capital ratio (the relationship between our current assets and current liabilities) was 7:1 at May 3, 2009.

The decrease in current assets is principally due to decreases of $13.1 million in inventories, $4.7 million in accounts receivable and $832,000 in prepaid expenses and other current assets, partially offset by an increase of $14.4 million in cash and cash equivalents.  Accounts receivable decreased primarily due to lower sales.

Inventories decreased 21.8%, to $47.1 million as of May 3, 2009, from $60.2 million at February 1, 2009, mainly due to lower imported wood inventories, resulting from reduced purchases of finished goods inventory in response to lower incoming order rates.

The decrease in current liabilities is attributed to decreases of $1.8 million in accounts payable partially offset by an increase of $695,000 in other accrued expenses.

Cash Flows – Operating, Investing and Financing Activities

During the three months ended May 3, 2009, cash generated from operations ($16.7 million) and proceeds received on certain life insurance policies ($374,000) funded an increase in cash and cash equivalents ($14.4 million), payment of cash dividends ($1.1 million), a scheduled principal payment on long-term debt ($705,000), capital expenditures to maintain and enhance our business operating systems and facilities ($602,000) and premiums paid on life insurance policies ($280,000).

During the three months ended May 4, 2008, cash generated from operations ($8.6 million) and proceeds received on certain life insurance policies ($357,000) funded an increase in cash and cash equivalents ($5.6 million), payment of cash dividends ($1.2 million), the purchase and retirement of common stock ($856,000), a scheduled principal payment on long-term debt ($655,000), capital expenditures to maintain and enhance the Company’s business operating systems and facilities ($473,000) and premiums paid on life insurance policies ($283,000).

We used $499,000 of cash for investing activities during the first three months of fiscal year 2009 compared to $399,000 during the three-month period ended May 4, 2008.  During the fiscal year 2010 three-month period, we used $602,000 to purchase property, plant and equipment and paid premiums of $280,000 and received proceeds of $374,000 from company-owned life insurance.  In the fiscal year 2009 three-month period, we used $473,000 to purchase property, plant and equipment and paid premiums of $283,000 and received proceeds of $357,000 from company-owned life insurance.

We used $1.8 million of cash for financing activities during the first three months of fiscal year 2010 compared to $2.7 million in the three-month period ended May 4, 2008.  During the first three months of fiscal year 2010, we paid cash dividends of $1.1 million, and made payments of $705,000 on our term loan. During the first quarter of fiscal year 2009 we paid cash dividends of $1.2 million, used $856,000 to purchase and retire common stock and made a scheduled principal repayment of $655,000 on our term loan.

Swap Agreements

We may enter into swap agreements to hedge against the potential impact of increases in interest rates on our debt instruments.  By using swap agreements to hedge exposures to changes in interest rates, we expose ourselves to credit risk and market risk.  Credit risk is the failure of the counterparty to perform under the terms of the swap agreement.  We attempt to minimize this credit risk by entering into transactions with high-quality counterparties.  Market risk is the adverse effect on the value of the swap agreement that results from a change in interest rates.  The market risk associated with interest-rate contracts is managed by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken.

We are party to an interest rate swap agreement that in effect provides for a fixed interest rate of 4.1% through 2010 on our term loan.  In addition in 2003, we terminated a similar swap agreement, which in effect provided a fixed interest rate of approximately 7.4% on that term loan.  We made a $3.0 million payment to terminate that former swap agreement, which is being amortized over the remaining repayment period of the loan, resulting in an effective fixed interest rate of approximately 7.4% on the term loan.  We account for our interest rate swap agreements as a cash flow hedges and recognize the fair value of our existing agreement and the unamortized portion of the termination payment on the balance sheet in shareholders’ equity under the caption “accumulated other comprehensive income”.  The related gains or losses on these instruments are recorded through comprehensive income and accordingly are included in accumulated other comprehensive income on the balance sheet until recognized in net income. The gains or losses on these transactions are recognized in net income in the periods in which interest expense on our term note (the related hedged item) is recognized in net income.

The aggregate fair market value of our interest rate swap agreements decreases when interest rates decline and increases when interest rates rise.  Overall, interest rates have declined since the inception of our swap agreements.  The aggregate decrease in the fair market value of the effective portion of the existing agreement and the unamortized balance of the termination payment of $116,000 ($187,000 pretax) as of May 3, 2009 and $142,000 ($229,000 pretax) as of February 1, 2009 is reflected under the caption “accumulated other comprehensive income” in the condensed consolidated balance sheets.  The aggregate fair value of the active swap is $98,000 as of May 3, 2009.  The current portion of the swap is reported as Other Accrued Expenses on our balance sheet ($80,000) and the non-current portion is reported as Other Long-Term Liabilities ($18,000).  See “Note 5 – Other Comprehensive Income” to the condensed consolidated financial statements included in this report.  Substantially all of the aggregate pre-tax decrease in fair market value of the agreement is expected to be reclassified into interest expense during the next twelve months.

Debt Covenant Compliance

The credit agreement for our revolving credit facility and outstanding term loan includes, among other requirements, financial covenants as to minimum tangible net worth, debt service coverage, the ratio of funded debt to earnings before interest, taxes, depreciation and amortization, and maximum capital expenditures.  We were in compliance with these covenants as of May 3, 2009.

Liquidity, Financial Resources and Capital Expenditures

As of May 3, 2009, we had an aggregate $12.6 million available under our revolving credit facility to fund working capital needs.  Standby letters of credit in the aggregate amount of $2.4 million, used to collateralize certain insurance arrangements and for imported product purchases, were outstanding under our revolving credit facility as of May 3, 2009.  There were no additional borrowings outstanding under the revolving credit line on May 3, 2009.  Any principal outstanding under the credit line is due March 1, 2011.

We believe that we have  the financial resources (including available cash and cash equivalents, expected cash flow from operations, and lines of credit) needed to meet business requirements for the foreseeable future, including capital expenditures, working capital and repayments of outstanding debt.  Cash flow from operations is highly dependent on incoming order rates and our operating performance.  We expect to spend an additional $2.4 to $3.4 million in capital expenditures during the remainder of fiscal year 2010 to maintain and enhance our operating systems and facilities.

During the three months that ended May 3, 2009, we reduced outstanding long-term debt, including current maturities by $705,000, through scheduled debt payments.

Dividends

At its June 9, 2009 meeting, our board of directors declared a quarterly cash dividend of $0.10 per share, payable on August 28, 2009 to shareholders of record August 14, 2009.

Accounting Pronouncements

During the fiscal year 2010 first quarter, the Company adopted two new accounting pronouncements, neither of which had a material impact on the Company’s financial position or results of operations.  See “Note 6 – Accounting Pronouncements” to the condensed consolidated financial statements.

Forward-Looking Statements

Certain statements made in this report, including under  “Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations,” are not based on historical facts, but are forward-looking statements.  These statements reflect our reasonable judgment with respect to future events and typically can be identified by the use of forward-looking terminology such as “believes,” “expects,” “projects,” “intends,” “plans,” “may,” “will,” “should,” “would,” “could”  or “anticipates,” or the negative thereof, or other variations thereon, or comparable terminology, or by discussions of strategy.  Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements.  Those risks and uncertainties include but are not limited to:

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

•	risks associated with the cost of imported goods, including fluctuations in the prices of purchased finished goods and transportation and warehousing costs;

•	supply, transportation and distribution disruptions, particularly those affecting imported products;

•	adverse political acts or developments in, or affecting, the international markets from which we import products, including duties or tariffs imposed on those products;

•
risks associated with domestic manufacturing operations, including fluctuations in capacity utilization and the prices of key raw materials, transportation and warehousing costs, domestic labor costs and environmental compliance and remediation costs;

•	our ability to successfully implement our business plan to increase sales and improve financial performance;

•	achieving and managing growth and change, and the risks associated with acquisitions, restructurings, strategic alliances and international operations;

•	risks associated with distribution through retailers, such as non-binding dealership arrangements;

•	capital requirements and costs;

•	competition from non-traditional outlets, such as catalog and internet retailers and home improvement centers;

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk from changes in interest rates and foreign currency exchange rates, which could impact our results of operations and financial condition.  We manage our exposure to these risks through our normal operating and financing activities and, in some cases, through the use of interest rate swap agreements with respect to interest rates.

Our obligations under our revolving line of credit and term loan bear interest at variable rates.  The outstanding balance under our term loan, including current maturities, amounted to $4.5 million as of May 3, 2009.  We have entered into an interest rate swap agreement that, in effect, fixes the rate of interest on our term loan at 4.1% through 2010 (7.4% when the effect of a previously terminated swap agreement is taken into account when determining interest expense).  The notional principal value of the swap agreement is equal to the outstanding principal balance of the term loan.  A fluctuation in market interest rates of one percentage point (or 100 basis points) would not have a material impact on our results of operations or financial condition.  For additional discussion of our swap agreement see “Swap Agreements” in Management’s Discussion and Analysis in our annual report on Form 10-K for the year ended February 1, 2009 and in this quarterly report.

For imported products, we generally negotiate firm pricing denominated in U.S. Dollars with our foreign suppliers, for periods typically of six months to one year.  We accept the exposure to exchange rate movements beyond these negotiated periods without using derivative financial instruments to manage this risk.  The majority of our imports are purchased from China.  The Chinese currency, formerly pegged to the U.S. Dollar, now floats within a limited range in relation to the U.S. Dollar, resulting in additional exposure to foreign currency exchange rate fluctuations.

Since we transact our imported product purchases in U.S. Dollars, a relative decline in the value of the U.S. Dollar could increase the price we pay for imported products beyond the negotiated periods. We generally expect to reflect substantially all of the impact of any price increases from suppliers in the prices we charge for imported products.  However, these changes could adversely impact sales volume and profit margin during affected periods.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended May 3, 2009.  Based on this evaluation,  our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure and are effective to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

Changes in Internal Controls

There have been no changes in our internal control over financial reporting during the quarter ended May 3, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 5. Other Information

On June 10, 2009, we entered into a deferred bonus agreement with Sekar Sundararajan, our Executive Vice President – Operations.  The agreement amends and restates a deferred bonus arrangement we previously entered with Mr. Sundararajan on or about February 8, 2008 under an employment offer and an appendix to that document.  The original arrangement was amended to include certain claims procedures required under the Employee Retirement Income Security Act of 1974 and to consolidate the arrangement into one document for purposes of clarity and convenience.

Under the agreement, Mr. Sundararajan is credited with a $50,000 bonus for each of fiscal years 2009, 2010 and 2011.  If Mr. Sundararajan is continuously employed by us until the end of the next fiscal year, he is entitled to payment of the entire $50,000.  If his employment is terminated for any reason before the end of the fiscal year in which a bonus is credited, he is entitled to receive one-third of that $50,000 bonus.  If his employment is terminated for any reason during the next fiscal year, he is entitled to receive two-thirds of that $50,000 bonus.  The portion of each $50,000 bonus earned by Mr. Sundararajan is payable to him in a single lump sum cash payment as of the last day of the next fiscal year.

For a complete description of the terms of Mr. Sundararajan’s deferred bonus arrangement you may refer to his deferred bonus agreement, which has been filed as an exhibit to this report.

Item 6.  Exhibits

3.1
Amended and Restated Articles of Incorporation of the Company, as amended March 28, 2003 (incorporated by reference to Exhibit 3.1 of the Company’s Form 10-Q (SEC File No. 000-25349) for the quarter ended February 28, 2003)

3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Form 10-Q (SEC File No. 000-25349) for the quarter ended August 31, 2006)

4.1	Amended and Restated Articles of Incorporation of the Company (See Exhibit 3.1)

4.2	Amended and Restated Bylaws of the Company (See Exhibit 3.2)

10.1*	Deferred Bonus Agreement for Sekar Sundararajan, dated June 10, 2009

10.2*	Employment Package for Sekar Sundararajan

31.1*	Rule 13a-14(a) Certification of the Company’s principal executive officer

31.2*	Rule 13a-14(a) Certification of the Company’s principal financial officer

32.1*
Rule 13a-14(b) Certification of the Company’s principal executive officer and principal financial officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

____________
*Filed herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOOKER FURNITURE CORPORATION

Date: June 12, 2009	By:	/s/ E. Larry Ryder
E. Larry Ryder
Executive Vice President – Finance and
Administration and Chief Financial Officer

Exhibit Index

Exhibit No.	Description

3.1
Amended and Restated Articles of Incorporation of the Company, as amended March 28, 2003 (incorporated by reference to Exhibit 3.1 of the Company’s Form 10-Q (SEC File No. 000-25349) for the quarter ended February 28, 2003)

3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Form 10-Q (SEC File No. 000-25349) for the quarter ended August 31, 2006)

4.1	Amended and Restated Articles of Incorporation of the Company (See Exhibit 3.1)

4.2	Amended and Restated Bylaws of the Company (See Exhibit 3.2)

10.1*	Deferred Bonus Agreement for Sekar Sundararajan, dated June 10, 2009

10.2*	Employment Package for Sekar Sundararajan

31.1*	Rule 13a-14(a) Certification of the Company’s principal executive officer

31.2*	Rule 13a-14(a) Certification of the Company’s principal financial officer

32.1*
Rule 13a-14(b) Certification of the Company’s principal executive officer and principal financial officer  pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

____________
*Filed herewith