Form 10-Q
period 2009-08-02
HOOKER FURNITURE CORP
filed 2009-09-10
CIK 1077688

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended August 2, 2009

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of September 10, 2009

Common stock, no par value	10,771,912
(Class of common stock)	(Number of shares)

PART I.  FINANCIAL INFORMATION

Item 1.	Financial Statements

HOOKER FURNITURE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, including share data)
(Unaudited)

	August 2,	February 1,
	2009	2009
Assets
Current assets
Cash and cash equivalents	$35,309	$11,804
Accounts receivable, less allowance for doubtful accounts
of $1,673 and $2,207 on each date	23,144	30,261
Inventories	41,518	60,248
Prepaid expenses and other current assets	5,361	4,736
Total current assets	105,332	107,049
Property, plant and equipment, net	24,118	24,596
Intangible assets	4,175	4,805
Cash surrender value of life insurance policies	14,007	13,513
Other assets	3,581	3,504
Total assets	$151,213	$153,467

Liabilities and Shareholders’ Equity
Current liabilities
Trade accounts payable	$7,718	$8,392
Accrued salaries, wages and benefits	2,570	2,218
Other accrued expenses	2,777	2,279
Short-term borrowing	2,650
Current maturities of long-term debt	3,795	2,899
Total current liabilities	19,510	15,788
Long-term debt, excluding current maturities		2,319
Deferred compensation	6,099	5,606
Other long-term liabilities	16	44
Total liabilities	25,625	23,757

Shareholders’ equity
Common stock, no par value, 20,000 shares authorized,
10,772 shares issued and outstanding on each date	17,035	16,995
Retained earnings	108,299	112,450
Accumulated other comprehensive income	254	265
Total shareholders’ equity	125,588	129,710
Total liabilities and shareholders’ equity	$151,213	$153,467

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

HOOKER FURNITURE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 2,	August 3,	August 2,	August 3,
	2009	2008	2009	2008

Net sales	$45,978	$64,628	$98,041	$135,655
Cost of sales	36,283	50,501	77,119	104,792

Gross profit	9,695	14,127	20,922	30,863

Selling and administrative expenses	10,254	11,264	21,435	24,050

Restructuring and asset impairment (credit) charge	(60)	(258)	613	(258)

Operating (loss) income	(499)	3,121	(1,126)	7,071

Other (expense) income, net	(26)	168	(29)	355

(Loss) income before income taxes	(525)	3,289	(1,155)	7,426

Income tax (benefit) expense	(62)	1,215	(236)	2,747

Net (loss) income	$(463)	$2,074	$(919)	$4,679

(Loss) earnings per share:
Basic	$(0.04)	$0.18	$(0.09)	$0.41
Diluted	$(0.04)	$0.18	$(0.09)	$0.41

Weighted average shares outstanding:
Basic	10,752	11,234	10,752	11,383
Diluted	10,752	11,240	10,752	11,390

Cash dividends declared per share	$0.10	$0.10	$0.20	$0.20

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

HOOKER FURNITURE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Twenty Six Weeks Ended
	August 2,	August 3,
	2009	2008
Cash flows from operating activities
Cash received from customers	$105,197	$140,545
Cash paid to suppliers and employees	(77,914)	(133,656)
Income taxes paid, net	(1,021)	(4,428)
Interest (paid) received, net	(278)	286
Net cash provided by operating activities	25,984	2,747

Cash flows from investing activities
Purchase of property, plant and equipment	(1,292)	(1,303)
Proceeds received on the sale of property and equipment	13	7
Additional payments related to the acquisition of Opus Designs		(181)
Premiums paid on life insurance policies	(1,259)	(1,202)
Proceeds received on life insurance policies	986	357
Net cash used in investing activities	(1,552)	(2,322)

Cash flows from financing activities
Proceeds from short-term borrowing	4,532
Payments on short-term borrowing	(1,882)
Payments on long-term debt	(1,423)	(1,322)
Purchases and retirement of common stock		(14,073)
Cash dividends paid	(2,154)	(2,307)
Net cash used in financing activities	(927)	(17,702)

Net increase (decrease) in cash and cash equivalents	23,505	(17,277)
Cash and cash equivalents at beginning of period	11,804	33,076
Cash and cash equivalents at end of period	$35,309	$15,799

Reconciliation of net income to net cash provided
by operating activities
Net (loss) income	$(919)	$4,679
Depreciation and amortization	1,506	1,328
Non-cash restricted stock awards and performance grants	40	36
Provision for doubtful accounts	601	588
Deferred income tax (benefit) expense	(964)	258
Restructuring and asset impairment charge	613	(258)
Loss on disposal of property	101	123
Changes in assets and liabilities:
Accounts receivable	6,516	4,150
Inventories	18,730	(7,201)
Prepaid expenses and other assets	214	(219)
Trade accounts payable	(674)	345
Accrued salaries, wages and benefits	352	(560)
Other accrued expenses	(580)	(996)
Other long-term liabilities	448	474
Net cash provided by operating activities	$25,984	$2,747

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

HOOKER FURNITURE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar and share amounts in tables, except per share amounts, in thousands unless otherwise indicated)
(Unaudited)
For the Twenty Six Weeks Ended August 2, 2009

1.	Preparation of Interim Financial Statements

The condensed consolidated financial statements of Hooker Furniture Corporation and subsidiaries (referred to as “we,” “us,” “our,” “Hooker” or the “Company”) have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”).  In the opinion of management, these statements include all adjustments necessary for a fair statement of the results of all interim periods reported herein.  All such adjustments are of a normal recurring nature.  Certain information and footnote disclosures prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) are condensed or omitted pursuant to SEC rules and regulations.  However, we believe that the disclosures made are adequate for a fair presentation of our results of operations and financial position.  Operating results for the interim periods reported herein may not be indicative of the results expected for the year.  These financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in our annual report on Form 10-K for the fiscal year ended February 1, 2009.

The financial statements contained herein are being filed as part of a quarterly report on Form 10-Q covering the thirteen-week period (also referred to as “three months,” “three-month period,” “quarter” or “quarterly period”) that began May 4, 2009 and the twenty-six week period (also referred to as “six months,” “six-month period” or “first half”) that began February 2, 2009, both ending on August 2, 2009.  These financial statements also include the thirteen-week period that began May 5, 2008 and the twenty-six week period that began February 4, 2008, both ending on August 3, 2008.

References to the 2010 fiscal year and comparable terminology in the notes to the consolidated financial statements mean the fiscal year that began February 2, 2009 and will end January 31, 2010.  References to the 2009 fiscal year and comparable terminology in the notes to the consolidated financial statements mean the fiscal year that began February 4, 2008 and ended February 1, 2009.

We made a change in accounting principle in fiscal 2009 to classify shipping and warehousing costs associated with the distribution of finished products to our customers, as well as certain supply chain and operations management expenses,  as cost of sales (previously recorded in selling and administrative expenses).  We believe this accounting principle is preferable because the classification of these shipping and warehousing costs in cost of sales better reflects the cost of producing, selling and distributing our products.  The reclassification due to this change in accounting principle amounted to $4.2 million for the 2009 second quarter and $8.7 million for the 2009 first half.

2.	Inventories

	August 2,	February 1,
	2009	2009
Finished furniture	$46,719	$64,865
Furniture in process	981	900
Materials and supplies	7,165	8,207
Inventories at FIFO	54,865	73,972
Reduction to LIFO basis	13,347	13,724
Inventories	$41,518	$60,248

3.	Property, Plant and Equipment

	August 2,	February 1,
	2009	2009
Buildings and land improvements	$23,708	$23,676
Machinery and equipment	3,789	3,665
Furniture and fixtures	27,304	26,656
Other	3,965	3,886
Total depreciable property at cost	58,766	57,883
Less accumulated depreciation	36,911	35,695
Total depreciable property, net	21,855	22,188
Land	1,357	1,357
Construction in progress	906	1,051
Property, plant and equipment, net	$24,118	$24,596

During the 2010 second quarter we announced our intentions to sell or close our Woodleaf, N.C. upholstery frame plant and transition frame production for our Bradington-Young unit to our Cherryville, N.C. manufacturing facility.  Since we will continue to operate this plant until the end of calendar year 2009, we have continued to classify the assets (primarily machinery and equipment) as plant, property and equipment.  We expect to record additional depreciation of approximately $100,000 on the affected assets over the remainder of calendar year 2009, so that when the plant ceases operations, it will be recorded at its net realizable value net of selling costs.  We are actively seeking a buyer for the operation; however no offers have been received to date.

4.	Intangible Assets

	August 2,	February 1,
	2009	2009
Non-amortizable Intangible Assets
Trademarks and trade names – Bradington-Young	$2,676	$3,289
Trademarks and trade names – Sam Moore	396	396
Trademarks and trade names – Opus Designs	1,057	1,057
Total trademarks and trade names	4,129	4,742
Amortizable Intangible Assets
Non-compete agreements		700
Furniture designs	100	100
Total amortizable intangible assets	100	800
Less accumulated amortization	54	737
Net carrying value	46	63
Intangible assets	$4,175	$4,805

During the 2010 first quarter, the continuing economic recession resulted in steepening year-over-year declines in net sales for each of our businesses.  In evaluating the carrying value of our trade names using the relief from royalty method, we determined that the Bradington-Young trade name was further impaired compared to the adjusted carrying value we recorded for that trade name as of February 1, 2009.  As a result we recorded an intangible asset impairment charge of $673,000 during the 2010 first quarter.  During the 2010 second quarter, we discovered an immaterial error in the calculation of the impairment charge recorded in the 2010 first quarter and therefore recorded an impairment credit of $60,000 during the 2010 second quarter.  We reviewed the impact of this error on the prior periods in accordance with SEC Staff Accounting Bulletin No. 99, “Materiality,” and determined that the error was not material to the prior quarter.

5.	Accounts Receivable and Short-term Borrowing

	August 2,	August 3,
	2009	2008

Trade accounts receivable	21,272	24,077
Receivable from factor	3,545	8,391
Allowance for doubtful accounts	(1,673)	(2,207)
Accounts receivable	$23,144	$30,261

Short-term borrowing	$4,532
Repayments	1,882
Short-term borrowing	$2,650

We factor substantially all of our upholstery division accounts receivable without recourse.  Under our factoring agreement in effect through July 15, 2009 our ability to collect funds for factored invoices was subject to the factor’s financial stability.  In the event of bankruptcy or other liquidity shortfalls by our factor, our ability to collect invoices factored through that date, which were owned by the factor, could be impaired in that we held an unsecured position.  During July 2009, we became aware that the factor was facing liquidity concerns.  In response to that risk on July 21, 2009 we borrowed $4.5 million in uncollected receivables, the maximum amount available under our factoring arrangement.  We believe that borrowing these funds was a prudent approach to minimize the risk of loss in the event of a bankruptcy filing by the factor.  This short-term borrowing will decline as receivables are collected.  The outstanding balance of the borrowing was $2.7 million as of August 2, 2009, and $1.2 million as of September 8, 2009.  Subsequent to the end of the quarter, the factor announced that its efforts to refinance maturing debt through a tender offer of secured notes were successful, thus reducing the imminent threat of bankruptcy.

Also on July 16, 2009, we entered into a new agreement with our factor whereby we retain ownership of invoices assigned to the factor for collection, thereby substantially reducing the future credit risk with our factor for invoices due within terms of payment.

6.	Other Comprehensive Income

	Thirteen Weeks Ended		Twenty Six Weeks Ended
	August 2,	August 3,	August 2,	August 3,
	2009	2008	2009	2008
Net (loss) income	$(463)	$2,074	$(919)	$4,679
Loss on interest rate swap	(7)	(3)	(26)	(1)
Portion of swap agreement’s fair value reclassified to interest expense	56	52	118	98
Unrealized gain on interest rate swap	49	49	92	97
Portion of accumulated actuarial gain on Supplemental Retirement Income Plan reclassified to deferred compensation expense	(55)		(110)
Other comprehensive (loss) income before tax	(6)	49	(18)	97
Income tax benefit (expense)	2	(19)	7	(37)
Other comprehensive (loss) income, net of tax	(4)	30	(11)	60
Comprehensive (loss) income	$(467)	$2,104	$(930)	$4,739

7.	Accounting Pronouncements

In May 2009 the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“FAS”) No.165, “Subsequent Events”, which addresses accounting and disclosure requirements related to subsequent events.  FAS 165 requires management to evaluate subsequent events through the date the financial statements are either issued or available to be issued, depending on the company’s expectation of whether it will widely distribute its financial statements to its shareholders and other financial statement users.  Companies are required to disclose the date through which subsequent events have been evaluated.  FAS 165 is effective for interim or annual financial periods ending after June 15, 2009 and should be applied prospectively.  We adopted this standard in the fiscal year 2010 second quarter.

In June 2009 the FASB issued FAS 166, “Accounting for Transfers of Financial Assets”, the objective of which is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets.  The Board undertook this project to address (1) practices that have developed since the issuance of FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, that are not consistent with the original intent and key requirements of that Statement and (2) concerns of financial statement users that many of the financial assets (and related obligations) that have been derecognized should continue to be reported in the financial statements of transferors.  FAS 166 is effective for annual reporting periods that begin after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter.  Early application is prohibited.  This Statement must be applied to transfers occurring on or after the effective date.  We expect to adopt this standard during our fiscal 2011 first quarter.  The adoption of this standard is not expected to have a material impact on our financial position or results of operations.

In June 2009 the FASB issued FAS 167, “Amendments to FASB Interpretation No. 46(R)”, the objective of which is to improve financial reporting by enterprises involved with variable interest entities.  The Board undertook this project to address (1) the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities”, as a result of the elimination of the qualifying special-purpose entity concept in FASB Statement No. 166, “Accounting for Transfers of Financial Assets”, and (2) constituent concerns about the application of certain key provisions of Interpretation 46(R), including those in which the accounting and disclosures under the Interpretation do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity. FAS 167 is effective for annual reporting periods that begin after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter.  Early application is not permitted.  We expect to adopt this standard during our fiscal 2011 first quarter.  The adoption of this standard is not expected to have a material impact on our financial position or results of operations.

In June 2009 the FASB issued FAS 168, “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles”.  This Statement is a replacement of FASB Statement No. 162, and will become the sole source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities, will supersede all then-existing non-SEC accounting and reporting standards, and all other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative.  FAS168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  We will adopt this standard during our fiscal 2010 third quarter.

8.	Supplier Commitments

Since 2009, we have advanced payments to one of our finished goods suppliers to facilitate that supplier’s purchase of raw materials and other related items in order to help ensure timely delivery of high quality furniture products to us.  The current balance of the advances is approximately $12,000.  We also assisted that supplier in obtaining additional bank financing by issuing a standby letter of credit as security for that financing in the amount of $600,000, which as amended expires in September 2009.  In conjunction with the issuance of the letter of credit, we entered into a security agreement with the supplier, which provides us with a security interest in certain assets of the supplier and its shareholders.  Our maximum exposure under the advances and the standby letter of credit as of August 2, 2009, is approximately $612,000, which we believe to be adequately secured under this arrangement.

9.	Earnings Per Share

We use the two class method to compute basic earnings per share.  Under this method we allocate earnings to common stock and participating securities according to their participation rights in dividends declared and undistributed earnings and divide the income available to each class by the weighted average number of common shares for the period in each class.  Unvested restricted stock compensation grants are considered participating securities because the shares have the right to receive non-forfeitable dividends.  Because the participating shares have no obligation to share in net losses, we do not allocate losses to the class in this calculation.  Diluted earnings per share reflect the potential dilutive effect of securities that could share in our earnings.  Restricted shares awarded to non-employee members of the board of directors that have not yet vested are considered when computing diluted earnings per share.  We use the treasury stock method to compute diluted earnings per share, which assumes that the proceeds upon exercise are used to repurchase the entity’s stock, reducing the number of shares to be added to outstanding common stock in computing earnings per share.  As of August 2, 2009, there were approximately twenty thousand shares of non-vested restricted stock outstanding.

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 2,	August 3,	August 2,	August 3,
	2009	2008	2009	2008

Net (loss) income	$(463)	$2,074	$(919)	$4,679
Less: Unvested participating restricted stock dividends	2	1	4	3
Less: Net earnings allocated to unvested participating
restricted stock		3		6
Earnings available for common shareholders	$(465)	$2,070	$(923)	$4,670

Weighted average shares outstanding for basic
earnings per share	10,752	11,234	10,752	11,383
Dilutive effect of non-vested restricted stock awards		6		7
Weighted average shares outstanding for diluted
earnings per share	10,752	11,240	10,752	11,390

Basic earnings per share	$(0.04)	$0.18	$(0.09)	$0.41

Diluted earnings per share	$(0.04)	$0.18	$(0.09)	$0.41

10.	Share-Based Compensation

The Hooker Furniture Corporation 2005 Stock Incentive Plan permits incentive awards of restricted stock, restricted stock units, stock appreciation rights and performance grants to key employees and non-employee directors.  We have issued annual restricted stock awards to each non-employee member of the board of directors since January 2006.  These shares will vest if the director remains on the board through a 36-month service period or may vest earlier in accordance with terms specified in the plan.  We account for these awards as “non-vested equity shares.”  For each restricted common stock issuance, the following table summarizes the actual number of shares that have been issued/vested/forfeited, the weighted average issue price of those shares on the grant date, the fair value of each grant on the grant date, compensation expense recognized for the non-vested shares of each grant and the remaining fair value of the non-vested shares of each grant as of August 2, 2009:

	Whole	Grant-Date	Aggregate	Compensation	Grant-Date Fair Value
	Number of	Fair Value	Grant-Date	Expense	Unrecognized At
	Shares	Per Share	Fair Value	Recognized	August 2, 2009
Shared Issued on January 16, 2006
Issued	4,851	$15.31	$74
Forfeited	(784)	15.31	(12)
Vested	(4,067)	15.31	(62)	$62

Shares Issued on January 15, 2007
Issued	4,875	$15.23	74	64	$10
Shares Issued on January 15, 2008
Issued	4,335	$19.61	85	45	40
Shares Issued on January 15, 2009
Issued	10,474	$8.12	85	16	69

Awards outstanding at August 2, 2009:	19,684		$244	$187	$119

11.	Interest Rate Swaps (Derivative Financial Instruments)

From time to time we have entered into swap agreements to hedge against the potential impact of increases in interest rates on our debt instruments.  By using swap agreements to hedge exposures to changes in interest rates, we expose ourselves to credit risk and market risk.  Credit risk is the potential failure of the counterparty to perform under the terms of the swap agreement.  We attempt to minimize this credit risk by entering into transactions with high-quality counterparties.  Market risk is the potential adverse effect on the value of the swap agreement that results from a change in interest rates.  The market risk associated with interest-rate contracts is managed by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken.

We are party to an interest rate swap agreement that provides, in effect, for a fixed interest rate of 4.1% through 2010 on our term loan.  In addition in 2003, we terminated a similar swap agreement, which in effect provided a fixed interest rate of approximately 7.4% on that term loan.  We made a $3.0 million payment to terminate that former swap agreement, which through the periods ended August 2, 2009 was being amortized over the remaining repayment period of the loan, resulting in an effective fixed interest rate of approximately 7.4% on the term loan.  In our condensed consolidated financial statements for the periods ended August 2, 2009 we account for our interest rate swap agreement as a cash flow hedge and recognize the fair value of our existing agreement and the unamortized portion of the termination payment on the balance sheet in shareholders’ equity under the caption “accumulated other comprehensive income”.  The related gains or losses on these instruments are recorded through comprehensive income and accordingly are included in accumulated other comprehensive income on the balance sheet until recognized in net income.  The gains or losses on these transactions are recognized in net income in the periods in which interest expense on our term note (the related hedged item) is recognized in net income.

The aggregate fair market value of our interest rate swap agreements decreases when interest rates decline and increases when interest rates rise.  Overall, interest rates have declined since the inception of our swap agreement.  The aggregate decrease in the fair market value of the effective portion of the existing agreement and the unamortized balance of the termination payment of $86,000 ($137,000 pretax) as of August 2, 2009 and $142,000 ($229,000 pretax) as of February 1, 2009 is reflected under the caption “accumulated other comprehensive income” in the condensed consolidated balance sheets.

At August 2, 2009 we were party to one derivative financial instrument, as described in the following table:

		Fixed
	Notional	Interest
Agreement	Amount	Rate	Expiration Date	Fair Value
Interest rate swap	$3,795	3.09%	September 1, 2010	$(76)

Fair Value Disclosure of Derivative Instruments

The following table provides quantitative fair value disclosures regarding our interest rate swap at August 2, 2009.

Fair Value as of August 2, 2009
	Carrying Value and	Quoted Prices in	Significant
	Balance Sheet Location	Active Markets	Other	Significant
	As of August 2, 2009	for Identical	Observable	Unobservable
	Other Accrued	Instruments	Inputs	Inputs
	Expenses	(Level 1)	(Level 2)	(Level 3)
Swap designated as cash flow hedging instrument:
Interest rate swap	$(76)		$(76)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 2,	August 3,	August 2,	August 3,
	2009	2008	2009	2008
Swap designated as cash flow hedging instrument:
(Loss) gain recognized in other comprehensive income	$(7)	$(3)	$(26)	$(1)
(Loss) reclassified from AOCI into interest expense, net	56	52	118	98

12.	Subsequent Events

We have evaluated events that occurred subsequent to August 2, 2009 through the financial statement issue date of September 10, 2009 and determined that the following subsequent events should be reported.  There were no recordable subsequent events.

Amendment of Credit Agreement

On August 11, 2009, we amended our credit agreement with Bank of America.  The amendment included the following terms:

•	upon execution of the amendment, we were required to repay in full the remaining balance of the term loans outstanding under the agreement ($3.8 million, plus accrued interest);

•	effective as of July 30, 2009, the Funded Debt to EBITDA Ratio under the credit agreement has been changed from 1.25:1.0 to 2.0:1.0; and

•	effective as of July 30, 2009, the Debt Service Coverage Ratio under the credit agreement has been eliminated.

The other terms of the credit agreement, including our $15 million revolving line of credit, were unchanged.

Because the term loan is no longer outstanding, our interest rate swap related to that term loan is ineffective.  Consequently, beginning in the 2010 third quarter we will charge the fair value of the swap and future changes in its fair value against net income.  Based on the fair market value of the swap as of August 2, 2009, this will result in a pretax charge of $76,000 in the 2010 third quarter.  We will also write off the $61,000 unamortized balance related to the swap termination payment in the 2010 third quarter.

Dividends

At its September 9, 2009 meeting, our board of directors declared a quarterly cash dividend of $0.10 per share, payable on November 27, 2009 to shareholders of record November 13, 2009.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This quarterly report on Form 10-Q includes our unaudited condensed consolidated financial statements for the thirteen-week period (also referred to as “three months,” “three-month period,” “quarter” or “quarterly period”) that began May 4, 2009 and the twenty-six week period (also referred to as “six months,” “six-month period” or “first half”) that began February 2, 2009, both ending on August 2, 2009.  This report discusses our results of operations for the period compared to the fiscal year 2009 thirteen-week second quarter that began on May 5, 2008 and the twenty-six week period that began on February 4, 2008, both ending on August 3, 2008; and our financial condition as of August 2, 2009.

References in this report to:

•	the 2010 fiscal year or comparable terminology refer to the fiscal year that began February 2, 2009 and will end January 31, 2010; and
•	the 2009 fiscal year or comparable terminology refers to the fiscal year that began February 4, 2008 and ended February 1, 2009.

In the fiscal year 2009 fourth quarter we reclassified shipping and warehousing costs from selling and administrative expenses to cost of sales in our condensed consolidated financial statements and accompanying notes.  Accordingly, these costs have also been reclassified for prior periods to conform to the new method of presentation.  We reclassified $4.2 million for the 2009 second quarter and $8.7 million for the 2009 first half.

Overview

We have seen a growing consumer preference for lower-priced, high-quality imported furniture products since 2001.  Led by the change in consumer demand, from 2003 to 2008 we systematically increased our focus on high-quality imported home furnishings with a coordinated exit from domestic wood furniture manufacturing.  We closed our last domestic wood manufacturing plant during the fiscal year 2008 first quarter and completed the sale of all wood furniture manufacturing assets no longer needed in the business in December 2007.  As a result, we have replaced a domestic operating model for wood furniture, which had high overhead and high fixed costs, with a low overhead, variable cost import model.  We are now focused on imported wood and metal furniture, as well as both domestically produced and imported upholstered home furnishings.  Maintaining domestic upholstered furniture manufacturing allows us to offer four to six week turnaround on orders for custom leather and fabric upholstered seating and remains an important part of our strategy.

Since the fall of 2006, our business has been impacted by low levels of consumer confidence and a weakening housing market.  By late 2008, this malaise, exacerbated by weak credit markets, had spread to the broader U.S. economy.  As a result, the residential home furnishings industry has seen an unprecedented decline in demand for its products.  Steepening year-over-year declines in net sales have continued through the fiscal year 2010 second quarter.

Results of operations for the fiscal 2010 second quarter and first half reflect the continuing deterioration in the retail environment for home furnishings.  Discretionary purchases of furniture, particularly at the upper-middle price points where we compete, have been highly affected by low consumer confidence.  Current economic factors, such as rising unemployment and a difficult housing and mortgage market, have resulted in a weak retail environment.  We believe however, that our business model provides us with flexibility to adjust to changing market conditions by controlling inventory purchases from suppliers.  We also believe that the current economic downturn is temporary and upon economic recovery, we will be well positioned to respond quickly to increased demand.

Following are the principal factors that impacted the Company’s results of operations during the three and six-month periods ended August 2, 2009:

•
Net sales declined by $18.7 million, or 28.9%, to $46.0 million during the fiscal year 2010 second quarter compared to net sales of $64.6 million during the fiscal year 2009 second quarter.  For the first half of fiscal year 2010 sales declined $37.6 million, or 27.7% to $98.0 million, compared to $135.7 million in first half of fiscal year 2009.  This decline reflects the continuing year-over-year declines in incoming order rates we have experienced in all operating units since the fiscal 2006 third quarter, resulting from the industry-wide slow down in business at retail.

•	Gross margins in our upholstery units declined due to higher fixed costs as a percent of net sales.
•
Selling and administrative expenses decreased in absolute terms compared to the fiscal year 2009 periods, but increased as a percent of net sales due to the effect of the fixed nature of certain selling and administrative costs on the lower net sales reported in fiscal year 2010.

•
Operating loss for the fiscal year 2010 second quarter was $499,000 or 1.1% of net sales, compared to operating income of $3.1 million, or 4.8% of net sales, in the fiscal year 2009 second quarter principally due to lower net sales and  higher fixed operating and domestic upholstery overhead costs as a percent of net sales.

•
For the first half of fiscal year 2010, the operating loss was $1.1 million, or 1.2% of net sales, compared to operating income of $7.1 million, or 5.2% of net sales, in the first half of fiscal year 2009 principally due to lower net sales, higher fixed operating and domestic upholstery overhead costs as a percent of net sales and an impairment charge of $613,000 related to the Bradington-Young trade name.

Results of Operations

The following table sets forth the percentage relationship to net sales of certain items included in the consolidated statements of operations.

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 2,	August 3,	August 2,	August 3,
	2009	2008	2009	2008
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	78.9	78.1	78.7	77.3
Gross profit	21.1	21.9	21.3	22.7
Selling and administrative expenses	22.3	17.5	21.9	17.7
Restructuring and asset impairment (credit) charge	(0.1)	(0.4)	0.6	(0.2)
Operating (loss) income	(1.1)	4.8	(1.2)	5.2
Other (expense) income, net		0.3		0.3
(Loss) income before income taxes	(1.1)	5.1	(1.2)	5.5
Income tax (benefit) expense	(0.1)	1.9	(0.2)	2.0
Net (loss) income	(1.0)	3.2	(1.0)	3.5

Fiscal 2010 Second Quarter Compared to Fiscal 2009 Second Quarter

Net sales for the fiscal year 2010 second quarter declined to $46.0 million compared to $64.6 million for the fiscal 2009 second quarter, principally due to lower unit volume attributed to the continued industry-wide slow down in business at retail.  Every previously existing product line and category reported lower sales in the 2010 second quarter compared to the 2009 second quarter.  These shortfalls were partially offset by sales of our new Envision product line, which was recently introduced to address the needs of a younger consumer.

Unit volume decreased for Hooker imported and domestically produced wood and metal furniture, Bradington-Young domestic leather upholstered furniture and Sam Moore domestic and imported upholstered furniture compared to the fiscal 2009 second quarter.  Sales of imported wood and metal furniture and upholstery declined approximately 32% from the prior year quarter, while domestic upholstery sales declined approximately 21% in the same period.  Unit volume of Bradington-Young imported upholstery increased slightly during the quarter.

Overall, average selling prices were virtually unchanged during the fiscal year 2010 second quarter compared to the fiscal year 2009 second quarter as heavy discounting largely offset selling price increases implemented in September 2009 in response to cost increases for imported finished goods and raw materials.  Imported wood and metal furniture average selling prices decreased slightly as a result of higher discounting and a higher proportion of lower-priced youth and Envision furniture sold, while selling prices of imported upholstery declined significantly due to heavier discounting and the mix of products shipped.  The average selling prices for domestic leather upholstered furniture decreased slightly mostly due to aggressive discounting.  Overall domestic upholstery prices also declined due to the mix of leather and fabric products shipped.  The substantial decline in imported leather upholstery prices was due to the mix of products shipped and higher discounting on slower-moving products.

Overall, gross profit margin decreased to 21.1% of net sales in the fiscal year 2010 second quarter compared to 21.9% in the fiscal year 2009 second quarter, mainly as a result of higher production costs as a percentage of net sales due to significantly lower unit volume for domestically produced upholstered products.  While gross margins for wood and metal furniture improved significantly in the fiscal year 2010 second quarter compared to the fiscal 2009 second quarter, margins for upholstered furniture declined due to higher fixed costs as a percent of sales resulting from lower sales.

Selling and administrative expenses decreased to $10.3 million for the fiscal year 2010 second quarter, compared to $11.3 million for the fiscal year 2009 second quarter.  The decrease in spending was principally due to lower selling expenses attributed to lower sales volume as well as to certain cost reduction initiatives undertaken in response to lower sales volume.  However, selling and administrative expenses increased as a percentage of net sales, from 17.5% for the fiscal year 2009 second quarter to 22.3% for the fiscal year 2010 second quarter due to lower net sales.

During the 2010 first quarter we evaluated the carrying value of our trade names and determined that the Bradington-Young trade name was impaired compared to the adjusted carrying value we recorded for that trade name as of February 1, 2009.  As a result, we recorded an intangible asset impairment charge of $673,000 ($419,000 or $0.04 per share, after tax) during the 2010 first quarter.  During the 2010 second quarter, we discovered an error in the calculation of the impairment charge recorded in the 2010 first quarter and consequently recorded an impairment credit of $60,000 during the 2010 second quarter.

As a result of the factors discussed above, we realized an operating loss for the fiscal year 2010 second quarter of $499,000, or 1.1% of net sales, compared to operating income of $3.1 million, or 4.8% of net sales, in the fiscal year 2009 second quarter.

Other (expense) income, net amounted to a $26,000 expense for the fiscal year 2010 second quarter compared to income of $168,000 for the fiscal year 2009 second quarter.  This decline was the result of a decrease in interest income, due to lower rates of return earned on cash and cash equivalent balances and lower finance charges due to lower accounts receivable balances partially offset by slightly lower interest expense due to lower term loan balances, in the fiscal year 2010 second quarter.

We recorded an income tax benefit of $62,000 for the second quarter of fiscal 2010, and tax expense of $1.2 million for the second quarter of fiscal 2009.  The effective tax rate decreased to 11.8% for the second quarter of fiscal 2010, from 37.0% in the second quarter of fiscal 2009.  The reduction in the effective tax rate is primarily a result of the decrease in taxable income in relation to the relatively fixed permanent favorable tax adjustments for life insurance and charitable contributions and the accrual of potential interest and penalties related to changes in the timing of deductions in prior periods.

Fiscal year 2010 second quarter net loss was $463,000, or $0.04 per share, compared to net income of $2.1 million, or $0.18 per share, in the fiscal year 2009 second quarter.

Fiscal 2009 First Half Compared to the Fiscal 2008 First Half

Net sales for the fiscal year 2010 first half declined $37.6 million, or 27.7%, to $98.0 million compared to $135.7 million for the fiscal 2009 first half, largely due to lower unit volume attributed to the continued industry-wide slow down in business at retail.

First half 2010 unit volume decreased compared to the same 2009 period across all previously existing wood and upholstery product categories.  These declines were partially offset by sales of our new Envision product line, which was recently introduced to address the needs of a younger consumer.

Overall average selling prices increased slightly during the 2010 first half compared to the 2009 first half due to selling price increases implemented in September 2009 in response to higher costs for imported finished goods and raw materials which were only partly offset by aggressive discounting.  The average selling prices for imported wood furniture increased moderately due to price increases.  Domestic leather upholstery selling prices increased due to price increases implemented in 2009 to counter higher material costs.  These price increases were partially offset by lower overall average selling prices for upholstery due to heavy discounting and the higher proportion of imports and fabric upholstered products in the first half of 2010 compared to the same period in 2009.

Gross profit margin decreased to 21.3% of net sales in the fiscal 2010 first half compared to 22.7% in the fiscal 2009 first half, primarily as a result of higher production costs and discounting for upholstered products as a percentage of sales.

In the first six months of fiscal 2010, selling and administrative expenses decreased $2.6 million, or 10.9%, to $21.4 million compared with $24.0 million in the fiscal 2009 six-month period.  The decreased spending is largely due to lower selling expense attributed to lower sales volume, and reduced salaries and benefits due to staff reductions since last year, lower bonuses and severance payments in the 2009 first half.  As a percentage of net sales, selling and administrative expenses increased to 21.9% in the fiscal 2010 first six months from 17.7% in the fiscal 2009 six-month period.

During the 2010 first half, Hooker recorded a charge of $613,000 related to impairment of the Bradington-Young trade name, compared to a $258,000 restructuring credit in the first half of fiscal 2009 to reverse previously accrued health care benefits for former manufacturing employees terminated when our wood furniture plants were closed.

As a result of these factors, we realized an operating loss of $1.1 million, or 1.2% of net sales, for the first six months of fiscal 2010 compared to operating income of $7.1 million, or 5.2% of net sales, in the first six months of fiscal 2009.

Other (expense) income, net amounted to a $29,000 expense for the fiscal 2010 first half, compared to income of $355,000, for the fiscal 2009 six-month period.  This decrease was principally the result of a decrease in interest income earned on lower cash and cash equivalent balances.

We recorded an income tax benefit of $236,000 for the first six months of fiscal 2010 and $2.7 million of tax expense for the first six months of fiscal 2009.  The effective tax rate was 20.4% for the first six months of 2010 and 37.0% for the corresponding period of fiscal 2009.  The reduction in the effective tax rate is primarily a result of the decrease in taxable income in relation to the relatively fixed permanent favorable tax adjustments for life insurance and charitable contributions, and the accrual of potential interest and penalties related to changes in the timing of deductions in prior periods.

We recognized a net loss of $919,000, or $0.09 per share for the 2010 six-month period compared to net income of $4.7 million, or $0.41 per share, in the fiscal 2009 six-month period.  As a percent of net sales, the 2010 first-half loss is 1.0% compared to 2009 six-month net income of 3.5% of net sales.

Woodleaf Closing

On July 16, 2009, we decided to transition production from our Bradington-Young Woodleaf, North Carolina frame manufacturing plant (a leased facility) to Bradington-Young’s Cherryville, North Carolina facility by the end of December 2009.  On July 17, 2009, we met with the Woodleaf employees and announced our plans to sell the frame production operation, including the associated machinery and equipment, as an on-going business.  However, if this initiative is not successful we plan to close the Woodleaf operation, sell the machinery and equipment that cannot be utilized at our other plants and vacate the leased facility by the end of calendar year 2009.  We expect that exiting the Woodleaf operation and moving frame production to Cherryville will reduce fixed overhead costs by approximately $350,000 to $550,000 annually (or about $0.02 to $0.03 per share after tax) following the completion of the transition period.  In connection with exiting this operation, we expect to record accelerated depreciation of about $100,000 ($0.01 per share after tax) primarily over the 2010 third and fourth quarters.

If we are unsuccessful in finding a buyer for the business, and as a result must close the operation, we expect to record restructuring charges of about $140,000 pretax (or about $0.01 per share after tax) during the 2010 third quarter, which ends November 1, 2009, principally for severance and related employee benefits that would be provided to the terminated Woodleaf employees.

We are actively seeking a buyer for the operation; however no offers have been received to date.

Outlook

We believe that the worst global recession since the 1930s may be over.  Asia’s economy has bounced back more quickly as have those of Japan, Germany, and France.  Here in the U.S., the housing markets have shown signs of stabilizing, job losses are slowing, and most economists expect output to continue to expand.  The question remains as to what kind of recovery we are going to experience.  The deep post-war recessions rebounded quickly.  However, those were caused by high interest rates; this one was due to financial collapse.  As borrowers rebuild their balance sheets and financial systems are repaired, growth may be slow and choppy, and easily derailed.  We enter this period with cautious optimism.  We believe that we are well positioned with our product, inventory availability, and business model to take advantage of any upturn in the economy.  That optimism, however, is tempered with the fact that we may be in for a bumpy ride and that continued attention to cost control is necessary.

The year over year declines in quarterly incoming orders, which began in the Fall of 2006, continued during the fiscal year 2010 second quarter.  While we expect general retail conditions to remain weak, we expect to see the typical seasonal improvement in business during the second half of 2010.  We are optimistic about the sales opportunities of our Envision products which were introduced in April to address the needs of a younger, less-affluent consumer.  That product will debut on retail sales floors during the third quarter.  However, we have not yet seen a rebound in big-ticket consumer products such as furniture, so we remain cautious in our planning and continue to take actions to address challenges to our profitability.  Some of those actions are:

•	deferring, reducing or eliminating certain spending plans;
•	continuing to refine the management of our supply chain, warehousing and distribution operations; and
•	adjusting our inventory levels to reflect current business conditions and lower sales volumes.

Our domestic upholstery manufacturing operations have been particularly impacted by the prolonged sales downturn due to higher fixed overhead costs as a percentage of our reduced net sales.  To mitigate the impact of these sales declines we are:

•	pursuing additional distribution channels and offering an array of new products and designs that we believe will generate additional sales growth;
•	taking actions to streamline our domestic upholstery operations, improve efficiency and reduce overhead; and,
•	continuing to evaluate our manufacturing capacity utilization, work schedules and operating costs to better match costs to current sales volume levels.

Financial Condition, Liquidity and Capital Resources

Balance Sheet and Working Capital

As of August 2, 2009, assets totaled $151.2 million, decreasing slightly from $153.5 million at February 1, 2009, principally due to decreases in inventories, accounts receivable and intangible assets, partially offset by increases in cash and cash equivalents, cash surrender value of life insurance policies and prepaid expenses and other current assets.  Shareholders’ equity at August 2, 2009 decreased to $125.6 million, compared to $129.7 million at February 1, 2009, due to dividends paid or accrued and the net loss for the first half of fiscal year 2010.  Long-term debt, including current maturities, decreased to $3.8 million at August 2, 2009 from $5.2 million at February 1, 2009, as a result of scheduled debt repayments.  Current liabilities increased $3.7 million primarily due to short-term borrowings related to our accounts receivable factoring arrangement, discussed below.

Working capital (current assets less current liabilities) decreased by $5.4 million, or 6.0%, to $85.8 million as of August 2, 2009, from $91.3 million at the end of fiscal 2009, as a result of a $3.7 million increase in current liabilities and a $1.7 million decrease in current assets.  Our working capital ratio (the relationship between our current assets and current liabilities) was 5.4:1 at August 2, 2009 compared to 6.8:1 at February 1, 2009.

The decrease in current assets is principally due to decreases of $18.7 million in inventories and $7.1 million in accounts receivable, partially offset by increases of $23.5 million in cash and cash equivalents and $625,000 in prepaid expenses and other current liabilities.  Accounts receivable decreased primarily due to lower sales.

Inventories decreased 31.1%, to $41.5 million as of August 2, 2009, from $60.2 million at February 1, 2009, mainly due to lower imported wood inventories, resulting from reduced purchases of finished goods inventory in response to lower incoming order rates.  Upholstery inventories have declined 19% since February 1, 2009, also in response to lower incoming order rates.

The increase in current liabilities is attributed to a short term borrowing of $2.7 million related to our accounts receivable factoring arrangement and the reclassification of the balance of our term debt ($787,000) from long term to current.

•
Shortly after the close of the second quarter we amended our credit agreement with Bank of America and repaid the outstanding term debt under our credit facility.  As a result, we reclassified the remaining long term portion ($787,000) of our term debt as current as of August 2, 2009.  For additional information regarding the amendment of the credit agreement, see “Amendment of Credit Agreement and Repayment of Term Loan” below.

•
We factor substantially all of our upholstery accounts receivable.  Typically, the factor provided us with credit and collections services.  Under our factoring agreement, we were entitled to borrow against invoices submitted to the factor for collection.  Prior to July 15, 2009, the factor took ownership of invoices when we submitted the invoices to them, without recourse, ensuring our cash flow on approved invoices.  In the event of bankruptcy or other liquidity shortfalls by the factor, our ability to collect funds from the factor could have been impaired.  In response to that risk that the factor would be forced to seek bankruptcy protection, on July 21, 2009 we borrowed $4.5 million, the maximum amount available under our factoring arrangement.  The factor continued to collect accounts receivable and applied the collections to the outstanding advance balance, leaving a loan balance of $2.7 million as of August 2, 2009.  We believe that borrowing these funds was a prudent approach to minimize the risk of loss or reduced liquidity in the event of a bankruptcy filing by the factor, which appeared to be a significant risk at that time.  Subsequent to the end of the quarter, the factor announced that its efforts to refinance through a tender offer of secured notes were successful, thus reducing the imminent threat of bankruptcy.  We expect the factor to collect the remaining $2.7 million before the end of our 2010 third quarter; and we expect to repay the funds borrowed from the factor once those accounts receivable are collected.  On July 16, 2009 we modified our agreement with the factor to reduce future exposure by retaining ownership of our accounts receivable submitted to the factor for collection.

Cash Flows – Operating, Investing and Financing Activities

During the six months ended August 2, 2009, cash generated from operations ($26.0 million), short-term borrowing against our factored receivables ($4.5 million) and proceeds received on certain life insurance policies ($986,000) funded an increase in cash and cash equivalents ($23.5 million), payment of cash dividends ($2.2 million), repayment of borrowing against our factored receivables as they were collected by our agent ($1.8 million), scheduled principal payments on long-term debt ($1.4 million), premiums paid on life insurance policies ($1.3 million) and capital expenditures to maintain and enhance our business operating systems and facilities ($1.1 million).

During the six months ended August 3, 2008, cash generated from operations ($2.8 million) and a decrease in cash and equivalents ($17.3 million) funded the purchase and retirement of common stock ($14.1 million), payment of cash dividends ($2.3 million), scheduled principal payments on long-term debt ($1.3 million), capital expenditures to maintain and enhance our business operating systems and facilities ($1.3 million), life insurance premiums paid ($1.2 million) and additional expenditures in connection with the acquisition of the Opus Designs youth bedroom line ($181,000).

We used $1.6 million of cash for investing activities during the first six months of fiscal year 2010 compared to $2.3 million during the six-month period ended August 3, 2008.  During the fiscal year 2010 six-month period, we used $1.1 million to purchase property, plant and equipment, paid premiums of $1.3 million and received proceeds of $986,000 from company-owned life insurance.  In the fiscal year 2009 six-month period, we used $1.3 million to purchase property, plant and equipment and paid premiums of $1.2 million and received proceeds of $357,000 from company-owned life insurance.

We used $927,000 of cash for financing activities during the first six months of fiscal year 2010 compared to $17.7 million in the six-month period ended August 3, 2008.  During the first six months of fiscal year 2010, we received $4.5 million from short-term borrowing against our factored accounts receivable, paid cash dividends of $2.2 million, repaid $1.8 million of the loan against our factored receivables as the receivables were collected by our agent and made payments of $1.4 million on our term loan.  During the first half of fiscal year 2009 we used $14.1 million to purchase and retire common stock, paid cash dividends of $2.3 million and made scheduled principal payments of $1.3 million on our term loan.

Amendment of Credit Agreement and Repayment of Term Loan

On August 11, 2009, we amended our credit agreement with Bank of America.  The amendment included the following terms:
•	upon execution of the amendment, we were required to repay in full the remaining balance of the term loans outstanding under the agreement ($3.8 million, plus accrued interest);
•	effective as of July 30, 2009, the Funded Debt to EBITDA Ratio under the credit agreement has been changed from 1.25:1.0 to 2.0:1.0; and
•	effective as of July 30, 2009, the Debt Service Coverage Ratio under the credit agreement has been eliminated.

The other terms of the credit agreement, including our $15 million revolving line of credit, were unchanged.  A copy of the amendment was included as Exhibit 10.1 to this Form 8-K, filed with the SEC on August 13, 2009.

Swap Agreements

From time to time we have entered into swap agreements to hedge against the potential impact of increases in interest rates on our debt instruments.  By using swap agreements to hedge exposures to changes in interest rates, we expose ourselves to credit risk and market risk.  Credit risk is the potential failure of the counterparty to perform under the terms of the swap agreement.  We attempt to minimize this credit risk by entering into transactions with high-quality counterparties.  Market risk is the potential adverse effect on the value of the swap agreement that results from a change in interest rates.  We manage the market risk associated with interest-rate contracts by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken.

We are party to an interest rate swap agreement that provides, in effect, for a fixed interest rate of 4.1% through 2010 on our term loan.  In addition in 2003, we terminated a similar swap agreement, which in effect provided a fixed interest rate of approximately 7.4% on that term loan.  We made a $3.0 million payment to terminate that former swap agreement, which through the periods ended August 2, 2009 was being amortized over the remaining repayment period of the loan, resulting in an effective fixed interest rate of approximately 7.4% on the term loan.  In our condensed consolidated financial statements for the periods ended August 2, 2009 we account for our interest rate swap agreement as a cash flow hedge and recognize the fair value of our existing agreement and the unamortized portion of the termination payment on the balance sheet in shareholders’ equity under the caption “accumulated other comprehensive income”.  The related gains or losses on these instruments are recorded through comprehensive income and accordingly are included in accumulated other comprehensive income on the balance sheet until recognized in net income.  The gains or losses on these transactions are recognized in net income in the periods in which interest expense on our term note (the related hedged item) is recognized in net income.

The aggregate fair market value of our interest rate swap agreement decreases when interest rates decline and increases when interest rates rise.  Overall, interest rates have declined since the inception of our swap agreements.  The aggregate decrease in the fair market value of the effective portion of the existing agreement and the unamortized balance of the termination payment of $86,000 ($137,000 pretax) as of August 2, 2009 and $142,000 ($229,000 pretax) as of February 1, 2009 is reflected under the caption “accumulated other comprehensive income” in the condensed consolidated balance sheets.  Also see “Note 6 – Other Comprehensive Income” to the condensed consolidated financial statements included in this report.  The aggregate fair value of the liability under the active swap is $76,000 as of August 2, 2009 and is reported as Other Accrued Expenses on our balance sheet.

As a result of the repayment of the outstanding balance of our term loan, we will no longer account for our outstanding interest rate swap as a cash flow hedge.  Beginning in the 2010 third quarter we will report the swap as an investment and will report changes in the fair value of the swap in net income each period.  Based on the fair market value of the swap as of August 2, 2009 this would result in a charge of $76,000 before tax.  We will also write off the $61,000 unamortized balance of the 2003 swap termination payment in the 2010 third quarter.

Debt Covenant Compliance

The credit agreement for our revolving credit facility, as amended, includes, among other requirements, financial covenants as to minimum tangible net worth, the ratio of funded debt to earnings before interest, taxes, depreciation and amortization, and maximum capital expenditures.  We were in compliance with these covenants as of August 2, 2009.

Liquidity, Financial Resources and Capital Expenditures

As of August 2, 2009, we had an aggregate $12.6 million available under our revolving credit facility to fund working capital needs.  Standby letters of credit in the aggregate amount of $2.4 million, used to collateralize certain insurance arrangements and for imported product purchases, were outstanding under our revolving credit facility as of August 2, 2009.  There were no additional borrowings outstanding under the revolving credit line on August 2, 2009.  Any principal outstanding under the credit line is due March 1, 2011.

We believe that we have the financial resources (including available cash and cash equivalents, expected cash flow from operations, and lines of credit) needed to meet business requirements for the foreseeable future, including capital expenditures, working capital and repayments of outstanding debt.  Cash flow from operations is highly dependent on incoming order rates and our operating performance.  We expect to spend an additional $500,000 to $1.0 million in capital expenditures during the remainder of fiscal year 2010 to maintain and enhance our operating systems and facilities.

During the three months that ended August 2, 2009, we reduced outstanding long-term debt, including current maturities by $719,000, through scheduled debt payments.  Shortly after the end of the second quarter, we repaid in full the remaining $3.8 million outstanding under our term loans, in connection with the amendment of our credit agreement, see “Amendment of Credit Agreement and Repayment of Term Loan” above.

Accounting Pronouncements

During the fiscal year 2010 second quarter, we adopted one new accounting pronouncement, which did not have a material impact on our financial position or results of operations.  See “Note 7 – Accounting Pronouncements” to the condensed consolidated financial statements included in this report.

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

We are exposed to market risk from changes in interest rates and foreign currency exchange rates, which could impact our results of operations and financial condition.  We manage our exposure to these risks through our normal operating and financing activities and, in some cases, through the use of interest rate swap agreements.

Our obligations under our revolving line of credit bear interest at variable rates.  We entered into an interest rate swap agreement that, in effect, fixed the rate of interest on our term loan at 4.1% through 2010 (7.4% when the effect of a previously terminated swap agreement is taken into account when determining interest expense).  The notional principal value of the swap agreement was equal to the outstanding principal balance of the term loan.  A fluctuation in market interest rates of one percentage point (or 100 basis points) would not have a material impact on our results of operations or financial condition.  For additional discussion regarding our swap agreement see “Swap Agreements” in Management’s Discussion and Analysis in our annual report on Form 10-K for the year ended February 1, 2009 and in this quarterly report and Note 11, Interest Rate Swaps (Derivative Financial Instruments) to the condensed consolidated financial statements included in this report.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended August 2, 2009.  Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure and are effective to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

After the close of our fiscal quarter ended May 4, 2009, our quarterly report on Form 10-Q was accepted by the SEC’s EDGAR system shortly after the 5:30 p.m. filing deadline on June 12, 2009.  After evaluating the circumstances that gave rise to the late filing, our management, including our principal executive officer and principal financial officer, concluded that the failure to file our Form 10-Q before the 5:30 p.m. filing deadline on June 12, 2009 was the result of a failure in the effectiveness of our disclosure controls and procedures.  We have taken steps to resolve the deficiency and, as stated above, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective as of the end of the fiscal quarter ended August 2, 2009.

Changes in Internal Controls

There have been no changes in our internal control over financial reporting during the quarter ended August 2, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 4.	Submission of Matters to a Vote of Security Holders

On June 9, 2009, the Company held its Annual Meeting of Shareholders.  At the meeting, each of the following directors of the Company was elected for a one-year term.  The votes cast for the election of each director were:

Director	For	Withheld
W. Christopher Beeler, Jr.	9,086,103	130,723
John L. Gregory, III	9,188,969	27,857
Mark F. Schreiber	9,128,737	88,089
David G. Sweet	9,124,179	92,647
Paul B. Toms, Jr.	9,187,161	29,665
Henry G. Williamson, Jr.	7,435,829	1,780,997

Item 5.	Other Information

None

Item 6.	Exhibits

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

10.1
Fourth Amendment to Credit Agreement, dated as of August 10, 2009, between the Company and Bank of America N.A. (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K (SEC File No. 000-25349) filed with the SEC on August 13, 2009

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

HOOKER FURNITURE CORPORATION

Date: September 10, 2009	By:	/s/ E. Larry Ryder
E. Larry Ryder
Executive Vice President – Finance and Administration and Chief Financial Officer

Exhibit Index

Exhibit No.	Description
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

10.1
Fourth Amendment to Credit Agreement, dated as of August 10, 2009, between the Company and Bank of America N.A. (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K (SEC File No. 000-25349) filed with the SEC on August 13, 2009

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