Form 10-Q
period 2009-11-01
HOOKER FURNITURE CORP
filed 2009-12-09
CIK 1077688

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended November 1, 2009

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of December 9, 2009

Common stock, no par value	10,771,912
(Class of common stock)	(Number of shares)

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

HOOKER FURNITURE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, including share data)
(Unaudited)

	November 1,	February 1,
	2009	2009

Assets
Current Assets
Cash and cash equivalents	$34,730	$11,804
Accounts receivable, less allowance for doubtful accounts
of $1,688 and $2,207 on each date	26,248	30,261
Inventories	33,545	60,248
Prepaid expenses and other current assets	6,103	4,736
Total current assets	100,626	107,049
Property, plant, and equipment, net	23,425	24,596
Intangible assets	4,129	4,805
Cash surrender value of life insurance policies	14,364	13,513
Other assets	3,145	3,504
Total assets	$145,689	$153,467

Liabilities and Shareholders' Equity
Current Liabilities
Trade acccounts payable	$8,116	$8,392
Accrued salaries, wages and benefits	2,847	2,218
Other accrued expenses	2,713	2,279
Short-term borrowing	111	-
Current maturities of long-term debt	-	2,899
Total current liabilities	13,787	15,788
Long-term debt, excluding current maturities	-	2,319
Deferred compensation	6,346	5,606
Other long-term liabilities	16	44
Total liabilities	20,149	23,757

Shareholders' equity
Common stock, no par value, 20,000 shares authorized,
10,772 shares issued and oustanding on each date	17,055	16,995
Retained earnings	108,180	112,450
Accumulated other comprehensive income	305	265
Total shareholders' equity	125,540	129,710
Total liabilities and shareholders' equity	$145,689	$153,467

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

HOOKER FURNITURE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Thirteen Weeks Ended		Thirty-nine weeks ended
	November 1,	November 2,	November 1,	November 2,
	2009	2008	2009	2008

Net Sales	$52,605	$68,996	$150,646	$204,651

Cost of Sales	39,928	53,319	117,047	158,111

Gross Profit	12,677	15,677	33,599	46,540

Selling and administrative expenses	10,894	11,530	32,329	35,580

Restructuring and asset impairment (credit) charge	-	(561)	613	(819)

Operating income	1,783	4,708	657	11,779

Other (expense) income, net	(93)	36	(122)	391

Income before income taxes	1,690	4,744	535	12,170

Income tax expense	733	1,794	497	4,541

Net income	$957	$2,950	$38	$7,629

Earnings per share
Basic	$0.09	$0.27	$0.00	$0.68
Diluted	$0.09	$0.27	$0.00	$0.68

Weighted average shares outstanding:
Basic	10,752	10,761	10,752	11,176
Diluted	10,764	10,767	10,762	11,182

Cash dividends declared per share	$0.10	$0.10	$0.30	$0.30

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

HOOKER FURNITURE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Thirty-nine Weeks Ended
	November 1,	November 2,
	2009	2008
Cash flows from operating activities
Cash received from customers	$154,522	$205,466
Cash paid to suppliers and employees	(119,671)	(199,035)
Income taxes paid, net	(1,728)	(5,031)
Interest (paid) received, net	(262)	270
Net cash provided by operating activities	$32,861	$1,670

Cash flows from investing activities
Additional payments related to the acquisition of Opus Designs	-	(181)
Purchase of property, plant, and equipment	(1,264)	(1,755)
Proceeds received on notes issued for the sale of property	23	-
Proceeds from the sale of property and equipment	10	17
Premiums paid on officers' life insurance	(1,352)	(1,284)
Proceeds received on officers' life insurance	986	357
Net cash used in investing activities	(1,597)	(2,846)

Cash flows from financing activities
Purchases and retirement of common stock	-	(14,097)
Cash dividends paid	(3,231)	(3,382)
Proceeds from short-term borrowings	4,493	-
Payments on short-term borrowings	(4,382)	-
Payments on long-term debt	(5,218)	(2,002)
Net cash used in financing activities	(8,338)	(19,481)

Net increase (decrease) in cash and cash equivalents	$22,926	$(20,657)
Cash and cash equivalents at the beginning of the period	11,804	33,076
Cash and cash equivalents at the end of the period	$34,730	$12,419

Reconciliation of net income to net cash provided by operating activities:
Net income	$38	$7,629
Depreciation	2,377	2,154
Non-cash restricted stock awards	61	54
Asset impairment charges	613	-
Restructuring (credit)	-	(819)
Loss on disposal of property	115	122
Provision for doubtful accounts	850	1,475
Deferred income tax benefit	(107)	(667)
Changes in assets and liabilities, net of effect from acquisitions:
Trade accounts receivable	3,163	(1,019)
Inventories	26,703	(5,416)
Prepaid expenses and other current assets	(1,439)	(122)
Trade accounts payable	(276)	(2,414)
Accrued salaries, wages, and benefits	629	603
Accrued income taxes	-	177
Other accrued expenses	(644)	(419)
Deferred compensation	577	-
Other long-term liabilities	201	332
Net cash provided by operating activties	$32,861	$1,670

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

HOOKER FURNITURE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar and share amounts in tables, except per share amounts, in thousands unless otherwise indicated)
(Unaudited)
For the Thirty-nine Weeks Ended November 1, 2009

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

The financial statements contained herein are being filed as part of a quarterly report on Form 10-Q covering the thirteen-week period (also referred to as “three months,” “three-month period,” “quarter” or “quarterly period”) that began August 3, 2009 and the thirty-nine week period (also referred to as “nine months,” “nine-month period” or “first nine months”) that began February 2, 2009, both ending on November 1, 2009.  These financial statements also include the thirteen-week period that began August 4, 2008 and the thirty-nine week period that began February 4, 2008, both ending on November 2, 2008.

References to the 2010 fiscal year and comparable terminology in the notes to the condensed consolidated financial statements mean the fiscal year that began February 2, 2009 and will end January 31, 2010.  References to the 2009 fiscal year and comparable terminology in the notes to the condensed consolidated financial statements mean the fiscal year that began February 4, 2008 and ended February 1, 2009.

We made a change in accounting principle in fiscal 2009 to classify shipping and warehousing costs associated with the distribution of finished products to our customers, as well as certain supply chain and operations management expenses,  as cost of sales (previously recorded in selling and administrative expenses).  We believe this accounting principle is preferable because the classification of these shipping and warehousing costs in cost of sales better reflects the cost of producing, selling and distributing our products.  The reclassification due to this change in accounting principle amounted to $4.1 million for the 2009 third quarter and $12.9 million for the 2009 nine-month period.

2.             Accounting Pronouncements

In May 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 165 Subsequent Events (“FAS 165”), which was subsequently codified in the subsequent events topic of the accounting standards codification (ASC 855.) FAS 165 addresses accounting and disclosure requirements related to subsequent events.  It requires management to evaluate subsequent events through the date the financial statements are either issued or available to be issued, depending on the company’s expectation of whether it will widely distribute its financial statements to its shareholders and other financial statement users.  Companies are required to disclose the date through which subsequent events have been evaluated.  This disclosure requirement is effective for interim or annual financial periods ending after June 15, 2009 and should be applied prospectively.  We adopted this disclosure requirement in the fiscal year 2010 second quarter.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 166 (“FAS 166”), “Accounting for Transfers of Financial Assets”, the objective of which is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets.  FAS 166 is effective for annual reporting periods that begin after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter.  Early application is prohibited.  This statement must be applied to transfers occurring on or after the effective date.  We expect to adopt this standard during our fiscal 2011 first quarter.  The adoption of this statement is not expected to have a material impact on our financial position or results of operations.

In June 2009, the FASB issued FAS 167, “Amendments to FASB Interpretation No. 46(R)”, the objective of which is to improve financial reporting by enterprises involved with variable interest entities. FAS 167 is effective for annual reporting periods that begin after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter.  Early application is not permitted.  We expect to adopt this statement during our fiscal 2011 first quarter.  The adoption of this statement is not expected to have a material impact on our financial position or results of operations.

In June 2009, the FASB issued FAS 162, “The Hierarchy of Generally Accepted Accounting Principles”, which is commonly referred to as the “Accounting Standards Codification” or “ASC”, and subsequently codified as ASC 105. The ASC has become the sole source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. It supersedes all existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification has become non-authoritative.  This update is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  Accordingly, we adopted this update during our fiscal 2010 third quarter.

3.	Inventories

	November 1,	February 1,
	2009	2009

Finished furniture	$38,821	$64,865
Furniture in process	899	900
Materials and supplies	6,995	8,207
Inventories at FIFO	46,715	73,972
Reduction to LIFO basis	13,170	13,724
Inventories	$33,545	$60,248

4.             Property, Plant and Equipment

	November 1,	February 1,
	2009	2009
Buildings and land improvements	$23,708	$23,676
Machinery and equipment	4,312	3,665
Furniture and fixtures	27,605	26,656
Other	4,050	3,886
Total depreciable property at cost	59,675	57,883
Less accumulated depreciation	37,728	35,695
Total depreciable property, net	21,947	22,188
Land	1,357	1,357
Construction in progress	121	1,051
Property, plant and equipment, net	$23,425	$24,596

During our fiscal 2010 second quarter, we decided to transition production from our Bradington-Young Woodleaf, North Carolina frame manufacturing plant (a leased facility) to Bradington-Young’s Cherryville, North Carolina facility by the end of December 2009.  On July 17, 2009, we met with the Woodleaf employees and announced our plans to sell the frame production operation, including the associated machinery and equipment, as an on-going business.  However, at November 1, 2009 we had not found and do not anticipate finding a buyer for this operation. Consequently, during the 2010 fiscal third quarter, we recorded $132,000 for severance, the majority of which we expect to pay during our fiscal 2010 fourth quarter and $48,000 in accelerated depreciation for the write-down of fixed assets utilized at this location. We anticipate recording an additional $32,000 in accelerated depreciation during our fiscal 2010 fourth quarter.

5.              Intangible Assets

	November 1,	February 1,
	2009	2009
Non-amortizable Intangible Assets
Trademarks and trade names - Bradington-Young	$2,676	$3,289
Trademarks and trade names - Sam Moore	396	396
Trademarks and trade names - Opus Designs	1,057	1,057
Total trademarks and tradenames	4,129	4,742

Amortizable Intangible Assets
Non-compete agreements	-	700
Furniture designs	100	100
Total amortizable intangible assets	100	800
Less accumulated amortization	100	737
Net carrying value	-	63
Intangible assets	$4,129	$4,805

6.             Accounts Receivable and Short-term Borrowing

	November 1,	February 1,
	2009	2009

Trade accounts receivable	$19,069	$24,408
Receivable from factor	8,867	8,060
Allowance for doubtful accounts	(1,688)	(2,207)
Accounts receivable	$26,248	$30,261

Short-term borrowing	$4,493	$-
Repayments	4,382	-
Short-term borrowing	$111	$-

We factor substantially all of our upholstery division accounts receivable without recourse.  Under the factoring agreement in effect until July 15, 2009, the factor owned the outstanding receivables until paid by our customer.  During the second quarter of 2010, we became aware that the factor was facing liquidity concerns. In response to that risk, we borrowed $4.5 million against uncollected receivables, the maximum amount available under the factoring arrangement. The underlying receivables were collected in the ordinary course of business and the debt was retired with the proceeds from the collected accounts receivable. During fiscal Q3 2010, we borrowed $327,000, which was the full amount at risk under the former factoring agreement. At November 1, 2009, $111,000 remained uncollected.

On July 15, 2009, subsequent to the initial borrowing of funds, we entered into a new agreement with the factor whereby we retain ownership of receivables assigned to the factor for collection, thereby substantially reducing the future credit risk with the factor for receivables that are paid within the applicable terms of payment.  On November 1, 2009, the parent company of the factor filed for Chapter 11 bankruptcy protection; however the filing did not include the factoring company.

7.             Other Comprehensive Income

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 1,	November 2,	November 1,	November 2,
	2009	2008	2009	2008
Net income	$957	$2,950	$38	$7,629
Loss on interest rate swap	-	(32)	(26)	(33)
Portion of swap agreement's fair value
reclassified to interest expense	-	45	118	143
Reclassification to income of cumulative
balance related to ineffective swap	76		76	-
Reclassification to income of unamortized
balance of swap termination payment	61		61	-
Unrealized gain on interest rate swap	137	13	229	110
Portion of accumulated acturial gain on Supplemental
Retirement Income Plan reclassified to deferred
compensation expense	(55)	-	(164)	-
Other comprehensive income before tax	82	13	65	110
Income tax expense	(31)	(4)	(25)	(42)
Other comprehensive income, net of tax	51	9	40	68
Comprehensive net income	$1,008	$2,959	$78	$7,697

8.             Supplier Commitments

Since 2009, we have advanced payments to and provided financing guarantees for one of our finished goods suppliers to facilitate the supplier’s purchase of raw materials and other related items in order to help ensure timely delivery of finished goods to us.  The balance of the advances and other miscellaneous amounts to this supplier at November 1, 2009 was $85,000. In order for the supplier to obtain additional bank financing, we issued a standby letter of credit on July 14, 2008 as security in the amount of $600,000. In conjunction with the issuance of the letter of credit, we entered into a security agreement with the supplier and the supplier’s shareholders, which provides us with a security interest in certain assets of the supplier and its shareholders. During September 2009, prior to the expiration of the letter of credit, the supplier ceased operations, defaulted on its bank notes and its lender drew on our $600,000 letter of credit. Subsequently, we reimbursed our letter of credit provider for the $600,000. Due to the location and nature of the pledged collateral, we may incur substantial costs to obtain and foreclose on it. We are currently assessing options to recover amounts owed to us, including negotiating a repayment plan with the supplier. However, a repayment plan may not materialize. Consequently, we recorded a charge of $300,000 during our fiscal 2010 third quarter to write down the value of the pledged collateral to our estimate of its net realizable value and a charge of $85,000 to reserve against the potential uncollectability of the outstanding advances and other miscellaneous amounts due from the supplier.

9.             Earnings Per Share

We use the two class method to compute basic earnings per share.  Under this method we allocate earnings to common stock and participating securities according to their participation rights in dividends declared and undistributed earnings and divide the income available to each class by the weighted average number of common shares for the period in each class.  Unvested restricted stock grants to our non-employee directors are considered participating securities because the shares have the right to receive non-forfeitable dividends.  Because the participating shares have no obligation to share in net losses, we do not allocate losses to our common stock in this calculation.  Diluted earnings per share reflect the potential dilutive effect of securities that could share in our earnings.  Restricted shares awarded to non-employee members of the board of directors that have not yet vested are considered when computing diluted earnings per share.  We use the treasury stock method to determine the dilutive effect of unvested grants to our non-employee directors. Unvested stock under a stock-based compensation arrangement are considered options for purposes of computing diluted EPS and are considered outstanding as of the grant date for purposes of computing diluted EPS even though their exercise may be contingent upon vesting. Those stock-based awards are included in the diluted EPS computation even if the employee may not receive (or be able to sell) the stock until some future date. Unvested shares reduce the number of shares to be added to outstanding common stock in computing earnings per share.  As of November 1, 2009, there were approximately twenty thousand shares of non-vested restricted stock outstanding.

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 1,	November 2,	November 1,	November 2,
	2009	2008	2009	2008

Net income	$957	$2,950	$38	$7,629
Less: Unvested participating restricted stock dividends	2	-	6
Net earnings allocated to unvested participating
restricted stock	2		-
Earnings available for common shareholders	953	2,950	32	7,629

Weighted average shares outstanding for basic
earnings per share	10,752	10,761	10,752	11,176
Dilutive effect of non-vested restricted stock awards	12	6	10	6
Weighted average shares outstanding for diluted
earnings per share	10,764	10,767	10,762	11,182

Basic earnings per share	$0.09	$0.27	$-	$0.68

Diluted earnings per share	$0.09	$0.27	$-	$0.68

10.           Share-Based Compensation

The Hooker Furniture Corporation 2005 Stock Incentive Plan permits incentive awards of restricted stock, restricted stock units, stock appreciation rights and performance grants to key employees and non-employee directors.  We have issued annual restricted stock awards to each non-employee member of the board of directors since January 2006.  These shares will vest if the director remains on the board through a 36-month service period or may vest earlier in accordance with terms specified in the plan.  We account for these awards as “non-vested equity shares.”  For each restricted common stock issuance, the following table summarizes the actual number of shares that have been issued/vested/forfeited, the weighted average issue price of those shares on the grant date, the fair value of each grant on the grant date, compensation expense recognized for the non-vested shares of each grant and the remaining fair value of the non-vested shares of each grant as of November 1, 2009:

	Whole Number of Shares	Grant-Date Fair Value Per Share	Aggregate Grant-Date Fair-Value	Compensation Expense Recognized	Grant-Date Fair Value Unrecognized at November 1, 2009

Shares Issued on January 16, 2006
Issued	4,851	$15.31	$74
Forfeited	(784)	15.31	(12)
Vested	(4,067)	15.31	(62)	$62

Shares Issued on January 15, 2007	4,875	$15.23	74	70	$4
Shares Issued on January 15, 2008	4,335	$19.61	85	52	33
Shares Issued on January 15, 2009	10,474	$8.12	85	23	62

Shares outstanding at November 1, 2009	19,684		$244	$207	$99

11.           Long Term Debt and Interest Rate Swaps

On August 11, 2009, we amended our credit agreement with Bank of America.  The amendment included the following terms:

•	upon execution of the amendment, we were required to repay in full the remaining balance of the term loans outstanding under the agreement ($3.8 million, plus accrued interest);
•	effective as of July 30, 2009, the Funded Debt to EBITDA Ratio under the credit agreement has been changed from 1.25:1.0 to 2.0:1.0; and
•	effective as of July 30, 2009, the Debt Service Coverage Ratio under the credit agreement has been eliminated.

The other terms of the credit agreement, including our $15 million revolving line of credit, were unchanged.

As of November 1, 2009, we had an aggregate $13.3 million available under our revolving credit facility to fund working capital needs.  Standby letters of credit in the aggregate amount of $1.7 million, used to collateralize certain insurance arrangements and for imported product purchases, were outstanding under our revolving credit facility as of November 1, 2009.  There were no additional borrowings outstanding under the revolving credit line on November 1, 2009.  Any principal outstanding under the credit line is due March 1, 2011.

From time to time we have entered into swap agreements to hedge against the potential impact of increases in interest rates on our floating-rate debt instruments.  By using swap agreements to hedge exposures to changes in interest rates, we expose ourselves to credit risk and market risk.  Credit risk is the potential failure of the counterparty to perform under the terms of the swap agreement.  We attempt to minimize this credit risk by entering into transactions with high-quality counterparties.  Market risk is the potential adverse effect on the value of the swap agreement that results from a decline in interest rates.  The market risk associated with interest-rate contracts is managed by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken.

We are party to an interest rate swap agreement that provided, in effect, for a fixed interest rate of 4.1% through 2010 on our term loans. Prior to our fiscal 2010 third quarter, we accounted for our interest rate swap agreement as a cash flow hedge and recognized the fair value of the agreement on the balance sheet in shareholders’ equity under the caption “accumulated other comprehensive income”.  The related gains or losses on this instrument were recorded through comprehensive income and, accordingly, was included in accumulated other comprehensive income on the balance sheet until recognized in net income.  The gains or losses on this transaction were recognized in net income in the periods in which interest expense on our term notes (the related hedged item) was recognized in net income.

In 2003, we terminated a similar swap agreement, which in effect provided a fixed interest rate of approximately 7.4% on our term loans.  We made a $3.0 million payment to terminate that former swap agreement, which through the periods ended August 2, 2009 was being amortized over the remaining repayment period of the loan, resulting in an effective fixed interest rate of approximately 7.4% on the term loans. The unamortized balance of the termination payment of $142,000 ($229,000 pretax) as of February 1, 2009 is reflected under the caption “accumulated other comprehensive income” in the condensed consolidated balance sheets.  In connection with the amendment of our credit agreement with Bank of America, effective August 11, 2009, we repaid our term loan in full, without penalty, during our fiscal 2010 third quarter. Consequently, we wrote-off the remaining $61,000 unamortized balance of this swap termination payment during the fiscal 2010 third quarter.

In addition, our interest rate swap related to this term loan no longer qualified as an effective hedge and we recognized a charge of $130,000 to recognize in income the cumulative balance under accumulated other comprehensive income during the third quarter. Through the remainder of the term of this interest rate swap, which terminates on September 1, 2010, all future changes in the swap’s fair value will be charged against net income. We recognized an additional charge of $22,000 against net income during the third quarter for the change in the swap’s fair value after the date our term loans were repaid.

At November 1, 2009 we were party to one derivative financial instrument, as described in the following table:

	Notional	Interest
Agreement	Amount	Rate	Expiration Date	Fair Value

Interest rate swap	$3,064	3.09%	September 1, 2010	$(54)

Fair Value Disclosure of Derivative Instruments

The following table provides quantitative fair value disclosures regarding our interest rate swap at November 1, 2009:

Fair Value as of November 1, 2009
	Carrying Value and	Quoted Prices in	Significant
	Balance Sheet Location	Active Markets	Other	Significant
	as of November 1, 2009	for Identical	Observable	Unobservable
	Other Accrued	Instruments	Inputs	Inputs
	Expenses	(Level 1)	(Level 2)	(Level 3)

Interest rate swap	$(54)		$(54)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 1,	November 2,	November 1,	November 2,
	2009	2008	2009	2008
Interest rate swap:
Loss recognized in other comprehensive income	$-	$(32)	$(26)	$(33)
Loss reclassified from accumulated other comprehensive
income into interest expense, net	-	45	118	143
Loss recognized in net income	(130)	-	(130)	-
Loss recognized in net income on change
in fair value of derivative financial instrument	(22)	-	(22)	-

12.           Subsequent Events

Dividends

At its December 8, 2009 meeting, our board of directors declared a quarterly cash dividend of $0.10 per share, payable on February 26, 2010 to shareholders of record at February 12, 2010.

Director Restricted Stock Grants

At its December 8, 2009 meeting, our board of directors adopted a resolution changing the manner in which directors’ fees are computed for purposes of determining restricted stock awards from a calendar year basis to an annual basis that begins on the first day immediately following our annual meeting of shareholders.

We have evaluated events that occurred subsequent to November 1, 2009 through the financial statement issuance date of December 9, 2009.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

This quarterly report on Form 10-Q includes our unaudited condensed consolidated financial statements for the thirteen-week period (also referred to as “three months,” “three-month period,” “quarter” or “quarterly period”) that began August 3, 2009 and the thirty-nine week period (also referred to as “nine months,” or “nine-month period” or “first nine months”) that began February 2, 2009, both ending on November 1, 2009.  This report discusses our results of operations for these periods compared to the fiscal year 2009 thirteen-week third quarter that began on August 4, 2008 and the thirty-nine week period that began on February 4, 2008, both ending on November 2, 2008; and our financial condition as of November 1, 2009.

References in this report to:

•	the 2010 fiscal year or comparable terminology refer to the fiscal year that began February 2, 2009 and will end January 31, 2010; and
•	the 2009 fiscal year or comparable terminology refers to the fiscal year that began February 4, 2008 and ended February 1, 2009.

In the fiscal year 2009 fourth quarter, we reclassified shipping and warehousing costs from selling and administrative expenses to cost of sales in our condensed consolidated financial statements and accompanying notes.  Accordingly, these costs have also been reclassified for prior periods to conform to the new method of presentation.  We reclassified $4.1 million for the fiscal 2009 third quarter and $12.9 million for the fiscal 2009 nine months.

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

Since the fall of 2006, our business has been impacted by low levels of consumer confidence and a weakening housing market.  By late 2008, this malaise, exacerbated by weak credit markets, had spread to the broader U.S. economy.  As a result, the residential home furnishings industry has seen an unprecedented decline in demand for its products.  Year-over-year declines in net sales have continued through the fiscal year 2010 third quarter.

Results of operations for the fiscal 2010 third quarter and first nine months reflect the continuing deterioration in the retail environment for home furnishings.  Discretionary purchases of furniture, particularly at the upper-middle price points where we compete, have been highly affected by low consumer confidence.  Current economic factors, such as rising unemployment and a difficult housing and mortgage market, have resulted in a weak retail environment.  We believe however, that our business model provides us with flexibility to respond to changing market conditions by adjusting inventory purchases from suppliers.  We also believe that the current economic downturn is temporary and upon economic recovery, we will be well positioned to respond quickly to increased demand.

The following are the principal factors that impacted our results of operations during the three and nine-month periods ended November 1, 2009:

•
Net sales declined by $16.4 million, or 23.8%, to $52.6 million during the fiscal year 2010 third quarter compared to net sales of $69.0 million during the fiscal year 2009 third quarter.  For the first nine months of fiscal year 2010, sales declined $54.0 million, or 26.4% to $150.6 million, compared to $204.7 million in the first nine months of fiscal year 2009.  This decline reflects the continuing year-over-year declines in incoming order rates we have experienced in all operating units since the fiscal 2006 third quarter, resulting from the industry-wide slow down in business at retail. However, sales for the fiscal 2010 third quarter increased approximately 14% over the fiscal year 2010 second quarter.

•
Gross margins for the fiscal 2010 third quarter improved due primarily to lower freight costs on wood and metal furniture; however, gross margins in our upholstery units declined due to higher fixed costs as a percent of net sales.

•
Selling and administrative expenses decreased in absolute terms compared to the fiscal year 2009 periods but increased as a percent of net sales due to the effect of the fixed nature of certain selling and administrative costs as a percent of the lower net sales reported in the fiscal 2010 periods.

•
Operating income for the fiscal year 2010 third quarter was $1.8 million, or 3.4% of net sales, compared to operating income of $4.7 million, or 6.8% of net sales, in the fiscal year 2009 third quarter principally due to lower net sales and  higher fixed operating and domestic upholstery overhead costs as a percent of net sales.

•
For the first nine months of fiscal year 2010, operating income was $657,000, or 0.4% of net sales, compared to operating income of $11.8 million, or 5.7% of net sales, in the first nine months of fiscal year 2009 principally due to lower net sales, higher fixed operating and domestic upholstery overhead costs as a percent of net sales and an impairment charge of $613,000 related to the Bradington-Young trade name in the fiscal year 2010 period compared to an $819,000 restructuring credit in the fiscal 2009 period.

Results of Operations

The following table sets forth the percentage relationship to net sales of certain items included in the consolidated statements of operations.

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	November 1,	November 2,	November 1,	November 2,
	2009	2008	2009	2008
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	75.9	77.3	77.7	77.3
Gross profit	24.1	22.7	22.3	22.7
Selling and administrative expenses	20.7	16.7	21.5	17.4
Restructuring and asset impairment (credit) charge	-	(0.8)	0.4	(0.4)
Operating income	3.4	6.8	0.4	5.7
Other (expense) income, net	(0.2)	0.1	(0.1)	0.2
Income before income taxes	3.2	6.9	0.3	5.9
Income tax expense	1.4	2.6	0.3	2.2
Net income	1.8	4.3	-	3.7

Fiscal 2010 Third Quarter Compared to Fiscal 2009 Third Quarter

Net sales for the fiscal year 2010 third quarter declined $16.4 million or 23.8% to $52.6 million compared to $69.0 million for the fiscal 2009 third quarter, principally due to lower unit volume attributed to the continued industry-wide slow down in business at retail.  Nearly every previously existing product line and category reported lower unit sales in the 2010 third quarter compared to the 2009 third quarter.  These unit volume declines were partially offset by sales of our new Envision product line, which was recently introduced to address the needs of a younger consumer.

Unit volume decreased for Hooker wood and metal furniture and Sam Moore domestic upholstered furniture compared to the fiscal 2009 third quarter.  Unit volume increased for Bradington-Young domestic and imported leather upholstery and Sam Moore imported upholstered furniture. Sales of imported upholstery increased approximately 15.7% from the prior year quarter, while domestic upholstery sales declined approximately 6.5% in the same period.

Overall, average selling prices were virtually unchanged during the fiscal year 2010 third quarter compared to the fiscal year 2009 third quarter, as discounting largely offset selling price increases implemented in the fiscal 2009 third quarter in response to cost increases for imported finished goods and raw materials for domestically produced upholstery. Wood and metal furniture average selling prices decreased slightly as a result of higher discounting and a higher proportion of lower-priced youth and Envision furniture sold, while selling prices of imported leather upholstery declined significantly due to heavier discounting on slower-moving products and the mix of products shipped.  The average selling prices for domestic leather upholstered furniture decreased slightly mostly due to aggressive discounting.

Overall, gross profit margin increased to 24.1% of net sales in the fiscal year 2010 third quarter compared to 22.7% in the fiscal year 2009 third quarter, mainly as a result of lower freight costs on wood and metal furniture, partially offset by higher production costs as a percentage of net sales for domestically produced upholstered products due to significantly lower unit volume.  While gross margins for wood and metal furniture improved significantly in the fiscal year 2010 third quarter compared to the fiscal 2009 third quarter, margins for upholstered furniture declined due to higher fixed costs as a percent of sales resulting from lower sales.

Selling and administrative expenses decreased to $10.9 million for the fiscal year 2010 third quarter, compared to $11.5 million for the fiscal year 2009 third quarter.  The decrease in spending was principally due to lower selling expenses attributed to lower sales volume as well as to ongoing cost reduction initiatives undertaken in response to lower sales volume.  However, selling and administrative expenses increased as a percentage of net sales, from 16.7% for the fiscal year 2009 third quarter to 20.7% for the fiscal year 2010 third quarter due to lower net sales. The decrease in selling and administrative expenses was partially offset by $521,000 in severance costs, a $385,000 charge to write down certain supplier-pledged collateral to its net realizable value and $152,000 in increased sample expenses in our upholstery division due to the extensive freshening of its product offerings for the recent Fall International Home Furnishings Market.

As a result, we realized operating income for the fiscal year 2010 third quarter of $1.8 million, or 3.4% of net sales, compared to operating income of $4.7 million, or 6.8% of net sales, in the fiscal year 2009 third quarter.

Other (expense) income, net amounted to a $93,000 expense for the fiscal year 2010 third quarter compared to income of $36,000 for the fiscal year 2009 third quarter.  The increase in other expense is primarily due to charges related to our current and former swap agreements. As described below, we recognized $61,000 in interest expense in connection with writing off the unamortized portion of a termination payment related to a previously terminated swap agreement and a $69,000 charge in other expense to reclassify the balance in accumulated other comprehensive income related to our existing interest rate swap. These charges were partially offset by finance charge income and interest income.

We recorded income tax expense of $733,000 for the fiscal 2010 third quarter and $1.8 million for the fiscal year 2009 third quarter.  The effective rate increased to 43.4% for the fiscal year 2010 third quarter from 37.7% for the fiscal year 2009 third quarter, primarily due to the establishment of a valuation allowance against certain state loss carry forwards and credits, favorable net permanent differences increasing as a percentage of pre-tax income, and the effect of a federal tax penalty incurred for late filing.  Due to a change in accounting method implemented after extending our latest federal income tax return, our tax liability increased, which invalidated our extension of time to file.

Fiscal year 2010 third quarter net income was $957,000, or $0.09 per share, compared to net income of $3.0 million, or $0.27 per share, in the fiscal year 2009 third quarter.

Fiscal 2010 First Nine Months Compared to Fiscal 2009 First Nine Months

Net sales for the fiscal year 2010 first nine months declined $54.0 million, or 26.4%, to $150.6 million compared to $204.7 million for the fiscal 2009 first nine months, largely due to lower unit volume attributed to the continued industry-wide slow down in business at retail.

Unit volume for the first nine months of fiscal year 2010 decreased compared to the same 2009 period across almost all previously existing wood and upholstery product categories.  These unit volume declines were partially offset by sales of our new Envision product line, which was recently introduced to address the needs of a younger consumer.

Overall average selling prices were essentially unchanged for the 2010 first nine months compared to the 2009 first nine months. Selling price increases implemented in September 2009 in response to higher costs for imported finished goods and raw materials for domestically produced upholstery were offset by aggressive discounting.

Gross profit margin decreased to 22.3% of net sales in the fiscal 2010 first nine months compared to 22.7% in the fiscal 2009 first nine months, primarily as a result of higher domestic upholstery production costs and discounting for upholstered products as a percentage of sales, partially offset by lower freight costs on wood and metal furniture.

In the first nine months of fiscal year 2010, selling and administrative expenses decreased $3.3 million, or 9.1%, to $32.3 million compared with $35.6 million in the fiscal year 2009 nine-month period.  The decreased spending is largely due to lower selling expense attributed to lower sales volume, reduced salaries and benefits due to staff reductions since last year, and lower bonuses and severance payments than in the first nine months of fiscal year 2009.  As a percentage of net sales, selling and administrative expenses increased to 21.5% in the fiscal 2010 first nine months from 17.4% in the fiscal 2009 nine-month period, due primarily to lower net sales.

During the 2010 first nine months, we recorded a charge of $613,000 related to impairment of the Bradington-Young trade name, compared to an $819,000 restructuring credit in the first nine months of fiscal 2009 to reverse previously accrued health care benefits for former manufacturing employees terminated when our wood furniture plants were closed.

As a result of these factors, we realized operating income of $657,000, or 0.4% of net sales, for the first nine months of fiscal 2010 compared to operating income of $11.8 million, or 5.7% of net sales, in the first nine months of fiscal 2009.

Other (expense) income, net amounted to a $122,000 expense for the fiscal 2010 nine-month period, compared to income of $391,000, for the fiscal 2009 nine-month period.  This decrease was principally the result of a decrease in interest rates earned on cash and cash equivalent balances and by charges related to our former and current swap agreements.

We recorded income tax expense of $497,000 for the first nine months of fiscal 2010 compared to $4.5 million for the first nine months of 2009.  The effective tax rate rose to 92.9% from 37.3%, respectively, for the same periods, primarily due to the establishment of a valuation allowance against certain state loss carry forwards and credits (increasing the rate by 55.9%), favorable net permanent differences increasing as a percentage of pre-tax income (decreasing the rate by 39.2%), and the effect of a federal tax penalty incurred for late filing (increasing the rate by 18.7%).  Due to a change in accounting method implemented after extending our latest federal income tax return, our tax liability increased, which invalidated our extension of time to file.  It should be noted that when pre-tax income is low, a relatively small change in tax can create a large percentage change in the rate.

We recognized net income of $38,000, or less than one cent per share for the 2010 nine-month period compared to net income of $7.6 million, or $0.68 per share, in the fiscal 2009 nine-month period.  As a percent of net sales, the 2010 nine-month income is essentially 0.0% compared to 2009 nine-month net income of 3.7% of net sales.

Woodleaf Closing

On July 16, 2009, we decided to transition production from our Bradington-Young Woodleaf, North Carolina frame manufacturing plant (a leased facility) to Bradington-Young’s Cherryville, North Carolina facility by the end of December 2009.  On July 17, 2009, we met with the Woodleaf employees and announced our plans to sell the frame production operation, including the associated machinery and equipment, as an on-going business.  However, at November 1, 2009 we had not found and do not anticipate finding a buyer for this operation. Consequently, during the 2010 fiscal third quarter, we accrued $132,000 for severance, the majority of which we expect to pay during our fiscal 2010 fourth quarter and $48,000 in accelerated depreciation for the write-down of fixed assets utilized at this location. We anticipate recording an additional $32,000 in accelerated depreciation during our fiscal 2010 fourth quarter.

We expect that exiting the Woodleaf operation and moving frame production to Cherryville will reduce fixed overhead costs by approximately $350,000 annually (or about $0.02 to $0.03 per share after tax) following the completion of the transition period beginning in fiscal 2011.

Supplier Commitments

Since 2009, we have advanced payments to and provided financing guarantees for one of our finished goods suppliers to facilitate the supplier’s purchase of raw materials and other related items in order to help ensure timely delivery of finished goods to us.  The balance of the advances and other miscellaneous amounts to this supplier at November 1, 2009 was $85,000. In order for the supplier to obtain additional bank financing, we issued a standby letter of credit as security in the amount of $600,000. In conjunction with the issuance of the letter of credit, we entered into a security agreement with the supplier and the supplier’s shareholders, which provides us with a security interest in certain assets of the supplier and its shareholders. During September 2009, prior to the expiration of the letter of credit, the supplier ceased operations, defaulted on its bank notes and its lender drew on our $600,000 letter of credit. Subsequently, we reimbursed our letter of credit provider for the $600,000. Due to the location and nature of the pledged collateral, we may incur substantial costs to obtain and foreclose on it. We are currently assessing options to recover amounts owed to us, including negotiating a repayment plan with the supplier.  However, a repayment plan may not materialize. Consequently, we recorded a charge of $300,000 during our fiscal 2010 third quarter to write down the value of the pledged collateral to our estimate of its net realizable value and a charge of $85,000 to reserve against the potential uncollectability of the outstanding advances and other miscellaneous amounts due from the supplier.

Outlook

The year over year declines in quarterly incoming orders, which began in the Fall of 2006, continued during the fiscal year 2010 third quarter. While business has improved somewhat since the end of the second quarter, we believe that additional growth may be slow, irregular, and easily derailed.  Our outlook for the fourth quarter is one of continued cautious optimism. While we expect general retail conditions to remain weak, we expect to see continued typical seasonal improvement in our business during fourth quarter. We believe that our product, inventory availability, and business model uniquely position us to take advantage of any upturn in the economy.  That optimism, however, is tempered by the uniqueness of the present economic situation. Thus, we believe that continued attention to cost control is necessary.

Our new Envision product line, which was designed to address the needs of a younger, less-affluent consumer, was introduced in April and debuted on retail sales floors during the fiscal year 2010 third quarter.  While response to this new line has been encouraging, we have not yet seen an overall rebound in big-ticket consumer products such as furniture, so we remain cautious in our planning and continue to take actions to address challenges to our profitability.  Some of those actions include:

●	deferring, reducing or eliminating certain spending plans;
●	continuing to refine the management of our supply chain, warehousing and distribution operations; and
●	adjusting our inventory levels to reflect current business conditions and lower sales volumes.

Our domestic upholstery manufacturing operations have been particularly impacted by the prolonged sales downturn due to higher fixed overhead costs as a percentage of reduced net sales.  To mitigate the impact of these sales declines we are:

●	pursuing additional distribution channels and offering an array of new products and designs that we believe will generate additional sales growth;
●	taking actions to streamline our domestic upholstery operations, improve efficiency and reduce overhead; and,
●	continuing to evaluate our manufacturing capacity utilization, work schedules and operating costs to better match costs to current sales volume levels.

Due to excess capacity resulting from continuing the industry-wide slowdown in sales, which began in the Fall of 2006, our upholstery division reported an operating loss of 6.8% of net sales for the fiscal 2010 third quarter as compared to an operating loss of 3.0% of net sales for the comparable fiscal 2009 period. For the first nine months of fiscal 2010, the division reported an operating loss of 10.6% of net sales as compared to an operating loss of 1.1% of net sales in the comparable fiscal 2009 period. We have responded to this decline in performance by intensifying our focus on cost reduction and sales growth initiatives for our upholstery operations including reductions of  personnel, consolidating manufacturing facilities, implementing Lean Manufacturing, and introducing technological changes to reduce labor costs. In terms of sales growth, we have focused on updating our upholstery lines with more contemporary offerings while retaining our best selling traditionally-styled items. Consequently, we recently introduced the Envision line to respond to the needs of a younger and less affluent consumer. Additionally, our recently introduced Paris Flea Market collection integrates stand-alone elements from all three Hooker brands –including both upholstery and wood furniture- in a fresh and exciting way, which we believe will represent a compelling value for consumers and ultimately drive sales across the entire company.  We are encouraged by the response to these product offerings at the recent Fall International Home Furnishings Market. With continued emphasis on cost control and product development, coupled with a continued improvement in business, we believe we can return our upholstery division to profitability in fiscal 2011.

Financial Condition, Liquidity and Capital Resources

Balance Sheet and Working Capital

As of November 1, 2009, assets totaled $145.7 million, decreasing from $153.5 million at February 1, 2009, principally due to decreases in inventories, and accounts receivable, partially offset by increases in cash and cash equivalents. Shareholders’ equity at November 1, 2009 decreased to $125.5 million, compared to $129.7 million at February 1, 2009, due primarily to lower net income for the first nine months of fiscal year 2010.  We have no long-term debt, including current maturities, at November 1, 2009, as compared to $5.2 million at February 1, 2009, as a result of scheduled debt repayments and the early repayment of our term loans in August 2009.

Net working capital (current assets less current liabilities) decreased by $4.4 million, or 4.8%, to $86.8 million as of November 1, 2009, from $91.3 million at the end of fiscal 2009, as a result of decreases of $6.4 million in current assets and $2.0 million in current liabilities.  Our working capital ratio (the relationship between our current assets and current liabilities) improved to 7.3:1 at November 1, 2009 compared to 6.8:1 at February 1, 2009.

The decrease in current assets was principally due to decreases of $26.7 million in inventories and $4.0 million in accounts receivable, partially offset by increases of $22.9 million in cash and cash equivalents, primarily due to lower inventory purchases due to lower sales, and $1.4 million in prepaid expenses and other current assets.  Accounts receivable decreased primarily due to lower sales.

Consolidated inventories decreased 44.3%, to $33.5 million as of November 1, 2009, from $60.2 million at February 1, 2009, mainly due to lower imported wood and metal furniture inventories, resulting from reduced purchases of finished goods inventory in response to lower incoming order rates.  Upholstery inventories have declined 25.7% since February 1, 2009, also in response to lower incoming order rates.

The decrease of $2.0 million in current liabilities was primarily attributable to the repayment of our outstanding term loan during the third quarter of fiscal year 2010.

Cash Flows – Operating, Investing and Financing Activities

During the nine months ended November 1, 2009, cash generated from operations ($32.9 million), short-term borrowing against our factored receivables ($4.5 million) and proceeds received on certain life insurance policies ($986,000) funded an increase in cash and cash equivalents ($22.9 million), principal payments on long-term debt ($5.2 million), payment of cash dividends ($3.2 million), repayment of borrowing against our factored receivables as they were collected by our agent ($4.4 million),  premiums paid on life insurance policies ($1.4 million) and capital expenditures to maintain and enhance our business operating systems and facilities ($1.3 million).

During the nine months ended November 2, 2008, cash generated from operations ($1.7 million), expenditures of $20.7 million of cash and cash equivalents and proceeds received on certain life insurance policies ($357,000) funded the purchase and retirement of common stock ($14.1 million), payment of cash dividends ($3.4 million), scheduled principal payments on long-term debt ($2.0 million), capital expenditures to maintain and enhance the Company’s business operating systems and facilities ($1.8 million), premiums paid on life insurance policies ($1.3 million), and additional expenditures in connection with the acquisition of the Opus Designs youth bedroom line ($181,000).

We used $1.6 million of cash for investing activities during the first nine months of fiscal year 2010 compared to $2.8 million during the nine-month period ended November 2, 2008.  During the fiscal year 2010 nine-month period, we used $1.3 million to purchase property, plant and equipment, paid premiums of $1.4 million and received proceeds of $986,000 from company-owned life insurance.  In the fiscal year 2009 nine-month period, we used $1.8 million to purchase property, plant and equipment and paid premiums of $1.3 million and received proceeds of $357,000 from company-owned life insurance.

We used $8.3 million of cash for financing activities during the first nine months of fiscal year 2010 compared to $19.5 million in the nine-month period ended November 2, 2008.  During the first nine months of fiscal year 2010, we received $4.5 million from short-term borrowing against our factored accounts receivable, made payments of $5.2 million on our term loans, repaid $4.4 million of the loan against our factored receivables as the receivables were collected by our agent and paid cash dividends of $3.2 million.  During the first nine months of fiscal year 2009, we used $14.1 million to purchase and retire common stock, paid cash dividends of $3.4 million and made scheduled principal payments of $2.0 million on our term loans.

Amendment of Credit Agreement and Repayment of Term Loans

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

The other terms of the credit agreement, including our $15 million revolving line of credit, were unchanged.  A copy of the amendment was included as Exhibit 10.1 to our Form 8-K, filed with the SEC on August 13, 2009.

Swap Agreements

From time to time we have entered into swap agreements to hedge against the potential impact of increases in interest rates on our floating-rate debt instruments.  By using swap agreements to hedge exposures to changes in interest rates, we expose ourselves to credit risk and market risk.  Credit risk is the potential failure of the counterparty to perform under the terms of the swap agreement.  We attempt to minimize this credit risk by entering into transactions with high-quality counterparties.  Market risk is the potential adverse effect on the value of the swap agreement that results from a change in interest rates.  The market risk associated with interest-rate contracts is managed by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken.

We are party to an interest rate swap agreement that provided, in effect, for a fixed interest rate of 4.1% through 2010 on our term loans. Prior to our fiscal 2010 third quarter, we accounted for our interest rate swap agreement as a cash flow hedge and recognized the fair value of the agreement on the balance sheet in shareholders’ equity under the caption “accumulated other comprehensive income”.  The related gains or losses on this instrument were recorded through comprehensive income and, accordingly, were included in accumulated other comprehensive income on the balance sheet until recognized in net income.  The gains or losses on this transaction were recognized in net income in the periods in which interest expense on our term notes (the related hedged item) was recognized in net income.

In 2003, we terminated a similar swap agreement, which in effect provided a fixed interest rate of approximately 7.4% on our term loans.  We made a $3.0 million payment to terminate that former swap agreement, which through the periods ended August 2, 2009 was being amortized over the remaining repayment period of the loans, resulting in an effective fixed interest rate of approximately 7.4% on the term loans. The unamortized balance of the termination payment of $142,000 ($229,000 pretax) as of February 1, 2009 is reflected under the caption “accumulated other comprehensive income” in the condensed consolidated balance sheets.  In connection with the amendment of our credit agreement with Bank of America, effective August 11, 2009, we repaid our term loans in full, without penalty, during our fiscal 2010 third quarter. Consequently, we wrote-off the remaining $61,000 unamortized balance of this swap termination payment during the fiscal 2010 third quarter.

In addition, our interest rate swap related to this term loan no longer qualified as an effective hedge and we recognized a charge of $130,000 to recognize in income the cumulative balance under accumulated other comprehensive income during the third quarter. Through the remainder of the term of this interest rate swap which terminates on September 1, 2010 all future changes in the swap’s fair value will be charged against net income. We recognized an additional charge of $22,000 against net income during the third quarter for the change in the swap’s fair value after the date our term loans were repaid.

Debt Covenant Compliance

The credit agreement for our revolving credit facility, as amended, includes, among other requirements, financial covenants as to minimum tangible net worth, the ratio of funded debt to earnings before interest, taxes, depreciation and amortization, and maximum capital expenditures.  We were in compliance with these covenants as of November 1, 2009.

Liquidity, Financial Resources and Capital Expenditures

As of November 1, 2009, we had an aggregate $13.3 million available under our revolving credit facility to fund working capital needs.  Standby letters of credit in the aggregate amount of $1.7 million, used to collateralize certain insurance arrangements and for imported product purchases, were outstanding under our revolving credit facility as of November 1, 2009.  There were no additional borrowings outstanding under the revolving credit line on November 1, 2009.  Any principal outstanding under the credit line is due March 1, 2011.

We believe that we have the financial resources (including available cash and cash equivalents, expected cash flow from operations, and lines of credit) needed to meet business requirements for the foreseeable future, including capital expenditures, working capital and repayments of outstanding debt.  Cash flow from operations is highly dependent on incoming order rates and our operating performance.  We expect to spend an additional $100,000 to $300,000 in capital expenditures during the remainder of fiscal year 2010 to maintain and enhance our operating systems and facilities.

During the three months that ended November 1, 2009, we repaid in full the remaining $3.8 million outstanding under our term loans, in connection with the amendment of our credit agreement, see “Amendment of Credit Agreement and Repayment of Term Loans” above.

Accounting Pronouncements

During the fiscal year 2010 third quarter, we adopted one new accounting pronouncement, which did not have a material impact on our financial position or results of operations.  See “Note 2 – Accounting Pronouncements” to the condensed consolidated financial statements included in this report.

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

Any forward looking statement that we make speaks only as of the date of that statement, and we undertake no obligation, except as required by law, to update any forward-looking statements whether as a result of new information, future events, or otherwise.

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

Our obligations under our revolving line of credit bear interest at variable rates.  We have entered into interest rate swap agreements that, in effect, fixed the rate of interest on our former term loans.  The notional principal value of the swap agreements was equal to the outstanding principal balance of the term loans. In August 2009, we repaid in full the outstanding balance of our term loans. As a result, changes in the fair value of our outstanding interest rate swap will now be reflected in net income. A fluctuation in market interest rates of one percentage point (or 100 basis points) would not have a material impact on our results of operations or financial condition.  For additional discussion regarding our swap agreement see “Swap Agreements” in Management’s Discussion and Analysis in our annual report on Form 10-K for the year ended February 1, 2009 and in this quarterly report and Note 11, Interest Rate Swaps (Derivative Financial Instruments) to the condensed consolidated financial statements included in this report.

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

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended November 1, 2009.  Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure and are effective to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

Changes in Internal Controls

There have been no changes in our internal control over financial reporting during the quarter ended November 1, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

10.2*	Voluntary Separation Agreement and General Release by and between Sekar Sundararajan and Hooker Furniture Corporation dated October 28, 2009.

31.1*	Rule 13a-14(a) Certification of the Company’s principal executive officer

31.2*	Rule 13a-14(a) Certification of the Company’s principal financial officer

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

HOOKER FURNITURE CORPORATION

Date: December 9, 2009	By:	/s/ E. Larry Ryder
E. Larry Ryder
Executive Vice President – Finance and Administration and Chief Financial Officer