Form 10-Q
period 2010-05-02
HOOKER FURNITURE CORP
filed 2010-06-09
CIK 1077688

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended May 2, 2010

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of June 7, 2010

Common stock, no par value	10,774,743
(Class of common stock)	(Number of shares)

PART I.  FINANCIAL INFORMATION

Item 1.                        Financial Statements

HOOKER FURNITURE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, including share data)
(Unaudited)

	May 2,	January 31,
	2010	2010

Assets
Current Assets
Cash and cash equivalents	$38,747	$37,995
Accounts receivable, less allowance for doubtful accounts
of $1,559 and $1,938 on each date	24,388	25,894
Inventories	38,541	36,176
Prepaid expenses and other current assets	4,426	3,468
Total current assets	106,102	103,533
Property, plant, and equipment, net	22,198	22,747
Intangible assets	3,468	3,468
Cash surrender value of life insurance policies	15,315	14,810
Other assets	4,593	4,541
Total assets	$151,676	$149,099

Liabilities and Shareholders' Equity
Current Liabilities
Trade acccounts payable	$11,781	$10,425
Accrued salaries, wages and benefits	2,565	2,184
Other accrued expenses	2,588	1,953
Accrued dividends	1,077	1,077
Total current liabilities	18,011	15,639
Deferred compensation	6,099	5,868
Total liabilities	24,110	21,507

Shareholders' equity
Common stock, no par value, 20,000 shares authorized,
10,775 shares issued and oustanding on each date	17,091	17,076
Retained earnings	110,069	110,073
Accumulated other comprehensive income	406	443
Total shareholders' equity	127,566	127,592
Total liabilities and shareholders' equity	$151,676	$149,099

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

HOOKER FURNITURE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Thirteen Weeks Ended
	May 2,	May 3,
	2010	2009

Net Sales	$51,353	$52,063

Cost of Sales	39,084	40,836
Casualty loss	2,025	-
Insurance recovery	(1,525)	-
Total Cost of Sales	39,584	40,836

Gross Profit	11,769	11,227

Selling and administrative expenses	10,063	11,181
Asset impairment charge	-	673

Operating income (loss)	1,706	(627)

Other (expense) income, net	12	(3)

Income (loss) before income taxes	1,718	(630)

Income tax expense (benefit)	644	(174)

Net income (loss)	$1,074	$(456)

Earnings (loss) per share
Basic	$0.10	$(0.04)
Diluted	$0.10	$(0.04)

Weighted average shares outstanding:
Basic	10,757	10,752
Diluted	10,767	10,757

Cash dividends declared per share	$0.10	$0.10

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

HOOKER FURNITURE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Thirteen Weeks Ended
	May 2,	May 3,
	2010	2009
Cash flows from operating activities
Cash received from customers	$52,427	$56,838
Cash paid to suppliers and employees	(50,378)	(39,872)
Insurance procceds received on casualty loss	500	-
Income taxes paid, net	(227)	(156)
Interest (paid), net	(45)	(128)
Net cash provided by operating activities	$2,277	$16,682

Cash flows from investing activities
Purchase of property, plant, and equipment	(198)	(602)
Proceeds from the sale of property and equipment	5	9
Premiums paid on officers' life insurance	(255)	(280)
Proceeds received on officers' life insurance	-	374
Net cash used in investing activities	(448)	(499)

Cash flows from financing activities
Cash dividends paid	(1,077)	(1,077)
Payments on long-term debt	-	(705)
Net cash used in financing activities	(1,077)	(1,782)

Net increase in cash and cash equivalents	$752	$14,401
Cash and cash equivalents at the beginning of the period	37,995	11,804
Cash and cash equivalents at the end of the period	$38,747	$26,205

Reconciliation of net income to net cash provided by operating activities:
Net income (loss)	$1,074	$(456)
Depreciation and amortization	748	730
Non-cash restricted stock awards and performance grants	15	20
Asset impairment charges	-	673
Provision for doubtful accounts	(329)	183
Deferred income taxes	(159)	(141)
Changes in assets and liabilities:
Trade accounts receivable	1,835	4,521
Inventories	(2,365)	13,109
Prepaid expenses and other current assets	(30)	(83)
Trade accounts payable	279	(1,780)
Accrued salaries, wages, and benefits	381	64
Accrued income taxes	576	-
Other accrued expenses	59	(382)
Deferred compensation	193	192
Other long-term liabilities	-	32
Net cash provided by operating activties	$2,277	$16,682

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

HOOKER FURNITURE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar and share amounts in tables, except per share amounts, in thousands unless otherwise indicated)
(Unaudited)
For the Thirteen Weeks Ended May 2, 2010

1.	Preparation of Interim Financial Statements

The condensed consolidated financial statements of Hooker Furniture Corporation and subsidiaries (referred to as “we,” “us,” “our,” “Hooker” or the “Company”) have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”).  In the opinion of management, these statements include all adjustments necessary for a fair statement of the results of all interim periods reported herein.  All such adjustments are of a normal recurring nature.  Certain information and footnote disclosures prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) are condensed or omitted pursuant to SEC rules and regulations.  However, we believe that the disclosures made are adequate for a fair presentation of our results of operations and financial position.  Operating results for the interim periods reported herein may not be indicative of the results expected for the year.  These financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in our annual report on Form 10-K for the fiscal year ended January 31, 2010.

The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect both the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from our estimates.

The financial statements contained herein are being filed as part of a quarterly report on Form 10-Q covering the thirteen-week period (also referred to as “three months,” “three-month period,” “quarter” or “quarterly period”) that began February 1, 2010 and ended on May 2, 2010.  These financial statements also include the thirteen-week period that began February 2, 2009 and ended on May 3, 2009.

References in these notes to the condensed consolidated financial statements of the Company to:

▪	the 2011 fiscal year and comparable terminology mean the fiscal year that began February 1, 2010 and will end January 30, 2011; and

▪	the 2010 fiscal year and comparable terminology mean the fiscal year that began February 2, 2009 and ended January 31, 2010.

2.	Inventories

	May 2,	January 31,
	2010	2010

Finished furniture	$42,060	$40,205
Furniture in process	864	798
Materials and supplies	7,866	7,258
Inventories at FIFO	50,790	48,261
Reduction to LIFO basis	12,249	12,085
Inventories	$38,541	$36,176

3.           Property, Plant and Equipment

	May 2,	January 31,
	2010	2010
Buildings and land improvements	$23,814	$23,708
Machinery and equipment	3,553	3,507
Furniture and fixtures	27,608	27,494
Other	4,104	4,043
Total depreciable property at cost	59,079	58,752
Less accumulated depreciation	38,346	37,603
Total depreciable property, net	20,733	21,149
Land	1,357	1,357
Construction in progress	108	241
Property, plant and equipment, net	$22,198	$22,747

4.           Intangible Assets

	May 2,	January 31,
	2010	2010
Non-amortizable Intangible Assets
Trademarks and trade names - Bradington-Young	$2,676	$2,676
Trademarks and trade names - Sam Moore	396	396
Trademarks and trade names - Opus Designs	396	396
Total trademarks and tradenames	3,468	3,468

5.           Accounts Receivable

	May 2,	January 31,
	2010	2010

Trade accounts receivable	$16,917	$19,400
Receivable from factor	9,030	8,432
Allowance for doubtful accounts	(1,559)	(1,938)
Accounts receivable	$24,388	$25,894

“Receivable from factor” represents amounts due with respect to factored accounts receivable. We factor substantially all of our upholstery division accounts receivable without recourse to us.

Under our factoring agreement entered into on July 15, 2009, invoices for upholstery products are generated and transmitted to our customers, with copies to the factor on a daily basis, as products are shipped to our upholstery customers.  The factor collects the amounts due and remits collected funds to us semi-weekly. We retain ownership of the accounts receivable until the invoices are 90 days past due. At that time, the factor pays us the net invoice amount, less factoring fees and takes ownership of the accounts receivable. The factor is then entitled to collect the invoices on its own behalf and retain any subsequent remittances. The invoiced amounts are reported as accounts receivable on our condensed consolidated balance sheets when the merchandise is delivered to our customer until payment is received from the factor.

A limited number of accounts receivable are factored with recourse to us. The amounts of these receivables at May 2, 2010 and January 31, 2010 were $117,000 and $205,000, respectively. If the factor is unable to collect the amounts due, invoices are returned to us for collection. We include an estimate for these potentially uncollectible receivables in our calculation of our allowance for doubtful accounts.

6.           Other Comprehensive Income

	Thirteen Weeks Ended
	May 2,	May 3,
	2010	2009
Net income	$1,074	$(456)
Loss on interest rate swap	-	(19)
Portion of swap agreement's fair value
reclassified to interest expense	-	62
Unrealized gain on interest rate swap	-	43
Portion of accumulated acturial gain on Supplemental
Retirement Income Plan reclassified to deferred
compensation expense	(59)	(55)
Other comprehensive loss before tax	(59)	(12)
Income tax benefit	22	4
Other comprehensive loss, net of tax	(37)	(8)
Comprehensive net income (loss)	$1,037	$(464)

7.           Supplier Receivable

From May 2007 through September 2009, we advanced payments to, and provided financing guarantees for one of our finished goods suppliers to facilitate the supplier’s purchase of raw materials and supplies to ensure timely delivery of finished goods to us.  The balance of the advances and other miscellaneous amounts due from this supplier at May 2, 2010 and January 31, 2010 were $132,000 and $124,000, respectively, and are fully reserved. In order for the supplier to obtain additional bank financing, we issued a standby letter of credit on July 14, 2008 as security in the amount of $600,000. In conjunction with the issuance of the letter of credit, we entered into a security agreement with the supplier and the supplier’s shareholders, which provided us with a security interest in certain assets of the supplier and its shareholders. During September 2009, prior to the expiration of the letter of credit, the supplier ceased operations, and defaulted on its bank notes, and its lender drew on our $600,000 letter of credit. Subsequently, we reimbursed our letter of credit provider for the $600,000. During fiscal year 2010 we wrote down the pledged collateral to our estimate of its net realizable value of $300,000. The estimated net realizable amount for the pledged collateral of $300,000 at May 2, 2010 and January 31, 2010 is recorded in the long-term section of our condensed consolidated balance sheets in “Other assets.” Based on a recent appraisal, we believe that the net realizable value of $300,000 is reasonable and approximates the pledged collateral’s fair value. We are currently working with the supplier and its shareholders to have the pledged collateral conveyed to us and plan to offer the property for sale.

8.           Earnings Per Share

Since 2006, we have issued restricted stock awards to non-employee members of the board of directors under the Stock Plan each January, and expect to continue to grant these awards to non-employee board members in the future.  As of May 2, 2010 and January 31, 2010 there were 17,640 shares of restricted stock outstanding, net of forfeitures and vested shares on each date.  Restricted shares awarded that have not yet vested are considered when computing diluted earnings per share.

The following table sets forth the computation of basic and diluted earnings per share:

	Thirteen Weeks Ended
	May 2,	May 3,
	2010	2009

Net income	$1,074	$(456)
Less: Unvested participating restricted stock dividends	2	-
Net earnings allocated to unvested participating
restricted stock	1	-
Earnings available for common shareholders	1,071	(456)

Weighted average shares outstanding for basic
earnings per share	10,757	10,752
Dilutive effect of non-vested restricted stock awards	10	5
Weighted average shares outstanding for diluted
earnings per share	10,767	10,757

Basic earnings (loss) per share	$0.10	$(0.04)

Diluted earnings (loss) per share	$0.10	$(0.04)

9.           Long Term Debt and Interest Rate Swaps

As of May 2, 2010, we had an aggregate $13.1 million available under our revolving credit facility to fund working capital needs.  Standby letters of credit in the aggregate amount of $1.9 million, used to collateralize certain insurance arrangements and for imported product purchases, were outstanding under our revolving credit facility as of May 2, 2010.  There were no additional borrowings outstanding under the revolving credit line on May 2, 2010.  Any principal outstanding under the credit line is due March 1, 2011.

From time to time we have entered into swap agreements to hedge against the potential impact of increases in interest rates on our floating-rate debt instruments.  Swap agreements that hedge exposures to changes in interest rates expose us to credit risk and market risk.  Credit risk is the potential failure of the counterparty to perform under the terms of the swap agreement.  We attempt to minimize this risk by entering into transactions with high-quality counterparties.  Market risk is the potential adverse effect on the value of the swap agreement that results from a decline in interest rates.  The market risk associated with interest-rate contracts is managed by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken.

We are party to an interest rate swap agreement that provided, in effect, for a fixed interest rate of 4.1% through 2010 on our term loans. Prior to our fiscal 2010 third quarter, we accounted for our interest rate swap agreement as a cash flow hedge and recognized the fair value of the agreement on the balance sheet in shareholders’ equity under the caption “accumulated other comprehensive income.”  The related gains or losses on this instrument were recorded through comprehensive income and, accordingly, were included in accumulated other comprehensive income on the balance sheet until recognized in net income.  The gains or losses on this transaction were recognized in net income in the periods in which interest expense on our term notes (the related hedged item) were recognized in net income. In August 2009, we repaid our term loans in full. As a result, our interest rate swap no longer qualifies as an effective hedge. Through the remainder of the term of this interest rate swap, which terminates on September 1, 2010, all changes in the swap’s fair value will be charged against net income except for scheduled payments under the agreement.

As of May 2, 2010 we were party to one derivative financial instrument, as described in the following table:

		Fixed
	Notional	Interest
Agreement	Amount	Rate	Expiration Date	Fair Value

Interest rate swap	$1,560	3.09%	September 1, 2010	$(17)

Fair Value Disclosure of Derivative Instruments

The following table provides quantitative fair value disclosures regarding our interest rate swap at May 2, 2010 and January 31, 2010:

Fair Value at Dates Indicated
		Quoted Prices in	Significant
	Carrying Value and	Active Markets	Other	Significant
	Balance Sheet Location	for Identical	Observable	Unobservable
	(Other Accrued	Instruments	Inputs	Inputs
	Expenses)	(Level 1)	(Level 2)	(Level 3)

Interest rate swap at May 2, 2010	$(17)		$(17)
Interest rate swap at January 31, 2010	(33)		(33)

	Thirteen Weeks Ended
	May 2,	May 3,
	2010	2009
Interest rate swap:
Loss recognized in other comprehensive income	$-	$(19)
Loss reclassified from accumulated other comprehensive
income into interest expense, net	-	62

10.      Employee Benefit Plans

Components of net periodic benefit cost:

	Thirteen Weeks Ended
	May 2,	May 3,
	2010	2009
Net periodic benefit cost
Service cost	$146	$158
Interest cost	85	89
Gain	(59)	(54)
Net periodic benefit cost	$172	$193

11.      Casualty Loss

On March 10, 2010, we experienced a fire at one of our warehouse facilities in Martinsville, Va. The fire was contained to an area of approximately 2,000 square feet within a 580,000 square foot facility. The costs associated with the fire exceeded our insurance deductible of $500,000, but we expect that amounts in excess of our deductible will be fully covered by insurance. During the fiscal 2011 first quarter, we recorded a casualty loss of $2.0 million and an insurance recovery of $1.5 million, both in cost of sales. The net charge to cost of sales of $500,000 represents our insurance deductible. Additionally, we recorded a receivable of $1.0 million for amounts due to us from our insurance carrier. The receivable is recorded in the “Prepaid expenses and other current assets” line of the current assets portion of our condensed consolidated balance sheet. We also recorded a payable of $1.1 million for amounts due to vendors for our fire recovery and remediation efforts. The payable is recorded in the “trade accounts payable” line of the current liabilities portion of our condensed consolidated balance sheet.

12.      Subsequent Events

We have evaluated events that occurred subsequent to May 2, 2010, through the financial statement issuance date and determined that there were no recordable or reportable subsequent events.

Item 2.                        Management’s Discussion and Analysis of Financial Condition and Results of Operations

This quarterly report on Form 10-Q includes our unaudited condensed consolidated financial statements for the thirteen-week period (also referred to as “three months,” “three-month period,” “quarter” or “quarterly period”) that began February 1, 2010 and ended on May 2, 2010.  This report discusses our results of operations for this period compared to the fiscal year 2010 thirteen-week first quarter that began on February 2, 2009 and ended on May 3, 2009; and our financial condition as of January 31, 2010.

References in this report to:

▪	the 2011 fiscal year and comparable terminology mean the fiscal year that began February 1, 2010 and will end January 30, 2011; and

▪	the 2010 fiscal year and comparable terminology mean the fiscal year that began February 2, 2009 and ended January 31, 2010.

Nature of Operations

Incorporated in Virginia in 1924, Hooker Furniture Corporation (“Company”, “we”, “us”, and “our”) is ranked among the nation’s top 10 largest publicly traded furniture sources, based on 2009 shipments to U.S. retailers, according to Furniture/Today, a leading trade publication.  We are a key resource for residential wood, metal and upholstered furniture.  Our major wood furniture product categories include home entertainment, home office, accent, dining, bedroom and bath furniture under the Hooker Furniture brand, and youth furniture sold under the Opus Designs by Hooker brand.  Our residential upholstered seating companies include Cherryville, N.C.-based Bradington-Young, LLC, a specialist in upscale motion and stationary leather furniture, and Bedford, Va.-based Sam Moore Furniture LLC, a specialist in upscale occasional chairs with an emphasis on cover-to-frame customization.  An extensive selection of designs and formats along with finish and cover options in each of these product categories makes us a comprehensive residential furniture resource, primarily for retailers targeting the medium and upper-medium price range.  Our principal customers are retailers of residential home furnishings who are broadly dispersed throughout North America.  Customers include independent furniture stores, specialty retailers, department stores, catalog merchants, interior designers and national and regional chains.

Overview

We have seen a growing consumer preference for lower-priced, high-quality imported furniture products since 2001.  Led by the change in consumer demand, from 2003 to 2008 we systematically increased our focus on high-quality imported home furnishings with a coordinated exit from domestic wood furniture manufacturing.  We closed our last domestic wood manufacturing plant during the fiscal year 2008 first quarter and completed the sale of all wood furniture manufacturing assets no longer needed in the business in December 2007.  As a result, we have replaced a domestic operating model for wood furniture, which had high overhead and high fixed costs, with a low overhead, variable cost import model.  We are now focused on imported wood and metal furniture, as well as both domestically produced and imported upholstered home furnishings.  Maintaining domestic upholstered furniture manufacturing allows us to offer quick turnaround on orders for custom leather and fabric upholstered seating and remains an important part of our strategy.

Since the fall of 2006, our business has been impacted by low levels of consumer confidence and a weakening housing market.  By late 2008, this malaise, exacerbated by weak credit markets, had spread to the broader U.S. economy.  As a result, the residential home furnishings industry has seen an unprecedented decline in demand for its products.  Discretionary purchases of furniture, particularly at the middle and upper-middle price points where we compete, have been highly affected by low consumer confidence.  Current economic factors, such as high unemployment and difficult housing and mortgage markets, have resulted in a weak retail environment.  We believe, however, that our business model continues to provide us with flexibility to respond to changing market conditions by adjusting inventory purchases from suppliers.

Due to the prolonged downturn and weak demand for residential furniture products as a result of the recession, our Asian sourcing partners realigned production in their plants by closing production lines, laying off employees and making other changes in order to balance production with decreased demand. The shipping lines that we utilize to transport these sourced goods to us have likewise adjusted their capacity by temporarily taking portions of their fleets out of service, which has lengthened the time it takes to get our products to our distribution facilities in the U.S. As our incoming order rates have increased, our order backlog has increased substantially due to these issues. At May 2, 2010 our order backlog stood at 8.2 weeks of sales as compared to 4.6 weeks at May 3, 2009. We are working with our sourcing and transportation partners to alleviate these backlog issues, as well as working to secure new sources in these areas. As Asian manufacturing and transportation capacity increases due to increased demand, we believe that these backlog issues will begin to improve. However, we are likely to experience continued backlog issues in the short to medium term, which will in-turn negatively affect our revenues and margins.

Year-over-year declines in net sales continued through the fiscal year 2011 first quarter. However, fiscal year 2011 first quarter sales decreased by only 1.4% compared to the fiscal year 2010 first quarter, which is the lowest year-over year sales decrease in eleven fiscal quarters and  continues a trend that began with the fiscal 2010 fourth quarter’s 6.7% year-over-year decrease, which, at that time, was the lowest decrease in ten fiscal quarters. While overall wood and metal furniture sales decreased, we realized significant increases in upholstery sales over the prior year quarter and over the fiscal 2010 fourth quarter. This increase in upholstery sales mirrors current furniture industry trends. Generally, past furniture industry recoveries were first marked by increased upholstery sales. While the uniqueness of the present economic situation and unpredictable nature of consumer behavior may complicate our industry’s recovery, we are very encouraged by these sales increases both at Hooker and for the industry at large.

The following are the principal factors that impacted our results of operations during the three month period ended May 2, 2010:

▪
Net sales declined by $710,000, or 1.4%, to $51.4 million during the fiscal year 2011 first quarter compared to net sales of $52.1 million during the fiscal year 2010 first quarter.  This decline reflects the continued year-over-year declines in case goods incoming order rates experienced since the fiscal 2006 third quarter, resulting from the industry-wide slowdown in business at retail and, more recently, delays in obtaining some of our sourced product (as discussed above.) However, the case goods order rate decrease was partially offset by significantly increased upholstery order rates in the current quarter. Additionally, case goods order rates appear to be stabilizing as  decreases in the fiscal 2011 first quarter are significantly lower than the comparable prior year fiscal quarter and are lower than the fiscal year 2010 fourth quarter decrease.

▪	Gross margins for the fiscal 2011 first quarter improved primarily due to

o	lower freight costs as a percentage of sales for wood and metal furniture and
o	slightly increased margins at our upholstery division primarily due to increased upholstery sales.

These improvements were partially offset by a $500,000 net charge ($312,000 or $0.03 per share, after tax) to cost of sales to recognize our insurance deductible for a fire that occurred at one of our distribution facilities during the fiscal 2011 first quarter.

▪
Selling and administrative expenses decreased in both absolute terms and as a percentage of sales compared to the corresponding fiscal year 2010 period, primarily as a result of cost cutting measures implemented during fiscal 2010 and lower selling expenses due to lower commissions.

▪
Operating income for the fiscal year 2011 first quarter was $1.7 million, or 3.3% of net sales, compared to an operating loss of $627,000, or  -1.2% of net sales, in the fiscal year 2010 first quarter. This improvement was principally due to lower fixed operating and domestic upholstery overhead costs as a percent of net sales and the lack of asset impairment activity during the fiscal year 2011 first quarter as compared to the corresponding prior year quarter, partially offset by expenses related to the fire at our distribution center.

Results of Operations

The following table sets forth the percentage relationship to net sales of certain items included in the condensed consolidated statements of operations included in this report.

	Thirteen Weeks Ended
	May 2,	May 3,
	2010	2009
Net sales	100.0%	100.0%
Cost of sales	76.1	78.4
Casualty loss	3.9	-
Insurance recovery	(2.9)	-
Total cost of sales	77.1	78.4
Gross profit	22.9	21.6
Selling and administrative expenses	19.6	21.5
Restructuring and asset impairment (credit) charge	-	1.3
Operating income (loss)	3.3	(1.2)
Income before income taxes	3.3	(1.2)
Income tax expense	1.2	(0.3)
Net income (loss)	2.1	(0.9)

Fiscal 2011 First Quarter Compared to Fiscal 2010 First Quarter

Net sales for the fiscal year 2011 first quarter declined $710,000, or 1.4% to $51.4 million compared to $52.1 million for the fiscal 2010 first quarter. This decline was principally due to lower overall selling prices, due to the mix of products sold, partially offset by slightly higher overall unit volume.

Unit volume decreased for our wood and metal furniture compared to the fiscal 2010 first quarter.  Unit volume increased for Bradington-Young domestic and imported leather upholstery and Sam Moore domestic and imported upholstered furniture. Total sales of imported upholstery increased approximately 50.0% from the prior year quarter, while overall domestic upholstery sales increased approximately 23.0% in the same period.

Overall, average selling prices decreased in the low single digits during the fiscal year 2011 first quarter compared to the fiscal year 2010 first quarter, primarily due to increased sales of lower-priced products. Wood and metal furniture average selling prices decreased slightly as a result of a higher proportion of lower-priced Envision furniture sold. Selling prices of imported leather upholstery declined slightly due to the mix of products shipped.  The average selling prices for domestic leather upholstered furniture decreased modestly, also due to the mix of products shipped. The average selling prices for imported upholstered furniture decreased significantly due to the mix of products shipped, while the average selling price for our domestically produced upholstered furniture decreased only slightly.

Overall, gross profit margin increased to 22.9% of net sales in the fiscal year 2011 first quarter compared to 21.6% in the fiscal year 2010 first quarter, mainly as a result of lower freight costs for wood and metal furniture. Gross margins for wood and metal furniture improved significantly in the fiscal year 2011 first quarter compared to the fiscal 2010 first quarter, primarily due to decreased levels of product discounting and returns and allowances and the exit from our California warehouse during fiscal 2010. Offsetting these improvements was a net charge to cost of sales for $500,000, which represents our insurance deductible for the casualty loss related to the distribution center fire. Margins for upholstered furniture improved moderately due to lower fixed costs as a percentage of sales resulting from higher sales and cost reduction efforts partially offset by higher raw material and manufacturing costs due to product mix and inefficiencies from increased production rates.

Selling and administrative expenses decreased to $10.1 million or 19.6% of net sales for the fiscal year 2011 first quarter, compared to $11.2 million or 21.5% of net sales for the fiscal year 2010 first quarter.  The decrease in spending was principally due to the impact of cost reductions implemented in fiscal year 2010, undertaken in response to lower sales volume, as well as lower bad debt expense during the fiscal 2011 quarter.

Operating profitability for the fiscal 2011 first quarter increased year over year compared to the fiscal 2010 first quarter, primarily as a result of higher gross profit margins, the absence of any impairment charges in fiscal 2011 and lower fixed costs as a percentage of sales due to higher sales volumes at our upholstery companies.  During the fiscal 2010 first quarter, we determined that our Bradington-Young trade name was impaired and recorded an intangible asset impairment charge of $673,000 ($419,000 or $0.04 per share, after tax.)  The following table reconciles operating income as a percentage of net sales ("operating margin") to operating margin excluding this intangible asset impairment charge as a percentage of net sales for each period:

	Thirteen Weeks Ended
	May 2,	May 3,
	2010	2009

Operating margin, including asset impairment charge	3.3%	-1.2%
Intangible asset impairment charge	0.0%	1.3%
Operating margin, excluding asset impairment charge	3.3%	0.1%

The operating margin excluding the impact of the asset impairment charge is a “non-GAAP” financial measure.  We have provided this information because we believe it is useful to investors in evaluating our ongoing operations.  Non-GAAP financial measures are intended to provide insight into selected financial information and should be evaluated in the context in which they are presented.  These measures are of limited usefulness in evaluating  our overall financial results presented in accordance with GAAP and should be considered in conjunction with the condensed consolidated financial statements, including the related notes, included elsewhere in this report.

As a result, we realized operating income for the fiscal year 2011 first quarter of $1.7 million, or 3.3% of net sales, compared to operating loss of $627,000, or 1.2% of net sales, in the fiscal year 2010 first quarter.

We recorded income tax expense of $644,000 for the fiscal 2011 first quarter and an income tax benefit of $174,000 for the fiscal year 2010 first quarter.  Our effective tax rate increased to 37.5% for the fiscal year 2011 first quarter from 27.7% for the fiscal year 2010 first quarter, primarily due to the expectation that annual pre-tax income for FY 2011 will exceed annual pre-tax income experienced in FY 2010.  This increase in pre-tax income reduces the relative benefit received from favorable net permanent differences which have been comparatively stable amounts from year to year.  The current rate of 37.5% approximates our expected long-term effective tax rate.

Fiscal year 2011 first quarter net income was $1.1 million, or $0.10 per share, compared to a net loss of $456,000, or ($0.04) per share, in the fiscal year 2010 first quarter.

Although we report operating results in one operating segment on a consolidated basis, we are providing the following information because we believe it helps supplement the detail provided:

	Thirteen Weeks Ended
	May 2, 2010		May 3, 2009
	% Segment Net Sales		% Segment Net Sales
Net Sales
Case Goods	$32.6		$37.2
Upholstery	18.8		14.9
Total	51.4		52.1

Gross Margin
Case Goods	9.4	28.8%	9.6	25.9%
Upholstery	2.4	12.6%	1.6	10.8%
Total	11.8	22.9%	11.2	21.6%

Operating Margin
Case Goods	2.7	8.4%	1.6	4.4%
Upholstery	(1.0)	-5.5%	(2.3)	-15.3%
Total	1.7	3.3%	(0.6)	-1.2%

Outlook

The year-over-year declines in quarterly incoming orders, which began in the Fall of 2006, continued during the fiscal year 2011 first quarter. While business has improved somewhat since the end of fiscal 2010, we believe that additional growth may be slow, irregular, and easily derailed.  Our outlook for the remainder of fiscal year 2011 is one of continued cautious optimism. While we expect general retail conditions to remain weak, we have seen signs of improving consumer demand. However, continuing economic uncertainty, difficulty obtaining or shipping imported products and aggressive competition for consumer discretionary dollars could derail our recovery.  We believe that our product and business model uniquely position us to take advantage of any upturn in the economy. That optimism, however, is tempered by the uniqueness of the present economic situation and our foreign supply chain challenges. Continued attention to cost control and an intense focus on improving sourced product availability continue to be priorities.

Our new Envision product line, which was designed to address the needs of Gen X and Gen Y consumers, was introduced in October 2008 and debuted on retail sales floors during the fiscal 2010 first quarter.  While response to this new line has been encouraging, we have not yet seen an overall rebound in big-ticket consumer products such as furniture, so we remain cautious in our planning and continue to take actions to address challenges to our profitability.  Some of those actions include:

●	deferring, reducing or eliminating certain spending plans;
●	continuing to refine the management of our supply chain, warehousing and distribution operations; and
●	adjusting our inventory levels to reflect current business conditions.

Our domestic upholstery manufacturing operations have been particularly impacted by the prolonged sales downturn due to higher fixed overhead costs as a percentage of reduced net sales.  To mitigate the impact of these sales declines we are:

●	pursuing additional distribution channels and offering an array of new products and designs, which we believe will generate additional sales growth;
●	taking actions to streamline our domestic upholstery operations, by improving efficiency and reducing overhead; and,
●	continuing to evaluate our operating costs to better match costs to current sales volume levels.

Our upholstery division reported an operating loss of 5.5% of net sales for the fiscal 2011 first quarter, which is an improvement over the operating loss of 15.3% of net sales for the comparable fiscal 2010 period. While we see  improvement over the corresponding prior year quarter and upholstery sales have increased substantially overall, margins and profits are still disappointing. This is primarily due to manufacturing inefficiencies related to new products, inefficiencies related to returning our upholstery plants to more normalized production levels due to increased sales and slower than expected savings realization from our continuous improvement initiatives. We have responded by intensifying our focus on cost reduction and sales growth initiatives for our upholstery operations. Cost reduction measures have included reducing personnel, consolidating manufacturing facilities, implementing Lean Manufacturing, and introducing technological changes to reduce labor costs. In terms of sales growth, we have focused on updating our upholstery lines with more contemporary offerings while retaining our best selling traditionally-styled items. In the 2011 first quarter, we began shipping the recently introduced Envision line to respond to the needs of a younger consumer, a market which we believe will recover more quickly than our traditional customer. With continued emphasis on cost control and product development, coupled with a continued improvement in business, we believe we can return our upholstery division to profitability in fiscal 2011.

Financial Condition, Liquidity and Capital Resources

Balance Sheet and Working Capital

As of May 2, 2010, assets totaled $151.7 million, increasing from $149.1 million at January 31, 2010, principally due to increases in inventories and cash and cash equivalents, partially offset by a decrease in trade receivables. Shareholders’ equity remained essentially unchanged at $127.6 million at both May 2, 2010 and January 31, 2010, with net income being offset by dividends.  We have no long-term debt at either May 2, 2010 or January 31, 2010.

Net working capital (current assets less current liabilities) increased by $197,000 or less than 1%, to $88.1 million as of May 2, 2010, from $87.9 million at the end of fiscal 2010. This increase was the result of increases of $2.6 million in current assets and $2.4 million in current liabilities.  Our working capital ratio (the relationship between our current assets and current liabilities) stood at 5.9:1 at May 2, 2010 compared to 6.6:1 at January 31, 2010.

The increase in current assets was principally due to increases of $2.4 million in inventories, $958,000 in prepaid expenses and other current assets and $752,000 in cash and cash equivalents, partially offset by a decrease of $1.5 million in net accounts receivable. We increased our inventories in anticipation of sales increases. The increase in cash reflects lower accounts receivable and higher accrued expenses, partially offset by increased inventories. The increase in prepaid expenses and other current assets is primarily due to a receivable recorded for amounts due to us from our insurance carrier for the casualty loss discussed above. Accounts receivable decreased primarily due to lower sales.

The increase in current liabilities is primarily due to the casualty loss. Trade accounts payable increased primarily due to amounts owed to vendors in connection with our fire remediation efforts.

Consolidated inventories increased 6.5%, to $38.5 million as of May 2, 2010 from $36.2 million at January 31, 2010. This increase was mainly due to higher imported wood and metal furniture inventories, resulting from increased purchases of finished goods inventory in response to anticipated higher incoming order rates.  Upholstery inventories have increased approximately 10% since January 31, 2010, in response to higher incoming order rates.

Cash Flows – Operating, Investing and Financing Activities

During the three months ended May 2, 2010, cash generated from operations ($2.3 million) and insurance proceeds related to our casualty loss ($500,000) funded cash dividends ($1.1 million), an increase in cash and cash equivalents ($752,000), payments to remediate the casualty loss ($586,000) premiums paid on company-owned life insurance policies ($255,000) and capital expenditures to maintain and enhance our business operating systems and facilities ($198,000).

During the three months ended May 3, 2009, cash generated from operations ($16.7 million) and proceeds received on certain company-owned life insurance policies ($374,000) funded an increase in cash and cash equivalents ($14.4 million), cash dividends ($1.1 million), a scheduled principal payment on long-term debt ($705,000), capital expenditures to maintain and enhance our business operating systems and facilities ($602,000) and premiums paid on company-owned life insurance policies ($280,000).

We used $448,000 of cash for investing activities during the first three months of fiscal year 2011 compared to $499,000 during the three-month period ended May 3, 2009.  During the first three months of fiscal year 2011, we paid premiums of $255,000 on company-owned life insurance and used $198,000 to purchase property, plant and equipment. During the first three months of fiscal year 2010, we used $602,000 to purchase property, plant and equipment and paid premiums of $280,000 on, and received proceeds of $374,000 from company-owned life insurance.

We used $1.1 million of cash for financing activities during the first three months of fiscal year 2011 compared to $1.8 million in the three-month period ended May 3, 2009.  During the first three months of fiscal year 2011, we paid cash dividends of $1.1 million.  During the first three months of fiscal year 2010, we paid cash dividends of $1.1 million and made scheduled principal payments of $705,000 on our term loans.

Debt Covenant Compliance

The credit agreement for our revolving credit facility, includes, among other requirements, financial covenants as to minimum tangible net worth, the ratio of funded debt to earnings before interest, taxes, depreciation and amortization, and maximum capital expenditures.  We were in compliance with these covenants as of May 2, 2010.

Liquidity, Financial Resources and Capital Expenditures

As of May 2, 2010, we had an aggregate $13.1 million available under our revolving credit facility to fund working capital needs.  Standby letters of credit in the aggregate amount of $1.9 million, used to collateralize certain insurance arrangements and for imported product purchases, were outstanding under our revolving credit facility as of May 2, 2010.  There were no additional borrowings outstanding under the revolving credit line on May 2, 2010.  Any principal outstanding under the credit line is due March 1, 2011.

We believe that we have the financial resources (including available cash and cash equivalents, expected cash flow from operations, and lines of credit) needed to meet business requirements for the foreseeable future, including capital expenditures and working capital. Cash flow from operations is highly dependent on incoming order rates and our operating performance.  We expect to spend $4 million to $6 million in capital expenditures during the remainder of fiscal year 2011 to maintain and enhance our operating systems and facilities.

Critical Accounting Policies

There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, included in our fiscal 2010 annual report on Form 10-K.

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

▪
current economic conditions and instability in the financial and credit markets including their potential impact on our (i) sales and operating costs and access to financing, (ii) customers and suppliers and their ability to obtain financing or generate the cash necessary to conduct their business;

▪	general economic or business conditions, both domestically and internationally;

▪	price competition in the furniture industry;

▪	changes in domestic and international monetary policies and fluctuations in foreign currency exchange rates affecting the price of our imported products and raw materials;

▪
the cyclical nature of the furniture industry, which is particularly sensitive to changes in consumer confidence, the amount of consumers’ income available for discretionary purchases, and the availability and terms of consumer credit;

▪	risks associated with the cost of imported goods, including fluctuations in the prices of purchased finished goods and transportation and warehousing costs;

▪	supply, transportation and distribution disruptions, particularly those affecting imported products;

▪	adverse political acts or developments in, or affecting, the international markets from which we import products, including duties or tariffs imposed on those products;

▪
risks associated with domestic manufacturing operations, including fluctuations in capacity utilization and the prices of key raw materials, transportation and warehousing costs, domestic labor costs and environmental compliance and remediation costs;

▪	our ability to successfully implement our business plan to increase sales and improve financial performance;

▪	achieving and managing growth and change, and the risks associated with acquisitions, restructurings, strategic alliances and international operations;

▪	risks associated with distribution through retailers, such as non-binding dealership arrangements;

▪	capital requirements and costs;

▪	competition from non-traditional outlets, such as catalog and internet retailers and home improvement centers;

▪
changes in consumer preferences, including increased demand for lower quality, lower priced furniture due to declines in consumer confidence and/or discretionary income available for furniture purchases and the availability of consumer credit; and

▪	higher than expected costs associated with product quality and safety, including regulatory compliance costs related to the sale of consumer products and costs related to defective products.

Any forward looking statement that we make speaks only as of the date of that statement, and we undertake no obligation, except as required by law, to update any forward-looking statements whether as a result of new information, future events, or otherwise.

Item 3.                        Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk from changes in interest rates and foreign currency exchange rates, which could impact our results of operations or financial condition.  We manage our exposure to these risks through our normal operating and financing activities. With respect to interest rates, we also may use interest rate swap agreements.

From time to time we have entered into swap agreements to hedge against the potential impact of increases in interest rates on our floating-rate debt instruments.  Swap agreements that hedge exposures to changes in interest rates, expose us to credit risk and market risk.  Credit risk is the potential failure of the counterparty to perform under the terms of the swap agreement.  We attempt to minimize this risk by entering into transactions with high-quality counterparties.  Market risk is the potential adverse effect on the value of the swap agreement that results from a decline in interest rates.  The market risk associated with interest-rate contracts is managed by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken.

Amounts outstanding under our revolving line of credit bear interest at variable rates.  There was no outstanding balance under our revolver as of May 2, 2010.  Therefore, a fluctuation in market interest rates of one percentage point (or 100 basis points) would not have a material impact on our results of operations or financial condition. See note 11 to the condensed consolidated financial statements included in the report for more information about our interest rate swap agreements.

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

Item 4.                        Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended May 2, 2010.  Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure and are effective to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

Changes in Internal Controls

There have been no changes in our internal control over financial reporting during the fiscal quarter ended May 2, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 6.                        Exhibits

3.1
Amended and Restated Articles of Incorporation of the Company, as amended March 28, 2003 (incorporated by reference to Exhibit 3.1 of the Company’s Form 10-Q (SEC File No. 000-25349) for the quarter ended February 28, 2003)

3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Form 10-Q (SEC File No. 000-25349) for the quarter ended August 31, 2006)

4.1	Amended and Restated Articles of Incorporation of the Company (See Exhibit 3.1)

4.2	Amended and Restated Bylaws of the Company (See Exhibit 3.2)

10.1*	Summary of Fiscal 2011 Salary and Bonus for Named Executive Officers**

31.1*	Rule 13a-14(a) Certification of the Company’s principal executive officer

31.2*	Rule 13a-14(a) Certification of the Company’s principal financial officer

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

 HOOKER FURNITURE CORPORATION

Date: June 9, 2010                                                                              By:  /s E. Larry Ryder
E. Larry Ryder
Executive Vice President – Finance and
 Administration and Chief Financial Officer