Form 10-Q
period 2010-08-01
HOOKER FURNITURE CORP
filed 2010-09-08
CIK 1077688

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended August 1, 2010

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

Large accelerated Filer ☐	Accelerated filer ☒
Non-accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of September 7, 2010

Common stock, no par value	10,782,068
(Class of common stock)	(Number of shares)

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

HOOKER FURNITURE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, including share data)
(Unaudited)
	August 1,	January 31,
	2010	2010

Assets
Current Assets
Cash and cash equivalents	$29,804	$37,995
Accounts receivable, less allowance for doubtful accounts
of $1,930 and $1,938 on each date	27,344	25,894
Inventories	46,955	36,176
Prepaid expenses and other current assets	5,564	3,468
Total current assets	109,667	103,533
Property, plant, and equipment, net	21,631	22,747
Intangible assets	3,468	3,468
Cash surrender value of life insurance policies	14,218	14,810
Other assets	4,690	4,541
Total assets	$153,674	$149,099

Liabilities and Shareholders' Equity
Current Liabilities
Trade acccounts payable	$13,674	$10,425
Accrued salaries, wages and benefits	2,793	2,184
Other accrued expenses	1,915	1,953
Accrued dividends	1,077	1,077
Total current liabilities	19,459	15,639
Deferred compensation	6,566	5,868
Total liabilities	26,025	21,507

Shareholders' equity
Common stock, no par value, 20,000 shares authorized,
10,782 and 10,775 shares issued and oustanding on each date, respectively	17,110	17,076
Retained earnings	110,169	110,073
Accumulated other comprehensive income	370	443
Total shareholders' equity	127,649	127,592
Total liabilities and shareholders' equity	$153,674	$149,099

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

HOOKER FURNITURE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)
	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 1,	August 2,	August 1,	August 2,
	2010	2009	2010	2009

Net sales	$53,377	$45,978	$104,730	$98,041

Cost of sales	41,421	36,283	80,505	77,119
Casualty loss	183	-	2,208	-
Insurance recovery	(183)	-	(1,708)	-
Total cost of sales	41,421	36,283	81,005	77,119

Gross profit	11,956	9,695	23,725	20,922

Selling and administrative expenses	10,387	10,254	20,450	21,435
Asset impairment (credit) charge	-	(60)	-	613

Operating income (loss)	1,569	(499)	3,275	(1,126)

Other income (expense), net	44	(26)	56	(29)

Income (loss) before income taxes	1,613	(525)	3,331	(1,155)

Income tax expense (benefit)	435	(62)	1,079	(236)

Net income (loss)	$1,178	$(463)	$2,252	$(919)

Earnings (loss) per share
Basic	$0.11	$(0.04)	$0.21	$(0.09)
Diluted	$0.11	$(0.04)	$0.21	$(0.09)

Weighted average shares outstanding:
Basic	10,757	10,752	10,757	10,752
Diluted	10,768	10,752	10,767	10,752

Cash dividends declared per share	$0.10	$0.10	$0.20	$0.20

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

HOOKER FURNITURE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)
	Twenty-Six Weeks Ended
	August 1,	August 2,
	2010	2009
Cash flows from operating activities
Cash received from customers	$102,047	$105,197
Cash paid to suppliers and employees	(107,059)	(77,914)
Insurance proceeds received on casualty loss	1,350	-
Income taxes paid, net	(1,863)	(1,021)
Interest paid, net	(54)	(278)
Net cash (used in) provided by operating activities	$(5,579)	$25,984

Cash flows from investing activities
Purchase of property, plant, and equipment	(382)	(1,292)
Proceeds from the sale of property and equipment	18	13
Premiums paid on officers' life insurance	(1,195)	(1,259)
Proceeds received on officers' life insurance	1,102	986
Net cash used in investing activities	(457)	(1,552)

Cash flows from financing activities
Proceeds from short-term borrowing	-	4,532
Payments on short-term borrowing	-	(1,882)
Cash dividends paid	(2,155)	(2,154)
Payments on long-term debt	-	(1,423)
Net cash used in financing activities	(2,155)	(927)

Net (decrease) increase in cash and cash equivalents	$(8,191)	$23,505
Cash and cash equivalents at the beginning of the period	37,995	11,804
Cash and cash equivalents at the end of the period	$29,804	$35,309

Reconciliation of net income to net cash provided by operating activities:
Net income (loss)	$2,252	$(919)
Depreciation and amortization	1,500	1,506
Non-cash restricted stock awards and performance grants	34	40
Restructuring and asset impairment charges	-	613
Provision for doubtful accounts	100	601
Deferred income taxes	(787)	(964)
Loss on disposal of property	-	101
Changes in assets and liabilities:
Accounts receivable	(1,551)	6,516
Inventories	(10,779)	18,730
Prepaid expenses and other current assets	(792)	214
Trade accounts payable	3,249	(674)
Accrued salaries, wages, and benefits	609	352
Accrued income taxes	3	-
Other accrued expenses	(41)	(580)
Deferred compensation	624	384
Other long-term liabilities	-	64
Net cash (used in) provided by operating activties	$(5,579)	$25,984

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

HOOKER FURNITURE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar and share amounts in tables, except per share amounts, in thousands unless otherwise indicated)
(Unaudited)
For the Twenty-Six Weeks Ended August 1, 2010

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

The financial statements contained herein are being filed as part of a quarterly report on Form 10-Q covering the thirteen-week period (also referred to as “three months,” “three-month period,” “quarter” or “quarterly period”) that began May 3, 2010 and the twenty-six week period (also referred to as “six months,” “six-month period,” or “first half”) that began on February 1, 2010, both ended on August 1, 2010.  These financial statements also include the thirteen-week period that began May 4, 2009 and the twenty-six week period that began February 2, 2009, both ended on August 2, 2009.

References in these notes to the condensed consolidated financial statements of the Company to:

▪	the 2011 fiscal year and comparable terminology mean the fiscal year that began February 1, 2010 and will end January 30, 2011; and

▪	the 2010 fiscal year and comparable terminology mean the fiscal year that began February 2, 2009 and ended January 31, 2010.

2.	Inventories

	August 1,	January 31,
	2010	2010

Finished furniture	$49,741	$40,205
Furniture in process	621	798
Materials and supplies	9,654	7,258
Inventories at FIFO	60,016	48,261
Reduction to LIFO basis	13,061	12,085
Inventories	$46,955	$36,176

3.	Property, Plant and Equipment

	August 1,	January 31,
	2010	2010
Buildings and land improvements	$23,819	$23,708
Machinery and equipment	3,563	3,507
Furniture and fixtures	27,724	27,494
Other	4,104	4,043
Total depreciable property at cost	59,210	58,752
Less accumulated depreciation	39,100	37,603
Total depreciable property, net	20,110	21,149
Land	1,357	1,357
Construction in progress	164	241
Property, plant and equipment, net	$21,631	$22,747

4.	Intangible Assets

	August 1,	January 31,
	2010	2010
Non-amortizable Intangible Assets
Trademarks and trade names - Bradington-Young	$2,676	$2,676
Trademarks and trade names - Sam Moore	396	396
Trademarks and trade names - Opus Designs	396	396
Total trademarks and tradenames	3,468	3,468

5.	Accounts Receivable

	August 1,	January 31,
	2010	2010

Trade accounts receivable	$22,598	$19,400
Receivable from factor	6,676	8,432
Allowance for doubtful accounts	(1,930)	(1,938)
Accounts receivable	$27,344	$25,894

“Receivable from factor” represents amounts due with respect to factored accounts receivable. We factor substantially all of our domestic upholstery accounts receivable, without recourse to us.

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

A limited number of accounts receivable are factored with recourse to us. The amounts of these receivables at August 1, 2010 and January 31, 2010 were $146,000 and $205,000, respectively. If the factor is unable to collect the amounts due, invoices are returned to us for collection. We include an estimate for these potentially uncollectible receivables in our calculation of our allowance for doubtful accounts.

6.	Other Comprehensive Income (Loss)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 1,	August 2,	August 1,	August 2,
	2010	2009	2010	2009
Net income	$1,178	$(463)	$2,252	$(919)
Loss on interest rate swap	-	(7)	-	(26)
Portion of swap agreement's fair value
reclassified to interest expense	-	56	-	118
Unrealized gain on interest rate swap	-	49	-	92
Portion of accumulated acturial gain on Supplemental
Retirement Income Plan reclassified to deferred
compensation expense	(59)	(55)	(119)	(110)
Other comprehensive loss before tax	(59)	(6)	(119)	(18)
Income tax benefit	22	2	45	7
Other comprehensive loss, net of tax	(37)	(4)	(74)	(11)
Comprehensive net income (loss)	$1,141	$(467)	$2,178	$(930)

7.	Supplier Receivable

From May 2007 through September 2009, we advanced payments to, and provided financing guarantees for one of our finished goods suppliers to facilitate the supplier’s purchase of raw materials and supplies to ensure timely delivery of finished goods to us.  The balance of the advances and other miscellaneous amounts due from this supplier at August 1, 2010 and January 31, 2010 were $142,000 and $124,000, respectively, and are fully reserved. In order for the supplier to obtain additional bank financing, we issued a standby letter of credit on July 14, 2008 as security in the amount of $600,000. In conjunction with the issuance of the letter of credit, we entered into a security agreement with the supplier and the supplier’s shareholders, which provided us with a security interest in certain assets of the supplier and its shareholders. During September 2009, prior to the expiration of the letter of credit, the supplier ceased operations, and defaulted on its bank notes, and its lender drew on our $600,000 letter of credit. Subsequently, we reimbursed our letter of credit provider for the $600,000. During fiscal year 2010, we wrote down the receivable to our estimate of the collateral’s net realizable value of $300,000. The estimated net realizable amount for the pledged collateral of $300,000 at August 1, 2010 and January 31, 2010 is recorded in the long-term section of our condensed consolidated balance sheets in “Other assets.” Based on a recent appraisal, we believe that the net realizable value of $300,000 is reasonable and approximates the pledged collateral’s fair value. During our fiscal 2011 second quarter, we began working with the supplier’s shareholders to obtain the deed in lieu of foreclosure and plan to offer the property for sale.

8.	Earnings Per Share

Since 2006, we have issued restricted stock awards to non-employee members of the board of directors under the Stock Plan each January, and expect to continue to grant these awards to non-employee board members in the future.  As of August 1, 2010 and January 31, 2010 there were 24,965 and 17,640 shares, respectively, of restricted stock outstanding, net of forfeitures and vested shares on each date.  Restricted shares awarded that have not yet vested are considered when computing diluted earnings per share.

The following table sets forth the computation of basic and diluted earnings per share:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 1,	August 2,	August 1,	August 2,
	2010	2009	2010	2009

Net income	$1,178	$(463)	$2,252	$(919)
Less: Unvested participating restricted stock dividends	2	2	4	4
Net earnings allocated to unvested participating
restricted stock	-	-	-	-
Earnings available for common shareholders	1,176	(465)	2,248	(923)

Weighted average shares outstanding for basic
earnings per share	10,757	10,752	10,757	10,752
Dilutive effect of non-vested restricted stock awards	11	-	10	-
Weighted average shares outstanding for diluted
earnings per share	10,768	10,752	10,767	10,752

Basic earnings (loss) per share	$0.11	$(0.04)	$0.21	$(0.09)

Diluted earnings (loss) per share	$0.11	$(0.04)	$0.21	$(0.09)

9.	Long Term Debt and Interest Rate Swaps

As of August 1, 2010, we had an aggregate $13.1 million available under our $15.0 million revolving credit facility to fund working capital needs.  Standby letters of credit in the aggregate amount of $1.9 million, used to collateralize certain insurance arrangements and for imported product purchases, were outstanding under our revolving credit facility as of August 1, 2010.  There were no additional borrowings outstanding under the revolving credit line on August 1, 2010.  Any principal outstanding under the credit line is due March 1, 2011. Additionally, we had $14.2 million available to borrow on the cash surrender value of company-owned life insurance policies at August 1, 2010, with no loans outstanding.

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

We are party to an interest rate swap agreement that provided, in effect, for a fixed interest rate of 4.1% through 2010 on our term loans. Prior to our fiscal 2010 third quarter, we accounted for our interest rate swap agreement as a cash flow hedge and recognized the fair value of the agreement on the balance sheet in shareholders’ equity under the caption “accumulated other comprehensive income.”  The related gains or losses on this instrument were recorded through comprehensive income and, accordingly, were included in accumulated other comprehensive income on the balance sheet until recognized in net income.  The gains or losses on this transaction were recognized in net income in the periods in which interest expense on our term notes (the related hedged item) were recognized in net income. In August 2009, we repaid our term loans in full. As a result, our interest rate swap no longer qualifies as an effective hedge. Through the remainder of the term of this interest rate swap, which terminated on September 1, 2010, all changes in the swap’s fair value were charged against net income except for scheduled payments under the agreement.

As of August 1, 2010 we were party to one derivative financial instrument, as described in the following table:

		Fixed
	Notional	Interest
Agreement	Amount	Rate	Expiration Date	Fair Value

Interest rate swap	$787	3.09%	September 1, 2010	$(6)

Fair Value Disclosure of Derivative Instruments

The following table provides quantitative fair value disclosures regarding our interest rate swap at August 1, 2010 and January 31, 2010:

Fair Value at Dates Indicated
	Carrying Value and	Quoted Prices in	Significant
	Balance Sheet	Active Markets	Other	Significant
	Location	for Identical	Observable	Unobservable
	(Other Accrued	Instruments	Inputs	Inputs
	Expenses)	(Level 1)	(Level 2)	(Level 3)

Interest rate swap at August 1, 2010	$ (6)		$ (6)
Interest rate swap at January 31, 2010	(33)		(33)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 1,	August 2,	August 1,	August 2,
	2010	2009	2010	2009
Interest rate swap:
Loss recognized in other comprehensive income	$-	$(7)	$-	$(26)
Loss reclassified from accumulated other comprehensive income into interest expense, net	-	56	-	118
Loss recognized in net income	-	-	-	-

10.	Employee Benefit Plans

Components of net periodic benefit cost:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 1,	August 2,	August 1,	August 2,
	2010	2009	2010	2009
Net periodic benefit cost
Service cost	$146	$158	$292	$316
Interest cost	85	89	170	178
Actuarial gain	(59)	(54)	(118)	(108)
Net periodic benefit cost	$172	$193	$344	$386

11.	Income Taxes

We recorded income tax expense of $435,000 for the fiscal 2011 second quarter, as compared to an income tax benefit of $62,000 for the fiscal year 2010 second quarter.  The effective rate increased to 26.9% for the fiscal year 2011 second quarter from 11.8% for the fiscal year 2010 second quarter, primarily due to the greater annual pre-tax income expected for fiscal year 2011 compared to fiscal year 2010.   The change in tax expense is attributed to the fact that we had a net pre-tax loss for the second quarter last year and pre-tax income for second quarter of fiscal year 2011.  The change in effective tax rate reflects the tax benefit of a one-time charitable contribution of inventory of $56,000 made this quarter and the reversal of a tax penalty previously accrued as an uncertain tax position of $90,000, which related to a prior tax period.

We recorded income tax expense of $1.1 million during the first six months of fiscal 2011, as compared to a benefit of $236,000 for the first six months of fiscal 2010.  Our effective tax rate rose to 32.4% from 20.4% for the same period last year, due primarily to the $4.5 million increase in pre-tax income, which reduces the benefit of our favorable permanent differences, partially offset by the removal of the $90,000 tax penalty mentioned above.

12.	Casualty Loss

On March 10, 2010, we experienced a fire at one of our warehouse facilities in Martinsville, Va. The fire was contained to an area of approximately 2,000 square feet within a 580,000 square foot facility. The costs associated with the fire exceeded our insurance deductible of $500,000 and those amounts were fully covered by insurance. During the first half of fiscal 2011, we recorded a casualty loss of $2.2 million and an insurance recovery of $1.7 million, both in cost of sales. The net charge to cost of sales of $500,000 represents our insurance deductible. At August 1, 2010, we had a receivable of $358,000 for amounts due to us from our insurance carrier. The receivable is recorded in the “Prepaid expenses and other current assets” line of the current assets portion of our condensed consolidated balance sheet. We received this amount subsequent to the end of our second fiscal quarter.

13.	Subsequent Events

Dividends

At its September 8, 2010 meeting, our board of directors declared a quarterly cash dividend of $0.10 per share, payable on November 26, 2010 to shareholders of record at November 12, 2010.

Insurance Proceeds

On August 26, 2010, we received a $358,000 reimbursement from our insurance carrier, which represented the final amount due to us for expenses we incurred related to our fiscal 2011 first quarter casualty loss.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This quarterly report on Form 10-Q includes our unaudited condensed consolidated financial statements for the thirteen-week period (also referred to as “three months,” “three-month period,” “quarter” or “quarterly period”) that began May 3, 2010 and the twenty-six week period (also referred to as “six months,” “six-month period,” or “first half”) that began on February 1, 2010, both ended on August 1, 2010.  This report discusses our results of operations for these periods compared to the fiscal year 2010 thirteen-week period that began May 4, 2009 and the twenty-six week period that began February 2, 2009, both ended on August 2, 2009 and our financial condition as of August 1, 2010, as compared to January 31, 2010.

References in this report to:

▪	the 2011 fiscal year and comparable terminology mean the fiscal year that began February 1, 2010 and will end January 30, 2011; and

▪	the 2010 fiscal year and comparable terminology mean the fiscal year that began February 2, 2009 and ended January 31, 2010.

Nature of Operations

Incorporated in Virginia in 1924, Hooker Furniture Corporation (the “Company”, “we”, “us”, and “our”) is ranked among the nation’s top 10 largest publicly traded furniture sources, based on 2009 shipments to U.S. retailers, according to Furniture/Today, a leading trade publication.  We are a key resource for residential wood and metal furniture, commonly referred to in the industry as “casegoods” and upholstered furniture.  Our major casegoods furniture product categories include home entertainment, home office, accent, dining, bedroom and bath furniture under the Hooker Furniture brand, and youth furniture sold under the Opus Designs by Hooker brand.  Our residential upholstered seating companies include Cherryville, N.C.-based Bradington-Young, LLC, a specialist in upscale motion and stationary leather furniture, and Bedford, Va.-based Sam Moore Furniture LLC, a specialist in upscale occasional chairs with an emphasis on cover-to-frame customization.  An extensive selection of designs and formats along with finish and cover options in each of these product categories makes us a comprehensive residential furniture resource, primarily for retailers targeting the medium and upper-medium price range.  Our principal customers are retailers of residential home furnishings who are broadly dispersed throughout North America.  Customers include independent furniture stores, internet and specialty retailers, department stores, catalog merchants, interior designers and national and regional chains.

Overview

We have seen a growing consumer preference for lower-priced, high-quality imported furniture products since 2001.  Led by this change in consumer demand, from 2003 to 2008 we increased our focus on high-quality imported home furnishings with a systematic exit from domestic wood furniture manufacturing.  As a result, we have replaced a domestic production operating model for wood furniture, which had high overhead and high fixed costs, with a low overhead, variable cost import model.  We are now focused on imported casegoods, as well as both domestically produced and imported upholstered home furnishings.  Maintaining domestic upholstered furniture manufacturing allows us to offer quick turnaround on orders for custom leather and fabric upholstered seating and remains an important part of our strategy.

Since the fall of 2006, our business has been impacted by low levels of consumer confidence and a weak housing market.  By late 2008, this malaise, exacerbated by weak credit markets, had spread to the broader U.S. economy.  As a result, the residential home furnishings industry has seen an unprecedented decline in demand for its products.  Discretionary purchases of furniture, particularly at the middle and upper-middle price points where we compete, have been highly affected by low consumer confidence.  Current economic factors, such as high unemployment and difficult housing and mortgage markets, have resulted in a weak retail environment.  We believe, however, that our current business model continues to provide us with flexibility to respond to changing market conditions by adjusting inventory purchases from suppliers.

Due to the prolonged downturn and weak demand for residential furniture products as a result of the recession, our Asian sourcing partners realigned production in their plants by closing production lines, laying off employees and making other changes in order to balance production with decreased demand. The shipping lines that we utilize to transport these sourced goods to us have likewise adjusted their capacity by temporarily taking portions of their fleets out of service and reducing the speed of their remaining ships in order to increase fuel efficiency. These factors have lengthened the time and increased the cost for getting our products to our distribution facilities in the U.S. Additionally, the number of shipping containers available at any particular time has decreased due to longer shipping cycles and the number of new containers being manufactured has declined. As our incoming order rates have increased, our order backlog has increased due to these supply and transportation issues. At August 1, 2010 our order backlog stood at 6.6 weeks of sales, as compared to 5.7 weeks at August 2, 2009 and 8.2 weeks at the end of our fiscal 2011 first quarter. While we are encouraged by the sequential improvement in our backlog since our fiscal 2011 first quarter-end, we are continuing to work closely with our sourcing and transportation partners to further reduce these backlog delivery times to more acceptable levels, as well as working to secure new sources in these areas. We have seen some improvement in our sourcing partner’s production capacities since the end of the 2011 fiscal first quarter and expect further improvement as the year progresses. We note very limited improvement in Asian transportation capacity; however, we expect improvement through the second half of our 2011 fiscal year. Consequently, we expect that our backlog delivery times will continue to improve. However, our revenues and margins are likely to continue to be negatively affected until manufacturing and shipping capacity improve.

Fiscal 2011 second quarter net sales increased 16.1% over the comparable prior year quarter, breaking nine consecutive quarters of year over year quarterly sales decreases. Casegoods sales increased in the high single digits during the quarter and we realized significant increases in upholstery sales over the prior year quarter. This increase in upholstery sales mirrors current furniture industry trends. Generally, past furniture industry recoveries were first marked by increased upholstery sales. While the uniqueness of the present economic situation and unpredictable nature of consumer behavior may complicate our industry’s recovery, we are very encouraged by the improvements we see both at Hooker and in the industry at large.

The following are the principal factors that impacted our results of operations during the three and six-month periods ended August 1, 2010:

▪
Net sales increased by $7.4 million, or 16.1%, to $53.4 million during the fiscal year 2011 second quarter, compared to net sales of $46.0 million during the fiscal year 2010 second quarter.  This is the first overall sales increase since our fiscal year 2008 fourth quarter. For the first half of fiscal 2011, net sales increased $6.7 million or 6.8% compared to the same fiscal 2010 period. These quarterly and year-to-date increases reflect increased incoming order rates in our upholstery divisions.

▪	Gross margins for the fiscal 2011 second quarter and fiscal 2011 first half improved primarily due to:

□
lower freight costs as a percentage of sales for casegoods and the savings from the closure  of our California warehouse, partially offset by the $500,000 charge related to the fire at one of our distribution facilities during our fiscal 2011 first quarter; and

□	increased margins at our upholstery division, primarily due to increased upholstery sales.

▪
The improvement in gross margin in the first half of fiscal 2011 was partially offset by a $500,000 net charge ($312,000 or $0.03 per share, after tax) to cost of sales to recognize our insurance deductible for a fire that occurred at one of our distribution facilities during the fiscal 2011 first quarter.

▪
Selling and administrative expenses decreased as a percentage of sales compared to the corresponding three and six month fiscal year 2010 periods, primarily as a result of cost cutting measures implemented during fiscal 2010, and, lower selling expenses, professional fees and bad debts. Selling and administrative expenses also decreased in absolute terms for the fiscal 2011 first half.

▪
Operating income for the fiscal year 2011 second quarter was $1.6 million, or 2.9% of net sales, compared to an operating loss of $499,000, or -1.1% of net sales, in the fiscal year 2010 second quarter. For the six-month periods, operating income was $3.3 million or 3.1% of net sales in the fiscal year 2011 first half, compared to an operating loss of $1.1 million or -1.2% of net sales, for fiscal 2010. This improvement was principally due to improved domestic upholstery plant utilization and the lack of asset impairment activity during the fiscal year 2011 first half, as compared to the corresponding prior year period, partially offset by expenses related to the fire at our distribution center.

Results of Operations

The following table sets forth the percentage relationship to net sales of certain items included in the condensed consolidated statements of operations included in this report.

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 1,	August 2,	August 1,	August 2,
	2010	2009	2010	2009
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	77.6	78.9	76.8	78.7
Casualty loss	0.3	-	2.1	-
Insurance recovery	(0.3)	-	(1.6)	-
Total cost of sales	77.6	78.9	77.4	78.7
Gross profit	22.4	21.1	22.7	21.3
Selling and administrative expenses	19.5	22.3	19.5	21.9
Restructuring and asset impairment (credit) charge	-	(0.1)	-	0.6
Operating income (loss)	2.9	(1.1)	3.1	(1.2)
Other income, net	0.1	-	0.1	-
Income (loss) before income taxes	3.0	(1.1)	3.3	(1.2)
Income tax expense (benefit)	0.8	(0.1)	1.0	(0.2)
Net income (loss)	2.2	(1.0)	2.2	(1.0)

Fiscal 2011 Second Quarter Compared to Fiscal 2010 Second Quarter

Net sales for the fiscal year 2011 second quarter increased $7.4 million, or 16.1% to $53.4 million compared to $46.0 million for the fiscal 2010 second quarter. The increase was principally due to higher unit volume, partially offset by lower overall average selling prices due to the mix of products sold. Unit volume increased across all divisions compared to the fiscal 2010 second quarter.

Net sales of imported upholstery increased approximately 56% from the prior year quarter, while overall domestic upholstery sales increased approximately 29% in the same period. Case goods net sales increased approximately 8%.

Overall, average selling prices were lower for the fiscal year 2011 second quarter as compared to the fiscal year 2010 second quarter, primarily due to the mix of products shipped. Average selling prices for casegoods and imported and domestically produced upholstered furniture decreased in the low single digits. Imported leather average selling prices were essentially flat as compared to the prior year fiscal quarter, while domestic leather selling prices decreased in the high single digits for the same period.

Overall, gross profit margin increased to 22.4% of net sales in the fiscal year 2011 second quarter compared to 21.1% in the fiscal year 2010 second quarter, mainly as a result of lower freight costs for casegoods. Gross margins for casegoods improved modestly in the fiscal year 2011 second quarter compared to the fiscal 2010 second quarter, primarily due to decreased levels of product discounting due to improvements in our inventory mix, lower returns and allowances and the exit from our California warehouse during fiscal 2010. Gross margins for upholstered furniture improved, due to lower fixed costs as a percentage of sales resulting from higher sales, manufacturing efficiencies due to higher production rates and cost reduction efforts, partially offset by higher raw material and manufacturing costs due to changes in product mix.

Selling and administrative expenses decreased as a percentage of sales and were essentially flat in absolute terms. For the fiscal year 2011 second quarter, selling and administrative expenses were 19.5% of net sales or $10.4 million, as compared to $10.3 million, or 22.3% of net sales, for the fiscal year 2010 second quarter.  The decrease in spending as a percentage of sales was principally due to the impact of cost reductions implemented in fiscal year 2010, undertaken in response to lower sales volume, as well as lower employee benefits expense, professional fees, and selling expenses.

Operating profitability for the fiscal 2011 second quarter increased year over year compared to the fiscal 2010 second quarter. This increase reflects the improved gross profit margins and lower fixed costs as a percentage of sales at our upholstery companies due to higher sales volumes.  As a result, we realized operating income for the fiscal year 2011 second quarter of $1.6 million, or 2.9% of net sales, compared to operating loss of $499,000, or -1.1% of net sales, in the fiscal year 2010 second quarter.

We recorded income tax expense of $435,000 for the fiscal 2011 second quarter and an income tax benefit of $62,000 for the fiscal year 2010 second quarter.  The effective rate increased to 26.9% for the fiscal year 2011 second quarter from 11.8% for the fiscal year 2010 second quarter, primarily due to the greater annual pre-tax income expected for fiscal year 2011 compared to fiscal year 2010.   The change in tax expense is attributed to the fact that we had a net pre-tax loss for the second quarter last year and pre-tax income for second quarter of fiscal year 2011.  The change in effective tax rate reflects the tax benefit of a one-time charitable contribution of inventory made this quarter and the reversal of previously accrued tax penalty relating to a prior tax period.

Fiscal year 2011 second quarter net income was $1.2 million, or $0.11 per share, compared to a net loss of $463,000, or ($0.04) per share, in the fiscal year 2010 second quarter.

Fiscal 2011 First Half to Fiscal 2010 First Half

Net sales for the fiscal year 2011 first half increased $6.7 million, or 6.8% to $104.7 million compared to $98.0 million for the fiscal 2010 first half. The increase was principally due to higher unit volume, partially offset by slightly lower average selling prices, due to the mix of products sold. Unit volume increased in our upholstery divisions compared to the fiscal 2010 first half, while remaining essentially flat in our casegoods division compared to the prior year period.

Net sales of imported upholstery increased approximately 47% in the first six months of fiscal 2011, while domestic upholstery sales increased by approximately 26% in the same period. Casegoods net sales decreased approximately 3%, as compared to the prior year first half.

Overall, average selling prices decreased during the fiscal year 2011 first half compared to the fiscal year 2010 first half, primarily due to the mix of products shipped. Average selling prices for casegoods and domestically produced fabric-upholstered furniture decreased in the mid-single digits. Average selling prices for our domestically produced leather upholstered furniture decreased significantly, while average selling prices for our imported leather upholstery decreased slightly as compared to the prior year first half.

Overall, gross profit margin increased to 22.7% of net sales in the fiscal year 2011 first half compared to 21.3% in the fiscal year 2010 first half. Gross margins for casegoods improved significantly in the fiscal year 2011 first half compared to the fiscal year 2010 first half, primarily due to decreased levels of product discounting and returns and allowances, lower freight costs and the exit from our California warehouse during fiscal 2010. Partially offsetting these improvements was a $500,000 net charge to cost of sales for our insurance deductible related to the distribution center fire. Gross margins for upholstered furniture improved, due to lower fixed costs as a percentage of sales resulting from higher sales rates, manufacturing efficiencies due to increased production rates and cost reduction efforts, partially offset by higher raw material and manufacturing costs due to changes in product mix.

Selling and administrative expenses decreased to $20.5 million or 19.5% of net sales for the fiscal year 2011 first half, compared to $21.4 million or 21.9% of net sales for the fiscal year 2010 first half.  The decrease in spending was principally due to the impact of cost reductions implemented in fiscal year 2010, undertaken in response to lower sales volume, as well as lower selling expenses, professional fees, bad debt expense, and employee benefits expense.

Operating profitability for the fiscal 2011 first half increased year over year compared to the fiscal year 2010 first half, reflecting improved gross profit margins, the absence of any impairment charges in fiscal 2011 and lower fixed costs as a percentage of sales at our upholstery companies due to higher sales volumes.  As a result, we realized operating income for the fiscal year 2011 first half of $3.3 million, or 3.1% of net sales, compared to operating loss of $1.1 million, or           -1.2% of net sales, in the fiscal year 2010 first half.

We recorded income tax expense of $1.1 million during the first six months of fiscal 2011, up from a benefit of $236,000 for the first six months of fiscal 2010.  Our effective tax rate rose to 32.4% from 20.4% for the same period last year, due primarily to the increase in pre-tax income, which reduces the benefit of the favorable permanent differences, partially offset by the decrease in uncertain tax positions.

Fiscal year 2011 first half net income was $2.3 million, or $0.21 per share, compared to a net loss of $919,000, or ($0.09) per share, in the fiscal year 2010 first half.

Although we report operating results for both of our divisions in one operating segment on a consolidated basis in our financial statements, we are providing the following division information because we believe it helps supplement the information provided in our financial statements:

	Thirteen Weeks Ended				Twenty-Six Weeks Ended
	August 1, 2010		August 2, 2009		August 1, 2010		August 2, 2009
	$	% Segment Net Sales	$	% Segment Net Sales	$	% Segment Net Sales	$	% Segment Net Sales
Net Sales
Casegoods	$34.5		$31.9		$67.1		$69.1
Upholstery	18.9		14.1		37.6		28.9
Total	$53.4		$46.0		$104.7		$98.0

Gross Margin
Casegoods	$9.3	27.1%	$8.1	25.2%	$18.7	27.9%	$17.7	25.6%
Upholstery	2.6	13.8%	1.6	11.7%	5.0	13.3%	3.3	11.3%
Total	$12.0	22.4%	$9.7	21.1%	$23.7	22.7%	$21.0	21.3%

Operating Margin
Casegoods	$2.3	6.6%	$0.9	3.0%	$5.0	7.5%	$2.6	3.7%
Upholstery	(0.7)	-3.7%	(1.4)	-10.3%	(1.7)	-4.6%	(3.7)	-12.8%
Total	$1.6	2.9%	$(0.5)	-1.1%	$3.3	3.1%	$(1.1)	-1.2%

Note: Some totals and percentages above may not recalculate exactly, due to rounding.

Outlook

Although business has improved since the end of fiscal 2010, our outlook for the remainder of fiscal year 2011 is one of continued cautious optimism. While we expect retail furniture conditions to remain weak, we have seen some signs of improving consumer demand. Dealer and consumer response to our new products has been encouraging and we expect this to have a positive impact on the second half of fiscal 2011. However, continuing economic uncertainty, supply chain challenges and aggressive competition for consumer discretionary dollars could derail our recovery.  We believe that our product and business model positions us to take advantage of any upturn in the economy. Continued attention to cost control and an intense focus on improving sourced product availability and delivery continue to be our priorities.

Our new Envision product line, which was designed to address the needs and tastes of Gen X and Gen Y consumers, was introduced in October 2008 and debuted on retail sales floors during the fiscal 2010 first quarter.  While response to this new line has been encouraging, we have not yet seen an overall rebound in big-ticket consumer products such as furniture, so we remain cautious in our planning and continue to take actions to address challenges to our profitability.  Some of those actions include:

▪	deferring, reducing or eliminating certain spending plans;
▪	continuing to refine the management of our supply chain, warehousing and distribution operations; and
▪	increasing inventory levels to respond to increasing sales and extended lead times from our suppliers.

Our domestic upholstery manufacturing operations have been particularly impacted by the prolonged sales downturn due to the higher fixed overhead costs as a percentage of reduced net sales for these operations.  To mitigate the impact of these sales declines we are:

▪	pursuing additional distribution channels and offering an array of new products and designs, which are generating additional sales growth;
▪	taking actions to streamline our domestic upholstery operations, by improving efficiency and reducing overhead; and,
▪	continuing to evaluate our operating costs to better match costs to current sales volume levels.

Our upholstery division reported an operating loss of 3.7% of net sales for the fiscal 2011 second quarter, which is an improvement over the operating loss of 10.3% of net sales for the comparable fiscal 2010 period and a sequential improvement over the fiscal 2011 first quarter operating loss of 5.5%. Year to date, the upholstery division operating loss has declined from -12.8% in the fiscal 2010 first half to -4.6% in the fiscal 2011 first half. While we see improvement over the corresponding prior year periods and upholstery sales have increased substantially overall, upholstery margins and profits are still disappointing. This reflects manufacturing inefficiencies related to introducing new products, inefficiencies related to increasing production levels to support increased sales and slower than expected savings realization from our continuous improvement initiatives. We have responded by intensifying our focus on cost reduction and sales growth initiatives for our upholstery operations. Cost reduction measures have included reducing personnel, consolidating manufacturing facilities, implementing Lean Manufacturing and introducing technological changes to reduce labor costs. Additionally, we have realigned upholstery division management to more intensely focus on areas of concern and continue to evaluate division efficiency. In terms of sales growth, we have focused on updating our upholstery lines with more contemporary offerings while retaining our best selling traditionally-styled items. In the fiscal 2011 first quarter, we began shipping the recently introduced Envision product line to respond to the needs of a younger consumer, a market that we believe will recover more quickly than our traditional customer base. With continued emphasis on cost control and product development, coupled with continued improvement in business, we believe that we can build a profitable upholstery business model by the end of fiscal 2011.

Financial Condition, Liquidity and Capital Resources

Balance Sheet and Working Capital

As of August 1, 2010, assets totaled $153.7 million, increasing from $149.1 million at January 31, 2010, principally due to increases in inventories, prepaid expenses and other current assets and accounts receivable partially offset by a decrease in cash and cash equivalents. Shareholders’ equity remained essentially unchanged at $127.6 million at both August 1, 2010 and January 31, 2010, with net income being offset by dividends.  We had no long-term debt at either August 1, 2010 or January 31, 2010.

Net working capital (current assets less current liabilities) increased by $2.3 million or 2.6%, to $90.2 million as of August 1, 2010, from $87.9 million at the end of fiscal 2010. This increase reflects increases of $6.1 million in current assets and $3.8 million in current liabilities.  Our working capital ratio (the relationship between our current assets and current liabilities) stood at 5.6:1 at August 1, 2010 compared to 6.6:1 at January 31, 2010.

The increase in current assets was principally due to increases of $10.8 million in inventories, $2.1 million in prepaid expenses and other current assets and $1.4 million in net accounts receivable, partially offset by an $8.2 million decrease in cash and cash equivalents. We increased our inventories in anticipation of increased sales and to improve service levels. The increase in prepaid expenses and other current assets is primarily due to an accrued company owned life insurance claim and a receivable recorded for amounts due to us from our insurance carrier for the casualty loss discussed above. Net accounts receivable increased due to higher sales. The decrease in cash reflects cash used to fund increased inventories, increased accounts receivable and higher prepaid expenses and other current assets.

The increase in current liabilities is primarily due to higher accounts payable, which changed primarily due to greater inventory purchases due to higher sales, and, to a lesser extent, increased accrued salaries, wages, and benefits.

Consolidated inventories increased 29.8%, to $47.0 million as of August 1, 2010 from $36.2 million at January 31, 2010. This increase was mainly due to increased purchases of imported casegoods inventory in response to anticipated higher incoming order rates.  Upholstery inventories increased approximately 45% since January 31, 2010, in response to higher incoming order rates and in order to improve service levels.

Cash Flows – Operating, Investing and Financing Activities

During the six months ended August 1, 2010, cash-on-hand, insurance proceeds received on our casualty loss ($1.4 million), and proceeds received on the surrender of company-owned life insurance policies ($1.1 million) were used to fund $5.6 million in cash for operations (primarily to fund increased inventory purchases due to higher sales), cash dividends ($2.2 million), premiums paid on company-owned life insurance policies ($1.2 million), and capital expenditures to maintain and enhance our business operating systems and facilities ($382,000.)

During the six months ended August 2, 2009, cash generated from operations ($26.0 million), short-term borrowing against our factored receivables ($4.5 million) and proceeds received on certain life insurance policies ($986,000) funded an increase in cash and cash equivalents ($23.5 million), payment of cash dividends ($2.2 million), repayment of borrowing against our factored receivables as they were collected by our agent ($1.8 million), scheduled principal payments on long-term debt ($1.4 million), premiums paid on company-owned life insurance policies ($1.1 million) and capital expenditures to maintain and enhance our business operating systems and facilities ($1.3 million.)

We used $457,000 of cash for investing activities during the first six months of fiscal year 2011 compared to $1.6 million during the six-month period ended August 2, 2009.  During the first six months of fiscal year 2011, we paid premiums of $1.2 million on company-owned life insurance, used $382,000 to purchase property, plant and equipment and received $1.1 million in proceeds from the cash surrender value of company-owned life insurance policies on former employees. In the 2010 six-month period, we used $1.1 million to purchase property, plant and equipment, paid life insurance premiums of $1.3 million and received proceeds of $986,000 from company-owned life insurance.

We used $2.2 million of cash for financing activities during the first six months of fiscal year 2011 compared to $927,000 in the six-month period ended August 2, 2009.  During the first six months of fiscal year 2011, we paid cash dividends of $2.2 million. During the first six months of fiscal year 2010, we received $4.5 million from short-term borrowing against our factored accounts receivable, paid cash dividends of $2.2 million, repaid $1.8 million of the loan against our factored receivables as the receivables were collected by our agent and made payments of $1.4 million on our term loan.

Debt Covenant Compliance

The credit agreement for our revolving credit facility, includes, among other requirements, financial covenants as to minimum tangible net worth, the ratio of funded debt to earnings before interest, taxes, depreciation and amortization, and maximum capital expenditures.  We were in compliance with these covenants as of August 1, 2010.

Liquidity, Financial Resources and Capital Expenditures

As of August 1, 2010, we had an aggregate $13.1 million available under our $15.0 million revolving credit facility to fund working capital needs.  Standby letters of credit in the aggregate amount of $1.9 million, used to collateralize certain insurance arrangements and for imported product purchases, were outstanding under our revolving credit facility as of August 1, 2010.  There were no additional borrowings outstanding under the revolving credit line on August 1, 2010.  Any principal outstanding under the credit line is due March 1, 2011.

We believe that we have the financial resources (including available cash and cash equivalents, expected cash flow from operations, lines of credit and the cash surrender value of company-owned life insurance) needed to meet business requirements for the foreseeable future, including capital expenditures and working capital. Cash flow from operations is highly dependent on incoming order rates and our operating performance.  We expect to spend $1.5 million to $3.0 million in capital expenditures during the remainder of fiscal year 2011 to maintain and enhance our operating systems and facilities.

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

Forward-Looking Statements

Certain statements made in this report, including under  “Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations,” are not based on historical facts, but are forward-looking statements.  These statements reflect our reasonable judgment with respect to future events and typically can be identified by the use of forward-looking terminology such as “believes,” “expects,” “projects,” “intends,” “plans,” “may,” “will,” “should,” “would,” “could”  or “anticipates,” or the negative thereof, or other variations thereon, or comparable terminology, or by discussions of strategy.  Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements.  Those risks and uncertainties include but are not limited to:

▪
current economic conditions and instability in the financial and credit markets including their potential impact on our (i) sales and operating costs and access to financing, (ii) customers and suppliers and their ability to obtain financing or generate the cash necessary to conduct their respective businesses;

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

▪	higher than expected costs associated with product quality and safety, including regulatory compliance costs related to the sale of consumer products and costs related to defective products; and

▪	achieving and managing growth and change, and the risks associated with acquisitions, restructurings, strategic alliances and international operations.

Any forward-looking statement that we make speaks only as of the date of that statement, and we undertake no obligation, except as required by law, to update any forward-looking statements whether as a result of new information, future events, or otherwise.

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

Amounts outstanding under our revolving line of credit bear interest at variable rates.  There was no outstanding balance under our revolver, other than standby letters of credit in the amount of $1.9 million, as of August 1, 2010.  Therefore, a fluctuation in market interest rates of one percentage point (or 100 basis points) would not have a material impact on our results of operations or financial condition. See note 9 to the condensed consolidated financial statements included in this report for more information about our interest rate swap agreements.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended August 1, 2010.  Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure and are effective to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

Changes in Internal Controls

There have been no changes in our internal control over financial reporting during the fiscal quarter ended August 1, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 5.  Other Information.

Material Amendment to Compensatory Arrangement

At the annual meeting of shareholders, held on June 8, 2010, the Company’s shareholders approved the 2010 Amendment and Restatement of the Hooker Furniture Corporation 2005 Stock Incentive Plan (the “2010 Incentive Plan”). The 2010 Incentive Plan extended the term of the prior 2005 Stock Incentive Plan to June 9, 2015. In addition:

▪
The types of awards permitted under the 2010 Incentive Plan include restricted stock, stock options, stock appreciation rights, restricted stock units, performance shares (shares tied to the attainment of performance objectives), performance share units and performance grants. The prior plan permitted only grants of restricted stock, restricted stock units, stock appreciation rights and performance grants.

▪
Under the 2010 Incentive Plan annual automatic restricted stock awards for outside directors will be issued on the third business day following each annual meeting of shareholders (instead of the tenth business day in January, as under the prior plan) and the number of shares awarded will be determined based on fees paid to outside directors on an annual meeting-to-annual meeting basis (instead of on a calendar year basis, as under the prior plan).

The remaining shares of the Company’s common stock reserved for issuance under the prior plan when it expired were carried over and reserved for issuance under the 2010 Incentive Plan.  No additional shares were reserved under the 2010 Incentive Plan.  Shares related to outstanding awards made under the prior plan that expire or are forfeited will be added back to the shares reserved under the 2010 Incentive Plan (as would shares under awards issued under the 2010 Incentive Plan that expire or are forfeited).

This description of material changes made to the prior plan under the 2010 Incentive Plan is a summary only and is qualified by reference to the full text of the 2010 Incentive Plan, which is incorporated herein by reference to the copy of the 2010 Incentive Plan filed as Appendix A to the Company’s proxy statement for its 2010 Annual Meeting of Shareholders, filed with the SEC on May 7, 2010.

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

10.1
2010 Amendment and Restatement of the Hooker Furniture Corporation 2005 Stock Incentive Plan (incorporated by reference to Appendix A of the Company’s Definitive Proxy Statement dated May 7, 2010 (SEC File No. 000-25349))

10.2
Employment Agreement between Bruce R. Cohenour and Hooker Furniture Corporation, dated June 8, 2010 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (SEC File No. 000-25349) filed on June 10, 2010)**

10.3*	Summary of Director Compensation**

31.1*	Rule 13a-14(a) Certification of the Company’s principal executive officer

31.2*	Rule 13a-14(a) Certification of the Company’s principal financial officer

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

HOOKER FURNITURE CORPORATION

Date: September 8, 2010	By:	/s/ E. Larry Ryder
E. Larry Ryder
Executive Vice President – Finance and
Administration and Chief Financial Officer