Form 10-Q
period 2010-10-31
HOOKER FURNITURE CORP
filed 2010-12-08
CIK 1077688

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 31, 2010

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ ((Do not check if smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of December 6, 2010

Common stock, no par value                                                                                10,782,068
(Class of common stock)                                                                      (Number of shares)

PART I.  FINANCIAL INFORMATION

Item 1.    Financial Statements

HOOKER FURNITURE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, including share data)
(Unaudited)
	October 31,	January 31,
	2010	2010

Assets
Current Assets
Cash and cash equivalents	$20,460	$37,995
Accounts receivable, less allowance for doubtful accounts
of $2,004 and $1,938 on each date	28,409	25,894
Inventories	55,622	36,176
Prepaid expenses and other current assets	5,457	3,468
Total current assets	109,948	103,533
Property, plant, and equipment, net	21,173	22,747
Intangible assets	3,468	3,468
Cash surrender value of life insurance policies	14,560	14,810
Other assets	4,691	4,541
Total assets	$153,840	$149,099

Liabilities and Shareholders' Equity
Current Liabilities
Trade accounts payable	$14,264	$10,425
Accrued salaries, wages and benefits	2,427	2,184
Other accrued expenses	1,662	1,953
Accrued dividends	1,077	1,077
Total current liabilities	19,430	15,639
Deferred compensation	6,682	5,868
Total liabilities	26,112	21,507

Shareholders' equity
Common stock, no par value, 20,000 shares authorized,
10,782 and 10,775 shares issued and outstanding on each date, respectively.	17,134	17,076
Retained earnings	110,261	110,073
Accumulated other comprehensive income	333	443
Total shareholders' equity	127,728	127,592
Total liabilities and shareholders' equity	$153,840	$149,099

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

HOOKER FURNITURE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 31,	November 1,	October 31,	November 1,
	2010	2009	2010	2009

Net sales	$55,735	$52,605	$160,465	$150,646

Cost of sales	43,460	39,928	123,965	117,047
Casualty loss	-	-	2,208	-
Insurance recovery	-	-	(1,708)	-
Total cost of sales	43,460	39,928	124,465	117,047

Gross profit	12,275	12,677	36,000	33,599

Selling and administrative expenses	10,610	10,894	31,060	32,329
Asset impairment charge	-	-	-	613

Operating income	1,665	1,783	4,940	657

Other income (expense), net	27	(93)	83	(122)

Income before income taxes	1,692	1,690	5,023	535

Income tax expense	522	733	1,601	497

Net income	$1,170	$957	$3,422	$38

Earnings per share
Basic	$0.11	$0.09	$0.32	$0.00
Diluted	$0.11	$0.09	$0.32	$0.00

Weighted average shares outstanding:
Basic	10,757	10,752	10,757	10,752
Diluted	10,768	10,764	10,768	10,762

Cash dividends declared per share	$0.10	$0.10	$0.30	$0.30

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

HOOKER FURNITURE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Thirty-nine Weeks Ended
	October 31,	November 1,
	2010	2009
Cash flows from operating activities
Cash received from customers	$156,389	$154,522
Cash paid to suppliers and employees	(168,370)	(119,671)
Insurance proceeds received on casualty loss	1,708	-
Income taxes paid, net	(3,087)	(1,728)
Interest paid, net	(60)	(262)
Net cash (used in) provided by operating activities	(13,420)	32,861

Cash flows from investing activities
Purchase of property, plant, and equipment	(688)	(1,264)
Proceeds from the sale of property and equipment	2	10
Proceeds received on notes issued for the sale of property and equipment	23	23
Premiums paid on officers' life insurance	(1,321)	(1,352)
Proceeds received on officers' life insurance	1,102	986
Net cash used in investing activities	(882)	(1,597)

Cash flows from financing activities
Proceeds from short-term borrowing	-	4,493
Payments on short-term borrowing	-	(4,382)
Cash dividends paid	(3,233)	(3,231)
Payments on long-term debt	-	(5,218)
Net cash used in financing activities	(3,233)	(8,338)

Net (decrease) increase in cash and cash equivalents	$(17,535)	$22,926
Cash and cash equivalents at the beginning of the period	37,995	11,804
Cash and cash equivalents at the end of the period	$20,460	$34,730

Reconciliation of net income to net cash provided by operating activities:
Net income	$3,422	$38
Depreciation and amortization	2,254	2,377
Non-cash restricted stock awards and performance grants	58	61
Restructuring and asset impairment charges	-	613
Provision for doubtful accounts	395	850
Deferred income taxes	(745)	(107)
Loss on disposal of property	9	115
Changes in assets and liabilities:
Accounts receivable	(2,911)	3,163
Inventories	(19,447)	26,703
Prepaid expenses and other current assets	(949)	(1,439)
Trade accounts payable	3,839	(276)
Accrued salaries, wages, and benefits	243	629
Accrued income taxes	(253)	-
Other accrued expenses	(38)	(644)
Deferred compensation	703	577
Other long-term liabilities	-	201
Net cash (used) provided by operating activities	$(13,420)	$32,861

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

HOOKER FURNITURE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar and share amounts in tables, except per share amounts, in thousands unless otherwise indicated)
(Unaudited)
For the Thirty-Nine Weeks Ended October 31, 2010

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

The financial statements contained herein are being filed as part of a quarterly report on Form 10-Q covering the thirteen-week period (also referred to as “three months,” “three-month period,” “quarter” or “quarterly period”) that began August 2, 2010 and the thirty-nine week period (also referred to as “nine months,” “nine-month period,” or “first nine months”) that began on February 1, 2010, both ended on October 31, 2010.  These financial statements also include the thirteen-week period that began August 3, 2009 and the thirty-nine week period that began February 2, 2009, both ended on November 1, 2009.

References in these notes to the condensed consolidated financial statements of the Company to:

▪	the 2011 fiscal year and comparable terminology mean the fiscal year that began February 1, 2010 and will end January 30, 2011; and

▪	the 2010 fiscal year and comparable terminology mean the fiscal year that began February 2, 2009 and ended January 31, 2010.

2.	Inventories

	October 31,	January 31,
	2010	2010

Finished furniture	$58,533	$40,205
Furniture in process	743	798
Materials and supplies	10,530	7,258
Inventories at FIFO	69,806	48,261
Reduction to LIFO basis	14,184	12,085
Inventories	$55,622	$36,176

3.	Property, Plant and Equipment

	October 31,	January 31,
	2010	2010
Buildings and land improvements	$23,996	$23,708
Machinery and equipment	3,501	3,507
Furniture and fixtures	27,774	27,494
Other	4,138	4,043
Total depreciable property at cost	59,409	58,752
Less accumulated depreciation	39,800	37,603
Total depreciable property, net	19,609	21,149
Land	1,357	1,357
Construction in progress	207	241
Property, plant and equipment, net	$21,173	$22,747

4.	Intangible Assets

	October 31,	January 31,
	2010	2010
Non-amortizable Intangible Assets
Trademarks and trade names - Bradington-Young	$2,676	$2,676
Trademarks and trade names - Sam Moore	396	396
Trademarks and trade names - Opus Designs	396	396
Total trademarks and tradenames	$3,468	$3,468

5.	Accounts Receivable

	October 31,	January 31,
	2010	2010

Trade accounts receivable	$23,476	$19,400
Receivable from factor	6,937	8,432
Allowance for doubtful accounts	(2,004)	(1,938)
Accounts receivable	$28,409	$25,894

“Receivable from factor” represents amounts due with respect to factored accounts receivable. We factor substantially all of our domestic upholstery accounts receivable, without recourse to us.

Under our factoring agreement, invoices for domestic upholstery products are generated and transmitted to our customers, with copies to the factor on a daily basis, as products are shipped to our customers.  The factor collects the amounts due and remits collected funds, less factoring fees, to us semi-weekly. We retain ownership of the accounts receivable until the invoices are 90 days past due. At that time, the factor pays us the net invoice amount, less factoring fees and takes ownership of the accounts receivable. The factor is then entitled to collect the invoices on its own behalf and retain any subsequent remittances. The invoiced amounts are reported as accounts receivable on our condensed consolidated balance sheets when the merchandise is delivered to our customer until payment is received from the factor.

A limited number of domestic upholstery accounts receivable are factored with recourse to us. The amounts of these receivables at October 31, 2010 and January 31, 2010 were $93,000 and $205,000, respectively. If the factor is unable to collect the amounts due, invoices are returned to us for collection. We include an estimate of potentially uncollectible amounts for these receivables in our calculation of our allowance for doubtful accounts.

6.	Other Comprehensive Income (Loss)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 31,	November 1,	October 31,	November 1,
	2010	2009	2010	2009
Net income	$1,170	$957	$3,422	$38
Loss on interest rate swap	-	-	-	(26)
Portion of swap agreement's fair value
reclassified to interest expense	-	-	-	118
Reclassification to income of cumulative
balance related to ineffective swap	-	76		76
Reclassification to income of unamortized
balance of swap termination payment	-	61		61
Unrealized gain on interest rate swap	-	137	-	229
Portion of accumulated actuarial gain on Supplemental
Retirement Income Plan reclassified to deferred
compensation expense	(59)	(55)	(178)	(164)
Other comprehensive income (loss) before tax	(59)	82	(178)	65
Income tax benefit (expense)	22	(31)	67	(25)
Other comprehensive income (loss), net of tax	(37)	51	(111)	40
Comprehensive net income	$1,133	$1,008	$3,311	$78

7.	Supplier Receivable

From May 2007 through September 2009, we advanced payments to, and provided financing guarantees for one of our finished goods suppliers to facilitate the supplier’s purchase of raw materials and supplies to ensure timely delivery of finished goods to us.  The balance of the advances and other miscellaneous amounts due from this supplier at October 31, 2010 and January 31, 2010 were $143,000 and $124,000, respectively, and are fully reserved. In order for the supplier to obtain additional bank financing, we issued a standby letter of credit on July 14, 2008 as security in the amount of $600,000. In conjunction with the issuance of the letter of credit, we entered into a security agreement with the supplier and the supplier’s shareholders, which provided us with a security interest in certain assets of the supplier and its shareholders. During September 2009, prior to the expiration of the letter of credit, the supplier ceased operations, and defaulted on its bank notes, and its lender drew on our $600,000 letter of credit. Subsequently, we reimbursed our letter of credit provider for the $600,000. During fiscal year 2010, we wrote down the book value of the pledged collateral to our estimate of its net realizable value of $300,000. The estimated net realizable value for the pledged collateral of $300,000 at October 31, 2010 and January 31, 2010 is recorded in the long-term section of our condensed consolidated balance sheets in “Other assets.” Based on a recent appraisal, we continue to believe that the net realizable value of $300,000 is reasonable and approximates the pledged collateral’s fair value. We unsuccessfully attempted to obtain title to the pledged collateral from the supplier’s shareholders in lieu of foreclosure. Subsequent to the end of our fiscal 2011 third quarter, we initiated foreclosure proceedings.

8.	Earnings Per Share

Since 2006, we have issued restricted stock awards to non-employee members of the board of directors under the Company’s stock incentive plan each January, and expect to continue to grant these awards to non-employee board members in the future following each annual meeting of the shareholders.  As of October 31, 2010 and January 31, 2010 there were 24,965 and 17,640 shares, respectively, of restricted stock outstanding, net of forfeitures and vested shares.  Restricted shares awarded, but that have not yet vested, are considered when computing diluted earnings per share.

The following table sets forth the computation of basic and diluted earnings per share:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 31,	November 1,	October 31,	November 1,
	2010	2009	2010	2009

Net income	$1,170	$957	$3,422	$38
Less: Unvested participating restricted stock dividends	3	2	4	6
Net earnings allocated to unvested participating
restricted stock	-	2	-	-
Earnings available for common shareholders	1,167	953	3,418	32

Weighted average shares outstanding for basic
earnings per share	10,757	10,752	10,757	10,752
Dilutive effect of non-vested restricted stock awards	11	12	11	10
Weighted average shares outstanding for diluted
earnings per share	10,768	10,764	10,768	10,762

Basic earnings per share	$0.11	$0.09	$0.32	$0.00

Diluted earnings per share	$0.11	$0.09	$0.32	$0.00

9.	Long Term Debt and Interest Rate Swaps

As of October 31, 2010, we had an aggregate $13.1 million available under our $15.0 million revolving credit facility to fund working capital needs.  Standby letters of credit in the aggregate amount of $1.9 million, used to collateralize certain insurance arrangements and for imported product purchases, were outstanding under our revolving credit facility as of October 31, 2010.  There were no additional borrowings outstanding under the revolving credit line on October 31, 2010.  Any principal outstanding under the credit line is due March 1, 2011. Additionally, we had $14.6 million available to borrow against the cash surrender value of company-owned life insurance policies at October 31, 2010, with no loans outstanding.

From time to time we have entered into swap agreements to hedge against the potential impact of increases in interest rates on our floating-rate debt instruments.  Swap agreements that hedge exposures to changes in interest rates expose us to credit risk and market risk.  Credit risk is the potential failure of the counterparty to perform under the terms of the swap agreement.  We attempt to manage this risk by entering into transactions with high-quality counterparties.  Market risk is the potential adverse effect on the value of the swap agreement that results from a decline in interest rates.  The market risk associated with interest-rate contracts is managed by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken.

Prior to September 1, 2010, we were party to an interest rate swap agreement that provided, in effect, a fixed interest rate of 4.1% on our term loans. Prior to our fiscal 2010 third quarter, we accounted for our interest rate swap agreement as a cash flow hedge and recognized the fair value of the agreement on the balance sheet in shareholders’ equity under the caption “accumulated other comprehensive income.”  The related gains or losses on this instrument were recorded through comprehensive income and, accordingly, were included in accumulated other comprehensive income on the balance sheet until recognized in net income.  The gains or losses on this transaction were recognized in net income in the periods in which interest expense on our term loans (the related hedged item) were recognized in net income. In August 2009, we repaid our term loans in full. As a result, our interest rate swap no longer qualified as an effective hedge after that date. Through the remainder of the term of the interest rate swap, which terminated during our fiscal 2011 third quarter on September 1, 2010, all changes in the swap’s fair value were charged against net income except for scheduled payments under the agreement.

Fair Value Disclosure of Derivative Instruments

The following table provides quantitative fair value disclosures regarding our interest rate swap at October 31, 2010 and January 31, 2010:

Fair Value at Dates Indicated
		Quoted Prices in	Significant
	Carrying Value and	Active Markets	Other	Significant
	Balance Sheet Location	for Identical	Observable	Unobservable
	(Other Accrued	Instruments	Inputs	Inputs
	Expenses)	(Level 1)	(Level 2)	(Level 3)

Interest rate swap at October 31, 2010	$-		$-
Interest rate swap at January 31, 2010	(33)		(33)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 31,	November 1,	October 31,	November 1,
	2010	2009	2010	2009
Interest rate swap:
Loss recognized in other comprehensive income	$-	$-	$-	$(26)
Loss reclassified from accumulated other comprehensive
income into interest expense, net	-	-	-	118
Loss recognized in net income	-	(130)	-	(130)
Loss recognized in net income on change
in fair value of derivative financial instrument	-	(22)	-	(22)

10.	Employee Benefit Plans

We maintain a supplemental retirement income plan (“SRIP”) for certain former and current executives. The liability for the SRIP at October 31, 2010 and January 31, 2010 was $7.2 million and $6.3 million, respectively, and is shown in our consolidated balance sheets as follows:

	October 31,	January 31,
	2010	2010

Accrued salaries, wages and benefits (current portion)	$514	$436
Deferred compensation (long-term portion)	6,682	5,868
Total liability	$7,196	$6,304

Components of net periodic benefit cost for the SRIP are as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 31,	November 1,	October 31,	November 1,
	2010	2009	2010	2009
Net periodic benefit cost
Service cost	$146	$158	$437	$474
Interest cost	85	89	255	267
Actuarial gain	(59)	(54)	(177)	(162)
Net periodic benefit cost	$172	$193	$516	$579

11.	Income Taxes

We recorded income tax expense of $522,000 for the fiscal 2011 third quarter compared to $733,000 for prior year quarterly period.  Lower income tax expense was the result of a lower effective tax rate. The effective tax rate decreased to 30.8% for the fiscal year 2011 third quarter from 43.4% for the prior year quarterly period. The effective rate in the fiscal 2010 third quarter was higher than our typical effective tax rate due to the accrual of a federal income tax penalty and the establishment of a valuation allowance against certain state loss carry forwards.  In the fiscal 2011 third quarter, the impact of permanent differences resulted in an effective rate lower than the 35% Federal income tax rate.

We recorded income tax expense of $1.6 million during the first nine months of fiscal 2011, compared to $497,000 for the comparable 2010 period, due primarily to higher pre-tax income.  Our effective tax rate fell to 31.9% from 92.9%. The effective rate in the fiscal 2010 nine-month period was higher than our typical effective tax rate due to the accrual of a federal income tax penalty and the establishment of a valuation allowance against certain state loss carry forwards.  In the fiscal 2011 nine-month period, the impact of permanent differences resulted in an effective rate lower than the 35% Federal income tax rate.

12.	Casualty Loss

On March 10, 2010, we experienced a fire at one of our warehouse facilities in Martinsville, Va. The fire was contained to an area of approximately 2,000 square feet within a 580,000 square foot facility. The costs associated with the fire in excess of our $500,000 insurance deductible were fully covered by insurance. During the first half of fiscal 2011, we recorded a casualty loss of $2.2 million and an insurance recovery of $1.7 million, both in cost of sales. The net charge to cost of sales of $500,000 represents our insurance deductible. During our fiscal 2011 third quarter, we received the final payment of $358,000 for amounts due to us from our insurance carrier. This amount was recorded in the  “Prepaid expenses and other current assets” line of the current assets portion of our condensed consolidated balance sheet at the end of our fiscal 2011 second quarter on August 1, 2010. We consider the claim to be closed.

13.	Subsequent Events

Bradington-Young Division Consolidation

On November 8, 2010, we announced the consolidation of the Cherryville, NC operations and division offices of our Bradington-Young domestic upholstery division from Cherryville to Hickory, NC. The consolidation will result in $1.1 million in impairment charges to write down real and personal property assets to fair value, severance and benefits costs of $312,000 and disassembly and moving costs of $40,000. We expect to complete the consolidation by mid-January 2011.

Dividends

At its December 7, 2010 meeting, our board of directors declared a quarterly cash dividend of $0.10 per share, payable on February 25, 2011 to shareholders of record at February 11, 2011.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

This quarterly report on Form 10-Q includes our unaudited condensed consolidated financial statements for the thirteen-week period (also referred to as “three months,” “three-month period,” “quarter” or “quarterly period”) that began August 2, 2010 and the thirty-nine week period (also referred to as “nine months,” “nine-month period,” or “first nine months”) that began on February 1, 2010, both ended on October 31, 2010.  This report discusses our results of operations for these periods compared to the fiscal year 2010 thirteen-week period that began August 3, 2009 and the thirty-nine week period that began February 2, 2009, both ended on November 1, 2009 and our financial condition as of October 31, 2010, as compared to January 31, 2010.

References in this report to:

▪	the 2011 fiscal year and comparable terminology mean the fiscal year that began February 1, 2010 and will end January 30, 2011; and

▪	the 2010 fiscal year and comparable terminology mean the fiscal year that began February 2, 2009 and ended January 31, 2010.

Nature of Operations

Incorporated in Virginia in 1924, Hooker Furniture Corporation (the “Company”, “we”, “us”, and “our”) is ranked among the nation’s top 10 largest publicly traded furniture sources, based on 2009 shipments to U.S. retailers, according to Furniture/Today, a leading trade publication.  We are a key resource for residential wood and metal furniture, commonly referred to in the industry as “casegoods” and upholstered furniture.  Our major casegoods furniture product categories include home entertainment, home office, accent, dining, and bedroom furniture under the Hooker Furniture brand, and youth furniture sold under the Opus Designs by Hooker brand.  Our residential upholstered seating companies include Hickory, N.C.-based Bradington-Young, LLC, a specialist in upscale motion and stationary leather furniture, and Bedford, Va.-based Sam Moore Furniture LLC, a specialist in upscale occasional chairs with an emphasis on cover-to-frame customization.  An extensive selection of designs and formats along with finish and cover options in each of these product categories make us a comprehensive residential furniture resource, primarily for retailers targeting the medium and upper-medium price range.  Our principal customers are retailers of residential home furnishings who are broadly dispersed throughout North America.  Customers include independent furniture stores, internet and specialty retailers, department stores, catalog merchants, interior designers and national and regional chains.

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

Since the fall of 2006, our business has been impacted by low levels of consumer confidence and a weak housing market.  By late 2008, this malaise, exacerbated by weak credit markets, had spread to the broader U.S. economy.  As a result, the residential home furnishings industry has seen an unprecedented decline in demand for its products.  Discretionary purchases of furniture, particularly at the middle and upper-middle price points where we compete, have been significantly affected by low consumer confidence.  Current economic factors, such as high unemployment and difficult housing and mortgage markets, have resulted in a weak retail environment.  We believe, however, that our current business model continues to provide us with flexibility to respond to changing market conditions by adjusting inventory purchases from suppliers.

Our order backlog improved to more historical levels during our fiscal 2011 third quarter, as both the severity of the factors detailed above and incoming order rates have moderated. At October 31, 2010 our order backlog stood at 5.7 weeks of sales, compared to 6.6 weeks at the end of our fiscal 2011 second quarter and 8.2 weeks at the end of our  fiscal 2011 first quarter. We are continuing to monitor incoming order rates and conditions with our sourcing and transportation partners, in order to achieve optimum inventory levels.

Several factors negatively affected our order backlog in the first half of fiscal 2011, which lengthened the time and increased the cost for getting our products to our distribution facilities in the U.S. Our order backlog increased primarily due to supply and transportation delays. These factors were as follows:

▪
Due to the prolonged downturn and weak demand for residential furniture products as a result of the recession, our Asian sourcing partners realigned production in their plants by closing production lines, laying off employees and making other changes in order to balance production with decreased demand from late 2008 through the fall of 2009. By the late spring / early summer 2010, most vendors had returned to historical production levels and lead times.

▪
The shipping lines that we utilize to transport imported goods reduced their capacity by temporarily taking portions of their fleets out of service and reducing the speed of their remaining ships in order to increase fuel efficiency.

▪	The number of shipping containers available at any particular time decreased due to longer shipping cycles and a decline in the number of new containers being manufactured.

Fiscal 2011 third quarter net sales increased 6.0% over the comparable prior year quarter, which represents the second consecutive quarter of year-over-year quarterly sales increases. Casegoods sales increased in the low single digits during the quarter and we realized significant increases in upholstery sales over the prior year quarter. This increase in upholstery sales mirrors current furniture industry trends. Generally, past furniture industry recoveries have been initially marked by increased upholstery sales. While the uniqueness of the present economic situation and unpredictable nature of consumer behavior may complicate our industry’s recovery, we are encouraged by the improvements we see both at Hooker and in the industry at large.

The following are the principal factors that impacted our results of operations during the three and nine-month periods ended October 31, 2010:

▪
Net sales increased by $3.1 million, or 6.0%, to $55.7 million during the fiscal year 2011 third quarter, compared to net sales of $52.6 million during the fiscal year 2010 third quarter.  This is the second consecutive quarterly sales increase. For the first nine months of fiscal 2011, net sales increased $9.8 million or 6.5% compared to the same fiscal 2010 period.

▪
Gross margins for the fiscal 2011 third quarter decreased and gross margins for the fiscal 2011 first nine months remained essentially flat compared to the prior year periods, both primarily due to increased freight costs on imported products and a $500,000 charge related to a fire at one of our distribution facilities during our fiscal 2011 first quarter. These increased costs were partially offset by improved margins at our upholstery division, primarily due to efficiencies resulting from increased upholstery sales.

▪
Selling and administrative expenses decreased both as a percentage of sales and in absolute terms compared to the corresponding three and nine-month fiscal year 2010 periods, primarily as a result of cost cutting measures implemented during fiscal 2010. Additionally, lower bad debts, lower compensation expense and lower professional fees for the three-month period and lower bad debt expense, selling expenses and professional fees for the nine-month period contributed to the improvements.

▪
Operating income for the fiscal year 2011 third quarter was $1.7 million, or 3.0% of net sales, compared to operating income of $1.8 million, or 3.4% of net sales, in the fiscal year 2010 third quarter. This decrease is primarily due to increased freight costs on imported products, partially offset by decreased selling and administrative expenses and improved domestic upholstery plant utilization due to higher sales. For the nine-month periods, operating income was $4.9 million or 3.1% of net sales, compared to operating income of $657,000 or 0.4% of net sales for the comparable 2010 fiscal period. This improvement was principally due to lower selling and administrative expenses, improved domestic upholstery plant utilization due to higher upholstery sales and the absence of asset impairment activity during the fiscal year 2011 first nine months, compared to the corresponding prior year period, partially offset by the expenses related to the fire at our distribution center.

Results of Operations

The following table sets forth the percentage relationship to net sales of certain items included in the condensed consolidated statements of operations included in this report.

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 31,	November 1,	October 31,	November 1,
	2010	2009	2010	2009
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	78.0	75.9	77.3	77.7
Casualty loss	-	-	1.4	-
Insurance recovery	-	-	(1.1)	-
Total cost of sales	78.0	75.9	77.6	77.7
Gross profit	22.0	24.1	22.4	22.3
Selling and administrative expenses	19.0	20.7	19.4	21.5
Restructuring and asset impairment charge	-	-	-	0.4
Operating income	3.0	3.4	3.1	0.4
Other income (expense), net	0.1	(0.2)	0.1	(0.1)
Income before income taxes	3.0	3.2	3.1	0.3
Income tax expense	0.9	1.4	1.0	0.3
Net income	2.1	1.8	2.1	-

Although we report operating results for both of our divisions in one operating segment on a consolidated basis in our financial statements, we are providing the following division information because we believe it helps supplement the information provided in our financial statements:

	Thirteen Weeks Ended				Thirty-nine Weeks Ended
	October 31, 2010		November 1, 2009		October 31, 2010		November 1, 2009
	$	% Segment Net Sales	$	% Segment Net Sales	$	% Segment Net Sales	$	% Segment Net Sales
Net Sales
Casegoods	$36.7		$35.4		$103.8		$104.5
Upholstery	19.0		17.2		56.7		46.1
Total	$55.7		$52.6		$160.5		$150.6

Gross Margin
Casegoods	$9.5	25.9%	$10.5	29.7%	$28.2	27.2%	$28.2	26.9%
Upholstery	2.8	14.5%	2.2	12.7%	7.8	13.7%	5.4	11.8%
Total	$12.3	22.0%	$12.7	24.1%	$36.0	22.4%	$33.6	22.3%

Operating Margin
Casegoods	$2.2	6.0%	$3.0	8.4%	$7.2	6.9%	$5.5	5.3%
Upholstery	(0.5)	-2.8%	(1.2)	-6.8%	(2.3)	-4.0%	(4.9)	-10.6%
Total	$1.7	3.0%	$1.8	3.4%	$4.9	3.1%	$0.7	0.4%
Note: Some totals and percentages above may not recalculate exactly, due to rounding.

Fiscal 2011 Third Quarter Compared to Fiscal 2010 Third Quarter

Net sales for the fiscal year 2011 third quarter increased $3.1 million, or 6.0% to $55.7 million compared to $52.6 million for the fiscal 2010 third quarter. The increase was principally due to higher unit volume. Unit volume increased across all divisions compared to the fiscal 2010 third quarter.

Net sales of imported upholstery increased approximately 49% from the prior year quarter, while domestic upholstery sales were essentially flat as compared to the prior year period. Case goods net sales increased approximately 4%.

Overall, average selling prices decreased approximately 2% for the fiscal year 2011 third quarter compared to the fiscal year 2010 third quarter, due primarily to the mix of products shipped. Casegoods average selling prices decreased approximately 2%, while domestically produced leather and upholstered furniture average selling prices decreased approximately 7% and 4%, respectively. Average selling prices for imported leather upholstered furniture increased 7.5%.

Overall, gross profit margin decreased to 22.0% of net sales in the fiscal year 2011 third quarter compared to 24.1% in the fiscal year 2010 third quarter, mainly as a result of higher freight costs for imported products. Gross margins for casegoods decreased modestly in the fiscal year 2011 third quarter compared to the fiscal 2010 third quarter, primarily due to higher freight costs. Gross margins on both domestically produced and imported upholstered furniture improved, due to manufacturing efficiencies due to higher production rates and cost reduction efforts.

Selling and administrative expenses decreased both as a percentage of sales and in absolute terms. For the fiscal year 2011 third quarter, selling and administrative expenses were 19.0% of net sales or $10.6 million, as compared to $10.9 million, or 20.7% of net sales, for the fiscal year 2010 third quarter.  The decrease in spending as a percentage of sales was principally due to the impact of cost reductions implemented in fiscal year 2010, undertaken in response to lower sales volume, as well as lower bad debts and employee benefits expense due to a reversal of an employee bonus accrual due to lower earnings.

Operating profitability for the fiscal 2011 third quarter decreased year over year compared to the fiscal 2010 third quarter. This decrease was primarily due to increased freight costs on imported products, partially offset by decreased selling and administrative expenses and improved domestic upholstery plant utilization due to higher sales. As a result, we realized operating income for the fiscal year 2011 third quarter of $1.7 million, or 3.0% of net sales, compared to operating income of $1.8 million, or 3.4% of net sales, in the fiscal year 2010 third quarter.

We recorded income tax expense of $522,000 for the fiscal 2011 third quarter compared to $733,000 for the prior year quarterly period.  Lower income tax expense was the result of a lower effective tax rate. The effective tax rate decreased to 30.8% for the fiscal year 2011 third quarter from 43.4% for the prior year quarterly period.  At the income levels experienced in both quarters, the effective tax rate is particularly sensitive to the impact of differences between financial statement accounting and tax accounting and other adjustments.  The effective rate in the fiscal 2010 third quarter was higher than our typical effective tax rate due to the accrual of a federal income tax penalty and the establishment of a valuation allowance against certain state loss carry forwards, which were partially offset by the impact of certain permanent differences, principally life insurance proceeds and premiums and additional deductions for contributions of inventory.  In the fiscal 2011 third quarter, the impact of the permanent differences resulted in an effective rate lower than the 35% Federal income tax rate.

Fiscal year 2011 third quarter net income was $1.2 million, or $0.11 per share, compared to net income of $957,000, or $0.09 per share, in the fiscal year 2010 third quarter.

Fiscal 2011 First Nine Months to Fiscal 2010 First Nine Months

Net sales for the first nine months of fiscal 2011 increased $9.8 million, or 6.5% to $160.5 million compared to $150.6 million for the fiscal 2010 first nine months. The increase was principally due to higher unit volume, partially offset by a decline in average selling prices, due to the mix of products sold. Unit volume increased across all divisions in the fiscal 2011 nine-month period compared to the prior year period.

Net sales of imported upholstery increased approximately 48% in the first nine months of fiscal 2011, while domestic upholstery sales increased by approximately 16% in the same period. Casegoods net sales decreased approximately 1%, compared to the prior year first nine months.

Overall, average selling prices decreased approximately 3% during the fiscal year 2011 nine month period compared to the fiscal year 2010 nine-month period, primarily due to the mix of products shipped. Casegoods average selling prices decreased 4%, while domestically produced leather and upholstered furniture decreased approximately 9% and 4%, respectively. Average selling prices of imported leather upholstery increased 2%.

Overall, gross profit margin increased to 22.4% of net sales in the fiscal year 2011 nine-month period compared to 22.3% in the fiscal year 2010 nine-month period. Gross margin for casegoods improved in the fiscal year 2011 nine-month period compared to the fiscal year 2010 nine-month period, primarily due to decreased levels of product discounting and returns and allowances and the exit from our California warehouse during fiscal 2010. Partially offsetting these improvements was a $500,000 net charge to cost of sales for our insurance deductible related to the distribution center fire. Gross margins for upholstered furniture improved, due to

▪	manufacturing efficiencies due to increased production rates,
▪	cost reduction efforts,
▪	partially offset by higher raw material and manufacturing costs as a percentage of sales due to changes in product mix.

Selling and administrative expenses decreased to $31.1 million or 19.4% of net sales for the fiscal year 2011 nine-month period, compared to $32.3 million or 21.5% of net sales for the comparable fiscal year 2010 period.  The decrease in spending was principally due to the impact of cost reductions implemented in fiscal year 2010, undertaken in response to lower sales volume, as well as lower bad debt expense and selling expenses.

Operating profitability for the fiscal 2011 first nine months increased year-over-year compared to the same fiscal year 2010 period, reflecting slightly improved gross margins, lower selling and administrative expenses as a percentage of sales, the absence of any impairment charges in fiscal 2011 and lower fixed costs as a percentage of sales at our upholstery companies due to higher sales volumes.  As a result, we realized operating income for the fiscal year 2011 first nine months of $4.9 million, or 3.1% of net sales, compared to operating income of $657,000, or 0.4% of net sales, in the comparable fiscal year 2010 period.

We recorded income tax expense of $1.6 million during the first nine months of fiscal 2011, compared to $497,000 for the comparable 2010 period, due primarily to higher pre-tax income.  Our effective tax rate fell to 31.9% from 92.9%. At the income levels experienced in both periods, the effective tax rate is particularly sensitive to the impact of differences between financial statement accounting and tax accounting and other adjustments.  The effective rate in the fiscal 2010 nine-month period was higher than our typical effective tax rate due to the accrual of a federal income tax penalty and the establishment of a valuation allowance against certain state loss carry forwards, which were partially offset by the impact of certain permanent differences, principally life insurance proceeds and premiums and additional deductions for contributions of inventory.  In the fiscal 2011 nine-month period, the impact of the permanent differences resulted in an effective rate lower than the 35% Federal income tax rate.

Fiscal year 2011 first nine month net income was $3.4 million, or $0.32 per share, compared to net income of $38,000, or essentially $0.00 per share, in the comparable fiscal year 2010 period.

Outlook

Although business has improved since the end of fiscal 2010, our outlook for the remainder of fiscal year 2011 is one of continued cautious optimism. While we expect retail furniture conditions to remain weak, we have seen some signs of improving consumer demand. Dealer and consumer response to our new products has been encouraging and there was an 8% increase in attendance at our showroom at the recent Fall International Home Furnishings Market, both of which we expect to have a positive impact on the remainder of fiscal 2011. However, continuing economic uncertainty, supply chain challenges and aggressive competition for consumer discretionary dollars could easily derail our potential recovery.  We believe that our product and business model positions us to take advantage of any upturn in the economy. Continued attention to cost control and an intense focus on improving sourced product planning, forecasting and delivery continue to be our priorities.

Our new Envision product line, which was designed to address the needs and tastes of Gen X and Gen Y consumers, was introduced in October 2008 and debuted on retail sales floors during the fiscal 2010 first quarter.  While response to this new line has been encouraging, we have not yet seen an overall rebound in big-ticket consumer products such as furniture, so we remain cautious in our planning and continue to take actions to address challenges to our profitability.  Some of those actions include:

▪	deferring, reducing or eliminating certain spending plans;
▪	continuing to refine the management of our supply chain, warehousing and distribution operations; and
▪	managing inventory levels in order to achieve an optimum balance between product availability and working capital management.

Our domestic upholstery manufacturing operations have been particularly impacted by the prolonged sales downturn due to the higher fixed overhead costs for these operations. Our upholstery division reported an operating loss of 2.8% of net sales for the fiscal 2011 third quarter, which is an improvement over the operating loss of 6.8% of net sales for the comparable fiscal 2010 period and a sequential improvement over both the fiscal 2011 second quarter operating loss of 3.7% and the fiscal 2011 first quarter operating loss of 5.5%. Year to date, the upholstery division operating loss has declined from 10.6% in the fiscal 2010 nine-month period to 4.0% in the fiscal 2011 nine month period.

While we see improvement over the comparable prior year periods and upholstery sales have increased substantially overall, upholstery margins and profits are still disappointing. This reflects several factors, including:

▪	manufacturing inefficiencies related to introducing new products;
▪	inefficiencies related to recent decreased production levels in response to reduced orders; and
▪	slower than expected savings realization from our continuous improvement initiatives.

We have responded by:

▪
pursuing additional distribution channels and offering an array of new products and designs, which are generating additional sales growth. This has included a focus on updating our upholstery lines with more contemporary offerings while retaining our best selling traditionally-styled items. In the fiscal 2011 first quarter, we began shipping the Envision product line to respond to the needs of a younger consumer, a market that we believe will recover more quickly than our traditional customer base;

▪
taking actions to streamline our domestic upholstery operations, by improving efficiency and reducing overhead which has included reducing personnel, consolidating manufacturing facilities and introducing technological changes to reduce labor costs. Additionally, we have realigned upholstery division management to more intensely focus on areas of concern and continue to evaluate division efficiency; and

▪	continuing to evaluate our operating costs to better match costs to current sales volume levels by intensifying our focus on cost reduction and sales growth initiatives for our upholstery operations.

Subsequent to the end of our fiscal 2011 third quarter, we announced that we will consolidate Bradington-Young’s Cherryville, NC domestic upholstery manufacturing facility and offices into its facilities in Hickory, NC,  which we expect to be completed by mid-January 2011. In connection with the consolidation, we expect to record total restructuring and related asset impairment charges of approximately $1.5 million pretax ($1.0 million after-tax, or $0.10 per share) all in the fiscal 2011 fourth quarter as follows:

▪
Non-cash asset impairment charges of approximately $1.1 million pretax ($725,000 after tax, or $0.07 per share) to write down the Cherryville facility’s real and personal property to estimated fair market value;

▪	Severance and benefit costs of approximately $312,000 pretax ($206,000 after tax, or $0.02 per share); and

▪	Disassembly costs and moving costs of approximately $40,000, which will be expensed as incurred during the 2011 fiscal fourth quarter.

We expect to save approximately $1 million in annual operating costs from this consolidation at Bradington-Young.

Financial Condition, Liquidity and Capital Resources

Balance Sheet and Working Capital

As of October 31, 2010, assets totaled $153.8 million, increasing from $149.1 million at January 31, 2010, principally due to increases in inventories, accounts receivable and prepaid expenses and other current assets, partially offset by a decrease in cash and cash equivalents. Shareholders’ equity remained essentially unchanged at $127.7 million at October 31, 2010 compared to $127.6 million at January 31, 2010, with net income for the fiscal 2011 nine-month period being offset by dividends.  We had no long-term debt at either October 31, 2010 or January 31, 2010.

Net working capital (current assets less current liabilities) increased by $2.6 million or 3.0%, to $90.5 million as of October 31, 2010, from $87.9 million at the end of fiscal 2010. This increase reflects increases of $6.4 million in current assets and $3.8 million in current liabilities.  Our working capital ratio (the relationship between our current assets and current liabilities) stood at 5.6:1 at October 31, 2010 compared to 6.6:1 at January 31, 2010.

The increase in current assets was principally due to increases of $19.4 million in inventories, $2.5 million in net accounts receivable and $2.0 million in prepaid expenses and other current assets, partially offset by a $17.5 million decrease in cash and cash equivalents. We increased our inventories in anticipation of increased sales and to improve service levels. Net accounts receivable increased due to higher sales. The increase in prepaid expenses and other current assets was primarily due to an accrued company owned life insurance claim, increases in deferred income taxes due and increases in income taxes recoverable on lower projected taxable income. The decrease in cash reflects cash used to fund increased inventories, increased accounts receivable and higher prepaid expenses and other current assets.

The increase in current liabilities is primarily due to higher accounts payable, which increased primarily due to the inventory purchases discussed below, and, to a lesser extent, increased accrued salaries, wages, and benefits.

Consolidated net inventories increased approximately 54%, to $55.6 million as of October 31, 2010 from $36.2 million at January 31, 2010. This increase primarily reflects increased purchases of imported casegoods inventory in response to anticipated higher incoming order rates.  Upholstery net inventories increased approximately 74%, with imported upholstery inventories more than doubling, since January 31, 2010, in response to higher incoming order rates and in order to improve service levels.

Cash Flows – Operating, Investing and Financing Activities

During the nine months ended October 31, 2010, cash-on-hand, insurance proceeds received on our warehouse casualty loss ($1.7 million), and proceeds received on the surrender of company-owned life insurance policies ($1.1 million) were used to fund $13.4 million in cash for operations (primarily to fund increased inventory purchases in anticipation of  higher sales), cash dividends ($3.2 million), premiums paid on company-owned life insurance policies ($1.3 million), and capital expenditures to maintain and enhance our business operating systems and facilities ($688,000).

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

We used $882,000 of cash for investing activities during the first nine months of fiscal year 2011 compared to $1.6 million during the nine-month period ended November 1, 2009.  During the first nine months of fiscal year 2011, we paid premiums of $1.3 million on company-owned life insurance, used $688,000 to purchase property, plant and equipment and received $1.1 million in proceeds from the cash surrender value of company-owned life insurance policies on former employees. During the fiscal year 2010 nine-month period, we used $1.3 million to purchase property, plant and equipment, paid premiums of $1.4 million on and received proceeds of $986,000 from company-owned life insurance.

We used $3.2 million of cash for financing activities during the first nine months of fiscal year 2011 compared to $8.3 million in the nine-month period ended November 1, 2009.  During the first nine months of fiscal year 2011, we paid cash dividends of $3.2 million. During the first nine months of fiscal year 2010, we received $4.5 million from short-term borrowing against our factored accounts receivable, made payments of $5.2 million on our term loans, repaid $4.4 million of the loan against our factored receivables as the receivables were collected by our agent and paid cash dividends of $3.2 million.

Debt Covenant Compliance

The credit agreement for our revolving credit facility includes, among other requirements, financial covenants as to minimum tangible net worth, the ratio of funded debt to earnings before interest, taxes, depreciation and amortization, and maximum capital expenditures.  We were in compliance with these covenants as of October 31, 2010.

Liquidity, Financial Resources and Capital Expenditures

As of October 31, 2010, we had $20.5 million of cash and cash equivalents, $13.1 million available under our $15.0 million revolving credit facility to fund working capital needs.  Standby letters of credit in the aggregate amount of $1.9 million, used to collateralize certain insurance arrangements and for imported product purchases, were outstanding under our revolving credit facility as of October 31, 2010.  There were no additional borrowings outstanding under the revolving credit line on October 31, 2010.  Any principal outstanding under the credit line is due March 1, 2011.

We believe that we have the financial resources needed to meet business requirements for the foreseeable future, including capital expenditures and working capital. Our primary sources of liquidity include available cash and cash equivalents, expected cash flow from operations, our $15 million revolving line of credit, the factoring arrangement for our upholstery division accounts receivable and the cash surrender value of company-owned life insurance. Cash flow from operations is highly dependent on incoming order rates and our operating performance.  We expect to spend $600,000 to $1.1 million in capital expenditures during the remainder of fiscal year 2011 to maintain and enhance our operating systems and facilities.

Critical Accounting Policies

There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, included in our fiscal 2010 annual report on Form 10-K.

Forward-Looking Statements

Certain statements made in this report, including under “Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the notes to the condensed consolidated financial statements included in this report, are not based on historical facts, but are forward-looking statements.  These statements reflect our reasonable judgment with respect to future events and typically can be identified by the use of forward-looking terminology such as “believes,” “expects,” “projects,” “intends,” “plans,” “may,” “will,” “should,” “would,” “could”  or “anticipates,” or the negative thereof, or other variations thereon, or comparable terminology, or by discussions of strategy.  Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements.  Those risks and uncertainties include but are not limited to:

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

In addition, risks and uncertainties that may affect forward-looking statements regarding our announced plans to transfer and consolidate Bradington-Young’s Cherryville, NC operations and corporate offices to Hickory, NC, include but are not limited to:

▪	when or whether we are able to implement and complete the Cherryville relocation and consolidation as expected;

▪	whether we incur higher than expected charges or cash expenditures related to the Cherryville relocation and consolidation;

▪	whether we will achieve anticipated operating cost savings and efficiencies when and if the Cherryville relocation and consolidation is completed;

▪	whether we experience disruptions to our domestic manufacturing operations resulting from the planned Cherryville relocation and consolidation;

▪	when and whether we will be able to dispose of the Cherryville plant and surplus or obsolete machinery and equipment at anticipated values.

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

Amounts outstanding under our revolving line of credit bear interest at variable rates.  There was no outstanding balance under our revolver, other than standby letters of credit in the amount of $1.9 million, as of October 31, 2010.  A fluctuation in market interest rates of one percentage point (or 100 basis points) would not have a material impact on our results of operations or financial condition. See note 9 to the condensed consolidated financial statements included in this report for more information about our former interest rate swap agreements.

For imported products, we generally negotiate firm pricing denominated in U.S. Dollars with our foreign suppliers, typically for periods of at least one year.  We accept the exposure to exchange rate movements beyond these negotiated periods. We do not use derivative financial instruments to manage this risk.  Most of our imports are purchased from suppliers located in China.  The Chinese currency now floats within a limited range in relation to the U.S. Dollar, resulting in additional exposure to foreign currency exchange rate fluctuations.

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

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended October 31, 2010.  Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure and are effective to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

Changes in Internal Controls

There have been no changes in our internal control over financial reporting during the fiscal quarter ended October 31, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 6.    Exhibits

3.1
Amended and Restated Articles of Incorporation of the Company, as amended March 28, 2003 (incorporated by reference to Exhibit 3.1 of the Company’s Form 10-Q (SEC File No. 000-25349) for the quarter ended February 28, 2003)

3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Form 10-Q (SEC File No. 000-25349) for the quarter ended August 31, 2006)

4.1	Amended and Restated Articles of Incorporation of the Company (See Exhibit 3.1)

4.2	Amended and Restated Bylaws of the Company (See Exhibit 3.2)

10.1*	2010 Amended and Restated Hooker Furniture Corporation Supplemental Retirement Income Plan, dated as of June 8, 2010.

31.1*	Rule 13a-14(a) Certification of the Company’s principal executive officer

31.2*	Rule 13a-14(a) Certification of the Company’s principal financial officer

32.1*
Rule 13a-14(b) Certification of the Company’s principal executive officer and principal financial officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101(*)#
The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended October 31, 2010, formatted in Extensible Business Reporting Language (“XBRL”): (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of operations, (iii) condensed consolidated statements of cash flows, and (iv) the notes to the condensed consolidated financial statements, tagged as blocks of text.

____________
*Filed herewith

#
Under Rule 406T of Regulation S-T, this exhibit is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise is not subject to liability under those sections.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOOKER FURNITURE CORPORATION

Date: December 8, 2010	By:	/s/ E. Larry Ryder
E. Larry Ryder
Executive Vice President – Finance and Administration and Chief Financial Officer