Form 10-K
period 2011-01-30
HOOKER FURNITURE CORP
filed 2011-04-13
CIK 1077688

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

Form 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended January 30, 2011

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $124.3 million.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of April 8, 2011:

Common stock, no par value	10,782,068
(Class of common stock)	(Number of shares)

Documents incorporated by reference:  Portions of the registrant’s definitive Proxy Statement for its Annual Meeting of Shareholders scheduled to be held June 7, 2011 are incorporated by reference into Part III.

Hooker Furniture Corporation

Hooker Furniture Corporation
Part I

ITEM 1. BUSINESS

General

Hooker Furniture Corporation (the “Company”, “we,” “us” and “our”) is a home furnishings marketing and logistics company offering worldwide sourcing of residential casegoods and upholstery, as well as domestically-produced custom leather and fabric upholstery. We were incorporated in Virginia in 1924 and are ranked among the nation’s top 15 largest publicly traded furniture sources, based on 2009 shipments to U.S. retailers, according to Furniture/Today, a leading trade publication.  We are a key resource for residential wood and metal furniture (commonly referred to as “casegoods”) and upholstered furniture.  Our major casegoods product categories include home entertainment, home office, accent, dining and bedroom furniture under the Hooker Furniture brand, and youth furniture sold under the Opus Designs by Hooker brand.  Our residential upholstered seating companies include Hickory, N.C.-based Bradington-Young LLC, a specialist in upscale motion and stationary leather furniture, and Bedford, Va.-based Sam Moore Furniture LLC, a specialist in upscale occasional chairs with an emphasis on cover-to-frame customization.  An extensive selection of designs and formats along with finish and cover options in each of these product categories makes us a comprehensive resource for retailers primarily targeting the upper-medium price range.  Our principal customers are retailers of residential home furnishings who are broadly dispersed throughout the United States and Canada, as well as a growing and important international customer base.  Customers include independent furniture stores, specialty retailers, department stores, catalog and internet merchants, interior designers and national and regional chains.

Hooker is a full-line resource for retailers, offering furniture collections and products for virtually every room of the home. We market our casegoods under the Hooker Furniture, Envision and Opus Designs by Hooker brand names and upholstered furniture under the Bradington-Young, Seven Seas, Sam Moore and Envision brand names.  In addition, some of our furniture is sold “private label” under a retailer’s brand name.  Our furniture is designed and marketed as a stand-alone product or as one of a group of products within multi-piece groups or broader collections offering a unifying style, design theme and finish. Hooker Furniture collections include offerings such as “Abbott Place,” “North Hampton” and “Sanctuary” collections.  Products are also marketed by product category, such as “The Great Entertainers” home entertainment furniture, “SmartWorks” Home Office and “Opus Designs” Youth Furniture by Hooker.  Our casegoods are typically designed for and marketed in the medium to upper-medium price range.  Under the Bradington-Young and Seven Seas upholstery brands, we offer a broad variety of residential leather and fabric upholstered furniture and specialize in leather reclining and motion chairs, sofas, club chairs and executive desk chairs.  Under the Sam Moore upholstery brand, we offer upscale occasional chairs and other seating with an emphasis on fabric-to-frame customization in the upper-medium to high-end price niches.  Domestically produced upholstered furniture is targeted at the upper-medium and upper price ranges, while imported upholstered furniture is targeted at the medium and upper-medium price ranges.

Our goal to expand our offerings to furniture retailers led to the acquisitions of Bradington-Young (2003), Sam Moore Furniture (2007) and Opus Designs Furniture (2007). These acquisitions provide our customers with a broad array of upholstered seating options and moderately-priced youth furniture to complement our existing casegoods offerings. In order to meet the needs of a younger and less affluent consumer, we introduced our Envision product line in April 2009. The Envision lifestyle collections by Hooker Furniture anchors our “good-better-best” approach, targeting younger consumers at more affordable price points with more moderately-scaled and more casual designs compatible with smaller living spaces and a wider variety of households. Our “better” and “best” product lines feature successful new whole-home collections such as “Abbott Place” and “Sanctuary”, which include more upscale styling and value-added features and benefits.

Prior to 2003, nearly seventy percent of our net sales was derived from the sale of domestically produced casegoods.  As sales of our better valued imported casegoods rapidly overtook sales of our domestic line, we systematically closed our domestic plants as our product mix increasingly shifted toward imports. In March of 2007, we closed our last casegoods manufacturing plant, marking our transformation from a domestic casegoods manufacturer to a product design, global sourcing, logistics and marketing company for residential casegoods and upholstered furniture.

Strategy and Mission

Our mission is to “enrich the lives of the people we touch,” using the following strategy:

▪
To offer world-class style, quality and product value as a complete residential wood, metal and upholstered furniture resource through excellence in product design, manufacturing, global sourcing, marketing, logistics, sales and customer service.

▪
To be an industry leader in sales growth and profitability performance, providing an outstanding investment for our shareholders and contributing to the well-being of our employees, customers, suppliers and community.

▪	To nurture the relationship-focused, team-oriented and honor-driven corporate culture that has distinguished our company for over 85 years.

Home furnishings account for all of Hooker’s net sales.  The percentages of net sales provided by each of our major product sub-categories for the fifty-two week fiscal years that ended January 30, 2011, January 31, 2010 and February 1, 2009 were as follows:

	2011	2010	2009
Wood and metal furniture products	66%	69%	72%
Upholstered furniture products	34%	31%	28%
Total	100%	100%	100%

Product Design, Product Collections and Styles

The product life cycle for furniture continues to shorten as consumers demand innovative new features, functionality, style, finishes, and fabrics that will enhance their lifestyle while providing value and durability.  We believe our distinctive product development and market-launch process provides us with a competitive advantage and allows us to bring about 1,000 new products to market annually.  New styles in each of our product categories are designed and developed semi-annually to replace discontinued products and collections, and in some cases, to enter new product or style categories.  Our collaborative product design process begins with the marketing team identifying customer needs and trends and then conceptualizing product ideas and features.  A variety of sketches are produced, usually by independent designers, from which prototype furniture pieces are built.  We invite some of our independent sales representatives and a representative group of retailers to view and critique these prototypes.  Based on this input, we may modify the designs and then prepare samples for full-scale production.  We generally introduce new product styles at the International Home Furnishings Market held each Fall and Spring in High Point, North Carolina, and support new product launches with promotions, public relations, product brochures, point-of-purchase consumer catalogs and materials and online marketing through our websites, as well as through social marketing on websites such as Facebook®, Twitter® and YouTube®. The flexibility of our global sourcing business model gives us the ability to offer a wide range of styles, items and price points to a variety of retailers serving a range of consumer markets.  Based on sales and market acceptance, we believe our products represent good value, and that the style and quality of our furniture compares favorably with more premium-priced products.

Our product lines cover most major style categories, including European and American traditional, contemporary, transitional, urban, country, casual and cottage designs.  We offer furniture in a variety of materials, such as various types of wood, metal, leather and fabric, as well as veneer and rattan, often accented with marble, stone, slate, ceramic, glass, brass and/or hand-painted finishes.  Products are designed to be attractive to consumers both as individual furniture pieces and as pieces within whole-home collections.  We believe market research and a collaborative product development process enables us to anticipate and respond quickly to changing consumer preferences.

We offer retailers a comprehensive furniture resource, particularly in the upper-medium price points, which has been our historical price niche. In an effort to broaden the appeal of our line to both consumers and retailers, over the past two years we have offered a “good-better-best” merchandising assortment. Broadening our merchandising price range makes us a more complete resource for our established dealers and provides new opportunities with retailers who are positioned above or below our historical price niche. We have addressed the medium price points through our new Envision line, products of more casual styles in moderate scaling and more affordable price points to appeal to younger, less affluent consumers. We have addressed the upper-medium price points and styling through premium, high-styled collections such as Beladora, Sanctuary, Trilogy and Villagio.

We continue to strive for innovation in the home entertainment and home office furniture categories, where we believe we are perceived as an industry leader.

Home Entertainment

Our approach to the home entertainment category is to offer multiple  formats for TV sizes from 32” up to 73” in a variety of sizes and styles, including:

▪
A stacking console program offering three sizes of consoles that may be displayed on retail floors in a pyramid formation to help the retailer maximize sales per square foot, while helping the consumer to easily evaluate size options.

▪	Entertainment consoles with hutches including larger units that have back panels for mounting televisions and smaller units that include stands for smaller televisions.

▪
Gaming consoles designed to accommodate gaming stations like the Sony PlayStation®, Microsoft X-Box®, and the Nintendo Wii®. These units are more casual in design to fit in family rooms, take up to 65” monitors and feature media storage drawers and in some cases a speaker compartment.

▪	Home theater and wall unit products that can accommodate up to 73” televisions, with several styles that fit into large atrium family rooms in suburban homes.

▪	Smaller scaled transitional designs, through our Envision product line, to appeal to more urban, younger consumers.

Home Office

▪	Hooker continues to be a market leader in full-sized executive office solutions, encompassing 72” to 76” desks and credenza/hutches with bookcases.

▪	Modular home office is a growing category that fits smaller spaces and offers room placement flexibility.

▪
The new Cherry Creek Collection (introduced in fiscal 2011) features bookcases, modular and 66” executive desk/credenza/hutch office, and an entertainment console/hutch which all work together to wrap walls and give the appearance of a built in look at a considerable savings  to  custom built cabinets.

Bradington-Young Leather Upholstery

Bradington -Young continues to focus on strengthening the value proposition of its domestic and import leather upholstery product lines through the introduction of innovative products and programs. On the domestic side of the business, in January 2011 Bradington-Young’s  Cherryville, NC manufacturing facility was consolidated into the Hickory, NC manufacturing facility to better match capacity with demand and control overhead costs.  In addition, the Bradington-Young corporate offices will be relocated to Hickory in mid-2011 in order to further centralize and streamline the majority of Bradington-Young’s operations and support functions into the Hickory area. The leather/fabric cutting and sewing operations are still located in a modern facility in Cherryville, NC.  At the October High Point Furniture Market, Bradington-Young introduced a number of new imported fabric upholstery groups to correlate with Hooker wood collections.  These groups were designed with specific elements to complement the Hooker wood accent and occasional pieces and for the first time were marketed as Hooker whole home collections that included upholstery.  Due to the success of these Hooker collections, we  introduced additional designs at the April 2011 International Home Furnishings market to capitalize on this growing category.

Sam Moore Fabric Upholstery

It is Sam Moore’s goal to be “America’s Premier Upholstered Seating Specialist” for all rooms of the home by offering a quality product from a complete selection of styles in fresh leathers and fabrics with exceptional wood finishes.  Sam Moore’s product offerings fill several niches in the occasional chair category, offering exposed wood as well as fully upholstered seating.  Sam Moore’s occasional seating covers multiple styles that include upholstered swivel rockers, club chairs, wings, chaises, benches, ottomans, office chairs, settees, dining chairs and barstools in 18th Century, French, traditional, transitional, and contemporary styles.  Most styles are available in a choice of either fabric or leather.  During fiscal 2011, Sam Moore successfully pursued incremental and complementary business by introducing the “Accommodations” sectional seating program. Sam Moore now offers a full assortment of multiple seat modular pieces including armless chairs, loveseats and chaises that can be arranged in a variety of configurations such as U and L-shapes. The sectional program leverages Sam Moore’s strength in producing single seats and capitalizes on the rising popularity of sectional and modular seating, seen as a comfortable, casual and ideal companion to big screen TVs.

Sam Moore has a modern finishing facility that offers a choice of 70 different finishes for any exposed wood chair selection.  Over half of the styles shipped are custom ordered with the customer’s choice of leather or fabric and finish.  In addition, Sam Moore customers may provide their own fabric (referred to as customer’s own material or “COM”) to be applied to a chair.  In fact, COM is the most popular fabric application choice of Sam Moore’s customers.

Opus Designs by Hooker Furniture

During fiscal year 2011, we focused on updating and repositioning product offerings for Opus Designs by Hooker Furniture, a specialist in moderately priced youth furniture, which we acquired in December 2007.  Since that time, the sales, marketing, merchandising and operations of Opus Designs have been successfully integrated into our company, but sales have underperformed  the potential of this stylish, quality line of moderately-priced youth furniture. At the April 2010 High Point Market, Opus Designs enjoyed its most well-received product launch since Hooker Furniture acquired the line with the introduction of the Lily Collection, which features changeable custom color accent panels and an overall white finish and transitional design. At the October 2010 High Point Market, another collection called Ava in updated European traditional styling was also very well received.  These two back-to-back successful introductions improve the prospects for increased sales and retail placements of Opus Designs by Hooker Furniture.  Focusing on upscale finishes, cleaner lines, superior quality and more transitional styling, these groups reflect the changing tastes of the youth furniture consumer.

Sourcing

Hooker Furniture has the capability, resources, longstanding business relationships and experience to efficiently and cost effectively source our wood, metal and upholstered furniture.

Imported Products

We have sourced products from foreign manufacturers since 1988.  We have imported finished furniture in a variety of styles, materials and product lines.  We believe the best way to leverage our financial strength and differentiate our import business from the industry is through innovative and collaborative design, outstanding products, great value, consistent quality, easy ordering and quick delivery through world-class global logistics and distribution systems.  Imported wood, metal and upholstered furniture accounted for approximately 75% of net sales in fiscal 2011, 76% of net sales in fiscal 2010, and 77% of net sales in fiscal 2009.

Hooker imports products primarily from China, the Philippines, Vietnam, Mexico and India, both through direct relationships with factories and through agents representing other factories.  Because of the large number and diverse nature of the foreign factories from which we source our imported products, we have significant flexibility in the placement of products in any particular factory or country.  Factories located in China are our primary resource for imported furniture.  In fiscal 2011, imported products sourced from China accounted for approximately 98% of import purchases; and the factory in China from which we directly source the most product accounted for approximately 47% of our worldwide purchases of imported product.  A sudden disruption in our supply chain from this factory, or from China in general, could significantly compromise our ability to fill customer orders for products manufactured at that factory or in that country.  If such a disruption were to occur, we believe that we would have sufficient inventory to adequately meet demand for approximately four months.  Also, with the broad spectrum of product we offer, we believe that, in some cases, buyers could be offered similar product available from alternative sources.  We believe that we could, most likely at higher cost, source most of the products currently sourced in China from factories in other countries and could produce certain upholstered products domestically at our own factories.  However, supply disruptions and delays on selected items could occur for up to six months.  If we were to be unsuccessful in obtaining those products from other sources or at a comparable cost, then a sudden disruption in our supply chain from our largest import furniture supplier, or from China in general, could have a short-term material adverse effect on our results of operations.  Given the capacity available in China and other low-cost producing countries, we believe the risks from these potential supply disruptions are manageable.

Our imported furniture business is subject to the usual risks inherent in importing products manufactured abroad, including, but not limited to, supply disruptions and delays, currency exchange rate fluctuations, economic and political developments and instability, as well as the laws, policies and actions of foreign governments and the United States affecting trade, including tariffs.

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

Manufacturing and Raw Materials

At January 30, 2011, Hooker Furniture operated approximately 542,400 square feet of manufacturing and supply plant capacity in North Carolina and Virginia for its domestic upholstered furniture production.  We consider the machinery and equipment at these locations generally to be modern and well-maintained.

We believe that there is a viable future for domestically produced upholstery, which, as an industry, has been less affected by import competition than wood furniture production.  Domestic seating companies with strong positions in the upper-medium to high-end price points have been the domestic furniture manufacturers least impacted by lower cost imports.  In addition, domestic upholstery manufacturers have two key competitive advantages compared to imported upholstery manufacturers:

▪	offering customized cover-to-frame and fabric-to-frame combinations to the upscale consumer and interior design trade; and,
▪	offering quick four to six-week product delivery of custom products.

Due to these and other competitive advantages, we remain committed to maintaining domestic production of upholstered furniture.

Bradington-Young’s strategy for its upholstered furniture production operation is to be a comprehensive leather resource for retailers positioned in the upper and upper-medium price ranges.  Bradington-Young offers a broad selection of approximately 270 leather covers for domestically produced upholstered furniture.  The motion category comprises approximately 52% of Bradington-Young’s domestic production.  The upholstery manufacturing process begins with the cutting of leather or fabric and the cutting and precision machining of frames.  Precision frames are important for motion furniture to operate properly and to provide durable service over the life of the products.  Finally, the cut leather or fabric upholstery, frames, foam and other materials are assembled to build reclining chairs, executive seating, stationary seating and multiple-seat reclining furniture.

Sam Moore’s strategy for its upholstery production operation is to be a complete source of fashionable upholstered seating for all rooms of the home.  Sam Moore offers a diverse range of approximately 320 different styles of upholstered products in over 550 fabric choices and over 800 leather choices.  Sam Moore produces 96% of its products domestically at its single, 327,000 square foot manufacturing facility in Bedford, Va.

Significant materials used in manufacturing upholstered furniture products include leather or fabric, foam, wooden frames and metal mechanisms.  Most of the leather is imported from Italy, South America and China.  Leather is purchased as full hides, which Bradington-Young and Sam Moore then cut and sew, and as pre-cut and sewn hides processed by the vendor to pattern specifications.

Costs for leather and leather products are increasing due to supply constraints and global economic recovery in other industries.  Significant fabric price inflation is occurring due to increasing global demand and certain fiber supply shortages, particularly cotton.  This trend is expected to continue, and may require further price increases for our upholstered products beyond those implemented in fiscal years 2010 and 2011.

We believe that our sources for raw materials are adequate and that we are not dependent on any one supplier.  Hooker’s five largest suppliers accounted for approximately 52% of our raw materials supply purchases for domestic upholstered furniture manufacturing operations in fiscal 2011. One supplier accounted for 29% of our raw material purchases. Should disruptions with this supplier occur, we believe that we could successfully source these products from other suppliers without significant disruptions to our operations.

Distribution

Hooker companies utilize 95,000 square feet of showroom space in High Point, N.C. to introduce new products and collections and increase sales of existing products during the furniture industry’s Spring and Fall International Furniture Pre-Markets and Markets.  We also work directly with several large customers to develop private label  products exclusively for those customers.

We sell our furniture through over 70 independent sales representatives, primarily to retailers of residential home furnishings, who are broadly dispersed throughout North America, including:

▪
independent furniture retailers such as Furnitureland South of Jamestown/High Point, North Carolina, Mathis Brothers of Oklahoma and California, Baer’s Furniture of South Florida, and Berkshire Hathaway-owned companies Star Furniture, Jordan’s Furniture, Nebraska Furniture Mart and R.C. Willey;

▪	department stores such as Macy’s and Dillard’s;

▪	national membership clubs such as Direct Buy;

▪	regional chain stores such as Raymour & Flanigan (Northeast) and Grand Piano (mid-Atlantic);

▪	national chain stores such as Z Gallerie and Crate & Barrel; and

▪	catalog merchandisers such as the Horchow Collection, a unit of Neiman Marcus.

In addition to our North American presence, we have expanded our international presence over the last two years by hiring a seasoned international furniture sales specialist as our Vice President of International Sales and by adding independent international sales representatives. We believe that our broad array of wood and upholstered furniture across various price points, makes us an attractive supplier to the international marketplace.  Additionally, our in-house design expertise and the manufacturing abilities of our suppliers allow us to cater to the needs of diverse geographic regions. We believe that, over the next few years, we can grow our international sales to a much more meaningful part of our business.

In addition to an increased international presence, during fiscal 2011 we hired a Director of National Accounts in order to continue our focus on growing our business at key targeted national and regional accounts. This executive had previously served as a third- generation independent sales representative for Hooker. We believe we can significantly grow our business with this important group of dealers through this focused attention.

Hooker sold to approximately 3,900 customers during fiscal 2011.  No single customer accounted for more than 4% of our sales in 2011.  No significant part of our business is dependent upon a single customer, the loss of which would have a material effect on our business. However, the loss of several of our major customers could have a material impact on our business.  In addition to our broad domestic customer base, approximately 5% of our sales in 2011 were to international customers. We believe our broad network of retailers and independent sales representatives reduces our exposure to regional recessions and allows us to capitalize on emerging trends in channels of distribution.

Hooker offers tailored merchandising programs, such as our SmartLiving ShowPlace in-store galleries, Seven Seas Treasures Boutiques and Home Entertainment and SmartWorks Home Office galleries, to address each channel of distribution.  These galleries are currently dedicated principally to furniture groups and whole-home collections under the Hooker, Bradington-Young, Sam Moore, and Opus Designs by Hooker Furniture brands.  The SmartLiving Showplace galleries typically comprise 3,500 to 8,000 square feet of retail space.  The mission of the SmartLiving program is to develop progressive partnerships with retailers by providing a merchandising and marketing plan to drive increased sales and profitability and positively influence consumers’ purchase decisions, satisfaction and loyalty through an enhanced shopping experience.  Currently, we have 60 SmartLiving Showplace Galleries established throughout the country.

There are approximately 340 dealers who dedicate space in their stores to support our Seven Seas Treasures Boutique program.  These boutiques display our line of imported upscale and casual dining room furniture, metal beds, occasional tables and functional accents, including hand-painted furniture, carved writing desks, tables and chests.  In the home entertainment and home office categories, in which we are recognized as an industry leader, we have well-developed specialty product gallery programs supported by semi-annual national sales promotions, a special website dealer locator and point-of-purchase collateral materials.  264 dealers have Home Entertainment by Hooker galleries and 190 dealers have SmartWorks Home Office galleries in their retail stores.  There are more than 130 Opus Designs by Hooker Furniture youth furniture galleries around the country.  In addition, over 1,300 retailers offer Bradington-Young leather upholstery products and over 1,400 retailers offer Sam Moore Furniture occasional seating products.

Warehousing, Inventory and Supply Chain Management

During fiscal year 2011, we continued to refine our supply chain and sourcing operations via systems enhancements and personnel additions in both the U.S. and China.  Upgrades to current demand and inventory planning platforms have helped to improve order fulfillment rates.  Enhancements to our current warehousing, purchasing and logistics systems/processes have been instrumental in improving product flow and order fulfillment.

We distribute furniture to retailers from our distribution centers and warehouses in Virginia and North Carolina, as well as directly from Asia via our Container Direct (from factory) and Cross Dock (consolidation center) programs.  We have warehousing and distribution arrangements in China with five of our largest suppliers of imported products, as well as a cross dock/consolidation center in southeast China.  The five factory warehouse and distribution facilities in China are owned by the suppliers and operated by those suppliers and a third party utilizing a global warehouse management system that updates daily our central inventory management and order processing systems.  The consolidation center is owned and operated by a third party. Under the Container Direct and Cross Dock programs, we offer directly to retailers in the U.S. a focused mix of over 500 of our best selling items sourced from these five suppliers.  The program features an internet-based product ordering system and a delivery notification system that is easy to use and available to our pre-registered dealers.  In addition, we also ship containers directly from a variety of other suppliers in Asia.  We are committed to exploring ways to continually improve our distinctive, value-added Container Direct Program through additional warehouses at key vendors, product consolidation and routing strategies aimed at shortening delivery times and providing significant cost savings for retailers.

We schedule purchases of imported furniture and production of domestically manufactured upholstered furniture based upon actual and anticipated orders and product acceptance at the Spring and Fall International Home Furnishings Markets.  We strive to provide imported and domestically produced furniture on-demand for our dealers.  During fiscal year 2011, we shipped 87% of all casegoods orders and 67% of all upholstery orders within 30 days of order receipt.  It is our policy and industry practice to allow order cancellation for wood and metal furniture up to the time of shipment; therefore, customer orders for wood and metal furniture are not firm.  However, domestically produced upholstered product orders are predominantly custom-built and shipped within six weeks after the order is received and consequently, cannot be cancelled once the leather or fabric is cut.

Our backlog of unshipped orders for all of our products amounted to $24.4 million or approximately 6 weeks of sales as of January 30, 2011, as compared to $29.2 million or 7 weeks of sales at January 31, 2010.  For the last three years, over 95% of all orders booked were ultimately shipped.  Management considers orders and backlogs to be one helpful indicator of sales for the upcoming 30-day period, but because of our quick delivery and our cancellation policy, management does not consider order backlogs to be a reliable indicator of expected long-term business.

Competition

The furniture industry is highly competitive and includes a large number of foreign and domestic manufacturers and importers, none of which dominates the market.  While the markets in which Hooker compete include a large number of relatively small and medium-sized manufacturers, certain competitors have substantially greater sales volumes and financial resources than we do.  U.S. imports of furniture produced overseas, such as from China, have stabilized in recent years; however, some overseas companies have increased both their presence in the U.S., both through wholesale distributors based in the U.S. and their shipments directly to U.S. retailers during that period.

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

In November 2004 and January 2005, the U.S. Department of Commerce found that certain Chinese furniture manufacturers were exporting bedroom products into the U.S. market at below market prices (“dumping”) and imposed tariffs on Chinese companies for wood bedroom products exported to the U.S.  The tariff rates were approved in a subsequent action by the International Trade Commission, based on measured damage to the U.S. furniture manufacturing industry caused by the illegal dumping.  Tariffs on imported bedroom furniture have not had, and are not expected to have, a material adverse effect on our results of operations.

Employees

As of January 30, 2011, we had approximately 688 full-time employees.  None of our employees are represented by a labor union.  We consider our relations with our employees to be good.

Patents and Trademarks

The Hooker Furniture, Bradington-Young, Sam Moore and Opus Designs by Hooker Furniture trade names represent many years of continued business.  We believe these trade names are well-recognized and associated with quality and service in the furniture industry.  We also own a number of patents and trademarks, both domestically and internationally, none of which are considered to be material.

Hooker, the “H” logo, Bradington-Young, the “B-Y” logo, Sam Moore, Sam Moore Furniture Industries, Sam Moore Furniture, LLC, America’s Premier Chair Specialist, Opus Designs by Hooker Furniture, Forever Young, Envision Lifestyle Collections by Hooker Furniture, Envision Lifestyle Collections by Bradington-Young,  Abbott Place, Beladora, Belle Vista,  Mélange, Sanctuary, North Hampton,  Kemperton, Kendra, Legends, Summerglen, Trilogy, Vineyard, Villagio, Chatham, Brookhaven, Belle Grove, Villa Grande, Villa Florence, Fairview, Mirabel,  Danforth, Small Office Solutions, Preston Ridge, Moccato, Sienna Canyon, Ava, Wexford Square, Waverly Place, Sectional Sofas by Design, Accommodations, Seven Seas, Seven Seas Seating, SmartLiving ShowPlace, SmartWorks Home Office, SmartWorks Home Center and The Great Entertainers  are registered  trademarks of Hooker Furniture Corporation.

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

Additional Information

You may visit us online at www.hookerfurniture.com, www.bradington-young.com, www.opusdesigns.com, www.sammoore.com, and www.envisionfurniture.com.  Hooker makes available, free of charge through our website, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, amendments to those reports, and other documents as soon as practical after they are filed with or furnished to the Securities and Exchange Commission.  A free copy of our annual report on Form 10-K may also be obtained by contacting Robert W. Sherwood, Vice President - Credit, Secretary and Treasurer at our corporate offices by calling 276-632-2133.

Forward-Looking Statements

Certain statements made in this report, including under “Item 1 - Business” and “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in the notes to the consolidated financial statements included in this report are not based on historical facts, but are forward-looking statements.  These statements reflect our reasonable judgment with respect to future events and typically can be identified by the use of forward-looking terminology such as “believes,” “expects,” “projects,” “intends,” “plans,” “may,” “will,” “should,” “would,” “could”  or “anticipates,” or the negative thereof, or other variations thereon, or comparable terminology, or by discussions of strategy.  Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements.  Those risks and uncertainties include but are not limited to:

▪
general economic or business conditions, both domestically and internationally, and instability in the financial and credit markets, including their potential impact on our (i) sales and operating costs and access to financing, (ii) customers and suppliers and their ability to obtain financing or generate the cash necessary to conduct their respective businesses;

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

▪	risks associated with the cost of imported goods, including fluctuation in the prices of purchased finished goods and transportation and warehousing costs;

▪	supply, transportation and distribution disruptions, particularly those affecting imported products, including the availability of shipping containers and cargo ships;

▪	adverse political acts or developments in, or affecting, the international markets from which we import products, including duties or tariffs imposed on those products;

▪
risks associated with domestic manufacturing operations, including fluctuations in capacity utilization and the prices and availability of key raw materials as well as transportation, warehousing and domestic labor costs and environmental compliance and remediation costs; our ability to successfully implement our business plan to increase sales and improve financial performance;

▪	risks associated with distribution through retailers, such as non-binding dealership arrangements;

▪	capital requirements and costs;

▪	competition from non-traditional outlets, such as catalogs and internet retailers and home improvement centers;

▪
changes in consumer preferences, including increased demand for lower-quality, lower-priced furniture due to declines in consumer confidence and/or discretionary income available for furniture purchases and the availability of consumer credit;

▪	higher than expected costs associated with product quality and safety, including regulatory compliance costs related to the sale of consumer products and costs related to defective products;

▪	the direct and indirect costs associated with the implementation of our Enterprise Resource Planning system, including costs resulting from unanticipated disruptions to our business; and

▪	achieving and managing growth and change, and the risks associated with acquisitions, restructurings, strategic alliances and international operations.

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

Economic downturns could result in a decrease in sales and earnings.

The furniture industry is subject to cyclical variations in the general economy and to uncertainty regarding future economic prospects.  Home furnishings are generally considered a postponeable purchase by most consumers.  Economic downturns could affect consumer spending habits by decreasing the overall demand for home furnishings.  These events could also impact retailers, Hooker’s primary customers, possibly resulting in a decrease in our sales or earnings.  Changes in interest rates, consumer confidence, new housing starts, existing home sales, the availability of consumer credit and geopolitical factors have particularly significant effects on our Company. A recovery in the Company’s sales could lag significantly behind a general recovery in the economy after an economic downturn due to the postponeable nature and relatively significant cost of home furnishings purchases.

We depend on suppliers in China for almost all of our imported furniture products, and a disruption in supply from China or from our most significant Chinese supplier could undermine our ability to timely fill customer orders for these products and adversely affect our sourcing costs.

In fiscal 2011, imported products sourced from China accounted for approximately 98% of our import purchases and the factory in China from which we directly source the largest portion of our import products accounted for approximately 47% of our worldwide purchases of imported products. A sudden disruption in our supply chain from this factory, or from China in general, could significantly impact our ability to fill customer orders for products manufactured at that factory or in that country.  If such a disruption were to occur, we believe that we would have sufficient inventory to adequately meet demand for approximately four months.  We believe that we could, most likely at higher cost, source most of the products currently sourced in China from factories in other countries and could produce certain upholstered products domestically at our own factories.  However, supply disruptions and delays on selected items could occur for up to six months before remedial measures could be implemented.  If we were to be unsuccessful in obtaining those products from other sources or at comparable cost, then a sudden disruption in our supply chain from our largest import furniture supplier, or from China in general, could have a short-term material adverse effect on our results of operations.

We may lose market share due to competition, which would decrease sales and earnings.

The furniture industry is very competitive and fragmented.  Hooker competes with many domestic and foreign residential furniture sources.  Some competitors have greater financial resources than we have and often offer extensively advertised, well-recognized, branded products.  Competition from foreign sources has increased dramatically over the past decade.  We may not be able to meet price competition or otherwise respond to competitive pressures, including increases in supplier and production costs.  Also, due to the large number of competitors and their wide range of product offerings, we may not be able to continue to differentiate our products (through value and styling, finish and other construction techniques) from those of our competitors.  In addition, some large furniture retailers   are sourcing directly from Asian furniture factories. Over time, this practice may expand to smaller retailers.  As a result, we are continually subject to the risk of losing market share, which may lower sales and earnings.

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

Our dependence on offshore suppliers could, over time, adversely affect our ability to service customers, which could lower sales and earnings.

We rely exclusively on offshore suppliers for our wood and metal furniture products and for a significant portion of our upholstered products.  Our offshore suppliers may not provide goods that meet our quality, design or other specifications in a timely manner and at a competitive price.  If our suppliers do not meet our specifications, we may need to find alternative vendors, potentially at a higher cost, or may be forced to discontinue products.  Also, delivery of goods from offshore vendors may be delayed for reasons not typically encountered for domestically manufactured furniture, such as shipment delays caused by customs issues, labor issues, decreased availability of shipping containers and/or the inability to secure space aboard shipping vessels to transport our products.  Our failure to timely fill customer orders during an extended business interruption for a major offshore supplier, or due to transportation issues, could negatively impact existing customer relationships resulting in decreased sales and earnings.

We rely on offshore sourcing for all of our wood and metal products, and for a significant portion of our upholstered products. As a result, we are subject to changes in local government regulations, which could result in a decrease in sales and earnings.

Changes in political, economic, and social conditions, as well as in laws and regulations in the foreign countries where we source our products could have an adverse impact on our performance.  These changes could make it more difficult to provide products and service to customers.  International trade policies of the United States and the countries from which we source finished products could adversely affect us.  Imposition of trade sanctions relating to imports, taxes, import duties and other charges on imports could increase our costs and decrease our earnings.  For example beginning in 2004, the U.S. Department of Commerce has imposed tariffs on wooden bedroom furniture coming into the United States from China.  In this case, none of the rates imposed were of sufficient magnitude to alter our import strategy in any meaningful way; however, these and other tariffs are subject to review and could be increased in the future.

If demand for our domestically manufactured upholstered furniture declines and we respond by realigning manufacturing, our near-term earnings could decrease.

Our domestic manufacturing operations make only upholstered furniture.  A decline in demand for our domestically produced upholstered furniture could result in the realignment of domestic manufacturing operations and capabilities and the implementation of cost savings programs.  These programs could include the consolidation and integration of facilities, functions, systems and procedures.  We may decide to source certain products from offshore suppliers instead of continuing to manufacture them domestically.  These realignments and cost savings programs typically involve initial upfront costs and could result in decreases in our near-term earnings before the expected cost reductions from realignment are realized.  We may not always accomplish these actions as quickly as anticipated and may not fully achieve the expected cost reductions.

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

Accounting rules require that long-lived assets be tested for impairment when circumstances indicate, but at least annually.  At January 30, 2011 we had $23.7 million in net long-lived assets, consisting primarily of property, plant and equipment, trademarks and trade names. The outcome of annual impairments tests could result in the write-down of all or a portion of the value of these assets.  A write-down of our assets would, in turn, reduce our earnings and net worth. Over the past three fiscal years, we have written down approximately $6.6 million in long lived assets. It is possible that we will have additional write-downs in the future, resulting in additional reductions to our earnings and net worth. Factors which may lead to additional write-downs of our long lived assets include, but are not limited to:

▪	A significant decrease in the market value of the long-lived asset;
▪	A significant adverse change in the extent or manner in which a long-lived asset group is being used, or in its physical condition;
▪	A significant adverse change in the legal factors or in the business climate that could affect the value of a long-lived asset, including an adverse action or assessment by a regulator;
▪	An accumulation of costs significantly in excess of the amount originally expected to acquire or construct a long-lived asset;
▪	A current period operating or cash flow loss or a projection or forecast that demonstrates continuing losses associated with the long-lived assets use; and
▪	A current expectation that more-likely-than-not, a long-lived asset will be sold or otherwise disposed of significantly before the end of its previously estimated useful life.

The implementation of our Enterprise Resource Planning system could disrupt our business and result in lower sales, earnings and net worth.

We are in the process of implementing a company-wide Enterprise Resource Planning (ERP) system.  Our ERP system implementation may not result in improvements that outweigh its costs and may disrupt our operations. Our inability to mitigate existing and future disruptions could negatively affect our business, results of operations and financial condition. This implementation subjects us to substantial costs and inherent risks associated with migrating from our legacy systems. These costs and risks include, but are not limited to:

▪	significant capital and administrative expenditures;
▪	disruptions to our domestic and international supply chains;
▪	the inability to fill customer orders;
▪	the inability to process payments to suppliers, vendors and associates accurately and in a timely manner;
▪	the disruption of our internal control structure;
▪	the inability to fulfill our SEC reporting requirements in a timely manner;
▪	the inability to fulfill federal and state tax filing requirements in a timely manner; and
▪	increased demands on management time to the detriment of other corporate initiatives.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Set forth below is information with respect to our principal properties.  We believe all of these properties are well-maintained and in good condition.  During fiscal 2011, we estimate our upholstery plants operated at approximately 66% of capacity on a one-shift basis.  All our production facilities are equipped with automatic sprinkler systems.  All facilities maintain modern fire and spark detection systems, which we believe are adequate.  We have leased certain warehouse facilities for our distribution and imports operation on a short and medium-term basis.  We expect that we will be able to renew or extend these leases or find alternative facilities to meet our warehousing and distribution needs at a reasonable cost.  All facilities set forth below are active and operational, representing approximately 2.0 million square feet of owned or leased space.

Location	Primary Use	Approximate Size in Square Feet	Owned or Leased
Martinsville, Va.	Corporate Headquarters	43,000	Owned
Martinsville, Va.	Distribution and Imports	580,000	Owned
Martinsville, Va.	Distribution	189,000	Owned
Martinsville, Va.	Customer Support Center	146,000	Owned
Martinsville, Va.	Distribution	400,000	Leased (1)
High Point, N.C.	Showroom	95,000	Leased (2)
Cherryville, N.C.	Manufacturing Supply Plant	53,000	Owned (3)
Cherryville, N.C.	Distribution and Imports	35,000	Leased (3) (4)
Hickory, N.C.	Manufacturing	91,000	Owned (3)
Hickory, N.C.	Manufacturing and Offices	36,400	Leased (3) (5)
Bedford, Va.	Manufacturing and Offices	327,000	Owned (6)

The following properties are being closed in connection with the consolidation of our Bradington-Young domestic upholstery operations announced November 8, 2010:

Cherryville, N.C.	Manufacturing	137,000	Owned
Cherryville, N.C.	Offices	7,000	Owned

(1) Lease expires December 31, 2011. Expanded by 200,000 square feet on a month-to-month basis.
(2) Lease expires April 30, 2014.
(3) Comprise the principal properties of Bradington-Young LLC.
(4) Lease expires June 30, 2011.
(5) Lease expires December 15, 2012 and provides for 2 one-year extensions at our election.
(6) Comprise the principal properties of Sam Moore Furniture LLC.

Set forth below is information regarding principal properties we utilize that are owned and operated by third parties.

Location	Primary Use	Approximate Size in Square Feet
Guangdong, China	Distribution	210,000 (1)
Guangdong, China	Distribution	35,000 (2)
Guangdong, China	Distribution	22,000 (3)

(1) This property is subject to an operating agreement that expires on July 31, 2011 and automatically renews for one year on its anniversary date unless notification of termination is provided 120 days prior to such anniversary.

(2) This property is subject to an operating agreement that expires on May 31, 2011 and automatically renews for one year on its anniversary date.
(3) This property is subject to an operating agreement that expires on December 31, 2011 and automatically renews for one year on its anniversary date.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. RESERVED

EXECUTIVE OFFICERS OF
HOOKER FURNITURE CORPORATION

Hooker Furniture’s executive officers and their ages as of April 13, 2011 and the year each joined the company are as follows:

Name	Age	Position	Year Joined Company
Paul B. Toms, Jr.	56	Chairman, President and Chief Executive Officer	1983
Paul A. Huckfeldt	53	Vice President - Finance and Accounting and Chief Financial Officer	2004
Alan D. Cole	61	President - Hooker Upholstery	2007
Raymond T. Harm	61	Senior Vice President - Sales	1999
Arthur G. Raymond, Jr.	63	Senior Vice President - Casegoods Operations	2010

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

Paul A. Huckfeldt has been Vice President - Finance and Accounting since December 2010 and Chief Financial Officer since February 2011. Mr. Huckfeldt served as Corporate Controller and Chief Accounting Officer from to January 2010 to January 2011, Manager of Operations Accounting from March 2006 to December 2009 and led the Company’s Sarbanes-Oxley implementation and subsequent compliance efforts from April 2004 to March 2006.

Alan D. Cole has been President  - Hooker Upholstery since August 2008.  Mr. Cole joined the Company in April 2007 as Executive Vice President – Upholstery Operations.  Prior to joining the Company, Mr. Cole was President and Chief Executive Officer of Schnadig Corporation, a manufacturer and marketer of a full line of medium-priced home furnishings from 2004 to 2006.  Mr. Cole has been President of Parkwest LLC, a real estate development firm from 2002 to the present.  Mr. Cole also served as a member of the Company’s Board of Directors in 2003.

Raymond T. Harm has been Senior Vice President - Sales since joining the Company in 1999.  Prior to joining the Company, Mr. Harm served as Vice President - Sales for The Barcalounger Company, a manufacturer of upholstered motion furniture from 1992 to 1999.

Arthur G. Raymond, Jr. has been Senior Vice President of Casegoods Operations since joining the Company in February 2010. Prior to joining the Company, Mr. Raymond served as President of A.G. Raymond & Company, Inc., a management and technical consulting firm serving the furniture industry, from October 1980 through January 2010.

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

	Sales Price Per Share		Dividends
	High	Low	Per Share
November 1, 2010 - January 30, 2011	$14.75	$10.47	$0.10
August 2 - October 31, 2010	12.41	9.22	0.10
May 3 - August 1, 2010	17.95	10.01	0.10
February 1 - May 2, 2010	17.28	12.33	0.10

November 2, 2009 - January 31, 2010	$13.67	$10.94	$0.10
August 3 - November 1, 2009	14.44	12.38	0.10
May 4 - August 2, 2009	14.11	11.06	0.10
February 2 - May 3, 2009	12.17	5.11	0.10

As of January 30, 2011, we had approximately 2,400 beneficial shareholders.  We pay dividends on our common stock on or about the last day of February, May, August and November, when declared by the Board of Directors, to shareholders of record approximately two weeks earlier.  Although we presently intend to continue to declare cash dividends on a quarterly basis for the foreseeable future, the determination as to the payment and the amount of any future dividends will be made by the Board of Directors from time to time and will depend on our then-current financial condition, capital requirements, results of operations and any other factors then deemed relevant by the Board of Directors.

Performance Graph

The following graph compares cumulative total shareholder return for the Company with a broad performance indicator, the Russell 2000® Index, and an industry index, the Household Furniture Index, for the period from November 30, 2005 to January 30, 2011. The Household Furniture Index combines all home furnishings companies whose securities are registered with the SEC under the Securities Exchange Act of 1934.

(1)	The graph shows the cumulative total return on $100 invested at the beginning of the measurement period in our common stock or the specified index, including reinvestment of dividends.

(2)
On August 29, 2006, we approved a change in our fiscal year.  After the fiscal year ended November 30, 2006, our fiscal year ends on the Sunday nearest to January 31.  Information regarding the change in our fiscal year is available in our Form 8-K filed September 1, 2006.  In making the transition to a new fiscal year, we completed a two-month transition period that began December 1, 2006 and ended January 28, 2007. The Company’s fiscal years ended January 30, 2011, January 31, 2010, February 1, 2009, February 3, 2008 and the two-month transition period are reflected in the performance graph.

(3)	The Russell 2000® Index, prepared by Frank Russell Company, measures the performance of the 2,000 smallest companies out of the 3,000 largest U.S. companies based on total market capitalization.

(4)
The Household Furniture Index (SIC Codes 2510 and 2511) as prepared by Zacks Investment Research.  On March 3, 2011, Zacks Investment Research reported that the Household Furniture Index consisted of:  Bassett Furniture Industries, Inc., Chromcraft Revington, Inc., Ethan Allen Interiors Inc., Flexsteel Industries, Inc., Furniture Brands International, Inc., Hooker Furniture Corporation, La-Z-Boy Incorporated, Natuzzi S.p.A, Tempur Pedic International, Inc.,  Leggett and Platt, Inc., Sealy Corp., Select Comfort Corp. and Stanley Furniture Company, Inc.

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

	For The			For the 53	For the Two	For the Twelve
	52 Weeks Ended (1)			Weeks Ended (1)	Months Ended (1)	Months Ended (1)
	January 30,	January 31,	February 1,	February 3,	January 28,	Nov. 30,
	2011	2010	2009	2008	2007	2006
	(In thousands, except per share data)
Income Statement Data:
Net sales	$215,429	$203,347	$261,162	$316,801	$49,061	$350,026
Cost of sales	168,547	154,931	200,878	235,057	37,876	269,681
Gross profit	46,882	48,416	60,284	81,744	11,185	80,345
Selling and adminstrative expenses	41,022	41,956	45,980	51,738	7,028	50,680
ESOP termination compensation charge (2)	-	-	-	-	18,428	-
Restructuring charges (credits) (3)	1,403	-	(951)	309	2,973	6,881
Goodwill and intangible asset impairment charges (4)	396	1,274	4,914	-	-	-
Operating income (loss)	4,061	5,186	10,341	29,697	(17,244)	22,784
Other income (expense), net	108	(99)	323	1,472	129	(77)
Income (loss) before income taxes	4,169	5,087	10,664	31,169	(17,115)	22,707
Income taxes	929	2,079	3,754	11,514	1,300	8,569
Net income (loss)	3,240	3,008	6,910	19,655	(18,415)	14,138

Per Share Data:
Basic and diluted earnings per share	$0.30	$0.28	$0.62	$1.58	$(1.52)	$1.18
Cash dividends per share	0.40	0.40	0.40	0.40	-	0.31
Net book value per share (5)	11.78	11.86	12.06	12.18	12.23	13.49
Weighted average shares outstanding (basic)	10,757	10,753	11,060	12,442	12,113	11,951

Balance Sheet Data:
Cash and cash equivalents	$16,623	$37,995	$11,804	$33,076	$47,085	$31,864
Trade accounts receivable	27,670	25,894	30,261	38,229	37,744	45,444
Inventories	57,438	36,176	60,248	50,560	62,803	68,139
Assets held for sale (6)	-	-	-	-	3,475	-
Working capital	89,297	87,894	91,261	102,307	127,193	124,028
Total assets	150,411	149,099	153,467	175,232	202,463	201,299
Long-term debt (including current maturites)	-	-	5,218	7,912	10,415	11,012
Shareholders' equity	126,770	127,592	129,710	140,826	162,310	162,536

(1)
On August 29, 2006, we approved a change in our fiscal year. After the fiscal year that ended November 30, 2006, our fiscal years will end on the Sunday closest to January 31. In connection with the change in our fiscal year, we had a two-month transition period that ended January 28, 2007.

(2)	On January 26, 2007, we terminated our Employee Stock Ownership Plan (ESOP.) The termination resulted in an $18.4 million non-cash, non-tax deductible charge to earnings in January 2007.
(3)
We have closed facilities in order to reduce and ultimately eliminate our domestic wood furniture manufacturing capacity and to consolidate our domestic leather upholstered furniture operations. As a result, we recorded restructuring charges and credits, principally for severance and asset impairment, as follows:

a)
in fiscal 2011 we recorded a charge of $1.4 million pretax ($874,000 after tax, or $0.08 per share) related to the consolidation and transfer of Bradington-Young’s Cherryville, NC manufacturing facility and offices to Hickory, NC;

	b)	in fiscal 2009 we recorded credits of $951,000 pretax ($592,000 after tax, or $0.05 per share) related to previously accrued employee benefits and environmental costs not expected to be paid;
c)
in fiscal 2008, we recorded charges of $309,000 pretax ($190,000 after tax, or $0.02 per share) principally related to the March 2007 closing and sale of our Martinsville, Va. casegoods manufacturing facility;

d)
in the 2007 two-month transition period, we recorded charges of $3.0 million ($1.8 million after tax, or $0.15 per share), principally for severance and related benefits for salaried and hourly employees related to the planned closing of our Martinsville, Va. casegoods manufacturing facility; and

e)
in fiscal 2006, we recorded charges of $6.9 million pretax ($4.3 million after tax, or $0.36 per share), principally related to the planned closing of our Martinsville, Va. casegoods manufacturing facility and the closing of our Roanoke, Va. casegoods facility.

(4)	Based on our annual impairment analyses, we have recorded the following goodwill and intangible asset impairment charges:
	a)	in fiscal 2011, we recorded intangible asset impairment charges of $396,000 pretax ($247,000 after tax, or $0.02 per share) on our Opus Designs by Hooker Furniture trade name;
b)
in fiscal 2010, we recorded intangible asset impairment charges of $661,000 pretax ($412,000 after tax, or $0.04 per share) on our Opus Designs by Hooker Furniture trade name and $613,000 pretax ($382,000 after tax, or $0.04 per share) on our Bradington-Young trade name; and

c)
in fiscal 2009, we recorded intangible asset impairment charges of $3.8 million pretax ($2.5 million after tax, or $0.22 per share), primarily related to the write-off of goodwill resulting from the acquisition of Opus Designs in 2007 and of Bradington-Young in 2003, and $1.1 million ($685,000 after tax, or $0.06) per share to write down the Bradington-Young trade name.

(5)
Net book value per share is derived by dividing (a) “shareholders’ equity” by (b) the number of common shares issued and outstanding, excluding unearned ESOP and unvested restricted shares, all determined as of the end of each fiscal period.

(6)
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

Our fiscal years end on the Sunday closest to January 31, in some years (generally once every six years) the fourth quarter will be fourteen weeks long and the fiscal year will consist of fifty-three weeks (for example, the fiscal year that ended February 3, 2008 was fifty-three weeks.) Our quarterly periods are based on thirteen-week “reporting periods” (which end on a Sunday) rather than quarterly periods consisting of three calendar months.  As a result, each quarterly period generally is thirteen weeks, or 91 days, long.

The financial statements filed as part of this annual report on Form 10-K include the:

▪	fifty-two week period that began February 1, 2010 and ended on January 30, 2011 (fiscal 2011);
▪	fifty-two week period that began February 2, 2009 and ended on January 31, 2010 (fiscal 2010); and
▪	fifty-two week period that began February 4, 2008 and ended on February 1, 2009 (fiscal 2009).

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

Since the fall of 2006, our business has been impacted by low levels of consumer confidence and a weak housing market.  By late 2008, this malaise, exacerbated by weak credit markets, had spread to the broader U.S. economy.  As a result, the residential home furnishings industry has seen an unprecedented decline in demand for its products.  Discretionary purchases of furniture, particularly at the middle and upper-middle price points where we compete, have been significantly affected by low consumer confidence.  Current economic factors, such as high unemployment and difficult housing and mortgage markets, have resulted in a weak retail environment.  We believe, however, that our current business model continues to provide us with flexibility to respond to changing market conditions by adjusting inventory purchases from suppliers.  Our increase in net sales for the fifty-two weeks ended January 30, 2011, reflects a slight improvement in the retail environment for home furnishings.

Following are the principal factors that impacted our results of operations during the fifty-two week period ended January 30, 2011:

▪
Net sales increased by $12.1 million, or 5.9%, to $215.4 million during fiscal 2011, compared to net sales of $203.3 million during fiscal year 2010. Net sales for our fiscal 2011 fourth quarter increased 4.3%, compared to the fiscal 2010 fourth quarter, which is the third consecutive quarterly sales increase compared to the prior year periods.

▪
Gross margins for fiscal 2011 deteriorated due primarily to higher freight costs on imported products and a $500,000 charge related to a fire at one of our distribution facilities during our fiscal 2011 first quarter. Dramatic swings in shipping capacity out of Asia over the last two years resulted in a 10 percentage point variance in casegoods gross margins from the fiscal 2011 fourth quarter compared to the fiscal 2010 fourth quarter. These higher costs were partially offset by higher margins in our upholstery division, primarily due to efficiencies resulting from increased upholstery sales.

▪
Selling and administrative expenses decreased both as a percentage of sales and in absolute terms compared to fiscal year 2010, primarily as a result of cost cutting measures implemented during fiscal 2010. Additionally, lower professional services and lower bad debts, partially offset by increased commissions and design fees, contributed to the improvement.

▪
Operating income decreased to $4.1 million, or 1.9% of net sales, from $5.2 million or 2.6% of net sales in fiscal 2010, principally due to restructuring and asset impairment charges of $1.8 million, increased freight costs on imported product and expenses related to the fire at our distribution center. We recorded  restructuring charges of $1.4 million related to the consolidation of Bradington-Young’s Cherryville, NC manufacturing facility and offices to Hickory, NC and $396,000 related to the impairment of the our Opus Designs by Hooker trade name during our fiscal 2011 fourth quarter.

Results of Operations

The following table sets forth the percentage relationship to net sales of certain items for the annual periods included in the consolidated statements of income:

	Fifty-two weeks ended
	January 30,	January 31,	February 1,
	2011	2010	2009
Net sales	100.0%	100.0%	100.0%
Cost of sales	78.0	76.2	76.9
Casualty loss	1.0	-	-
Insurance recovery	(0.8)	-	-
Gross profit	21.8	23.8	23.1
Selling and administrative expenses	19.0	20.6	17.6
Restructuring charges (credits)	0.7	-	(0.4)
Goodwill and intangible asset impairment charges	0.2	0.6	1.9
Operating income	1.9	2.6	4.0
Other income (expense), net	0.1	(0.1)	0.1
Income before income taxes	1.9	2.5	4.1
Income taxes	0.4	1.0	1.5
Net income	1.5	1.5	2.6

Although we report operating results for both of our divisions in one operating segment on a consolidated basis in our financial statements, we are providing the following division information because we believe that it helps supplement the information provided in our financial statements:

	Fifty-two weeks ended
	January 30, 2011		January 31, 2010		February 1, 2009
	$	% Segment Net Sales	$	% Segment Net Sales	$	% Segment Net Sales
Net Sales
Casegoods	$143.2		$140.4		$188.2
Upholstery	72.3		63.0		72.9
Total	$215.4		$203.3		$261.2

Gross Margin
Casegoods	$37.7	26.3%	$40.7	29.0%	$48.2	25.6%
Upholstery	9.2	12.8%	7.7	12.2%	12.1	16.6%
Total	$46.9	21.8%	$48.4	23.8%	$60.3	23.1%

Operating Margin
Casegoods	$9.3	6.5%	$11.0	7.9%	$15.3	8.1%
Upholstery	(5.3)	-7.3%	(5.9)	-9.3%	(4.9)	-6.8%
Total	$4.1	1.9%	$5.2	2.6%	$10.3	4.0%

Note: Some totals and percentages above may not recalculate exactly, due to rounding.

Fiscal 2011 Compared to Fiscal 2010

For fiscal 2011, Hooker Furniture reported net sales of $215.4 million, an increase of $12.1 million, or 5.9%, compared to $203.3 million in fiscal 2010.  Casegoods net sales increased $2.8 million, or 2.0%, to $143.2 million during fiscal 2011, compared to net sales of $140.4 million in fiscal 2010. Upholstery net sales increased $9.3 million, or 14.8%, to $72.3 million during fiscal 2011 compared to net sales of $63.0 million in fiscal 2010. These sales increases were principally due to increased unit volume across all divisions, with the upholstery division showing a 22% increase in unit volume as compared to the prior year. The upholstery division’s unit volume increase was driven by a 47% increase in Bradington-Young’s imported leather upholstery unit volume compared to the prior year.

Overall average selling prices decreased 2.4% in fiscal 2011 year compared to fiscal 2010, due primarily to the mix of products shipped. For fiscal 2011, casegoods average selling prices decreased approximately 3.0% and upholstery average selling prices decreased 4.4% compared to fiscal 2010. Domestically produced leather and upholstered furniture average selling prices decreased 5.0%, while imported leather and upholstered furniture average selling prices increased 3.1% compared to fiscal 2010.

Overall gross profit margin for fiscal 2011 decreased to 21.8% of net sales compared to 23.8% in fiscal 2010.  Casegoods margins decreased to 26.3% from 29.0% in the prior fiscal year primarily due to:

▪	increased freight costs on imported products, and
▪	a $500,000 net charge to casegoods cost of sales for our insurance deductible related to the distribution center fire,
▪	partially offset by lower product discounting, lower returns and allowances and cost savings from the the exit from our California warehouse in 2010.

Upholstery margins increased to 12.8% in the 2011 fiscal year, from 12.2% in the 2010 fiscal year. The margin improvements at our upholstery division were primarily due to:

▪	manufacturing efficiencies due to increased production rates, and
▪	cost reduction initiatives,
▪	partially offset by higher raw material and manufacturing costs as a percentage of sales.

For fiscal 2011, selling and administrative expenses decreased $934,000, or 2.2%, to $41.0 million, compared with $42.0 million in 2010. The decrease in spending was principally due to the impact of cost reductions implemented in fiscal year 2010, undertaken in response to lower sales volume, as well as lower bad debt expenses. These decreases were partially offset by increased commissions and design fees due to increased sales.

During fiscal 2011, we recorded $1.8 million pretax ($1.1 million after tax, or $0.10 per share) in restructuring and intangible asset impairment charges related to:

▪	the consolidation of Bradington-Young’s Cherryville, NC manufacturing facility and offices to Hickory, NC ($1.4 million, pretax, and $874,000 after tax or $0.08 per share); and
▪	the write-down of our Opus Designs by Hooker trade name ($396,000 pretax, $247,000 after tax or $0.02 per share).

During fiscal 2010, we recorded $1.3 million pretax ($794,000 after tax, or $0.07 per share) in intangible asset impairment charges related to the write-down of our Bradington –Young and Opus Designs by Hooker trade names.

Our operating income margin for fiscal 2011 decreased to $4.1 million, or 1.9% of net sales, compared to operating income margin of $5.2 million, or 2.6% of net sales for fiscal 2010, primarily due to:

▪	the aforementioned increased freight costs on imported product,
▪	restructuring and intangible asset impairment charges, and
▪	the $500,000 casualty loss charge for a warehouse fire,
▪	partially offset by improved upholstery margins and lower selling and administrative expenses.

Excluding the effect of restructuring and goodwill and intangible asset impairment charges, operating profitability in fiscal 2011 still declined year over year compared to fiscal 2010 due to the other factors discussed above.  The following table reconciles operating income as a percentage of net sales (“operating margin”) to operating margin excluding these charges (“restructuring and impairment charges”) as a percentage of net sales for each period:

	January 30,	January 31,
	2011	2010
Operating margin, including restructuring and impairment charges	1.9%	2.6%
Goodwill and intangible asset impairment charges	0.7	0.6
Restructuring charges	0.2	-
Operating margin, excluding restructuring and impairment charges	2.8%	3.2%

Operating margin excluding the impact of restructuring and impairment charges is a “non-GAAP” financial measure.  We provide this information because we believe it is useful to investors in evaluating our ongoing operations. Non-GAAP financial measures are intended to provide insight into our operating margin and should be evaluated in the context in which they are presented. These measures are not intended to reflect our overall financial results.

Other income, net was $108,000 for fiscal 2011, compared to other expense, net of $99,000 for fiscal 2010. The increase in other income was primarily the consequence of lower interest expense due to the early payoff of our term loans  during fiscal 2010.

We recorded income tax expense of $929,000 during fiscal 2011, compared to $2,079,000 for fiscal 2010, due primarily to a decline in pre-tax income.  Our effective tax rate fell to 22.3% from 40.9%. The effective rate in fiscal 2011 was lower than our typical effective tax rate due to the reversal of two federal income tax penalties that had been accrued or paid in prior years, the establishment of a valuation allowance against certain state loss carry forwards that occurred last year, a smaller amount of subpart F income required to be included in income this fiscal year, a distribution from our captive insurance subsidiary, which was treated as income for financial reporting purposes but was a return of capital for tax purposes and an increase in the tax benefit related to certain officers life insurance policies.  Additionally, in fiscal 2011, the impact of permanent book-tax differences resulted in a larger improvement in our effective tax rate because of the smaller amount of income compared to fiscal 2010.

Net income for fiscal 2011 increased 7.7% to $3.2 million compared to $3.0 million in 2010 fiscal year. Earnings per share were $0.30 for fiscal 2011 and $0.28 for the prior year.

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

During fiscal 2010, we recorded $1.3 million pretax ($794,000 after tax, or $0.07 per share) in intangible asset impairment charges related to the write-down of our Bradington –Young and Opus Designs by Hooker trade names.

During fiscal 2009, we recorded $4.9 million pretax ($3.1million after tax, or $0.28 per share) in goodwill and intangible asset impairment charges, principally related to:

▪	a write-off of $1.4 million in goodwill resulting from the 2007 acquisition of Opus Designs
▪	a write-off of $2.4 million in goodwill remaining from the Company’s purchase of Bradington-Young in 2003; and
▪	an impairment charge of $1.1 million in the value of the Bradington-Young trade name.

Additionally, we recorded restructuring credits of $951,000 pretax ($592,000 after tax, or $0.05 per share) in fiscal 2009 for previously accrued employee benefits and environmental remediation costs not expected to be paid.

Because of the factors outlined above, our operating income margin for fiscal 2010 decreased to 2.6% of net sales, compared to operating income margin of 4.0% of net sales for fiscal 2009. Wood furniture operating margins declined modestly from 8.1% of net sales in fiscal 2009 to 7.9% of net sales in fiscal 2010, reflecting the variable cost oriented import business model, while upholstery operating loss margins worsened from -6.8% of net sales to -9.3% of net sales due to the impact of lower sales on the higher fixed cost structure of our domestic upholstery manufacturing facilities.

Excluding the effect of restructuring and goodwill and intangible asset impairment charges, operating profitability in fiscal 2010 still declined year over year compared to fiscal 2009.  The following table reconciles operating income as a percentage of net sales ("operating margin") to operating margin excluding these charges and credits (“restructuring and impairment charges/credits”) as a percentage of net sales for each period:

	January 31,	February 1,
	2010	2009
Operating margin, including restructuring and impairment charges	2.6%	4.0%
Goodwill and intangible asset impairment charges	0.6	1.9
Restructuring (credits) charges	-	(0.4)
Operating margin, excluding restructuring and impairment (credits) charges	3.2%	5.5%

The operating margin excluding the impact of restructuring charges and impairment charges is a “non-GAAP” financial measure.  We provide this information because we believe it is useful to investors in evaluating our ongoing operations. Non-GAAP financial measures are intended to provide insight into our operating margins and should be evaluated in the context in which they are presented. These measures are not intended to reflect our overall financial results.

Other expense, net was $99,000, for fiscal 2010, compared to other income, net of $323,000 for fiscal 2009. The decline was primarily the consequence of a decrease in interest income on cash balances from lower interest rates, partially offset by lower interest expense due to the early payoff of our term loan.

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

Financial Condition, Liquidity and Capital Resources

Balance Sheet and Working Capital

Total assets increased $1.3 million to $150.4 million at January 30, 2011 from $149.1 million at January 31, 2010, principally due to a $21.3 million increase in inventories, a $1.8 million increase in net receivables and a $1.5 million increase in prepaid expenses and other current assets, partially offset by decreases of $21.4 million in cash and cash equivalents, the impairment of $1.1 million in fixed assets and the write-off of $396,000 in intangible assets.

Net working capital (current assets less current liabilities) increased by $1.4 million, or 1.6%, to $89.3 million as of January 30, 2011, from $87.9 million at January 31, 2010. This increase reflects increases of $3.2 million in current assets and $1.8 million in current liabilities.  Our working capital ratio (the relationship between our current assets and current liabilities) declined slightly to 6.1:1 at January 30, 2011 compared to 6.6:1 at January 31, 2010.

The increase in current assets was principally due to increases of $21.3 million in inventories, $1.8 million in net accounts receivable and $1.5 million in prepaid expenses. We increased our inventories in anticipation of increased sales and to improve service levels. Net accounts receivable increased due to higher sales. The increase in prepaid expenses and other current assets was primarily due to increases in deferred income taxes due and increases in income taxes refundable on lower projected taxable income. The decrease in cash reflects cash used to fund increased inventories, increased accounts receivable and higher prepaid expenses and other current assets.

The increase in current liabilities is primarily due to increases of $1.4 million in accounts payable, which increased primarily due to the increased inventory purchases discussed above, and increases of $1.2 million in accrued wages, salaries and benefits due to the timing of year-end payrolls. These increases were partially offset by decreases of $842,000 in other accrued expenses due to a decrease in accrued income taxes due to lower projected taxable income.

Summary Cash Flow Information – Operating, Investing and Financing Activities

	Fifty-Two Weeks Ended
	January 30,	January 31,	February 1,
	2011	2010	2009
Net cash (used in) provided by operating activities	$(16,038)	$36,846	$2,059
Net cash used in investing activities	(1,022)	(1,128)	(2,081)
Net cash used in financing activities	(4,312)	(9,527)	(21,250)
Net (decrease) increase in cash and cash equivalents	$(21,372)	$26,191	$(21,272)

During fiscal year 2011, cash-on-hand, insurance proceeds received on our warehouse casualty loss ($1.7 million), and proceeds received on a claim under and the surrender of certain company-owned life insurance policies ($1.7 million) were used to fund $16.0 million in cash for operations (primarily to fund increased inventory purchases in anticipation of  higher sales), cash dividends ($4.3 million), premiums paid on company-owned life insurance policies ($767,000) and capital expenditures to maintain and enhance our business operating systems and facilities ($2.0 million).

During fiscal year 2010, cash generated from operations ($36.8 million) funded payments on our long-term debt ($5.2 million), cash dividends ($4.3 million), capital expenditures ($1.7 million) and life insurance premium payments ($556,000) and increased cash and cash equivalents by ($26.2 million).

During fiscal year 2009, cash generated from operations ($2.1 million) and a decrease in cash and cash equivalents ($21.3 million) funded repurchases of our common stock ($14.1 million), cash dividends ($4.5 million), payments on long-term debt ($2.7 million),  capital expenditures ($2.3 million) and life insurance premium payments ($14,000).

In fiscal year 2011, cash flow from operations decreased $52.8 million to a usage of $16.0 million compared to $36.8 million in cash provided by operations in fiscal 2010. The decrease was primarily due to a $56.6 million increase in cash paid to suppliers and employees, primarily due to increased purchases of imported products, partially offset by a $4.3 million increase in cash received from customers, due to increased sales.

In fiscal year 2010, cash generated from operations of $36.8 million increased $34.7 million compared to $2.1 million in fiscal 2009. The increase was due to a $91.1 million decline in cash paid to suppliers and employees (primarily due to lower purchases of imported products and sales of existing inventory) and a $5.8 million decline in tax payments due to lower profitability, partially offset by a $61.7 million decrease in cash received from customers due to the decline in sales.

In fiscal year 2009, cash generated from operations of $2.1 million decreased $41.7 million compared to $43.8 million in fiscal 2008.  The decrease was due to a $51.7 million decline in cash received from customers, due to the decline in sales, partially offset by a $5.5 million decrease in cash payments to suppliers and employees, principally due to a lower purchases of imported products, and a $5.5 million decline in tax payments principally due to lower profitability.  Despite lower inventory purchases in fiscal 2009, inventories increased by $9.7 million in fiscal 2009, due to the natural lag between the decline in customer order rates and our reduction of orders with our suppliers.

Investing activities consumed $1.0 million in fiscal 2011 compared to $1.1 million consumed in fiscal 2010. In fiscal 2011, we invested $2.0 million in property, plant and equipment and $767,000 for life insurance premium payments, partially offset by proceeds received from company-owned life insurance policies of $1.7 million.

Investing activities consumed $1.1 million in fiscal 2010 compared to $2.1 million consumed in fiscal 2009. In fiscal 2010, we invested in $1.7 million in property, plant and equipment, $556,000 for life insurance premium payments, partially offset by proceeds received from company-owned life insurance policies of $739,000 and proceeds from the sale of property, plant and equipment of $337,000.

Investing activities consumed $2.1 million of cash in fiscal year 2009 compared to consuming $14.3 million in fiscal 2008.  In fiscal 2009, we invested $2.3 million in property, plant and equipment and $181,000 to complete the acquisition of Opus Designs.

Financing activities consumed cash of $4.3 million in fiscal 2011, for the payment of cash dividends, compared to $9.5 million in fiscal 2010.

Financing activities consumed cash of $9.5 million in fiscal 2010 compared to $21.3 million in fiscal 2009. During fiscal year 2010, we made payments of $5.2 million on our long-term debt, both a scheduled payment and the repayment in full of our long-term debt in conjunction with the amendment of our credit agreement, and a payment of $4.9 million on our short-term debt and paid cash dividends of $4.3 million. These payments were partially offset by short-term borrowings of $4.9 million.

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

Enterprise Resource Planning

During our 2011 second fiscal quarter, we began an in-depth review of our current business processes and information systems and our anticipated future needs. This review involved many of our associates from both of our divisions and spanned approximately six months. Based on this review, senior management concluded that we needed a common platform supporting and integrating our casegoods and upholstery businesses and processes.  After a significant due-diligence, including numerous in-depth reviews of leading Enterprise Resource Planning (“ERP”) systems and interviews with potential ERP systems implementation partners, we chose an ERP systems solution and implementation partner during our fiscal 2011 fourth quarter. Implementation began during our fiscal 2012 first quarter and we expect to implement the ERP system at our casegoods division during our fiscal 2012 fourth quarter. We expect implementation for our upholstery operations to occur sometime during fiscal 2013. To complete the ERP system implementation as anticipated, we will be required to expend significant financial and human resources. We anticipate spending approximately $7.7 million over the course of this project, with a significant amount of time invested by our associates.

New Credit Agreement

On December 7, 2010, we entered into a new credit agreement with Bank of America, N.A. The new agreement replaced our former credit agreement with the Bank of America, which was scheduled to expire on March 1, 2011.  The new agreement, which is scheduled to expire on July 31, 2013, includes the following terms:

▪	A $15.0 million unsecured revolving credit facility, up to $3.0 million of which can be used to support letters of credit;.
▪	A floating interest rate, adjusted monthly, based on LIBOR, plus an applicable margin based on the ratio of our funded debt to EBITDA (each as defined in the agreement);
▪	A quarterly unused commitment fee, based on our ratio of funded debt to EBITDA;
▪	No pre-payment penalty.

The agreement includes customary representations and warranties and requires us to comply with customary covenants, including, among other things, the following financial covenants:

▪	Maintain a tangible net worth of at least $108.0 million;
▪	Limit capital expenditures to no more than $15.0 million during any fiscal year; and
▪	Maintain a ratio of funded debt to EBITDA not exceeding 2.0:1.0.

The loan agreement does not restrict our ability to pay cash dividends on, or repurchase, shares of our common stock, subject to complying with the financial covenants under the agreement.

A copy of the loan agreement was included as Exhibit 10.1 to the Company’s current report on Form 8-K, filed with the SEC on December 8, 2010.

We were in compliance with our debt covenants as of January 30, 2011.

Liquidity, Financial Resources and Capital Expenditures

As of January 30, 2011, we had an aggregate $13.1 million available under our revolving credit facility to fund working capital needs.  Standby letters of credit in the aggregate amount of $1.9 million, used to collateralize certain insurance arrangements and for imported product purchases, were outstanding under our revolving credit facility as of January 30, 2011.  There were no additional borrowings outstanding under the revolving credit facility on January 30, 2011.  Any principal outstanding under the credit line is due July 31, 2013.  Additionally, at January 30, 2011 up to $15.0 million was available to be borrowed against the cash surrender value of company-owned life insurance policies.

We factor substantially all of our domestic upholstery accounts receivable, substantially all without recourse to us.  We factor these receivables for three primary reasons:

▪	factoring allows us to outsource the administrative burden of credit and collections functions for our upholstery operations;
▪	factoring allows us to transfer the collection risk associated with the majority of our domestic upholstery receivables to the factor; and
▪	factoring provides us with an additional, potential source of short-term liquidity.

We believe that we have  the financial resources (including available cash and cash equivalents, expected cash flow from operations, lines of credit and the cash surrender value of company-owned life insurance) needed to meet business requirements for the foreseeable future, including capital expenditures, and working capital, as well as to pay dividends on our common stock.  Cash flow from operations is highly dependent on incoming order rates and our operating performance.  We expect to spend between $2.5 million to $4.7 million in capital expenditures during fiscal year 2012 to maintain and enhance our operating systems and facilities. Of these estimated amounts, we expect to spend between $1.9 million to $3.5 million on the aforementioned implementation of our ERP system.

Dividends

At its April 12, 2011 meeting, our board of directors declared a quarterly cash dividend of $0.10 per share, payable on May 27, 2011 to shareholders of record at May 13, 2011.

Commitments and Contractual Obligations

As of January 30, 2011, our commitments and contractual obligations were as follows:

	Payments Due by Period (In thousands)
	Less than			More than
	1 Year	1-3 Years	3-5 Years	5 years	Total
Deferred compensation payments (1)	$435	$1,142	$1,444	$9,814	$12,835
Operating leases (2)	1,619	2,678	401	-	4,698
Other long-term obligations (3)	809	799	112	-	1,720
Total contractual cash obligations	$2,863	$4,619	$1,957	$9,814	$19,253
__________________
(1)
These amounts represent estimated cash payments to be paid to the participants of our supplemental retirement income plan or “SRIP” through fiscal year 2038, which is 15 years after the last SRIP plan participant is assumed to have retired. The present value of these benefits (the actuarially derived projected benefit obligation for this plan) is approximately $6.5 million at January 30, 2011 and is shown on our consolidated balance sheets, with $435,000 recorded in current liabilities and $6.1 million recorded in long-term liabilities. See note 11 to the consolidated financial statements beginning on page F- 18 for additional information about our SRIP plan.

(2)
These amounts represent estimated cash payments due under operating leases for various office equipment, warehouse equipment and real estate utilized in our operations. See Item 2 “Properties,” for a description of our leased real estate.

(3)
These amounts represent estimated cash payments due under various long-term service and support agreements, for items such as warehouse management services, information technology support and human resources related consulting and support.

Standby letters of credit in the aggregate amount of $1.9 million, used to collateralize certain insurance arrangements and for imported product purchases, were outstanding under our revolving credit facility as of January 30, 2011.  There were no additional borrowings outstanding under the revolving credit line on January 30, 2011.

Strategy and Outlook

Our strategy is to offer world-class style, quality and product value as a complete residential casegoods and upholstered furniture resource through excellence in product design, global sourcing, manufacturing, logistics, sales, marketing and customer service.  We strive to be an industry leader in sales growth and profitability performance, thereby providing an outstanding investment for our shareholders and contributing to the well-being of our employees, customers, suppliers and community.  Additionally, we strive to nurture the relationship-focused, team-oriented and honor-driven corporate culture that has distinguished our company for over 86 years.

We have been executing this strategy since 2003 in part through:

▪	exiting domestic wood furniture manufacturing to concentrate on imported wood and metal and domestically produced and imported upholstered home furnishings;
▪	expanding product offerings to become a more complete and important resource to our furniture retailers through:
□	our expansion into residential upholstery through the acquisitions of upholstery manufacturers Bradington-Young and Sam Moore;
□	our expansion into youth furniture through the purchase of Opus Designs and by organically expanding the styles and price points offered in existing product lines; and
□	the introduction of our Envision product line in October 2008, which was designed to meet the needs of Gen X and Gen Y consumers and debuted on sales floors during our fiscal year 2010 first quarter;
▪	continuing to improve and expand our supply chain capabilities, with improvements in forecasting and demand-planning software and stock keeping unit (“SKU”) optimization;
▪	filling key leadership positions with people who have the skill sets and experience needed under our new business model;
▪	expanding service capabilities for our container direct customers by adding warehousing at five important suppliers’ plants in China;
▪
introducing an Asian Cross Dock in late fiscal 2011 which is intended to provide more access to our Container Direct product offerings, allowing customers to order from a broader assortment of products; and

▪	implementing a corporate Enterprise Resource Planning system which will improve operating efficiencies and help us present a single face to our customers.

The year over year declines in quarterly incoming orders, which began in the Fall of 2006, moderated substantially during our 2011 fiscal year. Fiscal 2011 orders decreased less than 1% as compared to the 2010 fiscal year, with our upholstery division showing a 12.5% increase in orders. While we expect retail furniture conditions to remain relatively weak in fiscal 2012, we have seen some signs of improving consumer demand. Dealer and consumer responses to our new products have been encouraging and there was an 8% increase in attendance at our showroom at the recent Fall International Home Furnishings Market (IHFM). At the recently concluded April 2011 IHFM, we introduced three major collections on the casegoods side that were all equally well-received. We found retailers to be generally upbeat and eager to freshen their showroom floors to prepare for improving business. We believe that the remerchandising and updating of our line over the last couple of years has helped us grow share of market and share of customer, as we’ve aligned with some of the largest  and healthiest retailers, who have also gained market share during the downturn. We expect these developments will have a positive impact on our sales. However, continuing economic uncertainty, supply chain challenges and aggressive competition for consumer discretionary dollars could adversely impact our potential recovery.  We believe that our product and business model positions us to take advantage of any upturn in the economy. Attention to cost control and improving sourced product planning, forecasting and delivery continue to be our priorities.

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

Our domestic upholstery manufacturing operations have been particularly impacted by the prolonged sales downturn due to the higher fixed overhead costs for these operations. Our upholstery division reported an operating loss of 7.3% of net sales for the fiscal 2011, which is an improvement over the operating loss of 9.3% of net sales for the comparable fiscal 2010 period; however, upholstery margins and profits are still disappointing. Several factors are contributing to these disappointing upholstery margins and profits, including, but not limited to:

▪	manufacturing inefficiencies related to introducing new products;
▪	higher raw material costs;
▪	inefficiencies related to decreased production levels in response to reduced orders; and
▪	slower than expected savings realization from our continuous improvement initiatives.

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

During our fiscal 2011 fourth quarter, we announced the consolidation of Bradington-Young’s Cherryville, NC domestic upholstery manufacturing facility and offices into its facilities in Hickory, NC,  which was completed in January 2011. In connection with the consolidation, we recorded restructuring and related asset impairment charges of approximately $1.4 million pretax ($874,000 million after-tax, or $0.08 per share) all in the fiscal 2011 fourth quarter as follows:

▪
Non-cash asset impairment charges of approximately $1.1 million pretax ($703,000 after tax, or $0.06 per share) to write down the Cherryville facility’s real and personal property to estimated fair market value; and

▪	Severance and benefit costs of approximately $275,000 pretax ($171,000 after tax, or $0.02 per share).

We expect to save approximately $1 million in annual operating costs from this consolidation at Bradington-Young, beginning in fiscal 2012.

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

We participate in a voluntary industry-wide environmental stewardship program referred to as Enhancing Furniture’s Environmental Culture or “EFEC.” In September of fiscal 2010, the American Home Furnishings Alliance granted us EFEC registration, recognizing the successful company-wide implementation of the EFEC program, which includes the successful reduction of water and electricity usage, as well as recycling efforts to reduce landfill use.

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

Restructuring and Impairment of Long-Lived Assets

Tangible Assets

We regularly review our property, plant and equipment for indicators of impairment, as specified in the Property, Plant, and Equipment topic of the Accounting Standards Codification. Although not exhaustive, this accounting guidance lists potential indicators of impairment, which we use to facilitate our review. These potential indicators of impairment include:

▪	A significant decrease in the market value of the long-lived asset;
▪	A significant adverse change in the extent or manner in which a long-lived asset group is being used, or in its physical condition;
▪	A significant adverse change in the legal factors or in the business climate that could affect the value of a long-lived asset, including an adverse action or assessment by a regulator;
▪	An accumulation of costs significantly in excess of the amount originally expected to acquire or construct a long-lived asset;
▪	A current period operating or cash flow loss or a projection or forecast that demonstrates continuing losses associated with the long-lived assets use; and
▪	A current expectation that more-likely-than-not, a long-lived asset will be sold or otherwise disposed of significantly before the end of its previously estimated useful life.

The impairment test for our property, plant and equipment requires us to assess the recoverability of the value of the assets by comparing their net carrying value to the sum of undiscounted estimated future cash flows directly associated with and arising from use and eventual disposition of the assets. We principally use our internal forecasts to estimate the undiscounted future cash flows used in our impairment analyses. These forecasts are subjective and are largely based on management’s judgment, primarily due to the changing industry in which we compete; changing consumer tastes, trends and demographics; and the current economic environment. We monitor changes in these factors as part of the quarter-end review of these assets. While our forecasts have been reasonably accurate in the past, during periods of economic instability, uncertainty, or rapid change within our industry, we may not be able to accurately forecast future cash flows from our long-lived assets and our future cash flows may be diminished. Therefore, our estimates and assumptions related to the viability of our long-lived assets may change, and are reasonably likely to change in future periods. These changes could adversely affect our consolidated statements of operations and consolidated statements of financial position. As of January 30, 2011, the fair value of our property, plant and equipment was substantially in excess of its carrying value.

When we conclude that any of these assets is impaired, the asset is written down to its fair value.  Any impaired assets that we expect to dispose of by sale are measured at the lower of their carrying amount or fair value, less cost to sell; are no longer depreciated; and are reported separately as “assets held for sale” in the consolidated balance sheets, if we expect to dispose of the assets in one year or less.

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

Trade names are tested for impairment annually as of the first day of our fiscal fourth quarter or more frequently if events or changes in circumstances indicate that the asset might be impaired.  Circumstances that could indicate a potential impairment include, but are not limited to:

▪	a significant adverse change in the economic or business climate either within the furniture industry or the national or global economy;
▪	significant changes in demand for our products;
▪	loss of key personnel; and
▪	the likelihood that a reporting unit or significant portion of a reporting unit will be sold or otherwise disposed of.

The assumptions used to determine the fair value of our intangible assets are highly subjective and judgmental and include long term growth rates, sales volumes, projected revenues, assumed royalty rates and factors used to develop an applied discount rate. If the assumptions that we use in these calculations differ from actual results, we may realize additional impairment on our intangible assets which may have a material, adverse affect on our consolidated results of operations and consolidated balance sheets.

The fair value of our Bradington-Young and Sam Moore trade names were significantly in excess of their carrying values at January 30, 2011.

Concentrations of Sourcing Risk

We source imported products through over 32 different vendors, from 32 separate factories, located in seven countries.  Because of the large number and diverse nature of the foreign factories from which we can source our imported products, we have some flexibility in the placement of products in any particular factory or country.

Factories located in China are an important resource for Hooker Furniture.  In fiscal year 2011, imported products sourced from China accounted for approximately 98% of import purchases, and the factory in China from which we directly source the most product accounted for approximately 47% of our worldwide purchases of imported product.  A sudden disruption in our supply chain from this factory, or from China in general, could significantly impact our ability to fill customer orders for products manufactured at that factory or in that country.  If such a disruption were to occur, we believe that we would have sufficient inventory to adequately meet demand for approximately four months.  Also, with the broad spectrum of product we offer, we believe that, in some cases, buyers could be offered similar product available from alternative sources.  We believe that we could, most likely at higher cost, source most of the products currently sourced in China from factories in other countries and could produce certain upholstered products domestically at our own factories.  However, supply disruptions and delays on selected items could occur for approximately six months.  If we were to be unsuccessful in obtaining those products from other sources, or at comparable cost, then a sudden disruption in the supply chain from our largest import furniture supplier, or from China in general, could have a short-term material adverse effect on our results of operations.  Given the capacity available in China and other low-cost producing countries, we believe the risks from these potential supply disruptions are manageable.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Hooker Furniture is exposed to market risk from changes in interest rates and foreign currency exchange rates, which could impact our results of operations or financial condition.  We manage our exposure to these risks through our normal operating and financing activities and, from time to time, through the use of interest rate swap agreements with respect to interest rates.

In the past, we have entered into swap agreements to hedge against the potential impact of increases in interest rates on our floating-rate debt instruments.  By using swap agreements to hedge exposures to changes in interest rates, we expose ourselves to credit risk and market risk.  Credit risk is the potential failure of the counterparty to perform under the terms of the swap agreement.  We attempt to minimize this credit risk by entering into transactions with high-quality counterparties.  Market risk is the potential adverse effect on the value of the swap agreement that results from a decline in interest rates.  The market risk associated with interest-rate contracts is managed by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken.

Amounts outstanding under our revolving credit facility bear interest at variable rates.  There was no outstanding balance under our revolver as of January 30, 2011.  Therefore, a fluctuation in market interest rates of one percentage point (or 100 basis points) would not have a material impact on our results of operations or financial condition.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements listed in Item 15(a), and which begin on page F-1, of this report are incorporated herein by reference and are filed as a part of this report.

Certain Non-GAAP Financial Measures

In our Annual Report to Shareholders (of which this annual report on Form 10-K is a part), under the heading “Financial Highlights,” we reported net income and earnings per share both including and excluding the impact of restructuring and asset impairment charges, the January 2007 ESOP termination charge and the December 2007 charge related to the donation of two former Bradington-Young showrooms. In this Form 10-K in Management’s Discussion and Analysis of Financial Condition and Results of Operations, under the headings “Results of Operations Fiscal 2011 Compared to Fiscal 2010” and “Results of Operations  Fiscal 2010 Compared to Fiscal 2009”, we have reported operating income margin both including and excluding the impact of restructuring and asset impairment charges.

The net income, earnings per share and operating income margin figures excluding the impact of the items specified above are “non-GAAP” financial measures.  We provide this information because we believe it is useful to investors in evaluating our ongoing operations.  Non-GAAP financial measures provide insight into this selected financial information and should be evaluated in the context in which they are presented.  These measures are of limited usefulness in evaluating  our overall financial results presented in accordance with GAAP and should be considered in conjunction with the consolidated financial statements, including the related notes, and Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on their most recent review, which was made as of the end of our fourth quarter ended January 30, 2011, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure and are effective to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission (“SEC”) rules and forms.

Management’s Annual Report on Internal Control over Financial Reporting

In accordance with Section 404 of the Sarbanes-Oxley Act and SEC rules thereunder, management has conducted an assessment of our internal control over financial reporting as of January 30, 2011.  Management’s report regarding that assessment is included on page F-2 of this report, with our consolidated financial statements, and is incorporated herein by reference.

Report of Registered Public Accounting Firm

Our independent registered public accounting firm, KPMG LLP, audited the consolidated financial statements included in this annual report on Form 10-K and have issued an audit report on the effectiveness of our internal control over financial reporting.  Their report is included on page F-4 of this report, with our consolidated financial statements, and is incorporated herein by reference.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting for our fourth quarter ended January 30, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

Hooker Furniture Corporation
Part III

In accordance with General Instruction G (3) of Form 10-K, the information called for by Items 10, 11, 12, 13 and 14 of Part III is incorporated by reference to the Company’s definitive Proxy Statement for its Annual Meeting of Shareholders scheduled to be held June 7, 2011 (the “2011 Proxy Statement”), as set forth below:

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information relating to Hooker Furniture’s directors will be set forth under the caption “Proposal One Election of Directors” in the 2011 Proxy Statement and is incorporated herein by reference.

Information relating to the executive officers of the Company is included in Part I of this report under the caption “Executive Officers of Hooker Furniture Corporation.”

Information relating to compliance with Section 16(a) of the Exchange Act will be set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2011 Proxy Statement and is incorporated herein by reference.

Information relating to the code of ethics that applies to Hooker Furniture’s principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions will be set forth under the caption “Code of Business Conduct and Ethics” in the 2011 Proxy Statement and is incorporated herein by reference.

Information relating to material changes, if any, in the procedures by which shareholders may recommend nominees to Hooker  Furniture’s Board of Directors will be set forth under the caption “Procedures for Shareholder Recommendations of Director Nominees” in the 2011 Proxy Statement and is incorporated herein by reference.

Information relating to the Audit Committee of Hooker Furniture’s Board of Directors, including the composition of the Audit Committee and the Board’s determinations concerning whether certain members of the Audit Committee are “financial experts” as that term is defined under Item 407(d)(5) of Regulation S-K will be set forth under the captions “Corporate Governance” and “Audit Committee” in the 2011 Proxy Statement and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

Information relating to this item will be set forth under the captions “Report of the Compensation Committee,” “Executive Compensation” and “Director Compensation” in the 2011 Proxy Statement and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Information relating to this item will be set forth under the captions “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management” in the 2011 Proxy Statement and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information relating to this item will be set forth under the last paragraph under the caption “Audit Committee” and the caption “Corporate Governance” in the 2011 Proxy Statement and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Information relating to this item will be set forth under the caption “Independent Registered Public Accounting Firm” in the 2011 Proxy Statement and is incorporated herein by reference.

Hooker Furniture Corporation
Part IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)           Documents filed as part of this report on Form 10-K:

(1)	The following financial statements are included in this report on Form 10-K:

Management’s Report on Internal Control Over Financial Reporting

Reports of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of January 30, 2011 and January 31, 2010

Consolidated Statements of Operations for the fifty-two weeks ended January 30, 2011, the fifty-two weeks ended January 31, 2010, and the fifty-two weeks ended February 1, 2009

Consolidated Statements of Cash Flows for the fifty-two weeks ended January 30, 2011, the fifty-two weeks ended January 31, 2010, and the fifty-two weeks ended February 1, 2009

   Consolidated Statements of Shareholders’ Equity and Comprehensive Income for the fifty-two weeks ended February 1, 2009, the fifty-two weeks ended January 31, 2010, and the fifty-two weeks ended January 30, 2011

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

4.3
Loan Agreement, dated as of December 7, 2010, between Bank of America, N.A. and the Company (incorporated by referenced to Exhibit 10.1 of the Company’s Current Report on Form 8-K (SEC File No. 000-25349) filed on December 8, 2010.

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

10.1(b)	Form of Outside Director Restricted Stock Agreement (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K (SEC File No. 000-25349) filed on January 17, 2006)*

10.1(c)	Summary of Director Compensation (incorporated by reference to Exhibit 10.1(c) of the Company’s Form 10-K (SEC File No. 000-25349) filed on April 15, 2010)*

10.1(d)	Summary of Fiscal 2011 Salary and Bonus for Named Executive Officers (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q (SEC File No. 000-25349) for the quarter ended May 2, 2010)*

10.1(e)
2010 Amendment and Restatement of the Hooker Furniture Corporation 2005 Stock Incentive Plan (incorporated by reference to Appendix A of the Company’s Definitive Proxy Statement dated March 7, 2010 (SEC File No. 000-25349))*

10.1(f)
2010 Amended and Restated Hooker Furniture Corporation Supplemental Retirement Income Plan, dated as of June 8, 2010 (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q (SEC File No. 000-25349) for the quarter ended October 31, 2010)*

10.1(g)	Employment Agreement, dated June 15, 2007, between Alan D. Cole and the Company (incorporated by reference to Exhibit 10.1(h) of the Company's Annual Report on Form 10-K (SEC File No. 000-25349) filed on April 16, 2008)*

10.1(h)	Amendment to Employment Agreement, dated June 3, 2008, between Alan D. Cole and the Company (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K (SEC File No. 000-25349) filed on June 5, 2008)*

10.1(i)	Employment Agreement, dated January 22, 2010, between Arthur G. Raymond, Jr. and the Company (incorporated by reference to Exhibit 10.1(h) of the Company’s Form 10-K (SEC File No. 000-25349) filed on April 15, 2010)*

10.2	Loan Agreement, dated as of December 7, 2010, between Bank of America, N.A. and the Company (See Exhibit 4.3)

21	List of Subsidiaries:

Bradington-Young LLC, a Virginia limited liability company
Sam Moore Furniture LLC, a Virginia limited liability company

23	Consent of Independent Registered Public Accounting Firm (filed herewith)

31.1	Rule 13a-14(a) Certification of the Company’s principal executive officer (filed herewith)

31.2	Rule 13a-14(a) Certification of the Company’s principal financial officer (filed herewith)

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

HOOKER FURNITURE CORPORATION

Date: April 13, 2011	By:	/s/ Paul B. Toms, Jr.
Paul B. Toms, Jr.
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Paul B. Toms, Jr.	Chairman, President, Chief Executive Officer and	April 13, 2011
Paul B. Toms, Jr.	Director (Principal Executive Officer)

/s/ Paul A. Huckfeldt	Vice President - Finance and Accounting	April 13, 2011
Paul A. Huckfeldt	and Chief Financial Officer (Principal Accounting Officer)

/s/ W. Christopher Beeler, Jr.	Director	April 13, 2011
W. Christopher Beeler, Jr.

/s/ John L. Gregory, III	Director	April 13, 2011
John L. Gregory, III

/s/ E. Larry Ryder	Director	April 13, 2011
E. Larry Ryder

/s/ Mark F. Schreiber	Director	April 13, 2011
Mark F. Schreiber

/s/ David G. Sweet	Director	April 13, 2011
David G. Sweet

/s/ Henry G. Williamson, Jr.	Director	April 13, 2011
Henry G. Williamson, Jr.

HOOKER FURNITURE CORPORATION AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Management’s Report on Internal Control Over Financial Reporting	F-2

Reports of Independent Registered Public Accounting Firm	F-3

Consolidated Balance Sheets as of January 30, 2011 and January 31, 2010	F-5

Consolidated Statements of Operations for the fifty-two weeks ended January 30, 2011, the fifty-two weeks ended January 31, 2010 and the fifty-two weeks ended February 1, 2009	F-6

Consolidated Statements of Cash Flows for the fifty-two weeks ended January 30, 2011, the fifty-two weeks ended January 31, 2010 and the fifty-two weeks ended February 1, 2009	F-7

Consolidated Statements of Shareholders’ Equity and Comprehensive Income for the fifty-two weeks ended February 1, 2009, the fifty-two weeks ended January 31, 2010 and the fifty-two weeks ended January 30, 2011
F-8

Notes to Consolidated Financial Statements	F-9

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Shareholders of
Hooker Furniture Corporation
Martinsville, Virginia

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f).  Under the supervision and with the participation of management, including the principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on the Company’s evaluation under that framework, management concluded that the Company’s internal control over financial reporting was effective as of January 30, 2011.  The effectiveness of the Company’s internal control over financial reporting as of January 30, 2011 has been audited by KPMG LLP, the Company’s independent registered public accounting firm, as stated in their report which is included herein.

Paul B. Toms, Jr.
Chairman, President and Chief Executive Officer
(Principal Executive Officer)
April 13, 2011

Paul A. Huckfeldt
Vice President – Finance and Accounting
and Chief Financial Officer
(Principal Financial Officer)
April 13, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Hooker Furniture Corporation:

We have audited the accompanying consolidated balance sheets of Hooker Furniture Corporation and subsidiaries as of January 30, 2011 and January 31, 2010, and the related consolidated statements of operations, cash flows, and shareholders’ equity and comprehensive income, for each of the years in the three-year period ended January 30, 2011. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hooker Furniture Corporation and subsidiaries as of January 30, 2011 and January 31, 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended January 30, 2011, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Hooker Furniture Corporation’s internal control over financial reporting as of January 30, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated April 13, 2011 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Charlotte, North Carolina
April 13, 2011

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Hooker Furniture Corporation:

We have audited Hooker Furniture Corporation’s internal control over financial reporting as of January 30, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Hooker Furniture Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Hooker Furniture Corporation maintained, in all material respects, effective internal control over financial reporting as of January 30, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Hooker Furniture Corporation and subsidiaries as of January 30, 2011 and January 31, 2010, and the related consolidated statements of operations, cash flows, and shareholders’ equity and comprehensive income for each of the years in the three-year period ended January 30, 2011, and our report dated April 13, 2011 expressed an unqualified opinion on those consolidated financial statements.

Charlotte, North Carolina
April 13, 2011

HOOKER FURNITURE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)

As of	January 30,	January 31,
	2011	2010
Assets
Current assets
Cash and cash equivalents	$16,623	$37,995
Trade accounts receivable, less allowance for doubtful accounts of $2,082 and $1,938 on each respective date	27,670	25,894
Inventories	57,438	36,176
Prepaid expenses and other current assets	4,965	3,468
Total current assets	106,696	103,533
Property, plant and equipment, net	20,663	22,747
Intangible assets	3,072	3,468
Cash surrender value of life insurance policies	15,026	14,810
Other assets	4,954	4,541
Total assets	$150,411	$149,099

Liabilities and Shareholders’ Equity
Current liabilities
Trade accounts payable	$11,785	$10,425
Accrued salaries, wages and benefits	3,426	2,184
Other accrued expenses	1,111	1,953
Accrued dividends	1,077	1,077
Total current liabilities	17,399	15,639
Deferred compensation	6,242	5,868
Total liabilities	23,641	21,507

Shareholders’ equity
Common stock, no par value, 20,000 shares authorized, 10,782 and 10,775 shares issued and outstanding on each date	17,161	17,076
Retained earnings	109,000	110,073
Accumulated other comprehensive income	609	443
Total shareholders’ equity	126,770	127,592
Total liabilities and shareholders’ equity	$150,411	$149,099

See accompanying Notes to Consolidated Financial Statements.

HOOKER FURNITURE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	For The
	Fifty-Two Weeks Ended
	January 30,	January 31,	February 1,
	2011	2010	2009

Net sales	$215,429	$203,347	$261,162

Cost of sales	168,047	154,931	200,878
Casualty loss	2,208	-	-
Insurance recovery	(1,708)	-	-
Total cost of sales	168,547	154,931	200,878

Gross profit	46,882	48,416	60,284

Selling and administrative expenses	41,022	41,956	45,980

Restructuring charges (credits)	1,403	-	(951)
Goodwill and intangible asset impairment charges	396	1,274	4,914

Operating income	4,061	5,186	10,341

Other income (expense), net	108	(99)	323

Income before income taxes	4,169	5,087	10,664

Income taxes	929	2,079	3,754

Net income	$3,240	$3,008	$6,910

Earnings per share:
Basic and diluted	$0.30	$0.28	$0.62

Weighted average shares outstanding:
Basic	10,757	10,753	11,060
Diluted	10,770	10,760	11,066

Cash dividends declared per share	$0.40	$0.40	$0.40

See accompanying Notes to Consolidated Financial Statements.

HOOKER FURNITURE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For The
	Fifty-Two Weeks Ended
	January 30,	January 31,	February 1,
	2011	2010	2009
Cash flows from operating activities
Cash received from customers	$212,142	$207,819	$269,483
Cash paid to suppliers and employees	(225,857)	(169,245)	(260,372)
Insurance proceeds received on casualty loss	1,708
Income taxes paid, net	(3,938)	(1,401)	(7,219)
Interest (paid) received, net	(93)	(327)	167
Net cash (used in) / provided by operating activites	(16,038)	36,846	2,059

Cash flows from investing activities
Purchases of property, plant, and equipment	(2,010)	(1,678)	(2,271)
Acquisitions, net of cash required	-	-	(181)
Proceeds received on notes receivable	31	30	-
Proceeds from the sale of property and equipment	-	337	28
Premiums paid on life insurance policies	(767)	(556)	(14)
Proceeds received on life insurance policies	1,724	739	357
Net cash used in investing activities	(1,022)	(1,128)	(2,081)

Cash flows from financing activities
Purchases and retirement of common stock	-	-	(14,097)
Proceeds from short-term borrowing	-	4,859	-
Payments on short-term debt	-	(4,859)	-
Cash dividends paid	(4,312)	(4,309)	(4,459)
Payments on long-term debt	-	(5,218)	(2,694)
Net cash used in financing activities	(4,312)	(9,527)	(21,250)

Net (decrease) increase in cash and cash equivalents	(21,372)	26,191	(21,272)
Cash and cash equivalents at the beginning of the year	37,995	11,804	33,076
Cash and cash equivalents at the end of the year	$16,623	$37,995	$11,804

Reconciliation of net income to net cash (used in) / provided by operating activities:
Net income	$3,240	$3,008	$6,910
Depreciation and amortization	2,848	3,125	2,912
Non-cash restricted stock awards	225	81	74
Asset impairment charges	396	1,274	4,914
Restructuring charge / (credit)	1,403	-	(951)
Loss on disposal of property	118	133	154
Provision for doubtful accounts	674	1,361	2,245
(Gain) on life insurance policies	(389)	(579)	(1,576)
Deferred income taxes	(1,872)	239	(2,005)
Changes in assets and liabilities, net of effect from acquistions:
Trade accounts receivable	(2,451)	3,007	5,767
Inventories	(21,262)	24,072	(9,629)
Prepaid expenses and other current assets	(952)	(1,054)	(730)
Trade accounts payable	1,360	2,033	(4,633)
Accrued salaries, wages, and benefits	967	(34)	(669)
Accrued income taxes	(1,136)	253	(1,274)
Other accrued expenses	293	(579)	79
Deferred compensation	500	322	-
Other long-term liabilities	-	184	471
Net cash (used in) / provided by operating activities	$(16,038)	$36,846	$2,059

See accompanying Notes to Consolidated Financial Statements.

HOOKER FURNITURE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME
(In thousands, except per share data)

For the Fifty-Two Week Period Ended February 1, 2009; The Fifty-Two Week Period Ended January 31, 2010; and The
Fifty-Two Week Period Ended January 30, 2011
				Accumulated
				Other	Total
	Common Stock		Retained	Comprehensive	Shareholders'
	Shares	Amount	Earnings	Income (Loss)	Equity

Balance at February 3, 2008	11,561	$18,182	$122,835	$(191)	$140,826

Net income	-	-	6,910	-	6,910
Unrealized gain on interest rate swap	-	-	-	49	49
Unrealized gain on deferred compensation	-	-	-	407	407
Total comprehensive income					7,366
Cash dividends ($0.40 per share)	-	-	(4,459)	-	(4,459)
Restricted stock grants, net of forfeitures	10	-	-	-	-
Restricted stock compensation cost	-	74	-	-	74
Purchase and retirement of common stock	(799)	(1,261)	(12,836)	-	(14,097)
Balance at February 1, 2009	10,772	16,995	112,450	265	129,710

Net income	-	-	3,008	-	3,008
Reclassifications due to ineffective interest rate swap				142	142
Unrealized gain on deferred compensation	-	-	-	36	36
Total comprehensive income					3,186
Cash dividends paid and accrued ($0.40 per share)	-	-	(5,385)	-	(5,385)
Restricted stock grants, net of forfeitures	3	-	-	-	-
Restricted stock compensation cost	-	81	-	-	81
Balance at January 31, 2010	10,775	$17,076	$110,073	$443	$127,592

Net income	-	-	3,240	-	3,240
Unrealized gain on deferred compensation	-	-	-	166	166
Total comprehensive income					3,406
Cash dividends paid and accrued ($0.40 per share)	-	-	(4,312)	-	(4,312)
Restricted stock grants, net of forfeitures	7	-	-	-	-
Restricted stock compensation cost	-	85	-	-	85
Balance at January 30, 2011	10,782	$17,161	$109,000	$609	$126,770

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

Fair Value of Financial Instruments

The carrying value for each of our financial instruments (consisting of cash and cash equivalents, trade accounts receivable and payable, and accrued liabilities) approximates fair value because of the short-term nature of those instruments.  The fair value of our term loans, if any, are estimated based on the quoted market rates for similar debt with a similar remaining maturity.  The fair value of our interest rate swap agreement, if any, is based on market quotes from a major financial institution, taking into consideration the most recent market activity.

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

Intangible Assets

We own certain indefinite-lived intangible assets related to Bradington-Young and Sam Moore. We may acquire additional amortizable assets and/or indefinite lived intangible assets in future asset purchases or business combinations. The principal indefinite-lived intangible assets are trademarks and trade names which are not amortized but are tested for impairment annually or more frequently if events or circumstances indicate that the asset might be impaired. The fair value of our indefinite-lived intangible assets is determined based on the estimated earnings and cash flow capacity of those assets.  The impairment test consists of a comparison of the fair value of the indefinite-lived intangible assets with their carrying amount.  If the carrying amount of the indefinite-lived intangible assets exceeds their fair value, an impairment loss is recognized in an amount equal to that excess.

Trade names are tested for impairment annually as of the first day of our fiscal fourth quarter or more frequently if events or changes in circumstances indicate that the asset might be impaired.  Circumstances that could indicate a potential impairment include:

▪	a significant adverse change in the economic or business climate either within the furniture industry or the national or global economy;
▪	significant changes in demand for our products;
▪	loss of key personnel; or
▪	the likelihood that a reporting unit or significant portion of a reporting unit will be sold or otherwise disposed of.

The assumptions used to determine the fair value of our intangible assets are highly subjective, involve significant judgment and include long term growth rates, sales volumes, projected revenues, assumed royalty rates and factors used to develop an applied discount rate. If the assumptions that we use in these calculations differ from actual results, we may realize additional impairment on our intangible assets which may have a material, adverse affect on our consolidated results of operations and consolidated balance sheets.

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

Advertising

We offer advertising programs to qualified dealers under which we may provide signage, catalogs and other marketing support to our customers and may reimburse advertising and other costs incurred by our customers in connection with promoting our products.  The cost of these programs does not exceed the fair value of the benefit received.  We charge the cost of point-of-purchase materials (including signage and catalogs) to selling and administrative expense as incurred. Advertising costs charged to selling and administrative expense for fiscal years 2011, 2010 and 2009 were $2.4 million, $2.9 million and $3.1 million, respectively. The costs for other advertising allowance programs is charged against net sales.

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

Diluted earnings per share reflect the potential dilutive effect of securities that could share in our earnings.  Restricted shares awarded to non-employee members of the board of directors that have not yet vested are considered when computing diluted earnings per share.  We use the treasury stock method to determine the dilutive effect of unvested restricted stock. Shares of unvested stock under a stock-based compensation arrangement are considered options for purposes of computing diluted earnings per share and are considered outstanding as of the grant date for purposes of computing diluted earnings per share even though their exercise may be contingent upon vesting. Those stock-based awards are included in the diluted earnings per share computation even if the non-employee director may be required to forfeit the stock at some future date. Unvested restricted shares are not included in outstanding common stock in computing basic earnings per share.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of: (i) assets and liabilities, including disclosures regarding contingent assets and liabilities at the date of the financial statements; and (ii) revenue and expenses during the reported periods.  Significant items subject to such estimates and assumptions include the useful lives of fixed assets; allowance for doubtful accounts; the valuation of derivatives; deferred tax assets; fixed assets, our supplemental retirement income plan and stock-based compensation. These estimates and assumptions are based on our best judgments. We evaluate these estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, which we believe to be reasonable under the circumstances. We adjust our estimates and assumptions as facts and circumstances dictate. Illiquid credit markets and volatile equity markets have combined to increase the uncertainty inherent in such estimates and assumptions. Actual results could differ from our estimates.

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

In the notes to the consolidated financial statements, references to the:

▪	2011 fiscal year and comparable terminology mean the fiscal year that began February 1, 2010 and ended January 30, 2011;
▪	2010 fiscal year and comparable terminology mean the fiscal year that began February 2, 2009 and ended January 31, 2010; and
▪	2009 fiscal year and comparable terminology mean the fiscal year that began February 4, 2008 and ended February 1, 2009.

NOTE 3 – ALLOWANCE FOR DOUBTFUL ACCOUNTS

The activity in the allowance for doubtful accounts was:

	Fifty-Two Weeks Ended
	January 30,	January 31,	February 1,
	2011	2010	2009
Balance at beginning of year	$1,938	$2,207	$1,750
Non-cash charges to cost and expenses	674	1,361	2,070
Less uncollectible receivables written off, net of recoveries	(530)	(1,630)	(1,613)
Balance at end of year	$2,082	$1,938	$2,207

NOTE 4 – ACCOUNTS RECEIVABLE AND SHORT TERM BORROWING

	January 30,	January 31,
	2011	2010

Trade accounts receivable	$24,540	$19,442
Receivable from factor	5,212	8,390
Allowance for doubtful accounts	(2,082)	(1,938)
Accounts receivable	$27,670	$25,894

Short-term borrowing	$-	$4,859
Repayments	-	(4,859)
Short-term borrowing	$-	$-

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

A limited number of domestic upholstery accounts receivable are factored with recourse to us. The amounts of these receivables at January 30, 2011 and January 31, 2010 were $27,000 and $205,000, respectively. If the factor is unable to collect the amounts due, invoices are returned to us for collection. We include an estimate of potentially uncollectible amounts for these receivables in our calculation of our allowance for doubtful accounts.

NOTE 5 – INVENTORIES

	January 30,	January 31,
	2011	2010
Finished furniture	$63,201	$40,205
Furniture in process	639	798
Materials and supplies	9,065	7,258
Inventories at FIFO	72,905	48,261
Reduction to LIFO basis	15,467	12,085
Inventories	$57,438	$36,176

If the first-in, first-out (FIFO) method had been used in valuing all inventories, net income would have been $5.1 million in fiscal 2011, $2.2 million in fiscal 2010, and $8.1 million in fiscal 2009.

As of January 30, 2011, we held $13.2 million in inventory (approximately 8.8% of total assets) outside of the United States, in China.

NOTE 6 – PROPERTY, PLANT AND EQUIPMENT

	Depreciable Lives	January 30,	January 31,
	(In years)	2011	2010

Buildings and land improvements	15 - 30	$23,784	$23,708
Machinery and equipment	10	3,469	3,507
Furniture and fixtures	3 - 8	27,615	27,494
Other	5	4,163	4,043
Total depreciable property at cost		59,031	58,752
Less accumulated depreciation		41,169	37,603
Total depreciable property, net		17,862	21,149
Land		1,357	1,357
Construction in progress		1,444	241
Property, plant and equipment, net		$20,663	$22,747

During fiscal 2011, we recorded $1.4 million ($874,000 after tax, or $0.08 per share) in restructuring charges related to the consolidation of Bradington-Young’s Cherryville, NC manufacturing facility and offices to Hickory, NC. Of these charges, approximately $1.1 million ($703,000 after tax, or $0.07 per share) related to the write-down of the fixed assets associated with the Cherryville, NC location.

During fiscal 2010, we transitioned frame production from our Bradington-Young Woodleaf, NC plant (a leased facility) to Bradington-Young’s Cherryville, NC facility and recorded $80,000 in accelerated depreciation on fixed assets utilized at that location.

Capitalized Software Costs

Certain costs incurred in connection with developing or obtaining computer software for internal use are capitalized.  These costs are amortized over five years or less, and generally over five years.  Capitalized software is reported as a component of furniture and fixtures on our consolidated balance sheets.  The activity in capitalized software costs was:

	Fifty-Two Weeks Ended
	January 30,	January 31,	February 1,
	2011	2010	2009
Balance beginning of year	$2,493	$2,863	$3,293
Purchases	63	868	635
Amortization expense	(1,153)	(1,230)	(1,065)
Disposals		(8)	-
Balance end of year	$1,403	$2,493	$2,863

NOTE 7 – INTANGIBLE ASSETS

	January 30,	January 31,
	2011	2010
Non-amortizable Intangible Assets
Trademarks and trade names - Bradington-Young	$2,676	$2,676
Trademarks and trade names - Sam Moore	396	396
Trademarks and trade names - Opus Designs	-	396
Total trademarks and trade names	3,072	3,468

We recorded goodwill and certain intangible assets related to the acquisitions of Bradington-Young, Sam Moore and Opus Designs.  The goodwill, trademarks and trade names have indefinite useful lives and consequently are not subject to amortization for financial reporting purposes but are tested for impairment annually or more frequently if events or circumstances indicate that the asset might be impaired.  See “Note 1 – Summary of Significant Accounting Policies: Intangible Assets.”  For tax reporting purposes, goodwill and intangible assets are being amortized over 15 years on a straight line basis.

Goodwill results from business acquisitions and represents the excess of acquisition costs over the fair value of the net assets acquired.  Our goodwill was initially recorded in connection with the acquisitions of Bradington-Young and Opus Designs, which occurred when the US economy was much stronger, estimates of revenue, margin and cash flow growth were much greater, and our market capitalization was at higher levels.  Our fiscal year 2009 goodwill impairment analysis lead us to conclude that there would be no remaining implied fair value attributable to our goodwill and accordingly, we recorded a non-cash impairment charge of $3.8 million for the year ended February 1, 2009. This impairment charge is included in “goodwill and intangible asset impairment charges” in our consolidated statements of operations.

Trade names and trademarks are related to the acquisitions of Bradington-Young, Sam Moore and Opus Designs.  The circumstances that impact the valuation of goodwill could also be an indicator of impairment of trade names or trademarks, as could changes in legal circumstances, marketing plans or customer demand.  In conjunction with our evaluation of goodwill and the cash flows generated by the reporting units, we evaluated the carrying value of trade names and trademarks using the relief from royalty method, which values the trade name/trademark by estimating the savings achieved by ownership of the trade name/trademark when compared to licensing the name/mark from an independent owner.  Our trade name/trademark analyses for the last three fiscal years lead us to conclude certain of our trade names/trademarks were impaired. Consequently, we recorded impairment charges on these intangible assets as follows:

	Fifty-Two Weeks Ended
	January 30,	January 31,	February 1,
	2011	2010	2009
Trade name impairment charges:
Opus Designs	$396	$661	$-
Bradington-Young	-	613	1,111
Total trade name impairment	$396	$1,274	$1,111

These impairment charges are included in “goodwill and intangible asset impairment charges” in our line of our consolidated statements of operations.

NOTE 8 – SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

	Fifty-Two Weeks Ended
	January 30,	January 31,	February 1,
	2011	2010	2009
Restricted stock grants, net of forfeitures	$85	$81	$74

NOTE 9 – LONG-TERM DEBT AND INTEREST RATE SWAPS

On December 7, 2010, we entered into a new loan agreement with Bank of America, N.A. The new agreement replaced our prior credit agreement with the Bank of America, which was scheduled to expire on March 1, 2011.  The new agreement, which is scheduled to expire on July 31, 2013, includes the following terms:

▪	A $15.0 million unsecured revolving credit facility, up to $3.0 million of which can be used to support letters of credit;
▪	A floating interest rate, adjusted monthly, based on LIBOR, plus an applicable margin based on the ratio of our funded debt to our EBITDA (each as defined in the agreement);
▪	A quarterly unused commitment fee, based on our ratio of funded debt to EBITDA;
▪	No pre-payment penalty.

The agreement includes customary representations and warranties and requires us to comply with customary covenants, including, among other things, the following financial covenants:

▪	Maintain a tangible net worth of at least $108.0 million;
▪	Limit capital expenditures to no more than $15.0 million during any fiscal year; and
▪	Maintain a ratio of funded debt to EBITDA not exceeding 2.0:1.0.

We were in compliance with each of these financial covenants at January 30, 2011.

The loan agreement does not restrict our ability to pay cash dividends on, or repurchase, shares of our common stock, subject to complying with the financial covenants under the agreement.

As of January 30, 2011, we had an aggregate $13.1 million available under our revolving credit facility to fund working capital needs.  Standby letters of credit in the aggregate amount of $1.9 million, used to collateralize certain insurance arrangements and for imported product purchases, were outstanding under the revolving credit facility as of January 30, 2011.  There were no additional borrowings outstanding under the revolving credit facility on January 30, 2011.  Additionally, we had up to $15.0 million available to borrow against the cash surrender value of company-owned life insurance policies at January 30, 2011, with no loans outstanding.

From time-to-time we have entered into swap agreements to hedge against the potential impact of increases in interest rates on our floating-rate debt instruments.

Prior to September 1, 2010, we were party to an interest rate swap agreement that provided, in effect, a fixed interest rate of 4.1% on our former term loans. Prior to our fiscal 2010 third quarter, we accounted for our interest rate swap agreement as a cash flow hedge and recognized the fair value of the agreement on the balance sheet in shareholders’ equity under the caption “accumulated other comprehensive income.”  The related gains or losses on this instrument were recorded through comprehensive income and, accordingly, were included in accumulated other comprehensive income on the balance sheet until recognized in net income.  The gains or losses on this transaction were recognized in net income in the periods in which interest expense on our term loans (the related hedged item) were recognized in net income. In August 2009, we repaid our term loans in full. As a result, our interest rate swap no longer qualified as an effective hedge after that date. Through the remainder of the term of the interest rate swap, which terminated during our fiscal 2011 third quarter on September 1, 2010, all changes in the swap’s fair value were charged against net income (except for scheduled payments under the agreement) in the other income (expense) line of our consolidated statements of operations.

Fair Value Disclosure of Derivative Instruments

The following table provides quantitative fair value disclosures regarding our interest rate swap at January 30, 2011 and January 31, 2010:

Fair Value at Dates Indicated
		Quoted Prices in	Significant
	Carrying Value and	Active Markets	Other	Significant
	Balance Sheet Location	for Identical	Observable	Unobservable
	(Other Accrued	Instruments	Inputs	Inputs
	Expenses)	(Level 1)	(Level 2)	(Level 3)

Interest rate swap at January 30, 2011	$-		$-
Interest rate swap at January 31, 2010	(33)		(33)

	Fifty-two Weeks Ended
	January 30,	January 31,	February 1,
	2011	2010	2009
Interest rate swap:
Loss recognized in other comprehensive income	$-	$-	$(78)
Loss reclassified from accumulated other comprehensive
income into other income (expense), net		142	128
Loss recognized in other income (expense) on change
in fair value of derivative financial instrument	-	5

NOTE 10 – OTHER COMPREHENSIVE INCOME

	Fifty-Two Weeks Ended
	January 30,	January 31,	February 1,
	2011	2010	2009
Net income	$3,240	$3,008	$6,910
(Loss) on interest rate swaps	-	(26)	(126)
Less amount of swaps' fair value reclassified
to interest expense	-	118	205
Reclassification to income of cumulative
balance related to ineffective swap	-	76
Reclassification to income of unamortized
balance of swap termination payment	-	61
Unrealized gain on interest rate swaps	-	229	79
Unrealized accumulated actuarial gain on Supplemental
Retirement Income Plan (deferred compensation)	266	58	653
Other comprehensive income before tax	266	287	732
Income tax	100	109	276
Other comprehensive income, net of tax	166	178	456
Comprehensive income	$3,406	$3,186	$7,366

NOTE 11 – EMPLOYEE BENEFIT PLANS

Employee Savings Plans

We sponsor a tax-qualified 401(k) retirement plan covering substantially all employees.  This plan assists employees in meeting their savings and retirement planning goals through employee salary deferrals and discretionary employer matching contributions.  Company contributions to the plan amounted to $571,000 in fiscal 2011, $593,000 in fiscal 2010 and $617,000 in fiscal 2009.

Executive Benefits

We provide salary continuation and supplemental executive retirement benefits to certain management employees under a supplemental retirement income plan (“SRIP”).  The SRIP provides monthly payments to participants or their designated beneficiaries based on a participant’s “final average monthly earnings” and “specified percentage” participation level as defined in the plan, subject to a vesting schedule that may vary for each participant.  The benefit is payable for a 15-year period following the participant’s termination of employment due to retirement, disability or death.  In addition, the monthly retirement benefit for each participant, regardless of age, becomes fully vested and the present value of that benefit is paid to each participant in a lump sum upon a change in control of the Company as defined in the plan.  The SRIP is unfunded and all benefits are payable solely from the general assets of the Company. The actuary calculates the liability based on the actuarial present value of the vested benefits to which the employee is currently entitled, but based on the employee's expected date of separation or retirement.

Summarized plan information as of each fiscal year-end (the measurement date) is as follows:

	Fifty-Two Weeks Ended
	January 30,	January 31,
	2011	2010
Change in benefit obligation:
Beginning projected benefit obligation	$6,304	$5,780
Service cost	583	632
Interest cost	340	355
Benefits paid	(187)	(187)
Actuarial loss (gain)	(503)	(276)
Ending projected benefit obligation (funded status)	$6,537	$6,304

Accumulated benefit obligation	$6,312	$5,773

Amount recognized in the consolidated balance sheet:
Current liabilities	$435	$436
Non-current liabilities	6,102	5,868
Total	$6,537	$6,304

Other changes recognized in accumulated other comprehensive income
Net (gain) arising during period	(237)	(218)
Net periodic benefit cost	923	987
Total recognized in net periodic benefit cost and
accumulated other comprehensive income	$686	$769

	Fifty-Two Weeks Ended
	January 30,	January 31,	February 1,
	2011	2010	2009
Net periodic benefit cost
Service cost	$583	$632	$750
Interest cost	340	355	350
Net periodic benefit cost	$923	$987	$1,100

Assumptions used to determine net periodic benefit cost:
Discount rate (Moody's Composite Bond Rate)	5.5%	5.5%	6.25%
Increase in future compensation levels	4.0%	4.0%	4.0%

Estimated Future Benefit Payments:
Fiscal 2012	$435
Fiscal 2013	545
Fiscal 2014	597
Fiscal 2015	721
Fiscal 2016	721
Fiscal 2017 through Fiscal 2021	3,473

We also provide a life insurance program for certain executives.  The life insurance program provides death benefit protection for these executives during employment up to age 65.  Coverage under the program automatically terminates when the executive attains age 65 or terminates employment with us for any reason, other than death, whichever occurs first.  The life insurance policies funding this program are owned by the Company with a specified portion of the death benefits payable under those policies endorsed to the insured executives’ designated beneficiaries.

Performance Grants

On April 30, 2008, the Compensation Committee of our board of directors awarded two performance grants to certain senior executives under the Hooker Furniture Corporation 2005 Stock Incentive Plan (the “Stock Incentive Plan”).  Payments under each grant were to be based on our cumulative earnings per share (“EPS”) and average annual return on equity (“ROE”) for each grant’s designated performance and service period.  The respective performance periods for the two grants were the two fiscal-year period ended January 31, 2010 and the three fiscal-year period ended January 30, 2011.  The performance grant payout targets were not met for either performance period and, consequently, no payments were made for either of the performance grants.

The Stock Incentive Plan was originally scheduled to expire on March 30, 2010. At the Company’s 2010 annual meeting, shareholders approved an amendment and restatement of the Stock Incentive Plan, which, among other things, extended the term of the plan to June 8, 2015.

During fiscal 2011, the Compensation Committee awarded two performance grants to certain senior executives under the Stock Incentive Plan for the two fiscal-year and three fiscal-year periods ending January 29, 2012 and February 3, 2013, respectively. Payments, if any, under these performance grants will be paid in cash, shares of our common stock or a combination of both, at the discretion of the Compensation Committee.

Outstanding performance grants are classified as liabilities since the (i) settlement amount for each grant is not known until after the applicable performance period is completed and (ii) settlement of the grants may be made in common stock, cash or a combination of both.  The estimated cost of each grant is recorded as compensation expense over its performance period when it becomes probable that the EPS and ROE performance targets will be achieved.  The expected cost of the performance grants is revalued each reporting period.  As assumptions change regarding the expected achievement of target performance levels, a cumulative adjustment is recorded and future compensation expense will increase or decrease based on the currently projected performance levels.  If we determine that it is not probable that the minimum EPS and ROE performance thresholds for outstanding performance grants will be met, no further compensation cost will be recognized and any previously recognized compensation cost will be reversed. At January 30, 2011, a maximum of $1.0 million could be paid under outstanding performance grants.

As of January 30, 2011, we concluded that it was unlikely that the performance requirements for the performance grants for the two fiscal-year period ending January 29, 2012 would be met and, consequently, we reversed accruals related to those performance grants.  We have recorded $140,000 in the “deferred compensation” line in the non-current liabilities section of our consolidated balance sheets for these performance grants for the fiscal three-year period ending February 3, 2013.

NOTE 12 – SHARE-BASED COMPENSATION

The Stock Incentive Plan permits incentive awards of restricted stock, restricted stock units, stock appreciation rights and performance grants to key employees.  A maximum of 750,000 shares of the Company’s common stock is authorized for issuance under the Stock Incentive Plan.  The Stock Incentive Plan also provides for annual restricted stock awards to non-employee directors. We have issued restricted stock awards to each non-employee member of the board of directors since January 2006.

We account for these restricted stock awards as “non-vested equity shares” until the awards vest or are forfeited. Restricted stock awards to non-employee directors vest if the director remains on the board through a 36-month service period and may vest earlier upon certain events specified in the plan.  The fair value of each share of restricted stock is the market price of our stock on the date of grant. The weighted average grant-date fair value of restricted stock awards issued during fiscal 2011, fiscal 2010 and fiscal 2009 was $11.60, $12.51 and $8.12 per share, respectively

The awards outstanding as of January 30, 2011 had an aggregate grant-date fair value of $205,000, after taking vested and forfeited shares into account.  As of January 30, 2011, we have recognized non-cash compensation expense of approximately $92,000 related to these non-vested awards and $221,000 for shares that have vested.  The remaining $113,000 of grant-date fair value for restricted stock awards outstanding at January 30, 2011 will be recognized over the remaining vesting periods for these awards.

For each restricted common stock issuance, the following table summarizes the actual number of shares of restricted stock that have been issued/vested/forfeited, the weighted average issue price of those shares on the grant date, the fair value of each grant of restricted stock on the grant date, compensation expense recognized for the unvested shares of restricted stock for each grant and the remaining fair value of the unvested shares of restricted stock for each grant as of January 30, 2011:

	Whole	Grant-Date	Aggregate	Compensation	Grant-Date Fair Value
	Number of	Fair Value	Grant-Date	Expense	Unrecognized At
	Shares	Per Share	Fair Value	Recognized	January 30, 2011
Awards outstanding balance at February 3, 2008				221

Shares Issued on January 15, 2009
Issued	10,474	$8.12	85	59	26

Shares Issued on January 15, 2010
Issued	2,831	$12.51	35	14	21

Shares Issued on June 11, 2010
Issued	7,325	$11.60	85	19	66

Awards outstanding at January 30, 2011:	20,630		$205	$313	$113

NOTE 13 – EARNINGS PER SHARE

Since 2006, we have issued restricted stock awards to non-employee members of the board of directors under the Stock Plan each January, and expect to continue to grant restricted stock awards to non-employee board members annually in the future.  As of January 30, 2011, January 31, 2010, and February 1, 2009 there were 20,630, 17,640, and 19,684, shares, respectively, of restricted stock outstanding, net of forfeitures and vested shares on each date.  Restricted shares awarded that have not yet vested are considered when computing diluted earnings per share.

The following table sets forth the computation of basic and diluted earnings per share:

	Fifty-Two Weeks Ended
	January 30,	January 31,	February 1,
	2011	2010	2009

Net income	$3,240	$3,008	$6,910
Less: Dividends on unvested restricted shares	-	-	-
Net earnings allocated to unvested restricted stock	9	6	-
Earnings available for common shareholders	$3,231	$3,002	$6,910

Weighted average shares outstanding for basic earnings per share	10,757	10,753	11,060
Dilutive effect of unvested restricted stock awards	13	7	6
Weighted average shares outstanding for diluted earnings per share	10,770	10,760	11,066

Basic earnings per share	$0.30	$0.28	$0.62

Diluted earnings per share	$0.30	$0.28	$0.62

NOTE 14 – INCOME TAXES

Our provision for income taxes was as follows for the periods indicated:

	Fifty-Two Weeks Ended
	January 30,	January 31,	February 1,
	2011	2010	2009
Current expense
Federal	$2,450	$1,712	$5,630
Foreign	50	34	30
State	301	224	99
Total current expense	2,801	1,970	5,759

Deferred taxes
Federal	(1,735)	(110)	(2,237)
State	(137)	219	232
Total deferred taxes	(1,872)	109	(2,005)
Income tax expense	$929	$2,079	$3,754

The effective income tax rate differed from the federal statutory tax rate as follows for the periods indicated:

	Fifty-Two Weeks Ended
	January 30,	January 31,	February 1,
	2011	2010	2009

Income taxes at statutory rate	35.0%	35.0%	35.0%
Increase (decrease) in tax rate resulting from:
State taxes, net of federal benefit	2.2	2.5	1.9
Non-cash charitable contribution of appreciated inventory	(3.2)	(2.2)	(1.1)
Officer's life insurance	(6.8)	(3.8)	(0.9)
Captive insurance disbursement	(2.4)	-	-
Subpart F Income	2.2	3.1	-
Valuation allowance against state income tax NOL's	-	2.7	-
Penalty (FIN 48)	(4.2)	2.0	-
Other	(0.5)	1.6	0.3
Effective income tax rate	22.3%	40.9%	35.2%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities for the period indicated were:

	January 30,	January 31,
	2011	2010
Assets
Deferred compensation	$2,519	$2,377
Interest rate swaps	-	21
Allowance for bad debts	785	649
State income taxes	233	290
Restructuring	27	14
Property, plant and equipment	722	90
Intangible assets	831	927
Charitable contribution carryforward	772	445
Inventories	129
Other	191	171
Total deferred tax assets	6,209	4,984
Valuation allowance	(139)	(139)
	6,070	4,845
Liabilities
Inventories	-	527
Employee benefits	346	360
Other	-	6
Total deferred tax liabilities	346	893
Net deferred tax asset	$5,724	$3,952

As of January 30, 2011, $3.8 million of deferred income taxes was classified as “other long-term assets” and $1.9 million was classified as “other current assets” in the consolidated balance sheets.  At January 31, 2010, $3,251,000 of deferred income taxes was classified as “other long-term assets” and $701,000 was classified as “other current assets” in the consolidated balance sheets.  A valuation allowance of $139,000 was established during the fiscal year ended January 31, 2010 against certain state net operating losses being carried forward.  We expect to fully utilize the remaining deferred tax assets in future periods when the amounts become deductible.

During the fiscal year ended January 31, 2010, we sold $163,000 of state income tax credits that we were not able to use or carryforward. At January 30, 2011 and January 31, 2010, we had state income tax credit carry forwards of $104,000 and $141,000 respectively.

During fiscal 2010, the term loans associated with our current and former interest rate swap were repaid, making the swap ineffective as a cash flow hedge.  Therefore the classification of the deferred tax impact of the swap was removed from “accumulated other comprehensive income” in the fiscal 2010 consolidated balance sheet.  The related income taxes amounted to deferred expense of $0 in fiscal 2011, deferred expense of $87,000 in fiscal 2010 and deferred expense of $276,000 in fiscal 2009.

Current accounting standards prescribe a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  The guidance also addresses de-recognition, classification, interest and penalties, accounting in interim periods and disclosures.

We had no material unrecognized tax benefits at January 30, 2011 or January 31, 2010, and there were no material increases or decreases in unrecognized tax benefits during fiscal 2011, fiscal 2010 or fiscal 2009.

We have elected to classify interest and penalties recognized with respect to unrecognized tax benefits as income tax expense.  During fiscal 2010 the Internal Revenue Service assessed a late payment penalty of $100,000, which we recognized as current tax expense.  During fiscal 2011 we successfully requested to have the penalty abated.  The abatement of the penalty is reflected as a $100,000 reduction in fiscal 2011 federal income tax expense.  No interest or penalties were accrued as of January 30, 2011.

Tax years beginning January 29, 2007, through January 31, 2010 remain subject to examination by federal and state taxing authorities.

NOTE 15 –SUPPLIER COMMITMENTS

From May 2007 through September 2009, we advanced payments to, and provided financing guarantees for one of our finished goods suppliers to facilitate the supplier’s purchase of raw materials and supplies to ensure timely delivery of finished goods to us.  The balance of the advances and other miscellaneous amounts due from this supplier at January 30, 2011 and January 31, 2010 were $143,000 and $124,000, respectively, and are fully reserved. In order for the supplier to obtain additional bank financing, we issued a standby letter of credit on July 14, 2008 as security in the amount of $600,000. In conjunction with the issuance of the letter of credit, we entered into a security agreement with the supplier and the supplier’s shareholders, which provided us with a security interest in certain assets of the supplier and its shareholders. During September 2009, prior to the expiration of the letter of credit, the supplier ceased operations, and defaulted on its bank notes, and its lender drew on our $600,000 letter of credit. Subsequently, we reimbursed our letter of credit provider for the $600,000. During fiscal year 2010, we wrote down the book value of the pledged collateral to our estimate of its net realizable value of $300,000. The estimated net realizable value for the pledged collateral of $300,000 at January 30, 2011 and January 31, 2010 is recorded in the long-term section of our condensed consolidated balance sheets in “Other assets.” Based on a recent appraisal, we continue to believe that the net realizable value of $300,000 is reasonable and approximates the pledged collateral’s fair value. We unsuccessfully attempted to obtain title to the pledged collateral from the supplier’s shareholders in lieu of foreclosure. We initiated foreclosure proceedings during our fiscal 2011 fourth quarter.

NOTE 16 – RESTRUCTURING CHARGES AND ASSETS HELD FOR SALE

We have incurred significant restructuring and asset impairment charges since 2000 in connection with the closing of our domestic wood furniture manufacturing facilities and consolidation of our domestic upholstery operations.  These charges included severance and related benefits for terminated employees, asset impairment charges to write down real and personal property to fair market value (as determined based on market prices for similar assets in similar condition) less selling costs, and factory disassembly and other related costs to consolidate operations and prepare each closed facility for sale.

Pretax restructuring and asset impairment charges and credits decreased operating income by 0.6% of net sales in 2010 and increased operating income by 0.4% of net sales in fiscal 2009 and decreased operating income by 0.1% of net sales in fiscal 2008.

During fiscal 2011, we recorded $1.8 million pretax ($1.1 million after tax, or $0.10 per share) in restructuring and intangible asset impairment charges related to:

▪	the consolidation of Bradington-Young’s Cherryville, NC manufacturing facility to Hickory, NC ($1.4 million pretax, $874,000 after tax or $0.08 per share); and
▪	the write-down of our Opus Designs by Hooker trade name ($396,000 pretax, and $247,000 after tax or $0.02 per share).

During fiscal 2010, we transitioned frame production from our Bradington-Young Woodleaf, North Carolina plant (a leased facility) to Bradington-Young’s Cherryville, North Carolina facility and recorded $80,000 in accelerated depreciation on fixed assets utilized at that location.

During fiscal 2009 we recorded aggregate restructuring credits of $951,000 pretax ($592,000 after tax, or $0.05 per share) principally for:

▪	previously accrued health care benefits principally for the Martinsville and Roanoke, Va. facilities which are not expected to be paid ($834,000); and

▪	previously accrued environmental monitoring costs at the Kernersville, N.C. and Martinsville, Va. facilities, which are not expected to be paid ($117,000).

The following table sets forth the significant components of and activity related to the accrued restructuring and asset impairment charges for fiscal years 2009, 2010 and 2011:

	Severance and	Asset		Pretax	After-tax
	Related Benefits	Impairment	Other	Amount	Amount

Accrued balance at February 3, 2008	$829	$-	$193	$1,022

Restructuring credits accrued during fiscal 2009	(834)	-	(117)	(951)	$(592)
Cash payments	5	-	(31)	(26)
Accrued balance at February 1, 2009	-	-	45	45

Restructuring charges accrued during fiscal 2010
Non-cash charges	-	-	-	-
Cash payments	-	-	(7)	(7)
Accrued balance at January 31, 2010	-	-	38	38

Restructuring charges accrued during fiscal 2011	275	1,128		1,403	(874)
Non-cash charges		(1,128)
Cash payments	(112)		(7)	(119)
Accrued balance at January 30, 2011	$163	$-	$31	$1,322

Accrued restructuring charges are included in “accrued salaries, wages and benefits,” “other accrued expenses” and “other long-term liabilities” in the consolidated balance sheets.  Restructuring expenses are included in “restructuring (credits) charges” in the consolidated statements of operations. We expect the amounts recorded in fiscal 2011 will be paid by the end of the fiscal 2012 third quarter.

NOTE 17 – SEGMENT INFORMATION

We are organized in three reportable segments – casegoods, leather upholstery and fabric upholstery. However, we report our results of operations in one operating segment, due to the similarity of the nature of our products, production processes, distribution methods, types of customers and regulatory environment.

NOTE 18 – COMMITMENTS, CONTINGENCIES AND OFF BALANCE SHEET ARRANGEMENTS

We lease warehousing facilities, showroom space, and office and computer equipment under leases expiring over the next five years.  Rent expense was $2.0 million in fiscal 2011, $2.2 million in fiscal 2010, and $2.5 million in fiscal 2009.  Future minimum annual commitments under leases and operating agreements amount to $2.4 million in fiscal 2012, $2.0 million in fiscal 2013, $1.5 million in fiscal 2014, $476,000 in fiscal 2015 and $36,000 in fiscal 2016.

We had letters of credit outstanding totaling $1.9 million on January 30, 2011.  We utilize letters of credit to collateralize certain imported inventory purchases and certain insurance arrangements.

In the ordinary course of our business, we may become involved in legal proceedings involving contractual and employment relationships, product liability claims, intellectual property rights and a variety of other matters.  We do not believe that any pending legal proceedings will have a material impact on our financial position or results of operations.

NOTE 19 – CONCENTRATIONS OF SOURCING RISK

We source imported products through over 32 different vendors, from 32 separate factories, located in seven countries.  Because of the large number and diverse nature of the foreign factories from which we can source our imported products, we have some flexibility in the placement of products in any particular factory or country.

Factories located in China are an important resource for Hooker Furniture.  In fiscal year 2011, imported products sourced from China accounted for approximately 98% of import purchases, and the factory in China from which we directly source the most product accounted for approximately 47% of our worldwide purchases of imported product.  A sudden disruption in our supply chain from this factory, or from China in general, could significantly impact our ability to fill customer orders for products manufactured at that factory or in that country.

NOTE 20 – QUARTERLY DATA (Unaudited)

	Fiscal Quarter
	First	Second	Third	Fourth
2011
Net sales	$51,353	$53,377	$55,735	$54,964
Cost of sales	39,584	41,421	43,460	44,082
Gross profit	11,769	11,956	12,275	10,882
Selling and administrative expenses	10,063	10,387	10,610	9,962
Intangible asset impairment charges	-	-	-	396
Restructuring charges	-	-	-	1,403
Net income (loss)	1,074	1,178	1,170	(182)
Basic and diluted earnings per share	$0.10	$0.11	$0.11	$(0.02)

2010
Net sales	$52,063	$45,978	$52,605	$52,701
Cost of sales	40,836	36,283	39,928	37,884
Gross profit	11,227	9,695	12,677	14,817
Selling and administrative expenses	11,181	10,254	10,894	9,627
Intangible asset impairment charges (credits)	673	(60)		661
Net (loss) income	(456)	(463)	957	2,970
Basic and diluted earnings per share	$(0.04)	$(0.04)	$0.09	$0.28

During the fourth quarter of fiscal 2010, we recorded an approximate $700,000 favorable adjustment to our worker’s compensation accrual due to the exit from our captive insurance arrangement, which is reflected as a reduction of selling and administrative expenses.

Earnings per share for each fiscal quarter is derived using the weighted average number of shares outstanding during that quarter.  Earnings per share for each fiscal year is derived using the weighted average number of shares outstanding on an annual basis.  Consequently, the sum of earnings per share for the quarters of a fiscal year may not equal earnings per share for the full fiscal year.

NOTE 21 – SUBSEQUENT EVENTS

We have evaluated events that occurred subsequent to January 30, 2011 through the issuance date of our financial statements.

At its April 12, 2011 meeting, our board of directors declared a quarterly cash dividend of $0.10 per share, payable on May 27, 2011 to shareholders of record at May 13, 2011.