Form 10-Q
period 2011-05-01
HOOKER FURNITURE CORP
filed 2011-06-07
CIK 1077688

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended May 1, 2011

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of June 6, 2011

Common stock, no par value	10,782,068
(Class of common stock)	(Number of shares)

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

HOOKER FURNITURE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, including share data)
(Unaudited)

	May 1,	January 30,
	2011	2011
Assets
Current Assets
Cash and cash equivalents	$19,993	$16,623
Accounts receivable, less allowance for doubtful accounts of $2,103 and $2,082, respectively	29,134	27,670
Inventories	49,441	57,438
Prepaid expenses and other current assets	5,987	4,965
Total current assets	104,555	106,696
Property, plant and equipment, net	21,000	20,663
Intangible assets	3,072	3,072
Cash surrender value of life insurance policies	14,887	15,026
Other assets	4,925	4,954
Total assets	$148,439	$150,411

Liabilities and Shareholders' Equity
Current Liabilities
Trade accounts payable	$10,629	$11,785
Accrued salaries, wages and benefits	2,475	3,426
Other accrued expenses	1,678	1,111
Accrued dividends	1,078	1,077
Total current liabilities	15,860	17,399
Deferred compensation	6,399	6,242
Total liabilities	22,259	23,641

Shareholders' equity
Common stock, no par value, 20,000 shares authorized, 10,782 shares issued and oustanding on each date	17,178	17,161
Retained earnings	108,444	109,000
Accumulated other comprehensive income	558	609
Total shareholders' equity	126,180	126,770
Total liabilities and shareholders' equity	$148,439	$150,411

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

HOOKER FURNITURE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Thirteen Weeks Ended
	May 1,	May 2,
	2011	2010

Net sales	$58,393	$51,353

Cost of sales	47,360	39,084
Casualty loss	-	2,025
Insurance recovery	-	(1,525)
Total cost of sales	47,360	39,584

Gross profit	11,033	11,769

Selling and administrative expenses	10,286	10,063

Operating income	747	1,706

Other income, net	54	12

Income before income taxes	801	1,718

Income tax expense	278	644

Net income	$523	$1,074

Earnings per share
Basic	$0.05	$0.10
Diluted	$0.05	$0.10

Weighted average shares outstanding:
Basic	10,761	10,757
Diluted	10,778	10,767

Cash dividends declared per share	$0.10	$0.10

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

HOOKER FURNITURE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Thirteen Weeks Ended
	May 1,	May 2,
	2011	2010
Cash flows from operating activities
Cash received from customers	$56,963	$52,427
Cash paid to suppliers and employees	(51,595)	(50,378)
Insurance procceds received on casualty loss	-	500
Income taxes applied / (paid), net	204	(227)
Interest received / (paid), net	23	(45)
Net cash provided by operating activities	5,595	2,277

Cash flows from investing activities
Purchase of property, plant and equipment	(969)	(198)
Other	6	-
Proceeds from the sale of property and equipment	3	5
Premiums paid on company-owned life insurance	(187)	(255)
Net cash used in investing activities	(1,147)	(448)

Cash flows from financing activities
Cash dividends paid	(1,078)	(1,077)
Net cash used in financing activities	(1,078)	(1,077)

Net increase in cash and cash equivalents	3,370	752
Cash and cash equivalents at the beginning of the period	16,623	37,995
Cash and cash equivalents at the end of the period	$19,993	$38,747

Reconciliation of net income to net cash provided by operating activities:
Net income	$523	$1,074
Depreciation and amortization	632	748
Non-cash restricted stock awards and performance grants	(123)	15
Gain on the disposal of property	(3)	-
Restructuring credit	(129)	-
Provision for doubtful accounts	187	(329)
Deferred income taxes	(312)	(159)
Changes in assets and liabilities:
Trade accounts receivable	(1,651)	1,835
Inventories	7,997	(2,365)
Prepaid expenses and other current assets	(330)	(30)
Trade accounts payable	(1,156)	279
Accrued salaries, wages, and benefits	(789)	381
Accrued income taxes	794	576
Other accrued expenses	(260)	59
Deferred compensation	215	193
Net cash provided by operating activties	$5,595	$2,277

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

HOOKER FURNITURE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar and share amounts in tables, except per share amounts, in thousands unless otherwise indicated)
(Unaudited)
For the Thirteen Weeks Ended May 1, 2011

1.             Preparation of Interim Financial Statements

The condensed consolidated financial statements of Hooker Furniture Corporation and subsidiaries (referred to as “we,” “us,” “our,” “Hooker” or the “Company”) have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”).  In the opinion of management, these statements include all adjustments necessary for a fair statement of the results of all interim periods reported herein.  All such adjustments are of a normal recurring nature.  Certain information and footnote disclosures prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) are condensed or omitted pursuant to SEC rules and regulations.  However, we believe that the disclosures made are adequate for a fair presentation of our results of operations and financial position.  Operating results for the interim periods reported herein may not be indicative of the results expected for the fiscal year.  These financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in our annual report on Form 10-K for the fiscal year ended January 30, 2011.

The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect both the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from our estimates.

The financial statements contained herein are being filed as part of a quarterly report on Form 10-Q covering the thirteen-week period (also referred to as “three months,” “three-month period,” “quarter” or “quarterly period”) that began January 31, 2011 and ended on May 1, 2011.  These financial statements also include the thirteen-week period that began February 1, 2010 and ended on May 2, 2010.

References in these notes to the condensed consolidated financial statements of the Company to:

▪	the 2012 fiscal year and comparable terminology mean the fiscal year that began January 31, 2011 and will end January 29, 2012; and

▪	the 2011 fiscal year and comparable terminology mean the fiscal year that began February 1, 2010 and ended January 30, 2011.

2.             Inventories

	May 1,	January 30,
	2011	2011

Finished furniture	$56,306	$63,201
Furniture in process	759	639
Materials and supplies	7,914	9,065
Inventories at FIFO	64,979	72,905
Reduction to LIFO basis	15,538	15,467
Inventories	$49,441	$57,438

3.             Property, Plant and Equipment

	May 1,	January 30,
	2011	2011
Buildings and land improvements	$23,933	$23,784
Machinery and equipment	3,677	3,469
Furniture and fixtures	27,789	27,615
Other	4,218	4,163
Total depreciable property at cost	59,617	59,031
Less accumulated depreciation	41,768	41,169
Total depreciable property, net	17,849	17,862
Land	1,357	1,357
Construction in progress	1,794	1,444
Property, plant and equipment, net	$21,000	$20,663

4.             Intangible Assets

	May 1,	January 30,
	2011	2011
Non-amortizable Intangible Assets
Trademarks and trade names - Bradington-Young	$2,676	$2,676
Trademarks and trade names - Sam Moore	396	396
Total trademarks and tradenames	$3,072	$3,072

5.             Accounts Receivable

	May 1,	January 30,
	2011	2011

Trade accounts receivable	$24,440	$24,540
Receivable from factor	6,797	5,212
Allowance for doubtful accounts	(2,103)	(2,082)
Accounts receivable	$29,134	$27,670

“Receivable from factor” represents amounts due with respect to factored accounts receivable. We factor substantially all of our upholstery division accounts receivable without recourse to us.

Under our factoring agreement entered into on July 15, 2009, invoices for upholstery products are generated and transmitted to our customers, with copies to the factor on a daily basis, as products are shipped to our upholstery customers.  The factor collects the amounts due and remits collected funds, less factoring fees, to us semi-weekly. We retain ownership of the accounts receivable until the invoices are 90 days past due. At that time, the factor pays us the net invoice amount, less factoring fees and takes ownership of the accounts receivable. The factor is then entitled to collect the invoices on its own behalf and retain any subsequent remittances. The invoiced amounts are reported as accounts receivable on our condensed consolidated balance sheets when the merchandise is shipped to our customer until payment is received from the factor.

A limited number of our upholstery accounts receivable are factored with recourse to us. The amounts of these receivables at May 1, 2011 and January 30, 2011 were $45,000 and $27,000, respectively. If the factor is unable to collect the amounts due, invoices are returned to us for collection. We include an estimate for these potentially uncollectible receivables in our calculation of our allowance for doubtful accounts.

6.            Other Comprehensive Income

	Thirteen Weeks Ended
	May 1,	May 2,
	2011	2010
Net income	$523	$1,074
Portion of accumulated acturial gain on supplemental retirement income plan reclassified to deferred compensation expense	(82)	(59)
Other comprehensive loss before tax	(82)	(59)
Income tax benefit	31	22
Other comprehensive loss, net of tax	(51)	(37)
Comprehensive net income	$472	$1,037

7.           Earnings Per Share

Since 2006, we have issued restricted stock awards to non-employee members of the board of directors under our stock incentive plan annually and expect to continue to grant these awards to non-employee board members.  These awards vest if the director remains on the board through a 36-month service period and may vest earlier upon certain events specified in the plan. As of both May 1, 2011 and January 30, 2011 there were 20,630 shares of unvested restricted stock outstanding, net of forfeitures and vested shares on each date.  Restricted shares awarded that have not yet vested are considered when computing diluted earnings per share.

The following table sets forth the computation of basic and diluted earnings per share:

	Thirteen Weeks Ended
	May 1,	May 2,
	2011	2010

Net income	$523	$1,074
Less: Unvested participating restricted stock dividends	2	2
Net earnings allocated to unvested participating restricted stock	1	1
Earnings available for common shareholders	520	1,071

Weighted average shares outstanding for basicearnings per share	10,761	10,757
Dilutive effect of unvested restricted stock awards	17	10
Weighted average shares outstanding for diluted earnings per share	10,778	10,767

Basic earnings per share	$0.05	$0.10

Diluted earnings per share	$0.05	$0.10

8.             Long Term Debt

As of May 1, 2011, we had an aggregate $13.1 million available under our $15.0 million revolving credit facility to fund working capital needs.  Standby letters of credit in the aggregate amount of $1.9 million, used to collateralize certain insurance arrangements and for imported product purchases, were outstanding under our revolving credit facility as of May 1, 2011.  There were no additional borrowings outstanding under the revolving credit facility on May 1, 2011.  Any principal outstanding under the revolving credit facility is due July 31, 2013.

9.             Employee Benefit Plans

We maintain a supplemental retirement income plan (“SRIP”) for certain former and current executives. The liability for the SRIP at May 1, 2011 and January 30, 2011 was $6.8 million and $6.5 million, respectively, and is shown in our condensed consolidated balance sheets as follows:

	May 1,	January 30,
	2011	2011

Accrued salaries, wages and benefits (current portion)	$435	$435
Deferred compensation (long-term portion)	6,399	6,102
Total liability	$6,834	$6,537

Components of net periodic benefit cost for the SRIP are included in our condensed consolidated statements of operations under selling and administrative expenses:

	Thirteen Weeks Ended
	May 1,	May 2,
	2011	2010
Net periodic benefit cost
Service cost	$131	$146
Interest cost	84	85
Actuarial gain	(81)	(59)
Net periodic benefit cost	$134	$172

10.           Income Taxes

We recorded income tax expense of $278,000 in the fiscal 2012 first quarter compared to $644,000 for the same period last fiscal year.  The effective income tax rate for each quarter was 34.7% and 37.5% respectively.  The 2.8% reduction in the effective tax rate can be attributed to an increase in the additional tax deduction for contributions of appreciated property (1.8% benefit) and receipt of a distribution from our former captive insurance arrangement that was treated as income on the books, but as a return of capital for tax purposes (0.8% benefit).

11.           Subsequent Events

We have evaluated events that occurred subsequent to May 1, 2011 through the financial statement issuance date.

Dividends

At its June 7, 2011 meeting, our board of directors declared a quarterly cash dividend of $0.10 per share, payable on August 26, 2011 to shareholders of record at August 12, 2011.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This quarterly report on Form 10-Q includes our unaudited condensed consolidated financial statements for the thirteen-week period (also referred to as “three months,” “three-month period,” “quarter” or “quarterly period”) that began January 31, 2011 and ended on May 1, 2011.  This report discusses our results of operations for this period compared to the fiscal year 2011 thirteen-week first quarter that began on February 1, 2010 and ended on May 2, 2010; and our financial condition as of May 1, 2011 compared to January 30, 2011.

References in this report to:

▪	the 2012 fiscal year and comparable terminology mean the fiscal year that began January 31, 2011 and will end January 29, 2012; and

▪	the 2011 fiscal year and comparable terminology mean the fiscal year that began February 1, 2010 and ended January 30, 2011.

Nature of Operations

Incorporated in Virginia in 1924, Hooker Furniture Corporation (the “Company”, “we”, “us”, and “our”) is a home furnishings marketing and logistics company offering worldwide sourcing of residential casegoods and upholstery, as well as domestically-produced custom leather and fabric upholstery. We are ranked among the nation’s top 10 largest publicly traded furniture sources, based on 2010 shipments to U.S. retailers, according to Furniture/Today, a leading trade publication.  We are a key resource for residential wood and metal furniture, commonly referred to as casegoods, and upholstered furniture.  Our major casegoods product categories include home entertainment, home office, accent, dining and bedroom furniture under the Hooker Furniture brand, and youth furniture sold under the Opus Designs by Hooker brand.  Our residential upholstered seating companies include Hickory, N.C.-based Bradington-Young, LLC, a specialist in upscale motion and stationary leather furniture, and Bedford, Va.-based Sam Moore Furniture LLC, a specialist in upscale occasional chairs with an emphasis on cover-to-frame customization.  An extensive selection of designs and formats along with finish and cover options in each of these product categories makes us a comprehensive residential furniture resource, primarily for retailers targeting the medium and upper-medium price range.  Our principal customers are retailers of residential home furnishings who are broadly dispersed throughout the United States and Canada, as well as an important, growing international customer base.  Customers include independent furniture stores, specialty retailers, department stores, catalog and internet merchants, interior designers and national and regional chains.

Overview

Home furnishings purchases are largely postponable. They are influenced by an array of factors, including:

▪	disposable income,
▪	consumer confidence,
▪	consumer tastes and fashion trends,
▪	cost and availability of consumer credit,
▪	energy and other commodity prices and
▪	housing and mortgage markets.

Our industry has been impacted by low levels of consumer confidence and a weak housing market since the fall of 2006.  By late 2008, this malaise, exacerbated by weak credit markets, had spread to the broader U.S. economy.  As a result, the residential home furnishings industry has experienced an unprecedented decline in demand for its products.  Discretionary purchases of furniture, particularly at the middle and upper-middle price points where we compete, have been highly affected by low consumer confidence.  Current economic factors, such as high unemployment and difficult housing and mortgage markets, have resulted in a weak retail environment for home furnishings and related purchases.  Our domestic upholstery operations, which have significantly higher overhead and fixed costs than our import model, have been particularly affected by the decline in demand for home furnishings and continue to struggle to return to profitability. Our lower overhead, variable-cost import business model has driven our profitability over the last few years and provides us with the flexibility to respond to changing demand by adjusting inventory purchases from suppliers.

Year-over-year net quarterly sales increases continued through the fiscal year 2012 first quarter, marking the fourth consecutive quarter of year-over-year net sales increases. Casegoods net sales increased nearly 22.0% from the prior-year quarter. Upholstery net sales were essentially flat to the prior-year quarter, when we had a nearly 26.0% increase in net sales.

The following are the principal factors that impacted our results of operations during the three month period ended May 1, 2011:

▪
Net sales increased by $7.0 million, or 13.7%, to $58.4 million compared to net sales of $51.4 million during the fiscal year 2011 first quarter.  This increase reflects both significantly higher year-over-year order rates and unit volume increases in our casegoods division.

▪
Gross margins declined compared to the fiscal 2011 first quarter, primarily due to increased product discounting, increased costs (primarily freight) in products shipped and higher returns and allowances during the quarter.

▪
Selling and administrative expenses increased in absolute terms, but decreased as a percentage of sales compared to the corresponding fiscal year 2011 period, primarily as a result of higher commissions due to higher sales and higher contribution expense, partially offset by lower salary and benefits expense.

▪	Operating income was $747,000, or 1.3% of net sales, principally due to the previously mentioned increases in product discounting, cost of goods sold and returns and allowances.

Results of Operations

The following table sets forth the percentage relationship to net sales of certain items included in the condensed consolidated statements of operations included in this report.

	Thirteen Weeks Ended
	May 1,	May 2,
	2011	2010
Net sales	100.0%	100.0%
Cost of sales	81.1	76.1
Casualty loss	-	3.9
Insurance recovery	-	(2.9)
Total cost of sales	81.1	77.1
Gross profit	18.9	22.9
Selling and administrative expenses	17.6	19.6
Operating income	1.3	3.3
Other income, net	0.1	-
Income before income taxes	1.4	3.3
Income tax expense	0.5	1.2
Net income	0.9	2.1

Fiscal 2012 First Quarter Compared to Fiscal 2011 First Quarter

Net sales for the fiscal year 2012 first quarter increased $7.0 million, or 13.7% to $58.4 million from $51.4 million for the fiscal 2011 first quarter. This increase was principally due to higher unit volume, partially offset by lower average selling prices, which resulted from higher product discounting and the mix of products sold.

Consolidated unit volume increased nearly 20.0% compared to the fiscal 2011 first quarter, with casegoods unit volume leading the way with a nearly 26.0% increase and upholstered fabric and upholstered leather furniture showing unit volume increases of approximately 7.0% and 4.0%, respectively.

Overall, average selling prices decreased approximately 4.0% during the fiscal year 2012 first quarter compared to the fiscal year 2011 first quarter, primarily due to increased product discounting. Upholstered leather furniture and casegoods average selling prices decreased approximately 7.0% and 3.0%, respectively, primarily due to increased product discounting, while fabric upholstered furniture average selling prices increased by approximately 2.0%, primarily due to price increases implemented during the fiscal 2011 fourth quarter.

Overall, gross profit margin decreased to 18.9% of net sales in the fiscal 2012 first quarter compared to 22.9% in the fiscal 2011 first quarter. The decline was mainly the result of increased product discounting, due to a focused effort to reduce overstocked inventory, higher cost inventory due to higher freight rates last year and increased returns and allowances during the quarter. Product discounting increased to $3.9 million compared to $1.4 million in the prior-year period. Returns and allowances increased to $1.4 million from $674,000 in the prior-year period. Casegoods gross margins decreased to 21.7% in the fiscal 2012 first quarter as compared to 28.8% for the fiscal 2011 first quarter, primarily due to increased levels of product discounting and increased returns and allowances and, to a lesser degree, to higher freight costs on imported casegoods compared to the fiscal 2011 first quarter.  In addition, fiscal 2011 first quarter results include a charge to cost of sales of $500,000, which represents our insurance deductible for a casualty loss related to a distribution center fire during the prior-year quarter. Gross margins for upholstered furniture were essentially flat at 12.9% compared to the prior-year quarter.

Selling and administrative expenses increased in absolute terms by $223,000 to $10.3 million for the fiscal 2012 first quarter, compared to $10.1 million for the fiscal 2011 first quarter.  As a percentage of net sales, selling and administrative expenses decreased to 17.6% from 19.6% in the corresponding prior-year quarter. The absolute spending increases were primarily due to:

▪	Higher commissions due to increased sales; and
▪	Increased contribution expense, due to increased furniture donations to qualified charities.

These increased expenses were partially offset by decreases in:
▪	salary expense, due to realignments in our officer group;
▪	benefits expense, due to an insurance gain of $610,000 on Company-owned life insurance due to the death of a former executive during the quarter; and
▪	lower compensation expense, due to a reduction to the accrual for officers’ long-term performance grant awards.

Operating profitability for the fiscal 2012 first quarter decreased compared to the fiscal 2011 first quarter, primarily reflecting the lower gross profit margins resulting from the previously mentioned increases in product discounting and sales returns and allowances.

As a result, we realized operating income for the fiscal year 2012 first quarter of $747,000, or 1.3% of net sales, compared to operating income of $1.7 million, or 3.3% of net sales, in the fiscal year 2011 first quarter.

We recorded income tax expense of $278,000 for the fiscal 2012 first quarter compared to an income tax expense of $644,000 for the fiscal year 2011 first quarter.  Our effective tax rate decreased to 34.7% for the fiscal year 2012 first quarter from 37.5% for the fiscal year 2011 first quarter, primarily due to an increase in the additional tax deduction for contributions of appreciated property (1.8% benefit) and receipt of a distribution from our former captive insurance arrangement that was treated as income on the books, but as a return of capital for tax purposes (0.8% benefit).

Fiscal year 2012 first quarter net income was $523,000, or $0.05 per share, compared to $1.1 million, or $0.10 per share, in the fiscal year 2011 first quarter.

Although we report operating results in one operating segment on a consolidated basis, we are providing the following information for our two divisions because we believe it helps supplement the information provided in our financial statements:

	Thirteen Weeks Ended
	May 1, 2011		May 2, 2010
	Millions of $	% of Division Net Sales	Millions of $	% of Division Net Sales
Net Sales
Case Goods	39.7		32.6
Upholstery	18.7		18.7
Total	58.4		51.4

Gross Profit
Case Goods	8.6	21.7%	9.4	28.8%
Upholstery	2.4	12.9%	2.4	12.7%
Total	11.0	18.9%	11.8	22.9%

Operating Income (loss)
Case Goods	1.8	4.6%	2.7	8.4%
Upholstery	(1.1)	-5.7%	(1.0)	-5.5%
Total	0.7	1.3%	1.7	3.3%

Outlook

The fiscal 2012 first quarter marked the fourth consecutive quarter of year-over-year quarterly net sales increases. The significance of the sales increase is somewhat tempered due to constrained sales during the prior-year quarter because of production and shipping bottlenecks on our imported products. However, we are cautiously optimistic on the remainder of fiscal year 2012 and expect to grow through continued market share gains. However, competition for consumer discretionary dollars remains intense, as declining home values, high unemployment, high consumer debt loads and rising inflation continue to stifle consumer confidence.

We expect our margins to be adversely impacted by:

▪
similar levels of product discounting in the fiscal 2012 second quarter (and also in the fiscal 2012 third quarter, but to a lesser extent) to those experienced during the fiscal 2012 first quarter, as we rationalize our product offerings and work to sell excess inventory;

▪	higher prices for imported goods from Asia, primarily due to wage inflation in China and the strengthening Chinese currency; and
▪	higher prices on many raw materials used in domestic manufacturing due to increased leather costs and increased petroleum prices and other commodity prices, such as cotton and steel.

In light of current conditions, we are continuing to focus on:

▪	controlling costs;
▪	adjusting our product pricing on our main-line products in order to stabilize margins;
▪	achieving proper inventory levels, while maximizing product availability on best-selling items;
▪	pursuing additional distribution channels and offering an array of new products and designs, which we believe will help generate additional sales growth; and
▪	upgrading and refining our information systems capabilities to support our business.

Additionally, our domestic upholstery manufacturing operations have been particularly affected by the prolonged sales downturn due to higher fixed overhead costs.  To mitigate the impact of these sales declines, in addition to the initiatives mentioned above, we are continuing to streamline our domestic upholstery operations, by improving efficiency and reducing overhead and evaluating our operating costs to better match costs to current sales volume levels.

Financial Condition, Liquidity and Capital Resources

Balance Sheet and Working Capital

Net working capital (current assets less current liabilities) decreased by $602,000 or less than 1.0%, to $88.7 million as of May 1, 2011, from $89.3 million at the end of fiscal 2011. This net decrease reflects decreases of $2.1 million in current assets and $1.5 million in current liabilities.  Our working capital ratio (the relationship between our current assets and current liabilities) improved to 6.6:1 at May 1, 2011 compared to 6.1:1 at January 30, 2011. Other than obligations for deferred compensation, we had no long-term debt at either May 1, 2011 or January 30, 2011.

The decrease in current assets was principally due to a decrease of $8.0 million in inventories, partially offset by increases of $3.4 million in cash and cash equivalents, $1.5 million in accounts receivable and $1.0 million in prepaid expenses and other current assets. Inventories decreased as a result of a focused effort to reduce excess and obsolete inventory levels and due to increased sales. The increase in cash and cash equivalents reflects the reduction in inventories, partially offset by higher accounts receivable, due to higher sales, and increased prepaid expenses and other current assets, due to a $1.2 million receivable for proceeds on Company-owned life insurance from the death of a former executive.

The decrease in current liabilities is primarily due to a $1.2 million decrease in accounts payable, due to lower inventory purchases, and a $951,000 decrease in accrued salaries, wages and benefits, primarily due to lower accrued salaries. The decline in accrued salaries reflects the timing of the accrual for the final fiscal year 2011payroll. These decreases were partially offset by a $567,000 increase in income taxes payable, reflected under other accrued expenses, due to the accrual for estimated fiscal 2012 income taxes.

Cash Flows – Operating, Investing and Financing Activities

During the three months ended May 1, 2011, cash generated from operations of $5.6 million funded an increase in cash and cash equivalents of $3.4 million, cash dividends of $1.1 million, capital expenditures of $969,000 related to our business operating systems and facilities and premiums paid on Company-owned life insurance policies of $187,000.

In comparison, during the three months ended May 2, 2010, cash generated from operations of $2.3 million, including insurance proceeds related to our casualty loss due to a fire at one of our distribution facilities of $500,000, funded cash dividends of $1.1 million, an increase in cash and cash equivalents of $752,000, payments to remediate the casualty loss of $586,000, premiums paid on Company-owned life insurance policies of $255,000 and capital expenditures to maintain and enhance our business operating systems and facilities of $198,000.

We used $1.1 million of cash for investing activities during the first three months of fiscal year 2012, compared to $448,000 during the three-month period ended May 2, 2010.  During the first three months of fiscal year 2012, we used $969,000 to purchase property, plant and equipment and pay premiums of $187,000 on Company-owned life insurance.  During the first three months of fiscal year 2011, we paid premiums of $255,000 on Company-owned life insurance and used $198,000 to purchase property, plant and equipment.

We used $1.1 million of cash to pay dividends in each of the fiscal year 2012 and fiscal year 2011 first quarters.

Loan Agreement

The loan agreement for our revolving credit facility~~,~~ requires us to comply with customary covenants, including, among other things, the following financial covenants:

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

We were in compliance with our loan agreement covenants as of May 1, 2011.

Liquidity, Financial Resources and Capital Expenditures

As of May 1, 2011, we had an aggregate $13.1 million available under our $15.0 million revolving credit facility to fund working capital needs.  Standby letters of credit in the aggregate amount of $1.9 million, used to collateralize certain insurance arrangements and for imported product purchases, were outstanding under our revolving credit facility as of May 1, 2011.  There were no additional borrowings outstanding under the revolving credit facility on May 1, 2011.  Any principal outstanding under the credit line is due July 31, 2013.  Additionally, at May 1, 2011 up to $14.9 million was available to borrow against the cash surrender value of Company-owned life insurance policies.

We believe that we have the financial resources needed to meet our business requirements for the foreseeable future, including capital expenditures and working capital. Our primary sources of liquidity include cash flow from operations, our $15.0 million revolving credit facility, the factoring arrangement for our upholstery division accounts receivable and the ability to borrow against the cash surrender value of our Company-owned life insurance policies. Cash flow from operations is highly dependent on incoming order rates and our operating performance.  We expect to spend $2.0 million to $4.0 million in capital expenditures related to our business operating systems and facilities during the remainder of fiscal year 2012.

Critical Accounting Policies

There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, included in our fiscal 2011 annual report on Form 10-K.

Forward-Looking Statements

Certain statements made in this report, including under “Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in the notes to the condensed consolidated financial statements included in this report, are not based on historical facts, but are forward-looking statements.  These statements reflect our reasonable judgment with respect to future events and typically can be identified by the use of forward-looking terminology such as “believes,” “expects,” “projects,” “intends,” “plans,” “may,” “will,” “should,” “would,” “could”  or “anticipates,” or the negative thereof, or other variations thereon, or comparable terminology, or by discussions of strategy.  Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements.  Those risks and uncertainties include but are not limited to:

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk from foreign currency exchange rates, which could impact our results of operations or financial condition.  We manage our exposure to this risk through our normal operating activities.

For imported products, we generally negotiate firm pricing denominated in U.S. Dollars with our foreign suppliers, typically for periods of at least one year.  We accept the exposure to exchange rate movements beyond these negotiated periods. We do not use derivative financial instruments to manage this risk, but could choose to do so in the future.  Most of our imports are purchased from suppliers located in China.  The Chinese currency now floats within a limited range in relation to the U.S. Dollar, resulting in additional exposure to foreign currency exchange rate fluctuations.

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

Amounts outstanding under our revolving credit facility would bear interest at variable rates. In the past, we have entered into swap agreements to hedge against the potential impact of increases in interest rates on our floating-rate debt instruments. There was no outstanding balance under our revolving credit facility as of May 1, 2011, other than standby letters of credit in the amount of $1.9 million.  Therefore, a fluctuation in market interest rates of one percentage point (or 100 basis points) would not have a material impact on our results of operations or financial condition.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended May 1, 2011.  Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to the Company’s management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure and are effective to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Control

There have been no changes in our internal control over financial reporting during the fiscal quarter ended May 1, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 6.  Exhibits

3.1
Amended and Restated Articles of Incorporation of the Company, as amended March 28, 2003 (incorporated by reference to Exhibit 3.1 of the Company’s Form 10-Q (SEC File No. 000-25349) for the quarter ended February 28, 2003)

3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Form 10-Q (SEC File No. 000-25349) for the quarter ended August 31, 2006)

4.1	Amended and Restated Articles of Incorporation of the Company (See Exhibit 3.1)

4.2	Amended and Restated Bylaws of the Company (See Exhibit 3.2)

10.1**	Summary of Fiscal 2012 Base Salary and Annual Cash Incentive Compensation for Named Executive Officers

31.1*	Rule 13a-14(a) Certification of the Company’s principal executive officer

31.2*	Rule 13a-14(a) Certification of the Company’s principal financial officer

32.1*
Rule 13a-14(b) Certification of the Company’s principal executive officer and principal financial officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*#
The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended May 1, 2011, formatted in Extensible Business Reporting Language (“XBRL”): (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of operations, (iii) condensed consolidated statements of cash flows, and (iv) the notes to the condensed consolidated financial statements, tagged as blocks of text

____________
  *Filed herewith
** Management contract or compensatory plan.
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

HOOKER FURNITURE CORPORATION

Date: June 7, 2011	By:	/s/ Paul A. Huckfeldt
Paul A. Huckfeldt
Vice President – Finance and Accounting and Chief Financial Officer