Form 10-Q
period 2011-07-31
HOOKER FURNITURE CORP
filed 2011-09-07
CIK 1077688

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 31, 2011

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

Large accelerated Filer ☐	Accelerated filer ☒
Non-accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of September 6, 2011

Common stock, no par value	10,793,233
(Class of common stock)	(Number of shares)

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

HOOKER FURNITURE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, including share data)

(Unaudited)
	July 31,	January 30,
	2011	2011

Assets
Current Assets
Cash and cash equivalents	$30,427	$16,623
Accounts receivable, less allowance for doubtful accounts of $1,828 and $2,082, respectively	26,414	27,670
Inventories	42,108	57,438
Prepaid expenses and other current assets	5,018	4,965
Total current assets	103,967	106,696
Property, plant and equipment, net	21,279	20,663
Intangible assets	3,072	3,072
Cash surrender value of life insurance policies	15,482	15,026
Other assets	5,017	4,954
Total assets	$148,817	$150,411

Liabilities and Shareholders' Equity
Current Liabilities
Trade accounts payable	$9,386	$11,785
Accrued salaries, wages and benefits	2,816	3,426
Other accrued expenses	2,284	1,111
Accrued dividends	1,078	1,077
Total current liabilities	15,564	17,399
Deferred compensation	6,533	6,242
Total liabilities	22,097	23,641

Shareholders' equity
Common stock, no par value, 20,000 shares authorized, 10,793 and 10,782 shares issued and outstanding on each date, respectively	17,200	17,161
Retained earnings	109,013	109,000
Accumulated other comprehensive income	507	609
Total shareholders' equity	126,720	126,770
Total liabilities and shareholders' equity	$148,817	$150,411

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

HOOKER FURNITURE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 31,	August 1,	July 31,	August 1,
	2011	2010	2011	2010

Net sales	$55,574	$53,377	$113,967	$104,730

Cost of sales	43,411	41,421	90,771	80,505
Casualty loss	-	183	-	2,208
Insurance recovery	-	(183)	-	(1,708)
Total cost of sales	43,411	41,421	90,771	81,005

Gross profit	12,163	11,956	23,196	23,725

Selling and administrative expenses	9,669	10,387	19,955	20,450

Operating income	2,494	1,569	3,241	3,275

Other income, net	27	44	81	56

Income before income taxes	2,521	1,613	3,322	3,331

Income tax expense	875	435	1,153	1,079

Net income	$1,646	$1,178	$2,169	$2,252

Earnings per share
Basic	$0.15	$0.11	$0.20	$0.21
Diluted	$0.15	$0.11	$0.20	$0.21

Weighted average shares outstanding:
Basic	10,761	10,757	10,761	10,757
Diluted	10,784	10,768	10,785	10,767

Cash dividends declared per share	$0.10	$0.10	$0.20	$0.20

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

HOOKER FURNITURE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Twenty-Six Weeks Ended
	July 31,	August 1,
	2011	2010
Cash flows from operating activities
Cash received from customers	$115,290	$102,047
Cash paid to suppliers and employees	(96,924)	(107,059)
Insurance proceeds received on casualty loss	-	1,350
Income taxes paid, net	(115)	(1,863)
Interest received / (paid), net	20	(54)
Net cash provided by / (used in) operating activities	18,271	(5,579)

Cash flows from investing activities
Purchase of property, plant and equipment	(1,871)	(382)
Proceeds received on notes issued for the sale of property, plant and equipment	17	18
Proceeds from the sale of property and equipment	3	-
Premiums paid on company-owned life insurance	(1,020)	(1,195)
Proceeds received on officers' life insurance	560	1,102
Net cash used in investing activities	(2,311)	(457)

Cash flows from financing activities
Cash dividends paid	(2,156)	(2,155)
Net cash used in financing activities	(2,156)	(2,155)

Net increase / (decrease) in cash and cash equivalents	$13,804	$(8,191)
Cash and cash equivalents at the beginning of the period	16,623	37,995
Cash and cash equivalents at the end of the period	$30,427	$29,804

Reconciliation of net income to net cash provided by / (used in) operating activities:
Net income	$2,169	$2,252
Depreciation and amortization	1,255	1,500
Non-cash restricted stock awards and performance grants	(101)	34
Provision for doubtful accounts	705	100
Deferred income taxes	(346)	(787)
Gain on disposal of property	(3)	-
Changes in assets and liabilities:
Trade accounts receivable	551	(1,551)
Inventories	15,330	(10,779)
Prepaid expenses and other current assets	279	(792)
Trade accounts payable	(2,399)	3,249
Accrued salaries, wages, and benefits	(448)	609
Accrued income taxes	1,384	3
Other accrued expenses	(373)	(41)
Deferred compensation	268	624
Net cash provided by / (used in) operating activities	$18,271	$(5,579)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

HOOKER FURNITURE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar and share amounts in tables, except per share amounts, in thousands unless otherwise indicated)
(Unaudited)
For the Twenty-Six Weeks Ended July 31, 2011

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

The financial statements contained herein are being filed as part of a quarterly report on Form 10-Q covering the thirteen-week period (also referred to as “three months,” “three-month period,” “quarter,” “second quarter” or “quarterly period”) that began May 2, 2011 and twenty-six week period (also referred to as “six months,” “six-month period,” or “first half”) that began on January 31, 2011, both ended on July 31, 2011.  These financial statements also include the thirteen-week period that began May 3, 2010 and the twenty-six week period that began February 1, 2010, both ended on August 1, 2010.

References in these notes to the condensed consolidated financial statements of the Company to:

▪	the 2012 fiscal year and comparable terminology mean the fiscal year that began January 31, 2011 and will end January 29, 2012; and

▪	the 2011 fiscal year and comparable terminology mean the fiscal year that began February 1, 2010 and ended January 30, 2011.

2.             Inventories

	July 31,	January 30,
	2011	2011

Finished furniture	$49,320	$63,201
Furniture in process	570	639
Materials and supplies	8,462	9,065
Inventories at FIFO	58,352	72,905
Reduction to LIFO basis	16,244	15,467
Inventories	$42,108	$57,438

3.             Property, Plant and Equipment

	July 31,	January 30,
	2011	2011
Buildings and land improvements	$24,265	$23,784
Machinery and equipment	3,677	3,469
Furniture and fixtures	27,834	27,615
Other	4,218	4,163
Total depreciable property at cost	59,994	59,031
Less accumulated depreciation	42,390	41,169
Total depreciable property, net	17,604	17,862
Land	1,357	1,357
Construction in progress	2,318	1,444
Property, plant and equipment, net	$21,279	$20,663

4.             Intangible Assets

	July 31,	January 30,
	2011	2011
Non-amortizable Intangible Assets
Trademarks and trade names - Bradington-Young	$2,676	$2,676
Trademarks and trade names - Sam Moore	396	396
Total trademarks and tradenames	$3,072	$3,072

5.             Accounts Receivable

	July 31,	January 30,
	2011	2011

Trade accounts receivable	$21,959	$24,540
Receivable from factor	6,283	5,212
Allowance for doubtful accounts	(1,828)	(2,082)
Accounts receivable	$26,414	$27,670

“Receivable from factor” represents amounts due with respect to factored accounts receivable. We factor substantially all of our upholstery division accounts receivable without recourse to us.

Under our factoring agreement, invoices for upholstery products are generated and transmitted to our customers, with copies to the factor on a daily basis, as products are shipped to our upholstery customers.  The factor collects the amounts due and remits collected funds, less factoring fees, to us semi-weekly. We retain ownership of the accounts receivable until the invoices are 90 days past due. At that time, the factor pays us the net invoice amount, less factoring fees, and takes ownership of the accounts receivable. The factor is then entitled to collect the invoices on its own behalf and retain any subsequent remittances. The invoiced amounts are reported as accounts receivable on our condensed consolidated balance sheets when the merchandise is shipped to our customer until payment is received from the factor.

A limited number of our upholstery accounts receivable are factored with recourse to us. The amounts of these receivables at July 31, 2011 and January 30, 2011 were $142,000 and $27,000, respectively. If the factor is unable to collect the amounts due, invoices are returned to us for collection. We include an estimate for these potentially uncollectible receivables in our calculation of our allowance for doubtful accounts.

6.             Other Comprehensive Income

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 31,	August 1,	July 31,	August 1,
	2011	2010	2011	2010
Net income	$1,646	$1,178	$2,169	$2,252
Portion of accumulated acturial gain on supplemental retirement income plan reclassified to deferred compensation expense	(82)	(59)	(164)	(119)
Other comprehensive loss before tax	(82)	(59)	(164)	(119)
Income tax benefit	31	22	62	45
Other comprehensive loss, net of tax	(51)	(37)	(102)	(74)
Comprehensive net income	$1,595	$1,141	$2,067	$2,178

7.             Earnings Per Share

Since 2006, we have issued restricted stock awards to non-employee members of the board of directors under our stock incentive plan and expect to continue to grant these awards to non-employee board members.  These awards vest if the director remains on the board through a 36-month service period and may vest earlier upon certain events specified in the plan. As of July 31, 2011 and January 30, 2011 there were 31,795 shares and 20,630 shares, respectively, of unvested restricted stock outstanding, net of forfeitures and vested shares on each date.  Restricted shares awarded that have not yet vested are considered when computing diluted earnings per share.

The following table sets forth the computation of basic and diluted earnings per share:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 31,	August 1,	July 31,	August 1,
	2011	2010	2011	2010

Net income	$1,646	$1,178	$2,169	$2,252
Less: Unvested participating restricted stock dividends	4	2	5	4
Earnings available for common shareholders	1,642	1,176	2,164	2,248

Weighted average shares outstanding for basic earnings per share	10,761	10,757	10,761	10,757
Dilutive effect of unvested restricted stock awards	23	11	23	10
Weighted average shares outstanding for diluted earnings per share	10,784	10,768	10,785	10,767

Basic earnings per share	$0.15	$0.11	$0.20	$0.21

Diluted earnings per share	$0.15	$0.11	$0.20	$0.21

8.             Long Term Debt

As of July 31, 2011, we had an aggregate $13.1 million available under our $15.0 million revolving credit facility to fund working capital needs.  Standby letters of credit in the aggregate amount of $1.9 million, used to collateralize certain insurance arrangements and for imported product purchases, were outstanding under our revolving credit facility as of July 31, 2011.  There were no additional borrowings outstanding under the revolving credit facility on July 31, 2011.  Any principal outstanding under the revolving credit facility is due July 31, 2013.

9.             Employee Benefit Plans

We maintain a supplemental retirement income plan (“SRIP”) for certain former and current executives. The liability for the SRIP at July 31, 2011 and January 30, 2011 was $7.0 million and $6.5 million, respectively, and is shown in our condensed consolidated balance sheets as follows:

	July 31,	January 30,
	2011	2011

Accrued salaries, wages and benefits (current portion)	$435	$435
Deferred compensation (long-term portion)	6,533	6,102
Total liability	$6,968	$6,537

Components of net periodic benefit cost for the SRIP are included in our condensed consolidated statements of operations under selling and administrative expenses:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 31,	August 1,	July 31,	August 1,
	2011	2010	2011	2010
Net periodic benefit cost
Service cost	$131	$146	$262	$292
Interest cost	84	85	168	170
Actuarial gain	(81)	(59)	(162)	(118)
Net periodic benefit cost	$134	$172	$268	$344

10.           Income Taxes

We recorded income tax expense of $875,000 for the fiscal 2012 second quarter compared to $435,000 for the prior year second quarter.  The effective tax rates for the fiscal 2012 and 2011 second quarters were 34.7% and 26.9%, respectively.  Our effective tax rate was atypically low during the fiscal 2011 second quarter and increased during the fiscal 2012 second quarter compared to the prior-year period, primarily due to the following percentage point changes in our effective tax rate:

▪	An increase of 3.5% due to non-taxable life insurance proceeds received in the second quarter of fiscal 2011;
▪	An increase of 2.1% due to a large, one-time donation of appreciated property during fiscal 2011;
▪	An increase of 1.7% due to the successful abatement of a prior year tax penalty in fiscal 2011;
▪	An increase of 0.8% in projected state income tax expense for fiscal 2012; and
▪	A decrease of 0.8% due to the accrual of an anticipated distribution from our captive insurance arrangement in fiscal 2012.

We recorded income tax expense of $1.2 million in the first half of fiscal 2012 compared to $1.1 million for the same period last year.  The effective income tax rates for the first half of fiscal years 2012 and 2011 were 34.7% and 32.4%, respectively. Our effective tax rate increased during the fiscal 2012 first half compared to the prior-year period, primarily due to the following percentage point changes in our effective tax rate:

▪	An increase of 1.6% due to non-taxable life insurance proceeds received in fiscal 2011;
▪	An increase of 0.8% due to the successful abatement of a prior year tax penalty in fiscal 2011;
▪	A decrease of 0.8% due to the accrual of an anticipated distribution from the Company’s captive insurance arrangement in fiscal 2012; and
▪	An increase of 0.4% in projected state income tax expense for fiscal 2012.

11.           Accounting Pronouncements

On June 16, 2011 the Financial Accounting Standards Board issued Accounting Standards Update (ASU) 2011-05: Comprehensive Income (Topic 220): Presentation of Comprehensive Income. This ASU will change the way we present comprehensive income. We currently present comprehensive income in the notes to our condensed consolidated financial statements during interim periods (see Note 6, Other Comprehensive Income, above) and as a component of the statement of changes in shareholder’s equity in our annual financial statements. This update eliminates the option of presenting other comprehensive income in the statement of changes in shareholder’s equity and requires that an entity present the components of net income and comprehensive income in either in a single continuous statement of comprehensive income or in two separate but consecutive financial statements. The provisions of ASU 2011-05 are to be applied retrospectively and are effective for fiscal years beginning after December 15, 2011, including both interim and annual periods thereafter. ASU 2011-05 is effective for us beginning with our fiscal 2013 first quarter ending April 29, 2012.  This ASU will only affect our financial statement presentation; consequently, there will be no impact to our consolidated balances sheets or consolidated statements of operations other than the way in which we present comprehensive income. We are currently evaluating the presentation options allowed under this update.

12.      Subsequent Events

We have evaluated events that occurred subsequent to July 31, 2011 through the issuance date of our condensed consolidated financial statements as of that date and for the periods then ended.

Dividends

At its September 6, 2011 meeting, our board of directors declared a quarterly cash dividend of $0.10 per share, payable on November 25, 2011 to shareholders of record at November 10, 2011.

Casualty Loss

Over the weekend of August 8, 2011, an automatic fire protection sprinkler accidently operated and flooded a section of one of our leased warehouse facilities in Martinsville, Va. Repair and restoration efforts are essentially complete and we  estimate the costs associated with this loss will approximate $250,000. We expect to record a casualty loss for this amount during our fiscal 2012 third quarter.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This quarterly report on Form 10-Q includes our unaudited condensed consolidated financial statements for the thirteen-week period (also referred to as “three months,” “three-month period,” “quarter” “second quarter” or “quarterly period”) that began May 2, 2011 and the twenty-six week period (also referred to as “six months,” “six-month period,” or “first half”) that began on January 31, 2011, both ended on July 31, 2011.  This report discusses our results of operations for these periods compared to the fiscal year 2011 thirteen-week  period that began May 3, 2010 and the twenty-six week period that began February 1, 2010, both ended on August 1, 2010; and our financial condition as of July 31, 2011 compared to January 30, 2011.

References in this report to:

▪	the 2012 fiscal year and comparable terminology mean the fiscal year that began January 31, 2011 and will end January 29, 2012; and

▪	the 2011 fiscal year and comparable terminology mean the fiscal year that began February 1, 2010 and ended January 30, 2011.

Nature of Operations

Incorporated in Virginia in 1924, Hooker Furniture Corporation (the “Company”, “we”, “us”, and “our”) is a home furnishings marketing and logistics company offering worldwide sourcing of residential casegoods and upholstery, as well as domestically-produced custom leather and fabric upholstery. We are ranked among the nation’s top 10 largest publicly traded furniture sources, based on 2010 shipments to U.S. retailers, according to Furniture/Today, a leading trade publication.  We are a key resource for residential wood and metal furniture, commonly referred to as casegoods, and upholstered furniture.  Our major casegoods product categories include home entertainment, home office, accent, dining and bedroom furniture under the Hooker Furniture and Envision brands, and youth furniture sold under the Opus Designs by Hooker brand.  Our residential upholstered seating companies include Hickory, N.C.-based Bradington-Young, LLC, a specialist in upscale motion and stationary leather furniture, and Bedford, Va.-based Sam Moore Furniture LLC, a specialist in upscale occasional chairs with an emphasis on cover-to-frame customization.  An extensive selection of designs and formats along with finish and cover options in each of these product categories makes us a comprehensive residential furniture resource, primarily for retailers targeting the medium and upper-medium price range.  Our principal customers are retailers of residential home furnishings who are broadly dispersed throughout the United States and Canada, as well as an important, growing international customer base.  Customers include independent furniture stores, specialty retailers, department stores, catalog and internet merchants, interior designers and national and regional chains.

Overview

Consumer home furnishings purchases are driven by an array of factors, including  general economic conditions such as:

▪	consumer confidence,
▪	fashion trends,
▪	availability of consumer credit,
▪	energy and other commodity prices and
▪	housing and mortgage markets,

As well as lifestyle-driven factors such as changes in:

▪	disposable income,
▪	housing changes, and
▪	change in family size.

Our industry has been impacted by low levels of consumer confidence and a weak housing market since the fall of 2006.  By late 2008, this malaise, exacerbated by weak credit markets, had spread to the broader U.S. economy.  As a result, the residential home furnishings industry has experienced an unprecedented decline in demand for its products.  Discretionary purchases of furniture have been highly affected by low consumer confidence.  Current economic factors, such as high unemployment and difficult housing and mortgage markets, have resulted in a weak retail environment for home furnishings and related purchases.  Our domestic upholstery operations, which have significantly higher overhead and fixed costs than our import business, have been particularly affected by the decline in demand for home furnishings and continue to struggle to return to profitability. Our lower overhead, variable-cost import business model has driven our profitability over the last few years and provides us with the flexibility to respond to changing demand by adjusting inventory purchases from suppliers.

While our sales for fiscal 2012 remain well off of historic highs realized during fiscal 2006, we have realized year-over-year quarterly net sales increases since the fiscal year 2011 second quarter.  We believe that these sales increases represent market share gains.

Year-over-year quarterly net sales increases continued through the fiscal year 2012 second quarter, marking the fifth consecutive quarter of year-over-year quarterly net sales increases. Casegoods net sales increased nearly 6.0% from the prior-year quarter. Upholstery net sales were essentially flat to the fiscal 2011 second quarter. We note that 2011 second quarter upholstery net sales increased 35% over fiscal 2010 second quarter net sales. For the fiscal 2012 six-month period, net sales increased about  9.0% from the comparable prior-year period. Casegoods net sales increased nearly 14.0% in the fiscal 2012 six-month period, while upholstery sales were flat compared to the prior-year period. Upholstery net sales increased over 30% in first half of fiscal 2011 compared to the first half of fiscal 2010.

The following are the principal factors that impacted our results of operations during the three and six-month periods ended July 31, 2011:

▪	Net sales increased 4.1% and 8.8% for the three and six-month periods ended July 31, 2011, respectively, reflecting increased order rates.

▪	Gross margins decreased compared to both fiscal 2011 periods, primarily due to increased product discounting and higher returns and allowances.

▪	Selling and administrative expenses decreased in absolute terms compared to both fiscal year 2011 periods, primarily as a result of:

o	decreased salaries and employee related costs,
o	lower bad debts expense and
o	lower depreciation and amortization expense,
o	partially offset by higher sales commissions and increased advertising supplies expense due to higher sales.

Selling and administrative expenses also decreased as a percentage of net sales compared to both prior-year periods, primarily due to the factors listed above, as well as the favorable leverage of lower selling and administrative expenses over higher net sales during both fiscal 2012 periods.

Results of Operations

The following table sets forth the percentage relationship to net sales of certain items included in the condensed consolidated statements of operations included in this report.

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 31,	August 1,	July 31,	August 1,
	2011	2010	2011	2010
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	78.1	77.6	79.6	76.8
Casualty loss	-	0.3	-	2.1
Insurance recovery	-	(0.3)	-	(1.6)
Total cost of sales	78.1	77.6	79.6	77.4
Gross profit	21.9	22.4	20.4	22.7
Selling and administrative expenses	17.4	19.5	17.5	19.5
Operating income	4.5	2.9	2.8	3.1
Other income, net	-	0.1	0.1	0.1
Income before income taxes	4.5	3.0	2.9	3.3
Income tax expense	1.6	0.8	1.0	1.0
Net income	3.0	2.2	1.9	2.2

Fiscal 2012 Second Quarter Compared to Fiscal 2011 Second Quarter

Net sales for the fiscal year 2012 second quarter increased $2.2 million, or 4.1%, to $55.6 million from $53.4 million for the fiscal 2011 second quarter. This increase was principally due to higher unit volume, partially offset by slightly lower average selling prices, which resulted from higher product discounting and the mix of products sold.

Consolidated unit volume for the fiscal 2012 second quarter increased over 6.0% compared to the fiscal 2011 second quarter, with casegoods unit volume leading the way with a nearly 8.0% increase and upholstered fabric and upholstered leather furniture showing unit volume increases of 3.6% and 2.4%, respectively.

Overall, average selling prices decreased approximately 1.0% during the fiscal year 2012 second quarter compared to the fiscal year 2011 second quarter, primarily due to increased product discounting. Upholstered leather furniture and casegoods average selling prices for the fiscal 2012 second quarter decreased approximately 2.0% and 1.0%, respectively, compared to the prior-year period, primarily due to increased product discounting; while fabric upholstered furniture average selling prices increased by approximately 7.0% over that same period, primarily due to price increases implemented during the fiscal 2011 fourth quarter and the fiscal 2012 first quarter.

Overall, gross profit margin decreased to 21.9% of net sales in the fiscal 2012 second quarter compared to 22.4% in the fiscal 2011 second quarter. The decline was mainly the result of increased product discounting, due to a focused effort to reduce overstocked inventory and increased returns and allowances during the fiscal 2012 second quarter. Product discounting in the fiscal 2012 second quarter increased to 10.0% of net sales, or $5.5 million, compared to 8.8% of net sales, or $4.7 million, in the prior-year period. Returns and allowances in the fiscal 2012 second quarter increased to 2.4% of net sales, or $1.4 million, from 2.2% of net sales or $1.1 million in the prior-year period. Casegoods gross margins decreased to 24.7% of net sales in the fiscal 2012 second quarter as compared to 27.1% of net sales for the fiscal 2011 second quarter, primarily due to increased levels of product discounting and increased returns and allowances.  Gross margins for upholstered furniture increased to 16.6% of net sales compared to 13.8% of net sales in the prior-year quarter, primarily due to cost reduction efforts and higher fabric upholstered selling prices implemented during the fiscal 2011 fourth quarter and the fiscal 2012 first quarter.

During the fiscal 2012 second quarter, we exited the Chinese factory that was our worst performing in quality terms and have stepped up our quality auditing processes at our other Asian suppliers’ operations.

Selling and administrative expenses decreased both in absolute terms and as a percentage of net sales in the fiscal 2012 second quarter compared to the prior-year period. Selling and administrative expenses were 17.4% of net sales, or $9.7 million in the fiscal 2012 second quarter compared to 19.5% of net sales, or $10.4 million in the comparable prior-year period. The decreases were primarily due to:

▪	Lower bad debt expense due to adjustments in our accounts receivables reserves to reflect favorable collection trends;
▪	Lower salary expense, due to realignments in our officer group; and
▪	Lower depreciation and amortization expense primarily due to decreased information systems spending on our legacy systems in anticipation of our current Enterprise Resource Planning (ERP) project.

These decreases in expenses were partially offset by:

▪	Higher sales commissions due to increased sales; and
▪	Higher advertising supplies expense to support sales growth.

Operating profitability increased for the fiscal 2012 second quarter compared to the fiscal 2011 second quarter, primarily reflecting lower selling and administrative expenses.

As a result, we realized operating income for the fiscal year 2012 second quarter of $2.5 million, or 4.5% of net sales, compared to operating income of $1.6 million, or 2.9% of net sales, for the fiscal year 2011 second quarter.

We recorded income tax expense of $875,000 for the fiscal 2012 second quarter compared to $435,000 for the prior year second quarter.  The effective tax rates for the fiscal 2012 and 2011 second quarters were 34.7% and 26.9%, respectively.  Our effective tax rate was atypically low during the fiscal 2011 second quarter last year and increased during the fiscal 2012 second quarter compared to the prior-year period, primarily due to the following percentage point changes in our effective tax rate:

▪	An increase of 3.5% due to non-taxable life insurance proceeds received in the second quarter of fiscal 2011;
▪	An increase of 2.1% due to a large, one-time donation of appreciated property during fiscal 2011;
▪	An increase of 1.7% due to the successful abatement of a prior-year tax penalty in fiscal 2011;
▪	An increase of 0.8% in projected state income tax expense for fiscal 2012; and
▪	A decrease of 0.8% due to the accrual of an anticipated distribution from our captive insurance arrangement in fiscal 2012.

Fiscal year 2012 second quarter net income was $1.6 million, or $0.15 per share, compared to $1.2 million, or $0.11 per share, in the fiscal year 2011 second quarter.

Fiscal 2012 First Half Compared to Fiscal 2011 First Half

Net sales for the fiscal year 2012 first half increased $9.2 million, or 8.8% to $114.0 million from $104.7 million for the fiscal 2011 first half. This increase was principally due to higher unit volume, partially offset by lower average selling prices, which resulted from higher product discounting and the mix of products sold.

Consolidated unit volume for the fiscal 2012 second half  increased over 13% compared to the fiscal 2011 first half, with casegoods unit volume leading the way with a 17% increase and upholstered fabric and upholstered leather furniture showing unit volume increases of over 5% and 3%, respectively.

Overall, average selling prices decreased 2.5% during the fiscal year 2012 first half compared to the fiscal year 2011 first half, primarily due to increased product discounting. Upholstered leather furniture and casegoods average selling prices decreased approximately 4% and 2%, respectively, primarily due to increased product discounting; while fabric upholstered furniture average selling prices increased by approximately 5%, primarily due to price increases implemented during the fiscal 2011 fourth quarter and the fiscal 2012 first quarter.

Overall, gross profit margin decreased to 20.4% of net sales in the fiscal 2012 first half compared to 22.7% in the fiscal 2011 first half. The decline was mainly the result of increased product discounting, due to a focused effort to reduce overstocked inventory, increased returns and allowances and increased healthcare costs during the fiscal 2012 first half, partially offset by lower inventory costs due to lower freight rates compared to the fiscal 2011 first half. Product discounting increased to $12.2 million, or 10.7% of net sales in the fiscal 2012 first half compared to $8.4 million, or 8.0% of net sales in the prior-year period. Returns and allowances increased to $2.7 million, or 2.4% of net sales, in the fiscal 2012 first half from $1.8 million, or 1.7% of net sales, in the prior-year period. Casegoods gross margins decreased to 23.1% of net sales in the fiscal 2012 first half as compared to 27.9% of net sales for the fiscal 2011 first half, primarily due to increased levels of product discounting and increased returns and allowances. In addition, fiscal 2011 first half results include a charge to cost of sales of $500,000, which represents our insurance deductible for a casualty loss related to a distribution center fire during the fiscal 2011 first half. Gross margin for upholstered furniture in the fiscal 2012 first half increased to 14.8% of net sales compared to 13.3% of net sales for the prior-year period, primarily due to upholstery division cost reduction efforts and higher selling prices for fabric upholstery in the fiscal 2012 first half.

During the fiscal 2012 second quarter, we exited the Chinese factory that was our worst performing in quality terms and have stepped up our quality auditing processes at our other Asian suppliers’ operations.

Selling and administrative expenses decreased both as a percentage of net sales and in absolute terms during the fiscal 2012 first half compared to the fiscal 2011 first half. Selling and administrative expenses decreased to 17.5% of net sales, or $20.0 million, for the fiscal 2012 first half from 19.5% of net sales, or $20.4 million in the fiscal 2011 first half. These decreases were primarily due to:

▪	Lower bad debt expense due to adjustments in our accounts receivable reserves to reflect favorable collection trends;
▪	Lower salary related costs, due to:
o	an insurance gain of $610,000 on Company-owned life insurance due to the death of a former executive during the fiscal 2012 first quarter;
o	realignments in our officer group; and
o	reversal of the accrual for long term incentive bonuses during the first quarter of fiscal 2012; and
▪	Lower depreciation and amortization expense primarily due to decreased information systems spending on our legacy systems in anticipation of our current ERP project.

These decreased expenses were partially offset by higher sales commissions and advertising supplies expense due to increased sales.

Notwithstanding an increase in operating profitability for the fiscal 2012 second quarter compared to the fiscal 2011 second quarter, operating profitability for the fiscal 2012 first half decreased compared to the fiscal 2011 first half, primarily reflecting the lower gross profit margins resulting from the previously mentioned increases in product discounting and sales returns and allowances.

As a result, we realized operating income for the fiscal year 2012 first half of $3.2 million, or 2.8% of net sales, compared to operating income of $3.3 million, or 3.1% of net sales, in the fiscal year 2011 first half.

We recorded income tax expense of $1.2 million in the first half of fiscal 2012 compared to $1.1 million for the same period last year.  The effective income tax rate for the first half of fiscal years 2012 and 2011 were 34.7% and 32.4%, respectively.  Our effective tax rate was atypically low during the fiscal 2011 first half and increased during the fiscal 2012 first half compared to the prior-year period, primarily due to the following percentage point changes in our effective tax rate:

▪	An increase of 1.6% due to non-taxable life insurance proceeds received in fiscal 2011;
▪	An increase of 0.8% due to the successful abatement of a prior year tax penalty in fiscal 2011;
▪	A decrease of 0.8% due to the accrual of an anticipated distribution from the Company’s captive insurance arrangement in fiscal 2012; and
▪	An increase of 0.4% in projected state income tax expense for fiscal 2012.

Fiscal year 2012 first half net income was $2.2 million, or $0.20 per share, compared to $2.3 million, or $0.21 per share, in the fiscal year 2011 first half.

Although we report operating results in one operating segment on a consolidated basis, we are providing the following information for our two divisions because we believe it helps supplement the information provided in our financial statements:

	Thirteen Weeks Ended				Twenty-Six Weeks Ended
	July 31, 2011		August 1, 2010		July 31, 2011		August 1, 2010
	Millions of $	% of Division Net Sales	Millions of $	% of Division Net Sales	Millions of $	% of Division Net Sales	Millions of $	% of Division Net Sales
Net Sales
Casegoods	36.5		34.5		76.2		67.1
Upholstery	19.1		18.9		37.7		37.6
Total	55.6		53.4		114.0		104.7

Gross Profit
Casegoods	9.0	24.7%	9.3	27.1%	17.6	23.1%	18.7	27.9%
Upholstery	3.2	16.6%	2.6	13.8%	5.6	14.8%	5.0	13.3%
Total	12.2	21.9%	12.0	22.4%	23.2	20.4%	23.7	22.7%

Operating Income (loss)
Casegoods	2.7	7.5%	2.3	6.6%	4.6	6.0%	5.0	7.5%
Upholstery	(0.2)	-1.3%	(0.7)	-3.7%	(1.3)	-3.5%	(1.7)	-4.6%
Total	2.5	4.5%	1.6	2.9%	3.2	2.8%	3.3	3.1%

Outlook

The fiscal 2012 second quarter marked the fifth consecutive quarter of year-over-year quarterly net sales increases. Our import businesses continue to recover from the dramatic loss of volume resulting from the recession while recovery in our domestic manufacturing operations, which led our recovery in fiscal 2011, has slowed somewhat. We are cautiously optimistic on the remainder of fiscal year 2012 and expect net sales to continue to grow year–over-year through continued market share gains and improving consumer demand. However, competition for consumer discretionary dollars remains intense, as declining home values, high unemployment, high consumer debt loads and rising inflation continue to stifle consumer confidence.

We expect our margins for the remainder of fiscal 2012 to be adversely impacted by:

▪	higher than typical levels of product discounting, primarily in the fiscal 2012 third quarter, as we continue to rationalize our product offerings and work to sell excess inventory;
▪	higher prices for imported goods from Asia, primarily due to wage inflation in China and the strengthening Chinese currency; and
▪	higher prices on many raw materials used in domestic manufacturing, including increased leather costs and increased prices for other commodities, such as cotton and steel.

In light of current conditions, we are continuing to focus on:

▪	controlling costs;
▪	adjusting our product pricing on our main-line products in order to stabilize margins;
▪	achieving proper inventory levels, while optimizing product availability on best-selling items;
▪	pursuing additional distribution channels and offering an array of new products and designs, which we believe will help generate additional sales; and
▪	upgrading and refining our information systems capabilities to support our business.

Our domestic upholstery operations have high fixed costs, which are typical of most domestic manufacturing operations. They have been particularly affected by the prolonged sales downturn.  To mitigate the impact of these sales declines, in addition to the initiatives mentioned above, we have continued to streamline our domestic upholstery operations, by improving efficiency, reducing overhead and evaluating our operating costs to better match costs to current sales volume levels. Continued significant cost reductions in our upholstery operations will be a challenge. We are focused on finding additional ways to increase sales volume, with an emphasis on expanding the depth and breadth of our product line.

Financial Condition, Liquidity and Capital Resources

Balance Sheet and Working Capital

Net working capital (current assets less current liabilities) decreased by $895,000 or about 1.0%, to $88.4 million as of July 31, 2011, from $89.3 million at the end of fiscal 2011. This net decrease reflects decreases of $2.7 million in current assets and $1.8 million in current liabilities.  Our working capital ratio (the relationship between our current assets and current liabilities) improved to 6.7:1 at July 31, 2011 compared to 6.1:1 at January 30, 2011. Other than obligations for deferred compensation, we had no long-term debt at either July 31, 2011 or January 30, 2011.

The decrease in current assets was principally due to a decrease of $15.3 million in inventories, partially offset by an increase of $13.8 million in cash and cash equivalents. Inventories decreased as a result of a focused effort to reduce excess and obsolete inventory levels and due to increased sales. The increase in cash and cash equivalents primarily reflects the reduction in inventories.

The decrease in current liabilities was primarily due to a $2.4 million decrease in accounts payable. This decrease was due to lower inventory purchases and a $609,000 decrease in accrued salaries, wages and benefits, primarily related to lower accrued salaries. The decline in accrued salaries reflects the timing of the accrual for the final fiscal year 2011 payroll. These decreases were partially offset by a $1.4 million increase in income taxes payable, reflected under other accrued expenses, due to the accrual for estimated fiscal 2012 income taxes.

Cash Flows – Operating, Investing and Financing Activities

During the six months ended July 31, 2011, cash generated from operations of $18.3 million helped to fund an increase in cash and cash equivalents of $13.8 million, cash dividends of $2.2 million, capital expenditures of $1.9 million related to our business operating systems and facilities and premiums paid on Company-owned life insurance policies of $1.0 million. Company-owned life insurance policies are in place to compensate us for the loss of key employees, to facilitate business continuity and to serve as a benefits funding mechanism.

In comparison, during the six months ended August 1, 2010, cash-on-hand, $1.4 million in  insurance proceeds received on our casualty loss, and $1.1 million in proceeds received on the surrender of company-owned life insurance policies were used to fund $5.6 million in cash for operations, primarily to fund increased inventory purchases due to higher expected sales, cash dividends of $2.2 million, premiums paid on company-owned life insurance policies of $1.2 million, and capital expenditures to maintain and enhance our business operating systems and facilities of $382,000.

We used $2.3 million of cash for investing activities during the first six months of fiscal year 2012, compared to $457,000 during the six-month period ended August 1, 2010.  During the first six months of fiscal year 2012, we used $1.9 million to purchase property, plant and equipment and paid premiums of $1.0 million on Company-owned life insurance.  During the first six months of fiscal year 2011, we paid premiums of $1.2 million on Company-owned life insurance and used $382,000 to purchase property, plant and equipment.

We used $2.2 million of cash to pay dividends in both the fiscal year 2012 first half and the fiscal year 2011 first half.

Loan Agreement

The loan agreement for our revolving credit facility requires us to comply with customary covenants, including, among other things, the following financial covenants:

▪	maintain a tangible net worth of at least $108.0 million;

▪	limit capital expenditures to no more than $15.0 million during any fiscal year; and

▪	maintain a ratio of funded debt to EBITDA not exceeding 2.0:1.0.

The loan agreement does not restrict our ability to pay cash dividends on, or repurchase shares of our common stock, subject to complying with the financial covenants under the agreement.

We were in compliance with our loan agreement covenants as of July 31, 2011.

Liquidity, Financial Resources and Capital Expenditures

As of July 31, 2011, we had an aggregate $13.1 million available under our $15.0 million revolving credit facility to fund working capital needs.  Standby letters of credit in the aggregate amount of $1.9 million, used to collateralize certain insurance arrangements and for imported product purchases, were outstanding under our revolving credit facility as of July 31, 2011.  There were no additional borrowings outstanding under the revolving credit facility on July 31, 2011.  Any principal outstanding under the credit line is due July 31, 2013.  Additionally, at July 31, 2011 up to $15.5 million was available to borrow against the cash surrender value of Company-owned life insurance policies.

We believe that we have the financial resources needed to meet our business requirements for the foreseeable future, including capital expenditures and working capital. Our primary sources of liquidity include cash flow from operations, our $15.0 million revolving credit facility, the factoring arrangement for our upholstery division accounts receivable and the ability to borrow against the cash surrender value of our Company-owned life insurance policies. Cash flow from operations is highly dependent on incoming order rates and our operating performance.  We expect to spend $750,000 to $1.5 million in capital expenditures related to our business operating systems and facilities during the remainder of fiscal year 2012.

Casualty Loss

Over the weekend of August 8, 2011, an automatic fire protection sprinkler accidently operated and flooded a section of one of our leased warehouse facilities in Martinsville, Va. Repair and restoration efforts are essentially complete and we estimate the costs associated with this loss will approximate $250,000. We expect to record a casualty loss for this amount during our fiscal 2012 third quarter.

Critical Accounting Policies

There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our fiscal 2011 annual report on Form 10-K.

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

▪	our ability to successfully implement our business plan to increase sales and improve financial performance;

▪	risks associated with distribution through third-party retailers, such as non-binding dealership arrangements;

▪	capital requirements and costs;

▪	competition from non-traditional outlets, such as catalogs and internet retailers and home improvement centers;

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

For imported products, we generally negotiate firm pricing denominated in U.S. Dollars with our foreign suppliers, typically for periods of at least six months.  We accept the exposure to exchange rate movements beyond these negotiated periods. We do not use derivative financial instruments to manage this risk, but could choose to do so in the future.  Most of our imports are purchased from suppliers located in China.  The Chinese currency now floats within a limited range in relation to the U.S. Dollar, resulting in additional exposure to foreign currency exchange rate fluctuations.

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

Amounts outstanding under our revolving credit facility would bear interest at variable rates. In the past, we have entered into swap agreements to hedge against the potential impact of increases in interest rates on our floating-rate debt instruments. There was no outstanding balance under our revolving credit facility as of July 31, 2011, other than standby letters of credit in the amount of $1.9 million.  Therefore, a fluctuation in market interest rates of one percentage point (or 100 basis points) would not have a material impact on our results of operations or financial condition.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended July 31, 2011.  Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to the Company’s management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure and are effective to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the fiscal quarter ended July 31, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

10.1*+
Summary of Annual Base Salary and Cash Incentive Compensation for Named Executive Officers [(incorporated by reference to the Company’s Forms 8-K (SEC File No. 000-25349) filed with the SEC on April 25, 2011 and August 26, 2011)]

10.2*+	Summary of Director Compensation

31.1*	Rule 13a-14(a) Certification of the Company’s principal executive officer

31.2*	Rule 13a-14(a) Certification of the Company’s principal financial officer

32.1*
Rule 13a-14(b) Certification of the Company’s principal executive officer and principal financial officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*#
The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended July 31, 2011, formatted in Extensible Business Reporting Language (“XBRL”): (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of operations, (iii) condensed consolidated statements of cash flows, and (iv) the notes to the condensed consolidated financial statements, tagged as blocks of text

____________
*Filed herewith
+Management contract or compensatory plan.
#Under Rule 406T of Regulation S-T, this exhibit is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise is not subject to liability under those sections

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

 HOOKER FURNITURE CORPORATION

Date: September 7, 2011                                                                           By: /s/Paul A. Huckfeldt
   Paul A. Huckfeldt
   Vice President – Finance and
   Accounting and Chief Financial Officer