Form 10-Q
period 2011-10-30
HOOKER FURNITURE CORP
filed 2011-12-08
CIK 1077688

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 30, 2011

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of December 6, 2011

Common stock, no par value	10,793,233
(Class of common stock)	(Number of shares)

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

HOOKER FURNITURE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, including share data)
(Unaudited)

	October 30,	January 30,
	2011	2011

Assets
Current Assets
Cash and cash equivalents	$32,698	$16,623
Accounts receivable, less allowance for doubtful accounts of $1,752 and $2,082, respectively	26,404	27,670
Inventories	42,937	57,438
Prepaid expenses and other current assets	5,450	4,965
Total current assets	107,489	106,696
Property, plant and equipment, net	20,947	20,663
Intangible assets	3,072	3,072
Cash surrender value of life insurance policies	15,832	15,026
Other assets	4,462	4,954
Total assets	$151,802	$150,411

Liabilities and Shareholders' Equity
Current Liabilities
Trade accounts payable	$11,153	$11,785
Accrued salaries, wages and benefits	3,223	3,426
Other accrued expenses	1,730	1,111
Accrued dividends	1,078	1,077
Total current liabilities	17,184	17,399
Deferred compensation	6,738	6,242
Total liabilities	23,922	23,641

Shareholders' equity
Common stock, no par value, 20,000 shares authorized, 10,793 and 10,782 shares issued and oustanding on each date, respectively	17,231	17,161
Retained earnings	110,193	109,000
Accumulated other comprehensive income	456	609
Total shareholders' equity	127,880	126,770
Total liabilities and shareholders' equity	$151,802	$150,411

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

HOOKER FURNITURE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 30,	October 31,	October 30,	October 31,
	2011	2010	2011	2010

Net sales	$54,180	$55,735	$168,147	$160,465

Cost of sales	41,443	43,460	132,214	123,965
Casualty loss	-	-		2,208
Insurance recovery	-	-		(1,708)
Total cost of sales	41,443	43,460	132,214	124,465

Gross profit	12,737	12,275	35,933	36,000

Selling and administrative expenses	10,031	10,610	29,986	31,060

Operating income	2,706	1,665	5,947	4,940

Other income, net	117	27	198	83

Income before income taxes	2,823	1,692	6,145	5,023

Income tax expense	563	522	1,716	1,601

Net income	$2,260	$1,170	$4,429	$3,422

Earnings per share
Basic	$0.21	$0.11	$0.41	$0.32
Diluted	$0.21	$0.11	$0.41	$0.32

Weighted average shares outstanding:
Basic	10,762	10,757	10,762	10,757
Diluted	10,783	10,768	10,788	10,768

Cash dividends declared per share	$0.10	$0.10	$0.30	$0.30

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

HOOKER FURNITURE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Thirty-Nine Weeks Ended
	October 30,	October 31,
	2011	2010
Cash flows from operating activities
Cash received from customers	$169,581	$156,389
Cash paid to suppliers and employees	(146,365)	(168,370)
Insurance proceeds received on casualty loss	-	1,708
Income taxes paid, net	(1,079)	(3,087)
Interest received / (paid), net	17	(60)
Net cash provided by / (used in) operating activities	22,154	(13,420)

Cash flows from investing activities
Purchase of property, plant and equipment	(2,443)	(688)
Proceeds received on notes issued for the sale of property, plant and equipment	26	23
Proceeds from the sale of property and equipment	125	2
Premiums paid on company-owned life insurance	(1,112)	(1,321)
Proceeds received on officers' life insurance	560	1,102
Net cash used in investing activities	(2,844)	(882)

Cash flows from financing activities
Cash dividends paid	(3,235)	(3,233)
Net cash used in financing activities	(3,235)	(3,233)

Net increase / (decrease) in cash and cash equivalents	$16,075	$(17,535)
Cash and cash equivalents at the beginning of the period	16,623	37,995
Cash and cash equivalents at the end of the period	$32,698	$20,460

Reconciliation of net income to net cash provided by / (used in) operating activities:
Net income	$4,429	$3,422
Depreciation and amortization	1,926	2,254
Non-cash restricted stock awards and performance grants	(70)	58
Provision for doubtful accounts	170	395
Deferred income taxes	16	(745)
Loss on disposal of property	108	9
Changes in assets and liabilities:
Trade accounts receivable	1,096	(2,911)
Inventories	14,501	(19,447)
Prepaid expenses and other current assets	(197)	(949)
Trade accounts payable	(632)	3,839
Accrued salaries, wages, and benefits	(41)	243
Accrued income taxes	621	(253)
Other accrued expenses	(164)	(38)
Deferred compensation	391	703
Net cash provided by / (used in) operating activties	$22,154	$(13,420)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

HOOKER FURNITURE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar and share amounts in tables, except per share amounts, in thousands unless otherwise indicated)
(Unaudited)
For the Thirty-nine weeks Ended October 30, 2011

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

The financial statements contained herein are being filed as part of a quarterly report on Form 10-Q covering the thirteen-week period (also referred to as “three months,” “three-month period,” “quarter,” “third quarter” or “quarterly period”) that began August 1, 2011 and thirty-nine week period (also referred to as “nine months,” or “nine-month period,”) that began on January 31, 2011, both ended on October 30, 2011.  These financial statements also include the thirteen-week period that began August 2, 2010 and the thirty-nine week period that began February 1, 2010, both ended on October 31, 2010.

References in these notes to the condensed consolidated financial statements of the Company to:

▪	the 2012 fiscal year and comparable terminology mean the fiscal year that began January 31, 2011 and will end January 29, 2012; and

▪	the 2011 fiscal year and comparable terminology mean the fiscal year that began February 1, 2010 and ended January 30, 2011.

2.           Inventories

	October 30,	January 30,
	2011	2011
Finished furniture	$50,655	$63,201
Furniture in process	584	639
Materials and supplies	8,322	9,065
Inventories at FIFO	59,561	72,905
Reduction to LIFO basis	16,624	15,467
Inventories	$42,937	$57,438

3.           Property, Plant and Equipment

	October 30,	January 30,
	2011	2011
Buildings and land improvements	$24,458	$23,784
Machinery and equipment	3,677	3,469
Furniture and fixtures	27,891	27,615
Other	1,518	4,163
Total depreciable property at cost	57,544	59,031
Less accumulated depreciation	40,477	41,169
Total depreciable property, net	17,067	17,862
Land	1,357	1,357
Construction in progress	2,523	1,444
Property, plant and equipment, net	$20,947	$20,663

4.           Intangible Assets

	October 30,	January 30,
	2011	2011
Non-amortizable Intangible Assets
Trademarks and trade names - Bradington-Young	$2,676	$2,676
Trademarks and trade names - Sam Moore	396	396
Total trademarks and tradenames	$3,072	$3,072

5.           Accounts Receivable

	October 30,	January 30,
	2011	2011
Trade accounts receivable	$21,445	$24,540
Receivable from factor	6,711	5,212
Allowance for doubtful accounts	(1,752)	(2,082)
Accounts receivable	$26,404	$27,670

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

A limited number of our upholstery accounts receivable are factored with recourse to us. The amounts of these receivables at October 30, 2011 and January 30, 2011 were $154,000 and $27,000, respectively. If the factor is unable to collect the amounts due, invoices are returned to us for collection. We include an estimate for these potentially uncollectible receivables in our calculation of our allowance for doubtful accounts.

6.           Other Comprehensive Income

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 30,	October 31,	October 30,	October 31,
	2011	2010	2011	2010
Net income	$2,260	$1,170	$4,429	$3,422
Portion of accumulated acturial gain on supplemental retirement income plan reclassified to deferred compensation expense	(82)	(59)	(244)	(178)
Other comprehensive loss before tax	(82)	(59)	(244)	(178)
Income tax benefit	31	22	92	67
Other comprehensive loss, net of tax	(51)	(37)	(152)	(111)
Comprehensive net income	$2,209	$1,133	$4,277	$3,311

7.           Earnings Per Share

Since 2006, we have issued restricted stock awards to non-employee members of the board of directors under our stock incentive plan and expect to continue to grant these awards to non-employee board members.  These awards vest if the director remains on the board through a 36-month service period and may vest earlier upon certain events specified in the plan. During the 2012 fiscal third quarter, we awarded 10,684 restricted stock units (RSUs) to a senior executive, in connection with an employment agreement.  Unlike the restricted stock awards made to our non-employee directors, the shares of our common stock that may be issued under these RSUs will not be issued until a three-year vesting period has elapsed. The RSU grantee is not entitled to receive dividends on, or vote, these shares during the vesting period. However, both our unvested restricted stock awards and unvested RSUs are considered when computing diluted earnings per share. As of October 30, 2011 and January 30, 2011 there were 42,479 dilutive shares and 20,630 dilutive shares, respectively, outstanding, or deemed outstanding, under restricted stock and RSU awards, net of forfeitures and vested shares on each date.

The following table sets forth the computation of basic and diluted earnings per share:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 30,	October 31,	October 30,	October 31,
	2011	2010	2011	2010

Net income	$2,260	$1,170	$4,429	$3,422
Less: Unvested participating restricted stock dividends	3	3	3	4
Earnings available for common shareholders	2,257	1,167	4,426	3,418

Weighted average shares outstanding for basic earnings per share	10,762	10,757	10,762	10,757
Dilutive effect of unvested restricted stock and RSU awards	21	11	26	11
Weighted average shares outstanding for diluted earnings per share	10,783	10,768	10,788	10,768

Basic earnings per share	$0.21	$0.11	$0.41	$0.32

Diluted earnings per share	$0.21	$0.11	$0.41	$0.32

8.           Long Term Debt

As of October 30, 2011, we had an aggregate $13.2 million available under our $15.0 million revolving credit facility to fund working capital needs.  Standby letters of credit in the aggregate amount of $1.8 million, used to collateralize certain insurance arrangements and for imported product purchases, were outstanding under our revolving credit facility as of October 30, 2011.  There were no additional borrowings outstanding under the revolving credit facility on October 30, 2011.  Any principal outstanding under the revolving credit facility is due July 31, 2013.

9.           Employee Benefit Plans

We maintain a supplemental retirement income plan (“SRIP”) for certain former and current executives. The liability for the SRIP at October 30, 2011 and January 30, 2011 was $7.2 million and $6.5 million, respectively, and is shown in our condensed consolidated balance sheets as follows:

	October 30,	January 30,
	2011	2011
Accrued salaries, wages and benefits (current portion)	$435	$435
Deferred compensation (long-term portion)	6,738	6,102
Total liability	$7,173	$6,537

Components of net periodic benefit cost for the SRIP are included in our condensed consolidated statements of operations under selling and administrative expenses:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 30,	October 31,	October 30,	October 31,
	2011	2010	2011	2010
Net periodic benefit cost
Service cost	$131	$146	$393	$437
Interest cost	84	85	252	255
Actuarial gain	(81)	(59)	(243)	(177)
Net periodic benefit cost	$134	$172	$402	$516

10.         Income Taxes

We recorded income tax expense of $563,000 for the fiscal 2012 third quarter compared to $522,000 for the prior year third quarter.  The effective tax rates for the fiscal 2012 and 2011 third quarters were 20.0% and 30.8%, respectively.  Our effective tax rate was atypically low during the fiscal 2012 third quarter compared to the same prior-year period, primarily due to an increase in non-taxable life insurance proceeds received in the third quarter of fiscal 2012, and a decrease in our current tax rate for FY 2011.

We recorded income tax expense of $1.7 million in the first three quarters of fiscal 2012 compared to $1.6 million for the same period last year.  The effective income tax rates for the first three quarters of fiscal years 2012 and 2011 were 27.9% and 31.9%, respectively. Our effective tax rate decreased during the fiscal 2012 first three quarters compared to the same prior-year period, primarily due to an overall increase in non-taxable life insurance proceeds received in fiscal 2012 over fiscal 2011 and the receipt of a non-taxable distribution from our captive insurance subsidiary.

11.         Accounting Pronouncements

On June 16, 2011 the Financial Accounting Standards Board issued Accounting Standards Update (ASU) 2011-05: Comprehensive Income (Topic 220): Presentation of Comprehensive Income. This ASU will change the way we present comprehensive income. We currently present comprehensive income in the notes to our condensed consolidated financial statements during interim periods (see Note 6, Other Comprehensive Income, above) and as a component of the statement of changes in shareholders’ equity in our annual financial statements. This update eliminates the option of presenting other comprehensive income in the statement of changes in shareholder’s equity and requires that an entity present the components of net income and comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The provisions of ASU 2011-05 are to be applied retrospectively and are effective for fiscal years beginning after December 15, 2011, including both interim and annual periods thereafter. ASU 2011-05 is effective for us beginning with our fiscal 2013 first quarter ending April 29, 2012.  This ASU will only affect our financial statement presentation; consequently, there will be no impact to our consolidated balances sheets or consolidated statements of operations other than the way in which we present comprehensive income. We are currently evaluating the presentation options allowed under this update.

On November 8, 2011, the Financial Accounting Standards Board issued a proposal to defer the requirement to present reclassifications of other comprehensive income on the face of the income statement under ASU 2011-05. Companies would still be required to adopt the other requirements contained in ASU 2011-05 for the presentation of comprehensive income. We are continuing to monitor developments surrounding this proposal.

12.         Subsequent Events

Dividends

At its December 6, 2011 meeting, our board of directors declared a quarterly cash dividend of $0.10 per share, payable on February 24, 2012 to shareholders of record at February 10, 2012.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This quarterly report on Form 10-Q includes our unaudited condensed consolidated financial statements for the thirteen-week period (also referred to as “three months,” “three-month period,” “quarter” “third quarter” or “quarterly period”) that began August 1, 2011 and the thirty-nine week period (also referred to as “nine months,” or “nine-month period”) that began on January 31, 2011, both ended on October 30, 2011.  This report discusses our results of operations for these periods compared to the fiscal year 2011 thirteen-week period that began August 2, 2010 and the thirty-nine week period that began February 1, 2010, both ended on October 31, 2010; and our financial condition as of October 30, 2011 compared to January 30, 2011.

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

Overview

Consumer home furnishings purchases are driven by an array of factors, including general economic conditions such as:

▪	consumer confidence;
▪	fashion trends;
▪	availability of consumer credit;
▪	energy and other commodity prices; and
▪	housing and mortgage markets;

As well as lifestyle-driven factors such as changes in:

▪	disposable income;
▪	housing changes; and
▪	changes in family size.

Our industry has been impacted by low levels of consumer confidence and a weak housing market since the fall of 2006.  By late 2008, this malaise, exacerbated by weak credit markets, had spread to the broader U.S. economy.  As a result, the residential home furnishings industry has experienced a significant decline in demand for its products.  Discretionary purchases of furniture have been highly affected by low consumer confidence.  Current economic factors, such as high unemployment and difficult housing and mortgage markets, have resulted in a weak retail environment for home furnishings and related purchases.  Our domestic upholstery operations, which have significantly higher overhead and fixed costs than our import business, have been particularly affected by the decline in demand for home furnishings and continue to struggle to return to profitability. Our lower overhead, variable-cost import business has driven our profitability over the last few years and provides us with the flexibility to respond to changing demand by adjusting inventory purchases from suppliers.

Year-over-year quarterly net sales decreased in the fiscal year 2012 third quarter; however, net sales remained positive for the fiscal 2012 first nine-months with a 4.8% increase over the comparable prior year period.  Casegoods net sales decreased approximately 3% from comparable the prior-year quarter, while upholstery net sales decreased approximately 2% from the prior-year quarter. For the fiscal 2012 nine-month period, casegoods net sales increased approximately 8%, while upholstery sales were flat, compared to the same prior-year period. The weak performance in upholstery net sales for the fiscal 2012 nine-month period  followed an approximate 23% increase in upholstery net sales during the first nine months of fiscal 2011 compared to the first nine months of fiscal 2010.

 The following are the principal factors that impacted our results of operations during the three and nine-month periods ended October 30, 2011:

▪	Net sales decreased 2.8% for the fiscal 2012 three-month period, primarily due to lower unit volume and increased 4.8% for the fiscal 2012 nine-month period, primarily due to increased unit volume .

▪	Gross margins:

o
increased compared to the fiscal 2011 third quarter, primarily due to lower freight costs, partially offset by increased product discounting and casualty loss expense related to a sprinkler malfunction at one of our warehouses during the third quarter; but

o
decreased compared to the fiscal 2011 nine-month period, primarily due to increased product discounting and higher returns and allowances and, to a lesser extent, the previously mentioned casualty loss.

▪	Selling and administrative expenses decreased in both absolute terms and as a percentage of sales compared to both fiscal year 2011 periods, primarily as a result of:

▪	decreased salaries and other employee related expenses;
▪	lower advertising supplies expense and sample expense;
▪	lower contributions expense related to product donations;
▪	lower bad debt expenses; and
▪	lower depreciation and amortization expense;

partially offset by:

▪	higher sales commissions due to higher sales in the fiscal 2012 nine-month period;
▪	A charge to write-down leasehold improvements related to relocating and consolidating our showroom space; and
▪	higher ERP-related expenses.

Results of Operations

The following table sets forth the percentage relationship to net sales of certain items included in the condensed consolidated statements of operations included in this report.

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 30,	October 31,	October 30,	October 31,
	2011	2010	2011	2010
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	76.5	78.0	78.6	77.3
Casualty loss	-	-	-	1.4
Insurance recovery	-	-	-	(1.1)
Total cost of sales	76.5	78.0	78.6	77.6
Gross profit	23.5	22.0	21.4	22.4
Selling and administrative expenses	18.5	19.0	17.8	19.4
Operating income	5.0	3.0	3.5	3.1
Other income, net	0.2	0.1	0.1	0.1
Income before income taxes	5.2	3.0	3.7	3.1
Income tax expense	1.0	0.9	1.0	1.0
Net income	4.2	2.1	2.6	2.1

Fiscal 2012 Third Quarter Compared to Fiscal 2011 Third Quarter

Net sales for the fiscal year 2012 third quarter decreased $1.6 million, or 2.8%, to $54.2 million from $55.7 million for the fiscal 2011 third quarter. The decrease was principally due to lower unit volume and increased discounting, partially offset by higher average selling prices, which resulted primarily from the mix of products sold.

Consolidated unit volume for the fiscal 2012 third quarter decreased approximately 11.0% compared to the fiscal 2011 third quarter, with leather upholstery and casegoods unit volumes decreasing approximately 24.0% and 10.0%, respectively. These decreases were partially offset by an upholstered fabric unit volume increase of 5.0%.

Overall, average selling prices increased approximately 6.0% during the fiscal year 2012 third quarter compared to the fiscal year 2011 third quarter, primarily due to price increases implemented in late fiscal 2011 and in the first nine months of fiscal 2012 and, to a lesser extent,  the mix of products shipped, partially offset by increased product discounting. Upholstered fabric, upholstered leather and casegoods average selling prices for the fiscal 2012 third quarter increased approximately 9.0%, 7.0%, and 6.0% respectively, compared to the same prior-year period, primarily due to the previously mentioned price increases.

Overall, gross profit margin increased to 23.5% of net sales in the fiscal 2012 third quarter compared to 22.0% in the fiscal 2011 third quarter. The increase was mainly the result of lower freight costs, partially offset by increased product discounting, due to a continuing effort to reduce overstocked inventory. Product discounting in the fiscal 2012 third quarter increased to 10.2% of net sales, or $5.5 million, compared to 8.3% of net sales, or $4.6 million, in the comparable prior-year period. Casegoods gross margin increased to 28.2% of net sales in the fiscal 2012 third quarter as compared to 25.9% of net sales for the fiscal 2011 third quarter, primarily due to decreased freight costs, partially offset by increased levels of product discounting and returns and allowances.  Gross margins for upholstered furniture were essentially flat at 14.6% in the 2012 fiscal third quarter and 14.5% in the comparable 2011 fiscal period, primarily due to cost reduction efforts and higher fabric upholstery selling prices implemented during the fiscal 2011 fourth quarter and the fiscal 2012 first quarter, partially offset by increased raw material costs, the effect of reduced volume on overhead absorption and casualty loss expense of $181,000 related to a sprinkler malfunction at one of our warehouses during the third quarter.

Selling and administrative expenses decreased both in absolute terms and as a percentage of net sales in the fiscal 2012 third quarter compared to the same prior-year period. Selling and administrative expenses were 18.5% of net sales, or $10.0 million in the fiscal 2012 third quarter compared to 19.0% of net sales, or $10.6 million in the comparable prior-year period. The decreases were primarily due to:

▪	Lower advertising supplies expense and sample expense due to cost cutting measures;
▪	Lower contribution expense due to decreased levels of furniture donations;
▪	Lower bad debt expense due to adjustments in our accounts receivables reserves to reflect favorable collection trends;
▪	Lower salary expense, due to realignments in our officer group; and
▪	Lower depreciation and amortization expense primarily due to decreased information systems spending on our legacy systems in anticipation of our current Enterprise Resource Planning (ERP) project.

These decreases in expenses were partially offset by a charge to write down leasehold improvements related to relocating and consolidating our showroom space at the International Home Furnishings Center, higher sales commissions primarily due to commission adjustments  and higher ERP–related expenses.

Operating profitability increased for the fiscal 2012 third quarter to $2.7 million, or 5.0% of net sales, compared to $1.7 million, or 3.0% of net sales for the fiscal 2011 third quarter, primarily reflecting higher gross margins and lower selling and administrative expenses.

We recorded income tax expense of $563,000 for the fiscal 2012 third quarter compared to $522,000 for the prior year third quarter.  The effective tax rates for the fiscal 2012 and 2011 third quarters were 20.0% and 30.8%, respectively.  Our effective tax rate was atypically low during the fiscal 2012 third quarter compared to the same prior-year period, primarily due to the following percentage point changes in our effective tax rate:

▪	A decrease of 6.1% due to higher non-taxable life insurance proceeds being received in the third quarter of fiscal 2012;
▪	A decrease of 2.2% due to a favorable provision-to-return reconciling item (the actual federal income tax rate for our fiscal 2011 tax return was 34%, rather than the projected 35%);
▪	A decrease of 2.1% due to the accrual of a non-taxable distribution from our captive insurance arrangement; and
▪	An increase of 2.0% related to the refund of an IRS penalty in fiscal 2011 that was not repeated in fiscal 2012.

Fiscal year 2012 third quarter net income was $2.3 million, or $0.21 per share, compared to $1.2 million, or $0.11 per share, in the fiscal year 2011 third quarter.

Fiscal 2012 First Nine Months Compared to Fiscal 2011 First Nine Months

Net sales for the fiscal year 2012 first nine months increased $7.7 million, or 4.8% to $168.1 million from $160.5 million for the fiscal 2011 first nine months. This increase was principally due to higher unit volume and slightly higher average selling prices, partially offset by increased product discounting and returns and allowances.

Consolidated unit volume for the fiscal 2012 first nine months increased  4.7% compared to the fiscal 2011 first nine months, with casegoods unit volume leading the way with a 7.2% increase and upholstered fabric furniture showing a unit volume increase of 5.2%. Upholstered leather unit volume decreased 6.2%.

Overall, average selling prices increased less than 1.0% during the fiscal year 2012 first nine months compared to the fiscal year 2011 first nine months, primarily due to the impact of price increases implemented during the 2012 fiscal year and, to a lesser extent, the mix of products shipped,  offset by higher product discounting. Upholstered fabric furniture and casegoods average selling prices increased 6.2% and approximately 1%, respectively. Upholstered fabric furniture average selling prices increased primarily due to price increases implemented during the fiscal 2011 fourth quarter and the fiscal 2012 first quarter, while casegoods average selling prices increased primarily due to price increases implemented during the 2012 fiscal year. Upholstered leather furniture average selling prices decreased 1%, primarily due to increased product discounting.

Overall, gross profit margin decreased to 21.4% of net sales in the fiscal 2012 first nine months compared to 22.4% in the fiscal 2011 first nine months. The decline was mainly the result of:

▪	increased product discounting, due to a focused effort to reduce overstocked inventory;
▪	increased returns and allowances; and
▪	higher freight costs during the fiscal 2012 first nine months;
▪	partially offset by lower upholstery manufacturing costs due to overhead reduction efforts during the fiscal 2012 first nine months.

Product discounting increased to $17.8 million, or 10.6% of net sales in the fiscal 2012 first nine months compared to $13.0 million, or 8.1% of net sales, in the same prior-year period. Returns and allowances increased to $3.8 million, or 2.3% of net sales, in the fiscal 2012 first nine months from $2.8 million, or 1.8% of net sales, in the comparable prior-year period. Casegoods gross margins decreased to 24.8% of net sales in the fiscal 2012 first nine months as compared to 27.2% of net sales for the fiscal 2011 first nine months, primarily due to increased levels of product discounting, higher freight costs and increased returns and allowances. Fiscal 2011, first nine-months’ results include a charge to cost of sales of $500,000, which represents our insurance deductible for a casualty loss related to a distribution center fire during the fiscal 2011 first half. Gross margin for upholstered furniture in the fiscal 2012 first nine months increased to 14.7% of net sales compared to 13.7% of net sales for the same prior-year period, primarily due to upholstery division cost reduction efforts and higher average selling prices for fabric upholstery in the fiscal 2012 first nine months. The upholstery margin  increase was partially offset by a charge to cost of sales of $181,000 for a casualty loss related to a sprinkler malfunction at one of our warehouses.

During the fiscal 2012 second quarter, we ended our relationship with  the Chinese factory that was our worst performing supplier in quality terms and have stepped up our quality auditing processes at our other Asian suppliers’ operations.

Selling and administrative expenses decreased both as a percentage of net sales and in absolute terms to 17.8% of net sales, or $30.0 million, for the fiscal 2012 first nine months from 19.4% of net sales, or $31.1 million in the fiscal 2011 first nine months. These decreases were primarily due to:

▪	Lower salary related costs, due to:
o	an insurance gain of $610,000 on Company-owned life insurance due to the death of a former executive during the fiscal 2012 first quarter;
o	realignments in our officer group; and
o	the reversal of an accrual for long term incentive bonuses during the first quarter of fiscal 2012; and
▪	Lower bad debt expense due to adjustments in our accounts receivable reserves to reflect favorable collection trends;
▪	Lower depreciation and amortization expense primarily due to decreased information systems spending on our legacy systems in anticipation of our current ERP project; and
▪	Lower advertising supplies expense and sample expense, due to cost cutting measures.

These decreased expenses were partially offset by higher sales commissions due to increased sales and by a $233,000 charge to write down leasehold improvements related to the relocation and consolidation of our showroom space at the International Home Furnishings Center.

As a result, we realized operating income for the fiscal year 2012 first nine months of $5.9 million, or 3.5% of net sales, compared to operating income of $4.9 million, or 3.1% of net sales, in the fiscal year 2011 first nine months.

We recorded income tax expense of $1.7 million in the first three quarters of fiscal 2012 compared to $1.6 million for the same period last year.  The effective income tax rates for the first three quarters of fiscal years 2012 and 2011 were 27.9% and 31.9%, respectively. Our effective tax rate decreased during the fiscal 2012 first three quarters compared to the same prior-year period, primarily due to the following percentage point changes in our effective tax rate:

▪	A decrease of 1.8%, due to more non-taxable life insurance proceeds being received in fiscal 2012 than in fiscal 2011;
▪	A decrease of 1.4%, due to the accrual of a non-taxable distribution from our captive insurance arrangement;
▪	A decrease of 1.0%, due to a favorable provision-to-return adjustment for fiscal 2011 to recognize our actual federal income tax rate of 34% compared to the projected 35%; and
▪	An increase of 1.2%, related to the refund of an IRS penalty in fiscal 2011 that was not repeated in fiscal 2012.

Net income for the first nine months of fiscal 2012 was $4.4 million, or $0.41 per share, compared to $3.4 million, or $0.32 per share, in the fiscal year 2011 first nine months.

Although we report operating results in one operating segment on a consolidated basis, we are providing the following information for our two divisions because we believe it helps supplement the information provided in our financial statements:

	Thirteen Weeks Ended				Thirty-Nine Weeks Ended
	October 30, 2011		October 31, 2010		October 30, 2011		October 31, 2010
	Millions of $	% of Division Net Sales	Millions of $	% of Division Net Sales	Millions of $	% of Division Net Sales	Millions of $	% of Division Net Sales
Net Sales
Casegoods	35.5		36.7		111.7		103.8
Upholstery	18.7		19.0		56.4		56.7
Total	54.2		55.7		168.1		160.5

Gross Profit
Casegoods	10.0	28.2%	9.5	25.9%	27.6	24.7%	28.2	27.2%
Upholstery	2.7	14.6%	2.8	14.5%	8.3	14.7%	7.8	13.7%
Total	12.7	23.5%	12.3	22.0%	35.9	21.4%	36.0	22.4%

Operating Income (Loss)
Casegoods	3.5	9.8%	2.2	6.0%	8.0	7.2%	7.2	6.9%
Upholstery	(0.8)	-4.0%	(0.5)	-2.8%	(2.1)	-3.7%	(2.3)	-4.0%
Total	2.7	5.0%	1.7	3.0%	5.9	3.5%	4.9	3.1%

Outlook

Our import casegoods and upholstery businesses continue to recover from the dramatic loss of volume resulting from the recession beginning in 2008. Recovery in our domestic upholstery manufacturing operations, which led our recovery in fiscal 2011, has slowed in fiscal 2012. We are cautiously optimistic on the remainder of fiscal year 2012 and expect net sales to continue to increase year–over-year through market share gains and improving consumer demand. However, competition for consumer discretionary dollars remains intense, as declining home values, high unemployment, high consumer debt loads and rising inflation continue to stifle consumer confidence.

We expect our margins for fiscal 2012 to be adversely impacted by:

▪	higher than typical levels of product discounting as we rationalize our product offerings and sell excess inventory;
▪	higher prices for imported goods from Asia, primarily due to wage inflation in China and the strengthening Chinese currency; and
▪	higher prices on many raw materials used in domestic manufacturing, including increased leather costs and increased prices for other commodities, such as cotton and steel.

In light of current conditions, we continue to focus on:

▪	controlling costs;
▪	adjusting our product pricing on our main-line products in order to improve margins;
▪	achieving proper inventory levels, while optimizing product availability on best-selling items;
▪	sourcing product from more competitive locales and from more quality conscious sourcing partners;
▪	pursuing additional distribution channels and offering an array of new products and designs, which we believe will help generate additional sales; and
▪	upgrading and refining our information systems capabilities to support our business.

Our domestic upholstery operations have high fixed costs, which are typical of most domestic manufacturing operations. They have been particularly affected by the prolonged sales downturn.  To mitigate the impact of these sales declines, in addition to the initiatives mentioned above, we have continued to streamline our domestic upholstery operations, by improving efficiency, reducing overhead and evaluating our operating costs and capacity to better match costs to current sales volume levels. Continued significant cost reductions in our upholstery operations will be a challenge. We are focused on finding additional ways to increase sales volume, with an emphasis on expanding the depth and breadth of our product line. If we are unable to increase sales to the extent necessary, capacity reductions in our domestic upholstery operations will be necessary. If undertaken, these capacity reductions will result in restructuring charges which will lower our consolidated net earnings in the short-term (for the quarterly and annual periods in which we recognize the expense) and will adversely affect our consolidated balance sheets at these same dates.

Financial Condition, Liquidity and Capital Resources

Balance Sheet and Working Capital

Net working capital (current assets less current liabilities) increased by $1 million or about 1.0%, to $90.3 million as of October 30, 2011, from $89.3 million at the end of fiscal 2011. This net increase reflects an increase of $793,000 in current assets and a decrease of $215,000 in current liabilities.  Our working capital ratio (the relationship between our current assets and current liabilities) improved to 6.3:1 at October 30, 2011 compared to 6.1:1 at January 30, 2011. Other than obligations for deferred compensation, we had no long-term debt at either October 30, 2011 or January 30, 2011.

The increase in current assets was principally due to a $16.1 million increase in cash, partially offset by a decrease of $14.5 million in inventories. Inventories decreased as a result of a focused effort to reduce excess and obsolete inventory levels, primarily in the second quarter, and due to increased sales. The increase in cash and cash equivalents primarily reflects the reduction in inventories.

The decrease in current liabilities was primarily due to a $632,000 decrease in accounts payable, a $203,000 decrease in accrued wages, salaries and benefits, partially offset by an increase of $619,000 in income taxes payable, reflected under other accrued expenses.

Cash Flows – Operating, Investing and Financing Activities

During the nine months ended October 30, 2011, cash generated from operations of $22.2 million helped to fund an increase in cash and cash equivalents of $16.1 million, cash dividends of $3.2 million, capital expenditures of $2.4 million related to our business operating systems and facilities and premiums paid on Company-owned life insurance policies of $1.1 million. Company-owned life insurance policies are in place to compensate us for the loss of key employees, to facilitate business continuity and to serve as a funding mechanism for certain executive benefits.

In comparison, during the nine months ended October 31, 2010, cash-on-hand, insurance proceeds received on our warehouse casualty loss of $1.7 million and proceeds received on the surrender of company-owned life insurance policies of $1.1 million were used to fund $13.4 million in cash for operations (primarily to fund increased inventory purchases in anticipation of  higher sales), cash dividends of $3.2 million, premiums paid on company-owned life insurance policies of $1.3 million and capital expenditures to maintain and enhance our business operating systems and facilities of $688,000.

We used $2.8 million of cash for investing activities during the first nine months of fiscal year 2012, compared to $882,000 during the nine-month period ended October 30, 2010.  During the first nine months of fiscal year 2012, we used $2.4 million to purchase property, plant and equipment and paid premiums of $1.1 million on Company-owned life insurance.  During the first nine months of fiscal year 2011, we paid premiums of $1.3 million on Company-owned life insurance and used $688,000 to purchase property, plant and equipment.

We used $3.2 million of cash to pay dividends in the first nine months of both fiscal year 2012 and fiscal year 2011.

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

The loan agreement does not restrict our ability to pay cash dividends on, or repurchase shares of our common stock, subject to complying with the financial covenants under the loan agreement.

We were in compliance with our loan agreement covenants as of October 30, 2011.

Liquidity, Financial Resources and Capital Expenditures

As of October 30, 2011, we had an aggregate $13.2 million available under our $15.0 million revolving credit facility to fund working capital needs.  Standby letters of credit in the aggregate amount of $1.8 million, used to collateralize certain insurance arrangements and for imported product purchases, were outstanding under our revolving credit facility as of October 30, 2011.  There were no additional borrowings outstanding under the revolving credit facility on October 30, 2011.  Any principal outstanding under the credit line is due July 31, 2013.  Additionally, at October 30, 2011, up to $15.8 million was available to borrow against the cash surrender value of Company-owned life insurance policies.

We believe that we have the financial resources needed to meet our business requirements for the foreseeable future, including capital expenditures and working capital. Our primary sources of liquidity include cash flow from operations, our $15.0 million revolving credit facility, the factoring arrangement for our upholstery division accounts receivable and the ability to borrow against the cash surrender value of our Company-owned life insurance policies. Cash flow from operations is highly dependent on incoming order rates and our operating performance.  We expect to spend $150,000 to $350,000 in capital expenditures related to our business operating systems and facilities during the remainder of fiscal year 2012.

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

▪
risks associated with domestic manufacturing operations, including fluctuations in capacity utilization and the prices and availability of key raw materials, as well as changes in transportation, warehousing and domestic labor costs and environmental compliance and remediation costs;

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

▪
higher than expected costs associated with product quality and safety, including regulatory compliance costs related to the sale of consumer products and costs related to defective or non-compliant products;

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

Amounts outstanding under our revolving credit facility would bear interest at variable rates. In the past, we have entered into swap agreements to hedge against the potential impact of increases in interest rates on our floating-rate debt instruments. There was no outstanding balance under our revolving credit facility as of October 30, 2011, other than standby letters of credit in the amount of $1.8 million.  Therefore, a fluctuation in market interest rates of one percentage point (or 100 basis points) would not have a material impact on our results of operations or financial condition.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended October 30, 2011.  Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to the Company’s management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure and are effective to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the fiscal quarter ended October 30, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

10.1*+
Summary of Annual Base Salary and Cash Incentive Compensation for Named Executive Officers(incorporated by reference to the Company’s Forms 8-K (SEC File No. 000-25349) filed with the SEC on April 25, 2011, August 26, 2011 and September 13, 2011)

31.1*	Rule 13a-14(a) Certification of the Company’s principal executive officer

31.2*	Rule 13a-14(a) Certification of the Company’s principal financial officer

32.1*
Rule 13a-14(b) Certification of the Company’s principal executive officer and principal financial officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*#
The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended October 30, 2011, formatted in Extensible Business Reporting Language (“XBRL”): (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of operations, (iii) condensed consolidated statements of cash flows, and (iv) the notes to the condensed consolidated financial statements, tagged as blocks of text

  ____________
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

 HOOKER FURNITURE CORPORATION

Date: December 8, 2011                                                                           By: /s/Paul A. Huckfeldt
Paul A. Huckfeldt
Vice President – Finance and
Accounting and Chief Financial Officer