Form 10-K
period 2012-01-29
HOOKER FURNITURE CORP
filed 2012-04-13
CIK 1077688

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

Form 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended January 29, 2012

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $95.0 million.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of April 11, 2012:

Common stock, no par value	10,793,233
(Class of common stock)	(Number of shares)

Documents incorporated by reference:  Portions of the registrant’s definitive Proxy Statement for its Annual Meeting of Shareholders scheduled to be held June 5, 2012 are incorporated by reference into Part III.

Hooker Furniture Corporation

Hooker Furniture Corporation
Part I

ITEM 1.  BUSINESS

General

Hooker Furniture Corporation (the “Company”, “we,” “us” and “our”) is a home furnishings marketing and logistics company offering worldwide sourcing of residential casegoods and upholstery, as well as domestically-produced custom leather and fabric upholstery. We were incorporated in Virginia in 1924 and are ranked among the nation’s top 10 largest publicly traded furniture sources, based on 2010 shipments to U.S. retailers, according to a survey conducted by Furniture/Today, a leading trade publication, that was published in May 2011.  We are a key resource for residential wood and metal furniture (commonly referred to as “casegoods”) and upholstered furniture.  Our major casegoods product categories include home entertainment, home office, accent, dining and bedroom furniture under the Hooker Furniture brand, and youth furniture sold under the Opus Designs by Hooker brand.  Our residential upholstered seating companies include Hickory, N.C.-based Bradington-Young LLC, a specialist in upscale motion and stationary leather furniture, and Bedford, Va.-based Sam Moore Furniture LLC, a specialist in upscale occasional chairs, settees and sectional seating with an emphasis on cover-to-frame customization.  An extensive selection of designs and formats along with finish and cover options in each of these product categories makes us a comprehensive resource for retailers primarily targeting the upper-medium price range.  Our principal customers are retailers of residential home furnishings who are broadly dispersed throughout the United States and Canada, as well as a growing and important international customer base.  Customers include independent furniture stores, specialty retailers, department stores, catalog and internet merchants, interior designers and national and regional chains.

Hooker is a full-line resource for residential furniture retailers, offering furniture collections and products for virtually every room of the home. We market our casegoods under the Hooker Furniture, Envision and Opus Designs by Hooker brand names and upholstered furniture under the Bradington-Young, Seven Seas, and Sam Moore brand names.  In addition, some of our furniture is sold “private label” under a retailer’s brand name.  Our furniture is designed and marketed both as stand-alone products and as part of a group of products within multi-piece groups or broader collections offering a unifying style, design theme and finish. Hooker Furniture collections include offerings such as “Abbott Place,” “Beladora,” “Harbour Pointe” and “Sanctuary” collections.  Products are also marketed by product category, such as “The Great Entertainers” home entertainment furniture, “SmartWorks” Home Office and “Opus Designs by Hooker” Youth Furniture.  Our casegoods are typically designed for and marketed in the medium to upper-medium price range.  Under the Bradington-Young and Seven Seas upholstery brands, we offer a broad variety of residential leather and fabric upholstered furniture and specialize in leather reclining and motion chairs, sofas, club chairs and executive desk chairs.  Under the Sam Moore upholstery brand, we offer upscale occasional chairs and other seating with an emphasis on fabric-to-frame customization in the upper-medium to high-end price niches.  Domestically produced upholstered furniture is targeted at the upper-medium and upper price ranges, while imported upholstered furniture is targeted at the medium and upper-medium price ranges.

Our goal to expand our offerings to furniture retailers led to the acquisitions of Bradington-Young (2003), Sam Moore Furniture (2007) and Opus Designs Furniture (2007). These acquisitions have enabled us to provide our customers with a broad array of upholstered seating options and moderately-priced youth furniture to complement our existing casegoods offerings. In order to meet the needs of a younger and less affluent consumer, we introduced our Envision product line in April 2009. The Envision lifestyle collections by Hooker Furniture anchors our “good-better-best” approach, targeting younger consumers at more affordable price points with more moderately-scaled and more casual designs compatible with smaller living spaces and a wider variety of households. Our “better” and “best” product lines feature successful new whole-home collections such as “Abbott Place” and “Sanctuary”, which include more upscale styling and value-added features and benefits.

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

Home furnishings account for all of Hooker’s net sales.  The percentages of net sales provided by each of our major product sub-categories for the fifty-two week fiscal years that ended January 29, 2012, January 30, 2011 and January 31, 2010 were as follows:

	2012	2011	2010
Casegoods	66%	66%	69%
Upholstered furniture products	34%	34%	31%
Total	100%	100%	100%

Product Design, Product Collections and Styles

The product life cycle for furniture continues to shorten as consumers demand innovative new features, functionality, style, finishes, and fabrics that will enhance their lifestyle while providing value and durability.  We believe our distinctive product development and market-launch process provides us with a competitive advantage and allows us to bring about 1,000 new products to market annually.  New styles in each of our product categories are designed and developed semi-annually to replace discontinued products and collections, and in some cases, to enter new product or style categories.  Our collaborative product design process begins with the marketing team identifying customer needs and trends and then conceptualizing product ideas and features.  A variety of sketches are produced, usually by independent designers, from which prototype furniture pieces are built.  We invite some of our independent sales representatives and a representative group of retailers to view and critique these prototypes.  Based on this input, we may modify the designs and then prepare samples for full-scale production.  We generally introduce new product styles at The High Point Market, the international home furnishings market held each fall and spring in High Point, North Carolina, and support new product launches with promotions, public relations, product brochures, point-of-purchase consumer catalogs and materials and online marketing through our websites, as well as through social media marketing through venues such as Facebook®, Twitter® and YouTube®. The flexibility of our global sourcing business model gives us the ability to offer a wide range of styles, items and price points to a variety of retailers serving a range of consumer markets.  Based on sales and market acceptance, we believe our products represent good value, and that the style and quality of our furniture compares favorably with more premium-priced products.

Our product lines cover most major style categories, including European and American traditional, contemporary, transitional, urban, country, casual and cottage designs.  We offer furniture in a variety of materials, such as various types of wood, metal, leather and fabric, as well as veneer and other natural woven products, often accented with marble, stone, slate, ceramic, glass, brass and/or hand-painted finishes.  Products are designed to be attractive to consumers both as individual furniture pieces and as pieces within whole-home collections.  We believe market research and a collaborative product development process enables us to anticipate and respond quickly to changing consumer preferences.

We offer retailers a comprehensive furniture resource, particularly in the upper-medium price points, which has been our historical price niche. In an effort to broaden the appeal of our line to both consumers and retailers, over the past two years we have offered a “good-better-best” merchandising assortment. Broadening our merchandising price range has made us a more complete resource for our established dealers and has provided new opportunities with retailers who are positioned above or below our historical price niche. We are focusing on the medium price points through our Envision line, products of more casual styles in moderate scaling and more affordable price points to appeal to younger, less affluent consumers. We have addressed the upper-medium price points and styling through premium, high-styled collections such as Beladora, Sanctuary, Harbour Pointe and Grandover.

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

▪
Gaming consoles designed to accommodate gaming stations like the Sony PlayStation®, Microsoft X-Box®, and the Nintendo Wii®. These units are more casual in design to fit in family rooms, accommodate up to 65” monitors and feature media storage drawers and in some case a speaker compartment.

▪	Home theater and wall units that can accommodate up to 73” televisions, with several styles that fit into large atrium family rooms in suburban homes.

▪	Smaller scaled transitional designs, through our Envision product line, to appeal to more urban, younger consumers. Étagères which flank consoles is an approach also appealing to this consumer.

Home Office

▪
Hooker continues to be a market leader in full-sized executive office solutions, encompassing 72” to 76” desks and credenza/hutches with bookcases.  While growth in home office has slowed slightly with the proliferation of mobile devices, it is still important for consumers who work out of their homes, and Hooker is one of the market share leaders in this category.

▪
Modular home office is a popular category that fits smaller spaces and offers room placement flexibility. A casually-styled October 2011 introduction in this category was especially successful with major retailers and is expected to help maintain this category.

▪	Eclectic smaller desks from 48” to 64”, some with small file drawers, are an important category as many consumers have moved to lap tops, and now to tablets and do not have the need for larger desks.

▪
Larger modular walls like Cherry Creek Collection (introduced in fiscal 2011) featuring bookcases, modular units and an executive desk/credenza/hutch office, along with an entertainment console/hutch which all work together to wrap walls and give the appearance of a built in look at a considerable savings compared to the cost of custom built cabinets.

Bradington-Young Leather Upholstery

Bradington -Young continues to focus on strengthening the value proposition of its domestic and import leather upholstery product lines through the introduction of innovative products and programs and the streamlining of operations. In July 2011, Bradington-Young relocated its headquarters to Hickory, NC to centralize a majority of its operations and support functions into one area.  It kept its leather/fabric cutting and sewing operations in Cherryville, NC where the company was previously headquartered. In addition, as part of its efforts to bolster its leather/fabric cutting and sewing operations (two formerly important components of our domestic business), Bradington-Young rolled out a fabric reclining chair program and a new multiple seat motion program in 2011.  Both of these programs are special order-oriented, which will continue to be used to supplement the various other programs offered by Bradington-Young.  Bradington-Young also unveiled a new retail dedicated space program, called comfort@home which is intended to be a driving force to our domestic business throughout 2012.  On the import front, several additional collections of fabric upholstery groups were introduced to correlate with Hooker casegoods collections.  These groups were designed with specific elements to complement the Hooker wood accent and occasional pieces.

Sam Moore Fabric Upholstery

It is Sam Moore’s goal to be “America’s Premier Upholstered Seating Specialist” for all rooms of the home by offering a quality product from a complete selection of styles in fresh leathers and fabrics with exceptional wood finishes.  Sam Moore continued the process of transforming its product line to appeal to a more youthful and transitional consumer through new introductions, including new styles, fabrics and leathers, and the launch of a new website in October 2011.  Sam Moore’s product offerings fill several niches in the occasional chair category, offering exposed wood as well as fully upholstered seating.  Sam Moore’s occasional seating covers multiple styles that include upholstered swivel chairs, club chairs, wings, chaises, benches, ottomans, office chairs, settees, dining chairs, barstools and recliners in traditional, transitional, and contemporary styles.  Most styles are available in a choice of either fabric or leather.  During fiscal 2012, Sam Moore continued to effectively expand and gain market share in the sectional or modular business through the “Accommodations” sectional seating program. Sam Moore now offers a full assortment of multiple seat modular pieces including armless chairs, loveseats and chaises that can be arranged in a variety of configurations such as U and L-shapes. The sectional program leverages Sam Moore’s strength in producing single seats and benefits from the rising popularity of sectional and modular seating, seen as a comfortable, casual and ideal companion to big screen TVs.

Sam Moore’s state-of-the-art finishing facility allows the company to offer more than 30 different hand-crafted finishes for all of its exposed wood chair selection.  This variety of fabric/leather and finish combinations has resulted in over half of the orders shipped being customer special orders. In addition, Sam Moore customers may provide their own fabric (referred to as customer’s own material or “COM”) to be applied to a chair.  In fact, COM is the most popular fabric application choice of Sam Moore’s customers.  In addition to the benefit of being able to finish its own products, Sam Moore’s operations and infrastructure provide additional cost, quality and production value to the overall business of the Company as they permit Sam Moore to share its upholstering and finishing expertise and resources with Bradington-Young.

Opus Designs by Hooker Furniture

The momentum gained in fiscal 2011 with respect to our Opus Designs by Hooker Furniture product line continued into fiscal 2012 as we focused on introducing additional innovative designs and sophisticated finishes into the product line.  In April 2011, we introduced the Carter group, which is primarily targeted to boys. This group is transitional in nature, but is also designed to be a group that has many configurations.  Included as part of this group is the pier wall unit, which offers two sizes of bridges and can accommodate a bed, desk or dresser.  In October 2011, we introduced the Abby group, which is primarily targeted to girls. The finish of the Abby group is a soft neutral oak, with a sophisticated casual look that can be classified as Vintage, California Casual or Americana.  In addition to the appeal of its fresh, youthful finish, the ability to customize the Abby group has also been elevated by utilizing the diverse fabric offerings of Sam Moore Furniture. For example, the upholstered daybed comes with a neutral fabric slipcover from the factory, but customers can special order additional slipcovers in 14 fabrics, all of which are fresh, whimsical and refined.  The customer can also order yardage of these 14 fabrics to make bedding, pillows, draperies and other related bedroom furnishings.  Opus Designs by Hooker Furniture remains focused on providing furniture that is sophisticated and functional for the changing needs of today’s youth furniture consumer.

Sourcing

Hooker Furniture has the capability, resources, longstanding business relationships and experience to efficiently and cost effectively source our wood, metal and upholstered furniture.

Imported Products

We have sourced products from foreign manufacturers since 1986.  We have imported finished furniture in a variety of styles, materials and product lines.  We believe the best way to leverage our financial strength and differentiate our import business from the industry is through innovative and collaborative design, outstanding products, great value, consistent quality, easy ordering and quick delivery through world-class global logistics and distribution systems.  Imported casegoods and upholstered furniture together accounted for approximately 76% of net sales in fiscal 2012, 75% of net sales in fiscal 2011, and 76% of net sales in fiscal 2010.

Hooker imports products primarily from China, Vietnam, the Philippines and Indonesia, both through direct relationships with some factories and through agents representing other factories.  Because of the large number and diverse nature of the foreign factories from which we source our imported products, we have significant flexibility in the placement of products in any particular factory or country.  Factories located in China and Vietnam are our primary resource for imported furniture.  In fiscal 2012, imported products sourced from China accounted for approximately 90% of import purchases; and the factory in China from which we directly source the most product accounted for approximately 51% of our worldwide purchases of imported product.  A sudden disruption in our supply chain from this factory, or from China or Vietnam in general, could significantly compromise our ability to fill customer orders for products manufactured at that factory or in that country.  If such a disruption were to occur, we believe that we would have sufficient inventory currently on hand and in transit to our US warehouses in Martinsville, VA to adequately meet demand for approximately three months, with up to an additional three weeks available for immediate shipment from our primary Asian warehouses. Also, with the broad spectrum of product we offer, we believe that, in some cases, buyers could be offered similar product available from alternative sources.  We believe that we could, most likely at higher cost, source most of the products currently sourced in China from factories in other countries and could produce certain upholstered products domestically at our own factories.  However, supply disruptions and delays on selected items could occur for up to six months.  If we were to be unsuccessful in obtaining those products from other sources or at a comparable cost, then a sudden disruption in our supply chain from our largest import furniture supplier, or from China or Vietnam in general, could have a short-term material adverse effect on our results of operations.  Given the capacity available in China, Vietnam and other low-cost producing countries, we believe the risks from these potential supply disruptions are manageable.

Our imported furniture business is subject to the usual risks inherent in importing products manufactured abroad, including, but not limited to, supply disruptions and delays, currency exchange rate fluctuations, economic and political developments and instability, as well as the laws, policies and actions of foreign governments and the United States affecting trade, including tariffs.

For imported products, Hooker generally negotiates firm pricing with its foreign suppliers in U.S. Dollars, typically for a term of at least one year.  We accept the exposure to exchange rate movements beyond these negotiated periods.  We do not use derivative financial instruments to manage this risk but could choose to do so in the future.  Since we transact our imported product purchases in U.S. Dollars, a relative decline in the value of the U.S. Dollar could increase the price we pay for imported products beyond the negotiated periods.  We generally expect to reflect substantially all of the effects of any price increases from suppliers in the prices we charge for imported products.  These price changes could adversely impact sales volume and profit margin during affected periods.  Conversely, a relative increase in the value of the U.S. Dollar could decrease the cost of imported products and favorably impact net sales and profit margins during affected periods.  See also “Item 7A. Quantitative and Qualitative Disclosures About Market Risk.”

Manufacturing and Raw Materials

At January 29, 2012, the close of our most recent year-end, Hooker Furniture operated approximately 465,000 square feet of manufacturing and supply plant capacity in North Carolina and Virginia for its domestic upholstered furniture production.  We consider the machinery and equipment at these locations generally to be modern and well-maintained.

While profitability has been a challenge for our domestic upholstery operations, especially during the recent global economic recession, we continue to believe that there is a viable future for domestically produced upholstery, particularly in the upper and upper-medium price points, which provide two key competitive advantages compared to imported upholstery:

▪	the ability to offer customized cover-to-frame and fabric-to-frame combinations to the upscale consumer and interior design trade; and,

▪	the ability to offer quick four to six-week product delivery of custom products.

Bradington-Young’s strategy for its upholstered furniture production operation is to be a comprehensive leather resource for retailers positioned in the upper and upper-medium price ranges.  Bradington-Young offers a broad selection of approximately 175 leather covers for domestically produced upholstered furniture.  The motion category comprises approximately 55% of Bradington-Young’s domestic production.  The upholstery manufacturing process begins with the cutting of leather or fabric and the cutting and precision machining of frames.  Precision frames are important for motion furniture to operate properly and to provide durable service over the life of the products.  Finally, the cut leather or fabric upholstery, frames, foam and other materials are assembled to build reclining chairs, executive seating, stationary seating and multiple-seat reclining furniture.

Sam Moore’s strategy for its upholstery production operation is to be a complete source of fashionable upholstered seating for all rooms of the home.  Sam Moore offers a diverse range of approximately 300 different styles of upholstered products in over 550 fabric choices and over 30 leather choices.  Sam Moore produces 98% of its products domestically at its single, 327,000 square foot manufacturing facility in Bedford, Va.

Significant materials used in manufacturing upholstered furniture products include leather or fabric, foam, wooden frames and metal mechanisms.  Most of the leather is imported from Italy, South America and China.  Leather is purchased as full hides, which Bradington-Young and Sam Moore then cut and sew, and as pre-cut and sewn hides processed by the vendor to pattern specifications.

Costs for leather and leather products have increased due to supply constraints and global economic recovery in other industries, however upward pricing pressures have eased recently.  Significant fabric price inflation is occurring due to increasing global demand and certain fiber supply shortages, particularly cotton.  This trend is expected to persist and we expect to continue to adjust our prices accordingly for our upholstered products.

We believe that our sources for raw materials are adequate and that we are not dependent on any one supplier.  Hooker’s five largest suppliers accounted for approximately 41% of our raw materials supply purchases for domestic upholstered furniture manufacturing operations in fiscal 2012. One supplier accounted for 14% of our raw material purchases. Should disruptions with this supplier occur, we believe that we could successfully source these products from other suppliers without significant disruptions to our operations.

Distribution

The three Hooker companies have utilized 95,000 square feet of showroom space at The High Point Market in High Point, N.C. to introduce new products and collections and increase sales of existing products during the furniture industry’s Spring and Fall international furniture pre-markets and markets.  In the past, this space has been divided into two showrooms, one for casegoods and another for upholstery.  At the April 2012 market, we plan to move into one slightly smaller but more favorably located showroom which will allow us to present our new products, collections and marketing programs in a coordinated and efficient manner.

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

▪	department stores such as Macy’s and Dillard’s;

▪	national membership clubs such as Direct Buy;

▪	regional chain stores such as Raymour & Flanigan (Northeast) and Grand Piano (mid-Atlantic);

▪	lifestyles stores such as Crate & Barrel and Arhaus;

▪	catalog merchandisers such as Ballard Design, Frontgate and the Horchow Collection, a unit of Neiman Marcus; and

▪	E-retailers such as Wayfair.

We also work directly with several large customers to develop private label products exclusively for those customers.

We continue to expand our international sales presence under the leadership of our Vice President of International Sales.  In fiscal 2012, we expanded our international sales team by adding representatives in Australia. We also added a wholesaler/retailer as a representative in China.  We believe that our broad array of wood and upholstered furniture across various price points makes us an attractive supplier to the international marketplace.  Additionally, our in-house design expertise and the manufacturing abilities of our suppliers allow us to cater to the needs of diverse geographic regions. We believe that, over the next few years, we can grow our international sales to a much more meaningful part of our business.

Hooker sold to approximately 3,900 customers during fiscal 2012.  No single customer accounted for more than 3.5% of our sales in 2012.  No significant part of our business is dependent upon a single customer, the loss of which would have a material effect on our business. However, the loss of several of our major customers could have a material impact on our business.  In addition to our broad domestic customer base, approximately 5% of our sales in fiscal 2012 were to international customers. We believe our broad network of retailers and independent sales representatives reduces our exposure to regional recessions and allows us to capitalize on emerging trends in channels of distribution.

Hooker offers tailored merchandising programs, such as our SmartLiving ShowPlace in-store galleries, comfort@home galleries, Seven Seas Treasures Boutiques and Home Entertainment and SmartWorks Home Office galleries, to increase sales in each product category.  These galleries are currently dedicated principally to furniture groups and whole-home collections under the Hooker, Bradington-Young, Sam Moore, and Opus Designs by Hooker Furniture brands.  The SmartLiving Showplace galleries typically comprise 2,500 to 4,000 square feet of retail space.  The mission of the SmartLiving program is to develop progressive partnerships with retailers by providing a merchandising and marketing plan to drive increased sales and profitability and positively influence consumers’ purchase decisions, satisfaction and loyalty through an enhanced shopping experience.  Currently, we have 60 SmartLiving Showplace Galleries established throughout the country.  A similar program launched in fiscal 2012 by Bradington-Young, comfort@home galleries, has been well received by our retailers, with commitments from 82 retailers in the short time the program has been in place.

Our gallery programs offer participants semi-annual national sales promotions, point-of-purchase collateral materials and other sales support in exchange for dedicated space on their retail floors.

Warehousing, Inventory and Supply Chain Management

During fiscal year 2012, we continued to refine our supply chain and sourcing operations via systems enhancements and personnel additions in the U.S., China and Vietnam.  Upgrades to current demand and inventory planning platforms have helped to improve order fulfillment rates.  Enhancements to our current warehousing, purchasing and logistics systems/processes have been instrumental in improving product flow and order fulfillment.

We distribute furniture to retailers from our distribution centers and warehouses in Virginia and North Carolina, as well as directly from Asia via our Container Direct (from factory) and Cross Dock (consolidation center) programs.  We have warehousing and distribution arrangements in China with four of our largest suppliers of imported products, as well as a cross dock/consolidation center in southeast China.  The four factory warehouse and distribution facilities in China are owned by the suppliers and operated by those suppliers and a third party utilizing a global warehouse management system that updates daily our central inventory management and order processing systems.  The consolidation center is owned and operated by a third party. In addition, we have a similarly-equipped factory warehouse owned and operated by one of our Vietnamese suppliers.  Under the Container Direct and Cross Dock programs, we offer directly to retailers in the U.S. a focused mix of over 500 of our best selling items sourced from these five suppliers.  The program features an internet-based product ordering system and a delivery notification system that is easy to use and available to our pre-registered dealers.  In addition, we also ship containers directly from a variety of other suppliers in Asia.  We are committed to exploring ways to continually improve our distinctive, value-added Container Direct Program through additional warehouses at key vendors, product consolidation and routing strategies aimed at shortening delivery times and providing significant cost savings for retailers.

We schedule purchases of imported furniture and production of domestically manufactured upholstered furniture based upon actual and anticipated orders and product acceptance at the Spring and Fall International Home Furnishings Markets.  We strive to provide imported and domestically produced furniture on-demand for our dealers.  During fiscal year 2012, we shipped over 93% of all casegoods orders and approximately 65% of all upholstery orders within 30 days of order receipt.  It is our policy and industry practice to allow order cancellation for case goods up to the time of shipment; therefore, customer orders for casegoods are not firm.  However, domestically produced upholstered products are predominantly custom-built and shipped within six weeks after an order is received and consequently, cannot be cancelled once the leather or fabric is cut.

Our backlog of unshipped orders for all of our products amounted to $24.4 million or approximately 6 weeks of sales as the end of the each of our last two fiscal years. For the last three fiscal years, over 95% of all orders booked were ultimately shipped.  Management considers orders and backlogs to be one helpful indicator of sales for the upcoming 30-day period, but because of our quick delivery and our cancellation policy, management does not consider order backlogs to be a reliable indicator of expected long-term business.

Competition

The furniture industry is highly competitive and includes a large number of foreign and domestic manufacturers and importers, none of which dominates the market.  While the markets in which Hooker competes include a large number of relatively small and medium-sized manufacturers, certain competitors have substantially greater sales volumes and financial resources than we do.  U.S. imports of furniture produced overseas, such as from China, have stabilized in recent years; however, some overseas companies have increased their presence in the U.S. during that period, both through wholesale distributors based in the U.S. and direct shipments to U.S. retailers.

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

Employees

As of January 29, 2012, we had approximately 614 full-time employees.  None of our employees are represented by a labor union.  We consider our relations with our employees to be good.

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

Hooker, the “H” logo, Bradington-Young, the “B-Y” logo, Sam Moore, Sam Moore Furniture Industries, Sam Moore Furniture, LLC, America’s Premier Chair Specialist, America’s Chairmaker for over 70 Years, Opus Designs by Hooker Furniture, Forever Young, Envision Lifestyle Collections by Hooker Furniture, Envision Lifestyle Collections by Bradington-Young,  Abbott Place, Beladora, Belle Vista, Felton, Grandover, Harbour Pointe, Mélange, Primrose Hill, Sanctuary, North Hampton,  Kemperton, Kendra, Legends, Summerglen, Trilogy, Vineyard, Villagio, Chatham, Brookhaven, Belle Grove, Villa Grande, Villa Florence, Fairview, Mirabel,  Danforth, Small Office Solutions, Preston Ridge, Moccato, Sienna Canyon, Ava, Wexford Square, Waverly Place, Sectional Sofas by Design, Accommodations, Seven Seas, Seven Seas Seating, SmartLiving ShowPlace, SmartWorks Home Office, SmartWorks Home Center and The Great Entertainers  are registered-trademarks of Hooker Furniture Corporation.

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

▪
our ability to successfully implement our business plan to increase sales and improve financial performance, including possible adverse effects on our results due to material restructuring or asset impairment charges  if we are unsuccessful;

▪	volatility in the increased costs of imported goods, including fluctuations and increases in the prices of purchased finished goods and transportation and warehousing costs;

▪
higher than expected costs associated with product quality and safety, including costs related to defective or non-compliant products as well as regulatory compliance costs related to the sale of consumer products;

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

▪
the cyclical nature of the furniture industry, which is particularly sensitive to changes in the housing markets, consumer confidence, the amount of consumers’ income available for discretionary purchases, and the availability and terms of consumer credit;

▪	supply, transportation and distribution disruptions, particularly those affecting imported products, including the availability of shipping containers and cargo ships;

▪	achieving and managing growth and change, and the risks associated with international operations, acquisitions, restructurings, and strategic alliances;

▪	adverse political acts or developments in, or affecting, the international markets from which we import products, including duties or tariffs imposed on those products;

▪	risks associated with distribution through third-party retailers, such as non-binding dealership arrangements;

▪	capital requirements and costs; and

▪
competition from non-traditional outlets, such as catalogs and internet retailers and home improvement centers; changes in consumer preferences, including increased demand for lower-quality, lower-priced furniture due to declines in consumer confidence and/or discretionary income available for furniture purchases and the availability of consumer credit.

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

In fiscal 2012, imported products sourced from China accounted for approximately 90% of our import purchases and the factory in China from which we directly source the largest portion of our import products accounted for approximately 51% of our worldwide purchases of imported products. A sudden disruption in our supply chain from this factory, or from China in general, could significantly impact our ability to fill customer orders for products manufactured at that factory or in that country.  If such a disruption were to occur, we believe that we would have sufficient inventory currently on hand and in transit to our U.S. warehouses in Martinsville, VA to adequately meet demand for approximately three months, with an up to additional three weeks available for immediate shipment from our primary Asia warehouses. We believe that we could, most likely at higher cost, source most of the products currently sourced in China from factories in other countries and could produce certain upholstered products domestically at our own factories.  However, supply disruptions and delays on selected items could occur for up to six months before remedial measures could be implemented.  If we were to be unsuccessful in obtaining those products from other sources or at comparable cost, then a sudden disruption in our supply chain from our largest import furniture supplier, or from China in general, could have a short-term material adverse effect on our results of operations.

Our transition from suppliers located in China to lower cost suppliers in other Asian countries could result in longer lead times and shipping delays which could decrease our earnings.

Inflation in China has prompted us to source more of our products from lower cost suppliers in other Asian countries, such as Vietnam and Indonesia, and we expect this transition to intensify. This transition involves significant planning and coordination on our part and on the part of our suppliers in these countries. Despite our best efforts and those of our sourcing partners, these transition efforts are likely to result in longer lead times and shipping delays which could decrease our earnings.

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

Accounting rules require that long-lived assets be tested for impairment when circumstances indicate, but at least annually.  At January 29, 2012 we had $22.9 million in net long-lived assets, consisting primarily of property, plant and equipment, trademarks and trade names. The outcome of annual impairments tests could result in the write-down of all or a portion of the value of these assets.  A write-down of our assets would, in turn, reduce our earnings and net worth. Over the past three fiscal years, we have written down approximately $8.4 million in long lived assets. It is possible that we will have additional write-downs in the future, resulting in additional reductions to our earnings and net worth. Factors which may lead to additional write-downs of our long lived assets include, but are not limited to:

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

We may not be able to maintain or to raise prices in response to inflation and increasing costs.

Competitive and market forces could prohibit future successful price increases of our products in order to offset increased costs of finished goods, raw materials, freight and other product-related costs, which could lower our earnings.

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

We are in the process of implementing a company-wide Enterprise Resource Planning (ERP) system.  Our ERP system implementation may not result in improvements that outweigh its costs and may disrupt our operations. Our inability to mitigate existing and future disruptions could negatively affect our business, results of operations and financial condition. This implementation subjects us to substantial costs and inherent risks associated with migrating from our legacy systems. These costs and risks include, but are not limited to:

▪	significant capital and administrative expenditures;
▪	disruptions to our domestic and international supply chains;
▪	the inability to fill customer orders;
▪	the inability to process payments to suppliers, vendors and associates accurately and in a timely manner;
▪	the disruption of our internal control structure;
▪	the inability to fulfill our SEC reporting requirements in a timely manner;
▪	the inability to fulfill federal and state tax filing requirements in a timely manner; and
▪	increased demands on management and staff time to the detriment of other corporate initiatives.

The interruption or failure of our information systems or information technology infrastructure could adversely impact our business and operations.

Our information systems (software) and information technology (hardware) infrastructure platforms and those of third parties providing these services to us, facilitate and support every facet of our business, including the sourcing of raw materials and finished goods, planning, manufacturing, warehousing, customer service, shipping, accounting and human resources. Our systems (and those of third parties providing services to us) are also vulnerable to disruption or damage caused by a variety of factors including, but not limited to, power disruptions or outages, natural disasters, computer system or network failures, viruses or malware, physical or electronic break-ins, unauthorized access and cyber-attacks. If these information systems are interrupted or fail, our operations may be adversely affected, which could have a material adverse effect on our results of operations and financial position.

Economic downturns could result in a decrease in sales and earnings.

The furniture industry is particularly sensitive to cyclical variations in the general economy and to uncertainty regarding future economic prospects.  Home furnishings are generally considered a postponable purchase by most consumers.  Economic downturns could affect consumer spending habits by decreasing the overall demand for home furnishings.  These events could also impact retailers, Hooker’s primary customers, possibly resulting in a decrease in our sales or earnings.  Changes in interest rates, consumer confidence, new housing starts, existing home sales, the availability of consumer credit and geopolitical factors have particularly significant effects on our Company. A recovery in the Company’s sales could lag significantly behind a general recovery in the economy after an economic downturn due to the postponable nature and relatively significant cost of home furnishings purchases.

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

We are primarily a residential furniture design, sourcing, marketing and logistics company with domestic upholstery manufacturing capabilities.  Our ability to maintain and grow sales and earnings depends on the continued correct selection and successful execution and refinement of our overall business strategies and business systems for designing, marketing, sourcing, distributing and servicing our products.  We must also make good decisions about product mix and inventory availability targets.  Since we are completely dependent on offshore suppliers for case goods furniture products, we must continue to enhance relationships and business systems that allow us to continue to work more efficiently and effectively with our global sourcing suppliers.  We must also continue to evaluate the appropriate mix between domestic manufacturing and foreign sourcing for upholstered products.  All of these factors affect our ability to grow sales and earnings.

Changes in the value of the U.S. Dollar compared to the currencies for the countries from which we obtain our products could adversely affect net sales and profit margins.

For imported products, we generally negotiate firm pricing with our foreign suppliers in U.S. Dollars, typically for periods of at least one year.  We accept the exposure to exchange rate movements beyond these negotiated periods. We do not use derivative financial instruments to manage this risk but could choose to do so in the future.  Since we transact our imported product purchases in U.S. Dollars, a relative decline in the value of the U.S. Dollar could increase the price we must pay for imported products beyond the negotiated periods.  These price changes could adversely impact net sales and profit margins during affected periods.

Our dependence on offshore suppliers could, over time, adversely affect our ability to service customers, which could lower sales and earnings.

We rely exclusively on offshore suppliers for our casegoods furniture products and for a significant portion of our upholstered products.  Our offshore suppliers may not provide goods that meet our quality, design or other specifications in a timely manner and at a competitive price.  If our suppliers do not meet our specifications, we may need to find alternative vendors, potentially at a higher cost, or may be forced to discontinue products.  Also, delivery of goods from offshore vendors may be delayed for reasons not typically encountered for domestically manufactured furniture, such as shipment delays caused by customs issues, labor issues, decreased availability of shipping containers and/or the inability to secure space aboard shipping vessels to transport our products.  Our failure to timely fill customer orders during an extended business interruption for a major offshore supplier, or due to transportation issues, could negatively impact existing customer relationships resulting in decreased sales and earnings.

We rely on offshore sourcing for all of our casegoods furniture products, and for a significant portion of our upholstered products. As a result, we are subject to changes in local government regulations, which could result in a decrease in sales and earnings.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

Set forth below is information with respect to our principal properties.  We believe all of these properties are well-maintained and in good condition.  During fiscal 2012, we estimate our upholstery plants operated at approximately 81% of capacity on a one-shift basis.  All our production facilities are equipped with automatic sprinkler systems.  All facilities maintain modern fire and spark detection systems, which we believe are adequate.  We have leased certain warehouse facilities for our distribution and imports operation on a short and medium-term basis.  We expect that we will be able to renew or extend these leases or find alternative facilities to meet our warehousing and distribution needs at a reasonable cost.  All facilities set forth below are active and operational, representing approximately 2.2 million square feet of owned space, leased space or properties utilized under third-party operating agreements.

Location	Segment Use	Primary Use	Approximate Size in Square Feet	Owned or Leased
Martinsville, Va.	Both segments	Corporate Headquarters	43,000	Owned
Martinsville, Va.	Both segments	Distribution and Imports	580,000	Owned
Martinsville, Va.	Casegoods	Distribution	189,000	Owned
Martinsville, Va.	Casegoods	Customer Support Center	146,000	Owned
Martinsville, Va.	Both segments	Distribution	300,000	Leased (1)
High Point, N.C.	Both segments	Showroom	80,000	Leased (2)
Cherryville, N.C.	Upholstery	Manufacturing Supply Plant	53,000	Owned (3)
Hickory, N.C.	Upholstery	Manufacturing	91,000	Owned (3)
Hickory, N.C.	Upholstery	Manufacturing and Offices	36,400	Leased (3) (4)
Bedford, Va.	Upholstery	Manufacturing and Offices	327,000	Owned (5)

(1) Lease expires March 31, 2014. Can be expanded or contracted by 100,000 square feet on a month-to-month basis.
(2) Lease expires October 31, 2016.
(3) Comprise the principal properties of Bradington-Young LLC.
(4) Lease expires December 15, 2012 and provides for 2 one-year extensions at our election.
(5) Comprise the principal properties of Sam Moore Furniture LLC.

Set forth below is information regarding principal properties we utilize that are owned and operated by third parties.

Location	Segment Use	Primary Use	Approximate Size in Square Feet
Guangdong, China	Casegoods	Distribution	210,000 (1)
Guangdong, China	Casegoods	Distribution	35,000 (2)
Guangdong, China	Both segments	Distribution	22,000 (3)
Guangdong, China	Casegoods	Distribution	20,000 (4)
Ho Chi Minh City, Vietnam	Casegoods	Distribution	20,000 (4)

(1) This property is subject to an operating agreement that expires on July 31, 2012.
(2) This property is subject to an operating agreement that expires on July 31, 2012 and automatically renews for one year on its anniversary date.
(3) This property is subject to an informal operating agreement that expires on March 1, 2013 and automatically renews for one year on its anniversary date.
(4) These properties are subject to operating agreements that expire on December 31, 2012.

ITEM 3.  LEGAL PROCEEDINGS

None.

ITEM 4.  MINE SAFETY DISCLOSURES

None.

EXECUTIVE OFFICERS OF
HOOKER FURNITURE CORPORATION

Hooker Furniture’s executive officers and their ages as of April 12, 2012 and the year each joined the company are as follows:

Name	Age	Position	Year Joined Company
Paul B. Toms, Jr.	57	Chairman and Chief Executive Officer	1983
Paul A. Huckfeldt	54	Vice President - Finance and Accounting and	2004
		Chief Financial Officer
Alan D. Cole	62	President - Hooker Furniture	2007
Arthur G. Raymond, Jr.	64	Senior Vice President - Casegoods Operations	2010
Michael W. Delgatti, Jr.	58	President - Hooker Upholstery	2009

Paul B. Toms, Jr. has been Chairman and Chief Executive Officer since December 2000 and served as President for most of the period from November 2006 to August 2011.  Mr. Toms was President and Chief Operating Officer from December 1999 to December 2000, Executive Vice President - Marketing from 1994 to December 1999, Senior Vice President - Sales and Marketing from 1993 to 1994, and Vice President - Sales from 1987 to 1993.  Mr. Toms joined the Company in 1983 and has been a Director since 1993.

Paul A. Huckfeldt has been Vice President - Finance and Accounting since December 2010 and Chief Financial Officer since January 31, 2011. Mr. Huckfeldt served as Corporate Controller and Chief Accounting Officer from January 2010 to January 2011, Manager of Operations Accounting from March 2006 to December 2009 and led the Company’s Sarbanes-Oxley implementation and subsequent compliance efforts from April 2004 to March 2006.

Alan D. Cole has been President of Hooker Furniture since August 2011.  Prior to his promotion, he served as President – Hooker Upholstery from August 2008 to August 2011 and as Executive Vice President – Upholstery Operations from April 2007 to August 2008. Prior to joining the Company, Mr. Cole was President and Chief Executive Officer of Schnadig Corporation, a manufacturer and marketer of a full line of medium-priced home furnishings from 2004 to 2006.  Mr. Cole has been President of Parkwest LLC, a real estate development firm from 2002 to the present.  Mr. Cole also served as a member of the Company’s Board of Directors in 2003.

Arthur G. Raymond, Jr. has been Senior Vice-President of Casegoods Operations since joining the Company in February 2010. Prior to joining the Company, Mr. Raymond served as President of A.G. Raymond & Company, Inc., a management and technical consulting firm serving the furniture industry, from October 1980 through January 2010.

Michael W. Delgatti, Jr. has been President – Hooker Upholstery since August 2011. Mr. Delgatti joined the Company in January of 2009 as Executive Vice-President of Hooker Upholstery. Prior to that prior to that, Mr. Delgatti served as Executive Vice- President – Sales and Marketing at Southern Furniture Company, a privately-held manufacturer of upholstered furniture, from September 2007 to January 2009 and served as Executive Vice-President-Upholstery and Occasional at Broyhill Furniture, a subsidiary of Furniture Brands International, from June 2005 through August 2007.

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

	Sales Price Per Share		Dividends
	High	Low	Per Share
October 31, 2011 - January 29, 2012	$12.38	$9.01	$0.10
August 1 - October 30, 2011	10.86	7.96	0.10
May 2 - July 31, 2011	12.50	8.25	0.10
January 31 - May 1, 2011	14.10	11.50	0.10

November 1, 2010 - January 30, 2011	$14.75	$10.47	$0.10
August 2 - October 31, 2010	12.41	9.22	0.10
May 3 - August 1, 2010	17.95	10.01	0.10
February 1 - May 2, 2010	17.28	12.33	0.10

As of January 29, 2012, we had approximately 2,600 beneficial shareholders.  We pay dividends on our common stock on or about the last day of February, May, August and November, when declared by the Board of Directors, to shareholders of record approximately two weeks earlier.  Although we presently intend to continue to declare cash dividends on a quarterly basis for the foreseeable future, the determination as to the payment and the amount of any future dividends will be made by the Board of Directors from time to time and will depend on our then-current financial condition, capital requirements, results of operations and any other factors then deemed relevant by the Board of Directors.

Performance Graph

The following graph compares cumulative total shareholder return for the Company with a broad performance indicator, the Russell 2000® Index, and an industry index, the Household Furniture Index, for the period from November 30, 2006 to January 29, 2012.

(1)	The graph shows the cumulative total return on $100 invested at the beginning of the measurement period in our common stock or the specified index, including reinvestment of dividends.

(2)	The Russell 2000® Index, prepared by Frank Russell Company, measures the performance of the 2,000 smallest companies out of the 3,000 largest U.S. companies based on total market capitalization.

(3)
The Household Furniture Index (SIC Codes 2510 and 2511) as prepared by Zacks Investment Research combines all home furnishings companies whose securities are registered with the SEC under the Securities Exchange Act of 1934.  On February 14, 2012, Zacks Investment Research reported that the Household Furniture Index consisted of:  Bassett Furniture Industries, Inc., Chromcraft Revington, Inc., Ethan Allen Interiors Inc., Flexsteel Industries, Inc., Furniture Brands International, Inc., Hooker Furniture Corporation, La-Z-Boy Incorporated, Natuzzi S.p.A, Tempur Pedic International, Inc., Leggett and Platt, Inc., Sealy Corp., Select Comfort Corp., Krauses Furn., Rowe, Dorel Inds. and Stanley Furniture Company, Inc.

ITEM 6.  SELECTED FINANCIAL DATA

The following selected financial data for each of our last five fiscal years has been derived from our audited, consolidated financial statements.  The selected financial data should be read in conjunction with the consolidated financial statements, including the related notes, and Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this report.

	Fiscal Year Ended (1)
	January 29,	January 30,	January 31,	February 1,	February 3,
	2012	2011	2010	2009	2008
	(In thousands, except per share data)
Income Statement Data:
Net sales	$222,505	$215,429	$203,347	$261,162	$316,801
Cost of sales	173,642	168,547	154,931	200,878	235,057
Gross profit	48,863	46,882	48,416	60,284	81,744
Selling and adminstrative expenses	40,375	41,022	41,956	45,980	51,738
Restructuring charges (credits) (2)	-	1,403	-	(951)	309
Goodwill and intangible asset impairment charges (3)	1,815	396	1,274	4,914	-
Operating income	6,673	4,061	5,186	10,341	29,697
Other income (expense), net	272	108	(99)	323	1,472
Income before income taxes	6,945	4,169	5,087	10,664	31,169
Income taxes	1,888	929	2,079	3,754	11,514
Net income	5,057	3,240	3,008	6,910	19,655

Per Share Data:
Basic and diluted earnings per share	$0.47	$0.30	$0.28	$0.62	$1.58
Cash dividends per share	0.40	0.40	0.40	0.40	0.40
Net book value per share (4)	11.78	11.78	11.86	12.06	12.18
Weighted average shares outstanding (basic)	10,762	10,757	10,753	11,060	12,442

Balance Sheet Data:
Cash and cash equivalents	$40,355	$16,623	$37,995	$11,804	$33,076
Trade accounts receivable	25,807	27,670	25,894	30,261	38,229
Inventories	34,136	57,438	36,176	60,248	50,560
Working capital	89,534	89,297	87,894	91,261	102,307
Total assets	149,171	150,411	149,099	153,467	175,232
Long-term debt (including current maturites)	-	-	-	5,218	7,912
Shareholders' equity	127,113	126,770	127,592	129,710	140,826

(1)	Our fiscal years end on the Sunday closest to January 31. The fiscal years presented above all had 52 weeks, except for the fiscal year ended February 3, 2008, which had 53 weeks.

(2)
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

b)	in fiscal 2009 we recorded credits of $951,000 pretax ($592,000 after tax, or $0.05 per share) to reverse previously accrued employee benefits and environmental costs not expected to be paid; and
c)
in fiscal 2008, we recorded charges of $309,000 pretax ($190,000 after tax, or $0.02 per share) principally related to the March 2007 closing and sale of our Martinsville, Va. casegoods manufacturing facility;

(3)	Based on our annual impairment analyses, we have recorded the following goodwill and intangible asset impairment charges:
a)	in fiscal 2012, we recorded intangible asset charges of $1.8 million pretax ($1.1 million after tax or $0.10 per share) on our Bradington-Young trade name;
b)	in fiscal 2011, we recorded intangible asset impairment charges of $396,000 pretax ($247,000 after tax, or $0.02 per share) on our Opus Designs by Hooker Furniture trade name;
c)
in fiscal 2010, we recorded intangible asset impairment charges of $661,000 pretax ($412,000 after tax, or $0.04 per share) on our Opus Designs by Hooker Furniture trade name and $613,000 pretax ($382,000 after tax, or $0.04 per share) on our Bradington-Young trade name; and

d)
in fiscal 2009, we recorded intangible asset impairment charges of $3.8 million pretax ($2.5 million  after tax, or $0.22 per share), primarily related to the write-off of goodwill resulting from the acquisition of Opus Designs in 2007 and of Bradington-Young in 2003, and $1.1 million ($685,000 after tax, or $0.06) per share to write down the Bradington-Young trade name.

(4)
Net book value per share is derived by dividing (a) “shareholders’ equity” by (b) the number of common shares issued and outstanding, excluding unearned ESOP and unvested restricted shares, all determined as of the end of each fiscal period.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the selected financial data and the consolidated financial statements, including the related notes, contained elsewhere in this annual report. All references to the Company in this discussion refer to the Company and its consolidated subsidiaries, unless specifically referring to segment information.

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

The financial statements filed as part of this annual report on Form 10-K include the:

▪	fifty-two week period that began January 31, 2011 and ended on January 29, 2012 (fiscal 2012);
▪	fifty-two week period that began February 1, 2010 and ended on January 30, 2011 (fiscal 2011); and
▪	fifty-two week period that began February 2, 2009 and ended on January 31, 2010 (fiscal 2010).

Overview

We design and import high-quality casegoods and certain upholstered furniture. We also domestically manufacture upholstered furniture in order to offer quick turnaround on orders for custom leather and fabric upholstered seating.

Beginning in 2006, and to a greater degree in the fall of 2008, the home furnishings industry saw significant declines in demand for its products due to a variety of factors including low levels of consumer confidence, difficult housing and mortgage markets, high unemployment and volatile financial markets.  Discretionary purchases of furniture, particularly at the middle and upper-middle price points where we primarily compete, have been significantly affected by these factors.  Our upholstery segment has sustained operating losses during the downturn, primarily due to the combination of significantly lower sales volumes and the high fixed cost nature of domestic manufacturing.

Despite these challenges, the flexibility of  our import business model has allowed us to respond proactively to difficult and changing market conditions by adjusting the types and quantities of inventory we purchase from suppliers and cover upholstery segment operating losses.  We believe that increases in our net sales over the last two fiscal years are evidence of both our ability to effectively adjust to and accommodate changing market conditions, including changing consumer tastes and demands and a slowly improving retail environment for home furnishings.

On a consolidated basis, for the 2012 fiscal year we realized a low single digit sales increase as compared to fiscal 2011 and, as a percentage of net sales as compared to the 2011 fiscal year, realized flat gross margins as a percentage of net sales, lower selling and administrative expense, higher operating income despite the write-down of our upholstery segments’ Bradington-Young trade name, higher other income and higher net income, despite increased income tax expense. Our fiscal 2012 results of operations are discussed in more detail below.

Results of Operations

The following table sets forth the percentage relationship to net sales of certain items for the annual periods included in the consolidated statements of income:

	Fifty-two weeks ended
	January 29,	January 30,	January 31,
	2012	2011	2010
Net sales	100.0%	100.0%	100.0%
Cost of sales	78.0	78.0	76.2
Casualty loss	-	1.0	-
Insurance recovery	-	(0.8)	-
Gross profit	22.0	21.8	23.8
Selling and administrative expenses	18.1	19.0	20.6
Restructuring charges	-	0.7	0.0
Intangible asset impairment charges	0.8	0.2	0.6
Operating income	3.0	1.9	2.6
Other income (expense), net	0.1	0.1	(0.1)
Income before income taxes	3.1	1.9	2.5
Income taxes	0.8	0.4	1.0
Net income	2.3	1.5	1.5

Fiscal 2012 Compared to Fiscal 2011

Net Sales

Net Sales
	Fifty-two weeks ended
	January 29, 2012	% Net Sales	January 30, 2011	% Net Sales	$ Change	% Change

Casegoods	$147,927	66.5%	$143,157	66.5%	$4,770	3.3%
Upholstery	74,578	33.5%	72,272	33.5%	$2,306	3.2%
Consolidated	$222,505	100.0%	$215,429	100.0%	$7,076	3.3%

Unit Volume	FY12 % Increase vs. PY	Average Selling Price	FY12 % Increase vs. PY

Casegoods	1.4%	Casegoods	2.1%
Upholstery	1.3%	Upholstery	3.4%
Consolidated	1.4%	Consolidated	2.5%

The consolidated net sales increase was principally due to increased unit volume and average selling prices across both our casegoods and upholstery segments. In particular, the increase in net sales for the upholstery segment reflects increases in fabric upholstery average selling price and unit volume of 7.3% and 4.2%, respectively, compared to the prior fiscal year, with such increases primarily due to the mix of products shipped.

Gross Income and Margin

Gross Income and Margin
	Fifty-two weeks ended
	January 29, 2012	% Net Sales	January 30, 2011	% Net Sales	$ Change	% Change

Casegoods	$37,550	25.4%	$37,642	26.3%	$(92)	-0.2%
Upholstery	11,313	15.2%	9,240	12.8%	2,073	22.4%
Consolidated	$48,863	22.0%	$46,882	21.8%	$1,981	4.2%

Casegoods gross margins decreased as compared to the prior fiscal year primarily due to increased product discounting partially offset by lower freight costs on imported products during the second half of fiscal 2012. As a percentage of net sales, product discounting increased approximately 200 basis points over the prior fiscal year, primarily due to a conscious effort to reduce excess inventory. Upholstery margins increased primarily due to cost reduction efforts and higher fabric upholstery selling prices partially offset by increased raw material costs and a casualty loss expense of $181,000 related to a sprinkler malfunction at one of our warehouses during the 2012 fiscal year.

Selling and Administrative Expenses

Selling and Administrative Expenses
	Fifty-two weeks ended
	January 29, 2012	% Net Sales	January 30, 2011	% Net Sales	$ Change	% Change

Casegoods	$26,905	18.2%	$27,897	19.5%	$(992)	-3.6%
Upholstery	13,470	18.1%	13,125	18.2%	345	2.6%
Consolidated	$40,375	18.1%	$41,022	19.0%	$(647)	-1.6%

Fiscal 2012 selling and administrative expense decreased in our casegoods segment, primarily due to:

▪	Lower salary related costs, due to:
o	an insurance gain of $610,000 on Company-owned life insurance due to the death of a former executive during the fiscal 2012 first quarter;
o	realignments in our officer group; and
o	the reversal of an accrual for long-term incentive compensation during the first quarter of fiscal 2012;
▪	Lower advertising supplies expense and sample expense, due to cost reduction measures;
▪	Lower depreciation and amortization expense primarily due to decreased information systems spending on our legacy systems in anticipation of the implementation of our current ERP project; and
▪	Lower bad debt expense due to adjustments in our accounts receivable reserves to reflect favorable collection trends.

These decreased expenses were partially offset by higher sales and design commissions due to increased sales, a charge to write-off a note receivable and a charge to write down leasehold improvements related to the relocation and consolidation of our showroom space at the International Home Furnishings Center.

Fiscal 2012 selling and administrative expenses increased as compared to the prior year in our upholstery segment primarily due to:

▪	Increased commissions and sales incentives due to higher sales and initiatives to drive sales volume growth;
▪	A charge to write down leasehold improvements related to the relocation and consolidation of our showroom space at the International Home Furnishings Center; and
▪	Increased sample expense incurred for swatches for new leather and fabric upholstery offerings.

These increased expenses were partially offset by decreased market expense due to cost reduction efforts and decreased advertising expense due to cost cutting measures.

Operating Income and Margin

Operating Margin
	Fifty-two weeks ended
	January 29, 2012	% Net Sales	January 30, 2011	% Net Sales	$ Change	% Change

Casegoods	$10,644	7.2%	$9,348	6.5%	$1,296	13.9%
Upholstery	(3,971)	-5.3%	(5,287)	-7.3%	1,316	24.9%
Consolidated	$6,673	3.0%	$4,061	1.9%	$2,612	64.3%

During the fourth quarter of fiscal 2012, our upholstery segment recorded a non-cash charge of $1.8 million ($1.1 million, or $0.10 per share, after tax) to write-down the value of the Bradington-Young trade name. We wrote down the carrying value of the Bradington-Young trade name because of operating losses in that division over the last few years. We believe that we’ve taken the proper steps to adjust capacity and reduce cost structure. We expect it to become a contributor to consolidated profitability during fiscal 2013. See notes 7 and 14 to the consolidated financial statements on pages F-15 and F-22 for more information about this charge.

Fiscal 2012 operating profitability increased year over year compared to fiscal 2011 due to the factors discussed above, despite the charges to write-down intangibles assets.  The following table reconciles operating income as a percentage of net sales (“operating margin”) to operating margin excluding restructuring and impairment charges as a percentage of net sales for each period:

GAAP to Non-GAAP Operating Margin Reconciliation
	Fifty-Two Weeks Ended
	January 29,	January 30,
	2012	2011
Consolidated operating margin, including restructuring and impairment charges	3.0%	1.9%
Intangible asset impairment charges	0.8	0.2
Restructuring charges	-	0.7
Consolidated operating margin, excluding restructuring and impairment charges	3.8%	2.8%

Operating margin excluding the impact of restructuring and impairment charges is a “non-GAAP” financial measure.  We provide this information because we believe it is useful to investors in evaluating our ongoing operations. This Non-GAAP financial measure is intended to provide insight into our operating margin and should be evaluated in the context in which it is presented. This measure is not intended to reflect our overall financial results.

Other income, net

Other income, net
	Fifty-two weeks ended
	January 29, 2012	% Net Sales	January 30, 2011	% Net Sales	$ Change	% Change

Casegoods	$755	0.5%	$625	0.5%	$130	20.8%
Upholstery	(483)	-0.7%	(517)	-0.7%	34	6.6%
Consolidated	$272	0.1%	$108	0.1%	$164	151.9%

The increase in other income, net is primarily due to interest earned on a federal tax refund and anti-dumping duty refunds and increased other miscellaneous income.

Income Taxes

Income taxes
	Fifty-two weeks ended
	January 29, 2012	% Net Sales	January 30, 2011	% Net Sales	$ Change	% Change

Consolidated income tax expense	$1,888	0.8%	$929	0.4%	$959	103.2%

Effective Tax Rate	27.2%		22.3%

We recorded income tax expense of $1.9 million  during fiscal 2012, compared to $929,000 for fiscal 2011, due primarily to an increase in pre-tax income.  Our effective tax rate rose to 27.2% from 22.3%. The effective rate in fiscal 2012 was higher than in fiscal 2011 mainly because we successfully obtained abatement of a large federal tax penalty during fiscal 2011, we received a smaller benefit on charitable contributions of inventory during fiscal 2012 and the amount of subpart F income allocated from our former captive insurance arrangement was significantly smaller in fiscal 2012.   Additionally, in fiscal 2012, the impact of permanent book-tax differences resulted in a smaller improvement in our effective tax rate because of the larger amount of income compared to fiscal 2011.

Net Income and Earnings Per Share

	Fifty-two weeks ended
	January 29, 2012	% Net Sales	January 30, 2011	% Net Sales	$ Change	% Change
Net Income
Consolidated	$5,057	2.3%	$3,240	1.5%	$1,818	56.1%

Earnings per share	$0.47		$0.30

Fiscal 2011 Compared to Fiscal 2010

Net Sales

Net Sales
	Fifty-two weeks ended
	January 30, 2011		January 31, 2010		$ Change	% Change
		% Net Sales		% Net Sales
Casegoods	$143,157	66.5%	$140,365	69.0%	$2,792	2.0%
Upholstery	72,272	33.5%	62,982	31.0%	$9,290	14.8%
Consolidated	$215,429	100%	$203,347	100%	$12,082	5.9%

Unit Volume	FY11 % Increase (decrease) vs. PY	Average Selling Price	FY11 % Increase (decrease) vs. PY

Casegoods	3.6%	Casegoods	-3.0%
Upholstery	22.0%	Upholstery	-4.4%
Consolidated	7.9%	Consolidated	-2.4%

Consolidated fiscal 2011 net sales increases were primarily due to increased unit volume across the casegoods and upholstery segments, with the upholstery segment showing a significant increase in unit volume as compared to fiscal 2010. The upholstery segment’s unit volume increase was driven by a 47% increase in Bradington-Young’s imported leather upholstery unit volume compared to fiscal 2010. Consolidated average selling prices decreased due primarily to the mix of products shipped.

Gross Income and Margin

Gross Margin
	Fifty-two weeks ended
	January 30, 2011	% Net Sales	January 31, 2010	% Net Sales	$ Change	% Change

Casegoods	$37,642	26.3%	$40,704	29.0%	$(3,062)	-7.5%
Upholstery	9,240	12.8%	7,712	12.2%	1,528	19.8%
Consolidated	$46,882	21.8%	$48,416	23.8%	$(1,534)	-3.2%

Casegoods margins in fiscal 2011 decreased as compared to the prior fiscal year primarily due to:

▪	increased freight costs on imported products and
▪	a $500,000 net charge to casegoods cost of sales for our insurance deductible paid in connection with a distribution center fire in fiscal 2011,
▪	partially offset by lower product discounting, lower returns and allowances and cost savings from the exit from our California warehouse in fiscal 2010.

Upholstery margins in fiscal 2011 increased as compared to the prior fiscal year primarily due to:

▪	manufacturing efficiencies due to increased production rates and
▪	cost reduction initiatives;
▪	partially offset by higher raw material and manufacturing costs as a percentage of sales.

Selling and Administrative Expenses

Selling and Administrative Expenses
	Fifty-two weeks ended
	January 30, 2011	% Net Sales	January 31, 2010	% Net Sales	$ Change	% Change

Casegoods	$27,897	19.5%	$28,995	20.7%	$(1,098)	-3.8%
Upholstery	13,125	18.2%	12,961	20.6%	164	1.3%
Consolidated	$41,022	19.0%	$41,956	20.6%	$(934)	-2.2%

 Fiscal 2011, casegoods selling and administrative expenses decreased as compared to the prior fiscal year primarily due to:

▪	lower professional services expense due to cost cutting measures and
▪	lower bad debts expense due to favorable collection trends.

These decreases were partially offset by increased sales and design commissions due to higher sales in the 2011 fiscal period.

Fiscal 2011 upholstery selling and administrative expenses increased as compared to the prior fiscal year primarily due to:

▪
increased salaries and wages expense due primarily to transfers of employees into selling and administrative salaries and wages from other internal cost centers, and, to a lesser extent, overtime in upholstery product development; and

▪	increased commission expense due to higher sales in the 2011 fiscal period.

These increases were partially offset by decreased advertising and sample expense due to cost cutting measures.

Restructuring and Intangible Asset Impairment Charges

	Restructuring and intangible asset impairment charges
	Fifty-two weeks ended
	January 30, 2011	% Net Sales	January 31, 2010	% Net Sales	$ Change	% Change

Casegoods	$396	0.2%	$661	0.3%	$(265)	-40.1%
Upholstery	1,403	0.7%	613	0.3%	790	128.9%
Consolidated	$1,799	0.9%	$1,274	0.6%	$525	41.2%

During fiscal 2011, we recorded $1.8 million pretax ($1.1 million after tax, or $0.10 per share) in restructuring and intangible asset impairment charges related to:

▪	the write-down of our Opus Designs by Hooker trade name ($396,000 pretax, $247,000 after tax, or $0.02 per share recorded in our casegoods segment); and

▪
the consolidation of Bradington-Young’s Cherryville, NC manufacturing facility and offices to Hickory, NC ($1.4 million, pretax, $874,000 after tax or $0.08 per share recorded in our upholstery segment).

During fiscal 2010, we recorded $1.3 million pretax ($794,000 after tax or $0.07 per share) in intangible asset impairment charges related to the write-down of our Bradington –Young and Opus Designs by Hooker trade names.

Operating Income and Margin

Operating Margin
	Fifty-two weeks ended
	January 30, 2011	% Net Sales	January 31, 2010	% Net Sales	$ Change	% Change

Casegoods	$9,348	6.5%	$11,048	7.9%	$(1,700)	-15.4%
Upholstery	(5,287)	-7.3%	(5,862)	-9.3%	575	-9.8%
Consolidated	$4,061	1.9%	$5,186	2.6%	$(1,125)	-21.7%

Consolidated operating margin decreased in fiscal 2011 compared to fiscal 2010, primarily due to:

▪	the previously mentioned increase in freight costs on imported products and the $500,000 casualty loss charge for a warehouse fire in our casegoods segment, and

▪	restructuring and intangible asset impairment charges in both our casegoods and upholstery segments.

These decreases were partially offset by improved margins in our upholstery segment and lower selling and administrative expenses in our casegoods segment.

Excluding the effect of restructuring and intangible asset impairment charges, consolidated operating profitability in fiscal 2011 still declined year over year compared to fiscal 2010, due to the other factors discussed above.  The following table reconciles consolidated operating income as a percentage of consolidated net sales (“operating margin”) to consolidated  operating margin excluding these charges (“restructuring and impairment charges”) as a percentage of consolidated net sales for each period:

GAAP to Non-GAAP Operating Margin Reconciliation
	Fifty-Two Weeks Ended
	January 30,	January 31,
	2011	2010
Consolidated Operating margin, including restructuring and impairment charges	1.9%	2.6%
Intangible asset impairment charges	0.2	0.6
Restructuring charges	0.7	-
Consolidated Operating margin, excluding restructuring and impairment charges	2.8%	3.2%

Consolidated operating margin excluding the impact of restructuring and impairment charges is a “non-GAAP” financial measure.  We provide this information because we believe it is useful to investors in evaluating our ongoing operations. This non-GAAP financial measure is intended to provide insight into our operating margin and should be evaluated in the context in which it is presented. This measure is not intended to reflect our overall financial results.

Other Income, net

Other income, net
	Fifty-two weeks ended
	January 30, 2011	% Net Sales	January 31, 2010	% Net Sales	$ Change	% Change

Casegoods	$625	0.5%	$414	0.5%	$211	51.0%
Upholstery	(517)	-0.7%	(513)	0.6%	(4)	0
Consolidated	$108	0.1%	$(99)	-0.1%	$207	209.1%

The increase in casegoods other income was primarily the consequence of lower interest expense in fiscal 2011 due to the early payoff of our term loans during fiscal 2010.

Income Tax

Income taxes
	Fifty-two weeks ended
	January 30, 2011	% Net Sales	January 31, 2010	% Net Sales	$ Change	% Change

Consolidated Income Tax Expense	$929	0.4%	$2,079	1.0%	$(1,150)	-55.3%

Effective Tax Rate	22.3%		40.9%

We recorded decreased income tax expense during fiscal 2011, as compared to fiscal 2010, due primarily to a decline in pretax income.  The effective rate in fiscal 2011 was lower than our typical effective tax rate due to:

▪	the reversal of two federal income tax penalties that had been accrued or paid in prior years;
▪	the establishment of a valuation allowance against certain state loss carry forwards that occurred in fiscal 2010;
▪	a smaller amount of subpart F income required to be included in income in fiscal 2011;
▪	a distribution from our captive insurance subsidiary, which was treated as income for financial reporting purposes but was a return of capital for tax purposes, and
▪	an increase in the tax benefit related to Company-owned life insurance policies.

Additionally, in fiscal 2011, the impact of permanent book-tax differences resulted in a larger improvement in our effective tax rate because of the decrease in income compared to fiscal 2010.

Net Income and Earnings Per Share

Net Income
	Fifty-two weeks ended
	January 30, 2011	% Net Sales	January 31, 2010	% Net Sales	$ Change	% Change

Consolidated Net Income	$3,240	1.5%	$3,008	1.5%	$232	7.7%

Earnings per share	$0.30		$0.28

Financial Condition, Liquidity and Capital Resources

Balance Sheet and Working Capital

The following chart shows changes in our total assets, current assets, current liabilities, net working capital and working capital ratio:

	Balance Sheet and Working Capital
	January 29, 2012	January 30, 2011	$ Change

Total Assets	$149,171	$150,411	$(1,240)

Cash	$40,355	$16,623	$23,732
Trade Receivables	25,807	27,670	(1,863)
Inventories	34,136	57,438	(23,302)
Prepaid Expenses & Other	4,194	4,965	(771)

Total Current Assets	$104,492	$106,696	$(2,204)

Trade accounts payable	$9,233	$11,785	$(2,552)
Accrued salaries, wages and benefits	3,855	3,426	429
Other accrued epenses	1,870	2,188	(318)

Total current liabilities	$14,958	$17,399	$(2,441)

Net working capital	$89,534	$89,297	$237

Working capital ratio	7.0 to 1	6.1 to 1

Total assets decreased year-over-year between fiscal 2012 and fiscal 2011, principally due to decreased inventories, trade receivables and prepaid expenses and other current assets, partially offset by an increase in cash.

Fiscal 2012 net working capital (current assets less current liabilities) was essentially flat as compared to the 2011 fiscal year, primarily due to:

▪	decreased inventories due to a concerted effort to reduce excess inventory;
▪	decreased prepaid expenses and other due to decreases in deferred taxes, and
▪	decreased in trade receivables due to lower sales near the end of the fiscal year.

These decreases were almost entirely offset by:

▪	increased cash balances; and
▪	decreased trade accounts payable due to lower inventory purchases.

Despite the fact that our net working capital in fiscal 2012 was essentially flat as compared to the prior fiscal year, our working capital ratio (the relationship between our current assets and current liabilities) increased at January 29, 2012 as compared to January 30, 2011, primarily due to the magnitude of the change to our total current assets as compared to the change to our total current liabilities.

Summary Cash Flow Information – Operating, Investing and Financing Activities

	Fifty-Two Weeks Ended
	January 29,	January 30,	January 31,
	2012	2011	2010
Net cash provided by (used in) operating activities	$32,276	$(15,459)	$36,846
Net cash used in investing activities	(4,229)	(1,601)	(1,128)
Net cash used in financing activities	(4,315)	(4,312)	(9,527)
Net increase (decrease) in cash and cash equivalents	$23,732	$(21,372)	$26,191

During fiscal 2012, $32.3 million in cash generated from operations funded an increase in cash and cash equivalents of $23.7 million, cash dividends of $4.3 million, capital expenditures of $3.8 million related to our business operating systems and facilities and premiums paid on Company-owned life insurance policies of $1.1 million. Company-owned life insurance policies are in place to compensate us for the loss of key employees, to facilitate business continuity and to serve as a funding mechanism for certain executive benefits.

During fiscal year 2011, cash-on-hand, insurance proceeds received on our warehouse casualty loss ($1.7 million), and proceeds received under Company-owned life insurance policies ($1.7 million) were used to fund $15.5 million in operating cash usage (primarily to fund increased inventory purchases in anticipation of  higher sales), cash dividends ($4.3 million), premiums paid on Company-owned life insurance policies ($1.3 million) and capital expenditures to maintain and enhance our business operating systems and facilities ($2.0 million).

During fiscal year 2010, cash generated from operations ($36.8 million) funded repayment of our long-term debt ($5.2 million), cash dividends ($4.3 million), capital expenditures ($1.7 million), premium paid on Company-owned life insurance policies ($556,000) and an increase in cash and cash equivalents ($26.2 million).

Investing activities consumed $4.2 million in fiscal 2012 compared to $1.6 million in fiscal 2011. In fiscal 2012, we invested $3.8 million in property, plant and equipment and $1.1 million in Company-owned life insurance premium payments. These payments were partially offset by $560,000 in proceeds received on Company-owned life insurance.

Investing activities consumed $1.6 million in fiscal 2011 compared to $1.1 million consumed in fiscal 2010. In fiscal 2011, we invested $2.0 million in property, plant and equipment and $1.3 million for Company-owned life insurance premium payments, partially offset by $1.7 million proceeds received from Company-owned life insurance policies.

Investing activities consumed $1.1 million in fiscal 2010. In fiscal 2010, we invested in $1.7 million in property, plant and equipment, and $556,000 for Company-owned life insurance premium payments, partially offset by $739,000 in proceeds received from Company-owned life insurance policies and $337,000 in proceeds from the sale of property, plant and equipment.

Financing activities consumed $4.3 million in both fiscal 2012 and fiscal 2011 and consisted entirely of dividend payments.

Financing activities consumed $9.5 million in cash in fiscal 2010. During fiscal year 2010, we repaid $5.2 million of long-term debt and paid $4.3 million in cash dividends.

Liquidity, Financial Resources and Capital Expenditures

Our credit agreement, which is scheduled to expire on July 31, 2013, includes the following terms:

▪	a $15.0 million unsecured revolving credit facility, up to $3.0 million of which can be used to support letters of credit;
▪	a floating interest rate, adjusted monthly, based on LIBOR, plus an applicable margin based on the ratio of our funded debt to EBITDA (each as defined in the agreement);
▪	a quarterly unused commitment fee, based on our ratio of funded debt to EBITDA; and
▪	no pre-payment penalty.

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

We were in compliance with our debt covenants as of January 29, 2012.

As of January 29, 2012, we had an aggregate $13.1 million available under our revolving credit facility to fund working capital needs.  Standby letters of credit in the aggregate amount of $1.9 million, used to collateralize certain insurance arrangements and for imported product purchases, were outstanding under our revolving credit facility as of January 29, 2012.  There were no additional borrowings outstanding under the revolving credit facility on January 29, 2012.  Any principal outstanding under the revolving credit line is due July 31, 2013.

We factor substantially all of our domestic upholstery accounts receivable, in most cases without recourse to us.  We factor these receivables because:

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

Our case goods segment has funded upholstery segment operating losses of $4.0 million, $5.3 million and $5.9 million in fiscal 2012, 2011 and 2010, respectively. We believe that improved upholstery segment profitability will further enhance our operating cash flows in fiscal 2013.

We expect to spend between $3.5 million to $5.5 million in capital expenditures during fiscal year 2013 to maintain and enhance our operating systems and facilities. Of these estimated amounts, we expect to spend between $1.5 million to $2.0 million on the implementation of our ERP system and approximately $1 million on our new showroom at the International Home Furnishings Center.

In addition to capital spending, we expect to invest approximately $6 million - $8 million in fiscal 2013 in order to build inventory in order to maintain customer service levels and grow sales.

Enterprise Resource Planning

During our fiscal 2011 second fiscal quarter, we began an in-depth review of our current business processes and information systems and our anticipated future needs. This review involved many of our associates from both of our divisions and took approximately six months. Based on this review, senior management concluded that we needed a common platform supporting and integrating our casegoods and upholstery businesses and processes.  After significant due-diligence, including numerous in-depth reviews of leading Enterprise Resource Planning (“ERP”) systems and interviews with potential ERP systems implementation partners, we chose an ERP systems solution and implementation partner during our fiscal 2011 fourth quarter. Implementation began during our fiscal 2012 first quarter. We expect to implement the ERP system at our casegoods division during our fiscal 2013 first half, and at our upholstery division sometime during late fiscal 2013 or early fiscal 2014. To complete the ERP system implementation as anticipated, we expect to expend significant financial and human resources. We have spent approximately $2.0 million on this project through January 29, 2012 and anticipate spending approximately $6.0 million in additional funds over the course of this project, with a significant amount of time invested by our associates.

Dividends

At its April 10, 2012 meeting, our board of directors declared a quarterly cash dividend of $0.10 per share, payable on May 25, 2012 to shareholders of record at May 11, 2012.

Commitments and Contractual Obligations

As of January 29, 2012, our commitments and contractual obligations were as follows:

	Cash Payments Due by Period (In thousands)
	Less than			More than
	1 Year	1-3 Years	3-5 Years	5 years	Total
Deferred compensation payments (1)	$469	$1,305	$1,426	$8,896	$12,096
Operating leases (2)	1,270	1,980	601	-	3,851
Other long-term obligations (3)	1,466	681	36	-	2,183
Total contractual cash obligations	$3,205	$3,966	$2,063	$8,896	$18,130
__________________

(1)
These amounts represent estimated cash payments to be paid to participants in our supplemental retirement income plan or “SRIP” through fiscal year 2038, which is 15 years after the last current SRIP participant is assumed to have retired. The present value of these benefits (the actuarially derived projected benefit obligation for this plan) was approximately $7.6 million at January 29, 2012 and is shown on our consolidated balance sheets, with $469,000 recorded in current liabilities and $7.1 million recorded in long-term liabilities. In addition, the monthly retirement benefit for each participant, regardless of age, would become fully vested and the present value of that benefit would be paid to each participant in a lump sum upon a change in control of the Company as defined in the plan. See note 10 to the consolidated financial statements beginning on page F- 16 for additional information about the SRIP.

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

Standby letters of credit in the aggregate amount of $1.9 million, used to collateralize certain insurance arrangements and for imported product purchases, were outstanding under our revolving credit facility as of January 29, 2012.  There were no additional borrowings outstanding under the revolving credit line on January 29, 2012.

Recently Issued Accounting Pronouncements

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

Strategy and Outlook

Our strategy is to offer world-class style, quality and product value as a complete residential casegoods and upholstered furniture resource through excellence in product design, global sourcing, manufacturing, logistics, sales, marketing and customer service.  We strive to be an industry leader in sales growth and profitability performance, thereby providing an outstanding investment for our shareholders and contributing to the well-being of our employees, customers, suppliers and community.  Additionally, we strive to nurture the relationship-focused, team-oriented and honor-driven corporate culture that has distinguished our company for over 87 years.

In order to successfully execute our strategy in fiscal 2013, we must:

▪	Continue to develop the “right” product, in other words, the product the consumer wants at a price they are willing to pay;
▪	Align our import supplier base with our product standards for quality, delivery, value and cost by:
□	continuing to develop existing successful supplier relationships,
□	exiting non-compliant suppliers for more promising supplier relationships in existing or new locales, and
□	developing our Asian supply-team to reduce product quality issues and costs.
▪	Achieve upholstery segment profitability;
▪	Build on fiscal 2012 casegoods volume and profitability increases; and
▪	Implement our corporate Enterprise Resource Planning system for our casegoods segment and substantially complete ERP implementation for our upholstery segment.

To do so, we expect to:

▪
Develop the right product by continuing the collaboration between experienced merchants and younger members of our design team. In fiscal 2012, this collaboration resulted in a Pinnacle Design Award from the American Society of Furniture Designers and several Pinnacle Award nominations;

▪
Better align our supplier base with our  product standards for quality, delivery, value and cost by building on the strengths of our Asian supply team through the effort of our new Vice President -Asian Operations, a seasoned sourcing executive with a record of success and by continuing to leverage our existing successful supplier relationships;

▪	Achieve upholstery segment profitability through volume increases driven by:
□	introducing new product lines and categories,
□
building on the success of our Bradington-Young division’s “comfort@home” in-store gallery program and  whole-home collections like Harbor Pointe and Primrose Hill, which include both casegoods and upholstery, and

□	continued focus on critical cost reduction projects;
▪
Build on fiscal 2012 casegoods volume and profitability increases by continued focus on offering strong product lines, reducing discounting through improved inventory management and growing our international business; and

▪
Implement our ERP system for our case goods division during FY 2013 and leverage our current progress and the knowledge of our associates and implementation partner to substantially complete the ERP implementation for our upholstery segment.

We enter fiscal 2013 with cautious optimism. Most macroeconomic indicators appear to be continuing the long thaw that began twelve to eighteen months ago. We expect consumer confidence and furniture retail demand to improve as we progress through fiscal 2013. We realized double-digit sales increases in the fiscal 2012 first quarter. Due to our operational improvements, reduced discounting activity and more favorable freight rates, we expect to deliver better profitability on reduced sales in the fiscal 2013 first quarter. However, certain headwinds persist; the slow rebound of the housing market, global economic instability and most recently, rising petroleum prices. These factors continue to dampen consumer confidence, which has improved but remains below its historical average, and discretionary spending ability.  More specific to our Company, the costs and risks related to changes to our imports supply chain will present significant challenges in the coming fiscal year. Vendor shifts from China to Vietnam and Indonesia resulted in the delay of several well-placed new collections and negatively impacted fiscal 2012 fourth quarter sales. We expect our sourcing transition from some of our vendors in China to vendors in Vietnam and Indonesia will continue to result in somewhat longer lead times and shipping delays, which will likely impact sales throughout the fiscal 2013 first quarter, and to a diminishing degree, the fiscal 2013 second quarter.

We face a number of significant risks and uncertainties, as more fully discussed in Item 1A, “Risk Factors” beginning on page 11 and in our “Forward Looking Statements” beginning on page 10. Despite these risks and uncertainties, we believe that our business model and strategy offer a unique opportunity to successfully deliver shareholder value in the coming fiscal year.

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

The impairment test for our property, plant and equipment requires us to assess the recoverability of the value of the assets by comparing their net carrying value to the sum of undiscounted estimated future cash flows directly associated with and arising from use and eventual disposition of the assets. We principally use our internal forecasts to estimate the undiscounted future cash flows used in our impairment analyses. These forecasts are subjective and are largely based on management’s judgment, primarily due to the changing industry in which we compete; changing consumer tastes, trends and demographics; and the current economic environment. We monitor changes in these factors as part of the quarter-end review of these assets. While our forecasts have been reasonably accurate in the past, during periods of economic instability, uncertainty, or rapid change within our industry, we may not be able to accurately forecast future cash flows from our long-lived assets and our future cash flows may be diminished. Therefore, our estimates and assumptions related to the viability of our long-lived assets may change, and are reasonably likely to change in future periods. These changes could adversely affect our consolidated statements of operations and consolidated statements of financial position. As of January 29, 2012, the fair value of our property, plant and equipment was substantially in excess of its carrying value.

When we conclude that any of these assets is impaired, the asset is written down to its fair value.  Any impaired assets that we expect to dispose of by sale are measured at the lower of their carrying amount or fair value, less estimated cost to sell; are no longer depreciated; and are reported separately as “assets held for sale” in the consolidated balance sheets, if we expect to dispose of the assets in one year or less.

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

The assumptions used to determine the fair value of our intangible assets are highly subjective and judgmental and include long term growth rates, sales volumes, projected revenues, assumed royalty rates and factors used to develop an applied discount rate. If the assumptions that we use in these calculations differ from actual results, we may realize additional impairment on our intangible assets which may have a material, adverse effect on our consolidated results of operations and consolidated balance sheets.

During the fiscal 2012 fourth quarter, we recorded a $1.8 million ($1.1 million after tax, or $0.10 per share) intangible asset impairment charge to write down the value of our upholstery segment’s Bradington-Young trade name, due to operating losses in that division over the last few years and near-term performance expectations. Despite this charge, we believe we’ve taken the proper steps to adjust capacity and reduce the cost structure at Bradington-Young and expect it to contribute to consolidated profitability in fiscal 2013.

At January 29, 2012, the fair value of our Bradington-Young trade name approximated its fair value and the fair value of our Sam Moore trade name was approximately $400,000 in excess of its carrying value.

Concentrations of Sourcing Risk

We source imported products through over 32 different vendors, from 32 separate factories, located in seven countries.  Because of the large number and diverse nature of the foreign factories from which we can source our imported products, we have some flexibility in the placement of products in any particular factory or country.

Factories located in China are an important resource for Hooker Furniture.  In fiscal year 2012, imported products sourced from China accounted for approximately 90% of import purchases, and the factory in China from which we directly source the most product accounted for approximately 51% of our worldwide purchases of imported product.  A sudden disruption in our supply chain from this factory, or from China in general, could significantly impact our ability to fill customer orders for products manufactured at that factory or in that country.  If such a disruption were to occur, we believe that we would have sufficient inventory currently on hand in and in transit to our US warehouses in Martinsville, VA to adequately meet demand for approximately three months, with an additional three weeks available for immediate shipment from our Asia warehouse. Also, with the broad spectrum of product we offer, we believe that, in some cases, buyers could be offered similar product available from alternative sources.  We believe that we could, most likely at higher cost, source most of the products currently sourced in China from factories in other countries and could produce certain upholstered products domestically at our own factories.  However, supply disruptions and delays on selected items could occur for approximately six months.  If we were to be unsuccessful in obtaining those products from other sources, or at comparable cost, then a sudden disruption in the supply chain from our largest import furniture supplier, or from China in general, could have a short-term material adverse effect on our results of operations.  Given the capacity available in China and other low-cost producing countries, we believe the risks from these potential supply disruptions are manageable.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from foreign currency exchange rates, which could impact our results of operations or financial condition.  We manage our exposure to this risk through our normal operating activities.

For imported products, we generally negotiate firm pricing denominated in U.S. Dollars with our foreign suppliers, typically for periods of at least six months.  We accept the exposure to exchange rate movements beyond these negotiated periods. We do not use derivative financial instruments to manage this risk, but could choose to do so in the future.  Most of our imports are purchased from suppliers located in China.  The Chinese currency floats within a limited range in relation to the U.S. Dollar, resulting in exposure to foreign currency exchange rate fluctuations.

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

Amounts outstanding under our revolving credit facility would bear interest at variable rates. In the past, we have entered into swap agreements to hedge against the potential impact of increases in interest rates on our floating-rate debt instruments. There was no outstanding balance under our revolving credit facility as of January 29, 2012, other than standby letters of credit in the amount of $1.9 million.  Therefore, a fluctuation in market interest rates of one percentage point (or 100 basis points) would not have a material impact on our results of operations or financial condition.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements listed in Item 15(a), and which begin on page F-1, of this report are incorporated herein by reference and are filed as a part of this report.

Certain Non-GAAP Financial Measures

In our Annual Report to Shareholders (of which this annual report on Form 10-K is a part), under the heading “Financial Highlights,” we reported net income and earnings per share both including and excluding the impact of restructuring and asset impairment charges, and the December 2007 charge related to the donation of two former Bradington-Young showrooms. In this Form 10-K in Management’s Discussion and Analysis of Financial Condition and Results of Operations, under the headings “Results of Operations Fiscal 2011 Compared to Fiscal 2010” and “Results of Operations  Fiscal 2010 Compared to Fiscal 2009”, we have reported operating income margin both including and excluding the impact of restructuring and asset impairment charges.

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

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended January 29, 2012.  Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to the Company’s management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure and are effective to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Management’s Annual Report on Internal Control over Financial Reporting

In accordance with Section 404 of the Sarbanes-Oxley Act and SEC rules thereunder, management has conducted an assessment of our internal control over financial reporting as of January 29, 2012.  Management’s report regarding that assessment is included on page F-2 of this report, with our consolidated financial statements, and is incorporated herein by reference.

Report of Registered Public Accounting Firm

Our independent registered public accounting firm, KPMG LLP, audited the consolidated financial statements included in this annual report on Form 10-K and has issued an audit report on the effectiveness of our internal control over financial reporting.  KPMG’s  report is included on page F-4 of this report, with our consolidated financial statements, and is incorporated herein by reference.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting for our fourth quarter ended January 29, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

Hooker Furniture Corporation
Part III

In accordance with General Instruction G (3) of Form 10-K, the information called for by Items 10, 11, 12, 13 and 14 of Part III is incorporated by reference to the Company’s definitive Proxy Statement for its Annual Meeting of Shareholders scheduled to be held June 5, 2012 (the “2012 Proxy Statement”), as set forth below:

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information relating to Hooker Furniture’s directors will be set forth under the caption “Proposal One Election of Directors” in the 2012 Proxy Statement and is incorporated herein by reference.

Information relating to the executive officers of the Company is included in Part I of this report under the caption “Executive Officers of Hooker Furniture Corporation” and is incorporated herein by reference.

Information relating to compliance with Section 16(a) of the Exchange Act will be set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2012 Proxy Statement and is incorporated herein by reference.

Information relating to the code of ethics that applies to Hooker Furniture’s principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions will be set forth under the caption “Code of Business Conduct and Ethics” in the 2012 Proxy Statement and is incorporated herein by reference.

Information relating to material changes, if any, in the procedures by which shareholders may recommend nominees to Hooker  Furniture’s Board of Directors will be set forth under the caption “Procedures for Shareholder Recommendations of Director Nominees” in the 2012 Proxy Statement and is incorporated herein by reference.

Information relating to the Audit Committee of Hooker Furniture’s Board of Directors, including the composition of the Audit Committee and the Board’s determinations concerning whether certain members of the Audit Committee are “financial experts” as that term is defined under Item 407(d)(5) of Regulation S-K will be set forth under the captions “Corporate Governance” and “Audit Committee” in the 2012 Proxy Statement and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

Information relating to this item will be set forth under the captions “Report of the Compensation Committee,” “Executive Compensation” and “Director Compensation” in the 2012 Proxy Statement and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Information relating to this item will be set forth under the captions “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management” in the 2012 Proxy Statement and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information relating to this item will be set forth under the last paragraph under the caption “Audit Committee” and the caption “Corporate Governance” in the 2012 Proxy Statement and is incorporated herein by reference.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Information relating to this item will be set forth under the caption “Proposal Two Ratification of Selection of Independent Registered Public Accounting Firm” in the 2012 Proxy Statement and is incorporated herein by reference.

Hooker Furniture Corporation
Part IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed as part of this report on Form 10-K:

(1)	The following financial statements are included in this report on Form 10-K:

Management’s Report on Internal Control Over Financial Reporting

Reports of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of January 29, 2012 and January 30, 2011

Consolidated Statements of Operations for the fifty-two weeks ended January 29, 2012, January 30, 2011 and January 31, 2010

Consolidated Statements of Cash Flows for the fifty-two weeks ended January 29, 2012, January 30, 2011and January 31, 2010

Consolidated Statements of Shareholders’ Equity and Comprehensive Income for the fifty-two weeks ended January 31, 2010, January 30, 2011 and January 29, 2012

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

10.1(c)
2010 Amendment and Restatement of the Hooker Furniture Corporation 2005 Stock Incentive Plan (incorporated by reference to Appendix A of the Company’s Definitive Proxy Statement dated March 7, 2010 (SEC File No. 000-25349))*

10.1(d)
2010 Amended and Restated Hooker Furniture Corporation Supplemental Retirement Income Plan, dated as of June 8, 2010 (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q (SEC File No. 000-25349) for the quarter ended October 31, 2010)*

10.1(e)
Summary of Annual Base Salary and Annual Cash Incentive Compensation for Named Executive Officers (incorporated by reference to the Company’s Forms 8-K (SEC File No. 000-25349) filed on January 12, 2012)

10.1(f)	Summary of Director Compensation (incorporated by reference to Exhibit 10.2 of the Company’s Form 10-Q (SEC File No. 000-25349) for the quarter ended on July 31, 2011)*

10.1(g)	Form of Time-Based Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (SEC File No. 000-25349) filed on February 13, 2012)*

10.1(h)	Form of Performance Grant Agreement (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K (SEC File No. 000-25349) filed on February 13, 2012)*

10.1(i)
Employment Agreement, dated June 15, 2007, between Alan D. Cole and the Company incorporated by reference to Exhibit 10.1(h) of the Company’s Annual Report on Form 10-K (SEC File No. 000-25349) filed on April 16, 2008*

10.1(j)
Amendment to Employment Agreement, dated June 3, 2008, between Alan D. Cole and the Company incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (SEC File No. 000-25349) filed on June 5, 2008*

10.1(k)
Employment Agreement, dated January 22, 2010, between Arthur G. Raymond, Jr. and the Company incorporated by reference to Exhibit 10.1(h) of the Company’s Form 10-K (SEC File No. 000-25349) filed on April 15, 2010*

10.1(l)	Employment Agreement, dated August 22, 2011, between Michael W. Delgatti, Jr. and the Company (filed herewith)*

10.1(m)	Restricted Stock Unit Agreement, dated as of September 7, 2011, between Michael W. Delgatti, Jr. and the Company (filed herewith)*

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

32.1
Rule 13a-14(b) Certification of the Company’s principal executive officer and principal financial officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

101
The following financial statements from the Company's Annual Report on Form 10-K for the fiscal year ended January 29, 2012, formatted in Extensible Business Reporting Language (“XBRL”): (i) consolidated balance sheets, (ii) consolidated statements of operations, (iii) consolidated statements of cash flows, (iv) consolidated statements of shareholders’ equity and comprehensive income and (iv) the notes to the consolidated financial statements, tagged as blocks of text (filed herewith) #

*Management contract or compensatory plan

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

HOOKER FURNITURE CORPORATION

Date April 12, 2012	By:	/s/ Paul B. Toms, Jr.
Paul B. Toms, Jr.
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Paul B. Toms, Jr.	Chairman, Chief Executive Officer and	April 12, 2012
Paul B. Toms, Jr.	Director (Principal Executive Officer)

/s/ Paul A. Huckfeldt	Vice President - Finance and Accounting	April 12, 2012
Paul A. Huckfeldt	and Chief Financial Officer (Principal Accounting Officer)

/s/ W. Christopher Beeler, Jr.	Director	April 12, 2012
W. Christopher Beeler, Jr.

/s/ John L. Gregory, III	Director	April 12, 2012
John L. Gregory, III

/s/ E. Larry Ryder	Director	April 12, 2012
E. Larry Ryder

/s/ Mark F. Schreiber	Director	April 12, 2012
Mark F. Schreiber

/s/ David G. Sweet	Director	April 12, 2012
David G. Sweet

/s/ Henry G. Williamson, Jr.	Director	April 12, 2012
Henry G. Williamson, Jr.

HOOKER FURNITURE CORPORATION AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Management’s Report on Internal Control Over Financial Reporting	F-2

Reports of Independent Registered Public Accounting Firm	F-3

Consolidated Balance Sheets as of January 29, 2012 and January 30, 2011	F-5

Consolidated Statements of Operations for the fifty-two weeks ended January 29, 2012, the fifty- two weeks ended January 30, 2011, the fifty-two weeks ended January 31, 2010	F-6

Consolidated Statements of Cash Flows for the fifty-two weeks ended January 29, 2012, the fifty-two weeks ended January 30, 2011, and the fifty–two weeks ended January 31, 2010	F-7

Consolidated Statements of Shareholders’ Equity and Comprehensive Income for the fifty-two weeks ended January 31, 2010, the fifty-two weeks ended January 30, 2011 the fifty-two weeks ended January 29, 2012,
F-8

Notes to Consolidated Financial Statements	F-9

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Shareholders of
Hooker Furniture Corporation
Martinsville, Virginia

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f).  Under the supervision and with the participation of management, including the principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on the Company’s evaluation under that framework, management concluded that the Company’s internal control over financial reporting was effective as of January 29, 2012.  The effectiveness of the Company’s internal control over financial reporting as of January 29, 2012 has been audited by KPMG LLP, the Company’s independent registered public accounting firm, as stated in their report which is included herein.

Paul B. Toms, Jr.
Chairman, President and Chief Executive Officer
(Principal Executive Officer)
April 12, 2012

Paul A. Huckfeldt
Vice President – Finance and Accounting
and Chief Financial Officer
(Principal Financial Officer)
April 12, 2012

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholder
Hooker Furniture Corporation:

We have audited the accompanying consolidated balance sheets of Hooker Furniture Corporation and subsidiaries as of January 29, 2012 and January 30, 2011, and the related consolidated statements of operations, cash flows, and shareholders’ equity and comprehensive income for each of the years in the three-year period ended January 29, 2012. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hooker Furniture Corporation and subsidiaries as of January 29, 2012 and January 30, 2011, and the results of  their operations and their cash flows for each of the years in the three-year period ended January 29, 2012, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Hooker Furniture Corporation’s internal control over financial reporting as of January 29, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated April 12, 2012 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Charlotte, North Carolina
April 12, 2012

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Hooker Furniture Corporation:

We have audited Hooker Furniture Corporation’s internal control over financial reporting as of January 29, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Hooker Furniture Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Hooker Furniture Corporation maintained, in all material respects, effective internal control over financial reporting as of January 29, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the  consolidated balance sheets of Hooker Furniture Corporation and subsidiaries as of January 29, 2012 and January 30, 2011, and the related consolidated statements of operations, cash flows, and shareholders’ equity and comprehensive income for each of the years in the three-year period ended January 29, 2012, and our report dated April 12, 2012 expressed an unqualified opinion on those consolidated financial statements.

Charlotte, North Carolina
April 12, 2012

HOOKER FURNITURE CORPORATION AND SUBSIDIARIES
 CONSOLIDATED BALANCE SHEETS
(In thousands)

As of	January 29,	January 30,
	2012	2011
Assets
Current assets
Cash and cash equivalents	$40,355	$16,623
Trade accounts receivable, less allowance for doubtful accounts of $1,632 and $2,082 on each respective date	25,807	27,670
Inventories	34,136	57,438
Prepaid expenses and other current assets	4,194	4,965
Total current assets	104,492	106,696
Property, plant and equipment, net	21,669	20,663
Intangible assets	1,257	3,072
Cash surrender value of life insurance policies	16,217	15,026
Other assets	5,536	4,954
Total assets	$149,171	$150,411

Liabilities and Shareholders’ Equity
Current liabilities
Trade accounts payable	$9,233	$11,785
Accrued salaries, wages and benefits	3,855	3,426
Other accrued expenses	792	1,111
Accrued dividends	1,078	1,077
Total current liabilities	14,958	17,399
Deferred compensation	7,100	6,242
Total liabilities	22,058	23,641

Shareholders’ equity
Common stock, no par value, 20,000 shares authorized, 10,793 and 10,782 shares issued and outstanding on each date	17,262	17,161
Retained earnings	109,742	109,000
Accumulated other comprehensive income	109	609
Total shareholders’ equity	127,113	126,770
Total liabilities and shareholders’ equity	$149,171	$150,411

See accompanying Notes to Consolidated Financial Statements.

HOOKER FURNITURE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	For The Fifty-Two Weeks Ended
	January 29,	January 30,	January 31,
	2012	2011	2010

Net sales	$222,505	$215,429	$203,347

Cost of sales	173,642	168,047	154,931
Casualty loss	-	2,208	-
Insurance recovery	-	(1,708)	-
Total cost of sales	173,642	168,547	154,931

Gross profit	48,863	46,882	48,416

Selling and administrative expenses	40,375	41,022	41,956

Restructuring charges	-	1,403	-
Intangible asset impairment charges	1,815	396	1,274

Operating income	6,673	4,061	5,186

Other income (expense), net	272	108	(99)

Income before income taxes	6,945	4,169	5,087

Income taxes	1,888	929	2,079

Net income	$5,057	$3,240	$3,008

Earnings per share:
Basic and diluted	$0.47	$0.30	$0.28

Weighted average shares outstanding:
Basic	10,762	10,757	10,753
Diluted	10,790	10,770	10,760

Cash dividends declared per share	$0.40	$0.40	$0.40

See accompanying Notes to Consolidated Financial Statements.

HOOKER FURNITURE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For The
	Fifty-Two Weeks Ended
	January 29,	January 30,	January 31,
	2012	2011	2010
Cash flows from operating activities
Cash received from customers	$224,577	$213,850	$207,819
Cash paid to suppliers and employees	(190,365)	(226,986)	(169,245)
Insurance proceeds received on casualty loss	-	1,708	-
Income taxes paid, net	(1,987)	(3,938)	(1,401)
Interest received (paid), net	51	(93)	(327)
Net cash provided by/(used in) operating activites	32,276	(15,459)	36,846

Cash flows from investing activities
Purchases of property, plant, and equipment	(3,805)	(2,010)	(1,678)
Proceeds received on notes receivable	35	31	30
Proceeds from the sale of property and equipment	125	-	337
Premiums paid on life insurance policies	(1,144)	(1,346)	(556)
Proceeds received on life insurance policies	560	1,724	739
Net cash used in investing activities	(4,229)	(1,601)	(1,128)

Cash flows from financing activities
Proceeds from short-term borrowing	-	-	4,859
Payments on short-term debt	-	-	(4,859)
Cash dividends paid	(4,315)	(4,312)	(4,309)
Payments on long-term debt	-	-	(5,218)
Net cash used in financing activities	(4,315)	(4,312)	(9,527)

Net increase (decrease) in cash and cash equivalents	23,732	(21,372)	26,191
Cash and cash equivalents at the beginning of the year	16,623	37,995	11,804
Cash and cash equivalents at the end of the year	$40,355	$16,623	$37,995

Reconciliation of net income to net cash provided by / (used in) operating activities:
Net income	$5,057	$3,240	$3,008
Depreciation and amortization	2,566	2,848	3,125
Non-cash restricted stock awards	(38)	225	81
Asset impairment charges	1,815	396	1,274
Restructuring charge	-	1,403	-
Loss on disposal of property	108	118	133
Provision for doubtful accounts	361	674	1,361
Gain on life insurance policies	(565)	(577)	(579)
Deferred income taxes	(36)	(1,872)	239
Changes in assets and liabilities:
Trade accounts receivable	1,502	(2,451)	3,007
Inventories	23,302	(21,262)	24,072
Prepaid expenses and other current assets	451	(185)	(1,054)
Trade accounts payable	(2,552)	1,360	2,033
Accrued salaries, wages, and benefits	429	967	(34)
Accrued income taxes	(63)	(1,136)	253
Other accrued expenses	(256)	293	(579)
Deferred compensation	195	500	322
Other long-term liabilities	-	-	184
Net cash provided by/(used in) operating activities	$32,276	$(15,459)	$36,846

See accompanying Notes to Consolidated Financial Statements.

HOOKER FURNITURE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME
(In thousands, except per share data)

For the Fifty-Two Week Periods Ended January 31, 2010, January 30, 2011 and January 29, 2012
				Accumulated
				Other	Total
	Common Stock		Retained	Comprehensive	Shareholders'
	Shares	Amount	Earnings	Income (Loss)	Equity

Balance at February 1, 2009	10,772	$16,995	$112,450	$265	$129,710

Net income	-	-	3,008	-	3,008
Reclassifications due to ineffective interest rate swap				142	142
Unrealized gain on deferred compensation	-	-	-	36	36
Total comprehensive income					3,186
Cash dividends paid and accrued ($0.40 per share)	-	-	(5,385)	-	(5,385)
Restricted stock grants, net of forfeitures	3	-	-	-	-
Restricted stock compensation cost	-	81	-	-	81
Balance at January 31, 2010	10,775	$17,076	$110,073	$443	$127,592

Net income	-	-	3,240	-	3,240
Unrealized gain on deferred compensation	-	-	-	166	166
Total comprehensive income					3,406
Cash dividends paid and accrued ($0.40 per share)	-	-	(4,312)	-	(4,312)
Restricted stock grants, net of forfeitures	7	-	-	-	-
Restricted stock compensation cost	-	85	-	-	85
Balance at January 30, 2011	10,782	$17,161	$109,000	$609	$126,770

Net income	-	-	5,057	-	5,057
Unrealized loss on deferred compensation	-	-	-	(500)	(500)
Total comprehensive income					4,557
Cash dividends paid and accrued ($0.40 per share)	-	-	(4,315)	-	(4,315)
Restricted stock grants, net of forfeitures	11	-	-	-	-
Restricted stock compensation cost	-	101	-	-	101
Balance at January 29, 2012	10,793	$17,262	$109,742	$109	$127,113

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

Consolidation

The consolidated financial statements include the accounts of Hooker Furniture Corporation and its wholly owned subsidiaries.  All material intercompany accounts and transactions have been eliminated in consolidation. All references to the Company refer to the Company and its consolidated subsidiaries, unless specifically referring to segment information.

Segments

We are organized into two operating segments – casegoods furniture and upholstered furniture.

Cash and Cash Equivalents

We temporarily invest unused cash balances in a high quality, diversified money market fund that provides for daily liquidity and pays dividends monthly.  Cash equivalents are stated at cost plus accrued interest, which approximates the market value.

Trade Accounts Receivable

Substantially all of our trade accounts receivable are due from retailers and dealers that sell residential home furnishings, which consist of a large number of entities with a broad geographic dispersion.  We continually perform credit evaluations of our customers and generally do not require collateral.  Our upholstered furniture subsidiaries factor substantially all of their receivables on a non-recourse basis.  Accounts receivable are reported net of allowance for doubtful accounts.

Fair Value Measurements

We utilize valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible. We determine fair value based on assumptions that market participants would use in pricing an asset or liability in the principal or most advantageous market. When considering market participant assumptions in fair value measurements, the following fair value hierarchy distinguishes between observable and unobservable inputs, which are categorized in one of the following levels:

▪	Level 1 Inputs: Unadjusted quoted prices in active markets for identical assets or liabilities accessible to the reporting entity at the measurement date.

▪
Level 2 Inputs: Other than quoted prices included in Level 1 inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the asset or liability.

▪
Level 3 Inputs: Unobservable inputs for the asset or liability used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at measurement date.

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

Impairment of Long-Lived Assets

Long-lived assets, such as property, plant and equipment, are evaluated for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through the estimated undiscounted future cash flows from the use of those assets.  When any such impairment exists, the related assets are written down to fair value.  Long-lived assets to be disposed of by sale are measured at the lower of their carrying amount or fair value less estimated cost to sell, are no longer depreciated, and are reported separately as “assets held for sale” in the consolidated balance sheets.

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

The assumptions used to determine the fair value of our intangible assets are highly subjective, involve significant judgment and include long term growth rates, sales volumes, projected revenues, assumed royalty rates and various factors used to develop an applied discount rate. If the assumptions that we use in these calculations differ from actual results, we may realize additional impairment on our intangible assets which may have a material, adverse effect on our consolidated results of operations and consolidated balance sheets.

Cash Surrender Value of Life Insurance Policies

We own life insurance policies on certain of our current and former executives and other key employees.  Proceeds from the policies are used to fund certain employee benefits and for other general corporate purposes.  We account for life insurance as a component of employee benefits cost.  Consequently the cost of the coverage and any resulting gains or losses related to those insurance policies are recorded as a decrease or increase to operating income.

Derivative Instruments and Hedging Activities

We may use interest rate swap agreements to manage variable interest rate exposure on our long-term debt.  Our objective for holding these derivatives is to decrease the volatility of future cash flows associated with interest payments on our variable rate debt.  We have not entered derivative instruments for trading purposes.  Typically, we have accounted for our interest rate swap agreements as cash flow hedges.  For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is initially reported in “accumulated other comprehensive income or loss” on the consolidated balance sheets and subsequently reclassified to interest expense when the hedged exposure affects income (i.e. as interest expense accrues on the related outstanding debt).  Differences between the amounts paid and amounts received under the swap agreements are recognized in interest expense.

In some cases, such as upon the early repayment of a debt instrument, we may continue to hold an interest rate swap for a period of time after the related principal has been paid rendering the hedge ineffective.  In that case, changes in the ineffective portion of the fair value of an interest rate swap are accounted for each period through interest expense. We had no derivative instruments at January 29, 2012 or January 30, 2011.

Revenue Recognition

Our sales revenue is recognized when title and the risk of loss pass to the customer, which typically occurs at the time of shipment.  Sales are recorded net of allowances for trade promotions, estimated product returns, rebate advertising programs and other discounts. In some cases however, title does not pass until the shipment is delivered to the customer.

Cost of Sales

The major components of cost of sales are:

▪	raw materials and supplies used in our domestically manufactured products,
▪	labor, utility and overhead costs associated with our domestically manufactured products,
▪	the cost of imported products purchased for resale,
▪	the cost of our foreign import operations,
▪	charges or credits associated with our inventory reserves,
▪	warehousing and certain shipping and handling costs, and
▪	all other costs required to be classified as cost of sales.

Selling and Administrative Expenses

The major components of our selling and administrative expenses are:

▪	the cost of our marketing and merchandising efforts, including showroom expenses,
▪	sales and designs commissions,
▪	the costs of administrative support functions including, executive management, information technology, human resources, finance, and
▪	all other costs required to be classified as selling and administrative expenses.

Advertising

We offer advertising programs to qualified dealers under which we may provide signage, catalogs and other marketing support to our customers and may reimburse advertising and other costs incurred by our customers in connection with promoting our products.  The cost of these programs does not exceed the fair value of the benefit received.  We charge the cost of point-of-purchase materials (including signage and catalogs) to selling and administrative expense as incurred. Advertising costs charged to selling and administrative expense for fiscal years 2012, 2011, and 2010 were $2.2 million, $2.4 million and $2.9 million, respectively. The costs for other advertising allowance programs are charged against net sales.

Income Taxes

Income taxes are accounted for under the asset and liability method.  Deferred income taxes reflect the expected future tax consequences of differences between the book and income tax bases of assets and liabilities using enacted tax rates in effect in the years in which those differences are expected to reverse.

We recognize positions taken or expected to be taken in our tax returns in the financial statements when it is more likely than not that the position would be sustained upon examination by tax authorities. A recognized tax position is then measured at the largest amount of benefit that is more likely than not to be realized upon ultimate settlement.  We classify interest and penalties related to uncertain tax positions as income tax expense.

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

Diluted earnings per share reflect the potential dilutive effect of securities that could share in our earnings.  Restricted stock awarded to non-employee members of the board of directors and restricted stock units granted to employees that have not yet vested are considered when computing diluted earnings per share.  We use the treasury stock method to determine the dilutive effect of both unvested restricted stock and unvested restricted stock units. Shares of unvested restricted stock and unvested restricted stock units under a stock-based compensation arrangement are considered options for purposes of computing diluted earnings per share and are considered outstanding as of the grant date for purposes of computing diluted earnings per share even though their exercise may be contingent upon vesting. Those stock-based awards are included in the diluted earnings per share computation even if the non-employee director may be required to forfeit the stock at some future date, or no shares may ever be issued to the employees. Unvested restricted stock and unvested restricted stock units are not included in outstanding common stock in computing basic earnings per share.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of: (i) assets and liabilities, including disclosures regarding contingent assets and liabilities at the dates of the financial statements; and (ii) revenue and expenses during the reported periods.  Significant items subject to such estimates and assumptions include the useful lives of fixed assets; allowance for doubtful accounts; deferred tax assets; fixed assets, our supplemental retirement income plan and stock-based compensation. These estimates and assumptions are based on our best judgments. We evaluate these estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, which we believe to be reasonable under the circumstances. We adjust our estimates and assumptions as facts and circumstances dictate. Illiquid credit markets and volatile equity markets have combined to increase the uncertainty inherent in such estimates and assumptions. Actual results could differ from our estimates.

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

In the notes to the consolidated financial statements, references to the:

▪	2012 fiscal year and comparable terminology mean the fiscal year that began January 31, 2011 and ended January 29, 2012;
▪	2011 fiscal year and comparable terminology mean the fiscal year that began February 1, 2010 and ended January 30, 2011; and
▪	2010 fiscal year and comparable terminology mean the fiscal year that began February 2, 2009 and ended January 31, 2010.

NOTE 3 – ALLOWANCE FOR DOUBTFUL ACCOUNTS

The activity in the allowance for doubtful accounts was:

	Fifty-Two Weeks Ended
	January 29,	January 30,	January 31,
	2012	2011	2010
Balance at beginning of year	$2,082	$1,938	$2,207
Non-cash charges to cost and expenses	361	674	1,361
Less uncollectible receivables written off, net of recoveries	(811)	(530)	(1,630)
Balance at end of year	$1,632	$2,082	$1,938

NOTE 4 – ACCOUNTS RECEIVABLE

	January 29,	January 30,
	2012	2011

Trade accounts receivable	$21,261	$24,540
Receivable from factor	6,178	5,212
Allowance for doubtful accounts	(1,632)	(2,082)
Accounts receivable	$25,807	$27,670

“Receivable from factor” represents amounts due with respect to factored accounts receivable. We factor substantially all of our domestic upholstery accounts receivable, without recourse to us.

Under our factoring agreement, invoices for domestic upholstery products are generated and transmitted to our customers, with copies to the factor on a daily basis, as products are shipped to our customers.  The factor collects the amounts due and remits collected funds, less factoring fees, to us semi-weekly. We retain ownership of the accounts receivable until the invoices are 90 days past due. At that time, the factor pays us the net invoice amount, less factoring fees and takes ownership of the accounts receivable. The factor is then entitled to collect the invoices on its own behalf and retain any subsequent remittances. The invoiced amounts are reported as accounts receivable on our consolidated balance sheets, generally when the merchandise is delivered to our customer until payment is received from the factor.

A limited number of domestic upholstery accounts receivable are factored with recourse to us. The amounts of these receivables at January 29, 2012 and January 30, 2011 were $135,000 and $27,000, respectively. If the factor is unable to collect the amounts due, invoices are returned to us for collection. We include an estimate of potentially uncollectible amounts for these receivables in our calculation of our allowance for doubtful accounts.

NOTE 5 – INVENTORIES

	January 29,	January 30,
	2012	2011
Finished furniture	$42,656	$63,201
Furniture in process	580	639
Materials and supplies	7,942	9,065
Inventories at FIFO	51,178	72,905
Reduction to LIFO basis	(17,042)	(15,467)
Inventories	$34,136	$57,438

If the first-in, first-out (FIFO) method had been used in valuing all inventories, net income would have been $5.3 million in fiscal 2012, $5.1 million in fiscal 2011 and $2.2 million in fiscal 2010.

As of January 29, 2012, we held $7.8 million in inventory (approximately 5.3% of total assets) outside of the United States, in China.  At January 30, 2011 we held $13.2 million in inventory (approximately 8.8% of total assets) outside of the United States, in China.

NOTE 6 – PROPERTY, PLANT AND EQUIPMENT

	Depreciable Lives	January 29,	January 30,
	(In years)	2012	2011

Buildings and land improvements	15 - 30	$24,501	$23,784
Machinery and equipment	10	3,708	3,469
Furniture and fixtures	3 - 8	28,000	27,615
Other	5	1,540	4,163
Total depreciable property at cost		57,749	59,031
Less accumulated depreciation		41,117	41,169
Total depreciable property, net		16,632	17,862
Land		1,357	1,357
Construction in progress		3,680	1,444
Property, plant and equipment, net		$21,669	$20,663

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

No significant property, plant or equipment was held outside of the United States at either January 29, 2012 or January 30, 2011.

Capitalized Software Costs

Certain costs incurred in connection with developing or obtaining computer software for internal use are capitalized.  These costs are amortized over five years or less, and generally over five years.  Capitalized software is reported as a component of furniture and fixtures on our consolidated balance sheets.  The activity in capitalized software costs was:

	Fifty-Two Weeks Ended
	January 29,	January 30,	January 31,
	2012	2011	2010
Balance beginning of year	$1,519	$2,493	$2,863
Purchases	11	63	868
Amortization expense	(912)	(1,037)	(1,230)
Disposals			(8)
Balance end of year	$618	$1,519	$2,493

NOTE 7 – INTANGIBLE ASSETS

		January 29,	January 30,
	Segment	2012	2011

Non-amortizable Intangible Assets
Trademarks and trade names - Bradington-Young	Upholstery	$861	$2,676
Trademarks and trade names - Sam Moore	Upholstery	396	396
Total trademarks and trade names		1,257	3,072

We recorded certain intangible assets related to the acquisitions of Bradington-Young and Sam Moore.  The trademarks and trade names have indefinite useful lives and consequently are not subject to amortization for financial reporting purposes but are tested for impairment annually or more frequently if events or circumstances indicate that the asset might be impaired.  See “Note 1 – Summary of Significant Accounting Policies: Intangible Assets.”

Trade names and trademarks are related to the acquisitions of Bradington-Young and Sam Moore. In conjunction with our evaluation of the cash flows generated by the reporting units, we evaluated the carrying value of trade names and trademarks using the relief from royalty method, which values the trade name/trademark by estimating the savings achieved by ownership of the trade name/trademark when compared to licensing the name/mark from an independent owner.  The inputs used in the tradename analysis are considered Level 3 fair value measurements.  Our trade name/trademark analyses for the last three fiscal years lead us to conclude certain of our trade names/trademarks were impaired. Consequently, we recorded impairment charges on these intangible assets as follows:

	Fifty-Two Weeks Ended
	January 29,	January 30,	January 31,
	2012	2011	2010
Trade name impairment charges:
Opus Designs by Hooker Furniture	$-	$396	$661
Bradington-Young	1,815	-	613
Total trade name impairment	$1,815	$396	$1,274

These impairment charges are included in “intangible asset impairment charges” in our line of our consolidated statements of operations.

NOTE 8 – LONG-TERM DEBT

On December 7, 2010, we entered into a new loan agreement with Bank of America, N.A. The new agreement replaced our prior credit agreement with the Bank of America, which was scheduled to expire on March 1, 2011.  The new agreement, which is scheduled to expire on July 31, 2013, and includes the following terms:

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

We were in compliance with each of these financial covenants at January 29, 2012.

The loan agreement does not restrict our ability to pay cash dividends on, or repurchase, shares of our common stock, subject to complying with the financial covenants under the agreement.

As of January 29, 2012, we had an aggregate $13.1 million available under our revolving credit facility to fund working capital needs.  Standby letters of credit in the aggregate amount of $1.9 million, used to collateralize certain insurance arrangements and for imported product purchases, were outstanding under the revolving credit facility as of January 29, 2012.  There were no additional borrowings outstanding under the revolving credit facility on January 29, 2012.

NOTE 9 – OTHER COMPREHENSIVE INCOME

	Fifty-Two Weeks Ended
	January 29,	January 30,	January 31,
	2012	2011	2010
Net income	$5,057	$3,240	$3,008
(Loss) on interest rate swaps	-	-	(26)
Less amount of swaps' fair value reclassified to interest expense	-	-	118
Reclassification to income of cumulative balance related to ineffective swap	-	-	76
Reclassification to income of unamortized balance of swap termination payment	-	-	61
Unrealized gain on interest rate swaps	-	-	229
Unrealized accumulated actuarial (loss) gain on Supplemental Retirement Income Plan (deferred compensation)	(803)	266	58
Other comprehensive income before tax	(803)	266	287
Income tax	(303)	100	109
Other comprehensive income, net of tax	(500)	166	178
Comprehensive income	$4,557	$3,406	$3,186

The balance of accumulated other comprehensive income in our statements of financial position at January 29, 2012 and January 30, 2011, our two most recently completed fiscal years, was $109,000 and $609,000, respectively.  Other comprehensive income activity in both the 2012 and 2011 fiscal years relates solely to unrealized actuarial loss and gain activity and their associated tax effects in our Supplemental Retirement Income Plan (“SRIP”). See Note 10 “Employee Benefits Plans”, below, for additional information regarding our SRIP.

NOTE 10 – EMPLOYEE BENEFIT PLANS

Employee Savings Plans

We sponsor a tax-qualified 401(k) retirement plan covering substantially all employees.  This plan assists employees in meeting their savings and retirement planning goals through employee salary deferrals and discretionary employer matching contributions.  Company contributions to the plan amounted to $602,000 in fiscal 2012, $571,000 in fiscal 2011 and $593,000 in fiscal 2010.

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

Summarized plan information as of each fiscal year-end (the measurement date) is as follows:

	Fifty-Two Weeks Ended
	January 29,	January 30,
	2012	2011
Change in benefit obligation:
Beginning projected benefit obligation	$6,537	$6,304
Service cost	525	583
Interest cost	337	340
Benefits paid	(307)	(187)
Actuarial loss (gain)	477	(503)
Ending projected benefit obligation (funded status)	$7,569	$6,537

Accumulated benefit obligation	$7,238	$6,312

Amount recognized in the consolidated balance sheets:
Current liabilities	$469	$435
Non-current liabilities	7,100	6,102
Total	$7,569	$6,537

Other changes recognized in accumulated other comprehensive income
Net gain arising during period	(326)	(237)
Net periodic benefit cost	862	923
Total recognized in net periodic benefit cost and accumulated other comprehensive income	$536	$686

	Fifty-Two Weeks Ended
	January 29,	January 30,	January 31,
	2012	2011	2010
Net periodic benefit cost
Service cost	$525	$583	$632
Interest cost	337	340	355
Net periodic benefit cost	$862	$923	$987

Assumptions used to determine net periodic benefit cost:
Discount rate (Moody's Composite Bond Rate)	5.25%	5.5%	5.5%
Increase in future compensation levels	4.0%	4.0%	4.0%

Estimated Future Benefit Payments:
Fiscal 2013	$469
Fiscal 2014	592
Fiscal 2015	713
Fiscal 2016	713
Fiscal 2017	713
Fiscal 2018 through Fiscal 2022	3,417

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

Performance Grants

From time to time, the Compensation Committee of our board of directors may award performance grants to certain senior executives under the Company’s Stock Incentive Plan. Payments under these awards are based on our achieving specified performance targets during a designated performance period. In addition, each executive must remain continuously employed with the Company through the end of the performance period. Typically, performance grants can be paid in cash, shares of the Company’s common stock, or both, at the discretion of the Compensation Committee at the time payment is made.

Outstanding performance grants are classified as liabilities since the (i) settlement amount for each grant is not known until after the applicable performance period is completed and (ii) settlement of the grants may be made in common stock, cash or a combination of both.  The estimated cost of each grant is recorded as compensation expense over its performance period when it becomes probable that the applicable performance targets will be achieved.  The expected cost of the performance grants is revalued each reporting period.  As assumptions change regarding the expected achievement of performance targets, a cumulative adjustment is recorded and future compensation expense will increase or decrease based on the currently projected performance levels.  If we determine that it is not probable that the minimum performance thresholds for outstanding performance grants will be met, no further compensation cost will be recognized and any previously recognized compensation cost will be reversed.

During fiscal 2011, the Compensation Committee awarded two performance grants to certain senior executives for the two and three fiscal-year periods ending January 29, 2012 and February 3, 2013, respectively.

At January 30, 2011, we concluded that it was unlikely that the minimum performance thresholds for the performance grants for the two fiscal-year period ending January 29, 2012 would be met and, consequently, we reversed accruals related to those performance grants.  During fiscal 2012, we determined that it was unlikely that the minimum performance thresholds for the performance grants for the fiscal three-year period ending February 3, 2013 would be met and, consequently, we reversed accruals related to those performance grants

NOTE 11 – SHARE-BASED COMPENSATION

The Stock Incentive Plan permits incentive awards of restricted stock, restricted stock units, stock appreciation rights and performance grants to key employees.  A maximum of 750,000 shares of the Company’s common stock is authorized for issuance under the Stock Incentive Plan.  The Stock Incentive Plan also provides for annual restricted stock awards to non-employee directors. We have issued restricted stock awards to each non-employee directors since January 2006.

We account for restricted stock awards as “non-vested equity shares” until the awards vest or are forfeited. Restricted stock awards to non-employee directors vest if the director remains on the board through a 36-month service period and may vest earlier upon certain events specified in the plan.  The fair value of each share of restricted stock is the market price of our stock on the grant date. The weighted average grant-date fair value of restricted stock awards issued during fiscal years 2012, 2011 and 2010 was $9.83, $11.60 and $12.51 per share, respectively.

The restricted stock awards outstanding as of January 29, 2012 had an aggregate grant-date fair value of $230,000, after taking vested and forfeited restricted shares into account.  As of January 29, 2012, we have recognized non-cash compensation expense of approximately $96,000 related to these non-vested awards and $221,000 for awards that have vested.  The remaining $133,000 of grant-date fair value for restricted stock and restricted awards outstanding at January 29, 2012 will be recognized over the remaining vesting periods for these awards.

For each restricted common stock issuance, the following table summarizes restricted stock activity, including the weighted average issue price of those shares on the grant date, the fair value of each grant of restricted stock on the grant date, compensation expense recognized for the unvested shares of restricted stock for each grant and the remaining fair value of the unvested shares of restricted stock for each grant as of January 29, 2012:

	Whole	Grant-Date	Aggregate	Compensation	Grant-Date Fair Value
	Number of	Fair Value	Grant-Date	Expense	Unrecognized At
	Shares	Per Share	Fair Value	Recognized	January 29, 2012
Awards outstanding balance at February 1, 2009				368

Shares Issued on January 15, 2010	2,831	$12.51	35	25	10

Shares Issued on June 11, 2010	7,325	$11.60	85	47	38

Shares Issued on June 10, 2011	11,165	$9.83	110	24	85

Awards outstanding at January 29, 2012:	21,321		230	96	133

We awarded service-based restricted stock units to an executive during the 2012 fiscal year. Each restricted stock unit, or “RSU”, entitles the executive to receive one share of the Company’s common stock if he remains continuously employed with the Company through the end of a three-year service period. The RSUs may be paid in shares of the Company’s common stock, cash, or both, at the discretion of the Compensation Committee. The RSUs are accounted for as “non-vested stock grants.” Similar to the restricted stock grants issued to our non-employee directors, RSU compensation expense is recognized ratably over the applicable service period. However, unlike restricted stock grants, no shares are issued, or other payment made, until the end of the applicable service period (commonly referred to as “cliff vesting”) and the grantee is not entitled to receive dividends with respect to the RSUs during that time. The fair value of each RSU is the market price of a share of our common stock on the grant date, reduced by the present value of the dividends expected to be paid on a share of our common stock during the applicable service period, discounted at the appropriate risk-free rate. The following table presents RSU activity for the year ended January 29, 2012:

	Whole	Grant-Date	Aggregate	Compensation	Grant-Date Fair Value
	Number of	Fair Value	Grant-Date	Expense	Unrecognized At
	Shares	Per Share	Fair Value	Recognized	January 30, 2011

RSUs Awarded on September 7, 2011	10,684	$8.21	88	12	76

Awards outstanding at January 29, 2012:	10,684		$88	$12	$76

NOTE 12 – EARNINGS PER SHARE

Since 2006, we have issued restricted stock awards to non-employee members of the board of directors under the Company’s Stock Incentive Plan, and expect to continue to grant restricted stock awards to non-employee directors annually in the future.  As of January 29, 2012, January 30, 2011 and January 31, 2010, there were 32,005, 20,630, and 17,640 shares, respectively, of restricted stock outstanding, net of forfeitures and vested shares on each date.  All restricted shares awarded that have not yet vested are considered when computing diluted earnings per share. In fiscal 2012 we also issued restricted stock units to an executive in connection with an employment agreement.  Unlike the restricted stock grants issued to our non-employee directors, the transfer of ownership of these RSUs occurs after the three-year vesting period; however, RSUs are also considered when computing diluted earnings per share.

The following table sets forth the computation of basic and diluted earnings per share:

	Fifty-Two Weeks Ended
	January 29,	January 30,	January 31,
	2012	2011	2010

Net income	$5,057	$3,240	$3,008
Less: Dividends on unvested restricted shares	-	-	-
Net earnings allocated to unvested restricted stock	11	9	6
Earnings available for common shareholders	$5,046	$3,231	$3,002

Weighted average shares outstanding for basic earnings per share	10,762	10,757	10,753
Dilutive effect of unvested restricted stock awards	28	13	7
Weighted average shares outstanding for diluted earnings per share	10,790	10,770	10,760

Basic earnings per share	$0.47	$0.30	$0.28

Diluted earnings per share	$0.47	$0.30	$0.28

NOTE 13 – INCOME TAXES

Our provision for income taxes was as follows for the periods indicated:

	Fifty-Two Weeks Ended
	January 29,	January 30,	January 31,
	2012	2011	2010
Current expense
Federal	$1,687	$2,450	$1,712
Foreign	54	50	34
State	182	301	224
Total current expense	1,923	2,801	1,970

Deferred taxes
Federal	(87)	(1,735)	(110)
State	52	(137)	219
Total deferred taxes	(35)	(1,872)	109
Income tax expense	$1,888	$929	$2,079

Total tax expense for the fiscal year ended January 29, 2012 was $1.6 million, of which $1.9 million was allocated to continuing operations and $(303,000) benefit was allocated to Other Comprehensive Income.  Total tax expenses for fiscal year ended January 30, 2011 was $1.0 million, of which $929,000 was allocated to continuing operations and $100,000 was allocated to Other Comprehensive Income.  Total tax expense for fiscal year ended January 31, 2010 was $2.2 million, of which $2.1 million was allocated to continuing operations and $109,000 was allocated to Other Comprehensive Income.

The effective income tax rate differed from the federal statutory tax rate as follows for the periods indicated:

	Fifty-Two Weeks Ended
	January 29,	January 30,	January 31,
	2012	2011	2010

Income taxes at statutory rate	34.0%	35.0%	35.0%
Increase (decrease) in tax rate resulting from:
State taxes, net of federal benefit	2.3	2.2	2.5
Non-cash charitable contribution of appreciated inventory	(0.9)	(3.2)	(2.2)
Officer's life insurance	(5.9)	(6.8)	(3.8)
Captive insurance disbursement	(1.9)	(2.4)	-
Subpart F Income	0.2	2.2	3.1
Valuation allowance against state income tax NOL's	-	-	2.7
Penalty	-	(4.2)	2.0
Other	(0.6)	(0.5)	1.6
Effective income tax rate	27.2%	22.3%	40.9%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities for the period indicated were:

	January 29,	January 30,
	2012	2011
Assets
Deferred compensation	$3,080	$2,519
Allowance for bad debts	729	785
State income taxes	173	233
Restructuring	6	27
Property, plant and equipment	404	722
Intangible assets	1,270	831
Charitable contribution carryforward	954	772
Inventories	-	129
Other	191	191
Total deferred tax assets	6,807	6,209
Valuation allowance	(139)	(139)
	6,668	6,070
Liabilities
Inventories	263	-
Employee benefits	343	346
Other	-	-
Total deferred tax liabilities	606	346
Net deferred tax asset	$6,062	$5,724

At January 29, 2012 and January 30, 2011, our net deferred tax asset was $6.1 million and $5.7 million, respectively. The current and long-term components are shown in of our consolidated balance sheets as follows:

	January 29,	January 30,
	2012	2011
Prepaid expenses and other current assets (current portion)	$1,012	$1,869
Other assets (long-term portion)	5,050	3,855
Total asset	$6,062	$5,724

At January 30, 2011, $3.8 million of deferred income taxes was classified as “other long-term assets” and $1.9 million was classified as “other current assets” in the consolidated balance sheets.  A valuation allowance of $139,000 was established during the fiscal year ended January 31, 2010 against certain state net operating losses being carried forward.  We expect to fully utilize the remaining deferred tax assets in future periods when the amounts become deductible.

During the fiscal year ended January 31, 2010, we sold $163,000 of state income tax credits that we were not able to use or carryforward. At January 30, 2011 and January 31, 2010, we had state income tax credit carry forwards of $54,000 and $104,000 respectively.

Current accounting standards prescribe a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  The guidance also addresses de-recognition, classification, interest and penalties, accounting in interim periods and disclosures.

We had no material unrecognized tax benefits at January 29, 2012 or January 30, 2011, and there were no material increases or decreases in unrecognized tax benefits during fiscal 2012, fiscal 2011 or fiscal 2010.

We have elected to classify interest and penalties recognized with respect to unrecognized tax benefits as income tax expense.  During fiscal 2010 the Internal Revenue Service assessed a late payment penalty of $100,000, which we recognized as current tax expense.  During fiscal 2011 we successfully requested to have the penalty abated.  The abatement of the penalty is reflected as a $100,000 reduction in fiscal 2011 federal income tax expense.  No interest or penalties were accrued as of January 29, 2012.

Tax years beginning February 3, 2008, through January 30, 2011 remain subject to examination by federal and state taxing authorities.

NOTE 14 – RESTRUCTURING CHARGES AND ASSETS HELD FOR SALE

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

Pretax restructuring and asset impairment charges and credits decreased operating income by 0.8% of net sales in fiscal 2012, 0.9% of net sales in fiscal 2011 and 0.6% of net sales in 2010.

During fiscal 2012 we recorded a $1.8 million ($1.1 million after tax, or $0.10 per share) impairment to write down the carrying value of our Bradington-Young trade name.

During fiscal 2011, we recorded $1.8 million pretax ($1.1 million after tax or $0.10 per share) in restructuring and intangible asset impairment charges related to:

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

The following table sets forth the significant components of and activity related to the accrued restructuring and asset impairment charges for fiscal years 2010, 2011 and 2012:

	Severance and	Asset		Pretax	After-tax
	Related Benefits	Impairment	Other	Amount	Amount

Accrued balance at February 1, 2009	-	-	45	45

Restructuring charges accrued during fiscal 2010
Non-cash charges	-	-	-	-
Cash payments	-	-	(7)	(7)
Accrued balance at January 31, 2010	-	-	38	38

Restructuring charges accrued during fiscal 2011	275	1,128		1,403	(874)
Non-cash charges		(1,128)		(1,128)
Cash payments	(112)		(7)	(119)
Accrued balance at January 30, 2011	$163	$-	$31	$194

Restructuring charges accrued during fiscal 2012
Non-cash charges
Cash payments	(141)		(16)	(157)
Accrued balance at January 29, 2012	$22	$-	$15	$37

Accrued restructuring charges are included in “accrued salaries, wages and benefits,” “other accrued expenses” and “other long-term liabilities” in the consolidated balance sheets.  Restructuring expenses are included in “restructuring charges” in the consolidated statements of operations.

NOTE 15 – SEGMENT INFORMATION

We are organized in two reportable segments – casegoods and upholstered furniture. Prior to our fiscal 2012 year-end, we reported our results of operations in one operating segment, due to the similarity of the nature of our products, production processes, distribution methods, types of customers and regulatory environment. While these similarities persist, we believe that the near-to-medium term economic characteristics of our import casegoods segments and our upholstery segment, which is primarily domestically manufactured, are currently each unique enough to necessitate disaggregating our segment information in order to comply with the objectives of ASC 280 Segment Reporting. These objectives are to assist the users of our financial statements to:

▪	Better understand our performance,
▪	Better assess our prospects for future net cash flows, and
▪	Make more informed judgments about us as a whole.

We typically assess segment performance using the following metrics:

▪	Net sales volume,
▪	Gross profit and gross profit margin as a percentage of net sales,
▪	Operating income and operating income margin as a percentage of net sales, and
▪	Incoming order rates.

The following table presents segment information for each of the following three fiscal years:

	Fifty-Two Weeks Ended
	January 29, 2012	January 30, 2011	January 31, 2010

Net Sales
Casegoods	$147,927	$143,157	$140,365
Upholstery	74,578	72,272	62,982
Consolidated	$222,505	$215,429	$203,347

Operating Income
Casegoods	$10,644	$9,348	$11,048
Upholstery	(3,971)	(5,287)	(5,862)
Consolidated	$6,673	$4,061	$5,186

Total Assets
Casegoods	$119,645	$118,448	$117,892
Upholstery	29,526	31,963	31,207
Consolidated	$149,171	$150,411	$149,099

Capital Expenditures
Casegoods	$2,979	$1,185	$622
Upholstery	826	825	1,056
Consolidated	$3,805	$2,010	$1,678

Depreciation & Amortization
Casegoods	$(1,717)	$(1,918)	$(2,158)
Upholstery	(849)	(930)	(967)
Consolidated	$(2,566)	$(2,848)	$(3,125)

No significant long lived assets were held outside the United States at either January 29, 2012 or January 30, 2011. International customers accounted for 5.0% of consolidated net sales in fiscal 2012, 4.1% of consolidated net sales in fiscal 2011, and 3.5% of consolidated net sales in fiscal 2010.

NOTE 16 – COMMITMENTS, CONTINGENCIES AND OFF BALANCE SHEET ARRANGEMENTS

We lease warehousing facilities, showroom space, and office and computer equipment under leases expiring over the next five years.  Rent expense was $2.2 million in fiscal 2012, $2.0 million in fiscal 2011 and $2.2 million in fiscal 2010. Future minimum annual commitments under leases and operating agreements are as follows amount to $2.7 million in fiscal 2013, $1.6 million in fiscal 2014, $1.1 million in fiscal 2015, $637,000 in fiscal 2016 and $0 in fiscal 2017.

We had letters of credit outstanding totaling $1.9 million on January 29, 2012.  We utilize letters of credit to collateralize certain imported inventory purchases and certain insurance arrangements.

In the ordinary course of our business, we may become involved in legal proceedings involving contractual and employment relationships, product liability claims, intellectual property rights and a variety of other matters.  We do not believe that any pending legal proceedings will have a material impact on our financial position or results of operations.

NOTE 17 – CONCENTRATIONS OF SOURCING RISK

We source imported products through over 31 different vendors, from 31 separate factories, located in five Asian countries.  Because of the large number and diverse nature of the foreign factories from which we can source our imported products, we have some flexibility in the placement of products in any particular factory or country.

Factories located in China are an important resource for Hooker Furniture.  In fiscal year 2012, imported products sourced from China accounted for approximately 90% of import purchases, and the factory in China from which we directly source the most product accounted for approximately 51% of our worldwide purchases of imported product.  A sudden disruption in our supply chain from this factory, or from China in general, could significantly impact our ability to fill customer orders for products manufactured at that factory or in that country.

NOTE 18 – CONSOLIDATED QUARTERLY DATA (Unaudited)

	Fiscal Quarter
	First	Second	Third	Fourth
2012
Net sales	$58,393	$55,574	$54,180	$54,358
Cost of sales	47,360	43,411	41,443	41,428
Gross profit	11,033	12,163	12,737	12,930
Selling and administrative expenses	10,286	9,669	10,031	10,389
Restructuring charges	-	-	-	-
Intangible asset impairment charges	-	-	-	1,815	(a)
Net income	523	1,646	2,260	628
Basic and diluted earnings per share	$0.05	$0.15	$0.21	$0.06

	Fiscal Quarter
	First	Second	Third	Fourth
2011
Net sales	$51,353	$53,377	$55,735	$54,964
Cost of sales	39,584	41,421	43,460	44,082
Gross profit	11,769	11,956	12,275	10,882
Selling and administrative expenses	10,063	10,387	10,610	9,962
Restructuring charges	-	-	-	1,403	(b)
Intangible asset impairment charges	-	-	-	396	(b)
Net income (loss)	1,074	1,178	1,170	(182)
Basic and diluted earnings (loss) per share	$0.10	$0.11	$0.11	$(0.02)

Earnings per share for each fiscal quarter is derived using the weighted average number of shares outstanding during that quarter.  Earnings per share for each fiscal year is derived using the weighted average number of shares outstanding on an annual basis.  Consequently, the sum of earnings per share for the quarters of a fiscal year may not equal earnings per share for the full fiscal year.

(a) During the fiscal 2012 fourth quarter, we recorded asset impairment charges of $1.8 million pretax ($1.1 million after tax or $0.10 per share) on our Bradington-Young trade name.

(b) During the fiscal 2011 fourth quarter, we recorded a charge of $1.4 million pretax ($874,000, after tax or $0.08 per share) related to the consolidation and transfer of Bradington-Young's Cherryville, NC manufacturing facility and offices to Hickory, NC; and we recorded asset impairment charges of $396,000 ($247,000 after tax or $0.02 per share) on our Opus Designs by Hooker Furniture trade name.

NOTE 19 – SUBSEQUENT EVENTS

At its April 10, 2012 meeting, our board of directors declared a quarterly cash dividend of $0.10 per share, payable on May 25, 2012 to shareholders of record at May 11, 2012.