Form 10-Q
period 2012-04-29
HOOKER FURNITURE CORP
filed 2012-06-06
CIK 1077688

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended April 29, 2012

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of June 1, 2012

Common stock, no par value	10,793,233
(Class of common stock)	(Number of shares)

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

HOOKER FURNITURE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, including share data)
(Unaudited)

	April 29,	January 29,
	2012	2012

Assets
Current Assets
Cash and cash equivalents	$47,978	$40,355
Accounts receivable, less allowance for doubtful accounts of $1,442 and $1,632, respectively	23,957	25,807
Inventories	30,524	34,136
Prepaid expenses and other current assets	3,389	4,194
Total current assets	105,848	104,492
Property, plant and equipment, net	23,268	21,669
Intangible assets	1,257	1,257
Cash surrender value of life insurance policies	16,814	16,217
Other assets	5,599	5,536
Total assets	$152,786	$149,171

Liabilities and Shareholders' Equity
Current Liabilities
Trade accounts payable	$13,415	$9,233
Accrued salaries, wages and benefits	2,656	3,855
Other accrued expenses	1,424	792
Accrued dividends	1,079	1,078
Total current liabilities	18,574	14,958
Deferred compensation	7,127	7,100
Total liabilities	25,701	22,058

Shareholders' equity
Common stock, no par value, 20,000 shares authorized, 10,793 and 10,782 shares issued and oustanding on each date, respectively	17,302	17,262
Retained earnings	109,683	109,742
Accumulated other comprehensive income	100	109
Total shareholders' equity	127,085	127,113
Total liabilities and shareholders' equity	$152,786	$149,171

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

HOOKER FURNITURE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Thirteen Weeks Ended
	April 29,	May 1,
	2012	2011

Net sales	$51,730	$58,393

Total cost of sales	40,808	47,360

Gross profit	10,922	11,033

Selling and administrative expenses	9,394	10,286

Operating income	1,528	747

Other income, net	44	54

Income before income taxes	1,572	801

Income tax expense	552	278

Net income	$1,020	$523

Earnings per share
Basic	$0.09	$0.05
Diluted	$0.09	$0.05

Weighted average shares outstanding:
Basic	10,772	10,761
Diluted	10,794	10,778

Cash dividends declared per share	$0.10	$0.10

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

HOOKER FURNITURE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	For the
	Thirteen Weeks Ended
	April 29,	May 1,
	2012	2011

Net Income	$1,020	$523
Other comprehensive income:
Amortization of actuarial gain net of tax of $6 and $30, respectively	(9)	(51)
Adjustments to net periodic benefit cost	(9)	(51)

Comprehensive Income	$1,011	$472

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

HOOKER FURNITURE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Thirteen Weeks Ended
	April 29,	May 1,
	2012	2011
Cash flows from operating activities
Cash received from customers	$53,631	$56,963
Cash paid to suppliers and employees	(42,548)	(51,595)
Income taxes (paid) / received, net	(14)	204
Interest (paid) / received, net	(8)	23
Net cash provided by operating activities	11,061	5,595

Cash flows from investing activities
Purchase of property, plant and equipment	(2,211)	(969)
Proceeds received on notes issued for the sale of property, plant and equipment	9	6
Proceeds from the sale of property and equipment	30	3
Premiums paid on company-owned life insurance	(187)	(187)
Net cash used in investing activities	(2,359)	(1,147)

Cash flows from financing activities
Cash dividends paid	(1,079)	(1,078)
Net cash used in financing activities	(1,079)	(1,078)

Net increase in cash and cash equivalents	$7,623	$3,370
Cash and cash equivalents at the beginning of the period	40,355	16,623
Cash and cash equivalents at the end of the period	$47,978	$19,993

Reconciliation of net income to net cash provided by operating activities:
Net income	$1,020	$523
Depreciation and amortization	595	632
Non-cash restricted stock awards and performance grants	58	(123)
Provision for doubtful accounts	160	187
Restructuring credit	-	(129)
Deferred income taxes	5	(312)
(Gain) on disposal of property	(13)	(3)
(Gain) on insurance policies	(126)	-
Changes in assets and liabilities:
Trade accounts receivable	1,690	(1,651)
Inventories	3,612	7,997
Prepaid expenses and other current assets	450	(330)
Trade accounts payable	4,182	(1,156)
Accrued salaries, wages, and benefits	(1,199)	(789)
Accrued income taxes	533	794
Other accrued expenses	100	(260)
Deferred compensation	(6)	215
Net cash provided by operating activties	$11,061	$5,595

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

HOOKER FURNITURE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar and share amounts in tables, except per share amounts, in thousands unless otherwise indicated)
(Unaudited)
For the Thirteen Weeks Ended April 29, 2012

1.           Preparation of Interim Financial Statements

The condensed consolidated financial statements of Hooker Furniture Corporation and subsidiaries (referred to as “we,” “us,” “our,” “Hooker” or the “Company”) have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”).  In the opinion of management, these statements include all adjustments necessary for a fair statement of the results of all interim periods reported herein.  All such adjustments are of a normal recurring nature.  Certain information and footnote disclosures prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) are condensed or omitted pursuant to SEC rules and regulations.  However, we believe that the disclosures made are adequate for a fair presentation of our results of operations and financial position.  Operating results for the interim periods reported herein may not be indicative of the results expected for the fiscal year.  These financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in our annual report on Form 10-K for the fiscal year ended January 29, 2012.

The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect both the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from our estimates.

The financial statements contained herein are being filed as part of a quarterly report on Form 10-Q covering the thirteen-week period (also referred to as “three months,” “three-month period,” “quarter,” “first quarter” or “quarterly period”) that began January 30, 2012 and ended on April 29, 2012.  These financial statements also include the thirteen-week period that began January 31, 2011 and ended on May 1, 2011.

References in these notes to the condensed consolidated financial statements of the Company to:

▪	the 2013 fiscal year and comparable terminology mean the fiscal year that began January 30, 2012 and will end February 3, 2013; and

▪	the 2012 fiscal year and comparable terminology mean the fiscal year that began January 31, 2011 and ended January 29, 2012.

2.           Inventories

	April 29,	January 29,
	2012	2012
Finished furniture	$39,849	$42,656
Furniture in process	675	580
Materials and supplies	7,964	7,942
Inventories at FIFO	48,488	51,178
Reduction to LIFO basis	(17,964)	(17,042)
Inventories	$30,524	$34,136

3.           Property, Plant and Equipment

	April 29,	January 29,
	2012	2012
Computer software and hardware	$26,365	$26,347
Buildings and land improvements	24,858	24,501
Machinery and equipment	3,702	3,708
Leasehold improvements	2,601	777
Furniture and fixtures	1,685	1,653
Other	740	763
Total depreciable property at cost	59,951	57,749
Less accumulated depreciation	41,671	41,117
Total depreciable property, net	18,280	16,632
Land	1,357	1,357
Construction in progress	3,631	3,680
Property, plant and equipment, net	$23,268	$21,669

Leasehold improvements increased $1.8 million to $2.6 million at April 29, 2012, due to the capitalization of  improvements to our new High Point, NC showroom during the fiscal 2013 first quarter.

4.           Intangible Assets

	April 29,	January 29,
	2012	2012
Non-amortizable Intangible Assets
Trademarks and trade names - Bradington-Young	$861	$861
Trademarks and trade names - Sam Moore	396	396
Total trademarks and tradenames	1,257	1,257

5.          Accounts Receivable

	April 29,	January 29,
	2012	2012
Trade accounts receivable	$18,575	$21,261
Receivable from factor	6,824	6,178
Allowance for doubtful accounts	(1,442)	(1,632)
Accounts receivable	$23,957	$25,807

“Receivable from factor” represents amounts due with respect to factored accounts receivable. We factor substantially all of our domestically produced upholstery accounts receivable without recourse to us.

Under our factoring agreement, invoices for domestically produced upholstery products are generated and transmitted to our customers, with copies to the factor on a daily basis, as products are shipped to our customers.  The factor collects the amounts due and remits collected funds, less factoring fees, to us semi-weekly. We retain ownership of the accounts receivable until the invoices are 90 days past due. At that time, the factor pays us the net invoice amount, less factoring fees, and takes ownership of the accounts receivable. The factor is then entitled to collect the invoices on its own behalf and retain any subsequent remittances. The invoiced amounts are reported as accounts receivable on our condensed consolidated balance sheets, generally when the merchandise is shipped to our customer until payment is received from the factor.

A limited number of our domestically produced upholstery accounts receivable are factored with recourse to us. The amounts of these receivables at April 29, 2012 and January 29, 2012 were $166,000 and $135,000, respectively. If the factor is unable to collect the amounts due, invoices are returned to us for collection. We include an estimate of potentially uncollectible receivables in our calculation of our allowance for doubtful accounts.

6          Earnings Per Share

Since 2006, we have issued restricted stock awards to non-employee members of the board of directors under our stock incentive plan and expect to continue to make these awards annually.  These awards vest if the director continuously serves on the board through a three-year service period and may vest earlier upon certain events specified in the plan. In both fiscal 2012 and the fiscal 2013 first quarter, we awarded time-based restricted stock units (RSUs) to certain executive employees.  Each RSU entitles the executive to receive one share of the Company’s common stock if he remains continuously employed with the Company through the end of a three-year service period. The RSUs may be paid in shares of the Company’s common stock, cash, or both, at the discretion of our compensation committee. Unlike the restricted stock awards made to our non-employee directors, the shares of our common stock that may be issued under these RSUs will not be issued until the vesting period has elapsed. The RSU grantee is not entitled to receive dividends on, or vote, these shares during the vesting period. However, both our unvested restricted stock awards and shares issued under unvested RSUs are considered when computing diluted earnings per share. As of April 29, 2012 and January 29, 2012 there were 46,176 and 32,005 dilutive shares, respectively, outstanding, or deemed outstanding, under restricted stock and RSU awards, net of forfeitures and vested shares on each date.

The following table sets forth the computation of basic and diluted earnings per share:

	Thirteen Weeks Ended
	April 29,	May 1,
	2012	2011

Net income	$1,020	$523
Less: Unvested participating restricted stock dividends	2	2
Net earnings allocated to unvested participating restricted stock	2	1
Earnings available for common shareholders	1,016	520

Weighted average shares outstanding for basic earnings per share	10,772	10,761
Dilutive effect of unvested restricted stock and RSU awards	22	17
Weighted average shares outstanding for diluted earnings per share	10,794	10,778

Basic earnings per share	$0.09	$0.05

Diluted earnings per share	$0.09	$0.05

7.           Long Term Debt

As of April 29, 2012, we had an aggregate $13.2 million available under our $15.0 million revolving credit facility to fund working capital needs.  Standby letters of credit in the aggregate amount of $1.8 million, used to collateralize certain insurance arrangements and for imported product purchases, were outstanding under our revolving credit facility as of April 29, 2012.  There were no additional borrowings outstanding under the revolving credit facility on April 29, 2012.  Any principal outstanding under the revolving credit facility is due July 31, 2013.

8.           Employee Benefit Plans

We maintain a supplemental retirement income plan (“SRIP”) for certain former and current executives. The liability for the SRIP at both April 29, 2012 and January 29, 2012 was $7.6 million and is shown in our condensed consolidated balance sheets as follows:

	April 29,	January 29,
	2012	2012
Accrued salaries, wages and benefits (current portion)	$468	$469
Deferred compensation (long-term portion)	7,108	7,100
Total liability	$7,576	$7,569

Components of net periodic benefit cost for the SRIP are included in our condensed consolidated statements of operations under selling and administrative expenses:

	Thirteen Weeks Ended
	April 29,	May 1,
	2012	2011
Net periodic benefit cost
Service cost	$64	$131
Interest cost	74	84
Actuarial gain	(15)	(81)
Net periodic benefit cost	$124	$134

9.           Income Taxes

We recorded income tax expense of $552,000 for the fiscal 2013 first quarter compared to $278,000 for the comparable prior year period.  The effective tax rates for the fiscal 2013 and 2012 first quarters were 35.1% and 34.7%, respectively.  Our effective tax rate was slightly higher in the fiscal 2013 first quarter primarily due to the realization of a tax deduction in the fiscal 2012 first quarter relating to the tax effect of a reversal of a distribution received from our captive insurance arrangement, which was not repeated  in the fiscal 2013 first quarter due to the timing of the receipt of the distribution.

10.         Segment Information

The following table presents segment information for each of the thirteen weeks periods:

	Thirteen Weeks Ended
	April 29, 2012	May 1, 2011

Net Sales
Casegoods	$32,745	$39,739
Upholstery	18,985	18,654
Consolidated	$51,730	$58,393

Operating Income
Casegoods	$1,376	$1,814
Upholstery	152	(1,067)
Consolidated	$1,528	$747

Total Assets
Casegoods	$122,521	$115,505
Upholstery	30,265	32,934
Consolidated	$152,786	$148,439

Capital Expenditures
Casegoods	$1,364	$740
Upholstery	847	229
Consolidated	$2,211	$969

Depreciation & Amortization
Casegoods	$408	$422
Upholstery	187	210
Consolidated	$595	$632

11.         Subsequent Events

Loan Agreement Amendment

On May 18, 2012, we amended our loan agreement with Bank of America, N.A. in order to reduce the minimum required tangible net worth covenant specified in that agreement from $108 million to $95 million, in conjunction with our previously announced share repurchase plan. A copy of the amendment is included with this filing as Exhibit 10.1.

Dividends

At its June 4, 2012 meeting, our board of directors declared a quarterly cash dividend of $0.10 per share, payable on August 31, 2012 to shareholders of record at August 17, 2012.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This quarterly report on Form 10-Q includes our unaudited condensed consolidated financial statements for the thirteen-week period (also referred to as “three months,” “three-month period,” “quarter” “first quarter” or “quarterly period”) that began January 30, 2012 and ended on April 29, 2012.  This report discusses our results of operations for these periods compared to the fiscal year 2012 thirteen-week period that began January 31, 2011 and ended on May 1, 2011; and our financial condition as of April 29, 2012 compared to January 29, 2012.

For financial reporting purposes, we are organized into two operating segments – casegoods furniture and upholstered furniture. References in this report to the Company refer to the Company and our consolidated subsidiaries, unless specifically referring to segment information.

References in this report to:

▪	the 2013 fiscal year and comparable terminology mean the fiscal year that began January 30, 2012 and will end February 3, 2013; and

▪	the 2012 fiscal year and comparable terminology mean the fiscal year that began January 31, 2011 and ended January 29, 2012.

Dollar amounts presented in the tables below are in thousands.

Nature of Operations

Incorporated in Virginia in 1924, Hooker Furniture Corporation (the “Company,” “we,” “us,” and “our”) is a home furnishings marketing and logistics company offering imported residential casegoods and upholstery, as well as domestically-produced custom leather and fabric upholstery. We are ranked among the nation’s top 10 largest publicly traded furniture sources, based on 2011 shipments to U.S. retailers, according to a survey released in May 2012 by Furniture/Today, a leading trade publication.  We are a key resource for residential wood and metal furniture, commonly referred to as casegoods, and upholstered furniture.  Our major casegoods product categories include home entertainment, home office, accent, dining and bedroom furniture under the Hooker Furniture brand, and youth furniture sold under the Opus Designs by Hooker brand.  Our residential upholstered seating companies include Hickory, N.C.-based Bradington-Young, LLC, a specialist in upscale motion and stationary leather furniture, and Bedford, Va.-based Sam Moore Furniture LLC, a specialist in upscale occasional chairs, settees and sectional seating with an emphasis on cover-to-frame customization.  An extensive selection of designs and formats along with finish and cover options in each of these product categories makes us a comprehensive residential furniture resource for retailers, primarily targeting the upper-medium price range.  Our principal customers are retailers of residential home furnishings who are broadly dispersed throughout the United States and Canada, as well as an important, growing international customer base.  Customers include independent furniture stores, specialty retailers, department stores, catalog and internet merchants, interior designers and national and regional chains.

Overview

Consumer home furnishings purchases are driven by an array of factors, including general economic conditions such as:
▪	consumer confidence;
▪	fashion trends;
▪	availability of consumer credit;
▪	energy and other commodity prices; and
▪	housing and mortgage markets;

as well as lifestyle-driven factors such as changes in:
▪	disposable income;
▪	housing; and
▪	family size.

Our industry has been impacted by low levels of consumer confidence and a weak housing market since the fall of 2006.  By late 2008, this malaise, exacerbated by weak credit markets, had spread to the broader U.S. economy.  As a result, the residential home furnishings industry has experienced a significant and persistent decline in demand for its products.  Discretionary purchases of furniture have been highly affected by low consumer confidence.  Current economic factors, such as high unemployment and difficult housing and mortgage markets and changing consumer priorities have resulted in a weak retail environment for home furnishings and related purchases.

Our domestic upholstery operations, which have significantly higher overhead and fixed costs than our import operations, have been particularly affected by the decline in demand for home furnishings and have experienced operating losses since our fiscal 2009 second quarter.  Extensive cost reduction efforts over that time have mitigated the losses and have resulted in our upholstery segment returning to operating profitability during the fiscal 2013 first quarter. Our lower overhead, variable-cost import operations have driven our profitability over the last few years and provide us with the flexibility to respond to changing demand by adjusting inventory purchases from suppliers. Our import model also requires that we transition sourcing to other suppliers, often located in different countries or regions, when quality concerns or inflationary pressures diminish the value proposition offered by our current suppliers.

The following are the primary factors that affected our consolidated fiscal 2013 first quarter results of operations.

▪	Out-of-stock positions on several key items, groups and collections negatively impacted sales and profitability.

▪	The sourcing transition from some of our vendors in China to vendors in other Asian countries resulted in longer lead times and shipping delays negatively impacting sales and profitability.

▪
Decreased product discounting negatively impacted sales and volume in both casegoods and upholstery segments, but drove gross margin improvement. Product discounting was higher in the comparable prior-year quarter in order to reduce excess and slow-moving inventory.

▪
Selling and administrative expenses increased as a percentage of net sales, primarily as a result of lower sales, but decreased in absolute terms due to the lower sales volumes and certain other factors.

▪	Our upholstery segment returned to profitability after reporting operating losses since the fiscal 2009 second quarter.

Results of Operations

The following table sets forth the percentage relationship to net sales of certain items included in the condensed consolidated statements of operations included in this report.

	Thirteen Weeks Ended
	April 29,	May 1,
	2012	2011
Net sales	100.0%	100.0%
Cost of sales	78.9	81.1
Gross profit	21.1	18.9
Selling and administrative expenses	18.2	17.6
Operating income	3.0	1.3
Other income, net	0.1	0.1
Income before income taxes	3.0	1.4
Income tax expense	1.1	0.5
Net income	2.0	0.9

Fiscal 2013 First Quarter Compared to Fiscal 2012 First Quarter

Net Sales

Net Sales
	Thirteen Weeks Ended
	April 29, 2012	% Net Sales	May 1, 2011	% Net Sales	$ Change	% Change

Casegoods	$32,745	63.3%	$39,739	68.1%	$(6,994)	-17.6%
Upholstery	18,985	36.7%	18,654	31.9%	$331	1.8%
Consolidated	$51,730	100.0%	$58,393	100.0%	$(6,663)	-11.4%

	Thirteen Weeks Ended
Unit Volume	FY13 Q1 % Increase vs. FY12 Q1	Average Selling Price	FY13 Q1 % Increase vs. FY12 Q1

Casegoods	-28.8%	Casegoods	15.4%
Upholstery	-2.0%	Upholstery	11.4%
Consolidated	-22.1%	Consolidated	16.2%

The decrease in consolidated net sales for the fiscal 2013 first quarter, as compared to the fiscal 2012 first quarter, was principally due to lower unit volume, particularly in our casegoods segment, partially offset by higher average selling prices in both segments. The casegoods sales decrease was driven by out-of-stock positions on several key items, groups and collections and decreased discounting. The out-of-stock positions were primarily due to aggressive inventory reductions that began in fiscal 2012 and continued into the fiscal 2013 first quarter. To a lesser extent and consistent with our fiscal 2012 fourth quarter, vendor shifts from China to other Asian countries resulted in the delay of several well-placed new casegoods collections and negatively impacted fiscal 2013 first quarter sales. These vendor shifts contributed to the out-of-stock positions and increased the demand for our best-selling, in-stock products. This accelerated demand cycle hastened the out-of-stock position on best sellers.  Upholstery net sales were essentially flat to the same prior-year period. Lower sales volume was partially offset by increased average selling prices for both segments, due primarily to lower discounting.

Gross Income and Margin

Gross Income and Margin
	Thirteen weeks ended
	April 29, 2012	% Net Sales	May 1, 2011	% Net Sales	$ Change	% Change

Casegoods	$7,448	22.8%	$8,626	21.7%	$(1,178)	-13.7%
Upholstery	3,474	18.3%	2,407	12.9%	1,067	44.3%
Consolidated	$10,922	21.1%	$11,033	18.9%	$(111)	-1.0%

Consolidated gross profit as a percentage of net sales increased for the fiscal 2013 first quarter, as compared to the fiscal 2012 first quarter, primarily due to decreased discounting in both segments and lower domestic upholstery costs as a percentage of net sales. Fiscal 2013 first quarter discounting in the casegoods and upholstery segments decreased approximately 360 and 280 basis points, respectively, as compared to the same prior-year period. The higher levels of product discounting in the fiscal 2012 first quarter were primarily due to efforts to reduce inventory levels. Consolidated fiscal 2013 first quarter gross income was essentially flat to the fiscal 2012 first quarter, primarily due to the decline in net sales discussed above, which offset margin improvements.

Selling and Administrative Expenses

Selling and Administrative Expenses
	Thirteen weeks ended
	April 29, 2012	% Net Sales	May 1, 2011	% Net Sales	$ Change	% Change

Casegoods	$6,072	18.5%	$6,813	17.1%	$(741)	-10.9%
Upholstery	3,322	17.5%	3,473	18.6%	(151)	-4.3%
Consolidated	$9,394	18.2%	$10,286	17.6%	$(892)	-8.7%

Consolidated selling and administrative expenses decreased in absolute terms but increased as a percentage of net sales in the fiscal 2013 first quarter compared to the same prior-year period.

Casegoods selling and administrative expenses increased as a percentage of net sales in the fiscal 2013 first quarter compared to the same prior-year period, primarily due to the casegoods net sales decrease discussed above. In absolute terms, casegoods selling and administrative expenses decreased due to:

▪	a decrease in sales and design commissions due to lower net sales;
▪	a decrease in contribution expense;
▪	amounts billed to our imported upholstery division for its share of operating costs;
▪	a decrease in bad debt expense due to lower accounts receivable balances due to lower sales and a decrease in amounts expensed to bad debts due to favorable collection trends; and
▪	a decrease in sample expense due to cost cutting measures.

These decreases in expenses were partially offset by:

▪	an increase in bonus expense due to the reversal of an accrual for officers’ long-term performance grant awards in the comparable prior-year period;
▪	an increase in benefits expense due primarily to lower benefits expense in the prior year due to an insurance gain on Company-owned life insurance due to the death of a former executive;
▪	an increase in salary expense primarily due to the promotion of an upholstery executive to a corporate executive position during the fiscal 2012 third quarter and also due to other salary increases;

Upholstery selling and administrative expenses decreased both as a percentage of net sales and in absolute terms in the fiscal 2013 first quarter compared to the same prior-year period, primarily due to:

▪	a decrease in salaries expense due to the promotion of an officer from our upholstery segment to our casegoods segment and due to cost reduction efforts undertaken in fiscal 2012;
▪	a decrease in benefits expense due to decreased headcount and lower health claims; and
▪	a decrease in sample expense and advertising expense due to cost cutting measures.

These decreases were partially offset by an increase in the upholstery segment’s share of corporate administrative costs.

Operating Income and Margin

Operating Profit and Margin
	Thirteen weeks ended
	April 29, 2012	% Net Sales	May 1, 2011	% Net Sales	$ Change	% Change

Casegoods	$1,376	4.2%	$1,814	4.6%	$(438)	-24.1%
Upholstery	152	0.8%	(1,067)	-5.7%	1,219	114.2%
Consolidated	$1,528	3.0%	$747	1.3%	$781	104.6%

Operating profitability increased for the fiscal 2013 first quarter as compared to the same prior-year period, both as a percentage of net sales and in absolute terms due to the factors discussed above.  Our upholstery segment returned to operating profitability this quarter due to operational improvements and, to a lesser extent, a sales increase.

Other income, net

Other income, net
	Thirteen weeks ended
	April 29, 2012	% Net Sales	May 1, 2012	% Net Sales	$ Change	% Change

Consolidated	$44	0.1%	$54	0.1%	$(10)	-18.5%

Other income, net is essentially flat to prior year.

Income Taxes

Income taxes
	Thirteen weeks ended
	April 29, 2012	% Net Sales	May 1, 2011	% Net Sales	$ Change	% Change

Consolidated income tax expense	$552	1.1%	$278	0.5%	$274	98.6%

Effective Tax Rate	35.1%		34.7%

We recorded income tax expense of $552,000 for the fiscal 2013 first quarter compared to $278,000 for the comparable prior year period.  The effective tax rates for the fiscal 2013 and 2012 first quarters were 35.1% and 34.7%, respectively.  Our effective tax rate was slightly higher in the fiscal 2013 first quarter primarily due to the realization of a tax deduction in the fiscal 2012 first quarter relating to the tax effect of a reversal of a distribution received from our captive insurance arrangement, which was not repeated in the fiscal 2013 first quarter.

Net Income and Earnings Per Share

Net Income
	Thirteen weeks ended
	April 29, 2012	% Net Sales	May 1, 2011	% Net Sales	$ Change	% Change
Net Income
Consolidated	$1,020	2.0%	$523	0.9%	$497	95.0%

Earnings per share	$0.09		$0.05

Fiscal year 2013 first quarter net income was $1.0 million, or $0.09 per share, compared to $523,000, or $0.05 per share, in the fiscal year 2012 first quarter.  This improvement reflects our upholstery segment returning to operating profitability this quarter, which was primarily due to operational improvements and, to a lesser extent, a sales increase.

Outlook

As discussed above, the sourcing transition from some of our vendors in China to other Asian vendors over the past six months has resulted in longer lead times and shipping delays, which negatively impacted fiscal 2013 first quarter sales. We expect these longer lead times and shipping delays to negatively impact sales and profits in the fiscal 2013 second quarter, but expect them to diminish and improve during the second half of fiscal 2013. We believe that our new Vice President of Asian Operations, an industry veteran with over 20 years of experience in Asia, will help us to improve vendor performance and vendor alignment, matching our product line with those sources that best fit our customers' expectations for quality, on-time delivery, and value.

We are pleased with our upholstery segment’s return to operating profitability in the fiscal 2013 first quarter. We intend to build on this success by continuing to focus on cost reduction projects and volume increases driven by:

▪	introducing new product lines and categories, such as the fully upholstered sofa line introduced by Sam Moore at the Spring 2012 High Point Furniture Market, and
▪
building on the success of our Bradington-Young division’s “comfort@home” in-store gallery program and  whole-home collections like Harbor Pointe and Primrose Hill, which include both casegoods and upholstery.

However, we note that our upholstery segment continues to have higher fixed costs than our casegoods segment, which is due to the upholstery segment’s domestic manufacturing operations. To mitigate the impact of sales declines in recent years, we have continued to streamline our upholstery operations by improving efficiency, reducing overhead and evaluating our operating costs and capacity to better match costs to current sales volume levels. Continued significant cost reductions in our upholstery segment will be a challenge. If we are unable to increase sales in our upholstery segment to the extent necessary, particularly sales of domestically produced upholstery, capacity reductions will be necessary. If undertaken, these capacity reductions would likely result in restructuring charges, would lower our consolidated net earnings in the short-term (for the quarterly and annual periods in which we recognize the charges) and would adversely affect our consolidated balance sheets at these same dates.

While many economic indicators suggest that the long thaw that began several years ago continues, certain concerns still exist, including the slow rebound of the housing market, global economic instability and, while improving, continued low consumer confidence. We  expect retail furniture demand to improve modestly as we progress through the fall of this year.

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

Financial Condition, Liquidity and Capital Resources

Balance Sheet and Working Capital

The following chart shows changes in our total assets, current assets, current liabilities, net working capital and working capital ratio during the first quarter of fiscal 2013:

	Balance Sheet and Working Capital
	April 29, 2012	January 29, 2012	$ Change

Total Assets	$152,786	$149,171	$3,615

Cash	$47,978	$40,355	$7,623
Trade Receivables	23,957	25,807	(1,850)
Inventories	30,524	34,136	(3,612)
Prepaid Expenses & Other	3,389	4,194	(805)

Total Current Assets	$105,848	$104,492	$1,356

Trade accounts payable	$13,415	$9,233	$4,182
Accrued salaries, wages and benefits	2,656	3,855	(1,199)
Other accrued expenses	2,503	1,870	633

Total current liabilities	$18,574	$14,958	$3,616

Net working capital	$87,274	$89,534	$(2,260)

Working capital ratio	5.7 to 1	7.0 to 1

Fiscal 2013 first quarter total assets increased as compared to January 29, 2012, primarily due to increased cash and cash equivalents and property, plant and equipment, partially offset by decreased inventories and accounts receivable.  Cash increased due primarily to the reduction of inventories and accounts receivable and increased accounts payable. Property, plant and equipment increased due to the capitalization of our newly remodeled showroom which debuted at the spring 2012 International Home Furnishings Market.  Inventories decreased due to vendor shifts from China to other countries in Asia, which resulted in the delay of several well-placed new casegoods collections. Accounts receivable decreased due to lower net sales.

The decline in net working capital (current assets less current liabilities) reflects a smaller increase in current assets than in current liabilities. Current assets increased due to the increased in cash, partially offset by the decrease in inventories and accounts receivable. Current liabilities increased due to an increase in trade accounts payable and other accrued expenses, partially offset by a decrease in accrued salaries, wages and benefits. Trade accounts payable increased due to higher accrued import purchases at the fiscal 2013 period-end.   Other accrued expenses increased due to income tax accruals during the fiscal 2013 first quarter. Accrued salaries, wages and benefits decreased due to the timing of payrolls at the respective quarter ends and the payment in the fiscal 2013 first quarter of bonuses accrued during fiscal 2012.

Cash Flows – Operating, Investing and Financing Activities

	Thirteen Weeks Ended
	April 29,	May 1,
	2012	2011
Net cash provided by operating activities	$11,061	$5,595
Net cash used in investing activities	(2,359)	(1,147)
Net cash used in financing activities	(1,079)	(1,078)
Net increase in cash and cash equivalents	$7,623	$3,370

During the three months ended April 29, 2012, cash generated from operations of $11.1 million helped to fund an increase in cash and cash equivalents of $7.6 million, cash dividends of $1.1 million and capital expenditures of $2.2 million related to our business operating systems and facilities.

In comparison, during the first three months of fiscal 2012, cash generated from operations of $5.6 million funded an increase in cash and cash equivalents of $3.4 million, cash dividends of $1.1 million and capital expenditures of $969,000 related to our business operating systems and facilities.

Loan Agreement

The loan agreement for our revolving credit facility requires us to comply with customary covenants, which as of April 29, 2012 included, among other things, the following financial covenants:

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

During the fiscal 2013 second quarter, we amended our loan agreement to reduce the minimum required tangible net worth from $108 million to $95 million.  While we do not believe the share repurchase plan recently approved by our board would put us in jeopardy of violating this covenant, we pursued this change proactively to ensure a greater margin above the minimum required by the covenant prior to beginning the repurchase plan.

We were in compliance with our loan agreement covenants as of April 29, 2012.

Share Repurchase Authorization

During the fiscal 2013 first quarter, our Board of Directors authorized the repurchase of up to $12.5 million of the Company’s common shares or 9.8% of our outstanding common shares based on the closing price for our common shares on April 29, 2012. Repurchases may be made from time to time in the open market, or through privately negotiated transactions or otherwise, in compliance with applicable laws, rules and regulations, and subject to our cash requirements for other purposes, compliance with the covenants under the loan agreement for our revolving credit facility and other factors we deem relevant. The authorization does not obligate us to acquire a specific number of shares during any period and the authorization may be modified, suspended or discontinued at any time at the discretion of the Board. We expect to fund share repurchases using available cash and cash generated from operations. Repurchased shares will become authorized but unissued common shares. No purchases were made under this authorization during the fiscal 2013 first quarter.

Liquidity, Financial Resources and Capital Expenditures

As of April 29, 2012, we had an aggregate $13.2 million available under our $15.0 million revolving credit facility to fund working capital needs.  Standby letters of credit in the aggregate amount of $1.8 million, used to collateralize certain insurance arrangements and for imported product purchases, were outstanding under our revolving credit facility as of April 29, 2012.  There were no additional borrowings outstanding under the revolving credit facility on April 29, 2012.  Any principal outstanding under the credit line is due July 31, 2013.

We believe that we have the financial resources needed to meet our business requirements for the foreseeable future, including capital expenditures and working capital, as well as for share repurchases and regular quarterly dividends. Our primary sources of liquidity include cash flow from operations, our $15.0 million revolving credit facility, the factoring arrangement for our upholstery division accounts receivable and the ability to borrow against the cash surrender value of Company-owned life insurance policies. Cash flow from operations is highly dependent on incoming order rates and our operating performance.  We expect to spend between $2.0 million to $4.0 million in capital expenditures during the remainder of fiscal year 2013 to maintain and enhance our operating systems and facilities. Of these estimated amounts, we expect to spend between $1.5 million to $2.0 million on the implementation of our ERP system.

In addition to capital spending, we expect to invest approximately $6.0 million - $8.0 million during the remainder of fiscal 2013 in order to build inventory in order to maintain customer service levels and grow sales. The Board also has authorized us to spend up to $12.5 million to repurchase our common shares.  Use of cash for share repurchases will depend on the factors and limitations discussed under “Share Repurchase Authorization” above.

Critical Accounting Policies

There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our fiscal 2012 annual report on Form 10-K filed with the SEC on April 13, 2012.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk from changes in foreign currency exchange rates, which could impact our results of operations or financial condition.  We manage our exposure to this risk through our normal operating activities.

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

Amounts outstanding under our revolving credit facility would bear interest at variable rates. In the past, we have entered into swap agreements to hedge against the potential impact of increases in interest rates on our floating-rate debt instruments. There was no outstanding balance under our revolving credit facility as of April 29, 2012, other than standby letters of credit in the amount of $1.8 million.  Therefore, a fluctuation in market interest rates of one percentage point (or 100 basis points) would not have a material impact on our results of operations or financial condition.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended April 29, 2012.  Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to the Company’s management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure and are effective to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the fiscal quarter ended April 29, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 6.  Exhibits

3.1
Amended and Restated Articles of Incorporation of the Company, as amended March 28, 2003 (incorporated by reference to Exhibit 3.1 of the Company’s Form 10-Q (SEC File No. 000-25349) for the quarter ended February 28, 2003)

3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Form 10-Q (SEC File No. 000-25349) for the quarter ended August 31, 2006)

4.1	Amended and Restated Articles of Incorporation of the Company, as amended (See Exhibit 3.1)

4.2	Amended and Restated Bylaws of the Company (See Exhibit 3.2)

10.1*	Amendment No. 1 to Loan Agreement, dated as of May 18, 2012, between the Company and Bank of America, N.A.

31.1*	Rule 13a-14(a) Certification of the Company’s principal executive officer

31.2*	Rule 13a-14(a) Certification of the Company’s principal financial officer

32.1*
Rule 13a-14(b) Certification of the Company’s principal executive officer and principal financial officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*#
The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended April 29, 2012, formatted in Extensible Business Reporting Language (“XBRL”): (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of operations, (iii) condensed consolidated statements of cash flows, and (iv) the notes to the condensed consolidated financial statements, tagged as blocks of text

____________
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

HOOKER FURNITURE CORPORATION

Date: June 6, 2012                                                                                   By: /s/Paul A. Huckfeldt
Paul A. Huckfeldt
Vice President – Finance and
Accounting and Chief Financial Officer