Form 10-Q
period 2012-07-29
HOOKER FURNITURE CORP
filed 2012-09-06
CIK 1077688

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 29, 2012

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

Large accelerated Filer ☐	Accelerated filer ☒
Non-accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of September 5, 2012

Common stock, no par value	10,746,106
(Class of common stock)	(Number of shares)

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

HOOKER FURNITURE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, including share data)
(Unaudited)

	July 29,	January 29,
	2012	2012

Assets
Current Assets
Cash and cash equivalents	$43,325	$40,355
Accounts receivable, less allowance for doubtful accounts of $1,467 and $1,632, respectively	23,711	25,807
Inventories	35,820	34,136
Prepaid expenses and other current assets	3,749	4,194
Total current assets	106,605	104,492
Property, plant and equipment, net	22,570	21,669
Intangible assets	1,257	1,257
Cash surrender value of life insurance policies	17,185	16,217
Other assets	5,088	5,536
Total assets	$152,705	$149,171

Liabilities and Shareholders' Equity
Current Liabilities
Trade accounts payable	$12,660	$9,233
Accrued salaries, wages and benefits	2,321	3,855
Other accrued expenses	2,090	792
Accrued dividends	1,078	1,078
Total current liabilities	18,149	14,958
Deferred compensation	7,299	7,100
Total liabilities	25,448	22,058

Shareholders' equity
Common stock, no par value, 20,000 shares authorized, 10,781 and 10,782 shares issued and oustanding on each date, respectively	17,313	17,262
Retained earnings	109,853	109,742
Accumulated other comprehensive income	91	109
Total shareholders' equity	127,257	127,113
Total liabilities and shareholders' equity	$152,705	$149,171

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

HOOKER FURNITURE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 29,	July 31,	July 29,	July 31,
	2012	2011	2012	2011

Net sales	$50,185	$55,574	$101,915	$113,967

Cost of sales	38,920	43,411	79,728	90,771

Gross profit	11,265	12,163	22,187	23,196

Selling and administrative expenses	8,943	9,669	18,337	19,955

Operating income	2,322	2,494	3,850	3,241

Other income, net	20	27	64	81

Income before income taxes	2,342	2,521	3,914	3,322

Income tax expense	868	875	1,420	1,153

Net income	$1,474	$1,646	$2,494	$2,169

Earnings per share
Basic	$0.14	$0.15	$0.23	$0.20
Diluted	$0.14	$0.15	$0.23	$0.20

Weighted average shares outstanding:
Basic	10,770	10,761	10,771	10,761
Diluted	10,789	10,784	10,800	10,785

Cash dividends declared per share	$0.10	$0.10	$0.10	$0.10

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

HOOKER FURNITURE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 29,	July 31,	July 29,	July 31,
	2012	2011	2012	2011

Net Income	$1,474	$1,646	$2,494	$2,169
Other comprehensive income:
Amortization of actuarial gains	(14)	(82)	(29)	(163)
Income tax effect on amortization of actuarial gains	5	31	11	61
Adjustments to net periodic benefit cost	(9)	(51)	(18)	(102)

Comprehensive Income	$1,465	$1,595	$2,476	$2,067

HOOKER FURNITURE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Twenty-Six Weeks Ended
	July 29,	July 31,
	2012	2011
Cash flows from operating activities
Cash received from customers	$104,093	$115,290
Cash paid to suppliers and employees	(95,713)	(96,924)
Income taxes received/(paid), net	13	(115)
Interest (paid)/received, net	(20)	20
Net cash provided by operating activities	8,373	18,271

Cash flows from investing activities
Purchase of property, plant and equipment	(2,935)	(1,871)
Proceeds received on notes issued for the sale of property, plant and equipment	18	17
Proceeds from the sale of property and equipment	598	3
Premiums paid on company-owned life insurance	(783)	(1,020)
Proceeds received on officers' life insurance	-	560
Net cash used in investing activities	(3,102)	(2,311)

Cash flows from financing activities
Cash dividends paid	(2,159)	(2,156)
Purchase and retirement of common stock	(142)	-
Net cash used in financing activities	(2,301)	(2,156)

Net increase in cash and cash equivalents	$2,970	$13,804
Cash and cash equivalents at the beginning of the period	40,355	16,623
Cash and cash equivalents at the end of the period	$43,325	$30,427

Reconciliation of net income to net cash provided by operating activities:
Net income	$2,494	$2,169
Depreciation and amortization	1,475	1,255
Non-cash restricted stock awards and performance grants	160	(101)
Provision for doubtful accounts	(13)	705
Deferred income taxes	387	(346)
(Gain) on disposal of property	(39)	(3)
(Gain) on insurance policies	(460)	(388)
Changes in assets and liabilities:
Trade accounts receivable	2,109	551
Inventories	(1,684)	15,330
Prepaid expenses and other current assets	774	667
Trade accounts payable	3,427	(2,399)
Accrued salaries, wages, and benefits	(1,534)	(448)
Accrued income taxes	1,046	1,384
Other accrued expenses	170	(373)
Deferred compensation	61	268
Net cash provided by operating activties	$8,373	$18,271

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

HOOKER FURNITURE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar and share amounts in tables, except per share amounts, in thousands unless otherwise indicated)
(Unaudited)
For the Twenty-Six Weeks Ended July 29, 2012

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

The financial statements contained herein are being filed as part of a quarterly report on Form 10-Q covering the thirteen-week period (also referred to as “three months,” “three-month period,” “quarter,” “second quarter” or “quarterly period”) that began April 30, 2012 and the twenty-six week period (also referred to as “six months,” “six-month period” or “first half”) that began January 30, 2012, and which both ended July 29, 2012.  These financial statements also include the thirteen-week period that began May 2, 2011 and the twenty-six week period that began January 31, 2011, which both ended July 31, 2011 and our financial condition as of July 29, 2012 compared to January 29, 2012.

References in these notes to the condensed consolidated financial statements of the Company to:

▪	the 2013 fiscal year and comparable terminology mean the fiscal year that began January 30, 2012 and will end February 3, 2013; and
▪	the 2012 fiscal year and comparable terminology mean the fiscal year that began January 31, 2011 and ended January 29, 2012.

Certain amounts have been reclassified in the prior period financial statements to reflect the current period classification.

2.           Inventories

	July 29,	January 29,
	2012	2012
Finished furniture	$45,484	$42,656
Furniture in process	558	580
Materials and supplies	8,622	7,942
Inventories at FIFO	54,664	51,178
Reduction to LIFO basis	(18,844)	(17,042)
Inventories	$35,820	$34,136

3.           Property, Plant and Equipment

	July 29,	January 29,
	2012	2012
Computer software and hardware	$25,484	$26,347
Buildings and land improvements	23,680	24,501
Machinery and equipment	3,619	3,708
Leasehold improvements	2,375	777
Furniture and fixtures	1,896	1,653
Other	1,014	763
Total depreciable property at cost	58,068	57,749
Less accumulated depreciation	39,319	41,117
Total depreciable property, net	18,749	16,632
Land	1,152	1,357
Construction in progress	2,669	3,680
Property, plant and equipment, net	$22,570	$21,669

Leasehold improvements increased to $2.4 million at July 29, 2012, primarily due to the capitalization of improvements to our new High Point, NC showroom during the fiscal 2013 first quarter.

The buildings and land improvements, machinery and equipment and land fixed asset categories decreased at July 29, 2012, primarily due to the sale of our former Cherryville, NC upholstery manufacturing facility during the fiscal 2013 second quarter.

4.           Intangible Assets

	July 29,	January 29,
	2012	2012
Non-amortizable Intangible Assets
Trademarks and trade names - Bradington-Young	$861	$861
Trademarks and trade names - Sam Moore	396	396
Total trademarks and tradenames	$1,257	$1,257

5.          Accounts Receivable

	July 29,	January 29,
	2012	2012
Trade accounts receivable	$19,057	$21,261
Receivable from factor	6,121	6,178
Allowance for doubtful accounts	(1,467)	(1,632)
Accounts receivable	$23,711	$25,807

“Receivable from factor” represents amounts due with respect to factored accounts receivable. We factor substantially all of the accounts receivable for our domestically produced upholstery without recourse to us.

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

A limited number of our accounts receivable for our domestically produced upholstery are factored with recourse to us. The amounts of these receivables at July 29, 2012 and January 29, 2012 were $170,000 and $135,000, respectively. If the factor is unable to collect the amounts due, invoices are returned to us for collection. We include an estimate of potentially uncollectible receivables in our calculation of our allowance for doubtful accounts.

6.          Earnings Per Share

Since 2006, we have issued restricted stock awards to non-employee members of the board of directors under our stock incentive plan and expect to continue to make these awards annually.  These awards vest if the director continuously serves on the board through a three-year service period and may vest earlier upon certain events specified in the plan. In both fiscal 2012 and the fiscal 2013 first quarter, we awarded time-based restricted stock units (RSUs) to certain executive employees.  Each RSU entitles the executive to receive one share of the Company’s common stock if he remains continuously employed with the Company through the end of a three-year service period. The RSUs may be paid in shares of the Company’s common stock, cash, or both, at the discretion of our compensation committee. Unlike the restricted stock awards made to our non-employee directors, the shares of our common stock that may be issued under these RSUs will not be issued until the vesting period has elapsed. The RSU grantee is not entitled to receive dividends on, or vote, these shares during the vesting period. Both our unvested restricted stock awards and shares issuable under unvested RSUs are considered when computing diluted earnings per share. As of July 29, 2012 and January 29, 2012 there were 56,749 and 32,005 dilutive shares, respectively, outstanding, or deemed outstanding, under restricted stock and RSU awards, net of forfeitures and vested shares on each date. During the fiscal 2013 second quarter, we purchased and retired 22,400 shares of our common stock under the $12.5 million share repurchase authorization approved by our board of directors during the fiscal 2013 first quarter. These repurchases reduced our total outstanding shares and, consequently,  reduced the weighted outstanding shares used in our calculation of earnings per share for the fiscal 2013 quarterly and year-to-date periods shown below. Subsequent to the end of the fiscal 2013 second quarter, we have repurchased an additional 35,300 shares of our common stock.

The following table sets forth the computation of basic and diluted earnings per share:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 29,	July 31,	July 29,	July 31,
	2012	2011	2012	2011

Net income	$1,474	$1,646	$2,494	$2,169
Less: Unvested participating restricted stock dividends	3	4	3	5
Net earnings allocated to unvested participating restricted stock	-	-	-	-
Earnings available for common shareholders	1,471	1,642	2,491	2,164

Weighted average shares outstanding for basic earnings per share	10,770	10,761	10,771	10,761
Dilutive effect of unvested restricted stock and RSU awards	19	23	29	23
Weighted average shares outstanding for diluted earnings per share	10,789	10,784	10,800	10,785

Basic earnings per share	$0.14	$0.15	$0.23	$0.20

Diluted earnings per share	$0.14	$0.15	$0.23	$0.20

7.           Long Term Debt

As of July 29, 2012, we had an aggregate $13.2 million available under our $15.0 million revolving credit facility to fund working capital needs.  Standby letters of credit in the aggregate amount of $1.8 million, used to collateralize certain insurance arrangements and for imported product purchases, were outstanding under our revolving credit facility as of July 29, 2012.  There were no additional borrowings outstanding under the revolving credit facility on July 29, 2012.  Any principal outstanding under the revolving credit facility is due July 31, 2013.

8.           Employee Benefit Plans

We maintain a supplemental retirement income plan (“SRIP”) for certain former and current executives. The liability for the SRIP at July 29, 2012 was $7.7 million and was $7.6 million at January 29, 2012 and is shown in our condensed consolidated balance sheets as follows:

	July 29,	January 29,
	2012	2012
Accrued salaries, wages and benefits (current portion)	$469	$469
Deferred compensation (long-term portion)	7,190	7,100
Total liability	$7,659	$7,569

Components of net periodic benefit cost for the SRIP are included in our condensed consolidated statements of operations under selling and administrative expenses:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 29,	July 31,	July 29,	July 31,
	2012	2011	2012	2011
Net periodic benefit cost
Service cost	$64	$131	$128	$262
Interest cost	74	84	148	168
Actuarial gain	(14)	(82)	(29)	(163)
Net periodic benefit cost	$124	$133	$247	$267

9.           Income Taxes

We recorded income tax expense of $868,000 for the fiscal 2013 second quarter compared to $875,000 for the prior year second quarter.  The effective tax rates for the fiscal 2013 and 2012 second quarters were 37.1% and 34.7%, respectively.  The fiscal 2013 second quarter utilizes a current federal tax rate of 34% compared to 35% in the prior year second quarter.  In addition to this decrease in our effective tax rate, we also had a greater than anticipated permanent benefit from officers’ life insurance policies, a change in our federal deferred tax rate from 35% to 34% and a lower than anticipated distribution from our captive insurance company.

We recorded income tax expense of $1.4 million in the first half of fiscal 2013 compared to $1.2 million for the same period last year.  The effective income tax rates for the first half of fiscal years 2013 and 2012 were 36.3% and 34.7%, respectively. As of the fiscal 2013 second quarter, we began utilizing a current federal tax rate of 34% compared to 35% in the prior year second quarter.  In addition to this decrease in our effective tax rate, we also had a greater than anticipated permanent benefit from officers’ life insurance policies, a change in our federal deferred tax rate from 35% to 34% and a lower than anticipated distribution from our captive insurance company.

10.         Segment Information

The following table presents segment information for the thirteen and twenty-six week periods:

	Thirteen Weeks Ended				Twenty-Six Weeks Ended
	July 29, 2012		July 31, 2011		July 29, 2012		July 31, 2011
		% Net Sales		% Net Sales		% Net Sales		% Net Sales
Net Sales
Casegoods	$32,195	64.2%	$36,489	65.7%	$64,940	63.7%	$76,228	66.9%
Upholstery	17,990	35.8%	19,085	34.3%	36,975	36.3%	37,739	33.1%
Consolidated	$50,185	100.0%	$55,574	100.0%	$101,915	100.0%	$113,967	100.0%

Gross Income & Margin
Casegoods	$8,126	25.2%	$9,006	24.7%	$15,574	24.0%	$17,632	23.1%
Upholstery	3,139	17.4%	3,157	16.5%	6,613	17.9%	5,564	14.8%
Consolidated	$11,265	22.5%	$12,163	21.9%	$22,187	21.8%	$23,196	20.4%

Operating Income
Casegoods	$2,372	7.4%	$2,742	7.5%	$3,749	5.8%	$4,556	6.0%
Upholstery	(50)	-0.3%	(248)	-1.3%	101	0.3%	(1,315)	-3.5%
Consolidated	$2,322	4.6%	$2,494	4.5%	$3,850	3.8%	$3,241	2.8%

Depreciation & Amortization
Casegoods	$475		$426		$883		$849
Upholstery	405		196		592		406
Consolidated	$880		$622		$1,475		$1,255

Capital Expenditures
Casegoods	$401		$639		$1,765		$1,379
Upholstery	323		263		1,170		492
Consolidated	$724		$902		$2,935		$1,871

	As of July 29, 2012	As of January 29, 2012
Total Assets
Casegoods	$121,268	$119,645
Upholstery	31,437	29,526
Consolidated	$152,705	$149,171

11.         Subsequent Events

Dividends

At its September 5, 2012 meeting, our board of directors declared a quarterly cash dividend of $0.10 per share, payable on November 30, 2012 to shareholders of record at November 16, 2012.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This quarterly report on Form 10-Q includes our unaudited condensed consolidated financial statements for the thirteen-week period (also referred to as “three months,” “three-month period,” “quarter,” “second quarter” or “quarterly period”) that began April 30, 2012 and the twenty-six week period (also referred to as “six months,” “six-month period” or “first half”) that began January 30, 2012, and which both ended July 29, 2012.  This report discusses our results of operations for these periods compared to the fiscal year 2012 thirteen-week period that began May 2, 2011 and the twenty-six week period that began January 31, 2011, which both ended July 31, 2011, and our financial condition as of July 29, 2012 compared to January 29, 2012.

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

Nature of Operations

Incorporated in Virginia in 1924, Hooker Furniture Corporation (the “Company,” “we,” “us,” and “our”) is a home furnishings marketing and logistics company offering imported residential casegoods and upholstery, as well as domestically produced custom leather and fabric upholstery. We are ranked among the nation’s top 10 largest publicly traded furniture sources, based on 2011 shipments to U.S. retailers, according to a survey released in May 2012 by Furniture/Today, a leading trade publication.  We are a key resource for residential wood and metal furniture, commonly referred to as casegoods, and upholstered furniture.  Our major casegoods product categories include home entertainment, home office, accent, dining and bedroom furniture under the Hooker Furniture brand, and youth furniture sold under the Opus Designs by Hooker brand.  Our residential upholstered seating companies include Bradington-Young, a specialist in upscale motion and stationary leather furniture, and Sam Moore Furniture, a specialist in upscale occasional chairs, settees and sectional seating with an emphasis on cover-to-frame customization.  An extensive selection of designs and formats along with finish and cover options in each of these product categories makes us a comprehensive residential furniture resource for retailers, primarily targeting the upper-medium price range.  Our principal customers are retailers of residential home furnishings who are broadly dispersed throughout the United States and Canada, as well as an important, growing international customer base.  Customers include independent furniture stores, specialty retailers, department stores, catalog and internet merchants, interior designers and national and regional chains.

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

Our domestic upholstery operations, which have significantly higher overhead and fixed costs than our import operations, have been particularly affected by the decline in demand for home furnishings and, except for the first quarter of the current fiscal year, have experienced operating losses since our fiscal 2009 second quarter.  Extensive cost reduction efforts over that time have mitigated the losses and have resulted in our upholstery segment returning to operating profitability for the first half of fiscal 2013. Our lower overhead, variable-cost import operations have driven our profitability over the last few years and provide us with the flexibility to respond to changing demand by adjusting inventory purchases from suppliers. Our import model also requires that we transition sourcing among suppliers, often located in different countries or regions, when quality concerns or inflationary pressures diminish the value proposition offered by our current suppliers.

The following are the primary factors that affected our consolidated results of operations for the three and six-month periods ended July 29, 2012 compared to prior-year periods:

▪	Out-of-stock positions on several key imported items, groups and collections negatively impacted sales and profitability;

▪	The sourcing transition from some of our vendors in China to vendors in other Asian countries resulted in longer lead times and shipping delays which negatively impacted sales and profitability;

▪
Decreased product discounting negatively impacted sales and volume in both the casegoods and upholstery segments, but drove gross margin improvement. Product discounting was higher in the comparable prior-year periods in order to reduce excess and slow-moving inventory.

▪
Selling and administrative expenses increased as a percentage of net sales, primarily as a result of lower sales, but decreased in absolute terms due to the lower sales volumes and a variety of other  factors.

▪
Our upholstery segment, which returned to operating profitability in the fiscal 2013 first quarter after reporting operating losses since the fiscal 2009 second quarter, reported a small operating loss in the fiscal 2013 second quarter, but remained profitable on an operating profit basis for the fiscal 2013 first half, with a $1.4 million improvement over the fiscal 2012 first half.

Results of Operations

The following table sets forth the percentage relationship to net sales of certain items included in the condensed consolidated statements of operations included in this report.

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 29,	July 31,	July 29,	July 31,
	2012	2011	2012	2011
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	77.6	78.1	78.2	79.6
Gross profit	22.5	21.9	21.8	20.4
Selling and administrative expenses	17.8	17.4	18.0	17.5
Operating income	4.6	4.5	3.8	2.8
Other income, net	0.1	-	0.1	0.1
Income before income taxes	4.7	4.5	3.8	2.9
Income tax expense	1.7	1.6	1.4	1.0
Net income	2.9	3.0	2.5	1.9

Fiscal 2013 Second Quarter Compared to Fiscal 2012 Second Quarter

Net Sales

	Thirteen Weeks Ended
	July 29, 2012		July 31, 2011		$ Change	% Change
		% Net Sales		% Net Sales
Casegoods	$32,195	64.2%	$36,489	65.7%	$(4,294)	-11.8%
Upholstery	17,990	35.8%	19,085	34.3%	$(1,095)	-5.7%
Consolidated	$50,185	100.0%	$55,574	100.0%	$(5,389)	-9.7%

Unit Volume	FY13 Q2 % Increase vs. FY12 Q2	Average Selling Price	FY13 Q2 % Increase vs. FY12 Q2

Casegoods	-26.1%	Casegoods	18.0%
Upholstery	-13.5%	Upholstery	8.8%
Consolidated	-22.8%	Consolidated	16.1%

The decrease in consolidated net sales for the fiscal 2013 second quarter, as compared to the fiscal 2012 second quarter, was principally due to lower unit volume, particularly in our casegoods segment, partially offset by higher average selling prices in both segments. The casegoods sales decrease was driven by out-of-stock positions on several key items, groups and collections and decreased discounting. The out-of-stock positions were primarily due to overly-aggressive inventory reductions that began in fiscal 2012, the effects of which were felt into the fiscal 2013 second quarter. To a lesser extent and consistent with our fiscal 2012 fourth quarter, vendor shifts from China to other Asian countries resulted in the delay of several well-placed new casegoods collections and negatively impacted fiscal 2013 second quarter sales. These vendor shifts contributed to the out-of-stock positions and increased the demand for our best-selling, in-stock products. This accelerated demand cycle hastened the out-of-stock position on best sellers.  Upholstery net sales decreased as compared to the same prior-year period. Lower sales volume was partially offset by increased average selling prices for both segments, due primarily to lower discounting in our casegoods segment.

Gross Profit

	Thirteen Weeks Ended
	July 29, 2012		July 31, 2011		$ Change	% Change
		% Net Sales		% Net Sales
Casegoods	$8,126	25.2%	$9,006	24.7%	$(880)	-9.8%
Upholstery	3,139	17.4%	3,157	16.5%	(18)	-0.6%
Consolidated	$11,265	22.5%	$12,163	21.9%	$(898)	-7.4%

Consolidated gross profit as a percentage of net sales increased for the fiscal 2013 second quarter, as compared to the fiscal 2012 second quarter, primarily due to decreased discounting in the casegoods segment and reduced manufacturing costs in our upholstery segment. Fiscal 2013 second quarter casegoods segment discounting decreased 545 basis points as compared to the same prior-year period. The higher levels of casegoods segment discounting in the fiscal 2012 second quarter were primarily due to efforts to reduce slow-moving inventory levels.

Selling and Administrative Expenses

	Thirteen Weeks Ended
	July 29, 2012		July 31, 2011		$ Change	% Change
		% Net Sales		% Net Sales
Casegoods	$5,754	17.9%	$6,264	17.2%	$(510)	-8.1%
Upholstery	3,189	17.7%	3,405	17.8%	(216)	-6.3%
Consolidated	$8,943	17.8%	$9,669	17.4%	$(726)	-7.5%

Consolidated selling and administrative expenses decreased in absolute terms but increased as a percentage of net sales in the fiscal 2013 second quarter compared to the same prior-year period.

Casegoods selling and administrative expenses increased as a percentage of net sales in the fiscal 2013 second quarter compared to the same prior-year period, primarily due to the casegoods net sales decrease discussed above. In absolute terms, casegoods selling and administrative expenses decreased due to decreases in:

▪	sales and design commissions due to lower net sales;
▪	amounts billed to our imported upholstery division for its share of operating costs;
▪	advertising expense due to cost cutting measures;
▪	accrued bonus expense; and
▪	contribution expense due to lower levels of distressed inventory.

These decreases in expenses were partially offset by increases in:

▪	bad debt expense, net of recoveries;
▪	professional services due to additional consulting fees for several corporate initiatives; and
▪	salary expense primarily due to the promotion of an upholstery executive to a casegoods position during the fiscal 2012 third quarter and also due to other salary increases.

Upholstery selling and administrative expenses decreased both as a percentage of net sales and in absolute terms in the fiscal 2013 second quarter compared to the same prior-year period, primarily due to decreases in:

▪
salary expense due to the previously mentioned executive promotion of an officer from our upholstery segment to a casegoods management position and due to cost reduction efforts undertaken in fiscal 2012;

▪	benefits expense due to decreased headcount and lower health claims;
▪	sales commissions due to lower sales; and
▪	advertising expense as a result of cost cutting measures.

These decreases were partially offset by an increase in the upholstery segment’s share of company-wide administrative costs.

Operating Income

	Thirteen Weeks Ended
	July 29, 2012		July 31, 2011		$ Change	% Change
		% Net Sales		% Net Sales
Casegoods	$2,372	7.4%	$2,742	7.5%	$(370)	-13.5%
Upholstery	(50)	-0.3%	(248)	-1.3%	198	79.8%
Consolidated	$2,322	4.6%	$2,494	4.5%	$(172)	-6.9%

As a percentage of net sales, operating profitability increased for the fiscal 2013 second quarter as compared to the same prior-year period, but decreased in absolute terms, due to the factors discussed above.

Income Taxes

	Thirteen Weeks Ended
	July 29, 2012		July 31, 2011		$ Change	% Change
		% Net Sales		% Net Sales
Consolidated income tax expense	$868	1.7%	$875	1.6%	$(7)	-0.8%

Effective Tax Rate		37.1%		34.7%

We recorded income tax expense of $868,000 for the fiscal 2013 second quarter compared to $875,000 for the prior year second quarter.  The effective tax rates for the fiscal 2013 and 2012 second quarters were 37.1% and 34.7%, respectively.  The fiscal 2013 second quarter utilizes a current federal tax rate of 34% compared to 35% in the prior year second quarter.  In addition to this decrease in our effective tax rate, we also had a greater anticipated permanent benefit from officers’ life insurance policies, a change in our federal deferred tax rate from 35% to 34% and a lower anticipated distribution from our captive insurance company.

Net Income and Earnings Per Share

	Thirteen weeks ended
	July 29, 2012		July 31, 2011		$ Change	% Change
Net Income		% Net Sales		% Net Sales
Consolidated	$1,474	2.9%	$1,646	3.0%	$(172)	-10.4%

Earnings per share		$0.14		$0.15

Fiscal 2013 First Half Compared to Fiscal 2012 First Half

Net Sales

	Twenty-Six Weeks Ended
	July 29, 2012		July 31, 2011		$ Change	% Change
		% Net Sales		% Net Sales
Casegoods	$64,940	63.7%	$76,228	66.9%	$(11,288)	-14.8%
Upholstery	36,975	36.3%	37,739	33.1%	$(764)	-2.0%
Consolidated	$101,915	100.0%	$113,967	100.0%	$(12,052)	-10.6%

Unit Volume	FY13 YTD % Increase vs. FY12 YTD	Average Selling Price	FY13 YTD % Increase vs. FY12 YTD

Casegoods	-27.5%	Casegoods	16.7%
Upholstery	-10.3%	Upholstery	8.9%
Consolidated	-23.2%	Consolidated	15.6%

The decrease in consolidated net sales for the fiscal 2013 first half, as compared to the fiscal 2012 first half, was principally due to lower unit volume, particularly in our casegoods segment, partially offset by higher average selling prices in both segments. The casegoods sales decrease was driven by out-of-stock positions on several key items, groups and collections and decreased discounting. The out-of-stock positions were primarily due to overly-aggressive inventory reductions that began in fiscal 2012 and continued into the fiscal 2013 first half. To a lesser extent and consistent with our fiscal 2012 fourth quarter, vendor shifts from China to other Asian countries resulted in the delay of several well-placed new casegoods collections and negatively impacted fiscal 2013 first half sales. These vendor shifts contributed to the out-of-stock positions and increased the demand for our best-selling, in-stock products. This accelerated demand cycle hastened the out-of-stock position on best sellers.  Upholstery net sales decreased compared to the same prior-year period. Lower sales volume was partially offset by increased average selling prices for both segments, due primarily to lower discounting.

Gross Profit

	Twenty-Six Weeks Ended
	July 29, 2012		July 31, 2011		$ Change	% Change
		% Net Sales		% Net Sales
Casegoods	$15,574	24.0%	$17,632	17.2%	$(2,058)	-11.7%
Upholstery	6,613	17.9%	5,564	14.7%	1,049	18.9%
Consolidated	$22,187	21.8%	$23,196	20.4%	$(1,009)	-4.3%

Consolidated gross profit as a percentage of net sales increased for the fiscal 2013 first half, as compared to the fiscal 2012 first half, primarily due to decreased discounting in both segments and lower domestic upholstery manufacturing costs as a percentage of net sales. Fiscal 2013 first half discounting in the casegoods and upholstery segments decreased 455 and 135 basis points, respectively, as compared to the same prior-year period. The higher levels of product discounting in the fiscal 2012 first half were primarily due to efforts to reduce slow-moving inventory levels. Consolidated fiscal 2013 first half gross profit decreased compared to the fiscal 2012 first half, primarily due to the decline in net sales discussed above, which offset margin improvements.

Selling and Administrative Expenses

	Twenty-Six Weeks Ended
	July 29, 2012		July 31, 2011		$ Change	% Change
		% Net Sales		% Net Sales
Casegoods	$11,826	18.2%	$13,076	17.2%	$(1,250)	-9.6%
Upholstery	6,511	17.6%	6,879	18.2%	(368)	-5.3%
Consolidated	$18,337	18.0%	$19,955	17.5%	$(1,618)	-8.1%

Consolidated selling and administrative expenses decreased in absolute terms but increased as a percentage of net sales in the fiscal 2013 first half compared to the same prior-year period.

Casegoods selling and administrative expenses increased as a percentage of net sales, primarily due to the net sales decrease discussed above, but decreased in absolute terms in the fiscal 2013 first half compared to the same prior-year period, primarily due to decreases in:

▪	sales and design commissions due to lower net sales;
▪	amounts billed to our imported upholstery division for its share of operating costs;
▪	advertising and sample expenses due to cost cutting measures; and
▪	contribution expense due to lower levels of distressed inventory.

These decreases in expenses were partially offset by increases in:

▪	salary expense primarily due to the executive promotion mentioned above and other salary increases;
▪	benefits expense, due primarily to an insurance gain on Company-owned life insurance in the prior-year period, due to the death of a former executive, which reduced benefits expense for that period;
▪	bonus expense, due to the reversal of an accrual for officers’ long-term performance grant awards in the comparable prior-year period; and
▪	professional services, due to additional fees for several corporate initiatives.

Upholstery selling and administrative expenses decreased both as a percentage of net sales and in absolute terms in the fiscal 2013 first half compared to the same prior-year period, primarily due to decreases in:

▪	salary expense, due to the executive promotion mentioned above and cost reduction efforts undertaken in fiscal 2012;
▪	benefits expense due to decreased headcount and lower health claims;
▪	sample and advertising expenses, due to cost-cutting measures; and
▪	sales commissions, due to lower net sales.

These decreases were partially offset by an increase in the upholstery segment’s share of company-wide administrative costs.

Operating Profit

	Twenty-Six Weeks Ended
	July 29, 2012		July 31, 2011		$ Change	% Change
		% Net Sales		% Net Sales
Casegoods	$3,749	5.8%	$4,556	6.0%	$(807)	-17.7%
Upholstery	101	0.3%	(1,315)	-3.5%	1,416	107.7%
Consolidated	$3,850	3.8%	$3,241	2.8%	$609	18.8%

Operating profitability increased for the fiscal 2013 first half as compared to the same prior-year period, both as a percentage of net sales and in absolute terms, due to the factors discussed above.  Our upholstery segment returned to operating profitability during the 2013 fiscal first quarter and, despite a modest operating loss in the fiscal 2013 second quarter, remained profitable for the first half of fiscal 2013. The upholstery segment has returned to operating profitability due to operational improvements.

Income Taxes

	Twenty-Six weeks ended
	July 29, 2012		July 31, 2011		$ Change	% Change
		% Net Sales		% Net Sales
Consolidated income tax expense	$1,420	1.4%	$1,153	1.0%	$267	23.2%

Effective Tax Rate	36.3%		34.7%

We recorded income tax expense of $1.4 million in the first half of fiscal 2013 compared to $1.2 million in the prior year period. The effective income tax rates for the first half of fiscal years 2013 and 2012 were 36.3% and 34.7%, respectively. As of the fiscal 2013 second quarter, we began using a current federal tax rate of 34% compared to 35% in the prior year second quarter.  In addition to this decrease in our effective tax rate we also had a greater anticipated permanent benefit from officers’ life insurance policies, a change in our federal deferred tax rate from 35% to 34% and a lower anticipated distribution from our captive insurance company.

Net Income and Earnings Per Share

The improvement in net income and earnings per share in the fiscal year 2013 first half, reflects the upholstery segment returning to operating profitability, which was primarily due to operational improvements partially offset by lower casegoods profitability due to lower sales volume.

	Twenty-Six weeks ended
	July 29, 2012		July 31, 2011		$ Change	% Change
Net Income		% Net Sales		% Net Sales
Consolidated	$2,494	2.5%	$2,169	1.9%	$325	15.0%

Earnings per share	$0.23		$0.20

Outlook

As discussed above, the sourcing transition from some of our vendors in China to other Asian vendors that began late in fiscal 2012 has resulted in longer lead times and shipping delays, which negatively impacted fiscal 2013 first half sales. We expect these longer lead times and shipping delays to diminish and improve during the second half of fiscal 2013. We believe that our new Vice President of Asian Operations, an industry veteran with over 20 years of experience in Asia, will help us to improve vendor performance and vendor alignment, matching our product line with those sources that best fit our customers' expectations for quality, on-time delivery and value.

We were pleased with our upholstery segment’s return to operating profitability in the fiscal 2013 first quarter. We intend to build on this success by continuing to focus on cost reduction projects and volume increases driven by:

▪	introducing new product lines and categories, such as the fully upholstered sofa line introduced by Sam Moore at the Spring 2012 High Point Furniture Market; and
▪	building on the success of Bradington-Young “comfort@home” in-store gallery program and whole-home collections like Harbor Pointe and Primrose Hill, which include both casegoods and upholstery.

However, we note that our upholstery segment continues to have higher fixed costs than our casegoods segment, which is due to the upholstery segment’s domestic manufacturing operations. To mitigate the impact of sales declines in recent years, we have continued to streamline our upholstery operations by improving efficiency, reducing overhead and evaluating our operating costs and capacity to better match costs to current sales volume levels. Further significant cost reductions in our upholstery segment will be a challenge. If we are unable to increase and maintain sales in our upholstery segment, particularly sales of domestically produced upholstery, additional capacity reductions will be necessary. If undertaken, these capacity reductions which would likely result in restructuring charges, would lower our consolidated net earnings in the short-term (for the quarterly and annual periods in which we recognize the charges) and adversely affect our consolidated balance sheets at those same dates. Further capacity reductions also would increase the ratio of fixed to variable costs in these operations which would create pricing and cost absorption challenges.

While many economic indicators suggest that the long thaw that began several years ago continues, certain concerns still exist, including the slow rebound of the housing market, continuing global economic instability and, while improving, continuing low consumer confidence. We expect retail furniture demand to improve modestly as we progress through the fall of this year.

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

Our new Enterprise Resource Planning (ERP) system became operational for our casegoods and imported upholstery units in early third quarter of fiscal 2013, after nearly two years of design, planning, conversion and training efforts by our associates and consultants. While we do not anticipate this will negatively affect our fiscal 2013 third quarter results of operations, we refer you to Item “1A. Risk Factors” in our annual report on Form 10-K for the year ended January 29, 2012 for a more complete discussion of the risks involved in this system conversion. We expect conversion efforts will begin for our domestic upholstery units late in the fiscal 2013 fourth quarter with an implementation scheduled for late in the fiscal 2014 fourth quarter. Once all business units are operational on the ERP platform, we expect to realize operational efficiencies and cost savings as we present a single face to our customers and leverage best practices across the organization.

Sales of imported finished goods comprised approximately 73% of our sales through the first half of fiscal 2013. We receive most of our imported finished goods through the East Coast port of Norfolk, VA. On August 22, 2012, contract negotiations between the United States Maritime Alliance, which represents the shipping industry, and the International Longshoremen’s Association (ILA), whose members work in deep sea ports around the East and Gulf coasts of the United States, were suspended.   The current collective bargaining agreement expires on September 30, 2012. If an agreement is not reached before then, a strike by the ILA on October 1st could disrupt the flow of inventory to us and our customers. We increased ordering five months ago in order to mitigate the potential impact of a strike and expect to receive about twice the normal amount of inventory for the six weeks ahead of October 1st. However, a prolonged strike would likely have an adverse effect on our results of operations and financial position.

Financial Condition, Liquidity and Capital Resources

Balance Sheet and Working Capital

The following chart shows changes in our total assets, current assets, current liabilities, net working capital and working capital ratio during the first half of fiscal 2013:

	Balance Sheet and Working Capital
	July 29, 2012	January 29, 2012	$ Change

Total Assets	$152,705	$149,171	$3,534

Cash	$43,325	$40,355	$2,970
Trade Receivables	23,711	25,807	(2,096)
Inventories	35,820	34,136	1,684
Prepaid Expenses & Other	3,749	4,194	(445)

Total Current Assets	$106,605	$104,492	$2,113

Trade accounts payable	$12,660	$9,233	$3,427
Accrued salaries, wages and benefits	2,321	3,855	(1,534)
Other accrued expenses	3,168	1,870	1,298

Total current liabilities	$18,149	$14,958	$3,191

Net working capital	$88,456	$89,534	$(1,078)

Working capital ratio	5.9 to 1	7.0 to 1

Fiscal 2013 first half total assets increased as compared to January 29, 2012, primarily due to increases in:

▪	cash and cash equivalents, due primarily to the reduction of accounts receivable and increased accounts payable
▪	inventory, due to re-stocking efforts, and
▪	property, plant and equipment, due to the remodeling of our showroom which debuted at the spring 2012 International Home Furnishings Market and continued investment in our ERP system.

These increases were partially offset by decreased accounts receivable due to lower net sales.

Factors that contributed to the decline in our net working capital (current assets less current liabilities) include increases in:

▪	trade accounts payable, due to higher accrued import purchases at the fiscal 2013 period-end; and
▪	other accrued expenses, due to income tax accruals during the fiscal 2013 first half.

These increases were partially offset by a decrease in accrued salaries, wages and benefits, due to the timing of payrolls at the respective quarter ends and the payment in the fiscal 2013 first quarter of bonuses accrued during fiscal 2012.

Cash Flows – Operating, Investing and Financing Activities

	Twenty-Six Weeks Ended
	July 29,	July 31,
	2012	2011
Net cash provided by operating activities	$8,373	$18,271
Net cash used in investing activities	(3,102)	(2,311)
Net cash used in financing activities	(2,301)	(2,156)
Net increase in cash and cash equivalents	$2,970	$13,804

During the six months ended July 29, 2012, cash generated from operations of $8.4 million helped to fund an increase in cash and cash equivalents of $3.0 million, capital expenditures of $2.9 million related to our business operating systems and facilities, cash dividends of $2.2 million, premiums on officers’ life insurance of $783,000 and repurchases of our common stock of $142,000. Company-owned life insurance policies are in place to offset costs associated with the loss of key employees and facilitate business continuity, as well as provide funding for benefits.

In comparison, during the six months ended July 31, 2011, cash generated from operations of $18.3 million helped to fund an increase in cash and cash equivalents of $13.8 million, cash dividends of $2.2 million, capital expenditures of $1.9 million related to our business operating systems and facilities and premiums paid on Company-owned life insurance policies of $1.0 million.

Loan Agreement

The loan agreement for our revolving credit facility requires us to comply with customary covenants, which as of July 29, 2012 included, among other things, the following financial covenants:

▪	maintain a tangible net worth of at least $95.0 million;

▪	limit capital expenditures to no more than $15.0 million during any fiscal year; and

▪	maintain a ratio of funded debt to EBITDA not exceeding 2.0:1.0.

The loan agreement does not restrict our ability to pay cash dividends on or repurchase shares of our common stock, subject to complying with the financial covenants under the loan agreement.

During the fiscal 2013 second quarter we amended our loan agreement to reduce the minimum required tangible net worth from $108 million to $95 million, primarily to provide additional flexibility to purchase our common shares under the share repurchase authorization approved by our board in April 2012.

We were in compliance with our loan agreement covenants as of July 29, 2012.

Share Repurchase Authorization

During the fiscal 2013 first quarter, our board of directors authorized the repurchase of up to $12.5 million of the Company’s common shares. The authorization does not obligate us to acquire a specific number of shares during any period and does not have an expiration date, but it may be modified, suspended or discontinued at any time at the discretion of our board of directors. Repurchases may be made from time to time in the open market, or through privately negotiated transactions or otherwise, in compliance with applicable laws, rules and regulations, and subject to our cash requirements for other purposes, compliance with the covenants under the loan agreement for our revolving credit facility and other factors we deem relevant. We have entered into a trading plan under Rule 10b-18 and Rule 10b5-1 of the Securities Exchange Act of 1934 for affecting some or all of the purchases under this repurchase authorization. The trading plan contains provisions that could restrict the amount and timing of purchases. We can terminate this plan at any time. Through the first six months of fiscal 2013, we had used approximately $260,500 of the authorization to purchase 22,400 of our common shares (at an average price of $11.63 per share), with approximately $12.2 million remaining available for future purchases under the authorization as of the end of the fiscal 2013 first half.

Liquidity, Financial Resources and Capital Expenditures

As of July 29, 2012, we had an aggregate $13.2 million available under our $15.0 million revolving credit facility to fund working capital needs.  Standby letters of credit in the aggregate amount of $1.8 million, used to collateralize certain insurance arrangements and for imported product purchases, were outstanding under our revolving credit facility as of July 29, 2012.  There were no additional borrowings outstanding under the revolving credit facility on July 29, 2012.  Any principal outstanding under the credit facility is due July 31, 2013.

We believe that we have the financial resources needed to meet our business requirements for the foreseeable future, including capital expenditures and working capital, as well as for share repurchases and regular quarterly dividends. Our primary sources of liquidity include cash flow from operations, our $15.0 million revolving credit facility, the accounts receivable factoring arrangement for our upholstery operation and the ability to borrow against the cash surrender value of Company-owned life insurance policies. Cash flow from operations is highly dependent on incoming order rates and our operating performance.  We expect to spend between $1.5 million to $2.5 million in capital expenditures during the remainder of fiscal year 2013 to maintain and enhance our operating systems and facilities. Of this estimated amount, we expect to spend between $750,000 to $1.0 million on the implementation of our ERP system.

In addition to capital spending, we expect to invest approximately $2.0 million - $4.0 million during the remainder of fiscal 2013 to build inventory in order to maintain customer service levels and grow sales and we also have $12.2 million remaining on our share repurchase authorization. Additional share repurchases will depend on the factors and limitations discussed under “Share Repurchase Authorization” above.

Critical Accounting Policies

There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our annual report on Form 10-K for the fiscal year ended January 29, 2012.

Forward-Looking Statements

Certain statements made in this report, including under Part 1, Item 2 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in the notes to the condensed consolidated financial statements included in this report, are not based on historical facts, but are forward-looking statements.  These statements reflect our reasonable judgment with respect to future events and typically can be identified by the use of forward-looking terminology such as “believes,” “expects,” “projects,” “intends,” “plans,” “may,” “will,” “should,” “would,” “could”  or “anticipates,” or the negative thereof, or other variations thereon, or comparable terminology, or by discussions of strategy.  Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements.  Those risks and uncertainties include but are not limited to:

▪
general economic or business conditions, both domestically and internationally, and instability in the financial and credit markets, including their potential impact on our (i) sales and operating costs and access to financing or (ii) customers and suppliers and their ability to obtain financing or generate the cash necessary to conduct their respective businesses;

▪	supply, transportation and distribution disruptions, particularly those affecting imported products, including the availability of shipping containers and cargo ships;

▪
disruptions involving our vendors or the transportation and handling industries, particularly those affecting imported products, including customs issues, labor stoppages, strikes or slowdowns and the availability of shipping containers and cargo ships;

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

Amounts outstanding under our revolving credit facility would bear interest at variable rates. In the past, we have entered into swap agreements to hedge against the potential impact of increases in interest rates on our floating-rate debt instruments. There was no outstanding balance under our revolving credit facility as of July 29, 2012, other than standby letters of credit in the amount of $1.8 million.  Therefore, a fluctuation in market interest rates of one percentage point (or 100 basis points) would not have a material impact on our results of operations or financial condition.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended July 29, 2012.  Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to the Company’s management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure and are effective to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the fiscal quarter ended July 29, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Program	Maximum Dollar Value of Shares That May Yet Be Purchased Under The Program
April 30, 2012 - June 3, 2012	-	$-	-	$-
June 4, 2012 - July 1, 2012	-	-	-	-
July 2, 2012 - July 29, 2012	22,400	11.63	22,400	12,239,583

Total	22,400	$11.63	22,400

During the fiscal 2013 first quarter, our Board of Directors authorized the repurchase of up to $12.5 million of the Company’s common shares. For additional information regarding this repurchase authorization, see “Share Repurchase Authorization” in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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
The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended July 29, 2012, formatted in Extensible Business Reporting Language (“XBRL”): (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of operations, (iii) condensed consolidated statements of comprehensive income (iv) condensed consolidated statements of cash flows, and (v) the notes to the condensed consolidated financial statements, tagged as blocks of text.

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

 HOOKER FURNITURE CORPORATION

Date: September 6, 2012                                                                           By: /s/Paul A. Huckfeldt
Paul A. Huckfeldt
Vice President – Finance and
Accounting and Chief Financial Officer