Form 10-Q
period 2012-10-28
HOOKER FURNITURE CORP
filed 2012-12-05
CIK 1077688

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 28, 2012

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of December 3, 2012:

Common stock, no par value	10,746,106
(Class of common stock)	(Number of shares)

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

HOOKER FURNITURE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, including share data)
(Unaudited)

	October 28,	January 29,
	2012	2012

Assets
Current Assets
Cash and cash equivalents	$33,052	$40,355
Accounts receivable, less allowance for doubtful accounts of $1,482 and $1,632, respectively	29,456	25,807
Inventories	38,854	34,136
Prepaid expenses and other current assets	4,593	4,194
Total current assets	105,955	104,492
Property, plant and equipment, net	22,913	21,669
Intangible assets	1,257	1,257
Cash surrender value of life insurance policies	17,495	16,217
Other assets	4,844	5,536
Total assets	$152,464	$149,171

Liabilities and Shareholders' Equity
Current Liabilities
Trade accounts payable	$9,404	$9,233
Accrued salaries, wages and benefits	3,585	3,855
Other accrued expenses	2,728	792
Accrued dividends	1,075	1,078
Total current liabilities	16,792	14,958
Deferred compensation	7,425	7,100
Total liabilities	24,217	22,058

Shareholders' equity
Common stock, no par value, 20,000 shares authorized, 10,746 and 10,793 shares issued and oustanding on each date, respectively	17,305	17,262
Retained earnings	110,860	109,742
Accumulated other comprehensive income	82	109
Total shareholders' equity	128,247	127,113
Total liabilities and shareholders' equity	$152,464	$149,171

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

HOOKER FURNITURE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 28,	October 30,	October 28,	October 30,
	2012	2011	2012	2011

Net sales	$56,803	$54,180	$158,718	$168,147

Cost of sales	43,243	41,443	122,971	132,214

Gross profit	13,560	12,737	35,747	35,933

Selling and administrative expenses	9,781	10,031	28,118	29,986

Operating income	3,779	2,706	7,629	5,947

Other income, net	34	117	98	198

Income before income taxes	3,813	2,823	7,727	6,145

Income tax expense	1,379	563	2,799	1,716

Net income	$2,434	$2,260	$4,928	$4,429

Earnings per share
Basic	$0.23	$0.21	$0.46	$0.41
Diluted	$0.23	$0.21	$0.46	$0.41

Weighted average shares outstanding:
Basic	10,723	10,762	10,755	10,762
Diluted	10,742	10,783	10,787	10,788

Cash dividends declared per share	$0.10	$0.10	$0.30	$0.30

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

HOOKER FURNITURE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 28,	October 30,	October 28,	October 30,
	2012	2011	2012	2011

Net Income	$2,434	$2,260	$4,928	$4,429
Other comprehensive income:
Amortization of actuarial gains	(14)	(82)	(43)	(244)
Income tax effect on amortization of actuarial gains	5	31	16	92
Adjustments to net periodic benefit cost	(9)	(51)	(27)	(152)

Comprehensive Income	$2,425	$2,209	$4,901	$4,277

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

HOOKER FURNITURE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Thirty-Nine Weeks Ended
	October 28,	October 30,
	2012	2011
Cash flows from operating activities
Cash received from customers	$155,192	$169,581
Cash paid to suppliers and employees	(153,368)	(146,365)
Income taxes (paid), net	(900)	(1,079)
Interest (paid)/received, net	(28)	17
Net cash provided by operating activities	896	22,154

Cash flows from investing activities
Purchase of property, plant and equipment	(3,850)	(2,443)
Proceeds received on notes issued for the sale of property, plant and equipment	24	26
Proceeds from the sale of property and equipment	403	125
Premiums paid on company-owned life insurance	(870)	(1,112)
Proceeds received on officers' life insurance	-	560
Net cash used in investing activities	(4,293)	(2,844)

Cash flows from financing activities
Cash dividends paid	(3,235)	(3,235)
Purchase and retirement of common stock	(671)	-
Net cash used in financing activities	(3,906)	(3,235)

Net (decrease) / increase in cash and cash equivalents	$(7,303)	$16,075
Cash and cash equivalents at the beginning of the period	40,355	16,623
Cash and cash equivalents at the end of the period	$33,052	$32,698

Reconciliation of net income to net cash provided by operating activities:
Net income	$4,928	$4,429
Depreciation and amortization	2,248	1,926
Non-cash restricted stock awards and performance grants	300	(70)
Provision for doubtful accounts	(87)	170
Deferred income taxes	260	16
(Gain) / loss on disposal of property	(45)	108
(Gain) on insurance policies	(545)	(461)
Changes in assets and liabilities:
Trade accounts receivable	(3,562)	1,096
Inventories	(4,718)	14,501
Prepaid expenses and other current assets	160	264
Trade accounts payable	171	(632)
Accrued salaries, wages, and benefits	(270)	(41)
Accrued income taxes	1,636	621
Other accrued expenses	303	(164)
Deferred compensation	117	391
Net cash provided by operating activties	$896	$22,154

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

HOOKER FURNITURE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar and share amounts in tables, except per share amounts, in thousands unless otherwise indicated)
(Unaudited)
For the Thirty-Nine Weeks Ended October 28, 2012

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

The financial statements contained herein are being filed as part of a quarterly report on Form 10-Q covering the thirteen-week period (also referred to as “three months,” “three-month period,” “quarter,” “third quarter” or “quarterly period”) that began July 30, 2012 and the thirty-nine week period (also referred to as “nine months,” or “nine-month period”) that began January 30, 2012, and which both ended October 28, 2012.  These financial statements also include the thirteen-week period that began August 1, 2011 and the thirty-nine week period that began January 31, 2011, which both ended October 30, 2011 and our financial condition as of October 28, 2012 compared to January 29, 2012.

References in these notes to the condensed consolidated financial statements of the Company to:

▪	the 2013 fiscal year and comparable terminology mean the fiscal year that began January 30, 2012 and will end February 3, 2013; and
▪	the 2012 fiscal year and comparable terminology mean the fiscal year that began January 31, 2011 and ended January 29, 2012.

Certain amounts have been reclassified in the prior period financial statements to reflect the current period classification.

2.           Inventories

	October 28,	January 29,
	2012	2012
Finished furniture	$49,106	$42,656
Furniture in process	688	580
Materials and supplies	8,584	7,942
Inventories at FIFO	58,378	51,178
Reduction to LIFO basis	(19,524)	(17,042)
Inventories	$38,854	$34,136

3.           Property, Plant and Equipment

	October 28,	January 29,
	2012	2012
Computer software and hardware	$27,892	$26,347
Buildings and land improvements	23,680	24,501
Machinery and equipment	3,650	3,708
Leasehold improvements	2,675	777
Furniture and fixtures	1,974	1,653
Other	702	763
Total depreciable property at cost	60,573	57,749
Less accumulated depreciation	40,091	41,117
Total depreciable property, net	20,482	16,632
Land	1,152	1,357
Construction in progress	1,279	3,680
Property, plant and equipment, net	$22,913	$21,669

Leasehold improvements increased $1.9 million to $2.7 million at October 28, 2012, primarily due to the capitalization of improvements to our new High Point, NC showroom during the fiscal 2013 first quarter.

The buildings and land improvements, machinery and equipment and land fixed asset categories decreased at October 28, 2012, primarily due to the sale of our former Cherryville, NC upholstery manufacturing facility during the fiscal 2013 second quarter.

The $1.3 million in construction-in-process at October 28, 2012 is made up primarily of expenses to support our continued ERP conversion efforts and technological upgrades in our import and upholstery operations.

4.           Intangible Assets

	October 28,	January 29,
	2012	2012
Non-amortizable Intangible Assets
Trademarks and trade names - Bradington-Young	$861	$861
Trademarks and trade names - Sam Moore	396	396
Total trademarks and tradenames	$1,257	$1,257

5.           Accounts Receivable

	October 28,	January 29,
	2012	2012
Trade accounts receivable	$23,748	$21,261
Receivable from factor	7,190	6,178
Allowance for doubtful accounts	(1,482)	(1,632)
Accounts receivable	$29,456	$25,807

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

A limited number of our accounts receivable for our domestically produced upholstery are factored with recourse to us. The amounts of these receivables at October 28, 2012 and January 29, 2012 were $118,000 and $135,000, respectively. If the factor is unable to collect the amounts due, invoices are returned to us for collection. We include an estimate of potentially uncollectible receivables in our calculation of our allowance for doubtful accounts.

6.          Earnings Per Share

Since 2006, we have issued restricted stock awards to non-employee members of the board of directors under our stock incentive plan and expect to continue to make these awards annually.  These awards vest if the director continuously serves on the board through a three-year service period and may vest earlier upon certain events specified in the plan. In both fiscal 2012 and the fiscal 2013 first quarter, we awarded time-based restricted stock units (RSUs) to certain executive employees.  Each RSU entitles the executive to receive one share of the Company’s common stock if he remains continuously employed with the Company through the end of a three-year service period. The RSUs may be paid in shares of the Company’s common stock, cash, or both, at the discretion of our compensation committee. Unlike the restricted stock awards made to our non-employee directors, the shares of our common stock that may be issued under these RSUs will not be issued until the vesting period has elapsed. The RSU grantee is not entitled to receive dividends on or vote these shares during the vesting period. Both our unvested restricted stock awards and shares issuable under unvested RSUs are considered when computing diluted earnings per share. As of October 28, 2012 and January 29, 2012 there were 31,894 and 32,005 dilutive shares, respectively, outstanding, or deemed outstanding, under restricted stock and RSU awards, net of forfeitures and vested shares on each date. During the fiscal 2013 third quarter and the fiscal 2013 first nine months, we purchased and retired 35,300 and 57,700 shares, respectively, of our common stock under a $12.5 million share repurchase authorization approved by our board of directors during the fiscal 2013 first quarter. These repurchases reduced our total outstanding shares for each respective period and, consequently,  reduced the weighted outstanding shares used in our calculation of earnings per share for the fiscal 2013 quarterly and year-to-date periods shown below.

The following table sets forth the computation of basic and diluted earnings per share:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 28,	October 30,	October 28,	October 30,
	2012	2011	2012	2011

Net income	$2,434	$2,260	$4,928	$4,429
Less: Unvested participating restricted stock dividends	3	3	3	3
Net earnings allocated to unvested participating restricted stock	-	-	-	-
Earnings available for common shareholders	2,431	2,257	4,925	4,426

Weighted average shares outstanding for basic earnings per share	10,723	10,762	10,755	10,762
Dilutive effect of unvested restricted stock and RSU awards	19	21	32	26
Weighted average shares outstanding for diluted earnings per share	10,742	10,783	10,787	10,788

Basic earnings per share	$0.23	$0.21	$0.46	$0.41

Diluted earnings per share	$0.23	$0.21	$0.46	$0.41

7.           Long Term Debt

As of October 28, 2012, we had an aggregate $13.2 million available under our $15.0 million revolving credit facility to fund working capital needs.  Standby letters of credit in the aggregate amount of $1.8 million, used to collateralize certain insurance arrangements and for imported product purchases, were outstanding under our revolving credit facility as of October 28, 2012.  There were no additional borrowings outstanding under the revolving credit facility on October 28, 2012.  Any principal outstanding under the revolving credit facility is due July 31, 2013.

8.           Employee Benefit Plans

We maintain a supplemental retirement income plan (“SRIP”) for certain former and current executives. The liability for the SRIP at October 28, 2012 was $7.7 million and was $7.6 million at January 29, 2012 and is shown in our condensed consolidated balance sheets as follows:

	October 28,	January 29,
	2012	2012
Accrued salaries, wages and benefits (current portion)	$469	$469
Deferred compensation (long-term portion)	7,261	7,100
Total liability	$7,730	$7,569

Components of net periodic benefit cost for the SRIP are included in our condensed consolidated statements of operations under selling and administrative expenses:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 28,	October 30,	October 28,	October 30,
	2012	2011	2012	2011
Net periodic benefit cost
Service cost	$64	$131	$191	$393
Interest cost	74	84	223	252
Actuarial gain	(15)	(81)	(44)	(243)
Net periodic benefit cost	$123	$134	$370	$402

9.           Income Taxes

We recorded income tax expense of $1.4 million for the fiscal 2013 third quarter compared to $563,000 for the prior year third quarter.  The effective tax rates for the fiscal 2013 and fiscal 2012 third quarters were 36.2% and 20.0%, respectively.  The fiscal 2013 effective tax rate is in the range of what we would expect from normal operations. The 20% effective tax rate from the fiscal 2012 third quarter was exceptionally low, primarily due to the tax benefits of the following items, which occurred in the fiscal 2012 third quarter:

▪	the receipt of the non-taxable proceeds from Company-owned life insurance;
▪	a higher level of donations of discontinued inventory items than in the fiscal 2013 third quarter;
▪	the receipt of a non-taxable distribution from our former captive insurance arrangement that did not recur in the fiscal 2013 third quarter; and
▪	a refund of a previously paid IRS penalty.

We recorded income tax expense of $2.8 million in the first nine months of fiscal 2013 compared to $1.7 million in the comparable prior-year period.  The effective income tax rates for the first nine months of fiscal 2013 and fiscal 2012 were 36.2% and 27.9%, respectively.  The higher effective income tax rate for the fiscal 2013 period was primarily due to:

▪	a lower permanent benefit from officers’ life insurance policies;
▪	a change in our federal deferred tax rate from 35.0% to 34.0%, based on forecasted net income for the periods in which the deferred taxes will be payable;
▪	lower deductions for contributions of discontinued inventory; and
▪	the receipt of a non-taxable distribution from our former captive insurance arrangement in the first nine months of fiscal 2012 that did not recur in the first nine months of fiscal 2013.

10.         Segment Information

The following table presents segment information for the following thirteen and thirty-nine week periods:

	Thirteen Weeks Ended				Thirty-Nine Weeks Ended
	October 28, 2012		October 30, 2011		October 28, 2012		October 30, 2011
		% Net Sales		% Net Sales		% Net Sales		% Net Sales
Net Sales
Casegoods	$36,508	64.3%	$35,476	65.5%	$101,447	63.9%	$111,704	66.4%
Upholstery	20,295	35.7%	18,704	34.5%	57,271	36.1%	56,443	33.6%
Consolidated	$56,803	100.0%	$54,180	100.0%	$158,718	100.0%	$168,147	100.0%

Gross Income & Margin
Casegoods	$9,580	26.2%	$10,011	28.2%	$25,154	24.8%	$27,643	24.8%
Upholstery	3,980	19.6%	2,726	14.6%	10,593	18.5%	8,290	14.7%
Consolidated	$13,560	23.9%	$12,737	23.5%	$35,747	22.5%	$35,933	21.4%

Operating Income
Casegoods	$3,212	8.8%	$3,460	9.8%	$6,960	6.9%	$8,015	7.2%
Upholstery	567	2.8%	(754)	-4.0%	669	1.2%	(2,068)	-3.7%
Consolidated	$3,779	6.7%	$2,706	5.0%	$7,629	4.8%	$5,947	3.5%

Depreciation & Amortization
Casegoods	$538		$433		$1,421		$1,282
Upholstery	235		238		827		644
Consolidated	$773		$671		$2,248		$1,926

Capital Expenditures
Casegoods	$617		$388		$2,382		$1,767
Upholstery	298		184		1,468		676
Consolidated	$915		$572		$3,850		$2,443

	As of October 28, 2012	As of January 29, 2012
Total Assets
Casegoods	$120,165	$119,645
Upholstery	32,299	29,526
Consolidated	$152,464	$149,171

11.         Subsequent Events

Dividends

At its December 4, 2012 meeting, our board of directors declared a quarterly cash dividend of $0.10 per share, payable on December 28, 2012 to shareholders of record at December 17, 2012.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This quarterly report on Form 10-Q includes our unaudited condensed consolidated financial statements for the thirteen-week period (also referred to as “three months,” “three-month period,” “quarter,” “third quarter” or “quarterly period”) that began July 30, 2012 and the thirty-nine week period (also referred to as “nine months,” “nine-month period”) that began January 30, 2012, and which both ended October 28, 2012.  This report discusses our results of operations for these periods compared to the fiscal year 2012 thirteen-week period that began August 1, 2011 and the thirty-nine week period that began January 31, 2011, which both ended October 30, 2011, and our financial condition as of October 28, 2012 compared to January 29, 2012.

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

Nature of Operations

Incorporated in Virginia in 1924, Hooker Furniture Corporation (the “Company,” “we,” “us,” and “our”) is a home furnishings marketing and logistics company offering imported residential casegoods and upholstery, as well as domestically produced custom leather and fabric upholstery. We are ranked among the nation’s top 10 largest publicly traded furniture sources, based on 2011 shipments to U.S. retailers, according to a survey released in May 2012 by Furniture/Today, a leading trade publication.  We are a key resource for residential wood and metal furniture, commonly referred to as casegoods, and upholstered furniture.  Our major casegoods product categories include home entertainment, home office, accent, dining and bedroom furniture under the Hooker Furniture brand, and youth furniture sold under the Opus Designs by Hooker brand.  Our residential upholstered seating companies include Bradington-Young, a specialist in upscale motion and stationary leather furniture, and Sam Moore Furniture, a specialist in upscale occasional chairs, settees, sofas and sectional seating with an emphasis on fabric cover-to-frame customization.  An extensive selection of designs and formats along with finish and cover options in each of these product categories makes us a comprehensive residential furniture resource for retailers, primarily targeting the upper-medium price range.  Our principal customers are retailers of residential home furnishings who are broadly dispersed throughout the United States and Canada, as well as an important, growing international customer base.  Customers include independent furniture stores, specialty retailers, department stores, catalog and internet merchants, interior designers and national and regional chains.

Overview

Consumer home furnishings purchases are driven by an array of factors, including general economic conditions such as:

▪	consumer confidence;
▪	fashion trends;
▪	availability of consumer credit;
▪	energy and other commodity prices; and
▪	housing and mortgage markets;

as well as lifestyle-driven factors such as changes in:

▪	disposable income;
▪	housing; and
▪	family size.

Our industry has been impacted by low levels of consumer confidence and a weak housing market since the fall of 2006.  By late 2008, this malaise, exacerbated by weak credit markets, had spread to the broader U.S. economy.  As a result, the residential home furnishings industry experienced a significant and persistent decline in demand for its products from 2008-2010.  Discretionary purchases of furniture have been highly affected by low consumer confidence.  Current economic factors, such as high unemployment and difficult housing and mortgage markets and changing consumer priorities have resulted in a relatively weak retail environment for home furnishings and related purchases. The extended weakness in housing and housing related industries is beginning to shows signs of recovery; however, any recovery in home furnishings is expected to be slow and cautious due to the relatively high cost and postponable nature of many home furnishing product purchases.

Our domestic upholstery operations, which have significantly higher overhead and fixed costs than our import operations, have been particularly affected by the decline in demand for home furnishings and, except for the first quarter and third quarter of the current fiscal year, have experienced operating losses since our fiscal 2009 second quarter.  Extensive cost reduction efforts over that time have mitigated the losses and have resulted in our upholstery segment returning to operating profitability for the first nine-months of fiscal 2013. Our lower overhead, variable-cost import operations have driven our profitability over the last few years and provide us with the flexibility to respond to changing demand by adjusting inventory purchases from suppliers. Our import model also requires that we transition sourcing among suppliers, often located in different countries or regions, when quality concerns or inflationary pressures diminish the value proposition offered by our current suppliers.

The following are the primary factors that affected our consolidated results of operations for the three and nine-month periods ended October 28, 2012 compared to the same prior-year periods:

▪	Out-of-stock positions on several key imported items, groups and collections negatively impacted sales and profitability, but to a lesser extent during the fiscal 2013 third quarter;

▪
The sourcing transition from some of our vendors in China to vendors in other Asian countries resulted in longer lead times, and shipping delays negatively impacted sales and profitability, but to a lesser extent during the fiscal 2013 third quarter;

▪
Decreased product discounting negatively impacted sales and unit volume in both the casegoods and upholstery segments, but drove gross margin improvement. Product discounting was higher in the comparable prior-year periods in order to reduce excess and slow-moving inventory;

▪
Selling and administrative expenses decreased in absolute terms in both the fiscal 2013 third quarter and first nine months due to a variety of factors, including lower net sales in the nine-month period. As a percentage of net sales, selling and administrative expenses decreased in the fiscal 2013 third quarter primarily due to higher net sales, while remaining essentially flat for the 2013 nine-month period; and

▪
Our upholstery segment  first returned to operating profitability in the fiscal 2013 first quarter after reporting operating losses since the fiscal 2009 second quarter. After reporting a small loss in the fiscal 2013 second quarter, the upholstery segment reported operating profits of $567,000 and $669,000, respectively, for the three and nine-month periods just ended.

Results of Operations

The following table sets forth the percentage relationship to net sales of certain items included in the condensed consolidated statements of operations included in this report.

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 28,	October 30,	October 28,	October 30,
	2012	2011	2012	2011
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	76.1	76.5	77.5	78.6
Gross profit	23.9	23.5	22.5	21.4
Selling and administrative expenses	17.2	18.5	17.7	17.8
Operating income	6.7	5.0	4.8	3.5
Other income, net	0.1	0.2	0.1	0.1
Income before income taxes	6.7	5.2	4.9	3.7
Income tax expense	2.4	1.0	1.8	1.0
Net income	4.3	4.2	3.1	2.6

Fiscal 2013 Third Quarter Compared to Fiscal 2012 Third Quarter

Net Sales

	Thirteen Weeks Ended
	October 28, 2012		October 30, 2011		$ Change	% Change
		% Net Sales		% Net Sales
Casegoods	$36,508	64.3%	$35,476	65.5%	$1,032	2.9%
Upholstery	20,295	35.7%	18,704	34.5%	$1,591	8.5%
Consolidated	$56,803	100.0%	$54,180	100.0%	$2,623	4.8%

Unit Volume	FY13 Q3 % Increase vs. FY12 Q3	Average Selling Price	FY13 Q3 % Increase vs. FY12 Q3

Casegoods	-10.2%	Casegoods	13.9%
Upholstery	1.2%	Upholstery	6.7%
Consolidated	-7.1%	Consolidated	12.3%

The increase in consolidated net sales for the fiscal 2013 third quarter, as compared to the fiscal 2012 third quarter, was principally due to higher average selling prices, particularly in both segments, partially offset by lower unit volume in our casegoods segment. The casegoods sales increase was primarily driven by product mix and decreased discounting, partially offset by lower unit volume. Upholstery net sales increased as compared to the same prior-year period due to increased average selling prices and sales volume.

Gross Profit

	Thirteen Weeks Ended
	October 28, 2012		October 30, 2011		$ Change	% Change
		% Net Sales		% Net Sales
Casegoods	$9,580	26.2%	$10,011	28.2%	$(431)	-4.3%
Upholstery	3,980	19.6%	2,726	14.6%	1,254	46.0%
Consolidated	$13,560	23.9%	$12,737	23.5%	$823	6.5%

Consolidated gross margin increased for the fiscal 2013 third quarter, as compared to the fiscal 2012 third quarter, primarily due to decreased discounting in the casegoods segment and reduced manufacturing costs in our upholstery segment, partially offset by higher costs on some of our imported products. The higher levels of casegoods segment discounting in the fiscal 2012 third quarter were primarily due to efforts to reduce excess and slow-moving inventory levels. Manufacturing costs in our domestic upholstery operations increased modestly in absolute terms due to higher sales, but decreased as a percentage of net sales due to the favorable impact of higher sales on the fixed costs and extensive cost reduction initiatives undertaken over the past several years.

Selling and Administrative Expenses

	Thirteen Weeks Ended
	October 28, 2012		October 30, 2011		$ Change	% Change
		% Net Sales		% Net Sales
Casegoods	$6,369	17.4%	$6,551	18.5%	$(182)	-2.8%
Upholstery	3,412	16.8%	3,480	18.6%	(68)	-2.0%
Consolidated	$9,781	17.2%	$10,031	18.5%	$(250)	-2.5%

Casegoods selling and administrative expenses decreased both as a percentage of net sales and in absolute terms in the fiscal 2013 third quarter compared to the same prior-year period. These decreases were primarily due to the casegoods net sales increase discussed above and cost improvements due to:

▪	lower contribution expense due to lower levels of distressed inventory;
▪	increased amounts billed to our imported upholstery division compared to the prior periods for its share of administrative costs; and
▪	decreased bad debt expense due to favorable collections experience.

These improvements were partially offset by increases in

▪	bonus expense, due to the accrual of annual profit sharing bonuses and the payment of project-related performance bonuses for our Enterprise Resource Planning (ERP) implementation;
▪	salary expense primarily due to the promotion of an upholstery executive to a casegoods position during the fiscal 2012 third quarter and also due to other salary increases; and
▪	advertising expense due to additional advertising and marketing initiatives aimed at increasing sales.

Upholstery selling and administrative expenses decreased both as a percentage of net sales and in absolute terms in the fiscal 2013 third quarter compared to the same prior-year period, primarily due to decreases in:

▪
salary expense due to the previously mentioned executive promotion of an officer from our upholstery segment to a casegoods management position and due to cost reduction efforts undertaken in fiscal 2012;

▪	depreciation expense due to accelerated depreciation expense recorded in fiscal 2012 in conjunction with our move to a new showroom; and
▪	benefits expense due to decreased headcount and lower health claims.

These decreases were partially offset by increases in:

▪	the upholstery segment’s share of Company-wide administrative costs; and
▪	advertising expense due to increased swatch and catalog expense.

Operating Income

	Thirteen Weeks Ended
	October 28, 2012		October 30, 2011		$ Change	% Change
		% Net Sales		% Net Sales
Casegoods	$3,212	8.8%	$3,460	9.8%	$(248)	-7.2%
Upholstery	567	2.8%	(754)	-4.0%	1,321	175.2%
Consolidated	$3,779	6.7%	$2,706	5.0%	$1,073	39.7%

Operating profitability increased for the fiscal 2013 third quarter as compared to the same prior-year period as a percentage of net sales and in absolute terms, due to the factors discussed above.

Income Taxes

	Thirteen Weeks Ended
	October 28, 2012		October 30, 2011		$ Change	% Change
		% Net Sales		% Net Sales
Consolidated income tax expense	$1,379	2.4%	$563	1.0%	$816	144.9%

Effective Tax Rate		36.2%		20.0%

We recorded income tax expense of $1.4 million for the fiscal 2013 third quarter compared to $563,000 for the prior year third quarter.  The effective tax rates for the fiscal 2013 and fiscal 2012 third quarters were 36.2% and 20.0%, respectively.  The fiscal 2013 effective tax rate is in the range of what we would expect from normal operations. The 20% effective tax rate from the fiscal 2012 third quarter was exceptionally low, primarily due to the tax benefits of the following items, which occurred in the fiscal 2012 third quarter:

▪	the receipt of the non-taxable proceeds from Company-owned life insurance;
▪	a higher level of donations of discontinued inventory items than in the fiscal 2013 third quarter;
▪	the receipt of a non-taxable distribution from our former captive insurance arrangement that did not recur in the fiscal 2013 third quarter; and
▪	a refund of a previously paid IRS penalty.

Net Income and Earnings Per Share

	Thirteen Weeks ended
	October 28, 2012		October 30, 2011		$ Change	% Change
Net Income		% Net Sales		% Net Sales
Consolidated	$2,434	4.3%	$2,259	4.2%	$175	7.7%

Earnings per share		$0.23		$0.21

Fiscal 2013 First Nine Months Compared to Fiscal 2012 First Nine Months

Net Sales

	Thirty-Nine Weeks Ended
	October 28, 2012		October 30, 2011		$ Change	% Change
		% Net Sales		% Net Sales
Casegoods	$101,447	63.9%	$111,704	66.4%	$(10,257)	-9.2%
Upholstery	57,271	36.1%	56,443	33.6%	$828	1.5%
Consolidated	$158,718	100.0%	$168,147	100.0%	$(9,429)	-5.6%

Unit Volume	FY13 YTD % Increase vs. FY12 YTD	Average Selling Price	FY13 YTD% Increase vs. FY12 YTD

Casegoods	-22.2%	Casegoods	15.9%
Upholstery	-6.6%	Upholstery	8.2%
Consolidated	-18.2%	Consolidated	14.6%

The decrease in consolidated net sales for the fiscal 2013 first nine months, as compared to the fiscal 2012 first nine months, was principally due to lower unit volume, particularly in our casegoods segment, partially offset by higher average selling prices in both segments. The casegoods sales decrease was driven by out-of-stock positions on several key items, groups and collections in the first half of the fiscal 2013 fiscal year and decreased discounting. The out-of-stock positions were primarily due to overly-aggressive inventory reductions that began in fiscal 2012 and continued into the fiscal 2013 first six months. To a lesser extent and consistent with our fiscal 2012 fourth quarter, vendor shifts from China to other Asian countries resulted in the delay of several well-placed new casegoods collections and negatively impacted fiscal 2013 first six month sales. These vendor shifts contributed to the out-of-stock positions and increased the demand for our best-selling, in-stock products. This accelerated demand cycle hastened the out-of-stock position on best sellers. Sales of imported products in fiscal 2012 were driven by heavy discounting, intended to reduce inventory of slow selling and discontinued products. Upholstery net sales increased compared to the same prior-year period, primarily due to increased average selling prices, partially offset by  lower unit volume.

Gross Profit

	Thirty-Nine Weeks Ended
	October 28, 2012		October 30, 2011		$ Change	% Change
		% Net Sales		% Net Sales
Casegoods	$25,154	24.8%	$27,643	24.8%	$(2,489)	-9.0%
Upholstery	10,593	18.5%	8,290	14.7%	2,303	27.8%
Consolidated	$35,747	22.5%	$35,933	21.4%	$(186)	-0.5%

Consolidated gross margin increased for the fiscal 2013 first nine months, as compared to the same prior-year period, primarily due to decreased discounting in both segments and lower domestic upholstery manufacturing costs as a percentage of net sales, partially offset by higher costs on some of our imported products. The higher levels of product discounting in the fiscal 2012 first nine months were primarily due to efforts to reduce slow-moving inventory levels. In absolute terms, consolidated fiscal 2013 first nine months gross profit decreased compared to the same prior-year period, primarily due to the decline in net sales discussed above, which slightly offset margin improvements.

Selling and Administrative Expenses

	Thirty-Nine Weeks Ended
	October 28, 2012		October 30, 2011		$ Change	% Change
		% Net Sales		% Net Sales
Casegoods	$18,194	17.9%	$19,628	17.6%	$(1,434)	-7.3%
Upholstery	9,924	17.3%	10,358	18.4%	(434)	-4.2%
Consolidated	$28,118	17.7%	$29,986	17.8%	$(1,868)	-6.2%

Casegoods selling and administrative expenses increased as a percentage of net sales primarily due to the net sales decrease discussed above, but decreased in absolute terms, primarily due to:

▪	increased amounts billed to our imported upholstery division compared to prior periods for its share of administrative costs;
▪	lower contribution expense due to lower levels of distressed inventory;
▪	lower sales and design commissions due to lower net sales; and
▪	reduced advertising and sample expenses due to cost cutting measures.

These expense improvements were partially offset by increases in:

▪	salary expense primarily due to the executive promotion mentioned previously and other salary increases;
▪	benefits expense, due primarily to an insurance gain on Company-owned life insurance in the prior-year period, due to the death of a former executive, which reduced benefits expense for that period;
▪	bonus expense, due to the reversal of an accrual for officers’ long-term performance grant awards in the comparable prior-year period; and
▪	professional services, due to additional fees for several corporate initiatives.

Upholstery selling and administrative expenses decreased both as a percentage of net sales and in absolute terms in the fiscal 2013 first nine months compared to the same prior-year period, primarily due to decreases in:

▪	salary expense, due to the executive promotion mentioned above and cost reduction efforts undertaken in fiscal 2012;
▪	benefits expense due to decreased headcount and lower health claims; and
▪	sample and advertising expenses, due to cost-cutting measures.

These decreases were partially offset by an increase in the upholstery segment’s share of Company-wide administrative costs.

Operating Income

	Thirty-Nine Weeks Ended
	October 28, 2012		October 30, 2011		$ Change	% Change
		% Net Sales		% Net Sales
Casegoods	$6,960	6.9%	$8,015	7.2%	$(1,055)	-13.2%
Upholstery	669	1.2%	(2,068)	-3.7%	2,737	132.3%
Consolidated	$7,629	4.8%	$5,947	3.5%	$1,682	28.3%

Operating profitability increased for the fiscal 2013 first nine months as compared to the same prior-year period, both as a percentage of net sales and in absolute terms, due to the factors discussed above.  Our upholstery segment returned to operating profitability during the 2013 fiscal first quarter and, despite a modest operating loss in the fiscal 2013 second quarter, remained profitable for the first three quarters of fiscal 2013. The upholstery segment has returned to operating profitability due to operational improvements.

Income Taxes

	Thirty-Nine Weeks ended
	October 28, 2012		October 30, 2011		$ Change	% Change
		% Net Sales		% Net Sales
Consolidated income tax expense	$2,799	1.8%	$1,716	1.0%	$1,083	63.1%

Effective Tax Rate	36.2%		27.9%

We recorded income tax expense of $2.8 million in the first nine months of fiscal 2013 compared to $1.7 million in the comparable prior-year period.  The effective income tax rates for the first nine months of fiscal 2013 and fiscal 2012 were 36.2% and 27.9%, respectively.  The higher effective income tax rate for the fiscal 2013 period was primarily due to:

▪	a lower permanent benefit from officers’ life insurance policies;
▪	a change in our federal deferred tax rate from 35.0% to 34.0%, based on forecasted net income for the periods in which the deferred taxes will be payable;
▪	lower deductions for contributions of discontinued inventory; and
▪	the receipt of a non-taxable distribution from our former captive insurance arrangement in the first nine months of fiscal 2012 that did not recur in the first nine months of fiscal 2013.

Net Income and Earnings Per Share

	Thirty-Nine Weeks ended
	October 28, 2012		October 30, 2011		$ Change	% Change
Net Income		% Net Sales		% Net Sales
Consolidated	$4,928	3.1%	$4,429	2.6%	$499	11.3%

Earnings per share	$0.46		$0.41

The improvement in net income and earnings per share in the fiscal year 2013 first three quarters, reflects the upholstery segment returning to operating profitability, which was primarily due to operational improvements partially offset by lower casegoods profitability due to lower sales volume.

Outlook

Our current sourcing transition from some vendors in China to other Asian locales neared completion during the fiscal 2013 third quarter. Transition-related out-of-stock positions, which negatively impacted sales during the first half of fiscal 2013, began to improve during the fiscal 2013 third quarter. Improvements in vendor performance and product quality continued to be realized during the fiscal 2013 third quarter.  In addition, significant improvement in in-stock inventory and a somewhat improved incoming order rate resulted in improved case goods shipments in the fiscal 2013 third quarter compared to the first two quarters of fiscal 2013.

We are generally pleased with our upholstery segment’s year-to-date fiscal 2013 performance, however manufacturing costs remain somewhat elevated at Sam Moore due to the startup of sofa production and the ramp up in production to meet the higher incoming order levels compared to the same period last year.  We intend to build on these positives by continuing to focus on labor efficiency, cost reduction projects, and volume increases driven by new and updated products and improved volume at key retailers.

Our upholstery segment continues to have higher fixed costs than our casegoods segment, which is due to the upholstery segment’s domestic manufacturing operations. In addition, one-time start-up costs for Sam Moore’s successful fully upholstered sofa line have added costs during the 2013 fiscal year.  To mitigate the impact of sales declines in recent years, we have continued to streamline our upholstery operations by improving efficiency, reducing overhead and evaluating our operating costs and capacity to better match costs to current sales volume levels. Further significant cost reductions in our upholstery segment will be challenging. While we are encouraged by recent increases in sales and incoming orders, if we are unable to continue to increase and maintain sales in our upholstery segment, particularly sales of domestically produced upholstery, additional capacity reductions may be necessary. If undertaken, these capacity reductions which would likely result in restructuring charges, would lower our consolidated net earnings in the short-term (for the quarterly and annual periods in which we recognize the charges) and adversely affect our consolidated balance sheets for the periods then ended. Further capacity reductions also would increase the ratio of fixed to variable costs in  our upholstery segment which would create pricing and cost absorption challenges.

Many economic indicators suggest that the United States is in an economic recovery. Evidence of this recovery includes continued increases in household wealth, consumer confidence, disposable income, retail sales and furniture store sales, as well as continued improvement in housing activity, which we believe to be a leading indicator for furniture sales. However, many consumers seem to be hesitant to commit to major purchases due to persistent high unemployment levels and concerns about the domestic economy, including the so called “fiscal cliff”, high U.S. debt levels and persistent U.S. federal and state budget deficits. Based on these positive and negative factors, as well as what we see in the home furnishings marketplace, we expect retail furniture demand to improve, but modestly, as we progress through the remainder of our fiscal year.

In light of current conditions, we continue to focus on:

▪	pursuing additional distribution channels;
▪	controlling costs;
▪	adjusting our product pricing on our main-line products in order to improve margins;
▪	achieving proper inventory levels, while optimizing product availability on best-selling items;
▪	sourcing product from more competitive locales and from more quality conscious sourcing partners;
▪	offering an array of new products and designs, which we believe will help generate additional sales; and
▪	upgrading and refining our information systems capabilities to support our business.

Our new Enterprise Resource Planning (ERP) system became operational for our casegoods and imported upholstery units early in the third quarter of fiscal 2013, after nearly two years of design, planning, conversion and training efforts by our associates and consultants. We do not believe this system implementation negatively impacted our third quarter results nor do we expect it to impact our fiscal 2013 fourth quarter results of operations. We expect conversion efforts will begin for our domestic upholstery units late in the fiscal 2013 fourth quarter, with full implementation scheduled for late in the fiscal 2014 fourth quarter. Once all our business units are operational on the ERP platform, we expect to realize operational efficiencies and cost savings by presenting a single face to our customers and leveraging best practices across the organization. We refer you to Item “1A. Risk Factors” included in our annual report on Form 10-K for the fiscal year ended January 29, 2012 for a more complete discussion of the risks involved in our ERP system conversion and implementation.

Sales of imported finished goods comprised approximately 73.0% of our sales through the first nine months of fiscal 2013. We receive most of our imported finished goods through the East Coast port of Norfolk, VA. On August 22, 2012, contract negotiations for a new collective bargaining agreement between the United States Maritime Alliance, which represents the shipping industry, and the International Longshoremen’s Association (ILA), whose members work in deep sea ports around the East and Gulf Coasts of the United States, were suspended.   The current collective bargaining agreement expired on September 30, 2012, yet both parties agreed to extend negotiations for 90-days through December 29, 2012. If a new collective bargaining agreement is not reached before that date, a strike by the ILA could disrupt the flow of inventory to us and our customers. A prolonged strike would likely have an adverse effect on our results of operations and financial position.

Financial Condition, Liquidity and Capital Resources

Balance Sheet and Working Capital

The following chart shows changes in our total assets, current assets, current liabilities, net working capital and working capital ratio during the first nine months of fiscal 2013:

	Balance Sheet and Working Capital
	October 28, 2012	January 29, 2012	$ Change

Total Assets	$152,464	$149,171	$3,293

Cash	$33,052	$40,355	$(7,303)
Trade Receivables	29,456	25,807	3,649
Inventories	38,854	34,136	4,718
Prepaid Expenses & Other	4,593	4,194	399

Total Current Assets	$105,955	$104,492	$1,463

Trade accounts payable	$9,404	$9,233	$171
Accrued salaries, wages and benefits	3,585	3,855	(270)
Other accrued expenses	3,803	1,870	1,933

Total current liabilities	$16,792	$14,958	$1,834

Net working capital	$89,163	$89,534	$(371)

Working capital ratio	6.3 to 1	7.0 to 1

Total assets at October 28, 2012 increased as compared to January 29, 2012, primarily due to increases in:

▪	inventory, due to re-stocking efforts;
▪	trade accounts receivable due to increased sales; and
▪	property, plant and equipment, due to the remodeling of our showroom which debuted at the spring 2012 International Home Furnishings Market and continued investment in our ERP system.

These increases were partially offset by decreased cash and cash equivalents due to increased inventory and accounts receivable resulting from increased sales.

Factors that contributed to the decline in our net working capital (current assets less current liabilities) include the decreased  cash and cash equivalents mentioned above and increases in other accrued expenses, due to income tax accruals during the fiscal 2013 first nine months.

Cash Flows – Operating, Investing and Financing Activities

	2012	2011
Net cash provided by operating activities	$896	$22,154
Net cash used in investing activities	(4,293)	(2,844)
Net cash used in financing activities	(3,906)	(3,235)
Net decrease in cash and cash equivalents	$(7,303)	$16,075

During the nine months ended October 28, 2012, cash on hand and cash generated from operations of $896,000 helped to fund capital expenditures of $3.9  million related to our business operating systems and facilities, cash dividends of $3.2 million, premiums on officers’ life insurance of $870,000  and repurchases of our common stock of $671,000. Company-owned life insurance policies are in place to offset costs associated with the loss of key employees and facilitate business continuity, as well as provide funding for benefits.

In comparison, during the nine months ended October 30, 2011, cash generated from operations of $22.2 million helped to fund an increase in cash and cash equivalents of $16.1 million, cash dividends of $3.2 million, capital expenditures of $2.4 million related to our business operating systems and facilities and premiums paid on Company-owned life insurance policies of $1.1 million.

Loan Agreement

The loan agreement for our revolving credit facility requires us to comply with customary covenants, which as of October 28, 2012 included, among other things, the following financial covenants:

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

We were in compliance with our loan agreement covenants as of October 28, 2012 and expect to remain in compliance with existing covenants for the forseeable future.

Share Repurchase Authorization

During the fiscal 2013 first quarter, our board of directors authorized the repurchase of up to $12.5 million of the Company’s common shares. The authorization does not obligate us to acquire a specific number of shares during any period and does not have an expiration date, but it may be modified, suspended or discontinued at any time at the discretion of our board of directors. Repurchases may be made from time to time in the open market, or through privately negotiated transactions or otherwise, in compliance with applicable laws, rules and regulations, and subject to our cash requirements for other purposes, compliance with the covenants under the loan agreement for our revolving credit facility and other factors we deem relevant. We have entered into a trading plan under Rule 10b-18 and Rule 10b5-1 of the Securities Exchange Act of 1934 for affecting some or all of the purchases under this repurchase authorization. The trading plan contains provisions that could restrict the amount and timing of purchases. We can terminate this plan at any time. Through the first nine months of fiscal 2013, we had used approximately $671,000 of the authorization to purchase 57,700 of our common shares (at an average price of $11.63 per share), with approximately $11.8 million remaining available for future purchases under the authorization as of the end of the fiscal 2013 nine months.

Liquidity, Financial Resources and Capital Expenditures

As of October 28, 2012, we had an aggregate $13.2 million available under our $15.0 million revolving credit facility to fund working capital needs.  Standby letters of credit in the aggregate amount of $1.8 million, used to collateralize certain insurance arrangements and for imported product purchases, were outstanding under our revolving credit facility as of October 28, 2012.  There were no additional borrowings outstanding under the revolving credit facility on October 28, 2012.  Any principal outstanding under the credit facility is due July 31, 2013.

We believe that we have the financial resources needed to meet our business requirements for the foreseeable future, including capital expenditures and working capital, as well as for share repurchases and regular quarterly dividends. Our primary sources of liquidity include cash flow from operations, our $15.0 million revolving credit facility, the accounts receivable factoring arrangement for our domestic upholstery operation and the ability to borrow against the cash surrender value of Company-owned life insurance policies. Cash flow from operations is highly dependent on incoming order rates and our operating performance.  We expect to spend between $1.0  million to $2.0  million in capital expenditures during the remainder of fiscal year 2013 to maintain and enhance our operating systems and facilities. Of this estimated amount, we expect to spend between $500,000 to $1.0 million on the implementation of our ERP system.

We have $11.8  million remaining on our share repurchase authorization. We expect to fund share repurchases using available cash and cash generated from operations. Repurchased shares will become authorized but unissued common shares. Additional share repurchases will depend on the factors and limitations discussed under “Share Repurchase Authorization” above.

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

Amounts outstanding under our revolving credit facility would bear interest at variable rates. In the past, we have entered into swap agreements to hedge against the potential impact of increases in interest rates on our floating-rate debt instruments. There was no outstanding balance under our revolving credit facility as of October 28, 2012, other than standby letters of credit in the amount of $1.8 million.  Therefore, a fluctuation in market interest rates of one percentage point (or 100 basis points) would not have a material impact on our results of operations or financial condition.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended October 28, 2012.  Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to the Company’s management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure and are effective to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Control over Financial Reporting

As discussed above, early in the fiscal 2013 third quarter we implemented a new Enterprise Resource Planning (ERP) system in our casegoods segment and the imported upholstery unit of our upholstery segment. This implementation did not result in material changes to our internal controls over financial reporting. However, where appropriate, we have modified the design and documentation of internal controls, processes and procedures relating to the new system in order to replace or supplement our existing set of internal controls over financial reporting. These system changes were not undertaken in response to any actual or perceived deficiencies in our internal control over financial reporting.

There were no other changes in our internal control over financial reporting during the fiscal quarter ended October 28, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Program	Maximum Dollar Value of Shares That May Yet Be Purchased Under The Program
				$12,239,583
July 30, 2012 - September 2, 2012	30,000	$11.64	30,000	11,890,457
September 3, 2012 - September 30, 2012	5,300	11.62	35,300	11,828,888
October 1, 2012 - October 28, 2012	-	-	-	11,828,888

Total	35,300	$11.63	35,300

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
The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended October 28, 2012, formatted in Extensible Business Reporting Language (“XBRL”): (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of operations, (iii) condensed consolidated statements of comprehensive income (iv) condensed consolidated statements of cash flows, and (v) the notes to the condensed consolidated financial statements, tagged as blocks of text.

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

 HOOKER FURNITURE CORPORATION

Date: December 5, 2012                                                                           By: /s/Paul A. Huckfeldt
Paul A. Huckfeldt
Vice President – Finance and
Accounting and Chief Financial Officer