Form 10-Q
period 2013-05-05
HOOKER FURNITURE CORP
filed 2013-06-12
CIK 1077688

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended May 5, 2013

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

Large accelerated Filer ☐	Accelerated filer ☒
Non-accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of June 10, 2013

Common stock, no par value	10,739,230
(Class of common stock)	(Number of shares)

PART I.  FINANCIAL INFORMATION

Item 1.       Financial Statements

HOOKER FURNITURE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, including share data)
(Unaudited)

	May 5,	February 3,
	2013	2013
Assets
Current Assets
Cash and cash equivalents	$28,728	$26,342
Accounts receivable, less allowance for doubtful accounts of $1,085 and $1,249, respectively	26,435	28,272
Inventories	46,506	49,872
Prepaid expenses and other current assets	2,652	3,569
Deferred taxes	1,572	1,612
Total current assets	105,893	109,667
Property, plant and equipment, net	23,125	22,829
Intangible assets	1,257	1,257
Cash surrender value of life insurance policies	17,720	17,360
Deferred taxes	4,434	4,379
Other assets	331	331
Total assets	$152,760	$155,823

Liabilities and Shareholders' Equity
Current Liabilities
Trade accounts payable	$9,224	$11,620
Accrued salaries, wages and benefits	2,604	3,316
Other accrued expenses	1,241	2,531
Total current liabilities	13,069	17,467
Deferred compensation	7,557	7,311
Total liabilities	20,626	24,778

Shareholders' equity
Common stock, no par value, 20,000 shares authorized, 10,746 shares issued and outstanding on each date, respectively	17,407	17,360
Retained earnings	114,542	113,483
Accumulated other comprehensive income	185	202
Total shareholders' equity	132,134	131,045
Total liabilities and shareholders' equity	$152,760	$155,823

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

HOOKER FURNITURE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Thirteen Weeks Ended
	May 5,	April 29,
	2013	2012

Net sales	$56,295	$51,730

Cost of sales	42,379	40,808

Gross profit	13,916	10,922

Selling and administrative expenses	10,682	9,394

Operating income	3,234	1,528

Other (expense) income, net	(32)	44

Income before income taxes	3,202	1,572

Income tax expense	1,076	552

Net income	$2,126	$1,020

Earnings per share
Basic	$0.20	$0.09
Diluted	$0.20	$0.09

Weighted average shares outstanding:
Basic	10,717	10,772
Diluted	10,747	10,794

Cash dividends declared per share	$0.10	$0.10

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

HOOKER FURNITURE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	For the
	Thirteen Weeks Ended
	May 5,	April 29,
	2013	2012

Net Income	$2,126	$1,020
Other comprehensive income:
Amortization of actuarial gain net of tax of $10 and $6, respectively	(17)	(9)
Adjustments to net periodic benefit cost	(17)	(9)

Comprehensive Income	$2,109	$1,011

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

HOOKER FURNITURE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Thirteen Weeks Ended
	May 5,	April 29,
	2013	2012
Cash flows from operating activities
Cash received from customers	$58,134	$53,631
Cash paid to suppliers and employees	(51,992)	(42,548)
Income taxes paid, net	(2,115)	(14)
Interest paid, net	(34)	(8)
Net cash provided by operating activities	3,993	11,061

Cash flows from investing activities
Purchase of property, plant and equipment	(880)	(2,211)
Proceeds received on notes issued for the sale of property, plant and equipment	14	9
Proceeds from the sale of property and equipment	8	30
Premiums paid on company-owned life insurance	(190)	(187)
Proceeds received on company-owned life insurance	516	-
Net cash used in investing activities	(532)	(2,359)

Cash flows from financing activities
Cash dividends paid	(1,075)	(1,079)
Net cash used in financing activities	(1,075)	(1,079)

Net increase in cash and cash equivalents	$2,386	$7,623
Cash and cash equivalents at the beginning of the period	26,342	40,355
Cash and cash equivalents at the end of the period	$28,728	$47,978

Reconciliation of net income to net cash provided by operating activities:
Net income	$2,126	$1,020
Depreciation and amortization	584	595
Non-cash restricted stock awards and performance grants	229	58
Provision for doubtful accounts	75	160
Deferred income taxes	(5)	5
Gain on disposal of property	(8)	(13)
Gain on insurance policies	(135)	(126)
Changes in assets and liabilities:
Trade accounts receivable	1,762	1,690
Inventories	3,366	3,612
Prepaid expenses and other current assets	832	450
Trade accounts payable	(2,876)	4,182
Accrued salaries, wages, and benefits	(712)	(1,199)
Accrued income taxes	(1,034)	533
Other accrued expenses	(256)	100
Deferred compensation	45	(6)
Net cash provided by operating activties	$3,993	$11,061

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

HOOKER FURNITURE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar and share amounts in tables, except per share amounts, in thousands unless otherwise indicated)
(Unaudited)
For the Thirteen Weeks Ended May 5, 2013

1.	Preparation of Interim Financial Statements

The condensed consolidated financial statements of Hooker Furniture Corporation and subsidiaries (referred to as “we,” “us,” “our,” “Hooker” or the “Company”) have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”).  In the opinion of management, these statements include all adjustments necessary for a fair statement of the results of all interim periods reported herein.  All such adjustments are of a normal recurring nature.  Certain information and footnote disclosures prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) are condensed or omitted pursuant to SEC rules and regulations.  However, we believe that the disclosures made are adequate for a fair presentation of our results of operations and financial position.  Operating results for the interim periods reported herein may not be indicative of the results expected for the fiscal year.  These financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in our annual report on Form 10-K for the fiscal year ended February 3, 2013.

The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect both the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from our estimates.

The financial statements contained herein are being filed as part of a quarterly report on Form 10-Q covering the thirteen-week period (also referred to as “three months,” “three-month period,” “quarter,” “first quarter” or “quarterly period”) that began February 4, 2013 and ended on May 5, 2013.  These financial statements also include the thirteen-week period that began January 30, 2012 and ended on April 29, 2012.

References in these notes to the condensed consolidated financial statements of the Company to:

▪	the 2014 fiscal year and comparable terminology mean the fiscal year that began February 4, 2013 and will end February 2, 2014; and

▪	the 2013 fiscal year and comparable terminology mean the fiscal year that began January 30, 2012 and ended February 3, 2013.

Certain amounts have been reclassified in the prior period financial statements and notes to reflect the current period classification.

2.	Inventories

	May 5,	February 3,
	2013	2013
Finished furniture	$55,210	$58,584
Furniture in process	822	688
Materials and supplies	8,618	8,478
Inventories at FIFO	64,650	67,750
Reduction to LIFO basis	(18,144)	(17,878)
Inventories	$46,506	$49,872

3.           Property, Plant and Equipment

	Depreciable Lives			May 5,	February 3,
	(In years)			2013	2013

Computer software and hardware	3	-	10	$22,259	$22,203
Buildings and land improvements	15	-	30	23,687	23,680
Machinery and equipment			10	3,717	3,663
Leasehold improvements			5	2,783	2,697
Furniture and fixtures	3	-	8	1,999	1,989
Other			5	703	703
Total depreciable property at cost				55,148	54,936
Less accumulated depreciation				35,066	34,559
Total depreciable property, net				20,082	20,377
Land				1,152	1,152
Construction-in-progress				1,891	1,300
Property, plant and equipment, net				$23,125	$22,829

At May 5, 2013, construction-in-progress consisted of $919,000 of expenses related to our ongoing ERP conversion efforts and $972,000 related to various other projects to enhance our facilities and operations.

4.           Intangible Assets

	May 5,	February 3,
	2013	2013
Non-amortizable Intangible Assets
Trademarks and trade names - Bradington-Young	$861	$861
Trademarks and trade names - Sam Moore	396	396
Total trademarks and tradenames	1,257	1,257

5.           Accounts Receivable

	May 5,	February 3,
	2013	2013

Trade accounts receivable	$19,887	$22,712
Receivable from factor	7,633	6,809
Allowance for doubtful accounts	(1,085)	(1,249)
Accounts receivable	$26,435	$28,272

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

A limited number of our accounts receivable for our domestically produced upholstery are factored with recourse to us. The amounts of these receivables at May 5, 2013 and February 3, 2013 were $245,000 and $130,000, respectively. If the factor is unable to collect the amounts due, invoices are returned to us for collection. We include an estimate of potentially uncollectible receivables in our calculation of our allowance for doubtful accounts.

6.           Earnings Per Share

We refer you to the Earnings Per Share disclosure in Note 1-Summary of Significant Accounting Policies, in our fiscal year 2013 Form 10-K, for additional information concerning the calculation of earnings per share.

We have issued restricted stock awards to non-employee members of the board of directors since 2006 and restricted stock units (RSUs) to certain senior executives since fiscal 2012, under the Company’s Stock Incentive Plan. We expect to continue to grant these types of awards annually in the future. The following table sets forth the number of outstanding restricted stock awards and restricted stock units, net of forfeitures and vested shares, as of the fiscal quarter-end dates indicated:

	May 5,	February 3,
	2013	2013

Restricted shares	29,063	29,063
Restricted stock units	32,353	32,353
	61,416	61,416

All restricted shares and restricted stock units awarded that have not yet vested are considered when computing diluted earnings per share.  The following table sets forth the computation of basic and diluted earnings per share:

	Thirteen Weeks Ended
	May 5,	April 29,
	2013	2012

Net income	$2,126	$1,020
Less: Unvested participating restricted stock dividends	3	2
Net earnings allocated to unvested participating restricted stock	6	2
Earnings available for common shareholders	2,117	1,016

Weighted average shares outstanding for basic earnings per share	10,717	10,772
Dilutive effect of unvested restricted stock and RSU awards	30	22
Weighted average shares outstanding for diluted earnings per share	10,747	10,794

Basic earnings per share	$0.20	$0.09

Diluted earnings per share	$0.20	$0.09

7.           Long Term Debt

As of May 5, 2013, we had an aggregate $13.2 million available under our $15.0 million revolving credit facility to fund working capital needs.  Standby letters of credit in the aggregate amount of $1.8 million, used to collateralize certain insurance arrangements and for imported product purchases, were outstanding under our revolving credit facility as of May 5, 2013.  There were no additional borrowings outstanding under the revolving credit facility on May 5, 2013.  Any principal outstanding under the revolving credit facility is due July 31, 2013. We are currently in negotiations to extend or replace our credit facility and expect to have a new agreement in place before the expiration of our current loan agreement on July 31, 2013.

8.           Employee Benefit Plans

We maintain a supplemental retirement income plan (“SRIP”) for certain former and current executives. The liability for the SRIP at May 5, 2013 and April 29, 2012 was $7.5 million and $7.4 million, respectively, and is shown in our condensed consolidated balance sheets as follows:

	May 5,	February 3,
	2013	2013
Accrued salaries, wages and benefits (current portion)	$379	$379
Deferred compensation (long-term portion)	7,110	7,056
Total liability	$7,489	$7,435

Components of net periodic benefit cost for the SRIP are included in our condensed consolidated statements of income under selling and administrative expenses:

	Thirteen Weeks Ended
	May 5,	April 29,
	2013	2012
Net periodic benefit cost
Service cost	$64	$64
Interest cost	73	74
Actuarial gain	(26)	(15)
Net periodic benefit cost	$111	$124

9.           Income Taxes

We recorded income tax expense of $1.1 million for the fiscal 2014 first quarter compared to $552,000 for the comparable prior year period.  The effective tax rates for the fiscal 2014 and 2013 first quarters were 33.6% and 35.1%, respectively.  Our effective tax rate was slightly lower in the fiscal 2014 first quarter primarily due to larger anticipated rate benefits from earnings on company-owned life insurance policies and distributions from our former captive insurance arrangement.

10.         Segment Information

The following table presents segment information for each of the following thirteen-week periods:

	Thirteen Weeks Ended
	May 5, 2013		April 29, 2012
		% Net Sales		% Net Sales
Net Sales
Casegoods	$35,444	63.0%	$32,745	63.3%
Upholstery	20,851	37.0%	18,985	36.7%
Consolidated	$56,295	100.0%	$51,730	100.0%

Gross Profit & Margin
Casegoods	$9,998	28.2%	$7,448	22.8%
Upholstery	3,918	18.8%	3,474	18.3%
Consolidated	$13,916	24.7%	$10,922	21.1%

Operating Income & Margin
Casegoods	$2,566	7.2%	$1,376	4.2%
Upholstery	668	3.2%	152	0.8%
Consolidated	$3,234	5.7%	$1,528	3.0%

Capital Expenditures
Casegoods	$678		$1,364
Upholstery	202		847
Consolidated	$880		$2,211

Depreciation & Amortization
Casegoods	$381		$408
Upholstery	203		187
Consolidated	$584		$595

	As of May 5, 2013	% Total	As of February 3, 2013	% Total
Total Assets		Assets		Assets
Casegoods	$121,944	79.8%	$124,509	79.9%
Upholstery	30,816	20.2%	31,314	20.1%
Consolidated	$152,760	100.0%	$155,823	100.0%

11.         Subsequent Events

Dividends

At its June 3, 2013 meeting, our board of directors declared a quarterly cash dividend of $0.10 per share, payable on June 28, 2013 to shareholders of record at June 14, 2013.

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations

This quarterly report on Form 10-Q includes our unaudited condensed consolidated financial statements for the thirteen-week period (also referred to as “three months,” “three-month period,” “quarter” “first quarter” or “quarterly period”) that began February 4, 2013 and ended May 5, 2013.  This report discusses our results of operations for this period compared to the 2013 fiscal year thirteen-week period that began January 30, 2012 and ended April 29, 2012; and our financial condition as of May 5, 2013 compared to February 3, 2013.

We encourage users of this report to familiarize themselves with all of our recent public filings made with the SEC, especially our 2013 annual report on Form 10-K (“2013 Annual Report”) filed with the SEC on April 19, 2013. Our 2013 Annual Report contains critical information regarding known risks and uncertainties that we face, critical accounting policies and information on commitments and contractual obligations that are not reflected in our consolidated financial statements, as well as a more thorough and detailed  discussion of our corporate strategy and new business initiatives. Our 2013 Annual Report and our other public filings made with the SEC are available at www.sec.gov and at http://investors.hookerfurniture.com.

For financial reporting purposes, we are organized into two operating segments – casegoods furniture and upholstered furniture. References in this report to “we,” “us,” “our,” “Hooker,” or “the Company” refer to the Company and our consolidated subsidiaries, unless specifically referring to segment information.

References in this report to:

▪	the 2014 fiscal year and comparable terminology mean the fiscal year that began February 4, 2013 and will end February 2, 2014; and

▪	the 2013 fiscal year and comparable terminology mean the fiscal year that began January 30, 2012 and ended February 3, 2013.

Dollar amounts presented in the tables below are in thousands.

Nature of Operations

Hooker Furniture Corporation is a home furnishings marketing and logistics company offering worldwide sourcing of residential casegoods and upholstery, as well as domestically-produced custom leather and fabric-upholstered furniture. We were incorporated in Virginia in 1924 and are ranked among the nation’s top 10 largest publicly traded furniture sources, based on 2011 shipments to U.S. retailers, according to a 2012 survey published by Furniture Today, a leading trade publication. We are a key resource for residential wood and metal furniture, commonly referred to as “casegoods,” and upholstered furniture.  Our major casegoods product categories include home entertainment, home office, accent, dining and bedroom furniture under the Hooker Furniture brand.  Our residential upholstered seating companies include Bradington-Young, a specialist in upscale motion and stationary leather furniture and Sam Moore Furniture, a specialist in upscale occasional chairs, settees, sofas and sectional seating with an emphasis on cover-to-frame customization.  An extensive selection of designs and formats, along with finish and cover options, in each of these product categories makes us a comprehensive resource for residential furniture retailers, primarily targeting the upper-medium price range.  Our principal customers are retailers of residential home furnishings that are broadly dispersed throughout the United States. Our customers also include home furniture retailers in Canada and in over 20 other countries internationally. Our customers include independent furniture stores, specialty retailers, department stores, catalog and internet merchants, interior designers and national and regional chains.

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

Current economic and economic-related factors, such as high unemployment and changing consumer priorities have resulted in a somewhat depressed retail environment for discretionary home furnishings and related purchases since 2008. However, the extended weakness in housing and housing-related industries is beginning to show signs of sustained recovery and recent positive news on housing and consumer confidence is especially encouraging.

Our lower overhead, variable-cost import operations have driven our profitability over the last few years and provide us with more flexibility to respond to changing demand by adjusting inventory purchases from suppliers. On the other hand, our import model requires that we transition sourcing among suppliers, often located in different countries or regions, when quality concerns or inflationary pressures diminish the value proposition offered by our current suppliers.

Results for our domestic upholstery operations, which have significantly higher overhead and fixed costs than our import operations, have been particularly affected by the decline in demand for home furnishings and experienced operating losses or low operating profitability since our fiscal 2009 second quarter.  Extensive cost reduction efforts over that time have mitigated the effect of the weakness in demand and have resulted in our upholstery segment returning to operating profitability for fiscal 2013 and for the fiscal 2014 first quarter.

The following are the primary factors that affected our consolidated fiscal 2014 first quarter results of operations:

▪	Consolidated net sales increased in the high single digits due to:
o	lower product discounting in our casegoods segment; and
o	higher average selling prices in both operating segments, partially offset by lower unit volume in our casegoods segment.

▪	Gross profit increased due to increased sales volume in both segments, as well as:
o	lower product discounting and lower cost of goods sold due to moderating product costs; and
o	lower domestic manufacturing costs as a percent of sales in our upholstery segment, due to cost reduction initiatives and improved overhead utilization resulting from increased sales volume.

▪	Selling and administrative expenses increased due to increased sales and a variety of other factors, including start-up costs for our H Contract and Homeware divisions; and

▪	Our casegoods segment nearly doubled operating profitability from $1.4 million in the 2013 first quarter to $2.6 million in the fiscal 2014 first quarter.

▪	Our upholstery segment reported operating profitability of $668,000 for the fiscal 2014 first quarter compared to an operating profit of $152,000 for the fiscal 2013 first quarter.

Results of Operations

The following table sets forth the percentage relationship to net sales of certain items included in the condensed consolidated statements of income included in this report.

	Thirteen Weeks Ended
	May 5,	April 29,
	2013	2012
Net sales	100.0%	100.0%
Cost of sales	75.3	78.9
Gross profit	24.7	21.1
Selling and administrative expenses	19.0	18.2
Operating income	5.7	3.0
Other (expense) income, net	0.0	0.1
Income before income taxes	5.7	3.0
Income tax expense	1.9	1.1
Net income	3.8	2.0

Fiscal 2014 First Quarter Compared to Fiscal 2013 First Quarter

Net Sales

	Thirteen Weeks Ended
	May 5, 2013		April 29, 2012		$ Change	% Change
		% Net Sales		% Net Sales
Casegoods	$35,444	63.0%	$32,745	63.3%	$2,699	8.2%
Upholstery	20,851	37.0%	18,985	36.7%	$1,866	9.8%
Consolidated	$56,295	100.0%	$51,730	100.0%	$4,565	8.8%

Unit Volume	FY14 Q1 % Increase vs. FY13 Q1	Average Selling Price	FY14 Q1 % Increase vs. FY13 Q1

Casegoods	-4.7%	Casegoods	13.3%
Upholstery	1.0%	Upholstery	8.8%
Consolidated	-3.0%	Consolidated	12.0%

The increase in consolidated net sales for the fiscal 2014 first quarter was principally due to higher average selling prices in both segments, partially offset by lower unit volume in our casegoods segment. Higher average selling prices were primarily the result of lower product discounting in our casegoods segment and for both segments, a shift in the mix of products sold toward some of our higher priced items. The decrease in unit volume was primarily due to reduced promotional discounting activity in both segments compared to the prior year quarter.

Gross Income and Margin

	Thirteen weeks ended
	May 5, 2013		April 29, 2012		$ Change	% Change
		% Net Sales		% Net Sales
Casegoods	$9,998	28.2%	$7,448	22.8%	$2,550	34.2%
Upholstery	3,918	18.8%	3,474	18.3%	444	12.8%
Consolidated	$13,916	24.7%	$10,922	21.1%	$2,994	27.4%

Consolidated gross profit increased in the fiscal 2014 first quarter, as compared to the fiscal 2013 first quarter, primarily due to decreased discounting in our casegoods segment, lower domestic upholstery costs as a percentage of net sales and higher sales volume in both segments.

Selling and Administrative Expenses

	Thirteen weeks ended
	May 5, 2013		April 29, 2012		$ Change	% Change
		% Net Sales		% Net Sales

Casegoods	$7,432	21.0%	$6,072	18.5%	$1,360	22.4%
Upholstery	3,250	15.6%	3,322	17.5%	(72)	-2.2%
Consolidated	$10,682	19.0%	$9,394	18.2%	$1,288	13.7%

Consolidated selling and administrative expenses increased both in absolute terms and as a percentage of net sales in the fiscal 2014 first quarter compared to the same prior-year period.

Casegoods selling and administrative expenses increased primarily due to:

▪	start-up costs for our H Contract and Homeware divisions;
▪	an increase in bonus expense due to improved earnings performance as compared to the prior-year quarter;
▪	an increase in furniture disposals eligible to be deducted as contributions for income tax purposes; and
▪	a smaller decrease in bad debt expense as a result of the reduction of our allowance for doubtful accounts in the prior year quarter because of favorable collections experience.

Upholstery selling and administrative expenses decreased both as a percentage of net sales and in absolute terms in the fiscal 2014 first quarter compared to the same prior-year period, primarily due to decreased salaries and wages and benefits, partially offset by increased commissions and selling expenses due to increased sales.

Operating Profit and Margin

	Thirteen weeks ended
	May 5, 2013		April 29, 2012		$ Change	% Change
		% Net Sales		% Net Sales
Casegoods	$2,566	7.2%	$1,376	4.2%	$1,190	86.5%
Upholstery	668	3.2%	152	0.8%	516	339.5%
Consolidated	$3,234	5.7%	$1,528	3.0%	$1,706	111.6%

Operating profitability increased for the fiscal 2014 first quarter as compared to the same prior-year period, both as a percentage of net sales and in absolute terms due to the factors discussed above.

Other (expense) income, net

	Thirteen weeks ended
	May 5, 2013		April 29, 2012		$ Change	% Change
		% Net Sales		% Net Sales
Consolidated	$(32)	0.0%	$44	0.1%	$(76)	-172.7%

Other (expense) income, net decreased due to lower interest income on past-due customer accounts.

Income taxes

	Thirteen weeks ended
	May 5, 2013		April 29, 2012		$ Change	% Change
		% Net Sales		% Net Sales
Consolidated income tax expense	$1,076	1.9%	$552	1.1%	$524	94.9%

Effective Tax Rate	33.6%		35.1%

We recorded income tax expense of $1.1 million for the fiscal 2014 first quarter compared to $552,000 for the comparable prior year period.  The effective tax rates for the fiscal 2014 and 2013 first quarters were 33.6% and 35.1%, respectively.  Our effective tax rate was slightly lower in the fiscal 2014 first quarter primarily due to larger anticipated rate benefits from earnings on company-owned life insurance policies and distributions from our former captive insurance arrangement.

Net Income

	Thirteen weeks ended
	May 5, 2013		April 29, 2012		$ Change	% Change
		% Net Sales		% Net Sales
Consolidated	$2,126	3.8%	$1,020	2.0%	$1,106	108.4%

Earnings per share	$0.20		$0.09

Outlook

Given recent positive news on housing and consumer confidence, we are optimistic about our future, both with our core business and our new ventures. We believe we are well positioned to capitalize on the improving economy as we ramp up our manufacturing facilities, maintain good inventory position on our best-selling products and promote what we believe to be our strongest product line in several years. As we move through the beginning of our fiscal 2014 second quarter, we have seen much stronger demand for our products than a year ago, which we attribute to the vitality of our freshened line up and better retail conditions. Although we are entering what is traditionally the slowest season of the year for furniture during the summer months, we believe that we have considerable momentum.

We have seen significant improvement in our upholstery segment results since early in the 2013 fiscal year thanks to higher sales volume and to a number of cost control initiatives.  The upholstery segment has higher fixed costs than our casegoods segment, due to the upholstery segment’s domestic manufacturing operations.  To mitigate the impact of sales declines in recent years, we streamlined our upholstery operations by improving efficiency, reducing overhead and evaluating our operating costs and capacity to better match costs to current and expected sales volume levels. Further significant cost reductions in our upholstery segment will be challenging. Future profitability increases will require us to increase sales while maintaining gross margins at, or close to, current levels.

Our H Contract product line officially launched early in the fiscal 2014 second quarter. We expect our Homeware product line to officially launch in August 2013 on two major home furnishings e-commerce websites.  Startup costs associated with both new product lines were approximately $440,000 before tax, and $294,000 after-tax, or $0.03 per share in the fiscal 2014 first quarter. We expect startup costs for these product lines will account for approximately $0.12 to $0.15 per share for the 2014 fiscal year.

As we progress through the remainder of the year, we will continue to focus on:

▪	pursuing additional distribution channels, including through our new H Contract and Homeware initiatives;
▪	controlling costs;
▪	adjusting our product pricing on our main-line products in order to mitigate inflation and improve margins;
▪	achieving proper inventory levels, while optimizing product availability on best-selling items;
▪	sourcing product from more competitive locations and from more quality conscious sourcing partners;
▪	offering an array of new products and designs, which we believe will help generate additional sales; and
▪	upgrading and refining our information systems capabilities to support our business.

Financial Condition, Liquidity and Capital Resources

Balance Sheet and Working Capital

The following chart shows changes in our total assets, current assets, current liabilities, net working capital and working capital ratio during the first quarter of fiscal 2014:

	Balance Sheet and Working Capital
	May 5, 2013	February 3, 2013	$ Change

Total Assets	$152,760	$155,823	$(3,063)

Cash	$28,728	$26,342	$2,386
Trade Receivables	26,435	28,272	(1,837)
Inventories	46,506	49,872	(3,366)
Prepaid Expenses & Other	4,224	5,181	(957)

Total Current Assets	$105,893	$109,667	$(3,774)

Trade accounts payable	$9,224	$11,620	$(2,396)
Accrued salaries, wages and benefits	2,604	3,316	(712)
Other accrued expenses	1,241	2,531	(1,290)

Total current liabilities	$13,069	$17,467	$(4,398)

Net working capital	$92,824	$92,200	$624

Working capital ratio	8.1 to 1	6.3 to 1

As of May 5, 2013, total assets decreased compared to February 3, 2013, primarily due to decreased inventories and trade receivables, partially offset by increased cash and cash equivalents. Cash increased due primarily to the reduction of inventories and accounts receivable. Inventory receipts were lower than cost of goods sold for the first quarter, resulting in a decrease in inventory from the end of fiscal 2013. Trade receivables decreased due to cash collections in excess of net sales during the first quarter

The increase in net working capital (current assets less current liabilities) reflects a smaller decrease in current assets than in current liabilities. Current assets decreased primarily due to decreased inventories and trade receivables. Current liabilities decreased primarily due to decreases in trade accounts payable and other accrued expenses. Trade accounts payable decreased due to lower import purchases during the fiscal 2014 first quarter. Other accrued expenses decreased from year end levels due to the payment of accrued income taxes payable during the fiscal 2014 first quarter.

Cash Flows – Operating, Investing and Financing Activities

	Thirteen Weeks Ended
	May 5,	April 29,
	2013	2012
Net cash provided by operating activities	$3,993	$11,061
Net cash used in investing activities	(532)	(2,359)
Net cash used in financing activities	(1,075)	(1,079)
Net increase in cash and cash equivalents	$2,386	$7,623

During the three months ended May 5, 2013, cash generated from operations of $4.0 million and $516,000 in proceeds received from Company-owned life insurance policies helped to fund an increase in cash and cash equivalents of $2.4 million, cash dividends of $1.1 million, capital expenditures of $880,000 to enhance our business systems and facilities and to pay premiums of $190,000 on Company-owned life insurance policies.

In comparison, during the three months ended April 29, 2012, cash generated from operations of $11.1 million helped to fund an increase in cash and cash equivalents of $7.6 million, cash dividends of $1.1 million, capital expenditures of $2.2 million related to our business operating systems and facilities and to pay premiums on Company-owned life insurance of $187,000.

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

We were in compliance with each of these financial covenants at May 5, 2013 and expect to remain in compliance with existing covenants for the foreseeable future.

As of May 5, 2013, we had an aggregate $13.2 million available under our revolving credit facility to fund working capital needs.  Standby letters of credit in the aggregate amount of $1.8 million, used to collateralize certain insurance arrangements and for imported product purchases, were outstanding under the revolving credit facility as of May 5, 2013.  There were no additional borrowings outstanding under the revolving credit facility on May 5, 2013.

We are currently in negotiations to extend or replace our credit facility and expect to have a new agreement in place before the expiration of our current loan agreement on July 31, 2013.

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

We expect to spend between $1.5 million to $3.5 million in capital expenditures during the remainder of the 2014 fiscal year to maintain and enhance our operating systems and facilities. Of these estimated amounts, we expect to spend between $1.3 million and $1.8 million on the implementation of our ERP system in our upholstery segment.

Enterprise Resource Planning

Conversion efforts began for our domestic upholstery units early in the fiscal 2014 first quarter, with full implementation scheduled to be completed during fiscal 2015. Once both segments  are fully operational on the ERP platform, we expect to realize operational efficiencies and cost savings by presenting a single face to our customers and leveraging best practices across the organization.

Cost savings are difficult to quantify until the ERP system becomes fully operational company-wide. We expect to be able to reduce administrative functions which are presently duplicated across our segments and improve our purchasing power and economies of scale.

To complete the ERP system implementation as anticipated, we expect to expend significant financial and human resources. We anticipate spending approximately $4.3 million in additional funds over the remainder of this project, with a significant amount of time invested by our associates.

We refer you to Item “1A. Risk Factors” included in our 2013 Annual Report  for a more complete discussion of the risks involved in our ERP system conversion and implementation.

Share Repurchase Authorization

During the fiscal 2013 first quarter, our board of directors authorized the repurchase of up to $12.5 million of the Company’s common shares. The authorization does not obligate us to acquire a specific number of shares during any period and does not have an expiration date. The authorization may be modified, suspended or discontinued at any time at the discretion of our board of directors. During fiscal 2013, we used approximately $671,000 of the authorization to purchase 57,700 of our common shares (at an average price of $11.63 per share). The Company made no share purchases during the fiscal 2014 first quarter. Approximately $11.8 million remained available for future purchases under the authorization as of the end of the fiscal 2014 first quarter.

New Accounting Pronouncements

In December 2011, the Financial Accounting Standards Board issued Accounting Standards Update No. 2011-12,“Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05,” which deferred the requirement to present on the face of the financial statements items that are reclassified from other comprehensive income to net income. In February 2013, the Financial Accounting Standards Board issued Accounting Standard Update No.2013-02, which finalized the reporting requirements of reclassifications out of accumulated other comprehensive income. We adopted this guidance beginning in the first quarter of fiscal year 2014 when it was required. The adoption of this update did not have a material effect on our condensed consolidated statements of income, financial position or cash flows.

In December 2011, the Financial Accounting Standards Board issued Accounting Standards Update No. 2011-11, “Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities,” which requires disclosure of both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to agreements similar to a master netting arrangements. In January 2013, the Financial Accounting Standards Board issued Accounting Standards Update No. 2013-01, “Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities,” which clarified the scope of Accounting Standards Update No. 2011-11. We adopted this guidance beginning in the first quarter of fiscal year 2014 when it was required. The adoption of this update did not have a material effect on our condensed consolidated statements of income, financial position or cash flows.

Critical Accounting Policies

There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our fiscal 2013 annual report on Form 10-K filed with the SEC on April 19, 2013.

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

▪	our ability to successfully implement our business plan to increase sales and improve financial performance;

▪	the direct and indirect costs associated with the implementation of our Enterprise Resource Planning system, including costs resulting from unanticipated disruptions to our business;

▪	achieving and managing growth and change, and the risks associated with new business lines, acquisitions, restructurings, strategic alliances and international operations

▪	risks associated with distribution through third-party retailers, such as non-binding dealership arrangements;

▪	capital requirements and costs;

▪	competition from non-traditional outlets, such as catalog and internet retailers and home improvement centers;

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

Amounts outstanding under our revolving credit facility would bear interest at variable rates. In the past, we have entered into swap agreements to hedge against the potential impact of increases in interest rates on our floating-rate debt instruments. There was no outstanding balance under our revolving credit facility as of May 5, 2013, other than standby letters of credit in the amount of $1.8 million.  Therefore, a fluctuation in market interest rates of one percentage point (or 100 basis points) would not have a material impact on our results of operations or financial condition.

Item 4.       Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended May 5, 2013.  Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to the Company’s management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure and are effective to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the fiscal quarter ended May 5, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 6.       Exhibits

3.1
Amended and Restated Articles of Incorporation of the Company, as amended March 28, 2003 (incorporated by reference to Exhibit 3.1 of the Company’s Form 10-Q (SEC File No. 000-25349) for the quarter ended February 28, 2003)

3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Form 10-Q (SEC File No. 000-25349) for the quarter ended August 31, 2006)

4.1	Amended and Restated Articles of Incorporation of the Company, as amended (See Exhibit 3.1)

4.2	Amended and Restated Bylaws of the Company (See Exhibit 3.2)

10.1*	Consulting Engagement Letter between the Company and Arthur G. Raymond, Jr., entered May 5, 2013

31.1*	Rule 13a-14(a) Certification of the Company’s principal executive officer

31.2*	Rule 13a-14(a) Certification of the Company’s principal financial officer

32.1*
Rule 13a-14(b) Certification of the Company’s principal executive officer and principal financial officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*+
The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended May 5, 2013, formatted in Extensible Business Reporting Language (“XBRL”): (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of income, (iii) condensed consolidated statements of comprehensive income (iv) condensed consolidated statements of cash flows, and (v) the notes to the condensed consolidated financial statements

____________
*Filed herewith
#Management contract or compensatory plan
+Under Rule 406T of Regulation S-T, this exhibit is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise is not subject to liability under those sections.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOOKER FURNITURE CORPORATION

Date: June 12, 2013	By:	/s/ Paul A. Huckfeldt
Paul A. Huckfeldt
Vice President – Finance and Accounting and Chief Financial Officer