Form 10-Q
period 2013-08-04
HOOKER FURNITURE CORP
filed 2013-09-12
CIK 1077688

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended August 4, 2013

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

Large accelerated Filer ☐	Accelerated filer ☒
Non-accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of September 11, 2013

Common stock, no par value	10,752,982
(Class of common stock)	(Number of shares)

PART I.  FINANCIAL INFORMATION

Item 1.    Financial Statements

HOOKER FURNITURE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, including share data)
(Unaudited)

	August 4,	February 3,
	2013	2013

Assets
Current Assets
Cash and cash equivalents	$28,974	$26,342
Accounts receivable, less allowance for doubtful accounts of $1,068 and $1,249, respectively	26,234	28,272
Inventories	48,494	49,872
Prepaid expenses and other current assets	2,881	3,569
Deferred taxes	1,806	1,612
Total current assets	108,389	109,667
Property, plant and equipment, net	23,347	22,829
Intangible assets	1,257	1,257
Cash surrender value of life insurance policies	18,264	17,360
Deferred taxes	4,300	4,379
Other assets	331	331
Total assets	$155,888	$155,823

Liabilities and Shareholders' Equity
Current Liabilities
Trade accounts payable	$10,801	$11,620
Accrued salaries, wages and benefits	3,073	3,316
Other accrued expenses	1,549	2,531
Total current liabilities	15,423	17,467
Deferred compensation	7,671	7,311
Total liabilities	23,094	24,778

Shareholders' equity
Common stock, no par value, 20,000 shares authorized, 10,753 and 10,746 shares issued and oustanding on each date, respectively	17,471	17,360
Retained earnings	115,155	113,483
Accumulated other comprehensive income	168	202
Total shareholders' equity	132,794	131,045
Total liabilities and shareholders' equity	$155,888	$155,823

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

HOOKER FURNITURE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 4,	July 29,	August 4,	July 29,
	2013	2012	2013	2012

Net sales	$55,301	$50,185	$111,596	$101,915

Cost of sales	42,044	38,920	84,423	79,728

Gross profit	13,257	11,265	27,173	22,187

Selling and administrative expenses	10,617	8,943	21,299	18,337

Operating income	2,640	2,322	5,874	3,850

Other (expense) income, net	(22)	20	(54)	64

Income before income taxes	2,618	2,342	5,820	3,914

Income tax expense	930	868	2,006	1,420

Net income	$1,688	$1,474	$3,814	$2,494

Earnings per share
Basic	$0.16	$0.14	$0.35	$0.23
Diluted	$0.16	$0.14	$0.35	$0.23

Weighted average shares outstanding:
Basic	10,722	10,770	10,719	10,771
Diluted	10,753	10,789	10,749	10,800

Cash dividends declared per share	$0.10	$0.10	$0.20	$0.20

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

HOOKER FURNITURE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 4,	July 29,	August 4,	July 29,
	2013	2012	2013	2012

Net Income	$1,688	$1,474	$3,814	$2,494
Other comprehensive income:
Amortization of actuarial gain	(27)	(14)	(53)	(29)
Income tax effect on amortization of actuarial gains	10	5	19	11
Adjustments to net periodic benefit cost	(17)	(9)	(34)	(18)

Comprehensive Income	$1,671	$1,465	$3,780	$2,476

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

HOOKER FURNITURE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Twenty-Six Weeks Ended
	August 4,	July 29,
	2013	2012
Cash flows from operating activities
Cash received from customers	$113,624	$104,093
Cash paid to suppliers and employees	(103,561)	(95,713)
Income taxes (paid) / received, net	(3,368)	13
Interest paid, net	(47)	(20)
Net cash provided by operating activities	6,648	8,373

Cash flows from investing activities
Purchase of property, plant and equipment	(1,726)	(2,935)
Proceeds received on notes issued for the sale of property, plant and equipment	28	18
Proceeds from the sale of property and equipment	31	598
Premiums paid on company-owned life insurance	(715)	(783)
Proceeds received on company-owned life insurance	516	-
Net cash used in investing activities	(1,866)	(3,102)

Cash flows from financing activities
Cash dividends paid	(2,150)	(2,159)
Purchase and retirement of common stock	-	(142)
Net cash used in financing activities	(2,150)	(2,301)

Net increase in cash and cash equivalents	$2,632	$2,970
Cash and cash equivalents at the beginning of the period	26,342	40,355
Cash and cash equivalents at the end of the period	$28,974	$43,325

Reconciliation of net income to net cash provided by operating activities:
Net income	$3,814	$2,494
Depreciation and amortization	1,186	1,475
Non-cash restricted stock awards and performance grants	333	160
Provision for doubtful accounts	(33)	(13)
Deferred income taxes	(95)	387
Gain on disposal of property	(9)	(39)
Gain on insurance policies	(451)	(460)
Changes in assets and liabilities:
Trade accounts receivable	2,071	2,109
Inventories	1,378	(1,684)
Prepaid expenses and other current assets	406	774
Trade accounts payable	(819)	3,427
Accrued salaries, wages, and benefits	(243)	(1,534)
Accrued income taxes	(751)	1,046
Other accrued expenses	(231)	170
Deferred compensation	92	61
Net cash provided by operating activties	$6,648	$8,373

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

HOOKER FURNITURE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar and share amounts in tables, except per share amounts, in thousands unless otherwise indicated)
(Unaudited)
For the Twenty-Six Weeks Ended August 4, 2013

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

The financial statements contained herein are being filed as part of a quarterly report on Form 10-Q and include:

▪
our results of operations for the thirteen-week period (also referred to as “three months,” “three-month period,” “quarter,” “second quarter” or “quarterly period”) that began May 6, 2013 and the twenty-six week period (also referred to as “six months,” “six-month period” or “first half”) that began February 4, 2013,  which both ended August 4, 2013, compared to the  thirteen-week period that began April 30, 2012 and the twenty-six week period that began January 30, 2012, which both ended July 29, 2012; and

▪	our financial condition as of August 4, 2013 compared to February 3, 2013.

References in these notes to the condensed consolidated financial statements of the Company to:

▪	the 2014 fiscal year and comparable terminology mean the fiscal year that began February 4, 2013 and will end February 2, 2014; and

▪	the 2013 fiscal year and comparable terminology mean the fiscal year that began January 30, 2012 and ended February 3, 2013.

Certain amounts have been reclassified in the prior period financial statements and notes to reflect the current period classification.

2.             Inventories

	August 4,	February 3,
	2013	2013
Finished furniture	$58,042	$58,584
Furniture in process	720	688
Materials and supplies	8,512	8,478
Inventories at FIFO	67,274	67,750
Reduction to LIFO basis	(18,780)	(17,878)
Inventories	$48,494	$49,872

3.             Property, Plant and Equipment

	Depreciable Lives			August 4,	February 3,
	(In years)			2013	2013

Buildings and land improvements	15	-	30	$23,742	$23,680
Computer software and hardware	3	-	10	22,348	22,203
Machinery and equipment	10		10	4,067	3,663
Leasehold improvements	Term of lease			2,727	2,698
Furniture and fixtures	3	-	8	2,068	1,989
Other	5		5	693	703
Total depreciable property at cost				55,645	54,936
Less accumulated depreciation				35,702	34,559
Total depreciable property, net				19,943	20,377
Land				1,152	1,152
Construction-in-progress				2,252	1,300
Property, plant and equipment, net				$23,347	$22,829

At August 4, 2013, construction-in-progress consisted of $1.3 million of expenditures related to our ongoing ERP conversion efforts and $971,000 related to various other projects to enhance our facilities and operations. The increase in machinery and equipment for the first half of 2014 is primarily related to the capitalization of computerized fabric cutting equipment for our upholstery operating segment.

4.             Intangible Assets

	August 4,	February 3,
	2013	2013
Non-amortizable Intangible Assets
Trademarks and trade names - Bradington-Young	$861	$861
Trademarks and trade names - Sam Moore	396	396
Total trademarks and tradenames	1,257	1,257

5.             Accounts Receivable

	August 4,	February 3,
	2013	2013

Trade accounts receivable	$19,994	$22,712
Receivable from factor	7,308	6,809
Allowance for doubtful accounts	(1,068)	(1,249)
Accounts receivable	$26,234	$28,272

“Receivable from factor” represents amounts due with respect to factored accounts receivable. We factor substantially all of our domestically produced upholstery accounts receivable without recourse to us.

Under our factoring agreement, invoices for domestically produced upholstery products are generated and transmitted to our customers, with copies to the factor on a daily basis, as products are shipped to our customers.  The factor collects the amounts due and remits collected funds to us semi-weekly, less factoring fees. We retain ownership of the accounts receivable until the invoices are 90 days past due. At that time, the factor pays us the net invoice amount, less factoring fees, and takes ownership of the accounts receivable. The factor is then entitled to collect the invoices on its own behalf and retain any subsequent remittances. The invoiced amounts are reported as accounts receivable on our condensed consolidated balance sheets, generally when the merchandise is shipped to our customer until payment is received from the factor.

A limited number of our accounts receivable for our domestically produced upholstery are factored with recourse to us. The amounts of these receivables at August 4, 2013 and February 3, 2013 were $410,000 and $130,000, respectively. If the factor is unable to collect the amounts due, invoices are returned to us for collection. We include an estimate of potentially uncollectible receivables in our calculation of our allowance for doubtful accounts.

6.              Earnings Per Share

We refer you to the Earnings Per Share disclosure in Note 1-Summary of Significant Accounting Policies, in our fiscal year 2013 Form 10-K, for additional information concerning the calculation of earnings per share.

We have issued restricted stock awards to non-employee members of the board of directors since 2006 and restricted stock units (RSUs) to certain senior executives since fiscal 2012, under the Company’s Stock Incentive Plan. Each RSU entitles the executive to receive one share of the Company’s common stock if the executive remains continuously employed with the Company through the end of a three-year service period. We expect to continue to grant these types of awards annually in the future. The following table sets forth the number of outstanding restricted stock awards and restricted stock units, net of forfeitures and vested shares, as of the fiscal period-end dates indicated:

	August 4,	February 3,
	2013	2013

Restricted shares	28,614	29,063
Restricted stock units	32,353	32,353
	60,967	61,416

All restricted shares and restricted stock units awarded that have not yet vested are considered when computing diluted earnings per share.  The following table sets forth the computation of basic and diluted earnings per share:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 4,	July 29,	August 4,	July 29,
	2013	2012	2013	2012

Net income	$1,688	$1,474	$3,814	$2,494
Less: Unvested participating restricted stock dividends	3	3	6	3
Net earnings allocated to unvested participating restricted stock	5	-	11	-
Earnings available for common shareholders	1,680	1,471	3,797	2,491

Weighted average shares outstanding for basic earnings per share	10,722	10,770	10,719	10,771
Dilutive effect of unvested restricted stock and RSU awards	31	19	30	29
Weighted average shares outstanding for diluted earnings per share	10,753	10,789	10,749	10,800

Basic earnings per share	$0.16	$0.14	$0.35	$0.23

Diluted earnings per share	$0.16	$0.14	$0.35	$0.23

7.              Long-Term Debt

As of August 4, 2013, we had an aggregate $13.0 million available under our $15.0 million unsecured revolving credit facility to fund working capital needs.  Standby letters of credit in the aggregate amount of $2.0 million, used to collateralize certain insurance arrangements and for imported product purchases, were outstanding under our revolving credit facility as of August 4, 2013.  There were no additional borrowings outstanding under the revolving credit facility on August 4, 2013.  Any principal outstanding under the revolving credit facility is due July 31, 2018.

During the fiscal 2014 second quarter, we amended the loan agreement for our $15 million revolving credit facility. Please refer to “Liquidity, Financial Resources and Capital Expenditures” under Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, for additional discussion of the terms of the amended credit facility.

8.             Employee Benefit Plans

We maintain a supplemental retirement income plan (“SRIP”) for certain former and current executives. The liability for the SRIP at August 4, 2013 and February 3, 2013 was $7.6 million and $7.4 million, respectively, and is shown in our condensed consolidated balance sheets as follows:

	August 4,	February 3,
	2013	2013
Accrued salaries, wages and benefits (current portion)	$379	$379
Deferred compensation (long-term portion)	7,183	7,056
Total liability	$7,562	$7,435

Components of net periodic benefit cost for the SRIP are included in our condensed consolidated statements of income under selling and administrative expenses:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 4,	July 29,	August 4,	July 29,
	2013	2012	2013	2012
Net periodic benefit cost
Service cost	$64	$64	$128	$128
Interest cost	73	74	146	148
Actuarial gain	(26)	(14)	(53)	(29)
Net periodic benefit cost	$111	$124	$221	$247

9.             Income Taxes

We recorded income tax expense of $930,000 for the fiscal 2014 second quarter compared to $868,000 for the comparable prior year period.  The effective tax rates for the fiscal 2014 and 2013 second quarters were 35.5% and 37.1%, respectively.  During the fiscal 2014 second quarter, the State of North Carolina passed legislation reducing their state corporate income tax rate.  As a result, we reduced our effective deferred state tax rate from 3.7% to 3.1%.  In the 2013 fiscal second quarter, we reduced our federal deferred tax rate from 35% to 34%.  The net impact of these two rate adjustments and the lower current state income tax rate reduced our effective tax rate by 3.3 percentage points from fiscal 2013 to fiscal 2014.  This benefit, and larger permanent benefits related to our former captive insurance arrangement (a 1.1 percentage point decrease) were partially offset by a smaller permanent benefit from Company-owned life insurance contracts (a 3.5 percentage point increase).

10.           Segment Information

For financial reporting purposes, we are organized into two operating segments – casegoods furniture and upholstered furniture. Results from our new business initiatives-H Contract and Homeware- are aggregated with the results from our casegoods operating segment. The following table presents segment information for the periods, and of the dates, indicated:

	Thirteen Weeks Ended				Twenty-Six Weeks Ended
	August 4, 2013		July 29, 2012		August 4, 2013		July 29, 2012
		% Net		% Net		% Net		% Net
Net Sales		Sales		Sales		Sales		Sales
Casegoods	$34,839	63.0%	$32,195	64.2%	$70,281	63.0%	$64,940	63.7%
Upholstery	20,462	37.0%	17,990	35.8%	41,315	37.0%	36,975	36.3%
Consolidated	$55,301	100.0%	$50,185	100.0%	$111,596	100.0%	$101,915	100.0%

Gross Profit
Casegoods	$9,148	26.3%	$8,126	25.2%	$19,146	27.2%	$15,574	24.0%
Upholstery	4,109	20.1%	3,139	17.4%	8,027	19.4%	6,613	17.9%
Consolidated	$13,257	24.0%	$11,265	22.5%	$27,173	24.3%	$22,187	21.8%

Operating Income
Casegoods	$1,806	5.2%	$2,372	7.4%	$4,372	6.2%	$3,749	5.8%
Upholstery	834	4.1%	(50)	-0.3%	1,502	3.6%	101	0.3%
Consolidated	$2,640	4.8%	$2,322	4.6%	$5,874	5.3%	$3,850	3.8%

Depreciation & Amortization
Casegoods	$381		$475		$762		$883
Upholstery	220		405		424		592
Consolidated	$601		$880		$1,186		$1,475

Capital Expenditures
Casegoods	$549		$401		$1,227		$1,765
Upholstery	297		323		499		1,170
Consolidated	$846		$724		$1,726		$2,935

	As of August 4, 2013	% Total	As of February 3, 2013	% Total
Total Assets		Assets		Assets
Casegoods	$123,158	79%	$124,509	79.9%
Upholstery	32,730	21%	31,314	20.1%
Consolidated	$155,888	100.0%	$155,823	100.0%

11.            Subsequent Events

Dividends

At its September 4, 2013 meeting, our board of directors declared a quarterly cash dividend of $0.10 per share, payable on September 27, 2013 to shareholders of record at September 13, 2013.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

This quarterly report on Form 10-Q includes our unaudited condensed consolidated financial statements for the thirteen-week period (also referred to as “three months,” “three-month period,” “quarter,” “second quarter” or “quarterly period”) that began May 6, 2013, and the twenty-six week period (also referred to as “six months,” “six-month period” or “first half”) that began February 4, 2013, and which both ended August 4, 2013.  This report discusses our results of operations for these periods compared to the fiscal year 2013 thirteen-week period that began April 30, 2012 and the twenty-six week period that began January 30, 2012, which both ended July 29, 2012 and our financial condition as of August 4, 2013 compared to February 4, 2013.

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

For financial reporting purposes, we are organized into two operating segments – casegoods furniture and upholstered furniture. Results from our new business initiatives, H Contract and Homeware, are aggregated with the results from our casegoods operating segment. Our upholstery segment includes the Bradington-Young, Sam Moore and Seven Seas upholstery product lines. References in this report to “we,” “us,” “our,” “Hooker,” or “the Company” refer to the Hooker Furniture Corporation and our consolidated subsidiaries, unless specifically referring to segment information.

References in this report to:

▪	the 2014 fiscal year and comparable terminology mean the fiscal year that began February 4, 2013 and will end February 2, 2014; and

▪	the 2013 fiscal year and comparable terminology mean the fiscal year that began January 30, 2012 and ended February 3, 2013.

Dollar amounts presented in the tables below are in thousands.

Nature of Operations

Hooker Furniture Corporation is a home furnishings marketing and logistics company offering worldwide sourcing of residential casegoods and upholstery, as well as domestically-produced custom leather and fabric-upholstered furniture. We were incorporated in Virginia in 1924 and are ranked among the nation’s top 10 largest publicly traded furniture sources, based on 2012 shipments to U.S. retailers, according to a 2013 survey published by Furniture Today, a leading trade publication. We are a key resource for residential wood and metal furniture, commonly referred to as “casegoods,” and upholstered furniture.  Our major casegoods product categories include home entertainment, home office, accent, dining and bedroom furniture under the Hooker Furniture brand.  Our residential upholstered seating companies include Bradington-Young, a specialist in upscale motion and stationary leather furniture, and Sam Moore Furniture, a specialist in upscale occasional chairs, settees, sofas and sectional seating with an emphasis on cover-to-frame customization.  An extensive selection of designs and formats, along with finish and cover options, in each of these product categories makes us a comprehensive resource for residential furniture retailers, primarily targeting the upper-medium price range. Our principal customers are retailers of residential home furnishings that are broadly dispersed throughout the United States. Our customers also include home furniture retailers in Canada and in over 20 other countries internationally. Our customers include independent furniture stores, specialty retailers, department stores, catalog and internet merchants, interior designers and national and regional chains.

We launched two new initiatives in fiscal 2014, which are designed to help us reach a broader consumer base: H Contract- which will supply upholstered seating and casegoods to upscale senior living facilities throughout the country and Homeware- featuring customer-assembled, modular upholstered and casegoods products designed for younger and more mobile furniture customers.

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

Current economic and economic-related factors, such as high unemployment and changing consumer priorities have resulted in a somewhat depressed retail environment for discretionary home furnishings and related purchases since 2008. However, the extended weakness in housing and housing-related industries is beginning to show signs of sustained recovery and mostly positive news on housing and consumer confidence is encouraging.

Our lower overhead, variable-cost import operations have driven our profitability over the last few years and provide us with more flexibility to respond to changing demand by adjusting inventory purchases from suppliers. On the other hand, our import model requires a larger investment in inventory and longer production lead times. In addition, we must constantly evaluate our imported furniture suppliers and transition sourcing among suppliers, often located in different countries or regions, when quality concerns or inflationary pressures diminish the value proposition offered by our current suppliers.

Results for our domestic upholstery operations, which have significantly higher overhead and fixed costs than our import operations, have been particularly affected by the decline in demand for home furnishings and experienced operating losses or low operating profitability since our fiscal 2009 second quarter.  Extensive cost reduction efforts over that time have mitigated the effect of the weakness in demand and have resulted in our upholstery segment returning to operating profitability for fiscal 2013 and for the first half of fiscal 2014.

The following are the primary factors that affected our consolidated results of operations for the three and six-month periods ended August 4, 2013:

▪	Consolidated net sales increased approximately 10% in both periods, primarily due to:
o	higher average selling prices in both operating segments both periods;
o	increased unit volume in our upholstery segment in both periods; and

▪	Gross profit increased due to increased sales volume in both segments in both periods, as well as:
o	lower cost of goods sold as a percentage of net sales for our casegoods segment, primarily due to decreased warehousing and distribution expense in the fiscal 2014 second quarter; and
o
lower domestic manufacturing costs as a percent of net sales in our upholstery segment, due to cost reduction initiatives and improved overhead utilization resulting from increased sales volume in both periods.

▪	Selling and administrative expenses increased due to increased sales and a variety of other factors, including start-up costs for our H Contract and Homeware divisions; and

▪	Our upholstery segment reported operating profitability of:
o	$834,000 for the fiscal 2014 second quarter compared to an operating loss of $50,000 for the fiscal 2013 second quarter; and
o	$1.5 million for the fiscal 2014 first half compared to operating income of $101,000 for the fiscal 2013 first half.

Results of Operations

The following table sets forth the percentage relationship to net sales of certain items included in the condensed consolidated statements of income included in this report.

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 4,	July 29,	August 4,	July 29,
	2013	2012	2013	2012
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	76.0	77.6	75.7	78.2
Gross profit	24.0	22.5	24.3	21.8
Selling and administrative expenses	19.2	17.8	19.1	18.0
Operating income	4.8	4.6	5.3	3.8
Other (expense) income, net	-	0.1	-	0.1
Income before income taxes	4.7	4.7	5.2	3.8
Income tax expense	1.7	1.7	1.8	1.4
Net income	3.1	2.9	3.4	2.5

Fiscal 2014 Second Quarter Compared to Fiscal 2013 Second Quarter
Net Sales

	Thirteen Weeks Ended
	August 4, 2013		July 29, 2012		$ Change	% Change
		% Net Sales		% Net Sales
Casegoods	$34,839	63.0%	$32,195	64.2%	$2,644	8.2%
Upholstery	20,462	37.0%	17,990	35.8%	$2,472	13.7%
Consolidated	$55,301	100.0%	$50,185	100.0%	$5,116	10.2%

Unit Volume	FY14 Q2 % Increase vs. FY13 Q2	Average Selling Price	FY14 Q2 % Increase vs. FY13 Q2

Casegoods	0.0%	Casegoods	7.4%
Upholstery	11.1%	Upholstery	2.2%
Consolidated	3.2%	Consolidated	6.2%

The increase in consolidated net sales for the fiscal 2014 second quarter was principally due to higher average selling prices in both segments and increased unit volume in our upholstery segment. Higher average selling prices were primarily the result of a shift in the mix of products sold toward some of our higher-priced items in both segments.  The higher average selling prices were partially offset by increased discounting in our casegoods segment, due to an effort to decrease levels of slow moving and obsolete inventory. During the fiscal 2014 second quarter, we became more aggressive in reducing our inventories of older, slower moving products to make room for new introductions and best sellers.

Gross Profit

	Thirteen Weeks Ended
	August 4, 2013		July 29, 2012		$ Change	% Change
		% Net Sales		% Net Sales
Casegoods	$9,148	26.3%	$8,126	25.2%	$1,022	12.6%
Upholstery	4,109	20.1%	3,139	17.4%	970	30.9%
Consolidated	$13,257	24.0%	$11,265	22.5%	$1,992	17.7%

Consolidated gross profit increased in the fiscal 2014 second quarter, as compared to the fiscal 2013 second quarter, primarily due to:

▪	higher average selling prices in both segments;
▪	lower cost of goods sold as a percentage of net sales in our casegoods segment due to decreased warehousing and distribution expense; and
▪
lower domestic upholstery manufacturing costs as a percentage of net sales, due to cost reduction initiatives and improved overhead utilization resulting from increased sales volume, partially offset by higher labor costs to train new production workers in order to meet demand.

Selling and Administrative Expenses

	Thirteen Weeks Ended
	August 4, 2013		July 29, 2012		$ Change	% Change
		% Net Sales		% Net Sales
Casegoods	$7,342	21.1%	$5,754	17.9%	$1,588	27.6%
Upholstery	3,275	16.0%	3,189	17.7%	86	2.7%
Consolidated	$10,617	19.2%	$8,943	17.8%	$1,674	18.7%

Consolidated selling and administrative expenses increased both in absolute terms and as a percentage of net sales in the fiscal 2014 second quarter compared to the same prior-year period.

Casegoods selling and administrative expenses increased primarily due to:

▪	start-up costs for our H Contract and Homeware initiatives;
▪	an increase in bonus expense due to improved earnings performance as compared to the prior-year period;
▪	an increase in professional service expense due to increased compliance and regulatory costs; and
▪	increased selling expenses due to increased sales.

Upholstery selling and administrative expenses increased in absolute terms in the fiscal 2014 second quarter compared to the same prior-year period, primarily due to increased commissions due to increased sales, partially offset by decreased samples expense.

Operating Income

	Thirteen Weeks Ended
	August 4, 2013		July 29, 2012		$ Change	% Change
		% Net Sales		% Net Sales
Casegoods	$1,806	5.2%	$2,372	7.4%	$(566)	-23.9%
Upholstery	834	4.1%	(50)	-0.3%	884	1768.0%
Consolidated	$2,640	4.8%	$2,322	4.6%	$318	13.7%

Consolidated operating profitability increased for the fiscal 2014 second quarter as compared to the same prior-year period, both as a percentage of net sales and in absolute terms due to the factors discussed above, in addition to improved upholstery operating performance. Startup costs of our new initiatives are reported in the Casegoods segment and account for substantially all of the decrease from the prior year, on an absolute basis.

Income taxes

	Thirteen Weeks Ended
	August 4, 2013		July 29, 2012		$ Change	% Change
		% Net Sales		% Net Sales
Consolidated income tax expense	$930	1.7%	$868	1.7%	$62	7.1%

Effective Tax Rate	35.5%		37.1%

We recorded income tax expense of $930,000 for the fiscal 2014 second quarter compared to $868,000 for the comparable prior year period.  The effective tax rates for the fiscal 2014 and 2013 second quarters were 35.5% and 37.1%, respectively.  During the 2014 fiscal second quarter, the State of North Carolina passed legislation reducing their state corporate income tax rate. As a result, we reduced our effective deferred state tax rate from 3.7% to 3.1%.  In the fiscal 2013 second quarter, we reduced our federal deferred tax rate from 35% to 34%.  The net impact of these two rate adjustments and the lower current state income tax rate reduced our effective tax rate by 3.3 percentage points from fiscal 2013 to fiscal 2014.  This benefit, and larger permanent benefits related to our former captive insurance arrangement (a 1.1 percentage point decrease) were partially offset by a smaller permanent benefit from Company-owned life insurance contracts (a 3.5 percentage point increase).

Net Income

	Thirteen Weeks Ended
	August 4, 2013		July 29, 2012		$ Change	% Change
		% Net Sales		% Net Sales
Consolidated	$1,688	3.1%	$1,474	2.9%	$214	14.5%

Earnings per share	$0.16		$0.14

Fiscal 2014 First Half Compared to Fiscal 2013 First Half

Net Sales

	Twenty-Six Weeks Ended
	August 4, 2013		July 29, 2012		$ Change	% Change
		% Net Sales		% Net Sales
Casegoods	$70,281	63.0%	$64,940	63.7%	$5,341	8.2%
Upholstery	41,315	37.0%	36,975	36.3%	$4,340	11.7%
Consolidated	$111,596	100.0%	$101,915	100.0%	$9,681	9.5%

Unit Volume	FY14 YTD % Increase vs. FY13 YTD	Average Selling Price	FY14 YTD % Increase vs. FY13 YTD

Casegoods	-2.4%	Casegoods	10.3%
Upholstery	5.8%	Upholstery	5.5%
Consolidated	0.0%	Consolidated	9.1%

The increase in consolidated net sales for the fiscal 2014 first half was principally due to higher average selling prices in both segments and increased unit volume in our upholstery segment, partially offset by lower unit volume in our casegoods segment. The higher average selling prices in both segments were primarily the result of a shift in the mix of products sold toward some of our higher priced items. The decrease in casegoods unit volume was primarily due to reduced promotional discounting activity compared to the prior-year period.

Gross Profit

	Twenty-Six Weeks Ended
	August 4, 2013		July 29, 2012		$ Change	% Change
		% Net Sales		% Net Sales
Casegoods	$19,146	27.2%	$15,574	24.0%	$3,572	22.9%
Upholstery	8,027	19.4%	6,613	17.9%	1,414	21.4%
Consolidated	$27,173	24.3%	$22,187	21.8%	$4,986	22.5%

Consolidated gross profit increased in the fiscal 2014 first half, as compared to the fiscal 2013 first half, primarily due to higher sales and average selling prices in both segments, lower domestic upholstery manufacturing costs as a percentage of net sales and lower distribution costs in our casegoods segment.

Selling and Administrative Expenses

	Twenty-Six Weeks Ended
	August 4, 2013		July 29, 2012		$ Change	% Change
		% Net Sales		% Net Sales
Casegoods	$14,774	21.0%	$11,826	18.2%	$2,948	24.9%
Upholstery	6,525	15.8%	6,511	17.6%	14	0.2%
Consolidated	$21,299	19.1%	$18,337	18.0%	$2,962	16.2%

Consolidated selling and administrative expenses increased both in absolute terms and as a percentage of net sales in the fiscal 2014 first half compared to the same prior-year period.

Casegoods selling and administrative expenses increased primarily due to:

▪	start-up costs for our H Contract and Homeware initiatives;
▪	an increase in bonus expense due to improved earnings performance as compared to the prior-year period;
▪	an increase in professional service expense due to increased compliance and regulatory costs; and
▪	an increase in commissions and other selling expenses, due to higher sales volume.

Upholstery selling and administrative expenses were essentially flat to the prior-year period.

Operating Income

	Twenty-Six Weeks Ended
	August 4, 2013		July 29, 2012		$ Change	% Change
		% Net Sales		% Net Sales
Casegoods	$4,372	6.2%	$3,749	5.8%	$623	16.6%
Upholstery	1,502	3.6%	101	0.3%	1,401	1387.1%
Consolidated	$5,874	5.3%	$3,850	3.8%	$2,024	52.6%

Operating profitability increased for the fiscal 2014 first half as compared to the same prior-year period, both as a percentage of net sales and in absolute terms due to the factors discussed above.

Income Taxes

	August 4, 2013		July 29, 2012		$ Change	% Change
		% Net Sales		% Net Sales
Consolidated income tax expense	$2,006	1.8%	$1,420	1.4%	$586	41.3%

Effective Tax Rate	34.5%		36.3%

We recorded income tax expense of $2.0 million for the fiscal 2014 first half compared to $1.4 million for the comparable prior year period.  The effective tax rates for the first half of fiscal 2014 and 2013 were 34.5% and 36.3%, respectively.  Our effective tax rate was lower in the fiscal 2014 first half primarily due to the impact of a reduction in our federal deferred tax rate last year (a 4.1 percentage point increase), which was partially offset by the unfavorable impact of a change to our state deferred tax rate in the current year (a 1.8 percentage point decrease).

Net Income and Earnings Per Share

	Twenty-Six Weeks Ended
	August 4, 2013		July 29, 2012		$ Change	% Change
Net Income		% Net Sales		% Net Sales
Consolidated	$3,814	3.4%	$2,494	2.5%	$1,320	52.9%

Earnings per share	$0.35		$0.23

Outlook

Given the mostly positive macro-economic news over the past year, we are optimistic about our longer-term future, both with our core business and our new ventures. We believe we are positioned to capitalize on continued improvements in the economy as they occur.  In the shorter-term, however, the recovery in furniture sales has been somewhat inconsistent and skewed toward upholstery, which is typically a smaller ticket purchase and has a shorter replacement cycle.  Additionally, the combined impact of rising mortgage rates, slowing new home sales and a moderate softening in retail sales from earlier in the year, could adversely impact our short-term results.

As we enter the second half of fiscal 2014, we have seen increased demand for our products compared to the same period a year ago, which we attribute to the vitality of our freshened line up and somewhat better retail conditions compared to last year. We continue to increase production at our upholstery segment manufacturing facilities, maintain good inventory positions on our best-selling casegoods segment products and promote what we believe to be our strongest product line in several years.

Casegoods Segment

Casegoods sales have been slower to regain their pre-recession momentum, possibly due to the longer life of wood furniture and its higher average purchase prices compared to upholstery. However, we are shipping much better than last year thanks to a much improved inventory position and strength of our best-selling lines. For the first half of fiscal 2014, casegoods shipments were up approximately 8% over the prior-year first-half, which we believe is higher than the average for the casegoods industry as a whole. In the fiscal 2014 second quarter, casegoods orders increased approximately 11% over the prior-year quarter. We expect to continue the elevated levels of casegoods promotional discounting to reduce our inventories of older, slower moving imported products to make room for new introductions, as we did in the fiscal 2014 second quarter.  We expect casegoods product margins to be further tempered by increased discounting as we work down this inventory over the remainder of the year. However, the ultimate effect on margins is largely dependent on the mix of discounted and non-discounted products that we’re able to sell over the second-half of the fiscal year.

Upholstery Segment

We have seen significant improvement in our upholstery segment results since early in the 2013 fiscal year thanks to higher sales volume and to a number of cost control initiatives.  The upholstery segment has higher fixed costs than our casegoods segment, due to the upholstery segment’s domestic manufacturing operations.  To mitigate the impact of sales declines in recent years, we streamlined our upholstery operations by improving efficiency, reducing overhead, operating costs and adjusting capacity to better match costs to current and expected sales volume levels. Further significant cost reductions in our upholstery segment will be challenging. Future profitability increases will continue to require us to increase sales while maintaining gross margins at, or close to, current levels.

We believe both of our upholstery segment product lines are gaining market share due to:

▪	the expansion of Sam Moore’s product offering to include sofas, sectionals, recliners and ottomans, in addition to the core decorative chair line; and

▪
the success of Bradington-Young’s Comfort@Home gallery program, which is now in approximately 150 retailers.  Growth among our Comfort @ Home dealers has outpaced the rest of our dealer base and the Comfort @ Home program now drives approximately 35% of our domestic leather business.

At Sam Moore, the challenge of increasing production, expanding capacity and manufacturing productivity has proven greater than expected.  Over the last several quarters, we have continued to hire new manufacturing associates, but it typically takes at least three months before a new sewer or upholsterer makes a direct contribution. Consequently, we have incurred significant training and overtime costs. Due to these production challenges and increased sales, our order backlog was 75% higher at the end of the fiscal 2014 second quarter as compared to the end of the 2013 second quarter. We believe that once we reduce our order backlog and increase capacity, the additional shipment volume and improved labor efficiency will result in increased profitability. As we move forward, we also expect to reduce our training and overtime costs for additional savings. While the progress has been slower than we would like, we are optimistic about the long-term future for both sales and profitability at Sam Moore.

We continue to face inflationary pressures on leather and other upholstery raw materials, especially leather, foam and plywood. We passed along a price increase that went into effect during the fiscal 2014 second quarter. Since then, it appears that leather prices have stabilized for the short-term.

Leather and raw materials inflation is even more of a challenge for our imported Seven Seas Seating line, since it is positioned as a more affordable, moderately- priced leather line and is in a more price-sensitive niche. In order to mitigate the impact of leather and raw materials inflation we are aggressively expanding product offerings in our Seven Seas product line and expect to introduce stationary sofas and sectionals at some very attractive wholesale price points at the October 2014 High Point Furniture Market.

We expect to be successful in passing price increases along in both the casegoods and upholstery segments; however, the magnitude of the impact on the demand for these products is uncertain.

New Initiatives

Our H Contract product line, which will supply upholstered seating and casegoods to upscale senior living facilities throughout the country, officially launched early in the fiscal 2014 second quarter. It has been well received in initial meetings with designers, architects and end-users across the country and H Contract products have been included in a number of upcoming projects, which should have sales implications well into the next fiscal year.

Our Homeware product line, featuring customer-assembled, modular upholstered and casegoods products designed for younger and more mobile furniture customers, officially launched in August 2013 on two major home furnishings e-commerce websites. During the fiscal third quarter, we added a third e-commerce partner. We offered our first major Homeware product promotion during and shortly after the Labor Day holiday in the fiscal 2014 third quarter. Initial exposure and sales for the Homeware were positive; however, we expect it to take some time to build the Homeware brand.

Startup costs associated with both new product lines were approximately $1.0 million before tax, and $657,000 after-tax, or $0.06 per share in the fiscal 2014 first half. We expect startup costs for these product lines will negatively impact net income by approximately $0.12 to $0.15 per share for the 2014 fiscal year. Results from these new business initiatives are aggregated with the results from our casegoods operating segment.

As we progress through the remainder of the year, we will continue to focus on:

▪	pursuing additional distribution channels, including through our new H Contract and Homeware initiatives;
▪	controlling costs;
▪	adjusting product pricing on our main-line products in order to mitigate inflation and improve margins;
▪	achieving proper inventory levels, while optimizing product availability on best-selling items;
▪	sourcing product from cost-competitive locations and from quality-conscious sourcing partners and strengthening our relationships with key vendors;
▪	offering an array of new products and designs, which we believe will help generate additional sales; and
▪	upgrading and refining our information systems capabilities to support our business.

Financial Condition, Liquidity and Capital Resources

Balance Sheet and Working Capital

The following chart shows changes in our total assets, current assets, current liabilities, net working capital and working capital ratio during the first half of fiscal 2014:

	Balance Sheet and Working Capital
	August 4, 2013	February 3, 2013	$ Change

Total Assets	$155,888	$155,823	$65

Cash	$28,974	$26,342	$2,632
Trade Receivables	26,234	28,272	(2,038)
Inventories	48,494	49,872	(1,378)
Prepaid Expenses & Other	4,687	5,181	(494)

Total Current Assets	$108,389	$109,667	$(1,278)

Trade Accounts Payable	$10,801	$11,620	$(819)
Accrued Salaries, Wages and Benefits	3,073	3,316	(243)
Other Accrued Expenses	1,549	2,531	(982)

Total Current Liabilities	$15,423	$17,467	$(2,044)

Net Working Capital	$92,966	$92,200	$766

Working Capital Ratio	7.0 to 1	6.3 to 1

As of August 4, 2013, total assets are essentially flat compared to February 3, 2013, primarily due to increased cash and cash equivalents, net property, plant and equipment and cash surrender value of Company-owned life insurance, offset by decreased trade receivables, inventories and prepaid expenses and other current assets.

▪	Cash increased due primarily to the reduction of inventories and accounts receivable.
▪
Property, plant and equipment, net, increased primarily due to expenditures related to our ongoing ERP efforts and other capital projects to enhance our facilities and operations, partially offset by normal depreciation.

▪	Cash surrender value of Company-owned life insurance increased due to premiums paid during the first half of fiscal 2014.
▪	Trade receivables decreased due to cash collections in excess of net sales during the fiscal 2014 first half.
▪	Inventory decreased as we moved past the inventory build-up around Chinese New Year and from our efforts to match inventory levels with projected demand.
▪	Prepaid expenses and other current assets decreased due to the receipt of $1.0 million in proceeds on a Company-owned life insurance policy during the first half of fiscal 2014.

 The increase in net working capital (current assets less current liabilities) reflects a smaller decrease in current assets than in current liabilities. Current assets decreased primarily due to decreased inventories and trade receivables. Current liabilities decreased primarily due to decreases in other accrued expenses and trade accounts payable.

▪	Trade accounts payable decreased due to lower import purchases during the fiscal 2014 first half.
▪	Other accrued expenses decreased from year end levels due primarily to the payment of accrued income taxes payable during the fiscal 2014 first quarter.

Cash Flows – Operating, Investing and Financing Activities

	Twenty-Six Weeks Ended
	August 4,	July29,
	2013	2012
Net cash provided by operating activities	$6,648	$8,373
Net cash used in investing activities	(1,866)	(3,102)
Net cash used in financing activities	(2,150)	(2,301)
Net increase in cash and cash equivalents	$2,632	$2,970

During the six months ended August 4, 2013, cash generated from operations of $6.6 million and $516,000 in proceeds received from Company-owned life insurance policies helped to fund an increase in cash and cash equivalents of $2.6 million, cash dividends of $2.2 million, capital expenditures of $1.7 million to enhance our business systems and facilities and to pay premiums of $715,000 on Company-owned life insurance policies.

In comparison, during the six months ended July 29, 2012, cash generated from operations of $8.4 million and $598,000 in proceeds from the sale of our former Cherryville, NC upholstery plant helped to fund an increase in cash and cash equivalents of $3.0 million, capital expenditures of $2.9 million related to our business operating systems and facilities, cash dividends of $2.2 million, premiums on officers’ life insurance of $783,000 and repurchases of our common stock of $142,000.

Liquidity, Financial Resources and Capital Expenditures

We believe that we have  the financial resources (including available cash and cash equivalents, expected cash flow from operations, lines of credit and the cash surrender value of Company-owned life insurance) needed to meet business requirements for the foreseeable future, including capital expenditures, and working capital, as well as to pay regular quarterly cash dividends on our common stock. Cash flow from operations is highly dependent on incoming order rates and our operating performance.

As of August 4, 2013, we had an aggregate $13.0 million available under our revolving credit facility to fund working capital needs. Standby letters of credit in the aggregate amount of $2.0 million, used to collateralize certain insurance arrangements and for imported product purchases, were outstanding under the revolving credit facility as of August 4, 2013.  There were no additional borrowings outstanding under the revolving credit facility on August 4, 2013.

Factoring Arrangement

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

Loan Agreement and Revolving Credit Facility

During the fiscal 2014 second quarter, we amended our $15 million unsecured revolving credit facility under a loan agreement with Bank of America, N.A., which was originally entered into on December 7, 2010 and was scheduled to expire on July 31, 2013.

The amendment:

▪	Extended the maturity date of the Loan Agreement to July 31, 2018;
▪	Allows the Company to permanently terminate or reduce the $15 million revolving commitment under the loan agreement without penalty;
▪	Adjusted the procedure for calculating the rate of interest that applies to amounts outstanding under the loan agreement (USD LIBOR adjusted monthly); and
▪	Changed the facility’s unused commitment fee to a flat 0.20% of the unused commitment per quarter, rather than being based on the Company’s funded debt to EBITDA ratio.

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

We were in compliance with each of these financial covenants at August 4, 2013 and expect to remain in compliance with existing covenants for the foreseeable future.

Capital Expenditures

We expect to spend between $1.5 million to $2.0 million in capital expenditures during the remainder of the 2014 fiscal year to maintain and enhance our operating systems and facilities. Of these estimated amounts, we expect to spend between $700,000 and $1.2 million on the implementation of our ERP system in our upholstery segment during the remainder of fiscal 2014.

To complete the ERP system implementation as anticipated, we expect to expend significant financial and human resources. We anticipate spending approximately $3.7 million in additional funds over the remainder of this project, as well as a significant amount of time invested by our associates.

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

Share Repurchase Authorization

During the fiscal 2013 first quarter, our board of directors authorized the repurchase of up to $12.5 million of the Company’s common shares. The authorization does not obligate us to acquire a specific number of shares during any period and does not have an expiration date. The authorization may be modified, suspended or discontinued at any time at the discretion of our board of directors. During fiscal 2013, we used approximately $671,000 of the authorization to purchase 57,700 of our common shares (at an average price of $11.63 per share). The Company made no share purchases during the fiscal 2014 first or second quarters. Approximately $11.8 million remained available for future purchases under the authorization as of the end of the fiscal 2014 second quarter.

New Accounting Pronouncements

In December 2011, the Financial Accounting Standards Board issued Accounting Standards Update No. 2011-12, “Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05,” which deferred the requirement to present on the face of the financial statements items that are reclassified from other comprehensive income to net income. In February 2013, the Financial Accounting Standards Board issued Accounting Standard Update No.2013-02, which finalized the reporting requirements of reclassifications out of accumulated other comprehensive income. We adopted this guidance beginning in the first quarter of fiscal year 2014 when it was required. The adoption of this update did not have a material effect on our statements of income, financial position or cash flows.

In December 2011, the Financial Accounting Standards Board issued Accounting Standards Update No. 2011-11, “Balance Sheet Topic 210: Disclosures about Offsetting Assets and Liabilities,” which requires disclosure of both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to agreements similar to a master netting arrangements. In January 2013, the Financial Accounting Standards Board issued Accounting Standards Update No. 2013-01, “Balance Sheet Topic (210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities,” which clarified the scope of Accounting Standards Update No. 2011-11. We adopted this guidance beginning in the first quarter of fiscal year 2014 when it was required. The adoption of this update did not have a material effect on our statements of income, financial position or cash flows.

Critical Accounting Policies

There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our fiscal 2013 annual report on Form 10-K filed with the SEC on April 19, 2013.

Forward-Looking Statements

Certain statements made in this report, including under Part I, Item 2 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in the notes to the condensed consolidated financial statements included in this report, are not based on historical facts, but are forward-looking statements.  These statements reflect our reasonable judgment with respect to future events and typically can be identified by the use of forward-looking terminology such as “believes,” “expects,” “projects,” “intends,” “plans,” “may,” “will,” “should,” “would,” “could”  or “anticipates,” or the negative thereof, or other variations thereon, or comparable terminology, or by discussions of strategy.  Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements.  Those risks and uncertainties include but are not limited to:

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

Amounts outstanding under our revolving credit facility would bear interest at variable rates. In the past, we have entered into swap agreements to hedge against the potential impact of increases in interest rates on our floating-rate debt instruments. There was no outstanding balance under our revolving credit facility as of August 4, 2013, other than standby letters of credit in the amount of $2.0 million.  Therefore, a fluctuation in market interest rates of one percentage point (or 100 basis points) would not have a material impact on our results of operations or financial condition.

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended August 4, 2013.  Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to the Company’s management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure and are effective to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the fiscal quarter ended August 4, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

10.1
Amendment No. 2 to Loan Agreement, dated as of July 26, 2013, between Bank of America, N.A. and the Company (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (SEC File No. 000-25349) filed on July 31, 2013)

31.1*	Rule 13a-14(a) Certification of the Company’s principal executive officer

31.2*	Rule 13a-14(a) Certification of the Company’s principal financial officer

32.1*
Rule 13a-14(b) Certification of the Company’s principal executive officer and principal financial officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*
The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended August 4, 2013, formatted in Extensible Business Reporting Language (“XBRL”): (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of income, (iii) consolidated statements of comprehensive income (iv) condensed consolidated statements of cash flows, and (v) the notes to the condensed consolidated financial statements

____________
*Filed herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOOKER FURNITURE CORPORATION

Date: September 12, 2013	By:	/s/ Paul A. Huckfeldt
Paul A. Huckfeldt
Senior Vice President – Finance and Accounting and Chief Financial Officer