Form 10-Q
period 2013-11-03
HOOKER FURNITURE CORP
filed 2013-12-12
CIK 1077688

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended November 3, 2013

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of December 9, 2013.

Common stock, no par value	10,752,982
(Class of common stock)	(Number of shares)

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

HOOKER FURNITURE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, including share data)
(Unaudited)

	November 3,	February 3,
	2013	2013

Assets
Current Assets
Cash and cash equivalents	$29,946	$26,342
Accounts receivable, less allowance for doubtful accounts of $1,082 and $1,249, respectively	26,545	28,272
Inventories	48,995	49,872
Prepaid expenses and other current assets	3,075	3,569
Deferred taxes	2,071	1,612
Total current assets	110,632	109,667
Property, plant and equipment, net	23,594	22,829
Intangible assets	1,382	1,257
Cash surrender value of life insurance policies	18,501	17,360
Deferred taxes	4,321	4,379
Other assets	332	331
Total assets	$158,762	$155,823

Liabilities and Shareholders' Equity
Current Liabilities
Trade accounts payable	$12,271	$11,620
Accrued salaries, wages and benefits	3,068	3,316
Other accrued expenses	1,695	2,531
Total current liabilities	17,034	17,467
Deferred compensation	7,851	7,311
Total liabilities	24,885	24,778

Shareholders' equity
Common stock, no par value, 20,000 shares authorized, 10,753 and 10,746 shares issued and oustanding on each date, respectively	17,528	17,360
Retained earnings	116,197	113,483
Accumulated other comprehensive income	152	202
Total shareholders' equity	133,877	131,045
Total liabilities and shareholders' equity	$158,762	$155,823

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

HOOKER FURNITURE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 3,	October 28,	November 3,	October 28,
	2013	2012	2013	2012

Net sales	$59,125	$56,803	$170,721	$158,718

Cost of sales	45,527	43,243	129,950	122,971

Gross profit	13,598	13,560	40,771	35,747

Selling and administrative expenses	10,443	9,781	31,742	28,118

Operating income	3,155	3,779	9,029	7,629

Other income (expense), net	9	34	(45)	98

Income before income taxes	3,164	3,813	8,984	7,727

Income tax expense	1,048	1,379	3,054	2,799

Net income	$2,116	$2,434	$5,930	$4,928

Earnings per share
Basic	$0.20	$0.23	$0.55	$0.46
Diluted	$0.20	$0.23	$0.55	$0.46

Weighted average shares outstanding:
Basic	10,724	10,723	10,721	10,755
Diluted	10,753	10,742	10,748	10,787

Cash dividends declared per share	$0.10	$0.10	$0.30	$0.30

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

HOOKER FURNITURE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 3,	October 28,	November 3,	October 28,
	2013	2012	2013	2012

Net Income	$2,116	$2,434	$5,930	$4,928
Other comprehensive income:
Amortization of actuarial gain	(27)	(14)	(81)	(43)
Income tax effect on amortization of actuarial gains	10	5	30	16
Adjustments to net periodic benefit cost	(17)	(9)	(51)	(27)

Comprehensive Income	$2,099	$2,425	$5,879	$4,901

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

HOOKER FURNITURE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Thirty-Nine Weeks Ended
	November 3,	October 28,
	2013	2012
Cash flows from operating activities
Cash received from customers	$172,409	$155,192
Cash paid to suppliers and employees	(158,704)	(153,368)
Income taxes paid, net	(3,904)	(900)
Interest paid, net	(14)	(28)
Net cash provided by operating activities	9,787	896

Cash flows from investing activities
Purchase of property, plant and equipment	(2,608)	(3,850)
Proceeds received on notes issued for the sale of property, plant and equipment	30	24
Proceeds from the sale of property and equipment	31	403
Acquisition of Homeware.com URL	(125)	-
Premiums paid on company-owned life insurance	(802)	(870)
Proceeds received on company-owned life insurance	516	-
Net cash used in investing activities	(2,958)	(4,293)

Cash flows from financing activities
Cash dividends paid	(3,225)	(3,235)
Purchase and retirement of common stock	-	(671)
Net cash used in financing activities	(3,225)	(3,906)

Net increase (decrease) in cash and cash equivalents	$3,604	$(7,303)
Cash and cash equivalents at the beginning of the period	26,342	40,355
Cash and cash equivalents at the end of the period	$29,946	$33,052

Reconciliation of net income to net cash provided by operating activities:
Net income	$5,930	$4,928
Depreciation and amortization	1,818	2,248
Non-cash restricted stock awards and performance grants	500	300
Provision for doubtful accounts	(191)	(87)
Deferred income taxes	(331)	260
Gain on disposal of property	(6)	(45)
Gain on insurance policies	(480)	(545)
Changes in assets and liabilities:
Trade accounts receivable	1,918	(3,562)
Inventories	877	(4,718)
Prepaid expenses and other current assets	46	160
Trade accounts payable	651	171
Accrued salaries, wages and benefits	(248)	(270)
Accrued income taxes	(519)	1,636
Other accrued expenses	(317)	303
Deferred compensation	139	117
Net cash provided by operating activties	$9,787	$896

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

HOOKER FURNITURE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar and share amounts in tables, except per share amounts, in thousands unless otherwise indicated)
(Unaudited)
For the Thirteen and Thirty-Nine Weeks Ended November 3, 2013

1.           Preparation of Interim Financial Statements

The condensed consolidated financial statements of Hooker Furniture Corporation and subsidiaries (referred to as “we,” “us,” “our,” “Hooker” or the “Company”) have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”).  In the opinion of management, these statements include all adjustments necessary for a fair statement of the results of all interim periods reported herein.  All such adjustments are of a normal recurring nature.  Certain information and footnote disclosures prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) are condensed or omitted pursuant to SEC rules and regulations.  However, we believe that the disclosures made are adequate for a fair presentation of our results of operations and financial position.  Operating results for the interim periods reported herein may not be indicative of the results expected for the fiscal year.  These financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in our annual report on Form 10-K for the fiscal year ended February 3, 2013 (“2013 Annual Report”).

The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect both the reported amounts of assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from our estimates.

The financial statements contained herein are being filed as part of a quarterly report on Form 10-Q and include:

▪
our results of operations for the thirteen-week period (also referred to as “three months,” “three-month period,” “quarter,” “third quarter” or “quarterly period”) that began August 5, 2013 and the thirty-nine week period (also referred to as “nine months,” or “nine-month period”) that began February 4, 2013, which both ended November 3, 2013, compared to the thirteen-week period that began July 30, 2012 and the thirty-nine week period that began January 30, 2012, which both ended October 28, 2012; and

▪	our financial condition as of November 3, 2013 compared to February 3, 2013.

References in these notes to the condensed consolidated financial statements of the Company to:

▪	the 2014 fiscal year and comparable terminology mean the fiscal year that began February 4, 2013 and will end February 2, 2014; and

▪	the 2013 fiscal year and comparable terminology mean the fiscal year that began January 30, 2012 and ended February 3, 2013.

Certain amounts have been reclassified in the prior-period financial statements and notes to reflect the current-period classification.

2.           Accounts Receivable

	November 3,	February 3,
	2013	2013

Trade accounts receivable	$19,886	$22,712
Receivable from factor	7,741	6,809
Allowance for doubtful accounts	(1,082)	(1,249)
Accounts receivable	$26,545	$28,272

“Receivable from factor” represents amounts due with respect to factored accounts receivable. We factor substantially all of our domestically produced upholstery accounts receivable without recourse to us.

Under our factoring agreement, invoices for domestically produced upholstery products are generated and transmitted to our customers, with copies to the factor on a daily basis, as products are shipped to our customers.  The factor collects the amounts due and remits collected funds to us semi-weekly, less factoring fees. We retain ownership of the accounts receivable until the invoices are 90 days past due. At that time, the factor pays us the net invoice amount, less factoring fees, and takes ownership of the accounts receivable. The factor is then entitled to collect the invoices on its own behalf and retain any subsequent remittances. The invoiced amounts are reported as accounts receivable on our condensed consolidated balance sheets, generally from the date the merchandise is shipped to our customer until payment is received from the factor.

A limited number of our accounts receivable for our domestically produced upholstery are factored with recourse to us. The amounts of these receivables at November 3, 2013 and February 3, 2013 were $315,000 and $130,000, respectively. If the factor is unable to collect the amounts due, invoices are returned to us for collection. We include an estimate of potentially uncollectible receivables in our calculation of our allowance for doubtful accounts.

3.           Inventories

	November 3,	February 3,
	2013	2013
Finished furniture	$58,748	$58,584
Furniture in process	918	688
Materials and supplies	8,435	8,478
Inventories at FIFO	68,101	67,750
Reduction to LIFO basis	(19,106)	(17,878)
Inventories	$48,995	$49,872

4.           Property, Plant and Equipment

	Depreciable Lives			November 3,	February 3,
	(In years)			2013	2013

Buildings and land improvements	15	-	30	$23,957	$23,680
Computer software and hardware	3	-	10	22,446	22,203
Machinery and equipment			10	4,495	3,663
Leasehold improvements	Term of lease			2,763	2,698
Furniture and fixtures	3	-	8	2,180	1,989
Other			5	693	703
Total depreciable property at cost				56,534	54,936
Less accumulated depreciation				36,258	34,559
Total depreciable property, net				20,276	20,377
Land				1,152	1,152
Construction-in-progress				2,166	1,300
Property, plant and equipment, net				$23,594	$22,829

At November 3, 2013, construction-in-progress consisted of $1.1 million of expenditures related to our ongoing Enterprise Resource Planning (ERP) conversion efforts and $1.1 million related to various other projects to enhance our facilities and operations. The increase in machinery and equipment for the first nine months of 2014 is primarily related to the capitalization of computerized fabric cutting equipment for our upholstery operating segment.

5.           Intangible Assets

	November 3,	February 3,
	2013	2013
Non-amortizable Intangible Assets
Trademarks and trade names - Bradington-Young	$861	$861
Trademarks and trade names - Sam Moore	396	396
URL- Homeware.com	125	-
Total trademarks and tradenames	1,382	1,257

We purchased the Homeware.com URL during the fiscal 2014 third quarter.

6.           Long-Term Debt

As of November 3, 2013, we had an aggregate $12.9 million available under our $15.0 million unsecured revolving credit facility to fund working capital needs.  Standby letters of credit in the aggregate amount of $2.1 million, used to collateralize certain insurance arrangements and for imported product purchases, were outstanding under our revolving credit facility as of November 3, 2013.  There were no additional borrowings outstanding under the revolving credit facility on November 3, 2013.  Any principal outstanding under the revolving credit facility is due July 31, 2018.

7.           Employee Benefit Plans

We maintain a supplemental retirement income plan (“SRIP”) for certain former and current executives. The liability for the SRIP at November 3, 2013 and February 3, 2013 was $7.6 million and $7.4 million, respectively, and is shown in our condensed consolidated balance sheets as follows:

	November 3,	February 3,
	2013	2013
Accrued salaries, wages and benefits (current portion)	$379	$379
Deferred compensation (long-term portion)	7,256	7,056
Total liability	$7,635	$7,435

Components of net periodic benefit cost for the SRIP are included in our condensed consolidated statements of income under selling and administrative expenses:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 3,	October 28,	November 3,	October 28,
	2013	2012	2013	2012
Net periodic benefit cost
Service cost	$64	$64	$192	$191
Interest cost	73	74	219	223
Actuarial gain	(26)	(15)	(79)	(44)
Net periodic benefit cost	$111	$123	$332	$370

8.           Earnings Per Share

We refer you to the Earnings Per Share disclosure in Note 1-Summary of Significant Accounting Policies, in the financial statements included in our 2013 Annual Report, for additional information concerning the calculation of earnings per share.

We have issued, under the Company’s Stock Incentive Plan, restricted stock awards to non-employee members of the board of directors since 2006 and restricted stock units (RSUs) to certain senior executives since fiscal 2012. Each RSU entitles the executive to receive one share of the Company’s common stock if the executive remains continuously employed with the Company through the end of a three-year service period. We expect to continue to grant these types of awards annually in the future. The following table sets forth the number of outstanding restricted stock awards and RSUs, net of forfeitures and vested shares, as of the fiscal period-end dates indicated:

	November 3,	February 3,
	2013	2013

Restricted shares	28,614	29,063
Restricted stock units	32,353	32,353
	60,967	61,416

All restricted shares and RSUs awarded that have not yet vested are considered when computing diluted earnings per share.  The following table sets forth the computation of basic and diluted earnings per share:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 3,	October 28,	November 3,	October 28,
	2013	2012	2013	2012

Net income	$2,116	$2,434	$5,930	$4,928
Less: Unvested participating restricted stock dividends	3	3	9	3
Net earnings allocated to unvested participating restricted stock	6	-	16	-
Earnings available for common shareholders	2,107	2,431	5,905	4,925

Weighted average shares outstanding for basic earnings per share	10,724	10,723	10,721	10,755
Dilutive effect of unvested restricted stock and RSU awards	29	19	27	32
Weighted average shares outstanding for diluted earnings per share	10,753	10,742	10,748	10,787

Basic earnings per share	$0.20	$0.23	$0.55	$0.46

Diluted earnings per share	$0.20	$0.23	$0.55	$0.46

9.           Income Taxes

We recorded income tax expense of $1.0 million for the fiscal 2014 third quarter, compared to $1.4 million for the comparable prior-year period.  The effective tax rates for the fiscal 2014 and 2013 third quarters were 33.1% and 36.2%, respectively. Our lower rate in the current year quarter is primarily due to the effect of permanent benefits for Company-owned life insurance and distributions from our former captive insurance arrangement being larger in relation to our pre-tax income. Additionally, during the fiscal 2014 third quarter, we established a reserve of $48,000 for an uncertain tax position related to the use of a state loss carryforward claimed on a state tax return.

We recorded income tax expense of $3.1 million for the first three quarters of fiscal 2014, compared to $2.8 million for the comparable prior-year period.  The effective tax rates for the first three quarters of fiscal 2014 and 2013 were 34.0% and 36.2%, respectively.  Our effective tax rate was impacted in both years by changes in our deferred tax rates, however the impact of a change in our federal deferred tax rate recorded in fiscal 2013 was more than twice the magnitude of the change to our state deferred tax asset in the current year. The difference between these two adjustments accounts for substantially all of the effective rate difference from year to year.

10.         Segment Information

For financial reporting purposes, we are organized into two operating segments – casegoods furniture and upholstered furniture. Results from our new H Contract and Homeware business initiatives, and the elimination of intercompany sales and profits related to these businesses, are aggregated with the results from our casegoods operating segment. The following table presents segment information for the periods, and as of the dates, indicated:

	Thirteen Weeks Ended				Thirty-Nine Weeks Ended
	November 3, 2013		October 28, 2012		November 3, 2013		October 28, 2012
		% Net		% Net		% Net		% Net
Net Sales		Sales		Sales		Sales		Sales
Casegoods	$37,716	63.8%	$36,508	64.3%	$107,996	63.3%	$101,447	63.9%
Upholstery	21,409	36.2%	20,295	35.7%	62,725	36.7%	57,271	36.1%
Consolidated	$59,125	100.0%	$56,803	100.0%	$170,721	100.0%	$158,718	100.0%

Gross Profit
Casegoods	$9,620	25.5%	$9,580	26.2%	$28,766	26.6%	$25,154	24.8%
Upholstery	3,978	18.6%	3,980	19.6%	12,005	19.1%	10,593	18.5%
Consolidated	$13,598	23.0%	$13,560	23.9%	$40,771	23.9%	$35,747	22.5%

Operating Income
Casegoods	$2,612	6.9%	$3,212	8.8%	$6,984	6.5%	$6,960	6.9%
Upholstery	543	2.5%	567	2.8%	2,045	3.3%	669	1.2%
Consolidated	$3,155	5.3%	$3,779	6.7%	$9,029	5.3%	$7,629	4.8%

Depreciation &
Amortization
Casegoods	$388		$538		$1,150		$1,421
Upholstery	245		235		668		827
Consolidated	$633		$773		$1,818		$2,248

Capital Expenditures
Casegoods	$590		$617		$1,817		$2,382
Upholstery	292		298		791		1,468
Consolidated	$882		$915		$2,608		$3,850

	As of November 3, 2013	% Total	As of February 3, 2013	% Total
Total Assets		Assets		Assets
Casegoods	$123,656	77.9%	124,509	79.9%
Upholstery	35,106	22.1%	31,314	20.1%
Consolidated	$158,762	100.0	155,823	100.0%

11.      Subsequent Events

Dividends

On November 26, 2013, our board of directors declared a quarterly cash dividend of $0.10 per share, payable on December 27, 2013 to shareholders of record at December 12, 2013.

Item 2.                        Management’s Discussion and Analysis of Financial Condition and Results of Operations

This quarterly report on Form 10-Q includes our unaudited condensed consolidated financial statements for the thirteen-week period (also referred to as “three months,” “three-month period,” “quarter,” “third quarter” or “quarterly period”) that began August 5, 2013 and the thirty-nine week period (also referred to as “nine months” or “nine-month period”) that began February 4, 2013, which both ended November 3, 2013.  This report discusses our results of operations for these periods compared to the fiscal year 2013 thirteen-week period that began July 30, 2012 and the thirty-nine week period that began January 30, 2012, which both ended October 28, 2012, and our financial condition as of November 3, 2013 compared to February 3, 2013.

We encourage users of this report to familiarize themselves with all of our recent public filings made with the Securities and Exchange Commission (“SEC”), especially our 2013 annual report on Form 10-K (“2013 Annual Report”) filed with the SEC on April 19, 2013. Our 2013 Annual Report contains critical information regarding known risks and uncertainties that we face, critical accounting policies and information on commitments and contractual obligations that are not reflected in our consolidated financial statements, as well as a more thorough and detailed  discussion of our corporate strategy and new business initiatives. Our 2013 Annual Report and our other public filings made with the SEC are available, without charge, at www.sec.gov and at http://investors.hookerfurniture.com.

For financial reporting purposes, we are organized into two operating segments – casegoods furniture and upholstered furniture. Results from our new H Contract and Homeware business initiatives, and the elimination of intercompany sales and profits related to these businesses, are aggregated with the results from our casegoods operating segment. Our upholstery segment includes the Bradington-Young, Sam Moore and Seven Seas upholstery product lines. References in this report to “we,” “us,” “our,” “Hooker,” or “the Company” refer to Hooker Furniture Corporation and our consolidated subsidiaries, unless specifically referring to segment information.
References in this report to:

▪	the 2014 fiscal year and comparable terminology mean the fiscal year that began February 4, 2013 and will end February 2, 2014; and

▪	the 2013 fiscal year and comparable terminology mean the fiscal year that began January 30, 2012 and ended February 3, 2013.

Dollar amounts presented in the tables below are in thousands.

Nature of Operations

Hooker Furniture Corporation is a home furnishings marketing and logistics company offering worldwide sourcing of residential casegoods and upholstery, as well as domestically produced custom leather and fabric-upholstered furniture. We were incorporated in Virginia in 1924 and are ranked among the nation’s top 10 largest publicly traded furniture sources, based on 2012 shipments to U.S. retailers, according to a 2013 survey published by Furniture Today, a leading trade publication. We are a key resource for residential wood and metal furniture, commonly referred to as “casegoods,” and upholstered furniture.  Our major casegoods product categories include home entertainment, home office, accent, dining and bedroom furniture under the Hooker Furniture brand.  Our residential upholstered seating brands include Bradington-Young, a specialist in upscale motion and stationary leather furniture, Sam Moore Furniture, a specialist in upscale occasional chairs, settees, sofas and sectional seating with an emphasis on cover-to-frame customization, and Seven Seas, an imported leather-upholstered furniture line with products targeted at the medium and upper-medium price ranges.  An extensive selection of designs and formats, along with finish and cover options, in each of these product categories makes us a comprehensive resource for residential furniture retailers, primarily targeting the upper-medium price range. Our principal customers are retailers of residential home furnishings that are broadly dispersed throughout the United States. Our customers also include home furniture retailers in Canada and in over 20 other countries internationally. Our customers include independent furniture stores, specialty retailers, department stores, catalog and internet merchants, interior designers and national and regional chains.

We launched two new initiatives during fiscal 2014, which are designed to help us reach a broader consumer base:

•	H Contract- which supplies upholstered seating and casegoods to upscale senior living facilities throughout the country; and
•
Homeware- which features customer-assembled, modular upholstered and casegoods products, including home accessories, designed for younger and more mobile furniture customers, marketed direct-to-consumer via the internet.

Overview

Consumer home furnishings purchases are driven by an array of factors, including general economic conditions, such as:

▪	consumer confidence;
▪	fashion trends;
▪	availability of consumer credit;
▪	energy and other commodity prices; and
▪	housing and mortgage markets;

as well as lifestyle-driven factors such as changes in:

▪	disposable income;
▪	household formation and turnover; and
▪	family size.

Current economic and economic-related factors, such as high unemployment and changing consumer priorities, have resulted in a somewhat depressed retail environment for discretionary home furnishings and related purchases since 2008. However, the extended weakness in housing and housing-related industries is beginning to show signs of sustained recovery, and mostly positive news on housing and consumer confidence is encouraging.

Our lower overhead, variable-cost import operations have driven our profitability over the last few years and provide us with more flexibility to respond to changing demand by adjusting inventory purchases from suppliers. On the other hand, our import model requires a larger investment in inventory and longer production lead times. In addition, we must constantly evaluate our imported furniture suppliers and, when quality concerns or inflationary pressures diminish the value proposition offered by our current suppliers, transition sourcing to other suppliers, often located in different countries or regions.

Results for our domestic upholstery operations, which have significantly higher overhead and fixed costs than our import operations, have been particularly affected by the decline in demand for home furnishings and have experienced operating losses or low operating profitability since our fiscal 2009 second quarter.  Extensive cost reduction efforts over that time have mitigated the effect of the weakness in demand and have resulted in our upholstery segment returning to operating profitability for fiscal 2013 and for the first nine months of fiscal 2014.

The following are the primary factors that affected our consolidated results of operations for the three and nine-month periods ended November 3, 2013 compared to the prior-year periods.

▪	Consolidated net sales increased in both fiscal 2014 periods, primarily due to:
o	higher average selling prices in both operating segments both periods; and
o	increased unit volume in our upholstery segment in the year-to-date period.

▪	Gross profit was essentially flat in absolute terms in both segments in the fiscal 2014 third quarter primarily due to:
o	increased product discounting in our casegoods segment; and
o	higher domestic upholstery manufacturing costs in our upholstery segment.

▪	Gross profit increased in absolute terms and as a percentage of sales in the fiscal 2014 nine-month period due primarily to increased sales volume in both segments, as well as:

o
lower cost of goods sold as a percentage of net sales for our casegoods segment, primarily due to decreased warehousing and distribution expense and decreased cost of sales due to lower LIFO expense in the current year; and

o	to a lesser extent, reduced upholstery segment cost of sales as a percentage of net sales, due to cost reduction initiatives and improved overhead utilization resulting from increased sales volume.

▪	Selling and administrative expenses increased in both fiscal 2014 periods.

o	In the fiscal 2014 third quarter, selling and administrative expense increased primarily due to start-up costs for our H Contract and Homeware initiatives.
o
In the fiscal 2014 first nine-months, about half of the increase in selling and administrative expense was due to start-up costs for our H Contract and Homeware initiatives. Additional factors, including increases in professional services, benefits expense and bad debts expense, are explained in greater detail below.

▪	Our upholstery segment reported operating income of:
o	$543,000 for the fiscal 2014 third quarter compared to $567,000 for the fiscal 2013 third quarter; and
o	$2.0 million for the fiscal 2014 nine-month period compared to $669,000 for the fiscal 2013 nine-month period.

Fiscal 2014 third quarter results were not as strong as the fiscal 2014 first half, primarily due to increased discounting in our casegoods segment. Consolidated discounting was two hundred and ten basis points higher in the fiscal 2014 third quarter than in the fiscal 2014 first half.

Results of Operations

The following table sets forth the percentage relationship to net sales of certain items included in the condensed consolidated statements of income included in this report.

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	November 3,	October 28,	November 3,	October 28,
	2013	2012	2013	2012
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	77.0	76.1	76.1	77.5
Gross profit	23.0	23.9	23.9	22.5
Selling and administrative expenses	17.7	17.2	18.6	17.7
Operating income	5.3	6.7	5.3	4.8
Other income, net	-	0.1	-	0.1
Income before income taxes	5.4	6.7	5.3	4.9
Income tax expense	1.8	2.4	1.8	1.8
Net income	3.6	4.3	3.5	3.1

Fiscal 2014 Third Quarter Compared to Fiscal 2013 Third Quarter

Net Sales

	Thirteen Weeks Ended
	November 3, 2013		October 28, 2012		$ Change	% Change
		% Net Sales		% Net Sales
Casegoods	$37,716	63.8%	$36,508	64.3%	$1,208	3.3%
Upholstery	21,409	36.2%	20,295	35.7%	1,114	5.5%
Consolidated	$59,125	100.0%	$56,803	100.0%	$2,322	4.1%

Unit Volume	FY14 Q3 % Increase vs. FY13 Q3	Average Selling Price	FY14 Q3 % Increase vs. FY13 Q3

Casegoods	0.3%	Casegoods	2.9%
Upholstery	-2.9%	Upholstery	8.8%
Consolidated	-0.6%	Consolidated	4.7%

The increase in consolidated net sales for the fiscal 2014 third quarter was principally due to higher average selling prices in both segments, partially offset by decreased unit volume in our upholstery segment and essentially flat unit volume in our casegoods segment. Higher average selling prices were primarily the result of a shift in the mix of products sold toward some of our higher-priced items in both segments.  The higher average selling prices were partially offset by increased discounting in our casegoods segment, due to an effort to decrease levels of slow moving and obsolete inventory. Beginning in the fiscal 2014 second quarter, we became more aggressive in reducing our inventories of older, slower moving products to make room for new introductions and best sellers. Upholstery segment unit volume decreased due to lower sales of lower-priced products, partially offset by a higher volume of more expensive products such as sofas and recliners.

Gross Profit

	Thirteen Weeks Ended
	November 3, 2013		October 28, 2012		$ Change	% Change
		% Net Sales		% Net Sales
Casegoods	$9,620	25.5%	$9,580	26.2%	$40	0.4%
Upholstery	3,978	18.6%	3,980	19.6%	(2)	-0.1%
Consolidated	$13,598	23.0%	$13,560	23.9%	$38	0.3%

Consolidated gross profit was essentially flat in absolute terms and down slightly as a percentage of net sales in the fiscal 2014 third quarter, as compared to the fiscal 2013 third quarter, primarily due to:

▪	increased discounting in our casegoods segment due to efforts to reduce slow-moving and obsolete inventory levels; and

▪
higher domestic upholstery manufacturing costs due to continuing excess labor costs to train new upholsterers at our Sam Moore manufacturing plant to handle sales volume increases and to a lesser degree, some material cost inflation in the upholstery division.

Selling and Administrative Expenses

	Thirteen Weeks Ended
	November 3, 2013		October 28, 2012		$ Change	% Change
		% Net Sales		% Net Sales
Casegoods	$7,008	18.6%	$6,369	17.4%	$639	10.0%
Upholstery	3,435	16.0%	3,412	16.8%	23	0.7%
Consolidated	$10,443	17.7%	$9,781	17.2%	$662	6.8%

Consolidated selling and administrative expenses increased both in absolute terms and as a percentage of net sales in the fiscal 2014 third quarter compared to the same prior-year period.

Casegoods segment selling and administrative expenses increased both in absolute terms and as a percentage of net sales primarily due to:

▪	start-up costs for our H Contract and Homeware initiatives. Start-up costs were $574,000 pre-tax ($370,000 or $0.03 per share after tax), for the fiscal 2014 third quarter; and
▪	an increase in bad debt expense due to a favorable adjustment recognized in the prior-year quarter.

Upholstery selling and administrative expenses decreased as a percentage of net sales, due to higher net sales, and were essentially flat in absolute terms in the fiscal 2014 third quarter compared to the same prior-year period, due primarily to:

▪	higher benefits expense due to higher medical claims expense; and higher commissions expense due to increased sales, offset by lower upholstery segment advertising supplies expense.

Operating Income

	Thirteen Weeks Ended
	November 3, 2013		October 28, 2012		$ Change	% Change
		% Net Sales		% Net Sales
Casegoods	$2,612	6.9%	$3,212	8.8%	$(600)	-18.7%
Upholstery	543	2.5%	567	2.8%	(24)	4.2%
Consolidated	$3,155	5.3%	$3,779	6.7%	$(624)	-16.5%

Consolidated operating profitability decreased for the fiscal 2014 third quarter as compared to the same prior-year period, both as a percentage of net sales and in absolute terms, primarily due to startup costs of our new H Contract and Homeware initiatives, which are reported in the casegoods segment, and increased product discounting in our casegoods segment.
Income taxes

	Thirteen Weeks Ended
	November 3, 2013		October 28, 2012		$ Change	% Change
		% Net Sales		% Net Sales
Consolidated income tax expense	$1,048	1.8%	$1,379	2.4%	$(331)	-24.0%

Effective Tax Rate	33.1%			36.2%

We recorded income tax expense of $1.0 million for the fiscal 2014 third quarter, compared to $1.4 million for the comparable prior-year period.  The effective tax rates for the fiscal 2014 and 2013 third quarters were 33.1% and 36.2%, respectively. Our lower rate in the current year quarter is primarily due to the effect of permanent benefits for Company-owned life insurance and distributions from our former captive insurance arrangement being larger in relation to our pre-tax income. Additionally, during the fiscal 2014 third quarter, we established a reserve of $48,000 for an uncertain tax position related to the use of a state loss carryforward claimed on a state tax return.

Net Income and Earnings Per Share

Net Income

	Thirteen Weeks Ended
	November 3, 2013		October 28, 2012		$ Change	% Change
Net Income		% Net Sales		% Net Sales
Consolidated	$2,116	3.6%	$2,434	4.3%	$(318)	-13.1%

Earnings per share	$0.20			$0.23

Fiscal 2014 First Nine Months Compared to Fiscal 2013 First Nine Months

Net Sales

	Thirty-Nine Weeks Ended
	November 3, 2013		October 28, 2012		$ Change	% Change
		% Net Sales		% Net Sales
Casegoods	$107,996	63.3%	$101,447	63.9%	$6,549	6.5%
Upholstery	62,725	36.7%	57,271	36.1%	$5,454	9.5%
Consolidated	$170,721	100.0%	$158,718	100.0%	$12,003	7.6%

Unit Volume	FY14 YTD % Increase vs. FY13 YTD	Average Selling Price	FY14 YTD % Increase vs. FY13 YTD

Casegoods	-1.2%	Casegoods	7.7%
Upholstery	2.8%	Upholstery	6.6%
Consolidated	0.0%	Consolidated	7.5%

The increase in consolidated net sales for the fiscal 2014 first nine months was principally due to higher average selling prices in both segments and increased unit volume in our upholstery segment, partially offset by lower unit volume in our casegoods segment. The higher average selling prices in both segments were primarily the result of a shift in the mix of products sold toward some of our higher priced items and a decline in lower-priced container-direct sales.

Gross Profit

	Thirty-Nine Weeks Ended
	November 3, 2013		October 28, 2012		$ Change	% Change
		% Net Sales		% Net Sales
Casegoods	$28,766	26.6%	$25,154	24.8%	$3,612	14.4%
Upholstery	12,005	19.1%	10,593	18.5%	1,412	13.3%
Consolidated	$40,771	23.9%	$35,747	22.5%	$5,024	14.1%

Consolidated gross profit increased in absolute terms and as a percentage of net sales in the fiscal 2014 first nine months, as compared to the same prior-year period, primarily due to higher sales and average selling prices in both segments, reduced upholstery segment cost of sales as a percentage of net sales, and lower distribution costs in our casegoods segment due to the closure of several Asian warehouses.

Selling and Administrative Expenses

	Thirty-Nine Weeks Ended
	November 3, 2013		October 28, 2012		$ Change	% Change
		% Net Sales		% Net Sales
Casegoods	$21,782	20.2%	$18,194	17.9%	$3,588	19.7%
Upholstery	9,960	15.9%	9,924	17.3%	36	0.4%
Consolidated	$31,742	18.6%	$28,118	17.7%	$3,624	12.9%

Consolidated selling and administrative expenses increased both in absolute terms and as a percentage of net sales in the fiscal 2014 first nine months compared to the same prior-year period.

Casegoods selling and administrative expenses increased both in absolute terms and as a percentage of net sales, primarily due to:

▪	start-up costs for our H Contract and Homeware initiatives. Startup costs were $1.6 million pre-tax, ($1.0 million, or $0.10 per share after tax), for the first nine-months of fiscal 2014;
▪	an increase in professional service expense due to increased compliance and regulatory costs;
▪	an increase in benefits expense due to improved earnings performance as compared to the prior-year period;
▪	an increase in bad debts expense due to a favorable adjustment in the comparable fiscal 2013 period;
▪	an increase in salaries and wages due to filling open positions; and
▪	an increase in commissions and other selling expenses, due to higher sales volume.

Upholstery selling and administrative expenses decreased as a percentage of net sales due to increased sales volume and were essentially flat to the prior-year period in absolute terms.

Operating Income

	Thirty-Nine Weeks Ended
	November 3, 2013		October 28, 2012		$ Change	% Change
		% Net Sales		% Net Sales
Casegoods	$6,984	6.5%	$6,960	6.9%	$24	0.3%
Upholstery	2,045	3.3%	669	1.2%	1,376	205.7%
Consolidated	$9,029	5.3%	$7,629	4.8%	$1,400	18.4%

Operating profitability increased for the fiscal 2014 first nine months as compared to the same prior-year period, both as a percentage of net sales and in absolute terms, due to the factors discussed above.

Income Taxes

	Thirty-Nine Weeks ended
	November 3, 2013		October 28, 2012		$ Change	% Change
		% Net Sales		% Net Sales
Consolidated income tax expense	$3,054	1.8%	$2,799	1.8%	$255	9.1%

Effective Tax Rate	34.0%		36.2%

We recorded income tax expense of $3.1 million for the first three quarters of fiscal 2014, compared to $2.8 million for the comparable prior-year period.  The effective tax rates for the first three quarters of fiscal 2014 and 2013 were 34.0% and 36.2%, respectively.  Our effective tax rate was impacted in both years by changes in our deferred tax rates, however the impact of a change in our federal deferred tax rate recorded in fiscal 2013 was more than twice the magnitude of the change to our state deferred tax asset in the current year. The difference between these two adjustments accounts for substantially all of the effective rate difference from year to year.

Net Income and Earnings Per Share

	Thirty-Nine Weeks ended
	November 3, 2013		October 28, 2012		$ Change	% Change
Net Income		% Net Sales		% Net Sales
Consolidated	$5,930	3.5%	$4,928	3.1%	$1,002	20.3%

Earnings per share	$0.55		$0.46

Outlook

Given the mostly positive macro-economic news over the past year, we are optimistic about our longer-term future, both with our core businesses and our new ventures. We believe we are positioned to capitalize on continued improvements in the economy as they occur.  In the shorter-term, however, the recovery in furniture sales has been somewhat inconsistent and skewed toward upholstery, which is typically a smaller ticket purchase and has a shorter replacement cycle and lower profit margins.  Additionally, the combined impact of rising mortgage rates and slowing home sales could adversely impact our short-term results.

As we enter the last quarter of fiscal 2014, we have seen increased demand for our products compared to the same period a year ago, which we attribute to the vitality of our freshened line up and somewhat better retail conditions compared to last year. We continue to increase production at our upholstery segment manufacturing facilities, maintain good inventory positions on our best-selling casegoods segment products and promote what we believe to be our strongest product line in several years.

Casegoods Segment

Casegoods sales have been slower to regain their pre-recession momentum, possibly due to the longer life of wood furniture and its higher average purchase prices compared to upholstery. However, we are shipping much better than last year thanks to a much improved inventory position and the strength of our best-selling lines. For the first nine months of fiscal 2014, casegoods shipments were up 6.5% over the prior-year first-nine months, which we believe is higher than the average for the casegoods industry as a whole. In the fiscal 2014 third quarter, casegoods orders increased approximately 3% over the prior-year quarter and we note that the written business generated from the October High Point Market was the best in three years.

We expect to continue the elevated levels of casegoods promotional discounting to reduce our inventories of slow-moving and obsolete imported products to make room for new introductions, through the end of the 2014 fiscal year and returning to normal levels by the end of the fiscal 2015 first quarter.  Much of the discounting so far in fiscal 2014 has revolved around groups or product lines that we are exiting, including the youth furniture category. Youth furniture has never represented more than 3% of our sales volume, although it is an SKU-intensive category requiring a specialized approach. We believe our efforts are better focused in other more viable categories for us such as collections and accent furniture. We’ve been methodically exiting youth throughout the year, and have reduced our inventories in half, from $7.5 million when we began the process to about $3.0 million today. We expect our exit of the category to be mostly complete by the end of our fiscal year. We expect casegoods product margins to continue to be tempered by increased discounting as we sell through this inventory. However, the ultimate effect on margins is largely dependent on the mix of discounted and non-discounted products that we are able to sell.

In the fiscal 2014 third quarter, we hired a seasoned furniture design professional who will focus on expanding our merchandising reach in the “good” and “better” parts of our “good-better-best” product offerings. In fiscal 2015, we expect to bring a strong assortment of good and better casegoods to market. Our goal is to have the strongest possible offerings at all three levels of good, better and best merchandise. We believe this will increase our competitiveness and give us further opportunities to grow sales and market share.

Upholstery Segment

We have seen significant improvement in our upholstery segment results since early in the 2013 fiscal year thanks to higher sales volume and to a number of cost control initiatives.  The upholstery segment has higher fixed costs than our casegoods segment, due to the upholstery segment’s domestic manufacturing operations.  To mitigate the impact of sales declines in recent years, we streamlined our upholstery operations by improving efficiency, reducing overhead and operating costs and adjusting capacity to better match costs to current and expected sales volume levels. Further significant cost reductions in our upholstery segment will be challenging. Future profitability increases will continue to require us to increase sales while maintaining gross margins at, or close to, current levels.

We believe that the upholstery segment product lines are gaining market share due to:

▪	the expansion of Sam Moore’s product offering to include sofas, sectionals, recliners and ottomans, in addition to the core decorative chair line;

▪
the success of Bradington-Young’s Comfort@Home gallery program, which is now in approximately 150 retailers.  Growth among our Comfort@Home dealers has outpaced the rest of our dealer base and the Comfort@Home program now drives approximately 35% of our domestic leather business;

▪	the success of Bradington-Young’s “So You!” highly customizable special order program introduced at the October High Point Market; and

▪	a double-digit increase in incoming order rates at Seven Seas for the fiscal 2014 third quarter.

At Sam Moore, the challenge of increasing production, expanding capacity and improving manufacturing productivity has proven greater than expected.  Over the last several quarters, we have continued to hire new manufacturing associates, but it typically takes at least six to nine months before a new sewer or upholsterer makes a direct contribution. Consequently, we have incurred significant training and overtime costs. Due to these production challenges and increased sales, our order backlog was 40% higher at the end of the fiscal 2014 third quarter as compared to the end of the 2013 third quarter. However, we have made significant progress in boosting our capacity and believe we have reached a turning point where our capacity has now exceeded our order rate. This will allow us both to improve our service to retailers and to move to operating profitability. As we move forward, we also expect to reduce our training and overtime costs for additional savings. While the progress has been slower than we would like, we are optimistic about the long-term future for both sales and profitability at Sam Moore.

We continue to face inflationary pressures on leather and other upholstery raw materials, such as plywood. We passed along a price increase that went into effect during the fiscal 2014 third quarter and will implement another price increase in the fiscal fourth quarter.

Inflation in leather and foreign labor costs are a particular challenge for our imported Seven Seas Seating line, since it is positioned as a more affordable, moderately-priced leather line and is in a more price-sensitive niche. In order to mitigate the impact of leather and raw materials inflation we  aggressively expanded the product offerings in our Seven Seas product line and introduced stationary sofas and sectionals at some very attractive wholesale price points at the October 2013 High Point Furniture Market.

We expect to be successful in passing price increases along in both the casegoods and upholstery segments; however, the magnitude of the impact on the demand for these products is uncertain.

New Initiatives

Our H Contract product line, which supplies upholstered seating and casegoods to upscale senior living facilities throughout the country, officially launched early in the fiscal 2014 second quarter. It has been well received in initial meetings with designers, architects and end-users across the country, and H Contract products have been included in a number of upcoming projects, which should have sales implications well into the next fiscal year.  While still operating somewhat below expectations, we are beginning to see sales momentum. Based on our current forecast, we expect H Contract to contribute to consolidated operating profitability in fiscal 2015.

Our Homeware product line, featuring customer-assembled, modular upholstered and casegoods products designed for younger and more mobile furniture customers, officially launched in August 2013 on two major home furnishings e-commerce websites. During our fiscal third quarter, we added a third e-commerce partner. Early in our fiscal fourth quarter, we launched the Homeware.com website and hired a seasoned e-commerce development professional. Initial exposure and sales for the Homeware line were positive; however, we expect it to take some time to build the Homeware brand. Based on our current forecast, we expect Homeware to contribute to consolidated operating profitability by the fiscal 2016 fourth quarter.

Startup costs associated with both new product lines were approximately $1.6 million before tax, and $1.0 million after-tax, or $0.10 per share, in the first nine months of fiscal 2014. We expect startup costs for these product lines will negatively impact net income by approximately $0.12 to $0.15 per share for the 2014 fiscal year. Results from these new business initiatives are aggregated with the results from our casegoods operating segment.

As we progress through the fourth quarter of fiscal 2014, we will continue to focus on:

▪	pursuing additional distribution channels, including through our new H Contract and Homeware initiatives;
▪	controlling costs;
▪	expanding our merchandising reach in the “good” and “better” parts of our “good-better-best” casegoods product offerings;
▪	adjusting product pricing on our main-line products in order to mitigate inflation and improve margins;
▪	achieving proper inventory levels, while optimizing product availability on best-selling items;
▪	sourcing product from cost-competitive locations and from quality-conscious sourcing partners and strengthening our relationships with key vendors;
▪	offering an array of new products and designs, which we believe will help generate additional sales; and
▪	upgrading and refining our information systems capabilities to support our businesses.

Financial Condition, Liquidity and Capital Resources

Balance Sheet and Working Capital

The following chart shows changes in our total assets, current assets, current liabilities, net working capital and working capital ratio during the first nine months of fiscal 2014:

	Balance Sheet and Working Capital
	November 3, 2013	February 3, 2013	$ Change

Total Assets	$158,762	$155,823	$2,939

Cash	$29,946	$26,342	$3,604
Trade Receivables	26,545	28,272	(1,727)
Inventories	48,995	49,872	(877)
Prepaid Expenses & Other	5,146	5,181	(35)

Total Current Assets	$110,632	$109,667	$965

Trade Accounts Payable	$12,271	$11,620	$651
Accrued Salaries, Wages and Benefits	3,068	3,316	(248)
Other Accrued Expenses	1,695	2,531	(836)

Total Current Liabilities	$17,034	$17,467	$(433)

Net Working Capital	$93,598	$92,200	$1,398

Working Capital Ratio	6.5 to 1	6.3 to 1

As of November 3, 2013, total assets increased $2.9 million compared to February 3, 2013, primarily due to increased cash and cash equivalents, net property, plant and equipment and cash surrender value of Company-owned life insurance, offset by decreased trade receivables and inventories.

▪	Cash increased due primarily to the reduction of trade receivables and inventories.
▪
Property, plant and equipment, net, increased primarily due to expenditures related to our ongoing ERP efforts and other capital projects to enhance our facilities and operations, partially offset by normal depreciation.

▪	Cash surrender value of Company-owned life insurance increased due to premiums paid during the first nine months of fiscal 2014.
▪	Trade receivables decreased due to cash collections in excess of net sales during the fiscal 2014 first nine months.
▪	Inventory decreased as we moved past the inventory build-up prior to the Chinese New Year and from our efforts to match inventory levels with projected demand.

The increase in net working capital (current assets less current liabilities) reflects an increase in current assets and a decrease in current liabilities. Current assets increased primarily due increased cash, partially offset by decreased trade receivables and inventories. Current liabilities decreased primarily due to decreases in other accrued expenses and accrued salaries, wages and benefits, partially offset by increases in trade accounts payable.

▪	Other accrued expenses decreased due primarily to the payment of accrued income taxes payable during the fiscal 2014 first quarter.
▪	Accrued salaries, wages and benefits decreased due to the payment of accrued bonuses payable during the fiscal 2014 first quarter.
▪	Trade accounts payable increased due to the timing of inventory purchases.

Cash Flows – Operating, Investing and Financing Activities

	Thirty-Nine Weeks Ended
	November 3,	October 28,
	2013	2012
Net cash provided by operating activities	$9,787	$896
Net cash used in investing activities	(2,958)	(4,293)
Net cash used in financing activities	(3,225)	(3,906)
Net increase in cash and cash equivalents	$3,604	$(7,303)

During the nine months ended November 3, 2013, cash generated from operations of $9.8 million and $516,000 in proceeds received from Company-owned life insurance policies helped to fund an increase in cash and cash equivalents of $3.6 million, cash dividends of $3.2 million, capital expenditures of $2.6 million to enhance our business systems and facilities and to pay premiums of $802,000 on Company-owned life insurance policies.

In comparison, during the nine months ended October 28, 2012, cash on hand and cash generated from operations of $896,000 and $403,000 in proceeds from the sale of property, plant and equipment helped to fund capital expenditures of $3.9  million related to our business operating systems and facilities, cash dividends of $3.2 million, premiums on Company-owned life insurance of $870,000  and repurchases of our common stock of $671,000.

Liquidity, Financial Resources and Capital Expenditures

We believe that we have the financial resources, including available cash and cash equivalents, expected cash flow from operations, lines of credit and the cash surrender value of Company-owned life insurance, needed to meet business requirements for the foreseeable future, including capital expenditures and working capital, as well as to pay regular quarterly cash dividends on our common stock. Cash flow from operations is highly dependent on incoming order rates and our operating performance.

As of November 3, 2013, we had an aggregate $12.9 million available under our revolving credit facility to fund working capital needs. Standby letters of credit in the aggregate amount of $2.1 million, used to collateralize certain insurance arrangements and for imported product purchases, were outstanding under the revolving credit facility as of November 3, 2013.  There were no additional borrowings outstanding under the revolving credit facility on November 3, 2013.

Loan Agreement and Revolving Credit Facility

We have a $15 million unsecured revolving credit facility under a loan agreement with Bank of America, N.A., up to $3.0 million of which can be used to support letters of credit. The loan agreement allows the Company to permanently terminate or reduce the $15 million revolving commitment without penalty and includes, among others, the following terms:

▪	a maturity date of July 31, 2018;
▪	a floating interest rate, adjusted monthly, based on LIBOR, plus an applicable margin based on the ratio of our funded debt to our EBITDA (each as defined in the loan agreement);
▪	a quarterly unused commitment fee of 0.02%; and
▪	no pre-payment penalty.

The loan agreement also includes customary representations and warranties and requires us to comply with customary covenants, including, among other things, the following financial covenants:

▪	Maintain a tangible net worth of at least $95.0 million;
▪	Limit capital expenditures to no more than $15.0 million during any fiscal year; and
▪	Maintain a ratio of funded debt to EBITDA not exceeding 2.0:1.0.

We were in compliance with each of these financial covenants at November 3, 2013 and expect to remain in compliance with existing covenants for the foreseeable future.

Factoring Arrangement

We factor substantially all of our domestic upholstery accounts receivable, in most cases without recourse to us.  We factor these receivables because factoring:

▪	allows us to outsource the administrative burden of the credit and collections functions for our domestic upholstery operations;
▪	allows us to transfer the collection risk associated with the majority of our domestic upholstery receivables to the factor; and
▪	provides us with an additional, potential source of short-term liquidity.

Capital Expenditures

We expect to spend between $700,000 to $800,000 in capital expenditures during the remainder of the 2014 fiscal year to maintain and enhance our operating systems and facilities. Of these estimated amounts, we expect to spend  approximately $400,000 on the implementation of our ERP system in our upholstery segment during the remainder of fiscal 2014.

To complete the ERP system implementation as anticipated, we expect to expend significant financial and human resources. We anticipate spending approximately $2.5 million in additional funds over the remainder of this project during fiscal 2014 and fiscal 2015, as well as a significant amount of time invested by our associates.

Enterprise Resource Planning

Our new Enterprise Resource Planning (ERP) system became operational for our casegoods and imported upholstery operations early in the third quarter of fiscal 2013. ERP conversion efforts began for our domestic upholstery units early in the fiscal 2014 first quarter, with full implementation scheduled to be completed during fiscal 2015. Once both segments are fully operational on the ERP platform, we expect to realize operational efficiencies and cost savings by presenting a single face to our customers and leveraging best practices across the organization.

Cost savings are difficult to quantify until the ERP system becomes fully operational Company-wide. We expect to be able to reduce administrative functions, which are presently duplicated across our segments and improve our purchasing power and economies of scale.

We refer you to Item “1A. Risk Factors” included in our 2013 Annual Report for a more complete discussion of the risks involved in our ERP system conversion and implementation.

Share Repurchase Authorization

During the fiscal 2013 first quarter, our board of directors authorized the repurchase of up to $12.5 million of the Company’s common shares. The authorization does not obligate us to acquire a specific number of shares during any period and does not have an expiration date. The authorization may be modified, suspended or discontinued at any time at the discretion of our board of directors. During fiscal 2013, we used approximately $671,000 of the authorization to purchase 57,700 of our common shares (at an average price of $11.63 per share). The Company made no share purchases during the first three quarters of fiscal 2014. Approximately $11.8 million remained available for future purchases under the authorization as of the end of the fiscal 2014 third quarter.

New Accounting Pronouncements

In December 2011, the Financial Accounting Standards Board issued Accounting Standards Update No. 2011-12,“Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05,” which deferred the requirement to present on the face of the financial statements items that are reclassified from other comprehensive income to net income. In February 2013, the Financial Accounting Standards Board issued Accounting Standard Update No. 2013-02, which finalized the reporting requirements of reclassifications out of accumulated other comprehensive income. We adopted this guidance beginning in the first quarter of fiscal year 2014 when it was required. The adoption of this update did not have a material effect on our statements of income, financial position or cash flows.

In December 2011, the Financial Accounting Standards Board issued Accounting Standards Update No. 2011-11, “Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities,” which requires disclosure of both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to agreements similar to master netting arrangements. In January 2013, the Financial Accounting Standards Board issued Accounting Standards Update No. 2013-01, “Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities,” which clarified the scope of Accounting Standards Update No. 2011-11. We adopted this guidance beginning in the first quarter of fiscal year 2014 when it was required. The adoption of this update did not have a material effect on our statements of income, financial position or cash flows.

Critical Accounting Policies

There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our 2013 Annual Report.

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

Amounts outstanding under our revolving credit facility would bear interest at variable rates. In the past, we have entered into swap agreements to hedge against the potential impact of increases in interest rates on our floating-rate debt instruments. There was no outstanding balance under our revolving credit facility as of November 3, 2013, other than standby letters of credit in the amount of $2.1 million.  Therefore, a fluctuation in market interest rates of one percentage point (or 100 basis points) would not have a material impact on our results of operations or financial condition.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended November 3, 2013.  Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to the Company’s management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure and are effective to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the fiscal quarter ended November 3, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 5.  Other Information

Amendment and Restatement of Hooker Furniture Corporation Bylaws

On December 10, 2013, our Board of Directors approved the amendment and restatement of the Company’s Bylaws effective as of that date. This amendment and restatement represents the first revision of the Company’s Bylaws since October 4, 2006.

Substantive changes to the Company’s Bylaws include:

▪	conforming the provision that sets the date for our annual meeting of shareholders to our current practice;
▪
revising the Bylaws to clarify that separate record dates may be set for purposes of determining shareholders entitled to notice of a meeting of shareholders and shareholders entitled to vote at a meeting of shareholders;

▪
eliminating a provision that addressed the shareholders’ list that must be prepared and made available for inspection for a meeting of shareholders, which is governed by the Virginia Stock Corporation Act (“VSCA”);

▪
clarifying that a shareholder that nominates a person for election as a director of the Company must, in addition to meeting other requirements, be a record shareholder of the Company both at the time of the giving of the shareholder’s notice of such nomination and on the record date for determining the shareholders entitled to vote at the applicable meeting of shareholders, which mirrors the requirements applicable to a shareholder that proposes to bring business before an annual meeting of shareholders; and

▪
removing a requirement that any change to the Bylaws be adopted at a meeting of the Board of Directors, thus allowing changes to the Bylaws also to be adopted without a meeting, by an action of the Board taken by written consent, as permitted under the VSCA.

A copy of the Company’s Amended and Restated Bylaws, marked to show the amendments adopted December 10, 2013, is filed as an exhibit to this report and is incorporated in response to this Item by reference thereto.

Item 6.  Exhibits

3.1	Amended and Restated Articles of Incorporation of the Company, as amended March 28, 2003 (incorporated by reference to Exhibit 3.1 of the Company’s Form 10-Q (SEC File No. 000-25349) for the quarter ended February 28, 2003)

3.2*	Amended and Restated Bylaws of the Company, marked to show amendments adopted December 10, 2013

4.1	Amended and Restated Articles of Incorporation of the Company, as amended (See Exhibit 3.1)

4.2	Amended and Restated Bylaws of the Company, as amended (See Exhibit 3.2)

31.1*	Rule 13a-14(a) Certification of the Company’s principal executive officer

31.2*	Rule 13a-14(a) Certification of the Company’s principal financial officer

32.1*	Rule 13a-14(b) Certification of the Company’s principal executive officer and principal financial officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*	The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended November 3, 2013, formatted in Extensible Business Reporting Language (“XBRL”): (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of income, (iii) consolidated statements of comprehensive income, (iv) condensed consolidated statements of cash flows and (v) the notes to the condensed consolidated financial statements

*Filed herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOOKER FURNITURE CORPORATION

Date: December 12, 2013	By:	/s/ Paul A. Huckfeldt
Paul A. Huckfeldt
Senior Vice President – Finance and
Accounting and Chief Financial Officer