Form 10-K
period 2014-02-02
HOOKER FURNITURE CORP
filed 2014-04-18
CIK 1077688

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

Form 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended February 2, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $178.6 million.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of April 14, 2014:

Common stock, no par value	10,752,982
(Class of common stock)	(Number of shares)

Documents incorporated by reference:  Portions of the registrant’s definitive Proxy Statement for its Annual Meeting of Shareholders scheduled to be held June 5, 2014 are incorporated by reference into Part III.

Hooker Furniture Corporation

Hooker Furniture Corporation
Part I

ITEM 1.                 BUSINESS

Hooker Furniture Corporation (the “Company”, “we,” “us” and “our”) is a home furnishings marketing, design and logistics company offering worldwide sourcing of residential casegoods and upholstery, as well as domestically-produced custom leather and fabric-upholstered furniture. We were incorporated in Virginia in 1924 and are ranked among the nation’s top 10 largest publicly traded furniture sources, based on 2012 shipments to U.S. retailers, according to a 2013 survey published by Furniture Today, a leading trade publication. We are a key resource for residential wood and metal furniture (commonly referred to as “casegoods”) and upholstered furniture.  Our major casegoods product categories include accents, home office, dining, bedroom and home entertainment furniture under the Hooker Furniture brand.  Our residential upholstered seating companies include Bradington-Young (acquired in 2003), a specialist in upscale motion and stationary leather furniture and Sam Moore Furniture (acquired in 2007), a specialist in upscale occasional chairs, settees, sofas and sectional seating with an emphasis on cover-to-frame customization.  An extensive selection of designs and formats along with finish and cover options in each of these product categories makes us a comprehensive resource for retailers primarily targeting the upper-medium price range.  For our core product line, our principal customers are retailers of residential home furnishings that are broadly dispersed throughout the United States. Our customers also include home furniture retailers in Canada and in more than 10 other countries internationally. Other customers include independent furniture stores, specialty retailers, department stores, catalog and internet merchants, interior designers and national and regional chains.

To expand and grow beyond our core business, we launched two start-up brands during the just-completed fiscal year focused on serving the needs of emerging consumer groups on the opposite ends of the age and life stage spectrum. One, H Contract, focuses on the burgeoning senior living market of retirees. The other, Homeware, focuses on younger and more mobile consumers in the early stages of their careers.

H Contract supplies upholstered seating and casegoods to upscale senior living facilities throughout the country, working with designers specializing in the contract industry to provide functional furniture for senior living facilities that meets the style and comfort expectations of today’s retirees.

To address the needs of younger furniture shoppers, as well as those living in urban or smaller spaces, we launched Homeware during August of our 2014 fiscal year, an online-only brand that is sold through leading international e-commerce retailers as well as our own e-commerce website, homeware.com. In addition to unique chairs and ottomans designed to be assembled in minutes by the consumer with no tools or hardware required, Homeware also offers home accessories and will expand into living room tables, multi-seat upholstery, entertainment centers and dining room furniture in the coming fiscal year.

Strategy and Mission

Our mission is to “enrich the lives of the people we touch,” using the following strategy:

▪
To offer world-class style, quality and product value as a complete residential and contract wood, metal and upholstered furniture resource through excellence in product design, manufacturing, global sourcing, marketing, logistics, sales and customer service.

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

Home furnishings sales account for all of our net sales.  The percentages of net sales provided by each of our segments for the fifty-two week fiscal year that ended February 2, 2014 (fiscal 2014), the fifty-three week fiscal year ended February 3, 2013 (fiscal 2013), and the fifty-two week fiscal year that ended January 29, 2012 (fiscal 2012) were as follows:

Segment Sales as a Percentage of Consolidated Net Sales

	Fiscal Year
	2014	2013	2012
Casegoods segment	64%	65%	66%
Upholstery segment	36%	35%	34%
Total	100%	100%	100%

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

Major casegoods product categories include accents, home office, dining, bedroom and home entertainment furniture which are marketed under the Hooker Furniture brand name, as well as “private label” products marketed under a retailer’s brand name. Our casegoods are typically designed for and marketed in the medium to upper-medium price range.

Bradington-Young markets its products under the Bradington-Young, Hooker Upholstery and Seven Seas by Bradington-Young brand names and offers a broad variety of residential leather and fabric upholstered furniture and specializes in leather reclining and motion chairs, sofas, club chairs and executive desk chairs. Bradington-Young offers approximately 200 leather selections and over 200 fabric selections for domestically produced upholstered furniture. Generally, Bradington-Young-branded products are domestically produced, while Hooker Upholstery and Seven Seas by Bradington-Young branded products are imported. Both are  targeted at the medium and upper-medium price ranges.

Sam Moore Furniture’s products are marketed under the Sam Moore brand name and offer upscale occasional chairs, sofas and other seating with an emphasis on fabric-to-frame customization.  Sam Moore offers approximately 300 different styles of upholstered products in over 550 fabric selections and over 30 leather selections, including customer supplied upholstery coverings commonly referred to as “COM” or customer-owned material. Domestically produced upholstered furniture is targeted at the upper-medium and upper price ranges.

In an effort to broaden the appeal of our line to both consumers and retailers,  we offer a “good-better-best” merchandising assortment. Broadening our merchandising price range has made us a more complete resource for our established dealers and has provided new opportunities with retailers who are positioned above or below our historical price niche. Many of our most successful collections have been in the upper and upper-medium price points in recent years.  To better address the starting price points, during the 2014 fiscal year we hired a merchandising executive with extensive experience developing product for these price points. We began introducing these products at the Spring 2014 International Home Furnishings Market.

We launched two new initiatives during fiscal 2014, which are intended to help us reach a broader consumer base:

▪
H Contract- which supplies upholstered seating and casegoods to upscale senior living facilities throughout the country.  This division works with designers specializing in the contract industry to provide functional furniture for senior living facilities that meets the style and comfort expectations of today’s retirees; and

▪
Homeware- which features customer-assembled, modular upholstered and casegoods products, as well as home accessories, designed for younger and more mobile furniture customers, marketed direct-to-consumer via the internet. Using patented connectors designed by an experienced furniture engineer and designer, we expect consumers will be able to assemble and disassemble these products in minutes, with no tools or hardware, and move them easily from residence to residence, room to room, or up staircases and elevators in high-rise apartment and condominium complexes. In addition, alternative design elements, arm and leg styles and covers will allow consumers to transform the furnishings as their tastes and life stages evolve.

Product Life Cycle

The product life cycle for home furnishings continues to shorten as consumers demand innovative new features, functionality, style, finishes, and fabrics that will enhance their lifestyle while providing value and durability.  New styles in each of our product categories are designed and developed semi-annually to replace discontinued products and collections, and in some cases, to enter new product or style categories.  Our collaborative product design process begins with the marketing team identifying customer needs and trends and then conceptualizing product ideas and features.  A variety of sketches are produced, usually by independent designers, from which prototype furniture pieces are built.  We invite some of our independent sales representatives and a representative group of retailers to view and critique these prototypes.  Based on this input, we may modify the designs and then prepare samples for full-scale production.  We generally introduce new product styles at the International Home Furnishings Market held each Fall and Spring in High Point, N.C., and support new product launches with promotions, public relations, product brochures, point-of-purchase consumer catalogs and materials and online marketing through our websites, as well as social media marketing through venues such as Facebook®, Twitter®, Pinterest ® and YouTube®. The flexibility of both our global sourcing business model and the quick delivery times provided by our domestic upholstery manufacturing presence gives us the ability to offer a wide range of styles, items and price points to a variety of retailers serving a range of consumer markets.  Based on sales and market acceptance, we believe our products represent good value, and that the style and quality of our furniture compares favorably with more premium-priced products.

Sourcing

Imported Products

We have sourced products from foreign manufacturers since 1988.  Imported casegoods and upholstered furniture together accounted for approximately 72% of net sales in fiscal 2014, 73% of net sales in fiscal 2013 and 76% of net sales in fiscal 2012.  We import finished furniture in a variety of styles, materials and product lines.  We believe the best way to leverage our financial strength and differentiate our import business from the industry is through innovative and collaborative design, extensive product lines, compelling  products, value, consistent quality, excellent customer service, easy ordering and quick delivery through significant finished goods inventories, world-class global logistics and distribution systems.

We import products primarily from China, Vietnam, Indonesia and Mexico.  Because of the large number and diverse nature of the foreign factories from which we source our imported products, we have significant flexibility in the placement of products in any particular factory or country.  Factories located in China and Vietnam are our primary resource for imported furniture.  In fiscal 2014, imported products sourced from China and Vietnam accounted for approximately 74% and 16%, respectively,  of import purchases. The factory in China from which we directly source the most product, accounted for approximately 57% of our worldwide purchases of imported product.  A disruption in our supply chain from this factory, or from China or Vietnam in general, could significantly compromise our ability to fill customer orders for products manufactured at that factory or in that country.  If such a disruption were to occur, we believe that we would have sufficient inventory currently on hand and in transit to our U.S. warehouses in Martinsville, Virginia to adequately meet demand for approximately five months, with up to an additional three months available for immediate shipment from our primary Asian warehouse. Also, with the broad spectrum of product we offer, we believe that, in some cases, buyers could be offered similar product available from alternative sources.  We believe we could, most likely at higher cost, source most of the products currently sourced in China or Vietnam from factories in other countries and could produce certain upholstered products domestically at our own factories.  However, supply disruptions and delays on selected items could occur for up to five to six months.  If we were to be unsuccessful in obtaining those products from other sources or at a comparable cost, then a disruption in our supply chain from our largest import furniture supplier, or from China or Vietnam in general, could decrease our sales, earnings and liquidity.  Given the capacity available in China, Vietnam and other low-cost producing countries, we believe the risks from these potential supply disruptions are manageable.

Our imported furniture business is subject to inherent risks in importing products manufactured abroad, including, but not limited to, supply disruptions and delays, currency exchange rate fluctuations, transportation related issues, economic and political developments and instability, as well as the laws, policies and actions of foreign governments and the United States affecting trade, including tariffs.

Manufacturing and Raw Materials

At February 2, 2014, we operated approximately 465,000 square feet of manufacturing and supply plant capacity in North Carolina and Virginia for our domestic upholstered furniture production.  We consider the machinery and equipment at these locations to be generally modern and well-maintained.

We believe there are continued strong market opportunities for domestically produced upholstery, particularly in the upper and upper-medium price points, which provide two key competitive advantages compared to imported upholstery:

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

We believe that our sources for raw materials are adequate and that we are not dependent on any one supplier.  Hooker’s five largest suppliers accounted for approximately 37% of our raw materials supply purchases for domestic upholstered furniture manufacturing operations in fiscal 2014. One supplier accounted for approximately 12% of our raw material purchases. Should disruptions with this supplier occur, we believe we could successfully source these products from other suppliers without significant disruptions to our operations.

Marketing

We utilize approximately 80,000 square feet of showroom space at the International Home Furnishings Market in High Point, North Carolina to introduce new products and collections and increase sales of existing products during the furniture industry’s Spring and Fall international furniture pre-markets and markets. We support new product launches with promotions, public relations, product brochures, point-of-purchase consumer catalogs and materials and online marketing through our websites, as well as social media marketing through venues such as Facebook®, Twitter®, Pinterest® and YouTube®. We schedule purchases of imported furniture and the production of domestically manufactured upholstered furniture based upon actual and anticipated orders and product acceptance at the Spring and Fall markets.

Realizing that the emerging young “millennial” consumer’s shopping preferences are vastly different from our core “baby boomer” customers, and in response to a shift of volume and shopping activity to the Internet, we launched a new retailer partnership program in late fiscal 2013 to help our retailers realign their business models to these new retail realities. “P3” is an integrated, strategic and web-centric retail partnership program. Through P3, we are assisting retailers in setting up local e-marketing and e-commerce through an online “iStore.” In addition to the build-out of the iStore, the P3 program also offers ongoing training and service, as well as selected discounts and allowances and marketing support.

Warehousing and Distribution

We sell our branded products to retailers of residential home furnishings throughout the world through over 65 independent North American sales representatives and 6 foreign sales representatives servicing the international market.  These retailers are broadly dispersed throughout North America as well as over ten countries around the world. We sell our products through a large number of channels of distribution which include independent furniture retailers, department stores, national membership clubs, regional chain stores, catalog merchandisers, designers and E-retailers. We also work directly with several large customers to develop private-label unbranded products exclusively for those customers.

We sold to approximately 3,700 customers during fiscal 2014.  No single customer accounted for more than 4.0% of our sales in 2014.  No significant part of our business is dependent upon a single customer, the loss of which would have a material effect on our business. However, the loss of several of our major customers could have a material impact on our business.  In addition to our broad domestic customer base, approximately 4% of our sales in fiscal 2014 were to international customers. We believe our broad network of retailers and independent sales representatives reduces our exposure to regional recessions and allows us to capitalize on emerging trends in channels of distribution.

We distribute furniture to retailers from our distribution centers and warehouses in Virginia and North Carolina and directly from Asia via our Container Direct from factory program. We have a warehousing and distribution arrangement in China with our largest supplier of imported products. Our warehouse and distribution facility in China is owned by the supplier and operated by the supplier and a third party utilizing a global warehouse management system that updates daily our central inventory management and order processing systems. Under our container direct program, we offer directly to retailers in the U.S. a focused and in-stock mix of over 300 of our best selling items sourced from our largest supplier.  The program features an internet-based product ordering system and a delivery notification system that is easy to use and available to pre-registered dealers.  In addition, we also ship containers directly from a variety of other suppliers in Asia. We strive to provide imported and domestically produced furniture on-demand for our dealers.  During fiscal year 2014, we shipped 90% of all casegoods orders and approximately 51% of all upholstery orders within 30 days of order receipt.  It is our policy and industry practice to allow order cancellation for casegoods up to the time of shipment; therefore, customer orders for casegoods are not firm.  However, domestically produced upholstered products are predominantly custom-built and shipped within six to eight weeks after an order is received and consequently, cannot be cancelled once the leather or fabric has been cut.

For imported products, Hooker generally negotiates firm pricing with its foreign suppliers in U.S. Dollars, typically for a term of at least one year.  We accept the exposure to exchange rate movements beyond these negotiated periods.  We do not use derivative financial instruments to manage this risk but could choose to do so in the future.  Since we transact our imported product purchases in U.S. Dollars, a relative decline in the value of the U.S. Dollar could increase the price we pay for imported products beyond the negotiated periods.  We generally expect to reflect substantially all of the effects of any price increases from suppliers in the prices we charge for imported products.  However, these price changes could adversely impact sales volume and profit margin during affected periods.  Conversely, a relative increase in the value of the U.S. Dollar could decrease the cost of imported products and favorably impact net sales and profit margins during affected periods.  See also “Item 7A. Quantitative and Qualitative Disclosures About Market Risk.”

Working Capital Practices

The following describes our working capital practices:

Inventory: We generally import casegoods inventory and certain upholstery items in amounts that enable us to meet the delivery requirements of our customers, our internal in-stock goals and minimum purchase requirements from our sourcing partners. We do not carry significant amounts of domestically produced upholstery inventory, as most of these products are built to order and are shipped shortly after their manufacture.

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

Accounts payable: Payment for our imported products warehoused first in Asia is due fourteen days after our quality audit inspections are complete, and vendor invoice is presented. Beyond that, payment for goods which are generally shipped to Hooker FOB Origin is due upon invoice presentation, which typically occurs at time of shipment. Payment terms for domestic raw materials and non-inventory related charges vary, but are generally 30 days from invoice date.

Order Backlog

At February 2, 2014, our backlog of unshipped orders for our casegoods and upholstery segments was $14.1 million or approximately 5.0 weeks of casegoods sales and $10.9 million or approximately 7.0 weeks of upholstery sales, respectively. We consider unshipped order backlogs to be one helpful indicator of sales for the upcoming 30-day period, but because of our relatively quick delivery and our cancellation policies (discussed under Warehousing and Distribution), we do not consider order backlogs to be a reliable indicator of expected long-term business.

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

Competition

The furniture industry is highly competitive and includes a large number of foreign and domestic manufacturers and importers, none of which dominates the market in our price points.  While the markets in which we compete include a large number of relatively small and medium-sized manufacturers, certain competitors have substantially greater sales volumes and financial resources than we do.  U.S. imports of furniture produced overseas, such as from China and other Asian countries, have stabilized in recent years; however, some overseas companies have increased their presence in the U.S. during that period, both through wholesale distributors based in the U.S. and direct shipments to U.S. retailers.

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

Employees

As of February 2, 2014, we had approximately 670 full-time employees.  None of our employees are represented by a labor union.  We consider our relations with our employees to be good.

Patents and Trademarks

The Hooker Furniture, Bradington-Young and Sam Moore trade names represent many years of continued business.  We believe these trade names are well-recognized and associated with quality and service in the furniture industry.  We also own a number of patents and trademarks, both domestically and internationally, none of which is considered to be material.

Hooker, the “H” logo, Bradington-Young, the “B-Y” logo, Sam Moore, H Contract, Homeware, Sam Moore Furniture Industries, Sam Moore Furniture, LLC, America’s Premier Chair Specialist, America’s Chairmaker for over 70 Years,  Rhapsody, Sanctuary, Mélange, Corsica, Solana, Palisade, Beladora, Classique, Estate, Sheridan, Abbott Place, Lorimer, Grandover, North Hampton, Small Office Solutions, Preston Ridge, Waverly Place, Sectional Sofas by Design, Accommodations, Seven Seas, Seven Seas Seating, SmartLiving ShowPlace, SmartWorks Home Office, SmartWorks Home Center and The Great Entertainers  are trade names or trademarks of Hooker Furniture Corporation.

Governmental Regulations

Our company is subject to U.S. federal, state, and local laws and regulations in the areas of safety, health, employment and environmental pollution controls, as well as U.S. and international trade laws and regulations.  Compliance with these laws and regulations has not in the past had any material effect on our earnings, capital expenditures, or competitive position; however, the effect of compliance in the future cannot be predicted.  We believe we are in material compliance with applicable U.S. and international laws and regulations.

Additional Information

You may visit us online at hookerfurniture.com, bradington-young.com, sammoore.com, homeware.com and hcontractfurniture.com.  We make available, free of charge through our Hooker Furniture website, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, amendments to those reports, and other documents as soon as practical after they are filed with or furnished to the Securities and Exchange Commission.  A free copy of our annual report on Form 10-K may also be obtained by contacting Robert W. Sherwood, Vice President - Credit, Secretary and Treasurer at BSherwood@hookerfurniture.com or by calling 276-632-2133.

Forward-Looking Statements

Certain statements made in this report, including under Part II, Item 2 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in the notes to the consolidated financial statements included in this report, are not based on historical facts, but are forward-looking statements.  These statements reflect our reasonable judgment with respect to future events and typically can be identified by the use of forward-looking terminology such as “believes,” “expects,” “projects,” “intends,” “plans,” “may,” “will,” “should,” “would,” “could”  or “anticipates,” or the negative thereof, or other variations thereon, or comparable terminology, or by discussions of strategy.  Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements.  Those risks and uncertainties include but are not limited to:

▪
general economic or business conditions, both domestically and internationally, and instability in the financial and credit markets, including their potential impact on our (i) sales and operating costs and access to financing or (ii) customers and suppliers and their ability to obtain financing or generate the cash necessary to conduct their respective businesses;

▪	our ability to successfully implement our business plan to increase sales and improve financial performance;

▪	the cost and difficulty of marketing and selling our products in foreign markets;

▪
disruptions involving our vendors or the transportation and handling industries, particularly those affecting imported products from China, including customs issues, labor stoppages, strikes or slowdowns and the availability of shipping containers and cargo ships;

▪	disruptions affecting our Henry County, Virginia warehouses and corporate headquarters facilities;

▪	when or whether our new business initiatives become profitable;

▪	price competition in the furniture industry;

▪	changes in domestic and international monetary policies and fluctuations in foreign currency exchange rates affecting the price of our imported products and raw materials;

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

▪	the interruption, inadequacy, security failure or integration failure of our information systems or information technology infrastructure, related service providers or the internet;

▪	the direct and indirect costs associated with the implementation of our Enterprise Resource Planning system, including costs resulting from unanticipated disruptions to our business;

▪	achieving and managing growth and change, and the risks associated with new business lines, acquisitions, restructurings, strategic alliances and international operations;

▪	adverse political acts or developments in, or affecting, the international markets from which we import products, including duties or tariffs imposed on those products;

▪	risks associated with distribution through third-party retailers, such as non-binding dealership arrangements;

▪	capital requirements and costs;

▪	competition from non-traditional outlets, such as catalog and internet retailers and home improvement centers;

▪
changes in consumer preferences, including increased demand for lower-quality, lower-priced furniture due to, among other things, levels of  declines in consumer confidence, amounts of discretionary income available for furniture purchases and the availability of consumer credit;

▪
higher than expected costs associated with product quality and safety, including regulatory compliance costs related to the sale of consumer products and costs related to defective or non-compliant products: and

▪	higher than expected employee medical costs.

Any forward-looking statement that we make speaks only as of the date of that statement, and we undertake no obligation, except as required by law, to update any forward-looking statements whether as a result of new information, future events or otherwise.

We face a number of significant risks and uncertainties, as more fully discussed in Item 1A, “Risk Factors” below.

ITEM 1A.                RISK FACTORS

Our business is subject to a variety of risks.  The risk factors discussed below should be considered in conjunction with the other information contained in this annual report on Form 10-K.  If any of these risks actually materialize, our business, results of operations, financial condition or future prospects could be negatively impacted.  These risks are not the only ones we face.  There may be additional risks that are presently unknown to us or that we currently believe to be immaterial that could affect our business.

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

In fiscal 2014, imported products sourced from China accounted for approximately 74% of our import purchases and the factory in China from which we directly source the largest portion of our import products accounted for approximately 57% of our worldwide purchases of imported products. Furniture manufacturing creates large amounts of highly flammable wood dust and utilizes other highly flammable materials such as varnishes and solvents in our manufacturing processes and are therefore subject to the risk of losses arising from explosions and fires.  A disruption in our supply chain from this factory, or from China in general, could significantly impact our ability to fill customer orders for products manufactured at that factory or in that country.  If such a disruption were to occur, we believe that we would have sufficient inventory currently on hand and in transit to our U.S. warehouses in Martinsville, VA to adequately meet demand for approximately five months with up to an additional three months available for immediate shipment from our warehouses in Asia. We believe that we could, most likely at higher cost, source most of the products currently sourced in China from factories in other countries and could produce certain upholstered products domestically at our own factories.  However, supply disruptions and delays on selected items could occur for up to five to six months before remedial measures could be implemented.  If we were to be unsuccessful in obtaining those products from other sources or at comparable cost, a disruption in our supply chain from our largest import furniture supplier, or from China in general, could adversely affect our sales, earnings, financial condition and liquidity.

▪	We are subject to changes in foreign government regulations and in the political, social and economic climates of the countries from which we source our products.

Changes in political, economic, and social conditions, as well as in the laws and regulations in the foreign countries from which we source our products could adversely affect our sales, earnings, financial condition and liquidity.  These changes could make it more difficult to provide products and service to our customers or could increase the cost of those products.  International trade regulations and policies of the United States and the countries from which we source finished products could adversely affect us.  Imposition of trade sanctions relating to imports, taxes, import duties and other charges on imports affecting our products could increase our costs and decrease our earnings.  For example since 2004, the U.S. Department of Commerce has imposed tariffs on wooden bedroom furniture coming into the United States from China. In this case, none of the rates imposed have been of sufficient magnitude to alter our import strategy in any meaningful way; however, these and other tariffs are subject to review and could be implemented or increased in the future.

▪	Our dependence on non-U.S. suppliers could, over time, adversely affect our ability to service customers.

We rely exclusively on non-U.S. suppliers for our casegoods furniture products and for a significant portion of our upholstered products.  Our non-U.S. suppliers may not provide goods that meet our quality, design or other specifications in a timely manner and at a competitive price.  If our suppliers do not meet our specifications, we may need to find alternative vendors, potentially at a higher cost, or may be forced to discontinue products.  Also, delivery of goods from non-U.S. vendors may be delayed for reasons not typically encountered for domestically manufactured furniture, such as shipment delays caused by customs issues, labor issues, port-related issues such as weather, congestion or port equipment, decreased availability of shipping containers and/or the inability to secure space aboard shipping vessels to transport our products.  Our failure to timely fill customer orders due to an extended business interruption for a major non-U.S. supplier, or due to transportation issues, could negatively impact existing customer relationships and adversely affect our sales, earnings, financial condition and liquidity.

▪	Our inability to accurately forecast demand for our imported products could cause us to purchase too much, too little or the wrong mix of inventory.

Manufacturing and delivery lead times for our imported products necessitate that we make forecasts and assumptions regarding current and future demand for these products. If our forecasts and assumptions are inaccurate, we may purchase excess or insufficient amounts of inventory. If we purchase too much or the wrong mix of inventory, we may be forced to sell it at lower margins, which could adversely affect our sales, earnings, financial condition and liquidity. If we purchase too little or the wrong mix of inventory, we may not be able to fill customer orders and may lose market share and weaken or damage customer relationships which also could adversely affect our sales, earnings, financial condition and liquidity.

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

▪	Supplier transitions, including cost or quality issues, could result in longer lead times and shipping delays.

In the past, inflation concerns, and to a lesser extent quality and supplier viability concerns, affecting some of our imported product suppliers located in China have   prompted us to source more of our products from lower cost and/or higher quality suppliers located in other countries, such as Vietnam and Indonesia.  We expect this transition away from suppliers located in China to continue, but at a slower pace than in prior years. When undertaken, transitions of this type involve significant planning and coordination by and between us and our new suppliers in these countries. Despite our best efforts and those of our new sourcing partners, these transition efforts are likely to result in longer lead times and shipping delays over the short term, which could adversely affect our sales, earnings, financial condition and liquidity.

Our new business initiatives could fail.

During fiscal 2014, we launched two new business initiatives- H Contract and Homeware. Both businesses require experience and expertise outside of our traditional skillset. Although we have hired professionals who we believe have the requisite skills and experience to lead these new initiatives, we may not succeed in growing these new initiatives into profitable businesses. These businesses may fail outright or fail to produce an adequate return. Both businesses reported operating losses in fiscal 2014 and we spent $2.1 million pre-tax, ($1.4 million, or $0.13 per share after tax), on related start-up costs. In the near term, we expect each of these business units to operate at or below breakeven and require significant additional working capital as we attempt to increase sales in these units. These expenditures will have a negative impact on our short-term earnings and liquidity. If we are unsuccessful in making these businesses profitable,  our earnings and liquidity could be adversely affected.

A disruption affecting our Martinsville, Virginia warehouse, distribution or headquarters facilities could disrupt our business.

Our Martinsville, Virginia facilities are critical to our success. Our Martinsville, Virginia warehouses housed approximately 55% of our consolidated inventories at February 2, 2014, with approximately 32% of our consolidated inventories at February 2, 2014 stored at our Central Distribution Center (CDC) in Martinsville. During fiscal 2014, approximately 63% of our invoiced sales were shipped out of our Martinsville facilities, with 42% of fiscal 2014 invoiced sales shipped out of CDC. Additionally, our corporate headquarters, which houses all of our corporate administration, sourcing, sales, finance, product design, customer service and traffic functions for our imported products is located in this area. Any disruption affecting the CDC facility or a combination of our other facilities in this area, for even a relatively short period of time, could adversely affect our ability to ship our imported furniture products and disrupt our business, which could adversely affect our sales, earnings, financial condition and liquidity.

The implementation of our Enterprise Resource Planning system could disrupt our business.

We are in the process of implementing a Company-wide Enterprise Resource Planning (ERP) system.  Our ERP system implementation may not result in improvements that outweigh its costs and may disrupt our operations. Our inability to mitigate existing and future disruptions could adversely affect our sales, earnings, financial condition and liquidity. The ERP system implementation subjects us to substantial costs and inherent risks associated with migrating from our legacy systems. These costs and risks could include, but are not limited to:

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

The interruption, inadequacy, security failure or integration failure of our information systems or information technology infrastructure or the internet could adversely impact our business adversely affect our sales, earnings, financial condition and liquidity.

Our information systems (software) and information technology (hardware) infrastructure platforms and those of third parties who provide these services to us, including internet service providers and third-parties who store data for us on their servers, facilitate and support every facet of our business, including the sourcing of raw materials and finished goods, planning, manufacturing, warehousing, customer service, shipping, accounting and human resources. Our systems, and those of third parties who provide services to us, are vulnerable to disruption or damage caused by a variety of factors including, but not limited to: power disruptions or outages; natural disasters or other so-called “Acts of God”; computer system or network failures; viruses or malware; physical or electronic break-ins; the theft of computers, tablets and smart phones utilized by our employees or contractors; unauthorized access and cyber-attacks. If these information systems or information technology are interrupted or fail, our operations may be adversely affected, which could adversely affect our sales, earnings, financial condition and liquidity.

If demand for our domestically manufactured upholstered furniture declines and we may respond by realigning manufacturing.

Our domestic manufacturing operations make only upholstered furniture.  A decline in demand for our domestically produced upholstered furniture could result in the realignment of our domestic manufacturing operations and capabilities and the implementation of cost savings measures.  These programs could include the consolidation and integration of facilities, functions, systems and procedures.  We may decide to source certain products from other suppliers instead of continuing to manufacture them.  These realignments and cost savings measures typically involve initial upfront costs and could result in decreases in our near-term earnings before the expected cost savings are realized, if they are realized at all.  We may not always accomplish these actions as quickly as anticipated and may not  achieve the expected cost savings.

We may not be able to collect amounts owed to us.

We grant payment terms to most customers ranging from 30 to 60 days and do not generally require collateral. However, in some instances we provide longer payment terms. Some of our customers have experienced, and may in the future experience, credit-related issues. While we perform ongoing credit evaluations of our customers, those evaluations may not prevent uncollectible trade accounts receivable. Credit evaluations involve significant management diligence and judgment. Should more customers than we anticipate experience liquidity issues, or if payment is not received on a timely basis, we may have difficulty collecting amounts owed to us by these customers, which could adversely affect our sales, earnings and financial condition and liquidity. Additionally, we factor substantially all of our domestic upholstery accounts receivable, in most cases without recourse to us. Should we ever elect to end our factoring arrangement and manage our domestic upholstery trade receivables ourselves, that decision would increase our exposure to bad debt risk and could adversely affect our sales, earnings, financial condition and liquidity.

We may experience impairment of our long-lived assets, which would decrease our earnings and net worth.

Accounting rules require that long-lived assets be tested for impairment when circumstances indicate, but at least annually.  At February 2, 2014 we had $25.1 million in net long-lived assets, consisting primarily of property, plant and equipment, trademarks and trade names. The outcome of impairments testing could result in the write-down of all or a portion of the value of these assets.  A write-down of our assets would, in turn, reduce our earnings and net worth. Over the past three fiscal years, we have written down approximately $1.8 million in long lived assets. This write-down occurred in fiscal 2012 and was the result of the impairment of our Bradington-Young trade name. It is possible that we will have additional write-downs in the future, resulting in reductions to our earnings and net worth. Factors which may lead to additional write-downs of our long lived assets include, but are not limited to:

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

The furniture industry is particularly sensitive to cyclical variations in the general economy and to uncertainty regarding future economic prospects.  Home furnishings are generally considered a postponable purchase by most consumers.  Economic downturns could affect consumer spending habits by decreasing the overall demand for home furnishings.  These events could also impact retailers, our primary customers, possibly adversely affecting our sales, earnings and liquidity.  Changes in interest rates, consumer confidence, new housing starts, existing home sales, the availability of consumer credit and broader national or geopolitical factors have particularly significant effects on our business. A recovery in our sales could lag significantly behind a general recovery in the economy after an economic downturn, due to, among other things, the postponable nature and relatively significant cost of home furnishings purchases.

We may lose market share due to competition.

The furniture industry is very competitive and fragmented.  We compete with numerous domestic and non-U.S. residential furniture sources.  Some competitors have greater financial resources than we have and often offer extensively advertised, well-recognized, branded products.  Competition from non-U.S. sources has increased dramatically over the past decade.  We may not be able to meet price competition or otherwise respond to competitive pressures, including increases in supplier and production costs.  Also, due to the large number of competitors and their wide range of product offerings, we may not be able to continue to differentiate our products (through value and styling, finish and other construction techniques) from those of our competitors.  In addition, some large furniture retailers are sourcing directly from non-U.S. furniture factories. Over time, this practice may expand to smaller retailers.  As a result, we are continually subject to the risk of losing market share, which could adversely affect our sales, earnings, financial condition and liquidity.

Failure to anticipate or timely respond to changes in fashion and consumer tastes could adversely impact our business.

Furniture is a styled product and is subject to rapidly changing fashion trends and consumer tastes, as well as to increasingly shorter product life cycles.  If we fail to anticipate or promptly respond to these changes we may lose market share or be faced with the decision of whether to sell excess inventory at reduced prices.  This could adversely affect our sales, earnings, financial condition and liquidity.

The loss of several large customers through business consolidations, failures or other reasons could adversely affect our business.

The loss of several of our major customers through business consolidations, failures or otherwise, could adversely affect our sales, earnings, financial condition and liquidity.  Lost sales may be difficult to replace.  Amounts owed to us by a customer whose business fails, or is failing, may become uncollectible, and we could lose future sales, any of which could adversely affect our sales, earnings, financial condition and liquidity.

Our ability to grow and maintain sales and earnings depends on the successful execution of our business strategies.

We are primarily a residential furniture design, sourcing, marketing and logistics company with domestic upholstery manufacturing capabilities.  We are completely dependent on non-U.S. suppliers for all of our casegoods furniture products and a significant portion for our upholstered products. Our ability to grow and maintain sales and earnings depends on:

▪
the continued correct selection and successful execution and refinement of our overall business strategies and business systems for designing, marketing, sourcing, distributing and servicing our products;

▪	good decisions about product mix and inventory availability targets;

▪	the enhancement of relationships and business systems that allow us to continue to work more efficiently and effectively with our global sourcing suppliers; and

▪	the right mix between domestic manufacturing and foreign sourcing for upholstered products.

Our traditional customer base, independent furniture stores and regional chains, is getting smaller and the demographic profile of the typical home furnishings consumer is evolving. Therefore, we must:

▪	identify and adapt to trends in retailing; and

▪	develop strategies to sell in the channels in which our consumers prefer to shop.

 All of these factors affect our ability to grow and maintain sales, earnings and liquidity.

We may incur higher employee costs in the future.

We maintain a self-insured healthcare plan for our employees. We have insurance coverage in place for aggregate claims above a specified amount in any year. While our healthcare costs in recent years have generally increased at the same rate or greater than as the national average, those costs have increased more rapidly than general inflation in the U.S. economy. Continued inflation in healthcare costs, as well as additional costs we may incur as a result of current or future federal or state healthcare legislation and regulations, could significantly increase our employee healthcare costs in the future. Continued increases in our healthcare costs could adversely affect our earnings, financial condition and liquidity.

Our results of operations for any quarter are not necessarily indicative of our results of operations for a full year.

Home furnishings sales fluctuate from quarter to quarter due to factors such as changes in economic and competitive conditions, weather conditions and changes in consumer order patterns. From time to time, we have experienced, and may continue to experience, volatility with respect to demand for our home furnishing products. Accordingly, our results of operations for any quarter are not necessarily indicative of the results of operations to be expected for a full year.

Fluctuations in the price, availability or quality of raw materials for our domestically manufactured upholstered furniture could cause manufacturing delays, adversely affect our ability to provide goods to our customers or increase our costs.

We use various types of wood, leather, fabric, foam and other filling material, high carbon spring steel, bar and wire stock and other raw materials in manufacturing upholstered furniture.  We depend on outside suppliers for raw materials and must obtain sufficient quantities of quality raw materials from these suppliers at acceptable prices and in a timely manner.  We do not have long-term supply contracts with our suppliers.  Unfavorable fluctuations in the price, quality or availability of required raw materials could negatively affect our ability to meet the demands of our customers.  The inability to meet customers’ demands could adversely affect our sales, earnings, financial condition and liquidity..  We may not always be able to pass price increases in raw materials through to our customers due to competition and other market pressures.

We may engage in acquisitions and investments in companies, form strategic alliances and pursue new business lines. These activities could disrupt our business, dilute our earnings per share, decrease the value of our common stock and decrease our earnings and liquidity.

We may acquire or invest in businesses that offer complementary products and that we believe offer competitive advantages.  However, we may fail to identify significant liabilities or risks that could negatively affect us or result in our paying more for the acquired company or assets than they are worth.  We may also have difficulty assimilating the operations and personnel of an acquired business into our current operations.  Acquisitions may disrupt or distract management from our ongoing business.  We may pay for future acquisitions using cash, stock, the assumption of debt, or a combination of these.  Future acquisitions could result in dilution to existing shareholders and to earnings per share and decrease the value of our common stock. We may pursue new business lines in which we have limited or no prior experience or expertise. These pursuits may require substantial investment of capital and personnel. New business initiatives may fail outright or fail to produce an adequate return, which could adversely affect our earnings, financial condition and liquidity.

Future costs of complying with various laws and regulations may adversely impact future operating results.

Our business is subject to various domestic and international laws and regulations that could have a significant impact on our operations and the cost to comply with such laws and regulations could adversely impact our sales, earnings, financial condition and liquidity. In addition, failure to comply with such laws and regulations, even inadvertently, could produce negative consequences which could adversely impact our operations and reputation..

ITEM 1B.                UNRESOLVED STAFF COMMENTS

None.

ITEM 2.                   PROPERTIES

Set forth below is information with respect to our principal properties at April 18, 2014.  We believe all of these properties are well-maintained and in good condition.  During fiscal 2014, we estimate our upholstery plants operated at approximately 90% of capacity on a one-shift basis.  All our production facilities are equipped with automatic sprinkler systems.  All facilities maintain modern fire and spark detection systems, which we believe are adequate.  We have leased certain warehouse facilities for our distribution and import operations, typically on a short and medium-term basis.  We expect that we will be able to renew or extend these leases or find alternative facilities to meet our warehousing and distribution needs at a reasonable cost.  All facilities set forth below are active and operational, representing approximately 2.0 million square feet of owned space, leased space or properties utilized under third-party operating agreements.

Location	Segment Use	Primary Use	Approximate Size in Square Feet	Owned or Leased
Martinsville, Va.	Both segments	Corporate Headquarters	43,000	Owned
Martinsville, Va.	Both segments	Distribution and Imports	580,000	Owned
Martinsville, Va.	Casegoods	Customer Support Center	146,000	Owned
Martinsville, Va.	Both segments	Distribution	628,000	Leased (1)
High Point, N.C.	Both segments	Showroom	80,000	Leased (2)
Cherryville, N.C.	Upholstery	Manufacturing Supply Plant	53,000	Owned (3)
Hickory, N.C.	Upholstery	Manufacturing	91,000	Owned (3)
Hickory, N.C.	Upholstery	Manufacturing and Offices	36,400	Leased (3) (4)
Bedford, Va.	Upholstery	Manufacturing and Offices	327,000	Owned (5)

(1) Lease expires March 31, 2021.
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

(1) This property is subject to an operating agreement that expires on July 31, 2014.
Renwal is automatic unless either party gives notice to terminate 120 days prior to expiration.

ITEM 3.                  LEGAL PROCEEDINGS

None.

ITEM 4.                  MINE SAFETY DISCLOSURES

None.

EXECUTIVE OFFICERS OF
HOOKER FURNITURE CORPORATION

Hooker Furniture’s executive officers and their ages as of April 18, 2014 and the year each joined the Company are as follows:

Name	Age	Position	Year Joined Company
Paul B. Toms, Jr.	59	Chairman and Chief Executive Officer	1983
Paul A. Huckfeldt	56	Chief Financial Officer and	2004
		Senior Vice President - Finance and Accounting
Michael W. Delgatti, Jr.	60	President - Hooker Furniture Corporation	2009
Anne M. Jacobsen	52	Senior Vice President-Administration	2008

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

Paul A. Huckfeldt has been Senior Vice President - Finance and Accounting since September 2013 and Chief Financial Officer since January 2011. Mr. Huckfeldt served as Vice President – Finance and Accounting from December 2010 to September 2013,   Corporate Controller and Chief Accounting Officer from January 2010 to January 2011, Manager of Operations Accounting from March 2006 to December 2009 and led the Company’s Sarbanes-Oxley implementation and subsequent compliance efforts from April 2004 to March 2006.

Michael W. Delgatti, Jr. has been President since February 2014. Mr. Delgatti served as President – Hooker Upholstery from August 2011 to January 2014 and Executive Vice-President of Corporate Sales from September 2012 to January 2014. Mr. Delgatti joined the Company in January of 2009 as Executive Vice-President of Hooker Upholstery.

Anne M. Jacobsen has been Senior Vice President- Administration since January 2014. Ms. Jacobsen joined the Company in January of 2008 as Director of Human Resources and served as Vice President- H R and Administration from January 2011 to January 2014 and Vice President-Human Resources from November 2008 to January 2011.

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

	Sales Price Per Share		Dividends
	High	Low	Per Share
November 4, 2013 - February 2, 2014	$17.81	$15.01	$0.10
August 5, - November 3, 2013	17.20	13.35	0.10
May 6, - August 4, 2013	18.00	15.06	0.10
February 4 - May 5, 2013	18.30	13.93	0.10

October 29, 2012 - February 3, 2013	$15.19	$13.27	$0.10
July 30, - October 28, 2012	13.77	11.35	0.10
April 30, - July 29, 2012	12.82	10.01	0.10
January 30 - April 29, 2012	13.99	11.37	0.10

As of February 2, 2014, we had approximately 2,800 beneficial shareholders. We expect that future regular quarterly dividends will be paid and declared in the months of March, June, September, and December. Although we presently intend to continue to declare regular cash dividends on a quarterly basis for the foreseeable future, the determination as to the payment and the amount of any future dividends will be made by the Board of Directors from time to time and will depend on our then-current financial condition, capital requirements, results of operations and any other factors then deemed relevant by the Board of Directors.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

During the fiscal 2013 first quarter, our Board of Directors authorized the repurchase of up to $12.5 million of the Company’s common shares. During fiscal 2013, we used an aggregate of $671,000 to purchase 57,700 shares of our stock at an average price of $11.63 per share. No shares were purchased during fiscal 2014. Approximately $11.8 million remains available under the board’s authorization.  For additional information regarding this repurchase authorization, see the “Share Repurchase Authorization” section in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Performance Graph

The following graph compares cumulative total shareholder return for the Company with a broad performance indicator, the Russell 2000® Index, and an industry index, the Household Furniture Index, for the period from February 1, 2009 to February 2, 2014.

(1)	The graph shows the cumulative total return on $100 invested at the beginning of the measurement period in our common stock or the specified index, including reinvestment of dividends.

(2)	The Russell 2000® Index, prepared by Frank Russell Company, measures the performance of the 2,000 smallest companies out of the 3,000 largest U.S. companies based on total market capitalization.

(3)
Household Furniture Index as prepared by Zacks Investment Research, Inc. consists of companies under SIC Codes 2510 and 2511, which includes home furnishings companies that are publically traded in the United States or Canada.  At February 2, 2014, Zacks Investment Research, Inc. reported that these two SIC Codes consisted of Bassett Furniture Industries, Inc., Dorel Industries, Inc.,   Ethan Allen Interiors, Inc., Flexsteel Industries, Inc., Furniture Brands International, Inc., Hooker Furniture Corporation,  La-Z-Boy, Inc., Leggett & Platt, Inc., Natuzzi SPA-ADR, Nova Lifestyle, Inc., Select Comfort Corporation, Stanley Furniture Company, Inc. and Tempur-Pedic International, Inc.

ITEM 6.                  SELECTED FINANCIAL DATA

The following selected financial data for each of our last five fiscal years has been derived from our audited, consolidated financial statements.  The selected financial data should be read in conjunction with the consolidated financial statements, including the related notes, and Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this report.  Additionally, we face a number of significant risks and uncertainties, as more fully discussed in Item 1A, “Risk Factors”, above. If any or a combination of these risks and uncertainties were to occur, the information below may not be fully indicative our future financial condition or results of operations.

	Fiscal Year Ended (1)
	February 2,	February 3,	January 29,	January 30,	January 31,
	2014	2013	2012	2011	2010
	(In thousands, except per share data)
Income Statement Data:
Net sales	$228,293	$218,359	$222,505	$215,429	$203,347
Cost of sales	173,568	165,813	173,642	168,547	154,931
Gross profit	54,725	52,546	48,863	46,882	48,416
Selling and adminstrative expenses (2)	42,222	39,606	40,375	41,022	41,956
Restructuring charges (3)	-	-	-	1,403	-
Goodwill and intangible asset impairment charges (4)	-	-	1,815	396	1,274
Operating income	12,503	12,940	6,673	4,061	5,186
Other income (expense), net	(35)	53	272	108	(99)
Income before income taxes	12,468	12,993	6,945	4,169	5,087
Income taxes	4,539	4,367	1,888	929	2,079
Net income	7,929	8,626	5,057	3,240	3,008

Per Share Data:
Basic and diluted earnings per share	$0.74	$0.80	$0.47	$0.30	$0.28
Cash dividends per share	0.40	0.40	0.40	0.40	0.40
Net book value per share (5)	12.57	12.19	11.78	11.78	11.86
Weighted average shares outstanding (basic)	10,722	10,745	10,762	10,757	10,753

Balance Sheet Data:
Cash and cash equivalents	$23,882	$26,342	$40,355	$16,623	$37,995
Trade accounts receivable	29,393	28,272	25,807	27,670	25,894
Inventories	49,016	49,872	34,136	57,438	36,176
Working capital	94,142	92,200	89,534	89,297	87,894
Total assets	155,481	155,823	149,171	150,411	149,099
Shareholders' equity	134,803	131,045	127,113	126,770	127,592

(1)	Our fiscal years end on the Sunday closest to January 31. The fiscal years presented above all had 52 weeks, except for the fiscal year ended February 3, 2013, which had 53 weeks.

(2)	Selling and administrative expenses for fiscal 2014 include $2.1 million of startup costs pre-tax, ($1.4 million, or $0.13 per share after tax) for our H Contract and Homeware business initiatives.

(3)
In fiscal 2011, we closed facilities in order to consolidate our domestic leather upholstered furniture operations.  As a result, we recorded $1.4 million pretax ($874,000 after tax, or $0.08 per share), principally for severance and asset impairment.

(4)	Based on our annual impairment analyses, we recorded the following intangible asset impairment charges:
a)	in fiscal 2012, $1.8 million pretax ($1.1 million after tax or $0.10 per share) on our Bradington-Young trade name;
b)	in fiscal 2011, $396,000 pretax ($247,000 after tax or $0.02 per share) on our Opus Designs by Hooker Furniture trade name; and
c)
in fiscal 2010,  $661,000 pretax ($412,000 after tax, or $0.04 per share) on our Opus Designs by Hooker Furniture trade name and $613,000 pretax ($382,000 after tax, or $0.04 per share) on our Bradington-Young trade name.

(5)
Net book value per share is derived by dividing “shareholders’ equity” by the number of common shares issued and outstanding, excluding unvested restricted shares, all determined as of the end of each fiscal period.

ITEM 7.                  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the selected financial data and the consolidated financial statements, including the related notes, contained elsewhere in this annual report. We especially encourage users of this report to familiarize themselves with:

▪
All of our recent public filings made with the Securities and Exchange Commission (“SEC”).  Our public filings made with the SEC are available, without charge, at www.sec.gov and at http://investors.hookerfurniture.com;

▪
The forward looking statements contained in Item 1 of this report, which describe the significant risks and uncertainties that could cause actual results to differ materially from those made in any forward-looking statements we make in this report, including those contained in this section of our annual report on Form 10-K;

▪
The company-specific risks found in Item 1A “Risk Factors” of this report on Form 10-K. This section contains critical information regarding significant risks and uncertainties that we face. If any of these risks materialize, our business, financial condition and future prospects could be adversely impacted; and

▪
Our commitments and contractual obligations and off-balance sheet arrangements described on page 31 and in Note 17 on page F-28 of this report. These sections describe commitments, contractual obligations and off-balance sheet arrangements, some of which are not reflected in our consolidated financial statements.

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

The financial statements filed as part of this annual report on Form 10-K include the:

▪	fifty-two week period that began February 4, 2013 and ended on February 2, 2014 (fiscal 2014);
▪	fifty-three week period that began January 30, 2012 and ended on February 3, 2013 (fiscal 2013); and
▪	fifty-two week period that began January 31, 2011 and ended on January 29, 2012 (fiscal 2012).

Nature of Operations

Hooker Furniture Corporation (the “Company”, “we,” “us” and “our”) is a home furnishings marketing and logistics company offering worldwide sourcing of residential casegoods and upholstery, as well as domestically-produced custom leather and fabric-upholstered furniture. We were incorporated in Virginia in 1924 and are ranked among the nation’s top 10 largest publicly traded furniture sources, based on 2012 shipments to U.S. retailers, according to a 2013 survey published by Furniture Today a leading trade publication. We are a key resource for residential wood and metal furniture (commonly referred to as “casegoods”) and upholstered furniture.  Our major casegoods product categories include accents, home office, dining, bedroom and home entertainment furniture under the Hooker Furniture brand.  Our residential upholstered seating companies include Bradington-Young (acquired in 2003), a specialist in upscale motion and stationary leather furniture and Sam Moore Furniture (acquired in 2007), a specialist in upscale occasional chairs, settees, sofas and sectional seating with an emphasis on cover-to-frame customization.  An extensive selection of designs and formats along with finish and cover options in each of these product categories makes us a comprehensive resource for residential furniture retailers, primarily targeting the upper-medium price range.  Our principal customers are retailers of residential home furnishings that are broadly dispersed throughout the United States. Our customers also include home furniture retailers in Canada and in over 10 other countries internationally. Other customers include independent furniture stores, specialty retailers, department stores, catalog and internet merchants, interior designers and national and regional chains. We launched two new initiatives during fiscal 2014, which are intended to help us reach a broader consumer base:

▪	H Contract- which supplies upholstered seating and casegoods to upscale senior living facilities throughout the country; and
▪
Homeware- which features customer-assembled, modular upholstered and casegoods products, as well as home accessories, designed for younger and more mobile furniture customers, marketed direct-to-consumer via the internet.

Overview

Consumer home furnishings purchases are driven by an array of factors, including general economic conditions such as:

▪	consumer confidence;
▪	availability of consumer credit;
▪	energy and other commodity prices; and
▪	housing and mortgage markets;

as well as lifestyle-driven factors such as changes in:

▪	fashion trends;
▪	disposable income;
▪	household formation and turnover; and

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

Results for our domestic upholstery operations, which have significantly higher overhead and fixed costs than our import operations, have been particularly affected by the decline in demand for home furnishings and experienced operating losses or low operating profitability beginning with our fiscal 2009 second quarter through the second quarter of fiscal 2013.  We initiated extensive cost reduction efforts over that time, which mitigated the effect of the weakness in demand. Our upholstery segment operations have been profitable for the last two fiscal years.

The following are the primary factors that affected our consolidated results of operations for fiscal 2014.

▪
Consolidated net sales increased, primarily due to higher average selling prices in both operating segments, partially offset by higher discounting and returns and allowances in our casegoods segment and five fewer shipping days in fiscal 2014 than in fiscal 2013.

▪	Consolidated gross profit increased in absolute terms, due primarily to increased sales volume in both segments, but was essentially flat as a percentage of net sales.

▪
Consolidated selling and administrative expenses increased in both absolute terms and as a percentage of net sales primarily due to start-up costs for our  H Contract and Homeware  business initiatives and a number of other factors such as higher marketing and professional expenses which are discussed in greater detail below ; and

▪
Our upholstery segment nearly doubled operating profitability, primarily due to improvements in Bradington-Young’s domestic leather operations due to increased sales due to higher selling prices, lower cost of sales due to improved material utilization and lower selling and administrative expenses due to lower marketing related costs.

Results of Operations

The following table sets forth the percentage relationship to net sales of certain items for the annual periods included in the consolidated statements of income:

	Fifty-two	Fifty-three	Fifty-two
	weeks ended	weeks ended	weeks ended
	February 2,	February 3,	January 29,
	2014	2013	2012
Net sales	100.0%	100.0%	100.0%
Cost of sales	76.0	75.9	78.0
Gross profit	24.0	24.1	22.0
Selling and administrative expenses	18.5	18.1	18.1
Intangible asset impairment charges	-	-	0.8
Operating income	5.5	5.9	3.0
Other income, net	0.0	0.1	0.1
Income before income taxes	5.5	6.0	3.1
Income taxes	2.0	2.0	0.8
Net income	3.5	4.0	2.3

Fiscal 2014 Compared to Fiscal 2013

Net Sales

	Fifty-two weeks ended		Fifty-three weeks ended
	February 2, 2014		February 3, 2013		$ Change	% Change
		% Net Sales		% Net Sales
Casegoods	$145,266	63.6%	$141,064	64.6%	$4,202	3.0%
Upholstery	83,027	36.4%	77,295	35.4%	$5,732	7.4%
Consolidated	$228,293	100.0%	$218,359	100.0%	$9,934	4.5%

Unit Volume and Average Selling Price

Unit Volume	FY14 % Increase vs. FY13	Average Selling Price	FY14 % Increase vs. FY13

Casegoods	-3.4%	Casegoods	5.9%
Upholstery	1.2%	Upholstery	6.2%
Consolidated	-2.0%	Consolidated	6.3%

Because we report on a fiscal year that ends on the Sunday closest to January 31st of each year, the 2014 fiscal year was one week shorter than the comparable 2013 fiscal year which was 53 weeks long. The following table presents average net sales per shipping day in thousands for the 2014 and 2013 fiscal years:

Net Sales per Shipping Day

	Average Net Sales Per Shipping Day
	Fifty-two weeks ended	Fifty-three weeks ended	%
	February 2, 2014	February 3, 2013	Change
Casegoods	$581	$553	5.1%
Upholstery	332	303	9.6%
Consolidated	$913	$856	6.6%

Shipping Days	250	255

Gross Profit

	Fifty-two weeks ended		Fifty-three weeks ended
	February 2, 2014		February 3, 2013		$ Change	% Change
		% Net Sales		% Net Sales
Casegoods	$39,332	27.1%	$38,054	27.0%	$1,278	3.4%
Upholstery	15,393	18.5%	14,492	18.8%	901	6.2%
Consolidated	$54,725	24.0%	$52,546	24.1%	$2,179	4.1%

Consolidated gross profit increased in absolute terms, but was essentially flat as percentage of net sales in fiscal 2014, as compared to the same prior-year period, primarily due to increased sales and higher average selling prices in both segments and lower distribution costs in our casegoods segment due to the closure of several Asian warehouses and lower payroll expenses.

Selling and Administrative Expenses

	Fifty-two weeks ended		Fifty-three weeks ended
	February 2, 2014		February 3, 2013		$ Change	% Change
		% Net Sales		% Net Sales
Casegoods	$28,742	19.8%	$26,102	18.5%	$2,640	10.1%
Upholstery	13,480	16.2%	13,504	17.5%	(24)	-0.2%
Consolidated	$42,222	18.5%	$39,606	18.1%	$2,616	6.6%

Consolidated selling and administrative expenses increased both in absolute terms and as a percentage of net sales in the fiscal 2014 compared to the prior-year period.

Casegoods selling and administrative expenses increased both in absolute terms and as a percentage of net sales, primarily due to:

▪	start-up costs for our H Contract and Homeware initiatives, startup costs which were $2.1 million pre-tax, ($1.4 million, or $0.13 per share after tax), in fiscal 2014;
▪	an increase in bad debts expense due to a favorable adjustment in the comparable fiscal 2013 period;
▪	an increase in professional service expense due to increased compliance and regulatory costs;
▪	an increase in salaries and wages due to hiring to fill open positions; and
▪	an increase in selling expenses due to increased marketing and promotional activity.

Upholstery selling and administrative expenses decreased in absolute terms and as a percentage of net sales due to increased sales volume.

Operating Income

	Fifty-two weeks ended		Fifty-three weeks ended
	February 2, 2014		February 3, 2013		$ Change	% Change
		% Net Sales		% Net Sales
Casegoods	$10,590	7.3%	$11,953	8.5%	$(1,363)	-11.4%
Upholstery	1,913	2.3%	987	1.3%	926	93.8%
Consolidated	$12,503	5.5%	$12,940	5.9%	$(437)	-3.4%

Operating income decreased for fiscal 2014 compared to the prior-year both as a percentage of net sales and in absolute terms, due to the factors discussed above.  The operating loss for our H Contract and Homeware initiatives was $1.5 million, which is reported in our casegoods segment.

Income Taxes

	Fifty-two weeks ended		Fifty-three weeks ended
	February 2, 2014		February 3, 2013		$ Change	% Change
		% Net Sales		% Net Sales
Consolidated income tax expense	$4,539	2.0%	$4,367	2.0%	$172	3.9%

Effective Tax Rate	36.4%		33.6%

We recorded income tax expense of $4.5 million during fiscal 2014, compared to $4.4 million for fiscal 2013, due primarily to our effective tax rate rising,  which primarily resulted from a decrease in the favorable permanent difference attributable to the annual gain associated with Company-owned life insurance.

Net Income and Earnings Per Share

	Fifty-two weeks ended		Fifty-three weeks ended
	February 2, 2014		February 3, 2013		$ Change	% Change
		% Net Sales		% Net Sales
Consolidated	$7,929	3.5%	$8,626	4.0%	$(697)	-8.1%

Earnings per share	$0.74		$0.80

Fiscal 2013 Compared to Fiscal 2012

Net Sales

	Fifty-three weeks ended		Fifty-two weeks ended
	February 3, 2013		January 29, 2012		$ Change	% Change
		% Net Sales		% Net Sales
Casegoods	$141,064	64.6%	$147,927	66.5%	$(6,863)	-4.6%
Upholstery	77,295	35.4%	74,578	33.5%	$2,717	3.6%
Consolidated	$218,359	100.0%	$222,505	100.0%	$(4,146)	-1.9%

Unit Volume	FY13 % Increase vs. FY12	Average Selling Price	FY13 % Increase vs. FY12

Casegoods	-19.7%	Casegoods	17.8%
Upholstery	-4.3%	Upholstery	7.9%
Consolidated	-15.8%	Consolidated	15.7%

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

As a percentage of net sales, consolidated gross margin increased, primarily due to decreased discounting in both segments and lower domestic upholstery manufacturing costs as a percentage of net sales, partially offset by modestly higher costs on some of our imported products. The higher levels of product discounting in fiscal 2012 were primarily due to efforts to reduce slow-moving inventory levels. In absolute terms, consolidated gross profit increased, primarily due to improved upholstery segment performance, partially offset by the decline in casegoods net sales discussed above.

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

Casegoods selling and administrative expenses increased as a percentage of net sales primarily due to the net sales decrease discussed above, but decreased in absolute terms, primarily due to:

▪	increased amounts billed to our imported upholstery division for its share of administrative costs compared to prior periods;
▪	lower contributions expense, due to lower levels of distressed inventory;
▪	lower bad debt expense, due to favorable collections experience;
▪	reduced advertising and sample expenses, due to cost-cutting measures; and
▪	lower sales and design commissions, due to lower net sales.

These expense improvements were partially offset by increases in:

▪	bonus expense, due to the reversal of an accrual for long-term performance grant awards in the comparable prior-year period;
▪	salary expense, primarily due to an executive promotion and other salary increases; and
▪	fees for professional services, due to additional fees for several corporate initiatives.

Upholstery selling and administrative expenses decreased as a percentage of net sales, primarily due to decreases in:

▪	salary expense, due to an executive promotion to a corporate position and cost reduction efforts undertaken in fiscal 2012;
▪	benefits expense, due to decreased headcount and lower health claims; and
▪	sample and advertising expenses, due to cost-cutting measures.

These decreases were partially offset by an increase in the upholstery segment’s share of Company-wide administrative costs.

Operating Income

	Fifty-three weeks ended		Fifty-two weeks ended
	February 3, 2013		January 29, 2012		$ Change	% Change
		% Net Sales		% Net Sales
Casegoods	$11,953	8.5%	$10,644	7.2%	$1,309	12.3%
Upholstery	987	1.3%	(3,971)	-5.3%	4,958	124.9%
Consolidated	$12,940	5.9%	$6,673	3.0%	$6,267	93.9%

Operating profitability increased both as a percentage of net sales and in absolute terms, due to the factors discussed above. The upholstery segment returned to operating profitability during the 2013 fiscal first quarter and, despite a modest operating loss in the fiscal 2013 second quarter, posted an operating profit for fiscal 2013. The upholstery segment has returned to operating profitability due to operational improvements and the non-recurrence of intangible asset impairment charges in fiscal 2013. During the fourth quarter of fiscal 2012, our upholstery segment recorded a non-cash intangible asset impairment charge of $1.8 million ($1.1 million, or $0.10 per share, after tax) to write-down the value of the Bradington-Young trade name. We wrote down the carrying value of the Bradington-Young trade name because of operating losses incurred in that division through fiscal 2012.

Income Taxes

	Fifty-three weeks ended		Fifty-two weeks ended
	February 3, 2013		January 29, 2012		$ Change	% Change
		% Net Sales		% Net Sales
Consolidated income tax expense	$4,367	2.0%	$1,888	0.8%	$2,479	131.4%

Effective Tax Rate	33.6%		27.2%

We recorded income tax expense of $4.4 million during fiscal 2013, compared to $1.9 million for fiscal 2012, due primarily to an increase in pre-tax income.  Our effective tax rate rose to 33.6% from 27.2%. The effective rate in fiscal 2013 was higher than in fiscal 2012 mainly because our taxable income was higher and the dollar value of the favorable permanent differences we recognized each year (for officers’ life insurance, distributions received from our offshore insurance affiliate and charitable contributions of inventory) remained fairly constant in dollar terms, but as a percentage of taxable income the benefit was significantly smaller.

Net Income and Earnings Per Share

	Fifty-three weeks ended		Fifty-two weeks ended
	February 3, 2013		January 29, 2012		$ Change	% Change
		% Net Sales		% Net Sales
Net Income
Consolidated	$8,626	4.0%	$5,057	2.3%	$3,569	70.6%

Earnings per share	$0.80		$0.47

Financial Condition, Liquidity and Capital Resources

Balance Sheet and Working Capital

The following chart shows changes in our total assets, current assets, current liabilities, net working capital and working capital ratio at February 2, 2014 compared to February 3, 2013:

	Balance Sheet and Working Capital
	February 2, 2014	February 3, 2013	$ Change

Total Assets	$155,481	$155,823	$(342)

Cash	$23,882	$26,342	$(2,460)
Trade Receivables	29,393	28,272	1,121
Inventories	49,016	49,872	(856)
Prepaid Expenses & Other	4,758	5,181	(423)

Total Current Assets	$107,050	$109,667	$(2,618)

Trade accounts payable	$7,077	$11,620	$(4,543)
Accrued salaries, wages and benefits	3,478	3,316	162
Other accrued expenses, commissions and deposits	2,352	2,531	(180)

Total current liabilities	$12,907	$17,467	$(4,560)

Net working capital	$94,142	$92,200	$1,942

Working capital ratio	8.3 to 1	6.3 to 1

As of February 2, 2014, total assets decreased $342,000 compared to fiscal 2013, due principally to decreased cash balances and inventories, partially offset by increased cash surrender value of Company-owned life insurance net property, plant and equipment and income tax recoverable.

Cash decreased primarily due to the reduction in accounts payable resulting from the timing of payments. Inventory decreased from our efforts to match inventory levels with projected demand.  Cash surrender value of Company-owned life insurance increased due to premiums paid during fiscal 2014. Property, plant and equipment, net, increased primarily due to expenditures related to our ongoing ERP efforts and other capital projects to enhance our facilities and operations, partially offset by normal depreciation.

Fiscal 2014 year-end net working capital (current assets less current liabilities) increased compared to the 2013 fiscal year-end, primarily due to larger decreases in current liabilities than in current assets. Current liabilities decreased $4.6 million primarily due to:

▪	decreased accounts payable due to lower inventory purchases, from our efforts to match inventory levels with projected demand; and decreased accrued expenses due to the timing of income tax payments.

Current assets decreased $2.6 million primarily due to:

▪	decreased cash balances as we paid down outstanding accounts payable balances; and
▪	decreased inventories from our efforts to match inventory levels with projected demand.

Summary Cash Flow Information – Operating, Investing and Financing Activities

	Fifty-Two Weeks Ended	Fifty-Three Weeks Ended	Fifty-Two Weeks Ended
	February 2,	February 3,	January 29,
	2014	2013	2012
Net cash provided by (used in) operating activities	$5,696	$(3,333)	$32,276
Net cash used in investing activities	(3,855)	(4,623)	(4,229)
Net cash used in financing activities	(4,301)	(6,057)	(4,315)
Net (decrease) increase in cash and cash equivalents	$(2,460)	$(14,013)	$23,732

During fiscal 2014, $5.7 million of cash generated from operations, cash on hand and proceeds received on Company-owned life insurance policies of $517,000, funded cash dividends of $4.3 million, purchases of property and equipment of $3.5 million and Company-owned life insurance premium payments of $834,000.  Company-owned life insurance policies are in place to compensate us for the loss of key employees, to facilitate business continuity and to serve as a funding mechanism for certain executive benefits.

During fiscal 2013, $14 million of cash on hand funded $3.3 million in operating activities, cash dividends of $5.4 million, $671,000 for the purchase and retirement of common stock,  capital expenditures of $4.1 million related to our business operating systems and facilities and premiums paid on Company-owned life insurance policies of $902,000.

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

As of February 2, 2014, we had an aggregate $12.9 million available under our revolving credit facility to fund working capital needs. Standby letters of credit in the aggregate amount of $2.1 million, used to collateralize certain insurance arrangements and for imported product purchases, were outstanding under the revolving credit facility as of February 2, 2014.  There were no additional borrowings outstanding under the revolving credit facility on February 2, 2014.

Loan Agreement and Revolving Credit Facility

We have a $15 million unsecured revolving credit facility under a loan agreement with Bank of America, N.A., up to $3.0 million of which can be used to support letters of credit. The loan agreement allows the Company to permanently terminate or reduce the $15 million revolving commitment without penalty and includes, among others, the following terms:

▪	a maturity date of July 31, 2018;
▪	a floating interest rate, adjusted monthly, based on LIBOR, plus an applicable margin based on the ratio of our funded debt to our EBITDA (each as defined in the loan agreement);
▪	a quarterly unused commitment fee of 0.20%; and
▪	no pre-payment penalty.

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

We were in compliance with each of these financial covenants at February 2, 2014 and expect to remain in compliance with existing covenants for the foreseeable future. The loan agreement does not restrict our ability to pay cash dividends on, or repurchase shares of, our common stock, subject to complying with the financial covenants under the agreement.

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

Capital Expenditures

We expect to spend between $3 million to $4 million in capital expenditures in the 2015 fiscal year to maintain and enhance our operating systems and facilities. Of these estimated amounts, we expect to spend approximately $1.1 million on the implementation of our ERP system in our upholstery segment during fiscal 2015.

Enterprise Resource Planning

Our new Enterprise Resource Planning (ERP) system became operational for our casegoods and imported upholstery operations early in the third quarter of fiscal 2013. ERP conversion efforts began for our domestic upholstery units early in the fiscal 2014 first quarter, with full implementation scheduled to be completed during fiscal 2015. Once both segments are fully operational on the ERP platform, we expect to realize operational efficiencies and cost savings as well as present a single face to our customers and leverage best practices across the organization.

Cost savings are difficult to quantify until the ERP system becomes fully operational Company-wide. We expect to be able to reduce administrative functions, which are presently duplicated across our segments and improve our purchasing power and economies of scale.  In addition to the capital expenditures discussed above, our ERP implementation will require a significant amount of time invested by our associates.

We refer you to Item “1A. Risk Factors”, above, for additional discussion of risks involved in our ERP system conversion and implementation.

Share Repurchase Authorization

During the fiscal 2013 first quarter, our Board of Directors authorized the repurchase of up to $12.5 million of the Company’s common shares. The authorization does not obligate us to acquire a specific number of shares during any period and does not have an expiration date, but it may be modified, suspended or discontinued at any time at the discretion of our Board of Directors. Repurchases may be made from time to time in the open market, or through privately negotiated transactions or otherwise, in compliance with applicable laws, rules and regulations, and subject to our cash requirements for other purposes, compliance with the covenants under the loan agreement for our revolving credit facility and other factors we deem relevant. We have entered into a trading plan under Rule 10b-18 and Rule 10b5-1 of the Securities Exchange Act of 1934 for effecting some or all of the purchases under this repurchase authorization. The trading plan contains provisions that could restrict the amount and timing of purchases. We can terminate this plan at any time. In fiscal 2013, we used approximately $671,000 of the authorization to purchase 57,700 of our common shares (at an average price of $11.63 per share). No shares were purchased during fiscal 2014. Approximately $11.8 million remains available for future purchases under the authorization as of the end of the 2014 fiscal year.

Dividends

On March 4, 2014, our Board of Directors declared a quarterly cash dividend of $0.10 per share, payable on March 31, 2014 to shareholders of record at March 17, 2014.

Commitments and Contractual Obligations

As of February 2, 2014, our commitments and contractual obligations were as follows:

	Cash Payments Due by Period (In thousands)
	Less than			More than
	1 Year	1-3 Years	3-5 Years	5 years	Total
Deferred compensation payments (1)	$354	$1,490	$1,398	$8,494	$11,736
Operating leases (2) (3)	924	939	6	-	1,869
Other long-term obligations (4)	734	22	-	-	756
Total contractual cash obligations	$2,012	$2,451	$1,404	$8,494	$14,361
__________________

(1)
These amounts represent estimated cash payments to be paid to participants in our supplemental retirement income plan or “SRIP” through fiscal year 2038, which is 15 years after the last current SRIP participant is assumed to have retired. The present value of these benefits (the actuarially derived projected benefit obligation for this plan) was approximately $7.7 million at February 2, 2014 and is shown on our consolidated balance sheets, with $354,000 recorded in current liabilities and $7.3 million recorded in long-term liabilities. In addition, the monthly retirement benefit for each participant, regardless of age, would become fully vested and the present value of that benefit would be paid to each participant in a lump sum upon a change in control of the Company as defined in the plan. See note 11 to the consolidated financial statements beginning on page F-18 for additional information about the SRIP.

(2)
These amounts represent estimated cash payments due under operating leases for office equipment, warehouse equipment and real estate utilized in our operations. See Item 2 “Properties,” for a description of our leased real estate.

(3)
On April 1, 2014, we entered into a new, seven-year operating lease for a 628,000 square foot warehouse facility that we currently lease in Henry County, Virginia. We currently occupy approximately 400,000 square feet of this facility.  We expect that the new lease will increase the operating lease obligations shown above by the following amounts (in thousands):

▪	Less than 1 Year: $942

▪	1-3 Years: $2,321

▪	3-5 Years: $2,415

▪	More than 5 Years: $2,725

See note 20 to the consolidated financial statements on page F-29 for additional information about this lease.

(4)
These amounts represent estimated cash payments due under various long-term service and support agreements, for items such as warehouse management services, information technology support and human resources related consulting and support.

Off-Balance Sheet Arrangements

Standby letters of credit in the aggregate amount of $2.1 million, used to collateralize certain insurance arrangements and for imported product purchases, were outstanding under our revolving credit facility as of February 2, 2014.  See the “Commitments and Contractual Obligations” table above and Note 16 to the consolidated financial statements included in this annual report on Form 10-K for additional information on our off-balance sheet arrangements.

Recently Issued Accounting Pronouncements

In December 2011, the Financial Accounting Standards Board issued Accounting Standards Update No. 2011-12,“Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05,” which deferred the requirement to present on the face of the financial statements items that are reclassified from other comprehensive income to net income. In February 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update No. 2013-02, which finalized the reporting requirements of reclassifications out of accumulated other comprehensive income. We adopted this guidance beginning in the first quarter of fiscal year 2014 when it was required. The adoption of this update did not have a material effect on our statements of income, financial position or cash flows.

In December 2011, the FASB issued Accounting Standards Update No. 2011-11, “Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities,” which requires disclosure of both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to agreements similar to master netting arrangements. In January 2013, the Financial Accounting Standards Board issued Accounting Standards Update No. 2013-01, “Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities,” which clarified the scope of Accounting Standards Update No. 2011-11. We adopted this guidance beginning in the first quarter of fiscal year 2014 when it was required. The adoption of this update did not have a material effect on our statements of income, financial position or cash flows.

Strategy

Our strategy is to offer world-class style, quality and product value as a complete residential casegoods and upholstered furniture resource through excellence in product design, global sourcing, manufacturing, logistics, sales, marketing and customer service.  We strive to be an industry leader in sales growth and profitability performance, thereby providing an outstanding investment for our shareholders and contributing to the well-being of our customers, employees, suppliers and communities.  Additionally, we strive to nurture the relationship-focused, team-oriented and honor-driven corporate culture that has distinguished our company for over 90 years.

Fiscal 2014 in Review

Casegoods Segment

Casegoods sales have been slower to regain their pre-recession momentum, possibly due to the longer life of wood furniture and its higher average purchase prices compared to upholstery. However, we are shipping better than last year thanks to a much improved inventory position and the strength of our best-selling lines.

In the fiscal 2014 third quarter, we hired a seasoned furniture design professional who is focusing on expanding our merchandising reach in the “good” and “better” parts of our “good-better-best” product offerings. In fiscal 2015, we expect to bring a strong assortment of good and better casegoods to market, as well as a new program that will allow retailers to order mixed containers of good and better-priced products that will allow us to offer more competitive prices in this market segment.  Our goal is to have the strongest possible offerings at all three levels of good, better and best merchandise. We believe this will increase our competitiveness and give us further opportunities to grow sales and market share.

Upholstery Segment

We have seen significant improvement in our upholstery segment results since early in the 2013 fiscal year thanks to higher sales volume and to a number of cost control initiatives.  The upholstery segment has higher fixed costs than our casegoods segment, due to the upholstery segment’s domestic manufacturing operations.  To mitigate the impact of sales declines in recent years, we streamlined our upholstery operations by improving efficiency, reducing overhead and operating costs and adjusting capacity to better match costs to current and expected sales volume levels. Further significant cost reductions in our upholstery segment will be challenging. Future profitability increases will continue to require us to increase sales while maintaining Bradington-Young gross margins at, or close to, current levels and improving manufacturing processes and work flow at Sam Moore facility.

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

▪	the success of Bradington-Young’s “So You!” highly customizable special order program introduced at the 2013 October High Point International Home Furnishings Market; and

▪	an approximate 7.0% increase in incoming order rates at Seven Seas for the 2014 fiscal year.

At Sam Moore, the challenge of increasing production, expanding capacity and improving manufacturing productivity has proven greater than expected.  Over the last several quarters, we have continued to hire new manufacturing associates, but it typically takes at least six to nine months before a new sewer or upholsterer makes a direct contribution. Consequently, we have incurred significant training and overtime costs. Due to these production challenges and increased sales, our order backlog was 40% higher at the end of the fiscal 2014 third quarter as compared to the end of the fiscal 2013 third quarter. However, we have made significant progress in boosting our capacity and believe we have reached a turning point where our capacity has now exceeded our order rate. Consequently, we successfully reduced our backlog over the fiscal 2014 fourth quarter by approximately 18% compared to our fiscal 2014 third quarter to more historical levels.  This has allowed us to improve our service to retailers; however, Sam Moore was not profitable in the 2014 fiscal year. As we move forward, we expect to continue to reduce our order backlog to our targeted four to five week level and also expect to reduce our training and overtime costs for additional savings. While the progress has been slower than we would like, we are optimistic about the long-term future for both sales growth and achieving profitability at Sam Moore.

We continue to face inflationary pressures on leather and other upholstery raw materials, such as plywood, and we implemented two price increases in the second half of fiscal 2014.

Inflation in leather and foreign labor costs are a particular challenge for our imported Seven Seas Seating line, since it is positioned as a more affordable, moderately-priced leather line and is in a more price-sensitive niche. In order to mitigate the impact of leather and raw materials inflation we  aggressively expanded the product offerings in our Seven Seas product line and introduced stationary sofas and sectionals at some very attractive wholesale price points at the October 2013 High Point International Home Furnishings Market.

We expect that leather raw material cost increases will be a challenge for the foreseeable future on our premium leather products, too, since we believe the price increases are a function of demand for leather outpacing supply. Rising leather costs present inventory challenges for us and we are forced to pass along the increases to our customers.

We expect to be successful in increasing prices in both operating segments to offset rising expenses for raw materials and imported products; however, we cannot predict the magnitude of the impact on the demand for these products.

Bradington-Young was fairly flat in net sales growth, but reported operating income for sixteen consecutive months through the fiscal year just ended, demonstrating sustainable profitability after several unprofitable years.

Despite these challenges in our upholstery segment, we were pleased to have grown upholstery and to have improved profitability in total for the year.

New Initiatives

Our H Contract product line, which supplies upholstered seating and casegoods to upscale senior living facilities throughout the country, officially launched early in the fiscal 2014 second quarter. It has been well received in initial meetings with designers, architects and end-users across the country. H Contract products have been included in a number of upcoming projects, which we expect to positively impact sales well into fiscal 2015.  While H Contract is still operating somewhat below expectations, we are beginning to see sales momentum. Based on our current forecast, we expect H Contract to contribute positively to consolidated operating profitability in fiscal 2015.

Our Homeware product line, featuring customer-assembled, modular upholstered and casegoods products designed for younger and more mobile furniture customers, officially launched in August 2013 on two major home furnishings e-commerce websites. During our fiscal third quarter, we added a third e-commerce website. Early in our fiscal fourth quarter, we launched the Homeware.com website and hired a seasoned e-commerce development professional to help drive traffic to Homeware.com. With about ten months of experience in this business, we are enthusiastic about the brand and the future of online furniture retailing. We have seen steady improvement in month-over-month website traffic and other key performance indicators, along with double-digit month-over-month sales gain in recent months from a low base. In the coming fiscal  year, we’ve planned at least four major rollouts of new product lines, including home entertainment furniture, major upholstery such as sofas and sectionals and the home décor categories of rugs, lighting and mirrors, and casual dining furniture. Expanding the product line will be an important catalyst for growth.  We believe the Homeware initiative is critical to address the migration of retail business to online outlets, but realize it will take longer than H Contract to reach critical mass and profitability. However, we view this investment as a vital step toward the future of consumer-centric home furnishings retailing.

Collectively, these new ventures increased  net sales by approximately $1.5 million. Startup costs associated with both new product lines were approximately $2.1 million before tax, and $1.4 million after-tax, or $0.13 per share, in fiscal 2014. Results from these new business initiatives are aggregated with the results from our casegoods operating segment.

Review of Fiscal 2014 Goals

In our fiscal 2013 annual report on Form 10-K, we outlined goals for fiscal 2014. Those goals and our fiscal 2014 performance are assessed below.

•	Develop the right product:
▪	We increased casegoods and upholstery segment net sales.

•	Continue to refine our import supplier base with our product standards for quality, delivery, value and cost:
▪	We reduced the number of factories we use and strengthened our relationships with the remaining suppliers, who we believe best meet our product expectations; and
▪	Investigated and took initial steps toward implementing a consolidating warehouse in Vietnam, in order to offer more container direct options for products from our Vietnamese suppliers.

•
Build on upholstery segment profitability by continuing to focus on labor efficiency, cost reduction projects and volume increases driven by new and updated products and improved volume at key retailers:

▪	Our upholstery segment operating profitability nearly doubled in fiscal 2014;
▪	We continued successful expansion of Sam Moore’s product offering to include sofas, sectionals, recliners and ottomans, in addition to the core decorative chair line;
▪	Sam Moore provided product development expertise for H Contract and Homeware upholstery;
▪	We continued successful expansion of Bradington-Young’s Comfort@Home gallery program; and
▪	We successfully launched Bradington-Young’s “So You!” highly customizable special order program introduced at the October 2013 High Point International Home Furnishings Market.
▪	However, operating losses increased at Sam Moore, which partially offset the gains discussed above, as Sam Moore struggled to increase manufacturing capacity during the year.

•
Improve casegoods segment volume and build on its profitability improvements by continued focus on offering strong product lines, limiting discounting through improved inventory management and growing our international business:

▪	While casegoods net sales increased, unit volume and operating profitability decreased in fiscal 2014;
▪	Discounting increased as we exited our youth and other slow-moving product lines;
▪	We began to see improvements in inventory management due to sales and operations planning disciplines implemented during fiscal year 2013; and
▪	Our international business began to grow again in fiscal 2014, with net sales increasing approximately 13% compared to fiscal 2013.

•	Work towards implementing our ERP system in our domestic upholstery operation in fiscal 2015:
▪	Substantial progress was made in our upholstery segment ERP project in fiscal 2014 and we expect to complete implementation during fiscal 2015.

•	Build on our fiscal 2013 efforts to connect directly with our consumers:
▪
Our Preferred Partner Program or “P3”, a digital marketing partnership with our key independent retailers, met with a great deal of interest, but as a new program offered to an unfamiliar customer base, the program was slow to pay benefits.  We re-launched the P3 program in the fiscal 2014 fourth quarter by holding two ‘dealer summits’ which brought together retailers, digital marketing experts and several successful current P3 participants for a day of education, information sharing and exchange of ideas.

•	Expand into the senior living market:
▪
H Contract was launched, as planned, in April 2013 at a national trade show for the senior living industry.  Throughout the year, we developed sales materials, built an internal staff and a sales force and spent a great deal of time getting to know the industry and our potential customers. Several months after launch, we began shipping market-specific upholstery products as well as accent and occasional wood furniture into this new distribution channel.  Our network of sales representatives now reaches 75% of the US and H Contract is steadily becoming a factor in its segment.

•	Launch our new Homeware line:
▪
Homeware was launched in August 2013. Building this brand, with a unique product in a distribution channel that is new to us, and to much of the furniture industry, has been slow but we remain enthusiastic about the product and the future of on-line furniture retailing. Following a mid-summer introduction with on-line retailers, we launched our own e-retail site in time for the Christmas shopping season.  In addition to our unique, ready to assemble, easy to ship chairs, we introduced other home accessories on the site, helping us build brand recognition and traffic to www.homeware.com.

Outlook

Given the mostly positive macro-economic news over the past year, we are optimistic about our longer-term future, both with our core businesses and our new ventures. In particular, recent news about record U.S. household wealth, rising home prices and increased home equity is particularly encouraging, since we believe our performance is tied to the strength of the U.S. housing market, and is particularly sensitive to consumer confidence, which is, in part, tied to household wealth and financial markets. We believe we are positioned to capitalize on continued improvements in the economy as they occur.  In the shorter-term, however, the recovery in furniture sales has been somewhat inconsistent and skewed toward upholstery, which is typically a smaller ticket purchase and generally has lower profit margins.  Additionally, the combined impact of rising mortgage rates and slowing home sales could adversely impact our short-term results.

As we enter fiscal 2015, we have seen decreased demand for our products compared to the same period a year ago, which we attribute to a particularly rough winter in many parts of the country. However, we continue to increase production capacity at our upholstery manufacturing facilities, maintain good inventory positions on our best-selling casegoods products and promote what we believe to be our strongest product line in several years.

As we progress through fiscal 2015, we will continue to focus on:

▪	pursuing additional distribution channels, including through our new H Contract and Homeware initiatives;
▪	controlling costs;
▪	expanding our merchandising reach in the “good” and “better” parts of our “good-better-best” casegoods product offerings;
▪	adjusting product pricing on our main-line products in order to mitigate inflation and improve margins;
▪	achieving proper inventory levels, while optimizing product availability on best-selling items;
▪	sourcing product from cost-competitive locations and from quality-conscious sourcing partners and strengthening our relationships with key vendors;
▪	improving profitability and production capacity at Sam Moore;
▪	offering an array of new products and designs, which we believe will help generate additional sales; and
▪	upgrading and refining our information systems capabilities to support our businesses.

We face a number of significant risks and uncertainties, as more fully discussed in Item 1A, “Risk Factors” beginning on page 10 and in our “Forward Looking Statements” beginning on page 9, that can affect adversely our results of operations and financial condition.

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

We participate in a voluntary industry-wide environmental stewardship program referred to as Enhancing Furniture’s Environmental Culture or “EFEC.” In September of fiscal 2010, the American Home Furnishings Alliance granted us initial EFEC registration, recognizing the successful company-wide implementation of the EFEC program, which includes the successful reduction of water and electricity usage, recycling efforts to reduce landfill use and the implementation of a community outreach program. Since our initial registration we have:

▪	recycled over 700,000 pounds of paper, cardboard and plastic;
▪	reduced electricity usage by an average of 6% per year; and
▪	reduced natural gas usage by an average of 9% per year.

We are inspected annually by the EFEC organization in order to maintain our registration under this program and are currently certified through January 2015.

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

To the extent that any book and tax differences are temporary in nature, that is, the book realization will occur in a different period than the tax realization, a deferred tax asset or liability is established. To the extent that a deferred tax asset is created, we evaluate our ability to realize this asset.  If we determine that we will not be able to fully utilize deferred tax assets, we establish a valuation reserve. In assessing the realization of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is primarily dependent upon the generation of future taxable income during the periods in which those temporary differences reverse.

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

The impairment test for our property, plant and equipment requires us to assess the recoverability of the value of the assets by comparing their net carrying value to the sum of undiscounted estimated future cash flows directly associated with and arising from use and eventual disposition of the assets. We principally use our internal forecasts to estimate the undiscounted future cash flows used in our impairment analyses. These forecasts are subjective and are largely based on management’s judgment, primarily due to the changing industry in which we compete; changing consumer tastes, trends and demographics; and the current economic environment. We monitor changes in these factors as part of the quarter-end review of these assets. While our forecasts have been reasonably accurate in the past, during periods of economic instability, uncertainty, or rapid change within our industry, we may not be able to accurately forecast future cash flows from our long-lived assets and our future cash flows may be diminished. Therefore, our estimates and assumptions related to the viability of our long-lived assets may change, and are reasonably likely to change in future periods. These changes could adversely affect our consolidated statements of income and consolidated balance sheets. As of February 2, 2014, the fair value of our property, plant and equipment was substantially in excess of its carrying value.

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

The costs to dispose of these assets are recognized when we commit to a plan of disposal.  Severance and related benefits to be paid to terminated employees affected by facility closings are recorded in the period when management commits to a plan of termination. We recognize liabilities for these exit and disposal activities at fair value in the period in which the liability is incurred.  Asset impairment charges related to the closure of facilities are based on our best estimate of expected sales prices, less related selling expenses for assets to be sold.  The recognition of asset impairment and restructuring charges for exit and disposal activities requires significant judgment and estimates by management. We reassess our accrual of restructuring and asset impairment charges each reporting period.  Any change in estimated restructuring and related asset impairment charges is recognized in the period during which the change occurs.

Intangible Assets

We own certain indefinite-lived intangible assets, including those related to Bradington-Young, Sam Moore and Homeware. We may acquire additional amortizable assets and/or indefinite lived intangible assets in the future. Our principal indefinite-lived intangible assets are trademarks, trade names and a URL, which are not amortized but are tested for impairment annually or more frequently if events or circumstances indicate that the asset might be impaired. The fair value of our indefinite-lived intangible assets is determined based on the estimated earnings and cash flow capacity of those assets.  The impairment test consists of a comparison of the fair value of the indefinite-lived intangible assets with their carrying amount.  If the carrying amount of the indefinite-lived intangible assets exceeds their fair value, an impairment loss is recognized in an amount equal to that excess.

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

The assumptions used to determine the fair value of our intangible assets are highly subjective and judgmental and include long term growth rates, sales volumes, projected revenues, assumed royalty rates and factors used to develop an applied discount rate. If the assumptions that we use in these calculations differ from actual results, we may realize additional impairment on our intangible assets which may have a material-adverse effect on our results of operations and financial condition.

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

At February 2, 2014, the fair value of our Bradington-Young trade name exceeded its carrying value by approximately $257,000, and the fair value of our Sam Moore trade name was approximately $747,000 in excess of its carrying value.

Concentrations of Sourcing Risk

We source imported products through over 24 different vendors, from 26 separate factories, located in five countries.  Because of the large number and diverse nature of the foreign factories from which we can source our imported products, we have some flexibility in the placement of products in any particular factory or country.

Factories located in China are an important resource for Hooker Furniture.  In fiscal year 2014, imported products sourced from China accounted for approximately 74% of import purchases, and the factory in China from which we directly source the most product accounted for approximately 57% of our worldwide purchases of imported product.  A sudden disruption in our supply chain from this factory, or from China in general, could significantly impact our ability to fill customer orders for products manufactured at that factory or in that country.  If such a disruption were to occur, we believe that we would have sufficient inventory currently on hand in and in transit to our U.S. warehouses in Martinsville, VA to adequately meet demand for approximately five months, with an additional three months available for immediate shipment from our Asia warehouse. Also, with the broad spectrum of product we offer, we believe that, in some cases, buyers could be offered similar product available from alternative sources.  We believe that we could, most likely at higher cost, source most of the products currently sourced in China from factories in other countries and could produce certain upholstered products domestically at our own factories.  However, supply disruptions and delays on selected items could occur for five to six months.  If we were to be unsuccessful in obtaining those products from other sources, or at comparable cost, then a sudden disruption in the supply chain from our largest import furniture supplier, or from China in general, could have a short-term material adverse effect on our results of operations.  Given the capacity available in China and other low-cost producing countries, we believe the risks from these potential supply disruptions are manageable.

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

Amounts outstanding under our revolving credit facility would bear interest at variable rates. In the past, we have entered into swap agreements to hedge against the potential impact of increases in interest rates on our floating-rate debt instruments. There was no outstanding balance under our revolving credit facility as of February 2, 2014, other than standby letters of credit in the amount of $2.1 million.  Therefore, a fluctuation in market interest rates of one percentage point (or 100 basis points) would not have a material impact on our results of operations or financial condition.

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

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

General Description of Internal Control over Financial Reporting

Internal control over financial reporting refers to a process overseen by our Chief Executive Officer and Chief Financial Officer and effectuated by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting. Financial reporting involves the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles (“GAAP”). It includes those policies and procedures that:

▪	pertain to the maintenance of records that fairly and accurately reflect the transactions and dispositions of our assets;

▪
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP and that our receipts and expenditures are being made in accordance with the authorization of our management and Board of Directors; and

▪
provide reasonable assurance regarding the prevention or timely detection of unauthorized acquisitions, uses or dispositions of our assets that could have a material effect on our financial statements.

Inherent Limitations in Internal Control over Financial Reporting

Internal control over financial reporting (ICFR) cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. A control system, no matter how well conceived or operated, can provide only reasonable, not absolute, assurance of meeting its objectives. Therefore, our management, including our CEO and CFO, does not expect that ICFR will prevent or detect all errors and all fraud. Some of these inherent limitations include, but are not limited to the following:

▪
ICFR is a process that involves human diligence and compliance. Consequently, it is subject to lapses in judgment and breakdowns resulting from human failures, including faulty judgments and control breakdowns due to simple errors or mistakes;

▪	ICFR can be circumvented or overridden by collusion or other improper activities;

▪
ICFR is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; and

▪	The design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs.

Because of these and other limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis and that control issues or fraud, if any, within the company have been detected.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended February 2, 2014, based on the framework in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation under the framework in Internal Control – Integrated Framework (1992), our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of February 2, 2014, the end of the period covered by this annual report.

Management’s Annual Report on Internal Control over Financial Reporting

In accordance with Section 404 of the Sarbanes-Oxley Act and SEC rules thereunder, management has conducted an assessment of our internal control over financial reporting as of February 2, 2014.  Management’s report regarding that assessment is included on page F-2 of this report, with our consolidated financial statements, and is incorporated herein by reference.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting for our fourth quarter ended February 2, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

Hooker Furniture Corporation
Part III

In accordance with General Instruction G (3) of Form 10-K, most of the information called for by Items 10, 11, 12, 13 and 14 of Part III is incorporated by reference to the Company’s definitive Proxy Statement for its Annual Meeting of Shareholders scheduled to be held June 5, 2014 (the “2014 Proxy Statement”), as set forth below.

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information relating to our directors will be set forth under the caption “Proposal One Election of Directors” in the 2014 Proxy Statement and is incorporated herein by reference.

Information relating to our executive officers is included in Part I of this report under the caption “Executive Officers of Hooker Furniture Corporation” and is incorporated herein by reference.

Information relating to compliance with Section 16(a) of the Exchange Act will be set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2014 Proxy Statement and is incorporated herein by reference.

Information relating to the code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions will be set forth under the caption “Code of Business Conduct and Ethics” in the 2014 Proxy Statement and is incorporated herein by reference.

Information relating to material changes, if any, in the procedures by which shareholders may recommend nominees for our Board of Directors will be set forth under the caption “Procedures for Shareholder Recommendations of Director Nominees” in the 2014 Proxy Statement and is incorporated herein by reference.

Information relating to the Audit Committee of our Board of Directors, including the composition of the Audit Committee and the Board’s determinations concerning whether certain members of the Audit Committee are “financial experts” as that term is defined under Item 407(d)(5) of Regulation S-K will be set forth under the captions “Corporate Governance” and “Audit Committee” in the 2014 Proxy Statement and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

Information relating to this item will be set forth under the captions “Report of the Compensation Committee,” “Executive Compensation” and “Director Compensation” in the 2014 Proxy Statement and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Information relating to this item will be set forth under the captions “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management” in the 2014 Proxy Statement and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information relating to this item will be set forth in the last paragraph under the caption “Audit Committee” and the caption “Corporate Governance” in the 2014 Proxy Statement and is incorporated herein by reference.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Information relating to this item will be set forth under the caption “Proposal Two Ratification of Selection of Independent Registered Public Accounting Firm” in the 2014 Proxy Statement and is incorporated herein by reference.

Hooker Furniture Corporation
Part IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)  Documents filed as part of this report on Form 10-K:

(1)  The following financial statements are included in this report on Form 10-K:

Management’s Report on Internal Control Over Financial Reporting

Reports of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of February 2, 2014 and February 3, 2013.

Consolidated Statements of Income for the fifty-two weeks ended February 2, 2014, fifty-three weeks ended February 3, 2013 and fifty-two weeks ended January 29, 2012.

Consolidated Statements of Comprehensive Income for the fifty-two weeks ended February 2, 2014, fifty-three weeks ended February 3, 2013 and fifty-two weeks ended January 29, 2012.

Consolidated Statements of Cash Flows for the fifty-two weeks ended February 2, 2014, fifty-three weeks ended February 3, 2013 and fifty-two weeks ended January 29, 2012.

Consolidated Statements of Shareholders’ Equity for the fifty-two weeks ended February 2, 2014, fifty-three weeks ended February 3, 2013 and fifty-two weeks ended January 29, 2012.

Notes to Consolidated Financial Statements

(2) Financial Statement Schedules:

Financial Statement Schedules have been omitted because the information required has been separately disclosed in the consolidated financial statements or related notes.

(b)Exhibits:

3.1
Amended and Restated Articles of Incorporation of the Company, as amended March 28, 2003 (incorporated by reference to Exhibit 3.1 of the Company’s Form 10-Q (SEC File No. 000-25349) for the quarter ended February 28, 2003)

3.2	Amended and Restated Bylaws of the Company as amended December 10, 2013 (filed herewith)

4.1	Amended and Restated Articles of Incorporation of the Company (See Exhibit 3.1)

4.2	Amended and Restated Bylaws of the Company (See Exhibit 3.2)

Pursuant to Regulation S-K, Item 601(b)(4)(iii), instruments ,if any, evidencing long-term debt not exceeding 10% of the Company’s total assets have been omitted and will be furnished to the Securities and Exchange Commission upon request.

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

10.1(e)	Form of Time-Based Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (SEC File No. 000-25349) filed on February 13, 2012)*

10.1(f)	Form of Performance Grant Agreement (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K (SEC File No. 000-25349) filed on February 13, 2012)*

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
Employment Agreement, dated August 22, 2011, between Michael W. Delgatti, Jr. and the Company(incorporated by reference to Exhibit 10.1(l) of the Company’s Form 10-K (SEC File No. 000-25349) filed on April 12, 2013)*

10.1(j)
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
The following financial statements from the Company's Annual Report on Form 10-K for the fiscal year ended February 2, 2014, formatted in Extensible Business Reporting Language (“XBRL”): (i) consolidated balance sheets, (ii) consolidated statements of income, (iii) consolidated statements of comprehensive income, (iv) consolidated statements of cash flows, (v) consolidated statements of shareholders’ equity and (vi) the notes to the consolidated financial statements, tagged as blocks of text (filed herewith)

*Management contract or compensatory plan

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOOKER FURNITURE CORPORATION

April 18, 2014	By:	/s/ Paul B. Toms, Jr.
Paul B. Toms, Jr.
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Paul B. Toms, Jr.	Chairman, Chief Executive Officer and	April 18, 2014
Paul B. Toms, Jr.	Director (Principal Executive Officer)

/s/ Paul A. Huckfeldt	Senior Vice President - Finance and Accounting	April 18, 2014
Paul A. Huckfeldt	and Chief Financial Officer (Principal
Financial and Accounting Officer)

/s/ W. Christopher Beeler, Jr.	Director	April 18, 2014
W. Christopher Beeler, Jr.

/s/ John L. Gregory, III	Director	April 18, 2014
John L. Gregory, III

/s/ E. Larry Ryder	Director	April 18, 2014
E. Larry Ryder

/s/ Mark F. Schreiber	Director	April 18, 2014
Mark F. Schreiber

/s/ David G. Sweet	Director	April 18, 2014
David G. Sweet

/s/ Henry G. Williamson, Jr.	Director	April 18, 2014
Henry G. Williamson, Jr.

HOOKER FURNITURE CORPORATION AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Management’s Report on Internal Control Over Financial Reporting	F-2

Reports of Independent Registered Public Accounting Firm	F-3

Consolidated Balance Sheets as of February 2, 2014 and February 3, 2013	F-5

Consolidated Statements of Income for the fifty-two weeks ended February 2, 2014, fifty-three weeks ended February 3, 2013 and fifty-two weeks ended January 29, 2012	F-6

Consolidated Statements of Comprehensive Income for the fifty-two weeks ended February 2, 2014, fifty-three weeks ended February 3, 2013 and fifty-two weeks ended January 29, 2012	F-7

Consolidated Statements of Cash Flows for the fifty-two weeks ended February 2, 2014, fifty-three weeks ended February 3, 2013 and fifty-two weeks ended January 29, 2012 .	F-8

Consolidated Statements of Shareholders’ Equity for the fifty-two weeks ended February 2, 2014, fifty-three weeks ended February 3, 2013 and fifty-two weeks ended January 29, 2012	F-9

Notes to Consolidated Financial Statements	F-10

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Shareholders of
Hooker Furniture Corporation
Martinsville, Virginia

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Securities Exchange Act Rule 13a-15(f).  Under the supervision and with the participation of management, including the principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on the Company’s evaluation under that framework, management concluded that the Company’s internal control over financial reporting was effective as of February 2, 2014.

The effectiveness of the Company’s internal control over financial reporting as of February 2, 2014 has been audited by KPMG LLP, the Company’s independent registered public accounting firm, as stated in their report which is included herein.

Paul B. Toms, Jr.
Chairman and Chief Executive Officer
(Principal Executive Officer)
April 18, 2014

Paul A. Huckfeldt
Senior Vice President – Finance and Accounting
and Chief Financial Officer
(Principal Financial and Accounting Officer)
April 18, 2014

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Hooker Furniture Corporation:

We have audited Hooker Furniture Corporation and subsidiaries’ internal control over financial reporting as of February 2, 2014, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Hooker Furniture Corporation and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Hooker Furniture Corporation maintained, in all material respects, effective internal control over financial reporting as of February 2, 2014, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Hooker Furniture Corporation and subsidiaries as of February 2, 2014 and February 3, 2013 and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended February 2, 2014, and our report dated April 18, 2014, expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Charlotte, North Carolina
April 18, 2014

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders:
Hooker Furniture Corporation:

We have audited the accompanying consolidated balance sheets of Hooker Furniture Corporation and subsidiaries as of February 2, 2014 and February 3, 2013, and the related consolidated statements of income, comprehensive income, shareholders’ equity, comprehensive income, and cash flows for each of the years in the three-year period ended February 2, 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hooker Furniture Corporation and subsidiaries as of February 2, 2014 and February 3, 2013, and the results of their operations and their cash flows for each of the years in the three-year period ended February 2, 2014, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Hooker Furniture Corporation’s internal control over financial reporting as of February 2, 2014, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated April 18, 2014, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Charlotte, North Carolina

April 18, 2014

HOOKER FURNITURE CORPORATION AND SUBSIDIARIES
 CONSOLIDATED BALANCE SHEETS
(In thousands)

As of	February 2,	February 3,
	2014	2013
Assets
Current assets
Cash and cash equivalents	$23,882	$26,342
Trade accounts receivable, less allowance for doubtful accounts of $1,243 and $1,249 on each respective date	29,393	28,272
Inventories	49,016	49,872
Prepaid expenses and other current assets	2,413	3,569
Deferred taxes	1,664	1,612
Income tax recoverable	682	-
Total current assets	107,050	109,667
Property, plant and equipment, net	23,752	22,829
Cash surrender value of life insurance policies	18,891	17,360
Deferred taxes	4,051	4,379
Intangible assets	1,382	1,257
Other assets	355	331
Total non-current assets	48,431	46,156
Total assets	$155,481	$155,823

Liabilities and Shareholders’ Equity
Current liabilities
Trade accounts payable	$7,077	$11,620
Accrued salaries, wages and benefits	3,478	3,316
Accrued commissions	934	996
Other accrued expenses	759	1,535
Customer deposits	659	-
Total current liabilities	12,907	17,467
Deferred compensation	7,668	7,311
Income tax accrual	103	-
Total long-term liabilities	7,771	7,311
Total liabilities	20,678	24,778

Shareholders’ equity
Common stock, no par value, 20,000 shares authorized, 10,753 and 10,746 shares issued and outstanding on each date	17,585	17,360
Retained earnings	117,120	113,483
Accumulated other comprehensive income	98	202
Total shareholders’ equity	134,803	131,045
Total liabilities and shareholders’ equity	$155,481	$155,823

See accompanying Notes to Consolidated Financial Statements.

HOOKER FURNITURE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

For the 52 Week Periods Ended January 29, 2012 and February 2, 2014 and the 53 Week Period Ended February 3, 2013

	2014	2013	2012

Net sales	$228,293	$218,359	$222,505

Cost of sales	173,568	165,813	173,642

Gross profit	54,725	52,546	48,863

Selling and administrative expenses	42,222	39,606	40,375

Intangible asset impairment charges	-	-	1,815

Operating income	12,503	12,940	6,673

Other(expense) income, net	(35)	53	272

Income before income taxes	12,468	12,993	6,945

Income taxes	4,539	4,367	1,888

Net income	$7,929	$8,626	$5,057

Earnings per share:
Basic and diluted	$0.74	$0.80	$0.47

Weighted average shares outstanding:
Basic	10,722	10,745	10,762
Diluted	10,752	10,775	10,790

Cash dividends declared per share	$0.40	$0.40	$0.40

See accompanying Notes to Consolidated Financial Statements.

HOOKER FURNITURE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

For the 52 Week Periods Ended January 29, 2012 and February 2, 2014 and the 53 Week Period Ended February 3, 2013

	2014	2013	2012

Net Income	$7,929	$8,626	$5,057
Other comprehensive income (loss):
Amortization of actuarial (loss) gain	(163)	145	(803)
Income tax effect on amortization of actuarial gains	59	(51)	303
Adjustments to net periodic benefit cost	(104)	94	(500)

Comprehensive Income	$7,825	$8,720	$4,557

See accompanying Notes to Consolidated Financial Statements.

HOOKER FURNITURE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

For the 52 Week Periods Ended January 29, 2012 and February 2, 2014 and the 53 Week Period Ended February 3, 2013

	2014	2013	2012
Operating Activities:
Net income	$7,929	$8,626	$5,057
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	2,491	2,566	2,566
(Gain) loss on disposal of assets	(8)	32	108
Deferred income tax (benefit) expense	340	20	(35)
Non-cash restricted stock and performance awards	338	465	(38)
Asset impairment charges	-	-	1,815
Provision for doubtful accounts	456	61	361
Changes in assets and liabilities
Trade accounts receivable	(1,576)	(2,526)	1,502
Income tax recoverable	(682)	-	-
Inventories	856	(15,736)	23,302
Gain on life insurance policies	(147)	(680)	(565)
Customer deposits	659	-	-
Prepaid expenses and other current assets	30	172	450
Trade accounts payable	(4,499)	2,387	(2,552)
Accrued salaries, wages and benefits	162	(539)	429
Accrued income taxes	(751)	1,444	(63)
Accrued commissions	(62)	44	(47)
Other accrued (income) expenses	(31)	251	(209)
Deferred compensation	88	80	195
Other long-term liabilities	103	-	-
Net cash provided by (used in) operating activities	5,696	(3,333)	32,276

Investing Activities:
Purchases of property, plant and equipment	(3,471)	(4,061)	(3,805)
Proceeds received on notes receivable	36	37	35
Proceeds from sale of property and equipment	22	303	125
Purchase of intangible	(125)	-	-
Premiums paid on life insurance policies	(834)	(902)	(1,144)
Proceeds received on life insurance policies	517	-	560
Net cash used in investing activities	(3,855)	(4,623)	(4,229)

Financing Activities:
Cash dividends paid	(4,301)	(5,386)	(4,315)
Purchase and retirement of common stock	-	(671)	-
Net cash used in financing activities	(4,301)	(6,057)	(4,315)

Net (decrease) / increase in cash and cash equivalents	(2,460)	(14,013)	23,732
Cash and cash equivalents at the beginning of year	26,342	40,355	16,623
Cash and cash equivalents at the end of year	$23,882	$26,342	$40,355

Supplemental schedule of cash flow information:
Income taxes paid, net	$5,534	$2,901	$1,987

See accompanying Notes to Consolidated Financial Statements.

HOOKER FURNITURE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In thousands, except per share data)

For the 52 Week Periods Ended January 29, 2012 and February 2, 2014 and the 53 Week Period Ended February 3, 2013

				Accumulated
				Other	Total
	Common Stock		Retained	Comprehensive	Shareholders'
	Shares	Amount	Earnings	Income	Equity
Balance at January 30, 2011	10,782	$17,161	$109,000	$609	$126,770

Net income	-	-	5,057	-	5,057
Unrealized loss on deferred compensation	-	-	-	(500)	(500)
Cash dividends paid and accrued ($0.40 per share)	-	-	(4,315)	-	(4,315)
Restricted stock grants, net of forfeitures	11	-	-	-	-
Restricted stock compensation cost	-	101	-	-	101
Balance at January 29, 2012	10,793	$17,262	$109,742	$109	$127,113

Net income	-	-	8,626	-	8,626
Unrealized gain on deferred compensation	-	-	-	94	94
Cash dividends paid and accrued ($0.40 per share)	-	-	(4,307)	-	(4,307)
Purchase and retirement of common stock	(58)	(93)	(578)	-	(671)
Restricted stock grants, net of forfeitures	11	-	-	-	-
Restricted stock compensation cost	-	191	-	-	191
Balance at February 3, 2013	10,746	$17,360	$113,483	$202	$131,045

Net income	-	-	7,929	-	7,929
Unrealized loss on deferred compensation	-	-	-	(104)	(104)
Cash dividends paid and accrued ($0.40 per share)	-	-	(4,301)	-	(4,301)
Restricted stock grants, net of forfeitures	7	(8)	9	-	-
Restricted stock compensation cost	-	233	-	-	233
Balance at February 2, 2014	10,753	$17,585	$117,120	$98	$134,803

See accompanying Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements
(In thousands, except share and per share data)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Hooker Furniture Corporation and subsidiaries (the “Company,” “we,” “us” and “our”) design, import, manufacture and market residential household furniture for sale to wholesale and retail merchandisers located principally in North America.

Consolidation

The consolidated financial statements include the accounts of Hooker Furniture Corporation and our wholly owned subsidiaries.  All material intercompany accounts and transactions have been eliminated in consolidation. All references to the Company refer to the Company and our consolidated subsidiaries, unless specifically referring to segment information. For comparative purposes, certain amounts in the consolidated financial statements and notes have been reclassified to conform to the fiscal 2014 presentation.

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

Trade Accounts Receivable

Substantially all of our trade accounts receivable are due from retailers and dealers that sell residential home furnishings, which consist of a large number of entities with a broad geographic dispersion.  We continually perform credit evaluations of our customers and generally do not require collateral.  In the event a receivable is determined to be potentially uncollectible, we engage collection agencies or law firms to attempt to collect amounts owed to us after all internal collection attempts have ended. Once we have determined the receivable is uncollectible, it is charged against the allowance for doubtful accounts. Our upholstered furniture subsidiaries factor substantially all of their receivables on a non-recourse basis.  Accounts receivable are reported net of allowance for doubtful accounts.

Fair Value Measurements

We utilize valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible. We determine fair value based on assumptions that we believe market participants would use in pricing an asset or liability in the principal or most advantageous market. When considering market participant assumptions in fair value measurements, the following fair value hierarchy distinguishes between observable and unobservable inputs, which are categorized in one of the following levels:

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

Notes to Consolidated Financial Statements - Continued
(In thousands, except share and per share data)

Fair Value of Financial Instruments

The carrying value for each of our financial instruments (consisting of cash and cash equivalents, trade accounts receivable and payable, and accrued liabilities) approximates fair value because of the short-term nature of those instruments.

Inventories

All inventories are stated at the lower of cost, using the last-in, first-out (LIFO) method, or market value.

Property, Plant and Equipment

Property, plant and equipment are stated at cost, less allowances for depreciation.  Provision for depreciation has been computed at annual rates using straight-line or declining balance depreciation methods that will amortize the cost of the depreciable assets over their estimated useful lives.

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

Intangible Assets

We own certain indefinite-lived intangible assets related to our upholstery segment and our Homeware business initiative. We may acquire additional amortizable assets and/or indefinite lived intangible assets in the future. Our indefinite-lived intangible assets are trademarks, trade names and a URL, which are not amortized but are tested for impairment annually or more frequently if events or circumstances indicate that the asset might be impaired. The fair value of our indefinite-lived intangible assets is determined based on the estimated earnings and cash flow capacity of those assets.  The impairment test consists of a comparison of the fair value of the indefinite-lived intangible assets with their carrying amount.  If the carrying amount of the indefinite-lived intangible assets exceeds their fair value, an impairment loss is recognized in an amount equal to that excess.

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

The assumptions used to determine the fair value of our intangible assets are highly subjective, involve significant judgment and include long term growth rates, sales volumes, projected revenues, assumed royalty rates and various factors used to develop an applied discount rate. If the assumptions that we use in these calculations differ from actual results, we may realize additional impairment on our intangible assets which may have a material adverse effect on our results of operations and financial condition.

Notes to Consolidated Financial Statements - Continued
(In thousands, except share and per share data)

Cash Surrender Value of Life Insurance Policies

We own eighty-seven life insurance policies on certain of our current and former executives and other key employees.  These policies have a carrying value of $18.9 million and a face value of approximately $36.0 million.  Proceeds from the policies are used to fund certain employee benefits and for other general corporate purposes.  We account for life insurance as a component of employee benefits cost.  Consequently the cost of the coverage and any resulting gains or losses related to those insurance policies are recorded as a decrease or increase to operating income. Cash payments that increase the cash surrender value of these policies are classified as investing outflows on the Consolidated Statements of Cash Flows, with amounts paid in excess of the increase in cash surrender value included in operating activities. Gains on life insurance policies, which typically occur at the time a policy is redeemed, are included in the reconciliation of net income to net cash used in or provided by operating activities.

Revenue Recognition

Our sales revenue is recognized when title and the risk of loss pass to the customer, which typically occurs at the time of shipment.  In some cases however, title does not pass until the shipment is delivered to the customer. Sales are recorded net of allowances for trade promotions, estimated product returns, rebate advertising programs and other discounts.

Cost of Sales

The major components of cost of sales are:

▪	raw materials and supplies used in our domestically manufactured products;
▪	labor, utility and overhead costs associated with our domestically manufactured products;
▪	the cost of imported products purchased for resale;
▪	the cost of our foreign import operations;
▪	charges or credits associated with our inventory reserves;
▪	warehousing and certain shipping and handling costs; and
▪	all other costs required to be classified as cost of sales.

Selling and Administrative Expenses

The major components of our selling and administrative expenses are:

▪	the cost of our marketing and merchandising efforts, including showroom expenses;
▪	sales and design commissions;
▪	the costs of administrative support functions including, executive management, information technology, human resources and finance; and
▪	all other costs required to be classified as selling and administrative expenses.

Advertising

We offer advertising programs to qualified dealers under which we may provide signage, catalogs and other marketing support to our dealers and may reimburse advertising and other costs incurred by our dealers in connection with promoting our products.  The cost of these programs does not exceed the fair value of the benefit received.  We charge the cost of point-of-purchase materials (including signage and catalogs) to selling and administrative expense as incurred. Advertising costs charged to selling and administrative expense for fiscal years 2014, 2013 and 2012 were $2.2 million, $2.3 million and $2.2 million, respectively. The costs for other advertising allowance programs are charged against net sales. We also have arrangements with some dealers to reimburse them for a portion of their advertising costs, which provides advertising benefits to us. Costs for these arrangements are expensed as incurred and are netted against revenues in our consolidated statements of income and comprehensive income.

Notes to Consolidated Financial Statements - Continued
(In thousands, except share and per share data)

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

To the extent that any book and tax differences are temporary in nature, that is, the book realization will occur in a different period than the tax realization, a deferred tax asset or liability is established. To the extent that a deferred tax asset is created, we evaluate our ability to realize this asset.  If we determine that we will not be able to fully utilize deferred tax assets, we establish a valuation reserve. In assessing the realization of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is primarily dependent upon the generation of future taxable income during the periods in which those temporary differences reverse.

Earnings Per Share

We use the two class method to compute basic earnings per share.  Under this method we allocate earnings to common shares and participating securities according to their participation rights in dividends declared and undistributed earnings and divide the income available to each class by the weighted average number of common shares for the period in each class.  Unvested restricted stock grants made to our non-employee directors are considered participating securities because the shares have the right to receive non-forfeitable dividends.  Because the participating shares have no obligation to share in net losses, we do not allocate losses to our common shares in this calculation.

Diluted earnings per share reflect the potential dilutive effect of securities that could share in our earnings.  Restricted stock awarded to non-employee directors and restricted stock units granted to employees that have not yet vested are considered when computing diluted earnings per share.  We use the treasury stock method to determine the dilutive effect of both unvested restricted stock and unvested restricted stock units. Shares of unvested restricted stock and unvested restricted stock units under a stock-based compensation arrangement are considered options for purposes of computing diluted earnings per share and are considered outstanding shares as of the grant date for purposes of computing diluted earnings per share even though their exercise may be contingent upon vesting. Those stock-based awards are included in the diluted earnings per share computation even if the non-employee director may be required to forfeit the stock at some future date, or no shares may ever be issued to the employees. Unvested restricted stock and unvested restricted stock units are not included in outstanding common shares in computing basic earnings per share.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of: (i) assets and liabilities, including disclosures regarding contingent assets and liabilities at the dates of the financial statements; and (ii) revenue and expenses during the reported periods.  Significant items subject to such estimates and assumptions include the useful lives of fixed assets; allowance for doubtful accounts; deferred tax assets; the valuation of fixed assets; our supplemental retirement income plan; and stock-based compensation. These estimates and assumptions are based on our best judgments. We evaluate these estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, that we believe to be reasonable under the circumstances. We adjust our estimates and assumptions as facts and circumstances dictate. Actual results could differ from our estimates.

Notes to Consolidated Financial Statements - Continued
(In thousands, except share and per share data)

NOTE 2 – CHANGE IN PRESENTATION OF CONSOLIDATED STATEMENT OF CASH FLOWS

U.S. generally accepted accounting principles permit the direct or indirect methods of computing cash flows. We have elected to change the presentation of our cash flow statement from the direct to indirect method of computing cash flows. We believe the indirect method is preferable because:

▪	it provides a more straight-forward presentation of the reconciliation between consolidated net income and consolidated cash flows;

▪	it helps financial statement users to better understand how non-cash transactions are factors of consolidated net income but not sources of consolidated cash flows; and

▪	it helps financial statement users to better understand the different linkages among our consolidated financial statements.

Consequently, we have recast our prior-year consolidated statements of cash flows to conform to the fiscal 2014 presentation under the indirect method.

NOTE 3 – FISCAL YEAR

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

In the notes to the consolidated financial statements, references to the:

▪	2014 fiscal year and comparable terminology mean the fiscal year that began February 4, 2013 and ended February 2, 2014;
▪	2013 fiscal year and comparable terminology mean the fiscal year that began January 30, 2012 and ended February 3, 2013; and
▪	2012 fiscal year and comparable terminology mean the fiscal year that began January 31, 2011 and ended January 29, 2012.

NOTE 4 – ALLOWANCE FOR DOUBTFUL ACCOUNTS

The activity in the allowance for doubtful accounts was:

	Fifty-Two	Fifty-Three	Fifty-Two
	Weeks Ended	Weeks Ended	Weeks Ended
	February 2,	February 3,	January 29,
	2014	2013	2012
Balance at beginning of year	$1,249	$1,632	$2,082
Non-cash charges to cost and expenses	456	61	361
Less uncollectible receivables written off, net of recoveries	(462)	(444)	(811)
Balance at end of year	$1,243	$1,249	$1,632

Notes to Consolidated Financial Statements - Continued
(In thousands, except share and per share data)

NOTE 5 – ACCOUNTS RECEIVABLE

	February 2,	February 3,
	2014	2013

Trade accounts receivable	$22,776	$22,712
Receivable from factor	7,860	6,809
Allowance for doubtful accounts	(1,243)	(1,249)
Accounts receivable	$29,393	$28,272

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

A limited number of our accounts receivable for our domestically produced upholstery are factored with recourse to us. The amounts of these receivables at February 2, 2014 and February 3, 2013 were $324,000 and $130,000, respectively. If the factor is unable to collect the amounts due, invoices are returned to us for collection. We include an estimate of potentially uncollectible receivables in our calculation of our allowance for doubtful accounts.

NOTE 6 – INVENTORIES

	February 2,	February 3,
	2014	2013
Finished furniture	$58,515	$58,584
Furniture in process	804	688
Materials and supplies	8,068	8,478
Inventories at FIFO	67,387	67,750
Reduction to LIFO basis	(18,371)	(17,878)
Inventories	$49,016	$49,872

If the first-in, first-out (FIFO) method had been used in valuing all inventories, net income would have been $8.2 million in fiscal 2014, $9.2 million in fiscal 2013 and $6.0 million in fiscal 2012.

At February 2, 2014 and February 3, 2013, we had approximately $1.0 million and $832,000, respectively, in consigned inventories, which are included in the “Finished furniture” line in the table above.

At February 2, 2014, we held $9.7 million in inventory (approximately 6.3% of total assets) outside of the United States, all in China. At February 3, 2013, we held $7.3 million in inventory (approximately 4.7% of total assets) outside of the United States, all in China.

Notes to Consolidated Financial Statements - Continued
(In thousands, except share and per share data)

NOTE 7 – PROPERTY, PLANT AND EQUIPMENT

	Depreciable Lives	February 2,	February 3,
	(In years)	2014	2013

Buildings and land improvements	15 - 30	$24,026	$23,680
Computer software and hardware	3 - 10	22,294	22,203
Machinery and equipment	10	4,495	3,663
Leasehold improvements	Term of lease	2,765	2,697
Furniture and fixtures	3 - 8	2,060	1,989
Other	5	689	704
Total depreciable property at cost		56,329	54,935
Less accumulated depreciation		36,447	34,559
Total depreciable property, net		19,882	20,377
Land		1,152	1,152
Construction-in-progress		2,718	1,300
Property, plant and equipment, net		$23,752	$22,829

At February 2, 2014, construction-in-progress consisted of approximately $1.4 million of expenditures related to our ongoing Enterprise Resource Planning (ERP) conversion efforts and approximately $1.3 million related to various other projects to enhance our facilities and operations. The increase in machinery and equipment in fiscal 2014 is primarily related to the capitalization of computerized equipment for our upholstery operating segment.

No significant property, plant or equipment was held outside of the United States at either February 2, 2014 or February 3, 2013.

Capitalized Software Costs

Certain costs incurred in connection with developing or obtaining computer software for internal use are capitalized.  These costs are amortized over periods of ten years or less. Capitalized software is reported as a component of computer software and hardware above and on the property, plant, and equipment line of our consolidated balance sheets.  The activity in capitalized software costs was:

	Fifty-Two Weeks	Fifty-Three Weeks	Fifty-Two Weeks
	Ended	Ended	Ended
	February 2,	February 3,	January 29,
	2014	2013	2012
Balance beginning of year	$2,830	$618	$1,519
Purchases	173	2,814	11
Amortization expense	(424)	(533)	(912)
Disposals	(1)	(69)	-
Balance end of year	$2,578	$2,830	$618

Notes to Consolidated Financial Statements - Continued
(In thousands, except share and per share data)

NOTE 8 – INTANGIBLE ASSETS

We recorded certain intangible assets related to the acquisitions of Bradington-Young and Sam Moore and upon purchase of the Homeware.com URL. The Bradington-Young and Sam Moore trademarks and trade names have indefinite useful lives and, consequently, are not subject to amortization for financial reporting purposes but are tested for impairment annually or more frequently if events or circumstances indicate that the asset might be impaired.  See “Note 1 – Summary of Significant Accounting Policies: Intangible Assets.”

		February 2,	February 3,
	Segment	2014	2013
Non-amortizable Intangible Assets
Trademarks and trade names - Bradington-Young	Upholstery	$861	$861
Trademarks and trade names - Sam Moore	Upholstery	396	396
URL- Homeware.com	Casegoods	125	-
Total Non-amortizable Intangible Assets		1,382	1,257

We purchased the Homeware.com URL during the fiscal 2014 third quarter.

Trademarks and trade names are related to the acquisitions of Bradington-Young and Sam Moore. In conjunction with our evaluation of the cash flows generated by the reporting units, we evaluated the carrying value of trademarks and trade names using the relief from royalty method, which values the trademark/trade name by estimating the savings achieved by ownership of the trademark/trade name when compared to licensing the mark/name from an independent owner.  The inputs used in the trademark/trade name analyses are considered Level 3 fair value measurements. Our fiscal 2012 trademark/trade name analysis led us to conclude certain of our trademarks/trade names were impaired. Consequently, we recorded impairment charges on these intangible assets as follows:

	Fifty-Two Weeks Ended	Fifty-Three Weeks Ended	Fifty-Two Weeks Ended
	February 2,	February 3,	January 29,
	2014	2013	2012
Trade mark/trade name impairment charges:
Bradington-Young	$-	$-	$1,815
Total trade mark/trade name impairment	$-	$-	$1,815

These impairment charges are included in “intangible asset impairment charges” in our consolidated statements of income.

NOTE 9 – FAIR VALUE MEASUREMENTS

Fair value is the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants on the measurement date. We use a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets for identical assets and liabilities; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. As of February 2, 2014 and February 3, 2013, we held company-owned life insurance measured at fair value on a recurring basis that were considered Level 2. The fair value of the company-owned life insurance is determined by inputs that are readily available in public markets or can be derived from information available in publicly quoted markets. Additionally, the change in the fair value of the company-owned life insurance is marked to market through income.

Notes to Consolidated Financial Statements - Continued
(In thousands, except share and per share data)

Our assets and liabilities measured at fair value on a recurring basis at February 2, 2014 and February 3, 2013, respectively, were as follows:

	Fair value at February 2, 2014				Fair value at February 3, 2013
Description	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
				(In thousands)
Assets measured at fair value
Company-owned life insurance	$-	$18,891	$-	$18,891	$-	$17,360	$-	$17,360

NOTE 10 – LONG-TERM DEBT

Our loan agreement with Bank of America, N.A., which is scheduled to expire on July 31, 2018, includes the following terms:

▪	A $15.0 million unsecured revolving credit facility, up to $3.0 million of which can be used to support letters of credit;
▪	A floating interest rate, adjusted monthly, based on USD LIBOR, plus an applicable margin based on the ratio of our funded debt to our EBITDA (each as defined in the agreement);
▪	A quarterly unused commitment fee of 0.20%; and
▪	No pre-payment penalty.

The Company can permanently terminate or reduce the $15 million revolving commitment under the loan agreement without penalty. The loan agreement also includes customary representations and warranties and requires us to comply with customary covenants, including, among other things, the following financial covenants:

▪	Maintain a tangible net worth of at least $95.0 million;
▪	Limit capital expenditures to no more than $15.0 million during any fiscal year; and
▪	Maintain a ratio of funded debt to EBITDA not exceeding 2.0:1.0.

We were in compliance with each of these financial covenants at February 2, 2014 and expect to remain in compliance with existing covenants for the foreseeable future. The loan agreement does not restrict our ability to pay cash dividends on, or repurchase our common shares, subject to complying with the financial covenants under the agreement.

As of February 2, 2014, we had an aggregate $12.9 million available under our revolving credit facility to fund working capital needs.  Standby letters of credit in the aggregate amount of $2.1 million, used to collateralize certain insurance arrangements and for imported product purchases, were outstanding under the revolving credit facility as of February 2, 2014.  There were no additional borrowings outstanding under the revolving credit facility on February 2, 2014.

NOTE 11 – EMPLOYEE BENEFIT PLANS

Employee Savings Plans

We sponsor a tax-qualified 401(k) retirement plan covering substantially all employees.  This plan assists employees in meeting their savings and retirement planning goals through employee salary deferrals and discretionary employer matching contributions.  Company contributions to the plan amounted to $593,000 in fiscal 2014, $575,000 in fiscal 2013 and $602,000 in fiscal 2012.

Notes to Consolidated Financial Statements - Continued
(In thousands, except share and per share data)

Executive Benefits

We provide supplemental executive retirement benefits to certain management employees under a supplemental retirement income plan (“SRIP”).  The SRIP provides monthly payments to participants or their designated beneficiaries based on a participant’s “final average monthly earnings” and “specified percentage” participation level as defined in the plan, subject to a vesting schedule that may vary for each participant.  The benefit is payable for a 15-year period following the participant’s termination of employment due to retirement, disability or death.  In addition, the monthly retirement benefit for each participant, regardless of age, becomes fully vested and the present value of that benefit is paid to each participant in a lump sum upon a change in control of the Company as defined in the plan.  The SRIP is unfunded and all benefits are payable solely from the general assets of the Company. The plan liability is based on the aggregate actuarial present value of the vested benefits to which participating employees are currently entitled, but based on the employees’ expected dates of separation or retirement.

Summarized plan information as of each fiscal year-end (the measurement date) is as follows:

	Fifty-Two	Fifty-Three
	Weeks Ended	Weeks Ended
	February 2,	February 3,
	2014	2013
Change in benefit obligation:
Beginning projected benefit obligation	$7,435	$7,569
Service cost	256	255
Interest cost	292	297
Benefits paid	(379)	(485)
Actuarial (gain) loss	58	(201)
Ending projected benefit obligation (funded status)	$7,662	$7,435

Accumulated benefit obligation	$7,231	$7,306

Amount recognized in the consolidated balance sheets:
Current liabilities	$354	$379
Non-current liabilities	7,308	7,056
Total	$7,662	$7,435

Other changes recognized in accumulated other comprehensive income
Net gain arising during period	(106)	(58)
Net periodic benefit cost	548	552
Total recognized in net periodic benefit cost and accumulated other comprehensive income	$442	$494

Notes to Consolidated Financial Statements - Continued
(In thousands, except share and per share data)

	Fifty-Two	Fifty-Three	Fifty-Two
	Weeks Ended	Weeks Ended	Weeks Ended
	February 2,	February 3,	January 29,
	2014	2013	2012
Net periodic benefit cost
Service cost	$256	$255	$525
Interest cost	292	297	337
Net periodic benefit cost	$548	$552	$862

Assumptions used to determine net periodic benefit cost:
Discount rate (Moody's Composite Bond Rate)	4.5%	4.0%	5.25%
Increase in future compensation levels	4.0%	4.0%	4.0%

Estimated Future Benefit Payments:

Fiscal 2015	$354
Fiscal 2016	745
Fiscal 2017	745
Fiscal 2018	647
Fiscal 2019	724
Fiscal 2020 through Fiscal 2024	3,791

At February 2, 2014, $98,000, net of tax of $56,000, was in accumulated other comprehensive income.  At February 3, 2013, $202,000, net of tax of $115,000, was in accumulated other comprehensive income representing actuarial gains related to this plan.

We also provide a life insurance program for certain executives.  The life insurance program provides death benefit protection for these executives during employment up to age 65.  Coverage under the program declines when a participating executive attains age 60 and automatically terminates when the executive attains age 65 or terminates employment with us for any reason, other than death, whichever occurs first.  The life insurance policies funding this program are owned by the Company with a specified portion of the death benefits payable under those policies endorsed to the insured executives’ designated beneficiaries.

Notes to Consolidated Financial Statements - Continued
(In thousands, except share and per share data)

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

During fiscal 2013, the Compensation Committee awarded performance grants for the 2013 and 2014 fiscal years. These awards have three-year performance periods ending on January 25, 2015 and January 15, 2016, respectively. The following amounts were accrued in the accrued salaries, wages and benefits section of our consolidated balance sheets as of the fiscal period-end dates indicated:

	February 2,	February 3,
	2014	2013
Performance grants
2013 Fiscal year grant	$305	$273
2014 Fiscal year grant	73	-
Total performance grants accrued	378	273

The performance period for the fiscal 2014 performance awards did not begin until our fiscal 2014 commenced on February 4, 2013. Therefore, no amounts were accrued for these awards at February 3, 2013.

NOTE 12 – SHARE-BASED COMPENSATION

Our Stock Incentive Plan permits incentive awards of restricted stock, restricted stock units, stock appreciation rights and performance grants to key employees.  A maximum of 750,000 shares of the Company’s common stock is authorized for issuance under the Stock Incentive Plan.  The Stock Incentive Plan also provides for annual restricted stock awards to non-employee directors. We have issued restricted stock awards to our non-employee directors since January 2006.

We account for restricted stock awards as “non-vested equity shares” until the awards vest or are forfeited. Restricted stock awards to non-employee directors vest if the director remains on the board through a 36-month service period and may vest earlier upon certain events specified in the plan.  The fair value of each share of restricted stock is the market price of our common shares on the grant date. The weighted average grant-date fair value of restricted stock awards issued during fiscal years 2014, 2013 and 2012 was $15.96, $10.38, and $9.83 per share, respectively.

Notes to Consolidated Financial Statements - Continued
(In thousands, except share and per share data)

The restricted stock awards outstanding as of February 2, 2014 had an aggregate grant-date fair value of $330,000, after taking vested and forfeited restricted shares into account.  As of February 2, 2014, we have recognized non-cash compensation expense of approximately $183,000 related to these non-vested awards and $426,000 for awards that have vested.  The remaining $146,000 of grant-date fair value for unvested restricted stock awards outstanding at February 2, 2014 will be recognized over the remaining vesting periods for these awards.

For each restricted stock issuance, the following table summarizes restricted stock activity, including the weighted average issue price of those shares on the grant date, the fair value of each grant of restricted stock on the grant date, compensation expense recognized for the unvested shares of restricted stock for each grant and the remaining fair value of the unvested shares of restricted stock for each grant as of February 2, 2014:

	Whole	Grant-Date	Aggregate	Compensation	Grant-Date Fair Value
	Number of	Fair Value	Grant-Date	Expense	Unrecognized At
	Shares	Per Share	Fair Value	Recognized	Febuary 2, 2014
Awards outstanding balance at January 31, 2010				$426

Restricted shares Issued on June 10, 2011	11,165	$9.83	110	98	12

Restricted shares Issued on June 5, 2012	10,573	$10.38	110	61	49

Restricted shares Issued on June 7, 2013	6,876	$15.96	110	24	85

Awards outstanding at February 2, 2014:	28,614		$330	$183	$146

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

	Whole	Grant-Date	Aggregate	Compensation	Grant-Date Fair Value
	Number of	Fair Value	Grant-Date	Expense	Unrecognized At
	Units	Per Unit	Fair Value	Recognized	February 2, 2014

RSUs Awarded on September 7, 2011	10,684	$8.21	$88	$71	$17
RSUs Awarded on February 9, 2012	11,846	$11.95	140	97	43
RSUs Awarded on January 15, 2013	9,823	$13.66	134	44	90

Awards outstanding at Febuary 2, 2014:	32,353		$362	$212	$150

Notes to Consolidated Financial Statements - Continued
(In thousands, except share and per share data)

NOTE 13 – EARNINGS PER SHARE

We refer you to the Earnings Per Share disclosure in Note 1-Summary of Significant Accounting Policies, above, for more detailed information concerning the calculation of earnings per share.

We have issued restricted stock awards to non-employee directors since 2006 and restricted stock units (RSUs) to certain senior executives since fiscal 2012, under the Company’s Stock Incentive Plan. We expect to continue to grant these types of awards annually in the future. The following table sets forth the number of outstanding restricted stock awards and RSUs, net of forfeitures and vested shares, as of the fiscal year-end dates indicated:

	February 2,	February 3,	January 29,
	2014	2013	2012

Restricted shares	28,614	29,063	21,321
Restricted stock units	32,353	32,353	10,684
	60,967	61,416	32,005

All restricted shares awarded that have not yet vested are considered when computing diluted earnings per share.  Unlike the restricted stock grants issued to our non-employee directors, the transfer of ownership of common shares issued under our RSUs, if any,  occurs after the three-year vesting period; however, RSUs are also considered when computing diluted earnings per share.

The following table sets forth the computation of basic and diluted earnings per share:

	Fifty-Two	Fifty-Three	Fifty-Two
	Weeks Ended	Weeks Ended	Weeks Ended
	February 2,	February 3,	January 29,
	2014	2013	2012

Net income	$7,929	$8,626	$5,057
Less: Dividends on unvested restricted shares	12	11	11
Net earnings allocated to unvested restricted stock	22	23	13
Earnings available for common shareholders	$7,895	$8,592	$5,033

Weighted average shares outstanding for basic earnings per share	10,722	10,745	10,762
Dilutive effect of unvested restricted stock awards	30	30	28
Weighted average shares outstanding for diluted earnings per share	10,752	10,775	10,790

Basic earnings per share	$0.74	$0.80	$0.47

Diluted earnings per share	$0.74	$0.80	$0.47

Notes to Consolidated Financial Statements - Continued
(In thousands, except share and per share data)

NOTE 14 – INCOME TAXES

Our provision for income taxes was as follows for the periods indicated:

	Fifty-Two	Fifty-Three	Fifty-Two
	Weeks Ended	Weeks Ended	Weeks Ended
	February 2,	February 3,	January 29,
	2014	2013	2012
Current expense
Federal	$3,755	$3,894	$1,687
Foreign	41	50	54
State	403	403	182
Total current expense	4,199	4,347	1,923

Deferred taxes
Federal	214	(35)	(87)
State	126	55	52
Total deferred taxes	340	20	(35)
Income tax expense	$4,539	$4,367	$1,888

Total tax expense for fiscal 2014 was $4.5 million, of which $4.5 million was allocated to continuing operations and $59,000 benefit was allocated to Other Comprehensive Income. Total tax expense for the fiscal year ended February 3, 2013 was $4.4 million, of which $4.3 million was allocated to continuing operations and $51,000 was allocated to Other Comprehensive Income.  Total tax expense for fiscal 2012 was $1.6 million, of which $1.9 million was allocated to continuing operations and $303,000 benefit was allocated to Other Comprehensive Income.

The effective income tax rate differed from the federal statutory tax rate as follows for the periods indicated:

	Fifty-Two	Fifty-Three	Fifty-Two
	Weeks Ended	Weeks Ended	Weeks Ended
	February 2,	February 3,	January 29,
	2014	2013	2012

Income taxes at statutory rate	34.0%	34.0%	34.0%
Increase (decrease) in tax rate resulting from:
State taxes, net of federal benefit	2.1	2.1	2.3
Officer's life insurance	(1.8)	(3.1)	(5.9)
Other, net	2.1	0.6	(3.2)
Effective income tax rate	36.4%	33.6%	27.2%

Notes to Consolidated Financial Statements - Continued
(In thousands, except share and per share data)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities for the period indicated were:

	February 2,	February 3,
	2014	2013
Assets
Deferred compensation	$3,455	$3,319
Allowance for bad debts	448	455
State income taxes	43	153
Property, plant and equipment	370	220
Intangible assets	745	989
Charitable contribution carryforward	608	745
Inventories	148	447
Other	308	245
Total deferred tax assets	6,125	6,573
Valuation allowance	(34)	(139)
	6,091	6,434
Liabilities
Employee benefits	320	328
Total deferred tax liabilities	320	328
Net deferred tax asset without AOCI	5,771	6,106

Deferred tax liability in AOCI	(56)	(115)
Total net deferred tax asset	$5,715	$5,991

At February 2, 2014 and February 3, 2013 our net deferred tax asset was $5.7 million and $6.0 million, respectively.

We have net operating loss carryforwards for state income tax purposes of $869,000 which are available to offset future state taxable income through 2023. There is a valuation allowance against the tax benefit of the carryforward of $34,000 and $139,000, at February 2, 2014 and February 3, 2013, respectively. Except for the state net operating loss carryforwards, we expect to fully utilize the remaining deferred tax assets in future periods when the amounts become deductible.

In fiscal 2014, an uncertain tax position was identified and accrued in the current year for which forthcoming remediation action steps will effectively settle the uncertainty in the next 12 months.  In fiscal 2014, we also established a reserve of $103,000 for an uncertain tax position related to the use of a portion of state loss carryforwards in our current tax returns.

Current accounting standards prescribe a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  The guidance also addresses de-recognition, classification, interest and penalties, accounting in interim periods and disclosures.

Notes to Consolidated Financial Statements - Continued
(In thousands, except share and per share data)

A reconciliation of the beginning and ending amount of total unrecognized tax benefits for the fiscal years ended February 2, 2014 and February 3, 2013 are as follows:

	February 2,	February 3,
	2014	2013

Balance, beginning of year	$-	$-
Increase related to prior year tax positions	279
Decrease related to prior year tax positions	-
Increase related to current year tax positions	80
Balance, end of year	$359	$-

The net unrecognized tax benefits as of February 2, 2014, which, if recognized, would affect our effective tax rate are $303,000.

We have elected to classify interest and penalties recognized with respect to unrecognized tax benefits as income tax expense.  Interest expense of $3,000 and $0 was accrued as of February 2, 2014 and February 3, 2013, respectively.

Because the possibility of the state tax jurisdiction examining our loss deduction is uncertain, we are unable to estimate the range of possible changes to the balance of unrecognized tax benefits of $103,000 related to that uncertainty. We do not anticipate a significant increase or decrease in the amount of the unrecognized tax benefits related to the state loss carryforwards within the next year.  However, we do expect that the balance of unrecognized tax benefits of $200,000 related to the captive insurance underpayments will decrease in fiscal 2015 when we amend our prior year returns.

Tax years beginning January 30, 2011, through February 2, 2014 remain subject to examination by federal and state taxing authorities.

NOTE 15 – RESTRUCTURING AND ASSET IMPAIRMENT CHARGES

Intangible asset impairment charges are included in the “intangible asset impairment charges” line of our consolidated statements of income.

The following table sets forth the significant components of and activity related to the accrued restructuring charges for fiscal years 2012, 2013 and 2014:

	Severance and	Asset		Pretax	After-tax
	Related Benefits	Impairment	Other	Amount	Amount

Accrued balance at January 30, 2011	$163	$-	$31	$194

Restructuring charges accrued during fiscal 2012		-		-	-
Non-cash charges	-	-		-
Cash payments	(163)		(16)	(179)
Accrued balance at January 29, 2012	$-	$-	$15	$15

Restructuring charges accrued during fiscal 2013		-		-	-
Non-cash charges	-	-		-
Cash payments			(5)	(5)
Accrued balance at February 3, 2013	$-	$-	$10	$10

Restructuring charges accrued during fiscal 2014		-		-	-
Non-cash charges	-	-		-
Cash payments			(6)	(6)
Accrued balance at February 2, 2014	$-	$-	$4	$4

The $4,000 balance in accrued restructuring charges at February 2, 2014 relates to continuing environmental monitoring costs at two former casegoods factories.

Notes to Consolidated Financial Statements - Continued
(In thousands, except share and per share data)

NOTE 16 – SEGMENT INFORMATION

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

	Fifty-Two Weeks Ended		Fifty-Three Weeks Ended		Fifty-Two Weeks Ended
	February 2, 2014		February 3, 2013		January 29, 2012
		% Net		% Net		% Net
Net Sales		Sales		Sales		Sales
Casegoods	$145,266	63.6%	$141,064	64.6%	$147,927	66.5%
Upholstery	83,027	36.4%	77,295	35.4%	74,578	33.5%
Consolidated	$228,293	100.0%	$218,359	100.0%	$222,505	100.0%

Gross Profit
Casegoods	$39,332	27.1%	$38,054	27.0%	$37,550	25.4%
Upholstery	15,393	18.5%	14,492	18.5%	11,313	15.2%
Consolidated	$54,725	24.0%	$52,546	24.1%	$48,863	22.0%

Operating Income
Casegoods	$10,590	7.3%	$11,953	8.5%	$10,644	7.2%
Upholstery	1,913	2.3%	987	1.3%	(3,971)	-5.3%
Consolidated	$12,503	5.5%	$12,940	5.9%	$6,673	3.0%

Capital Expenditures
Casegoods	$2,489		$3,156		$2,979
Upholstery	982		905		826
Consolidated	$3,471		$4,061		$3,805

Depreciation & Amortization
Casegoods	$1,551		$1,671		$1,717
Upholstery	940		895		849
Consolidated	$2,491		$2,566		$2,566

	As of February 2,		As of February 3,
	2014	%Total	2013	%Total
Total Assets		Assets		Assets
Casegoods	$122,345	78.5%	$124,509	79.9%
Upholstery	33,136	21.5%	31,314	20.1%
Consolidated	$155,481	100.0%	$155,823	100.0%

Notes to Consolidated Financial Statements - Continued
(In thousands, except share and per share data)

No significant long-lived assets were held outside the United States at either February 2, 2014 or February 3, 2013. International customers accounted for approximately 4.0% of consolidated net sales in fiscal 2014, 4.4% of consolidated net sales in fiscal 2013 and 5.0% of consolidated net sales in fiscal 2012.

NOTE 17 – COMMITMENTS, CONTINGENCIES AND OFF BALANCE SHEET ARRANGEMENTS

We lease warehousing facilities, showroom space, and office and computer equipment under leases expiring over the next five years.  Rent expense was $2.3 million in fiscal 2014, $2.0 million in fiscal 2013 and $2.2 million in fiscal 2012. Future minimum annual commitments under leases and operating agreements are $1.7 million in fiscal 2015, $643,000 in fiscal 2016, $317,000 in fiscal 2017, $6,000 in fiscal 2018 and $0 in fiscal 2019.

We had letters of credit outstanding totaling $2.1 million on February 2, 2014.  We utilize letters of credit to collateralize certain imported inventory purchases and certain insurance arrangements.

In the ordinary course of our business, we may become involved in legal proceedings involving contractual and employment relationships, product liability claims, intellectual property rights and a variety of other matters.  We do not believe that any pending legal proceedings will have a material impact on our financial position or results of operations.

NOTE 18 – CONCENTRATIONS OF SOURCING RISK

We source imported products through over 24 different vendors, from 26 separate factories, located in five countries.  Because of the large number and diverse nature of the foreign factories from which we can source our imported products, we have some flexibility in the placement of products in any particular factory or country.

Factories located in China are an important resource for Hooker Furniture.  In fiscal year 2014, imported products sourced from China accounted for approximately 74% of import purchases, and the factory in China from which we directly source the most product accounted for approximately 57% of our worldwide purchases of imported product.  A disruption in our supply chain from this factory, or from China in general, could significantly impact our ability to fill customer orders for products manufactured at that factory or in that country.

NOTE 19 – CONSOLIDATED QUARTERLY DATA (Unaudited)

	Fiscal Quarter
	First	Second	Third	Fourth
2014
Net sales	$56,295	$55,301	$59,125	$57,572
Cost of sales	42,379	42,044	45,527	43,618
Gross profit	13,916	13,257	13,598	13,954
Selling and administrative expenses	10,682	10,617	10,443	10,480
Net income	2,126	1,688	2,116	1,999
Basic and diluted earnings per share	$0.20	$0.16	$0.20	$0.19

	Fiscal Quarter
2013	First	Second	Third	Fourth
Net sales	$51,730	$50,185	$56,803	$59,641
Cost of sales	40,808	38,920	43,243	42,842
Gross profit	10,922	11,265	13,560	16,799
Selling and administrative expenses	9,394	8,943	9,781	11,488
Net income	1,020	1,474	2,434	3,698
Basic and diluted earnings per share	$0.09	$0.14	$0.23	$0.34

Notes to Consolidated Financial Statements - Continued
(In thousands, except share and per share data)

Earnings per share for each fiscal quarter is derived using the weighted average number of shares outstanding during that quarter. Earnings per share for each fiscal year is derived using the weighted average number of shares outstanding on an annual basis.  Consequently, the sum of earnings per share for the quarters of a fiscal year may not equal earnings per share for the full fiscal year.

NOTE 20 – SUBSEQUENT EVENTS

Cash Dividend

On March 4, 2014, our Board of Directors declared a quarterly cash dividend of $0.10 per share, payable on March 31, 2014 to shareholders of record at March 17, 2014.

Long-term Operating Lease Agreement and Sale of Existing Warehouse Facility

On April 1, 2014, we entered into a new, seven- year operating lease with 1350 State Road, LLC (as landlord) for a 628,000 square foot warehouse facility in Henry County, Virginia, referred to as our “Central Distribution Center II” facility (“CDC2”). We occupied, and previously leased, approximately 400,000 square feet in this facility, which is utilized for our casegoods segment and the imported upholstery division of our upholstery operating segment. We expect to pay rent, which will increase by 2% annually, of approximately $1.1 million in the first year of the lease to $1.3 million in the seventh year, for an aggregate of approximately $8.4 million over the initial seven-year term of the lease. Other material terms of the lease include:

▪	An expanded footprint to encompass the entire 628,000 square foot CDC2 facility;
▪	An initial base rent of $1.80 per square foot;
▪	Two, three-year renewal options, with 180-day advance notice to the landlord;
▪	A schedule of repairs and improvements to be made by the landlord;
▪	Customary covenants, events of default and remedies; and
▪	A right of first refusal for the landlord to provide any additional warehouse space we require within a 25-mile radius of CDC2.

Concurrent with entering the lease, Yale Realty Associates, LLC, an affiliate of the landlord, purchased our 189,000 square foot “Cloverleaf” warehouse facility located in Henry County, Virginia for $1.75 million.

We have agreed to finance the sale of the Cloverleaf facility with the following terms:

▪	A 10% ($175,000) cash down payment, which was paid at closing;
▪	A five-year promissory note, at 4.5% annual interest rate, with monthly payments computed on a 20-year amortization;
▪	An initial 18-month interest-only period, unless during that period the landlord secures a tenant for all or a portion of the property for a lease term of more than one-year;
▪	All unpaid interest and principal being due on April 1, 2019;
▪	The note being secured by the property and a pledge of cash in the amount of one year’s payments under the note; and
▪	The note becoming due and payable upon any sale of the property.

We expect to record a gain of approximately $300,000 pretax ($191,000 after tax, or $0.02 per share) on the sale of the property in our fiscal 2015 first quarter financial statements.