Form 10-Q
period 2014-05-04
HOOKER FURNITURE CORP
filed 2014-06-12
CIK 1077688

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended May 4, 2014

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of June 6, 2014:

Common stock, no par value	10,752,982
(Class of common stock)	(Number of shares)

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

HOOKER FURNITURE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

As of	May 4,	February 2,
	2014	2014
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$31,686	$23,882
Trade accounts receivable, less allowance for doubtful accounts of $1,276 and $1,243 on each respective date	30,396	29,393
Inventories	43,587	49,016
Prepaid expenses and other current assets	2,397	2,413
Deferred taxes	1,246	1,664
Income tax recoverable	-	682
Total current assets	109,312	107,050
Property, plant and equipment, net	22,840	23,752
Cash surrender value of life insurance policies	19,202	18,891
Deferred taxes	4,121	4,051
Intangible assets	1,382	1,382
Other assets	1,703	355
Total non-current assets	49,248	48,431
Total assets	$158,560	$155,481

Liabilities and Shareholders’ Equity
Current liabilities
Trade accounts payable	$8,694	$7,077
Accrued salaries, wages and benefits	2,805	3,478
Income tax accrual	142	-
Accrued commissions	856	934
Customer deposits	433	659
Other accrued expenses	832	759
Total current liabilities	13,762	12,907
Deferred compensation	7,793	7,668
Income tax accrual	117	103
Other long-term liabilities	308	-
Total long-term liabilities	8,218	7,771
Total liabilities	21,980	20,678

Shareholders’ equity
Common stock, no par value, 20,000 shares authorized, 10,753 shares issued and outstanding on each date	17,641	17,585
Retained earnings	118,849	117,120
Accumulated other comprehensive income	90	98
Total shareholders’ equity	136,580	134,803
Total liabilities and shareholders’ equity	$158,560	$155,481

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

HOOKER FURNITURE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Thirteen Weeks Ended
	May 4,	May 5,
	2014	2013

Net sales	$61,396	$56,295

Cost of sales	45,786	42,379

Gross profit	15,610	13,916

Selling and administrative expenses	11,367	10,682

Operating income	4,243	3,234

Other income (expense), net	46	(32)

Income before income taxes	4,289	3,202

Income tax expense	1,485	1,076

Net income	$2,804	$2,126

Earnings per share
Basic	$0.26	$0.20
Diluted	$0.26	$0.20

Weighted average shares outstanding:
Basic	10,724	10,717
Diluted	10,762	10,747

Cash dividends declared per share	$0.10	$0.10

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

HOOKER FURNITURE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	For the
	Thirteen Weeks Ended
	May 4,	May 5,
	2014	2013

Net Income	$2,804	$2,126
Other comprehensive income:
Amortization of actuarial gain net of tax of $5 and $10, respectively	(8)	(17)
Adjustments to net periodic benefit cost	(8)	(17)

Comprehensive Income	$2,796	$2,109

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

HOOKER FURNITURE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Thirteen Weeks Ended
	May 4,	May 5,
	2014	2013
Operating Activities:
Net income	$2,804	$2,126
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	613	584
Gain on disposal of assets	(34)	(8)
Deferred income tax expense (benefit)	353	(5)
Noncash restricted stock and performance awards	135	229
Provision for doubtful accounts	125	75
Changes in assets and liabilities:
Trade accounts receivable	(1,129)	1,762
Inventories	5,429	3,366
Income tax recoverable	682	-
Gain on life insurance policies	(126)	(135)
Prepaid expenses and other current assets	237	832
Trade accounts payable	1,616	(2,876)
Accrued salaries, wages, and benefits	(673)	(712)
Accrued income taxes	142	(1,034)
Accrued commissions	(78)	(267)
Customer deposits	(226)	-
Other accrued expenses	77	11
Deferred compensation	34	45
Other long-term liabilities	20	-
Net cash provided by operating activities	$10,001	$3,993

Investing Activities:
Purchases of property and equipment	(1,008)	(880)
Proceeds received on notes for sale of assets	11	14
Proceeds from sale of property and equipment	65	8
Premiums paid on life insurance policies	(190)	(190)
Proceeds received on life insurance policies	-	516
Net cash used in investing activities	(1,122)	(532)

Financing Activities:
Cash dividends paid	(1,075)	(1,075)
Net cash used in financing activities	(1,075)	(1,075)

Net increase in cash and cash equivalents	7,804	2,386
Cash and cash equivalents - beginning of year	23,882	26,342
Cash and cash equivalents - end of quarter	$31,686	$28,728

Supplemental schedule of cash flow information:
Income taxes paid, net	$(294)	$(2,115)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

HOOKER FURNITURE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar and share amounts in tables, except per share amounts, in thousands unless otherwise indicated)
(Unaudited)
For the Thirteen Weeks Ended May 4, 2014

1.	Preparation of Interim Financial Statements

The condensed consolidated financial statements of Hooker Furniture Corporation and subsidiaries (referred to as “we,” “us,” “our,” “Hooker” or the “Company”) have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”).  In the opinion of management, these statements include all adjustments necessary for a fair statement of the results of all interim periods reported herein.  All such adjustments are of a normal recurring nature.  Certain information and footnote disclosures prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) are condensed or omitted pursuant to SEC rules and regulations.  However, we believe that the disclosures made are adequate for a fair presentation of our results of operations and financial position.  Operating results for the interim periods reported herein may not be indicative of the results expected for the fiscal year.  These financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in our annual report on Form 10-K for the fiscal year ended February 2, 2014 (“2014 Annual Report”).

The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect both the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from our estimates.

The financial statements contained herein are being filed as part of a quarterly report on Form 10-Q covering the thirteen-week period (also referred to as “three months,” “three-month period,” “quarter,” “first quarter” or “quarterly period”) that began February 3, 2014 and ended May 4, 2014.  These financial statements also include the thirteen-week period that began February 4, 2013 and ended May 5, 2013.

References in these notes to the condensed consolidated financial statements of the Company to:

▪	the 2015 fiscal year and comparable terminology mean the fiscal year that began February 3, 2014 and will end February 1, 2015; and

▪	the 2014 fiscal year and comparable terminology mean the fiscal year that began February 4, 2013 and ended February 2, 2014.

2.           Change in Presentation of Consolidated Statement of Cash Flows

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

Consequently, we have recast our prior-year condensed consolidated statements of cash flows to conform to the fiscal 2015 presentation under the indirect method.

3.           Accounts Receivable

	May 4,	February 2,
	2014	2014

Trade accounts receivable	$23,105	$22,776
Receivable from factor	8,567	7,860
Allowance for doubtful accounts	(1,276)	(1,243)
Accounts receivable	$30,396	$29,393

“Receivable from factor” represents amounts due with respect to factored accounts receivable. We factor substantially all of our domestically-produced upholstery accounts receivable without recourse to us.

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

A limited number of our accounts receivable for our domestically produced upholstery are factored with recourse to us. The amounts of these receivables at May 4, 2014 and February 2, 2014 were $413,000 and $324,000, respectively. If the factor is unable to collect the amounts due, invoices are returned to us for collection. We include an estimate of potentially uncollectible receivables in our calculation of our allowance for doubtful accounts.

4.           Inventories

	May 4,	Feb 2,
	2014	2014
Finished furniture	$53,356	$58,515
Furniture in process	879	804
Materials and supplies	8,030	8,068
Inventories at FIFO	62,265	67,387
Reduction to LIFO basis	(18,678)	(18,371)
Inventories	$43,587	$49,016

5.           Property, Plant and Equipment

	Depreciable Lives	May 4,	Feb 2,
	(In years)	2014	2014

Computer software and hardware	3 - 10	$22,270	$22,294
Buildings and land improvements	15 - 30	21,635	24,026
Machinery and equipment	10	4,594	4,495
Leasehold improvements	5	2,811	2,765
Furniture and fixtures	3 - 8	2,092	2,060
Other	5	724	689
Total depreciable property at cost		54,126	56,329
Less accumulated depreciation		35,774	36,447
Total depreciable property, net		18,352	19,882
Land		1,067	1,152
Construction-in-progress		3,421	2,718
Property, plant and equipment, net		$22,840	$23,752

At May 4, 2014, construction-in-progress consisted of $1.7 million of expenditures related to our ongoing Enterprise Resource Planning (ERP) conversion efforts and $1.7 million related to various other projects to enhance our facilities and operations.

The $2.4 million change in the buildings and land improvements during the fiscal 2015 first quarter is primarily due to the completion of the previously announced sale of our Cloverleaf warehouse facility in April 2014. We recognized a gain of $34,000 on the sale in our fiscal 2015 financial statements. See Item 2 of this report, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, for additional information on this transaction.

6.           Fair Value Measurements

Fair value is the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants on the applicable measurement date. We use a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include:

Level 1, defined as observable inputs such as quoted prices in active markets for identical assets and liabilities;

Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and

Level 3, defined as unobservable inputs for which little or no market data exists, therefore requiring an entity to develop its own assumptions.

As of May 4, 2014 and February 2, 2014, Company-owned life insurance was measured at fair value on a recurring basis based on Level 2 inputs. The fair value of the Company-owned life insurance is determined by inputs that are readily available in public markets or can be derived from information available in publicly quoted markets. Additionally, the fair value of the Company-owned life insurance is marked to market each reporting period and any change in fair value is reflected in income for that period.

As of May 4, 2014, a mortgage note receivable (related to the previously announced sale of our Cloverleaf facility during the fiscal 2015 first quarter) was measured at fair value on a non-recurring basis using Level 3 inputs. The note receivable was recorded at approximately $1.6 million, which was the face value of the note issued for the mortgage. The carrying value of the note is assumed to approximate its fair value. We measure the probability to collect amounts due to us under this note primarily based on the buyer’s payment history. Specifically, we consider the buyer’s adherence to the contractual payment terms for both the timeliness and payment amounts. Should it become probable that we would be unable to collect all amounts due according to the contractual terms of the loan agreement, we would measure the note for impairment and record a valuation allowance against the note, if needed, with the related expense charged to income for that period. The note is included in the “Other assets” line of our condensed consolidated balance sheets.

Our assets measured at fair value on a recurring basis at May 4, 2014 and February 2, 2014, respectively, were as follows:

	Fair value at May 4, 2014				Fair value at February 2, 2014
Description	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
				(In thousands)
Assets measured at fair value
Company-owned life insurance	$-	$19,202	$-	$19,202	$-	$18,891	$-	$18,891
Mortgage note receivable	-	-	1,575	1,575	-	-	-	-

7.           Intangible Assets

		May 4,	February 2,
	Segment	2014	2014
Non-amortizable Intangible Assets
Trademarks and trade names - Bradington-Young	Upholstery	$861	$861
Trademarks and trade names - Sam Moore	Upholstery	396	396
URL- Homeware.com	Casegoods	125	125
Total trademarks and tradenames		$1,382	$1,382

8.           Long Term Debt

As of May 4, 2014, we had an aggregate $13.3 million available under our $15.0 million unsecured revolving credit facility to fund working capital needs.  Standby letters of credit in the aggregate amount of $1.7 million, used to collateralize certain insurance arrangements and for imported product purchases, were outstanding under our revolving credit facility as of May 4, 2014.  There were no additional borrowings outstanding under the revolving credit facility on May 4, 2014.  Any principal outstanding under the revolving credit facility is due July 31, 2018.

9.           Employee Benefit Plans

We maintain a supplemental retirement income plan (“SRIP”) for certain former and current executives. The liability for the SRIP at May 4, 2014 and February 2, 2014 was $7.7 million at both dates and is shown in our condensed consolidated balance sheets as follows:

	May 4,	February 2,
	2014	2014
Accrued salaries, wages and benefits (current portion)	$354	$354
Deferred compensation (long-term portion)	7,335	7,308
Total liability	$7,689	$7,662

Components of net periodic benefit cost for the SRIP are included in our condensed consolidated statements of income under selling and administrative expenses:

	Thirteen Weeks Ended
	May 4,	May 5,
	2014	2013
Net periodic benefit cost
Service cost	$25	$64
Interest cost	85	73
Actuarial gain	(13)	(26)
Net periodic benefit cost	$97	$111

10.         Earnings Per Share

We refer you to the discussion of Earnings Per Share in Note 1-Summary of Significant Accounting Policies, in the financial statements included in our 2014 Annual Report, for additional information concerning the calculation of earnings per share.

We have issued restricted stock awards to non-employee members of the board of directors since 2006 and restricted stock units (RSUs) to certain senior executives since fiscal 2012 under the Company’s Stock Incentive Plan. Each RSU entitles the executive to receive one share of the Company’s common stock if the executive remains continuously employed with the Company through the end of a three-year service period. The RSUs may be paid in shares of our common stock, cash or both at the discretion of the Compensation Committee of our board of directors. We expect to continue to grant these types of awards annually in the future. The following table sets forth the number of outstanding restricted stock awards and RSUs, net of forfeitures and vested shares, as of the fiscal period-end dates indicated:

	May 4,	Feb 2,
	2014	2014

Restricted shares	29	29
Restricted stock units	35	32
	64	61

All restricted shares and RSUs awarded that have not yet vested are considered when computing diluted earnings per share. The following table sets forth the computation of basic and diluted earnings per share:

	Thirteen Weeks Ended
	May 4,	May 5,
	2014	2013

Net income	$2,804	$2,126
Less: Unvested participating restricted stock dividends	3	3
Net earnings allocated to unvested participating restricted stock	7	6
Earnings available for common shareholders	2,794	2,117

Weighted average shares outstanding for basic earnings per share	10,724	10,717
Dilutive effect of unvested restricted stock and RSU awards	38	30
Weighted average shares outstanding for diluted earnings per share	10,762	10,747

Basic earnings per share	$0.26	$0.20

Diluted earnings per share	$0.26	$0.20

11.         Income Taxes

We recorded income tax expense of $1.5 million for the fiscal 2015 first quarter compared to $1.1 million for the comparable prior year period.  The effective tax rates for the fiscal 2015 and 2014 first quarters were 34.6% and 33.6%, respectively.  Our effective tax rate was higher in the fiscal 2015 first quarter primarily due to smaller anticipated rate benefits from earnings on company-owned life insurance policies and distributions from our former captive insurance arrangement as well as increases in our reserve for uncertain tax positions.

The net unrecognized tax benefits as of May 4, 2014 and February 2, 2014, which, if recognized, would affect our effective tax rate are $323,000 and $303,000, respectively.  In fiscal 2014, an uncertain tax position was identified and accrued for which forthcoming remediation action steps will effectively settle the uncertainty in the next 12 months. In fiscal 2014, we also established a reserve for an uncertain tax position related to the use of a portion of state loss carryforwards in our current tax returns. The balance of that reserve at May 4, 2014 and February 2, 2014 was $117,000 and $103,000, respectively.

The tax years ending 2012 through 2014 remain subject to examination by federal taxing authorities. State tax returns for the years ending 2011 through 2014 remain subject to examination.

12.         Segment Information

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

	Thirteen Weeks Ended
	May 4, 2014		May 5, 2013
		% Net Sales		% Net Sales
Net Sales
Casegoods	$39,018	63.6%	$35,444	63.0%
Upholstery	22,378	36.4%	20,851	37.0%
Consolidated	$61,396	100.0%	$56,295	100.0%

Gross Profit & Margin
Casegoods	$11,377	29.2%	$9,998	28.2%
Upholstery	4,233	18.9%	3,918	18.8%
Consolidated	$15,610	25.4%	$13,916	24.7%

Operating Income & Margin
Casegoods	$3,712	9.5%	$2,566	7.2%
Upholstery	531	2.4%	668	3.2%
Consolidated	$4,243	6.9%	$3,234	5.7%

Capital Expenditures
Casegoods	$678		$678
Upholstery	330		202
Consolidated	$1,008		$880

Depreciation & Amortization
Casegoods	$367		$381
Upholstery	246		203
Consolidated	$613		$584

	As of May 4, 2014	% Total	As of February 2, 2014	% Total
Total Assets		Assets		Assets
Casegoods	$124,996	78.8%	$122,345	78.7%
Upholstery	33,564	21.2%	33,136	21.3%
Consolidated	$158,560	100.0%	$155,481	100.0%

13.         Subsequent Events

Dividends

On June 5, 2014, our board of directors declared a quarterly cash dividend of $0.10 per share, payable on June 30, 2014 to shareholders of record at June 16, 2014.

Item 2.                        Management’s Discussion and Analysis of Financial Condition and Results of Operations

This quarterly report on Form 10-Q includes our unaudited condensed consolidated financial statements for the thirteen-week period (also referred to as “three months,” “three-month period,” “quarter” “first quarter” or “quarterly period”) that began February 3, 2014 and ended on May 4, 2014.  This report discusses our results of operations for this period compared to the 2014 fiscal year thirteen-week period that began February 4, 2013 and ended on May 5, 2013; and our financial condition as of May 4, 2014 compared to February 2, 2014.

The following discussion should be read in conjunction with the condensed consolidated financial statements, including the related notes, contained elsewhere in this quarterly report. We also encourage users of this report to familiarize themselves with all of our recent public filings made with the Securities and Exchange Commission (“SEC”), especially our 2014 annual report on Form 10-K (“2014 Annual Report”) filed with the SEC on April 18, 2014. Our 2014 Annual Report contains critical information regarding known risks and uncertainties that we face, critical accounting policies and information on commitments and contractual obligations that are not reflected in our consolidated financial statements, as well as a more thorough and detailed discussion of our corporate strategy and new business initiatives. Our 2014 Annual Report and our other public filings made with the SEC are available, without charge, at www.sec.gov and at http://investors.hookerfurniture.com

For financial reporting purposes, we are organized into two operating segments – casegoods furniture and upholstered furniture. Results from our new H Contract and Homeware business initiatives, and the elimination of intercompany sales and profits related to these businesses, are aggregated with the results of our casegoods operating segment. References in this report to “we,” “us,” “our,” “Hooker,” “Hooker Furniture” or “the Company” refer to Hooker Furniture Corporation and our consolidated subsidiaries, unless specifically referring to segment information.

References in this report to:

▪	the 2015 fiscal year and comparable terminology mean the fiscal year that began February 3, 2014 and will end February 1, 2015; and

▪	the 2014 fiscal year and comparable terminology mean the fiscal year that began February 4, 2013 and ended February 2, 2014.

Dollar amounts presented in the tables below are in thousands except for per share data.

Nature of Operations

Hooker Furniture Corporation is a home furnishings marketing, design and logistics company offering worldwide sourcing of residential casegoods and upholstery, as well as domestically-produced custom leather and fabric-upholstered furniture. We were incorporated in Virginia in 1924 and are ranked among the nation’s top 10  largest publicly traded furniture sources, based on 2012 shipments to U.S. retailers, according to a 2013 survey published by Furniture Today, a leading trade publication. We are a key resource for residential wood and metal furniture (commonly referred to as “casegoods”) and upholstered furniture.  Our major casegoods product categories include accents, home office, dining, bedroom and home entertainment furniture under the Hooker Furniture brand.  Our residential upholstered seating companies include Bradington-Young, a specialist in upscale motion and stationary leather furniture and Sam Moore Furniture, a specialist in upscale occasional chairs, settees, sofas and sectional seating with an emphasis on cover-to-frame customization.  An extensive selection of designs and formats along with finish and cover options in each of these product categories makes us a comprehensive resource for home furnishings retailers primarily targeting the upper-medium price range.  For our core product line, our principal customers are retailers of residential home furnishings that are broadly dispersed throughout the United States. Our customers also include home furniture retailers in Canada and in more than 10 other countries internationally. Other customers include independent furniture stores, specialty retailers, department stores, catalog and internet merchants, interior designers and national and regional chains.

To expand and grow beyond our core business, we launched two start-up brands during the just-completed fiscal year focused on serving the needs of emerging consumer groups on the opposite ends of the age and life stage spectrum. One, H Contract, focuses on the burgeoning senior living market for retirees. The other, Homeware, focuses on younger and more mobile consumers in the early stages of their careers.

H Contract supplies upholstered seating and casegoods to upscale senior living facilities throughout the country, working with designers specializing in the contract industry to provide functional furniture that meets the style and comfort expectations of today’s retirees.

To address the needs of younger furniture shoppers, as well as those living in urban or smaller spaces, we launched Homeware during our 2014 fiscal year, Homeware is an online-only brand that is sold through leading international e-commerce retailers as well as our own e-commerce website, homeware.com. In addition to unique chairs and ottomans designed to be assembled in minutes by the consumer with no tools or hardware required, Homeware also offers home accessories and plans to expand into living room tables, multi-seat upholstery, entertainment centers and dining room furniture in the coming fiscal year.

Overview

Consumer home furnishings purchases are driven by an array of factors, including general economic conditions such as:

▪	consumer confidence;
▪	availability of consumer credit;
▪	energy and other commodity prices; and
▪	housing and mortgage markets;

as well as lifestyle-driven factors such as changes in:

▪	fashion trends;
▪	disposable income; and
▪	household formation and turnover.

Economic and economic-related factors, such as high unemployment and changing consumer priorities, have resulted in a somewhat depressed retail environment for discretionary home furnishings and related purchases since 2008. The extended weakness in housing and housing-related industries is beginning to show signs of sustained recovery, and mostly positive news on housing and consumer confidence is encouraging. However, we acknowledge that some economic headwinds persist.

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

Results for our domestic upholstery operations, which have significantly higher overhead and fixed costs than our import operations, have been particularly affected by the decline in demand for home furnishings and experienced operating losses or low operating profitability beginning with our fiscal 2009 second quarter through the second quarter of fiscal 2013.  We initiated extensive cost reduction efforts over that time, which mitigated the effect of the weakness in demand. Our upholstery segment operations have been profitable for the last two fiscal years, as well as the most recently completed fiscal quarter.

Consolidated net sales for the fiscal 2015 first quarter increased by $5.1 million, or 9.1%, to $61.4 million, and net income for the fiscal 2015 first quarter increased by $678,000, or 31.9%, to $2.8 million, in each case compared to the fiscal 2014 first quarter. The following are the primary factors that affected our consolidated fiscal 2015 first quarter results of operations:

▪
Consolidated net sales increased by 9.1% due to increased unit volume on essentially flat average selling prices.  Unit volume increased in our casegoods segment, while remaining essentially flat in our upholstery segment. Higher average selling prices increased in our upholstery segment, but were offset by lower average selling prices in our casegoods segment, primarily due to increased discounting and higher container direct sales

▪
Gross profit increased in absolute terms due to increased sales in both segments and increased as a percentage of net sales due primarily to lower casegoods segment warehouse and distribution expenses.

▪
Selling and administrative expenses decreased as a percentage of net sales due to increased net sales, but increased in absolute terms due to a variety of other factors, including start-up costs for our H Contract and Homeware initiatives.

▪	Our casegoods segment increased operating profitability by 44.6% or $1.1 million, from $2.6 million in the fiscal 2014 first quarter to $3.7 million in the fiscal 2015 first quarter.

Rsults of Operations

The following table sets forth the percentage relationship to net sales of certain items included in the condensed consolidated statements of income included in this report.

	Thirteen Weeks Ended
	May 4,	May 5,
	2014	2013
Net sales	100.0%	100.0%
Cost of sales	74.6	75.3
Gross profit	25.4	24.7
Selling and administrative expenses	18.5	19.0
Operating income	6.9	5.7
Other (expense) income, net	0.1	0.0
Income before income taxes	7.0	5.7
Income tax expense	2.4	1.9
Net income	4.6	3.8

Fiscal 2015 First Quarter Compared to Fiscal 2014 First Quarter

	Net Sales
	Thirteen Weeks Ended
	May 4, 2014		May 5, 2013		$ Change	% Change
		% Net Sales		% Net Sales
Casegoods	$39,018	63.6%	$35,444	63.0%	$3,574	10.1%
Upholstery	22,378	36.4%	20,851	37.0%	1,527	7.3%
Consolidated	$61,396	100.0%	$56,295	100.0%	$5,101	9.1%

Unit Volume	FY15 Q1 % Increase vs. FY14 Q1	Average Selling Price	FY15 Q1 % Increase vs. FY14 Q1

Casegoods	13.6%	Casegoods	-3.3%
Upholstery	0.8%	Upholstery	6.8%
Consolidated	9.6%	Consolidated	-0.5%

The increase in consolidated net sales for the fiscal 2015 first quarter was primarily due to increased unit volume in our casegoods segment and essentially flat consolidated average selling prices. Unit volume in our casegoods segment was led by increases in container-direct shipments to retailers, which we believe to be indicative of a recovery in casegoods sales industry-wide. Both of our new business initiatives, H Contract and Homeware, contributed sales in the fiscal year 2015 quarter compared to the prior-year period, when they were in the pre-revenue phase of their startups. Upholstery net sales increased due to net sales gains at Sam Moore, which were due to both higher average selling prices and increased unit volume.

	Gross Income and Margin
	Thirteen Weeks Ended
	May 4, 2014		May 5, 2013		$ Change	% Change
		% Net Sales		% Net Sales
Casegoods	$11,377	29.2%	$9,998	28.2%	$1,379	13.8%
Upholstery	4,233	18.9%	3,918	18.8%	315	8.0%
Consolidated	$15,610	25.4%	$13,916	24.7%	$1,694	12.2%

Consolidated gross profit increased in the fiscal 2015 first quarter, primarily due to:
▪	higher sales volume in both operating segments;
▪	essentially flat discounting, as a percentage of net sales and in absolute terms, in our upholstery segment; and
▪	lower casegoods segment warehouse and distribution expenses.

These improvements were partially offset by higher discounting in our casegoods segment, as we continued our efforts to reduce our levels of slow moving inventory and match inventory levels with projected demand, and higher manufacturing costs at Sam Moore, due to increases in labor and benefit costs.

	Selling and Administrative Expenses
	Thirteen Weeks Ended
	May 4, 2014		May 5, 2013		$ Change	% Change
		% Net Sales		% Net Sales
Casegoods	$7,666	19.6%	$7,432	21.0%	$234	3.1%
Upholstery	3,701	16.5%	3,250	15.6%	451	13.9%
Consolidated	$11,367	18.5%	$10,682	19.0%	$685	6.4%

Consolidated selling and administrative expenses decreased as a percentage of net sales primarily due to increased sales volume, but increased in absolute terms in the fiscal 2015 first quarter compared to the same prior-year period.

Casegoods selling and administrative expenses increased in absolute terms, primarily due to an approximate $200,000 increase in operating expenses for the H Contract and Homeware divisions. Higher casegoods selling expenses, due to increased sales, were offset by lower long-term incentive accruals and professional fees.

Upholstery selling and administrative expenses increased both as a percentage of net sales and in absolute terms in the fiscal 2015 first quarter, primarily due to increased:

▪	employee benefits costs;
▪	ERP-related project costs;
▪	sales commissions, samples and other sales related costs due to higher net sales; and
▪	bad debts expense due to higher net sales and related increases in accounts receivable balances.

	Operating Profit and Margin
	Thirteen Weeks Ended
	May 4, 2014		May 5, 2013		$ Change	% Change
		% Net Sales		% Net Sales
Casegoods	$3,712	9.5%	$2,566	7.2%	$1,146	44.7%
Upholstery	531	2.4%	668	3.2%	(137)	-20.5%
Consolidated	$4,243	6.9%	$3,234	5.7%	$1,009	31.2%

Operating profitability increased for the fiscal 2015 first quarter compared to the same prior-year period, both as a percentage of net sales and in absolute terms, due to the factors discussed above.

	Income taxes
	Thirteen Weeks Ended
	May 4, 2014		May 5, 2013		$ Change	% Change
		% Net Sales		% Net Sales
Consolidated income tax expense	$1,485	2.4%	$1,076	1.9%	$409	38.0%

Effective Tax Rate	34.6%		33.6%

We recorded income tax expense of $1.5 million for the fiscal 2015 first quarter compared to $1.1 million for the comparable prior year period.  The effective tax rates for the fiscal 2015 and 2014 first quarters were 34.6% and 33.6%, respectively.  Our effective tax rate was higher in the fiscal 2015 first quarter primarily due to smaller anticipated rate benefits from earnings on company-owned life insurance policies and distributions from our former captive insurance arrangement as well as increases in our reserve for uncertain tax positions.

	Net Income
	Thirteen Weeks Ended
	May 4, 2014		May 5, 2013		$ Change	% Change
		% Net Sales		% Net Sales
Consolidated	$2,804	4.6%	$2,126	3.8%	$678	31.9%

Earnings per share	$0.26		$0.20

Review and Outlook

Orders for the fiscal 2015 first quarter increased over the prior-year quarter, but were not as strong as we would have expected them to be this spring during the post furniture-market period. We are positioned very well internally, but are concerned about the retail demand environment. We are a little less bullish than we were at the beginning of the fiscal 2015 first quarter, due to an improved, but somewhat slower housing market, inconsistency at retail and an economy not as robust as expected. As we head into the summer months, we expect to capitalize on any improvements in external conditions with our good inventory position on best sellers, strong product line, expected progress in our upholstery segment and with our new business initiatives.

Spring Market

We are encouraged by results from the recent Spring International Home Furnishings Market held in April 2014. We are pleased that our initial efforts at  expanding the “good” and “better” parts of our merchandising reach  were successful, as products offered in these two categories, as well as products in the “best” category, were very well received at market.

Casegoods

While upholstery sales have outperformed casegoods in the industry over the last few years, we are seeing indications of what we believe to be a recovery in casegoods’ sales and higher retailer confidence in the ability to sell large-ticket bedroom, dining and occasional furniture. Significant increases in our container-direct shipments to retailers from our Asian warehouse program helped drive the quarter’s solid sales performance. We have strengthened our container-direct offering with a good service position on a broader selection of best sellers and we believe that retailers are more comfortable committing to the larger container purchases. Additionally, we are seeing benefits from the sales management reorganization we implemented during the middle of the 2013 calendar year, in which we shifted from a sales management group organized around brand and product specialization to a regional management focus. The regional management strategy has helped our sales efforts to be more effective across both operating segments. Another factor in the casegoods sales increase this quarter was a national promotion on our Corsica Collection we conducted during the mid-March to mid-April period. Sales of our Corsica Collection increased as a result of this effort, which achieved over 15 million consumer impressions for the collection and a drive-to-retail message across a wide spectrum of top digital and social media venues, including our own websites.

We introduced a new Vietnamese warehouse container direct program to retailers at the April Furniture Market which we expect will strengthen container direct sales even further. While the China warehouse program focuses on the “best” price points in our good-better-best assortment, the Vietnamese warehouse program focuses on the “good” and “better” price points. We are taking orders now for this new program, and will begin flowing product into the warehouse as early as July. We expect to be fully operational in the fall, during what is historically the strongest selling season for furniture at retail. We believe this program will strengthen our value proposition at the retail level in the good and better price ranges. The savings to retailers in this container program, compared to the same products sold out of our Martinsville warehouse, will be in the high single digits to low double-digit percentage.

Upholstery Segment

We were pleased with our upholstery segment’s overall earnings and sales performance in the fiscal 2015 first quarter, with the segment reporting 7.3% net sales growth. The segment’s sales growth was driven by a double-digit net sales increase at Sam Moore, where order backlogs were down over 10% from the end of fiscal year 2014 as increased capacity and greater labor efficiency helped improve service to our customers. In mid-February, we reduced our shipment lead times from ten weeks to eight weeks, and then from eight weeks to six weeks by mid-May. As of early June, we are at 5 ½ weeks, which is within reach of Sam Moore’s goal to ship to retailers within four to five weeks after receipt of orders on a consistent basis. We expect to reach that goal in mid-summer. However, Sam Moore was not profitable on an operating basis for the quarter, primarily due to continued unfavorable medical plan experience and, to a lesser degree, higher material costs. While Sam Moore’s labor costs have improved in recent months, excess labor costs also continue to hamper Sam Moore’s return to profitability.

Bradington-Young is operating more efficiently and has undertaken a number of cost reduction initiatives, including efforts to improve leather utilization, which have helped offset the impact of leather price increases. The rise in leather raw material costs continues to be the most significant factor impacting Bradington-Young. We’ve have had several additional price increases from leather suppliers since the April Furniture Market. However, the increase in leather costs has had some positive impact in reducing competition in the leather market. As leather has been positioned more firmly as a luxury product, the promotional players are moving away from leather to less expensive alternative covers. However, more expensive leather furniture also makes fabric and leather alternative covers more attractive to consumers.

Future upholstery profitability increases will continue to require us to increase sales while maintaining Bradington-Young gross margins at, or close to, current levels and improving manufacturing processes and work flow at the Sam Moore facility.

H Contract and Homeware

Our H Contract product line was close to operating profitability for the fiscal 2015 first quarter, but remained a small part of our net sales for the quarter. We expect H Contract to continue to broaden its customer base and product line, increase sales and to begin to contribute to consolidated operating profitability in fiscal 2015.

Our Homeware product line is performing close to expectations.  We continue to be enthusiastic about the brand and the future of online furniture retailing. While we have experienced and expect to continue to experience the challenges associated with new initiatives, such as developing the right sourcing relationships and building the correct levels of inventory, we have seen steady improvement in month-over-month website traffic and other key performance indicators. During the quarter, we introduced occasional tables as well as home décor products such as rugs, lighting and mirrors. We plan to introduce casual dining furniture, home entertainment furniture and major upholstery items such as sofas and sectionals later in the 2015 fiscal year. We believe that expanding the product line will be an important catalyst for growth.     We also believe the Homeware initiative is critical to address the migration of retail business to online outlets, but expect it will take longer than H Contract to reach critical mass and profitability. However, we view this investment as a vital step toward the future of consumer-centric home furnishings retailing.

Collectively, these new ventures increased net sales by approximately $910,000 in the quarter and operating losses from these ventures totaled $357,000. We expect these new ventures will negatively affect net income by between $0.02 and $0.04 per share for the 2015 fiscal year. Results from these new business initiatives are aggregated with the results from our casegoods operating segment.

Sale of Cloverleaf Warehouse Facility

During the fiscal 2015 first quarter, we closed on the sale of our Cloverleaf warehouse facility. As specified by the requirements of Accounting Standards Codification 360-20-55, we utilized the installment method for gain recognition and recognized approximately $34,000 on the sale in our fiscal 2015 first quarter financial statements. The gain was netted with our warehouse and distribution expenses, which are included in the “cost of goods sold” line of our condensed consolidated income statements. The installment method apportions each cash receipt and principal payment by the buyer on debt assumed between the cost recovered and profit. The apportionment is in the same ratio as total cost and profit bear to the sales value. Consequently, the remaining balance of the gain of $302,000 was deferred and will be recognized as we receive principal payments on the loan.  The deferred gain is recorded in the “other long-term liabilities” line of our condensed consolidated balance sheets.

Fiscal 2015

As we progress through fiscal 2015, we will continue to focus on:

▪	improving sales in our existing distribution channels, through efforts like our P3 program;
▪	pursuing additional distribution channels, including for our new H Contract and Homeware initiatives;
▪	controlling costs;
▪	expanding our merchandising reach in the “good” and “better” parts of our “good-better-best” casegoods product offerings;
▪	adjusting product pricing on our main-line products in order to mitigate inflation and improve margins;
▪	achieving proper inventory levels, while optimizing product availability on best-selling items;
▪	sourcing product from cost-competitive locations and from quality-conscious sourcing partners, and strengthening our relationships with key vendors;
▪	improving profitability and production capacity at Sam Moore;
▪	offering an array of new products and designs, which we believe will help generate additional sales; and
▪	upgrading and refining our information systems capabilities to support our businesses.

Unrest in Vietnam

In fiscal 2014, products sourced from Vietnam accounted for approximately 16% of our import purchases. In May 2014, protests over territorial disputes with People’s Republic of China escalated into violent protests in Vietnam. Some foreign-owned factories, particularly those run by Chinese companies, were burned and looted by protestors. As of the date of this report, the violence appears to have subsided. The factories from which we source products in Vietnam were affected by the protests and it appears shipments to us were delayed by seven to fourteen days. We believe that we have sufficient inventory in transit and on hand to mitigate this shipping delay and we currently do not anticipate a material adverse effect on our fiscal 2015 second quarter sales, earnings or liquidity as a result of this delay. However, we cannot predict whether the protests, or other unrest, in Vietnam will resume, or arise, in the future, or, if they were to occur, whether those events would have an adverse effect on our business, results of operations, financial condition or future prospects.

Possible U.S. West Coast Port Strike

The International Longshoremen and Warehouse Union’s contract with the Pacific Maritime Association expires on June 30, 2014. While we do not bring a large volume of cargo through Los Angeles or Long Beach ports, we have been warned by freight forwarders with whom we do business that, in the event of a strike disrupting operations on the West Coast, port congestion surcharges will be applied not only at the ports being struck, but at others where cargo may be diverted to avoid any threatened work stoppages. Consequently, the ports at which we import our products could be affected. The proposed surcharges would be very expensive - over $1,000 per shipping container, which would result in a 25-30% increase in our shipping costs for the duration of any disruption, which could adversely affect our earnings, financial condition and liquidity.

Potential Duties on Accent Chests

On May 27, 2014, the U.S. Department of Commerce (DoC) determined that certain accent chests manufactured in China for one of our competitors constitute “wooden bedroom furniture” that is subject to anti-dumping duties under the Continued Dumping Subsidy Offset Act of 2000. Last week the DoC directed U.S. Customs and Border Protection (CBP) to begin collecting the anti-dumping duty on these items. While the DoC ruling applies only to the specific accent chests mentioned in the ruling, it is uncertain whether CBP also will begin to collect anti-dumping duties with respect to other similar accent chests imported from China. We currently import, and have imported in the past, accent chests from China that may be similar to those that are subject to the DoC ruling, including accent chests sourced from the same Chinese company that manufactures the accent chests that are addressed by the DoC ruling.

We are currently not able to determine whether any of the accent chests we source from China, now or in the past, would be subject to the anti-dumping duties. Nor are we able to estimate the potential amount of any such duties.  We do not believe the duties, if any, would be assessed retroactively; however, CBP audits can go back five years and any assessment could be subject to interest and penalties. If the bedroom furniture anti-dumping duties, or related penalties, were to be assessed on accent chests that we import, or have imported in the past, from China, our results of operations, financial condition, liquidity and prospects could be adversely affected.

Our business is subject to a number of significant risks and uncertainties, including our reliance on offshore sourcing, any of which can affect adversely our business, results of operations, financial condition or future prospects. For a discussion of risks and uncertainties that we face, see Item 1A, “Risk Factors” in our 2014 Annual Report and “Forward Looking Statements” beginning on page 23 of this report.

Financial Condition, Liquidity and Capital Resources

Balance Sheet and Working Capital

The following chart shows changes in our total assets, current assets, current liabilities, net working capital (current assets less current liabilities) and working capital ratio (current assets compared to current liabilities) as of the first quarter of fiscal 2015 compared to the fiscal 2014 year end:

	Balance Sheet and Working Capital
	May 4, 2014	February 2, 2014	$ Change

Total Assets	$158,560	$155,481	$3,079

Cash and cash equivalents	$31,686	$23,882	$7,804
Trade Receivables, net	30,396	29,393	1,003
Inventories	43,587	49,016	(5,429)
Prepaid Expenses & Other	3,643	4,758	(1,115)

Total Current Assets	$109,312	$107,050	$2,263

Trade accounts payable	$8,694	$7,077	$1,617
Accrued salaries, wages and benefits	2,805	3,478	(673)
Other accrued expenses	2,263	2,352	(89)

Total current liabilities	$13,762	$12,907	$855

Net working capital	$95,551	$94,142	$1,409

Working capital ratio	7.9 to 1	8.3 to 1

As of May 4, 2014, total assets increased compared to February 2, 2014, primarily due to increased cash and cash equivalents (resulting from decreased inventories) and increased trade accounts payable. Inventories decreased as a result of our   efforts to liquidate slow-moving inventory and to match inventory levels with projected demand. Accounts payable increased primarily due to the timing of payments.

Cash Flows – Operating, Investing and Financing Activities

	Thirteen Weeks Ended
	May 4,	May 5,
	2014	2013
Net cash provided by operating activities	$10,001	$3,993
Net cash used in investing activities	(1,122)	(532)
Net cash used in financing activities	(1,075)	(1,075)
Net increase in cash and cash equivalents	$7,804	$2,386

During the three months ended May 4, 2014, cash generated from operations of $10 million helped to fund an increase in cash and cash equivalents of $7.8 million, cash dividends of $1.1 million, capital expenditures of $1 million to enhance our business systems and facilities and to pay premiums of $190,000 on Company-owned life insurance policies.

In comparison, during the three months ended May 5, 2013, cash generated from operations of $4.0 million and $516,000 in proceeds received from Company-owned life insurance policies helped to fund an increase in cash and cash equivalents of $2.4 million, cash dividends of $1.1 million, capital expenditures of $880,000 to enhance our business systems and facilities and to pay premiums of $190,000 on Company-owned life insurance policies.

Liquidity, Financial Resources and Capital Expenditures

We believe that we have the financial resources, including available cash and cash equivalents, expected cash flow from operations and lines of credit needed to meet business requirements for the foreseeable future, including capital expenditures and working capital, as well as to pay regular quarterly cash dividends on our common stock. Cash flow from operations is highly dependent on incoming order rates and our operating performance.

As of May 4, 2014, we had an aggregate $13.3 million available under our revolving credit facility to fund working capital needs. Standby letters of credit in the aggregate amount of $1.7 million, used to collateralize certain insurance arrangements and for imported product purchases, were outstanding under the revolving credit facility as of May 4, 2014.  There were no additional borrowings outstanding under the revolving credit facility on May 4, 2014.

Loan Agreement and Revolving Credit Facility

We have a $15 million unsecured revolving credit facility under a loan agreement with Bank of America, N.A., up to $3.0 million of which can be used to support letters of credit. The loan agreement allows the Company to permanently terminate or reduce the $15 million revolving commitment without penalty and includes, among others, the following terms:

▪	a maturity date of July 31, 2018;
▪	a floating interest rate, adjusted monthly, based on LIBOR plus an applicable margin based on the ratio of our funded debt to our EBITDA (each as defined in the loan agreement);
▪	a quarterly unused commitment fee of 0.20%; and
▪	no pre-payment penalty.

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

We were in compliance with each of these financial covenants at May 4, 2014 and expect to remain in compliance with existing covenants for the foreseeable future. The loan agreement does not restrict our ability to pay cash dividends on, or repurchase shares of, our common stock, subject to complying with the financial covenants under the agreement.

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

Capital Expenditures

We expect to spend between $2.0 million to $3.0 million in capital expenditures during the remainder of the 2015 fiscal year to maintain and enhance our operating systems and facilities. Of these estimated amounts, we expect to spend approximately $800,000 on the implementation of our ERP system in our upholstery segment during the remainder of fiscal 2015.

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

We refer you to Item “1A. Risk Factors”, in our 2014 Annual Report, for additional discussion of risks involved in our ERP system conversion and implementation.

Share Repurchase Authorization

During the fiscal 2013 first quarter, our board of directors authorized the repurchase of up to $12.5 million of the Company’s common shares. The authorization does not obligate us to acquire a specific number of shares during any period and does not have an expiration date, but it may be modified, suspended or discontinued at any time at the discretion of our board of directors. In fiscal 2013, we used approximately $671,000 of the authorization to purchase 57,700 of our common shares (at an average price of $11.63 per share). We made no share purchases during 2014 or during the first quarter of fiscal 2015. Approximately $11.8 million remained available for future purchases under the authorization as of the end of the fiscal 2015 first quarter.

New Accounting Pronouncements

On May 28, 2014, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for us in the first quarter of fiscal 2018 (February 2017). Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. We are evaluating the effect that ASU 2014-09 will have on our consolidated financial statements and related disclosures. We have not yet selected a transition method nor have we determined the effect of the standard on our ongoing financial reporting.

Critical Accounting Policies

There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our 2014 Annual Report.

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

Amounts outstanding under our revolving credit facility would bear interest at variable rates. In the past, we have entered into swap agreements to hedge against the potential impact of increases in interest rates on our floating-rate debt instruments. There was no outstanding balance under our revolving credit facility as of May 4, 2014, other than standby letters of credit in the amount of $1.7 million.  Therefore, a fluctuation in market interest rates of one percentage point (or 100 basis points) would not have a material impact on our results of operations or financial condition.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended May 4, 2014.  Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to the Company’s management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure and are effective to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the fiscal quarter ended May 4, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting

PART II.  OTHER INFORMATION

Item 6.                      Exhibits

3.1
Amended and Restated Articles of Incorporation of the Company, as amended March 28, 2003 (incorporated by reference to Exhibit 3.1 of the Company’s Form 10-Q (SEC File No. 000-25349) for the quarter ended February 28, 2003)

3.2
Amended and Restated Bylaws of the Company, as amended December 10, 2013 (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K (SEC File No. 000-25349) for the year ended February 2, 2014)

4.1	Amended and Restated Articles of Incorporation of the Company, as amended (See Exhibit 3.1)

4.2	Amended and Restated Bylaws of the Company, as amended (See Exhibit 3.2)

10.1(b)*#	Consulting Letter Agreement dated May 21, 2014, between the Company and Alan D. Cole.

31.1*	Rule 13a-14(a) Certification of the Company’s principal executive officer

31.2*	Rule 13a-14(a) Certification of the Company’s principal financial officer

32.1*
Rule 13a-14(b) Certification of the Company’s principal executive officer and principal financial officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*
The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended May 4, 2014, formatted in Extensible Business Reporting Language (“XBRL”): (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of income, (iii) condensed consolidated statements of comprehensive income (iv) condensed consolidated statements of cash flows, and (v) the notes to the condensed consolidated financial statements

____________
*Filed herewith
#Management contract or compensatory plan

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

 HOOKER FURNITURE CORPORATION

Date: June 12, 2014	By: /s/Paul A. Huckfeldt
Paul A. Huckfeldt
Senior Vice President – Finance and
Accounting and Chief Financial Officer