Form 10-Q
period 2014-08-03
HOOKER FURNITURE CORP
filed 2014-09-12
CIK 1077688

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended August 3, 2014

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

Large accelerated Filer ☐	Accelerated filer ☒
Non-accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of September 5, 2014:

Common stock, no par value	10,762,991
(Class of common stock)	(Number of shares)

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

HOOKER FURNITURE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

As of	August 3,	February 2,
	2014	2014
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$36,943	$23,882
Trade accounts receivable, less allowance for doubtful accounts of $1,058 and $1,243 on each respective date	25,224	29,393
Inventories	44,595	49,016
Prepaid expenses and other current assets	2,334	2,413
Deferred taxes	1,165	1,664
Income tax recoverable	36	682
Total current assets	110,297	107,050
Property, plant and equipment, net	23,185	23,752
Cash surrender value of life insurance policies	19,746	18,891
Deferred taxes	4,135	4,051
Intangible assets	1,382	1,382
Other assets	1,666	355
Total non-current assets	50,114	48,431
Total assets	$160,411	$155,481

Liabilities and Shareholders’ Equity
Current liabilities
Trade accounts payable	$8,709	$7,077
Accrued salaries, wages and benefits	3,295	3,478
Accrued commissions	764	934
Customer deposits	599	659
Other accrued expenses	809	759
Total current liabilities	14,176	12,907
Deferred compensation	7,937	7,668
Income tax accrual	132	103
Other long-term liabilities	325	-
Total long-term liabilities	8,394	7,771
Total liabilities	22,570	20,678

Shareholders’ equity
Common stock, no par value, 20,000 shares authorized, and 10,763 and 10,753 shares issued and outstanding, respectively, on each date	17,714	17,585
Retained earnings	120,045	117,120
Accumulated other comprehensive income	82	98
Total shareholders’ equity	137,841	134,803
Total liabilities and shareholders’ equity	$160,411	$155,481

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

HOOKER FURNITURE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 3,	August 4,	August 3,	August 4,
	2014	2013	2014	2013

Net sales	$54,883	$55,301	$116,279	$111,596

Cost of sales	41,226	42,044	87,012	84,423

Gross profit	13,657	13,257	29,267	27,173

Selling and administrative expenses	10,243	10,617	21,610	21,299

Operating income	3,414	2,640	7,657	5,874

Other income (expense), net	52	(22)	98	(54)

Income before income taxes	3,466	2,618	7,755	5,820

Income tax expense	1,194	930	2,679	2,006

Net income	$2,272	$1,688	$5,076	$3,814

Earnings per share
Basic	$0.21	$0.16	$0.47	$0.35
Diluted	$0.21	$0.16	$0.47	$0.35

Weighted average shares outstanding:
Basic	10,731	10,722	10,728	10,719
Diluted	10,767	10,753	10,762	10,749

Cash dividends declared per share	$0.10	$0.10	$0.20	$0.20

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

HOOKER FURNITURE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 3,	August 4,	August 3,	August 4,
	2014	2013	2014	2013

Net Income	$2,272	$1,688	$5,076	$3,814
Other comprehensive income:
Amortization of actuarial gain	(12)	(27)	(25)	(53)
Income tax effect on amortization of actuarial gains	4	10	9	19
Adjustments to net periodic benefit cost	(8)	(17)	(16)	(34)

Comprehensive Income	$2,264	$1,671	$5,060	$3,780

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

HOOKER FURNITURE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Twenty-Six Weeks Ended
	August 3,	August 4,
	2014	2013
Operating Activities:
Net income	$5,076	$3,814
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,259	1,186
Gain on disposal of assets	(37)	(9)
Deferred income tax expense (benefit)	499	(95)
Noncash restricted stock and performance awards	272	333
Provision for doubtful accounts	94	33
Changes in assets and liabilities:
Trade accounts receivable	4,075	2,005
Inventories	4,422	1,378
Income tax recoverable	646	(515)
Gain on life insurance policies	(477)	(451)
Prepaid expenses and other current assets	618	921
Trade accounts payable	1,631	(819)
Accrued salaries, wages, and benefits	(183)	(243)
Accrued income taxes	-	(751)
Accrued commissions	(170)	(163)
Customer deposits	(60)	-
Other accrued expenses	53	(68)
Deferred compensation	55	92
Other long-term liabilities	23	-
Net cash provided by operating activities	$17,796	$6,648

Investing Activities:
Purchases of property and equipment	(1,999)	(1,726)
Proceeds received on notes for sale of assets	16	28
Proceeds from sale of property and equipment	69	31
Premiums paid on life insurance policies	(670)	(715)
Proceeds received on life insurance policies	-	516
Net cash used in investing activities	(2,584)	(1,866)

Financing Activities:
Cash dividends paid	(2,151)	(2,150)
Net cash used in financing activities	(2,151)	(2,150)

Net increase in cash and cash equivalents	13,061	2,632
Cash and cash equivalents - beginning of year	23,882	26,342
Cash and cash equivalents - end of quarter	$36,943	$28,974

Supplemental schedule of cash flow information:
Income taxes paid, net	$1,563	$3,368

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

HOOKER FURNITURE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar and share amounts in tables, except per share amounts, in thousands unless otherwise indicated)
(Unaudited)
For the Twenty-Six Weeks Ended August 3, 2014

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

The financial statements contained herein are being filed as part of a quarterly report on Form 10-Q and include:

▪
our results of operations for the thirteen-week period (also referred to as “three months,” “three-month period,” “quarter,” “second quarter” or “quarterly period”) that began May 5, 2014 and the twenty-six week period (also referred to as “six months,” “six-month period” or “first half”) that began February 3, 2014,  which both ended August 3, 2014, compared to the  thirteen-week period that began May 6, 2013 and the twenty-six week period that began February 4, 2013, which both ended August 4, 2013; and

▪	our financial condition as of August 3, 2014 compared to February 2, 2014.

References in these notes to the condensed consolidated financial statements of the Company to:

▪	the 2015 fiscal year and comparable terminology mean the fiscal year that began February 3, 2014 and will end February 1, 2015; and

▪	the 2014 fiscal year and comparable terminology mean the fiscal year that began February 4, 2013 and ended February 2, 2014.

2.           Change in Presentation of Consolidated Statement of Cash Flows

GAAP permits the direct or indirect methods of computing cash flows. Beginning with our fiscal 2014 annual report on Form 10-K, we elected to change the presentation of our cash flow statements from the direct to indirect method of computing cash flows. We believe the indirect method is preferable because:

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

3.          Accounts Receivable

	August 3,	February 2,
	2014	2014

Trade accounts receivable	$18,446	$22,776
Receivable from factor	7,836	7,860
Allowance for doubtful accounts	(1,058)	(1,243)
Accounts receivable	$25,224	$29,393

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

A limited number of our accounts receivable for our domestically produced upholstery are factored with recourse to us. The amounts of these receivables at August 3, 2014 and February 2, 2014 were $375,000 and $324,000, respectively. If the factor is unable to collect the amounts due, invoices are returned to us for collection. We include an estimate of potentially uncollectible receivables in our calculation of our allowance for doubtful accounts.

4.           Inventories

	August 3,	February 2,
	2014	2014
Finished furniture	$54,472	$58,515
Furniture in process	737	804
Materials and supplies	8,523	8,068
Inventories at FIFO	63,732	67,387
Reduction to LIFO basis	(19,137)	(18,371)
Inventories	$44,595	$49,016

5.          Property, Plant and Equipment

	Depreciable Lives	August 3,	February 2,
	(In years)	2014	2014

Computer software and hardware	3 - 10	$22,745	$22,294
Buildings and land improvements	15 - 30	22,036	24,026
Machinery and equipment	10	4,778	4,495
Leasehold improvements	5	2,811	2,765
Furniture and fixtures	3 - 8	2,200	2,060
Other	5	668	689
Total depreciable property at cost		55,238	56,329
Less accumulated depreciation		36,023	36,447
Total depreciable property, net		19,215	19,882
Land		1,067	1,152
Construction-in-progress		2,903	2,718
Property, plant and equipment, net		$23,185	$23,752

At August 3, 2014, construction-in-progress consisted of $2.0 million of expenditures related to our ongoing Enterprise Resource Planning (ERP) conversion efforts and $910,000 related to various other projects to enhance our facilities and operations.

The $2.0 million decline in buildings and land improvements during the fiscal 2015 first half is primarily due to the completion of the sale of our Cloverleaf warehouse facility in April 2014. We recognized a gain of $34,000 on the sale in our fiscal 2015 first-half financial statements. See Item 2 of this report, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, for additional information regarding this transaction.

6.           Fair Value Measurements

Fair value is the price that would be received upon the sale of an asset or paid upon the transfer of a liability (an exit price) in an orderly transaction between market participants on the applicable measurement date. We use a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include:

Level 1, defined as observable inputs such as quoted prices in active markets for identical assets and liabilities;

Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and

Level 3, defined as unobservable inputs for which little or no market data exists, therefore requiring an entity to develop its own assumptions.

As of August 3, 2014 and February 2, 2014, Company-owned life insurance was measured at fair value on a recurring basis based on Level 2 inputs. The fair value of the Company-owned life insurance is determined by inputs that are readily available in public markets or can be derived from information available in publicly quoted markets. Additionally, the fair value of the Company-owned life insurance is marked to market each reporting period and any change in fair value is reflected in income for that period.

As of August 3, 2014, a mortgage note receivable was measured at fair value on a non-recurring basis using Level 3 inputs. The note receivable was delivered to us by the buyer as part of the purchase price for our Cloverleaf facility during the fiscal 2015 first quarter and was recorded at approximately $1.6 million, the original face value of the note. The carrying value of the note is assumed to approximate its fair value. We measure the probability that amounts due to us under this note will be collected primarily based on the buyer’s payment history. Specifically, we consider the buyer’s adherence to the contractual payment terms for both timeliness and payment amounts. Should it become probable that we would be unable to collect all amounts due according to the contractual terms of the note, we would measure the note for impairment and record a valuation allowance against the note, if needed, with the related expense charged to income for that period. The note is included in the “Other assets” line of our condensed consolidated balance sheets.

Our assets measured at fair value on a recurring and non-recurring basis at August 3, 2014 and February 2, 2014, were as follows:

	Fair value at August 3, 2014				Fair value at February 2, 2014
Description	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets measured at fair value
Company-owned life insurance	$-	$19,746	$-	$19,746	$-	$18,891	$-	$18,891
Mortgage note receivable	-	-	1,575	1,575	-	-	-	-

7.           Intangible Assets

		August 3,	February 2,
Non-amortizable Intangible Assets	Segment	2014	2014
Trademarks and trade names - Bradington-Young	Upholstery	$861	$861
Trademarks and trade names - Sam Moore	Upholstery	396	396
URL- Homeware.com	Casegoods	125	125
Total trademarks and tradenames		1,382	1,382

8.          Long-Term Debt

As of August 3, 2014, we had an aggregate $13.3 million available under our $15.0 million unsecured revolving credit facility to fund working capital needs.  Standby letters of credit in the aggregate amount of $1.7 million, used to collateralize certain insurance arrangements and for imported product purchases, were outstanding under our revolving credit facility as of August 3, 2014.  There were no additional borrowings outstanding under the revolving credit facility on August 3, 2014.  Any principal outstanding under the revolving credit facility is due July 31, 2018.

9.          Employee Benefit Plans

We maintain a supplemental retirement income plan (“SRIP”) for certain former and current executives. The liability for the SRIP at August 3, 2014 and February 2, 2014 was $7.7 million and is shown in our condensed consolidated balance sheets as follows:

	August 3,	February 2,
	2014	2014
Accrued salaries, wages and benefits (current portion)	$354	$354
Deferred compensation (long-term portion)	7,381	7,308
Total liability	$7,735	$7,662

Components of net periodic benefit cost for the SRIP are included in our condensed consolidated statements of income under selling and administrative expenses:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 3,	August 4,	August 3,	August 4,
	2014	2013	2014	2013
Net periodic benefit cost
Service cost	$25	$64	$51	$128
Interest cost	85	73	170	146
Actuarial gain	(13)	(26)	(26)	(53)
Net periodic benefit cost	$97	$111	$195	$221

10.        Earnings Per Share

We refer you to the discussion of Earnings Per Share in Note 1-Summary of Significant Accounting Policies, in the financial statements included in our 2014 Annual Report, for additional information concerning the calculation of earnings per share.

We have issued restricted stock awards to non-employee members of the board of directors since 2006 and restricted stock units (RSUs) and/or restricted stock to certain senior executives and other key employees since fiscal 2012 under the Company’s Stock Incentive Plan. Each RSU entitles the recipient to receive one share of the Company’s common stock if the recipient remains continuously employed with the Company through the end of a three-year service period. The RSUs may be paid in shares of our common stock, cash or both at the discretion of the Compensation Committee of our board of directors. We expect to continue to grant these types of awards annually in the future. The following table sets forth the number of outstanding restricted stock awards and RSUs, net of forfeitures and vested shares, as of the fiscal period-end dates indicated:

	August 3,	Feb 2,
	2014	2014

Restricted shares	27	29
Restricted stock units	35	32
	62	61

All restricted shares and RSUs awarded that have not yet vested are considered when computing diluted earnings per share. The following table sets forth the computation of basic and diluted earnings per share:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 3,	August 4,	August 3,	August 4,
	2014	2013	2014	2013

Net income	$2,272	$1,688	$5,076	$3,814
Less: Unvested participating restricted stock dividends	3	3	6	6
Net earnings allocated to unvested participating restricted stock	7	5	15	11
Earnings available for common shareholders	2,262	1,680	5,055	3,797

Weighted average shares outstanding for basic earnings per share	10,731	10,722	10,728	10,719
Dilutive effect of unvested restricted stock and RSU awards	36	31	34	30
Weighted average shares outstanding for diluted earnings per share	10,767	10,753	10,762	10,749

Basic earnings per share	$0.21	$0.16	$0.47	$0.35

Diluted earnings per share	$0.21	$0.16	$0.47	$0.35

11.        Income Taxes

We recorded income tax expense of $1.2 million for the fiscal 2015 second quarter compared to $930,000 for the comparable prior year period.  The effective tax rates for the fiscal 2015 and 2014 second quarters were 34.4% and 35.5%, respectively. In the fiscal 2014 second quarter we reduced the carrying value of our deferred tax assets to reflect the rate at which they were expected to be utilized. This discrete adjustment increased income tax expense in the fiscal year 2014 quarter by approximately 4%.  Our effective tax rate was lower in the fiscal 2015 second quarter primarily due the absence of a similar adjustment in the fiscal 2015 second quarter, partially offset by the impact of smaller anticipated rate benefits from earnings on company-owned life insurance policies and distributions from our former captive insurance arrangement as a percentage of quarterly income, due to the increased income in the quarter.

We recorded income tax expense of $2.7 million for the fiscal 2015 first-half compared to $2.0 million for the comparable prior year period.  The effective tax rate for the fiscal 2015 and 2014 six-month periods was 34.5%. The impact of the change in deferred rates, recorded in fiscal year 2014 was offset by the impact of smaller anticipated rate benefits from earnings on company-owned life insurance policies and distributions from our former captive insurance arrangement in fiscal year 2015.

The net unrecognized tax benefits as of August 3, 2014 and February 2, 2014, which, if recognized, would affect our effective tax rate are $339,000 and $303,000, respectively.  In fiscal 2014, an uncertain tax position was identified and accrued for which forthcoming remediation action steps will effectively settle the uncertainty in the next 12 months. In fiscal 2014, we also established a reserve for an uncertain tax position related to the use of a portion of state loss carryforwards in our current tax returns. The balance of that reserve at August 3, 2014 and February 2, 2014 was $132,000 and $103,000, respectively.

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

	Thirteen Weeks Ended				Twenty-Six Weeks Ended
	August 3, 2014		August 4, 2013		August 3, 2014		August 4, 2013
		% Net		% Net		% Net		% Net
Net Sales		Sales		Sales		Sales		Sales
Casegoods	$33,996	61.9%	$34,839	63.0%	$73,014	62.8%	$70,281	63.0%
Upholstery	20,887	38.1%	20,462	37.0%	43,265	37.2%	41,315	37.0%
Consolidated	$54,883	100.0%	$55,301	100.0%	$116,279	100.0%	$111,596	100.0%

Gross Profit & Margin
Casegoods	$9,657	28.4%	$9,148	26.3%	$21,034	28.8%	$19,146	27.2%
Upholstery	4,000	19.2%	4,109	20.1%	8,233	19.0%	8,027	19.4%
Consolidated	$13,657	24.9%	$13,257	24.0%	$29,267	25.2%	$27,173	24.3%

Operating Income & Margin
Casegoods	$2,688	7.9%	$1,806	5.2%	$6,399	8.8%	$4,372	6.2%
Upholstery	726	3.5%	834	4.1%	1,258	2.9%	1,502	3.6%
Consolidated	$3,414	6.2%	$2,640	4.8%	$7,657	6.6%	$5,874	5.3%

Depreciation & Amortization
Casegoods	$388		$381		$755		$762
Upholstery	258		220		504		424
Consolidated	$646		$601		$1,259		$1,186

Capital Expenditures
Casegoods	$705		$549		$1,383		$1,227
Upholstery	286		297		616		499
Consolidated	$991		$846		$1,999		$1,726

	As of August 3, 2014	% Total	As of February 2, 2014	% Total
Total Assets		Assets		Assets
Casegoods	$126,723	79.0%	$122,345	78.7%
Upholstery	33,688	21.0%	33,136	21.3%
Consolidated	$160,411	100.0%	$155,481	100.0%

13.      Subsequent Events

Dividends

On September 2, 2014, our board of directors declared a quarterly cash dividend of $0.10 per share, payable on September 30, 2014 to shareholders of record at September 15, 2014.

Item 2.                        Management’s Discussion and Analysis of Financial Condition and Results of Operations

This quarterly report on Form 10-Q includes our unaudited condensed consolidated financial statements for the thirteen-week period (also referred to as “three months,” “three-month period,” “quarter,” “second quarter” or “quarterly period”) that began May 5, 2014, and the twenty-six week period (also referred to as “six months,” “six-month period” or “first half”) that began February 3, 2014, and which both ended August 3, 2014.  This report discusses our results of operations for these periods compared to the fiscal year 2014 thirteen-week period that began May 6, 2013 and the twenty-six week period that began February 4, 2013, which both ended August 4, 2013 and our financial condition as of August 3, 2014 compared to February 2, 2014.

The following discussion should be read in conjunction with the condensed consolidated financial statements, including the related notes, contained elsewhere in this quarterly report. We also encourage users of this report to familiarize themselves with all of our recent public filings made with the Securities and Exchange Commission (“SEC”), especially our 2014 annual report on Form 10-K (“2014 Annual Report”) filed with the SEC on April 18, 2014. Our 2014 Annual Report contains critical information regarding known risks and uncertainties we face, critical accounting policies and information on commitments and contractual obligations which are not reflected in our consolidated financial statements, as well as a more thorough and detailed discussion of our corporate strategy and new business initiatives. Our 2014 Annual Report and our other public filings made with the SEC are available, without charge, at www.sec.gov and at http://investors.hookerfurniture.com

For financial reporting purposes, we are organized into two operating segments – casegoods furniture and upholstered furniture. Results from our new H Contract and Homeware business initiatives, and the elimination of intercompany sales and profits related to these businesses, are aggregated with the results of our casegoods operating segment. References in this report to “we,” “us,” “our,” “Hooker,” “Hooker Furniture” or “the Company” refer to Hooker Furniture Corporation and our consolidated subsidiaries, unless specifically referring to segment information.

References in this report to:

▪	the 2015 fiscal year and comparable terminology mean the fiscal year that began February 3, 2014 and will end February 1, 2015; and

▪	the 2014 fiscal year and comparable terminology mean the fiscal year that began February 4, 2013 and ended February 2, 2014.

Dollar amounts presented in the tables below are in thousands except for per share data.

Nature of Operations

Hooker Furniture Corporation is a home furnishings marketing, design and logistics company offering worldwide sourcing of residential casegoods and upholstery, as well as domestically-produced custom leather and fabric-upholstered furniture. We were incorporated in Virginia in 1924 and are ranked among the nation’s top 10 largest publicly traded furniture sources, based on 2013 shipments to U.S. retailers, according to a 2014 survey published by Furniture Today, a leading trade publication. We are a key resource for residential wood and metal furniture (commonly referred to as “casegoods”) and upholstered furniture.  Our major casegoods product categories include accents, home office, dining, bedroom and home entertainment furniture under the Hooker Furniture brand.  Our residential upholstered seating companies include Bradington-Young, a specialist in upscale motion and stationary leather furniture and Sam Moore Furniture, a specialist in upscale occasional chairs, settees, sofas and sectional seating with an emphasis on cover-to-frame customization.  An extensive selection of designs and formats along with finish and cover options in each of these product categories makes us a comprehensive resource for home furnishings retailers primarily targeting the upper-medium price range.  For our core product line, our principal customers are retailers of residential home furnishings that are broadly dispersed throughout the United States. Our customers also include home furniture retailers in Canada and in more than 10 other countries internationally. Other customers include independent furniture stores, specialty retailers, department stores, catalog and internet merchants, interior designers and national and regional chains.

To expand and grow beyond our core business, we launched two start-up brands during the 2014 fiscal year focused on serving the needs of emerging consumer groups on the opposite ends of the age and life stage spectrum. One, H Contract, focuses on the burgeoning senior living market for retirees. The other, Homeware, primarily focuses on younger and more mobile consumers in the early stages of their careers.

H Contract supplies upholstered seating and casegoods to upscale senior living facilities throughout the country, working with designers specializing in the contract industry to provide functional furniture that meets the style and comfort expectations of today’s retirees.

To address the needs of younger furniture shoppers, as well as those living in urban or smaller spaces, we launched Homeware . Homeware is an online-only brand that is sold through leading international e-commerce retailers as well as our own e-commerce website, homeware.com. In addition to unique chairs and ottomans designed to be assembled in minutes by the consumer with no tools or hardware required, Homeware also offers home accessories and living room tables. Homeware plans to expand into multi-seat upholstery, in  late fiscal 2015  and into casual dining and entertainment centers in the first-half of fiscal 2016.

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

Results for our domestic upholstery operations, which have significantly higher overhead and fixed costs than our import operations, have been particularly affected by the decline in demand for home furnishings and experienced operating losses or low operating profitability beginning with our fiscal 2009 second quarter through the second quarter of fiscal 2013.  We initiated extensive cost reduction efforts over that time, which mitigated the effect of the weakness in demand. Our upholstery segment operations have been profitable for the last two fiscal years, as well as for the first-half of fiscal 2015.

The following are the primary factors that affected our consolidated results of operations for the three-month period ended August 3, 2014 compared to the three-month period ended August 4, 2013:

▪	Net sales were essentially flat, decreasing 0.8% or $418,000, primarily due to lower unit volume in both segments, partially offset by higher average selling prices in our upholstery segment;
▪
Gross profit increased by $400,000, or 3.0%, primarily due to lower casegoods segment cost of goods sold as a percentage of net sales, primarily  due to changes in product mix and decreased casegoods segment discounting, partially offset by increased returns and allowances;

▪	Selling and administrative expenses decreased both in absolute terms and as a percentage of net sales; and
▪	Consolidated operating profitability increased by $774,000 or 29.4%, primarily due to a casegoods segment operating profitability increase of $882,000 or 48.8%.

The following are the primary factors that affected our consolidated results of operations for the six-month period ended August 3, 2014 compared to the six-month period ended August 4, 2013:

▪	Net sales increased 4.2% or $4.7 million, due to increased unit volume in our casegoods segment and higher average selling prices in our upholstery segment;
▪
Gross profit increased by $2.1 million or 7.7%, primarily due to lower casegoods segment cost of goods sold as a percentage of net sales. Decreased casegoods segment discounting was offset by increased returns and allowances;

▪	Selling and administrative expenses decreased as a percentage of net sales to 18.6% from 19.1%, but increased in absolute terms by $311,000; and
▪	Consolidated operating profitability increased by $1.8 million or 30.4%, primarily due to a casegoods segment operating profitability increase of $2.0 million or 46.4%.

Results of Operations

The following table sets forth the percentage relationship to net sales of certain items included in the condensed consolidated statements of income included in this report.

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 3,	August 4,	August 3,	August 4,
	2014	2013	2014	2013
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	75.1	76.0	74.8	75.7
Gross profit	24.9	24.0	25.2	24.3
Selling and administrative expenses	18.7	19.2	18.6	19.1
Operating income	6.2	4.8	6.6	5.3
Other income, net	0.1	-	0.1	-
Income before income taxes	6.3	4.7	6.7	5.2
Income tax expense	2.2	1.7	2.3	1.8
Net income	4.1	3.1	4.4	3.4

Fiscal 2015 Second Quarter Compared to Fiscal 2014 Second Quarter

	Net Sales
	Thirteen Weeks Ended
	August 3, 2014		August 4, 2013		$ Change	% Change
		% Net Sales		% Net Sales
Casegoods	$33,996	61.9%	$34,839	63.0%	$(843)	-2.4%
Upholstery	20,887	38.1%	20,462	37.0%	425	2.1%
Consolidated	$54,883	100.0%	$55,301	100.0%	$(418)	-0.8%

Unit Volume	FY15 Q2 % Increase vs. FY14 Q2	Average Selling Price	FY15 Q2 % Increase vs. FY14 Q2

Casegoods	-2.8%	Casegoods	0.0%
Upholstery	-4.8%	Upholstery	7.6%
Consolidated	-3.5%	Consolidated	2.7%

The decrease in consolidated net sales for the fiscal 2015 second quarter was primarily due to decreased unit volume in both operating segments, partially offset by higher upholstery segment average selling prices. Unit volume decreases in our casegoods segment were primarily due to general weakness at retail, which we believe belies the beginning of a recovery in casegoods sales industry-wide. Upholstery net sales increased due to net sales gains at Sam Moore, which were due primarily to higher average selling prices and, to a lesser extent, increased unit volume.  Both of our new business initiatives, H Contract and Homeware, contributed net sales in the fiscal 2015 quarter compared to the prior-year period, when they were in the pre-revenue phase of their startups.

	Gross Income and Margin
	Thirteen Weeks Ended
	August 3, 2014		August 4, 2013		$ Change	% Change
		% Net Sales		% Net Sales
Casegoods	$9,657	28.4%	$9,148	26.3%	$509	5.6%
Upholstery	4,000	19.2%	4,109	20.1%	(109)	-2.7%
Consolidated	$13,657	24.9%	$13,257	24.0%	$400	3.0%

Consolidated gross profit increased in the fiscal 2015 second quarter, primarily due to:
▪	Lower casegoods segment cost of sales as a percentage of net sales primarily due to changes in product mix.
▪	Lower casegoods segment discounting, as a percentage of net sales and in absolute terms, as a result of successful efforts to reduce slow-moving inventory earlier in fiscal 2015.

These improvements were partially offset by decreased upholstery segment gross profit, due primarily to lower sales of imported upholstery, partially offset by improved gross profit at Sam Moore due to increased net sales.

	Selling and Administrative Expenses
	Thirteen Weeks Ended
	August 3, 2014		August 4, 2013		$ Change	% Change
		% Net Sales		% Net Sales
Casegoods	$6,969	20.6%	$7,342	21.1%	$(373)	-5.1%
Upholstery	3,274	15.6%	3,275	16.0%	(1)	0.0%
Consolidated	$10,243	18.7%	$10,617	19.2%	$(374)	-3.5%

Consolidated selling and administrative expenses decreased both as a percentage of net sales and in absolute terms.
Casegoods selling and administrative expenses decreased both as a percentage of net sales and in absolute terms, primarily due to decreased:

▪	professional services expenses due to lower compliance costs;
▪	selling expenses due to lower net sales; and
▪	benefits expense due to increases in the cash surrender value of Company-owned life insurance.

These improvements were partially offset by an approximate $57,000 increase in operating expenses for the H Contract and Homeware divisions. Upholstery selling and administrative expenses were essentially flat as compared to the prior year period.

	Operating Profit and Margin
	Thirteen Weeks Ended
	August 3, 2014		August 4, 2013		$ Change	% Change
		% Net Sales		% Net Sales
Casegoods	$2,688	7.9%	$1,806	5.2%	$882	48.8%
Upholstery	726	3.5%	834	4.1%	(108)	-12.9%
Consolidated	$3,414	6.2%	$2,640	4.8%	$774	29.4%

Operating profitability increased for the fiscal 2015 second quarter, both as a percentage of net sales and in absolute terms, due to the factors discussed above.

	Income Taxes
	Thirteen Weeks Ended
	August 3, 2014		August 4, 2013		$ Change	% Change
		% Net Sales		% Net Sales
Consolidated income tax expense	$1,194	2.2%	$930	1.7%	$264	28.4%

Effective Tax Rate	34.4%		35.5%

We recorded income tax expense of $1.2 million for the fiscal 2015 second quarter compared to $930,000 for the comparable prior year period.  The effective tax rates for the fiscal 2015 and 2014 second quarters were 34.4% and 35.5%, respectively. In the fiscal 2014 second quarter we reduced the carrying value of our deferred tax assets to reflect the rate at which they were expected to be utilized. This discrete adjustment increased income tax expense in the fiscal year 2014 quarter by approximately 4%.  Our effective tax rate was lower in the fiscal 2015 second quarter primarily due the absence of a similar adjustment in the fiscal 2015 second quarter, partially offset by the impact of smaller anticipated rate benefits from earnings on company-owned life insurance policies and distributions from our former captive insurance arrangement as a percentage of quarterly income, due to the increased income in the quarter.

	Net Income
	Thirteen Weeks Ended
	August 3, 2014		August 4, 2013		$ Change	% Change
		% Net Sales		% Net Sales
Consolidated	$2,272	4.1%	$1,688	3.1%	$586	34.8%

Earnings per share	$0.21		$0.16

Fiscal 2015 First Half Compared to Fiscal 2014 First Half

	Net Sales
	Twenty-Six Weeks Ended
	August 3, 2014		August 4, 2013		$ Change	% Change
		% Net Sales		% Net Sales
Casegoods	$73,014	62.8%	$70,281	63.0%	$2,733	3.9%
Upholstery	43,265	37.2%	41,315	37.0%	$1,950	4.7%
Consolidated	$116,279	100.0%	$111,596	100.0%	$4,683	4.2%

Unit Volume	FY15 YTD % Increase vs. FY14 YTD	Average Selling Price	FY15 YTD % Increase vs. FY14 YTD

Casegoods	5.3%	Casegoods	-1.6%
Upholstery	-0.6%	Upholstery	5.7%
Consolidated	3.5%	Consolidated	0.7%

The increase in consolidated net sales for the fiscal 2015 first half was principally due to increased unit volume in our casegoods segment during the first quarter and, to a lesser extent, higher average selling prices in our upholstery segment. Unit volume increases in our casegoods segment during the first quarter were led by increases in container-direct shipments to retailers, which we continue to believe to be indicative of a recovery in casegoods sales industry-wide. The higher average selling prices in the upholstery segment were primarily the result of a shift in the mix of products sold toward some of our higher priced items.

	Gross Profit
	Twenty-Six Weeks Ended
	August 3, 2014		August 4, 2013		$ Change	% Change
		% Net Sales		% Net Sales
Casegoods	$21,034	28.8%	$19,146	27.2%	$1,888	9.9%
Upholstery	8,233	19.0%	8,027	19.4%	206	2.6%
Consolidated	$29,267	25.2%	$27,173	24.3%	$2,094	7.7%

Consolidated gross profit increased in the fiscal 2015 first half primarily due to higher net sales in both segments and lower casegoods cost of goods sold as a percentage of net sales. Decreased casegoods segment discounting was offset by increased returns and allowances.

	Selling and Administrative Expenses
	Twenty-Six Weeks Ended
	August 3, 2014		August 4, 2013		$ Change	% Change
		% Net Sales		% Net Sales
Casegoods	$14,635	20.1%	$14,774	21.0%	$(139)	-0.9%
Upholstery	6,975	16.1%	6,525	15.8%	450	6.9%
Consolidated	$21,610	18.6%	$21,299	19.1%	$311	1.5%

Consolidated selling and administrative expenses increased in absolute terms but decreased as a percentage of net sales in the fiscal 2015 first half.

Casegoods selling and administrative expenses decreased as a percentage of net sales and in absolute terms primarily due to decreased professional services and selling expenses, partially offset by increased commissions expense due to higher sales and increased operating expenses for our H Contract and Homeware initiatives.

Upholstery selling and administrative expenses increased both as a percentage of net sales and in absolute terms primarily due to increased:

▪	employee benefit costs;
▪	bad debts expense due to higher net sales and related increases in accounts receivable balances; and
▪	ERP-related project costs;

	Operating Income
	Twenty-Six Weeks Ended
	August 3, 2014		August 4, 2013		$ Change	% Change
		% Net Sales		% Net Sales
Casegoods	$6,399	8.8%	$4,372	6.2%	$2,027	46.4%
Upholstery	1,258	2.9%	1,502	3.6%	(244)	-16.2%
Consolidated	$7,657	6.6%	$5,874	5.3%	$1,783	30.4%

Operating profitability increased for the fiscal 2015 first half, both as a percentage of net sales and in absolute terms due to the factors discussed above.

	Income Taxes
	Twenty-Six Weeks Ended
	August 3, 2014		August 4, 2013		$ Change	% Change
		% Net Sales		% Net Sales
Consolidated income tax expense	$2,679	2.3%	$2,006	1.8%	$673	33.5%

Effective Tax Rate	34.5%		34.5%

We recorded income tax expense of $2.7 million for the fiscal 2015 first-half compared to $2.0 million for the comparable prior year period.  The effective tax rate for the fiscal 2015 and 2014 six-month periods was 34.5%. The impact of the change in deferred rates, recorded in fiscal year 2014 was offset by the impact of smaller anticipated rate benefits from earnings on company-owned life insurance policies and distributions from our former captive insurance arrangement in fiscal year 2015.

	Net Income and Earnings Per Share
	Twenty-Six Weeks Ended
	August 3, 2014		August 4, 2013		$ Change	% Change
		% Net Sales		% Net Sales
Consolidated	$5,076	4.4%	$3,814	3.4%	$1,262	33.1%

Earnings per share	$0.47		$0.35

Review and Outlook

Orders for the fiscal 2015 first half increased over the prior-year period, but were not as strong as we would have expected them to be during the post Spring furniture-market period. The retail demand environment was particularly weak for casegoods during the fiscal 2015 second quarter. As we head into the Fall selling season, we expect to see an increase in retail furniture sales and are prepared to capitalize on any improvements in external conditions with our good inventory position on best sellers, strong product line, expected progress in our upholstery segment and with improvements in our new business initiatives.

Spring and Fall Furniture Markets

We are encouraged by results from the Spring International Home Furnishings Market (the “Market”) held in April 2014. We are pleased that our initial efforts at  expanding the “good” and “better” parts of our merchandising reach  were successful, as products offered in these two categories, as well as products in the “best” category, were very well received. Initial presentations of products slated to be released at the Fall Market are encouraging.

Casegoods

Upholstery sales have outperformed casegoods industry-wide over the last few years. However, we are seeing indications of what we believe to be a recovery in casegoods’ sales and higher retailer confidence in the ability to sell large-ticket bedroom, dining and occasional furniture, despite the general weakness observed at retail during our fiscal 2015 second quarter. Significant increases in our container-direct shipments to retailers from our Asian warehouse program in the fiscal 2015 first quarter helped drive our fiscal year-to-date sales performance. We have strengthened our container-direct offering with a good service position on a broader selection of best sellers, and we believe that retailers are becoming more comfortable committing to the larger container purchases. Container direct shipments were brisk in August, as we began shipping the first wave of our well-placed April product introductions. We expect increased new product shipment momentum in the coming weeks as our domestic distribution centers begin shipping these new products to our broader customer base.

We introduced a new Vietnam-based warehouse container direct program to retailers at the Spring Market, which we expect will strengthen container direct sales even further. Initial demand for this program has been strong. While our China-based warehouse program focuses on the “best” price points in our good-better-best assortment, the Vietnam-based warehouse program focuses on the “good” and “better” price points. We continue to take orders for this new program, and began flowing product into the warehouse in early July. We expect to be fully operational in late September, in advance of what is historically the strongest selling season each year for furniture at retail. We believe this program will strengthen our value proposition at the retail level in the good and better price ranges. We expect the savings to retailers from this container program, compared to the same products sold out of our Martinsville warehouse, will be in the high single digits to low double-digits percentage range.

Additionally, we are seeing benefits from a sales management reorganization we implemented during the middle of the 2013 calendar year, in which we shifted from a sales management group organized around brand and product specialization to a regional management focus. The regional management strategy has helped our sales efforts to be more effective across both operating segments.

Another factor in the casegoods sales increase in the fiscal 2015 first-half was a national promotion of our Corsica Collection we conducted in March-April 2014. Sales of our Corsica Collection increased as a result of this effort, which achieved over 15 million consumer impressions for the collection and a drive-to-retail message across a wide spectrum of top digital and social media venues, including our own websites. We believe that our new state-of-the art, consumer-centric website, which debuted in August, and additional national marketing campaigns planned for the Fall selling season will positively contribute to casegoods performance in the second-half of fiscal 2015.

Upholstery Segment

Overall upholstery sales were up 4.7% for the fiscal 2015 first half on the strength of another double digit sales increase at Sam Moore, which offset a decline at Hooker Upholstery and relatively modest sales growth at Bradington-Young (BY).

After considerable effort, Sam Moore, has reduced order backlogs by over 33% from the end of fiscal year 2014 as increased capacity and greater labor efficiency helped improve service to our customers. Currently,  order backlogs are at our goal of five weeks or less. We believe that retail sales associates are recommending and selling Sam Moore products with greater confidence and without the hesitation they once had that deliveries of Sam Moore items would be delayed. Gaining the confidence of retail sales professionals is critical, since they are such a key, front-line advocate for our brand.  Additionally, we are pleased to report that Sam Moore had an operating profit for the second quarter, primarily due to increased net sales and more favorable medical plan experience. Our expectation is that we will have steady improvements sequentially over the next several quarters. However, this depends on a consistent rate of incoming orders at current or increased levels, among other factors. While Sam Moore was not profitable on an operating basis for our fiscal 2015 first-half, we expect it to be so for the 2015 fiscal year.

BY’s fiscal 2015 second quarter performance was encouraging despite a net sales decrease. A highlight of the BY summer selling season was the introduction of a new reclining chair program which targets more moderate price points. In addition, we introduced “B-Y X” or “Bradington-Young Express,” an in-stock quick-ship program on some of our best-selling reclining chairs. After introducing this program, we experienced an approximate 200% rate of sale increase on these recliners, which positively impacted our second quarter order rate, particularly in July and then continuing into the fiscal 2015 third quarter. At the Fall premarket scheduled for mid-September 2014, we plan to introduce a stationary leather sofa program to strengthen our opening price points. The program will offer several sofas with superior construction and cover selection to choose from at what we believe to be a key wholesale price point.

As we continue to deal with steady increases in leather raw material costs and rising prices from leather suppliers, we’re finding it important to fine-tune our value equation in both the Bradington-Young domestically-produced line and the Hooker Upholstery imported leather line. Because of these price increases, the price gap between our domestic and imported leather lines is narrowing; therefore, we are strengthening our opening price points in both lines to offer a better value proposition for both. We are also seeking to be more creative and innovative in our design and color direction. Overall, we are doing whatever we can to mitigate rising leather costs without sacrificing gross margins. Upholstery management continues to work with BY to improve the perceived value of its imported leather products.  The increase in leather costs has had some positive impact in reducing competition in the leather market. As leather has been positioned more firmly as a luxury product, the promotional players are moving away from leather to less expensive alternative covers. However, more expensive leather furniture also makes fabric and leather alternative covers more attractive to consumers.

Future upholstery profitability increases will continue to require us to increase sales while maintaining Bradington-Young gross margins at, or close to, current levels and improve manufacturing processes and work flow at the Sam Moore facility.

H Contract and Homeware

Our H Contract product line was close to operating profitability for the first six-months of fiscal 2015, but remained a small part of our net sales overall. We are pleased that H Contract order activity is increasing, as is the size of bid opportunities as the H Contract brand becomes better established in the industry. We expect H Contract to continue to broaden its customer base and product line, increase sales and to contribute to consolidated operating profitability in fiscal 2015.

Our Homeware product line is performing close to expectations.  We continue to be enthusiastic about the brand and the future of online furniture retailing. While we have experienced and expect to continue to experience the challenges associated with new initiatives, such as developing the right sourcing relationships and building the correct levels of inventory, we have seen steady improvement in month-over-month website traffic and other key performance indicators. During the fiscal 2015 first quarter, we introduced occasional tables as well as home décor products such as rugs, lighting and mirrors. In late fiscal 2015, we plan to introduce major upholstery items including sofas, loveseats and sectionals. Casual dining and entertainment will follow in the first half of fiscal 2016. We believe that expanding the product line will be an important catalyst for growth. We also believe the Homeware initiative is critical to address the migration of retail business to online outlets, but expect it will take longer than H Contract to reach critical mass and profitability. However, we view this investment as a vital step toward the future of consumer-centric home furnishings retailing.

Collectively, these new ventures increased net sales by $2.1 million in the fiscal 2015 first-half and operating losses from these ventures totaled $677,000. We expect these new ventures will negatively affect net income by between $0.04 and $0.06 per share for the 2015 fiscal year. Results from these new business initiatives are aggregated with the results from our casegoods operating segment.

Sale of Cloverleaf Warehouse Facility

During the fiscal 2015 first quarter, we completed the sale of our Cloverleaf warehouse facility. Part of the purchase price was paid in the form of a mortgage note receivable with an original amount of $1.6 million.  As required by GAAP (Accounting Standards Codification 360-20-55), we utilized the installment method for gain recognition and recognized approximately $34,000 on the sale in our fiscal 2015 first quarter condensed consolidated income statements. The gain was netted against our warehouse and distribution expenses, which are included in the “cost of goods sold” line of our condensed consolidated income statements. Under the installment method, we will apportion principal payments made by the buyer on the mortgage note between the cost recovered and profit. The apportionment is in the same ratio as total cost and profit bear to the sales value. Consequently, the remaining balance of the gain of $302,000 on the sale was deferred and will be recognized as we receive principal payments on the mortgage note.  The mortgage note specifies an interest-only payment period. Consequently, no additional gain beyond the initial $34,000 was recognized in the fiscal 2015 first-half. The deferred gain is recorded in the “other long-term liabilities” line of our condensed consolidated balance sheets.

Fiscal 2015

As we progress through fiscal 2015, we will continue to focus on:

▪	improving sales in our existing distribution channels, through efforts like our P3 program;
▪	pursuing additional distribution channels, including for our new H Contract and Homeware initiatives;
▪	controlling costs;
▪	expanding our merchandising reach in the “good” and “better” parts of our “good-better-best” casegoods product offerings;
▪	adjusting product pricing on our main-line products in order to mitigate inflation and improve margins;
▪	achieving proper inventory levels, while optimizing product availability on best-selling items;
▪	sourcing product from cost-competitive locations and from quality-conscious sourcing partners, and strengthening our relationships with key vendors;
▪	improving the product assortment and value proposition of the Hooker Upholstery imported products line;
▪	improving profitability and production capacity at Sam Moore;
▪	offering an array of new products and designs, which we believe will help generate additional sales; and
▪	upgrading and refining our information systems capabilities to support our businesses.

Possible U.S. West Coast Port Strike

The International Longshoremen and Warehouse Union’s contract with the Pacific Maritime Association expired on June 30, 2014. However, to date, there has been no work stoppage. Negotiations are continuing between the two parties and a tentative agreement on health benefits, believed to be a key element of the negotiations, was reached in late August. The recent movement of importers’ cargo through other ports to avoid a potential shutdown has worsened port congestion at East Coast and Canadian ports of entry. While we do not bring a large volume of cargo through Los Angeles or Long Beach ports, we have been warned by freight forwarders with whom we do business that, in the event of a strike that disrupts operations on the West Coast, port congestion surcharges will be applied not only at the ports where union workers are striking, but at other ports where cargo may be diverted to avoid any threatened work stoppages. Consequently, the ports through which we transport our imported product could be affected. The proposed surcharges would likely be very expensive, - over $1,000 per shipping container, which would result in a 25-30% increase in our shipping costs for the duration of any disruption, which in turn could adversely affect our earnings, financial condition and liquidity.

Potential Duties on Accent Chests

On May 27, 2014, the U.S. Department of Commerce (DoC) determined that certain accent chests manufactured in China for one of our competitors constitute “wooden bedroom furniture” that is subject to anti-dumping duties under the Continued Dumping Subsidy Offset Act of 2000. In early June 2014, the DoC directed U.S. Customs and Border Protection (CBP) to begin collecting the anti-dumping duty on these items. While the DoC ruling applies only to the specific accent chests mentioned in the ruling, it is uncertain whether CBP also will begin to collect anti-dumping duties with respect to other similar accent chests imported from China. We currently import, and have imported in the past, accent chests from China that may be similar to those that are subject to the DoC ruling, including accent chests sourced from the same Chinese company that manufactures the accent chests addressed by the DoC ruling.

We are currently not able to determine whether any of the accent chests we source from China, now or in the past, would be subject to the anti-dumping duties. Nor are we able to estimate the potential amount of any such duties.  We do not believe the duties, if any, would be assessed retroactively; however, CBP audits can go back five years and any assessment could be subject to interest and penalties. During the fiscal 2015 second quarter, the DoC agreed to reconsider some of its earlier findings related to accent chests. However, if the bedroom furniture anti-dumping duties, or related penalties, were to be assessed on accent chests that we import, or have imported in the past, from China, our results of operations, financial condition, liquidity and prospects could be adversely affected.

Our business is subject to a number of significant risks and uncertainties, including our reliance on offshore sourcing, any of which can affect adversely our business, results of operations, financial condition or future prospects. For a discussion of risks and uncertainties that we face, see Item 1A, “Risk Factors” in our 2014 Annual Report and “Forward Looking Statements” beginning on page 25 of this report.

Financial Condition, Liquidity and Capital Resources

Working Capital

The following chart shows changes in our current assets, current liabilities, net working capital (current assets less current liabilities) and working capital ratio (current assets compared to current liabilities) as of the end of the second quarter of fiscal 2015 compared to the fiscal 2014 year end:

	Balance Sheet and Working Capital
	August 3, 2014	February 2, 2014	$ Change

Total Assets	$160,411	$155,481	$4,930

Cash and Cash Equivalents	$36,943	$23,882	$13,061
Trade Receivables, net	25,224	29,393	(4,169)
Inventories	44,595	49,016	(4,421)
Prepaid Expenses & Other	3,535	4,759	(1,224)

Total Current Assets	$110,297	$107,050	$3,247

Trade Accounts Payable	$8,709	$7,077	$2,231
Accrued Salaries, Wages and Benefits	3,295	3,478	(183)
Other Accrued Expenses	2,172	2,352	(779)

Total Current Liabilities	$14,176	$12,907	$1,269

Net Working Capital	$96,121	$94,143	$1,978

Working Capital Ratio	7.8 to 1	8.3 to 1

As of August 3, 2014, total assets increased compared to February 2, 2014, primarily due to increased cash and cash equivalents (resulting from decreased inventories and accounts receivable) and increased trade accounts payable. Inventories decreased as a result of our   efforts to liquidate slow-moving inventory and to match inventory levels with projected demand. Accounts receivable decreased due to the excess of collections over net sales. Accounts payable increased primarily due to the timing of payments.

Cash Flows – Operating, Investing and Financing Activities

	Twenty-Six Weeks Ended
	August 3,	August 4,
	2014	2013
Net cash provided by operating activities	$17,796	$6,648
Net cash used in investing activities	(2,584)	(1,866)
Net cash used in financing activities	(2,151)	(2,150)
Net increase in cash and cash equivalents	$13,061	$2,632

During the six months ended August 3, 2014, cash generated from operations of $17.8 million helped to fund an increase in cash and cash equivalents of $13.1 million, cash dividends of $2.2 million, capital expenditures of $2.0 million to enhance our business systems and facilities and to pay premiums of $670,000 on Company-owned life insurance policies.

In comparison, during the six months ended August 4, 2013, cash generated from operations of $6.6 million and $516,000 in proceeds received from Company-owned life insurance policies helped to fund an increase in cash and cash equivalents of $2.6 million, cash dividends of $2.2 million, capital expenditures of $1.7 million to enhance our business systems and facilities and to pay premiums of $715,000 on Company-owned life insurance policies.

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

As of August 3, 2014, we had an aggregate $13.3 million available under our revolving credit facility to fund working capital needs. Standby letters of credit in the aggregate amount of $1.7 million, used to collateralize certain insurance arrangements and for imported product purchases, were outstanding under the revolving credit facility as of August 3, 2014.  There were no additional borrowings outstanding under the revolving credit facility on August 3, 2014.

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

We were in compliance with each of these financial covenants at August 3, 2014 and expect to remain in compliance with existing covenants for the foreseeable future. The loan agreement does not restrict our ability to pay cash dividends on, or repurchase our common shares, subject to complying with the financial covenants under the agreement.

Factoring Arrangement

We currently factor substantially all of our domestic upholstery accounts receivable, in most cases without recourse to us.  Historically, we have factored these receivables because factoring:

▪	allowed us to outsource the administrative burden of the credit and collections functions for our domestic upholstery operations;
▪	allowed us to transfer the collection risk associated with the majority of our domestic upholstery receivables to the factor; and
▪	provided us with an additional, potential source of short-term liquidity.

In order to realize operational efficiencies, cost savings, leverage best practices and present a single face to our customers, we plan  to end our factoring relationship as our new ERP system becomes fully operational for our domestic upholstery companies, which we expect to occur at Sam Moore in late fiscal 2015 and in the first-half of fiscal 2016 at Bradington-Young. We expect collections may slow somewhat as we transition these receivables in-house. However, given our current and projected liquidity, we do not expect the transition to have a material adverse effect on our future liquidity.

Capital Expenditures

We expect to spend between $1.0 million to $2.0 million in capital expenditures during the remainder of the 2015 fiscal year to maintain and enhance our operating systems and facilities. Of these estimated amounts, we expect to spend approximately $600,000 on the implementation of our ERP system in our upholstery segment during the remainder of fiscal 2015.

Enterprise Resource Planning

Our new Enterprise Resource Planning (ERP) system became operational for our casegoods segment and imported upholstery operations early in the third quarter of fiscal 2013. ERP conversion efforts began for our domestic upholstery units early in the fiscal 2014 first quarter, with full implementation scheduled to be completed during fiscal 2015 at Sam Moore and during fiscal 2016 at Bradington-Young. Once both segments are fully operational on the ERP platform, we expect to realize operational efficiencies and cost savings as well as present a single face to our customers and leverage best practices across the organization.

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

Share Repurchase Authorization

During the fiscal 2013 first quarter, our board of directors authorized the repurchase of up to $12.5 million of the Company’s common shares. The authorization does not obligate us to acquire a specific number of shares during any period and does not have an expiration date, but it may be modified, suspended or discontinued at any time at the discretion of our board of directors. In fiscal 2013, we used approximately $671,000 of the authorization to purchase 57,700 of our common shares (at an average price of $11.63 per share). We made no share purchases during fiscal 2014 or during the first half of fiscal 2015. Approximately $11.8 million remained available for future purchases under the authorization as of the end of the fiscal 2015 second quarter.

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

▪	disruptions affecting our Henry County, Virginia warehouses and corporate headquarters facilities;

▪	when or whether our new business initiatives, including, among others, H Contract and Homeware, become profitable;

▪	price competition in the furniture industry;

▪	changes in domestic and international monetary policies and fluctuations in foreign currency exchange rates affecting the price of our imported products and raw materials;

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

▪
changes in consumer preferences, including increased demand for lower-quality, lower-priced furniture due to, among other things, declines in consumer confidence, amounts of discretionary income available for furniture purchases and the availability of consumer credit;

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

For imported products, we generally negotiate firm pricing denominated in U.S. Dollars with our foreign suppliers, typically for periods of at least one year.  We accept the exposure to exchange rate movements beyond these negotiated periods. We do not use derivative financial instruments to manage this risk, but could choose to do so in the future.  Most of our imports are purchased from suppliers located in China.  The Chinese currency floats within a limited range in relation to the U.S. Dollar, resulting in exposure to foreign currency exchange rate fluctuations. Although our purchases are denominated in U.S. dollars, we are subject to exchange rate risk on an indirect basis in the pricing we receive from non-U.S. vendors.

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

Amounts outstanding under our revolving credit facility would bear interest at variable rates. In the past, we have entered into swap agreements to hedge against the potential impact of increases in interest rates on our floating-rate debt instruments. There was no outstanding balance under our revolving credit facility as of August 3, 2014, other than standby letters of credit in the amount of $1.7 million.  Therefore, a fluctuation in market interest rates of one percentage point (or 100 basis points) would not have a material impact on our results of operations or financial condition.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended August 3, 2014.  Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to the Company’s management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure and are effective to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the fiscal quarter ended August 3, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended August 3, 2014, formatted in Extensible Business Reporting Language (“XBRL”): (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of income, (iii) condensed consolidated statements of comprehensive income (iv) condensed consolidated statements of cash flows, and (v) the notes to the condensed consolidated financial statements

____________
*Filed herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOOKER FURNITURE CORPORATION

Date: September 12, 2014	By:	/s/ Paul A. Huckfeldt
Paul A. Huckfeldt
Senior Vice President – Finance and Accounting and Chief Financial Officer