Form 10-Q
period 2014-11-02
HOOKER FURNITURE CORP
filed 2014-12-12
CIK 1077688

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended November 2, 2014

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

Large accelerated Filer ☐	Accelerated filer ☒
Non-accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of December 5, 2014:

Common stock, no par value	10,773,675
(Class of common stock)	(Number of shares)

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

HOOKER FURNITURE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

As of	November 2,	February 2,
	2014	2014
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$33,328	$23,882
Trade accounts receivable, less allowance for doubtful accounts of $1,244 and $1,243 on each respective date	29,885	29,393
Inventories	47,432	49,016
Prepaid expenses and other current assets	3,034	2,413
Deferred taxes	1,472	1,664
Income tax recoverable	-	682
Total current assets	115,151	107,050
Property, plant and equipment, net	22,979	23,752
Cash surrender value of life insurance policies	20,053	18,891
Deferred taxes	4,063	4,051
Intangible assets	1,382	1,382
Other assets	2,077	355
Total non-current assets	50,554	48,431
Total assets	$165,705	$155,481

Liabilities and Shareholders’ Equity
Current liabilities
Trade accounts payable	$9,325	$7,077
Accrued salaries, wages and benefits	4,092	3,478
Accrued commissions	899	934
Customer deposits	724	659
Income tax accrual	1,167	-
Other accrued expenses	896	759
Total current liabilities	17,103	12,907
Deferred compensation	8,072	7,668
Income tax accrual	141	103
Other long-term liabilities	343	-
Total long-term liabilities	8,556	7,771
Total liabilities	25,659	20,678

Shareholders’ equity
Common stock, no par value, 20,000 shares authorized, and 10,774 and 10,753 shares issued and outstanding, respectively, on each date	17,795	17,585
Retained earnings	122,171	117,120
Accumulated other comprehensive income	80	98
Total shareholders’ equity	140,046	134,803
Total liabilities and shareholders’ equity	$165,705	$155,481

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

HOOKER FURNITURE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 2,	November 3,	November 2,	November 3,
	2014	2013	2014	2013

Net sales	$63,168	$59,125	$179,447	$170,721

Cost of sales	47,137	45,527	134,149	129,950

Gross profit	16,031	13,598	45,298	40,771

Selling and administrative expenses	11,148	10,443	32,758	31,742

Operating income	4,883	3,155	12,540	9,029

Other income (expense), net	85	9	183	(45)

Income before income taxes	4,968	3,164	12,723	8,984

Income tax expense	1,764	1,048	4,443	3,054

Net income	$3,204	$2,116	$8,280	$5,930

Earnings per share
Basic	$0.30	$0.20	$0.77	$0.55
Diluted	$0.30	$0.20	$0.77	$0.55

Weighted average shares outstanding:
Basic	10,742	10,724	10,733	10,721
Diluted	10,771	10,753	10,766	10,748

Cash dividends declared per share	$0.10	$0.10	$0.30	$0.30

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

HOOKER FURNITURE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 2,	November 3,	November 2,	November 3,
	2014	2013	2014	2013

Net Income	$3,204	$2,116	$8,280	$5,930
Other comprehensive income:
Amortization of actuarial gain	(13)	(27)	(38)	(81)
Income tax effect on amortization of actuarial gains	11	10	20	30
Adjustments to net periodic benefit cost	(2)	(17)	(18)	(51)

Comprehensive Income	$3,202	$2,099	$8,262	$5,879

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

HOOKER FURNITURE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	November 2,	November 3,
	2014	2013
Operating Activities:
Net income	$8,280	$5,930
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,927	1,818
Gain on disposal of assets	(37)	(6)
Deferred income tax expense (benefit)	274	(331)
Noncash restricted stock and performance awards	405	500
Provision for doubtful accounts	728	191
Changes in assets and liabilities:
Trade accounts receivable	(1,220)	1,536
Inventories	1,584	877
Income tax recoverable	682	-
Gain on life insurance policies	(586)	(480)
Prepaid expenses and other current assets	(612)	46
Trade accounts payable	2,248	880
Accrued salaries, wages, and benefits	614	(248)
Accrued income taxes	1,167	(519)
Accrued commissions	(35)	(229)
Customer deposits	65	-
Other accrued expenses	139	(317)
Deferred compensation	136	139
Other long-term liabilities	41	-
Net cash provided by operating activities	15,800	9,787

Investing Activities:
Purchases of property and equipment	(2,460)	(2,608)
Proceeds received on notes for sale of assets	24	30
Acquisition of Homeware.com URL	-	(125)
Proceeds from sale of property and equipment	69	31
Premiums paid on life insurance policies	(758)	(802)
Proceeds received on life insurance policies	-	516
Net cash used in investing activities	(3,125)	(2,958)

Financing Activities:
Cash dividends paid	(3,229)	(3,225)
Net cash used in financing activities	(3,229)	(3,225)

Net increase in cash and cash equivalents	9,446	3,604
Cash and cash equivalents - beginning of year	23,882	26,342
Cash and cash equivalents - end of quarter	$33,328	$29,946

Supplemental schedule of cash flow information:
Income taxes paid, net	$(2,311)	$(3,904)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

HOOKER FURNITURE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar and share amounts in tables, except per share amounts, in thousands unless otherwise indicated)
(Unaudited)
For the Thirty-Nine Weeks Ended November 2, 2014

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

The financial statements contained herein are being filed as part of a quarterly report on Form 10-Q and include:

▪
our results of operations for the thirteen-week period (also referred to as “three months,” “three-month period,” “quarter,” “third quarter” or “quarterly period”) that began August 4, 2014 and the thirty-nine week period (also referred to as “nine months,” “nine-month period”) that began February 3, 2014,  which both ended November 2, 2014, compared to the  thirteen-week period that began August 5, 2013 and the thirty-nine week period that began February 4, 2013, which both ended November 3, 2013; and

▪	our financial condition as of November 2, 2014 compared to February 2, 2014.

References in these notes to the condensed consolidated financial statements of the Company to:

▪	the 2015 fiscal year and comparable terminology mean the fiscal year that began February 3, 2014 and will end February 1, 2015; and

▪	the 2014 fiscal year and comparable terminology mean the fiscal year that began February 4, 2013 and ended February 2, 2014.

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

3.           Accounts Receivable

	November 2,	February 2,
	2014	2014

Trade accounts receivable	$22,999	$22,776
Receivable from factor	8,130	7,860
Allowance for doubtful accounts	(1,244)	(1,243)
Accounts receivable	$29,885	$29,393

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

A limited number of our accounts receivable for our domestically produced upholstery are factored with recourse to us. The amounts of these receivables at November 2, 2014 and February 2, 2014 were $257,000 and $324,000, respectively. If the factor is unable to collect the amounts due, invoices are returned to us for collection. We include an estimate of potentially uncollectible receivables in our calculation of our allowance for doubtful accounts.

4.           Inventories

	November 2,	February 2,
	2014	2014
Finished furniture	$57,873	$58,515
Furniture in process	768	804
Materials and supplies	8,375	8,068
Inventories at FIFO	67,016	67,387
Reduction to LIFO basis	(19,584)	(18,371)
Inventories	$47,432	$49,016

5.           Property, Plant and Equipment

	Depreciable Lives	November 2,	February 2,
	(In years)	2014	2014

Computer software and hardware	3 - 10	$22,769	$22,294
Buildings and land improvements	15 - 30	22,180	24,026
Machinery and equipment	10	4,788	4,495
Leasehold improvements	5	2,839	2,765
Furniture and fixtures	3 - 8	2,215	2,060
Other	5	668	689
Total depreciable property at cost		55,459	56,329
Less accumulated depreciation		36,690	36,447
Total depreciable property, net		18,769	19,882
Land		1,067	1,152
Construction-in-progress		3,143	2,718
Property, plant and equipment, net		$22,979	$23,752

At November 2, 2014, construction-in-progress consisted of approximately $2.5 million of expenditures related to our ongoing Enterprise Resource Planning (ERP) conversion efforts and approximately $690,000 related to various other projects to enhance our facilities and operations.

The $1.8 million decline in buildings and land improvements during the fiscal 2015 first nine months is primarily due to the completion of the sale of our Cloverleaf warehouse facility in April 2014. We recognized a gain of $34,000 on the sale in our fiscal 2015 year-to-date financial statements. See Item 2 of this report, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, for additional information regarding this transaction.

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

As of November 2, 2014 and February 2, 2014, Company-owned life insurance was measured at fair value on a recurring basis based on Level 2 inputs. The fair value of the Company-owned life insurance is determined by inputs that are readily available in public markets or can be derived from information available in publicly quoted markets. Additionally, the fair value of the Company-owned life insurance is marked to market each reporting period and any change in fair value is reflected in income for that period.

As of November 2, 2014, a mortgage note receivable was measured at fair value on a non-recurring basis using Level 3 inputs. The note receivable was delivered to us by the buyer as part of the purchase price for our Cloverleaf facility during the fiscal 2015 first quarter and was recorded at approximately $1.6 million, the original face value of the note. The carrying value of the note is assumed to approximate its fair value. We measure the probability that amounts due to us under this note will be collected primarily based on the buyer’s payment history. Specifically, we consider the buyer’s adherence to the contractual payment terms for both timeliness and payment amounts. Should it become probable that we would be unable to collect all amounts due according to the contractual terms of the note, we would measure the note for impairment and record a valuation allowance against the note, if needed, with the related expense charged to income for that period. The note is included in the “Other assets” line of our condensed consolidated balance sheets.

Our assets measured at fair value on a recurring and non-recurring basis at November 2, 2014 and February 2, 2014, were as follows:

	Fair value at November 2, 2014				Fair value at February 2, 2014
Description	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets measured at fair value
Company-owned life insurance	$-	$20,053	$-	$20,053	$-	$18,891	$-	$18,891
Mortgage note receivable	-	-	1,575	1,575	-	-	-	-

7.           Intangible Assets

		November 2,	February 2,
Non-amortizable Intangible Assets	Segment	2014	2014
Trademarks and trade names - Bradington-Young	Upholstery	$861	$861
Trademarks and trade names - Sam Moore	Upholstery	396	396
URL- Homeware.com	All other	125	125
Total trademarks and tradenames		$1,382	$1,382

8.           Long-Term Debt

As of November 2, 2014, we had an aggregate $13.1 million available under our $15.0 million unsecured revolving credit facility to fund working capital needs.  Standby letters of credit in the aggregate amount of $1.9 million, used to collateralize certain insurance arrangements and for imported product purchases, were outstanding under our revolving credit facility as of November 2, 2014.  There were no additional borrowings outstanding under the revolving credit facility on November 2, 2014.  Any principal outstanding under the revolving credit facility is due July 31, 2018.

9.           Employee Benefit Plans

We maintain a supplemental retirement income plan (“SRIP”) for certain former and current executives. The liability for the SRIP at November 2, 2014 and February 2, 2014 was $7.8 million and $7.7 million, respectively, and is shown in our condensed consolidated balance sheets as follows:

	November 2,	February 2,
	2014	2014
Accrued salaries, wages and benefits (current portion)	$354	$354
Deferred compensation (long-term portion)	7,427	7,308
Total liability	$7,781	$7,662

Total deferred compensation in the long-term liabilities section of our consolidated balance sheets is $8.1 million at November 2, 2014 and $7.7 million at February 2, 2014. These totals include the amounts shown in the deferred compensation line in the table above, as well as additional long-term compensation-related items unrelated to our SRIP.

Components of net periodic benefit cost for the SRIP are included in our condensed consolidated statements of income in selling and administrative expenses:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 2,	November 3,	November 2,	November 3,
	2014	2013	2014	2013
Net periodic benefit cost
Service cost	$25	$64	$76	$192
Interest cost	85	73	254	219
Actuarial gain	(13)	(26)	(38)	(79)
Net periodic benefit cost	$97	$111	$292	$332

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

	November 2,	February 2,
	2014	2014

Restricted shares	28	29
Restricted stock units	24	32
	52	61

All restricted shares and RSUs awarded that have not yet vested are considered when computing diluted earnings per share. The following table sets forth the computation of basic and diluted earnings per share:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 2,	November 3,	November 2,	November 3,
	2014	2013	2014	2013

Net income	$3,204	$2,116	$8,280	$5,930
Less: Unvested participating restricted stock dividends	3	3	8	9
Net earnings allocated to unvested participating restricted stock	8	6	22	16
Earnings available for common shareholders	3,193	2,107	8,250	5,905

Weighted average shares outstanding for basic earnings per share	10,742	10,724	10,733	10,721
Dilutive effect of unvested restricted stock and RSU awards	29	29	33	27
Weighted average shares outstanding for diluted earnings per share	10,771	10,753	10,766	10,748

Basic earnings per share	$0.30	$0.20	$0.77	$0.55

Diluted earnings per share	$0.30	$0.20	$0.77	$0.55

11.         Income Taxes

We recorded income tax expense of $1.8 million for the fiscal 2015 third quarter compared to $1.0 million for the comparable prior year period.  The effective tax rates for the fiscal 2015 and 2014 third quarters were 35.5% and 33.1%, respectively. The effective tax rate was higher in the fiscal 2015 third quarter due to the diminished effects of permanent tax rate benefits (that do not vary due with sales or taxable income) on higher taxable income in the current year quarter. These permanent benefits were company-owned life insurance, our captive insurance arrangement and inventory contributions.

We recorded income tax expense of $4.4 million for the fiscal 2015 first three quarters compared to $3.1 million for the comparable prior year period.  The effective tax rate for the fiscal 2015 and 2014 nine-month periods was 34.9% and 34.0%, respectively. The effective tax rate was higher in the fiscal 2015 third quarter due to the diminished effects of permanent tax rate benefits (that do not vary due with sales or taxable income) on higher taxable income in the current year quarter. These permanent benefits were company-owned life insurance, our captive insurance arrangement and inventory contributions.

The net unrecognized tax benefits as of November 2, 2014 and February 2, 2014, which, if recognized, would impact our effective tax rate are $419,000 and $303,000, respectively.  In fiscal 2014, an uncertain tax position was identified and accrued for which forthcoming remediation will effectively settle the uncertainty in the next 12 months. In fiscal 2014, we also established a reserve for an uncertain tax position related to the use of a portion of state loss carryforwards in our current tax returns. The balance of that reserve was $141,000 at November 2, 2014 and $103,000 at February 2, 2014.

The tax years ending 2012 through 2014 remain subject to examination by federal taxing authorities. State tax returns for the years ending 2011 through 2014 remain subject to examination.

12.         Segment Information

For financial reporting purposes, we are organized into three operating segments – casegoods furniture, upholstered furniture and all other. Prior to the fiscal 2015 third quarter just ended, we reported our results of operations in two operating segments- casegoods and upholstery. We aggregated the results of our two new business ventures – H Contract and Homeware- with our casegoods segment in accordance with the provisions of ASC 280 Segment Reporting. We did this primarily due to the similarity of the nature of the products, production processes, distribution methods, types of customers and regulatory environment. These similarities persist and although H Contract and Homeware are likely to remain immaterial to our consolidated results of operations for the near-to-medium term, we believe that information about these businesses would be beneficial to the readers of our financial statements; therefore, we have elected to separately disclose information about them in an “All other” segment. The following table presents segment information for the periods, and as of the dates, indicated:

	Thirteen Weeks Ended				Thirty-Nine Weeks Ended
	November 2, 2014		November 3, 2013		November 2, 2014		November 3, 2013

		% Cons. Net Sales		% Cons. Net Sales		% Cons. Net Sales		% Cons. Net Sales
Net Sales
Casegoods	$39,798	63.0%	$37,190	62.9%	$111,142	61.9%	$107,224	62.8%
Upholstery	22,046	34.9%	21,409	36.2%	65,311	36.4%	62,725	36.7%
All other	1,634	2.6%	545	0.9%	3,691	2.1%	791	0.5%
Intercompany eliminations	(310)	-0.5%	(19)	0.0%	(697)	-0.4%	(19)	0.0%
Consolidated	$63,168	100.0%	$59,125	100.0%	$179,447	100.0%	$170,721	100.0%

		% Segment Net Sales		% Segment Net Sales		% Segment Net Sales		% Segment Net Sales
Gross Profit & Margin
Casegoods	$11,227	28.2%	$9,431	25.4%	$31,683	28.5%	$28,458	26.5%
Upholstery	4,332	19.6%	3,978	18.6%	12,565	19.2%	12,005	19.1%
All other	484	29.7%	206	37.9%	1,067	28.9%	326	41.2%
Intercompany eliminations	(12)	3.8%	(17)	92.5%	(17)	2.4%	(18)	92.5%
Consolidated	$16,031	25.4%	$13,598	23.0%	$45,298	25.2%	$40,771	23.9%

		% Segment Net Sales		% Segment Net Sales		% Segment Net Sales		% Segment Net Sales
Operating Income & Margin
Casegoods	$4,226	10.6%	$2,997	8.1%	$11,307	10.2%	$8,252	7.7%
Upholstery	878	4.0%	543	2.5%	2,135	3.3%	2,045	3.3%
All other	(209)	-12.8%	(368)	-67.3%	(885)	-24.0%	(1,250)	-158.1%
Intercompany eliminations	(12)	3.8%	(17)	92.5%	(17)	2.4%	(18)	92.5%
Consolidated	$4,883	7.7%	$3,155	5.3%	$12,540	7.0%	$9,029	5.3%

Depreciation & Amortization
Casegoods	$416		$388		$1,171		$1,150
Upholstery	252		245		756		668
All other	-		-		-		-
Consolidated	$668		$633		$1,927		$1,818

Capital Expenditures
Casegoods	$421		$590		$1,804		$1,817
Upholstery	19		292		635		791
All other	21				21		-
Consolidated	$461		$882		$2,460		$2,608

	As of November 2, 2014		As of February 2, 2014
		% Total Assets		% Total Assets
Total Assets
Casegoods	$130,282	78.6%	$121,316	78.0%
Upholstery	33,850	20.4%	33,136	21.3%
All other	1,573	0.9%	1,029	0.7%
Consolidated	$165,705	100.0%	$155,481	100.0%

13.         Subsequent Events

Dividends

On December 1, 2014, our board of directors declared a quarterly cash dividend of $0.10 per share, payable on December 29, 2014 to shareholders of record at December 15, 2014.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This quarterly report on Form 10-Q includes our unaudited condensed consolidated financial statements for the thirteen-week period (also referred to as “three months,” “three-month period,” “quarter,” “third quarter” or “quarterly period”) that began August 4, 2014, and the thirty-nine week period (also referred to as “nine months,” or “nine-month period”) that began February 3, 2014, and which both ended November 2, 2014.  This report discusses our results of operations for these periods compared to the fiscal year 2014 thirteen-week period that began August 5, 2013 and the thirty-nine week period that began February 4, 2013, which both ended November 3, 2013 and our financial condition as of November 2, 2014 compared to February 2, 2014.

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

For financial reporting purposes, we are organized into three operating segments – casegoods furniture, upholstered furniture and all other. The all other segment includes our new H Contract and Homeware business initiatives. References in this report to “we,” “us,” “our,” “Hooker,” “Hooker Furniture” or “the Company” refer to Hooker Furniture Corporation and our consolidated subsidiaries, unless specifically referring to segment information.

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

To address the needs of younger furniture shoppers, as well as those living in urban or smaller spaces, we launched Homeware. Homeware is an online-only brand that is sold through leading international e-commerce retailers as well as our own e-commerce website, homeware.com. In addition to unique chairs and ottomans designed to be assembled in minutes by the consumer with no tools or hardware required, Homeware also offers home accessories and living room tables. Homeware plans to expand into multi-seat upholstery in late fiscal 2015 and into casual dining and entertainment centers in the first three quarters of fiscal 2016.

For financial reporting purposes, we are organized into three operating segments – casegoods furniture, upholstered furniture and all other. Prior to the fiscal 2015 third quarter just ended, we reported our results of operations in two operating segments- casegoods and upholstery. We aggregated the results of our two new business ventures – H Contract and Homeware- with our casegoods segment in accordance with the provisions of ASC 280 Segment Reporting. We did this primarily due to the similarity of the nature of the products, production processes, distribution methods, types of customers and regulatory environment. These similarities persist and although H Contract and Homeware are likely to remain immaterial to our consolidated results of operations for the near-to-medium term, we believe that information about these businesses would be beneficial to the readers of our financial statements; therefore, we have elected to separately disclose information about them in an “All other” segment. Our operating segments and their associated brands are as follows:

Hooker Furniture Corporation
Operating Segments

Casegoods	Upholstery	All other
Brands:	Brands:	Brands:
Hooker Furniture	Bradington-Young	H Contract
	Hooker Upholstery	Homeware
Sam Moore

Overview

Consumer home furnishings purchases are driven by an array of factors, including general economic conditions such as:

▪	consumer confidence;
▪	availability of consumer credit;
▪	energy and other commodity prices; and
▪	housing and mortgage markets;

as well as lifestyle-driven factors such as changes in:

▪	fashion trends;
▪	disposable income; and
▪	household formation and turnover.

Economic and economic-related factors, such as high unemployment and changing consumer priorities, have resulted in a somewhat depressed retail environment for discretionary purchases, including home furnishings and related products since 2008. The extended weakness in housing and housing-related industries has begun to show signs of sustained recovery, and mostly positive news on housing and consumer confidence is encouraging. However, we acknowledge that some economic headwinds persist.

Our lower overhead, variable-cost import operations have driven our profitability over the last few years and provide us with more flexibility to respond to changing demand by adjusting inventory purchases from suppliers. On the other hand, our import model requires a larger investment in inventory and longer production lead times. In addition, we must constantly evaluate our imported furniture suppliers and when quality concerns, inflationary pressures, or trade barriers, such as duties and tariffs diminish the value proposition offered by our current suppliers, transition sourcing to other suppliers, often located in different countries or regions.

Results for our domestic upholstery operations, which have significantly higher overhead and fixed costs than our import operations, have been particularly affected by the decline in demand for home furnishings and experienced operating losses or  reduced operating profitability beginning with our fiscal 2009 second quarter through the second quarter of fiscal 2013.  We initiated extensive cost reduction efforts over that time, which mitigated the effect of the weakness in demand. Our upholstery segment operations have been profitable for the last two fiscal years, as well as for the first three quarters of fiscal 2015, however domestic upholstery profitability continues to lag behind our imported products.

Overview of Fiscal 2015 Third Quarter and Nine-Month Results of Operations

Consolidated net sales increased by $4.0 million or 6.8% to $63.2 million in the fiscal 2015 third quarter and net income increased by $1.1 million or 51.4% to $3.2 million. The following are the primary factors that affected our consolidated results of operations for the three-month period ended November 2, 2014 compared to the three-month period ended November 3, 2013:

▪	Net sales increased primarily due to higher average selling prices in all segments;
▪	Gross profit increased by $2.4 million, or nearly 18%, primarily due to:
o	increased net sales in all segments;
o	decreased casegoods segment discounting; and
o	a sizeable increase in net sales for our H Contract business initiative, as that business begins to establish itself in the contract furniture industry.
▪	Selling and administrative expenses were essentially flat as a percentage of net sales, but increased in absolute terms by 6.8% or $705,000, due to a variety of factors discussed below.
▪
Consolidated operating profitability increased by $1.7 million or 54.7%, primarily due to a casegoods segment operating profitability increase of $1.2 million or 41% and upholstery segment operating profitability increase of $335,000 or 61.6%.

Consolidated net sales increased by $8.7 million or 5.1% to $179.4 million in the first nine months of fiscal 2015 and net income increased by $2.3 million or 39.6% to $8.3 million. The following are the primary factors that affected our consolidated results of operations for the nine-month period ended November 2, 2014 compared to the nine-month period ended November 3, 2013:

▪	Net sales increased primarily due to higher average selling prices in our casegoods and upholstery segments;
▪	Gross profit increased by $4.5 million or 11.1%, primarily due to:
o	decreased casegoods segment discounting, partially offset by increased returns and allowances;
o	a $560,000 gross profit increase in our upholstery segment due primarily to higher net sales; and
o	a substantial increase in net sales at our H Contract business initiative as that business completes its first year in operation and begins to establish itself in the contract furniture industry.
▪
Selling and administrative expenses were essentially flat as a percentage of net sales, but increased in absolute terms by $1.0 million primarily due to higher selling expenses associated with increased net sales, partially offset by a variety of factors which are discussed in greater detail below.

▪	Consolidated operating profitability increased by $3.5 million or 38.9%, primarily due to a casegoods segment operating profitability increase of $3.1 million or 37%.

Detailed Results of Operations

The following table sets forth the percentage relationship to net sales of certain items included in the condensed consolidated statements of income included in this report.

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 2,	November 3,	November 2,	November 3,
	2014	2013	2014	2013
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	74.6	77.0	74.8	76.1
Gross profit	25.4	23.0	25.2	23.9
Selling and administrative expenses	17.6	17.7	18.3	18.6
Operating income	7.7	5.3	7.0	5.3
Other income, net	0.2	-	0.1	-
Income before income taxes	7.9	5.4	7.1	5.3
Income tax expense	2.8	1.8	2.5	1.8
Net income	5.1	3.6	4.6	3.5

Fiscal 2015 Third Quarter Compared to Fiscal 2014 Third Quarter

	Net Sales
	Thirteen Weeks Ended
	November 2, 2014		November 3, 2013		$ Change	% Change
		% Net Sales		% Net Sales
Casegoods	$39,798	63.0%	$37,190	62.9%	$2,608	7.0%
Upholstery	22,046	34.9%	21,409	36.2%	637	3.0%
All other	1,634	2.6%	545	0.9%	1,089	199.8%
Intercompany eliminations	(310)	-0.5%	(19)	0.0%	(291)	-1537.8%
Consolidated	$63,168	100.0%	$59,125	100.0%	$4,043	6.8%

Unit Volume	FY15 Q3 % Change vs. FY14 Q3	Average Selling Price	FY15 Q3 % Change vs. FY14 Q3

Casegoods	-4.0%	Casegoods	12.2%
Upholstery	1.2%	Upholstery	2.0%
All other	164.3%	All other	15.9%
Consolidated	-0.8%	Consolidated	8.7%

The increase in consolidated net sales for the fiscal 2015 third quarter was primarily due to higher average selling prices in all operating segments, partially offset by lower casegoods  segment unit volume. Unit volume decreases in our casegoods segment were primarily due to reduced sales of the lower-priced Opus Designs and Envision products, as we exit those product lines, and increased sales of products in the ‘best’ segment of our ‘good-better-best’ product assortment. Upholstery net sales increased primarily due to net sales gains at Bradington-Young, which were due primarily to higher average selling prices. We believe that all other segment percentages shown are of limited use since the businesses in this segment are starting from a very low base, and are completing their first full fiscal year in operation.

	Gross Income and Margin
	Thirteen Weeks Ended
	November 2, 2014		November 3, 2013		$ Change	% Change
		% Segment Net Sales		% Segment Net Sales
Casegoods	$11,227	28.2%	$9,431	25.4%	$1,796	19.0%
Upholstery	4,332	19.6%	3,978	18.6%	354	8.9%
All other	484	29.7%	206	37.9%	278	134.7%
Intercompany eliminations	(12)	3.8%	(17)	92.5%	5	32.0%
Consolidated	$16,031	25.4%	$13,598	23.0%	$2,433	17.9%

Consolidated gross profit increased in the fiscal 2015 third quarter, primarily due to:

▪	Increased net sales in all segments;
▪	Lower casegoods segment discounting, as a percentage of net sales and in absolute terms, as a result of successful efforts to reduce slow-moving inventory earlier in fiscal 2015; and
▪	Lower upholstery segment cost of goods sold as a percentage of net sales due to improved material utilization and lower overhead costs at Sam Moore.

	Selling and Administrative Expenses
	Thirteen Weeks Ended
	November 2, 2014		November 3, 2013		$ Change	% Change
		% Segment Net Sales		% Segment Net Sales
Casegoods	$7,001	17.6%	$6,434	17.3%	$567	8.8%
Upholstery	3,454	15.7%	3,435	16.0%	19	0.6%
All other	693	42.4%	574	105.3%	119	20.8%
Consolidated	$11,148	17.6%	$10,443	17.7%	$705	6.8%

Consolidated selling and administrative expenses were essentially flat as a percentage of net sales, but increased in absolute terms, primarily due to increases in the casegoods and the all other operating segments.

Casegoods segment selling and administrative expenses increased both as a percentage of net sales and in absolute terms, primarily due to increased:

▪	bonus expense due to higher earnings;
▪	commissions due to higher net sales; and
▪	bad debts expense due to the write-off of a customer account during the period.

These and other smaller increases were partially offset by lower:

▪	benefits expense due to decreases in medical claims expense and increases in the cash surrender value of Company-owned life insurance; and
▪	professional service expenses due to lower compliance costs.

Upholstery segment selling and administrative expenses were essentially flat in absolute terms but decreased as a percentage of net sales primarily due to higher net sales.

All other segment selling and administrative expenses decreased as a percentage of net sales primarily due to higher net sales, but increased in absolute terms due primarily to increased:

▪	salaries, wages and benefits as we grow these new business initiatives; and
▪	commissions due to higher sales.

	Operating Profit and Margin
	Thirteen Weeks Ended
	November 2, 2014		November 3, 2013		$ Change	% Change
		% Segment Net Sales		% Segment Net Sales
Casegoods	$4,226	10.6%	$2,997	8.1%	$1,229	41.0%
Upholstery	878	4.0%	543	2.5%	335	61.6%
All other	(209)	-12.8%	(368)	-67.3%	159	43.2%
Intercompany eliminations	(12)	3.8%	(17)	92.5%	5	32.0%
Consolidated	$4,883	7.7%	$3,155	5.3%	$1,728	54.7%

Operating profitability increased for the fiscal 2015 third quarter, both as a percentage of net sales and in absolute terms, due to the factors discussed above.

	Income Taxes
	Thirteen Weeks Ended
	November 2, 2014		November 3, 2013		$ Change	% Change
		% Net Sales		% Net Sales
Consolidated income tax expense	$1,764	2.8%	$1,048	1.8%	$716	68.3%

Effective Tax Rate	35.5%		33.1%

We recorded income tax expense of $1.8 million for the fiscal 2015 third quarter compared to $1.0 million for the comparable prior year period.  The effective tax rates for the fiscal 2015 and 2014 third quarters were 35.5% and 33.1%, respectively. The effective tax rate was higher in the fiscal 2015 third quarter due to the diminished effects of permanent tax rate benefits (that do not vary with sales or taxable income) on higher taxable income in the current year quarter. These permanent benefits were company-owned life insurance, our captive insurance arrangement and inventory contributions.

	Net Income and Earnings Per Share
	Thirteen Weeks Ended
	November 2, 2014		November 3, 2013		$ Change	% Change
Net Income		% Net Sales		% Net Sales
Consolidated	$3,204	5.1%	$2,116	3.6%	$1,088	51.4%

Earnings per share	$0.30		$0.20

Fiscal 2015 First Nine Months Compared to Fiscal 2014 First Nine Months

	Net Sales
	Thirty-Nine Weeks Ended
	November 2, 2014		November 3, 2013		$ Change	% Change
		% Net Sales		% Net Sales
Casegoods	$111,142	61.9%	$107,224	62.8%	$3,918	3.7%
Upholstery	65,311	36.4%	62,725	36.7%	2,586	4.1%
All other	3,691	2.1%	791	0.5%	2,900	366.6%
Intercompany eliminations	(697)	-0.4%	(19)	0.0%	(678)	-3568.4%
Consolidated	$179,447	100.0%	$170,721	100.0%	$8,726	5.1%

Unit Volume	FY15 YTD % Change vs. FY14 YTD	Average Selling Price	FY15 YTD % Change vs. FY14 YTD

Casegoods	-6.0%	Casegoods	10.6%
Upholstery	0.0%	Upholstery	4.5%
Other	406.5%	Other	-6.5%
Consolidated	-2.1%	Consolidated	8.1%

The increase in consolidated net sales for the fiscal 2015 first nine months was principally due to higher average selling prices in casegoods and upholstery segments. The higher average selling prices in the casegoods and upholstery segment were primarily the result of a shift in the mix of products sold toward some of our higher priced items. We believe the all other segment percentages shown above are of limited use since the businesses in this segment are starting from a very low base as they complete their first full fiscal year in operation.

	Gross Profit
	Thirty-Nine Weeks Ended
	November 2, 2014		November 3, 2013		$ Change	% Change
		% Segment Net Sales		% Segment Net Sales
Casegoods	$31,683	28.5%	$28,458	26.5%	$3,225	11.3%
Upholstery	12,565	19.2%	12,005	19.1%	560	4.7%
All other	1,067	28.9%	326	41.2%	741	227.3%
Intercompany eliminations	(17)	2.4%	(18)	92.5%	1	3.9%
Consolidated	$45,298	25.2%	$40,771	23.9%	$4,527	11.1%

Consolidated gross profit increased by $4.5 million or 11.1%, primarily due to higher net sales in all segments and decreased casegoods segment discounting, partially offset by increased returns and allowances.

	Selling and Administrative Expenses
	Thirty-Nine Weeks Ended
	November 2, 2014		November 3, 2013		$ Change	% Change
		% Segment Net Sales		% Segment Net Sales
Casegoods	$20,376	18.3%	$20,206	18.8%	$170	0.8%
Upholstery	10,430	16.0%	9,960	15.9%	470	4.7%
All other	1,952	52.9%	1,576	199.4%	376	23.9%
Consolidated	$32,758	18.3%	$31,742	18.6%	$1,016	3.2%

Consolidated selling and administrative expenses increased in absolute terms but decreased as a percentage of net sales in the fiscal 2015 first nine-months.

Casegoods segment selling and administrative expenses decreased as a percentage of net sales due to higher net sales, but increased in absolute terms primarily due to increased:

▪	commission expense due to higher sales;
▪	bonus expense due to higher earnings; and
▪	bad debts expense due to the write-off of a customer account during the period.

These increases were partially offset by decreased:

▪	professional services due to lower compliance costs; and
▪	benefits expense due to decreases in medical claims expense and increases in the cash surrender value of Company-owned life insurance.

Upholstery segment selling and administrative expenses were essentially flat as a percentage of net sales, but increased in absolute terms primarily due to increased:

▪	employee benefit costs due to higher medical claims expense; and
▪	bad debts expense due to the write-off of a customer account during the period.

All other segment selling and administrative expenses increased primarily due to increased salaries, wages and benefits and marketing expenses as we grow these new business initiatives and due to higher commissions due to increased sales.

	Operating Income
	Thirty-Nine Weeks Ended
	November 2, 2014		November 3, 2013		$ Change	% Change
		% Segment Net Sales		% Segment Net Sales
Casegoods	$11,307	10.2%	$8,252	7.7%	$3,055	37.0%
Upholstery	2,135	3.3%	2,045	3.3%	90	4.4%
All other	(885)	-24.0%	(1,250)	-158.1%	365	29.1%
Intercompany eliminations	(17)	2.4%	(18)	92.5%	1	5.6%
Consolidated	$12,540	7.0%	$9,029	5.3%	$3,511	38.9%

Operating profitability increased for the fiscal 2015 first nine-months, both as a percentage of net sales and in absolute terms due to the factors discussed above.

	Income Taxes
	Thirty-Nine Weeks Ended
	November 2, 2014		November 3, 2013		$ Change	% Change
		% Net Sales		% Net Sales
Consolidated income tax expense	$4,443	2.5%	$3,054	1.8%	$1,389	45.5%

Effective Tax Rate	34.9%		34.0%

We recorded income tax expense of $4.4 million for the fiscal 2015 first three quarters compared to $3.1 million for the comparable prior year period.  The effective tax rate for the fiscal 2015 and 2014 nine-month periods was 34.9% and 34.0%, respectively. The effective tax rate was higher in the fiscal 2015 third quarter due to the diminished effects of permanent tax rate benefits (that do not vary with sales or taxable income) on higher taxable income in the current year quarter. These permanent benefits were company-owned life insurance, our captive insurance arrangement and inventory contributions.

	Net Income and Earnings Per Share
	Thirty-Nine Weeks Ended
	November 2, 2014		November 3, 2013		$ Change	% Change
Net Income		% Net Sales		% Net Sales
Consolidated	$8,280	4.6%	$5,930	3.5%	$2,350	39.6%

Earnings per share	$0.77		$0.55

Review and Outlook

Orders for the fiscal 2015 first nine-months increased over the prior-year period as retail demand improved, particularly for our casegoods segment. Order momentum increased during the fiscal 2015 third quarter, particularly for the casegoods segment. As we head into the late fall and early winter selling season, we expect to see an increase in retail furniture sales and are prepared to capitalize on any improvements in external conditions with our good inventory position on best sellers, strong product line, expected progress in our upholstery segment and  improvements in our new business initiatives.

We note that it is our policy and industry practice to allow order cancellation for casegoods up to the time of shipment; therefore, customer orders for casegoods are not firm.  However, domestically produced upholstered products are predominantly custom-built and shipped within four to five weeks after an order is received and consequently, cannot be cancelled once the leather or fabric has been cut.

Spring and Fall Furniture Markets

We have been encouraged by our experience at the Spring and Fall International Home Furnishing Markets held in April and October of this year.  In addition to good customer interest in our ‘best’ products, we believe we are making greater inroads into the ‘good’ and ‘better’ price points.  Well-received product from the April market is now shipping and demand from our Vietnam consolidating warehouse exceeded initial expectations.  At the Fall market, we introduced seventy-five new pieces in a five-year anniversary introduction for a very successful existing casegoods collection. Two other casegoods collections in our growing “better” price point range were also well-received, as well as a more contemporary collection targeted at younger, urban lifestyles. In our upholstery segment, we had very good responses to Bradington-Young’s new motion upholstery program and a moderately-priced sofa and recliner program. Sam Moore had a strong “rebound” market following a lackluster market this past April which was due to long lead times, resulting in a reduction of written business at the April market. In addition to the positive reception to our product introductions at market, we found retailers to be more optimistic than in recent memory.

Casegoods Segment

The casegoods segment achieved one of its internal targets in the fiscal 2015 third quarter by generating an operating profit margin in excess of 10%. The 10.6% operating profit margin compares to an 8.1% operating margin a year ago. We were pleased to hit this intermediate target, and expect we can improve further as we move forward.

Upholstery sales have outperformed casegoods industry-wide over the last few years. However, year-to-date performance suggests a growing recovery in casegoods’ sales and higher retailer confidence in the ability to sell large-ticket bedroom, dining and occasional furniture. This was further evidenced by encouraging order increases in our casegoods segment in the fiscal 2015 third quarter. Significant increases in our container-direct shipments to retailers from our Asian warehouse program in the first nine months of fiscal 2015, particularly in the first and third quarters, helped drive our fiscal year-to-date sales performance. We have strengthened our container-direct offering with a good service position on a broader selection of best sellers, and we believe that retailers are becoming more comfortable committing to the larger container purchases. Container direct shipments continued to be brisk in November and early December, as we continued shipping our well-placed April product introductions.

We introduced a new Vietnam-based warehouse container direct program to retailers at the Spring Market, which we expect will strengthen container direct sales even further. Initial demand for this program has been strong. The program became operational at the end of the fiscal 2015 third quarter,  in advance of what is historically the strongest selling season each year for furniture at retail, and was a significant contributing factor to our strong container direct sales in November. While our China-based warehouse program focuses on the “best” price points in our good-better-best assortment, the Vietnam-based warehouse program focuses on the “good” and “better” price point. We believe this program will strengthen our value proposition to our customers in the good and better price ranges. We expect the landed savings to retailers from this container program, compared to the same products sold out of our Martinsville warehouse, will be in the high single digits to low double-digits percentage range.

Additionally, we are seeing benefits from a sales management reorganization we implemented during the middle of the 2013 calendar year, in which we shifted from a sales management group organized around brand and product specialization to a regional management focus. The regional management strategy has enhanced the effectiveness of our sales efforts across our casegoods and upholstery operating segments.

Another factor in the casegoods sales increase in the first nine-months of fiscal 2015 was a national promotion conducted in March-April 2014. Sales of the targeted collection increased as a result of this effort, which achieved over fifteen million consumer impressions for the collection and a drive-to-retail message across a wide spectrum of top digital and social media venues, including our own websites. In October and November, we conducted a national campaign promoting another top-selling casegoods collection that achieved a total of eighty-six million consumer impressions and directed consumers to our website and its retailer locator. This was by far the highest number of brand impressions we have achieved with a digital campaign, and encompassed both display advertising and paid social media. We believe that our new state-of-the art, consumer-centric website, which debuted in August, is also contributing to improved casegoods sales. All the metrics related to performance of the new website are trending positively.

Upholstery Segment

Overall upholstery net sales were up 4.1% for the first nine months of fiscal 2015 on the strength of a nearly 10% sales increase at Sam Moore, modest sales growth at Bradington-Young (BY), partially offset by a decline at Hooker Upholstery.

After considerable effort, Sam Moore, has reduced order backlogs by 25% from the end of fiscal year 2014 as increased capacity and greater labor efficiency helped improve service to our customers. Currently, order backlogs are at our goal of five weeks or less. We believe that retail sales associates are again recommending and selling Sam Moore products with greater confidence and without the hesitation they once had that deliveries of Sam Moore items would be delayed. Gaining the confidence of retail sales professionals is critical, since they are such a key, front-line advocate for our brand.  Additionally, we are pleased to report that Sam Moore had an operating profit for the second and third fiscal quarters, primarily due to increased net sales and more favorable medical plan costs. Our expectation is for steady sequential improvements over the next several quarters; however, this depends on a consistent rate of incoming orders at current or increased levels, among other factors. Orders were essentially flat for the fiscal 2015 third quarter and decreased in the low-single digits for the fiscal 2015 year-to-date period, as compared to a 7.5% increase in the fiscal 2014 third quarter and a 16.2% increase in the fiscal 2014 year-to-date period. While Sam Moore was not profitable on an operating basis for the first nine-months of fiscal 2015, we expect it to be so for the 2015 fiscal year.

Bradington-Young’s (BY) fiscal 2015 third quarter performance continued BY’s string of stable, consistent results.  We continue to work to improve manufacturing efficiencies, reduce costs and grow sales. We believe the BY sales increase was driven in part by the introduction of a moderately-priced leather recliner program and an in-stock, quick ship program – Bradington-Young Express or “BYX”, both of which we introduced this summer. BY orders were up over 10% for the fiscal 2015 third quarter. Additionally, we introduced a stationary leather sofa program at the Fall market to strengthen our opening price points. The program offers several sofas with superior construction and cover selection from which to choose, and at what we believe to be a key wholesale price point.

As we continue to deal with rising prices from leather suppliers, we’re finding it important to fine-tune our value equation in both the Bradington-Young domestically-produced line and the Hooker Upholstery imported leather line. Because of these price increases, along with increasing labor costs at our Asian suppliers, the price gap between our domestic and imported leather lines is narrowing; therefore, we are strengthening our opening price points in both lines to offer a better value proposition for both. We are also seeking to be more creative and innovative in our design and color direction. Overall, we are doing whatever we can to mitigate rising leather costs without sacrificing gross margins. Upholstery management continues to work with BY to improve the perceived value of its imported leather products.  The increase in leather costs has had some positive impact in reducing competition in the leather market. As leather has been positioned more firmly as a luxury product, the promotional players are moving away from leather to less expensive alternative covers. However, more expensive leather furniture also makes fabric and leather alternative covers more attractive to consumers. As a result of these trends, Hooker Upholstery net sales were essentially flat for the fiscal 2015 third quarter and down in the mid-single digit range for the first nine months of fiscal 2015. While Hooker Upholstery orders decreased in the single digits for these same periods, we note that prior year orders were up nearly 26% and 5%, respectively, for the fiscal 2014 third quarter and nine-month periods.

Future upholstery segment profitability increases will continue to require us to increase sales while maintaining BY gross margins at, or close to, current levels, improve manufacturing processes and work flow at the Sam Moore facility, and minimize the impact of raw material and labor costs increases. At BY, operating margins were in the mid-single digits for the fiscal 2015 third quarter and nine-month periods, and we expect to achieve mid-to-high single digit operating margins in the 2016 fiscal year. At Sam Moore, our intermediate goal is to achieve break even or better in the 2015 fiscal year, and we expect to achieve a low single-digit operating margin in fiscal 2016.

All other Segment

Our all other segment includes our new business initiatives - H Contract and Homeware.

Our H Contract product line was profitable on an operating basis for the first nine-months of fiscal 2015, but remained a small part of our net sales overall. We are pleased that H Contract order activity is increasing, as is the size of bid opportunities as the H Contract brand becomes better established in the industry. We expect H Contract to continue to broaden its customer base and product line, increase sales and contribute to consolidated operating profitability in fiscal 2015.

Our Homeware product line is not yet profitable, however, brand building continues to be a challenge in the crowded e-commerce space. We continue to fine-tune our business model as we learn more about the e-commerce space.  While we have experienced and expect to continue to experience the challenges associated with new initiatives, such as developing the right sourcing relationships and building the correct levels of inventory, we have seen steady improvement in month-over-month website traffic and other key performance indicators, and we remain enthusiastic about the brand and the future of online furniture retailing. During the fiscal 2015 first quarter, we introduced occasional tables as well as home décor products such as rugs, lighting and mirrors. In late fiscal 2015, we plan to introduce major upholstery items including sofas, loveseats and sectionals. Casual dining and entertainment will follow in the first half of fiscal 2016. We believe that expanding the product line will be an important catalyst for growth. We also believe the Homeware initiative is critical to address the migration of retail business to online outlets, but expect it will take longer than H Contract to reach critical mass and profitability. However, we view this investment as a vital step toward the future of consumer-centric home furniture retailing.

Sale of Cloverleaf Warehouse Facility

During the fiscal 2015 first quarter, we completed the sale of our Cloverleaf warehouse facility. Part of the purchase price was paid in the form of a mortgage note receivable with an original amount of $1.6 million.  As required by GAAP (Accounting Standards Codification 360-20-55), we utilized the installment method for gain recognition and recognized approximately $34,000 from the sale in our fiscal 2015 first quarter condensed consolidated income statements. The gain was netted against our warehouse and distribution expenses, which are included in the “cost of goods sold” line of our condensed consolidated income statements. Under the installment method, we will apportion principal payments made by the buyer on the mortgage note between the cost recovered and profit. The apportionment is in the same ratio as total cost and profit bear to the sales value. Consequently, the remaining balance of the gain of $302,000 on the sale was deferred and will be recognized as we receive principal payments on the mortgage note.  The mortgage note specifies an interest-only payment period. Consequently, no additional gain beyond the initial $34,000 was recognized in the fiscal 2015 first three quarters. The deferred gain is recorded in the “other long-term liabilities” line of our condensed consolidated balance sheets.

Fiscal 2015 and Fiscal 2016

As we progress through fiscal 2015 and into fiscal 2016, we will continue to focus on:

▪	improving sales in our existing distribution channels, through efforts like our P3 internet marketing dealer-support program;
▪	pursuing additional distribution channels, including our new H Contract and Homeware initiatives;
▪	controlling costs;
▪	expanding our merchandising reach in the “good” and “better” parts of our “good-better-best” casegoods product offerings;
▪	adjusting product pricing on our main-line products in order to mitigate inflation and improve margins;
▪	achieving proper inventory levels, while optimizing product availability on best-selling items;
▪	sourcing product from cost-competitive locations and from quality-conscious sourcing partners, and strengthening our relationships with key vendors;
▪	improving the product assortment and value proposition of the Hooker Upholstery imported products line;
▪	improving manufacturing efficiency and production capacity at Sam Moore;
▪	offering an array of new products and designs, which we believe will help generate additional sales; and
▪	upgrading and refining our information systems capabilities to support our businesses.

Possible U.S. West Coast Port Strike

The International Longshoremen and Warehouse Union’s contract with the Pacific Maritime Association expired on June 30, 2014. However, to date, there has been no work stoppage. Negotiations are continuing between the two parties and a tentative agreement on health benefits, believed to be a key element of the negotiations, was reached in late August. The recent movement of importers’ cargo through other ports to avoid a potential shutdown has worsened port congestion at East Coast and Canadian ports of entry. While we do not bring a large volume of cargo through Los Angeles or Long Beach ports, we have been warned by freight forwarders with whom we do business that, in the event of a strike that disrupts operations on the West Coast, port congestion surcharges will be applied not only at the ports where union workers are striking, but at other ports where cargo may be diverted to avoid any threatened work stoppages. Consequently, the ports through which we transport our imported product could be affected. In mid-November, several carriers announced $1,000 per shipping container surcharges on cargo heading from Asia to the U.S. West Coast, but quickly suspended the charges. If these surcharges were to be re-applied, it would result in a 25-30% increase in our shipping costs, which in turn could adversely affect our earnings, financial condition and liquidity. Congestion at West Coast ports could also result in backlogs at other ports and could slow the delivery of our products, in addition to the excess costs.

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

During the fiscal 2015 second quarter, the DoC agreed to reconsider some of its earlier findings related to accent chests  and early in the fiscal 2015 fourth quarter, DoC reaffirmed its decision that certain of our competitor’s accent chests constituted wooden bedroom furniture subject to anti-dumping duties. While DoC’s decision states that its ruling is not “definitive for products not specifically analyzed” and our competitor “is the only company whose merchandise is the subject of the Department’s scope analysis and determination that is directly affected by the Department’s scope ruling”, we believe that other accent chests remain at risk.

Our business is subject to a number of significant risks and uncertainties, including our reliance on offshore sourcing, any of which can adversely affect our business, results of operations, financial condition or future prospects. For a discussion of risks and uncertainties that we face, see Item 1A, “Risk Factors” in our 2014 Annual Report and “Forward Looking Statements” beginning on page 27 of this report.

Financial Condition, Liquidity and Capital Resources

Working Capital

The following chart shows changes in our current assets, current liabilities, net working capital (current assets less current liabilities) and working capital ratio (current assets compared to current liabilities) as of the end of the third quarter of fiscal 2015 compared to the fiscal 2014 year end:

	Balance Sheet and Working Capital
	November 2, 2014	February 2, 2014	$ Change

Total Assets	$165,705	$155,481	$10,224

Cash and Cash Equivalents	$33,328	$23,882	$9,446
Trade Receivables, net	29,885	29,393	492
Inventories	47,432	49,016	(1,584)
Prepaid Expenses & Other	4,506	4,759	(253)

Total Current Assets	$115,151	$107,050	$8,101

Trade Accounts Payable	$9,325	$7,077	$2,248
Accrued Salaries, Wages and Benefits	4,092	3,478	614
Other Accrued Expenses	3,686	2,352	1,334

Total Current Liabilities	$17,103	$12,907	$4,196

Net Working Capital	$98,048	$94,143	$3,905

Working Capital Ratio	6.7 to 1	8.3 to 1

As of November 2, 2014, total assets increased compared to February 2, 2014, primarily due to increased cash and cash equivalents, which increased due to:

▪	Increased trade accounts payable due to the timing of payments;
▪	Increased other accrued expenses due to current year income tax accruals;
▪	Increased cash collections due to higher net sales; and
▪	Decreased inventories as a result of increased net sales and our efforts to liquidate slow-moving inventory and to match inventory levels with projected demand.

Cash Flows – Operating, Investing and Financing Activities

	Thirty-Nine Weeks Ended
	November 2,	November 3,
	2014	2013
Net cash provided by operating activities	$15,800	$9,787
Net cash used in investing activities	(3,125)	(2,958)
Net cash used in financing activities	(3,229)	(3,225)
Net increase in cash and cash equivalents	$9,446	$3,604

During the nine months ended November 2, 2014, cash generated from operations of $15.8 million helped to fund (i) an increase in cash and cash equivalents of $9.4 million, (ii) cash dividends of $3.2 million, (iii) capital expenditures of $2.5 million to enhance our business systems and facilities and (iv) premiums of $758,000 on Company-owned life insurance policies.

In comparison, during the nine months ended November 3, 2013, cash generated from operations of $9.8 million and $516,000 in proceeds received from Company-owned life insurance policies helped to fund (i) an increase in cash and cash equivalents of $3.6 million, (ii) cash dividends of $3.2 million, (iii) capital expenditures of $2.6 million to enhance our business systems and facilities and (iv) premiums of $802,000 on Company-owned life insurance policies.

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

As of November 2, 2014, we had an aggregate $13.1 million available under our revolving credit facility to fund working capital needs. Standby letters of credit in the aggregate amount of $1.9 million, used to collateralize certain insurance arrangements and for imported product purchases, were outstanding under the revolving credit facility as of November 2, 2014.  There were no additional borrowings outstanding under the revolving credit facility on November 2, 2014.

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

We were in compliance with each of these financial covenants at November 2, 2014 and expect to remain in compliance with existing covenants for the foreseeable future. The loan agreement does not restrict our ability to pay cash dividends on, or repurchase our common shares, subject to complying with the financial covenants under the agreement.

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

In order to realize operational efficiencies, cost savings, leverage best practices and present a single face to our customers, we plan to end our factoring relationship as our new ERP system becomes fully operational for our domestic upholstery companies, which we expect to occur at Sam Moore in early fiscal 2016 and in the second fiscal quarter of 2016 at Bradington-Young. We expect collections may slow somewhat as we transition these receivables in-house. However, given our current and projected liquidity, we do not expect the transition to have a material adverse effect on our future liquidity.

Capital Expenditures

We expect to spend between approximately $500,000 to $750,000 in capital expenditures during the remainder of the 2015 fiscal year to maintain and enhance our operating systems and facilities. Of these estimated amounts, we expect to spend approximately $300,000 on the implementation of our ERP system in our upholstery segment during the remainder of fiscal 2015.

Enterprise Resource Planning

Our new Enterprise Resource Planning (ERP) system became operational for our casegoods segment and imported upholstery operations early in the third quarter of fiscal 2013. ERP conversion efforts began for our domestic upholstery units early in the fiscal 2014 first quarter, with full implementation scheduled to be completed in early fiscal 2016 at Sam Moore and during the first-half of fiscal 2016 at Bradington-Young. Once both segments are fully operational on the ERP platform, we expect to realize operational efficiencies and cost savings as well as present a single face to our customers and leverage best practices across the organization.

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

Share Repurchase Authorization

During the fiscal 2013 first quarter, our board of directors authorized the repurchase of up to $12.5 million of the Company’s common shares. The authorization does not obligate us to acquire a specific number of shares during any period and does not have an expiration date, but it may be modified, suspended or discontinued at any time at the discretion of our board of directors. In fiscal 2013, we used approximately $671,000 of the authorization to purchase 57,700 of our common shares (at an average price of $11.63 per share). We made no share purchases during fiscal 2014 or during the first nine-months of fiscal 2015. Approximately $11.8 million remained available for future purchases under the authorization as of the end of the fiscal 2015 third quarter.

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

Amounts outstanding under our revolving credit facility would bear interest at variable rates. In the past, we have entered into swap agreements to hedge against the potential impact of increases in interest rates on our floating-rate debt instruments. There was no outstanding balance under our revolving credit facility as of November 2, 2014, other than standby letters of credit in the amount of $1.9 million.  Therefore, a fluctuation in market interest rates of one percentage point (or 100 basis points) would not have a material impact on our results of operations or financial condition.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended November 2, 2014.  Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to the Company’s management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure and are effective to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the fiscal quarter ended November 2, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended November 2, 2014, formatted in Extensible Business Reporting Language (“XBRL”): (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of income, (iii) condensed consolidated statements of comprehensive income (iv) condensed consolidated statements of cash flows, and (v) the notes to the condensed consolidated financial statements

____________
*Filed herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

 HOOKER FURNITURE CORPORATION

Date: December 12, 2014	By: /s/ Paul A. Huckfeldt Paul A. Huckfeldt Senior Vice President – Finance and Accounting and Chief Financial Officer