Form 10-K
period 2015-02-01
HOOKER FURNITURE CORP
filed 2015-04-17
CIK 1077688

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

Form 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended February 1, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $152.8 million.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of April 10, 2015:

Common stock, no par value	10,811,165
(Class of common stock)	(Number of shares)

Documents incorporated by reference:  Portions of the registrant’s definitive Proxy Statement for its Annual Meeting of Shareholders scheduled to be held June 4, 2015 are incorporated by reference into Part III.

Hooker Furniture Corporation

Hooker Furniture Corporation
Part I

ITEM 1.  BUSINESS

Hooker Furniture Corporation (the “Company”, “we,” “us” and “our”) is a home furnishings marketing, design and logistics company offering worldwide sourcing of residential casegoods and upholstery, as well as domestically-produced custom leather and fabric-upholstered furniture. We were incorporated in Virginia in 1924 and are ranked among the nation’s top 10 largest publicly traded furniture sources, based on 2013 shipments to U.S. retailers, according to a 2014 survey published by Furniture Today, a leading trade publication. We are a key resource for residential wood and metal furniture (commonly referred to as “casegoods”) and upholstered furniture.  Our major casegoods product categories include accents, home office, dining, bedroom and home entertainment furniture under the Hooker Furniture brand.  Our residential upholstered seating companies include Bradington-Young, a specialist in upscale motion and stationary leather furniture and Sam Moore Furniture, a specialist in upscale occasional chairs, settees, sofas and sectional seating with an emphasis on cover-to-frame customization.  An extensive selection of designs and formats along with finish and cover options in each of these product categories makes us a comprehensive resource for retailers primarily targeting the upper-medium price range.  We also market a line of imported leather upholstery under the Hooker Upholstery trade name.  For our core product line, our principal customers are retailers of residential home furnishings that are broadly dispersed throughout the United States. Our customers also include home furniture retailers in Canada and in nearly 40 other countries internationally. Other customers include independent furniture stores, specialty retailers, department stores, catalog and internet merchants, interior designers and national and regional chains.

To expand and grow beyond our core business, we launched two start-up brands during the 2014 fiscal year focused on serving the needs of emerging consumer groups on the opposite ends of the age and life stage spectrum. One, H Contract, focuses on the burgeoning senior living market of retirees. The other, Homeware, focuses on younger and more mobile consumers in the early stages of their careers, as well as those living in smaller or urban spaces.

H Contract supplies upholstered seating and casegoods to upscale senior living facilities throughout the country, working with designers specializing in the contract industry to provide functional furniture for senior living facilities that meets the style and comfort expectations of today’s retirees.

Homeware is an online-only brand that is sold through leading international e-commerce retailers as well as our own e-commerce website, homeware.com. It supplies unique chairs and ottomans designed to be assembled in minutes by the consumer with no tools or hardware required. Homeware also offers home accessories, living room tables, multi-seat upholstery and expects to offer entertainment centers and dining room furniture in fiscal 2016.

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

▪	To nurture the relationships, teamwork and integrity that define our corporate culture and have distinguished our company for over 90 years.

Segments

For financial reporting purposes, we are organized into three operating segments – casegoods furniture, upholstered furniture and all other. Prior to the fiscal 2015 third quarter, we reported our results of operations in two operating segments- casegoods and upholstery. In reports prior to the fiscal 2015 third quarter, we aggregated the results of our two new business ventures – H Contract and Homeware- with our casegoods segment in accordance with the provisions of ASC 280, Segment Reporting. We did this primarily due to the similarity of the products, production processes, distribution methods, types of customers and regulatory environment. These similarities persist and although H Contract and Homeware are likely to remain immaterial to our consolidated results of operations for the near-to-medium term, we believe that information about these businesses would be beneficial to the readers of our financial statements, as it is to management; therefore, we have separately disclosed information about them in an “All other” segment. The financial information for fiscal 2014 and fiscal 2013 appearing in the tables and narratives contained in this section has been updated to conform to the fiscal 2015 presentation of our operating segments. Our operating segments and their associated brands are as follows:

Hooker Furniture Corporation
Operating Segments

Casegoods	Upholstery	All other
Brands:	Brands:	Brands:
Hooker Furniture	Bradington-Young	H Contract
	Hooker Upholstery	Homeware
Sam Moore

Home furnishings sales account for all of our net sales.  The percentages of net sales provided by each of our segments for the fifty-two week fiscal years that ended February 1, 2015 (fiscal 2015) and February 2, 2014 (fiscal 2014) and the fifty-three week fiscal year ended February 3, 2013 (fiscal 2013), were as follows:

Segment Sales as a Percentage of Consolidated Net Sales

	Fiscal Year
	2015	2014	2013

Casegoods segment	63%	63%	65%
Upholstery segment	35%	36%	35%
All other segment	2%	1%	-

Total	100%	100%	100%

Sourcing

Imported Products

We have sourced products from foreign manufacturers since 1988.  Imported casegoods and upholstered furniture together accounted for approximately 71% of net sales in fiscal 2015, 72% of net sales in fiscal 2014 and 73% of net sales in fiscal 2013.  We import finished furniture in a variety of styles, materials and product lines.  We believe the best way to leverage our financial strength and differentiate our import business from the industry is through innovative and collaborative design, extensive product lines, compelling  products, value, consistent quality, excellent customer service, easy ordering and quick delivery through significant finished goods inventories, world-class global logistics and robust distribution systems.

We import products primarily from China, Vietnam, Indonesia and Mexico.  Because of the large number and diverse nature of the foreign factories from which we source our imported products, we have significant flexibility in the placement of products in any particular factory or country.  Factories located in China and Vietnam are our primary resources for imported furniture.  In fiscal 2015, imported products sourced from China and Vietnam accounted for approximately 73% and 20%, respectively, of import purchases. The factory in China from which we directly source the most product, accounted for approximately 59% of our worldwide purchases of imported product.  A disruption in our supply chain from this factory, or from China or Vietnam in general, could significantly compromise our ability to fill customer orders for products manufactured at that factory or in that country.  If such a disruption were to occur, we believe that we would have sufficient inventory currently on hand and in transit to our U.S. warehouses in Martinsville, Virginia to adequately meet demand for approximately four months, with up to an additional one and one quarter months available for immediate shipment from our primary Asian warehouse. Also, with the broad spectrum of product we offer, we believe that, in some cases, buyers could be offered similar products available from alternative sources.  We believe we could, most likely at higher cost, source most of the products currently sourced in China or Vietnam from factories in other countries and could produce certain upholstered products domestically at our own factories.  However, supply disruptions and delays on selected items could occur for up to six months.  If we were to be unsuccessful in obtaining those products from other sources or at a comparable cost, then a disruption in our supply chain from our largest import furniture supplier, or from China or Vietnam in general, could decrease our sales, earnings and liquidity.  Given the capacity available in China, Vietnam and other low-cost producing countries, we believe the risks from these potential supply disruptions are manageable.

Our imported furniture business is subject to inherent risks in importing products manufactured abroad, including, but not limited to, supply disruptions and delays, currency exchange rate fluctuations, transportation-related issues, economic and political developments and instability, as well as the laws, policies and actions of foreign governments and the United States. These acts may include regulations affecting trade or the application of tariffs.

Manufacturing and Raw Materials

At February 1, 2015, we operated approximately 465,000 square feet of manufacturing and supply plant capacity in North Carolina and Virginia for our domestic upholstered furniture production.  We consider the machinery and equipment at these locations to be generally modern and well-maintained.

We believe there are continued strong market opportunities for domestically produced upholstery, particularly in the upper and upper-medium price points, which provide two key competitive advantages compared to imported upholstery:

▪	the ability to offer customized upholstery combinations to the upscale consumer and interior design trade; and
▪	the ability to offer quick four-to six-week product delivery of custom products.

Significant materials used in manufacturing upholstered furniture products include leather, fabric, foam, wooden frames and metal mechanisms.  Most of the leather is imported from Italy, South America and China, and is purchased as full hides and cut and sewn in our facilities, or is purchased as pre-cut and sewn kits processed by our vendors to our pattern specifications.

We believe that our sources for raw materials are adequate and that we are not dependent on any one supplier.  Hooker’s five largest suppliers accounted for approximately 40% of our raw materials supply purchases for domestic upholstered furniture manufacturing operations in fiscal 2015. One supplier accounted for approximately 14% of our raw material purchases. Should disruptions with this supplier occur, we believe we could successfully source these products from other suppliers without significant disruption to our operations.

Products

Our product lines cover most major style categories, including European and American traditional, contemporary, transitional, urban, country, casual, and cottage designs.  We offer furniture in a variety of materials, such as various types of wood, metal, leather and fabric, as well as veneer and other natural woven products, often accented with marble, stone, slate, glass, ceramic,  brass and/or hand-painted finishes.

Major casegoods product categories include accents, home office, dining, bedroom and home entertainment furniture which are marketed under the Hooker Furniture brand name, as well as “private label” products marketed under a retailer’s brand name. Our casegoods are typically designed for and marketed in the  upper-medium to lower high-end price range.

Bradington-Young markets its products under the Bradington-Young brand name, offers a broad variety of residential leather and fabric upholstered furniture and specializes in leather reclining and motion chairs, sofas, club chairs and executive desk chairs. Bradington-Young offers approximately 150 leather selections and over 250 fabric selections for domestically produced upholstered furniture. Generally, Bradington-Young-branded products are targeted at the upper price range.

Hooker Upholstery is an imported line of leather upholstery and is targeted at the upper-medium price points. Hooker Upholstery offers approximately 75 leather selections and 10 fabric selections and offers a broad variety of married cover options on stationary sofa groups, recliners, office chairs, club chairs, motion groups, and decorative ottomans.

Sam Moore Furniture’s products, which are primarily domestically produced, are marketed under the Sam Moore brand name and offer upscale occasional chairs, sofas and other seating with an emphasis on fabric-to-frame customization.  Sam Moore offers approximately 350 different styles of upholstered products in over 500 fabric selections and over 20 leather selections, including customer supplied upholstery coverings commonly referred to as “COM” or customer-owned material. Sam Moore’s products are targeted at the upper-medium and upper price ranges.

In an effort to broaden the appeal of our line to both consumers and retailers, we offer a “better-best” merchandising assortment. Broadening our merchandising price range has made us a more complete resource for our established dealers, and has provided new opportunities with retailers who are positioned above or below our historical price niche. Many of our most successful collections have been in the upper and upper-medium price points in recent years.  To better address more moderate price points, during the 2014 fiscal year we hired a merchandising executive with extensive experience developing product for these price points. We began introducing these products at the Spring 2014 International Home Furnishings Market and believe they have been well-received by our customers.

We launched two new initiatives during fiscal 2014, which are intended to help us reach a broader consumer base:

▪
H Contract- which supplies upholstered seating and casegoods to upscale senior living facilities throughout the country.  This division works with designers specializing in the contract industry to provide functional furniture for senior living facilities that meets the style and comfort expectations of today’s retirees; and

▪
Homeware- which features customer-assembled, modular upholstered and casegoods products, as well as home accessories, is designed for younger and more mobile furniture customers and marketed direct-to-consumer via the internet. Using patented connectors designed by an experienced furniture engineer and designer, we expect consumers will be able to assemble and disassemble these products in minutes, with no tools or hardware, and move them easily from residence to residence, room to room, or on staircases and elevators in high-rise apartment and condominium complexes. In addition, alternative design elements, arm and leg styles and covers will allow consumers to transform the furnishings as their tastes and life stages evolve.

Product Life Cycle

The product life cycle for home furnishings continues to shorten as consumers demand innovative new features, functionality, style, finishes, and fabrics which will enhance their lifestyles while providing value and durability.  New styles in each of our product categories are designed and developed semi-annually to replace discontinued products and collections, and in some cases, to enter new product or style categories.  Our collaborative product design process begins with the marketing team identifying customer needs and trends and then conceptualizing product ideas and features.  A variety of sketches are produced, usually by independent designers, from which prototype furniture pieces are built.  We invite some of our independent sales representatives and a representative group of retailers to view and critique these prototypes.  Based on this input, we may modify the designs and then prepare samples for full-scale production.  We generally introduce new product styles at the International Home Furnishings Market held each Fall and Spring in High Point, N.C., and support new product launches with promotions, public relations, product brochures, point-of-purchase consumer catalogs and materials and online marketing through our websites, as well as social media marketing through venues such as Facebook®, Twitter®, Pinterest ® and YouTube®. The flexibility of both our global-sourcing business model and the quick delivery times provided by our domestic upholstery manufacturing presence gives us the ability to offer a wide range of styles, items and price points to a variety of retailers serving a range of consumer markets.  Based on sales and market acceptance, we believe our products represent good value, and that the style and quality of our furniture compares favorably with more premium-priced products.

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

Recognizing the profound shift toward e-commerce, online research, and the influence of social media, we adopted an all- digital marketing strategy. Our digital marketing efforts are centered on directly engaging the consumer, to connect them with Hooker Furniture brands and direct them to our retail partners. This strategic shift puts more of our marketing dollars into the channels consumers prefer and gives us more impressions at lower cost per impression. Digital marketing also provides more data about our customers and allows us to tailor future marketing efforts based on these analytics and our team of e-commerce professionals manages the unique requirements of our major online customers.  We believe this team has expertise in customer acquisition, online marketing and in data maintenance, which we believe are required to succeed in the e-commerce channel.

To support our all-digital marketing efforts, our redesigned consumer-centric websites offer responsive platforms conducive to both mobile and traditional computing platforms, improved consumer engagement, including a first-in-industry customer chat function that has hosted over 10,000 unique chat sessions since its debut in August 2014, and is supported by extended customer-care hours. Our new websites also offer “room planners”, improved dealer locators, “find it now” options, and shortcuts to post to social media that we believe make our digital spaces inviting places for consumers to research their furniture purchases.

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

During fiscal 2015, we continued to see the expanding influence of the internet on consumer buying habits, both in and out of retail stores. We also noted that our P3 network of dealers outperformed our overall consolidated sales increase as they expanded their digital footprints and continued to become more responsive to these consumer trends.  As such, we continued to expand the P3 management team by adding additional personnel with expertise in the digital space as well as new support programs designed to accelerate the retailer's omni-channel transition. In fiscal 2016, we expect to expand the program further by inviting additional retailers to be a part of the network.

Warehousing and Distribution

We sell our branded products to retailers of residential home furnishings throughout the world through over 65 independent North American sales representatives and 9 foreign sales representatives servicing the international market.  These retailers are broadly dispersed throughout North America as well as in nearly 40 countries around the world. We sell our products through a large number of distribution channels which include independent furniture retailers, department stores, national membership clubs, regional chain stores, catalog merchandisers, designers and E-retailers. We also work directly with several large customers to develop private-label, unbranded products exclusively for those customers.

We sold to approximately 3,800 customers during fiscal 2015.  No single customer accounted for more than 3.5% of our sales in 2015.  No significant part of our business is dependent upon a single customer, the loss of which would have a material effect on our business. However, the loss of several of our major customers could have a material impact on our business.  In addition to our broad domestic customer base, approximately 6% of our sales in fiscal 2015 were to international customers. We believe our broad network of retailers and independent sales representatives reduces our exposure to regional recessions and allows us to capitalize on emerging trends in channels of distribution.

We distribute furniture to retailers from our distribution centers and warehouses in Virginia and North Carolina and directly from Asia via our container direct from factory program. We have a warehousing and distribution arrangement in China with our largest supplier of imported products. Our warehouse and distribution facility in China is owned by the supplier and operated by the supplier and a third party, utilizing a global warehouse management system that updates our central inventory management and order processing systems on a daily basis. Under our container direct program, we offer directly to retailers in the U.S. a focused and in-stock mix of over 400 of our best selling items sourced from our largest supplier.  The program features an internet-based product ordering system and a delivery notification system that is easy to use and available to pre-registered dealers.  In addition, we also ship containers directly from a variety of other suppliers in Asia.

Based on the long-term success of our warehouse in China, we opened a similar operation in Vietnam during fiscal year 2015.  This warehouse is owned and operated by two separate third-party logistics companies, the operator specializing in furniture. The facility allows customers to mix best-selling products from several of our Vietnam supplier factories and, therefore, to purchase a broader assortment of products compared to ordering full containers directly from a single factory.

We strive to provide imported and domestically produced furniture on-demand for our dealers.  During fiscal year 2015, we shipped 92% of all casegoods orders and approximately 57% of all upholstery orders within 30 days of order receipt.  It is our policy and industry practice to allow order cancellation for casegoods up to the time of shipment; therefore, customer orders for casegoods are not firm.  However, domestically produced upholstered products are predominantly custom-built and shipped within six to eight weeks after an order is received and consequently, cannot be cancelled once the leather or fabric has been cut.

For imported products, we generally negotiate firm pricing with foreign suppliers in U.S. Dollars, typically for a term of at least one year.  We accept the exposure to exchange rate movements beyond these negotiated periods.  We do not use derivative financial instruments to manage this risk but could choose to do so in the future.  Since we transact our imported product purchases in U.S. Dollars, a relative decline in the value of the U.S. Dollar could increase the price we pay for imported products beyond the negotiated periods.  We generally expect to reflect substantially all of the effects of any price increases from suppliers in the prices we charge for imported products.  However, these price changes could adversely impact sales volume and profit margin during affected periods.  Conversely, a relative increase in the value of the U.S. Dollar could decrease the cost of imported products and favorably impact net sales and profit margins during affected periods.  See also “Item 7A. Quantitative and Qualitative Disclosures About Market Risk.”

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

Accounts receivable: Substantially all of our trade accounts receivable are due from retailers and dealers that sell residential home furnishings, which consist of a large number of entities with a broad geographic dispersion.  We perform credit evaluations of our customers and generally do not require collateral.  For qualified customers, we offer payment terms, generally requiring payment 30 days from shipment. However, we may offer extended payment terms in certain circumstances, including to promote sales of our products.  Our upholstery segment factors substantially all of its receivables, in most cases on a non-recourse basis; however, in order to realize operational efficiencies, cost savings, leverage best practices and present a single face to our customers, we plan to end our factoring relationship as our new Enterprise Resource Planning system (“ERP”) becomes fully operational for our domestic upholstery companies, which we expect to occur at Sam Moore in the first-half of fiscal 2016 and in the second half of fiscal  2016 at Bradington-Young. We expect collections may slow somewhat as we transition these receivables in-house. However, given our current and projected liquidity, we do not expect the transition to have a material adverse effect on our future liquidity.

Accounts payable: Payment for our imported products warehoused first in Asia is due fourteen days after our quality audit inspections are complete and the vendor invoice is presented. Beyond that, payment for goods which are generally shipped to Hooker FOB Origin is due upon proof of lading onto a US-bound vessel and invoice presentation. Payment terms for domestic raw materials and non-inventory related charges vary, but are generally 30 days from invoice date.

Order Backlog

At February 1, 2015, our backlog of unshipped orders for our casegoods, upholstery and all other segments were as follows:

	Order Backlog
	(Dollars in 000s)

	February 1, 2015		February 2, 2014
	Dollars	Weeks	Dollars	Weeks

Casegoods segment	$14,793	5.1	$14,107	4.9
Upholstery segment	8,802	5.3	10,927	6.8
All other segment	542	7.3	196	6.0

Consolidated	$24,137	5.2	$25,230	5.3

Upholstery segment backlog declined in fiscal 2015 primarily due to increased production capacity, improved labor efficiency, and slightly decreased orders at Sam Moore.

We consider unshipped order backlogs to be one helpful indicator of sales for the upcoming 30-day period, but because of our relatively quick delivery and our cancellation policies (discussed under Warehousing and Distribution, above), we do not consider order backlogs to be a reliable indicator of expected long-term business.

Seasonality

In general, the summer months are the slowest for our business, especially for leather upholstery sales in our upholstery segment. We believe that consumer home furnishings purchases are driven by an array of factors, including general economic conditions such as:

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

Employees

As of February 1, 2015, we had approximately 674 full-time employees.  None of our employees are represented by a labor union.  We consider our relations with our employees to be good.

Patents and Trademarks

The Hooker Furniture, Bradington-Young and Sam Moore trade names represent many years of continued business.  We believe these trade names are well-recognized and associated with quality and service in the furniture industry.  We also own a number of patents and trademarks, both domestically and internationally, none of which is considered to be material.

Hooker, the “H” logo, Bradington-Young, the “B-Y” logo, Sam Moore, H Contract, Homeware, Sam Moore Furniture Industries, Sam Moore Furniture, LLC, America’s Premier Chair Specialist, America’s Chairmaker for over 70 Years,  Rhapsody, Sanctuary, Mélange, Corsica, Solana, Palisade, Beladora, Classique, Abbott Place, Grandover, North Hampton, Small Office Solutions, Preston Ridge, Waverly Place, Sectional Sofas by Design, Accommodations, SmartLiving ShowPlace, SmartWorks Home Office, SmartWorks Home Center and The Great Entertainers  are trade names or trademarks of Hooker Furniture Corporation.

Governmental Regulations

Our company is subject to U.S. federal, state, and local laws and regulations in the areas of safety, health, employment and environmental pollution controls, as well as U.S. and international trade laws and regulations.  Compliance with these laws and regulations has not in the past had any material effect on our earnings, capital expenditures, or competitive position in excess of those affecting others in our industry; however, the effect of compliance in the future cannot be predicted.  We believe we are in material compliance with applicable U.S. and international laws and regulations.

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

▪
disruptions involving our vendors or the transportation and handling industries, particularly those affecting imported products from China and Vietnam, including customs issues, labor stoppages, strikes or slowdowns and the availability of shipping containers and cargo ships;

▪	disruptions affecting our Martinsville and Henry County, Virginia warehouses and corporate headquarters facilities;

▪	when or whether our new business initiatives, including, among others, H Contract and Homeware, meet profitability targets;

▪	price competition in the furniture industry;

▪	changes in domestic and international monetary policies and fluctuations in foreign currency exchange rates affecting the price of our imported products and raw materials;

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

▪	the interruption, inadequacy, security breaches or integration failure of our information systems or information technology infrastructure, related service providers or the internet;

▪	the direct and indirect costs associated with the implementation of our Enterprise Resource Planning system, including costs resulting from unanticipated disruptions to our business;

▪	adverse political acts or developments in, or affecting, the international markets from which we import products, including duties or tariffs imposed on those products;

▪	risks associated with distribution through third-party retailers, such as non-binding dealership arrangements;

▪	capital requirements and costs;

▪	competition from non-traditional outlets, such as catalog and internet retailers and home improvement centers;

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

In fiscal 2015, imported products sourced from China and Vietnam accounted for approximately 73% and 20%, respectively, of our import purchases and the factory in China from which we directly source the largest portion of our import products accounted for approximately 59% of our worldwide purchases of imported products. Furniture manufacturing creates large amounts of highly flammable wood dust and utilizes other highly flammable materials such as varnishes and solvents in its manufacturing processes and is therefore subject to the risk of losses arising from explosions and fires. A disruption in our supply chain from this factory, or from China or Vietnam in general, could significantly impact our ability to fill customer orders for products manufactured at that factory or in that country.  If such a disruption were to occur, we believe that we would have sufficient inventory on hand and in transit to our U.S. warehouses in Martinsville, VA to adequately meet demand for approximately four months with up to an additional one and one quarter months available for immediate shipment from our warehouses in Asia. We believe that we could, most likely at higher cost, source most of the products currently sourced in China from factories in other countries and could produce certain upholstered products domestically at our own factories.  However, supply disruptions and delays on selected items could occur for up to six months before the impact of remedial measures would be reflected in our results.  If we were to be unsuccessful in obtaining those products from other sources or at comparable cost, a disruption in our supply chain from our largest import furniture supplier, or from China or Vietnam in general, could adversely affect our sales, earnings, financial condition and liquidity.

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

Manufacturing and delivery lead times for our imported products necessitate that we make forecasts and assumptions regarding current and future demand for these products. If our forecasts and assumptions are inaccurate, we may purchase excess or insufficient amounts of inventory. If we purchase too much or the wrong mix of inventory, we may be forced to sell it at lower margins, which could adversely affect our sales, earnings, financial condition and liquidity. If we purchase too little or the wrong mix of inventory, we may not be able to fill customer orders and may lose market share and weaken or damage customer relationships, which also could adversely affect our sales, earnings, financial condition and liquidity.

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

In the past, inflation concerns, and to a lesser extent quality and supplier viability concerns, affecting some of our imported product suppliers located in China prompted us to source more of our products from lower cost and/or higher quality suppliers located in other countries, such as Vietnam and Indonesia. As conditions dictate, we could be forced to make similar transitions in the future.   When undertaken, transitions of this type involve significant planning and coordination by and between us and our new suppliers in these countries. Despite our best efforts and those of our new sourcing partners, these transition efforts are likely to result in longer lead times and shipping delays over the short term, which could adversely affect our sales, earnings, financial condition and liquidity.

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

The interruption, inadequacy, security failure or integration failure of our information systems or information technology infrastructure or the internet could adversely impact our business, sales, earnings, financial condition and liquidity.

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

Unauthorized disclosure of confidential information provided to us by our customers, employees, or third parties could harm our business.

We rely on the internet and other electronic methods to transmit confidential information and we store confidential information on our networks. If there was a disclosure of confidential information by our employees or contractors, including accidental loss, inadvertent disclosure or unapproved dissemination of information, or if a third party were to gain access to the confidential information we possess, our reputation could be harmed and we could be subject to civil or criminal liability and   regulatory actions. A claim that is brought against us, successful or unsuccessful, that is uninsured or under-insured could harm our business, result in substantial costs, divert management attention and adversely affect our sales, earnings, financial condition and liquidity.

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

The cancellation of our upholstery segment factoring agreements could have an adverse effect on our liquidity.

Our upholstery segment factors substantially all of its receivables, in most cases on a non-recourse basis; however, in order to realize operational efficiencies, cost savings, leverage best practices and present a single face to our customers, we plan to end our factoring relationship as our new ERP system becomes fully operational for our domestic upholstery companies. This is expected to occur at Sam Moore in the first half of fiscal 2016 and we expect it to occur during the second half of fiscal 2016 at Bradington-Young. We expect collections may slow as we transition these receivables in-house and consolidate credit and collection functions at our corporate headquarters. Given our current and projected liquidity, we do not expect the transition to have a material adverse effect on our future liquidity. However, if we experience significant transition issues, including problems consolidating these functions internally, delayed collections due to our customers transitioning payments from our factor to our corporate lockbox, or other issues, we may not be able to collect amounts owed to us in a timely manner or at all, and our sales, earnings, financial condition and liquidity may be adversely affected.

We may not be able to collect amounts owed to us.

We grant payment terms to most customers ranging from 30 to 60 days and do not generally require collateral. However, in some instances we provide longer payment terms. Some of our customers have experienced, and may in the future experience, credit-related issues. While we perform credit evaluations of our customers, those evaluations may not prevent uncollectible trade accounts receivable. Credit evaluations involve significant management diligence and judgment. Should more customers than we anticipate experience liquidity issues, or if payment is not received on a timely basis, we may have difficulty collecting amounts owed to us by these customers, which could adversely affect our sales, earnings and financial condition and liquidity.

Our new business initiatives could fail to meet profitability targets.

During fiscal 2014, we launched two new business initiatives which are included in our all other operating segment. Both businesses require experience and expertise outside of our traditional skillset. Although we have hired professionals who we believe have the requisite skills and experience to lead these new initiatives, we may not succeed in growing these new initiatives into profitable businesses. These businesses may fail outright or fail to produce an adequate return. We expect this segment to have a negative impact on our short-term earnings and liquidity as we attempt to grow them. If we are unsuccessful in making these businesses profitable, our sales, earnings, financial condition and liquidity could be adversely affected.

A disruption affecting our Martinsville and Henry County Virginia warehouses, distribution or administrative facilities could disrupt our business.

Our Martinsville and Henry County Virginia facilities are critical to our success. Our Martinsville, Virginia warehouses housed approximately 50% of our consolidated inventories at February 1, 2015, with approximately 30% of our consolidated inventories at February 1, 2015 stored at our Central Distribution Center (CDC) in Martinsville. During fiscal 2015, approximately 63% of our invoiced sales were shipped out of our Martinsville facilities, with 43% of fiscal 2015 invoiced sales shipped out of CDC. Additionally, our corporate headquarters, which houses all of our corporate administration, sourcing, sales, finance, product design, customer service and traffic functions for our imported products is located in this area. Any disruption affecting the CDC facility or a combination of our other facilities in this area, for even a relatively short period of time, could adversely affect our ability to ship our imported furniture products and disrupt our business, which could adversely affect our sales, earnings, financial condition and liquidity.

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

We use various types of wood, leather, fabric, foam and other filling material, high carbon spring steel, bar and wire stock and other raw materials in manufacturing upholstered furniture.  We depend on outside suppliers for raw materials and must obtain sufficient quantities of quality raw materials from these suppliers at acceptable prices and in a timely manner.  We do not have long-term supply contracts with our suppliers.  Unfavorable fluctuations in the price, quality or availability of required raw materials could negatively affect our ability to meet the demands of our customers.  We may not always be able to pass price increases in raw materials through to our customers due to competition and other market pressures. The inability to meet customers’ demands or recover higher costs could adversely affect our sales, earnings, financial condition and liquidity.

If demand for our domestically manufactured upholstered furniture declines and we may respond by realigning manufacturing.

Our domestic manufacturing operations make only upholstered furniture.  A decline in demand for our domestically produced upholstered furniture could result in the realignment of our domestic manufacturing operations and capabilities and the implementation of cost savings measures.  These programs could include the consolidation and integration of facilities, functions, systems and procedures.  We may decide to source certain products from other suppliers instead of continuing to manufacture them.  These realignments and cost savings measures typically involve initial upfront costs and could result in decreases in our near-term earnings before the expected cost savings are realized, if they are realized at all.  We may not always accomplish these actions as quickly as anticipated and may not achieve the expected cost savings, which could adversely affect our sales, earnings, financial condition and liquidity.

We may experience impairment of our long-lived assets, which would decrease our earnings and net worth.

Accounting rules require that long-lived assets be tested for impairment when circumstances indicate, but at least annually.  At February 1, 2015 we had $24.2 million in net long-lived assets, consisting primarily of property, plant and equipment, trademarks and trade names. The outcome of impairment testing could result in the write-off of all or a portion of the value of these assets.  A write-down of our assets would, in turn, reduce our earnings and net worth. Our most recent write-down occurred in fiscal 2012. It was the result of the impairment of our Bradington-Young trade name and resulted in a $1.8 million charge to earnings. It is possible that we will have additional write-downs in the future, resulting in reductions to our earnings and net worth. Factors which may lead to additional write-downs of our long-lived assets include, but are not limited to:

▪	A significant decrease in the market value of a long-lived asset;
▪	A significant adverse change in the extent or manner in which a long-lived asset group is being used, or in its physical condition;
▪	A significant adverse change in legal factors or in the business climate that could affect the value of a long-lived asset, including an adverse action or assessment by a regulator;
▪	An accumulation of costs significantly in excess of the amount originally expected to acquire or construct a long-lived asset;
▪	A current period operating or cash flow loss or a projection or forecast that demonstrates continuing losses associated with a long-lived asset’s use; and
▪	A current expectation that more-likely-than-not, a long-lived asset will be sold or otherwise disposed of significantly before the end of its previously estimated useful life.

We may not be able to maintain or raise prices in response to inflation and increasing costs.

Competitive and market forces could prohibit future successful price increases for our products in order to offset increased costs of finished goods, raw materials, freight and other product-related costs, which could decrease our sales, earnings and liquidity.

Economic downturns could result in decreased sales, earnings and liquidity.

The furniture industry is particularly sensitive to cyclical variations in the general economy and to uncertainty regarding future economic prospects.  Home furnishings are generally considered a postponable purchase by most consumers.  Economic downturns could affect consumer spending habits by decreasing the overall demand for home furnishings.  Changes in interest rates, consumer confidence, new housing starts, existing home sales, the availability of consumer credit and broader national or geopolitical factors have particularly significant effects on our business. A recovery in our sales could lag significantly behind a general recovery in the economy after an economic downturn, due to, among other things, the postponable nature and relatively significant cost of home furnishings purchases. These events could also impact retailers, including our primary customers, possibly adversely affecting our sales, earnings and liquidity

We may lose market share due to competition.

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

We maintain a self-insured healthcare plan for our employees. We have insurance coverage in place for aggregate claims above a specified amount in any year. While our healthcare costs in recent years have generally increased at the same rate or greater than the national average, those costs have increased more rapidly than general inflation in the U.S. economy. Continued inflation in healthcare costs, as well as additional costs we may incur as a result of current or future federal or state healthcare legislation and regulations, could significantly increase our employee healthcare costs in the future. Continued increases in our healthcare costs could adversely affect our earnings, financial condition and liquidity.

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

Our business is subject to various domestic and international laws and regulations that could have a significant impact on our operations and the cost to comply with such laws and regulations could adversely impact our sales, earnings, financial condition and liquidity. In addition, failure to comply with such laws and regulations, even inadvertently, could produce negative consequences which could adversely impact our operations and reputation.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

Set forth below is information with respect to our principal properties at April 17, 2015.  We believe all of these properties are well-maintained and in good condition.  During fiscal 2015, we estimate our upholstery plants operated at approximately 79% of capacity on a one-shift basis.  All our production facilities are equipped with automatic sprinkler systems.  All facilities maintain modern fire and spark detection systems, which we believe are adequate.  We have leased certain warehouse facilities for our distribution and import operations, typically on a short and medium-term basis.  We expect that we will be able to renew or extend these leases or find alternative facilities to meet our warehousing and distribution needs at a reasonable cost.  All facilities set forth below are active and operational, representing approximately 2.2 million square feet of owned space, leased space or properties utilized under third-party operating agreements.

Location	Segment Use	Primary Use	Approximate Size in Square Feet	Owned or Leased
Martinsville, Va.	All segments	Corporate Headquarters	43,000	Owned
Martinsville, Va.	All segments	Distribution and Imports	580,000	Owned
Martinsville, Va.	All segments	Customer Support Center	146,000	Owned
Martinsville, Va.	All segments	Distribution	628,000	Leased (1)
High Point, N.C.	All segments	Showroom	80,000	Leased (2)
Cherryville, N.C.	Upholstery	Manufacturing Supply Plant	53,000	Owned (3)
Hickory, N.C.	Upholstery	Manufacturing	91,000	Owned (3)
Hickory, N.C.	Upholstery	Manufacturing and Offices	36,400	Leased (3) (4)
Bedford, Va.	Upholstery	Manufacturing and Offices	327,000	Owned (5)

(1) Lease expires March 31, 2021.
(2) Lease expires October 31, 2016.
(3) Comprise the principal properties of Bradington-Young LLC.
(4) Lease expires December 15, 2015 and provides for 2 one-year extensions at our election.
(5) Comprise the principal properties of Sam Moore Furniture LLC.

Set forth below is information regarding principal properties we utilize that are owned and operated by third parties.

Location	Segment Use	Primary Use	Approximate Size in Square Feet
Guangdong, China	Casegoods	Distribution	210,000	(1)
Ho Chi Minh City, Vietnam	Casegoods	Distribution	25,000	(2)

(1) This property is subject to an operating agreement that expires on July 31, 2015. Renewal is automatic unless either party gives notice to terminate 120 days prior to expiration.

(2) This property is subject to an operating agreement that may be canceled by either party upon 45 days written notice and is canceled if no storage or other services are performed under the contract for 180 days.

ITEM 3.  LEGAL PROCEEDINGS

None.

ITEM 4.  MINE SAFETY DISCLOSURES

None.

EXECUTIVE OFFICERS OF
HOOKER FURNITURE CORPORATION

Hooker Furniture’s executive officers and their ages as of April 17, 2015 and the year each joined the Company are as follows:

Name	Age	Position	Year Joined Company
Paul B. Toms, Jr.	60	Chairman and Chief Executive Officer	1983
Paul A. Huckfeldt	57	Chief Financial Officer and Senior Vice President - Finance and Accounting	2004
Michael W. Delgatti, Jr.	61	President - Hooker Furniture Corporation	2009
Anne M. Jacobsen	53	Senior Vice President-Administration	2008

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

	Sales Price Per Share		Dividends
	High	Low	Per Share
November 3, 2014 - February 1, 2015	$18.77	$14.25	$0.10
August 4, - November 2, 2014	16.00	14.24	0.10
May 5, - August 3, 2014	17.40	13.60	0.10
February 3 - May 4, 2014	16.24	13.64	0.10

November 4, 2013 - February 2, 2014	$17.81	$15.01	$0.10
August 5, - November 3, 2013	17.20	13.35	0.10
May 6, - August 4, 2013	18.00	15.06	0.10
February 4 - May 5, 2013	18.30	13.93	0.10

As of February 1, 2015, we had approximately 3,900 beneficial shareholders. We expect that future regular quarterly dividends will be declared and paid in the months of March, June, September, and December. Although we presently intend to continue to declare regular cash dividends on a quarterly basis for the foreseeable future, the determination as to the payment and the amount of any future dividends will be made by the Board of Directors from time to time and will depend on our then-current financial condition, capital requirements, results of operations and any other factors then deemed relevant by the Board of Directors.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

During the fiscal 2013 first quarter, our Board of Directors authorized the repurchase of up to $12.5 million of the Company’s common shares. During fiscal 2013, we used an aggregate of $671,000 to purchase 57,700 shares of our stock at an average price of $11.63 per share. No shares were purchased during fiscal 2014 or 2015. Approximately $11.8 million remains available under the board’s authorization.  For additional information regarding this repurchase authorization, see the “Share Repurchase Authorization” section in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Performance Graph

The following graph compares cumulative total shareholder return for the Company with a broad performance indicator, the Russell 2000® Index, and an industry index, the Household Furniture Index, for the period from January 29, 2010 to February 1, 2015.

(1)	The graph shows the cumulative total return on $100 invested at the beginning of the measurement period in our common stock or the specified index, including reinvestment of dividends.

(2)	The Russell 2000® Index, prepared by Frank Russell Company, measures the performance of the 2,000 smallest companies out of the 3,000 largest U.S. companies based on total market capitalization.

(3)
Household Furniture Index as prepared by Zacks Investment Research, Inc. consists of companies under SIC Codes 2510 and 2511, which includes home furnishings companies that are publically traded in the United States or Canada.  At February 1, 2015, Zacks Investment Research, Inc. reported that these two SIC Codes consisted of Bassett Furniture Industries, Inc., Dorel Industries, Inc.,   Ethan Allen Interiors, Inc., Flexsteel Industries, Inc., Hooker Furniture Corporation,  La-Z-Boy, Inc., Leggett & Platt, Inc., Natuzzi SPA-ADR, Nova Lifestyle, Inc., The Rowe Companies, Select Comfort Corporation, Stanley Furniture Company, Inc. and Tempur-Pedic International, Inc.

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

	Fiscal Year Ended (1)
	February 1,	February 2,	February 3,	January 29,	January 30,
	2015	2014	2013	2012	2011
	(In thousands, except per share data)
Income Statement Data:
Net sales	$244,350	$228,293	$218,359	$222,505	$215,429
Cost of sales	181,550	173,568	165,813	173,642	168,547
Gross profit	62,800	54,725	52,546	48,863	46,882
Selling and administrative expenses (2)	43,752	42,222	39,606	40,375	41,022
Restructuring charges (3)	-	-	-	-	1,403
Goodwill and intangible asset impairment charges (4)	-	-	-	1,815	396
Operating income	19,048	12,503	12,940	6,673	4,061
Other income (expense), net	350	(35)	53	272	108
Income before income taxes	19,398	12,468	12,993	6,945	4,169
Income taxes	6,820	4,539	4,367	1,888	929
Net income	12,578	7,929	8,626	5,057	3,240

Per Share Data:
Basic earnings per share	$1.17	$0.74	$0.80	$0.47	$0.30
Diluted earnings per share	$1.16	$0.74	$0.80	$0.47	$0.30
Cash dividends per share	0.40	0.40	0.40	0.40	0.40
Net book value per share (5)	13.30	12.57	12.19	11.78	11.78
Weighted average shares outstanding (basic)	10,736	10,722	10,745	10,762	10,757

Balance Sheet Data:
Cash and cash equivalents	$38,663	$23,882	$26,342	$40,355	$16,623
Trade accounts receivable	32,245	29,393	28,272	25,807	27,670
Inventories	44,973	49,016	49,872	34,136	57,438
Working capital	100,871	94,142	92,200	89,534	89,297
Total assets	170,755	155,481	155,823	149,171	150,411
Long-term debt	-	-	-	-	-
Shareholders' equity	142,909	134,803	131,045	127,113	126,770

(1)	Our fiscal years end on the Sunday closest to January 31. The fiscal years presented above all had 52 weeks, except for the fiscal year ended February 3, 2013, which had 53 weeks.

(2)	Selling and administrative expenses for fiscal 2014 include $2.1 million of startup costs pre-tax ($1.4 million, or $0.13 per share after tax) for our H Contract and Homeware business initiatives.

(3)
In fiscal 2011, we closed facilities in order to consolidate our domestic leather upholstered furniture operations.  As a result, we recorded $1.4 million pretax ($874,000 after tax, or $0.08 per share), principally for severance and asset impairment.

(4)	Based on our annual impairment analyses, we recorded the following intangible asset impairment charges:
a)	in fiscal 2012, $1.8 million pretax ($1.1 million after tax or $0.10 per share) on our Bradington-Young trade name; and
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

▪
The company-specific risks found in Item 1A “Risk Factors” of this report on Form 10-K. This section contains critical information regarding significant risks and uncertainties that we face. If any of these risks materialize, our business, financial condition and future prospects could be adversely impacted; and

▪
Our commitments and contractual obligations and off-balance sheet arrangements described on page 37 and in Note 15 on page F-27 of this report. These sections describe commitments, contractual obligations and off-balance sheet arrangements, some of which are not reflected in our consolidated financial statements.

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

The financial statements filed as part of this annual report on Form 10-K include the:

▪	fifty-two week period that began February 3, 2014 and ended on February 1, 2015 (fiscal 2015);
▪	fifty-two week period that began February 4, 2013 and ended on February 2, 2014 (fiscal 2014); and
▪	fifty-three week period that began January 30, 2012 and ended on February 3, 2013 (fiscal 2013).

Nature of Operations

Hooker Furniture Corporation (the “Company”, “we,” “us” and “our”) is a home furnishings marketing, design and logistics company offering worldwide sourcing of residential casegoods and upholstery, as well as domestically-produced custom leather and fabric-upholstered furniture. We were incorporated in Virginia in 1924 and are ranked among the nation’s top 10 largest publicly traded furniture sources, based on 2013 shipments to U.S. retailers, according to a 2014 survey published by Furniture Today, a leading trade publication. We are a key resource for residential wood and metal furniture (commonly referred to as “casegoods”) and upholstered furniture.  Our major casegoods product categories include accents, home office, dining, bedroom and home entertainment furniture under the Hooker Furniture brand.  Our residential upholstered seating companies include Bradington-Young, a specialist in upscale motion and stationary leather furniture, Hooker Upholstery, a line of imported leather upholstery, and Sam Moore Furniture, a specialist in upscale occasional chairs, settees, sofas and sectional seating with an emphasis on cover-to-frame customization.  An extensive selection of designs and formats along with finish and cover options in each of these product categories makes us a comprehensive resource for retailers primarily targeting the upper-medium price range.  For our core product line, our principal customers are retailers of residential home furnishings that are broadly dispersed throughout the United States. Our customers also include home furniture retailers in Canada and in nearly 40 other countries internationally. Other customers include independent furniture stores, specialty retailers, department stores, catalog and internet merchants, interior designers and national and regional chains.

To expand and grow beyond our core business, we launched two start-up brands during the 2014 fiscal year focused on serving the needs of emerging consumer groups on the opposite ends of the age and life stage spectrum. One, H Contract, focuses on the burgeoning senior living market of retirees. The other, Homeware, focuses on younger and more mobile consumers in the early stages of their careers, as well as those living in smaller or urban spaces.

H Contract supplies upholstered seating and casegoods to upscale senior living facilities throughout the country, working with designers specializing in the contract industry to provide functional furniture for senior living facilities that meets the style and comfort expectations of today’s retirees.

Homeware is an online-only brand which is sold through leading international e-commerce retailers as well as our own e-commerce website, homeware.com. It supplies unique chairs and ottomans designed to be assembled in minutes by the consumer with no tools or hardware required. Homeware also offers home accessories, living room tables, multi-seat upholstery and expects to offer entertainment centers and dining room furniture in fiscal 2016.

For financial reporting purposes, we are organized into three operating segments – casegoods furniture, upholstered furniture and all other. Prior to the fiscal 2015 third quarter, we reported our results of operations in two operating segments- casegoods and upholstery. We aggregated the results of our two new business ventures – H Contract and Homeware- with our casegoods segment in accordance with the provisions of ASC 280 Segment Reporting. We did this primarily due to the similarity of the products, production processes, distribution methods, types of customers and regulatory environment. These similarities persist and although H Contract and Homeware are likely to remain immaterial to our consolidated results of operations for the near-to-medium term, we believe that information about these businesses would be beneficial to the readers of our financial statements, as it is to management; therefore, we have separately disclosed information about them in the an “All other” segment. The financial information for fiscal 2014 and fiscal 2013 appearing in the tables and narratives contained in this item has been updated to conform to the fiscal 2015 presentation of our operating segments.

Overview

Consumer home furnishings purchases are driven by an array of factors, including general economic conditions such as:

▪	consumer confidence;
▪	availability of consumer credit;
▪	energy and other commodity prices; and
▪	housing and mortgage markets;

as well as lifestyle-driven factors such as changes in:

▪	fashion trends;
▪	disposable income; and
▪	household formation and turnover.

Since 2008, economic and economic-related factors, such as high unemployment and changing consumer priorities,  resulted in a somewhat depressed retail environment for discretionary purchases, including home furnishings and related products. However, the extended weakness in housing and housing-related industries has begun to show signs of sustained recovery, and mostly positive news on housing and consumer confidence is encouraging. We believe that our business and the home furnishings industry in general is gaining momentum, as the U.S. economy continues to recover from an extended downturn.

Our lower overhead, variable-cost import operations help drive our profitability and provide us with more flexibility to respond to changing demand by adjusting inventory purchases from suppliers. This import model requires constant vigilance due to a larger investment in inventory and longer production lead times. We constantly evaluate our imported furniture suppliers and when quality concerns, inflationary pressures, or trade barriers, such as duties and tariffs diminish our value proposition, we transition sourcing to other suppliers, often located in different countries or regions.

Our domestic upholstery operations, have significantly higher overhead and fixed costs than our import operations, and have been particularly affected by the depressed economic conditions over the past seven years.  During that time, we initiated extensive cost reduction efforts, which helped to mitigate the effect of the weakness in demand. Our upholstery segment operations have been profitable for the last three fiscal years; however, domestic upholstery profitability continues to lag behind our imported products.

The following are the primary factors that affected our consolidated results of operations for fiscal 2015.

▪	Consolidated net sales increased by $16.1 million or 7.0% to $244.4 million in fiscal 2015 and net income increased by $4.6 million or 58.6% to $12.6 million.
▪	Net sales increased primarily due to higher average selling prices in our casegoods and upholstery segments.
▪	Gross profit increased by $8.1 million or 14.8%, primarily due to:
o	decreased casegoods segment discounting, partially offset by increased returns and allowances;
o	a $1.1 million gross profit increase in our upholstery segment due primarily to higher net sales and gross margin improvements due to reduced manufacturing costs; and
o
a substantial increase in net sales for our H Contract business initiative as that business completes its first full year in operation and begins to establish itself in the contract furniture industry.

▪
Selling and administrative expenses decreased as a percentage of net sales, but increased in absolute terms by $1.5 million, primarily due to higher selling expenses associated with increased net sales, increased bonus expense due to improved earnings performance and increased bad debt expense due to the write-off of a large trade receivable during the fiscal year. These increases were partially offset by a variety of factors which are discussed in greater detail below.

▪
Consolidated operating profitability increased by $6.5 million or 52.4%, primarily due to a casegoods segment operating profitability increase of $5.1 million or 42.3% and an upholstery segment operating profitability increase of $958,000 or 50.1%.

Results of Operations

The following table sets forth the percentage relationship to net sales of certain items for the annual periods included in the consolidated statements of income:

	Fifty-two	Fifty-two	Fifty-three
	weeks ended	weeks ended	weeks ended
	February 1,	February 2,	February 3,
	2015	2014	2013
Net sales	100.0%	100.0%	100.0%
Cost of sales	74.3	76.0	75.9
Gross profit	25.7	24.0	24.1
Selling and administrative expenses	17.9	18.5	18.1
Operating income	7.8	5.5	5.9
Other income, net	0.2	0.0	0.1
Income before income taxes	7.9	5.5	6.0
Income taxes	2.8	2.0	2.0
Net income	5.1	3.5	4.0

Fiscal 2015 Compared to Fiscal 2014

Net Sales

	Fifty-two weeks ended		Fifty-two weeks ended
	February 1, 2015		February 2, 2014		$ Change	% Change
		% Net Sales		% Net Sales
Casegoods	$153,882	63.0%	$143,802	63.0%	$10,080	7.0%
Upholstery	86,362	35.3%	83,027	36.4%	3,335	4.0%
All Other	5,025	2.1%	1,487	0.7%	3,538	237.9%
Intercompany Eliminations	(919)	-0.4%	(23)	0.0%	(896)	3895.7%
Consolidated	$244,350	100.0%	$228,293	100.0%	$16,057	7.0%

Unit Volume and Average Selling Price

Unit Volume	FY15 % Increase vs. FY14	Average Selling Price	FY15 % Increase vs. FY14

Casegoods	-3.8%	Casegoods	11.5%
Upholstery	-2.3%	Upholstery	6.6%
All other	234.2%	All other	2.9%
Consolidated	-1.5%	Consolidated	9.3%

The increase in consolidated net sales in fiscal 2015 was primarily due to higher average selling prices in all operating segments, partially offset by lower casegoods and upholstery segment unit volume. Average selling price increased due to increased sales of products in the ‘best’ segment of our ‘better-best’ product assortment, as well as reduced casegoods discounting, which was a result of significant improvements in inventory management which reduced the amount of excess and obsolete inventory sold during the year and the discounts required to move those products. Unit volume decreases in our casegoods segment were primarily due to reduced sales of off-priced products, as well as reduced sales of the lower-priced Opus Designs and Envision products, as we exit those product lines.  Upholstery net sales increased due to net sales gains at both Sam Moore and Bradington-Young, which were due primarily to higher average selling prices, partially offset by lower unit volume. We believe that the all other segment percentages shown are of limited use since the businesses in this segment are starting from a very low base and just completed their first full fiscal year in operation.

Gross Profit

	Fifty-two weeks ended		Fifty-two weeks ended
	February 1, 2015		February 2, 2014		$ Change	% Change
		% Segment Net Sales		% Segment Net Sales
Casegoods	$44,868	29.2%	$38,762	27.0%	$6,106	15.8%
Upholstery	16,489	19.1%	15,393	18.5%	1,096	7.1%
All Other	1,465	29.2%	588	39.5%	877	149.1%
Intercompany Eliminations	(22)	2.4%	(18)	76.7%	(4)	22.2%
Consolidated	$62,800	25.7%	$54,725	24.0%	$8,075	14.8%

Consolidated gross profit increased, primarily due to:

o	decreased casegoods segment discounting, partially offset by increased returns and allowances;
o	a $1.1 million gross profit increase in our upholstery segment due primarily to higher net sales and reduced manufacturing costs; and
o
a substantial increase in net sales for our H Contract business initiative as that business completes its first full year in operation and begins to establish itself in the contract furniture industry.

Selling and Administrative Expenses

	Fifty-two weeks ended		Fifty-two weeks ended
	February 1, 2015		February 2, 2014		$ Change	% Change
		% Segment Net Sales		% Segment Net Sales
Casegoods	$27,582	17.9%	$26,612	18.5%	$970	3.6%
Upholstery	13,618	15.8%	13,480	16.2%	138	1.0%
All Other	2,552	50.8%	2,130	143.3%	422	19.8%
Consolidated	$43,752	17.9%	$42,222	18.5%	$1,530	3.6%

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
▪
salaries and benefits expense due to the retirement of an executive in early fiscal 2015 and decreases in medical claims expense and increases in the cash surrender value of Company-owned life insurance.

Upholstery segment selling and administrative expenses decreased as a percentage of net sales primarily due to increased net sales but increased in absolute terms primarily due to increased:

▪	bad debt expense due to the write-off of a customer account during the period; and
▪	benefits expense due to higher medical claims expense.

These increases were partially offset by decreased:

▪	advertising supplies due to better cost management; and
▪	professional services due to reduced manufacturing-related consulting.

All other segment selling and administrative expenses increased primarily due to completing its first full year of operations, which included increased spending on salaries, wages and benefits and marketing expenses as we grow these new business initiatives out of their start-up phases, and higher commissions and other variable costs due to increased sales.

Operating Income

	Fifty-two weeks ended		Fifty-two weeks ended
	February 1, 2015		February 2, 2014		$ Change	% Change
		% Segment Net Sales		% Segment Net Sales
Casegoods	$17,286	11.2%	$12,150	8.4%	$5,136	42.3%
Upholstery	2,871	3.3%	1,913	2.3%	958	50.1%
All Other	(1,087)	-21.6%	(1,542)	-103.7%	455	-29.5%
Intercompany Eliminations	(22)	2.4%	(18)	76.7%	(4)	22.2%
Consolidated	$19,048	7.8%	$12,503	5.5%	$6,545	52.3%

Operating income increased for fiscal 2015 compared to the prior year both as a percentage of net sales and in absolute terms, due to the factors discussed above.

Income Taxes

	Fifty-two weeks ended		Fifty-two weeks ended
	February 1, 2015		February 2, 2014		$ Change	% Change
		% Net Sales		% Net Sales
Consolidated income tax expense	$6,820	2.8%	$4,539	2.0%	$2,281	50.3%

Effective Tax Rate	35.2%		36.4%

We recorded income tax expense of $6.8 million during fiscal 2015, compared to $4.6 million for fiscal 2014, due primarily to higher taxable income.  The effective income tax rates for the two fiscal years were 35.2% and 36.4% respectively. The lower effective income tax rate in fiscal 2015 was due to  a smaller impact of certain permanent differences due to higher taxable income.

Net Income and Earnings Per Share

	Fifty-two weeks ended		Fifty-two weeks ended
	February 1, 2015		February 2, 2014		$ Change	% Change
Net Income		% Net Sales		% Net Sales
Consolidated	$12,578	5.1%	$7,929	3.5%	$4,649	58.6%

Diluted earnings per share	$1.16		$0.74

Fiscal 2014 Compared to Fiscal 2013

The tables and narratives in this section originally appeared in our fiscal 2014 annual report on Form 10-K. They have been updated to conform to the fiscal 2015 presentation of our operating segments. In the fiscal 2015 fiscal third quarter, we disaggregated H Contract and Homeware results from our casegoods segment and created an “all other” segment which consists of these two new business initiatives.

Net Sales

	Fifty-two weeks ended		Fifty-three weeks ended
	February 2, 2014		February 3, 2013		$ Change	% Change
		% Net Sales		% Net Sales
Casegoods	$143,802	63.0%	$141,064	64.6%	$2,738	1.9%
Upholstery	83,027	36.4%	77,295	35.4%	$5,732	7.4%
All Other	1,487	0.7%	-	0.0%	$1,487	NM
Intercompany Eliminations	(23)	0.0%	-	0.0%	$(23)	NM
Consolidated	$228,293	100.0%	$218,359	100.0%	$9,934	4.5%

Unit Volume	FY14 % Increase vs. FY13	Average Selling Price	FY14 % Increase vs. FY13

Casegoods	-3.4%	Casegoods	5.9%
Upholstery	1.2%	Upholstery	6.2%
All other	NM	All other	NM
Consolidated	-2.0%	Consolidated	6.3%

N.M.: percentage changes are not meaningful, as the all other segment had no sales activity prior to fiscal 2014.

Because we report on a fiscal year that ends on the Sunday closest to January 31st of each year, the 2013 fiscal year was one week longer than the comparable 2013 fiscal year. The following table presents average net sales per shipping day in thousands for the 2014 and 2013 fiscal years:

	Average Net Sales Per Shipping Day
	Fifty-two weeks ended	Fifty-three weeks ended	%
	February 2, 2014	February 3, 2013	Change
Casegoods	$575	$553	4.0%
Upholstery	332	303	9.6%
All other	6	-	NM
Consolidated	$913	$856	6.6%

Shipping Days	250	255

Gross Profit

	Fifty-two weeks ended		Fifty-three weeks ended
	February 2, 2014		February 3, 2013		$ Change	% Change
		% Segment Net Sales		% Segment Net Sales
Casegoods	$38,762	27.0%	$38,054	27.0%	$708	1.9%
Upholstery	15,393	18.5%	14,492	18.8%	901	6.2%
All Other	588	39.5%	-	0.0%	588	100.0%
Intercompany Eliminations	(18)	76.7%	-	0.0%	(18)	100.0%
Consolidated	$54,725	24.0%	$52,546	24.1%	$2,179	4.1%

Consolidated gross profit increased in absolute terms, but was essentially flat as percentage of net sales in fiscal 2014, as compared to the same prior-year period, primarily due to increased sales and higher average selling prices in the casegoods and upholstery segments and lower distribution costs in our casegoods segment due to the closure of several Asian warehouses and lower payroll expenses.

Selling and Administrative Expenses

	Fifty-two weeks ended		Fifty-three weeks ended
	February 2, 2014		February 3, 2013		$ Change	% Change
		% Segment Net Sales		% Segment Net Sales
Casegoods	$26,612	18.5%	$25,973	18.5%	$639	2.5%
Upholstery	13,480	16.2%	13,504	17.5%	(24)	-0.2%
All Other	2,130	143.3%	129	0.0%	2,001	100.0%
Consolidated	$42,222	18.5%	$39,606	18.1%	$2,616	6.6%

Consolidated selling and administrative expenses increased both in absolute terms and as a percentage of net sales in fiscal 2014 compared to the prior-year period.

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

Upholstery segment selling and administrative expenses decreased both in absolute terms and as a percentage of net sales due to increased sales volume. These decreases were partially offset by an increase in the upholstery segment’s share of Company-wide administrative costs.

All other segment selling and administrative expenses in both fiscal years consisted primarily of start-up costs for our H Contract and Homeware initiatives, which included product development, salaries and benefits for key personnel and preliminary marketing.

Operating Income

	Fifty-two weeks ended		Fifty-three weeks ended
	February 2, 2014		February 3, 2013		$ Change	% Change
		% Segment Net Sales		% Segment Net Sales
Casegoods	$12,150	8.4%	$12,082	8.6%	$197	1.6%
Upholstery	1,913	2.3%	987	1.3%	926	93.8%
All Other	(1,542)	-103.7%	(129)	0.0%	(1,413)	NM
Intercompany Eliminations	(18)	76.7%	-	0.0%	(18)	NM
Consolidated	$12,503	5.5%	$12,940	5.9%	$(437)	-3.4%

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

Financial Condition, Liquidity and Capital Resources

Balance Sheet and Working Capital

The following chart shows changes in our total assets, current assets, current liabilities, net working capital and working capital ratio at February 1, 2015 compared to February 2, 2014:

	Balance Sheet and Working Capital
	February 1, 2015	February 2, 2014	$ Change

Total Assets	$170,755	$155,481	$15,274

Cash	$38,663	$23,882	$14,781
Trade Receivables	32,245	29,393	2,852
Inventories	44,973	49,016	(4,043)
Prepaid Expenses & Other	4,057	4,758	(701)

Total Current Assets	$119,938	$107,050	$12,889

Trade accounts payable	$10,293	$7,077	$3,216
Accrued salaries, wages and benefits	4,824	3,478	1,346
Other accrued expenses, commissions and deposits	3,950	2,352	1,598

Total current liabilities	$19,067	$12,907	$6,160

Net working capital	$100,871	$94,142	$6,729

Working capital ratio	6.3 to 1	8.3 to 1

As of February 1, 2015, net working capital increased compared to February 2, 2014, due principally to increased cash and cash equivalents and higher accounts receivable, partially offset by lower inventories and higher accounts payable and accrued expenses.

▪  Fiscal 2015 operating income and other balance sheet changes contributed to the increased cash balances.
▪  Accounts receivable was higher due to increased sales in the fiscal 2015 fourth quarter compared to the prior year
▪  Decreased inventories were the result of increased net sales and due to better matching inventory levels with projected demand.
▪  Trade accounts payable were higher due to the timing of payments.
▪  Increased accrued salaries, wages and benefits were due to higher bonus accruals due to increased earnings.
▪  Increased other accrued expenses were due to current year income tax accruals.

Total assets also increased due to increases in non-current assets including:

▪  a $1.6 million mortgage receivable recorded on the sale of our Cloverleaf warehouse facility in fiscal 2015; and
▪  a $1.5 million increase in the cash surrender value of Company-owned life insurance.

Increases in total assets were partially offset by decreased net property, plant and equipment due to the sale of our Cloverleaf warehouse facility in fiscal 2015.

Summary Cash Flow Information – Operating, Investing and Financing Activities

	Fifty-Two Weeks Ended	Fifty-Two Weeks Ended	Fifty-Three Weeks Ended
	February 1,	February 2,	February 3,
	2015	2014	2013
Net cash provided by (used in) operating activities	$22,768	$5,696	$(3,333)
Net cash used in investing activities	(3,681)	(3,855)	(4,623)
Net cash used in financing activities	(4,306)	(4,301)	(6,057)
Net increase (decrease) in cash and cash equivalents	$14,781	$(2,460)	$(14,013)

During fiscal 2015, $22.8 million of cash generated from operations and cash on hand funded cash dividends of $4.3 million, purchases of property and equipment of $3.0 million and Company-owned life insurance premium payments of $789,000.  Company-owned life insurance policies are in place to compensate us for the loss of key employees, to facilitate business continuity and to serve as a funding mechanism for certain executive benefits.

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

Liquidity, Financial Resources and Capital Expenditures

Our financial resources include:

▪	available cash and cash equivalents, which are highly dependent on incoming order rates and our operating performance;
▪	expected cash flow from operations;
▪	available lines of credit; and
▪	the cash surrender value of Company-owned life insurance.

We believe these resources are sufficient to meet our business requirements through fiscal 2016 and for the foreseeable future, including:

▪	capital expenditures;
▪	working capital, including capital required for insourcing our upholstery segment trade receivables in fiscal 2016 and for our new business initiatives;
▪	the payment of regular quarterly cash dividends on our common stock, including increased dividends or one-time “special” dividends; and
▪	the servicing of any long-term debt related to strategic growth.

As of February 1, 2015, we had an aggregate $13.5 million available under our revolving credit facility to fund working capital needs. Standby letters of credit in the aggregate amount of $1.5 million, used to collateralize certain insurance arrangements and for imported product purchases, were outstanding under the revolving credit facility as of February 1, 2015.  There were no additional borrowings outstanding under the revolving credit facility on February 1, 2015.

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

We were in compliance with each of these financial covenants at February 1, 2015 and expect to remain in compliance with existing covenants for the foreseeable future. The loan agreement does not restrict our ability to pay cash dividends on, or repurchase shares of, our common stock, subject to complying with the financial covenants under the agreement.

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

In order to realize operational efficiencies, cost savings, leverage best practices and present a single face to our customers, we plan to end our factoring relationship as our new ERP system becomes fully operational for our domestic upholstery companies, which we expect to occur at Sam Moore in the first half of fiscal 2016 and in the second half of fiscal 2016 at Bradington-Young. We expect collections may slow somewhat as we transition these receivables in-house. However, given our current and projected liquidity, we do not expect the transition to have a material adverse effect on our future liquidity.

Capital Expenditures

We expect to spend between $2.5 million to $3.5 million in capital expenditures in the 2016 fiscal year to maintain and enhance our operating systems and facilities. Of these estimated amounts, we expect to spend approximately $650,000 on the implementation of our ERP system in our upholstery segment during fiscal 2016.

Enterprise Resource Planning

Our new Enterprise Resource Planning (ERP) system became operational for our casegoods and imported upholstery operations early in the third quarter of fiscal 2013. ERP conversion efforts began for our domestic upholstery units early in the fiscal 2014 first quarter, with full implementation scheduled to be completed during fiscal 2016. Once all segments are fully operational on the ERP platform, we expect to realize operational efficiencies and cost savings as well as present a single face to our customers and leverage best practices across the organization.

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

Share Repurchase Authorization

During the fiscal 2013 first quarter, our Board of Directors authorized the repurchase of up to $12.5 million of the Company’s common shares. The authorization does not obligate us to acquire a specific number of shares during any period and does not have an expiration date, but it may be modified, suspended or discontinued at any time at the discretion of our Board of Directors. Repurchases may be made from time to time in the open market, or through privately negotiated transactions or otherwise, in compliance with applicable laws, rules and regulations, and subject to our cash requirements for other purposes, compliance with the covenants under the loan agreement for our revolving credit facility and other factors we deem relevant. We have entered into a trading plan under Rule 10b-18 and Rule 10b5-1 of the Securities Exchange Act of 1934 for affecting some or all of the purchases under this repurchase authorization. The trading plan contains provisions that could restrict the amount and timing of purchases. We can terminate this plan at any time. In fiscal 2013, we used approximately $671,000 of the authorization to purchase 57,700 of our common shares (at an average price of $11.63 per share). No shares were purchased during fiscal 2015 or fiscal 2014. Approximately $11.8 million remains available for future purchases under the authorization as of the end of the 2015 fiscal year.

Dividends

On March 9, 2015, our Board of Directors declared a quarterly cash dividend of $0.10 per share, payable on April 3, 2015 to shareholders of record at March 20, 2015.

Commitments and Contractual Obligations

As of February 1, 2015, our commitments and contractual obligations were as follows:

	Cash Payments Due by Period (In thousands)
	Less than			More than
	1 Year	1-3 Years	3-5 Years	5 years	Total
Deferred compensation payments (1)	$354	$1,047	$1,323	$11,888	$14,612
Operating leases (2)	1,942	2,918	2,507	1,481	8,848
Other long-term obligations (3)	113	48	15	-	176
Total contractual cash obligations	$2,409	$4,013	$3,845	$13,369	$23,636
__________________

(1)
These amounts represent estimated cash payments to be paid to participants in our supplemental retirement income plan or “SRIP” through fiscal year 2043, which is 15 years after the last current SRIP participant is assumed to have retired. The present value of these benefits (the actuarially derived projected benefit obligation for this plan) was approximately $8.4 million at February 1, 2015 and is shown on our consolidated balance sheets, with $354,000 recorded in current liabilities and $8.0 million recorded in long-term liabilities. Projected obligations for deferred compensation payments increased approximately $3 million at February 1, 2015 as compared to February 2, 2014, primarily due to the impact of lower discount rates.  The monthly retirement benefit for each participant, regardless of age, would become fully vested and the present value of that benefit would be paid to each participant in a lump sum upon a change in control of the Company as defined in the plan. See note 10 to the consolidated financial statements beginning on page F-19 for additional information about the SRIP.

(2)
These amounts represent estimated cash payments due under operating leases for real estate utilized in our operations and warehouse and office equipment. Approximately $10 million of these estimated cash payments pertain to two leases: (1) Our CDC II warehouse and distribution facility and (2) our showroom at the International Home Furnishings Center. See Item 2 “Properties,” for a description of our leased real estate. Total operating lease obligations at February 1, 2015 increased approximately $9 million as compared to February 2, 2014, primarily due to a seven–year operating lease initiated during fiscal 2015 for our CDC II warehouse and distribution facility.

(3)
These amounts represent estimated cash payments due under various long-term service and support agreements, for items such as warehouse management services, information technology support and human resources related consulting and support.

Off-Balance Sheet Arrangements

Standby letters of credit in the aggregate amount of $1.5 million, used to collateralize certain insurance arrangements and for imported product purchases, were outstanding under our revolving credit facility as of February 1, 2015.  See the “Commitments and Contractual Obligations” table above and Note 16 to the consolidated financial statements included in this annual report on Form 10-K for additional information on our off-balance sheet arrangements.

Recently Issued Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-08, which updated the guidance in ASC Topic 205, Presentation of Financial Statements, and ASC Topic 360, Property, Plant and Equipment. The amendments in ASU 2014-08 change the criteria for reporting discontinued operations for all public and nonpublic entities. The amendments also require new disclosures about discontinued operations and disposals of components of an entity that do not qualify for discontinued operations reporting. This guidance will become effective for all disposals (or classifications as held for sale) of components of an entity that occur within annual periods beginning on or after December 15, 2014, and interim periods within those years, with early adoption being permissible. This guidance is effective for us beginning in our 2016 fiscal year, which begins in February 2015. The adoption of this guidance is not expected to have a material impact upon our financial condition or results of operations.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for us in the first quarter of fiscal 2019 (February 2018). Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. We are evaluating the effect that ASU 2014-09 will have on our consolidated financial statements and related disclosures. We have not yet selected a transition method nor have we determined the effect of the standard on our ongoing financial reporting.

In January 2015, the FASB issued ASU No. 2015-01, Income Statement — Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items. ASU 2015-01 eliminates the concept of reporting extraordinary items, but retains current presentation and disclosure requirements for an event or transaction that is of an unusual nature or of a type that indicates infrequency of occurrence. Transactions that meet both criteria would now also follow such presentation and disclosure requirements. The guidance is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015. Early adoption is permitted; however, adoption must occur at the beginning of an annual period. Therefore the amendments in ASU 2015-01 will become effective for us as of the beginning of our 2017 fiscal year in February 2016. The adoption of this guidance is not expected to have a material impact upon our financial condition or results of operations.

Strategy

Our strategy is to offer world-class style, quality and product value as a complete residential casegoods and upholstered furniture resource through excellence in product design, global sourcing, manufacturing, logistics, sales, marketing and customer service.  We strive to be an industry leader in sales growth and profitability performance, thereby providing an outstanding investment for our shareholders and contributing to the well-being of our customers, employees, suppliers and communities.  Additionally, we strive to nurture the relationships, teamwork and integrity that characterizes our corporate culture and that has distinguished our company for over 90 years.

Fiscal 2015 in Review

Our business gained increased momentum in fiscal 2015 and we ended the year with two of the strongest sales quarters in the past six years.  As the U.S. economy continued to strengthen and build on the slow but steady growth of the last few years, the home furnishings industry benefited from more of that economic growth than in previous years. We believe the casegoods sector of the industry seems to have finally regained momentum after several years of slow growth. In addition to the gains attributable to the improving economy and furniture segment, we think our investments in people, processes, systems, and strategic initiatives also contributed to this year’s results.  While we believe there is still much work to do to realize the full benefits of our investments, we are pleased with our fiscal 2015 results and with the momentum we are seeing internally and externally.

2014 Spring and Fall Furniture Markets

We have been encouraged by our experience at the Spring and Fall International Home Furnishing Markets held in April and October of 2014.  In addition to good customer interest in our ‘best’ products, we believe we are making greater inroads into the ‘good’ and ‘better’ price points.  Well-received product from the April market is now shipping and demand from our Vietnam consolidating warehouse exceeded initial expectations.  At the Fall market, we introduced seventy-five new pieces in a five-year anniversary introduction for a very successful existing casegoods collection. Two other casegoods collections in our growing “better” price point range were also well-received, as well as a more contemporary collection targeted at younger, urban lifestyles. In our upholstery segment, we had very good responses to Bradington-Young’s new motion upholstery program and a moderately-priced sofa and recliner program. At Sam Moore, we had a strong rebound following a lackluster market this past April which was due to long lead times, resulting in a reduction of written business at the Spring market. In addition to the positive reception to our product introductions at market, we have recently found retailers to be more optimistic than in recent memory.

Casegoods Segment

We achieved one of our internal targets in the casegoods segment in fiscal 2015 by generating an operating profit margin of over 10%. The 11.2% operating profit margin realized in fiscal 2015 compares to 8.4% in the prior year. We were pleased with this achievement and believe we can continue to make smaller, incremental improvements as we move forward.

Casegoods sales increased about $10 million, thanks to rejuvenated container direct and international businesses, as well as much lower discounting of our non-container sales. Reduced discounting contributes to improved profitability on a dollar-for-dollar basis and was a significant contributor to our consolidated fiscal 2015 profitability. We believe lower discounting to be partially due to the improved casegoods sales environment, but also a product of our improved sales and operations planning process, as well as an increased focus on account profitability, a by-product of sales management changes we implemented in fiscal 2014.

Fiscal 2015 performance also suggests a growing recovery in casegoods’ sales and higher retailer confidence in the ability to sell large-ticket bedroom, dining and occasional furniture. Significant increases in our container-direct shipments to retailers from our Asian warehouse program in fiscal 2015, particularly in the first, third and fourth quarters, helped drive our fiscal year-to-date sales performance. We have strengthened our container-direct offering with a good service position on a broader selection of best sellers, and we believe that retailers are becoming more comfortable committing to the larger container purchases. We expect additional growth in container direct shipments in fiscal 2016.

We introduced a new Vietnam-based warehouse container direct program to retailers at the Spring Market which became operational at the end of the fiscal 2015 third quarter. Initial demand for the program was strong. While our China-based warehouse program focuses on the “best” price points in our better-best assortment, the Vietnam-based warehouse program focuses on the “better” price point. We believe this program will strengthen our value proposition to our customers in the better price range. We expect the landed savings to retailers from this container program, compared to the same products sold out of our Martinsville warehouse, will be in the high single digits to low double-digits percentage range.

Additionally, we also saw a full year’s benefits from a sales management reorganization we implemented during the middle of the 2013 calendar year, in which we shifted from a sales management group organized around brand and product specialization to a regional management focus. The regional management strategy has enhanced the effectiveness of our sales efforts across our casegoods and upholstery operating segments.

Another factor in the casegoods sales increase in the first nine-months of fiscal 2015 was a national promotion conducted in March-April 2014. Sales of the targeted collection increased as a result of this effort, which achieved over 15 million consumer impressions for the collection and a drive-to-retail message across a wide spectrum of top digital and social media venues, including our own websites. In October and November, we conducted a national campaign promoting  another top-selling casegoods collection that achieved a total of eighty-six million consumer impressions and directed consumers to our website and its retailer locator. This was by far the highest number of brand impressions we have achieved with a digital campaign, and encompassed both display advertising and paid social media. We believe that our new state-of-the art, consumer-centric website, which debuted in August, is also contributing to improved casegoods sales. All the metrics related to performance of the new website are trending positively.

Upholstery Segment

Upholstery segment sales also increased, but at a somewhat lower rate than casegoods; however, we note several positives in this segment as well. Overall upholstery net sales were up 4.0% in fiscal 2015, on the strength of a nearly 7% sales increase at Sam Moore, modest sales growth at Bradington-Young (BY), partially offset by a small decline at Hooker Upholstery. We’re pleased to report that after a slow start to the year, our Hooker Upholstery division ended the year with a fourth quarter sales growth in line with company-wide growth.

Sam Moore’s operating results were below expectations for the year; however, operating income increased by about $900,000, net sales increased about 7% and order backlogs and delivery times were reduced - all against the backdrop of  many thousands of staff hours devoted to the manufacturing phase of our ERP implementation. Currently, order backlogs are near our goal of five weeks or less. We believe that retail sales associates are again recommending and selling Sam Moore products with greater confidence and without the hesitation they once had that deliveries of Sam Moore items would be delayed. Gaining the confidence of retail sales professionals is critical, since they are such a key, front-line advocate for our brand.  Our expectation is for steady sequential improvements over the next several quarters; however, this depends on a consistent rate of incoming orders at current or increased levels, among other factors. Orders were down 1.1% in fiscal 2015, but were up 3.1% in in the first two months of fiscal 2016.  We expect Sam Moore’s operating profitability to improve incrementally over the next few years before reaching our target of mid-to-upper single digit operating margins. We expect to continue to build on engineering projects to improve manufacturing efficiency and quality and expect they will benefit from the information and control provided by our new ERP system, which is expected to contribute to improved materials planning,  inventory management and cost analysis. While Sam Moore was not profitable in fiscal 2015, we expect it to be in the 2016 fiscal year.

Bradington-Young’s (BY) fiscal 2015 performance continued its string of stable, consistent results.  We continue to work to improve manufacturing efficiencies, reduce costs and grow sales. We believe the BY sales increase was driven in part by the introduction of a moderately-priced leather recliner program and an in-stock, quick ship program – Bradington-Young Express or “BYX”, both of which we introduced this summer. BY orders were up nearly 5% in fiscal 2015 and are up 7% through the first two months of fiscal 2016. Additionally, we introduced a stationary leather sofa program at the Fall 2014 market to strengthen our opening price points. The program offers several sofas with superior construction and cover selection from which to choose, and at what we believe to be a key wholesale price point. We feel that Bradington-Young is on solid footing to achieve our profitability expectations.  B-Y was in the mid-single digits in operating margin in fiscal 2015.

As we continue to deal with rising prices from leather suppliers, we’re finding it important to fine-tune our value equation in both the Bradington-Young domestically-produced line and the Hooker Upholstery imported leather line. Because of these price increases, along with increasing labor costs at our Asian suppliers, the price gap between our domestic and imported leather lines is narrowing; therefore, we are strengthening our opening price points in both lines to offer a better value proposition for both. We are also seeking to be more creative and innovative in our design and color direction. Overall, we are doing whatever we can to mitigate rising costs without sacrificing gross margins. Upholstery management continues to work with BY to improve the perceived value of its imported leather products.  The increase in leather costs has had some positive impact in reducing competition in the leather market. As leather has been positioned more firmly as a luxury product, the promotional players are moving away from leather to less expensive alternative covers. However, more expensive leather furniture also makes fabric and leather alternative covers more attractive to consumers. As a result of these trends, Hooker Upholstery net sales were down 1.5% in fiscal 2015. While Hooker Upholstery orders decreased in the single digits in fiscal 2015, we note that prior year orders were up nearly 7% in fiscal 2014.

Future upholstery profitability increases will continue to require us to increase sales while maintaining Bradington-Young gross margins at, or close to, current levels, improve manufacturing processes and work flow at the Sam Moore facility, and minimize the impact of raw material and labor costs increases.

All other Segment

Our all other segment includes our new business initiatives - H Contract and Homeware. In their first full years of operations, our two new strategic initiatives contributed $5.0 million in net sales, an increase of over 200% over the partial-year operations in fiscal 2014.  While still in their infancy, we see positive signs for the future, especially at our H Contract division, which reported a small operating profit in fiscal 2015.

We are pleased that H Contract order activity is increasing, as is the size of bid opportunities as the H Contract brand becomes better established in the industry. Fiscal 2015 brought many new customer relationships, wider sales representation, an expanded product line and increased business with existing customers.  We look forward to significant sales and profitability growth in the coming year and have a positive long-term outlook for H Contract.

Our Homeware division had a challenging year, as sales and operating income were considerably below expectations.  Homeware is not yet profitable; however, brand building continues to be a challenge in the crowded e-commerce space. We continue to fine-tune our business model as we learn more about the e-commerce environment. Competing for clicks in the broad internet marketplace can be challenging and expensive, which makes building a retail e-commerce brand a long-term commitment and one which requires constant attention to marketplace dynamics.  On the wholesale side of the Homeware business, we have partnered with some of the top home furnishings e-retailers in the market and are expanding in that channel.  We continue, although more slowly than planned, to introduce innovative, stylish products and new product categories and we continue to develop promotional programs with our e-commerce partners.  With this in mind, we are shifting our focus to the wholesale component of this business, while continuing to maintain the Homeware.com website as both a sales outlet and a source of product information, brand building and consumer inspiration. We remain enthusiastic about the brand and the future of online furniture retailing and believe the Homeware initiative is critical to address the migration of retail business to online outlets. We expect it will take longer than H Contract to reach critical mass and profitability. However, we view this investment as a vital step toward the future of consumer-centric home furniture retailing.

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

Our business is subject to a number of significant risks and uncertainties, including our reliance on offshore sourcing, any of which can adversely affect our business, results of operations, financial condition or future prospects. For a discussion of risks and uncertainties that we face, see Item 1A, “Risk Factors” and “Forward Looking Statements” beginning on page 12 of this report.

Customs Penalty

In September 2009, U.S. Customs and Border Protection (“CBP”) issued an audit report asserting that we had not paid all required antidumping duties due with respect to certain bedroom furniture we imported from China. In February 2015, CBP assessed a civil penalty of approximately $2.1 million and unpaid duties of approximately $500,000 on the matter.  We assert that no antidumping duties are due and that there is no basis for the imposition of a penalty.  We intend to defend against the penalty vigorously. In the opinion of management, the ultimate disposition of this matter will not have a material adverse effect on our consolidated financial position, results of operations, or liquidity.

Outlook

So far in fiscal 2016, we have seen flat demand for our products compared to the same period a year ago. We have experienced price increases on imported products from China and rising ocean freight costs, after several years of stability; however, we expect to offset these rising costs with a March 30, 2015 price increase.

Given the mostly positive economic news over the past year, we are optimistic about our longer-term future, both with our core businesses and our new ventures. In particular, recent news about record U.S. household wealth, rising home prices and increased home equity is particularly encouraging, since we believe our performance is tied to the strength of the U.S. housing market, and is particularly sensitive to consumer confidence, which is, in part, tied to household wealth and financial markets. We believe we are positioned to capitalize on continued improvements in the economy as they occur.

We continue to increase production capacity at our upholstery manufacturing facilities, maintain good inventory positions on our best-selling casegoods products and promote what we believe to be our strongest product line in several years.

As we progress through 2016, we will focus on:

▪	evaluating ways to expand into new distribution channels, including strategic acquisitions;
▪	growing and improving the profitability of our new business initiatives;
▪	building on our initial successes in expanding our merchandising reach in the “better” parts of our “good-better-best” casegoods product offerings;
▪	successfully launching our newly-licensed Cynthia Rowley home furnishings collection;
▪	improving the product assortment and value proposition of the Hooker Upholstery imported products line;
▪	achieving operating profitability and increasing production capacity at Sam Moore;
▪	mitigating inflation on our imported products and raw materials;
▪	maintaining proper inventory levels and optimizing product availability on best-selling items;
▪	strengthening our relationships with key vendors and sourcing product from cost-competitive locations and from quality-conscious sourcing partners;
▪	offering an array of new products and designs, which we believe will help generate additional sales;
▪	upgrading and refining our information systems capabilities to support our businesses, including implementing our ERP system in our upholstery segment; and
▪	controlling costs.

We face a number of significant risks and uncertainties, as more fully discussed in Item 1A, “Risk Factors” beginning on page 12 and in our “Forward Looking Statements” beginning on page 11, that can affect adversely our results of operations and financial condition.

Environmental Matters

Hooker Furniture is committed to protecting the environment.  As a part of our business operations, our manufacturing sites generate non-hazardous and hazardous wastes; the treatment, storage, transportation and disposal of which are subject to various local, state and national laws relating to environmental protection.  We are in various stages of investigation, remediation or monitoring of alleged or acknowledged contamination at current or former manufacturing sites for soil and groundwater contamination,  none of which we believe is material to our results of operations or financial position.  Our policy is to record monitoring commitments and environmental liabilities when expenses are probable and can be reasonably estimated.  The costs associated with our environmental responsibilities, compliance with federal, state and local laws regulating the discharge of materials into the environment, or costs otherwise relating to the protection of the environment, have not had and are not expected to have a material effect on our financial position, results of operations, capital expenditures or competitive position.

We participate in a voluntary industry-wide environmental stewardship program referred to as Enhancing Furniture’s Environmental Culture or “EFEC.” In September of fiscal 2010, the American Home Furnishings Alliance granted us initial EFEC registration, recognizing the successful company-wide implementation of the EFEC program, which includes the successful reduction of water and electricity usage, recycling efforts to reduce landfill use and the implementation of a community outreach program. Since our initial registration we have:

▪	recycled over 800,000 pounds of paper, cardboard and plastic;
▪	reduced electricity usage by an average of 5% per year; and
▪	reduced natural gas usage by an average of 3% per year.

We are inspected annually by the EFEC organization in order to maintain our registration under this program and are currently certified through January 2016.

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

For quarterly reporting purposes, we determine our annual effective income tax rate based on forecasted pre-tax book income and forecasted permanent book and tax differences. The rate is established at the beginning of the year and is evaluated on a quarterly basis.  We consider the level and mix of income of our separate legal entities, statutory tax rates, business credits available in the various jurisdictions in which we operate and permanent tax differences. Significant judgment is required in evaluating tax positions that affect the annual tax rate.   Any changes to the forecasted information may cause adjustments to the effective rate. Additional tax, interest and penalties associated with uncertain tax positions are recognized in tax expense on a quarterly basis.

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

The impairment test for our property, plant and equipment requires us to assess the recoverability of the value of the assets by comparing their net carrying value to the sum of undiscounted estimated future cash flows directly associated with and arising from use and eventual disposition of the assets. We principally use our internal forecasts to estimate the undiscounted future cash flows used in our impairment analyses. These forecasts are subjective and are largely based on management’s judgment, primarily due to the changing industry in which we compete; changing consumer tastes, trends and demographics and the current economic environment. We monitor changes in these factors as part of the quarter-end review of these assets. While our forecasts have been reasonably accurate in the past, during periods of economic instability, uncertainty, or rapid change within our industry, we may not be able to accurately forecast future cash flows from our long-lived assets and our future cash flows may be diminished. Therefore, our estimates and assumptions related to the viability of our long-lived assets may change, and are reasonably likely to change in future periods. These changes could adversely affect our consolidated statements of income and consolidated balance sheets. As of February 1, 2015, the fair value of our property, plant and equipment was substantially in excess of its carrying value.

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

Trade names are tested for impairment annually as of the end of our fiscal year or more frequently if events or changes in circumstances indicate that the asset might be impaired.  Circumstances that could indicate a potential impairment include, but are not limited to:

▪	a significant adverse change in the economic or business climate either within the furniture industry or the national or global economy;
▪	significant changes in demand for our products;
▪	loss of key personnel; and
▪	the likelihood that a reporting unit or significant portion of a reporting unit will be sold or otherwise subject to disposal.

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

At February 1, 2015, the fair value of our Bradington-Young trade name exceeded its carrying value by approximately $1.2 million, and the fair value of our Sam Moore trade name was approximately $751,000 in excess of its carrying value

Concentrations of Sourcing Risk

We source imported products through approximately 20 different vendors, from approximately 20 separate factories, located in five countries.  Because of the large number and diverse nature of the foreign factories from which we can source our imported products, we have some flexibility in the placement of products in any particular factory or country.

Factories located in China and Vietnam are an important resource for Hooker Furniture.  In fiscal year 2015, imported products sourced from China and Vietnam accounted for approximately 73% and 20%, respectively, of import purchases, and the factory in China from which we directly source the most product accounted for approximately 59% of our worldwide purchases of imported product.  A sudden disruption in our supply chain from this factory, or from China in general, could significantly impact our ability to fill customer orders for products manufactured at that factory or in that country.  If such a disruption were to occur, we believe that we would have sufficient inventory currently on hand in and in transit to our U.S. warehouses in Martinsville, VA to adequately meet demand for approximately four months, with an additional one and one quarter months available for immediate shipment from our Asia warehouse. Also, with the broad spectrum of product we offer, we believe that, in some cases, buyers could be offered similar product available from alternative sources.  We believe that we could, most likely at higher cost, source most of the products currently sourced in China from factories in other countries and could produce certain upholstered products domestically at our own factories.  However, supply disruptions and delays on selected items could occur for six months.  If we were to be unsuccessful in obtaining those products from other sources, or at comparable cost, then a sudden disruption in the supply chain from our largest import furniture supplier, or from China in general, could have a short-term material adverse effect on our results of operations.  Given the capacity available in China and other low-cost producing countries, we believe the risks from these potential supply disruptions are manageable.

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

Amounts outstanding under our revolving credit facility would bear interest at variable rates. In the past, we have entered into swap agreements to hedge against the potential impact of increases in interest rates on our floating-rate debt instruments. There was no outstanding balance under our revolving credit facility as of February 1, 2015, other than standby letters of credit in the amount of $1.5 million.  Therefore, a fluctuation in market interest rates of one percentage point (or 100 basis points) would not have a material impact on our results of operations or financial condition.

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

None.

ITEM 9A.  CONTROLS AND PROCEDURES

General Description of Internal Control over Financial Reporting

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended February 1, 2015. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of February 1, 2015, the end of the period covered by this annual report, to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to the Company’s management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure and are effective to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Management’s Annual Report on Internal Control over Financial Reporting

In accordance with Section 404 of the Sarbanes-Oxley Act and SEC rules thereunder, management has conducted an assessment of our internal control over financial reporting as of February 1, 2015.  Management’s report regarding that assessment is included on page F-2 of this report, with our consolidated financial statements, and is incorporated herein by reference.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting for our fourth quarter ended February 1, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

Hooker Furniture Corporation
Part III

In accordance with General Instruction G (3) of Form 10-K, most of the information called for by Items 10, 11, 12, 13 and 14 of Part III will be incorporated by reference to the Company’s definitive Proxy Statement for its Annual Meeting of Shareholders scheduled to be held June 4, 2015 (the “2015 Proxy Statement”), as set forth below.

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information relating to our directors will be set forth under the caption “Proposal One Election of Directors” in the 2015 Proxy Statement and is incorporated herein by reference.

Information relating to our executive officers is included in Part I of this report under the caption “Executive Officers of Hooker Furniture Corporation” and is incorporated herein by reference.

Information relating to compliance with Section 16(a) of the Exchange Act will be set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2015 Proxy Statement and is incorporated herein by reference.

Information relating to the code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions will be set forth under the caption “Code of Business Conduct and Ethics” in the 2015 Proxy Statement and is incorporated herein by reference.

Information relating to material changes, if any, in the procedures by which shareholders may recommend nominees for our Board of Directors will be set forth under the caption “Procedures for Shareholder Recommendations of Director Nominees” in the 2015 Proxy Statement and is incorporated herein by reference.

Information relating to the Audit Committee of our Board of Directors, including the composition of the Audit Committee and the Board’s determinations concerning whether certain members of the Audit Committee are “financial experts” as that term is defined under Item 407(d)(5) of Regulation S-K will be set forth under the captions “Corporate Governance” and “Audit Committee” in the 2015 Proxy Statement and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

Information relating to this item will be set forth under the captions “Report of the Compensation Committee,” “Executive Compensation” and “Director Compensation” in the 2015 Proxy Statement and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Information relating to this item will be set forth under the captions “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management” in the 2015 Proxy Statement and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information relating to this item will be set forth in the last paragraph under the caption “Audit Committee” and the caption “Corporate Governance” in the 2015 Proxy Statement and is incorporated herein by reference.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Information relating to this item will be set forth under the caption “Proposal Three Ratification of Selection of Independent Registered Public Accounting Firm” in the 2015 Proxy Statement and is incorporated herein by reference.

Hooker Furniture Corporation
Part IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)           Documents filed as part of this report on Form 10-K:

(1)  The following financial statements are included in this report on Form 10-K:

Management’s Report on Internal Control Over Financial Reporting

Reports of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of February 1, 2015 and February 2, 2014.

Consolidated Statements of Income for the fifty-two week periods ended February 1, 2015 and February 2, 2014 and the fifty-three week period ended February 3, 2013.

Consolidated Statements of Comprehensive Income for the fifty-two week periods ended February 1, 2015 and February 2, 2014, and the fifty-three week period ended February 3, 2013.

Consolidated Statements of Cash Flows for the fifty-two week periods ended February 1, 2015 and February 2, 2014 and the fifty-three week period ended February 3, 2013.

Consolidated Statements of Shareholders’ Equity for the fifty-two week periods ended February 1, 2015 and February 2, 2014 and the fifty-three week period ended February 3, 2013.

Notes to Consolidated Financial Statements

(2)   Financial Statement Schedules:

Financial Statement Schedules have been omitted because the information required has been separately disclosed in the consolidated financial statements or related notes.

(b)          Exhibits:

3.1
Amended and Restated Articles of Incorporation of the Company, as amended March 28, 2003 (incorporated by reference to Exhibit 3.1 of the Company’s Form 10-Q (SEC File No. 000-25349) for the quarter ended February 28, 2003)

3.2
Amended and Restated Bylaws of the Company as amended December 10, 2013 (incorporated by reference to Exhibit 3.2 of the Company’s Form 10-K (SEC File No. 000-25349) for the fiscal year ended February 2, 2014)

4.1	Amended and Restated Articles of Incorporation of the Company (See Exhibit 3.1)

4.2	Amended and Restated Bylaws of the Company (See Exhibit 3.2)

Pursuant to Regulation S-K, Item 601(b)(4)(iii), instruments, if any, evidencing long-term debt not exceeding 10% of the Company’s total assets have been omitted and will be furnished to the Securities and Exchange Commission upon request.

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

10.1(g)
Employment Agreement, dated August 22, 2011, between Michael W. Delgatti, Jr. and the Company (incorporated by reference to Exhibit 10.1(l) of the Company’s Form 10-K (SEC File No. 000-25349) filed on April 12, 2013)*

10.1(h)
Consulting Letter Agreement dated May 21, 2014, between the Company and Alan D. Cole. (incorporated by reference to Exhibit 10.1(b) of the Company’s Form 10-Q (SEC File No. 000-25349) for the quarter ended May 4, 2014)*

10.2(a)
Loan Agreement, dated as of December 7, 2010, between Bank of America, N.A. and the Company (incorporated by referenced to Exhibit 10.1 of the Company’s Current Report on Form 8-K (SEC File No. 000-25349) filed on December 8, 2010

10.2(b)
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

32.1
Rule 13a-14(b) Certification of the Company’s principal executive officer and principal financial officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

101
The following financial statements from the Company's Annual Report on Form 10-K for the fiscal year ended February 1, 2015, formatted in Extensible Business Reporting Language (“XBRL”): (i) consolidated balance sheets, (ii) consolidated statements of income, (iii) consolidated statements of comprehensive income, (iv) consolidated statements of cash flows, (v) consolidated statements of shareholders’ equity and (vi) the notes to the consolidated financial statements, tagged as blocks of text (filed herewith)

*Management contract or compensatory plan

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOOKER FURNITURE CORPORATION

April 17, 2015                                                                              /s/  Paul B. Toms, Jr.
Paul B. Toms, Jr.
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Paul B. Toms, Jr.	Chairman, Chief Executive Officer and	April 17, 2015
Paul B. Toms, Jr.	Director (Principal Executive Officer)

/s/ Paul A. Huckfeldt	Senior Vice President - Finance and Accounting	April 17, 2015
Paul A. Huckfeldt	and Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ W. Christopher Beeler, Jr.	Director	April 17, 2015
W. Christopher Beeler, Jr.

/s/ John L. Gregory, III	Director	April 17, 2015
John L. Gregory, III

/s/ E. Larry Ryder	Director	April 17, 2015
E. Larry Ryder

/s/ Mark F. Schreiber	Director	April 17, 2015
Mark F. Schreiber

/s/ David G. Sweet	Director	April 17, 2015
David G. Sweet

/s/ Henry G. Williamson, Jr.	Director	April 17, 2015
Henry G. Williamson, Jr.

HOOKER FURNITURE CORPORATION AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Management’s Report on Internal Control Over Financial Reporting	F-2

Reports of Independent Registered Public Accounting Firm	F-3

Consolidated Balance Sheets as of February 1, 2015 and February 2, 2014	F-5

Consolidated Statements of Income for the fifty-two week periods ended February 1, 2015 and February 2, 2014 and fifty-three week period ended February 3, 2013	F-6

Consolidated Statements of Comprehensive Income for the fifty-two week periods ended February 1, 2015 and February 2, 2014 and fifty-three week period ended February 3, 2013	F-7

Consolidated Statements of Cash Flows for the fifty-two week periods ended February 1, 2015and February 2, 2014 and the fifty-three week period ended February 3, 2013	F-8

Consolidated Statements of Shareholders’ Equity for the fifty-two week periods ended February 1, 2015 and February 2, 2014 and fifty-three week period ended February 3, 2013	F-9

Notes to Consolidated Financial Statements	F-10

 MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Shareholders of
Hooker Furniture Corporation
Martinsville, Virginia

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Securities Exchange Act Rule 13a-15(f).  Under the supervision and with the participation of management, including the principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on the Company’s evaluation under that framework, management concluded that the Company’s internal control over financial reporting was effective as of February 1, 2015.

The effectiveness of the Company’s internal control over financial reporting as of February 1, 2015 has been audited by KPMG LLP, the Company’s independent registered public accounting firm, as stated in their report which is included herein.

Paul B. Toms, Jr.
Chairman and Chief Executive Officer
(Principal Executive Officer)
April 17, 2015

Paul A. Huckfeldt
Senior Vice President – Finance and Accounting
and Chief Financial Officer
(Principal Financial and Accounting Officer)
April 17, 2015

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Hooker Furniture Corporation:

We have audited Hooker Furniture Corporation and subsidiaries’ internal control over financial reporting as of February 1, 2015, based on Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Hooker Furniture Corporation and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Hooker Furniture Corporation maintained, in all material respects, effective internal control over financial reporting as of February 1, 2015, based on Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Hooker Furniture Corporation and subsidiaries as of February 1, 2015 and February 2, 2014, and the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended February 1, 2015, and our report dated April 17, 2015 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Charlotte, North Carolina
April 17, 2015

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Hooker Furniture Corporation:

We have audited the accompanying consolidated balance sheets of Hooker Furniture Corporation and subsidiaries as of February 1, 2015 and February 2, 2014, and the related the consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended February 1, 2015. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hooker Furniture Corporation and subsidiaries as of February 1, 2015 and February 2, 2014, and the results of their operations and their cash flows for each of the years in the three-year period ended February 1, 2015, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Hooker Furniture Corporation’s internal control over financial reporting as of February 1, 2015, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated April 17, 2015 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Charlotte, North Carolina
April 17, 2015

HOOKER FURNITURE CORPORATION AND SUBSIDIARIES
 CONSOLIDATED BALANCE SHEETS
(In thousands)

As of	February 1,	February 2,
	2015	2014
Assets
Current assets
Cash and cash equivalents	$38,663	$23,882
Trade accounts receivable, less allowance for doubtful accounts of $1,329 and $1,243 on each respective date	32,245	29,393
Inventories	44,973	49,016
Prepaid expenses and other current assets	2,353	2,413
Deferred taxes	1,704	1,664
Income tax recoverable	-	682
Total current assets	119,938	107,050
Property, plant and equipment, net	22,824	23,752
Cash surrender value of life insurance policies	20,373	18,891
Deferred taxes	4,188	4,051
Intangible assets	1,382	1,382
Other assets	2,050	355
Total non-current assets	50,817	48,431
Total assets	$170,755	$155,481

Liabilities and Shareholders’ Equity
Current liabilities
Trade accounts payable	$10,293	$7,077
Accrued salaries, wages and benefits	4,824	3,478
Income tax accrual	1,368	-
Accrued commissions	916	934
Other accrued expenses	813	759
Customer deposits	853	659
Total current liabilities	19,067	12,907
Deferred compensation	8,329	7,668
Income tax accrual	90	103
Other liabilities	360	-
Total long-term liabilities	8,779	7,771
Total liabilities	27,846	20,678

Shareholders’ equity
Common stock, no par value, 20,000 shares authorized, 10,774 and 10,753 shares issued and outstanding on each date	17,852	17,585
Retained earnings	125,392	117,120
Accumulated other comprehensive income	(335)	98
Total shareholders’ equity	142,909	134,803
Total liabilities and shareholders’ equity	$170,755	$155,481

See accompanying Notes to Consolidated Financial Statements.

HOOKER FURNITURE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

For the 52 Week Periods Ended February 1, 2015 and February 2, 2014 and the 53 Week Period Ended February 3, 2013

	2015	2014	2013

Net sales	$244,350	$228,293	$218,359

Cost of sales	181,550	173,568	165,813

Gross profit	62,800	54,725	52,546

Selling and administrative expenses	43,752	42,222	39,606

Operating income	19,048	12,503	12,940

Other income (expense), net	350	(35)	53

Income before income taxes	19,398	12,468	12,993

Income taxes	6,820	4,539	4,367

Net income	$12,578	$7,929	$8,626

Earnings per share:
Basic	$1.17	$0.74	$0.80
Diluted	$1.16	$0.74	$0.80

Weighted average shares outstanding:
Basic	10,736	10,722	10,745
Diluted	10,771	10,752	10,775

Cash dividends declared per share	$0.40	$0.40	$0.40

See accompanying Notes to Consolidated Financial Statements.

HOOKER FURNITURE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

For the 52 Week Periods Ended February 1, 2015 and February 2, 2014 and the 53 Week Period Ended February 3, 2013

	2015	2014	2013

Net Income	$12,578	$7,929	$8,626
Other comprehensive income (loss):
Amortization of actuarial (loss) gain	(687)	(163)	145
Income tax effect on amortization of actuarial gains	254	59	(51)
Adjustments to net periodic benefit cost	(433)	(104)	94

Comprehensive Income	$12,145	$7,825	$8,720

See accompanying Notes to Consolidated Financial Statements.

HOOKER FURNITURE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

For the 52 Week Periods Ended February 1, 2015 and February 2, 2014 and the 53 Week Period Ended February 3, 2013

	2015	2014	2013
Operating Activities:
Net income	$12,578	$7,929	$8,626
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	2,599	2,491	2,566
(Gain) loss on disposal of assets	(23)	(8)	32
Deferred income tax expense	(135)	340	20
Non-cash restricted stock and performance awards	123	338	465
Provision for doubtful accounts	928	456	61
Changes in assets and liabilities
Trade accounts receivable	(3,780)	(1,576)	(2,526)
Income tax recoverable	682	(682)	-
Inventories	4,043	856	(15,736)
Gain on life insurance policies	(709)	(147)	(680)
Prepaid expenses and other current assets	(76)	30	172
Trade accounts payable	3,216	(4,499)	2,387
Accrued salaries, wages and benefits	1,347	162	(539)
Accrued income taxes	1,368	(751)	1,444
Accrued commissions	(18)	(62)	44
Customer deposits	194	659	-
Other accrued (income) expenses	56	(31)	251
Deferred compensation	317	88	80
Other long-term liabilities	58	103	-
Net cash provided by (used in) operating activities	22,768	5,696	(3,333)

Investing Activities:
Purchases of property, plant and equipment	(2,994)	(3,471)	(4,061)
Proceeds received on notes receivable	31	36	37
Proceeds from sale of property and equipment	71	22	303
Purchase of intangible	-	(125)	-
Premiums paid on life insurance policies	(789)	(834)	(902)
Proceeds received on life insurance policies	-	517	-
Net cash used in investing activities	(3,681)	(3,855)	(4,623)

Financing Activities:
Cash dividends paid	(4,306)	(4,301)	(5,386)
Purchase and retirement of common stock	-	-	(671)
Net cash used in financing activities	(4,306)	(4,301)	(6,057)

Net increase (decrease) in cash and cash equivalents	14,781	(2,460)	(14,013)
Cash and cash equivalents at the beginning of year	23,882	26,342	40,355
Cash and cash equivalents at the end of year	$38,663	$23,882	$26,342

Supplemental schedule of cash flow information:
Income taxes paid, net	$4,696	$5,534	$2,901

See accompanying Notes to Consolidated Financial Statements.

HOOKER FURNITURE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In thousands, except per share data)

For the 52 Week Periods Ended February 1, 2015 and February 2, 2014 and the 53 Week Period Ended February 3, 2013

				Accumulated
				Other	Total
	Common Stock		Retained	Comprehensive	Shareholders'
	Shares	Amount	Earnings	Income	Equity
Balance at January 29, 2012	10,793	$17,262	$109,742	$109	$127,113

Net income	-	-	8,626	-	8,626
Unrealized gain on defined benefit plan	-	-	-	94	94
Cash dividends paid and accrued ($0.40 per share)	-	-	(4,307)	-	(4,307)
Purchase and retirement of common stock	(58)	(93)	(578)	-	(671)
Restricted stock grants, net of forfeitures	11	-	-	-	-
Restricted stock compensation cost	-	191	-	-	191
Balance at February 3, 2013	10,746	$17,360	$113,483	$202	$131,045

Net income	-	-	7,929	-	7,929
Unrealized loss on defined benefit plan	-	-	-	(104)	(104)
Cash dividends paid and accrued ($0.40 per share)	-	-	(4,301)	-	(4,301)
Restricted stock grants, net of forfeitures	7	(8)	9	-	-
Restricted stock compensation cost	-	233	-	-	233
Balance at February 2, 2014	10,753	$17,585	$117,120	$98	$134,803

Net income	-	-	12,578	-	12,578
Unrealized loss on defined benefit plan	-	-	-	(433)	(433)
Cash dividends paid and accrued ($0.40 per share)	-	-	(4,306)	-	(4,306)
Restricted stock grants, net of forfeitures	21	51	-	-	51
Restricted stock compensation cost	-	216	-	-	216
Balance at February 1, 2015	10,774	$17,852	$125,392	$(335)	$142,909

See accompanying Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements
(Tables in thousands, except per share data)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Hooker Furniture Corporation and subsidiaries (the “Company,” “we,” “us” and “our”) design, import, manufacture and market residential household furniture for sale to wholesale and retail merchandisers located principally in North America.

Consolidation

The consolidated financial statements include the accounts of Hooker Furniture Corporation and our wholly owned subsidiaries.  All material intercompany accounts and transactions have been eliminated in consolidation. All references to the Company refer to the Company and our consolidated subsidiaries, unless specifically referring to segment information. For comparative purposes, certain amounts in the consolidated financial statements and notes have been reclassified to conform to the fiscal 2015 presentation.

Segments

We are organized into three operating segments – casegoods, upholstery and an all other segment. The upholstery segment consists of Bradington-Young, Sam Moore Furniture and Hooker Upholstery. The All other segment consists of H Contract and Homeware.

Prior to the fiscal 2015 third quarter, we reported our results of operations in two operating segments- casegoods and upholstery. In reports prior to the fiscal 2015 third quarter, we aggregated the results of our two new business ventures – H Contract and Homeware- with our casegoods segment in accordance with the provisions of ASC 280, Segment Reporting. We did this primarily due to the similarity of the products, production processes, distribution methods, types of customers and regulatory environment. These similarities persist and although H Contract and Homeware are likely to remain immaterial to our consolidated results of operations for the near-to-medium term, we believe that information about these businesses would be beneficial to the readers of our financial statements, as it is to management; therefore, we have elected to separately disclose information about them in an “All other” segment.

Cash and Cash Equivalents

We temporarily invest unused cash balances in a high quality, diversified money market fund that provides for daily liquidity and pays dividends monthly.  Cash equivalents are stated at cost plus accrued interest, which approximates fair value.

Trade Accounts Receivable

Substantially all of our trade accounts receivable are due from retailers and dealers that sell residential home furnishings, which consist of a large number of entities with a broad geographic dispersion.  We perform credit evaluations of our customers and generally do not require collateral.  In the event a receivable is determined to be potentially uncollectible, we engage collection agencies or law firms to attempt to collect amounts owed to us after all internal collection attempts have ended. Once we have determined the receivable is uncollectible, it is charged against the allowance for doubtful accounts. Our upholstered furniture subsidiaries factor substantially all of their receivables on a non-recourse basis.  Accounts receivable are reported net of allowance for doubtful accounts.

Notes to Consolidated Financial Statements - Continued
(Tables in thousands, except per share data)

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

Impairment of Long-Lived Assets

Long-lived assets, such as property, plant and equipment, are evaluated for impairment annually or more frequently when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through the estimated undiscounted future cash flows from the use of those assets.  When any such impairment exists, the related assets are written down to fair value.  Long-lived assets subject to disposal by sale are measured at the lower of their carrying amount or fair value less estimated cost to sell, are no longer depreciated, and are reported separately as “assets held for sale” in the consolidated balance sheets.

Intangible Assets

We own certain indefinite-lived intangible assets related to our upholstery segment and all other segment. We may acquire additional amortizable assets and/or indefinite lived intangible assets in the future. Our indefinite-lived intangible assets are trademarks, trade names and a URL, which are not amortized but are tested for impairment annually or more frequently if events or circumstances indicate that the asset might be impaired. The fair value of our indefinite-lived intangible assets is determined based on the estimated earnings and cash flow capacity of those assets.  The impairment test consists of a comparison of the fair value of the indefinite-lived intangible assets with their carrying amount.  If the carrying amount of the indefinite-lived intangible assets exceeds their fair value, an impairment loss is recognized in an amount equal to that excess.

Notes to Consolidated Financial Statements - Continued
(Tables in thousands, except per share data)

Trade names are tested for impairment annually as of the end of our fiscal year or more frequently if events or changes in circumstances indicate that the asset might be impaired.  Circumstances that could indicate a potential impairment include:

▪	a significant adverse change in the economic or business climate either within the furniture industry or the national or global economy;
▪	significant changes in demand for our products;
▪	loss of key personnel; and
▪	the likelihood that a reporting unit or significant portion of a reporting unit will be sold or otherwise subject to disposal.

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

Cash Surrender Value of Life Insurance Policies

We own eighty-seven life insurance policies on certain of our current and former executives and other key employees.  These policies have a carrying value of approximately $20 million and a face value of approximately $34 million.  Proceeds from the policies are used to fund certain employee benefits and for other general corporate purposes.  We account for life insurance as a component of employee benefits cost.  Consequently the cost of the coverage and any resulting gains or losses related to those insurance policies are recorded as a decrease or increase to operating income. Cash payments that increase the cash surrender value of these policies are classified as investing outflows on the Consolidated Statements of Cash Flows, with amounts paid in excess of the increase in cash surrender value included in operating activities. Gains on life insurance policies, which typically occur at the time a policy is redeemed, are included in the reconciliation of net income to net cash used in or provided by operating activities.

Revenue Recognition

Our sales revenue is recognized when title and the risk of loss pass to the customer, which typically occurs at the time of shipment.  In some cases however, title does not pass until the shipment is delivered to the customer. Sales are recorded net of allowances for trade promotions, estimated product returns, rebate advertising programs and other discounts.

Cost of Sales

The major components of cost of sales are:

▪	the cost of imported products purchased for resale;
▪	raw materials and supplies used in our domestically manufactured products;
▪	labor and overhead costs associated with our domestically manufactured products; the cost of our foreign import operations;
▪	charges or credits associated with our inventory reserves;
▪	warehousing and certain shipping and handling costs; and
▪	all other costs required to be classified as cost of sales.

Notes to Consolidated Financial Statements - Continued
(Tables in thousands, except per share data)

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

Advertising

We offer advertising programs to qualified dealers under which we may provide signage, catalogs and other marketing support to our dealers and may reimburse advertising and other costs incurred by our dealers in connection with promoting our products.  The cost of these programs does not exceed the fair value of the benefit received.  We charge the cost of point-of-purchase materials (including signage and catalogs) to selling and administrative expense as incurred. Advertising costs charged to selling and administrative expense for fiscal years 2015, 2014 and 2013 were $2.0 million, $2.2 million and $2.3 million, respectively. The costs for other advertising allowance programs are charged against net sales. We also have arrangements with some dealers to reimburse them for a portion of their advertising costs, which provides advertising benefits to us. Costs for these arrangements are expensed as incurred and are netted against revenues in our consolidated statements of income and comprehensive income.

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

To the extent any book and tax differences are temporary in nature, that is, the book realization will occur in a different period than the tax realization, a deferred tax asset or liability is established. To the extent a deferred tax asset is created, we evaluate our ability to realize this asset.  If we determine that we will not be able to fully utilize deferred tax assets, we establish a valuation reserve. In assessing the realization of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is primarily dependent upon the generation of future taxable income during the periods in which those temporary differences reverse.

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

Notes to Consolidated Financial Statements - Continued
(Tables in thousands, except per share data)

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

In the notes to the consolidated financial statements, references to the:

▪	2015 fiscal year and comparable terminology mean the fiscal year that began February 3, 2014 and ended February 1, 2015;
▪	2014 fiscal year and comparable terminology mean the fiscal year that began February 4, 2013 and ended February 2, 2014; and
▪	2013 fiscal year and comparable terminology mean the fiscal year that began January 30, 2012 and ended February 3, 2013.

NOTE 3 – ALLOWANCE FOR DOUBTFUL ACCOUNTS

The activity in the allowance for doubtful accounts was:

	Fifty-Two	Fifty-Two	Fifty-Three
	Weeks Ended	Weeks Ended	Weeks Ended
	February 1,	February 2,	February 3,
	2015	2014	2013
Balance at beginning of year	$1,243	$1,249	$1,632
Non-cash charges to cost and expenses	928	456	61
Less uncollectible receivables written off, net of recoveries	(842)	(462)	(444)
Balance at end of year	$1,329	$1,243	$1,249

Notes to Consolidated Financial Statements - Continued
(Tables in thousands, except per share data)

NOTE 4 – ACCOUNTS RECEIVABLE

	February 1,	February 2,
	2015	2014

Trade accounts receivable	$25,322	$22,776
Receivable from factor	8,252	7,860
Allowance for doubtful accounts	(1,329)	(1,243)
Accounts receivable	$32,245	$29,393

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

A limited number of our accounts receivable for our domestically produced upholstery are factored with recourse to us. The amounts of these receivables at February 1, 2015 and February 2, 2014 were $237,000 and $324,000 respectively. If the factor is unable to collect the amounts due, invoices are returned to us for collection. We include an estimate of potentially uncollectible receivables in our calculation of our allowance for doubtful accounts.

NOTE 5 – INVENTORIES

	February 1,	February 2,
	2015	2014
Finished furniture	$54,896	$58,515
Furniture in process	615	804
Materials and supplies	9,131	8,068
Inventories at FIFO	64,642	67,387
Reduction to LIFO basis	(19,669)	(18,371)
Inventories	$44,973	$49,016

If the first-in, first-out (FIFO) method had been used in valuing all inventories, net income would have been $13.6 million in fiscal 2015, $8.2 million in fiscal 2014 and $9.2 million in fiscal 2013. We recorded total LIFO expense of $1.3 million in fiscal 2015, $493,000 in fiscal 2014 and $836,000 in fiscal 2013. The reduction in LIFO basis as of February 2, 2013 and January 29, 2012 was $17.9 million and $17.0 million, respectively.

At February 1, 2015 and February 2, 2014, we had approximately $1.1 million and $1.0 million, respectively, in consigned inventories, which are included in the “Finished furniture” line in the table above.

At February 1, 2015, we held $10.2 million in inventory (approximately 6% of total assets) outside of the United States, in China and in Vietnam.   At February 2, 2014, we held $9.7 million in inventory (approximately 6.2% of total assets) outside of the United States, all in China.

Notes to Consolidated Financial Statements - Continued
(Tables in thousands, except per share data)

NOTE 6 – PROPERTY, PLANT AND EQUIPMENT

	Depreciable Lives	February 1,	February 2,
	(In years)	2015	2014

Buildings and land improvements	15 - 30	$22,162	$24,026
Computer software and hardware	3 - 10	18,444	22,294
Machinery and equipment	10	4,757	4,495
Leasehold improvements	Term of lease	2,840	2,765
Furniture and fixtures	3 - 8	2,240	2,060
Other	5	628	689
Total depreciable property at cost		51,070	56,329
Less accumulated depreciation		32,790	36,447
Total depreciable property, net		18,280	19,882
Land		1,067	1,152
Construction-in-progress		3,477	2,718
Property, plant and equipment, net		$22,824	$23,752

At February 1, 2015, construction-in-progress consisted of approximately $2.7 million of expenditures related to our ongoing Enterprise Resource Planning (ERP) conversion efforts and approximately $730,000 related to various other projects to enhance our facilities and operations.

▪	The increase in machinery and equipment in fiscal 2015 is primarily related to the capitalization of computerized equipment for our upholstery operating segment.

▪
The decrease in computer software, hardware and accumulated depreciation in fiscal 2015 is primarily due to the write-off of fully depreciated assets related to our legacy information systems which are no longer in use.

▪
The decline in buildings and land improvements and land during fiscal 2015 is primarily due to the completion of the sale of our Cloverleaf warehouse facility in April 2014. We recognized a gain of $34,000 on the sale in our fiscal 2015 year-to-date financial statements. See Item 2 of this report, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, for additional information regarding this transaction.

No significant property, plant or equipment was held outside of the United States at either February 1, 2015 or February 2, 2014.

Capitalized Software Costs

Certain costs incurred in connection with developing or obtaining computer software for internal use are capitalized.  These costs are amortized over periods of ten years or less. Capitalized software is reported as a component of computer software and hardware above and on the property, plant, and equipment line of our consolidated balance sheets.  The activity in capitalized software costs was:

	Fifty-Two Weeks	Fifty-Two Weeks	Fifty-Three Weeks
	Ended	Ended	Ended
	February 1,	February 2,	February 3,
	2015	2014	2013
Balance beginning of year	$2,550	$3,954	$2,284
Purchases	606	173	2,814
Amortization expense	(430)	(311)	(379)
Disposals	-	(1,266)	(765)
Balance end of year	$2,726	$2,550	$3,954

Notes to Consolidated Financial Statements - Continued
(Tables in thousands, except per share data)

NOTE 7 – INTANGIBLE ASSETS

	Segment	February 1, 2015	February 2, 2014
Non-amortizable Intangible Assets
Trademarks and trade names - Bradington-Young	Upholstery	$861	$861
Trademarks and trade names - Sam Moore	Upholstery	396	396
URL- Homeware.com	All other	125	125
Total Non-amortizable Intangible Assets		1,382	1,382

We recorded certain intangible assets related to the acquisitions of Bradington-Young and Sam Moore and upon purchase of the Homeware.com URL. The Bradington-Young and Sam Moore trademarks and trade names have indefinite useful lives and, consequently, are not subject to amortization for financial reporting purposes but are tested for impairment annually or more frequently if events or circumstances indicate that the asset might be impaired.  See “Note 1 – Summary of Significant Accounting Policies: Intangible Assets.”  We purchased the Homeware.com URL during the fiscal 2014 third quarter.

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

At February 1, 2015, the fair value of our Bradington-Young trade name exceeded its carrying value by approximately $1.2 million, and the fair value of our Sam Moore trade name was approximately $751,000 in excess of its carrying value

NOTE 8 – FAIR VALUE MEASUREMENTS

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

As of February 1, 2015 and February 2, 2014, Company-owned life insurance was measured at fair value on a recurring basis based on Level 2 inputs. The fair value of the Company-owned life insurance is determined by inputs that are readily available in public markets or can be derived from information available in publicly quoted markets. Additionally, the fair value of the Company-owned life insurance is marked to market each reporting period and any change in fair value is reflected in income for that period.

Notes to Consolidated Financial Statements - Continued
(Tables in thousands, except per share data)

As of February 1, 2015, a mortgage note receivable was measured at fair value on a non-recurring basis using Level 3 inputs. The note receivable was delivered to us by the buyer as part of the purchase price for our Cloverleaf facility during the fiscal 2015 first quarter and was recorded at approximately $1.6 million, the original face value of the note. The carrying value of the note is assumed to approximate its fair value. We measure the probability that amounts due to us under this note will be collected primarily based on the buyer’s payment history. Specifically, we consider the buyer’s adherence to the contractual payment terms for both timeliness and payment amounts. Should it become probable that we would be unable to collect all amounts due according to the contractual terms of the note, we would measure the note for impairment and record a valuation allowance against the note, if needed, with the related expense charged to income for that period. The note is included in the “Other assets” line of our consolidated balance sheets.

	Fair value at February 1, 2015				Fair value at February 2, 2014
Description	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets measured at fair value
Company-owned life insurance	$-	$20,373	$-	$20,373	$-	$18,891	$-	$18,891
Mortgage note receivable	-	-	1,575	1,575	-	-	-	-

NOTE 9 – LONG-TERM DEBT

Our loan agreement with Bank of America, N.A., which is scheduled to expire on July 31, 2018, includes the following terms:

▪	A $15.0 million unsecured revolving credit facility, up to $3.0 million of which can be used to support letters of credit;
▪	A floating interest rate, adjusted monthly, based on USD LIBOR, plus an applicable margin based on the ratio of our funded debt to our EBITDA (each as defined in the agreement);
▪	A quarterly unused commitment fee of 0.20%; and
▪	No pre-payment penalty.

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

We were in compliance with each of these financial covenants at February 1, 2015 and expect to remain in compliance with existing covenants through fiscal 2016 and for the foreseeable future. The loan agreement does not restrict our ability to pay cash dividends on, or repurchase our common shares, subject to complying with the financial covenants under the agreement.

As of February 1, 2015, we had an aggregate $13.5 million available under our revolving credit facility to fund working capital needs.  Standby letters of credit in the aggregate amount of $1.5 million, used to collateralize certain insurance arrangements and for imported product purchases, were outstanding under the revolving credit facility as of February 1, 2015.  There were no additional borrowings outstanding under the revolving credit facility on February 1, 2015.

Notes to Consolidated Financial Statements - Continued
(Tables in thousands, except per share data)

NOTE 10 – EMPLOYEE BENEFIT PLANS

Employee Savings Plans

We sponsor a tax-qualified 401(k) retirement plan covering substantially all employees.  This plan assists employees in meeting their savings and retirement planning goals through employee salary deferrals and discretionary employer matching contributions.  Company contributions to the plan amounted to $605,000 in fiscal 2015, $593,000 in fiscal 2014 and $575,000 in fiscal 2013.

Executive Benefits

We provide supplemental executive retirement benefits to certain management employees under a supplemental retirement income plan (“SRIP”).  The SRIP provides monthly payments to participants or their designated beneficiaries based on a participant’s “final average monthly earnings” and “specified percentage” participation level as defined in the plan, subject to a vesting schedule that may vary for each participant.  The benefit is payable for a 15-year period following the participant’s termination of employment due to retirement, disability or death.  In addition, the monthly retirement benefit for each participant, regardless of age, becomes fully vested and the present value of that benefit is paid to each participant in a lump sum upon a change in control of the Company as defined in the plan.  The SRIP is unfunded and all benefits are payable solely from the general assets of the Company. The plan liability is based on the aggregate actuarial present value of the vested benefits to which participating employees are currently entitled, but based on the employees’ expected dates of separation or retirement. No employees have been added to the plan since 2008 and we do not expect to add additional employees in the future, due to changes in the Company’s compensation philosophy, which emphasize more performance-based compensation measures in total management compensation.

Summarized plan information as of each fiscal year-end (the measurement date) is as follows:

	Fifty-Two	Fifty-Two
	Weeks Ended	Weeks Ended
	February 1,	February 2,
	2015	2014
Change in benefit obligation:
Beginning projected benefit obligation	$7,662	$7,435
Service cost	102	256
Interest cost	339	292
Benefits paid	(354)	(379)
Actuarial loss	636	58
Ending projected benefit obligation (funded status)	$8,385	$7,662

Accumulated benefit obligation	$7,373	$7,231

Discount rate used to value the ending benefit obligations:	3.5%	4.5%

Amount recognized in the consolidated balance sheets:
Current liabilities (Accrued salaries, wages and benefits line)	$354	$354
Non-current liabilities (Deferred compensation line*)	8,031	7,308
Total	$8,385	$7,662

Notes to Consolidated Financial Statements - Continued
(Tables in thousands, except per share data)

	Fifty-Two	Fifty-Two	Fifty-Three
	Weeks Ended	Weeks Ended	Weeks Ended
	February 1,	February 2,	February 3,
	2015	2014	2013
Net periodic benefit cost
Service cost	$102	$256	$255
Interest cost	339	292	297
Net (gain) loss	(51)	(106)	(58)
Net periodic benefit cost	$390	$442	$494

Other changes recognized in accumulated other comprehensive income
Net loss (gain) arising during period	637	57	(203)
(Gain) loss	(51)	(106)	(58)
Total recognized in other comprehensive loss (income)	688	163	(145)

Total recognized in net periodic benefit cost and accumulated other comprehensive income	$1,078	$605	$349

Assumptions used to determine net periodic benefit cost:
Discount rate (Moody's Composite Bond Rate)	4.5%	4.0%	4.0%
Increase in future compensation levels	4.0%	4.0%	4.0%

Estimated Future Benefit Payments:
Fiscal 2016	$354
Fiscal 2017	517
Fiscal 2018	530
Fiscal 2019	530
Fiscal 2020	793
Fiscal 2021 through Fiscal 2025	4,248

*Total deferred compensation in the long-term liabilities section of our consolidated balance sheets is $8.3 million at February 1, 2015 and $7.7 million at February 2, 2014. These totals include the SRIP amounts shown in the table above, as well as additional long-term compensation-related items unrelated to our SRIP.

The increase in both the projected benefit obligation and the net loss recognized in other accumulated comprehensive income was primarily due to a decrease in the discount rate from 4.5% at February 2, 2014 to 3.5% at February 1, 2015. The discount rate utilized in each period was the Annualized Moody’s Composite Bond Rate rounded to the nearest 0.25%.

Increasing the SRIP discount rate by 1% would decrease the projected benefit obligation at February 1, 2015 by approximately $669,000 or 8%. Similarly, decreasing the discount rate by 1% would increase the projected benefit obligation at February 1, 2015 by $759,000 or 9%.

At February 1, 2015, the actuarial losses related to this plan amounted to ($335,000), net of tax of $198,000, was recognized in accumulated other comprehensive income At February 2, 2014, actuarial losses related to this plan amounted to $98,000, net of tax of $56,000. The estimated prior service (cost) credit and actuarial gain (loss) that will be amortized from accumulated other comprehensive income into net periodic benefit cost over fiscal 2016 are $0 and ($178,000), respectively.

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

Notes to Consolidated Financial Statements - Continued
(Tables in thousands, except per share data)

Performance Grants

From time to time, the Compensation Committee of our Board of Directors may award performance grants to certain senior executives under the Company’s Stock Incentive Plan. Payments under these awards are based on our achieving specified performance targets during a designated performance period. Generally, each executive must remain continuously employed with the Company through the end of the performance period. Typically, performance grants can be paid in cash, shares of the Company’s common stock, or both, at the discretion of the Compensation Committee at the time payment is made.

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

During fiscal 2013, the Compensation Committee awarded performance grants for the 2013 and 2014 fiscal years. The 2013 awards had a three-year performance period that ended on January 25, 2015. The performance criteria for these awards were met and were paid in April 2015. The performance period for the 2014 awards ends on January 15, 2016. During fiscal 2015, the Compensation Committee awarded performance grants for the 2015 fiscal year that have three-year performance periods ending on January 31, 2017.  The following amounts were accrued in our consolidated balance sheets as of the fiscal period-end dates indicated:

	February 1,	February 2,
	2015	2014
Performance grants
Fiscal 2013 grant (Current liabilities, Accrued wages, salaries and benefits)	$689	$305
Fiscal 2014 grant (Non-current liabilities, Deferred compensation)	195	73
Fiscal 2015 grant (Non-current liabilities, Deferred compensation)	86	-
Total performance grants accrued	$970	$378

NOTE 11 – SHARE-BASED COMPENSATION

Our Stock Incentive Plan permits incentive awards of restricted stock, restricted stock units, stock appreciation rights and performance grants to key employees.  A maximum of 750,000 shares of the Company’s common stock is authorized for issuance under the Stock Incentive Plan.  The Stock Incentive Plan also provides for annual restricted stock awards to non-employee directors. We have issued restricted stock awards to our non-employee directors since January 2006 and certain other management employees since 2014.

We account for restricted stock awards as “non-vested equity shares” until the awards vest or are forfeited. Restricted stock awards to non-employee directors and certain other management employees vest if the director/employee remains on the board/employed through a 36-month service period and may vest earlier upon certain events specified in the plan.  The fair value of each share of restricted stock is the market price of our common shares on the grant date. The weighted average grant-date fair value of restricted stock awards issued during fiscal year 2015 was $15.96 and $13.86 per share and in 2014 and 2013 was $15.96 and $10.38 per share, respectively.

Notes to Consolidated Financial Statements - Continued
(Tables in thousands, except per share data)

The restricted stock awards outstanding as of February 1, 2015 had an aggregate grant-date fair value of $376,000, after taking vested and forfeited restricted shares into account.  As of February 1, 2015, we have recognized non-cash compensation expense of approximately $194,000 related to these non-vested awards and $536,000 for awards that have vested.  The remaining $182,000 of grant-date fair value for unvested restricted stock awards outstanding at February 1, 2015 will be recognized over the remaining vesting periods for these awards.

For each restricted stock issuance, the following table summarizes restricted stock activity, including the weighted average issue price of those shares on the grant date, the fair value of each grant of restricted stock on the grant date, compensation expense recognized for the unvested shares of restricted stock for each grant and the remaining fair value of the unvested shares of restricted stock for each grant as of February 1, 2015:

	Whole	Grant-Date	Aggregate	Compensation	Grant-Date Fair Value
	Number of	Fair Value	Grant-Date	Expense	Unrecognized At
	Shares	Per Share	Fair Value	Recognized	February 1, 2015
Previous Awards (vested)				$536

Restricted shares Issued on June 5, 2012	10,573	$10.38	110	98	12

Restricted shares Issued on June 7, 2013	6,876	$15.96	110	61	49

Restricted shares Issued on June 4, 2014	1,624	$13.86	23	5	18

Restricted shares Issued on June 10, 2014	8,385	$15.96	133	30	103

Awards outstanding at February 1, 2015:	27,458		$376	$194	$182

We have awarded time-based restricted stock units to certain senior executives since 2011. Each restricted stock unit, or “RSU”, entitles the executive to receive one share of the Company’s common stock if he remains continuously employed with the Company through the end of a three-year service period. The RSUs may be paid in shares of the Company’s common stock, cash or both, at the discretion of the Compensation Committee. The RSUs are accounted for as “non-vested stock grants.” Similar to the restricted stock grants issued to our non-employee directors, RSU compensation expense is recognized ratably over the applicable service period. However, unlike restricted stock grants, no shares are issued, or other payment made, until the end of the applicable service period (commonly referred to as “cliff vesting”) and grantees are not entitled to receive dividends on their RSUs during that time. The fair value of each RSU is the market price of a share of our common stock on the grant date, reduced by the present value of the dividends expected to be paid on a share of our common stock during the applicable service period, discounted at the appropriate risk-free rate. The following table presents RSU activity for the years ended February 1, 2015 and February 3, 2013, adjusted for forfeitures (as there were not RSU activities for the fiscal year ended February 2, 2014):

	Whole	Grant-Date	Aggregate	Compensation	Grant-Date Fair Value
	Number of	Fair Value	Grant-Date	Expense	Unrecognized At
	Units	Per Unit	Fair Value	Recognized	February 1, 2015
Previous Awards (vested)				$88

RSUs Awarded on February 9, 2012	10,390	$11.95	$124	124	$-
RSUs Awarded on January 15, 2013	6,834	$13.66	93	69	24
RSUs Awarded on April 15, 2014	7,322	$12.91	95	32	63

Awards outstanding at February 1, 2015:	24,546		$312	$225	$87

Notes to Consolidated Financial Statements - Continued
(Tables in thousands, except per share data)

NOTE 12 – EARNINGS PER SHARE

We refer you to the Earnings Per Share disclosure in Note 1-Summary of Significant Accounting Policies, above, for more detailed information concerning the calculation of earnings per share.

We have issued restricted stock awards to non-employee directors since 2006 and certain management employees since 2014 and have issued restricted stock units (RSUs) to certain senior executives since fiscal 2012, under the Company’s Stock Incentive Plan. We expect to continue to grant these types of awards annually in the future. The following table sets forth the number of outstanding restricted stock awards and RSUs, net of forfeitures and vested shares, as of the fiscal year-end dates indicated:

	February 1,	February 2,	February 3,
	2015	2014	2013

Restricted shares	27,458	28,614	29,063
Restricted stock units	24,546	32,353	32,353
	52,004	60,967	61,416

All restricted shares awarded that have not yet vested are considered when computing diluted earnings per share.  Unlike the restricted stock grants issued to our non-employee directors, the transfer of ownership of common shares issued under our RSUs, if any,  occurs after the three-year vesting period; however, RSUs are also considered when computing diluted earnings per share.

The following table sets forth the computation of basic and diluted earnings per share:

	Fifty-Two	Fifty-Two	Fifty-Three
	Weeks Ended	Weeks Ended	Weeks Ended
	February 1,	February 2,	February 3,
	2015	2014	2013

Net income	$12,578	$7,929	$8,626
Less: Dividends on unvested restricted shares	11	12	11
Net earnings allocated to unvested restricted stock	33	22	23
Earnings available for common shareholders	$12,534	$7,895	$8,592

Weighted average shares outstanding for basic earnings per share	10,736	10,722	10,745
Dilutive effect of unvested restricted stock awards	35	30	30
Weighted average shares outstanding for diluted earnings per share	10,771	10,752	10,775

Basic earnings per share	$1.17	$0.74	$0.80

Diluted earnings per share	$1.16	$0.74	$0.80

Notes to Consolidated Financial Statements - Continued
(Tables in thousands, except per share data)

NOTE 13 – INCOME TAXES

Our provision for income taxes was as follows for the periods indicated:

	Fifty-Two	Fifty-Two	Fifty-Three
	Weeks Ended	Weeks Ended	Weeks Ended
	February 1,	February 2,	February 3,
	2015	2014	2013
Current expense
Federal	$6,024	$3,755	$3,894
Foreign	40	41	50
State	635	403	403
Total current expense	6,699	4,199	4,347

Deferred taxes
Federal	97	214	(35)
State	24	126	55
Total deferred taxes	121	340	20
Income tax expense	$6,820	$4,539	$4,367

Total tax expense for fiscal 2015 was $6.6 million, of which $6.8 million was allocated to continuing operations and $254,000 benefit was allocated to other comprehensive income. Total tax expense for fiscal 2014 was $4.5 million, of which $4.5 million was allocated to continuing operations and $59,000 benefit was allocated to Other Comprehensive Income. Total tax expense for the fiscal year ended February 3, 2013 was $4.4 million, of which $4.3 million was allocated to continuing operations and $51,000 was allocated to Other Comprehensive Income.

The effective income tax rate differed from the federal statutory tax rate as follows for the periods indicated:

	Fifty-Two	Fifty-Two	Fifty-Three
	Weeks Ended	Weeks Ended	Weeks Ended
	February 1,	February 2,	February 3,
	2015	2014	2013

Income taxes at statutory rate	35.0%	34.0%	34.0%
Increase (decrease) in tax rate resulting from:
State taxes, net of federal benefit	2.0	2.1	2.1
Officer's life insurance	(1.2)	(1.8)	(3.1)
Other, net	(0.6)	2.1	0.6
Effective income tax rate	35.2%	36.4%	33.6%

Notes to Consolidated Financial Statements - Continued
(Tables in thousands, except per share data)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities for the period indicated were:

	February 1,	February 2,
	2015	2014
Assets
Deferred compensation	$4,120	$3,455
Allowance for bad debts	492	448
State income taxes	8	43
Property, plant and equipment	405	370
Intangible assets	524	745
Charitable contribution carryforward	246	608
Inventories	-	148
Other	404	308
Total deferred tax assets	6,199	6,125
Valuation allowance	-	(34)
	6,199	6,091
Liabilities
Employee benefits	362	320
Inventory	143	-
Total deferred tax liabilities	505	320
Net deferred tax asset without AOCI	5,694	5,771

Deferred tax (asset) liability in AOCI	198	(56)
Total net deferred tax asset	$5,892	$5,715

At February 1, 2015 and February 2, 2014 our net deferred tax asset was $5.9 million and $5.7 million, respectively.

We expect to fully realize the benefit of the deferred tax assets in future periods when the amounts become deductible. Accordingly, there was a decrease in the valuation allowance of $34,000 during the year.

In fiscal 2014, an uncertain tax position of $200,000 related to our investment in a captive insurance arrangement was identified and accrued for. The reserve increased to $284,000 at February 1, 2015. We expect this uncertain tax position will be settled during the next twelve months. Also, in fiscal 2014, we established a reserve of $103,000 for an uncertain tax position related to the use of state loss carryforwards in our tax returns. The balance of this reserve was $142,000 at February 1, 2015. We expect $53,000 of this uncertain tax position to be settled during the next twelve months.

Current accounting standards prescribe a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  The guidance also addresses de-recognition, classification, interest and penalties, accounting in interim periods and disclosures.

A reconciliation of the beginning and ending amount of total unrecognized tax benefits for the fiscal years ended February 1, 2015 and February 2, 2014 are as follows:

	February 1,	February 2,
	2015	2014

Balance, beginning of year	$359	$-
Increase related to prior year tax positions	75	279
Decrease related to prior year tax positions	-	-
Increase related to current year tax positions	48	80
Balance, end of year	$482	$359

The net unrecognized tax benefits as of February 1, 2015, which, if recognized, would affect our effective tax rate are $426,000. $336,000 of this balance is recorded in our current income tax accrual and the balance of $90,000 is recorded in the non-current portion our income tax accrual. Due to taxing authorities' examinations discussed below, we expect that $350,000 of unrecognized tax benefits will decrease within the next year.

Notes to Consolidated Financial Statements - Continued
(Tables in thousands, except per share data)

We have elected to classify interest and penalties recognized with respect to unrecognized tax benefits as income tax expense.  Interest expense of $26,000 and $3,000 was accrued as of February 1, 2015 and February 2, 2014, respectively.

Tax years beginning January 30, 2012, through February 1, 2015 remain subject to examination by federal and state taxing authorities. An examination of the fiscal 2013 year is currently underway with federal taxing authorities.  Also, North Carolina taxing authorities have indicated they will begin an examination of the same year in April 2015.

NOTE 14 – SEGMENT INFORMATION

For financial reporting purposes, we are organized into three operating segments – casegoods furniture, upholstered furniture and an “all other” segment, which includes our two startup initiatives, Homeware and H Contract. The financial information for fiscal 2014 and fiscal 2013 appearing in the table below has been updated to conform to the fiscal 2015 presentation of our operating segments. The following table presents segment information for the periods, and as of the dates, indicated:

	Fifty-Two Weeks Ended		Fifty-Two Weeks Ended		Fifty-Three Weeks Ended
	February 1, 2015		February 2, 2014		February 3, 2013
		% Net		% Net		% Net
Net Sales		Sales		Sales		Sales
Casegoods	$153,882	63.0%	$143,802	63.0%	$141,064	64.6%
Upholstery	86,362	35.3%	83,027	36.4%	77,295	35.4%
All other	5,025	2.1%	1,487	0.7%	-	0.0%
Intercompany eliminations	(919)	-0.4%	(23)	0.0%	-	0.0%
Consolidated	$244,350	100.0%	$228,293	100.0%	$218,359	100.0%

Gross Profit
Casegoods	$44,868	29.2%	$38,762	27.0%	$38,054	27.0%
Upholstery	16,489	19.1%	15,393	18.5%	14,492	18.8%
All other	1,465	29.2%	588	39.5%	-	0.0%
Intercompany eliminations	(22)	2.4%	(18)	76.7%	-	0.0%
Consolidated	$62,800	25.7%	$54,725	24.0%	$52,546	24.1%

Operating Income
Casegoods	$17,286	11.2%	$12,150	8.4%	$12,082	8.6%
Upholstery	2,871	3.3%	1,913	2.3%	987	1.3%
All other	(1,087)	-21.6%	(1,542)	-103.7%	(129)	0.0%
Intercompany eliminations	(22)	2.4%	(18)	76.7%	-	0.0%
Consolidated	$19,048	7.8%	$12,503	5.5%	$12,940	5.9%

Capital Expenditures
Casegoods	$2,124		$2,489		$3,156
Upholstery	830		982		905
All other	40		-		-
Consolidated	$2,994		$3,471		$4,061

Depreciation & Amortization
Casegoods	$1,591		$1,551		$1,671
Upholstery	1,005		940		895
All other	3		-		-
Consolidated	$2,599		$2,491		$2,566

	As of February 1,		As of February 2,
	2015	%Total	2014	%Total
Total Assets		Assets		Assets
Casegoods	$135,403	79.3%	$121,316	78.0%
Upholstery	33,788	19.8%	33,136	21.3%
All other	1,605	0.9%	1,047	0.7%
Intercompany eliminations	(41)	0.0%	(18)	0.0%
Consolidated	$170,755	100.0%	$155,481	100.0%

Notes to Consolidated Financial Statements - Continued
(Tables in thousands, except per share data)

No significant long-lived assets were held outside the United States at either February 1, 2015 or February 2, 2014. International customers accounted for approximately 6% of consolidated net sales in fiscal 2015, 4.0% of consolidated net sales in fiscal 2014 and 4.4% of consolidated net sales in fiscal 2013.

NOTE 15 – COMMITMENTS, CONTINGENCIES AND OFF BALANCE SHEET ARRANGEMENTS

We lease warehousing facilities, showroom space and office equipment under leases expiring over the next five years.  Rent expense was $2.8 million in fiscal 2015, $2.3 million in fiscal 2014 and $2.0 million in fiscal 2013. Future minimum annual commitments under leases and operating agreements are $2.1 million in fiscal 2016, $1.7 million in fiscal 2017, $1.3 million in fiscal 2018, $1.3 million in fiscal 2019 and $1.2 million in fiscal 2020.

We had letters of credit outstanding totaling $1.5 million on February 1, 2015.  We utilize letters of credit to collateralize certain imported inventory purchases and certain insurance arrangements.

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

NOTE 16 – CONCENTRATIONS OF SOURCING RISK

We source imported products through approximately 20 different vendors, from approximately 20 separate factories, located in five countries.  Because of the large number and diverse nature of the foreign factories from which we can source our imported products, we have some flexibility in the placement of products in any particular factory or country.

Factories located in China and Vietnam are a critical resource for Hooker Furniture.  In fiscal year 2015, imported products sourced from China and Vietnam accounted for approximately 73% and 20%, respectively, of import purchases, and the factory in China from which we directly source the most product accounted for approximately 59% of our worldwide purchases of imported product.  A disruption in our supply chain from this factory, or from China or Vietnam in general, could significantly impact our ability to fill customer orders for products manufactured at that factory or in that country.

NOTE 17 – CONSOLIDATED QUARTERLY DATA (Unaudited)

	Fiscal Quarter
	First	Second	Third	Fourth
2015
Net sales	$61,396	$54,883	$63,168	$64,903
Cost of sales	45,786	41,226	47,137	47,401
Gross profit	15,610	13,657	16,031	17,502
Selling and administrative expenses	11,367	10,243	11,148	10,994
Net income	2,804	2,272	3,204	4,298
Basic earnings per share	$0.26	$0.21	$0.30	$0.40
Diluted earnings per share	$0.26	$0.21	$0.30	$0.40

2014
Net sales	$56,295	$55,301	$59,125	$57,572
Cost of sales	42,379	42,044	45,527	43,618
Gross profit	13,916	13,257	13,598	13,954
Selling and administrative expenses	10,682	10,617	10,443	10,480
Net income	2,126	1,688	2,116	1,999
Basic earnings per share	$0.20	$0.16	$0.20	$0.19
Diluted earnings per share	$0.20	$0.16	$0.20	$0.19

Notes to Consolidated Financial Statements - Continued
(Tables in thousands, except per share data)

Earnings per share for each fiscal quarter is derived using the weighted average number of shares outstanding during that quarter. Earnings per share for each fiscal year is derived using the weighted average number of shares outstanding on an annual basis.  Consequently, the sum of earnings per share for the quarters of a fiscal year may not equal earnings per share for the full fiscal year.

NOTE 18 – SUBSEQUENT EVENTS

Cash Dividend

On March 10, 2015, our Board of Directors declared a quarterly cash dividend of $0.10 per share, payable on April 3, 2015 to shareholders of record at March 20, 2015.

Customs Penalty

In September 2009, U.S. Customs and Border Protection (“CBP”) issued an audit report asserting that we had not paid all required antidumping duties due with respect to certain bedroom furniture we imported from China.    In February 2015, CBP assessed a civil penalty of approximately $2.1 million and unpaid duties of approximately $500,000 on the matter.  We assert that no antidumping duties are due and that there is no basis for the imposition of a penalty.  We intend to defend against the penalty vigorously. In the opinion of management, the ultimate disposition of this matter will not have a material adverse effect on our consolidated financial position, results of operations, or liquidity.