Form 10-Q
period 2015-05-03
HOOKER FURNITURE CORP
filed 2015-06-09
CIK 1077688

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended May 3, 2015

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of June 3, 2015:

Common stock, no par value	10,811,165
(Class of common stock)	(Number of shares)

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

HOOKER FURNITURE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

As of	May 3,	February 1,
	2015	2015
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$40,534	$38,663
Trade accounts receivable, less allowance for doubtful accounts of $1,233 and $1,329 on each respective date	30,323	32,245
Inventories	43,956	44,973
Income Tax Recoverable	178	-
Prepaid expenses and other current assets	2,133	2,353
Deferred taxes	871	1,704
Total current assets	117,995	119,938
Property, plant and equipment, net	22,591	22,824
Cash surrender value of life insurance policies	20,734	20,373
Deferred taxes	4,194	4,188
Intangible assets	1,382	1,382
Other assets	2,051	2,050
Total non-current assets	50,952	50,817
Total assets	$168,947	$170,755

Liabilities and Shareholders’ Equity
Current liabilities
Trade accounts payable	$8,425	$10,293
Accrued salaries, wages and benefits	2,873	4,824
Income tax accrual	-	1,368
Accrued commissions	940	916
Customer deposits	910	853
Other accrued expenses	942	813
Total current liabilities	14,090	19,067
Deferred compensation	8,525	8,329
Income tax accrual	89	90
Other long-term liabilities	376	360
Total long-term liabilities	8,990	8,779
Total liabilities	23,080	27,846

Shareholders’ equity
Common stock, no par value, 20,000 shares authorized, 10,811 and 10,774 shares issued and outstanding, respectively, on each date	18,389	17,852
Retained earnings	127,786	125,392
Accumulated other comprehensive loss	(308)	(335)
Total shareholders’ equity	145,867	142,909
Total liabilities and shareholders’ equity	$168,947	$170,755

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

HOOKER FURNITURE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Thirteen Weeks Ended
	May 3,	May 4,
	2015	2014

Net sales	$60,956	$61,396

Cost of sales	44,581	45,786

Gross profit	16,375	15,610

Selling and administrative expenses	11,133	11,367

Operating income	5,242	4,243

Other income, net	132	46

Income before income taxes	5,374	4,289

Income tax expense	1,902	1,485

Net income	$3,472	$2,804

Earnings per share
Basic	$0.32	$0.26
Diluted	$0.32	$0.26

Weighted average shares outstanding:
Basic	10,756	10,724
Diluted	10,781	10,762

Cash dividends declared per share	$0.10	$0.10

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

HOOKER FURNITURE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	For the
	Thirteen Weeks Ended
	May 3,	May 4,
	2015	2014

Net Income	$3,472	$2,804
Other comprehensive income:
Amortization of actuarial loss (gain)	45	(13)
Income tax effect on amortization	(17)	5
Adjustments to net periodic benefit cost	28	(8)

Total comprehensive Income	$3,500	$2,796

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

HOOKER FURNITURE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Thirteen Weeks Ended
	May 3,	May 4,
	2015	2014
Operating Activities:
Net income	$3,472	$2,804
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	620	613
Loss/(Gain) on disposal of assets	41	(34)
Deferred income tax expense	826	353
Noncash restricted stock and performance awards	157	135
Provision for doubtful accounts	698	125
Changes in assets and liabilities:
Trade accounts receivable	1,224	(1,129)
Inventories	1,017	5,429
Income tax recoverable	(178)	682
Gain on life insurance policies	(173)	(126)
Prepaid expenses and other current assets	193	237
Trade accounts payable	(1,869)	1,616
Accrued salaries, wages, and benefits	(1,494)	(673)
Accrued income taxes	(1,368)	142
Accrued commissions	24	(78)
Customer deposits	58	(226)
Other accrued expenses	130	77
Deferred compensation	146	34
Other long-term liabilities	15	20
Net cash provided by operating activities	$3,539	$10,001

Investing Activities:
Purchases of property and equipment	(428)	(1,008)
Proceeds received on notes for sale of assets	7	11
Proceeds from sale of property and equipment	-	65
Premiums paid on life insurance policies	(168)	(190)
Net cash used in investing activities	(589)	(1,122)

Financing Activities:
Cash dividends paid	(1,079)	(1,075)
Net cash used in financing activities	(1,079)	(1,075)

Net increase in cash and cash equivalents	1,871	7,804
Cash and cash equivalents - beginning of year	38,663	23,882
Cash and cash equivalents - end of quarter	$40,534	$31,686

Supplemental schedule of cash flow information:
Income taxes paid, net	$(2,611)	$(294)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

HOOKER FURNITURE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar and share amounts in tables, except per share amounts, in thousands unless otherwise indicated)
(Unaudited)
For the Thirteen Weeks Ended May 3, 2015

1.           Preparation of Interim Financial Statements

The condensed consolidated financial statements of Hooker Furniture Corporation and subsidiaries (referred to as “we,” “us,” “our,” “Hooker” or the “Company”) have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”).  In the opinion of management, these statements include all adjustments necessary for a fair statement of the results of all interim periods reported herein.  All such adjustments are of a normal recurring nature.  Certain information and footnote disclosures prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) are condensed or omitted pursuant to SEC rules and regulations.  However, we believe that the disclosures made are adequate for a fair presentation of our results of operations and financial position.  Operating results for the interim periods reported herein may not be indicative of the results expected for the fiscal year.  These financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in our annual report on Form 10-K for the fiscal year ended February 1, 2015 (“2015 Annual Report”).

The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect both the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from our estimates.

The financial statements contained herein are being filed as part of a quarterly report on Form 10-Q covering the thirteen-week period (also referred to as “three months,” “three-month period,” “quarter,” “first quarter” or “quarterly period”) that began February 2, 2015 and ended May 3, 2015.  These financial statements also include the thirteen-week period that began February 3, 2014 and ended May 4, 2014.

References in these notes to the condensed consolidated financial statements of the Company to:

▪	the 2016 fiscal year and comparable terminology mean the fiscal year that began February 2, 2015 and will end January 31, 2016; and

▪	the 2015 fiscal year and comparable terminology mean the fiscal year that began February 3, 2014 and ended February 1, 2015.

2.           Accounts Receivable

	May 3,	February 1,
	2015	2015

Trade accounts receivable	$23,052	$25,322
Receivable from factor	8,504	8,252
Allowance for doubtful accounts	(1,233)	(1,329)
Accounts receivable	$30,323	$32,245

“Receivable from factor” represents amounts due with respect to factored accounts receivable. Through the fiscal 2016 first quarter, we factored substantially all of our domestically-produced upholstery accounts receivable without recourse to us.

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

A limited number of our accounts receivable for our domestically produced upholstery are factored with recourse to us. The amounts of these receivables at May 3, 2015 and February 1, 2015 were $256,000 and $237,000, respectively. If the factor is unable to collect the amounts due, invoices are returned to us for collection. We include an estimate of potentially uncollectible receivables in our calculation of our allowance for doubtful accounts.

3.           Inventories

	May 3,	February 1,
	2015	2015
Finished furniture	$54,035	$54,896
Furniture in process	642	615
Materials and supplies	9,307	9,131
Inventories at FIFO	63,984	64,642
Reduction to LIFO basis	(20,028)	(19,669)
Inventories	$43,956	$44,973

4.           Property, Plant and Equipment

	Depreciable Lives	May 3,	Feb 1,
	(In years)	2015	2015

Buildings and land improvements	15 - 30	$21,966	$22,162
Computer software and hardware	3 - 10	11,921	18,444
Machinery and equipment	10	4,771	4,757
Leasehold improvements	5	2,874	2,840
Furniture and fixtures	3 - 8	1,433	2,240
Other	5	564	628
Total depreciable property at cost		43,529	51,070
Less accumulated depreciation		25,791	32,790
Total depreciable property, net		17,738	18,280
Land		1,067	1,067
Construction-in-progress		3,786	3,477
Property, plant and equipment, net		$22,591	$22,824

The decreases in computer software and hardware, furniture and fixtures and accumulated depreciation line items above in the first quarter of fiscal 2016 are primarily due to the write-off of fully depreciated assets that are no longer in use.  At May 3, 2015, construction-in-progress consisted of approximately $3.0 million of expenditures related to our ongoing Enterprise Resource Planning (ERP) conversion efforts and approximately $800,000 of expenditures related to various other projects to enhance our facilities and operations.

5.           Fair Value Measurements

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

As of May 3, 2015 and February 1, 2015, Company-owned life insurance was measured at fair value on a recurring basis based on Level 2 inputs. The fair value of the Company-owned life insurance is determined by inputs that are readily available in public markets or can be derived from information available in publicly quoted markets. Additionally, the fair value of the Company-owned life insurance is marked to market each reporting period and any change in fair value is reflected in income for that period.

As of May 3, 2015, a mortgage note receivable (related to the previously announced sale of our Cloverleaf facility during the fiscal 2015 first quarter) was measured at fair value on a non-recurring basis using Level 3 inputs. The note receivable was recorded at approximately $1.6 million, which was the face value of the note issued for the mortgage. The carrying value of the note receivable is assumed to approximate its fair value. We measure the probability to collect amounts due to us under this note receivable primarily based on the buyer’s payment history. Specifically, we consider the buyer’s adherence to the contractual payment terms for both the timeliness and payment amounts. Should it become probable that we would be unable to collect all amounts due according to the contractual terms of the underlying loan agreement, we would measure the note for impairment and record a valuation allowance against the note receivable, if needed, with the related expense charged to income for that period. The note receivable is included in the “Other assets” line of our condensed consolidated balance sheets.

Our assets measured at fair value on a recurring basis at May 3, 2015 and February 1, 2015, respectively, were as follows:

	Fair value at May 3, 2015				Fair value at February 1, 2015
Description	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets measured at fair value
Company-owned life insurance	$-	$20,734	$-	$20,734	$-	$20,373	$-	$20,373
Mortgage note receivable	-	-	1,575	1,575	-	-	1,575	1,575

6.           Intangible Assets

		May 3,	February 1,
Non-amortizable Intangible Assets	Segment	2015	2015
Trademarks and trade names - Bradington-Young	Upholstery	$861	$861
Trademarks and trade names - Sam Moore	Upholstery	396	396
URL- Homeware.com	All other	125	125
Total trademarks and tradenames		1,382	1,382

7.           Long Term Debt

As of May 3, 2015, we had an aggregate $13.5 million available under our $15.0 million unsecured revolving credit facility to fund working capital needs.  Standby letters of credit in the aggregate amount of $1.5 million, used to collateralize certain insurance arrangements and for imported product purchases, were outstanding under our revolving credit facility as of May 3, 2015.  There were no additional borrowings outstanding under the revolving credit facility on May 3, 2015.  Any principal outstanding under the revolving credit facility is due July 31, 2018.

8.           Employee Benefit Plans

We maintain a supplemental retirement income plan (“SRIP”) for certain former and current executives. The liability for the SRIP at May 3, 2015 and February 1, 2015 was $8.5 million and $8.4 million, respectively, and is shown in our condensed consolidated balance sheets as follows:

	May 3,	February 1,
	2015	2015
Accrued salaries, wages and benefits (current portion)	$354	$354
Deferred compensation (long-term portion)	8,122	8,031
Total liability	$8,476	$8,385

Components of net periodic benefit cost for the SRIP are included in our condensed consolidated statements of income under selling and administrative expenses:

	Thirteen Weeks Ended
	May 3,	May 4,
	2015	2014
Net periodic benefit cost
Service cost	$101	$25
Interest cost	72	85
Actuarial loss (gain)	45	(13)
Net periodic benefit cost	$218	$97

The performance criteria for the performance grants awarded to our named executive officers in fiscal 2013 were met and common stock was issued during the fiscal 2016 first quarter for this stock-based compensation. Consequently, most of the increase in the balance of our common stock as of the end of our fiscal 2016 first quarter resulted from this stock based compensation.

9.           Earnings Per Share

We refer you to the discussion of Earnings Per Share in Note 1-Summary of Significant Accounting Policies, in the financial statements included in our 2015 Annual Report, for additional information concerning the calculation of earnings per share.

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

	May 3,	Feb 1,
	2015	2015

Restricted shares	33	27
Restricted stock units	20	25
	53	52

All restricted shares and RSUs awarded that have not yet vested are considered when computing diluted earnings per share. The following table sets forth the computation of basic and diluted earnings per share:

	Thirteen Weeks Ended
	May 3,	May 4,
	2015	2014

Net income	$3,472	$2,804
Less: Unvested participating restricted stock dividends	3	3
Net earnings allocated to unvested participating restricted stock	9	7
Earnings available for common shareholders	3,460	2,794

Weighted average shares outstanding for basic earnings per share	10,756	10,724
Dilutive effect of unvested restricted stock and RSU awards	25	38
Weighted average shares outstanding for diluted earnings per share	10,781	10,762

Basic earnings per share	$0.32	$0.26

Diluted earnings per share	$0.32	$0.26

10.         Income Taxes

We recorded income tax expense of $1.9 million for the fiscal 2016 first quarter compared to $1.5 million for the comparable prior year period.  The effective tax rates for the fiscal 2016 and 2015 first quarters were 35.4% and 34.6%, respectively.  Our effective tax rate was higher in the fiscal 2016 first quarter as a result of a higher federal rate due to higher taxable income.

The net unrecognized tax benefits as of May 3, 2015 and February 1, 2015, which, if recognized, would affect our effective tax rate are $427,000 and $426,000, respectively.

Our Federal tax returns for the fiscal years 2013 through 2015 remain subject to examination by federal taxing authorities. Our state tax returns for the fiscal years ending 2012 through fiscal 2015 remain subject to examination by state taxing authorities.  An examination of our fiscal year 2013 Federal tax return is currently underway by the Internal Revenue Service. In addition, an examination of our North Carolina state tax returns for fiscal years 2012 and 2013 is also underway by the North Carolina Department of Revenue.

11.         Segment Information

For financial reporting purposes, we are organized into three operating segments – casegoods furniture, upholstered furniture and an “all other” segment, which includes our two startup initiatives, Homeware and H Contract. The financial information for the fiscal 2015 first quarter appearing in the table below has been updated to conform to the current presentation of our operating segments. The following table presents segment information for the periods, and as of the dates, indicated:

	Thirteen Weeks Ended
	May 3, 2015		May 4, 2014
		% Net Sales		% Net Sales
Net Sales
Casegoods	$38,483	63.1%	$38,253	62.3%
Upholstery	21,303	34.9%	22,378	36.4%
All other	1,332	2.2%	910	1.5%
Intercompany eliminations	(162)	-0.3%	(145)	-0.2%
Consolidated	$60,956	100.0%	$61,396	100.0%

Gross Profit & Margin
Casegoods	$11,301	29.4%	$11,092	29.0%
Upholstery	4,718	22.1%	4,233	18.9%
All other	351	26.4%	283	31.1%
Intercompany eliminations	5	-2.8%	2	-1.6%
Consolidated	$16,375	26.9%	$15,610	25.4%

Operating Income & Margin
Casegoods	$4,101	10.7%	$4,066	10.6%
Upholstery	1,447	6.8%	531	2.4%
All other	(311)	-23.3%	(356)	-39.2%
Intercompany eliminations	5	-2.8%	2	-1.6%
Consolidated	$5,242	8.6%	$4,243	6.9%

Capital Expenditures
Casegoods	$369		$678
Upholstery	59		330
All other	-		-
Consolidated	$428		$1,008

Depreciation & Amortization
Casegoods	$397		$367
Upholstery	221		246
All other	2		-
Consolidated	$620		$613

	As of May 3, 2015	% Total	As of February 1, 2015	% Total
Total Assets		Assets		Assets
Casegoods	$133,077	78.8%	$135,403	79.3%
Upholstery	34,382	20.4%	33,788	19.8%
All other	1,523	0.9%	1,605	0.9%
Intercompany eliminations	(35)	0.0%	(41)	0.0%
Consolidated	$168,947	100.0%	$170,755	100.0%

12.         Subsequent Events

Dividends

On June 4, 2015, our board of directors declared a quarterly cash dividend of $0.10 per share, payable on June 30, 2015 to shareholders of record at June 15, 2015.

Item 2.                        Management’s Discussion and Analysis of Financial Condition and Results of Operations

This quarterly report on Form 10-Q includes our unaudited condensed consolidated financial statements for the thirteen-week period (also referred to as “three months,” “three-month period,” “quarter” “first quarter” or “quarterly period”) that began February 2, 2015 and ended May 3, 2015.  This report discusses our results of operations for this period compared to the 2015 fiscal year thirteen-week period that began February 3, 2014 and ended May 4, 2014; and our financial condition as of May 3, 2015 compared to February 1, 2015.

References in this report to:

▪	the 2016 fiscal year and comparable terminology mean the fiscal year that began February 2, 2015 and will end January 31, 2016; and

▪	the 2015 fiscal year and comparable terminology mean the fiscal year that began February 3, 2014 and ended February 1, 2015.

Dollar amounts presented in the tables below are in thousands except for per share data.

The following discussion should be read in conjunction with the condensed consolidated financial statements, including the related notes, contained elsewhere in this quarterly report. We also encourage users of this report to familiarize themselves with all of our recent public filings made with the Securities and Exchange Commission (“SEC”), especially our 2015 annual report on Form 10-K (“2015 Annual Report”) filed with the SEC on April 17, 2015. Our 2015 Annual Report contains critical information regarding known risks and uncertainties that we face, critical accounting policies and information on commitments and contractual obligations that are not reflected in our condensed consolidated financial statements, as well as a more thorough and detailed discussion of our corporate strategy and new business initiatives.

Our business is subject to a number of significant risks and uncertainties, including our reliance on offshore sourcing, any of which can adversely affect our business, results of operations, financial condition or future prospects. For a discussion of risks and uncertainties that we face, see Item 1A, “Risk Factors” and “Forward Looking Statements” beginning on page eleven of our 2015 Annual Report.

Our 2015 Annual Report and our other public filings made with the SEC are available, without charge, at www.sec.gov and at http://investors.hookerfurniture.com

Nature of Operations

Hooker Furniture Corporation (referred to as “we,” “us”, “our” “Hooker” or “the Company”) is a home furnishings marketing, design and logistics company offering worldwide sourcing of residential casegoods and upholstery, as well as domestically-produced custom leather and fabric-upholstered furniture. We were incorporated in Virginia in 1924 and are ranked among the nation’s top 10 largest publicly traded furniture sources, based on 2014 shipments to U.S. retailers, according to a 2015 survey published by Furniture Today, a leading trade publication. We are a key resource for residential wood and metal furniture (commonly referred to as “casegoods”) and upholstered furniture.  Our major casegoods product categories include accents, home office, dining, bedroom and home entertainment furniture under the Hooker Furniture brand.  Our residential upholstered seating companies include Bradington-Young, a specialist in upscale motion and stationary leather furniture, Hooker Upholstery, a line of imported leather upholstery, and Sam Moore Furniture, a specialist in upscale occasional chairs, settees, sofas and sectional seating with an emphasis on cover-to-frame customization.  An extensive selection of designs and formats along with finish and cover options in each of these product categories makes us a comprehensive resource for retailers primarily targeting the upper-medium price range.  For our core product line, our principal customers are retailers of residential home furnishings that are broadly dispersed throughout the United States. Our customers also include home furniture retailers in Canada and in nearly 40 other countries internationally. Other customers include independent furniture stores, specialty retailers, department stores, catalog and internet merchants, interior designers and national and regional chains.

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

For financial reporting purposes, we are organized into three operating segments – casegoods furniture, upholstered furniture and all other. Prior to the fiscal 2015 third quarter, we reported our results of operations in two operating segments- casegoods and upholstery. We aggregated the results of our two new business ventures – H Contract and Homeware- with our casegoods segment in accordance with the provisions of ASC 280 Segment Reporting. We did this primarily due to the similarity of the products, production processes, distribution methods, types of customers and regulatory environment. These similarities persist and although H Contract and Homeware are likely to remain immaterial to our consolidated results of operations for the near-to-medium term, we believe that information about these businesses would be beneficial to the readers of our financial statements, as it is to management; therefore, we have separately disclosed information about them in the “All other” segment. The financial information in the fiscal 2015 first quarter appearing in the tables and narratives contained in this item has been updated to conform to the current presentation of our operating segments.

Overview

Consumer home furnishings purchases are driven by an array of factors, including general economic conditions such as:

▪	consumer confidence;
▪	availability of consumer credit;
▪	energy and other commodity prices; and
▪	housing and mortgage markets;

as well as lifestyle-driven factors such as changes in:

▪	fashion trends;
▪	disposable income; and
▪	household formation and turnover.

We believe that our business and the home furnishings industry in general is gaining momentum as the U.S. economy continues to recover from an extended and severe downturn that began in 2008. Housing and housing-related industries have begun to show signs of sustained recovery, and mostly positive news on housing and consumer confidence is encouraging.

Our lower overhead, variable-cost import operations help drive our profitability and provide us with more flexibility to respond to changing demand by adjusting inventory purchases from suppliers. This import model requires constant vigilance due to a larger investment in inventory and longer production lead times. We constantly evaluate our imported furniture suppliers and when quality concerns, inflationary pressures, or trade barriers, such as duties and tariffs, diminish our value proposition, we transition sourcing to other suppliers, often located in different countries or regions.

Our domestic upholstery operations, have significantly higher overhead and fixed costs than our import operations, and have been particularly affected by the depressed economic conditions over the past seven years.  During that time, we initiated extensive cost reduction efforts, which helped to mitigate the effect of such depressed economic conditions, including declining demand. Our upholstery segment operations have been profitable for the last three fiscal years, with overall profitability improving each year; however, domestic upholstery profitability continues to lag behind our imported products.

Executive Summary-Results of Operations

Consolidated net sales for the fiscal 2016 first quarter were essentially flat, decreasing by less than 1% or $440,000, to $61 million, while net income increased by 23.8%, or $668,000, to $3.5 million, in each case compared to the fiscal 2015 first quarter. As discussed in greater detail under “Results of Operations” below, the following are the primary factors that affected our consolidated fiscal 2016 first quarter results of operations:

▪
Increased gross profit. Consolidated gross profit increased primarily due to improved operating efficiencies, decreased contract manufacturing and decreased medical claims expenses in our upholstery segment and decreased discounting and decreased returns and allowances in our casegoods segment, which helped offset cost increases on our imported products.

▪
Decreased selling and administrative expenses. Consolidated selling and administrative expenses were essentially flat, decreasing slightly as a percentage of net sales and in absolute terms primarily due to decreased medical claims expenses, decreased contributions of off-quality furniture and decreased banking expenses, partially offset by increased professional services expenses.

▪
Increased operating income. Consolidated operating income increased nearly $1.0 million primarily due to a $916,000 upholstery segment operating profitability increase which was due to the factors discussed above.

Results of Operations

The following table sets forth the percentage relationship to net sales of certain items included in the condensed consolidated statements of income included in this report.

	Thirteen Weeks Ended
	May 3,	May 4,
	2015	2014
Net sales	100.0%	100.0%
Cost of sales	73.1	74.6
Gross profit	26.9	25.4
Selling and administrative expenses	18.3	18.5
Operating income	8.6	6.9
Other (expense) income, net	0.2	0.1
Income before income taxes	8.8	7.0
Income tax expense	3.1	2.4
Net income	5.7	4.6

Fiscal 2016 First Quarter Compared to Fiscal 2015 First Quarter

	Net Sales
	Thirteen Weeks Ended
	May 3, 2015		May 4, 2014		$ Change	% Change
		% Net Sales		% Net Sales
Casegoods	$38,483	63.1%	$38,253	62.3%	$230	0.6%
Upholstery	21,303	34.9%	22,378	36.4%	(1,075)	-4.8%
All Other	1,332	2.2%	910	1.5%	422	46.4%
Intercompany Eliminations	(162)	-0.3%	(145)	-0.2%	(17)	11.7%
Consolidated	60,956	100%	61,396	100%	(440)	-0.7%

Unit Volume	FY16 Q1 % Increase vs. FY15 Q1	Average Selling Price	FY16 Q1 % Increase vs. FY15 Q1

Casegoods	-5.1%	Casegoods	4.9%
Upholstery	-9.9%	Upholstery	5.8%
All Other	30.0%	All Other	15.3%
Consolidated	-5.9%	Consolidated	4.9%

Consolidated net sales decreased for the fiscal 2016 first quarter primarily due to decreased unit volume in our casegoods and upholstery segments, partially offset by increased average selling prices in those segments. Unit volume decreases in our casegoods segment were primarily due to decreases in container-direct shipments to retailers, which were partially offset by increases in non-container shipments. Upholstery segment net sales decreases were primarily due to sales decreases at both Sam Moore and Hooker Upholstery, partially offset by sales increases at Bradington-Young.  Our all other segment contributed positively to sales in the fiscal 2016 first quarter compared to the prior-year period, but is still a small component of our overall sales.

We believe the decrease in our fiscal 2016 first quarter net sales results compared to our fiscal 2015 first quarter net sales results is primarily due to overall inconsistent conditions at retail and product availability challenges due to expanding lead times and late deliveries of certain of our more popular October market introductions in our casegoods segment. We expect that the late deliveries that we experienced in the first quarter to be less of an issue going forward.

	Gross Income and Margin
	Thirteen Weeks Ended
	May 3, 2015		May 4, 2014		$ Change	% Change
		% Net Sales		% Net Sales
Casegoods	$11,301	29.4%	$11,092	29.0%	$209	1.9%
Upholstery	4,718	22.1%	4,233	18.9%	485	11.5%
All Other	351	26.4%	283	31.1%	68	24.0%
Intercompany Eliminations	5	-2.8%	2	-1.6%	3	91.5%
Consolidated	$16,375	26.9%	$15,610	25.4%	$765	4.9%

Consolidated gross profit increased in the fiscal 2016 first quarter, primarily due to:
▪
Improved upholstery segment gross profit due to operating efficiencies such as better materials management, better labor efficiency, decreased contract manufacturing and lower medical claims expense; and

▪	Improved casegoods segment gross profit due to decreased discounting due to product mix and lower returns and allowances as a result of better quality experience on our products.

	Selling and Administrative Expenses
	Thirteen Weeks Ended
	May 3, 2015		May 4, 2014		$ Change	% Change
		% Net Sales		% Net Sales
Casegoods	$7,200	18.7%	$7,026	18.4%	$174	2.5%
Upholstery	3,271	15.4%	3,701	16.5%	(430)	-11.6%
All Other	662	49.7%	640	70.3%	22	3.4%
Consolidated	$11,133	18.3%	$11,367	18.5%	$(234)	-2.1%

Consolidated selling and administrative expenses decreased as a percentage of net sales and in absolute terms for the fiscal 2015 first quarter primarily due to:
▪	decreased medical claims expense in all segments primarily due to plan design changes and better claims experience;
▪	decreased contributions of off-quality furniture in our casegoods segment primarily due to better quality experience; and
▪	decreased banking expenses in our casegoods segment primarily due to changes to our sales policies.

These decreases were partially offset by increased professional service expenses primarily due to increased compliance and consulting costs in our casegoods segment. Selling and administrative expenses in our all other segment were relatively stable despite a net sales increase in that segment, as our H Contract and Homeware businesses have exited the startup phases of their life cycle.

	Operating Profit and Margin
	Thirteen Weeks Ended
	May 3, 2015		May 4, 2014		$ Change	% Change
		% Net Sales		% Net Sales
Casegoods	$4,101	10.7%	$4,066	10.6%	$35	0.9%
Upholstery	1,447	6.8%	531	2.4%	916	172.5%
All Other	(311)	-23.3%	(356)	-39.2%	45	-12.6%
Intercompany Eliminations	5	-2.8%	2	-1.6%	3	91.5%
Consolidated	$5,242	8.6%	$4,243	6.9%	$999	23.5%

Operating profitability increased for the fiscal 2016 first quarter compared to the same prior-year period, both as a percentage of net sales and in absolute terms, due to the factors discussed above.

	Income taxes
	Thirteen Weeks Ended
	May 3, 2015		May 4, 2014		$ Change	% Change
		% Net Sales		% Net Sales
Consolidated income tax expense	$1,902	3.1%	$1,485	2.4%	$417	28.1%

Effective Tax Rate	35.4%		34.6%

We recorded income tax expense of $1.9 million for the fiscal 2016 first quarter compared to $1.5 million for the same prior-year period.  The effective tax rates for the fiscal 2016 and 2015 first quarters were 35.4% and 34.6%, respectively.  Our effective tax rate was higher in the fiscal 2016 first quarter as a result of a higher federal rate due to higher taxable income.

	Net Income
	Thirteen Weeks Ended
	May 3, 2015		May 4, 2014		$ Change	% Change
Net Income		% Net Sales		% Net Sales
Consolidated	$3,472	5.7%	$2,804	4.6%	$668	23.8%

Earnings per share	$0.32		$0.26

Review

Casegoods segment sales were essentially flat for the fiscal 2016 first quarter as compared to the same prior-year period, following very strong sales in the second half of our fiscal 2015.   We believe this is due to recent slowing and uncertainty in the US economy but also believe the mid-to-longer term outlook for sales of larger-ticket purchases such as our casegoods products remains as good as any time since the economic downturn of 2008. Sales were also negatively impacted by delayed deliveries from some our Asian suppliers.  We are pleased that the casegoods segment generated an operating margin of over 10% for three consecutive fiscal quarters and believe that we can continue to make smaller, incremental improvements as we move forward.

While upholstery segment sales were down nearly 5.0% in the fiscal 2016 first quarter as compared to the same prior-year period, we were pleased with a $916,000 operating income improvement, which resulted primarily due to improvements at Sam Moore and Bradington-Young. Prior-year operating income was adversely affected by higher medical claims expenses and higher material costs; which represent two continued sources of risk for that segment’s operating profitability.  Due to increased leather prices and labor costs at our Asian suppliers, we continue to work to mitigate rising costs of our imported Hooker Upholstery line without sacrificing gross margins and to improve the perceived value of its imported leather products relative to our domestically produced leather products. We have strengthened Bradington-Young’s and Hooker Upholstery’s opening price points to offer a better value proposition for both. We are also seeking to be more creative and innovative in our design and color direction. The achievement of future upholstery segment profitability increases will require us to increase sales while maintaining Bradington-Young gross margins at, or close to, current levels, to continue to improve manufacturing processes and work flow at the Sam Moore facility, and to minimize the impact of raw material and labor costs increases for this segment.

Our all other segment’s net sales increased and operating loss decreased in the fiscal 2016 first quarter, but remained a small part of our overall results. Our H Contract product line was close to operating profitability for the fiscal 2016 first quarter. We expect H Contract to continue to broaden its customer base and product line, to increase sales and to begin to contribute more significantly to consolidated operating profitability in fiscal 2016. Homeware’s operating loss decreased in the fiscal 2016 first quarter as compared to the same prior-year period. We have adjusted Homeware’s strategy after a little more than a year in operation and remain positive about the brand and the future of online furniture retailing. We believe the Homeware initiative is critical to address the migration of retail business to online outlets. We expect that it will take Homeware longer than H Contract to reach critical mass and profitability. However, we view this investment as a vital step toward the future of consumer-centric home furniture retailing.

Outlook

So far in fiscal 2016, we have seen flat demand for many of our products compared to the same period a year ago. In addition, after several years of stability, we also experienced price increases on imported products from China and rising ocean freight costs. However, we believe we have offset these rising costs with a price increase during the fiscal 2016 first quarter.

In light of improving economic conditions as previously noted in this report, we are optimistic about our longer-term future, both with our core businesses and our new ventures. We believe we are positioned to capitalize on continued improvements in the economy as they occur.  We continue to increase production capacity at our upholstery manufacturing facilities, to maintain good inventory positions on our best-selling casegoods products and promote what we believe to be our strongest product line in several years. Additionally, we continue to explore opportunities in which we can best leverage our balance sheet.

As we progress through the remainder of fiscal 2016, we will focus on:

▪	evaluating ways to expand into new distribution channels;
▪	growing and improving the profitability of our new business initiatives;
▪	building on our initial successes in expanding our merchandising reach in the “better” parts of our “good-better-best” casegoods product offerings;
▪	successfully launching our newly-licensed Cynthia Rowley home furnishings collection;
▪	improving the product assortment and value proposition of the Hooker Upholstery imported products line;
▪	increasing operating profitability and increasing production capacity at Sam Moore;
▪	mitigating inflation on our imported products and raw materials;
▪	maintaining proper inventory levels and optimizing product availability on best-selling items;
▪	strengthening our relationships with key vendors and sourcing product from cost-competitive locations and from quality-conscious sourcing partners;
▪	offering an array of new products and designs, which we believe will help generate additional sales;
▪	upgrading and refining our information systems capabilities to support our businesses, including implementing our ERP system in our upholstery segment; and
▪	controlling costs.

Potential Duties on Accent Chests

On May 27, 2014, the U.S. Department of Commerce (“DoC”) determined that certain accent chests manufactured in China for one of our competitors constitute “wooden bedroom furniture” that is subject to anti-dumping duties under the Continued Dumping Subsidy Offset Act of 2000. In early June 2014, the DoC directed U.S. Customs and Border Protection (“CBP”) to begin collecting the anti-dumping duty on these items. While the DoC ruling applies only to the specific accent chests mentioned in the ruling, it is uncertain whether CBP also will begin to collect anti-dumping duties with respect to other similar accent chests imported from China. We currently import, and have imported in the past, accent chests from China that may be similar to those that are subject to the DoC ruling, including accent chests sourced from the same Chinese company that manufactures the accent chests addressed by the DoC ruling.

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

Customs Penalty

Unrelated to the potential duties on accent chests discussed above, in September 2009 CBP issued an audit report asserting that we had not paid all required antidumping duties due with respect to certain bedroom furniture we imported from China. In February 2015, CBP assessed a civil penalty of approximately $2.1 million and unpaid duties of approximately $500,000 on the matter.  We assert that no antidumping duties are due and that there is no basis for the imposition of a penalty. We intend to defend against the penalty vigorously. In the opinion of management, the ultimate disposition of this matter will not have a material adverse effect on our consolidated financial position, results of operations, or liquidity.

Financial Condition, Liquidity and Capital Resources

Balance Sheet and Working Capital

The following chart shows changes in our total assets, current assets, current liabilities, net working capital (current assets less current liabilities) and working capital ratio (current assets compared to current liabilities) as of the first quarter of fiscal 2016 compared to the fiscal 2015 year end:

	Balance Sheet and Working Capital
	May 3, 2015	February 1, 2015	$ Change

Total Assets	$168,947	$170,755	$(1,808)

Cash and cash equivalents	$40,534	$38,663	$1,871
Trade Receivables, net	30,323	32,245	(1,922)
Inventories	43,956	44,973	(1,017)
Prepaid Expenses & Other	3,182	4,057	(875)

Total Current Assets	$117,995	$119,938	$(1,943)

Trade accounts payable	$8,425	$10,293	$(1,868)
Accrued salaries, wages and benefits	2,873	4,824	(1,951)
Other accrued expenses	2,792	3,950	(1,158)

Total current liabilities	$14,090	$19,067	$(4,977)

Net working capital	$103,905	$100,871	$3,034

Working capital ratio	8.4 to 1	6.3 to 1

As of May 3, 2015, net working capital increased compared to February 1, 2015, primarily due to:

▪	decreased trade receivables due to increased cash collections;
▪	decreased inventories due to lower levels of obsolete inventory and matching inventories with demand;
▪	decreased accounts payable due to the timing of payments;
▪	decreased accrued salaries, wages and benefits due to the payment of fiscal 2015 bonuses during the fiscal 2016 first quarter; and
▪	decreased other accrued expenses due to tax payments made in the quarter.

Cash Flows – Operating, Investing and Financing Activities

	Thirteen Weeks Ended
	May 3,	May 4,
	2015	2014
Net cash provided by operating activities	$3,539	$10,001
Net cash used in investing activities	(589)	(1,122)
Net cash used in financing activities	(1,079)	(1,075)
Net increase in cash and cash equivalents	$1,871	$7,804

During the three months ended May 3, 2015, cash generated from operations of $3.5 million helped to fund an increase in cash and cash equivalents of $1.9 million, cash dividends of $1.1 million, capital expenditures of $428,000 to enhance our business systems and facilities and to pay premiums of $168,000 on Company-owned life insurance policies.

In comparison, during the three months ended May 4, 2014, cash generated from operations of $10 million helped to fund an increase in cash and cash equivalents of $7.8 million, cash dividends of $1.1 million, capital expenditures of $1 million to enhance our business systems and facilities and to pay premiums of $190,000 on Company-owned life insurance policies.

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

As of May 3, 2015, we had an aggregate $13.5 million available under our revolving credit facility to fund working capital needs. Standby letters of credit in the aggregate amount of $1.5 million, used to collateralize certain insurance arrangements and for imported product purchases, were outstanding under the revolving credit facility as of May 3, 2015.  There were no additional borrowings outstanding under the revolving credit facility on May 3, 2015.

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

We were in compliance with each of these financial covenants at May 3, 2015 and expect to remain in compliance with existing covenants for the foreseeable future. The loan agreement does not restrict our ability to pay cash dividends on, or repurchase shares of, our common stock, subject to complying with the financial covenants under the loan agreement.

Factoring Arrangement

Through the fiscal 2016 first quarter, we factored substantially all of our domestic upholstery accounts receivable, in most cases without recourse to us.  Historically, we have factored these receivables because factoring:

▪	allowed us to outsource the administrative burden of the credit and collections functions for our domestic upholstery operations;
▪	allowed us to transfer the collection risk associated with the majority of our domestic upholstery receivables to the factor; and
▪	provided us with an additional, potential source of short-term liquidity.

In order to realize operational efficiencies, cost savings, leverage best practices and present a single face to our customers, we plan to end our factoring relationship as our new ERP system becomes fully operational for our domestic upholstery companies, which occurred at Sam Moore at the beginning of the fiscal 2016 second quarter and which we expect to occur in the second half of fiscal 2016 at Bradington-Young. We expect collections may slow somewhat as we transition these receivables in-house. However, given our current and projected liquidity, we do not expect the transition to have a material adverse effect on our future liquidity.

Capital Expenditures

We expect to spend between $2.0 million to $3.0 million in capital expenditures during the remainder of the 2016 fiscal year to maintain and enhance our operating systems and facilities.

Enterprise Resource Planning

Our new Enterprise Resource Planning (ERP) system became operational for our casegoods segment and Hooker Upholstery operations early in the third quarter of fiscal 2013 and our all other segment began their operations on the ERP system when that segment’s operations were launched in fiscal 2014. ERP conversion efforts began for our domestic upholstery units early in the fiscal 2014 first quarter. Sam Moore came on-line at the beginning of the fiscal 2016 second quarter and Bradington-Young is expected to become operational during the second half of fiscal 2016. Once all segments are fully operational on the ERP platform, we expect to realize operational efficiencies and cost savings as well as present a single face to our customers and leverage best practices across the organization.

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

We refer you to Item “1A. Risk Factors” above for additional discussion of risks involved in our ERP system conversion and implementation.

Share Repurchase Authorization

During the fiscal 2013 first quarter, our Board of Directors authorized the repurchase of up to $12.5 million of the Company’s common shares. The authorization does not obligate us to acquire a specific number of shares during any period and does not have an expiration date, but it may be modified, suspended or discontinued at any time at the discretion of our Board of Directors. Repurchases may be made from time to time in the open market, or through privately negotiated transactions or otherwise, in compliance with applicable laws, rules and regulations, and subject to our cash requirements for other purposes, compliance with the covenants under the loan agreement for our revolving credit facility and other factors we deem relevant. During fiscal 2013 , we entered into a trading plan under Rule 10b-18 and Rule 10b5-1 of the Securities Exchange Act of 1934 for effecting some or all of the purchases under this repurchase authorization. The trading plan contains provisions that could restrict the amount and timing of purchases. We can terminate this plan at any time. In fiscal 2013, we used approximately $671,000 of the authorization to purchase 57,700 of our common shares (at an average price of $11.63 per share). No shares were purchased under the authorization during the fiscal 2016 first quarter, fiscal 2015 or fiscal 2014. Approximately $11.8 million remained available for future purchases under the authorization as of May 3, 2015.

Critical Accounting Policies

There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our 2015 Annual Report.

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

Amounts outstanding under our revolving credit facility would bear interest at variable rates. In the past, we have entered into swap agreements to hedge against the potential impact of increases in interest rates on our floating-rate debt instruments. There was no outstanding balance under our revolving credit facility as of May 3, 2015, other than standby letters of credit in the amount of $1.5 million.  Therefore, a fluctuation in market interest rates of one percentage point (or 100 basis points) would not have a material impact on our results of operations or financial condition.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended May 3, 2015.  Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective as of May 3, 2015 to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to the Company’s management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure and are effective to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the fiscal quarter ended May 3, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended May 3, 2015, formatted in Extensible Business Reporting Language (“XBRL”): (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of income, (iii) condensed consolidated statements of comprehensive income, (iv) condensed consolidated statements of cash flows, and (v) the notes to the condensed consolidated financial statements

____________
*Filed herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOOKER FURNITURE CORPORATION

Date: June 9, 2015	By:	/s/ Paul A. Huckfeldt
Paul A. Huckfeldt
Chief Financial Officer and
Senior Vice President – Finance and Accounting