Form 10-Q
period 2015-08-02
HOOKER FURNITURE CORP
filed 2015-09-10
CIK 1077688

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended August 2, 2015

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

Large accelerated Filer ☐	Accelerated filer ☒
Non-accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of September 4, 2015:

Common stock, no par value	10,811,507
(Class of common stock)	(Number of shares)

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

HOOKER FURNITURE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

As of	August 2,	February 1,
	2015	2015
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$43,631	$38,663
Trade accounts receivable, less allowance for doubtful accounts of $1,020 and $1,329 on each respective date	28,544	32,245
Inventories	47,019	44,973
Prepaid expenses and other current assets	2,138	2,353
Deferred taxes	1,227	1,704
Income tax recoverable	233	-
Total current assets	122,792	119,938
Property, plant and equipment, net	22,808	22,824
Cash surrender value of life insurance policies	21,312	20,373
Deferred taxes	3,982	4,188
Intangible assets	1,382	1,382
Other assets	2,051	2,050
Total non-current assets	51,535	50,817
Total assets	$174,327	$170,755

Liabilities and Shareholders’ Equity
Current liabilities
Trade accounts payable	$10,049	$10,293
Accrued salaries, wages and benefits	3,908	4,824
Income tax accrual	-	1,368
Accrued commissions	850	916
Customer deposits	803	853
Other accrued expenses	915	813
Total current liabilities	16,525	19,067
Deferred compensation	8,429	8,329
Income tax accrual	161	90
Other long-term liabilities	388	360
Total long-term liabilities	8,978	8,779
Total liabilities	25,503	27,846

Shareholders’ equity
Common stock, no par value, 20,000 shares authorized, and 10,812 and 10,774 shares issued and outstanding, respectively, on each date	18,462	17,852
Retained earnings	130,642	125,392
Accumulated other comprehensive loss	(280)	(335)
Total shareholders’ equity	148,824	142,909
Total liabilities and shareholders’ equity	$174,327	$170,755

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

HOOKER FURNITURE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 2,	August 3,	August 2,	August 3,
	2015	2014	2015	2014

Net sales	$60,140	$54,883	$121,096	$116,279

Cost of sales	44,047	41,226	88,628	87,012

Gross profit	16,093	13,657	32,468	29,267

Selling and administrative expenses	10,234	10,243	21,367	21,610

Operating income	5,859	3,414	11,101	7,657

Other income, net	51	52	183	98

Income before income taxes	5,910	3,466	11,284	7,755

Income tax expense	1,972	1,194	3,874	2,679

Net income	$3,938	$2,272	$7,410	$5,076

Earnings per share
Basic	$0.36	$0.21	$0.69	$0.47
Diluted	$0.36	$0.21	$0.69	$0.47

Weighted average shares outstanding:
Basic	10,783	10,731	10,770	10,728
Diluted	10,806	10,767	10,796	10,762

Cash dividends declared per share	$0.10	$0.10	$0.20	$0.20

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

HOOKER FURNITURE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 2,	August 3,	August 2,	August 3,
	2015	2014	2015	2014

Net Income	$3,938	$2,272	$7,410	$5,076
Other comprehensive income:
Amortization of actuarial loss (gain)	44	(12)	90	(25)
Income tax effect on amortization	(16)	4	(34)	9
Adjustments to net periodic benefit cost	28	(8)	56	(16)

Total comprehensive Income	$3,966	$2,264	$7,466	$5,060

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

HOOKER FURNITURE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Twenty-Six Weeks Ended
	August 2,	August 3,
	2015	2014
Operating Activities:
Net income	$7,410	$5,076
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,339	1,259
Loss/(Gain) on disposal of assets	41	(37)
Deferred income tax expense	754	499
Noncash restricted stock and performance awards	315	272
Provision for doubtful accounts	(280)	94
Changes in assets and liabilities:
Trade accounts receivable	3,981	4,075
Inventories	(2,046)	4,422
Income tax recoverable	(233)	646
Gain on life insurance policies	(559)	(477)
Prepaid expenses and other current assets	414	618
Trade accounts payable	(296)	1,631
Accrued salaries, wages, and benefits	(758)	(183)
Accrued income taxes	(1,368)	-
Accrued commissions	(66)	(170)
Customer deposits	(49)	(60)
Other accrued expenses	102	53
Deferred compensation	292	55
Other long-term liabilities	27	23
Net cash provided by operating activities	9,020	17,796

Investing Activities:
Purchases of property and equipment	(1,313)	(1,999)
Proceeds received on notes for sale of assets	10	16
Proceeds from sale of property and equipment	-	69
Premiums paid on life insurance policies	(589)	(670)
Net cash used in investing activities	(1,892)	(2,584)

Financing Activities:
Cash dividends paid	(2,160)	(2,151)
Net cash used in financing activities	(2,160)	(2,151)

Net increase in cash and cash equivalents	4,968	13,061
Cash and cash equivalents - beginning of year	38,663	23,882
Cash and cash equivalents - end of quarter	$43,631	$36,943

Supplemental schedule of cash flow information:
Income taxes paid, net	$4,688	$1,563

Supplemental schedule of noncash investing activities:
Increase in property and equipment through accrued purchases	$51	$-

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

HOOKER FURNITURE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar and share amounts in tables, except per share amounts, in thousands unless otherwise indicated)
(Unaudited)
For the Twenty-Six Weeks Ended August 2, 2015

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

The financial statements contained herein are being filed as part of a quarterly report on Form 10-Q and include:

▪
our results of operations for the thirteen-week period (also referred to as “three months,” “three-month period,” “quarter,” “second quarter” or “quarterly period”) that began May 4, 2015 and the twenty-six week period (also referred to as “six months,” “six-month period” or “first half”) that began February 2, 2015,  which both ended August 2, 2015, compared to the  thirteen-week period that began May 5, 2014 and the twenty-six week period that began February 3, 2014, which both ended August 3, 2014; and

▪	our financial condition as of August 2, 2015 compared to February 1, 2015.

References in these notes to the condensed consolidated financial statements of the Company to:

▪	the 2016 fiscal year and comparable terminology mean the fiscal year that began February 2, 2015 and will end January 31, 2016; and

▪	the 2015 fiscal year and comparable terminology mean the fiscal year that began February 3, 2014 and ended February 1, 2015.

2.	Accounts Receivable

	August 2,	February 1,
	2015	2015
Trade accounts receivable	$25,727	$25,322
Receivable from factor	3,837	8,252
Allowance for doubtful accounts	(1,020)	(1,329)
Accounts receivable	$28,544	$32,245

“Receivable from factor” represents amounts due with respect to factored accounts receivable. Before the fiscal 2016 second quarter, we factored substantially all of our domestically-produced upholstery accounts receivable without recourse to us. However, we ended our Sam Moore factoring relationship as our new ERP system became fully operational at Sam Moore at the beginning of the fiscal 2016 second quarter. We are presently managing Sam Moore’s accounts receivable in-house.  As of August 2, 2015, $167,000 in Sam Moore receivables represent outstanding receivables for which payment is due to us from the factor as part of its residual obligations  under Sam Moore’s legacy factoring agreement.

Under our current factoring agreement, which continues to serve Bradington-Young (BY), invoices for domestically produced BY upholstery products are generated and transmitted to our customers, with copies to the factor on a daily basis, as products are shipped to our customers. The factor collects the amounts due and remits collected funds to us semi-weekly, less factoring fees. We retain ownership of the accounts receivable until the invoices are 90 days past due. At that time, the factor pays us the net invoice amount, less factoring fees, and takes ownership of the accounts receivable. The factor is then entitled to collect the invoices on its own behalf and retain any subsequent remittances. The invoiced amounts are reported as accounts receivable on our condensed consolidated balance sheets, generally from the date the merchandise is shipped to our customer until payment is received from the factor.

A limited number of our accounts receivable for our domestically produced BY upholstery products are factored with recourse to us. The amounts of these receivables at August 2, 2015 and February 1, 2015 were $219,000 and $237,000, respectively, of which $6,000 and $13,000, respectively, represented Sam Moore recourse receivables. If the factor is unable to collect the amounts due, invoices are returned to us for collection. We include an estimate of potentially uncollectible receivables in the calculation of our allowance for doubtful accounts.

3.	Inventories

	August 2,	February 1,
	2015	2015
Finished furniture	$57,461	$54,896
Furniture in process	682	615
Materials and supplies	9,312	9,131
Inventories at FIFO	67,455	64,642
Reduction to LIFO basis	(20,436)	(19,669)
Inventories	$47,019	$44,973

4.	Property, Plant and Equipment

	Depreciable Lives	August 2,	February 1,
	(In years)	2015	2015

Buildings and land improvements	15 - 30	$22,294	$22,162
Computer software and hardware	3 - 10	15,110	18,444
Machinery and equipment	10	4,800	4,757
Leasehold improvements	5	2,658	2,840
Furniture and fixtures	3 - 8	1,437	2,240
Other	5	564	628
Total depreciable property at cost		46,863	51,070
Less accumulated depreciation		26,247	32,790
Total depreciable property, net		20,616	18,280
Land		1,067	1,067
Construction-in-progress		1,125	3,477
Property, plant and equipment, net		$22,808	$22,824

The decreases in computer software and hardware, furniture and fixtures and accumulated depreciation line items above are primarily due to the write-off of fully depreciated assets that are no longer in use.

At August 2, 2015, construction-in-progress primarily consisted of $270,000 of expenditures related to our ongoing Enterprise Resource Planning (ERP) conversion efforts and $855,000 related to various other projects to enhance our facilities and operations.

The decrease in the construction-in-progress line item above is primarily due to placing our ERP asset in-service when the Sam Moore division went-live on our ERP platform during the fiscal 2016 second quarter. This partially offset the decreases in the computer software and hardware line item discussed above.

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

As of August 2, 2015 and February 1, 2015, Company-owned life insurance was measured at fair value on a recurring basis based on Level 2 inputs. The fair value of the Company-owned life insurance is determined by inputs that are readily available in public markets or can be derived from information available in publicly quoted markets. Additionally, the fair value of the Company-owned life insurance is marked to market each reporting period and any change in fair value is reflected in income for that period.

As of August 2, 2015, a mortgage note receivable (related to the previously announced sale of our Cloverleaf facility during the fiscal 2015 first quarter) was measured at fair value on a non-recurring basis using Level 3 inputs. The note receivable was recorded at approximately $1.6 million, which was the face value of the note issued for the mortgage. The carrying value of the note receivable is assumed to approximate its fair value. We measure the probability to collect amounts due to us under this note receivable primarily based on the buyer’s payment history. Specifically, we consider the buyer’s adherence to the contractual payment terms for both the timeliness and payment amounts. Should it become probable that we would be unable to collect all amounts due according to the contractual terms of the underlying loan agreement, we would measure the note for impairment and record a valuation allowance against the note receivable, if needed, with the related expense charged to income for that period. The note receivable is included in the “Other assets” line of our condensed consolidated balance sheets.

Our assets measured at fair value on a recurring and non-recurring basis at August 2, 2015 and February 1, 2015, were as follows:

	Fair value at August 2, 2015				Fair value at February 1, 2015
Description	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
				(In thousands)
Assets measured at fair value
Company-owned life insurance	$-	$21,312	$-	$21,312	$-	$20,373	$-	$20,373
Mortgage note receivable	-	-	1,575	1,575	-	-	1,575	1,575

6.	Intangible Assets

		August 2,	February 1,
Non-amortizable Intangible Assets	Segment	2015	2015
Trademarks and trade names - Bradington-Young	Upholstery	$861	$861
Trademarks and trade names - Sam Moore	Upholstery	396	396
URL- Homeware.com	All other	125	125
Total trademarks and tradenames		1,382	1,382

7.	Long-Term Debt

As of August 2, 2015, we had an aggregate $13.5 million available under our $15.0 million unsecured revolving credit facility to fund working capital needs.  Standby letters of credit in the aggregate amount of $1.5 million, used to collateralize certain insurance arrangements and for imported product purchases, were outstanding under our revolving credit facility as of August 2, 2015.  There were no additional borrowings outstanding under the revolving credit facility on August 2, 2015.  Any principal outstanding under the revolving credit facility is due July 31, 2018.

8.	Employee Benefit Plans

We maintain a supplemental retirement income plan (“SRIP”) for certain former and current executives. The liability for the SRIP at August 2, 2015 and February 1, 2015 was $8.6 million and $8.4 million, respectively, and is shown in our condensed consolidated balance sheets as follows:

	August 2,	February 1,
	2015	2015
Accrued salaries, wages and benefits (current portion)	$354	$354
Deferred compensation (long-term portion)	8,231	8,031
Total liability	$8,585	$8,385

Components of net periodic benefit cost for the SRIP are included in our condensed consolidated statements of income under selling and administrative expenses:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 2,	August 3,	August 2,	August 3,
	2015	2014	2015	2014
Net periodic benefit cost
Service cost	$101	$25	$202	$51
Interest cost	72	85	144	170
Actuarial gain	45	(13)	90	(26)
Net periodic benefit cost	$218	$97	$436	$195

9.	Earnings Per Share

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

	August 2,	Feb 1,
	2015	2015

Restricted shares	25	27
Restricted stock units	20	25
	45	52

All restricted shares and RSUs awarded that have not yet vested are considered when computing diluted earnings per share. The following table sets forth the computation of basic and diluted earnings per share:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 2,	August 3,	August 2,	August 3,
	2015	2014	2015	2014
Net income	$3,938	$2,272	$7,410	$5,076
Less: Unvested participating restricted stock dividends	3	3	3	6
Net earnings allocated to unvested participating restricted stock	10	7	10	15
Earnings available for common shareholders	3,925	2,262	7,397	5,055

Weighted average shares outstanding for basic earnings per share	10,783	10,731	10,770	10,728
Dilutive effect of unvested restricted stock and RSU awards	23	36	26	34
Weighted average shares outstanding for diluted earnings per share	10,806	10,767	10,796	10,762

Basic earnings per share	$0.36	$0.21	$0.69	$0.47

Diluted earnings per share	$0.36	$0.21	$0.69	$0.47

10.	Income Taxes

We recorded income tax expense of $2.0 million for the fiscal 2016 second quarter compared to $1.2 million for the comparable prior year period.  The effective tax rates for the fiscal 2016 and 2015 second quarters were 33.4% and 34.4%, respectively. Our effective tax rate was lower in the fiscal 2016 second quarter as compared to fiscal 2015 second quarter, primarily due to the settlement of an uncertain tax position during the fiscal 2016 second quarter.

We recorded income tax expense of $3.9 million for the fiscal 2016 first-half compared to $2.7 million for the comparable prior year period.  The effective tax rates for the fiscal 2016 and 2015 six-month periods were 34.3% and 34.5%, respectively.  Our effective tax rate was lower in the fiscal 2016 six-month period as compared to fiscal 2015 six-month period, primarily due to the settlement of an uncertain tax position during the fiscal 2016 six-month period.

The net unrecognized tax benefits as of August 2, 2015 and February 1, 2015, which, if recognized, would affect our effective tax rate are $345,000 and $426,000, respectively.

Our Federal tax returns for the fiscal years 2012, 2014 and 2015 remain subject to examination by federal taxing authorities. An examination of fiscal year 2013 with federal taxing authorities was completed during the quarter with no adjustments. Our state tax returns for the fiscal years ending 2012 through fiscal 2015 remain subject to examination by state taxing authorities.  An examination of our North Carolina state tax returns for fiscal years 2012 and 2013 is underway by the North Carolina Department of Revenue.

11.	Segment Information

For financial reporting purposes, we are organized into three operating segments – casegoods furniture, upholstered furniture and an “all other” segment, which includes our two new businesses, H Contract and Homeware. The financial information for the fiscal 2015 second quarter and first-half appearing in the table below has been updated to conform to the current presentation of our operating segments. The following table presents segment information for the periods, and as of the dates, indicated:

	Thirteen Weeks Ended				Twenty-Six Weeks Ended
	August 2		August 3		August 2		August 3
	2015		2014		2015		2014
		% Net		% Net		% Net		% Net
Net Sales		Sales		Sales		Sales		Sales
Casegoods	$37,314	62.0%	$33,092	60.3%	$75,797	62.6%	$71,345	61.4%
Upholstery	20,696	34.4%	20,887	38.1%	41,999	34.7%	43,265	37.2%
All other	2,193	3.6%	1,146	2.1%	3,525	2.9%	2,055	1.8%
Intercompany eliminations	(63)		(242)		(225)		(386)
Consolidated	$60,140		$54,883		$121,096		$116,279

Gross Profit & Margin
Casegoods	$10,904	29.2%	$9,365	28.3%	$22,205	29.3%	$20,457	28.7%
Upholstery	4,532	21.9%	4,000	19.2%	9,251	22.0%	8,233	19.0%
All other	649	29.6%	299	26.1%	999	28.3%	582	28.3%
Intercompany eliminations	8		(7)		13		(5)
Consolidated	$16,093	26.8%	$13,657	24.9%	$32,468	26.8%	$29,267	25.2%

Operating Income & Margin
Casegoods	$4,456	11.9%	$3,015	9.1%	$8,557	11.3%	$7,081	9.9%
Upholstery	1,307	6.3%	726	3.5%	2,755	6.6%	1,258	2.9%
All other	88	4.0%	(320)	-27.9%	(224)	-6.4%	(677)	-32.9%
Intercompany eliminations	8		(7)		13		(5)
Consolidated	$5,859	9.7%	$3,414	6.2%	$11,101	9.2%	$7,657	6.6%

Capital Expenditures
Casegoods	$571		$705		$940		$1,383
Upholstery	358		286		417		616
All other	6		-		7
Consolidated	$935		$991		$1,364		$1,999

Depreciation & Amortization
Casegoods	$478		$388		$874		$755
Upholstery	238		258		459		504
All other	3		-		6
Consolidated	$719		$646		$1,339		$1,259

	As of	% Total	As of	% Total
Identifiable Assets	Aug 2, 2015	Assets	Feb 1, 2015	Assets
Casegoods	$137,946	79.1%	$135,403	79.3%
Upholstery	33,866	19.4%	33,788	19.8%
All other	2,542	1.5%	1,605	0.9%
Intercompany eliminations	(27)		(41)
Consolidated	$174,327	100.0%	$170,755	100.0%

12.	Subsequent Events

Dividends

On September 3, 2015, our board of directors declared a quarterly cash dividend of $0.10 per share, payable on September 30, 2015 to shareholders of record at September 15, 2015.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

This quarterly report on Form 10-Q includes our unaudited condensed consolidated financial statements for the thirteen-week period (also referred to as “three months,” “three-month period,” “quarter,” “second quarter” or “quarterly period”) that began May 4, 2015, and the twenty-six week period (also referred to as “six months,” “six-month period” or “first half”) that began February 2, 2015, and which both ended August 2, 2015.  This report discusses our results of operations for these periods compared to the fiscal year 2015 thirteen-week period that began May 5, 2014 and the twenty-six week period that began February 3, 2014, which both ended August 3, 2014 and our financial condition as of August 2, 2015 compared to February 1, 2015.

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

Our business is subject to a number of significant risks and uncertainties, including our reliance on offshore sourcing, any of which can adversely affect our business, results of operations, financial condition or future prospects. For a discussion of risks and uncertainties that we face, see Item 1A, “Risk Factors” and “Forward-Looking Statements” beginning on page eleven of our 2015 Annual Report.

Our 2015 Annual Report and our other public filings made with the SEC are available, without charge, at www.sec.gov and at http://investors.hookerfurniture.com.

Nature of Operations

Hooker Furniture Corporation (referred to as “we,” “us”, “our”, “Hooker” or “the Company”) is a home furnishings marketing, design and logistics company offering worldwide sourcing of residential casegoods and upholstery, as well as domestically-produced custom leather and fabric-upholstered furniture. We were incorporated in Virginia in 1924 and are ranked among the nation’s top 10 largest publicly traded furniture sources, based on 2014 shipments to U.S. retailers, according to a 2015 survey published by Furniture Today, a leading trade publication. We are a key resource for residential wood and metal furniture (commonly referred to as “casegoods”) and upholstered furniture.  Our major casegoods product categories include accents, home office, dining, bedroom and home entertainment furniture under the Hooker Furniture brand.  Our residential upholstered seating companies include Bradington-Young, a specialist in upscale motion and stationary leather furniture, Hooker Upholstery, a line of imported leather upholstery, and Sam Moore Furniture, a specialist in upscale occasional chairs, settees, sofas and sectional seating with an emphasis on cover-to-frame customization.  An extensive selection of designs and formats along with finish and cover options in each of these product categories makes us a comprehensive resource for retailers primarily targeting the upper-medium price range.  For our core product line, our principal customers are retailers of residential home furnishings that are broadly dispersed throughout the United States. Our customers also include home furniture retailers in Canada and in nearly 40 other countries internationally. Other customers include independent furniture stores, specialty retailers, department stores, catalog and internet merchants, interior designers and national and regional chains.

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

For financial reporting purposes, we are organized into three operating segments – casegoods furniture, upholstered furniture and all other. Prior to the fiscal 2015 third quarter, we reported our results of operations in two operating segments- casegoods and upholstery. We aggregated the results of our two new businesses – H Contract and Homeware- with our casegoods segment in accordance with the provisions of ASC 280 Segment Reporting. We did this primarily due to the similarity of the products, production processes, distribution methods, types of customers and regulatory environment. These similarities persist and although H Contract and Homeware are likely to remain immaterial to our consolidated results of operations for the near-to-medium term, we believe that separate information about these businesses would be beneficial to the readers of our financial statements, as it is to management; therefore, we have separately disclosed information about them in the “All other” segment. The financial information in the fiscal 2015 second quarter and first-half appearing in the tables and narratives contained in this item has been updated to conform to the current presentation of our operating segments.

Overview

Consumer home furnishings purchases are driven by an array of factors, including general economic conditions such as:

▪	consumer confidence;
▪	availability of consumer credit;
▪	energy and other commodity prices; and
▪	housing and mortgage markets;

as well as lifestyle-driven factors such as changes in:

▪	fashion trends;
▪	disposable income; and
▪	household formation and turnover.

Beginning in 2008, economic and economic-related factors, such as high unemployment and changing consumer priorities, resulted in a somewhat depressed retail environment for discretionary purchases, including home furnishings and related products. However, the extended weakness in housing and housing-related industries has begun to show signs of sustained recovery, and mostly positive news on housing and consumer confidence is encouraging. We believe that our business and the home furnishings industry in general are gaining momentum as the U.S. economy continues to recover from an extended and severe downturn.

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

Our domestic upholstery operations have significantly higher overhead and fixed costs than our import operations, and their profitability has been and can be adversely affected by economic downturns. During the most recent downturn, we initiated extensive cost reduction efforts, which helped to mitigate the effect of adverse economic conditions, including declining demand. Our upholstery segment operations have been profitable for the last three fiscal years, with overall profitability improving each year; however, domestic upholstery profitability continues to lag behind our imported products.

Executive Summary-Results of Operations

Consolidated net sales for the fiscal 2016 second quarter increased nearly 10% or $5.3 million to $60.1 million, while net income increased by over 73%, or $1.7 million, to $3.9 million, in each case compared to the fiscal 2015 second quarter.

Consolidated net sales for the fiscal 2016 first-half increased over 4% or $4.8 million to $121.1 million, while net income increased by 46%, or $2.3 million, to $7.4 million, in each case compared to the first-half of fiscal 2015.

As discussed in greater detail under “Results of Operations” below, the following are the primary factors that affected our consolidated fiscal 2016 second quarter and first-half results of operations:

▪
Increased net sales. Consolidated net sales increased in both the quarter and year-to-date periods primarily due to net sales increases in our casegoods and all other operating segments, partially offset by net sales decreases in our upholstery segment.

▪
Increased gross profit. Consolidated gross profit increased primarily due to increased net sales and decreased discounting and returns and allowances in our casegoods segment which helped offset cost increases on our imported products, improved operating efficiencies and decreased contract manufacturing in our upholstery segment, decreased medical claims expenses in all segments and increased net sales in our all other segment.

▪
Flat (Q2) and decreased (YTD) selling and administrative expenses. Consolidated selling and administrative expenses were essentially flat for the fiscal 2016 second quarter, but decreased slightly as a percentage of net sales due primarily to decreased donations of distressed inventory, lower bad debt expense and lower selling expenses, partially offset by increased commissions expense, benefits expense and depreciation expense. For the fiscal 2016 first-half, consolidated selling and administrative expenses decreased both in absolute terms and as a percentage of net sales primarily due to decreased medical claims expenses, decreased donations of distressed inventory,  decreased banking expenses, decreased brand management expenses and decreased bad debts expense, partially offset by increased professional services and sales commission expenses.

▪
Increased operating income. Due to the factors discussed above, consolidated operating income increased both in absolute terms and as a percentage of net sales. Our casegoods segment generated an operating margin of over 10% for the fourth consecutive fiscal quarter and upholstery segment operating income more than doubled in the fiscal 2016 first-half and nearly doubled in the fiscal 2016 second quarter.

Results of Operations

The following table sets forth the percentage relationship to net sales of certain items included in the condensed consolidated statements of income included in this report.

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 2,	August 3,	August 2,	August 3,
	2015	2014	2015	2014
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	73.2	75.1	73.2	74.8
Gross profit	26.8	24.9	26.8	25.2
Selling and administrative expenses	17.0	18.7	17.6	18.6
Operating income	9.7	6.2	9.2	6.6
Other income, net	0.1	0.1	0.2	0.1
Income before income taxes	9.8	6.3	9.3	6.7
Income tax expense	3.3	2.2	3.2	2.3
Net income	6.5	4.1	6.1	4.4

Fiscal 2016 Second Quarter Compared to Fiscal 2015 Second Quarter

	Net Sales
	Thirteen Weeks Ended
	August 2, 2015		August 3, 2014		$ Change	% Change
		% Net Sales		% Net Sales
Casegoods	$37,314	62.0%	$33,092	60.3%	$4,222	12.8%
Upholstery	20,696	34.4%	20,887	38.1%	(191)	-0.9%
All Other	2,193	3.6%	1,146	2.1%	1,047	91.4%
Intercompany Elimination	(63)		(242)		179
Consolidated	$60,140	100.0%	$54,883	100.0%	$5,257	9.6%

Unit Volume	FY16 Q2 % Increase vs. FY15 Q2	Average Selling Price	FY16 Q2 % Increase vs. FY15 Q2

Casegoods	8.4%	Casegoods	3.8%
Upholstery	-5.7%	Upholstery	4.7%
All Other	63.2%	All Other	16.2%
Consolidated	5.4%	Consolidated	3.4%

Consolidated net sales increased for the fiscal 2016 second quarter primarily due to:

▪	increased unit volume in our casegoods segment; and

▪	increased average selling prices in all segments.

Those increases were partially offset by essentially flat upholstery segment net sales, primarily due to decreases at Sam Moore which were due to a combination of:

▪	exiting low margin sales programs at the expense of net sales; and

▪	post-ERP implementation challenges, which had stabilized by the end of the fiscal 2016 second quarter.

Sam Moore’s sale decreases were mostly offset by increased net sales at both Hooker Upholstery and BY due to well-performing new products and improved retail conditions.  We believe the increase in our fiscal 2016 second quarter net sales results compared to our fiscal 2015 second quarter net sales results is primarily due to better product availability in our casegoods segment.  Also, our all other segment contributed positively to sales in the fiscal 2016 second quarter compared to the prior-year period, driven by H Contract’s sales growth, but is still a small component of our overall sales.

	Gross Income and Margin
	Thirteen Weeks Ended
	August 2, 2015		August 3, 2014		$ Change	% Change
		% Net Sales		% Net Sales
Casegoods	$10,904	29.2%	$9,365	28.3%	$1,539	16.4%
Upholstery	4,532	21.9%	4,000	19.2%	532	13.3%
All Other	649	29.6%	299	26.1%	350	117.1%
Intercompany Elimination	8		(7)		15
Consolidated	$16,093	26.8%	$13,657	24.9%	$2,436	17.8%

Consolidated gross profit increased in the fiscal 2016 second quarter, primarily due to:

▪	Improved casegoods segment gross profit due to lower returns and allowances as a result of better product quality and, to a lesser extent, decreased discounting due to product mix;

▪
Improved upholstery segment gross profit due to net sales increases at Hooker Upholstery and  BY and essentially flat gross profit at Sam Moore despite a net sales decrease, as well as other operating efficiencies such as better materials management, labor efficiency, decreased contract manufacturing and lower medical claims expense in that segment; and

▪	Improved all other segment gross profit due primarily to increased net sales at H Contract.

	Selling and Administrative Expenses
	Thirteen Weeks Ended
	August 2, 2015		August 3, 2014		$ Change	% Change
		% Net Sales		% Net Sales
Casegoods	$6,448	17.3%	$6,349	19.2%	$99	1.6%
Upholstery	3,225	15.6%	3,274	15.7%	(49)	-1.5%
All Other	561	25.6%	620	54.1%	(59)	-9.5%
Consolidated	$10,234	17.0%	$10,243	18.7%	$(9)	-0.1%

Consolidated selling and administrative expenses decreased as a percentage of net sales primarily due to higher net sales and were essentially flat in absolute terms, primarily due to:

▪	decreased bad debt expense in all segments due to better collections experience;
▪	lower contributions of distressed inventory in our casegoods segment due to better quality experience; and
▪	lower selling expenses in our casegoods and all other segment due to the refinement of our digital marketing strategy.

These increases were substantially offset by:

▪	increased commissions expense in our casegoods and all other segments due to higher sales;
▪
increased benefits expense due to increased deferred compensation expense in the casegoods segment which was the result of  changes in the discount rate of the plan at the 2015 fiscal year-end, partially offset by decreased medical claims expense in the current year due to plan design changes and better claims experience in all segments; and

▪	increased depreciation expense due to the placement of our phase two ERP-related asset into service during the quarter.

	Operating Profit and Margin
	Thirteen Weeks Ended
	August 2, 2015		August 3, 2014		$ Change	% Change
		% Net Sales		% Net Sales
Casegoods	$4,456	11.9%	$3,015	9.1%	$1,441	47.7%
Upholstery	1,307	6.3%	726	3.5%	581	80.0%
All Other	88	4.0%	(320)	-27.9%	408	-127.5%
Intercompany Elimination	8		(7)		15
Consolidated	$5,859	9.7%	$3,414	6.2%	$2,445	71.6%

Operating profitability increased for the fiscal 2016 second quarter, both as a percentage of net sales and in absolute terms, due to the factors discussed above.

	Income Taxes
	Thirteen Weeks Ended
	August 2, 2015		August 3, 2014		$ Change	% Change
		% Net Sales		% Net Sales
Consolidated income tax expense	$1,972	3.3%	$1,194	2.2%	$778	65.2%

Effective Tax Rate	33.4%		34.4%

We recorded income tax expense of $2.0 million for the fiscal 2016 second quarter compared to $1.2 million for the comparable prior year period.  The effective tax rates for the fiscal 2016 and 2015 second quarters were 33.4% and 34.4%, respectively. Our effective tax rate was lower in the fiscal 2016 second quarter as compared to fiscal 2015 second quarter, primarily due to the settlement of an uncertain tax position during the fiscal 2016 second quarter.

	Net Income
	Thirteen Weeks Ended
	August 2, 2015		August 3, 2014		$ Change	% Change
Net Income		% Net Sales		% Net Sales
Consolidated	$3,938	6.5%	$2,272	4.1%	$1,666	73.3%

Earnings per share	$0.36		$0.21

Fiscal 2016 First Half Compared to Fiscal 2015 First Half

	Net Sales
	Twenty-Six Weeks Ended
	August 2, 2015		August 3, 2014		$ Change	% Change
		% Net Sales		% Net Sales
Casegoods	$75,797	62.6%	$71,345	61.4%	$4,452	6.2%
Upholstery	41,999	34.7%	43,265	37.2%	(1,266)	-2.9%
All Other	3,525	2.9%	2,055	1.8%	1,470	71.5%
Intercompany Elimination	(225)		(386)		161
Consolidated	$121,096	100.0%	$116,279	100.0%	$4,817	4.1%

Unit Volume	FY16 YTD % Increase vs. FY15 YTD	Average Selling Price	FY16 YTD % Increase vs. FY15 YTD

Casegoods	1.1%	Casegoods	4.4%
Upholstery	-7.9%	Upholstery	5.3%
All Other	89.0%	All Other	-9.0%
Consolidated	0.4%	Consolidated	3.1%

The increase in consolidated net sales for the fiscal 2016 first half was principally due to higher average selling prices in our casegoods segment (due to the mix of products sold and lower discounting) on essentially flat consolidated unit volume. We believe the flat unit volume in our casegoods segment was due to product availability challenges due to expanding lead times and late deliveries of certain of our more popular October market introductions in that segment during the fiscal 2016 first quarter. We received most of the October market introductions and delivered standing orders to customers during the fiscal 2016 second quarter. Unit volume decreases in our upholstery segment were primarily caused by decreases at Sam Moore due to the effects of discontinuing unprofitable sales programs at the expense of net sales and post-ERP implementation challenges during the fiscal 2016 second quarter.

	Gross Income and Margin
	Twenty-Six Weeks Ended
	August 2, 2015		August 3, 2014		$ Change	% Change
		% Net Sales		% Net Sales
Casegoods	$22,205	29.3%	$20,457	28.7%	$1,748	8.5%
Upholstery	9,251	22.0%	8,233	19.0%	1,018	12.4%
All Other	999	28.3%	582	28.3%	417	71.6%
Intercompany Elimination	13		(5)		18
Consolidated	$32,468	26.8%	$29,267	25.2%	$3,201	10.9%

Consolidated gross profit increased in the fiscal 2016 first-half, primarily due to:

▪	Improved casegoods segment gross profit due to increased sales, decreased discounting due to product mix and lower returns and allowances as a result of better product quality;

▪
Improved upholstery segment gross profit due to operating efficiencies such as better materials management, better labor efficiency, decreased contract manufacturing and lower medical claims expense in that segment; and

▪	Improved all other segment gross profit due primarily to increased net sales at H Contract.

	Selling and Administrative Expenses
	Twenty-Six Weeks Ended
	August 2, 2015		August 3, 2014		$ Change	% Change
		% Net Sales		% Net Sales
Casegoods	$13,648	18.0%	$13,375	18.7%	$273	2.0%
Upholstery	6,496	15.5%	6,975	16.1%	(479)	-6.9%
All Other	1,223	34.7%	1,260	61.3%	(37)	-2.9%
Consolidated	$21,367	17.6%	$21,610	18.6%	$(243)	-1.1%

Consolidated selling and administrative expenses decreased as a percentage of net sales and in absolute terms for the fiscal 2016 first-half primarily due to:

▪	lower contributions of off-quality furniture in our casegoods segment primarily due to better quality experience;
▪	decreased brand management expenses in our casegoods and all other segments due to the refinement of our digital marketing strategy;
▪	decreased banking expenses in our casegoods segment primarily due to changes to our sales policies; and
▪	decreased bad debts expense in all segments due to favorable collections experience.

These decreases were partially offset by increased professional service expenses primarily due to increased compliance and consulting costs in our casegoods segment and increased sales commissions due to increased sales in our casegoods and all other segments. Selling and administrative expenses in our all other segment were relatively stable despite a net sales increase in that segment, as our H Contract and Homeware businesses have exited the startup phases of their life cycle.

	Operating Income
	Twenty-Six Weeks Ended
	August 2, 2015		August 3, 2014		$ Change	% Change
		% Net Sales		% Net Sales
Casegoods	$8,557	11.3%	$7,081	9.9%	$1,476	20.8%
Upholstery	2,755	6.6%	1,258	2.9%	1,497	119.0%
All Other	(224)	-6.4%	(677)	-32.9%	453	-66.9%
Intercompany Elimination	13		(5)		18
Consolidated	$11,101	9.2%	$7,657	6.6%	$3,444	45.0%

Operating profitability increased for the fiscal 2016 first-half, both as a percentage of net sales and in absolute terms due to the factors discussed above.

	Income Taxes
	Twenty-Six Weeks Ended
	August 2, 2015		August 3, 2014		$ Change	% Change
		% Net Sales		% Net Sales
Consolidated income tax expense	$3,874	3.2%	$2,679	2.3%	$1,195	44.6%

Effective Tax Rate		34.3%	34.5%

We recorded income tax expense of $3.9 million for the fiscal 2016 first-half compared to $2.7 million for the comparable prior year period.  The effective tax rates for the fiscal 2016 and 2015 six-month periods were 34.3% and 34.5%, respectively.  Our effective tax rate was lower in the fiscal 2016 six-month period as compared to fiscal 2015 six-month period, primarily due to the settlement of an uncertain tax position during the fiscal 2016 six-month period.

	Net Income and Earnings Per Share
	Twenty-Six Weeks Ended
	August 2, 2015		August 3, 2014		$ Change	% Change
Net Income		% Net Sales		% Net Sales
Consolidated	$7,410	6.1%	$5,076	4.4%	$2,334	46.0%

Earnings per share	$0.69		$0.47

Review

Casegoods segment sales rebounded nicely in the fiscal 2016 second quarter, as delayed October introductions flowed to retail and general retail conditions improved. We believe the outlook for sales of larger-ticket purchases such as our casegoods products remains as good as any time since the economic downturn of 2008. We are pleased that the casegoods segment generated an operating margin of over 10% for four consecutive fiscal quarters and believe that we can continue to make smaller, incremental improvements as we move forward.

While upholstery segment sales were essentially flat for the fiscal 2016 second quarter and down 2.9% for the fiscal 2016 first-half, we were pleased with a $1.5 million operating income improvement, due to operating improvements at Sam Moore and Bradington-Young (BY), including net sales increases at BY for both the fiscal 2016 second quarter and first-half. Prior-year operating income was adversely affected by higher medical claims expenses and higher material costs; which represent two continued sources of risk for that segment’s operating profitability.  Hooker Upholstery (HU) also recorded net sales increases in the fiscal 2016 second quarter and first-half and both BY and HU benefited from better retail conditions and successful new product introductions. We have improved BY’s and HU’s opening price points to offer a better value proposition for both and are improving our design and color choices. We are pleased with double-digit sales increases at Hooker Upholstery in the fiscal 2016 second quarter. The achievement of future upholstery segment profitability increases will require us to increase sales while maintaining Bradington-Young gross margins at, or close to, current levels, to continue to improve manufacturing processes and work flow at the Sam Moore facility, and to minimize the impact of raw material and labor costs increases for this segment.

Our all other segment’s net sales increased in the fiscal 2016 second quarter and first-half and realized its first quarterly operating profit in the fiscal 2016 second quarter. However, this segment remains a small part of our overall results. Our H Contract product line has achieved operating profitability for the fiscal 2016 second quarter and first-half. We expect H Contract to continue to broaden its customer base and product line, to increase sales and to begin to contribute more significantly to consolidated operating profitability during the remainder of fiscal 2016. Homeware’s operating loss decreased in the fiscal 2016 second quarter and first-half as compared to the same prior-year period. We adjusted Homeware’s strategy by shuttering the direct-to-consumer (D2C) portion of the business early in the fiscal 2016 third quarter. The D2C business accounted for less than 20% of Homeware’s total volume. Homeware is now focused on growing sales and distribution in its wholesale channel and continuing to offer small parcel, rapid shipping products. We believe that the wholesale portion of the business is viable and can be grown across a broad spectrum of accounts and are working to add additional retail channels. We remain positive about the brand and the future of online furniture retailing. We believe the Homeware initiative is critical to address the migration of retail business to online outlets. We continue to expect that it will take Homeware longer than H Contract to reach critical mass and profitability. However, we view this investment as a vital step toward the future of consumer-centric home furniture retailing.

Outlook

So far in fiscal 2016, we have seen increased demand across all segments compared to the same period a year ago. However, after several years of stability, we have experienced price increases on imported products from China and rising ocean freight costs. We believe we will be able to offset most of these rising costs with price increases; one of which was implemented during the fiscal 2016 first quarter.

The effects of recent stock market turmoil due to the recent devaluation of China’s currency by its government, especially in the U.S., have yet to be fully settled. While our sales into China are minimal, we believe any benefits that may have been realized as a result of the devaluation will be offset by other factors including rising labor rates and materials costs in China. Furthermore, we are unable to gauge what effects, if any, these events will have on consumer confidence and demand for home furnishings products like our own. Despite these recent events, and in light of improving economic conditions as previously noted in this report, we are optimistic about our longer-term future, both with our core businesses and our new ventures. We believe we are positioned to capitalize on continued improvements in the economy as they occur.  We continue to increase production capacity at our upholstery manufacturing facilities, to maintain good inventory positions on our best-selling casegoods products and promote what we believe to be our strongest product lines in several years. Additionally, we continue to explore opportunities in which we can best leverage our balance sheet.

As we progress through the remainder of fiscal 2016, we will continue to focus on:

▪	evaluating ways to expand into new distribution channels;
▪	growing and improving the profitability of our new business initiatives;
▪	building on our initial successes in expanding our merchandising reach in the “better” parts of our “good-better-best” casegoods product offerings;
▪	successfully launching our newly-licensed Cynthia Rowley home furnishings collection;
▪	improving the product assortment and value proposition of the Hooker Upholstery imported products line;
▪	increasing operating profitability and increasing production capacity at Sam Moore;
▪	mitigating inflation on our imported products and raw materials;
▪	maintaining proper inventory levels and optimizing product availability on best-selling items;
▪	strengthening our relationships with key vendors and sourcing product from cost-competitive locations and from quality-conscious sourcing partners;
▪	offering an array of new products and designs, which we believe will help generate additional sales;
▪	upgrading and refining our information systems capabilities to support our businesses, including implementing our ERP system in the remainder of our upholstery segment; and
▪	controlling costs.

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

Customs Penalty

In September 2009, CBP issued an audit report asserting that we had not paid all required antidumping duties due with respect to certain bedroom furniture we imported from China.    In February 2015, CBP assessed a civil penalty of approximately $2.1 million and unpaid duties of approximately $500,000 on the matter.  We assert that no antidumping duties are due and that there is no basis for the imposition of a penalty.  We intend to defend against the penalty vigorously. In the opinion of management, the ultimate disposition of this matter will not have a material adverse effect on our consolidated financial position, results of operations, or liquidity.

Financial Condition, Liquidity and Capital Resources

Balance Sheet and Working Capital

The following chart shows changes in our total assets, current assets, current liabilities, net working capital (current assets less current liabilities) and working capital ratio (current assets compared to current liabilities) as of the second quarter of fiscal 2016 compared to the fiscal 2015 year end:

	Balance Sheet and Working Capital
	August 2, 2015	February 1, 2015	$ Change

Total Assets	$174,327	$170,755	$3,572

Cash and Cash Equivalents	$43,631	$38,663	$4,968
Trade Receivables, net	28,544	32,245	(3,701)
Inventories	47,019	44,973	2,046
Prepaid Expenses & Other	3,598	4,057	(459)

Total Current Assets	$122,792	$119,938	$2,854

Trade Accounts Payable	$10,049	$10,293	$(244)
Accrued Salaries, Wages and Benefits	3,908	4,824	(916)
Other Accrued Expenses	2,568	3,950	(1,382)

Total Current Liabilities	$16,525	$19,067	$(2,542)

Net Working Capital	$106,267	$100,871	$5,396

Working Capital Ratio	7.4 to 1	6.3 to 1

As of August 2, 2015, total assets increased compared to February 1, 2015, primarily due to increased cash and cash equivalents resulting from decreased accounts receivable due to increased collections, partially offset by increased inventories. Inventories increased as a result of matching inventory levels with projected demand.

Cash Flows – Operating, Investing and Financing Activities

	Twenty-Six Weeks Ended
	August 2,	August 3,
	2015	2014
Net cash provided by operating activities	$9,020	$17,796
Net cash used in investing activities	(1,892)	(2,584)
Net cash used in financing activities	(2,160)	(2,151)
Net increase in cash and cash equivalents	$4,968	$13,061

During the six months ended August 2, 2015, cash generated from operations of $9.0 million helped to fund an increase in cash and cash equivalents of $5 million, cash dividends of $2.2 million and capital expenditures of $1.3 million to enhance our business systems and facilities and to pay premiums of $589,000 on Company-owned life insurance policies.

During the six months ended August 3, 2014, cash generated from operations of $17.8 million helped to fund an increase in cash and cash equivalents of $13.1 million, cash dividends of $2.2 million and capital expenditures of $2.0 million to enhance our business systems and facilities and to pay premiums of $670,000 on Company-owned life insurance policies.

Liquidity, Financial Resources and Capital Expenditures

Our financial resources include:

▪	available cash and cash equivalents, which are highly dependent on incoming order rates and our operating performance;
▪	expected cash flow from operations;
▪	available lines of credit; and
▪	the cash surrender value of Company-owned life insurance.

We believe these resources are sufficient to meet our current business requirements through fiscal 2016 and for the foreseeable future, including:

▪	capital expenditures;
▪	working capital, including capital required for insourcing our upholstery segment trade receivables in fiscal 2016 and for our new business initiatives;
▪	the payment of regular quarterly cash dividends on our common stock; and
▪	the servicing of any long-term debt related to strategic growth.

As of August 2, 2015, we had an aggregate $13.5 million available under our revolving credit facility to fund working capital needs. Standby letters of credit in the aggregate amount of $1.5 million, used to collateralize certain insurance arrangements and for imported product purchases, were outstanding under the revolving credit facility as of August 2, 2015.  There were no additional borrowings outstanding under the revolving credit facility on August 2, 2015.

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

We were in compliance with each of these financial covenants at August 2, 2015 and expect to remain in compliance with existing covenants for the foreseeable future. The loan agreement does not restrict our ability to pay cash dividends on, or repurchase shares of, our common stock, subject to complying with the financial covenants under the loan agreement.

Factoring Arrangement

We currently factor substantially all of our Bradington-Young domestic upholstery accounts receivable, in most cases without recourse to us.  Historically, we have factored these receivables because factoring:

▪	allowed us to outsource the administrative burden of the credit and collections functions for our domestic upholstery operations;
▪	allowed us to transfer the collection risk associated with the majority of our domestic upholstery receivables to the factor; and
▪	provided us with an additional, potential source of short-term liquidity.

In order to realize operational efficiencies, cost savings, leverage best practices and present a single face to our customers, we ended our Sam Moore factoring relationship as our new ERP system became fully operational at Sam Moore at the beginning of the fiscal 2016 second quarter. We expect to end BY’s factoring arrangement in late fiscal 2016 or early fiscal 2017 when the ERP system becomes operational there. We expect collections may slow somewhat as we transition these receivables in-house. However, given our current and projected liquidity, we do not expect the transition to have a material adverse effect on our future liquidity.

Capital Expenditures

We expect to spend between $1.0 million to $2.0 million in capital expenditures during the remainder of the 2016 fiscal year to maintain and enhance our operating systems and facilities.

Enterprise Resource Planning

Our new Enterprise Resource Planning (ERP) system became operational for our casegoods segment and Hooker Upholstery operations early in the third quarter of fiscal 2013 and our all other segment began their operations on the ERP system when that segment’s operations were launched in fiscal 2014. ERP conversion efforts began for our domestic upholstery units early in the fiscal 2014 first quarter. Sam Moore came on-line at the beginning of the fiscal 2016 second quarter and Bradington-Young is expected to become operational in late fiscal 2016 or early fiscal 2017. Once all segments are fully operational on the ERP platform, we expect to realize operational efficiencies and cost savings as well as present a single face to our customers and leverage best practices across the organization.

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

Share Repurchase Authorization

During the fiscal 2013 first quarter, our Board of Directors authorized the repurchase of up to $12.5 million of the Company’s common shares. The authorization does not obligate us to acquire a specific number of shares during any period and does not have an expiration date, but it may be modified, suspended or discontinued at any time at the discretion of our Board of Directors. Repurchases may be made from time to time in the open market, or through privately negotiated transactions or otherwise, in compliance with applicable laws, rules and regulations, and subject to our cash requirements for other purposes, compliance with the covenants under the loan agreement for our revolving credit facility and other factors we deem relevant. No shares were purchased under the authorization during the fiscal 2016 first-half, fiscal 2015 or fiscal 2014. Approximately $11.8 million remained available for future purchases under the authorization as of August 2, 2015.

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

For imported products, we generally negotiate firm pricing denominated in U.S. Dollars with our foreign suppliers, typically for periods of at least one year.  We accept the exposure to exchange rate movements beyond these negotiated periods. We do not use derivative financial instruments to manage this risk, but could choose to do so in the future.  Most of our imports are purchased from suppliers located in China.  Since 2006, the Chinese currency has floated within a limited range in relation to the U.S. Dollar, resulting in exposure to foreign currency exchange rate fluctuations. In August of 2015, China’s central bank unveiled changes to that system that give the market a greater role in determining the exchange rate.

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

Amounts outstanding under our revolving credit facility would bear interest at variable rates. In the past, we have entered into swap agreements to hedge against the potential impact of increases in interest rates on our floating-rate debt instruments. There was no outstanding balance under our revolving credit facility as of August 2, 2015, other than standby letters of credit in the amount of $1.5 million.  Therefore, a fluctuation in market interest rates of one percentage point (or 100 basis points) would not have a material impact on our results of operations or financial condition.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended August 2, 2015.  Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective as of August 2, 2015 to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to the Company’s management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure and are effective to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the fiscal quarter ended August 2, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended August 2, 2015, formatted in Extensible Business Reporting Language (“XBRL”): (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of income, (iii) condensed consolidated statements of comprehensive income, (iv) condensed consolidated statements of cash flows, and (v) the notes to the condensed consolidated financial statements

___________
*Filed herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOOKER FURNITURE CORPORATION

Date: September 10, 2015	By:	/s/ Paul A. Huckfeldt
Paul A. Huckfeldt
Senior Vice President – Finance and Accounting and Chief Financial Officer