Form 10-Q
period 2015-11-01
HOOKER FURNITURE CORP
filed 2015-12-10
CIK 1077688

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended November 1, 2015

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of December 3, 2015:

Common stock, no par value	10,811,507
(Class of common stock)	(Number of shares)

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

HOOKER FURNITURE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

As of	November 1,	February 1,
	2015	2015
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$49,474	$38,663
Trade accounts receivable, less allowance for doubtful accounts of $1,092 and $1,329 on each respective date	30,655	32,245
Inventories	42,019	44,973
Prepaid expenses and other current assets	2,456	2,353
Deferred taxes	1,565	1,704
Total current assets	126,169	119,938
Property, plant and equipment, net	22,896	22,824
Cash surrender value of life insurance policies	21,617	20,373
Deferred taxes	4,057	4,188
Intangible assets	1,382	1,382
Other assets	2,300	2,050
Total non-current assets	52,252	50,817
Total assets	$178,421	$170,755

Liabilities and Shareholders’ Equity
Current liabilities
Trade accounts payable	$8,098	$10,293
Accrued salaries, wages and benefits	4,713	4,824
Income tax accrual	1,141	1,368
Accrued commissions	882	916
Customer deposits	911	853
Other accrued expenses	911	813
Total current liabilities	16,656	19,067
Deferred compensation	8,714	8,329
Income tax accrual	165	90
Other long-term liabilities	400	360
Total long-term liabilities	9,279	8,779
Total liabilities	25,935	27,846

Shareholders’ equity
Common stock, no par value, 20,000 shares authorized, and 10,812 and 10,774 shares issued and outstanding, respectively, on each date	18,546	17,852
Retained earnings	134,191	125,392
Accumulated other comprehensive loss	(251)	(335)
Total shareholders’ equity	152,486	142,909
Total liabilities and shareholders’ equity	$178,421	$170,755

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

HOOKER FURNITURE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 1,	November 2,	November 1,	November 2,
	2015	2014	2015	2014

Net sales	$65,338	$63,168	$186,434	$179,447

Cost of sales	47,173	47,137	135,801	134,149

Gross profit	18,165	16,031	50,633	45,298

Selling and administrative expenses	11,525	11,148	32,892	32,758

Operating income	6,640	4,883	17,741	12,540

Other income, net	33	85	216	183

Income before income taxes	6,673	4,968	17,957	12,723

Income tax expense	2,043	1,764	5,917	4,443

Net income	$4,630	$3,204	$12,040	$8,280

Earnings per share
Basic	$0.43	$0.30	$1.11	$0.77
Diluted	$0.43	$0.30	$1.11	$0.77

Weighted average shares outstanding:
Basic	10,787	10,742	10,775	10,733
Diluted	10,809	10,771	10,802	10,766

Cash dividends declared per share	$0.10	$0.10	$0.30	$0.30

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

HOOKER FURNITURE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 1,	November 2,	November 1,	November 2,
	2015	2014	2015	2014

Net Income	$4,630	$3,204	$12,040	$8,280
Other comprehensive income:
Amortization of actuarial loss (gain)	44	(13)	134	(38)
Income tax effect on amortization	(16)	11	(50)	20
Other comprehensive income, net of tax	28	(2)	84	(18)

Total comprehensive Income	$4,658	$3,202	$12,124	$8,262

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

HOOKER FURNITURE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Thirty-Nine Weeks Ended
	November 1,	November 2,
	2015	2014
Operating Activities:
Net income	$12,040	$8,280
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,082	1,927
Loss/(Gain) on disposal of assets	41	(37)
Deferred income tax expense	346	274
Noncash restricted stock and performance awards	566	405
Provision for doubtful accounts	(132)	728
Changes in assets and liabilities:
Trade accounts receivable	1,722	(1,220)
Inventories	2,954	1,584
Income tax recoverable	-	682
Gain on life insurance policies	(675)	(586)
Prepaid expenses and other current assets	(269)	(612)
Trade accounts payable	(2,214)	2,248
Accrued salaries, wages, and benefits	47	614
Accrued income taxes	(228)	1,167
Accrued commissions	(34)	(35)
Customer deposits	58	65
Other accrued expenses	99	139
Deferred compensation	439	136
Other long-term liabilities	40	41
Net cash provided by operating activities	16,882	15,800

Investing Activities:
Purchases of property and equipment	(2,177)	(2,460)
Proceeds received on notes for sale of assets	23	24
Proceeds from sale of property and equipment	-	69
Premiums paid on life insurance policies	(676)	(758)
Net cash used in investing activities	(2,830)	(3,125)

Financing Activities:
Cash dividends paid	(3,241)	(3,229)
Net cash used in financing activities	(3,241)	(3,229)

Net increase in cash and cash equivalents	10,811	9,446
Cash and cash equivalents - beginning of year	38,663	23,882
Cash and cash equivalents - end of quarter	$49,474	$33,328

Supplemental schedule of cash flow information:
Income taxes paid, net	$(5,779)	$(2,311)

Supplemental schedule of noncash investing activities:
Increase in property and equipment through accrued purchases	$18	-

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

HOOKER FURNITURE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar and share amounts in tables, except per share amounts, in thousands unless otherwise indicated)
(Unaudited)
For the Thirty-Nine Weeks Ended November 1, 2015

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

The financial statements contained herein are being filed as part of a quarterly report on Form 10-Q and include:

▪
our results of operations for the thirteen-week period (also referred to as “three months,” “three-month period,” “quarter,” “third quarter” or “quarterly period”) that began August 3, 2015 and the thirty-nine week period (also referred to as “nine months,” “nine-month period” or “year-to-date period”) that began February 2, 2015,  which both ended November 1, 2015, compared to the  thirteen-week period that began August 4, 2014 and the thirty-nine week period that began February 3, 2014, which both ended November 2, 2014; and

▪	our financial condition as of November 1, 2015 compared to February 1, 2015.

References in these notes to the condensed consolidated financial statements of the Company to:

▪	the 2016 fiscal year and comparable terminology mean the fiscal year that began February 2, 2015 and will end January 31, 2016; and

▪	the 2015 fiscal year and comparable terminology mean the fiscal year that began February 3, 2014 and ended February 1, 2015.

2.	Accounts Receivable

	November 1,	February 1,
	2015	2015
Trade accounts receivable	$27,731	$25,322
Receivable from factor	4,016	8,252
Allowance for doubtful accounts	(1,092)	(1,329)
Accounts receivable	$30,655	$32,245

“Receivable from factor” represents amounts due with respect to factored accounts receivable. Before the fiscal 2016 second quarter, we factored substantially all of our domestically-produced upholstery accounts receivable without recourse to us. However, we ended Sam Moore’s factoring relationship when our new ERP system became fully operational there at the beginning of the fiscal 2016 second quarter. Since that time, we have been managing Sam Moore’s accounts receivable in-house.  As of November 1, 2015 there are no outstanding receivables for which payment is due to us from the factor as part of its residual obligations under Sam Moore’s legacy factoring agreement.

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

A limited number of our accounts receivable for our domestically produced BY upholstery products are factored with recourse to us. The amounts of these receivables at November 1, 2015 and February 1, 2015 were $242,000 and $237,000, respectively. If the factor is unable to collect the amounts due, invoices are returned to us for collection. We include an estimate of potentially uncollectible receivables in the calculation of our allowance for doubtful accounts.

3.	Inventories

	November 1,	February 1,
	2015	2015
Finished furniture	$54,187	$54,896
Furniture in process	827	615
Materials and supplies	7,762	9,131
Inventories at FIFO	62,776	64,642
Reduction to LIFO basis	(20,757)	(19,669)
Inventories	$42,019	$44,973

4.	Property, Plant and Equipment

	Depreciable Lives	November 1,	February 1,
	(In years)	2015	2015

Buildings and land improvements	15 - 30	$22,378	$22,162
Computer software and hardware	3 - 10	15,568	18,444
Machinery and equipment	10	4,836	4,757
Leasehold improvements	5	2,811	2,840
Furniture and fixtures	3 - 8	1,440	2,240
Other	5	564	628
Total depreciable property at cost		47,597	51,070
Less accumulated depreciation		26,990	32,790
Total depreciable property, net		20,607	18,280
Land		1,067	1,067
Construction-in-progress		1,222	3,477
Property, plant and equipment, net		$22,896	$22,824

The decreases in computer software and hardware, furniture and fixtures and accumulated depreciation line items above are primarily due to the write-off of fully depreciated assets that are no longer in use.

At November 1, 2015, construction-in-progress primarily consisted of $233,000 of expenditures related to our ongoing Enterprise Resource Planning (ERP) conversion efforts and $989,000 related to various other projects to enhance our facilities and operations.

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

As of November 1, 2015 and February 1, 2015, Company-owned life insurance was measured at fair value on a recurring basis based on Level 2 inputs. The fair value of the Company-owned life insurance is determined by inputs that are readily available in public markets or can be derived from information available in publicly quoted markets. Additionally, the fair value of the Company-owned life insurance is marked to market each reporting period and any change in fair value is reflected in income for that period.

As of November 1, 2015, a mortgage note receivable (related to the sale of our Cloverleaf warehouse facility during the fiscal 2015 first quarter) was measured at fair value on a non-recurring basis using Level 3 inputs. The note receivable was recorded at approximately $1.6 million, which was the face value of the note issued for the mortgage. The carrying value of the note receivable is assumed to approximate its fair value. We measure the probability to collect amounts due to us under this note receivable primarily based on the buyer’s payment history. Specifically, we consider the buyer’s adherence to the contractual payment terms for both the timeliness and payment amounts. Should it become probable that we would be unable to collect all amounts due according to the contractual terms of the underlying loan agreement, we would measure the note for impairment and record a valuation allowance against the note receivable, if needed, with the related expense charged to income for that period. The current portion of the note receivable is included in the prepaid expenses and other current assets line of our condensed consolidated balance sheets. The non-current portion is included in the “Other assets” line of our condensed consolidated balance sheets.

Our assets measured at fair value on a recurring and non-recurring basis at November 1, 2015 and February 1, 2015, were as follows:

	Fair value at November 1, 2015				Fair value at February 1, 2015
Description	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets measured at fair value
Company-owned life insurance	$-	$21,617	$-	$21,617	$-	$20,373	$-	$20,373
Mortgage note receivable	-	-	1,575	1,575	-	-	1,575	1,575

6.	Intangible Assets

		November 1,	February 1,
Non-amortizable Intangible Assets	Segment	2015	2015
Trademarks and trade names - Bradington-Young	Upholstery	$861	$861
Trademarks and trade names - Sam Moore	Upholstery	396	396
URL- Homeware.com	All other	125	125
Total trademarks and tradenames		1,382	1,382

7.	Long-Term Debt

As of November 1, 2015, we had an aggregate $13.3 million available under our $15.0 million unsecured revolving credit facility to fund working capital needs.  Standby letters of credit in the aggregate amount of $1.7 million, used to collateralize certain insurance arrangements and for imported product purchases, were outstanding under our revolving credit facility as of November 1, 2015.  There were no additional borrowings outstanding under the revolving credit facility on November 1, 2015.  Any principal outstanding under the revolving credit facility is due July 31, 2018.

8.	Employee Benefit Plans

We maintain a supplemental retirement income plan (“SRIP”) for certain former and current executives. The liability for the SRIP at November 1, 2015 and February 1, 2015 was $8.7 million and $8.4 million, respectively, and is shown in our condensed consolidated balance sheets as follows:

	November 1,	February 1,
	2015	2015
Accrued salaries, wages and benefits (current portion)	$354	$354
Deferred compensation (long-term portion)	8,341	8,031
Total liability	$8,695	$8,385

Components of net periodic benefit cost for the SRIP are included in our condensed consolidated statements of income under selling and administrative expenses:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 1,	November 2,	November 1,	November 2,
	2015	2014	2015	2014
Net periodic benefit cost
Service cost	$101	$25	$304	$76
Interest cost	72	85	217	254
Actuarial gain	45	(13)	133	(38)
Net periodic benefit cost	$218	$97	$654	$292

9.	Earnings Per Share

We refer you to the discussion of Earnings Per Share in Note 1-Summary of Significant Accounting Policies, in the financial statements included in our 2015 Annual Report, for additional information concerning the calculation of earnings per share.

We have issued restricted stock awards to non-employee members of the board of directors since 2006 and restricted stock units (RSUs) to certain senior executives since fiscal 2012 under the Company’s Stock Incentive Plan. Each RSU entitles the executive to receive one share of the Company’s common stock if the executive remains continuously employed with the Company through the end of a three-year service period. Beginning in fiscal 2016, RSU grants to non-employee members of the board of directors have a one-year service period. The RSUs may be paid in shares of our common stock, cash or both at the discretion of the Compensation Committee of our board of directors. We expect to continue to grant these types of awards annually in the future. The following table sets forth the number of outstanding restricted stock awards and RSUs, net of forfeitures and vested shares, as of the fiscal period-end dates indicated:

	November 1,	February 1,
	2015	2015

Restricted shares	25	27
Restricted stock units	20	25
	45	52

All restricted shares and RSUs awarded that have not yet vested are considered when computing diluted earnings per share. The following table sets forth the computation of basic and diluted earnings per share:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 1,	November 2,	November 1,	November 2,
	2015	2014	2015	2014

Net income	$4,630	$3,204	$12,040	$8,280
Less: Unvested participating restricted stock dividends	2	3	8	8
Net earnings allocated to unvested participating restricted stock	11	8	30	22
Earnings available for common shareholders	4,617	3,193	12,002	8,250

Weighted average shares outstanding for basic earnings per share	10,787	10,742	10,775	10,733
Dilutive effect of unvested restricted stock and RSU awards	22	29	27	33
Weighted average shares outstanding for diluted earnings per share	10,809	10,771	10,802	10,766

Basic earnings per share	$0.43	$0.30	$1.11	$0.77

Diluted earnings per share	$0.43	$0.30	$1.11	$0.77

10.	Income Taxes

We recorded income tax expense of $2.0 million for the fiscal 2016 third quarter compared to $1.8 million for the comparable prior year period.  The effective tax rates for the fiscal 2016 and 2015 third quarters were 30.6% and 35.5%, respectively. Our effective tax rate was lower in the fiscal 2016 third quarter as compared to fiscal 2015 third quarter, primarily due to the settlement of an uncertain tax position during the fiscal 2016 third quarter and increases in certain other permanent differences.

We recorded income tax expense of $5.9 million for the fiscal 2016 first nine-months compared to $4.4 million for the comparable prior year period.  The effective tax rates for the fiscal 2016 and 2015 nine-month periods were 32.9% and 34.9%, respectively.  Our effective tax rate was lower in the fiscal 2016 nine-month period as compared to fiscal 2015 nine-month period, primarily due to the settlement of uncertain tax positions during the fiscal 2016 nine-month period and  increases in certain other permanent differences.

The net unrecognized tax benefits as of November 1, 2015 and February 1, 2015, which, if recognized, would affect our effective tax rate are $219,000 and $426,000, respectively.

Our Federal tax returns for the fiscal years 2014 and 2015 remain subject to examination by federal taxing authorities. An examination of fiscal year 2013 with federal taxing authorities was completed during the fiscal 2016 second quarter with no adjustments. Our state tax returns for the fiscal years ending 2012 through fiscal 2015 remain subject to examination by state taxing authorities.  An examination of our North Carolina state tax returns for fiscal years 2012 and 2013 is underway by the North Carolina Department of Revenue.

11.	Segment Information

For financial reporting purposes, we are organized into three operating segments – casegoods furniture, upholstered furniture and an “All other” segment, which includes our two new businesses, H Contract and Homeware. The following table presents segment information for the periods, and as of the dates, indicated:

	Thirteen Weeks Ended				Thirty-Nine Weeks Ended
	November 1,		November 2,		November 1,		November 2,
	2015		2014		2015		2014
		% Net		% Net		% Net		% Net
Net Sales		Sales		Sales		Sales		Sales
Casegoods	$41,199	63.1%	$39,798	63.0%	$116,996	62.8%	$111,142	61.9%
Upholstery	21,719	33.2%	22,046	34.9%	63,718	34.2%	65,311	36.4%
All other	2,424	3.7%	1,634	2.6%	5,949	3.2%	3,691	2.1%
Intercompany eliminations	(4)		(310)		(229)		(697)
Consolidated	$65,338		$63,168		$186,434		$179,447

Gross Profit & Margin
Casegoods	$12,786	31.0%	$11,227	28.2%	$34,991	29.9%	$31,683	28.5%
Upholstery	4,742	21.8%	4,332	19.6%	13,993	22.0%	12,565	19.2%
All other	630	26.0%	484	29.7%	1,629	27.4%	1,067	28.9%
Intercompany eliminations	7		(12)		20		(17)
Consolidated	$18,165	27.8%	$16,031	25.4%	$50,633	27.2%	$45,298	25.2%

Operating Income & Margin
Casegoods	$5,347	13.0%	$4,226	10.6%	$13,904	11.9%	$11,307	10.2%
Upholstery	1,318	6.1%	878	4.0%	4,073	6.4%	2,135	3.3%
All other	(32)	-1.3%	(209)	-12.8%	(256)	-4.3%	(885)	-24.0%
Intercompany eliminations	7		(12)		20		(17)
Consolidated	$6,640	10.2%	$4,883	7.7%	$17,741	9.5%	$12,540	7.0%

Capital Expenditures
Casegoods	$724		$421		$1,664		$1,804
Upholstery	107		19		524		635
All other	-		21		7		21
Consolidated	$831		$461		$2,195		$2,460

Depreciation & Amortization
Casegoods	$500		$416		$1,374		$1,171
Upholstery	240		252		699		756
All other	3		-		9		-
Consolidated	$743		$668		$2,082		$1,927

	As of Nov 1,	% Total	As of Feb 1,	% Total
Identifiable Assets	2015	Assets	2015	Assets
Casegoods	$141,900	79.5%	$135,403	79.3%
Upholstery	35,534	19.9%	33,788	19.8%
All other	1,006	0.6%	1,605	0.9%
Intercompany eliminations	(19)		(41)
Consolidated	$178,421	100.0%	$170,755	100.0%

12.	Subsequent Events

Dividends

On December 1, 2015, our board of directors declared a quarterly cash dividend of $0.10 per share, payable on December 31, 2015 to shareholders of record at December 15, 2015.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

This quarterly report on Form 10-Q includes our unaudited condensed consolidated financial statements for the thirteen-week period (also referred to as “three months,” “three-month period,” “quarter,” “third quarter” or “quarterly period”) that began August 3, 2015 and the thirty-nine week period (also referred to as “nine months,” “nine-month period”, or “year-to-date period”) that began February 2, 2015, which both ended November 1, 2015.  This report discusses our results of operations for these periods compared to the thirteen-week period that began August 4, 2014 and the thirty-nine week period that began February 3, 2014, which both ended November 2, 2014, and our financial condition as of November 1, 2015 compared to February 1, 2015.

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

For financial reporting purposes, we are organized into three operating segments – casegoods furniture, upholstered furniture and an All other segment that includes our two new businesses – H Contract and Homeware.

Overview

Consumer home furnishings purchases are driven by an array of factors, including general economic conditions such as:

▪	consumer confidence;
▪	availability of consumer credit;
▪	energy and other commodity prices; and
▪	housing and mortgage markets;

as well as lifestyle-driven factors such as changes in:

▪	fashion trends;
▪	disposable income; and
▪	household formation and turnover.

The extended weakness in housing and housing-related industries which began as part of the broader economic downturn in 2008 has begun to show signs of sustained recovery, and the mostly positive news on housing and consumer confidence is encouraging. Generally speaking, we believe that our business and the home furnishings industry in general are gaining momentum as the U.S. economy continues to recover from an extended and severe downturn.

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

Our domestic upholstery operations have significantly higher overhead and fixed costs than our import operations, and their profitability has been and can be adversely affected by economic downturns. Our upholstery segment operations have been profitable for the last three fiscal years, with overall profitability improving each year, primarily due to improving profitability in our domestic upholstery, which lagged the import operations during the economic downturn but are now seeing the impact of cost reduction efforts and improving sales on their operations.

Executive Summary-Results of Operations

Consolidated net sales for the fiscal 2016 third quarter increased 3.4% or $2.2 million to $65.3 million, while net income increased by nearly 45%, or $1.4 million, to $4.6 million, in each case compared to the fiscal 2015 third quarter.

Consolidated net sales for the fiscal 2016 first nine-months increased approximately 4% or $7.0 million to $186.4 million, while net income increased by 45.4%, or $3.8 million, to $12.0 million, in each case compared to the first nine-months of fiscal 2015.

As discussed in greater detail under “Results of Operations” below, the following are the primary factors that affected our consolidated fiscal 2016 third quarter and first nine-month results of operations:

▪
Increased net sales. Consolidated net sales increased in both the quarter and year-to-date periods primarily due to net sales increases in our casegoods and All other operating segments, partially offset by net sales decreases in our upholstery segment.

▪	Increased gross profit. Consolidated gross profit increased primarily due to:
▪
increased net sales, decreased discounting, returns and allowances and better quality experience in our   casegoods segment which, along with lower freight rates, helped offset cost increases on our imported products;

▪	improved operating efficiencies and decreased contract manufacturing in our upholstery segment;
▪	decreased medical claims expenses in all segments; and
▪	increased net sales in our All other segment.

▪
Flat (Q3) and decreased (YTD) selling and administrative expenses as a percentage of net sales. As a percentage of net sales, consolidated selling and administrative expenses were flat for the fiscal 2016 third quarter, but increased in absolute terms due primarily to increased professional fees, contributions and compensation expense, partially offset by lower bad debt and banking expenses. For the fiscal 2016 first nine-months, consolidated selling and administrative expenses decreased as a percentage of net sales, but increased in absolute terms primarily due to increased professional fees, partially offset by decreased bad debts expense and banking expenses.

▪
Increased operating income. Due to the factors discussed above, consolidated operating income increased both in absolute terms and as a percentage of net sales. Our casegoods segment generated an operating margin of over 10% for the fifth consecutive fiscal quarter and upholstery segment operating income increased fifty percent in the fiscal 2016 third quarter and nearly doubled  in the fiscal 2016 first nine-months.

Results of Operations

The following table sets forth the percentage relationship to net sales of certain items included in the condensed consolidated statements of income included in this report.

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 1,	November 2,	November 1,	November 2,
	2015	2014	2015	2014
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	72.2	74.6	72.9	74.8
Gross profit	27.8	25.4	27.2	25.2
Selling and administrative expenses	17.6	17.6	17.6	18.3
Operating income	10.2	7.7	9.5	7.0
Other income, net	0.1	0.2	0.1	0.1
Income before income taxes	10.2	7.9	9.6	7.1
Income tax expense	3.1	2.8	3.2	2.5
Net income	7.1	5.1	6.5	4.6

Fiscal 2016 Third Quarter Compared to Fiscal 2015 Third Quarter

	Net Sales
	Thirteen Weeks Ended
	November 1, 2015		November 2, 2014		$ Change	% Change
		% Net Sales		% Net Sales
Casegoods	$41,199	63.1%	$39,798	63.0%	$1,401	3.5%
Upholstery	21,719	33.2%	22,046	34.9%	(327)	-1.5%
All Other	2,424	3.7%	1,634	2.6%	790	48.3%
Intercompany Elimination	(4)		(310)		306
Consolidated	$65,338	100.0%	$63,168	100.0%	$2,170	3.4%

Unit Volume	FY16 Q3 % Increase vs. FY15 Q3	Average Selling Price	FY16 Q3 % Increase vs. FY15 Q3

Casegoods	-2.1%	Casegoods	5.7%
Upholstery	-3.7%	Upholstery	2.5%
All Other	55.2%	All Other	-5.0%
Consolidated	-1.0%	Consolidated	4.0%

Consolidated net sales increased for the fiscal 2016 third quarter primarily due to:

▪
increased average selling prices in our casegoods segment due primarily to lower product discounting which was due to decreased low-margin sales of distressed products in the quarter as compared to the prior-year;

▪	increased average selling prices in our upholstery segment primarily due to the mix of leather upholstered products sold; and

▪	increased unit volume in our All other segment.

Those increases were partially offset by decreased upholstery segment net sales principally due to lower unit volume at Hooker Upholstery and lower average selling prices at Sam Moore. These decreases were due primarily to exiting low margin sales programs at the expense of net sales at both operating units. Additionally, at Sam Moore there were some lingering effects of post-ERP implementation inefficiencies. Our ERP system was implemented at the beginning of the fiscal 2016 second quarter at that division. These upholstery segment sales decreases were partially offset by increased net sales at BY due to well-performing new products and market share gains.  Our all other segment contributed positively to sales in the fiscal 2016 third quarter compared to the prior-year period, driven by H Contract’s sales growth, but remains a small component of our overall sales.

We believe casegoods segment unit volume decreased during the quarter due to:

▪	Challenging conditions at retail, particularly in October, some of which we attribute to sales declines in areas particularly affected by current conditions in the domestic oil and gas industry;

▪	Outages of key component products that prevented orders for certain suites from shipping during the fiscal 2016 third quarter.

▪
Lingering product availability challenges due to expanding lead times and late deliveries of certain of our more popular October 2014 market introductions in that segment during the fiscal 2016 first quarter. We received most of the October market introductions and delivered existing orders to customers during the fiscal 2016 second quarter; however, late deliveries resulted in delayed reorders even on products which have retailed well, which impacted shipments into the fiscal 2016 third quarter.

	Gross Income and Margin
	Thirteen Weeks Ended
	November 1, 2015		November 2, 2014		$ Change	% Change
		% Net Sales		% Net Sales
Casegoods	$12,786	31.0%	$11,227	28.2%	$1,559	13.9%
Upholstery	4,742	21.8%	4,332	19.6%	410	9.5%
All Other	630	26.0%	484	29.7%	146	30.2%
Intercompany Elimination	7		(12)		19
Consolidated	$18,165	27.8%	$16,031	25.4%	$2,134	13.3%

Consolidated gross profit increased in the fiscal 2016 third quarter, primarily due to:

▪
Improved casegoods segment gross profit due to decreased discounting due to product mix, lower product costs resulting from lower freight rates and, to a lesser extent, lower returns and allowances as a result of better product quality;

▪
Improved upholstery segment gross profit due to a net sales increase at BY and increased gross profit at Sam Moore despite a net sales decrease, as well as other operating efficiencies such as decreased contract manufacturing and lower medical claims expense in that segment; and

▪	Improved All other segment gross profit due primarily to increased net sales at H Contract.

	Selling and Administrative Expenses
	Thirteen Weeks Ended
	November 1, 2015		November 2, 2014		$ Change	% Change
		% Net Sales		% Net Sales
Casegoods	$7,439	18.1%	$7,001	17.6%	$438	6.3%
Upholstery	3,424	15.8%	3,454	15.7%	(30)	-0.9%
All Other	662	27.3%	693	42.4%	(31)	-4.5%
Consolidated	$11,525	17.6%	$11,148	17.6%	$377	3.4%

Consolidated selling and administrative expenses increased in absolute terms due to increased professional fee expense, partially offset by decreases in bad debt expense in all segments due to better collections experience and decreased banking expenses due to changes in sales policies and were flat as a percentage of sales.

	Operating Profit and Margin
	Thirteen Weeks Ended
	November 1, 2015		November 2, 2014		$ Change	% Change
		% Net Sales		% Net Sales
Casegoods	$5,347	13.0%	$4,226	10.6%	$1,121	26.5%
Upholstery	1,318	6.1%	878	4.0%	440	50.1%
All Other	(32)	-1.3%	(209)	-12.8%	177	-84.7%
Intercompany Elimination	7		(12)		19
Consolidated	$6,640	10.2%	$4,883	7.7%	$1,757	36.0%

Operating profitability increased for the fiscal 2016 third quarter, both as a percentage of net sales and in absolute terms, due to the factors discussed above.

	Income Taxes
	Thirteen Weeks Ended
	November 1, 2015		November 2, 2014		$ Change	% Change
		% Net Sales		% Net Sales
Consolidated income tax expense	$2,043	3.1%	$1,764	2.8%	$279	15.8%

Effective Tax Rate	30.6%		35.5%

We recorded income tax expense of $2.0 million for the fiscal 2016 third quarter compared to $1.8 million for the comparable prior year period.  The effective tax rates for the fiscal 2016 and 2015 third quarters were 30.6% and 35.5%, respectively. Our effective tax rate was lower in the fiscal 2016 third quarter as compared to fiscal 2015 third quarter, primarily due to the settlement of an uncertain tax position during the fiscal 2016 third quarter and increases in certain other permanent differences.

	Net Income
	Thirteen Weeks Ended
	November 1, 2015		November 2, 2014		$ Change	% Change
		% Net Sales		% Net Sales
Consolidated	$4,630	7.1%	$3,204	5.1%	$1,426	44.5%

Earnings per share	$0.43		$0.30

Fiscal 2016 First Nine Months Compared to Fiscal 2015 First Nine Months

	Net Sales
	Thirty-Nine Weeks Ended
	November 1, 2015		November 2, 2014		$ Change	% Change
		% Net Sales		% Net Sales
Casegoods	$116,996	62.8%	$111,142	61.9%	$5,854	5.3%
Upholstery	63,718	34.2%	65,311	36.4%	(1,593)	-2.4%
All Other	5,949	3.2%	3,691	2.1%	2,258	61.2%
Intercompany Elimination	(229)		(697)		468
Consolidated	$186,434	100.0%	$179,447	100.0%	$6,987	3.9%

Unit Volume	FY16 YTD % Increase vs. FY15 YTD	Average Selling Price	FY16 YTD % Increase vs. FY15 YTD

Casegoods	0.0%	Casegoods	4.8%
Upholstery	-6.5%	Upholstery	4.3%
All Other	101.2%	All Other	-19.9%
Consolidated	0.6%	Consolidated	2.7%

The increase in consolidated net sales for the fiscal 2016 first nine-months was principally due to higher average selling prices in our casegoods segment (due to the mix of products sold and lower discounting) on flat consolidated unit volume.

We believe the flat unit volume in our casegoods segment was due to:

▪
Challenging conditions at retail, particularly in October, some of which we attribute to sales declines in areas particularly affected by the challenging conditions in the domestic oil and gas industry;

▪
Lingering product availability challenges due to expanding lead times and late deliveries of certain of our more popular October 2014 market introductions in that segment during the fiscal 2016 first quarter. We received most of the October market introductions and delivered standing orders to customers during the fiscal 2016 second quarter; however, late deliveries resulted in delayed reorders even on products which have retailed well, which impacted shipments into the fiscal 2016 third quarter; and

▪	Outages of key component products that prevented orders for certain suites from shipping during the fiscal 2016 third quarter.

Unit volume decreases in our upholstery segment were primarily caused by decreases at Sam Moore due to the effects of discontinuing unprofitable sales programs at the expense of net sales and lingering post-ERP implementation inefficiencies during the fiscal 2016 third quarter.

	Gross Income and Margin
	Thirty-Nine Weeks Ended
	November 1, 2015		November 2, 2014		$ Change	% Change
		% Net Sales		% Net Sales
Casegoods	$34,991	29.9%	$31,683	28.5%	$3,308	10.4%
Upholstery	13,993	22.0%	12,565	19.2%	1,428	11.4%
All Other	1,629	27.4%	1,067	28.9%	562	52.7%
Intercompany Elimination	20		(17)		37
Consolidated	$50,633	27.2%	$45,298	25.2%	$5,335	11.8%

Consolidated gross profit increased in the fiscal 2016 first nine-months, primarily due to:

▪
Improved casegoods segment gross profit due to increased sales, decreased discounting due to product mix, lower cost of goods sold due to declining freight costs, which more than offset vendor price increases, and  lower returns and allowances as a result of better product quality;

▪	Improved upholstery segment gross profit due to operating efficiencies such as decreased contract manufacturing and lower medical claims expense in that segment; and

▪	Improved All other segment gross profit due primarily to increased net sales at H Contract.

	Selling and Administrative Expenses
	Thirty-Nine Weeks Ended
	November 1, 2015		November 2, 2014		$ Change	% Change
		% Net Sales		% Net Sales
Casegoods	$21,087	18.0%	$20,376	18.3%	$711	3.5%
Upholstery	9,921	15.6%	10,430	16.0%	(509)	-4.9%
All Other	1,884	31.7%	1,952	52.9%	(68)	-3.5%
Consolidated	$32,892	17.6%	$32,758	18.3%	$134	0.4%

Consolidated selling and administrative expenses decreased as a percentage of net sales and were essentially flat in absolute terms for the fiscal 2016 first nine-months primarily due to decreased bad debts expense in all segments due to favorable collections experience and decreased banking expenses in our casegoods segment primarily due to changes to our sales policies. These decreases were partially offset by increased professional and consulting fees in our casegoods segment. Selling and administrative expenses in our All other segment decreased despite a net sales increase in that segment, as our H Contract and Homeware businesses have exited the startup phases of their life cycle.

	Operating Profit and Margin
	Thirty-Nine Weeks Ended
	November 1, 2015		November 2, 2014		$ Change	% Change
		% Net Sales		% Net Sales
Casegoods	$13,904	11.9%	$11,307	10.2%	$2,597	23.0%
Upholstery	4,073	6.4%	2,135	3.3%	1,938	90.8%
All Other	(256)	-4.3%	(885)	-24.0%	629	-71.1%
Intercompany Elimination	20		(17)		37
Consolidated	$17,741	9.5%	$12,540	7.0%	$5,201	41.5%

Operating profitability increased for the fiscal 2016 first nine months, both as a percentage of net sales and in absolute terms due to the factors discussed above.

	Income Taxes
	Thirty-Nine Weeks Ended
	November 1, 2015		November 2, 2014		$ Change	% Change
		% Net Sales		% Net Sales

Consolidated income tax expense	$5,917	3.2%	$4,443	2.5%	$1,474	33.2%

Effective Tax Rate	32.9%		34.9%

We recorded income tax expense of $5.9 million for the fiscal 2016 first nine months compared to $4.4 million for the comparable prior year period.  The effective tax rates for the fiscal 2016 and 2015 nine-month periods were 32.9% and 34.9%, respectively.  Our effective tax rate was lower in the fiscal 2016 nine-month period as compared to fiscal 2015 nine-month period, primarily due to the settlement of uncertain tax positions during the fiscal 2016 nine-month period and increases in certain other permanent differences.

	Net Income and Earnings Per Share
	Thirty-Nine Weeks Ended
	November 1, 2015		November 2, 2014		$ Change	% Change
		% Net Sales		% Net Sales
Consolidated	$12,040	6.5%	$8,280	4.6%	$3,760	45.4%

Earnings per share	$1.11		$0.77

Review

We are pleased that the casegoods segment generated an operating margin of over 10% for five consecutive fiscal quarters and we believe that smaller, incremental improvements are possible. While casegoods segment profitability continues to be strong, demand for our casegoods products was down in both fiscal October and November, in each case compared to the comparable prior-year periods. The bi-annual furniture International Home Furnishings Market held in October was disappointing in terms of order generation and we are seeing challenging conditions at retail, too. However, we are focused on improving sales growth through aggressive promotional activity in order to fuel earnings growth.

While upholstery segment sales were down for the fiscal 2016 third quarter and first nine-months, we were pleased with a fiscal 2016 year-to-date $1.9 million operating income improvement, due to operating improvements at Sam Moore and Bradington-Young (BY), including a net sales increase at BY for both the fiscal 2016 third quarter and first nine-months.   We believe the net sales increases at BY are due to a series of sales initiatives designed to fuel sales growth and that these initiatives have made BY a more important product source in the luxury leather niche. We are also pleased that Sam Moore is back to its pre-ERP go-live production run rate and that during fiscal October 90% of all orders shipped within 45-days of receipt. Prior-year operating income was adversely affected by higher medical claims expenses and higher material costs; which represent two continued sources of risk for that segment’s operating profitability. We were disappointed with Hooker Upholstery’s (HU) sales performance in the fiscal 2016 third quarter after a double-digit sales increase in the fiscal 2016 second quarter. We attribute the decrease in HU’s third quarter net sales to pressure on motion upholstery pricing and, to a lesser extent, exiting lower margin sales programs at the expense of net sales. We have improved BY’s and HU’s  opening price points to offer a better value proposition for both and are  also improving design and color choices. The achievement of future upholstery segment profitability increases will require us to increase sales while maintaining BY gross margins at, or close to, current levels, to continue to improve manufacturing processes and work flow at the Sam Moore facility, and to minimize the impact of raw material and labor costs increases for this segment.

Our All other segment’s net sales increased in the fiscal 2016 third quarter and first nine-months. However, this segment remains a small part of our overall results. Our H Contract product line achieved operating profitability for the fiscal 2016 third quarter and first nine-months. We expect H Contract to continue to broaden its customer base (as it increases sales representation throughout the U.S.) and product line, to increase sales and to begin to contribute more significantly to consolidated operating profitability in the future. Homeware’s operating loss decreased in the fiscal 2016 third quarter and first nine-months as compared to the same prior-year periods. We adjusted Homeware’s strategy by shuttering the direct-to-consumer portion of the business, which accounted for less than 20% of Homeware’s total volume,  early in the fiscal 2016 third quarter. Homeware is now focused on growing sales and distribution in its wholesale channel and continuing to offer small parcel, rapid shipping products. We believe that the wholesale portion of the Homeware business is viable and can be grown across a broad spectrum of accounts and we are working to add additional retail channels. We remain positive about the Homeware brand and the future of online furniture retailing. We believe the Homeware initiative is critical to address the migration of retail business to online outlets. We continue to expect that it will take Homeware longer than H Contract to reach critical mass and profitability. However, we view this investment as an important step toward the future of consumer-centric home furniture retailing.

Outlook

So far in fiscal 2016, we saw improved demand earlier in the fiscal year but more recently demand has decreased across the casegoods and upholstery segments compared to the same period a year ago. After several years of stability, we have experienced product cost increases for our imported products from China and also experienced rising ocean freight costs during late 2014 and early 2015 due to port congestion and labor issues as well as heavy demand. Ocean freight costs have since subsided and the reduced costs have begun to positively impact our cost of goods sold.  We believe we have been able to offset most of these rising costs with lower ocean freight rates and price increases.

The effects of the recent devaluation of China’s currency by its government early in the fiscal third quarter, appear to be settled for the time being. While our sales into China are minimal, we believe any benefits that may have been realized as a result of the devaluation on items imported from China will be offset by other factors including rising labor rates and materials costs in China. Furthermore, we are unable to gauge what effects, if any, these events will have on consumer confidence and demand for home furnishings products like our own. Despite these recent events, and in light of improving economic conditions as previously noted in this report, we are optimistic about our longer-term future, both with our core businesses and our new ventures. We believe we are positioned to capitalize on continued improvements in the economy as they occur.  We continue to increase production capacity at our upholstery manufacturing facilities, to maintain good inventory positions on our best-selling casegoods products and promote what we believe to be our strongest product lines in several years. Additionally, we continue to explore opportunities in which we can best leverage our balance sheet.

As we complete fiscal 2016 and move into fiscal 2017, we will continue to focus on:

▪	evaluating ways to expand into new distribution channels;
▪	growing and improving the profitability of our new business initiatives;
▪	building on our initial successes in expanding our merchandising reach in the “better” parts of our “good-better-best” casegoods product offerings;
▪	supporting our recently launched newly-licensed Cynthia Rowley home furnishings collection;
▪	improving the product assortment and value proposition of the Hooker Upholstery imported products line;
▪	increasing operating profitability and increasing production capacity at Sam Moore;
▪	mitigating inflation on our imported products and raw materials;
▪	maintaining proper inventory levels and optimizing product availability on best-selling items;
▪	strengthening our relationships with key vendors and sourcing product from cost-competitive locations and from quality-conscious sourcing partners;
▪	offering an array of new products and designs, which we believe will help generate additional sales;
▪	upgrading and refining our information systems capabilities to support our businesses, including implementing our ERP system in the remainder of our upholstery segment; and
▪	controlling costs.

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

During the fiscal 2015 third quarter, the DoC agreed to reconsider some of its earlier findings related to accent chests  and early in the fiscal 2015 fourth quarter, DoC reaffirmed its decision that certain of our competitor’s accent chests constituted wooden bedroom furniture subject to anti-dumping duties. The competitor challenged DoC’s position in the United States Court of International Trade. On December 1, 2015, the court issued a decision remanding the accent chest issue to DoC with the instruction to reconsider the treatment of accent chests in a manner consistent with the court’s decision, which on balance is favorable to our views.  However, it is too early to know how DoC will ultimately rule and, while the court’s decision is encouraging, we cannot say that other accent chests are no longer at risk.

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

Financial Condition, Liquidity and Capital Resources

Balance Sheet and Working Capital

The following chart shows changes in our total assets, current assets, current liabilities, net working capital (current assets less current liabilities) and working capital ratio (current assets compared to current liabilities) as of the third quarter of fiscal 2016 compared to the fiscal 2015 year end:

	Balance Sheet and Working Capital
	November 1, 2015	February 1, 2015	$ Change

Total Assets	$178,421	$170,755	$7,666

Cash and Cash Equivalents	$49,474	$38,663	$10,811
Trade Receivables, net	30,655	32,245	(1,590)
Inventories	42,019	44,973	(2,954)
Prepaid Expenses & Other	4,021	4,057	(36)

Total Current Assets	$126,169	$119,938	$6,231

Trade Accounts Payable	$8,098	$10,293	$(2,195)
Accrued Salaries, Wages and Benefits	4,713	4,824	(111)
Other Accrued Expenses	3,845	3,950	(105)

Total Current Liabilities	$16,656	$19,067	$(2,411)

Net Working Capital	$109,513	$100,871	$8,642

Working Capital Ratio	7.6 to 1	6.3 to 1

As of November 1, 2015, total assets increased compared to February 1, 2015, primarily due to increased cash and cash equivalents resulting from increased net sales, decreased inventories as a result of matching inventory levels with projected demand and decreased accounts receivable due to increased collections.

Cash Flows – Operating, Investing and Financing Activities

	Thirty-Nine Weeks Ended
	November 1,	November 2,
	2015	2014
Net cash provided by operating activities	$16,882	$15,800
Net cash used in investing activities	(2,830)	(3,125)
Net cash used in financing activities	(3,241)	(3,229)
Net increase in cash and cash equivalents	$10,811	$9,446

During the nine months ended November 1, 2015, cash generated from operations of $16.9 million helped to fund an increase in cash and cash equivalents of $10.8 million, cash dividends of $3.2 million and capital expenditures of $2.2 million to enhance our business systems and facilities and to pay premiums of $676,000 on Company-owned life insurance policies.

During the nine months ended November 2, 2014, cash generated from operations of $15.8 million helped to fund an increase in cash and cash equivalents of $9.4 million, cash dividends of $3.2 million and capital expenditures of $2.5 million to enhance our business systems and facilities and to pay premiums of $758,000 on Company-owned life insurance policies.

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

As of November 1, 2015, we had an aggregate $13.3 million available under our revolving credit facility to fund working capital needs. Standby letters of credit in the aggregate amount of $1.7 million, used to collateralize certain insurance arrangements and for imported product purchases, were outstanding under the revolving credit facility as of November 1, 2015.  There were no additional borrowings outstanding under the revolving credit facility on November 1, 2015.

Loan Agreement and Revolving Credit Facility

We have a $15 million unsecured revolving credit facility under a loan agreement with Bank of America, N.A., up to $3.0 million of which can be used to support letters of credit. The loan agreement allows the Company to permanently terminate or reduce the $15 million revolving commitment without penalty and includes, among others, the following terms:

▪	a maturity date of July 31, 2018;
▪	a floating interest rate, adjusted monthly, based on LIBOR, plus an applicable margin based on the ratio of our funded debt to our EBITDA (each as defined in the loan agreement); and
▪	a quarterly unused commitment fee of 0.20%.

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

We were in compliance with each of these financial covenants at November 1, 2015 and expect to remain in compliance with existing covenants for the foreseeable future. The loan agreement does not restrict our ability to pay cash dividends on, or repurchase shares of, our common stock, subject to complying with the financial covenants under the loan agreement.

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

In order to realize operational efficiencies, cost savings, leverage best practices and present a single face to our customers, we ended our Sam Moore factoring relationship as our new ERP system became fully operational at Sam Moore at the beginning of the fiscal 2016 second quarter. We expect to end BY’s factoring arrangement during the first-half of fiscal 2017 when the ERP system becomes operational there. We expect collections may slow somewhat as we transition these receivables in-house. However, given our current and projected liquidity, we do not expect the transition to have a material adverse effect on our future liquidity.

Capital Expenditures

We expect to spend between $500,000 to $750,000 in capital expenditures during the remainder of the 2016 fiscal year to maintain and enhance our operating systems and facilities.

Enterprise Resource Planning

Our new Enterprise Resource Planning (ERP) system became operational for our casegoods segment and Hooker Upholstery operations early in the third quarter of fiscal 2013 and our All other segment began their operations on the ERP system when that segment’s operations were launched in fiscal 2014. ERP conversion efforts began for our domestic upholstery units early in the fiscal 2014 first quarter. Sam Moore came on-line at the beginning of the fiscal 2016 second quarter and Bradington-Young is expected to become operational during the first half of fiscal 2017. Once all segments are fully operational on the ERP platform, we expect to realize operational efficiencies and cost savings as well as present a single face to our customers and leverage best practices across the organization.

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

We refer you to Item 1A. “Risk Factors” beginning on page 12 of our 2015 Annual Report above for additional discussion of risks involved in our ERP system conversion and implementation.

Share Repurchase Authorization

During the fiscal 2013 first quarter, our Board of Directors authorized the repurchase of up to $12.5 million of the Company’s common shares. The authorization does not obligate us to acquire a specific number of shares during any period and does not have an expiration date, but it may be modified, suspended or discontinued at any time at the discretion of our Board of Directors. Repurchases may be made from time to time in the open market, or through privately negotiated transactions or otherwise, in compliance with applicable laws, rules and regulations, and subject to our cash requirements for other purposes, compliance with the covenants under the loan agreement for our revolving credit facility and other factors we deem relevant. No shares were purchased under the authorization during the first nine-months of fiscal 2016, fiscal 2015 or fiscal 2014. Approximately $11.8 million remained available for future purchases under the authorization as of November 1, 2015.

New Accounting Pronouncements

In November 2015, the Financial Accounting Standards Board issued guidance that amends the balance sheet classification of deferred taxes. The new guidance requires that deferred tax liabilities and assets be classified as noncurrent on the balance sheet. Previous guidance required deferred tax liabilities and assets to be separated into current and noncurrent amounts on the balance sheet. The guidance is effective for fiscal years beginning on or after December 15, 2016, and interim periods within those years. We are currently evaluating the impact that the new guidance will have on our consolidated financial statements.

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

Amounts outstanding under our revolving credit facility would bear interest at variable rates. In the past, we have entered into swap agreements to hedge against the potential impact of increases in interest rates on our floating-rate debt instruments. There was no outstanding balance under our revolving credit facility as of November 1, 2015, other than standby letters of credit in the amount of $1.7 million.  Therefore, a fluctuation in market interest rates of one percentage point (or 100 basis points) would not have a material impact on our results of operations or financial condition.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended November 1, 2015.  Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective as of November 1, 2015 to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to the Company’s management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure and are effective to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the fiscal quarter ended November 1, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

32.1**
Rule 13a-14(b) Certification of the Company’s principal executive officer and principal financial officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*
The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended November 1, 2015, formatted in Extensible Business Reporting Language (“XBRL”): (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of income, (iii) condensed consolidated statements of comprehensive income, (iv) condensed consolidated statements of cash flows, and (v) the notes to the condensed consolidated financial statements

____________
*Filed herewith
** Furnished herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOOKER FURNITURE CORPORATION

Date: December 10, 2015	By:	/s/ Paul A. Huckfeldt
Paul A. Huckfeldt
Senior Vice President – Finance and Accounting and Chief Financial Officer