Form 10-K
period 2016-01-31
HOOKER FURNITURE CORP
filed 2016-04-15
CIK 1077688

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

Form 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended January 31, 2016

Commission file number 000-25349

HOOKER FURNITURE CORPORATION
(Exact name of registrant as specified in its charter)

Virginia	54-0251350
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

440 East Commonwealth Boulevard, Martinsville, VA  24112
(Address of principal executive offices, Zip Code)

(276) 632-2133
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $262.9 million.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of April 8, 2016:

Common stock, no par value	11,535,251
(Class of common stock)	(Number of shares)

Documents incorporated by reference:  Portions of the registrant’s definitive Proxy Statement for its Annual Meeting of Shareholders scheduled to be held June 7, 2016 are incorporated by reference into Part III.

Hooker Furniture Corporation

All references to the “Company,” “we,” “us” and “our” in this document refer to Hooker Furniture Corporation and its consolidated subsidiaries, unless specifically referring to segment information. All references to 2016, 2015, 2014, 2013 and 2012 or other years are referring to our fiscal years, unless otherwise stated. Our fiscal years end on the Sunday closest to January 31. Our quarterly periods are based on thirteen-week “reporting periods” (which end on a Sunday) rather than quarterly periods consisting of three calendar months.  As a result, each quarterly period generally is thirteen weeks, or 91 days, long, except as noted above. In some years (generally once every six years) the fourth quarter will be fourteen weeks long and the fiscal year will consist of fifty-three weeks. The 2013 fiscal year that ended on February 3, 2013 was a 53-week fiscal year.

Forward-Looking Statements

Certain statements made in this report, including under Part II, Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in the notes to the consolidated financial statements included in this report, are not based on historical facts, but are forward-looking statements.  These statements reflect our reasonable judgment with respect to future events and typically can be identified by the use of forward-looking terminology such as “believes,” “expects,” “projects,” “intends,” “plans,” “may,” “will,” “should,” “would,” “could”  or “anticipates,” or the negative thereof, or other variations thereon, or comparable terminology, or by discussions of strategy.  Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements.  Those risks and uncertainties include but are not limited to:

▪
general economic or business conditions, both domestically and internationally, and instability in the financial and credit markets, including their potential impact on our (i) sales and operating costs and access to financing or (ii) customers and suppliers and their ability to obtain financing or generate the cash necessary to conduct their respective businesses;

▪
the risks related to the recent acquisition of substantially all of the assets of Home Meridian International, Inc., (“HMI”) including maintaining HMI’s existing customer relationships, deal-related costs to be recognized in fiscal 2017, integration costs, costs related to acquisition debt, including debt service costs, interest rate volatility, the use of operating cash flows to service debt to the detriment of other corporate initiatives or strategic opportunities, financial statement charges related to the application of current accounting guidance in accounting for the acquisition, the recognition of significant additional depreciation and amortization expenses by the combined entity,  the loss of key employees from HMI, the ongoing costs related to the assumption of HMI’s pension liabilities, the disruption of ongoing businesses or inconsistencies in standards, controls, procedures and policies across the companies which could adversely affect our internal control or information systems and the costs of bringing them into compliance and failure to realize benefits anticipated from the acquisition;

▪
the risks specifically related to HMI’s operations including significant concentrations of its sales and accounts receivable in only a few customers or disruptions affecting its Madison, NC, Mayodan, NC or Redlands, CA warehouses or its High Point, NC administrative facilities;

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

▪	the interruption, inadequacy, security breaches or integration failure of our information systems or information technology infrastructure, related service providers or the internet;

▪	disruptions affecting our Martinsville and Henry County, Virginia warehouses and corporate headquarters facilities;

▪	when or whether our new business initiatives, including, among others, H Contract and Homeware, meet growth and profitability targets;

▪	price competition in the furniture industry;

▪	changes in domestic and international monetary policies and fluctuations in foreign currency exchange rates affecting the price of our imported products and raw materials;

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

We face a number of significant risks and uncertainties, as more fully discussed in Item 1A, “Risk Factors”.

Hooker Furniture Corporation
Part I

ITEM 1.                     BUSINESS

Except where noted, information contained in Item 1 is as of January 31, 2016, our most recently completed fiscal year and does not include the results of or describe the operations of Home Meridian International, a business whose assets we acquired subsequent to the end of the 2016 fiscal year.

Hooker Furniture Corporation (the “Company”, “we,” “us” and “our”) is a home furnishings marketing, design and logistics company offering worldwide sourcing of residential and contract casegoods and upholstery, as well as domestically-produced custom leather and fabric-upholstered furniture. We were incorporated in Virginia in 1924 and are ranked among the nation’s top 10 largest publicly traded furniture sources, based on 2015 shipments to U.S. retailers, according to a 2015 survey published by Furniture Today, a leading trade publication. We are a key resource for residential wood and metal furniture (commonly referred to as “casegoods”) and upholstered furniture.  Our major casegoods product categories include accents, home office, dining, bedroom and home entertainment furniture under the Hooker Furniture brand.  Our residential upholstered seating companies include Bradington-Young, a specialist in upscale motion and stationary leather furniture and Sam Moore Furniture, focused on upscale occasional chairs, settees, sofas and sectional seating with an emphasis on cover-to-frame customization.  An extensive selection of designs and formats along with finish and cover options in each of these product categories makes us a comprehensive resource for retailers primarily targeting the upper-medium price range.  We also market a line of imported leather upholstery under the Hooker Upholstery trade name and work directly with several large customers to develop private-label, unbranded products exclusively for those customers. Our H Contract division supplies upholstered seating and casegoods to upscale senior living facilities throughout the country, working with designers specializing in the contract industry to provide functional furniture for senior living facilities that meets the style and comfort expectations of today’s retirees. Homeware is an online-only brand that is sold through leading international e-commerce retailers. It supplies unique chairs, sofas and ottomans designed to be assembled in minutes by the consumer with no tools or hardware required.

For our core product line, our principal customers are both traditional and online retailers of residential home furnishings that are broadly dispersed throughout the United States and in thirty-six other countries around the globe. Our customers include independent furniture stores, specialty retailers, department stores, catalog and internet merchants, interior designers and national and regional chains. They are serviced by over 60 independent North American sales representatives and 8 foreign sales representatives. H Contract’s customers include designers, design firms, industry dealers and distributors and senior living facilities throughout the United States. It has its own sales force of independent multi-line sales representatives. Homeware’s customers are primarily online Home furnishings retailers including Wayfair, Hayneedle and One Kings Lane.

We sold to approximately 3,600 customers during fiscal 2016. No single customer accounted for more than 3.5% of our sales in 2016.  No significant part of our business is dependent upon a single customer, the loss of which would have a material effect on our business. However, the loss of several of our major customers could have a material impact on our business.  In addition to our broad domestic customer base, 5.4% of our sales in fiscal 2016 were to international customers, which we define as sales outside of the United States. We believe our broad network of retailers and independent sales representatives reduces our exposure to regional recessions and allows us to capitalize on emerging trends in distribution channels.

The Home Meridian Acquisition

On January 5, 2016, we entered into an asset purchase agreement (the “Asset Purchase Agreement”) with Home Meridian International, Inc. (“HMI”) to acquire substantially all of HMI’s assets (the “Acquisition”).  On February 1, 2016, we closed on the transaction by paying $85 million in cash and issuing 716,910 shares of our common stock (the “Stock Consideration”) to designees of HMI as consideration for the Acquisition. The Stock Consideration consisted of (i) 530,598 shares accounting for the $15 million of consideration payable in shares of our common stock under the Asset Purchase Agreement, and (ii) 186,312 shares issued pursuant to working capital adjustments detailed in the Asset Purchase Agreement. The working capital adjustment was driven by an increase in HMI’s accounts receivable due to strong sales towards the end of calendar 2015. The number of shares of common stock issued at closing for the Stock Consideration was determined by reference to the mean closing price of our common stock for the fifteen trading days immediately preceding the closing date ($28.27). Under the Asset Purchase Agreement, we also assumed certain liabilities of HMI, including approximately $7.8 million of liabilities related to certain retirement plans. The assumed liabilities did not include the indebtedness (as defined in the Asset Purchase Agreement) of HMI. We believe this acquisition will more than double the size of the Company on a net sales basis and consequently, make us one of the top five sources for the U.S. furniture market. See Item 7 and note 18 to our consolidated financial statements for additional information.

The Home Meridian division includes five business units: Pulaski Furniture, Samuel Lawrence Furniture, Samuel Lawrence Hospitality, Prime Resources International and Right 2 Home. HMI has a unique business model which allows the company to create global sourcing solutions for major customers and multiple channels of distribution. This business model, global sourcing and broad experience have allowed HMI to adapt and gain significant market share within the industry. HMI has consistently been recognized as an industry and regional leader in sales gain and growth. Its divisional headquarters is located in High Point, N.C., with distribution centers on both coasts and Asian operations in China, Vietnam and Malaysia.

For more information regarding HMI and the significant differences between the Hooker and Home Meridian businesses, please see “The Home Meridian Business” below on page 12.

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

Segments

For financial reporting purposes, we are organized into three operating segments – casegoods furniture, upholstered furniture and all other. As of the end of fiscal 2016, our operating segments and their associated brands are as follows:

Hooker Furniture Corporation
Operating Segments

Casegoods	Upholstery	All other
Brands:	Brands:	Brands:
Hooker Furniture	Bradington-Young	H Contract
	Hooker Upholstery	Homeware
Sam Moore

Home furnishings sales account for all of our net sales.  The percentages of net sales provided by each of our segments for the fifty-two week fiscal years that ended January 31, 2016 (fiscal 2016), February 1, 2015 (fiscal 2015), and February 2, 2014 (fiscal 2014):

Segment Sales as a Percentage of Consolidated Net Sales

	Fiscal Year
	2016	2015	2014

Casegoods segment	63%	63%	63%
Upholstery segment	34%	35%	36%
All other segment	3%	2%	1%

Total	100%	100%	100%

See note 14 to our consolidated financial statements for additional financial information regarding our segments.

Sourcing

Imported Products

We have sourced products from foreign manufacturers since 1988.  Imported casegoods and upholstered furniture together accounted for approximately 70% of net sales in fiscal 2016, 71% of net sales in fiscal 2015, and 72% of net sales in fiscal 2014.  We import finished furniture in a variety of styles, materials and product lines.  We believe the best way to leverage our financial strength and differentiate our import business from the industry is through innovative and collaborative design, extensive product lines, compelling  products, value, consistent quality, excellent customer service, easy ordering and quick delivery through significant finished goods inventories, world-class global logistics and robust distribution systems.

We import products predominantly from Asia.  Because of the large number and diverse nature of the foreign factories from which we source our imported products, we have significant flexibility in the sourcing of products among any particular factory or country.  In fiscal 2016, imported products sourced from China and Vietnam accounted for approximately 68% and 26%, respectively, of import purchases. The factory in China from which we directly source the most product, accounted for approximately 58% of our worldwide purchases of imported product.  A disruption in our supply chain from this factory, or from China or Vietnam in general, could significantly compromise our ability to fill customer orders for products manufactured at that factory or in that country.  If such a disruption were to occur, we believe that we would have sufficient inventory currently on hand and in transit to our U.S. warehouses in Martinsville, Virginia to adequately meet demand for approximately 4.5 months, with up to an additional 1.25 months available for immediate shipment from our primary Asian warehouse. Also, with the broad spectrum of product we offer, we believe that, in some cases, buyers could be offered similar products available from alternative sources.  We believe we could, most likely at higher cost, source most of the products currently sourced in China or Vietnam from factories in other countries and could produce certain upholstered products domestically at our own factories.  However, supply disruptions and delays on selected items could occur for up to 6 months.  If we were to be unsuccessful in obtaining those products from other sources or at a comparable cost, then a disruption in our supply chain from our largest import furniture supplier, or from China or Vietnam in general, could decrease our sales, earnings and liquidity.  Given the capacity available in China, Vietnam and other low-cost producing countries, we believe the risks from these potential supply disruptions are manageable.

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

Manufacturing and Raw Materials

At January 31, 2016, we operated approximately 507,400 square feet of manufacturing and supply plant capacity in North Carolina and Virginia for our domestic upholstered furniture production.  We consider the machinery and equipment at these locations to be generally modern and well-maintained.

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

We believe that our sources for raw materials are adequate and that we are not dependent on any one supplier.  Hooker’s five largest suppliers accounted for approximately 37% of our raw materials supply purchases for domestic upholstered furniture manufacturing operations in fiscal 2016. One supplier accounted for approximately 18% of our raw material purchases in fiscal 2016. Should disruptions with this supplier occur, we believe we could successfully source these products from other suppliers without significant disruption to our operations.

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

Bradington-Young markets its products under the Bradington-Young brand name, offers a broad variety of residential leather and fabric upholstered furniture and specializes in leather reclining and motion chairs, sofas, club chairs and executive desk chairs. It offers numerous leather and fabric selections for domestically produced upholstered furniture, generally targeted at the upper price range.

Hooker Upholstery is an imported line of leather upholstery and is targeted at the upper-medium price points. It offers numerous  leather and fabric selections  and offers a broad variety of married cover options on stationary sofa groups, recliners, office chairs, club chairs, motion groups, and decorative ottomans.

Sam Moore Furniture’s products, which are primarily domestically produced, are marketed under the Sam Moore brand name or private label and offer upscale occasional chairs, sofas and other seating with an emphasis on fabric-to-frame customization.  Sam Moore offers many different styles of upholstered products in numerous fabric and leather selections, including customer supplied upholstery coverings. Sam Moore’s products are targeted at the upper-medium and upper price ranges.

H Contract’s and Homeware’s products are sourced from Hooker, Sam Moore or domestic or international OEM manufacturers.

Marketing

The product life cycle for home furnishings has shortened in recent years as consumers have demanded innovative new features, functionality, style, finishes and fabrics.  New styles in each of our product categories are designed and developed semi-annually to replace discontinued products and collections, and in some cases, to enter new product or style categories.  Our collaborative product design process begins with the marketing team identifying customer needs and trends and then conceptualizing product ideas and features.  A variety of sketches are produced, usually by independent designers, from which prototype furniture pieces are built.  We invite some of our independent sales representatives and a representative group of retailers to view and critique these prototypes.  Based on this input, we may modify the designs and then prepare samples for full-scale production.  We generally introduce new product styles at the International Home Furnishings Market held each Fall and Spring in High Point, N.C., and support new product launches with promotions, public relations, product brochures, point-of-purchase consumer catalogs and materials and online marketing through our websites, as well as through popular social media venues. We schedule purchases of imported furniture and the production of domestically manufactured upholstered furniture based upon actual and anticipated orders and product acceptance at the Spring and Fall markets. The flexibility of both our global-sourcing business model and the quick delivery times provided by our domestic upholstery manufacturing presence gives us the ability to offer a range of styles, items and price points to a variety of retailers serving a range of consumer markets.  Based on sales and market acceptance, we believe our products represent good value, and that the style and quality of our furniture compares favorably with more premium-priced products. Our all-digital marketing strategy is centered on directly engaging the consumer, to connect them with Hooker Furniture brands and direct them to our retail partners.

Warehousing and Distribution

We sell our products through a large number of distribution channels which include independent furniture retailers, department stores, national membership clubs, regional chain stores, catalog merchandisers, specialty retailers, designers and E-retailers, design firms and senior living facilities.

We distribute furniture to retailers from our distribution centers and warehouses in Virginia and North Carolina and directly from Asia via our container direct programs. We have a warehousing and distribution arrangement in China with our largest supplier of imported products and a consolidation warehouse in Vietnam, which allows customers to mix containers from several Vietnamese factories. In addition, we also ship containers directly from a variety of other suppliers in Asia.

We strive to provide imported and domestically produced furniture on-demand for our dealers.  During fiscal year 2016, we shipped 80% of all casegoods orders and approximately 61% of all upholstery orders within 30 days of order receipt.  It is our policy and industry practice to allow order cancellation for casegoods up to the time of shipment; therefore, customer orders for casegoods are not firm.  However, domestically produced upholstered products are predominantly custom-built and shipped within six to eight weeks after an order is received and consequently, cannot be cancelled once the leather or fabric has been cut.

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

Accounts receivable: Substantially all of our trade accounts receivable are due from retailers and dealers that sell residential home furnishings, which consist of a large number of entities with a broad geographic dispersion.  We perform credit evaluations of our customers and generally do not require collateral.  For qualified customers, we offer payment terms, generally requiring payment 30 days from shipment. However, we may offer extended payment terms in certain circumstances, including to promote sales of our products.  Sam Moore factored substantially all of its accounts receivable prior to implementing our ERP in May 2015 and  Bradington-Young currently factors substantially all of its receivables, in most cases on a non-recourse basis; however, in order to realize operational efficiencies, cost savings, leverage best practices and present a single face to our customers, we plan to end our factoring relationship as our new Enterprise Resource Planning system (“ERP”) becomes fully operational for Bradington-Young in the first half of fiscal 2017. However, given our current and projected liquidity, we do not expect the transition to have a material adverse effect on our future liquidity.

Accounts payable: Payment for our imported products warehoused first in Asia is due fourteen days after our quality audit inspections are complete and the vendor invoice is presented. Payment for goods which are shipped to Hooker FOB Origin is due upon proof of lading onto a US-bound vessel and invoice presentation. Payment terms for domestic raw materials and non-inventory related charges vary, but are generally 30 days from invoice date.

Order Backlog

At January 31, 2016, our backlog of unshipped orders for our casegoods, upholstery and all other segments were as follows:

	Order Backlog
	(Dollars in 000s)

	January 31, 2016		February 1, 2015
	Dollars	Weeks	Dollars	Weeks

Casegoods segment	$12,310	4.1	$14,793	5.1
Upholstery segment	9,163	5.7	8,802	5.3
All other segment	950	6.1	542	7.3

Consolidated	$22,423	4.7	$24,137	5.2

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

Competition

The furniture industry is highly competitive and includes a large number of foreign and domestic manufacturers and importers, none of which dominates the market in our price points.  While the markets in which we compete include a large number of relatively small and medium-sized manufacturers, certain competitors have substantially greater sales volumes and financial resources than we do.  U.S. imports of furniture produced overseas, such as from China and other Asian countries, have stabilized in recent years.

The primary competitive factors for home furnishings in our price points include price, style, availability, service, quality and durability.  We believe our design capabilities, ability to import and/or manufacture upholstered furniture, product value, longstanding customer and supplier relationships, significant sales, distribution and inventory capabilities, ease of ordering, financial strength, experienced management and customer support are significant competitive advantages.

Environmental Matters

As a part of our business operations, our manufacturing sites generate both non-hazardous and hazardous wastes; the treatment, storage, transportation and disposal of which are subject to various local, state and national laws relating to environmental protection.  We are in various stages of investigation, remediation or monitoring of alleged or acknowledged contamination at current or former manufacturing sites for soil and groundwater contamination,  none of which we believe is material to our results of operations or financial position.  Our policy is to record monitoring commitments and environmental liabilities when expenses are probable and can be reasonably estimated.  The costs associated with our environmental responsibilities, compliance with federal, state and local laws regulating the discharge of materials into the environment, or costs otherwise relating to the protection of the environment, have not had and are not expected to have a material effect on our financial position, results of operations, capital expenditures or competitive position.

Hooker Furniture is committed to protecting the environment.  We participate in a voluntary, industry-wide environmental stewardship program referred to as Enhancing Furniture’s Environmental Culture or “EFEC.” In September of fiscal 2010, the American Home Furnishings Alliance granted us initial EFEC registration, recognizing the successful company-wide implementation of the EFEC program, which includes the successful reduction of water and electricity usage, recycling efforts to reduce landfill use and the implementation of a community outreach program. Since our initial registration we have:

▪	recycled over 850,000 pounds of paper, cardboard and plastic;
▪	reduced electricity usage by an average of 5% per year; and
▪	reduced natural gas usage by an average of 4% per year.

We are inspected annually by the EFEC organization in order to maintain our registration under this program and are currently certified through January 2017.

Employees

As of January 31, 2016, we had 645 full-time employees of which 222 were employed in the casegoods segment, 414 in the upholstery segment and 9 in the All Other segment.  None of our employees are represented by a labor union.  We consider our relations with our employees to be good.

Patents and Trademarks

The Hooker Furniture, Bradington-Young and Sam Moore trade names represent many years of continued business.  We believe these trade names are well-recognized and associated with quality and service in the furniture industry.  We also own a number of patents and trademarks, both domestically and internationally, none of which is considered to be material.

Hooker, the “H” logo, Bradington-Young, the “B-Y” logo, Sam Moore, H Contract, Homeware, Sam Moore Furniture Industries, Sam Moore Furniture, LLC, America’s Premier Chair Specialist, America’s Chairmaker for over 70 Years,  Rhapsody, Sanctuary, Mélange, Corsica, Solana, Palisade, Beladora, Classique, Abbott Place, Grandover, North Hampton, Small Office Solutions, Preston Ridge, Waverly Place, Sectional Seating by Design, Accommodations, SmartLiving ShowPlace, SmartWorks Home Office, SmartWorks Home Center and The Great Entertainers  are trade names or trademarks of Hooker Furniture Corporation.

Governmental Regulations

Our company is subject to U.S. federal, state, and local laws and regulations in the areas of safety, health, employment and environmental pollution controls, as well as U.S. and international trade laws and regulations.  We are also subject to foreign laws and regulations. Compliance with these laws and regulations has not in the past had any material effect on our earnings, capital expenditures, or competitive position in excess of those affecting others in our industry; however, the effect of compliance in the future cannot be predicted.  We believe we are in material compliance with applicable U.S. and international laws and regulations.

The Home Meridian Business

Some significant differences between the Hooker and Home Meridian businesses include:

Sales. 100% of HMI’s sales are sourced from Asia, while only about 70% of Hooker’s are, with the balance being domestically-produced upholstery products. However, both businesses’ sales are weighted towards casegoods products. Approximately 70% of HMI’s sales are container direct sales, while less than 10% of Hooker’s sales fall in this category. HMI’s sales tend to be lower margin, higher volume sales, while Hooker’s tend to be the opposite. In terms of seasonality, Hooker’s sales tend to be the slowest in the summer months, while HMI’s sales are slowest early in the calendar year.

Customers. A significant part of HMI’s business is dependent upon mega accounts and key customers. Though the loss of any one of HMI’s largest customers would have an impact on the business, only two of the largest customers individually account for more than 10% of total sales. While Hooker and HMI share some larger customers, most of Hooker’s sales are derived from independent furniture stores and small chains. Average order size for Hooker product is much smaller, due to warehouse oriented business, which services smaller stores and in many cases, individual consumer orders. Many HMI orders are shipped to customer distribution centers for distribution to the customers’ stores. Both companies have a significant and growing ecommerce operation; however HMI’s is larger and more advanced on an operational basis.

Asian operations. Both companies have Asian operations. Hooker has representative offices in China and Vietnam and its Asian associates are responsible primarily for vendor relations, production oversight and quality control. HMI has locations in China, Vietnam and Malaysia. HMI’s Asian operations include order entry, computer programming, accounting, production planning and product development as well as the sourcing related functions performed by Hooker personnel in Asia.

Sourcing. Hooker sources from eighteen vendors with factories located in five countries. Home Meridian primarily sources from approximately sixty different vendors located in three countries. The factory in China from which Hooker sources most of its imported product, accounted for approximately 60% of our worldwide purchases of imported product in fiscal 2016.

Products. Hooker’s product design process usually starts with its design team identifying perceived customer needs based on current home furnishings trends and developing products to fill those perceived needs. While HMI’s process is similar, it provides more customized and proprietary products to customers based on a design process that tends to be more collaborative with its customers. Hooker’s products are sold at upper-medium price  to lower high-end price points while HMI’s focus more on the lower-medium to medium price points. Hooker has casegoods and upholstery design teams, while HMI has a sales and design team for each brand. Hooker has around 3,000 SKUs and HMI about 4,500.

Employees. The approximate number of employees of both organizations as of January 31, 2016 are shown below. Approximately two-thirds of Hooker’s US associates are in employed in its domestic upholstery operations.

	Number of Employees at January 31, 2016
	Hooker	HMI	Total

US	200	123	323
Asia	31	160	191

Subtotal	231	283	514

US Upholstery Manufacturing	414	-	414
Totals	645	283	928

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

General Risks of the Company

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

In fiscal 2016, imported products sourced from China and Vietnam accounted for approximately 68% and 26%, respectively, of our import purchases and the factory in China from which we directly source the largest portion of our import products accounted for approximately 58% of our worldwide purchases of imported products. Furniture manufacturing creates large amounts of highly flammable wood dust and utilizes other highly flammable materials such as varnishes and solvents in its manufacturing processes and is therefore subject to the risk of losses arising from explosions and fires. A disruption in our supply chain from this factory, or from China or Vietnam in general, could significantly impact our ability to fill customer orders for products manufactured at that factory or in that country.  If such a disruption were to occur, we believe that we would have sufficient inventory on hand and in transit to our U.S. warehouses in Martinsville, VA to adequately meet demand for approximately 4.5 months with up to an additional 1.25 months available for immediate shipment from our warehouses in Asia. We believe that we could, most likely at higher cost, source most of the products currently sourced in China from factories in other countries and could produce certain upholstered products domestically at our own factories.  However, supply disruptions and delays on selected items could occur for up to 6 months before the impact of remedial measures would be reflected in our results.  If we were to be unsuccessful in obtaining those products from other sources or at comparable cost, a disruption in our supply chain from our largest import furniture supplier, or from China or Vietnam in general, could adversely affect our sales, earnings, financial condition and liquidity.

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

In the past, inflation concerns, and to a lesser extent quality and supplier viability concerns, affecting some of our imported product suppliers located in China prompted us to source more of our products from lower cost suppliers located in other countries, such as Vietnam and Indonesia. As conditions dictate, we could be forced to make similar transitions in the future.   When undertaken, transitions of this type involve significant planning and coordination by and between us and our new suppliers in these countries. Despite our best efforts and those of our new sourcing partners, these transition efforts are likely to result in longer lead times and shipping delays over the short term, which could adversely affect our sales, earnings, financial condition and liquidity.

The interruption, inadequacy, security failure or integration failure of our information systems or information technology infrastructure or the internet could adversely impact our business, sales, earnings, financial condition and liquidity.

Our information systems (software) and information technology (hardware) infrastructure platforms and those of third parties who provide these services to us, including internet service providers and third-parties who store data for us on their servers, facilitate and support every facet of our business, including the sourcing of raw materials and finished goods, planning, manufacturing, warehousing, customer service, shipping, accounting and human resources. Our systems, and those of third parties who provide services to us, are vulnerable to disruption or damage caused by a variety of factors including, but not limited to: power disruptions or outages; natural disasters or other so-called “Acts of God”; computer system or network failures; viruses or malware; physical or electronic break-ins; the theft of computers, tablets and smart phones utilized by our employees or contractors; unauthorized access and cyber-attacks. If these information systems or technologies are interrupted or fail, our operations may be adversely affected, which could adversely affect our sales, earnings, financial condition and liquidity.

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

We are in the final phase of implementing an Enterprise Resource Planning (ERP) system in our legacy Hooker Furniture business. (HMI operates on a separate ERP platform.) Our ERP system implementation may not result in improvements that outweigh its costs and may disrupt our operations. Our inability to mitigate existing and future disruptions could adversely affect our sales, earnings, financial condition and liquidity. The ERP system implementation subjects us to substantial costs and inherent risks associated with migrating from our legacy systems. These costs and risks could include, but are not limited to:

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

We grant payment terms to most customers ranging from 30 to 60 days and do not generally require collateral. However, in some instances we provide longer payment terms. Some of our customers have experienced, and may in the future experience, credit-related issues. While we perform credit evaluations of our customers, those evaluations may not prevent uncollectible trade accounts receivable. Credit evaluations involve significant management diligence and judgment. Should more customers than we anticipate experience liquidity issues, or if payment is not received on a timely basis, we may have difficulty collecting amounts owed to us by these customers, which could adversely affect our sales, earnings, financial condition and liquidity.

Our new business initiatives could fail to meet growth and profitability targets.

During fiscal 2014, we launched H Contract and Homeware, two new business initiatives which comprise our All Other operating segment. Both businesses require experience and expertise outside of our traditional skillset, so we hired professionals who we believe have the skills and experience to lead them. H Contract has been profitable on an operating profit basis for the last two fiscal years and its net sales have increased; however, there is no guarantee that H Contract’s early successes will continue and that its sales and earnings will continue to grow. Homeware has not yet achieved operating profitability. Consequently, we adjusted Homeware’s strategy during the second half of fiscal 2016. Despite these changes, we may not succeed in growing Homeware into a profitable business and it may fail outright or fail to produce an adequate return. We expect this segment to have a negative impact on our short-term earnings and liquidity as we attempt to grow these businesses. If Homeware fails to become profitable or H Contract’s early successes diminish or stall, our sales, earnings, financial condition and liquidity could be adversely affected.

A disruption affecting our Martinsville and Henry County Virginia warehouses, distribution or administrative facilities could disrupt our business.

Our Martinsville and Henry County Virginia facilities are critical to our success. Our Martinsville, Virginia warehouses housed approximately 50% of our consolidated inventories at January 31, 2016. During fiscal 2016, approximately 60% of our invoiced sales were shipped out of our Martinsville facilities. Additionally, our corporate headquarters, which houses all of our corporate administration, sourcing, sales, finance, merchandising, customer service and traffic functions for our imported products is located in this area. Any disruption affecting our Martinsville area facilities, for even a relatively short period of time, could adversely affect our ability to ship our imported furniture products and disrupt our business, which could adversely affect our sales, earnings, financial condition and liquidity.

Our ability to grow and maintain sales and earnings depends on the successful execution of our business strategies.

We are primarily a residential furniture design, sourcing, marketing and logistics company with domestic upholstery manufacturing capabilities.  We are completely dependent on non-U.S. suppliers for all of our casegoods furniture products and a significant portion of our upholstered products. Our ability to grow and maintain sales and earnings depends on:

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

If demand for our domestically manufactured upholstered furniture declines we may respond by realigning manufacturing.

Our domestic manufacturing operations make only upholstered furniture.  A decline in demand for our domestically produced upholstered furniture could result in the realignment of our domestic manufacturing operations and capabilities and the implementation of cost-saving measures.  These programs could include the consolidation and integration of facilities, functions, systems and procedures.  We may decide to source certain products from other suppliers instead of continuing to manufacture them.  These realignments and cost-saving measures typically involve initial upfront costs and could result in decreases in our near-term earnings before the expected cost savings are realized, if they are realized at all.  We may not always accomplish these actions as quickly as anticipated and may not achieve the expected cost savings, which could adversely affect our sales, earnings, financial condition and liquidity.

We may experience impairment of our long-lived assets, which would decrease our earnings and net worth.

Accounting rules require that long-lived assets be tested for impairment when circumstances indicate, but at least annually.  At January 31, 2016 we had $24.2 million in net long-lived assets, consisting primarily of property, plant and equipment, trademarks and trade names. The outcome of impairment testing could result in the write-off of all or a portion of the value of these assets.  A write-down of our assets would, in turn, reduce our earnings and net worth; factors which may lead to additional write-downs of our long-lived assets include, but are not limited to:

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

Home furnishings sales fluctuate from quarter to quarter due to factors such as changes in economic and competitive conditions, weather conditions and changes in consumer order patterns. From time to time, we have experienced, and may continue to experience, volatility with respect to demand for our home furnishing products. The acquisition and integration of Home Meridian may increase that volatility. Accordingly, our results of operations for any quarter are not necessarily indicative of the results of operations to be expected for a full year.

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

Risks Specific to the Acquisition and Integration of Home Meridian

We may fail to realize all of the anticipated benefits of the Home Meridian acquisition.

While we believe that the Home Meridian acquisition will be accretive to our earnings per share beginning in fiscal 2017, this expectation is based on preliminary estimates which may materially change. While we do not expect to merge operations or change customer-facing services, the success of this acquisition will depend, in part, on our ability to improve each business by sharing best practices in order to lower costs, improve efficiencies and grow sales. There can be no assurance regarding when or the extent to which we will be able to realize these benefits. Achieving the anticipated benefits is subject to a number of uncertainties, including whether the business acquired can be operated in the manner we intend. Events outside of our control could also adversely affect our ability to realize the anticipated benefits from the acquisition. Thus, the integration of Home Meridian’s business may be unpredictable, subject to delays or changed circumstances, and we can give no assurance that the acquired business will perform in accordance with our expectations, or that our expectations with respect to integration or benefits as a result of the acquisition will materialize. Additionally, a major asset acquired in this acquisition was Home Meridian’s existing customer relationships. While we believe that these relationships will continue and result in profitable sales, there can be no assurance that they will.

The anticipated benefits and cost savings of the proposed acquisition may not be realized fully or at all, or may take longer to realize than expected. The integration process could result in the loss of key employees, the disruption of ongoing businesses or inconsistencies in standards, controls, procedures and policies. If the integration is not completed as planned, our ongoing business and financial results may be adversely affected, which could adversely affect our sales, earnings, financial condition and liquidity.

We incurred significant debt to provide permanent financing for the acquisition.

We funded $60 million of the acquisition price with term loans. Acquisition-related principal and interest payments on the borrowed funds are expected to be approximately $7.0 million in fiscal 2017. We are subject to interest rate volatility due to the variable rates of interest on our loans. Among other risks, our debt:

▪
may limit our flexibility to pursue other strategic opportunities or react to changes in our business and the industry in which we operate and, consequently, place us at a competitive disadvantage to competitors with less debt;

▪
will require a portion of our cash flows from operations to be used for debt service payments, thereby reducing the availability of cash flows to fund working capital, capital expenditures, dividend payments and other general corporate purposes;

▪	may result in higher interest expense in the event of increases in market interest rates for both long‑term debt as well as any borrowings under our line of credit at variable rates; and

▪	may require that additional terms, conditions or covenants be placed on us.

The intangible assets we expect to record as a result of the acquisition could become impaired.

We expect to account for this acquisition using the acquisition method of accounting, which could result in charges to our earnings that could adversely affect our reported operating results. Under this method, we will allocate the total purchase price to the assets acquired and liabilities assumed from HMI based on their fair values as of February 1, 2016 (the date of the completion of the acquisition) and will record any excess of the purchase price over those fair values as goodwill. To the extent the value of goodwill or intangible assets were to become impaired, we may be required to incur charges relating to the impairment of those assets. Goodwill is tested for impairment annually or whenever events or changes in circumstances indicate impairment may have occurred. If we make changes in our business strategy or if market or other conditions adversely affect operations in any of our businesses, we may be forced to record a non-cash impairment charge, which would reduce our reported assets, net income and shareholders’ equity. If the testing performed indicates that impairment has occurred, we are required to record an impairment charge for the difference between the carrying value of the goodwill and the implied fair value of the goodwill in the period the determination is made. The testing of goodwill for impairment requires us to make significant estimates about our future performance and cash flows, as well as other assumptions. These estimates can be affected by numerous factors, including: future business operating performance, changes in economic conditions and interest rates, regulatory, industry or market conditions, changes in business operations, or changes in competition. Any changes in key assumptions, or actual performance compared with key assumptions, about our business and its future prospects could affect the fair value of one or more business segments, which may result in an impairment charge which would adversely affect our earnings and financial condition.

We incurred significant acquisition and acquisition‑related costs in connection with this transaction and expect to incur additional acquisition and integration-related costs in fiscal 2017.

Through the end of our 2016 fiscal year, we incurred approximately $1.1 million in deal-related costs and anticipate incurring approximately $1.5 million in additional deal and integration-related costs in fiscal 2017. We could encounter other integration-related costs or other factors, such as the failure to realize benefits anticipated from the proposed transaction, which could negatively impact the projected financial consequences of the acquisition and adversely affect our financial condition and liquidity. Our anticipated costs to achieve the integration of Home Meridian may differ significantly from our current estimates. The integration may place an additional burden on our management and internal resources, and the diversion of management’s attention during the integration process could have an adverse effect on our business, financial condition and expected operating results. Any of these factors could adversely affect our earnings, financial condition and liquidity.

We assumed HMI’s legacy pension plan obligations.

We assumed approximately $9.0 million of HMI’s legacy pension plan obligations on the acquisition date of February 1, 2016. While the plan is frozen and no new participants are being added, we expect to be impacted by the plan’s investment performance, changes in actuarial assumptions and the funded status of the plan, which could adversely affect our financial condition and liquidity. Should we decide to terminate the pension plan in the future, we expect to record settlement expenses against our earnings and contribute a final cash contribution, which could adversely affect our financial condition and liquidity.

Risks Specific to HMI’s Operations or to the Operations of the Combined Entity

As previously mentioned, we completed the acquisition of substantially all of the assets of Home Meridian International (HMI) subsequent to the end of our 2016 fiscal year and we are early into the process of integrating the two companies. The risks outlined above are forward looking, but are largely based on our operations before the completion of the acquisition on February 1, 2016. However, except for the risk factors above that deal with domestic manufacturing and upholstery operations, we believe that the risk factors disclosed represent, in all material respects, most of the risks of the combined companies. However, there are risk factors not detailed above that are either specific to Home Meridian’s operations or different enough from those discussed above to warrant separate or additional disclosure:

A material part of HMI’s sales and accounts receivable are concentrated in a few customers, some of which are existing Hooker customers.

Sixty-percent of HMI’s fiscal 2015 sales were concentrated in ten customers. Hooker sold to six of those ten customers during its 2016 fiscal year and sales to those customers accounted for nearly 12% of Hooker’s fiscal 2016 sales. Two of those ten customers each accounted for over 10% of HMI’s fiscal 2015 sales and both of those customers combined accounted for over 27% of HMI’s total fiscal 2015 sales. Of those two customers, Hooker sold to only one during its 2016 fiscal year and those sales accounted for less than 1% of Hooker’s fiscal 2016 sales. Those same two customers accounted for over 30% of HMI’s accounts receivable at the end of its fiscal year on November 1, 2015. HMI’s results will be included in Hooker’s quarterly and annual fiscal 2017 results; however, we are early into the 2017 fiscal year and therefore unable to determine if the two customers referenced above will account for 10% or more of the combined entity’s sales or accounts receivable for fiscal 2017. However,  the loss of one or a combination of those customers, could adversely affect our earnings, financial condition and liquidity.

A disruption affecting Home Meridian’s Madison, NC, Mayodan, NC or Redlands, CA warehouses or its High Point, NC administrative facilities could disrupt our business.

Home Meridian’s domestic warehouses are critical to its success. Its division headquarters houses most of its administration, sourcing, sales, finance, merchandising, customer service and traffic functions. A disruption affecting any or a combination of these facilities, for even a relatively short period of time, could adversely affect its ability to ship its products and disrupt its business, which could adversely affect our sales, earnings, financial condition and liquidity.

ITEM 1B.                  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.                     PROPERTIES

Set forth below is information with respect to our principal properties at April 15, 2016.  We believe all of these properties are well-maintained and in good condition.  During fiscal 2016, we estimate our upholstery plants operated at approximately 81% of capacity on a one-shift basis.  All our production facilities are equipped with automatic sprinkler systems.  All facilities maintain modern fire and spark detection systems, which we believe are adequate.  We have leased certain warehouse facilities for our distribution and import operations, typically on a short and medium-term basis.  We expect that we will be able to renew or extend these leases or find alternative facilities to meet our warehousing and distribution needs at a reasonable cost.  All facilities set forth below are active and operational, representing approximately 3.5 million square feet of owned space, leased space or properties utilized under third-party operating agreements.

Location	Segment Use	Primary Use	Approximate Size in Square Feet	Owned or Leased
Martinsville, Va.	All segments	Corporate Headquarters	43,000	Owned
Martinsville, Va.	All segments	Distribution and Imports	580,000	Owned
Martinsville, Va.	All segments	Customer Support Center	146,000	Owned
Martinsville, Va.	All segments	Distribution	628,000	Leased (1)
High Point, N.C.	All segments	Showroom	80,000	Leased (2)
Cherryville, N.C.	Upholstery	Manufacturing Supply Plant	53,000	Owned (3)
Hickory, N.C.	Upholstery	Manufacturing	91,000	Owned (3)
Hickory, N.C.	Upholstery	Manufacturing and Offices	36,400	Leased (3) (4)
Bedford, Va.	Upholstery	Manufacturing and Offices	327,000	Owned (5)
High Point, N.C.	*	Showroom	77,000	Leased (6) (13)
High Point, N.C.	*	Office	23,796	Leased (6) (7)
High Point, N.C.	*	Warehouse	16,900	Leased (6) (8)
Madison, N.C.	*	Warehouse	500,000	Leased (6) (9)
Mayodan, N.C.	*	Warehouse	100,000	Leased (6) (10)
Mayodan, N.C.	*	Warehouse	235,144	Leased (6) (11)
Redlands, CA.	*	Warehouse	327,790	Leased (6) (12)
Ho Chi Minh City, Vietnam	*	Office and Warehouse	4,893	Leased (6) (14)
Haining, China	*	Warehouse	5,920	Leased (6) (12)
Haining, China	*	Office	1,690	Leased (6) (15)
Dongguan, China	*	Office	1,571	Leased (6) (16)

(1) Lease expires March 31, 2021.
(2) Lease expires October 31, 2016.
(3) Comprise the principal properties of Bradington-Young LLC.
(4) Lease expires December 15, 2016 and provides for 2 two-year extensions at our election.
(5) Comprise the principal properties of Sam Moore Furniture LLC.
(6) Comprise the principal properties of Home Meridian International.
(7) Lease expires March 31, 2022.
(8) Lease expires May 31, 2016.
(9) Lease expires August 31, 2016.
(10) Lease expires May 31, 2020 and provides for two twelve-month extensions at our election.
(11) Lease expires October 31, 2020.
(12) Lease expires December 31, 2016.
(13) Lease expires October 31, 2023.
(14) Lease expires March 15, 2018.
(15) Lease expires September 17, 2016.
(16) Lease expires September 30, 2016.

* The completion of the acquisition of HMI's assets occurred subsequent to the end of our 2016 fiscal year.
Consequently, we have not yet determined the operating segments of the combined entity.

Set forth below is information regarding principal properties we utilize that are owned and operated by third parties.

Location	Segment Use	Primary Use	Approximate Size in Square Feet
Guangdong, China	Casegoods	Distribution	210,000 (1)
Ho Chi Minh City, Vietnam	Casegoods	Distribution	25,000 (2)

(1) This property is subject to an operating agreement that expires on July 31, 2016.
Renewal is automatic unless either party gives notice to terminate 120 days prior to expiration.

(2) This property is subject to an operating agreement that may be canceled by either party upon 45 days written notice and is canceled if no storage or other services are performed under the contract for 180 days.

ITEM 3.                     LEGAL PROCEEDINGS

None.

ITEM 4.                     MINE SAFETY DISCLOSURES

None.

EXECUTIVE OFFICERS OF
HOOKER FURNITURE CORPORATION

Hooker Furniture’s executive officers and their ages as of April 15, 2016 and the calendar year each joined the Company are as follows:

Name	Age	Position	Year Joined Company
Paul B. Toms, Jr.	61	Chairman and Chief Executive Officer	1983
Paul A. Huckfeldt	58	Chief Financial Officer and	2004
		Senior Vice President - Finance and Accounting
Michael W. Delgatti, Jr.	62	President - Hooker Furniture Corporation	2009
Anne M. Jacobsen	54	Senior Vice President-Administration	2008
George Revington	69	President and Chief Operating Officer - Home Meridian	2016

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

George Revington joined the Company as President and Chief Operating Officer of the Home Meridian division upon the acquisition of Home Meridian’s assets by the Company in February 2016. Prior to that, Mr. Revington served as President and Chief Executive Officer of Home Meridian International since its creation in 2006.

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

	Sales Price Per Share		Dividends
	High	Low	Per Share
November 2, 2015 - January 31, 2016	$30.51	$24.00	$0.10
August 3, - November 1, 2015	26.50	22.16	0.10
May 4, - August 2, 2015	27.30	23.50	0.10
February 2 - May 3, 2015	26.67	17.57	0.10

November 3, 2014 - February 1, 2015	$18.77	$14.25	$0.10
August 4, - November 2, 2014	16.00	14.24	0.10
May 5, - August 3, 2014	17.40	13.60	0.10
February 3 - May 4, 2014	16.24	13.64	0.10

As of January 31, 2016, we had approximately 5,300 beneficial shareholders. We expect that future regular quarterly dividends will be declared and paid in the months of March, June, September, and December. Although we presently intend to continue to declare regular cash dividends on a quarterly basis for the foreseeable future, the determination as to the payment and the amount of any future dividends will be made by the Board of Directors on a quarterly basis and will depend on our then-current financial condition, capital requirements, results of operations and any other factors then deemed relevant by the Board of Directors.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

During the fiscal 2013 first quarter, our Board of Directors authorized the repurchase of up to $12.5 million of the Company’s common shares. During fiscal 2013, we used an aggregate of $671,000 to purchase 57,700 shares of our stock at an average price of $11.63 per share. No shares were purchased during fiscal 2014, 2015 or fiscal 2016. Approximately $11.8 million remains available under the board’s authorization as of January 31, 2016.  For additional information regarding this repurchase authorization, see the “Share Repurchase Authorization” section in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Performance Graph

The following graph compares cumulative total shareholder return for the Company with a broad performance indicator, the Russell 2000® Index, and an industry index, the Household Furniture Index, for the period from January 30, 2011 to January 31, 2016.

(1)	The graph shows the cumulative total return on $100 invested at the beginning of the measurement period in our common stock or the specified index, including reinvestment of dividends.

(2)	The Russell 2000® Index, prepared by Frank Russell Company, measures the performance of the 2,000 smallest companies out of the 3,000 largest U.S. companies based on total market capitalization.

(3)
Household Furniture Index as prepared by Zacks Investment Research, Inc. consists of companies under SIC Codes 2510 and 2511, which includes home furnishings companies that are publically traded in the United States or Canada.  At January 31, 2016, Zacks Investment Research, Inc. reported that these two SIC Codes consisted of Bassett Furniture Industries, Inc., Dorel Industries, Inc.,   Ethan Allen Interiors, Inc., Flexsteel Industries, Inc., Hooker Furniture Corporation,  La-Z-Boy, Inc., Leggett & Platt, Inc., Natuzzi SPA-ADR, Nova Lifestyle, Inc., Select Comfort Corporation, Stanley Furniture Company, Inc., Luvu Brands Inc., Kimball International, Inc. and Tempur Sealy.

ITEM 6.                     SELECTED FINANCIAL DATA

The following selected financial data for each of our last five fiscal years has been derived from our audited, consolidated financial statements.  The selected financial data should be read in conjunction with the consolidated financial statements, including the related notes, and Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this report.  Additionally, we face a number of significant risks and uncertainties, as more fully discussed in Item 1A, “Risk Factors”, above. If any or a combination of these risks and uncertainties were to occur, the information below may not be fully indicative of our future financial condition or results of operations.

	Fiscal Year Ended (1)
	January 31,	February 1,	February 2,	February 3,	January 29,
	2016	2015	2014	2013	2012
	(In thousands, except per share data)
Income Statement Data:
Net sales	$246,999	$244,350	$228,293	$218,359	$222,505
Cost of sales	178,311	181,550	173,568	165,813	173,642
Gross profit	68,688	62,800	54,725	52,546	48,863
Selling and administrative expenses (2)	44,426	43,752	42,222	39,606	40,375
Goodwill and intangible asset impairment charges (3)	-	-	-	-	1,815
Operating income	24,262	19,048	12,503	12,940	6,673
Other income (expense), net	197	350	(35)	53	272
Income before income taxes	24,459	19,398	12,468	12,993	6,945
Income taxes	8,274	6,820	4,539	4,367	1,888
Net income	16,185	12,578	7,929	8,626	5,057

Per Share Data:
Basic earnings per share	$1.50	$1.17	$0.74	$0.80	$0.47
Diluted earnings per share	$1.49	$1.16	$0.74	$0.80	$0.47
Cash dividends per share	0.40	0.40	0.40	0.40	0.40
Net book value per share (4)	14.46	13.30	12.57	12.19	11.78
Weighted average shares outstanding (basic)	10,779	10,736	10,722	10,745	10,762

Balance Sheet Data:
Cash and cash equivalents	$53,922	$38,663	$23,882	$26,342	$40,355
Trade accounts receivable	28,176	32,245	29,393	28,272	25,807
Inventories	43,713	44,973	49,016	49,872	34,136
Working capital	111,462	100,871	94,142	92,200	89,534
Total assets	181,653	170,755	155,481	155,823	149,171
Long-term debt	-	-	-	-	-
Shareholders' equity	156,061	142,909	134,803	131,045	127,113

(1)	Our fiscal years end on the Sunday closest to January 31. The fiscal years presented above all had 52 weeks, except for the fiscal year ended February 3, 2013, which had 53 weeks.

(2)	Selling and administrative expenses for fiscal 2014 included $2.1 million of startup costs pre-tax ($1.4 million, or $0.13 per share after tax) for our H Contract and Homeware business initiatives.

(3)
Based on our annual impairment analyses, we recorded intangible asset impairment charges in fiscal 2012, $1.8 million pretax ($1.1 million after tax or $0.10 per share) on our Bradington-Young trade name.

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

▪
The forward-looking statements contained in Item 1 of this report, which describe the significant risks and uncertainties that could cause actual results to differ materially from those forward-looking statements made in this report, including those contained in this section of our annual report on Form 10-K;

▪
The company-specific risks found in Item 1A “Risk Factors” of this report. This section contains critical information regarding significant risks and uncertainties that we face. If any of these risks materialize, our business, financial condition and future prospects could be adversely impacted; and

▪
Our commitments and contractual obligations and off-balance sheet arrangements described on page 36 and in Note 15 on page F-27 of this report. These sections describe commitments, contractual obligations and off-balance sheet arrangements, some of which are not reflected in our consolidated financial statements.

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

The financial statements filed as part of this annual report on Form 10-K include the:

▪	fifty-two week period that began February 2, 2015 and ended on January 31, 2016 (fiscal 2016);
▪	fifty-two week period that began February 3, 2014 and ended on February 1, 2015 (fiscal 2015); and
▪	fifty-two week period that began February 4, 2013 and ended on February 2, 2014 (fiscal 2014).

Nature of Operations

Hooker Furniture Corporation (the “Company”, “we,” “us” and “our”) is a home furnishings marketing, design and logistics company offering worldwide sourcing of residential and contract casegoods and upholstery, as well as domestically-produced custom leather and fabric-upholstered furniture. We were incorporated in Virginia in 1924 and are ranked among the nation’s top 10 largest publicly traded furniture sources, based on 2015 shipments to U.S. retailers, according to a 2015 survey published by Furniture Today, a leading trade publication. We are a key resource for residential wood and metal furniture (commonly referred to as “casegoods”) and upholstered furniture.  Our major casegoods product categories include accents, home office, dining, bedroom and home entertainment furniture under the Hooker Furniture brand.  Our residential upholstered seating companies include Bradington-Young, a specialist in upscale motion and stationary leather furniture and Sam Moore Furniture, a specialist in upscale occasional chairs, settees, sofas and sectional seating with an emphasis on cover-to-frame customization.  An extensive selection of designs and formats along with finish and cover options in each of these product categories makes us a comprehensive resource for retailers primarily targeting the upper-medium price range.  We also market a line of imported leather upholstery under the Hooker Upholstery trade name.  We also work directly with several large customers to develop private-label, unbranded products exclusively for those customers. Our H Contract division supplies upholstered seating and casegoods to upscale senior living facilities throughout the country, working with designers specializing in the contract industry to provide functional furniture for senior living facilities that meets the style and comfort expectations of today’s retirees. Homeware is an online-only brand that is sold through leading international e-commerce retailers. It supplies unique chairs, sofas and ottomans designed to be assembled in minutes by the consumer with no tools or hardware required.

For our core product line, our principal customers are both traditional and online retailers of residential home furnishings that are broadly dispersed throughout the United States and in thirty-six other countries around the globe. Our customers include independent furniture stores, specialty retailers, department stores, catalog and internet merchants, interior designers and national and regional chains. They are serviced by over 60 independent North American sales representatives and 8 foreign sales representatives. H Contract’s customers include designers, design firms, industry dealers and distributors and senior living facilities throughout the United States. It has its own sales force of independent multi-line sales representatives. Homeware’s customers are primarily online home furnishings retailers.

On January 5, 2016, we entered into an asset purchase agreement with Home Meridian International, Inc. (“HMI”) to acquire substantially all of HMI’s assets in exchange for $85 million in cash and approximately $20.3 million in unregistered shares of our common stock, of which $5.3 million was due to a working capital adjustment provided for in the asset purchase agreement. We completed the acquisition on February 1, 2016, subsequent to the end of our 2016 fiscal year and thus none of the results of HMI are included in our fiscal 2016 results. We believe this acquisition will more than double the size of the Company on a net sales basis and consequently, make us one of the top five public sources for the U.S. furniture market. See note 18 to our consolidated financial statements for additional information.

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

Our domestic upholstery operations have significantly higher overhead and fixed costs than our import operations, and their profitability has been and can be adversely affected by economic downturns. Our upholstery segment operations have been profitable since fiscal 2013, with overall profitability improving each year, primarily due to improving profitability in our domestic upholstery, which lagged the import operations during the economic downturn but are now seeing the impact of cost reduction efforts and improving sales on their operations.

Fiscal 2016 Executive Summary-Results of Operations

All segments reported improved operating profitability over the prior year, even on generally modest sales increases. Consolidated gross profit increased 9.4% or $5.9 million primarily due to decreased discounting, reduced returns and allowances and lower quality costs in our casegoods segment; improved operating efficiencies and decreased contract manufacturing in our upholstery segment; and increased net sales in our All Other segment, due primarily to a 70% net sales increase at H Contract. Flat selling and administrative expenses (“S&A”) as a percentage of net sales were due primarily to increased net sales. S&A increased by $674,000 in absolute terms due primarily to $1.2 million in acquisition-related costs recognized in the fiscal year which were mostly offset by other decreases in S&A discussed below.  Consolidated operating income increased $5.2 million or about 28% to nearly 10% of net sales due to these factors. Our casegoods segment generated an operating margin of about 12% and upholstery segment operating income more than doubled. Net income increased $3.6 million or nearly 30%.

Results of Operations

The following table sets forth the percentage relationship to net sales of certain items for the annual periods included in the consolidated statements of income:

	Fifty-two	Fifty-two	Fifty-two
	weeks ended	weeks ended	weeks ended
	January 31,	February 1,	February 2,
	2016	2015	2014
Net sales	100.0%	100.0%	100.0%
Cost of sales	72.2	74.3	76.0
Gross profit	27.8	25.7	24.0
Selling and administrative expenses	18.0	17.9	18.5
Operating income	9.8	7.8	5.5
Other income, net	0.1	0.2	0.0
Income before income taxes	9.9	7.9	5.5
Income taxes	3.3	2.8	2.0
Net income	6.6	5.1	3.5

Fiscal 2016 Compared to Fiscal 2015

Net Sales

	Fifty-two weeks ended		Fifty-two weeks ended
	January 31, 2016		February 1, 2015		$ Change	% Change
		% Net Sales		% Net Sales
Casegoods	$155,106	62.8%	$153,882	63.0%	$1,224	0.8%
Upholstery	84,090	34.0%	86,362	35.3%	(2,272)	-2.6%
All Other	8,033	3.3%	5,025	2.1%	3,008	59.9%
Intercompany Eliminations	(230)		(919)		689
Consolidated	$246,999	100.0%	$244,350	100.0%	$2,649	1.1%

Unit Volume and Average Selling Price

Unit Volume	FY16 % Increase vs. FY15	Average Selling Price ("ASP")	FY16 % Increase vs. FY15

Casegoods	-3.7%	Casegoods	4.1%
Upholstery	-5.2%	Upholstery	2.7%
All other	98.0%	All other	-19.7%
Consolidated	-1.5%	Consolidated	2.0%

The increase in consolidated net sales for fiscal 2016 was principally due to increased unit volume in our All Other segment due to significantly increased sales at H Contract and higher ASP in our casegoods segment due to lower product discounting.

We believe the decreased unit volume in our casegoods segment was due to:

▪	Slowing retail furniture sales in the second half of 2016;

▪
Lingering product availability challenges due to expanding lead times and late deliveries of certain of our more popular October 2014 market introductions in that segment during the fiscal 2016 first quarter. We received most of the October market introductions and delivered standing orders to customers during the fiscal 2016 second quarter; however, late deliveries resulted in delayed reorders even on products which have retailed well, which impacted shipments into the fiscal 2016 second half; and

▪	Outages of key component products that prevented orders for certain suites from shipping during the fiscal 2016 third quarter.

Unit volume decreases in our upholstery segment were primarily caused by:

▪	decreases at Hooker upholstery due to pressure on motion upholstery pricing and, to a lesser extent, exiting lower margin sales programs at the expense of net sales; and

▪
decreases at Sam Moore due to the effects of discontinuing unprofitable sales programs at the expense of net sales and lingering post-ERP implementation inefficiencies during the second half of fiscal 2016.

Gross Profit

	Fifty-two weeks ended		Fifty-two weeks ended
	January 31, 2016		February 1, 2015		$ Change	% Change
		% Segment Net Sales		% Segment Net Sales
Casegoods	$47,558	30.7%	$44,868	29.2%	$2,690	6.0%
Upholstery	18,852	22.4%	16,489	19.1%	2,363	14.3%
All Other	2,252	28.0%	1,465	29.2%	787	53.7%

Intercompany Eliminations	26		(22)		48
Consolidated	$68,688	27.8%	$62,800	25.7%	$5,888	9.4%

Consolidated gross profit increased in the fiscal 2016, primarily due to:

▪
Improved casegoods segment gross profit due to decreased discounting due to a better product mix, lower cost of goods sold due to declining freight costs, which more than offset vendor price increases, and lower returns and allowances and other quality related costs as a result of better product quality;

▪	Improved upholstery segment gross profit due to operating efficiencies such as decreased contract manufacturing and lower medical claims expense in that segment; and

▪	Improved All Other segment gross profit due primarily to increased net sales at H Contract.

Selling and Administrative Expenses

	Fifty-two weeks ended		Fifty-two weeks ended
	January 31, 2016		February 1, 2015		$ Change	% Change
		% Segment Net Sales		% Segment Net Sales
Casegoods	$29,049	18.7%	$27,582	17.9%	$1,467	5.3%
Upholstery	12,833	15.3%	13,618	15.8%	(785)	-5.8%
All Other	2,544	31.7%	2,552	50.8%	(8)	-0.3%
Consolidated	$44,426	18.0%	$43,752	17.9%	$674	1.5%

Flat consolidated S&A expenses as a percentage of net sales were due primarily to slightly increased net sales and the recognition of $1.1 million in acquisition-related costs in casegoods segment S&A. Consolidated S&A increased by $674,000 in absolute terms due primarily due to the acquisition-related costs, which were partially offset by other decreases in S&A, such as bad debts and banking expenses.  Upholstery segment S&A decreased primarily due to lower selling expenses due to decreased net sales and lower banking and bad debt expenses.  Selling and administrative expenses in our All Other segment decreased despite a net sales increase in that segment, as our H Contract and Homeware businesses have each progressed beyond the startup phase.

Operating Income

	Fifty-two weeks ended		Fifty-two weeks ended
	January 31, 2016		February 1, 2015		$ Change	% Change
		% Segment Net Sales		% Segment Net Sales
Casegoods	$18,509	11.9%	$17,286	11.2%	$1,223	7.1%
Upholstery	6,020	7.2%	2,871	3.3%	3,149	109.7%
All Other	(293)	-3.6%	(1,087)	-21.6%	794	73.0%
Intercompany Eliminations	26		(22)		48
Consolidated	$24,262	9.8%	$19,048	7.8%	$5,214	27.4%

Operating income increased for fiscal 2016 compared to the prior year both as a percentage of net sales and in absolute terms, due to the factors discussed above.

Income Taxes

	Fifty-two weeks ended		Fifty-two weeks ended
	January 31, 2016		February 1, 2015		$ Change	% Change
		% Net Sales		% Net Sales
Consolidated income tax expense	$8,274	3.3%	$6,820	2.8%	$1,454	21.3%

Effective Tax Rate	33.8%		35.2%

We recorded income tax expense of $8.3 million during fiscal 2016, compared to $6.8 million for fiscal 2015, due primarily to higher taxable income.  The effective income tax rates for the two fiscal years were 33.8% and 35.2% respectively. The decrease in effective rate is primarily due to the domestic production deduction as well as a decrease in uncertain tax positions.

Net Income and Earnings Per Share

	Fifty-two weeks ended		Fifty-two weeks ended
	January 31, 2016		February 1, 2015		$ Change	% Change
		% Net Sales		% Net Sales
Consolidated	$16,185	6.6%	$12,578	5.1%	$3,607	28.7%

Diluted earnings per share	$1.49		$1.16

Fiscal 2015 Compared to Fiscal 2014

Net Sales

	Fifty-two weeks ended		Fifty-two weeks ended
	February 1, 2015		February 2, 2014		$ Change	% Change
		% Net Sales		% Net Sales
Casegoods	$153,882	63.0%	$143,802	63.0%	$10,080	7.0%
Upholstery	86,362	35.3%	83,027	36.4%	$3,335	4.0%
All Other	5,025	2.1%	1,487	0.7%	$3,538	237.9%
Intercompany Eliminations	(919)		(23)		$(896)
Consolidated	$244,350	100.0%	$228,293	100.0%	$16,057	7.0%

Unit Volume	FY15 % Increase vs. FY14	Average Selling Price	FY15 % Increase vs. FY14

Casegoods	-3.8%	Casegoods	11.5%
Upholstery	-2.3%	Upholstery	6.6%
All other	234.2%	All other	2.9%
Consolidated	-1.5%	Consolidated	9.3%

The increase in consolidated net sales in fiscal 2015 was primarily due to higher average selling prices in all operating segments, partially offset by lower casegoods and upholstery segment unit volume. Average selling price increased due to increased sales of products in the ‘best’ segment of our ‘better-best’ product assortment, as well as reduced casegoods discounting, which was a result of significant improvements in inventory management which reduced the amount of excess and obsolete inventory sold during the year and the discounts required to move those products. Unit volume decreases in our casegoods segment were primarily due to reduced sales of off-priced products, as well as reduced sales of the lower-priced Opus Designs and Envision products, as we exit those product lines.  Upholstery net sales increased due to net sales gains at both Sam Moore and Bradington-Young, which were due primarily to higher average selling prices, partially offset by lower unit volume. We believe that the all other segment percentages shown are of limited use since the businesses in this segment are starting from a very low base and just completed their first full fiscal year in operation in fiscal 2015.

Gross Profit

	Fifty-two weeks ended		Fifty-two weeks ended
	February 1, 2015		February 2, 2014		$ Change	% Change
		% Segment Net Sales		% Segment Net Sales
Casegoods	$44,868	29.2%	$38,762	27.0%	$6,106	15.8%
Upholstery	16,489	19.1%	15,393	18.5%	1,096	7.1%
All Other	1,465	29.2%	588	39.5%	877	149.1%
Intercompany Eliminations	(22)		(18)		(4)
Consolidated	$62,800	25.7%	$54,725	24.0%	$8,075	14.8%

Consolidated gross profit increased, primarily due to:

▪	decreased casegoods segment discounting, partially offset by increased returns and allowances;
▪	a $1.1 million gross profit increase in our upholstery segment due primarily to higher net sales and reduced manufacturing costs; and
▪
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

Operating Income

	Fifty-two weeks ended		Fifty-two weeks ended
	February 1, 2015		February 2, 2014		$ Change	% Change
		% Segment Net Sales		% Segment Net Sales
Casegoods	$17,286	11.2%	$12,150	8.4%	$5,136	42.3%
Upholstery	2,871	3.3%	1,913	2.3%	958	50.1%
All Other	(1,087)	-21.6%	(1,542)	-103.7%	455	-29.5%
Intercompany Eliminations	(22)		(18)		(4)
Consolidated	$19,048	7.8%	$12,503	5.5%	$6,545	52.3%

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

Net Income and Earnings Per Share

	Fifty-two weeks ended		Fifty-two weeks ended
	February 1, 2015		February 2, 2014		$ Change	% Change
		% Net Sales		% Net Sales
Consolidated	$12,578	5.1%	$7,929	3.5%	$4,649	58.6%

Earnings per share	$1.16		$0.74

Financial Condition, Liquidity and Capital Resources

Balance Sheet and Working Capital

The following chart shows changes in our total assets, current assets, current liabilities, net working capital and working capital ratio at January 31, 2016 compared to February 1, 2015:

	Balance Sheet and Working Capital
	January 31, 2016	February 1, 2015	$ Change

Total Assets	$181,653	$170,755	$10,898

Cash	$53,922	$38,663	$15,259
Trade Receivables	28,176	32,245	(4,069)
Inventories	43,713	44,973	(1,260)
Prepaid Expenses & Other	2,256	2,353	(97)

Total Current Assets	$128,067	$118,234	$9,833

Trade accounts payable	$9,105	$10,293	$(1,188)
Accrued salaries, wages and benefits	4,834	4,824	10
Other accrued expenses, commissions and deposits	2,666	3,950	(1,284)

Total current liabilities	$16,605	$19,067	$(2,462)

Net working capital	$111,462	$99,167	$12,295

Working capital ratio	7.7 to 1	6.2 to 1

As of January 31, 2016, total assets increased compared to February 1, 2015, primarily due to increased cash and cash equivalents due to increased operating cash flows during fiscal 2016, decreased accounts receivable due to lower sales in fourth quarter of fiscal 2016 compared to fiscal 2015 and decreased inventories as a result of more effectively matching inventory levels with projected demand.

Summary Cash Flow Information – Operating, Investing and Financing Activities

	Fifty-Two Weeks Ended	Fifty-Two Weeks Ended	Fifty-Two Weeks Ended
	January 31,	February 1,	February 2,
	2016	2015	2014
Net cash provided by operating activities	$23,036	$22,768	$5,696
Net cash used in investing activities	(3,455)	(3,681)	(3,855)
Net cash used in financing activities	(4,322)	(4,306)	(4,301)
Net increase (decrease) in cash and cash equivalents	$15,259	$14,781	$(2,460)

During fiscal 2016, $23.0 million of cash generated from operations and cash on hand funded cash dividends of $4.3 million, purchases of property and equipment of $2.8 million and Company-owned life insurance premium payments of $707,000.  Company-owned life insurance policies are in place to compensate us for the loss of key employees, to facilitate business continuity and to serve as a funding mechanism for certain executive benefits.

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

Liquidity, Financial Resources and Capital Expenditures

Our financial resources include:

▪	available cash and cash equivalents, which are highly dependent on incoming order rates and our operating performance;
▪	expected cash flow from operations; and
▪	available lines of credit.

We believe these resources are sufficient to meet our business requirements through fiscal 2017 and for the foreseeable future, including:

▪	capital expenditures;
▪	working capital, including capital required for insourcing our Bradington-Young trade receivables in fiscal 2017 and for our new business initiatives;
▪	the payment of regular quarterly cash dividends on our common stock; and
▪	the servicing of debt related to our acquisition of HMI.

As of January 31, 2016, we had an aggregate $13.3 million available under our revolving credit facility to fund working capital needs. Standby letters of credit in the aggregate amount of $1.7 million, used to collateralize certain insurance arrangements and for imported product purchases, were outstanding under the revolving credit facility as of January 31, 2016.  There were no additional borrowings outstanding under the revolving credit facility on January 31, 2016.

Loan Agreement and Revolving Credit Facility

On February 1, 2016, we entered into an amended and restated loan agreement (the “Loan Agreement”) with Bank of America, N.A. (“BofA”) in connection with the completion of the Home Meridian acquisition. The Loan Agreement increases the amount available under our existing unsecured revolving credit facility to $30 million and increases the sublimit of such facility available for the issuance of letters of credit to $4 million. Amounts outstanding under the revolving facility will bear interest at a rate, adjusted monthly, equal to the then current LIBOR monthly rate plus 1.50%. We must also pay a quarterly unused commitment fee that is based on the average daily amount of the facility utilized during the applicable quarter.

The Loan Agreement also provides us with a $41 million unsecured term loan (the “Unsecured Term Loan”) and a $19 million term loan (the “Secured Term Loan”) secured by a security interest in certain Company-owned life insurance policies granted to BofA by us under a security agreement, dated as of February 1, 2016 (the “Security Agreement”). BofA’s rights under the Security Agreement are enforceable upon the occurrence of an event of default under the Loan Agreement. Any amount borrowed under the Unsecured Term Loan will bear interest at a rate, adjusted monthly, equal to the then current LIBOR monthly rate plus 1.50%. Any amount borrowed under the Secured Term Loan will bear interest at a rate, adjusted monthly, equal to the then current LIBOR monthly rate plus 0.50%. We must repay any principal amount borrowed under Unsecured Term Loan in monthly installments of approximately $490,000, together with any accrued interest, until the full amount borrowed is repaid or until February 1, 2021, at which time all amounts outstanding under Unsecured Term Loan will become due and payable. We must pay the interest accrued on any principal amount borrowed under Secured Term Loan on a monthly basis until the full principal amount borrowed is repaid or until February 1, 2021, at which time all amounts outstanding under the Secured Term Loan will become due and payable. We may prepay any outstanding principal amounts borrowed under either the Unsecured Term Loan or the Secured Term Loan in full or in part on any interest payment date without penalty. On February 1, 2016, we borrowed in full the amounts available under the Unsecured Term Loan and the Secured Term Loan in connection with the completion of this acquisition.

This loan agreement also included customary representations and warranties and required us to comply with customary covenants, including, among other things, the following financial covenants:

▪	Maintain a tangible net worth of at least $105.0 million plus 40% of net income before taxes;
▪	Maintain a ratio of funded debt to EBITDA not exceeding:
□	2.50:1.0 through August 31, 2017;
□	2.25:1.0 through August 31, 2018;
□	2.00:1.0 September 1, 2018 and thereafter.
▪	Maintain a basic fixed coverage charge of 1.25 to 1.0;
▪	Limit capital expenditures to no more than $15.0 million during any fiscal year; and
▪	Limitations on the types of investments we are allowed to make.

The Loan Agreement also limits our right to incur other indebtedness and to create liens upon our assets, subject to certain exceptions, among other restrictions. The Loan Agreement does not restrict our ability to pay cash dividends on, or repurchase, shares of our common stock, subject to our compliance with the financial covenants discussed above, if we are not otherwise in default under the Loan Agreement.

We were in compliance with the financial covenants of our previous loan agreement at January 31, 2016. Further, we expect to be in compliance with the covenants under the new Amended and Restated Loan Agreement for fiscal 2017 and into the foreseeable future. The Amended and Restated Loan Agreement does not restrict our ability to pay cash dividends on, or repurchase shares of, our common stock, subject to complying with the financial covenants under the agreement.

Factoring Arrangement

We currently factor substantially all of Bradington-Young’s accounts receivable, in most cases without recourse to us.  Historically, we have factored these receivables because factoring:

▪	allowed us to outsource the administrative burden of the credit and collections functions for our domestic upholstery operations;
▪	allowed us to transfer the collection risk associated with the majority of our domestic upholstery receivables to the factor; and
▪	provided us with an additional, potential source of short-term liquidity.

In order to realize operational efficiencies, cost savings, leverage best practices and present a single face to our customers, we plan to end our factoring relationship as our  ERP system becomes fully operational at Bradington-Young in the first half of fiscal 2017. However, given our current and projected liquidity, we do not expect the transition to have a material adverse effect on our future liquidity.

Capital Expenditures

We expect to spend between $3.5 million to $5.0 million in capital expenditures in the 2017 fiscal year to maintain and enhance our operating systems and facilities. Of these estimated amounts, we expect to spend approximately $400,000 on the implementation of our legacy Hooker Enterprise Resource Planning (ERP) system in our upholstery segment during fiscal 2017.

Enterprise Resource Planning

Our new ERP system became operational for our casegoods and imported upholstery operations early in the third quarter of fiscal 2013, at H Contract and Homeware when their operations began in fiscal 2014 and at Sam Moore in the second fiscal quarter of 2016. Implementation is scheduled to be completed at Bradington-Young (BY) during the first half of fiscal 2017. Once BY is fully operational on the ERP platform, we expect to realize operational efficiencies and cost savings as well as present a single face to our customers and leverage best practices across the traditional Hooker organization. HMI operates on a separate ERP platform.

Cost savings are difficult to quantify until the ERP system becomes fully operational across our Hooker business units. We expect to be able to reduce administrative functions, which are presently duplicated across our segments and improve our purchasing power and economies of scale.  In addition to the capital expenditures discussed above, our ERP implementation will require a significant amount of time invested by our associates.

We refer you to Item “1A. Risk Factors”, above, for additional discussion of risks involved in our ERP system conversion and implementation.

Share Repurchase Authorization

During the fiscal 2013 first quarter, our Board of Directors authorized the repurchase of up to $12.5 million of the Company’s common shares. The authorization does not obligate us to acquire a specific number of shares during any period and does not have an expiration date, but it may be modified, suspended or discontinued at any time at the discretion of our Board of Directors. Repurchases may be made from time to time in the open market, or through privately negotiated transactions or otherwise, in compliance with applicable laws, rules and regulations, and subject to our cash requirements for other purposes, compliance with the covenants under the loan agreement for our revolving credit facility and other factors we deem relevant. No shares were purchased under the authorization during fiscal 2016, fiscal 2015 or fiscal 2014. Approximately $11.8 million remained available for future purchases under the authorization as of January 31, 2016.

Dividends

On March 1, 2016 our Board of Directors declared a quarterly cash dividend of $0.10 per share, payable on March 31, 2016 to shareholders of record at March 15, 2016. We declared and paid dividends of $0.40 per share or approximately $4.3 million in fiscal 2016.

Commitments and Contractual Obligations

As of January 31, 2016, our commitments and contractual obligations were as follows:

	Cash Payments Due by Period (In thousands)
	Less than			More than
	1 Year	1-3 Years	3-5 Years	5 years	Total
Deferred compensation payments (1)	$354	$1,060	$1,590	$11,226	$14,230
Operating leases (2)	1,857	2,781	2,701	212	7,551
Other long-term obligations (3)	1,175	331	63	-	1,569
Total contractual cash obligations	$3,386	$4,172	$4,354	$11,438	$23,350
__________________

(1)
These amounts represent estimated cash payments to be paid to participants in our supplemental retirement income plan or “SRIP” through fiscal year 2043, which is 15 years after the last current SRIP participant is assumed to have retired. The present value of these benefits (the actuarially derived projected benefit obligation for this plan) was approximately $8.2 million at January 31, 2016 and is shown on our consolidated balance sheets, with $354,000 recorded in current liabilities and $7.8 million recorded in long-term liabilities. The monthly retirement benefit for each participant, regardless of age, would become fully vested and the present value of that benefit would be paid to each participant in a lump sum upon a change in control of the Company as defined in the plan. See note 10 to the consolidated financial statements beginning on page F-18 for additional information about the SRIP.

(2)
These amounts represent estimated cash payments due under operating leases for real estate utilized in our operations and warehouse and office equipment. $6.7 million of these estimated cash payments pertain to two leases: (1) Our CDC II warehouse and distribution facility and (2) our showroom at the International Home Furnishings Center. See Item 2 “Properties,” for a description of our leased real estate.

(3)
These amounts represent estimated cash payments due under various long-term service and support agreements, for items such as warehouse management services, information technology support and human resources related consulting and support.

Off-Balance Sheet Arrangements

Standby letters of credit in the aggregate amount of $1.7 million, used to collateralize certain insurance arrangements and for imported product purchases, were outstanding under our revolving credit facility as of January 31, 2016.  See the “Commitments and Contractual Obligations” table above and Note 16 to the consolidated financial statements included in this annual report on Form 10-K for additional information on our off-balance sheet arrangements.

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). The amendments in ASU 2014-09 affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards. This ASU will supersede the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance, and creates a Topic 606, Revenue from Contracts with Customers. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date (“ASU 2015-14”), which defers the effective date of ASU 2014-09 for all entities by one year. ASU 2014-09 is now effective for financial statements issued for annual reporting periods beginning after December 15, 2017. We are currently evaluating the impact of the pending adoption of ASU 2014-09 on our consolidated financial statements.

In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory (“ASU 2015-11”). The amendments in ASU 2015-11 require an entity to measure in scope inventory at the lower of cost and net realizable value. Net realizable value is defined as the estimated selling price in the ordinary course of business, less reasonable predictable costs of completion, disposal, and transportation. Subsequent measurement is unchanged for inventory measured using last-in, first-out (“LIFO”) or the retail inventory method. The amendments do not apply to LIFO or the retail inventory method. The amendments apply to all other inventory, which includes inventory that is measured using first-in, first-out (“FIFO”) or average cost.  The amendment is effective for public entities for fiscal years beginning after December 15, 2016 and should be applied prospectively, however early adoption is permitted. We do not anticipate ASU 2015-11 will have a material impact on our consolidated financial statements.

In July 2015, the FASB issued ASU 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement Period Adjustments. ASU 2015-16 requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The amendments in this Update require that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. Any current period adjustments to provisional amounts that would have impacted a prior period’s earnings had they been recognized at the acquisition date are required to be presented separately on the face of the income statement or disclosed in the notes. The amendments in this ASU are effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. The amendments in this ASU should be applied prospectively to adjustments to provisional amounts that occur after the effective date of this ASU with earlier application permitted for financial statements that have not been issued. Therefore the amendments in ASU 2015-16 will become effective for us as of the beginning of our 2017 fiscal year. We are currently evaluating the impact of the pending adoption of ASU 2015-16 on our consolidated financial statements.

In November 2015, the FASB issued Accounting Standards Update No. 2015-17 (ASU 2015-17), Balance Sheet Classification of Deferred Taxes. This update amends the balance sheet classification of deferred taxes and requires that deferred tax liabilities and assets be classified as noncurrent on the balance sheet. Previous guidance required deferred tax liabilities and assets to be separated into current and noncurrent amounts on the balance sheet. The guidance is effective for fiscal years beginning on or after December 15, 2016, and interim periods within those years. Early adoption is permitted as of the beginning of any interim or annual reporting period.  This guidance may be applied either prospectively, for all deferred tax assets and liabilities, or retrospectively by reclassifying the comparative balance sheet.  We have early adopted this standard and have applied retrospective treatment of the standard.  We feel the classification of all deferred tax assets and liabilities as noncurrent provides a more informative disclosure because many of our deferred tax items are by definition short-term, however are of a recurring nature and tend to behave more like non-current assets or liabilities. The retrospective reclassification resulted in a reduction in current assets of $1.7 million and an increase in non-current assets of the same amount for the period ended February 1, 2015.

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

Fiscal 2016 in Review

Profitability improvement was the high point of fiscal 2016.  All operating segments reported improved profitability over the prior year, even on essentially flat sales in the casegoods segment and decreased sales in the upholstery segment. We believe sales were impacted by an uneven national and global economy which culminated in stock market declines in the fourth quarter of calendar 2015, despite generally positive economic news.  We believe this market behavior has a short-term influence on big-ticket purchases such as home furnishings, but we continue to believe that housing and the US economy in general will continue to trend positively, but not without occasional downward pressures.

Our Casegoods segment, a major contributor to corporate profitability, reported a 7% increase in operating profit despite disappointing sales growth and approximately $1.1 million of professional fees related to the Home Meridian acquisition.  Casegoods reported another year of operating income margin in excess of 10%, thanks to continued low discounting, relatively low inflation, lower quality related costs, and a focus on account and sales program profitability, as well as ongoing cost containment efforts.

We are especially pleased with the fiscal 2016 performance of our upholstery segment, which doubled operating income compared to the prior year.  Bradington-Young (B-Y) built on good performance in the prior year, growing operating profit by 70% thanks to a 5% sales increase and manufacturing cost improvements as B-Y’s factories continue to run smoothly and efficiently. Sam Moore also reported $1.5 million in operating income, in its first profitable year, even while implementing an Enterprise Resource Planning system at their location during the year.  After resolving the typical bumps and slowdowns after going live mid-year, Sam Moore is now reaping the benefits of the substantial time and financial investment we’ve made in these systems.  Information is now more readily available for customers and for internal planning, scheduling and purchasing and we are moving closer to our goal of ‘One Face to the Customer’. While Sam Moore’s sales volume declined from the prior year, some of the lost sales were in unprofitable or low profitability sales programs. Focusing on more profitable sales and significantly improved manufacturing efficiency contributed to the income turnaround. Hooker Upholstery also experienced a 4% sales decline due to changes with some of our largest customers and lower demand for some of Hooker Upholstery’s more upscale imported leather seating.  Despite this volume decline, Hooker Upholstery was able to increase operating income by nearly 30%, thanks to cost and inventory management and the addition of new product categories such as bar and counter stools to meet changing customer preferences.

Our All Other segment also showed improvement in fiscal 2016.  H Contract, which sells casegoods and upholstery to the senior living market, increased net sales by nearly 70% over the prior year and reported 6.2% operating income in its second full year of operations.  While still a relatively small part of our volume, we are pleased with the progress H Contract has made and believe it will continue to grow at well above industry average for several more years. During the past year, H Contract focused on improving business processes and customer service, added marketing and operations personnel, increased sales representation coverage and invested in new products and additional marketing to grow the business.  Thanks to its ability to leverage Hooker casegoods and the unique look of many Sam Moore designed products, supplemented by wood and upholstered products sourced from other vendors, H Contract has developed significant relationships with some of the largest developers in the senior living industry.

Homeware, our other internal growth initiative, grew sales by about 28% and reduced operating losses by more than 40% while repositioning and redefining its strategy.  After determining that the costs of merchandising and driving traffic to a consumer web site proved to be more than we were willing to spend, we evaluated the data gathered during Homeware’s first year in operation and revised our strategy. We believe that the original Homeware concept; high fashion, high quality products, which were easy to assemble and could be shipped via parcel delivery services; still resonates with consumers. Our challenges were to improve the product value proposition and increase sales volume of products reflecting Homeware’s core values.  To accomplish these objectives, we pared the product line, discontinued consumer direct marketing and online sales and began sourcing products from lower cost suppliers.  We are focused on promoting these updated products through major online home furnishings retailers and believe Homeware will see greater success under this new business model.

Home Meridian Acquisition

On January 5, 2016, we entered into an asset purchase agreement (“the “Agreement”) with Home Meridian International, Inc. (“HMI”) to acquire substantially all of HMI’s assets in exchange for $85 million in cash and $15.0 million in unregistered shares of our common stock, with both amounts subject to adjustment for certain working capital estimates detailed in the Agreement. We completed the acquisition on February 1, 2016, subsequent to the end of our 2016 fiscal year. The working capital adjustment, paid for with 186,312 shares of our common stock, totaled $5.3 million and was driven by an increase in HMI’s accounts receivable due to strong sales towards the end of 2015.  We also assumed certain liabilities of HMI, including approximately $7.8 million of liabilities related to certain retirement plans. The assumed liabilities did not include HMI’s indebtedness (as defined in the Agreement).

We have had a long and successful history in the furniture industry for over ninety years; marketing, sourcing and manufacturing wood and upholstery furniture, primarily in the mid-to-upper price points, and much of it through traditional furniture retailers.  We have adapted to changes within those channels and price points and have become a major supplier in our channels. However, a great deal of furniture is sold in channels and at price points in which we have traditionally not been a factor.  For several years, we sought to find appropriate investments to expand our reach with furniture consumers and find ways to do business in new channels, new products or new customers.  We have long desired to invest to position Hooker Furniture for the future furniture market and looked for acquisition or investment opportunities which would help us meet those objectives.

When we were offered the opportunity to negotiate to purchase Home Meridian International, we saw those opportunities.  HMI was a privately held furniture supplier, whose sales had grown at about three times the industry growth rate, was profitable on an operating income basis and appeared to be establishing itself as a key supplier within its distribution channels.

Like Hooker, casegoods are a substantial portion of the HMI business’s revenues; however, there are few similarities beyond that.  In HMI we see a business which addresses the needs of mass market furniture suppliers including ‘big box’ furniture stores, department stores, and warehouse clubs and rental stores.  Many of HMI’s customers are ‘mega-accounts’ capable of purchasing large quantities and maintaining their own national or regional distribution networks.  These mega-accounts are focused on product price, value and sourcing, which HMI is able to maximize by delivering over 70% of its sales container direct from factories in Asia.  A lean, data and technology driven business, HMI is able to offer a strong value proposition for the mid-price products which comprise the bulk of their offerings. HMI sales teams collaborate with merchandise managers at these mega-accounts to design and develop new products. Overall, we believe that HMI understands how to do business in this channel and to be a key supplier to these accounts.

Beyond the mega-account strategy, HMI offers us other avenues for growth as well, through a well- developed e-commerce division. This division, which develops products and programs for major e-retailers sells more moderately priced products through traditional furniture stores and through its growing hospitality division, which supplies hotels and other institutional customers. In addition to products and distribution channels, the acquisition brings together two strong performers in the furniture industry which we believe will create the second largest casegoods source and the fifth largest public furniture supplier in the US.  Opportunities to leverage costs and best practices across the organization will help create value beyond the earnings accretion, which will occur by combining these two profitable entities and the combined management and employee group offers greater growth and succession planning opportunities for employees in both organizations.

We believe this move will help diversify our customer and product portfolio, help create growth and implement best practices in both organizations and will help position us for market leadership well into the future.

We expect to record significant tangible and intangible assets on our consolidated balance sheets during our fiscal 2017 first fiscal quarter. For certain tangible and intangible assets, reevaluating fair value as of the completion date of the acquisition will result in additional depreciation and/or amortization expense that exceed the combined amounts recorded by Hooker and HMI prior to the acquisition. This increased expense will be recorded by us over the useful lives of the underlying assets. We expect to record approximately $3.4 million in amortization expense on those intangible assets during fiscal 2017 and expect amortization expense of approximately $1.4 million per year starting in fiscal 2018 through fiscal 2027.

This acquisition is not without substantial risks. We refer you to Item 1A. Risk Factors and note 18 to our consolidated financial statements in this report for additional information.

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

During the fiscal 2015 third quarter, the DoC agreed to reconsider some of its earlier findings related to accent chests  and early in the fiscal 2015 fourth quarter, DoC reaffirmed its decision that certain of our competitor’s accent chests constituted wooden bedroom furniture subject to anti-dumping duties. The competitor challenged DoC’s position in the United States Court of International Trade (“CIT”). On December 1, 2015, the court issued a decision remanding the accent chest issue to DoC with the instruction to reconsider the treatment of accent chests in a manner consistent with the court’s decision, which on balance is favorable to our views.   DoC issued a remand decision holding that the accent chests were not bedroom furniture.  On February 29, 2016, the CIT sustained that determination.  DoC has 60 days to appeal that decision.

Customs Penalty

In September 2009, CBP issued an audit report asserting that we had not paid all required antidumping duties due with respect to certain bedroom furniture we imported from China. In February 2015, CBP assessed a civil penalty of approximately $2.1 million and unpaid duties of approximately $500,000 on the matter.  In December 2015, in response to our petition to eliminate or modify the assessment, CBP revised the proposed penalty to approximately $1.7 million, while leaving the duty assessment at approximately $500,000.  We continue to assert that no antidumping duties are due and that there is no basis for the imposition of a penalty.  We intend to vigorously defend against the penalty. In the opinion of management, the ultimate disposition of this matter will not have a material adverse effect on our consolidated financial position, results of operations, or liquidity.

Our business is subject to a number of significant risks and uncertainties, including our reliance on offshore sourcing, any of which can adversely affect our business, results of operations, financial condition or future prospects. For a discussion of risks and uncertainties that we face, see “Forward Looking Statements” beginning on page 3 of this report and Item 1A, “Risk Factors” beginning on page 12 of this report.

Outlook

Looking forward, we see a generally healthy US economy, but one with more volatility than that to which many investors are accustomed.  We also see a furniture industry in which consumer tastes and the channels in which they shop are evolving at a rapid rate.  To address these changes, we also continue to change. Sometimes evolving and growing and sometimes with big changes, such as the acquisition of Home Meridian International, which gives us access to many new customers, distribution channels and price points and helps position us, we believe,  for market leadership well into the future.

So far in fiscal 2017, we have seen lower demand for our products compared to the same period a year ago. However, given the mostly positive economic news over the past year, we are optimistic about our longer-term future, with our core businesses, our new ventures and in our new Home Meridian division.

As we progress through 2017, we will focus on:

▪	evaluating ways to expand into new distribution channels;
▪	successfully integrating the Home Meridian division;
▪	leveraging best practices in order to lower costs, improve efficiencies and grow sales;
▪	growing and improving the profitability of our new business initiatives;
▪	building on our initial successes in expanding our merchandising reach in the “better” parts of our “good-better-best” casegoods product offerings;
▪	growing sales of our Cynthia Rowley home furnishings collection;
▪	improving the product assortment and value proposition of the Hooker Upholstery imported products line;
▪	improving operating profitability and increasing production capacity at Sam Moore;
▪	mitigating inflation on our imported products and raw materials;
▪	maintaining proper inventory levels and optimizing product availability on best-selling items;
▪	strengthening our relationships with key vendors and sourcing product from cost-competitive locations and from quality-conscious sourcing partners;
▪	offering an array of new products and designs, which we believe will help generate additional sales;
▪	upgrading and refining our information systems capabilities to support our businesses, including implementing an ERP system at Bradington-Young; and
▪	controlling costs.

We face a number of significant risks and uncertainties, as more fully discussed in Item 1A, “Risk Factors” beginning on page 12 and in our “Forward Looking Statements” beginning on page 3, which can affect adversely our results of operations and financial condition.

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

Valuation of Inventories.  We value all of our inventories at the lower of cost or market (using the last-in, first-out (“LIFO”) method).  LIFO cost for all of our inventories is determined using the dollar-value, link-chain method.  This method allows for the more current cost of inventories to be reported in cost of sales, while the inventories reported on the balance sheet consist of the costs of inventories acquired earlier, subject to adjustment to the lower of cost or market.  Hence, if prices are rising, the LIFO method will generally lead to higher cost of sales and lower profitability as compared to the first-in, first-out (“FIFO”) method.  We evaluate our inventory for excess or slow moving items based on recent and projected sales and order patterns.  We establish an allowance for those items when the estimated market or net sales value is lower than their recorded cost.  This estimate involves significant judgment and actual values may differ materially from our estimate.

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

We early adopted Accounting Standards Update No. 2015-17 (ASU 2015-17), Balance Sheet Classification of Deferred Taxes in the fourth quarter of fiscal 2016 and have applied retrospective treatment of the standard. Consequently, all deferred tax assets and liabilities are classified as non-current on our consolidated balance sheets We feel the classification of all deferred tax assets and liabilities as noncurrent provides a more informative disclosure because many of our deferred tax items are by definition short-term, however are of a recurring nature and tend to behave more like non-current assets or liabilities. The retrospective reclassification results in a reduction in current assets of $1.7 million and an increase in non-current assets of the same amount for the period ended February 1, 2015.

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

When an indicator of impairment is present, the impairment test for our property, plant and equipment requires us to assess the recoverability of the value of the assets by comparing their net carrying value to the sum of undiscounted estimated future cash flows directly associated with and arising from use and eventual disposition of the assets. We principally use our internal forecasts to estimate the undiscounted future cash flows used in our impairment analyses. These forecasts are subjective and are largely based on management’s judgment, primarily due to the changing industry in which we compete; changing consumer tastes, trends and demographics and the current economic environment. We monitor changes in these factors as part of the quarter-end review of these assets. While our forecasts have been reasonably accurate in the past, during periods of economic instability, uncertainty, or rapid change within our industry, we may not be able to accurately forecast future cash flows from our long-lived assets and our future cash flows may be diminished. Therefore, our estimates and assumptions related to the viability of our long-lived assets may change, and are reasonably likely to change in future periods. These changes could adversely affect our consolidated statements of income and consolidated balance sheets. As of January 31, 2016, the fair value of our property, plant and equipment was substantially in excess of its carrying value.

When we conclude that any of these assets are impaired, the asset is written down to its fair value.  Any impaired assets that we expect to dispose of by sale are measured at the lower of their carrying amount or fair value, less estimated cost to sell; are no longer depreciated; and are reported separately as “assets held for sale” in the consolidated balance sheets, if we expect to dispose of the assets in one year or less.

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

The assumptions used to determine the fair value of our intangible assets are highly subjective and judgmental and include long-term growth rates, sales volumes, projected revenues, assumed royalty rates and factors used to develop an applied discount rate. If the assumptions that we use in these calculations differ from actual results, we may realize additional impairment on our intangible assets which may have a material-adverse effect on our results of operations and financial condition.

At January 31, 2016, the fair value of our Bradington-Young trade name exceeded its carrying value by approximately $1.4 million, and the fair value of our Sam Moore trade name was approximately $637,000 in excess of its carrying value.

Concentrations of Sourcing Risk

We source imported products through approximately 18 different vendors, from approximately 20 separate factories, located in five countries.  Because of the large number and diverse nature of the foreign factories from which we can source our imported products, we have some flexibility in the placement of products in any particular factory or country.

Factories located in China and Vietnam are an important resource for Hooker Furniture.  In fiscal year 2016, imported products sourced from China and Vietnam accounted for approximately 68% and 26%, respectively, of import purchases, and the factory in China from which we directly source the most product accounted for approximately 58% of our worldwide purchases of imported product.  A sudden disruption in our supply chain from this factory, or from China in general, could significantly impact our ability to fill customer orders for products manufactured at that factory or in that country.  If such a disruption were to occur, we believe that we would have sufficient inventory currently on hand in and in transit to our U.S. warehouses in Martinsville, VA to adequately meet demand for approximately four and one-half months, with an additional one and one quarter months available for immediate shipment from our Asia warehouse. Also, with the broad spectrum of product we offer, we believe that, in some cases, buyers could be offered similar product available from alternative sources.  We believe that we could, most likely at higher cost, source most of the products currently sourced in China from factories in other countries and could produce certain upholstered products domestically at our own factories.  However, supply disruptions and delays on selected items could occur for six months.  If we were to be unsuccessful in obtaining those products from other sources, or at comparable cost, then a sudden disruption in the supply chain from our largest import furniture supplier, or from China in general, could have a short-term material adverse effect on our results of operations.  Given the capacity available in China and other low-cost producing countries, we believe the risks from these potential supply disruptions are manageable.

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

Amounts outstanding under our revolving credit facility would bear interest at variable rates. In the past, we have entered into swap agreements to hedge against the potential impact of increases in interest rates on our floating-rate debt instruments. There was no outstanding balance under our revolving credit facility as of January 31, 2016, other than standby letters of credit in the amount of $1.7 million.  Therefore, a fluctuation in market interest rates of one percentage point (or 100 basis points) would not have a material impact on our results of operations or financial condition.

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

ITEM 9.                     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.                  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended January 31, 2016. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of January 31, 2016, the end of the period covered by this annual report, to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to the Company’s management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure and are effective to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Management’s Annual Report on Internal Control over Financial Reporting

In accordance with Section 404 of the Sarbanes-Oxley Act and SEC rules thereunder, management has conducted an assessment of our internal control over financial reporting as of January 31, 2016, based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Management’s report regarding that assessment is included on page F-2 of this report, with our consolidated financial statements, and is incorporated herein by reference.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting for our fourth quarter ended January 31, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.                  OTHER INFORMATION

None.

Hooker Furniture Corporation
Part III

In accordance with General Instruction G (3) of Form 10-K, most of the information called for by Items 10, 11, 12, 13 and 14 of Part III will be incorporated by reference to the Company’s definitive Proxy Statement for its Annual Meeting of Shareholders scheduled to be held June 2, 2016 (the “2016 Proxy Statement”), as set forth below.

ITEM 10.                   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information relating to our directors will be set forth under the caption “Proposal One-Election of Directors” in the 2016 Proxy Statement and is incorporated herein by reference.

Information relating to our executive officers is included in Part I of this report under the caption “Executive Officers of Hooker Furniture Corporation” and is incorporated herein by reference.

Information relating to compliance with Section 16(a) of the Exchange Act will be set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2016 Proxy Statement and is incorporated herein by reference.

Information relating to the code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions will be set forth under the caption “Code of Business Conduct and Ethics” in the 2016 Proxy Statement and is incorporated herein by reference.

Information relating to material changes, if any, in the procedures by which shareholders may recommend nominees for our Board of Directors will be set forth under the caption “Procedures for Shareholder Recommendations of Director Nominees” in the 2016 Proxy Statement and is incorporated herein by reference.

Information relating to the Audit Committee of our Board of Directors, including the composition of the Audit Committee and the Board’s determinations concerning whether certain members of the Audit Committee are “financial experts” as that term is defined under Item 407(d)(5) of Regulation S-K will be set forth under the captions “Corporate Governance” and “Audit Committee” in the 2016 Proxy Statement and is incorporated herein by reference.

ITEM 11.                   EXECUTIVE COMPENSATION

Information relating to this item will be set forth under the captions “Report of the Compensation Committee,” “Executive Compensation” and “Director Compensation” in the 2016 Proxy Statement and is incorporated herein by reference.

ITEM 12.                   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Information relating to this item will be set forth under the captions “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management” in the 2016 Proxy Statement and is incorporated herein by reference.

ITEM 13.                   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information relating to this item will be set forth in the last paragraph under the caption “Audit Committee” and the caption “Corporate Governance” in the 2016 Proxy Statement and is incorporated herein by reference.

ITEM 14.                   PRINCIPAL ACCOUNTING FEES AND SERVICES

Information relating to this item will be set forth under the caption “Proposal Two- Ratification of Selection of Independent Registered Public Accounting Firm” in the 2016 Proxy Statement and is incorporated herein by reference.

Hooker Furniture Corporation
Part IV

ITEM 15.                   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed as part of this report on Form 10-K:

(1)	The following financial statements are included in this report on Form 10-K:

Management’s Report on Internal Control Over Financial Reporting

Reports of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of January 31, 2016 and February 1, 2015.

Consolidated Statements of Income for the fifty-two week periods ended January 31, 2016, February 1, 2015, and February 2, 2014.

Consolidated Statements of Comprehensive Income for the fifty-two week periods ended January 31, 2016, February 1, 2015, and February 2, 2014.

Consolidated Statements of Cash Flows for the fifty-two week periods ended January 31, 2016, February 1, 2015, and February 2, 2014.

Consolidated Statements of Shareholders’ Equity for the fifty-two week periods ended January 31, 2016, February 1, 2015, and February 2, 2014.

Notes to Consolidated Financial Statements

(2)	Financial Statement Schedules:

Financial Statement Schedules have been omitted because the information required has been separately disclosed in the consolidated financial statements or related notes.

(b)	Exhibits:

2.1
Asset Purchase Agreement by and between the Company and Home Meridian International, Inc., dated as of January 5, 2016 (incorporated by reference to Exhibit 2.1 of the Company’s Form 8-K (SEC File No. 000-25349) filed on January 7, 2016

3.1
Amended and Restated Articles of Incorporation of the Company, as amended March 28, 2003 (incorporated by reference to Exhibit 3.1 of the Company’s Form 10-Q (SEC File No. 000-25349) for the quarter ended February 28, 2003)

3.2
Amended and Restated Bylaws of the Company as amended December 10, 2013 (incorporated by reference to Exhibit 3.2 of the Company’s Form 10-K (SEC File No. 000-25349) for the fiscal year ended February 2, 2014)

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

10.1(c)
2015 Amendment and Restatement of the Hooker Furniture Corporation Stock Incentive Plan (incorporated by reference to Appendix A of the Company’s Definitive Proxy Statement dated March 1, 2015 (SEC File No. 000-25349))*

10.1(d)
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

10.1(i)	Employment Agreement, dated January 5, 2016, between George Revington and the Company* (filed herewith)

10.2(a)
Amended and Restated Loan Agreement, dated as of February 1, 2016, between Bank of America, N.A., the Company, Bradington-Young, LLC and Same Moore Furniture LLC (incorporated by referenced to Exhibit 10.1 of the Company’s Current Report on Form 8-K (SEC File No. 000-25349) filed on February 2, 2016

10.2(b)
Security Agreement (Assignment of Life Insurance Policy as Collateral), dated as of February 1, 2016, between Bank of America, N.A. and the Company (incorporated by referenced to Exhibit 10.2 of the Company’s Current Report on Form 8-K (SEC File No. 000-25349) filed on February 2, 2016

21	List of Subsidiaries:

Bradington-Young LLC, a North Carolina limited liability company
Sam Moore Furniture LLC, a Virginia limited liability company

23	Consent of Independent Registered Public Accounting Firm (filed herewith)

31.1	Rule 13a-14(a) Certification of the Company’s principal executive officer (filed herewith)

31.2	Rule 13a-14(a) Certification of the Company’s principal financial officer (filed herewith)

32.1
Rule 13a-14(b) Certification of the Company’s principal executive officer and principal financial officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101
The following financial statements from the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2016, formatted in Extensible Business Reporting Language (“XBRL”): (i) consolidated balance sheets, (ii) consolidated statements of income, (iii) consolidated statements of comprehensive income, (iv) consolidated statements of cash flows, (v) consolidated statements of shareholders’ equity and (vi) the notes to the consolidated financial statements, tagged as blocks of text (filed herewith)

*Management contract or compensatory plan

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOOKER FURNITURE CORPORATION

April 15, 2016                                                                       /s/  Paul B. Toms, Jr.
Paul B. Toms, Jr.
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Paul B. Toms, Jr.	Chairman, Chief Executive Officer and	April 15, 2016
Paul B. Toms, Jr.	Director (Principal Executive Officer)

/s/ Paul A. Huckfeldt	Senior Vice President - Finance and Accounting	April 15, 2016
Paul A. Huckfeldt	and Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ W. Christopher Beeler, Jr.	Director	April 15, 2016
W. Christopher Beeler, Jr.

/s/ John L. Gregory, III	Director	April 15, 2016
John L. Gregory, III

/s/ E. Larry Ryder	Director	April 15, 2016
E. Larry Ryder

/s/ David G. Sweet	Director	April 15, 2016
David G. Sweet

/s/ Ellen C. Taaffe	Director	April 15, 2016
Ellen C. Taaffe

/s/ Henry G. Williamson, Jr.	Director	April 15, 2016
Henry G. Williamson, Jr.

HOOKER FURNITURE CORPORATION AND SUBSIDIARIES

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Shareholders of
Hooker Furniture Corporation
Martinsville, Virginia

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Securities Exchange Act Rule 13a-15(f).  Under the supervision and with the participation of management, including the principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on the Company’s evaluation under that framework, management concluded that the Company’s internal control over financial reporting was effective as of January 31, 2016.

The effectiveness of the Company’s internal control over financial reporting as of January 31, 2016 has been audited by KPMG LLP, the Company’s independent registered public accounting firm, as stated in their report which is included herein.

Paul B. Toms, Jr.
Chairman and Chief Executive Officer
(Principal Executive Officer)
April 15, 2016

Paul A. Huckfeldt
Senior Vice President – Finance and Accounting
and Chief Financial Officer
(Principal Financial and Accounting Officer)
April 15, 2016

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Hooker Furniture Corporation:

We have audited Hooker Furniture Corporation and subsidiaries’ internal control over financial reporting as of January 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Hooker Furniture Corporation and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Hooker Furniture Corporation maintained, in all material respects, effective internal control over financial reporting as of January 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Hooker Furniture Corporation and subsidiaries as of January 31, 2016 and February 1, 2015, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the fifty-two week periods ended January 31, 2016, February 1, 2015 and February 2, 2014 and our report dated April 15, 2016 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Charlotte, North Carolina
April 15, 2016

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Hooker Furniture Corporation:

We have audited the accompanying consolidated balance sheets of Hooker Furniture Corporation and subsidiaries as of January 31, 2016 and February 1, 2015, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the years in the fifty-two week periods ended January 31, 2016, February 1, 2015 and February 2, 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hooker Furniture Corporation and subsidiaries as of January 31, 2016 and February 1, 2015, and the results of their operations and their cash flows for each of the years in the fifty-two week periods ended January 31, 2016, February 1, 2015 and February 2, 2014, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Hooker Furniture Corporation’s internal control over financial reporting as of January 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated April 15, 2016 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Charlotte, North Carolina

April 15, 2016

HOOKER FURNITURE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)

As of	January 31,	February 1,
	2016	2015
Assets
Current assets
Cash and cash equivalents	$53,922	$38,663
Trade accounts receivable, less allowance for doubtful accounts of $1,032 and $1,329 on each respective date	28,176	32,245
Inventories	43,713	44,973
Prepaid expenses and other current assets	2,256	2,353
Total current assets	128,067	118,234
Property, plant and equipment, net	22,768	22,824
Cash surrender value of life insurance policies	21,888	20,373
Deferred taxes	5,350	5,892
Intangible assets	1,382	1,382
Other assets	2,198	2,050
Total non-current assets	53,586	52,521
Total assets	$181,653	$170,755

Liabilities and Shareholders’ Equity
Current liabilities
Trade accounts payable	$9,105	$10,293
Accrued salaries, wages and benefits	4,834	4,824
Income tax accrual	357	1,368
Accrued commissions	818	916
Other accrued expenses	694	813
Customer deposits	797	853
Total current liabilities	16,605	19,067
Deferred compensation	8,409	8,329
Income tax accrual	166	90
Other liabilities	412	360
Total long-term liabilities	8,987	8,779
Total liabilities	25,592	27,846

Shareholders’ equity
Common stock, no par value, 20,000 shares authorized, 10,818 and 10,774 shares issued and outstanding on each date	18,667	17,852
Retained earnings	137,255	125,392
Accumulated other comprehensive income (loss)	139	(335)
Total shareholders’ equity	156,061	142,909
Total liabilities and shareholders’ equity	$181,653	$170,755

See accompanying Notes to Consolidated Financial Statements.

HOOKER FURNITURE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

For the 52 Week Periods Ended January 31, 2016, February 1, 2015, and February 2, 2014.

	2016	2015	2014

Net sales	$246,999	$244,350	$228,293

Cost of sales	178,311	181,550	173,568

Gross profit	68,688	62,800	54,725

Selling and administrative expenses	44,426	43,752	42,222

Operating income	24,262	19,048	12,503

Other income (expense), net	197	350	(35)

Income before income taxes	24,459	19,398	12,468

Income taxes	8,274	6,820	4,539

Net income	$16,185	$12,578	$7,929

Earnings per share:
Basic	$1.50	$1.17	$0.74
Diluted	$1.49	$1.16	$0.74

Weighted average shares outstanding:
Basic	10,779	10,736	10,722
Diluted	10,807	10,771	10,752

Cash dividends declared per share	$0.40	$0.40	$0.40

See accompanying Notes to Consolidated Financial Statements.

HOOKER FURNITURE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

For the 52 Week Periods Ended January 31, 2016, February 1, 2015, and February 2, 2014.

	2016	2015	2014

Net Income	$16,185	$12,578	$7,929
Other comprehensive income (loss):
Amortization of actuarial gain (loss)	751	(687)	(163)
Income tax effect on amortization	(277)	254	59
Adjustments to net periodic benefit cost	474	(433)	(104)

Total Comprehensive Income	$16,659	$12,145	$7,825

See accompanying Notes to Consolidated Financial Statements.

HOOKER FURNITURE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

For the 52 Week Periods Ended January 31, 2016, February 1, 2015, and February 2, 2014.

	2016	2015	2014
Operating Activities:
Net income	$16,185	$12,578	$7,929
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,946	2,599	2,491
Loss / (gain) on disposal of assets	83	(23)	(8)
Deferred income tax expense	544	(135)	340
Non-cash restricted stock and performance awards	829	123	338
Provision for doubtful accounts	(105)	928	456
Changes in assets and liabilities
Trade accounts receivable	4,174	(3,780)	(1,576)
Income tax recoverable	-	682	(682)
Inventories	1,260	4,043	856
Gain on life insurance policies	(799)	(709)	(147)
Prepaid expenses and other current assets	(207)	(76)	30
Trade accounts payable	(1,273)	3,216	(4,499)
Accrued salaries, wages and benefits	273	1,347	162
Accrued income taxes	(1,011)	1,368	(751)
Accrued commissions	(98)	(18)	(62)
Customer deposits	(56)	194	659
Other accrued expenses	(119)	56	(31)
Deferred compensation	358	317	88
Other long-term liabilities	52	58	103
Net cash provided by operating activities	23,036	22,768	5,696

Investing Activities:
Purchases of property, plant and equipment	(2,847)	(2,994)	(3,471)
Proceeds received on notes receivable	93	31	36
Proceeds from sale of property and equipment	6	71	22
Purchase of intangible	-	-	(125)
Premiums paid on life insurance policies	(707)	(789)	(834)
Proceeds received on life insurance policies	-	-	517
Net cash used in investing activities	(3,455)	(3,681)	(3,855)

Financing Activities:
Cash dividends paid	(4,322)	(4,306)	(4,301)
Net cash used in financing activities	(4,322)	(4,306)	(4,301)

Net increase (decrease) in cash and cash equivalents	15,259	14,781	(2,460)
Cash and cash equivalents at the beginning of year	38,663	23,882	26,342
Cash and cash equivalents at the end of year	$53,922	$38,663	$23,882

Supplemental schedule of cash flow information:
Income taxes paid, net	$8,837	$4,696	$5,534

Supplemental schedule of noncash investing activities:
Increase in property and equipment through accrued purchases	$85	-	$43

See accompanying Notes to Consolidated Financial Statements.

HOOKER FURNITURE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In thousands, except per share data)

For the 52 Week Periods Ended January 31, 2016, February 1, 2015 and February 2, 2014.

				Accumulated
				Other	Total
	Common Stock		Retained	Comprehensive	Shareholders'
	Shares	Amount	Earnings	Income	Equity
Balance at February 3, 2013	10,746	$17,360	$113,483	$202	$131,045

Net income	-	-	7,929	-	7,929
Unrealized loss on defined benefit plan, net of tax of $59	-	-	-	(104)	(104)
Cash dividends paid and accrued ($0.40 per share)	-	-	(4,301)	-	(4,301)
Restricted stock grants, net of forfeitures	7	(8)	9	-	-
Restricted stock compensation cost	-	233	-	-	233
Balance at February 2, 2014	10,753	$17,585	$117,120	$98	$134,803

Net income	-	-	12,578	-	12,578
Unrealized loss on defined benefit plan, net of tax of $254	-	-	-	(433)	(433)
Cash dividends paid and accrued ($0.40 per share)	-	-	(4,306)	-	(4,306)
Restricted stock grants, net of forfeitures	21	51	-	-	51
Restricted stock compensation cost	-	216	-	-	216
Balance at February 1, 2015	10,774	$17,852	$125,392	$(335)	$142,909

Net income	-	-	16,185	-	16,185
Unrealized loss on defined benefit plan, net of tax of $(277)	-	-	-	474	474
Cash dividends paid and accrued ($0.40 per share)	-	-	(4,322)	-	(4,322)
Restricted stock grants, net of forfeitures	44	563	-	-	563
Restricted stock compensation cost	-	252	-	-	252
Balance at January 31, 2016	10,818	$18,667	$137,255	$139	$156,061

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

Consolidation

The consolidated financial statements include the accounts of Hooker Furniture Corporation and our wholly owned subsidiaries.  All material intercompany accounts and transactions have been eliminated in consolidation. All references to the Company refer to the Company and our consolidated subsidiaries, unless specifically referring to segment information. For comparative purposes, certain amounts in the consolidated financial statements and notes have been reclassified to conform to the fiscal 2016 presentation.

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

Trade Accounts Receivable

Substantially all of our trade accounts receivable are due from retailers and dealers that sell residential home furnishings, and consist of a large number of entities with a broad geographic dispersion.  We perform credit evaluations of our customers and generally do not require collateral.  In the event a receivable is determined to be potentially uncollectible, we engage collection agencies or law firms to attempt to collect amounts owed to us after all internal collection attempts have ended. Once we have determined the receivable is uncollectible, it is charged against the allowance for doubtful accounts. Bradington-Young factors substantially all of their receivables on a non-recourse basis.  Accounts receivable are reported net of allowance for doubtful accounts.

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

Notes to Consolidated Financial Statements - Continued
 (Tables in thousands, except per share data)

Inventories

All inventories are stated at the lower of cost, or market value using the last-in, first-out (LIFO) method.

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

The assumptions used to determine the fair value of our intangible assets are highly subjective, involve significant judgment and include long term growth rates, sales volumes, projected revenues, assumed royalty rates and various factors used to develop an applied discount rate. If the assumptions that we use in these calculations differ from actual results, we may realize additional impairment of our intangible assets which may have a material adverse effect on our results of operations and financial condition.

Cash Surrender Value of Life Insurance Policies

We own eighty-seven life insurance policies on certain of our current and former executives and other key employees.  These policies have a carrying value of approximately $22 million and a face value of approximately $35 million.  Proceeds from the policies are used to fund certain employee benefits and for other general corporate purposes.  We account for life insurance as a component of employee benefits cost.  Consequently the cost of the coverage and any resulting gains or losses related to those insurance policies are recorded as a decrease or increase to operating income. Cash payments that increase the cash surrender value of these policies are classified as investing outflows on the Consolidated Statements of Cash Flows, with amounts paid in excess of the increase in cash surrender value included in operating activities. Gains on life insurance policies, which typically occur at the time a policy is redeemed, are included in the reconciliation of net income to net cash used in or provided by operating activities.

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

Cost of Sales

The major components of cost of sales are:

▪	the cost of imported products purchased for resale;
▪	raw materials and supplies used in our domestically manufactured products;
▪	labor and overhead costs associated with our domestically manufactured products;
▪	the cost of our foreign import operations;
▪	charges associated with our inventory reserves;
▪	warehousing and certain shipping and handling costs; and
▪	all other costs required to be classified as cost of sales.

Selling and Administrative Expenses

The major components of our selling and administrative expenses are:

▪	the cost of our marketing and merchandising efforts, including showroom expenses;
▪	sales and design commissions;
▪	the costs of administrative support functions including, executive management, information technology, human resources and finance; and
▪	all other costs required to be classified as selling and administrative expenses.

Advertising

We offer advertising programs to qualified dealers under which we may provide signage, catalogs and other marketing support to our dealers and may reimburse some advertising and other costs incurred by our dealers in connection with promoting our products.  The cost of these programs does not exceed the fair value of the benefit received.  We charge the cost of point-of-purchase materials (including signage and catalogs) to selling and administrative expense as incurred. Advertising costs charged to selling and administrative expense for fiscal years 2016, 2015 and 2014 were $2.3 million, $2.0 million and $2.2 million, respectively. The costs for other advertising allowance programs are charged against net sales. We also have arrangements with some dealers to reimburse them for a portion of their advertising costs, which provides advertising benefits to us. Costs for these arrangements are expensed as incurred and are netted against revenues in our consolidated statements of income and comprehensive income.

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

Notes to Consolidated Financial Statements - Continued
 (Tables in thousands, except per share data)

We early adopted Accounting Standards Update No. 2015-17 (ASU 2015-17), Balance Sheet Classification of Deferred Taxes in the fourth quarter of fiscal 2016 and have applied retrospective treatment of the standard. Consequently, all deferred tax assets and liabilities are classified as non-current on our consolidated balance sheets We feel the classification of all deferred tax assets and liabilities as noncurrent provides a more informative disclosure because many of our deferred tax items are by definition short-term, however are of a recurring nature and tend to behave more like non-current assets or liabilities. The retrospective reclassification results in a reduction in current assets of $1.7 million and an increase in non-current assets of the same amount for the period ended February 1, 2015.

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

NOTE 2- FISCAL YEAR

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

In the notes to the consolidated financial statements, references to the:

▪	2016 fiscal year and comparable terminology mean the fiscal year that began February 2, 2015 and ended January 31, 2016;
▪	2015 fiscal year and comparable terminology mean the fiscal year that began February 3, 2014 and ended February 1, 2015; and
▪	2014 fiscal year and comparable terminology mean the fiscal year that began February 4, 2013 and ended February 2, 2014.

Notes to Consolidated Financial Statements - Continued
 (Tables in thousands, except per share data)

NOTE 3 – ALLOWANCE FOR DOUBTFUL ACCOUNTS

The activity in the allowance for doubtful accounts was:

	Fifty-Two	Fifty-Two	Fifty-Two
	Weeks Ended	Weeks Ended	Weeks Ended
	January 31,	February 1,	February 2,
	2016	2015	2014
Balance at beginning of year	$1,329	$1,243	$1,249
Non-cash charges to cost and expenses	(105)	928	456
Less uncollectible receivables written off, net of recoveries	(192)	(842)	(462)
Balance at end of year	$1,032	$1,329	$1,243

NOTE 4 – ACCOUNTS RECEIVABLE

	January 31,	February 1,
	2016	2015

Trade accounts receivable	$25,520	$25,322
Receivable from factor	3,688	8,252
Allowance for doubtful accounts	(1,032)	(1,329)
Accounts receivable	$28,176	$32,245

“Receivable from factor” represents amounts due with respect to factored accounts receivable. Before the fiscal 2016 second quarter, we factored substantially all of our domestically-produced upholstery accounts receivable without recourse to us. However, we ended Sam Moore’s factoring relationship when our ERP system became fully operational there at the beginning of the fiscal 2016 second quarter. Since that time, we have been managing Sam Moore’s accounts receivable in-house.  As of November 1, 2015 there were no outstanding receivables for which payment was due to us from the factor as part of its residual obligations under Sam Moore’s legacy factoring agreement.

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

A limited number of our accounts receivable for our domestically produced BY upholstery products are factored with recourse to us. The amounts of these receivables at January 31, 2016 and February 1, 2015 were $255,000 and $237,000, respectively. If the factor is unable to collect the amounts due, invoices are returned to us for collection. We include an estimate of potentially uncollectible receivables in the calculation of our allowance for doubtful accounts.

NOTE 5 – INVENTORIES

	January 31,	February 1,
	2016	2015
Finished furniture	$55,120	$54,896
Furniture in process	727	615
Materials and supplies	7,994	9,131
Inventories at FIFO	63,841	64,642
Reduction to LIFO basis	(20,128)	(19,669)
Inventories	$43,713	$44,973

If the first-in, first-out (FIFO) method had been used in valuing all inventories, net income would have been $16.5 million in fiscal 2016, $13.4 million in fiscal 2015 and $8.2 million in fiscal 2014. We recorded total LIFO expense of $499,000 in fiscal 2016, $1.3 million in fiscal 2015 and $493,000 in fiscal 2014. The reduction in LIFO basis as of February 2, 2014 and February 3, 2013 was $18.4 million and $17.9 million, respectively.

Notes to Consolidated Financial Statements - Continued
 (Tables in thousands, except per share data)

At January 31, 2016 and February 1, 2015, we had approximately $1.3 million and $1.1 million, respectively, in consigned inventories, which are included in the “Finished furniture” line in the table above.

At January 31, 2016, we held $11.0 million in inventory (approximately 6% of total assets) outside of the United States, in China and in Vietnam.   At February 1, 2015, we held $10.2 million in inventory (approximately 6% of total assets) outside of the United States, in China and Vietnam.

NOTE 6 – PROPERTY, PLANT AND EQUIPMENT

	Depreciable Lives	January 31,	February 1,
	(In years)	2016	2015

Buildings and land improvements	15 - 30	$22,777	$22,162
Computer software and hardware	3 - 10	16,137	18,444
Machinery and equipment	10	4,864	4,757
Leasehold improvements	Term of lease	2,817	2,840
Furniture and fixtures	3 - 8	1,453	2,240
Other	5	546	628
Total depreciable property at cost		48,594	51,070
Less accumulated depreciation		27,739	32,790
Total depreciable property, net		20,855	18,280
Land		1,067	1,067
Construction-in-progress		846	3,477
Property, plant and equipment, net		$22,768	$22,824

The decreases in computer software and hardware, furniture and fixtures and accumulated depreciation line items above are primarily due to the write-off of fully depreciated assets that are no longer in use.

At January 31, 2016, construction-in-progress consisted of approximately $294,000 of expenditures related to our ongoing Enterprise Resource Planning (ERP) conversion efforts and approximately $552,000 related to various other projects to enhance our facilities and operations.

The decrease in the construction-in-progress line item above is primarily due to placing our ERP asset in service when the Sam Moore division went-live on our ERP platform during the fiscal 2016 second quarter. This partially offset the decreases in the computer software and hardware line item discussed above.

No significant property, plant or equipment was held outside of the United States at either January 31, 2016 or February 1, 2015.

Capitalized Software Costs

Certain costs incurred in connection with developing or obtaining computer software for internal use are capitalized.  These costs are amortized over periods of ten years or less. Capitalized software is reported as a component of computer software and hardware above and on the property, plant, and equipment line of our consolidated balance sheets.  The activity in capitalized software costs was:

	Fifty-Two Weeks	Fifty-Two Weeks	Fifty-Two Weeks
	Ended	Ended	Ended
	January 31,	February 1,	February 2,
	2016	2015	2014
Balance beginning of year	$2,726	$2,550	$3,954
Purchases	4,113	606	173
Amortization expense	(777)	(430)	(311)
Disposals	-	-	(1,266)
Balance end of year	$6,062	$2,726	$2,550

Notes to Consolidated Financial Statements - Continued
 (Tables in thousands, except per share data)

NOTE 7 – INTANGIBLE ASSETS

		January 31,	February 1,
	Segment	2016	2015
Non-amortizable Intangible Assets
Trademarks and trade names - Bradington-Young	Upholstery	$861	$861
Trademarks and trade names - Sam Moore	Upholstery	396	396
URL- Homeware.com	All other	125	125
Total Non-amortizable Intangible Assets		1,382	1,382

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

At January 31, 2016, the fair value of our Bradington-Young trade name exceeded its carrying value by approximately $1.4 million, and the fair value of our Sam Moore trade name was approximately $637,000 in excess of its carrying value.

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

As of January 31, 2016 and February 1, 2015, Company-owned life insurance was measured at fair value on a recurring basis based on Level 2 inputs. The fair value of the Company-owned life insurance is determined by inputs that are readily available in public markets or can be derived from information available in publicly quoted markets. Additionally, the fair value of the Company-owned life insurance is marked to market each reporting period and any change in fair value is reflected in income for that period.

Notes to Consolidated Financial Statements - Continued
 (Tables in thousands, except per share data)

As of January 31, 2016, a mortgage note receivable, secured by a lien on the property, was measured at fair value on a non-recurring basis using Level 3 inputs. The note receivable was delivered to us by the buyer as part of the purchase price for our Cloverleaf facility during the fiscal 2015 first quarter and was recorded at approximately $1.6 million, the original face value of the note. The carrying value of the note is assumed to approximate its fair value. We measure the probability that amounts due to us under this note will be collected primarily based on the buyer’s payment history. Specifically, we consider the buyer’s adherence to the contractual payment terms for both timeliness and payment amounts. Should it become probable that we would be unable to collect all amounts due according to the contractual terms of the note, we would measure the note for impairment and record a valuation allowance against the note, if needed, with the related expense charged to income for that period.  The current portion of the note receivable is included in the prepaid expenses and other current assets line of our condensed consolidated balance sheets. The non-current portion is included in the “Other Assets” line of our condensed consolidated balance sheets.

Our assets measured at fair value on a recurring and non-recurring basis at January 31, 2016 and February 1, 2015, were as follows:

	Fair value at January 31, 2016					Fair value at February 1, 2015
Description	Level 1	Level 2	Level 3		Total	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets measured at fair value
Company-owned life insurance	$-	$21,888	$		$21,888	$-	$20,373	$-	$20,373
Mortgage note receivable	-			1,575	1,575	-	-	1,575	1,575

NOTE 9 – LONG-TERM DEBT

Subsequent to the end of our 2016 fiscal year, we completed the acquisition of substantially all of the assets of Home Meridian International, Inc. and entered into an amended and restated loan agreement with Bank of America. See Item 7 and note 18 to our consolidated financial statements for additional information.

Our loan agreement with Bank of America, N.A. as of January 31, 2016, which was scheduled to expire on July 31, 2018, included the following terms:

▪	A $15.0 million unsecured revolving credit facility, up to $3.0 million of which could have been used to support letters of credit;
▪	A floating interest rate, adjusted monthly, based on USD LIBOR, plus an applicable margin based on the ratio of our funded debt to our EBITDA (each as defined in the agreement);
▪	A quarterly unused commitment fee of 0.20%; and
▪	No pre-payment penalty.

The Company could have permanently terminated or reduced the $15 million revolving commitment under the loan agreement without penalty. The loan agreement also included customary representations and warranties and required us to comply with customary covenants, including, among other things, the following financial covenants:

▪	Maintain a tangible net worth of at least $95.0 million;
▪	Limit capital expenditures to no more than $15.0 million during any fiscal year; and
▪	Maintain a ratio of funded debt to EBITDA not exceeding 2.0:1.0.

We were in compliance with each of these financial covenants at January 31, 2016 and, as of that date, expect to remain in compliance with existing covenants through fiscal 2017 and for the foreseeable future. The loan agreement did not restrict our ability to pay cash dividends on, or repurchase our common shares, subject to complying with the financial covenants under the agreement.

As of January 31, 2016, we had an aggregate $13.3 million available under our revolving credit facility to fund working capital needs.  Standby letters of credit in the aggregate amount of $1.7 million, used to collateralize certain insurance arrangements and for imported product purchases, were outstanding under the revolving credit facility as of January 31, 2016.  There were no additional borrowings outstanding under the revolving credit facility on January 31, 2016.

Notes to Consolidated Financial Statements - Continued
 (Tables in thousands, except per share data)

NOTE 10 – EMPLOYEE BENEFIT PLANS

Employee Savings Plans

We sponsor a tax-qualified 401(k) retirement plan covering substantially all employees.  This plan assists employees in meeting their savings and retirement planning goals through employee salary deferrals and discretionary employer matching contributions.  Our contributions to the plan amounted to $666,000 in fiscal 2016, $605,000 in fiscal 2015, and $593,000 in fiscal 2014.

Executive Benefits

We provide supplemental executive retirement benefits to certain management employees under a supplemental retirement income plan (“SRIP”).  The SRIP provides monthly payments to participants or their designated beneficiaries based on a participant’s “final average monthly earnings” and “specified percentage” participation level as defined in the plan, subject to a vesting schedule that may vary for each participant.  The benefit is payable for a 15-year period following the participant’s termination of employment due to retirement, disability or death.  In addition, the monthly retirement benefit for each participant, regardless of age, becomes fully vested and the present value of that benefit is paid to each participant in a lump sum upon a change in control of the Company as defined in the plan.  The SRIP is unfunded and all benefits are payable solely from our general assets. The plan liability is based on the aggregate actuarial present value of the vested benefits to which participating employees are currently entitled, but based on the employees’ expected dates of separation or retirement. No employees have been added to the plan since 2008 and we do not expect to add additional employees in the future, due to changes in our compensation philosophy, which emphasizes more performance-based compensation measures in total management compensation.

Summarized plan information as of each fiscal year-end (the measurement date) is as follows:

	Fifty-Two	Fifty-Two
	Weeks Ended	Weeks Ended
	January 31,	February 1,
	2016	2015
Change in benefit obligation:
Beginning projected benefit obligation	$8,385	$7,662
Service cost	406	102
Interest cost	289	339
Benefits paid	(354)	(354)
Actuarial (gain) loss	(573)	636
Ending projected benefit obligation (funded status)	$8,153	$8,385

Accumulated benefit obligation	$7,446	$7,373

Discount rate used to value the ending benefit obligations:	4.25%	3.5%

Amount recognized in the consolidated balance sheets:
Current liabilities (Accrued salaries, wages and benefits line)	$354	$354
Non-current liabilities (Deferred compensation line*)	7,799	8,031
Total	$8,153	$8,385

Notes to Consolidated Financial Statements - Continued
 (Tables in thousands, except per share data)

*Total Deferred Compensation in the Long-Term Liabilities section of our Consolidated Balance Sheets is $8.4 million at January 31, 2016 and $8.3 million at February 1, 2015. These totals include the SRIP amounts shown in the table above, as well as additional long-term compensation-related items unrelated to our SRIP.

	Fifty-Two	Fifty-Two	Fifty-Two
	Weeks Ended	Weeks Ended	Weeks Ended
	January 31,	February 1,	February 2,
	2016	2015	2014
Net periodic benefit cost
Service cost	$406	$102	$256
Interest cost	289	339	292
Net loss (gain)	178	(51)	(106)
Net periodic benefit cost	$873	$390	$442

Other changes recognized in accumulated other comprehensive income
Net (gain) loss arising during period	(574)	636	57
(Loss) gain	(178)	51	106
Total recognized in other comprehensive (income) loss	(752)	687	163

Total recognized in net periodic benefit cost and accumulated other comprehensive income	$121	$1,077	$605

Assumptions used to determine net periodic benefit cost:
Discount rate (Moody's Composite Bond Rate)	3.5%	4.5%	4.0%
Increase in future compensation levels	4.0%	4.0%	4.0%

Estimated Future Benefit Payments:
Fiscal 2017	$354
Fiscal 2018	530
Fiscal 2019	530
Fiscal 2020	795
Fiscal 2021	795
Fiscal 2022 through Fiscal 2026	4,376

The decrease in the net loss recognized in other accumulated comprehensive income was primarily due to an increase in the discount rate from 3.5% at February 1, 2015 to 4.25% at January 31, 2016. The discount rate utilized in each period was the Annualized Moody’s Composite Bond Rate rounded to the nearest 0.25%.

Increasing the SRIP discount rate by 1% would decrease the projected benefit obligation at January 31, 2016 by approximately $610,000. Similarly, decreasing the discount rate by 1% would increase the projected benefit obligation at January 31, 2016 by $688,000.

At January 31, 2016, the actuarial gains related to this plan amounted to $139,000, net of tax of ($79,000). At February 1, 2015, the actuarial losses related to this plan amounted to ($335,000), net of tax of $198,000. The estimated prior service (cost) credit and actuarial gain (loss) that will be amortized from accumulated other comprehensive income into net periodic benefit cost over fiscal 2017 are $0 and $73,000, respectively.

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

Notes to Consolidated Financial Statements - Continued
 (Tables in thousands, except per share data)

Performance Grants
The Compensation Committee of our Board of Directors annually awards performance grants to certain senior executives under the Company’s Stock Incentive Plan. Payments under these awards are based on our achieving specified performance targets during a designated performance period. Generally, each executive must remain continuously employed with the Company through the end of the performance period. Typically, performance grants can be paid in cash, shares of the Company’s common stock, or both, at the discretion of the Compensation Committee at the time payment is made.

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

During fiscal 2013, the Compensation Committee awarded performance grants for the 2014 fiscal year. The 2014 awards had a three-year performance period that ended on January 15, 2016. The performance criteria for these awards were met and were paid in April 2016. During fiscal 2015 and fiscal 2016, the Compensation Committee awarded performance grants for the 2015 and 2016 fiscal years that have three-year performance periods ending on January 29, 2017 and January 28, 2018. The following amounts were accrued in our consolidated balance sheets as of the fiscal period-end dates indicated:

	January 31,	February 1,
	2016	2015
Performance grants
Fiscal 2013 grant (Current liabilities, Accrued wages, salaries and benefits)	$-	$689
Fiscal 2014 grant (Current liabilities, Accrued wages, salaries and benefits)	619	195
Fiscal 2015 grant (Non-current liabilities, Deferred compensation)	429	86
Fiscal 2016 grant (Non-current liabilities, Deferred compensation)	129	-
Total performance grants accrued	$1,177	$970

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

We account for restricted stock awards as “non-vested equity shares” until the awards vest or are forfeited. Restricted stock awards to non-employee directors and certain other management employees vest if the director/employee remains on the board/employed through a 36-month service period for shares and may vest earlier upon certain events specified in the plan.  For shares issued to non-employee directors during fiscal 2016 and after, there is a 12-month service period.  The fair value of each share of restricted stock is the market price of our common shares on the grant date. The weighted average grant-date fair values of restricted stock awards issued during fiscal year 2016 were $25.72, $26.09 and $21.44, during 2015 were $15.96 and $13.86 per share, and in 2014 and 2013 was $15.96 and $10.38 per share, respectively.

Notes to Consolidated Financial Statements - Continued
 (Tables in thousands, except per share data)

The restricted stock awards outstanding as of January 31, 2016 had an aggregate grant-date fair value of $476,000, after taking vested and forfeited restricted shares into account.  As of January 31, 2016, we have recognized non-cash compensation expense of approximately $274,000 related to these non-vested awards and $626,000 for awards that have vested.  The remaining $202,000 of grant-date fair value for unvested restricted stock awards outstanding at January 31, 2016 will be recognized over the remaining vesting periods for these awards.

For each restricted stock issuance, the following table summarizes restricted stock activity, including the weighted average issue price of those shares on the grant date, the fair value of each grant of restricted stock on the grant date, compensation expense recognized for the unvested shares of restricted stock for each grant and the remaining fair value of the unvested shares of restricted stock for each grant as of January 31, 2016:

	Whole	Grant-Date	Aggregate	Compensation	Grant-Date Fair Value
	Number of	Fair Value	Grant-Date	Expense	Unrecognized At
	Shares	Per Share	Fair Value	Recognized	January 31, 2016
Previous Awards (vested)				$626

Restricted shares Issued on June 7, 2013	6,876	$15.96	110	80	10
Forfeited	(1,269)	$15.96	(20)	-	-
Balance	5,607		90	80	10

Restricted shares Issued on June 4, 2014	1,624	$13.86	23	13	10

Restricted shares Issued on June 10, 2014	8,385	$15.96	133	61	49
Forfeited	(1,434)	$15.96	(23)	-	-
Balance	6,951		110	61	49

Restricted shares Issued on April 6, 2015	5,741	$21.44	123	34	89

Restricted shares Issued on June 9, 2015	4,302	$26.09	112	75	37

Restricted shares Issued on July 21, 2015	694	$25.72	18	11	7

Awards outstanding at January 31, 2016:	24,919		$476	$274	$202

Notes to Consolidated Financial Statements - Continued
 (Tables in thousands, except per share data)

We have awarded time-based restricted stock units to certain senior executives since 2011. Each restricted stock unit, or “RSU”, entitles the executive to receive one share of the Company’s common stock if he remains continuously employed with the Company through the end of a three-year service period. The RSUs may be paid in shares of the Company’s common stock, cash or both, at the discretion of the Compensation Committee. The RSUs are accounted for as “non-vested stock grants.” Similar to the restricted stock grants issued to our non-employee directors, RSU compensation expense is recognized ratably over the applicable service period. However, unlike restricted stock grants, no shares are issued, or other payment made, until the end of the applicable service period (commonly referred to as “cliff vesting”) and grantees are not entitled to receive dividends on their RSUs during that time. The fair value of each RSU is the market price of a share of our common stock on the grant date, reduced by the present value of the dividends expected to be paid on a share of our common stock during the applicable service period, discounted at the appropriate risk-free rate. The following table presents RSU activity for the years ended January 31, 2016 and February 3, 2013, adjusted for forfeitures (as there were not RSU activities for the fiscal year ended February 2, 2014):

	Whole	Grant-Date	Aggregate	Compensation	Grant-Date Fair Value
	Number of	Fair Value	Grant-Date	Expense	Unrecognized At
	Units	Per Unit	Fair Value	Recognized	January 31, 2016
Previous Awards (vested)				$305

RSUs Awarded on April 15, 2014	7,322	$12.91	95	63	32
RSUs Awarded on April 6, 2015	5,518	$17.52	97	27	70

Awards outstanding at January 31, 2016:	12,840		$192	$90	$102

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

	January 31,	February 1,	February 2,
	2016	2015	2014

Restricted shares	24,919	27,458	28,614
Restricted stock units	12,840	24,546	32,353
	37,759	52,004	60,967

All restricted shares awarded that have not yet vested are considered when computing diluted earnings per share.  Unlike the restricted stock grants issued to our non-employee directors, the transfer of ownership of common shares issued under our RSUs, if any,  occurs after the three-year vesting period; however, RSUs are also considered when computing diluted earnings per share.

Notes to Consolidated Financial Statements - Continued
 (Tables in thousands, except per share data)

The following table sets forth the computation of basic and diluted earnings per share:

	Fifty-Two	Fifty-Two	Fifty-Two
	Weeks Ended	Weeks Ended	Weeks Ended
	January 31,	February 1,	February 2,
	2016	2015	2014

Net income	$16,185	$12,578	$7,929
Less: Dividends on unvested restricted shares	11	11	12
Net earnings allocated to unvested restricted stock	40	33	22
Earnings available for common shareholders	$16,134	$12,534	$7,895

Weighted average shares outstanding for basic earnings per share	10,779	10,736	10,722
Dilutive effect of unvested restricted stock awards	28	35	30
Weighted average shares outstanding for diluted earnings per share	10,807	10,771	10,752

Basic earnings per share	$1.50	$1.17	$0.74

Diluted earnings per share	$1.49	$1.16	$0.74

We completed the acquisition of substantially all of the assets of Home Meridian International subsequent to the end of our 2016 fiscal year on February 1, 2016. Upon completion, we issued 716,910 shares of our common stock to designees of Home Meridian as partial consideration for the acquisition.

NOTE 13 – INCOME TAXES

Our provision for income taxes was as follows for the periods indicated:

	Fifty-Two	Fifty-Two	Fifty-Two
	Weeks Ended	Weeks Ended	Weeks Ended
	January 31,	February 1,	February 2,
	2016	2015	2014
Current expense
Federal	$7,196	$6,024	$3,755
Foreign	41	40	41
State	771	635	403
Total current expense	8,008	6,699	4,199

Deferred taxes
Federal	244	97	214
State	22	24	126
Total deferred taxes	266	121	340
Income tax expense	$8,274	$6,820	$4,539

Total tax expense for fiscal 2016 was $8.6 million, of which $8.3 million was allocated to continuing operations and $277,000 was allocated to other comprehensive income. Total tax expense for fiscal 2015 was $6.6 million, of which $6.8 million was allocated to continuing operations and $254,000 benefit was allocated to other comprehensive income. Total tax expense for fiscal 2014 was $4.5 million, of which $4.5 million was allocated to continuing operations and $59,000 benefit was allocated to Other Comprehensive Income.

Notes to Consolidated Financial Statements - Continued
 (Tables in thousands, except per share data)

The effective income tax rate differed from the federal statutory tax rate as follows for the periods indicated:

	Fifty-Two	Fifty-Two	Fifty-Two
	Weeks Ended	Weeks Ended	Weeks Ended
	January 31,	February 1,	February 2,
	2016	2015	2014

Income taxes at statutory rate	35.0%	35.0%	34.0%
Increase (decrease) in tax rate resulting from:
State taxes, net of federal benefit	2.1	2.0	2.1
Domestic Production Deduction	(0.6)	-	-
Officer's life insurance	(1.1)	(1.2)	(1.8)
Other, net	(1.6)	(0.6)	2.1
Effective income tax rate	33.8%	35.2%	36.4%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities for the period indicated were:

	January 31,	February 1,
	2016	2015
Assets
Deferred compensation	$4,345	$4,120
Allowance for bad debts	380	492
State income taxes	43	8
Property, plant and equipment	-	405
Intangible assets	703	524
Charitable contribution carryforward	-	246
Inventories	158	-
Other	378	404
Total deferred tax assets	6,007	6,199
Valuation allowance	-	-
	6,007	6,199
Liabilities
Employee benefits	256	362
Inventories	-	143
Property, plant and equipment	321	-
Total deferred tax liabilities	577	505
Net deferred tax asset without AOCI	5,430	5,694

Deferred tax asset (liability) in AOCI	(80)	198
Total net deferred tax asset	$5,350	$5,892

At January 31, 2016 and February 1, 2015 our net deferred tax asset was $5.4 million and $5.9 million, respectively. We expect to fully realize the benefit of the deferred tax assets in future periods when the amounts become deductible.

Notes to Consolidated Financial Statements - Continued
 (Tables in thousands, except per share data)

At February 1, 2015, we had an uncertain tax position of $284,000 related to our investment in a captive insurance arrangement. The reserve decreased to $74,000 at January 31, 2016.  Also, at February 1, 2015, we had a reserve of $142,000 for an uncertain tax position related to the use of state loss carryforwards in our tax returns. The balance of this reserve was $147,000 at January 31, 2016. We expect $55,000 of this uncertain tax position to be settled during the next twelve months.

Current accounting standards prescribe a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  The guidance also addresses de-recognition, classification, interest and penalties, accounting in interim periods and disclosures.

A reconciliation of the beginning and ending amount of total unrecognized tax benefits for the fiscal years ended January 31, 2016 and February 1, 2015 are as follows:

	January 31,	February 1,
	2016	2015

Balance, beginning of year	$482	$359
Increase related to prior year tax positions	-	75
Decrease related to prior year tax positions	(203)	-
Increase related to current year tax positions	-	48
Balance, end of year	$279	$482

The net unrecognized tax benefits as of January 31, 2016, which, if recognized, would affect our effective tax rate are $221,000. We expect that $74,000 of gross unrecognized tax benefits will decrease within the next year.

We have elected to classify interest and penalties recognized with respect to unrecognized tax benefits as income tax expense.  Interest expense of $12,000 and $26,000 was accrued as of January 31, 2016 and February 1, 2015, respectively.

Tax years ending January 30, 2013, through January 31, 2016 remain subject to examination by federal and state taxing authorities. An examination of the fiscal 2013 with federal taxing authorities was completed during fiscal 2016 with no changes. An examination of our North Carolina state tax returns for fiscal year 2012 and 2013 is underway with the North Carolina Department of Revenue.

Notes to Consolidated Financial Statements - Continued
 (Tables in thousands, except per share data)

NOTE 14 – SEGMENT INFORMATION

For financial reporting purposes, we are organized into three operating segments – casegoods furniture, upholstered furniture and an “All Other” segment, which includes H Contract and Homeware. The following table presents segment information for the periods, and as of the dates, indicated:

	Fifty-Two Weeks Ended		Fifty-Two Weeks Ended		Fifty-Two Weeks Ended
	January 31, 2016		February 1, 2015		February 2, 2014
		% Net		% Net		% Net
Net Sales		Sales		Sales		Sales
Casegoods	$155,106	62.8%	$153,882	63.0%	$143,802	63.0%
Upholstery	84,090	34.0%	86,362	35.3%	83,027	36.4%
All other	8,033	3.3%	5,025	2.1%	1,487	0.7%
Intercompany eliminations	(230)		(919)		(23)
Consolidated	$246,999	100.0%	$244,350	100.0%	$228,293	100.0%

Gross Profit
Casegoods	$47,558	30.7%	$44,868	29.2%	$38,762	27.0%
Upholstery	18,852	22.4%	16,489	19.1%	15,393	18.5%
All other	2,252	28.0%	1,465	29.2%	588	39.5%
Intercompany eliminations	26		(22)		(18)
Consolidated	$68,688	27.8%	$62,800	25.7%	$54,725	24.0%

Operating Income
Casegoods	$18,509	11.9%	$17,286	11.2%	$12,150	8.4%
Upholstery	6,020	7.2%	2,871	3.3%	1,913	2.3%
All other	(293)	-3.6%	(1,087)	-21.6%	(1,542)	-103.7%
Intercompany eliminations	26		(22)		(18)
Consolidated	$24,262	9.8%	$19,048	7.8%	$12,503	5.5%

Capital Expenditures
Casegoods	$2,219		$2,124		$2,489
Upholstery	621		830		982
All other	7		40		-
Consolidated	$2,847		$2,994		$3,471

Depreciation & Amortization
Casegoods	$1,808		$1,591		$1,551
Upholstery	1,126		1,005		940
All other	12		3		-
Consolidated	$2,946		$2,599		$2,491

	As of January 31,		As of February 1,
	2016	%Total	2015	%Total
Total Assets		Assets		Assets
Casegoods	$146,794	80.8%	$135,403	79.3%
Upholstery	34,010	18.7%	33,788	19.8%
All other	863	0.5%	1,605	0.9%
Intercompany eliminations	(14)		(41)
Consolidated	$181,653	100.0%	$170,755	100.0%

No significant long-lived assets were held outside the United States at either January 31, 2016 or February 2, 2014. International customers accounted for approximately 5% of consolidated invoiced sales in fiscal 2016 and approximately 6% of consolidated net sales in both fiscal 2015 and fiscal 2014.

Notes to Consolidated Financial Statements - Continued
 (Tables in thousands, except per share data)

NOTE 15 – COMMITMENTS, CONTINGENCIES AND OFF BALANCE SHEET ARRANGEMENTS

Customs Penalty

In September 2009, U.S. Customs and Border Protection (“CBP”) issued an audit report asserting that we had not paid all required antidumping duties due with respect to certain bedroom furniture we imported from China. In February 2015, CBP assessed a civil penalty of approximately $2.1 million and unpaid duties of approximately $500,000 on the matter.  In December 2015, in response to our petition to eliminate or modify the assessment, CBP revised the proposed penalty to approximately $1.7 million, while leaving the duty assessment at approximately $500,000.  We continue to assert that no antidumping duties are due and that there is no basis for the imposition of a penalty.  We intend to vigorously defend against the penalty. In the opinion of management, the ultimate disposition of this matter will not have a material adverse effect on our consolidated financial position, results of operations, or liquidity.

Commitments and Off Balance Sheet Arrangements

We lease warehousing facilities, showroom space and office equipment under leases expiring over the next five years.  Rent expense was $3.1 million in fiscal 2016, $2.8 million in fiscal 2015 and $2.3 million in fiscal 2014. Future minimum annual commitments under leases and operating agreements are $3.0 million in fiscal 2017, $1.7 million in fiscal 2018 and $1.4 million in each of fiscal 2019, fiscal 2020 and fiscal 2021.

We had letters of credit outstanding totaling $1.7 million on January 31, 2016.  We utilize letters of credit to collateralize certain imported inventory purchases and certain insurance arrangements.

In the ordinary course of our business, we may become involved in legal proceedings involving contractual and employment relationships, product liability claims, intellectual property rights and a variety of other matters.  We do not believe that any pending legal proceedings will have a material impact on our financial position or results of operations.

Our business is subject to a number of significant risks and uncertainties, including our reliance on offshore sourcing, any of which can adversely affect our business, results of operations, financial condition or future prospects. For a discussion of risks and uncertainties that we face, see “Forward Looking Statements” beginning on page 3 of this report and Item 1A, “Risk Factors” beginning on page 12 of this report.

Notes to Consolidated Financial Statements - Continued
 (Tables in thousands, except per share data)

NOTE 16 – CONCENTRATIONS OF SOURCING RISK

We source imported products through approximately 18 different vendors, from approximately 20 separate factories, located in five countries.  Because of the large number and diverse nature of the foreign factories from which we can source our imported products, we have some flexibility in the placement of products in any particular factory or country.

Factories located in China and Vietnam are a critical resource for Hooker Furniture.  In fiscal year 2016, imported products sourced from China and Vietnam accounted for 68% and 26%, respectively, of import purchases, and the factory in China from which we directly source the most product accounted for 58% of our worldwide purchases of imported product.  A disruption in our supply chain from this factory, or from China or Vietnam in general, could significantly impact our ability to fill customer orders for products manufactured at that factory or in that country.

NOTE 17 – CONSOLIDATED QUARTERLY DATA (Unaudited- see accompanying accountant’s report.)

	Fiscal Quarter
	First	Second	Third	Fourth
2016
Net sales	$60,956	$60,140	$65,338	$60,565
Cost of sales	44,581	44,047	47,173	42,510
Gross profit	16,375	16,093	18,165	18,055
Selling and administrative expenses	11,133	10,234	11,525	11,534
Net income	3,472	3,938	4,630	4,145
Basic earnings per share	$0.32	$0.36	$0.43	$0.38
Diluted earnings per share	$0.32	$0.36	$0.43	$0.38

2015
Net sales	$61,396	$54,883	$63,168	$64,903
Cost of sales	45,786	41,226	47,137	47,401
Gross profit	15,610	13,657	16,031	17,502
Selling and administrative expenses	11,367	10,243	11,148	10,994
Net income	2,804	2,272	3,204	4,298
Basic earnings per share	$0.26	$0.21	$0.30	$0.40
Diluted earnings per share	$0.26	$0.21	$0.30	$0.40

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

Notes to Consolidated Financial Statements - Continued
 (Tables in thousands, except per share data)

NOTE 18 – SUBSEQUENT EVENTS

Acquisition of Home Meridian International

On February 1, 2016, we completed the previously announced acquisition (the “Acquisition”) of substantially all of the assets of Home Meridian International, Inc. (“Home Meridian”) pursuant to the Asset Purchase Agreement into which we and Home Meridian entered on January 5, 2016 (the “Asset Purchase Agreement”). Upon completion, we paid $85 million in cash and issued 716,910 shares of our common stock (the “Stock Consideration”) to designees of Home Meridian as consideration for the Acquisition. The Stock Consideration consisted of (i) 530,598 shares due to the $15 million of consideration payable in shares of our common stock under the Asset Purchase Agreement, and (ii) 186,312 shares issued pursuant to working capital adjustments detailed in the Asset Purchase Agreement. The working capital adjustment was driven by an increase in HMI’s accounts receivable due to strong sales towards the end of 2015. The number of shares of common stock issued at closing for the Stock Consideration was determined by reference to the mean closing price of our common stock for the fifteen trading days immediately preceding the closing date ($28.27). Under the Asset Purchase Agreement, we also assumed certain liabilities of Home Meridian, including approximately $7.8 million of liabilities related to certain retirement plans. The assumed liabilities did not include the indebtedness (as defined in the Asset Purchase Agreement) of Home Meridian.

Also on February 1, 2016, we entered into an amended and restated loan agreement (the “Loan Agreement”) with Bank of America, N.A. (“BofA”) in connection with the completion of this acquisition. The Loan Agreement increases the amount available under our existing unsecured revolving credit facility to $30 million and increases the sublimit of such facility available for the issuance of letters of credit to $4 million. Amounts outstanding under the revolving facility will bear interest at a rate, adjusted monthly, equal to the then current LIBOR monthly rate plus 1.50%. We must also pay a quarterly unused commitment fee that is based on the average daily amount of the facility utilized during the applicable quarter.

The Loan Agreement also provides us with a $41 million unsecured term loan (the “Unsecured Term Loan”) and a $19 million term loan (the “Secured Term Loan”) secured by a security interest in certain Company-owned life insurance policies granted to BofA under a security agreement, dated as of February 1, 2016 (the “Security Agreement”). BofA’s rights under the Security Agreement are enforceable upon the occurrence of an event of default under the Loan Agreement. Any amount borrowed under the Unsecured Term Loan will bear interest at a rate, adjusted monthly, equal to the then current LIBOR monthly rate plus 1.50%. Any amount borrowed under the Secured Term Loan will bear interest at a rate, adjusted monthly, equal to the then current LIBOR monthly rate plus 0.50%. We must repay any principal amount borrowed under Unsecured Term Loan in monthly installments of approximately $490,000, together with any accrued interest, until the full amount borrowed is repaid or until February 1, 2021, at which time all amounts outstanding under the Unsecured Term Loan will become due and payable. We must pay the interest accrued on any principal amount borrowed under the Secured Term Loan on a monthly basis until the full principal amount borrowed is repaid or until February 1, 2021, at which time all amounts outstanding under the Secured Term Loan will become due and payable. We may prepay any outstanding principal amounts borrowed under either the Unsecured Term Loan or the Secured Term Loan in full or in part on any interest payment date without penalty. On February 1, 2016, we borrowed in full the amounts available under the Unsecured Term Loan and the Secured Term Loan in connection with the completion of this acquisition.

The Loan Agreement includes customary representations and warranties and requires us to comply with certain customary covenants, including, among other things, the following financial covenants: (i) maintaining at least a specified minimum level of tangible net worth, (ii) maintaining a ratio of funded debt to EBITDA not exceeding a specified amount and (iii) maintaining a basic fixed charge coverage ratio within a specified range. The Loan Agreement also limits our right to incur other indebtedness and to create liens upon our assets, subject to certain exceptions, among other restrictions. The Loan Agreement does not restrict our ability to pay cash dividends on, or repurchase, shares of our common stock, subject to our compliance with the financial covenants discussed above, if we are not otherwise in default under the Loan Agreement.

Notes to Consolidated Financial Statements - Continued
 (Tables in thousands, except per share data)

Since the closing date we have made unscheduled payments of $5.0 million on the Unsecured Term Loan and $1.8 million on the Secured Term Loan, in addition to the regularly scheduled debt service payments required by the Loan agreement.

Pro forma consolidated net sales and net income for the combined entity are estimated to be $571 million and $22.5 million, respectively, for the year ended January 31, 2016. These pro forma estimates assume the transaction took place on February 2, 2015, the beginning of Hooker Furniture’s 2016 fiscal year, which end on January 31, 2016.  The pro forma net sales and net earnings estimates include estimates for interest expense related to the Bank of America Acquisition Credit Facility and amortization expense of identified intangible assets, net of the elimination of historical amortization of Home Meridian intangible assets. The pro forma net sales and net earnings estimates exclude non-recurring transaction related costs from the statement of operations of both companies and interest expense paid by Home Meridian under its former credit agreement.

Fair Value Estimates of Assets Acquired and Liabilities Assumed

The consideration and components of Hooker Furniture’s initial fair value allocation of the purchase price paid at closing and in the subsequent Net Working Capital Adjustment consisted of the following:

Fair value estimates of assets acquired and liabilities assumed
Purchase price consideration
Cash paid for assets acquired	$85,000
Value of shares issued for assets acquired	15,000
Value of shares issued for excess net working capital	5,267
Cash paid for net working capital adjustment	995

Total purchase price	$106,262

Accounts receivable	$45,360
Inventory	37,607
Prepaid expenses and other current assets	2,045
Property and equipment	5,814
Intangible assets	28,800
Goodwill	21,023
Accounts payable and accrued expenses	(18,948)
Accrued expenses	(6,783)
Pension plan and deferred compensation liabilities	(8,656)

Total purchase price	$106,262

Substantially all of these amounts are subject to subsequent adjustment as we continue to gather information during the measurement period. Certain intangible assets were acquired as part this transaction. Trade names, customer relationships, and order backlog have been assigned preliminary fair values subject to additional analysis during the measurement period.  Some of these intangible assets have been assigned useful lives while others have been determined to be indefinite-lived.

Notes to Consolidated Financial Statements - Continued
 (Tables in thousands, except per share data)

We have not yet determined the composition of our operating segments for the combined entity. We expect to be able to deduct goodwill for income tax purposes; however, book and tax goodwill may differ due to differences in book and tax capitalization rules.

Cash Dividend

On March 1, 2016, our Board of Directors declared a quarterly cash dividend of $0.10 per share, payable on March 31, 2016 to shareholders of record at March 15, 2016.