Form 10-Q
period 2016-05-01
HOOKER FURNITURE CORP
filed 2016-06-10
CIK 1077688

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended May 1, 2016

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

Large accelerated Filer ☐	Accelerated filer ☒
Non-accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of June 3, 2016:

Common stock, no par value	11,556,316
(Class of common stock)	(Number of shares)

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

HOOKER FURNITURE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

As of	May 1,	January 31,
	2016	2016
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$32,354	$53,922
Trade accounts receivable, less allowance for doubtful accounts of $3,464 and $1,032 on each respective date	61,760	28,176
Inventories	77,670	43,713
Prepaid expenses and other current assets	3,694	2,256
Total current assets	175,478	128,067
Property, plant and equipment, net	28,192	22,768
Cash surrender value of life insurance policies (see notes 3 and 8)	22,246	21,888
Deferred taxes	6,633	5,350
Intangible assets (see notes 3 and 9)	27,528	1,382
Goodwill (see notes 3 and 9)	23,398	-
Other assets	2,190	2,198
Total non-current assets	110,187	53,586
Total assets	$285,665	$181,653

Liabilities and Shareholders’ Equity
Current liabilities
Current portion of term loan	$5,816	$-
Trade accounts payable	26,275	9,105
Accrued salaries, wages and benefits	4,771	4,834
Income tax accrual	733	357
Customer deposits	4,069	797
Other accrued expenses	2,435	1,512
Total current liabilities	44,099	16,605
Long term debt (see note 10)	46,234	-
Deferred compensation (see note 11)	10,619	8,409
Pension plan (see note 11)	4,967	-
Income tax accrual	168	166
Other long-term liabilities	1,416	412
Total long-term liabilities	63,404	8,987
Total liabilities	107,503	25,592

Shareholders’ equity
Common stock, no par value, 20,000 shares authorized, 11,556 and 10,818 shares issued and outstanding on each date (see note 4)	39,434	18,667
Retained earnings	138,601	137,255
Accumulated other comprehensive income	127	139
Total shareholders’ equity	178,162	156,061
Total liabilities and shareholders’ equity	$285,665	$181,653

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

HOOKER FURNITURE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Thirteen Weeks Ended
	May 1,	May 3,
	2016	2015

Net sales	$121,831	$60,956

Cost of sales	95,232	44,581

Gross profit	26,599	16,375

Selling and administrative expenses	20,944	11,133
Intangible asset amortization (see notes 3 and 9)	1,654	-

Operating income	4,001	5,242

Other income, net	159	144
Interest expense, net	263	12

Income before income taxes	3,897	5,374

Income tax expense	1,397	1,902

Net income	$2,500	$3,472

Earnings per share
Basic	$0.22	$0.32
Diluted	$0.22	$0.32

Weighted average shares outstanding:
Basic	11,515	10,756
Diluted	11,540	10,781

Cash dividends declared per share	$0.10	$0.10

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

HOOKER FURNITURE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	For the
	Thirteen Weeks Ended
	May 1,	May 3,
	2016	2015

Net Income	$2,500	$3,472
Other comprehensive (loss) income:
Amortization of actuarial (gain) loss	(17)	45
Income tax effect on amortization	5	(17)
Adjustments to net periodic benefit cost	(12)	28

Total comprehensive Income	$2,488	$3,500

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

HOOKER FURNITURE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Thirteen Weeks Ended
	May 1,	May 3,
	2016	2015
Operating Activities:
Net income	$2,500	$3,472
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,785	620
Loss/(Gain) on disposal of assets	(15)	41
Deferred income tax (benefit) expense	(1,276)	826
Noncash restricted stock and performance awards	629	157
Provision for doubtful accounts	16	698
Changes in assets and liabilities:
Trade accounts receivable	13,553	1,224
Inventories	3,649	1,017
Income tax receivable	-	(178)
Gain on life insurance policies	(181)	(173)
Prepaid expenses and other current assets	335	193
Trade accounts payable	(5,615)	(1,869)
Accrued salaries, wages, and benefits	(2,242)	(1,494)
Accrued income taxes	376	(1,368)
Customer deposits	651	58
Other accrued expenses	(639)	154
Deferred compensation	(25)	146
Other long-term liabilities	(40)	15
Net cash provided by operating activities	$14,461	$3,539

Investing Activities:
Acquisition of Home Meridian	$(86,062)	$-
Purchases of property and equipment	(703)	(428)
Proceeds received on notes for sale of assets	26	7
Premiums paid on life insurance policies	(174)	(168)
Net cash used in investing activities	(86,913)	(589)

Financing Activities:
Proceeds from long-term debt	$60,000	$-
Payments for long-term debt	(7,797)	-
Debt issuance cost	(165)	-
Cash dividends paid	(1,154)	(1,079)
Net cash provided by (used in) financing activities	50,884	(1,079)

Net (decrease) increase in cash and cash equivalents	(21,568)	1,871
Cash and cash equivalents - beginning of year	53,922	38,663
Cash and cash equivalents - end of quarter	$32,354	$40,534

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$2,308	$2,611
Cash paid for interest, net	164	9
Non-cash transactions:
Acquisition cost paid in common stock	$20,267	$-
Increase in property and equipment through accrued purchases	44	-

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

HOOKER FURNITURE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar and share amounts in tables, except per share amounts, in thousands unless otherwise indicated)
(Unaudited)
For the Thirteen Weeks Ended May 1, 2016

1.	Preparation of Interim Financial Statements

The condensed consolidated financial statements of Hooker Furniture Corporation and subsidiaries (referred to as “we,” “us,” “our,” “Hooker” or the “Company”) have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”).  In the opinion of management, these statements include all adjustments necessary for a fair statement of the results of all interim periods reported herein.  All such adjustments are of a normal recurring nature.  Certain information and footnote disclosures prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) are condensed or omitted pursuant to SEC rules and regulations.  However, we believe that the disclosures made are adequate for a fair presentation of our results of operations and financial position.  These financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in our annual report on Form 10-K for the fiscal year ended January 31, 2016 (“2016 Annual Report”). The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect both the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from our estimates. Operating results for the interim periods reported herein may not be indicative of the results expected for the fiscal year.

References in this document to “HMI” refer to Home Meridian International, the counter-party to the asset purchase agreement we entered into on January 6, 2016. References in this document to “Home Meridian” or “Home Meridian segment” refer to the newly acquired business operations and operating segment that was created upon the closing of the asset purchase agreement on February 1, 2016.

On February 1, 2016, we acquired substantially all of the assets and assumed certain liabilities of Home Meridian International, Inc. (“HMI”) for $86 million in cash and the issuance of 716,910 of our common stock valued at $20.3 million (such numbers include agreed upon post-closing working capital adjustments). Based on the way we manage, evaluate and internally report our operations, we determined that Home Meridian’s newly acquired operations will be reported as a separate operating segment. See notes 3 and 13 for additional details on the acquisition and our operating segments. The results of operations of Home Meridian are included in our results of operations beginning on February 1, 2016, the first day of our 2017 fiscal year. Conversely, since the acquisition was completed on the first day of the current fiscal year, comparable prior-year information for the Home Meridian segment is not included in the financial statements presented in this report. The acquisition is discussed in greater detail below in Note 3 Acquisition.

We adopted Accounting Standard’s Update (“ASU”) No. 2015-03, "Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs" in the first quarter of fiscal 2017. Prior to the issuance of this standard, debt issuance costs were required to be recorded as assets on the balance sheet. This update requires that debt issuance costs related to a debt liability be presented on the balance sheet as a direct deduction from the carrying amount of the debt liability, consistent with debt discounts. This update does not change the recognition and measurement of debt issuance costs. Prior to the recent Home Meridian acquisition, we had no outstanding debt. Consequently, there are no costs to reclassify as a result of the adoption of this standard. However, we capitalized debt issuance costs related to the recent acquisition of the Home Meridian business during the fiscal 2017 first quarter and those unamortized costs are netted against our outstanding debt on our condensed consolidated balance sheets.

We adopted ASU No. 2015-16, "Business Combinations (Topic 805) Simplifying the Accounting for Measurement Period Adjustments", in the first quarter of fiscal 2017. This update requires that an acquirer in a business combination recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The effect on earnings of any changes in the provisional amounts must be calculated as if they occurred as of the acquisition date. The update also requires the acquirer to disclose the portion of the effect on earnings that would have been recorded in previous reporting periods if the adjustments to the provisional amounts had been recognized as of the acquisition date. This update must be adopted prospectively and may be early adopted for financial statements that had not been issued before the update's issuance date. The adoption of the update did not have a material effect on our Condensed Consolidated Income Statements in the fiscal 2017 first quarter but may in future quarters as management’s estimates and appraisals related to the Home Meridian acquisition are finalized.

2. Fiscal Periods

The financial statements contained herein are being filed as part of a quarterly report on Form 10-Q covering the thirteen-week period (also referred to as “three months,” “three-month period,” “quarter,” “first quarter” or “quarterly period”) that began February 1, 2016 and ended May 1, 2016.  These financial statements also include the thirteen-week period that began February 2, 2015 and ended May 3, 2015.

References in these notes to the condensed consolidated financial statements of the Company to:

▪	the 2017 fiscal year and comparable terminology mean the fiscal year that began February 1, 2016 and will end January 29, 2017; and

▪	the 2016 fiscal year and comparable terminology mean the fiscal year that began February 2, 2015 and ended January 31, 2016.

3. Acquisition

On February 1, 2016, we completed the previously announced acquisition (the “Acquisition”) of substantially all of the assets of Home Meridian International, Inc. (“HMI”) pursuant to the Asset Purchase Agreement into which we and HMI entered on January 5, 2016 (the “Asset Purchase Agreement”). Upon completion and including post-closing working capital adjustments, we paid $86 million in cash and issued 716,910 shares of our common stock (the “Stock Consideration”) to designees of HMI as consideration for the Acquisition. The Stock Consideration consisted of (i) 530,598 shares due to the $15 million of consideration payable in shares of our common stock under the Asset Purchase Agreement, and (ii) 186,312 shares issued pursuant to working capital adjustments detailed in the Asset Purchase Agreement. The working capital adjustment was driven by an increase in HMI’s accounts receivable due to strong sales towards the end of calendar 2015. The number of shares of common stock issued at closing for the Stock Consideration was determined by reference to the mean closing price of our common stock for the fifteen trading days immediately preceding the closing date ($28.27). Under the Asset Purchase Agreement, we also assumed certain liabilities of HMI, including approximately $7.8 million of liabilities related to certain retirement plans. The assumed liabilities did not include the indebtedness (as defined in the Asset Purchase Agreement) of HMI.
Also on February 1, 2016, we entered into an amended and restated loan agreement (the “Loan Agreement”) with Bank of America, N.A. (“BofA”) in connection with the completion of the Acquisition. The Loan Agreement increases the amount available under our existing unsecured revolving credit facility to $30 million and increases the sublimit of such facility available for the issuance of letters of credit to $4 million. The Loan Agreement also provided us with a $41 million unsecured term loan (the “Unsecured Term Loan”) and a $19 million term loan (the “Secured Term Loan”) secured by a security interest in certain Company-owned life insurance policies granted to BofA under a security agreement, dated as of February 1, 2016 (the “Security Agreement”). On February 1, 2016, we borrowed in full the amounts available under the Unsecured Term Loan and the Secured Term Loan in connection with the completion of the Acquisition. For additional details regarding the Loan Agreement, see Note 9 Long Term Debt, below.
In accordance with FASB Accounting Standards Codification 805, Business Combinations, the Acquisition has been accounted for using the acquisition method of accounting. We recorded assets acquired, including identifiable intangible assets, and liabilities assumed, from HMI at their respective fair values at the date of completion of the Acquisition.  Any excess of the purchase price over the net fair value of such assets and liabilities will be recorded as goodwill.

The following table summarizes the preliminary estimates of the fair values of the identifiable assets acquired and liabilities assumed in the Acquisition as of May 1, 2016. The preliminary estimates of fair value of identifiable assets acquired and liabilities assumed are subject to revisions, which may result in adjustments to the preliminary values presented below, when management’s appraisals and estimates are finalized.

Fair value estimates of assets acquired and liabilities assumed
Purchase price consideration
Cash paid for assets acquired, including working capital adjustment	$86,062
Value of shares issued for assets acquired	15,000
Value of shares issued for excess net working capital	5,267

Total purchase price	$106,329

Accounts receivable	$46,210
Inventory	37,606
Prepaid expenses and other current assets	1,776
Property and equipment	5,801
Intangible assets	27,800
Goodwill	23,398
Accounts payable	(22,681)
Accrued expenses	(4,861)
Pension plan liabilities and deferred compensation balances	(8,720)

Total purchase price	$106,329

Property and equipment were recorded at fair value and primarily consist of leasehold improvements and will be amortized over their estimated useful lives.

Goodwill is calculated as the excess of the purchase price over the net assets acquired. The goodwill recognized is attributable to growth opportunities and expected synergies. All but $1.5 million in goodwill will be deductible for income tax purposes.

Intangible assets, net, consist of three separately identified assets:

▪	Home Meridian tradenames of $11.6 million consisting of:
o
Indefinite-lived intangible assets with an aggregate fair value of $11.4 million. The tradenames are not subject to amortization, but will be evaluated annually and as circumstances dictate, for impairment; and

o	Definite-lived intangible assets with an aggregate fair value of $200,000, which we expect to amortize over an eight-year period.
▪
Home Meridian customer relationships which are definite-lived intangible assets with an aggregate fair value of $14.4 million. The customer relationships are amortizable and will be amortized over a period of eleven years; and

▪
Home Meridian order backlog which is a definite-lived intangible assets with an aggregate fair value of $1.8 million which we will amortize over five months, with most of the expense recognized in the fiscal 2017 first quarter.

The allocation of the purchase price to intangible assets, as well as their estimated useful lives, is preliminary and may be adjusted.

We also assumed the net liability for Home Meridian’s legacy pension plans of $8.7 million, which was based on an actuarial valuation performed on February 2, 2016. The market value of pension plan assets, primarily consisting of mutual funds, was $11.6 million on February 2, 2016. Components of net periodic benefit cost for these plans are based on annual actuarial valuations and are included in our condensed consolidated statements of income under selling and administrative expenses.

The following unaudited consolidated pro forma summary has been prepared by adjusting our historical data to give effect to the Acquisition as if it had occurred on February 1, 2015:

	13 Weeks Ended
(in millions except per share data)	May 1, 2016	May 3, 2015
		(Pro forma)
Net Sales	$121,831	$125,800
Net Income	2,500	2,690
Basic EPS	$0.22	$0.23
Diluted EPS	$0.22	$0.23

The unaudited consolidated pro forma financial information was prepared in accordance with existing standards and is not necessarily indicative of the results of operations that would have occurred if the Acquisition had been completed on the date indicated, nor is it indicative of our future operating results.

Material non-recurring adjustments excluded from the pro forma financial information in the table above consist of amortization of intangible assets, elimination of transaction related costs and an adjustment of the interest rate on short and long term debt to reflect the interest rates in the Company’s amended credit facility.

The unaudited pro forma results do not reflect events that either have occurred or may occur after the Acquisition, including, but not limited to, the anticipated realization of savings from operating synergies in subsequent periods. They also do not give effect to certain charges that we expect to incur in connection with the Acquisition, including, but not limited to, additional professional fees, employee integration, retention, potential asset impairments and accelerated depreciation and amortization.

We have incurred approximately $1.0 million in Acquisition related costs so far in fiscal 2017 and expect to incur an additional $400,000 during the remainder of fiscal 2017. These expenses are included in the “Selling and administrative expenses” line of our condensed consolidated statements of income.

4. Shareholders’ Equity

The number of shares and the amount of common stock outstanding changed materially from the end of the 2016 fiscal year, as a result of issuing 716,910 shares of common stock to the designees of HMI as partial consideration for the Acquisition. The table below reconciles the number of shares and amounts of common stock outstanding from our most recent fiscal year end to the end of the fiscal 2017 first quarter. The table shows the effects of the Acquisition issuance, as well as other activity in the common stock account unrelated to the Acquisition.

	Common Stock
	Shares	Amount

Oustanding shares January 31, 2016	10,818	$18,667
Shares issued for Acquisition	717	20,267
Restricted share grants	21	413
Restricted stock compensation costs	-	87
Oustanding shares May 1, 2016	11,556	$39,434

5. Accounts Receivable

	May 1,	January 31,
	2016	2016

Trade accounts receivable	$61,344	$25,520
Receivable from factor	3,880	3,688
Allowance for doubtful accounts	(3,464)	(1,032)
Accounts receivable	$61,760	$28,176

“Receivable from factor” represents amounts due with respect to factored accounts receivable. Under our current factoring agreement, which continues to serve Bradington-Young (BY), invoices for domestically produced BY upholstery products are generated and transmitted to our customers, with copies to the factor on a daily basis, as products are shipped to our customers. The factor collects the amounts due and remits collected funds to us semi-weekly, less factoring fees. We retain ownership of the accounts receivable until the invoices are 90 days past due. At that time, the factor pays us the net invoice amount, less factoring fees, and takes ownership of the accounts receivable. The factor is then entitled to collect the invoices on its own behalf and retain any subsequent remittances. The invoiced amounts are reported as accounts receivable on our condensed consolidated balance sheets, generally from the date the merchandise is shipped to our customer until payment is received from the factor.

A limited number of our accounts receivable for our domestically produced upholstery are factored with recourse to us. The amounts of these receivables at May 1, 2016 and January 31, 2016 were $275,000 and $255,000, respectively. If the factor is unable to collect the amounts due, invoices are returned to us for collection. We include an estimate of potentially uncollectible receivables in our calculation of our allowance for doubtful accounts.

6.	Inventories

	May 1,	January 31,
	2016	2016
Finished furniture	$88,881	$55,120
Furniture in process	960	727
Materials and supplies	8,181	7,994
Inventories at FIFO	98,022	63,841
Reduction to LIFO basis	(20,352)	(20,128)
Inventories	$77,670	$43,713

7. Property, Plant and Equipment

	Depreciable Lives	May 1,	Jan 31,
	(In years)	2016	2016

Buildings and land improvements	15 - 30	$22,946	$22,777
Computer software and hardware	3 - 10	18,460	16,137
Machinery and equipment	10	5,302	4,864
Leasehold improvements	5	9,085	2,817
Furniture and fixtures	3 - 8	2,274	1,453
Other	5	555	546
Total depreciable property at cost		58,622	48,594
Less accumulated depreciation		33,276	27,739
Total depreciable property, net		25,346	20,855
Land		1,067	1,067
Construction-in-progress		1,779	846
Property, plant and equipment, net		$28,192	$22,768

At May 1, 2016, construction-in-progress consisted of approximately $541,000 of expenditures related to our ongoing Enterprise Resource Planning (“ERP”) conversion efforts and approximately $1.2 million of expenditures related to various other projects to enhance our facilities and operations.

8. Fair Value Measurements

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

As of May 1, 2016 and January 31, 2016, Company-owned life insurance was measured at fair value on a recurring basis based on Level 2 inputs. The fair value of the Company-owned life insurance is determined by inputs that are readily available in public markets or can be derived from information available in publicly quoted markets. Additionally, the fair value of the Company-owned life insurance is marked to market each reporting period and any change in fair value is reflected in income for that period. The majority of our Company-owned life insurance policies are pledged as collateral for the secured term loan (which had a balance of $17.2 million balance at May 1, 2016) that is part of our original $90 million credit facility related to the Home Meridian acquisition (described in Note 10. “Debt” below).
As of May 1, 2016, a mortgage note receivable (related to the previously announced sale of our Cloverleaf facility during the fiscal 2015 first quarter) was measured at fair value on a non-recurring basis using Level 3 inputs. The note receivable was recorded at approximately $1.6 million, which was the face value of the note issued for the mortgage. The carrying value of the note receivable is assumed to approximate its fair value. We measure the probability to collect amounts due to us under this note receivable primarily based on the buyer’s payment history. Specifically, we consider the buyer’s adherence to the contractual payment terms for both the timeliness and payment amounts. Should it become probable that we would be unable to collect all amounts due according to the contractual terms of the underlying loan agreement, we would measure the note for impairment and record a valuation allowance against the note receivable, if needed, with the related expense charged to income for that period. The current portion of this note receivable is included on the “Prepaid expenses and other current assets” line of our condensed consolidated balance sheets. The non-current portion of this note receivable is included in the “Other assets” line of our condensed consolidated balance sheets.
As of May 1, 2016, the assets of the Home Meridian segment’s legacy Pension Plan (the “Plan”) were measured at fair value on a recurring basis based on Level 1 inputs. Pension plan assets, held in a trust account by the Plan’s trustee, primarily consist of a wide-range of mutual fund asset classes, including domestic and international equities, fixed income securities such as corporate bonds, mortgage-backed securities, real estate investments and U.S. Treasuries. As of the February 2, 2016, the date of the latest actuarial valuation, Plan assets were netted against the Plan’s Projected Benefit Obligation (“PBO”) on that date to determine the Plan’s funded status. Since the PBO exceeded the market value of the Plan’s assets, the funded status is recorded in our condensed consolidated balance sheets as a net liability. At May 1, 2016, the net liability for this plan was $6.2 million, with $1.2 million of that amount (representing expected benefit payments over the next twelve months) included in the “Accrued salaries, wages and benefits” line of our condensed consolidated balance sheets and $5.0 million shown on the “Pension Plan” line of our condensed consolidated balance sheets.  The market value of pension plan assets shown below are as of February 2, 2016.  See note 11. “Employee Benefit Plans” for additional information about the Plan.
Our assets measured at fair value on a recurring basis at May 1, 2016 and January 31, 2016, respectively, were as follows:
	Fair value at May 1, 2016*				Fair value at January 31, 2016
Description	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
				(In thousands)
Assets measured at fair value
Company-owned life insurance	$-	$22,246	$-	$22,246	$-	$21,888	$-	$21,888
Mortgage note receivable	-	-	1,573	1,573	-	-	1,575	1,575
Pension plan assets	11,585	-	-	11,585	-	-	-	-

*February 2, 2016 for Pension plan assets

9. Intangible Assets

During the fiscal 2017 first quarter, we recorded both non-amortizable and amortizable intangible assets as a result of our acquisition of Home Meridian on February 1, 2016. The acquisition-related trade names, customer relationships and order backlog have been assigned preliminary fair values subject to additional analysis during the measurement period as we continue to gather information. Details of these new intangible assets, as well as previously recorded intangible assets assigned to our Upholstery and All other operating segments, are as follows:

		May 1,	January 31,
Non-amortizable Intangible Assets	Segment	2016	2016
Goodwill	Home Meridian	$23,398	$-
Trademarks and trade names - Home Meridian	Home Meridian	11,400	-
Trademarks and trade names - Bradington-Young	Upholstery	861	861
Trademarks and trade names - Sam Moore	Upholstery	396	396
URL- Homeware.com	All other	125	125
Total non-amortizable assets		36,180	1,382

All of our amortizable intangible assets are recorded in our Home Meridian segment. The carrying amounts and changes therein of those amortizable intangible assets were as follows:

	Amortizable Intangible Assets
	Customer
	Relationships	Backlog	Trademarks	Totals

Balance at January 31, 2016	$-	$-	$-	$-
Intangibles- HMI acquisition	14,400	1,800	200	16,400
Amortization	(327)	(1,321)	(6)	(1,654)
Balance at May 1, 2016	$14,073	$479	$194	$14,746

The estimated amortization expense associated with our amortizable intangible assets is expected to be as follows:

Fiscal Year	Amount

Remainder of 2017	$1,480
2018	1,334
2019	1,334
2020	1,334
2021	1,334
Thereafter	7,930
$14,746

The expected amortization expense will be approximately $815,000 in the fiscal 2017 second quarter and approximately $335,000 in each of the fiscal 2017 third and fourth quarters.

10. Debt

On February 1, 2016, we entered into an amended and restated loan agreement (the “Loan Agreement”) with Bank of America, N.A. (“BofA”) in connection with the completion of the Home Meridian acquisition. Also on February 1, 2016, we borrowed in full the amounts available under the Unsecured Term Loan (the “Unsecured Term Loan”) and the Secured Term Loan (the “Secured Term Loan”) in connection with the completion of this acquisition.

Details of the individual credit facilities provided for in the Loan Agreement are as follows:

▪
Unsecured revolving line of credit. The Loan Agreement increased the amount available under our existing unsecured revolving credit facility to $30 million and increased the sublimit of the facility available for the issuance of letters of credit to $4 million. Amounts outstanding under the revolving facility bear interest at a rate, adjusted monthly, equal to the then current LIBOR monthly rate plus 1.50%. We must also pay a quarterly unused commitment fee that is based on the average daily amount of the facility utilized during the applicable quarter;

▪
Unsecured Term Loan. The Loan Agreement provided us with a $41 million unsecured term loan (the “Unsecured Term Loan”). Any amount borrowed under the Unsecured Term Loan will bear interest at a rate, adjusted monthly, equal to the then current LIBOR monthly rate plus 1.50%. We must repay any principal amount borrowed under Unsecured Term Loan in monthly installments of approximately $490,000, together with any accrued interest, until the full amount borrowed is repaid or until February 1, 2021, at which time all amounts outstanding under the Unsecured Term Loan will become due and payable; and

▪
Secured Term Loan. The Loan Agreement provided us with a $19 million term loan (the “Secured Term Loan”) secured by a security interest in certain Company-owned life insurance policies granted to BofA under a security agreement, dated as of February 1, 2016 (the “Security Agreement”). Any amount borrowed under the Secured Term Loan will bear interest at a rate, adjusted monthly, equal to the then current LIBOR monthly rate plus 0.50%.We must pay the interest accrued on any principal amount borrowed under the Secured Term Loan on a monthly basis until the full principal amount borrowed is repaid or until February 1, 2021, at which time all amounts outstanding under the Secured Term Loan will become due and payable. BofA’s rights under the Security Agreement are enforceable upon the occurrence of an event of default under the Loan Agreement.

We may prepay any outstanding principal amounts borrowed under either the Unsecured Term Loan or the Secured Term Loan in full or in part on any interest payment date without penalty. Since the closing date we have made unscheduled payments of $5.0 million on the Unsecured Term Loan and $1.8 million on the Secured Term Loan, in addition to the regularly-scheduled debt service payments required by the Loan Agreement.

Additionally, we incurred $165,000 in debt issuance costs in connection with our terms loans. These costs are amortized over the life of the loan using the interest method and are included in the “interest expense” line of our condensed consolidated income statements. Unamortized debt issuance costs are netted against the carrying value of our term loans on our condensed consolidated balance sheets. As of May 1, 2016, unamortized loan costs of $153,000 were netted against the carrying value of our term loans on our condensed consolidated balance sheets.

The Loan Agreement also included customary representations and warranties and requires us to comply with customary covenants, including, among other things, the following financial covenants:

▪	Maintain a tangible net worth of at least:
□	As of the fiscal year-end January 31, 2016, $105.0 million plus 40% of net income before taxes earned in the 2016 fiscal year; and
□	As of the end of each subsequent fiscal year, the minimum tangible net worth required for the prior fiscal year, plus 40% of net income, before taxes, earned in each subsequent fiscal year.
▪	Maintain a ratio of funded debt to EBITDA not exceeding:
□	2.50:1.0 through August 31, 2017;
□	2.25:1.0 through August 31, 2018; and
□	2.00:1.00 thereafter.
▪	A basic fixed charge coverage ratio of at least 1.25:1.00; and
▪
Limit capital expenditures to no more than $15.0 million during any fiscal year with expenditures to acquire fixed assets pursuant to the Acquisition being excluded for the fiscal year in which the Acquisition occurs.

The Loan Agreement also limits our right to incur other indebtedness, make certain investments and create liens upon our assets, subject to certain exceptions, among other restrictions. The Loan Agreement does not restrict our ability to pay cash dividends on, or repurchase, shares of our common stock, subject to our compliance with the financial covenants discussed above, if we are not otherwise in default under the Loan Agreement.

We were in compliance with each of these financial covenants at May 1, 2016 and expect to remain in compliance with existing covenants through fiscal 2017 and for the foreseeable future.

As of May 1, 2016, we had an aggregate $28.2 million available under our revolving credit facility to fund working capital needs. Standby letters of credit in the aggregate amount of $1.8 million, used to collateralize certain insurance arrangements and for imported product purchases, were outstanding under the revolving credit facility as of May 1, 2016.  There were no additional borrowings outstanding under the revolving credit facility on May 1, 2016.  Any principal outstanding under the revolving credit facility is due July 31, 2018.

Approximately $700,000 of the $1.8 million of our outstanding letters of credit relates to a letter of credit provided for our former captive insurance arrangement. That arrangement officially ended during the fiscal 2017 first quarter and we expect the related letter of credit to be released during the fiscal 2017 second quarter.

11.              Employee Benefit Plans

We maintain a supplemental retirement income plan (“SRIP”) for certain former and current executives of Hooker Furniture Corporation. Additionally, we assumed Home Meridian’s pension plan and other retirement plan liabilities upon completion of the Home Meridian acquisition on February 1, 2016. Home Meridian’s legacy pension plan obligations relate to Pulaski Furniture Corporation, one of two entities combined to form HMI. These legacy pension plan obligations include:

▪
the Pulaski Furniture Corporation Supplemental Executive Retirement Plan (“SERP”) for certain former executives. The SERP is an unfunded plan and all benefits are paid solely out of our general assets; and

▪	the Pulaski Furniture Corporation Pension Plan (“Pension Plan”) for former Pulaski Furniture Corporation employees.

The SRIP, SERP and Pension plans are all “frozen” and we do not expect to add additional employees to any of these plans in the future. Pension plan assets include a range of mutual fund asset classes and are measured at fair value using level one inputs, which are quoted prices in active markets.

The consolidated liability for our pension plan obligations at May 1, 2016 and January 31, 2016 were $16.8 million and $8.2 million, respectively, and are shown in our condensed consolidated balance sheets as follows:

	May 1,	January 31,
	2016	2016
Accrued salaries, wages and benefits (current portions)
Hooker SRIP	$354	$354
Home Meridian SERP	262	-
Home Meridian Pension	1,191	-
Total current portion	$1,807	$354

Long-term portions
Hooker SRIP	$7,895	$7,799
Home Meridian SERP	2,169	-
Total deferred compensation*	10,064	7,799
Home Meridian Pension Plan	4,967	-
Total deferred compensation and pension plans	15,031	$7,799

Consolidated pension liabilities	$16,838	$8,153

*Total Deferred Compensation shown in the Long-Term Liabilities section of our Condensed Consolidated Balance Sheets is $10.6 million at May 1, 2016 and $8.4 million at January 31, 2016. These totals include the SRIP and SERP amounts shown in the table above, as well as miscellaneous additional long-term compensation-related items unrelated to these plans.

Components of net periodic benefit cost for the SRIP, SERP and pension plans are included in our condensed consolidated statements of income under selling and administrative expenses.

	Thirteen Weeks Ended
	May 1,	May 3,
	2016	2015
Net periodic benefit costs
SRIP:
Service cost	$94	$101
Interest cost	85	72
Actuarial loss (gain)	(18)	45
Total SRIP	161	218

SERP:
Interest cost	22	-
Total SERP	22	-

Pension Plan:
Interest cost	188	-
Expected return on pension plan assets	(197)
Expected administrative expenses	70	-
Total Pension Plan	60	-

Consolidated net periodic benefit costs	$244	$218

The expected long-term rate of return on Pension Plan assets is 7.0% as of the Plan’s most recent valuation date of February 2, 2016.

We contributed $146,000 in required contributions to the Pension Plan in the fiscal 2017 first quarter and expect to contribute an additional $450,000  in required contributions to the Pension Plan during fiscal 2017, typically once every fiscal quarter. The SRIP and SERP plans are unfunded plans. Consequently, we expect to pay a total of approximately $450,000 in benefit payments from our general assets during the remainder of fiscal 2017 to fund SRIP and SERP payments.

12. Earnings Per Share

We refer you to the discussion of Earnings Per Share in Note 1-Summary of Significant Accounting Policies, in the financial statements included in our 2016 Annual Report, for additional information concerning the calculation of earnings per share.

We have issued restricted stock awards to non-employee members of the board of directors since 2006 and restricted stock units (RSUs) to certain senior executives since fiscal 2012 under the Company’s Stock Incentive Plan. Each RSU entitles an executive to receive one share of the Company’s common stock if the executive remains continuously employed with the Company through the end of a three-year service period. The RSUs may be paid in shares of our common stock, cash or both at the discretion of the Compensation Committee of our board of directors. We expect to continue to grant these types of awards annually in the future. The following table sets forth the number of outstanding restricted stock awards and RSUs, net of forfeitures and vested shares, as of the fiscal period-end dates indicated:

	May 1,	January 31,
	2016	2016

Restricted shares	30	25
Restricted stock units	20	13
	50	38

All restricted shares and RSUs awarded that have not yet vested are considered when computing diluted earnings per share. The following table sets forth the computation of basic and diluted earnings per share:

	Thirteen Weeks Ended
	May 1,	May 3,
	2016	2015

Net income	$2,500	$3,472
Less: Unvested participating restricted stock dividends	3	3
Net earnings allocated to unvested participating restricted stock	6	9
Earnings available for common shareholders	2,491	3,460

Weighted average shares outstanding for basic earnings per share	11,515	10,756
Dilutive effect of unvested restricted stock and RSU awards	25	25
Weighted average shares outstanding for diluted earnings per share	11,540	10,781

Basic earnings per share	$0.22	$0.32

Diluted earnings per share	$0.22	$0.32

The increase in the number of shares is primarily due to the issuance of 716,910 shares of our common stock as a result of the Home Meridian acquisition on February 1, 2016.

13.              Income Taxes

We recorded income tax expense of $1.4 million for the fiscal 2017 first quarter compared to $1.9 million for the comparable prior year period.  The effective tax rates for the fiscal 2017 and 2016 first quarters were 35.8% and 35.4%, respectively.  Our effective tax rate was higher in the fiscal 2017 first quarter as a result of a higher state rate due to the creation of tax nexus in additional states as part of the Home Meridian acquisition as well as the reduced impact of certain permanent differences as a result of the acquisition.

The net unrecognized tax benefits as of May 1, 2016 and January 31, 2016, which, if recognized, would affect our effective tax rate are $168,000 and $221,000, respectively.
Tax years ending February 3, 2013, through January 31, 2016 remain subject to examination by federal and state taxing authorities. An examination of the fiscal 2013 with federal taxing authorities was completed during fiscal 2016 with no changes. An examination of our North Carolina state tax returns for fiscal year 2012 and 2013 was completed during the quarter with no material changes.

14. Segment Information

For financial reporting purposes, we are organized into four operating segments – Hooker Casegoods, Home Meridian, Upholstery and an All Other segment, which includes H Contract and Homeware. Based on the way in which we manage, evaluate and internally report our operations, we determined that Home Meridian’s newly acquired operations will be reported as a separate operating segment. The following table presents segment information for the periods, and as of the dates, indicated:

	Thirteen Weeks Ended
	May 1, 2016		May 3, 2015
		% Net Sales		% Net Sales
Net Sales
Hooker Casegoods	$32,929	27.0%	$38,483	63.1%
Upholstery	21,893	18.0%	21,303	34.9%
Home Meridian	64,976	53.3%	-
All other	2,033	1.7%	1,332	2.2%
Intercompany eliminations	-		(162)
Consolidated	$121,831	100.0%	$60,956	100.0%

Gross Profit & Margin
Hooker Casegoods	$10,154	30.8%	$11,301	29.4%
Upholstery	5,076	23.2%	4,718	22.1%
Home Meridian	10,710	16.5%	-
All other	656	32.3%	351	26.4%
Intercompany eliminations	3		5
Consolidated	$26,599	21.8%	$16,375	26.9%

Operating Income & Margin
Hooker Casegoods	$2,081	6.3%	$4,101	10.7%
Upholstery	1,763	8.1%	1,447	6.8%
Home Meridian	88	0.1%	-
All other	67	3.3%	(311)	-23.3%
Intercompany eliminations	2		5
Consolidated	$4,001	3.3%	$5,242	8.6%

Capital Expenditures
Hooker Casegoods	$380		$369
Upholstery	34		59
Home Meridian	289		-
All other	-		-
Consolidated	$703		$428

Depreciation & Amortization
Hooker Casegoods	$536		$397
Upholstery	229		221
Home Meridian	2,018
All other	2		2
Consolidated	$2,785		$620

	As of May 1, 2016	% Total	As of January 31, 2016	% Total
Total Assets		Assets		Assets
Hooker Casegoods	$122,396	42.8%	$146,794	80.8%
Upholstery	34,561	12.2%	34,010	18.7%
Home Meridian	127,818	44.7%	-	0.0%
All other	902	0.3%	863	0.5%
Intercompany eliminations	(12)		(14)
Consolidated	$285,665	100.0%	$181,653	100.0%

15.         Contingencies
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

16.         Subsequent Events

Dividends

On June 6, 2016, our board of directors declared a quarterly cash dividend of $0.10 per share, payable on June 30, 2016 to shareholders of record at June 16, 2016.

Item 2.              Management’s Discussion and Analysis of Financial Condition and Results of Operations

All references to the “Company,” “we,” “us” and “our” refer to Hooker Furniture Corporation and its consolidated subsidiaries, unless specifically referring to operating segment information. All references to specific quarter periods are referring to our fiscal quarters. Our quarterly periods are based on thirteen-week “reporting periods” (which end on a Sunday) rather than quarterly periods consisting of three calendar months. As a result, each quarterly period generally is thirteen weeks, or 91 days, long, except as noted below. All references to the years 2017, 2016, 2015 and other years are referring to our fiscal years, unless otherwise stated. Our fiscal years end on the Sunday closest to January 31. In some years (generally once every six years) the fourth quarter will be fourteen weeks long and the fiscal year will consist of fifty-three weeks. The 2013 fiscal year that ended on February 3, 2013 was a 53-week fiscal year.

Forward-Looking Statements

Certain statements made in this report, including statements in this section and in the notes to the consolidated financial statements included in this report, are not based on historical facts, but are forward-looking statements.  These statements reflect our reasonable judgment with respect to future events and typically can be identified by the use of forward-looking terminology such as “believes,” “expects,” “projects,” “intends,” “plans,” “may,” “will,” “should,” “would,” “could”  or “anticipates,” or the negative thereof, or other variations thereon, or comparable terminology, or by discussions of strategy.  Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements.  Those risks and uncertainties include but are not limited to:

▪
general economic or business conditions, both domestically and internationally, and instability in the financial and credit markets, including their potential impact on our (i) sales and operating costs and access to financing or (ii) customers and suppliers and their ability to obtain financing or generate the cash necessary to conduct their respective businesses;

▪
the risks related to the recent acquisition of substantially all of the assets and certain liabilities of Home Meridian International, Inc., (“HMI”) including deal-related costs to be recognized in fiscal 2017, integration costs, costs related to acquisition debt, including maintaining HMI’s existing customer relationships, debt service costs, interest rate volatility, the use of operating cash flows to service debt to the detriment of other corporate initiatives or strategic opportunities, financial statement charges related to the application of current accounting guidance in accounting for the acquisition, the recognition of significant additional depreciation and amortization expenses by the combined entity,  the loss of key employees from HMI, the ongoing costs related to the assumption of HMI’s pension liabilities, the disruption of ongoing businesses or inconsistencies in standards, controls, procedures and policies across the companies which could adversely affect our internal control or information systems and the costs of bringing them into compliance and failure to realize benefits anticipated from the acquisition;

▪	the risks specifically related to the Home Meridian segment’s operations including significant concentrations of its sales and accounts receivable in only a few customers;
▪	achieving and managing growth and change, and the risks associated with new business lines, acquisitions, restructurings, strategic alliances and international operations;

▪	our ability to successfully implement our business plan to increase sales and improve financial performance;
▪
changes in actuarial assumptions, the interest rate environment and the return on plan assets related to the Home Meridian segment’s legacy Pension Plan, which can affect future funding obligations, costs and plan liabilities;

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
▪
disruptions affecting our Virginia, North Carolina or California warehouses, our Virginia or North Carolina corporate or divisional administrative facilities or our representative offices in China and Vietnam;

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
Our forward-looking statements could be wrong in light of these and other risks, uncertainties and assumptions. The future events, developments or results described in this report could turn out to be materially different. Any forward-looking statement that we make speaks only as of the date of that statement, and we undertake no obligation, except as required by law, to update any forward-looking statements whether as a result of new information, future events or otherwise and you should not expect us to do so.

Also, our business is subject to a number of significant risks and uncertainties, including our reliance on offshore sourcing, any of which can adversely affect our business, results of operations, financial condition or future prospects. For a discussion of risks and uncertainties that we face, see the Forward Looking Statements detailed above and Item 1A, “Risk Factors” in our 2016 Annual Report.

Investors should also be aware that while we occasionally communicate with securities analysts and others, it is against our policy to selectively disclose to them any material nonpublic information or other confidential commercial information. Accordingly, investors should not assume that we agree with any projection, forecast or report issued by any analyst regardless of the content of the statement or report, as we have a policy against confirming information issued by others.

This quarterly report on Form 10-Q includes our unaudited condensed consolidated financial statements for the thirteen-week period (also referred to as “three months,” “three-month period,” “quarter,” “first quarter” or “quarterly period”) that began February 1, 2016 and ended May 1, 2016.  This report discusses our results of operations for this period compared to the 2016 fiscal year thirteen-week period that began February 2, 2015 and ended May 3, 2015; and our financial condition as of May 1, 2016 compared to January 31, 2016.

References in this report to:

▪	the 2017 fiscal year and comparable terminology mean the fiscal year that began February 1, 2016 and will end January 29, 2017; and

▪	the 2016 fiscal year and comparable terminology mean the fiscal year that began February 2, 2015 and ended January 31, 2016.

Dollar amounts presented in the tables below are in thousands except for per share data.

The following discussion should be read in conjunction with the condensed consolidated financial statements, including the related notes, contained elsewhere in this quarterly report. We also encourage users of this report to familiarize themselves with all of our recent public filings made with the Securities and Exchange Commission (“SEC”), especially our 2016 annual report on Form 10-K (“2016 Annual Report”) filed with the SEC on April 15, 2016. Our 2016 Annual Report contains critical information regarding known risks and uncertainties that we face, critical accounting policies and information on commitments and contractual obligations that are not reflected in our condensed consolidated financial statements, as well as a more thorough and detailed discussion of our corporate strategy and new business initiatives.

Our 2016 Annual Report and our other public filings made with the SEC are available, without charge, at www.sec.gov and at http://investors.hookerfurniture.com

Nature of Operations

Hooker Furniture Corporation (referred to as “we,” “us”, “our” “Hooker” or “the Company”) is a home furnishings marketing, design and logistics company offering worldwide sourcing of residential casegoods and upholstery, as well as domestically-produced custom leather and fabric-upholstered furniture in our 91st year of business. Our February 2016 acquisition of  the assets of Home Meridian International positions us as the third largest publically traded furniture source for the U.S. Furniture Market based on 2015 shipments to U.S. retailers, according to a 2016 survey published by Furniture Today, a leading trade publication. Major casegoods product categories include home entertainment, home office, accent, dining, and bedroom furniture in the upper-medium price points sold under the Hooker Furniture brand. Hooker’s residential upholstered seating product lines include Bradington-Young, a specialist in upscale motion and stationary leather furniture, Sam Moore Furniture, a specialist in upscale occasional chairs, settees, sofas and sectional seating with an emphasis on cover-to-frame customization, and Hooker Upholstery, imported leather upholstered furniture targeted at the upper-medium price-range. The Homeware product line offers customer-assembled, modular upholstered and casegoods products designed for younger and more mobile furniture customers. The H Contract product line supplies upholstered seating and casegoods to upscale senior living facilities. Home Meridian’s brands address more moderate price points and channels of distribution not currently served by legacy Hooker Furniture divisions or brands. Home Meridian’s brands include:

▪
Pulaski Furniture, specializing in casegoods covering the complete design spectrum: traditional, contemporary, and transitional in a wide range of bedroom, dining room, accent and display cabinets at medium price points,

▪	Samuel Lawrence Furniture, specializing in value-conscious offerings in bedroom, dining room, home office and youth furnishings,
▪	Prime Resources, value-conscious imported leather upholstered furniture,
▪	Right2Home, a supplier to internet furniture retailers and
▪	Samuel Lawrence Hospitality, a designer and supplier of hotel furnishings.

Our corporate and divisional offices and upholstery manufacturing facilities are located in Virginia and North Carolina, and we have showrooms in High Point, N.C. and Ho Chi Minh City, Vietnam. We operate eight distribution centers in North Carolina, Virginia, California, China and Vietnam. An extensive selection of designs and formats along with finish and cover options in each of our product categories makes us a comprehensive resource for retailers with price points in the lower-medium to lower high-end price ranges.  Our principal customers are retailers of residential home furnishings that are broadly dispersed throughout the United States. Our customers also include home furniture retailers in Canada and in nearly 40 other countries internationally. Other customers include independent furniture stores, mega accounts, specialty retailers, department stores, catalog and internet merchants, interior designers and national and regional chains.

For financial reporting purposes, we are organized into four operating segments – Hooker Casegoods, Upholstery, Home Meridian and an “All other” segment which includes H Contract and Homeware, two new businesses started in 2014. As of May 1, 2016, our operating segments and their associated brands are as follows:

Hooker Furniture Corporation
Operating Segments

Hooker Casegoods	Upholstery	Home Meridian	All other
Brands:	Brands:	Brands:	Brands:
Hooker Furniture	Bradington-Young	Pulaski Furniture	H Contract
	Hooker Upholstery	Samuel Lawrence Furniture	Homeware
	Sam Moore	Samuel Lawrence Hospitality
Prime Resources
Right 2 Home

Overview

Our net sales are derived primarily from the sale of household furniture. Home furnishings sales are driven in large part by general economic factors such as consumer confidence, availability of consumer credit, energy and other commodity prices and housing and mortgage markets and lifestyle-driven factors such as changes in fashion trends, disposable income and household formation and turnover.

Historically, our lower overhead, variable-cost import operations helped drive our profitability and provided us with more flexibility to respond to changing demand by adjusting inventory purchases from suppliers. This import model requires constant vigilance due to a larger investment in inventory and longer production lead times. We constantly evaluate our imported furniture suppliers and when quality concerns, inflationary pressures, or trade barriers, such as duties and tariffs, diminish our value proposition, we transition sourcing to other suppliers, often located in different countries or regions. We expect the recent acquisition of Home Meridian, whose net sales are derived entirely from imported items, to strengthen and perpetuate this model, although at higher volumes and lower margins than that of our legacy import operations.

As a percentage of sales, our domestic upholstery operations have significantly higher overhead and fixed costs than our import operations, and their profitability has been and can be more significantly affected by economic downturns. Our upholstery segment operations have been profitable since fiscal 2013, with overall profitability improving each year, primarily due to improving profitability in our domestic upholstery, which lagged the import operations during the economic downturn, but are now seeing the impact of cost reduction efforts and improving sales on their operations.

Executive Summary-Results of Operations

The Home Meridian acquisition closed on the first day of our most recently completed fiscal quarter. Consequently, that segment’s prior year results are not included in the results discussed below.

Consolidated net sales for the fiscal 2017 first quarter doubled to $121.8 million due primarily to the acquisition of Home Meridian on the first day of fiscal 2017. Net sales in our Hooker Casegoods segment decreased $5.6 million or 14% from the prior year quarter, while we had net sales increases in our All other and Upholstery segments of approximately 53% and 3%, respectively, in each case compared to the prior year fiscal quarter.  Despite the doubling of net sales, net income decreased $972,000 or 28.0% as compared to the comparable prior year period. As discussed in greater detail under “Results of Operations” below, the following are the primary factors that affected our consolidated fiscal 2017 first quarter results of operations:

▪
Gross profit. Consolidated gross profit increased primarily due to the acquisition of Home Meridian during the quarter and, to a lesser extent, improved gross profit in our Upholstery and All other operating segments due to increased sales in those segments. These increases were partially offset by decreased gross profit in our Hooker Casegoods segment due to decreased sales. However, as a percentage of net sales, gross margins in the Hooker Casegoods segment increased slightly due primarily to lower ocean freight costs.

▪
Selling and administrative expenses. Consolidated selling and administrative (S&A) expenses increased in absolute terms, but decreased as a percentage of net sales primarily due to the addition of Home Meridian’s operations during the quarter. Hooker Casegoods segment S&A expenses increased in absolute terms and as a percentage of net sales despite that segment’s net sales decrease, primarily due to the inclusion of approximately $1.0 million of acquisition-related costs during the quarter.

▪	Intangible asset amortization expense. The Home Meridian segment recorded $1.7 million of amortization expense for recently recorded acquisition-related intangibles.

▪
Operating income. Consolidated operating income decreased $1.2 million primarily due to decreased Hooker Casegoods segment operating income which was partially offset by the addition of Home Meridian’s operations during the quarter and increased All other and Upholstery segment operating income, all due to the factors discussed above and in greater detail in the analysis below.

Results of Operations

The following table sets forth the percentage relationship to net sales of certain items included in the condensed consolidated statements of income included in this report.

	Thirteen Weeks Ended
	May 1,	May 3,
	2016	2015
Net sales	100.0%	100.0%
Cost of sales	78.2	73.1
Gross profit	21.8	26.9
Selling and administrative expenses	17.2	18.3
Intangible asset amortization	1.4	-
Operating income	3.3	8.6
Other income, net	0.1	0.2
Interest expense, net	0.2	-
Income before income taxes	3.2	8.8
Income tax expense	1.1	3.1
Net income	2.1	5.7

Fiscal 2017 First Quarter Compared to Fiscal 2016 First Quarter

Review

Home Meridian Acquisition

A great deal of furniture is sold in channels and at price points in which we have traditionally not been a factor. The Home Meridian acquisition was pursued in order to give us access to new customers and new channels of distribution. We completed the acquisition on the first day of the current fiscal year. We are presently finalizing appraisals and estimates related to our purchase accounting, working to successfully integrate Home Meridian and to leverage best practices between the legacy Hooker organization and Home Meridian in order to lower costs, improve operating efficiencies and grow sales. We recorded approximately $1.0 million in acquisition expenses in the first quarter of fiscal 2017 and $1.7 million in intangible asset amortization expense on intangible assets acquired in the acquisition; namely, customer lists, order backlog and certain trade names. We expect to record an additional $1.5 million in intangible asset amortization expense during the remainder of fiscal 2017 and expect to record approximately $400,000 additional acquisition-related costs over that same period.

Had the acquisition of the business of Home Meridian occurred at the beginning of fiscal 2016, net sales, net income and diluted earnings per share would have been approximately $125.8 million, $2.7 million and $0.23 per share, respectively, for the first quarter of fiscal 2016. Material non-recurring adjustments excluded from these pro forma adjustments consist of amortization of intangible assets, elimination of transaction related costs and an adjustment of the interest rate on short and long term debt to reflect the interest rates in the Company's amended credit facility.

First Quarter Results of Operations

While there were some encouraging developments during the quarter, overall, we were disappointed with our results. The slow down at retail we first noted during the second half of fiscal 2016 persisted during the fiscal 2017 first quarter. These conditions appear to have affected much of the home furnishings industry. We believe the weakness was due to stock market volatility, a slowdown in housing activity, declining consumer confidence and, to a lesser extent, low energy prices negatively impacting consumers in oil and gas producing states where some of our best customers are located. In general, retailers of all sizes are not as willing to make inventory investments as they were last year, which is particularly affecting our Hooker Casegoods and Home Meridian segments. We note that decreased product costs due to lower shipping costs are one positive development in both the Hooker Casegoods and Home Meridian segments during the quarter. However, the extent to which these lower costs will persist is unknown. While sales to traditional retailers have declined compared to the prior year, we also note double-digit sales growth with our eCommerce and omni-channel retail customers.

Our Upholstery and All other segments delivered encouraging results for the quarter. After struggling for much of fiscal 2016, the Hooker Upholstery division posted double-digit net sales gains during the quarter as a result of an expanded product line and efforts to improve Hooker Upholstery’s value proposition. Despite a net sales decrease in the single digits due to exiting low or unprofitable sales in the prior-year, Sam Moore reported an operating income improvement of nearly 50% after achieving its first profitable year, since 2006, in fiscal 2016. H Contract reported an 82% increase in net sales and a three-fold improvement in operating income compared to the prior year. While Homeware’s net sales are down compared to prior year due to sourcing delays related to its new imported product line, its operating loss decreased by over 70% from the prior year due primarily to improved gross profit and lower S&A expenses. We will continue to assess Homeware’s operating performance as these new, better-value product offerings become available to ship.

	Net Sales
	Thirteen Weeks Ended
	May 1, 2016		May 3, 2015		$ Change	% Change
		% Net Sales		% Net Sales
Hooker Casegoods	$32,929	27.0%	$38,483	63.1%	$(5,554)	-14.4%
Upholstery	21,893	18.0%	21,303	34.9%	590	2.8%
All Other	2,033	1.7%	1,332	2.2%	701	52.6%
Intercompany Eliminations	-		(162)		162
Total excl. Home Meridian	56,855	46.7%	60,956	100%	(4,101)	-6.7%
Home Meridian	64,976	53.3%	-	0.0%	64,976
Consolidated	121,831	100%	60,956	100%	60,875	99.9%

Unit Volume	FY17 Q1 % Increase vs. FY16 Q1	Average Selling Price	FY17 Q1 % Increase vs. FY16 Q1

Hooker Casegoods	-16.3%	Hooker Casegoods	3.0%
Upholstery	-0.6%	Upholstery	3.9%
All Other	12.0%	All Other	32.2%
Total excl. Home Meridian	-10.8%	Total exclu. Home Meridian	4.9%
Home Meridian	-	Home Meridian	-
Consolidated	-10.8%	Consolidated	4.9%

The increase in consolidated net sales was primarily due to the acquisition of Home Meridian on the first day of the fiscal 2017 first quarter and, to a lesser extent, net sales increases in our All other and Upholstery segments. Sales increases in our All other segment are primarily due to increased sales at H Contract as that business continues to expand its customer and geographic bases. Upholstery segment increases were driven by increases at Hooker Upholstery, primarily a result of efforts to improve that line’s product assortment and value proposition. These increases were partially offset by decreased Hooker Casegoods segment sales. We believe Hooker Casegoods segment sales decreased primarily due to sluggish retail furniture sales, a trend which began in the second half of fiscal 2016 and one that seems generally consistent with that of the overall home furnishings industry.

	Gross Income and Margin
	Thirteen Weeks Ended
	May 1, 2016		May 3, 2015		$ Change	% Change
		% Net Sales		% Net Sales
Hooker Casegoods	$10,154	30.8%	$11,301	29.4%	$(1,147)	-10.1%
Upholstery	5,076	23.2%	4,718	22.1%	358	7.6%
All Other	656	32.3%	351	26.4%	305	86.9%
Intercompany Eliminations	3		5		(2)
Total excl. Home Meridian	15,889	27.9%	16,375	26.9%	(486)	-3.0%
Home Meridian	10,710	16.5%	-		$10,710
Consolidated	$26,599	21.8%	$16,375	26.9%	$10,224	62.4%

Consolidated gross profit increased in the fiscal 2017 first quarter, primarily due to:
▪	the acquisition of Home Meridian on the first day of the fiscal 2017 first quarter;
▪	improved upholstery segment gross profit due to increased sales and operating efficiencies; and
▪	improved All other segment gross profit due to increased sales at H Contract.

These increases were partially offset by decreased Hooker Casegoods gross profit in absolute terms due to lower net sales; however, Hooker Casegoods segment gross profit as a percentage of net sales increased to 30.8% from 29.4%, due primarily to lower ocean freight costs.

	Selling and Administrative Expenses
	Thirteen Weeks Ended
	May 1, 2016		May 3, 2015		$ Change	% Change
		% Net Sales		% Net Sales
Hooker Casegoods	$8,073	24.5%	$7,200	18.7%	$873	12.1%
Upholstery	3,313	15.1%	3,271	15.4%	42	1.3%
All Other	590	29.0%	662	49.7%	(72)	-10.9%
Total excl. Home Meridian	11,976	21.1%	11,133	18.3%	843	7.6%
Home Meridian	8,968	13.8%	-		8,968
Consolidated	$20,944	17.2%	$11,133	18.3%	$9,811	88.1%

Consolidated S&A expenses increased in absolute terms primarily due to the addition of Home Meridian’s operations during the quarter, but decreased as a percentage of net sales from the fiscal 2015 first quarter, primarily due to the addition of the that segment’s net sales in the quarter. Hooker Casegoods segment S&A increased primarily due to approximately $1.0 million in acquisition-related expenses during the quarter, partially offset by decreased sales-related expenses due to lower sales.

	Intangible Asset Amortization
	Thirteen Weeks Ended
	May 1, 2016		May 3, 2015		$ Change	% Change
		% Net Sales		% Net Sales
Home Meridian
Intangible asset amortization	$1,654	1.4%	$-	0.0%	$1,654

The Home Meridian segment recorded amortization expense on acquisition-related intangibles during the quarter and expects to record an additional $1.4 million during the remainder of fiscal 2017. See note 9. “Intangible Assets” for additional information on our amortizable intangible assets.

	Operating Profit and Margin
	Thirteen Weeks Ended
	May 1, 2016		May 3, 2015		$ Change	% Change
		% Net Sales		% Net Sales
Hooker Casegoods	$2,081	6.3%	$4,101	10.7%	$(2,020)	-49.3%
Upholstery	1,763	8.1%	1,447	6.8%	316	21.8%
All Other	67	3.3%	(311)	-23.3%	378	-121.5%
Intercompany Eliminations	2		5		(3)
Total excl. Home Meridian	3,913	6.9%	5,242	8.6%	(1,329)	-25.4%
Home Meridian	88	0.1%	-		88
Consolidated	$4,001	3.3%	$5,242	8.6%	$(1,241)	-23.7%

Operating profitability decreased for the fiscal 2017 first quarter compared to the same prior-year period, both as a percentage of net sales and in absolute terms, due to the factors discussed above.

	Interest Expense, net
	Thirteen Weeks Ended
	May 1, 2016		May 3, 2015		$ Change	% Change
		% Net Sales		% Net Sales
Consolidated interest expense (income), net	$263	0.2%	$12	0.0%	$251

Consolidated interest expense increased primarily due to interest expense recognized on our acquisition-related term loans during the quarter.

	Income taxes
	Thirteen Weeks Ended
	May 1, 2016		May 3, 2015		$ Change	% Change
		% Net Sales		% Net Sales
Consolidated income tax expense	$1,397	1.1%	$1,902	3.1%	$(505)	-26.6%

Effective Tax Rate	35.8%		35.4%

We recorded income tax expense of $1.4 million for the fiscal 2017 first quarter compared to $1.9 million for the same prior-year period.  The effective tax rates for the fiscal 2017 and 2016 first quarters were 35.8% and 35.4%, respectively.  Our effective tax rate was higher in the fiscal 2017 first quarter, as a result of a higher state rate due to the creation of tax nexus in additional states as a result of the Home Meridian acquisition, offset by the reduced impact of certain permanent differences as a result of the acquisition.

	Net Income
	Thirteen Weeks Ended
	May 1, 2016		May 3, 2015		$ Change	% Change
		% Net Sales		% Net Sales
Net Income
Consolidated	$2,500	2.1%	$3,472	5.7%	$(972)	-28.0%

Earnings per share	$0.22		$0.32

Outlook
Beginning in the second half of fiscal 2016 last year through the first quarter of this fiscal year, we have experienced lower demand for most of our products compared to the same period a year ago. We believe our situation is generally consistent with that of the overall home furnishings industry. We are encouraged by recent positive economic news such as increased consumer spending, significant increases in new and existing home sales as well as other positive factors, which we believe resulted in an increase in incoming casegoods orders. As conditions improve, we expect a better retail sales environment for all of our segments. In addition, we are taking aggressive actions to stimulate demand such as national sales periods on various parts of our product line, working with major retailers to tailor promotions specifically to their market, successfully launching our Cynthia Rowley brand at retail during the month of May and continuing to flow new products from the October 2015 market onto retailers’ floors.

While the summer months are historically the weakest at retail in the furniture industry, we expect an improving environment and are preparing for an expected upturn in business during the late summer. We are also working with our vendors to accelerate delivery of our top April 2016 market introductions to retail floors early in the fiscal 2017 third quarter so they will be in place at retail for the important Labor Day weekend that opens the fall selling season.

We are actively managing our lower overhead, variable-cost import operations in order to control costs and effectively manage working capital. As we progress through the remainder of 2017, we will focus on:

▪	controlling costs;
▪	evaluating ways to expand into new distribution channels;
▪	successfully integrating the Home Meridian division;
▪	leveraging best practices in order to lower costs, improve operational efficiencies and grow sales;
▪	growing and improving the profitability of our new business initiatives;
▪	building on our initial successes in expanding our merchandising reach in the “better” parts of our “good-better-best” casegoods product offerings;
▪	growing sales of our Cynthia Rowley home furnishings collection;
▪	improving the product assortment and value proposition of the Hooker Upholstery imported products line;
▪	increasing production capacity at Sam Moore;
▪	mitigating inflation on our imported products and raw materials;
▪	maintaining proper inventory levels and optimizing product availability on best-selling items;
▪	strengthening our relationships with key vendors and sourcing product from cost-competitive locations and from quality-conscious sourcing partners;
▪	offering an array of new products and designs, which we believe will help generate additional sales; and
▪	upgrading and refining our information systems capabilities to support our businesses, including implementing an ERP system at Bradington-Young.

We face a number of significant risks and uncertainties, as more fully discussed in Item 1A, “Risk Factors” in our 2016 Annual Report on Form 10-K.

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

During the fiscal 2015 third quarter, the DoC agreed to reconsider some of its earlier findings related to accent chests  and early in the fiscal 2015 fourth quarter, DoC reaffirmed its decision that certain of our competitor’s accent chests constituted wooden bedroom furniture subject to anti-dumping duties. The competitor challenged DoC’s position in the United States Court of International Trade (“CIT”). On December 1, 2015, the court issued a decision remanding the accent chest issue to DoC with the instruction to reconsider the treatment of accent chests in a manner consistent with the court’s decision, which on balance is favorable to our views.   DoC issued a remand decision holding that the accent chests were not bedroom furniture.  On February 29, 2016, the CIT sustained that determination.  DoC did not appeal that decision.

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

Financial Condition, Liquidity and Capital Resources

Cash Flows – Operating, Investing and Financing Activities

	Thirteen Weeks Ended
	May 1,	May 3,
	2016	2015
Net cash provided by operating activities	$14,461	$3,539
Net cash used in investing activities	(86,913)	(589)
Net cash provided by (used in) financing activities	50,884	(1,079)
Net (decrease) increase in cash and cash equivalents	$(21,568)	$1,871

During the three months ended May 1, 2016, cash generated from operations, $25 million in cash on hand and $60 million in term-loan proceeds helped fund the Acquisition, pay $7.8 million in long-term debt payments, cash dividends of $1.2 million and capital expenditures of $700,000 to enhance our business systems and facilities.

In comparison, during the three months ended May 3, 2015, cash generated from operations of $3.5 million helped to fund an increase in cash and cash equivalents of $1.9 million, cash dividends of $1.1 million, capital expenditures of $428,000 to enhance our business systems and facilities and to pay premiums of $190,000 on Company-owned life insurance policies.

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
▪
working capital, including capital required to fund Home Meridian’s operations, capital required for insourcing our Bradington-Young trade receivables in fiscal 2017 and for our new business initiatives;

▪	the payment of regular quarterly cash dividends on our common stock; and
▪	the servicing of debt related to our acquisition of Home Meridian.

Loan Agreement and Revolving Credit Facility

On February 1, 2016, we entered into an amended and restated loan agreement (the “Loan Agreement”) with Bank of America, N.A. (“BofA”) in connection with the completion of the Home Meridian acquisition. Also on February 1, 2016, we borrowed in full the amounts available under the Unsecured Term Loan (the “Unsecured Term Loan”) and the Secured Term Loan (the “Secured Term Loan”) in connection with the completion of this acquisition.

Details of the individual credit facilities provided for in the amended and restated Loan Agreement are as follows:

▪
Unsecured revolving line of credit. The Loan Agreement increased the amount available under our existing unsecured revolving credit facility to $30 million and increased the sublimit of the facility available for the issuance of letters of credit to $4 million. Amounts outstanding under the revolving facility bear interest at a rate, adjusted monthly, equal to the then current LIBOR monthly rate plus 1.50%. We must also pay a quarterly unused commitment fee that is based on the average daily amount of the facility utilized during the applicable quarter;

▪
Unsecured Term Loan. The Loan Agreement provided us with a $41 million Unsecured Term Loan. Any amount borrowed under the Unsecured Term Loan will bear interest at a rate, adjusted monthly, equal to the then current LIBOR monthly rate plus 1.50%. We must repay any principal amount borrowed under Unsecured Term Loan in monthly installments of approximately $490,000, together with any accrued interest, until the full amount borrowed is repaid or until February 1, 2021, at which time all amounts outstanding under the Unsecured Term Loan will become due and payable; and

▪
Secured Term Loan. The Loan Agreement provided us with a $19 million term loan secured by a security interest in certain Company-owned life insurance policies granted to BofA under a security agreement, dated as of February 1, 2016 (the “Security Agreement”). Any amount borrowed under the Secured Term Loan will bear interest at a rate, adjusted monthly, equal to the then current LIBOR monthly rate plus 0.50%.We must pay the interest accrued on any principal amount borrowed under the Secured Term Loan on a monthly basis until the full principal amount borrowed is repaid or until February 1, 2021, at which time all amounts outstanding under the Secured Term Loan will become due and payable. BofA’s rights under the Security Agreement are enforceable upon the occurrence of an event of default under the Loan Agreement.

We may prepay any outstanding principal amounts borrowed under either the Unsecured Term Loan or the Secured Term Loan in full or in part on any interest payment date without penalty. Since the closing date we have made unscheduled payments of $5.0 million on the Unsecured Term Loan and $1.8 million on the Secured Term Loan, in addition to the regularly-scheduled debt service payments required by the Loan Agreement.

The Loan Agreement also included customary representations and warranties and requires us to comply with customary covenants, including, among other things, the following financial covenants:

▪	Maintain a tangible net worth of at least:
□	As of the fiscal year-end January 31, 2016, $105.0 million plus 40% of net income before taxes earned in the 2016 fiscal year; and
□	As of the end of each subsequent fiscal year, the minimum tangible net worth required for the prior fiscal year, plus 40% of net income, before taxes, earned in each subsequent fiscal year.
▪	Maintain a ratio of funded debt to EBITDA not exceeding:
□	2.50:1.0 through August 31, 2017;
□	2.25:1.0 through August 31, 2018;
□	2.00:1.00 thereafter.
▪	A basic fixed charge coverage ratio of at least 1.25:1.00; and
▪
Limit capital expenditures to no more than $15.0 million during any fiscal year with expenditures to acquire fixed assets pursuant to the Acquisition being excluded for the fiscal year in which the Acquisition occurs.

The Loan Agreement also limits our right to incur other indebtedness, make certain investments and to create liens upon our assets, subject to certain exceptions, among other restrictions. The Loan Agreement does not restrict our ability to pay cash dividends on, or repurchase, shares of our common stock, subject to our compliance with the financial covenants discussed above, if we are not otherwise in default under the Loan Agreement.

We were in compliance with each of these financial covenants at May 1, 2016 and expect to remain in compliance with existing covenants through fiscal 2017 and for the foreseeable future.

For additional details regarding the Loan Agreement, see exhibit 10.1 to our current report on Form 8-K filed with the SEC on February 1, 2016.

Revolving Credit Facility Availability

As of May 1, 2016, we had an aggregate $28.2 million available under our revolving credit facility to fund working capital needs. Standby letters of credit in the aggregate amount of $1.8 million, used to collateralize certain insurance arrangements and for imported product purchases, were outstanding under the revolving credit facility as of May 31, 2016.  There were no additional borrowings outstanding under the revolving credit facility on May 1, 2016.  Any principal outstanding under the revolving credit facility is due July 31, 2018.

Approximately $700,000 of the $1.8 million of our outstanding letters of credit relates to a letter of credit provided for our former captive insurance arrangement. That arrangement officially ended during the fiscal 2017 first quarter and we expect the related letter of credit to be released during the fiscal 2017 second quarter. Consequently, we expect to have additional availability of approximately $700,000 on our revolving credit facility after that occurrence.

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

Capital Expenditures

We expect to spend between $2.0 million to $4.0 million in capital expenditures during the remainder of the 2017 fiscal year to maintain and enhance our operating systems and facilities.

Contractual Obligations

The contractual obligations reflected in our 2016 Annual Report on Form 10-K for the fiscal year ended January 31, 2016 have materially changed as a result of the Home Meridian acquisition. Estimated additional contractual obligations due to the Home Meridian acquisition as of May 1, 2016 are as follows:

	Estimated Additional Cash Payments Due by Period (In thousands)
	Less than			More than
	1 Year	1-3 Years	3-5 Years	5 years	Total

Long-Term Debt Obligations (1)	$5,857	$11,714	$34,632	$-	$52,203
Operating leases (2)	3,426	6,668	4,558	773	15,425
Deferred compensation payments (3)	221	430	404	2,349	3,404

Total contractual cash obligations	$9,504	$18,812	$39,594	$3,122	$71,032

(1)
These amounts represent contractual cash payments due under our acquisition-related term loans. See note 10 “Debt” for additional information on our long-term debt. The current and non-current portions of long-term debt shown on our condensed consolidated balance sheets are shown net of unamortized loans costs in accordance with current accounting guidance. Consequently, the amounts shown in this table differ from the amounts shown on our condensed consolidated balance sheets.

(2)	These amounts represent estimated cash payments due under operating leases for real estate utilized in Home Meridian’s operations and warehouse and office equipment.
(3)
These amounts represent estimated cash payments to be paid to participants of Home Meridian’s legacy supplemental executive retirement plan or “SERP”. Additionally, we expect to contribute approximately $450,000 to Home Meridian’s legacy pension plan during the remainder of fiscal 2017. See note 11 “Employee Benefit Plans” for additional information about the SERP. Pension and our other retirement plan obligations.

Enterprise Resource Planning

Our new ERP system became operational for our Hooker Casegoods and imported upholstery operations early in the third quarter of fiscal 2013, at H Contract and Homeware when their operations began in fiscal 2014 and at Sam Moore in the second fiscal quarter of 2016. Implementation is scheduled to be completed at Bradington-Young (BY) during the first half of fiscal 2017. Once BY is fully operational on the ERP platform, we expect to realize operational efficiencies and cost savings as well as present a single face to our customers and leverage best practices across the legacy Hooker organization. Our Home Meridian segment operates on a separate ERP platform.

Cost savings are difficult to quantify until the ERP system becomes fully operational across our Hooker Casegoods, upholstery and All other operating segments. We expect to be able to reduce administrative functions, which are presently duplicated across our segments and improve our purchasing power and economies of scale.  In addition to the capital expenditures discussed above, our ERP implementation will require a significant amount of time invested by our associates.

We refer you to Item “1A. Risk Factors”, in our 2016 Annual Report on Form 10-K, for additional discussion of risks involved in our ERP system conversion and implementation.

Share Repurchase Authorization

During the fiscal 2013 first quarter, our Board of Directors authorized the repurchase of up to $12.5 million of the Company’s common shares. The authorization does not obligate us to acquire a specific number of shares during any period and does not have an expiration date, but it may be modified, suspended or discontinued at any time at the discretion of our Board of Directors. Repurchases may be made from time to time in the open market, or through privately negotiated transactions or otherwise, in compliance with applicable laws, rules and regulations, and subject to our cash requirements for other purposes, compliance with the covenants under the Loan Agreement and other factors we deem relevant. No shares were purchased under the authorization during the fiscal 2017 first quarter, fiscal 2016, fiscal 2015 or fiscal 2014. Approximately $11.8 million remained available for future purchases under the authorization as of May 1, 2016.

Recently Issued Accounting Standards

In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-06 Leases, which, among other things, requires lessees to recognize most leases on-balance sheet. This will increase reported assets and liabilities by lessees– in some cases very significantly. Lessor accounting remains substantially similar to current U.S. GAAP. ASU 2016-02 supersedes Topic 840, Leases. The transitional guidance for adopting the requirements of ASU 2016-02 calls for a modified retrospective approach that includes a number of optional practical expedients that entities may elect to apply. This standard is effective for public entities for annual and interim periods in fiscal years beginning after December 15, 2018, which will be the first quarter of our 2020 fiscal year. We are currently evaluating the impact that the adoption of ASU 2016-02 will have on our consolidated financial statements and have not made any decision on the method of adoption with respect to the optional practical expedients. However, we expect the adoption of this standard will have a material effect on our consolidated balance sheets.

On March 30, 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which is intended to improve the accounting for share-based payment transactions as part of the FASB’s simplification initiative. The ASU changes seven aspects of the accounting for share-based payment award transactions, including: (1) accounting for income taxes; (2) classification of excess tax benefits on the statement of cash flows; (3) forfeitures; (4) minimum statutory tax withholding requirements; (5) classification of employee taxes paid on the statement of cash flows when an employer withholds shares for tax-withholding purposes; (6) practical expedient – expected term (nonpublic only); and (7) intrinsic value (nonpublic only). The ASU is effective for fiscal years beginning after December 15, 2016, and interim periods within those years for public business entities, which will be our fiscal 2018 first quarter. Early adoption is permitted in any interim or annual period provided that the entire ASU is adopted. We are currently evaluating the impact that the adoption of ASU 2016-09 will have on our financial statements.

Critical Accounting Policies

Except as discussed below, there have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our 2016 Annual Report.

Business Combinations-Purchase Price Allocation. For the Home Meridian acquisition, we preliminarily allocated the purchase price to the various tangible and intangible assets acquired and liabilities assumed, based on their estimated fair values. Determining the fair value of certain assets and liabilities acquired is subjective in nature and often involves the use of significant estimates and assumptions, which are inherently uncertain. Many of the estimates and assumptions used to determine fair values, such as those used for intangible assets, are made based on forecasted information and discount rates. To assist in the purchase price allocation process, as well as the estimate of remaining useful lives of acquired assets, we engaged a third-party appraisal firm. In addition, the judgments made in determining the estimated fair value assigned to each class of assets acquired and liabilities assumed, as well as asset lives, can materially impact our results of operations.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

We are exposed to various types of market risk in the normal course of our business, including the impact of interest rate changes, raw materials price risk and changes in foreign currency exchange rates, which could impact our results of operations or financial condition.  We manage our exposure to this risk through our normal operating activities.

Interest Rate Risk

In conjunction with the Acquisition, we entered into new financing arrangements as described in "Note 10 Debt" included in Item 1. “Financial Statements” - Notes to the Unaudited Condensed Consolidated Financial Statements" of this Form 10-Q. Borrowings under the revolving credit facility and the unsecured term loan bear interest based on LIBOR plus 1.5% and borrowings under the secured term loan bear interest based on LIBOR plus 0.5%. As such, these debt instruments expose us to market risk for changes in interest rates. There was no outstanding balance under our revolving credit facility as of May 1, 2016, other than standby letters of credit in the amount of $1.8 million. However, as of May 1, 2016, $52.0 million was outstanding under our term loans. A 1% increase in the LIBOR rate would result in an annual increase in interest expense on our terms loans of approximately $500,000.

Raw Materials Price Risk

We are exposed to market risk from changes in the cost of raw materials used in our domestic upholstery manufacturing processes; principally, wood, fabric and foam products.  Increases in home construction activity could result in increases in wood and fabric costs. Additionally, the cost of petroleum-based foam products we utilize are sensitive to crude oil prices, which vary due to supply, demand and geo-political factors.

Currency Risk

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended May 1, 2016.  Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective as of May 1, 2016 to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to the Company’s management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure and are effective to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Control over Financial Reporting

On February 1, 2016, we acquired the assets and certain liabilities of Home Meridian International. As permitted by SEC guidance for newly acquired businesses, we intend to exclude the Home Meridian segment’s operations from the scope of our Sarbanes-Oxley Section 404 report on internal controls over financial reporting for the year ended January 29, 2017. We are in the process of implementing our internal control in the Home Meridian segment’s operations and expect that this effort will be completed in fiscal 2017.

There have been no changes in our internal control over financial reporting during the fiscal quarter ended May 1, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended May 1, 2016, formatted in Extensible Business Reporting Language (“XBRL”): (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of income, (iii) condensed consolidated statements of comprehensive income, (iv) condensed consolidated statements of cash flows, and (v) the notes to the condensed consolidated financial statements

*Filed herewith
** Furnished herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

 HOOKER FURNITURE CORPORATION

Date: June 10, 2016	By: /s/Paul A. Huckfeldt Paul A. Huckfeldt Chief Financial Officer and Senior Vice President – Finance and Accounting