Form 10-Q
period 2016-07-31
HOOKER FURNITURE CORP
filed 2016-09-09
CIK 1077688

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 31, 2016

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

Large accelerated Filer ☐	Accelerated filer ☒
Non-accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of September 2, 2016:

Common stock, no par value	11,562,810
(Class of common stock)	(Number of shares)

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

HOOKER FURNITURE CORPORATION AND SUBSIDIARIES
 CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

As of	July 31,	January 31,
	2016	2016
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$39,111	$53,922
Trade accounts receivable, less allowance for doubtful accounts of $3,848 and $1,032 on each respective date	67,435	28,176
Inventories	76,862	43,713
Prepaid expenses and other current assets	4,354	2,256
Total current assets	187,762	128,067
Property, plant and equipment, net	27,521	22,768
Cash surrender value of life insurance policies (see note 8)	21,907	21,888
Deferred taxes	7,240	5,350
Intangible assets (see note 9)	26,715	1,382
Goodwill (see notes 3 and 9)	23,398	-
Other assets	2,178	2,198
Total non-current assets	108,959	53,586
Total assets	$296,721	$181,653

Liabilities and Shareholders’ Equity
Current liabilities
Current portion of term loan	$5,817	$-
Trade accounts payable	29,426	9,105
Accrued salaries, wages and benefits	5,668	4,834
Income tax accrual	2,389	357
Customer deposits	5,721	797
Other accrued expenses	3,373	1,512
Total current liabilities	52,394	16,605
Long term debt (see note 10)	44,680	-
Deferred compensation (see note 11)	10,677	8,409
Pension plan (see note 11)	4,881	-
Income tax accrual	169	166
Other long-term liabilities	1,460	412
Total long-term liabilities	61,867	8,987
Total liabilities	114,261	25,592

Shareholders’ equity
Common stock, no par value, 20,000 shares authorized, 11,563 and 10,818 shares issued and outstanding on each date (see note 4)	39,551	18,667
Retained earnings	142,793	137,255
Accumulated other comprehensive income	116	139
Total shareholders’ equity	182,460	156,061
Total liabilities and shareholders’ equity	$296,721	$181,653

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

HOOKER FURNITURE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 31,	August 2,	July 31,	August 2,
	2016	2015	2016	2015

Net sales	$136,163	$60,140	$257,994	$121,096

Cost of sales	107,685	44,047	202,917	88,628

Gross profit	28,478	16,093	55,077	32,468

Selling and administrative expenses	19,441	10,234	40,385	21,367
Intangible asset amortization	813	-	2,467	-

Operating income	8,224	5,859	12,225	11,101

Other income, net	259	69	418	213
Interest expense, net	247	18	511	30

Income before income taxes	8,236	5,910	12,132	11,284

Income tax expense	2,887	1,972	4,284	3,874

Net income	$5,349	$3,938	$7,848	$7,410

Earnings per share
Basic	$0.46	$0.36	$0.68	$0.69
Diluted	$0.46	$0.36	$0.68	$0.69

Weighted average shares outstanding:
Basic	11,533	10,783	11,524	10,770
Diluted	11,554	10,806	11,548	10,796

Cash dividends declared per share	$0.10	$0.10	$0.20	$0.20

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

HOOKER FURNITURE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 31,	August 2,	July 31,	August 2,
	2016	2015	2016	2015

Net Income	$5,349	$3,938	$7,848	$7,410
Other comprehensive income:
Amortization of actuarial (gain) loss	(18)	44	(35)	90
Income tax effect on amortization	6	(16)	12	(34)
Adjustments to net periodic benefit cost	(12)	28	(23)	56

Total comprehensive Income	$5,337	$3,966	$7,825	$7,466

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

HOOKER FURNITURE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
   (Unaudited)

	Twenty-Six Weeks Ended
	July 31,	August 2,
	2016	2015
Operating Activities:
Net income	$7,848	$7,410
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,748	1,339
(Gain)/Loss on disposal of assets	(36)	41
Deferred income tax expense	(1,875)	754
Noncash restricted stock and performance awards	832	315
Provision for doubtful accounts	(506)	(280)
Changes in assets and liabilities:
Trade accounts receivable	10,078	3,981
Inventories	4,458	(2,046)
Income tax recoverable	-	(233)
Gain on life insurance policies	(541)	(559)
Prepaid expenses and other current assets	109	414
Trade accounts payable	(2,474)	(296)
Accrued salaries, wages, and benefits	(1,451)	(758)
Accrued income taxes	2,032	(1,368)
Accrued commissions	(435)	(66)
Customer deposits	2,304	(49)
Other accrued expenses	(945)	102
Deferred compensation	(51)	292
Other long-term liabilities	6	27
Net cash provided by operating activities	24,101	9,020

Investing Activities:
Acquisition of Home Meridian	(86,062)	-
Purchases of property and equipment	(1,160)	(1,313)
Proceeds received on notes for sale of assets	96	10
Proceeds from life insurance premiums	644	-
Premiums paid on life insurance policies	(594)	(589)
Net cash used in investing activities	(87,076)	(1,892)

Financing Activities:
Proceeds from long-term debt	60,000	-
Payments for long-term debt	(9,361)	-
Debt issuance cost	(165)	-
Cash dividends paid	(2,310)	(2,160)
Net cash provided by (used in) financing activities	48,164	(2,160)

Net (decrease) increase in cash and cash equivalents	(14,811)	4,968
Cash and cash equivalents - beginning of year	53,922	38,663
Cash and cash equivalents - end of quarter	$39,111	$43,631
Supplemental schedule of cash flow information:
Interest paid, net	$391	$29
Income taxes paid, net	4,120	$4,688
Non-cash transactions:
Acquisition cost paid in common stock	$20,267	-
Increase in property and equipment through accrued purchases	54	51

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

HOOKER FURNITURE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar and share amounts in tables, except per share amounts, in thousands unless otherwise indicated)
(Unaudited)
For the Twenty-Six Weeks Ended July 31, 2016

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

On February 1, 2016, we acquired substantially all of the assets and assumed certain liabilities of Home Meridian International, Inc. (“HMI”) for $86 million in cash and the issuance of 716,910 shares of our common stock valued at $20.3 million (such numbers include agreed upon post-closing working capital adjustments). Based on the way we manage, evaluate and internally report our operations, we determined that Home Meridian’s newly acquired operations will be reported as a separate operating segment. See notes 3 and 14 for additional details on the acquisition and our operating segments. The results of operations of Home Meridian are included in our results of operations beginning on February 1, 2016, the first day of our 2017 fiscal year. Conversely, since the acquisition was completed on the first day of the current fiscal year, comparable prior-year information for the Home Meridian segment is not included in the financial statements presented in this report. The acquisition is discussed in greater detail below in Note 3 Acquisition.

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

We adopted ASU No. 2015-16, "Business Combinations (Topic 805) Simplifying the Accounting for Measurement Period Adjustments", in the first quarter of fiscal 2017. This update requires that an acquirer in a business combination recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The effect on earnings of any changes in the provisional amounts must be calculated as if they occurred as of the acquisition date. The update also requires the acquirer to disclose the portion of the effect on earnings that would have been recorded in previous reporting periods if the adjustments to the provisional amounts had been recognized as of the acquisition date. This update must be adopted prospectively and may be early adopted for financial statements that had not been issued before the update's issuance date. The adoption of the update did not have a material effect on our Condensed Consolidated Income Statements in the fiscal 2017 first half but may in future quarters as management’s estimates and appraisals related to the Home Meridian acquisition are finalized.

2.          Fiscal Periods

The financial statements contained herein are being filed as part of a quarterly report on Form 10-Q covering the thirteen-week period (also referred to as “three months,” “three-month period,” “quarter,” “second quarter” or “quarterly period”) that began May 2, 2016, and the twenty-six week period (also referred to as “six months,” “six-month period” or “first half”) that began February 1, 2016, which both ended July 31, 2016,  compared to the  thirteen-week period that began May 4, 2015 and the twenty-six week period that began February 2, 2015, which both ended August 2, 2015.

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

In accordance with FASB Accounting Standards Codification 805, Business Combinations, the Acquisition has been accounted for using the acquisition method of accounting. We recorded assets acquired, including identifiable intangible assets, and liabilities assumed, from HMI at their respective fair values at the date of completion of the Acquisition.  Any excess of the purchase price over the net fair value of such assets and liabilities was recorded as goodwill.

The following table summarizes the preliminary estimates of the fair values of the identifiable assets acquired and liabilities assumed in the Acquisition as of July 31, 2016. The preliminary estimates of fair value of identifiable assets acquired and liabilities assumed are subject to revisions, which may result in adjustments to the preliminary values presented below, when management’s appraisals and estimates are finalized, expected to be completed by the end of the current fiscal year.

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

The following unaudited consolidated pro forma summary has been prepared by adjusting our historical data to give effect to the Acquisition as if it had occurred on February 1, 2015:

	13 Weeks Ended	26 Weeks Ended
(in millions except per share data)	August 2, 2015	August 2, 2015
	(Pro forma)	(Pro forma)
Net Sales	$139,580	$265,379
Net Income	5,280	9,170
Basic EPS	0.49	0.85
Diluted EPS	0.49	0.85

The unaudited consolidated pro forma financial information was prepared in accordance with existing standards and is not necessarily indicative of the results of operations that would have occurred if the Acquisition had been completed on the date indicated, nor is it indicative of our future operating results.

Material non-recurring adjustments excluded from the pro forma financial information in the table above consist of amortization of intangible assets, elimination of transaction related costs and an adjustment of the interest rate on short and long term debt to reflect the interest rates in the our amended credit facility.

The unaudited pro forma results do not reflect events that either have occurred or may occur in the future. They also do not give effect to certain charges that we expect to incur in connection with the Acquisition, including, but not limited to, additional professional fees, employee integration, retention, potential asset impairments and accelerated depreciation and amortization.

We recorded Acquisition related costs of $100,000 in the fiscal second quarter and $1.0 million in the first quarter of fiscal 2017 and expect to incur an additional $200,000 during the remainder of fiscal 2017. These expenses are included in the “Selling and administrative expenses” line of our condensed consolidated statements of income.

4.          Shareholders’ Equity

The number of shares and the amount of common stock outstanding changed materially from the end of the 2016 fiscal year, as a result of issuing 716,910 shares of common stock to the designees of HMI as partial consideration for the Acquisition. The table below reconciles the number of shares and amounts of common stock outstanding from our most recent fiscal year end to the end of the fiscal 2017 second quarter. The table shows the effects of the Acquisition issuance, as well as other activity in the common stock account unrelated to the Acquisition.

	Common Stock
	Shares	Amount

Outstanding shares January 31, 2016	10,818	$18,667
Shares issued for Acquisition	717	20,267
Restricted share grants	28	423
Restricted stock compensation costs	-	194
Outstanding shares July 31, 2016	11,563	$39,551

5.          Accounts Receivable

	July 31,	January 31,
	2016	2016

Trade accounts receivable	$69,585	$25,520
Receivable from factor	1,698	3,688
Allowance for doubtful accounts	(3,848)	(1,032)
Accounts receivable	$67,435	$28,176

“Receivable from factor” represents amounts due with respect to factored accounts receivable. Before the fiscal 2016 second quarter, we factored substantially all of our domestically-produced upholstery accounts receivable without recourse to us. However, we ended our factoring relationships at Sam Moore in the fiscal 2016 second quarter and at Bradington Young in the fiscal 2017 second quarter. We are now managing Sam Moore and Bradington Young’s accounts receivable in-house.  As of July 31, 2016, $1.7 million in Bradington Young receivables represent outstanding receivables for which payment is due to us from the factor as part of its residual obligations under Bradington Young’s legacy factoring agreement.

A limited number of our accounts receivable for Bradington Young were factored with recourse to us. The amounts of these receivables at July 31, 2016 and January 31, 2016 were $168,000 and $255,000, respectively. If the factor is unable to collect the amounts due, invoices are returned to us for collection. We include an estimate of potentially uncollectible receivables in our calculation of our allowance for doubtful accounts.

6.          Inventories

	July 31,	January 31,
	2016	2016
Finished furniture	$88,066	$55,120
Furniture in process	591	727
Materials and supplies	8,702	7,994
Inventories at FIFO	97,359	63,841
Reduction to LIFO basis	(20,497)	(20,128)
Inventories	$76,862	$43,713

7.          Property, Plant and Equipment

	Depreciable Lives	July 31,	Jan 31,
	(In years)	2016	2016

Buildings and land improvements	15 - 30	$23,010	$22,777
Computer software and hardware	3 - 10	17,779	16,137
Machinery and equipment	10	4,911	4,864
Leasehold improvements	5	6,480	2,817
Furniture and fixtures	3 - 8	1,799	1,453
Other	5	1,074	546
Total depreciable property at cost		55,053	48,594
Less accumulated depreciation		29,912	27,739
Total depreciable property, net		25,141	20,855
Land		1,067	1,067
Construction-in-progress		1,313	846
Property, plant and equipment, net		$27,521	$22,768

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

As of July 31, 2016 and January 31, 2016, Company-owned life insurance was measured at fair value on a recurring basis based on Level 2 inputs. The fair value of the Company-owned life insurance is determined by inputs that are readily available in public markets or can be derived from information available in publicly quoted markets. Additionally, the fair value of the Company-owned life insurance is marked to market each reporting period and any change in fair value is reflected in income for that period. The majority of our Company-owned life insurance policies are pledged as collateral for the secured term loan (which had a balance of $17.1 million balance at July 31, 2016) that is part of our original $90 million credit facility related to the Home Meridian acquisition (described in Note 10. Debt below).

As of July 31, 2016, a mortgage note receivable (related to the previously announced sale of our Cloverleaf facility during the fiscal 2015 first quarter) was measured at fair value on a non-recurring basis using Level 3 inputs. The note receivable was recorded at approximately $1.6 million, which was the face value of the note issued for the mortgage. The carrying value of the note receivable is assumed to approximate its fair value. We measure the probability to collect amounts due to us under this note receivable primarily based on the buyer’s payment history. Specifically, we consider the buyer’s adherence to the contractual payment terms for both the timeliness and payment amounts. Should it become probable that we would be unable to collect all amounts due according to the contractual terms of the underlying loan agreement, we would measure the note for impairment and record a valuation allowance against the note receivable, if needed, with the related expense charged to income for that period. The current portion of this note receivable is included on the “Prepaid expenses and other current assets” line of our condensed consolidated balance sheets. The non-current portion of this note receivable is included in the “Other assets” line of our condensed consolidated balance sheets.

The assets of the Home Meridian segment’s legacy Pension Plan (the “Plan”) were measured at fair value on a recurring basis based on Level 1 inputs. Pension plan assets, held in a trust account by the Plan’s trustee, primarily consist of a wide-range of mutual fund asset classes, including domestic and international equities, fixed income securities such as corporate bonds, mortgage-backed securities, real estate investments and U.S. Treasuries. As of February 2, 2016, the date of the latest actuarial valuation, Plan assets were netted against the Plan’s Projected Benefit Obligation (“PBO”) on that date to determine the Plan’s funded status. Since the PBO exceeded the market value of the Plan’s assets, the funded status is recorded in our condensed consolidated balance sheets as a net liability. As of February 2, 2016, the net liability for this plan was $6.2 million, with $1.2 million of that amount (representing expected benefit payments over fiscal 2017) included in the “Accrued salaries, wages and benefits” line of our condensed consolidated balance sheets and $4.9 million shown on the “Pension Plan” line of our condensed consolidated balance sheets.  The market value of pension plan assets shown below are as of February 2, 2016.  See note 11. Employee Benefit Plans for additional information about the Plan.

Our assets measured at fair value on a recurring basis at July 31, 2016 and January 31, 2016, respectively, were as follows:

	Fair value at July 31, 2016*				Fair value at January 31, 2016
Description	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets measured at fair value
Company-owned life insurance	$-	$21,907	$-	$21,907	$-	$21,888	$-	$21,888
Mortgage note receivable	-	-	1,561	1,561	-	-	1,575	1,575
Pension plan assets	11,585			11,585

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

		July 31,	January 31,
	Segment	2016	2016
Non-amortizable Intangible Assets
Goodwill	Home Meridian	$23,398	$-
Trademarks and trade names - Home Meridian	Home Meridian	11,400	-
Trademarks and trade names - Bradington-Young	Upholstery	861	861
Trademarks and trade names - Sam Moore	Upholstery	396	396
URL- Homeware.com	All other	125	125
Total non-amortizable assets		36,180	1,382

All of our amortizable intangible assets are recorded in our Home Meridian segment. The carrying amounts and changes therein of those amortizable intangible assets were as follows:

	Amortizable Intangible Assets
	Customer
	Relationships	Backlog	Trademarks	Totals

Balance at January 31, 2016	$-	$-	$-	$-
Intangibles- HMI acquisition	14,400	1,800	200	16,400
Amortization	(661)	(1,800)	(6)	(2,467)
Balance at July 31, 2016	$13,739	$-	$194	$13,933

The estimated amortization expense associated with our amortizable intangible assets is expected to be as follows:

Fiscal Year	Amount

Remainder of 2017	$667
2018	1,334
2019	1,334
2020	1,334
2021	1,334
Thereafter	7,930
$13,933

The expected amortization expense will be approximately $335,000 in each of the fiscal 2017 third and fourth quarters.

10.        Debt

On February 1, 2016, we entered into an amended and restated loan agreement (the "Loan Agreement") with Bank of America, N.A. ("BofA") in connection with the completion of the Home Meridian acquisition. Also on February 1, 2016, we borrowed in full the amounts available under the Unsecured Term Loan (the "Unsecured Term Loan") and the Secured Term Loan (the "Secured Term Loan") in connection with the completion of this acquisition.

Details of the individual credit facilities provided for in the Loan Agreement are as follows:

•
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

•
Unsecured Term Loan. The Loan Agreement provided us with a $41 million unsecured term loan. Any amount borrowed under the Unsecured Term Loan will bear interest at a rate, adjusted monthly, equal to the then current LIBOR monthly rate plus 1.50%. We must repay any principal amount borrowed under Unsecured Term Loan in monthly installments of approximately $490,000, together with any accrued interest, until the full amount borrowed is repaid or until February 1, 2021, at which time all amounts outstanding under the Unsecured Term Loan will become due and payable; and

•
Secured Term Loan. The Loan Agreement provided us with a $19 million term loan secured by a security interest in certain Company-owned life insurance policies granted to BofA under a security agreement, dated as of February 1, 2016 (the "Security Agreement"). Any amount borrowed under the Secured Term Loan will bear interest at a rate, adjusted monthly, equal to the then current LIBOR monthly rate plus 0.50%.We must pay the interest accrued on any principal amount borrowed under the Secured Term Loan on a monthly basis until the full principal amount borrowed is repaid or until February 1, 2021, at which time all amounts outstanding under the Secured Term Loan will become due and payable. BofA's rights under the Security Agreement are enforceable upon the occurrence of an event of default under the Loan Agreement.

We may prepay any outstanding principal amounts borrowed under either the Unsecured Term Loan or the Secured Term Loan in full or in part on any interest payment date without penalty. Since the closing date we have made unscheduled payments of $5.0 million on the Unsecured Term Loan and $1.9 million on the Secured Term Loan, in addition to the regularly scheduled debt service payments required by the Loan Agreement.

Additionally, we incurred $165,000 in debt issuance costs in connection with our terms loans. These costs are amortized over the life of the loan using the interest method and are included in the "interest expense" line of our condensed consolidated income statements. Unamortized debt issuance costs are netted against the carrying value of our term loans on our condensed consolidated balance sheets. As of July 31, 2016, unamortized loan costs of $142,000 were netted against the carrying value of our term loans on our condensed consolidated balance sheets.

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

As of July 31, 2016, we had an aggregate $28.9 million available under our revolving credit facility to fund working capital needs. Standby letters of credit in the aggregate amount of $1.1 million, used to collateralize certain insurance arrangements and for imported product purchases, were outstanding under the revolving credit facility as of July 31, 2016.  There were no additional borrowings outstanding under the revolving credit facility on July 31, 2016.  Any principal outstanding under the revolving credit facility is due July 31, 2018.

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

The consolidated liability for our pension plan obligations at July 31, 2016 and January 31, 2016 were $16.8 million and $8.2 million, respectively, and are shown in our condensed consolidated balance sheets as follows:

	July 31,	January 31,
	2016	2016
Accrued salaries, wages and benefits (current portions)
SRIP	$354	$354
SERP	261	-
Pension	1,191	-
Total current portion	$1,806	$354

Long-term portions
SRIP	$8,009	$7,799
SERP	2,123	-
Total deferred compensation*	10,132	7,799
Pension Plan	4,881	-
Total deferred compensation and pension plans	15,013	$7,799

Consolidated pension liabilities	$16,819	$8,153

*Total Deferred Compensation shown in the Long-Term Liabilities section of our Condensed Consolidated Balance Sheets is $10.7 million at July 31, 2016 and $8.4 million at January 31, 2016. These totals include the SRIP and SERP amounts shown in the table above, as well as miscellaneous additional long-term compensation-related items unrelated to these plans.

Components of net periodic benefit cost for the SRIP, SERP and pension plans are included in our condensed consolidated statements of income under selling and administrative expenses.

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 31,	August 2,	July 31,	August 2,
	2016	2015	2016	2015
Net periodic benefit costs
SRIP:
Service cost	$94	$101	$187	$202
Interest cost	85	72	170	144
Actuarial loss (gain)	(18)	45	(35)	90
Total SRIP	161	218	322	436

SERP:
Interest cost	22	-	44	-
Total SERP	22	-	44	-

Pension Plan:
Interest cost	187	-	376	-
Expected return on pension plan assets	(197)	-	(395)	-
Expected administrative expenses	70	-	140	-
Total Pension Plan	60	-	121	-

Consolidated net periodic benefit costs	$243	$218	487	$436

The expected long-term rate of return on Pension Plan assets is 7.0% as of the Plan’s most recent valuation date of February 2, 2016.

We contributed $292,000 in required contributions to the Pension Plan in the fiscal 2017 first half and expect to contribute an additional $292,000 in required contributions to the Pension Plan during the second half fiscal 2017. The SRIP and SERP plans are unfunded plans. Consequently, we expect to pay a total of approximately $300,000 in benefit payments from our general assets during the remainder of fiscal 2017 to fund SRIP and SERP payments.

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

	July 31,	January 31,
	2016	2016

Restricted shares	26	25
Restricted stock units	20	13
	46	38

All restricted shares and RSUs awarded that have not yet vested are considered when computing diluted earnings per share. The following table sets forth the computation of basic and diluted earnings per share:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 31,	August 2,	July 31,	August 2,
	2016	2015	2016	2015

Net income	$5,349	$3,938	$7,848	$7,410
Less: Unvested participating restricted stock dividends	3	3	5	3
Net earnings allocated to unvested participating restricted stock	12	10	18	10
Earnings available for common shareholders	5,334	3,925	7,825	7,397

Weighted average shares outstanding for basic earnings per share	11,533	10,783	11,524	10,770
Dilutive effect of unvested restricted stock and RSU awards	21	23	24	26
Weighted average shares outstanding for diluted earnings per share	11,554	10,806	11,548	10,796

Basic earnings per share	$0.46	$0.36	$0.68	$0.69

Diluted earnings per share	$0.46	$0.36	$0.68	$0.69

The increase in the number of shares is primarily due to the issuance of 716,910 shares of our common stock as a result of the Home Meridian acquisition on February 1, 2016.

13.        Income Taxes

The effective tax rates for the fiscal 2017 and 2016 second quarters were 35.1% and 33.4%, respectively.  The effective tax rates for the first half of fiscal 2017 and 2016 were 35.3% and 34.3%, respectively. The effective tax rates in both the fiscal 2017 second quarter and fiscal 2017 first half were higher than the comparable 2016 fiscal periods primarily due to the settlement of an uncertain tax position during the fiscal 2016 second quarter.

The net unrecognized tax benefits as of July 31, 2016 and January 31, 2016, which, if recognized, would affect our effective tax rate are $169,000 and $221,000, respectively.

Tax returns for fiscal years 2013 through 2016 remain subject to examination by federal and state taxing authorities. An examination of the fiscal 2013 return with federal taxing authorities was completed during fiscal 2016 with no changes. An examination of our North Carolina state tax returns for fiscal year 2012 and 2013 was completed during the fiscal 2017 first quarter with no material changes.

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

	Thirteen Weeks Ended				Twenty-Six Weeks Ended
	July 31, 2016		August 2, 2015		July 31, 2016		August 2, 2015
		% Net		% Net		% Net		% Net
Net Sales		Sales		Sales		Sales		Sales
Hooker Casegoods	$33,582	24.7%	$37,314	62.0%	$66,510	25.8%	$75,797	62.6%
Upholstery	19,847	14.6%	20,696	34.4%	41,740	16.2%	41,999	34.7%
Home Meridian	80,362	59.0%	-	0.0%	145,338	56.3%	-	0.0%
All other	2,372	1.7%	2,193	3.6%	4,406	1.7%	3,525	2.9%
Intercompany eliminations	-	0.0%	(63)		-	0.0%	(225)
Consolidated	$136,163	100.0%	$60,140	100.0%	$257,994	100.0%	$121,096	100.0%

Gross Profit
Hooker Casegoods	$10,662	31.7%	$10,904	29.2%	$20,816	31.3%	$22,205	29.3%
Upholstery	4,642	23.4%	4,532	21.9%	9,718	23.3%	9,251	22.0%
Home Meridian	12,413	15.4%	-	0.0%	23,123	15.9%	-	0.0%
All other	757	31.9%	649	29.6%	1,413	32.1%	999	28.3%
Intercompany eliminations	4		8		7		13
Consolidated	$28,478	20.9%	$16,093	26.8%	$55,077	21.3%	$32,468	26.8%

Operating Income
Hooker Casegoods	$4,341	12.9%	$4,456	11.9%	$6,422	9.7%	$8,557	11.3%
Upholstery	1,316	6.6%	1,307	6.3%	3,078	7.4%	2,755	6.6%
Home Meridian	2,365	2.9%	-	0.0%	2,453	1.7%	-
All other	198	8.4%	88	4.0%	265	6.0%	(224)	-6.4%
Intercompany eliminations	4		8		7		13
Consolidated	$8,224	6.0%	$5,859	9.7%	$12,225	4.7%	$11,101	9.2%

Capital Expenditures
Hooker Casegoods	$342		$571		$722		$940
Upholstery	174		358		208		417
Home Meridian	(59)		-		230		-
All other	-		6		-		7
Consolidated	$457		$935		$1,160		$1,364

Depreciation & Amortization
Hooker Casegoods	$548		$478		$1,084		$874
Upholstery	236		238		465		459
Home Meridian	1,176		-		3,194		-
All other	3		3		5		6
Consolidated	$1,963		$719		$4,748		$1,339

	As of July 31, 2016	%Total	As of January 31, 2016	%Total
Total Assets		Assets		Assets
Hooker Casegoods	$130,236	43.9%	$146,794	80.8%
Upholstery	31,642	10.7%	34,010	18.7%
Home Meridian	132,365	44.6%	-	0.0%
All other	2,486	0.8%	863	0.5%
Intercompany eliminations	(8)		(14)
Consolidated	$296,721	100.0%	$181,653	100.0%

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

16.        Subsequent Events
Dividends
On August 31, 2016, our board of directors declared a quarterly cash dividend of $0.10 per share, payable on September 30, 2016 to shareholders of record at September 16, 2016.

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

▪
the risks related to the recent acquisition of substantially all of the assets and certain liabilities of Home Meridian International, Inc., (“HMI”) including deal-related costs to be recognized in fiscal 2017, integration costs, costs related to acquisition debt, maintaining HMI’s existing customer relationships, debt service costs, interest rate volatility, the use of operating cash flows to service debt to the detriment of other corporate initiatives or strategic opportunities, financial statement charges related to the application of current accounting guidance in accounting for the Acquisition, the recognition of significant additional depreciation and amortization expenses by the combined entity,  the loss of key employees from HMI, the ongoing costs related to the assumption of HMI’s pension liabilities, the disruption of ongoing businesses or inconsistencies in standards, controls, procedures and policies across the companies which could adversely affect our internal control or information systems and the costs of bringing them into compliance and failure to realize benefits anticipated from the Acquisition;

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

This quarterly report on Form 10-Q includes our unaudited condensed consolidated financial statements for the thirteen-week period (also referred to as “three months,” “three-month period,” “quarter,” “second quarter” or “quarterly period”) that began May 2, 2016, and the twenty-six week period (also referred to as “six months,” “six-month period” or “first half”) that began February 1, 2016, and which both ended July 31, 2016.  This report discusses our results of operations for these periods compared to the fiscal year 2016 thirteen-week period that began May 4, 2015 and the twenty-six week period that began February 2, 2015, which both ended August 2, 2015 and our financial condition as of July 31, 2016 compared to January 31, 2016.

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

Hooker Furniture Corporation (referred to as “we,” “us”, “our” “Hooker” or “the Company”) is a home furnishings marketing, design and logistics company offering worldwide sourcing of residential Hooker Casegoods and upholstery, as well as domestically-produced custom leather and fabric-upholstered furniture in our 93rd year of business. Our February 2016 acquisition of  the assets of Home Meridian International positions us as the third largest publically traded furniture source for the U.S. Furniture Market based on 2015 shipments to U.S. retailers, according to a 2016 survey published by Furniture Today, a leading trade publication. Major Hooker Casegoods product categories include home entertainment, home office, accent, dining, and bedroom furniture in the upper price points sold under the Hooker Furniture brand. Hooker’s residential upholstered seating product lines include (a) Bradington-Young, a specialist in upscale motion and stationary leather furniture, (b) Sam Moore Furniture, a specialist in upscale occasional chairs, settees, sofas and sectional seating with an emphasis on cover-to-frame customization and (c) Hooker Upholstery, imported leather upholstered furniture targeted at the upper-medium price-range. The Homeware product line offers customer-assembled, modular upholstered and Hooker Casegoods products designed for younger and more mobile furniture customers. The H Contract product line supplies upholstered seating and Hooker Casegoods to upscale senior living facilities. Home Meridian’s brands address more moderate price points and some additional channels of distribution not currently served by legacy Hooker Furniture divisions or brands. Home Meridian’s brands include:

▪
Pulaski Furniture, specializing in casegoods covering the complete design spectrum: traditional, contemporary, and transitional in a wide range of bedroom, dining room, accent and display cabinets at medium price points,

▪	Samuel Lawrence Furniture, specializing in value-conscious offerings in bedroom, dining room, home office and youth furnishings,
▪	Prime Resources, value-conscious imported leather upholstered furniture,
▪	Right2Home, a supplier to internet furniture retailers, and
▪	Samuel Lawrence Hospitality, a designer and supplier of hotel furnishings.

Our corporate and divisional offices and upholstery manufacturing facilities are located in Virginia and North Carolina, and we have showrooms in High Point, North Carolina and Ho Chi Minh City, Vietnam. We operate eight distribution centers in North Carolina, Virginia, California, China and Vietnam. An extensive selection of designs and formats along with finish and cover options in each of our product categories makes us a comprehensive resource for retailers with price points in the lower-medium to lower high-end price ranges.  Our principal customers are retailers of residential home furnishings that are broadly dispersed throughout the United States. Our customers also include home furniture retailers in Canada and in nearly 40 other countries internationally. Other customers include independent furniture stores, mega accounts, specialty retailers, department stores, catalog and internet merchants, interior designers and national and regional chains.

For financial reporting purposes, we are organized into four operating segments – Hooker Casegoods, Upholstery, Home Meridian and an “All other” segment which includes H Contract and Homeware, two new businesses started in 2014. As of July 31, 2016, our operating segments and their associated brands are as follows:

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

Historically, our lower overhead, variable-cost import operations helped drive our profitability and provided us with more flexibility to respond to changing demand by adjusting inventory purchases from suppliers. This import model requires constant vigilance due to a larger investment in inventory and longer production lead times. We continually evaluate our imported furniture suppliers and when quality concerns, inflationary pressures, or trade barriers, such as duties and tariffs, diminish our value proposition, we transition sourcing to other suppliers, often located in different countries or regions. We expect the recent acquisition of Home Meridian, whose net sales are derived entirely from imported items, to strengthen and perpetuate this model, although at higher volumes and lower margins than that of our legacy import operations.

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

Home Meridian Acquisition

A large amount of furniture is sold in channels and at price points in which we have traditionally not competed.  The Home Meridian acquisition was pursued in order to give us access to new customers and new channels of distribution. We completed the acquisition on the first day of the current fiscal year. We are presently finalizing appraisals and estimates related to our purchase accounting, working to successfully integrate Home Meridian and to leverage best practices between the legacy Hooker organization and Home Meridian in order to lower costs, improve operating efficiencies and grow sales.

Through the first half of fiscal 2017, we have recorded approximately $1.1 million in acquisition expenses and $2.5 million in amortization expense on intangible assets acquired in the acquisition: namely, customer lists, order backlog and certain trade names. We expect to record an additional $667,000 in intangible asset amortization expense during the remainder of fiscal 2017 and expect to record approximately $200,000 additional acquisition-related costs over that same period.

Had the acquisition of the business of Home Meridian occurred at the beginning of fiscal 2016, net sales, net income and diluted earnings per share would have been approximately $140 million, $5.3 million and $0.49 per share, respectively, for the second quarter of fiscal 2016 and approximately $265 million, $9.2 million and $0.85 per share, respectively, for the fiscal 2016 first half. Material non-recurring adjustments excluded from these pro forma adjustments consist of amortization of intangible assets, elimination of transaction related costs and an adjustment of the interest rate on short and long term debt to reflect the interest rates in the Company's amended credit facility.

Executive Summary-Results of Operations

The Home Meridian acquisition closed on the first day of our current fiscal year. Consequently, that segment’s prior year results are not included in the results discussed below.

Consolidated net sales for the fiscal 2017 second quarter and first half more than doubled to $136 million and $258 million, respectively, due primarily to the acquisition of Home Meridian on the first day of the 2017 fiscal year. However, net sales in our legacy Hooker business deceased around 7% in both the second quarter and first half, driven primarily by net sales decreases in the Hooker Casegoods and Upholstery segments of 10% and 4.1%, respectively, as compared to the prior year quarter and decreases of 12% and 0.6%, respectively, as compared to the first half of the prior year.

Consolidated net income for the fiscal 2017 second quarter increased $1.4 million or 35.8% as compared to the prior year quarter and increased for the fiscal 2017 first half by $438,000 or 5.9% as compared to the prior year first half.

As discussed in greater detail under “Results of Operations” below, the following are the primary factors that affected our consolidated fiscal 2017 second quarter and first half operations:

▪
Gross profit. Consolidated gross profit increased primarily due to the acquisition of Home Meridian and, to a lesser extent, improved gross profit in our Upholstery and All other operating segments. These increases were partially offset by decreased gross profit in our Hooker Casegoods segment due to decreased sales. However, as a percentage of net sales, gross margins in the Hooker Casegoods segment increased slightly due primarily to lower ocean freight costs.

▪
Selling and administrative expenses. Consolidated selling and administrative (S&A) expenses decreased as a percentage of net sales for both the fiscal 2017 second quarter and first half periods, primarily due to the addition of Home Meridian’s operations. However, Hooker Casegoods segment S&A expenses increased in absolute terms and as a percentage of net sales in the fiscal 2017 first half, primarily due to the inclusion of approximately $1.0 million of acquisition-related costs during the fiscal 2017 first quarter.

▪
Intangible asset amortization expense. The Home Meridian segment recorded amortization expense of $813,000 in the fiscal 2017 second quarter and $2.5 million of amortization expense in the fiscal 2017 first half for acquisition-related intangibles.

▪
Operating income. Consolidated operating income increased $2.4 million in the fiscal 2017 second quarter and $1.2 million in the fiscal 2017 first half, primarily due to the Home Meridian acquisition, partially offset in both periods by decreased Hooker Casegoods segment operating income due to the factors discussed above and in greater detail in the analysis below.

Review

While there were some encouraging developments during the second quarter and first half, overall, we were disappointed with our results. The slow down at retail we first noted during the second half of fiscal 2016 persisted during the fiscal 2017 first half. These conditions appear to have affected much of the home furnishings industry. We believe the weakness was due to general economic uncertainty which has impacted US retail in recent quarters and, to a lesser extent, low energy prices negatively impacting consumers in oil and gas producing states where some of our best customers are located. In general, retailers of all sizes have not been as willing to make inventory investments as they were last year, which is particularly affecting our Hooker Casegoods and Home Meridian segments. Our upholstery segment reported a 4.1% sales decrease for the quarter and essentially flat sales for the first half. Hooker Upholstery’s first quarter double-digit sales growth momentum was derailed by a quality issue which resulted in delayed shipments during the second quarter, resulting in essentially flat sales in that division in the first half.

Despite these challenges, we note some positive developments during the first half. After achieving its first profitable year in fiscal 2016, Sam Moore continued its profitable performance with operating income improvements of over 80% and 60%, respectively, for the second quarter and the first half of fiscal 2017. We attribute the operating income improvements at Sam Moore to exiting low or unprofitable sales in the prior-year and to improved production. Sam Moore also reported mid-single digit sales growth during the second quarter. Product costs decreased during the second quarter and first half due to lower shipping costs in both the Hooker Casegoods and Home Meridian segments, as well as the Hooker Upholstery division of the Upholstery segment. The extent to which these lower costs will last is unknown. Additionally, the Home Meridian segment enters the second half of fiscal 2017 with the largest order backlog in its history due to growth in emerging distribution channels in that segment, which we believe will drive improved sales results in that segment in the second half of the fiscal year versus the first half of fiscal 2017.

Although a small component of our overall results, our All other segment delivered encouraging results for the quarter. H Contract reported a 23% increase in net sales for the quarter and a 45% increase in net sales the first half. While Homeware’s net sales have decreased compared to prior year due to delays related to the sourcing of its new imported product line, its operating loss decreased by over 65% from the prior year quarter and 69% from the first half of the prior year due primarily to improved gross profit and lower S&A expenses as a percentage of net sales. We will continue to assess Homeware’s operating performance as these new, better-value product offerings become available to ship.

Results of Operations

The following table sets forth the percentage relationship to net sales of certain items included in the condensed consolidated statements of income included in this report.

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 31,	August 2,	July 31,	August 2,
	2016	2015	2016	2015
Net sales	100.00%	100.00%	100.00%	100.00%
Cost of sales	79.1	73.2	78.7	73.2
Gross profit	20.9	26.8	21.3	26.8
Selling and administrative expenses	14.3	17.0	15.7	17.6
Intangible asset amortization	0.6	-	1.0	-
Operating income	6.0	9.7	4.7	9.2
Other income, net	0.2	0.1	0.2	0.2
Interest expense, net	0.2	-	0.2	-
Income before income taxes	6.0	9.8	4.7	9.3
Income tax expense	2.1	3.3	1.7	3.2
Net income	3.9	6.5	3.0	6.1

Fiscal 2017 Second Quarter Compared to Fiscal 2016 Second Quarter

Second Quarter Results of Operations

	Net Sales
	Thirteen Weeks Ended
	July 31, 2016		August 2, 2015		$ Change	% Change
		% Net Sales		% Net Sales
Hooker Casegoods	$33,582	24.7%	$37,314	62.0%	$(3,732)	-10.0%
Upholstery	19,847	14.6%	20,696	34.4%	(849)	-4.1%
All Other	2,372	1.7%	2,193	3.6%	179	8.2%
Intercompany Eliminations			(63)		63
Total excl. Home Meridian	55,801	41.0%	60,140	100%	(4,339)	-7.2%
Home Meridian	80,362	59.0%	-	0.0%	80,362
Consolidated	136,163	100%	60,140	100%	76,023	126.4%

Unit Volume	FY17 Q2 % Increase/ -Decrease vs. FY16 Q2	Average Selling Price	FY17 Q2 % Increase/ -Decrease vs. FY16 Q2

Hooker Casegoods	-9.3%	Hooker Casegoods	-0.6%
Upholstery	-5.7%	Upholstery	2.3%
All Other	-9.1%	All Other	17.3%
Total excl. Home Meridian	-8.2%	Total exclu. Home Meridian	1.3%
Home Meridian	-	Home Meridian	-
Consolidated	-8.2%	Consolidated	1.3%
The increase in consolidated net sales was primarily due to the acquisition of Home Meridian on the first day of fiscal 2017. Sales increases in our All other segment are primarily due to increased sales at H Contract as that business continues to expand its customer and geographic bases. Upholstery segment decreases were driven primarily by a quality-related issue which negatively affected second-quarter sales at Hooker Upholstery. We believe Hooker Casegoods segment sales decreased primarily due to sluggish retail furniture sales, a trend which began in the second half of fiscal 2016 and one that seems generally consistent with that of the overall home furnishings industry.
	Gross Income and Margin
	Thirteen Weeks Ended
	July 31, 2016		August 2, 2015		$ Change	% Change
		% Net Sales		% Net Sales
Hooker Casegoods	$10,662	31.7%	$10,904	29.2%	$(242)	-2.2%
Upholstery	4,642	23.4%	4,532	21.9%	110	2.4%
All Other	757	31.9%	649	29.6%	108	16.6%
Intercompany Eliminations	4		8		(4)
Total excl. Home Meridian	16,065	28.8%	16,093	26.8%	(28)	-0.2%
Home Meridian	12,413	15.4%	-		$12,413
Consolidated	$28,478	20.9%	$16,093	26.8%	$12,385	77.0%

Consolidated gross profit increased in the fiscal 2017 second quarter, primarily due to:
▪	the acquisition of Home Meridian on the first day of the fiscal 2017;
▪	improved Upholstery segment gross profit due to improvements at Sam Moore due to exiting unprofitable sales in the prior year, improved cost management and a mid-single digit sales increase; and
▪	increased All other segment gross profit due to increased sales at H Contract.

These increases were partially offset by decreased Hooker Casegoods gross profit in absolute terms due to lower net sales; however, Hooker Casegoods segment gross profit as a percentage of net sales increased due primarily to lower ocean freight costs.

	Selling and Administrative Expenses
	Thirteen Weeks Ended
	July 31, 2016		August 2, 2015		$ Change	% Change
		% Net Sales		% Net Sales
Hooker Casegoods	$6,321	18.8%	$6,448	17.3%	$(127)	-2.0%
Upholstery	3,326	16.8%	3,225	15.6%	101	3.1%
All Other	559	23.6%	561	25.6%	(2)	-0.4%
Total excl. Home Meridian	10,206	18.3%	10,234	17.0%	(28)	-0.3%
Home Meridian	9,235	11.5%	-		9,235
Consolidated	$19,441	14.3%	$10,234	17.0%	$9,207	90.0%

Consolidated S&A expenses increased in absolute terms primarily due to the addition of Home Meridian’s operations during the first day of fiscal 2017, but decreased as a percentage of net sales from the fiscal 2016 second quarter, primarily due to the addition of that segment’s net sales in the quarter. Additionally, Hooker Casegoods S&A was positively impacted by $500,000 in gains on the proceeds from company-owned life insurance.

	Intangible Asset Amortization
	Thirteen Weeks Ended
	July 31, 2016		August 2, 2015		$ Change	% Change
Home Meridian		% Net Sales		% Net Sales
Intangible asset amortization	$813	0.6%	$-	0.0%	$813

The Home Meridian segment recorded amortization expense on acquisition-related intangibles during the quarter and expects to record $667,000 during the remainder of fiscal 2017. See note 9. Intangible Assets for additional information on our amortizable intangible assets.

	Operating Profit and Margin
	Thirteen Weeks Ended
	July 31, 2016		August 2, 2015		$ Change	% Change
		% Net Sales		% Net Sales
Hooker Casegoods	$4,341	12.9%	$4,456	11.9%	$(115)	-2.6%
Upholstery	1,316	6.6%	1,307	6.3%	9	0.7%
All Other	198	8.4%	88	4.0%	110	125.0%
Intercompany Eliminations	4		8		(4)
Total excl. Home Meridian	5,859	10.5%	5,859	9.7%	-	0.0%
Home Meridian	2,365	2.9%	-		2,365
Consolidated	$8,224	6.0%	$5,859	9.7%	$2,365	40.4%

Operating profitability decreased as a percentage of net sales but increased in absolute terms for the fiscal 2017 second quarter compared to the same prior-year period, due to the acquisition of HMI and other factors discussed above.

	Interest Expense, net
	Thirteen Weeks Ended
	July 31, 2016		August 2, 2015		$ Change	% Change
		% Net Sales		% Net Sales
Interest expense, net	$247	0.2%	$18	0.0%	$229	1272.2%

Consolidated interest expense increased primarily due to interest expense recognized on our acquisition-related term loans during the quarter.

	Income taxes
	Thirteen Weeks Ended
	July 31, 2016		August 2, 2015		$ Change	% Change
		% Net Sales		% Net Sales
Consolidated income tax expense	$2,887	2.1%	$1,972	3.3%	$915	46.4%

Effective Tax Rate	35.1%		33.4%

We recorded income tax expense of $2.9 million for the fiscal 2017 second quarter compared to $2.0 million for the comparable prior year period.  The effective tax rates for the fiscal 2017 and 2016 second quarters were 35.1% and 33.4%, respectively.  Our effective tax rate was higher in the fiscal 2017 second quarter as compared to the fiscal year 2016 second quarter primarily due to the settlement of an uncertain tax position during the fiscal 2016 second quarter.

	Net Income
	Thirteen Weeks Ended
	July 31, 2016		August 2, 2015		$ Change	% Change
Net Income		% Net Sales		% Net Sales
Consolidated	$5,349	3.9%	$3,938	6.5%	$1,411	35.8%

Earnings per share	$0.46		$0.36

Fiscal 2017 First Half Compared to Fiscal 2016 First Half

	Net Sales
	Twenty-Six Weeks Ended
	July 31, 2016		August 2, 2015		$ Change	% Change
		% Net Sales		% Net Sales
Casegoods	$66,510	25.8%	$75,797	62.6%	$(9,287)	-12.3%
Upholstery	41,740	16.2%	41,999	34.7%	(259)	-0.6%
All Other	4,406	1.7%	3,525	2.9%	881	25.0%
Intercompany Elimination		0.0%	(225)	-0.2%	225
Total excl. Home Meridian	$112,656	43.7%	$121,096	100.0%	$(8,440)	-7.0%
Home Meridian	145,338	56.3%	-	0.0%	145,338
Consolidated	$257,994	100.0%	$121,096	100.0%	$136,898	113.0%

Unit Volume	FY17 YTD Increase/ -Decrease vs. FY16 YTD	Average Selling Price	FY17 YTD Increase/ -Decrease vs. FY16 YTD

Casegoods	-12.9%	Casegoods	1.2%
Upholstery	-3.1%	Upholstery	3.2%
All Other	14.1%	All Other	7.5%
Total excl. Home Meridian	-9.0%	Total excl. Home Meridian	2.5%
Home Meridian	-	Home Meridian	-
Consolidated	-9.0%	Consolidated	2.5%
The increase in consolidated net sales was primarily due to the acquisition of Home Meridian on the first day of the fiscal 2017. Sales increases in our All other segment are primarily due to increased sales at H Contract as that business continues to expand its customer and geographic bases. Upholstery segment decreases were driven primarily by a quality-related issue which negatively affected second-quarter sales at Hooker Upholstery and essentially flat sales at Sam Moore due to exiting unprofitable sales in the prior year. We believe Hooker Casegoods segment sales decreased primarily due to sluggish retail furniture sales, a trend which began in the second half of fiscal 2016 and one that seems generally consistent with that of the overall home furnishings industry.
	Gross Income and Margin
	Twenty-Six Weeks Ended
	July 31, 2016		August 2, 2015		$ Change	% Change
		% Net Sales		% Net Sales
Casegoods	$20,816	31.3%	$22,205	29.3%	$(1,389)	-6.3%
Upholstery	9,718	23.3%	9,251	22.0%	467	5.0%
All Other	1,413	32.1%	999	28.3%	414	41.4%
Intercompany Elimination	7		13		(6)
Total excl. Home Meridian	$31,954	28.4%	$32,468	26.8%	$(514)	-1.6%
Home Meridian	23,123	15.9%	-		23,123
Consolidated	55,077	21.3%	32,468	26.8%	22,609	69.6%

Consolidated gross profit increased in the fiscal 2017 first half, primarily due to:

▪	the acquisition of Home Meridian on the first day of the fiscal 2017;
▪	improved upholstery segment gross profit due to:
▪	improvements at Sam Moore due to exiting unprofitable sales in the prior year, improved manufacturing cost performance and a mid-single digit sales increase; and
▪	improvements at Hooker Upholstery due to exiting unprofitable sales programs in the prior year, lower product costs due to decreased ocean freight costs; and
▪	improved All other segment gross profit due to increased sales at H Contract.

These increases were partially offset by decreased Hooker Casegoods gross profit in absolute terms due to lower net sales; however, Hooker Casegoods segment gross profit as a percentage of net sales increased due primarily to lower ocean freight costs.

	Selling and Administrative Expenses
	Twenty-Six Weeks Ended
	July 31, 2016		August 2, 2015		$ Change	% Change
		% Net Sales		% Net Sales
Casegoods	$14,394	21.6%	$13,648	18.0%	$746	5.5%
Upholstery	6,640	15.9%	6,496	15.5%	144	2.2%
All Other	1,148	26.1%	1,223	34.7%	(75)	-6.1%
Total excl. Home Meridian	$22,182	19.7%	$21,367	17.6%	$815	3.8%
Home Meridian	18,203	12.5%	-		18,203
Consolidated	$40,385	15.7%	$21,367	17.6%	$19,018	89.0%

Consolidated S&A expenses increased in absolute terms primarily due to the addition of Home Meridian’s operations on the first day of fiscal 2017, but decreased as a percentage of net sales from the fiscal 2016 first half, primarily due to the addition of that segment’s typically lower-margin net sales in the first half. Hooker Casegoods segment S&A increased primarily due to approximately $1.1 million in acquisition-related expenses during the first half, partially offset by $500,000 in gains on the proceeds from company-owned life insurance and decreased sales-related expenses due to lower sales.

	Intangible Asset Amortization
	Twenty-Six Weeks Ended
	July 31, 2016		August 2, 2015		$ Change	% Change
Home Meridian		% Net Sales		% Net Sales
Intangible asset amortization	$2,467	1.0%	$-	0.0%	$2,467

The Home Meridian segment recorded amortization expense on acquisition-related intangibles during the first-half and expects to record $667,000 during the remainder of fiscal 2017. See note 9. Intangible Assets for additional information on our amortizable intangible assets.

	Operating Profit and Margin
	Twenty-Six Weeks Ended
	July 31, 2016		August 2, 2015		$ Change	% Change
		% Net Sales		% Net Sales
Hooker Casegoods	$6,422	9.7%	$8,557	11.3%	$(2,135)	-25.0%
Upholstery	3,078	7.4%	2,755	6.6%	323	11.7%
All Other	265	6.0%	(224)	-6.4%	489	-218.3%
Intercompany Eliminations	7		13		(6)
Total excl. Home Meridian	9,772	8.7%	11,101	9.2%	(1,329)	-12.0%
Home Meridian	2,453	1.7%	-		2,453
Consolidated	$12,225	4.7%	$11,101	9.2%	$1,124	10.1%

Operating profitability decreased as a percentage of net sales but increased in absolute terms for the fiscal 2017 first half compared to the same prior-year period, due to the acquisition of HMI and other factors discussed above.

	Interest Expense, net
	Twenty-Six Weeks Ended
	July 31, 2016		August 2, 2015		$ Change	% Change
		% Net Sales		% Net Sales
Interest expense, net	$511	0.2%	$30	0.0%	$481	1603.3%

Consolidated interest expense increased primarily due to interest expense recognized on our acquisition-related term loans during the first half.

	Income Taxes
	Twenty-Six Weeks Ended
	July 31, 2016		August 2, 2015		$ Change	% Change
		% Net Sales		% Net Sales
Consolidated income tax expense	$4,284	1.7%	$3,874	3.2%	$410	10.6%

Effective Tax Rate	35.3%			34.3%

We recorded income tax expense of $4.3 million for the fiscal 2017 first -half compared to $3.9 million for the same prior-year period. The effective tax rates for the six-month fiscal 2017 and 2016 were 35.3% and 34.3%, respectively. Our effective tax rate was higher in the fiscal 2017 six-month period as compared to the fiscal 2016 six-month period primarily due to the settlement of an uncertain tax position during the fiscal 2016 period.

	Net Income and Earnings Per Share
	Twenty-Six Weeks Ended
	July 31, 2016		August 2, 2015		$ Change	% Change
		% Net Sales		% Net Sales
Consolidated	$7,848	3.0%	$7,410	6.1%	$438	5.9%

Earnings per share	$0.68		$0.69

Outlook
Since the second half of fiscal 2016, we have experienced lower demand for most of our casegoods products compared to the same period a year ago. We believe our situation is generally consistent with that of the overall U.S. home furnishings industry. We are encouraged by generally positive trends in consumer spending, new and existing home sales as well as other positive factors, which we believe will eventually result in an increase in incoming orders in our legacy Hooker business. We are pleased to report that the Home Meridian segment entered the second half of the fiscal year with the largest sales order backlog in its history, driven largely by the continued success of its imported upholstery products, the Eric Church home furnishings collection and strong orders in its hospitality division. In addition, we are taking actions to stimulate demand in the Hooker Casegoods segment such as a schedule of sales promotions during the traditionally stronger fall selling season, working with major retailers to tailor promotions specifically to their markets and continuing to flow new products. We accelerated delivery of our top April 2016 market introductions to retail floors early in the fiscal 2017 third quarter which got them in place at retail for the important Labor Day weekend that opened the fall selling season.

Additionally, 95% of Hooker Casegoods bestsellers are in stock. In our Upholstery segment, we expect Bradington-Young to return to mid-single digit sales growth following the successful ERP implementation in July. The quality issue which impacted Hooker Upholstery product availability and sales in the previous quarter will continue into our third quarter as we return and replace the unsalable inventory. In our All other segment, orders in the H Contract division are up nearly 16% through fiscal July and we expect Homeware’s new imported line to start shipping in earnest during the second half. As conditions improve, we expect a better retail sales environment for All of our Segments. We believe the Hanjin Shipping bankruptcy announced last week will likely increase our short-to-medium term ocean freight costs which will increase product costs in all of our operating segments to varying degrees; however, inventory availability is good and we will take additional steps as necessary to mitigate as the situation develops.
We are actively managing our lower overhead, variable-cost import operations in order to control costs and effectively manage working capital. As we progress through the remainder of 2017, we will focus on:

▪	controlling costs;
▪	evaluating ways to expand into new distribution channels;
▪	successfully integrating the Home Meridian division;
▪	leveraging best practices in order to lower costs, improve operational efficiencies and grow sales;
▪	growing and improving the profitability of our new business initiatives;
▪	building on our initial successes in expanding our merchandising reach in the “better” parts of our “good-better-best” casegoods product offerings;
▪	growing sales of our Cynthia Rowley home furnishings collection;
▪	restoring the momentum of the Hooker Upholstery imported products line;
▪	increasing production capacity at Sam Moore;
▪	maintaining proper inventory levels and optimizing product availability on best-selling items;
▪	strengthening our relationships with key vendors and sourcing product from cost-competitive locations and from quality-conscious sourcing partners;
▪	offering an array of new products and designs, which we believe will help generate additional sales; and
▪	upgrading and refining our information systems capabilities to support our businesses.

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

During the fiscal 2015 third quarter, the DoC agreed to reconsider some of its earlier findings related to accent chests  and early in the fiscal 2015 fourth quarter, DoC reaffirmed its decision that certain of our competitor’s accent chests constituted wooden bedroom furniture subject to anti-dumping duties. The competitor challenged DoC’s position in the United States Court of International Trade (“CIT”). On December 1, 2015, the court issued a decision remanding the accent chest issue to DoC with the instruction to reconsider the treatment of accent chests in a manner consistent with the court’s decision, which on balance is favorable to our views.   DoC issued a remand decision holding that the accent chests were not bedroom furniture.  On February 29, 2016, the CIT sustained that determination.  DoC did not appeal that decision. In mid-August, the DoC issued several scope rulings which appear to further narrow the definition of wooden bedroom furniture. We are in the process of evaluating those rulings.

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

Financial Condition, Liquidity and Capital Resources

Cash Flows – Operating, Investing and Financing Activities

	Twenty-Six Weeks Ended
	July 31,	August 2,
	2016	2015
Net cash provided by operating activities	$24,101	$9,020
Net cash used in investing activities	(87,076)	(1,892)
Net cash provided by (used in) financing activities	48,164	(2,160)
Net (decrease) increase in cash and cash equivalents	$(14,811)	$4,968

During the six months ended July 31, 2016, cash generated from operations, cash on hand and term-loan proceeds helped fund the Acquisition, pay $9.4 million in long-term debt payments, pay $2.3 million in cash dividends and fund $1.2 million of capital expenditures to enhance our business systems and facilities.

In comparison, during the six months ended August 2, 2015, cash generated from operations helped to fund an increase in cash and cash equivalents of $5 million, pay $2.2 million in cash dividends and fund $1.3 million in capital expenditures to enhance our business systems and facilities and to pay $589,000 in premiums on Company-owned life insurance policies

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

▪
Unsecured Term Loan. The Loan Agreement provided us with a $41 million Unsecured Term Loan. Any amount borrowed under the Unsecured Term Loan will bear interest at a rate, adjusted monthly, equal to the then current LIBOR monthly rate plus 1.50%. We must repay any principal amount borrowed under the Unsecured Term Loan in monthly installments of approximately $490,000, together with any accrued interest, until the full amount borrowed is repaid or until February 1, 2021, at which time all amounts outstanding under the Unsecured Term Loan will become due and payable.; and

▪
Secured Term Loan. The Loan Agreement provided us with a $19 million term loan secured by a security interest in certain Company-owned life insurance policies granted to BofA under a security agreement, dated as of February 1, 2016 (the “Security Agreement”). Any amount borrowed under the Secured Term Loan will bear interest at a rate, adjusted monthly, equal to the then current LIBOR monthly rate plus 0.50%. We must pay the interest accrued on any principal amount borrowed under the Secured Term Loan on a monthly basis until the full principal amount borrowed is repaid or until February 1, 2021, at which time all amounts outstanding under the Secured Term Loan will become due and payable. BofA’s rights under the Security Agreement are enforceable upon the occurrence of an event of default under the Loan Agreement.

We may prepay any outstanding principal amounts borrowed under either the Unsecured Term Loan or the Secured Term Loan in full or in part on any interest payment date without penalty. Since the closing date we have made unscheduled payments of $5.0 million on the Unsecured Term Loan and $1.9 million on the Secured Term Loan, in addition to the regularly-scheduled debt service payments required by the Loan Agreement.

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

We were in compliance with each of these financial covenants at July 31, 2016 and expect to remain in compliance with existing covenants through fiscal 2017 and for the foreseeable future.

Revolving Credit Facility Availability

As of July 31, 2016, we had an aggregate $28.9 million available under our revolving credit facility to fund working capital needs. Standby letters of credit in the aggregate amount of $1.1 million, used to collateralize certain insurance arrangements and for imported product purchases, were outstanding under the revolving credit facility as of July 31, 2016.  There were no borrowings outstanding under the revolving credit facility on July 31, 2016.  Any principal outstanding under the revolving credit facility is due July 31, 2018.

Factoring Arrangement

In order to realize operational efficiencies, cost savings, leverage best practices and present a single face to our customers, we ended our factoring relationship at Bradington-Young at the beginning of the fiscal 2017 second quarter. This change has not had a material adverse effect on our liquidity and given our current and projected liquidity, we do not expect it to have a material adverse effect on our future liquidity.

Capital Expenditures

We expect to spend between $1.5 million to $3.0 million in capital expenditures during the remainder of the 2017 fiscal year to maintain and enhance our operating systems and facilities.

Share Repurchase Authorization

During the fiscal 2013 first quarter, our Board of Directors authorized the repurchase of up to $12.5 million of the Company’s common shares. The authorization does not obligate us to acquire a specific number of shares during any period and does not have an expiration date, but it may be modified, suspended or discontinued at any time at the discretion of our Board of Directors. Repurchases may be made from time to time in the open market, or through privately negotiated transactions or otherwise, in compliance with applicable laws, rules and regulations, and subject to our cash requirements for other purposes, compliance with the covenants under the Loan Agreement and other factors we deem relevant. No shares were purchased under the authorization during the fiscal 2017 first half, fiscal 2016, fiscal 2015 or fiscal 2014. Approximately $11.8 million remained available for future purchases under the authorization as of July 31, 2016.

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

Interest Rate Risk

In conjunction with the Acquisition, we entered into new financing arrangements as described in "Note 10 Debt" included in Item 1. “Financial Statements” - Notes to the Unaudited Condensed Consolidated Financial Statements" of this Form 10-Q. Borrowings under the revolving credit facility and the unsecured term loan bear interest based on LIBOR plus 1.5% and borrowings under the secured term loan bear interest based on LIBOR plus 0.5%. As such, these debt instruments expose us to market risk for changes in interest rates. There was no outstanding balance under our revolving credit facility as of July 31, 2016, other than standby letters of credit in the amount of $1.1 million. However, as of July 31, 2016, $52.0 million was outstanding under our term loans. A 1% increase in the LIBOR rate would result in an annual increase in interest expense on our terms loans of approximately $475,000.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended July 31, 2016.  Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective as of July 31, 2016 to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to the Company’s management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure and are effective to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

There have been no changes in our internal control over financial reporting during the fiscal quarter ended July 31, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended July 31, 2016, formatted in Extensible Business Reporting Language (“XBRL”): (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of income, (iii) condensed consolidated statements of comprehensive income, (iv) condensed consolidated statements of cash flows, and (v) the notes to the condensed consolidated financial statements

____________
*Filed herewith
** Furnished herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

 HOOKER FURNITURE CORPORATION

Date: September 9, 2016	By: /s/Paul A. Huckfeldt
Paul A. Huckfeldt
Chief Financial Officer and
Senior Vice President – Finance and
Accounting