Form 10-Q
period 2016-10-30
HOOKER FURNITURE CORP
filed 2016-12-09
CIK 1077688

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 30, 2016

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated Filer ☐	Accelerated filer ☒
Non-accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of December 2, 2016:

Common stock, no par value	11,562,810
(Class of common stock)	(Number of shares)

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

HOOKER FURNITURE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

As of	October 30,	January 31,
	2016	2016
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$43,106	$53,922
Trade accounts receivable, less allowance for doubtful accounts of $3,889 and $1,032 on each respective date	74,241	28,176
Inventories	74,722	43,713
Prepaid expenses and other current assets	4,209	2,256
Total current assets	196,278	128,067
Property, plant and equipment, net	26,477	22,768
Cash surrender value of life insurance policies (see note 8)	22,197	21,888
Deferred taxes	7,091	5,350
Intangible assets (see note 9)	26,381	1,382
Goodwill (see notes 3 and 9)	24,057	-
Other assets	2,252	2,198
Total non-current assets	108,455	53,586
Total assets	$304,733	$181,653

Liabilities and Shareholders’ Equity
Current liabilities
Current portion of term loan	$5,817	$-
Trade accounts payable	31,549	9,105
Accrued salaries, wages and benefits	6,893	4,834
Income tax accrual	1,499	357
Customer deposits	7,903	797
Other accrued expenses	4,126	1,512
Total current liabilities	57,787	16,605
Long term debt (see note 10)	43,226	-
Deferred compensation (see note 11)	10,655	8,409
Pension plan (see note 11)	3,596	-
Income tax accrual	121	166
Other long-term liabilities	1,497	412
Total long-term liabilities	59,095	8,987
Total liabilities	116,882	25,592

Shareholders’ equity
Common stock, no par value, 20,000 shares authorized, 11,563 and 10,818 shares issued and outstanding on each date (see note 4)	39,649	18,667
Retained earnings	148,097	137,255
Accumulated other comprehensive income	105	139
Total shareholders’ equity	187,851	156,061
Total liabilities and shareholders’ equity	$304,733	$181,653

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

HOOKER FURNITURE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 30,	November 1,	October 30,	November 1,
	2016	2015	2016	2015

Net sales	$145,298	$65,338	$403,292	$186,434

Cost of sales	114,372	47,173	317,289	135,801

Gross profit	30,926	18,165	86,003	50,633

Selling and administrative expenses	20,653	11,525	61,038	32,892
Intangible asset amortization	334	-	2,801	-

Operating income	9,939	6,640	22,164	17,741

Other income, net	218	50	636	263
Interest expense, net	245	17	755	47

Income before income taxes	9,912	6,673	22,045	17,957

Income tax expense	3,453	2,043	7,737	5,917

Net income	$6,459	$4,630	$14,308	$12,040

Earnings per share
Basic	$0.56	$0.43	$1.24	$1.11
Diluted	$0.56	$0.43	$1.23	$1.11

Weighted average shares outstanding:
Basic	11,537	10,787	11,528	10,775
Diluted	11,559	10,809	11,556	10,802

Cash dividends declared per share	$0.10	$0.10	$0.30	$0.30

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

HOOKER FURNITURE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 30,	November 1,	October 30,	November 1,
	2016	2015	2016	2015

Net Income	$6,459	$4,630	$14,308	$12,040
Other comprehensive income:
Amortization of actuarial (gain) loss	(18)	44	(53)	134
Income tax effect on amortization	7	(16)	19	(50)
Adjustments to net periodic benefit cost	(11)	28	(34)	84

Total comprehensive Income	$6,448	$4,658	$14,274	$12,124

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

HOOKER FURNITURE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
   (Unaudited)

	Thirty-Nine Weeks Ended
	October 30,	November 1,
	2016	2015
Operating Activities:
Net income	$14,308	$12,040
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,340	2,082
(Gain)/Loss on disposal of assets	(60)	41
Deferred income tax (benefit) expense	(1,767)	346
Noncash restricted stock and performance awards	927	566
Provision for doubtful accounts	(168)	(132)
Changes in assets and liabilities:
Trade accounts receivable	(105)	1,722
Inventories	6,597	2,954
Gain on life insurance policies	(665)	(675)
Prepaid expenses and other current assets	(306)	(269)
Trade accounts payable	(319)	(2,214)
Accrued salaries, wages, and benefits	(332)	47
Accrued income taxes	1,142	(228)
Accrued commissions	(103)	(34)
Customer deposits	4,485	58
Other accrued expenses	2,512	99
Deferred compensation	(1,265)	439
Other long-term liabilities	44	40
Net cash provided by operating activities	31,265	16,882

Investing Activities:
Acquisition of Home Meridian	(86,062)	-
Purchases of property and equipment	(1,905)	(2,177)
Proceeds received on notes for sale of assets	116	23
Proceeds from life insurance premiums	908	-
Premiums paid on life insurance policies	(682)	(676)
Net cash used in investing activities	(87,625)	(2,830)

Financing Activities:
Proceeds from long-term debt	60,000	-
Payments for long-term debt	(10,825)	-
Debt issuance cost	(165)	-
Cash dividends paid	(3,466)	(3,241)
Net cash provided by (used in) financing activities	45,544	(3,241)

Net (decrease) increase in cash and cash equivalents	(10,816)	10,811
Cash and cash equivalents - beginning of year	53,922	38,663
Cash and cash equivalents - end of quarter	$43,106	$49,474
Supplemental schedule of cash flow information:
Interest paid, net	$547	$41
Income taxes paid, net	8,360	5,779
Non-cash transactions:
Acquisition cost paid in common stock	$20,267	-
Increase in property and equipment through accrued purchases	22	18

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

HOOKER FURNITURE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar and share amounts in tables, except per share amounts, in thousands unless otherwise indicated)
(Unaudited)
For the Thirty-Nine Weeks Ended October 30, 2016

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

On February 1, 2016, we acquired substantially all of the assets and assumed certain liabilities of HMI for $86 million in cash and the issuance of 716,910 shares of our common stock valued at $20.3 million (such numbers include agreed upon post-closing working capital adjustments). Based on the way we manage, evaluate and internally report our operations, we determined that Home Meridian’s newly acquired operations will be reported as a separate operating segment. See notes 3 and 14 for additional details on the acquisition and our operating segments. The results of operations of Home Meridian are included in our results of operations beginning on February 1, 2016, the first day of our 2017 fiscal year. Conversely, since the acquisition was completed on the first day of the current fiscal year, comparable prior-year information for the Home Meridian segment is not included in the financial statements presented in this report. The acquisition is discussed in greater detail below in Note 3. Acquisition.

We adopted Accounting Standard’s Update (“ASU”) No. 2015-03, “Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs” in the first quarter of fiscal 2017. Prior to the issuance of this standard, debt issuance costs were required to be recorded as assets on the balance sheet. This update requires that debt issuance costs related to a debt liability be presented on the balance sheet as a direct deduction from the carrying amount of the debt liability, consistent with debt discounts. This update does not change the recognition and measurement of debt issuance costs. Prior to the recent Home Meridian acquisition, we had no outstanding debt. Consequently, there are no costs to reclassify as a result of the adoption of this standard. However, we capitalized debt issuance costs related to the recent acquisition of the Home Meridian business during the fiscal 2017 first quarter and those unamortized costs are netted against our outstanding debt on our condensed consolidated balance sheets.

We adopted ASU No. 2015-16, “Business Combinations (Topic 805) Simplifying the Accounting for Measurement Period Adjustments”, in the first quarter of fiscal 2017. This update requires that an acquirer in a business combination recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The effect on earnings of any changes in the provisional amounts must be calculated as if they occurred as of the acquisition date. The update also requires the acquirer to disclose the portion of the effect on earnings that would have been recorded in previous reporting periods if the adjustments to the provisional amounts had been recognized as of the acquisition date. This update must be adopted prospectively and may be early adopted for financial statements that had not been issued before the update’s issuance date. The adoption of the update did not have a material effect on our Condensed Consolidated Income Statements in the fiscal 2017 first nine-months but may in a future quarter, as management’s estimates and appraisals related to the Home Meridian acquisition are finalized.

2.    Fiscal Periods

The financial statements contained herein are being filed as part of a quarterly report on Form 10-Q covering the thirteen-week period (also referred to as “three months,” “three-month period,” “quarter,” “third quarter” or “quarterly period”) that began August 1, 2016, and the thirty-nine week period (also referred to as “nine months,” “nine-month period” or “year-to-date period”) that began February 1, 2016, which both ended October 30, 2016,  compared to the  thirteen-week period that began August 3, 2015 and the thirty-nine week period that began February 2, 2015, which both ended November 1, 2015.

References in these notes to the condensed consolidated financial statements of the Company to:

▪	the 2017 fiscal year and comparable terminology mean the fiscal year that began February 1, 2016 and will end January 29, 2017; and

▪	the 2016 fiscal year and comparable terminology mean the fiscal year that began February 2, 2015 and ended January 31, 2016.

3.    Acquisition

On February 1, 2016, we completed the previously announced acquisition (the “Acquisition”) of substantially all of the assets of HMI pursuant to the Asset Purchase Agreement into which we and HMI entered on January 5, 2016 (the “Asset Purchase Agreement”). Upon completion and including post-closing working capital adjustments, we paid $86 million in cash and issued 716,910 shares of our common stock (the “Stock Consideration”) to designees of HMI as consideration for the Acquisition. The Stock Consideration consisted of (i) 530,598 shares due to the $15 million of consideration payable in shares of our common stock under the Asset Purchase Agreement, and (ii) 186,312 shares issued pursuant to working capital adjustments detailed in the Asset Purchase Agreement. The working capital adjustment was driven by an increase in HMI’s accounts receivable due to strong sales towards the end of calendar 2015. The number of shares of common stock issued at closing for the Stock Consideration was determined by reference to the mean closing price of our common stock for the fifteen trading days immediately preceding the closing date ($28.27). Under the Asset Purchase Agreement, we also assumed certain liabilities of HMI, including approximately $7.8 million of liabilities related to certain retirement plans. The assumed liabilities did not include the indebtedness (as defined in the Asset Purchase Agreement) of HMI.

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

The following table summarizes the preliminary estimates of the fair values of the identifiable assets acquired and liabilities assumed in the Acquisition as of October 30, 2016. The preliminary estimates of fair value of identifiable assets acquired and liabilities assumed are subject to revisions, which may result in adjustments to the preliminary values presented below, when management’s estimates are finalized. We are currently in the process of evaluating third party appraisal reports which we expect to be completed by the end of the current fiscal year. During the fiscal 2017 third quarter, we reclassified $3.1 million of accounts receivable-related reserve items from accrued expenses to accounts receivable. Additionally, we reduced property and equipment by $509,000 and prepaid expenses and other current assets by $150,000 for items that had been capitalized inconsistent with our capitalization policy. Consequently, goodwill was increased by $659,000.

Fair value estimates of assets acquired and liabilities assumed
Purchase price consideration
Cash paid for assets acquired, including working capital adjustment	$86,062
Value of shares issued for assets acquired	15,000
Value of shares issued for excess net working capital	5,267

Total purchase price	$106,329

Accounts receivable	$43,171
Inventory	37,606
Prepaid expenses and other current assets	1,626
Property and equipment	5,292
Intangible assets	27,800
Goodwill	24,057
Accounts payable	(22,742)
Accrued expenses	(1,761)
Pension plan liabilities and deferred compensation balances	(8,720)

Total purchase price	$106,329

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
▪
Home Meridian customer relationships which are definite-lived intangible assets with an aggregate fair value of $14.4 million. The customer relationships are amortizable and will be amortized over a period of eleven years; and

▪
Home Meridian order backlog which is a definite-lived intangible asset with an aggregate fair value of $1.8 million which we amortized over five months, with most of the expense recognized in the fiscal 2017 first quarter.

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

The following unaudited consolidated pro forma summary has been prepared by adjusting our historical data to give effect to the Acquisition as if it had occurred on February 1, 2015:

	13 Weeks Ended	39 Weeks Ended
(in millions except per share data)	November 1, 2015	November 1, 2015
	(Pro forma)	(Pro forma)
Net Sales	$153,906	$419,285
Net Income	5,351	14,556
Basic EPS	0.50	1.35
Diluted EPS	0.49	1.35

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

We recorded Acquisition related costs of $1.1 million in the first nine-months of fiscal 2017 and expect to incur nominal amounts during the remainder of fiscal 2017. These expenses are included in the “Selling and administrative expenses” line of our condensed consolidated statements of income.

4.    Shareholders’ Equity

The number of shares and the amount of common stock outstanding changed materially from the end of the 2016 fiscal year, as a result of issuing 716,910 shares of common stock to the designees of HMI as partial consideration for the Acquisition. The table below reconciles the number of shares and amounts of common stock outstanding from our most recent fiscal year end to the end of the fiscal 2017 third quarter. The table shows the effects of the Acquisition issuance, as well as other activity in the common stock account unrelated to the Acquisition.

	Common Stock
	Shares	Amount

Outstanding shares January 31, 2016	10,818	$18,667
Shares issued for Acquisition	717	20,267
Restricted share grants	28	423
Restricted stock compensation costs	-	292
Outstanding shares October 30, 2016	11,563	$39,649

5.    Accounts Receivable

	October 30,	January 31,
	2016	2016

Trade accounts receivable	$78,043	$25,520
Receivable from factor	87	3,688
Allowance for doubtful accounts	(3,889)	(1,032)
Accounts receivable	$74,241	$28,176

“Receivable from factor” represents amounts due with respect to factored accounts receivable. Before the fiscal 2016 second quarter, we factored substantially all of our domestically-produced upholstery accounts receivable without recourse to us. However, we ended our factoring relationships at Sam Moore in the fiscal 2016 second quarter and at Bradington Young in the fiscal 2017 second quarter. We are now managing Sam Moore’s and Bradington Young’s accounts receivable in-house.  As of October 30, 2016, $87,000 in Bradington Young receivables represent outstanding receivables for which payment is due to us from the factor as part of its residual obligations under Bradington Young’s legacy factoring agreement.

6.    Inventories
	October 30,	January 31,
	2016	2016
Finished furniture	$86,454	$55,120
Furniture in process	570	727
Materials and supplies	8,140	7,994
Inventories at FIFO	95,164	63,841
Reduction to LIFO basis	(20,442)	(20,128)
Inventories	$74,722	$43,713

7.    Property, Plant and Equipment

	Depreciable Lives	October 30,	Jan 31,
	(In years)	2016	2016

Buildings and land improvements	15 - 30	$23,266	$22,777
Computer software and hardware	3 - 10	17,170	16,137
Machinery and equipment	10	4,949	4,864
Leasehold improvements	5	7,069	2,817
Furniture and fixtures	3 - 8	1,828	1,453
Other	5	564	546
Total depreciable property at cost		54,846	48,594
Less accumulated depreciation		30,048	27,739
Total depreciable property, net		24,798	20,855
Land		1,067	1,067
Construction-in-progress		612	846
Property, plant and equipment, net		$26,477	$22,768

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

As of October 30, 2016 and January 31, 2016, Company-owned life insurance was measured at fair value on a recurring basis based on Level 2 inputs. The fair value of the Company-owned life insurance is determined by inputs that are readily available in public markets or can be derived from information available in publicly quoted markets. Additionally, the fair value of the Company-owned life insurance is marked to market each reporting period and any change in fair value is reflected in income for that period. The majority of our Company-owned life insurance policies are pledged as collateral for the Secured Term Loan (which had a balance of $17.1 million at October 30, 2016) that is part of our original $90 million credit facility related to the Home Meridian acquisition (described in Note 10. Debt below).

As of October 30, 2016, a mortgage note receivable (related to the previously announced sale of our Cloverleaf facility during the fiscal 2015 first quarter) was measured at fair value on a non-recurring basis using Level 3 inputs. The note receivable was recorded at approximately $1.6 million, which was the face value of the note issued for the mortgage. The carrying value of the note receivable is assumed to approximate its fair value. We measure the probability to collect amounts due to us under this note receivable primarily based on the buyer’s payment history. Specifically, we consider the buyer’s adherence to the contractual payment terms for both the timeliness and payment amounts. Should it become probable that we would be unable to collect all amounts due according to the contractual terms of the underlying loan agreement, we would measure the note for impairment and record a valuation allowance against the note receivable, if needed, with the related expense charged to income for that period. The current portion of this note receivable is included on the “Prepaid expenses and other current assets” line of our condensed consolidated balance sheets. The non-current portion of this note receivable is included in the “Other assets” line of our condensed consolidated balance sheets.

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

Our assets measured at fair value on a recurring basis at October 30, 2016 and January 31, 2016, respectively, were as follows:

	Fair value at October 30, 2016*				Fair value at January 31, 2016
Description	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
				(In thousands)
Assets measured at fair value
Company-owned life insurance	$-	$22,197	$-	$22,197	$-	$21,888	$-	$21,888
Pension plan assets	11,585			11,585

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

		October 30,	January 31,
	Segment	2016	2016
Non-amortizable Intangible Assets
Goodwill	Home Meridian	$24,057	$-
Trademarks and trade names - Home Meridian	Home Meridian	11,400	-
Trademarks and trade names - Bradington-Young	Upholstery	861	861
Trademarks and trade names - Sam Moore	Upholstery	396	396
URL- Homeware.com	All other	125	125
Total non-amortizable assets		36,839	1,382

All of our amortizable intangible assets are recorded in our Home Meridian segment. The carrying amounts and changes therein of those amortizable intangible assets were as follows:

	Amortizable Intangible Assets
	Customer
	Relationships	Backlog	Trademarks	Totals

Balance at January 31, 2016	$-	$-	$-	$-
Intangibles- HMI acquisition	14,400	1,800	200	16,400
Amortization	(981)	(1,800)	(20)	(2,801)
Balance at October 30, 2016	$13,419	$-	$180	$13,599

The estimated amortization expense associated with our amortizable intangible assets is expected to be as follows:

Fiscal Year	Amount

Remainder of 2017	$334
2018	1,334
2019	1,334
2020	1,334
2021	1,334
Thereafter	7,929
$13,599

10.    Debt

On February 1, 2016, we entered into the Loan Agreement with BofA in connection with the completion of the Home Meridian acquisition. Also on February 1, 2016, we borrowed in full the amounts available under the Unsecured Term Loan and the Secured Term Loan in connection with the completion of this acquisition.

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

▪
Unsecured Term Loan. The Loan Agreement provided us with a $41 million unsecured term loan. Any amount borrowed under the Unsecured Term Loan will bear interest at a rate, adjusted monthly, equal to the then current LIBOR monthly rate plus 1.50%. We must repay any principal amount borrowed under Unsecured Term Loan in monthly installments of approximately $490,000, together with any accrued interest, until the full amount borrowed is repaid or until February 1, 2021, at which time all amounts outstanding under the Unsecured Term Loan will become due and payable; and

▪
Secured Term Loan. The Loan Agreement provided us with a $19 million term loan secured by a security interest in certain Company-owned life insurance policies granted to BofA under the Security Agreement. Any amount borrowed under the Secured Term Loan will bear interest at a rate, adjusted monthly, equal to the then current LIBOR monthly rate plus 0.50%. We must pay the interest accrued on any principal amount borrowed under the Secured Term Loan on a monthly basis until the full principal amount borrowed is repaid or until February 1, 2021, at which time all amounts outstanding under the Secured Term Loan will become due and payable. BofA’s rights under the Security Agreement are enforceable upon the occurrence of an event of default under the Loan Agreement.

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

Additionally, we incurred $165,000 in debt issuance costs in connection with our terms loans. These costs are amortized over the life of the loan using the interest method and are included in the “interest expense” line of our condensed consolidated income statements. Unamortized debt issuance costs are netted against the carrying value of our term loans on our condensed consolidated balance sheets. As of October 30, 2016, unamortized loan costs of $132,000 were netted against the carrying value of our term loans on our condensed consolidated balance sheets.

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

As of October 30, 2016, we had an aggregate $28.7 million available under our revolving credit facility to fund working capital needs. Standby letters of credit in the aggregate amount of $1.3 million, used to collateralize certain insurance arrangements and for imported product purchases, were outstanding under the revolving credit facility as of October 30, 2016.  There were no additional borrowings outstanding under the revolving credit facility on October 30, 2016.  Any principal outstanding under the revolving credit facility is due July 31, 2018.

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

The SRIP, SERP and Pension plans are all “frozen” and we do not expect to add additional employees to any of these plans in the future. Pension plan assets include a range of mutual fund asset classes and are measured at fair value using Level 1 inputs, which are quoted prices in active markets.

The consolidated liability for our pension plan obligations at October 30, 2016 and January 31, 2016 were $15.6 million and $8.2 million, respectively, and are shown in our condensed consolidated balance sheets as follows:

	October 30,	January 31,
	2016	2016
Accrued salaries, wages and benefits (current portions)
SRIP	$354	$354
SERP	249	-
Pension	1,191	-
Total current portion	$1,794	$354

Long-term portions
SRIP	$8,124	$7,799
SERP	2,088	-
Total deferred compensation*	10,212	7,799
Pension Plan	3,596	-
Total deferred compensation and pension plans	13,808	$7,799

Consolidated pension liabilities	$15,602	$8,153

*Total Deferred Compensation shown in the Long-Term Liabilities section of our Condensed Consolidated Balance Sheets is $10.7 million at October 30, 2016 and $8.4 million at January 31, 2016. These totals include the SRIP and SERP amounts shown in the table above, as well as miscellaneous additional long-term compensation-related items unrelated to these plans.

Components of net periodic benefit cost for the SRIP, SERP and pension plans are included in our condensed consolidated statements of income under selling and administrative expenses.

	October 30,	November 1,	October 30,	November 1,
	2016	2015	2016	2015
Net periodic benefit costs
SRIP:
Service cost	$94	$101	$282	$304
Interest cost	85	72	255	217
Actuarial loss (gain)	(18)	45	(54)	133
Total SRIP	161	218	483	654

SERP:
Interest cost	22	-	66	-
Total SERP	22	-	66	-

Pension Plan:
Interest cost	188	-	564	-
Expected return on pension plan assets	(197)	-	(591)	-
Expected administrative expenses	70	-	210	-
Total Pension Plan	61	-	183	-

Consolidated net periodic benefit costs	$244	$218	732	$654

The expected long-term rate of return on Pension Plan assets is 7.0% as of the Plan’s most recent valuation date of February 2, 2016.

We contributed $1.2 million to reduce the underfunded balance of the Pension Plan during the fiscal 2017 third quarter. We also contributed $438,000 in required contributions to the Pension Plan in the first nine months of fiscal 2017 and expect to contribute an additional $146,000 in required contributions to the Pension Plan during the fourth quarter of fiscal 2017. The SRIP and SERP plans are unfunded plans. Consequently, we expect to pay a total of approximately $150,000 in benefit payments from our general assets during the remainder of fiscal 2017 to fund SRIP and SERP payments.

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

	October 30,	January 31,
	2016	2016

Restricted shares	26	25
Restricted stock units	20	13
	46	38

All restricted shares and RSUs awarded that have not yet vested are considered when computing diluted earnings per share. The following table sets forth the computation of basic and diluted earnings per share:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 30,	November 1,	October 30,	November 1,
	2016	2015	2016	2015

Net income	$6,459	$4,630	$14,308	$12,040
Less: Unvested participating restricted stock dividends	3	2	8	8
Net earnings allocated to unvested participating restricted stock	14	11	32	30
Earnings available for common shareholders	6,442	4,617	14,268	12,002

Weighted average shares outstanding for basic earnings per share	11,537	10,787	11,528	10,775
Dilutive effect of unvested restricted stock and RSU awards	22	22	28	27
Weighted average shares outstanding for diluted earnings per share	11,559	10,809	11,556	10,802

Basic earnings per share	$0.56	$0.43	$1.24	$1.11

Diluted earnings per share	$0.56	$0.43	$1.23	$1.11

The increase in the number of shares is primarily due to the issuance of 716,910 shares of our common stock as a result of the Home Meridian acquisition on February 1, 2016.

13.    Income Taxes

The effective tax rates for the fiscal 2017 and 2016 third quarters were 34.8% and 30.6%, respectively.  The effective tax rates for the nine-month fiscal 2017 and 2016 periods were 35.1% and 32.9%, respectively.  Our effective tax rates were higher in the fiscal 2017 periods as a result of a higher state rate due to the creation of tax nexus in additional states as part of the Acquisition, as well as the reduced impact of certain permanent differences on higher taxable income as a result of the Acquisition.

The net unrecognized tax benefits as of October 30, 2016 and January 31, 2016, which, if recognized, would affect our effective tax rate are $197,000 and $221,000, respectively.
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

	Thirteen Weeks Ended				Thirty-nine Weeks Ended
	October 30, 2016		November 1, 2015		October 30, 2016		November 1, 2015
		% Net		% Net		% Net		% Net
Net Sales		Sales		Sales		Sales		Sales
Hooker Casegoods	$36,861	25.4%	$41,199	63.1%	$103,372	25.6%	$116,996	62.8%
Upholstery	19,664	13.5%	21,719	33.2%	61,404	15.2%	63,718	34.2%
Home Meridian	86,053	59.2%	-		231,391	57.4%	-	0.0%
All other	2,720	1.9%	2,424	3.7%	7,125	1.8%	5,949	3.2%
Intercompany eliminations	-		(4)		-		(229)
Consolidated	$145,298	100.0%	$65,338	100.0%	$403,292	100.0%	$186,434	100.0%

Gross Profit
Hooker Casegoods	$12,081	32.8%	$12,786	31.0%	$32,897	31.8%	$34,991	29.9%
Upholstery	4,311	21.9%	4,742	21.8%	14,029	22.8%	13,993	22.0%
Home Meridian	13,742	16.0%	-		36,865	15.9%	-	0.0%
All other	791	29.1%	630	26.0%	2,204	30.9%	1,629	27.4%
Intercompany eliminations	1		7		8		20
Consolidated	$30,926	21.3%	$18,165	27.8%	$86,003	21.3%	$50,633	27.2%

Operating Income
Hooker Casegoods	$5,092	13.8%	$5,347	13.0%	$11,514	11.1%	$13,904	11.9%
Upholstery	1,178	6.0%	1,318	6.1%	4,256	6.9%	4,073	6.4%
Home Meridian	3,503	4.1%	-	0.0%	5,956	2.6%	-
All other	165	6.1%	(32)	-1.3%	430	6.0%	(256)	-4.3%
Intercompany eliminations	1		7		8		20
Consolidated	$9,939	6.8%	$6,640	10.2%	$22,164	5.5%	$17,741	9.5%

Capital Expenditures
Hooker Casegoods	$343		$724		$1,065		$1,646
Upholstery	430		107		638		524
Home Meridian	122		-		193		-
All other	9		-		9		7
Consolidated	$904		$831		$1,905		$2,177

Depreciation & Amortization
Hooker Casegoods	$566		$500		$1,650		$1,374
Upholstery	253		240		718		699
Home Meridian	770		-		3,965		-
All other	3		3		7		9
Consolidated	$1,592		$743		$6,340		$2,082

	As of October 30,		As of January 31,
	2016	%Total	2016	%Total
Total Assets		Assets		Assets
Hooker Casegoods	$131,771	43.2%	$146,794	80.8%
Upholstery	34,215	11.2%	34,010	18.7%
Home Meridian	137,879	45.2%	-	0.0%
All other	874	0.3%	863	0.5%
Intercompany eliminations	(6)	0.0%	(14)
Consolidated	$304,733	100.0%	$181,653	100.0%

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

16.     Subsequent Events

Dividends

On November 28, 2016, our board of directors declared a quarterly cash dividend of $0.12 per share, payable on December 30, 2016 to shareholders of record at December 15, 2016.

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

▪
the risks related to the recent acquisition (the “Acquisition”) of substantially all of the assets and certain liabilities of Home Meridian International, Inc., (“HMI”) including  integration costs, costs related to acquisition debt, maintaining HMI’s existing customer relationships, debt service costs, interest rate volatility, the use of operating cash flows to service debt to the detriment of other corporate initiatives or strategic opportunities, financial statement charges related to the application of current accounting guidance in accounting for the Acquisition, the recognition of significant additional depreciation and amortization expenses by the combined entity,  the loss of key employees from HMI, the ongoing costs related to the assumption of HMI’s pension liabilities, the disruption of ongoing businesses or inconsistencies in standards, controls, procedures and policies across the companies which could adversely affect our internal control or information systems and the costs of bringing them into compliance and failure to realize benefits anticipated from the Acquisition;

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
Our forward-looking statements could be wrong in light of these and other risks, uncertainties and assumptions. The future events, developments or results described in this report could turn out to be materially different. Any forward-looking statement we make speaks only as of the date of that statement, and we undertake no obligation, except as required by law, to update any forward-looking statements whether as a result of new information, future events or otherwise and you should not expect us to do so.

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

This quarterly report on Form 10-Q includes our unaudited condensed consolidated financial statements for the thirteen-week period (also referred to as “three months,” “three-month period,” “quarter,” “third quarter” or “quarterly period”) that began August 1, 2016, and the thirty-nine week period (also referred to as “nine months,” “nine-month period” or “year-to-date period”) that began February 1, 2016, which both ended October 30, 2016.  This report discusses our results of operations for these periods compared to the fiscal year 2016 thirteen-week period that began August 3, 2015 and the thirty-nine week period that began February 2, 2015, which both ended November 1, 2015 and our financial condition as of October 30, 2016 compared to January 31, 2016.

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

Nature of Operations

Hooker Furniture Corporation is a home furnishings marketing, design and logistics company offering worldwide sourcing of residential Hooker Casegoods and upholstery, as well as domestically-produced custom leather and fabric-upholstered furniture in our 93rd year of business. Our February 2016 acquisition of  the assets of Home Meridian International positions us as the third largest publically traded furniture source for the U.S. Furniture Market based on 2015 shipments to U.S. retailers, according to a 2016 survey published by Furniture Today, a leading trade publication. Major Hooker Casegoods product categories include home entertainment, home office, accent, dining, and bedroom furniture in the upper price points sold under the Hooker Furniture brand. Hooker’s residential upholstered seating product lines include (a) Bradington-Young, a specialist in upscale motion and stationary leather furniture, (b) Sam Moore Furniture, a specialist in upscale occasional chairs, settees, sofas and sectional seating with an emphasis on cover-to-frame customization and (c) Hooker Upholstery, imported leather upholstered furniture targeted at the upper-medium price-range. The Homeware product line offers customer-assembled, modular upholstered and Hooker Casegoods products designed for younger and more mobile furniture customers. The H Contract product line supplies upholstered seating and Hooker Casegoods to upscale senior living facilities. Home Meridian’s brands address more moderate price points and some additional channels of distribution not currently served by legacy Hooker Furniture divisions or brands. Home Meridian’s brands include:

▪
Pulaski Furniture, specializing in casegoods covering the complete design spectrum: traditional, contemporary, and transitional in a wide range of bedroom, dining room, accent and display cabinets at medium price points;

▪	Samuel Lawrence Furniture, specializing in value-conscious offerings in bedroom, dining room, home office and youth furnishings;
▪	Prime Resources, value-conscious imported leather upholstered furniture;
▪	Right2Home, a supplier to internet furniture retailers, and
▪	Samuel Lawrence Hospitality, a designer and supplier of hotel furnishings.

Our corporate and divisional offices and upholstery manufacturing facilities are located in Virginia and North Carolina, and we have showrooms in High Point, North Carolina and Ho Chi Minh City, Vietnam. We operate eight distribution centers in North Carolina, Virginia, California, China and Vietnam. An extensive selection of designs and formats along with finish and cover options in each of our product categories makes us a comprehensive resource for retailers with price points in the lower-medium to lower high-end price ranges.  Our principal customers are retailers of residential home furnishings that are broadly dispersed throughout the United States. Our customers also include home furniture retailers in Canada and in nearly 40 other countries. Other customers include independent furniture stores, mega accounts, specialty retailers, department stores, catalog and internet merchants, interior designers and national and regional chains.

For financial reporting purposes, we are organized into four operating segments – Hooker Casegoods, Upholstery, Home Meridian and an “All other” segment which includes H Contract and Homeware, two new businesses started in 2014. As of October 30, 2016, our operating segments and their associated brands are as follows:

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

Historically, our lower overhead, variable-cost import operations helped drive our profitability and provided us with more flexibility to respond to changing demand by adjusting inventory purchases from suppliers. This import model requires constant vigilance due to a larger investment in inventory and longer production lead times. We continually evaluate our imported furniture suppliers and when quality concerns, inflationary pressures, or trade barriers, such as duties and tariffs, diminish our value proposition, we transition sourcing to other suppliers, often located in different countries or regions. We expect the recent acquisition of Home Meridian, whose sales are derived entirely from imported items, to strengthen and perpetuate this model, although at higher volumes and lower margins than that of our legacy import operations.

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

Home Meridian Acquisition

A large amount of furniture is sold in channels and at price points in which we have traditionally not competed.  The Home Meridian acquisition was pursued in order to give us access to new customers and new channels of distribution. We completed the acquisition on the first day of the current fiscal year. We are presently finalizing estimates related to our purchase accounting and working to successfully integrate Home Meridian and to leverage best practices between the legacy Hooker organization and Home Meridian in order to lower costs, improve operating efficiencies and grow sales.

Through the first nine-months of fiscal 2017, we have recorded approximately $1.1 million in acquisition expenses and $2.8 million in amortization expense on intangible assets acquired in the acquisition: namely, customer lists, order backlog and certain trade names. We expect to record an additional $334,000 in intangible asset amortization expense during the remainder of fiscal 2017 and expect to record nominal additional acquisition-related costs over that same period.

Had the acquisition of the business of Home Meridian occurred at the beginning of fiscal 2016, net sales, net income and diluted earnings per share would have been approximately $154 million, $5.3 million and $0.49 per share, respectively, for the third quarter of fiscal 2016 and approximately $419 million, $14.6 million and $1.35 per share, respectively, for the fiscal 2016 first nine-months. Material non-recurring adjustments excluded from these pro forma adjustments consist of amortization of intangible assets, elimination of transaction related costs and an adjustment of the interest rate on short and long term debt to reflect the interest rates in the Company’s amended credit facility.

Executive Summary-Results of Operations

The Home Meridian acquisition closed on the first day of our current fiscal year. Consequently, that segment’s prior year results are not included in the results discussed below.

Consolidated net sales for the fiscal 2017 third quarter and nine-months more than doubled to $145 million and $403 million, respectively, due to the acquisition of Home Meridian on the first day of the 2017 fiscal year. However, net sales in our legacy Hooker business deceased around 9% in the third quarter and 8% in the nine-month period versus comparable prior year periods. These decreases were driven by net sales decreases in the Hooker Casegoods segment for the quarter and nine-month period of 10.5% and 11.6%, respectively, and by decreases in the Upholstery segment of 9.5% and 3.6%, respectively, for those same fiscal periods, all as compared to the same prior year periods.

Consolidated net income for the fiscal 2017 third quarter increased $1.8 million or 39.5% as compared to the prior year quarter and increased for the fiscal 2017 nine-month period by $2.3 million or 18.8% as compared to the prior year nine-month period.

As discussed in greater detail under “Results of Operations” below, the following are the primary factors that affected our consolidated fiscal 2017 third quarter and nine-month operations:

▪
Gross profit. Consolidated gross profit increased primarily due to the acquisition of Home Meridian and, to a lesser extent, improved gross profit in our All other operating segment. These increases were partially offset by decreased gross profit in our Hooker Casegoods and Upholstery segments due to decreased sales. However, as a percentage of net sales, gross margins in the Hooker Casegoods segment increased due primarily to lower ocean freight costs.

▪
Selling and administrative expenses. Consolidated selling and administrative (S&A) expenses decreased as a percentage of net sales for both the fiscal 2017 third quarter and nine-month periods, primarily due to the addition of Home Meridian’s operations. However, Hooker Casegoods segment S&A expenses increased in absolute terms and as a percentage of net sales in the fiscal 2017 nine-month period, primarily due to the inclusion of approximately $1.1 million of acquisition-related costs in its results and increased bad debt expense due to a write-off during the third quarter.

▪
Intangible asset amortization expense. The Home Meridian segment recorded amortization expense of $334,000 in the fiscal 2017 third quarter and $2.8 million of amortization expense in the fiscal 2017 nine-month period on acquisition-related intangible assets.

▪
Operating income. Consolidated operating income increased $3.3 million in the fiscal 2017 third quarter and $4.4 million in the fiscal 2017 first nine-months, primarily due to the Home Meridian acquisition, partially offset in both periods by decreased Hooker Casegoods segment operating income due to the factors discussed above and in greater detail in the analysis below.

Review

While there were some encouraging developments during the third quarter and first nine-months, we were disappointed with our results overall. The slow-down at retail we first noted during the last half of fiscal 2016 persisted during the fiscal 2017 first nine-months and appear to have affected much of the home furnishings industry. We believe the weakness was due to general economic uncertainty which has impacted US retail in recent quarters and, to a lesser extent, low energy prices negatively impacting consumers in oil and gas producing states where some of our best customers are located. In general, retailers of all sizes have not been as willing to make inventory investments as they were last year, which is particularly affecting our Hooker Casegoods and Home Meridian segments. Our Upholstery segment reported a 9.5% sales decrease for the quarter and a 3.6% decrease for the first nine-months. Hooker Upholstery’s first quarter double-digit sales growth momentum was derailed during the second quarter by a quality issue which resulted in delayed shipments during the second and third quarters, resulting in a 9% sales decrease in that division in the first nine-months.

Despite these challenges, we note positive developments year-to-date. In the Hooker Upholstery division, sales orders in that division have not been negatively affected by the quality issue and of all of the legacy Hooker brands, Hooker Upholstery had their best Fall Furniture market in terms of customer interest and orders.  Product costs decreased during the third quarter and nine-month periods due to lower shipping costs in both the Hooker Casegoods and Home Meridian segments, as well as the Hooker Upholstery division of the Upholstery segment. The extent to which these lower costs will last is unknown. The Home Meridian segment enters the last quarter of fiscal 2017 with the largest order backlog in its history due to growth in emerging distribution channels in that segment, which we believe will drive improved sales results in that segment in the fourth quarter of the fiscal year. We are also encouraged by the results of the Hooker Casegoods segment’s “speed-to-market” initiative involving its new product introductions, which we believe will positively affect sales in the fourth quarter. Additionally, after achieving its first profitable year as part of Hooker Furniture in fiscal 2016, Sam Moore continued its profitable performance with operating income improvements of 6% and 43%, respectively, for the third quarter and the first nine-months of fiscal 2017, despite lower net sales. We attribute the operating income improvements at Sam Moore to exiting low or unprofitable sales in the prior-year and to improved production and inventory management.

Although a small component of our overall results, our All other segment delivered encouraging results for the quarter. H Contract reported a 30.5% increase in net sales for the quarter and a 39% increase in net sales the first nine-months. While Homeware’s net sales have decreased compared to prior year due to delays related to the sourcing of its new imported product line, its operating loss decreased by over 38% from the prior year quarter and by over 60% from the first nine-months of the prior year due primarily to lower S&A expenses. We will continue to assess Homeware’s operating performance as these new, better-value product offerings become available to ship.

Our consolidated balance sheets continue to be strong, with over $43 million in cash and cash equivalents at quarter-end. We have stable working capital requirements in our Hooker Casegoods and Home Meridian segments and in our imported Hooker Upholstery division and have good inventory positions at the Hooker Casegoods and Home Meridian segments.

Results of Operations

The following table sets forth the percentage relationship to net sales of certain items included in the condensed consolidated statements of income included in this report.

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 30,	November 1,	October 30,	November 1,
	2016	2015	2016	2015
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	78.7	72.2	78.7	72.8
Gross profit	21.3	27.8	21.3	27.2
Selling and administrative expenses	14.2	17.6	15.1	17.6
Intangible asset amortization	0.2	-	0.7	-
Operating income	6.8	10.2	5.5	9.5
Other income, net	0.1	0.1	0.2	0.1
Interest expense, net	0.2	-	0.2	-
Income before income taxes	6.8	10.2	5.5	9.6
Income tax expense	2.4	3.1	1.9	3.2
Net income	4.4	7.1	3.5	6.5

Fiscal 2017 Third Quarter Compared to Fiscal 2016 Third Quarter

Third Quarter Results of Operations

	Net Sales
	Thirteen Weeks Ended
	October 30, 2016		November 1, 2015		$ Change	% Change
		% Net Sales		% Net Sales
Hooker Casegoods	$36,861	25.4%	$41,199	63.1%	$(4,338)	-10.5%
Upholstery	19,664	13.5%	21,719	33.2%	(2,055)	-9.5%
All Other	2,720	1.9%	2,424	3.7%	296	12.2%
Intercompany Eliminations	-		(4)		4
Total excl. Home Meridian	59,245	40.8%	65,338	100.0%	(6,093)	-9.3%
Home Meridian	86,053	59.2%	-	0.0%	86,053
Consolidated	145,298	100.0%	65,338	100.0%	79,960	122.4%

Unit Volume	FY17 Q3 % Increase/ -Decrease vs. FY16 Q3	Average Selling Price	FY17 Q3 % Increase/ -Decrease vs. FY16 Q3

Hooker Casegoods	-12.1%	Hooker Casegoods	1.5%
Upholstery	-13.8%	Upholstery	4.9%
All Other	-14.9%	All Other	32.5%
Total excl. Home Meridian	-12.7%	Total exclu. Home Meridian	3.6%
Home Meridian	-	Home Meridian	-
Consolidated	-12.7%	Consolidated	3.6%

The increase in consolidated net sales was due to the acquisition of Home Meridian on the first day of fiscal 2017. Sales increases in our All other segment are primarily due to increased sales at H Contract as that business continues to expand its customer and geographic bases. We believe Hooker Casegoods segment sales decreased primarily due to sluggish retail furniture sales, a trend which began in the second half of fiscal 2016 and one that seems generally consistent with that of the overall home furnishings industry. Upholstery segment sales decreases were driven primarily by a quality-related issue which negatively affected third-quarter sales at Hooker Upholstery and a net sales decrease at Sam Moore primarily due to labor capacity issues and due to exiting unprofitable sales in the prior year.
	Gross Income and Margin
	Thirteen Weeks Ended
	October 30, 2016		November 1, 2015		$ Change	% Change
		% Net Sales		% Net Sales
Hooker Casegoods	$12,081	32.8%	$12,786	31.0%	$(705)	-5.5%
Upholstery	4,311	21.9%	4,742	21.8%	(431)	-9.1%
All Other	791	29.1%	630	26.0%	161	25.6%
Intercompany Eliminations	1		7		(6)
Total excl. Home Meridian	17,184	29.0%	18,165	27.8%	(981)	-5.4%
Home Meridian	13,742	16.0%	-		$13,742
Consolidated	$30,926	21.3%	$18,165	27.8%	$12,761	70.3%

Consolidated gross profit increased in the fiscal 2017 third quarter, primarily due to the acquisition of Home Meridian on the first day of the fiscal 2017 and, to a lesser extent, increased All other segment gross profit due to increased sales at H Contract. These increases were partially offset by decreased Hooker Casegoods and Upholstery segment gross profit in absolute terms due to lower net sales; however, Hooker Casegoods segment gross profit as a percentage of net sales increased due primarily to lower ocean freight costs.

	Selling and Administrative Expenses
	Thirteen Weeks Ended
	October 30, 2016		November 1, 2015		$ Change	% Change
		% Net Sales		% Net Sales
Hooker Casegoods	$6,988	19.0%	$7,439	18.1%	$(451)	-6.1%
Upholstery	3,133	15.9%	3,424	15.8%	(291)	-8.5%
All Other	626	23.0%	662	27.3%	(36)	-5.4%
Total excl. Home Meridian	10,747	18.1%	11,525	17.6%	(778)	-6.8%
Home Meridian	9,906	11.5%	-		9,906
Consolidated	$20,653	14.2%	$11,525	17.6%	$9,128	79.2%

Consolidated S&A expenses increased in absolute terms primarily due to the addition of Home Meridian’s operations during the first day of fiscal 2017, but decreased as a percentage of net sales from the fiscal 2016 third quarter, primarily due to the addition of that segment’s net sales and generally lower operating costs as a percent of sales in the 2017 fiscal year.  Casegoods and Upholstery segment S&A expenses increased as a percentage of net sales due to lower net sales in both divisions, but decreased in absolute terms primarily due to lower selling expenses driven by lower net sales and due to lower professional services expenses in the Hooker Casegoods segment. These decreases were partially offset by increased bad debt expense in the Hooker Casegoods and Upholstery segments due to a customer write-off during the period.

	Intangible Asset Amortization
	Thirteen Weeks Ended
	October 30, 2016		November 1, 2015		$ Change	% Change
Home Meridian		% Net Sales		% Net Sales
Intangible asset amortization	$334	0.2%	$-	0.0%	$334	100.0%

The Home Meridian segment recorded amortization expense on acquisition-related intangibles during the quarter and expects to record $334,000 during the remainder of fiscal 2017. See Note 9. Intangible Assets for additional information on our amortizable intangible assets.

	Operating Profit and Margin
	Thirteen Weeks Ended
	October 30, 2016		November 1, 2015		$ Change	% Change
		% Net Sales		% Net Sales
Hooker Casegoods	$5,092	13.8%	$5,347	13.0%	$(255)	-4.8%
Upholstery	1,178	6.0%	1,318	6.1%	(140)	-10.6%
All Other	165	6.1%	(32)	-1.3%	197	-615.6%
Intercompany Eliminations	1	0.0%	7		(6)
Total exclu. Home Meridian	6,436	10.9%	6,640	10.2%	(204)	-3.1%
Home Meridian	3,503	4.1%	-		3,503
Consolidated	$9,939	6.8%	$6,640	10.2%	$3,299	49.7%

Operating profitability decreased as a percentage of net sales but increased in absolute terms for the fiscal 2017 third quarter compared to the same prior-year period, due to the acquisition of HMI and other factors discussed above.

	Interest Expense, net
	Thirteen Weeks Ended
	October 30, 2016		November 1, 2015		$ Change	% Change
		% Net Sales		% Net Sales
Interest expense, net	$245	0.2%	$17	0.0%	$228	1341.2%

Consolidated interest expense increased primarily due to interest expense recognized on our acquisition-related term loans during the quarter.

	Income taxes
	Thirteen Weeks Ended
	October 30, 2016		November 1, 2015		$ Change	% Change
		% Net Sales		% Net Sales
Consolidated income tax expense	$3,453	2.4%	$2,043	3.1%	$1,410	69.0%

Effective Tax Rate	34.8%		30.6%

We recorded income tax expense of $3.5 million for the fiscal 2017 third quarter compared to $2.0 million for the comparable prior year period.  The effective tax rates for the fiscal 2017 and 2016 third quarters were 34.8% and 30.6%, respectively.  Our effective tax rate was higher in the fiscal 2017 third quarter as a result of a higher state rate due to the creation of tax nexus in additional states as part of the Acquisition, as well as the reduced impact of certain permanent differences on higher taxable income as a result of the Acquisition.

	Net Income
	Thirteen Weeks Ended
	October 30, 2016		November 1, 2015		$ Change	% Change
Net Income		% Net Sales		% Net Sales
Consolidated	$6,459	4.4%	$4,630	7.1%	$1,829	39.5%

Earnings per share	$0.56		$0.43

Fiscal 2017 First Nine Months Compared to Fiscal 2016 First Nine Months

	Net Sales
	Thirty-Nine Weeks Ended
	October 30, 2016		November 1, 2015		$ Change	% Change
		% Net Sales		% Net Sales
Casegoods	$103,372	25.6%	$116,996	62.8%	$(13,624)	-11.6%
Upholstery	61,404	15.2%	63,718	34.2%	(2,314)	-3.6%
All Other	7,125	1.8%	5,949	3.2%	1,176	19.8%
Intercompany Elimination	-		(229)		229
Total excl. Home Meridian	$171,901	42.6%	$186,434	100.0%	$(14,533)	-7.8%
Home Meridian	231,391	57.4%	-	0.0%	231,391
Consolidated	$403,292	100.0%	$186,434	100.0%	$216,858	116.3%

Unit Volume	FY17 YTD % Increase/ -Decrease vs. FY16 YTD	Average Selling Price	FY17 YTD % Increase/ -Decrease vs. FY16 YTD

Casegoods	-12.6%	Casegoods	1.3%
Upholstery	-6.8%	Upholstery	3.8%
All Other	8.0%	All Other	9.8%
Total excl. Home Meridian	-10.1%	Total excl. Home Meridian	2.7%
Home Meridian	-	Home Meridian	-
Consolidated	-10.1%	Consolidated	2.7%

The increase in consolidated net sales was primarily due to the acquisition of Home Meridian on the first day of fiscal 2017. Sales increases in our All other segment are primarily due to increased sales at H Contract as that business continues to expand its customer and geographic bases.  We believe the Hooker Casegoods segment sales decreased primarily due to sluggish retail furniture sales, a trend which began in the second half of fiscal 2016 and one that seems generally consistent with that of the overall home furnishings industry. Upholstery segment decreases were driven primarily by a quality-related issue at our Hooker Upholstery division, which negatively affected sales in the second and third quarters and a net sales decrease at Sam Moore primarily due to labor capacity issues and exiting unprofitable sales in the prior year.
	Gross Income and Margin
	Thirty-Nine Weeks Ended
	October 30, 2016		November 1, 2015		$ Change	% Change
		% Net Sales		% Net Sales
Casegoods	$32,897	31.8%	$34,991	29.9%	$(2,094)	-6.0%
Upholstery	14,029	22.8%	13,993	22.0%	36	0.3%
All Other	2,204	30.9%	1,629	27.4%	575	35.3%
Intercompany Elimination	8		20		(12)
Total excl. Home Meridian	$49,138	28.6%	$50,633	27.2%	$(1,495)	-3.0%
Home Meridian	36,865	15.9%	-		36,865
Consolidated	86,003	21.3%	50,633	27.2%	35,370	69.9%

Consolidated gross profit increased in the fiscal 2017 nine-months, primarily due to:

▪	the acquisition of Home Meridian on the first day of fiscal 2017; and
▪	improved All other segment gross profit due to increased sales at H Contract.

These increases were partially offset by decreased Hooker Casegoods gross profit in absolute terms due to lower net sales; however, Hooker Casegoods segment gross profit as a percentage of net sales increased due primarily to lower ocean freight costs. Upholstery segment gross margins were essentially flat in absolute terms due primarily to lower net sales due to the factors discussed above, but increased as a percentage of net sales due primarily to lower ocean freight costs in our Hooker Upholstery division and due to exiting unprofitable sales in the prior year at Sam Moore.

	Selling and Administrative Expenses
	Thirty-Nine Weeks Ended
	October 30, 2016		November 1, 2015		$ Change	% Change
		% Net Sales		% Net Sales
Casegoods	$21,383	20.7%	$21,087	18.0%	$296	1.4%
Upholstery	9,773	15.9%	9,921	15.6%	(148)	-1.5%
All Other	1,774	24.9%	1,884	31.7%	(110)	-5.8%
Total excl. Home Meridian	$32,930	19.2%	$32,892	17.6%	$38	0.1%
Home Meridian	28,108	12.1%	-		28,108
Consolidated	$61,038	15.1%	$32,892	17.6%	$28,146	85.6%

Consolidated S&A expenses increased in absolute terms primarily due to the addition of Home Meridian’s operations on the first day of fiscal 2017, but decreased as a percentage of net sales from the fiscal 2016 first nine-months, primarily due to the addition of that segment’s typically lower-margin net sales in the first nine-months. Hooker Casegoods segment S&A increased primarily due to acquisition-related expenses incurred during the first nine-months, increased bad debt expense due to a write-off of a customer balance, partially offset by gains on the proceeds from company-owned life insurance and decreased sales-related expenses due to lower sales. Upholstery segment S&A decreased primarily due to decreased selling expenses due to lower sales, decreased factoring charges on trade receivables due to the phase-out of our factoring agreements, partially offset by increased bad debt expense due to a write-off of a customer balance.

	Intangible Asset Amortization
	Thirty-Nine Weeks Ended
	October 30, 2016		November 1, 2015		$ Change	% Change
Home Meridian		% Net Sales		% Net Sales
Intangible asset amortization	$2,801	0.7%	$-	0.0%	$2,801	0.0%

The Home Meridian segment recorded amortization expense on acquisition-related intangibles during the first nine-months and expects to record $334,000 during the remainder of fiscal 2017. See Note 9. Intangible Assets for additional information on our amortizable intangible assets.

	Operating Profit and Margin
	Thirty-Nine Weeks Ended
	October 30, 2016		November 1, 2015		$ Change	% Change
		% Net Sales		% Net Sales
Hooker Casegoods	$11,514	11.1%	$13,904	11.9%	$(2,390)	-17.2%
Upholstery	4,256	6.9%	4,073	6.4%	183	4.5%
All Other	430	6.0%	(256)	-4.3%	686	-268.0%
Intercompany Eliminations	8		20		(12)
Total exclu. Home Meridian	16,208	9.4%	17,741	9.5%	(1,533)	-8.6%
Home Meridian	5,956	2.6%	-		5,956
Consolidated	$22,164	5.5%	$17,741	9.5%	$4,423	24.9%

Operating profitability decreased as a percentage of net sales but increased in absolute terms for the fiscal 2017 first nine-months compared to the same prior-year period, due to the acquisition of HMI and other factors discussed above.

	Interest Expense, net
	Thirty-Nine Weeks Ended
	October 30, 2016		November 1, 2015		$ Change	% Change
		% Net Sales		% Net Sales
Interest expense, net	$755	0.2%	$47	0.0%	$708	1506.4%

Consolidated interest expense increased primarily due to interest expense recognized on our acquisition-related term loans during the first nine-months.

	Income Taxes
	Thirty-Nine Weeks Ended
	October 30, 2016		November 1, 2015		$ Change	% Change
		% Net Sales		% Net Sales
Consolidated income tax expense	$7,737	1.9%	$5,917	3.2%	$1,820	30.8%

Effective Tax Rate	35.1%		32.9%

We recorded income tax expense of $7.7 million for the fiscal 2017 first nine-months compared to $5.9 million for the same prior-year period. The effective tax rates for the nine-month fiscal 2017 and 2016 were 35.1% and 32.9%, respectively. Our effective tax rate was higher in the fiscal 2017 period as a result of a higher state rate due to the creation of tax nexus in additional states as part of the Acquisition, as well as the reduced impact of certain permanent differences on higher taxable income as a result of the acquisition.

	Net Income and Earnings Per Share
	Thirty-Nine Weeks Ended
	October 30, 2016		November 1, 2015		$ Change	% Change
Net Income		% Net Sales		% Net Sales
Consolidated	$14,308	3.5%	$12,040	6.5%	$2,268	18.8%

Earnings per share	$1.23		$1.11

Outlook
Based on the Home Meridian segment’s record backlog, the very strong interest received at the October High Point Market for the legacy Hooker business, order trends since market and generally improved retail conditions since early November, we are bullish on our prospects for the fourth quarter and into next year. The strength of new product introductions across the board and Home Meridian’s growing sales momentum due to the success of the Eric Church home furnishings collection and strong orders in its hospitality and e-commerce  divisions, should positively impact sales as we begin fully shipping new product orders in the 2017 fiscal fourth quarter and into fiscal 2018. Additionally, current inventory positions on Hooker Casegoods bestsellers are excellent. In our Upholstery segment, we expect Bradington-Young to return to mid-single digit sales growth following the successful ERP implementation in July. Hooker Upholstery is generally back in stock after returning significant quantities of unsalable furniture in the second and third quarters and has an order backlog in excess of two months’ sales.  In our All other segment, orders in the H Contract division are up nearly 16% through the fiscal period ended October 30, 2016. Furthermore, furniture retailers around the country are reporting improving sales and economic and market conditions appear ripe to support a positive environment for growth. Consumer confidence is at healthy levels, wages are rising, employment levels are solid and stock indexes are pushing all-time highs.  In addition, existing home sales continue to perform well, driven by home prices that have risen to pre-recession levels and low mortgage interest rates by historical standards. Demographics are favorable as well, with millennials starting families and buying homes, baby boomers retiring and empty-nesters downsizing and moving to new homes.
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

During the fiscal 2015 third quarter, the DoC agreed to reconsider some of its earlier findings related to accent chests  and early in the fiscal 2015 fourth quarter, DoC reaffirmed its decision that certain of our competitor’s accent chests constituted wooden bedroom furniture subject to anti-dumping duties. The competitor challenged DoC’s position in the United States Court of International Trade (“CIT”). On December 1, 2015, the court issued a decision remanding the accent chest issue to DoC with the instruction to reconsider the treatment of accent chests in a manner consistent with the court’s decision, which on balance is favorable to our views.   DoC issued a remand decision holding that the accent chests were not bedroom furniture.  On February 29, 2016, the CIT sustained that determination.  DoC did not appeal that decision. In mid-August, the DoC issued several scope rulings which appear to further narrow the definition of wooden bedroom furniture. We are in the process of evaluating those rulings. There have been no further developments in this area since mid-August.

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

Financial Condition, Liquidity and Capital Resources

Cash Flows – Operating, Investing and Financing Activities

	Thirty-Nine Weeks Ended
	October 30,	November 1,
	2016	2015
Net cash provided by operating activities	$31,265	$16,882
Net cash used in investing activities	(87,625)	(2,830)
Net cash provided by (used in) financing activities	45,544	(3,241)
Net (decrease) increase in cash and cash equivalents	$(10,816)	$10,811

During the nine months ended October 30, 2016, cash generated from operations, cash on hand, term-loan proceeds and insurance proceeds helped fund the Acquisition, pay $10.8 million in long-term debt payments, pay $3.5 million in cash dividends and fund $1.9 million of capital expenditures to enhance our business systems and facilities and to pay $682,000 in premiums on Company-owned life insurance policies.

In comparison, during the nine months ended November 1, 2015, cash generated from operations helped to fund an increase in cash and cash equivalents of $10.8 million, pay $3.2 million in cash dividends and fund $ 2.2 million in capital expenditures to enhance our business systems and facilities and to pay $676,000 in premiums on Company-owned life insurance policies.

Liquidity, Financial Resources and Capital Expenditures

Our financial resources include:

▪	available cash and cash equivalents, which are highly dependent on incoming order rates and our operating performance;
▪	expected cash flow from operations; and
▪	available lines of credit.

We believe these resources are sufficient to meet our business requirements through fiscal 2017 and for the foreseeable future, including:

▪	capital expenditures;
▪	working capital, including capital required to fund Home Meridian’s operations and Pension Plan and for our new business initiatives;
▪	the payment of regular quarterly cash dividends on our common stock; and
▪	the servicing of debt related to our acquisition of Home Meridian.

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

We were in compliance with each of these financial covenants at October 30, 2016 and expect to remain in compliance with existing covenants through fiscal 2017 and for the foreseeable future.

Revolving Credit Facility Availability

As of October 30, 2016, we had an aggregate $28.7 million available under our revolving credit facility to fund working capital needs. Standby letters of credit in the aggregate amount of $1.3 million, used to collateralize certain insurance arrangements and for imported product purchases, were outstanding under the revolving credit facility as of October 30, 2016.  There were no borrowings outstanding under the revolving credit facility on October 30, 2016.  Any principal outstanding under the revolving credit facility is due July 31, 2018.

Capital Expenditures

We expect to spend between $300,000 to $400,000 in capital expenditures during the remainder of the 2017 fiscal year to maintain and enhance our operating systems and facilities.

Share Repurchase Authorization

During the fiscal 2013 first quarter, our Board of Directors authorized the repurchase of up to $12.5 million of the Company’s common shares. The authorization does not obligate us to acquire a specific number of shares during any period and does not have an expiration date, but it may be modified, suspended or discontinued at any time at the discretion of our Board of Directors. Repurchases may be made from time to time in the open market, or through privately negotiated transactions or otherwise, in compliance with applicable laws, rules and regulations, and subject to our cash requirements for other purposes, compliance with the covenants under the Loan Agreement and other factors we deem relevant. No shares were purchased under the authorization during the fiscal 2017 first nine-months, fiscal 2016, fiscal 2015 or fiscal 2014. Approximately $11.8 million remained available for future purchases under the authorization as of October 30, 2016.

Recently Issued Accounting Standards

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). The amendments in ASU 2014-09 affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards. This ASU will supersede the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance, and creates a Topic 606, Revenue from Contracts with Customers. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date (“ASU 2015-14”), which defers the effective date of ASU 2014-09 for all entities by one year. ASU 2014-09 is now effective for financial statements issued for annual reporting periods beginning after December 15, 2017. We are continuing to evaluate the impact of the pending adoption of ASU 2014-09 on our consolidated financial statements; however, we do not expect the adoption of this standard will have a material impact on our consolidated financial statements.

In February 2016, the FASB issued ASU 2016-06 Leases, which, among other things, requires lessees to recognize most leases on-balance sheet. This will increase reported assets and liabilities by lessees– in some cases very significantly. Lessor accounting remains substantially similar to current U.S. GAAP. ASU 2016-02 supersedes Topic 840, Leases. The transitional guidance for adopting the requirements of ASU 2016-02 calls for a modified retrospective approach that includes a number of optional practical expedients that entities may elect to apply. This standard is effective for public entities for annual and interim periods in fiscal years beginning after December 15, 2018, which will be the first quarter of our 2020 fiscal year. We are currently evaluating the impact that the adoption of ASU 2016-02 will have on our consolidated financial statements and have not made any decision on the method of adoption with respect to the optional practical expedients. However, we expect the adoption of this standard will have a material effect on our consolidated balance sheets.

On March 30, 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which is intended to improve the accounting for share-based payment transactions as part of the FASB’s simplification initiative. The ASU changes seven aspects of the accounting for share-based payment award transactions, including: (1) accounting for income taxes; (2) classification of excess tax benefits on the statement of cash flows; (3) forfeitures; (4) minimum statutory tax withholding requirements; (5) classification of employee taxes paid on the statement of cash flows when an employer withholds shares for tax-withholding purposes; (6) practical expedient – expected term (nonpublic only); and (7) intrinsic value (nonpublic only). The ASU is effective for fiscal years beginning after December 15, 2016, and interim periods within those years for public business entities, which will be our fiscal 2018 first quarter. Early adoption is permitted in any interim or annual period provided that the entire ASU is adopted. We are currently evaluating the impact that the adoption of ASU 2016-09 will have on our consolidated financial statements.

On August 26, 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 addresses how certain cash receipts and cash payments are presented and classified in the statement of cash flows. Its objective is to reduce existing diversity in practice with respect to these items. Among the types of cash flows addressed are payments for costs related to debt prepayments or extinguishments, payments representing accreted interest on discounted debt, payments of contingent consideration after a business combination, proceeds from insurance claims and company-owned life insurance and distributions from equity method investees, among others. The ASU is effective for fiscal years beginning after December 15, 2017 and interim periods within those years for public business entities, which will be our fiscal 2019 first quarter. Early adoption is permitted in any interim or annual period provided that the entire ASU is adopted. The adoption of this guidance is not expected to have a material impact upon our financial condition or results of operations.

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

Interest Rate Risk

In conjunction with the Acquisition, we entered into new financing arrangements as described in “Note 10 Debt” included in Item 1. “Financial Statements” - Notes to the Unaudited Condensed Consolidated Financial Statements” of this Form 10-Q. Borrowings under the revolving credit facility and the unsecured term loan bear interest based on LIBOR plus 1.5% and borrowings under the secured term loan bear interest based on LIBOR plus 0.5%. As such, these debt instruments expose us to market risk for changes in interest rates. There was no outstanding balance under our revolving credit facility as of October 30, 2016, other than standby letters of credit in the amount of $1.3 million. However, as of October 30, 2016, $49.2 million was outstanding under our term loans. A 1% increase in the LIBOR rate would result in an annual increase in interest expense on our terms loans of approximately $460,000.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended October 30, 2016.  Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective as of October 30, 2016 to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to the Company’s management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure and are effective to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Control over Financial Reporting

On February 1, 2016, we acquired the assets and certain liabilities of Home Meridian International. As permitted by SEC guidance for newly acquired businesses, we intend to exclude the Home Meridian segment’s operations from the scope of our Sarbanes-Oxley Section 404 report on internal controls over financial reporting for the year ended January 29, 2017. We are in the process of implementing our internal controls in the Home Meridian segment’s operations and expect that this effort will be completed in fiscal 2017.

There have been no changes in our internal control over financial reporting during the fiscal quarter ended October 30, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended October 30, 2016, formatted in Extensible Business Reporting Language (“XBRL”): (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of income, (iii) condensed consolidated statements of comprehensive income, (iv) condensed consolidated statements of cash flows, and (v) the notes to the condensed consolidated financial statements

*Filed herewith
** Furnished herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOOKER FURNITURE CORPORATION

Date: December 9, 2016	By:	/s/ Paul A. Huckfeldt
Paul A. Huckfeldt
Chief Financial Officer and Senior Vice President – Finance and Accounting