Form 10-K
period 2017-01-29
HOOKER FURNITURE CORP
filed 2017-04-14
CIK 1077688

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

Form 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended January 29, 2017

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $259.3 million.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of April 7, 2017:
Common stock, no par value	11,562,810
(Class of common stock)	(Number of shares)

Documents incorporated by reference:  Portions of the registrant’s definitive Proxy Statement for its Annual Meeting of Shareholders scheduled to be held June 6, 2017 are incorporated by reference into Part III.

Hooker Furniture Corporation

All references to the “Company,” “we,” “us” and “our” in this document refer to Hooker Furniture Corporation and its consolidated subsidiaries, unless specifically referring to segment information. All references to 2017, 2016, 2015, 2014 and 2013 or other years are referring to our fiscal years, unless otherwise stated. Our fiscal years end on the Sunday closest to January 31, with fiscal 2017 ending on January 29, 2017. Our quarterly periods are based on thirteen-week “reporting periods” (which end on a Sunday) rather than quarterly periods consisting of three calendar months.  As a result, each quarterly period generally is thirteen weeks, or 91 days, long, except as noted above. In some years (generally once every six years) the fourth quarter will be fourteen weeks long and the fiscal year will consist of fifty-three weeks. The 2013 fiscal year that ended on February 3, 2013 was a 53-week fiscal year.

We acquired the assets and certain liabilities of Home Meridian International, Inc. (“HMI”) on February 1, 2016, the first day of our recently completed 2017 fiscal year. Consequently, Home Meridian’s results are not included in our results prior to the 2017 fiscal year.

References in this document to “HMI” refer to Home Meridian International, Inc., the counter-party to the asset purchase agreement into which we entered on January 6, 2016. References in this document to “Home Meridian” or “Home Meridian segment” refer to the newly acquired business operations and operating segment that was created upon the closing of the asset purchase agreement on February 1, 2016.

Forward-Looking Statements

Certain statements made in this report, including statements under Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in the notes to the consolidated financial statements included in this report, are not based on historical facts, but are forward-looking statements.  These statements reflect our reasonable judgment with respect to future events and typically can be identified by the use of forward-looking terminology such as “believes,” “expects,” “projects,” “intends,” “plans,” “may,” “will,” “should,” “would,” “could” or “anticipates,” or the negative thereof, or other variations thereon, or comparable terminology, or by discussions of strategy.  Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements.  Those risks and uncertainties include but are not limited to:

▪
general economic or business conditions, both domestically and internationally, and instability in the financial and credit markets, including their potential impact on our (i) sales and operating costs and access to financing or (ii) customers and suppliers and their ability to obtain financing or generate the cash necessary to conduct their respective businesses;

▪	the risks specifically related to the concentrations of a material part of our sales and accounts receivable in only a few customers;

▪	achieving and managing growth and change, and the risks associated with new business lines, acquisitions, restructurings, strategic alliances and international operations;

▪	risks associated with our reliance on offshore sourcing and the cost of imported goods, including fluctuation in the prices of purchased finished goods and transportation and warehousing costs;

▪
adverse political acts or developments in, or affecting, the international markets from which we import products, including duties or tariffs imposed on those products by foreign governments or the U.S. government, including the implementation of a possible border adjustment tax;

▪	our ability to successfully implement our business plan to increase sales and improve financial performance;

▪
changes in actuarial assumptions, the interest rate environment, the return on plan assets and future funding obligations related to the Home Meridian segment’s legacy Pension Plan, which can affect future funding obligations, costs and plan liabilities;

▪	the possible impairment of our long-lived assets, which can result in reduced earnings and net worth;

▪	the cost and difficulty of marketing and selling our products in foreign markets;

▪
disruptions involving our vendors or the transportation and handling industries, particularly those affecting imported products from Vietnam and China, including customs issues, labor stoppages, strikes or slowdowns and the availability of shipping containers and cargo ships;

▪	the interruption, inadequacy, security breaches or integration failure of our information systems or information technology infrastructure, related service providers or the internet;

▪	disruptions affecting our Virginia, North Carolina or California warehouses, our Virginia or North Carolina administrative facilities or our representative offices in Vietnam and China;

▪	when or whether our new business initiatives, meet growth and profitability targets;

▪	price competition in the furniture industry;

▪	changes in domestic and international monetary policies and fluctuations in foreign currency exchange rates affecting the price of our imported products and raw materials;

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

▪	risks associated with distribution through third-party retailers, such as non-binding dealership arrangements;

▪	capital requirements and costs, including the servicing of our floating-rate term loans;

▪	competition from non-traditional outlets, such as catalog and internet retailers and home improvement centers;

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

▪	higher than expected employee medical and workers’ compensation costs that may increase the cost of our self-insured healthcare and workers compensation plans.

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

Also, our business is subject to a number of significant risks and uncertainties any of which can adversely affect our business, results of operations, financial condition or future prospects. For a discussion of risks and uncertainties that we face, see the Forward Looking Statements detailed above and Item 1A, “Risk Factors” below.

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

Hooker Furniture Corporation
Part I

ITEM 1.          BUSINESS

Hooker Furniture Corporation, incorporated in Virginia in 1924, is a designer, marketer and importer of casegoods (wooden and metal furniture), leather furniture and fabric-upholstered furniture for the residential, hospitality and contract markets. We also domestically manufacture premium residential custom leather and custom fabric-upholstered furniture. We are ranked among the nation’s top five largest publicly traded furniture sources, based on 2015 shipments to U.S. retailers, according to a 2016 survey by a leading trade publication.

On February 1, 2016, we acquired substantially all of the assets and assumed certain liabilities of Home Meridian International, Inc. The Home Meridian acquisition (the “Acquisition”) gives us access to new customers and new channels of distribution. The Acquisition has more than doubled our net sales and has better positioned us in the fastest growing and emerging channels of distribution, including the e-commerce, warehouse membership clubs and contract channels of distribution. See Item 7 and note 3 to our consolidated financial statements for additional information.

Operating Segments

Furniture sales account for all of our net sales. For financial reporting purposes, we are organized into four operating segments- Hooker casegoods, Upholstery, Home Meridian and All Other. See note 16 to our consolidated financial statements for additional financial information regarding our segments.

Products

Our product lines cover the design spectrum of residential furniture: traditional, contemporary and transitional. Further, our product lines are in the “good”, “better” and “best” product categories, which carry medium and upper price points and consist of:

▪
Hooker Casegoods segment product categories cover a wide range of design categories and include home entertainment, home office, accent, dining and bedroom furniture in the upper-medium price points sold under the Hooker Furniture brand.

▪	Our Upholstery segment includes residential offerings from the following:
□	Bradington-Young, a seating specialist in upscale motion and stationary leather furniture,
□	Sam Moore Furniture, a specialist in upscale occasional chairs, settees, sofas and sectional seating with an emphasis on cover-to-frame customization, and
□	Hooker Upholstery, imported upholstered furniture targeted at the upper-medium price-range.
▪	The Home Meridian segment’s brands include:
□	Pulaski Furniture, specializing in casegoods covering the complete design spectrum in a wide range of bedroom, dining room, accent and display cabinets at medium price points,
□	Samuel Lawrence Furniture, specializing in value-conscious offerings in bedroom, dining room, home office and youth furnishings,
□	Prime Resources, value-conscious imported leather motion upholstery,
□	Right 2 Home, a supplier to internet furniture retailers, and
□	Samuel Lawrence Hospitality, a designer and supplier of hotel furnishings targeted toward four and five star hotels.
▪
Our All Other segment consists of (i) The H Contract product line which supplies upholstered seating and casegoods to upscale senior living and assisted living facilities through designers, design firms, industry dealers and distributors that service that market and (ii) the Homeware product line, which offers customer-assembled, modular upholstered and Hooker Casegoods products designed for younger and more mobile furniture customers.

Sourcing

Imported Products

We have sourced products from foreign manufacturers for nearly thirty years, predominantly from Asia. Imported casegoods and upholstered furniture together accounted for approximately 90% of net sales in fiscal 2017, 70% of net sales in fiscal 2016, and 71% of net sales in fiscal 2015.

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

Because of the large number and diverse nature of the foreign suppliers from which we source our imported products, we have flexibility in the sourcing of products among any particular supplier or country. However, a disruption in our supply chain from a major supplier or from Vietnam or China in general, could significantly compromise our ability to fill customer orders for products manufactured at that factory or in that country. We believe we could, most likely at higher cost, source most of the products currently sourced in Vietnam or China from factories in other countries and could produce certain upholstered products domestically at our own factories.  However, supply disruptions and delays on selected items could occur for up to six months.  If we were to be unsuccessful in obtaining those products from other sources or at a comparable cost, then a disruption in our supply chain from a major furniture supplier, or from Vietnam or China in general, could decrease our sales, earnings and liquidity.  Given the sourcing capacity available in Vietnam, China, and other low-cost producing countries, we believe the risks from these potential supply disruptions are manageable.

For imported products, we generally negotiate firm pricing with foreign suppliers in U.S. Dollars, typically for a term of at least one year.  We accept the exposure to exchange rate movements beyond these negotiated periods.  We do not use derivative financial instruments to manage this risk, but could choose to do so in the future.  Since we transact our imported product purchases in U.S. Dollars, a relative decline in the value of the U.S. Dollar compared to the currencies from which we obtain our imported products could increase the price we pay for imported products beyond the negotiated periods.  We generally expect to reflect substantially all of the effects of any price increases from suppliers in the prices we charge for imported products.  However, these price changes could adversely impact sales volume and profit margin during affected periods.  Conversely, a relative increase in the value of the U.S. Dollar compared to the currencies from which we obtain our imported products could decrease the cost of imported products and favorably impact net sales and profit margins during affected periods. However, due to other factors, such as inflationary pressure in China and other countries, we may not fully realize savings when exchange rates fall. Therefore, lower exchange rates may only have a tempering effect on future price increases by merely delaying cost increases on imported products.  See also “Item 7A. Quantitative and Qualitative Disclosures About Market Risk.”

Raw Materials

Significant materials used in manufacturing our domestic upholstered furniture products include leather, fabric, foam, wooden frames and metal mechanisms.  Most of the leather is imported from Italy, South America and China, and is purchased as full hides and cut and sewn in our facilities, or is purchased as pre-cut and sewn kits processed by our vendors to our pattern specifications. We believe that our sources for raw materials are adequate and that we are not dependent on any one supplier.  Our five largest domestic upholstery suppliers accounted for approximately 37% of our raw materials supply purchases for domestic upholstered furniture manufacturing operations in fiscal 2017. One supplier accounted for approximately 16% of our raw material purchases in fiscal 2017. Should disruptions with this supplier occur, we believe we could successfully source these products from other suppliers without significant disruption to our operations.

Customers

Our home furnishings products are sold through a variety of retailers including independent furniture stores, department stores, mass merchants, national chains, warehouse clubs, catalog merchants, interior designers and e-commerce retailers.  Sales to Costco Wholesale Corporation accounted for approximately 10% of our consolidated sales in fiscal 2017. Our top five customers accounted for nearly one-third of our fiscal 2017 consolidated sales. The loss of any one or more of these customers would have a material adverse impact on our business.  Approximately 2.4% of our sales in fiscal 2017 were to international customers, which we define as sales outside of the United States and Canada.

Competition

The furniture industry is highly competitive and includes a large number of foreign and domestic manufacturers and importers, none of which dominates the market in our price points.  While the markets in which we compete include a large number of relatively small and medium-sized manufacturers, certain competitors have substantially greater sales volumes and financial resources than we do.  U.S. imports of furniture produced overseas, such as from Vietnam and China, have stabilized in recent years. The primary competitive factors for home furnishings in our price points include price, style, availability, service, quality and durability.  Competitive factors in the hospitality and contract furniture markets include product value and utility, lead times, on-time delivery and the ability to respond to requests for special and non-standard products. We believe our design capabilities, ability to import and/or manufacture upholstered furniture, product value, longstanding customer and supplier relationships, significant sales, distribution and inventory capabilities, ease of ordering, financial strength, experienced management and customer support are significant competitive advantages.

Warehousing and Distribution

We distribute furniture to retailers directly from factories and warehouses in Asia via our container direct programs and from our distribution centers in Virginia, North Carolina and California. It is our policy and industry practice to allow order cancellation for casegoods up to the time of shipment; therefore, customer orders for casegoods are not firm.  However, domestically produced upholstered products are predominantly custom-built and consequently, cannot be cancelled once the leather or fabric has been cut. Additionally, our hospitality products are highly customized and are generally not cancellable.

Working Capital Practices
Inventory: We generally import casegoods inventory and certain upholstery items in amounts that enable us to meet the delivery requirements of our customers, our internal in-stock goals and minimum purchase requirements from our sourcing partners. However, a large percentage of products sold are not warehoused by us, but ship directly to our customers and thus not included as inventory.   We do not carry significant amounts of domestically produced upholstery inventory or hospitality products, as most of these products are built to order and are shipped shortly after their manufacture.
Accounts receivable: Substantially all of our trade accounts receivable are due from retailers and dealers that sell residential home furnishings or commercial purchasers of our hospitality and senior living products, which consist of a large number of entities with a broad geographic dispersion.  We perform credit evaluations of our customers and generally do not require collateral.  For qualified customers, we offer payment terms, generally requiring payment 30 days from shipment. However, we may offer extended payment terms in certain circumstances, including to promote sales of our products. Due to the highly-customized nature of our hospitality products, we typically require a 50% deposit with order, a 40% deposit before goods reach a U.S. port and the remaining 10% balance due within 30 days of the receipt of goods by the customer.
Accounts payable: Payment for our imported products warehoused first in Asia is due ten to fourteen days after our quality audit inspections are complete and the vendor invoice is presented. Payment for goods which are shipped to our US warehouses or container direct to our customers FOB Origin is generally due upon proof of lading onto a US-bound vessel and invoice presentation; however payment terms, depending on supplier, can stretch up to 45 days from invoice date. Payment terms for domestic raw materials and non-inventory related charges vary, but are generally 30 days from invoice date.
Order Backlog
At January 29, 2017, our backlog of unshipped orders was as follows:

	Order Backlog
	(Dollars in 000s)

	January 29, 2017		January 31, 2016
Segment	Dollars	Weeks	Dollars	Weeks

Hooker Casegoods	$10,091	3.7	$12,310	4.1
Upholstery	10,670	6.8	9,163	5.7
Home Meridian	82,843	12.5	-	-
All Other	952	5.5	950	6.1

Consolidated	$104,556	9.4	$22,423	4.7

For our legacy Hooker businesses, we consider unshipped order backlogs to be one helpful indicator of sales for the upcoming 30-day period, but because of our relatively quick delivery and our cancellation policies (discussed under Warehousing and Distribution, above), we do not consider order backlogs to be a reliable indicator of expected long-term sales. We consider the Home Meridian segment’s backlog to be one helpful indicator of that segment’s sales for the upcoming 90-day period. Due to (i) Home Meridian’s sales volume, (ii) the average sales order sizes of its mass, club and mega account channels of distribution and (iii) the custom nature of many of its products and (iv) the project nature of its hospitality business, that segment’s average order sizes tend to be larger and consequently, its order backlog tends to be larger. As compared to its pre-Acquisition backlog levels, the Home Meridian segment’s backlog at January 29, 2017, was about average.

Seasonality

Sales in our fiscal first quarter are generally lower than our other fiscal quarters due to post Chinese New-Year shipping lag and sales in our fiscal fourth quarter are generally stronger due to the pre-Chinese New Year surge in shipments from Asia and the product introduction schedule of a major customer.

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

Employees

As of January 29, 2017, we had 952 full-time employees, of which 216 were employed in our Hooker Casegoods segment, 403 were employed in our Upholstery segment, 326 were employed in our Home Meridian segment and 7 employed in our All Other segment. None of our employees are represented by a labor union.  We consider our relations with our employees to be good.

Patents and Trademarks

The Hooker Furniture, Bradington-Young, Sam Moore, Pulaski Furniture, Samuel Lawrence, Room Gear, Right2Home, Home Meridian International, Prime Resources International, and Sourcing Solutions Group trade names represent many years of continued business.  We believe these trade names are well-recognized and associated with quality and service in the furniture industry.  We also own a number of patents and trademarks, both domestically and internationally, none of which is considered to be material.

Governmental Regulations

Our company is subject to U.S. federal, state, and local laws and regulations in the areas of safety, health, employment and environmental pollution controls, as well as U.S. and international trade laws and regulations.  We are also subject to foreign laws and regulations. In the past, compliance with these laws and regulations has not had any material effect on our earnings, capital expenditures, or competitive position in excess of those affecting others in our industry; however, the effect of compliance with these laws and regulations in the future cannot be predicted.  We believe we are in material compliance with applicable U.S. and international laws and regulations.

Additional Information

You may visit us online at hookerfurniture.com, bradington-young.com, sammoore.com, homemeridian.com, pulaskifurniture.com, slh-co.com, and hcontractfurniture.com.  We make available, free of charge through our Hooker Furniture website, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, amendments to those reports, and other documents as soon as practical after they are filed with or furnished to the Securities and Exchange Commission.  A free copy of our annual report on Form 10-K may also be obtained by contacting Robert W. Sherwood, Vice President - Credit, Secretary and Treasurer at BSherwood@hookerfurniture.com or by calling 276-632-2133.

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
We rely on offshore sourcing from Vietnam and China for most of our sales. Consequently:
▪
A disruption in supply from Vietnam or China or from our most significant Vietnamese or Chinese suppliers could adversely affect our ability to timely fill customer orders for these products and decrease our sales, earnings and liquidity.

In fiscal 2017, imported products sourced from Vietnam and China accounted for nearly all of our import purchases and  our top five suppliers in Vietnam and China account for over half of our fiscal 2017 import purchases. Furniture manufacturing creates large amounts of highly flammable wood dust and utilizes other highly flammable materials such as varnishes and solvents in its manufacturing processes and is therefore subject to the risk of losses arising from explosions and fires. A disruption in our supply chain, or from Vietnam or China in general, could significantly impact our ability to fill customer orders for products manufactured in those countries.  If such a disruption were to occur, we believe that we would have sufficient inventory on hand and in transit to our U.S. warehouses in Virginia, North Carolina and California to adequately meet demand for several months or slightly longer with an additional month’s worth of demand available for immediate shipment from our warehouses in Asia. We believe that we could, most likely at higher cost, source most of the products currently sourced in Vietnam or China from factories in other countries and could produce certain upholstered products domestically at our own factories.  However, supply disruptions and delays on selected items could occur for up to six months before the impact of remedial measures would be reflected in our results.  If we were to be unsuccessful in obtaining those products from other sources or at comparable cost, a disruption in our supply chain from our largest import furniture suppliers, or from Vietnam or China in general, could adversely affect our sales, earnings, financial condition and liquidity.
▪	Increased freight costs on imported products could decrease earnings and liquidity.
Ocean freight costs on imported products currently represent a significant portion of the cost of our imported products. Ocean freight rates on our imported products have been declining for about the last two years due to a myriad of factors including sluggish global growth, low petroleum prices and overcapacity among ocean freight carriers. While we believe ocean freight rates are at or near the lower range of possible costs, we are unable to predict how much longer these low rates will persist. Increased rates in the future would likely adversely affect earnings, financial condition and liquidity.

▪	We are subject to changes in U.S. and foreign government regulations and in the political, social and economic climates of the countries from which we source our products.
Changes in political, economic, and social conditions, as well as in the laws and regulations in the foreign countries from which we source our products could adversely affect our sales, earnings, financial condition and liquidity.  These changes could make it more difficult to provide products and service to our customers or could increase the cost of those products.  International trade regulations and policies of the United States and the countries from which we source finished products could adversely affect us.  Imposition of trade sanctions relating to imports, taxes, import duties and other charges on imports affecting our products, including the imposition of a possible border adjustment tax by the United States, could increase our costs and decrease our earnings.  For example, the U.S. Department of Commerce imposes tariffs on wooden bedroom furniture coming into the United States from China. In this case, none of the rates imposed have been of sufficient magnitude to alter our import strategy in any meaningful way; however, these and other tariffs are subject to review and could be increased or new tariffs implemented in the future.
▪	Our dependence on non-U.S. suppliers could, over time, adversely affect our ability to service customers.
We rely exclusively on non-U.S. suppliers for most of our products.  Our non-U.S. suppliers may not provide goods that meet our quality, design or other specifications in a timely manner and at a competitive price.  If our suppliers do not meet our specifications, we may need to find alternative suppliers, potentially at a higher cost, or may be forced to discontinue products.  Also, delivery of goods from non-U.S. suppliers may be delayed for reasons not typically encountered for domestically manufactured furniture, such as shipment delays caused by customs issues, labor issues, port-related issues such as weather, congestion or port equipment, decreased availability of shipping containers and/or the inability to secure space aboard shipping vessels to transport our products.  Our failure to timely fill customer orders due to an extended business interruption for a major non-U.S. supplier, or due to transportation issues, could negatively impact existing customer relationships and adversely affect our sales, earnings, financial condition and liquidity.
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
▪	Changes in the value of the U.S. Dollar compared to the currencies for the countries from which we obtain our imported products could adversely affect our sales, earnings and liquidity.
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
In the past, inflation concerns, and to a lesser extent quality and supplier viability concerns, affecting some of our imported product suppliers located in China prompted us to source more of our products from lower cost suppliers located in other countries, such as Vietnam. As conditions dictate, we could be forced to make similar transitions in the future.   When undertaken, transitions of this type involve significant planning and coordination by and between us and our new suppliers in these countries. Despite our best efforts and those of our new sourcing partners, these transition efforts are likely to result in longer lead times and shipping delays over the short term, which could adversely affect our sales, earnings, financial condition and liquidity.

A material part of our sales and accounts receivable are concentrated in a few customers.

Sales to Costco Wholesale Corporation accounted for approximately 10% of our consolidated sales in fiscal 2017. Our top five customers accounted for nearly one-third of our fiscal 2017 consolidated sales. Nearly 40% of our consolidated accounts receivable is concentrated in our top five customers.  Should any one of these receivables become uncollectible, it would have an immediate and material adverse impact on our financial condition and liquidity. The loss of any one or more of these customers could adversely affect our earnings, financial condition and liquidity.
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
The loss of several of our major customers through business consolidations, failures or otherwise, could adversely affect our sales, earnings, financial condition and liquidity and the resulting loss in sales may be difficult to replace.  Amounts owed to us by a customer whose business fails, or is failing, may become uncollectible, and we could lose future sales, any of which could adversely affect our sales, earnings, financial condition and liquidity
The interruption, inadequacy or security failure of our information systems or information technology infrastructure or the internet could adversely impact our business, sales, earnings, financial condition and liquidity.

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
We funded $60 million of the acquisition price with term loans. Principal and interest payments on the borrowed funds were $12.3 million in fiscal 2017 and are expected to be $5.9 million in fiscal 2018. We are subject to interest rate volatility due to the variable rates of interest on these term loans. Among other risks, our debt:

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
A disruption affecting our domestic facilities could disrupt our business.
The warehouses in which we store this inventory in Virginia, North Carolina and California are critical to our success. Additionally, our corporate and divisional headquarters, which house our administration, sourcing, sales, finance, merchandising, customer service and logistics functions for our imported and domestic products are located in Virginia and North Carolina. Any disruption affecting our domestic facilities, for even a relatively short period of time, could adversely affect our ability to ship our imported furniture products and disrupt our business, which could adversely affect our sales, earnings, financial condition and liquidity.
Our pension and other defined benefit retirement plan obligations could negatively impact our operating results and cash flows.
We maintain three defined benefit pension plans (the “Plans”):

▪	a supplemental retirement income plan (“SRIP”) for certain former and current executives of Hooker Furniture Corporation;
▪	the Pulaski Furniture Corporation Supplemental Executive Retirement Plan (“SERP”) for certain former executives; and
▪	the Pulaski Furniture Corporation Pension Plan (“Pension Plan”) for former Pulaski Furniture Corporation employees.

The Pension Plan and SERP were liabilities we assumed upon completion of the Acquisition on February 1, 2016.
The recognition of costs and liabilities associated with these plans for financial reporting purposes is affected by assumptions made by management and used by actuaries engaged by us to calculate the benefit obligations and the expenses recognized for these plans. The inputs used in developing the required estimates are calculated using a number of assumptions, which represent management’s best estimate of the future. The assumptions that have the most significant impact on reported results are (i) the discount rate, (ii) the estimated long-term return on plan assets (for the Pension Plan) and (iii) mortality rates.
While the plans are frozen and no new participants are being added, we expect to be impacted by changes in actuarial assumptions of all three plans and by the investment performance and the funded status of the Pension Plan, all of which could adversely affect our financial condition and liquidity.

In fiscal 2017, we contributed $1.2 million to the Pension Plan to reduce the underfunded balance and also made $811,000 in required contributions. We expect to make $780,000 in required contributions to the Pension Plan in fiscal 2018 and may contribute additional amounts to reduce the Pension Plan’s underfunded status. Should we decide to terminate the Pension Plan in the future, we expect to record settlement expenses against our earnings and contribute a final cash contribution, which could adversely affect our financial condition and liquidity. Additionally, the SRIP and SERP are unfunded plans and all benefits are paid solely out of our general assets. Total SRIP and SERP payments were approximately $560,000 in fiscal 2017 and are expected to be approximately $700,000 in fiscal 2018.
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
Accounting rules require that long-lived assets be tested for impairment when circumstances indicate, but at least annually.  At January 29, 2017 we had $74.9 million in net long-lived assets, consisting primarily of property, plant and equipment, trademarks, trade names and goodwill. The outcome of impairment testing could result in the write-down of all or a portion of the value of these assets.  A write-down of our assets would, in turn, reduce our earnings and net worth; factors which may lead to additional write-downs of our long-lived assets include, but are not limited to:
▪	a significant decrease in the market value of a long-lived asset;
▪	a significant adverse change in the extent or manner in which a long-lived asset group is being used, or in its physical condition;
▪	a significant adverse change in legal factors or in the business climate that could affect the value of a long-lived asset, including an adverse action or assessment by a regulator;
▪	an accumulation of costs significantly in excess of the amount originally expected to acquire or construct a long-lived asset;
▪	a current period operating or cash flow loss or a projection or forecast that demonstrates continuing losses associated with a long-lived asset’s use; and
▪	a current expectation that more likely than not, a long-lived asset will be sold or otherwise disposed of significantly before the end of its previously estimated useful life.

We may not be able to maintain or raise prices in response to inflation and increasing costs.
Competitive and market forces could prohibit future successful price increases for our products in order to offset increased costs of finished goods, raw materials, freight and other product-related costs, which could adversely affect  our sales, earnings, financial condition and liquidity.

Economic downturns could result in decreased sales, earnings and liquidity.

The furniture industry is particularly sensitive to cyclical variations in the general economy and to uncertainty regarding future economic prospects.  Home furnishings are generally considered a postponable purchase by most consumers.  Economic downturns could affect consumer spending habits by decreasing the overall demand for home furnishings.  Changes in interest rates, consumer confidence, new housing starts, existing home sales, the availability of consumer credit and broader national or geopolitical factors have particularly significant effects on our business. A recovery in our sales could lag significantly behind a general recovery in the economy after an economic downturn, due to, among other things, the postponable nature and relatively significant cost of home furnishings purchases. These events could also impact retailers, our primary customers, possibly adversely affecting our sales, earnings, financial condition and liquidity.
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
We maintain self-insured healthcare and workers compensation plans for our employees. We have insurance coverage in place for aggregate claims above a specified amount in any year for both plans. While our healthcare costs in recent years have generally increased at the same rate or greater than the national average, those costs have increased more rapidly than general inflation in the U.S. economy. Continued inflation in healthcare costs, as well as additional costs we may incur as a result of current or future federal or state healthcare legislation and regulations, could significantly increase our employee healthcare costs in the future. Our workers compensation claims costs have been insignificant to our overall results of operations for quite some time; however, these costs may increase in the future without warning. Continued increases in our healthcare costs and increased workers compensation claims costs could adversely affect our earnings, financial condition and liquidity.
Our results of operations for any quarter are not necessarily indicative of our results of operations for a full year.
Home furnishings sales fluctuate from quarter to quarter due to factors such as changes in economic and competitive conditions, seasonality, weather conditions and changes in consumer order patterns. From time to time, we have experienced, and may continue to experience, volatility with respect to demand for our home furnishing products. Accordingly, our results of operations for any quarter are not necessarily indicative of the results of operations to be expected for a full year.

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

ITEM 1B.       UNRESOLVED STAFF COMMENTS
None.
ITEM 2.          PROPERTIES
Set forth below is information with respect to our principal properties at April 14, 2017.  We believe all of these properties are well-maintained and in good condition.  During fiscal 2017, we estimate our upholstery plants operated at approximately 76% of capacity on a one-shift basis.  All our production facilities are equipped with automatic sprinkler systems.  All facilities maintain modern fire and spark detection systems, which we believe are adequate.  We have leased certain warehouse facilities for our distribution and import operations, typically on a short and medium-term basis.  We expect that we will be able to renew or extend these leases or find alternative facilities to meet our warehousing and distribution needs at a reasonable cost.  All facilities set forth below are active and operational, representing approximately 3.6 million square feet of owned space, leased space or properties utilized under third-party operating agreements.
Location	Segment Use	Primary Use	Approximate Size in Square Feet	Owned or Leased
Martinsville, Va.	All segments	Corporate Headquarters	43,000	Owned
Martinsville, Va.	HC, UP, AO	Distribution and Imports	580,000	Owned
Martinsville, Va.	HC, UP, AO	Customer Support Center	146,000	Owned
Martinsville, Va.	HC, UP, AO	Distribution	628,000	Leased
High Point, N.C.	HC, UP, AO	Showroom	80,000	Leased
Cherryville, N.C.	UP	Manufacturing Supply Plant	53,000	Owned
Hickory, N.C.	UP	Manufacturing	91,000	Owned
Hickory, N.C.	UP	Manufacturing and Offices	36,400	Leased
Bedford, Va.	UP	Manufacturing and Offices	327,000	Owned
High Point, N.C.	HM	Showroom	77,000	Leased
High Point, N.C.	HM	Office	23,796	Leased
High Point, N.C.	HM	Warehouse	16,900	Leased
Madison, N.C.	HM	Warehouse	500,000	Leased
Mayodan, N.C.	HM	Warehouse	235,144	Leased
Mayodan, N.C.	HM	Warehouse	200,000	Leased
Redlands, CA.	HM	Warehouse	327,790	Leased
Ho Chi Minh City, VN	HM	Office and Warehouse	4,893	Leased
Haining, China	HM	Warehouse	5,920	Leased
Haining, China	HM	Office	1,690	Leased
Dongguan, China	HM	Office	1,571	Leased
Dongguan, China	HC, UP	Office	1,855	Leased
Thu Dau Mot, VN	HC, UP	Office	1,722	Leased
HC=Hooker Casegoods, UP= Upholstery, HM=Home Meridian, AO=All Other
Set forth below is information regarding principal properties we utilize that are owned and operated by third parties.
Location	Segment Use	Primary Use	Approximate Size in Square Feet
Guangdong, China	HC	Distribution	210,000
Ho Chi Minh City, VN	HC	Distribution	25,000

ITEM 3.          LEGAL PROCEEDINGS

None.

ITEM 4.          MINE SAFETY DISCLOSURES

None.

EXECUTIVE OFFICERS OF
HOOKER FURNITURE CORPORATION

Hooker Furniture’s executive officers and their ages as of April 14, 2017 and the calendar year each joined the Company are as follows:

Name	Age	Position	Year Joined Company
Paul B. Toms, Jr.	62	Chairman and Chief Executive Officer	1983
Paul A. Huckfeldt	59	Chief Financial Officer and	2004
		Senior Vice President - Finance and Accounting
George Revington	70	Chief Operating Officer - Hooker Furniture Corporation	2016
		President and Chief Operating Officer- Home Meridian
Anne M. Jacobsen	55	Senior Vice President-Administration	2008
Michael W. Delgatti, Jr.	63	President - Hooker Furniture legacy companies	2009

Paul B. Toms, Jr. has been Chairman and Chief Executive Officer since December 2000 and also served as President for most of the period from November 2006 to August 2011.  Mr. Toms was President and Chief Operating Officer from December 1999 to December 2000, Executive Vice President - Marketing from 1994 to December 1999, Senior Vice President - Sales and Marketing from 1993 to 1994, and Vice President ‑ Sales from 1987 to 1993.  Mr. Toms joined the Company in 1983 and has been a Director since 1993.

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

George Revington has been Chief Operating Officer since February 2017 and President and Chief Operating Officer of the Home Meridian division upon the acquisition of Home Meridian’s assets by the Company in February 2016. Prior to that, Mr. Revington served as President and Chief Executive Officer of Home Meridian International since its creation in 2006.

Anne M. Jacobsen has been Senior Vice President- Administration since January 2014. Ms. Jacobsen joined the Company in January of 2008 as Director of Human Resources and served as Vice President- H R and Administration from January 2011 to January 2014 and Vice President-Human Resources from November 2008 to January 2011.

Michael W. Delgatti, Jr. has been President of Hooker Furniture’s legacy companies since January 2017. Mr. Delgatti served as President- Hooker Furniture Corporation from February 2014 to January 2017, President – Hooker Upholstery from August 2011 to January 2014 and Executive Vice-President of Corporate Sales from September 2012 to January 2014. Mr. Delgatti joined the Company in January of 2009 as Executive Vice-President of Hooker Upholstery.

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

	Sales Price Per Share		Dividends
	High	Low	Per Share
October 31, 2016 - January 29, 2017	$39.50	$25.55	$0.12
August 1, - October 30, 2016	27.47	22.16	0.10
May 2, - July 31, 2016	25.07	20.29	0.10
February 1 - May 1, 2016	35.95	24.23	0.10

November 2, 2015 - January 31, 2016	$30.51	$24.00	$0.10
August 3, - November 1, 2015	26.50	22.16	0.10
May 4, - August 2, 2015	27.30	23.50	0.10
February 2 - May 3, 2015	26.67	17.57	0.10

As of January 29, 2017, we had approximately 5,300 beneficial shareholders. We expect that future regular quarterly dividends will be declared and paid in the months of March, June, September, and December. Although we presently intend to continue to declare regular cash dividends on a quarterly basis for the foreseeable future, the determination as to the payment and the amount of any future dividends will be made by the Board of Directors on a quarterly basis and will depend on our then-current financial condition, capital requirements, results of operations and any other factors then deemed relevant by the Board of Directors.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

During the fiscal 2013 first quarter, our Board of Directors authorized the repurchase of up to $12.5 million of the Company’s common shares. During fiscal 2013, we used an aggregate of $671,000 to purchase 57,700 shares of our stock at an average price of $11.63 per share. No shares were purchased from fiscal 2014 through fiscal 2017. Approximately $11.8 million remains available under the board’s authorization as of January 29, 2017.  For additional information regarding this repurchase authorization, see the “Share Repurchase Authorization” section in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Performance Graph

The following graph compares cumulative total shareholder return for the Company with a broad performance indicator, the Russell 2000® Index, and an industry index, the Household Furniture Index, for the period from January 29, 2012 to January 29, 2017.

Comparison of Cumulative Total Return (1)
Hooker Furniture Corporation
$350
$300
$250
$200
$150
$100
$50
$0
1/29/2012
2/3/2013
2/2/2014
2/1/2015
1/31/2016
1/29/2017
Hooker Furniture Corp.
Russell 2000 Index (2)
SIC Code 2510-2511 (3)

(1)	The graph shows the cumulative total return on $100 invested at the beginning of the measurement period in our common stock or the specified index, including reinvestment of dividends.

(2)	The Russell 2000® Index, prepared by Frank Russell Company, measures the performance of the 2,000 smallest companies out of the 3,000 largest U.S. companies based on total market capitalization.

(3)
Household Furniture Index as prepared by Zacks Investment Research, Inc. consists of companies under SIC Codes 2510 and 2511, which includes home furnishings companies that are publicly traded in the United States or Canada.  At January 29, 2017, Zacks Investment Research, Inc. reported that these two SIC Codes consisted of Bassett Furniture Industries, Inc., Compass Diversified Holdings, Dorel Industries, Inc.,   Ethan Allen Interiors, Inc., Flexsteel Industries, Inc., Hooker Furniture Corporation, La-Z-Boy, Inc., Leggett & Platt, Inc., Natuzzi SPA-ADR, Nova Lifestyle, Inc., Select Comfort Corporation, Sichuan Leaders, Stanley Furniture Company, Inc., Luvu Brands Inc., Kimball International, Inc. and Tempur Sealy.

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

	Fiscal Year Ended (1)
	January 29,	January 31,	February 1,	February 2,	February 3,
	2017	2016	2015	2014	2013
		(In thousands, except per share data)
Income Statement Data:
Net sales	$577,219	$246,999	$244,350	$228,293	$218,359
Cost of sales	451,098	178,311	181,550	173,568	165,813
Gross profit	126,121	68,688	62,800	54,725	52,546
Selling and administrative expenses (2)	83,767	44,426	43,752	42,222	39,606
Intangible asset amortization (3)	3,134	-	-	-	-
Operating income	39,220	24,262	19,048	12,503	12,940
Other income (expense), net	(24)	197	350	(35)	53
Income before income taxes	39,196	24,459	19,398	12,468	12,993
Income taxes	13,909	8,274	6,820	4,539	4,367
Net income	25,287	16,185	12,578	7,929	8,626

Per Share Data:
Basic earnings per share	$2.19	$1.50	$1.17	$0.74	$0.80
Diluted earnings per share	$2.18	$1.49	$1.16	$0.74	$0.80
Cash dividends per share	0.42	0.40	0.40	0.40	0.40
Net book value per share (4)	17.16	14.46	13.30	12.57	12.19
Weighted average shares outstanding (basic) (5)	11,537	10,779	10,736	10,722	10,745

Balance Sheet Data:
Cash and cash equivalents	$39,792	$53,922	$38,663	$23,882	$26,342
Trade accounts receivable	92,578	28,176	32,245	29,393	28,272
Inventories	75,303	43,713	44,973	49,016	49,872
Working capital	147,856	111,462	100,871	94,142	92,200
Total assets	318,696	181,653	170,755	155,481	155,823
Long-term debt (including current maturities) (6)	47,589	-	-	-	-
Shareholders’ equity	197,927	156,061	142,909	134,803	131,045

(1)	Our fiscal years end on the Sunday closest to January 31. The fiscal years presented above all had 52 weeks, except for the fiscal year ended February 3, 2013, which had 53 weeks.

(2)	Selling and administrative expenses for fiscal 2014 included $2.1 million of startup costs pre-tax ($1.4 million, or $0.13 per share after tax) for our H Contract and Homeware business initiatives.

(3)	We recorded amortization expense of $3.1 million ($2.0 million, or $0.17 per share after tax) in fiscal 2017 on amortizable intangible assets recorded as a result of the Acquisition.

(4)
Net book value per share is derived by dividing “shareholders’ equity” by the number of common shares issued and outstanding, excluding unvested restricted shares, all determined as of the end of each fiscal period.

(5)	Weighted average outstanding shares changed materially as a result of issuing 716,910 shares of common stock to the designees of HMI as partial consideration for the Acquisition.

(6)	Long-term debt (including current maturities) consists of term loans incurred to fund a portion of the Acquisition.

ITEM 7.          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As you read Management’s Discussion and Analysis, please refer to the selected financial data and the consolidated financial statements, including the related notes, contained elsewhere in this annual report. We especially encourage you to familiarize yourself with:

▪
All of our recent public filings made with the Securities and Exchange Commission (“SEC”).  Our public filings  with the SEC are available, without charge, at www.sec.gov and at http://investors.hookerfurniture.com;

▪
The forward-looking statements disclaimer contained prior to Item 1 of this report, which describe the significant risks and uncertainties that could cause actual results to differ materially from those forward-looking statements made in this report, including those contained in this section of our annual report on Form 10-K;

▪
The company-specific risks found in Item 1A. “Risk Factors” of this report. This section contains critical information regarding significant risks and uncertainties that we face. If any of these risks materialize, our business, financial condition and future prospects could be adversely impacted; and

▪
Our commitments and contractual obligations and off-balance sheet arrangements described on page 31 and in Note 17 on page F-34 of this report. These sections describe commitments, contractual obligations and off-balance sheet arrangements, some of which are not reflected in our consolidated financial statements.

In Management’s Discussion and Analysis, we analyze and explain the annual changes in some specific line items in the consolidated financial statements for fiscal year 2017 compared to fiscal year 2016 and for fiscal year 2016 compared to fiscal year 2015. We also provide information regarding the performance of each of our operating segments. Unless otherwise indicated, references to the “Company”, “we,” “our” or “us” refer to Hooker Furniture Corporation and its consolidated subsidiaries, unless specifically referring to segment information.

Furniture sales account for all of our net sales. For financial reporting purposes, we are organized into four operating segments- Hooker casegoods, Upholstery, Home Meridian and All Other. See note 16 to our consolidated financial statements for additional financial information regarding our segments.

Overview

Hooker Furniture Corporation, incorporated in Virginia in 1924, is a designer, marketer, importer of casegoods (wooden and metal furniture), leather and fabric-upholstered furniture for the residential, hospitality and contract markets. We also domestically manufacture premium residential custom leather- and custom fabric-upholstered furniture. We are ranked among the nation’s top five largest publicly traded furniture sources, based on 2015 shipments to U.S. retailers, according to a 2016 survey by a leading trade publication.

The success of our legacy business model and our industry-leading operating profitability performance has allowed us to invest in emerging channels of distribution and new product categories through acquisitions and start-ups. On February 1, 2016, we acquired substantially all of the assets and assumed certain liabilities of Home Meridian International, Inc. The Home Meridian acquisition (the “Acquisition”) was pursued in order to give us access to new customers and new channels of distribution. The Acquisition has more than doubled our net sales and has better positioned us in the fastest growing and emerging channels of distribution. (See note 3 to our consolidated financial statements for additional information.)

Our net sales are derived from the sale of home furnishings, as well as hospitality and contract furniture. We believe that consumer home furnishings purchases are impacted by an array of factors, including general economic conditions such as consumer confidence, availability of consumer credit, energy and other commodity prices, and housing and mortgage markets, as well as lifestyle-driven factors such as changes in fashion trends, disposable income, household formation and turnover, as well as competition with other discretionary purchases. Hospitality furniture sales are driven primarily by new hotel construction and hotel remodeling activity, which is linked to the strength of the overall economy, including business and personal spending levels. Contract furniture sales are driven largely by senior living facility construction and remodeling activity, which is linked to the number of consumers entering retirement, which is partially related to the strength of the overall economy, including stock market performance.

Approximately 90% of our fiscal 2017 sales were of imported furniture products, primarily from Asia. Our lower overhead, variable-cost import operations help drive our profitability and provide us with more flexibility to respond to changing demand by adjusting inventory purchases from suppliers. This import model requires constant vigilance due to a larger investment in inventory and longer production lead times. We constantly evaluate our imported furniture suppliers and when quality concerns, inflationary pressures, or trade barriers, such as duties and tariffs, diminish our value proposition, we transition sourcing to other suppliers, often located in different countries or regions. Our domestic upholstery operations have significantly higher overhead and fixed costs than our import operations, and their profitability can be and has been adversely affected by economic downturns. Our Upholstery segment operations have been profitable since fiscal 2013, with overall profitability improving each year.

Home Meridian Acquisition

A large amount of furniture is sold in channels and at price points in which we have traditionally not competed.  The Acquisition was pursued in order to give us access to new customers and new channels of distribution. We completed the Acquisition on the first day of fiscal 2017. We have finalized estimates related to our purchase accounting and are working to leverage best practices between the legacy Hooker organization and Home Meridian in order to lower costs, improve operating efficiencies and grow sales.

In fiscal 2017, we recorded approximately $1.2 million in acquisition expenses and $3.1 million in amortization expense on intangible assets acquired in the acquisition: namely, customer lists, order backlog and certain trade names.

Had the Acquisition occurred at the beginning of fiscal 2016, net sales, net income and diluted earnings per share would have been approximately $152 million, $8.0 million and $0.74 per share, respectively, for the fourth quarter of fiscal 2016 and approximately $572 million, $22.8 million and $2.11 per share, respectively, for fiscal 2016. Material non-recurring adjustments excluded from these pro forma adjustments consist of amortization of intangible assets, elimination of transaction related costs and an adjustment of the interest rate on short-and long-term debt to reflect the interest rates in the Company’s amended credit facility.

For a complete description of the Acquisition refer to our Current Report on Form 8-K/A filed with the SEC on April 15, 2016.

Executive Summary- Fiscal 2017 Results of Operations

The Home Meridian acquisition closed on the first day of fiscal 2017. Consequently, that segment’s prior year results are not included in the results discussed below.

Consolidated net sales for fiscal 2017 more than doubled to $577 million due to the Acquisition. However, net sales in our legacy Hooker business decreased around 6% versus the prior year. These decreases were driven by net sales decreases in the Hooker Casegoods and Upholstery segments of 8.8% and 2.5%, respectively, as compared to the same prior year periods.

Consolidated net income for fiscal 2017 increased about $9.1 million or about 56% as compared to the prior year.

As discussed in greater detail under “Results of Operations” below, the following are the primary factors that affected our consolidated fiscal 2017 operations:

▪
Gross profit. Consolidated gross profit increased primarily due to the Acquisition and, to a lesser extent, improved gross profit in our All Other operating segment. These increases were partially offset by decreased gross profit in our Hooker Casegoods segment due to decreased sales. However, as a percentage of net sales, gross margins in the Hooker casegoods segment increased due primarily to lower ocean freight costs.

▪
Selling and administrative expenses. Consolidated selling and administrative (S&A) expenses increased in absolute terms, but decreased as a percentage of net sales for fiscal 2017, primarily due to the addition of Home Meridian’s operations. Hooker casegoods S&A expenses increased as a percentage of net sales due to decreased net sales, but decreased in absolute terms due to lower selling expenses and bonus expense due to lower net sales.

▪	Intangible asset amortization expense. The Home Meridian segment recorded amortization expense of $3.1 million for fiscal 2017 on acquisition-related intangible assets.

▪	Operating income. Consolidated operating income increased $15.0 million in fiscal 2017, primarily due to the Home Meridian acquisition.

Review

We grew sales and profits this year from a much broader range of sources than were available to the legacy Hooker Furniture business, as a result of the Acquisition. Thanks to Home Meridian’s profitable year and the purchase terms, the Acquisition was accretive to our earnings in fiscal 2017. We began integrating the companies immediately after the Acquisition closed and we continue to integrate the businesses.  While we intend to operate the businesses relatively independently, especially from a customer facing point of view, we have been able to leverage the buying power of the combined entity to reduce the cost of insurance, freight, employee benefits and other expenses, and our management teams have begun to benchmark and collaborate to leverage the talents and experience of the combined management group.

The Acquisition helped offset unexpected sales declines in certain legacy Hooker businesses during fiscal 2017. While profitability remained strong for those businesses, thanks in great part to lower costs, the sales decline in our legacy business was disappointing. Much of the lower costs in the Hooker casegoods segment and the Hooker Upholstery division of the Upholstery segment were due to historically low ocean freight costs and the Home Meridian segment also benefited from these lower costs.  We believe these lower costs are due to overinvestment in shipping capacity by ocean carriers and, to a lesser extent, lower demand for ocean freight. We do not know how much longer lower ocean freight costs will persist.

The legacy Hooker Furniture businesses are heavily focused on traditional furniture stores, mostly in the mid-to-upper price points. Much of this business is serviced as small orders from our warehouses in Virginia or, in the case of our domestic upholstery operation, manufactured to order. These price points and distribution methods are also a good fit for our growing design-trade business. We also provide extensive customer service, marketing materials and sales support to these channels.  Due to the ‘high service’ nature of this business, the margins tend to be good, but orders are small and sales effort is high.  While this traditional market is still healthy and accounts for about 25% of the U.S. residential furniture market, it is not growing as fast as some other furniture channels.

The furniture industry’s extended but slow climb from the lows of the 2008 recession continued for much of the year, but got off to a slow start in the fiscal 2017 first quarter.  We started the year with lower than expected sales in the first quarter, a quarter which is normally our slowest sales quarter in any fiscal year. We attribute the soft sales to slowing retail sales, which led many large retailers to reduce purchases and delay deliveries in order to adjust inventory. Profitability in the fiscal 2017 first quarter was negatively impacted by both volume, Acquisition-related transaction costs and amortization expense recorded on the recently acquired Home Meridian intangible assets.

First quarter’s muted sales continued into the fiscal 2017 second quarter, but we noted improving incoming orders in the Home Meridian segment late in the quarter, especially for certain customers, channels and product lines.

Sales volume in the fiscal 2017 third quarter was generally consistent with the first two fiscal quarters of fiscal 2017, with lower sales a drag on profitability for the quarter and year to date operating income, which were also adversely impacted by Acquisition-related costs and intangible asset amortization.  However, during the quarter, we saw incoming order rates and order backlogs increase dramatically for the Home Meridian segment and, while still unfavorable to the prior year, saw signs of improvement in our Hooker Casegoods segment. Reaching record levels during the third quarter, Home Meridian’s backlog suggested a strong finish to the year, in which we would be able to demonstrate the significant profitability impact of leveraging the Company’s relatively modest fixed cost base against higher than anticipated sales.  In the Hooker casegoods segment, we saw a positive impact on incoming orders from our decision to order two well received casegoods collections- Hill Country and Arabella - well before the Fall Furniture Market, making them available for shipment in the fourth quarter of fiscal 2017 rather than well into the following fiscal year, as the typical product cycle would dictate.

We were very pleased with our fiscal 2017 fourth quarter results. With sales recovering in both the legacy Hooker Casegoods business and the Home Meridian segment, we were able to continue to demonstrate the profitability impact of fixed costs leverage on higher sales. This sales increase, along with continued lower than planned product and operating costs generated significant operating income during the quarter and helped bring our fiscal 2017 year results closer to our expectations.

Two relatively new initiatives showed great promise in fiscal 2017. Home Meridian’s Samuel Lawrence Hospitality unit, grew sales 69.2% in fiscal 2017, with much of the growth coming in the fiscal 2017 fourth quarter, and finished fiscal 2017 with an order backlog 23.8% higher than the prior January.  Serving other institutional customers, primarily upscale senior living facilities, our All Other segment’s H Contract division reported sales growth of almost 30% over the prior year. These two non-traditional furniture channels help us diversify our customer base, allowing us to leverage our production, sourcing and logistics resources into the commercial furniture market. We believe that diversification is the key to long-term success and stability and therefore will continue to grow these relatively new initiatives. Additionally, the e-commerce channel grew at over 20% in fiscal 2017. While certain mega-accounts, operating in more traditional channels, have experienced declines in sales volume, the emerging channels and customers have served to more than offset those losses.

During the fiscal 2017 fourth quarter, we decided to begin to wind down the operations of Homeware.com, a business we created in 2014 and whose results are reported in our All Other segment. Homeware was an online-only furniture brand that was sold through leading international e-commerce retailers. It was created to address the emerging e-commerce furniture channel. Despite our efforts, Homeware was unable to reach critical mass and we decided to wind down operations in order to focus on more impactful e-commerce sales efforts. Consequently, we recorded a $125,000 impairment charge on our Homeware.com URL (an intangible asset) in the 2017 fourth quarter.  On a positive note, the Homeware journey has given us valuable data and insight into e-commerce and that experience has and is influencing our company-wide approach to dealing with the growing online retail distribution channel. Growth in e-commerce continues to outpace industry growth significantly and is an important component of our overall sales growth.

In addition to our operating results, we are pleased to report that we paid $12.3 million on our Acquisition-related loans, $6.9 million in excess of the scheduled amounts and were able to rebuild our cash balance to just under $40 million, after having utilized $26 million for the Acquisition early in the year and increasing our quarterly dividend 20% to $0.12 per share in December 2016.  Profitability, along with inventory management and cautious capital spending, have helped us maintain our strong, stable balance sheet.

Results of Operations

The following table sets forth the percentage relationship to net sales of certain items for the annual periods included in the consolidated statements of income:

	Fifty-two	Fifty-two	Fifty-two
	weeks ended	weeks ended	weeks ended
	January 29,	January 31,	February 1,
	2017	2016	2015
Net sales	100.0%	100.0%	100.0%
Cost of sales	78.2	72.2	74.3
Gross profit	21.8	27.8	25.7
Selling and administrative expenses	14.5	18.0	17.9
Intangible asset amortization	0.5	0.0	0.0
Operating income	6.8	9.8	7.8
Other income (expense), net	0.2	0.1	0.2
Interest expense, net	0.2	0.0	0.0
Income before income taxes	6.8	9.9	7.9
Income taxes	2.4	3.3	2.8
Net income	4.4	6.6	5.1

Fiscal 2017 Compared to Fiscal 2016

Net Sales

	Fifty-two weeks ended		Fifty-two weeks ended
	January 29, 2017		January 31, 2016		$ Change	% Change
		% Net Sales		% Net Sales
Hooker casegoods	$141,486	24.5%	$155,106	62.8%	$(13,620)	-8.8%
Upholstery	81,965	14.2%	84,090	34.0%	(2,125)	-2.5%
All Other	9,133	1.6%	8,033	3.3%	1,100	13.7%
Intercompany Eliminations	-		(230)		230
Total excl. Home Meridian	232,584	40.3%	246,999	100.0%	(14,415)	-5.8%
Home Meridian	344,635	59.7%	-	0.0%	344,635
Consolidated	$577,219	100.0%	$246,999	100.0%	$330,220	133.7%

Unit Volume and Average Selling Price

Unit Volume	FY17 % Increase/ -Decrease vs. FY16	Average Selling Price	FY17 % Increase/ -Decrease vs. FY16

Hooker casegoods	-9.8%	Hooker Casegoods	1.5%
Upholstery	-6.3%	Upholstery	4.5%
All Other	17.1%	All Other	-4.3%
Total excl. Home Meridian	-7.7%	Total exclu. Home Meridian	2.3%
Home Meridian	-	Home Meridian	-
Consolidated	-7.7%	Consolidated	2.3%
The increase in consolidated net sales was due to the Acquisition on the first day of fiscal 2017. Sales increases in our All Other segment are primarily due to increased sales at H Contract as that business continues to expand its customer and geographic bases. We believe Hooker casegoods segment sales decreased primarily due to sluggish retail furniture sales, a trend which began in the second half of fiscal 2016 and one that seems generally consistent with that of the overall home furnishings industry. Upholstery segment sales decreases were driven primarily by a quality-related issue which negatively affected sales at Hooker Upholstery during the second and third quarters of the 2017 fiscal year and a net sales decrease at Sam Moore primarily due to labor capacity issues and due to dropping unprofitable sales programs in the prior year.
Gross Profit

	Fifty-two weeks ended		Fifty-two weeks ended
	January 29, 2017		January 31, 2016		$ Change	% Change
		% Segment Net Sales		% Segment Net Sales
Hooker casegoods	$47,218	33.4%	$47,558	30.7%	$(340)	-0.7%
Upholstery	18,949	23.1%	18,852	22.4%	97	0.5%
All Other	2,655	29.1%	2,252	28.0%	403	17.9%
Intercompany Eliminations	10		26		(16)
Total excl. Home Meridian	68,832	29.6%	68,688	27.8%	144	0.2%
Home Meridian	57,289	16.6%	-	0.0%	57,289
Consolidated	$126,121	21.8%	$68,688	27.8%	$57,433	83.6%

Consolidated gross profit increased in fiscal 2017, primarily due to the Acquisition on the first day of fiscal 2017. This increase was partially offset by decreased Hooker Casegoods gross profit in absolute terms due to lower net sales; however, Hooker Casegoods segment gross profit as a percentage of net sales increased due primarily to lower ocean freight costs. Upholstery segment gross margins were essentially flat in absolute terms due primarily to lower net sales due to the factors discussed above, but increased as a percentage of net sales due primarily to lower ocean freight costs at the Hooker Upholstery division and due to discontinuing unprofitable sales programs in the prior year at Sam Moore.

Selling and Administrative Expenses

	Fifty-two weeks ended		Fifty-two weeks ended
	January 29, 2017		January 31, 2016		$ Change	% Change
		% Segment Net Sales		% Segment Net Sales
Hooker Casegoods	$28,675	20.3%	$29,049	18.7%	$(374)	-1.3%
Upholstery	12,906	15.7%	12,833	15.3%	73	0.6%
All Other	2,406	26.3%	2,544	31.7%	(138)	-5.4%
Total excl. Home Meridian	43,987	18.9%	44,426	18.0%	(439)	-1.0%
Home Meridian	39,780	11.5%	-	0.0%	39,780
Consolidated	$83,767	14.5%	$44,426	18.0%	$39,341	88.6%

Consolidated S&A expenses increased in absolute terms due to the addition of Home Meridian’s operations on the first day of fiscal 2017, but decreased as a percentage of net sales from fiscal 2016, primarily due to the addition of that segment’s net sales in fiscal 2017. Home Meridian’s sales typically have lower gross margins, but also lower selling costs such as marketing materials, catalogs and photography and sales commissions due to their higher volume business model. Hooker Casegoods S&A expenses increased as a percentage of net sales due to decreased net sales, but decreased in absolute terms due to lower selling expenses and bonus expense due to lower net sales, partially offset by increased bad debt expense due to a write-off of a customer balance during the fiscal year. Upholstery segment S&A expenses increased as a percentage of net sales due to lower net sales and were essentially flat in absolute terms due to decreased selling expenses due to lower sales and decreased factoring charges due to the end of its factoring agreement, partially offset by increased bad debt expense due to a write-off of a customer balance during the fiscal year.

	Intangible Asset Amortization
	Fifty-two Weeks Ended
	January 29, 2017		January 31, 2016		$ Change	% Change
		% Net Sales		% Net Sales
Intangible asset amortization	$3,134	0.5%	$-	0.0%	$3,134	100.0%

The Home Meridian segment recorded amortization expense on acquisition-related intangibles during fiscal 2017. See Note 9. Intangible Assets for additional information on our amortizable intangible assets.

Operating Income

	Fifty-two weeks ended		Fifty-two weeks ended
	January 29, 2017		January 31, 2016		$ Change	% Change
		% Segment Net Sales		% Segment Net Sales
Hooker Casegoods	$18,543	13.1%	$18,509	11.9%	$34	0.2%
Upholstery	6,043	7.4%	6,020	7.2%	23	0.4%
All Other	249	2.7%	(293)	-3.6%	542	185.0%
Intercompany Eliminations	10		26		(16)
Total excl. Home Meridian	24,845	10.7%	24,262	9.8%	583	2.4%
Home Meridian	14,375	4.2%	-	0.0%	14,375
Consolidated	$39,220	6.8%	$24,262	9.8%	$14,958	61.7%

Operating profitability decreased as a percentage of net sales, but increased in absolute terms for fiscal 2017 compared to the same prior-year period, due to the Acquisition and other factors discussed above.

	Interest Expense, net
	Fifty-two Weeks Ended
	January 29, 2017		January 31, 2016		$ Change	% Change
		% Net Sales		% Net Sales
Interest expense, net	$954	0.2%	$64	0.0%	$890	1390.6%

Consolidated interest expense increased primarily due to interest expense recognized on our acquisition-related term loans in fiscal 2017.

Income Taxes

	Fifty-two weeks ended		Fifty-two weeks ended
	January 29, 2017		January 31, 2016		$ Change	% Change
		% Net Sales		% Net Sales
Consolidated income tax expense	$13,909	2.4%	$8,274	3.3%	$5,635	68.1%

Effective Tax Rate	35.5%		33.8%

We recorded income tax expense of $13.9 million during fiscal 2017, compared to $8.3 million for fiscal 2016, due primarily to higher taxable income.  The effective income tax rates for the two fiscal years were 35.5% and 33.8%, respectively. Our effective tax rate was higher in fiscal 2017 due to the reversal of an uncertain tax position and an adjustment to the domestic production activities deduction which impacted fiscal 2016 and did not recur in fiscal 2017, as well as the reduced impact of certain permanent differences on higher taxable income as a result of the Acquisition.

Net Income and Earnings Per Share

	Fifty-two weeks ended		Fifty-two weeks ended
	January 29, 2017		January 31, 2016		$ Change	% Change
Net Income		% Net Sales		% Net Sales
Consolidated	$25,287	4.4%	$16,185	6.6%	$9,102	56.2%

Diluted earnings per share	$2.18		$1.49

Fiscal 2016 Compared to Fiscal 2015

Net Sales

	Fifty-two weeks ended		Fifty-two weeks ended
	January 31, 2016		February 1, 2015		$ Change	% Change
		% Net Sales		% Net Sales
Hooker Casegoods	$155,106	62.8%	$153,882	63.0%	$1,224	0.8%
Upholstery	84,090	34.0%	86,362	35.3%	(2,272)	-2.6%
All Other	8,033	3.3%	5,025	2.1%	3,008	59.9%
Intercompany Eliminations	(230)		(919)		689
Consolidated	$246,999	100.0%	$244,350	100.0%	$2,649	1.1%

Unit Volume and Average Selling Price

Unit Volume	FY16 % Increase vs. FY15	Average Selling Price (“ASP”)	FY16 % Increase vs. FY15

Hooker Casegoods	-3.7%	Casegoods	4.1%
Upholstery	-5.2%	Upholstery	2.7%
All Other	98.0%	All Other	-19.7%
Consolidated	-1.5%	Consolidated	2.0%
The increase in consolidated net sales for fiscal 2016 was principally due to increased unit volume in our All Other segment due to significantly increased sales at H Contract and higher ASP in our Hooker casegoods segment due to lower product discounting.
We believe the decreased unit volume in our Hooker Casegoods segment was due to:
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

Gross Profit

	Fifty-two weeks ended		Fifty-two weeks ended
	January 31, 2016		February 1, 2015		$ Change	% Change
		% Segment Net Sales		% Segment Net Sales
Hooker Casegoods	$47,558	30.7%	$44,868	29.2%	$2,690	6.0%
Upholstery	18,852	22.4%	16,489	19.1%	2,363	14.3%
All Other	2,252	28.0%	1,465	29.2%	787	53.7%
Intercompany Eliminations	26		(22)		48
Consolidated	$68,688	27.8%	$62,800	25.7%	$5,888	9.4%

Consolidated gross profit increased in the fiscal 2016, primarily due to:

▪
Improved Hooker Casegoods segment gross profit due to decreased discounting due to a better product mix, lower cost of goods sold due to declining freight costs, which more than offset vendor price increases, and lower returns and allowances and other quality related costs as a result of better product quality;

▪	Improved Upholstery segment gross profit due to operating efficiencies such as decreased contract manufacturing and lower medical claims expense in that segment; and

▪	Improved All Other segment gross profit due primarily to increased net sales at H Contract.

Selling and Administrative Expenses

	Fifty-two weeks ended		Fifty-two weeks ended
	January 31, 2016		February 1, 2015		$ Change	% Change
		% Segment Net Sales		% Segment Net Sales
Hooker Casegoods	$29,049	18.7%	$27,582	17.9%	$1,467	5.3%
Upholstery	12,833	15.3%	13,618	15.8%	(785)	-5.8%
All Other	2,544	31.7%	2,552	50.8%	(8)	-0.3%
Consolidated	$44,426	18.0%	$43,752	17.9%	$674	1.5%

Flat consolidated S&A expenses as a percentage of net sales were due primarily to slightly increased net sales and the recognition of $1.1 million in acquisition-related costs in casegoods segment S&A. Consolidated S&A increased by $674,000 in absolute terms due primarily to the acquisition-related costs, which were partially offset by other decreases in S&A, such as bad debts and banking expenses.  Upholstery segment S&A decreased primarily due to lower selling expenses due to decreased net sales and lower banking and bad debt expenses.  Selling and administrative expenses in our All Other segment decreased despite a net sales increase in that segment, as our H Contract and Homeware businesses have each progressed beyond the startup phase.

Operating Income

	Fifty-two weeks ended		Fifty-two weeks ended
	January 31, 2016		February 1, 2015		$ Change	% Change
		% Segment Net Sales		% Segment Net Sales
Hooker Casegoods	$18,509	11.9%	$17,286	11.2%	$1,223	7.1%
Upholstery	6,020	7.2%	2,871	3.3%	3,149	109.7%
All Other	(293)	-3.6%	(1,087)	-21.6%	794	73.0%
Intercompany Eliminations	26		(22)		48
Consolidated	$24,262	9.8%	$19,048	7.8%	$5,214	27.4%

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

Net Income and Earnings Per Share

	Fifty-two weeks ended		Fifty-two weeks ended
	January 31, 2016		February 1, 2015		$ Change	% Change
Net Income		% Net Sales		% Net Sales
Consolidated	$16,185	6.6%	$12,578	5.1%	$3,607	28.7%

Diluted earnings per share	$1.49		$1.16

Financial Condition, Liquidity and Capital Resources

Summary Cash Flow Information – Operating, Investing and Financing Activities

	Fifty-Two Weeks Ended	Fifty-Two Weeks Ended	Fifty-Two Weeks Ended
	January 29,	January 31,	February 1,
	2017	2016	2015
Net cash provided by operating activities	$31,240	$23,036	$22,768
Net cash used in investing activities	(88,061)	(3,455)	(3,681)
Net cash provided by (used in) financing activities	42,691	(4,322)	(4,306)
Net (decrease) increase in cash and cash equivalents	$(14,130)	$15,259	$14,781

During fiscal 2017, cash generated from operations, cash on hand, term-loan proceeds and insurance proceeds helped fund the Acquisition, pay $12.3 million in long-term debt payments, pay $4.9 million in cash dividends and fund $2.5 million of capital expenditures to enhance our business systems and facilities and to pay $715,000 in premiums on Company-owned life insurance policies. Company-owned life insurance policies are in place to compensate us for the loss of key employees, to facilitate business continuity and to serve as a funding mechanism for certain executive benefits.

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

Liquidity, Financial Resources and Capital Expenditures

Our financial resources include:

▪	available cash and cash equivalents, which are highly dependent on incoming order rates and our operating performance;
▪	expected cash flow from operations; and
▪	available lines of credit.

We believe these resources are sufficient to meet our business requirements through fiscal 2018 and for the foreseeable future, including:

▪	capital expenditures;
▪	working capital, including capital required to fund our Pension Plan, SERP and SRIP plans;
▪	the payment of regular quarterly cash dividends on our common stock; and
▪	the servicing of our acquisition-related debt.

Loan Agreement and Revolving Credit Facility

On February 1, 2016, (the “Closing Date”) we entered into an amended and restated loan agreement (the “Loan Agreement”) with Bank of America, N.A. (“BofA”) in connection with the completion of the Acquisition. Also on February 1, 2016, we borrowed in full the amounts available under the Unsecured Term Loan (the “Unsecured Term Loan”) and the Secured Term Loan (the “Secured Term Loan”) in connection with the completion of the Acquisition.

Details of the individual credit facilities provided for in the amended and restated Loan Agreement are as follows:

▪
Unsecured revolving credit facility. The Loan Agreement increased the amount available under our existing unsecured revolving credit facility from $15 million to $30 million and increased the sublimit of the facility available for the issuance of letters of credit from $3 million to $4 million. Amounts outstanding under the revolving facility bear interest at a rate, adjusted monthly, equal to the then current LIBOR monthly rate plus 1.50%. We must also pay a quarterly unused commitment fee that is based on the average daily amount of the facility utilized during the applicable quarter;

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

The Loan Agreement also includes customary representations and warranties and requires us to comply with customary covenants, including, among other things, the following financial covenants:

▪	Maintain a tangible net worth of at least:
□	As of the fiscal year-end January 31, 2016, $105.0 million plus 40% of net income before taxes earned in the 2016 fiscal year; and
□	As of the end of each subsequent fiscal year, the minimum tangible net worth required for the prior fiscal year, plus 40% of net income, before taxes, earned in each subsequent fiscal year.
▪	Maintain a ratio of funded debt to EBITDA not exceeding:
□	2.50:1.0 through August 31, 2017;
□	2.25:1.0 through August 31, 2018;
□	2.00:1.0 thereafter.
▪	A basic fixed charge coverage ratio of at least 1.25:1.00; and
▪	Limit capital expenditures to no more than $15.0 million during any fiscal year with expenditures to acquire fixed assets pursuant to the Acquisition being excluded for the fiscal 2017.

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

We were in compliance with each of these financial covenants at January 29, 2017 and expect to remain in compliance with existing covenants through fiscal 2018 and for the foreseeable future.

Revolving Credit Facility Availability

As of January 29, 2017, we had an aggregate $28.5 million available under our revolving credit facility to fund working capital needs. Standby letters of credit in the aggregate amount of $1.5 million, used to collateralize certain insurance arrangements and for imported product purchases, were outstanding under the revolving credit facility as of January 29, 2017.  There were no additional borrowings outstanding under the revolving credit facility as of January 29, 2017.

Capital Expenditures

We expect to spend between $3.5 million to $5.0 million in capital expenditures in fiscal 2018 to maintain and enhance our operating systems and facilities.

Share Repurchase Authorization

During fiscal 2013, our Board of Directors authorized the repurchase of up to $12.5 million of the Company’s common shares. The authorization does not obligate us to acquire a specific number of shares during any period and does not have an expiration date, but it may be modified, suspended or discontinued at any time at the discretion of our Board of Directors. Repurchases may be made from time to time in the open market, or through privately negotiated transactions or otherwise, in compliance with applicable laws, rules and regulations, and subject to our cash requirements for other purposes, compliance with the covenants under the loan agreement for our revolving credit facility and other factors we deem relevant. No shares were purchased from fiscal 2014 through fiscal 2017. Approximately $11.8 million remained available for future purchases under the authorization as of January 29, 2017.

Dividends

We declared and paid dividends of $0.42 per share or approximately $4.9 million in fiscal 2017. On March 1, 2017 our Board of Directors declared a quarterly cash dividend of $0.12 per share, payable on March 31, 2017 to shareholders of record at March 17, 2017.

Commitments and Contractual Obligations

As of January 29, 2017, our commitments and contractual obligations were as follows:

	Less than			More than
	1 Year	1-3 Years	3-5 Years	5 years	Total
Long Term Debt (1)	$5,857	$11,714	$30,139	$-	$47,710
Deferred compensation payments (2)	694	1,798	2,051	12,707	17,250
Operating leases (3)	6,540	12,774	10,861	4,951	35,126
Other long-term obligations (4)	1,020	92	26	-	1,138
Total contractual cash obligations	$14,112	$26,378	$43,077	$17,658	$101,224

(1)
These amounts represent obligations due under the Unsecured Term Loan and the Secured Term Loan.  See note 11 to the consolidated financial statements beginning on page F-21 for additional information about our long term debt obligations.

(2)
These amounts represent estimated cash payments to be paid to participants in our SRIP through fiscal year 2043, which is 15 years after the last current SRIP plan participant is assumed to have retired. SERP benefits are paid over the lifetimes of plan participants, so the year of final payment is unknown. The present value of these benefits (the actuarially derived projected benefit obligation for the SRIP and SERP) were approximately $8.8 million and $2.3 million, respectively, at January 29, 2017, and are shown on our consolidated balance sheets, with $694,000 recorded in current liabilities and $10.5 million recorded in long-term liabilities. Under the SRIP, the monthly retirement benefit for each participant, regardless of age, would become fully vested and the present value of that benefit would be paid to each participant in a lump sum upon a change in control of the Company as defined in the plan. See note 12 to the consolidated financial statements beginning on page F-22 for additional information about the SRIP and SERP.

(3)	These amounts represent estimated cash payments due under operating leases for real estate utilized in our operations and warehouse and office equipment.
(4)
These amounts represent estimated cash payments due under various long-term service and support agreements, for items such as warehouse management services, information technology support and human resources related consulting and support.

Off-Balance Sheet Arrangements

Standby letters of credit in the aggregate amount of $1.5 million, used to collateralize certain insurance arrangements and for imported product purchases, were outstanding under our revolving credit facility as of January 29, 2017.  See the “Commitments and Contractual Obligations” table above and Note 17 to the consolidated financial statements included in this annual report on Form 10-K for additional information on our off-balance sheet arrangements.

Substantially all of the cash value of our company owned life insurance is pledged as collateral for our secured term loan.

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). The amendments in ASU 2014-09 affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards. This ASU will supersede the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance, and creates a Topic 606, Revenue from Contracts with Customers. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date (“ASU 2015-14”), which defers the effective date of ASU 2014-09 for all entities by one year. ASU 2014-09 is now effective for financial statements issued for annual reporting periods beginning after December 15, 2017. We plan to adopt ASU No. 2014-09 on January 30, 2018, the first day of our 2019 fiscal year. Entities may adopt this new standard either retrospectively for all periods presented in the financial statements (i.e., the full retrospective method) or as a cumulative-effect adjustment as of the date of adoption (i.e., the modified retrospective method), without applying to comparative years’ financial statements. We are currently in the process of evaluating the impact that ASU No. 2014-09 will have on our results of operations, financial condition and financial statement disclosures and have not made any decision on the method of adoption. We expect to complete our evaluation of the impact of adopting ASU No. 2014-09 during calendar 2017 and will provide further updates in our fiscal 2018 SEC filings.

In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory. ASU 2015-11 requires that inventory within the scope of this update be measured at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The amendments in this update do not apply to inventory that is measured using last-in, first-out (LIFO) or the retail inventory method. The amendments apply to all other inventory, which includes inventory that is measured using first-in, first-out (FIFO) or average cost. For all entities, the guidance is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2016. Early adoption is permitted. Therefore the amendments in ASU 2015-11 will become effective for us as of the beginning of our 2018 fiscal year. The adoption of this guidance is not expected to have a material impact upon our financial condition or results of operations.

In February 2016, the (FASB) issued ASU 2016-06 Leases, which, among other things, requires lessees to recognize a right-of-use asset and a liability on the balance sheet for all leases, with the exception of short-term leases. This change will increase reported assets and liabilities by lessees– in some cases very significantly. The lease liability recognized will be equal to the present value of lease payments and the right-of-use asset will be based on the lease liability, subject to adjustment such as for initial direct costs. Leases will continue to be classified as either operating or finance leases in the income statement. Lessor accounting remains substantially similar to current U.S. GAAP. ASU 2016-02 supersedes Topic 840, Leases. The transitional guidance for adopting the requirements of ASU 2016-02 calls for a modified retrospective approach that includes a number of optional practical expedients that entities may elect to apply. This standard is effective for public entities for annual and interim periods in fiscal years beginning after December 15, 2018, which will be the first quarter of our 2020 fiscal year. We are currently evaluating the impact that the adoption of ASU 2016-02 will have on our consolidated financial statements and have not made any decision on the method of adoption with respect to the optional practical expedients.

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which is intended to improve the accounting for share-based payment transactions as part of the FASB’s simplification initiative. The ASU changes seven aspects of the accounting for share-based payment award transactions, including: (1) accounting for income taxes; (2) classification of excess tax benefits on the statement of cash flows; (3) forfeitures; (4) minimum statutory tax withholding requirements; (5) classification of employee taxes paid on the statement of cash flows when an employer withholds shares for tax-withholding purposes; (6) practical expedient – expected term (nonpublic only); and (7) intrinsic value (nonpublic only). The ASU is effective for fiscal years beginning after December 15, 2016, and interim periods within those years for public business entities, which will be our fiscal 2018 first quarter. Early adoption is permitted in any interim or annual period provided that the entire ASU is adopted. We are currently evaluating the impact that the adoption of ASU 2016-09 will have on our consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 addresses how certain cash receipts and cash payments are presented and classified in the statement of cash flows. Its objective is to reduce existing diversity in practice with respect to these items. Among the types of cash flows addressed are payments for costs related to debt prepayments or extinguishments, payments representing accreted interest on discounted debt, payments of contingent consideration after a business combination, proceeds from insurance claims and company-owned life insurance and distributions from equity method investees, among others. The ASU is effective for fiscal years beginning after December 15, 2017 and interim periods within those years for public business entities, which will be our fiscal 2019 first quarter. Early adoption is permitted in any interim or annual period provided that the entire ASU is adopted. The adoption of this guidance is not expected to have a material impact upon our financial condition or results of operations.

In January 2017, the FASB issued ASU No. 2017-04, Simplifying the Test for Goodwill Impairment, which simplifies the annual goodwill impairment analysis test by eliminating Step 2 of the current two-step impairment test. Under the new guidance, an entity would continue to perform the first step of the annual impairment test by comparing the carrying amount of a reporting unit with its fair value. If the carrying value of the reporting unit exceeds the fair value of the reporting unit, the goodwill impairment charge would be equal to the amount of such difference. This guidance is effective for annual periods beginning after December 15, 2019, with early adoption permitted. We expect to adopt ASU No. 2017-04 at the beginning of our 2020 fiscal year and are in the process of assessing the impact that this new guidance is expected to have on our results of operations or financial condition.

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

Customs Penalty

In September 2009, U.S. Customs and Border Patrol (“CBP”) issued an audit report asserting that we had not paid all required antidumping duties due with respect to certain bedroom furniture we imported from China. In February 2015, CBP assessed a civil penalty of approximately $2.1 million and unpaid duties of approximately $500,000 on the matter.  We actively disputed the amounts and in March 2017, we were notified by CBP that it had reduced the civil penalty and unpaid duties to $357,000, conditioned on timely payment of these modified duties and penalties. We paid these amounts in March 2017 and consider this matter closed.

Outlook

So far in fiscal 2018, we have seen improved demand for our products compared to the same period a year ago. Given the mostly positive economic news over the past year, we are optimistic about our longer-term future, with our legacy businesses and the new and emerging channels we now have access to through our Home Meridian segment.

We see a generally healthy US economy, with most economic indicators continuing favorable trends and some indicators reaching highs not seen in a decade or more. For example, in mid-March 2017, one popular measure of consumer confidence reached a 13-year high. We believe these economic indicators bode well for our Company and the furniture industry at large. However, we also see a furniture industry in which consumer tastes and channels in which they shop are evolving at a rapid pace. We are changing to meet the demands of changing tastes and channels. In January 2017, we named George Revington to the post of Chief Operating Officer, with responsibility for the marketing, merchandising and sales efforts of Hooker’s legacy divisions and for leading our strategic planning process. He continues to serve as President and Chief Operating Officer of the Home Meridian segment. George will lead the re-visioning of our business around customers and channels, rather than around our legacy brands or products in order to meet our strategic goal of selling products through all of the channels our customers shop.

We face a number of significant risks and uncertainties, as more fully discussed in Item 1A, “Risk Factors” beginning on page 8 and in our “Forward-Looking Statements” beginning on page 2, which may adversely affect our results of operations and financial condition.

Critical Accounting Policies and Estimates

Our significant accounting policies are described in “Note 1 – Summary of Significant Accounting Policies” to the consolidated financial statements beginning at page F-10 in this report.  The preparation of financial statements in conformity with  U.S. generally accepted accounting principles requires us to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying financial statements and related notes.  In preparing these financial statements, we have made our best estimates and judgments of certain amounts included in the financial statements, giving due consideration to materiality.  We do not believe that actual results will deviate materially from our estimates related to our accounting policies described below.  However, because application of these accounting policies involves the exercise of judgment and the use of assumptions as to future uncertainties, actual results could differ materially from these estimates.

Purchase Price Allocation. For the Home Meridian acquisition, we allocated the purchase price to the various tangible and intangible assets acquired and liabilities assumed, based on their estimated fair values. Determining the fair value of certain assets and liabilities acquired is subjective in nature and often involves the use of significant estimates and assumptions, which are inherently uncertain. Many of the estimates and assumptions used to determine fair values, such as those used for intangible assets, are made based on forecasted information and discount rates. To assist in the purchase price allocation process, as well as the estimate of remaining useful lives of acquired assets, we engaged a third-party appraisal firm. In addition, the judgments made in determining the estimated fair value assigned to each class of assets acquired and liabilities assumed, as well as asset lives, can materially impact our results of operations.

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

Valuation of Inventories.  We value all of our inventories at the lower of cost or market (using the last-in, first-out (“LIFO”) method).  LIFO cost for all of our inventories is determined using the dollar-value, link-chain method.  This method allows for the more current cost of inventories to be reported in cost of sales, while the inventories reported on the balance sheet consist of the costs of inventories acquired earlier, subject to adjustment to the lower of cost or market.  Hence, if prices are rising, the LIFO method will generally lead to higher cost of sales and lower profitability as compared to the first-in, first-out (“FIFO”) method.  We evaluate our inventory for excess or slow-moving items based on recent and projected sales and order patterns.  We establish an allowance for those items when the estimated market or net sales value is lower than their recorded cost.  This estimate involves significant judgment and actual values may differ materially from our estimate.

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

All deferred tax assets and liabilities are classified as non-current on our consolidated balance sheets. We feel the classification of all deferred tax assets and liabilities as noncurrent provides a more informative disclosure because many of our deferred tax items are by definition short-term; however, are of a recurring nature and tend to behave more like non-current assets or liabilities.

Impairment of Long-Lived Assets

Tangible Assets

We regularly review our property, plant and equipment for indicators of impairment, as specified in the Property, Plant and Equipment topic of the Accounting Standards Codification. Although not exhaustive, this accounting guidance lists potential indicators of impairment, which we use to facilitate our review. These potential indicators of impairment include:

▪	A significant decrease in the market value of the long-lived asset;
▪	A significant adverse change in the extent or manner in which a long-lived asset group is being used, or in its physical condition;
▪	A significant adverse change in the legal factors or in the business climate that could affect the value of a long-lived asset, including an adverse action or assessment by a regulator;
▪	An accumulation of costs significantly in excess of the amount originally expected to acquire or construct a long-lived asset;
▪	A current period operating or cash flow loss or a projection or forecast that demonstrates continuing losses associated with the long-lived asset’s use; and
▪	A current expectation that more likely than not, a long-lived asset will be sold or otherwise disposed of significantly before the end of its previously estimated useful life.

When an indicator of impairment is present, the impairment test for our property, plant and equipment requires us to assess the recoverability of the value of the assets by comparing their net carrying value to the sum of undiscounted estimated future cash flows directly associated with and arising from use and eventual disposition of the assets. We principally use our internal forecasts to estimate the undiscounted future cash flows used in our impairment analyses. These forecasts are subjective and are largely based on management’s judgment, primarily due to the changing industry in which we compete; changing consumer tastes, trends and demographics and the current economic environment. We monitor changes in these factors as part of the quarter-end review of these assets. While our forecasts have been reasonably accurate in the past, during periods of economic instability, uncertainty, or rapid change within our industry, we may not be able to accurately forecast future cash flows from our long-lived assets and our future cash flows may be diminished. Therefore, our estimates and assumptions related to the viability of our long-lived assets may change, and are reasonably likely to change in future periods. These changes could adversely affect our consolidated statements of income and consolidated balance sheets. As of January 29, 2017, the undiscounted cash flows of our property, plant and equipment was substantially in excess of its carrying value.

When we conclude that any of these assets are impaired, the asset is written down to its fair value.  Any impaired assets which we expect to sell are measured at the lower of their carrying amount or fair value, less estimated cost to sell; are no longer depreciated; and are reported separately as “assets held for sale” in the consolidated balance sheets, if we expect to dispose of the assets in one year or less.

Intangible Assets and Goodwill

We own both definite-lived (amortizable) assets and indefinite-lived intangible assets. Our amortizable intangible assets are related to the Acquisition and include customer relationships and organic trademarks. Our indefinite lived assets include goodwill and tradenames related to the Acquisition, as well as the Bradington-Young and Sam Moore tradenames. We may acquire additional amortizable assets and/or indefinite lived intangible assets in the future. Our indefinite-lived intangible assets are not amortized but are tested for impairment annually or more frequently if events or circumstances indicate that the asset might be impaired.

Our goodwill and trade names are tested for impairment annually as of the first day of our fourth quarter or more frequently if events or changes in circumstances indicate that the asset might be impaired.  Circumstances that could indicate a potential impairment include, but are not limited to:

▪	a significant adverse change in the economic or business climate either within the furniture industry or the national or global economy;
▪	significant changes in demand for our products;
▪	loss of key personnel; and
▪	the likelihood that a reporting unit or significant portion of a reporting unit will be sold or otherwise subject to disposal.

The fair value of our tradenames is determined based on the estimated earnings and cash flow capacity of those assets.  The impairment test consists of a comparison of the fair value of the indefinite-lived intangible assets with their carrying amount.  If the carrying amount of the indefinite-lived intangible assets exceeds their fair value, an impairment loss is recognized in an amount equal to that excess.

At January 29, 2017, the fair values of our Bradington-Young, Sam Moore, Home Meridian, Pulaski, Samuel Lawrence Furniture and Prime Resources trade names equaled or exceeded their carrying values.

The goodwill impairment test consists of a two-step process, if necessary. However, we first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test outlined in ASC Topic 350. The more likely than not threshold is defined as having a likelihood of more than 50 percent. If, after assessing the totality of events or circumstances, we determine that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary and our goodwill is considered to be unimpaired. However, if based on our qualitative assessment we conclude that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, we will proceed with performing quantitative assessment.  The quantitative assessment involves estimating the fair value of our goodwill using projected future cash flows that are discounted using a weighted average cost of capital analysis that reflects current market conditions. Management judgment is a significant factor in the goodwill impairment evaluation process. The computations require management to make estimates and assumptions, the most critical of which are potential future cash flows and the appropriate discount rate. Based on our qualitative assessment as described above, we have concluded that our goodwill is not impaired as of January 29, 2017.

The assumptions used to determine the fair value of our intangible assets are highly subjective and judgmental and include long-term growth rates, sales volumes, projected revenues, assumed royalty rates and factors used to develop an applied discount rate. If the assumptions that we use in these calculations differ from actual results, we may realize additional impairment on our intangible assets that may have a material adverse effect on our results of operations and financial condition.

Concentrations of Sourcing Risk

In fiscal 2017, imported products sourced from Vietnam and China accounted for nearly all of our import purchases and our top five suppliers in Vietnam and China account for over half of our fiscal 2017 import purchases. A disruption in our supply chain, or from Vietnam or China in general, could significantly impact our ability to fill customer orders for products manufactured in those countries.  If such a disruption were to occur, we believe that we would have sufficient inventory on hand and in transit to our U.S. warehouses in Virginia, North Carolina and California to adequately meet demand for several months or slightly longer with an additional month’s worth of demand available for immediate shipment from our warehouses in Asia. We believe that we could, most likely at higher cost, source most of the products currently sourced in Vietnam or China from factories in other countries and could produce certain upholstered products domestically at our own factories.  However, supply disruptions and delays on selected items could occur for up to six months before the impact of remedial measures would be reflected in our results.  If we were to be unsuccessful in obtaining those products from other sources or at comparable cost, a disruption in our supply chain from our largest import furniture suppliers, or from Vietnam or China in general, could adversely affect our sales, earnings, financial condition and liquidity.
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

Interest Rate Risk

In conjunction with the Acquisition, we entered into new financing arrangements as described in “Note 11 Long-Term Debt” included in Part II, Item 8. “Financial Statements”  of this Form 10-K. Borrowings under the revolving credit facility and the Unsecured Term Loan bear interest based on LIBOR plus 1.5% and borrowings under the Secured Term Loan bear interest based on LIBOR plus 0.5%. As such, these debt instruments expose us to market risk for changes in interest rates. There was no outstanding balance under our revolving credit facility as of January 29, 2017, other than standby letters of credit in the amount of $1.5 million. However, as of January 29, 2017, $47.7 million was outstanding under our term loans. A 1% increase in the LIBOR rate would result in an annual increase in interest expense on our terms loans of approximately $445,000.

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

Currency Risk

For imported products, we generally negotiate firm pricing denominated in U.S. Dollars with our foreign suppliers, typically for periods of at least one year.  We accept the exposure to exchange rate movements beyond these negotiated periods. We do not use derivative financial instruments to manage this risk, but could choose to do so in the future.  Most of our imports are purchased from suppliers located in Vietnam and China.  The Chinese currency floats within a limited range in relation to the U.S. Dollar, resulting in exposure to foreign currency exchange rate fluctuations.

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

None.

ITEM 9A.       CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended January 29, 2017. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of January 29, 2017, the end of the period covered by this annual report, to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to the Company’s management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure and are effective to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Management’s Annual Report on Internal Control over Financial Reporting

In accordance with Section 404 of the Sarbanes-Oxley Act and SEC rules thereunder, management has conducted an assessment of our internal control over financial reporting as of January 29, 2017, based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Management’s report regarding that assessment is included on page F-2 of this report, with our consolidated financial statements, and is incorporated herein by reference.

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

Changes in Internal Control over Financial Reporting

On February 1, 2016, we acquired the assets and certain liabilities of Home Meridian International. As permitted by SEC guidance for newly acquired businesses, we excluded the Home Meridian segment’s operations from the scope of our Sarbanes-Oxley Section 404 report on internal controls over financial reporting for the year ended January 29, 2017. We completed the implementation of our internal controls in the Home Meridian segment’s operations in late fiscal 2017.

There have been no changes in our internal control over financial reporting for our fourth quarter ended January 29, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.       OTHER INFORMATION

None.

Hooker Furniture Corporation
Part III

In accordance with General Instruction G (3) of Form 10-K, most of the information called for by Items 10, 11, 12, 13 and 14 of Part III will be incorporated by reference to the Company’s definitive Proxy Statement for its Annual Meeting of Shareholders scheduled to be held June 6, 2017 (the “2017 Proxy Statement”), as set forth below.

ITEM 10.        DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information relating to our directors will be set forth under the caption “Proposal One-Election of Directors” in the 2017 Proxy Statement and is incorporated herein by reference.

Information relating to our executive officers is included in Part I of this report under the caption “Executive Officers of Hooker Furniture Corporation” and is incorporated herein by reference.

Information relating to compliance with Section 16(a) of the Exchange Act will be set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2017 Proxy Statement and is incorporated herein by reference.

Information relating to the code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions will be set forth under the caption “Code of Business Conduct and Ethics” in the 2017 Proxy Statement and is incorporated herein by reference.

Information relating to material changes, if any, in the procedures by which shareholders may recommend nominees for our Board of Directors will be set forth under the caption “Procedures for Shareholder Recommendations of Director Nominees” in the 2017 Proxy Statement and is incorporated herein by reference.

Information relating to the Audit Committee of our Board of Directors, including the composition of the Audit Committee and the Board’s determinations concerning whether certain members of the Audit Committee are “financial experts” as that term is defined under Item 407(d)(5) of Regulation S-K will be set forth under the captions “Corporate Governance” and “Audit Committee” in the 2017 Proxy Statement and is incorporated herein by reference.

ITEM 11.        EXECUTIVE COMPENSATION

Information relating to this item will be set forth under the captions “Report of the Compensation Committee,” “Executive Compensation” and “Director Compensation” in the 2017 Proxy Statement and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Information relating to this item will be set forth under the captions “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management” in the 2017 Proxy Statement and is incorporated herein by reference.

ITEM 13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information relating to this item will be set forth in the last paragraph under the caption “Audit Committee” and the caption “Corporate Governance” in the 2017 Proxy Statement and is incorporated herein by reference.

ITEM 14.        PRINCIPAL ACCOUNTING FEES AND SERVICES

Information relating to this item will be set forth under the caption “Proposal Two- Ratification of Selection of Independent Registered Public Accounting Firm” in the 2017 Proxy Statement and is incorporated herein by reference.

Hooker Furniture Corporation
Part IV

ITEM 15.        EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)          Documents filed as part of this report on Form 10-K:

(1)	The following financial statements are included in this report on Form 10-K:

Management’s Report on Internal Control Over Financial Reporting.

Reports of Independent Registered Public Accounting Firm.

Consolidated Balance Sheets as of January 29, 2017 and January 31, 2016.

Consolidated Statements of Income for the fifty-two week periods ended January 29, 2017, January 31, 2016 and February 1, 2015.

Consolidated Statements of Comprehensive Income for the fifty-two week periods ended January 29, 2017, January 31, 2016 and February 1, 2015.

Consolidated Statements of Cash Flows for the fifty-two week periods ended January 29, 2017, January 31, 2016 and February 1, 2015.

Consolidated Statements of Shareholders’ Equity for the fifty-two week periods ended January 29, 2017, January 31, 2016 and February 1, 2015.

Notes to Consolidated Financial Statements.

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
Employment Agreement, dated January 5, 2016, between George Revington and the Company (incorporated by reference to Exhibit 10.1(l) of the Company’s Form 10-K (SEC File No. 000-25349) filed on April 15, 2016)*

10.2(a)
Amended and Restated Loan Agreement, dated as of February 1, 2016, between Bank of America, N.A., the Company, Bradington-Young, LLC and Sam Moore Furniture LLC (incorporated by referenced to Exhibit 10.1 of the Company’s Current Report on Form 8-K (SEC File No. 000-25349) filed on February 2, 2016)

10.2(b)
Security Agreement (Assignment of Life Insurance Policy as Collateral), dated as of February 1, 2016, between Bank of America, N.A. and the Company (incorporated by referenced to Exhibit 10.2 of the Company’s Current Report on Form 8-K (SEC File No. 000-25349) filed on February 2, 2016)

21	List of Subsidiaries:

Bradington-Young LLC, a North Carolina limited liability company
Home Meridian Group, LLC, a Virginia limited liability company
Sam Moore Furniture LLC, a Virginia limited liability company

23	Consent of Independent Registered Public Accounting Firm (filed herewith)

31.1	Rule 13a-14(a) Certification of the Company’s principal executive officer (filed herewith)

31.2	Rule 13a-14(a) Certification of the Company’s principal financial officer (filed herewith)

32.1
Rule 13a-14(b) Certification of the Company’s principal executive officer and principal financial officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101
The following financial statements from the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2017, formatted in Extensible Business Reporting Language (“XBRL”): (i) consolidated balance sheets, (ii) consolidated statements of income, (iii) consolidated statements of comprehensive income, (iv) consolidated statements of cash flows, (v) consolidated statements of shareholders’ equity and (vi) the notes to the consolidated financial statements, tagged as blocks of text (filed herewith)

*Management contract or compensatory plan

ITEM 16.        FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOOKER FURNITURE CORPORATION

April 14, 2017	By:	/s/ Paul B. Toms, Jr.
Paul B. Toms, Jr.
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Paul B. Toms, Jr.	Chairman, Chief Executive Officer and	April 14, 2017
Paul B. Toms, Jr.	Director (Principal Executive Officer)

/s/ Paul A. Huckfeldt	Senior Vice President - Finance and Accounting	April 14, 2017
Paul A. Huckfeldt	and Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ W. Christopher Beeler, Jr.	Director	April 14, 2017
W. Christopher Beeler, Jr.

/s/ John L. Gregory, III	Director	April 14, 2017
John L. Gregory, III

/s/ E. Larry Ryder	Director	April 14, 2017
E. Larry Ryder

/s/ David G. Sweet	Director	April 14, 2017
David G. Sweet

/s/ Ellen C. Taaffe	Director	April 14, 2017
Ellen C. Taaffe

/s/ Henry G. Williamson, Jr.	Director	April 14, 2017
Henry G. Williamson, Jr.

HOOKER FURNITURE CORPORATION AND SUBSIDIARIES

 MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Shareholders of
Hooker Furniture Corporation
Martinsville, Virginia

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Securities Exchange Act Rule 13a-15(f).  Under the supervision and with the participation of management, including the principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on the Company’s evaluation under that framework, management concluded that the Company’s internal control over financial reporting was effective as of January 29, 2017.

The effectiveness of the Company’s internal control over financial reporting as of January 29, 2017 has been audited by KPMG LLP, the Company’s independent registered public accounting firm, as stated in their report which is included herein.

The scope of management’s assessment of the effectiveness of the Company’s internal control over financial reporting included all of the Company’s consolidated operations, including controls over the Home Meridian acquisition, but did not include the operations of Home Meridian International, Inc., which the Company acquired on February 1, 2016. Home Meridian’s operations represented $154,954 of the Company’s consolidated total assets (which includes purchase accounting adjustments within the scope of the assessment) and $344,635 of the Company’s consolidated total revenues as of and for the year ended January 29, 2017.

Paul B. Toms, Jr.
Chairman and Chief Executive Officer
(Principal Executive Officer)
April 14, 2017

Paul A. Huckfeldt
Senior Vice President – Finance and Accounting
and Chief Financial Officer
(Principal Financial and Accounting Officer)
April 14, 2017

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
Hooker Furniture Corporation:
We have audited Hooker Furniture Corporation and subsidiaries’ internal control over financial reporting as of January 29, 2017, based criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Hooker Furniture Corporation and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Hooker Furniture Corporation maintained, in all material respects, effective internal control over financial reporting as of January 29, 2017, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
Hooker Furniture Corporation acquired substantially all of the assets of Home Meridian International, Inc. on February 1, 2016, and management excluded from its assessment of the effectiveness of Hooker Furniture Corporation and subsidiaries’ internal control over financial reporting as of January 29, 2017, Home Meridian International, Inc.’s internal control over financial reporting associated with total assets of $154,954 and total revenues of $344,635 (which includes purchase accounting adjustments within the scope of the assessment) included in the consolidated financial statements of Hooker Furniture Corporation and subsidiaries as of and for the year ended January 29, 2017. Our audit of internal control over financial reporting of Hooker Furniture Corporation also excluded an evaluation of the internal control over financial reporting of Home Meridian International, Inc.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Hooker Furniture Corporation and subsidiaries as of January 29, 2017 and January 31, 2016, and the related consolidated statements of operations, comprehensive income, cash flows, and shareholders’ equity, for each of the years in the three-year period ended January 29, 2017, and our report dated April 14, 2017 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
Raleigh, North Carolina
 April 14, 2017

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Hooker Furniture Corporation:
We have audited the accompanying consolidated balance sheets of Hooker Furniture Corporation and subsidiaries as of January 29, 2017 and January 31, 2016, and the related consolidated statements of income, comprehensive income, cash flows and shareholders’ equity for each of the years in the three‑year period ended January 29, 2017. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hooker Furniture Corporation and subsidiaries as of January 29, 2017 and January 31, 2016, and the results of their operations and their cash flows for each of the years in the three‑year period ended January 29, 2017, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Hooker Furniture Corporation and subsidiaries’ internal control over financial reporting as of January 29, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated April 14, 2017 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/ KPMG LLP
Raleigh, North Carolina
 April 14, 2017

HOOKER FURNITURE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)

As of	January 29,	January 31,
	2017	2016
Assets
Current assets
Cash and cash equivalents	$39,792	$53,922
Trade accounts receivable, net (See notes 5 and 6)	92,578	28,176
Inventories (see note 7)	75,303	43,713
Prepaid expenses and other current assets	4,244	2,256
Total current assets	211,917	128,067
Property, plant and equipment, net	25,803	22,768
Cash surrender value of life insurance policies (See note 10)	22,366	21,888
Deferred taxes (See note 15)	7,264	5,350
Intangible assets (See note 9)	25,923	1,382
Goodwill (See notes 3 and 9)	23,187	-
Other assets	2,236	2,198
Total non-current assets	106,779	53,586
Total assets	$318,696	$181,653

Liabilities and Shareholders’ Equity
Current liabilities
Current portion of term loan	$5,817	$-
Trade accounts payable	36,552	9,105
Accrued salaries, wages and benefits	8,394	4,834
Income tax accrual (See note 15)	4,323	357
Customer deposits	5,605	797
Other accrued expenses	3,369	1,512
Total current liabilities	64,060	16,605
Long term debt (See note 11)	41,772	-
Deferred compensation (See note 12)	10,849	8,409
Pension plan (See note 12)	3,499	-
Other liabilities	589	578
Total long-term liabilities	56,709	8,987
Total liabilities	120,769	25,592

Shareholders’ equity (See note 4)
Common stock, no par value, 20,000 shares authorized, 11,563 and 10,818 shares issued and outstanding on each date	39,753	18,667
Retained earnings	157,688	137,255
Accumulated other comprehensive income	486	139
Total shareholders’ equity	197,927	156,061
Total liabilities and shareholders’ equity	$318,696	$181,653

See accompanying Notes to Consolidated Financial Statements.

HOOKER FURNITURE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

For the 52 Week Periods Ended January 29, 2017, January 31, 2016 and February 1, 2015.
	2017	2016	2015

Net sales	$577,219	$246,999	$244,350

Cost of sales	451,098	178,311	181,550

Gross profit	126,121	68,688	62,800

Selling and administrative expenses	83,767	44,426	43,752
Intangible asset amortization	3,134	-	-

Operating income	39,220	24,262	19,048

Other income, net	930	261	403
Interest expense, net	954	64	53

Income before income taxes	39,196	24,459	19,398

Income taxes	13,909	8,274	6,820

Net income	$25,287	$16,185	$12,578

Earnings per share:
Basic	$2.19	$1.50	$1.17
Diluted	$2.18	$1.49	$1.16

Weighted average shares outstanding:
Basic	11,531	10,779	10,736
Diluted	11,563	10,807	10,771

Cash dividends declared per share	$0.42	$0.40	$0.40

See accompanying Notes to Consolidated Financial Statements.

HOOKER FURNITURE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

For the 52 Week Periods Ended January 29, 2017, January 31, 2016 and February 1, 2015.
	2017	2016	2015

Net Income	$25,287	$16,185	$12,578
Other comprehensive income (loss):
Amortization of actuarial gain (loss)	551	751	(687)
Income tax effect on amortization	(204)	(277)	254
Adjustments to net periodic benefit cost	347	474	(433)

Total Comprehensive Income	$25,634	$16,659	$12,145

See accompanying Notes to Consolidated Financial Statements.

HOOKER FURNITURE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

For the 52 Week Periods Ended January 29, 2017, January 31, 2016 and February 1, 2015.
	2017	2016	2015
Operating Activities:
Net income	$25,287	$16,185	$12,578
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,000	2,946	2,599
(Gain)/Loss on disposal of assets	(72)	83	(23)
Deferred income tax (benefit) expense	(2,224)	544	(135)
Non-cash restricted stock and performance awards	1,157	829	123
Provision for doubtful accounts	2,188	(105)	928
Changes in assets and liabilities
Trade accounts receivable	(21,507)	4,174	(3,780)
Inventories	6,016	1,260	4,043
Gain on life insurance policies	(964)	(799)	(709)
Prepaid expenses and other current assets	(115)	(207)	(76)
Trade accounts payable	4,662	(1,273)	3,216
Accrued salaries, wages and benefits	1,950	273	1,347
Accrued income taxes	3,966	(1,011)	2,050
Customer deposits	2,187	(56)	194
Other accrued expenses	2,303	(217)	38
Deferred compensation	(1,715)	358	317
Other long-term liabilities	121	52	58
Net cash provided by operating activities	31,240	23,036	22,768

Investing Activities:
Acquisition of Home Meridian	(86,062)	-	-
Purchases of property, plant and equipment	(2,454)	(2,847)	(2,994)
Proceeds received on notes receivable	146	93	31
Proceeds from sale of property and equipment	2	6	71
Premiums paid on life insurance policies	(715)	(707)	(789)
Proceeds received on life insurance policies	1,022	-	-
Net cash used in investing activities	(88,061)	(3,455)	(3,681)

Financing Activities:
Proceeds from long-term debt	60,000	-	-
Payments for long-term debt	(12,290)	-	-
Debt issuance cost	(165)	-	-
Cash dividends paid	(4,854)	(4,322)	(4,306)
Net cash provided by (used in) financing activities	42,691	(4,322)	(4,306)

Net (decrease) increase in cash and cash equivalents	(14,130)	15,259	14,781
Cash and cash equivalents at the beginning of year	53,922	38,663	23,882
Cash and cash equivalents at the end of year	$39,792	$53,922	$38,663

Supplemental schedule of cash flow information:
Interest paid, net	$848	43	45
Income taxes paid, net	12,164	$8,837	$4,696

Supplemental schedule of noncash investing activities:
Acquisition cost paid in common stock	$20,267	-	-
Increase in property and equipment through accrued purchases	-	85	-

See accompanying Notes to Consolidated Financial Statements.

HOOKER FURNITURE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands, except per share data)

For the 52 Week Periods Ended January 29, 2017, January 31, 2016 and February 1, 2015.
				Accumulated
				Other	Total
	Common Stock		Retained	Comprehensive	Shareholders’
	Shares	Amount	Earnings	Income	Equity
Balance at February 2, 2014	10,753	$17,585	$117,120	$98	$134,803

Net income	-	-	12,578	-	12,578
Unrealized loss on defined benefit plan, net of tax of $254	-	-	-	(433)	(433)
Cash dividends paid and accrued ($0.40 per share)	-	-	(4,306)	-	(4,306)
Restricted stock grants, net of forfeitures	21	51	-	-	51
Restricted stock compensation cost	-	216	-	-	216
Balance at February 1, 2015	10,774	$17,852	$125,392	$(335)	$142,909

Net income			16,185		16,185
Unrealized gain on defined benefit plan, net of tax of $277				474	474
Cash dividends paid and accrued ($0.40 per share)			(4,322)		(4,322)
Restricted stock grants, net of forfeitures	44	563			563
Restricted stock compensation cost		252			252
Balance at January 31, 2016	10,818	$18,667	$137,255	$139	$156,061

Net income			25,287		25,287
Unrealized gain on defined benefit plan, net of tax of $204				347	347
Cash dividends paid and accrued ($0.42 per share)			(4,854)		(4,854)
Stock issued for acquisition	717	20,267			20,267
Restricted stock grants, net of forfeitures	28	819			819
Restricted stock compensation cost					-
Balance at January 29, 2017	11,563	$39,753	$157,688	$486	$197,927

See accompanying Notes to Consolidated Financial Statements.

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Hooker Furniture Corporation and subsidiaries (the “Company,” “we,” “us” and “our”) design, import, manufacture and market residential household furniture, hospitality and contract furniture for sale to retail merchandisers and commercial businesses located principally in North America.

Consolidation

The consolidated financial statements include the accounts of Hooker Furniture Corporation and our wholly owned subsidiaries.  All material intercompany accounts and transactions have been eliminated in consolidation. All references to the Company refer to the Company and our consolidated subsidiaries, unless specifically referring to segment information. For comparative purposes, certain amounts in the consolidated financial statements and notes have been reclassified to conform to the fiscal 2017 presentation.

Operating Segments

As a public entity, we are required to present disaggregated information by segment using the management approach. The objective of this approach is to allow users of our financial statements to see our business through the eyes of management based upon the way management reviews performance and makes decisions. The management approach requires segment information to be reported based on how management internally evaluates the operating performance of the company’s business units or segments. The objective of this approach is to meet the basic principles of segment reporting as outlined in ASC 280 Segments (“ASC 280”), which are to allow the users of our financial statements to:

▪	better understand our performance;
▪	better assess our prospects for future net cash flows; and
▪	make more informed judgments about us as a whole.

We define our segments as those operations our chief operating decision maker (“CODM”), our Chief Executive Officer, regularly reviews to analyze performance and allocate resources. We measure the results of our segments using, among other measures, each segment’s net sales, gross profit and operating income, as determined by the information regularly reviewed by the CODM.

For financial reporting purposes, we are organized into four operating segments:

▪	Hooker Casegoods, an imported casegoods business;
▪	Upholstery, which includes the domestic upholstery manufacturing operations Bradington-Young and Sam Moore and the imported upholstery operations of Hooker Upholstery;
▪
All Other, which includes H Contract and Homeware, two new businesses started in 2013. Neither of these segments met the ASC 280 aggregation criteria nor were individually reportable; therefore, we combined them in an “All Other” segment in accordance with ASC 280; and

▪
Home Meridian, acquired at the beginning of fiscal 2017, is stand-alone, mostly autonomous business that serves a different type or class of customer than do the legacy Hooker businesses and at much lower margins.

Cash and Cash Equivalents

We consider cash on hand, demand deposits in banks and all highly liquid investments with an original maturity of three months or less to be cash and cash equivalents.

Trade Accounts Receivable

Substantially all of our trade accounts receivable are due from retailers and dealers that sell residential home furnishings or commercial purchasers of our hospitality and senior living products, and consist of a large number of entities with a broad geographic dispersion.  We perform credit evaluations of our customers and generally do not require collateral.  In the event a receivable is determined to be potentially uncollectible, we engage collection agencies or law firms to attempt to collect amounts owed to us after all internal collection attempts have ended. Once we have determined the receivable is uncollectible, it is charged against the allowance for doubtful accounts. Accounts receivable are reported net of allowance for doubtful accounts.

Business Combinations-Purchase Price Allocation

For the Acquisition, we allocated the purchase price to the various tangible and intangible assets acquired and liabilities assumed, based on their estimated fair values. Determining the fair value of certain assets and liabilities acquired is subjective in nature and often involves the use of significant estimates and assumptions, which are inherently uncertain. Many of the estimates and assumptions used to determine fair values, such as those used for intangible assets, are made based on forecasted information and discount rates. To assist in the purchase price allocation process, as well as the estimate of remaining useful lives of acquired assets, we engaged a third-party appraisal firm. In addition, the judgments made in determining the estimated fair value assigned to each class of assets acquired and liabilities assumed, as well as asset lives, can materially impact our results of operations.

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

Property, Plant and Equipment

Property, plant and equipment are stated at cost, less accumulated depreciation.  Provision for depreciation has been computed at annual rates using straight-line or declining balance depreciation methods that will amortize the cost of the depreciable assets over their estimated productive lives.

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

Intangible Assets and Goodwill

We own both definite-lived (amortizable) assets and indefinite-lived intangible assets. Our amortizable intangible assets are related to the recent Acquisition and include customer relationships and organic trademarks. Our indefinite lived assets include goodwill and tradenames related to the recent Acquisition, as well as the Bradington-Young and Sam Moore tradenames. We may acquire additional amortizable assets and/or indefinite lived intangible assets in the future. Our indefinite-lived intangible assets are not amortized but are tested for impairment annually or more frequently if events or circumstances indicate that the asset might be impaired.

Our goodwill and trade names are tested for impairment annually as of the first day of our fourth quarter or more frequently if events or changes in circumstances indicate that the asset might be impaired.  Circumstances that could indicate a potential impairment include, but are not limited to:

▪	a significant adverse change in the economic or business climate either within the furniture industry or the national or global economy;
▪	significant changes in demand for our products;
▪	loss of key personnel; and
▪	the likelihood that a reporting unit or significant portion of a reporting unit will be sold or otherwise subject to disposal.

The assumptions used to determine the fair value of our intangible assets are highly subjective and judgmental and include long-term growth rates, sales volumes, projected revenues, assumed royalty rates and factors used to develop an applied discount rate. If the assumptions that we use in these calculations differ from actual results, we may realize additional impairment on our intangible assets that may have a material-adverse effect on our results of operations and financial condition.

Cash Surrender Value of Life Insurance Policies

We own eighty-three life insurance policies on certain of our current and former executives and other key employees.  These policies have a carrying value of $22.4 million and a face value of approximately $34 million.  Proceeds from the policies are used to fund certain employee benefits and for other general corporate purposes.  We account for life insurance as a component of employee benefits cost.  Consequently the cost of the coverage and any resulting gains or losses related to those insurance policies are recorded as a decrease or increase to operating income. Cash payments that increase the cash surrender value of these policies are classified as investing outflows on the Consolidated Statements of Cash Flows, with amounts paid in excess of the increase in cash surrender value included in operating activities. Gains on life insurance policies, which typically occur at the time a policy is redeemed, are included in the reconciliation of net income to net cash used in or provided by operating activities. Substantially all of the cash value of our company owned life insurance is pledged as collateral for our secured term loan.

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

Advertising

We offer advertising programs to qualified dealers under which we may provide signage, catalogs and other marketing support to our dealers and may reimburse some advertising and other costs incurred by our dealers in connection with promoting our products.  The cost of these programs does not exceed the fair value of the benefit received.  We charge the cost of point-of-purchase materials (including signage and catalogs) to selling and administrative expense as incurred. Advertising costs charged to selling and administrative expense for fiscal years 2017, 2016 and 2015 were $3.2 million, $2.3 million, and $2.0 million, respectively. The costs for other advertising allowance programs are charged against net sales. We also have arrangements with some dealers to reimburse them for a portion of their advertising costs, which provides advertising benefits to us. Costs for these arrangements are expensed as incurred and are netted against revenues in our consolidated statements of income and comprehensive income.

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

To the extent any book and tax differences are temporary in nature, that is, the book realization will occur in a different period than the tax realization, a deferred tax asset or liability is established. To the extent a deferred tax asset is created, we evaluate our ability to realize this asset.  If we determine that we will not be able to fully utilize deferred tax assets, we establish a valuation reserve. In assessing the realization of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is primarily dependent upon the generation of future taxable income during the periods in which those temporary differences reverse. All deferred tax assets and liabilities are classified as non-current on our consolidated balance sheets. We believe the classification of all deferred tax assets and liabilities as noncurrent provides a more informative disclosure because many of our deferred tax items are by definition short-term; however, are of a recurring nature and tend to behave more like non-current assets or liabilities.

Earnings Per Share

We use the two class method to compute basic earnings per share.  Under this method we allocate earnings to common shares and participating securities according to their participation rights in dividends declared and undistributed earnings and divide the income available to each class by the weighted average number of common shares for the period in each class.  Unvested restricted stock grants made to our non-employee directors and certain employees are considered participating securities because the shares have the right to receive non-forfeitable dividends.  Because the participating shares have no obligation to share in net losses, we do not allocate losses to our common shares in this calculation.

Diluted earnings per share reflect the potential dilutive effect of securities that could share in our earnings.  Restricted stock awarded to non-employee directors and certain employees and restricted stock units granted to employees that have not yet vested are considered when computing diluted earnings per share.  We use the treasury stock method to determine the dilutive effect of both unvested restricted stock and unvested restricted stock units. Shares of unvested restricted stock and unvested restricted stock units under a stock-based compensation arrangement are considered options for purposes of computing diluted earnings per share and are considered outstanding shares as of the grant date for purposes of computing diluted earnings per share even though their exercise may be contingent upon vesting. Those stock-based awards are included in the diluted earnings per share computation even if the non-employee director may be required to forfeit the stock at some future date, or no shares may ever be issued to the employees. Unvested restricted stock and unvested restricted stock units are not included in outstanding common shares in computing basic earnings per share.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of: (i) assets and liabilities, including disclosures regarding contingent assets and liabilities at the dates of the financial statements; and (ii) revenue and expenses during the reported periods.  Significant items subject to such estimates and assumptions include the useful lives of fixed assets; allowance for doubtful accounts; deferred tax assets; the valuation of fixed assets, goodwill and intangible assets; our pension and supplemental retirement income plans; and stock-based compensation. These estimates and assumptions are based on our best judgments. We evaluate these estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, which we believe to be reasonable under the circumstances. We adjust our estimates and assumptions as facts and circumstances dictate. Actual results could differ from our estimates.

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

In the notes to the consolidated financial statements, references to the:

▪	2017 fiscal year and comparable terminology mean the fiscal year that began February 1, 2016 and ended January 29, 2017;
▪	2016 fiscal year and comparable terminology mean the fiscal year that began February 2, 2015 and ended January 31, 2016;
▪	2015 fiscal year and comparable terminology mean the fiscal year that began February 3, 2014 and ended February 1, 2015.

NOTE 3 – ACQUISITION

On February 1, 2016, (the “Closing Date”) we completed the previously announced acquisition (the “Acquisition”) of substantially all of the assets of Home Meridian International, Inc. (“HMI”) pursuant to the Asset Purchase Agreement into which we and HMI entered on January 5, 2016 (the “Asset Purchase Agreement”). Upon completion and including post-closing working capital adjustments, we paid $86 million in cash and issued 716,910 shares of our common stock (the “Stock Consideration”) to designees of HMI as consideration for the Acquisition. The Stock Consideration consisted of (i) 530,598 shares due to the $15 million of consideration payable in shares of our common stock under the Asset Purchase Agreement, and (ii) 186,312 shares issued pursuant to working capital adjustments detailed in the Asset Purchase Agreement. The working capital adjustment was driven by an increase in HMI’s accounts receivable due to strong sales towards the end of calendar 2015. The number of shares of common stock issued at closing for the Stock Consideration was determined by reference to the mean closing price of our common stock for the fifteen trading days immediately preceding the Closing Date ($28.27). Under the Asset Purchase Agreement, we also assumed certain liabilities of HMI, including approximately $7.8 million of liabilities related to certain retirement plans. The assumed liabilities did not include the indebtedness (as defined in the Asset Purchase Agreement) of HMI.

Also on February 1, 2016, we entered into an amended and restated loan agreement (the “Loan Agreement”) with Bank of America, N.A. (“BofA”) in connection with the completion of the Acquisition. The Loan Agreement increases the amount available under our existing unsecured revolving credit facility from $15 million to $30 million and increases the sublimit of such facility available for the issuance of letters of credit to $4 million. The Loan Agreement also provided us with a $41 million unsecured term loan (the “Unsecured Term Loan”) and a $19 million term loan (the “Secured Term Loan”) secured by a security interest in certain Company-owned life insurance policies granted to BofA under a security agreement, dated as of February 1, 2016 (the “Security Agreement”). On February 1, 2016, we borrowed in full the amounts available under the Unsecured Term Loan and the Secured Term Loan in connection with the completion of the Acquisition. For additional details regarding the Loan Agreement, see Note 11 Long-Term Debt, below.

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

The following table summarizes our final estimates of the fair values of the identifiable assets acquired and liabilities assumed in the Acquisition as of January 29, 2017.  Adjustments recorded to our preliminary estimates of the fair values of the identifiable assets acquired and liabilities assumed as of February 1, 2016 were due to the continued refinement of management’s estimates and adjustments made to conform the newly acquired entity’s accounting policies to our own. These adjustments included the reclassification of accounts receivable-related reserve items from accrued expenses to accounts receivable, the write-off of deferred rent, the reduction of property and equipment and prepaid expenses for items that had been capitalized inconsistent with our capitalization policy and the recognition of accrued salaries and wages to recognize compensated absences.

Fair value estimates of assets acquired and liabilities assumed:	(in thousands)
Purchase price consideration
Cash paid for assets acquired, including working capital adjustment	$86,062
Value of shares issued for assets acquired	15,000
Value of shares issued for excess net working capital	5,267

Total purchase price	$106,329

Accounts receivable	$42,463
Inventory	37,606
Prepaid expenses and other current assets	1,801
Property and equipment	5,292
Intangible assets	27,800
Goodwill	23,187
Accounts payable	(22,784)
Accrued expenses	(316)
Pension plan liabilities and deferred compensation balances	(8,720)

Total purchase price	$106,329
Property and equipment were recorded at fair value and primarily consist of leasehold improvements and will be amortized over their estimated useful lives.  Goodwill is calculated as the excess of the purchase price over the net assets acquired. The goodwill recognized is attributable to growth opportunities and expected synergies. We expect that all of the goodwill will be deductible for income tax purposes. Intangible assets, net, consist of three separately identified assets:

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

The following unaudited consolidated pro forma summary has been prepared by adjusting our historical data to give effect to the Acquisition as if it had occurred on February 1, 2015:

	13 Weeks Ended	52 Weeks Ended
	January 31, 2016	January 31, 2016
	(Pro forma)	(Pro forma)
Net Sales	$152,434	$571,720
Net Income	8,027	22,831
Basic EPS	0.74	2.12
Diluted EPS	0.74	2.11

The unaudited consolidated pro forma financial information was prepared in accordance with existing standards and is not necessarily indicative of the results of operations that would have occurred if the Acquisition had been completed on the date indicated, nor is it indicative of our future operating results.

Material non-recurring adjustments excluded from the pro forma financial information in the table above consist of amortization of intangible assets, elimination of transaction related costs and an adjustment of the interest rate on short and long-term debt to reflect the interest rates in our amended credit facility.

The unaudited pro forma results do not reflect events that either have occurred or may occur in the future. They also do not give effect to certain charges that we expect to incur in connection with the Acquisition, including, but not limited to, additional professional fees, employee integration, retention, potential asset impairments and accelerated depreciation and amortization.

We recorded Acquisition related costs of $1.2 million in fiscal 2017. These expenses are included in the “Selling and administrative expenses” line of our condensed consolidated statements of income.

NOTE 4 – SHAREHOLDER’S EQUITY

The number of shares and the amount of common stock outstanding changed materially from the end of the 2016 fiscal year, as a result of issuing 716,910 shares of common stock to the designees of HMI as partial consideration for the Acquisition. The table below reconciles the number of shares and amounts of common stock outstanding from our most recent fiscal year end to the end of the fiscal 2017 fourth quarter. The table shows the effects of the Acquisition issuance, as well as other activity in the common stock account unrelated to the Acquisition.

	Common Stock
	Shares	Amount

Outstanding shares January 31, 2016	10,818	$18,667
Shares issued for Acquisition	717	20,267
Restricted share grants	28	819
Restricted stock compensation costs	-	-
Outstanding shares January 29, 2017	11,563	$39,753

NOTE 5 – DOUBTFUL ACCOUNTS AND OTHER ACCOUNTS RECEIVABLE ALLOWANCES

The activity in the allowance for doubtful accounts was:

	Fifty-Two	Fifty-Two	Fifty-Two
	Weeks Ended	Weeks Ended	Weeks Ended
	January 29,	January 31,	February 1,
	2017	2016	2015
Balance at beginning of year	$396	$563	$513
Home Meridian Acquisition	355	-	-
Non-cash charges to cost and expenses	468	115	601
Less uncollectible receivables written off, net of recoveries	(711)	(282)	(551)
Balance at end of year	$508	$396	$563

The activity in other accounts receivable allowances was:

	Fifty-Two	Fifty-Two	Fifty-Two
	Weeks Ended	Weeks Ended	Weeks Ended
	January 29,	January 31,	February 1,
	2017	2016	2015
Balance at beginning of year	$636	$766	$730
Home Meridian Acquisition	3,866	-	-
Non-cash charges to cost and expenses	1,720	(220)	327
Less uncollectible receivables written off, net of recoveries	76	90	(291)
Balance at end of year	$6,298	$636	$766

NOTE 6 – ACCOUNTS RECEIVABLE

	January 29,	January 31,
	2017	2016
Trade accounts receivable	$99,378	$25,520
Receivable from factor	6	3,688
Other accounts receivable allowances	(6,298)	(636)
Allowance for doubtful accounts	(508)	(396)
Accounts receivable	$92,578	$28,176

“Receivable from factor” represents amounts due with respect to factored accounts receivable. Before the fiscal 2016 second quarter, we factored substantially all of our domestically-produced upholstery accounts receivable without recourse to us. However, we ended our factoring relationships at Sam Moore in the fiscal 2016 second quarter and at Bradington Young in the fiscal 2017 second quarter. We are now managing Sam Moore’s and Bradington Young’s accounts receivable in-house.  As of January 29, 2017, $6,000 in Bradington Young receivables represent outstanding receivables for which payment is due to us from the factor as part of its residual obligations under Bradington Young’s legacy factoring agreement.

NOTE 7 – INVENTORIES

	January 29,	January 31,
	2017	2016
Finished furniture	$85,520	$55,120
Furniture in process	735	727
Materials and supplies	7,536	7,994
Inventories at FIFO	93,791	63,841
Reduction to LIFO basis	(18,488)	(20,128)
Inventories	$75,303	$43,713

If the first-in, first-out (FIFO) method had been used in valuing all inventories, net income would have been $24.2 million in fiscal 2017, $16.5 million in fiscal 2016, and $13.4 million in fiscal 2015. We recorded LIFO income of $1.6 million in fiscal 2017, while we recorded LIFO expense of $499,000 in fiscal 2016, and $1.3 million expense in fiscal 2015.

At January 29, 2017 and January 31, 2016, we had approximately $1.2 million and $1.3 million, respectively, in consigned inventories, which are included in the “Finished furniture” line in the table above.

At January 29, 2017, we held $11.9 million in inventory (approximately 3.7% of total assets) outside of the United States in China, Vietnam and Canada.  At January 31, 2016, we held $11.0 million in inventory (approximately 6% of total assets) outside of the United States, in China and Vietnam.

NOTE 8 – PROPERTY, PLANT AND EQUIPMENT

	Depreciable Lives	January 29,	January 31,
	(In years)	2017	2016

Buildings and land improvements	15 - 30	$23,392	$22,777
Computer software and hardware	3 - 10	17,308	16,137
Machinery and equipment	10	5,031	4,864
Leasehold improvements	Term of lease	7,104	2,817
Furniture and fixtures	3 - 8	1,903	1,453
Other	5	562	546
Total depreciable property at cost		55,300	48,594
Less accumulated depreciation		31,167	27,739
Total depreciable property, net		24,133	20,855
Land		1,067	1,067
Construction-in-progress		603	846
Property, plant and equipment, net		$25,803	$22,768

Capitalized Software Costs

Certain costs incurred in connection with developing or obtaining computer software for internal use are capitalized.  These costs are amortized over periods of ten years or less. Capitalized software is reported as a component of computer software and hardware above and on the property, plant, and equipment line of our consolidated balance sheets.  The activity in capitalized software costs was:

	Fifty-Two Weeks	Fifty-Two Weeks	Fifty-Two Weeks
	Ended	Ended	Ended
	January 29,	January 31,	February 1,
	2017	2016	2015
Balance beginning of year	$6,062	$2,726	$2,550
Purchases	1,495	4,113	606
Amortization expense	(973)	(777)	(430)
Disposals	-	-	-
Adjustments	(74)
Balance end of year	$6,510	$6,062	$2,726

NOTE 9 – INTANGIBLE ASSETS AND GOODWILL

During the fiscal 2017 first quarter, we recorded both non-amortizable and amortizable intangible assets as a result of the Acquisition. The Acquisition-related trade names, customer relationships and order backlog were assigned fair values based on third party appraisal reports.

Our goodwill and trademarks and trade names have indefinite useful lives and, consequently, are not subject to amortization for financial reporting purposes but are tested for impairment annually, or more frequently if events or circumstances indicate that the asset might be impaired.

Our non-amortizable intangible assets consist of:
▪	Goodwill and trademarks and tradenames related to the Acquisition;
▪	Trademarks and tradenames related to the acquisitions of Bradington-Young and Sam Moore; and
▪	The URL for Homeware.com, the value of which was written off in the 2017 fourth quarter, due to the winding down of Homeware’s operations.

We review goodwill annually for impairment or more frequently if events or circumstances indicate that it might be impaired.  In accordance with current accounting guidance, Goodwill & Other, the goodwill impairment test consists of a two-step process, if necessary. However, we first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test outlined in ASC Topic 350. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. If, after assessing the totality of events or circumstances, we determine that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary and our goodwill is considered to be unimpaired. However, if based on our qualitative assessment we conclude that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, we will proceed with performing the quantitative assessment.  The quantitative assessment involves estimating the fair value of our goodwill using projected future cash flows that are discounted using a weighted average cost of capital analysis that reflects current market conditions. Management judgment is a significant factor in the goodwill impairment evaluation process. The computations require management to make estimates and assumptions, the most critical of which are the potential future cash flows and an appropriate discount rate. Based on our qualitative assessment as described above, we have concluded that our goodwill is not impaired as of January 29, 2017.

In conjunction with our evaluation of the cash flows generated by the Home Meridian, Bradington-Young and Sam Moore reporting units, we evaluated the carrying value of trademarks and trade names using the relief from royalty method, which values the trademark/trade name by estimating the savings achieved by ownership of the trademark/trade name when compared to licensing the mark/name from an independent owner. The inputs used in the trademark/trade name analyses are considered Level 3 fair value measurements. At January 29, 2017, the fair values of our Bradington-Young, Home Meridian and Sam Moore trade names exceeded their carrying values by approximately $1.4 million, $660,000 and $619,000, respectively.

Details of our non-amortizable intangible assets are as follows:

		January 29,	January 31,
Non-amortizable Intangible Assets	Segment	2017	2016
Goodwill	Home Meridian	$23,187	$-
Trademarks and trade names - Home Meridian	Home Meridian	11,400	-
Trademarks and trade names - Bradington-Young	Upholstery	861	861
Trademarks and trade names - Sam Moore	Upholstery	396	396
URL- Homeware.com	All Other	-	125
Total non-amortizable assets		35,844	1,382

All of our amortizable intangible assets are recorded in our Home Meridian segment. The carrying amounts and changes therein of those amortizable intangible assets were as follows:

	Amortizable Intangible Assets
	Customer
	Relationships	Backlog	Trademarks	Totals

Balance at January 31, 2016	$-	$-	$-	$-
Intangibles- the Acquisition	14,400	1,800	200	16,400
Accumulated amortization	(1,309)	(1,800)	(25)	(3,134)
Balance at January 29, 2017	$13,091	$-	$175	$13,266

The weighted-average amortization period for all amortizable intangible assets is 9.8 years.   The weighted-average amortization period for customer relationships is 9.7 years and is less than one year for our backlog and trademarks.

The estimated amortization expense associated with our amortizable intangible assets is expected to be as follows:

Fiscal Year	Amount

2018	1,334
2019	1,334
2020	1,334
2021	1,334
2022	1,334
Thereafter	6,596
$13,266

NOTE 10 – FAIR VALUE MEASUREMENTS

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

As of January 29, 2017 and January 31, 2016, Company-owned life insurance was measured at fair value on a recurring basis based on Level 2 inputs. The fair value of the Company-owned life insurance is determined by inputs that are readily available in public markets or can be derived from information available in publicly quoted markets. Additionally, the fair value of the Company-owned life insurance is marked to market each reporting period and any change in fair value is reflected in income for that period.

As of January 29, 2017, the assets of the Home Meridian segment’s legacy Pension Plan (the “Plan”) were measured at fair value on a recurring basis based on Level 1 inputs. Pension plan assets, held in a trust account by the Plan’s trustee, primarily consist of a wide-range of mutual fund asset classes, including domestic and international equities, fixed income securities such as corporate bonds, mortgage-backed securities, real estate investments and U.S. Treasuries. As of January 31, 2017, the date of the latest actuarial valuation, Plan assets were netted against the Plan’s Projected Benefit Obligation (“PBO”) on that date to determine the Plan’s funded status. Since the PBO exceeded the market value of the Plan’s assets, the funded status is recorded in our condensed consolidated balance sheets as a net liability. As of January 31, 2017, the net liability for this plan was $3.5 million shown on the “Pension Plan” line of our condensed consolidated balance sheets.  The market value of pension plan assets shown below are as of January 31, 2017.  See Note 12. Employee Benefit Plans for additional information about the Plan.

Our assets measured at fair value on a recurring basis at January 29, 2017 and January 31, 2016, were as follows:

	Fair value at January 29, 2017				Fair value at January 31, 2016
Description	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets measured at fair value
Company-owned life insurance	$-	$22,366	$-	$22,366	$-	$21,888	$-	$21,888
Pension plan assets	13,881			13,881	-			-

NOTE 11 – LONG-TERM DEBT

On February 1, 2016, we entered into an amended and restated loan agreement with Bank of America, N.A. (the “Loan Agreement”) in connection with the completion of the Acquisition. Also on February 1, 2016, we borrowed $60 million, the in full amounts available under the Unsecured Term Loan (the “Unsecured Term Loan”) and the Secured Term Loan (the “Secured Term Loan”) in connection with the completion of the Acquisition. Substantially all of the cash value of our company owned life insurance is pledged as collateral for the Secured Term Loan. Any amounts borrowed under the unsecured term loan bear interest at a rate, adjusted monthly, equal to the then current LIBOR rate plus 1.5%. Any amounts borrowed under the secured term loan bear interest at a rate, adjusted monthly, equal to the then current LIBOR rate plus 0.5%. All amounts borrowed are due on February 1, 2021.

We may prepay any outstanding principal amounts borrowed under either the Unsecured Term Loan or the Secured Term Loan in full or in part on any interest payment date without penalty. During fiscal 2017, we made unscheduled payments of $5.0 million on the Unsecured Term Loan and $1.9 million on the Secured Term Loan, in addition to the regularly scheduled debt service payments required by the Loan Agreement.

Additionally, we incurred $165,000 in debt issuance costs in connection with our term loans. These costs are amortized over the life of the loan using the interest method and are included in the “interest expense” line of our condensed consolidated income statements. Unamortized debt issuance costs are netted against the carrying value of our term loans on our condensed consolidated balance sheets. As of January 29, 2017, unamortized loan costs of $122,000 were netted against the carrying value of our term loans on our condensed consolidated balance sheets.

Principal payments due on our terms loans are as follows:

Fiscal Year	Amount

2018	$5,857
2019	5,857
2020	5,857
2021	30,139
$47,710

The carrying amount of our term loans approximates their fair value at January 29, 2017.

The Loan Agreement increased the amount available under our existing unsecured revolving credit facility from $15 million to $30 million and increased the sublimit of the facility available for the issuance of letters of credit from $3 million to $4 million. Amounts outstanding under the revolving facility bear interest at a rate, adjusted monthly, equal to the then current LIBOR monthly rate plus 1.50%. We must also pay a quarterly unused commitment fee that is based on the average daily amount of the facility utilized during the applicable quarter.
As of January 29, 2017, we had an aggregate $28.5 million available under our revolving credit facility to fund working capital needs. Standby letters of credit in the aggregate amount of $1.5 million, used to collateralize certain insurance arrangements and for imported product purchases, were outstanding under the revolving credit facility as of January 29, 2017.  There were no additional borrowings outstanding under the revolving credit facility as of January 29, 2017.

NOTE 12 – EMPLOYEE BENEFIT PLANS

Employee Savings Plans

We sponsor a tax-qualified 401(k) retirement plan covering substantially all employees.  This plan assists employees in meeting their savings and retirement planning goals through employee salary deferrals and discretionary employer matching contributions.  Our contributions to the plan amounted to $977,000 in fiscal 2017, $666,000 in fiscal 2016, and $605,000 in fiscal 2015.

Executive Benefits

Pension, SRIP and SERP Overview

We maintain a supplemental retirement income plan (“SRIP”) for certain former and current executives of Hooker Furniture Corporation. Additionally, we assumed Home Meridian’s pension plan and other retirement plan liabilities upon completion of the Acquisition on February 1, 2016. Home Meridian’s legacy pension plan obligations relate to Pulaski Furniture Corporation, one of two entities combined to form HMI. These legacy pension plan obligations include:

▪	the Pulaski Furniture Corporation Supplemental Executive Retirement Plan (“SERP”) for certain former executives; and
▪	the Pulaski Furniture Corporation Pension Plan (“Pension Plan”) for former Pulaski Furniture Corporation employees.

The SRIP, SERP and Pension plans are all “frozen” and we do not expect to add additional employees to any of these plans in the future.

SRIP and SERP

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

The SERP provides monthly payments to eight retirees or their designated beneficiaries based on a defined benefit formula as defined in the plan.  The benefit is payable for the life of the retiree with the following forms available as a reduced monthly benefit: Ten-year Certain and Life; 50% or 100% Joint and Survivor Annuity. The SERP is unfunded and all benefits are payable solely from our general assets. The plan liability is based on the aggregate actuarial present value of the benefits to which retired employees are currently entitled. No employees have been added to the plan since 2006 and we do not expect to add additional employees in the future.

Summarized SRIP and SERP information as of each fiscal year-end (the measurement date) is as follows:

	SRIP (Supplemental Retirement Income Plan)		SERP (Supplemental Executive Retirement Plan)
	Fifty-Two	Fifty-Two	Fifty-Two
	Weeks Ended	Weeks Ended	Weeks Ended
	January 29,	January 31,	January 29,
	2017	2016	2017
Change in benefit obligation:
Beginning projected benefit obligation	$8,153	$8,385	$2,413
Service cost	375	406
Interest cost	341	289	89
Benefits paid	(354)	(354)	(204)
Actuarial loss (gain)	330	(573)	4
Ending projected benefit obligation (funded status)	$8,845	$8,153	$2,302

Accumulated benefit obligation	$8,344	$7,446	$2,302

Discount rate used to value the ending benefit obligations:	4.00%	4.25%	3.77%

Amount recognized in the consolidated balance sheets:
Current liabilities (Accrued salaries, wages and benefits line)	$473	$354	$221
Non-current liabilities (Deferred compensation line*)	8,372	7,799	2,081
Total	$8,845	$8,153	$2,302

	Fifty-Two	Fifty-Two	Fifty-Two	Fifty-Two
	Weeks Ended	Weeks Ended	Weeks Ended	Weeks Ended
	January 29,	January 31,	February 1,	January 29,
	2017	2016	2015	2017
Net periodic benefit cost
Service cost	$375	$406	$102	$-
Interest cost	341	289	339	89
Net (gain) loss	(72)	178	(51)	-
Net periodic benefit cost	$644	$873	$390	$89

Other changes recognized in accumulated other comprehensive income
Net loss (gain) arising during period	330	(574)	636	4
Gain (Loss)	72	(178)	51	-
Total recognized in other comprehensive loss (income)	402	(752)	687	4

Total recognized in net periodic benefit cost and accumulated other comprehensive income	$1,046	$121	$1,077	$93

Assumptions used to determine net periodic benefit cost:
Discount rate(1)	4.25%	3.5%	4.5%	3.88%
Increase in future compensation levels	4.00%	4.0%	4.0%	N/A

Estimated Future Benefit Payments:
Fiscal 2018	$473	221
Fiscal 2019	551	209
Fiscal 2020	834	203
Fiscal 2021	834	195
Fiscal 2022	834	187
Next 5 years	4,347	795

(1)
The discount rate used for the SRIP is the Moody’s Composite Bond rate rounded to the nearest 0.25%. The discount rate used for the SERP Plan is hypothetical AA-rated corporate bond spot-rate explained in greater detail below.

For the SRIP plan, the gain recognized in other comprehensive income was due to an increased discount rate from 3.5% at January 31, 2016 to 4.25% at January 29, 2017. It also reflects the retirements of several participants. The discount rate utilized in each period was the Annualized Moody’s Composite Bond Rate rounded to the nearest 0.25%.

For the SERP, the discount rate assumption used to measure the postretirement benefit obligations is set by reference to a certain hypothetical AA-rated corporate bond spot-rate yield curve constructed by our actuary, Aon Hewitt (“Aon”). This yield curve was constructed from the underlying bond price and yield data collected as of the Plan’s measurement date and is represented by a series of annualized, individual discount rates with durations ranging from six months to seventy-five years. Aon then applies the yield curve to the actuarially projected cash flow patterns to derive the appropriate discount rate.

Increasing the SRIP discount rate by 1% would decrease the projected benefit obligation at January 29, 2017 by approximately $625,000. Similarly, decreasing the discount rate by 1% would increase the projected benefit obligation at January 29, 2017 by $701,000. Increasing the SERP discount rate by 1% would decrease the projected benefit obligation at January 29, 2017 by approximately $161,000. Similarly, decreasing the discount rate by 1% would increase the projected benefit obligation at January 29, 2017 by $185,000.

At January 29, 2017, the actuarial losses related to the SRIP amounted to $185,000, net of tax of $68,000. At January 31, 2016, the actuarial gains related to the SRIP amounted to $139,000, net of tax of $79,000. The estimated prior service (cost) credit and actuarial loss that will be amortized from accumulated other comprehensive income into net periodic benefit cost over fiscal 2018 are $0 and $62,000, respectively.

At January 29, 2017, the actuarial losses related to the SERP were immaterial. Consequently, the estimated prior service (cost) credit and actuarial loss that will be amortized from accumulated other comprehensive income into net periodic benefit cost over fiscal 2018 are also immaterial.

The Pension Plan

Pension plan assets include a range of mutual fund asset classes and are measured at fair value using Level 1 inputs, which are quoted prices in active markets.

Our Pension Plan investment policy includes various guidelines and procedures designed to ensure assets are invested in a manner necessary to meet expected future benefits earned by participants. The investment guidelines consider a broad range of economic conditions. Central to the policy are target allocation ranges by asset class. The objectives of the target allocations are to maintain investment portfolios that diversify risk through prudent asset allocation parameters, achieve asset returns that meet or exceed the plan’s actuarial assumptions, and achieve asset returns that are competitive with like institutions employing similar investment strategies.

We and our third-party advisors periodically review the pension plan for investment matters. The same advisor assists in specific investment review and selection.

Our overall investment strategy is to achieve a mix of approximately 75% of investments for long-term growth and 25% for near-term benefit payments with a diversification of asset types and fund strategies. The allocations for plan assets at January 29, 2017 were 77.5% equity and 22.5% corporate bonds and U.S. Treasury Securities.

Mutual funds primarily include investments in a range of asset classes, including: domestic and international equities (both large and small cap), fixed income securities such as corporate bonds, mortgage-backed securities, real estate investments and U.S. Treasuries.

The following are the major categories of plan assets measured at fair value on January 29, 2017, all using quoted prices in active markets for identical assets (Level 1), in thousands of dollars:

Money Market Funds	$324
Mutual Funds:
Growth Funds	$2,807
International Funds	2,089
Bond Funds	3,121
Value Funds	1,390
Small Blend Funds	1,377
Emerging Market Funds	1,399
Real Estate Funds	1,374
Total Plan Assets	$13,881

The Pension Plan discount rate assumption used to measure the postretirement benefit obligations is set by reference to a certain hypothetical AA-rated corporate bond spot-rate yield curve constructed by Aon. This yield curve was constructed from the underlying bond price and yield data collected as of the Plan’s measurement date and is represented by a series of annualized, individual discount rates with durations ranging from six months to seventy-five years. Aon then applies the yield curve to the actuarially projected cash flow patterns to derive the appropriate discount rate.

The vested benefit obligation for the Pension Plan is the actuarial present value of the vested benefits to which the employee is currently entitled, but based on the employee’s expected date of separation or retirement.

Increasing the Pension Plan discount rate by 1% would decrease the projected benefit obligation at January 29, 2017 by approximately $1.7 million. Similarly, decreasing the discount rate by 1% would increase the projected benefit obligation at January 29, 2017 by $2.0 million.

The expected long-term rate of return on Pension Plan assets (“EROA”) is 7.0% as of the Plan’s most recent valuation date of January 31, 2017. We select the EROA to use based on input from Aon, our Pension Plan Investment Consultant and Actuary. Aon provides us with a statistical analysis of future expected returns based on the current investment policy target asset mix and Aon’s capital market assumptions. We then select the return from Aon’s reasonable range recommendation.

We contributed $1.2 million to reduce the underfunded balance of the Pension Plan during the fiscal 2017 third quarter. We also contributed $811,000 in required contributions to the Pension Plan in fiscal 2017. Expected minimum Pension Plan contributions in fiscal 2018 are $776,000.

Summarized Pension Plan information as of January 29, 2017 (the measurement date) is as follows:

Pulaski Furniture Pension Plan
Fifty-Two
Weeks Ended
January 29,
2017
Change in benefit obligation:
Beginning projected benefit obligation	$17,829
Service cost	-
Interest cost	751
Benefits paid	(1,099)
Actuarial (gain) loss	(101)
Ending projected benefit obligation	$17,380

Change in Plan Assets:
Beginning fair value of plan assets	$11,585
Actual return on plan assets	1,666
Employer contributions	2,011
Actual expenses paid	(282)
Actual benefits paid	$(1,099)
Ending fair value of plan assets	$13,881

Funded Status of the Plan	$(3,499)

Discount rate used to value the ending benefit obligations:	4.14%

Amount recognized in the consolidated balance sheets:
Current liabilities	$-
Non-current liabilities	(3,499)
Total	$(3,499)

Fifty-Two
Weeks Ended
January 29,
2017
Net periodic benefit cost
Expected administrative expenses	$280
Interest cost	751
Net loss (gain)	(808)
Net periodic benefit cost	$223

Other changes recognized in accumulated other comprehensive income
Net (gain) loss arising during period	(957)
Total recognized in other comprehensive (income) loss	(957)

Total recognized in net periodic benefit cost and accumulated other comprehensive income	$(734)

Assumptions used to determine net periodic benefit cost:
Discount rate (Moody’s Composite Bond Rate)	4.36%
Increase in future compensation levels	N/A

Estimated Future Benefit Payments:
Fiscal 2018	$1,179
Fiscal 2019	1,155
Fiscal 2020	1,144
Fiscal 2021	1,130
Fiscal 2022	1,109
Fiscal 2023 through Fiscal 2027	5,463

Life Insurance

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

During fiscal 2013, the Compensation Committee awarded performance grants for the 2014 fiscal year. The 2014 awards had a three-year performance period that ended on January 15, 2016. The performance criteria for these awards were met and were paid in April 2016. During fiscal 2015, fiscal 2016 and fiscal 2017, the Compensation Committee awarded performance grants for the 2015, 2016 and 2017 fiscal years that have three-year performance periods ending on January 29, 2017, January 28, 2018 and February 3, 2019. The following amounts were accrued in our consolidated balance sheets as of the fiscal period-end dates indicated:

	January 29,	January 31,
	2017	2016
Performance grants
Fiscal 2014 grant (Current liabilities, Accrued wages, salaries and benefits)	$-	$619
Fiscal 2015 grant (Current liabilities, Accrued wages, salaries and benefits)	644	429
Fiscal 2016 grant (Non-current liabilities, Deferred compensation)	215	129
Fiscal 2017 grant (Non-current liabilities, Deferred compensation)	93	-
Total performance grants accrued	$952	$1,177

NOTE 13 – SHARE-BASED COMPENSATION

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

We account for restricted stock awards as “non-vested equity shares” until the awards vest or are forfeited. Restricted stock awards to non-employee directors and certain other management employees vest if the director/employee remains on the board/employed through the specified vesting period for shares and may vest earlier upon certain events specified in the plan.  For shares issued to non-employee directors during fiscal 2016 and after, there is a 12-month service period.  The fair value of each share of restricted stock is the market price of our common shares on the grant date. The weighted average grant-date fair values of restricted stock awards issued during fiscal year 2017 were $25.45 and 24.17, during 2016 was $21.44, and during 2015 were $15.96 and $13.86 per share, respectively.

The restricted stock awards outstanding as of January 29, 2017 had an aggregate grant-date fair value of $633,000, after taking vested and forfeited restricted shares into account.  As of January 29, 2017, we have recognized non-cash compensation expense of approximately $424,000 related to these non-vested awards and $846,000 for awards that have vested.  The remaining $209,000 of grant-date fair value for unvested restricted stock awards outstanding at January 29, 2017 will be recognized over the remaining vesting periods for these awards.

For each restricted stock issuance, the following table summarizes restricted stock activity, including the weighted average issue price of those shares on the grant date, the fair value of each grant of restricted stock on the grant date, compensation expense recognized for the unvested shares of restricted stock for each grant and the remaining fair value of the unvested shares of restricted stock for each grant as of January 29, 2017:

	Whole Number of Shares	Grant-Date Fair Value Per Share	Aggregate Grant-Date Fair Value	Compensation Expense Recognized	Grant-Date Fair Value Unrecognized At January 31, 2016

Previous Awards (vested)				$846

Restricted shares Issued on June 4, 2014	1,624	$13.86	23	20	3

Restricted shares Issued on June 10, 2014	8,385	$15.96	133	98	12
Forfeited	(1,434)	$15.96	(23)	-	-
Balance	6,951		110	98	12

Restricted shares Issued on April 6, 2015	5,741	$21.44	123	75	48

Restricted shares Issued on April 13, 2016	4,872	$25.45	130	36	94

Restricted shares Issued on June10, 2016	6,494	$24.17	157	105	52

Awards outstanding at January 29, 2017:	25,682		$633	$424	$209

We have awarded time-based restricted stock units to certain senior executives since 2011. Each restricted stock unit, or “RSU”, entitles the executive to receive one share of the Company’s common stock if he remains continuously employed with the Company through the end of a three-year service period. The RSUs may be paid in shares of the Company’s common stock, cash or both, at the discretion of the Compensation Committee. The RSUs are accounted for as “non-vested stock grants.” Similar to the restricted stock grants issued to our non-employee directors, RSU compensation expense is recognized ratably over the applicable service period. However, unlike restricted stock grants, no shares are issued, or other payment made, until the end of the applicable service period (commonly referred to as “cliff vesting”) and grantees are not entitled to receive dividends on their RSUs during that time. The fair value of each RSU is the market price of a share of our common stock on the grant date, reduced by the present value of the dividends expected to be paid on a share of our common stock during the applicable service period, discounted at the appropriate risk-free rate. The following table presents RSU activity for the year ended January 29, 2017:

	Whole Number of Units	Grant-Date Fair Value Per Unit	Aggregate Grant-Date Fair Value	Compensation Expense Recognized	Grant-Date Fair Value Unrecognized At January 29, 2017

Previous Awards (vested)				$400

RSUs Awarded on April 15, 2014	7,322	$12.91	95	95	-
RSUs Awarded on April 6, 2015	5,518	$17.52	97	58	39
RSUs Awarded on April 13, 2016	7,622	$24.26	185	51	134

Awards outstanding at January 29, 2017:	20,462		$377	$204	$173

NOTE 14 – EARNINGS PER SHARE

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

	January 29,	January 31,	February 1,
	2017	2016	2015

Restricted shares	25,682	24,919	27,458
Restricted stock units	20,462	12,840	24,546
	46,144	37,759	52,004

All restricted shares awarded that have not yet vested are considered when computing diluted earnings per share.  Unlike the restricted stock grants issued to our non-employee directors, the transfer of ownership of common shares issued under our RSUs, if any,  occurs after the three-year vesting period; however, RSUs are also considered when computing diluted earnings per share.

The following table sets forth the computation of basic and diluted earnings per share:

	Fifty-Two	Fifty-Two	Fifty-Two
	Weeks Ended	Weeks Ended	Weeks Ended
	January 29,	January 31,	February 1,
	2017	2016	2015

Net income	$25,287	$16,185	$12,578
Less: Dividends on unvested restricted shares	11	11	11
Net earnings allocated to unvested restricted stock	56	40	33
Earnings available for common shareholders	$25,220	$16,134	$12,534

Weighted average shares outstanding for basic earnings per share	11,531	10,779	10,736
Dilutive effect of unvested restricted stock awards	32	28	35
Weighted average shares outstanding for diluted earnings per share	11,563	10,807	10,771

Basic earnings per share	$2.19	$1.50	$1.17

Diluted earnings per share	$2.18	$1.49	$1.16

We completed the Acquisition on the first day of fiscal 2017 and issued 716,910 shares of our common stock to designees of Home Meridian as partial consideration for the Acquisition.

NOTE 15 – INCOME TAXES
Our provision for income taxes was as follows for the periods indicated:

	Fifty-Two	Fifty-Two	Fifty-Two
	Weeks Ended	Weeks Ended	Weeks Ended
	January 29,	January 31,	February 1,
	2017	2016	2015
Current expense
Federal	$14,470	$7,196	$6,024
Foreign	86	41	40
State	1,471	771	635
Total current expense	16,027	8,008	6,699

Deferred taxes
Federal	(2,427)	244	97
State	(216)	22	24
Valuation Allowance	525	0	0
Total deferred taxes	(2,118)	266	121
Income tax expense	$13,909	$8,274	$6,820

Total tax expense for fiscal 2017 was $14.1 million, of which $13.9 million was allocated to continuing operations and $204,000 was allocated to other comprehensive income. Total tax expense for fiscal 2016 was $8.6 million, of which $8.3 million was allocated to continuing operations and $277,000 expense was allocated to other comprehensive income. Total tax expense for fiscal 2015 was $6.6 million, of which $6.8 million was allocated to continuing operations and $254,000 benefit was allocated to Other Comprehensive Income.

The effective income tax rate differed from the federal statutory tax rate as follows for the periods indicated:

	January 29,	January 31,	February 1,
	2017	2016	2015

Income taxes at statutory rate	35.0%	35.0%	35.0%
Increase (decrease) in tax rate resulting from:
State taxes, net of federal benefit	2.2	2.1	2.0
Domestic Production Deduction	(0.4)	(0.6)	-
Captive Insurance	(1.3)	-	-
Change in valuation allowance	1.3	-	-
Officer’s life insurance	(1.2)	(1.1)	(1.2)
Other, net	(0.1)	(1.6)	(0.6)
Effective income tax rate	35.5%	33.8%	35.2%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities for the period indicated were:

	January 29,	January 31,
	2017	2016
Assets
Deferred compensation	$4,817	$4,345
Allowance for bad debts	955	380
State income taxes	32	43
Intangible assets	609	703
Inventories	662	158
Employee benefits	144	-
Capital loss carryover	525	-
Other	460	378
Total deferred tax assets	8,204	6,007
Valuation allowance	(525)	-
	7,679	6,007
Liabilities
Employee benefits	-	256
Property, plant and equipment	131	321
Total deferred tax liabilities	131	577
Net deferred tax asset without AOCI	7,548	5,430

Deferred tax asset (liability) in AOCI	(284)	(80)
Total net deferred tax asset	$7,264	$5,350

At January 29, 2017 and January 31, 2016 our net deferred tax asset was $7.3 million and $5.4 million, respectively. The increase in valuation allowance of $525,000 is due to a capital loss that is not expected to be realized. We expect to fully realize the benefit of the deferred tax assets, with the exception of the capital loss, in future periods when the amounts become deductible.

At January 31, 2016, we had an uncertain tax position of $74,000 related to our investment in a captive insurance arrangement. The reserve increased to $76,000 at January 29, 2017.  Also, at January 31, 2016, we had a reserve of $147,000 for an uncertain tax position related to the use of state loss carryforwards in our tax returns. The balance of this reserve was $125,000 at January 29, 2017. We expect $139,000 of this uncertain tax position to be settled during the next twelve months.

Current accounting standards prescribe a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  The guidance also addresses de-recognition, classification, interest and penalties, accounting in interim periods and disclosures.

A reconciliation of the beginning and ending amount of total unrecognized tax benefits for the fiscal years ended January 29, 2017 and January 31, 2016 are as follows:
	January 29,	January 31,
	2017	2016

Balance, beginning of year	$279	$482
Increase related to prior year tax positions		-
Decrease related to prior year tax positions	(31)	(203)
Increase related to current year tax positions		-
Balance, end of year	$248	$279

The net unrecognized tax benefits as of January 29, 2017, which, if recognized, would affect our effective tax rate are $201,000. We expect that $157,000 of gross unrecognized tax benefits will decrease within the next year.

We have elected to classify interest and penalties recognized with respect to unrecognized tax benefits as income tax expense.  Interest expense of $23,000 and $12,000 was accrued as of January 29, 2017 and January 31, 2016, respectively.

Tax years ending February 2, 2014, through January 29, 2017 remain subject to examination by federal and state taxing authorities.

NOTE 16 – SEGMENT INFORMATION

As a public entity, we are required to present disaggregated information by segment using the management approach. The objective of this approach is to allow users of our financial statements to see our business through the eyes of management based upon the way management reviews performance and makes decisions. The management approach requires segment information to be reported based on how management internally evaluates the operating performance of the company’s business units or segments. The objective of this approach is to meet the basic principles of segment reporting as outlined in ASC 280 Segments (“ASC 280”), which are to allow the users of our financial statements to:

▪	better understand our performance;
▪	better assess our prospects for future net cash flows; and
▪	make more informed judgments about us as a whole.

We define our segments as those operations our chief operating decision maker (“CODM”), our Chief Executive Officer, regularly reviews to analyze performance and allocate resources. We measure the results of our segments using, among other measures, each segment’s net sales, gross profit and operating income, as determined by the information regularly reviewed by the CODM.

For financial reporting purposes, we are organized into four operating segments:

▪	Hooker Casegoods, an imported casegoods business;
▪	Upholstery, which includes the domestic upholstery manufacturing operations Bradington-Young and Sam Moore and the imported upholstery operations of Hooker Upholstery;
▪
All Other, which includes H Contract and Homeware, two new businesses started in 2013. Neither of these segments met the ASC 280 aggregation criteria nor were individually reportable; therefore, we combined them in an “All Other” segment in accordance with ASC 280; and

▪
Home Meridian, acquired at the beginning of fiscal 2017, is stand-alone, mostly autonomous business that serves a different type or class of customer than do the legacy Hooker businesses and at much lower margins.

The following table presents segment information for the periods, and as of the dates, indicated:

	Fifty-Two Weeks Ended		Fifty-Two Weeks Ended		Fifty-Two Weeks Ended
	January 29, 2017		January 31, 2016		February 1, 2015
		% Net		% Net		% Net
Net Sales		Sales		Sales		Sales
Hooker Casegoods	$141,486	24.5%	$155,106	62.8%	$153,882	63.0%
Upholstery	81,965	14.2%	84,090	34.0%	86,362	35.3%
Home Meridian	344,635	59.7%	-		-
All Other	9,133	1.6%	8,033	3.3%	5,025	2.1%
Intercompany eliminations	-		(230)		(919)
Consolidated	$577,219	100.0%	$246,999	100.0%	$244,350	100.0%

Gross Profit
Hooker Casegoods	$47,218	33.4%	$47,558	30.7%	$44,868	29.2%
Upholstery	18,949	23.1%	18,852	22.4%	16,489	19.1%
Home Meridian	57,289	16.6%	-		-
All Other	2,655	29.1%	2,252	28.0%	1,465	29.2%
Intercompany eliminations	10		26		(22)
Consolidated	$126,121	21.8%	$68,688	27.8%	$62,800	25.7%

Operating Income
Hooker Casegoods	$18,543	13.1%	$18,509	11.9%	$17,286	11.2%
Upholstery	6,043	7.4%	6,020	7.2%	2,871	3.3%
Home Meridian	14,375	4.2%	-		-
All Other	249	2.7%	(293)	-3.6%	(1,087)	-21.6%
Intercompany eliminations	10		26		(22)
Consolidated	$39,220	6.8%	$24,262	9.8%	$19,048	7.8%

Capital Expenditures
Hooker Casegoods	$1,193		$2,219		$2,124
Upholstery	972		621		830
Home Meridian	280
All Other	9		7		40
Consolidated	$2,454		$2,847		$2,994

Depreciation & Amortization
Hooker Casegoods	$2,214		$1,808		$1,591
Upholstery	947		1,126		1,005
Home Meridian	4,704
All Other	135		12		3
Consolidated	$8,000		$2,946		$2,599

	As of January 29,		As of January 31,
	2017	%Total	2016	%Total
Identifiable Assets		Assets		Assets
Hooker Casegoods	$130,917	41.1%	$146,794	80.8%
Upholstery	32,275	10.1%	34,010	18.7%
Home Meridian	154,954	48.6%	-
All Other	554	0.2%	863	0.5%
Intercompany eliminations	(4)		(14)
Consolidated	$318,696	100.0%	$181,653	100.0%

Sales by product type are as follows:

	Net Sales (in thousands)
	Fiscal
	2017	2016	2015

Casegoods	$391,347	$158,963	$156,464
Upholstery	185,872	88,036	87,886
	$577,219	$246,999	$244,350

No significant long-lived assets were held outside the United States at either January 29, 2017 or February 1, 2015. International customers accounted for approximately 2% of consolidated invoiced sales in fiscal 2017 and fiscal 2016 and 6% of consolidated invoiced sales in fiscal 2015.

NOTE 17 – COMMITMENTS, CONTINGENCIES AND OFF BALANCE SHEET ARRANGEMENTS

Customs Penalty

In September 2009, U.S. Customs and Border Patrol (“CBP”) issued an audit report asserting that we had not paid all required antidumping duties due with respect to certain bedroom furniture we imported from China. In February 2015, CBP assessed a civil penalty of approximately $2.1 million and unpaid duties of approximately $500,000 on the matter.  We actively disputed the amounts and in March 2017, we were notified by CBP that it had reduced the civil penalty and unpaid duties to $357,000, conditioned on timely payment of these modified duties and penalties. We paid these amounts in March 2017 and consider this matter closed.

Commitments and Off Balance Sheet Arrangements

We lease warehousing facilities, showroom space and office equipment under leases expiring over the next five years.  Rent expense was $7.7 million in fiscal 2017, $3.1 million in fiscal 2016, and $2.8 million in fiscal 2015. Future minimum annual commitments under leases and operating agreements are $7.6 million in fiscal 2018, $6.5 million in fiscal 2019, $6.4 million in fiscal 2020, $6.2 million in fiscal 2021 and $4.7 million in fiscal 2022. We sublease space in our Redlands, CA facility. Total amounts due to us under the sublease are $563,000 in fiscal 2018, $575,000 in fiscal 2019, $586,000 in fiscal 2020, $598,000 in fiscal 2021 and $101,000 in fiscal 2022.

We had letters of credit outstanding totaling $1.5 million on January 29, 2017.  We utilize letters of credit to collateralize certain imported inventory purchases and certain insurance arrangements.

Substantially all of the cash value of our company owned life insurance is pledged as collateral for our secured term loan.

In the ordinary course of our business, we may become involved in legal proceedings involving contractual and employment relationships, product liability claims, intellectual property rights and a variety of other matters.  We do not believe that any pending legal proceedings will have a material impact on our financial position or results of operations.

Our business is subject to a number of significant risks and uncertainties, including our reliance on offshore sourcing, any of which can adversely affect our business, results of operations, financial condition or future prospects. For a discussion of risks and uncertainties that we face, see “Forward Looking Statements” beginning on page 2 of this report and Item 1A, “Risk Factors” beginning on page 8 of this report.

NOTE 18 – CONCENTRATIONS OF RISK

Imported Products Sourcing

We source imported products through multiple vendors, located in five countries.  Because of the large number and diverse nature of the foreign factories from which we can source our imported products, we have some flexibility in the placement of products in any particular factory or country.

Factories located in Vietnam and China are a critical resource for Hooker Furniture.  In fiscal 2017, imported products sourced from Vietnam and China accounted for nearly all of our import purchases and our top five suppliers in those countries accounted for over half of our fiscal 2017 import purchases.  A disruption in our supply chain from Vietnam or China could significantly impact our ability to fill customer orders for products manufactured at that factory or in that country.

Raw Materials Sourcing for Domestic Upholstery Manufacturing

Our five largest domestic upholstery suppliers accounted for approximately 37% of our raw materials supply purchases for domestic upholstered furniture manufacturing operations in fiscal 2017. One supplier accounted for 16% of our raw material purchases in fiscal 2017. Should disruptions with these suppliers occur, we believe we could successfully source these products from other suppliers without significant disruption to our operations.

Concentration of Sales and Accounts Receivable

Sales to Costco Wholesale Corporation accounted for approximately 10% of our consolidated sales in fiscal 2017. Our top five customers accounted for nearly one-third of our fiscal 2017 consolidated sales. The loss of any one or more of these customers could adversely affect our earnings, financial condition and liquidity. At January 29, 2017, nearly 40% of our consolidated accounts receivable is concentrated in our top five customers. Should any one of these receivables become uncollectible, it would have an immediate and material adverse impact on our financial condition and liquidity.

NOTE 19 – CONSOLIDATED QUARTERLY DATA (Unaudited- see accompanying accountant’s report.)

	Fiscal Quarter
	First	Second	Third	Fourth
2017
Net sales	$121,831	$136,163	$145,298	$173,927
Cost of sales	95,232	107,685	114,372	133,809
Gross profit	26,599	28,478	30,926	40,118
Selling and administrative expenses	20,944	19,441	20,653	22,728
Net income	2,500	5,349	6,459	10,979
Basic earnings per share	$0.22	$0.46	$0.56	$0.95
Diluted earnings per share	$0.22	$0.46	$0.56	$0.95

2016
Net sales	$60,956	$60,140	$65,338	$60,565
Cost of sales	44,581	44,047	47,173	42,510
Gross profit	16,375	16,093	18,165	18,055
Selling and administrative expenses	11,133	10,234	11,525	11,534
Net income	3,472	3,938	4,630	4,145
Basic earnings per share	$0.32	$0.36	$0.43	$0.38
Diluted earnings per share	$0.32	$0.36	$0.43	$0.38

Earnings per share for each fiscal quarter is derived using the weighted average number of shares outstanding during that quarter. Earnings per share for each fiscal year is derived using the weighted average number of shares outstanding on an annual basis.  Consequently, the sum of earnings per share for the quarters of a fiscal year may not equal earnings per share for the full fiscal year.

NOTE 20 – SUBSEQUENT EVENTS

Cash Dividend

On March 1, 2017, our Board of Directors declared a quarterly cash dividend of $0.12 per share, payable on March 31, 2017 to shareholders of record at March 17, 2017.