Form 10-Q
period 2017-04-30
HOOKER FURNITURE CORP
filed 2017-06-08
CIK 1077688

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended April 30, 2017

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of June 2, 2017:

Common stock, no par value	11,585,799
(Class of common stock)	(Number of shares)

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

HOOKER FURNITURE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

As of	April 30,	January 29,
	2017	2017
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$53,782	$39,792
Trade accounts receivable, net	69,456	92,578
Inventories	79,444	75,303
Prepaid expenses and other current assets	3,539	4,244
Total current assets	206,221	211,917
Property, plant and equipment, net	25,703	25,803
Cash surrender value of life insurance policies	22,687	22,366
Deferred taxes	4,971	7,264
Intangible assets	25,589	25,923
Goodwill	23,187	23,187
Other assets	2,225	2,236
Total non-current assets	104,362	106,779
Total assets	$310,583	$318,696

Liabilities and Shareholders’ Equity
Current liabilities
Current portion of term loan	$5,820	$5,817
Trade accounts payable	29,704	36,552
Accrued salaries, wages and benefits	4,450	8,394
Income tax accrual	4,347	4,323
Customer deposits	6,124	5,605
Other accrued expenses	2,951	3,369
Total current liabilities	53,396	64,060
Long term debt	40,314	41,772
Deferred compensation	10,836	10,849
Pension plan	3,397	3,499
Other long-term liabilities	809	589
Total long-term liabilities	55,356	56,709
Total liabilities	108,752	120,769

Shareholders’ equity
Common stock, no par value, 20,000 shares authorized, 11,586 and 11,563 shares issued and outstanding on each date	40,288	39,753
Retained earnings	161,047	157,688
Accumulated other comprehensive income	496	486
Total shareholders’ equity	201,831	197,927
Total liabilities and shareholders’ equity	$310,583	$318,696

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

HOOKER FURNITURE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Thirteen Weeks Ended
	April 30,	May 1,
	2017	2016

Net sales	$130,872	$121,831

Cost of sales	102,729	95,232

Gross profit	28,143	26,599

Selling and administrative expenses	20,701	20,944
Intangible asset amortization	334	1,654

Operating income	7,108	4,001

Other income, net	223	159
Interest expense, net	251	263

Income before income taxes	7,080	3,897

Income tax expense	2,334	1,397

Net income	$4,746	$2,500

Earnings per share
Basic	$0.41	$0.22
Diluted	$0.41	$0.22

Weighted average shares outstanding:
Basic	11,543	11,515
Diluted	11,578	11,540

Cash dividends declared per share	$0.12	$0.10

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

HOOKER FURNITURE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	For the
	Thirteen Weeks Ended
	April 30,	May 1,
	2017	2016

Net Income	$4,746	$2,500
Other comprehensive income (loss):
Amortization of actuarial loss (gain)	15	(17)
Income tax effect on amortization	(5)	5
Adjustments to net periodic benefit cost	10	(12)

Total comprehensive Income	$4,756	$2,488

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

HOOKER FURNITURE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Thirteen Weeks Ended
	April 30,	May 1,
	2017	2016
Operating Activities:
Net income	$4,746	$2,500
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,359	2,785
Gain on disposal of assets	(20)	(15)
Deferred income tax expense (benefit)	2,288	(1,276)
Noncash restricted stock and performance awards	646	629
Provision for doubtful accounts	13	16
Changes in assets and liabilities:
Trade accounts receivable	23,110	13,553
Inventories	(4,141)	3,649
Gain on life insurance policies	(150)	(181)
Prepaid expenses and other current assets	696	335
Trade accounts payable	(6,897)	(5,615)
Accrued salaries, wages, and benefits	(4,138)	(2,242)
Accrued income taxes	23	376
Customer deposits	520	651
Other accrued expenses	(418)	(639)
Deferred compensation	(18)	(25)
Other long-term liabilities	223	(40)
Net cash provided by operating activities	$17,842	$14,461

Investing Activities:
Acquisition of Home Meridian	$-	$(86,062)
Purchases of property and equipment	(867)	(703)
Proceeds received on notes from sale of assets	30	26
Premiums paid on life insurance policies	(163)	(174)
Net cash used in investing activities	(1,000)	(86,913)

Financing Activities:
Proceeds from long-term debt	$-	$60,000
Payments for long-term debt	(1,464)	(7,797)
Debt issuance cost	-	(165)
Cash dividends paid	(1,388)	(1,154)
Net cash (used in) provided by financing activities	(2,852)	50,884

Net increase (decrease) in cash and cash equivalents	13,990	(21,568)
Cash and cash equivalents - beginning of year	39,792	53,922
Cash and cash equivalents - end of quarter	$53,782	$32,354

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$23	$2,308
Cash paid for interest, net	243	164
Non-cash transactions:
Acquisition cost paid in common stock	$-	$20,267
Increase in property and equipment through accrued purchases	49	44

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

HOOKER FURNITURE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar and share amounts in tables, except per share amounts, in thousands unless otherwise indicated)
(Unaudited)
For the Thirteen Weeks Ended April 30, 2017

1.	Preparation of Interim Financial Statements

The condensed consolidated financial statements of Hooker Furniture Corporation and subsidiaries (referred to as “we,” “us,” “our,” “Hooker” or the “Company”) have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”).  In the opinion of management, these statements include all adjustments necessary for a fair statement of the results of all interim periods reported herein.  All such adjustments are of a normal recurring nature.  Certain information and footnote disclosures prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) are condensed or omitted pursuant to SEC rules and regulations.  However, we believe that the disclosures made are adequate for a fair presentation of our results of operations and financial position.  These financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in our annual report on Form 10-K for the fiscal year ended January 29, 2017 (“2017 Annual Report”). The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect both the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from our estimates. Operating results for the interim periods reported herein may not be indicative of the results expected for the fiscal year.

The financial statements contained herein are being filed as part of a quarterly report on Form 10-Q covering the thirteen-week period (also referred to as “three months,” “three-month period,” “quarter,” “first quarter” or “quarterly period”) that began January 30, 2017 and ended April 30, 2017.  These financial statements also include the thirteen-week period that began February 1, 2016 and ended May 1, 2016.

References in these notes to the condensed consolidated financial statements of the Company to:

▪	the 2018 fiscal year and comparable terminology mean the fiscal year that began January 30, 2017 and will end January 28, 2018; and

▪	the 2017 fiscal year and comparable terminology mean the fiscal year that began February 1, 2016 and ended January 29, 2017.

We adopted Accounting Standard’s Update (“ASU”) No. 2016-09, “Improvements to Employee Share-Based Payment Accounting” in the first quarter of fiscal 2018. This ASU simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. Under this ASU, we recognize all excess tax benefits and tax deficiencies as income tax expense or benefit in the income statement rather than as a change to paid-in capital. The ASU was effective for annual reporting periods after December 15, 2016, including interim periods within those fiscal years. The adoption of this guidance did not have a material impact upon our financial condition or results of operations.

We adopted ASU 2015-11, “Inventory (Topic 330): Simplifying the Measurement of Inventory” in the first quarter of fiscal 2018. ASU 2015-11 requires that inventory within the scope of this update be measured at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The amendments in this update do not apply to inventory that is measured using last-in, first-out (LIFO) or the retail inventory method; consequently, since our inventories are measured under the LIFO method, the adoption of this guidance did not have an impact upon our financial condition or results of operations.

In March 2017, the FASB issued ASU 2017-07, “Compensation – Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost (“ASU 2017-07”).  Currently, net benefit cost is reported as an employee cost within operating income.  The amendment requires the bifurcation of net benefit cost.  The service cost component will be presented with the other employee compensation costs in operating income.  The other components will be reported separately outside of operations, and will not be eligible for capitalization.  The amendment is effective for public entities for annual reporting periods beginning after December 15, 2017.  Early adoption will be permitted as of the beginning of an annual reporting period for which financial statements have not been issued or made available for issuance.  The guidance is required to be applied on a retrospective basis for the presentation of the service cost component and the other components of net benefit cost (including gains and losses on curtailments and settlements, and termination benefits paid through plans), and on a prospective basis for the capitalization of only the service cost component of net benefit cost.  Amounts capitalized into assets prior to the date of adoption should not be adjusted through a cumulative effect adjustment, but should continue to be recognized in the normal course, as for example, inventory is sold or fixed assets are depreciated. We are currently evaluating the impact the adoption of ASU 2017-17 will have on our consolidated financial statements.

2.          Accounts Receivable

	April 30,	January 29,
	2017	2017

Trade accounts receivable	$76,208	$99,378
Receivable from factor	-	6
Other accounts receivable allowances	(5,964)	(6,298)
Allowance for doubtful accounts	(788)	(508)
Accounts receivable	$69,456	$92,578

3.	Inventories

	April 30,	January 29,
	2017	2017
Finished furniture	$89,265	$85,520
Furniture in process	772	735
Materials and supplies	8,051	7,536
Inventories at FIFO	98,088	93,791
Reduction to LIFO basis	(18,644)	(18,488)
Inventories	$79,444	$75,303

4.          Property, Plant and Equipment

	Depreciable Lives	April 30,	January 29,
	(In years)	2017	2017

Buildings and land improvements	15 - 30	$23,392	$23,392
Computer software and hardware	3 - 10	17,504	17,308
Machinery and equipment	10	5,067	5,031
Leasehold improvements	Term of lease	7,104	7,104
Furniture and fixtures	3 - 8	1,938	1,903
Other	5	562	562
Total depreciable property at cost		55,567	55,300
Less accumulated depreciation		32,182	31,167
Total depreciable property, net		23,385	24,133
Land		1,067	1,067
Construction-in-progress		1,251	603
Property, plant and equipment, net		$25,703	$25,803

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

As of April 30, 2017 and January 29, 2017, Company-owned life insurance was measured at fair value on a recurring basis based on Level 2 inputs. The fair value of the Company-owned life insurance is determined by inputs that are readily available in public markets or can be derived from information available in publicly quoted markets. Additionally, the fair value of the Company-owned life insurance is marked to market each reporting period and any change in fair value is reflected in income for that period.

As of January 29, 2017, the assets of the Home Meridian segment’s legacy Pension Plan (the “Plan”) were measured at fair value on a recurring basis based on Level 1 inputs. Pension plan assets, held in a trust account by the Plan’s trustee, primarily consist of a wide-range of mutual fund asset classes, including domestic and international equities, fixed income securities such as corporate bonds, mortgage-backed securities, real estate investments and U.S. Treasuries. As of January 31, 2017, the date of the latest actuarial valuation, Plan assets were netted against the Plan’s Projected Benefit Obligation (“PBO”) on that date to determine the Plan’s funded status. Since the PBO exceeded the market value of the Plan’s assets, the funded status is recorded in our condensed consolidated balance sheets as a net liability. As of January 31, 2017, the net liability for this plan was $3.5 million shown on the “Pension Plan” line of our condensed consolidated balance sheets.  The market value of pension plan assets shown below are as of January 31, 2017, the actuarial valuation date of the Pension Plan.  See Note 8. Employee Benefit Plans for additional information about the Plan.

Our assets measured at fair value on a recurring basis at April 30, 2017 and January 29, 2017, were as follows:

	Fair value at April 30, 2017				Fair value at January 29, 2017
Description	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets measured at fair value
Company-owned life insurance	$-	$22,687	$-	$22,687	$-	$22,366	$-	$22,366
Pension plan assets*	13,881	-	-	13,881	13,881	-	-	13,881

* as of January 29, 2017 for Pension Plan assets.

6.          Intangible Assets

		April 30,	January 29,
	Segment	2017	2017
Non-amortizable Intangible Assets
Goodwill	Home Meridian	$23,187	$23,187
Trademarks and trade names - Home Meridian	Home Meridian	11,400	11,400
Trademarks and trade names - Bradington-Young	Upholstery	861	861
Trademarks and trade names - Sam Moore	Upholstery	396	396
Total non-amortizable assets		$35,844	$35,844

All of our amortizable intangible assets are recorded in our Home Meridian segment. The carrying amounts and changes therein of those amortizable intangible assets were as follows:

	Amortizable Intangible Assets
	Customer
	Relationships	Trademarks	Totals

Balance at January 29, 2017	$13,091	$175	$13,266
Amortization	(328)	(6)	(334)
Balance at April 30, 2017	$12,763	$169	$12,932

The estimated amortization expense associated with our amortizable intangible assets is expected to be as follows:

Fiscal Year	Amount

Remainder of 2018	$1,000
2019	1,334
2020	1,334
2021	1,334
2022	1,334
Thereafter	6,596
$12,932

For the remainder of fiscal 2018, expected amortization expense will be approximately $334,000 per quarter.

7.          Long-Term Debt

On February 1, 2016, we entered into an amended and restated loan agreement with Bank of America, N.A. and borrowed $60 million, the full amounts available under the Unsecured Term Loan (the “Unsecured Term Loan”) and the Secured Term Loan (the “Secured Term Loan”) in connection with the completion of the Acquisition (as defined herein). We may prepay any outstanding principal amounts borrowed under either the Unsecured Term Loan or the Secured Term Loan in full or in part on any interest payment date without penalty.
Additionally, we incurred $165,000 in debt issuance costs in connection with our term loans in the fiscal 2017 first quarter. These costs are amortized over the life of the loan using the interest method and are included in the “interest expense” line of our condensed consolidated income statements. Unamortized debt issuance costs are netted against the carrying value of our term loans on our condensed consolidated balance sheets. As of April 30, 2017, unamortized loan costs of $112,000 were netted against the carrying value of our term loans on our condensed consolidated balance sheets.

8.          Employee Benefit Plans

We maintain three retirement plans for the benefit of certain former and current employees, including a supplemental retirement income plan (“SRIP”) for certain former and current employees of Hooker Furniture Corporation, as well as two plans for the benefit of certain and former employees of Pulaski Furniture Corporation, one of two entities combined to form Home Meridian International. These legacy pension plan obligations include:

▪
the Pulaski Furniture Corporation Supplemental Executive Retirement Plan (“SERP”) for certain former executives. The SERP is an unfunded plan and all benefits are paid solely out of our general assets; and

▪	the Pulaski Furniture Corporation Pension Plan (“Pension Plan”) for former Pulaski Furniture Corporation employees.

The SRIP, SERP and Pension Plan are all “frozen” and we do not expect to add additional employees to any of these plans in the future. Pension plan assets include a range of mutual fund asset classes and are measured at fair value using Level 1 inputs, which are quoted prices in active markets.

The consolidated liability for our retirement plan obligations at April 30, 2017 and January 29, 2017 was $14.6 million in both periods and are shown in our condensed consolidated balance sheets as follows:

	April 30,	January 29,
	2017	2017
Accrued salaries, wages and benefits (current portions)
SRIP	$473	$473
SERP	228	221
Pension	-	-
Total current portion	$701	$694

Long-term portions
SRIP	$8,450	$8,372
SERP	2,043	2,081
Total deferred compensation*	10,493	10,453
Pension	3,397	3,499
Total deferred compensation and pension plans	$13,890	$13,952

Consolidated pension liabilities	$14,591	$14,646

*Total Deferred Compensation shown in the Long-Term Liabilities section of our Condensed Consolidated Balance Sheets is $10.8 million at both April 30, 2017 and January 29, 2017. These totals include the SRIP and SERP amounts shown in the table above, as well as miscellaneous additional long-term compensation-related items unrelated to these plans.

Components of net periodic benefit cost for the SRIP, SERP and pension plans are included in our condensed consolidated statements of income under selling and administrative expenses.

	Thirteen Weeks Ended
	April 30,	May 1,
	2017	2016
Net periodic benefit costs
SRIP:
Service cost	$76	$94
Interest cost	86	85
Actuarial loss (gain)	15	(18)
Total SRIP	177	161

SERP:
Interest cost	21	22
Total SERP	21	22

Pension Plan:
Interest cost	173	187
Expected return on pension plan assets	(234)	(197)
Expected administrative expenses	70	70
Total Pension Plan	9	60

Consolidated net periodic benefit costs	$207	$244

The expected long-term rate of return on Pension Plan assets is 7.0% as of the Pension Plan’s most recent valuation date of January 29, 2017.

We contributed $112,000 in required contributions to the Pension Plan in the fiscal 2018 first quarter and expect to contribute an additional total of $664,000 in required contributions to the Pension Plan during fiscal 2018. The SRIP and SERP plans are unfunded plans. Consequently, we expect to pay a total of approximately $500,000 in benefit payments from our general assets during the remainder of fiscal 2018 to fund SRIP and SERP payments.

9.          Earnings Per Share

We refer you to the discussion of Earnings Per Share in Note 1-Summary of Significant Accounting Policies, in the financial statements included in our 2017 Annual Report, for additional information concerning the calculation of earnings per share.

We have issued restricted stock awards to non-employee members of the board of directors since 2006 and restricted stock units (“RSUs”) to certain senior executives since fiscal 2012 under the Company’s Stock Incentive Plan. Each RSU entitles an executive to receive one share of the Company’s common stock if the executive remains continuously employed with the Company through the end of a three-year service period. The RSUs may be paid in shares of our common stock, cash or both at the discretion of the Compensation Committee of our board of directors. We expect to continue to grant these types of awards annually in the future. The following table sets forth the number of outstanding restricted stock awards and RSUs, net of forfeitures and vested shares, as of the fiscal period-end dates indicated:

	April 30,	January 29,
	2017	2017

Restricted shares	30	26
Restricted stock units	20	20
	50	46

All restricted shares and RSUs awarded that have not yet vested are considered when computing diluted earnings per share. The following table sets forth the computation of basic and diluted earnings per share:

	Thirteen Weeks Ended
	April 30,	May 1,
	2017	2016

Net income	$4,746	$2,500
Less: Unvested participating restricted stock dividends	3	3
Net earnings allocated to unvested participating restricted stock	11	6
Earnings available for common shareholders	4,732	2,491

Weighted average shares outstanding for basic earnings per share	11,543	11,515
Dilutive effect of unvested restricted stock and RSU awards	35	25
Weighted average shares outstanding for diluted earnings per share	11,578	11,540

Basic earnings per share	$0.41	$0.22

Diluted earnings per share	$0.41	$0.22

10.        Income Taxes

We recorded income tax expense of $2.3 million for the fiscal 2018 first quarter compared to $1.4 million for the comparable prior year period.  The effective tax rates for the fiscal 2018 and 2017 first quarters were 33.0% and 35.8%, respectively.  Our effective tax rate was lower in the fiscal 2018 first quarter as a result of a state tax credit received during the quarter.

The net unrecognized tax benefits as of April 30, 2017 and January 29, 2017, which, if recognized, would affect our effective tax rate are $203,000 and $201,000, respectively.
Tax years ending February 2, 2014 through January 29, 2017 remain subject to examination by federal and state taxing authorities.

11.        Segment Information

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

We define our segments as those operations our chief operating decision maker (“CODM”) regularly reviews to analyze performance and allocate resources. We measure the results of our segments using, among other measures, each segment’s net sales, gross profit and operating income, as determined by the information regularly reviewed by the CODM.

For financial reporting purposes, we are organized into four operating segments:

▪	Hooker Casegoods, an imported casegoods business;
▪	Upholstery, which includes the domestic upholstery manufacturing operations Bradington-Young and Sam Moore and the imported upholstery operations of Hooker Upholstery;
▪
All other, which includes H Contract and Homeware, two businesses started in 2013. Neither of these segments met the ASC 280 aggregation criteria nor were individually reportable; therefore, we combined them in an “All other” segment in accordance with ASC 280; and

▪
Home Meridian, a business acquired at the beginning of fiscal 2017, is stand-alone, mostly autonomous business that serves a different type or class of customer than do the legacy Hooker businesses and at much lower margins.

The following table presents segment information for the periods, and as of the dates, indicated:

	Thirteen Weeks Ended
	April 30, 2017		May 1, 2016
		% Net		% Net
Net Sales		Sales		Sales
Hooker Casegoods	$32,815	25.1%	$32,929	27.0%
Upholstery	22,182	16.9%	21,893	18.0%
Home Meridian	73,702	56.3%	64,976	53.3%
All other	2,173	1.7%	2,033	1.7%
Intercompany eliminations	-		-
Consolidated	$130,872	100.0%	$121,831	100.0%

Gross Profit
Hooker Casegoods	$10,872	33.1%	$10,154	30.8%
Upholstery	5,623	25.3%	5,076	23.2%
Home Meridian	11,006	14.9%	10,710	16.5%
All other	640	29.4%	656	32.3%
Intercompany eliminations	2		3
Consolidated	$28,143	21.5%	$26,599	21.8%

Operating Income
Hooker Casegoods	$3,929	12.0%	$2,081	6.3%
Upholstery	2,294	10.3%	1,763	8.1%
Home Meridian	816	1.1%	88	0.1%
All other	67	3.1%	67	3.3%
Intercompany eliminations	2		2
Consolidated	$7,108	5.4%	$4,001	3.3%

Capital Expenditures
Hooker Casegoods	$502		$380
Upholstery	63		34
Home Meridian	302		289
All other	-		-
Consolidated	$867		$703

Depreciation & Amortization
Hooker Casegoods	$504		$536
Upholstery	198		229
Home Meridian	655		2,018
All other	2		2
Consolidated	$1,359		$2,785

	As of April 30,		As of January 29,
	2017	%Total	2017	%Total
Identifiable Assets		Assets		Assets
Hooker Casegoods	$138,220	44.5%	$130,917	41.1%
Upholstery	33,983	10.9%	32,275	10.1%
Home Meridian	137,798	44.4%	154,954	48.6%
All other	583	0.2%	554	0.2%
Intercompany eliminations	(1)	0.0%	(4)
Consolidated	$310,583	100.0%	$318,696	100.0%

Sales by product type are as follows:

	Net Sales (in thousands)
	April 30, 2017	%Total	May 1, 2016	%Total

Casegoods	$94,512	72%	$89,330	73%
Upholstery	36,360	28%	32,501	27%
	$130,872		$121,831

12.      Subsequent Events

Dividends

On June 6, 2017, our board of directors declared a quarterly cash dividend of $0.12 per share, payable on June 30, 2017 to shareholders of record at June 16, 2017.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

All references to the “Company,” “we,” “us” and “our” refer to Hooker Furniture Corporation and its consolidated subsidiaries, unless specifically referring to operating segment information. All references to specific quarterly periods are referring to our fiscal quarters. Our quarterly periods are based on thirteen-week “reporting periods” (which end on a Sunday) rather than quarterly periods consisting of three calendar months. As a result, each quarterly period generally is thirteen weeks, or 91 days, long, except as noted below. All references to the years 2018, 2017 and other years are referring to our fiscal years, unless otherwise stated. Our fiscal years end on the Sunday closest to January 31. In some years (generally once every six years) the fourth quarter will be fourteen weeks long and the fiscal year will consist of fifty-three weeks. The 2013 fiscal year that ended on February 3, 2013 was a 53-week fiscal year.

Forward-Looking Statements

Certain statements made in this report, including statements included under Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in the notes to the consolidated financial statements included in this report, are not based on historical facts, but are forward-looking statements.  These statements reflect our reasonable judgment with respect to future events and typically can be identified by the use of forward-looking terminology such as “believes,” “expects,” “projects,” “intends,” “plans,” “may,” “will,” “should,” “would,” “could” or “anticipates,” or the negative thereof, or other variations thereon, or comparable terminology, or by discussions of strategy.  Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements.  Those risks and uncertainties include but are not limited to:

▪
general economic or business conditions, both domestically and internationally, and instability in the financial and credit markets, including their potential impact on our (i) sales and operating costs and access to financing or (ii) customers and suppliers and their ability to obtain financing or generate the cash necessary to conduct their respective businesses;

▪	the risks specifically related to the concentrations of a material part of our of sales and accounts receivable in only a few customers;
▪	achieving and managing growth and change, and the risks associated with new business lines, acquisitions, restructurings, strategic alliances and international operations;
▪	risks associated with our reliance on offshore sourcing and the cost of imported goods, including fluctuation in the prices of purchased finished goods and transportation and warehousing costs;
▪
adverse political acts or developments in, or affecting, the international markets from which we import products, including duties or tariffs imposed on those products by foreign governments or the U.S. government, including the implementation of a possible border-adjustment tax;

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

Our business is subject to a number of significant risks and uncertainties any of which can adversely affect our business, results of operations, financial condition or future prospects. For a discussion of risks and uncertainties that we face, see the Forward Looking Statements detailed above and Item 1A, “Risk Factors” in our 2017 annual report on Form 10-K.

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

This quarterly report on Form 10-Q includes our unaudited condensed consolidated financial statements for the thirteen-week period (also referred to as “three months,” “three-month period,” “quarter,” “first quarter” or “quarterly period”) that began January 30, 2017 and ended April 30, 2017.  This report discusses our results of operations for this period compared to the 2017 fiscal year thirteen-week period that began February 1, 2016 and ended May 1, 2016; and our financial condition as of April 30, 2017 compared to January 29, 2017.

References in this report to:

▪	the 2018 fiscal year and comparable terminology mean the fiscal year that began January 30, 2017 and will end January 28, 2018; and

▪	the 2017 fiscal year and comparable terminology mean the fiscal year that began February 1, 2016 and ended January 29, 2017.

Dollar amounts presented in the tables below are in thousands except for per share data.

The following discussion should be read in conjunction with the condensed consolidated financial statements, including the related notes, contained elsewhere in this quarterly report. We also encourage users of this report to familiarize themselves with all of our recent public filings made with the Securities and Exchange Commission (“SEC”), especially our 2017 annual report on Form 10-K (“2017 Annual Report”) filed with the SEC on April 14, 2017. Our 2017 Annual Report contains critical information regarding known risks and uncertainties that we face, critical accounting policies and information on commitments and contractual obligations that are not reflected in our condensed consolidated financial statements, as well as a more thorough and detailed discussion of our corporate strategy and new business initiatives.

Our 2017 Annual Report and our other public filings made with the SEC are available, without charge, at www.sec.gov and at http://investors.hookerfurniture.com.

Nature of Operations

Hooker Furniture Corporation (referred to as “we,” “us”, “our” “Hooker” or the “Company”) incorporated in Virginia in 1924, is a designer, marketer and importer of casegoods (wooden and metal furniture), leather furniture and fabric-upholstered furniture for the residential, hospitality and contract markets. We also domestically manufacture premium residential custom leather and custom fabric-upholstered furniture. We are ranked among the nation’s top five largest publicly traded furniture sources, based on 2016 shipments to U.S. retailers, according to a 2017 survey by a leading trade publication.

On February 1, 2016, we acquired substantially all of the assets and assumed certain liabilities of Home Meridian International, Inc. The Home Meridian acquisition (the “Acquisition”) provides us with both access to new customers and new channels of distribution. The Acquisition has more than doubled our net sales and has better positioned us in the fastest growing and emerging channels of distribution, including the e-commerce, warehouse membership clubs and contract channels of distribution.

Overview

Our net sales are derived from the sale of home furnishings, as well as hospitality and contract furniture. We believe that consumer home furnishings purchases are impacted by an array of factors, including general economic conditions such as consumer confidence, availability of consumer credit, energy and other commodity prices, and housing and mortgage markets. These purchases are also impacted by lifestyle-driven factors such as changes in fashion trends, disposable income, household formation and turnover, as well as competition with other discretionary purchases. Hospitality furniture sales are driven primarily by new hotel construction and hotel remodeling activity, which is linked to the strength of the overall economy, including business and personal spending levels. Contract furniture sales are driven largely by senior living facility construction and remodeling activity, which is linked to the number of consumers entering retirement, which is partially related to the strength of the overall economy, including stock market performance.

Approximately 90% of our fiscal 2017 sales were of imported furniture products, primarily from Asia. Our lower overhead, variable-cost import operations help drive our profitability and provide us with more flexibility to respond to changing demand by adjusting inventory purchases from suppliers. This import model requires constant vigilance due to a larger investment in inventory and longer production lead times. We constantly evaluate our imported furniture suppliers and when quality concerns, inflationary pressures, or trade barriers (such as duties and tariffs) diminish our value proposition, we transition sourcing to other suppliers, often located in different countries or regions. Our domestic upholstery operations have both significantly higher overhead and fixed costs than our import operations, and their profitability can be and has been adversely affected by economic downturns.

Executive Summary-Results of Operations

Consolidated net sales for the fiscal 2018 first quarter increased 7.4% to approximately $131 million due primarily to a 13% increase in the Home Meridian segment’s net sales. Net sales in the Hooker Casegoods and Upholstery segments were essentially flat and net sales in our All Other segment increased 6.9%, in each case compared to the prior year fiscal quarter.  Net income increased almost $2.2 million or 90% as compared to the comparable prior year period. As discussed in greater detail under “Results of Operations” below, the following are the primary factors that affected our consolidated fiscal 2018 first quarter results of operations:

▪
Gross profit. Consolidated gross profit increased in absolute terms, but decreased as a percentage of net sales. Gross profit improved in absolute terms and as a percentage of net sales in both the Hooker Casegoods and Upholstery segments, due to favorable product costs due to lower ocean freight rates in Hooker Casegoods and Hooker Upholstery. Gross profit increased in absolute terms at Home Meridian due to higher sales during the quarter, but decreased as a percentage of net sales principally due to customer mix.

▪
Selling and administrative expenses. Consolidated selling and administrative (S&A) expenses decreased in absolute terms and as a percentage of net sales primarily due to higher net sales and the absence of $1.0 million Acquisition-related costs recorded in Hooker Casegoods segment in the prior year fiscal quarter.

▪
Intangible asset amortization expense. The Home Meridian segment recorded $334,000 amortization expense for Acquisition-related intangibles compared to $1.7 million in the comparable prior year period.

▪	Operating income. Consolidated operating income increased $3.1 million or 77.7% to $7.1 million as the result of the factors discussed above and in greater detail in the analysis below.

Review

The Home Meridian segment led the consolidated net sales increase for the quarter with a 13.4% net sales increase, primarily due to increased sales to mega, e-commerce and alternate channel accounts. The Home Meridian segment ended the quarter with a 43% increase in orders and a 29% increase in sales backlog. The impact of Home Meridian’s sales increase was moderated by essentially flat sales at both the Hooker Casegoods (0.3% decrease) and Upholstery (1.3% increase) segments. Both of these segments serve more traditional furniture channels that are either experiencing stagnant sales or are growing at a much slower rate than the newer, emerging channels in our industry. However, there are encouraging signs in both segments. In the Hooker Casegoods segment, both year-to-date orders and sales order backlog increased approximately 7% over the comparable prior-year period.  Year-to-date orders in the Upholstery segment were up nearly 3% and its sales order backlog was up 21%. Within the Upholstery segment, Bradington-Young’s net sales were up over 7%, orders were up 6.2% and its sales order backlog is up nearly 22% as of quarter-end, all compared to the prior year period. While Hooker Upholstery’s net sales were down in the mid-single digits for the quarter due to the lingering effects of a vendor quality issue in the prior year, its orders were up 3.5% and its sales order backlog was up over 85% over the same prior-year period. Although a small part of our consolidated results, the All Other segment reported a 6.9% sales increase, its sales orders were up 28% for the quarter and its backlog up over 30% at quarter-end, all compared to the prior- year period.

Profitability improved both due to the absence of approximately $1 million in Acquisition-related costs that were incurred in the prior year, a $1.3 million decrease in amortization expense, as well as improved gross margins in the Hooker Casegoods segment due to lower returns and allowances, lower freight costs and operating cost containment.  The changing customer mix at Home Meridian had an adverse impact on the gross margins for the quarter which, coupled with certain excess operating costs had an unfavorable impact on Home Meridian’s profitability for the quarter.  Management has begun implementing countermeasures to those challenges.

Results of Operations

The following table sets forth the percentage relationship to net sales of certain items included in the condensed consolidated statements of income included in this report.

	Thirteen Weeks Ended
	April 30,	May 1,
	2017	2016
Net sales	100.0%	100.0%
Cost of sales	78.5	78.2
Gross profit	21.5	21.8
Selling and administrative expenses	15.8	17.2
Intangible asset amortization	0.3	1.4
Operating income	5.4	3.3
Other income, net	0.2	0.1
Interest expense, net	0.2	0.2
Income before income taxes	5.4	3.2
Income tax expense	1.8	1.1
Net income	3.6	2.1

Fiscal 2018 First Quarter Compared to Fiscal 2017 First Quarter

	Net Sales
	Thirteen Weeks Ended
	April 30, 2017		May 1, 2016		$ Change	% Change
		% Net Sales		% Net Sales
Hooker Casegoods	$32,815	25.1%	$32,929	27.0%	$(114)	-0.3%
Upholstery	22,182	16.9%	21,893	18.0%	289	1.3%
Home Meridian	73,702	56.3%	64,976	53.3%	8,726	13.4%
All Other	2,173	1.7%	2,033	1.7%	140	6.9%
Intercompany Eliminations	-		-		-
Consolidated	130,872	100%	121,831	100%	9,041	7.4%

Unit Volume	FY18 Q1 % Increase vs. FY17 Q1	Average Selling Price (ASP)	FY18 Q1 % Increase vs. FY17 Q1

Hooker Casegoods	0.3%	Hooker Casegoods	-1.1%
Upholstery	3.0%	Upholstery	-2.4%
Home Meridian	20.7%	Home Meridian	-3.0%
All Other	8.3%	All Other	-2.0%
Consolidated	16.6%	Consolidated	-6.4%

Consolidated net sales increased primarily as a result of higher incoming order rates at Home Meridian and to a lesser extent in the Upholstery segment,  offset by and a decline in average selling prices and flat unit volume in the Hooker Casegoods segment. The Home Meridian segment’s unit volume increased primarily due to increased sales to mega, e-commerce and alternate channels accounts. We believe the Hooker Casegoods segment unit volume was flat primarily due to sluggish retail furniture sales in the traditional furniture channels in which that segment competes, a trend which began in the second half of fiscal 2016 and one that seems generally consistent with that of the overall home furnishings industry. Average selling price in the Hooker Casegoods segment declined 1.1% due to product mix and the greater volume of container direct shipments in the current year.  The decrease in Home Meridian segment average selling price was attributable to customer mix which negatively affected that segment’s sales allowance expense. Hooker Casegoods and Upholstery segment average selling prices decreased primarily due to the mix of products shipped. Although a small part of our consolidated results, unit volume increased in our All Other segment due to an increase in H Contract unit volume and ASP decreased primarily to the continued liquidation of Homeware’s inventory.

	Gross Income and Margin
	Thirteen Weeks Ended
	April 30, 2017		May 1, 2016		$ Change	% Change
		% Net Sales		% Net Sales
Hooker Casegoods	$10,872	33.1%	$10,154	30.8%	$718	7.1%
Upholstery	5,623	25.3%	5,076	23.2%	547	10.8%
Home Meridian	11,006	14.9%	10,710	16.5%	296	2.8%
All Other	640	29.4%	656	32.3%	(16)	-2.4%
Intercompany Eliminations	2		3		(1)
Consolidated	$28,143	21.5%	$26,599	21.8%	$1,544	5.8%

Consolidated gross profit increased in the fiscal 2018 first quarter, primarily due to favorable product costs at Hooker Casegoods and at Hooker Upholstery due to lower ocean freight rates and to a lesser extent lower product costs due to a one-time vendor price concession due to a prior-year vendor quality issue at Hooker Upholstery. Gross profit increased in absolute terms at Home Meridian due to higher sales during the quarter, but decreased as a percentage of net sales principally due to increased sales allowance expense resulting from changes in product mix during the quarter. Decreased gross profit in the All Other segment was due to higher discounts for the liquidation of Homeware inventory, partially offset by increased gross profit at Hooker Contract due to increased sales.

	Selling and Administrative Expenses
	Thirteen Weeks Ended
	April 30, 2017		May 1, 2016		$ Change	% Change
		% Net Sales		% Net Sales
Hooker Casegoods	$6,944	21.2%	$8,073	24.5%	$(1,129)	-14.0%
Upholstery	3,329	15.0%	3,313	15.1%	16	0.5%
Home Meridian	9,856	13.4%	8,968	13.8%	888	9.9%
All Other	572	26.4%	590	29.0%	(18)	-3.1%
Consolidated	$20,701	15.8%	$20,944	17.2%	$(243)	-1.2%

Consolidated S&A expenses decreased both in absolute terms and as a percentage of net sales primarily due to the absence of $1.0 million Acquisition-related expenses recorded in the Hooker Casegoods segment in the fiscal 2017 first quarter. These decreases were partially offset by increased Home Meridian S&A expenses due principally to increased bad debts expense due to a customer balance written off during the period and increased professional service fees due primarily to increased compliance costs.

	Intangible Asset Amortization
	Thirteen Weeks Ended
	April 30, 2017		May 1, 2016		$ Change	% Change
Home Meridian		% Net Sales		% Net Sales
Intangible asset amortization	$334	0.3%	$1,654	1.4%	$(1,320)	-79.8%

Intangible asset amortization expense was higher in the prior year quarter due to the short amortization period of some of the intangible assets recorded as a result of the Acquisition.

	Operating Profit and Margin
	Thirteen Weeks Ended
	April 30, 2017		May 1, 2016		$ Change	% Change
		% Net Sales		% Net Sales
Hooker Casegoods	$3,929	12.0%	$2,081	6.3%	$1,848	88.8%
Upholstery	2,294	10.3%	1,763	8.1%	531	30.1%
Home Meridian	816	1.1%	88	0.1%	728	827.3%
All Other	67	3.1%	67	3.3%	-	0.0%
Intercompany Eliminations	2		2		-	0.0%
Consolidated	$7,108	5.4%	$4,001	3.3%	$3,107	77.7%

Operating profitability increased for the fiscal 2018 first quarter compared to the same prior-year period, both as a percentage of net sales and in absolute terms, due to the factors discussed above.

	Interest Expense, net
	Thirteen Weeks Ended
	April 30, 2017		May 1, 2016		$ Change	% Change
		% Net Sales		% Net Sales
Consolidated interest expense, net	$251	0.2%	$263	0.2%	$(12)	-4.6%

Consolidated interest expense was recognized on our Acquisition-related term loans.

	Income taxes
	Thirteen Weeks Ended
	April 30, 2017		May 1, 2016		$ Change	% Change
		% Net Sales		% Net Sales
Consolidated income tax expense	$2,334	1.8%	$1,397	1.1%	$937	67.1%

Effective Tax Rate	33.0%		35.8%

We recorded income tax expense of $2.3 million for the fiscal 2018 first quarter, compared to $1.4 million for the same prior-year period.  The effective tax rates for the fiscal 2018 and 2017 first quarters were 33.0% and 35.8%, respectively.  Our effective tax rate was lower in the fiscal 2018 first quarter as a result of a state tax credit received during the quarter.

	Net Income
	Thirteen Weeks Ended
	April 30, 2017		May 1, 2016		$ Change	% Change
Net Income		% Net Sales		% Net Sales
Consolidated	$4,746	3.6%	$2,500	2.1%	$2,246	89.8%

Earnings per share	$0.41		$0.22

Outlook

So far in fiscal 2018, we have seen improved demand for our products compared to the same period a year ago. As of early June 2017, orders and backlogs continue to be positive across all segments, which we believe bodes well for fiscal 2018 second quarter sales. Given the mostly positive economic news over the past year, we are optimistic about our longer-term future, with our legacy businesses and the new and emerging channels we now have access to through our Home Meridian segment. We believe that consumer tastes and channels in which they shop for furniture are evolving at a rapid pace and we are changing to meet these demands.

We are actively managing our lower overhead, variable-cost import operations in order to control costs and effectively manage working capital. Management is also focused on continually improving the efficiency of our domestic manufacturing operations. We recognize the need to grow our Hooker legacy business long-term and to convert higher sales into increased profitability in our Home Meridian segment. With these objectives in mind, we have recently completed a strategic review and have put in place dedicated management focus for each of our business units which we believe will lead to profitable growth. The result is that each of the business units targets a different market niche and has completely dedicated leadership, product and sales management teams. This simplified organizational structure positions each unit to pursue emerging channels of distribution that offer higher growth opportunities.

We face a number of significant risks and uncertainties, as more fully discussed in Item 1A, “Risk Factors” in our 2017 Annual Report.

Financial Condition, Liquidity and Capital Resources

Cash Flows – Operating, Investing and Financing Activities

	Thirteen Weeks Ended
	April 30,	May 1,
	2017	2016
Net cash provided by operating activities	$17,842	$14,461
Net cash used in investing activities	(1,000)	(86,913)
Net cash (used in) provided by financing activities	(2,852)	50,884
Net increase (decrease) in cash and cash equivalents	$13,990	$(21,568)

During the three months ended April 30, 2017, cash generated from operations of $17.8 million helped to fund an increase in cash and cash equivalents of $14.0 million and pay $1.5 million in long-term debt payments, $1.4 million in cash dividends and $867,000 of capital expenditures to enhance our business systems and facilities.

In comparison, during the three months ended May 1, 2016, $14.5 million in cash generated from operations, $25 million in cash on hand and $60 million in term-loan proceeds helped fund the Acquisition and pay $7.8 million in long-term debt payments, $1.2 million in cash dividends and $700,000 of capital expenditures to enhance our business systems and facilities.

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

Loan Agreement and Revolving Credit Facility

On February 1, 2016, (the “Closing Date”) we entered into an amended and restated loan agreement (the “Loan Agreement”) with Bank of America, N.A. (“BofA”) in connection with the closing of the Acquisition. Also on February 1, 2016, we borrowed in full the amounts available under the Unsecured Term Loan (the “Unsecured Term Loan”) and the Secured Term Loan (the “Secured Term Loan”) in connection with the completion of the Acquisition.

Details of the individual credit facilities provided for in the amended and restated Loan Agreement are as follows:

▪
Unsecured revolving credit facility. The Loan Agreement increased the amount available under our existing unsecured revolving credit facility from $15 million to $30 million and increased the sublimit of the facility available for the issuance of letters of credit from $3 million to $4 million. Amounts outstanding under the revolving facility bear interest at a rate, adjusted monthly, equal to the then-current LIBOR monthly rate plus 1.50%. We must also pay a quarterly unused commitment fee that is based on the average daily amount of the facility utilized during the applicable quarter;

▪
Unsecured Term Loan. The Loan Agreement provided us with a $41 million Unsecured Term Loan. Any amount borrowed under the Unsecured Term Loan will bear interest at a rate, adjusted monthly, equal to the then-current LIBOR monthly rate plus 1.50%. We must repay any principal amount borrowed under the Unsecured Term Loan in monthly installments of approximately $490,000, together with any accrued interest, until the full amount borrowed is repaid or until February 1, 2021, at which time all amounts outstanding under the Unsecured Term Loan will become due and payable; and

▪
Secured Term Loan. The Loan Agreement provided us with a $19 million term loan secured by a security interest in certain Company-owned life insurance policies granted to BofA under a security agreement, dated as of February 1, 2016 (the “Security Agreement”). Any amounts borrowed under the Secured Term Loan will bear interest at a rate, adjusted monthly, equal to the then-current LIBOR monthly rate plus 0.50%. We must pay the interest accrued on any principal amounts borrowed under the Secured Term Loan on a monthly basis until the full principal amount borrowed is repaid or until February 1, 2021, at which time all amounts outstanding under the Secured Term Loan will become due and payable. BofA’s rights under the Security Agreement are enforceable upon the occurrence of an event of default under the Loan Agreement.

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

The Loan Agreement also limits our right to incur other indebtedness, make certain investments and to create liens upon our assets (subject to certain exceptions) among other restrictions. The Loan Agreement does not restrict our ability to pay cash dividends on, or repurchase, shares of our common stock, subject to our compliance with the financial covenants discussed above, if we are not otherwise in default under the Loan Agreement.

We were in compliance with each of these financial covenants at April 30, 2017 and expect to remain in compliance with existing covenants through fiscal 2018 and for the foreseeable future.

Revolving Credit Facility Availability

As of April 30, 2017, we had an aggregate $28.5 million available under our revolving credit facility to fund working capital needs. Standby letters of credit in the aggregate amount of $1.5 million, used to collateralize certain insurance arrangements and for imported product purchases, were outstanding under the revolving credit facility as of April 30, 2017.  There were no additional borrowings outstanding under the revolving credit facility as of April 30, 2017.

Capital Expenditures

We expect to spend between $2.0 million to $3.5 million in capital expenditures fairly evenly during the remainder of the 2018 fiscal year to maintain and enhance our operating systems and facilities.

Share Repurchase Authorization

During fiscal 2013, our Board of Directors authorized the repurchase of up to $12.5 million of shares of the Company’s common stock. The authorization does not obligate us to acquire a specific number of shares during any period and does not have an expiration date, but it may be modified, suspended or discontinued at any time at the discretion of our Board of Directors. Repurchases may be made from time to time in the open market, or through privately negotiated transactions or otherwise, in compliance with applicable laws, rules and regulations, and subject to our cash requirements for other purposes, compliance with the covenants under the Loan Agreement and other factors we deem relevant. No shares have been repurchased since fiscal 2013. Approximately $11.8 million remained available for future repurchases under the authorization as of April 30, 2017.

Recently Issued Accounting Standards

See note 1, Basis of Presentation, to the unaudited condensed consolidated financial statements included in Item 1 of Part I of this Form 10-Q, for a detailed description of recent accounting pronouncements.

Critical Accounting Policies

Except as discussed below, there have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our 2017 Annual Report.

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

Interest Rate Risk

Borrowings under our revolving credit facility and the Unsecured Term Loan bear interest based on LIBOR plus 1.5% and borrowings under the Secured Term Loan bear interest based on LIBOR plus 0.5%. As such, these debt instruments expose us to market risk for changes in interest rates. There was no outstanding balance under our revolving credit facility as of April 30, 2017, other than standby letters of credit in the amount of $1.5 million. However, as of April 30, 2017, $45.8 million was outstanding under our term loans. A 1% increase in the LIBOR rate would result in an annual increase in interest expenses on our terms loans of approximately $430,000.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended April 30, 2017.  Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective as of April 30, 2017 to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to the Company’s management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure and are effective to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the fiscal quarter ended April 30, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended April 30, 2017, formatted in Extensible Business Reporting Language (“XBRL”): (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of income, (iii) condensed consolidated statements of comprehensive income, (iv) condensed consolidated statements of cash flows, and (v) the notes to the condensed consolidated financial statements

____________
*Filed herewith
** Furnished herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

 HOOKER FURNITURE CORPORATION

Date: June 8, 2017	By: /s/Paul A. Huckfeldt
Paul A. Huckfeldt
Chief Financial Officer and
Senior Vice President – Finance and
Accounting