Form 10-Q
period 2017-07-30
HOOKER FURNITURE CORP
filed 2017-09-08
CIK 1077688

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 30, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of September 1, 2017:

Common stock, no par value	11,586,391
(Class of common stock)	(Number of shares)

PART I.  FINANCIAL INFORMATION

Item 1.      Financial Statements

HOOKER FURNITURE CORPORATION AND SUBSIDIARIES
 CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

As of	July 30,	January 29,
	2017	2017
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$45,818	$39,792
Trade accounts receivable, net	75,371	92,578
Inventories	82,036	75,303
Prepaid expenses and other current assets	4,246	4,244
Total current assets	207,471	211,917
Property, plant and equipment, net	25,507	25,803
Cash surrender value of life insurance policies	23,178	22,366
Deferred taxes	6,019	7,264
Intangible assets	25,256	25,923
Goodwill	23,187	23,187
Other assets	2,241	2,236
Total non-current assets	105,388	106,779
Total assets	$312,859	$318,696

Liabilities and Shareholders’ Equity
Current liabilities
Current portion of term loan	$5,822	$5,817
Trade accounts payable	27,712	36,552
Accrued salaries, wages and benefits	7,049	8,394
Income tax accrual	953	4,323
Customer deposits	5,993	5,605
Other accrued expenses	3,288	3,369
Total current liabilities	50,817	64,060
Long term debt	38,858	41,772
Deferred compensation	11,041	10,849
Pension plan	3,008	3,499
Other long-term liabilities	793	589
Total long-term liabilities	53,700	56,709
Total liabilities	104,517	120,769

Shareholders’ equity
Common stock, no par value, 20,000 shares authorized, 11,590 and 11,563 shares issued and outstanding on each date	40,403	39,753
Retained earnings	167,434	157,688
Accumulated other comprehensive income	505	486
Total shareholders’ equity	208,342	197,927
Total liabilities and shareholders’ equity	$312,859	$318,696

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

HOOKER FURNITURE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 30,	July 31,	July 30,	July 31,
	2017	2016	2017	2016

Net sales	$156,308	$136,163	$287,180	$257,994

Cost of sales	123,191	107,685	225,920	202,917

Gross profit	33,117	28,478	61,260	55,077

Selling and administrative expenses	20,989	19,441	41,690	40,385
Intangible asset amortization	333	813	667	2,467

Operating income	11,795	8,224	18,903	12,225

Other income, net	499	259	722	418
Interest expense, net	282	247	533	511

Income before income taxes	12,012	8,236	19,092	12,132

Income tax expense	4,234	2,887	6,568	4,284

Net income	$7,778	$5,349	$12,524	$7,848

Earnings per share
Basic	$0.67	$0.46	$1.08	$0.68
Diluted	$0.67	$0.46	$1.08	$0.68

Weighted average shares outstanding:
Basic	11,565	11,533	11,554	11,524
Diluted	11,593	11,554	11,587	11,548

Cash dividends declared per share	$0.12	$0.10	$0.24	$0.20

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

HOOKER FURNITURE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 30,	July 31,	July 30,	July 31,
	2017	2016	2017	2016

Net Income	$7,778	$5,349	$12,524	$7,848
Other comprehensive income (loss):
Amortization of actuarial loss (gain)	15	(18)	31	(35)
Income tax effect on amortization	(6)	6	(11)	12
Adjustments to net periodic benefit cost	9	(12)	20	(23)

Total comprehensive Income	$7,787	$5,337	$12,544	$7,825

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

HOOKER FURNITURE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Twenty-Six Weeks Ended
	July 30,	July 31,
	2017	2016
Operating Activities:
Net income	$12,524	$7,848
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,697	4,748
Gain on disposal of assets	(43)	(36)
Deferred income tax expense (benefit)	1,234	(1,875)
Noncash restricted stock and performance awards	951	832
Provision for doubtful accounts	173	(506)
Changes in assets and liabilities:
Trade accounts receivable	17,034	10,078
Inventories	(6,732)	4,458
Gain on life insurance policies	(478)	(541)
Prepaid expenses and other current assets	185	109
Trade accounts payable	(9,283)	(2,474)
Accrued salaries, wages, and benefits	(1,559)	(1,451)
Accrued income taxes	(3,371)	2,032
Customer deposits	388	2,304
Other accrued expenses	313	(1,380)
Deferred compensation	(355)	(51)
Other long-term liabilities	207	6
Net cash provided by operating activities	$13,885	$24,101

Investing Activities:
Acquisition of Home Meridian	$-	$(86,062)
Purchases of property and equipment	(1,665)	(1,160)
Proceeds received on notes from sale of assets	63	96
Proceeds from life insurance premiums	-	644
Premiums paid on life insurance policies	(550)	(594)
Net cash used in investing activities	(2,152)	(87,076)

Financing Activities:
Proceeds from long-term debt	$-	$60,000
Payments for long-term debt	(2,929)	(9,361)
Debt issuance cost	-	(165)
Cash dividends paid	(2,778)	(2,310)
Net cash (used in) provided by financing activities	(5,707)	48,164

Net increase (decrease) in cash and cash equivalents	6,026	(14,811)
Cash and cash equivalents - beginning of year	39,792	53,922
Cash and cash equivalents - end of quarter	$45,818	$39,111

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$8,705	$4,120
Cash paid for interest, net	489	391
Non-cash transactions:
Acquisition cost paid in common stock	$-	$20,267
Increase in property and equipment through accrued purchases	50	54

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

HOOKER FURNITURE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar and share amounts in tables, except per share amounts, in thousands unless otherwise indicated)
(Unaudited)
For the Twenty-Six Weeks Ended July 30, 2017

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

The financial statements contained herein are being filed as part of a quarterly report on Form 10-Q covering the thirteen-week period (also referred to as “three months,” “three-month period,” “quarter,” “second quarter” or “quarterly period”) that began May 1, 2017, and the twenty-six week period (also referred to as “six months,” “six-month period” or “first half”) that began January 30, 2017, which both ended July 30, 2017,  compared to the  thirteen-week period that began May
2, 2016 and the twenty-six week period that began February 1, 2016, which both ended July 31, 2016.

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

We adopted ASU 2015-11, “Inventory (Topic 330): Simplifying the Measurement of Inventory” in the first quarter of fiscal 2018. ASU 2015-11 requires that inventory within the scope of this update be measured at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The amendments in this update do not apply to inventory that is measured using last-in, first-out (“LIFO”) or the retail inventory method; consequently, since our inventories are measured under the LIFO method, the adoption of this guidance did not have an impact upon our financial condition or results of operations.

2. Accounts Receivable

	July 30,	January 29,
	2017	2017

Trade accounts receivable	$82,221	$99,378
Receivable from factor	-	6
Other accounts receivable allowances	(6,073)	(6,298)
Allowance for doubtful accounts	(777)	(508)
Accounts receivable	$75,371	$92,578

3.	Inventories

	July 30,	January 29,
	2017	2017
Finished furniture	$91,342	$85,520
Furniture in process	722	735
Materials and supplies	8,723	7,536
Inventories at FIFO	100,787	93,791
Reduction to LIFO basis	(18,751)	(18,488)
Inventories	$82,036	$75,303

4. Property, Plant and Equipment

	Depreciable Lives	July 30,	January 29,
	(In years)	2017	2017

Buildings and land improvements	15 - 30	$24,015	$23,392
Computer software and hardware	3 - 10	17,661	17,308
Machinery and equipment	10	5,660	5,031
Leasehold improvements	Term of lease	7,246	7,104
Furniture and fixtures	3 - 8	1,946	1,903
Other	5	561	562
Total depreciable property at cost		57,089	55,300
Less accumulated depreciation		33,154	31,167
Total depreciable property, net		23,935	24,133
Land		1,067	1,067
Construction-in-progress		505	603
Property, plant and equipment, net		$25,507	$25,803

5. Fair Value Measurements

Fair value is the price that would be received to sell an asset or paid to transfer a liability (an “exit price”) in an orderly transaction between market participants on the applicable measurement date. We use a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include:

Level 1, defined as observable inputs such as quoted prices in active markets for identical assets and liabilities;

Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and

Level 3, defined as unobservable inputs for which little or no market data exists, therefore requiring an entity to develop its own assumptions.

As of July 30, 2017 and January 29, 2017, Company-owned life insurance was measured at fair value on a recurring basis based on Level 2 inputs. The fair value of the Company-owned life insurance is determined by inputs that are readily available in public markets or can be derived from information available in publicly quoted markets. Additionally, the fair value of the Company-owned life insurance is marked to market each reporting period and any change in fair value is reflected in income for that period.

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

Our assets measured at fair value on a recurring basis at July 30, 2017 and January 29, 2017, were as follows:

	Fair value at July 30, 2017				Fair value at January 29, 2017
Description	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets measured at fair value
Company-owned life insurance	$-	$23,178	$-	$23,178	$-	$22,366	$-	$22,366
Pension plan assets*	13,881	-	-	13,881	13,881	-	-	13,881

* as of January 29, 2017 for Pension Plan assets.

6. Intangible Assets

		July 30,	January 29,
	Segment	2017	2017
Non-amortizable Intangible Assets
Goodwill	Home Meridian	$23,187	$23,187
Trademarks and trade names - Home Meridian	Home Meridian	11,400	11,400
Trademarks and trade names - Bradington-Young	Upholstery	861	861
Trademarks and trade names - Sam Moore	Upholstery	396	396
Total non-amortizable assets		$35,844	$35,844

All of our amortizable intangible assets are recorded in our Home Meridian segment. The carrying amounts and changes therein of those amortizable intangible assets were as follows:

	Amortizable Intangible Assets
	Customer
	Relationships	Trademarks	Totals

Balance at January 29, 2017	$13,091	$175	$13,266
Amortization	(655)	(12)	(667)
Balance at July 30, 2017	$12,436	$163	$12,599

The estimated amortization expense associated with our amortizable intangible assets is expected to be as follows:

Fiscal Year	Amount

Remainder of 2018	$667
2019	1,334
2020	1,334
2021	1,334
2022	1,334
Thereafter	6,596
$12,599

For the remainder of fiscal 2018, expected amortization expense will be approximately $334,000 per quarter.

7. Long-Term Debt

On February 1, 2016, we entered into an amended and restated loan agreement with Bank of America, N.A. and borrowed $60 million, the full amounts available under the Unsecured Term Loan (the “Unsecured Term Loan”) and the Secured Term Loan (the “Secured Term Loan”) in connection with the completion of the HMI Acquisition. We may prepay any outstanding principal amounts borrowed under either the Unsecured Term Loan or the Secured Term Loan in full or in part on any interest payment date without penalty.
Additionally, we incurred $165,000 in debt issuance costs in connection with our term loans in the fiscal 2017 first quarter. These costs are amortized over the life of the loan using the interest method and are included in the “interest expense” line of our condensed consolidated income statements. Unamortized debt issuance costs are netted against the carrying value of our term loans on our condensed consolidated balance sheets. As of July 30, 2017, unamortized loan costs of $102,000 were netted against the carrying value of our term loans on our condensed consolidated balance sheets.

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

The consolidated liability for our retirement plan obligations at July 30, 2017 and January 29, 2017 are shown below and are shown in our condensed consolidated balance sheets as follows:

	July 30,	January 29,
	2017	2017
Accrued salaries, wages and benefits (current portions)
SRIP	$473	$473
SERP	221	221
Pension	-	-
Total current portion	$694	$694

Long-term portions
SRIP	$8,548	$8,372
SERP	2,006	2,081
Total deferred compensation*	10,554	10,453
Pension	3,008	3,499
Total deferred compensation and pension plans	$13,562	$13,952

Consolidated pension liabilities	$14,256	$14,646

*Total Deferred Compensation shown in the Long-Term Liabilities section of our Condensed Consolidated Balance Sheets is $11.0 million and $10.8 million at July 30, 2017 and January 29, 2017. These totals include the SRIP and SERP amounts shown in the table above, as well as miscellaneous additional long-term compensation-related items unrelated to these plans.

Components of net periodic benefit cost for the SRIP, SERP and Pension Plans are included in our condensed consolidated statements of income under selling and administrative expenses.

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 30,	July 31,	July 30,	July 31,
	2017	2016	2017	2016
Net periodic benefit costs
SRIP:
Service cost	$76	$94	$152	$187
Interest cost	86	85	172	170
Actuarial loss (gain)	15	(18)	31	(35)
Total SRIP	177	161	355	322

SERP:
Interest cost	21	22	41	44
Total SERP	21	22	41	44

Pension Plan:
Interest cost	173	187	346	376
Expected return on pension plan assets	(234)	(197)	(467)	(395)
Expected administrative expenses	70	70	140	140
Total Pension Plan	9	60	19	121

Consolidated net periodic benefit costs	$207	$243	$415	$487

The expected long-term rate of return on Pension Plan assets is 7.0% as of the Pension Plan’s most recent valuation date of January 29, 2017.

We contributed $511,000 in required contributions to the Pension Plan in the first half of fiscal 2018. We expect to contribute an additional $265,000 in required contributions to the Pension Plan in the second half of fiscal 2018. The SRIP and SERP plans are unfunded plans. Consequently, we expect to pay a total of approximately $315,000 in benefit payments from our general assets during the remainder of fiscal 2018 to fund SRIP and SERP payments.

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

	July 30,	January 29,
	2017	2017

Restricted shares	19	26
Restricted stock units	19	20
	38	46

All restricted shares and RSUs awarded that have not yet vested are considered when computing diluted earnings per share. The following table sets forth the computation of basic and diluted earnings per share:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 30,	July 31,	July 30,	July 31,
	2017	2016	2017	2016

Net income	$7,778	$5,349	$12,524	$7,848
Less: Unvested participating restricted stock dividends	3	3	6	5
Net earnings allocated to unvested participating restricted stock	16	12	27	18
Earnings available for common shareholders	7,759	5,334	12,491	7,825

Weighted average shares outstanding for basic earnings per share	11,565	11,533	11,554	11,524
Dilutive effect of unvested restricted stock and RSU awards	28	21	33	24
Weighted average shares outstanding for diluted earnings per share	11,593	11,554	11,587	11,548

Basic earnings per share	$0.67	$0.46	$1.08	$0.68

Diluted earnings per share	$0.67	$0.46	$1.08	$0.68

10. Income Taxes

We recorded income tax expense of $4.2 million for the fiscal 2018 second quarter compared to $2.9 million for the comparable prior year period. The effective tax rates for the fiscal 2018 and 2017 second quarter were 35.2% and 35.1%, respectively. Our effective tax rate was higher in the fiscal 2018 second quarter primarily due to the life insurance proceeds received in the prior year second quarter. The effective tax rates for the first half of fiscal 2018 and 2017 were 34.4% and 35.3%, respectively. The effective tax rate was lower in the 2018 first half as a result of the excess tax benefits from share-based compensation and a state tax credit received during FY2018 first quarter.

The net unrecognized tax benefits as of July 30, 2017 and January 29, 2017, which, if recognized, would affect our effective tax rate are $205,000 and $201,000, respectively.
Tax years ending February 2, 2014 through January 29, 2017 remain subject to examination by federal and state taxing authorities.

11. Segment Information

As a public entity, we are required to present disaggregated information by segment using the management approach. The objective of this approach is to allow users of our financial statements to see our business through the eyes of management based upon the way management reviews performance and makes decisions. The management approach requires segment information to be reported based on how management internally evaluates the operating performance of the company’s business units or segments. The objective of this approach is to meet the basic principles of segment reporting as outlined in Accounting Standards Codification Topic 280, “Segment Reporting” (“ASC 280”), which are to allow the users of our financial statements to:

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
▪
All other, which includes H Contract and Homeware, two businesses started in 2013. Neither of these segments met the ASC 280 aggregation criteria nor were individually reportable; therefore, we combined them in an “All other” segment in accordance with ASC 280. We note that Homeware failed to reach critical mass and its operations were wound down during the fiscal 2018 second quarter; and

▪
Home Meridian, a business acquired at the beginning of fiscal 2017, is stand-alone, mostly autonomous business that serves a different type or class of customer than do the legacy Hooker businesses and at much lower margins.

The following table presents segment information for the periods, and as of the dates, indicated:

	Thirteen Weeks Ended				Twenty-Six Weeks Ended
	July 30,		July 31,		July 30,		July 31,
	2017		2016		2017		2016
		% Net		% Net		% Net		% Net
Net Sales		Sales		Sales		Sales		Sales
Hooker Casegoods	$34,880	22.3%	$33,582	24.7%	$67,695	23.6%	$66,510	25.8%
Upholstery	22,364	14.3%	19,847	14.6%	44,546	15.5%	41,740	16.2%
Home Meridian	96,403	61.7%	80,362	59.0%	170,105	59.2%	145,338	56.3%
All other	2,661	1.7%	2,372	1.7%	4,834	1.7%	4,406	1.7%
Intercompany eliminations	-		-		-		-
Consolidated	$156,308	100.0%	$136,163	100%	$287,180	100.0%	$257,994	100%

Gross Profit
Hooker Casegoods	$10,766	30.9%	$10,662	31.7%	$21,638	32.0%	$20,816	31.3%
Upholstery	5,442	24.3%	4,642	23.4%	11,065	24.8%	9,718	23.3%
Home Meridian	16,061	16.7%	12,413	15.4%	27,067	15.9%	23,123	15.9%
All other	847	31.8%	757	31.9%	1,487	30.8%	1,413	32.1%
Intercompany eliminations	1		4		3		7
Consolidated	$33,117	21.2%	$28,478	20.9%	$61,260	21.3%	$55,077	21.3%

Operating Income
Hooker Casegoods	$3,999	11.5%	$4,341	12.9%	$7,928	11.7%	$6,422	9.7%
Upholstery	2,314	10.3%	1,316	6.6%	4,608	10.3%	3,078	7.4%
Home Meridian	5,235	5.4%	2,365	2.9%	6,051	3.6%	2,453	1.7%
All other	246	9.2%	198	8.4%	313	6.5%	265	6.0%
Intercompany eliminations	1		4		3		7
Consolidated	$11,795	7.5%	$8,224	6.0%	$18,903	6.6%	$12,225	4.7%

Capital Expenditures
Hooker Casegoods	$464		$342		$966		$722
Upholstery	144		174		207		208
Home Meridian	190		(59)		492		230
All other	-		-		-		-
Consolidated	$798		$457		$1,665		$1,160

Depreciation
& Amortization
Hooker Casegoods	$479		$548		$983		$1,084
Upholstery	193		236		391		465
Home Meridian	663		1,176		1,318		3,194
All other	3		3		5		5
Consolidated	$1,338		$1,963		$2,697		$4,748

	As of July 30,		As of January 29,
	2017	%Total	2017	%Total
Identifiable Assets		Assets		Assets
Hooker Casegoods	$133,721	42.7%	$130,917	41.1%
Upholstery	34,493	11.0%	32,275	10.1%
Home Meridian	144,111	46.1%	154,954	48.6%
All other	534	0.2%	554	0.2%
Intercompany eliminations	-		(4)	0.0%
Consolidated	$312,859	100.0%	$318,696	100%

Sales by product type are as follows:

	Net Sales (in thousands)
	Thirteen Weeks Ended				Twenty-Six Weeks Ended
	July 30,		July 31,		July 30,		July 31,
	2017	%Total	2016	%Total	2017	%Total	2016	%Total
Casegoods	$106,851	68%	$88,848	65%	$201,534	70%	$178,045	69%
Upholstery	49,457	32%	47,315	35%	85,646	30%	79,949	31%
	$156,308	100%	$136,163	100%	$287,180	100%	$257,994	100%

12. Subsequent Events
Dividends
On August 29, 2017, our board of directors declared a quarterly cash dividend of $0.12 per share, payable on September 29, 2017 to shareholders of record at September 15, 2017.
Proposed Acquisition
On September 6, 2017, we reached a definitive agreement to acquire Shenandoah Furniture, Inc. (the “Shenandoah” Acquisition), a North Carolina-based domestic upholstery manufacturer, for $40 million. The acquisition agreement includes substantially all of the assets and certain liabilities of Shenandoah, which is headquartered in Valdese, N.C. and operates leased plants in Valdese and Mt. Airy, N.C. and Martinsville, VA. The $40 million purchase price consists of $32 million in cash, of which approximately $12 million is expected to be in the form of additional bank debt, and $8 million in newly issued common shares. The cash portion of the purchase price is subject to customary working capital adjustments.  We expect the acquisition to be accretive to earnings in our 2019 fiscal year, which begins on January 29, 2018. In the short-term, we expect a nominal reduction in earnings for the remainder of fiscal 2018 due to the timing of the acquisition and some short-term additional expenses related to the acquisition. We expect the acquisition to close during our third fiscal quarter which ends October 29, 2017, subject to among other things, third party consents and other customary closing conditions. The transaction does not require approval by our shareholders.

Item 2.      Management’s Discussion and Analysis of Financial Condition and Results of Operations

All references to the “Company,” “we,” “us” and “our” refer to Hooker Furniture Corporation and its consolidated subsidiaries, unless specifically referring to operating segment information. All references to “legacy Hooker” or “legacy Hooker business” divisions, or companies refer to the current components of our Hooker Casegoods and Upholstery operating segments. All references to specific quarterly periods are referring to our fiscal quarters. Our quarterly periods are based on thirteen-week “reporting periods” (which end on a Sunday) rather than quarterly periods consisting of three calendar months. As a result, each quarterly period generally is thirteen weeks, or 91 days, long, except as noted below. All references to the years 2018, 2017 and other years are referring to our fiscal years, unless otherwise stated. Our fiscal years end on the Sunday closest to January 31. In some years (generally once every six years) the fourth quarter will be fourteen weeks long and the fiscal year will consist of fifty-three weeks.

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
▪
achieving and managing growth and change, and the risks associated with new business lines, acquisitions (including the proposed Shenandoah Acquisition), restructurings, strategic alliances and international operations;

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
▪
changes in actuarial assumptions, the interest rate environment, the return on plan assets and future funding obligations related to the Pension Plan, which can affect future funding obligations, costs and plan liabilities;

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

▪	higher than expected employee medical and workers’ compensation costs that may increase the cost of our self-insured healthcare and workers’ compensation plans.

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

Our business is subject to a number of significant risks and uncertainties any of which can adversely affect our business, results of operations, financial condition or future prospects. For a discussion of risks and uncertainties that we face, see the Forward Looking Statements detailed above and Item 1A, “Risk Factors” in our 2017 annual report on Form 10-K (the “2017 Annual Report”), and Item 1A of Part II of this quarterly report on Form 10-Q.

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

This quarterly report on Form 10-Q includes our unaudited condensed consolidated financial statements for the thirteen-week period (also referred to as “three months,” “three-month period,” “quarter,” “first quarter” or “quarterly period”) that began May 1, 2017, and the twenty-six week period (also referred to as “six months,” “six-month period” or “first half”) that began January 30, 2017, which both ended July 30, 2017. This report discusses our results of operations for this period compared to the 2017 fiscal year thirteen-week period that began May 2, 2016 and the twenty-six week period that began February 1, 2016, which both ended July 31, 2016; and our financial condition as of July 30, 2017 compared to January 29, 2017.

References in this report to:

▪	the 2018 fiscal year and comparable terminology mean the fiscal year that began January 30, 2017 and will end January 28, 2018; and

▪	the 2017 fiscal year and comparable terminology mean the fiscal year that began February 1, 2016 and ended January 29, 2017.

Dollar amounts presented in the tables below are in thousands except for per share data.

The following discussion should be read in conjunction with the condensed consolidated financial statements, including the related notes, contained elsewhere in this quarterly report. We also encourage users of this report to familiarize themselves with all of our recent public filings made with the Securities and Exchange Commission (“SEC”), especially our 2017 Annual Report filed with the SEC on April 14, 2017. Our 2017 Annual Report contains critical information regarding known risks and uncertainties that we face, critical accounting policies and information on commitments and contractual obligations that are not reflected in our condensed consolidated financial statements, as well as a more thorough and detailed discussion of our corporate strategy and new business initiatives.

Our 2017 Annual Report and our other public filings made with the SEC are available, without charge, at www.sec.gov and at http://investors.hookerfurniture.com.

Nature of Operations

Hooker Furniture Corporation (referred to as “we,” “us”, “our” “Hooker” or the “Company”), incorporated in Virginia in 1924, is a designer, marketer and importer of casegoods (wooden and metal furniture), leather furniture and fabric-upholstered furniture for the residential, hospitality and contract markets. We also domestically manufacture premium residential custom leather and custom fabric-upholstered furniture. We are ranked among the nation’s top five largest publicly traded furniture sources, based on 2016 shipments to U.S. retailers, according to a 2017 survey by a leading trade publication.

Our strategy is to leverage the financial strength afforded us by Hooker’s slower-growing but highly profitable legacy businesses in order to boost revenues and earnings both organically and by acquiring companies selling in faster-growing channels of distribution in which our legacy businesses are under-represented. Consequently, Hooker acquired Home Meridian on February 1, 2016 and is currently in the process of acquiring Shenandoah Furniture, Inc., (the “Shenandoah Acquisition”- see the discussion under “Proposed Acquisition” below) a North Carolina-based domestic upholsterer.
Hooker’s acquisition of Home Meridian has better positioned us in some of the fastest growing and emerging channels of distribution, including e-commerce, warehouse membership clubs, and contract channels of distribution, although at lower margins. The HMI Acquisition has provided the Home Meridian division’s current leadership team with greater financial flexibility by virtue of Hooker’s strong balance sheet and, consequently, has afforded it greater operational focus. Hooker’s proposed acquisition of Shenandoah should better position us in the “lifestyle specialty” retail distribution channel, which we believe is gaining market share and doing well with multiple demographic groups.

Overview

Our net sales are derived from the sale of home furnishings, as well as hospitality and contract furniture. We believe that consumer home furnishings purchases are impacted by an array of factors, including general economic conditions (such as consumer confidence, availability of consumer credit, energy and other commodity prices), and housing and mortgage markets. These purchases are also impacted by lifestyle-driven factors such as changes in fashion trends, disposable income, household formation and turnover, as well as competition with other discretionary purchases. Hospitality furniture sales are driven primarily by new hotel construction and hotel remodeling activity, which is linked to the strength of the overall economy, including business and personal spending levels. Contract furniture sales are driven largely by senior living facility construction and remodeling activity, which is linked to the number of consumers entering retirement, which is partially related to the strength of the overall economy, including stock market performance.

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

Executive Summary-Results of Operations

Consolidated net sales for the fiscal 2018 second quarter grew 15% to $156.3 million and grew 11% to $287.2 million in fiscal 2018 first half due primarily to net sales increases in our Home Meridian segment.  Home Meridian’s net sales increased $16.0 million or 20% as compared to the prior year quarter and increased for the fiscal 2018 first half by $24.8 million or 17.0% compared to the prior year first half. For the fiscal 2018 second quarter, the Hooker Casegoods, Upholstery and All other segments had net sales increases of 3.9%, 12.7% and 12.2%, respectively.

For the fiscal 2018 first half, the Hooker Casegoods, Upholstery and All other segments had net sales increases of 1.8%, 6.7% and 9.7%, respectively. Net income for the fiscal 2018 second quarter increased $2.4 million or 45% as compared to the prior year second quarter and increased $4.7 million or 60% compared to the prior year first half.

As discussed in greater detail under “Results of Operations” below, the following are the primary factors that affected our consolidated fiscal 2018 second quarter and first half results of operations:

▪
Gross profit. Consolidated gross profit increased in absolute terms and as a percentage of net sales for the fiscal 2018 second quarter due primarily to gross profit improvements in our Home Meridian segment due to higher net sales and customer mix. Upholstery segment gross profit increased due to increased net sales at both Hooker Upholstery and Bradington-Young. Consolidated gross profit increased in absolute terms for the fiscal 2018 first half due primarily to increased sales in our Home Meridian and Upholstery segments, but remained flat as a percentage of net sales for the fiscal 2018 first half.

▪
Selling and administrative expenses. During the fiscal 2018 second quarter, consolidated selling and administrative (S&A) expenses increased in absolute terms primarily due to higher selling, bonus and professional expenses. During the 2018 first half, consolidated S&A expenses increased in absolute terms primarily due to higher selling, bonus and bad debt expense. Consolidated S&A expenses as a percentage of net sales decreased due to increased net sales.

▪
Intangible asset amortization expense. The Home Meridian segment recorded amortization expense of $334,000 in the fiscal 2018 second quarter and $667,000 in the fiscal 2018 first half for HMI Acquisition-related intangibles, compared to $813,000 and $2.5 million in the comparable prior year periods.

▪
Operating income. Consolidated operating income increased $3.6 million or 43.4% in the fiscal 2018 second quarter and increased $6.7 million or 54.6% in the fiscal 2018 first half, due to the factors discussed above and in greater detail below.

Review

We were pleased to have achieved an approximate 15% consolidated sales increase during the fiscal 2018 second quarter, with sales up across all operating segments and in eight of our ten business units. The Home Meridian segment led the consolidated net sales increase with a 20% increase in net sales for the fiscal 2018 second quarter and 17% net sales increase for the fiscal 2018 first half, primarily due to increased sales to mega, e-commerce and alternate channel accounts. The Home Meridian segment ended the first half with a 24% year-to-date increase in sales orders and a 23% increase in order backlog as of the end of the fiscal 2018 second quarter, both as measured against the comparable prior year periods. Additionally, the customer mix and related sales allowance issues that strained Home Meridian’s margins in the fiscal 2018 first quarter, were muted in the second quarter. Consequently, that segment’s gross margins were flat for the six-month period, but increased in the fiscal second quarter. The Upholstery segment net sales increased in the double digits for the quarter and in the upper single digits for the six-month period, on the strength of double-digit sales increases in both the Hooker Upholstery and Bradington-Young divisions of that segment. Hooker Upholstery’s sales increased primarily due to a better in-stock position, now that the division has fully recovered from inventory shortages that resulted from a vendor-quality issue in the prior year. Bradington-Young’s net sales increased primarily due to increased sales of higher priced luxury motion products. The Upholstery segment’s net sales and operating profit performance was partially offset by net sales decreases at Sam Moore in both the quarter and six month periods, as that division continues to struggle with labor efficiency issues that have led to longer delivery times, which has resulted in lower orders and net sales. The Upholstery segment’s year-to-date sales orders were up 5.3% and its order backlog was up 14.3% as of the end of the second quarter, both as compared to the comparable prior year periods. Hooker Casegoods segment net sales increased 3.9% and 1.8%, respectively, for the quarter and six-month period and operating profit for both periods remained strong. Hooker Casegoods sales orders increased 8.9% year-to-date July and backlog was up 25.8% at quarter-end. Although a small part of our consolidated results, the All Other segment reported a 12% and 10% net sales increase for the second quarter and six-months, respectively, due to sales growth in H Contract segment. Its sales orders were up 20% in the first half and its backlog was up over 7% at quarter-end, all compared to the prior-year period. The wind-down of Homeware’s operations concluded during the quarter, with essentially no net sales recorded in the quarter and only a small amount recorded in the first half.

In addition to increased net sales, consolidated operating profitability improved both due to the absence of approximately $1 million in HMI Acquisition-related costs that were incurred in the prior year and a $1.8 million decrease in amortization expense on HMI acquisition-related intangibles. We were gratified to post a double-digit operating profit margin for the fifth quarter in a row, with Hooker Casegoods achieving an 11.5% operating income margin for the fiscal 2018 second quarter.

Results of Operations

The following table sets forth the percentage relationship to net sales of certain items included in the condensed consolidated statements of income included in this report.

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 30,	July 31,	July 30,	July 31,
	2017	2016	2017	2016
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	78.8	79.1	78.7	78.7
Gross profit	21.2	20.9	21.3	21.3
Selling and administrative expenses	13.4	14.3	14.5	15.7
Intangible asset amortization	0.2	0.6	0.2	1.0
Operating income	7.5	6.0	6.6	4.7
Other income, net	0.3	0.2	0.3	0.2
Interest expense, net	0.2	0.2	0.2	0.2
Income before income taxes	7.7	6.0	6.6	4.7
Income tax expense	2.7	2.1	2.3	1.7
Net income	5.0	3.9	4.4	3.0

Fiscal 2018 Second Quarter Compared to Fiscal 2017 Second Quarter

	Net Sales
	Thirteen Weeks Ended
	July 30, 2017		July 31, 2016		$ Change	% Change
		% Net Sales		% Net Sales
Hooker Casegoods	$34,880	22.3%	$33,582	24.7%	$1,298	3.9%
Upholstery	22,364	14.3%	19,847	14.6%	2,517	12.7%
Home Meridian	96,403	61.7%	80,362	59.0%	16,041	20.0%
All Other	2,661	1.7%	2,372	1.7%	289	12.2%
Intercompany Eliminations	-		-		-
Consolidated	156,308	100%	136,163	100%	20,145	14.8%

Unit Volume	FY18 Q2 % Increase vs. FY17 Q2	Average Selling Price (ASP)	FY18 Q2 % Increase vs. FY17 Q2

Hooker Casegoods	0.9%	Hooker Casegoods	3.4%
Upholstery	13.5%	Upholstery	-0.9%
Home Meridian	31.7%	Home Meridian	-11.0%
All Other	-11.2%	All Other	27.0%
Consolidated	26.0%	Consolidated	-9.9%

Consolidated net sales increased primarily as a result of higher incoming order rates at Home Meridian and to a lesser extent in the Upholstery and Casegoods segments, offset by a decline in average selling prices in Home Meridian and Upholstery segments. The Home Meridian segment’s unit volume increased primarily due to increased sales to mega, e-commerce and alternate channels accounts. The decrease in Home Meridian segment average selling price was attributable to customer mix. We believe the Hooker Casegoods segment unit volume was flat primarily due to sluggish retail furniture sales in the traditional furniture channels in which that segment competes, a trend that seems generally consistent with that of the overall home furnishings industry. Average selling price in the Hooker Casegoods segment increased 3.4% due to the greater volume of non-container direct shipments in the second quarter. Upholstery segment unit volume increased primarily due to robust sales in the Hooker Upholstery division and to a lesser extent at Bradington Young. Hooker Upholstery’s prior-year sales were adversely affected by a quality issue that delayed shipments to retailers. Upholstery segment average selling prices decreased due to lower average selling prices at Sam Moore. Although a small part of our consolidated results, unit volume decreased and ASP increased in our All Other segment due to the lack of Homeware net sales during the quarter, as that business completed its wind-down during the quarter.

	Gross Income and Margin
	Thirteen Weeks Ended
	July 30, 2017		July 31, 2016		$ Change	% Change
		% Net Sales		% Net Sales
Hooker Casegoods	$10,766	30.9%	$10,662	31.7%	$104	1.0%
Upholstery	5,442	24.3%	4,642	23.4%	800	17.2%
Home Meridian	16,061	16.7%	12,413	15.4%	3,648	29.4%
All Other	847	31.8%	757	31.9%	90	11.9%
Intercompany Eliminations	1		4		(3)	-75.0%
Consolidated	$33,117	21.2%	$28,478	20.9%	$4,639	16.3%

Consolidated gross profit increased in the fiscal 2018 second quarter, primarily due to improved profit margin in Home Meridian and Upholstery segments due primarily to increased net sales in those segments. The Upholstery segment’s Hooker Upholstery division was the primary driver of increased gross profit in the second quarter due to increased sales. Gross profit in Hooker Casegoods segment increased slightly in absolute terms, but decreased as a percentage of net sales due to increased cost of goods sold and adjustments in discounts and other sales accruals.

	Selling and Administrative Expenses
	Thirteen Weeks Ended
	July 30, 2017		July 31, 2016		$ Change	% Change
		% Net Sales		% Net Sales
Hooker Casegoods	$6,766	19.4%	$6,321	18.8%	$445	7.0%
Upholstery	3,128	14.0%	3,326	16.8%	(198)	-6.0%
Home Meridian	10,494	10.9%	9,235	11.5%	1,259	13.6%
All Other	601	22.6%	559	23.6%	42	7.5%
Consolidated	$20,989	13.4%	$19,441	14.3%	$1,548	8.0%

Consolidated S&A expenses decreased as a percentage of net sales primarily due to higher net sales, but increased in absolute terms due to higher employee incentive accruals on increased earnings, increased selling costs due to higher sales, increased benefits expense due primarily to a $500,000 gain on Company-owned life insurance recognized in the prior-year second quarter, not repeated in the current period.

	Intangible Asset Amortization
	Thirteen Weeks Ended
	July 30, 2017		July 31, 2016		$ Change	% Change
Home Meridian		% Net Sales		% Net Sales
Intangible asset amortization	$333	0.2%	$813	0.6%	$(480)	-59.0%

Intangible asset amortization expense was higher in the prior year quarter due to the short amortization period of some of the intangible assets recorded as a result of the HMI Acquisition.

	Operating Profit and Margin
	Thirteen Weeks Ended
	July 30, 2017		July 31, 2016		$ Change	% Change
		% Net Sales		% Net Sales
Hooker Casegoods	$3,999	11.5%	$4,341	12.9%	$(342)	-7.9%
Upholstery	2,314	10.3%	1,316	6.6%	998	75.8%
Home Meridian	5,235	5.4%	2,365	2.9%	2,870	121.4%
All Other	246	9.2%	198	8.4%	48	24.2%
Intercompany Eliminations	1		4		(3)	-75.0%
Consolidated	$11,795	7.5%	$8,224	6.0%	$3,571	43.4%

Operating profitability increased for the fiscal 2018 second quarter compared to the prior year quarter, both as a percentage of net sales and in absolute terms, due to the factors discussed above.

	Interest Expense, net Thirteen Weeks Ended
	July 30, 2017		July 31, 2016		$ Change	% Change
		% Net Sales		% Net Sales
Consolidated interest expense, net	$282	0.2%	$247	0.2%	$35	14.2%

Consolidated interest expense was recognized on our HMI Acquisition-related term loans.

	Income taxes
	Thirteen Weeks Ended
	July 30, 2017		July 31, 2016		$ Change	% Change
		% Net Sales		% Net Sales
Consolidated income tax expense	$4,234	2.7%	$2,887	2,1%	$1,347	46.7%

Effective Tax Rate	35.2%		35.1%

We recorded income tax expense of $4.2 million for the fiscal 2018 second quarter, compared to $2.9 million for the same prior-year period.  The effective tax rates for the fiscal 2018 and 2017 second quarters were 35.2% and 35.1%, respectively.  Our effective tax rate was higher in the fiscal 2018 second quarter primarily due to the life insurance proceeds received in the prior year second quarter.

	Net Income
	Thirteen Weeks Ended
	July 30, 2017		July 31, 2016		$ Change	% Change
Net Income		% Net Sales		% Net Sales
Consolidated	$7,778	5.0%	$5,349	3.9%	$2,429	45.4%

Earnings per share	$0.67		$0.46

Fiscal 2018 First Half Compared to Fiscal 2017 First Half

	Net Sales
	Twenty-Six Weeks Ended
	July 30, 2017		July 31, 2016		$ Change	% Change
		% Net Sales		% Net Sales
Hooker Casegoods	$67,695	23.6%	$66,510	25.8%	$1,185	1.8%
Upholstery	44,546	15.5%	41,740	16.2%	2,806	6.7%
Home Meridian	170,105	59.2%	145,338	56.3%	24,767	17.0%
All Other	4,834	1.7%	4,406	1.7%	428	9.7%
Intercompany Eliminations	-		-		-
Consolidated	287,180	100%	257,994	100%	29,186	11.3%

Unit Volume	FY18 YTD % Increase vs. FY17 YTD	Average Selling Price (ASP)	FY18 YTD % Increase vs. FY17 YTD

Hooker Casegoods	0.7%	Hooker Casegoods	1.2%
Upholstery	8.1%	Upholstery	-1.7%
Home Meridian	26.4%	Home Meridian	-7.3%
All Other	-0.8%	All Other	10.6%
Consolidated	21.5%	Consolidated	-8.2%

Fiscal 2018 first half consolidated net sales increased primarily as a result of higher incoming order rates at Home Meridian and to a lesser extent in the Upholstery and Hooker casegoods segments, partially offset by the decline in average selling prices in the Home Meridian and Upholstery segments. The Home Meridian segment’s unit volume increased primarily due to increased sales to mega, e-commerce and alternate channels accounts. The decrease in Home Meridian segment average selling price was attributable to customer mix which negatively affected that segment’s sales allowance expense in the first quarter. Those allowances decreased in the second quarter due to countermeasures deployed early in the second quarter. Hooker Casegoods segment unit volume and average selling price remained essentially flat in the six month period. We believe the Hooker Casegoods segment unit volume was flat primarily due to sluggish retail furniture sales in the traditional furniture channels in which that segment competes, a trend which seems generally consistent with that of the overall home furnishings industry. Unit volume in the Upholstery segment increased primarily due to higher incoming orders in Hooker Upholstery and at Bradington Young. Upholstery segment average selling prices decreased due to lower average selling prices at Sam Moore. The liquidation of Homeware inventory continued in the first quarter and wrapped up at the end of second quarter. Average selling price increased in our All Other segment due to the increased share of H Contract sales as a part of All Other sales.

	Gross Income and Margin
	Twenty-Six Weeks Ended
	July 30, 2017		July 31, 2016		$ Change	% Change
		% Net Sales		% Net Sales
Hooker Casegoods	$21,638	32.0%	$20,816	31.3%	$822	3.9%
Upholstery	11,065	24.8%	9,718	23.3%	1,347	13.9%
Home Meridian	27,067	15.9%	23,123	15.9%	3,944	17.1%
All Other	1,487	30.8%	1,413	32.1%	74	5.2%
Intercompany Eliminations	3		7		(4)	-57.1%
Consolidated	$61,260	21.3%	$55,077	21.3%	$6,183	11.2%

Consolidated gross profit increased in absolute terms and stayed flat as a percentage of net sales in the fiscal 2018 first half. Home Meridian segment gross profit increased in absolute terms due to higher sales, but remained flat as a percentage of net sales due to increased sales allowances resulting from changes in customer mix during the first quarter. Upholstery segment gross profit increased primarily due to higher sales, lower sales discounts and allowances, favorable cost of goods sold, and to a lesser extent a one-time vendor price concession due to a prior-year vendor quality issue. Hooker Casegoods segment gross profit increased due to favorable product costs due to lower ocean freight costs and lower discounts and sales allowances. Increased gross profit in the All Other segment was due to increased gross profit at H Contract due to increased sales, partially offset by higher discounts for the liquidation of Homeware inventory during the first half.

	Selling and Administrative Expenses
	Twenty-Six Weeks Ended
	July 30, 2017		July 31, 2016		$ Change	% Change
		% Net Sales		% Net Sales
Hooker Casegoods	$13,710	20.3%	$14,394	21.6%	$(684)	-4.8%
Upholstery	6,457	14.5%	6,640	15.9%	(183)	-2.8%
Home Meridian	20,349	12.0%	18,203	12.5%	2,146	11.8%
All Other	1,174	24.3%	1,148	26.1%	26	2.3%
Consolidated	$41,690	14.5%	$40,385	15.7%	$1,305	3.2%

Consolidated S&A expenses decreased as a percentage of net sales primarily due to increased net sales. Consolidated S&A expenses increased in absolute terms primarily due to higher employee incentive accruals on increased earnings, higher compensation costs due to increased headcount, increased selling expenses as a result of higher sales and increased bad debts expense due to a customer balance written off in the fiscal 2018 first quarter. Those increases were partially offset by the absence of $1.0 million of HMI Acquisition-related expenses recorded in the Hooker Casegoods segment in the fiscal 2017 first half.

	Intangible Asset Amortization
	Twenty-Six Weeks Ended
	July 30, 2017		July 31, 2016		$ Change	% Change
Home Meridian		% Net Sales		% Net Sales
Intangible asset amortization	$667	0.2%	$2,467	1.0%	$(1,800)	-73.0%

Intangible asset amortization expense was higher in the prior year quarter due to the short amortization period of some of the intangible assets recorded as a result of the HMI Acquisition.

	Operating Profit and Margin
	Twenty-Six Weeks Ended
	July 30, 2017		July 31, 2016		$ Change	% Change
		% Net Sales		% Net Sales
Hooker Casegoods	$7,928	11.7%	$6,422	9.7%	$1,506	23.5%
Upholstery	4,608	10.3%	3,078	7.4%	1,530	49.7%
Home Meridian	6,051	3.6%	2,453	1.7%	3,598	146.7%
All Other	313	6.5%	265	6.0%	48	18.1%
Intercompany Eliminations	3		7		(4)	-57.1%
Consolidated	$18,903	6.6%	$12,225	4.7%	$6,678	54.6%

Operating profitability increased for the fiscal 2018 first half compared to the same prior-year period, both as a percentage of net sales and in absolute terms, due to the factors discussed above.

	Interest Expense, net
	Twenty-Six Weeks Ended
	July 30, 2017		July 31, 2016		$ Change	% Change
		% Net Sales		% Net Sales
Consolidated interest expense, net	$533	0.2%	$511	0.2%	$22	4.3%

Consolidated interest expense was recognized on our HMI Acquisition-related term loans.

	Income taxes
	Twenty-Six Weeks Ended
	July 30, 2017		July 31, 2016		$ Change	% Change
		% Net Sales		% Net Sales
Consolidated income tax expense	$6,568	2.3%	$4,284	1.7%	$2,284	53.3%

Effective Tax Rate	34.4%		35.3%

We recorded income tax expense of $6.6 million for the fiscal 2018 first half, compared to $4.3 million for the same prior-year period.  The effective tax rates for the fiscal 2018 and 2017 first half were 34.4% and 35.3%, respectively. The effective tax rate was lower in the 2018 six-month period as a result of the excess tax benefits from share-based compensation and a state tax credit received during FY2018 first quarter.

	Net Income
	Twenty-Six Weeks Ended
	July 30, 2017		July 31, 2016		$ Change	% Change
Net Income		% Net Sales		% Net Sales
Consolidated	$12,524	4.4%	$7,848	3.0%	$4,676	59.6%

Earnings per share	$1.08		$0.68

Outlook

Given the strong incoming orders and backlogs across all segments, we are encouraged about our momentum going into the second half of fiscal 2018. We are concerned about the slower retail business, experienced across all types of channels in recent months, as well as lower housing starts. However, we believe the positives outweigh the negatives, with a generally positive macro environment with a healthy stock market, high employment and strong consumer confidence. Our expectation for the fall selling season and the balance of the year is optimistic.

We are actively managing our lower overhead, variable-cost import operations in order to control costs and effectively manage working capital. We are also focused on continually improving the efficiency of our domestic manufacturing operations. We recognize the need to grow our Hooker legacy business long-term and to convert higher sales into increased profitability in our Home Meridian segment. With these objectives in mind, we completed a strategic review earlier this year and have put in place dedicated management focus for each of our business units which we believe will lead to profitable growth. The result is that each of the business units targets a different market niche and has completely dedicated leadership, product and sales management teams. This simplified organizational structure positions each unit to pursue emerging channels of distribution that offer higher growth opportunities.

We believe that consumer tastes and channels in which they shop for furniture are evolving at a rapid pace and we are changing to meet these demands.
Proposed Acquisition
As was the case with Hooker’s  2016 Acquisition of Home Meridian International, we are continuing to leverage Hooker’s financial strength to boost revenues and earnings both organically and by acquisition, as we target growth in channels of distribution that are growing faster than furniture industry averages.
Consequently, on September 6, 2017 we entered into a definitive agreement to acquire North Carolina-based domestic upholstery manufacturer Shenandoah Furniture, Inc. (the “Shenandoah Acquisition”) for $40 million. The $40 million purchase price consists of $32 million in cash, of which approximately $12 million is expected to be in the form of additional bank debt, and $8 million in newly issued Hooker Furniture Corporation common shares. The cash portion of the purchase price is subject to customary working capital adjustments. We expect the acquisition to close during our fiscal 2018 third quarter which ends October 29, 2017, subject to among other things, third party consents and other customary closing conditions.
We believe Shenandoah is well-positioned in a distribution channel in which we are currently under-represented; namely, the “lifestyle specialty” retail distribution channel, which is made of up retailers who offer furnishings and decor in the upper medium price points, both in traditional brick and mortar stores and online.  We believe that lifestyle specialty furniture stores are gaining market share and doing well with multiple demographic groups. For that channel, domestically-produced, customizable upholstery is extremely viable and preferred by the end consumer who shops there.
We expect the Shenandoah Acquisition to be accretive to earnings in our 2019 fiscal year, which begins on January 29, 2018. In the short-term, we expect a nominal reduction in earnings for the remainder of fiscal 2018 due to the timing of the acquisition and some short-term additional expenses related to the acquisition.
Refer to Part II Item 1A “Risk Factors” in this report for changes to our risk factors as a result of this proposed acquisition.  For a complete discussion of our risk factors, you should carefully review the detailed discussions in the “Risk Factors” and “Business” section in our Annual Report on Form 10-K filed with the SEC on April 14, 2017.
Financial Condition, Liquidity and Capital Resources

Cash Flows – Operating, Investing and Financing Activities

	Twenty-Six Weeks Ended
	July 30,	July 31,
	2017	2016
Net cash provided by operating activities	$13,885	$24,101
Net cash used in investing activities	(2,152)	(87,076)
Net cash (used in) provided by financing activities	(5,707)	48,164
Net increase (decrease) in cash and cash equivalents	$6,026	$(14,811)

During the six months ended July 30, 2017, cash generated from operations of $13.9 million helped to fund an increase in cash and cash equivalents of $6.0 million and pay $2.9 million in long-term debt payments, $2.8 million in cash dividends and $1.7 million of capital expenditures to enhance our business systems and facilities.

In comparison, during the six months ended July 31, 2016, cash generated from operations, cash on hand and term-loan proceeds helped fund the HMI Acquisition, pay $9.4 million in long-term debt payments, pay $2.3 million in cash dividends and fund $1.2 million of capital expenditures to enhance our business systems and facilities.

Liquidity, Financial Resources and Capital Expenditures

Our financial resources include:

▪	available cash and cash equivalents, which are highly dependent on incoming order rates and our operating performance;
▪	expected cash flow from operations; and
▪	available lines of credit.

We believe these resources are sufficient to meet our business requirements through fiscal 2018 and for the foreseeable future, including:

▪	capital expenditures;
▪	working capital, including capital required to fund our Pension Plan, SERP and SRIP plans;
▪	the payment of regular quarterly cash dividends on our common stock; and
▪	the servicing of our HMI Acquisition-related debt and any additional debt incurred as a result of the Shenandoah Acquisition.

Loan Agreement and Revolving Credit Facility

On February 1, 2016, (the “Closing Date”) we entered into an amended and restated loan agreement (the “Loan Agreement”) with Bank of America, N.A. (“BofA”) in connection with the closing of the HMI Acquisition. Also on February 1, 2016, we borrowed in full the amounts available under the Unsecured Term Loan (the “Unsecured Term Loan”) and the Secured Term Loan (the “Secured Term Loan”) in connection with the completion of the HMI Acquisition.

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

The Loan Agreement also includes customary representations and warranties and requires us to comply with customary covenants, including, among other things, the following financial covenants:

▪	Maintain a tangible net worth of at least:
□	As of the fiscal year-end January 31, 2016, $105.0 million plus 40% of net income before taxes earned in the 2016 fiscal year; and
□	As of the end of each subsequent fiscal year, the minimum tangible net worth required for the prior fiscal year, plus 40% of net income, before taxes, earned in each subsequent fiscal year.
▪	Maintain a ratio of funded debt to EBITDA not exceeding:
□	2.50:1.0 through August 31, 2017;
□	2.25:1.0 through August 31, 2018;
□	2.00:1.0 thereafter.
▪	A basic fixed charge coverage ratio of at least 1.25:1.00; and
▪	Limit capital expenditures to no more than $15.0 million during any fiscal year with expenditures to acquire fixed assets pursuant to the HMI Acquisition being excluded for the fiscal 2017.

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

We were in compliance with each of these financial covenants at July 30, 2017 and expect to remain in compliance with existing covenants through fiscal 2018 and for the foreseeable future.

Revolving Credit Facility Availability

As of July 30, 2017, we had an aggregate $28.5 million available under our revolving credit facility to fund working capital needs. Standby letters of credit in the aggregate amount of $1.5 million, used to collateralize certain insurance arrangements and for imported product purchases, were outstanding under the revolving credit facility as of July 30, 2017.  There were no additional borrowings outstanding under the revolving credit facility as of July 30, 2017.
Although there can be no assurance, we expect to take out an additional term loan for $12 million to partially fund the cash consideration in the Shenandoah Acquisition. However, the Shenandoah Acquisition is not subject to a financing contingency, as we have cash and cash equivalents on hand to fund the cash portion of the consideration.
Capital Expenditures

We expect to spend between $1.5 million to $2.5 million in capital expenditures during the remainder of the 2018 fiscal year to maintain and enhance our operating systems and facilities.

Share Repurchase Authorization

During fiscal 2013, our board of directors authorized the repurchase of up to $12.5 million of shares of the Company’s common stock. The authorization does not obligate us to acquire a specific number of shares during any period and does not have an expiration date, but it may be modified, suspended or discontinued at any time at the discretion of our board of directors. Repurchases may be made from time to time in the open market, or through privately negotiated transactions or otherwise, in compliance with applicable laws, rules and regulations, and subject to our cash requirements for other purposes, compliance with the covenants under the Loan Agreement and other factors we deem relevant. No shares have been repurchased since fiscal 2013. Approximately $11.8 million remained available for future repurchases under the authorization as of July 30, 2017.

Recently Issued Accounting Standards

In May 2017, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2017-09, Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting. ASU 2017-09 was issued to provide clarity and reduce diversity in practice, cost and complexity when applying the guidance in Topic 718, Compensation—Stock Compensation, to a change to the terms or conditions of a share-based payment award. The amendments in this ASU provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. Essentially, an entity will not have to account for the effects of a modification if: (a) The fair value of the modified award is the same immediately before and after the modification; (b) the vesting conditions of the modified award are the same immediately before and after the modification; and (c) the classification of the modified award as either an equity instrument or liability instrument is the same immediately before and after the modification. The amendments in ASU 2017-09 will become effective for us as of the beginning of our 2019 fiscal year on January 29, 2018. Early adoption is permitted, including adoption in any interim period. The adoption of this guidance is not expected to have a material impact upon our financial condition or results of operations.

In March 2017, the FASB issued ASU 2017-07, “Compensation – Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost (“ASU 2017-07)”.  Currently, net benefit cost is reported as an employee cost within operating income.  The amendment requires the bifurcation of net benefit cost.  The service cost component will be presented with the other employee compensation costs in operating income.  The other components will be reported separately outside of operations, and will not be eligible for capitalization.  The guidance is required to be applied on a retrospective basis for the presentation of the service cost component and the other components of net benefit cost (including gains and losses on curtailments and settlements, and termination benefits paid through plans), and on a prospective basis for the capitalization of only the service cost component of net benefit cost.  Amounts capitalized into assets prior to the date of adoption should not be adjusted through a cumulative effect adjustment, but should continue to be recognized in the normal course, as for example, inventory is sold or fixed assets are depreciated. The amendments in ASU 2017-07 will become effective for us at the beginning of our 2019 fiscal year beginning on January 29, 2018.  Early adoption will be permitted as of the beginning of an annual reporting period for which financial statements have not been issued or made available for issuance. We are currently evaluating the impact the adoption of ASU 2017-17 will have on our consolidated financial statements.

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. ASU 2017-01 provides a screen to determine when an integrated set of assets and activities (collectively referred to as a “set”) does not constitute a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. This screen reduces the number of transactions that need to be further evaluated. If the screen is not met, the amendments in ASU 2017-01 (a) require that to be considered a business, a set must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create output and (b) remove the evaluation of whether a market participant could replace missing elements. The amendments in ASU 2017-01 will apply prospectively and will become effective for as at the beginning of our 2019 fiscal year on January 29, 2018. The adoption of this guidance is not expected to have a material impact upon our financial condition or results of operations.

In February 2016, the FASB issued (ASU) 2016-06 Leases, which, among other things, requires lessees to recognize a right-of-use asset and a liability on the balance sheet for all leases, with the exception of short-term leases. This change will increase reported assets and liabilities by lessees– in some cases very significantly. The lease liability recognized will be equal to the present value of lease payments and the right-of-use asset will be based on the lease liability, subject to adjustment such as for initial direct costs. Leases will continue to be classified as either operating or finance leases in the income statement. Lessor accounting remains substantially similar to current U.S. GAAP. ASU 2016-02 supersedes Topic 840, Leases. The transitional guidance for adopting the requirements of ASU 2016-02 calls for a modified retrospective approach that includes a number of optional practical expedients that entities may elect to apply. This standard is effective for public entities for annual and interim periods in fiscal years beginning after December 15, 2018, which will be the first quarter of our 2020 fiscal year. We are currently evaluating the impact that the adoption of ASU 2016-02 will have on our consolidated financial statements and have not made any decision on the method of adoption with respect to the optional practical expedients.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). The amendments in ASU 2014-09 affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards. This ASU will supersede the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance, and creates a Topic 606, Revenue from Contracts with Customers. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date (“ASU 2015-14”), which defers the effective date of ASU 2014-09 for all entities by one year. ASU 2014-09 is now effective for financial statements issued for annual reporting periods beginning after December 15, 2017. We plan to adopt ASU No. 2014-09 on January 30, 2018, the first day of our 2019 fiscal year. Entities may adopt this new standard either retrospectively for all periods presented in the financial statements (i.e., the full retrospective method) or as a cumulative-effect adjustment as of the date of adoption (i.e., the modified retrospective method), without applying to comparative years’ financial statements. We are currently in the process of evaluating the impact that ASU No. 2014-09 will have on our results of operations, financial condition and financial statement disclosures and have not made any decision on the method of adoption. We expect  our evaluation of the impact of adopting ASU No. 2014-09 to be substantially completed prior to filing our Form 10-Q for the fiscal 2018 third quarter  on or near December 8, 2017 and will provide an update in that filing.

Critical Accounting Policies

There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our 2017 Annual Report.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

We are exposed to various types of market risk in the normal course of our business, including the impact of interest rate changes, raw materials price risk and fluctuations in foreign currency exchange rates, which could impact our results of operations or financial condition.  We manage our exposure to this risk through our normal operating activities.

Interest Rate Risk

Borrowings under our revolving credit facility and the Unsecured Term Loan bear interest based on LIBOR plus 1.5% and borrowings under the Secured Term Loan bear interest based on LIBOR plus 0.5%. As such, these debt instruments expose us to market risk for changes in interest rates. There was no outstanding balance under our revolving credit facility as of July 30, 2017, other than standby letters of credit in the amount of $1.5 million. However, as of July 30, 2017, $44.8 million was outstanding under our term loans. A 1% increase in the LIBOR rate would result in an annual increase in interest expenses on our terms loans of approximately $416,000.

Raw Materials Price Risk

We are exposed to market risk from changes in the cost of raw materials used in our domestic upholstery manufacturing processes: principally, wood, fabric and foam products.  Increases in home construction activity could result in increases in wood and fabric costs. Additionally, the cost of petroleum-based foam products we utilize are sensitive to crude oil prices, which vary due to supply, demand and geopolitical factors.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended July 30, 2017.  Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective as of July 30, 2017 to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to the Company’s management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure and are effective to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the fiscal quarter ended July 30, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1A. Risk Factors

Due to the proposed Acquisition of Shenandoah Furniture, Inc., (the “Shenandoah Acquisition”) there have been changes to the risk factors described in Item 1A. “Risk Factors” in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on April 14, 2017. For a complete discussion of the Company’s risk factors, you should carefully review the detailed discussions in the “Risk Factors” and “Business” section in the Company’s Annual Report on Form 10-K filed April 14, 2017 and the following risk factors:

There is no assurance when or if the proposed Shenandoah Acquisition will be completed. Any delay in completing the Shenandoah Acquisition may adversely reduce the benefits that we expect to obtain from the Shenandoah Acquisition during fiscal 2018 and increase the transaction costs.

Completion of the Shenandoah Acquisition is subject to the satisfaction or waiver of a number of conditions as set forth in the Asset Purchase Agreement, including the receipt of certain third party consents. We and Shenandoah Furniture may not be able to satisfy the closing conditions and closing conditions beyond our or their control may not be satisfied or waived and the Shenandoah Acquisition may not be consummated by reason of failure to satisfy such conditions. If the Shenandoah Acquisition and the integration of the companies’ respective businesses are not completed within the expected timeframe, such delay could result in additional transaction costs, loss of revenue or other effects associated with uncertainty about the Shenandoah Acquisition.

We may fail to realize all of the anticipated benefits of the Shenandoah Acquisition.

While we believe that the Shenandoah Acquisition, if consummated, will be accretive to our earnings per share beginning in fiscal 2019, this expectation is based on preliminary estimates which may materially change. While we do not expect to merge operations or change customer-facing services, the success of this proposed acquisition will depend, in part, on our ability to improve each business by sharing best practices in order to lower costs, improve efficiencies and grow sales. While we have based our expectations in part on the historical results and trends in Shenandoah’s business, there can be no assurance regarding when or the extent to which we will be able to realize these benefits. Achieving the anticipated benefits is subject to a number of uncertainties, including whether the business acquired can be operated in the manner we intend. Events outside of our control could also adversely affect our ability to realize the anticipated benefits from the proposed acquisition. Thus, the integration of Shenandoah’s business may be unpredictable, subject to delays or changed circumstances, and we can give no assurance that the expected-to-be acquired business will perform in accordance with our expectations, or that our expectations with respect to integration or benefits as a result of the contemplated acquisition will materialize.

Additionally, a major asset to be acquired in this contemplated acquisition is Shenandoah’s existing customer relationships. While we believe these relationships will continue and result in profitable sales, there can be no assurance they will.

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
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended July 30, 2017, formatted in Extensible Business Reporting Language (“XBRL”): (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of income, (iii) condensed consolidated statements of comprehensive income, (iv) condensed consolidated statements of cash flows, and (v) the notes to the condensed consolidated financial statements

*Filed herewith
** Furnished herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

 HOOKER FURNITURE CORPORATION

Date: September 8, 2017	By: /s/Paul A. Huckfeldt Paul A. Huckfeldt Chief Financial Officer and Senior Vice President – Finance and Accounting