Form 10-Q
period 2017-10-29
HOOKER FURNITURE CORP
filed 2017-12-08
CIK 1077688

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 29, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of December 1, 2017:

Common stock, no par value	11,762,409
(Class of common stock)	(Number of shares)

PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements

HOOKER FURNITURE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

As of	October 29,	January 29,
	2017	2017
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$32,357	$39,792
Trade accounts receivable, net	79,850	92,578
Inventories	83,550	75,303
Income Tax Recoverable	954	-
Prepaid expenses and other current assets	5,220	4,244
Total current assets	201,931	211,917
Property, plant and equipment, net	30,846	25,803
Cash surrender value of life insurance policies	23,322	22,366
Deferred taxes	5,512	7,264
Intangible assets, net	37,825	25,923
Goodwill	40,832	23,187
Other assets	2,249	2,236
Total non-current assets	140,586	106,779
Total assets	$342,517	$318,696

Liabilities and Shareholders’ Equity
Current liabilities
Current portion of term loan	$7,526	$5,817
Trade accounts payable	33,748	36,552
Accrued salaries, wages and benefits	8,373	8,394
Income tax accrual	-	4,323
Customer deposits	4,290	5,605
Other accrued expenses	3,338	3,369
Total current liabilities	57,275	64,060
Long term debt	47,660	41,772
Deferred compensation	11,043	10,849
Pension plan	3,017	3,499
Other long-term liabilities	852	589
Total long-term liabilities	62,572	56,709
Total liabilities	119,847	120,769

Shareholders’ equity
Common stock, no par value, 20,000 shares authorized, 11,762 and 11,563 shares issued and outstanding on each date	48,910	39,753
Retained earnings	173,245	157,688
Accumulated other comprehensive income	515	486
Total shareholders’ equity	222,670	197,927
Total liabilities and shareholders’ equity	$342,517	$318,696

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

HOOKER FURNITURE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 29,	October 30,	October 29,	October 30,
	2017	2016	2017	2016

Net sales	$157,934	$145,298	$445,114	$403,292

Cost of sales	123,656	114,372	349,576	317,289

Gross profit	34,278	30,926	95,538	86,003

Selling and administrative expenses	22,449	20,653	64,139	61,038
Intangible asset amortization	624	334	1,291	2,801

Operating income	11,205	9,939	30,108	22,164

Other income, net	330	218	1,052	636
Interest expense, net	327	245	860	755

Income before income taxes	11,208	9,912	30,300	22,045

Income tax expense	4,006	3,453	10,574	7,737

Net income	$7,202	$6,459	$19,726	$14,308

Earnings per share
Basic	$0.62	$0.56	$1.70	$1.24
Diluted	$0.61	$0.56	$1.69	$1.23

Weighted average shares outstanding:
Basic	11,679	11,537	11,596	11,528
Diluted	11,700	11,559	11,626	11,556

Cash dividends declared per share	$0.12	$0.10	$0.36	$0.30

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

HOOKER FURNITURE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 29,	October 30,	October 29,	October 30,
	2017	2016	2017	2016

Net Income	$7,202	$6,459	$19,726	$14,308
Other comprehensive income (loss):
Amortization of actuarial loss (gain)	15	(18)	46	(53)
Income tax effect on amortization	(5)	7	(17)	19
Adjustments to net periodic benefit cost	10	(11)	29	(34)

Total comprehensive Income	$7,212	$6,448	$19,755	$14,274

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

HOOKER FURNITURE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Thirty-Nine Weeks Ended
	October 29,	October 30,
	2017	2016
Operating Activities:
Net income	$19,726	$14,308
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,399	6,340
Gain on disposal of assets	(37)	(60)
Deferred income tax expense (benefit)	1,735	(1,767)
Noncash restricted stock and performance awards	1,175	927
Provision for doubtful accounts	125	(168)
Gain on life insurance policies	(453)	(665)
Changes in assets and liabilities:
Trade accounts receivable	16,179	(105)
Income tax recoverable	(954)	-
Inventories	(5,867)	6,597
Prepaid expenses and other current assets	(836)	(306)
Trade accounts payable	(3,529)	(319)
Accrued salaries, wages, and benefits	(539)	(332)
Accrued income taxes	(4,323)	1,142
Customer deposits	(1,314)	4,485
Other accrued expenses	(254)	2,409
Deferred compensation	(435)	(1,265)
Other long-term liabilities	267	44
Net cash provided by operating activities	$25,065	$31,265

Investing Activities:
Acquisitions	$(32,650)	$(86,062)
Purchases of property and equipment	(2,708)	(1,905)
Proceeds received on notes from sale of assets	98	116
Proceeds received on life insurance policies	-	908
Premiums paid on life insurance policies	(639)	(682)
Net cash used in investing activities	(35,899)	(87,625)

Financing Activities:
Proceeds from long-term debt	$12,000	$60,000
Payments for long-term debt	(4,393)	(10,825)
Debt issuance cost	(39)	(165)
Cash dividends paid	(4,169)	(3,466)
Net cash provided by financing activities	3,399	45,544

Net decrease in cash and cash equivalents	(7,435)	(10,816)
Cash and cash equivalents - beginning of year	39,792	53,922
Cash and cash equivalents - end of quarter	$32,357	$43,106

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$14,103	$8,360
Cash paid for interest, net	754	547
Non-cash transactions:
Acquisition cost paid in common stock	$8,396	$20,267
Increase in property and equipment through accrued purchases	26	22

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

HOOKER FURNITURE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar and share amounts in tables, except per share amounts, in thousands unless otherwise indicated)
(Unaudited)
For the Thirty-Nine Weeks Ended October 29, 2017

1.	Preparation of Interim Financial Statements

The condensed consolidated financial statements of Hooker Furniture Corporation and subsidiaries (referred to as “we,” “us,” “our,” “Hooker” or the “Company”) have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). All references to the “Hooker”, “Hooker Division” or “traditional Hooker” divisions or companies refer to the current components of our Hooker Casegoods and Upholstery operating segments, including Shenandoah since its characteristics (e.g. management, price points, margins and domestic manufacturing base), are like that of the other components of what we previously defined as the “legacy Hooker” business. In the opinion of management, these statements include all adjustments necessary for a fair statement of the results of all interim periods reported herein.  All such adjustments are of a normal recurring nature.  Certain information and footnote disclosures prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) are condensed or omitted pursuant to SEC rules and regulations.  However, we believe that the disclosures made are adequate for a fair presentation of our results of operations and financial position.  These financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in our annual report on Form 10-K for the fiscal year ended January 29, 2017 (“2017 Annual Report”). The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect both the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from our estimates. Operating results for the interim periods reported herein may not be indicative of the results expected for the fiscal year.

The financial statements contained herein are being filed as part of a quarterly report on Form 10-Q covering the thirteen-week period (also referred to as “three months,” “three-month period,” “quarter,” “third quarter” or “quarterly period”) that began July 31, 2017, and the thirty-nine week period (also referred to as “nine months,” “nine-month period” or “year-to-date period”) that began January 30, 2017, which both ended October 29, 2017,  compared to the  thirteen-week period that began August 1, 2016 and the thirty-nine week period that began February 1, 2016, which both ended October 30, 2016; and our financial condition as of October 29, 2017 compared to January 29, 2017.

References in these notes to the condensed consolidated financial statements of the Company to:

▪	the 2018 fiscal year and comparable terminology mean the fiscal year that began January 30, 2017 and will end January 28, 2018; and

▪	the 2017 fiscal year and comparable terminology mean the fiscal year that began February 1, 2016 and ended January 29, 2017.

References in this document to “SFI” refer to the counterparties to the asset purchase agreement, Shenandoah Furniture, Inc. and its two former shareholders, entered into on September 6, 2017. References in this document to “Shenandoah” or “Shenandoah Furniture” refer to the newly acquired business operations of SFI acquired on September 29, 2017.

On September 29, 2017, we acquired substantially all of the assets and assumed certain liabilities of SFI for $32.7 million in cash and the issuance of 176,018 shares of our common stock valued at $8.4 million (such numbers are subject to agreed upon post-closing working capital adjustments). Based on the way we manage, evaluate and internally report our operations, we determined that Shenandoah’s newly acquired business will be reported in our Upholstery segment.

The results of operations of Shenandoah are included in our results of operations beginning on September 29, 2017 through the end of our fiscal 2018 third quarter ended on October 29, 2017. Consequently, comparable prior-year information for Shenandoah is not included in the financial statements presented in this report. The acquisition is discussed in greater detail below in Note 2. “Acquisition.”

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued new accounting guidance for the recognition of revenue from contracts with customers. Subsequent Accounting Standards Updates have been issued to provide clarity and defer the effective date of the new guidance. The new revenue recognition standard eliminates the transaction- and industry-specific revenue recognition guidance under current GAAP and replaces it with a principles-based approach. Our analysis to date has included reviewing material agreements and sales policies and procedures, interviewing sales and customer care management and analyzing those findings based on the five-step model described in the new standard.  Additionally, we have decided to implement the standard using the modified retrospective adjustment method as a cumulative-effect adjustment as of the date of adoption. Implementation matters remaining include completing our analysis, assessing accounting policy elections and disclosures under the new guidance and evaluating the systems and processes to support any possible changes to our revenue recognition practices. Based on our analysis to date, we do not believe the standard will have a material effect on our financial statements. However, our analysis is not yet complete and this preliminary conclusion is subject to change. The new revenue recognition guidance is effective for us beginning in fiscal 2019, which begins on January 29, 2018.

2.	Acquisition

On September 29, 2017, we completed the previously announced acquisition (the “Acquisition”) of substantially all of the assets of SFI pursuant to the Asset Purchase Agreement the Company and SFI entered into on September 6, 2017 (the “Asset Purchase Agreement”).  Upon completion and subject to post-closing working capital adjustments, the Company paid $32.7 million in cash (the “Cash Consideration”) and issued 176,018 shares of the Company’s common stock (the “Stock Consideration”) to the shareholders of SFI as consideration for the Acquisition. The Cash Consideration included an additional payment of approximately $650,000 pursuant to working capital adjustments provided for in the Asset Purchase Agreement. The number of shares of common stock issued at closing for the Stock Consideration was determined by reference to the mean closing price of the Company’s common stock for the ten trading days immediately preceding the business day preceding the closing date ($45.45).  Under the Asset Purchase Agreement, we also assumed certain liabilities of SFI. The assumed liabilities did not include the indebtedness (as defined in the Asset Purchase Agreement) of SFI.

Also on September 29, 2017, we entered into a second amended and restated loan agreement (the “Loan Agreement”) with Bank of America, N.A. (“BofA”) in connection with the completion of the Acquisition. The Loan Agreement amends and restates the amended and restated loan agreement the Company entered into with BofA on February 1, 2016, in connection with its acquisition of the substantially all of the assets of Home Meridian International, Inc. The Amended and Restated Loan Agreement provides us with a new $12 million unsecured term loan (the “New Unsecured Term Loan”). On September 29, 2017, we borrowed the full $12 million available under the New Unsecured Term Loan in connection with the completion of the Acquisition. For additional details regarding the Loan Agreement, see Note 9.  “Debt,” below.

In accordance with FASB Accounting Standards Codification Topic 805, “Business Combinations” (“ASC 805”), the Acquisition has been accounted for using the acquisition method of accounting. We recorded assets acquired, including identifiable intangible assets, and liabilities assumed, from SFI at their respective fair values at the date of completion of the Acquisition.  The excess of the purchase price over the net fair value of such assets and liabilities was recorded as goodwill.

The following table summarizes the estimates of the fair values of the identifiable assets acquired and liabilities assumed in the Acquisition as of September 29, 2017. Inventory, prepaids and accounts payable values have been finalized. We are currently reviewing the net working capital adjustment as specified in the Asset Purchase Agreement, consequently, the accounts receivable, and accrued expenses values are subject to change. The preliminary estimates of fair value of property and equipment, intangible assets and goodwill are preliminary values, and subject to change as our appraisals and estimates are finalized during the fiscal 2018 fourth quarter.

Fair value estimates of assets acquired and liabilities assumed
Purchase price consideration
Cash paid for assets acquired, including working capital adjustment	$32,650
Value of shares issued for assets acquired	8,000
Fair value adjustment to shares issued for assets acquired*	396
Total purchase price	$41,046

Accounts receivable	$3,576
Inventory	2,380
Prepaid expenses and other current assets	52
Property and equipment	5,418
Intangible assets	13,193
Goodwill	17,645
Accounts payable	(699)
Accrued expenses	(519)
Total purchase price	$41,046

*As provided by the Asset Purchase Agreement, we calculated the number of common shares issued to SFI by dividing $8 million by the mean closing price of our common stock for the ten trading days immediately preceding the business day immediately preceding the closing date ($45.45). However, U.S. Generally Accepted Accounting Standards provide that we value stock consideration exchanged in the Acquisition at fair value. Consequently, we adjusted the purchase price by $396,000, which represents the difference in the mean closing price of our common shares described in this paragraph and the price on September 29, 2017, multiplied by the number of common shares issued (176,018.)  No additional consideration was transferred to SFI as a result of this adjustment.

Property and equipment were recorded at fair value and primarily consist of machinery and equipment and leasehold improvements. Property and equipment will be amortized over their estimated useful lives and leasehold improvements will be amortized over the lesser of their useful lives or the remaining lease period.

Goodwill is calculated as the excess of the purchase price over the net assets acquired. The goodwill recognized is attributable to growth opportunities and expected synergies. All goodwill in expected to be deductible for income tax purposes.

Intangible assets, consist of three separately identified assets:

▪
Shenandoah customer relationships, which are definite-lived intangible assets with an aggregate fair value of $12.1 million. The customer relationships are amortizable and will be amortized over a period of thirteen years;

▪
The Shenandoah tradename, an indefinite lived intangible asset with a fair value of $645,000. The tradename is not subject to amortization, but will be evaluated annually, and as circumstances dictate, for impairment; and

▪
Shenandoah’s order backlog which is a definite-lived intangible asset with an aggregate fair value of $479,000 that we will amortize over four months, with most of the expense recognized in the fiscal 2018 fourth quarter.

The total weighted average amortization period for these assets is 12.5 years.

The following unaudited consolidated pro forma summary has been prepared by adjusting our historical data to give effect to the Acquisition as if it had occurred on February 1, 2016:

	13 Weeks Ended	39 Weeks Ended
	October 30, 2016	October 30, 2016
	(Pro forma)	(Pro forma)
Net Sales	$156,570	$434,921
Net Income	$7,268	$16,257
Basic EPS	$0.63	$1.41
Diluted EPS	$0.62	$1.39

	Pro Forma - Unaudited
	13 Weeks Ended	39 Weeks Ended
	October 29, 2017	October 29, 2017
	(Pro forma)	(Pro forma)
Net Sales	$165,777	$474,610
Net Income	$9,218	$24,223
Basic EPS	$0.79	$2.09
Diluted EPS	$0.78	$2.06

The unaudited consolidated pro forma financial information was prepared in accordance with existing standards and is not necessarily indicative of the results of operations that would have occurred if the Acquisition had been completed on the date indicated, nor is it indicative of our future operating results.

Material adjustments included in the pro forma financial information in the table above consist of amortization of intangible assets, elimination of transaction related costs in fiscal 2018 proforma results and recording of interest on short and long-term debt incurred to facilitate this transaction.

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

We have incurred approximately $700,000 in Acquisition-related costs so far in fiscal 2018. These expenses are included in the “Selling and administrative expenses” line of our condensed consolidated statements of income. Included in our fiscal 2018 third quarter and year-to-date results are Shenandoah’s October results, which include $3.1 million in net sales and $197,000 of operating income, including $290,000 in intangible amortization expense.

3.          Shareholders’ Equity

The number of shares and the amount of common stock outstanding changed materially from the end of the 2017 fiscal year, as a result of issuing 176,018 shares of common stock to the shareholders of SFI as partial consideration for the Acquisition. The table below reconciles the number of shares and amounts of common stock outstanding from our most recent fiscal year end to the end of the fiscal 2018 third quarter. The table shows the effects of the Acquisition issuance, as well as other activity in the common stock account unrelated to the Acquisition.

	Common Stock
	Shares	Amount

Outstanding shares January 29, 2017	11,563	$39,753
Shares issued for Acquisition	176	8,396
Restricted share grants	23	431
Restricted stock compensation costs	-	330
Outstanding shares October 29, 2017	11,762	$48,910

4.          Accounts Receivable

	October 29,	January 29,
	2017	2017

Trade accounts receivable	$86,409	$99,378
Receivable from factor	-	6
Other accounts receivable allowances	(5,630)	(6,298)
Allowance for doubtful accounts	(929)	(508)
Accounts receivable	$79,850	$92,578

5.	Inventories

	October 29,	January 29,
	2017	2017
Finished furniture	$91,624	$85,520
Furniture in process	1,338	735
Materials and supplies	9,444	7,536
Inventories at FIFO	102,406	93,791
Reduction to LIFO basis	(18,856)	(18,488)
Inventories	$83,550	$75,303

6.          Property, Plant and Equipment

	Depreciable Lives	October 29,	January 29,
	(In years)	2017	2017

Buildings and land improvements	15 - 30	$24,073	$23,392
Computer software and hardware	3 - 10	18,181	17,308
Machinery and equipment	10	8,448	5,031
Leasehold improvements	Term of lease	9,470	7,104
Furniture and fixtures	3 - 8	2,181	1,903
Other	5	660	562
Total depreciable property at cost		63,013	55,300
Less accumulated depreciation		34,160	31,167
Total depreciable property, net		28,853	24,133
Land		1,067	1,067
Construction-in-progress		926	603
Property, plant and equipment, net		$30,846	$25,803

7.          Fair Value Measurements

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

As of October 29, 2017 and January 29, 2017, Company-owned life insurance was measured at fair value on a recurring basis based on Level 2 inputs. The fair value of the Company-owned life insurance is determined by inputs that are readily available in public markets or can be derived from information available in publicly quoted markets. Additionally, the fair value of the Company-owned life insurance is marked to market each reporting period and any change in fair value is reflected in income for that period.

As of January 29, 2017, our Pension Plan (the “Plan”) assets were measured at fair value on a recurring basis based on Level 1 inputs. Pension plan assets, held in a trust account by the Plan’s trustee, primarily consist of a wide-range of mutual fund asset classes, including domestic and international equities, fixed income securities such as corporate bonds, mortgage-backed securities, real estate investments and U.S. Treasuries. As of January 31, 2017, the date of the latest actuarial valuation, Plan assets were netted against the Plan’s Projected Benefit Obligation (“PBO”) on that date to determine the Plan’s funded status. Since the PBO exceeded the market value of the Plan’s assets, the funded status is recorded in our condensed consolidated balance sheets as a net liability. As of January 31, 2017, the net liability for this plan was $3.5 million shown on the “Pension Plan” line of our condensed consolidated balance sheets.  The market value of pension plan assets shown below are as of January 31, 2017, the actuarial valuation date of the Pension Plan.  See Note 10. “Employee Benefit Plans” for additional information about the Plan.

Our assets measured at fair value on a recurring basis at October 29, 2017 and January 29, 2017, were as follows:

	Fair value at October 29, 2017				Fair value at January 29, 2017
Description	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total

Assets measured at fair value
Company-owned life insurance	$-	$23,322	$-	$23,322	$-	$22,366	$-	$22,366
Pension plan assets*	13,881	-	-	13,881	13,881	-	-	13,881

* as of January 29, 2017 for Pension Plan assets.

8.          Intangible Assets

During the fiscal 2018 third quarter, we recorded both non-amortizable and amortizable intangible assets as a result of the Acquisition. Shenandoah’s trade names, customer relationships and order backlog have been assigned preliminary fair values subject to additional analysis during the measurement period as we continue to gather information. Details of these new intangible assets, as well as previously recorded intangible assets assigned to our Upholstery and Home Meridian reportable segments, are as follows:

		October 29,	January 29,
	Segment	2017	2017
Non-amortizable Intangible Assets
Goodwill	Home Meridian	$23,187	$23,187
Goodwill	Upholstery	$17,645	-
Trademarks and trade names - Home Meridian	Home Meridian	11,400	11,400
Trademarks and trade names - Bradington-Young	Upholstery	861	861
Trademarks and trade names - Shenandoah	Upholstery	645	-
Trademarks and trade names - Sam Moore	Upholstery	396	396
Total non-amortizable assets		$54,134	$35,844

Our amortizable intangible assets consist of customer relationships, trademarks and order backlog and are recorded in the Home Meridian and Upholstery segments. The estimated amortization expense associated with these assets is expected to be as follows:

Fiscal Year	Amount

Remainder of 2018	$833
2019	2,263
2020	2,263
2021	2,263
2022	2,263
Thereafter	14,640
$24,525

Accumulated amortization on intangible assets was $4.4 million at October 29, 2017 and was $3.1 million at January 29, 2017.

9.          Debt

On September 29, 2017, we entered into a loan agreement (the “Loan Agreement”) with Bank of America, N.A. (“BofA”) in connection with the completion of the Acquisition discussed in Note 2 Acquisition, above.  The Loan Agreement amends and restates the amended and restated loan agreement that the Company entered into with BofA on February 1, 2016. The Loan Agreement provides us with the New Unsecured Term Loan of $12 million.

Amounts outstanding under the New Unsecured Term Loan will bear interest at a rate, adjusted monthly, equal to the then current LIBOR monthly rate plus 1.50%. We must repay the principal amount borrowed under the New Unsecured Term Loan in monthly installments of approximately $143,000, together with any accrued interest, until the full amount borrowed is repaid or until the earlier of September 30, 2022 or the expiration of the Company’s existing $30 million revolving credit facility (the “Existing Revolver”), at which time all amounts outstanding under the New Unsecured Term Loan will become due and payable. We may prepay the outstanding principal amount under the New Unsecured Term Loan, in full or in part, on any interest payment date without penalty. On September 29, 2017, we borrowed the full $12 million available under the New Unsecured Term Loan.

Additionally, we incurred $39,000 in debt issuance costs in connection with our term loans in the fiscal 2018 third quarter. These costs are amortized over the life of the loan using the interest method and are included in the “interest expense” line of our condensed consolidated income statements. Unamortized debt issuance costs are netted against the carrying value of our term loans on our condensed consolidated balance sheets. As of October 29, 2017, including the debt issuance costs in connection with a previous acquisition, total unamortized loan costs of $131,000 were netted against the carrying value of our term loans on our condensed consolidated balance sheets.

The Loan Agreement also included customary representations and warranties and requires us to comply with customary covenants, including, among other things, the following financial covenants:

•	Maintain a ratio of funded debt to EBITDA not exceeding:
o	2.50:1.0 through August 31, 2018;
o	2.25:1.0 through August 31, 2019; and
o	2.00:1.00 thereafter.
•	A basic fixed charge coverage ratio of at least 1.25:1.00; and
•
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

We were in compliance with each of these financial covenants at October 29, 2017 and expect to remain in compliance with existing covenants through fiscal 2018 and for the foreseeable future.

As of October 29, 2017, we had an aggregate $28.5 million available under our Existing Revolver to fund working capital needs. Standby letters of credit in the aggregate amount of $1.5 million, used to collateralize certain insurance arrangements and for imported product purchases, were outstanding under the Existing Revolver as of October 29, 2017.  There were no additional borrowings outstanding under the Existing Revolver on October 29, 2017.

10.      Employee Benefit Plans

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

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 29,	October 30,	October 29,	October 30,
	2017	2016	2017	2016
Net periodic benefit costs
Service cost	76	94	228	282
Interest cost	280	295	839	885
Actuarial loss (gain)	15	(18)	45	(54)
Expected return on pension plan assets	(234)	(197)	(700)	(591)
Expected administrative expenses	70	70	210	210

Consolidated net periodic benefit costs	$207	$244	$622	$732

The expected long-term rate of return on Pension Plan assets is 7.0% as of the Pension Plan’s most recent valuation date of January 29, 2017. We contributed $511,000 in required contributions to the Pension Plan in the first nine months of fiscal 2018. There are no required Pension Plan contributions due during the remainder of fiscal 2018. The SRIP and SERP plans are unfunded plans. Consequently, we expect to pay a total of approximately $210,000 in benefit payments from our general assets during the remainder of fiscal 2018 to fund SRIP and SERP payments.

11.          Earnings Per Share

We refer you to the discussion of Earnings Per Share in Note 1 “Summary of Significant Accounting Policies,” in the financial statements included in our 2017 Annual Report, for additional information concerning the calculation of earnings per share.

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

	October 29,	January 29,
	2017	2017

Restricted shares	16	26
Restricted stock units	19	20
	35	46

All restricted shares and RSUs awarded that have not yet vested are considered when computing diluted earnings per share. The following table sets forth the computation of basic and diluted earnings per share:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 29,	October 30,	October 29,	October 30,
	2017	2016	2017	2016

Net income	$7,202	$6,459	$19,726	$14,308
Less: Unvested participating restricted stock dividends	2	3	8	8
Net earnings allocated to unvested participating restricted stock	10	14	37	32
Earnings available for common shareholders	7,190	6,442	19,681	14,268

Weighted average shares outstanding for basic earnings per share	11,679	11,537	11,596	11,528
Dilutive effect of unvested restricted stock and RSU awards	21	22	30	28
Weighted average shares outstanding for diluted earnings per share	11,700	11,559	11,626	11,556

Basic earnings per share	$0.62	$0.56	$1.70	$1.24

Diluted earnings per share	$0.61	$0.56	$1.69	$1.23

12.      Income Taxes

We recorded income tax expense of $4 million for the fiscal 2018 third quarter compared to $3.5 million for the comparable prior year period. The effective tax rates for the fiscal 2018 and 2017 third quarter were 35.7% and 34.8%, respectively. Our effective tax rate was higher in the fiscal 2018 third quarter primarily due to higher state tax expenses as the result of expanding territory.

We recorded income tax expense of $10.6 million for the fiscal 2018 first nine months, compared to $7.7 million for the same prior-year period.  The effective tax rates for the first nine months of fiscal 2018 and 2017 were 34.9% and 35.1%, respectively. The effective tax rate was lower in the 2018 first nine months due to the settlement of an uncertain tax position on captive insurance, excess tax benefits from share-based compensation and a state tax credit received during the first quarter of fiscal 2018.

The net unrecognized tax benefits as of October 29, 2017 and January 29, 2017, which, if recognized, would affect our effective tax rate are $129,000 and $201,000, respectively.

Tax years ending February 2, 2014 through January 29, 2017 remain subject to examination by federal and state taxing authorities.

13.          Segment Information

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

For financial reporting purposes, we are organized into four reportable segments:

▪	Hooker Casegoods, an imported casegoods business;
▪	Upholstery, which includes the domestic upholstery manufacturing operations of Bradington-Young, Sam Moore, Shenandoah Furniture and the imported upholstery operations of Hooker Upholstery;
▪
Home Meridian, a business acquired at the beginning of fiscal 2017, is a stand-alone, mostly autonomous business that serves a different type or class of customer than do our other operating segments and at much lower margins; and

▪
All other, which includes H Contract and Homeware, two businesses started in 2013. Neither of these segments met the ASC 280 aggregation criteria nor were individually reportable; therefore, we combined them in an “All other” segment in accordance with ASC 280. We note that Homeware failed to reach critical mass and its operations were wound down during the fiscal 2018 second quarter.

The following table presents segment information for the periods, and as of the dates, indicated:

	Thirteen Weeks Ended				Thirty-Nine Weeks Ended
	October 29,		October 30		October 29,		October 30
	2017		2016		2017		2016
		% Net		% Net		% Net		% Net
Net Sales		Sales		Sales		Sales		Sales
Hooker Casegoods	$36,373	23.0%	$36,861	25.4%	$104,067	23.4%	$103,372	25.6%
Upholstery	26,701	16.9%	19,664	13.5%	71,247	16.0%	61,404	15.2%
Home Meridian	92,068	58.3%	86,053	59.2%	262,173	58.9%	231,391	57.4%
All other	2,792	1.8%	2,720	1.9%	7,627	1.7%	7,125	1.8%
Intercompany eliminations	-		-		-		-
Consolidated	$157,934	100.0%	$145,298	100%	$445,114	100.0%	$403,292	100%

Gross Profit
Hooker Casegoods	$11,346	31.2%	$12,081	32.8%	$32,984	31.7%	$32,897	31.8%
Upholstery	6,190	23.2%	4,311	21.9%	17,255	24.2%	14,029	22.8%
Home Meridian	15,808	17.2%	13,742	16.0%	42,875	16.4%	36,865	15.9%
All other	934	33.4%	791	29.1%	2,420	31.7%	2,204	30.9%
Intercompany eliminations	-		1		4		8
Consolidated	$34,278	21.7%	$30,926	21.3%	$95,538	21.5%	$86,003	21.3%

Operating Income
Hooker Casegoods	$3,990	11.0%	$5,092	13.8%	$11,918	11.5%	$11,514	11.1%
Upholstery	2,199	8.2%	1,178	6.0%	6,807	9.6%	4,256	6.9%
Home Meridian	4,607	5.0%	3,503	4.1%	10,658	4.1%	5,956	2.6%
All other	409	14.6%	165	6.1%	721	9.5%	430	6.0%
Intercompany eliminations	-		1		4		8
Consolidated	$11,205	7.1%	$9,939	6.8%	$30,108	6.8%	$22,164	5.5%

Capital Expenditures
Hooker Casegoods	$268		$343		$1,259		$1,065
Upholstery	145		430		359		638
Home Meridian	580		122		1,090		193
All other	-		9		-		9
Consolidated	$993		$904		$2,708		$1,905

Depreciation & Amortization
Hooker Casegoods	$490		$566		$1,452		$1,650
Upholstery	538		253		929		718
Home Meridian	673		770		2,012		3,965
All other	1		3		6		7
Consolidated	$1,702		$1,592		$4,399		$6,340

	As of October 29, 2017	%Total	As of January 29, 2017	%Total
Assets		Assets		Assets
Hooker Casegoods	$125,232	47.5%	$130,917	48.6%
Upholstery	42,636	16.2%	31,018	11.5%
Home Meridian	95,483	36.2%	107,101	39.7%
All other	509	0.2%	554	0.2%
Intercompany eliminations	-	0.0%	(4)	0.0%
Consolidated assets	$263,860	100.0%	$269,586	100%
Consolidated goodwill and intangibles	78,657		49,110
Total consolidated assets	$342,517		$318,696

Sales by product type are as follows:

	Net Sales (in thousands)
	Thirteen Weeks Ended				Thirty-Nine Weeks Ended
	October 29,		October 30,		October 29,		October 30,
	2017	%Total	2016	%Total	2017	%Total	2016	%Total
Casegoods	$115,106	73%	$107,994	74%	$316,639	71%	$286,039	71%
Upholstery	42,828	27%	37,304	26%	128,475	29%	117,253	29%
	$157,934	100%	$145,298	100%	$445,114	100%	$403,292	100%

14.      Related Party Transactions

We lease the four properties utilized in Shenandoah’s operations. One of our employees has an ownership interest in the entities that own these properties. The leases commenced on September 29, 2017, have an initial 48-month term, and an option to renew each for an additional seven years. All four leases include annual rent escalation clauses with respect to minimum lease payments after the initial 48-month term of the lease is completed. In addition to monthly lease payments, we also incur expenses for property taxes, routine repairs and maintenance and other operating expenses.  We paid $68,000 in lease payments to these entities during the fiscal 2018 third quarter.

15.      Subsequent Events

Dividends

On December 7, 2017, our board of directors declared a quarterly cash dividend of $0.14 per share, payable on December 29, 2017 to shareholders of record at December 18, 2017.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

All references to the “Company,” “we,” “us” and “our” refer to Hooker Furniture Corporation and its consolidated subsidiaries, unless specifically referring to operating segment information. All references to the “Hooker”, “Hooker Division” or “traditional Hooker” divisions or companies refer to the current components of our Hooker Casegoods and Upholstery operating segments, including Shenandoah since its characteristics (e.g. management, price points, margins and domestic manufacturing base), are like that of the other components of what we previously defined as the “legacy Hooker” business. References to the “Acquisition” refer to the recently completed acquisition of substantially all of the assets of Shenandoah Furniture, Inc. on September 29, 2017.  All references to specific quarterly periods are referring to our fiscal quarters. Our quarterly periods are based on thirteen-week “reporting periods” (which end on a Sunday) rather than quarterly periods consisting of three calendar months. As a result, each quarterly period generally is thirteen weeks, or 91 days, long, except as noted below. All references to the years 2018, 2017 and other years are referring to our fiscal years, unless otherwise stated. Our fiscal years end on the Sunday closest to January 31. In some years (generally once every six years) the fourth quarter will be fourteen weeks long and the fiscal year will consist of fifty-three weeks.

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

▪
the risks related to the recent Acquisition including  integration costs, costs related to Acquisition debt, maintaining Shenandoah’s existing customer relationships, debt service costs, interest rate volatility, the use of operating cash flows to service debt to the detriment of other corporate initiatives or strategic opportunities, financial statement charges related to the application of current accounting guidance in accounting for the Acquisition, the recognition of significant additional depreciation and amortization expenses by the combined entity,  the loss of key employees from Shenandoah, the disruption of ongoing businesses or inconsistencies in standards, controls, procedures and policies across the companies which could adversely affect our internal control or information systems and the costs of bringing them into compliance and failure to realize benefits anticipated from the Acquisition;

▪	the risks specifically related to the concentrations of a material part of our sales and accounts receivable in only a few customers;
▪
achieving and managing growth and change, and the risks associated with new business lines, acquisitions (including the recent Acquisition), restructurings, strategic alliances and international operations;

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

▪	the interruption, inadequacy, security breaches or integration failure of our information systems or information technology infrastructure, related service providers or the internet;
▪	disruptions affecting our Virginia, North Carolina or California warehouses, our Virginia or North Carolina administrative facilities or our representative offices in Vietnam and China;
▪	when or whether our new business initiatives, including the recent Acquisition and the acquisition of Home Meridian, meet growth and profitability targets;
▪	price competition in the furniture industry;
▪	changes in domestic and international monetary policies and fluctuations in foreign currency exchange rates affecting the price of our imported products and raw materials;
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

This quarterly report on Form 10-Q includes our unaudited condensed consolidated financial statements for the thirteen-week period (also referred to as “three months,” “three-month period,” “quarter,” “third quarter” or “quarterly period”) that began July 31, 2017, and the thirty-nine week period (also referred to as “nine months,” or “nine-month period”) that began January 30, 2017, which both ended October 29, 2017. This report discusses our results of operations for this period compared to the 2017 fiscal year thirteen-week period that began August 1, 2016 and the thirty-nine week period that began February 1, 2016, which both ended October 30, 2016; and our financial condition as of October 29, 2017 compared to January 29, 2017.

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

Our strategy is to leverage the financial strength afforded us by Hooker’s slower-growing but highly profitable traditional Hooker companies in order to boost revenues and earnings both organically and by acquiring companies selling in faster-growing channels of distribution in which our legacy businesses are under-represented. Consequently, Hooker acquired Home Meridian on February 1, 2016.

Hooker’s acquisition of Home Meridian has better positioned us in some of the fastest growing and emerging channels of distribution, including e-commerce, warehouse membership clubs, and contract channels of distribution, although at lower margins. This acquisition has provided the Home Meridian segment’s current leadership team with greater financial flexibility by virtue of Hooker’s strong balance sheet and, consequently, has afforded it greater operational focus.

Additionally, the Acquisition of Shenandoah, a North Carolina-based domestic upholsterer, on September 29, 2017 should better position us in the “lifestyle specialty” retail distribution channel, which we believe is gaining market share and doing well with multiple demographic groups. For that channel, domestically-produced, customizable upholstery is extremely viable and preferred by the end consumers who shop at retailers in that channel.

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

Executive Summary-Results of Operations

The Acquisition closed on the last business day of our September fiscal period. Consequently, the Upholstery segment’s results include only Shenandoah’s October results. Shenandoah’s prior year results are not included in the results discussed below.

Consolidated net sales for the fiscal 2018 third quarter grew 8.7% to $157.9 million and grew 10.4% to $445.1 million in the first nine months of fiscal 2018 due primarily to net sales increases in the Upholstery and Home Meridian segments. Net sales in the Upholstery segment increased by $7.0 million or 35.8% as compared to the prior year quarter, primarily due to sales increases in the Hooker Upholstery division and the inclusion of Shenandoah’s sales for one month of the quarter. Home Meridian’s net sales increased $6.0 million or 7% as compared to the prior year third quarter. Hooker Casegoods net sales decreased 1.3% while All other segment net sales increased 2.7% for the fiscal 2018 third quarter.

For the fiscal 2018 first nine-months, Home Meridian, Upholstery and All other segments had net sales increases of 13.3%, 16% and 7%, respectively. Net sales in Hooker Casegoods were essentially flat. Consolidated net income for the fiscal 2018 third quarter increased $743,000 or 11.5% as compared to the prior year third quarter and increased $5.4 million or 37.9% compared to the prior year first nine months, despite the inclusion of approximately $700,000 of Acquisition-related expenses in both current year periods.

As discussed in greater detail under “Results of Operations” below, the following are the primary factors that affected our consolidated fiscal 2018 third quarter and first nine months results of operations:

▪
Gross profit. Consolidated gross profit increased in absolute terms and as a percentage of net sales for the fiscal 2018 third quarter due primarily to higher net sales in the Home Meridian and Upholstery segments. Upholstery segment gross profit increased due to increased net sales at Hooker Upholstery, Bradington-Young and the addition of Shenandoah’s sales in the last month of the fiscal period. Home Meridian segment gross profit increased due to higher net sales and lower returns, sales allowance and discount expense as a percentage of net sales.  Consolidated gross profit increased in absolute terms and as a percentage of net sales for the fiscal 2018 first nine-months for primarily the same reasons as noted for the quarterly periods.

▪
Selling and administrative expenses. During the fiscal 2018 third quarter, consolidated selling and administrative (“S&A”) expenses increased in absolute terms but remained flat as a percentage of net sales primarily due to higher selling expense, higher compensation and bonus expense, the inclusion of approximately $700,000 Acquisition-related costs, and, to a lesser extent, the addition of Shenandoah’s S&A expenses during the quarter. During the 2018 first nine months, consolidated S&A expenses increased in absolute terms primarily due to higher bonus and salaries expenses, selling expense, bad debt expense and the inclusion of approximately $700,000 in acquisition-related costs.

▪
Intangible asset amortization expense. Amortization of intangibles of $624,000 and $1.3 million was recorded in the fiscal 2018 third quarter and the fiscal 2018 first nine months, respectively, compared to $334,000 and $2.8 million in the comparable prior year periods. Amortization expense for the fiscal 2018 third quarter includes $290,000 in amortization expense on newly-acquired Shenandoah intangibles.

▪
Operating income. Consolidated operating income increased $1.3 million or 12.7% in the fiscal 2018 third quarter and increased $7.9 million or 35.8% in the fiscal 2018 first nine months, due to the factors discussed above and in greater detail below.

Review

We were pleased to have achieved an approximate 9% consolidated sales increase during the fiscal 2018 third quarter, with sales up across all segments. The Home Meridian segment led the consolidated net sales increase with a 7% increase in net sales for the fiscal 2018 third quarter and 13.3% net sales increase for the fiscal 2018 first nine months, primarily due to increased sales to mega, e-commerce and alternate channel accounts. The Home Meridian segment ended the first nine months with a 17.3% year-to-date increase in sales orders; however, that segment’s sales order backlog is down 14.7% as of quarter-end. Additionally, the customer mix and related sales allowance issues that strained Home Meridian’s margins in the fiscal 2018 first quarter, were muted in the second and third quarters. Consequently, that segment’s gross margins increased in both the fiscal third quarter and first nine months. Upholstery segment net sales increased in the double-digits for the quarter and for the nine-month period, due to the addition of Shenandoah’s sales for the last month of the fiscal period and on the strength of double-digit sales increases in the Hooker Upholstery division and including upper single-digit increases at the Bradington-Young division of that segment. Hooker Upholstery’s sales increased primarily due to a better in-stock position, now that the division has fully recovered from inventory shortages that resulted from a vendor-quality issue in the prior year, and due to the shipments of recently introduced and well-received new products. Bradington-Young’s net sales increased primarily due to increased sales of higher priced luxury motion products. Net sales increased 7.6% at Sam Moore in the third quarter; however, that division’s sales were essentially flat for the first nine-months of the fiscal year. Additionally, Sam Moore’s operating profit performance was flat for the third quarter and is lower for the nine-month period, as that division continues to struggle with labor efficiency issues that have led to longer delivery times, which has resulted in lower orders and net sales and increased manufacturing costs. The Upholstery segment’s year-to-date sales orders were up 7.7%; however, its order backlog was down 4.5% as of the end of the third quarter, both as compared to the comparable prior year periods. Hooker Casegoods segment net sales were essentially flat for both the quarter and nine-month period and operating profit for both periods remained strong despite the approximate $700,000 in Acquisition-related expenses included in that segment. Hooker Casegoods sales orders increased 5.7% year-to-date October and backlog was up 25.1% at quarter-end.

In addition to increased net sales, consolidated operating profitability improved for the nine-month period both due to the absence of approximately $1 million in Home Meridian acquisition-related costs that were incurred in the prior year and a $1.8 million decrease in amortization expense on Home Meridian acquisition-related intangibles.

Results of Operations

The following table sets forth the percentage relationship to net sales of certain items included in the condensed consolidated statements of income included in this report.

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 29,	October 30,	October 29,	October 30,
	2017	2016	2017	2016
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	78.3	78.7	78.5	78.7
Gross profit	21.7	21.3	21.5	21.3
Selling and administrative expenses	14.2	14.2	14.4	15.1
Intangible asset amortization	0.4	0.2	0.3	0.7
Operating income	7.1	6.8	6.8	5.5
Other income, net	0.2	0.1	0.2	0.2
Interest expense, net	0.2	0.2	0.2	0.2
Income before income taxes	7.1	6.8	6.8	5.5
Income tax expense	2.5	2.4	2.4	1.9
Net income	4.6	4.4	4.4	3.5

Fiscal 2018 Third Quarter Compared to Fiscal 2017 Third Quarter

	Net Sales
	Thirteen Weeks Ended
	October 29, 2017		October 30, 2016		$ Change	% Change
		% Net Sales		% Net Sales
Hooker Casegoods	$36,373	23.0%	$36,861	25.4%	$(488)	-1.3%
Upholstery	26,701	16.9%	19,664	13.5%	7,037	35.8%
Home Meridian	92,068	58.3%	86,053	59.2%	6,015	7.0%
All Other	2,792	1.8%	2,720	1.9%	72	2.6%
Consolidated	$157,934	100%	$145,298	100%	$12,636	8.7%

Unit Volume	FY18 Q3 % Change vs. FY17 Q3	Average Selling Price (ASP)	FY18 Q3 % Change vs. FY17 Q3

Hooker Casegoods	0.3%	Hooker Casegoods	-0.7%
Upholstery	42.5%	Upholstery	-4.9%
Home Meridian	8.6%	Home Meridian	-1.7%
All Other	-12.4%	All Other	16.2%
Consolidated	9.1%	Consolidated	-0.3%

Consolidated net sales increased primarily due to higher net sales in the Upholstery and Home Meridian segments, as well as the addition of Shenandoah’s October sales of $3.1 million in the quarter. These increases were partially offset by a decline in average selling prices (“ASP”) in those same segments. Upholstery segment unit volume increased primarily due to increased sales at the Hooker Upholstery division and to a lesser extent at Bradington Young and Sam Moore. Upholstery segment ASP decreased primarily due to lower ASP at the Hooker Upholstery and Sam Moore divisions, partially offset by higher ASP in the Bradington-Young division. The Home Meridian segment’s unit volume increased primarily due to increased sales to emerging channels, especially e-commerce. The decrease in Home Meridian segment ASP was attributable to customer mix. Although a small part of our consolidated results, unit volume decreased and ASP increased in our All Other segment due to the lack of Homeware net sales during the quarter, as that business completed its wind-down during the fiscal 2018 second quarter.
	Gross Profit and Margin
	Thirteen Weeks Ended
	October 29, 2017		October 30, 2016		$ Change	% Change
		% Net Sales		% Net Sales
Hooker Casegoods	$11,346	31.2%	$12,081	32.8%	$(735)	-6.1%
Upholstery	6,190	23.2%	4,311	21.9%	1,879	43.6%
Home Meridian	15,808	17.2%	13,742	16.0%	2,066	15.0%
All Other	934	33.4%	791	29.1%	143	18.1%
Intercompany Eliminations	-		1		(1)	-100.0%
Consolidated	$34,278	21.7%	$30,926	21.3%	$3,352	10.8%

Consolidated gross profit increased in absolute terms and as a percentage of net sales in the fiscal 2018 third quarter, primarily due to improved profit margin in Home Meridian and Upholstery segments due primarily to increased net sales in those segments, and the addition of Shenandoah’s October sales in the Upholstery segment. The Hooker Upholstery division was the primary driver of increased gross profit in the Upholstery segment due to increased sales and lower product costs. Those increases were partially offset by decreased gross profit in Hooker Casegoods segment due to the sales shortfall and increased returns and allowance and advertising expenses.

	Selling and Administrative Expenses
	Thirteen Weeks Ended
	October 29, 2017		October 30, 2016		$ Change	% Change
		% Net Sales		% Net Sales
Hooker Casegoods	$7,356	20.2%	$6,988	19.0%	$368	5.3%
Upholstery	3,701	13.9%	3,133	15.9%	568	18.1%
Home Meridian	10,867	11.8%	9,906	11.5%	961	9.7%
All Other	525	18.8%	626	23.0%	(101)	-16.1%
Consolidated	$22,449	14.2%	$20,653	14.2%	$1,796	8.7%

Consolidated S&A expenses remained flat as a percentage of net sales but increased in absolute terms due primarily to higher selling expenses, higher compensation and benefits expenses, increased bonus expenses due to increased earnings, the inclusion of approximately $700,000 in Acquisition-related costs, and, to a lesser extent, the addition of Shenandoah’s October S&A expenses.

	Intangible Asset Amortization
	Thirteen Weeks Ended
	October 29, 2017		October 30, 2016		$ Change	% Change
		% Net Sales		% Net Sales
Intangible asset amortization	$624	0.4%	$334	0.2%	$290	86.8%

Intangible asset amortization expense was higher in the current quarter due to Acquisition-related amortization expense.

	Operating Profit and Margin
	Thirteen Weeks Ended
	October 29, 2017		October 30, 2016		$ Change	% Change
		% Net Sales		% Net Sales
Hooker Casegoods	$3,990	11.0%	$5,092	13.8%	$(1,102)	-21.6%
Upholstery	2,199	8.2%	1,178	6.0%	1,021	86.7%
Home Meridian	4,607	5.0%	3,503	4.1%	1,104	31.5%
All Other	409	14.6%	165	6.1%	244	147.9%
Intercompany Eliminations	-		1		(1)	-100.0%
Consolidated	$11,205	7.1%	$9,939	6.8%	$1,266	12.7%

Operating profitability increased for the fiscal 2018 third quarter compared to the prior year quarter, both as a percentage of net sales and in absolute terms, due to the factors discussed above. Shenandoah’s October operating profitability of $197,000, net of $290,000 in intangible asset amortization expense on Acquisition-related intangibles, is included in the Upholstery segment’s results.

	Interest Expense, net
	Thirteen Weeks Ended
	October 29, 2017		October 30, 2016		$ Change	% Change
		% Net Sales		% Net Sales
Consolidated interest expense, net	$327	0.2%	$245	0.2%	$82	33.5%

Consolidated interest expense increased primarily due to increased interest rates on our variable-rate term loans and the addition of the New Unsecured Term Loan during the quarter.

	Income taxes
	Thirteen Weeks Ended
	October 29, 2017		October 30, 2016		$ Change	% Change
		% Net Sales		% Net Sales
Consolidated income tax expense	$4,006	2.5%	$3,453	2.4%	$553	16.0%

Effective Tax Rate	35.7%		34.8%

We recorded income tax expense of $4 million for the fiscal 2018 third quarter compared to $3.5 million for the comparable prior year period. The effective tax rates for the fiscal 2018 and 2017 third quarter were 35.7% and 34.8%, respectively. Our effective tax rate was higher in the fiscal 2018 third quarter primarily due to higher state tax expense. Higher state tax expense was due to tax nexus in an additional state during the quarter.

	Net Income
	Thirteen Weeks Ended
	October 29, 2017		October 30, 2016		$ Change	% Change
		% Net Sales		% Net Sales
Consolidated	$7,202	4.6%	$6,459	4.4%	$743	11.5%

Basic earnings per share	$0.62		$0.56
Diluted earnings per share	$0.61		$0.56

Fiscal 2018 First Nine Months Compared to Fiscal 2017 First Nine Months

	Net Sales
	Thirty-Nine Weeks Ended
	October 29, 2017		October 30, 2016		$ Change	% Change
		% Net Sales		% Net Sales
Hooker Casegoods	$104,067	23.4%	$103,372	25.6%	$695	0.7%
Upholstery	71,247	16.0%	61,404	15.2%	9,843	16.0%
Home Meridian	262,173	58.9%	231,391	57.4%	30,782	13.3%
All Other	7,627	1.7%	7,125	1.8%	502	7.0%
Consolidated	$445,114	100%	$403,292	100%	$41,822	10.4%

Unit Volume	FY18 YTD % Change vs. FY17 YTD	Average Selling Price (ASP)	FY18 YTD % Change vs. FY17 YTD

Hooker Casegoods	0.5%	Hooker Casegoods	0.5%
Upholstery	19.1%	Upholstery	-2.9%
Home Meridian	19.3%	Home Meridian	-5.0%
All Other	-4.9%	All Other	12.2%
Consolidated	16.7%	Consolidated	-5.3%

Fiscal 2018 first nine months consolidated net sales increased in all reporting segments, led by increases of $30.8 million in the Home Meridian segment and a $9.8 million in the Upholstery segment. The Home Meridian segment’s unit volume increased primarily due to increased sales to mega and e-commerce accounts. The decrease in Home Meridian segment ASP was attributable to customer mix. Hooker Casegoods segment unit volume and ASP slightly increased in the nine-month period. We believe Hooker Casegoods sales were flat due to a softening in retail furniture sales in the traditional furniture channels in which that segment competes, a trend which we believe is occurring throughout the industry. Unit volume in the Upholstery segment increased primarily due to increased sales at Hooker Upholstery and due to the inclusion of Shenandoah’s October sales. Upholstery segment ASP decreased due to the increased proportion of lower priced Hooker Upholstery and Sam Moore products sold during the period. ASP increased in our All Other segment due to the increased H Contract sales and increased share of H Contract sales as a part of All Other sales, as the liquidation of Homeware inventory was completed at the end of second quarter.

	Gross Profit and Margin
	Thirty-Nine Weeks Ended
	October 29, 2017		October 30, 2016		$ Change	% Change
		% Net Sales		% Net Sales
Hooker Casegoods	$32,984	31.7%	$32,897	31.8%	$87	0.3%
Upholstery	17,255	24.2%	14,029	22.8%	3,226	23.0%
Home Meridian	42,875	16.4%	36,865	15.9%	6,010	16.3%
All Other	2,420	31.7%	2,204	30.9%	216	9.8%
Intercompany Eliminations	4		8		(4)	-50.0%
Consolidated	$95,538	21.5%	$86,003	21.3%	$9,535	11.1%

Consolidated gross profit increased in absolute terms and stayed nearly flat as a percentage of net sales in the fiscal 2018 first nine months. Home Meridian segment gross profit increased in absolute terms primarily due to increased sales Upholstery segment gross profit increased primarily due to higher sales in Hooker Upholstery and Bradington Young divisions, and to a lesser extent, the addition of Shenandoah’s October results. The Hooker Upholstery division benefited from lower discounts and allowances, favorable core cost of goods sold, and a one-time vendor price concession due to a prior-year vendor quality issue. Hooker Casegoods segment gross profit was essentially flat in absolute terms and as a percentage of net sales. Increased gross profit in the All Other segment was due to increased gross profit at H Contract due to increased sales, partially offset by higher discounts for the liquidation of Homeware inventory during the first half.

	Selling and Administrative Expenses
	Thirty-Nine Weeks Ended
	October 29, 2017		October 30, 2016		$ Change	% Change
		% Net Sales		% Net Sales
Hooker Casegoods	$21,066	20.2%	$21,383	20.7%	$(317)	-1.5%
Upholstery	10,158	14.3%	9,773	15.9%	385	3.9%
Home Meridian	31,216	11.9%	28,108	12.1%	3,108	11.1%
All Other	1,699	22.3%	1,774	24.9%	(75)	-4.2%
Consolidated	$64,139	14.4%	$61,038	15.1%	$3,101	5.1%

Consolidated S&A expenses decreased as a percentage of net sales primarily due to increased net sales. Consolidated S&A expenses increased in absolute terms primarily due to higher compensation and benefits expenses, higher bonus expenses due to increased earnings and increased selling expenses, higher bad debt expense due to the write-off of a customer balance in the fiscal 2018 first quarter and the inclusion of approximately $700,000 in Acquisition-related costs.

	Intangible Asset Amortization
	Thirty-Nine Weeks Ended
	October 29, 2017		October 30, 2016		$ Change	% Change
		% Net Sales		% Net Sales
Intangible asset amortization	$1,291	0.3%	$2,801	0.7%	$(1,510)	-53.9%

Intangible asset amortization expense was higher in the prior year period due to the short amortization period of some of the intangible assets. The decrease was partially offset by intangible asset amortization expense recognized in the period on Acquisition-related intangibles.

	Operating Profit and Margin
	Thirty-Nine Weeks Ended
	October 29, 2017		October 30, 2016		$ Change	% Change
		% Net Sales		% Net Sales
Hooker Casegoods	$11,918	11.5%	$11,514	11.1%	$404	3.5%
Upholstery	6,807	9.6%	4,256	6.9%	2,551	59.9%
Home Meridian	10,658	4.1%	5,956	2.6%	4,702	78.9%
All Other	721	9.5%	430	6.0%	291	67.7%
Intercompany Eliminations	4		8		(4)	-50.0%
Consolidated	$30,108	6.8%	$22,164	5.5%	$7,944	35.8%

Operating profitability increased for the fiscal 2018 first nine months compared to the same prior-year period, both as a percentage of net sales and in absolute terms, due to the factors discussed above.

	Interest Expense, net
	Thirty-Nine Weeks Ended
	October 29, 2017		October 30, 2016		$ Change	% Change
		% Net Sales		% Net Sales
Consolidated interest expense, net	$860	0.2%	$755	0.2%	$105	13.9%

Consolidated interest expense increased primarily due to increases in the interest rates on our variable-rate term loans and the addition of the New Unsecured Term Loan during the fiscal 2018 third quarter.

	Income taxes
	Thirty-Nine Weeks Ended
	October 29, 2017		October 30, 2016		$ Change	% Change
		% Net Sales		% Net Sales
Consolidated income tax expense	$10,574	2.4%	$7,737	1.9%	$2,837	36.7%

Effective Tax Rate	34.9%		35.1%

We recorded income tax expense of $10.6 million for the fiscal 2018 first nine months, compared to $7.7 million for the same prior-year period.  The effective tax rates for the first nine months of fiscal 2018 and 2017 were 34.9% and 35.1%, respectively. The effective tax rate was lower in the 2018 first nine months due to the settlement of an uncertain tax position on captive insurance, excess tax benefits from share-based compensation and a state tax credit received during the first quarter of fiscal 2018 first quarter.

	Net Income
	Thirty-Nine Weeks Ended
	October 29, 2017		October 30, 2016		$ Change	% Change
		% Net Sales		% Net Sales
Consolidated	$19,726	4.4%	$14,308	3.5%	$5,418	37.9%

Basic earnings per share	$1.70		$1.24
Diluted earnings per share	$1.69		$1.23

Outlook

Retail conditions were weak across all segments in September, partially due to the hurricanes that hit Florida and Texas. In October, retail conditions bounced back, along with incoming order trends and shipments across all segments. The October High Point Furniture Market was good for most divisions. However, due to a later than normal Chinese New Year, more of the heavy shipping activity that normally precedes the holiday will fall in the first quarter of fiscal 2019.

For the fiscal 2018 fourth quarter, we expect the sales order and shipment trends we are seeing in the Hooker Casegoods and Upholstery segments will favorably impact sales in those segments; however, we expect that reduced orders and backlog in the Home Meridian segment compared to the same period a year ago will negatively impact sales in that segment.

We believe the overall macro-economic environment is strong, especially housing and consumer confidence. Pending home sales recently rebounded after three straight months of declines, which we believe may be indicative of improving existing home sales. Recent data revealed new home purchases to be at their fastest pace in a decade, with a 6.2% monthly increase, marking a third consecutive monthly gain. Additionally, November consumer confidence increased for the fifth consecutive month and remains at a seventeen-year high. Along with recent record-breaking stock market performance and the macro-economic environment, we believe the strategies we have in place are working, and we expect Shenandoah to be a solid contributor going forward.
The Acquisition
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
Consequently, on September 29, 2017 we acquired substantially all of the assets and assumed certain liabilities of Shenandoah Furniture, Inc. for $32.7 million in cash and the issuance of 176,018 shares of our common stock valued at $8.4 million (such numbers are subject to agreed upon post-closing working capital adjustments). Based on the way we manage, evaluate and internally report our operations, we determined that Shenandoah’s newly acquired business will be reported in our Upholstery segment.
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
We expect the Acquisition to be accretive to earnings in our 2019 fiscal year, which begins on January 29, 2018. In the short-term, we expect a nominal reduction in earnings for the remainder of fiscal 2018 due to the timing of the Acquisition.
Refer to Part II Item 1A “Risk Factors” in this report for changes to our risk factors as a result of the Acquisition.  For a complete discussion of our risk factors, you should carefully review the detailed discussions in the "Risk Factors" and "Business" section in our Annual Report on Form 10-K filed with the SEC on April 14, 2017.
Financial Condition, Liquidity and Capital Resources

Cash Flows – Operating, Investing and Financing Activities

	Thirty-Nine Weeks Ended
	October 29,	October 30,
	2017	2016
Net cash provided by operating activities	$25,065	$31,265
Net cash used in investing activities	(35,899)	(87,625)
Net cash provided by financing activities	3,399	45,544
Net decrease in cash and cash equivalents	$(7,435)	$(10,816)

During the nine months period ended October 29, 2017, cash generated from operations, cash on hand and $12 million term-loan proceeds helped fund the Acquisition, pay $4.4 million in long-term debt payments, cash dividends of $4.2 million and capital expenditures of $2.7 million to enhance our business systems and facilities.

In comparison, during the nine months ended October 30, 2016, cash generated from operations, cash on hand, term-loan proceeds and insurance proceeds helped fund the Home Meridian acquisition, pay $10.8 million in long-term debt payments, pay $3.5 million in cash dividends and fund $1.9 million of capital expenditures to enhance our business systems and facilities and to pay $682,000 in premiums on Company-owned life insurance policies.

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

Loan Agreement and Revolving Credit Facility

On September 29, 2017, we entered into a second amended and restated loan agreement (the “Loan Agreement”) with Bank of America, N.A. (“BofA”) in connection with the completion of the Acquisition Note 2. “Acquisition,” above.  The Loan Agreement amends and restates the amended and restated loan agreement that the Company entered into with BofA on February 1, 2016. The Amended and Restated Loan Agreement provides us with a new $12 million unsecured term loan (the “New Unsecured Term Loan”).

Amounts outstanding under the New Unsecured Term Loan will bear interest at a rate, adjusted monthly, equal to the then current LIBOR monthly rate plus 1.50%. We must repay the principal amount borrowed under the New Unsecured Term Loan in monthly installments of approximately $143,000, together with any accrued interest, until the full amount borrowed is repaid or until the earlier of September 30, 2022 and the expiration of the Existing Revolver, at which time all amounts outstanding under the New Unsecured Term Loan will become due and payable. We may prepay the outstanding principal amount under the New Unsecured Term Loan, in full or in part, on any interest payment date without penalty. On September 29, 2017, we borrowed the full $12 million available under the New Unsecured Term Loan.

The Loan Agreement also included customary representations and warranties and requires us to comply with customary covenants, including, among other things, the following financial covenants:

•	Maintain a ratio of funded debt to EBITDA not exceeding:
o	2.50:1.0 through August 31, 2018;
o	2.25:1.0 through August 31, 2019; and
o	2.00:1.00 thereafter.
•	A basic fixed charge coverage ratio of at least 1.25:1.00; and
•
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

We were in compliance with each of these financial covenants at October 29, 2017 and expect to remain in compliance with existing covenants through fiscal 2018 and for the foreseeable future.

Revolving Credit Facility Availability

As of October 29, 2017, we had an aggregate $28.5 million available under our revolving credit facility to fund working capital needs. Standby letters of credit in the aggregate amount of $1.5 million, used to collateralize certain insurance arrangements and for imported product purchases, were outstanding under the revolving credit facility as of October 29, 2017.  There were no additional borrowings outstanding under the revolving credit facility on October 29, 2017.

Capital Expenditures

We expect to spend between $500,000 to $1.0 million in capital expenditures during the remainder of the 2018 fiscal year to maintain and enhance our operating systems and facilities.

Contractual Obligations

The contractual obligations reflected in our 2017 Annual Report on Form 10-K for the fiscal year ended January 29, 2017 have materially changed due to the Acquisition. Estimated additional contractual obligations due to the Acquisition as of October 29, 2017 are as follows:

	Estimated Additional Cash Payments Due by Period (In thousands)
	Less than			More than
	1 Year	1-3 Years	3-5 Years	5 years	Total

Long-Term Debt Obligations (1)	$1,716	$3,432	$6,852	$-	$12,000
Operating leases (2)	821	1,643	1,643	1,643	5,750

Total contractual cash obligations	$2,537	$5,075	$8,495	$1,643	$17,750

(1)	These amounts represent contractual cash payments due under our acquisition-related term loans. See Note 9, “Debt” for additional information about our debt.
(2)	These amounts represent estimated cash payments due under operating leases for real estate utilized in Shenandoah’s operations.

Share Repurchase Authorization

During fiscal 2013, our board of directors authorized the repurchase of up to $12.5 million of shares of the Company’s common stock. The authorization does not obligate us to acquire a specific number of shares during any period and does not have an expiration date, but it may be modified, suspended or discontinued at any time at the discretion of our board of directors. Repurchases may be made from time to time in the open market, or through privately negotiated transactions or otherwise, in compliance with applicable laws, rules and regulations, and subject to our cash requirements for other purposes, compliance with the covenants under the Loan Agreement and other factors we deem relevant. No shares have been repurchased since fiscal 2013. Approximately $11.8 million remained available for future repurchases under the authorization as of October 29, 2017.

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

In March 2017, the FASB issued ASU 2017-07, “Compensation – Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost (“ASU 2017-07).”  Currently, net benefit cost is reported as an employee cost within operating income.  The amendment requires the bifurcation of net benefit cost.  The service cost component will be presented with the other employee compensation costs in operating income.  The other components will be reported outside of operating income and will not be eligible for capitalization.  The guidance is required to be applied on a retrospective basis for the presentation of the service cost component and the other components of net benefit cost (including gains and losses on curtailments and settlements, and termination benefits paid through plans), and on a prospective basis for the capitalization of only the service cost component of net benefit cost.  Amounts capitalized into assets prior to the date of adoption should not be adjusted through a cumulative effect adjustment, but should continue to be recognized in the normal course, as for example, inventory is sold or fixed assets are depreciated. The amendments in ASU 2017-07 will become effective for us at the beginning of our 2019 fiscal year beginning on January 29, 2018.  We are currently evaluating the impact the adoption of ASU 2017-17 will have on our consolidated financial statements.

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

In February 2016, the FASB issued ASU 2016-02 Leases, which, among other things, requires lessees to recognize a right-of-use asset and a liability on the balance sheet for all leases, with the exception of short-term leases. This change will increase reported assets and liabilities by lessees– in some cases very significantly. The lease liability recognized will be equal to the present value of lease payments and the right-of-use asset will be based on the lease liability, subject to adjustment such as for initial direct costs. Leases will continue to be classified as either operating or finance leases in the income statement. Lessor accounting remains substantially similar to current U.S. GAAP. ASU 2016-02 supersedes Topic 840, Leases. The transitional guidance for adopting the requirements of ASU 2016-02 calls for a modified retrospective approach that includes a number of optional practical expedients that entities may elect to apply. This standard is effective for public entities for annual and interim periods in fiscal years beginning after December 15, 2018, which will be the first quarter of our 2020 fiscal year. We are currently evaluating the impact that the adoption of ASU 2016-02 will have on our consolidated financial statements and have not made any decision on the method of adoption with respect to the optional practical expedients.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). The amendments in ASU 2014-09 affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards. This ASU will supersede the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance, and creates a Topic 606, Revenue from Contracts with Customers. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date (“ASU 2015-14”), which defers the effective date of ASU 2014-09 for all entities by one year. ASU 2014-09 is now effective for financial statements issued for annual reporting periods beginning after December 15, 2017. We will adopt ASU No. 2014-09 on January 30, 2018, the first day of our 2019 fiscal year.

Entities may adopt this new standard either retrospectively for all periods presented in the financial statements (i.e., the full retrospective method) or as a cumulative-effect adjustment as of the date of adoption (i.e., the modified retrospective method), without applying to comparative years’ financial statements. We plan to adopt the standard using the modified retrospective method.

In the process of evaluating the impact that ASU No. 2014-09 will have on our consolidated financial statements and disclosures, we have followed the five-step model imposed by the new guidance and are in the process of completing a comprehensive review of revenue streams across our reporting segments. The review includes the determination of whether a contract or an arrangement exists, the identification of performance obligations, factors affecting the determination of transaction price, such as promotional incentives and allowances, and factors affecting the classification of receipts as revenue, such as principal versus agent considerations on logistics services and our container direct sales. Our analysis to date has included reviewing material agreements, sales policies and procedures, interviewing sales and customer care management and analyzing those findings based on the five-step model described in the new standard.

As of the end of the fiscal 2018 third quarter, with the exception of the newly acquired operations of Shenandoah, we estimate our analysis is approximately fifty percent complete. Implementation matters remaining include completing our analysis, assessing accounting policy elections and disclosures under the new guidance and evaluating the systems, processes and controls to support any possible changes to our revenue recognition practices. Based on our analysis to date, we do not believe the standard will have a material effect on our financial statements. However, our analysis is not yet complete and this preliminary conclusion is subject to change. We expect our evaluation of the impact of adopting ASU No. 2014-09 to be completed in the fourth quarter of our 2018 fiscal year, which ends January 28, 2018.

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

Interest Rate Risk

Borrowings under our revolving credit facility and the Unsecured Term Loan bear interest based on LIBOR plus 1.5% and borrowings under the Secured Term Loan bear interest based on LIBOR plus 0.5%. As such, these debt instruments expose us to market risk for changes in interest rates. There was no outstanding balance under our revolving credit facility as of October 29, 2017, other than standby letters of credit in the amount of $1.5 million. However, as of October 29, 2017, $55.2 million was outstanding under our term loans. A 1% increase in the LIBOR rate would result in an annual increase in interest expenses on our terms loans of approximately $512,000.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended October 29, 2017.  Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective as of October 29, 2017 to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to the Company’s management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure and are effective to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

On September 29, 2017, we completed the acquisition of substantially all of the assets of Shenandoah Furniture, Inc. As permitted by SEC guidance for newly acquired businesses, we intend to exclude the Shenandoah operations from the scope of our Sarbanes-Oxley Section 404 report on internal controls over financial reporting for the year ended January 28, 2018. We are in the process of implementing our internal control in the Shenandoah operations and expect that this effort will be completed in fiscal 2019.

There have been no changes in our internal control over financial reporting during the fiscal quarter ended October 29, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1A.   Risk Factors

Due to the Acquisition of Shenandoah Furniture, Inc., (the “Acquisition”) there have been changes to the risk factors described in Item 1A. “Risk Factors” in the Company's Annual Report on Form 10-K, filed with the Securities and Exchange Commission on April 14, 2017, and in the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on September 8, 2017 . For a complete discussion of the Company's risk factors, you should carefully review the detailed discussions in the "Risk Factors" and "Business" section in the Company's Annual Report on Form 10-K filed April 14, 2017 and the following risk factors:

We may fail to realize all of the anticipated benefits of the Acquisition.

While we believe the Acquisition, will be accretive to our earnings per share beginning in fiscal 2019, this expectation is based on preliminary estimates which may materially change. While we do not expect to merge operations or change customer-facing services, the success of this acquisition will depend, in part, on our ability to improve each business by sharing best practices in order to lower costs, improve efficiencies and grow sales. While we have based our expectations in part on the historical results and trends in Shenandoah’s business, there can be no assurance regarding when or the extent to which we will be able to realize these benefits. Achieving the anticipated benefits is subject to a number of uncertainties, including whether the business acquired can be operated in the manner we intend. Events outside of our control could also adversely affect our ability to realize the anticipated benefits from the acquisition. Thus, the integration of Shenandoah’s business may be unpredictable, subject to delays or changed circumstances, and we can give no assurance that the acquired business will perform in accordance with our expectations, or that our expectations with respect to integration or benefits as a result of the contemplated acquisition will materialize.

Additionally, a major asset to be acquired in this contemplated acquisition is Shenandoah’s existing customer relationships. Almost all of Shenandoah’s sales and accounts receivable are concentrated in a very small number of customers. While we believe these relationships will continue and result in profitable sales, there can be no assurance they will.

The anticipated benefits and cost savings of the acquisition may not be realized fully or at all, or may take longer to realize than expected. The integration process could result in the loss of key employees, the disruption of ongoing businesses or inconsistencies in standards, controls, procedures and policies. If the integration is not completed as planned, our ongoing business and financial results may be adversely affected, which could adversely affect our sales, earnings, financial condition and liquidity.

Item 6.   Exhibits

2.1
Asset Purchase Agreement, dated as of September 6, 2017, by and among Hooker Furniture Corporation, Shenandoah Furniture Corporation, Gideon C. Huddle and Candace H. Payne (incorporated by reference to Exhibit 2.1 of the Company’s Form 8-K (SEC File No. 000-25349) filed on September 29, 2017)

3.1
Amended and Restated Articles of Incorporation of the Company, as amended March 28, 2003 (incorporated by reference to Exhibit 3.1 of the Company’s Form 10-Q (SEC File No. 000-25349) for the quarter ended February 28, 2003)

3.2
Amended and Restated Bylaws of the Company, as amended December 10, 2013 (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K (SEC File No. 000-25349) for the year ended February 2, 2014)

4.1	Amended and Restated Articles of Incorporation of the Company, as amended (See Exhibit 3.1)

4.2	Amended and Restated Bylaws of the Company, as amended (See Exhibit 3.2)

10.1
Second Amended and Restated Loan Agreement, dated as of September 29, 2017, between Bank of America, N.A. and Hooker Furniture Corporation, Bradington-Young, LLC, Sam Moore Furniture LLC and Home Meridian Group, LLC (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K (SEC File No. 000-25349) filed on September 29, 2017)

31.1*	Rule 13a-14(a) Certification of the Company’s principal executive officer

31.2*	Rule 13a-14(a) Certification of the Company’s principal financial officer

32.1**
Rule 13a-14(b) Certification of the Company’s principal executive officer and principal financial officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*
The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended October 29, 2017, formatted in Extensible Business Reporting Language (“XBRL”): (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of income, (iii) condensed consolidated statements of comprehensive income, (iv) condensed consolidated statements of cash flows, and (v) the notes to the condensed consolidated financial statements

____________
*Filed herewith
** Furnished herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

 HOOKER FURNITURE CORPORATION

Date: December 8, 2017	By: /s/Paul A. Huckfeldt
Paul A. Huckfeldt
Chief Financial Officer and
Senior Vice President – Finance and
Accounting