Form 10-K
period 2018-01-28
HOOKER FURNITURE CORP
filed 2018-04-13
CIK 1077688

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

Form 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended January 28, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated Filer ☐	Accelerated Filer ☒
Non-accelerated Filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)	Emerging growth company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $475.7 million.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of April 6, 2018:

Common stock, no par value	11,762,409
(Class of common stock)	(Number of shares)

Documents incorporated by reference:  Portions of the registrant’s definitive Proxy Statement for its Annual Meeting of Shareholders scheduled to be held June 5, 2018 are incorporated by reference into Part III.

Hooker Furniture Corporation

All references to 2018, 2017, 2016, 2015 and 2014 or other years are referring to our fiscal years, unless otherwise stated. Our fiscal years end on the Sunday closest to January 31, with fiscal 2018 ending on January 28, 2018. Our quarterly periods are based on thirteen-week “reporting periods” (which end on a Sunday) rather than quarterly periods consisting of three calendar months. As a result, each quarterly period generally is thirteen weeks, or 91 days, long, except as noted above and below. In some years (generally once every six years) the fourth quarter will be fourteen weeks long and the fiscal year will consist of fifty-three weeks. The 2013 fiscal year that ended on February 3, 2013 was a 53-week fiscal year.

During fiscal 2018, we acquired substantially all of the assets and assumed certain liabilities of Shenandoah Furniture, Inc. (“SFI”). The results of operations of Shenandoah are included in our results beginning on September 29, 2017 (the date of the acquisition) through the end of 2018 fiscal year. Consequently, comparable prior-year information for Shenandoah is not included in the financial statements presented in this report. We acquired the assets and certain liabilities of Home Meridian International, Inc. (“HMI”) on February 1, 2016, the first day of our 2017 fiscal year. Consequently, Home Meridian’s results are not included in our results prior to the 2017 fiscal year.

All references to the “Company,” “we,” “us” and “our” in this document refer to Hooker Furniture Corporation and its consolidated subsidiaries, unless specifically referring to segment information. All references to the “Hooker”, “Hooker Division”, “Hooker Brands” or “traditional Hooker” divisions or companies refer to the current components of our Hooker Branded segment and All Other which includes Bradington-Young, Sam Moore, Shenandoah Furniture and H Contract.

References to the “Shenandoah acquisition” refer to the recently completed acquisition of substantially all of the assets of Shenandoah Furniture, Inc. on September 29, 2017.  References to the “HMI acquisition” refer to the acquisition of substantially all of the assets of Home Meridian International, Inc. on February 1, 2016.

References in this document to “SFI” refer to the counterparties to the asset purchase agreement, Shenandoah Furniture, Inc. and its two former shareholders, entered into on September 6, 2017. References in this document to “Shenandoah” or “Shenandoah Furniture” refer to the business operations of SFI acquired by us on September 29, 2017. References in this document to “HMI” refer to Home Meridian International, Inc., the counter-party to the asset purchase agreement we entered into on January 6, 2016. References in this document to “Home Meridian” or “Home Meridian segment” refer to the business operations and operating segment that was created upon the closing of the asset purchase agreement on February 1, 2016.

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

▪
the risks related to the recent Shenandoah acquisition including  integration costs, costs related to acquisition debt, maintaining Shenandoah’s existing customer relationships, debt service costs, interest rate volatility, the use of operating cash flows to service debt to the detriment of other corporate initiatives or strategic opportunities, financial statement charges related to the application of current accounting guidance in accounting for the Shenandoah acquisition, the recognition of significant additional depreciation and amortization expenses by the combined entity,  the loss of key employees from Shenandoah, the disruption of ongoing businesses or inconsistencies in standards, controls, procedures and policies across the business which could adversely affect our internal control or information systems and the costs of bringing them into compliance and failure to realize benefits anticipated from the Shenandoah acquisition;

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

▪
adverse political acts or developments in, or affecting, the international markets from which we import products, including duties or tariffs imposed on those products by foreign governments or the U.S. government;

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

▪
risks associated with domestic manufacturing operations, including fluctuations in capacity utilization and the prices and availability of key raw materials, as well as changes in transportation, warehousing and domestic labor costs, availability of skilled labor, and environmental compliance and remediation costs;

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

Also, our business is subject to a number of significant risks and uncertainties any of which can adversely affect our business, results of operations, financial condition or future prospects. For a discussion of risks and uncertainties that we face, see the Forward-Looking Statements detailed above and Item 1A, “Risk Factors” below.

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

We believe that consumer tastes and channels in which they shop for furniture are evolving at a rapid pace and we continue to change to meet these demands.

Our strategy is to leverage the financial strength afforded us by Hooker’s slower-growing but highly profitable traditional businesses in order to boost revenues and earnings both organically and by acquiring companies selling in faster-growing channels of distribution in which our traditional businesses are under-represented. Consequently, Hooker acquired Home Meridian on February 1, 2016 and Shenandoah Furniture on September 29, 2017.

Hooker’s acquisition of Home Meridian has better positioned us in some of the fastest growing and emerging channels of distribution, including e-commerce, warehouse membership clubs, and contract channels of distribution. While growing faster than industry average, these channels tend to operate at lower margins. This acquisition has provided the Home Meridian segment’s current leadership team with greater financial flexibility by virtue of Hooker’s strong balance sheet and, consequently, has afforded it greater operational focus.

We believe the acquisition of Shenandoah, a North Carolina-based domestic upholsterer will better position us in the “lifestyle specialty” retail distribution channel, which we believe is gaining market share and doing well with multiple demographic groups. For that channel, domestically- produced, customizable upholstery is extremely viable and preferred by the end consumers who shop at retailers in that channel.

Reportable Segments

Furniture sales account for all of our net sales. For financial reporting purposes, we are organized into two reportable segments, Hooker Branded and Home Meridian. Our other businesses are aggregated into “All Other”. See Note 15 to our consolidated financial statements for additional financial information regarding our reportable segments.

Products

Our product lines cover the design spectrum of residential furniture: traditional, contemporary and transitional. Further, our product lines are in the “good”, “better” and “best” product categories, which carry medium and upper price points and consist of:

▪	The Hooker Branded segment includes two businesses:
□
Hooker Casegoods, which covers a wide range of design categories and includes home entertainment, home office, accent, dining and bedroom furniture in the upper-medium price points sold under the Hooker Furniture brand; and

□	Hooker Upholstery, imported upholstered furniture targeted at the upper-medium price-range.

▪	The Home Meridian segment’s brands/marketing units include:
□	Accentrics Home, home furnishings centered around an eclectic mix of unique pieces and materials that offer a fresh take on home fashion;
□	Pulaski Furniture, specializing in casegoods covering the complete design spectrum in a wide range of bedroom, dining room, accent and display cabinets at medium price points;
□	Samuel Lawrence Furniture, specializing in value-conscious offerings in bedroom, dining room, home office and youth furnishings;
□	Prime Resources, value-conscious imported leather motion upholstery; and
□	Samuel Lawrence Hospitality, a designer and supplier of hotel furnishings targeted toward four and five-star hotels.

▪	All Other consists of:
□	Bradington-Young, a seating specialist in upscale motion and stationary leather furniture;
□	Sam Moore Furniture, a specialist in upscale occasional chairs, settees, sofas and sectional seating with an emphasis on cover-to-frame customization;
□
Shenandoah Furniture, an upscale upholstered furniture business specializing in private label sectionals, modulars, sofas, chairs, ottomans, benches, beds and dining chairs in the upper-medium price points for lifestyle specialty retailers;

□
The H Contract product line which supplies upholstered seating and casegoods to upscale senior living and assisted living facilities through designers, design firms, industry dealers and distributors that service that market; and

□
Homeware product line, which offered customer-assembled, modular upholstered and Hooker Casegoods products designed for younger and more mobile furniture customers. We note that Homeware failed to reach critical mass and its operations were wound down during the fiscal 2018 second quarter.

Sourcing

Imported Products

We have sourced products from foreign manufacturers for nearly thirty years, predominantly from Asia. Imported casegoods and upholstered furniture together accounted for approximately 87% of our net sales in fiscal 2018, 90% of our net sales in fiscal 2017, and 70% of our net sales in fiscal 2016.

Our imported furniture business is subject to inherent risks in importing products manufactured abroad, including, but not limited to, supply disruptions and delays, currency exchange rate fluctuations, transportation-related issues, economic and political developments and instability, as well as the laws, policies and actions of foreign governments and the United States. These laws, policies and actions may include regulations affecting trade or the application of tariffs.

Because of the large number and diverse nature of the foreign suppliers from which we source our imported products, we have flexibility in the sourcing of products among any particular supplier or country. However, a disruption in our supply chain from a major supplier or from Vietnam or China in general, could significantly compromise our ability to fill customer orders for products manufactured at that factory or in that country. We believe we could, most likely at higher cost, source most of the products currently sourced in Vietnam or China from factories in other countries and could produce certain upholstered products domestically at our own factories.  However, supply disruptions and delays on selected items could occur for up to six months.  If we were to be unsuccessful in obtaining those products from other sources or at a comparable cost, then a disruption in our supply chain from a major furniture supplier, or from Vietnam or China in general, could decrease our sales, earnings and liquidity.  Given the sourcing capacity available in China, Vietnam and other low-cost producing countries, we believe the risks from these potential supply disruptions are manageable.

For imported products, we generally negotiate firm pricing with foreign suppliers in U.S. Dollars, typically for a term of at least one year.  We accept the exposure to exchange rate movements beyond these negotiated periods.  We do not use derivative financial instruments to manage this risk but could choose to do so in the future.  Since we transact our imported product purchases in U.S. Dollars, a relative decline in the value of the U.S. Dollar compared to the currencies from which we obtain our imported products could increase the price we pay for imported products beyond the negotiated periods.  We generally expect to reflect substantially all of the effects of any price increases from suppliers in the prices we charge for imported products.  However, these price changes could adversely impact sales volume and profit margin during affected periods.  Conversely, a relative increase in the value of the U.S. Dollar compared to the currencies from which we obtain our imported products could decrease the cost of imported products and favorably impact net sales and profit margins during affected period. However, due to other factors, such as inflationary pressure in China and other countries, we may not fully realize savings when exchange rates fall. Therefore, lower exchange rates may only have a tempering effect on future price increases by merely delaying cost increases on imported products.  See also Item 7A. “Quantitative and Qualitative Disclosures About Market Risk.”

Raw Materials

Significant materials used in manufacturing our domestic upholstered furniture products include leather, fabric, foam, wooden frames and metal mechanisms.  Most of the leather is imported from Italy, South America and China, and is purchased as full hides and cut and sewn in our facilities, or is purchased as pre-cut and sewn kits processed by our vendors to our pattern specifications. We believe that our sources for raw materials are adequate and that we are not dependent on any one supplier.  Our five largest domestic upholstery suppliers accounted for approximately 34% of our raw materials supply purchases for domestic upholstered furniture manufacturing operations in fiscal 2018. One supplier accounted for approximately 12% of such raw material purchases in fiscal 2018. Should disruptions with this supplier occur, we believe we could successfully source these products from other suppliers without significant disruption to our operations.

Customers

Our home furnishings products are sold through a variety of retailers including independent furniture stores, department stores, mass merchants, national chains, warehouse clubs, catalog merchants, interior designers and e-commerce retailers.  No customer accounted for more than 10% of our consolidated sales in fiscal 2018. Our top five customers accounted for nearly one-third of our fiscal 2018 consolidated sales. The loss of any one or more of these customers would have a material adverse impact on our business.  2.5% of our sales in fiscal 2018 were to international customers, which we define as sales outside of the United States and Canada.

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

Warehousing and Distribution

We distribute furniture to retailers directly from factories and warehouses in Asia via our container direct programs and from our distribution centers in Virginia, North Carolina and California, and in limited cases, from customer operated warehouses in strategic locations. It is our policy and industry practice to allow order cancellation for casegoods up to the time of shipment or, in the case of container direct orders, up until the time the container is booked with the ocean freight carrier, therefore, customer orders for casegoods are not firm.  However, domestically produced upholstered products are predominantly custom-built and consequently, cannot be cancelled once the leather or fabric has been cut. Additionally, our hospitality products are highly customized and are generally not cancellable.

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

Accounts payable: Payment for our imported products warehoused first in Asia is due ten to fourteen days after our quality audit inspections are complete and the vendor invoice is presented. Payment for goods which are shipped to our US warehouses or container direct to our customers FOB Origin is generally due upon proof of lading onto a US-bound vessel and invoice presentation; however, payment terms, depending on supplier, can stretch up to 45 days from invoice date. Payment terms for domestic raw materials and non-inventory related charges vary, but are generally 30 days from invoice date.

Order Backlog

At January 28, 2018, our backlog of unshipped orders was as follows:

	Order Backlog
	(Dollars in 000s)

	January 28, 2018		January 29, 2017
Reporting Entity	Dollars	Weeks	Dollars	Weeks

Hooker Branded	$15,189	4.7	$13,335	4.4
Home Meridian	76,563	10.9	82,843	12.5
All Other	14,527	8.5	8,378	5.9

Consolidated	$106,279	8.9	$104,556	9.4

For the Hooker Branded segment and All Other, we consider unshipped order backlogs to be one helpful indicator of sales for the upcoming 30-day period, but because of our relatively quick delivery and our cancellation policies (discussed under Warehousing and Distribution, above), we do not consider order backlogs to be a reliable indicator of expected long-term sales. We consider the Home Meridian segment’s backlog to be one helpful indicator of that segment’s sales for the upcoming 90-day period. Due to (i) Home Meridian’s sales volume, (ii) the average sales order sizes of its mass, club and mega account channels of distribution, (iii) the custom nature of many of its products and (iv) the project nature of its hospitality business, that segment’s average order sizes tend to be larger and consequently, its order backlog tends to be larger.

Seasonality

Generally, sales in our fiscal first quarter are lower than our other fiscal quarters due to the post-Chinese New Year shipping lag and sales in our fiscal fourth quarter are generally stronger due to the pre-Chinese New Year surge in shipments from Asia and the product introduction schedule of a major customer. However, due to a later than normal Chinese New Year in 2018, more of the heavy shipping activities that normally precede the holiday fell in the first quarter of fiscal 2019, instead of the fourth quarter of fiscal 2018.

Environmental Matters

As a part of our business operations, our manufacturing sites generate both non-hazardous and hazardous wastes; the treatment, storage, transportation and disposal of which are subject to various local, state and national laws relating to environmental protection.  We are in the closing stage of our last environmental remediation which we believe is immaterial to our results of operations or financial position. Our policy is to record monitoring commitments and environmental liabilities when expenses are probable and can be reasonably estimated.  The costs associated with our environmental responsibilities, compliance with federal, state and local laws regulating the discharge of materials into the environment, or costs otherwise relating to the protection of the environment, have not had and are not expected to have a material effect on our financial position, results of operations, capital expenditures or competitive position.

Employees

As of January 28, 2018, we had 1,216 full-time employees, of which 222 were employed in our Hooker Branded segment, 352 were employed in our Home Meridian segment and 642 were employed in All Other. None of our employees are represented by a labor union.  We consider our relations with our employees to be good.

Patents and Trademarks

The Hooker Furniture, Bradington-Young, Sam Moore, Pulaski Furniture, Samuel Lawrence, Room Gear, Right2Home, Home Meridian International, Prime Resources International, Sourcing Solutions Group and Shenandoah trade names represent many years of continued business.  We believe these trade names are well-recognized and associated with quality and service in the furniture industry.  We also own a number of patents and trademarks, both domestically and internationally, none of which is considered to be material.

Governmental Regulations

Our company is subject to U.S. federal, state and local laws and regulations in the areas of safety, health, employment and environmental pollution controls, as well as U.S. and international trade laws and regulations.  We are also subject to foreign laws and regulations. In the past, compliance with these laws and regulations has not had any material effect on our earnings, capital expenditures, or competitive position in excess of those affecting others in our industry; however, the effect of compliance in the future cannot be predicted.  We believe we are in material compliance with applicable U.S. and international laws and regulations.

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

ITEM 1A.          RISK FACTORS

Our business is subject to a variety of risks. The risk factors discussed below should be considered in conjunction with the other information contained in this annual report on Form 10-K. If any of these risks actually materialize, our business, results of operations, financial condition or future prospects could be negatively impacted. These risks are not the only ones we face.  There may be additional risks that are presently unknown to us or that we currently believe to be immaterial that could affect us.

We rely on offshore sourcing from Vietnam and China for most of our sales. Consequently:

▪
A disruption in supply from Vietnam or China or from our most significant Vietnamese or Chinese suppliers could adversely affect our ability to timely fill customer orders for these products and decrease our sales, earnings and liquidity.

In fiscal 2018, imported products sourced from Vietnam and China accounted for nearly all of our import purchases and our top five suppliers in Vietnam and China account for approximately half of our fiscal 2018 import purchases. Furniture manufacturing creates large amounts of highly flammable wood dust and utilizes other highly flammable materials such as varnishes and solvents in its manufacturing processes and is therefore subject to the risk of losses arising from explosions and fires. A disruption in our supply chain, or from Vietnam or China in general, could significantly impact our ability to fill customer orders for products manufactured in those countries.  If such a disruption were to occur, we believe that we would have sufficient inventory on hand and in transit to our U.S. warehouses in Virginia, North Carolina and California to adequately meet demand for several months or slightly longer with an additional month’s worth of demand available for immediate shipment from our warehouses in Asia. We believe that we could, most likely at higher cost, source most of the products currently sourced in Vietnam or China from factories in other countries and could produce certain upholstered products domestically at our own factories.  However, supply disruptions and delays on selected items could occur for up to six months before the impact of remedial measures would be reflected in our results.  If we were to be unsuccessful in obtaining those products from other sources or at comparable cost, a disruption in our supply chain from our largest import furniture suppliers, or from Vietnam or China in general, could adversely affect our sales, earnings, financial condition and liquidity.

▪	Increased freight costs on imported products could decrease earnings and liquidity.

Ocean freight costs on imported products currently represent a significant portion of the cost of our imported products. Ocean freight rates on our imported products remain near historical lows due to a myriad of factors including sluggish global growth, low petroleum prices and overcapacity among ocean freight carriers. While we believe ocean freight rates are at or near the lower range of possible costs, we are unable to predict how much longer these low rates will persist. Increased rates in the future would likely adversely affect earnings, financial condition and liquidity.

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

▪
Changes in the value of the U.S. Dollar compared to the currencies for the countries from which we obtain our imported products could adversely affect our sales, earnings, financial condition and liquidity.

For imported products, we generally negotiate firm pricing with our foreign suppliers in U.S. Dollars, typically for periods of at least one year.  We accept the exposure to exchange rate movements beyond these negotiated periods. We do not use derivative financial instruments to manage this risk, but could choose to do so in the future.  Since we transact our imported product purchases in U.S. Dollars, a relative decline in the value of the U.S. Dollar could increase the price we must pay for imported products beyond the negotiated periods.  These price changes could decrease our sales, earnings, financial condition and liquidity during affected periods.

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

Although no customer accounted for more than 10% of our consolidated sales in fiscal 2018, our top five customers accounted for nearly one-third of our fiscal 2018 consolidated sales. Nearly half of our consolidated accounts receivable is concentrated in our top five customers.  Should any one of these receivables become uncollectible, it would have an immediate and material adverse impact on our financial condition and liquidity. The loss of any one or more of these customers could adversely affect our sales, earnings, financial condition and liquidity. The loss of several of our major customers through business consolidations, failures or otherwise, could adversely affect our sales, earnings, financial condition and liquidity and the resulting loss in sales may be difficult or impossible to replace.  Amounts owed to us by a customer whose business fails, or is failing, may become uncollectible, and we could lose future sales, any of which could adversely affect our sales, earnings, financial condition and liquidity.

We may fail to realize all of the anticipated benefits of the Shenandoah acquisition.

While we believe the Shenandoah acquisition, will be accretive to our earnings per share beginning in fiscal 2019, this expectation is based on preliminary estimates which may materially change. While we do not expect to merge operations or change customer-facing services, the success of this acquisition will depend, in part, on our ability to improve each business by sharing best practices in order to lower costs, improve efficiencies and grow sales. While we have based our expectations in part on the historical results and trends in Shenandoah’s business, there can be no assurance regarding when or the extent to which we will be able to realize these benefits. Achieving the anticipated benefits is subject to a number of uncertainties, including whether the business acquired can be operated in the manner we intend. Events outside of our control could also adversely affect our ability to realize the anticipated benefits from the acquisition. Thus, the integration of Shenandoah’s business may be unpredictable, subject to delays or changed circumstances, and we can give no assurance that the acquired business will perform in accordance with our expectations, or that our expectations with respect to integration or benefits as a result of the contemplated acquisition will materialize.

Additionally, a major asset acquired in the acquisition was Shenandoah’s existing customer relationships. Almost all of Shenandoah’s sales and accounts receivable are concentrated in a very small number of customers. While we believe these relationships will continue and result in profitable sales, there can be no assurance they will.

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

Our information systems (software) and information technology (hardware) infrastructure platforms and those of third parties who provide these services to us, including internet service providers and third-parties who store data for us on their servers, facilitate and support every facet of our business, including the sourcing of raw materials and finished goods, planning, manufacturing, warehousing, customer service, shipping, accounting and human resources. Our systems, and those of third parties who provide services to us, are vulnerable to disruption or damage caused by a variety of factors including, but not limited to: power disruptions or outages; natural disasters or other so-called “Acts of God”; computer system or network failures; viruses or malware; physical or electronic break-ins; the theft of computers, tablets and smart phones utilized by our employees or contractors; unauthorized access, phishing and cyber-attacks. If these information systems or technologies are interrupted or fail, our operations may be adversely affected, which could adversely affect our sales, earnings, financial condition and liquidity.

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

We incurred significant debt to provide permanent financing for the Shenandoah acquisition and HMI acquisition.

We borrowed $60 million for the Home Meridian acquisition in fiscal year 2017 and additional $12 million for the Shenandoah acquisition in fiscal year 2018 with term loans. Principal and interest payments on the borrowed funds were $7.4 million in fiscal 2018 and are expected to be $8.4 million in fiscal 2019 (assuming no interest rate changes). We are subject to interest rate volatility due to the variable interest rates on these term loans. Among other risks, our debt:

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

We may acquire or invest in businesses such as those that offer complementary products and that we believe offer competitive advantages.  However, we may fail to identify significant liabilities or risks that could negatively affect us or result in our paying more for the acquired company or assets than they are worth.  We may also have difficulty assimilating and integrating the operations and personnel of an acquired business into our current operations.  Acquisitions may disrupt or distract management from our ongoing business.  We may pay for future acquisitions using cash, stock, the assumption of debt, or a combination of these.  Future acquisitions could result in dilution to existing shareholders and to earnings per share and decrease the value of our common stock. We may pursue new business lines in which we have limited or no prior experience or expertise. These pursuits may require substantial investment of capital and personnel. New business initiatives may fail outright or fail to produce an adequate return, which could adversely affect our earnings, financial condition and liquidity.

A disruption affecting our domestic facilities could disrupt our business.

The warehouses in which we store our inventory in Virginia, North Carolina and California are critical to our success. Our corporate and divisional headquarters, which house our administration, sourcing, sales, finance, merchandising, customer service and logistics functions for our imported and domestic products are located in Virginia and North Carolina. Our domestic upholstery manufacturing facilities are located in Virginia and North Carolina. Any disruption affecting our domestic facilities, for even a relatively short period of time, could adversely affect our ability to ship our imported furniture products and disrupt our business, which could adversely affect our sales, earnings, financial condition and liquidity.

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

The Pension Plan and SERP were liabilities we assumed upon completion of the Home Meridian acquisition on February 1, 2016.

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

While the plans are frozen and no new participants are being added, we expect to be impacted by changes in actuarial assumptions of all three plans and by the investment performance and the funded status of the Pension Plan, all of which could adversely affect our financial condition and liquidity. Should we decide to terminate the Pension Plan in the future, we expect to record settlement expenses against our earnings and contribute a final cash contribution, which could adversely affect our financial condition and liquidity. See Note 11 on page F-26 for additional information about our pension plans.

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

Accounting rules require that long-lived assets be tested for impairment when circumstances indicate, but at least annually.  At January 28, 2018 we had $107.4 million in net long-lived assets, consisting primarily of property, plant and equipment, trademarks, trade names and goodwill. The outcome of impairment testing could result in the write-down of all or a portion of the value of these assets.  A write-down of our assets would, in turn, reduce our earnings and net worth. See Notes 7 and 8 for additional information.

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

ITEM 1B.          UNRESOLVED STAFF COMMENTS

None.

ITEM 2.          PROPERTIES

Set forth below is information with respect to our principal properties at April 13, 2018.  We believe all of these properties are well-maintained and in good condition.  During fiscal 2018, we estimate our upholstery plants operated at approximately 79% of capacity on a one-shift basis.  All our production facilities are equipped with automatic sprinkler systems.  All facilities maintain modern fire and spark detection systems, which we believe are adequate.  We have leased certain warehouse facilities for our distribution and import operations, typically on a short or medium-term basis.  We expect that we will be able to renew or extend these leases or find alternative facilities to meet our warehousing and distribution needs at a reasonable cost.  All facilities set forth below are active and operational, representing approximately 3.9 million square feet of owned space, leased space or properties utilized under third-party operating agreements.

Location	Segment Use	Primary Use	Approximate Size in Square Feet	Owned or Leased
Martinsville, Va.	All segments	Corporate Headquarters	43,000	Owned
Martinsville, Va.	HB, AO	Distribution and Imports	580,000	Owned
Martinsville, Va.	HB, AO	Customer Support Center	146,000	Owned
Martinsville, Va.	HB, AO	Distribution	628,000	Leased
High Point, N.C.	HB, AO	Showroom	80,000	Leased
Cherryville, N.C.	AO	Manufacturing Supply Plant	53,000	Owned
Hickory, N.C.	AO	Manufacturing	91,000	Owned
Hickory, N.C.	AO	Manufacturing and Offices	36,400	Leased
Bedford, Va.	AO	Manufacturing and Offices	327,000	Owned
High Point, N.C.	HM	Showroom	92,750	Leased
High Point, N.C.	HM	Office	23,796	Leased
High Point, N.C.	HM	Warehouse	10,400	Leased
Madison, N.C.	HM	Warehouse	500,000	Leased
Mayodan, N.C.	HM	Warehouse	235,144	Leased
Mayodan, N.C.	HM	Warehouse	200,000	Leased
Redlands, CA.	HM	Warehouse	327,790	Leased
Ho Chi Minh City, VN	HM	Office and Warehouse	4,893	Leased
Haining, China	HM	Warehouse	5,920	Leased
Haining, China	HM	Office	1,690	Leased
Dongguan, China	HM	Office	1,571	Leased
Dongguan, China	HB	Office	1,855	Leased
Thu Dau Mot, VN	HB	Office	1,722	Leased
Valdese, N.C.	AO	Manufacturing and warehousing	102,905	Leased
Mt. Airy, N.C.	AO	Manufacturing and warehousing	104,150	Leased
Martinsville, Va.	AO	Manufacturing and warehousing	92,766	Leased
High Point, N.C.	AO	Office	18,346	Leased

HB=Hooker Branded, HM=Home Meridian, AO=All Other

Set forth below is information regarding principal properties we utilize that are owned and operated by third parties.

Location	Segment Use	Primary Use	Approximate Size in Square Feet
Guangdong, China	HB	Distribution	210,000
Ho Chi Minh City, VN	HB	Distribution	25,000

ITEM 3.          LEGAL PROCEEDINGS

None.

ITEM 4.          MINE SAFETY DISCLOSURES

None.

EXECUTIVE OFFICERS OF
HOOKER FURNITURE CORPORATION

Hooker Furniture’s executive officers and their ages as of April 13, 2018 and the calendar year each joined the Company are as follows:

Name	Age	Position	Year Joined Company
Paul B. Toms, Jr.	63	Chairman and Chief Executive Officer	1983
Paul A. Huckfeldt	60	Chief Financial Officer and	2004
		Senior Vice President - Finance and Accounting
George Revington	71	Chief Operating Officer - Hooker Furniture Corporation,	2016
		President and Chief Operating Officer- Home Meridian
Anne M. Jacobsen	56	Senior Vice President-Administration	2008
Michael W. Delgatti, Jr.	64	President - Hooker Brands	2009

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

Anne M. Jacobsen has been Senior Vice President- Administration since January 2014. Ms. Jacobsen joined the Company in January of 2008 as Director of Human Resources and served as Vice President- HR and Administration from January 2011 to January 2014 and Vice President-Human Resources from November 2008 to January 2011.

Michael W. Delgatti, Jr. has been President of Hooker Brands since January 2017. Mr. Delgatti served as President- Hooker Furniture Corporation from February 2014 to January 2017, President – Hooker Upholstery from August 2011 to January 2014 and Executive Vice-President of Corporate Sales from September 2012 to January 2014. Mr. Delgatti joined the Company in January of 2009 as Executive Vice-President of Hooker Upholstery.

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

	Sales Price Per Share		Dividends
	High	Low	Per Share
October 30, 2017 - January 28, 2018	$52.75	$38.85	$0.14
July 31, - October 29, 2017	50.53	38.85	0.12
May 1, - July 30, 2017	46.60	37.80	0.12
January 30 - April 30, 2017	45.35	29.75	0.12

October 31, 2016 - January 29, 2017	$39.50	$25.55	$0.12
August 1, - October 30, 2016	27.47	22.16	0.10
May 2, - July 31, 2016	25.07	20.29	0.10
February 1 - May 1, 2016	35.95	24.23	0.10

As of January 28, 2018, we had approximately 5,700 beneficial shareholders. We currently expect that future regular quarterly dividends will be declared and paid in the months of March, June, September and December. Although we presently intend to continue to declare regular cash dividends on a quarterly basis for the foreseeable future, the determination as to the payment and the amount of any future dividends will be made by the Board of Directors on a quarterly basis and will depend on our then-current financial condition, capital requirements, results of operations and any other factors then deemed relevant by the Board of Directors.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

During the fiscal 2013 first quarter, our Board of Directors authorized the repurchase of up to $12.5 million of the Company’s common shares. No shares were purchased in fiscal 2018. Approximately $11.8 million remains available under the board’s authorization as of January 28, 2018.  For additional information regarding this repurchase authorization, see the “Share Repurchase Authorization” section in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Performance Graph

The following graph compares cumulative total shareholder return for the Company with a broad performance indicator, the Russell 2000® Index, and an industry index, the Household Furniture Index, for the period from February 3, 2013 to January 28, 2018.

COMPARISON OF CUMULATIVE TOTAL RETURN
Hooker Furniture Corporation
Russell 2000 Index
SIC Code 2510-2511
$350
$300
$250
$200
$150
$100
$50
$0
2/3/2013
2/2/2014
2/1/2015
1/31/2016
1/29/2017
1/28/2018

(1)	The graph shows the cumulative total return on $100 invested at the beginning of the measurement period in our common stock or the specified index, including reinvestment of dividends.

(2)
The Russell 2000® Index, prepared by Frank Russell Company, measures the performance of the 2,000 smallest companies out of the 3,000 largest U.S. companies based on total market capitalization and includes the Company.

(3)
Household Furniture Index as prepared by Zacks Investment Research, Inc. consists of companies under SIC Codes 2510 and 2511, which includes home furnishings companies that are publicly traded in the United States or Canada.  At January 28, 2018, Zacks Investment Research, Inc. reported that these two SIC Codes consisted of Nova Lifestyle, Inc., La-Z-Boy, Inc., Leggett & Platt, Inc., Flexsteel Industries, Inc., Hooker Furniture Corporation, Sleep Number Corp., Kimball International, Inc., Luvu Brands, Inc., Tempur Sealy International, Inc., Sichuan Leaders Petrochemical Company, Compass Diversified Holdings, Natuzzi Spa, Purple Innovation, Inc., Bassett Furniture Industries, Inc., Ethan Allen Interiors, Inc., Stanley Furniture Co., Inc. and Dorel Industries.

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

	Fiscal Year Ended (1)
	January 28,	January 29,	January 31,	February 1,	February 2,
	2018	2017	2016	2015	2014
		(In thousands, except per share data)
Income Statement Data:
Net sales	$620,632	$577,219	$246,999	$244,350	$228,293
Cost of sales	485,815	451,098	178,311	181,550	173,568
Gross profit	134,817	126,121	68,688	62,800	54,725
Selling and administrative expenses (2)	87,249	83,767	44,426	43,752	42,222
Intangible asset amortization (3)	2,084	3,134	-	-	-
Operating income	45,484	39,220	24,262	19,048	12,503
Other income, net	1,536	930	261	403	47
Interest Expense, net	1,248	954	64	53	82
Income before income taxes	45,772	39,196	24,459	19,398	12,468
Income taxes	17,522	13,909	8,274	6,820	4,539
Net income	28,250	25,287	16,185	12,578	7,929

Per Share Data:
Basic earnings per share	$2.42	$2.19	$1.50	$1.17	$0.74
Diluted earnings per share	$2.42	$2.18	$1.49	$1.16	$0.74
Cash dividends per share	0.50	0.42	0.40	0.40	0.40
Net book value per share (4)	19.53	17.16	14.46	13.30	12.57
Weighted average shares outstanding (basic) (5)	11,633	11,531	10,779	10,736	10,722

Balance Sheet Data:
Cash and cash equivalents	$30,915	$39,792	$53,922	$38,663	$23,882
Trade accounts receivable	92,461	92,578	28,176	32,245	29,393
Inventories	84,459	75,303	43,713	44,973	49,016
Working capital	153,161	147,856	111,462	100,871	94,142
Total assets	349,716	318,696	181,653	170,755	155,481
Long-term debt (including current maturities) (6)	53,425	47,710	-	-	-
Shareholders' equity	229,460	197,927	156,061	142,909	134,803

(1)	Our fiscal years end on the Sunday closest to January 31. The fiscal years presented above all had 52 weeks.

(2)	Selling and administrative expenses for fiscal 2014 included $2.1 million of startup costs pre-tax ($1.4 million, or $0.13 per share after tax) for our H Contract and Homeware business initiatives.

(3)
We recorded amortization expense of $2.1 million ($1.3 million, or $0.11 per share after tax) in fiscal 2018 on amortizable intangible assets recorded as a result of Home Meridian and Shenandoah acquisitions.

(4)
Net book value per share is derived by dividing “shareholders’ equity” by the number of common shares issued and outstanding, excluding unvested restricted shares, all determined as of the end of each fiscal period.

(5)
Weighted average outstanding shares outstanding changed materially as a result of issuing 716,910 shares of common stock to the designees of HMI as partial consideration for the Home Meridian acquisition and 176,018 shares of common stock to the shareholders of SFI as partial consideration for the Shenandoah acquisition.

(6)	Long-term debt (including current maturities) consists of term loans incurred to fund a portion of the Home Meridian and Shenandoah acquisitions.

ITEM 7.          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As you read Management’s Discussion and Analysis, please refer to the selected financial data and the consolidated financial statements, including the related notes, contained elsewhere in this annual report. We especially encourage you to familiarize yourself with:

▪	All of our recent public filings made with the Securities and Exchange Commission (“SEC”) are available, without charge, at www.sec.gov and at http://investors.hookerfurniture.com;

▪
The forward-looking statements disclaimer contained prior to Item 1 of this report, which describe the significant risks and uncertainties that could cause actual results to differ materially from those forward-looking statements made in this report, including those contained in this section of our annual report on Form 10-K;

▪
The company-specific risks found in Item 1A. “Risk Factors” of this report. This section contains critical information regarding significant risks and uncertainties that we face. If any of these risks materialize, our business, financial condition and future prospects could be adversely impacted; and

▪
Our commitments and contractual obligations and off-balance sheet arrangements described on page 33 and in Note 16 on page F-38 of this report. These sections describe commitments, contractual obligations and off-balance sheet arrangements, some of which are not reflected in our consolidated financial statements.

In Management’s Discussion and Analysis, we analyze and explain the annual changes in some specific line items in the consolidated financial statements for fiscal year 2018 compared to fiscal year 2017 and for fiscal year 2017 compared to fiscal year 2016. We also provide information regarding the performance of each of our reportable segments and All Other.

Unless otherwise indicated, references to the “Company”, "we," "our" or "us" refer to Hooker Furniture Corporation and its consolidated subsidiaries, unless specifically referring to segment information. All references to the “Hooker”, “Hooker Division”, “Hooker Brands” or “traditional Hooker” divisions or companies refer to the current components of our Hooker Branded segment and the domestic upholstery operations contained in All Other: Bradington-Young, Sam Moore, and Shenandoah Furniture.

References to the “Shenandoah acquisition” refer to our recently completed acquisition of substantially all of the assets of Shenandoah Furniture, Inc. on September 29, 2017. References to the “HMI acquisition” refer to the acquisition of substantially all of the assets of Home Meridian International, Inc. on February 1, 2016.

Furniture sales account for all of our net sales. For financial reporting purposes, we are organized into two reportable segments- Hooker Branded and Home Meridian, with our other businesses included in All Other. We continually monitor our reportable segments for changes in facts and circumstances to determine whether changes in the identification or aggregation of operating segments are necessary.  In the fourth quarter of fiscal 2018, we updated our reportable segments. Consequently, segment financial results have been recast as follows: the Upholstery Segment was eliminated and Hooker Upholstery was aggregated with Hooker Casegoods to form the Hooker Branded segment. The remains of the former Upholstery segment- Bradington-Young, Sam Moore and Shenandoah were added to All Other, which includes H Contract and Homeware. See Note 15 to our consolidated financial statements for additional financial information regarding our segments.

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

Approximately 87% of our fiscal 2018 sales were of imported furniture products, primarily from Asia. Our lower overhead, variable-cost import operations help drive our profitability and provide us with more flexibility to respond to changing demand by adjusting inventory purchases from suppliers. This import model requires constant vigilance due to a larger investment in inventory and longer production lead times. We constantly evaluate our imported furniture suppliers and when quality concerns, inflationary pressures, or trade barriers, such as duties and tariffs, diminish our value proposition, we transition sourcing to other suppliers, often located in different countries or regions. Our domestic upholstery operations have significantly higher overhead and fixed costs than our import operations, and their profitability can be and has been adversely affected by economic downturns.

Our strategy is to leverage the financial strength afforded us by our slower-growing but highly profitable traditional Hooker companies in order to boost revenues and earnings both organically and by acquiring companies selling in faster-growing channels of distribution in which our legacy businesses are under-represented. Consequently, Hooker acquired Home Meridian on February 1, 2016 and Shenandoah Furniture on September 29, 2017.

Hooker’s acquisition of Home Meridian has better positioned us in some of the fastest growing and emerging channels of distribution, including e-commerce, warehouse membership clubs and contract channels of distribution, although at lower margins. This acquisition has provided the Home Meridian segment’s current leadership team with greater financial flexibility by virtue of Hooker’s strong balance sheet and, consequently, has afforded it greater operational focus. Due to the fact that the HMI acquisition was completed on the first day of fiscal 2017, Home Meridian’s sales and other financial performance metrics are not included in our fiscal 2016 results.

We believe the acquisition of Shenandoah, a North Carolina-based domestic upholsterer should better position us in the “lifestyle specialty” retail distribution channel, which we believe is gaining market share and doing well with multiple demographic groups. For that channel, domestically-produced, customizable upholstery is extremely viable and preferred by the end consumers who shop at retailers in that channel.

Executive Summary- Fiscal 2018 Results of Operations

The Shenandoah acquisition closed at the end of our September fiscal period. Consequently, All Other’s results only include Shenandoah’s results from October 2017 through January 2018. Shenandoah’s prior year results are not included in the results discussed below.

Consolidated net sales for fiscal 2018 increased $43.4 million or 7.5% to $620.6 million as compared to fiscal year 2017 due to sales increases in our reportable segments and All Other. This increase was primarily attributable to strong sales in the Home Meridian segment and in All Other. Nearly 80% of the All Other sales increase was due to the inclusion of Shenandoah’s post-acquisition sales in the last four months of the 2018 fiscal year. The Hooker Branded segment’s net sales increased $8.1 million or 5.1% primarily due to growth in the Hooker Upholstery business.

Consolidated net income for fiscal 2018 increased about $3.0 million or 11.7% as compared to the prior year, despite a fourth quarter charge of $1.8 million to income tax expense to properly value our deferred tax assets as a result of the tax rate reduction under the recently enacted Tax Cuts and Job Act.

As discussed in greater detail under “Results of Operations” below, the following are the primary factors that affected our consolidated fiscal 2018 operations:

▪
Gross profit. Consolidated gross profit increased $8.7 million or 6.9% primarily due to sales increases in the Home Meridian segment and in All Other. Gross profit as a percentage of net sales was flat as compared to the prior year period, primarily due to increased core cost of goods sold in the Hooker Branded segment.

▪
Selling and administrative expenses. Consolidated selling and administrative (S&A) expenses increased in absolute terms primarily due to higher compensation, benefits and bonus expenses, the addition of Shenandoah’s operations for the last four months of our fiscal year and $800,000 in Shenandoah acquisition-related costs in the current year. These increases were partially offset by the absence of $1.2 million of Home Meridian acquisition-related costs from the prior year.

▪
Intangible asset amortization expense. Consolidated intangible amortization expense decreased $1.0 million due to lower Home Meridian segment amortization expense, partially offset by expense on Shenandoah’s acquisition-related intangibles acquired in the fiscal 2018 second-half.

▪	Operating income. Consolidated operating income increased $6.3 million or 16% in fiscal 2018.

Review

We are generally pleased with our fiscal 2018 results. Net sales grew in both reportable segments and All Other and we experienced double-digit growth in consolidated net income despite a $1.8 million charge recorded to reduce the value of our deferred tax assets and liabilities as a result of the corporate tax rate reduction under the Tax Cuts and Jobs Act of 2017.

We believe our strategy to leverage the financial strength of the Hooker Branded segment in order to boost revenues and earnings by acquiring companies selling in faster-growing channels of distribution in which our traditional businesses are under-represented is working. The Home Meridian segment’s net sales grew 6% or $20.8 million, primarily due to increased sales to mega, e-commerce and alternate channel accounts and despite the timing of the 2018 Chinese New Year negatively impacting net sales in the fiscal 2018 fourth quarter. More of the heavy shipping activities that normally precede the holiday fell in the first quarter of fiscal 2019, instead of the fourth quarter of fiscal 2018, which depressed fourth quarter shipments. The Home Meridian segment’s net sales increase represented nearly half of our fiscal 2018 net sales growth.

All Other’s net sales increased nearly 20%, primarily due to the Shenandoah acquisition, increased Bradington-Young sales, due in large part to increased sales of higher priced luxury motion products and net sales increases at H Contract. All Other segment sales and profitability increases were partially offset by (i) decreases in net sales at Sam Moore, as it continued to struggle with labor efficiency issues that have led to longer delivery times, which resulted in lower orders and net sales, especially from smaller, higher margin customers at Sam Moore and (ii) the lack of Homeware net sales, as that division failed to reach critical mass and its operations were wound down beginning in the fiscal 2018 second quarter.

The Hooker Branded segment’s net sales increased primarily due to increased sales of Hooker Upholstery products driven by its recovery from a vendor-quality issue in the prior fiscal year. Additionally, after two previous years of flat or modestly-declining sales at Hooker Casegoods, net sales grew $1.9 million or 1.4% in fiscal 2018, due primarily to recently well-received Hooker Casegoods collections. Hooker Casegoods is a mature business and does not currently have the strong growth prospects of other businesses in our portfolio; however, it is a significant earnings engine for the company that has allowed us to fund many of our growth initiatives.

Our fiscal 2018 operating results also benefited from the absence of approximately $1.2 million in Home Meridian acquisition-related expenses that were incurred in the prior year, partially offset by the addition of approximately $800,000 in Shenandoah acquisition related expenses in fiscal 2018. Additionally, amortization expense on HMI acquisition-related intangibles decreased by $1.8 million. Intangible asset amortization expense was higher in the prior year due to the short amortization period of some of the intangible assets recorded as a result of the HMI acquisition.

In addition to our operating results, we are pleased to report that we generated $28 million cash from operating activities to partially fund the Shenandoah acquisition, paid $7.4 million towards our term loans (principal and interest), paid $5.8 million in cash dividends to our shareholders- all while maintaining our cash balance above $30 million as of January 28, 2018. In December 2017, our Board of Directors approved the increase of our quarterly dividend to $0.14 per share.  Profitability, along with inventory management and cautious capital spending, have helped us maintain our strong, stable balance sheets.

The Shenandoah acquisition

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

Consequently, on September 29, 2017 we acquired substantially all of the assets and assumed certain liabilities of Shenandoah Furniture, Inc. for $32.8 million in cash and the issuance of 176,018 shares of our common stock valued at $8.4 million. The $32.8 million included an agreed upon post-closing working capital adjustment.

We believe Shenandoah is well-positioned in a distribution channel in which we were currently under-represented; namely, the “lifestyle specialty” retail distribution channel, which is comprised of retailers who offer furnishings and decor in the upper-medium price points, both in traditional brick and mortar stores and online.  We believe that lifestyle specialty furniture stores are gaining market share and doing well with multiple demographic groups. For that channel, domestically-produced, customizable upholstery is extremely viable and preferred by the consumer who shops there.

We expect the Shenandoah acquisition to be accretive to earnings in our 2019 fiscal year, which began on January 29, 2018.

This acquisition is not without substantial risks. We refer you to Item 1A. Risk Factors and Note 3 to our consolidated financial statements in this report for additional information.

Results of Operations

The following table sets forth the percentage relationship to net sales of certain items for the annual periods included in the consolidated statements of income:

	Fifty-two	Fifty-two	Fifty-two
	weeks ended	weeks ended	weeks ended
	January 28,	January 29,	January 31,
	2018	2017	2016
Net sales	100.0%	100.0%	100.0%
Cost of sales	78.3	78.2	72.2
Gross profit	21.7	21.8	27.8
Selling and administrative expenses	14.1	14.5	18.0
Intangible asset amortization	0.3	0.5	-
Operating income	7.3	6.8	9.8
Other income (expense), net	0.2	0.2	0.1
Interest expense, net	0.2	0.2	-
Income before income taxes	7.4	6.8	9.9
Income taxes	2.8	2.4	3.3
Net income	4.6	4.4	6.6

Fiscal 2018 Compared to Fiscal 2017

The Shenandoah acquisition closed on September 29, 2017. Consequently, Shenandoah’s results are not included in our results prior to September 30, 2017. Additionally, fiscal 2018 and 2017 results have been recast based on the re-composition of our operating segments during the 2018 fourth quarter.

Net Sales

	Fifty-two weeks ended		Fifty-two weeks ended
	January 28, 2018		January 29, 2017		$ Change	% Change
		% Net Sales		% Net Sales
Hooker Branded	$166,754	26.9%	$158,685	27.5%	$8,069	5.1%
Home Meridian	365,472	58.9%	344,635	59.7%	20,837	6.0%
All Other	88,406	14.2%	73,899	12.8%	14,507	19.6%
Consolidated	$620,632	100.0%	$577,219	100.0%	$43,413	7.5%

Unit Volume and Average Selling Price

Unit Volume	FY18 % Increase/ -Decrease vs. FY17	Average Selling Price	FY18 % Increase/ -Decrease vs. FY17

Hooker Branded	5.3%	Hooker Branded	0.0%
Home Meridian	14.8%	Home Meridian	-7.4%
All Other	19.5%	All Other	-0.5%
Consolidated	13.8%	Consolidated	-5.4%

Consolidated net sales increased in both reportable segments and All Other in fiscal 2018, led by increases in the Home Meridian segment and in All Other. Nearly 80% of All Other’s net sales increase was due to inclusion of Shenandoah’s post-acquisition sales in the last four months of the 2018 fiscal year. The increases in consolidated unit sales were partially offset by a decline in consolidated average selling prices (ASP). The Home Meridian segment’s unit volume increased primarily due to increased sales to mega and e-commerce accounts, which experienced significant year-over-year sales increases. The decrease in Home Meridian segment ASP was attributable to customer mix and growth in ecommerce sales, which tend to be lower priced products. Hooker Branded segment unit volume increased due to sales growth at Hooker Upholstery and increased Hooker Casegoods shipments in the fourth quarter. Unit volume in All Other increased primarily due to the inclusion of Shenandoah’s post-acquisition sales, and to a lesser extent, increased sales at Bradington-Young.

Gross Profit

	Fifty-two weeks ended		Fifty-two weeks ended
	January 28, 2018		January 29, 2017		$ Change	% Change
		% Segment Net Sales		% Segment Net Sales
Hooker Branded	$53,007	31.8%	$51,653	32.6%	$1,354	2.6%
Home Meridian	62,325	17.1%	57,289	16.6%	5,036	8.8%
All Other	19,485	22.0%	17,179	23.2%	2,306	13.4%
Consolidated	$134,817	21.7%	$126,121	21.8%	$8,696	6.9%

Consolidated gross profit increased in absolute terms and stayed flat as percentage of net sales in fiscal year 2018 due to increased net sales and gross profit in both reportable segments and in All Other. Home Meridian segment gross profit increased both in absolute terms and as a percentage of net sales primarily due to increased net sales and countermeasures management implemented to improve the margin. All Other gross profit increased due primarily to the addition of Shenandoah’s results. Hooker Branded segment gross profit increased due to net sales increases, lower product costs and a one-time vendor concession due to a prior year quality issue at Hooker Upholstery, partially offset by decreased Hooker casegoods gross profit due to increased cost of goods sold and returns and allowances.

Selling and Administrative Expenses

	Fifty-two weeks ended		Fifty-two weeks ended
	January 28, 2018		January 29, 2017		$ Change	% Change
		% Segment Net Sales		% Segment Net Sales
Hooker Branded	$31,275	18.8%	$31,451	19.8%	$(176)	-0.6%
Home Meridian	42,727	11.7%	39,780	11.5%	2,947	7.4%
All Other	13,247	15.0%	12,536	17.0%	711	5.7%
Consolidated	$87,249	14.1%	$83,767	14.5%	$3,482	4.2%

Consolidated selling and administrative (S&A) expenses increased in absolute terms primarily due to higher compensation, benefits and bonus expenses, the addition of Shenandoah’s operations for the last four months of our fiscal year and $800,000 in Shenandoah acquisition-related costs in the current year. These increases were partially offset by the absence of $1.2 million in Home Meridian acquisition-related costs from the prior year. Home Meridian segment S&A expenses increased primarily due to higher compensation and bonus expense on improved earnings, increased professional services due to increased compliance costs and higher bad debt expense due to the write-off of a customer balance during fiscal 2018. All Other S&A expense increased in absolute terms but decreased as a percentage of net sales. The increase was attributable to the inclusion of Shenandoah expenses, partially offset by decreased S&A at Sam Moore, due primarily to lower selling expenses, and at Homeware due to its closure in 2018. Hooker Branded segment S&A decreased in both absolute terms and as a percentage of net sales, due to the absence of approximately $1.2 million in HMI acquisition-related expenses and lower bad debts expense, partially offset by the inclusion of approximately $800,000 in Shenandoah acquisition-related costs, increased salaries and benefits expense, and increased selling expenses at Hooker Upholstery due to higher sales.

Intangible Asset Amortization

	Fifty-two Weeks Ended		Fifty-two Weeks Ended
	January 28, 2018		January 29, 2017		$ Change	% Change
		% Net Sales		% Net Sales
Intangible asset amortization	$2,084	0.3%	$3,134	0.5%	$(1,050)	-33.5%

Intangible asset amortization expense was higher in the prior year period due to the short amortization period of some of Home Meridian’s acquisition-related intangible assets. The decrease was partially offset by intangible asset amortization expense recognized on Shenandoah acquisition-related intangibles. See Note 8. Intangible Assets for additional information on our amortizable intangible assets.

Operating Income

	Fifty-two weeks ended		Fifty-two weeks ended
	January 28, 2018		January 29, 2017		$ Change	% Change
		% Segment Net Sales		% Segment Net Sales
Hooker Branded	$21,732	13.0%	$20,203	12.7%	$1,529	7.6%
Home Meridian	18,265	5.0%	14,375	4.2%	3,890	27.1%
All Other	5,487	6.2%	4,642	6.3%	845	18.2%
Consolidated	$45,484	7.3%	$39,220	6.8%	$6,264	16.0%

Operating profitability increased both in absolute terms and as a percentage of net sales in fiscal 2018 compared to the same prior-year period due to the factors discussed above.

Interest Expense, net

	Fifty-two Weeks Ended		Fifty-two Weeks Ended
	January 28, 2018		January 29, 2017		$ Change	% Change
		% Net Sales		% Net Sales
Interest expense, net	$1,248	0.2%	$954	0.2%	$294	30.8%

Consolidated interest expense in fiscal year 2018 increased primarily due to increases in the interest rates on our variable-rate term loans and interest expense on the new term loan in connection with the Shenandoah acquisition.

Income Taxes

	Fifty-two weeks ended		Fifty-two weeks ended
	January 28, 2018		January 29, 2017		$ Change	% Change
		% Net Sales		% Net Sales
Consolidated income tax expense	$17,522	2.8%	$13,909	2.4%	$3,613	26.0%

Effective Tax Rate	38.3%		35.5%

We recorded income tax expense of $17.5 million during fiscal 2018, compared to $13.9 million for fiscal 2017, due primarily to additional tax expense of $1.8 million for the re-measurement of deferred tax assets and liabilities as the result of the Tax Cuts and Job Act. The effective income tax rates for the two fiscal years were 38.3% and 35.5%, respectively. Our effective tax rate was higher in fiscal 2018 due to the Tax Act impact and proceeds received on officer life insurance in fiscal 2017 that did not recur in fiscal 2018.

Net Income and Earnings Per Share

	Fifty-two weeks ended		Fifty-two weeks ended
	January 28, 2018		January 29, 2017		$ Change	% Change
		% Net Sales		% Net Sales
Net Income
Consolidated	$28,250	4.6%	$25,287	4.4%	$2,963	11.7%

Diluted earnings per share	$2.42		$2.18

Fiscal 2017 Compared to Fiscal 2016

The Home Meridian acquisition closed on the first day of fiscal 2017. Consequently, that segment’s fiscal 2016 results are not included in the results discussed below. Additionally, fiscal 2017 and 2016 results have been recast based on the re-composition of our operating segments during the 2018 fourth quarter.

Net Sales

	Fifty-two weeks ended		Fifty-two weeks ended
	January 29, 2017		January 31, 2016		$ Change	% Change
		% Net Sales		% Net Sales
Hooker Branded	$158,685	27.5%	$173,011	70.0%	$(14,326)	-8.3%
Home Meridian	344,635	59.7%	-	0.0%	344,635
All other	73,899	12.8%	73,988	30.0%	(89)	-0.1%
Consolidated	$577,219	100.0%	$246,999	100.0%	$330,220	133.7%

Unit Volume and Average Selling Price

Unit Volume	FY17 % Increase/ -Decrease vs. FY16	Average Selling Price	FY17 % Increase/ -Decrease vs. FY16

Hooker Branded	-9.5%	Hooker Branded	1.7%
Home Meridian	-	Home Meridian	-
All Other	-5.6%	All Other	5.8%
Consolidated	-7.7%	Consolidated	2.3%

The increase in consolidated net sales was due to the HMI acquisition on the first day of fiscal 2017. This increase was partially offset by Hooker Branded segment sales decreases. These decreases were primarily due to (i) sluggish retail furniture sales in Hooker Casegoods, a trend which began in the second half of fiscal 2016 and one that seems generally consistent with that of the overall home furnishings industry during this time period and (ii) sales decreases at Hooker Upholstery due to a quality-related issue which negatively affected sales during the second and third quarters of fiscal 2017.  All Other’s sales were essentially flat primarily due to increased sales at H Contract, as that business continued to expand its customer and geographic bases. H Contract’s sales increase was offset by a net sales decrease at Sam Moore, primarily due to labor capacity issues and due to exiting unprofitable sales in the prior year, and a sale decrease at Homeware as its operations began to wind down in the 2017 fourth quarter.

Gross Profit

	Fifty-two weeks ended		Fifty-two weeks ended
	January 29, 2017		January 31, 2016		$ Change	% Change
		% Segment Net Sales		% Segment Net Sales
Hooker Branded	$51,653	32.6%	$51,693	29.9%	$(40)	-0.1%
Home Meridian	57,289	16.6%	-	0.0%	57,289
All Other	17,179	23.2%	16,995	23.0%	184	1.1%
Consolidated	$126,121	21.8%	$68,688	27.8%	$57,433	83.6%

Consolidated gross profit increased in fiscal 2017, primarily due to the HMI acquisition on the first day of fiscal 2017. Hooker Branded segment gross profit was essentially flat in absolute terms due to lower net sales; however, Hooker Branded segment gross profit as a percentage of net sales increased due primarily to lower ocean freight costs. All Other’s gross margins increased in absolute terms and as a percentage of net sales due principally to net sales increases at H Contract, partially offset by net sales decreases at Sam Moore and Homeware described above.

Selling and Administrative Expenses

	Fifty-two weeks ended		Fifty-two weeks ended
	January 29, 2017		January 31, 2016		$ Change	% Change
		% Segment Net Sales		% Segment Net Sales
Hooker Branded	$31,451	19.8%	$31,669	18.3%	$(218)	-0.7%
Home Meridian	39,780	11.5%	-	0.0%	39,780
All Other	12,536	17.0%	12,757	17.2%	(221)	-1.7%
Consolidated	$83,767	14.5%	$44,426	18.0%	$39,341	88.6%

Consolidated S&A expenses increased in absolute terms due to the addition of Home Meridian’s operations on the first day of fiscal 2017, but decreased as a percentage of net sales from fiscal 2016, primarily due to the addition of that segment’s net sales in fiscal 2017. Home Meridian’s sales typically have lower gross margins, but also lower selling costs such as marketing materials, catalogs and photography and sales commissions due to their higher volume business model. Hooker Branded segment’s S&A expenses increased as a percentage of net sales due to decreased net sales, but decreased in absolute terms due to lower selling expenses and bonus expense due to lower net sales, partially offset by increased bad debt expense due to a write-off of a customer balance during the fiscal year. All Other’s S&A expenses increased as a percentage of net sales due to essentially flat net sales and decreased in absolute terms due to (i) decreased Homeware S&A, as that business began to wind down during the fiscal 2017 fourth quarter, and (ii) decreased Sam Moore S&A due primarily to decreased selling expenses due to lower net sales. These decreases were partially offset by increased H Contract S&A due to higher selling expenses as a result of higher net sales.

Intangible Asset Amortization

	Fifty-two Weeks Ended
	January 29, 2017		January 31, 2016		$ Change	% Change
		% Net Sales		% Net Sales
Intangible asset amortization	$3,134	0.5%	$-	0.0%	$3,134	100.0%

The Home Meridian segment recorded amortization expense on HMI acquisition-related intangibles during fiscal 2017. See Note 8. Intangible Assets for additional information on our amortizable intangible assets.

Operating Income

	Fifty-two weeks ended		Fifty-two weeks ended
	January 29, 2017		January 31, 2016		$ Change	% Change
		% Segment Net Sales		% Segment Net Sales
Hooker Branded	$20,203	12.7%	$20,024	11.6%	$179	0.9%
Home Meridian	14,375	4.2%	-	0.0%	14,375
All Other	4,642	6.3%	4,238	5.7%	404	-9.5%
Consolidated	$39,220	6.8%	$24,262	9.8%	$14,958	61.7%

Operating profitability decreased as a percentage of net sales, but increased in absolute terms for fiscal 2017 compared to the same prior-year period, due to the HMI acquisition and other factors discussed above.

Interest Expense, net

	Fifty-two Weeks Ended
	January 29, 2017		January 31, 2016		$ Change	% Change
		% Net Sales		% Net Sales
Interest expense, net	$954	0.2%	$64	0.0%	$890	1390.6%

Consolidated interest expense increased primarily due to interest expense recognized on our HMI acquisition-related term loans in fiscal 2017.

Income Taxes

	Fifty-two weeks ended		Fifty-two weeks ended
	January 29, 2017		January 31, 2016		$ Change	% Change
		% Net Sales		% Net Sales
Consolidated income tax expense	$13,909	2.4%	$8,274	3.3%	$5,635	68.1%

Effective Tax Rate	35.5%		33.8%

We recorded income tax expense of $13.9 million during fiscal 2017, compared to $8.3 million for fiscal 2016, due primarily to higher taxable income.  The effective income tax rates for the two fiscal years were 35.5% and 33.8%, respectively. Our effective tax rate was higher in fiscal 2017 due to the reversal of an uncertain tax position and an adjustment to the domestic production activities deduction which impacted fiscal 2016 and did not recur in fiscal 2017, as well as the reduced impact of certain permanent differences on higher taxable income as a result of the HMI acquisition.

Net Income and Earnings Per Share

	Fifty-two weeks ended		Fifty-two weeks ended
	January 29, 2017		January 31, 2016		$ Change	% Change
		% Net Sales		% Net Sales
Net Income
Consolidated	$25,287	4.4%	$16,185	6.6%	$9,102	56.2%

Diluted earnings per share	$2.18		$1.49

Financial Condition, Liquidity and Capital Resources

Summary Cash Flow Information – Operating, Investing and Financing Activities

	Fifty-Two Weeks Ended	Fifty-Two Weeks Ended	Fifty-Two Weeks Ended
	January 28,	January 29,	January 31,
	2018	2017	2016
Net cash provided by operating activities	$27,746	$31,240	$23,036
Net cash used in investing activities	(36,483)	(88,061)	(3,455)
Net cash provided by (used in) financing activities	(140)	42,691	(4,322)
Net (decrease) increase in cash and cash equivalents	$(8,877)	$(14,130)	$15,259

During fiscal 2018, $27.7 million generated from operations, cash on hand, and $12.0 million term-loan proceeds helped partially fund the Shenandoah acquisition, make $6.3 million long-term debt payments, $5.8 million in cash dividends, fund $3.2 million capital expenditures to enhance our business systems and facilities and pay $673,000 insurance premiums on Company-owned life insurance policies. Company-owned life insurance policies are in place to compensate us for the loss of key employees, to facilitate business continuity and to serve as a funding mechanism for certain executive benefits.

During fiscal 2017, cash generated from operations, cash on hand, term-loan proceeds and insurance proceeds helped fund the HMI acquisition, pay $12.3 million in long-term debt payments, pay $4.9 million in cash dividends and fund $2.5 million of capital expenditures to enhance our business systems and facilities and to pay $715,000 in premiums on Company-owned life insurance policies.

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

We believe these resources are sufficient to meet our business requirements through fiscal 2019 and for the foreseeable future, including:

▪	capital expenditures;
▪	working capital, including capital required to fund our Pension Plan, SERP and SRIP plans;
▪	the payment of regular quarterly cash dividends on our common stock; and
▪	the servicing of our acquisition-related debt.

Based on our initial analysis of the Tax Cuts and Jobs Act of 2017, we expect substantial increases to our income and cash flows from this tax reform in fiscal 2018 and beyond.

Loan Agreements and Revolving Credit Facility

We currently have two unsecured term loans and one secured term loan outstanding and a revolving credit facility. The term loans are related to the Home Meridian and Shenandoah acquisitions. Details of our loan agreements and revolving credit facility are detailed below.

Original Loan Agreement

On February 1, 2016, we entered into an amended and restated loan agreement (the “Original Loan Agreement”) with Bank of America, N.A. (“BofA”) in connection with the closing of the Home Meridian Acquisition. Also on February 1, 2016, we borrowed in full the amounts available under the Unsecured Term Loan (the “Unsecured Term Loan”) and the Secured Term Loan (the “Secured Term Loan”) in connection with the completion of the Home Meridian Acquisition.

Details of the individual credit facilities provided for in the Original Loan Agreement are as follows:

▪
Unsecured revolving credit facility. The Original Loan Agreement increased the amount available under our existing unsecured revolving credit facility from $15 million to $30 million and increased the sublimit of the facility available for the issuance of letters of credit from $3 million to $4 million. Amounts outstanding under the revolving facility bear interest at a rate, adjusted monthly, equal to the then-current LIBOR monthly rate plus 1.50%. We must also pay a quarterly unused commitment fee that is based on the average daily amount of the facility utilized during the applicable quarter;

▪
Unsecured Term Loan. The Original Loan Agreement provided us with a $41 million Unsecured Term Loan. Any amount borrowed under the Unsecured Term Loan will bear interest at a rate, adjusted monthly, equal to the then-current LIBOR monthly rate plus 1.50%. We must repay any principal amount borrowed under the Unsecured Term Loan in monthly installments of approximately $490,000, together with any accrued interest, until the full amount borrowed is repaid or until February 1, 2021, at which time all amounts outstanding under the Unsecured Term Loan will become due and payable; and

▪
Secured Term Loan. The Original Loan Agreement provided us with a $19 million term loan secured by a security interest in certain Company-owned life insurance policies granted to BofA under a security agreement, dated as of February 1, 2016 (the “Security Agreement”). Any amounts borrowed under the Secured Term Loan will bear interest at a rate, adjusted monthly, equal to the then-current LIBOR monthly rate plus 0.50%. We must pay the interest accrued on any principal amounts borrowed under the Secured Term Loan on a monthly basis until the full principal amount borrowed is repaid or until February 1, 2021, at which time all amounts outstanding under the Secured Term Loan will become due and payable. BofA’s rights under the Security Agreement are enforceable upon the occurrence of an event of default under the Original Loan Agreement.

New Loan Agreement

On September 29, 2017, we entered into a second amended and restated loan agreement (the “New Loan Agreement”) with BofA in connection with the completion of the Shenandoah acquisition.  The New Loan Agreement:

▪
amends and restates the Original Loan Agreement detailed above such that our existing $30 million unsecured revolving credit facility (the “Existing Revolver”), Unsecured Term Loan, and Secured Term Loan all remain outstanding under the New Loan Agreement; and

▪
provides us with a new $12 million unsecured term loan (the “New Unsecured Term Loan”). Amounts outstanding under the New Unsecured Term Loan will bear interest at a rate, adjusted monthly, equal to the then current LIBOR monthly rate plus 1.50%. We must repay the principal amount borrowed under the New Unsecured Term Loan in monthly installments of approximately $143,000, together with any accrued interest, until the full amount borrowed is repaid or until the earlier of September 30, 2022 or the expiration of the Existing Revolver, at which time all amounts outstanding under the New Unsecured Term Loan will become due and payable. We may prepay the outstanding principal amount under the New Unsecured Term Loan, in full or in part, on any interest payment date without penalty. On September 29, 2017, we borrowed the full $12 million available under the New Unsecured Term Loan to partially fund the cash consideration used in the Shenandoah acquisition.

The New Loan Agreement also included customary representations and warranties and requires us to comply with customary covenants, including, among other things, the following financial covenants:

•	Maintain a ratio of funded debt to EBITDA not exceeding:
o	2.50:1.0 through August 31, 2018;
o	2.25:1.0 through August 31, 2019; and
o	2.00:1.00 thereafter.

•	A basic fixed charge coverage ratio of at least 1.25:1.00; and
•	Limit capital expenditures to no more than $15.0 million during any fiscal year beginning in fiscal 2019.

The New Loan Agreement also limits our right to incur other indebtedness, make certain investments and create liens upon our assets, subject to certain exceptions, among other restrictions. The New Loan Agreement does not restrict our ability to pay cash dividends on, or repurchase shares of our common stock, subject to our compliance with the financial covenants discussed above, if we are not otherwise in default under the New Loan Agreement.

We were in compliance with each of these financial covenants at January 28, 2018 and expect to remain in compliance with existing covenants for the foreseeable future.

Due to our strong cash position, subsequent to the end of the 2018 fiscal year, we made an unscheduled $10 million payment towards the amounts outstanding under the New Unsecured Term Loan. We believe we will save approximately $300,000 in interest expense in fiscal 2019.

Revolving Credit Facility Availability

As of January 28, 2018, we had an aggregate $28.5 million available under the Existing Revolver to fund working capital needs. Standby letters of credit in the aggregate amount of $1.5 million, used to collateralize certain insurance arrangements and for imported product purchases, were outstanding under the revolving credit facility as of January 28, 2018.  There were no additional borrowings outstanding under the Existing Revolver as of January 28, 2018.

Capital Expenditures

We expect to spend between $6 million to $8 million in capital expenditures in fiscal 2019 to maintain and enhance our operating systems and facilities.

Share Repurchase Authorization

During fiscal 2013, our Board of Directors authorized the repurchase of up to $12.5 million of the Company’s common shares. The authorization does not obligate us to acquire a specific number of shares during any period and does not have an expiration date, but it may be modified, suspended or discontinued at any time at the discretion of our Board of Directors. Repurchases may be made from time to time in the open market, or through privately negotiated transactions or otherwise, in compliance with applicable laws, rules and regulations, and subject to our cash requirements for other purposes, compliance with the covenants under the loan agreement for our revolving credit facility and other factors we deem relevant. No shares were purchased during fiscal 2018. Approximately $11.8 million remains available for future purchases under the authorization as of January 28, 2018.

Dividends

We declared and paid dividends of $0.50 per share or approximately $5.8 million in fiscal 2018. On March 5, 2018 our Board of Directors declared a quarterly cash dividend of $0.14 per share, payable on March 30, 2018 to shareholders of record at March 19, 2018.

Commitments and Contractual Obligations

As of January 28, 2018, our commitments and contractual obligations were as follows:

	Cash Payments Due by Period (In thousands)
	Less than			More than
	1 Year	1-3 Years	3-5 Years	5 years	Total
Long Term Debt (1)	$8,202	$38,938	$6,285	$-	$53,425
Deferred compensation payments (2)	1,393	3,442	3,413	8,580	16,828
Operating leases (3)	7,449	13,423	9,008	3,212	33,092
Total contractual cash obligations	$17,044	$55,803	$18,706	$11,792	$103,345

(1)
These amounts represent obligations due under the Unsecured Term Loan and the Secured Term Loan.  See Note 10 to the consolidated financial statements beginning on page F-24 for additional information about our long-term debt obligations. Subsequent to the end the recently completed fiscal year, we made an unscheduled $10 million payment on the Unsecured Term Loan.

(2)
These amounts represent estimated cash payments to be paid to participants in our SRIP through fiscal year 2043, which is 15 years after the last current SRIP plan participant is assumed to have retired. SERP benefits are paid over the lifetimes of plan participants, so the year of final payment is unknown. The present value of these benefits (the actuarially derived projected benefit obligation for the SRIP and SERP) were approximately $9.4 million and $2.0 million, respectively, at January 28, 2018, and are shown on our consolidated balance sheets, with $699,000 recorded in current liabilities and $10.7 million recorded in long-term liabilities. Under the SRIP, the monthly retirement benefit for each participant, regardless of age, would become fully vested and the present value of that benefit would be paid to each participant in a lump sum upon a change in control of the Company as defined in the plan. See Note 11 to the consolidated financial statements beginning on page F-26 for additional information about the SRIP and SERP.

(3)	These amounts represent estimated cash payments due under operating leases for real estate utilized in our operations and warehouse and office equipment.

Off-Balance Sheet Arrangements

Standby letters of credit in the aggregate amount of $1.5 million, used to collateralize certain insurance arrangements and for imported product purchases, were outstanding under our revolving credit facility as of January 28, 2018.  See the “Commitments and Contractual Obligations” table above and Note 16 to the consolidated financial statements included in this annual report on Form 10-K for additional information on our off-balance sheet arrangements.

Substantially all of the cash value of our company owned life insurance is pledged as collateral for our secured term loan.

Recently Issued Accounting Pronouncements

In May 2017, the Financial Accounting Standards Board (the “FASB”) issued Accounting  Standards  Update  (“ASU”)  2017-09, Compensation  –  Stock Compensation (Topic 718): Scope of Modification Accounting . ASU 2017-09 was issued to provide clarity and reduce diversity in practice, cost and complexity when applying the guidance in Topic 718, Compensation—Stock Compensation, to a change to the terms or conditions of a share-based payment award. The amendments in this ASU provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. Essentially, an entity will not have to account for the effects of a modification if: (a) the fair value of the modified award is the same immediately before and after the modification; (b) the vesting conditions of the modified award are the same immediately before and after the modification; and (c) the classification of the modified award as either an equity instrument or liability instrument is the same immediately before and after the modification. The amendments in ASU 2017-09 will become effective for us as of the beginning of our 2019 fiscal year on January 29, 2018. Early adoption is permitted, including adoption in any interim period. The adoption of this guidance is not expected to have a material impact upon our financial condition or results of operations.

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

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. ASU 2017-01 provides a screen to determine when an integrated set of assets and activities (collectively referred to as a “set”) does not constitute a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. This screen reduces the number of transactions that need to be further evaluated. If the screen is not met, the amendments in ASU 2017-01 (a) require that to be considered a business, a set must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create output and (b) remove the evaluation of whether a market participant could replace missing elements. The amendments in ASU 2017-01 will apply prospectively and will become effective for us at the beginning of our 2019 fiscal year on January 29, 2018. The adoption of this guidance is not expected to have a material impact upon our financial condition or results of operations.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). The amendments in ASU 2014-09 affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards. This ASU will supersede the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance, and creates a Topic 606, Revenue from Contracts with Customers. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date (“ASU 2015-14”), which defers the effective date of ASU 2014-09 for all entities by one year. ASU 2014-09 is now effective for financial statements issued for annual reporting periods beginning after December 15, 2017. We will adopt ASU No. 2014-09 on January 29, 2018, the first day of our 2019 fiscal year. Entities may adopt this new standard either retrospectively for all periods presented in the financial statements (i.e., the full retrospective method) or as a cumulative-effect adjustment as of the date of adoption (i.e., the modified retrospective method), without applying to comparative years’ financial statements.

In the process of evaluating the impact that ASU No. 2014-09 will have on our consolidated financial statements and disclosures, we have followed the five-step model imposed by the new guidance and completed a comprehensive review of revenue streams across our reporting segments and All Other. The review included determining whether a contract or an arrangement existed, identifying performance obligations, factors affecting the determination of transaction price, such as promotional incentives and allowances, and factors affecting the classification of receipts as revenue, such as principal versus agent considerations on logistics services and our container direct sales. Our analysis included reviewing material agreements, sales policies and procedures, interviewing sales and customer care management and analyzing those findings based on the five-step model described in the new standard.

Based on our analysis, we do not believe the standard will have a material effect on our financial statements, including a material effect on the timing or amounts of revenue recognized; however, we do expect the adoption of this guidance to increase the disclosures required in the notes to our consolidated financial statements beginning with our fiscal 2019 first quarter Form 10-Q, expected to be filed on or before June 8, 2018. We plan to adopt the standard using the modified retrospective method, which we expect will have an immaterial effect on our consolidated balance sheets.

In February 2018, the FASB issued ASU 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The new guidance allows the reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. ASU 2018-02 was issued in response to concerns regarding current accounting guidance that requires deferred tax assets and liabilities to be adjusted for the effect of a change in tax laws or rates with the effect included in income from continuing operations in the reporting period that includes the enactment date, even in situations in which the related income tax effects of items in accumulated other comprehensive income were originally recognized in other comprehensive income, rather than net income. Consequently, the stranded tax effects would not reflect the appropriate tax rate.  The amendments of this ASU allow an entity to make a reclassification from accumulated other comprehensive income to retained earnings for the stranded tax effects, which is the difference between the historical federal corporate income tax rate of 35.0% and the newly enacted corporate income tax rate of 21.0%. The amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted. We plan to adopt ASU 2018-02 in the first quarter of fiscal 2019 and believe the impact will be immaterial to our annual and interim financial statements.

Outlook

As we ended fiscal 2018, incoming order rates and order backlogs improved in many segments compared to the prior year. We still have some challenges to address in some areas but, overall, we believe we began the year on track to achieve our growth plans for fiscal 2019. Segments serving emerging channels look to continue their high growth rates and some of the traditional channels seem to be stabilizing. We’ve seen some softness in Shenandoah’s business late in fiscal 2018 but believe that to be temporary and one of the risks of a small customer base.  That said, we still expect Shenandoah to contribute to operating income at a high level and we will work with their team to broaden offerings, diversify the customer base and identify cross selling opportunities. We also expect to see improvement at Samuel Lawrence Hospitality based on the number of projects they are bidding on as well as a new variation on their business model serving the home improvement industry.

Continuing favorable economic news, including consumer confidence, housing data, tax reform, solid stock market returns and recovery in hurricane-affected regions of the US all give us confidence that the furniture space can continue to grow and allow us to create other opportunities to find and cultivate new channels of distribution, while continuing to grow with our core customers.

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

Purchase Price Allocation. For the Shenandoah acquisition, we allocated the purchase price to the various tangible and intangible assets acquired and liabilities assumed, based on their estimated fair values. Determining the fair value of certain assets and liabilities acquired is subjective in nature and often involves the use of significant estimates and assumptions, which are inherently uncertain. Many of the estimates and assumptions used to determine fair values, such as those used for intangible assets, are made based on forecasted information and discount rates. To assist in the purchase price allocation process, as well as the estimate of remaining useful lives of acquired assets, we engaged a third-party appraisal firm. In addition, the judgments made in determining the estimated fair value assigned to each class of assets acquired and liabilities assumed, as well as asset lives, can materially impact our results of operations.

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

To the extent that any book and tax differences are temporary in nature, that is, the book realization will occur in a different period than the tax realization, a deferred tax asset or liability is established. To the extent that a deferred tax asset is created, we evaluate the likelihood we will fully realize this asset.  If we determine that we will not be able to fully utilize deferred tax assets, we establish a valuation reserve. In assessing the realization of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is primarily dependent upon the generation of future taxable income during the periods in which those temporary differences reverse.

All deferred tax assets and liabilities are classified as non-current on our consolidated balance sheets.

Impairment of Long-Lived Assets

Tangible and Definite Lived Intangible Assets

We regularly review our property, plant and equipment and definite lived intangible assets for indicators of impairment, as specified in the Accounting Standards Codification. Although not exhaustive, this accounting guidance lists potential indicators of impairment, which we use to facilitate our review. These potential indicators of impairment include:

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

When an indicator of impairment is present, the impairment test for our long-lived assets requires us to assess the recoverability of the value of the assets by comparing their net carrying value to the sum of undiscounted estimated future cash flows directly associated with and arising from use and eventual disposition of the assets. We principally use our internal forecasts to estimate the undiscounted future cash flows used in our impairment analyses. These forecasts are subjective and are largely based on management’s judgment, primarily due to the changing industry in which we compete, changing consumer tastes, trends and demographics and the current economic environment. We monitor changes in these factors as part of the quarter-end review of these assets. While our forecasts have been reasonably accurate in the past, during periods of economic instability, uncertainty, or rapid change within our industry, we may not be able to accurately forecast future cash flows from our long-lived assets and our future cash flows may be diminished. Therefore, our estimates and assumptions related to the viability of our long-lived assets may change, and are reasonably likely to change in future periods. These changes could adversely affect our consolidated statements of income and consolidated balance sheets.

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

Intangible Assets and Goodwill

We own both definite-lived (amortizable) assets and indefinite-lived intangible assets. Our amortizable intangible assets are related to the Home Meridian and Shenandoah acquisitions and include customer relationships, backlog and trademarks. Our indefinite lived assets include goodwill, trademarks and tradenames related to the Home Meridian and Shenandoah acquisitions, as well as the Bradington-Young and Sam Moore tradenames. We may acquire additional amortizable assets and/or indefinite lived intangible assets in the future. Our indefinite-lived intangible assets are not amortized but are tested for impairment annually or more frequently if events or circumstances indicate that the asset might be impaired.

Our goodwill, trademarks and trade names are tested for impairment annually as of the first day of our fourth quarter or more frequently if events or changes in circumstances indicate that the asset might be impaired.  Circumstances that could indicate a potential impairment include, but are not limited to:

▪	a significant adverse change in the economic or business climate either within the furniture industry or the national or global economy;
▪	significant changes in demand for our products;
▪	loss of key personnel; and
▪	the likelihood that a reporting unit or significant portion of a reporting unit will be sold or otherwise subject to disposal.

The fair value of our trademarks and tradenames is determined based on the estimated earnings and cash flow capacity of those assets.  The impairment test consists of a comparison of the fair value of the indefinite-lived intangible assets with their carrying amount.  If the carrying amount of the indefinite-lived intangible assets exceeds their fair value, an impairment loss is recognized in an amount equal to that excess.

At January 28, 2018, the fair values of our Bradington-Young, Home Meridian, Sam Moore and Shenandoah trademarks and trade names exceeded their carrying values.

In accordance with ASU 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, we first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the quantitative goodwill impairment test outlined in ASC Topic 350. The more likely than not threshold is defined as having a likelihood of more than 50 percent. If, after assessing the totality of events or circumstances, we determine that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the quantitative impairment test is unnecessary and our goodwill is considered to be unimpaired. However, if based on our qualitative assessment we conclude that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, we will proceed with performing quantitative assessment.  The quantitative assessment is performed by comparing the carrying amount of the reporting unit to its fair value.  If the fair value of the reporting unit is less than the carrying amount of the reporting unit, the goodwill impairment charge would be equal to the amount of such difference.  The quantitative assessment involves estimating the fair value of the reporting unit using projected future cash flows that are discounted using a weighted average cost of capital analysis that reflects current market conditions. Management judgment is a significant factor in the goodwill impairment evaluation process. The computations require management to make estimates and assumptions, the most critical of which are potential future cash flows and the appropriate discount rate. Based on our qualitative assessment as described above, we have concluded that our goodwill is not impaired as of January 28, 2018.

The assumptions used to determine the fair value of our intangible assets are highly subjective and judgmental and include long-term growth rates, sales volumes, projected revenues, assumed royalty rates and factors used to develop an applied discount rate. If the assumptions that we use in these calculations differ from actual results, we may realize impairment on our intangible assets that may have a material-adverse effect on our results of operations and financial condition.

Concentrations of Sourcing Risk

In fiscal 2018, imported products sourced from Vietnam and China accounted for nearly all of our import purchases and our top five suppliers in Vietnam and China account for approximately half of our fiscal 2018 import purchases. A disruption in our supply chain, or from Vietnam or China in general, could significantly impact our ability to fill customer orders for products manufactured in those countries.  If such a disruption were to occur, we believe that we would have sufficient inventory on hand and in transit to our U.S. warehouses in Virginia, North Carolina and California to adequately meet demand for several months or slightly longer with an additional month’s worth of demand available for immediate shipment from our warehouses in Asia. We believe that we could, most likely at higher cost, source most of the products currently sourced in Vietnam or China from factories in other countries and could produce certain upholstered products domestically at our own factories.  However, supply disruptions and delays on selected items could occur for up to six months before the impact of remedial measures would be reflected in our results.  If we were to be unsuccessful in obtaining those products from other sources or at comparable cost, a disruption in our supply chain from our largest import furniture suppliers, or from Vietnam or China in general, could adversely affect our sales, earnings, financial condition and liquidity.

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

Interest Rate Risk

In conjunction with the Shenandoah acquisition, we entered into new financing arrangements as described in "Note 10 Long-Term Debt" included in Part II, Item 8. “Financial Statements” of this Form 10-K. Borrowings under the revolving credit facility and the Unsecured Term Loan bear interest based on LIBOR plus 1.5% and borrowings under the Secured Term Loan bear interest based on LIBOR plus 0.5%. As such, these debt instruments expose us to market risk for changes in interest rates. There was no outstanding balance under our revolving credit facility as of January 28, 2018, other than standby letters of credit in the amount of $1.5 million. However, as of January 28, 2018, $53.3 million was outstanding under our term loans. A 1% increase in the LIBOR rate would result in an annual increase in interest expense on our terms loans of approximately $411,000.

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

ITEM 9.          CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.       CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended January 28, 2018. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of January 28, 2018, the end of the period covered by this annual report, to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to the Company’s management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure and are effective to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Management’s Annual Report on Internal Control over Financial Reporting

In accordance with Section 404 of the Sarbanes-Oxley Act and SEC rules thereunder, management has conducted an assessment of our internal control over financial reporting as of January 28, 2018, based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Management’s report regarding that assessment is included on page F-2 of this report, with our consolidated financial statements, and is incorporated herein by reference.

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

Changes in Internal Control over Financial Reporting

On September 29, 2017, we completed the acquisition of substantially all of the assets of Shenandoah Furniture, Inc. As permitted by SEC guidance for newly acquired businesses, we have excluded the Shenandoah operations from the scope of our Sarbanes-Oxley Section 404 report on internal controls over financial reporting as of  January 28, 2018. We are in the process of implementing our internal control in the Shenandoah operations and expect that this effort will be completed in fiscal 2019.

There have been no changes in our internal control over financial reporting during the fiscal quarter ended January 28, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.       OTHER INFORMATION

None.

Hooker Furniture Corporation
Part III

In accordance with General Instruction G (3) of Form 10-K, most of the information called for by Items 10, 11, 12, 13 and 14 of Part III will be incorporated by reference to the Company’s definitive Proxy Statement for its Annual Meeting of Shareholders scheduled to be held June 5, 2018 (the “2018 Proxy Statement”), as set forth below.

ITEM 10.        DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information relating to our directors will be set forth under the caption “Proposal One-Election of Directors” in the 2018 Proxy Statement and is incorporated herein by reference.

Information relating to our executive officers is included in Part I of this report under the caption “Executive Officers of Hooker Furniture Corporation” and is incorporated herein by reference.

Information relating to compliance with Section 16(a) of the Exchange Act will be set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2018 Proxy Statement and is incorporated herein by reference.

Information relating to the code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions will be set forth under the caption “Code of Business Conduct and Ethics” in the 2018 Proxy Statement and is incorporated herein by reference.

Information relating to material changes, if any, in the procedures by which shareholders may recommend nominees for our Board of Directors will be set forth under the caption “Procedures for Shareholder Recommendations of Director Nominees” in the 2018 Proxy Statement and is incorporated herein by reference.

Information relating to the Audit Committee of our Board of Directors, including the composition of the Audit Committee and the Board’s determinations concerning whether certain members of the Audit Committee are “financial experts” as that term is defined under Item 407(d)(5) of Regulation S-K will be set forth under the captions “Corporate Governance” and “Audit Committee” in the 2018 Proxy Statement and is incorporated herein by reference.

ITEM 11.        EXECUTIVE COMPENSATION

Information relating to this item will be set forth under the captions “Report of the Compensation Committee,” “Executive Compensation” and “Director Compensation” in the 2018 Proxy Statement and is incorporated herein by reference.

ITEM 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Information relating to this item will be set forth under the captions “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management” in the 2018 Proxy Statement and is incorporated herein by reference.

ITEM 13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information relating to this item will be set forth in the last paragraph under the caption “Audit Committee” and the caption “Corporate Governance” in the 2018 Proxy Statement and is incorporated herein by reference.

ITEM 14.        PRINCIPAL ACCOUNTING FEES AND SERVICES

Information relating to this item will be set forth under the caption “Proposal Two- Ratification of Selection of Independent Registered Public Accounting Firm” in the 2018 Proxy Statement and is incorporated herein by reference.

Hooker Furniture Corporation
Part IV

ITEM 15.        EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)           Documents filed as part of this report on Form 10-K:

(1)	The following reports and financial statements are included in this report on Form 10-K:

Management’s Report on Internal Control Over Financial Reporting

Reports of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of January 28, 2018 and January 29, 2017.

Consolidated Statements of Income for the fifty-two-week periods ended January 28, 2018, January 29, 2017, and January 31, 2016.

Consolidated Statements of Comprehensive Income for the fifty-two-week periods ended January 28, 2018, January 29, 2017, and January 31, 2016.

Consolidated Statements of Cash Flows for the fifty-two-week periods ended January 28, 2018, January 29, 2017, and January 31, 2016.

Consolidated Statements of Shareholders’ Equity for the fifty-two-week periods ended January 28, 2018, January 29, 2017, and January 31, 2016.

Notes to Consolidated Financial Statements

(2)	Financial Statement Schedules:

Financial Statement Schedules have been omitted because the information required has been separately disclosed in the consolidated financial statements or related notes.

(b)	Exhibits:

2.1
Asset Purchase Agreement by and between the Company and Home Meridian International, Inc., dated as of January 5, 2016 (incorporated by reference to Exhibit 2.1 of the Company’s Form 8-K (SEC File No. 000-25349) filed on January 7, 2016)

2.2
Asset Purchase Agreement, dated as of September 6, 2017, by and among Hooker Furniture Corporation, Shenandoah Furniture Corporation, Gideon C. Huddle and Candace H. Payne (incorporated by reference to Exhibit 2.1 of the Company’s Form 8-K (SEC File No. 000-25349) filed on September 29, 2017)

3.1
Amended and Restated Articles of Incorporation of the Company, as amended March 28, 2003 (incorporated by reference to Exhibit 3.1 of the Company’s Form 10-Q (SEC File No. 000-25349) for the quarter ended February 28, 2003)

3.2
Amended and Restated Bylaws of the Company as amended December 10, 2013 (incorporated by reference to Exhibit 3.2 of the Company’s Form 10-K (SEC File No. 000-25349) for the fiscal year ended February 2, 2014)

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

10.1(c)
2015 Amendment and Restatement of the Hooker Furniture Corporation Stock Incentive Plan (incorporated by reference to Appendix A of the Company’s Definitive Proxy Statement dated May 1, 2015 (SEC File No. 000-25349))*

10.1(d)
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

10.1(g)
Employment Agreement, dated August 22, 2011, between Michael W. Delgatti, Jr. and the Company(incorporated by reference to Exhibit 10.1(l) of the Company’s Form 10-K (SEC File No. 000-25349) filed on April 13, 2012)*

10.1(h)
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
Security Agreement (Assignment of Life Insurance Policy as Collateral), dated as of February 1, 2016, between Bank of America, N.A. and the Company (incorporated by referenced to Exhibit 10.2 of the Company’s Current Report on Form 8-K (SEC File No. 000-25349) filed on February 2, 2016)

10.2 (c)
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
Home Meridian Group, LLC, a North Carolina limited liability company
Sam Moore Furniture LLC, a Virginia limited liability company

23	Consent of Independent Registered Public Accounting Firm (filed herewith)

31.1	Rule 13a-14(a) Certification of the Company’s principal executive officer (filed herewith)

31.2	Rule 13a-14(a) Certification of the Company’s principal financial officer (filed herewith)

32.1
Rule 13a-14(b) Certification of the Company’s principal executive officer and principal financial officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101
The following financial statements from the Company's Annual Report on Form 10-K for the fiscal year ended January 28, 2018, formatted in Extensible Business Reporting Language (“XBRL”): (i) consolidated balance sheets, (ii) consolidated statements of income, (iii) consolidated statements of comprehensive income, (iv) consolidated statements of cash flows, (v) consolidated statements of shareholders’ equity and (vi) the notes to the consolidated financial statements, tagged as blocks of text (filed herewith)

*Management contract or compensatory plan

ITEM 16.        FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOOKER FURNITURE CORPORATION

April 13, 2018	By:	/s/ Paul B. Toms, Jr.
Paul B. Toms, Jr.
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature		Title	Date

/s/ Paul B. Toms, Jr.		Chairman, Chief Executive Officer and	April 13, 2018
Paul B. Toms, Jr.		Director (Principal Executive Officer)

/s/ Paul A. Huckfeldt		Senior Vice President - Finance and Accounting	April 13, 2018
Paul A. Huckfeldt		and Chief Financial Officer (Principal
Financial and Accounting Officer)

/s/ W. Christopher Beeler, Jr.		Director	April 13, 2018
W. Christopher Beeler, Jr.

/s/ Paulette Garafalo		Director	April 13, 2018
Paulette Garafalo

/s/ John L. Gregory, III		Director	April 13, 2018
John L. Gregory, III

/s/ Tonya H. Jackson		Director	April 13, 2018
Tonya H. Jackson

/s/ E. Larry Ryder		Director	April 13, 2018
E. Larry Ryder

/s/ David G. Sweet		Director	April 13, 2018
David G. Sweet

/s/ Ellen C. Taaffe		Director	April 13, 2018
Ellen C. Taaffe

/s/ Henry G. Williamson, Jr	.	Director	April 13, 2018
Henry G. Williamson, Jr.

HOOKER FURNITURE CORPORATION AND SUBSIDIARIES

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Shareholders of
Hooker Furniture Corporation
Martinsville, Virginia

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Securities Exchange Act Rule 13a-15(f).  Under the supervision and with the participation of management, including the principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on the Company’s evaluation under that framework, management concluded that the Company’s internal control over financial reporting was effective as of January 28, 2018.

The effectiveness of the Company’s internal control over financial reporting as of January 28, 2018 has been audited by KPMG LLP, the Company’s independent registered public accounting firm, as stated in their report which is included herein.

The scope of management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of January 28, 2018 included the Company’s consolidated operations, including controls over the Company’s acquisition of Shenandoah Furniture, Inc. on September 29, 2017, but did not include the operations of Shenandoah Furniture, Inc. Shenandoah Furniture Inc.’s operations represented $41.4 million of the Company’s consolidated total assets and $11.3 million of the Company’s consolidated total revenues as of and for the year ended January 28, 2018.

Paul B. Toms, Jr.
Chairman and Chief Executive Officer
(Principal Executive Officer)
April 13, 2018

Paul A. Huckfeldt
Senior Vice President – Finance and Accounting
and Chief Financial Officer
(Principal Financial and Accounting Officer)
April 13, 2018

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Hooker Furniture Corporation:

Opinion on Internal Control Over Financial Reporting

We have audited Hooker Furniture Corporation and subsidiaries’ (the “Company”) internal control over financial reporting as of January 28, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 28, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of January 28, 2018 and January 29, 2017, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended January 28, 2018, and related notes (collectively, the “consolidated financial statements”), and our report dated April 13, 2018 expressed an unqualified opinion on those consolidated financial statements.

The scope of management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of January 28, 2018 included the Company’s consolidated operations, including controls over the Company’s acquisition of Shenandoah Furniture, Inc. on September 29, 2017, but did not include the operations of Shenandoah Furniture, Inc. Shenandoah Furniture, Inc.’s operations represented $41.4 million of the Company’s consolidated total assets and $11.3 million of the Company’s consolidated total revenues as of and for the year ended January 28, 2018. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of Shenandoah Furniture, Inc.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

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

/s/ KPMG LLP

Raleigh, North Carolina
April 13, 2018

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Hooker Furniture Corporation:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Hooker Furniture Corporation and subsidiaries (the “Company”) as of January 28, 2018 and January 29, 2017, the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three‑year period ended January 28, 2018, and the related notes (collectively, the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of January 28, 2018 and January 29, 2017, and the results of its operations and its cash flows for each of the years in the three‑year period ended January 28, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of January 28, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated April 13, 2018 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KPMG LLP

We have served as the Company’s auditor since 2003.

Raleigh, North Carolina
 April 13, 2018

HOOKER FURNITURE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)

As of	January 28,	January 29,
	2018	2017
Assets
Current assets
Cash and cash equivalents	$30,915	$39,792
Trade accounts receivable, net (See notes 4 and 5)	92,461	92,578
Inventories (see note 6)	84,459	75,303
Prepaid expenses and other current assets	5,314	4,244
Total current assets	213,149	211,917
Property, plant and equipment, net	29,249	25,803
Cash surrender value of life insurance policies (See note 10)	23,622	22,366
Deferred taxes (See note 14)	3,264	7,264
Intangible assets, net (See note 8)	38,139	25,923
Goodwill (See notes 3 and 8)	40,058	23,187
Other assets	2,235	2,236
Total non-current assets	136,567	106,779
Total assets	$349,716	$318,696

Liabilities and Shareholders’ Equity
Current liabilities
Current portion of term loans	$7,528	$5,817
Trade accounts payable	32,685	36,552
Accrued salaries, wages and benefits	9,218	8,394
Income tax accrual (See note 14)	3,711	4,323
Customer deposits	3,951	5,605
Other accrued expenses	2,894	3,369
Total current liabilities	59,987	64,060
Long term debt (See note 11)	45,778	41,772
Deferred compensation (See note 12)	11,164	10,849
Pension plan (See note 12)	2,441	3,499
Other liabilities	886	589
Total long-term liabilities	60,269	56,709
Total liabilities	120,256	120,769

Shareholders’ equity
Common stock, no par value, 20,000 shares authorized, 11,762 and 11,563 shares issued and outstanding on each date	48,970	39,753
Retained earnings	180,122	157,688
Accumulated other comprehensive income	368	486
Total shareholders’ equity	229,460	197,927
Total liabilities and shareholders’ equity	$349,716	$318,696

See accompanying Notes to Consolidated Financial Statements.

HOOKER FURNITURE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

For the 52 Week Periods Ended January 28, 2018, January 29, 2017, and January 31, 2016.

	2018	2017	2016

Net sales	$620,632	$577,219	$246,999

Cost of sales	485,815	451,098	178,311

Gross profit	134,817	126,121	68,688

Selling and administrative expenses	87,249	83,767	44,426
Intangible asset amortization	2,084	3,134	-

Operating income	45,484	39,220	24,262

Other income (expense), net	1,536	930	261
Interest expense, net	1,248	954	64

Income before income taxes	45,772	39,196	24,459

Income taxes	17,522	13,909	8,274

Net income	$28,250	$25,287	$16,185

Earnings per share:
Basic	$2.42	$2.19	$1.50
Diluted	$2.42	$2.18	$1.49

Weighted average shares outstanding:
Basic	11,633	11,531	10,779
Diluted	11,663	11,563	10,807

Cash dividends declared per share	$0.50	$0.42	$0.40

See accompanying Notes to Consolidated Financial Statements.

HOOKER FURNITURE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

For the 52 Week Periods Ended January 28, 2018, January 29, 2017, and January 31, 2016.

	2018	2017	2016

Net Income	$28,250	$25,287	$16,185
Other comprehensive income (loss):
Amortization of actuarial (loss) gain	(144)	551	751
Income tax effect on amortization	26	(204)	(277)
Adjustments to net periodic benefit cost	(118)	347	474

Total Comprehensive Income	$28,132	$25,634	$16,659

See accompanying Notes to Consolidated Financial Statements.

HOOKER FURNITURE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

For the 52 Week Periods Ended January 28, 2018, January 29, 2017, and January 31, 2016.

	2018	2017	2016
Operating Activities:
Net income	$28,250	$25,287	$16,185
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,647	8,000	2,946
Loss/(gain) on disposal of assets	571	(72)	83
Deferred income tax expense (benefit)	4,110	(2,224)	544
Non-cash restricted stock and performance awards	1,175	1,157	829
Provision for doubtful accounts and sales allowances	(531)	2,188	(105)
Gain on life insurance policies	(582)	(964)	(799)
Changes in assets and liabilities
Trade accounts receivable	4,224	(21,507)	4,174
Inventories	(6,776)	6,016	1,260
Prepaid expenses and other current assets	(1,067)	(115)	(207)
Trade accounts payable	(4,623)	4,662	(1,273)
Accrued salaries, wages and benefits	129	1,950	273
Accrued income taxes	(612)	3,966	(1,011)
Customer deposits	(1,655)	2,187	(56)
Other accrued expenses	(696)	2,303	(217)
Deferred compensation	(1,151)	(1,715)	358
Other long-term liabilities	333	121	52
Net cash provided by operating activities	27,746	31,240	23,036

Investing Activities:
Acquisitions	(32,773)	(86,062)	-
Purchases of property, plant and equipment	(3,166)	(2,454)	(2,847)
Proceeds received on notes receivable	120	146	93
Proceeds from sale of property and equipment	9	2	6
Premiums paid on life insurance policies	(673)	(715)	(707)
Proceeds received on life insurance policies	-	1,022	-
Net cash used in investing activities	(36,483)	(88,061)	(3,455)

Financing Activities:
Proceeds from long-term debt	12,000	60,000	-
Payments for long-term debt	(6,285)	(12,290)	-
Debt issuance cost	(39)	(165)	-
Cash dividends paid	(5,816)	(4,854)	(4,322)
Net cash (used in) provided by financing activities	(140)	42,691	(4,322)

Net (decrease) increase in cash and cash equivalents	(8,877)	(14,130)	15,259
Cash and cash equivalents at the beginning of year	39,792	53,922	38,663
Cash and cash equivalents at the end of year	$30,915	$39,792	$53,922

Supplemental schedule of cash flow information:
Interest paid, net	$1,135	848	43
Income taxes paid, net	14,122	$12,164	$8,837

Supplemental schedule of noncash investing activities:
Acquisition cost paid in common stock	$8,396	20,267	-
Increase in property and equipment through accrued purchases	58	-	85

See accompanying Notes to Consolidated Financial Statements.

HOOKER FURNITURE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In thousands, except per share data)

For the 52 Week Periods Ended January 28, 2018, January 29, 2017 and January 31, 2016.

				Accumulated
				Other	Total
	Common Stock		Retained	Comprehensive	Shareholders'
	Shares	Amount	Earnings	Income	Equity
Balance at February 1, 2015	10,774	$17,852	$125,392	$(335)	$142,909

Net income			16,185		16,185
Unrealized gain on defined benefit plan, net of tax of $277				474	474
Cash dividends paid and accrued ($0.40 per share)			(4,322)		(4,322)
Restricted stock grants, net of forfeitures	44	563			563
Restricted stock compensation cost		252			252
Balance at January 31, 2016	10,818	$18,667	$137,255	$139	$156,061

Net income			25,287		25,287
Unrealized gain on defined benefit plan, net of tax of $204				347	347
Cash dividends paid and accrued ($0.42 per share)			(4,854)		(4,854)
Stock issued for acquisition	717	20,267			20,267
Restricted stock grants, net of forfeitures	28	423			423
Restricted stock compensation cost		396			396
Balance at January 29, 2017	11,563	$39,753	$157,688	$486	$197,927

Net income			28,250		28,250
Unrealized loss on defined benefit plan, net of tax of $26				(118)	(118)
Cash dividends paid and accrued ($0.50 per share)			(5,816)		(5,816)
Stock issued for acquisition	176	8,396			8,396
Restricted stock grants, net of forfeitures	23	432			432
Restricted stock compensation cost		389			389
Balance at January 28, 2018	11,762	$48,970	$180,122	$368	$229,460

See accompanying Notes to Consolidated Financial Statements.

HOOKER FURNITURE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar and share amounts in tables, except per share amounts, in thousands unless otherwise indicated)
For the Fifty-Two Weeks Ended January 28, 2018

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Hooker Furniture Corporation and subsidiaries (the “Company,” “we,” “us” and “our”) design, import, manufacture and market residential household furniture, hospitality and contract furniture for sale to wholesale and retail merchandisers located principally in North America.

Consolidation

The consolidated financial statements include the accounts of Hooker Furniture Corporation and our wholly owned subsidiaries.  All material intercompany accounts and transactions have been eliminated in consolidation. All references to the Company refer to the Company and our consolidated subsidiaries, unless specifically referring to segment information. For comparative purposes, segment disclosures in the consolidated financial statements and notes have been reclassified to conform to the fiscal 2018 presentation.

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

For financial reporting purposes, we are organized into two reportable segments and “All Other”, which includes the remainder of our businesses:

▪	Hooker Branded, consisting of the operations of our imported Hooker Casegoods and Hooker Upholstery businesses;
▪
Home Meridian, a business acquired at the beginning of fiscal 2017, is a stand-alone, mostly autonomous business that serves a different type or class of customer than do our other operating segments and at much lower margins; and

▪
All Other, which includes the domestic upholstery manufacturing operations of Bradington-Young, Sam Moore and Shenandoah Furniture and H Contract and Homeware, two businesses started in 2013. None of these operating segments met the ASC 280 aggregation criteria nor were individually reportable; therefore, we combined them in  “All Other”  in accordance with ASC 280. We note that Homeware failed to reach critical mass and its operations were wound down during the fiscal 2018 second quarter.

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

Business Combinations-Purchase Price Allocation

For business combinations, we allocate the purchase price to the various tangible and intangible assets acquired and liabilities assumed, based on their estimated fair values. Determining the fair value of certain assets and liabilities acquired is subjective in nature and often involves the use of significant estimates and assumptions, which are inherently uncertain. Many of the estimates and assumptions used to determine fair values, such as those used for intangible assets, are made based on forecasted information and discount rates. To assist in the purchase price allocation process, as well as the estimate of remaining useful lives of acquired assets, we may engage a third-party appraisal firm. In addition, the judgments made in determining the estimated fair value assigned to each class of assets acquired and liabilities assumed, as well as asset lives, can materially impact our results of operations.

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

Fair Value of Financial Instruments

The carrying value of certain of our financial instruments (cash and cash equivalents, trade accounts receivable and payable and accrued liabilities) approximates fair value because of the short-term nature of those instruments. The carrying value of Company-owned life insurance is marked to market each reporting period and any change in fair value is reflected in income for that period. The carrying value of our long-term debt approximates its fair value because the interest rate on such debt adjusts to market rates on a periodic basis. See Note 9 and Note 10 for details.

Inventories

All inventories are stated at the lower of cost, or market value, with cost determined using the last-in, first-out (LIFO) method.

Property, Plant and Equipment

Property, plant and equipment are stated at cost, less allowances for depreciation.  Provision for depreciation has been computed at annual rates using straight-line or declining balance depreciation methods that will amortize the cost of the depreciable assets over their estimated useful lives.

Impairment of Long-Lived Assets

Long-lived assets, such as property, plant and equipment and definite-lived assets, are evaluated for impairment annually or more frequently when events or changes in circumstances indicate that the carrying amount of the assets or asset groups may not be recoverable through the estimated undiscounted future cash flows from the use of those assets.  When any such impairment exists, the related assets are written down to fair value.  Long-lived assets subject to disposal by sale are measured at the lower of their carrying amount or fair value less estimated cost to sell, are no longer depreciated, and are reported separately as “assets held for sale” in the consolidated balance sheets.

Intangible Assets and Goodwill

We own both definite-lived (amortizable) assets and indefinite-lived intangible assets. Our amortizable intangible assets are related to the Shenandoah and Home Meridian acquisitions and includes customer relationships and trademarks. Our indefinite lived assets include goodwill related to the Shenandoah and Home Meridian acquisitions, as well as the Bradington-Young and Sam Moore tradenames. We may acquire additional amortizable assets and/or indefinite lived intangible assets in the future.

Our goodwill and trademarks and trade names are not amortized but tested for impairment annually as of the first day of our fourth quarter or more frequently if events or changes in circumstances indicate that the asset might be impaired.  Circumstances that could indicate a potential impairment include, but are not limited to:

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

Cash Surrender Value of Life Insurance Policies

We own eighty life insurance policies on certain of our current and former executives and other key employees.  These policies have a carrying value of $23.6 million and a face value of approximately $34 million.  Proceeds from the policies are used to fund certain employee benefits and for other general corporate purposes.  We account for life insurance as a component of employee benefits cost.  Consequently, the cost of the coverage and any resulting gains or losses related to those insurance policies are recorded as a decrease or increase to operating income. Cash payments that increase the cash surrender value of these policies are classified as investing outflows on the Consolidated Statements of Cash Flows, with amounts paid in excess of the increase in cash surrender value included in operating activities. Gains on life insurance policies, which typically occur at the time a policy is redeemed, are included in the reconciliation of net income to net cash used in or provided by operating activities. Substantially all of the cash value of our company owned life insurance is pledged as collateral for our secured term loan.

Revenue Recognition

Our sales revenue is recognized when title and the risk of loss pass to the customer, which typically occurs at the time of shipment.  In some cases, however, title does not pass until the shipment is delivered to the customer. Sales are recorded net of allowances for trade promotions, estimated product returns, rebate advertising programs and other discounts.

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

Advertising

We offer advertising programs to qualified dealers under which we may provide signage, catalogs and other marketing support to our dealers and may reimburse some advertising and other costs incurred by our dealers in connection with promoting our products.  The cost of these programs does not exceed the fair value of the benefit received.  We charge the cost of point-of-purchase materials (including signage, catalogs, and fabric and leather swatches) to selling and administrative expense as incurred. Advertising costs charged to selling and administrative expense for fiscal years 2018, 2017 and 2016 were $3.0 million, $3.2 million, and $2.3 million, respectively. The costs for other advertising allowance programs are charged against net sales. We also have arrangements with some dealers to reimburse them for a portion of their advertising costs, which provides advertising benefits to us. Costs for these arrangements are expensed as incurred and are netted against net sales in our consolidated statements of income and comprehensive income.

Income Taxes

At times, tax law and generally accepted accounting principles differ in the treatment of certain income and expense items.  These items may be excluded or included in taxable income at different times than is required for GAAP or “book” reporting purposes. These differences may be permanent or temporary in nature.

We determine our annual effective income tax rate based on pre-tax book income and permanent book and tax differences.

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

Earnings Per Share

We use the two-class method to compute basic earnings per share.  Under this method we allocate earnings to common shares and participating securities according to their participation rights in dividends declared and undistributed earnings and divide the income available to each class by the weighted average number of common shares for the period in each class.  Unvested restricted stock grants made to our non-employee directors and certain employees are considered participating securities because the shares have the right to receive non-forfeitable dividends.  Because the participating shares have no obligation to share in net losses, we do not allocate losses to our common shares in this calculation.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of: (i) assets and liabilities, including disclosures regarding contingent assets and liabilities at the dates of the financial statements; and (ii) revenue and expenses during the reported periods.  Significant items subject to such estimates and assumptions include useful lives of fixed and intangible assets; allowance for doubtful accounts; deferred tax assets; the valuation of fixed assets and goodwill; our pension and supplemental retirement income plans; and stock-based compensation. These estimates and assumptions are based on our best judgments. We evaluate these estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, which we believe to be reasonable under the circumstances. We adjust our estimates and assumptions as facts and circumstances dictate. Actual results could differ from our estimates.

NOTE 2 – FISCAL YEAR

Our fiscal years end on the Sunday closest to January 31. In some years, generally once every six years, the fourth quarter will be fourteen weeks long and the fiscal year will consist of fifty-three weeks. For example, the 2013 fiscal year that ended on February 3, 2013 was a 53-week fiscal year. Our quarterly periods are based on thirteen-week “reporting periods,” which end on Sundays. As a result, each quarterly period generally will be thirteen weeks, or 91 days long, except during a 53 week fiscal year which will have 14 weeks in the fourth quarter.

In the notes to the consolidated financial statements, references to the:

▪	2018 fiscal year and comparable terminology mean the fiscal year that began January 30, 2017 and ended January 28, 2018;
▪	2017 fiscal year and comparable terminology mean the fiscal year that began February 1, 2016 and ended January 29, 2017; and
▪	2016 fiscal year and comparable terminology mean the fiscal year that began February 2, 2015 and ended January 31, 2016.

NOTE 3 – ACQUISITIONS

Shenandoah Acquisition

On September 29, 2017, we completed the previously announced acquisition (the “Shenandoah acquisition”) of substantially all of the assets of Shenandoah Furniture, Inc. (“SFI”) pursuant to the Asset Purchase Agreement the Company and SFI entered into on September 6, 2017 (the “Asset Purchase Agreement”).  Upon completion and including post-closing working capital adjustments, the Company paid $32.8 million in cash (the “Cash Consideration”) and issued 176,018 shares of the Company’s common stock (the “Stock Consideration”) to the shareholders of SFI as consideration for the Shenandoah acquisition. The Cash Consideration included an additional payment of approximately $770,000 pursuant to working capital adjustments provided for in the Asset Purchase Agreement. The number of shares of common stock issued at closing for the Stock Consideration was determined by reference to the mean closing price of the Company’s common stock for the ten trading days immediately preceding the business day preceding the closing date ($45.45).  Under the Asset Purchase Agreement, we also assumed certain assets and liabilities of SFI. The assumed liabilities did not include the indebtedness (as defined in the Asset Purchase Agreement) of SFI.

Also on September 29, 2017, we entered into a second amended and restated loan agreement (the “Loan Agreement”) with Bank of America, N.A. (“BofA”) in connection with the completion of the Shenandoah acquisition. The Loan Agreement amends and restates the amended and restated loan agreement the Company entered into with BofA on February 1, 2016, in connection with its acquisition of substantially all of the assets of Home Meridian International, Inc. The Amended and Restated Loan Agreement provides us with a new $12 million unsecured term loan (the “New Unsecured Term Loan”). On September 29, 2017, we borrowed the full $12 million available under the New Unsecured Term Loan in connection with the completion of the Shenandoah acquisition. For additional details regarding the Loan Agreement, see Note 10.  “Long-Term Debt,” below.

In accordance with FASB Accounting Standards Codification Topic 805, “Business Combinations” (“ASC 805”), the Shenandoah acquisition has been accounted for using the acquisition method of accounting. We recorded assets acquired, including identifiable intangible assets, and liabilities assumed, from SFI at their respective fair values at the date of completion of the acquisition.  The excess of the purchase price over the net fair value of such assets and liabilities was recorded as goodwill.

The following table summarizes the estimates of the fair values of the identifiable assets acquired and liabilities assumed in the Shenandoah acquisition as of September 29, 2017.

Purchase price consideration
Cash paid for assets acquired, including working capital adjustment	$32,773
Value of shares issued for assets acquired	8,000
Fair value adjustment to shares issued for assets acquired*	396
Total purchase price	$41,169

Fair value estimates of assets acquired and liabilities assumed
Accounts receivable	$3,576
Inventory	2,380
Prepaid expenses and other current assets	52
Property and equipment	5,401
Intangible assets	14,300
Goodwill	16,871
Accounts payable	(699)
Accrued expenses	(712)
Total purchase price	$41,169

*As provided by the Asset Purchase Agreement, we calculated the number of common shares issued to SFI by dividing $8 million by the mean closing price of our common stock for the ten trading days immediately preceding the business day immediately preceding the closing date ($45.45). However, U.S. Generally Accepted Accounting Standards provide that we value stock consideration exchanged in the Shenandoah acquisition at fair value. Consequently, we adjusted the purchase price by $396,000, which represents the difference in the mean closing price of the Company’s common stock for the ten trading days immediately preceding the business day preceding the closing date ($45.45) and the price on September 29, 2017, multiplied by the number of common shares issued (176,018.)  No additional consideration was transferred to SFI as a result of this adjustment.

During the fiscal 2018 fourth quarter, we paid $123,000 cash for the post-closing working capital adjustment which increased the purchase price by that same amount. Additionally, we (i) refined our estimates of the values of certain intangible assets which increased intangible assets by $1.1 million, (ii) recorded additional accrued expenses of $123,000 and (iii) decreased property and equipment by $17,000. These adjustments decreased goodwill by $774,000.

Property and equipment were recorded at fair value and primarily consist of machinery and equipment and leasehold improvements. Property and equipment will be amortized over their estimated useful lives and leasehold improvements will be amortized over the lesser of their useful lives or the remaining lease period.

Goodwill is calculated as the excess of the purchase price over the fair value net assets acquired. The goodwill recognized is attributable to growth opportunities and expected synergies. All goodwill is expected to be deductible for income tax purposes.

Intangible assets other than goodwill, consist of three separately identified assets:

▪
Shenandoah customer relationships, which are definite-lived intangible assets with an aggregate fair value of $13.2 million. The customer relationships are amortizable and will be amortized over a period of thirteen years;

▪	The Shenandoah tradename, which is definite-lived intangible assets with an aggregate fair value of $700,000. The trade name is amortizable and will be amortized over a period of twenty years; and
▪
Shenandoah’s order backlog which is a definite-lived intangible asset with an aggregate fair value of $400,000 that we amortized over four months, with all of the expense recognized in fiscal year 2018.

The total weighted average amortization period for these assets is 12.1 years.

The following unaudited consolidated pro forma summary has been prepared by adjusting our historical data to give effect to the Shenandoah acquisition as if it had occurred on February 1, 2016:

	Pro Forma - Unaudited
	13 Weeks Ended	52 Weeks Ended
	January 29, 2017	January 29, 2017
	(Pro forma)	(Pro forma)
Net Sales	$184,013	$619,569
Net Income	$11,702	$27,896
Basic EPS	$1.00	$2.38
Diluted EPS	$1.00	$2.38

	Pro Forma - Unaudited
	13 Weeks Ended	52 Weeks Ended
	January 28, 2018	January 28, 2018
	(Pro forma)	(Pro forma)
Net Sales	$175,365	$649,936
Net Income	$8,775	$32,977
Basic EPS	$0.75	$2.82
Diluted EPS	$0.75	$2.81

The unaudited consolidated pro forma financial information was prepared in accordance with existing standards and is not necessarily indicative of the results of operations that would have occurred if the Shenandoah acquisition had been completed on the date indicated, nor is it indicative of our future operating results.

Material adjustments, net of income tax,  included in the fiscal 2017 pro forma financial information in the table above consist of the amortization of intangible assets ($171,000 in the quarterly period and $943,000 in the annual period), addition of transaction related costs ($0 in the quarterly period and $520,000 in the annual period), interest on additional debt incurred as part of the acquisition ($46,000 in the quarterly period and $197,000 in the annual period), salary expense ($46,000 in the quarterly period and $185,000 in the annual period), and income tax on Shenandoah operations ($536,000 in the quarterly period and $2.4 million in the annual period).

Material adjustments, net of income tax, included in the fiscal 2018 pro forma financial information in the table above consist of the amortization of intangible assets (decrease of $132,000 in the quarterly period and a net increase of $191,000 in the annual period), reclassification of transaction related costs to fiscal 2017 (-$67,000 in the quarterly period and -$522,000 in the annual period), interest on additional debt incurred as part of the acquisition (-$13,000 in the quarterly period and $61,000 in the annual period), salaries ($0 in the quarterly period and $123,000 in the annual period), and income tax on Shenandoah operations ($0 in the quarterly period and $2.4 million in the annual period).

The unaudited pro forma results do not reflect events that either have occurred or may occur in the future. They also do not give effect to certain charges that we expect to incur in connection with the Shenandoah acquisition, including, but not limited to, additional professional fees, employee integration, retention, potential asset impairments and accelerated depreciation and amortization.

We incurred approximately $800,000 in Shenandoah acquisition-related costs in fiscal 2018. These expenses are included in the “Selling and administrative expenses” line of our condensed consolidated statements of income. Included in our fiscal 2018 results are Shenandoah’s October 2017 through January 2018 results, which include $11.3 million in net sales and $604,000 of operating income, including $750,000 in intangible amortization expense.

HMI Acquisition

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

In accordance with FASB Accounting Standards Codification 805, Business Combinations, the acquisition was accounted for using the acquisition method of accounting. We recorded assets acquired, including identifiable intangible assets, and liabilities assumed, from HMI at their respective fair values at the date of completion of the Acquisition.  Any excess of the purchase price over the net fair value of such assets and liabilities was recorded as goodwill.

The following table summarizes our final estimates of the fair values of the identifiable assets acquired and liabilities assumed in the acquisition as of January 29, 2017.  Adjustments recorded to our preliminary estimates of the fair values of the identifiable assets acquired and liabilities assumed as of February 1, 2016 were due to (i) the continued refinement of management's estimates, (ii) changes in pre-acquisition account balances due to the timing of HMI’s final financial close and (iii) adjustments made to conform the newly acquired entity’s accounting policies to our own. These adjustments included the reclassification of accounts receivable-related reserve items from accrued expenses to accounts receivable, the write-off of deferred rent, the reduction of property and equipment and prepaid expenses for items that had been capitalized inconsistent with our capitalization policy and the recognition of accrued salaries and wages to recognize compensated absences.

Purchase price consideration
Cash paid for assets acquired, including working capital adjustment	$86,062
Value of shares issued for assets acquired	15,000
Value of shares issued for excess net working capital	5,267

Total purchase price	$106,329

Fair value estimates of assets acquired and liabilities assumed:
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

The following unaudited consolidated pro forma summary has been prepared by adjusting our historical data to give effect to the acquisition as if it had occurred on February 1, 2015:

52 Weeks Ended
January 31, 2016
(Pro forma)
Net Sales	$571,720
Net Income	22,831
Basic EPS	2.12
Diluted EPS	2.11

The unaudited consolidated pro forma financial information was prepared in accordance with existing standards and is not necessarily indicative of the results of operations that would have occurred if the acquisition had been completed on the date indicated, nor is it indicative of our future operating results.

Material non-recurring adjustments included in the pro forma financial information in the table above which affect proforma net income consist of amortization of intangible assets (decrease of $1.9 million), elimination of transaction related costs (an increase of $2.7 million) and an adjustment of the interest rate on short and long-term debt (a decrease of $545,000) to reflect the interest rates in our amended credit facility.

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

NOTE 4 – DOUBTFUL ACCOUNTS AND OTHER ACCOUNTS RECEIVABLE ALLOWANCES

The activity in the allowance for doubtful accounts was:

	Fifty-Two	Fifty-Two	Fifty-Two
	Weeks Ended	Weeks Ended	Weeks Ended
	January 28,	January 29,	January 31,
	2018	2017	2016
Balance at beginning of year	$508	$396	$563
Non-cash charges to cost and expenses	767	823	115
Less uncollectible receivables written off, net of recoveries	(261)	(711)	(282)
Balance at end of year	$1,014	$508	$396

The activity in other accounts receivable allowances was:

	Fifty-Two	Fifty-Two	Fifty-Two
	Weeks Ended	Weeks Ended	Weeks Ended
	January 28,	January 29,	January 31,
	2018	2017	2016
Balance at beginning of year	$6,298	$636	$766
Non-cash charges to cost and expenses	(1,272)	5,586	(220)
Less uncollectible receivables written off, net of recoveries	91	76	90
Balance at end of year	$5,117	$6,298	$636

NOTE 5 – ACCOUNTS RECEIVABLE

	January 28,	January 29,
	2018	2017

Trade accounts receivable	$98,592	$99,378
Receivable from factor	-	6
Other accounts receivable allowances	(5,117)	(6,298)
Allowance for doubtful accounts	(1,014)	(508)
Accounts receivable	$92,461	$92,578

NOTE 6 – INVENTORIES

	January 28,	January 29,
	2018	2017
Finished furniture	$92,502	$85,520
Furniture in process	1,440	735
Materials and supplies	8,780	7,536
Inventories at FIFO	102,722	93,791
Reduction to LIFO basis	(18,263)	(18,488)
Inventories	$84,459	$75,303

If the first-in, first-out (FIFO) method had been used in valuing all inventories, net income would have been $28 million in fiscal 2018, $24.2 million in fiscal 2017, and $16.5 million in fiscal 2016. We recorded LIFO income of $340,000 in fiscal 2018, while we recorded LIFO income of $1.6 million in fiscal 2017, and $499,000 LIFO expense in fiscal 2016.

At both January 28, 2018 and January 29, 2017, we had approximately $3.2 million, in consigned inventories, which are included in the “Finished furniture” line in the table above.

At January 28, 2018, we held $10.5 million in inventory (approximately 3.0% of total assets) outside of the United States, in China and in Vietnam.   At January 29, 2017, we held $11.9 million in inventory (approximately 3.7% of total assets) outside of the United States, in China and Vietnam.

NOTE 7 – PROPERTY, PLANT AND EQUIPMENT

	Depreciable Lives	January 28,	January 29,
	(In years)	2018	2017

Buildings and land improvements	15 - 30	$24,298	$23,392
Computer software and hardware	3 - 10	18,302	17,308
Machinery and equipment	10	8,586	5,031
Leasehold improvements	Term of lease	8,982	7,104
Furniture and fixtures	3 - 8	2,186	1,903
Other	5	612	562
Total depreciable property at cost		62,966	55,300
Less accumulated depreciation		35,100	31,167
Total depreciable property, net		27,866	24,133
Land		1,067	1,067
Construction-in-progress		316	603
Property, plant and equipment, net		$29,249	$25,803

Capitalized Software Costs

Certain costs incurred in connection with developing or obtaining computer software for internal use are capitalized.  These costs are amortized over periods of ten years or less. Capitalized software is reported as a component of computer software and hardware above and on the property, plant, and equipment line of our consolidated balance sheets.  The activity in capitalized software costs was:

	Fifty-Two Weeks	Fifty-Two Weeks	Fifty-Two Weeks
	Ended	Ended	Ended
	January 28,	January 29,	January 31,
	2018	2017	2016
Balance beginning of year	$6,510	$6,062	$2,726
Additions	630	1,495	4,113
Amortization expense	(1,151)	(973)	(777)
Disposals	(7)	-	-
Adjustments	-	(74)
Balance end of year	$5,982	$6,510	$6,062

NOTE 8 – INTANGIBLE ASSETS AND GOODWILL

During the fiscal 2018 third quarter, we recorded both non-amortizable and amortizable intangible assets as a result of the Shenandoah acquisition. The Shenandoah acquisition-related trade names and trademarks, customer relationships and order backlog were assigned fair values based on third party appraisal reports.

Our goodwill, some trademarks and trade names have indefinite useful lives and, consequently, are not subject to amortization for financial reporting purposes but are tested for impairment annually or more frequently if events or circumstances indicate that the asset might be impaired.

Our non-amortizable intangible assets consist of:
▪	Goodwill and trademarks and tradenames related to the Home Meridian and Shenandoah acquisitions; and
▪	Trademarks and tradenames related to the acquisitions of Bradington-Young (acquired in 2002), Sam Moore (acquired in 2007) and Shenandoah.

We review goodwill annually for impairment or more frequently if events or circumstances indicate that it might be impaired.

In accordance with ASU 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, we first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the goodwill impairment test outlined in ASC Topic 350. The more likely than not threshold is defined as having a likelihood of more than 50 percent. If, after assessing the totality of events or circumstances, we determine that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the impairment test is unnecessary and our goodwill is considered to be unimpaired. However, if based on our qualitative assessment we conclude that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, we will proceed with performing the quantitative assessment.  The quantitative assessment is performed by comparing the carrying amount of the reporting unit to its fair value.  If the fair value of the reporting unit is less than the carrying amount of the reporting unit, the goodwill impairment charge would be equal to the amount of such difference.  The quantitative assessment involves estimating the fair value of the reporting unit using projected future cash flows that are discounted using a weighted average cost of capital analysis that reflects current market conditions. Management judgment is a significant factor in the goodwill impairment evaluation process. The computations require management to make estimates and assumptions, the most critical of which are the potential future cash flows and an appropriate discount rate. Based on our qualitative assessment as described above, we have concluded that our goodwill is not impaired as of January 28, 2018.

In conjunction with our evaluation of the cash flows generated by the Home Meridian, Bradington-Young and Sam Moore reporting units, we evaluated the carrying value of trademarks and trade names using the relief from royalty method, which values the trademark/trade name by estimating the savings achieved by ownership of the trademark/trade name when compared to licensing the mark/name from an independent owner. The inputs used in the trademark/trade name analyses are considered Level 3 fair value measurements. At January 28, 2018, the fair values of our Home Meridian, Bradington-Young and Sam Moore trade names exceeded their carrying values by approximately $4.3 million, $1.1 million and $1.6 million respectively.

Details of our non-amortizable intangible assets are as follows:

		January 28,	January 29,
	Segment	2018	2017
Non-amortizable Intangible Assets
Goodwill	Home Meridian	$23,187	$23,187
Goodwill	All Other	16,871	-
Total Goodwill		40,058	23,187

Trademarks and trade names - Home Meridian	Home Meridian	11,400	11,400
Trademarks and trade names - Bradington-Young	All Other	861	861
Trademarks and trade names - Sam Moore	All Other	396	396
Total Trademarks and trade names		$12,657	$12,657

Total non-amortizable assets		$52,715	$35,844

The following table is a rollforward of goodwill for the 2018 and 2017 fiscal years:

Segment	January 31, 2016	Acquisition	January 29, 2017	Acquisition	January 28, 2018

Home Meridian	$-	$23,187	$23,187	$-	$23,187
All Other	-	-	-	16,871	16,871
	$-	$23,187	$23,187	$16,871	$40,058

Our amortizable intangible assets are recorded in the Home Meridian and in All Other. The carrying amounts and changes therein of those amortizable intangible assets were as follows:

	Amortizable Intangible Assets
	Customer
	Relationships	Backlog	Trademarks	Totals

Balance at January 31, 2016	$-	$-	$-	$-
Intangibles- HMI acquisition	14,400	1,800	200	16,400
Amortization	(1,309)	(1,800)	(25)	(3,134)
Balance at January 29, 2017	$13,091	$-	$175	$13,266
Intangibles- Shenandoah acquisition	13,200	400	700	14,300
Amortization	(1,647)	(400)	(37)	(2,084)
Balance at January 28, 2018	$24,644	$-	$838	$25,482

The weighted-average amortization period for all amortizable intangible assets is 11.3 years.   The weighted-average amortization period for customer relationships is 10.8 years and is less than one year for our backlog and trademarks.

The estimated amortization expense associated with our amortizable intangible assets is expected to be as follows:

Fiscal Year	Amount

2019	2,384
2020	2,384
2021	2,384
2022	2,384
2023	2,384
Thereafter	13,562
$25,482

Gross intangible assets and total accumulated amortization for each major class of intangible assets is as follows:

	January 28, 2018	January 29, 2017

Trademarks and tradenames	$900	$200
Accumulated amortization	(62)	(25)
Trademarks and tradenames, net	838	175

Customer relationships	27,600	14,400
Accumulated amortization	(2,956)	(1,309)
Customer relationships, net	24,644	13,091

Backlog	2,200	1,800
Accumulated amortization	(2,200)	(1,800)
Backlog, net	-	-

Total intangible assets, net	$25,482	$13,266

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

As of January 28, 2018 and January 29, 2017, Company-owned life insurance was measured at fair value on a recurring basis based on Level 2 inputs. The fair value of the Company-owned life insurance is determined by inputs that are readily available in public markets or can be derived from information available in publicly quoted markets. Additionally, the fair value of the Company-owned life insurance is marked to market each reporting period and any change in fair value is reflected in income for that period.

As of January 28, 2018, the assets of the Home Meridian segment’s legacy Pension Plan (the “Plan”) were measured at fair value on a recurring basis based on Level 1 inputs. Pension plan assets, held in a trust account by the Plan’s trustee, primarily consist of a wide-range of mutual fund asset classes, including domestic and international equities, fixed income securities such as corporate bonds, mortgage-backed securities, real estate investments and U.S. Treasuries. As of January 31, 2018, the date of the latest actuarial valuation, Plan assets were netted against the Plan’s Projected Benefit Obligation (“PBO”) on that date to determine the Plan’s funded status. Since the PBO exceeded the market value of the Plan’s assets, the funded status is recorded in our consolidated balance sheets as a net liability. As of January 31, 2018, the net liability for this plan was $2.4 million shown on the “Pension Plan” line of our consolidated balance sheets.  The market value of pension plan assets shown below are as of January 31, 2018.  See Note 11. Employee Benefit Plans for additional information about the Plan.

Our assets measured at fair value on a recurring basis at January 28, 2018 and January 29, 2017, were as follows:

	Fair value at January 28, 2018				Fair value at January 29, 2017
Description	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total

Assets measured at fair value
Company-owned life insurance	$-	$23,622	$-	$23,622	$-	$22,366	$-	$22,366
Pension plan assets	8,757	-	-	8,757	13,881	-	-	13,881

NOTE 10 – LONG-TERM DEBT

We currently have two unsecured term loans and one secured term loan outstanding and a revolving credit facility. The term loans are related to the Home Meridian and Shenandoah acquisitions. Details of our loan agreements and revolving credit facility are detailed below.

Original Loan Agreement

On February 1, 2016, we entered into an amended and restated loan agreement (the “Original Loan Agreement”) with Bank of America, N.A. (“BofA”) in connection with the closing of the Home Meridian Acquisition. Also on February 1, 2016, we borrowed in full the amounts available under the Unsecured Term Loan (the “Unsecured Term Loan”) and the Secured Term Loan (the “Secured Term Loan”) in connection with the completion of the Home Meridian Acquisition.

Details of the individual credit facilities provided for in the Original Loan Agreement are as follows:

▪
Unsecured revolving credit facility. The Original Loan Agreement increased the amount available under our existing unsecured revolving credit facility from $15 million to $30 million and increased the sublimit of the facility available for the issuance of letters of credit from $3 million to $4 million. Amounts outstanding under the revolving facility bear interest at a rate, adjusted monthly, equal to the then-current LIBOR monthly rate plus 1.50%. We must also pay a quarterly unused commitment fee that is based on the average daily amount of the facility utilized during the applicable quarter;

▪
Unsecured Term Loan. The Original Loan Agreement provided us with a $41 million Unsecured Term Loan. Any amount borrowed under the Unsecured Term Loan will bear interest at a rate, adjusted monthly, equal to the then-current LIBOR monthly rate plus 1.50%. We must repay any principal amount borrowed under the Unsecured Term Loan in monthly installments of approximately $490,000, together with any accrued interest, until the full amount borrowed is repaid or until February 1, 2021, at which time all amounts outstanding under the Unsecured Term Loan will become due and payable; and

▪
Secured Term Loan. The Original Loan Agreement provided us with a $19 million term loan secured by a security interest in certain Company-owned life insurance policies granted to BofA under a security agreement, dated as of February 1, 2016 (the “Security Agreement”). Any amounts borrowed under the Secured Term Loan will bear interest at a rate, adjusted monthly, equal to the then-current LIBOR monthly rate plus 0.50%. We must pay the interest accrued on any principal amounts borrowed under the Secured Term Loan on a monthly basis until the full principal amount borrowed is repaid or until February 1, 2021, at which time all amounts outstanding under the Secured Term Loan will become due and payable. BofA’s rights under the Security Agreement are enforceable upon the occurrence of an event of default under the Original Loan Agreement.

New Loan Agreement

On September 29, 2017, we entered into a second amended and restated loan agreement (the “New Loan Agreement”) with BofA in connection with the completion of the Shenandoah acquisition.  The New Loan Agreement:

▪
amends and restates the Original Loan Agreement detailed above such that our existing $30 million unsecured revolving credit facility (the “Existing Revolver”), Unsecured Term Loan, and Secured Term Loan all remain outstanding under the New Loan Agreement; and

▪
provides us with a new $12 million unsecured term loan (the “New Unsecured Term Loan”). Amounts outstanding under the New Unsecured Term Loan will bear interest at a rate, adjusted monthly, equal to the then current LIBOR monthly rate plus 1.50%. We must repay the principal amount borrowed under the New Unsecured Term Loan in monthly installments of approximately $143,000, together with any accrued interest, until the full amount borrowed is repaid or until the earlier of September 30, 2022 or the expiration of the Existing Revolver, at which time all amounts outstanding under the New Unsecured Term Loan will become due and payable. We may prepay the outstanding principal amount under the New Unsecured Term Loan, in full or in part, on any interest payment date without penalty. On September 29, 2017, we borrowed the full $12 million available under the New Unsecured Term Loan to partially fund the cash consideration used in the Shenandoah acquisition.

The New Loan Agreement also included customary representations and warranties and requires us to comply with customary covenants, including, among other things, the following financial covenants:

•	Maintain a ratio of funded debt to EBITDA not exceeding:
o	2.50:1.0 through August 31, 2018;
o	2.25:1.0 through August 31, 2019; and
o	2.00:1.00 thereafter.
•	A basic fixed charge coverage ratio of at least 1.25:1.00; and
•	Limit capital expenditures to no more than $15.0 million during any fiscal year beginning in fiscal 2019.

The New Loan Agreement also limits our right to incur other indebtedness, make certain investments and create liens upon our assets, subject to certain exceptions, among other restrictions. The New Loan Agreement does not restrict our ability to pay cash dividends on, or repurchase, shares of our common stock, subject to our compliance with the financial covenants discussed above, if we are not otherwise in default under the New Loan Agreement.

We were in compliance with each of these financial covenants at January 28, 2018.

Principal payments due on our terms loans are as follows:

Fiscal Year	Amount

2019	$8,059
2020	7,572
2021	31,366
2022	1,714
2023	4,714
$53,425

Subsequent to the end the recently completed fiscal year, we made an unscheduled $10 million payment on the New Unsecured Term Loan, which is not reflected in the table above.

The carrying amount of our term loans approximates their fair value at January 28, 2018.

As of January 28, 2018, we had an aggregate $28.5 million available under the Existing Revolver to fund working capital needs. Standby letters of credit in the aggregate amount of $1.5 million, used to collateralize certain insurance arrangements and for imported product purchases, were outstanding under the revolving credit facility as of January 28, 2018.  There were no additional borrowings outstanding under the Existing Revolver as of January 28, 2018.

NOTE 11 – EMPLOYEE BENEFIT PLANS

Employee Savings Plans

We sponsor a tax-qualified 401(k) retirement plan covering substantially all employees.  This plan assists employees in meeting their savings and retirement planning goals through employee salary deferrals and discretionary employer matching contributions.  Our contributions to the plan amounted to $974,000 in fiscal 2018, $977,000 in fiscal 2017, and $666,000 in fiscal 2016.

Executive Benefits

Pension, SRIP and SERP Overview

We maintain three “frozen” retirement plans, which are paying benefits and may include active employees among the participants but we do not expect to add participants to these plans in the future.  The three plans include:

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

Summarized SRIP and SERP information as of each fiscal year-end (the measurement date) is as follows:

	SRIP (Supplemental Retirement Income Plan)		SERP (Supplemental Executive Retirement Plan)
	Fifty-Two	Fifty-Two	Fifty-Two	Fifty-Two
	Weeks Ended	Weeks Ended	Weeks Ended	Weeks Ended
	January 28,	January 29,	January 28,	January 29,
	2018	2017	2018	2017
Change in benefit obligation:
Beginning projected benefit obligation	$8,845	$8,153	$2,302	$2,413
Service cost	302	375
Interest cost	345	341	82	89
Benefits paid	(520)	(354)	(216)	(204)
Actuarial loss (gain)	393	330	(160)	4
Ending projected benefit obligation (funded status)	$9,365	$8,845	$2,008	$2,302

Accumulated benefit obligation	$8,727	$8,344	$2,008	$2,302

Discount rate used to value the ending benefit obligations:	3.75%	4.00%	3.64%	3.77%

Amount recognized in the consolidated balance sheets:
Current liabilities (Accrued salaries, wages and benefits line)	$511	$473	$188	$221
Non-current liabilities (Deferred compensation line*)	8,854	8,372	1,820	2,081
Total	$9,365	$8,845	$2,008	$2,302

	Fifty-Two	Fifty-Two	Fifty-Two	Fifty-Two	Fifty-Two
	Weeks Ended	Weeks Ended	Weeks Ended	Weeks Ended	Weeks Ended
	January 28,	January 29,	January 31,	January 28,	January 29,
	2018	2017	2016	2018	2017
Net periodic benefit cost
Service cost	$302	$375	$406	$-	$-
Interest cost	345	341	289	83	89
Net loss (gain)	62	(72)	178	-	-
Net periodic benefit cost	$709	$644	$873	$83	$89

Other changes recognized in accumulated other comprehensive income
Net loss (gain) arising during period	393	330	(574)	(160)	4
Amortizations:
Gain (Loss)	(62)	72	(178)	-	-
Total recognized in other comprehensive loss (income)	331	402	(752)	(160)	4

Total recognized in net periodic benefit cost and accumulated other comprehensive income	$1,040	$1,046	$121	$(77)	$93

Assumptions used to determine net periodic benefit cost:
Discount rate	4.00%	4.3%	3.5%	3.77%	3.88%
Increase in future compensation levels	4.00%	4.0%	4.0%	N/A	N/A

Estimated Future Benefit Payments:
Fiscal 2019	$511	188
Fiscal 2020	855	183
Fiscal 2021	855	178
Fiscal 2022	855	173
Fiscal 2023	855	167
Next 5 years	4,381	735

For the SRIP, the net periodic benefit cost recognized in other comprehensive income was due to a decreased discount rate from 4.25% at January 29, 2017 to 4.00% at January 28, 2018 as well as increase in projected bonus for executives. The discount rate utilized in each period was the Annualized Moody’s Composite Bond Rate rounded to the nearest 0.25%.

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

Increasing the SRIP discount rate by 1% would decrease the projected benefit obligation at January 31, 2018 by approximately $630,000. Similarly, decreasing the discount rate by 1% would increase the projected benefit obligation at January 31, 2018 by $705,000. Increasing the SERP discount rate by 1% would decrease the projected benefit obligation at January 28, 2018 by approximately $142,000. Similarly, decreasing the discount rate by 1% would increase the projected benefit obligation at January 28, 2018 by $162,000.

At January 28, 2018, the actuarial losses related to the SRIP amounted to $393,000, net of tax of $62,000. At January 29, 2017, the actuarial losses related to the SRIP amounted to $185,000, net of tax of $68,000. The estimated prior service (cost) credit and actuarial loss that will be amortized from accumulated other comprehensive income into net periodic benefit cost over fiscal 2019 are $0 and $160,000, respectively.

At January 28, 2018, the actuarial gain related to the SERP was $160,000. The estimated net transition (asset)/obligation, prior service (cost) credit and actuarial loss that will be amortized from accumulated other comprehensive income into net periodic benefit cost over fiscal 2019 are immaterial.

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

Our overall investment strategy is to achieve a mix of approximately 75% of investments for long-term growth and 25% for near-term benefit payments with a diversification of asset types and fund strategies. The allocations for plan assets at January 28, 2018 were 81.3% equity and 18.7% corporate bonds and U.S. Treasury Securities.

Mutual funds primarily include investments in a range of asset classes, including: domestic and international equities (both large and small cap), fixed income securities such as corporate bonds, mortgage-backed securities, real estate investments and U.S. Treasuries.

The following are the major categories of plan assets measured at fair value on January 28, 2018, all using quoted prices in active markets for identical assets (Level 1), in thousands of dollars:

Money Market Funds	$53
Mutual Funds:
Growth Funds	$2,054
International Funds	1,243
Bond Funds	1,588
Value Funds	962
Small Blend Funds	1,000
Emerging Market Funds	1,021
Real Estate	836
Total Plan Assets	$8,757

The Pension Plan discount rate assumption used to measure the postretirement benefit obligations is set by reference to a certain hypothetical AA-rated corporate bond spot-rate yield curve constructed by Aon. This yield curve was constructed from the underlying bond price and yield data collected as of the Pension Plan’s measurement date and is represented by a series of annualized, individual discount rates with durations ranging from six months to seventy-five years. Aon then applies the yield curve to the actuarially projected cash flow patterns to derive the appropriate discount rate.

The vested benefit obligation for the Pension Plan is the actuarial present value of the vested benefits to which the employee is currently entitled, but based on the employee’s expected date of separation or retirement.

Increasing the Pension Plan discount rate by 1% would decrease the projected benefit obligation at January 28, 2018 by approximately $1.1 million. Similarly, decreasing the discount rate by 1% would increase the projected benefit obligation at January 28, 2018 by $1.4 million.

The expected long-term rate of return on Pension Plan assets (“EROA”) is 6.9% as of the Plan’s most recent valuation date of January 31, 2018. We select the EROA to use based on input from Aon, our Pension Plan Investment Consultant and Actuary. Aon provides us with a statistical analysis of future expected returns based on the current investment policy target asset mix and Aon’s capital market assumptions. We then select the return from Aon’s reasonable range recommendation.

We contributed $511,000 in required contributions to reduce the underfunded balance of the Pension Plan during fiscal 2018. Expected minimum Pension Plan contributions in fiscal 2019 are $488,000.

In the fourth quarter of fiscal 2018, we used $6.4 million Pension Plan assets to partially settle Pension Plan liabilities through a “lift-out” transaction. The lift-out transaction removed approximately half of the participants from the Plan and fully replaced their benefits with annuities from a highly rated insurance company. We recognized a $560,000 gain from the transaction. We anticipate savings due to the elimination of variable Pension Benefit Guaranty Corporation fees and insurance premiums and the mitigation of the risk that these costs would continue to escalate.

Summarized Pension Plan information as of January 28, 2018 (the measurement date) is as follows:

Pulaski Furniture Pension Plan
	Fifty-Two	Fifty-Two
	Weeks Ended	Weeks Ended
	January 28,	January 29,
	2018	2017
Change in benefit obligation:
Beginning projected benefit obligation	$17,380	$-
Acquisition	-	17,828
Service cost	-	-
Interest cost	695	751
Benefits paid	(1,187)	(1,099)
Settlement	(5,923)	-
Actuarial (gain) loss	233	(100)
Ending projected benefit obligation	$11,198	$17,380

Change in Plan Assets:
Beginning fair value of plan assets	$13,881	$11,585
Actual return on plan assets	2,325	1,666
Employer contributions	511	2,011
Actual expenses paid	(371)	(282)
Settlement	(6,402)	-
Actual benefits paid	(1,187)	(1,099)
Ending fair value of plan assets	$8,757	$13,881

Funded Status of the Plan	$(2,441)	$(3,499)

Discount rate used to value the ending benefit obligations:	3.82%	4.14%

Amount recognized in the consolidated balance sheets:
Current liabilities (Accrued salaries, wages and benefits line)	$-	$-
Non-current liabilities (Deferred compensation line*)	(2,441)	(3,499)
Total	$(2,441)	$(3,499)

	Fifty-Two	Fifty-Two
	Weeks Ended	Weeks Ended
	January 28,	January 29,
	2018	2017
Net periodic benefit cost
Expected administrative expenses	$280	$280
Interest cost	695	751
Net loss (gain)	(933)	(808)
Net periodic benefit cost	$42	$223
Settlement/Curtailment expense (Income)	(562)	-
Total net periodic benefit cost (Income)	$(520)	$223

Other changes recognized in other comprehensive income
Net (gain) loss arising during period	(590)	(957)
Amortization:
(Loss) gain	562	-
Total recognized in other comprehensive (income) loss	(28)	(957)

Total recognized in net periodic benefit cost and accumulated other comprehensive income	$(548)	$(734)

Assumptions used to determine net periodic benefit cost:
Discount rate	4.14%	4.36%
Increase in future compensation levels	N/A	N/A

Estimated Future Benefit Payments:
Fiscal 2019	$694
Fiscal 2020	687
Fiscal 2021	684
Fiscal 2022	686
Fiscal 2023	677
Fiscal 2024 through Fiscal 2028	3,464

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

During fiscal 2014, the Compensation Committee awarded performance grants for the 2015 fiscal year. The 2015 awards had a three-year performance period that ended on January 29, 2017. The performance criteria for these awards were met and were paid in April 2017. During fiscal 2016, fiscal 2017 and fiscal 2018, the Compensation Committee awarded performance grants that have three-year performance periods ending on January 28, 2018 February 3, 2019 and February 2, 2020, respectively. The following amounts were accrued in our consolidated balance sheets as of the fiscal period-end dates indicated:

	January 28,	January 29,
	2018	2017
Performance grants
Fiscal 2015 grant (Current liabilities, Accrued wages, salaries and benefits)	$-	$644
Fiscal 2016 grant (Current liabilities, Accrued wages, salaries and benefits)	193	215
Fiscal 2017 grant (Non-current liabilities, Deferred compensation)	186	93
Fiscal 2018 grant (Non-current liabilities, Deferred compensation)	274	-
Total performance grants accrued	$653	$952

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

We account for restricted stock awards as “non-vested equity shares” until the awards vest or are forfeited. Restricted stock awards to non-employee directors and certain other management employees vest if the director/employee remains on the board/employed through the specified vesting period for shares and may vest earlier upon certain events specified in the plan.  For shares issued to non-employee directors during fiscal 2016 and after, there is a 12-month service period.  The fair value of each share of restricted stock is the market price of our common shares on the grant date. The weighted average grant-date fair values of restricted stock awards issued during fiscal 2018 were $31.45, $41.70 and $39.05, during fiscal year 2017 were $25.45 and 24.17, and during fiscal year 2016 was $21.44 per share, respectively.

The restricted stock awards outstanding as of January 28, 2018 had an aggregate grant-date fair value of $483,000, after taking vested and forfeited restricted shares into account.  As of January 28, 2018, we have recognized non-cash compensation expense of approximately $289,000 related to these non-vested awards and $1.1 million for awards that have vested. The remaining $194,000 of grant-date fair value for unvested restricted stock awards outstanding at January 28, 2018 will be recognized over the remaining vesting periods for these awards.

For each restricted stock issuance, the following table summarizes restricted stock activity, including the weighted average issue price of those shares on the grant date, the fair value of each grant of restricted stock on the grant date, compensation expense recognized for the unvested shares of restricted stock for each grant and the remaining fair value of the unvested shares of restricted stock for each grant as of January 28, 2018:

	Whole Number of Shares	Grant-Date Fair Value Per Share	Aggregate Grant-Date Fair Value	Compensation Expense Recognized	Grant-Date Fair Value Unrecognized At January 28, 2018

Previous Awards (vested)				$1,136

Restricted shares Issued on April 6, 2015	5,741	$21.44	123	79	4
Forfeited	(1,861)		(40)

Restricted shares Issued on April 13, 2016	4,872	$25.45	130	60	39
Forfeited	(1,175)		(31)

Restricted shares Issued on April 13, 2017	4,572	$31.45	142	30	78
Forfeited	(1,058)		(34)

Restricted shares Issued on June 9, 2017	3,764	$41.70	157	105	52

Restricted shares Issued on August 29, 2017	922	$39.05	36	15	21

Awards outstanding at January 28, 2018:	15,777		$483	$289	$194

We have awarded time-based restricted stock units to certain senior executives since 2011. Each restricted stock unit, or “RSU”, entitles the executive to receive one share of the Company’s common stock if he remains continuously employed with the Company through the end of a three-year service period. The RSUs may be paid in shares of the Company’s common stock, cash or both, at the discretion of the Compensation Committee. The RSUs are accounted for as “non-vested stock grants.” Similar to the restricted stock grants issued to our non-employee directors, RSU compensation expense is recognized ratably over the applicable service period. However, unlike restricted stock grants, no shares are issued, or other payment made, until the end of the applicable service period (commonly referred to as “cliff vesting”) and grantees are not entitled to receive dividends on their RSUs during that time. The fair value of each RSU is the market price of a share of our common stock on the grant date, reduced by the present value of the dividends expected to be paid on a share of our common stock during the applicable service period, discounted at the appropriate risk-free rate. The following table presents RSU activity for the year ended January 28, 2018:

	Whole Number of Units	Grant-Date Fair Value Per Unit	Aggregate Grant-Date Fair Value	Compensation Expense Recognized	Grant-Date Fair Value Unrecognized At January 28, 2018

Previous Awards (vested)				$400

RSUs Awarded on April 6, 2015	5,518	$17.52	97	91	6
RSUs Awarded on April 13, 2016	7,622	$24.26	185	113	72
RSUs Awarded on April 15, 2017	6,257	$31.45	185	51	134

Awards outstanding at January 28, 2018:	19,397		$467	$255	$212

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

	January 28,	January 29,	January 31,
	2018	2017	2016

Restricted shares	15,777	25,682	24,919
Restricted stock units	19,397	20,462	12,840
	35,174	46,144	37,759

All restricted shares awarded that have not yet vested are considered when computing diluted earnings per share.  Unlike the restricted stock grants issued to our non-employee directors, the transfer of ownership of common shares issued under our RSUs, if any, occurs after the three-year vesting period; however, RSUs are also considered when computing diluted earnings per share.

The following table sets forth the computation of basic and diluted earnings per share:

	Fifty-Two	Fifty-Two	Fifty-Two
	Weeks Ended	Weeks Ended	Weeks Ended
	January 28,	January 29,	January 31,
	2018	2017	2016

Net income	$28,250	$25,287	$16,185
Less: Dividends on unvested restricted shares	10	11	11
Net earnings allocated to unvested restricted stock	50	56	40
Earnings available for common shareholders	$28,190	$25,220	$16,134

Weighted average shares outstanding for basic earnings per share	11,633	11,531	10,779
Dilutive effect of unvested restricted stock awards	30	32	28
Weighted average shares outstanding for diluted earnings per share	11,663	11,563	10,807

Basic earnings per share	$2.42	$2.19	$1.50

Diluted earnings per share	$2.42	$2.18	$1.49

In fiscal year 2018, we issued 176,018 shares of common stock to the designees of SFI as partial consideration for the Shenandoah acquisition on September 29, 2017. We issued 716,910 shares of our common stock to designees of Home Meridian as partial consideration for the Home Meridian acquisition on the first day of fiscal 2017.

NOTE 14 – INCOME TAXES

Our provision for income taxes was as follows for the periods indicated:

	Fifty-Two	Fifty-Two	Fifty-Two
	Weeks Ended	Weeks Ended	Weeks Ended
	January 28,	January 29,	January 31,
	2018	2017	2016
Current expense
Federal	$12,022	$14,470	$7,196
Foreign	85	86	41
State	1,390	1,471	771
Total current expense	13,497	16,027	8,008

Deferred taxes
Federal	4,038	(1,902)	244
State	(13)	(216)	22
Total deferred taxes	4,025	(2,118)	266
Income tax expense	$17,522	$13,909	$8,274

Total tax expense for FY18 was $17.5 million, of which $17.5 million expense was allocated to continuing operations and $26,000 tax benefit was allocated to other comprehensive income. Total tax expense for fiscal 2017 was $14.1 million, of which $13.9 million was allocated to continuing operations and $204,000 was allocated to other comprehensive income. Total tax expense for fiscal 2016 was $8.6 million, of which $8.3 million was allocated to continuing operations and $277,000 expense was allocated to other comprehensive income.

The effective income tax rate differed from the federal statutory tax rate as follows for the periods indicated:

	Fifty-Two	Fifty-Two	Fifty-Two
	Weeks Ended	Weeks Ended	Weeks Ended
	January 28,	January 29,	January 31,
	2018	2017	2016

Income taxes at statutory rate	33.9%	35.0%	35.0%
Increase (decrease) in tax rate resulting from:
State taxes, net of federal benefit	2.1	2.2	2.1
Domestic Production Deduction	-0.3	-0.4	-0.6
Officer's life insurance	-0.6	-1.2	-1.1
Captive Life Insurance	0.0	-1.3	0.0
Excess tax deductions on stock-based compensation	-0.4	0.0	0.0
Tax Cuts and Jobs Act of 2017	4.0	0.0	0.0
Change in Valuation allowance	0.0	1.3	0.0
Other	-0.4	-0.1	-1.6
Effective income tax rate	38.3%	35.5%	33.8%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities for the period indicated were:

	January 28,	January 29,
	2018	2017
Assets
Deferred compensation	$3,226	$4,817
Allowance for bad debts	1,437	955
State income taxes	173	32
Intangible assets	-	609
Inventories	-	662
Employee benefits	214	144
Capital loss carryover	335	525
Other	305	460
Total deferred tax assets	5,690	8,204
Valuation allowance	(335)	(525)
	5,355	7,679
Liabilities
Inventory	315	-
Intangible assets	108	-
Property, plant and equipment	1,520	131
Unrecognized pension actuarial gains	148	284
Total deferred tax liabilities	2,091	415
Net deferred tax assets	3,264	7,264

At January 28, 2018 and January 29, 2017 our net deferred tax asset was $3.3 million and $7.3 million, respectively. On December 22, 2017, the Tax Cuts and Jobs Act ("Tax Act") was signed into law. As a result of the new tax law we recorded an additional tax expense of $1.8 million for fiscal 2018 due to the re-measurement of deferred tax assets and liabilities. The decrease in valuation allowance of $190,000 is due to the remeasurement of the deferred tax assets and liabilities as a result of the Tax Act. The effects of the Tax Act discussed above may be subject to update upon further guidance or interpretation of its provisions. We expect to fully realize the benefit of the deferred tax assets, with the exception of the capital loss, in future periods when the amounts become deductible.  The capital loss carry forward is $1.4 million and expires in fiscal 2022.

Current accounting standards prescribe a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  The guidance also addresses de-recognition, classification, interest and penalties, accounting in interim periods and disclosures.

A reconciliation of the beginning and ending amount of total unrecognized tax benefits for the fiscal years ended January 28, 2018 and January 29, 2017 are as follows:

	January 28,	January 29,
	2018	2017

Balance, beginning of year	$248	$279
Increase related to prior year tax positions	-	-
Decrease related to prior year tax positions	(157)	(31)
Increase related to current year tax positions	-	-
Balance, end of year	$91	$248

The net unrecognized tax benefits as of January 28, 2018, which, if recognized, would affect our effective tax rate are $80,000. We expect that $48,000 of gross unrecognized tax benefits will decrease within the next year.

We have elected to classify interest and penalties recognized with respect to unrecognized tax benefits as income tax expense.  Interest expense of $10,000 and $23,000 was accrued as of January 28, 2018 and January 29, 2017, respectively.
Tax years ending February 1, 2015, through January 28, 2018 remain subject to examination by federal and state taxing authorities.

NOTE 15 – SEGMENT INFORMATION

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

We continually monitor our reportable segments for changes in facts and circumstances to determine whether changes in the identification or aggregation of operating segments are necessary.  In the fourth quarter of fiscal 2018, we updated our reportable segments as follows:  Hooker Upholstery was aggregated with Hooker Casegoods and reported as the Hooker Branded segment. The domestic upholstery operations of Shenandoah Furniture, Sam Moore and Bradington-Young were moved into the All Other segment with Company’s H Contract business and the remains on the Company’s Homeware division, which was shuttered earlier in the year. The Home Meridian segment remains unchanged. Therefore, for financial reporting purposes, we are organized into two reportable segments and “All Other”, which includes the remainder of our businesses:

▪	Hooker Branded, consisting of the operations of our imported Hooker Casegoods and Hooker Upholstery businesses;
▪
Home Meridian, a business acquired at the beginning of fiscal 2017, is a stand-alone, mostly autonomous business that serves a different type or class of customer than do our other operating segments and at much lower margins; and

▪
All Other, which includes the domestic upholstery manufacturing operations of Bradington-Young, Sam Moore and Shenandoah Furniture and H Contract and Homeware, two businesses started in 2013. None of these operating segments met the ASC 280 aggregation criteria nor were individually reportable; therefore, we combined them in “All Other” in accordance with ASC 280. We note that Homeware failed to reach critical mass and its operations were wound down during the fiscal 2018 second quarter.

The following table presents segment information for the periods, and as of the dates, indicated:

	Fifty-Two Weeks Ended		Fifty-Two Weeks Ended		Fifty-Two Weeks Ended
	January 28, 2018		January 29, 2017		January 31, 2016
		% Net		% Net		% Net
Net Sales		Sales		Sales		Sales
Hooker Branded	$166,754	26.9%	$158,685	27.5%	$173,011	70.0%
Home Meridian	365,472	58.9%	344,635	59.7%	-
All other	88,406	14.2%	73,899	12.8%	73,988	30.0%
Consolidated	$620,632	100.0%	$577,219	100.0%	$246,999	100.0%

Gross Profit
Hooker Branded	$53,007	31.8%	$51,653	32.6%	$51,693	29.9%
Home Meridian	62,325	17.1%	57,289	16.6%	-
All other	19,485	22.0%	17,179	23.2%	16,995	23.0%
Consolidated	$134,817	21.7%	$126,121	21.8%	$68,688	27.8%

Operating Income
Hooker Branded	$21,732	13.0%	$20,203	12.7%	$20,024	11.6%
Home Meridian	18,265	5.0%	14,375	4.2%	-
All other	5,487	6.2%	4,642	6.3%	4,238	5.7%
Consolidated	$45,484	7.3%	$39,220	6.8%	$24,262	9.8%

Capital Expenditures
Hooker Branded	$1,372		$1,193		$2,219
Home Meridian	1,098		280		-
All other	696		981		628
Consolidated	$3,166		$2,454		$2,847

Depreciation & Amortization
Hooker Branded	$1,956		$2,214		$1,808
Home Meridian	2,716		4,704		-
All other	1,975		1,082		1,138
Consolidated	$6,647		$8,000		$2,946

	As of January 28,		As of January 29,
	2018	%Total	2017	%Total
Assets		Assets		Assets
Hooker Branded	$129,986	47.8%	$137,095	50.9%
Home Meridian	107,139	39.6%	107,101	39.7%
All other	34,394	12.6%	25,390	9.4%
Consolidated Assets	$271,519	100.0%	$269,586	100.0%
Consolidated Goodwill and Intangibles	78,197		49,110
Total Consolidated Assets	$349,716		$318,696

Sales by product type are as follows:

	Net Sales
	Fiscal
	2018		2017		2016

Casegoods	$404,808	65%	$391,347	68%	$158,963	64%
Upholstery	215,824	35%	185,872	32%	88,036	36%
	$620,632		$577,219		$246,999

No significant long-lived assets were held outside the United States at either January 28, 2018 or January 31, 2016. International customers accounted for 2.5% of consolidated invoiced sales in fiscal 2018, 2% fiscal 2017 and 5% of consolidated invoiced sales in fiscal 2016. We define international sales as sales outside of the United States and Canada.

NOTE 16 – COMMITMENTS, CONTINGENCIES AND OFF BALANCE SHEET ARRANGEMENTS

Commitments and Off-Balance Sheet Arrangements

We lease office space, warehousing facilities, showroom space and office equipment under leases expiring over the next five years.  Rent expense was $9.0 million in fiscal 2018, $7.7 million in fiscal 2017, and $3.1 million in fiscal 2016. Future minimum annual commitments under leases and operating agreements are $7.2 million in fiscal 2019, $6.5 million in fiscal 2020, $6.1 million in fiscal 2021, $4.3 million in fiscal 2022 and $3.3 million in fiscal 2023.

We had letters of credit outstanding totaling $1.5 million on January 28, 2018.  We utilize letters of credit to collateralize certain imported inventory purchases and certain insurance arrangements.

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

NOTE 17 – CONCENTRATIONS OF RISK

Imported Products Sourcing

We source imported products through multiple vendors, located in five countries.  Because of the large number and diverse nature of the foreign factories from which we can source our imported products, we have some flexibility in the placement of products in any particular factory or country.

Factories located in Vietnam and China are a critical resource for Hooker Furniture. In fiscal 2018, imported products sourced from Vietnam and China accounted for nearly all of our import purchases and our top five suppliers in those countries accounted for approximately half of our fiscal 2018 import purchases.  A disruption in our supply chain from Vietnam or China could significantly impact our ability to fill customer orders for products manufactured at that factory or in that country.

Raw Materials Sourcing for Domestic Upholstery Manufacturing

Our five largest domestic upholstery suppliers accounted for approximately 34% of our raw materials supply purchases for domestic upholstered furniture manufacturing operations in fiscal 2018. One supplier accounted for 12% of our raw material purchases in fiscal 2018. Should disruptions with these suppliers occur, we believe we could successfully source these products from other suppliers without significant disruption to our operations.

Concentration of Sales and Accounts Receivable

No customers accounted for more than 10% of our consolidated sales in fiscal 2018. Our top five customers accounted for nearly one-third of our fiscal 2018 consolidated sales. The loss of any one or more of these customers could adversely affect our earnings, financial condition and liquidity. At January 28, 2018, nearly half of our consolidated accounts receivable is concentrated in our top five customers. Should any one of these receivables become uncollectible, it would have an immediate and material adverse impact on our financial condition and liquidity.

NOTE 18 – CONSOLIDATED QUARTERLY DATA (Unaudited- see accompanying accountant’s report.)

	Fiscal Quarter
	First	Second	Third	Fourth
2018
Net sales	$130,872	$156,308	$157,934	$175,518
Cost of sales	102,729	123,191	123,656	136,239
Gross profit	28,143	33,117	34,278	39,279
Selling and administrative expenses	20,701	20,989	22,449	23,110
Net income	4,746	7,778	7,202	8,524
Basic earnings per share	$0.41	$0.67	$0.62	$0.72
Diluted earnings per share	$0.41	$0.67	$0.61	$0.72

2017
Net sales	$121,831	$136,163	$145,298	$173,927
Cost of sales	95,232	107,685	114,372	133,809
Gross profit	26,599	28,478	30,926	40,118
Selling and administrative expenses	20,944	19,441	20,653	22,729
Net income	2,500	5,349	6,459	10,979
Basic earnings per share	$0.22	$0.46	$0.56	$0.95
Diluted earnings per share	$0.22	$0.46	$0.56	$0.94

Earnings per share for each fiscal quarter is derived using the weighted average number of shares outstanding during that quarter. Earnings per share for each fiscal year is derived using the weighted average number of shares outstanding on an annual basis.  Consequently, the sum of earnings per share for the quarters of a fiscal year may not equal earnings per share for the full fiscal year.

NOTE 19 – RELATED PARTY TRANSACTIONS

We lease the four properties utilized in Shenandoah’s operations. One of our employees has an ownership interest in the entities that own these properties. The leases commenced on September 29, 2017, have an initial 48-month term, and an option to renew each for an additional seven years. All four leases include annual rent escalation clauses with respect to minimum lease payments after the initial 48-month term of the lease is completed. In addition to monthly lease payments, we also incur expenses for property taxes, routine repairs and maintenance and other operating expenses.  We paid $274,000 in lease payments to these entities during the fiscal 2018.

NOTE 20 – SUBSEQUENT EVENTS

Cash Dividend

On March 5, 2018, our Board of Directors declared a quarterly cash dividend of $0.14 per share, payable on March 30, 2018 to shareholders of record at March 19, 2018.

Unscheduled Loan Payment

In March 2018, we made an unscheduled $10 million payment towards the amounts outstanding under the New Unsecured Term Loan.