Form 10-Q
period 2018-04-29
HOOKER FURNITURE CORP
filed 2018-06-08
CIK 1077688

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended April 29, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated Filer ☐	Accelerated filer ☒
Non-accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. 

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of June 1, 2018:

Common stock, no par value	11,776,048
(Class of common stock)	(Number of shares)

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

HOOKER FURNITURE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

As of	April 29,	January 28,
	2018	2018
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$46,558	$30,915
Trade accounts receivable, net	74,813	92,461
Inventories	84,203	84,459
Prepaid expenses and other current assets	5,565	5,314
Total current assets	211,139	213,149
Property, plant and equipment, net	28,572	29,249
Cash surrender value of life insurance policies	23,074	23,622
Deferred taxes	1,617	3,264
Intangible assets, net	37,543	38,139
Goodwill	40,058	40,058
Other assets	2,271	2,235
Total non-current assets	133,135	136,567
Total assets	$344,274	$349,716

Liabilities and Shareholders’ Equity
Current liabilities
Current portion of term loans	$6,942	$7,528
Trade accounts payable	34,894	32,685
Accrued salaries, wages and benefits	6,357	9,218
Income tax accrual	4,019	3,711
Customer deposits	4,338	3,951
Other accrued expenses	3,385	2,894
Total current liabilities	59,935	59,987
Long term debt	34,488	45,778
Deferred compensation	11,257	11,164
Pension plan	2,348	2,441
Other long-term liabilities	924	886
Total long-term liabilities	49,017	60,269
Total liabilities	108,952	120,256

Shareholders’ equity
Common stock, no par value, 20,000 shares authorized, 11,768 and 11,762 shares issued and outstanding on each date	49,082	48,970
Retained earnings	185,728	180,122
Accumulated other comprehensive income	512	368
Total shareholders’ equity	235,322	229,460
Total liabilities and shareholders’ equity	$344,274	$349,716

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

HOOKER FURNITURE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Thirteen Weeks Ended
	April 29,	April 30,
	2018	2017

Net sales	$142,892	$130,872

Cost of sales	110,926	102,729

Gross profit	31,966	28,143

Selling and administrative expenses	21,990	20,570
Intangible asset amortization	596	334

Operating income	9,380	7,239

Other income, net	5	92
Interest expense, net	382	251

Income before income taxes	9,003	7,080

Income tax expense	1,849	2,334

Net income	$7,154	$4,746

Earnings per share
Basic	$0.61	$0.41
Diluted	$0.61	$0.41

Weighted average shares outstanding:
Basic	11,750	11,543
Diluted	11,773	11,578

Cash dividends declared per share	$0.14	$0.12

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

HOOKER FURNITURE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	For the
	Thirteen Weeks Ended
	April 29,	April 30,
	2018	2017

Net Income	$7,154	$4,746
Other comprehensive income (loss):
Amortization of actuarial gain	43	15
Income tax effect on amortization	(11)	(5)
Adjustments to net periodic benefit cost	32	10
Reclassification of tax effects due to the adoption of ASU 2018-02 (see Note 2)	111	-

Total Comprehensive Income	$7,297	$4,756

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

HOOKER FURNITURE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Thirteen Weeks Ended
	April 29,	April 30,
	2018	2017
Operating Activities:
Net income	$7,154	$4,746
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,828	1,359
Gain on disposal of assets	(19)	(20)
Deferred income tax expense	1,638	2,288
Noncash restricted stock and performance awards	343	646
Benefit from/Provision for doubtful accounts and sales allowances	(1,990)	13
Gain on life insurance policies	(508)	(150)
Changes in assets and liabilities:
Trade accounts receivable	20,611	23,110
Inventories	(321)	(4,141)
Prepaid expenses and other current assets	(190)	696
Trade accounts payable	2,042	(6,897)
Accrued salaries, wages, and benefits	(3,005)	(4,138)
Accrued income taxes	189	23
Customer deposits	387	520
Other accrued expenses	424	(418)
Deferred compensation	(43)	(18)
Other long-term liabilities	39	223
Net cash provided by operating activities	$28,579	$17,842

Investing Activities:
Purchases of property and equipment	(370)	(867)
Proceeds received on notes from sale of assets	30	30
Proceeds received on life insurance policies	1,099	-
Premiums paid on life insurance policies	(155)	(163)
Net cash provided by/(used in) investing activities	604	(1,000)

Financing Activities:
Payments for long-term debt	(11,893)	(1,464)
Cash dividends paid	(1,647)	(1,388)
Net cash used in financing activities	(13,540)	(2,852)

Net increase in cash and cash equivalents	15,643	13,990
Cash and cash equivalents - beginning of year	30,915	39,792
Cash and cash equivalents - end of quarter	$46,558	$53,782

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$23	$23
Cash paid for interest, net	324	243
Non-cash transactions:
Increase in property and equipment through accrued purchases	166	49

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

HOOKER FURNITURE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar and share amounts in tables, except per share amounts, in thousands unless otherwise indicated)
(Unaudited)
For the Thirteen Weeks Ended April 29, 2018

1.	Preparation of Interim Financial Statements

The condensed consolidated financial statements of Hooker Furniture Corporation and subsidiaries (referred to as “we,” “us,” “our,” “Hooker” or the “Company”) have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”).  In the opinion of management, these statements include all adjustments necessary for a fair statement of the results of all interim periods reported herein.  All such adjustments are of a normal recurring nature, except as indicated in Note 2, below.  Certain information and footnote disclosures prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) are condensed or omitted pursuant to SEC rules and regulations.  However, we believe that the disclosures made are adequate for a fair presentation of our results of operations and financial position.  These financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in our annual report on Form 10-K for the fiscal year ended January 28, 2018 (“2018 Annual Report”). The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect both the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from our estimates. Operating results for the interim periods reported herein may not be indicative of the results expected for the fiscal year.

The Shenandoah acquisition closed during the third quarter in the 2018 fiscal year. Consequently, Shenandoah’s prior year results are not included in the results discussed in this quarterly report.

The financial statements contained herein are being filed as part of a quarterly report on Form 10-Q covering the thirteen-week period (also referred to as “three months,” “three-month period,” “quarter,” “first quarter” or “quarterly period”) that began January 29, 2018 and ended April 29, 2018.  These financial statements also include the thirteen-week period that began January 30, 2017 and ended April 30, 2017.

References in these notes to the condensed consolidated financial statements of the Company to:

▪	the 2019 fiscal year and comparable terminology mean the fiscal year that began January 29, 2018 and will end February 3, 2019; and

▪	the 2018 fiscal year and comparable terminology mean the fiscal year that began January 30, 2017 and ended January 28, 2018.

2.          Recently Adopted Accounting Policies

In May 2017, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2017-09, Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting. ASU 2017-09 was issued to provide clarity and reduce diversity in practice, cost and complexity when applying the guidance in Topic 718, Compensation—Stock Compensation, to a change to the terms or conditions of a share-based payment award. The amendments in this ASU provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. Essentially, an entity will not have to account for the effects of a modification if: (a) the fair value of the modified award is the same immediately before and after the modification; (b) the vesting conditions of the modified award are the same immediately before and after the modification; and (c) the classification of the modified award as either an equity instrument or liability instrument is the same immediately before and after the modification. We adopted the amendments in ASU 2017-09 as of the beginning of our 2019 fiscal year on January 29, 2018. The adoption of this guidance did not have an impact upon our financial condition or results of operations.

In March 2017, the FASB issued ASU 2017-07, “Compensation – Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost (“ASU 2017-07)”.  Currently, net benefit cost is reported as an employee cost within operating income.  The amendment requires the bifurcation of net benefit cost.  The service cost component will be presented with the other employee compensation costs in operating income.  The other components will be reported separately outside of operations, and will not be eligible for capitalization.  The amendment is effective for public entities for the annual reporting period beginning after December 15, 2017.  The guidance is required to be applied on a retrospective basis for the presentation of the service cost component and the other components of net benefit cost (including gains and losses on curtailments and settlements, and termination benefits paid through plans), and on a prospective basis for the capitalization of only the service cost component of net benefit cost.  Amounts capitalized into assets prior to the date of adoption should not be adjusted through a cumulative effect adjustment, but should continue to be recognized in the normal course, as for example, inventory is sold or fixed assets are depreciated. We adopted ASU 2017-17 as of the beginning of our 2019 fiscal year on January 29, 2018. Please see Note 9 Employee Benefit Plans for the impact on our financial statements.

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. ASU 2017-01 provides a screen to determine when an integrated set of assets and activities (collectively referred to as a “set”) does not constitute a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. This screen reduces the number of transactions that need to be further evaluated. If the screen is not met, the amendments in ASU 2017-01 (a) require that to be considered a business, a set must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create output and (b) remove the evaluation of whether a market participant could replace missing elements. The amendments in ASU 2017-01 apply prospectively and became effective for us at the beginning of our 2019 fiscal year on January 29, 2018. The adoption of this guidance did not impact our financial statements.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 addresses how certain cash receipts and cash payments are presented and classified in the statement of cash flows. Its objective is to reduce existing diversity in practice with respect to these items. Among the types of cash flows addressed are payments for costs related to debt prepayments or extinguishments, payments representing accreted interest on discounted debt, payments of contingent consideration after a business combination, proceeds from insurance claims and company-owned life insurance and distributions from equity method investees, among others. We adopted ASU 2016-15 as of the beginning of our 2019 fiscal year on January 29, 2018. The adoption of this guidance did not have a material impact upon our financial condition or results of operations.

In February 2018, the FASB issued ASU 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The new guidance allows the reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. ASU 2018-02 was issued in response to concerns regarding current accounting guidance that requires deferred tax assets and liabilities to be adjusted for the effect of a change in tax laws or rates with the effect included in income from continuing operations in the reporting period that includes the enactment date, even in situations in which the related income tax effects of items in accumulated other comprehensive income were originally recognized in other comprehensive income, rather than net income. Consequently, the stranded tax effects would not reflect the appropriate tax rate.  The amendments of this ASU allow an entity to make a reclassification from accumulated other comprehensive income to retained earnings for the stranded tax effects, which is the difference between the historical federal corporate income tax rate of 35.0% and the newly enacted corporate income tax rate of 21.0%. We adopted ASU 2018-02 in the first quarter of fiscal 2019. The adoption resulted in the reclassification of $111,000 from accumulated other comprehensive income to retained earnings.

Revenue Recognition

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers.” This new standard replaced most existing revenue recognition guidance in U.S. GAAP and codified guidance under FASB Topic 606. The underlying principle of this new guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration that the entity expects to be entitled to receive in exchange for those goods or services.

We adopted ASU No. 2014-09 as of January 29, 2018 using the modified retrospective method.  As a result of adopting ASC 606, we recorded an increase to retained earnings of approximately $210,000, net of tax, as of January 29, 2018, due to the cumulative effect related to the change in accounting for shipments with synthetic FOB destination shipping terms. Results for the reporting period beginning after January 29, 2018 are presented under Topic 606, while prior period amounts continue to be reported in accordance with the Company’s historic accounting practices under previous guidance. However, given the nature of our products and our sales terms and conditions, with the exception of sales with synthetic FOB destination shipping terms which are immaterial, the timing and amount of revenue recognized based on the underlying principles of ASU No. 2014-09 are consistent with our revenue recognition policy under previous guidance.

In accordance with the new guidance, we recognize revenue at an amount that reflects the consideration we expect to be entitled to receive in exchange for transferring goods or services to our customers. Our policy is to record revenue when control of the goods transfers to the customer. We have a present right to payment at the time of shipment as customers are invoiced at that time.  We believe the customer obtains control of goods at the time of shipment, which is typically when title passes. While the customer may not enjoy immediate physical possession of the products, the customers’ right to re-direct shipment indicates control.

Net sales are comprised of gross revenues from sales of home furnishings and hospitality furniture products less trade discounts and customer allowances. Other revenues, primarily royalties, are immaterial to our overall results. Payment is typically due within 30-60 days of shipment for customers qualifying for payment terms. Collectability is reasonably assured since we extend credit to customers for whom we have performed credit evaluations and/or from whom we have received a down payment or deposit. Due to the highly-customized nature of our hospitality products, we typically require substantial prepayments on these orders, with the balance due within 30 days of delivery.

We regularly review and revise accounts receivable for doubtful accounts and customer allowances based upon historical bad debts and customer allowances and any agreements with specific customers. If the financial condition of a customer or customers were to deteriorate, resulting in an impairment of their ability to make payments, additional bad debt allowances may be required. Orders are generally non-cancellable once loaded into a shipping trailer or container. Physical product returns are very rare due to the high probability of damages to our products in return transit.

The transaction price for each contract is the stated price of the product, reduced by any stated discounts or allowances at that point in time. We do not engage in sales of products that attach a future material right which could result in a separate performance obligation for the purchase of goods in the future at a material discount. The implicit contract with the customer, as reflected in the order acknowledgement and invoice, states the final terms of the sale, including the description, quantity, and price of each product purchased. The transaction price reflects the amount of estimated consideration to which we expect to be entitled. This amount of variable consideration included in the transaction price, and measurement of net sales, is included in net sales only to the extent that it is probable that there will be no significant reversal in a future period.

In the very limited instances when products are sold under consignment arrangements, we do not recognize revenue until control over such products has transferred to the end consumer.

We record contract liabilities when we receive partial or full payment prior to fulfilling a performance obligation. Contract liabilities related to revenues are recorded in “Customer Deposits” on the accompanying condensed consolidated balance sheets. We had contract liabilities of $4.3 million as of April 29, 2018.

As part of our adoption of ASC 606, we elected the following practical expedients and policy elections:

▪	Sales taxes collected are presented on a net basis, consistent with our policy prior to the adoption of Topic 606. Therefore, this will not affect our financial statements or results of operations;

▪
Incremental costs of obtaining a contract, namely sales and designer commissions, are recorded as an expense when incurred in selling, general and administrative expenses, since contracts are on an order to order basis and are therefore short-term in nature. This accounting treatment is consistent with our policy prior to the adoption of Topic 606. Therefore, this will not affect our financial statements or results of operations; and

▪
Shipping and handling activities are accounted for as fulfillment activities whether they occur before or after the customer obtains control of the goods. This practice is consistent with our policy prior to the adoption of Topic 606. Therefore, this will not affect our financial statements or results of operations.

3.          Accounts Receivable

	April 29,	January 28,
	2018	2018

Trade accounts receivable	$78,944	$98,592
Other accounts receivable allowances	(3,230)	(5,117)
Allowance for doubtful accounts	(901)	(1,014)
Accounts receivable	$74,813	$92,461

4.	Inventories

	April 29,	January 28,
	2018	2018
Finished furniture	$91,687	$92,502
Furniture in process	2,027	1,440
Materials and supplies	8,869	8,780
Inventories at FIFO	102,583	102,722
Reduction to LIFO basis	(18,380)	(18,263)
Inventories	$84,203	$84,459

5.          Property, Plant and Equipment

	Depreciable Lives	April 29,	January 28,
	(In years)	2018	2018

Buildings and land improvements	15 - 30	$24,345	$24,298
Computer software and hardware	3 - 10	18,427	18,302
Machinery and equipment	10	8,648	8,586
Leasehold improvements	Term of lease	8,952	8,982
Furniture and fixtures	3 - 10	2,190	2,186
Other	5	648	612
Total depreciable property at cost		63,210	62,966
Less accumulated depreciation		36,314	35,100
Total depreciable property, net		26,896	27,866
Land		1,067	1,067
Construction-in-progress		609	316
Property, plant and equipment, net		$28,572	$29,249

6.          Fair Value Measurements

Fair value is the price that would be received upon the sale of an asset or paid upon the transfer of a liability (an exit price) in an orderly transaction between market participants on the applicable measurement date. We use a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include:

▪	Level 1, defined as observable inputs such as quoted prices in active markets for identical assets and liabilities;

▪	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and

▪	Level 3, defined as unobservable inputs for which little or no market data exists, therefore requiring an entity to develop its own assumptions.

As of April 29, 2018 and January 28, 2018, Company-owned life insurance was measured at fair value on a recurring basis based on Level 2 inputs. The fair value of the Company-owned life insurance is determined by inputs that are readily available in public markets or can be derived from information available in publicly quoted markets. Additionally, the fair value of the Company-owned life insurance is marked to market each reporting period and any change in fair value is reflected in income for that period.

As of January 28, 2018, the assets of the Home Meridian segment’s legacy Pension Plan (the “Pension Plan”) were measured at fair value on a recurring basis based on Level 1 inputs. Pension Plan assets, held in a trust account by the Plan’s trustee, primarily consist of a wide-range of mutual fund asset classes, including domestic and international equities, fixed income securities such as corporate bonds, mortgage-backed securities, real estate investments and U.S. Treasuries. As of January 31, 2018, the date of the latest actuarial valuation, Pension Plan assets were netted against the Plan’s Projected Benefit Obligation (“PBO”) on that date to determine the Pension Plan’s funded status. Since the PBO exceeded the market value of the Pension Plan’s assets, the funded status is recorded in our condensed consolidated balance sheets as a net liability. As of April 29, 2018, the net liability for this plan was $2.3 million shown on the “Pension Plan” line of our condensed consolidated balance sheets.  The market value of pension plan assets shown below are as of January 31, 2018.  See Note 9. Employee Benefit Plans for additional information about the Plan.

Our assets measured at fair value on a recurring basis at April 29, 2018 and January 28, 2018, were as follows:

	Fair value at April 29, 2018				Fair value at January 28, 2018
Description	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
				(In thousands)
Assets measured at fair value
Company-owned life insurance	$-	$23,074	$-	$23,074	$-	$23,622	$-	$23,622
Pension Plan assets*	8,757	-	-	8,757	8,757	-	-	8,757

* as of January 28, 2018 for Pension Plan assets.

7.          Intangible Assets

		April 29,	January 28,
Non-amortizable Intangible Assets	Segment	2018	2018
Goodwill	Home Meridian	$23,187	$23,187
Goodwill	All Other	16,871	16,871
Total Goodwill		40,058	40,058

Trademarks and trade names - Home Meridian	Home Meridian	11,400	11,400
Trademarks and trade names - Bradington-Young	All Other	861	861
Trademarks and trade names - Sam Moore	All Other	396	396
Total Trademarks and trade names		$12,657	$12,657

Total non-amortizable assets		$52,715	$52,715

Our amortizable intangible assets are recorded in our Home Meridian segment and All Other. The carrying amounts and changes therein of those amortizable intangible assets were as follows:

	Amortizable Intangible Assets
	Customer
	Relationships	Trademarks	Totals

Balance at January 28, 2018	$24,644	$838	$25,482
Amortization	(587)	(9)	(596)
Balance at April 29, 2018	$24,057	$829	$24,886

For the remainder of fiscal 2019, expected amortization expense will be approximately $596,000 per quarter.

8.          Long-Term Debt

We made an unscheduled $10 million payment during the first quarter of fiscal 2019 towards the amounts outstanding under the New Unsecured Term Loan. Consequently, we wrote off $6,000 in capitalized debt issuance costs to interest expense. As of April 29, 2018, there were unamortized loan costs of $101,000 netted against the carrying value of our term loans on our condensed consolidated balance sheets.

9.     Employee Benefit Plans

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

▪	the Pulaski Furniture Corporation Pension Plan (the “Pension Plan”) for former Pulaski Furniture Corporation employees.

The SRIP, SERP and Pension Plan are all “frozen” and we do not expect to add additional participants to any of these plans in the future. Pension Plan assets include a range of mutual fund asset classes and are measured at fair value using Level 1 inputs, which are quoted prices in active markets.

	Thirteen Weeks Ended
	April 29,	April 30,
	2018	2017
Net periodic benefit costs
Service cost	82	76
Interest cost	207	280
Actuarial loss	43	15
Expected return on pension plan assets	(144)	(234)
Expected administrative expenses	70	70

Consolidated net periodic benefit costs	$257	$207

We adopted ASU 2017-07 as of the beginning of our 2019 fiscal year on January 29, 2018. Components of net periodic benefit cost other than the Service cost for the SRIP, SERP and the Pension Plan are included in the line item “Other income, net” in our condensed consolidated statements of income. Service cost is included in our condensed consolidated statements of income under selling and administrative expenses. The adoption resulted in the reclassification of $131,000 in expense from Selling and administrative expenses to Other income, net in our fiscal 2018 first quarter condensed consolidated statements of income.

The expected long-term rate of return on Pension Plan assets is 6.9% as of the Pension Plan’s most recent valuation date of January 28, 2018.

We contributed $110,000 in required contributions to the Pension Plan in the fiscal 2019 first quarter and expect to contribute an additional total of $584,000 in required contributions to the Pension Plan during fiscal 2019. The SRIP and SERP plans are unfunded plans. Consequently, we expect to pay a total of approximately $524,000 in benefit payments from our general assets during the remainder of fiscal 2019 to fund SRIP and SERP payments.

10.          Earnings Per Share

We refer you to the discussion of Earnings Per Share in Note 1-Summary of Significant Accounting Policies, in the financial statements included in our 2018 Annual Report, for additional information concerning the calculation of earnings per share.

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

	April 29,	January 28,
	2018	2018

Restricted shares	12	16
Restricted stock units	14	19
	26	35

All restricted shares and RSUs awarded that have not yet vested are considered when computing diluted earnings per share. The following table sets forth the computation of basic and diluted earnings per share:

	Thirteen Weeks Ended
	April 29,	April 30,
	2018	2017

Net income	$7,154	$4,746
Less: Unvested participating restricted stock dividends	2	3
Net earnings allocated to unvested participating restricted stock	9	11
Earnings available for common shareholders	7,143	4,732

Weighted average shares outstanding for basic earnings per share	11,750	11,543
Dilutive effect of unvested restricted stock and RSU awards	23	35
Weighted average shares outstanding for diluted earnings per share	11,773	11,578

Basic earnings per share	$0.61	$0.41

Diluted earnings per share	$0.61	$0.41

11.     Income Taxes

We recorded income tax expense of $1.8 million for the fiscal 2019 first quarter compared to $2.3 million for the comparable prior year period. The effective tax rates for the fiscal 2019 and 2018 first quarters were 20.5% and 33.0%, respectively.  Our effective tax rate was lower in the fiscal 2019 first quarter as a result of the Tax Cuts and Job Act. We adopted ASU 2014-09 and 2018-02 in the first quarter of fiscal 2019. The adoptions resulted in the reclassification of $120,000 from federal tax payable and $111,000 from accumulated other comprehensive income, both to retained earnings.

The net unrecognized tax benefits as of April 29, 2018 and January 28, 2018, which, if recognized, would affect our effective tax rate are $80,000.

Tax years ending February 1, 2015 through January 28, 2018 remain subject to examination by federal and state taxing authorities.

12.          Segment Information

As a public reporting entity, we are required to present disaggregated information by segment using the management approach. The objective of this approach is to allow users of our financial statements to see our business through the eyes of management based upon the way management reviews performance and makes decisions. The management approach requires segment information to be reported based on how management internally evaluates the operating performance of the company’s business units or segments. The objective of this approach is to meet the basic principles of segment reporting as outlined in ASC 280 Segments (“ASC 280”), which are to allow the users of our financial statements to:

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

We continually monitor our reportable segments for changes in facts and circumstances to determine whether changes in the identification or aggregation of operating segments are necessary.  In the fourth quarter of fiscal 2018, we updated our reportable segments as follows:  Hooker Upholstery was aggregated with Hooker Casegoods and reported as the Hooker Branded segment. The domestic upholstery operations of Shenandoah Furniture, Sam Moore and Bradington-Young were moved into All Other with the Company’s H Contract business and the remains of the Company’s Homeware division, which was shuttered earlier in fiscal 2018. The Home Meridian segment remains unchanged. Therefore, for financial reporting purposes, we are organized into two reportable segments and “All Other”, which includes the remainder of our businesses:

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

The following table presents segment information for the periods, and as of the dates, indicated:

	Thirteen Weeks Ended
	April 29, 2018		April 30, 2017
		% Net		% Net
Net Sales		Sales		Sales
Hooker Branded	$42,772	29.9%	$37,473	28.6%
Home Meridian	70,596	49.4%	73,702	56.3%
All Other	29,524	20.7%	19,697	15.1%
Consolidated	$142,892	100.0%	$130,872	100.0%

Gross Profit
Hooker Branded	$14,422	33.7%	$12,535	33.4%
Home Meridian	10,416	14.8%	11,006	14.9%
All Other	7,128	24.1%	4,602	23.4%
Consolidated	$31,966	22.4%	$28,143	21.5%

Operating Income
Hooker Branded	$6,726	15.7%	$4,950	13.2%
Home Meridian	(288)	-0.4%	846	1.1%
All Other	2,942	10.0%	1,443	7.3%
Consolidated	$9,380	6.6%	$7,239	5.5%

Capital Expenditures
Hooker Branded	$210		$502
Home Meridian	36		302
All Other	124		63
Consolidated	$370		$867

Depreciation & Amortization
Hooker Branded	$484		$504
Home Meridian	591		655
All Other	753		200
Consolidated	$1,828		$1,359

	As of April 29,		As of January 28,
	2018	%Total	2018	%Total
Identifiable Assets		Assets		Assets
Hooker Branded	$141,263	53.0%	$129,986	47.8%
Home Meridian	90,076	33.8%	107,139	39.6%
All Other	35,334	13.2%	34,394	12.6%
Consolidated	$266,673	100.0%	$271,519	100.0%
Consolidated Goodwill and Intangibles	77,601		78,197
Total Consolidated Assets	$344,274		$349,716

Sales by product type are as follows:

	Net Sales (in thousands)
	April 29, 2018	%Total	April 30, 2017	%Total

Casegoods	$89,492	63%	$88,616	68%
Upholstery	53,400	37%	42,256	32%
	$142,892		$130,872

13.      Subsequent Events

Dividends

On June 4, 2018, our board of directors declared a quarterly cash dividend of $0.14 per share, payable on June 29, 2018 to shareholders of record at June 15, 2018.

Casualty Loss

On May 18, 2018, the Martinsville/Henry County, Va. area experienced torrential rains. Two of our warehouse facilities were damaged as a result. Based on current estimates, we believe that the costs associated with the recovery efforts will exceed our insurance deductible of $500,000. Consequently, we expect to record a casualty loss of $500,000 during the fiscal 2019 second quarter. We expect that amounts in excess of our deductible will be fully covered by the insurance policy in force at the time of the loss. The casualty loss has caused only a nominal disruption in our ability to fulfill and ship orders.

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

References to the “Shenandoah acquisition” refer to the acquisition of substantially all of the assets of Shenandoah Furniture, Inc. on September 29, 2017.  Comparable prior-year information for Shenandoah is not included in the financial statements presented in this report. References to the “HMI acquisition” refer to the acquisition of substantially all of the assets of Home Meridian International, Inc. on February 1, 2016.

Forward-Looking Statements

Certain statements made in this report, including statements under Item 2.  “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in the notes to the consolidated financial statements included in this report, are not based on historical facts, but are forward-looking statements.  These statements reflect our reasonable judgment with respect to future events and typically can be identified by the use of forward-looking terminology such as “believes,” “expects,” “projects,” “intends,” “plans,” “may,” “will,” “should,” “would,” “could” or “anticipates,” or the negative thereof, or other variations thereon, or comparable terminology, or by discussions of strategy.  Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements.  Those risks and uncertainties include but are not limited to:

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

Also, our business is subject to a number of significant risks and uncertainties any of which can adversely affect our business, results of operations, financial condition or future prospects. For a discussion of risks and uncertainties that we face, see the Forward-Looking Statements detailed above and Item 1A, “Risk Factors” in our 2018 annual report on Form 10-K (the “2018 Annual Report”).

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

This quarterly report on Form 10-Q includes our unaudited condensed consolidated financial statements for the thirteen-week period (also referred to as “three months,” “three-month period,” “quarter,” “first quarter” or “quarterly period”) that began January 29, 2018 and ended April 29, 2018.   This report discusses our results of operations for this period compared to the 2018 fiscal year thirteen-week period that began January 30, 2017 and ended April 30, 2017; and our financial condition as of April 29, 2018 compared to January 28, 2018.

References in this report to:

▪	the 2019 fiscal year and comparable terminology mean the fiscal year that began January 29, 2018 and will end February 3, 2019; and

▪	the 2018 fiscal year and comparable terminology mean the fiscal year that began January 30, 2017 and ended January 28, 2018.

Dollar amounts presented in the tables below are in thousands except for per share data.

The following discussion should be read in conjunction with the condensed consolidated financial statements, including the related notes, contained elsewhere in this quarterly report. We also encourage users of this report to familiarize themselves with all of our recent public filings made with the Securities and Exchange Commission (“SEC”), especially our 2018 annual report on Form 10-K (“2018 Annual Report”) filed with the SEC on April 13, 2018. Our 2018 Annual Report contains critical information regarding known risks and uncertainties that we face, critical accounting policies and information on commitments and contractual obligations that are not reflected in our condensed consolidated financial statements, as well as a more thorough and detailed discussion of our corporate strategy and new business initiatives.

Our 2018 Annual Report and our other public filings made with the SEC are available, without charge, at www.sec.gov and at http://investors.hookerfurniture.com.

Overview

Hooker Furniture Corporation, incorporated in Virginia in 1924, is a designer, marketer and importer of casegoods (wooden and metal furniture), and leather and fabric-upholstered furniture for the residential, hospitality and contract markets. We also domestically manufacture premium residential custom leather and custom fabric-upholstered furniture. Our net sales are derived from the sale of home furnishings, as well as hospitality and contract furniture. We are ranked among the nation’s top five largest publicly traded furniture sources, based on 2017 shipments to U.S. retailers, according to a 2018 survey by a leading trade publication.

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

Our strategy is to leverage the financial strength afforded us by our slower-growing but highly profitable traditional Hooker divisions in order to boost revenues and earnings both organically and by acquiring businesses selling in faster-growing channels of distribution in which our legacy businesses are under-represented. Consequently, Hooker acquired Home Meridian on February 1, 2016 and Shenandoah Furniture on September 29, 2017.

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

We believe the acquisition of Shenandoah, a North Carolina-based domestic upholsterer, should better position us in the “lifestyle specialty” retail distribution channel, which we believe is gaining market share and doing well with multiple demographic groups. For that channel, domestically-produced, customizable upholstery is extremely viable and preferred by the end consumers who shop at retailers in that channel.

Executive Summary-Results of Operations

The Shenandoah acquisition closed during the third quarter in fiscal 2018. Consequently, All Other’s results only include Shenandoah’s results from February 2018 through April 2018. Shenandoah’s prior year results are not included in the results discussed below.

Consolidated net sales for fiscal 2019 first quarter increased $12 million or 9.2% as compared to the prior year period, to approximately $143 million due primarily to the inclusion of Shenandoah’s net sales and 14% net sales increase in the Hooker Branded segment. These increases were partially offset by $3.1 million or 4.2% net sales shortfall in our Home Meridian segment compared to the prior year period.

Consolidated net income for fiscal 2019 first quarter increased about $2.4 million or 51% as compared to the prior year. The increase was attributed to higher earnings as well as the tax rate reduction under the recently enacted Tax Cuts and Job Act.

As discussed in greater detail under “Results of Operations” below, the following are the primary factors that affected our consolidated fiscal 2019 first quarter results of operations:

▪
Gross profit. Consolidated gross profit increased both in absolute terms and as a percentage of net sales due to increased profit margin in the Hooker Branded segment and in All Other. Gross profit decreased in absolute terms at Home Meridian due to lower sales volumes during the quarter, but stayed essentially flat as a percentage of net sales principally due to favorable product costs.

▪
Selling and administrative expenses. Consolidated selling and administrative (S&A) expenses increased in absolute terms due primarily to the addition of Shenandoah’s operations as well as higher compensation and benefits expense in the Home Meridian segment. These increases were partially offset by lower employee benefits expense in the Hooker Branded segment due to $1 million of life insurance proceeds received in the current year quarter. S&A expenses decreased slightly as a percentage of net sales primarily due to higher net sales.

▪
Intangible asset amortization expense. Intangible amortization expense increased $262,000 to $596,000 due to the addition of amortization expense on Shenandoah acquisition-related intangibles acquired in the fiscal 2018 third quarter.

▪	Operating income. Consolidated operating income increased $2.1 million or 29.6% to $9.4 million as the result of the factors discussed above and in greater detail in the analysis below.

Review

We are pleased to report a $12 million or 9.2% sales increase in the fiscal 2019 first quarter. All Other led the consolidated net sales increase for the quarter with a 50% net sales increase, primarily due to the inclusion of Shenandoah’s net sales.

The Hooker Branded segment contributed $5.3 million to the consolidated sales increase due to higher incoming orders and shipments in both Hooker Casegoods and Hooker Upholstery. Hooker Casegoods finished the quarter with a 12% net sales increase and a 3% increase in orders, ending the trend of soft sales growth we’ve seen in the segment since the second half of fiscal 2016. The sales increase is attributed primarily to good inventory in-stock positions on several good-selling collections. Hooker Upholstery, fully recovered from the vendor quality issue in fiscal 2017, has continued to bring new introductions to market and has benefited from new management and additional operational focus in that business. Hooker Upholstery’s net sales grew 29.8%, while orders grew 40% and sales backlog grew approximately 10% in the fiscal 2019 first quarter.

The Home Meridian segment experienced disruptions with its Asian suppliers during the quarter, attributed to slower vendor startups after the Chinese New Year. Home Meridian’s sales are usually slower in the first half of the fiscal year anyway, so coupled with these vendor disruptions, net sales were down for the quarter. Sales to mega and target-mega accounts are below the prior year period, while sales at e-commerce and alternate channel accounts partially offset those unfavorable variances.  On a more positive note, Home Meridian’s year-to-date orders were up over 19% and sales backlog was up over 16% as of quarter-end, both as compared to the prior year period; therefore, we expect to see improved net sales during the second and third quarters as compared to first quarter.

The sales increase in All Other is mostly attributable to the addition of Shenandoah’s net sales, the business we acquired in the fiscal 2018 third quarter. Bradington-Young’s solid sales growth of approximately 10% also helped the net sales increase. Raw materials inflation was an issue during the period in our domestic upholstery operations, but we are able to offset inflation with price increases and expect to mitigate further inflation with price increases. Improved labor efficiency in our Sam Moore division also contributed to favorable product costs and higher gross margin as a percentage of net sales.  Although a small part of All Other and our consolidated results, H Contract continued to grow its sales. Its orders were up 9.6% for the quarter and its backlog up over 25% at quarter-end, all compared to the prior-year period.

Our operating results also benefited from about $1 million in gains on company-owned life insurance recorded in the quarter, lower bad debt expense due to the absence of a write-off of a customer balance the prior year. In addition to our operating results, we generated nearly $29 million in cash from operating activities, paid approximately $12 million towards our term loans, including a $10 million unscheduled payment, paid $1.6 million in cash dividends to our shareholders, and increased cash and cash equivalents by $15.6 million. Profitability, along with inventory management and cautious capital spending, have helped us maintain our strong, stable balance sheets.

Results of Operations

The following table sets forth the percentage relationship to net sales of certain items included in the condensed consolidated statements of income included in this report.

	Thirteen Weeks Ended
	April 29,	April 30,
	2018	2017
Net sales	100.0%	100.0%
Cost of sales	77.6	78.5
Gross profit	22.4	21.5
Selling and administrative expenses	15.4	15.7
Intangible asset amortization	0.4	0.3
Operating income	6.6	5.5
Other income, net	-	0.1
Interest expense, net	0.3	0.2
Income before income taxes	6.3	5.4
Income tax expense	1.3	1.8
Net income	5.0	3.6

Fiscal 2019 First Quarter Compared to Fiscal 2018 First Quarter

	Net Sales
	Thirteen Weeks Ended
	April 29, 2018		April 30, 2017		$ Change	% Change
		% Net Sales		% Net Sales
Hooker Branded	$42,772	29.9%	$37,473	28.6%	$5,299	14.1%
Home Meridian	70,596	49.4%	73,702	56.3%	(3,106)	-4.2%
All Other	29,524	20.7%	19,697	15.1%	9,827	49.9%
Consolidated	142,892	100%	130,872	100%	12,020	9.2%

Unit Volume	FY19 Q1 % Increase vs. FY18 Q1	Average Selling Price (ASP)	FY19 Q1 % Increase vs. FY18 Q1

Hooker Branded	12.1%	Hooker Branded	2.0%
Home Meridian	-6.6%	Home Meridian	1.7%
All Other*	-5.4%	All Other*	8.4%
Consolidated	-4.1%	Consolidated	5.8%

*Shenandoah is excluded from All Other in the table above since they were not a part of our fiscal 2018 first quarter results. Consequently, we believe including their fiscal 2019 first quarter results would skew All Others results and reduce the usefulness of the table above.

Consolidated net sales increased due primarily to the inclusion of Shenandoah net sales as well as higher incoming orders in the Hooker Branded segment, offset by a decline in unit volume at Home Meridian segment. The Hooker Branded segment’s unit volume increased primarily due to strong sales and increased shipping as the result of good in stock position. The average selling price at Hooker Branded segment increased due to favorable discounting, partially offset by higher sales allowances. The net sales increase in All Other was attributable to the inclusion of Shenandoah and to a lesser extent, solid sales growth at Bradington-Young, partially offset by a sales decrease in Sam Moore and lower sales unit volume. All Other’s average selling price increased due to increased sales of higher-priced luxury motion products. Its unit volume decreased due to the sales decrease at Sam Moore and the lack of Homeware unit volume in the fiscal 2019 first quarter. The sales volume shortfall at Home Meridian segment was the result of the timing of Chinese New Year and vendor shipping delays which negatively affected net sales in the quarter. Home Meridian’s average selling price increased 1.7% due to the mix of customers and products shipped, which lowered the segment’s sales allowances.

	Gross Income and Margin
	Thirteen Weeks Ended
	April 29, 2018		April 30, 2017		$ Change	% Change
		% Net Sales		% Net Sales
Hooker Branded	$14,422	33.7%	$12,535	33.4%	$1,887	15.1%
Home Meridian	10,416	14.8%	11,006	14.9%	(590)	-5.4%
All Other	7,128	24.1%	4,602	23.4%	2,526	54.9%
Consolidated	$31,966	22.4%	$28,143	21.5%	$3,823	13.6%

Consolidated gross profit increased both in absolute terms and as a percentage of net sales in the fiscal 2019 first quarter, primarily due to increased profit in Hooker Branded segment and All Other, partially offset by the decreased profit in Home Meridian segment. The Hooker Branded segment benefited from increased sales and favorable discounting, partially offset by the absence in the current fiscal quarter of a one-time vendor price concession due to a vendor quality issue which led to lower product costs in the fiscal 2018 first quarter. Gross profit decreased in absolute terms at Home Meridian due to lower sales volume during the quarter, but stayed essentially flat as a percentage of net sales principally due to favorable product costs, lower sales allowance expense resulting from changes in product mix, and lower variable expenses compared to the prior year period. Increased gross profit in All Other was due primarily to the inclusion of Shenandoah results and to a lesser extent the increased profit margin in our domestic manufacturing divisions due to increased product price and improved labor efficiency.

	Selling and Administrative Expenses
	Thirteen Weeks Ended
	April 29, 2018		April 30, 2017		$ Change	% Change
		% Net Sales		% Net Sales
Hooker Branded	$7,696	18.0%	$7,585	20.2%	$111	1.5%
Home Meridian	10,371	14.7%	9,826	13.3%	545	5.5%
All Other	3,922	13.3%	3,159	16.0%	763	24.2%
Consolidated	$21,989	15.4%	$20,570	15.7%	$1,419	6.9%

Consolidated selling and administrative (S&A) expenses increased in absolute terms due to the addition of Shenandoah’s operations and increased S&A expenses in the Home Meridian segment and decreased slightly as a percentage of net sales due to higher net sales.

▪
Hooker Branded segment S&A expenses stayed flat but decreased as a percentage of net sales. In the fiscal 2019 first quarter, lower employee benefits costs and bad debts expense were mostly offset by higher selling costs due to higher net sales.  Employee benefits costs were lower due to gains on company-owned life insurance recognized during the quarter. Company-owned life insurance policies are in place to compensate us for the loss of key employees, to facilitate business continuity and to serve as a funding mechanism for certain executive benefits.

▪
Home Meridian segment S&A expenses increased as a percentage of net sales primarily due to lower net sales, and in absolute terms due to increased employee compensation costs due to increased headcount, increased employee benefits expenses due to higher medical claims expense, and increased professional service fees due primarily to higher compliance costs. These increases were partially offset by decreased selling expenses and favorable bad debts expense due to a customer balance written off during the prior year period.

▪	The increased expenses in All Other are due principally to the inclusion of Shenandoah’s results. The increases were partially offset by decreased compensation costs at Sam Moore and H Contract.

	Intangible Asset Amortization
	Thirteen Weeks Ended
	April 29, 2018		April 30, 2017		$ Change	% Change
		% Net Sales		% Net Sales
Intangible asset amortization	$596	0.4%	$334	0.3%	$262	78.4%

Intangible asset amortization expense was higher in the current year quarter due to the addition of Shenandoah acquisition-related amortization expense.

	Operating Profit and Margin
	Thirteen Weeks Ended
	April 29, 2018		April 30, 2017		$ Change	% Change
		% Net Sales		% Net Sales
Hooker Branded	$6,726	15.7%	$4,950	13.2%	$1,776	35.9%
Home Meridian	(288)	-0.4%	846	1.1%	(1,134)	-134.0%
All Other	2,942	10.0%	1,443	7.3%	1,499	103.9%
Consolidated	$9,380	6.6%	$7,239	5.5%	$2,141	29.6%

Operating profitability increased for the fiscal 2019 first quarter compared to the same prior-year period, both as a percentage of net sales and in absolute terms, due to the factors discussed above.

	Interest Expense, net
	Thirteen Weeks Ended
	April 29, 2018		April 30, 2017		$ Change	% Change
		% Net Sales		% Net Sales
Consolidated interest expense, net	$382	0.3%	$251	0.2%	$131	52.2%

Consolidated interest expense increased due to increases in the interest rates on our variable-rate term loans and additional interest expense on the Shenandoah acquisition-related term loan.

	Income taxes
	Thirteen Weeks Ended
	April 29, 2018		April 30, 2017		$ Change	% Change
		% Net Sales		% Net Sales
Consolidated income tax expense	$1,849	1.3%	$2,334	1.8%	$(485)	-20.8%

Effective Tax Rate	20.5%		33.0%

We recorded income tax expense of $1.8 million for the fiscal 2019 first quarter compared to $2.3 million for the comparable prior year period. The effective tax rates for the fiscal 2019 and 2018 first quarters were 20.5% and 33.0%, respectively.  Our effective tax rate was lower in the fiscal 2019 first quarter as a result of the Tax Cuts and Job Act. We adopted ASU 2014-09 and 2018-02 in the first quarter of fiscal 2019. The adoptions resulted in the reclassification of $120,000 from federal tax payable and $111,000 from accumulated other comprehensive income, both to retained earnings.

	Net Income
	Thirteen Weeks Ended
	April 29, 2018		April 30, 2017		$ Change	% Change
		% Net Sales		% Net Sales
Consolidated	$7,154	5.0%	$4,746	3.6%	$2,408	50.7%

Earnings per share	$0.61		$0.41

Outlook

Retail business in the first quarter was uneven.  Incoming orders vary by business unit, but generally exceeded shipments. We believe economic trends are generally favorable to the furniture industry and we entered the second quarter with a good bit of momentum. Given the positive economic indicators and the diverse nature of our companies, products, price points and distribution channels, we believe we are well-positioned and expect to continue to outperform our industry.

We face a number of significant risks and uncertainties, as more fully discussed in Item 1A, “Risk Factors” in our 2018 Annual Report.

Financial Condition, Liquidity and Capital Resources

Cash Flows – Operating, Investing and Financing Activities

	Thirteen Weeks Ended
	April 29,	April 30,
	2018	2017
Net cash provided by operating activities	$28,579	$17,842
Net cash provided by/(used in) investing activities	604	(1,000)
Net cash used in financing activities	(13,540)	(2,852)
Net increase in cash and cash equivalents	$15,643	$13,990

During the three months ended April 29, 2018, cash generated from operations of $28.6 million and $1.1 million in proceeds received under Company-owned life insurance policies helped to fund an increase in cash and cash equivalents of $15.6 million and pay approximately $12 million in long-term debt payments, $1.6 million in cash dividends and $370,000 of capital expenditures to enhance our business systems and facilities.

In comparison, during the three months ended April 30, 2017, cash generated from operations of $17.8 million helped to fund an increase in cash and cash equivalents of $14.0 million and pay $1.5 million in long-term debt payments, $1.4 million in cash dividends and $867,000 of capital expenditures to enhance our business systems and facilities.

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

▪
Unsecured Term Loan. The Original Loan Agreement provided us with a $41 million Unsecured Term Loan. Any amount borrowed under the Unsecured Term Loan bears interest at a rate, adjusted monthly, equal to the then-current LIBOR monthly rate plus 1.50%. We must repay any principal amount borrowed under the Unsecured Term Loan in monthly installments of approximately $490,000, together with any accrued interest, until the full amount borrowed is repaid or until February 1, 2021, at which time all amounts outstanding under the Unsecured Term Loan will become due and payable; and

▪
Secured Term Loan. The Original Loan Agreement provided us with a $19 million term loan secured by a security interest in certain Company-owned life insurance policies granted to BofA under a security agreement, dated as of February 1, 2016 (the “Security Agreement”). Any amount borrowed under the Secured Term Loan bears interest at a rate, adjusted monthly, equal to the then-current LIBOR monthly rate plus 0.50%. We must pay the interest accrued on any principal amounts borrowed under the Secured Term Loan on a monthly basis until the full principal amount borrowed is repaid or until February 1, 2021, at which time all amounts outstanding under the Secured Term Loan will become due and payable. BofA’s rights under the Security Agreement are enforceable upon the occurrence of an event of default under the Original Loan Agreement.

New Loan Agreement

On September 29, 2017, we entered into a second amended and restated loan agreement (the “New Loan Agreement”) with BofA in connection with the completion of the Shenandoah acquisition.  The New Loan Agreement:

▪
amends and restates the Original Loan Agreement detailed above such that our existing $30 million unsecured revolving credit facility (the “Existing Revolver”), Unsecured Term Loan, and Secured Term Loan all remain outstanding under the New Loan Agreement; and

▪
provided us with a new $12 million unsecured term loan (the “New Unsecured Term Loan”). Amounts outstanding under the New Unsecured Term Loan bear interest at a rate, adjusted monthly, equal to the then current LIBOR monthly rate plus 1.50%. We must repay the principal amount borrowed under the New Unsecured Term Loan in monthly installments of approximately $143,000, together with any accrued interest, until the full amount borrowed is repaid or until the earlier of September 30, 2022 or the expiration of the Existing Revolver, at which time all amounts outstanding under the New Unsecured Term Loan will become due and payable. We may prepay the outstanding principal amount under the New Unsecured Term Loan, in full or in part, on any interest payment date without penalty. On September 29, 2017, we borrowed the full $12 million available under the New Unsecured Term Loan to partially fund the cash consideration used in the Shenandoah acquisition.

The New Loan Agreement also included customary representations and warranties and requires us to comply with customary covenants, including, among other things, the following financial covenants:

Maintain a ratio of funded debt to EBITDA not exceeding:
o	2.50:1.0 through August 31, 2018;
o	2.25:1.0 through August 31, 2019; and
o	2.00:1.00 thereafter.
o	A basic fixed charge coverage ratio of at least 1.25:1.00; and
o	Limit capital expenditures to no more than $15.0 million during any fiscal year beginning in fiscal 2019.

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

We were in compliance with each of these financial covenants at April 29, 2018 and expect to remain in compliance with existing covenants for the foreseeable future.

Due to our strong cash position, we made an unscheduled $10 million payment during the first quarter of fiscal 2019 towards the amounts outstanding under the New Unsecured Term Loan. We believe we will save approximately $300,000 in interest expense in fiscal 2019 because of this payment.

Revolving Credit Facility Availability

As of April 29, 2018, we had an aggregate $28.5 million available under our revolving credit facility to fund working capital needs. Standby letters of credit in the aggregate amount of $1.5 million, used to collateralize certain insurance arrangements and for imported product purchases, were outstanding under the revolving credit facility as of April 29, 2018.  There were no additional borrowings outstanding under the revolving credit facility as of April 29, 2018.

Capital Expenditures

We expect to spend between $7.0 million to $9.0 million in capital expenditures fairly evenly during the remainder of the 2019 fiscal year to maintain and enhance our operating systems and facilities. That estimate includes approximately $5.0 million to expand our Bradington-Young domestic production facility, which is being undertaken to ensure adequate capacity given our growth estimates for Bradington-Young. We expect the expansion to be completed by the end of the current fiscal year.

Share Repurchase Authorization

During fiscal 2013, our Board of Directors authorized the repurchase of up to $12.5 million of shares of the Company’s common stock. The authorization does not obligate us to acquire a specific number of shares during any period and does not have an expiration date, but it may be modified, suspended or discontinued at any time at the discretion of our Board of Directors. Repurchases may be made from time to time in the open market, or through privately negotiated transactions or otherwise, in compliance with applicable laws, rules and regulations, and subject to our cash requirements for other purposes, compliance with the covenants under the Loan Agreement and other factors we deem relevant. No shares have been repurchased since fiscal 2013. Approximately $11.8 million remained available for future repurchases under the authorization as of April 29, 2018.

Recently Issued Accounting Standards

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

Subsequent Event- Casualty Loss

Early in the fiscal 2019 second quarter, the Martinsville/Henry County, Va. area experienced torrential rains. Two of our warehouse facilities were damaged as a result. Based on current estimates, we believe that the costs associated with the recovery efforts will exceed our insurance deductible of $500,000. Consequently, we expect to record a casualty loss of $500,000 during the fiscal 2019 second quarter. We expect that amounts in excess of our deductible will be fully covered by the insurance policy in force at the time of the loss. The casualty loss has caused only a nominal disruption in our ability to fulfill and ship orders.

Critical Accounting Policies

Except as discussed below, there have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our 2018 Annual Report.

On the first day of the current fiscal year, we adopted the accounting standards outlined in Part 1, Notes to Condensed Consolidated Financial Statements, “Note 2. Recently Adopted Accounting Policies” (“Note 2”). See Note 2 for additional information related to the impact of adopting these accounting standards.

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

Interest Rate Risk

Borrowings under our revolving credit facility and the Unsecured Term Loan bear interest based on LIBOR plus 1.5% and borrowings under the Secured Term Loan bear interest based on LIBOR plus 0.5%. As such, these debt instruments expose us to market risk for changes in interest rates. There was no outstanding balance under our revolving credit facility as of April 29, 2018, other than standby letters of credit in the amount of $1.5 million. However, as of April 29, 2018, $41.4 million was outstanding under our term loans. A 1% increase in the LIBOR rate would result in an annual increase in interest expenses on our term loans of approximately $376,000.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended April 29, 2018.  Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective as of April 29, 2018 to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to the Company’s management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure and are effective to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Control over Financial Reporting

On September 29, 2017, we acquired the assets and certain liabilities of Shenandoah Furniture, Inc. As permitted by SEC guidance for newly acquired businesses, we excluded the Shenandoah segment’s operations from the scope of our Sarbanes-Oxley Section 404 report on internal controls over financial reporting for the year ended January 28, 2018. We are in the process of implementing our internal control in the Shenandoah segment’s operations and expect that this effort will be completed in fiscal 2019.

There have been no changes in our internal control over financial reporting during the fiscal quarter ended April 29, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

4.1	Amended and Restated Articles of Incorporation of the Company, as amended (See Exhibit 3.1)

Amended and Restated Bylaws of the Company, as amended (See Exhibit 3.2)

10.1	Form of Performance Share Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (SEC File No. 000-25349) filed on May 11, 2018)

31.1*	Rule 13a-14(a) Certification of the Company’s principal executive officer

31.2*	Rule 13a-14(a) Certification of the Company’s principal financial officer

32.1**
Rule 13a-14(b) Certification of the Company’s principal executive officer and principal financial officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended April 29, 2018, formatted in Extensible Business Reporting Language (“XBRL”): (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of income, (iii) condensed consolidated statements of comprehensive income, (iv) condensed consolidated statements of cash flows, and (v) the notes to the condensed consolidated financial statements

____________
*Filed herewith
** Furnished herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOOKER FURNITURE CORPORATION

Date: June 8, 2018	By:	/s/ Paul A. Huckfeldt
Paul A. Huckfeldt
Chief Financial Officer and Senior Vice President – Finance and Accounting