Form 10-Q
period 2018-07-29
HOOKER FURNITURE CORP
filed 2018-09-06
CIK 1077688

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 29, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of August 31, 2018:

Common stock, no par value	11,785,147
(Class of common stock)	(Number of shares)

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

HOOKER FURNITURE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

As of	July 29,	January 28,
	2018	2018
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$29,231	$30,915
Trade accounts receivable, net	83,584	92,461
Inventories	98,465	84,459
Prepaid expenses and other current assets	6,137	5,314
Total current assets	217,417	213,149
Property, plant and equipment, net	27,647	29,249
Cash surrender value of life insurance policies	23,229	23,622
Deferred taxes	2,494	3,264
Intangible assets, net	36,947	38,139
Goodwill	40,058	40,058
Other assets	2,258	2,235
Total non-current assets	132,633	136,567
Total assets	$350,050	$349,716

Liabilities and Shareholders’ Equity
Current liabilities
Current portion of term loans	$6,532	$7,528
Trade accounts payable	36,987	32,685
Accrued salaries, wages and benefits	7,557	9,218
Income tax accrual	112	3,711
Customer deposits	4,957	3,951
Other accrued expenses	3,659	2,894
Total current liabilities	59,804	59,987
Long term debt	33,031	45,778
Deferred compensation	11,343	11,164
Pension plan	2,366	2,441
Other long-term liabilities	963	886
Total long-term liabilities	47,703	60,269
Total liabilities	107,507	120,256

Shareholders’ equity
Common stock, no par value, 20,000 shares authorized, 11,785 and 11,762 shares issued and outstanding on each date	49,224	48,970
Retained earnings	192,775	180,122
Accumulated other comprehensive income	544	368
Total shareholders’ equity	242,543	229,460
Total liabilities and shareholders’ equity	$350,050	$349,716

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

HOOKER FURNITURE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

(Unaudited)

	For the
	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 29,	July 30,	July 29,	July 30,
	2018	2017	2018	2017

Net sales	$168,661	$156,308	$311,553	$287,180

Cost of sales	132,516	123,191	243,442	225,920
Casualty loss	500	-	500	-
Total Cost of Sales	133,016	123,191	243,942	225,920

Gross profit	35,645	33,117	67,611	61,260

Selling and administrative expenses	23,184	20,858	45,171	41,428
Intangible asset amortization	596	333	1,192	667

Operating income	11,865	11,926	21,248	19,165

Other income, net	73	368	77	460
Interest expense, net	364	282	745	533

Income before income taxes	11,574	12,012	20,580	19,092

Income tax expense	2,881	4,234	4,730	6,568

Net income	$8,693	$7,778	$15,850	$12,524

Earnings per share
Basic	$0.74	$0.67	$1.35	$1.08
Diluted	$0.74	$0.67	$1.34	$1.08

Weighted average shares outstanding:
Basic	11,760	11,565	11,755	11,554
Diluted	11,784	11,593	11,775	11,587

Cash dividends declared per share	$0.14	$0.12	$0.28	$0.24

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

HOOKER FURNITURE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	For the
	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 29,	July 30,	July 29,	July 30,
	2018	2017	2018	2017

Net Income	$8,693	$7,778	$15,850	$12,524
Other comprehensive income (loss):
Amortization of actuarial gain	43	15	86	31
Income tax effect on amortization	(10)	(6)	(21)	(11)
Adjustments to net periodic benefit cost	33	9	65	20
Reclassification of tax effects due to the adoption of ASU 2018-02 (see Note 2)	-	-	111	-

Total Comprehensive Income	$8,726	$7,787	$16,026	$12,544

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

HOOKER FURNITURE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the
	Twenty-Six Weeks Ended
	July 29,	July 30,
	2018	2017
Operating Activities:
Net income	$15,850	$12,524
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,689	2,697
Gain on disposal of assets	(48)	(43)
Deferred income tax expense	748	1,234
Noncash restricted stock and performance awards	548	951
(Benefit from)/provision for doubtful accounts and sales allowances	(785)	173
Gain on life insurance policies	(504)	(478)
Changes in assets and liabilities:
Trade accounts receivable	10,633	17,034
Inventories	(14,584)	(6,732)
Prepaid expenses and other current assets	(672)	185
Trade accounts payable	4,281	(9,283)
Accrued salaries, wages, and benefits	(1,804)	(1,559)
Accrued income taxes	(3,719)	(3,371)
Customer deposits	1,007	388
Other accrued expenses	702	313
Deferred compensation	42	(355)
Other long-term liabilities	81	207
Net cash provided by operating activities	$15,465	$13,885

Investing Activities:
Purchases of property and equipment	(833)	(1,665)
Proceeds received on notes from sale of assets	70	63
Proceeds received on life insurance policies	1,225	-
Premiums paid on life insurance policies	(529)	(550)
Net cash used in investing activities	(67)	(2,152)

Financing Activities:
Payments for long-term debt	(13,786)	(2,929)
Cash dividends paid	(3,296)	(2,778)
Net cash used in financing activities	(17,082)	(5,707)

Net (decrease)/increase in cash and cash equivalents	(1,684)	6,026
Cash and cash equivalents - beginning of year	30,915	39,792
Cash and cash equivalents - end of quarter	$29,231	$45,818

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$7,699	$8,705
Cash paid for interest, net	632	489
Non-cash transactions:
Increase in property and equipment through accrued purchases	20	50

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

HOOKER FURNITURE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar and share amounts in tables, except per share amounts, in thousands unless otherwise indicated)

(Unaudited)

For the Twenty-Six Weeks Ended July 29, 2018

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

On September 29, 2017, we completed the previously disclosed acquisition of substantially all the assets of Shenandoah Furniture, Inc. (the “Shenandoah acquisition”). Thus, the Shenandoah acquisition closed during the third quarter of the 2018 fiscal year. Consequently, Shenandoah’s prior year results are not included in the results discussed in this quarterly report.

The financial statements contained herein are being filed as part of a quarterly report on Form 10-Q covering the thirteen-week period (also referred to as “three months,” “three-month period,” “quarter,” “second quarter” or “quarterly period”) that began April 30, 2018, and the twenty-six week period (also referred to as “six months,” “six-month period” or “first half”) that began January 29, 2018, which both ended July 29, 2018. This report discusses our results of operations for this period compared to the thirteen-week period that began May 1, 2017 and the twenty-six week period that began January 30, 2017, which both ended July 30, 2017; and our financial condition as of July 29, 2018 compared to January 28, 2018.

References in these notes to the condensed consolidated financial statements of the Company to:

■	the 2019 fiscal year and comparable terminology mean the fiscal year that began January 29, 2018 and will end February 3, 2019; and

■	the 2018 fiscal year and comparable terminology mean the fiscal year that began January 30, 2017 and ended January 28, 2018.

2.      Recently Adopted Accounting Policies

In February 2018, the FASB issued ASU 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (“ASU 2018-02”). The new guidance allows the reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. ASU 2018-02 was issued in response to concerns regarding current accounting guidance that requires deferred tax assets and liabilities to be adjusted for the effect of a change in tax laws or rates with the effect included in income from continuing operations in the reporting period that includes the enactment date, even in situations in which the related income tax effects of items in accumulated other comprehensive income were originally recognized in other comprehensive income, rather than net income. Consequently, the stranded tax effects would not reflect the appropriate tax rate. The amendments of this ASU allow an entity to make a reclassification from accumulated other comprehensive income to retained earnings for the stranded tax effects, which is the difference between the historical federal corporate income tax rate of 35.0% and the newly enacted corporate income tax rate of 21.0%. We adopted ASU 2018-02 in the first quarter of fiscal 2019. The adoption resulted in the reclassification of $111,000 from accumulated other comprehensive income to retained earnings in the first quarter of fiscal 2019.

In May 2017, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2017-09, Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting (“ASU 2017-09”). ASU 2017-09 was issued to provide clarity and reduce diversity in practice, cost and complexity when applying the guidance in Topic 718, Compensation—Stock Compensation, to a change to the terms or conditions of a share-based payment award. The amendments in this ASU provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. Essentially, an entity will not have to account for the effects of a modification if: (a) the fair value of the modified award is the same immediately before and after the modification; (b) the vesting conditions of the modified award are the same immediately before and after the modification; and (c) the classification of the modified award as either an equity instrument or liability instrument is the same immediately before and after the modification. We adopted the amendments in ASU 2017-09 as of the beginning of our 2019 fiscal year on January 29, 2018. The adoption of this guidance did not have an impact upon our financial condition or results of operations.

In March 2017, the FASB issued ASU 2017-07, Compensation – Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost (“ASU 2017-07”).  Previously net benefit cost was reported as an employee cost within operating income.  The amendment requires the bifurcation of net benefit cost.  The service cost component will be presented with the other employee compensation costs in operating income.  The other components will be reported separately outside of operations and will not be eligible for capitalization.  The amendment is effective for public entities for the annual reporting period beginning after December 15, 2017.  The guidance is required to be applied on a retrospective basis for the presentation of the service cost component and the other components of net benefit cost (including gains and losses on curtailments and settlements, and termination benefits paid through plans), and on a prospective basis for the capitalization of only the service cost component of net benefit cost.  Amounts capitalized into assets prior to the date of adoption should not be adjusted through a cumulative effect adjustment but should continue to be recognized in the normal course, as for example, inventory is sold or fixed assets are depreciated. We adopted ASU 2017-17 as of the beginning of our 2019 fiscal year on January 29, 2018. Please see Note 10 Employee Benefit Plans for the impact on our financial statements.

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business (“ASU 2017-01”). ASU 2017-01 provides a screen to determine when an integrated set of assets and activities (collectively referred to as a “set”) does not constitute a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. This screen reduces the number of transactions that need to be further evaluated. If the screen is not met, the amendments in ASU 2017-01 (a) require that to be considered a business, a set must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create output and (b) remove the evaluation of whether a market participant could replace missing elements. The amendments in ASU 2017-01 apply prospectively and became effective for us at the beginning of our 2019 fiscal year on January 29, 2018. The adoption of this guidance did not impact our financial statements.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”). ASU 2016-15 addresses how certain cash receipts and cash payments are presented and classified in the statement of cash flows. Its objective is to reduce existing diversity in practice with respect to these items. Among the types of cash flows addressed are payments for costs related to debt prepayments or extinguishments, payments representing accreted interest on discounted debt, payments of contingent consideration after a business combination, proceeds from insurance claims and company-owned life insurance and distributions from equity method investees, among others. We adopted ASU 2016-15 as of the beginning of our 2019 fiscal year on January 29, 2018. The adoption of this guidance did not have a material impact upon our financial condition or results of operations.

Revenue Recognition

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). This new standard replaced most existing revenue recognition guidance in GAAP and codified guidance under FASB Topic 606. The underlying principle of this new guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration that the entity expects to be entitled to receive in exchange for those goods or services.

We adopted ASU No. 2014-09 as of January 29, 2018 using the modified retrospective method. As a result of adopting Topic 606, we recorded an increase to retained earnings of approximately $210,000, net of tax, as of January 29, 2018, due to the cumulative effect related to the change in accounting for shipments with synthetic FOB destination shipping terms. Results for the reporting period beginning after January 29, 2018 are presented under Topic 606, while prior period amounts continue to be reported in accordance with the Company's historic accounting practices under previous guidance. However, given the nature of our products and our sales terms and conditions, with the exception of sales with synthetic FOB destination shipping terms which are immaterial, the timing and amount of revenue recognized based on the underlying principles of ASU No. 2014-09 are consistent with our revenue recognition policy under previous guidance.

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

We record contract liabilities when we receive partial or full payment prior to fulfilling a performance obligation. Contract liabilities related to revenues are recorded in “Customer Deposits” on the accompanying condensed consolidated balance sheets. We had contract liabilities of $5.0 million as of July 29, 2018.

As part of our adoption of Topic 606, we elected the following practical expedients and policy elections:

■	Sales taxes collected are presented on a net basis, consistent with our policy prior to the adoption of Topic 606. Therefore, this will not affect our financial statements or results of operations;

■

Incremental costs of obtaining a contract, namely sales and designer commissions, are recorded as an expense when incurred in selling, general and administrative expenses, since contracts are on an order to order basis and are therefore short-term in nature. This accounting treatment is consistent with our policy prior to the adoption of Topic 606. Therefore, this will not affect our financial statements or results of operations; and

■

Shipping and handling activities are accounted for as fulfillment activities whether they occur before or after the customer obtains control of the goods. This practice is consistent with our policy prior to the adoption of Topic 606. Therefore, this practice will not affect our financial statements or results of operations.

3.     Casualty Loss

On May 18, 2018, the Martinsville/Henry County, Va. area experienced torrential rains. Two of our Hooker Branded segment warehouse facilities were damaged as a result. We believe that the costs associated with the recovery efforts will exceed our insurance deductible of $500,000. Consequently, we recorded a casualty loss of $500,000 during the fiscal 2019 second quarter. We expect that amounts in excess of our deductible will be fully covered by the insurance policy in force at the time of the loss. The casualty loss caused only a nominal disruption in our ability to fulfill and ship orders.

4.     Accounts Receivable

	July 29,	January 28,
	2018	2018

Trade accounts receivable	$88,842	$98,592
Other accounts receivable allowances	(4,429)	(5,117)
Allowance for doubtful accounts	(829)	(1,014)
Accounts receivable	$83,584	$92,461

5.     Inventories

	July 29,	January 28,
	2018	2018
Finished furniture	$104,650	$92,502
Furniture in process	2,897	1,440
Materials and supplies	9,509	8,780
Inventories at FIFO	117,056	102,722
Reduction to LIFO basis	(18,591)	(18,263)
Inventories	$98,465	$84,459

 6.     Property, Plant and Equipment

	Depreciable Lives	July 29,	January 28,
	(In years)	2018	2018

Buildings and land improvements	15 - 30	$24,435	$24,298
Computer software and hardware	3 - 10	18,457	18,302
Machinery and equipment	10	8,725	8,586
Leasehold improvements	Term of lease	9,108	8,982
Furniture and fixtures	3 - 10	2,230	2,186
Other	5	626	612
Total depreciable property at cost		63,581	62,966
Less accumulated depreciation		37,532	35,100
Total depreciable property, net		26,049	27,866
Land		1,067	1,067
Construction-in-progress		531	316
Property, plant and equipment, net		$27,647	$29,249

7.      Fair Value Measurements

Fair value is the price that would be received upon the sale of an asset or paid upon the transfer of a liability (an exit price) in an orderly transaction between market participants on the applicable measurement date. We use a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include:

■	Level 1, defined as observable inputs such as quoted prices in active markets for identical assets and liabilities;

■	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and

■	Level 3, defined as unobservable inputs for which little or no market data exists, therefore requiring an entity to develop its own assumptions.

As of July 29, 2018 and January 28, 2018, Company-owned life insurance was measured at fair value on a recurring basis based on Level 2 inputs. The fair value of the Company-owned life insurance is determined by inputs that are readily available in public markets or can be derived from information available in publicly quoted markets. Additionally, the fair value of the Company-owned life insurance is marked to market each reporting period and any change in fair value is reflected in income for that period.

As of January 28, 2018, the assets of the Home Meridian segment’s legacy Pension Plan (the “Pension Plan”) were measured at fair value on a recurring basis based on Level 1 inputs. Pension Plan assets, held in a trust account by the Plan’s trustee, primarily consist of a wide-range of mutual fund asset classes, including domestic and international equities, fixed income securities such as corporate bonds, mortgage-backed securities, real estate investments and U.S. Treasuries. As of January 31, 2018, the date of the latest actuarial valuation, Pension Plan assets were netted against the Plan’s Projected Benefit Obligation (“PBO”) on that date to determine the Pension Plan’s funded status. Since the PBO exceeded the market value of the Pension Plan’s assets, the funded status is recorded in our condensed consolidated balance sheets as a net liability. As of July 29, 2018, the net liability for this plan was $2.4 million shown on the “Pension Plan” line of our condensed consolidated balance sheets. The market value of pension plan assets shown below are as of January 31, 2018. See Note 10. Employee Benefit Plans for additional information about the Plan.

Our assets measured at fair value on a recurring basis at July 29, 2018 and January 28, 2018, were as follows:

	Fair value at July 29, 2018				Fair value at January 28, 2018
Description	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets measured at fair value
Company-owned life insurance	$-	$23,229	$-	$23,229	$-	$23,622	$-	$23,622
Pension Plan assets*	8,757	-	-	8,757	8,757	-	-	8,757

* as of January 28, 2018 for Pension Plan assets.

8.     Intangible Assets

		July 29,	January 28,
Non-amortizable Intangible Assets	Segment	2018	2018
Goodwill	Home Meridian	$23,187	$23,187
Goodwill	All Other	16,871	16,871
Total Goodwill		40,058	40,058

Trademarks and trade names - Home Meridian	Home Meridian	11,400	11,400
Trademarks and trade names - Bradington-Young	All Other	861	861
Trademarks and trade names - Sam Moore	All Other	396	396
Total Trademarks and trade names		$12,657	$12,657

Total non-amortizable assets		$52,715	$52,715

Our amortizable intangible assets are recorded in our Home Meridian segment and All Other. The carrying amounts and changes therein of those amortizable intangible assets were as follows:

	Amortizable Intangible Assets
	Customer
	Relationships	Trademarks	Totals

Balance at January 28, 2018	$24,644	$838	$25,482
Amortization	(1,162)	(30)	(1,192)
Balance at July 29, 2018	$23,482	$808	$24,290

For the remainder of fiscal 2019, amortization expense is expected to be approximately $596,000 per quarter.

9.     Long-Term Debt

We made an unscheduled $10 million payment during the first quarter of fiscal 2019 towards the amounts outstanding under the New Unsecured Term Loan. Consequently, we wrote off $6,000 in capitalized debt issuance costs to interest expense. As of July 29, 2018, unamortized debt issuance costs of $76,000 were netted against the carrying value of our term loans on our condensed consolidated balance sheets.

As of July 29, 2018, we had an aggregate $28.5 million available under our revolving credit facility to fund working capital needs. Standby letters of credit in the aggregate amount of $1.5 million, used to collateralize certain insurance arrangements and for imported product purchases, were outstanding under the revolving credit facility as of July 29, 2018. There were no additional borrowings outstanding under the revolving credit facility as of July 29, 2018.

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

■

the Pulaski Furniture Corporation Supplemental Executive Retirement Plan (“SERP”) for certain former executives. The SERP is an unfunded plan and all benefits are paid solely out of our general assets; and

■	the Pension Plan for former Pulaski Furniture Corporation employees.

The SRIP, SERP and Pension Plan are all “frozen” and we do not expect to add additional participants to any of these plans in the future. Pension Plan assets include a range of mutual fund asset classes and are measured at fair value using Level 1 inputs, which are quoted prices in active markets.

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 29,	July 30,	July 29,	July 30,
	2018	2017	2018	2017
Net periodic benefit costs
Service cost	81	76	163	152
Interest cost	206	280	413	559
Actuarial loss	43	15	86	31
Expected return on pension plan assets	(144)	(234)	(288)	(467)
Expected administrative expenses	70	70	140	140

Consolidated net periodic benefit costs	$256	$207	$514	$415

We adopted ASU 2017-07 as of the beginning of our 2019 fiscal year on January 29, 2018. Components of net periodic benefit cost other than the service cost for the SRIP, SERP and the Pension Plan are included in the line item “Other income, net” in our condensed consolidated statements of income. Service cost is included in our condensed consolidated statements of income under “Selling and administrative expenses”. The adoption resulted in the reclassification of $131,000 and $262,000 expense from Selling and administrative expenses to Other income, net in the second quarter and first half of our fiscal 2018 condensed consolidated statements of income.

The expected long-term rate of return on Pension Plan assets is 6.9% as of the Pension Plan’s most recent valuation date of January 28, 2018.

We contributed $110,000 in required contributions to the Pension Plan in the fiscal 2019 first half. Subsequent to the end of the fiscal 2019 second quarter, we made an additional contribution of $3 million to the Pension Plan. See Note 14 “Subsequent Events” for additional information.

The SRIP and SERP plans are unfunded plans. Consequently, we expect to pay a total of approximately $349,000 in benefit payments from our general assets during the remainder of fiscal 2019 to fund SRIP and SERP payments.

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

	July 29,	January 28,
	2018	2018

Restricted shares	22	16
Restricted stock units	14	19
	36	35

All restricted shares and RSUs awarded that have not yet vested are considered when computing diluted earnings per share. The following table sets forth the computation of basic and diluted earnings per share:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 29,	July 30,	July 29,	July 30,
	2018	2017	2018	2017

Net income	$8,693	$7,778	$15,850	$12,524
Less: Unvested participating restricted stock dividends	3	3	5	6
Net earnings allocated to unvested participating restricted stock	16	16	24	27
Earnings available for common shareholders	8,674	7,759	15,821	12,491

Weighted average shares outstanding for basic earnings per share	11,760	11,565	11,755	11,554
Dilutive effect of unvested restricted stock and RSU awards	24	28	20	33
Weighted average shares outstanding for diluted earnings per share	11,784	11,593	11,775	11,587

Basic earnings per share	$0.74	$0.67	$1.35	$1.08

Diluted earnings per share	$0.74	$0.67	$1.34	$1.08

12. Income Taxes

We recorded income tax expense of $2.9 million for the fiscal 2019 second quarter compared to $4.2 million for the comparable prior year period. The effective tax rates for the fiscal 2019 and 2018 second quarters were 24.9% and 35.2%, respectively. The effective tax rates for the first half of fiscal 2019 and 2018 were 23.0% and 34.4%, respectively. Our effective tax rate was lower in the fiscal 2019 second quarter and first half as a result of the recently enacted Tax Cuts and Job Act. We adopted ASU 2014-09 and 2018-02 in the first quarter of fiscal 2019. The adoptions resulted in the reclassification of $120,000 from federal tax payable and $111,000 from Accumulated Other Comprehensive Income, both to retained earnings.

The net unrecognized tax benefits as of July 29, 2018 and January 28, 2018, which, if recognized, would affect our effective tax rate are $81,000 and $80,000, respectively.

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

13.      Segment Information

As a public reporting entity, we are required to present disaggregated information by segment using the management approach. The objective of this approach is to allow users of our financial statements to see our business through the eyes of management based upon the way management reviews performance and makes decisions. The management approach requires segment information to be reported based on how management internally evaluates the operating performance of the company’s business units or segments. The objective of this approach is to meet the basic principles of segment reporting as outlined in ASC 280 Segments (“ASC 280”), which are to allow the users of our financial statements to:

■	better understand our performance;
■	better assess our prospects for future net cash flows; and
■	make more informed judgments about us as a whole.

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

We continually monitor our reportable segments for changes in facts and circumstances to determine whether changes in the identification or aggregation of operating segments are necessary.  In the fourth quarter of fiscal 2018, we updated our reportable segments as follows:  Hooker Upholstery was aggregated with Hooker Casegoods and reported as the Hooker Branded segment. The domestic upholstery operations of Shenandoah Furniture, Sam Moore and Bradington-Young were moved into All Other with the Company’s H Contract business and the remains of the Company’s Homeware division, which was shuttered earlier in fiscal 2018. The Home Meridian segment remains unchanged. Therefore, for financial reporting purposes, we are organized into two reportable segments and “All Other”, which includes the remainder of our businesses:

■	Hooker Branded, consisting of the operations of our imported Hooker Casegoods and Hooker Upholstery businesses;
■

Home Meridian, a business acquired at the beginning of fiscal 2017, is a stand-alone, mostly autonomous business that serves a different type or class of customer than do our other operating segments and at much lower margins; and

■

All Other, which includes the domestic upholstery manufacturing operations of Bradington-Young, Sam Moore and Shenandoah Furniture and H Contract and Homeware, the latter two businesses started in 2013. None of these operating segments met the ASC 280 aggregation criteria nor were individually reportable; therefore, we combined them in “All Other” in accordance with ASC 280. We note that Homeware failed to reach critical mass and its operations were wound down during the fiscal 2018 second quarter.

The following table presents segment information for the periods, and as of the dates, indicated:

	Thirteen Weeks Ended				Twenty-Six Weeks Ended
	July 29, 2018		July 30, 2017		July 29, 2018		July 30, 2017
		% Net		% Net		% Net		% Net
Net Sales		Sales		Sales		Sales		Sales
Hooker Branded	$40,551	24.0%	$40,889	26.2%	$83,322	26.7%	$78,361	27.3%
Home Meridian	101,022	59.9%	96,403	61.7%	171,618	55.1%	170,105	59.2%
All Other	27,088	16.1%	19,016	12.2%	56,613	18.2%	38,714	13.5%
Consolidated	$168,661	100.0%	$156,308	100.0%	$311,553	100.0%	$287,180	100.0%

Gross Profit
Hooker Branded	$12,616	31.1%	$12,547	30.7%	$27,038	32.5%	$25,081	32.0%
Home Meridian	17,398	17.2%	16,061	16.7%	27,814	16.2%	27,067	15.9%
All Other	5,631	20.8%	4,509	23.7%	12,759	22.5%	9,112	23.5%
Consolidated	$35,645	21.1%	$33,117	21.2%	$67,611	21.7%	$61,260	21.3%

Operating Income
Hooker Branded	$4,943	12.2%	$5,133	12.6%	$11,669	14.0%	$10,083	12.9%
Home Meridian	5,628	5.6%	5,265	5.5%	5,339	3.1%	6,111	3.6%
All Other	1,294	4.8%	1,528	8.0%	4,240	7.5%	2,971	7.7%
Consolidated	$11,865	7.0%	$11,926	7.6%	$21,248	6.8%	$19,165	6.7%

Capital Expenditures
Hooker Branded	$168		$464		$378		$966
Home Meridian	122		190		158		492
All Other	173		144		297		207
Consolidated	$463		$798		$833		$1,665

Depreciation & Amortization
Hooker Branded	$496		$479		$980		$983
Home Meridian	601		663		1,192		1,318
All Other	764		196		1,517		396
Consolidated	$1,861		$1,338		$3,689		$2,697

	As of July 29,		As of January 28,
	2018	%Total	2018	%Total
Identifiable Assets		Assets		Assets
Hooker Branded	$130,937	48.0%	$129,986	47.8%
Home Meridian	106,959	39.2%	107,139	39.6%
All Other	35,149	12.9%	34,394	12.6%
Consolidated	$273,045	100.0%	$271,519	100.0%
Consolidated Goodwill and Intangibles	77,005		78,197
Total Consolidated Assets	$350,050		$349,716

Sales by product type are as follows:

Net Sales (in thousands)
	Thirteen Weeks Ended				Twenty-Six Weeks Ended
	July 29, 2018	%Total	July 30, 2017	%Total	July 29, 2018	%Total	July 30, 2017	%Total
Casegoods	$105,703	63%	$97,210	62%	$195,759	63%	$186,223	65%
Upholstery	62,958	37%	59,098	38%	115,794	37%	100,957	35%
	$168,661		$156,308	100%	$311,553		$287,180	100%

14. Subsequent Events

Dividends

On August 30, 2018, our board of directors declared a quarterly cash dividend of $0.14 per share, payable on September 28, 2018 to shareholders of record at September 14, 2018.

Additional Funding of Pension Plan

On September 5, 2018, we made an additional $3 million contribution to the Pension Plan as part of a Pension Plan asset de-risking strategy. As part of this strategy, Pension Plan assets will be moved into generally lower risk investments to preserve asset value. No benefits have accrued under the Pension Plan since it was frozen in March 1995. We expect savings from reduced Pension Plan administrative costs and PBGC premiums as a result of this contribution.

Item 2.      Management’s Discussion and Analysis of Financial Condition and Results of Operations

All references to the “Company,” “we,” “us” and “our” in this document refer to Hooker Furniture Corporation and its consolidated subsidiaries, unless specifically referring to segment information. All references to the “Hooker,” “Hooker Division,” “Hooker Brands” or “traditional Hooker” divisions or companies refer to the current components of our Hooker Branded segment and All Other which includes Bradington-Young, Sam Moore, Shenandoah Furniture and H Contract.

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

Forward-Looking Statements

Certain statements made in this report, including statements under Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in the notes to the consolidated financial statements included in this report, are not based on historical facts, but are forward-looking statements.  These statements reflect our reasonable judgment with respect to future events and typically can be identified by the use of forward-looking terminology such as “believes,” “expects,” “projects,” “intends,” “plans,” “may,” “will,” “should,” “would,” “could” or “anticipates,” or the negatives thereof, or other variations thereof, or comparable terminology, or by discussions of strategy.  Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements.  Those risks and uncertainties include but are not limited to:

■

general economic or business conditions, both domestically and internationally, and instability in the financial and credit markets, including their potential impact on our (i) sales and operating costs and access to financing or (ii) customers and suppliers and their ability to obtain financing or generate the cash necessary to conduct their respective businesses;

■

the risks related to the recent Shenandoah acquisition including  integration costs, costs related to acquisition debt, maintaining Shenandoah’s existing customer relationships, debt service costs, interest rate volatility, the use of operating cash flows to service debt to the detriment of other corporate initiatives or strategic opportunities, the recognition of significant additional depreciation and amortization expenses by the combined entity,  the loss of key employees from Shenandoah, the disruption of ongoing businesses or inconsistencies in standards, controls, procedures and policies across the business which could adversely affect our internal control or information systems and the costs of bringing them into compliance and failure to realize benefits anticipated from the Shenandoah acquisition;

■	the risks specifically related to the concentrations of a material part of our sales and accounts receivable in only a few customers;

■

adverse political acts or developments in, or affecting, the international markets from which we import products, including duties or tariffs imposed on those products by foreign governments or the U.S. government;

■

disruptions involving our vendors or the transportation and handling industries, particularly those affecting imported products from Vietnam and China, including customs issues, labor stoppages, strikes or slowdowns and the availability of shipping containers and cargo ships;

■	the interruption, inadequacy, security breaches or integration failure of our information systems or information technology infrastructure, related service providers or the internet;

■

disruptions and damage (including due to weather) affecting our Virginia, North Carolina or California warehouses, our Virginia or North Carolina administrative facilities or our representative offices or warehouses in Vietnam and China;

■	achieving and managing growth and change, and the risks associated with new business lines, acquisitions, restructurings, strategic alliances and international operations;

■	risks associated with our reliance on offshore sourcing and the cost of imported goods, including fluctuation in the prices of purchased finished goods and transportation and warehousing costs;

■	higher than expected employee medical and workers’ compensation costs that may increase the cost of our high-deductible healthcare and workers compensation plans;

■	our ability to successfully implement our business plan to increase sales and improve financial performance;

■

changes in actuarial assumptions, the interest rate environment, the return on plan assets and future funding obligations related to the Home Meridian segment’s legacy Pension Plan, which can affect future funding obligations, costs and plan liabilities;

■	the possible impairment of our long-lived assets, which can result in reduced earnings and net worth;

■	the cost and difficulty of marketing and selling our products in foreign markets;

■	price competition in the furniture industry;

■	changes in domestic and international monetary policies and fluctuations in foreign currency exchange rates affecting the price of our imported products and raw materials;

■

the cyclical nature of the furniture industry, which is particularly sensitive to changes in consumer confidence, the amount of consumers’ income available for discretionary purchases, and the availability and terms of consumer credit;

■

risks associated with domestic manufacturing operations, including fluctuations in capacity utilization and the prices and availability of key raw materials, as well as changes in transportation, warehousing and domestic labor costs, availability of skilled labor, and environmental compliance and remediation costs;

■	risks associated with distribution through third-party retailers, such as non-binding dealership arrangements;

■	capital requirements and costs, including the servicing of our floating-rate term loans;

■	competition from non-traditional outlets, such as internet and catalog retailers;

■

changes in consumer preferences, including increased demand for lower-quality, lower-priced furniture due to, among other things, declines in consumer confidence, amounts of discretionary income available for furniture purchases and the availability of consumer credit; and

■

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

This quarterly report on Form 10-Q includes our unaudited condensed consolidated financial statements for the thirteen-week period (also referred to as “three months,” “three-month period,” “quarter,” “second quarter” or “quarterly period”) that began April 30, and the twenty-six week period (also referred to as “six months,” “six-month period” or “first half”) that began January 29, 2018, which both ended July 29, 2018. This report discusses our results of operations for this period compared to the 2018 fiscal year thirteen-week period that began May 1, 2017 and the twenty-six week period that began January 30, 2017, which both ended July 30, 2017; and our financial condition as of July 29, 2018 compared to January 28, 2018.

References in this report to:

■	the 2019 fiscal year and comparable terminology mean the fiscal year that began January 29, 2018 and will end February 3, 2019; and

■	the 2018 fiscal year and comparable terminology mean the fiscal year that began January 30, 2017 and ended January 28, 2018.

Dollar amounts presented in the tables below are in thousands except for per share data.

The following discussion should be read in conjunction with the condensed consolidated financial statements, including the related notes, contained elsewhere in this quarterly report. We also encourage users of this report to familiarize themselves with all of our recent public filings made with the Securities and Exchange Commission (“SEC”), especially our 2018 annual report. Our 2018 Annual Report contains critical information regarding known risks and uncertainties that we face, critical accounting policies and information on commitments and contractual obligations that are not reflected in our condensed consolidated financial statements, as well as a more thorough and detailed discussion of our corporate strategy and new business initiatives.

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

We believe that consumer home furnishings purchases are impacted by an array of factors, including general economic conditions (such as consumer confidence, availability of consumer credit, energy and other commodity prices) and housing and mortgage markets. These purchases are also impacted by lifestyle-driven factors such as changes in fashion trends, disposable income, household formation and turnover, as well as competition with other discretionary purchases. Hospitality furniture sales are driven primarily by new hotel construction and hotel remodeling activity, which is linked to the strength of the overall economy, including business and personal spending levels. Contract furniture sales are driven largely by senior living facility construction and remodeling activity, which is linked to the number of consumers entering retirement, which is partially related to the strength of the overall economy, including stock market performance.

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

Our strategy is to leverage the financial strength afforded us by our slower-growing but highly profitable traditional Hooker divisions in order to boost revenues and earnings both organically and by acquiring businesses selling in faster-growing channels of distribution in which our legacy businesses are under-represented. Consequently, Hooker acquired the businesses of Home Meridian on February 1, 2016 and Shenandoah Furniture on September 29, 2017.

Hooker’s acquisition of the business of Home Meridian has better positioned us in some of the fastest growing and emerging channels of distribution, including e-commerce, warehouse membership clubs and contract channels of distribution, although at lower margins. This acquisition has provided the Home Meridian segment’s current leadership team with greater financial flexibility by virtue of Hooker’s strong balance sheet and, consequently, has afforded it greater operational focus.

Hooker’s acquisition of the business of Shenandoah, a North Carolina-based domestic upholsterer, has better positioned us in the “lifestyle specialty” retail distribution channel, which we believe is gaining market share and doing well with multiple demographic groups. For that channel, domestically-produced, customizable upholstery is extremely viable and preferred by the end consumers who shop at retailers in that channel.

Executive Summary-Results of Operations

The Shenandoah acquisition closed during the third quarter of fiscal 2018. Consequently, All Other’s results only include Shenandoah’s results from February 2018 through July 2018. Shenandoah’s prior year results are not included in the results discussed below.

Consolidated net sales for fiscal 2019 second quarter increased $12.4 million or 7.9% as compared to the prior year period, to $168.7 million due primarily to the inclusion of Shenandoah’s net sales and a 4.8% net sales increase in the Home Meridian segment. The Hooker Branded segment net sales were essentially flat in the second quarter.

For the fiscal 2019 first half, consolidated net sales increased $24.4 million or 8.5% to $311.6 million primarily due to sales increases in All Other and in the Hooker Branded segment. All Other grew net sales by 46.2% and contributed almost $18 million to the consolidated net sales increase largely as the result of the Shenandoah acquisition. The Hooker Branded segment’s net sales increased $5.0 million or 6.3%, as compared to the prior year first half. Home Meridian segment net sales were essentially flat in the fiscal 2019 first half.

Consolidated net income increased $916,000 or 11.8% and $3.3 million or 26.6%, as compared to the prior year second quarter and first half, respectively. The increase was attributable to higher earnings, as well as the tax rate reduction due to the recently enacted Tax Cuts and Job Act of 2017.

As discussed in greater detail under “Results of Operations” below, the following are the primary factors that affected our consolidated fiscal 2019 second quarter and first half results of operations:

■

Casualty loss. We recorded a $500,000 casualty loss in the Hooker Branded segment in the fiscal 2019 second quarter due to damage sustained to two of our Hooker Branded distribution facilities located in Virginia. The $500,000 represents facility repair expenses incurred up to our property insurance deductible of the same amount. The casualty loss caused only a nominal disruption in our ability to fulfill and ship orders.

■

Gross profit. Fiscal 2019 second quarter consolidated gross profit increased in absolute terms due primarily to increased gross profit in the Home Meridian segment as a result of increased net sales and increased All Other gross profit principally due to the addition of Shenandoah’s net sales in the quarter. Gross profit in the Hooker Branded segment was essentially flat due to flat net sales and the casualty loss mentioned above. For the fiscal 2019 first half, consolidated gross profit increased in absolute terms, primarily due to increases in All Other and in the Hooker Branded segment. All Other gross profit increased primarily due to the inclusion of Shenandoah’s results in the first half. Hooker Branded segment gross profit increased due to sales growth in that segment, partially offset by the casualty loss mentioned above.

■

Selling and administrative expenses. Consolidated selling and administrative (“S&A”) expenses increased in absolute terms and as a percentage of net sales in the fiscal 2019 second quarter due primarily to the addition of Shenandoah’s operations in All Other and higher compensation and benefits expense. For the fiscal 2019 first half, consolidated S&A expenses increased in absolute terms but stayed flat as a percentage of net sales, also due to the addition of Shenandoah’s operations in All Other and higher compensation and benefits expense.

■

Intangible asset amortization expense. Intangible amortization expense increased $263,000 and $525,000 for the fiscal 2019 second quarter and first half, respectively, due to the addition of amortization expense on Shenandoah acquisition-related intangibles acquired in the fiscal 2018 third quarter.

■

Operating income. Consolidated operating income stayed essentially flat in absolute terms and decreased as a percentage of net sales in the fiscal 2019 second quarter and increased $2.1 million or 10.9% in the fiscal 2019 first half, due to the factors discussed above and in greater detail in the analysis below.

Review

Hooker Branded segment net sales were softer in the fiscal 2019 second quarter, after two consecutive quarters of sales growth, which we believe is due primarily to the slower summer selling season. Hooker Upholstery, fully recovered from the vendor quality issue in fiscal 2017, has continued to bring new introductions to market and has benefited from new management and additional operational focus in that business.

The Home Meridian segment resolved disruptions with its Asian suppliers which occurred during the fiscal 2019 first quarter and grew net sales by $4.6 million or 4.8% in the second quarter. Fiscal 2019 first half net sales were essentially flat compared to the first half of prior year. The Samuel Lawrence Hospitality business unit had a strong quarter, with the success of a new product line and grew sales by over 30% in the second quarter and first half, compared to prior year periods, and finished the second quarter with a backlog 55% higher than at the same time last year. Sales to major furniture chains were essentially flat and sales to club accounts decreased in the second quarter due to the episodic nature of the club business. Incoming orders and backlog both trended lower than prior year period but reversed that decline in the early weeks of the third quarter of fiscal 2019. Ecommerce sales continued to grow in the second quarter, growing by approximately 30% compared to prior year six months.

The sales increase in All Other was mostly attributable to the addition of Shenandoah’s net sales, the business we acquired in the fiscal 2018 third quarter. Bradington-Young’s net sales were essentially flat in the fiscal 2019 second quarter; however, incoming orders increased about 7% and backlog was over 35% higher than the prior year quarter. All upholstery units experienced a negative impact on margins from price increases in materials and components such as foam, plywood and steel and we experienced a lag between those cost increases and our own price increases to customers. However, we expect to catch up during the third quarter. The unfavorable sales trend at Sam Moore which began in the first quarter, continued into the second quarter. While orders were lower in the second quarter, quarter-end backlog was 8% higher than the prior-year period, which we believe will improve Sam Moore’s sales in the third quarter. Cost of goods sold was also negatively affected by large medical claims in All Other. Additionally, Sam Moore changed its vacation schedule and had approximately one less work week than in the same quarter a year ago and the loss of a key retail customer, who has decided to shift to an in-house supplier model, also negatively impacted Sam Moore during the quarter.

Our six-month operating results also benefited from the addition of Shenandoah’s operating income as well as about $1 million in gains on Company-owned life insurance recorded in the first quarter, and lower bad debt expense due to the absence of a write-off of a customer balance the prior year, partially offset by the casualty loss in the Hooker Branded segment. In addition to our operating results, we generated over $15 million in cash from operating activities, paid about $14 million towards our term loans, including a $10 million unscheduled payment, and paid $3.3 million in cash dividends to our shareholders. Cash and cash equivalents stood at $29.2 million at quarter-end, close to the balance at the end of the 2018 fiscal year. Profitability, along with inventory management and cautious capital expenditures, have helped us maintain our strong, stable balance sheets.

Results of Operations

The following table sets forth the percentage relationship to net sales of certain items included in the condensed consolidated statements of income included in this report.

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 29,	July 30,	July 29,	July 30,
	2018	2017	2018	2017
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	78.6	78.8	78.1	78.7
Casualty loss	0.3	-	0.2	-
Total cost of sales	78.9	78.8	78.3	78.7
Gross profit	21.1	21.2	21.7	21.3
Selling and administrative expenses	13.7	13.3	14.5	14.4
Intangible asset amortization	0.4	0.2	0.4	0.2
Operating income	7.1	7.6	6.8	6.7
Other income, net	-	0.2	-	0.2
Interest expense, net	0.2	0.2	0.2	0.2
Income before income taxes	6.9	7.7	6.6	6.6
Income tax expense	1.7	2.7	1.5	2.3
Net income	5.2	5.0	5.1	4.4

 Fiscal 2019 Second Quarter Compared to Fiscal 2018 Second Quarter

	Net Sales
	Thirteen Weeks Ended
	July 29, 2018		July 30, 2017		$ Change	% Change
		% Net Sales		% Net Sales
Hooker Branded	$40,551	24.0%	$40,889	26.2%	$(338)	-0.8%
Home Meridian	101,022	59.9%	96,403	61.7%	4,619	4.8%
All Other	27,088	16.1%	19,016	12.2%	8,072	42.4%
Consolidated	$168,661	100%	$156,308	100%	$12,353	7.9%

Unit Volume	FY19 Q2 % Increase vs. FY18 Q2	Average Selling Price (ASP)	FY19 Q2 % Increase vs. FY18 Q2

Hooker Branded	-2.3%	Hooker Branded	1.2%
Home Meridian	10.9%	Home Meridian	-7.2%
All Other*	-6.9%	All Other*	4.1%
Consolidated	8.4%	Consolidated	-6.7%

*Shenandoah is excluded from All Other in the Unit Volume and ASP tables above since it was not a part of our fiscal 2018 second quarter results. Consequently, we believe including its fiscal 2019 second quarter results would skew All Other’s results and reduce the usefulness of the table above.

Consolidated net sales increased due primarily to the inclusion of Shenandoah net sales in All Other and increased net sales in the Home Meridian segment. Hooker Branded segment net sales were essentially flat. The Hooker Branded segment’s unit volume decreased due to a slower summer selling season. Hooker Branded ASP increased due to favorable discounting, which partially offset the unit decline. The Home Meridian segment fully recovered from the first quarter vendor delay issue and shipped 10.9% more units in the second quarter. Home Meridian segment ASP decreased 7.2% due primarily to customer mix. The net sales increase in All Other was attributable to the inclusion of Shenandoah, partially offset by the sales decrease at Sam Moore. All Other’s ASP increased due to increased sales of higher-priced Bradington-Young products. All Other’s unit volumes decreased primarily due to decreased sales at Sam Moore, due to the loss of a major customer during the quarter, and essentially flat sales and fewer units shipped at Bradington-Young due to the continued shift towards higher-priced luxury motion products.

	Gross Income and Margin
	Thirteen Weeks Ended
	July 29, 2018		July 30, 2017		$ Change	% Change
		% Net Sales		% Net Sales
Hooker Branded	$12,616	31.1%	$12,547	30.7%	$69	0.5%
Home Meridian	17,398	17.2%	16,061	16.7%	1,337	8.3%
All Other	5,631	20.8%	4,509	23.7%	1,122	24.9%
Consolidated	$35,645	21.1%	$33,117	21.2%	$2,528	7.6%

Consolidated gross profit increased in absolute terms but was essentially flat as a percentage of net sales in the fiscal 2019 second quarter. The Hooker Branded segment’s gross profit stayed essentially flat in absolute terms due primarily to the $500,000 casualty loss recorded during the quarter and increased slightly as a percentage of net sales primarily due to lower discounting and favorable allowances in Hooker Casegoods, partially offset by higher discounts in Hooker Upholstery. Increased sales and lower discounts and allowances also contributed to improved gross profit in the Home Meridian segment in the second quarter. Increased gross profit in All Other was due primarily to the inclusion of Shenandoah’s results. It decreased as a percentage of net sales due primarily to higher indirect labor and overhead costs in our domestic upholstery manufacturing divisions.

	Selling and Administrative Expenses (S&A)
	Thirteen Weeks Ended
	July 29, 2018		July 30, 2017		$ Change	% Change
		% Net Sales		% Net Sales
Hooker Branded	$7,673	18.9%	$7,414	18.1%	$259	3.5%
Home Meridian	11,437	11.3%	10,463	10.9%	974	9.3%
All Other	4,074	15.0%	2,981	15.7%	1,093	36.7%
Consolidated	$23,184	13.7%	$20,858	13.3%	$2,326	11.2%

Consolidated selling and administrative (“S&A”) expenses increased in absolute terms and as a percentage of net sales in the fiscal 2019 second quarter due primarily to the addition of Shenandoah’s operations in All Other and higher compensation and benefits expense.

■

Hooker Branded segment S&A expenses increased in absolute terms and as a percentage of net sales in the fiscal 2019 second quarter. Major drivers were higher employee compensation and benefits costs, partially due to increased headcount and higher employee medical costs, which were partially offset by lower bonus expense and lower selling costs.

■

Home Meridian segment S&A expenses increased in absolute terms and as a percentage of net sales due to increased compensation and benefits expense, increased professional service fees due to higher compliance costs and increased travel expenses.

■	All Other S&A expenses increased principally due to the inclusion of Shenandoah’s operations. All Other S&A expenses decreased as a percentage of net sales due to higher net sales.

	Intangible Asset Amortization
	Thirteen Weeks Ended
	July 29, 2018		July 30, 2017		$ Change	% Change
		% Net Sales		% Net Sales
Intangible asset amortization	$596	0.4%	$333	0.2%	$263	79.0%

Intangible asset amortization expense was higher in the current year quarter due to the addition of Shenandoah acquisition-related amortization expense.

	Operating Profit and Margin
	Thirteen Weeks Ended
	July 29, 2018		July 30, 2017		$ Change	% Change
		% Net Sales		% Net Sales
Hooker Branded	$4,943	12.2%	$5,133	12.6%	$(190)	-3.7%
Home Meridian	5,628	5.6%	5,265	5.5%	363	6.9%
All Other	1,294	4.8%	1,528	8.0%	(234)	-15.3%
Consolidated	$11,865	7.0%	$11,926	7.6%	$(61)	-0.5%

Operating profitability decreased as a percentage of net sales and was essentially flat in absolute terms, due to the factors discussed above.

	Interest Expense, net
	Thirteen Weeks Ended
	July 29, 2018		July 30, 2017		$ Change	% Change
		% Net Sales		% Net Sales
Consolidated interest expense, net	$364	0.2%	$282	0.2%	$82	29.1%

Consolidated interest expense increased due to increases in the interest rates on our variable-rate term loans, partially offset by the unscheduled $10 million debt payment made earlier in the fiscal year on the New Unsecured Term Loan.

	Income taxes
	Thirteen Weeks Ended
	July 29, 2018		July 30, 2017		$ Change	% Change
		% Net Sales		% Net Sales
Consolidated income tax expense	$2,881	1.7%	$4,234	2.7%	$(1,353)	-32.0%

Effective Tax Rate	24.9%		35.2%

We recorded income tax expense of $2.9 million for the fiscal 2019 second quarter compared to $4.2 million for the comparable prior year period. The effective tax rates for the fiscal 2019 and 2018 first quarters were 24.9% and 35.2%, respectively. Our effective tax rate was lower in the fiscal 2019 second quarter as a result of the recently enacted Tax Cuts and Job Act of 2017.

	Net Income
	Thirteen Weeks Ended
	July 29, 2018		July 30, 2017		$ Change	% Change
Net Income		% Net Sales		% Net Sales
Consolidated	$8,693	5.2%	$7,778	5.0%	$915	11.8%

Diluted earnings per share	$0.74		$0.67

Fiscal 2019 First Half Compared to Fiscal 2018 Second Half

	Net Sales
	Twenty-Six Weeks Ended
	July 29, 2018		July 30, 2017		$ Change	% Change
		% Net Sales		% Net Sales
Hooker Branded	$83,322	26.7%	$78,361	27.3%	$4,961	6.3%
Home Meridian	171,618	55.1%	170,105	59.2%	1,513	0.9%
All Other	56,613	18.2%	38,714	13.5%	17,899	46.2%
Consolidated	$311,553	100%	$287,180	100%	$24,373	8.5%

Unit Volume	FY19 YTD % Increase vs. FY18 YTD	Average Selling Price (ASP)	FY19 YTD % Increase vs. FY18 YTD

Hooker Branded	4.6%	Hooker Branded	1.6%
Home Meridian	2.8%	Home Meridian	-3.2%
All Other*	-6.2%	All Other*	6.3%
Consolidated	2.6%	Consolidated	-1.3%

*Shenandoah is excluded from All Other in the Unit Volume and ASP tables above since it was not a part of our fiscal 2018 first half results. Consequently, we believe including its fiscal 2019 first half results would skew All Other results and reduce the usefulness of the table above.

Consolidated net sales increased due primarily to the inclusion of Shenandoah’s net sales in All Other and a sales increase in the Hooker Branded segment. The Home Meridian segment’s net sales were essentially flat. The Hooker Branded segment benefited from increased unit volume and ASP. Unit volume increased primarily due to strong sales and increased incoming orders in the first quarter and ASP increased due to favorable discounting. The Home Meridian segment was negatively affected by vendor shipping delays in the first quarter as the result of the timing of Chinese New Year. We resolved the issue and regained some of the sales volume in the second quarter. Home Meridian segment ASP decreased due to customer mix. The net sales increase in All Other was attributable to the inclusion of Shenandoah’s net sales and to a lesser extent, sales growth at Bradington-Young, partially offset by a sales decrease at Sam Moore, due principally to the loss of a major customer, and a decline in upholstery sales unit volume. All Other’s ASP increased due to increased sales of higher-priced luxury motion products and the lack of Homeware net sales due to the shuttering of that division in the prior year. All Other’s unit volume decreased due to the sales decreases at Sam Moore and the lack of Homeware unit volume in the current fiscal year.

	Gross Income and Margin
	Twenty-Six Weeks Ended
	July 29, 2018		July 30, 2017		$ Change	% Change
		% Net Sales		% Net Sales
Hooker Branded	$27,038	32.5%	$25,081	32.0%	$1,957	7.8%
Home Meridian	27,814	16.2%	27,067	15.9%	747	2.8%
All Other	12,759	22.5%	9,112	23.5%	3,647	40.0%
Consolidated	$67,611	21.7%	$61,260	21.3%	$6,351	10.4%

Consolidated gross profit increased in absolute terms, primarily due to increases in All Other and in the Hooker Branded segment. All Other gross profit increased primarily due to the inclusion of Shenandoah’s results in the first half. Hooker Branded segment gross profit increased due to sales growth in that segment, partially offset by the $500,000 casualty loss recorded and the absence in the current fiscal year of a one-time vendor price concession due to a vendor quality issue which led to lower product costs in the fiscal 2018 first quarter. Home Meridian’s gross profit increased in absolute terms and as a percentage of net sales due to higher sales volume during the second quarter, favorable product costs and lower variable expenses compared to the prior year period.

	Selling and Administrative Expenses (S&A)
	Twenty-Six Weeks Ended
	July 29, 2018		July 30, 2017		$ Change	% Change
		% Net Sales		% Net Sales
Hooker Branded	$15,369	18.4%	$14,999	19.1%	$370	2.5%
Home Meridian	21,808	12.7%	20,289	11.9%	1,519	7.5%
All Other	7,994	14.1%	6,140	15.9%	1,854	30.2%
Consolidated	$45,171	14.5%	$41,428	14.4%	$3,743	9.0%

Consolidated S&A expenses increased in absolute terms but stayed flat as a percentage of net sales, due to the addition of Shenandoah’s operations in All Other and higher compensation and benefits expense.

■

Hooker Branded segment S&A expenses increased due to primarily higher selling costs as the result of sales growth, partially offset by a gain on company-owned life insurance recognized during the first quarter and lower bad debts expense in the first half. Company-owned life insurance policies are in place to compensate us for the loss of key employees, to facilitate business continuity and to serve as a funding mechanism for certain executive benefits.

■

Home Meridian segment S&A expenses increased in absolute terms and as a percentage of net sales, driven by increased employee compensation costs due to increased headcount, increased employee benefits expenses due to higher medical claims expense, and increased professional service fees due primarily to higher compliance costs. These increases were partially offset by decreased selling expenses and favorable bad debts expense due to a customer balance written off during the prior year period.

■	The increased expenses in All Other are due principally to the inclusion of Shenandoah’s operations.

	Intangible Asset Amortization
	Twenty-Six Weeks Ended
	July 29, 2018		July 30, 2017		$ Change	% Change
		% Net Sales		% Net Sales
Intangible asset amortization	$1,192	0.4%	$667	0.2%	$525	78.7%

Intangible asset amortization expense was higher in the current year six-month period due to the addition of Shenandoah acquisition-related amortization expense.

	Operating Profit and Margin
	Twenty-Six Weeks Ended
	July 29, 2018		July 30, 2017		$ Change	% Change
		% Net Sales		% Net Sales
Hooker Branded	$11,669	14.0%	$10,083	12.9%	$1,586	15.7%
Home Meridian	5,339	3.1%	6,111	3.6%	(772)	-12.6%
All Other	4,240	7.5%	2,971	7.7%	1,269	42.7%
Consolidated	$21,248	6.8%	$19,165	6.7%	$2,083	10.9%

Operating profitability increased for the fiscal 2019 first half compared to the same prior-year period, both as a percentage of net sales and in absolute terms, due to the factors discussed above.

	Interest Expense, net
	Twenty-Six Weeks Ended
	July 29, 2018		July 30, 2017		$ Change	% Change
		% Net Sales		% Net Sales
Consolidated interest expense, net	$745	0.2%	$533	0.2%	$212	39.8%

Consolidated interest expense increased due to increases in the interest rates on our variable-rate term loans and additional interest expense on the Shenandoah acquisition-related term loan, partially offset by the $10 million unscheduled loan payment made on the New Unsecured Term Loan in the first quarter of fiscal 2019.

	Income taxes
	Twenty-Six Weeks Ended
	July 29, 2018		July 30, 2017		$ Change	% Change
		% Net Sales		% Net Sales
Consolidated income tax expense	$4,730	1.5%	$6,568	2.3%	$(1,838)	-28.0%

Effective Tax Rate	23.0%		34.4%

We recorded income tax expense of $4.7 million for the fiscal 2019 first half compared to $6.6 million for the same prior year period. The effective tax rates for the fiscal 2019 and 2018 first half were 23.0% and 34.4%, respectively. Our effective tax rate was lower in the fiscal 2019 six-month period as a result of the recently enacted Tax Cuts and Job Act of 2017. We adopted ASU 2014-09 and ASU 2018-02 in the first quarter of fiscal 2019. The adoptions resulted in the reclassification of $120,000 from federal tax payable and $111,000 from Accumulated Other Comprehensive Income, both to retained earnings.

	Net Income
	Twenty-Six Weeks Ended
	July 29, 2018		July 30, 2017		$ Change	% Change
Net Income		% Net Sales		% Net Sales
Consolidated	$15,850	5.1%	$12,524	4.4%	$3,326	26.6%

Diluted earnings per share	$1.34		$1.08

Outlook

Given improving conditions at retail, recent incoming order trends and increased backlogs at seven of ten divisions, we are encouraged about our position going into the second half of the fiscal year. Based on positive feedback from roughly fifty retail partners, and as part of our strategy to increase “speed to market”, we have already ordered two major case goods collections being introduced at the October High Point Market. Ordering these products earlier, should allow us to get them to our retail partners two to three months earlier than normal, which will allow us to take advantage of the traditionally strong retail sales period in our fiscal first quarter. As part of our strategy to grow the interior design business, we will be launching several new programs targeted at designers at the October High Point Market. In conjunction with a retail partner in China, we expect Bradington-Young branded retail stores to open later this year in China and a licensing agreement with this same partner will allow the Home Meridian segment to reach a different price point in the international market. At Shenandoah, order rates and sales are steadily improving, and we believe we are in a good position with major retail customers who have expanded their assortments, as we head toward the fall selling season. Despite its recent challenges, signs are encouraging at Sam Moore, with two strong back-to-back High Point Markets and new placements with key accounts.

However, we are concerned about the prospects of tariffs being imposed on finished goods and component parts imported from China, and the negative impact that would have on our business. We have been actively involved in submitting briefs for the hearings scheduled in Washington, D.C. and in developing strategies to partially mitigate the impact of tariffs, if imposed.

A generally positive macro environment is driven by recent GDP growth of 4.1%, a stock market pushing all-time highs, strong employment and consumer confidence at high levels. Our expectation for the fall selling season and the balance of the year is guardedly optimistic.

Tariffs

In July 2018, the current U.S. administration released a list of potential tariffs on certain items imported from China. That list included furniture imported from China into the U.S., estimated to be approximately $28 billion on an annual basis. We import a significant amount of furniture from China. In fiscal 2018, approximately 43% of our consolidated sales were imported from China. The imposition of a tariff on these imports would likely have a material, adverse effect on our sales, earnings and liquidity. We have been actively involved in submitting briefs for the hearings scheduled in Washington, D.C. and in developing strategies to partially mitigate the impact of tariffs.

We face a number of significant risks and uncertainties, as more fully discussed in Item 1A, “Risk Factors” in our 2018 Annual Report.

Financial Condition, Liquidity and Capital Resources

Cash Flows – Operating, Investing and Financing Activities

	Twenty-Six Weeks Ended
	July 29,	July 30,
	2018	2017
Net cash provided by operating activities	$15,465	$13,885
Net cash used in investing activities	(67)	(2,152)
Net cash used in financing activities	(17,082)	(5,707)
Net (decrease)/increase in cash and cash equivalents	$(1,684)	$6,026

During the six months ended July 29, 2018, cash generated from operations of $15.5 million and $1.2 million in proceeds received under Company-owned life insurance policies helped to pay approximately $14 million in long-term debt payments, $3.3 million in cash dividends and $833,000 of capital expenditures to enhance our business systems and facilities.

In comparison, during the six months ended July 30, 2017, cash generated from operations of $13.9 million helped to fund an increase in cash and cash equivalents of $6.0 million and pay $2.9 million in long-term debt payments, $2.8 million in cash dividends and $1.7 million of capital expenditures to enhance our business systems and facilities.

Liquidity, Financial Resources and Capital Expenditures

Our financial resources include:

■	available cash and cash equivalents, which are highly dependent on incoming order rates and our operating performance;
■	expected cash flow from operations; and
■	available lines of credit.

We believe these resources are sufficient to meet our business requirements through fiscal 2019 and for the foreseeable future, including:

■	capital expenditures;
■	working capital, including capital required to fund our Pension Plan, SERP and SRIP plans;
■	the payment of regular quarterly cash dividends on our common stock; and
■	the servicing of our acquisition-related debt.

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

■

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

■

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

■

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

■

amends and restates the Original Loan Agreement detailed above such that our existing $30 million unsecured revolving credit facility (the “Existing Revolver”), Unsecured Term Loan, and Secured Term Loan all remain outstanding under the New Loan Agreement; and

■

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

We were in compliance with each of these financial covenants at July 29, 2018 and expect to remain in compliance with existing covenants for the foreseeable future.

Due to our strong cash position, we made an unscheduled $10 million payment during the first quarter of fiscal 2019 towards the amounts outstanding under the New Unsecured Term Loan. We believe we will save approximately $300,000 in interest expense in fiscal 2019 because of this payment. As of July 29, 2018, $21.8 million was outstanding under the Unsecured Term Loan, $17.1 million was outstanding under the Secured Term Loan, and $714,000 was outstanding under the New Unsecured Term Loan, respectively.

Revolving Credit Facility Availability

As of July 29, 2018, we had an aggregate $28.5 million available under our revolving credit facility to fund working capital needs. Standby letters of credit in the aggregate amount of $1.5 million, used to collateralize certain insurance arrangements and for imported product purchases, were outstanding under the revolving credit facility as of July 29, 2018. There were no additional borrowings outstanding under the revolving credit facility as of July 29, 2018.

Capital Expenditures

We expect to spend between $6.0 million to $7.0 million in capital expenditures fairly evenly during the remainder of the 2019 fiscal year to maintain and enhance our operating systems and facilities. That estimate includes approximately $5.4 million to expand our Bradington-Young domestic production facility, which is being undertaken to ensure adequate capacity given our growth estimates for Bradington-Young. We expect the expansion to be completed by the end of the current fiscal year.

Share Repurchase Authorization

During fiscal 2013, our Board of Directors authorized the repurchase of up to $12.5 million of shares of the Company’s common stock. The authorization does not obligate us to acquire a specific number of shares during any period and does not have an expiration date, but it may be modified, suspended or discontinued at any time at the discretion of our Board of Directors. Repurchases may be made from time to time in the open market, or through privately negotiated transactions or otherwise, in compliance with applicable laws, rules and regulations, and subject to our cash requirements for other purposes, compliance with the covenants under the Loan Agreement and other factors we deem relevant. No shares have been repurchased since fiscal 2013. Approximately $11.8 million remained available for future repurchases under the authorization as of July 29, 2018.

Recently Issued Accounting Standards

In February 2016, the FASB issued ASU 2016-02 Leases, which, among other things, requires lessees to recognize a right-of-use asset and a liability on the balance sheet for all leases, with the exception of short-term leases. This change will increase reported assets and liabilities by lessees– in some cases very significantly. The lease liability recognized will be equal to the present value of lease payments and the right-of-use asset will be based on the lease liability, subject to adjustment such as for initial direct costs. Leases will continue to be classified as either operating or finance leases in the income statement. Lessor accounting remains substantially similar to current GAAP. ASU 2016-02 supersedes Topic 840, Leases. The transitional guidance for adopting the requirements of ASU 2016-02 calls for a modified retrospective approach that includes a number of optional practical expedients that entities may elect to apply. This standard is effective for public entities for annual and interim periods in fiscal years beginning after December 15, 2018, which will be the first quarter of our 2020 fiscal year. During the fiscal 2019 second quarter, we identified all of our leases, the majority of which are leases for real estate. Based on initial calculations, we expect to record a significant right of use asset and lease liability upon adoption. We are continuing to evaluate the impact that the adoption of ASU 2016-02 will have on our consolidated financial statements and have not made any decision on the method of adoption with respect to the optional practical expedients.

Casualty Loss

On May 18, 2018, the Martinsville/Henry County, Va. area experienced torrential rains. Two of our Hooker Branded segment warehouse facilities were damaged as a result. We believe that the costs associated with the recovery efforts will exceed our insurance deductible of $500,000. Consequently, we recorded a casualty loss of $500,000 during the fiscal 2019 second quarter. We expect that amounts in excess of our deductible will be fully covered by the insurance policy in force at the time of the loss. The casualty loss caused only a nominal disruption in our ability to fulfill and ship orders.

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

Interest Rate Risk

Borrowings under our revolving credit facility and the Unsecured Term Loan bear interest based on LIBOR plus 1.5% and borrowings under the Secured Term Loan bear interest based on LIBOR plus 0.5%. As such, these debt instruments expose us to market risk for changes in interest rates. There was no outstanding balance under our revolving credit facility as of July 29, 2018, other than standby letters of credit in the amount of $1.5 million. However, as of July 29, 2018, $39.6 million was outstanding under our term loans. A 1% increase in the LIBOR rate would result in an annual increase in interest expenses on our terms loans of approximately $359,000.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended July 29, 2018. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective as of July 29, 2018 to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to the Company’s management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure and are effective to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

There have been no changes in our internal control over financial reporting during the fiscal quarter ended July 29, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended July 29, 2018, formatted in Extensible Business Reporting Language (“XBRL”): (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of income, (iii) condensed consolidated statements of comprehensive income, (iv) condensed consolidated statements of cash flows, and (v) the notes to the condensed consolidated financial statements

*Filed herewith

** Furnished herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOOKER FURNITURE CORPORATION

Date: September 6, 2018	By:	/s/ Paul A. Huckfeldt
Paul A. Huckfeldt
Chief Financial Officer and
Senior Vice President – Finance and
Accounting