Form 10-Q
period 2018-10-28
HOOKER FURNITURE CORP
filed 2018-12-06
CIK 1077688

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 28, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files)..  Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of November 30, 2018:

Common stock, no par value	11,785,147
(Class of common stock)	(Number of shares)

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

HOOKER FURNITURE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

As of	October 28,	January 28,
	2018	2018
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$29,449	$30,915
Trade accounts receivable, net	86,978	92,461
Inventories	100,743	84,459
Prepaid expenses and other current assets	6,667	5,314
Insurance proceeds receivable	4,000	-
Total current assets	227,837	213,149
Property, plant and equipment, net	28,105	29,249
Cash surrender value of life insurance policies	23,499	23,622
Deferred taxes	2,979	3,264
Intangible assets, net	36,351	38,139
Goodwill	40,058	40,058
Other assets	1,453	2,235
Total non-current assets	132,445	136,567
Total assets	$360,282	$349,716

Liabilities and Shareholders’ Equity
Current liabilities
Current portion of term loans	$6,112	$7,528
Trade accounts payable	38,355	32,685
Accrued salaries, wages and benefits	9,019	9,218
Income tax accrual	1,419	3,711
Customer deposits	3,480	3,951
Other accrued expenses	3,464	2,894
Legal contingency	4,000	-
Total current liabilities	65,849	59,987
Long term debt	31,574	45,778
Deferred compensation	11,433	11,164
Pension plan	-	2,441
Other long-term liabilities	1,002	886
Total long-term liabilities	44,009	60,269
Total liabilities	109,858	120,256

Shareholders’ equity
Common stock, no par value, 20,000 shares authorized, 11,785 and 11,762 shares issued and outstanding on each date	49,390	48,970
Retained earnings	200,457	180,122
Accumulated other comprehensive income	577	368
Total shareholders’ equity	250,424	229,460
Total liabilities and shareholders’ equity	$360,282	$349,716

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

HOOKER FURNITURE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

(Unaudited)

	For the
	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 28,	October 29,	October 28,	October 29,
	2018	2017	2018	2017

Net sales	$171,474	$157,934	$483,026	$445,114

Cost of sales	135,638	123,656	379,079	349,576
Casualty loss	-	-	500	-
Total cost of sales	135,638	123,656	379,579	349,576

Gross profit	35,836	34,278	103,447	95,538

Selling and administrative expenses	22,979	22,318	68,150	63,746
Intangible asset amortization	596	624	1,788	1,291

Operating income	12,261	11,336	33,509	30,501

Other income, net	200	199	275	659
Interest expense, net	354	327	1,099	860

Income before income taxes	12,107	11,208	32,685	30,300

Income tax expense	2,775	4,006	7,504	10,574

Net income	$9,332	$7,202	$25,181	$19,726

Earnings per share
Basic	$0.79	$0.62	$2.14	$1.70
Diluted	$0.79	$0.61	$2.13	$1.69

Weighted average shares outstanding:
Basic	11,763	11,679	11,758	11,596
Diluted	11,778	11,700	11,778	11,626

Cash dividends declared per share	$0.14	$0.12	$0.42	$0.36

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

HOOKER FURNITURE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	For the
	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 28,	October 29,	October 28,	October 29,
	2018	2017	2018	2017

Net Income	$9,332	$7,202	$25,181	$19,726
Other comprehensive income (loss):
Amortization of actuarial loss	43	15	129	46
Income tax effect on amortization	(10)	(5)	(31)	(17)
Adjustments to net periodic benefit cost	33	10	98	29

Reclassification of tax effects due to the adoption of ASU 2018-02 (see Note 2)	-	-	111	-

Total Comprehensive Income	$9,365	$7,212	$25,390	$19,755

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

HOOKER FURNITURE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the
	Thirty-Nine Weeks Ended
	October 28,	October 29,
	2018	2017
Operating Activities:
Net income	$25,181	$19,726
Adjustments to reconcile net in provided by operating activities:
Depreciation and amortization	5,558	4,399
Gain on disposal of assets	(66)	(37)
Deferred income tax expense	254	1,735
Noncash restricted stock and performance awards	919	1,175
(Benefit from)/provision for doubtful accounts and sales allowances	(1,692)	125
Gain on life insurance policies	(608)	(453)
Changes in assets and liabilities:
Trade accounts receivable	8,147	16,179
Income tax recoverable	-	(954)
Inventories	(16,862)	(5,867)
Prepaid expenses, other current assets and insurance proceeds receivable	(484)	(836)
Trade accounts payable and legal contingency	5,566	(3,529)
Accrued salaries, wages, and benefits	(484)	(539)
Accrued income taxes	(2,412)	(4,323)
Customer deposits	(470)	(1,314)
Other accrued expenses	503	(254)
Deferred compensation	(2,253)	(435)
Other long-term liabilities	122	267
Net cash provided by operating activities	$20,919	$25,065

Investing Activities:
Acquisitions	-	(32,650)
Purchases of property and equipment	(2,464)	(2,708)
Proceeds received on notes from sale of assets	99	98
Proceeds received on life insurance policies	1,225	-
Premiums paid on life insurance policies	(620)	(639)
Net cash used in investing activities	(1,760)	(35,899)

Financing Activities:
Proceeds from long-term debt	-	12,000
Payments for long-term debt	(15,679)	(4,393)
Debt issuance cost	-	(39)
Cash dividends paid	(4,946)	(4,169)
Net cash (used in)/provided by financing activities	(20,625)	3,399

Net decrease in cash and cash equivalents	(1,466)	(7,435)
Cash and cash equivalents - beginning of year	30,915	39,792
Cash and cash equivalents - end of quarter	$29,449	$32,357

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$9,661	$14,103
Cash paid for interest, net	973	754
Non-cash transactions:
Acquisition cost paid in common stock	$-	$8,396
Increase in property and equipment through accrued purchases	104	26

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

HOOKER FURNITURE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar and share amounts in tables, except per share amounts, in thousands unless otherwise indicated)

(Unaudited)

For the Thirty-Nine Weeks Ended October 28, 2018

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

On September 29, 2017, we completed the previously disclosed acquisition of substantially all the assets of Shenandoah Furniture, Inc. (the “Shenandoah acquisition”). The results of operations of Shenandoah were included in our results of operations beginning on September 29, 2017 through the end of our fiscal 2018 third quarter ended on October 29, 2017.

The financial statements contained herein are being filed as part of a quarterly report on Form 10-Q covering the thirteen-week period (also referred to as “three months,” “three-month period,” “quarter,” “third quarter” or “quarterly period”) that began July 30, 2018, and the thirty-nine week period (also referred to as “nine months,” “nine-month period” or “year-to-date period”) that began January 29, 2018, which both ended October 28, 2018. This report discusses our results of operations for this period compared to the thirteen-week period that began July 31, 2017 and the thirty-nine week period that began January 30, 2017, which both ended October 29, 2017; and our financial condition as of October 28, 2018 compared to January 28, 2018.

References in these notes to the condensed consolidated financial statements of the Company to:

■	the 2019 fiscal year and comparable terminology mean the fiscal year that began January 29, 2018 and will end February 3, 2019; and

■	the 2018 fiscal year and comparable terminology mean the fiscal year that began January 30, 2017 and ended January 28, 2018.

2.      Recently Adopted Accounting Policies

In February 2018, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (“ASU 2018-02”). The new guidance allows the reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. ASU 2018-02 was issued in response to concerns regarding current accounting guidance that requires deferred tax assets and liabilities to be adjusted for the effect of a change in tax laws or rates with the effect included in income from continuing operations in the reporting period that includes the enactment date, even in situations in which the related income tax effects of items in accumulated other comprehensive income were originally recognized in other comprehensive income, rather than net income. Consequently, the stranded tax effects would not reflect the appropriate tax rate. The amendments of this ASU allow an entity to make a reclassification from accumulated other comprehensive income to retained earnings for the stranded tax effects, which is the difference between the historical federal corporate income tax rate of 35.0% and the newly enacted corporate income tax rate of 21.0%. We adopted ASU 2018-02 in the first quarter of fiscal 2019. The adoption resulted in the reclassification of $111,000 from accumulated other comprehensive income to retained earnings in the first quarter of fiscal 2019.

In May 2017, the FASB issued ASU 2017-09, Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting (“ASU 2017-09”). ASU 2017-09 was issued to provide clarity and reduce diversity in practice, cost and complexity when applying the guidance in Topic 718, Compensation—Stock Compensation, to a change to the terms or conditions of a share-based payment award. The amendments in this ASU provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. Essentially, an entity will not have to account for the effects of a modification if: (a) the fair value of the modified award is the same immediately before and after the modification; (b) the vesting conditions of the modified award are the same immediately before and after the modification; and (c) the classification of the modified award as either an equity instrument or liability instrument is the same immediately before and after the modification. We adopted the amendments in ASU 2017-09 as of the beginning of our 2019 fiscal year on January 29, 2018. The adoption of this guidance did not have an impact upon our financial condition or results of operations.

In March 2017, the FASB issued ASU 2017-07, Compensation – Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost (“ASU 2017-07”).  Previously net benefit cost was reported as an employee cost within operating income.  The amendment requires the bifurcation of net benefit cost.  The service cost component will be presented with the other employee compensation costs in operating income.  The other components will be reported separately outside of operations and will not be eligible for capitalization.  The amendment is effective for public entities for the annual reporting period beginning after December 15, 2017.  The guidance is required to be applied on a retrospective basis for the presentation of the service cost component and the other components of net benefit cost (including gains and losses on curtailments and settlements, and termination benefits paid through plans), and on a prospective basis for the capitalization of only the service cost component of net benefit cost.  Amounts capitalized into assets prior to the date of adoption should not be adjusted through a cumulative effect adjustment but should continue to be recognized in the normal course, as for example, inventory is sold or fixed assets are depreciated. We adopted ASU 2017-17 as of the beginning of our 2019 fiscal year on January 29, 2018. Please see Note 11 Employee Benefit Plans for the impact on our financial statements.

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

We record contract liabilities when we receive partial or full payment prior to fulfilling a performance obligation. Contract liabilities related to revenues are recorded in “Customer Deposits” on the accompanying condensed consolidated balance sheets. We had contract liabilities of $3.5 million as of October 28, 2018.

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

3.     Casualty Loss

On May 18, 2018, the Martinsville/Henry County, Va. area experienced torrential rains. Two of our Hooker Branded segment warehouse facilities were damaged as a result. The casualty loss caused only a nominal disruption in our ability to fulfill and ship orders. The costs associated with the recovery efforts exceeded our insurance deductible of $500,000. Consequently, we recorded a $500,000 casualty loss during the fiscal 2019 second quarter. We incurred another $409,000 of repair and remediation-related expenses during the third quarter, which we received from our casualty insurer in early December 2018.

4.     Accounts Receivable

	October 28,	January 28,
	2018	2018

Trade accounts receivable	$91,356	$98,592
Other accounts receivable allowances	(3,472)	(5,117)
Allowance for doubtful accounts	(906)	(1,014)
Accounts receivable	$86,978	$92,461

5.     Commitments and Contingencies

We are a party to legal proceedings and claims which arise during the ordinary course of business. We review our legal proceedings and claims and other legal matters on an ongoing basis and follow appropriate accounting guidance when making accrual and disclosure decisions. We establish accruals for those contingencies when the incurrence of a loss is probable and can be reasonably estimated, and we disclose the amount accrued and the amount of a reasonably possible loss in excess of the amount accrued, if such disclosure is necessary for our condensed financial statements to not be misleading. We do not record an accrual when the likelihood of loss being incurred is probable, but the amount cannot be reasonably estimated, or when the loss is believed to be only reasonably possible or remote, although we will make disclosures for material matters as required by ASC 450-20, Contingencies - Loss Contingencies. Our assessment of whether a loss is reasonably possible or probable is based on our assessment and consultation with legal counsel regarding the ultimate outcome of the matter.

In the fiscal 2019 third quarter, we recorded a $4.0 million liability and related insurance proceeds receivable for a claim arising from a lawsuit in which we were named a defendant. The liability is recorded in the “Legal contingency” line of our condensed consolidated balance sheets. The insurance proceeds receivable is recorded in the “Insurance proceeds receivable” line of our condensed consolidated balance sheets. The lawsuit stemmed from an auto-accident involving a trucking firm that had delivered products to one of our distribution facilities immediately prior to the accident. During the fiscal 2019 third quarter, the Company and its insurance carriers reached a $4.0 million settlement with the plaintiff; consequently, our insurance carriers will pay the $4.0 million settlement amount to the plaintiff on our behalf. The settlement is awaiting court approval which we expect in the 2019 fourth quarter. Based on consultation with legal counsel, we believe it is probable (as defined in ASC 450-20) the lawsuit will settle for $4.0 million and obtain court approval. The settlement of this claim is not expected to adversely affect our financial position or liquidity.

6.     Inventories

	October 28,	January 28,
	2018	2018
Finished furniture	$107,695	$92,502
Furniture in process	2,483	1,440
Materials and supplies	9,808	8,780
Inventories at FIFO	119,986	102,722
Reduction to LIFO basis	(19,243)	(18,263)
Inventories	$100,743	$84,459

7.      Property, Plant and Equipment

	Depreciable Lives	October 28,	January 28,
	(In years)	2018	2018

Buildings and land improvements	15 - 30	$24,539	$24,298
Computer software and hardware	3 - 10	18,568	18,302
Machinery and equipment	10	8,827	8,586
Leasehold improvements	Term of lease	9,282	8,982
Furniture and fixtures	3 - 10	2,290	2,186
Other	5	652	612
Total depreciable property at cost		64,158	62,966
Less accumulated depreciation		38,786	35,100
Total depreciable property, net		25,372	27,866
Land		1,067	1,067
Construction-in-progress		1,666	316
Property, plant and equipment, net		$28,105	29,249

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

As of October 28, 2018 and January 28, 2018, Company-owned life insurance was measured at fair value on a recurring basis based on Level 2 inputs. The fair value of the Company-owned life insurance is determined by inputs that are readily available in public markets or can be derived from information available in publicly quoted markets. Additionally, the fair value of the Company-owned life insurance is marked to market each reporting period and any change in fair value is reflected in income for that period.

As of January 28, 2018, the assets of the Home Meridian segment’s legacy Pension Plan (the “Pension Plan”) were measured at fair value on a recurring basis based on Level 1 inputs. Pension Plan assets, held in a trust account by the Plan’s trustee, primarily consisted of a wide-range of mutual fund asset classes, including domestic and international equities, fixed income securities such as corporate bonds, mortgage-backed securities, real estate investments and U.S. Treasuries. As of January 31, 2018, the date of the latest actuarial valuation, Pension Plan assets were netted against the Plan’s Projected Benefit Obligation (“PBO”) on that date to determine the Pension Plan’s funded status. Since the PBO exceeded the market value of the Pension Plan’s assets, the funded status was recorded in our condensed consolidated balance sheets as a net liability. During the fiscal 2019 third quarter, we transferred $3 million to the Pension Plan to reduce the underfunded balance and engaged in a “de-risking” strategy by moving Plan assets into fixed income securities, in order to reduce the volatility of the Plan Assets. As of October 28, 2018, the net asset for this plan was $617,000 shown on the “Other assets” line of our condensed consolidated balance sheets. The market value of pension plan assets shown below is as of January 31, 2018. See Note 11. Employee Benefit Plans for additional information about the Plan.

Our assets measured at fair value on a recurring basis at October 28, 2018 and January 28, 2018, were as follows:

	Fair value at October 28, 2018				Fair value at January 28, 2018
Description	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
				(In thousands)
Assets measured at fair value
Company-owned life insurance	$-	$23,499	$-	$23,499	$-	$23,622	$-	$23,622
Pension Plan assets*	8,757	-	-	8,757	8,757	-	-	8,757

* as of January 28, 2018 for Pension Plan assets.

9.     Intangible Assets

		October 28,	January 28,
Non-amortizable Intangible Assets	Segment	2018	2018
Goodwill	Home Meridian	$23,187	$23,187
Goodwill	All Other	16,871	16,871
Total Goodwill		40,058	40,058

Trademarks and trade names - Home Meridian	Home Meridian	11,400	11,400
Trademarks and trade names - Bradington-Young	All Other	861	861
Trademarks and trade names - Sam Moore	All Other	396	396
Total Trademarks and trade names		$12,657	$12,657

Total non-amortizable assets		$52,715	$52,715

Our amortizable intangible assets are recorded in our Home Meridian segment and All Other. The carrying amounts and changes therein of those amortizable intangible assets were as follows:

	Amortizable Intangible Assets
	Customer
	Relationships	Trademarks	Totals

Balance at January 28, 2018	$24,644	$838	$25,482
Amortization	(1,743)	(45)	(1,788)
Balance at October 28, 2018	$22,901	$793	$23,694

For the fourth quarter of fiscal 2019, amortization expense is expected to be approximately $596,000.

10.     Long-Term Debt

We made an unscheduled $10 million payment during the first quarter of fiscal 2019 towards the amounts outstanding under the New Unsecured Term Loan. Consequently, we wrote off $6,000 in capitalized debt issuance costs to interest expense. As of October 28, 2018, unamortized debt issuance costs of $60,000 were netted against the carrying value of our term loans on our condensed consolidated balance sheets.

As of October 28, 2018, we had an aggregate $28.5 million available under our revolving credit facility to fund working capital needs. Standby letters of credit in the aggregate amount of $1.5 million, used to collateralize certain insurance arrangements and for imported product purchases, were outstanding under the revolving credit facility as of October 28, 2018. There were no additional borrowings outstanding under the revolving credit facility as of October 28, 2018.

11.      Employee Benefit Plans

We maintain three retirement plans for the benefit of certain former and current employees, including a supplemental retirement income plan (“SRIP”) for certain former and current employees of Hooker Furniture Corporation, as well as two plans for the benefit of certain and former employees of Pulaski Furniture Corporation, which we assumed when we acquired the business of Home Meridian International. These legacy pension plan obligations include:

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

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 28,	October 29,	October 28,	October 29,
	2018	2017	2018	2017
Net periodic benefit costs
Service cost	81	76	243	228
Interest cost	206	280	618	839
Actuarial loss	43	15	129	45
Expected return on pension plan assets	(144)	(234)	(431)	(700)
Expected administrative expenses	70	70	210	210

Consolidated net periodic benefit costs	$256	$207	$769	$622

We adopted ASU 2017-07 as of the beginning of our 2019 fiscal year on January 29, 2018. Components of net periodic benefit cost other than the service cost for the SRIP, SERP and the Pension Plan are included in the line item “Other income, net” in our condensed consolidated statements of income. Service cost is included in our condensed consolidated statements of income under “Selling and administrative expenses.” The adoption resulted in the reclassification of $131,000 and $393,000 expense from Selling and administrative expenses to Other income, net in the third quarter and first nine months of our fiscal 2018 condensed consolidated statements of income.

The expected long-term rate of return on Pension Plan assets is 6.9% as of the Pension Plan’s most recent valuation date of January 28, 2018.

We contributed $110,000 in required contributions to the Pension Plan in the fiscal 2019 first quarter. In the third quarter, we made an additional $3 million contribution to the Pension Plan as part of a Pension Plan asset de-risking strategy. As part of this strategy, Pension Plan assets were moved into generally lower risk investments to preserve asset value. No benefits have accrued under the Pension Plan since it was frozen in March 1995. We expect savings from reduced Pension Plan administrative costs and PBGC premiums as a result of this contribution.

The SRIP and SERP plans are unfunded plans. Consequently, we expect to pay a total of approximately $179,000 in benefit payments from our general assets during the remainder of fiscal 2019 to fund SRIP and SERP payments.

12.     Earnings Per Share

We refer you to the discussion of Earnings Per Share in Note 1. Summary of Significant Accounting Policies, in the financial statements included in our 2018 Annual Report, for additional information concerning the calculation of earnings per share.

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

	October 28,	January 28,
	2018	2018

Restricted shares	22	16
Restricted stock units	14	19
	36	35

All restricted shares and RSUs awarded that have not yet vested are considered when computing diluted earnings per share. The following table sets forth the computation of basic and diluted earnings per share:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 28,	October 29,	October 28,	October 29,
	2018	2017	2018	2017

Net income	$9,332	$7,202	$25,181	$19,726
Less: Unvested participating restricted stock dividends	3	2	8	8
Net earnings allocated to unvested participating restricted stock	17	10	41	37
Earnings available for common shareholders	9,312	7,190	25,132	19,681

Weighted average shares outstanding for basic earnings per share	11,763	11,679	11,758	11,596
Dilutive effect of unvested restricted stock and RSU awards	15	21	20	30
Weighted average shares outstanding for diluted earnings per share	11,778	11,700	11,778	11,626

Basic earnings per share	$0.79	$0.62	$2.14	$1.70

Diluted earnings per share	$0.79	$0.61	$2.13	$1.69

13.     Income Taxes

We recorded income tax expense of $2.8 million for the fiscal 2019 third quarter compared to $4.0 million for the comparable prior year period. The effective tax rates for the fiscal 2019 and 2018 third quarters were 22.9% and 35.7%, respectively. The effective tax rates for the first nine months of fiscal 2019 and 2018 were 23.0% and 34.9%, respectively. Our effective tax rate was lower in the fiscal 2019 third quarter and first nine months as a result of the recently enacted Tax Cuts and Jobs Act, partially offset by increased state income taxes. We adopted ASU 2014-09 and 2018-02 in the first quarter of fiscal 2019. The adoptions resulted in the reclassification of $120,000 from federal tax payable and $111,000 from Accumulated Other Comprehensive Income, both to retained earnings.

The net unrecognized tax benefits as of October 28, 2018 and January 28, 2018, which, if recognized, would affect our effective tax rate are $82,000 and $80,000, respectively.

Tax years ending February 1, 2015 through January 28, 2018 remain subject to examination by federal and state taxing authorities.

14.      Segment Information

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

The following table presents segment information for the periods, and as of the dates, indicated:

	Thirteen Weeks Ended				Thirty-Nine Weeks Ended
	October 28, 2018		October 29, 2017		October 28, 2018		October 29, 2017
		% Net		% Net		% Net		% Net
Net Sales		Sales		Sales		Sales		Sales
Hooker Branded	$46,479	27.1%	$42,573	27.0%	$129,801	26.9%	$120,934	27.2%
Home Meridian	95,013	55.4%	92,068	58.3%	266,631	55.2%	262,173	58.9%
All Other	29,982	17.5%	23,293	14.7%	86,594	17.9%	62,007	13.9%
Consolidated	$171,474	100.0%	$157,934	100.0%	$483,026	100.0%	$445,114	100.0%

Gross Profit
Hooker Branded	$14,334	30.8%	$13,096	30.8%	$41,372	31.9%	$38,177	31.6%
Home Meridian	15,382	16.2%	15,808	17.2%	43,196	16.2%	42,875	16.4%
All Other	6,120	20.4%	5,374	23.1%	18,879	21.8%	14,486	23.4%
Consolidated	$35,836	20.9%	$34,278	21.7%	$103,447	21.4%	$95,538	21.5%

Operating Income
Hooker Branded	$5,712	12.3%	$4,964	11.7%	$17,381	13.4%	$15,047	12.4%
Home Meridian	4,829	5.1%	4,637	5.0%	10,168	3.8%	10,748	4.1%
All Other	1,720	5.7%	1,735	7.4%	5,960	6.9%	4,706	7.6%
Consolidated	$12,261	7.2%	$11,336	7.2%	$33,509	6.9%	$30,501	6.9%

Capital Expenditures
Hooker Branded	$350		$268		$699		$1,259
Home Meridian	143		580		330		1,090
All Other	1,138		145		1,435		359
Consolidated	$1,631		$993		$2,464		$2,708

Depreciation & Amortization
Hooker Branded	$984		$490		$1,479		$1,452
Home Meridian	851		673		1,795		2,012
All Other	1,248		539		2,284		935
Consolidated	$3,083		$1,702		$5,558		$4,399

	As of October 28,		As of January 28,
	2018	%Total	2018	%Total
Identifiable Assets		Assets		Assets
Hooker Branded	$135,060	47.6%	$129,986	47.8%
Home Meridian	109,725	38.7%	107,139	39.6%
All Other	39,088	13.8%	34,394	12.6%
Consolidated	$283,873	100.0%	$271,519	100.0%
Consolidated Goodwill and Intangibles	76,409		78,197
Total Consolidated Assets	$360,282		$349,716

Sales by product type are as follows:

	Net Sales (in thousands)
	Thirteen Weeks Ended				Thirty-Nine Weeks Ended
	October 28, 2018	%Total	October 29, 2017	%Total	October 28, 2018	%Total	October 29, 2017	%Total
Casegoods	$108,584	63%	$109,583	69%	$304,370	63%	$315,415	71%
Upholstery	62,890	37%	48,351	31%	178,656	37%	129,699	29%
	$171,474	100%	$157,934	100%	$483,026	100%	$445,114	100%

15. Subsequent Events

Dividends

On December 6, 2018, our board of directors declared a quarterly cash dividend of $0.15 per share, representing an increase of 7.1% or $0.01 per share, payable on December 31, 2018 to shareholders of record at December 17, 2018.

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

References to the “Shenandoah acquisition” refer to the acquisition of substantially all of the assets of Shenandoah Furniture, Inc. on September 29, 2017.  Except for one-month of Shenandoah’s prior-year results (September 29, 2017 through the end of our fiscal 2018 third quarter ended on October 29, 2017), comparable prior-year information for Shenandoah is not included in the financial statements presented in this report. References to the “HMI acquisition” refer to the acquisition of substantially all of the assets of Home Meridian International, Inc. on February 1, 2016.

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

■

adverse political acts or developments in, or affecting, the international markets from which we import products, including duties or tariffs imposed on those products by foreign governments or the U.S. government, such as the current U.S. administration imposing a 10% tariff on certain goods imported into the United States from China, including almost all furniture and furniture components manufactured in China, with the potential for the tariffs to increase to 25% in 2019;

■	the risks specifically related to the concentrations of a material part of our sales and accounts receivable in only a few customers;

■

the risks related to the Shenandoah acquisition including, maintaining Shenandoah’s existing customer relationships, the loss of key employees from Shenandoah, the disruption of ongoing businesses or inconsistencies in standards, controls, procedures and policies across the business which could adversely affect our internal control or information systems and the costs of bringing them into compliance and failure to realize benefits anticipated from the Shenandoah acquisition;

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

Also, our business is subject to a number of significant risks and uncertainties any of which can adversely affect our business, results of operations, financial condition or future prospects. For a discussion of risks and uncertainties that we face, see the Forward-Looking Statements detailed above and Item 1A, “Risk Factors” in our 2018 annual report on Form 10-K (the “2018 Annual Report”) and in this quarterly report on Form 10-Q.

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

This quarterly report on Form 10-Q includes our unaudited condensed consolidated financial statements for the thirteen-week period (also referred to as “three months,” “three-month period,” “quarter,” “third quarter” or “quarterly period”) that began July 30, and the thirty-nine week period (also referred to as “nine months,” “nine-month period” or “first nine months”) that began January 29, 2018, which both ended October 28, 2018. This report discusses our results of operations for this period compared to the 2018 fiscal year thirteen-week period that began July 31, 2017 and the thirty-nine week period that began January 30, 2017, which both ended October 29, 2017; and our financial condition as of October 28, 2018 compared to January 28, 2018.

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

Executive Summary-Results of Operations

The Shenandoah acquisition closed during the third quarter of fiscal 2018. Consequently, All Other’s prior year results only included one-month of Shenandoah’s results beginning on September 29, 2017 through the end of our fiscal 2018 third quarter ended on October 29, 2017.

Consolidated net sales for fiscal 2019 third quarter increased $13.5 million or 8.6% as compared to the prior year period, to $171.5 million due primarily to the inclusion of Shenandoah’s net sales for the full quarter, a $3.9 million or 9.2% net sales increase in the Hooker Branded segment and a $2.9 million or 3.2% net sales increase at the Home Meridian segment in the third quarter.

For the fiscal 2019 first nine months, consolidated net sales increased $37.9 million or 8.5% to $483.0 million primarily due to sales increases in All Other and in the Hooker Branded segment. All Other grew net sales by approximately 40% and contributed $24.6 million to the consolidated net sales increase mostly due to the addition of Shenandoah business. The Hooker Branded segment’s net sales increased $8.9 million or 7.3%, as compared to the prior year first nine months. Home Meridian segment net sales increased $4.5 million or 1.7% in the fiscal 2019 first nine months.

Consolidated net income increased $2.1 million or 29.6% in the third quarter and $5.5 million or 27.7% in the first nine months, as compared to the prior year periods, respectively. The increase was attributable to higher earnings on increased sales, as well as the tax rate reduction due to the recently enacted Tax Cuts and Jobs Act of 2017.

As discussed in greater detail under “Results of Operations” below, the following are the primary factors that affected our consolidated fiscal 2019 third quarter and first nine months results of operations:

■

Gross profit. Fiscal 2019 third quarter consolidated gross profit increased in absolute terms due primarily to increased gross profit in the Hooker Branded segment as a result of increased net sales and increased All Other gross profit principally due to the addition of Shenandoah’s net sales. These increases were partially offset by decreased gross profit in the Home Meridian segment. For the fiscal 2019 first nine months, consolidated gross profit increased in absolute terms primarily due to increases in All Other and the Hooker Branded segment. All Other gross profit increased primarily due to the inclusion of Shenandoah’s results. Home Meridian segment gross profit increased slightly in fiscal 2019 first nine months.

■

Selling and administrative expenses (“S&A”). Consolidated S&A expenses for fiscal 2019 third quarter increased in absolute terms due to the addition of Shenandoah’s operations in All Other and increased S&A expense in the Hooker Branded segment, partially offset by decreased S&A expenses in the Home Meridian segment. For the fiscal 2019 first nine months, consolidated S&A expenses increased in absolute terms mostly due to the addition of Shenandoah’s operations but decreased slightly as a percentage of net sales due to higher sales in both Hooker Branded and Home Meridian segments and in All Other.

■

Intangible asset amortization expense. Intangible amortization expense decreased in the fiscal 2019 third quarter due to the absence of amortization expense on some shorter lived Shenandoah acquisition-related intangible assets. Intangible amortization expense increased $497,000 in the fiscal 2019 first nine months due to the addition of amortization expense on Shenandoah acquisition-related intangibles.

■

Operating income. Consolidated operating income increased $925,000 or 8.2% and $3.0 million or 9.9% in absolute terms in the fiscal 2019 third quarter and first nine months, respectively, and stayed essentially flat as a percentage of net sales in both periods, due to the factors discussed above and in greater detail in the analysis below.

Review

Net sales increased in both reportable segments and in All Other for both the fiscal third quarter and first nine months.

Net sales growth in All Other for both the quarterly and year-to-date fiscal periods was mostly attributable to the inclusion of Shenandoah’s net sales, as well as over 10% net sales growth at Bradington-Young during the quarter and 7% net sales growth during the first nine months. With solid sales of luxury motion products, Bradington-Young incoming orders increased about 6% and backlog was over 30% higher than the prior year quarter. Sales at Sam Moore continued to run below prior year for both the quarterly and nine-month periods. However, better controlled labor costs and S&A expenses improved Sam Moore gross and operating margins. Incoming orders at Sam Moore decreased 3.8% in the third quarter, but its quarter-end backlog was 27.4% higher than prior year period, suggesting that sales will improve in the coming months. All upholstery units experienced a negative impact on margins from price increases in materials and components such as foam, plywood and steel and we experienced a lag between those cost increases and our own price increases to customers. Higher employee medical costs, particularly at the Bradington-Young and Shenandoah divisions, have also negatively affected margins. Although a smaller part of our business, H Contract continues to develop new product to broaden product offerings and become a more relevant supplier to the industry. Incoming orders were up 7.8% in the quarter and quarter-end backlog up over 26% over the same period last year.

The Hooker Branded segment’s net sales increased over 9% in the quarter, driven by our focus on advantaged channels of distribution, strong product lines and in-stock positions on best-sellers. Higher net sales were driven by higher incoming orders and good in-stock positions, which led to solid shipping in the third quarter. Year-to-date, Hooker Branded segment’s net sales increased 7.3%.

The Home Meridian segment grew net sales by $2.9 million or 3.2% in the third quarter. Increased net sales in the second and third quarters have now fully recovered from the sales miss due to disruptions with its Asian suppliers in the first quarter. Fiscal 2019 first nine months net sales were up $4.5 million or 1.7% compared to prior year period. The Home Meridian operating segment’s hospitality business unit had another strong quarter, with increased hotel projects and the continued success of a new product line launched earlier this year, growing sales by over 50% in the third quarter and 40% in the first nine months, respectively, compared to prior year periods. The business unit finished the third quarter with a backlog two times higher than the comparable prior year period last year. Ecommerce sales continued to grow in both periods increasing 55% % during the quarter and over 30% in the nine-month period, respectively. These sales increases were partially offset by decreased sales to major chains and club accounts. Overall, the Home Meridian segment’s incoming orders increased 32% in the third quarter, with a backlog 21.5% higher than prior year third quarter.

Sales of furniture imported from China comprised approximately 40% of our fiscal 2018 net sales. On September 24, 2018, a 10% tariff was imposed on almost all furniture and furniture components imported from China. We responded to the tariffs with a combination of price increases on certain imported Chinese furniture products and vendor price concessions. We do not believe the price increases negatively impacted sales in the fiscal 2019 third quarter. Hooker Branded segment product costs were not materially impacted by the tariff during the quarter because the tariff did not begin until late in the third quarter. Increased freight costs due to increased demand for shipping capacity ahead of the onset of tariffs negatively affected the Home Meridian segment’s freight costs during the quarter.

Our nine-month operating results also benefited from $1.0 million gains on Company-owned life insurance recorded in the first quarter, the absence of $700,000 Shenandoah-acquisition related costs and lower bad debt expense due to the absence of a write-off of a customer balance in the prior year, partially offset by the $500,000 casualty loss in the Hooker Branded segment recorded in the fiscal 2019 second quarter. In addition to our operating results, we generated almost $21 million in cash from operating activities, despite a $3 million cash contribution to our Pension Plan, paid about $16 million towards our term loans, including a $10 million unscheduled payment and paid approximately $5 million in cash dividends to our shareholders. Cash and cash equivalents stood at $29.4 million at quarter-end, close to the balance at the end of the 2018 fiscal year. Profitability, along with inventory management and cautious capital expenditures, have helped us maintain our strong, stable balance sheets.

Results of Operations

The following table sets forth the percentage relationship to net sales of certain items included in the condensed consolidated statements of income included in this report.

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 28,	October 29,	October 28,	October 29,
	2018	2017	2018	2017
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	79.1	78.3	78.5	78.5
Gross profit	20.9	21.7	21.4	21.5
Selling and administrative expenses	13.4	14.1	14.1	14.3
Intangible asset amortization	0.3	0.4	0.4	0.3
Operating income	7.2	7.2	6.9	6.9
Other income, net	0.1	0.1	0.1	0.2
Interest expense, net	0.2	0.2	0.2	0.2
Income before income taxes	7.1	7.1	6.8	6.8
Income tax expense	1.6	2.5	1.6	2.4
Net income	5.4	4.6	5.2	4.4

Fiscal 2019 Third Quarter Compared to Fiscal 2018 Third Quarter

	Net Sales
	Thirteen Weeks Ended
	October 28, 2018		October 29, 2017		$ Change	% Change
		% Net Sales		% Net Sales
Hooker Branded	$46,479	27.1%	$42,573	27.0%	$3,906	9.2%
Home Meridian	95,013	55.4%	92,068	58.3%	2,945	3.2%
All Other	29,982	17.5%	23,293	14.7%	6,689	28.7%
Consolidated	$171,474	100%	$157,934	100%	$13,540	8.6%

Unit Volume	FY19 Q3 % Increase vs. FY18 Q3	Average Selling Price (ASP)	FY19 Q3 % Increase vs. FY18 Q3

Hooker Branded	16.6%	Hooker Branded	-7.1%
Home Meridian	-1.3%	Home Meridian	3.6%
All Other*	-6.9%	All Other*	7.7%
Consolidated	0.7%	Consolidated	2.9%

*Shenandoah is excluded from All Other in the Unit Volume and ASP tables above since only one month of its results was included in our fiscal 2018 third quarter. Consequently, we believe including its fiscal 2019 third quarter results would skew All Other’s results and reduce the usefulness of the table above.

Consolidated net sales increased due to sales increases in both Hooker Branded and Home Meridian segments, and All Other. Net sales increased in All Other due primarily to the inclusion of Shenandoah net sales and solid sales growth at Bradington-Young, while partially offset by sales decrease at Sam Moore. All Other’s ASP increased due to increased sales of higher-priced Bradington-Young products. All Other’s unit volumes decreased primarily due to decreased sales volume at Sam Moore. Hooker Branded segment ASP decreased due to product mix and slightly increased discounting at Hooker Casegoods. The net sales increase at Hooker Branded segment was attributable to increased unit volume at Hooker Casegoods and Hooker Upholstery as well as increased ASP at Hooker Upholstery. Home Meridian segment ASP increased due to favorable customer allowances. Its unit volume decreased due to sales decline to major furniture chains, partially offset by sales increases at hospitality and emerging channels.

	Gross Income and Margin
	Thirteen Weeks Ended
	October 28, 2018		October 29, 2017		$ Change	% Change
		% Net Sales		% Net Sales
Hooker Branded	$14,334	30.8%	$13,096	30.8%	$1,238	9.5%
Home Meridian	15,382	16.2%	15,808	17.2%	(426)	-2.7%
All Other	6,120	20.4%	5,374	23.1%	746	13.9%
Consolidated	$35,836	20.9%	$34,278	21.7%	$1,558	4.5%

Consolidated gross profit increased in absolute terms but decreased as a percentage of net sales in the fiscal 2019 third quarter.

■

The Hooker Branded segment contributed $1.2 million to the consolidated gross profit increases due to its strong sales in the quarter. Hooker Branded segment margin stayed flat despite slightly higher discounting in the fiscal 2019 quarter. Segment product costs remained favorable as the direct impact of the tariffs did not begin until late in the quarter.

■

Home Meridian segment gross margin decreased in absolute terms and as a percentage of net sales due to lower-margin orders in several divisions and increased product costs. Increased freight costs due to increased demand for shipping capacity ahead of the onset of tariffs negatively affected the Home Meridian segment’s freight costs during the quarter.

■

Increased gross profit in All Other was due primarily to the inclusion of Shenandoah’s results. It decreased as a percentage of net sales due primarily to higher material and overhead costs in our domestic upholstery manufacturing divisions.

	Selling and Administrative Expenses (S&A)
	Thirteen Weeks Ended
	October 28, 2018		October 29, 2017		$ Change	% Change
		% Net Sales		% Net Sales
Hooker Branded	$8,623	18.6%	$8,133	19.1%	$490	6.0%
Home Meridian	10,219	10.8%	10,837	11.8%	(618)	-5.7%
All Other	4,137	13.8%	3,348	14.4%	789	23.6%
Consolidated	$22,979	13.4%	$22,318	14.1%	$661	3.0%

Consolidated selling and administrative (“S&A”) expenses increased in absolute terms but decreased as a percentage of net sales in the fiscal 2019 third quarter.

■

Hooker Branded segment S&A expenses increased in absolute terms in the fiscal 2019 third quarter driven by higher employee compensation and benefits expenses due to increased headcount and higher employee medical costs, as well as higher bonus accrual and commissions due to increased net sales. These increases were partially offset by the absence of $700,000 Shenandoah-acquisition related costs recorded in prior year period. Hooker Branded segment S&A expenses decreased as a percentage of net sales due to higher net sales.

■

Home Meridian segment S&A expenses decreased in absolute terms and as a percentage of net sales due to bonus accrual adjustment, partially offset by increased employee compensation due to increased head-count and related benefits expenses.

■	All Other S&A expenses increased principally due to the inclusion of Shenandoah’s operations as well as higher compensation and benefits expenses.

	Intangible Asset Amortization
	Thirteen Weeks Ended
	October 28, 2018		October 29, 2017		$ Change	% Change
		% Net Sales		% Net Sales
Intangible asset amortization	$596	0.3%	$624	0.4%	$(28)	-4.5%

Intangible asset amortization expense decreased in the current year quarter due to the absence of amortization expense on some shorter-lived Shenandoah acquisition-related intangible assets.

	Operating Profit and Margin
	Thirteen Weeks Ended
	October 28, 2018		October 29, 2017		$ Change	% Change
		% Net Sales		% Net Sales
Hooker Branded	$5,712	12.3%	$4,964	11.7%	$748	15.1%
Home Meridian	4,829	5.1%	4,637	5.0%	192	4.1%
All Other	1,720	5.7%	1,735	7.4%	(15)	-0.9%
Consolidated	$12,261	7.2%	$11,336	7.2%	$925	8.2%

Operating profitability increased in absolute terms and was flat as a percentage of net sales, due to the factors discussed above.

	Interest Expense, net
	Thirteen Weeks Ended
	October 28, 2018		October 29, 2017		$ Change	% Change
		% Net Sales		% Net Sales
Consolidated interest expense, net	$354	0.2%	$327	0.2%	$27	8.3%

Consolidated interest expense increased due to increases in the interest rates on our variable-rate term loans, partially offset by the unscheduled $10 million debt payment made earlier in the fiscal year on the New Unsecured Term Loan.

	Income taxes
	Thirteen Weeks Ended
	October 28, 2018		October 29, 2017		$ Change	% Change
		% Net Sales		% Net Sales
Consolidated income tax expense	$2,775	1.6%	$4,006	2.5%	$(1,231)	-30.7%

Effective Tax Rate	22.9%		35.7%

We recorded income tax expense of $2.8 million for the fiscal 2019 third quarter compared to $4.0 million for the comparable prior year period. The effective tax rates for the fiscal 2019 and 2018 third quarters were 22.9% and 35.7%, respectively. Our effective tax rate was lower in the fiscal 2019 third quarter as a result of the recently enacted Tax Cuts and Jobs Act of 2017.

	Net Income
	Thirteen Weeks Ended
	October 28, 2018		October 29, 2017		$ Change	% Change
Net Income		% Net Sales		% Net Sales
Consolidated	$9,332	5.4%	$7,202	4.6%	$2,130	29.6%

Diluted earnings per share		0.79	$0.61

Fiscal 2019 First Nine Months Compared to Fiscal 2018 First Nine Months

	Net Sales
	Thirty-Nine Weeks Ended
	October 28, 2018		October 29, 2017		$ Change	% Change
		% Net Sales		% Net Sales
Hooker Branded	$129,801	26.9%	$120,934	27.2%	$8,867	7.3%
Home Meridian	266,631	55.2%	262,173	58.9%	4,458	1.7%
All Other	86,594	17.9%	62,007	13.9%	24,587	39.7%
Consolidated	$483,026	100%	$445,114	100%	$37,912	8.5%

Unit Volume	FY19 YTD % Increase vs. FY18 YTD	Average Selling Price (ASP)	FY19 YTD % Increase vs. FY18 YTD

Hooker Branded	8.9%	Hooker Branded	-1.8%
Home Meridian	1.3%	Home Meridian	-0.9%
All Other*	-6.3%	All Other*	6.6%
Consolidated	1.9%	Consolidated	0.2%

*Shenandoah is excluded from All Other in the Unit Volume and ASP tables above since only one month of its results was included in our fiscal 2018 first nine-month results. Consequently, we believe including its fiscal 2019 first nine-month results would skew All Other results and reduce the usefulness of the table above.

Consolidated net sales increased due primarily to the inclusion of Shenandoah’s net sales in All Other as well as sales increases in the Hooker Branded and Home Meridian segments. The net sales increase in All Other was attributable to the addition of eight months of Shenandoah net sales in the first nine months and to a lesser extent, sales growth at Bradington-Young, partially offset by a sales decrease at Sam Moore. Hooker Branded segment ASP decreased slightly due to product mix. Hooker Branded segment unit volume increased due to our focus on winning channels of distribution, strong product lines and in-stock positions on best-sellers. The Home Meridian segment’s net sales increased modestly for the year. Home Meridian segment sales were negatively affected by vendor shipping delays in the first quarter as the result of the timing of Chinese New Year. Primarily in the third quarter, sales recovered from this issue, resulting in an increase of $4.5 million over prior year nine months. Home Meridian segment ASP decreased slightly due to mix of customers. All Other’s ASP increased due to increased sales of higher-priced Bradington-Young products and the lack of Homeware liquidation sales due to the shuttering of that division in the prior year. All Other’s unit volume decreased due to the volume decline at Sam Moore and the lack of Homeware unit volume in the current fiscal year.

	Gross Income and Margin
	Thirty-Nine Weeks Ended
	October 28, 2018		October 29, 2017		$ Change	% Change
		% Net Sales		% Net Sales
Hooker Branded	$41,372	31.9%	$38,177	31.6%	$3,195	8.4%
Home Meridian	43,196	16.2%	42,875	16.4%	321	0.7%
All Other	18,879	21.8%	14,486	23.4%	4,393	30.3%
Consolidated	$103,447	21.4%	$95,538	21.5%	$7,909	8.3%

Consolidated gross profit increased in absolute terms due to increases in All Other and in the Hooker Branded segment. All Other gross profit increased primarily due to the addition of Shenandoah’s results. Hooker Branded segment gross profit increased due to sales growth (partially offset by $500,000 casualty loss recorded in the fiscal 2019 second quarter) and the absence of a one-time vendor price concession due to a vendor quality issue which led to lower product costs in the fiscal 2018 first quarter. Home Meridian’s gross profit increased slightly in absolute terms and stayed essentially flat as a percentage of net sales.

	Selling and Administrative Expenses (S&A)
	Thirty-Nine Weeks Ended
	October 28, 2018		October 29, 2017		$ Change	% Change
		% Net Sales		% Net Sales
Hooker Branded	$23,992	18.5%	$23,132	19.1%	$860	3.7%
Home Meridian	32,027	12.0%	31,126	11.9%	901	2.9%
All Other	12,131	14.0%	9,488	15.3%	2,643	27.9%
Consolidated	$68,150	14.1%	$63,746	14.3%	$4,404	6.9%

Consolidated S&A expenses increased in absolute terms and decreased slightly as a percentage of net sales, due primarily to the addition of Shenandoah’s operations and increased net sales.

■

Hooker Branded segment S&A expenses increased due primarily to increased compensation and benefits expense, as well as higher bonus and selling costs as the result of sales growth. These increases were partially offset by a $1.0 million gain on company-owned life insurance recognized during the fiscal 2019 first quarter, the absence of $700,000 Shenandoah-acquisition related costs recorded in fiscal 2018 third quarter, and lower bad debts expense in the first nine months.

■

Home Meridian segment S&A expenses increased in absolute terms and stayed essentially flat as a percentage of net sales, driven by increased employee compensation and benefits expense and increased professional service fees due primarily to higher compliance costs. These increases were partially offset by decreased selling expenses and favorable bad debts expense due to a customer balance written off during the prior year period.

■	The increased expenses in All Other are due principally to the inclusion of Shenandoah’s operations.

	Intangible Asset Amortization
	Thirty-Nine Weeks Ended
	October 28, 2018		October 29, 2017		$ Change	% Change
		% Net Sales		% Net Sales
Intangible asset amortization	$1,788	0.4%	$1,291	0.3%	$497	38.5%

Intangible asset amortization expense was higher in the current year nine-month period due to the addition of Shenandoah acquisition-related amortization expense.

	Operating Profit and Margin
	Thirty-Nine Weeks Ended
	October 28, 2018		October 29, 2017		$ Change	% Change
		% Net Sales		% Net Sales
Hooker Branded	$17,381	13.4%	$15,047	12.4%	$2,334	15.5%
Home Meridian	10,168	3.8%	10,748	4.1%	(580)	-5.4%
All Other	5,960	6.9%	4,706	7.6%	1,254	26.6%
Consolidated	$33,509	6.9%	$30,501	6.9%	$3,008	9.9%

Operating profitability increased in absolute terms and stayed flat as a percentage of net sales for the fiscal 2019 first nine months compared to the same prior-year period, due to the factors discussed above.

	Interest Expense, net
	Thirty-Nine Weeks Ended
	October 28, 2018		October 29, 2017		$ Change	% Change
		% Net Sales		% Net Sales
Consolidated interest expense, net	$1,099	0.2%	$860	0.2%	$239	27.8%

Consolidated interest expense increased due to increases in the interest rates on our variable-rate term loans and additional interest expense on the Shenandoah acquisition-related term loan, partially offset by the $10 million unscheduled loan payment made on the New Unsecured Term Loan in the first quarter of fiscal 2019.

	Income taxes
	Thirty-Nine Weeks Ended
	October 28, 2018		October 29, 2017		$ Change	% Change
		% Net Sales		% Net Sales
Consolidated income tax expense	$7,504	1.6%	$10,574	2.4%	$(3,070)	-29.0%

Effective Tax Rate	23.0%		34.9%

We recorded income tax expense of $7.5 million for the fiscal 2019 first nine months compared to $10.6 million for the same prior year period. The effective tax rates for the fiscal 2019 and 2018 first nine-months were 23.0% and 34.9%, respectively. Our effective tax rate was lower in the fiscal 2019 nine-month period as a result of the recently enacted Tax Cuts and Jobs Act of 2017, partially offset by increased state income taxes. We adopted ASU 2014-09 and ASU 2018-02 in the first quarter of fiscal 2019. The adoptions resulted in the reclassification of $120,000 from federal tax payable and $111,000 from Accumulated Other Comprehensive Income, both to retained earnings.

	Net Income
	Thirty-Nine Weeks Ended
	October 28, 2018		October 29, 2017		$ Change	% Change
Net Income		% Net Sales		% Net Sales
Consolidated	$25,181	5.2%	$19,726	4.4%	$5,455	27.7%

Diluted earnings per share	$2.13		$1.69

Outlook

Effective September 24, 2018, the current U.S. administration imposed a 10% tariff on certain goods imported into the United States from China, including almost all furniture and furniture components manufactured in China, with the potential for the tariffs to increase to 25% in 2019. In fiscal 2018, approximately 40% of our sales were imported from China. We are increasing inventory levels ahead of the possible imposition of the 25% tariff. Additionally, we are pursuing additional sourcing relationships outside of China. Our inability to reduce product costs, pass through price increases or find other suitable manufacturing sources outside of China may have a material adverse impact on sales volume, earnings and liquidity.

As of the end of the fiscal 2019 third quarter, consolidated orders were up 19%, and backlog was up 17% compared to the prior-year quarter, with the higher backlog driven by Home Meridian. At Hooker Branded, Hooker Casegoods has fueled momentum with a speed-to-market strategy in which the division pre-ordered two major new collections prior to the Fall High Point Market that had been favorably previewed by major retailers in late summer. Because these collections will begin shipping to retailers in early January, several months quicker than the typical product introduction cycle, we were able to get additional retail placements at market. At Home Meridian, several initiatives are now in place to re-energize its business through traditional channels. These initiatives span multiple business units and we expect they will begin delivering improved sales results in the fourth quarter of fiscal 2019. We expect fourth quarter shipments to be very strong based on current order and backlog trends and that improved sales in the fourth quarter will leverage fixed costs and improve profitability at Home Meridian for the period. In All Other, while the top line is solid at Bradington-Young and Shenandoah, we are working on improvements that will help to bring profitability at each division back to historical levels. With the solid growth at Bradington-Young over the last four fiscal years, we are investing over $5 million dollars in a factory expansion in Hickory, N.C. that will be completed early next year. We expect capacity will increase by 50%. The Sam Moore division is actively searching for a new president and we expect to have a new president in place by the end of the fiscal year. Additionally, H Contract is on the front end of a strategy to broaden its product line and pursue a more aggressive product introduction strategy. Orders were up nearly 8% in the quarter, and quarter-end backlog is up over 26% compared to the same period last year. The Hooker Branded Segment, along with the domestic upholstery divisions of All Other, continue to gain positive traction from a long-range strategy to develop new business in advantaged and winning channels of distribution, particularly Interior Design and e-commerce channels.

We view macroeconomic trends as a bit more mixed and uncertain than in recent months given a bumpy stock market, a slow-down in the housing sector and our concerns about a further increase in the China tariffs in 2019. However, based on incoming order trends, higher backlogs at Home Meridian, overall momentum in our businesses, recent progress in trade negotiations between the U.S. and China, we are bullish as we look to the fourth quarter.

We face a number of significant risks and uncertainties, as more fully discussed in Item 1A, “Risk Factors” in our 2018 Annual Report and in this quarterly report on Form 10-Q.

Financial Condition, Liquidity and Capital Resources

Cash Flows – Operating, Investing and Financing Activities

	Thirty-Nine Weeks Ended
	October 28,	October 29,
	2018	2017
Net cash provided by operating activities	$20,919	$25,065
Net cash used in investing activities	(1,760)	(35,899)
Net cash (used in)/provided by financing activities	(20,625)	3,399
Net decrease in cash and cash equivalents	$(1,466)	$(7,435)

During the nine months ended October 28, 2018, cash generated from operations of $20.9 million (despite a $3.0 million contribution to our Pension Plan) and $1.2 million in proceeds received under Company-owned life insurance policies helped to pay $15.7 million in long-term debt payments, $4.9 million in cash dividends, $2.5 million of capital expenditures to enhance our business systems and facilities, and $620,000 in life insurance premiums.

In comparison, during the nine months period ended October 29, 2017, cash generated from operations, cash on hand and $12 million term-loan proceeds helped fund the Shenandoah acquisition, pay $4.4 million in long-term debt payments, cash dividends of $4.2 million ,capital expenditures of $2.7 million to enhance our business systems and facilities, and $639,000 in life insurance premiums.

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

We were in compliance with each of these financial covenants at October 28, 2018 and expect to remain in compliance with existing covenants for the foreseeable future.

Due to our strong cash position, we made an unscheduled $10 million payment during the first quarter of fiscal 2019 towards the amounts outstanding under the New Unsecured Term Loan. We believe we will save approximately $300,000 in interest expense in fiscal 2019 because of this payment. As of October 28, 2018, $20.4 million was outstanding under the Unsecured Term Loan, $17.1 million was outstanding under the Secured Term Loan, and $286,000 was outstanding under the New Unsecured Term Loan, respectively.

Revolving Credit Facility Availability

As of October 28, 2018, we had an aggregate $28.5 million available under our revolving credit facility to fund working capital needs. Standby letters of credit in the aggregate amount of $1.5 million, used to collateralize certain insurance arrangements and for imported product purchases, were outstanding under the revolving credit facility as of October 28, 2018. There were no additional borrowings outstanding under the revolving credit facility as of October 28, 2018.

Capital Expenditures

We expect to spend between $500,000 to $1.0 million in capital expenditures in the fourth quarter of the 2019 fiscal year to maintain and enhance our operating systems and facilities.

Share Repurchase Authorization

During fiscal 2013, our Board of Directors authorized the repurchase of up to $12.5 million of shares of the Company’s common stock. The authorization does not obligate us to acquire a specific number of shares during any period and does not have an expiration date, but it may be modified, suspended or discontinued at any time at the discretion of our Board of Directors. Repurchases may be made from time to time in the open market, or through privately negotiated transactions or otherwise, in compliance with applicable laws, rules and regulations, and subject to our cash requirements for other purposes, compliance with the covenants under the Loan Agreement and other factors we deem relevant. No shares have been repurchased since fiscal 2013. Approximately $11.8 million remained available for future repurchases under the authorization as of October 28, 2018.

Recently Issued Accounting Standards

In February 2016, the FASB issued ASU 2016-02 Leases, which, among other things, requires lessees to recognize a right-of-use asset and a liability on the balance sheet for all leases, with the exception of short-term leases. This change will increase reported assets and liabilities by lessees– in some cases very significantly. The lease liability recognized will be equal to the present value of lease payments and the right-of-use asset will be based on the lease liability, subject to adjustment such as for initial direct costs. Leases will continue to be classified as either operating or finance leases in the income statement. Lessor accounting remains substantially similar to current GAAP. ASU 2016-02 supersedes Topic 840, Leases. Originally, entities were required to adopt ASU 2016-02 using a modified retrospective transition method. However, in July 2018, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements, which provides entities with an additional transition method. Under ASU 2018-11, entities have the option of initially applying the new lease guidance at the adoption date, rather than at the beginning of the earliest period presented and recognizing the cumulative effect of applying the new standard as an adjustment to beginning retained earnings in the year of adoption while continuing to present all prior periods under previous lease accounting guidance. We expect to elect this transition method at the adoption date of February 4, 2019 and are currently evaluating the practical expedients available to us as a result of using this method of adoption. During the first nine-months of fiscal 2019, we identified all of our leases, the majority of which are for real estate used in our operations and substantially completed an initial search for embedded leases in our contracts and agreements. Based on initial calculations, we expect to record a significant right-of-use asset and lease liability upon adoption. We are continuing to evaluate the impact that the adoption of ASU 2016-02 will have on our consolidated financial statements. During the remaining months before adoption, we are working to complete our search for embedded leases, ensure the accuracy and completeness of the identified lease population and our initial calculations, as well as evaluating changes needed to our accounting processes and internal controls upon adoption.

In August 2018, the FASB issued ASU No. 2018-14, Compensation —Retirement Benefits —Defined Benefit Plans —General (Subtopic 715-20) —Disclosure Framework —Changes to the Disclosure Requirements for Defined Benefit Plans (“ASU 2018-14”). The amendments in this update change the disclosure requirements for employers that sponsor defined benefit pension and/or other post-retirement benefit plans. It eliminates requirements for certain disclosures that are no longer considered cost beneficial and requires new disclosures that the FASB considers pertinent. The guidance is effective for fiscal years ending after December 15, 2020. Early adoption is permitted. We do not expect the adoption of ASU 2018-14 will have a material impact on our consolidated financial statements or disclosures.

Casualty Loss

On May 18, 2018, the Martinsville/Henry County, Va. area experienced torrential rains. Two of our Hooker Branded segment warehouse facilities were damaged as a result. The casualty loss caused only a nominal disruption in our ability to fulfill and ship orders. The costs associated with the recovery efforts exceeded our insurance deductible of $500,000. Consequently, we recorded a $500,000 casualty loss during the fiscal 2019 second quarter. We incurred another $409,000 of repair and remediation-related expenses during the third quarter, which we received from our casualty insurer in early December 2018.

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

Interest Rate Risk

Borrowings under our revolving credit facility and the Unsecured Term Loan bear interest based on LIBOR plus 1.5% and borrowings under the Secured Term Loan bear interest based on LIBOR plus 0.5%. As such, these debt instruments expose us to market risk for changes in interest rates. There was no outstanding balance under our revolving credit facility as of October 28, 2018, other than standby letters of credit in the amount of $1.5 million. However, as of October 28, 2018, $37.7 million was outstanding under our term loans. A 1% increase in the LIBOR rate would result in an annual increase in interest expenses on our terms loans of approximately $343,000.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended October 28, 2018. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective as of October 28, 2018 to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to the Company’s management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure and are effective to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

There have been no changes in our internal control over financial reporting during the fiscal quarter ended October 28, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A.     Risk Factors

Other than the item mentioned below, there has been no material change in the risk factors set forth under Part 1, Item 1A “Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 2018.

Recently enacted tariffs on manufactured goods imported from China could adversely affect our business.

Effective September 24, 2018, the current U.S. administration imposed a 10% tariff on certain goods imported into the United States from China, including all furniture and furniture components manufactured in China, with the potential for the tariffs to increase to 25% in 2019. In fiscal 2018, approximately 40% of our sales were imported from China. Inability to reduce product costs, pass through price increases or find other suitable manufacturing sources outside of China may have a material adverse impact on sales volume, earnings and liquidity.

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

4.1	Amended and Restated Articles of Incorporation of the Company, as amended (See Exhibit 3.1)

4.2	Amended and Restated Bylaws of the Company, as amended (See Exhibit 3.2)

10.1	Employment Agreement, dated June 4, 2018, between Anne Jacobsen and the Company*

10.2	Employment Agreement, dated June 25, 2018, between Donald Lee Boone and the Company*

10.3	Employment Agreement, dated June 4, 2018, between Jeremy Hoff and the Company*

10.4	Employment Agreement, dated June 4, 2018, between Douglas Townsend and the Company*

31.1*	Rule 13a-14(a) Certification of the Company’s principal executive officer

31.2*	Rule 13a-14(a) Certification of the Company’s principal financial officer

32.1**

Rule 13a-14(b) Certification of the Company’s principal executive officer and principal financial officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*

The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended October 28, 2018, formatted in Extensible Business Reporting Language (“XBRL”): (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of income, (iii) condensed consolidated statements of comprehensive income, (iv) condensed consolidated statements of cash flows, and (v) the notes to the condensed consolidated financial statements

*Filed herewith

** Furnished herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOOKER FURNITURE CORPORATION

Date: December 6, 2018	By:	/s/ Paul A. Huckfeldt
Paul A. Huckfeldt
Chief Financial Officer and
Senior Vice President – Finance and
Accounting