Form 10-K
period 2019-02-03
HOOKER FURNITURE CORP
filed 2019-04-19
CIK 1077688

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

Form 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended February 3, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated Filer ☐	Accelerated Filer ☒
Non-accelerated Filer ☐	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $514.7 million.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of April 12, 2019:

Common stock, no par value	11,785,147
(Class of common stock)	(Number of shares)

Documents incorporated by reference: Portions of the registrant’s definitive Proxy Statement for its Annual Meeting of Shareholders scheduled to be held June 12, 2019 are incorporated by reference into Part III.

Hooker Furniture Corporation

All references to 2019, 2018, 2017, 2016 and 2015 or other years are referring to our fiscal years, unless otherwise stated. Our fiscal years end on the Sunday closest to January 31, with fiscal 2019 ending on February 3, 2019. Our quarterly periods are based on thirteen-week “reporting periods” (which end on a Sunday) rather than quarterly periods consisting of three calendar months. As a result, each quarterly period generally is thirteen weeks, or 91 days, long, except as noted below. In some years (generally once every six years) the fourth quarter will be fourteen weeks long and the fiscal year will consist of fifty-three weeks. The 2019 fiscal year that ended on February 3, 2019 was a 53-week fiscal year.

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

During fiscal 2018, we acquired substantially all of the assets and assumed certain liabilities of Shenandoah Furniture, Inc. The results of operations of Shenandoah are included in our results beginning on September 29, 2017 (the date of the acquisition). Consequently, prior-year information before September 29, 2017 for Shenandoah is not included in the financial statements presented in this report. We acquired the assets and assumed certain liabilities of Home Meridian International, Inc. on February 1, 2016, the first day of our 2017 fiscal year. Consequently, Home Meridian’s results are not included in our results prior to the 2017 fiscal year.

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

■

adverse political acts or developments in, or affecting, the international markets from which we import products, including duties or tariffs imposed on those products by foreign governments or the U.S. government, such as the current U.S. administration imposing a 10% tariff on certain goods imported into the United States from China, including almost all furniture and furniture components manufactured in China, with the potential for additional or increased tariffs in the future;

■	changes in U.S. and foreign government regulations and in the political, social and economic climates of the countries from which we source our products;

■	the risks specifically related to the concentrations of a material part of our sales and accounts receivable in only a few customers;

■	our inability to collect amounts owed to us;

■

disruptions involving our vendors or the transportation and handling industries, particularly those affecting imported products from Vietnam and China, including customs issues, labor stoppages, strikes or slowdowns and the availability of shipping containers and cargo ships;

■

the interruption, inadequacy, security breaches or integration failure of our information systems or information technology infrastructure, related service providers or the internet or other related issues including unauthorized disclosures of confidential information or inadequate levels of cyber-insurance or risks not covered by cyber insurance;

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

■

risks associated with our reliance on offshore sourcing and the cost of imported goods, including fluctuation in the prices of purchased finished goods, ocean freight costs and warehousing costs and the risk that a disruption in our offshore suppliers could adversely affect our ability to timely fill customer orders;

■	higher than expected employee medical and workers’ compensation costs that may increase the cost of our high-deductible healthcare and workers compensation plans;

■	our ability to successfully implement our business plan to increase sales and improve financial performance;

■	product liability claims;

■

risks related to our recently terminated Pension Plan, including future plan settlement charges, possible additional cash contributions or other costs or expenses; changes in actuarial assumptions, the interest rate environment, the return on plan assets and future funding obligations, which can affect future funding obligations, costs and plan liabilities;

■	risks related to our other defined benefit plans;

■	the possible impairment of our long-lived assets, which can result in reduced earnings and net worth;

■	the cost and difficulty of marketing and selling our products in foreign markets;

■	price competition in the furniture industry;

■	difficulties in forecasting demand for our imported products;

■	changes in domestic and international monetary policies and fluctuations in foreign currency exchange rates affecting the price of our imported products and raw materials;

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

■

changes in consumer preferences, including increased demand for lower-quality, lower-priced furniture due to, among other things, fluctuating consumer confidence, amounts of discretionary income available for furniture purchases and the availability of consumer credit; and

■

higher than expected costs associated with product quality and safety, including regulatory compliance costs related to the sale of consumer products and costs related to defective or non-compliant products.

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

We believe our acquisition of Home Meridian has better positioned us in some of the fastest growing and advantaged channels of distribution, including e-commerce, warehouse membership clubs and contract furniture. While growing faster than industry average, these channels tend to operate at lower margins. This acquisition has provided the Home Meridian segment’s leadership with greater financial flexibility by virtue of Hooker’s strong balance sheet and, consequently, has afforded it greater operational focus.

We also believe our acquisition of Shenandoah Furniture, a North Carolina-based domestic upholsterer, has better positioned us in the “lifestyle specialty” retail distribution channel. For that channel, domestically-produced, customizable upholstery is extremely viable and preferred by the end consumers who shop at retailers in that channel.

Reportable Segments

Furniture sales account for all of our net sales. For financial reporting purposes and as described further below, we are organized into two reportable segments, Hooker Branded and Home Meridian. Our other businesses are aggregated into “All Other”. See Note 17 to our consolidated financial statements for additional financial information regarding our operating segments.

Products

Our product lines cover the design spectrum of residential furniture: traditional, contemporary and transitional. Further, our product lines are in the “good”, “better” and “best” product categories, which carry medium and upper price points and consist of:

■	The Hooker Branded segment which includes two businesses:
□

Hooker Casegoods, which covers a wide range of design categories and includes home entertainment, home office, accent, dining and bedroom furniture in the upper-medium price points sold under the Hooker Furniture brand; and

	□	Hooker Upholstery, imported upholstered furniture targeted at the upper-medium price-range.
■	The Home Meridian segment which includes the following brands/marketing units:
	□	Accentrics Home, home furnishings centered around an eclectic mix of unique pieces and materials that offer a fresh take on home fashion;
	□	Pulaski Furniture, casegoods covering the complete design spectrum in a wide range of bedroom, dining room, accent and display cabinets at medium price points;
	□	Samuel Lawrence Furniture, value-conscious offerings in bedroom, dining room, home office and youth furnishings;
	□	Prime Resources International, value-conscious imported leather motion upholstery; and
	□	Samuel Lawrence Hospitality, a designer and supplier of hotel furnishings targeted toward four and five-star hotels.

■	All Other consists of:
	□	Bradington-Young, a seating specialist in upscale motion and stationary leather furniture;
	□	Sam Moore Furniture, a specialist in upscale occasional chairs, settees, sofas and sectional seating with an emphasis on cover-to-frame customization;
□

Shenandoah Furniture, an upscale upholstered furniture business specializing in private label sectionals, modulars, sofas, chairs, ottomans, benches, beds and dining chairs in the upper-medium price points for lifestyle specialty retailers; and

□

The H Contract product line which supplies upholstered seating and casegoods to upscale senior living and assisted living facilities through designers, design firms, industry dealers and distributors that service that market.

Sourcing

Imported Products

We have sourced products from foreign manufacturers for nearly thirty years, predominantly from Asia. Imported casegoods and upholstered furniture together accounted for approximately 84% of our net sales in fiscal 2019, 87% of our net sales in fiscal 2018, and 90% of our net sales in fiscal 2017. The decrease in imported casegoods and upholstered furniture sales as a percentage of total sales is primarily due to the Shenandoah acquisition on September 29, 2017, as that business’ products are entirely domestically manufactured.

Our imported furniture business is subject to inherent risks in importing products manufactured abroad, including, but not limited to, supply disruptions and delays, currency exchange rate fluctuations, transportation-related issues, economic and political developments and instability, as well as the laws, policies and actions of foreign governments and the United States. These laws, policies and actions may include regulations affecting trade or the application of tariffs, much like the current U.S. administration’s imposition of a 10% tariff on certain goods imported into the United States from China, including almost all furniture and furniture components manufactured in China during fiscal 2019. See Item 1A, “Risk Factors” for additional information on our risks related to imported products.

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

Raw Materials

Significant materials used in manufacturing our domestic upholstered furniture products include leather, fabric, foam, wooden and metal frames and electronic mechanisms. Most of the leather is imported from Italy, South America and China, and is purchased as full hides and cut and sewn in our facilities or is purchased as pre-cut and sewn kits processed by our vendors to our pattern specifications. We believe our sources for raw materials are adequate and that we are not dependent on any one supplier. Our five largest domestic upholstery suppliers accounted for approximately 28% of our raw materials purchases for domestic upholstered furniture manufacturing operations in fiscal 2019. One supplier accounted for 7.5% of such raw material purchases in fiscal 2019. Should disruptions with this supplier occur, we believe we could successfully source these products from other suppliers without significant disruption to our operations.

Customers

Our home furnishings products are sold through a variety of retailers including independent furniture stores, department stores, mass merchants, national chains, warehouse clubs, catalog merchants, interior designers and e-commerce retailers. No customer accounted for more than 10% of our consolidated sales in fiscal 2019. Our top five customers accounted for nearly one-third of our fiscal 2019 consolidated sales. The loss of any one or more of these customers would have a material adverse impact on our business. 1.2% of our sales in fiscal 2019 were to international customers, which we define as sales outside of the United States and Canada.

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

Working Capital Practices

Inventory: We generally import casegoods inventory and certain upholstery items in amounts that enable us to meet the delivery requirements of our customers, our internal in-stock goals and minimum purchase requirements from our sourcing partners. However, during fiscal 2019 we accelerated the delivery and subsequently increased inventory levels of some imported products from China due to the threat of the 10% tariff on those products and the threat of subsequent increased tariffs. However, a large percentage of products sold are not warehoused by us but ship directly to our customers and thus not included as inventory. We do not carry significant amounts of domestically produced upholstery inventory or hospitality products, as most of these products are built to order and are shipped shortly after their manufacture.

Accounts receivable: Substantially all of our trade accounts receivable are due from retailers and dealers that sell residential home furnishings or commercial purchasers of our hospitality and senior living products, which consist of a large number of entities with a broad geographic dispersion. We perform credit evaluations of our customers and generally do not require collateral. For qualified customers, we offer payment terms, generally requiring payment 30 days from shipment. However, we may offer extended payment terms in certain circumstances, including to promote sales of our products. We purchase accounts receivable insurance on certain customers if their risk profile warrants it and the insurance is available. Due to the highly-customized nature of our hospitality products, we typically require a 50% deposit with order, a 40% deposit before goods reach a U.S. port and the remaining 10% balance due within 30 days of the receipt of goods by the customer.

Accounts payable: Payment for our imported products warehoused first in Asia is due ten to fourteen days after our quality audit inspections are complete and the vendor invoice is presented. Payment for goods which are shipped to our US warehouses or container direct to our customers FOB Origin is generally due upon proof of lading onto a US-bound vessel and invoice presentation; however, payment terms, depending on supplier, can stretch up to 45 days from invoice date. Payment terms for domestic raw materials and non-inventory related charges vary but are generally 30 days from invoice date.

Order Backlog

At February 3, 2019, our backlog of unshipped orders was as follows:

	Order Backlog
	(Dollars in 000s)

	February 3, 2019		January 28, 2018
Reporting Entity	Dollars	Weeks	Dollars	Weeks

Hooker Branded	$11,259	3.3	$15,189	4.7
Home Meridian	79,024	10.8	76,563	10.9
All Other	13,677	6.2	14,527	8.5

Consolidated	$103,960	8.1	$106,279	8.9

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

Employees

As of February 3, 2019, we had 1,263 full-time employees, of which 235 were employed in our Hooker Branded segment, 387 were employed in our Home Meridian segment and 641 were employed in All Other. None of our employees are represented by a labor union. We consider our relations with our employees to be good.

Patents and Trademarks

The Hooker Furniture, Bradington-Young, Sam Moore, Pulaski Furniture, Samuel Lawrence Furniture, Samuel Lawrence Hospitality, Room Gear, Right2Home, Home Meridian International, Prime Resources International, Accentrics Home, Shenandoah, H Contract, and MARQ trade names represent many years of continued business.  We believe these trade names are well-recognized and associated with quality and service in the furniture industry.  We also own a number of patents and trademarks, both domestically and internationally, none of which is considered to be material.

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

We rely on offshore sourcing from Vietnam and China for most of our sales. Consequently:

■	Recently enacted tariffs and potential future increases in tariffs on manufactured goods imported from China could adversely affect our business.

Effective September 24, 2018, the current U.S. administration imposed a 10% tariff on certain goods imported into the United States from China, including all furniture and furniture components manufactured in China, with tariffs originally scheduled to increase to 25% in 2019. In December, the President agreed to suspend further trade action for 90 days and in February 2019 to further suspend trade action, to continue negotiations and to leave the tariff at the 10% rate for the time being. In fiscal 2019, 44% of our imported purchases were from China. Inability to reduce product costs, pass through price increases or find other suitable manufacturing sources outside of China may have a material adverse impact on sales volume, earnings and liquidity. In addition, the tariffs, and our responses to the tariffs, may cause our products to become less competitive due to price increases or less profitable due to lower margins. Our inability to effectively manage the negative impacts of changing U.S. and foreign trade policies could adversely affect our business and financial results.

■	We are subject to changes in U.S. and foreign government regulations and in the political, social and economic climates of the countries from which we source our products.

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

■

A disruption in supply from Vietnam or China or from our most significant Vietnamese or Chinese suppliers could adversely affect our ability to timely fill customer orders for these products and decrease our sales, earnings and liquidity.

In fiscal 2019, imported products sourced from Vietnam and China accounted for nearly all of our import purchases and our top five suppliers in Vietnam and China account for approximately half of our fiscal 2019 import purchases. Furniture manufacturing creates large amounts of highly flammable wood dust and utilizes other highly flammable materials such as varnishes and solvents in its manufacturing processes and is therefore subject to the risk of losses arising from explosions and fires. A disruption in our supply chain, or from Vietnam or China in general, could significantly impact our ability to fill customer orders for products manufactured in those countries. If such a disruption were to occur, we believe that we would have sufficient inventory on hand and in transit to our U.S. warehouses in Virginia, North Carolina and California to adequately meet demand for several months or slightly longer with an additional month’s worth of demand available for immediate shipment from our warehouses in Asia. We believe we could, most likely at higher cost, source most of the products currently sourced in Vietnam or China from factories in other countries and could produce certain upholstered products domestically at our own factories. However, supply disruptions and delays on selected items could occur for up to six months before the impact of remedial measures would be reflected in our results. If we were to be unsuccessful in obtaining those products from other sources or at comparable cost, a disruption in our supply chain from our largest import furniture suppliers, or from Vietnam or China in general, could adversely affect our sales, earnings, financial condition and liquidity.

■	Increased freight costs on imported products could decrease earnings and liquidity.

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

■	Our dependence on non-owned suppliers could, over time, adversely affect our ability to service customers.

We rely heavily on suppliers we do not own or control, including a large number of non-US suppliers. All of our suppliers may not provide goods that meet our quality, design or other specifications in a timely manner and at a competitive price. If our suppliers do not meet our specifications, we may need to find alternative suppliers, potentially at a higher cost, or may be forced to discontinue products. Also, delivery of goods from non-U.S. suppliers may be delayed for reasons not typically encountered for domestically manufactured furniture, such as shipment delays caused by customs issues, labor issues, port-related issues such as weather, congestion or port equipment, decreased availability of shipping containers and/or the inability to secure space aboard shipping vessels to transport our products. Our failure to timely fill customer orders due to an extended business interruption for a major supplier, or due to transportation issues, could negatively impact existing customer relationships and adversely affect our sales, earnings, financial condition and liquidity.

■	Our inability to accurately forecast demand for our imported products could cause us to purchase too much, too little or the wrong mix of inventory.

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

■

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

■	Supplier transitions, including cost or quality issues, could result in longer lead times and shipping delays.

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

The interruption, inadequacy or security failure of our information systems or information technology infrastructure or the internet or inadequate levels of cyber-insurance could adversely impact our business, sales, earnings, financial condition and liquidity.

Our information systems (software) and information technology (hardware) infrastructure platforms and those of third parties who provide these services to us, including internet service providers and third-parties who store data for us on their servers (“the cloud”), facilitate and support every facet of our business, including the sourcing of raw materials and finished goods, planning, manufacturing, warehousing, customer service, shipping, accounting, payroll and human resources. Our systems, and those of third parties who provide services to us, are vulnerable to disruption or damage caused by a variety of factors including, but not limited to: power disruptions or outages; natural disasters or other so-called “Acts of God”; computer system or network failures; viruses or malware; physical or electronic break-ins; the theft of computers, tablets and smart phones utilized by our employees or contractors; unauthorized access, phishing and cyber-attacks. The risk of cyberattacks also includes attempted breaches of contractors, business partners, vendors and other third parties. We have a cybersecurity program designed to protect and preserve the integrity of our information systems. We have experienced and expect to continue to experience actual or attempted cyber-attacks of our information systems or networks; however, none of these actual or attempted cyber-attacks had a material impact on our operations or financial condition. Additionally, while we carry cyber insurance, including insurance for social engineering fraud, the amounts of insurance we carry may be inadequate due either to inadequate limits available from the insurance markets or inadequate coverage purchased. Because cyber threat scenarios are inherently difficult to predict and can take many forms, cyber insurance may not cover certain risks. Further, legislative or regulatory action in these areas is evolving, and we may be unable to adapt our information systems or to manage the information systems of third parties to accommodate these changes. If these information systems or technologies are interrupted or fail, or we are unable to adapt our systems or those of third parties as a result of legislative or regulatory actions, our operations and reputation may be adversely affected, we may be subject to legal proceedings, including regulatory investigations and actions, which could diminish investor and customer confidence which could adversely affect our sales, earnings, financial condition and liquidity.

A material part of our sales and accounts receivable are concentrated in a few customers. The loss of several large customers through business consolidations, failures or other reasons could adversely affect our business.

Although no customer accounted for more than 10% of our consolidated sales in fiscal 2019, our top five customers accounted for nearly one-third of our fiscal 2019 consolidated sales. Nearly half of our consolidated accounts receivable is concentrated in our top five customers. Should any one of these receivables become uncollectible, it would have an immediate and material adverse impact on our financial condition and liquidity. The loss of any one or more of these customers could adversely affect our sales, earnings, financial condition and liquidity. The loss of several of our major customers through business consolidations, failures or otherwise, could adversely affect our sales, earnings, financial condition and liquidity and the resulting loss in sales may be difficult or impossible to replace. Amounts owed to us by a customer whose business fails, or is failing, may become uncollectible, and we could lose future sales, any of which could adversely affect our sales, earnings, financial condition and liquidity.

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

We rely on the internet and other electronic methods to transmit confidential information and we store confidential information on our networks. If there was a disclosure of confidential information by our employees or contractors, including accidental loss, inadvertent disclosure or unapproved dissemination of information, or if a third party were to gain access to the confidential information we possess, our reputation could be harmed, and we could be subject to civil or criminal liability and regulatory actions. A claim that is brought against us, successful or unsuccessful, that is uninsured or under-insured could harm our business, result in substantial costs, divert management attention and adversely affect our sales, earnings, financial condition and liquidity.

Our sales and operating results could be adversely affected by product safety concerns.

If our product offerings do not meet applicable safety standards or consumers' expectations regarding safety, we could experience decreased sales, increased costs and/or be exposed to legal and reputational risk. Events that give rise to actual, potential or perceived product safety concerns could expose us to regulatory enforcement action and/or private litigation. Reputational damage caused by real or perceived product safety concerns or failure to prevail in private litigation against us could negatively affect our business, sales, earnings, financial condition and liquidity.

We incurred significant debt to provide permanent financing for the Shenandoah acquisition and HMI acquisition.

We borrowed $60 million for the Home Meridian acquisition in fiscal year 2017 and additional $12 million for the Shenandoah acquisition in fiscal year 2018 with term loans. Principal and interest payments on the borrowed funds were $19.3 million in fiscal 2019 and are expected to be $6.3 million in fiscal 2020 (assuming no interest rate changes). We are subject to interest rate volatility due to the variable interest rates on these term loans. Among other risks, our debt:

■

may limit our flexibility to pursue other strategic opportunities or react to changes in our business and the industry in which we operate and, consequently, place us at a competitive disadvantage to competitors with less debt;

■

will require a portion of our cash flows from operations to be used for debt service payments, thereby reducing the availability of cash flows to fund working capital, capital expenditures, dividend payments and other general corporate purposes;

■	may result in higher interest expense in the event of increases in market interest rates for both long-term debt as well as any borrowings under our line of credit at variable rates; and

■	may require that additional terms, conditions or covenants be placed on us.

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

Our recently terminated pension plan could negatively impact our operating results and cash flows.

We assumed the liabilities of the Pulaski Furniture Corporation Pension Plan (“Pension Plan”) for former Pulaski Furniture Corporation employees upon completion of the Home Meridian acquisition on February 1, 2016. No benefits have accrued under the Pension Plan since it was frozen in March 1995. During the fiscal 2019 third quarter, we fully funded the plan by making a $3 million cash contribution as part of a Pension Plan de-risking strategy and moved assets into generally lower risk investments to preserve asset value. On January 30, 2019, our Board of Directors approved the termination of the Pension Plan. Pension Plan termination is an eighteen to twenty-four-month process that involves seeking certain approvals from both the IRS and the PBGC. We expect to record pension settlement expenses which could adversely affect our earnings. Additionally, there could be excess costs to terminate the plan and market performance could drive down the value of our fixed-income investments, which could cause the Pension Plan to lose its funded status and require us to make additional cash contributions, which could negatively affect our earnings and liquidity. See Note 13 on page F-27 for additional information about the Pension Plan.

Our other defined benefit retirement plan obligations could negatively impact our operating results and cash flows.

We maintain two other defined benefit pension plans (the “Plans”):

■

a supplemental retirement income plan (“SRIP”) for certain former and current executives of Hooker Furniture Corporation; and

the Pulaski Furniture Corporation Supplemental Executive Retirement Plan (“SERP”) for certain former executives, assumed upon completion of the Home Meridian acquisition on February 1, 2016.

The recognition of costs and liabilities associated with these plans for financial reporting purposes is affected by assumptions made by management and used by actuaries engaged by us to calculate the benefit obligations and the expenses recognized for these plans. The inputs used in developing the required estimates are calculated using a number of assumptions, which represent management’s best estimate of the future. The assumptions that have the most significant impact on reported results are (i) the discount rate and (ii) mortality rates.

While the plans are frozen and no new participants are being added, we expect to be impacted by changes in actuarial assumptions of both plans, which could adversely affect our financial condition and liquidity. See Note 13 on page F-27 for additional information about the Plans.

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

If demand for our domestically manufactured upholstered furniture declines, we may respond by realigning manufacturing.

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

At February 3, 2019, we had $105.3 million in net long-lived assets, consisting primarily of property, plant and equipment, trademarks, trade names and goodwill. Our goodwill, some trademarks and tradenames have indefinite useful lives and, consequently, are not subject to amortization for financial reporting purposes, but are tested for impairment annually or more frequently if events or circumstances indicate that the asset might be impaired. Our definite-lived assets consist of property, plant and equipment and certain intangible assets related to our recent acquisitions and are tested for impairment whenever events or circumstances indicate that the carrying amount of the asset may not be recoverable. The outcome of impairment testing could result in the write-down of all or a portion of the value of these assets. A write-down of our assets would, in turn, reduce our earnings and net worth. See Notes 9 and 10 for additional information.

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

We maintain self-insured healthcare and workers compensation plans for our employees. We have insurance coverage in place for aggregate claims above specified amounts in any year for both plans. Our healthcare costs in recent years have generally increased at the same rate or greater than the national average, and healthcare costs have increased more rapidly than general inflation in the U.S. economy. Continued inflation in healthcare costs, as well as additional costs we may incur as a result of current or future federal or state healthcare legislation and regulations, could significantly increase our employee healthcare costs in the future. Our workers compensation claims costs have had only a modest impact on our overall results of operations for quite some time; however, these costs may increase in the future without warning. Continued increases in our healthcare costs and increased workers compensation claims costs could adversely affect our earnings, financial condition and liquidity.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2.     PROPERTIES

Set forth below is information with respect to our principal properties at April 19, 2019. We believe all of these properties are well-maintained and in good condition. During fiscal 2019, we estimate our upholstery plants operated at approximately 86% of capacity on a one-shift basis. All our production facilities are equipped with automatic sprinkler systems. All facilities maintain modern fire and spark detection systems, which we believe are adequate. We have leased certain warehouse facilities for our distribution and import operations, typically on a short or medium-term basis. We expect that we will be able to renew or extend these leases or find alternative facilities to meet our warehousing and distribution needs at a reasonable cost. All facilities set forth below are active and operational, representing approximately 3.9 million square feet of owned space, leased space or properties utilized under third-party operating agreements.

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

ITEM 3.     LEGAL PROCEEDINGS

None.

ITEM 4.     MINE SAFETY DISCLOSURES

None.

EXECUTIVE OFFICERS OF

HOOKER FURNITURE CORPORATION

Hooker Furniture’s executive officers and their ages as of April 19, 2019 and the calendar year each joined the Company are as follows:

Name	Age	Position	Year Joined Company
Paul B. Toms, Jr.	64	Chairman and Chief Executive Officer	1983
Paul A. Huckfeldt	61	Chief Financial Officer and	2004
		Senior Vice President - Finance and Accounting
Anne M. Jacobsen	57	Chief Administration Officer	2008
D. Lee Boone	56	Co-President - Home Meridian Segment	2016
Michael W. Delgatti, Jr.	65	President - Hooker Domestic Upholstery & Emerging Channels	2009
Jeremy R. Hoff	45	President - Hooker Branded Segment	2017
Douglas Townsend	52	Co-President - Home Meridian Segment	2016

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

Anne M. Jacobsen has been Chief Administration Officer since July 2018. Ms. Jacobsen served as Senior Vice President – Administration from January 2014 to June 2018, Vice President- HR and Administration from January 2011 to January 2014 and Vice President-Human Resources from November 2008 to January 2011. Ms. Jacobsen joined the Company in January of 2008 as Director of Human Resources.

D. Lee Boone has been Co-President of the Home Meridian Segment since June 2018. Mr. Boone joined the Company upon the acquisition of Home Meridian’s assets by the Company in February 2016 as President of Samuel Lawrence Furniture, a division of Home Meridian International. Prior to that, Mr. Boone served as President of Legacy Classic Furniture from 2006 to 2012.

Michael W. Delgatti, Jr. has been President of Hooker Domestic Upholstery and Emerging Channel since April 2018. Mr. Delgatti served as President- Hooker Furniture Corporation from February 2014 to January 2017, President – Hooker Upholstery from August 2011 to January 2014 and Executive Vice-President of Corporate Sales from September 2012 to January 2014. Mr. Delgatti joined the Company in January of 2009 as Executive Vice-President of Hooker Upholstery.

Jeremy R. Hoff has been President of the Hooker Branded Segment since April 2018. Mr. Hoff joined the Company in August of 2017 as President of Hooker Upholstery. Prior to that, Mr. Hoff served as President of Theodore Alexander USA from December 2015 to August 2017 and Senior Vice President of sales at A.R.T. Furniture Inc. from April 2015 to November 2015 and Vice-President of Sales from March 2011 to April 2015.

Douglas Townsend has been Co-President of the Home Meridian Segment since June 2018. Mr. Townsend joined the Company upon the acquisition of Home Meridian’s assets by the Company in February 2016 as Senior Vice President of U.S. Operations and Chief Operating Officer of both Samuel Lawrence Hospitality and the Clubs Division.  Prior to the acquisition, he was Executive Vice President of Home Meridian International from October 2011 to February 2016.

Hooker Furniture Corporation

Part II

ITEM 5.          MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our stock is traded on the NASDAQ Global Select Market under the symbol “HOFT”. As of February 3, 2019, we had approximately 5,700 beneficial shareholders. We currently expect that future regular quarterly dividends will be declared and paid in the months of March, June, September and December. Although we presently intend to continue to declare regular cash dividends on a quarterly basis for the foreseeable future, the determination as to the payment and the amount of any future dividends will be made by the Board of Directors on a quarterly basis and will depend on our then-current financial condition, capital requirements, results of operations and any other factors then deemed relevant by the Board of Directors.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

During the fiscal 2013 first quarter, our Board of Directors authorized the repurchase of up to $12.5 million of the Company’s common shares. No shares have been repurchased since fiscal 2013. Approximately $11.8 million remains available under the board’s authorization as of February 3, 2019. For additional information regarding this repurchase authorization, see the “Share Repurchase Authorization” section in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Performance Graph

The following graph compares cumulative total shareholder return for the Company with a broad performance indicator, the Russell 2000® Index, and an industry index, the Household Furniture Index, for the period from February 2, 2014 to February 3, 2019.

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

(3)

Household Furniture Index as prepared by Zacks Investment Research, Inc. consists of companies under SIC Codes 2510 and 2511, which includes home furnishings companies that are publicly traded in the United States or Canada.  At February 3, 2019, Zacks Investment Research, Inc. reported that these two SIC Codes consisted of Nova Lifestyle, Inc., La-Z-Boy, Inc., Leggett & Platt, Inc., Flexsteel Industries, Inc., Hooker Furniture Corporation, Sleep Number Corp., Kimball International, Inc., Luvu Brands, Inc., Tempur Sealy International, Inc., Compass Diversified Holdings, Natuzzi Spa, Purple Innovation, Inc., Bassett Furniture Industries, Inc., Ethan Allen Interiors, Inc., HG Holdings, Inc., Horrison Resources, Inc., The Rowe Companies, and Dorel Industries.

ITEM 6.     SELECTED FINANCIAL DATA

The following selected financial data for each of our last five fiscal years has been derived from our audited, consolidated financial statements. The selected financial data should be read in conjunction with the consolidated financial statements, including the related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this report. Additionally, we face a number of significant risks and uncertainties, as more fully discussed in Item 1A, “Risk Factors”, above. If any or a combination of these risks and uncertainties were to occur, the information below may not be fully indicative of our future financial condition or results of operations.

	Fiscal Year Ended (1)
	February 3,	January 28,	January 29,	January 31,	February 1,
	2019	2018	2017	2016	2015
		(In thousands, except per share data)
Income Statement Data:
Net sales	$683,501	$620,632	$577,219	$246,999	$244,350
Cost of sales	536,014	485,815	451,098	178,311	181,550
Casualty loss (2)	500	-	-	-	-
Gross profit	146,987	134,817	126,121	68,688	62,800
Selling and administrative expenses (3)	91,928	87,279	83,186	43,959	43,464
Intangible asset amortization (4)	2,384	2,084	3,134	-	-
Operating income (3)	52,675	45,454	39,801	24,729	19,336
Other income (expense), net (3)	369	1,566	349	(206)	115
Interest Expense, net	1,454	1,248	954	64	53
Income before income taxes	51,590	45,772	39,196	24,459	19,398
Income taxes	11,717	17,522	13,909	8,274	6,820
Net income	39,873	28,250	25,287	16,185	12,578

Per Share Data:
Basic earnings per share	$3.38	$2.42	$2.19	$1.50	$1.17
Diluted earnings per share	$3.38	$2.42	$2.18	$1.49	$1.16
Cash dividends per share	0.57	0.50	0.42	0.40	0.40
Net book value per share (5)	22.37	19.53	17.16	14.46	13.30
Weighted average shares outstanding (basic) (6)	11,759	11,633	11,531	10,779	10,736

Balance Sheet Data:
Cash and cash equivalents	$11,435	$30,915	$39,792	$53,922	$38,663
Trade accounts receivable	112,557	92,803	92,578	28,176	32,245
Inventories	105,204	84,459	75,303	43,713	44,973
Working capital	170,516	153,162	147,856	111,462	100,871
Total assets	369,716	350,058	318,696	181,653	170,755
Long-term debt (including current maturities) (7)	35,508	53,425	47,710	-	-
Shareholders' equity	263,176	229,460	197,927	156,061	142,909

(1)	Our fiscal years end on the Sunday closest to January 31. The fiscal years presented above all had 52 weeks, except for the current fiscal year ended February 3, 2019, which had 53 weeks.

(2)	Represents the insurance deductible for a casualty loss experienced at one of our Hooker Branded segment facilities in fiscal 2019.

(3)

Amounts for fiscal 2018, 2017, 2016 and 2015 have been adjusted to reflect the reclassifications from Selling and administrative expenses (“S&A”) to Other income (expense), net of certain benefits costs as a result of adopting ASU 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. This accounting standard requires bifurcation of net benefit cost such that all benefit costs except service cost are reported outside of operating costs. Amounts reclassified from S&A to Other income (expense), net were ($30,000), $581,000, $467,000 and $288,000 for fiscal 2018, 2017, 2016 and 2015, respectively.

(4)

We recorded amortization expense of $2.4 million ($1.8 million, or $0.16 per share after tax) in fiscal 2019 on amortizable intangible assets recorded as a result of Home Meridian and Shenandoah acquisitions.

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

(7)	Long-term debt (including current maturities) consists of term loans incurred to fund a portion of the Home Meridian and Shenandoah acquisitions.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As you read Management’s Discussion and Analysis, please refer to the selected financial data and the consolidated financial statements, including the related notes, contained elsewhere in this annual report. We especially encourage you to familiarize yourself with:

■	All of our recent public filings made with the Securities and Exchange Commission (“SEC”) which are available, without charge, at www.sec.gov and at http://investors.hookerfurniture.com;

■

The forward-looking statements disclaimer contained prior to Item 1 of this report, which describe the significant risks and uncertainties that could cause actual results to differ materially from those forward-looking statements made in this report, including those contained in this section of our annual report on Form 10-K;

■

The company-specific risks found in Item 1A. “Risk Factors” of this report. This section contains critical information regarding significant risks and uncertainties that we face. If any of these risks materialize, our business, financial condition and future prospects could be adversely impacted; and

■

Our commitments and contractual obligations and off-balance sheet arrangements described on page 34 and in Note 18 on page F-39 of this report. These sections describe commitments, contractual obligations and off-balance sheet arrangements, some of which are not reflected in our consolidated financial statements.

In Management’s Discussion and Analysis, we analyze and explain the annual changes in some specific line items in the consolidated financial statements for fiscal 2019 compared to fiscal 2018 and for fiscal 2018 compared to fiscal 2017. We also provide information regarding the performance of each of our operating segments and All Other.

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

References to the “Shenandoah acquisition” refer to our acquisition of substantially all of the assets of Shenandoah Furniture, Inc. on September 29, 2017. References to the “HMI acquisition” refer to the acquisition of substantially all of the assets of Home Meridian International, Inc. on February 1, 2016.

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

We believe our acquisition of Home Meridian has better positioned us in some of the fastest growing and advantaged channels of distribution, including e-commerce, warehouse membership clubs, and contract furniture. While growing faster than industry average, these channels tend to operate at lower margins. This acquisition has provided the Home Meridian segment’s leadership with greater financial flexibility by virtue of Hooker’s strong balance sheet and, consequently, has afforded it greater operational focus.

We also believe our acquisition of Shenandoah Furniture, a North Carolina-based domestic upholsterer has better positioned us in the “lifestyle specialty” retail distribution channel. For that channel, domestically- produced, customizable upholstery is extremely viable and preferred by the end consumers who shop at retailers in that channel.

Executive Summary- Fiscal 2019 Results of Operations

The Shenandoah acquisition closed during the third quarter of fiscal 2018. Consequently, All Other’s prior year results only included four-months of Shenandoah’s results beginning on September 29, 2017 through the end of our fiscal 2018 which ended on January 28, 2018.

Consolidated net sales for fiscal 2019 increased 10.1% or $62.9 million to $683.5 million as compared to fiscal 2018 due to sales increases in both of our reportable segments and All Other, as well as one additional week of sales in the current fiscal year. Home Meridian net sales increased by $22.4 million or 6.1% in fiscal 2019. Hooker Branded segment net sales increased 7.2% or $12.0 million due to strong sales in the imported casegoods and upholstery business. All Other net sales increased by 32.3% or $28.6 million mostly due to the absence of Shenandoah’s results in the first eight months of fiscal 2018, as well as steady sales growth at Bradington Young and H Contract.

Consolidated net income for fiscal 2019 increased $11.6 million or over 40% as compared to the prior year, due to higher earnings on increased sales, as well as the tax rate reduction due to the recently enacted Tax Cuts and Job Act of 2017, along with $1.8 million income tax expense to value our deferred tax assets recorded in the fourth quarter of fiscal 2018.

As discussed in greater detail under “Results of Operations” below, the following are the primary factors that affected our consolidated fiscal 2019 operations:

■

Gross profit. Consolidated gross profit increased $12.2 million or 9.0% primarily due to sales increases in the Hooker Branded segment and All Other, partially offset by a $500,000 casualty loss recorded in the third quarter, which represented the deductible on our property insurance policy. Gross profit decreased slightly as a percentage of net sales as compared to the prior year period due principally to increased core cost of goods sold and warehousing and distribution expenses in the Home Meridian segment.

■

Selling and administrative expenses. Consolidated selling and administrative (S&A) expenses increased in absolute terms due to the addition of Shenandoah’s operations and due to higher compensation, benefits, and selling expenses. These increases were partially offset by a company-owned life insurance gain recognized in the first quarter of fiscal 2019, the absence of Shenandoah acquisition-related costs in the current year and a customer write-off in the prior year. S&A expenses decreased as a percentage of net sales due to higher sales.

■

Intangible asset amortization expense. Consolidated intangible amortization expense increased $300,000 due to the addition of Shenandoah’s acquisition-related intangibles, partially offset by the absence of amortization expense on some shorter-lived Shenandoah acquisition-related intangible assets which were recorded in the fiscal 2018 second-half.

■

Operating income. In fiscal 2019, consolidated operating income increased $7.2 million or 15.9% and as a percentage of net sales compared to fiscal 2018 due to the factors discussed above and in greater detail in the analysis below.

Review

We were pleased with our operating results for the year, despite the imposition of tariffs on goods imported from China in the fourth quarter of the year. Net sales increased 10.1% due to both organic growth of about 6% over fiscal 2018 and the addition of a full year of sales at Shenandoah included in All Other. Our diversification strategy also proved its value as we faced challenges in some business units, while others returned to healthy growth after periods of slowness. Net income improved over 40% compared to the prior year. Like many US corporate taxpayers, net income was favorably impacted by the Tax and Jobs Act of 2017, but we are also pleased to report a 15.9% improvement in operating income for the year, with significant increases in both the Hooker Branded segment and in All Other, which includes our domestically-produced upholstery divisions and H Contract furnishings for senior living facilities.

Hooker Branded segment net sales increased $12.0 million or 7.2% in fiscal 2019, with Hooker Casegoods reporting an upper single digit sales increase and Hooker Upholstery reporting a double-digit sales increase. We attribute this growth to reenergized segment leadership and well-received product offerings. Hooker Branded segment orders increased in the single digits for the year and benefitted from increased sales into advantaged distribution channels and what we believe to be exceptional product offerings.

The Home Meridian segment finished fiscal 2019 with a $22.4 million or 6.1% net sales increase, despite a slow start to fiscal 2019 due to vendor interruptions in Asia and decreased sales due to quality challenges with certain products that surfaced in late fiscal 2019. Home Meridian’s 6.1% net sales increase was driven by net sales increases in the hospitality and e-commerce distribution channels, partially offset by weakness in other distribution channels. The majority of the Home Meridian segment’s sales are “container direct” sales which are sales shipped from our Asian manufacturing partners directly to our retailers rather than stocked in our US warehouses. This fact prevented us from building inventory levels before the 10% tariff became effective. Increased product cost resulting from the tariff and unfavorable customer mix negatively impacted the Home Meridian segment’s gross margin.

All Other net sales increased $28.6 million or 32.3% primarily due to the inclusion of Shenandoah’s full year sales, and to a lesser extent due to steady sales growth at Bradington-Young and H Contract. In fiscal 2019, Bradington Young orders and net sales increased by 7.2% and 8.2%, respectively, due to increased sales of higher-priced luxury-motion products. H Contract continued to grow with orders up over 12% for the year and backlog up 73% compared to prior year end as of the end of fiscal 2019. These increases were partially offset by decreased sales at Sam Moore. Sam Moore management implemented cost reductions and better controlled operating expenses, which yielded increased operating margins in fiscal 2019.

Our fiscal 2019 operating results also benefited from $1.0 million gain on company-owned life insurance recognized during the first quarter of fiscal 2019 and the absence of $700,000 Shenandoah-acquisition related costs recorded in prior year period, partially offset by $500,000 casualty loss related to a roof-collapse at one of our Martinsville area warehouses which represented the deductible on our property insurance policy, recorded in the second quarter of fiscal 2019 and increased intangible asset amortization expense due to the addition of Shenandoah acquisition related intangible assets.

Our cash and cash equivalents decreased nearly $20 million to $11.4 million as of February 3, 2019. We strategically increased our inventory levels to support sales growth and in an effort to import product ahead of the imposition of the tariffs during the fourth quarter. We also paid $19.3 million principal and interest including $10 million unscheduled payment to pay off the Shenandoah acquisition related term loans and paid $6.7 million in dividends to our shareholders. In the third quarter of fiscal 2019, our Board of Directors approved the increase of our quarterly dividend to $0.15 per share. With an aggregate $27.7 million available under our Existing Revolver to fund working capital and pending cash receipts from increased trade receivables at year-end, we are confident in our financial condition.

Results of Operations

The following table sets forth the percentage relationship to net sales of certain items for the annual periods included in the consolidated statements of income:

	Fifty-three	Fifty-two	Fifty-two
	weeks ended	weeks ended	weeks ended
	February 3,	January 28,	January 29,
	2019	2018	2017
Net sales	100.0%	100.0%	100.0%
Cost of sales	78.5	78.3	78.2
Gross profit	21.5	21.7	21.8
Selling and administrative expenses	13.4	14.1	14.4
Intangible asset amortization	0.3	0.3	0.5
Operating income	7.7	7.3	6.9
Other income (expense), net	0.1	0.3	0.1
Interest expense, net	0.2	0.2	0.2
Income before income taxes	7.5	7.4	6.8
Income taxes	1.7	2.8	2.4
Net income	5.8	4.6	4.4

Fiscal 2019 Compared to Fiscal 2018

Net Sales

	Fifty-three weeks ended		Fifty-two weeks ended
	February 3, 2019		January 28, 2018		$ Change	% Change
		% Net Sales		% Net Sales
Hooker Branded	$178,710	26.2%	$166,754	26.9%	$11,956	7.2%
Home Meridian	387,825	56.7%	365,472	58.9%	22,353	6.1%
All Other	116,966	17.1%	88,406	14.2%	28,560	32.3%
Consolidated	$683,501	100.0%	$620,632	100.0%	$62,869	10.1%

Unit Volume and Average Selling Price (“ASP”)

Unit Volume	FY19 % Increase/ -Decrease vs. FY18	Average Selling Price	FY19 % Increase/ -Decrease vs. FY18

Hooker Branded	6.5%	Hooker Branded	0.2%
Home Meridian	3.5%	Home Meridian	3.7%
All Other	-3.9%	All Other	6.7%
Consolidated	3.5%	Consolidated	2.9%

*Shenandoah is excluded from All Other in the Unit Volume and ASP tables above since only four months of its results was included in fiscal 2018. Consequently, we believe including its fiscal 2019 results would skew All Other’s results and reduce the usefulness of the table above.

Consolidated net sales increased $62.9 million or 10.1% compared to fiscal 2018. Fiscal 2019 had 53 weeks while fiscal 2018 and 2017 had 52 weeks. The additional week in fiscal 2019 increased consolidated net sales by $13.4 million based on the average net sales per shipping day in the table below.

■

Hooker Branded segment net sales increased $12.0 million or 7.2% primarily due to higher sales volume as the result of strong orders and expanded channels of distribution. Good in-stock positions on best-sellers supported steady shipments. Net sales also benefitted from favorable advertising costs, product mix, and increased sales of Hooker Upholstery sectionals, which had higher ASP.

■

Home Meridian segment net sales increased $22.4 million or 6.1% driven by higher unit volumes and ASP. We raised our selling prices in response to the previously mentioned tariff and increased product costs. Sales volume increased in four out of five business units due to increased sales into emerging channels. The net sales increase was partially offset by a sales decline in traditional channels and unfavorable returns and allowances in the fourth quarter of fiscal 2019.

■

All Other’s net sales increased $28.6 million or 32.3% compared to fiscal 2018. Most of the increase was attributable to a full year of Shenandoah’s net sales being included in fiscal 2019 (as compared to only four months in the prior year) and to a lesser extent, strong sales at Bradington-Young and H Contract, partially offset by a sales decrease at Sam Moore. ASP increased due to increased sales of higher-priced Bradington-Young luxury motion products. All Other’s unit volume decreased due to the volume decline at Sam Moore.

Because we report on a fiscal year that ends on the Sunday closest to January 31st of each year, the 2019 fiscal year was one week longer than the comparable 2018 fiscal year. The following table presents average net sales per shipping day in thousands for the 2019 and 2018 fiscal years:

	Average Net Sales Per Shipping Day
	Fifty-three weeks ended	Fifty-two weeks ended	%
	February 3, 2019	January 28, 2018	Change
Hooker Branded	$698	$664	5.1%
Home Meridian	1,515	1,456	4.0%
All Other	457	352	29.8%
Consolidated	$2,670	$2,472	8.0%

Shipping Days	256	251

Gross Profit

	Fifty-three weeks ended		Fifty-two weeks ended
	February 3, 2019		January 28, 2018		$ Change	% Change
		% Segment Net Sales		% Segment Net Sales
Hooker Branded	$58,122	32.5%	$53,007	31.8%	$5,115	9.6%
Home Meridian	62,850	16.2%	62,325	17.1%	525	0.8%
All Other	26,015	22.2%	19,485	22.0%	6,530	33.5%
Consolidated	$146,987	21.5%	$134,817	21.7%	$12,170	9.0%

Consolidated gross profit increased in absolute terms by $12.2 million and decreased slightly as a percentage of net sales in fiscal 2019.

■

Hooker Branded segment gross profit increased in absolute terms and as a percentage of net sales due to higher sales and lower product costs. Hooker Branded gross profit also benefited from favorable customer mix, driven by growth of ecommerce sales. The improved margin was negatively impacted by higher product costs, increased warehousing and freight costs due to increased inventory levels and a $500,000 casualty loss we recognized early this year.

■

Home Meridian segment gross profit increased slightly in absolute terms due to additional sales, but decreased as a percentage of net sales. Lower-margin orders due to unfavorable customer mix, inflation of product cost due to the implementation of the 10% tariff and higher product costs negatively impacted Home Meridian’s gross profit.

■

All Other gross profit increased in absolute terms primarily due to the addition of a full year of Shenandoah’s results in fiscal 2019. Bradington Young and H Contract combined also contributed $1.0 million to gross profit increase, due to strong sales in these divisions. Despite a sales decline at Sam Moore, its gross profit stayed essentially flat in absolute terms and increased as a percentage of net sales. All Other gross profit increased as a percentage of net sales due to moderately lower direct labor and material costs.

Selling and Administrative Expenses

	Fifty-three weeks ended		Fifty-two weeks ended
	February 3, 2019		January 28, 2018		$ Change	% Change
		% Segment Net Sales		% Segment Net Sales
Hooker Branded	$32,854	18.4%	$30,868	18.5%	$1,986	6.4%
Home Meridian	42,688	11.0%	43,164	11.8%	(476)	-1.1%
All Other	16,386	14.0%	13,247	15.0%	3,139	23.7%
Consolidated	$91,928	13.4%	$87,279	14.1%	$4,649	5.3%

Consolidated selling and administrative expenses increased in absolute terms but decreased as a percentage of net sales in fiscal 2019.

■

Hooker Branded segment S&A expenses increased in absolute terms and was primarily driven by higher compensation costs due to increased headcount, higher employee medical costs, and higher bonus and selling expenses due to increased sales and increased income. These increases were partially offset by a $1.0 million gain on company-owned life insurance recognized during the fiscal 2019 first quarter and the absence of $700,000 Shenandoah-acquisition related costs recorded in prior year period. Hooker Branded segment S&A expenses decreased as a percentage of net sales due to higher net sales.

■

Home Meridian segment S&A expenses decreased in absolute terms and as a percentage of net sales due to decreased bonus expense due to lower sales and earnings as compared to budget, decreased selling expenses on lower-margin orders, and lower bad debt expense in the current year due to the absence of a customer balance written off during the prior year period. These decreases were partially offset by increased employee compensation and benefits expenses.

■

All Other S&A expenses increased in absolute terms due primarily to the inclusion of a full year of Shenandoah’s operations in fiscal 2019. The increase was also driven by higher compensation, higher employee medical costs and higher professional services due to increased compliance costs. Sam Moore S&A expenses decreased compared to the prior year period due to lower sales and better spending control.

Intangible Asset Amortization

	Fifty-three Weeks Ended		Fifty-two Weeks Ended
	February 3, 2019		January 28, 2018		$ Change	% Change
		% Net Sales		% Net Sales
Intangible asset amortization	$2,384	0.3%	$2,084	0.3%	$300	14.4%

Intangible asset amortization expense was higher in the fiscal 2019 due to the addition of Shenandoah acquisition-related amortization expense for the full year. The increase was partially offset by the short amortization period of certain short-lived Shenandoah acquisition-related intangible assets which was recorded in the fiscal 2018. See Note 10. Intangible Assets and Goodwill for additional information about our amortizable intangible assets.

Operating Income

	Fifty-three weeks ended		Fifty-two weeks ended
	February 3, 2019		January 28, 2018		$ Change	% Change
		%Segment Net Sales		%Segment Net Sales
Hooker Branded	$25,269	14.1%	$22,139	13.3%	$3,130	14.1%
Home Meridian	18,828	4.9%	17,828	4.9%	1,000	5.6%
All Other	8,578	7.3%	5,487	6.2%	3,091	56.3%
Consolidated	$52,675	7.7%	$45,454	7.3%	$7,221	15.9%

Operating profitability increased both in absolute terms and as a percentage of net sales in fiscal 2019 compared to the same prior-year period due to the factors discussed above.

Interest Expense, net

	Fifty-three Weeks Ended		Fifty-two Weeks Ended
	February 3, 2019		January 28, 2018		$ Change	% Change
		% Net Sales		% Net Sales
Interest expense, net	$1,454	0.2%	$1,248	0.2%	$206	16.5%

Consolidated interest expense in fiscal 2019 increased primarily due to higher interest rates on our variable-rate term loans, partially offset by the $10 million unscheduled loan payment made on the New Unsecured Term Loan in the first quarter of fiscal 2019.

Income Taxes

	Fifty-three weeks ended		Fifty-two weeks ended
	February 3, 2019		January 28, 2018		$ Change	% Change
		% Net Sales		% Net Sales
Consolidated income tax expense	$11,717	1.7%	$17,522	2.8%	$(5,805)	-33.1%

Effective Tax Rate	22.7%		38.3%

We recorded income tax expense of $11.7 million for fiscal 2019 compared to $17.5 million for the same prior year period. The effective tax rates for the fiscal 2019 and 2018 were 22.7% and 38.3%, respectively. Our effective tax rate was lower in fiscal 2019 as a result of the recently enacted Tax Cuts and Jobs Act of 2017 as well as the absence of $1.8 million for the re-measurement of deferred tax assets and liabilities recorded in the fourth quarter of fiscal 2018, partially offset by increased state income taxes. We adopted ASU 2014-09 and ASU 2018-02 in the first quarter of fiscal 2019. The adoptions resulted in the reclassification of $120,000 from federal tax payable and $111,000 from Accumulated Other Comprehensive Income, both to retained earnings. See Note 2 “Summary of Significant Accounting Policies” for additional information on the adoptions of these accounting standards.

Net Income and Earnings Per Share

	Fifty-three weeks ended		Fifty-two weeks ended
	February 3, 2019		January 28, 2018		$ Change	% Change
Net Income		% Net Sales		% Net Sales
Consolidated	$39,873	5.8%	$28,250	4.6%	$11,623	41.1%

Diluted earnings per share	$3.38		$2.42

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

Consolidated net sales increased in all reportable segments in fiscal 2018, led by increases in the Home Meridian segment and in All Other. Nearly 80% of All Other’s net sales increase was due to inclusion of Shenandoah’s post-acquisition sales in the last four months of the 2018 fiscal year. The increases in consolidated unit sales were partially offset by a decline in consolidated average selling prices (ASP). The Home Meridian segment’s unit volume increased primarily due to increased sales to mega and e-commerce accounts, which experienced significant year-over-year sales increases. The decrease in Home Meridian segment ASP was attributable to customer mix and growth in ecommerce sales, which tend to be lower priced products. Hooker Branded segment unit volume increased due to sales growth at Hooker Upholstery and increased Hooker Casegoods shipments in the fourth quarter. Unit volume in All Other increased primarily due to the inclusion of Shenandoah’s post-acquisition sales, and to a lesser extent, increased sales at Bradington-Young.

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

Selling and Administrative Expenses

	Fifty-two weeks ended		Fifty-two weeks ended
	January 28, 2018		January 29, 2017		$ Change	% Change
		% Segment Net Sales		% Segment Net Sales
Hooker Branded	$30,868	18.5%	$31,182	19.7%	$(314)	-1.0%
Home Meridian	43,164	11.8%	39,468	11.5%	3,696	9.4%
All Other	13,247	15.0%	12,536	17.0%	711	5.7%
Consolidated	$87,279	14.1%	$83,186	14.4%	$4,093	4.9%

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

Intangible Asset Amortization

	Fifty-two Weeks Ended		Fifty-two Weeks Ended
	January 28, 2018		January 29, 2017		$ Change	% Change
		% Net Sales		% Net Sales
Intangible asset amortization	$2,084	0.3%	$3,134	0.5%	$(1,050)	100.0%

Intangible asset amortization expense was higher in the prior year period due to the short amortization period of some of Home Meridian’s acquisition-related intangible assets. The decrease was partially offset by intangible asset amortization expense recognized on Shenandoah acquisition-related intangibles. See Note 10. Intangible Assets for additional information on our amortizable intangible assets.

Operating Income

	Fifty-two weeks ended		Fifty-two weeks ended
	January 28, 2018		January 29, 2017		$ Change	% Change
		%Segment Net Sales		%Segment Net Sales
Hooker Branded	$22,139	13.3%	$20,472	12.9%	$1,667	8.1%
Home Meridian	17,828	4.9%	14,687	4.3%	3,141	21.4%
All Other	5,487	6.2%	4,642	6.3%	845	18.2%
Consolidated	$45,454	7.3%	$39,801	6.9%	$5,653	14.2%

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

We recorded income tax expense of $17.5 million during fiscal 2018, compared to $13.9 million for fiscal 2017, due primarily to additional tax expense of $1.8 million for the re-measurement of deferred tax assets and liabilities as the result of the Tax Cuts and Jobs Act. The effective income tax rates for the two fiscal years were 38.3% and 35.5%, respectively. Our effective tax rate was higher in fiscal 2018 due to the Tax Act impact and proceeds received on officer life insurance in fiscal 2017 that did not recur in fiscal 2018.

Net Income and Earnings Per Share

	Fifty-two weeks ended		Fifty-two weeks ended
	January 28, 2018		January 29, 2017		$ Change	% Change
Net Income		% Net Sales		% Net Sales
Consolidated	$28,250	4.6%	$25,287	4.4%	$2,963	11.7%

Diluted earnings per share	$2.42		$2.18

Financial Condition, Liquidity and Capital Resources

Summary Cash Flow Information – Operating, Investing and Financing Activities

	Fifty-Three Weeks Ended	Fifty-Two Weeks Ended	Fifty-Two Weeks Ended
	February 3,	January 28,	January 29,
	2019	2018	2017
Net cash provided by operating activities	$9,662	$27,746	$31,240
Net cash used in investing activities	(4,511)	(36,483)	(88,061)
Net cash (used in) provided by financing activities	(24,631)	(140)	42,691
Net decrease in cash and cash equivalents	$(19,480)	$(8,877)	$(14,130)

During fiscal 2019, $9.7 million generated from operations, $1.2 million life insurance proceeds and cash on hand helped make $17.9 million in principal payments on our term loans, $6.7 million in cash dividends, $5.2 million capital expenditures, and $652,000 insurance premiums on Company-owned life insurance policies. Company-owned life insurance policies are in place to compensate us for the loss of key employees, to facilitate business continuity and to serve as a funding mechanism for certain executive benefits.

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

Liquidity, Financial Resources and Capital Expenditures

Our financial resources include:

■	available cash and cash equivalents, which are highly dependent on incoming order rates and our operating performance;
■	expected cash flow from operations; and
■	available lines of credit.

We believe these resources are sufficient to meet our business requirements through fiscal 2020 and for the foreseeable future, including:

■	capital expenditures;
■	working capital;
■	the payment of regular quarterly cash dividends on our common stock; and
■	the servicing of our acquisition-related debt.

Loan Agreements and Revolving Credit Facility

We currently have one unsecured term loan and one secured term loan outstanding and a revolving credit facility. The term loans are related to the Home Meridian acquisition. A second unsecured term loan, used to partially fund the Shenandoah acquisition, was paid off during fiscal 2019. Details of our loan agreements and revolving credit facility are outlined below.

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

Details of the individual credit facilities provided for in the Original Loan Agreement were as follows:

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

New Loan Agreement

On September 29, 2017, we entered into a second amended and restated loan agreement (the “New Loan Agreement”) with BofA in connection with the completion of the Shenandoah acquisition. The New Loan Agreement:

■

amended and restated the Original Loan Agreement detailed above such that our existing $30 million unsecured revolving credit facility (the “Existing Revolver”), Unsecured Term Loan, and Secured Term Loan all remain outstanding under the New Loan Agreement; and

■

provided us with a new $12 million unsecured term loan (the “New Unsecured Term Loan”). Amounts outstanding under the New Unsecured Term Loan will bear interest at a rate, adjusted monthly, equal to the then current LIBOR monthly rate plus 1.50%. We must repay the principal amount borrowed under the New Unsecured Term Loan in monthly installments of approximately $143,000, together with any accrued interest, until the full amount borrowed is repaid or until the earlier of September 30, 2022 or the expiration of the Existing Revolver, at which time all amounts outstanding under the New Unsecured Term Loan will become due and payable. We may prepay the outstanding principal amount under the New Unsecured Term Loan, in full or in part, on any interest payment date without penalty. On September 29, 2017, we borrowed the full $12 million available under the New Unsecured Term Loan to partially fund the cash consideration used in the Shenandoah acquisition.

The New Loan Agreement also included customary representations and warranties and requires us to comply with customary covenants, including, among other things, the following financial covenants:

●	Maintain a ratio of funded debt to EBITDA not exceeding:
o	2.50:1.0 through August 31, 2018;
o	2.25:1.0 through August 31, 2019; and
o	2.00:1.00 thereafter.
●	A basic fixed charge coverage ratio of at least 1.25:1.00; and
●	Limit capital expenditures to no more than $15.0 million during any fiscal year beginning in fiscal 2020.

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

We were in compliance with each of these financial covenants at February 3, 2019 and expect to remain in compliance with existing covenants for the foreseeable future.

Due to our strong cash position, we paid off remaining amounts due under the New Unsecured Term Loan in fiscal 2019. As of February 3, 2019, $18.4 million was outstanding under the Unsecured Term Loan, and $17.1 million was outstanding under the Secured Term Loan.

Revolving Credit Facility Availability

As of February 3, 2019, we had an aggregate $27.7 million available under the Existing Revolver to fund working capital needs. Standby letters of credit in the aggregate amount of $2.3 million, used to collateralize certain insurance arrangements and for imported product purchases, were outstanding under the revolving credit facility as of February 3, 2019. There were no additional borrowings outstanding under the Existing Revolver as of February 3, 2019.

Capital Expenditures

We expect to spend between $4 million to $6 million in capital expenditures in fiscal 2020 to maintain and enhance our operating systems and facilities.

Share Repurchase Authorization

During fiscal 2013, our Board of Directors authorized the repurchase of up to $12.5 million of the Company’s common shares. The authorization does not obligate us to acquire a specific number of shares during any period and does not have an expiration date, but it may be modified, suspended or discontinued at any time at the discretion of our Board of Directors. Repurchases may be made from time to time in the open market, or through privately negotiated transactions or otherwise, in compliance with applicable laws, rules and regulations, and subject to our cash requirements for other purposes, compliance with the covenants under the loan agreement for our revolving credit facility and other factors we deem relevant. No shares were purchased during fiscal 2019. Approximately $11.8 million remains available for future purchases under the authorization as of February 3, 2019.

Dividends

We declared and paid dividends of $0.57 per share or approximately $6.7 million in fiscal 2019. On March 3, 2019 our Board of Directors declared a quarterly cash dividend of $0.15 per share, payable on March 29, 2019 to shareholders of record at March 18, 2019.

Commitments and Contractual Obligations

As of February 3, 2019, our commitments and contractual obligations were as follows:

	Cash Payments Due by Period (In thousands)
	Less than			More than
	1 Year	1-3 Years	3-5 Years	5 years	Total
Long Term Debt (1)	$5,857	$29,651	$-	$-	$35,508
Deferred compensation payments (2)	684	2,080	2,148	5,023	9,935
Operating leases (3)	7,778	12,546	6,022	588	26,934
Total contractual cash obligations	$14,319	$44,277	$8,170	$5,611	$72,377

(1)

These amounts represent obligations due under the Unsecured Term Loan and the Secured Term Loan. See Note 12 to the consolidated financial statements beginning on page F-25 for additional information about our long-term debt obligations.

(2)

These amounts represent estimated cash payments to be paid to participants in our SRIP through fiscal year 2043, which is 15 years after the last current SRIP plan participant is assumed to have retired. SERP benefits are paid over the lifetimes of plan participants, so the year of final payment is unknown. The present value of these benefits (the actuarially derived projected benefit obligation for the SRIP and SERP) were approximately $9.6 million and $1.8 million, respectively, at February 3, 2019, and are shown on our consolidated balance sheets, with $684,000 recorded in current liabilities and $10.7 million recorded in long-term liabilities. Under the SRIP, the monthly retirement benefit for each participant, regardless of age, would become fully vested and the present value of that benefit would be paid to each participant in a lump sum upon a change in control of the Company as defined in the plan. See Note 13 to the consolidated financial statements beginning on page F-27 for additional information about the SRIP and SERP.

(3)	These amounts represent estimated cash payments due under operating leases for real estate utilized in our operations and warehouse and office equipment.

Off-Balance Sheet Arrangements

Standby letters of credit in the aggregate amount of $2.3 million, used to collateralize certain insurance arrangements and for imported product purchases, were outstanding under our revolving credit facility as of February 3, 2019. See the “Commitments and Contractual Obligations” table above and Note 18 to the consolidated financial statements included in this annual report on Form 10-K for additional information on our off-balance sheet arrangements.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326). This update seeks to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments, including trade receivables, and other commitments to extend credit held by a reporting entity at each reporting date. The amendments require an entity to replace the incurred loss impairment methodology in current GAAP with a methodology that reflects current expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The amendments are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The amendments will be applied through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which guidance is effective, which is a modified-retrospective approach. We are currently evaluating the effects of adopting this standard will have on our consolidated financial statements and results of operations.

In February 2016, the FASB issued ASU 2016-02, Leases, which, among other things, requires lessees to recognize leases on-balance sheet and disclose key information about leasing arrangements. ASU 2016-02 was subsequently amended by ASU No. 2018-01, Land Easement Practical Expedient for Transition to Topic 842; ASU No. 2018-10, Codification Improvements to Topic 842, Leases; and ASU No. 2018-11, Targeted Improvements. The new standard establishes a right-of-use model (ROU) that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement. The lease liability recognized will be equal to the present value of lease payments and the right-of-use asset will be based on the lease liability, subject to adjustment such as for initial direct costs. A modified retrospective transition approach is required, applying the new standard to all leases existing at the date of initial application. An entity may choose to use either (1) its effective date or (2) the beginning of the earliest comparative period presented in the financial statements as its date of initial application. If an entity chooses the second option, the transition requirements for existing leases also apply to leases entered into between the date of initial application and the effective date. The entity must also recast its comparative period financial statements and provide the disclosures required by the new standard for the comparative periods. We adopted the new standard on February 4, 2019 and will use the effective date as our date of initial application. The new standard provides a number of optional practical expedients in transition. We have elected the package of practical expedients, which permits us not to reassess under the new standard our prior conclusions about lease identification, lease classification and initial direct costs. We do not expect to elect the use-of hindsight or the practical expedient pertaining to land easements; the latter not being applicable to us. To date, we identified all of our leases, the majority of which are for real estate used in our operations, completed our search for embedded leases in our contracts and agreements and completed the calculations of the right-of-use asset and lease liability. While our calculations are subject to revision, we currently expect to record a right-of-use asset and a lease liability of approximately $45 million upon adoption. The new standard also provides practical expedients for an entity’s ongoing accounting. We currently expect to elect the short-term lease recognition exemption for all leases that qualify. This means, for those leases that qualify, we will not recognize ROU assets or lease liabilities, and this includes not recognizing ROU assets or lease liabilities for existing short-term leases of those assets in transition. We also currently expect to elect the practical expedient to not separate lease and non-lease components for all of our leases.

Outlook

We have been able to mitigate much of the impact of the 10% tariff, thanks to the cooperation of our supply partners and our customers. With the possibility of the tariff increasing to 25% at a future date, we will continue to work to mitigate the impact of the tariffs by re-sourcing manufacturing in non-tariff countries, without compromising the quality and service our customers expect.

Our management team remains focused on building a responsive, focused organization, which drives success and high performance, but is instilled with the culture and values that have contributed to our success for nearly ninety-five years. Adaptation, the ability to react to challenges in the short-term and change strategies, or develop new strategies over the longer-term, are an important part of that culture. We believe we have an organization ready to face a changing global market and to leverage change into new opportunities for growth.

Many long-term macro-economic indicators are positive and developments in the housing market, including more affordable mortgage rates, a near-record level of home remodeling activity and the highest rate of homeownership in five years are especially encouraging. However, we have seen a softening of demand and retail activity in the first two months of fiscal 2020. For the fiscal 2019 fourth quarter, incoming orders were essentially flat, but in fiscal February and March, incoming orders were down in the low double digits on a consolidated basis, with backlogs similarly deflated versus the same period in the prior year. Based on industry dynamics and the macro-economic outlook for the year, we expect these are short-term headwinds and remain confident in our business model and strategies and our strategic execution. We believe our diversified business model allows us to perform well through economic fluctuations and we are making the investments needed in products, programs, systems and people to continue to perform at a high level.

Critical Accounting Policies and Estimates

Our significant accounting policies are described in “Note 2 – Summary of Significant Accounting Policies” to the consolidated financial statements beginning at page F-11 in this report. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires us to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying financial statements and related notes. In preparing these financial statements, we have made our best estimates and judgments of certain amounts included in the financial statements, giving due consideration to materiality. We do not believe that actual results will deviate materially from our estimates related to our accounting policies described below. However, because application of these accounting policies involves the exercise of judgment and the use of assumptions as to future uncertainties, actual results could differ materially from these estimates.

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

Revenue Recognition. We recognize revenue pursuant to Accounting Standards Codification 606, which requires revenue to be recognized at an amount that reflects the consideration we expect to be entitled to receive in exchange for transferring goods or services to our customers. Our policy is to record revenue when control of the goods transfers to the customer. We have a present right to payment at the time of shipment as customers are invoiced at that time. We believe the customer obtains control of goods at the time of shipment, which is typically when title passes. While the customer may not enjoy immediate physical possession of the products, the customers’ right to re-direct shipment indicates control. In the very limited instances when products are sold under consignment arrangements, we do not recognize revenue until control over such products has transferred to the end consumer. Orders are generally non-cancellable once loaded into a shipping trailer or container.

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

Net sales are comprised of gross revenues from sales of home furnishings and hospitality furniture products and are recorded net of allowances for trade promotions, estimated product returns, rebate advertising programs and other discounts. Physical product returns are very rare due to the high probability of damages to our products in return transit. Other revenues, primarily royalties, are immaterial to our overall results. Payment is typically due within 30-60 days of shipment for customers qualifying for payment terms. Collectability is reasonably assured since we extend credit to customers for whom we have performed credit evaluations and/or from whom we have received a down payment or deposit. Due to the highly-customized nature of our hospitality products, we typically require substantial prepayments on these orders, with the balance due within 30 days of delivery.

Impairment of Long-Lived Assets

Tangible and Definite Lived Intangible Assets

We regularly review our property, plant and equipment and definite lived intangible assets for indicators of impairment, as specified in the Accounting Standards Codification. Although not exhaustive, this accounting guidance lists potential indicators of impairment, which we use to facilitate our review. These potential indicators of impairment include:

■	A significant decrease in the market value of the long-lived asset;
■	A significant adverse change in the extent or manner in which a long-lived asset group is being used, or in its physical condition;
■	A significant adverse change in the legal factors or in the business climate that could affect the value of a long-lived asset, including an adverse action or assessment by a regulator;
■	An accumulation of costs significantly in excess of the amount originally expected to acquire or construct a long-lived asset;
■	A current period operating or cash flow loss or a projection or forecast that demonstrates continuing losses associated with the long-lived asset’s use; and
■	A current expectation that more-likely-than-not, a long-lived asset will be sold or otherwise disposed of significantly before the end of its previously estimated useful life.

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

Our goodwill, trademarks and trade names are tested for impairment annually as of the first day of our fourth quarter or more frequently if events or changes in circumstances indicate that the asset might be impaired. Circumstances that could indicate a potential impairment include, but are not limited to:

■	a significant adverse change in the economic or business climate either within the furniture industry or the national or global economy;
■	significant changes in demand for our products;
■	loss of key personnel; and
■	the likelihood that a reporting unit or significant portion of a reporting unit will be sold or otherwise subject to disposal.

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

At February 3, 2019, the fair values of our Bradington-Young, Home Meridian, Sam Moore and Shenandoah trademarks and trade names exceeded their carrying values.

The goodwill impairment test consists of a two-step process, if necessary. However, we first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test outlined in ASC Topic 350. The more likely than not threshold is defined as having a likelihood of more than 50 percent. If, after assessing the totality of events or circumstances, we determine that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary and our goodwill is considered to be unimpaired. However, if based on our qualitative assessment we conclude that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, we will proceed with performing quantitative assessment. The quantitative assessment involves estimating the implied fair value of our goodwill using projected future cash flows that are discounted using a weighted average cost of capital analysis that reflects current market conditions. Management judgment is a significant factor in the goodwill impairment evaluation process. The computations require management to make estimates and assumptions, the most critical of which are potential future cash flows and the appropriate discount rate. Based on our qualitative assessment as described above, we have concluded that our goodwill is not impaired as of February 3, 2019.

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

Concentrations of Sourcing Risk

In fiscal 2019, imported products sourced from Vietnam and China accounted for nearly all of our import purchases and our top five suppliers in Vietnam and China account for approximately half of our fiscal 2019 import purchases. A disruption in our supply chain, or from Vietnam or China in general, could significantly impact our ability to fill customer orders for products manufactured in those countries. If such a disruption were to occur, we believe that we would have sufficient inventory on hand and in transit to our U.S. warehouses in Virginia, North Carolina and California to adequately meet demand for several months or slightly longer with an additional month’s worth of demand available for immediate shipment from our warehouses in Asia. We believe that we could, most likely at higher cost, source most of the products currently sourced in Vietnam or China from factories in other countries and could produce certain upholstered products domestically at our own factories. However, supply disruptions and delays on selected items could occur for up to six months before the impact of remedial measures would be reflected in our results. If we were to be unsuccessful in obtaining those products from other sources or at comparable cost, a disruption in our supply chain from our largest import furniture suppliers, or from Vietnam or China in general, could adversely affect our sales, earnings, financial condition and liquidity.

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

Interest Rate Risk

In conjunction with the Shenandoah acquisition, we entered into new financing arrangements as described in "Note 12 Long-Term Debt" included in Part II, Item 8. “Financial Statements” of this Form 10-K. Borrowings under the revolving credit facility and the Unsecured Term Loan bear interest based on LIBOR plus 1.5% and borrowings under the Secured Term Loan bear interest based on LIBOR plus 0.5%. As such, these debt instruments expose us to market risk for changes in interest rates. There was no outstanding balance under our revolving credit facility as of February 3, 2019, other than standby letters of credit in the amount of $2.3 million. However, as of February 3, 2019, $35.5 million was outstanding under our term loans. A 1% increase in the LIBOR rate would result in an annual increase in interest expense on our terms loans of approximately $328,000.

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

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements listed in Item 15(a), and which begin on page F-5, of this report are incorporated herein by reference and are filed as a part of this report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.     CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended February 3, 2019. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of February 3, 2019, the end of the period covered by this annual report, to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to the Company’s management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure and are effective to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Management’s Annual Report on Internal Control over Financial Reporting

In accordance with Section 404 of the Sarbanes-Oxley Act and SEC rules thereunder, management has conducted an assessment of our internal control over financial reporting as of February 3, 2019, based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s report regarding that assessment is included on page F-2 of this report, with our consolidated financial statements, and is incorporated herein by reference.

Report of Registered Public Accounting Firm

Our independent registered public accounting firm, KPMG LLP, audited the consolidated financial statements included in this annual report on Form 10-K and has issued an audit report on the effectiveness of our internal control over financial reporting. KPMG’s report is included on page F-3 and F-4 of this report, with our consolidated financial statements, and is incorporated herein by reference.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the fiscal quarter ended February 3, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.      OTHER INFORMATION

None.

Hooker Furniture Corporation

Part III

In accordance with General Instruction G (3) of Form 10-K, most of the information called for by Items 10, 11, 12, 13 and 14 of Part III will be incorporated by reference to the Company’s definitive Proxy Statement for its Annual Meeting of Shareholders scheduled to be held June 12, 2019 (the “2019 Proxy Statement”), as set forth below.

ITEM 10.      DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information relating to our directors will be set forth under the caption “Proposal One-Election of Directors” in the 2019 Proxy Statement and is incorporated herein by reference.

Information relating to our executive officers is included in Part I of this report under the caption “Executive Officers of Hooker Furniture Corporation” and is incorporated herein by reference.

Information relating to compliance with Section 16(a) of the Exchange Act will be set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2019 Proxy Statement and is incorporated herein by reference.

Information relating to the code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions will be set forth under the caption “Code of Business Conduct and Ethics” in the 2019 Proxy Statement and is incorporated herein by reference.

Information relating to material changes, if any, in the procedures by which shareholders may recommend nominees for our Board of Directors will be set forth under the caption “Procedures for Shareholder Recommendations of Director Nominees” in the 2019 Proxy Statement and is incorporated herein by reference.

Information relating to the Audit Committee of our Board of Directors, including the composition of the Audit Committee and the Board’s determinations concerning whether certain members of the Audit Committee are “financial experts” as that term is defined under Item 407(d)(5) of Regulation S-K will be set forth under the captions “Corporate Governance” and “Audit Committee” in the 2019 Proxy Statement and is incorporated herein by reference.

ITEM 11.      EXECUTIVE COMPENSATION

Information relating to this item will be set forth under the captions “Report of the Compensation Committee,” “Executive Compensation” and “Director Compensation” in the 2019 Proxy Statement and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Information relating to this item will be set forth under the captions “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management” in the 2019 Proxy Statement and is incorporated herein by reference.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information relating to this item will be set forth in the last two paragraphs under the caption “Audit Committee” and the caption “Corporate Governance” in the 2019 Proxy Statement and is incorporated herein by reference.

ITEM 14.     PRINCIPAL ACCOUNTING FEES AND SERVICES

Information relating to this item will be set forth under the caption “Proposal Two- Ratification of Selection of Independent Registered Public Accounting Firm” in the 2019 Proxy Statement and is incorporated herein by reference.

Hooker Furniture Corporation

Part IV

ITEM 15.     EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)     Documents filed as part of this report on Form 10-K:

(1)	The following reports and financial statements are included in this report on Form 10-K:

Management’s Report on Internal Control Over Financial Reporting

Reports of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of February 3, 2019 and January 28, 2018.

Consolidated Statements of Income for the fifty-three-week period ended February 3, 2019 and the fifty-two-week periods ended January 28, 2018 and January 29, 2017.

Consolidated Statements of Comprehensive Income for the fifty-three-week period ended February 3, 2019 and the fifty-two-week periods ended January 28, 2018 and, January 29, 2017.

Consolidated Statements of Cash Flows for the fifty-three-week period ended February 3, 2019 and the fifty-two-week periods ended January 28, 2018 and, January 29, 2017.

Consolidated Statements of Shareholders’ Equity for the fifty-three-week period ended February 3, 2019 and the fifty-two-week periods ended January 28, 2018 and, January 29, 2017.

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

Employment Agreement, dated January 5, 2016, between George Revington and the Company (incorporated by reference to Exhibit 10.1(l) of the Company’s Form 10-K (SEC File No. 000-25349) filed on April 15, 2016)*

10.1(i)

Employment Agreement, dated June 4, 2018, between Anne Jacobsen and the Company (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q (SEC File No. 000-25349) filed on December 6, 2018)*

10.1(j)

Employment Agreement, dated June 25, 2018, between Donald Lee Boone and the Company (incorporated by reference to Exhibit 10.2 of the Company’s Form 10-Q (SEC File No. 000-25349) filed on December 6, 2018)*

10.1(k)	Employment Agreement, dated June 4, 2018, between Jeremy Hoff and the Company (incorporated by reference to Exhibit 10.3 of the Company’s Form 10-Q (SEC File No. 000-25349) filed on December 6, 2018)*

10.1(l)

Employment Agreement, dated June 4, 2018, between Douglas Townsend and the Company (incorporated by reference to Exhibit 10.4 of the Company’s Form 10-Q (SEC File No. 000-25349) filed on December 6, 2018)*

10.1(m)	Form of Performance Share Agreement (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K (SEC File No. 000-25349) filed on May 11, 2018)*

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

Second Amended and Restated Loan Agreement, dated as of September 29, 2017, between Bank of America, N.A. and Hooker Furniture Corporation, Bradington-Young, LLC, Sam Moore Furniture LLC and Home Meridian Group, LLC (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K (SEC File No. 000-25349) filed on September 29, 2017)

10.2 (d)

First Amendment to Second Amended and Restated Loan Agreement, dated as of February 1, 2019, between Bank of America, N.A. and Hooker Furniture Corporation, Bradington-Young, LLC, Sam Moore Furniture LLC and Home Meridian Group, LLC. (filed herewith)

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

32.1

Rule 13a-14(b) Certification of the Company’s principal executive officer and principal financial officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101

The following financial statements from the Company's Annual Report on Form 10-K for the fiscal year ended February 3, 2019, formatted in Extensible Business Reporting Language (“XBRL”): (i) consolidated balance sheets, (ii) consolidated statements of income, (iii) consolidated statements of comprehensive income, (iv) consolidated statements of cash flows, (v) consolidated statements of shareholders’ equity and (vi) the notes to the consolidated financial statements, tagged as blocks of text (filed herewith)

*Management contract or compensatory plan

ITEM 16.          FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOOKER FURNITURE CORPORATION

April 19, 2019	By:	/s/ Paul B. Toms, Jr.
Paul B. Toms, Jr.
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Paul B. Toms, Jr.	Chairman, Chief Executive Officer and	April 19, 2019
Paul B. Toms, Jr.	Director (Principal Executive Officer)

/s/ Paul A. Huckfeldt	Senior Vice President - Finance and Accounting	April 19, 2019
Paul A. Huckfeldt	and Chief Financial Officer (Principal
Financial and Accounting Officer)

/s/ W. Christopher Beeler, Jr.	Director	April 19, 2019
W. Christopher Beeler, Jr.

/s/ Paulette Garafalo	Director	April 19, 2019
Paulette Garafalo

/s/ John L. Gregory, III	Director	April 19, 2019
John L. Gregory, III

/s/ Tonya H. Jackson	Director	April 19, 2019
Tonya H. Jackson

/s/ E. Larry Ryder	Director	April 19, 2019
E. Larry Ryder

/s/ Ellen C. Taaffe	Director	April 19, 2019
Ellen C. Taaffe

/s/ Henry G. Williamson, Jr.	Director	April 19, 2019
Henry G. Williamson, Jr.

HOOKER FURNITURE CORPORATION AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Management’s Report on Internal Control Over Financial Reporting	F-2

Reports of Independent Registered Public Accounting Firm	F-3

Consolidated Balance Sheets as of February 3, 2019 and January 28, 2018	F-5

Consolidated Statements of Income for the fifty-three-week period ended February 3, 2019 and the fifty-two-week periods ended January 28, 2018 and January 29, 2017	F-6

Consolidated Statements of Comprehensive Income for the fifty-three-week period ended February 3, 2019 and the fifty-two-week periods ended January 28, 2018 and January 29, 2017	F-7

Consolidated Statements of Cash Flows for the fifty-three-week period ended February 3, 2019 and the fifty-two-week periods ended January 28, 2018 and January 29, 2017	F-8

Consolidated Statements of Shareholders’ Equity for the fifty-three-week period ended February 3, 2019 and the fifty-two-week periods ended January 28, 2018 and January 29, 2017	F-9

Notes to Consolidated Financial Statements	F-10

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Shareholders of

Hooker Furniture Corporation

Martinsville, Virginia

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Securities Exchange Act Rule 13a-15(f). Under the supervision and with the participation of management, including the principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the Company’s evaluation under that framework, management concluded that the Company’s internal control over financial reporting was effective as of February 3, 2019.

The effectiveness of the Company’s internal control over financial reporting as of February 3, 2019 has been audited by KPMG LLP, the Company’s independent registered public accounting firm, as stated in their report which is included herein.

Paul B. Toms, Jr.

Chairman and Chief Executive Officer

(Principal Executive Officer)

April 19, 2019

Paul A. Huckfeldt

Senior Vice President – Finance and Accounting

and Chief Financial Officer

(Principal Financial and Accounting Officer)

April 19, 2019

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Hooker Furniture Corporation:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Hooker Furniture Corporation and subsidiaries (the Company) as of February 3, 2019 and January 28, 2018, the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended February 3, 2019, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of February 3, 2019 and January 28, 2018, and the results of its operations and its cash flows for each of the years in the three-year period ended February 3, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of February 3, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated April 19, 2019 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Change in Accounting Principle

As discussed in Note 1 to the consolidated financial statements, the Company has changed its method of accounting for revenue due to the adoption of Accounting Standards Codification 606, Revenue from Contracts with Customers.

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
April 19, 2019

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Hooker Furniture Company:

Opinion on Internal Control Over Financial Reporting

We have audited Hooker Furniture Corporation and subsidiaries’ (the Company) internal control over financial reporting as of February 3, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 3, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of February 3, 2019 and January 28, 2018, the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended February 3, 2019, and the related notes (collectively, the consolidated financial statements), and our report dated April 19, 2019 expressed an unqualified opinion on those consolidated financial statements.

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

/s/ KPMG LLP

Raleigh, North Carolina
April 19, 2019

HOOKER FURNITURE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)

As of	February 3,	January 28,
	2019	2018
Assets
Current assets
Cash and cash equivalents	$11,435	$30,915
Trade accounts receivable, net (See notes 6 and 7)	112,557	92,803
Inventories (see note 8)	105,204	84,459
Prepaid expenses and other current assets	5,735	5,314
Total current assets	234,931	213,491
Property, plant and equipment, net	29,482	29,249
Cash surrender value of life insurance policies (See note 11)	23,816	23,622
Deferred taxes (See note 16)	4,522	3,264
Intangible assets, net (See note 10)	35,755	38,139
Goodwill (See notes 4 and 10)	40,058	40,058
Other assets	1,152	2,235
Total non-current assets	134,785	136,567
Total assets	$369,716	$350,058

Liabilities and Shareholders’ Equity
Current liabilities
Current portion of term loans	$5,829	$7,528
Trade accounts payable	40,838	32,685
Accrued salaries, wages and benefits	8,002	9,218
Income tax accrual (See note 16)	3,159	3,711
Customer deposits	3,023	4,293
Other accrued expenses	3,564	2,894
Total current liabilities	64,415	60,329
Long term debt (See note 12)	29,628	45,778
Deferred compensation (See note 13)	11,513	11,164
Pension plan (See note 13)	-	2,441
Other liabilities	984	886
Total long-term liabilities	42,125	60,269
Total liabilities	106,540	120,598

Shareholders’ equity
Common stock, no par value, 20,000 shares authorized, 11,785 and 11,762 shares issued and outstanding on each date	49,549	48,970
Retained earnings	213,380	180,122
Accumulated other comprehensive income	247	368
Total shareholders’ equity	263,176	229,460
Total liabilities and shareholders’ equity	$369,716	$350,058

See accompanying Notes to Consolidated Financial Statements.

HOOKER FURNITURE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

For the 53 Week Period Ended February 3, 2019 and the 52 Week Periods Ended January 28, 2018 and January 29, 2017.

	2019	2018	2017

Net sales	$683,501	$620,632	$577,219

Cost of sales	536,014	485,815	451,098
Casualty loss	500	-	-

Gross profit	146,987	134,817	126,121

Selling and administrative expenses	91,928	87,279	83,186
Intangible asset amortization	2,384	2,084	3,134

Operating income	52,675	45,454	39,801

Other income, net	369	1,566	349
Interest expense, net	1,454	1,248	954

Income before income taxes	51,590	45,772	39,196

Income taxes	11,717	17,522	13,909

Net income	$39,873	$28,250	$25,287

Earnings per share:
Basic	$3.38	$2.42	$2.19
Diluted	$3.38	$2.42	$2.18

Weighted average shares outstanding:
Basic	11,759	11,633	11,531
Diluted	11,783	11,663	11,563

Cash dividends declared per share	$0.57	$0.50	$0.42

See accompanying Notes to Consolidated Financial Statements.

HOOKER FURNITURE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

For the 53 Week Period Ended February 3, 2019 and the 52 Week Periods Ended January 28, 2018 and January 29, 2017.

	2019	2018	2017

Net Income	$39,873	$28,250	$25,287
Other comprehensive income (loss):
Amortization of actuarial (loss) gain	(305)	(144)	551
Income tax effect on amortization	73	26	(204)
Adjustments to net periodic benefit cost	(232)	(118)	347

Reclassification of tax effects due to the adoption of ASU 2018-02	111	-	-

Total Comprehensive Income	$39,752	$28,132	$25,634

See accompanying Notes to Consolidated Financial Statements.

HOOKER FURNITURE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

For the 53 Week Period Ended February 3, 2019 and the 52 Week Periods Ended January 28, 2018 and January 29, 2017.

	2019	2018	2017
Operating Activities:
Net income	$39,873	$28,250	$25,287
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,442	6,647	8,000
(Gain)/Loss on disposal of assets	(73)	571	(72)
Proceeds from Casualty Loss	409	-	-
Deferred income tax (benefit) expense	(1,221)	4,110	(2,224)
Non-cash restricted stock and performance awards	1,284	1,175	1,157
Provision for doubtful accounts and sales allowances	(799)	(531)	2,188
Gain on life insurance policies	(748)	(582)	(964)
Changes in assets and liabilities:
Trade accounts receivable	(17,982)	2,908	(20,467)
Inventories	(21,323)	(6,776)	6,016
Prepaid expenses and other current assets	267	(1,067)	(115)
Trade accounts payable	8,130	(4,623)	4,662
Accrued salaries, wages and benefits	(1,643)	129	1,950
Accrued income taxes	(672)	(612)	3,966
Customer deposits	(1,270)	(339)	1,147
Other accrued expenses	604	(696)	2,303
Deferred compensation	(2,757)	(1,151)	(1,715)
Other long-term liabilities	141	333	121
Net cash provided by operating activities	9,662	27,746	31,240

Investing Activities:
Acquisitions	-	(32,773)	(86,062)
Purchases of property, plant and equipment	(5,214)	(3,166)	(2,454)
Proceeds received on notes receivable	119	120	146
Proceeds from sale of property and equipment	11	9	2
Premiums paid on life insurance policies	(652)	(673)	(715)
Proceeds received on life insurance policies	1,225	-	1,022
Net cash used in investing activities	(4,511)	(36,483)	(88,061)

Financing Activities:
Proceeds from long-term debt	-	12,000	60,000
Payments for long-term debt	(17,917)	(6,285)	(12,290)
Debt issuance cost	-	(39)	(165)
Cash dividends paid	(6,714)	(5,816)	(4,854)
Net cash (used in) provided by financing activities	(24,631)	(140)	42,691

Net decrease in cash and cash equivalents	(19,480)	(8,877)	(14,130)
Cash and cash equivalents at the beginning of year	30,915	39,792	53,922
Cash and cash equivalents at the end of year	$11,435	$30,915	$39,792

Supplemental schedule of cash flow information:
Interest paid, net	$1,338	$1,135	848
Income taxes paid, net	13,613	14,122	$12,164

Supplemental schedule of noncash investing activities:
Acquisition cost paid in common stock	$-	$8,396	20,267
Increase in property and equipment through accrued purchases	23	58	-

See accompanying Notes to Consolidated Financial Statements.

HOOKER FURNITURE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In thousands, except per share data)

For the 53 Week Period Ended February 3, 2019 and the 52 Week Periods Ended January 28, 2018 and January 29, 2017.

				Accumulated
				Other	Total
	Common Stock		Retained	Comprehensive	Shareholders'
	Shares	Amount	Earnings	Income	Equity
Balance at January 31, 2016	10,818	$18,667	$137,255	$139	$156,061

Net income			25,287		25,287
Unrealized gain on defined benefit plan, net of tax of $204				347	347
Cash dividends paid and accrued ($0.42 per share)			(4,854)		(4,854)
Stock issued for acquisition	717	20,267			20,267
Restricted stock grants, net of forfeitures	28	423			423
Restricted stock compensation cost		396			396
Balance at January 29, 2017	11,563	$39,753	$157,688	$486	$197,927

Net income			28,250		28,250
Unrealized loss on defined benefit plan, net of tax of $26				(118)	(118)
Cash dividends paid and accrued ($0.50 per share)			(5,816)		(5,816)
Stock issued for acquisition	176	8,396			8,396
Restricted stock grants, net of forfeitures	23	432			432
Restricted stock compensation cost		389			389
Balance at January 28, 2018	11,762	$48,970	$180,122	$368	$229,460

Net income			$39,873		$39,873
Prior year adjustment for ASU 2014-09 and 2018-02			99	$111	210
Unrealized loss on defined benefit plan, net of tax of $73				(232)	(232)
Cash dividends paid and accrued ($0.57 per share)			(6,714)		(6,714)
Restricted stock grants, net of forfeitures	23	$(30)			(30)
Restricted stock compensation cost		$609			609
Balance at February 3, 2019	11,785	$49,549	$213,380	$247	$263,176

See accompanying Notes to Consolidated Financial Statements.

HOOKER FURNITURE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar and share amounts in tables, except per share amounts, in thousands unless otherwise indicated)

For the Fifty-Three Weeks Ended February 3, 2019

NOTE 1 – ACCOUNTING STANDARDS ADOPTED IN FISCAL 2019

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

In March 2017, the FASB issued ASU 2017-07, Compensation – Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost (“ASU 2017-07”).  Previously net benefit cost was reported as an employee cost within operating income.  The amendment requires the bifurcation of net benefit cost.  The service cost component will be presented with the other employee compensation costs in operating income.  The other components will be reported separately outside of operations and will not be eligible for capitalization.  The amendment is effective for public entities for the annual reporting period beginning after December 15, 2017.  The guidance is required to be applied on a retrospective basis for the presentation of the service cost component and the other components of net benefit cost (including gains and losses on curtailments and settlements, and termination benefits paid through plans), and on a prospective basis for the capitalization of only the service cost component of net benefit cost.  Amounts capitalized into assets prior to the date of adoption should not be adjusted through a cumulative effect adjustment, but should continue to be recognized in the normal course, as for example, inventory is sold or fixed assets are depreciated. We adopted ASU 2017-17 as of the beginning of our 2019 fiscal year on January 29, 2018. Please see Note 13 Employee Benefit Plans for the impact on our financial statements.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

For financial reporting purposes, we are organized into two operating segments and “All Other”, which includes the remainder of our businesses:

■	Hooker Branded, consisting of the operations of our imported Hooker Casegoods and Hooker Upholstery businesses;
■

Home Meridian, a business acquired at the beginning of fiscal 2017, is a stand-alone, mostly autonomous business that serves a different type or class of customer than do our other operating segments and at much lower margins; and

■

All Other, which includes the domestic upholstery manufacturing operations of Bradington-Young, Sam Moore, Shenandoah Furniture, H Contract and Homeware, two businesses started in 2013. None of these operating segments were individually reportable; therefore, we combined them in “All Other” in accordance with ASC 280.

Cash and Cash Equivalents

We consider cash on hand, demand deposits in banks and all highly liquid investments with an original maturity of three months or less to be cash and cash equivalents.

Trade Accounts Receivable

Accounts receivable are reported net of the allowance for doubtful accounts and sales-related allowances. Substantially all of our trade accounts receivable are due from retailers and dealers that sell residential home furnishings or commercial purchasers of our hospitality and senior living products, and consist of a large number of entities with a broad geographic dispersion. We perform credit evaluations of our customers and generally do not require collateral. We regularly review and revise accounts receivable for doubtful accounts and customer allowances based upon historical bad debts and customer allowances and any agreements with specific customers. If the financial condition of a customer or customers were to deteriorate, resulting in an impairment of their ability to make payments, additional bad debt allowances may be required. In the event a receivable is determined to be potentially uncollectible, we engage collection agencies or law firms to attempt to collect amounts owed to us after all internal collection attempts have ended. Once we have determined the receivable is uncollectible, it is charged against the allowance for doubtful accounts.

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

Fair Value Measurements

We utilize valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible. We determine fair value based on assumptions that we believe market participants would use in pricing an asset or liability in the principal or most advantageous market. When considering market participant assumptions in fair value measurements, the following fair value hierarchy distinguishes between observable and unobservable inputs, which are categorized in one of the following levels:

■	Level 1 Inputs: Unadjusted quoted prices in active markets for identical assets or liabilities accessible to the reporting entity at the measurement date.
■

Level 2 Inputs: Observable inputs other than quoted prices included in Level 1 inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the asset or liability.

■

Level 3 Inputs: Unobservable inputs for the asset or liability used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at measurement date.

Fair Value of Financial Instruments

The carrying value of certain of our financial instruments (cash and cash equivalents, trade accounts receivable and payable, and accrued liabilities) approximates fair value because of the short-term nature of those instruments. The carrying value of Company-owned life insurance is marked to market each reporting period and any change in fair value is reflected in income for that period. See Note 11 for details.

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

Our goodwill, trademarks and trade names are tested for impairment annually as of the first day of our fourth quarter or more frequently if events or changes in circumstances indicate that the asset might be impaired. Circumstances that could indicate a potential impairment include, but are not limited to:

■	a significant adverse change in the economic or business climate either within the furniture industry or the national or global economy;
■	significant changes in demand for our products;
■	loss of key personnel; and
■	the likelihood that a reporting unit or significant portion of a reporting unit will be sold or otherwise subject to disposal.

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

Cash Surrender Value of Life Insurance Policies

We own eighty life insurance policies on certain of our current and former executives and other key employees. These policies had a carrying value of $23.8 million at February 3, 2019 and have a face value of approximately $52 million as of that date. Proceeds from the policies are used to fund certain employee benefits and for other general corporate purposes. We account for life insurance as a component of employee benefits cost. Consequently, the cost of the coverage and any resulting gains or losses related to those insurance policies are recorded as a decrease or increase to operating income. Cash payments that increase the cash surrender value of these policies are classified as investing outflows on the Consolidated Statements of Cash Flows, with amounts paid in excess of the increase in cash surrender value included in operating activities. Gains on life insurance policies, which typically occur at the time a policy is redeemed, are included in the reconciliation of net income to net cash used in or provided by operating activities. Substantially all of the cash value of our company owned life insurance is pledged as collateral for our secured term loan.

Revenue Recognition

We recognize revenue pursuant to Accounting Standards Codification 606, which requires revenue to be recognized at an amount that reflects the consideration we expect to be entitled to receive in exchange for transferring goods or services to our customers. Our policy is to record revenue when control of the goods transfers to the customer. We have a present right to payment at the time of shipment as customers are invoiced at that time. We believe the customer obtains control of goods at the time of shipment, which is typically when title passes. While the customer may not enjoy immediate physical possession of the products, the customers’ right to re-direct shipment indicates control. In the very limited instances when products are sold under consignment arrangements, we do not recognize revenue until control over such products has transferred to the end consumer. Orders are generally non-cancellable once loaded into a shipping trailer or container.

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

Net sales are comprised of gross revenues from sales of home furnishings and hospitality furniture products and are recorded net of allowances for trade promotions, estimated product returns, rebate advertising programs and other discounts. Physical product returns are very rare due to the high probability of damages to our products in return transit. Other revenues, primarily royalties, are immaterial to our overall results. Payment is typically due within 30-60 days of shipment for customers qualifying for payment terms. Collectability is reasonably assured since we extend credit to customers for whom we have performed credit evaluations and/or from whom we have received a down payment or deposit. Due to the highly-customized nature of our hospitality products, we typically require substantial prepayments on these orders, with the balance due within 30 days of delivery.

Cost of Sales

The major components of cost of sales are:

■	the cost of imported products purchased for resale;
■	raw materials and supplies used in our domestically manufactured products;
■	labor and overhead costs associated with our domestically manufactured products;
■	the cost of our foreign import operations;
■	charges associated with our inventory reserves;
■	warehousing and certain shipping and handling costs; and
■	all other costs required to be classified as cost of sales.

Selling and Administrative Expenses

The major components of our selling and administrative expenses are:

■	the cost of our marketing and merchandising efforts, including showroom expenses;
■	sales and design commissions;
■	the costs of administrative support functions including, executive management, information technology, human resources and finance; and
■	all other costs required to be classified as selling and administrative expenses.

Advertising

We offer advertising programs to qualified dealers under which we may provide signage, catalogs and other marketing support to our dealers and may reimburse some advertising and other costs incurred by our dealers in connection with promoting our products. The cost of these programs does not exceed the fair value of the benefit received. We charge the cost of point-of-purchase materials (including signage, catalogs, and fabric and leather swatches) to selling and administrative expense as incurred. Advertising costs charged to selling and administrative expense for fiscal years 2019, 2018 and 2017 were $3.3 million, $3.0 million, and $3.2 million, respectively. The costs for other advertising allowance programs are charged against net sales. We also have arrangements with some dealers to reimburse them for a portion of their advertising costs, which provides advertising benefits to us. Costs for these arrangements are expensed as incurred and are netted against net sales in our consolidated statements of income and comprehensive income.

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

NOTE 3- FISCAL YEAR

Our fiscal years end on the Sunday closest to January 31. In some years, generally once every six years, the fourth quarter will be fourteen weeks long and the fiscal year will consist of fifty-three weeks. The 2019 fiscal year that ended on February 3, 2019 was a 53-week fiscal year. Our quarterly periods are based on thirteen-week “reporting periods,” which end on Sundays. As a result, each quarterly period generally will be thirteen weeks, or 91 days long, except during a 53-week fiscal year which will have 14 weeks in the fourth quarter.

In the notes to the consolidated financial statements, references to the:

■	2019 fiscal year and comparable terminology mean the fiscal year that began January 29, 2018 and ended February 3, 2019;
■	2018 fiscal year and comparable terminology mean the fiscal year that began January 30, 2017 and ended January 28, 2018; and
■	2017 fiscal year and comparable terminology mean the fiscal year that began February 1, 2016 and ended January 29, 2017.

NOTE 4- ACQUISITIONS

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

Also on September 29, 2017, we entered into a second amended and restated loan agreement (the “Loan Agreement”) with Bank of America, N.A. (“BofA”) in connection with the completion of the Shenandoah acquisition. The Loan Agreement amends and restates the amended and restated loan agreement the Company entered into with BofA on February 1, 2016, in connection with its acquisition of substantially all of the assets of Home Meridian International, Inc. The Amended and Restated Loan Agreement provides us with a new $12 million unsecured term loan (the “New Unsecured Term Loan”). On September 29, 2017, we borrowed the full $12 million available under the New Unsecured Term Loan in connection with the completion of the Shenandoah acquisition. For additional details regarding the Loan Agreement, see Note 12. “Long-Term Debt,” below.

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

■

Shenandoah customer relationships, which are definite-lived intangible assets with an aggregate fair value of $13.2 million. The customer relationships are amortizable and will be amortized over a period of thirteen years;

■	The Shenandoah tradename, which is definite-lived intangible assets with an aggregate fair value of $700,000. The trade name is amortizable and will be amortized over a period of twenty years; and
■

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

■	Home Meridian tradenames of $11.6 million consisting of:
o

Indefinite-lived intangible assets with an aggregate fair value of $11.4 million. The tradenames are not subject to amortization, but will be evaluated annually and as circumstances dictate, for impairment; and

	o	Definite-lived intangible assets with an aggregate fair value of $200,000, which we expect to amortize over an eight-year period.
■

Home Meridian customer relationships which are definite-lived intangible assets with an aggregate fair value of $14.4 million. The customer relationships are amortizable and will be amortized over a period of eleven years; and

■

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

The following unaudited consolidated pro forma summary has been prepared by adjusting our historical data to give effect to the acquisition as if it had occurred on February 1, 2015:

52 Weeks Ended
(in millions except per share data)	January 31, 2016
(Pro forma)
Net Sales	$571,720
Net Income	22,831
Basic EPS	2.12
Diluted EPS	2.11

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

NOTE 5 - Casualty Loss

On May 18, 2018, the Martinsville/Henry County, Va. area experienced torrential rains. Two of our Hooker Brands segment warehouse facilities were damaged as a result. No employees were injured and the casualty loss caused only a nominal disruption in our ability to fulfill and ship orders. The costs associated with the recovery efforts exceeded our insurance deductible of $500,000. Consequently, we recorded a $500,000 casualty loss during the fiscal 2019 second quarter. We incurred another $409,000 of repair and remediation-related expenses during the third quarter, which was recovered from our casualty insurer during the fourth quarter of fiscal 2019.

NOTE 6 – DOUBTFUL ACCOUNTS AND OTHER ACCOUNTS RECEIVABLE ALLOWANCES

The activity in the allowance for doubtful accounts was:

	Fifty-Three	Fifty-Two	Fifty-Two
	Weeks Ended	Weeks Ended	Weeks Ended
	February 3,	January 28,	January 29,
	2019	2018	2017
Balance at beginning of year	$1,014	$508	$396
Non-cash charges to cost and expenses	158	767	823
Less uncollectible receivables written off, net of recoveries	(264)	(261)	(711)
Balance at end of year	$908	$1,014	$508

The activity in other accounts receivable allowances was:

	Fifty-Three	Fifty-Two	Fifty-Two
	Weeks Ended	Weeks Ended	Weeks Ended
	February 3,	January 28,	January 29,
	2019	2018	2017
Balance at beginning of year	$5,117	$6,298	$636
Non-cash charges to cost and expenses	(957)	(1,272)	5,586
Less uncollectible receivables written off, net of recoveries	107	91	76
Balance at end of year	$4,267	$5,117	$6,298

NOTE 7 – ACCOUNTS RECEIVABLE

	February 3,	January 28,
	2019	2018

Trade accounts receivable	$117,732	$98,934
Other accounts receivable allowances	(4,267)	(5,117)
Allowance for doubtful accounts	(908)	(1,014)
Accounts receivable	$112,557	$92,803

NOTE 8 – INVENTORIES

	February 3,	January 28,
	2019	2018
Finished furniture	$112,847	$92,502
Furniture in process	1,825	1,440
Materials and supplies	10,896	8,780
Inventories at FIFO	125,568	102,722
Reduction to LIFO basis	(20,364)	(18,263)
Inventories	$105,204	$84,459

If the first-in, first-out (FIFO) method had been used in valuing all inventories, net income would have been $41.5 million in fiscal 2019, $28.1 million in fiscal 2018, and $24.2 million in fiscal 2017. We recorded LIFO expense of $2.1 million in fiscal 2019, LIFO income of $225,000 in fiscal 2018 and $1.6 million in fiscal 2017.

At February 3, 2019 and January 28, 2018, we had $1.3 million and $3.2 million, respectively, in consigned inventories, which are included in the “Finished furniture” line in the table above.

At February 3, 2019, we held $8.1 million in inventory outside of the United States, in China and in Vietnam. At January 28, 2018, we held $10.5 million in inventory outside of the United States, in China and in Vietnam.

NOTE 9 – PROPERTY, PLANT AND EQUIPMENT

	Depreciable Lives	February 3,	January 28,
	(In years)	2019	2018

Buildings and land improvements	15 - 30	$24,588	$24,298
Computer software and hardware	3 - 10	18,719	18,302
Machinery and equipment	10	8,934	8,586
Leasehold improvements	Term of lease	9,376	8,982
Furniture and fixtures	3 - 8	2,318	2,186
Other	5	665	612
Total depreciable property at cost		64,600	62,966
Less accumulated depreciation		39,925	35,100
Total depreciable property, net		24,675	27,866
Land		1,067	1,067
Construction-in-progress		3,740	316
Property, plant and equipment, net		$29,482	$29,249

Depreciation expense for fiscal 2019, 2018 and 2017 were $5.0 million, $4.5 million and $4.7 million, respectively.

Capitalized Software Costs

Certain costs incurred in connection with developing or obtaining computer software for internal use are capitalized. These costs are amortized over periods of ten years or less. Capitalized software is reported as a component of computer software and hardware above and on the property, plant, and equipment line of our consolidated balance sheets. The activity in capitalized software costs was:

	Fifty-Three Weeks	Fifty-Two Weeks	Fifty-Two Weeks
	Ended	Ended	Ended
	February 3,	January 28,	January 29,
	2019	2018	2017
Balance beginning of year	$5,982	$6,510	$6,062
Additions	373	630	1,495
Amortization expense	(1,227)	(1,151)	(973)
Disposals	(5)	(7)	-
Adjustments	-	-	(74)
Balance end of year	$5,123	$5,982	$6,510

NOTE 10 – INTANGIBLE ASSETS AND GOODWILL

Our goodwill, some trademarks and trade names have indefinite useful lives and, consequently, are not subject to amortization for financial reporting purposes but are tested for impairment annually or more frequently if events or circumstances indicate that the asset might be impaired.

Our non-amortizable intangible assets consist of:

■	Goodwill and trademarks and tradenames related to the Home Meridian and Shenandoah acquisitions; and
■	Trademarks and tradenames related to the acquisitions of Bradington-Young (acquired in 2002), Sam Moore (acquired in 2007) and Home Meridian (acquired in 2016).

We review goodwill annually for impairment or more frequently if events or circumstances indicate that it might be impaired.

In accordance with ASU 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, the goodwill impairment test consists of a two-step process, if necessary. However, we first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the goodwill impairment test outlined in ASC Topic 350. The more likely than not threshold is defined as having a likelihood of more than 50 percent. If, after assessing the totality of events or circumstances, we determine that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the impairment test is unnecessary and our goodwill is considered to be unimpaired. However, if based on our qualitative assessment we conclude that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, we will proceed with performing the quantitative assessment. The quantitative assessment involves estimating the fair value of our goodwill using projected future cash flows that are discounted using a weighted average cost of capital analysis that reflects current market conditions. Management judgment is a significant factor in the goodwill impairment evaluation process. The computations require management to make estimates and assumptions, the most critical of which are the potential future cash flows and an appropriate discount rate. Based on our qualitative assessment as described above, we have concluded that our goodwill is not impaired as of February 3, 2019.

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

Details of our non-amortizable intangible assets are as follows:

	Segment	February 3,	January 28,
Non-amortizable Intangible Assets		2019	2018
Goodwill	Home Meridian	$23,187	$23,187
Goodwill	All Other	16,871	16,871
Total Goodwill		40,058	40,058

Trademarks and trade names - Home Meridian	Home Meridian	11,400	11,400
Trademarks and trade names - Bradington-Young	All Other	861	861
Trademarks and trade names - Sam Moore	All Other	396	396
Total Trademarks and trade names		$12,657	$12,657

Total non-amortizable assets		$52,715	$52,715

The following table is a rollforward of goodwill for the 2019, 2018 and 2017 fiscal years:

Segment	January 29, 2017	Acquisition	January 28, 2018	Acquisition	February 3, 2019

Home Meridian	$23,187	$-	$23,187	$-	$23,187
All Other	-	16,871	16,871	-	16,871
	$23,187	$16,871	$40,058	$-	$40,058

Our amortizable intangible assets are recorded in the Home Meridian and in All Other. The carrying amounts and changes therein of those amortizable intangible assets were as follows:

	Amortizable Intangible Assets
	Customer
	Relationships	Trademarks	Totals

Balance at January 28, 2018	$24,644	$838	$25,482
Amortization	(2,324)	(60)	(2,384)
Balance at February 3, 2019	$22,320	$778	$23,098

The weighted-average amortization period for all amortizable intangible assets is 10.2 years. The weighted-average amortization period for customer relationships is 9.9 years and is 16.5 years for our trademarks.

The estimated amortization expense associated with our amortizable intangible assets is expected to be as follows:

Fiscal Year	Amount

2020	2,384
2021	2,384
2022	2,384
2023	2,384
2024	2,384
2025 and thereafter	11,178
$23,098

Gross intangible assets and total accumulated amortization for each major class of intangible assets is as follows:

	February 3, 2019	January 28, 2018

Goodwill	$40,058	$40,058

Trademarks and tradenames	13,495	13,557
Accumulated amortization	(60)	(62)
Trademarks and tradenames, net	13,435	13,495

Customer relationships	24,644	27,600
Accumulated amortization	(2,324)	(2,956)
Customer relationships, net	22,320	24,644

Total Goodwill and other intangible assets, net	$75,813	$78,197

NOTE 11 – FAIR VALUE MEASUREMENTS

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

As of February 3, 2019 and January 28, 2018, Company-owned life insurance was measured at fair value on a recurring basis based on Level 2 inputs. The fair value of the Company-owned life insurance is determined by inputs that are readily available in public markets or can be derived from information available in publicly quoted markets. Additionally, the fair value of the Company-owned life insurance is marked to market each reporting period and any change in fair value is reflected in income for that period.

As of February 3, 2019, the assets of the Home Meridian segment’s legacy Pension Plan (the “Plan”) were measured at fair value on a recurring basis based on Level 1 inputs. Pension plan assets, held in a trust account by the Plan’s trustee, primarily consist of bond funds. During the fiscal 2019 third quarter, we transferred $3 million to the Pension Plan to reduce the underfunded balance and engaged in a “de-risking” strategy by moving Plan assets into fixed income securities, in order to reduce the volatility of the Plan Assets. As of February 3, 2019, the funded status for this plan was $86,000 shown on the “Other assets” line of our condensed consolidated balance sheets. See Note 13. Employee Benefit Plans for additional information about the Plan.

Our assets measured at fair value on a recurring basis at February 3, 2019 and January 28, 2018, were as follows:

	Fair value at February 3, 2019				Fair value at January 28, 2018
Description	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
				(In thousands)
Assets measured at fair value
Company-owned life insurance	$-	$23,816	$-	$23,816	$-	$23,622	$-	$23,622
Pension plan assets	10,992	-	-	10,992	8,757	-	-	8,757

NOTE 12 – LONG-TERM DEBT

We currently have one unsecured term loan and one secured term loan outstanding and a revolving credit facility. The term loans are related to the Home Meridian acquisition. A second unsecured term loan, used to partially fund the Shenandoah acquisition, was paid off during fiscal 2019. Details of our loan agreements and revolving credit facility are detailed below.

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

New Loan Agreement

On September 29, 2017, we entered into a second amended and restated loan agreement (the “New Loan Agreement”) with BofA in connection with the completion of the Shenandoah acquisition. The New Loan Agreement:

■

amended and restated the Original Loan Agreement detailed above such that our existing $30 million unsecured revolving credit facility (the “Existing Revolver”), Unsecured Term Loan, and Secured Term Loan all remain outstanding under the New Loan Agreement; and

■

provided us with a new $12 million unsecured term loan (the “New Unsecured Term Loan”). Amounts outstanding under the New Unsecured Term Loan will bear interest at a rate, adjusted monthly, equal to the then current LIBOR monthly rate plus 1.50%. We must repay the principal amount borrowed under the New Unsecured Term Loan in monthly installments of approximately $143,000, together with any accrued interest, until the full amount borrowed is repaid or until the earlier of September 30, 2022 or the expiration of the Existing Revolver, at which time all amounts outstanding under the New Unsecured Term Loan will become due and payable. We may prepay the outstanding principal amount under the New Unsecured Term Loan, in full or in part, on any interest payment date without penalty. On September 29, 2017, we borrowed the full $12 million available under the New Unsecured Term Loan to partially fund the cash consideration used in the Shenandoah acquisition.

The New Loan Agreement also included customary representations and warranties and requires us to comply with customary covenants, including, among other things, the following financial covenants:

●	Maintain a ratio of funded debt to EBITDA not exceeding:
o	2.25:1.0 through August 31, 2019; and
o	2.00:1.00 thereafter.
●	A basic fixed charge coverage ratio of at least 1.25:1.00; and
●	Limit capital expenditures to no more than $15.0 million during any fiscal year beginning in fiscal 2020.

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

We were in compliance with each of these financial covenants at February 3, 2019.

Principal payments due on our term loans are as follows:

Fiscal Year	Amount

2020	5,857
2021	29,651
$35,508

Given that our term loans have a floating rate of interest and our credit profile has not materially changed since the inception of the loans, the carrying amount of our term loans approximates their fair value at February 3, 2019.

During fiscal 2019, we paid off the remaining amounts due under the New Unsecured Term Loan.

As of February 3, 2019, we had an aggregate $27.7 million available under the Existing Revolver to fund working capital needs. Standby letters of credit in the aggregate amount of $2.3 million, used to collateralize certain insurance arrangements and for imported product purchases, were outstanding under the revolving credit facility as of February 3, 2019. There were no additional borrowings outstanding under the Existing Revolver as of February 3, 2019.

NOTE 13 – EMPLOYEE BENEFIT PLANS

Employee Savings Plans

We sponsor a tax-qualified 401(k) retirement plan covering substantially all employees. This plan assists employees in meeting their savings and retirement planning goals through employee salary deferrals and discretionary employer matching contributions. Our contributions to the plan amounted to $1.3 million in fiscal 2019, $974,000 in fiscal 2018, and $977,000 in fiscal 2017.

We adopted ASU 2017-07 as of the beginning of our 2019 fiscal year on January 29, 2018. Components of net periodic benefit cost other than the service cost for the SRIP, SERP and the Pension Plan are included in the line item “Other income, net” in our condensed consolidated statements of income. Service cost is included in our condensed consolidated statements of income under “Selling and administrative expenses.” The adoption resulted in the reclassification of $30,000 gain and $581,000 expense from Selling and administrative expenses to Other income, net in our fiscal 2018 and 2017 condensed consolidated statements of income.

Executive Benefits

Pension, SRIP and SERP Overview

We maintain three “frozen” retirement plans, which are paying benefits and may include active employees among the participants but we do not expect to add participants to these plans in the future. The three plans include:

■	a supplemental retirement income plan (“SRIP”) for certain former and current executives of Hooker Furniture Corporation;
■	the Pulaski Furniture Corporation Supplemental Executive Retirement Plan (“SERP”) for certain former executives; and
■	the Pulaski Furniture Corporation Pension Plan (“Pension Plan”) for former Pulaski Furniture Corporation employees.

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

Summarized SRIP and SERP information as of each fiscal year-end (the measurement date) is as follows:

	SRIP (Supplemental Retirement Income Plan)		SERP (Supplemental Executive Retirement Plan)
	Fifty-Three	Fifty-Two	Fifty-Three	Fifty-Two
	Weeks Ended	Weeks Ended	Weeks Ended	Weeks Ended
	February 3,	January 28,	February 3,	January 28,
	2019	2018	2019	2018
Change in benefit obligation:
Beginning projected benefit obligation	$9,365	$8,845	$2,008	$2,302
Service cost	326	302
Interest cost	341	345	70	83
Benefits paid	(511)	(520)	(185)	(216)
Actuarial loss (gain)	101	393	(88)	(160)
Ending projected benefit obligation (funded status)	$9,622	$9,365	$1,805	$2,008

Accumulated benefit obligation	$9,182	$8,727	$1,805	$2,008

Discount rate used to value the ending benefit obligations:	3.75%	3.75%	3.90%	3.64%

Amount recognized in the consolidated balance sheets:
Current liabilities (Accrued salaries, wages and benefits line)	$511	$511	$173	$188
Non-current liabilities (Deferred compensation line*)	9,111	8,854	1,632	1,820
Total	$9,622	$9,365	$1,805	$2,008

	Fifty-Three	Fifty-Two	Fifty-Two	Fifty-Three	Fifty-Two
	Weeks Ended	Weeks Ended	Weeks Ended	Weeks Ended	Weeks Ended
	February 3,	January 28,	January 29,	3-Feb	January 28,
	2019	2018	2017	2019	2018
Net periodic benefit cost
Service cost	$326	$302	$375	$-	$-
Interest cost	341	345	341	70	83
Net loss (gain)	172	62	(72)	-	-
Net periodic benefit cost	$839	$709	$644	$70	$83

Other changes recognized in accumulated other comprehensive income
Net loss (gain) arising during period	101	393	330	(88)	(160)
Amortizations:
Gain (Loss)	(172)	(62)	72	-	-
Total recognized in other comprehensive loss (income)	(71)	331	402	(88)	(160)

Total recognized in net periodic benefit cost and accumulated other comprehensive income	$768	$1,040	$1,046	$(18)	$(77)

Assumptions used to determine net periodic benefit cost:
Discount rate	3.75%	4.00%	4.3%	3.64%	3.77%
Increase in future compensation levels	4.00%	4.00%	4.0%	N/A	N/A

Estimated Future Benefit Payments:
Fiscal 2020	$511	$173
Fiscal 2021	873	169
Fiscal 2022	873	165
Fiscal 2023	873	160
Fiscal 2024	960	155
Fiscal 2025 through fiscal 2029	4,340	683

For the SRIP, the discount rate used to determine the fiscal 2019 net periodic cost was 3.75% based on the Moody’s Composite Bond Rate as of January 31, 2018. The net periodic benefit cost recognized in other comprehensive income was due to a decreased discount rate from 4.25% at January 29, 2017 to 4.00% at January 28, 2018 as well as increase in projected bonus for executives. The discount rate utilized in each period was the Annualized Moody’s Composite Bond Rate rounded to the nearest 0.25%.

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

Increasing the SRIP discount rate by 1% would decrease the projected benefit obligation at February 3, 2019 by approximately $640,000. Similarly, decreasing the discount rate by 1% would increase the projected benefit obligation at February 3, 2019 by $715,000. Increasing the SERP discount rate by 1% would decrease the projected benefit obligation at February 3, 2019 by approximately $124,000. Similarly, decreasing the discount rate by 1% would increase the projected benefit obligation at February 3, 2019 by $141,000.

At February 3, 2019, the actuarial losses related to the SRIP amounted to $101,000, net of tax of $23,000. At January 28, 2018, the actuarial losses related to the SRIP amounted to $393,000, net of tax of $62,000. The estimated prior service (cost) credit and actuarial loss that will be amortized from accumulated other comprehensive income into net periodic benefit cost over fiscal 2020 are $0 and $149,000, respectively.

At February 3, 2019, the actuarial gain related to the SERP was $88,000. The estimated net transition (asset)/obligation, prior service (cost) credit and actuarial loss that will be amortized from accumulated other comprehensive income into net periodic benefit cost over fiscal 2020 are immaterial.

The Pension Plan

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

On January 30, 2019, our Board of Directors voted to terminate the Pension Plan. Pension Plan termination is an eighteen to twenty-four-month process, that involves seeking certain approvals from both the IRS and PBGC. Once we receive the appropriate approvals, an insurance company will be selected to provide annuities for participants at an amount equal to their current monthly pension benefit. Upon settlement of the pension liability, we will reclassify the related pension losses currently recorded in accumulated other comprehensive loss, to the consolidated statements of operations.  We expect to record pension settlement expenses against earnings which could adversely affect our earnings. Additionally, there could be excess costs to terminate the plan.

As of February 3, 2019, current Pension Plan assets are invested in bond funds and are measured at fair value using Level 1 inputs, which are quoted prices in active markets.

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

Increasing the Pension Plan discount rate by 1% would decrease the projected benefit obligation at February 3, 2019 by approximately $1.1 million. Similarly, decreasing the discount rate by 1% would increase the projected benefit obligation at February 3, 2019 by $1.3 million.

The expected long-term rate of return on Pension Plan assets (“EROA”) is 3.8% as of the Plan’s most recent valuation date of February 3, 2019. We select the EROA to use based on input from Aon, our Pension Plan Investment Consultant and Actuary. Aon provides us with a statistical analysis of future expected returns based on the current investment policy target asset mix and Aon’s capital market assumptions. We then select the return from Aon’s reasonable range recommendation.

Summarized Pension Plan information as of February 3, 2019 (the measurement date) is as follows:

Pulaski Furniture Pension Plan

	Fifty-Three	Fifty-Two
	Weeks Ended	Weeks Ended
	February 3,	January 28,
	2019	2018
Change in benefit obligation:
Beginning projected benefit obligation	$11,198	$17,380
Acquisition
Service cost	-	-
Interest cost	415	695
Benefits paid	(708)	(1,187)
Settlement	-	(5,923)
Actuarial loss	1	233
Ending projected benefit obligation	$10,906	$11,198

Change in Plan Assets:
Beginning fair value of plan assets	$8,757	$13,881
Actual return on plan assets	23	2,325
Employer contributions	3,110	511
Actual expenses paid	(190)	(371)
Settlement	-	(6,402)
Actual benefits paid	(708)	(1,187)
Ending fair value of plan assets	$10,992	$8,757

Funded Status of the Plan	$86	$(2,441)

Discount rate used to value the ending benefit obligations:	3.80%	3.82%

Amount recognized in the consolidated balance sheets:
Current liabilities (Accrued salaries, wages and benefits line)	$86	$-
Non-current liabilities (Deferred compensation line*)	-	(2,441)
Net Asset/(Liability)	$86	$(2,441)

	Fifty-Three	Fifty-Two
	Weeks Ended	Weeks Ended
	February 3,	January 28,
	2019	2018
Net periodic benefit cost
Expected administrative expenses	$280	$280
Interest cost	415	695
Net loss (gain)	(575)	(933)
Net periodic benefit cost	$120	$42
Settlement/Curtailment expense (Income)		(562)
Total net periodic benefit cost (Income)	$120	$(520)

Other changes recognized in other comprehensive income
Net (gain) loss arising during period	464	(590)
Amortization:
(Loss) gain	-	562
Total recognized in other comprehensive (income) loss	464	(28)

Total recognized in net periodic benefit cost and accumulated other comprehensive income	$584	$(548)

Assumptions used to determine net periodic benefit cost:
Discount rate	3.82%	4.14%
Increase in future compensation levels	N/A	N/A

Estimated Future Benefit Payments:
Fiscal 2020	$681
Fiscal 2021	681
Fiscal 2022	683
Fiscal 2023	674
Fiscal 2024	693
Fiscal 2025 through Fiscal 2029	3,461

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

During fiscal 2016, the Compensation Committee awarded performance grants for the 2017 fiscal year. The 2016 awards had a three-year performance period that ended on January 29, 2017. The performance criteria for these awards were met and were paid in April 2017. During fiscal 2017, fiscal 2018 and fiscal 2019, the Compensation Committee awarded performance grants that have three-year performance periods ending on January 28, 2018, February 3, 2019 and February 2, 2020, respectively. The following amounts were accrued in our consolidated balance sheets as of the fiscal period-end dates indicated:

	February 3,	January 28,
	2019	2018
Performance grants
Fiscal 2016 grant (Current liabilities, Accrued wages, salaries and benefits)	$-	$193
Fiscal 2017 grant (Current liabilities, Accrued wages, salaries and benefits)	621	186
Fiscal 2018 grant (Non-current liabilities, Deferred compensation)	468	274
Fiscal 2019 grant (Non-current liabilities, Deferred compensation)	268	-
Total performance grants accrued	$1,357	$653

NOTE 14 – SHARE-BASED COMPENSATION

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

We account for restricted stock awards as “non-vested equity shares” until the awards vest or are forfeited. Restricted stock awards to non-employee directors and certain other management employees vest if the director/employee remains on the board/employed through the specified vesting period for shares and may vest earlier upon certain events specified in the plan. For shares issued to non-employee directors during fiscal 2016 and after, there is a 12-month service period. The fair value of each share of restricted stock is the market price of our common shares on the grant date. The weighted average grant-date fair values of restricted stock awards issued during fiscal 2019 were $37.83 and $46.88, respectively, during fiscal 2018 were $31.45, $41.70 and $39.05, during fiscal year 2017 were $25.45 and $24.17, respectively.

The restricted stock awards outstanding as of February 3, 2019 had an aggregate grant-date fair value of $830,000, after taking vested and forfeited restricted shares into account. As of February 3, 2019, we have recognized non-cash compensation expense of approximately $476,000 related to these non-vested awards and $1.4 million for awards that have vested. The remaining $354,000 of grant-date fair value for unvested restricted stock awards outstanding at February 3, 2019 will be recognized over the remaining vesting periods for these awards.

For each restricted stock issuance, the following table summarizes restricted stock activity, including the weighted average issue price of those shares on the grant date, the fair value of each grant of restricted stock on the grant date, compensation expense recognized for the unvested shares of restricted stock for each grant and the remaining fair value of the unvested shares of restricted stock for each grant as of February 3, 2019:

	Whole	Grant-Date	Aggregate	Compensation	Grant-Date Fair Value
	Number of	Fair Value	Grant-Date	Expense	Unrecognized At
	Shares	Per Share	Fair Value	Recognized	February 3, 2019
Previous Awards (vested)				$1,425

Restricted shares Issued on April 13, 2016	4,872	$25.45	$129	93	$5
Forfeited	(1,175)		(31)

Restricted shares Issued on April 13, 2017	4,572	$31.45	142	66	42
Forfeited	(1,058)		(34)

Restricted shares Issued on May 7, 2018	7,972	$37.83	301	75	226

Restricted shares Issued on June 8, 2018	6,887	$46.88	323	242	81

Awards outstanding at February 3, 2019:	22,070		$830	$476	$354

We have awarded time-based restricted stock units to certain senior executives since 2011. Each restricted stock unit, or “RSU”, entitles the executive to receive one share of the Company’s common stock if he remains continuously employed with the Company through the end of a three-year service period. The RSUs may be paid in shares of the Company’s common stock, cash or both, at the discretion of the Compensation Committee. The RSUs are accounted for as “non-vested stock grants.” Similar to the restricted stock grants issued to our non-employee directors, RSU compensation expense is recognized ratably over the applicable service period. However, unlike restricted stock grants, no shares are issued, or other payment made, until the end of the applicable service period (commonly referred to as “cliff vesting”) and grantees are not entitled to receive dividends on their RSUs during that time. The fair value of each RSU is the market price of a share of our common stock on the grant date, reduced by the present value of the dividends expected to be paid on a share of our common stock during the applicable service period, discounted at the appropriate risk-free rate. The following table presents RSU activity for the year ended February 3, 2019:

	Whole	Grant-Date	Aggregate	Compensation	Grant-Date Fair Value
	Number of	Fair Value	Grant-Date	Expense	Unrecognized At
	Units	Per Unit	Fair Value	Recognized	February 3, 2019
Previous Awards (vested)				$255

RSUs Awarded on April 13, 2016	7,622	$24.26	$185	156	$6
Forfeited	(3,143)		(23)
RSUs Awarded on April 15, 2017	6,257	$30.03	185	94	42
Forfeited	(2,579)		(49)
RSUs Awarded on June 4, 2018	6,032	$35.86	216	54	162

Awards outstanding at February 3, 2019:	14,189		$514	$304	$210

NOTE 15 – EARNINGS PER SHARE

We refer you to the Earnings Per Share disclosure in Note 2-Summary of Significant Accounting Policies, above, for more detailed information concerning the calculation of earnings per share.

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

	February 3,	January 28,	January 29,
	2019	2018	2017

Restricted shares	22,070	15,777	25,682
Restricted stock units	14,189	19,397	20,462
	36,259	35,174	46,144

All restricted shares awarded that have not yet vested are considered when computing diluted earnings per share. Unlike the restricted stock grants issued to our non-employee directors, the transfer of ownership of common shares issued under our RSUs, if any, occurs after the three-year vesting period; however, RSUs are also considered when computing diluted earnings per share.

The following table sets forth the computation of basic and diluted earnings per share:

	Fifty-Three	Fifty-Two	Fifty-Two
	Weeks Ended	Weeks Ended	Weeks Ended
	February 3,	January 28,	January 29,
	2019	2018	2017

Net income	$39,873	$28,250	$25,287
Less: Dividends on unvested restricted shares	11	10	11
Net earnings allocated to unvested restricted stock	68	50	56
Earnings available for common shareholders	$39,794	$28,190	$25,220

Weighted average shares outstanding for basic earnings per share	11,759	11,633	11,531
Dilutive effect of unvested restricted stock awards	24	30	32
Weighted average shares outstanding for diluted earnings per share	11,783	11,663	11,563

Basic earnings per share	$3.38	$2.42	$2.19

Diluted earnings per share	$3.38	$2.42	$2.18

In fiscal year 2018, we issued 176,018 shares of common stock to the designees of SFI as partial consideration for the Shenandoah acquisition on September 29, 2017. We issued 716,910 shares of our common stock to designees of Home Meridian as partial consideration for the Home Meridian acquisition on the first day of fiscal 2017.

NOTE 16 – INCOME TAXES

Our provision for income taxes was as follows for the periods indicated:

	Fifty-Three	Fifty-Two	Fifty-Two
	Weeks Ended	Weeks Ended	Weeks Ended
	February 3,	January 28,	January 29,
	2019	2018	2017
Current expense
Federal	$10,537	$12,022	$14,470
Foreign	118	85	86
State	2,247	1,390	1,471
Total current expense	12,902	13,497	16,027

Deferred taxes
Federal	(963)	4,038	(1,902)
State	(222)	(13)	(216)
Total deferred taxes	(1,185)	4,025	(2,118)
Income tax expense	$11,717	$17,522	$13,909

Total tax expense for fiscal 2019 was $11.6 million, of which $11.7 million expense was allocated to continuing operations and $73,000 tax benefit was allocated to other comprehensive income. Total tax expense for fiscal 2018 was $17.5 million, of which $17.5 million was allocated to continuing operations and $26,000 tax benefit was allocated to other comprehensive income. Total tax expense for fiscal 2017 was $14.1 million, of which $13.9 million was allocated to continuing operations and $204,000 expense was allocated to other comprehensive income.

The effective income tax rate differed from the federal statutory tax rate as follows for the periods indicated:

	Fifty-Three	Fifty-Two	Fifty-Two
	Weeks Ended	Weeks Ended	Weeks Ended
	February 3,	January 28,	January 29,
	2019	2018	2017

Income taxes at statutory rate	21.0%	33.9%	35.0%
Increase (decrease) in tax rate resulting from:
State taxes, net of federal benefit	3.2	2.0	2.2
Officer's life insurance	-0.7	-0.6	-1.2
Captive Life Insurance	0.0	0.0	-1.3
Tax Cuts and Jobs Act of 2017	0.0	4.0	0.0
Change in Valuation allowance	0.0	0.0	1.3
Other	-0.8	-1.0	-0.5
Effective income tax rate	22.7%	38.3%	35.5%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities for the period indicated were:

	February 3,	January 28,
	2019	2018
Assets
Deferred compensation	$3,572	$3,226
Allowance for bad debts	1,236	1,437
Inventories	882	-
Capital loss carryover	339	335
Other	1,120	692
Total deferred tax assets	7,149	5,690
Valuation allowance	(339)	(335)
	6,810	5,355
Liabilities
Inventory	-	315
Intangible assets	923	108
Property, plant and equipment	1,288	1,520
Unrecognized pension actuarial losses	77	148
Total deferred tax liabilities	2,288	2,091
Net deferred tax assets	$4,522	$3,264

At February 3, 2019 and January 28, 2018 our net deferred tax asset was $4.5 million and $3.3 million, respectively. The increase in the valuation allowance of $4,000 was due to the change in deferred state tax rates. We expect to fully realize the benefit of the deferred tax assets, with the exception of the capital loss, in future periods when the amounts become deductible. The capital loss carry forward is $1.4 million and expires in fiscal 2022.

Current accounting standards prescribe a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The guidance also addresses de-recognition, classification, interest and penalties, accounting in interim periods and disclosures.

A reconciliation of the beginning and ending amount of total unrecognized tax benefits for the fiscal years ended February 3, 2019 and January 28, 2018 are as follows:

	February 3,	January 28,
	2019	2018

Balance, beginning of year	$91	$248
Increase related to prior year tax positions	-	-
Decrease related to prior year tax positions	(48)	(157)
Increase related to current year tax positions	-	-
Balance, end of year	$43	$91

The net unrecognized tax benefits as of February 3, 2019, which, if recognized, would affect our effective tax rate are $38,000. We expect that $39,000 of gross unrecognized tax benefits will decrease within the next year.

We have elected to classify interest and penalties recognized with respect to unrecognized tax benefits as income tax expense. Interest expense of $5,600 and $10,000 was accrued as of February 3, 2019 and January 28, 2018, respectively.

Tax years ending February 1, 2016, through February 3, 2019 remain subject to examination by federal and state taxing authorities.

NOTE 17 – SEGMENT INFORMATION

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

We continually monitor our reportable segments for changes in facts and circumstances to determine whether changes in the identification or aggregation of operating segments are necessary.  In the fourth quarter of fiscal 2018, we updated our reportable segments as follows:  Hooker Upholstery was aggregated with Hooker Casegoods and reported as the Hooker Branded segment. The domestic upholstery operations of Shenandoah Furniture, Sam Moore and Bradington-Young were moved into the All Other segment with Company’s H Contract business and the remains on the Company’s Homeware division, which was shuttered in fiscal year 2018. The Home Meridian segment remains unchanged. Therefore, for financial reporting purposes, we are organized into two reportable segments and “All Other”, which includes the remainder of our businesses:

■	Hooker Branded, consisting of the operations of our imported Hooker Casegoods and Hooker Upholstery businesses;
■

Home Meridian, a business acquired at the beginning of fiscal 2017, is a stand-alone, mostly autonomous business that serves a different type or class of customer than do our other operating segments and at much lower margins; and

■

All Other, which includes the domestic upholstery manufacturing operations of Bradington-Young, Sam Moore, Shenandoah Furniture, and H Contract and Homeware, two businesses started in 2013. None of these operating segments were individually reportable; therefore, we combined them in “All Other” in accordance with ASC 280.

The following table presents segment information for the periods, and as of the dates, indicated:

	Fifty-Three Weeks Ended		Fifty-Two Weeks Ended		Fifty-Two Weeks Ended
	February 3, 2019		January 28, 2018		January 29, 2017
		% Net		% Net		% Net
Net Sales		Sales		Sales		Sales
Hooker Branded	$178,710	26.2%	$166,754	26.9%	$158,685	27.5%
Home Meridian	387,825	56.7%	365,472	58.9%	344,635	59.7%
All other	116,966	17.1%	88,406	14.2%	73,899	12.8%
Consolidated	$683,501	100.0%	$620,632	100.0%	$577,219	100.0%

Gross Profit
Hooker Branded	$58,122	32.5%	$53,007	31.8%	$51,653	32.6%
Home Meridian	62,850	16.2%	62,325	17.1%	57,289	16.6%
All other	26,015	22.2%	19,485	22.0%	17,179	23.2%
Consolidated	$146,987	21.5%	$134,817	21.7%	$126,121	21.8%

Operating Income
Hooker Branded	$25,269	14.1%	$22,139	13.3%	$20,472	12.9%
Home Meridian	18,828	4.9%	17,828	4.9%	14,687	4.3%
All other	8,578	7.3%	5,487	6.2%	4,642	6.3%
Consolidated	$52,675	7.7%	$45,454	7.3%	$39,801	6.9%

Capital Expenditures
Hooker Branded	$843		$1,372		$1,193
Home Meridian	534		1,098		280
All other	3,837		696		981
Consolidated	$5,214		$3,166		$2,454

Depreciation & Amortization
Hooker Branded	$1,979		$1,956		$2,214
Home Meridian	2,407		2,716		4,704
All other	3,056		1,975		1,082
Consolidated	$7,442		$6,647		$8,000

	As of February 3,		As of January 28,
	2019	%Total	2018	%Total
Assets		Assets		Assets
Hooker Branded	$108,445	36.9%	$130,184	47.9%
Home Meridian	144,277	49.1%	107,283	39.4%
All other	41,181	14.0%	34,394	12.7%
Consolidated Assets	$293,903	100.0%	$271,861	100.0%
Consolidated Goodwill and Intangibles	75,813		78,197
Total Consolidated Assets	$369,716		350,058

Sales by product type are as follows:

	Net Sales (in thousands)
	Fiscal
	2019		2018		2017

Casegoods	$417,677	61%	$404,808	65%	$391,347	68%
Upholstery	265,824	39%	215,824	35%	185,872	32%
	$683,501		$620,632		$577,219

No significant long-lived assets were held outside the United States at either February 3, 2019 or January 28, 2018. International customers accounted for 1.2% of consolidated invoiced sales in fiscal 2019, 2.5% fiscal 2018 and 2% of consolidated invoiced sales in fiscal 2017. We define international sales as sales outside of the United States and Canada.

NOTE 18 – COMMITMENTS, CONTINGENCIES AND OFF BALANCE SHEET ARRANGEMENTS

Legal contingencies

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

In the fiscal 2019 third quarter, we recorded a $4.0 million liability and related insurance proceeds receivable for a claim arising from a lawsuit in which we were named a defendant. The lawsuit stemmed from an auto-accident involving an independent contractor that had delivered products to one of our distribution facilities immediately prior to the accident. During the fiscal 2019 third quarter, the Company and its insurance carriers reached a $4.0 million settlement with the plaintiff and our insurance carriers reimbursed us for the full $4.0 million settlement amount. The lawsuit was dismissed by the court during the fiscal 2019 fourth quarter.

Commitments and Off-Balance Sheet Arrangements

We lease office space, warehousing facilities, showroom space and office equipment under leases expiring over the next five years. Rent expense was $10.1 million in fiscal 2019, $9.0 million in fiscal 2018, and $7.7 million in fiscal 2017. Future minimum annual commitments under leases and operating agreements are $7.8 million in fiscal 2020, $7.2 million in fiscal 2021, $5.3 million in fiscal 2022 and $3.6 million in fiscal 2023.

We had letters of credit outstanding totaling $2.3 million on February 3, 2019. We utilize letters of credit to collateralize certain imported inventory purchases and certain insurance arrangements.

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

NOTE 19 – CONCENTRATIONS OF RISK

Imported Products Sourcing

We source imported products through multiple vendors, located in eight countries. Because of the large number and diverse nature of the foreign factories from which we can source our imported products, we have some flexibility in the placement of products in any particular factory or country.

Factories located in Vietnam and China are a critical resource for Hooker Furniture. In fiscal 2019, imported products sourced from Vietnam and China accounted for nearly all of our import purchases and our top five suppliers in those countries accounted for approximately half of our fiscal 2019 import purchases. A disruption in our supply chain from Vietnam or China could significantly impact our ability to fill customer orders for products manufactured at that factory or in that country.

Raw Materials Sourcing for Domestic Upholstery Manufacturing

Our five largest domestic upholstery suppliers accounted for approximately 28% of our raw materials supply purchases for domestic upholstered furniture manufacturing operations in fiscal 2019. One supplier accounted for 7.5% of our raw material purchases in fiscal 2019. Should disruptions with these suppliers occur, we believe we could successfully source these products from other suppliers without significant disruption to our operations.

Concentration of Sales and Accounts Receivable

No customer accounted for more than 10% of our consolidated sales in fiscal 2019. Our top five customers accounted for nearly one-third of our fiscal 2019 consolidated sales. The loss of any one or more of these customers could adversely affect our earnings, financial condition and liquidity. At February 3, 2019, nearly half of our consolidated accounts receivable is concentrated in our top five customers. Should any one of these receivables become uncollectible, it would have an immediate and material adverse impact on our financial condition and liquidity.

NOTE 20 – CONSOLIDATED QUARTERLY DATA (Unaudited- see accompanying accountant’s report.)

	Fiscal Quarter
	First	Second	Third	Fourth
2019
Net sales	$142,892	$168,661	$171,474	$200,475
Cost of sales	110,926	133,016	135,638	156,935
Gross profit	31,966	35,645	35,836	43,540
Selling and administrative expenses	21,990	23,184	22,979	23,777
Net income	7,154	8,693	9,332	14,691
Basic earnings per share	$0.61	$0.74	$0.79	$1.25
Diluted earnings per share	$0.61	$0.74	$0.79	$1.24

2018
Net sales	$130,872	$156,308	$157,934	$175,518
Cost of sales	102,729	123,191	123,656	136,239
Gross profit	28,143	33,117	34,278	39,279
Selling and administrative expenses	20,570	20,858	22,318	23,533
Net income	4,746	7,778	7,202	8,524
Basic earnings per share	$0.41	$0.67	$0.62	$0.72
Diluted earnings per share	$0.41	$0.67	$0.61	$0.72

Earnings per share for each fiscal quarter is derived using the weighted average number of shares outstanding during that quarter. Earnings per share for each fiscal year is derived using the weighted average number of shares outstanding on an annual basis. Consequently, the sum of earnings per share for the quarters of a fiscal year may not equal earnings per share for the full fiscal year.

NOTE 21- RELATED PARTY TRANSACTIONS

We lease the four properties utilized in Shenandoah’s operations. One of our employees has an ownership interest in the entities that own these properties. The leases commenced on September 29, 2017 and an option to renew each for an additional seven years. All four leases include annual rent escalation clauses with respect to minimum lease payments after the initial 84-month term of the lease is completed. In addition to monthly lease payments, we also incur expenses for property taxes, routine repairs and maintenance and other operating expenses.  We paid $821,000 in lease payments to these entities during fiscal 2019.

NOTE 22- SUBSEQUENT EVENTS

Cash Dividend

On March 3, 2019, our Board of Directors declared a quarterly cash dividend of $0.15 per share, payable on March 29, 2019 to shareholders of record at March 18, 2019.