Form 10-Q
period 2019-05-05
HOOKER FURNITURE CORP
filed 2019-06-14
CIK 1077688

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended May 5, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, no par value	HOFT	NASDAQ Global Select Market

As of June 7, 2019, there were 11,817,229 shares of the registrant’s common stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

HOOKER FURNITURE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

As of	May 5,	February 3,
	2019	2019
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$28,254	$11,435
Trade accounts receivable, net	78,244	112,557
Inventories	110,765	105,204
Prepaid expenses and other current assets	6,957	5,735
Total current assets	224,220	234,931
Property, plant and equipment, net	30,638	29,482
Cash surrender value of life insurance policies	24,533	23,816
Deferred taxes	2,170	4,522
Operating leases right-of-use assets	43,894	-
Intangible assets, net	35,159	35,755
Goodwill	40,058	40,058
Other assets	1,247	1,152
Total non-current assets	177,699	134,785
Total assets	$401,919	$369,716

Liabilities and Shareholders’ Equity
Current liabilities
Current portion of term loans	$5,829	$5,829
Trade accounts payable	33,416	40,838
Accrued salaries, wages and benefits	4,736	8,002
Income tax accrual	1,292	3,159
Customer deposits	6,140	3,023
Current portion of lease liabilities	5,847	-
Other accrued expenses	2,901	3,564
Total current liabilities	60,161	64,415
Long term debt	28,171	29,628
Deferred compensation	10,791	11,513
Lease liabilities	38,171	-
Other long-term liabilities	3	984
Total long-term liabilities	77,136	42,125
Total liabilities	137,297	106,540

Shareholders’ equity
Common stock, no par value, 20,000 shares authorized, 11,816 and 11,785 shares issued and outstanding on each date	50,748	49,549
Retained earnings	213,599	213,380
Accumulated other comprehensive income	275	247
Total shareholders’ equity	264,622	263,176
Total liabilities and shareholders’ equity	$401,919	$369,716

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

HOOKER FURNITURE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

(Unaudited)

	Thirteen Weeks Ended
	May 5,	April 29,
	2019	2018

Net sales	$135,518	$142,892

Cost of sales	110,001	110,926

Gross profit	25,517	31,966

Selling and administrative expenses	22,016	21,990
Intangible asset amortization	596	596

Operating income	2,905	9,380

Other (expense)/income, net	(62)	5
Interest expense, net	341	382

Income before income taxes	2,502	9,003

Income tax expense	515	1,849

Net income	$1,987	$7,154

Earnings per share
Basic	$0.17	$0.61
Diluted	$0.17	$0.61

Weighted average shares outstanding:
Basic	11,769	11,750
Diluted	11,805	11,773

Cash dividends declared per share	$0.15	$0.14

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

HOOKER FURNITURE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Thirteen Weeks Ended
	May 5,	April 29,
	2019	2018

Net Income	$1,987	$7,154
Other comprehensive income (loss):
Amortization of actuarial loss	37	43
Income tax effect on amortization	(9)	(11)
Adjustments to net periodic benefit cost	28	32
Reclassification of tax effects due to the adoption of ASU 2018-02	-	111

Total Comprehensive Income	$2,015	$7,297

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

HOOKER FURNITURE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the
	Thirteen Weeks Ended
	May 5,	April 29,
	2019	2018
Operating Activities:
Net income	$1,987	$7,154
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,716	1,828
Gain on disposal of assets	(274)	(19)
Deferred income tax expense	2,344	1,638
Noncash restricted stock and performance awards	463	343
Provision/(benefit from) for doubtful accounts and sales allowances	862	(1,990)
Gain on life insurance policies	(555)	(508)
Changes in assets and liabilities:
Trade accounts receivable	33,451	20,611
Inventories	(5,561)	(321)
Prepaid expenses and other current assets	(3,186)	(190)
Trade accounts payable	(8,165)	2,042
Accrued salaries, wages, and benefits	(3,266)	(3,005)
Accrued income taxes	(1,867)	189
Customer deposits	3,117	387
Operating lease liabilities	(167)	-
Other accrued expenses	(664)	424
Deferred compensation	51	(43)
Other long-term liabilities	-	39
Net cash provided by operating activities	$20,286	$28,579

Investing Activities:
Purchases of property and equipment	(1,527)	(370)
Proceeds received on notes from sale of assets	1,449	30
Proceeds received on life insurance policies	-	1,099
Premiums paid on life insurance policies	(157)	(155)
Net cash (used in)/provided by investing activities	(235)	604

Financing Activities:
Payments for long-term debt	(1,464)	(11,893)
Cash dividends paid	(1,768)	(1,647)
Net cash used in financing activities	(3,232)	(13,540)

Net increase in cash and cash equivalents	16,819	15,643
Cash and cash equivalents - beginning of year	11,435	30,915
Cash and cash equivalents - end of quarter	$28,254	$46,558

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$38	$23
Cash paid for interest, net	329	324
Non-cash transactions:
Increase in property and equipment through accrued purchases	743	166

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

HOOKER FURNITURE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In thousands, except per share data)

(Unaudited)

				Accumulated
				Other	Total
	Common Stock		Retained	Comprehensive	Shareholders'
	Shares	Amount	Earnings	Income	Equity
Balance at January 28, 2018	11,762	$48,970	$180,122	$369	$229,461
Net income			7,154		7,154
Prior year adjustment for ASU 2014-09 and 2018-02			99	111	210
Unrealized loss on defined benefit plan, net of tax of $11				32	32
Cash dividends paid and accrued ($0.14 per share)			(1,647)		(1,647)
Restricted stock grants, net of forfeitures	6	6			6
Restricted stock compensation cost		106			106
Balance at April 29, 2018	11,768	$49,082	$185,728	$512	$235,322

Balance at February 3, 2019	11,785	$49,549	$213,380	$247	$263,176
Net income			1,987		1,987
Unrealized loss on defined benefit plan, net of tax of $9				28	28
Cash dividends paid and accrued ($0.15 per share)			(1,768)		(1,768)
Restricted stock grants, net of forfeitures	31	344			344
Restricted stock compensation cost		174			174
Recognition of PSUs as equity-based awards		681			681
Balance at May 5, 2019	11,816	$50,748	$213,599	$275	$264,622

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

HOOKER FURNITURE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar and share amounts in tables, except per share amounts, in thousands unless otherwise indicated)

(Unaudited)

For the Thirteen Weeks Ended May 5, 2019

1.	Preparation of Interim Financial Statements

The condensed consolidated financial statements of Hooker Furniture Corporation and subsidiaries (referred to as “we,” “us,” “our,” “Hooker” or the “Company”) have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, these statements include all adjustments necessary for a fair statement of the results of all interim periods reported herein. All such adjustments are of a normal recurring nature. Certain information and footnote disclosures prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) are condensed or omitted pursuant to SEC rules and regulations. However, we believe that the disclosures made are adequate for a fair presentation of our results of operations and financial position. These financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in our annual report on Form 10-K for the fiscal year ended February 3, 2019 (“2019 Annual Report”). The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect both the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from our estimates. Operating results for the interim periods reported herein may not be indicative of the results expected for the fiscal year.

The financial statements contained herein are being filed as part of a quarterly report on Form 10-Q covering the thirteen-week period (also referred to as “three months,” “three-month period,” “quarter,” “first quarter” or “quarterly period”) that began February 4, 2019 and ended May 5, 2019. This report discusses our results of operations for this period compared to the thirteen-week period that began January 29, 2018 and ended April 29, 2018; and our financial condition as of May 5, 2019 compared to February 3, 2019.

References in these notes to the condensed consolidated financial statements of the Company to:

■	the 2020 fiscal year and comparable terminology mean the fifty-two-week fiscal year that began February 4, 2019 and will end February 2, 2020; and

■	the 2019 fiscal year and comparable terminology mean the fifty-three-week fiscal year that began January 29, 2018 and ended February 3, 2019.

2.	Recently Adopted Accounting Policies

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“Topic 842”), which requires lessees to recognize lease right-of-use assets and liabilities on balance sheet and disclose key information about leasing arrangements. ASU 2016-02 was subsequently amended by ASU No. 2018-01, Land Easement Practical Expedient for Transition to Topic 842; ASU No. 2018-10, Codification Improvements to Topic 842, Leases; and ASU No. 2018-11, Targeted Improvements. We adopted Topic 842 standard on February 4, 2019 and used the effective date transition method. As a result, our condensed consolidated balance sheets prior to February 4, 2019 were not restated and continue to be reported under previous guidance that did not require the recognition of lease liabilities and corresponding lease assets on the condensed consolidated balance sheets. In addition, we have elected the package of practical expedients, which allowed us not to reassess prior conclusions related to the expired or existing leases, and not to reassess the accounting for initial direct costs. As a result of the adoption of Topic 842, we have operating lease right-of-use assets of $43.9 million and operating lease liabilities of $44.0 million as of May 5, 2019. The adoption of Topic 842 did not have a material impact on our condensed consolidated statements of income and condensed consolidated statement of cash flows for the three-month period ended May 5, 2019. See Note 8 for additional information and disclosures required by Topic 842.

3.	Accounts Receivable

	May 5,	February 3,
	2019	2019

Trade accounts receivable	$84,259	$117,732
Other accounts receivable allowances	(5,098)	(4,267)
Allowance for doubtful accounts	(917)	(908)
Accounts receivable	$78,244	$112,557

4.	Inventories

	May 5,	February 3,
	2019	2019
Finished furniture	$119,582	$112,847
Furniture in process	1,528	1,825
Materials and supplies	10,325	10,896
Inventories at FIFO	131,435	125,568
Reduction to LIFO basis	(20,670)	(20,364)
Inventories	$110,765	$105,204

5.	Property, Plant and Equipment

	Depreciable Lives	May 5,	February 3,
	(In years)	2019	2019

Buildings and land improvements	15 - 30	$24,717	$24,588
Computer software and hardware	3 - 10	18,910	18,719
Machinery and equipment	10	8,983	8,934
Leasehold improvements	Term of lease	9,683	9,376
Furniture and fixtures	3 - 10	2,388	2,318
Other	5	665	665
Total depreciable property at cost		65,346	64,600
Less accumulated depreciation		41,034	39,925
Total depreciable property, net		24,312	24,675
Land		1,067	1,067
Construction-in-progress		5,259	3,740
Property, plant and equipment, net		$30,638	$29,482

6.	Fair Value Measurements

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

As of May 5, 2019 and February 3, 2019, Company-owned life insurance was measured at fair value on a recurring basis based on Level 2 inputs. The fair value of the Company-owned life insurance is determined by inputs that are readily available in public markets or can be derived from information available in publicly quoted markets. Additionally, the fair value of the Company-owned life insurance is marked to market each reporting period and any change in fair value is reflected in income for that period.

On January 30, 2019, our Board of Directors voted to terminate the Pension Plan. Pension Plan termination is an eighteen to twenty-four-month process, that involves seeking certain approvals from both the IRS and Pension Benefit Guaranty Corporation (“PBGC”). As of February 3, 2019, current Pension Plan assets are invested in bond funds and are measured at fair value using Level 1 inputs, which are quoted prices in active markets. As of February 3, 2019, the funded status for this plan was $86,000 shown on the “Other assets” line of our condensed consolidated balance sheets. See Note 10. Employee Benefit Plans for additional information about the Plan.

Our assets measured at fair value on a recurring basis at May 5, 2019 and February 3, 2019, were as follows:

	Fair value at May 5, 2019				Fair value at February 3, 2019
Description	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets measured at fair value
Company-owned life insurance	$-	$24,533	$-	$24,533	$-	$23,816	$-	$23,816
Pension Plan assets*	10,992	-	-	10,992	10,992	-	-	10,992

* as of February 3, 2019 for Pension Plan assets.

7.	Intangible Assets

		May 5,	February 3,
Non-amortizable Intangible Assets	Segment	2019	2019
Goodwill	Home Meridian	$23,187	$23,187
Goodwill	All Other	16,871	16,871
Total Goodwill		40,058	40,058

Trademarks and trade names - Home Meridian	Home Meridian	11,400	11,400
Trademarks and trade names - Bradington-Young	All Other	861	861
Trademarks and trade names - Sam Moore	All Other	396	396
Total Trademarks and trade names		$12,657	$12,657

Total non-amortizable assets		$52,715	$52,715

Our amortizable intangible assets are recorded in our Home Meridian segment and All Other. The carrying amounts and changes therein of those amortizable intangible assets were as follows:

	Amortizable Intangible Assets
	Customer
	Relationships	Trademarks	Totals

Balance at February 3, 2019	$22,320	$778	$23,098
Amortization	(581)	(15)	(596)
Balance at May 5, 2019	$21,739	$763	$22,502

For the remainder of fiscal 2020, amortization expense is expected to be approximately $1.8 million.

8.	Leases

On February 4, 2019, we adopted Accounting Standards Codification Topic 842 Leases. Our lease assets are composed of real estate and equipment. Real estate leases consist primarily of warehouses and offices, while equipment leases consist of vehicles, office and warehouse equipment. At the inception of a contract, we assess whether the contract is, or contains, a lease. Our assessment is based on: (a) whether there is an identified asset in the contract that is land or a depreciable asset – i.e. property, plant or equipment; (b) whether we have the right to control the use of the identified asset throughout the period of use, which may be different from the overall contract term; and (c) whether we have the right to direct the use of an identified asset if it can direct (and change) how and for what purpose the asset will be used throughout the period of use.

Leases are classified as either finance leases or operating leases based on criteria in Topic 842. All of our leases are classified as operating leases. We do not currently have finance leases but could in the future.

Operating lease right-of-use ("ROU") assets and liabilities are recognized on the adoption date based on the present value of lease payments over the remaining lease term. As interest rates are not explicitly stated or implicit in any of our leases, we utilized our incremental borrowing rate at the adoption date of February 4, 2019, which was one-month LIBOR plus 1.5%. ROU assets also include any lease payments made and exclude lease incentives. Lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option.

At the inception of a lease, we allocate the consideration in the contract to each lease and non-lease component based on the component's relative stand-alone price to determine the lease payments. Lease and non-lease components are accounted for separately. Lease expense for operating leases is recognized on a straight-line basis over the lease term. Included in lease expense are any variable lease payments incurred in the period that were not included in the initial lease liability. Some of our real estate leases contain variable lease payments, including payments based on the percentage increase in the Consumer Price Index for Urban Consumers (“CPI-U”). We used February 2019 CPI-U issued by the US Department of Labor’s Bureau of Labor Statistics to measure lease payments and calculate lease liabilities. Additional payments based on the change in an index or rate, or payments based on a change in our portion of the operating expenses, including real estate taxes and insurance, are recorded when incurred.

We have a sub-lease at one of our warehouses. In accordance with the provisions of Topic 842, since we have not been relieved as the primary obligor of the warehouse lease, we cannot net the sublease income against our lease payment to calculate the lease liability and ROU asset. Our practice has been, and we will continue to, straight-line the sub-lease income over the term of the sublease. We recognized $130,000 sub-lease income for the three-month period ended May 5, 2019.

Our leases have remaining lease terms of less than one year to seven years, some of which include options to extend the leases for up to seven years. We have elected not to recognize ROU assets and lease liabilities that arise from short term leases for any class of underlying asset. Short term leases are leases with lease terms of 12 months or less with either (a) no renewal option or (b) a renewal option which we are not reasonably certain to exercise.

We have elected to adopt a package of practical expedients provided under Topic 842 that allows us not to reassess: (a) whether expired or existing contracts contain a lease under the new definition of a lease; (b) lease classification of expired or existing leases; and (c) whether previously capitalized initial direct costs would qualify for capitalization under Topic 842.

The components of lease cost and supplemental cash flow information for leases for the three-months ended May 5, 2019 were:

13 Weeks Ended
May 5, 2019
Operating lease cost	$2,076
Short-term lease cost	113
Total operating lease cost	$2,189

Operating cash outflows	$2,386

The right-of-use assets and lease liabilities recorded on our Condensed Consolidated Balance Sheets as of May 5, 2019 were:

May 5, 2019
Real estate	$42,679
Property and equipment	1,215
Total operating leases right-of-use assets	$43,894

Current portion of operating lease liabilities	$5,847
Long term operating lease liabilities	38,171
Total operating lease liabilities	$44,018

Weighted-average remaining lease term is 7.8 years. We used our incremental borrowing rate which is LIBOR plus 1.5% at the adoption date. The weighted-average discount rate is 4.014%.

The following table reconciles the undiscounted future lease payments for operating leases to the operating lease liabilities recorded in the condensed consolidated balance sheet at May 5, 2019:

Undiscounted Future Operating Lease Payments
Remainder of 2019	$5,775
2020	7,689
2021	7,072
2022	5,478
2023	5,239
2024 and thereafter	20,251
Total lease payments	$51,504
Less: impact of discounting	(7,486)
Present value of lease payments	$44,018

As of May 5, 2019, we did not have any additional operating or finance leases that had not yet commenced.

9.	Long-Term Debt

As of May 5, 2019, we had an aggregate $27.7 million available under our revolving credit facility to fund working capital needs. Standby letters of credit in the aggregate amount of $2.3 million, used to collateralize certain insurance arrangements and for imported product purchases, were outstanding under the revolving credit facility as of May 5, 2019. There were no additional borrowings outstanding under the revolving credit facility as of May 5, 2019.

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

The SRIP, SERP and Pension Plan are all “frozen” and we do not expect to add additional participants to any of these plans in the future. On January 30, 2019, our Board of Directors voted to terminate the Pension Plan. Pension Plan termination is an eighteen to twenty-four-month process, that involves seeking certain approvals from both the IRS and PBGC. Once we receive the appropriate approvals, an insurance company will be selected to provide annuities for participants at an amount equal to their current monthly pension benefit. Upon settlement of the pension liability, we will reclassify the related pension losses currently recorded in accumulated other comprehensive loss, to the consolidated statements of operations. We expect to record pension settlement expenses against earnings which could adversely affect our earnings. Additionally, there could be excess costs to terminate the plan. We do not expect these expenses and costs to be material.

As of May 5, 2019, current Pension Plan assets are invested in bond funds and are measured at fair value using Level 1 inputs, which are quoted prices in active markets.

	Thirteen Weeks Ended
	May 5,	April 29,
	2019	2018
Net periodic benefit costs
Service cost	26	82
Interest cost	205	207
Actuarial loss	37	43
Expected return on pension plan assets	(101)	(144)
Expected administrative expenses	97	70

Consolidated net periodic benefit costs	$264	$258

The expected long-term rate of return on Pension Plan assets is 3.8% as of the Pension Plan’s most recent valuation date of February 3, 2019.

The SRIP and SERP plans are unfunded plans. We paid $178,000 in the first quarter and expect to pay a total of approximately $506,000 in benefit payments from our general assets during the remainder of fiscal 2020 to fund SRIP and SERP payments.

11.	Earnings Per Share

We refer you to the discussion of Earnings Per Share in Note 2. Summary of Significant Accounting Policies, in the financial statements included in our 2019 Annual Report, for additional information concerning the calculation of earnings per share.

All stock awards are designed to encourage retention and to provide an incentive for increasing shareholder value. We have issued restricted stock awards to non-employee members of the board of directors since 2006 and to certain non-executive employees since 2014. We have issued restricted stock units (“RSUs”) to certain senior executives since fiscal 2012 under the Company’s Stock Incentive Plan. Each RSU entitles an executive to receive one share of the Company’s common stock if the executive remains continuously employed with the Company through the end of a three-year service period. The RSUs may be paid in shares of our common stock, cash or both at the discretion of the Compensation Committee of our board of directors. We have issued Performance-based Restricted Stock Units (“PSUs”) to certain senior executives since fiscal 2019 under the Company’s Stock Incentive Plan. Each PSU entitles the executive officer to receive one share of our common stock based on the achievement of two specified performance conditions if the executive officer remains continuously employed through the end of the three-year performance period. One target is based on our annual average growth in our EPS over the performance period and the other target is based on EPS growth over the performance period compared to our peers. The payout or settlement of the PSUs will be made in shares of our common stock.

We expect to continue to grant these types of awards annually in the future. The following table sets forth the number of outstanding restricted stock awards and RSUs and PSUs, net of forfeitures and vested shares, as of the fiscal period-end dates indicated:

	May 5,	February 3,
	2019	2019

Restricted shares	33	22
RSUs and PSUs	57	14
	90	36

The number of outstanding restricted shares increased due primarily to grants of restricted shares to a larger population of our non-executive employees as an incentive for retention and alignment of individual performance to our values. The number of RSUs and PSUs increased primarily due to the addition of three additional executive officers in the second quarter of fiscal 2019.

All restricted shares, RSUs and PSUs awarded that have not yet vested are considered when computing diluted earnings per share. The following table sets forth the computation of basic and diluted earnings per share:

	Thirteen Weeks Ended
	May 5,	April 29,
	2019	2018

Net income	$1,987	$7,154
Less: Unvested participating restricted stock dividends	4	2
Net earnings allocated to unvested participating restricted stock	4	9
Earnings available for common shareholders	1,979	7,143

Weighted average shares outstanding for basic earnings per share	11,769	11,750
Dilutive effect of unvested restricted stock, RSU and PSU awards	36	23
Weighted average shares outstanding for diluted earnings per share	11,805	11,773

Basic earnings per share	$0.17	$0.61

Diluted earnings per share	$0.17	$0.61

12.	Income Taxes

We recorded income tax expense of $515,000 for the fiscal 2020 first quarter compared to $1.8 million for the comparable prior year period. The effective tax rates for the fiscal 2020 and 2019 first quarters were 20.6% and 20.5%, respectively.

The net unrecognized tax benefits as of May 5, 2019 and February 3, 2019, which, if recognized, would affect our effective tax rate are $39,000 and $38,000, respectively.

Tax years ending January 31, 2016 through February 3, 2019 remain subject to examination by federal and state taxing authorities.

13.	Segment Information

For financial reporting purposes, we are organized into two reportable segments and “All Other”, which includes the remainder of our businesses:

■	Hooker Branded, consisting of the operations of our imported Hooker Casegoods and Hooker Upholstery businesses;
■

Home Meridian, a business acquired at the beginning of fiscal 2017, is a stand-alone, mostly autonomous business that serves a different type or class of customer than do our other operating segments and at much lower margins; and

■

All Other, which includes the domestic upholstery manufacturing operations of Bradington-Young, Sam Moore, Shenandoah Furniture, and H Contract. None of these operating segments were individually reportable; therefore, we combined them in “All Other” in accordance with ASC 280.

The following table presents segment information for the periods, and as of the dates, indicated:

	Thirteen Weeks Ended
	May 5, 2019		April 29, 2018
		% Net		% Net
Net Sales		Sales		Sales
Hooker Branded	$39,600	29.2%	$42,772	29.9%
Home Meridian	67,630	49.9%	70,596	49.4%
All Other	28,288	20.9%	29,524	20.7%
Consolidated	$135,518	100.0%	$142,892	100.0%

Gross Profit
Hooker Branded	$12,556	31.7%	$14,422	33.7%
Home Meridian	5,903	8.7%	10,416	14.8%
All Other	7,058	25.0%	7,128	24.1%
Consolidated	$25,517	18.8%	$31,966	22.4%

Operating Income
Hooker Branded	$5,177	13.1%	$6,726	15.7%
Home Meridian	(4,993)	-7.4%	(288)	-0.4%
All Other	2,721	9.6%	2,942	10.0%
Consolidated	$2,905	2.1%	$9,380	6.6%

Capital Expenditures
Hooker Branded	$125		$210
Home Meridian	117		36
All Other	1,285		124
Consolidated	$1,527		$370

Depreciation & Amortization
Hooker Branded	$492		$484
Home Meridian	531		591
All Other	693		753
Consolidated	$1,716		$1,828

	As of May 5,		As of February 3,
	2019	%Total	2019	%Total
Identifiable Assets		Assets		Assets
Hooker Branded	$148,866	45.6%	$108,445	36.9%
Home Meridian	135,312	41.4%	144,277	49.1%
All Other	42,524	13.0%	41,181	14.0%
Consolidated	$326,702	100.0%	$293,903	100.0%
Consolidated Goodwill and Intangibles	75,217		75,813
Total Consolidated Assets	$401,919		$369,716

Sales by product type are as follows:

	Net Sales (in thousands)
	Thirteen Weeks Ended
	May 5, 2019	%Total	April 29, 2018	%Total
Casegoods	$84,464	62%	$89,492	63%
Upholstery	51,054	38%	53,400	37%
	$135,518	100%	$142,892	100%

14.	Subsequent Events

Dividends

On June 5, 2019, our board of directors declared a quarterly cash dividend of $0.15 per share, payable on June 30, 2019 to shareholders of record at June 17, 2019.

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

■

adverse political acts or developments in, or affecting, the international markets from which we import products, including duties or tariffs imposed on those products by foreign governments or the U.S. government, such as the current U.S. administration imposing a 25% tariff on certain goods imported into the United States from China, including almost all furniture and furniture components manufactured in China, with the potential for additional or increased tariffs in the future;

■	changes in U.S. and foreign government regulations and in the political, social and economic climates of the countries from which we source our products;

■	the risks specifically related to the concentrations of a material part of our sales and accounts receivable in only a few customers;

■	risks associated with product defects;

■	our inability to collect amounts owed to us;

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

Also, our business is subject to a number of significant risks and uncertainties any of which can adversely affect our business, results of operations, financial condition or future prospects. For a discussion of risks and uncertainties that we face, see the Forward-Looking Statements detailed above and Item 1A, “Risk Factors” in our 2019 annual report on Form 10-K (the “2019 Annual Report”).

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

This quarterly report on Form 10-Q includes our unaudited condensed consolidated financial statements for the thirteen-week period (also referred to as “three months,” “three-month period,” “quarter,” “first quarter” or “quarterly period”) that began February 4, 2019 and ended May 5, 2019. This report discusses our results of operations for this period compared to the 2019 fiscal year thirteen-week period that began January 29, 2018 and ended April 29, 2018; and our financial condition as of May 5, 2019 compared to February 3, 2019.

References in this report to:

■	the 2020 fiscal year and comparable terminology mean the fiscal year that began February 4, 2019 and will end February 2, 2020; and

■	the 2019 fiscal year and comparable terminology mean the fiscal year that began January 29, 2018 and ended February 3, 2019.

Dollar amounts presented in the tables below are in thousands except for per share data.

The following discussion should be read in conjunction with the condensed consolidated financial statements, including the related notes, contained elsewhere in this quarterly report. We also encourage users of this report to familiarize themselves with all of our recent public filings made with the Securities and Exchange Commission (“SEC”), especially our 2019 Annual Report. Our 2019 Annual Report contains critical information regarding known risks and uncertainties that we face, critical accounting policies and information on commitments and contractual obligations that are not reflected in our condensed consolidated financial statements, as well as a more thorough and detailed discussion of our corporate strategy and new business initiatives.

Our 2019 Annual Report and our other public filings made with the SEC are available, without charge, at www.sec.gov and at http://investors.hookerfurniture.com.

Overview

Hooker Furniture Corporation, incorporated in Virginia in 1924, is a designer, marketer and importer of casegoods (wooden and metal furniture), leather furniture and fabric-upholstered furniture for the residential, hospitality and contract markets. We also domestically manufacture premium residential custom leather and custom fabric-upholstered furniture. We are ranked among the nation’s top five largest publicly traded furniture sources, based on 2018 shipments to U.S. retailers, according to a 2019 survey by a leading trade publication.

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

Executive Summary-Results of Operations

Consolidated net sales for the fiscal 2020 first quarter decreased $7.4 million or 5.2% as compared to the prior year period, from $142.9 million to $135.5 million. We experienced sales decreases in both of our reportable segments as well as All Other. The Hooker Branded segment net sales decreased $3.2 million or 7.4%, Home Meridian segment net sales decreased $3.0 million or 4.2%, All Other net sales decreased $1.2 million or 4.2%, all as compared to the fiscal 2019 first quarter.

Consolidated net income decreased $5.2 million or 72.2% in the fiscal 2020 first quarter.

As discussed in greater detail under “Results of Operations” below, the following are the primary factors that affected our consolidated fiscal 2020 first quarter results of operations:

■

Gross profit. Fiscal 2020 first quarter consolidated gross profit decreased both in absolute terms and as a percentage of net sales, due primarily to decreased gross profit in the Home Meridian segment and to a lesser extent in the Hooker Branded segment, as a result of sales declines, higher returns and allowances, increased product costs, in particular the 10% tariff on goods imported from China implemented late in our fiscal 2019 third quarter and higher freight and warehousing costs. Despite a sales decrease in this quarter, All Other’s gross profit increased as a percentage of net sales and stayed essentially flat in absolute terms.

■

Selling and administrative expenses. Consolidated selling and administrative (“S&A”) expenses for fiscal 2020 first quarter stayed essentially flat in absolute terms and increased as a percentage of net sales. Compensation expense increased due to increased headcount and benefits expense, and the absence of $1.0 million one-time life insurance gain recorded in fiscal 2019 first quarter, offset by decreased selling expenses due to lower net sales.

■	Intangible asset amortization expense. Intangible amortization expense on the Home Meridian and Shenandoah acquisition-related intangible assets was unchanged compared to the prior year first quarter.

■

Operating income. Consolidated operating income decreased $6.5 million or 69.0% in absolute terms in the fiscal 2020 first quarter and decreased from 6.6% to 2.1% as a percentage of net sales, due to the factors discussed above and in greater detail in the analysis below.

Review

Our disappointing earnings performance in the first quarter was driven primarily by several cost-related issues in our Home Meridian segment. Reduced demand and soft retail conditions across the home furnishings industry were the primary drivers of the sales decrease which also weighed on our earnings for the quarter. Given the sales decline and initial impact of a 10% tariff on furniture and component parts imported from China, we believe our Hooker Branded segment and All Other performed very well.

The Hooker Branded segment’s net sales decreased $3.2 million or 7.4% in the fiscal 2020 first quarter, due primarily to a decrease in incoming orders and net sales in the Hooker Casegoods division. Despite the sales decline, the segment was still highly profitable with a 13% operating income margin during the quarter, which we believe to be excellent performance under current market conditions. Decreased net sales in this segment were driven by weak consumer demand which we believe is affecting much of the furniture and home furnishings industry. Hooker Upholstery reported 3.0% sales growth in the first quarter due to higher average selling prices due to a shift in product mix toward more expensive sofas and sectionals.

The Home Meridian segment’s net sales decreased $3.0 million or 4.2% in the fiscal 2020 first quarter due primarily to soft retail conditions and higher than expected quality allowances in the quarter which negatively impacted net sales by $2.1 million or 3.0%. We believe the quality issue was resolved and do not believe it irreparably harmed the customer relationship.

Home Meridian’s margins were more affected by the tariff than our other business units due to the nature of their customer base, as many of its customers had large orders already in the pipeline at lower, pre-tariff prices. However, increased pricing and re-sourcing strategies are in place and we continue to adjust pricing and to rationalize sourcing to offset the increased tariffs. Warehousing and distribution costs were up due to the costs of storing and handling increased inventory related to increased quality costs and the shift to more inventory dependent e-commerce business. On a more positive note, Home Meridian’s emerging distribution channels continued to grow during the quarter. Samuel Lawrence Hospitality sales more than doubled and ended the quarter with backlog nearly 70% higher, both compared to the prior year period. Accentrics Home and other e-commerce sales in the other divisions grew sales by nearly 20% and maintained a better margin compared to the other Home Meridian channels.

Net sales in All Other decreased $1.2 million or 4.2% in the fiscal 2020 first quarter driven by decreased incoming orders in our domestic upholstery manufacturing divisions, partially offset by an approximate 40% sales increase in the H Contract division. Reduced order volume contributed to the operating inefficiencies and higher direct labor in Bradington-Young and Shenandoah divisions. However, lower material costs helped Bradington-Young improve its gross profit in absolute terms and as a percentage of net sales. Sales at Sam Moore were below prior year, but better controlled labor costs and cost reduction initiatives improved Sam Moore’s gross and operating margins. A new Sam Moore division president is now on board and will focus on growing Sam Moore’s top line. H Contract sales benefited from large backlog at fiscal 2019 year-end. Broader product offerings and favorable product mix helped H Contract improve gross and operating profits by nearly 50% and over 85% respectively. Despite the net sales decrease, All Other reported a solid operating income margin of approximately 10%

Despite disappointing operating results for the quarter, we generated $20.3 million in cash from operating activities and $1.4 million from proceeds received on a note receivable from the sale of a former distribution facility, paid $1.5 million for capital expenditures to expand our manufacturing facilities at Bradington-Young, $1.5 million towards our term loans, and $1.8 million in cash dividends to our shareholders. Cash and cash equivalents stood at $28.3 million at quarter-end, an increase of $16.8 million compared to the balance at fiscal 2019 year-end. Our total assets and liabilities each increased approximately $44 million due to the adoption of Topic 842, Leases. With strategic inventory management and cautious capital expenditures, along with an aggregate $27.7 million available under our existing revolver to fund working capital, we are confident in our financial condition.

Results of Operations

The following table sets forth the percentage relationship to net sales of certain items included in the condensed consolidated statements of income included in this report.

	Thirteen Weeks Ended
	May 5,	April 29,
	2019	2018
Net sales	100.0%	100.0%
Cost of sales	81.2	77.6
Gross profit	18.8	22.4
Selling and administrative expenses	16.2	15.4
Intangible asset amortization	0.4	0.4
Operating income	2.1	6.6
Other income, net	-	-
Interest expense, net	0.3	0.3
Income before income taxes	1.8	6.3
Income tax expense	0.4	1.3
Net income	1.5	5.0

Fiscal 2020 First Quarter Compared to Fiscal 2019 First Quarter

	Net Sales
	Thirteen Weeks Ended
	May 5, 2019		April 29, 2018		$ Change	% Change
		% Net Sales		% Net Sales
Hooker Branded	$39,600	29.2%	$42,772	29.9%	$(3,172)	-7.4%
Home Meridian	67,630	49.9%	70,596	49.4%	(2,966)	-4.2%
All Other	28,288	20.9%	29,524	20.7%	(1,236)	-4.2%
Consolidated	$135,518	100%	$142,892	100%	$(7,374)	-5.2%

Unit Volume	FY20 Q1 % Increase vs. FY19 Q1	Average Selling Price (ASP)	FY20 Q1 % Increase vs. FY19 Q1

Hooker Branded	-10.3%	Hooker Branded	4.2%
Home Meridian	-8.2%	Home Meridian	5.8%
All Other	-10.0%	All Other	6.6%
Consolidated	-8.7%	Consolidated	4.9%

Consolidated net sales decreased due to reduced sales volume in both Hooker Branded and Home Meridian segments, and All Other.

■

The net sales decrease in the Hooker Branded segment was attributable to decreased unit volume, partially offset by increased ASP, which was due to lower discounting related to tariffs and higher freight at Hooker Casegoods, and increased sales of higher-priced products, which were introduced in 2018 at Hooker Upholstery.

■

Net sales decreased in Home Meridian segment due to decreased unit volume with major furniture chains and mega accounts as well as higher allowances due to a quality issue, partially offset by increased volume in the Samuel Lawrence Hospitality business and to a lesser extent at Accentrics Home. ASP increased in four out of five divisions at Home Meridian segment, however, it was not sufficient to recover the volume loss.

■

All Other net sales decreased due to sales declines at our domestic upholstery manufacturing divisions which experienced reduced order volume, partially offset by H Contract increased net sales. All Other ASP increased due to increased mix of higher-priced leather products. Sam Moore and H Contract ASP stayed essentially flat.

	Gross Income and Margin
	Thirteen Weeks Ended
	May 5, 2019		April 29, 2018		$ Change	% Change
		% Net Sales		% Net Sales
Hooker Branded	$12,556	31.7%	$14,422	33.7%	$(1,866)	-12.9%
Home Meridian	5,903	8.7%	10,416	14.8%	(4,513)	-43.3%
All Other	7,058	25.0%	7,128	24.1%	(70)	-1.0%
Consolidated	$25,517	18.8%	$31,966	22.4%	$(6,449)	-20.2%

Consolidated gross profit decreased in absolute terms and as a percentage of net sales in the fiscal 2020 first quarter.

■

The Hooker Branded segment’s gross profit decreased $1.9 million due primarily to lower net sales and to a lesser extent higher distribution costs. Product costs were negatively impacted by tariff and higher freight cost.

■

The Home Meridian segment’s gross margin decreased in absolute terms and as a percentage of net sales due to the sales decline and was exacerbated by increased product costs due to tariffs and increased freight costs, larger than expected quality allowances, a heavier mix of certain lower-margin sales programs, and increased warehousing and distribution costs to handle excess inventory related to quality issues.

■

All Other’s gross profit decreased slightly in absolute terms but increased as a percentage of net sales. Although a smaller part of our business, H Contract contributed increased gross profit to All Other. In our domestic upholstery manufacturing divisions, favorable cost of goods sold was attributable to lower material costs and cost reduction initiatives, partially offset by increased direct labor due to the inefficiencies of operating at reduced order volumes.

	Selling and Administrative Expenses (S&A)
	Thirteen Weeks Ended
	May 5, 2019		April 29, 2018		$ Change	% Change
		% Net Sales		% Net Sales
Hooker Branded	$7,379	18.6%	$7,696	18.0%	$(317)	-4.1%
Home Meridian	10,562	15.6%	10,371	14.7%	191	1.8%
All Other	4,075	14.4%	3,923	13.3%	152	3.9%
Consolidated	$22,016	16.2%	$21,990	15.4%	$26	0.1%

Consolidated selling and administrative (“S&A”) expenses increased as a percentage of net sales and stayed flat in absolute terms in the fiscal 2020 first quarter.

■

Hooker Branded segment S&A expenses decreased in absolute terms in the fiscal 2020 first quarter due to decreased selling expenses as the result of lower sales, and the recognition of a deferred gain related to the sale of a former distribution facility which we had owner-financed that was paid during the quarter, partially offset by higher employee compensation and benefits expenses due to personnel-related changes and the absence of a $1.0 million life insurance gain recorded in the prior year period. Hooker Branded segment S&A expenses increased as a percentage of net sales due to lower net sales.

■

Home Meridian segment S&A expenses increased slightly in absolute terms and as a percentage of net sales due to increased employee compensation due to increased headcount, and increased travel expense, partially offset by decreased selling expenses and bonus accrual due to lower sales and profitability.

■	All Other S&A expenses increased slightly in absolute terms and as a percentage of net sales due to higher employee benefits expenses and sample costs.

	Intangible Asset Amortization
	Thirteen Weeks Ended
	May 5, 2019		April 29, 2018		$ Change	% Change
		% Net Sales		% Net Sales
Intangible asset amortization	$596	0.4%	$596	0.4%	$-	0.0%

Intangible asset amortization expense stayed the same compared to the prior year first quarter.

	Operating Profit and Margin
	Thirteen Weeks Ended
	May 5, 2019		April 29, 2018		$ Change	% Change
		% Net Sales		% Net Sales
Hooker Branded	$5,177	13.1%	$6,726	15.7%	$(1,549)	-23.0%
Home Meridian	(4,993)	-7.4%	(288)	-0.4%	(4,705)	-1633.7%
All Other	2,721	9.6%	2,942	10.0%	(221)	-7.5%
Consolidated	$2,905	2.1%	$9,380	6.6%	$(6,475)	-69.0%

Operating profitability decreased in absolute terms and as a percentage of net sales, due to the factors discussed above.

	Interest Expense, net
	Thirteen Weeks Ended
	May 5, 2019		April 29, 2018		$ Change	% Change
		% Net Sales		% Net Sales
Consolidated interest expense, net	$341	0.3%	$382	0.3%	$(41)	-10.7%

Consolidated interest expense decreased due to the pay-off of the New Unsecured Term Loan in December 2018, partially offset by increased interest rates on our variable-rate term loans.

	Income taxes
	Thirteen Weeks Ended
	May 5, 2019		April 29, 2018		$ Change	% Change
		% Net Sales		% Net Sales
Consolidated income tax expense	$515	0.4%	$1,849	1.3%	$(1,334)	-72.1%

Effective Tax Rate	20.6%		20.5%

We recorded income tax expense of $515,000 for the fiscal 2020 first quarter compared to $1.8 million for the comparable prior year period. The effective tax rates for the fiscal 2020 and 2019 first quarters were 20.6% and 20.5%, respectively.

	Net Income
	Thirteen Weeks Ended
	May 5, 2019		April 29, 2018		$ Change	% Change
		% Net Sales		% Net Sales
Consolidated	$1,987	1.5%	$7,154	5.0%	$(5,167)	-72.2%

Diluted earnings per share	$0.17		$0.61

Outlook

We continue to adapt to the challenges we faced in the first quarter and the subsequent additional tariff announced early in our second quarter.

Home Meridian’s management is taking steps to reduce the impact of many of the factors that negatively affected profitability in the first quarter, including improved specifications and procedures for manufacturing, additional inspection and testing procedures and shifting away from certain challenged production facilities. Furthermore, its management is thoroughly analyzing the quality and cost aspects of specific products, factories, and customers and will discontinue any products and end relationships with vendors that cannot reliably meet its specification and performance standards. Additionally, certain customers will be targeted for price increases to cover unreasonable levels of deductions. Home Meridian continues to implement price increases and resource production to non-tariff countries to improve gross margins on products affected by the 10% tariff imposed in fiscal 2019. That segment is working through higher freight costs on that inventory as well, which we expect will also improve gross margins in the coming quarters.

Finished furniture and component parts shipped from China after May 10, 2019 will become subject to an additional 15% tariff. The additional amount brings the total tariff on furniture imports from China to 25%. As of February 2019, we imported over 40% of our products from China. Our strategies to address the increased tariffs by segment include:

●

Hooker Brands: Hooker Casegoods and Hooker Upholstery are passing on price increases from the tariffs, beyond the amount offset by vendor concessions, in the form of a surcharge that can be reversed if tariffs are dropped or reduced. Hooker Upholstery is moving a significant portion of production outside of China during the next six months and has also received vendor price concessions. At Hooker Casegoods, a long-term relationship and the specialized craftsmanship of the company’s main Chinese supplier makes moving entirely away from China a less desirable action. However, tariffs will be priced into all new items, and the vendor is opening a factory in Vietnam, where some production can be shifted. We are continuing to develop production in alternative countries and are receiving vendor price concessions.

●

Home Meridian: Home Meridian’s value-priced upholstery division, PRI, is re-sourcing production away from China, projecting that 90% of production will be in non-tariff countries by the fall. Other divisions are moving production to non-tariff countries to a lesser degree and are examining product margins in order to rationalize product offerings. Home Meridian is also receiving vendor price concessions and raising prices where possible.

●

All Other: Domestic upholstery divisions in the All Other are enacting selected price increases and receiving vendor concessions to help mitigate the impact of tariffs on component parts imported from China. We currently operate five upholstery manufacturing plants in the United States which employ approximately 630 associates.

While we are encouraged to see some improvement in incoming orders, order activity is inconsistent across divisions and we expect the current challenges will persist throughout the summer, a traditionally slower selling season for home furnishings. Overall, the residential furniture industry is experiencing deflated demand and sluggish retail conditions and we expect the newly-enacted 25% tariff on Chinese imports to cause business disruptions in the industry throughout the next several months.

We are more optimistic about the second half of the fiscal year. We expect demand to increase to normal or above-average levels beginning around the Labor Day holiday and into the fall, which is traditionally the strongest season of the year for furniture sales. We also expect that some of our large retail customers will have completed their rebalancing of inventories and be in a better position to receive new products.

Both short term and long term, we are addressing our challenges. We have active strategies to expand our business beyond the current product line and customer base. We remain confident in our business model and strategies and in our strategic execution and are making the necessary investments to perform at a high level.

We face a number of significant risks and uncertainties, as more fully discussed in Item 1A, “Risk Factors” in our 2019 Annual Report.

Financial Condition, Liquidity and Capital Resources

Cash Flows – Operating, Investing and Financing Activities

	Thirteen Weeks Ended
	May 5,	April 29,
	2019	2018
Net cash provided by operating activities	$20,286	$28,579
Net cash (used in)/provided by investing activities	(235)	604
Net cash used in financing activities	(3,232)	(13,540)
Net increase in cash and cash equivalents	$16,819	$15,643

During the three months ended May 5, 2019, cash generated from operations of $20.3 million and $1.4 million proceeds on a note receivable helped to pay $1.8 million in cash dividends, $1.5 million in long-term debt payments, $1.5 million of capital expenditures to expand our domestic manufacturing capacities and to enhance our business systems and facilities, and $157,000 in life insurance premiums.

In comparison, during the three months ended April 29, 2018, cash generated from operations of $28.6 million and $1.1 million in proceeds received under Company-owned life insurance policies helped to fund an increase in cash and cash equivalents of $15.6 million and pay approximately $12 million in long-term debt payments, $1.6 million in cash dividends and $370,000 of capital expenditures to enhance our business systems and facilities.

Liquidity, Financial Resources and Capital Expenditures

Our financial resources include:

■	available cash and cash equivalents, which are highly dependent on incoming order rates and our operating performance;
■	expected cash flow from operations; and
■	available lines of credit.

We believe these resources are sufficient to meet our business requirements through fiscal 2020 and for the foreseeable future, including:

■	capital expenditures;
■	working capital, including capital required to fund our retirement plans;
■	the payment of regular quarterly cash dividends on our common stock; and
■	the servicing of our acquisition-related debt.

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

■	provided us with a new $12 million unsecured term loan (the “New Unsecured Term Loan”), which we subsequently paid off in full.

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

The New Loan Agreement also limits our right to incur other indebtedness, make certain investments and create liens upon our assets, subject to certain exceptions, among other restrictions. The New Loan Agreement does not restrict our ability to pay cash dividends on, or repurchase shares of our common stock, subject to our compliance with the financial covenants discussed above, if we are not otherwise in default under the New Loan Agreement. We paid off the New Unsecured Term Loan in fiscal 2019.

We were in compliance with each of these financial covenants at May 5, 2019 and expect to remain in compliance with existing covenants for the foreseeable future.

As of May 5, 2019, $17.0 million was outstanding under the Unsecured Term Loan, $17.1 million was outstanding under the Secured Term Loan, respectively.

Revolving Credit Facility Availability

As of May 5, 2019, we had an aggregate $27.7 million available under our revolving credit facility to fund working capital needs. Standby letters of credit in the aggregate amount of $2.3 million, used to collateralize certain insurance arrangements and for imported product purchases, were outstanding under the revolving credit facility as of May 5, 2019. There were no additional borrowings outstanding under the revolving credit facility as of May 5, 2019.

Capital Expenditures

We spent $1.5 million for capital expenditures during the quarter, $1.2 million of which was spent on the expansion of our Bradington-Young manufacturing facility. We expect to spend between $4.0 to $4.5 million in the remainder of the 2020 fiscal year to maintain and continue to enhance our operating systems and facilities.

Share Repurchase Authorization

During fiscal 2013, our Board of Directors authorized the repurchase of up to $12.5 million of shares of the Company’s common stock. The authorization does not obligate us to acquire a specific number of shares during any period and does not have an expiration date, but it may be modified, suspended or discontinued at any time at the discretion of our Board of Directors. Repurchases may be made from time to time in the open market, or through privately negotiated transactions or otherwise, in compliance with applicable laws, rules and regulations, and subject to our cash requirements for other purposes, compliance with the covenants under the Loan Agreement and other factors we deem relevant. No shares have been repurchased since fiscal 2013. Approximately $11.8 million remained available for future repurchases under the authorization as of May 5, 2019.

Commitments and Contractual Obligations

As of May 5, 2019, our commitments and contractual obligations related to our operating leases were as follows:

	Cash Payments Due by Period (In thousands)
	Less than			More than
	1 Year	1-3 Years	3-5 Years	5 years	Total
Operating leases*	7,667	19,511	10,445	14,063	51,686

*These amounts represent estimated cash payments due under operating leases for real estate utilized in our operations and warehouse and office equipment, as well as short term leases with remaining terms less than 12 months. See Note 8 for additional information and disclosures about our leases.

Critical Accounting Policies

Except as discussed below, there have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our 2019 Annual Report.

On the first day of the current fiscal year, we adopted the accounting standard outlined in Part 1, Notes to Condensed Consolidated Financial Statements, “Note 2. Recently Adopted Accounting Policies” (“Note 2”). See Note 2 for additional information related to the impact of adopting this accounting standard.

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

Interest Rate Risk

Borrowings under our revolving credit facility and the Unsecured Term Loan bear interest based on LIBOR plus 1.5% and borrowings under the Secured Term Loan bear interest based on LIBOR plus 0.5%. As such, these debt instruments expose us to market risk for changes in interest rates. There was no outstanding balance under our revolving credit facility as of May 5, 2019, other than standby letters of credit in the amount of $2.3 million; however, as of May 5, 2019, $34.0 million was outstanding under our term loans. A 1% increase in the LIBOR rate would result in an annual increase in interest expenses on our terms loans of approximately $314,000.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended May 5, 2019. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective as of May 5, 2019 to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to the Company’s management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure and are effective to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the fiscal quarter ended May 5, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended May 5, 2019, formatted in Extensible Business Reporting Language (“XBRL”): (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of income, (iii) condensed consolidated statements of comprehensive income, (iv) condensed consolidated statements of cash flows, and (v) the notes to the condensed consolidated financial statements

*Filed herewith

** Furnished herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOOKER FURNITURE CORPORATION

Date: June 14, 2019	By:	/s/ Paul A. Huckfeldt
Paul A. Huckfeldt
Chief Financial Officer and Senior Vice President – Finance and Accounting