Form 10-Q
period 2019-08-04
HOOKER FURNITURE CORP
filed 2019-09-12
CIK 1077688

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended August 4, 2019

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

As of September 6, 2019, there were 11,838,367 shares of the registrant’s common stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

HOOKER FURNITURE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

As of	August 4,	February 3,
	2019	2019
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$13,289	$11,435
Trade accounts receivable, net	86,298	112,557
Inventories	113,593	105,204
Income tax recoverable	3,856	-
Prepaid expenses and other current assets	6,966	5,735
Total current assets	224,002	234,931
Property, plant and equipment, net	30,925	29,482
Cash surrender value of life insurance policies	24,763	23,816
Deferred taxes	2,349	4,522
Operating leases right-of-use assets	42,536	-
Intangible assets, net	34,563	35,755
Goodwill	40,058	40,058
Other assets	1,414	1,152
Total non-current assets	176,608	134,785
Total assets	$400,610	$369,716

Liabilities and Shareholders’ Equity
Current liabilities
Current portion of term loans	$5,846	$5,829
Trade accounts payable	31,829	40,838
Accrued salaries, wages and benefits	5,146	8,002
Income tax accrual	-	3,159
Customer deposits	5,498	3,023
Current portion of lease liabilities	6,447	-
Other accrued expenses	4,597	3,564
Total current liabilities	59,363	64,415
Long term debt	26,697	29,628
Deferred compensation	10,847	11,513
Lease liabilities	36,567	-
Other long-term liabilities	3	984
Total long-term liabilities	74,114	42,125
Total liabilities	133,477	106,540

Shareholders’ equity
Common stock, no par value, 20,000 shares authorized, 11,838 and 11,785 shares issued and outstanding on each date	50,844	49,549
Retained earnings	215,986	213,380
Accumulated other comprehensive income	303	247
Total shareholders’ equity	267,133	263,176
Total liabilities and shareholders’ equity	$400,610	$369,716

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

HOOKER FURNITURE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

(Unaudited)

	For the
	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	Aug 4,	July 29,	Aug 4,	July 29,
	2019	2018	2019	2018

Net sales	$152,248	$168,661	$287,766	$311,553

Cost of sales	123,422	132,516	233,423	243,442
Casualty loss	-	500	-	500
Total Cost of sales	123,422	133,016	233,423	243,942

Gross profit	28,826	35,645	54,343	67,611

Selling and administrative expenses	22,462	23,184	44,478	45,171
Intangible asset amortization	596	596	1,192	1,192

Operating income	5,768	11,865	8,673	21,248

Other (expense)/income, net	(32)	73	(94)	77
Interest expense, net	328	364	669	745

Income before income taxes	5,408	11,574	7,910	20,580

Income tax expense	1,248	2,881	1,763	4,730

Net income	$4,160	$8,693	$6,147	$15,850

Earnings per share
Basic	$0.35	$0.74	$0.52	$1.35
Diluted	$0.35	$0.74	$0.52	$1.34

Weighted average shares outstanding:
Basic	11,787	11,760	11,778	11,755
Diluted	11,810	11,784	11,811	11,775

Cash dividends declared per share	$0.15	$0.14	$0.30	$0.28

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

HOOKER FURNITURE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	For the
	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	Aug 4,	July 29,	Aug 4,	July 29,
	2019	2018	2019	2018

Net Income	$4,160	$8,693	$6,147	$15,850
Other comprehensive income (loss):
Amortization of actuarial loss	37	43	74	86
Income tax effect on amortization	(9)	(10)	(18)	(21)
Adjustments to net periodic benefit cost	28	33	56	65
Reclassification of tax effects due to the adoption of ASU 2018-02	-	-	-	111

Total Comprehensive Income	$4,188	$8,726	$6,203	$16,026

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

HOOKER FURNITURE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the
	Twenty-Six Weeks Ended
	Aug 4,	July 29,
	2019	2018
Operating Activities:
Net income	$6,147	$15,850
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,471	3,689
Gain on disposal of assets	(285)	(48)
Deferred income tax expense	2,155	748
Noncash restricted stock and performance awards	558	548
Provision/(benefit from) for doubtful accounts and sales allowances	1,053	(785)
Gain on life insurance policies	(624)	(504)
Changes in assets and liabilities:
Trade accounts receivable	25,206	10,842
Inventories	(8,389)	(14,584)
Income tax recoverable	(3,856)	-
Prepaid expenses and other current assets	(3,191)	(672)
Trade accounts payable	(9,058)	4,281
Accrued salaries, wages, and benefits	(2,856)	(1,804)
Accrued income taxes	(3,159)	(3,719)
Customer deposits	2,475	798
Operating lease liabilities	187	-
Other accrued expenses	1,033	702
Deferred compensation	145	42
Other long-term liabilities	-	81
Net cash provided by operating activities	$11,012	$15,465

Investing Activities:
Purchases of property and equipment	(3,659)	(833)
Proceeds received from sale of assets	1,459	70
Proceeds received on life insurance policies	-	1,225
Premiums paid on life insurance policies	(489)	(529)
Net cash used in investing activities	(2,689)	(67)

Financing Activities:
Payments for long-term debt	(2,928)	(13,786)
Cash dividends paid	(3,541)	(3,296)
Net cash used in financing activities	(6,469)	(17,082)

Net increase/(decrease) in cash and cash equivalents	1,854	(1,684)
Cash and cash equivalents - beginning of year	11,435	30,915
Cash and cash equivalents - end of quarter	$13,289	$29,231

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$6,622	$7,699
Cash paid for interest, net	599	632
Non-cash transactions:
Increase in lease liabilities arising from obtaining right-of-use assets	$266	$-
Increase in property and equipment through accrued purchases	49	20

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

HOOKER FURNITURE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In thousands, except per share data)

(Unaudited)

				Accumulated
				Other	Total
	Common Stock		Retained	Comprehensive	Shareholders'
	Shares	Amount	Earnings	Income	Equity
Balance at January 28, 2018	11,762	$48,970	$180,122	$368	$229,460
Net income			15,850		15,850
Prior year adjustment for ASU 2014-09 and 2018-02			99	111	210
Unrealized loss on defined benefit plan, net of tax of $21				65	65
Cash dividends paid and accrued ($0.14 per share)			(3,296)		(3,296)
Restricted stock grants, net of forfeitures	23	(29)			(29)
Restricted stock compensation cost		283			283
Balance at July 29, 2018	11,785	$49,224	$192,775	$544	$242,543

Balance at February 3, 2019	11,785	$49,549	$213,380	$247	$263,176
Net income			6,147		6,147
Unrealized loss on defined benefit plan, net of tax of $18				56	56
Cash dividends paid and accrued ($0.15 per share)			(3,541)		(3,541)
Restricted stock grants, net of forfeitures	53	344			344
Restricted stock compensation cost		367			367
Recognition of PSUs as equity-based awards		584			584
Balance at August 4, 2019	11,838	$50,844	$215,986	$303	$267,133

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

HOOKER FURNITURE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar and share amounts in tables, except per share amounts, in thousands unless otherwise indicated)

(Unaudited)

For the Twenty-Six Weeks Ended August 4, 2019

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

The financial statements contained herein are being filed as part of a quarterly report on Form 10-Q covering the thirteen-week period (also referred to as “three months,” “three-month period,” “quarter,” “second quarter” or “quarterly period”) that began May 6, 2019, and the twenty-six week period (also referred to as “six months”, “six-month period” or “first half”) that began February 4, 2019, which both ended August 4, 2019. This report discusses our results of operations for this period compared to the 2019 fiscal year thirteen-week period that began April 30, 2018 and the twenty-six week period that began January 29, 2018, which both ended July 29, 2018; and our financial condition as of August 4, 2019 compared to February 3, 2019.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“Topic 842”), which requires lessees to recognize lease right-of-use assets and liabilities on-balance sheet and disclose key information about leasing arrangements. ASU 2016-02 was subsequently amended by ASU No. 2018-01, Land Easement Practical Expedient for Transition to Topic 842; ASU No. 2018-10, Codification Improvements to Topic 842, Leases; and ASU No. 2018-11, Targeted Improvements. We adopted Topic 842 standard on February 4, 2019 and used the effective date transition method. As a result, our condensed consolidated balance sheets prior to February 4, 2019 were not restated and continue to be reported under previous guidance that did not require the recognition of lease liabilities and corresponding lease assets on the condensed consolidated balance sheets. In addition, we have elected the package of practical expedients, which allowed us not to reassess prior conclusions related to the expired or existing leases, and not to reassess the accounting for initial direct costs. As a result of the adoption of Topic 842, we have operating lease right-of-use assets of $42.5 million and operating lease liabilities of $43.0 million as of August 4, 2019. The adoption of Topic 842 did not have a material impact on our condensed consolidated statements of income and condensed consolidated statement of cash flows for the three-month or six-month period ended August 4, 2019. See Note 8 for additional information and disclosures required by Topic 842.

3.	Accounts Receivable

	August 4,	February 3,
	2019	2019

Trade accounts receivable	$90,142	$117,732
Other accounts receivable allowances	(3,103)	(4,267)
Allowance for doubtful accounts	(741)	(908)
Accounts receivable	$86,298	$112,557

4.	Inventories

	August 4,	February 3,
	2019	2019
Finished furniture	$123,724	$112,847
Furniture in process	1,361	1,825
Materials and supplies	9,867	10,896
Inventories at FIFO	134,952	125,568
Reduction to LIFO basis	(21,359)	(20,364)
Inventories	$113,593	$105,204

5.	Property, Plant and Equipment

	Depreciable Lives	August 4,	February 3,
	(In years)	2019	2019

Buildings and land improvements	15 - 30	$25,058	$24,588
Computer software and hardware	3 - 10	18,981	18,719
Machinery and equipment	10	9,320	8,934
Leasehold improvements	Term of lease	9,443	9,376
Furniture and fixtures	3 - 10	2,433	2,318
Other	5	665	665
Total depreciable property at cost		65,900	64,600
Less accumulated depreciation		41,942	39,925
Total depreciable property, net		23,958	24,675
Land		1,067	1,067
Construction-in-progress		5,900	3,740
Property, plant and equipment, net		$30,925	$29,482

6.	Fair Value Measurements

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

As of August 4, 2019 and February 3, 2019, Company-owned life insurance was measured at fair value on a recurring basis based on Level 2 inputs. The fair value of the Company-owned life insurance is determined by inputs that are readily available in public markets or can be derived from information available in publicly quoted markets. Additionally, the fair value of the Company-owned life insurance is marked to market each reporting period and any change in fair value is reflected in income for that period.

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

Our assets measured at fair value on a recurring basis at August 4, 2019 and February 3, 2019, were as follows:

	Fair value at August 4, 2019				Fair value at February 3, 2019
Description	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets measured at fair value
Company-owned life insurance	$-	$24,763	$-	$24,763	$-	$23,816	$-	$23,816
Pension Plan assets*	10,992	-	-	10,992	10,992	-	-	10,992

* as of February 3, 2019 for Pension Plan assets.

7.	Intangible Assets

		August 4,	February 3,
Non-amortizable Intangible Assets	Segment	2019	2019
Goodwill	Home Meridian	$23,187	$23,187
Goodwill	All Other	16,871	16,871
Total Goodwill		40,058	40,058

Trademarks and trade names - Home Meridian	Home Meridian	11,400	11,400
Trademarks and trade names - Bradington-Young	All Other	861	861
Trademarks and trade names - Sam Moore	All Other	396	396
Total Trademarks and trade names		$12,657	$12,657

Total non-amortizable assets		$52,715	$52,715

Our amortizable intangible assets are recorded in our Home Meridian segment and All Other. The carrying amounts and changes therein of those amortizable intangible assets were as follows:

	Amortizable Intangible Assets
	Customer
	Relationships	Trademarks	Totals

Balance at February 3, 2019	$22,320	$778	$23,098
Amortization	(1,162)	(30)	(1,192)
Balance at August 4, 2019	$21,158	$748	$21,906

For the remainder of fiscal 2020, amortization expense is expected to be approximately $1.2 million.

8.	Leases

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

Operating lease right-of-use (“ROU”) assets and liabilities are recognized on the adoption date based on the present value of lease payments over the remaining lease term. As interest rates are not explicitly stated or implicit in any of our leases, we utilized our incremental borrowing rate at the adoption date of February 4, 2019, which was one-month LIBOR plus 1.5%. For leases without explicitly stated or implicit interest rates that commenced after the adoption date, we used our incremental borrowing rate which was one-month LIBOR at the lease commencement date plus 1.5%. ROU assets also include any lease payments made and exclude lease incentives. Lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option.

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

We have a sub-lease at one of our warehouses. In accordance with the provisions of Topic 842, since we have not been relieved as the primary obligor of the warehouse lease, we cannot net the sublease income against our lease payment to calculate the lease liability and ROU asset. Our practice has been, and we will continue to, straight-line the sub-lease income over the term of the sublease. We recognized $87,000 and $217,000 sub-lease income for the three-month and six-month period ended August 4, 2019, respectively.

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

The components of lease cost and supplemental cash flow information for leases for the three-month and six-month periods ended August 4, 2019 were:

	13 Weeks Ended	26 Weeks Ended
	August 4, 2019	August 4, 2019
Operating lease cost	$2,123	$4,200
Short-term lease cost	178	291
Total operating lease cost	$2,301	$4,491

Operating cash outflows	$1,948	$4,334

The right-of-use assets and lease liabilities recorded on our Condensed Consolidated Balance Sheets as of August 4, 2019 were:

August 4, 2019
Real estate	$41,308
Property and equipment	1,228
Total operating leases right-of-use assets	$42,536

Current portion of operating lease liabilities	$6,447
Long term operating lease liabilities	36,567
Total operating lease liabilities	$43,014

Weighted-average remaining lease term is 7.7 years. We used our incremental borrowing rate which is LIBOR plus 1.5% at the adoption date. The weighted-average discount rate is 4.00%.

The following table reconciles the undiscounted future lease payments for operating leases to the operating lease liabilities recorded in the condensed consolidated balance sheet at August 4, 2019:

Undiscounted Future Operating Lease Payments
Remainder of 2019	$4,069
2020	7,728
2021	7,112
2022	5,518
2023	5,266
2024 and thereafter	20,396
Total lease payments	$50,089
Less: impact of discounting	(7,075)
Present value of lease payments	$43,014

As of August 4, 2019, we did not have any additional operating or finance leases that had not yet commenced.

9.	Long-Term Debt

As of August 4, 2019, we had an aggregate $27.8 million available under our revolving credit facility to fund working capital needs. Standby letters of credit in the aggregate amount of $2.2 million, used to collateralize certain insurance arrangements and for imported product purchases, were outstanding under the revolving credit facility as of August 4, 2019. There were no additional borrowings outstanding under the revolving credit facility as of August 4, 2019.

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

The SRIP, SERP and Pension Plan are all “frozen” and we do not expect to add additional participants to any of these plans in the future. On January 30, 2019, our Board of Directors voted to terminate the Pension Plan. Pension Plan termination is an eighteen to twenty-four-month process, that involves seeking certain approvals from both the IRS and PBGC. Once we receive the appropriate approvals, an insurance company will be selected to provide annuities for participants at an amount equal to their current monthly pension benefit. Upon settlement of the pension liability, we will reclassify the related pension losses currently recorded in accumulated other comprehensive loss, to the consolidated statements of operations. We expect to record pension settlement expenses and excess costs, if any, to terminate the plan. We do not expect these expenses and costs to be material.

As of August 4, 2019, current Pension Plan assets are invested in bond funds and are measured at fair value using Level 1 inputs, which are quoted prices in active markets.

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 4,	July 29,	August 4,	July 29,
	2019	2018	2019	2018
Net periodic benefit costs
Service cost	26	81	52	163
Interest cost	204	206	409	413
Actuarial loss	37	43	74	86
Expected return on pension plan assets	(101)	(144)	(202)	(288)
Expected administrative expenses	98	70	195	140

Consolidated net periodic benefit costs	$264	$256	$528	$514

The expected long-term rate of return on Pension Plan assets is 3.8% as of the Pension Plan’s most recent valuation date of February 3, 2019.

The SRIP and SERP plans are unfunded plans. We paid $171,000 in the second quarter and $349,000 in the first half. We expect to pay a total of approximately $335,000 in benefit payments from our general assets during the remainder of fiscal 2020 to fund SRIP and SERP payments.

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

	August 4,	February 3,
	2019	2019

Restricted shares	49	22
RSUs and PSUs	78	36
	127	58

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

All restricted shares, RSUs and PSUs awarded that have not yet vested are considered when computing diluted earnings per share. The following table sets forth the computation of basic and diluted earnings per share:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 4,	July 29,	August 4,	July 29,
	2019	2018	2019	2018

Net income	$4,160	$8,693	$6,147	$15,850
Less: Unvested participating restricted stock dividends	7	3	10	5
Net earnings allocated to unvested participating restricted stock	15	16	18	24
Earnings available for common shareholders	4,138	8,674	6,119	15,821

Weighted average shares outstanding for basic earnings per share	11,787	11,760	11,778	11,755
Dilutive effect of unvested restricted stock, RSU and PSU awards	23	24	33	20
Weighted average shares outstanding for diluted earnings per share	11,810	11,784	11,811	11,775

Basic earnings per share	$0.35	$0.74	$0.52	$1.35

Diluted earnings per share	$0.35	$0.74	$0.52	$1.34

12.	Income Taxes

We recorded income tax expense of $1.2 million for the fiscal 2020 second quarter compared to $2.9 million for the comparable prior year period. The effective tax rates for the fiscal 2020 and 2019 second quarters were 23.1% and 24.9%, respectively. The effective tax rates for the first half of fiscal 2020 and 2019 were 22.3% and 23.0%.

The net unrecognized tax benefits as of August 4, 2019 and February 3, 2019, which, if recognized, would affect our effective tax rate are $39,000 and $38,000, respectively.

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
■

Home Meridian, a business acquired at the beginning of fiscal 2017, is a stand-alone, mostly autonomous business that serves a different type or class of customer than do our other operating segments and at much lower margins; and

■

All Other, which includes the domestic upholstery manufacturing operations of Bradington-Young, Sam Moore, Shenandoah Furniture and H Contract. None of these operating segments were individually reportable; therefore, we combined them in “All Other” in accordance with ASC 280.

The following table presents segment information for the periods, and as of the dates, indicated:

	Thirteen Weeks Ended				Twenty-Six Weeks Ended
	August 4, 2019		July 29, 2018		August 4, 2019		July 29, 2018
		% Net		% Net		% Net		% Net
Net Sales		Sales		Sales		Sales		Sales
Hooker Branded	$39,405	25.9%	$40,551	24.0%	$79,004	27.5%	$83,322	26.7%
Home Meridian	87,188	57.3%	101,022	59.9%	154,818	53.8%	171,618	55.1%
All Other	25,655	16.8%	27,088	16.1%	53,944	18.7%	56,613	18.2%
Consolidated	$152,248	100.0%	$168,661	100.0%	$287,766	100.0%	$311,553	100.0%

Gross Profit
Hooker Branded	$11,820	30.0%	$12,616	31.1%	$24,376	30.9%	$27,038	32.5%
Home Meridian	10,951	12.6%	17,398	17.2%	16,854	10.9%	27,814	16.2%
All Other	6,055	23.6%	5,631	20.8%	13,113	24.3%	12,759	22.5%
Consolidated	$28,826	18.9%	$35,645	21.1%	$54,343	18.9%	$67,611	21.7%

Operating Income
Hooker Branded	$4,088	10.4%	$4,943	12.2%	$9,265	11.7%	$11,669	14.0%
Home Meridian	(66)	-0.1%	5,628	5.6%	(5,059)	-3.3%	5,339	3.1%
All Other	1,746	6.8%	1,294	4.8%	4,467	8.3%	4,240	7.5%
Consolidated	$5,768	3.8%	$11,865	7.0%	$8,673	3.0%	$21,248	6.8%

Capital Expenditures
Hooker Branded	$386		$168		$511		$378
Home Meridian	57		122		173		158
All Other	1,690		173		2,975		297
Consolidated	$2,133		$463		$3,659		$833

Depreciation & Amortization
Hooker Branded	$490		$496		$982		$980
Home Meridian	547		601		1,078		1,192
All Other	718		764		1,411		1,517
Consolidated	$1,755		$1,861		$3,471		$3,689

	As of August 4,		As of February 3,
	2019	%Total	2019	%Total
Identifiable Assets		Assets		Assets
Hooker Branded	$137,566	42.2%	$108,445	36.9%
Home Meridian	148,692	45.6%	144,277	49.1%
All Other	39,731	12.2%	41,181	14.0%
Consolidated	$325,989	100.0%	$293,903	100.0%
Consolidated Goodwill and Intangibles	74,621		75,813
Total Consolidated Assets	$400,610		$369,716

Sales by product type are as follows:

	Net Sales (in thousands)
	Thirteen Weeks Ended				Twenty-Six Weeks Ended
	August 4, 2019	%Total	July 29, 2018	%Total	August 4, 2019	%Total	July 29, 2018	%Total
Casegoods	$98,488	65%	$105,703	63%	$182,954	64%	$195,759	63%
Upholstery	53,760	35%	62,958	37%	104,812	36%	115,794	37%
	$152,248	100%	$168,661	100%	$287,766	100%	$311,553	100%

14.	Subsequent Events

Dividends

On September 4, 2019, our board of directors declared a quarterly cash dividend of $0.15 per share, payable on September 30, 2019 to shareholders of record at September 16, 2019.

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

■

sourcing transitions away from China, including the lack of adequate manufacturing capacity and skilled labor and longer lead times, due to competition and increased demand for resources in those countries;

■	changes in U.S. and foreign government regulations and in the political, social and economic climates of the countries from which we source our products;

■	the risks specifically related to the concentrations of a material part of our sales and accounts receivable in only a few customers;

■

risks associated with product defects, including higher than expected costs associated with product quality and safety, and regulatory compliance costs related to the sale of consumer products and costs related to defective or non-compliant products, including product liability claims and costs to recall defective products;

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

■	risks associated with distribution through third-party retailers, such as non-binding dealership arrangements;

■	capital requirements and costs, including the servicing of our floating-rate term loans;

■	competition from non-traditional outlets, such as internet and catalog retailers; and

■

changes in consumer preferences, including increased demand for lower-quality, lower-priced furniture due to, among other things, fluctuating consumer confidence, amounts of discretionary income available for furniture purchases and the availability of consumer credit.

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

This quarterly report on Form 10-Q includes our unaudited condensed consolidated financial statements for the thirteen-week period (also referred to as “three months,” “three-month period,” “quarter,” “second quarter” or “quarterly period”) that began May 6, 2019, and the twenty-six week period (also referred to as “six months,” “six-month period” or “first half”) that began February 4, 2019, which both ended August 4, 2019. This report discusses our results of operations for this period compared to the 2019 fiscal year thirteen-week period that began April 30, 2018 and the twenty-six week period that began January 29, 2018, which both ended July 29, 2018; and our financial condition as of August 4, 2019 compared to February 3, 2019.

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

Executive Summary-Results of Operations

Consolidated net sales for fiscal 2020 second quarter decreased $16.4 million or 9.7% as compared to the prior year period, from $168.7 million to $152.2 million due primarily to $13.8 million or 13.7% net sales decrease in the Home Meridian segment. The Hooker Branded segment and All Other net sales decreased $1.1 million and $1.4 million respectively in the second quarter.

For the fiscal 2020 first half, consolidated net sales decreased $23.8 million or 7.6% from $311.6 million to $287.8 million as compared to the prior year period due to sales decreases in both of our reportable segments as well as All Other. Home Meridian segment net sales declined by $16.8 million or 9.8%, the Hooker Branded segment net sales decreased $4.3 million or 5.2% and All Other net sales decreased $2.7 million or 4.7%, all as compared to the fiscal 2019 six-month period.

Consolidated net income decreased $4.5 million or 52.1% and $9.7 million or 61.2%, as compared to the prior year second quarter and first half, respectively.

As discussed in greater detail under “Results of Operations” below, the following are the primary factors that affected our consolidated fiscal 2020 second quarter and first half results of operations:

■

Gross profit. Fiscal 2020 second quarter consolidated gross profit decreased both in absolute terms and as a percentage of net sales, due primarily to decreased gross profit in the Home Meridian segment and to a lesser extent in the Hooker Branded segment, partially offset by the absence of $500,000 casualty loss recorded in the fiscal 2019 second quarter. Despite a sales decrease in the second quarter, All Other continued to improve its gross profit as a percentage of net sales and in absolute terms. For the fiscal 2020 first half, consolidated gross profit decreased both in absolute terms and as a percentage of net sales principally due to decreased gross profit in the Home Meridian segment, as a result of sales declines, higher returns and allowances and increased product-related costs.

■

Selling and administrative expenses. Consolidated selling and administrative (“S&A”) expenses decreased in absolute terms but increased as a percentage of net sales in the fiscal 2020 second quarter and first half. S&A expense increased as a percentage of net sales due to lower sales. S&A expenses decreased in absolute terms due to decreased selling expenses and bonus accruals due to lower net sales and profitability, partially offset by the absence of a $1.0 million one-time life insurance gain recorded in fiscal 2019 first quarter.

■	Intangible asset amortization expense. Intangible amortization expense on the Home Meridian and Shenandoah acquisition-related intangible assets was unchanged compared to the prior year periods.

■

Operating income. Consolidated operating income decreased $6.1 million to $5.8 million and from 7.0% to 3.8% as a percentage of net sales in the fiscal 2020 second quarter. For the fiscal 2020 first half, consolidated operating income decreased $12.6 million to $8.7 million and from 6.8% to 3.0% as a percentage of net sales, due to the factors discussed above and in greater detail in the analysis below.

Review

The net sales decline which began in the first quarter of fiscal 2020 continued in the second quarter, driven primarily by reduced retail demand and the lingering effects of several quality-related issues in our Home Meridian segment. Reduced demand and soft retail conditions continued to impact the home furnishing industry and affected all operating segments. The Hooker Branded segment and All Other net sales decreased $1.1 million and $1.4 million respectively compared to prior year second quarter, which we believe to be reasonable performance following our fiscal 2020 first quarter results and given current market conditions. In addition to lower sales, gross margins in our Home Meridian segment were negatively affected by tariffs as that segment continues the process of resourcing products away from China.

The Hooker Branded segment’s net sales decreased $1.1 million or 2.8% in the fiscal 2020 second quarter, due primarily to a decrease in incoming orders in the Hooker Casegoods division. Hooker Upholstery continued to grow net sales and gross profit, both in the mid-upper single digits, due to broader product offerings and favorable product mix with more higher- priced sofas and sectionals sold. Hooker Upholstery’s incoming orders increased over 20% compared to fiscal 2019 second quarter. Net sales decreased by lower single digits in Hooker Casegoods, driven by lower consumer demand and softness in the home furnishings industry. Tariffs and higher freight costs also negatively affected the profitability in this segment to some degree. Despite the sales decline and increased product costs, the segment was still highly profitable with over 30% gross margin and 10% operating income margin during the quarter and for the first half. We continue to analyze the tariff’s impacts on our supply chain and are working on resourcing certain products and product lines and increasing prices where appropriate.

The Home Meridian segment’s net sales decreased $13.8 million or 13.7% in the fiscal 2020 second quarter due primarily to sales decreases in major furniture chains and club accounts, partially offset by steady sales growth in e-commerce and hospitality business. Weak demand in the home furnishings industry and inventory re-balancing due to higher inventory receipts in advance of a tariff increase expected to take effect on January 1, 2019 by our major furniture chain customers led to sales declines in these channels.

The Home Meridian segment experienced quality challenges and higher than expected quality allowances in the fiscal 2019 fourth quarter and fiscal 2020 first quarter, which negatively impacted shipping in the fiscal 2020 first half. Home Meridian’s margins were more affected by the tariffs than our other business units due to the nature of its customer base. Large retailers have been less willing to accept price increases, especially on previously placed orders and since much of Home Meridian’s sales volume is container-direct sales from Asia, rather than from US warehouses, tariffs have had a more immediate impact on margins. Segment management are working aggressively on re-sourcing away from China and are working to overcome labor constraints in those countries. We continue to adjust pricing to improve margins and offset excess tariff and freight costs. Warehousing and distribution costs were up due to the costs of storing and handling increased inventory related to decreased orders due to soft retail conditions, quality issues and the shift to more inventory dependent e-commerce business. We expect to begin reducing our warehouse footprint late in the third quarter and into fiscal 2021.

On a more positive note, Accentrics Home and e-commerce sales in the other divisions grew sales by 12.3% in the second quarter and 15.8% in the first half. We saw orders begin to pick up in July, with Pulaski, Samuel Lawrence Furniture and PRI reporting over 20% increases in incoming orders in the month. Pulaski and Samuel Lawrence Furniture both ended the quarter with double-digit increases in order backlog as compared to the prior year. Samuel Lawrence Hospitality net sales grew over 40% in the second quarter and 60% in the first half, respectively as compared to prior year periods, with increasing projects and bids. Samuel Lawrence Hospitality ended the quarter with backlog 44.5% higher than prior year period. Home Meridian is also in the process of launching a new division, HMidea, which will offer better-quality ready-to-assemble furniture to mass marketers and e-commerce customers. HMidea will begin showing its products at the October High Point Furniture Market.

Net sales in All Other decreased $1.4 million or 5.3% in the fiscal 2020 second quarter driven by decreased incoming orders in our domestic upholstery manufacturing divisions, partially offset by continued strong sales in the H Contract division. However, with targeted sales efforts, mid-year product introductions, and increased orders on several best-selling items, three out of four divisions under All Other reported double-digit order increases in July. Despite net sales declines, all divisions improved gross margin in the second quarter, benefitting from lower material costs and better cost containment in our domestic manufacturing divisions, partially offset by operating inefficiencies and higher direct labor in Bradington-Young and Shenandoah divisions due to reduced order volume in the second quarter, which was also negatively affected by the typical one-week plant shutdowns at our six domestic manufacturing facilities for the Independence Day holiday. Under a new division president, Sam Moore’s sales have started to grow again, with incoming orders up 15.6% and a 2.5% increase in backlogs in July. H Contract incoming orders increased over 40% and finished the second quarter with backlog over 50% higher than the prior year quarter end. Broader product offerings and favorable product mix with heavier weighting of imported casegoods significantly improved H Contract net sales and profitability. All Other reported a solid operating income margin of 6.8% and 8.3% for the fiscal 2020 second quarter and first half, respectively.

Cash and cash equivalents increased $1.9 million to $13.3 million compared to $11.4 million at fiscal 2019 year-end. Despite disappointing operating results for the first half and higher than planned inventories, we generated $11.0 million in cash from operating activities and $1.4 million from proceeds received on a note receivable from the sale of a former distribution facility. In addition, we paid $3.7 million for capital expenditures to expand our manufacturing facilities at Bradington-Young, $3.5 million in cash dividends to our shareholders, and $2.9 million towards our term loans. Our total assets and liabilities as of August 4, 2019 each increased approximately $43 million due to the adoption of Topic 842, Leases on the first day of the current fiscal year. The Home Meridian segment is working to reduce excess inventory within the next 90-120 days. With strategic inventory management and cautious capital expenditures, along with an aggregate $27.8 million available under our existing revolving credit facility to fund working capital, we are confident in our financial condition.

Results of Operations

The following table sets forth the percentage relationship to net sales of certain items included in the condensed consolidated statements of income included in this report.

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 4,	July 29,	August 4,	July 29,
	2019	2018	2019	2018
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	81.1	78.6	81.1	78.1
Casualty loss	-	0.3	-	0.2
Total cost of sales	81.1	78.9	81.1	78.3
Gross profit	18.9	21.1	18.9	21.7
Selling and administrative expenses	14.8	13.7	15.5	14.5
Intangible asset amortization	0.4	0.4	0.4	0.4
Operating income	3.8	7.1	3.0	6.8
Other income, net	-	-	-	-
Interest expense, net	0.2	0.2	0.2	0.2
Income before income taxes	3.6	6.9	2.7	6.6
Income tax expense	0.8	1.7	0.6	1.5
Net income	2.7	5.2	2.1	5.1

Fiscal 2020 Second Quarter Compared to Fiscal 2019 Second Quarter

	Net Sales
	Thirteen Weeks Ended
	August 4, 2019		July 29, 2018		$ Change	% Change
		% Net Sales		% Net Sales
Hooker Branded	$39,405	25.9%	$40,551	24.0%	$(1,146)	-2.8%
Home Meridian	87,188	57.3%	101,022	59.9%	(13,834)	-13.7%
All Other	25,655	16.8%	27,088	16.1%	(1,433)	-5.3%
Consolidated	$152,248	100%	$168,661	100%	$(16,413)	-9.7%

Unit Volume	FY20 Q2 % Increase vs. FY19 Q2	Average Selling Price (ASP)	FY20 Q2 % Increase vs. FY19 Q2

Hooker Branded	-8.8%	Hooker Branded	6.8%
Home Meridian	-14.6%	Home Meridian	0.7%
All Other	-8.2%	All Other	2.9%
Consolidated	-13.6%	Consolidated	4.1%

Consolidated net sales decreased primarily due to reduced sales volume in the Home Meridian segment and to lesser extents in the Hooker Branded segment and All Other.

■

The net sales decrease in the Hooker Branded segment was attributable to decreased unit volume, partially offset by increased ASP, which was due to price increases necessitated by the imposition last year of a 10% tariff on goods imported from China and higher freight costs, as well as increased sales of higher-priced products by Hooker Upholstery.

■

Net sales decreased in Home Meridian segment due to sales volume loss with major furniture chains and club accounts, partially offset by increased volume in the Samuel Lawrence Hospitality business. ASP increased slightly due to favorable customer mix at Accentrics Home, which focuses on e-commerce channels.

■

All Other net sales decreased due to sales declines at Bradington Young and Sam Moore which experienced reduced order volume, partially offset by continued net sales growth at H Contract. Shenandoah’s net sales stayed essentially flat for the second quarter. All Other ASP increased due primarily to increased mix of higher-priced leather products at Bradington-Young.

	Gross Income and Margin
	Thirteen Weeks Ended
	August 4, 2019		July 29, 2018		$ Change	% Change
		% Net Sales		% Net Sales
Hooker Branded	$11,820	30.0%	$12,616	31.1%	$(796)	-6.3%
Home Meridian	10,951	12.6%	17,398	17.2%	(6,447)	-37.1%
All Other	6,055	23.6%	5,631	20.8%	424	7.5%
Consolidated	$28,826	18.9%	$35,645	21.1%	$(6,819)	-19.1%

Consolidated gross profit decreased in absolute terms and as a percentage of net sales in the fiscal 2020 second quarter.

■

The Hooker Branded segment’s gross profit decreased $796,000 due primarily to lower net sales and to a lesser extent increased product costs, partially offset by the absence of $500,000 casualty loss recorded in fiscal 2019 second quarter. Product costs were negatively impacted by the tariffs, higher freight costs and a write-down of distressed inventories.

■

The Home Meridian segment’s gross profit decreased in absolute terms and as a percentage of net sales due to lower sales volume and negative impacts of increased product costs due to excess tariff costs, higher freight costs, costs incurred in resourcing transition away from China, excess quality-related costs from earlier quality issues and increased warehousing and distribution costs to handle excess inventory related to quality issues and inventory build due to sales being less than forecast.

■

All Other’s gross profit increased in absolute terms and as a percentage of net sales despite a sales decline in the second quarter. All four divisions under All Other improved gross margin in the second quarter. Our domestic upholstery manufacturing divisions continued to benefit from favorable cost of goods sold due to lower leather costs, decreased benefits expense due to lower medical claims, and cost reduction initiatives, partially offset by inefficiencies of operating at reduced order volumes. Although a smaller part of our business, H Contract contributed over 60% of the increased gross profit to All Other.

	Selling and Administrative Expenses (S&A)
	Thirteen Weeks Ended
	August 4, 2019		July 29, 2018		$ Change	% Change
		% Net Sales		% Net Sales
Hooker Branded	$7,732	19.6%	$7,673	18.9%	$59	0.8%
Home Meridian	10,683	12.3%	11,437	11.3%	(754)	-6.6%
All Other	4,047	15.8%	4,074	15.0%	(27)	-0.7%
Consolidated	$22,462	14.8%	$23,184	13.7%	$(722)	-3.1%

Consolidated selling and administrative (“S&A”) expenses decreased in absolute terms but increased as a percentage of net sales in the fiscal 2020 second quarter.

■

Hooker Branded segment S&A expenses stayed essentially flat in absolute terms and increased slightly as a percentage of net sales in the fiscal 2020 second quarter due to lower net sales. Increased advertising expense, bad debt expense, professional service expenses and employee training expenses were partially offset by decreased bonus and other compensation costs and lower selling expenses.

■

Home Meridian segment S&A expenses decreased in absolute terms due to decreased selling expenses and compensation costs due to lower sales and profitability, partially offset by start-up costs for HMIdea. Home Meridian segment S&A expenses increased as a percentage of net sales due to lower net sales.

■	All Other S&A expenses stayed essentially flat in absolute terms and increased as a percentage of net sales due to lower net sales.

	Intangible Asset Amortization
	Thirteen Weeks Ended
	August 4, 2019		July 29, 2018		$ Change	% Change
		% Net Sales		% Net Sales
Intangible asset amortization	$596	0.4%	$596	0.4%	$-	0.0%

Intangible asset amortization expense stayed the same compared to the prior year second quarter.

	Operating Profit and Margin
	Thirteen Weeks Ended
	August 4, 2019		July 29, 2018		$ Change	% Change
		% Net Sales		% Net Sales
Hooker Branded	$4,088	10.4%	$4,943	12.2%	$(855)	-17.3%
Home Meridian	(66)	-0.1%	5,628	5.6%	(5,694)	-101.2%
All Other	1,746	6.8%	1,294	4.8%	452	34.9%
Consolidated	$5,768	3.8%	$11,865	7.0%	$(6,097)	-51.4%

Operating profitability decreased in absolute terms and as a percentage of net sales, due to the factors discussed above.

	Interest Expense, net
	Thirteen Weeks Ended
	August 4, 2019		July 29, 2018		$ Change	% Change
		% Net Sales		% Net Sales
Consolidated interest expense, net	$328	0.2%	$364	0.2%	$(36)	-9.9%

Consolidated interest expense decreased due to loan balances, partially offset by increased interest rates on our variable-rate term loans.

	Income taxes
	Thirteen Weeks Ended
	August 4, 2019		July 29, 2018		$ Change	% Change
		% Net Sales		% Net Sales
Consolidated income tax expense	$1,248	0.8%	$2,881	1.7%	$(1,633)	-56.7%

Effective Tax Rate	23.1%		24.9%

We recorded income tax expense of $1.2 million for the fiscal 2020 second quarter compared to $2.9 million for the comparable prior year period. The effective tax rates for the fiscal 2020 and 2019 second quarters were 23.1% and 24.9%, respectively.

	Net Income
	Thirteen Weeks Ended
	August 4, 2019		July 29, 2018		$ Change	% Change
Net Income		% Net Sales		% Net Sales
Consolidated	$4,160	2.7%	$8,693	5.2%	$(4,533)	-52.1%

Diluted earnings per share	$0.35		$0.74

Fiscal 2020 First Half Compared to Fiscal 2019 First Half

	Net Sales
	Twenty-Six Weeks Ended
	August 4, 2019		July 29, 2018		$ Change	% Change
		% Net Sales		% Net Sales
Hooker Branded	$79,004	27.5%	$83,322	26.7%	$(4,318)	-5.2%
Home Meridian	154,818	53.8%	171,618	55.1%	(16,800)	-9.8%
All Other	53,944	18.7%	56,613	18.2%	(2,669)	-4.7%
Consolidated	$287,766	100%	$311,553	100%	$(23,787)	-7.6%

Unit Volume	FY20 YTD % Increase vs. FY19 YTD	Average Selling Price (ASP)	FY20 YTD % Increase vs. FY19 YTD

Hooker Branded	-9.6%	Hooker Branded	5.5%
Home Meridian	-11.9%	Home Meridian	2.8%
All Other	-9.1%	All Other	4.8%
Consolidated	-11.4%	Consolidated	4.6%

Consolidated net sales decrease was driven by net sales decline in the Home Meridian segment, and to a lesser extent in the Hooker Branded segment and All Other.

■

Net sales decreased in the Hooker Branded segment due to decreased net sales in the Hooker Casegoods division, partially offset by a net sales increase at Hooker Upholstery. Unit volume decreased in this segment while ASP increased due to price increases in response to tariffs implemented in September 2018 and lower discounts, as well as increased sales of higher-priced sofas and sectionals at Hooker Upholstery, partially offset by higher than expected returns and allowances.

■

Net sales decreased in Home Meridian segment due to decreased unit volume with major furniture chains and club accounts as well as higher allowances due to the lingering effects of quality issues in the fiscal 2020 first half, partially offset by increased volume in the Samuel Lawrence Hospitality business. ASP increased in two divisions while stayed flat in the other divisions at Home Meridian segment due to the difficulty of increasing prices with large retailers, especially on orders placed before tariffs became effective.

■

All Other net sales decreased due to sales declines at our domestic upholstery manufacturing divisions which experienced reduced order volume, partially offset by H Contract double-digit increased net sales. ASP increased in all four divisions included in All Other, however, it was not sufficient to recover the volume loss.

	Gross Income and Margin
	Twenty-Six Weeks Ended
	August 4, 2019		July 29, 2018		$ Change	% Change
		% Net Sales		% Net Sales
Hooker Branded	$24,376	30.9%	$27,038	32.5%	$(2,662)	-9.8%
Home Meridian	16,854	10.9%	27,814	16.2%	(10,960)	-39.4%
All Other	13,113	24.3%	12,759	22.5%	354	2.8%
Consolidated	$54,343	18.9%	$67,611	21.7%	$(13,268)	-19.6%

Consolidated gross profit decreased in absolute terms and as a percentage of net sales in the fiscal 2020 first half.

■

The Hooker Branded segment’s gross profit decreased $2.7 million due to lower net sales and increased cost of sales in Hooker Casegoods, partially offset by increased gross profit in Hooker Upholstery due to higher sales and a favorable product mix and the absence of a $500,000 casualty loss recorded in fiscal 2019 second quarter. Hooker Branded segment product costs were negatively impacted by tariffs, higher freight costs, and to a lesser extent higher distribution costs.

■

The Home Meridian segment’s gross margin decreased in absolute terms and as a percentage of net sales due to the sales decline, increased product costs due to larger than expected quality allowances in the first half, excess tariff costs, increased freight costs, resourcing transition costs, and increased warehousing and distribution costs to handle excess inventory related to quality issues and inventory build due to business being slower than forecast.

■

All Other’s gross profit increased in absolute terms and as a percentage of net sales. In our domestic upholstery manufacturing divisions, favorable cost of goods sold was attributable to lower material costs, lower benefits expense, and better cost containment, partially offset by under-absorbed overhead and operating costs as our domestic upholstery divisions continue to operate at lower production levels. H Contract benefitted from favorable product mix and contributed increased gross profit to All Other.

	Selling and Administrative Expenses (S&A)
	Twenty-Six Weeks Ended
	August 4, 2019		July 29, 2018		$ Change	% Change
		% Net Sales		% Net Sales
Hooker Branded	$15,111	19.1%	$15,369	18.4%	$(258)	-1.7%
Home Meridian	21,246	13.7%	21,808	12.7%	(562)	-2.6%
All Other	8,121	15.1%	7,994	14.1%	127	1.6%
Consolidated	$44,478	15.5%	$45,171	14.5%	$(693)	-1.5%

Consolidated selling and administrative (“S&A”) expenses decreased in absolute terms but increased as a percentage of net sales in the fiscal 2020 first half.

■

Hooker Branded segment S&A expenses decreased slightly in absolute terms in the fiscal 2020 first half due to decreased selling expenses, decreased compensation costs, and the recognition of a deferred gain related to the sale of a former distribution facility which we had owner-financed that was paid off during the first quarter, partially offset by higher bad debt and employee training expenses and the absence of a $1.0 million life insurance gain recorded in the prior year period. Hooker Branded segment S&A expenses increased as a percentage of net sales due to lower net sales.

■

Home Meridian segment S&A expenses decreased in absolute terms due primarily to decreased selling expenses and bonus expense attributable to lower sales and profitability, partially offset by increased employee compensation due to increased headcount, increased labor and training expenses and increased travel expenses incurred during the resourcing transition away from China. Home Meridian segment S&A expenses increased as a percentage of net sales due to lower net sales.

■

All Other S&A expenses increased slightly in absolute terms and as a percentage of net sales due to higher employee compensation, advertising supplies expenses to support the launch of a new brand, partially offset by lower selling costs.

	Intangible Asset Amortization
	Twenty-Six Weeks Ended
	August 4, 2019		July 29, 2018		$ Change	% Change
		% Net Sales		% Net Sales
Intangible asset amortization	$1,192	0.4%	$1,192	0.4%	$-	0.0%

Intangible asset amortization expense stayed the same compared to the prior year six-month period.

	Operating Profit and Margin
	Twenty-Six Weeks Ended
	August 4, 2019		July 29, 2018		$ Change	% Change
		% Net Sales		% Net Sales
Hooker Branded	$9,265	11.7%	$11,669	14.0%	$(2,404)	-20.6%
Home Meridian	(5,059)	-3.3%	5,339	3.1%	(10,398)	-194.8%
All Other	4,467	8.3%	4,240	7.5%	227	5.4%
Consolidated	$8,673	3.0%	$21,248	6.8%	$(12,575)	-59.2%

Operating profitability decreased in absolute terms and as a percentage of net sales in fiscal 2020 first half, due to the factors discussed above.

	Interest Expense, net
	Twenty-Six Weeks Ended
	August 4, 2019		July 29, 2018		$ Change	% Change
		% Net Sales		% Net Sales
Consolidated interest expense, net	$669	0.2%	$745	0.2%	$(76)	-10.2%

Consolidated interest expense decreased due to loan balances, partially offset by increased interest rates on our variable-rate term loans.

	Income taxes
	Twenty-Six Weeks Ended
	August 4, 2019		July 29, 2018		$ Change	% Change
		% Net Sales		% Net Sales
Consolidated income tax expense	$1,763	0.6%	$4,730	1.5%	$(2,967)	-62.7%

Effective Tax Rate	22.3%		23.0%

We recorded income tax expense of $1.8 million for the fiscal 2020 first half compared to $4.7 million for the comparable prior year period. The effective tax rates for the fiscal 2020 and 2019 first half were 22.3% and 23.0%, respectively.

	Net Income
	Twenty-Six Weeks Ended
	August 4, 2019		July 29, 2018		$ Change	% Change
Net Income		% Net Sales		% Net Sales
Consolidated	$6,147	2.1%	$15,850	5.1%	$(9,703)	-61.2%

Diluted earnings per share	$0.52		$1.34

Outlook

We face a number of significant risks and uncertainties, as more fully discussed in Item 1A, “Risk Factors” in our 2019 Annual Report.

Our tariff mitigation strategies and sourcing shift away from China are well underway and we are reducing costs and non-essential spending, along with delaying some capital expenditures until the current business environment improves. We expect the benefits of our tariff mitigation strategies and re-sourcing will begin to be felt in the fiscal 2020 third quarter and increasingly thereafter.

Even with the uncertain business environment, we are proactively taking many steps to grow sales, including launching new business units and product line extensions in numerous businesses. At the Fall High Point Market, we expect to introduce a product licensing program with football legend Terry Bradshaw at our Prime Resources International division, launch a new HMI division targeting mass merchants and introduce an expanded upholstery offering at Sam Moore.

We remain cautiously optimistic about the second half of the year and still expect that retail business and demand will improve to better levels beginning this fall, traditionally the strongest season of the year for furniture sales. We are encouraged by requests from some large retailers to expedite orders so they will have adequate inventory for the fall selling season.

We remain highly engaged as a management team in strategic planning and continue to benefit from having a diverse portfolio of 11 operating units across many different distribution channels, price points and products. We are addressing our long-term and short-term challenges and have active strategies in place to expand our business beyond the current product line and customer base. We remain confident in our business model, market position and strategies and believe we will adapt successfully to the challenges posed by the current business climate.

Financial Condition, Liquidity and Capital Resources

Cash Flows – Operating, Investing and Financing Activities

	Twenty-Six Weeks Ended
	August 4,	July 29,
	2019	2018
Net cash provided by operating activities	$11,012	$15,465
Net cash used in investing activities	(2,689)	(67)
Net cash used in financing activities	(6,469)	(17,082)
Net increase/(decrease) in cash and cash equivalents	$1,854	$(1,684)

During the six months ended August 4, 2019, we used some of the $11.0 million of cash generated from operations and $1.4 million of proceeds on a note receivable to pay for $3.7 million of capital expenditures to expand our domestic manufacturing capacities and to enhance our business systems and facilities, $3.5 million in cash dividends, $2.9 million in long-term debt payments, and $489,000 in life insurance premiums.

In comparison, during the six months ended July 29, 2018, we applied cash generated from operations of $15.5 million and $1.2 million in proceeds received under Company-owned life insurance policies towards approximately $14 million in long-term debt payments, $3.3 million in cash dividends, $833,000 of capital expenditures, and $529,000 in life insurance premiums.

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

We were in compliance with each of these financial covenants at August 4, 2019 and expect to remain in compliance with existing covenants for the foreseeable future.

As of August 4, 2019, $15.5 million was outstanding under the Unsecured Term Loan, $17.1 million was outstanding under the Secured Term Loan, respectively.

Revolving Credit Facility Availability

As of August 4, 2019, we had an aggregate $27.8 million available under our revolving credit facility to fund working capital needs. Standby letters of credit in the aggregate amount of $2.2 million, used to collateralize certain insurance arrangements and for imported product purchases, were outstanding under the revolving credit facility as of August 4, 2019. There were no additional borrowings outstanding under the revolving credit facility as of August 4, 2019.

Capital Expenditures

We spent $3.7 million for capital expenditures during fiscal 2020 first half, $2.8 million of which was spent on the expansion of our Bradington-Young manufacturing facility. We expect to spend between $1.0 to $1.5 million in the remainder of fiscal 2020 to maintain and continue to enhance our operating systems and facilities.

Share Repurchase Authorization

During fiscal 2013, our Board of Directors authorized the repurchase of up to $12.5 million of shares of the Company’s common stock. The authorization does not obligate us to acquire a specific number of shares during any period and does not have an expiration date, but it may be modified, suspended or discontinued at any time at the discretion of our Board of Directors. Repurchases may be made from time to time in the open market, or through privately negotiated transactions or otherwise, in compliance with applicable laws, rules and regulations, and subject to our cash requirements for other purposes, compliance with the covenants under the Loan Agreement and other factors we deem relevant. No shares have been repurchased since fiscal 2013. Approximately $11.8 million remained available for future repurchases under the authorization as of August 4, 2019.

Commitments and Contractual Obligations

As of August 4, 2019, our commitments and contractual obligations related to our operating leases were as follows:

	Cash Payments Due by Period (In thousands)
	Less than			More than
	1 Year	1-3 Years	3-5 Years	5 years	Total
Operating leases*	4,349	20,359	10,506	15,155	50,369

*These amounts represent estimated cash payments due under operating leases for real estate utilized in our operations and warehouse and office equipment, as well as short term leases with remaining terms less than 12 months. See Note 8 for additional information and disclosures about our leases.

Recently Issued Accounting Standards

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326). This update seeks to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments, including trade receivables, and other commitments to extend credit held by a reporting entity at each reporting date. The amendments require an entity to replace the incurred loss impairment methodology in current GAAP with a methodology that reflects current expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The amendments are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The amendments will be applied through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which guidance is effective, which is a modified-retrospective approach. We are currently evaluating the effects of adopting this standard on our consolidated financial statements and results of operations.

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

Interest Rate Risk

Borrowings under our revolving credit facility and the Unsecured Term Loan bear interest based on LIBOR plus 1.5% and borrowings under the Secured Term Loan bear interest based on LIBOR plus 0.5%. As such, these debt instruments expose us to market risk for changes in interest rates. There was no outstanding balance under our revolving credit facility as of August 4, 2019, other than standby letters of credit in the amount of $2.2 million; however, as of August 4, 2019, $32.6 million was outstanding under our term loans. A 1% increase in the LIBOR rate would result in an annual increase in interest expenses on our terms loans of approximately $299,000.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended August 4, 2019. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective as of August 4, 2019 to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to the Company’s management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure and are effective to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the fiscal quarter ended August 4, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended August 4, 2019, formatted in Extensible Business Reporting Language (“XBRL”): (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of income, (iii) condensed consolidated statements of comprehensive income, (iv) condensed consolidated statements of cash flows, and (v) the notes to the condensed consolidated financial statements

*Filed herewith

** Furnished herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOOKER FURNITURE CORPORATION

Date: September 12, 2019	By:	/s/ Paul A. Huckfeldt
Paul A. Huckfeldt
Chief Financial Officer and Senior Vice President – Finance and Accounting