Form 10-Q
period 2019-11-03
HOOKER FURNITURE CORP
filed 2019-12-13
CIK 1077688

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended November 3, 2019

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

As of December 6, 2019, there were 11,838,367 shares of the registrant’s common stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

HOOKER FURNITURE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

As of	November 3,	February 3,
	2019	2019
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$24,498	$11,435
Trade accounts receivable, net	92,603	112,557
Inventories	103,615	105,204
Income tax recoverable	2,348	-
Prepaid expenses and other current assets	4,119	5,735
Total current assets	227,183	234,931
Property, plant and equipment, net	30,782	29,482
Cash surrender value of life insurance policies	25,016	23,816
Deferred taxes	3,035	4,522
Operating leases right-of-use assets	40,872	-
Intangible assets, net	33,967	35,755
Goodwill	40,058	40,058
Other assets	1,528	1,152
Total non-current assets	175,258	134,785
Total assets	$402,441	$369,716

Liabilities and Shareholders’ Equity
Current liabilities
Current portion of term loans	$5,833	$5,829
Trade accounts payable	27,407	40,838
Accrued salaries, wages and benefits	5,449	8,002
Income tax accrual	-	3,159
Customer deposits	13,030	3,023
Current portion of lease liabilities	6,395	-
Other accrued expenses	3,913	3,564
Total current liabilities	62,027	64,415
Long term debt	25,253	29,628
Deferred compensation	10,611	11,513
Lease liabilities	35,304	-
Other long-term liabilities	3	984
Total long-term liabilities	71,171	42,125
Total liabilities	133,198	106,540

Shareholders’ equity
Common stock, no par value, 20,000 shares authorized, 11,838 and 11,785 shares issued and outstanding on each date	51,177	49,549
Retained earnings	218,131	213,380
Accumulated other comprehensive (loss) income	(65)	247
Total shareholders’ equity	269,243	263,176
Total liabilities and shareholders’ equity	$402,441	$369,716

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

HOOKER FURNITURE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

(Unaudited)

	For the
	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	Nov 3,	Oct 28,	Nov 3,	Oct 28,
	2019	2018	2019	2018

Net sales	$158,176	$171,474	$445,942	$483,026

Cost of sales	129,777	135,638	363,201	379,079
Casualty loss	-	-	-	500
Total Cost of sales	129,777	135,638	363,201	379,579

Gross profit	28,399	35,836	82,741	103,447

Selling and administrative expenses	22,810	22,979	67,286	68,150
Intangible asset amortization	596	596	1,788	1,788

Operating income	4,993	12,261	13,667	33,509

Other income, net	309	200	215	275
Interest expense, net	316	354	986	1,099

Income before income taxes	4,986	12,107	12,896	32,685

Income tax expense	1,066	2,775	2,829	7,504

Net income	$3,920	$9,332	$10,067	$25,181

Earnings per share
Basic	$0.33	$0.79	$0.85	$2.14
Diluted	$0.33	$0.79	$0.85	$2.13

Weighted average shares outstanding:
Basic	11,789	11,763	11,782	11,758
Diluted	11,816	11,778	11,821	11,778

Cash dividends declared per share	$0.15	$0.14	$0.45	$0.42

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

HOOKER FURNITURE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	For the
	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 3,	October 28,	November 3,	October 28,
	2019	2018	2019	2018

Net Income	$3,920	$9,332	$10,067	$25,181
Other comprehensive income (loss):
Gain on pension plan settlement	(520)	-	(520)	-
Income tax effect on settlement	124	-	124	-
Amortization of actuarial loss	37	43	111	129
Income tax effect on amortization	(9)	(10)	(27)	(31)
Adjustments to net periodic benefit cost	(368)	33	(312)	98

Reclassification of tax effects due to the adoption of ASU 2018-02	-	-	-	111

Total Comprehensive Income	$3,552	$9,365	$9,755	$25,390

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

HOOKER FURNITURE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the
	Thirty-Nine Weeks Ended
	Nov 3,	Oct 28,
	2019	2018
Operating Activities:
Net income	$10,067	$25,181
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,260	5,558
Gain on pension settlement	(520)	-
Gain on disposal of assets	(271)	(66)
Deferred income tax expense	1,461	254
Noncash restricted stock and performance awards	891	919
Provision/(benefit from) for doubtful accounts and sales allowances	1,365	(1,692)
Gain on life insurance policies	(715)	(608)
Changes in assets and liabilities:
Trade accounts receivable	18,589	9,036
Inventories	1,589	(16,862)
Income tax recoverable	(2,348)	-
Prepaid expenses and other current assets	(638)	(484)
Trade accounts payable	(13,456)	5,566
Accrued salaries, wages, and benefits	(2,553)	(484)
Accrued income taxes	(3,159)	(2,412)
Customer deposits	10,006	(1,359)
Operating lease liabilities	536	-
Other accrued expenses	350	503
Deferred compensation	156	(2,253)
Other long-term liabilities	-	122
Net cash provided by operating activities	$26,610	$20,919

Investing Activities:
Purchases of property and equipment	(4,745)	(2,464)
Proceeds received from sale of assets	1,465	99
Proceeds received on life insurance policies	-	1,225
Premiums paid on life insurance policies	(558)	(620)
Net cash used in investing activities	(3,838)	(1,760)

Financing Activities:
Payments for long-term debt	(4,393)	(15,679)
Cash dividends paid	(5,316)	(4,946)
Net cash used in financing activities	(9,709)	(20,625)

Net increase/(decrease) in cash and cash equivalents	13,063	(1,466)
Cash and cash equivalents - beginning of year	11,435	30,915
Cash and cash equivalents - end of quarter	$24,498	$29,449

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$6,754	$9,661
Cash paid for interest, net	852	973
Non-cash transactions:
Increase in lease liabilities arising from obtaining right-of-use assets	$272	$-
Increase in property and equipment through accrued purchases	25	104

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

HOOKER FURNITURE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In thousands, except per share data)

(Unaudited)

				Accumulated
				Other	Total
	Common Stock		Retained	Comprehensive	Shareholders'
	Shares	Amount	Earnings	Income	Equity
Balance at January 28, 2018	11,762	$48,970	$180,122	$368	$229,460
Net income			25,181		25,181
Prior year adjustment for ASU 2014-09 and 2018-02			99	111	210
Unrealized loss on defined benefit plan, net of tax of $31				98	98
Cash dividends paid and accrued ($0.14 per share)			(4,945)		(4,945)
Restricted stock grants, net of forfeitures	23	(30)			(30)
Restricted stock compensation cost		450			450
Balance at October 28, 2018	11,785	$49,390	$200,457	$577	$250,424

Balance at February 3, 2019	11,785	$49,549	$213,380	$247	$263,176
Net income			10,067		10,067
Gain on pension settlement, net of tax of $124				(396)	(396)
Unrealized loss on defined benefit plan, net of tax of $27				84	84
Cash dividends paid and accrued ($0.15 per share)			(5,316)		(5,316)
Restricted stock grants, net of forfeitures	53	344			344
Restricted stock compensation cost		600			600
Recognition of PSUs as equity-based awards		684			684
Balance at November 3, 2019	11,838	$51,177	$218,131	$(65)	$269,243

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

HOOKER FURNITURE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar and share amounts in tables, except per share amounts, in thousands unless otherwise indicated)

(Unaudited)

For the Thirty-Nine Weeks Ended November 3, 2019

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

The financial statements contained herein are being filed as part of a quarterly report on Form 10-Q covering the thirteen-week period (also referred to as “three months,” “three-month period,” “quarter,” “third quarter” or “quarterly period”) that began August 5, 2019, and the thirty-nine week period (also referred to as “nine months”, “nine-month period” or “year-to-date period”) that began February 4, 2019, which both ended November 3, 2019. This report discusses our results of operations for this period compared to the 2019 fiscal year thirteen-week period that began July 30, 2018 and the thirty-nine-week period that began January 29, 2018, which both ended October 28, 2018; and our financial condition as of November 3, 2019 compared to February 3, 2019.

References in these notes to the condensed consolidated financial statements of the Company to:

■	the 2020 fiscal year and comparable terminology mean the fifty-two-week fiscal year that began February 4, 2019 and will end February 2, 2020; and

■	the 2019 fiscal year and comparable terminology mean the fifty-three-week fiscal year that began January 29, 2018 and ended February 3, 2019.

2.      Recently Adopted Accounting Policies

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“Topic 842”), which requires lessees to recognize lease right-of-use assets and liabilities on-balance sheet and disclose key information about leasing arrangements. ASU 2016-02 was subsequently amended by ASU No. 2018-01, Land Easement Practical Expedient for Transition to Topic 842; ASU No. 2018-10, Codification Improvements to Topic 842, Leases; and ASU No. 2018-11, Targeted Improvements. We adopted Topic 842 standard on February 4, 2019 and used the effective date transition method. As a result, our condensed consolidated balance sheets prior to February 4, 2019 were not restated and continue to be reported under previous guidance that did not require the recognition of lease liabilities and corresponding lease assets on the condensed consolidated balance sheets. In addition, we have elected the package of practical expedients, which allowed us not to reassess prior conclusions related to the expired or existing leases, and not to reassess the accounting for initial direct costs. As a result of the adoption of Topic 842, we have operating lease right-of-use assets of $40.9 million and operating lease liabilities of $41.7 million as of November 3, 2019. The adoption of Topic 842 did not have a material impact on our condensed consolidated statements of income and condensed consolidated statement of cash flows for the three-month or nine-month period ended November 3, 2019. See Note 9 for additional information and disclosures required by Topic 842.

3.     Accounts Receivable

	November 3,	February 3,
	2019	2019

Trade accounts receivable	$98,818	$117,732
Other accounts receivable allowances	(5,452)	(4,267)
Allowance for doubtful accounts	(763)	(908)
Accounts receivable	$92,603	$112,557

4.     Inventories

	November 3,	February 3,
	2019	2019
Finished furniture	$116,501	$112,847
Furniture in process	1,092	1,825
Materials and supplies	8,965	10,896
Inventories at FIFO	126,558	125,568
Reduction to LIFO basis	(22,943)	(20,364)
Inventories	$103,615	$105,204

5.     Property, Plant and Equipment

	Depreciable Lives	November 3,	February 3,
	(In years)	2019	2019

Buildings and land improvements	15 - 30	$31,295	$24,588
Computer software and hardware	3 - 10	19,100	18,719
Machinery and equipment	10	9,116	8,934
Leasehold improvements	Term of lease	9,443	9,376
Furniture and fixtures	3 - 10	2,454	2,318
Other	5	650	665
Total depreciable property at cost		72,058	64,600
Less accumulated depreciation		42,853	39,925
Total depreciable property, net		29,205	24,675
Land		1,077	1,067
Construction-in-progress		500	3,740
Property, plant and equipment, net		$30,782	$29,482

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

As of November 3, 2019 and February 3, 2019, Company-owned life insurance was measured at fair value on a recurring basis based on Level 2 inputs. The fair value of the Company-owned life insurance is determined by inputs that are readily available in public markets or can be derived from information available in publicly quoted markets. Additionally, the fair value of the Company-owned life insurance is marked to market each reporting period and any change in fair value is reflected in income for that period.

On January 30, 2019, our Board of Directors voted to terminate the Pension Plan. We settled all Pension Plan obligations during the quarter with the purchase of annuities for plan participants. See Note 11. Employee Benefit Plans for additional information about the Plan.

Our assets measured at fair value on a recurring basis at November 3, 2019 and February 3, 2019, were as follows:

	Fair value at November 3, 2019				Fair value at February 3, 2019
Description	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets measured at fair value
Company-owned life insurance	$-	$25,016	$-	$25,016	$-	$23,816	$-	$23,816
Pension Plan assets	$-	-	-	-	10,992	-	-	10,992

7.     Intangible Assets

		November 3,	February 3,
Non-amortizable Intangible Assets	Segment	2019	2019
Goodwill	Home Meridian	$23,187	$23,187
Goodwill	All Other	16,871	16,871
Total Goodwill		40,058	40,058

Trademarks and trade names - Home Meridian	Home Meridian	11,400	11,400
Trademarks and trade names - Bradington-Young	All Other	861	861
Trademarks and trade names - Sam Moore	All Other	396	396
Total Trademarks and trade names		$12,657	$12,657

Total non-amortizable assets		$52,715	$52,715

Our amortizable intangible assets are recorded in our Home Meridian segment and All Other. The carrying amounts and changes therein of those amortizable intangible assets were as follows:

	Amortizable Intangible Assets
	Customer
	Relationships	Trademarks	Totals

Balance at February 3, 2019	$22,320	$778	$23,098
Amortization	(1,743)	(45)	(1,788)
Balance at November 3, 2019	$20,577	$733	$21,310

For the remainder of fiscal 2020, amortization expense is expected to be approximately $596,000.

8.     Customer Deposits

Due to the highly customized nature of our hospitality products, we typically require a 50% deposit with order, a 40% deposit before goods reach a U.S. port and the remaining 10% balance due within 30 days of the receipt of goods by the customer. These deposits have increased $10.0 million since our fiscal 2019 year-end principally due to increased order activity in our Home Meridian segment’s hospitality division.

9.      Leases

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

We have a sub-lease at one of our warehouses. In accordance with the provisions of Topic 842, since we have not been relieved as the primary obligor of the warehouse lease, we cannot net the sublease income against our lease payment to calculate the lease liability and ROU asset. Our practice has been, and we will continue to, straight-line the sub-lease income over the term of the sublease. We recognized $130,000 and $347,000 sub-lease income for the three-month and nine-month period ended November 3, 2019, respectively.

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

The components of lease cost and supplemental cash flow information for leases for the three-month and nine-month periods ended November 3, 2019 were:

	Thirteen Weeks Ended	Thirty-Nine Weeks Ended
	November 3, 2019	November 3, 2019
Operating lease cost	$2,090	$6,289
Short-term lease cost	173	467
Total operating lease cost	$2,263	$6,756

Operating cash outflows	$1,918	$6,255

The right-of-use assets and lease liabilities recorded on our Condensed Consolidated Balance Sheets as of November 3, 2019 were:

November 3, 2019
Real estate	$39,750
Property and equipment	1,122
Total operating leases right-of-use assets	$40,872

Current portion of operating lease liabilities	$6,395
Long term operating lease liabilities	35,304
Total operating lease liabilities	$41,699

Weighted-average remaining lease term is 7.5 years. We used our incremental borrowing rate which is LIBOR plus 1.5% at the adoption date. The weighted-average discount rate is 4.00%.

The following table reconciles the undiscounted future lease payments for operating leases to the operating lease liabilities recorded in the condensed consolidated balance sheet at November 3, 2019:

Undiscounted Future Operating Lease Payments
Remainder of 2019	$2,327
2020	7,732
2021	7,114
2022	5,520
2023	5,267
2024 and thereafter	20,394
Total lease payments	$48,354
Less: impact of discounting	(6,655)
Present value of lease payments	$41,699

As of November 3, 2019, we did not have any additional operating or finance leases that had not yet commenced.

10.     Long-Term Debt

As of November 3, 2019, we had an aggregate $25.7 million available under our revolving credit facility to fund working capital needs. Standby letters of credit in the aggregate amount of $4.3 million, used to collateralize certain insurance arrangements and for imported product purchases, were outstanding under the revolving credit facility as of November 3, 2019. There were no additional borrowings outstanding under the revolving credit facility as of November 3, 2019.

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

On January 30, 2019, our Board of Directors voted to terminate the Pension Plan. We settled all Pension Plan obligations during the quarter with the purchase of nonparticipating annuity contracts for plan participants. Consequently, we recognized a $520,000 settlement gain during the quarter, which is recorded in the “other income” line of our condensed consolidated statements of income. The $520,000 represented an amount recorded in accumulated other comprehensive income until the pension obligation was settled upon plan termination.

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 3,	October 28,	November 3,	October 28,
	2019	2018	2019	2018
Net periodic benefit costs
Service cost	26	81	78	243
Interest cost	204	206	613	618
Actuarial loss	37	43	111	129
Expected return on pension plan assets	(101)	(144)	(304)	(431)
Pension plan administrative expenses	98	70	293	210
Consolidated net periodic benefit costs	$264	$256	$791	$769

The SRIP and SERP plans are unfunded plans. We paid $171,000 in the third quarter and $520,000 in the first nine months. We expect to pay a total of approximately $164,000 in benefit payments from our general assets during the remainder of fiscal 2020 to fund SRIP and SERP payments.

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

All restricted shares, RSUs and PSUs awarded that have not yet vested are considered when computing diluted earnings per share. The following table sets forth the computation of basic and diluted earnings per share:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 3,	October 28,	November 3,	October 28,
	2019	2018	2019	2018

Net income	$3,920	$9,332	$10,067	$25,181
Less: Unvested participating restricted stock dividends	7	3	18	8
Net earnings allocated to unvested participating restricted stock	16	17	33	41
Earnings available for common shareholders	3,897	9,312	10,016	25,132

Weighted average shares outstanding for basic earnings per share	11,789	11,763	11,782	11,758
Dilutive effect of unvested restricted stock, RSU and PSU awards	27	15	39	20
Weighted average shares outstanding for diluted earnings per share	11,816	11,778	11,821	11,778

Basic earnings per share	$0.33	$0.79	$0.85	$2.14

Diluted earnings per share	$0.33	$0.79	$0.85	$2.13

13.   Income Taxes

We recorded income tax expense of $1.1 million for the fiscal 2020 third quarter compared to $2.8 million for the comparable prior year period. The effective tax rates for the fiscal 2020 and 2019 third quarters were 21.4% and 22.9%, respectively. The effective tax rates for the first nine months of fiscal 2020 and 2019 were 21.9% and 23.0%.

The net unrecognized tax benefits as of November 3, 2019 and February 3, 2019, which, if recognized, would affect our effective tax rate are $40,000 and $38,000, respectively.

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

The following table presents segment information for the periods, and as of the dates, indicated:

	Thirteen Weeks Ended				Thirty-Nine Weeks Ended
	November 3, 2019		October 28, 2018		November 3, 2019		October 28, 2018
		% Net		% Net		% Net		% Net
Net Sales		Sales		Sales		Sales		Sales
Hooker Branded	$43,703	27.6%	$46,479	27.1%	$122,707	27.5%	$129,801	26.9%
Home Meridian	85,776	54.3%	95,013	55.4%	240,594	54.0%	266,631	55.2%
All Other	28,697	18.1%	29,982	17.5%	82,641	18.5%	86,594	17.9%
Consolidated	$158,176	100.0%	$171,474	100.0%	$445,942	100.0%	$483,026	100.0%

Gross Profit
Hooker Branded	$13,947	31.9%	$14,334	30.8%	$38,323	31.2%	$41,372	31.9%
Home Meridian	7,286	8.5%	15,382	16.2%	24,139	10.0%	43,196	16.2%
All Other	7,166	25.0%	6,120	20.4%	20,279	24.5%	18,879	21.8%
Consolidated	$28,399	18.0%	$35,836	20.9%	$82,741	18.6%	$103,447	21.4%

Operating Income (Loss)
Hooker Branded	$6,188	14.2%	$5,712	12.3%	$15,453	12.6%	$17,381	13.4%
Home Meridian	(3,955)	-4.6%	4,829	5.1%	(9,013)	-3.7%	10,168	3.8%
All Other	2,760	9.6%	1,720	5.7%	7,227	8.7%	5,960	6.9%
Consolidated	$4,993	3.2%	$12,261	7.2%	$13,667	3.1%	$33,509	6.9%

Capital Expenditures
Hooker Branded	$89		$350		$600		$699
Home Meridian	126		143		300		330
All Other	871		1,138		3,845		1,435
Consolidated	$1,086		$1,631		$4,745		$2,464

Depreciation & Amortization
Hooker Branded	$471		$984		$1,453		$1,479
Home Meridian	549		851		1,627		1,795
All Other	768		1,248		2,180		2,284
Consolidated	$1,788		$3,083		$5,260		$5,558

	As of November 3,		As of February 3,
	2019	%Total	2019	%Total
Identifiable Assets		Assets		Assets
Hooker Branded	$140,920	42.9%	$108,445	36.9%
Home Meridian	146,971	44.8%	144,277	49.1%
All Other	40,525	12.3%	41,181	14.0%
Consolidated	$328,416	100.0%	$293,903	100.0%
Consolidated Goodwill and Intangibles	74,025		75,813
Total Consolidated Assets	$402,441		$369,716

Sales by product type are as follows:

	Net Sales (in thousands)
	Thirteen Weeks Ended				Thirty-Nine Weeks Ended
	November 3, 2019	%Total	October 28, 2018	%Total	November 3, 2019	%Total	October 28, 2018	%Total
Casegoods	$105,018	66%	$108,584	63%	$288,470	65%	$304,370	63%
Upholstery	53,158	34%	62,890	37%	157,472	35%	178,656	37%
	$158,176	100%	$171,474	100%	$445,942	100%	$483,026	100%

15. Subsequent Events

Dividends

On December 5, 2019, our board of directors declared a quarterly cash dividend of $0.16 per share, an increase of 6.7% or $0.01 per share, payable on December 30, 2019 to shareholders of record at December 16, 2019.

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

■	higher than expected employee medical and workers’ compensation costs that may increase the cost of our high-deductible healthcare and workers compensation plans;

■	our ability to successfully implement our business plan to increase sales and improve financial performance;

■	risks related to our defined benefit plans;

■	the possible impairment of our long-lived assets, which can result in reduced earnings and net worth;

■	the cost and difficulty of marketing and selling our products in foreign markets;

■	price competition in the furniture industry;

■	difficulties in forecasting demand for our imported products;

■	changes in domestic and international monetary policies and fluctuations in foreign currency exchange rates affecting the price of our imported products and raw materials;

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

This quarterly report on Form 10-Q includes our unaudited condensed consolidated financial statements for the thirteen-week period (also referred to as “three months,” “three-month period,” “quarter,” “third quarter” or “quarterly period”) that began August 5, 2019, and the thirty-nine week period (also referred to as “nine months,” “nine-month period” or “year-to-date period”) that began February 4, 2019, which both ended November 3, 2019. This report discusses our results of operations for this period compared to the 2019 fiscal year thirteen-week period that began July 30, 2018 and the thirty-nine-week period that began January 29, 2018, which both ended October 28, 2018; and our financial condition as of November 3, 2019 compared to February 3, 2019.

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

Our strategy is to leverage the financial strength afforded us by Hooker’s slower-growing but highly profitable traditional businesses in order to boost revenues and earnings both organically and by acquiring companies selling in faster-growing channels of distribution in which our traditional businesses are under-represented. Consequently, Hooker acquired the business of Home Meridian on February 1, 2016 and Shenandoah Furniture on September 29, 2017.

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

Executive Summary-Results of Operations

Consolidated net sales for fiscal 2020 third quarter decreased $13.3 million or 7.8% as compared to the prior year period, from $171.5 million to $158.2 million due primarily to $9.2 million or 9.7% net sales decrease in the Home Meridian segment, and to a lesser extent net sales decreases in the Hooker Branded segment and All Other of $2.8 million and $1.3 million, respectively.

For the first nine months of fiscal 2020, consolidated net sales decreased $37.1 million or 7.7% from $483.0 million to $445.9 million as compared to the prior year period due to sales decreases in both of our reportable segments as well as All Other. Home Meridian segment net sales declined by $26.0 million or 9.8%, the Hooker Branded segment net sales decreased $7.1 million or 5.5% and All Other net sales decreased $4.0 million or 4.6%, all as compared to the fiscal 2019 nine-month period.

Consolidated net income decreased $5.4 million or 58.0% and $15.1 million or 60.0%, as compared to the prior year third quarter and first nine months, respectively.

As discussed in greater detail under “Results of Operations” below, the following are the primary factors that affected our consolidated fiscal 2020 third quarter and first nine months results of operations:

■

Gross profit. Fiscal 2020 third quarter and first nine-months, consolidated gross profit decreased both in absolute terms and as a percentage of net sales due to decreased gross profit in the Home Meridian segment and to a lesser extent in the Hooker Branded segment, partially offset by increased gross profit in All Other. In the nine-month period, the gross profit decrease was also partially offset by the absence of $500,000 casualty loss related to the damage caused by torrential rains at one of our warehouse facilities recorded in the fiscal 2019 second quarter.

■

Selling and administrative expenses. Consolidated selling and administrative (“S&A”) expenses decreased in absolute terms but increased as a percentage of net sales in the fiscal 2020 third quarter and first nine months. S&A expense increased as a percentage of net sales due to lower sales. S&A expenses decreased in absolute terms due to decreased selling expenses and compensation costs resulting from lower net sales and profitability, partially offset by increased salaries and wages and the absence of $1.0 million one-time life insurance gain recorded in fiscal 2019 first quarter.

■	Intangible asset amortization expense. Intangible amortization expense on the Home Meridian and Shenandoah acquisition-related intangible assets was unchanged compared to the prior year periods.

■

Operating income. Consolidated operating income decreased from $12.3 million to $5.0 million and from 7.2% to 3.2% as a percentage of net sales in the fiscal 2020 third quarter. For the fiscal 2020 first nine months, consolidated operating income decreased from $33.5 million to $13.7 million and from 6.9% to 3.1% as a percentage of net sales, due to the factors discussed above and in greater detail in the analysis below.

Review

Our lower third quarter sales and earnings were disappointing. They were impacted significantly by higher chargebacks and reduced volume from a single large retail customer in our Home Meridian segment. The lingering effects of 25% tariffs on finished goods and component parts imported from China, along with spotty retail demand that has continued through the first nine months of the year, also negatively affected our performance.

The sales decline with the single major customer represented 70% of a $9 million volume reduction at the Home Meridian segment, and approximately $3 million in chargebacks from the same retailer drove a $4.0 million operating loss for the quarter in the segment. That compares to operating income of about $5 million at Home Meridian in the same quarter a year ago. Several other factors also negatively affected Home Meridian’s current quarter results including about $600,000 in demurrage costs due to excess inventory that we added in anticipation of increased sales, and $450,000 in costs to store that inventory and additional excess inventory due to quality-related customer returns from a major customer last year. We also wrote that inventory down by $650,000 to market value during the quarter to increase the rate of sale. Additionally, Home Meridian incurred about $200,000 in start-up costs for HMIdea during the current quarter. These costs were partially offset by a $520,000 gain on the settlement of our pension plan during the quarter, recorded in other income.

On a more positive note, Home Meridian’s hospitality and e-commerce sales continued to grow. Samuel Lawrence Hospitality’s (“SLH”) net sales increased over 30% for the first nine months and ended the quarter with backlog 27% higher than the prior year period and is expected to continue to grow. Home Meridian has also launched a new division, HMidea, which will offer better-quality, ready-to-assemble furniture to mass marketers and e-commerce customers. HMidea’s initial launch was well received at the October High Point Furniture Market and the line is expected continue to grow in the coming months.

Percentage-wise, sales in Hooker Branded and All Other were down in the mid-to-low single digits, respectively, and gross profits and operating income improved compared to the prior year third quarter as a percentage of net sales. The impact of 25% tariffs on imported furniture from China enacted this summer has generally resulted in a 10% price increase on the portion of the Company’s product line imported from China in the Hooker Branded segment, suppressing retail demand. In total, given the challenging retail environment and the continued impact of tariffs, we were gratified to improve profitability performance in the Hooker Branded segment and All Other. The Hooker Branded Segment achieved a 190-basis-point improvement in operating income margin, and All Other achieved a 390-basis-point improvement compared to prior year third quarter.

The Hooker Branded segment’s net sales decreased $2.8 million or 6.0% in the fiscal 2020 third quarter, due to a net sales decrease in the Hooker Casegoods division, partially offset by a net sales increase at Hooker Upholstery. Hooker Casegoods experienced reduced incoming orders and lower sales volume driven by lower consumer demand and softness in the home furnishings industry. Volume loss was partially mitigated by higher average selling prices as we adjusted pricing to mitigate increased product costs and excess tariffs. Hooker Upholstery continued to grow net sales and gross profit, both in the double digits, due to broader product offerings and favorable product mix with more higher-priced sofas and sectionals sold. Hooker Upholstery’s incoming orders increased over 10% compared to fiscal 2019 third quarter.

Our sourcing transitions to non-tariff countries are on schedule. Company-wide, we expect to reduce the portion of our overall product line imported from China from about 40% at the end of our most recent fiscal year to approximately 22% by this fiscal year end, with further progress expected in fiscal 2021.

Net sales in All Other decreased $1.3 million or 4.3% in the fiscal 2020 third quarter due to sales declines at Bradington –Young and Sam Moore, driven by decreased incoming orders, partially offset by continued strong sales in H Contract division and a lower-single digit sales increase at Shenandoah. Despite net sales declines, three out of four divisions improved gross margin in the third quarter, benefiting from lower material costs and better cost containment, partially offset by operating inefficiencies and higher direct labor due to lower production volume in the third quarter. However, favorable material costs have leveled out and we do not expect additional decreases in the near future. H Contract incoming orders increased over 15% in the third quarter and finished the quarter with backlog over 20% higher than the prior year quarter end. Broader product offerings and favorable product mix with heavier weighting of imported casegoods significantly improved H Contract net sales and profitability. All Other reported a solid operating income margin of 9.6% and 8.7% for the fiscal 2020 third quarter and year to date, respectively.

Cash and cash equivalents increased $13.1 million to $24.5 million compared to $11.4 million at fiscal 2019 year-end, principally due to customer deposits in Home Meridian’s hospitality division and the collection of accounts receivable. Despite disappointing operating results thus far in fiscal 2020, we generated $26.6 million in cash from operating activities and $1.4 million from proceeds received on a note receivable from the sale of a former distribution facility. In addition, we paid $5.3 million in cash dividends to our shareholders, $4.7 million for capital expenditures to expand our manufacturing facilities, and $4.4 million towards our term loans. Our total assets and liabilities as of November 3, 2019 each increased approximately $41 million due to the adoption of Topic 842, Leases on the first day of the current fiscal year. We are working to reduce excess inventory and exited one of the temporary warehouses early in the fiscal 2020 fourth quarter. With strategic inventory management and cautious capital expenditures, along with an aggregate $25.7 million available under our existing revolving credit facility to fund working capital, we are confident in our financial condition going forward.

Results of Operations

The following table sets forth the percentage relationship to net sales of certain items included in the condensed consolidated statements of income included in this report.

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 3,	October 28,	November 3,	October 28,
	2019	2018	2019	2018
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	82.0	79.1	81.4	78.5
Casualty loss	-	-	-	0.1
Total cost of sales	82.0	79.1	81.4	78.6
Gross profit	18.0	20.9	18.6	21.4
Selling and administrative expenses	14.4	13.4	15.1	14.1
Intangible asset amortization	0.4	0.3	0.4	0.4
Operating income	3.2	7.2	3.1	6.9
Other income, net	0.2	0.1	-	0.1
Interest expense, net	0.2	0.2	0.2	0.2
Income before income taxes	3.2	7.1	2.9	6.8
Income tax expense	0.7	1.6	0.6	1.6
Net income	2.5	5.4	2.3	5.2

Fiscal 2020 Third Quarter Compared to Fiscal 2019 Third Quarter

	Net Sales
	Thirteen Weeks Ended
	November 3, 2019		October 28, 2018		$ Change	% Change
		% Net Sales		% Net Sales
Hooker Branded	$43,703	27.6%	$46,479	27.1%	$(2,776)	-6.0%
Home Meridian	85,776	54.3%	95,013	55.4%	(9,237)	-9.7%
All Other	28,697	18.1%	29,982	17.5%	(1,285)	-4.3%
Consolidated	$158,176	100%	$171,474	100%	$(13,298)	-7.8%

Unit Volume	FY20 Q3 % Increase vs. FY19 Q3	Average Selling Price (ASP)	FY20 Q3 % Increase vs. FY19 Q3

Hooker Branded	-21.1%	Hooker Branded	19.7%
Home Meridian	-4.7%	Home Meridian	-1.7%
All Other	-11.2%	All Other	6.7%
Consolidated	-7.5%	Consolidated	1.7%

Consolidated net sales decreased primarily due to sales decline in the Home Meridian segment and to a lesser extent in the Hooker Branded segment and All Other.

■

The net sales decrease in the Hooker Branded segment was due to a sales decrease in Hooker Casegoods while partially offset by continued sales growth in Hooker Upholstery. The sales decline was attributable to decreased unit volume, partially offset by increased ASP, which was due to price increases necessitated by the imposition of tariffs on goods imported from China and higher freight costs, as well as increased sales of higher-priced products by Hooker Upholstery.

■

Net sales decreased in the Home Meridian segment due to sales volume loss with club accounts and higher quality chargebacks from a large customer, partially offset by increased volume in Pulaski Furniture and Samuel Lawrence Furniture as their sales begin to return to normal, as well as in Accentrics Home business, which focuses on the growing e-commerce channels. ASP decreased in three out of five divisions but increased significantly at Samuel Lawrence Hospitality due to favorable product mix, and at PRI as the result of margin improvement efforts.

■

All Other net sales decreased due to reduced incoming orders at our domestic upholstery manufacturing divisions, partially offset by continued strong sales at H Contract. All Other ASP increased due primarily to increased sales of higher-priced products at Bradington-Young and Shenandoah.

	Gross Income and Margin
	Thirteen Weeks Ended
	November 3, 2019		October 28, 2018		$ Change	% Change
		% Net Sales		% Net Sales
Hooker Branded	$13,947	31.9%	$14,334	30.8%	$(387)	-2.7%
Home Meridian	7,286	8.5%	15,382	16.2%	(8,096)	-52.6%
All Other	7,166	25.0%	6,120	20.4%	1,046	17.1%
Consolidated	$28,399	18.0%	$35,836	20.9%	$(7,437)	-20.8%

Consolidated gross profit decreased in absolute terms and as a percentage of net sales in the fiscal 2020 third quarter.

■	The Hooker Branded segment’s gross profit increased as a percentage of net sales and decreased in absolute terms, which was attributable to lower discounting and increased sales at Hooker Upholstery.

■

The Home Meridian segment’s gross profit decreased in absolute terms and as a percentage of net sales due principally to lower sales and the effects of higher customer chargebacks as well as increased product costs due to excess tariff costs, higher freight costs and charges to write inventory of quality-related returns down to market price. Increased warehousing and distribution costs to handle the excess inventory related to quality issues also negatively impacted gross margin.

■

All Other’s gross profit increased in absolute terms and as a percentage of net sales despite a sales decline in the third quarter. Our domestic upholstery manufacturing divisions continued to benefit from favorable cost of goods sold due to lower material costs, decreased benefits expense due to lower medical claims, partially offset by under-absorption of overhead expense due to reduced order volumes and sales of heavily discounted discontinued product at Sam Moore. H Contract gross profit benefitted from favorable product mix.

	Selling and Administrative Expenses (S&A)
	Thirteen Weeks Ended
	November 3, 2019		October 28, 2018		$ Change	% Change
		% Net Sales		% Net Sales
Hooker Branded	$7,760	17.8%	$8,623	18.6%	$(863)	-10.0%
Home Meridian	10,907	12.7%	10,219	10.8%	688	6.7%
All Other	4,143	14.4%	4,137	13.8%	6	0.1%
Consolidated	$22,810	14.4%	$22,979	13.4%	$(169)	-0.7%

Consolidated S&A expenses decreased in absolute terms but increased as a percentage of net sales in the fiscal 2020 third quarter.

■

Hooker Branded segment S&A expenses decreased in absolute terms and as a percentage of net sales due to decreased compensation costs, lower selling expenses, decreased bad debt expense and other costs.

■

Home Meridian segment S&A expenses increased in absolute terms due primarily to increased wages related to the resourcing transition underway in Asia, increased professional services expenses due to higher compliance costs and consulting fees and start-up costs for the new HMIdea division. The increase in Home Meridian S&A expenses was partially offset by decreased selling expenses due to lower sales. Home Meridian segment S&A expenses increased as a percentage of net sales due to lower net sales and higher S&A expenses.

■	All Other S&A expenses stayed flat in absolute terms and increased as a percentage of net sales due to lower net sales.

	Intangible Asset Amortization
	Thirteen Weeks Ended
	November 3, 2019		October 28, 2018		$ Change	% Change
		% Net Sales		% Net Sales
Intangible asset amortization	$596	0.4%	$596	0.3%	$-	0.0%

Intangible asset amortization expense stayed the same compared to the prior year third quarter.

	Operating Profit (Loss) and Margin
	Thirteen Weeks Ended
	November 3, 2019		October 28, 2018		$ Change	% Change
		% Net Sales		% Net Sales
Hooker Branded	$6,188	14.2%	$5,712	12.3%	$476	8.3%
Home Meridian	(3,955)	-4.6%	4,829	5.1%	(8,784)	-181.9%
All Other	2,760	9.6%	1,720	5.7%	1,040	60.5%
Consolidated	$4,993	3.2%	$12,261	7.2%	$(7,268)	-59.3%

Operating profitability decreased in absolute terms and as a percentage of net sales, due to the factors discussed above.

	Interest Expense, net
	Thirteen Weeks Ended
	November 3, 2019		October 28, 2018		$ Change	% Change
		% Net Sales		% Net Sales
Consolidated interest expense, net	$316	0.2%	$354	0.2%	$(38)	-10.7%

Consolidated interest expense decreased due to lower average loan balances, partially offset by increased interest rates on our variable-rate term loans.

	Income taxes
	Thirteen Weeks Ended
	November 3, 2019		October 28, 2018		$ Change	% Change
		% Net Sales		% Net Sales
Consolidated income tax expense	$1,066	0.7%	$2,775	1.6%	$(1,709)	-61.6%

Effective Tax Rate	21.4%		22.9%

We recorded income tax expense of $1.1 million for the fiscal 2020 third quarter compared to $2.8 million for the comparable prior year period. The effective tax rates for the fiscal 2020 and 2019 third quarters were 21.4% and 22.9%, respectively.

	Net Income
	Thirteen Weeks Ended
	November 3, 2019		October 28, 2018		$ Change	% Change
Net Income		% Net Sales		% Net Sales
Consolidated	$3,920	2.5%	$9,332	5.4%	$(5,412)	-58.0%

Diluted earnings per share	$0.33		$0.79

Fiscal 2020 First Nine Months Compared to Fiscal 2019 First Nine Months

	Net Sales
	Thirty-Nine Weeks Ended
	November 3, 2019		October 28, 2018		$ Change	% Change
		% Net Sales		% Net Sales
Hooker Branded	$122,707	27.5%	$129,801	26.9%	$(7,094)	-5.5%
Home Meridian	240,594	54.0%	266,631	55.2%	(26,037)	-9.8%
All Other	82,641	18.5%	86,594	17.9%	(3,953)	-4.6%
Consolidated	$445,942	100%	$483,026	100%	$(37,084)	-7.7%

Unit Volume	FY20 YTD % Increase vs. FY19 YTD	Average Selling Price (ASP)	FY20 YTD % Increase vs. FY19 YTD

Hooker Branded	-14.0%	Hooker Branded	10.5%
Home Meridian	-9.4%	Home Meridian	1.1%
All Other	-9.8%	All Other	5.5%
Consolidated	-10.0%	Consolidated	3.5%

Consolidated net sales decrease was driven by net sales decline in the Home Meridian segment, and to a lesser extent in the Hooker Branded segment and All Other. Incoming orders declined primarily due to the soft retail environment, especially earlier in the fiscal year.

■

Net sales decreased in the Hooker Branded segment due to decreased net sales in the Hooker Casegoods division, partially offset by a net sales increase at Hooker Upholstery. Unit volume decreased in this segment while ASP increased due to price increases in response to excess tariffs and higher freight costs, lower discounts, as well as increased sales of higher-priced sofas and sectionals at Hooker Upholstery. Net sales were negatively impacted by higher than expected allowances on increased e-commerce sales.

■

Net sales decreased in Home Meridian segment due to sales volume loss with club accounts and major furniture chains, as well as higher allowances and chargebacks due to quality issues, partially offset by increased volume in the Samuel Lawrence Hospitality business and e-commerce sales growth. ASP increased at Samuel Lawrence Hospitality due to favorable product mix and Accentrics Home which focuses on e-commerce channels, partially offset by decreased ASP in the traditional channels.

■

All Other net sales decreased due to sales declines at our domestic upholstery manufacturing divisions which experienced reduced incoming orders, partially offset by a strong net sales increase at H Contract. ASP increased in all four divisions included in All Other; however, it was not sufficient to mitigate the volume loss.

	Gross Income and Margin
	Thirty-Nine Weeks Ended
	November 3, 2019		October 28, 2018		$ Change	% Change
		% Net Sales		% Net Sales
Hooker Branded	$38,323	31.2%	$41,372	31.9%	$(3,049)	-7.4%
Home Meridian	24,139	10.0%	43,196	16.2%	(19,057)	-44.1%
All Other	20,279	24.5%	18,879	21.8%	1,400	7.4%
Consolidated	$82,741	18.6%	$103,447	21.4%	$(20,706)	-20.0%

Consolidated gross profit decreased in absolute terms and as a percentage of net sales in the fiscal 2020 first nine months.

■

The Hooker Branded segment’s gross profit decreased due to lower net sales and increased cost of sales in Hooker Casegoods, partially offset by increased gross profit in Hooker Upholstery due to steady sales growth, favorable product mix, and the absence of a $500,000 casualty loss recorded in fiscal 2019 second quarter. Hooker Branded segment product costs were negatively impacted by excess tariffs and higher freight costs.

■

The Home Meridian segment’s gross margin decreased in absolute terms and as a percentage of net sales due primarily to the sales decline, increased product costs and loss of margin due to higher quality allowances. This segment was more impacted by excess tariff costs, increased freight costs, resourcing transition costs, and increased warehousing and distribution costs to handle excess inventory related to quality issues and inventory build due to business being slower than forecast.

■

All Other’s gross profit increased in absolute terms and as a percentage of net sales, primarily due to the sales increase at H Contract; however, all four divisions improved gross margin as a percentage of net sales. In our domestic upholstery manufacturing divisions, favorable cost of goods sold was attributable to lower material costs, lower benefits expense and cost containment efforts, partially offset by under-absorbed overhead and operating costs as our domestic upholstery divisions continue to operate at lower production levels due to reduced incoming orders. H Contract benefitted from favorable product mix and contributed 75% of the increased gross profit in All Other.

	Selling and Administrative Expenses (S&A)
	Thirty-Nine Weeks Ended
	November 3, 2019		October 28, 2018		$ Change	% Change
		% Net Sales		% Net Sales
Hooker Branded	$22,870	18.6%	$23,992	18.5%	$(1,122)	-4.7%
Home Meridian	32,152	13.4%	32,027	12.0%	125	0.4%
All Other	12,264	14.8%	12,131	14.0%	133	1.1%
Consolidated	$67,286	15.1%	$68,150	14.1%	$(864)	-1.3%

Consolidated S&A expenses decreased in absolute terms but increased as a percentage of net sales in the fiscal 2020 first nine months.

■

Hooker Branded segment S&A expenses decreased in absolute terms due to decreased compensation costs and selling expenses as the result of lower net sales and profitability, and the recognition of a deferred gain related to the sale of a former distribution facility which we had owner-financed which was paid off during the first quarter. Lower costs were partially offset by higher salaries and wages due to increased headcount, higher expenses to support e-commerce, and the absence of a $1.0 million life insurance gain recorded in the prior year period. Hooker Branded segment S&A expenses stayed essentially flat as a percentage of net sales.

■

Home Meridian segment S&A expenses increased in absolute terms due primarily to increased labor costs related to the sourcing transition in Asia, increased professional service fees for compliance and training, increased travel expenses incurred during the sourcing transition and start-up costs for HMIdea, partially offset by decreased selling expenses and bonus attributable to lower sales and profitability. Home Meridian segment S&A expenses increased as a percentage of net sales due to lower net sales.

■

All Other S&A expenses increased in absolute terms and as a percentage of net sales due to higher compensation costs, higher benefits expenses due to medical claims and increased advertising supplies expenses to support the launch of a new brand.

	Intangible Asset Amortization
	Thirty-Nine Weeks Ended
	November 3, 2019		October 28, 2018		$ Change	% Change
		% Net Sales		% Net Sales
Intangible asset amortization	$1,788	0.4%	$1,788	0.4%	$-	0.0%

Intangible asset amortization expense stayed the same compared to the prior year nine-month period.

	Operating Profit (Loss) and Margin
	Thirty-Nine Weeks Ended
	November 3, 2019		October 28, 2018		$ Change	% Change
		% Net Sales		% Net Sales
Hooker Branded	$15,453	12.6%	$17,381	13.4%	$(1,928)	-11.1%
Home Meridian	(9,013)	-3.7%	10,168	3.8%	(19,181)	-188.6%
All Other	7,227	8.7%	5,960	6.9%	1,267	21.3%
Consolidated	$13,667	3.1%	$33,509	6.9%	$(19,842)	-59.2%

Operating profitability decreased in absolute terms and as a percentage of net sales in fiscal 2020 first nine months, due to the factors discussed above.

	Interest Expense, net
	Thirty-Nine Weeks Ended
	November 3, 2019		October 28, 2018		$ Change	% Change
		% Net Sales		% Net Sales
Consolidated interest expense, net	$986	0.2%	$1,099	0.2%	$(113)	-10.3%

Consolidated interest expense decreased due to loan balances, partially offset by increased interest rates on our variable-rate term loans.

	Income taxes
	Thirty-Nine Weeks Ended
	November 3, 2019		October 28, 2018		$ Change	% Change
		% Net Sales		% Net Sales
Consolidated income tax expense	$2,829	0.6%	$7,504	1.6%	$(4,675)	-62.3%

Effective Tax Rate	21.9%		23.0%

We recorded income tax expense of $2.8 million for the fiscal 2020 first nine months compared to $7.5 million for the comparable prior year period. The effective tax rates for the fiscal 2020 and 2019 first nine months were 21.9% and 23.0%, respectively.

	Net Income
	Thirty-Nine Weeks Ended
	November 3, 2019		October 28, 2018		$ Change	% Change
		% Net Sales		% Net Sales
Consolidated	$10,067	2.3%	$25,181	5.2%	$(15,114)	-60.0%

Diluted earnings per share	$0.85		$2.13

Outlook

We face a number of significant risks and uncertainties, as more fully discussed in Item 1A, “Risk Factors” in our 2019 Annual Report.

Compared to the fiscal 2020 second quarter, consolidated orders increased by about $8 million or 5% in the fiscal 2020 third quarter. However, compared to the same period a year ago, consolidated orders dipped approximately $15 million or about 8%. The decline in orders from the one large Home Meridian segment customer is a significant part of that reduction, along with the subdued demand resulting from increased prices due to tariffs. While some retail components of the home furnishings industry like large national chains, club stores, international sales and full-line furniture independent retailers are sluggish, sales performance in other channels such as e-commerce, hospitality, contract furniture and interior design are up.

On a consolidated basis, we expect earnings to improve on a sequential basis next quarter. We believe the earnings performance momentum we have in the Hooker Branded segment and in All Other will continue, and for the Home Meridian segment earnings to improve significantly from the third quarter of fiscal 2020 despite the reduced volume from the single large customer.

However, there are two calendar dynamics that will impact our performance in the fourth quarter of fiscal 2020. First, last year was a 53-week leap year, so Company-wide we will have one less week of shipments this year. In addition to this lost week of shipping, the Chinese and Vietnamese New Year holiday vacations are earlier, which will result in an additional five to ten fewer shipping days this fiscal year for our container direct customers.

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

Financial Condition, Liquidity and Capital Resources

Cash Flows – Operating, Investing and Financing Activities

	Thirty-Nine Weeks Ended
	November 3,	October 28,
	2019	2018
Net cash provided by operating activities	$26,610	$20,919
Net cash used in investing activities	(3,838)	(1,760)
Net cash used in financing activities	(9,709)	(20,625)
Net increase/(decrease) in cash and cash equivalents	$13,063	$(1,466)

During the nine months ended November 3, 2019, we used some of the $26.6 million of cash generated from operations and $1.4 million of proceeds on a note receivable to pay for $5.3 million in cash dividends, $4.7 million of capital expenditures to expand our domestic manufacturing capacities and to enhance our business systems and facilities, $4.4 million in long-term debt payments, and $558,000 in life insurance premiums.

In comparison, during the nine months ended October 28, 2018, cash generated from operations of $20.9 million (despite a $3.0 million contribution to our Pension Plan) and $1.2 million in proceeds received under Company-owned life insurance policies helped to pay $15.7 million in long-term debt payments, $4.9 million in cash dividends, $2.5 million of capital expenditures to enhance our business systems and facilities, and $620,000 in life insurance premiums.

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

We were in compliance with each of these financial covenants at November 3, 2019 and expect to remain in compliance with existing covenants for the foreseeable future.

As of November 3, 2019, $14.0 million was outstanding under the Unsecured Term Loan, $17.1 million was outstanding under the Secured Term Loan, respectively. We expect to refinance any outstanding balances due under these term loans prior to their due dates of February 1, 2021.

Revolving Credit Facility Availability

As of November 3, 2019, we had an aggregate $25.7 million available under our revolving credit facility to fund working capital needs. Standby letters of credit in the aggregate amount of $4.3 million, used to collateralize certain insurance arrangements and for imported product purchases, were outstanding under the revolving credit facility as of November 3, 2019. There were no additional borrowings outstanding under the revolving credit facility as of November 3, 2019.

Capital Expenditures

We spent $4.7 million for capital expenditures during fiscal 2020 first nine months, $3.3 million of which was spent on the expansion of our Bradington-Young manufacturing facility. We expect to spend minimal amounts during the remainder of fiscal 2020 to maintain and continue to enhance our operating systems and facilities.

Share Repurchase Authorization

During fiscal 2013, our Board of Directors authorized the repurchase of up to $12.5 million of shares of the Company’s common stock. The authorization does not obligate us to acquire a specific number of shares during any period and does not have an expiration date, but it may be modified, suspended or discontinued at any time at the discretion of our Board of Directors. Repurchases may be made from time to time in the open market, or through privately negotiated transactions or otherwise, in compliance with applicable laws, rules and regulations, and subject to our cash requirements for other purposes, compliance with the covenants under the Loan Agreement and other factors we deem relevant. No shares have been repurchased since fiscal 2013. Approximately $11.8 million remained available for future repurchases under the authorization as of November 3, 2019.

Commitments and Contractual Obligations

As of November 3, 2019, our commitments and contractual obligations related to our operating leases were as follows:

	Cash Payments Due by Period (In thousands)
	Less than			More than
	1 Year	1-3 Years	3-5 Years	5 years	Total
Operating leases*	2,516	20,366	10,507	15,155	48,544

*These amounts represent estimated cash payments due under operating leases for real estate utilized in our operations and warehouse and office equipment, as well as short term leases with remaining terms less than 12 months. See Note 9 for additional information and disclosures about our leases.

Recently Issued Accounting Standards

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326). This update seeks to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments, including trade receivables, and other commitments to extend credit held by a reporting entity at each reporting date. The amendments require an entity to replace the incurred loss impairment methodology in current GAAP with a methodology that reflects current expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The amendments are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The amendments will be applied through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which guidance is effective, which is a modified-retrospective approach. We are presently completing our analysis of the effects of adopting this standard on our consolidated financial statements and results of operations. Based on our analysis to-date, we do not believe the adoption of this standard will have a material effect on our consolidated financial statements or results of operations.

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

Interest Rate Risk

Borrowings under our revolving credit facility and the Unsecured Term Loan bear interest based on LIBOR plus 1.5% and borrowings under the Secured Term Loan bear interest based on LIBOR plus 0.5%. As such, these debt instruments expose us to market risk for changes in interest rates. There was no outstanding balance under our revolving credit facility as of November 3, 2019, other than standby letters of credit in the amount of $4.3 million; however, as of November 3, 2019, $31.1 million was outstanding under our term loans. A 1% increase in the LIBOR rate would result in an annual increase in interest expenses on our terms loans of approximately $284,000.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended November 3, 2019. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective as of November 3, 2019 to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to the Company’s management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure and are effective to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the fiscal quarter ended November 3, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

10.1

First Amendment to the 2010 Amended and Restated Hooker Furniture Corporation Supplemental Retirement Income plan (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (SEC File No. 000-25349) filed with the SEC on November 15, 2019)

31.1*	Rule 13a-14(a) Certification of the Company’s principal executive officer

31.2*	Rule 13a-14(a) Certification of the Company’s principal financial officer

32.1**

Rule 13a-14(b) Certification of the Company’s principal executive officer and principal financial officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*

The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended November 3, 2019, formatted in Extensible Business Reporting Language (“XBRL”): (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of income, (iii) condensed consolidated statements of comprehensive income, (iv) condensed consolidated statements of cash flows, and (v) the notes to the condensed consolidated financial statements

*Filed herewith

** Furnished herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOOKER FURNITURE CORPORATION

Date: December 13, 2019	By:	/s/ Paul A. Huckfeldt
Paul A. Huckfeldt
Chief Financial Officer and Senior Vice President – Finance and Accounting