Form 10-K
period 2020-02-02
HOOKER FURNITURE CORP
filed 2020-04-17
CIK 1077688

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

Form 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended February 2, 2020

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $229.4 million.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of April 13, 2020:

Common stock, no par value	11,872,461
(Class of common stock)	(Number of shares)

Documents incorporated by reference: Portions of the registrant’s definitive Proxy Statement for its Annual Meeting of Shareholders scheduled to be held June 11, 2020 are incorporated by reference into Part III.

Hooker Furniture Corporation

All references to 2020, 2019, 2018, 2017 and 2016 or other years are referring to our fiscal years, unless otherwise stated. Our fiscal years end on the Sunday closest to January 31, with fiscal 2020 ending on February 2, 2020. Our quarterly periods are based on thirteen-week “reporting periods” (which end on a Sunday) rather than quarterly periods consisting of three calendar months. As a result, each quarterly period generally is thirteen weeks, or 91 days, long, except as noted below. In some years (generally once every six years) the fourth quarter will be fourteen weeks long and the fiscal year will consist of fifty-three weeks. The 2019 fiscal year that ended on February 3, 2019 was a 53-week fiscal year.

All references to the “Company,” “we,” “us” and “our” in this document refer to Hooker Furniture Corporation and its consolidated subsidiaries, unless specifically referring to segment information. All references to the “Hooker”, “Hooker Division”, “Hooker Legacy Brands” or “traditional Hooker” divisions or companies refer to the current components of our Hooker Branded segment, the Domestic Upholstery Segment including Bradington-Young, Sam Moore, and Shenandoah Furniture, and All Other which includes H Contract and Lifestyle Brands.

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

Forward-Looking Statements

Certain statements made in this report, including statements under Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in the notes to the consolidated financial statements included in this report, are not based on historical facts, but are forward-looking statements. These statements reflect our reasonable judgment with respect to future events and typically can be identified by the use of forward-looking terminology such as “believes,” “expects,” “projects,” “intends,” “plans,” “may,” “will,” “should,” “would,” “could” or “anticipates,” or the negative thereof, or other variations thereon, or comparable terminology, or by discussions of strategy. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Those risks and uncertainties include but are not limited to:

■	The effect and consequences of the coronavirus (COVID-19) pandemic or future pandemics on matters including U.S. and local economies; our business operations and continuity; the health and productivity of our employees; and the impact on our supply chain and customer base;

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

■	difficulties in forecasting demand for our imported products;

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

■	price competition in the furniture industry;

■	competition from non-traditional outlets, such as internet and catalog retailers; and

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

Reportable Segments

Furniture sales account for all of our net sales. For financial reporting purposes and as described further below, we are organized into three reportable segments, Hooker Branded, Home Meridian and Domestic Upholstery. Our other businesses are aggregated into “All Other”. See Note 18 to our consolidated financial statements for additional financial information regarding our operating segments.

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

□	Hooker Upholstery, imported upholstered furniture targeted at the upper-medium price-range.

■	The Home Meridian segment which includes the following brands/marketing units:
□	Accentrics Home, home furnishings centered around an eclectic mix of unique pieces and materials that offer a fresh take on home fashion;
□	Pulaski Furniture, casegoods covering the complete design spectrum in a wide range of bedroom, dining room, accent and display cabinets at medium price points;
□	Samuel Lawrence Furniture, value-conscious offerings in bedroom, dining room, home office and youth furnishings;
□	Prime Resources International, value-conscious imported leather motion upholstery;
□	Samuel Lawrence Hospitality, a designer and supplier of hotel furnishings targeted toward four and five-star hotels, and
□	HMidea, 2019 start-up that provides better-quality, ready-to-assemble furniture to mass marketers and e-commerce customers.

■	The Domestic Upholstery segment which includes the following operations:
□	Bradington-Young, a seating specialist in upscale motion and stationary leather furniture;
□	Sam Moore Furniture, a specialist in upscale occasional chairs, settees, sofas and sectional seating with an emphasis on cover-to-frame customization; and
□

Shenandoah Furniture, an upscale upholstered furniture business specializing in private label sectionals, modulars, sofas, chairs, ottomans, benches, beds and dining chairs in the upper-medium price points for lifestyle specialty retailers.

■	All Other consisting of:
□

The H Contract product line which supplies upholstered seating and casegoods to upscale senior living and assisted living facilities through designers, design firms, industry dealers and distributors that service that market; and

□	Lifestyle Brands, a business started in fiscal 2019 targeted at the interior designer channel.

Sourcing

Imported Products

We have sourced products from foreign manufacturers for nearly thirty years, predominantly from Asia. Imported casegoods and upholstered furniture together accounted for approximately 83% of our net sales in fiscal 2020, 84% of our net sales in fiscal 2019, and 87% of our net sales in fiscal 2018.

Our imported furniture business is subject to inherent risks in importing products manufactured abroad, including, but not limited to, supply disruptions and delays due to a variety of reasons, including due to the coronavirus (COVID-19) pandemic and possible similar health-related issues, currency exchange rate fluctuations, transportation-related issues, economic and political developments and instability, as well as the laws, policies and actions of foreign governments and the United States. These laws, policies and actions may include regulations affecting trade or the application of tariffs, much like the current U.S. administration’s imposition of an initial 10% tariff in September 2018 that increased to 25% in May 2019 on certain goods imported into the United States from China, including almost all furniture and furniture components manufactured in China during fiscal 2019 and 2020. In response to these tariffs, we began re-sourcing products from non-tariff countries, primarily Vietnam, and reduced our Chinese imports by about half by the end of fiscal 2020.

Because of the large number and diverse nature of the foreign suppliers from which we source our imported products, we have flexibility in the sourcing of products among any particular supplier or country. However, a disruption in our supply chain from a major supplier or from Vietnam or China in general, could significantly compromise our ability to fill customer orders for products manufactured at that factory or in that country. Supply disruptions and delays on selected items could occur for six months or longer. If we were to be unsuccessful in obtaining those products from other sources or at a comparable cost, then a disruption in our supply chain from a major furniture supplier, or from Vietnam or China in general, could decrease our sales, earnings and liquidity. In early fiscal 2021 because of plant closures in China due to COVID-19, many of our Chinese suppliers were closed or operating at reduced capacity and we experienced some out of stocks on better selling items. We offered and sold available goods on hand and in transit but were unable to fully mitigate the entire sales loss from these out-of-stocks. These suppliers were in the process of returning to full capacity when the COVID-19 crisis hit the U.S. Consequently, some of these supplier locations are closing temporarily or reducing capacity. We expect outages in select products as a result.

Given the sourcing capacity available in China, Vietnam and other low-cost producing countries, we currently believe the risks from these potential supply disruptions are manageable, however, we have limited insight into the extent to which our business could be further impacted by COVID-19 and there are many unknowns including, how long we will be impacted, the severity of the impacts and the probability of a recurrence of COVID-19 or similar regional or global pandemics. See Item 1A, “Risk Factors” for additional information on our risks related to imported products.

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

Raw Materials

Significant materials used in manufacturing our domestic upholstered furniture products include leather, fabric, foam, wooden and metal frames and electronic mechanisms. Most of the leather is imported from Italy, South America and China, and is purchased as full hides and cut and sewn in our facilities or is purchased as pre-cut and sewn kits processed by our vendors to our pattern specifications. We believe our sources for raw materials are adequate and that we are not dependent on any one supplier. However, we have seen some delays in some pre-cut and sewn kits imported from China as a result of COVID-19. Our five largest domestic upholstery suppliers accounted for 28% of our raw materials purchases for domestic upholstered furniture manufacturing operations in fiscal 2020. Should disruptions with this supplier occur, we believe we could successfully source these products from other suppliers without significant disruption to our operations.

Customers

Our home furnishings products are sold through a variety of retailers including independent furniture stores, department stores, mass merchants, national chains, warehouse clubs, catalog merchants, interior designers and e-commerce retailers. One customer accounted for approximately 11% of our consolidated sales in fiscal 2020. Our top five customers accounted for approximately 30% of our fiscal 2020 consolidated sales. The loss of any one or more of these customers would have a material adverse impact on our business. 1.6% of our sales in fiscal 2020 were to international customers, which we define as sales outside of the United States and Canada.

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

Working Capital Practices

Inventory: We generally import casegoods inventory and certain upholstery items in amounts that enable us to meet the delivery requirements of our customers, our internal in-stock goals and minimum purchase requirements from our sourcing partners. However, during fiscal 2019 and 2020 we accelerated the delivery and subsequently increased inventory levels of some imported products from China due to the threat of tariffs on those products and the threat of subsequent increased tariffs. However, a large percentage of products sold are not warehoused by us but ship directly to our customers and thus not included as inventory. We do not carry significant amounts of domestically produced upholstery inventory or hospitality products, as most of these products are built to order and are shipped shortly after their manufacture.

Accounts receivable: Substantially all of our trade accounts receivable are due from retailers and dealers that sell residential home furnishings or commercial purchasers of our hospitality and senior living products, which consist of a large number of entities with a broad geographic dispersion. We perform credit evaluations of our customers and generally do not require collateral. For qualified customers, we offer payment terms, generally requiring payment 30 days from shipment. However, we may offer extended payment terms in certain circumstances, including to promote sales of our product. Due to the COVID-19 crisis in the U.S. and the related decline in demand for home furnishings that began in the first quarter of fiscal 2021, some customers have informed us that they intend to take extended credit terms of 60-120 days. We purchase accounts receivable insurance on certain customers or factor their receivables if their risk profile warrants it and the insurance is available. Due to the highly-customized nature of our hospitality products, we typically require a 50% deposit with order, a 40% deposit before goods reach a U.S. port and the remaining 10% balance due within 30 days of the receipt of goods by the customer.

Accounts payable: Payment for our imported products warehoused first in Asia is due ten to fourteen days after our quality audit inspections are complete and the vendor invoice is presented. Payment for goods which are shipped to our US warehouses or container direct to our customers FOB Origin is generally due upon proof of lading onto a US-bound vessel and invoice presentation; however, payment terms, depending on the supplier, can stretch up to 45 days from invoice date. Payment terms for domestic raw materials and non-inventory related charges vary but are generally 30 days from invoice date.

Order Backlog

At February 2, 2020, our backlog of unshipped orders was as follows:

	Order Backlog
	(Dollars in 000s)

	February 2, 2020		February 3, 2019
Reporting Entity	Dollars	Weeks	Dollars	Weeks

Hooker Branded	$10,979	3.5	$11,259	3.3
Home Meridian	85,556	13.1	79,024	10.8
Domestic Upholstery	14,705	8.0	11,700	5.8
All Other	2,520	10.5	1,977	10.1

Consolidated	$113,760	9.7	$103,960	8.1

Order backlog increased $9.8 million or 9.4% as compared to the prior-year due to orders in the Home Meridian segment during the 2020 fiscal fourth quarter and due to the timing of orders received in the Domestic Upholstery segment for two major customers near the end of fiscal 2020.

For the Hooker Branded segment, Domestic Upholstery segment and All Other, we consider unshipped order backlogs to be one helpful indicator of sales for the upcoming 30-day period, but because of our relatively quick delivery and our cancellation policies (discussed under Warehousing and Distribution, above), we do not consider order backlogs to be a reliable indicator of expected long-term sales. We consider the Home Meridian segment’s backlog to be one helpful indicator of that segment’s sales for the upcoming 90-day period. Due to (i) Home Meridian’s sales volume, (ii) the average sales order sizes of its mass, club and mega account channels of distribution, (iii) the proprietary nature of many of its products and (iv) the project nature of its hospitality business, that segment’s average order sizes tend to be larger and consequently, its order backlog tends to be larger. However, due to the order and supply disruptions caused by COVID-19, a spike in order cancellations in early fiscal 2021 has decreased the usefulness of order backlog at February 2, 2020 as an indicator of future sales.

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

Employees

As of February 2, 2020, we had 1,251 full-time employees, of which 236 were employed in our Hooker Branded segment, 377 were employed in our Home Meridian segment, 630 were employed in our Domestic Upholstery segment and 8 were employed in All Other. None of our employees are represented by a labor union. We consider our relations with our employees to be good.

Patents and Trademarks

The Hooker Furniture, Bradington-Young, Sam Moore, Pulaski Furniture, Samuel Lawrence Furniture, Samuel Lawrence Hospitality, Room Gear, Right2Home, Home Meridian International, Prime Resources International, Accentrics Home, HMidea, Shenandoah, H Contract, Homeware and MARQ trade names represent many years of continued business.  We believe these trade names are well-recognized and associated with quality and service in the furniture industry.  We also own a number of patents and trademarks, both domestically and internationally, none of which is considered to be material.

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

Additional Information

You may visit us online at hookerfurniture.com, bradington-young.com, sammoore.com, homemeridian.com, pulaskifurniture.com, slh-co.com and hcontractfurniture.com. We make available, free of charge through our Hooker Furniture website, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, amendments to those reports, and other documents as soon as practical after they are filed with or furnished to the Securities and Exchange Commission. A free copy of our annual report on Form 10-K may also be obtained by contacting Earl Armstrong, Corporate Controller and Secretary at Earmstrong@hookerfurniture.com or by calling 276-632-2133.

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

We expect the impact of COVID-19 to adversely affect our sales, earnings, financial condition and liquidity.

The COVID-19 pandemic is a serious threat to health and economic wellbeing affecting our customers, our associates and our suppliers. Federal, state and local authorities have recommended social distancing and have imposed or are considering quarantine and isolation measures on large portions of the population, including mandatory business closures for all non-essential businesses in certain jurisdictions. As home furnishings purchases are largely postponable and most of our customer’s businesses are classified as non-essential, traffic to our customers’ stores and demand for our products have decreased and our sales have deteriorated, therefore we expect our earnings and liquidity to be negatively impacted as a result. COVID-19 also impacted and continues to impact our Asian supply chain, particularly as a result of mandatory shutdowns in locations where our products are manufactured, we have experienced out-of-stocks and lost sales as a result. Due to decreased demand and stay-at-home orders issued by the state government, our domestic manufacturing and warehouse associates are working fewer hours and most of our administrative associates are tele-commuting. However, we may be forced to close locations for reasons such as the health of our associates, because of disruptions in the continued operation of our domestic or Asian supply chain or due to further federal, state or local orders impacting our operations.

The extent of the impact of COVID-19 on our business and financial results will also depend on future developments, including the duration and spread of the outbreak within the markets in which we operate and the related impact on consumer confidence and spending, all of which are highly uncertain and ever-changing. The sweeping nature of the COVID-19 pandemic makes it extremely difficult to predict how our business and operations will be affected in the longer run. However, the likely overall economic impact of the pandemic is viewed as highly negative to the general economy. Any of the foregoing factors, or other cascading effects of the coronavirus pandemic, could materially increase our costs, negatively impact our sales and damage the company’s results of operations and its liquidity, possibly to a significant degree. The duration of any such impacts cannot be predicted.

We rely on offshore sourcing from Vietnam and China for most of our sales. Consequently:

■	Recently enacted tariffs and potential future increases in tariffs on manufactured goods imported from China could adversely affect our business.

Effective September 24, 2018, the current U.S. administration imposed a 10% tariff on certain goods imported into the United States from China, including all furniture and furniture components manufactured in China, which increased to 25% in May 2019. Inability to reduce product costs, pass through price increases or find other suitable manufacturing sources outside of China may have a material adverse impact on sales volume, earnings and liquidity. In addition, the tariffs, and our responses to the tariffs, may cause our products to become less competitive due to price increases or less profitable due to lower margins. Our inability to effectively manage the negative impacts of changing U.S. and foreign trade policies could adversely affect our business and financial results.

■	We are subject to changes in U.S. and foreign government regulations and in the political, social and economic climates of the countries from which we source our products.

Changes in political, economic and social conditions, as well as in the laws and regulations in the foreign countries from which we source our products could adversely affect our sales, earnings, financial condition and liquidity. These changes could make it more difficult to provide products and service to our customers or could increase the cost of those products. International trade regulations and policies of the United States and the countries from which we source finished products could adversely affect us. Imposition of trade sanctions relating to imports, taxes, import duties and other charges on imports affecting our products could increase our costs and decrease our earnings. For example, the U.S. Department of Commerce imposes tariffs on wooden bedroom furniture coming into the United States from China. In this case, none of the rates imposed have been of sufficient magnitude to alter our import strategy in any meaningful way; however, these and other tariffs are subject to review and could be increased or new tariffs implemented in the future.

■

A disruption in supply from Vietnam or China or from our most significant Vietnamese or Chinese suppliers could adversely affect our ability to timely fill customer orders for these products and decrease our sales, earnings and liquidity.

In fiscal 2020, imported products sourced from Vietnam and China accounted for nearly all of our import purchases and our top five suppliers in Vietnam and China account for approximately half of our fiscal 2020 import purchases. A disruption in our supply chain, or from Vietnam or China in general, could significantly impact our ability to fill customer orders for products manufactured in those countries. Our supply chain could be adversely impacted by the uncertainties of health concerns and governmental restrictions. In early 2020, the COVID-19 outbreak in China resulted in the temporary shutdown or reduced capacity of our vendors’ factories and significantly slowed the post-Chinese New Year production recovery. Consequently, we experienced some out-of-stocks, but we in some cases were able to provide substitutions out of inventory on hand, in-transit and from our domestic warehouses, but not enough to entirely mitigate the lost sales. Many of our vendors’ factories are back online and others have closed temporarily because of low demand due to the effects of COVID-19 in the U.S. and elsewhere. Consequently, we expect shortages of certain products. If such disruptions were to occur again, we believe that we would have sufficient inventory on hand and in transit to our U.S. warehouses in Virginia, North Carolina and California to adequately meet demand for several months or slightly longer with an additional month’s worth of demand available for immediate shipment from our warehouses in Asia. We believe we could, most likely at higher cost, source most of the products currently sourced in Vietnam or China from factories in other countries and could produce certain upholstered products domestically at our own factories. However, supply disruptions and delays on selected items could occur for six months or longer before the impact of remedial measures would be reflected in our results. Additionally, we have limited insight into how our supply chain could be further impacted by COVID-19 and there are many unknowns including how long we will be impacted, the severity of the impacts and the probability of a recurrence of COVID-19 or similar regional or global pandemics. If we were to be unsuccessful in obtaining those products from other sources or at comparable cost, a disruption in our supply chain from our largest import furniture suppliers, or from Vietnam or China in general, could adversely affect our sales, earnings, financial condition and liquidity.

■	Increased freight costs on imported products could decrease earnings and liquidity.

Ocean freight costs on imported products currently represent a significant portion of the cost of our imported products. Ocean freight rates on our imported products are affected by a myriad of factors including the global economy, petroleum prices and ocean freight carrier capacity. Increased ocean freight rates in the future would likely adversely affect earnings, financial condition and liquidity.

■	Our dependence on suppliers could, over time, adversely affect our ability to service customers.

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

In the past, inflation concerns, and to a lesser extent quality and supplier viability concerns, affecting some of our imported product suppliers located in China prompted us to source more of our products from lower cost suppliers located in other countries, such as Vietnam. As discussed above, during fiscal 2020 we transitioned a significant portion of our imported product purchases from China to Vietnam due to the imposition of tariffs on most furniture and component parts imported from China. As conditions dictate, we could be forced to make similar transitions in the future. When undertaken, transitions of this type involve significant planning and coordination by and between us and our new suppliers in these countries. Despite our best efforts and those of our new sourcing partners, these transition efforts are likely to result in longer lead times and shipping delays over the short term. Risks associated with product defects, including higher than expected costs associated with product quality and safety, and regulatory compliance costs related to the sale of consumer products and costs related to defective or non-compliant products, including product liability claims and costs to recall defective products. One or a combination of these issues could adversely affect our sales, earnings, financial condition and liquidity.

A disruption affecting our domestic facilities could disrupt our business.

The warehouses in which we store our inventory in Virginia, North Carolina and California are critical to our success. Our corporate and divisional headquarters, which house our administration, sourcing, sales, finance, merchandising, customer service and logistics functions for our imported and domestic products are located in Virginia and North Carolina. Our domestic upholstery manufacturing facilities are located in Virginia and North Carolina. Furniture manufacturing creates large amounts of highly flammable wood dust and utilizes other highly flammable materials such as varnishes and solvents in its manufacturing processes and is therefore subject to the risk of losses arising from explosions and fires. Additionally, our domestic operations have been negatively affected recently by COVID-19. We enacted business continuity plans and most administrative employees are telecommuting given recommendations for social distancing and stay-at-home orders from state and local governments. We instituted increased cleaning regimens and have instituted social distancing for manufacturing and warehousing associates. Additionally, due to the adverse effect on our sales, some domestic associates have been furloughed or laid off. Any disruption affecting our domestic facilities, for even a relatively short period of time, could adversely affect our ability to ship our furniture products and disrupt our business, which could adversely affect our sales, earnings, financial condition and liquidity.

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

A material part of our sales and accounts receivable are concentrated in a few customers. The loss of several large customers through business consolidations, failures or other reasons, including the adverse economic effects of the COVID-19 pandemic or similar events, could adversely affect our business.

One customer accounted for approximately 11% of our consolidated sales in fiscal 2020, our top five customers accounted for about 30% of our fiscal 2020 consolidated sales. 35% of our consolidated accounts receivable is concentrated in our top five customers. Should any one of these receivables become uncollectible, it would have an immediate and material adverse impact on our financial condition and liquidity. The loss of any one or more of these customers could adversely affect our sales, earnings, financial condition and liquidity. The loss of several of our major customers through business consolidations, failures or otherwise, could adversely affect our sales, earnings, financial condition and liquidity and the resulting loss in sales may be difficult or impossible to replace. Should the negative economic effects of COVID-19 persist or another similar event or events occur, the negative developments described in this paragraph would be more likely to occur. Amounts owed to us by a customer whose business fails, or is failing, may become uncollectible, and we could lose future sales, any of which could adversely affect our sales, earnings, financial condition and liquidity.

We may not be able to collect amounts owed to us.

We grant payment terms to most customers ranging from 30 to 60 days and do not generally require collateral. However, in some instances we provide longer payment terms. As a result of the COVID-19 pandemic, during the fiscal 2021 first quarter some customers have requested extended payment terms or informed us they will not pay amounts within agreed upon terms. We also purchase credit insurance on certain customers’ receivables and factor certain other customer accounts. Some of our customers have experienced, and may in the future experience, credit-related issues. Were the negative economic effects of COVID-19 to persist or a similar pandemic or another major, unexpected event with negative economic effects occur, we may not be able to collect amounts owed to us or such payment may only occur after significant delay. While we perform credit evaluations of our customers, those evaluations may not prevent uncollectible trade accounts receivable. Credit evaluations involve significant management diligence and judgment, especially in the current environment. We may be unable to obtain sufficient credit insurance on certain customers’ receivable balances. Should more customers than we anticipate experience liquidity issues, if payment is not received on a timely basis, or if a customer declares bankruptcy or closes stores, we may have difficulty collecting amounts owed to us by these customers, which could adversely affect our sales, earnings, financial condition and liquidity.

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

If our product offerings do not meet applicable safety standards or consumers' expectations regarding safety, we could experience decreased sales, increased costs and/or be exposed to legal and reputational risk. Events that give rise to actual, potential or perceived product safety concerns could expose us to regulatory enforcement action and/or private litigation. While we carry general and umbrella liability insurance for such events, settlements or jury awards could exceed our policy limits. Reputational damage caused by real or perceived product safety concerns or failure to prevail in private litigation against us could adversely affect our business, sales, earnings, financial condition and liquidity.

We incurred significant debt to provide permanent financing for recent acquisitions.

We currently owe $30.1 million on term loans for recent acquisitions. Principal and interest payments on the borrowed funds were $6.4 million in fiscal 2020. We are subject to interest rate volatility due to the variable interest rates on these term loans. Among other risks, our debt:

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

Additionally, all balances under these term loans are due and payable on February 1, 2021, the first day of fiscal 2022. We intend to refinance these loans during fiscal 2021. If we are unsuccessful in refinancing these loans, it would have a material adverse impact on our liquidity. If the negative economic effects of COVID-19 persist, it would likely have a material adverse effect on our sales, earnings and liquidity. Consequently, our credit rating may decrease and refinancing our debt may be more difficult and any new loans more costly.

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

At February 2, 2020, we had $103.3 million in net long-lived assets, consisting primarily of property, plant and equipment, trademarks, trade names and goodwill. Our goodwill, some trademarks and tradenames have indefinite useful lives and, consequently, are not subject to amortization for financial reporting purposes, but are tested for impairment annually or more frequently if events or circumstances indicate that the asset might be impaired. Our definite-lived assets consist of property, plant and equipment and certain intangible assets related to our recent acquisitions and are tested for impairment whenever events or circumstances indicate that the carrying amount of the asset may not be recoverable. The outcome of impairment testing could result in the write-down of all or a portion of the value of these assets. A write-down of our assets would, in turn, reduce our earnings and net worth. See Notes 9 and 10 for additional information.

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

The furniture industry is particularly sensitive to cyclical variations in the general economy and to uncertainty regarding future economic prospects, including the current and evolving negative economic effects of the COVID-19 pandemic. Home furnishings are generally considered a postponable purchase by most consumers. Economic downturns could affect consumer spending habits by decreasing the overall demand for home furnishings. Changes in interest rates, consumer confidence, new housing starts, existing home sales, the availability of consumer credit and broader national or geopolitical factors have particularly significant effects on our business. We have seen negative effects on all of these measures due to the COVID-19 pandemic. A recovery in our sales could lag significantly behind a general recovery in the economy after an economic downturn, due to, among other things, the postponable nature and relatively significant cost of home furnishings purchases. These events could also impact retailers, our primary customers, possibly adversely affecting our sales, earnings, financial condition and liquidity.

We may lose market share due to furniture retailers by-passing us and sourcing directly from non-U.S. furniture sources.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2.     PROPERTIES

Set forth below is information with respect to our principal properties at April 17, 2020. We believe all of these properties are well-maintained and in good condition. During fiscal 2020, we estimate our upholstery plants operated at approximately 78% of capacity on a one-shift basis. All our production facilities are equipped with automatic sprinkler systems. All facilities maintain modern fire and spark detection systems, which we believe are adequate. We have leased certain warehouse facilities for our distribution and import operations, typically on a short or medium-term basis. We expect that we will be able to renew or extend these leases or find alternative facilities to meet our warehousing and distribution needs at a reasonable cost. All facilities set forth below are active and operational, representing approximately 4.0 million square feet of owned space, leased space or properties utilized under third-party operating agreements.

Location	Segment Use	Primary Use	Approximate Size in Square Feet	Owned or Leased
Martinsville, Va.	All segments	Corporate Headquarters, Distribution, Manufacturing and Warehousing	1,489,766	Owned / Leased
High Point, N.C.	All segments	Office, Showroom and Warehouse	225,292	Leased
Madison / Mayodan, NC	HM	Warehouse	935,144	Leased
Redlands, CA.	HM	Warehouse	327,790	Leased
Bedford, Va.	DU	Manufacturing and Offices	327,000	Owned
Hickory, N.C.	DU	Manufacturing and Offices	166,000	Leased
Mt. Airy, N.C.	DU	Manufacturing and warehousing	104,150	Leased
Valdese, N.C.	DU	Manufacturing and warehousing	102,905	Leased
Cherryville, N.C.	DU	Manufacturing Supply Plant	53,000	Owned
Dongguan, China	HB, HM	Office, Warehouse and Distribution	213,426	Leased
Haining, China	HM	Office	1,690	Leased
Ho Chi Minh City, VN	HB, HM	Office, Warehouse and Distribution	57,893	Leased
Thu Dau Mot, VN	HB	Office	1,722	Leased

HB=Hooker Branded, HM=Home Meridian, DU=Domestic Upholstery

ITEM 3.     LEGAL PROCEEDINGS

None.

ITEM 4.     MINE SAFETY DISCLOSURES

None.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

Hooker Furniture’s executive officers and their ages as of April 17, 2020 and the calendar year each joined the Company are as follows:

Name	Age	Position	Year Joined Company
Paul B. Toms, Jr.	65	Chairman and Chief Executive Officer	1983
Paul A. Huckfeldt	62	Chief Financial Officer and	2004
		Senior Vice President - Finance and Accounting
Anne Jacobsen Smith	58	Chief Administration Officer	2008
D. Lee Boone	57	Co-President - Home Meridian Segment	2016
Jeremy R. Hoff	46	President - Hooker Legacy Brands	2017
Douglas Townsend	53	Co-President - Home Meridian Segment	2016

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

Anne Jacobsen Smith has been Chief Administration Officer since July 2018. Ms. Smith served as Senior Vice President – Administration from January 2014 to June 2018, Vice President- HR and Administration from January 2011 to January 2014 and Vice President-Human Resources from November 2008 to January 2011. Ms. Smith joined the Company in January of 2008 as Director of Human Resources.

D. Lee Boone has been Co-President of the Home Meridian Segment since June 2018. Mr. Boone joined the Company upon the acquisition of Home Meridian’s assets by the Company in February 2016 as President of Samuel Lawrence Furniture, a division of Home Meridian International. Prior to that, Mr. Boone served as President of Legacy Classic Furniture from 2006 to 2012.

Jeremy R. Hoff has been President of Hooker Legacy Brands since February 2020. Mr. Hoff served as President of the Hooker Branded Segment from April 2018 to January 2020. Mr. Hoff joined the Company in August of 2017 as President of Hooker Upholstery. Prior to that, Mr. Hoff served as President of Theodore Alexander USA from December 2015 to August 2017 and Senior Vice President of sales at A.R.T. Furniture Inc. from April 2015 to November 2015 and Vice-President of Sales from March 2011 to April 2015.

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

Hooker Furniture Corporation

Part II

ITEM 5.          MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our stock is traded on the NASDAQ Global Select Market under the symbol “HOFT”. As of February 2, 2020, we had approximately 7,000 beneficial shareholders. We currently expect that future regular quarterly dividends will be declared and paid in the months of March, June, September and December. Although we presently intend to continue to declare regular cash dividends on a quarterly basis for the foreseeable future, the determination as to the payment and the amount of any future dividends will be made by the Board of Directors on a quarterly basis and will depend on our then-current financial condition, capital requirements, results of operations and any other factors then deemed relevant by the Board of Directors.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

During the fiscal 2013 first quarter, our Board of Directors authorized the repurchase of up to $12.5 million of the Company’s common shares. No shares have been repurchased since fiscal 2013. Approximately $11.8 million remained available under the board’s authorization as of February 2, 2020. In April 2020 (fiscal 2021), our Board of Directors terminated this repurchase authorization after several years of inactivity. For additional information regarding this repurchase authorization, see the “Share Repurchase Authorization” section in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Performance Graph

The following graph compares cumulative total shareholder return for the Company with a broad performance indicator, the Russell 2000® Index, and a published industry index, the Household Furniture Index, for the period from February 1, 2015 to February 2, 2020.

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

(3)

Household Furniture Index as prepared by Zacks Investment Research, Inc. consists of companies under Standard Industrial Classification (SIC) Codes 2510 and 2511, which includes home furnishings companies that are publicly traded in the United States or Canada.  At February 2, 2020, Zacks Investment Research, Inc. reported that these two SIC Codes consisted of Nova Lifestyle, Inc., La-Z-Boy, Inc., Leggett & Platt, Inc., Flexsteel Industries, Inc., Hooker Furniture Corporation, Sleep Number Corp., Kimball International, Inc., Luvu Brands, Inc., Tempur Sealy International, Inc., Compass Diversified Holdings, Natuzzi Spa, Purple Innovation, Inc., Bassett Furniture Industries, Inc., Ethan Allen Interiors, Inc., Horrison Resources, Inc., The Rowe Companies, and Dorel Industries.

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

	Fiscal Year Ended (1)
	February 2,	February 3,	January 28,	January 29,	January 31,
	2020	2019	2018	2017	2016
	(In thousands, except per share data)
Income Statement Data:
Net sales	$610,824	$683,501	$620,632	$577,219	$246,999
Cost of sales	496,866	536,014	485,815	451,098	178,311
Casualty loss (2)	-	500	-	-	-
Gross profit	113,958	146,987	134,817	126,121	68,688
Selling and administrative expenses (3)	88,867	91,928	87,279	83,186	43,959
Intangible asset amortization (4)	2,384	2,384	2,084	3,134	-
Operating income (3)	22,707	52,675	45,454	39,801	24,729
Other income (expense), net (3)	458	369	1,566	349	(206)
Interest Expense, net	1,238	1,454	1,248	954	64
Income before income taxes	21,927	51,590	45,772	39,196	24,459
Income taxes	4,844	11,717	17,522	13,909	8,274
Net income	17,083	39,873	28,250	25,287	16,185

Per Share Data:
Basic earnings per share	$1.44	$3.38	$2.42	$2.19	$1.50
Diluted earnings per share	$1.44	$3.38	$2.42	$2.18	$1.49
Cash dividends per share	0.61	0.57	0.50	0.42	0.40
Net book value per share (5)	23.25	22.37	19.53	17.16	14.46
Weighted average shares outstanding (basic) (6)	11,784	11,759	11,633	11,531	10,779

Balance Sheet Data:
Cash and cash equivalents	$36,031	$11,435	$30,915	$39,792	$53,922
Trade accounts receivable	87,653	112,557	92,803	92,578	28,176
Inventories	92,813	105,204	84,459	75,303	43,713
Working capital	171,838	170,516	153,162	147,856	111,462
Total assets	393,708	369,716	350,058	318,696	181,653
Long-term debt (including current maturities) (7)	30,138	35,508	53,425	47,710	-
Shareholders' equity	274,121	263,176	229,460	197,927	156,061

(1)	Our fiscal years end on the Sunday closest to January 31. The fiscal years presented above all had 52 weeks, except for the prior fiscal year ended February 3, 2019, which had 53 weeks.

(2)	Represents the insurance deductible for a casualty loss experienced at one of our Hooker Branded segment facilities in fiscal 2019.

(3)

Amounts for fiscal 2018, 2017 and 2016 have been adjusted to reflect the reclassifications from Selling and administrative expenses (“S&A”) to Other income (expense), net of certain benefits costs as a result of adopting ASU 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. This accounting standard requires bifurcation of net benefit cost such that all benefit costs except service cost are reported outside of operating costs. Amounts reclassified from S&A to Other income (expense), net were ($30,000), $581,000 and $467,000 for fiscal 2018, 2017 and 2016, respectively.

(4)

Represents amortization expense on acquisition-related intangibles. The Home Meridian acquisition occurred on February 1, 2016 and the Shenandoah acquisition occurred on September 29, 2017.See note 10 for additional information on our intangible assets.

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

■

The company-specific risks found in Item 1A. “Risk Factors” of this report. This section contains critical information regarding significant risks and uncertainties that we face. If any of these risks materialize, our business, financial condition and future prospects could be adversely impacted; and

■

Our commitments and contractual obligations and off-balance sheet arrangements described on page 35-36 and in Note 19 on page F-39 of this report. These sections describe commitments, contractual obligations and off-balance sheet arrangements, some of which are not reflected in our consolidated financial statements.

In Management’s Discussion and Analysis, we analyze and explain the annual changes in some specific line items in the consolidated financial statements for fiscal 2020 compared to fiscal 2019 and for fiscal 2019 compared to fiscal 2018. We also provide information regarding the performance of each of our operating segments and All Other.

Unless otherwise indicated, references to the “Company”, "we," "our" or "us" refer to Hooker Furniture Corporation and its consolidated subsidiaries, unless specifically referring to segment information. All references to the “Hooker”, “Hooker Division”, “Hooker Legacy Brands” or “traditional Hooker” divisions or companies refer to the current components of our Hooker Branded segment, the Domestic Upholstery segment including Bradington-Young, Sam Moore and Shenandoah Furniture, and All Other which includes H Contract and Lifestyle Brands.

References to the “Shenandoah acquisition” refer to our acquisition of substantially all of the assets of Shenandoah Furniture, Inc. on September 29, 2017.

Furniture sales account for all of our net sales. For financial reporting purposes, we are organized into three reportable segments- Hooker Branded, Home Meridian and Domestic Upholstery, with our other businesses included in All Other. We continually monitor our reportable segments for changes in facts and circumstances to determine whether changes in the identification or aggregation of operating segments are necessary. In the fourth quarter of fiscal 2020, we updated our reportable segments as follows: Domestic upholstery producers Bradington-Young, Sam Moore and Shenandoah Furniture were moved from All Other and aggregated into a new reportable segment called “Domestic Upholstery.” All Other now consists of H Contract and Lifestyle Brands. Lifestyle Brands is a business in its start-up phase targeted at the interior designer channel. The Hooker Branded and Home Meridian segments were unchanged. Fiscal 2020, 2019 and 2018 results discussed below have been recast based on the re-composition of our operating segments during the 2020 fourth quarter. See Note 18 to our consolidated financial statements for additional financial information regarding our segments.

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

Executive Summary- Fiscal 2020 Results of Operations

Consolidated net sales for fiscal 2020 decreased by 10.6% or $72.7 million as compared to fiscal 2019, from $683.5 million to $610.8 million due primarily to $47.2 million or 12.2% sales decreases in the Home Meridian segment, and to a lesser extent in the Hooker Branded segment and Domestic Upholstery of $16.7 million and $10.9 million decreases respectively, partially offset by $2.1 million net sales increase in All Other. Sales volume loss in all three segments as well as one week less of sales compared to fiscal 2019 led to the net sales decreases. The shorter fiscal year accounted for approximately 18% of the 10% net sales decline.

Consolidated net income for fiscal 2020 decreased by $22.8 million or 57.2% as compared to the prior year, due to lower earnings on sales decline.

As discussed in greater detail under “Results of Operations” below, the following are the primary factors that affected our consolidated fiscal 2020 operations:

■

Gross profit. Consolidated gross profit decreased in absolute terms and as a percentage of net sales due primarily to decreased gross profit in the Home Meridian segment and to a lesser extent in the Hooker Branded segment as the result of lower net sales and higher product costs in both segments as well as increased customer chargebacks and inventory storage and handling costs in our Home Meridian segment. Domestic Upholstery segment gross profit decreased in absolute terms but increased as a percentage of net sales. Consolidated gross profit decrease was partially offset by increased gross profit in All Other and the absence of $500,000 casualty loss related to the damage caused by torrential rains at one of our warehouse facilities recorded in the fiscal 2019.

■

Selling and administrative expenses. Consolidated selling and administrative (S&A) expenses decreased in absolute terms due to decreased selling expenses and compensation costs resulting from lower net sales and profitability in all three segments, partially offset by increased salaries and wages in the Home Meridian segment incurred during the sourcing transition in Asia and increased selling expenses in All Other on higher net sales. S&A expenses increased as a percentage of net sales due to lower sales.

■	Intangible asset amortization expense. Consolidated intangible amortization expense on the Home Meridian and Shenandoah acquisition-related intangible assets was unchanged compared to fiscal 2019.

■

Operating income. In fiscal 2020, consolidated operating income decreased by $30.0 million as compared to fiscal 2019, from $52.7 million to $22.7 million, or from 7.7% to 3.7% as a percentage of net sales due to the factors discussed above and in greater detail in the analysis below.

Review

Fiscal 2020 marked a difficult year in our 95-year history. Sales were soft going into fiscal 2020 (which began on February 4, 2019) due to a stock-market downturn in late 2018 and a 35-day US government shutdown which lasted until January 2019. These soft sales were exacerbated by the fact that many of our customers were already in an over-inventoried position in an effort to get ahead of the threatened increase in tariffs on January 1, 2019. Tariffs on finished goods and component parts imported from China created a chain reaction of higher product costs, higher selling prices to our customers, inventory disruptions and the increased costs and management resources needed to shift production to factories in non-tariff countries. Also in late 2018, we encountered an unexpected quality issue with the Home Meridian segment’s largest customer which had an adverse impact on sales and earnings for much of fiscal 2020.

Hooker Branded segment net sales decreased by $16.7 million or 9.4% in fiscal 2020, due to a net sales decrease in the Hooker Casegoods division while partially offset by a moderate net sales increase in the Hooker Upholstery division. We increased prices by about 10% on products imported from China to help offset the 25% tariff which was enacted in May 2019 as well as higher freight costs. However, reduced incoming orders and lower sales volume driven by lower consumer demand and softness in home furnishings sales at retail diminished the effect of pricing adjustment and led to a 11% net sales decrease in the Hooker Casegoods division. In an effort to grow sales and support our traditional business as well as our competence in advantaged distribution channels, we continued to bring new introductions and expanded some of our best-selling collections. Given the soft sales in the Hooker Branded segment, we were relatively pleased to maintain Hooker Casegoods profitability close to the same level as compared to prior year. Hooker Upholstery division had a low single-digit net sales increase due to broader and well-received product offerings which led to a 9% increase of incoming orders, as well as favorable product mix with more higher-priced sofas and sectionals sold.

Home Meridian segment net sales decreased by $47.2 million or 12.2% in fiscal 2020. The sales decline with one single major customer represented nearly 80% of the Home Meridian segment’s sales decrease, along with about $4 million in unexpected chargebacks from the same customer. Sales declines with traditional furniture chains represented the remaining sales decrease. Profitability was impacted by the sales decline as well as a write-down of excess inventory, related to the quality issue, to market value (a $1 million charge) and higher demurrage and warehousing costs to store surplus inventory. The segment was more impacted by the imposition of tariffs, with an approximately $7 million negative impact to its gross margin. The majority of Home Meridian’s sales are shipped from our Asian manufacturing partners directly to our retailers rather than stocked in our US warehouses. This fact prevented us from building inventory levels before the 25% tariff became effective. Additionally, due to their size and the price points at which they operate, many of the Home Meridian segment’s customers are more sensitive to price and we were not able to recover enough of the excess tariffs by raising prices.

On a more positive note, Home Meridian’s hospitality and e-commerce sales continued to grow. Samuel Lawrence Hospitality’s (“SLH”) net sales increased over 40% in fiscal 2020. However, excess tariffs and higher freight costs adversely impacted its profitability in this year. Samuel Lawrence Furniture (“SLF”) implemented a mixing warehouse program in Vietnam and offered more options for sourcing products. Its incoming orders increased 9.7% in the fourth quarter of fiscal 2020 and finished the year with backlog 25% higher than prior year end. Prime Resources International (“PRI”) had a difficult year with the majority of Home Meridian’s operating loss coming from this division. Consequently, new division leadership is in the process of rebuilding PRI’s business. Its incoming orders picked up by $3 million in January and it finished the year with backlog 5.5% higher than prior year end. Additionally, Home Meridian has also launched a new division, HMidea, which offers better-quality, ready-to-assemble furniture to mass marketers and e-commerce customers. About $500,000 in start-up costs were incurred for HMidea during the year. These costs were partially offset by a $520,000 gain on the settlement of our pension plan in the third quarter of fiscal 2020, recorded in other income.

Domestic Upholstery segment net sales decreased by $10.9 million or 10.2% due to sales decline in all three domestic upholstery manufacturing divisions driven by decreased unit volume. Bradington-Young and Sam Moore experienced reduced incoming orders throughout fiscal 2020, while Shenandoah’s incoming orders picked up in the fourth quarter and finished the year with backlog nearly 40% higher than prior year end. Our domestic manufacturing divisions benefitted from lower material costs, lower employee benefits expense, and cost reductions implemented by management. However, favorable material costs have leveled out and we do not expect additional decreases in the near future. These positives were partially offset by higher direct labor costs and operating inefficiencies due to lower production volume. Despite decreased net sales, Domestic Upholstery segment reported a solid operating income margin of 6.9% for fiscal 2020, compared to 7.1% in the prior year.

All Other reported $2.1 million or 20.7% net sales increase due to strong sales in the H Contract division. H Contract incoming orders increased approximately 15% in fiscal 2020 and finished the year with backlog 28% higher than the prior year end. Growing business in the senior living facilities and contract markets, broader product offerings and favorable product mix with heavier weighting of imported casegoods significantly improved H Contract net sales and profitability.

Despite the imposition of 25% tariffs on goods imported from China and soft retail demand that continued through the year, we were pleased that our Hooker Branded segment, Domestic Upholstery segment and All Other all reported solid operating income to mitigate the $7.2 million operating loss in the Home Meridian segment. Although our overall results were down significantly, some business units showed improvement, or flat performance, which helped mitigate particularly poor performance in other business units.

Our cash and cash equivalents increased approximately $25 million to $36 million as of February 2, 2020 principally due to the collection of accounts receivable and reduced inventory levels for lower than expected sales. Despite disappointing operating results in fiscal 2020, we generated $41.4 million in cash from operating activities and $1.4 million from proceeds received on a note receivable from the sale of a former distribution facility. In addition, in the third quarter of fiscal 2020, our Board of Directors approved the increase of our quarterly dividend to $0.16 per share, an increase of 6.7% or $0.01 per share, for a total of $0.61 per share or about $7.2 million paid in fiscal 2020, an increase of 7.0% or $0.04 per share, compared to the prior year. We also paid $6.4 million in term loan principal and interest and $5.1 million for capital expenditures to expand our manufacturing facilities.

Our total assets and liabilities as of February 2, 2020 each increased approximately $40 million due to the adoption of Topic 842, Leases on the first day of the current fiscal year. With an aggregate $25.7 million available under our Existing Revolver to fund working capital, strategic inventory management and cautious capital expenditures, we are confident in our current financial condition. We believe we have financial resources to weather the expected short-term impacts of COVID-19; however, we have limited insight into the extent to which our business may be impacted by COVID-19, and there are many unknowns including how long and how severely we’ll be impacted. An extended and severe impact may materially and adversely affect our sales, earnings and liquidity.

Results of Operations

The following table sets forth the percentage relationship to net sales of certain items for the annual periods included in the consolidated statements of income:

	Fifty-two	Fifty-three	Fifty-two
	weeks ended	weeks ended	weeks ended
	February 2,	February 3,	January 28,
	2020	2019	2018
Net sales	100.0%	100.0%	100.0%
Cost of sales	81.3	78.5	78.3
Gross profit	18.7	21.5	21.7
Selling and administrative expenses	14.5	13.4	14.1
Intangible asset amortization	0.4	0.3	0.3
Operating income	3.7	7.7	7.3
Other income (expense), net	0.1	0.1	0.3
Interest expense, net	0.2	0.2	0.2
Income before income taxes	3.6	7.5	7.4
Income taxes	0.8	1.7	2.8
Net income	2.8	5.8	4.6

Fiscal 2020 Compared to Fiscal 2019

Fiscal 2020 and 2019 results have been recast based on the re-composition of our operating segments during the fiscal 2020 fourth quarter.

Net Sales

	Fifty-two weeks ended		Fifty-three weeks ended
	February 2, 2020		February 3, 2019		$ Change	% Change
		% Net Sales		% Net Sales
Hooker Branded	$161,990	26.4%	$178,710	26.2%	$(16,720)	-9.4%
Home Meridian	340,630	55.8%	387,825	56.7%	(47,195)	-12.2%
Domestic Upholstery	95,670	15.7%	106,580	15.6%	(10,910)	-10.2%
All Other	12,534	2.1%	10,386	1.5%	2,148	20.7%
Consolidated	$610,824	100%	$683,501	100%	$(72,677)	-10.6%

Unit Volume and Average Selling Price (“ASP”)

Unit Volume	FY20 % Increase/ -Decrease vs. FY19	Average Selling Price	FY20 % Increase/ -Decrease vs. FY19

Hooker Branded	-16.6%	Hooker Branded	9.7%
Home Meridian	-12.2%	Home Meridian	-1.9%
Domestic Upholstery	-13.8%	Domestic Upholstery	3.8%
All Other	14.9%	All Other	2.8%
Consolidated	-12.7%	Consolidated	1.3%

Consolidated net sales decreased $72.7 million or 10.6% compared to fiscal 2019 due primarily to $47.2 million or 12.2% net sales decrease in the Home Meridian segment, and to a lesser extent the decreases in the Hooker Branded segment and Domestic Upholstery, partially offset by a net sales increase in All Other. Fiscal 2020 had 52 weeks while fiscal 2019 had 53 weeks. The additional week in fiscal 2019 contributed approximately $13.4 million to consolidated net sales based on the average net sales per shipping day in the table below.

■

Hooker Branded segment net sales decreased $16.7 million or 9.4% due to decreased net sales in the Hooker Casegoods division, partially offset by a single-digit net sales increase in the Hooker Upholstery division. Decreased unit volume was attributable to lower incoming orders due to the soft retail environment. ASP increased due to price increases and lower discounting in response to the imposition of tariffs on goods imported from China and higher freight costs, as well as increased sales of higher-priced products at Hooker Upholstery. Net sales were negatively impacted by higher than expected quality, sales and advertising allowances.

■

Home Meridian segment net sales decreased $47.2 million or 12.2% driven by sales volume loss with one major customer and with traditional furniture chains, as well as higher than expected chargebacks from the same major customer, partially offset by continued net sales growth in the Samuel Lawrence Hospitality business and the absence of a large quality-related return in the fourth quarter of fiscal 2019. ASP decreased due to customer mix in the traditional channels.

■

Domestic Upholstery net sales decreased $10.9 million or 10.2% due to unit volume loss in all three domestic upholstery manufacturing divisions as the result of continued low incoming orders through fiscal 2020. ASP increased in all three divisions, especially with increased sales of higher-priced Bradington-Young and Shenandoah products, however, it was not sufficient to mitigate the volume loss.

■	All Other net sales increased $2.1 million or 20.7% due to a double-digit net sales increase at H Contract.

Because we report on a fiscal year that ends on the Sunday closest to January 31st of each year, the 2019 fiscal year was one week longer than the comparable 2020 fiscal year. The following table presents average net sales per shipping day in thousands for the 2020 and 2019 fiscal years:

	Average Net Sales Per Shipping Day
	Fifty-two weeks ended	Fifty-three weeks ended	%
	February 2, 2020	February 3, 2019	Change
Hooker Branded	$645	$698	-7.6%
Home Meridian	1,357	1,515	-10.4%
Domestic Upholstery	381	416	-8.4%
All Other	50	41	22.0%
Consolidated	$2,433	$2,670	-8.9%

Shipping Days	251	256

Gross Profit

	Fifty-two weeks ended		Fifty-three weeks ended
	February 2, 2020		February 3, 2019		$ Change	% Change
		% Segment Net Sales		% Segment Net Sales
Hooker Branded	$51,462	31.8%	$58,122	32.5%	$(6,660)	-11.5%
Home Meridian	36,936	10.8%	62,850	16.2%	(25,914)	-41.2%
Domestic Upholstery	21,120	22.1%	22,503	21.1%	(1,383)	-6.1%
All Other	4,440	35.4%	3,512	33.8%	928	26.4%
Consolidated	$113,958	18.7%	$146,987	21.5%	$(33,029)	-22.5%

Consolidated gross profit decreased in absolute terms by $33.0 million and decreased as a percentage of net sales from 21.5% to 18.7% as compared to fiscal 2019.

■

Hooker Branded segment gross profit decreased both in absolute terms and as a percentage of net sales due to lower net sales and increased product costs, which were attributable to excess tariffs and higher freight costs, partially offset by price increases which helped mitigate the tariff impact as well as the absence of a $500,000 casualty loss we recognized in fiscal 2019.

■

Home Meridian segment gross profit decreased both in absolute terms and as a percentage of net sales due primarily to net sales decline and increased product costs and was exacerbated by higher quality-related expenses. Excess tariff costs and write-down of inventory with quality issues to market price had nearly $12 million adverse impact to gross profit. Increased warehousing and distribution costs to handle the inventory related to quality issues and higher freight costs incurred in hospitality projects also negatively impacted gross margin.

■

Domestic Upholstery segment gross profit decreased in absolute terms driven by lower net sales but increased as a percentage of net sales. Bradington Young and Shenandoah reported improved gross profit as a percentage of net sales, while Sam Moore gross profit stayed essentially flat as a percentage of its net sales. Our domestic upholstery manufacturing divisions gross margin benefitted from lower material costs and decreased benefits expenses due to lower medical claims, while negatively impacted by labor and manufacturing inefficiencies due to reduced production volume and sales of obsolete inventory.

■	Although a small part of our business, All Other contributed nearly $1.0 million increase to consolidated gross profit, which was attributable to strong sales and favorable product mix at H Contract.

Selling and Administrative Expenses

	Fifty-two weeks ended		Fifty-three weeks ended
	February 2, 2020		February 3, 2019		$ Change	% Change
		% Segment Net Sales		% Segment Net Sales
Hooker Branded	$29,949	18.5%	$32,854	18.4%	$(2,905)	-8.8%
Home Meridian	42,771	12.6%	42,688	11.0%	83	0.2%
Domestic Upholstery	13,433	14.0%	13,845	13.0%	(412)	-3.0%
All Other	2,714	21.7%	2,541	24.5%	173	6.8%
Consolidated	$88,867	14.5%	$91,928	13.4%	$(3,061)	-3.3%

Consolidated selling and administrative expenses decreased in absolute terms but increased as a percentage of net sales in fiscal 2020.

■

Hooker Branded segment S&A expenses decreased in absolute terms due principally to decreased selling expenses and compensation costs as the result of lower net sales and profitability, decreased benefits expense due to lower employee medical costs and a gain on company-owned life insurance, and the recognition of a deferred gain related to the sale of a former distribution facility which we had owner-financed and was paid off during the first quarter. These decreases were partially offset by higher salaries and wages due to increased headcount and the absence of a $1.0 million life insurance gain recorded in fiscal 2019. Hooker Branded segment S&A expenses stayed essentially flat as a percentage of net sales due to lower net sales.

■

Home Meridian segment S&A expenses stayed flat in absolute terms and increased as a percentage of net sales. Increased labor costs related to the sourcing transition in Asia and the start-up costs for the new HMidea division were nearly offset by decreased selling expenses and compensation costs as the result of lower net sales and profitability as well as lower employee benefits expense. Home Meridian segment S&A expenses increased as a percentage of net sales due to lower net sales and higher S&A expenses.

■

Domestic Upholstery segment expenses decreased in absolute terms driven by lower selling expense and compensation costs due to lower net sales and earnings, as well as better spending control, partially offset by higher salaries and wages, and higher benefits expenses due to medical claims. Domestic Upholstery S&A expenses increased as a percentage of net sales due to lower net sales.

■

All Other S&A expenses increased in absolute terms due to higher selling expense as the result of increased H Contract net sales and earnings, and increased advertising supplies expenses to support the launch of Lifestyle Brands.

Intangible Asset Amortization

	Fifty-two Weeks Ended		Fifty-three Weeks Ended
	February 2, 2020		February 3, 2019		$ Change	% Change
		% Net Sales		% Net Sales
Intangible asset amortization	$2,384	0.4%	$2,384	0.3%	$-	0.0%

Intangible asset amortization expense was unchanged compared to the prior year period. See Note 10. Intangible Assets and Goodwill for additional information about our amortizable intangible assets.

Operating Income

	Fifty-two weeks ended		Fifty-three weeks ended
	February 2, 2020		February 3, 2019		$ Change	% Change
		% Segment Net Sales		% Segment Net Sales
Hooker Branded	$21,512	13.3%	$25,269	14.1%	$(3,757)	-14.9%
Home Meridian	(7,169)	-2.1%	18,828	4.9%	(25,997)	-138.1%
Domestic Upholstery	6,637	6.9%	7,607	7.1%	(970)	-12.8%
All Other	1,727	13.8%	971	9.4%	756	77.9%
Consolidated	$22,707	3.7%	$52,675	7.7%	$(29,968)	-56.9%

Operating profitability decreased both in absolute terms and as a percentage of net sales in fiscal 2020 compared to the same prior-year period due to the factors discussed above.

Interest Expense, net

	Fifty-two Weeks Ended		Fifty-three Weeks Ended
	February 2, 2020		February 3, 2019		$ Change	% Change
		% Net Sales		% Net Sales
Interest expense, net	$1,238	0.2%	$1,454	0.2%	$(216)	-14.9%

Consolidated interest expense in fiscal 2020 decreased due to lower balances on our term loans.

Income Taxes

	Fifty-two weeks ended		Fifty-three weeks ended
	February 2, 2020		February 3, 2019		$ Change	% Change
		% Net Sales		% Net Sales
Consolidated income tax expense	$4,844	0.8%	$11,717	1.7%	$(6,873)	-58.7%

Effective Tax Rate	22.1%		22.7%

We recorded income tax expense of $4.8 million for fiscal 2020 compared to $11.7 million for the same prior year period. The effective tax rates for the fiscal 2020 and 2019 were 22.1% and 22.7%, respectively. Our effective tax rate was lower in fiscal 2020 due primarily to decreased state income taxes. We adopted ASU 2014-09 and ASU 2018-02 in the first quarter of fiscal 2019. The adoptions resulted in the reclassification of $120,000 from federal tax payable and $111,000 from Accumulated Other Comprehensive Income, both to retained earnings. See Note 17 “Income Taxes” for additional information about our income taxes.

Net Income and Earnings Per Share

	Fifty-two weeks ended		Fifty-three weeks ended
	February 2, 2020		February 3, 2019		$ Change	% Change
Net Income		% Net Sales		% Net Sales
Consolidated	$17,083	2.8%	$39,873	5.8%	$(22,790)	-57.2%

Diluted earnings per share	$1.44		$3.38

Fiscal 2019 Compared to Fiscal 2018

The Shenandoah acquisition closed during the third quarter of fiscal 2018. Consequently, Domestic Upholstery segment’s fiscal 2018 results only included four-months of Shenandoah’s results beginning on September 29, 2017 through the end of our fiscal 2018 which ended on January 28, 2018.

Fiscal 2019 and 2018 results have been recast based on the re-composition of our operating segments during the fiscal 2020 fourth quarter.

Net Sales

	Fifty-three weeks ended		Fifty-two weeks ended
	February 3, 2019		January 28, 2018		$ Change	% Change
		% Net Sales		% Net Sales
Hooker Branded	$178,710	26.2%	$166,754	26.9%	$11,956	7.2%
Home Meridian	387,825	56.7%	365,472	58.9%	22,353	6.1%
Domestic Upholstery	106,580	15.6%	78,392	12.6%	28,188	36.0%
All Other	10,386	1.5%	10,014	1.6%	372	3.7%
Consolidated	$683,501	100.0%	$620,632	100.0%	$62,869	10.1%

Unit Volume and Average Selling Price (“ASP”)

Unit Volume	FY19 % Increase/ -Decrease vs. FY18	Average Selling Price	FY19 % Increase/ -Decrease vs. FY18

Hooker Branded	6.5%	Hooker Branded	0.2%
Home Meridian	3.5%	Home Meridian	3.7%
Domestic Upholstery	-3.8%	Domestic Upholstery	6.1%
All Other	-5.0%	All Other	10.7%
Consolidated	3.5%	Consolidated	2.9%

*Shenandoah is excluded from Domestic Upholstery segment in the Unit Volume and ASP tables above since only four months of its results was included in fiscal 2018. Consequently, we believe including its fiscal 2019 results would skew the segment’s results and reduce the usefulness of the table above.

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

■

Domestic Upholstery segment net sales increased $28.2 million or 36.0% compared to fiscal 2018. Most of the increase was attributable to a full year of Shenandoah’s net sales being included in fiscal 2019 (as compared to only four months in the prior year) and to a lesser extent, strong sales at Bradington-Young, partially offset by a sales decrease at Sam Moore. ASP increased due to increased sales of higher-priced Bradington-Young luxury motion products. Domestic Upholstery’s unit volume decreased due to the volume decline at Sam Moore.

■

All Other net sales increased due primarily to an upper single digit net sales increase at H Contract. Decreased unit volume and higher ASP was attributable to the absence of Homeware closeout in 2018.

Because we report on a fiscal year that ends on the Sunday closest to January 31st of each year, the 2019 fiscal year was one week longer than the comparable 2018 fiscal year. The following table presents average net sales per shipping day in thousands for the 2019 and 2018 fiscal years:

	Average Net Sales Per Shipping Day
	Fifty-three weeks ended	Fifty-two weeks ended	%
	February 3, 2019	January 28, 2018	Change
Hooker Branded	$698	$664	5.1%
Home Meridian	1,515	1,456	4.0%
Domestic Upholstery	416	312	33.3%
All Other	41	40	2.5%
Consolidated	$2,670	$2,472	8.0%

Shipping Days	256	251

Gross Profit

	Fifty-three weeks ended		Fifty-two weeks ended
	February 3, 2019		January 28, 2018		$ Change	% Change
		% Segment Net Sales		% Segment Net Sales
Hooker Branded	$58,122	32.5%	$53,007	31.8%	$5,115	9.6%
Home Meridian	62,850	16.2%	62,325	17.1%	525	0.8%
Domestic Upholstery	22,503	21.1%	16,228	20.7%	6,275	38.7%
All Other	3,512	33.8%	3,257	32.5%	255	7.8%
Consolidated	$146,987	21.5%	$134,817	21.7%	$12,170	9.0%

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

■

Domestic Upholstery segment gross profit increased in absolute terms and as a percentage of net sales primarily due to the addition of a full year of Shenandoah’s results in fiscal 2019, and to a lesser extent solid gross profit increase at Bradington Young due to strong sales in this division, as well as moderately lower direct labor and material costs. Despite a sales decline at Sam Moore, its gross profit stayed essentially flat in absolute terms and increased as a percentage of net sales.

■	All Other gross profit increased in absolute terms and as a percentage of net sales due to increased gross profit at H Contract and the absence of Homeware closeout sales at lower margin in 2018.

Selling and Administrative Expenses

	Fifty-three weeks ended		Fifty-two weeks ended
	February 3, 2019		January 28, 2018		$ Change	% Change
		% Segment Net Sales		% Segment Net Sales
Hooker Branded	$32,854	18.4%	$30,868	18.5%	$1,986	6.4%
Home Meridian	42,688	11.0%	43,164	11.8%	(476)	-1.1%
Domestic Upholstery	13,845	13.0%	11,015	14.1%	2,830	25.7%
All Other	2,541	24.5%	2,232	22.3%	309	13.8%
Consolidated	$91,928	13.4%	$87,279	14.1%	$4,649	5.3%

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

■

Domestic Upholstery S&A expenses increased in absolute terms due primarily to the inclusion of a full year of Shenandoah’s operations in fiscal 2019. The increase was also driven by higher compensation, higher employee medical costs and higher professional services due to increased compliance costs, while partially offset by decreased S&A expenses at Sam Moore due to lower selling expenses and better spending control.

■

All Other S&A expenses increased in absolute terms and as a percentage of net sales due to increased selling expenses and compensation costs as the result of higher net sales, as well as increased salaries due to increased headcount at H Contract.

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

Operating Income

	Fifty-three weeks ended		Fifty-two weeks ended
	February 3, 2019		January 28, 2018		$ Change	% Change
		% Segment Net Sales		% Segment Net Sales
Hooker Branded	$25,269	14.1%	$22,139	13.3%	$3,130	14.1%
Home Meridian	18,828	4.9%	17,828	4.9%	1,000	5.6%
Domestic Upholstery	7,607	7.1%	4,463	5.7%	3,144	70.4%
All Other	971	9.4%	1,024	10.2%	(53)	-5.2%
Consolidated	$52,675	7.7%	$45,454	7.3%	$7,221	15.9%

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

Net Income and Earnings Per Share

	Fifty-three weeks ended		Fifty-two weeks ended
	February 3, 2019		January 28, 2018		$ Change	% Change
Net Income		% Net Sales		% Net Sales
Consolidated	$39,873	5.8%	$28,250	4.6%	$11,623	41.1%

Diluted earnings per share	$3.38		$2.42

Financial Condition, Liquidity and Capital Resources

Summary Cash Flow Information – Operating, Investing and Financing Activities

	Fifty-Two Weeks Ended	Fifty-Three Weeks Ended	Fifty-Two Weeks Ended
	February 2,	February 3,	January 28,
	2020	2019	2018
Net cash provided by operating activities	$41,429	$9,662	$27,746
Net cash used in investing activities	(4,254)	(4,511)	(36,483)
Net cash used in financing activities	(12,579)	(24,631)	(140)
Net increase (decrease) in cash and cash equivalents	$24,596	$(19,480)	$(8,877)

During fiscal 2020, we used some of the $41.4 million generated from operations and $1.4 million proceeds received from a note receivable to pay $7.2 million cash dividends, $6.4 million principal payments and interest towards our term loans, $5.1 million in capital expenditures to expand our domestic manufacturing capacities and to enhance our business systems and facilities and $590,000 insurance premiums on Company-owned life insurance policies. Company-owned life insurance policies are in place to compensate us for the loss of key employees, to facilitate business continuity and to serve as a funding mechanism for certain executive benefits.

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

Liquidity, Financial Resources and Capital Expenditures

Our financial resources include:

■	available cash and cash equivalents, which are highly dependent on incoming order rates and our operating performance;
■	expected cash flow from operations;
■	available lines of credit; and
■	cash surrender value of Company-owned life-insurance.

We believe these resources are sufficient to meet our business requirements through fiscal 2021 and for the foreseeable future, including:

■	limited capital expenditures;
■	working capital; and
■	the servicing of our acquisition-related debt.

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

■	provided us with a new $12 million unsecured term loan (the “New Unsecured Term Loan”) , which we subsequently paid off in full in fiscal 2019.

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

We were in compliance with each of these financial covenants at February 2, 2020 and expect to remain in compliance with existing covenants for the foreseeable future. We believe we have financial resources to weather the expected short-term impacts of COVID-19; however, an extended impact may materially and adversely affect our sales, earnings and liquidity.

Revolving Credit Facility Availability

As of February 2, 2020, we had an aggregate $25.7 million available under the Existing Revolver to fund working capital needs. Standby letters of credit in the aggregate amount of $4.3 million, used to collateralize certain insurance arrangements and for imported product purchases, were outstanding under the revolving credit facility as of February 2, 2020. There were no additional borrowings outstanding under the Existing Revolver as of February 2, 2020.

Expected Refinancing in Fiscal 2021

All amounts outstanding on our terms loans and revolving credit facility are due and payable on the first day of fiscal 2022, February 1, 2021. We expect to refinance any amounts outstanding under these loans and credit facility during fiscal 2021. However, if the negative economic effects of COVID-19 persist, it would likely have a material adverse effect on our sales, earnings and liquidity. Consequently, our credit rating may decrease and refinancing our debt may be more difficult and loans more costly.

Capital Expenditures

Prior to the COVID-19 crisis, we expected to spend between $2.5 million to $4.5 million in capital expenditures in fiscal 2021 to maintain and enhance our operating systems and facilities. However, due to the negative economic effects of COVID-19, we have delayed indefinitely about $3 million in non-critical capital spending.

COVID-19 Cost Cutting and Cash Preservation Measures

In early fiscal 2021, we initiated certain measures to reduce operating expenses and preserve cash which include temporary  fee reductions for our Board of Directors,  temporary salary reductions for officers and certain other managers, strategic staff reductions, the temporary closure of our domestic manufacturing plants and the furlough of manufacturing, warehouse and administrative associates, delaying all non-critical capital spending, rationalizing current import purchase orders, working with our vendors to cut costs and extend payment terms where we can.

During fiscal 2020, our cash position increased by nearly $25 million over the prior-year and we added an additional $17 million in cash through mid-April 2020.

Share Repurchase Authorization

During fiscal 2013, our Board of Directors authorized the repurchase of up to $12.5 million of the Company’s common shares. The authorization did not obligate us to acquire a specific number of shares during any period and did not have an expiration date, but it could have been modified, suspended or discontinued at any time at the discretion of our Board of Directors. Repurchases may have been made from time to time in the open market, or through privately negotiated transactions or otherwise, in compliance with applicable laws, rules and regulations, and were subject to our cash requirements for other purposes, compliance with the covenants under the loan agreement for our revolving credit facility and other factors we deemed relevant. No shares were purchased during fiscal 2020. Approximately $11.8 million remained available for future purchases under the authorization as of February 2, 2020. In April 2020 (fiscal 2021), our Board of Directors terminated this repurchase authorization after several years of inactivity.

Dividends

We declared and paid dividends of $0.61 per share or approximately $7.2 million in fiscal 2020, an increase of 7.0% or $0.04 per share compared to $0.57 per share in fiscal 2019. On March 2, 2020 our Board of Directors declared a quarterly cash dividend of $0.16 per share, payable on March 31, 2020 to shareholders of record at March 17, 2020.

Commitments and Contractual Obligations

As of February 2, 2020, our commitments and contractual obligations were as follows:

	Cash Payments Due by Period (In thousands)
	Less than			More than
	1 Year	1-3 Years	3-5 Years	5 years	Total
Long Term Debt (1)	$5,856	$24,282	$-	$-	$30,138
Deferred compensation payments (2)	728	2,067	2,220	4,853	9,868
Operating leases (3)	7,934	12,769	10,609	15,205	46,517
Total contractual cash obligations	$14,518	$39,118	$12,829	$20,058	$86,523

(1)

These amounts represent obligations due under the Unsecured Term Loan and the Secured Term Loan. See Note 13 to the consolidated financial statements beginning on page F-25 for additional information about our long-term debt obligations.

(2)

These amounts represent estimated cash payments to be paid to participants in our SRIP through fiscal year 2043, which is 15 years after the last current SRIP plan participant is assumed to have retired. SERP benefits are paid over the lifetimes of plan participants, so the year of final payment is unknown. The present value of these benefits (the actuarially derived projected benefit obligation for the SRIP and SERP) were approximately $10.3 million and $1.9 million, respectively, at February 2, 2020, and are shown on our consolidated balance sheets, with $729,000 recorded in current liabilities and $11.4 million recorded in long-term liabilities. Under the SRIP, the monthly retirement benefit for each participant, regardless of age, would become fully vested and the present value of that benefit would be paid to each participant in a lump sum upon a change in control of the Company as defined in the plan. See Note 14 to the consolidated financial statements beginning on page F-26 for additional information about the SRIP and SERP.

(3)

These amounts represent estimated cash payments due under operating leases for real estate utilized in our operations and warehouse and office equipment, as well as short term leases with remaining terms less than 12 months. See Note 12 for additional information and disclosures about our leases.

Off-Balance Sheet Arrangements

Standby letters of credit in the aggregate amount of $4.3 million, used to collateralize certain insurance arrangements and for imported product purchases, were outstanding under our revolving credit facility as of February 2, 2020. See the “Commitments and Contractual Obligations” table above and Note 19 to the consolidated financial statements included in this annual report on Form 10-K for additional information on our off-balance sheet arrangements.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326). This update seeks to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments, including trade receivables, and other commitments to extend credit held by a reporting entity at each reporting date. The amendments require an entity to replace the incurred loss impairment methodology in current GAAP with a methodology that reflects current expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The amendments are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The amendments will be applied through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which guidance is effective, which is a modified-retrospective approach. We have finalized our analysis of the standard and do not believe the adoption of the standard will have a material effect on our consolidated financial statements and results of operations.

COVID-19

As discussed under "Item 1A. Risk Factors," an outbreak of COVID-19 was identified in China and has subsequently been recognized as a global pandemic by the World Health Organization. Federal, state and local governments in the U.S and elsewhere have imposed restrictions on travel and business operations and are advising or requiring individuals to limit or eliminate time outside of their homes. Temporary closures of businesses have also been ordered in certain jurisdictions and other businesses have temporarily closed  voluntarily. These actions have expanded significantly over the past month throughout the United States. Consequently, the COVID-19 outbreak has severely restricted the level of economic activity in the U.S. and around the world.

We monitor information on COVID-19 from the CDC and believe we are adhering to their recommendations regarding the health and safety of our personnel. To address the potential human impact of the virus, most of our administrative staff are telecommuting. For those administrative staff not telecommuting and our warehouse and domestic manufacturing employees, we have implemented appropriate social distancing policies and have stepped-up facility cleaning at each location. Non-essential domestic travel for our employees has ceased and international travel has been prohibited out-right. Testing and treatment for COVID-19 is covered 100% under our medical plan and counseling is available through our employee assistance plan to assist employees with financial, mental and emotional stress related to the virus and other issues. In addition, we are offering temporary paid leave to employees diagnosed with the virus (and those associates with another diagnosed person or persons in their household) and are working to accommodate associates with child-care issues related to school or day-care closures.

To begin to address the financial impact of the virus, we have delayed non-essential capital spending and have implemented other cost-cutting measures, including abbreviated shifts, furloughs, the temporary closure of our domestic manufacturing plants, staff reductions, temporary fee reductions for our Board of Directors, temporary salary reductions for officers and other managers, rationalizing current import purchase orders and working with our vendors to cut costs and extend payment terms where we can.

Outlook

The COVID-19 pandemic presents an economic challenge of unprecedented proportions with an uncertain time frame. Due to these aforementioned effects of COVID-19, we have seen decreased demand for home furnishings in our industry and for our company. We have also seen a spike in order cancellations over the last few weeks prior to filing this Annual Report, which has blunted some of the strong backlog we had at fiscal year-end. While we built significant cash last year and have enhanced our cash position further in fiscal 2021, some customers have taken or are expected to take extended payment terms and we expect cash collections to slow. Lower earnings will also have a negative impact on our cash position.

Because of these factors, we are preparing for a significant downturn lasting anywhere from four to six months. We expect sales and earnings to be down materially in the fiscal 2021 first quarter and for fiscal 2021, both as compared to prior-year periods, but we are unable to reasonably estimate the extent of those decreases. Additionally, we have limited insight into the extent to which our business may be impacted by the COVID-19 pandemic and there are many unknowns including the severity and duration of the current crisis.

Further delays in the receipt of goods and other unanticipated impacts to our supply chain, including on direct imports or goods purchased domestically, or our customers, could have a more significant impact on our future business (including sales). The extent of the impact will depend on future developments, which are highly uncertain and cannot be predicted. We continue to monitor the situation closely and may implement further measures to provide additional financial flexibility as we work to protect our cash position and liquidity.

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

Leases. Our lease assets are composed of real estate and equipment. Real estate leases consist primarily of warehouses, showrooms and offices, while equipment leases consist of vehicles, office and warehouse equipment. At the inception of a contract, we assess whether the contract is, or contains, a lease. Our assessment is based on: (a) whether there is an identified asset in the contract that is land or a depreciable asset – i.e. property, plant or equipment; (b) whether we have the right to control the use of the identified asset throughout the period of use, which may be different from the overall contract term; and (c) whether we have the right to direct the use of an identified asset if it can direct (and change) how and for what purpose the asset will be used throughout the period of use.

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

At the inception of a lease, we allocate the consideration in the contract to each lease and non-lease component based on the component's relative stand-alone price to determine the lease payments. Lease and non-lease components are accounted for separately. Lease expense for operating leases is recognized on a straight-line basis over the lease term. Included in lease expense are any variable lease payments incurred in the period that were not included in the initial lease liability. Some of our real estate leases contain variable lease payments, including payments based on the percentage increase in the Consumer Price Index for Urban Consumers (“CPI-U”). We used February 2019 CPI-U issued by the US Department of Labor’s Bureau of Labor Statistics to measure lease payments and calculate lease liabilities upon adoption of this standard. Additional payments based on the change in an index or rate, or payments based on a change in our portion of the operating expenses, including real estate taxes and insurance, are recorded when incurred.

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

When an indicator of impairment is present, the impairment test for our property, plant and equipment requires us to assess the recoverability of the value of the assets by comparing their net carrying value to the sum of undiscounted estimated future cash flows directly associated with and arising from use and eventual disposition of the assets. We principally use our internal forecasts to estimate the undiscounted future cash flows used in our impairment analyses. These forecasts are subjective and are largely based on management’s judgment, primarily due to the changing industry in which we compete, changing consumer tastes, trends and demographics and the current economic environment. We monitor changes in these factors as part of the quarter-end review of these assets. While our forecasts have been reasonably accurate in the past, during periods of economic instability, uncertainty, or rapid change within our industry, we may not be able to accurately forecast future cash flows from our long-lived assets and our future cash flows may be diminished. Therefore, our estimates and assumptions related to the viability of our long-lived assets may change and are reasonably likely to change in future periods. These changes could adversely affect our consolidated statements of income and consolidated balance sheets.

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

At February 2, 2020, the fair values of our Bradington-Young, Home Meridian, Sam Moore and Shenandoah non-amortizable trademarks and trade names exceeded their carrying values. Based an independent valuation conducted at the 2020 fiscal year-end the fair values of the Pulaski Furniture, Samuel Lawrence Furniture and Prime Resources International trademarks exceeded their carrying values by $130,000, $10,000 and $10,000, respectively.

The goodwill impairment test consists of a two-step process, if necessary. However, we first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test outlined in ASC Topic 350. The more likely than not threshold is defined as having a likelihood of more than 50 percent. If, after assessing the totality of events or circumstances, we determine that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary and our goodwill is considered to be unimpaired. However, if based on our qualitative assessment we conclude that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, we will proceed with performing quantitative assessment. The quantitative assessment involves estimating the implied fair value of our goodwill using projected future cash flows that are discounted using a weighted average cost of capital analysis that reflects current market conditions. Management judgment is a significant factor in the goodwill impairment evaluation process. The computations require management to make estimates and assumptions, the most critical of which are potential future cash flows and the appropriate discount rate. In addition to our qualitative assessment, management performed a quantitative analysis on the Home Meridian reporting  unit’s goodwill in the fiscal 2020 fourth quarter. Based on our qualitative assessment and quantitative analysis, we have concluded that our goodwill is not impaired as of February 2, 2020.

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

Concentrations of Sourcing Risk

In fiscal 2020, imported products sourced from Vietnam and China accounted for nearly all of our import purchases and our top five suppliers in Vietnam and China account for approximately half of our fiscal 2020 import purchases. A disruption in our supply chain, or from Vietnam or China in general, could significantly impact our ability to fill customer orders for products manufactured in those countries. If such a disruption were to occur, we believe that we would have sufficient inventory on hand and in transit to our U.S. warehouses in Virginia, North Carolina and California to adequately meet demand for several months or slightly longer with an additional month’s worth of demand available for immediate shipment from our warehouses in Asia. We believe that we could, most likely at higher cost, source most of the products currently sourced in Vietnam or China from factories in other countries and could produce certain upholstered products domestically at our own factories. However, supply disruptions and delays on selected items could occur for up to six months before the impact of remedial measures would be reflected in our results. If we were to be unsuccessful in obtaining those products from other sources or at comparable cost, a disruption in our supply chain from our largest import furniture suppliers, or from Vietnam or China in general, could adversely affect our sales, earnings, financial condition and liquidity.

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

Interest Rate Risk

In conjunction with the Shenandoah acquisition, we entered into new financing arrangements as described in "Note 13 Long-Term Debt" included in Part II, Item 8. “Financial Statements” of this Form 10-K. Borrowings under the revolving credit facility and the Unsecured Term Loan bear interest based on LIBOR plus 1.5% and borrowings under the Secured Term Loan bear interest based on LIBOR plus 0.5%. As such, these debt instruments expose us to market risk for changes in interest rates. There was no outstanding balance under our revolving credit facility as of February 2, 2020, other than standby letters of credit in the amount of $4.3 million. However, as of February 2, 2020, $30.1 million was outstanding under our term loans. A 1% increase in the LIBOR rate would result in an annual increase in interest expense on our term loans of approximately $270,000.

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

None.

ITEM 9A.     CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended February 2, 2020. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of February 2, 2020, the end of the period covered by this annual report, to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to the Company’s management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure and are effective to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Management’s Report on Internal Control over Financial Reporting

In accordance with Section 404 of the Sarbanes-Oxley Act and SEC rules thereunder, management has conducted an assessment of our internal control over financial reporting as of February 2, 2020, based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s report regarding that assessment is included on page F-2 of this report, with our consolidated financial statements, and is incorporated herein by reference.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the fiscal quarter ended February 2, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.      OTHER INFORMATION

None.

Hooker Furniture Corporation

Part III

In accordance with General Instruction G (3) of Form 10-K, most of the information called for by Items 10, 11, 12, 13 and 14 of Part III will be incorporated by reference to the Company’s definitive Proxy Statement for its Annual Meeting of Shareholders scheduled to be held June 11, 2020 (the “2020 Proxy Statement”), as set forth below.

ITEM 10.      DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information relating to our directors will be set forth under the caption “Proposal One-Election of Directors” in the 2020 Proxy Statement and is incorporated herein by reference.

Information relating to our executive officers is included in Part I of this report under the caption “Information about our Executive Officers” and is incorporated herein by reference.

Information relating to compliance with Section 16(a) of the Exchange Act will be set forth under the caption “Delinquent Section 16(a) Reports” in the 2020 Proxy Statement and is incorporated herein by reference.

Information relating to the code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions will be set forth under the caption “Code of Business Conduct and Ethics” in the 2020 Proxy Statement and is incorporated herein by reference.

Information relating to material changes, if any, in the procedures by which shareholders may recommend nominees for our Board of Directors will be set forth under the caption “Procedures for Shareholder Recommendations of Director Nominees” in the 2020 Proxy Statement and is incorporated herein by reference.

Information relating to the Audit Committee of our Board of Directors, including the composition of the Audit Committee and the Board’s determinations concerning whether certain members of the Audit Committee are “financial experts” as that term is defined under Item 407(d)(5) of Regulation S-K will be set forth under the captions “Corporate Governance” and “Audit Committee” in the 2020 Proxy Statement and is incorporated herein by reference.

ITEM 11.      EXECUTIVE COMPENSATION

Information relating to this item will be set forth under the captions “Report of the Compensation Committee,” “Executive Compensation” and “Director Compensation” in the 2020 Proxy Statement and is incorporated herein by reference.

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Information relating to this item will be set forth under the captions “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management” in the 2020 Proxy Statement and is incorporated herein by reference.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information relating to this item will be set forth in the last two paragraphs under the caption “Audit Committee” and the caption “Corporate Governance” in the 2020 Proxy Statement and is incorporated herein by reference.

ITEM 14.     PRINCIPAL ACCOUNTING FEES AND SERVICES

Information relating to this item will be set forth under the caption “Proposal Three- Ratification of Selection of Independent Registered Public Accounting Firm” in the 2020 Proxy Statement and is incorporated herein by reference.

Hooker Furniture Corporation

Part IV

ITEM 15.     EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed as part of this report on Form 10-K:

(1)	The following reports and financial statements are included in this report on Form 10-K:

Management’s Report on Internal Control Over Financial Reporting

Reports of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of February 2, 2020 and February 3, 2019

Consolidated Statements of Income for the fifty-two-week period ended February 2, 2020, the fifty-three-week period ended February 3, 2019 and the fifty-two-week period ended January 28, 2018

Consolidated Statements of Comprehensive Income for the fifty-two-week period ended February 2, 2020, the fifty-three-week period ended February 3, 2019 and the fifty-two-week period ended January 28, 2018

Consolidated Statements of Cash Flows for the fifty-two-week period ended February 2, 2020, the fifty-three-week period ended February 3, 2019 and the fifty-two-week period ended January 28, 2018

Consolidated Statements of Shareholders’ Equity for the fifty-two-week period ended February 2, 2020, the fifty-three-week period ended February 3, 2019 and the fifty-two-week period ended January 28, 2018

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

4.1	Amended and Restated Articles of Incorporation of the Company (See Exhibit 3.1)

4.2	Amended and Restated Bylaws of the Company (See Exhibit 3.2)

4.3	Description of the Company’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934, as amended (filed herewith).

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

10.1

First Amendment to the 2010 Amended and Restated Hooker Furniture Corporation Supplemental Retirement Income plan (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (SEC File No. 000-25349) filed with the SEC on November 15, 2019)

10.2(a)

Security Agreement (Assignment of Life Insurance Policy as Collateral), dated as of February 1, 2016, between Bank of America, N.A. and the Company (incorporated by referenced to Exhibit 10.2 of the Company’s Current Report on Form 8-K (SEC File No. 000-25349) filed on February 2, 2016)

10.2(b)

Second Amended and Restated Loan Agreement, dated as of September 29, 2017, between Bank of America, N.A. and Hooker Furniture Corporation, Bradington-Young, LLC, Sam Moore Furniture LLC and Home Meridian Group, LLC (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K (SEC File No. 000-25349) filed on September 29, 2017)

10.2(c)

First Amendment to Second Amended and Restated Loan Agreement, dated as of February 1, 2019, between Bank of America, N.A. and Hooker Furniture Corporation, Bradington-Young, LLC, Sam Moore Furniture LLC and Home Meridian Group, LLC. (incorporated by reference to Exhibit 10.2(d) of the Company’s Form 10-K (SEC File No. 000-25349) filed on April 19,2019)

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

32.1

Rule 13a-14(b) Certification of the Company’s principal executive officer and principal financial officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101

The following financial statements from the Company's Annual Report on Form 10-K for the fiscal year ended February 2, 2020, formatted in Extensible Business Reporting Language (“XBRL”): (i) consolidated balance sheets, (ii) consolidated  statements of income, (iii) consolidated statements of comprehensive income, (iv) consolidated statements of cash flows, (v) consolidated statements of shareholders’ equity and (vi) the notes to the consolidated financial statements, tagged as blocks of text (filed herewith)

*Management contract or compensatory plan

ITEM 16.          FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOOKER FURNITURE CORPORATION

April 17, 2020	By:	/s/ Paul B. Toms, Jr.
Paul B. Toms, Jr.
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature		Title	Date

/s/ Paul B. Toms, Jr.		Chairman, Chief Executive Officer and	April 17, 2020
Paul B. Toms, Jr.		Director (Principal Executive Officer)

/s/ Paul A. Huckfeldt		Senior Vice President - Finance and Accounting	April 17, 2020
Paul A. Huckfeldt		and Chief Financial Officer (Principal
Financial and Accounting Officer)

/s/ W. Christopher Beeler, Jr.		Director	April 17, 2020
W. Christopher Beeler, Jr.

/s/ Paulette Garafalo		Director	April 17, 2020
Paulette Garafalo

/s/ John L. Gregory, III		Director	April 17, 2020
John L. Gregory, III

/s/ Tonya H. Jackson		Director	April 17, 2020
Tonya H. Jackson

/s/ E. Larry Ryder		Director	April 17, 2020
E. Larry Ryder

/s/ Ellen C. Taaffe		Director	April 17, 2020
Ellen C. Taaffe

/s/ Henry G. Williamson, Jr	.	Director	April 17, 2020
Henry G. Williamson, Jr.

HOOKER FURNITURE CORPORATION AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Management’s Report on Internal Control Over Financial Reporting	F-2

Reports of Independent Registered Public Accounting Firm	F-3

Consolidated Balance Sheets as of February 2, 2020 and February 3, 2019	F-5

Consolidated Statements of Income for the fifty-two-week period ended February 2, 2020, the fifty-three-week period ended February 3, 2019 and the fifty-two-week period ended January 28, 2018	F-6

Consolidated Statements of Comprehensive Income for the fifty-two-week period ended February 2, 2020, the fifty-three-week period ended February 3, 2019 and the fifty-two-week period ended January 28, 2018

F-7

Consolidated Statements of Cash Flows for the fifty-two-week period ended February 2, 2020, the fifty-three-week period ended February 3, 2019 and the fifty-two-week period ended January 28, 2018	F-8

Consolidated Statements of Shareholders’ Equity for the fifty-two-week period ended February 2, 2020, the fifty-three-week period ended February 3, 2019 and the fifty-two-week period ended January 28, 2018

F-9

Notes to Consolidated Financial Statements	F-10

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Shareholders of

Hooker Furniture Corporation

Martinsville, Virginia

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Securities Exchange Act Rule 13a-15(f). Under the supervision and with the participation of management, including the principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the Company’s evaluation under that framework, management concluded that the Company’s internal control over financial reporting was effective as of February 2, 2020.

The effectiveness of the Company’s internal control over financial reporting as of February 2, 2020 has been audited by KPMG LLP, the Company’s independent registered public accounting firm, as stated in their report which is included herein.

Paul B. Toms, Jr.

Chairman and Chief Executive Officer

(Principal Executive Officer)

April 17, 2020

Paul A. Huckfeldt

Senior Vice President – Finance and Accounting

and Chief Financial Officer

(Principal Financial and Accounting Officer)

April 17, 2020

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Hooker Furniture Corporation:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Hooker Furniture Corporation and subsidiaries (the Company) as of February 2, 2020 and February 3, 2019,  the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended February 2, 2020, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of February 2, 2020 and February 3, 2019, and the results of its operations and its cash flows for each of the years in the three-year period ended February 2, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of February 2, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated April 17, 2020 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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
April 17, 2020

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Hooker Furniture Corporation:

Opinion on Internal Control Over Financial Reporting

We have audited Hooker Furniture Corporation and subsidiaries’ (the Company) internal control over financial reporting as of February 2, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 2, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of February 2, 2020 and February 3, 2019, the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended February 2, 2020, and the related notes (collectively, the consolidated financial statements), and our report dated April 17, 2020 expressed an unqualified opinion on those consolidated financial statements.

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

/S/ KPMG LLP

Raleigh, North Carolina
April 17, 2020

HOOKER FURNITURE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands)

As of	February 2,	February 3,
	2020	2019
Assets
Current assets
Cash and cash equivalents	$36,031	$11,435
Trade accounts receivable, net (See notes 6 and 7)	87,653	112,557
Inventories (see note 8)	92,813	105,204
Income tax recoverable	751	-
Prepaid expenses and other current assets	4,719	5,735
Total current assets	221,967	234,931
Property, plant and equipment, net (See note 9)	29,907	29,482
Cash surrender value of life insurance policies (See note 11)	24,888	23,816
Deferred taxes (See note 17)	2,880	4,522
Operating leases right-of-use assets (See note 12)	39,512	-
Intangible assets, net (See note 10)	33,371	35,755
Goodwill (See notes 4 and 10)	40,058	40,058
Other assets	1,125	1,152
Total non-current assets	171,741	134,785
Total assets	$393,708	$369,716

Liabilities and Shareholders’ Equity
Current liabilities
Current portion of term loans	$5,834	$5,829
Trade accounts payable	25,493	40,838
Accrued salaries, wages and benefits	4,933	8,002
Income tax accrual (See note 17)	-	3,159
Customer deposits	3,351	3,023
Current portion of lease liabilities	6,307	-
Other accrued expenses	4,211	3,564
Total current liabilities	50,129	64,415
Long term debt (See note 13)	24,282	29,628
Deferred compensation (See note 14)	11,382	11,513
Lease liabilities	33,794	-
Other liabilities	-	984
Total long-term liabilities	69,458	42,125
Total liabilities	119,587	106,540

Shareholders’ equity
Common stock, no par value, 20,000 shares authorized, 11,838 and 11,785 shares issued and outstanding on each date	51,582	49,549
Retained earnings	223,252	213,380
Accumulated other comprehensive (loss) income	(713)	247
Total shareholders’ equity	274,121	263,176
Total liabilities and shareholders’ equity	$393,708	$369,716

See accompanying Notes to Consolidated Financial Statements.

HOOKER FURNITURE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

For the 52 Week Period Ended February 2, 2020, the 53 Week Period Ended February 3, 2019 and the 52 Week Period Ended January 28, 2018.

	2020	2019	2018

Net sales	$610,824	$683,501	$620,632

Cost of sales	496,866	536,014	485,815
Casualty loss	-	500	-

Gross profit	113,958	146,987	134,817

Selling and administrative expenses	88,867	91,928	87,279
Intangible asset amortization	2,384	2,384	2,084

Operating income	22,707	52,675	45,454

Other income, net	458	369	1,566
Interest expense, net	1,238	1,454	1,248

Income before income taxes	21,927	51,590	45,772

Income taxes	4,844	11,717	17,522

Net income	$17,083	$39,873	$28,250

Earnings per share:
Basic	$1.44	$3.38	$2.42
Diluted	$1.44	$3.38	$2.42

Weighted average shares outstanding:
Basic	11,784	11,759	11,633
Diluted	11,838	11,783	11,663

Cash dividends declared per share	$0.61	$0.57	$0.50

See accompanying Notes to Consolidated Financial Statements.

HOOKER FURNITURE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

For the 52 Week Period Ended February 2, 2020, the 53 Week Period Ended February 3, 2019 and the 52 Week Period Ended January 28, 2018.

	2020	2019	2018

Net Income	$17,083	$39,873	$28,250
Other comprehensive income (loss):
Gain on pension plan settlement	(520)	-	-
Income tax effect on settlement	124	-	-
Amortization of actuarial (loss) gain	(740)	(305)	(144)
Income tax effect on amortization	176	73	26
Adjustments to net periodic benefit cost	(960)	(232)	(118)

Reclassification of tax effects due to the adoption of ASU 2018-02	-	111	-

Total Comprehensive Income	$16,123	$39,752	$28,132

See accompanying Notes to Consolidated Financial Statements.

HOOKER FURNITURE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

For the 52 Week Period Ended February 2, 2020, the 53 Week Period Ended February 3, 2019 and the 52 Week Period Ended January 28, 2018.

	2020	2019	2018
Operating Activities:
Net income	$17,083	$39,873	$28,250
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,100	7,442	6,647
Gain on pension settlement	(520)	-	-
(Gain)/Loss on disposal of assets	(271)	(73)	571
Proceeds from Casualty Loss	-	409	-
Deferred income tax expense (benefit)	1,940	(1,221)	4,110
Non-cash restricted stock and performance awards	1,296	1,284	1,175
Provision for doubtful accounts and sales allowances	(435)	(799)	(531)
Gain on life insurance policies	(831)	(748)	(582)
Changes in assets and liabilities:
Trade accounts receivable	25,339	(17,982)	2,908
Inventories	12,391	(21,323)	(6,776)
Income tax recoverable	(751)	-	-
Prepaid expenses and other current assets	(557)	267	(1,067)
Trade accounts payable	(15,349)	8,130	(4,623)
Accrued salaries, wages and benefits	(3,070)	(1,643)	129
Accrued income taxes	(3,159)	(672)	(612)
Customer deposits	328	(1,270)	(339)
Operating lease liabilities	299	-	-
Other accrued expenses	645	604	(696)
Deferred compensation	(49)	(2,757)	(1,151)
Other long-term liabilities	-	141	333
Net cash provided by operating activities	41,429	9,662	27,746

Investing Activities:
Acquisitions	-	-	(32,773)
Purchases of property, plant and equipment	(5,129)	(5,214)	(3,166)
Proceeds received on notes receivable	1,449	119	120
Proceeds from sale of property and equipment	16	11	9
Premiums paid on life insurance policies	(590)	(652)	(673)
Proceeds received on life insurance policies	-	1,225	-
Net cash used in investing activities	(4,254)	(4,511)	(36,483)

Financing Activities:
Proceeds from long-term debt	-	-	12,000
Payments for long-term debt	(5,368)	(17,917)	(6,285)
Debt issuance cost	-	-	(39)
Cash dividends paid	(7,211)	(6,714)	(5,816)
Net cash used in financing activities	(12,579)	(24,631)	(140)

Net increase (decrease) in cash and cash equivalents	24,596	(19,480)	(8,877)
Cash and cash equivalents at the beginning of year	11,435	30,915	39,792
Cash and cash equivalents at the end of year	$36,031	$11,435	$30,915

Supplemental schedule of cash flow information:
Interest paid, net	$993	$1,338	1,135
Income taxes paid, net	6,818	13,613	$14,122

Supplemental schedule of noncash investing activities:
Acquisition cost paid in common stock	$-	$-	8,396
Increase in lease liabilities arising from obtaining right-of-use assets	625	-	-
Increase in property and equipment through accrued purchases	5	23	58

See accompanying Notes to Consolidated Financial Statements.

HOOKER FURNITURE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(In thousands, except per share data)

For the 52 Week Period Ended February 2, 2020, the 53 Week Period Ended February 3, 2019 and the 52 Week Period Ended January 28, 2018.

				Accumulated
				Other	Total
	Common Stock		Retained	Comprehensive	Shareholders'
	Shares	Amount	Earnings	Income / (Loss)	Equity
Balance at January 29, 2017	11,563	$39,753	$157,688	$486	$197,927

Net income			28,250		28,250
Unrealized loss on defined benefit plan, net of tax of $26				(118)	(118)
Cash dividends paid and accrued ($0.50 per share)			(5,816)		(5,816)
Stock issued for acquisition	176	8,396			8,396
Restricted stock grants, net of forfeitures	23	432			432
Restricted stock compensation cost		389			389
Balance at January 28, 2018	11,762	$48,970	$180,122	$368	$229,460

Net income			$39,873		$39,873
Prior year adjustment for ASU 2014-09 and 2018-02			99	$111	210
Unrealized loss on defined benefit plan, net of tax of $73				$(232)	(232)
Cash dividends paid and accrued ($0.57 per share)			(6,714)		(6,714)
Restricted stock grants, net of forfeitures	23	$(30)			(30)
Restricted stock compensation cost		$609			609
Balance at February 3, 2019	11,785	$49,549	$213,380	$247	$263,176

Net income			$17,083		$17,083
Gain on pension settlement, net of tax of $124				$(396)	(396)
Unrealized loss on defined benefit plan, net of tax of $176				$(564)	(564)
Cash dividends paid and accrued ($0.61 per share)			(7,211)		(7,211)
Restricted stock grants, net of forfeitures	53	$344			344
Restricted stock compensation cost		$790			790
Recognition of PSUs as equity-based awards		$899			899
Balance at February 2, 2020	11,838	$51,582	$223,252	$(713)	$274,121

See accompanying Notes to Consolidated Financial Statements.

HOOKER FURNITURE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar and share amounts in tables, except per share amounts, in thousands unless otherwise indicated)

For the Fifty-Two Weeks Ended February 2, 2020

NOTE 1 – RECENTLY ADOPTED ACCOUNTING STANDARDS

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“Topic 842”), which requires lessees to recognize lease right-of-use assets and liabilities on-balance sheet and disclose key information about leasing arrangements. ASU 2016-02 was subsequently amended by ASU No. 2018-01, Land Easement Practical Expedient for Transition to Topic 842; ASU No. 2018-10, Codification Improvements to Topic 842, Leases; and ASU No. 2018-11, Targeted Improvements. We adopted Topic 842 standard on February 4, 2019 and used the effective date transition method. As a result, our condensed consolidated balance sheets prior to February 4, 2019 were not restated and continue to be reported under previous guidance that did not require the recognition of lease liabilities and corresponding lease assets on the condensed consolidated balance sheets. In addition, we have elected the package of practical expedients, which allowed us not to reassess prior conclusions related to the expired or existing leases, and not to reassess the accounting for initial direct costs. As a result of the adoption of Topic 842, we have operating lease right-of-use assets of $39.5 million and operating lease liabilities of $40.1 million as of February 2, 2020. The adoption of Topic 842 did not have a material impact on our condensed consolidated statements of income and condensed consolidated statement of cash flows for the fiscal 2020. See Note 12 for additional information and disclosures required by Topic 842.

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

For financial reporting purposes, we are organized into three operating segments and “All Other”, which includes the remainder of our businesses:

■	Hooker Branded, consisting of the operations of our imported Hooker Casegoods and Hooker Upholstery businesses;
■

Home Meridian, a business acquired at the beginning of fiscal 2017, is a stand-alone, mostly autonomous business that serves a different type or class of customer than do our other operating segments and at much lower margins;

■	Domestic Upholstery, which includes the domestic upholstery manufacturing operations of Bradington-Young, Sam Moore and Shenandoah Furniture; and
■	All Other, consisting of H Contract and Lifestyle Brands. Neither of these operating segments were individually reportable; therefore, we combined them in “All Other” in accordance with ASC 280.

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

Leases

Leases are classified as either finance leases or operating leases based on criteria in Topic 842. All of our current leases are classified as operating leases. We do not currently have finance leases but could in the future.

Operating lease right-of-use ("ROU") assets and liabilities are recognized on the adoption date based on the present value of lease payments over the remaining lease term. As interest rates are not explicitly stated or implicit in any of our leases, we utilized our incremental borrowing rate at the adoption date of February 4, 2019. For leases without explicitly stated or implicit interest rates that commenced after the adoption date, we use our incremental borrowing rate which was one-month LIBOR at the lease commencement date plus 1.5%. ROU assets also include any lease payments made and exclude lease incentives. Lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option.

At the inception of a lease, we allocate the consideration in the contract to each lease and non-lease component based on the component's relative stand-alone price to determine the lease payments. Lease and non-lease components are accounted for separately. Lease expense for operating leases is recognized on a straight-line basis over the lease term. Included in lease expense are any variable lease payments incurred in the period that were not included in the initial lease liability. Some of our real estate leases contain variable lease payments, including payments based on the percentage increase in the Consumer Price Index for Urban Consumers (“CPI-U”). We used February 2019 CPI-U issued by the US Department of Labor’s Bureau of Labor Statistics to measure lease payments and calculate lease liabilities upon adoption of this standard. Additional payments based on the change in an index or rate, or payments based on a change in our portion of the operating expenses, including real estate taxes and insurance, are recorded when incurred.

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

Cash Surrender Value of Life Insurance Policies

We own 78 life insurance policies on certain of our current and former executives and other key employees. These policies had a carrying value of $24.9 million at February 2, 2020 and have a face value of approximately $54 million as of that date. Proceeds from the policies are used to fund certain employee benefits and for other general corporate purposes. We account for life insurance as a component of employee benefits cost. Consequently, the cost of the coverage and any resulting gains or losses related to those insurance policies are recorded as a decrease or increase to operating income. Cash payments that increase the cash surrender value of these policies are classified as investing outflows on the Consolidated Statements of Cash Flows, with amounts paid in excess of the increase in cash surrender value included in operating activities. Gains on life insurance policies, which typically occur at the time a policy is redeemed, are included in the reconciliation of net income to net cash used in or provided by operating activities. Substantially all of the cash value of our company owned life insurance is pledged as collateral for our secured term loan.

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

Advertising

We offer advertising programs to qualified dealers under which we may provide signage, catalogs and other marketing support to our dealers and may reimburse some advertising and other costs incurred by our dealers in connection with promoting our products. The cost of these programs does not exceed the fair value of the benefit received. We charge the cost of point-of-purchase materials (including signage, catalogs, and fabric and leather swatches) to selling and administrative expense as incurred. Advertising costs charged to selling and administrative expense for fiscal years 2020, 2019 and 2018 were $3.4 million, $3.3 million, and $3.0 million, respectively. The costs for other advertising allowance programs are charged against net sales. We also have arrangements with some dealers to reimburse them for a portion of their advertising costs, which provides advertising benefits to us. Costs for these arrangements are expensed as incurred and are netted against net sales in our consolidated statements of income and comprehensive income.

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

In the notes to the consolidated financial statements, references to the:

■	2020 fiscal year and comparable terminology mean the fiscal year that began February 4, 2019 and ended February 2, 2020;
■	2019 fiscal year and comparable terminology mean the fiscal year that began January 29, 2018 and ended February 3, 2019; and
■	2018 fiscal year and comparable terminology mean the fiscal year that began January 30, 2017 and ended January 28, 2018.

NOTE 4 – SHENANDOAH ACQUISITION

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

Also on September 29, 2017, we entered into a second amended and restated loan agreement (the “Loan Agreement”) with Bank of America, N.A. (“BofA”) in connection with the completion of the Shenandoah acquisition. The Loan Agreement amends and restates the amended and restated loan agreement the Company entered into with BofA on February 1, 2016, in connection with its acquisition of substantially all of the assets of Home Meridian International, Inc. The Amended and Restated Loan Agreement provides us with a new $12 million unsecured term loan (the “New Unsecured Term Loan”). On September 29, 2017, we borrowed the full $12 million available under the New Unsecured Term Loan in connection with the completion of the Shenandoah acquisition. For additional details regarding the Loan Agreement, see Note 13. “Long-Term Debt,” below.

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

NOTE 5 – Casualty Loss

On May 18, 2018, the Martinsville/Henry County, Va. area experienced torrential rains. Two of our Hooker Brands segment warehouse facilities were damaged as a result. No employees were injured, and the casualty loss caused only a nominal disruption in our ability to fulfill and ship orders. The costs associated with the recovery efforts exceeded our insurance deductible of $500,000. Consequently, we recorded a $500,000 casualty loss during the fiscal 2019 second quarter. We incurred another $409,000 of repair and remediation-related expenses during the third quarter, which was recovered from our casualty insurer during the fourth quarter of fiscal 2019.

NOTE 6 – DOUBTFUL ACCOUNTS AND OTHER ACCOUNTS RECEIVABLE ALLOWANCES

The activity in the allowance for doubtful accounts was:

	Fifty-Two	Fifty-Three	Fifty-Two
	Weeks Ended	Weeks Ended	Weeks Ended
	February 2,	February 3,	January 28,
	2020	2019	2018
Balance at beginning of year	$908	$1,014	$508
Non-cash charges to cost and expenses	417	158	767
Less uncollectible receivables written off, net of recoveries	(422)	(264)	(261)
Balance at end of year	$903	$908	$1,014

The activity in other accounts receivable allowances was:

	Fifty-Two	Fifty-Three	Fifty-Two
	Weeks Ended	Weeks Ended	Weeks Ended
	February 2,	February 3,	January 28,
	2020	2019	2018
Balance at beginning of year	$4,267	$5,117	$6,298
Charges to cost and expenses	31,815	41,606)	30,447)
Less uncollectible receivables written off, net of recoveries	(32,589)	(42,456)	(31,628)
Balance at end of year	$3,493	$4,267	$5,117

NOTE 7 – ACCOUNTS RECEIVABLE

	February 2,	February 3,
	2020	2019
Trade accounts receivable	$91,261	$117,732
Receivable from factor	788	-
Other accounts receivable allowances	(3,493)	(4,267)
Allowance for doubtful accounts	(903)	(908)
Accounts receivable	$87,653	$112,557

“Receivable from factor” represented amounts due with respect to factored accounts receivable for a single customer. The agreement was discontinued in early fiscal 2021.

NOTE 8 – INVENTORIES

	February 2,	February 3,
	2020	2019
Finished furniture	$106,495	$112,847
Furniture in process	1,304	1,825
Materials and supplies	8,479	10,896
Inventories at FIFO	116,278	125,568
Reduction to LIFO basis	(23,465)	(20,364)
Inventories	$92,813	$105,204

If the first-in, first-out (FIFO) method had been used in valuing all inventories, net income would have been $19.5 million in fiscal 2020, $41.5 million in fiscal 2019, and $28.1 million in fiscal 2018. We recorded LIFO expense of $3.1 million in fiscal 2020, $2.1 million in fiscal 2019, and LIFO income of $225,000 in fiscal 2018.

At February 2, 2020 and February 3, 2019, we had $424,000 and $1.3 million, respectively, in consigned inventories, which are included in the “Finished furniture” line in the table above.

At February 2, 2020, we held $9.6 million in inventory outside of the United States, in China and in Vietnam. At February 3, 2019, we held $8.1 million in inventory outside of the United States, in China and in Vietnam.

NOTE 9 – PROPERTY, PLANT AND EQUIPMENT

	Depreciable Lives	February 2,	February 3,
	(In years)	2020	2019

Buildings and land improvements	15 - 30	$31,316	$24,588
Computer software and hardware	3 - 10	19,166	18,719
Machinery and equipment	10	9,271	8,934
Leasehold improvements	Term of lease	9,737	9,376
Furniture and fixtures	3 - 8	2,597	2,318
Other	5	651	665
Total depreciable property at cost		72,738	64,600
Less accumulated depreciation		44,089	39,925
Total depreciable property, net		28,649	24,675
Land		1,077	1,067
Construction-in-progress		181	3,740
Property, plant and equipment, net		$29,907	$29,482

Depreciation expense for fiscal 2020, 2019 and 2018 were $4.7 million, $5.0 million and $4.5 million, respectively.

Capitalized Software Costs

Certain costs incurred in connection with developing or obtaining computer software for internal use are capitalized. These costs are amortized over periods of ten years or less. Capitalized software is reported as a component of computer software and hardware above and on the property, plant, and equipment line of our consolidated balance sheets. The activity in capitalized software costs was:

	Fifty-Two Weeks	Fifty-Three Weeks	Fifty-Two Weeks
	Ended	Ended	Ended
	February 2,	February 3,	January 28,
	2020	2019	2018
Balance beginning of year	$5,123	$5,982	$6,510
Additions	286	373	630
Amortization expense	(1,132)	(1,227)	(1,151)
Disposals	-	(5)	(7)
Balance end of year	$4,277	$5,123	$5,982

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

In accordance with ASU 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, the goodwill impairment test consists of a two-step process, if necessary. However, we first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the goodwill impairment test outlined in ASC Topic 350. The more likely than not threshold is defined as having a likelihood of more than 50 percent. If, after assessing the totality of events or circumstances, we determine that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the impairment test is unnecessary and our goodwill is considered to be unimpaired. However, if based on our qualitative assessment we conclude that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, we will proceed with performing the quantitative assessment. The quantitative assessment involves estimating the fair value of our goodwill using projected future cash flows that are discounted using a weighted average cost of capital analysis that reflects current market conditions. Management judgment is a significant factor in the goodwill impairment evaluation process. The computations require management to make estimates and assumptions, the most critical of which are the potential future cash flows and an appropriate discount rate. In addition to our qualitative assessment, management performed a quantitative analysis on the Home Meridian reporting unit’s goodwill in the fiscal 2020 fourth quarter. Based on our qualitative assessment and quantitative analysis, we have concluded that our goodwill is not impaired as of February 2, 2020.

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

Details of our non-amortizable intangible assets are as follows:

		February 2,	February 3,
Non-amortizable Intangible Assets	Segment	2020	2019
Goodwill	Home Meridian	$23,187	$23,187
Goodwill	Domestic Upholstery	16,871	16,871
Total Goodwill		40,058	40,058

Trademarks and trade names - Home Meridian	Home Meridian	11,400	11,400
Trademarks and trade names - Bradington-Young	Domestic Upholstery	861	861
Trademarks and trade names - Sam Moore	Domestic Upholstery	396	396
Total Trademarks and trade names		$12,657	$12,657

Total non-amortizable assets		$52,715	$52,715

The following table is a rollforward of goodwill for the 2020 and 2019 fiscal years:

Segment	February 2, 2020	February 3, 2019

Home Meridian	$23,187	$23,187
Domestic Upholstery	16,871	16,871
	$40,058	$40,058

Our amortizable intangible assets are recorded in the Home Meridian and in Domestic Upholstery segments. The carrying amounts and changes therein of those amortizable intangible assets were as follows:

	Amortizable Intangible Assets
	Customer
	Relationships	Trademarks	Totals

Balance at February 3, 2019	$22,320	$778	$23,098
Amortization	(2,324)	(60)	(2,384)
Balance at February 2, 2020	$19,996	$718	$20,714

The weighted-average amortization period for all amortizable intangible assets is 9.2 years. The weighted-average amortization period for customer relationships is 9.0 years and is 15.8 years for our trademarks.

The estimated amortization expense associated with our amortizable intangible assets is expected to be as follows:

Fiscal Year	Amount

2021	2,384
2022	2,384
2023	2,384
2024	2,384
2025	2,359
2026 and thereafter	8,819
$ 20,714

Gross intangible assets and total accumulated amortization for each major class of intangible assets is as follows:

	February 2, 2020	February 3, 2019

Goodwill	$40,058	$40,058

Trademarks and tradenames	13,435	13,495
Accumulated amortization	(60)	(60)
Trademarks and tradenames, net	13,375	13,435

Customer relationships	22,320	24,644
Accumulated amortization	(2,324)	(2,324)
Customer relationships, net	19,996	22,320

Total Goodwill and other intangible assets, net	$73,429	$75,813

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

As of February 2, 2020, and February 3, 2019, Company-owned life insurance was measured at fair value on a recurring basis based on Level 2 inputs. The fair value of the Company-owned life insurance is determined by inputs that are readily available in public markets or can be derived from information available in publicly quoted markets. Additionally, the fair value of the Company-owned life insurance is marked to market each reporting period and any change in fair value is reflected in income for that period.

On January 30, 2019, our Board of Directors voted to terminate the Pension Plan. We settled all Pension Plan obligations during the fiscal 2020 third quarter with the purchase of annuities for plan participants. See Note 14. Employee Benefit Plans for additional information about the Plan.

Our assets measured at fair value on a recurring basis at February 2, 2020 and February 3, 2019, were as follows

	Fair value at February 2, 2020				Fair value at February 3, 2019
Description	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets measured at fair value
Company-owned life insurance	$-	$24,888	$-	$24,888	$-	$23,816	$-	$23,816
Pension plan assets	-	-	-	-	10,992	-	-	10,992

NOTE 12 – LEASES

On February 4, 2019, we adopted Accounting Standards Codification Topic 842 Leases. Our lease assets are composed of real estate and equipment. Real estate leases consist primarily of warehouses, showrooms and offices, while equipment leases consist of vehicles, office and warehouse equipment. At the inception of a contract, we assess whether the contract is, or contains, a lease. Our assessment is based on: (a) whether there is an identified asset in the contract that is land or a depreciable asset – i.e. property, plant or equipment; (b) whether we have the right to control the use of the identified asset throughout the period of use, which may be different from the overall contract term; and (c) whether we have the right to direct the use of an identified asset if it can direct (and change) how and for what purpose the asset will be used throughout the period of use.

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

At the inception of a lease, we allocate the consideration in the contract to each lease and non-lease component based on the component's relative stand-alone price to determine the lease payments. Lease and non-lease components are accounted for separately. Lease expense for operating leases is recognized on a straight-line basis over the lease term. Included in lease expense are any variable lease payments incurred in the period that were not included in the initial lease liability. Some of our real estate leases contain variable lease payments, including payments based on the percentage increase in the Consumer Price Index for Urban Consumers (“CPI-U”). We used February 2019 CPI-U issued by the US Department of Labor’s Bureau of Labor Statistics to measure lease payments and calculate lease liabilities. Additional payments based on the change in an index or rate, or payments based on a change in our portion of the operating expenses, including real estate taxes and insurance, are recorded when incurred and are not included in the calculation of our lease liabilities.

We have a sub-lease at one of our warehouses. In accordance with the provisions of Topic 842, since we have not been relieved as the primary obligor of the warehouse lease, we cannot net the sublease income against our lease payment to calculate the lease liability and ROU asset. Our practice has been, and we will continue to, straight-line the sub-lease income over the term of the sublease. We recognized $405,000 sub-lease income in fiscal 2020.

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

The components of lease cost and supplemental cash flow information for leases in fiscal 2020 were:

Fifty-two Weeks Ended
February 2, 2020
Operating lease cost	$8,408
Variable lease cost	153
Short-term lease cost	581
Total operating lease cost	$9,142

Operating cash outflows	$8,725

The right-of-use assets and lease liabilities recorded on our Condensed Consolidated Balance Sheets as of February 2, 2020 were:

February 2, 2020
Real estate	$38,175
Property and equipment	1,337
Total operating leases right-of-use assets	$39,512

Current portion of operating lease liabilities	$6,307
Long term operating lease liabilities	33,794
Total operating lease liabilities	$40,101

Weighted-average remaining lease term is 7.4 years. We used our incremental borrowing rate which is LIBOR plus 1.5% at the adoption date. The weighted-average discount rate is 3.99%.

The following table reconciles the undiscounted future lease payments for operating leases to the operating lease liabilities recorded in the condensed consolidated balance sheet at February 2, 2020:

Undiscounted Future Operating Lease Payments
2020	$7,805
2021	7,182
2022	5,588
2023	5,329
2024	5,280
2025 and thereafter	15,205
Total lease payments	$46,389
Less: impact of discounting	(6,288)
Present value of lease payments	$40,101

As of February 2, 2020, we did not have any additional material operating or finance leases that had not yet commenced.

Under ASC 840, future minimum lease payments as of February 3, 2019 were as follows:

Minimum Future Operating Lease Payments
2019	$7,778
2020	7,226
2021	5,320
2022	3,610
2023	2,412
2024 and thereafter	588
Total minimum lease payments	$26,934

NOTE 13 – LONG-TERM DEBT

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

■	provided us with a new $12 million unsecured term loan (the “New Unsecured Term Loan”), which we subsequently paid off in full in fiscal 2019.

The New Loan Agreement also included customary representations and warranties and requires us to comply with customary covenants, including, among other things, the following financial covenants:

●	Maintain a ratio of funded debt to EBITDA not exceeding:
o	2.00:1.00;
●	A basic fixed charge coverage ratio of at least 1.25:1.00; and
●	Limit capital expenditures to no more than $15.0 million during any fiscal year beginning in fiscal 2020.

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

We were in compliance with each of these financial covenants at February 2, 2020.

The full remaining principal amounts of $30.1 million on our term loans are due on February 1, 2021. We expect to refinance the balance of our term loans and any balance due under our revolving credit facility (currently $0) during fiscal 2021.

Given that our term loans have a floating rate of interest and our credit profile has not materially changed since the inception of the loans, the carrying amount of our term loans approximates their fair value at February 2, 2020.

As of February 2, 2020, we had an aggregate $25.7 million available under the Existing Revolver to fund working capital needs. Standby letters of credit in the aggregate amount of $4.3 million, used to collateralize certain insurance arrangements and for imported product purchases, were outstanding under the revolving credit facility as of February 2, 2020. There were no additional borrowings outstanding under the Existing Revolver as of February 2, 2020.

NOTE 14 – EMPLOYEE BENEFIT PLANS

Employee Savings Plans

We sponsor a tax-qualified 401(k) retirement plan covering substantially all employees. This plan assists employees in meeting their savings and retirement planning goals through employee salary deferrals and discretionary employer matching contributions. Our contributions to the plan amounted to $1.4 million in fiscal 2020, $1.3 million in fiscal 2019 and $974,000 in fiscal 2018.

We adopted ASU 2017-07 as of the beginning of our 2019 fiscal year on January 29, 2018. Components of net periodic benefit cost other than the service cost for the SRIP, SERP and the Pension Plan are included in the line item “Other income, net” in our condensed consolidated statements of income. Service cost is included in our condensed consolidated statements of income under “Selling and administrative expenses.” The adoption resulted in the reclassification of a $30,000 gain from Selling and administrative expenses to Other income, net in fiscal 2018 consolidated statements of income.

Executive Benefits

Pension, SRIP and SERP Overview

We maintain two “frozen” retirement plans, which are paying benefits and may include active employees among the participants but we do not expect to add participants to these plans in the future. The two plans include:

■	a supplemental retirement income plan (“SRIP”) for certain former and current executives of Hooker Furniture Corporation; and

■	the Pulaski Furniture Corporation Supplemental Executive Retirement Plan (“SERP”) for certain former executives.

In January 2019, we terminated the Pulaski Furniture Corporation Pension Plan (“Pension Plan”) settled all the obligations in fiscal 2020 which was also frozen and had been frozen since we acquired it in the Home Meridian acquisition.

SRIP and SERP

The SRIP provides monthly payments to participants or their designated beneficiaries based on a participant’s “final average monthly earnings” and “specified percentage” participation level as defined in the plan, subject to a vesting schedule that may vary for each participant. The benefit is payable for a 15-year period following the participant’s termination of employment due to retirement, disability or death. In addition, the monthly retirement benefit for each participant, regardless of age, becomes fully vested and the present value of that benefit is paid to each participant in a lump sum upon a change in control of the Company as defined in the plan. The SRIP is unfunded and all benefits are payable solely from our general assets. The plan liability is based on the aggregate actuarial present value of the vested benefits to which participating employees are currently entitled but based on the employees’ expected dates of separation or retirement. No employees have been added to the plan since 2008 and we do not expect to add additional employees in the future, due to changes in our compensation philosophy, which emphasizes more performance-based compensation measures in total management compensation.

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

Summarized SRIP and SERP information as of each fiscal year-end (the measurement date) is as follows:

	SRIP (Supplemental Retirement Income Plan)
	Fifty-Two	Fifty-Three
	Weeks Ended	Weeks Ended
	February 2,	February 3,
	2020	2019
Change in benefit obligation:
Beginning projected benefit obligation	$9,622	$9,365
Service cost	104	326
Interest cost	351	341
Benefits paid	(537)	(511)
Actuarial loss	716	101
Ending projected benefit obligation (funded status)	$10,256	$9,622

Accumulated benefit obligation	$10,131	$9,182

Discount rate used to value the ending benefit obligations:	2.50%	3.75%

Amount recognized in the consolidated balance sheets:
Current liabilities (Accrued salaries, wages and benefits line)	$557	$511
Non-current liabilities (Deferred compensation line)	9,699	9,111
Total	$10,256	$9,622

	Fifty-Two	Fifty-Three	Fifty-Two
	Weeks Ended	Weeks Ended	Weeks Ended
	February 2,	February 3,	January 28,
	2020	2019	2018
Net periodic benefit cost
Service cost	$104	$326	$302
Interest cost	351	341	345
Net loss	149	172	62
Net periodic benefit cost	$604	$839	$709

Other changes recognized in accumulated other comprehensive income
Net loss arising during period	716	101	393
Amortizations:
Loss	(149)	(172)	(62)
Total recognized in other comprehensive loss (income)	567	(71)	331

Total recognized in net periodic benefit cost and
accumulated other comprehensive income	$1,171	$768	$1,040

Assumptions used to determine net periodic benefit cost:
Discount rate	3.75%	3.75%	4.00%
Increase in future compensation levels	4.00%	4.00%	4.00%

Estimated Future Benefit Payments:
Fiscal 2021	$556
Fiscal 2022	868
Fiscal 2023	868
Fiscal 2024	955
Fiscal 2025	955
Fiscal 2026 through fiscal 2030	4,202

For the SRIP, the discount rate used to determine the fiscal 2020 net periodic cost was 3.75% based on the Moody’s Composite Bond Rate as of January 31, 2019. The discount rate utilized in each period was the Annualized Moody’s Composite Bond Rate rounded to the nearest 0.25%. At February 2, 2020, combining the Mercer yield curve and the plan's expected benefit payments resulted in a rate of 2.50%. This rate was used to value the ending benefit obligations. Increasing the SRIP discount rate by 1% would decrease the projected benefit obligation at February 2, 2020 by approximately $695,000. Similarly, decreasing the discount rate by 1% would increase the projected benefit obligation at February 2, 2020 by $780,000.

At February 2, 2020, the actuarial losses related to the SRIP amounted to $716,000, net of tax of $149,000. At February 3, 2019, the actuarial losses related to the SRIP amounted to $101,000, net of tax of $23,000. The estimated actuarial loss that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the 2021 fiscal year is $337,633. There is no expected prior service (cost) or credit amortization.

	SERP (Supplemental Executive Retirement Plan)
	Fifty-Two	Fifty-Three
	Weeks Ended	Weeks Ended
	February 2,	February 3,
	2020	2019
Change in benefit obligation:
Beginning projected benefit obligation	$1,805	$2,008
Service cost	-	-
Interest cost	67	70
Benefits paid	(180)	(185)
Actuarial loss (gain)	168	(88)
Ending projected benefit obligation (funded status)	$1,860	$1,805

Accumulated benefit obligation	$1,860	$1,805

Discount rate used to value the ending benefit obligations:	2.60%	3.90%

Amount recognized in the consolidated balance sheets:
Current liabilities (Accrued salaries, wages and benefits line)	$172	$173
Non-current liabilities (Deferred compensation line)	1,688	1,632
Total	$1,860	$1,805

	Fifty-Two	Fifty-Three	Fifty-Two
	Weeks Ended	Weeks Ended	Weeks Ended
	February 2,	February 3,	January 28,
	2020	2019	2018
Net periodic benefit cost
Service cost	$-	$-	$-
Interest cost	67	70	83
Net gain	(5)	-	-
Net periodic benefit cost	$62	$70	$83

Other changes recognized in accumulated other comprehensive income
Net loss (gain) arising during period	168	(88)	(160)
Amortizations:
Gain (Loss)	5	-	-
Total recognized in other comprehensive loss (income)	173	(88)	(160)

Total recognized in net periodic benefit cost and
accumulated other comprehensive income	$235	$(18)	$(77)

Assumptions used to determine net periodic benefit cost:
Discount rate	3.90%	3.64%	3.77%
Increase in future compensation levels	N/A	N/A	N/A

Estimated Future Benefit Payments:
Fiscal 2021	$172
Fiscal 2022	168
Fiscal 2023	163
Fiscal 2024	158
Fiscal 2025	152
Fiscal 2026 through fiscal 2030	651

For the SERP, the discount rate assumption used to measure the postretirement benefit obligations is set by reference to a certain hypothetical AA-rated corporate bond spot-rate yield curve constructed by our actuary, Aon Hewitt (“Aon”). This yield curve was constructed from the underlying bond price and yield data collected as of the Plan’s measurement date and is represented by a series of annualized, individual discount rates with durations ranging from six months to seventy-five years. Aon then applies the yield curve to the actuarially projected cash flow patterns to derive the appropriate discount rate. At February 3, 2019, the plan used 3.90% based on the Aon AA Above Median yield curve as of January 31, 2019. This rate was used to determine the fiscal 2020 net periodic cost. At February 2, 2020, combining the Aon AA Above Median yield curve and the plan's expected benefit payments created a rate of 2.60%. This rate was used to value the ending benefit obligations. Increasing the SERP discount rate by 1% would decrease the projected benefit obligation at February 2, 2020 by approximately $130,000. Similarly, decreasing the discount rate by 1% would increase the projected benefit obligation at February 2, 2020 by $148,000.

At February 2, 2020, the actuarial loss related to the SERP was $168,000. At February 3, 2019, the actuarial gain related to the SERP was $88,000. The estimated net transition (asset)/obligation, prior service (cost) credit and actuarial loss that will be amortized from accumulated other comprehensive income into net periodic benefit cost over fiscal 2020 are immaterial.

The Pension Plan

On January 30, 2019, our Board of Directors voted to terminate the Pension Plan. We settled all Pension Plan obligations during the third quarter of fiscal 2020 with the purchase of nonparticipating annuity contracts for plan participants. Consequently, we recognized a $520,000 settlement gain during the quarter, which is recorded in the “other income” line of our condensed consolidated statements of income. The $520,000 represented an amount recorded in accumulated other comprehensive income until the pension obligation was settled upon plan termination.

Summarized Pension Plan information as of February 2, 2020 (the measurement date) is as follows:

Pulaski Furniture Pension Plan
	Fifty-Two	Fifty-Three
	Weeks Ended	Weeks Ended
	February 2,	February 3,
	2020	2019
Change in benefit obligation:
Beginning projected benefit obligation	$10,906	$11,198
Acquisition
Service cost	-	-
Interest cost	303	415
Benefits paid	(522)	(708)
Settlement	(12,557)	-
Actuarial loss	1,870	1
Ending projected benefit obligation	$-	$10,906

Change in Plan Assets:
Beginning fair value of plan assets	$10,992	$8,757
Actual return on plan assets	1,960	23
Employer contributions	344	3,110
Actual expenses paid	(217)	(190)
Settlement	(12,557)	-
Actual benefits paid	(522)	(708)
Ending fair value of plan assets	$-	$10,992

Funded Status of the Plan	$-	$86

Discount rate used to value the ending benefit obligations:	N/A	3.80%

Amount recognized in the consolidated balance sheets:
Current liabilities (Accrued salaries, wages and benefits line)	$-	$86
Non-current liabilities (Deferred compensation line)	-	-
Net Asset/(Liability)	$-	$86

	Fifty-Two	Fifty-Three	Fifty-Two
	Weeks Ended	Weeks Ended	Weeks Ended
	February 2,	February 3,	January 28,
	2020	2019	2018
Net periodic benefit cost
Expected administrative expenses	$105	$280	$280
Interest cost	303	415	695
Net gain	(305)	(575)	(933)
Net periodic benefit cost	$103	$120	$42
Settlement/Curtailment Income	(193)	-	(562)
Total net periodic benefit cost (Income)	$(90)	$120	$(520)

Other changes recognized in other comprehensive income
Net (gain) loss arising during period	327	464	(590)
Amortization:
Gain	193	-	562
Total recognized in other comprehensive (income) loss	520	464	(28)

Total recognized in net periodic benefit cost and accumulated other comprehensive income	$430	$584	$(548)

Assumptions used to determine net periodic benefit cost:
Discount rate	3.80%	3.82%	4.14%
Increase in future compensation levels	N/A	N/A	N/A

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

During fiscal 2017, the Compensation Committee awarded performance grants for the 2018 fiscal year. The 2017 awards had a three-year performance period that ended on January 28, 2018. The performance criteria for these awards were met and were paid in April 2018. During fiscal 2018, fiscal 2019 and fiscal 2020, the Compensation Committee awarded performance grants that have three-year performance periods ending on February 3, 2019, February 2, 2020 and January 31, 2021, respectively. The following amounts were accrued in our consolidated balance sheets as of the fiscal period-end dates indicated:

	February 2,	February 3,
	2020	2019
Performance grants
Fiscal 2017 grant (Current liabilities, Accrued wages, salaries and benefits)	$-	$621
Fiscal 2018 grant (Current liabilities, Accrued wages, salaries and benefits)	333	468
Total performance grants accrued	$333	$1,089

NOTE 15 – SHARE-BASED COMPENSATION

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

We account for restricted stock awards as “non-vested equity shares” until the awards vest or are forfeited. Restricted stock awards to non-employee directors and certain other management employees vest if the director/employee remains on the board/employed through the specified vesting period for shares and may vest earlier upon certain events specified in the plan. For shares issued to non-employee directors during fiscal 2016 and after, there is a 12-month service period. The fair value of each share of restricted stock is the market price of our common shares on the grant date. The weighted average grant-date fair values of restricted stock awards issued during fiscal 2020 were $29.77, $29.21 and $19.87, during fiscal 2019 were $37.83 and $46.88, during fiscal 2018 were $31.45, $41.70 and $39.05, respectively.

The restricted stock awards outstanding as of February 2, 2020 had an aggregate grant-date fair value of $1.2 million, after taking vested and forfeited restricted shares into account. As of February 2, 2020, we have recognized non-cash compensation expense of approximately $654,000 related to these non-vested awards and $1.9 million for awards that have vested. The remaining $563,000 of grant-date fair value for unvested restricted stock awards outstanding at February 2, 2020 will be recognized over the remaining vesting periods for these awards. The number of outstanding restricted shares increased due primarily to grants of restricted shares to a larger population of our non-executive employees as an incentive for retention and alignment of individual performance to our values.

For each restricted stock issuance, the following table summarizes restricted stock activity, including the weighted average issue price of those shares on the grant date, the fair value of each grant of restricted stock on the grant date, compensation expense recognized for the unvested shares of restricted stock for each grant and the remaining fair value of the unvested shares of restricted stock for each grant as of February 2, 2020:

	Whole Number of Shares	Grant-Date Fair Value Per Share	Aggregate Grant-Date Fair Value	Compensation Expense Recognized	Grant-Date Fair Value Unrecognized At February 2, 2020

Previous Awards (vested)				$1,901

Restricted shares Issued on April 13, 2017	4,572	31.45	142	102	6
Forfeited	(1,058)		(34)

Restricted shares Issued on May 7, 2018	7,972	37.83	301	156	111
Forfeited	(886)		(34)

Restricted shares Issued on April 17, 2019	15,239	29.77	454	109	283
Forfeited	(2,058)		(62)

Restricted shares Issued on May 8, 2019	1,027	29.21	30	7	23

Restricted shares Issued on June 17, 2019	21,138	19.87	420	280	140

Awards outstanding at February 2, 2020:	45,946		$1,217	$654	$563

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

The following table presents RSU activities for the year ended February 2, 2020:

	Whole Number of Units	Grant-Date Fair Value Per Unit	Aggregate Grant-Date Fair Value	Compensation Expense Recognized	Grant-Date Fair Value Unrecognized At February 2, 2020

Previous Awards (vested)				$959

RSUs Awarded on April 15, 2017	6,258	$30.03	185	129	4
Forfeited	(2,687)		(52)

RSUs Awarded on June 4, 2018	6,032	$35.86	216	125	69
Forfeited	(616)		(22)

RSUs Awarded on April 17, 2019	10,196	$28.01	286	78	168
Forfeited	(1,441)		(40)

Awards outstanding at February 2, 2020:	17,742		$573	$332	$241

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

	Whole Number of Units	Grant-Date Fair Value Per Unit	Aggregate Grant-Date Fair Value	Compensation Expense Recognized	Grant-Date Fair Value Unrecognized At February 2, 2020

PSUs Awarded on June 4, 2018	22,499	$35.86	807	538	229
Forfeited	(893)		(40)

PSUs Awarded on April 17, 2019	36,412	$29.77	1,084	361	642
Forfeited	(2,700)		(81)

Awards outstanding at February 2, 2020:	55,318		$1,770	$899	$871

The number of RSUs and PSUs increased primarily due to the addition of three executive officers in the second quarter of fiscal 2019.

NOTE 16 – EARNINGS PER SHARE

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

We expect to continue to grant these types of awards annually in the future. The following table sets forth the number of outstanding restricted stock awards and RSUs and PSUs, net of forfeitures and vested shares, as of the fiscal period-end dates indicated:

	February 2,	February 3,	January 28,
	2020	2019	2018

Restricted shares	45,946	22,070	15,777
RSUs and PSUs	73,060	14,189	19,397
	119,006	36,259	35,174

All restricted shares, RSUs and PSUs awarded that have not yet vested are considered when computing diluted earnings per share. The following table sets forth the computation of basic and diluted earnings per share:

	Fifty-Two	Fifty-Three	Fifty-Two
	Weeks Ended	Weeks Ended	Weeks Ended
	February 2,	February 3,	January 28,
	2020	2019	2018

Net income	$17,083	$39,873	$28,250
Less: Dividends on unvested restricted shares	25	11	10
Net earnings allocated to unvested restricted stock	60	68	50
Earnings available for common shareholders	$16,998	$39,794	$28,190

Weighted average shares outstanding for basic earnings per share	11,784	11,759	11,633
Dilutive effect of unvested restricted stock awards	54	24	30
Weighted average shares outstanding for diluted earnings per share	11,838	11,783	11,663

Basic earnings per share	$1.44	$3.38	$2.42

Diluted earnings per share	$1.44	$3.38	$2.42

In fiscal year 2018, we issued 176,018 shares of common stock to the designees of SFI as partial consideration for the Shenandoah acquisition on September 29, 2017.

NOTE 17 – INCOME TAXES

Our provision for income taxes was as follows for the periods indicated:

	Fifty-Two	Fifty-Three	Fifty-Two
	Weeks Ended	Weeks Ended	Weeks Ended
	February 2,	February 3,	January 28,
	2020	2019	2018
Current expense
Federal	$2,312	$10,537	$12,022
Foreign	255	118	85
State	334	2,247	1,390
Total current expense	2,901	12,902	13,497

Deferred taxes
Federal	1,645	(963)	4,038
State	298	(222)	(13)
Total deferred taxes	1,943	(1,185)	4,025
Income tax expense	$4,844	$11,717	$17,522

Total tax expense for fiscal 2020 was $4.5 million, of which $4.8 million expense was allocated to continuing operations and $ 300,000 tax benefit was allocated to other comprehensive income. Total tax expense for fiscal 2019 was $11.6 million, of which $11.7 million expense was allocated to continuing operations and $73,000 tax benefit was allocated to other comprehensive income. Total tax expense for fiscal 2018 was $17.5 million, of which $17.5 million was allocated to continuing operations and $26,000 tax benefit was allocated to other comprehensive income.

The effective income tax rate differed from the federal statutory tax rate as follows for the periods indicated:

	Fifty-Two	Fifty-Three	Fifty-Two
	Weeks Ended	Weeks Ended	Weeks Ended
	February 2,	February 3,	January 28,
	2020	2019	2018

Income taxes at statutory rate	21.0%	21.0%	33.9%
Increase (decrease) in tax rate resulting from:
State taxes, net of federal benefit	2.4	3.2	2.0
Officer's life insurance	-1.1	-0.7	-0.6
Tax Cuts and Jobs Act of 2017	0.0	0.0	4.0
Other	-0.2	-0.8	-1.0
Effective income tax rate	22.1%	22.7%	38.3%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities for the period indicated were:

	February 2,	February 3,
	2020	2019
Assets
Deferred compensation	$2,673	$3,572
Allowance for bad debts	1,050	1,236
Employee benefits	607	335
Inventories	600	882
Capital loss carryover	393	339
Accrued liabilities	338	448
Deferred rent	231	168
Other	431	169
Total deferred tax assets	6,323	7,149
Valuation allowance	(393)	(339)
	5,930	6,810
Liabilities
Intangible assets	1,737	923
Property, plant and equipment	1,313	1,288
Unrecognized pension actuarial losses	-	77
Total deferred tax liabilities	3,050	2,288
Net deferred tax assets	$2,880	$4,522

At February 2, 2020 and February 3, 2019 our net deferred asset was $2.9 million and $4.5, respectively. The increase in the valuation allowance of $54,000 was due to foreign tax credit limitations. We expect to fully realize the benefit of the deferred tax assets, with the exception of the capital loss carry forward and foreign tax credit carry forward, in future periods when the amounts become deductible. The capital loss carry-forward is $1.4 million and expires in fiscal 2022. The foreign tax credit carry-forward is $54,000 and expires beginning in fiscal 2029.

Current accounting standards prescribe a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The guidance also addresses de-recognition, classification, interest and penalties, accounting in interim periods and disclosures.

A reconciliation of the beginning and ending amount of total unrecognized tax benefits for the fiscal years ended February 2, 2020 and February 3, 2019 are as follows:

	February 2,	February 3,
	2020	2019

Balance, beginning of year	$43	$91
Decrease related to prior year tax positions	(39)	(48)
Balance, end of year	$4	$43

The net unrecognized tax benefits as of February 2, 2020 which, if recognized, would affect our effective tax rate are $3,000. We expect that $4,000 of gross unrecognized tax benefits will decrease within the next year.

We have elected to classify interest and penalties recognized with respect to unrecognized tax benefits as income tax expense. Interest expense of $1,000 and $5,600 was accrued as of February 2, 2020 and February 3, 2019, respectively.

Tax years ending January 29, 2017, through February 2, 2020 remain subject to examination by federal and state taxing authorities.

NOTE 18 – SEGMENT INFORMATION

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

We continually monitor our reportable segments for changes in facts and circumstances to determine whether changes in the identification or aggregation of operating segments are necessary. In the fourth quarter of fiscal 2020, we updated our reportable segments as follows: Domestic upholstery producers Bradington-Young, Sam Moore and Shenandoah Furniture were moved from All other and aggregated into a new reportable segment called “Domestic Upholstery.” All Other now consists of H Contract and Lifestyle Brands. Lifestyle Brands is a business in its start-up phase targeted at the interior designer channel. The Hooker Branded and Home Meridian segments were unchanged. Therefore, for financial reporting purposes, we are organized into three reportable segments and “All Other”, which includes the remainder of our businesses:

■	Hooker Branded, consisting of the operations of our imported Hooker Casegoods and Hooker Upholstery businesses;
■

Home Meridian, a business acquired at the beginning of fiscal 2017, is a stand-alone, mostly autonomous business that serves a different type or class of customer than do our other operating segments and at much lower margins;

■	Domestic Upholstery, which includes the domestic upholstery manufacturing operations of Bradington-Young, Sam Moore and Shenandoah Furniture; and
■

All Other, consisting of H Contract and Lifestyle Brands, a new business started in late fiscal 2019. Neither of these operating segments were individually reportable; therefore, we combined them in “All Other” in accordance with ASC 280.

The following table presents segment information for the periods, and as of the dates, indicated. Prior-year information has been recast to reflect the changes in segments discussed above.

	Fifty-Two Weeks Ended		Fifty-Three Weeks Ended		Fifty-Two Weeks Ended
	February 2, 2020		February 3, 2019		January 28, 2018
		% Net		% Net		% Net
Net Sales		Sales		Sales		Sales
Hooker Branded	$161,990	26.4%	$178,710	26.2%	$166,754	26.9%
Home Meridian	340,630	55.8%	387,825	56.7%	365,472	58.9%
Domestic Upholstery	95,670	15.7%	106,580	15.6%	78,392	12.6%
All Other	12,534	2.1%	10,386	1.5%	10,014	1.6%
Consolidated	$610,824	100%	$683,501	100%	$620,632	100%

Gross Profit
Hooker Branded	$51,462	31.8%	$58,122	32.5%	$53,007	31.8%
Home Meridian	36,936	10.8%	62,850	16.2%	62,325	17.1%
Domestic Upholstery	21,120	22.1%	22,503	21.1%	16,228	20.7%
All Other	4,440	35.4%	3,512	33.8%	3,257	32.5%
Consolidated	$113,958	18.7%	$146,987	21.5%	$134,817	21.7%

Operating Income
Hooker Branded	$21,512	13.3%	$25,269	14.1%	$22,139	13.3%
Home Meridian	(7,169)	-2.1%	18,828	4.9%	17,828	4.9%
Domestic Upholstery	6,637	6.9%	7,607	7.1%	4,463	5.7%
All Other	1,727	13.8%	971	9.4%	1,024	10.2%
Consolidated	$22,707	3.7%	$52,675	7.7%	$45,454	7.3%

Capital Expenditures
Hooker Branded	$690		$843		$1,372
Home Meridian	496		534		1,098
Domestic Upholstery	3,914		3,807		696
All Other	29		30		-
Consolidated	$5,129		$5,214		$3,166

Depreciation & Amortization
Hooker Branded	$1,930		$1,979		$1,956
Home Meridian	2,218		2,407		2,716
Domestic Upholstery	2,938		3,049		1,968
All Other	14		7		7
Consolidated	$7,100		$7,442		$6,647

	As of February 2,		As of February 3,
	2020	%Total	2019	%Total
Assets		Assets		Assets
Hooker Branded	$144,112	45.0%	$109,702	37.3%
Home Meridian	138,313	43.2%	144,277	49.1%
Domestic Upholstery	36,085	11.3%	38,467	13.1%
All Other	1,769	0.6%	1,457	0.5%
Consolidated Assets	$320,279	100%	$293,903	100%
Consolidated Goodwill and Intangibles	73,429		75,813
Total Consolidated Assets	$393,708		$369,716

Sales by product type are as follows:

	Net Sales (in thousands)
	Fiscal
	2020		2019		2018

Casegoods	$397,192	65%	$417,677	61%	$404,808	65%
Upholstery	213,632	35%	265,824	39%	215,824	35%
	$610,824		$683,501		$620,632

No significant long-lived assets were held outside the United States at either February 2, 2020 or February 3, 2019. International customers accounted for 1.6% of consolidated invoiced sales in fiscal 2020, 1.2% fiscal 2019 and 2.5% of consolidated invoiced sales in fiscal 2018. We define international sales as sales outside of the United States and Canada.

NOTE 19 – COMMITMENTS, CONTINGENCIES AND OFF BALANCE SHEET ARRANGEMENTS

Commitments and Off-Balance Sheet Arrangements

We lease office space, warehousing facilities, showroom space and office equipment under leases expiring over the next five years. Rent expense was $11.2 million in fiscal 2020, $10.1 million in fiscal 2019, and $9.0 million in fiscal 2018. Future minimum annual commitments under leases and operating agreements are $8.7 million in fiscal 2021, $8.2 million in fiscal 2022, $6.6 million in fiscal 2023, $6.4 million in fiscal 2024 and $6.4 million in fiscal 2025.

We had letters of credit outstanding totaling $4.3 million on February 2, 2020. We utilize letters of credit to collateralize certain imported inventory purchases and certain insurance arrangements.

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

NOTE 20 – CONCENTRATIONS OF RISK

Imported Products Sourcing

We source imported products through multiple vendors, located in eight countries. Because of the large number and diverse nature of the foreign factories from which we can source our imported products, we have some flexibility in the placement of products in any particular factory or country.

Factories located in Vietnam and China are a critical resource for Hooker Furniture. In fiscal 2020, imported products sourced from Vietnam and China accounted for nearly all of our import purchases and our top five suppliers in those countries accounted for approximately half of our fiscal 2020 import purchases. A disruption in our supply chain from Vietnam or China could significantly impact our ability to fill customer orders for products manufactured at that factory or in that country.

Raw Materials Sourcing for Domestic Upholstery Manufacturing

Our five largest domestic upholstery suppliers accounted for 28% of our raw materials supply purchases for domestic upholstered furniture manufacturing operations in fiscal 2020. One supplier accounted for 8.1% of our raw material purchases in fiscal 2020. Should disruptions with these suppliers occur, we believe we could successfully source these products from other suppliers without significant disruption to our operations.

Concentration of Sales and Accounts Receivable

One customer accounted for nearly 11% of our consolidated sales in fiscal 2020. Our top five customers accounted for approximately 30% of our fiscal 2020 consolidated sales. The loss of any one or more of these customers could adversely affect our earnings, financial condition and liquidity. At February 2, 2020, 35% of our consolidated accounts receivable is concentrated in our top five customers. Should any one of these receivables become uncollectible, it would have an immediate and material adverse impact on our financial condition and liquidity.

NOTE 21 – CONSOLIDATED QUARTERLY DATA (Unaudited- see accompanying accountant’s report.)

	Fiscal Quarter
	First	Second	Third	Fourth
2020
Net sales	$135,518	$152,248	$158,176	$164,882
Cost of sales	110,001	123,422	129,777	133,665
Gross profit	25,517	28,826	28,399	31,217
Selling and administrative expenses	22,016	22,462	22,810	21,581
Net income	1,987	4,160	3,920	7,016
Basic earnings per share	$0.17	$0.35	$0.33	$0.59
Diluted earnings per share	$0.17	$0.35	$0.33	$0.59

2019
Net sales	$142,892	$168,661	$171,474	$200,475
Cost of sales	110,926	133,016	135,638	156,935
Gross profit	31,966	35,645	35,836	43,540
Selling and administrative expenses	21,990	23,184	22,979	23,777
Net income	7,154	8,693	9,332	14,691
Basic earnings per share	$0.61	$0.74	$0.79	$1.25
Diluted earnings per share	$0.61	$0.74	$0.79	$1.24

Earnings per share for each fiscal quarter is derived using the weighted average number of shares outstanding during that quarter. Earnings per share for each fiscal year is derived using the weighted average number of shares outstanding on an annual basis. Consequently, the sum of earnings per share for the quarters of a fiscal year may not equal earnings per share for the full fiscal year.

NOTE 22 – RELATED PARTY TRANSACTIONS

We lease the four properties utilized in Shenandoah’s operations. One of our employees has an ownership interest in the entities that own these properties. The leases commenced on September 29, 2017 and an option to renew each for an additional seven years. All four leases include annual rent escalation clauses with respect to minimum lease payments after the initial 84-month term of the lease is completed. In addition to monthly lease payments, we also incur expenses for property taxes, routine repairs and maintenance and other operating expenses.  We paid $821,000 in lease payments to these entities during fiscal 2020.

NOTE 23 – SUBSEQUENT EVENTS

Cash Dividend

On March 2, 2020, our Board of Directors declared a quarterly cash dividend of $0.16 per share, payable on March 31, 2020 to shareholders of record at March 17, 2020.

COVID-19

In late 2019, an outbreak of COVID-19 was identified and has subsequently been recognized as a global pandemic by the World Health Organization. Federal, state and local governments in the U.S and elsewhere have imposed restrictions on travel and business operations and are advising or requiring individuals to limit or eliminate time outside of their homes. Temporary closures of businesses have also been ordered in certain jurisdictions and other businesses have temporarily closed on a voluntarily basis. Consequently, the COVID-19 outbreak has severely restricted the level of economic activity in the U.S. and around the world.

Due to the aforementioned effects of COVID-19, we have seen decreased demand for home furnishings in our industry and for our company. We have also seen a spike in order cancellations over the last few weeks prior to filing this Annual Report, which has blunted some of the strong backlog we had at fiscal year-end. Some customers have taken or are expected to take extended payment terms and we expect cash collections to slow.

To begin to address the financial impact of the virus, we have delayed non-essential capital spending and have implemented other cost-cutting measures, including abbreviated shifts, furloughs, the temporary closure of our domestic manufacturing plants, staff reductions, temporary fee reductions for Board of Directors, temporary salary reductions for officers and other managers, rationalizing current import purchase orders and working with our vendors to cut costs and extend payment terms where we can.

We expect sales and earnings to be down materially in the fiscal 2021 first quarter and for fiscal 2021, both as compared to prior-year periods, but we are unable to reasonably estimate the extent of those decreases. Additionally, we note we have limited insight into the extent to which our business may be impacted by the COVID-19 pandemic and there are many unknowns including the severity and duration of the current crisis. Further delays in the receipt of goods and other unanticipated impacts to our supply chain, including on direct imports or goods purchased domestically, or our customers, could have a more significant impact on our future business (including sales and earnings).

We continue to monitor the situation closely and may implement further measures to provide additional financial flexibility as we work to protect our cash position and liquidity.