Form 10-Q
period 2020-05-03
HOOKER FURNITURE CORP
filed 2020-07-27
CIK 1077688

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended May 3, 2020

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

As of July 21, 2020, there were 11,889,968 shares of the registrant’s common stock outstanding.

EXPLANATORY NOTE

Reliance on SEC Relief from Filing Requirements

On March 25, 2020, the U.S. Securities and Exchange Commission (the “SEC”) issued an order under Section 36 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and certain rules thereunder (Release No. 34-88465) (the “Order”), which allows a registrant to delay the filing of certain reports under the Exchange Act by up to 45 days after the original due date of such report if a registrant is unable to meet the filing deadline due to circumstances related to the COVID-19 pandemic. The Order extends the deadlines for certain required filings under the Exchange Act, including Form 10-Q, by up to 45 days after the original filing deadline. Hooker Furniture Corporation (the “Company”) is relying on the Order and therefore delayed the filing of this Quarterly Report on Form 10-Q for the period ended May 3, 2020, which was originally due on June 12, 2020, due to circumstances related to the COVID-19 pandemic.

On June 12, 2020, the Company filed a Current Report on Form 8-K stating that the preparation of the Company’s Quarterly Report on Form 10-Q was delayed due to circumstances related to the COVID-19 pandemic. The adverse economic effects brought on by the COVID-19 pandemic, including reductions in the Company’s sales, earnings, and market value, as well as other changing market dynamics, triggered an interim impairment assessment and required the Company to perform a valuation of its intangible assets, such as goodwill and trade names. The Company required additional time to complete its analysis and valuation which it has now completed.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

HOOKER FURNITURE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

As of	May 3,	February 2,
	2020	2020
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$51,240	$36,031
Trade accounts receivable, net	63,852	87,653
Inventories	82,050	92,813
Income tax recoverable	1,618	751
Prepaid expenses and other current assets	5,545	4,719
Total current assets	204,305	221,967
Property, plant and equipment, net	29,256	29,907
Cash surrender value of life insurance policies	25,603	24,888
Deferred taxes	12,905	2,880
Operating leases right-of-use assets	37,786	39,512
Intangible assets, net	28,025	33,371
Goodwill	490	40,058
Other assets	1,112	1,125
Total non-current assets	135,177	171,741
Total assets	$339,482	$393,708

Liabilities and Shareholders’ Equity
Current liabilities
Current portion of term loans	$28,170	$5,834
Trade accounts payable	13,396	25,493
Accrued salaries, wages and benefits	3,271	4,933
Customer deposits	4,024	3,351
Current portion of lease liabilities	6,162	6,307
Other accrued expenses	2,490	4,211
Total current liabilities	57,513	50,129
Long term debt	-	24,282
Deferred compensation	11,310	11,382
Lease liabilities	32,581	33,794
Total long-term liabilities	43,891	69,458
Total liabilities	101,404	119,587

Shareholders’ equity
Common stock, no par value, 20,000 shares authorized, 11,871 and 11,838 shares issued and outstanding on each date	52,187	51,582
Retained earnings	186,540	223,252
Accumulated other comprehensive loss	(649)	(713)
Total shareholders’ equity	238,078	274,121
Total liabilities and shareholders’ equity	$339,482	$393,708

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

HOOKER FURNITURE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Thirteen Weeks Ended
	May 3,	May 5,
	2020	2019

Net sales	$104,597	$135,518

Cost of sales	85,944	110,001

Gross profit	18,653	25,517

Selling and administrative expenses	19,177	22,016
Goodwill impairment charges	39,568	-
Trade name impairment charges	4,750	-
Intangible asset amortization	596	596

Operating (loss)/income	(45,438)	2,905

Other expense, net	(42)	(62)
Interest expense, net	208	341

(Loss)/income before income taxes	(45,688)	2,502

Income tax (benefit)/expense	(10,869)	515

Net (loss)/income	$(34,819)	$1,987

(Loss) / earnings per share
Basic	$(2.95)	$0.17
Diluted	$(2.95)	$0.17

Weighted average shares outstanding:
Basic	11,798	11,769
Diluted	11,798	11,805

Cash dividends declared per share	$0.16	$0.15

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

HOOKER FURNITURE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS)/INCOME
(In thousands)
(Unaudited)

	Thirteen Weeks Ended
	May 3,	May 5,
	2020	2019

Net (loss)/Income	$(34,819)	$1,987
Other comprehensive income (loss):
Amortization of actuarial loss	84	37
Income tax effect on amortization	(20)	(9)
Adjustments to net periodic benefit cost	64	28

Total Comprehensive (Loss)/Income	$(34,755)	$2,015

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

HOOKER FURNITURE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the
	Thirteen Weeks Ended
	May 3,	May 5,
	2020	2019
Operating Activities:
Net (loss)/income	$(34,819)	$1,987
Adjustments to reconcile net income to net cash provided by operating activities:
Goodwill and intangible asset impairment charges	44,318	-
Depreciation and amortization	1,685	1,716
Gain on disposal of assets	-	(274)
Deferred income tax expense	(10,045)	2,344
Noncash restricted stock and performance awards	605	463
(Benefit from)/provision for doubtful accounts and sales allowances	(328)	862
Gain on life insurance policies	(571)	(555)
Changes in assets and liabilities:
Trade accounts receivable	24,129	33,451
Inventories	10,763	(5,561)
Income tax recoverable	(867)	-
Prepaid expenses and other current assets	(1,468)	(3,186)
Trade accounts payable	(12,149)	(8,165)
Accrued salaries, wages, and benefits	(1,661)	(3,266)
Accrued income taxes	-	(1,867)
Customer deposits	673	3,117
Operating lease liabilities	367	(167)
Other accrued expenses	(1,720)	(664)
Deferred compensation	12	51
Net cash provided by operating activities	$18,924	$20,286

Investing Activities:
Purchases of property and equipment	(380)	(1,527)
Proceeds received on notes from sale of assets	-	1,449
Premiums paid on life insurance policies	(162)	(157)
Proceeds received on life insurance policies	673	-
Net cash provided/(used in) by investing activities	131	(235)

Financing Activities:
Payments for long-term debt	(1,952)	(1,464)
Cash dividends paid	(1,894)	(1,768)
Cash used in financing activities	(3,846)	(3,232)

Net increase in cash and cash equivalents	15,209	16,819
Cash and cash equivalents - beginning of year	36,031	11,435
Cash and cash equivalents - end of quarter	$51,240	$28,254

Supplemental disclosure of cash flow information:
Cash paid for interest, net	$240	$329
Cash paid for income taxes	43	38

Non-cash transactions:
Decrease in lease liabilities arising from obtaining right-of-use assets	$(3)	$-
Increase in property and equipment through accrued purchases	51	743

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

HOOKER FURNITURE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands, except per share data)
(Unaudited)

				Accumulated
				Other	Total
	Common Stock		Retained	Comprehensive	Shareholders'
	Shares	Amount	Earnings	Income (loss)	Equity
Balance at February 3, 2019	11,785	$49,549	$213,380	$247	$263,176
Net income			1,987		1,987
Unrealized loss on defined benefit plan, net of tax of $9				28	28
Cash dividends paid and accrued ($0.15 per share)			(1,768)		(1,768)
Restricted stock grants, net of forfeitures	31	344			344
Restricted stock compensation cost		174			174
Recognition of PSUs as equity-based awards		681			681
Balance at May 5, 2019	11,816	$50,748	$213,599	$275	$264,622

Balance at February 2, 2020	11,838	$51,582	$223,252	$(713)	$274,121
Net loss			(34,819)		(34,819)
Unrealized loss on defined benefit plan, net of tax of $20				64	64
Cash dividends paid and accrued ($0.16 per share)			(1,893)		(1,893)
Restricted stock grants, net of forfeitures	33	169			169
Restricted stock compensation cost		218			218
Recognition of PSUs as equity-based awards		218			218
Balance at May 3, 2020	11,871	$52,187	$186,540	$(649)	$238,078

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

HOOKER FURNITURE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar and share amounts in tables, except per share amounts, in thousands unless otherwise indicated)

(Unaudited)

For the Thirteen Weeks Ended May 3, 2020

1.	Preparation of Interim Financial Statements

The condensed consolidated financial statements of Hooker Furniture Corporation and subsidiaries (referred to as “we,” “us,” “our,” “Hooker” or the “Company”) have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, these statements include all adjustments necessary for a fair statement of the results of all interim periods reported herein. All such adjustments are of a normal recurring nature. Certain information and footnote disclosures prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) are condensed or omitted pursuant to SEC rules and regulations. However, we believe that the disclosures made are adequate for a fair presentation of our results of operations and financial position. These financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in our annual report on Form 10-K for the fiscal year ended February 2, 2020 (“2020 Annual Report”). The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect both the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from our estimates. Operating results for the interim periods reported herein may not be indicative of the results expected for the fiscal year.

The financial statements contained herein are being filed as part of a quarterly report on Form 10-Q covering the thirteen-week period (also referred to as “three months,” “three-month period,” “quarter,” “first quarter” or “quarterly period”) that began February 3, 2020 and ended May 3, 2020. This report discusses our results of operations for this period compared to the thirteen-week period that began February 4, 2019 and ended May 5, 2019; and our financial condition as of May 3, 2020 compared to February 2, 2020.

References in these notes to the condensed consolidated financial statements of the Company to:

■	the 2021 fiscal year and comparable terminology mean the fifty-two-week fiscal year that began February 3, 2020 and will end January 31, 2021; and

■	the 2020 fiscal year and comparable terminology mean the fifty-two-week fiscal year that began February 4, 2019 and ended February 2, 2020.

We continually monitor our reportable segments for changes in facts and circumstances to determine whether changes in the identification or aggregation of operating segments are necessary. In the fourth quarter of fiscal 2020, we updated our reportable segments. Consequently, the segment disclosures in this filing have been recast to reflect these changes and therefore differ from prior quarterly filings. See Note 13 Segment Information for additional details.

2.      Recently Adopted Accounting Policies

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326). This update seeks to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments, including trade receivables, and other commitments to extend credit held by a reporting entity at each reporting date. The amendments require an entity to replace the incurred loss impairment methodology in current GAAP with a methodology that reflects current expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The amendments are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. We adopted the provisions of Topic 326 on February 3, 2020, the first day of our 2021 fiscal year. The adoption of this standard did not have a material effect on our condensed consolidated financial statements or results of operations. We will continue to actively monitor the impact of the COVID-19 pandemic on expected credit losses.

In December 2019, the FASB issued ASU 2019-12, Income Tax (Topic 740) – Simplifying the Accounting for Income Taxes. The amendments in this Update simplify the accounting for income taxes by removing certain exceptions for intraperiod tax allocation, the recognition of deferred tax liabilities after an investment in a foreign entity transitions to or from the equity method, and the general methodology for calculating income taxes in an interim period when a year-to-date loss exceeds the anticipated loss for the year. The amendments also introduce new guidance on determining how to apply the income tax guidance to franchise taxes that are partially based on income, clarifying the accounting for transactions that result in a step-up in the tax basis of goodwill, and the effect of an enacted change in tax laws or rates in the annual effective tax rate computation in the interim period. The amendments are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. We elected to adopt ASU 2019-12 on February 3, 2020, the first day of our 2021 fiscal year. The adoption of this standard impacted our condensed consolidated balance sheets and statements of operations by $4.0 million. See Note 12 Income Taxes for additional details.

3.     Accounts Receivable

	May 3,	February 2,
	2020	2020

Trade accounts receivable	$68,204	$91,261
Receivable from factor	$5	$788
Other accounts receivable allowances	(2,881)	(3,493)
Allowance for doubtful accounts	(1,476)	(903)
Accounts receivable	$63,852	$87,653

“Receivable from factor” represented amounts due with respect to factored accounts receivable. The agreement was discontinued in early fiscal 2021.

4.     Inventories

	May 3,	February 2,
	2020	2020
Finished furniture	$95,628	$106,495
Furniture in process	1,323	1,304
Materials and supplies	8,495	8,479
Inventories at FIFO	105,446	116,278
Reduction to LIFO basis	(23,396)	(23,465)
Inventories	$82,050	$92,813

5.     Property, Plant and Equipment

	Depreciable Lives	May 3,	February 2,
	(In years)	2020	2020

Buildings and land improvements	15 - 30	$31,316	$31,316
Computer software and hardware	3 - 10	19,219	19,166
Machinery and equipment	10	9,304	9,271
Leasehold improvements	Term of lease	9,737	9,737
Furniture and fixtures	3 - 10	2,599	2,597
Other	5	651	651
Total depreciable property at cost		72,826	72,738
Less accumulated depreciation		45,172	44,089
Total depreciable property, net		27,654	28,649
Land		1,077	1,077
Construction-in-progress		525	181
Property, plant and equipment, net		$29,256	$29,907

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

As of May 3, 2020 and February 2, 2020, Company-owned life insurance was measured at fair value on a recurring basis based on Level 2 inputs. The fair value of the Company-owned life insurance is determined by inputs that are readily available in public markets or can be derived from information available in publicly quoted markets. Additionally, the fair value of the Company-owned life insurance is marked to market each reporting period and any change in fair value is reflected in income for that period.

Our assets measured at fair value on a recurring basis at May 3, 2020 and February 2, 2020, were as follows:

	Fair value at May 3, 2020				Fair value at February 2, 2020
Description	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets measured at fair value
Company-owned life insurance	$-	$25,603	$-	$25,603	$-	$24,888	$-	$24,888

7.     Intangible Assets

The adverse economic effects brought on by the COVID-19 pandemic, including reductions in our sales, earnings, and market value, as well as other changing market dynamics, required that we perform a valuation of our intangible assets. We hired an external service provider to perform the valuation of our goodwill and intangible assets..

The calculation methodology for the fair value of our Home Meridian segment and the Shenandoah division of our Domestic Upholstery segment included three approaches: the Discounted Cash Flow Method (DCF) which was given the largest weighting, the Guideline Public Company Method (GPCM) based on the consideration of the facts of the Company’s peer competitors and the Guideline Transaction Method (GTM) based on consideration of transactions with varying risk profiles, geographies and market conditions.

The Discounted Cash Flow Method was used as the valuation methodology for our trade names and trademarks, based on cash flow projections and growth rates for each trade name for five years in the future provided by management, and a royalty rate benchmark for companies with similar activities.

As a result of our intangible asset valuation analysis, we recorded $44.3 million non-cash impartment charges including $23.2 million to Home Meridian goodwill, $16.4 million to Shenandoah goodwill, and $4.8 million to certain of Home Meridian segment’s trade names.

		May 3, 2020			February 2, 2020
Non-amortizable Intangible Assets	Segment	Beginning Balance	Impairment Charges	Net Book Value	Beginning Balance	Impairment Charges	Net Book Value
Goodwill	Home Meridian	$23,187	$(23,187)	$-	$23,187	$-	$23,187
Goodwill	Domestic Upholstery	16,871	(16,381)	490	16,871	-	16,871
Total Goodwill		40,058	(39,568)	490	40,058	-	40,058

Trademarks and trade names - Home Meridian	Home Meridian	11,400	(4,750)	6,650	11,400	-	11,400
Trademarks and trade names - Bradington-Young	Domestic Upholstery	861	-	861	861	-	861
Trademarks and trade names - Sam Moore	Domestic Upholstery	396	-	396	396	-	396
Total Trademarks and trade names		$12,657	$(4,750)	$7,907	$12,657	$-	$12,657

Total non-amortizable assets		$52,715	$(44,318)	$8,397	$52,715	$-	$52,715

Our amortizable intangible assets are recorded in our Home Meridian and Domestic Upholstery segments. The carrying amounts and changes therein of those amortizable intangible assets were as follows:

	Amortizable Intangible Assets
	Customer
	Relationships	Trademarks	Totals

Balance at February 2, 2020	$19,996	$718	$20,714
Amortization	(581)	(15)	(596)
Balance at May 3, 2020	$19,415	$703	$20,118

For the remainder of fiscal 2021, amortization expense is expected to be approximately $1.8 million.

8.      Leases

In fiscal 2020, we adopted Accounting Standards Codification Topic 842 Leases. We recognized $144,000 sub-lease income for the three-month period ended May 3, 2020. The components of lease cost and supplemental cash flow information for leases for the three-months ended May 3, 2020 were:

	13 Weeks Ended	13 Weeks Ended
	May 3, 2020	May 5, 2019
Operating lease cost	$2,100	$2,076
Variable lease cost	46	-
Short-term lease cost	116	113
Total operating lease cost	$2,262	$2,189

Operating cash outflows	$1,852	$2,386

The right-of-use assets and lease liabilities recorded on our Condensed Consolidated Balance Sheets as of May 3, 2020 were:

	May 3, 2020	February 2, 2020
Real estate	$36,585	$38,175
Property and equipment	1,201	1,337
Total operating leases right-of-use assets	$37,786	$39,512

Current portion of operating lease liabilities	$6,162	$6,307
Long term operating lease liabilities	32,581	33,794
Total operating lease liabilities	$38,743	$40,101

The weighted-average remaining lease term is 7.3 years. We used our incremental borrowing rate which is LIBOR plus 1.5% at the adoption date. The weighted-average discount rate is 3.99%.

The following table reconciles the undiscounted future lease payments for operating leases to the operating lease liabilities recorded in the condensed consolidated balance sheets on May 3, 2020:

Undiscounted Future Operating Lease Payments
Remainder of 2020	$6,051
2021	7,182
2022	5,588
2023	5,333
2024	5,280
2025 and thereafter	15,205
Total lease payments	$44,639
Less: impact of discounting	(5,896)
Present value of lease payments	$38,743

Due to the COVID-19 pandemic, we received concessions on several of our leases, including changes in lease terms and deferred rent payments. We accounted for the concessions as lease modifications. None of the modifications had a material effect on our condensed consolidated financial statements or results of operations. As of May 3, 2020, we did not have any additional operating or finance leases that had not yet commenced.

9.     Long-Term Debt

As of May 3, 2020, we had an aggregate $25.7 million available under the Existing Revolver to fund working capital needs. Standby letters of credit in the aggregate amount of $4.3 million, used to collateralize certain insurance arrangements and for imported product purchases, were outstanding under the revolving credit facility as of May 3, 2020. There were no additional borrowings outstanding under the Existing Revolver as of May 3, 2020.

We currently have one unsecured term loan and one secured term loan outstanding and a revolving credit facility. The term loans are related to the Home Meridian acquisition. The full remaining principal amounts of $28.2 million on our term loans are due on February 1, 2021. We expect to refinance the balance of our term loans and any balance due under our revolving credit facility (currently $0) during fiscal 2021.

10.     Employee Benefit Plans

We maintain two “frozen” retirement plans, which are paying benefits and may include active employees among the participants. We do not expect to add participants to these plans in the future. The two plans include:

■	a supplemental retirement income plan (“SRIP”) for certain former and current executives of Hooker Furniture Corporation; and
■	the Pulaski Furniture Corporation Supplemental Executive Retirement Plan (“SERP”) for certain former executives.

	Thirteen Weeks Ended
	May 3,	May 5,
	2020	2019
Net periodic benefit costs
Service cost	32	26
Interest cost	74	205
Actuarial loss	84	37
Expected return on pension plan assets	-	(101)
Expected administrative expenses	-	97

Consolidated net periodic benefit costs	$190	$264

The SRIP and SERP plans are unfunded plans. We paid $178,000 in the first quarter of fiscal 2021 and expect to pay a total of approximately $551,000 in benefit payments from our general assets during the remainder of fiscal 2021 to fund SRIP and SERP payments.

11.     Earnings Per Share

We refer you to the discussion of Earnings Per Share in Note 2. Summary of Significant Accounting Policies, in the financial statements included in our 2020 Annual Report, for additional information concerning the calculation of earnings per share.

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

	May 3,	February 2,
	2020	2020

Restricted shares	60	46
RSUs and PSUs	159	76
	219	122

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

All restricted shares, RSUs and PSUs awarded that have not yet vested are considered when computing diluted earnings per share. The following table sets forth the computation of basic and diluted earnings per share:

	Thirteen Weeks Ended
	May 3,	May 5,
	2020	2019

Net (loss)/ income	$(34,819)	$1,987
Less: Unvested participating restricted stock dividends	8	4
Net earnings allocated to unvested participating restricted stock	-	4
(Loss)/earnings available for common shareholders	(34,827)	1,979

Weighted average shares outstanding for basic earnings per share	11,798	11,769
Dilutive effect of unvested restricted stock, RSU and PSU awards*	-	36
Weighted average shares outstanding for diluted earnings per share	11,798	11,805

Basic (loss) / earnings per share	$(2.95)	$0.17

Diluted (loss) / earnings per share	$(2.95)	$0.17

*Due to the net loss recorded in the fiscal 2021 first quarter, approximately 36,000 potentially dilutive shares would have been antidilutive and are therefore excluded from the calculation above.

12.    Income Taxes

We recorded income tax benefit of $10.9 million for the fiscal 2021 first quarter, of which income tax benefit of $10.6 million was recorded related to goodwill and trade name impairment charges, compared to $515,000 income tax expense for the comparable prior year period. The effective tax rates for the fiscal 2021 and 2020 first quarters were 23.8% and 20.6%, respectively.

An entity is required to make its best estimate of the annual effective tax rate for the full fiscal year at the end of each interim period and to use this rate to calculate its income taxes on a year-to-date basis. Under the current income tax guidance, there is an exception that when the year-to-date loss for an interim period exceeds the projected loss for the full fiscal year, the income tax benefit recognized year-to-date is limited to the amount of benefit that would be recognized if the year-to-date loss were the anticipated loss for the full fiscal year. ASU 2019-12 removes this exception and no longer limits the computed benefit. We elected to early adopt ASU 2019-12 in the first quarter of fiscal 2021 and recognized an additional $4.0 million of tax benefit that exceeds our anticipated annual income tax benefit.

The net unrecognized tax benefits as of May 3, 2020 and February 2, 2020, which, if recognized, would affect our effective tax rate are $3,000.

Tax years ending January 29, 2017 through February 2, 2020 remain subject to examination by federal and state taxing authorities.

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

The following table presents segment information for the periods, and as of the dates, indicated. Prior-year information has been recast to reflect the changes in segments discussed above:

	Thirteen Weeks Ended
	May 3, 2020		May 5, 2019
		% Net		% Net
Net Sales		Sales		Sales
Hooker Branded	$27,162	26.0%	$39,600	29.2%
Home Meridian	57,665	55.1%	67,630	49.9%
Domestic Upholstery	16,783	16.0%	25,324	18.7%
All Other	2,987	2.9%	2,964	2.2%
Consolidated	$104,597	100.0%	$135,518	100.0%

Gross Profit
Hooker Branded	$8,005	29.5%	$12,556	31.7%
Home Meridian	6,809	11.8%	5,903	8.7%
Domestic Upholstery	2,783	16.6%	6,002	23.7%
All Other	1,056	35.4%	1,056	35.6%
Consolidated	$18,653	17.8%	$25,517	18.8%

Operating (loss)/Income
Hooker Branded	$1,333	4.9%	$5,177	13.1%
Home Meridian	(30,348)	-52.6%	(4,993)	-7.4%
Domestic Upholstery	(16,810)	-100.2%	2,292	9.1%
All Other	387	12.9%	429	14.5%
Consolidated	$(45,438)	-43.4%	$2,905	2.1%

Capital Expenditures
Hooker Branded	$53		$125
Home Meridian	89		117
Domestic Upholstery	238		1,285
All Other	-		-
Consolidated	$380		$1,527

Depreciation
& Amortization
Hooker Branded	$455		$492
Home Meridian	528		531
Domestic Upholstery	699		690
All Other	3		3
Consolidated	$1,685		$1,716

	As of May 3,		As of February 2,
	2020	%Total	2020	%Total
Identifiable Assets		Assets		Assets
Hooker Branded	$153,298	49.3%	$144,112	45.0%
Home Meridian	111,905	36.0%	138,313	43.2%
Domestic Upholstery	43,840	14.1%	36,085	11.3%
All Other	1,924	0.6%	1,769	0.5%
Consolidated	$310,967	100.0%	$320,279	100.0%
Consolidated Goodwill and Intangibles	28,515		73,429
Total Consolidated Assets	$339,482		$393,708

Sales by product type are as follows:

	Net Sales (in thousands)
	Thirteen Weeks Ended
	May 3, 2020	%Total	May 5, 2019	%Total
Casegoods	$63,602	61%	$84,464	62%
Upholstery	40,995	39%	51,054	38%
	$104,597	100%	$135,518	100%

14.     Subsequent Events

Dividends

On June 2, 2020, our board of directors declared a quarterly cash dividend of $0.16 per share, which was paid on June 30, 2020 to shareholders of record at June 16, 2020.

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

Forward-Looking Statements

Certain statements made in this report, including statements under Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in the notes to the consolidated financial statements included in this report, are not based on historical facts, but are forward-looking statements.  These statements reflect our reasonable judgment with respect to future events and typically can be identified by the use of forward-looking terminology such as “believes,” “expects,” “projects,” “intends,” “plans,” “may,” “will,” “should,” “would,” “could” or “anticipates,” or the negatives thereof, or other variations thereof, or comparable terminology, or by discussions of strategy.  Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements.  Those risks and uncertainties include but are not limited to:

■

The effect and consequences of the coronavirus (COVID-19) pandemic or future pandemics on a wide range of matters including U.S. and local economies; our business operations and continuity; the health and productivity of our employees; and the impact on our supply chain, the retail environment and our customer base;

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

■	the risks specifically related to the concentrations of a material part of our sales and accounts receivable in only a few customers;

■	our inability to collect amounts owed to us or significant delays in collecting such amounts;

■

the interruption, inadequacy, security breaches or integration failure of our information systems or information technology infrastructure, related service providers or the internet or other related issues including unauthorized disclosures of confidential information or inadequate levels of cyber-insurance or risks not covered by cyber insurance;

■	achieving and managing growth and change, and the risks associated with new business lines, acquisitions, restructurings, strategic alliances and international operations;

■	higher than expected employee medical and workers’ compensation costs that may increase the cost of our high-deductible healthcare and workers compensation plans;

■	product liability claims;

■	risks related to our other defined benefit plans;

■	the impairment of our long-lived assets, which can result in reduced earnings and net worth;

■	capital requirements and costs, including the servicing of our floating-rate term loans;

■	risks associated with distribution through third-party retailers, such as non-binding dealership arrangements;

■	the cost and difficulty of marketing and selling our products in foreign markets;

■	changes in domestic and international monetary policies and fluctuations in foreign currency exchange rates affecting the price of our imported products and raw materials;

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

Also, our business is subject to a number of significant risks and uncertainties any of which can adversely affect our business, results of operations, financial condition or future prospects. For a discussion of risks and uncertainties that we face, see the Forward-Looking Statements detailed above and Item 1A, “Risk Factors” in our 2020 annual report on Form 10-K (the “2020 Annual Report”).

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

This quarterly report on Form 10-Q includes our unaudited condensed consolidated financial statements for the thirteen-week period (also referred to as “three months,” “three-month period,” “quarter,” “first quarter” or “quarterly period”) that began February 3, 2020 and ended May 3, 2020. This report discusses our results of operations for this period compared to the 2020 fiscal year thirteen-week period that began February 4, 2019 and ended May 5, 2019; and our financial condition as of May 3, 2020 compared to February 2, 2020.

References in this report to:

■	the 2021 fiscal year and comparable terminology mean the fiscal year that began February 3, 2020 and will end January 31, 2021; and

■	the 2020 fiscal year and comparable terminology mean the fiscal year that began February 4, 2019 and ended February 2, 2020.

Dollar amounts presented in the tables below are in thousands except for per share data.

The following discussion should be read in conjunction with the condensed consolidated financial statements, including the related notes, contained elsewhere in this quarterly report. We also encourage users of this report to familiarize themselves with all of our recent public filings made with the Securities and Exchange Commission (“SEC”), especially our 2020 Annual Report. Our 2020 Annual Report contains critical information regarding known risks and uncertainties that we face, critical accounting policies and information on commitments and contractual obligations that are not reflected in our condensed consolidated financial statements, as well as a more thorough and detailed discussion of our corporate strategy and new business initiatives.

Our 2020 Annual Report and our other public filings made with the SEC are available, without charge, at www.sec.gov and at http://investors.hookerfurniture.com.

Overview

Hooker Furniture Corporation, incorporated in Virginia in 1924, is a designer, marketer and importer of casegoods (wooden and metal furniture), leather furniture and fabric-upholstered furniture for the residential, hospitality and contract markets. We also domestically manufacture premium residential custom leather and custom fabric-upholstered furniture. We are ranked among the nation’s top five largest publicly traded furniture sources, based on 2019 shipments to U.S. retailers, according to a 2020 survey by a leading trade publication.

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

We believe our acquisition of Home Meridian has better positioned us in some of the fastest growing and advantaged channels of distribution, including e-commerce, warehouse membership clubs and hospitality furniture. While growing faster than industry average, these channels tend to operate at lower margins.

We also believe our acquisition of Shenandoah Furniture, a North Carolina-based domestic upholsterer has better positioned us in the “lifestyle specialty” retail distribution channel. For that channel, domestically- produced, customizable upholstery is extremely viable and preferred by the end consumers who shop at retailers in that channel.

COVID-19

During the fiscal 2021 first quarter, COVID-19 was recognized as a global pandemic. Federal, state and local governments in the U.S and elsewhere have imposed restrictions on travel and business operations and are advising or requiring individuals to limit or eliminate time outside of their homes. Temporary closures of certain businesses were also ordered in certain jurisdictions and other businesses temporarily closed voluntarily. Consequently, the COVID-19 outbreak severely restricted the level of economic activity in the U.S. and around the world.

We monitor information on COVID-19 from the Centers for Disease Control and Prevention (“CDC”) and believe we are adhering to their recommendations regarding the health and safety of our personnel. To address the potential human impact of the virus, most of our administrative staff are telecommuting. For those administrative staff not telecommuting and our warehouse and domestic manufacturing employees, we have implemented social distancing and mask policies, instituted daily temperature checks  and have stepped-up facility cleaning at each location. Non-essential domestic travel for our employees has ceased and international travel has been prohibited outright. Testing and treatment for COVID-19 is covered 100% under our medical plan and counseling is available through our employee assistance plan to assist employees with financial, mental and emotional stress related to the virus and other issues. In addition, we are offering temporary paid leave to employees diagnosed with the virus (and those associates with another diagnosed person or persons in their household) and are working to accommodate associates with child-care issues related to school or day-care closures and anticipated re-openings.

To address the financial impact of the virus, we have delayed non-essential capital spending and have implemented other cost-cutting measures, including abbreviated shifts, furloughs, the temporary closure of our domestic manufacturing plants, staff reductions, temporary fee reductions for our Board of Directors, temporary salary reductions for officers and other managers, rationalizing current import purchase orders and we are working with our vendors to cut costs and extend payment terms where we can.

Demand for home furnishings appears to be increasing as order rates in all divisions have increased. Orders plummeted over 70% year over year in March and approximately 65% year over year in April. Cancellations of stock orders by large customers and deferred orders from retailers who closed their stores during the shutdown partially drove the steep declines. Orders declined significantly during the first few weeks of May but then recovered resulting in an about a 5% overall reduction for the full month compared to the prior year. Fiscal June and July orders have continued this positive trend.

Executive Summary-Results of Operations

Consolidated net sales for the fiscal 2021 first quarter decreased by $30.9 million or 22.8% as compared to the prior year period, from $135.5 million to $104.6 million. Nearly 50% of the sales decrease occurred in April, the first full month we operated under COVID-19 crisis conditions, which caused greatly reduced demand for our products. We experienced significant sales decreases in all three reportable segments during the fiscal 2021 first quarter. Hooker Branded’s net sales decreased by $12.4 million or 31.4%, Home Meridian’s net sales decreased by $10.0 million or 14.7% and Domestic Upholstery’s net sales decreased by $8.5 million or 33.7%. All Other net sales stayed essentially flat, all as compared to the fiscal 2020 first quarter.

The adverse economic effects brought on by the COVID-19 pandemic triggered an interim intangible asset impairment analysis which required us to perform a valuation of our intangible assets. As a result of the valuation analysis, we recorded $44.3 million in non-cash impairment charges to write down goodwill and tradenames in our Home Meridian segment and goodwill in the Shenandoah division of our Domestic Upholstery segment. Our stock price was near a six-year low at the impairment measurement date at the end of the fiscal 2021 first quarter, which was near the zenith of the COVID-19 crisis to that point. Our deflated quarter-end market valuation was one of the primary inputs in the valuation analysis and the analysis indicated these assets were impaired and it was appropriate to write them down.

Primarily due to the impairment charge, but also due to lower sales, and despite cost cutting measures (described further on page 23), for the first time since the housing crisis over a decade ago, we reported quarterly operating and net losses in the fiscal 2021 first quarter. Consolidated net loss was $34.8 million compared to $2.0 million of net income reported in the fiscal 2020 first quarter. Loss per share was $2.95 as compared to earnings per share of $0.17 in the comparable prior year period.

As discussed in greater detail under “Results of Operations” below, the following are the primary factors that affected our consolidated fiscal 2021 first quarter results of operations:

■

Gross profit. Consolidated gross profit decreased both in absolute terms and as a percentage of net sales, due to decreased gross profit at Hooker Branded and Domestic Upholstery, as a result of sales declines in both segments and unabsorbed costs in Domestic Upholstery due to the temporary idling of most of its domestic manufacturing operations in April. Home Meridian’s gross profit increased in absolute terms and as a percentage of net sales due to the non-recurrence of several major prior-year costs including excess tariffs, higher returns and allowances, and increased product costs. All Other’s gross profit stayed essentially flat in absolute terms and as a percentage of net sales.

■

Selling and administrative expenses. Consolidated selling and administrative (“S&A”) expenses for fiscal 2021 first quarter decreased in absolute terms due to decreased selling expenses on lower net sales and profitability, decreased compensation expenses, and other decreased operating expenses, partially offset by increased allowances for doubtful accounts and the absence of a deferred gain recognized in the prior year period related to the sale of a former distribution facility. S&A expenses increased as a percentage of net sales due to lower net sales.

■

Goodwill and trade name impairment charges. We recorded $44.3 million in non-cash impairment charges during the quarter. $39.6 million goodwill impairment charges were recorded in the Home Meridian segment and the Domestic Upholstery segment. $4.8 million in trade name impairment charges were recorded in the Home Meridian segment. We recorded income tax benefit of $10.9 million for the fiscal 2021 first quarter, of which income tax benefit of $10.6 million was recorded related to these impairment charges.

■

Operating loss. Consolidated operating loss was $45.4 million, a decrease of $48.3 million compared to $2.9 million operating income in the prior year first quarter, due to the factors discussed above and in greater detail in the analysis below.

Review

Fiscal 2021 started on a positive note with increased incoming orders in February as compared with the prior year; however, the COVID-19 pandemic significantly impacted our business in March and April. Consolidated net sales decreased by about 23% compared to prior year first quarter. Decreased demand for home furnishings driven by the temporary closure of many of our customers’ stores and continuing deterioration in the retail environment were the primary drivers of the decline in orders and sales. We reported operating and net losses for the first time in over a decade. On a more positive note, our e-commerce sales continued to grow even in the current muted retail environment, which has proven the value of our strategy of pursuing multiple distribution channels at multiple price points.

The Hooker Branded segment’s net sales decreased $12.4 million or 31.4% in the fiscal 2021 first quarter, driven by reduced demand. The majority of this segment’s customers are traditional furniture stores and small or regional chains, most of which were closed since late March, leading to nearly 30% incoming order decline in the segment. Despite the sales decline, this segment was still highly profitable with a 29.5% gross margin and a 4.9% operating income margin during the quarter, which we believe to be excellent performance under current economic conditions.

The Home Meridian segment’s net sales decreased $10.0 million or 14.7% in the fiscal 2021 first quarter due primarily to lower sales volume due to the COVID-19 pandemic. Current economic factors, such as high unemployment and low consumer confidence, have resulted in a weak retail environment for home furnishings and caused discretionary purchases of furniture to decline. Consequently, Home Meridian experienced a spike in order cancellations in March and April, which resulted in nearly 50% decrease in incoming orders and 25.3% decrease in backlog compared to the prior year first quarter. In addition to the aforementioned intangible asset impairment charges recorded in this segment of $27.9 million and sales decline, lower margin sales programs, promotion expenses and unexpected chargebacks also contributed to the $30.3 million operating loss. On a more positive note, we believe the cost-related issues which negatively impacted Home Meridian’s sales and profitability in the prior year, such as excess tariffs and higher than expected quality allowances, are largely behind us. The resourcing transition to non-tariff countries is well along. Samuel Lawrence Furniture benefited from the Vietnam mixing warehouse program and reported a marginally profitable quarter. Home Meridian’s emerging distribution channels, including ecommerce and hospitality, had solid performance during the quarter. Samuel Lawrence Hospitality’s net sales increased by 22.6% as large projects were already in the pipeline at year-end. E-commerce sales, which were less impacted by retail shutdowns during the COVID-19 pandemic, continued to grow at a steady pace and accounted for 35% of Home Meridian’s total sales in the quarter, while maintaining better margins compared to the other Home Meridian channels.

The Domestic Upholstery segment’s net sales decreased by $8.5 million or 33.7% in the fiscal 2021 first quarter driven by decreased sales volume and lower average selling prices. The segment experienced a 40% decrease in incoming orders as compared to the same period from the prior year. In response to those reduced orders, we temporarily closed our manufacturing plants at Bradington-Young and Shenandoah for about a month during the quarter, and Sam Moore operated at about 50% capacity during that period. Reduced order volume and unabsorbed indirect costs contributed to operating inefficiencies and significantly impacted gross margin in this segment.

All Other’s net sales were essentially flat; however, it reported $387,000 in operating income in the fiscal 2021 first quarter driven by solid H Contract performance, with a 16% increase in incoming orders and 68% higher backlog compared to the prior year first quarter. Despite unfavorable product mix having a modest adverse impact on gross margin, H Contract margins remained strong. Lifestyle Brands, a new business started in fiscal 2019, also reported a profit for the quarter.

To address the financial impact of COVID-19 pandemic, during the fiscal 2021 first quarter we implemented certain measures to reduce operating expenses and preserve cash which included temporary fee reductions for our Board of Directors, temporary salary reductions for officers and certain other managers, strategic staff reductions, the temporary closure of our domestic manufacturing plants and the furlough of manufacturing, warehouse and administrative associates, delaying all non-critical capital spending, rationalizing current import purchase orders, working with our vendors to cut costs and extend payment terms where we could.

Despite the operating loss for the quarter, we generated $18.9 million in cash from operating activities, received $673,000 life insurance proceeds, paid $2.2 million in principal and interest on our term loans, and distributed $1.9 million in cash dividends to our shareholders. Cash and cash equivalents stood at $51.2 million at fiscal 2021 first quarter-end, an increase of $15.2 million compared to the balance at fiscal 2020 year-end.

Along with an aggregate $25.7 million available under our existing revolver to fund working capital, we are confident in our financial condition and we believe we have financial resources to weather the expected short-term impacts of COVID-19; however, an extended impact may continue to materially and adversely affect our sales, earnings and liquidity.

Results of Operations

The following table sets forth the percentage relationship to net sales of certain items included in the condensed consolidated statements of income included in this report.

	Thirteen Weeks Ended
	May 3,	May 5,
	2020	2019
Net sales	100.0%	100.0%
Cost of sales	82.2	81.2
Gross profit	17.8	18.8
Selling and administrative expenses	18.3	16.2
Goodwill impairment charges	37.8	-
Trade name impairment charges	4.6	-
Intangible asset amortization	0.6	0.4
Operating (loss)/income	(43.4)	2.1
Interest expense, net	0.2	0.3
(Loss)/income before income taxes	(43.7)	1.8
Income tax expense	(10.4)	0.4
Net (loss)/income	(33.3)	1.5

Fiscal 2021 First Quarter Compared to Fiscal 2020 First Quarter

Fiscal 2020 results have been recast based on the re-composition of our reportable segments during the fiscal 2020 fourth quarter. See Note 13 Segment Information for additional details regarding the re-composition of our operating segments.

	Net Sales
	Thirteen Weeks Ended
	May 3, 2020		May 5, 2019		$ Change	% Change
		% Net Sales		% Net Sales
Hooker Branded	$27,162	26.0%	$39,600	29.2%	$(12,438)	-31.4%
Home Meridian	57,665	55.1%	67,630	49.9%	(9,965)	-14.7%
Domestic Upholstery	16,783	16.0%	25,324	18.7%	(8,541)	-33.7%
All Other	2,987	2.9%	2,964	2.2%	23	0.8%
Consolidated	$104,597	100%	$135,518	100%	$(30,921)	-22.8%

Unit Volume	FY21 Q1 % Increase vs. FY20 Q1	Average Selling Price (ASP)	FY21 Q1 % Increase vs. FY20 Q1

Hooker Branded	-35.3%	Hooker Branded	5.6%
Home Meridian	-18.3%	Home Meridian	3.3%
Domestic Upholstery	-31.0%	Domestic Upholstery	-4.4%
All Other	-5.1%	All Other	1.8%
Consolidated	-21.6%	Consolidated	-2.1%

Consolidated net sales decreased due to significantly reduced sales volume in all three reportable segments versus the prior year period.

■

The net sales decrease in the Hooker Branded segment was attributable to decreased unit volume in both Hooker Casegoods and Hooker Upholstery divisions. ASP increased in Hooker Branded segment due to increased ASP in Hooker Casegoods, partially offset by decreased ASP in Hooker Upholstery driven by higher discounting and advertising allowances on e-commerce sales. However, increased ASP was not sufficient to recover the steep volume loss.

■

Net sales decreased in Home Meridian segment driven by decreased unit volume with major furniture chains and mega accounts due to significantly reduced orders, partially offset by increased sales in the Samuel Lawrence Hospitality (“SLH”) business and to a lesser extent club and e-commerce sales at Accentrics Home. ASP increase was attributable to increased ASP in SLH due to the nature of its projects.

■

Domestic Upholstery segment net sales decreased due to volume loss and decreased ASP. In April, we temporarily shut down Bradington-Young and Shenandoah manufacturing plants and kept the Sam Moore division operating at 50% capacity in response to COVID-19 pandemic restrictions as well as decreased incoming orders. Thus, Bradington-Young and Shenandoah essentially did not report sales in April, while Sam Moore’s April net sales were only 37% of the prior year amount. Domestic Upholstery segment ASP decreased due to a smaller mix of higher-priced Bradington-Young leather products.

■	All Other net sales increased slightly due to the addition of Lifestyle Brands sales and increased H Contract ASP, partially offset by H Contract decreased unit volume.

	Gross Income and Margin
	Thirteen Weeks Ended
	May 3, 2020		May 5, 2019		$ Change	% Change
		% Net Sales		% Net Sales
Hooker Branded	$8,005	29.5%	$12,556	31.7%	$(4,551)	-36.2%
Home Meridian	6,809	11.8%	5,903	8.7%	906	15.3%
Domestic Upholstery	2,783	16.6%	6,002	23.7%	(3,219)	-53.6%
All Other	1,056	35.4%	1,056	35.6%	-	0.0%
Consolidated	$18,653	17.8%	$25,517	18.8%	$(6,864)	-26.9%

Consolidated gross profit decreased in absolute terms and as a percentage of net sales in the fiscal 2021 first quarter versus the prior year period.

■

The Hooker Branded segment’s gross profit decreased $4.6 million due primarily to the net sales decline. Gross margin decreased from 31.7% to 29.5% due to the increase of fixed expenses as a percentage of net sales on lower net sales. Product costs were negatively impacted in Hooker Upholstery due to a higher mix of product sourced from China which carry higher costs.

■

Home Meridian segment gross margin increased in absolute terms and as a percentage of net sales despite a net sales decline. In the prior year period, this segment was heavily impacted by increased product costs due to excess tariffs, unexpected quality allowances, and increased warehousing and distribution costs to handle excess inventory. These issues did not re-occur in the fiscal 2021 first quarter, which we believe is the result of the resourcing transition to Vietnam which has helped to reduce product costs, and the exit of temporary warehouses, which has reduced warehousing and handling costs. Home Meridian gross margins were, however, negatively impacted by some lower-margin sales programs.

■

Domestic Upholstery segment’s gross profit decreased significantly in absolute terms and as a percentage of net sales due to the net sales decline and inefficiencies of operating at reduced production volume. Unabsorbed indirect and fixed costs adversely impacted gross margin by 6.5% in this segment.

■	All Other’s gross profit and margin stayed flat in absolute terms and as a percentage of net sales.

	Selling and Administrative Expenses (S&A)
	Thirteen Weeks Ended
	May 3, 2020		May 5, 2019		$ Change	% Change
		% Net Sales		% Net Sales
Hooker Branded	$6,672	24.6%	$7,379	18.6%	$(707)	-9.6%
Home Meridian	8,886	15.4%	10,562	15.6%	(1,676)	-15.9%
Domestic Upholstery	2,949	17.6%	3,447	13.6%	(498)	-14.4%
All Other	670	22.4%	628	21.2%	42	6.7%
Consolidated	$19,177	18.3%	$22,016	16.2%	$(2,839)	-12.9%

Consolidated selling and administrative (“S&A”) expenses decreased in absolute terms while increased as a percentage of net sales in the fiscal 2021 first quarter versus the prior year period.

■

The Hooker Branded segment’s S&A expenses decreased in absolute terms in the fiscal 2021 first quarter due primarily to decreased selling costs as the result of lower net sales, decreased employee compensation expenses related to temporary salary reductions, furloughs and the elimination of positions due to the COVID-19 pandemic and decreased travel and market expenses due also to COVID-19. The decreases were partially offset by higher bad debt expenses due to a customer write-off during the quarter unrelated to COVID-19 and an increase in reserves to recognize expected future credit losses under the aforementioned ASC 326 requirements effective for us during the current quarter, increased advertising supply expenses for new product introductions, and the absence of a deferred gain related to the sale of a former distribution facility recorded in the prior year period. Hooker Branded segment S&A expenses increased as a percentage of net sales due to lower net sales.

■

The Home Meridian segment’s S&A expenses decreased in absolute terms while staying relatively flat as a percentage of net sales. The decrease was principally attributable to lower selling expenses due to net sales, and to a lesser extent spending reductions, decreased travel and professional service expenses which were higher in the prior year period due to the resourcing transition. These expenses decreased in the current period as the resourcing transition was in its final stages and business travel was also limited due to COVID-19 pandemic.

■	The Domestic Upholstery segment’s S&A expenses decreased in absolute terms due to decreased selling expenses on lower net sales, partially offset by higher medical claim costs.

■	All Other S&A expenses increased slightly in absolute terms and as a percentage of net sales due to internal personnel changes.

	Goodwill impairment charges
	Thirteen Weeks Ended
	May 3, 2020		May 5, 2019		$ Change	% Change
		% Net Sales		% Net Sales
Home Meridian	$23,187	40.2%	$-	0.0%	$23,187
Domestic Upholstery	16,381	97.6%	-	0.0%	16,381
Consolidated	39,568	37.8%	-		39,568

	Trade name impairment charges
	Thirteen Weeks Ended
	May 3, 2020		May 5, 2019		$ Change	% Change
		% Net Sales		% Net Sales
Home Meridian	$4,750	8.2%	$-		$4,750
Consolidated	$4,750	4.6%	$-		4,750

We recorded $23.2 million and $16.4 million in non-cash impairment charges to write down goodwill in Home Meridian segment and the Shenandoah division under Domestic Upholstery segment, respectively. We also recorded $4.8 million non-cash impairment charges to write down tradenames in the Home Meridian segment.

	Intangible Asset Amortization
	Thirteen Weeks Ended
	May 3, 2020		May 5, 2019		$ Change	% Change
		% Net Sales		% Net Sales
Intangible asset amortization	$596	0.6%	$596	0.4%	$-	0.0%

Intangible asset amortization expense stayed the same compared to the prior year first quarter.

	Operating (Loss)/Profit and Margin
	Thirteen Weeks Ended
	May 3, 2020		May 5, 2019		$ Change	% Change
		% Net Sales		% Net Sales
Hooker Branded	$1,333	4.9%	$5,177	13.1%	$(3,844)	-74.3%
Home Meridian	(30,348)	-52.6%	(4,993)	-7.4%	(25,355)	-507.8%
Domestic Upholstery	(16,810)	-100.2%	2,292	9.1%	(19,102)	833.4%
All Other	387	12.9%	429	14.5%	(42)	-9.8%
Consolidated	$(45,438)	-43.4%	$2,905	2.1%	$(48,343)	-1664.1%

Operating profitability decreased in absolute terms and as a percentage of net sales, due to the factors discussed above.

	Interest Expense, net
	Thirteen Weeks Ended
	May 3, 2020		May 5, 2019		$ Change	% Change
		% Net Sales		% Net Sales
Consolidated interest expense, net	$208	0.2%	$341	0.3%	$(133)	-39.0%

Consolidated interest expense decreased in fiscal 2021 first quarter primarily due to lower interest rates on our variable-rate term loans, as well as lower principal balances.

	Income taxes
	Thirteen Weeks Ended
	May 3, 2020		May 5, 2019		$ Change	% Change
		% Net Sales		% Net Sales
Consolidated income tax (benefit)/expense	$(10,869)	-10.4%	$515	0.4%	$(11,384)	-2210.5%

Effective Tax Rate	23.8%		20.6%

We recorded income tax benefit of $10.9 million for the fiscal 2021 first quarter, of which income tax benefit of $10.6 million was recorded related to goodwill and trade name impairment charges, compared to $515,000 income tax expense for the comparable prior year period. The effective tax rates for the fiscal 2021 and 2020 first quarters were 23.8% and 20.6%, respectively.

	Net (Loss)/Income
	Thirteen Weeks Ended
	May 3, 2020		May 5, 2019		$ Change	% Change
Net (loss) / income		% Net Sales		% Net Sales
Consolidated	$(34,819)	-33.3%	$1,987	1.5%	$(36,806)	-1852.3%

Diluted (loss) / earnings per share	$(2.95)		$0.17

Outlook

The COVID-19 crisis drove the most significant downturn in our business in over 50 years. However, the disruption has not been as severe as we initially projected. Based on the improvement in orders and retail sales we’ve seen since the end of the fiscal 2021 first quarter, as stores and the economy continue to reopen, we are cautiously optimistic that the worst is behind us and that business will steadily improve through the summer and fall. We believe the Company remains in exceptional financial condition with a strong balance sheet and barring a second nationwide or large-scale lock-down, we expect business to improve each quarter as we go through the year. However, we have limited visibility of how the economic and health crises may fluctuate in the coming months and face headwinds of significant levels of unemployment, recent social unrest and general uncertainty.

After beginning the current fiscal year on an upturn with an 8.3% year-over-year increase in consolidated incoming orders in February, orders plummeted over 70% year-over-year in March and approximately 65% year-over-year in April partially driven by cancellations of stock orders by large customers and deferred orders from retailers who closed their stores during the shutdown. Orders declined significantly during the first few weeks of May but then recovered resulting in about a 5% overall reduction for the full month of May compared to the prior year.  Fiscal June and to-date July orders have continued this positive trend with fiscal June orders and orders thus far in July at higher rate than the comparable month a year ago. We believe there are several positive factors in play such as pent-up demand, more focus on home environments and less competition for discretionary consumer spending from travel, dining out, sporting events, concerts and other activities.

In addition, Hooker’s domestic upholstery manufacturing facilities for Bradington-Young, Sam Moore and Shenandoah began ramping up production in early May and are currently operating near capacity on a consolidated basis, which is a significant increase over the fiscal 2021 first quarter, which will improve efficiencies and cost absorption.

As of the end of our fiscal 2021 first quarter of May 3, 2020, our cash position was $51.2 million, an increase of $15.2 million over the end of the 2020 fiscal year on February 2, 2020. Since the end of the fiscal 2021 first quarter on May 3, 2020, we added an additional $31.0 million in cash to the quarter-end balance as of the date of July 23, 2020. Additionally, we have access to about $26 million under our existing revolver to fund working capital requirements and have access to an additional $25.6 million in cash surrender value of Company-owned life insurance policies. While we expect our cash balances to decline somewhat as we rebuild inventories and trade receivables increase- both to accommodate increased sales- we expect our liquidity to be sufficient. Discussions with our lender to refinance our credit facility which expires in February 2021 have begun and we expect to be successful in refinancing our debt; however, we believe we have sufficient financial resources to continue to operate even without refinancing our debt. We expect to continue managing cash and spending cautiously as we move through the coming months.

We face a number of significant risks and uncertainties, as more fully discussed in Item 1A, “Risk Factors” in our 2020 Annual Report.

Financial Condition, Liquidity and Capital Resources

Cash Flows – Operating, Investing and Financing Activities

	Thirteen Weeks Ended
	May 3,	May 5,
	2020	2019
Net cash provided by operating activities	$18,924	$20,286
Net cash provided by/(used in) investing activities	131	(235)
Cash used in financing activities	(3,846)	(3,232)
Net increase in cash and cash equivalents	$15,209	$16,819

During the three months ended May 3, 2020, we used a portion of the $18.9 million cash generated from operations and $673,000 life insurance proceeds to pay $2.2 million in principal and interest payments on our term loans, $1.9 million in cash dividends, and $162,000 in life insurance premiums on Company-owned life insurance policies.

In comparison, during the three months ended May 5, 2019, cash generated from operations of $20.3 million and $1.4 million proceeds on a note receivable helped to pay $1.8 million in cash dividends, $1.5 million in long-term debt payments, $1.5 million of capital expenditures to expand our domestic manufacturing capacities and to enhance our business systems and facilities, and $157,000 in life insurance premiums.

Liquidity, Financial Resources and Capital Expenditures

Our financial resources include:

■	available cash and cash equivalents, which are highly dependent on incoming order rates and our operating performance;
■	expected cash flow from operations;
■	available lines of credit; and
■	cash surrender value of Company-owned life insurance.

We believe these resources are sufficient to meet our business requirements through fiscal 2021 and for the foreseeable future, including:

■	limited capital expenditures;
■	working capital; and
■	the servicing of our acquisition-related debt.

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

We were in compliance with each of these financial covenants at May 3, 2020 and expect to remain in compliance with existing covenants for the foreseeable future. We believe we have the financial resources to weather the expected short-term impacts of COVID-19; however, an extended impact may materially and adversely affect our sales, earnings and liquidity.

As of May 3, 2020, $11.1 million was outstanding under the Unsecured Term Loan, $17.1 million was outstanding under the Secured Term Loan.

Revolving Credit Facility Availability

As of May 3, 2020, we had an aggregate $25.7 million available under our revolving credit facility to fund working capital needs. Standby letters of credit in the aggregate amount of $4.3 million, used to collateralize certain insurance arrangements and for imported product purchases, were outstanding under the revolving credit facility as of May 3, 2020. There were no additional borrowings outstanding under the revolving credit facility as of May 3, 2020.

Expected Refinancing in Fiscal 2021

All amounts outstanding on our term loans and revolving credit facility are due and payable on the first day of fiscal 2022, February 1, 2021 and discussions with our lender about refinancing have begun. We expect to refinance any amounts outstanding under these loans and credit facility during fiscal 2021. However, if the negative economic effects of COVID-19 persist, it would likely have a material adverse effect on our sales, earnings and liquidity. Consequently, our credit rating may decrease or the availability of loans may be limited and refinancing our debt may be more difficult and loans more costly.

Capital Expenditures

Prior to the COVID-19 crisis, we expected to spend between $2.5 million to $4.5 million in capital expenditures in fiscal 2021 to maintain and enhance our operating systems and facilities. However, due to the negative economic effects of COVID-19, we have delayed indefinitely about $3 million in non-critical capital spending. We expect to spend between $1.0 to $2.0 million in the remainder of the 2021 fiscal year to maintain and continue to enhance our operating systems and facilities.

COVID-19 Cost Cutting and Cash Preservation Measures

During the fiscal 2021 first quarter, we initiated certain measures to reduce operating expenses and preserve cash which include temporary fee reductions for our Board of Directors, temporary salary reductions for officers and certain other managers, strategic staff reductions, the temporary closure of our domestic manufacturing plants and the furlough of manufacturing, warehouse and administrative associates, delaying all non-critical capital spending, rationalizing current import purchase orders, working with our vendors to cut costs and extend payment terms where we can.

As of the end of our fiscal 2021 first quarter of May 3, 2020, our cash position had increased by $15.2 million over the end of the 2020 fiscal year on February 2, 2020. Since the end of the fiscal 2021 first quarter on May 3, 2020, we added an additional $31 million in cash as of July 23, 2020.

Dividends

Subsequent to the end of the fiscal 2021 first quarter on June 2, 2020, our board of directors declared a quarterly cash dividend of $0.16 per share, which was paid on June 30, 2020 to shareholders of record at June 16, 2020. We have seen steady improvement in orders and shipments since the end of our fiscal 2021 first quarter on May 3, 2020. We expect our low fixed cost business model, which served us well during the Great Recession, to help us navigate the current disruption. Our cash position has remained strong and has continued to improve since our fiscal year-end in early February, with additional availability under our revolving credit facility if needed. Consequently, while we are confident in our future and are proud of our fifty-plus year history of consistently paying dividends, we have limited visibility into future economic conditions. The Board will continue to evaluate the appropriateness of the current dividend rate considering our performance and economic conditions in future quarters.

Critical Accounting Policies

Except as discussed below, there have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our 2020 Annual Report.

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

Interest Rate Risk

Borrowings under our revolving credit facility and the Unsecured Term Loan bear interest based on LIBOR plus 1.5% and borrowings under the Secured Term Loan bear interest based on LIBOR plus 0.5%. As such, these debt instruments expose us to market risk for changes in interest rates. There was no outstanding balance under our revolving credit facility as of May 3, 2020, other than standby letters of credit in the amount of $4.3 million; however, as of May 3, 2020, $28.2 million was outstanding under our term loans. A 1% increase in the LIBOR rate would result in an annual increase in interest expenses on our terms loans of approximately $197,000.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended May 3, 2020. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective as of May 3, 2020 to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to the Company’s management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure and are effective to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the fiscal quarter ended May 3, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

4.1	Amended and Restated Articles of Incorporation of the Company, as amended (See Exhibit 3.1)

4.2	Amended and Restated Bylaws of the Company, as amended (See Exhibit 3.2)

31.1	Rule 13a-14(a) Certification of the Company’s principal executive officer

31.2*	Rule 13a-14(a) Certification of the Company’s principal financial officer

32.1**

Rule 13a-14(b) Certification of the Company’s principal executive officer and principal financial officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*

The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended May 3, 2020, formatted in Extensible Business Reporting Language (“XBRL”): (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of income, (iii) condensed consolidated statements of comprehensive income, (iv) condensed consolidated statements of cash flows, and (v) the notes to the condensed consolidated financial statements

*Filed herewith

** Furnished herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOOKER FURNITURE CORPORATION

Date: July 27, 2020	By:	/s/ Paul A. Huckfeldt
Paul A. Huckfeldt
Chief Financial Officer and Senior Vice President – Finance and Accounting