Form 10-Q
period 2020-08-02
HOOKER FURNITURE CORP
filed 2020-09-09
CIK 1077688

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended August 2, 2020

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

As of September 4, 2020, there were 11,889,968 shares of the registrant’s common stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

HOOKER FURNITURE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

As of	August 2,	February 2,
	2020	2020
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$82,210	$36,031
Trade accounts receivable, net	67,115	87,653
Inventories	67,707	92,813
Income tax recoverable	-	751
Prepaid expenses and other current assets	6,331	4,719
Total current assets	223,363	221,967
Property, plant and equipment, net	28,271	29,907
Cash surrender value of life insurance policies	24,904	24,888
Deferred taxes	14,044	2,880
Operating leases right-of-use assets	37,987	39,512
Intangible assets, net	27,429	33,371
Goodwill	490	40,058
Other assets	1,190	1,125
Total non-current assets	134,315	171,741
Total assets	$357,678	$393,708

Liabilities and Shareholders’ Equity
Current liabilities
Current portion of term loans	$27,200	$5,834
Trade accounts payable	24,143	25,493
Accrued salaries, wages and benefits	4,206	4,933
Income tax payable	975	-
Customer deposits	4,328	3,351
Current portion of lease liabilities	6,844	6,307
Other accrued expenses	3,344	4,211
Total current liabilities	71,040	50,129
Long term debt	-	24,282
Deferred compensation	11,235	11,382
Lease liabilities	32,411	33,794
Other long-term liabilities	538	-
Total long-term liabilities	44,184	69,458
Total liabilities	115,224	119,587

Shareholders’ equity
Common stock, no par value, 20,000 shares authorized, 11,890 and 11,838 shares issued and outstanding on each date	52,628	51,582
Retained earnings	190,411	223,252
Accumulated other comprehensive loss	(585)	(713)
Total shareholders’ equity	242,454	274,121
Total liabilities and shareholders’ equity	$357,678	$393,708

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

HOOKER FURNITURE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	For the
	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	Aug 2,	Aug 4,	Aug 2,	Aug 4,
	2020	2019	2020	2019

Net sales	$130,537	$152,248	$235,134	$287,766

Cost of sales	103,537	123,422	189,480	233,423

Gross profit	27,000	28,826	45,654	54,343

Selling and administrative expenses	18,892	22,462	38,070	44,478
Goodwill impairment charges	-	-	39,568	-
Trade name impairment charges	-	-	4,750	-
Intangible asset amortization	596	596	1,192	1,192

Operating income / (loss)	7,512	5,768	(37,926)	8,673

Other expense, net	10	32	51	94
Interest expense, net	118	328	327	669

Income/(loss) before income taxes	7,384	5,408	(38,304)	7,910

Income tax expense / (benefit)	1,610	1,248	(9,259)	1,763

Net income/(loss)	$5,774	$4,160	$(29,045)	$6,147

Earnings/(Loss) per share
Basic	$0.49	$0.35	$(2.46)	$0.52
Diluted	$0.48	$0.35	$(2.46)	$0.52

Weighted average shares outstanding:
Basic	11,824	11,787	11,811	11,778
Diluted	11,853	11,810	11,811	11,811

Cash dividends declared per share	$0.16	$0.15	$0.32	$0.30

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

HOOKER FURNITURE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)

(In thousands)

(Unaudited)

	For the
	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	Aug 2,	Aug 4,	Aug 2,	Aug 4,
	2020	2019	2020	2019

Net income/(loss)	$5,774	$4,160	$(29,045)	$6,147
Other comprehensive income (loss):
Amortization of actuarial loss	84	37	168	74
Income tax effect on amortization	(20)	(9)	(40)	(18)
Adjustments to net periodic benefit cost	64	28	128	56

Total Comprehensive Income/(Loss)	$5,838	$4,188	$(28,917)	$6,203

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

HOOKER FURNITURE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the
	Twenty-Six Weeks Ended
	Aug 2,	Aug 4,
	2020	2019
Operating Activities:
Net (loss)/income	$(29,045)	$6,147
Adjustments to reconcile net income to net cash provided by operating activities:
Goodwill and intangible asset impairment charges	44,318	-
Depreciation and amortization	3,365	3,471
Gain on disposal of assets	-	(285)
Deferred income tax (benefit) / expense	(10,665)	2,155
Noncash restricted stock and performance awards	1,046	558
Provision for doubtful accounts and sales allowances	3,396	1,053
Gain on life insurance policies	(651)	(624)
Changes in assets and liabilities:
Trade accounts receivable	17,142	25,206
Inventories	25,106	(8,389)
Income tax recoverable	751	(3,856)
Prepaid expenses and other current assets	(1,261)	(3,191)
Trade accounts payable	(1,391)	(9,058)
Accrued salaries, wages, and benefits	(726)	(2,856)
Accrued income taxes	975	(3,159)
Customer deposits	977	2,475
Operating lease liabilities	678	187
Other accrued expenses	(867)	1,033
Deferred compensation	20	145
Net cash provided by operating activities	$53,168	$11,012

Investing Activities:
Purchases of property and equipment	(484)	(3,659)
Proceeds received on notes from sale of assets	-	1,459
Premiums paid on life insurance policies	(453)	(489)
Proceeds received on life insurance policies	673	-
Net cash used in investing activities	(264)	(2,689)

Financing Activities:
Payments for long-term debt	(2,929)	(2,928)
Cash dividends paid	(3,796)	(3,541)
Cash used in financing activities	(6,725)	(6,469)

Net increase in cash and cash equivalents	46,179	1,854
Cash and cash equivalents - beginning of year	36,031	11,435
Cash and cash equivalents - end of quarter	$82,210	$13,289

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$220	$6,622
Cash paid for interest, net	295	599

Non-cash transactions:
Decrease in lease liabilities arising from obtaining right-of-use assets	$1,987	$266
Increase in property and equipment through accrued purchases	41	49

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

HOOKER FURNITURE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In thousands, except per share data)

(Unaudited)

				Accumulated
				Other	Total
	Common Stock		Retained	Comprehensive	Shareholders'
	Shares	Amount	Earnings	Income (loss)	Equity
Balance at February 3, 2019	11,785	$49,549	$213,380	$247	$263,176
Net income			6,147		6,147
Unrealized loss on defined benefit plan, net of tax of $18				56	56
Cash dividends paid and accrued ($0.15 per share)			(3,541)		(3,541)
Restricted stock grants, net of forfeitures	53	344			344
Restricted stock compensation cost		367			367
Recognition of PSUs as equity-based awards		584			584
Balance at August 4, 2019	11,838	$50,844	$215,986	$303	$267,133

Balance at February 2, 2020	11,838	$51,582	$223,252	$(713)	$274,121
Net loss			(29,045)		(29,045)
Unrealized loss on defined benefit plan, net of tax of $40				128	128
Cash dividends paid and accrued ($0.16 per share)			(3,796)		(3,796)
Restricted stock grants, net of forfeitures	52	169			169
Restricted stock compensation cost		442			442
Performance-based restricted stock units cost		435			435
Balance at August 2, 2020	11,890	$52,628	$190,411	$(585)	$242,454

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

HOOKER FURNITURE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar and share amounts in tables, except per share amounts, in thousands unless otherwise indicated)

(Unaudited)

For the Twenty-Six Weeks Ended August 2, 2020

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

The financial statements contained herein are being filed as part of a quarterly report on Form 10-Q covering the 2021 fiscal year thirteen-week period (also referred to as “three months,” “three-month period,” “quarter,” “second quarter” or “quarterly period”) that began May 4, 2020, and the twenty-six week period (also referred to as “six months”, “six-month period” or “first half”) that began February 3, 2020, which both ended August 2, 2020. This report discusses our results of operations for this period compared to the 2020 fiscal year thirteen-week period that began May 6, 2019 and the twenty-six week period that began February 4, 2019, which both ended August 4, 2019; and our financial condition as of August 2, 2020 compared to February 2, 2020.

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

In December 2019, the FASB issued ASU 2019-12, Income Tax (Topic 740) – Simplifying the Accounting for Income Taxes. The amendments in this update simplify the accounting for income taxes by removing certain exceptions for intra-period tax allocation, the recognition of deferred tax liabilities after an investment in a foreign entity transitions to or from the equity method, and the general methodology for calculating income taxes in an interim period when a year-to-date loss exceeds the anticipated loss for the year. The amendments also introduce new guidance on determining how to apply the income tax guidance to franchise taxes that are partially based on income, clarifying the accounting for transactions that result in a step-up in the tax basis of goodwill, and the effect of an enacted change in tax laws or rates in the annual effective tax rate computation in the interim period. The amendments are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. We elected to adopt ASU 2019-12 on February 3, 2020, the first day of our 2021 fiscal year. The adoption of this standard impacted our condensed consolidated balance sheets and statements of operations by $5.4 million. See Note 12 Income Taxes for additional details.

3.     Accounts Receivable

	August 2,	February 2,
	2020	2020

Trade accounts receivable	$75,198	$91,261
Receivable from factor	-	788
Other accounts receivable allowances	(6,526)	(3,493)
Allowance for doubtful accounts	(1,557)	(903)
Accounts receivable	$67,115	$87,653

“Receivable from factor” represented amounts due with respect to factored accounts receivable. The agreement was discontinued in early fiscal 2021.

4.     Inventories

	August 2,	February 2,
	2020	2020
Finished furniture	$80,770	$106,495
Furniture in process	1,278	1,304
Materials and supplies	8,151	8,479
Inventories at FIFO	90,199	116,278
Reduction to LIFO basis	(22,492)	(23,465)
Inventories	$67,707	$92,813

5.     Property, Plant and Equipment

	Depreciable Lives	August 2,	February 2,
	(In years)	2020	2020

Buildings and land improvements	15 - 30	$31,316	$31,316
Computer software and hardware	3 - 10	19,243	19,166
Machinery and equipment	10	9,317	9,271
Leasehold improvements	Term of lease	9,785	9,737
Furniture and fixtures	3 - 10	2,603	2,597
Other	5	651	651
Total depreciable property at cost		72,915	72,738
Less accumulated depreciation		46,250	44,089
Total depreciable property, net		26,665	28,649
Land		1,077	1,077
Construction-in-progress		529	181
Property, plant and equipment, net		$28,271	$29,907

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

As of August 2, 2020 and February 2, 2020, Company-owned life insurance was measured at fair value on a recurring basis based on Level 2 inputs. The fair value of the Company-owned life insurance is determined by inputs that are readily available in public markets or can be derived from information available in publicly quoted markets. Additionally, the fair value of the Company-owned life insurance is marked to market each reporting period and any change in fair value is reflected in income for that period.

Our assets measured at fair value on a recurring basis at August 2, 2020 and February 2, 2020, were as follows:

	Fair value at August 2, 2020				Fair value at February 2, 2020
Description	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets measured at fair value
Company-owned life insurance	$-	$24,904	$-	$24,904	$-	$24,888	$-	$24,888

7.     Intangible Assets

The adverse economic effects brought on by the COVID-19 pandemic, including reductions in our sales, earnings and market value, as well as other changing market dynamics, required that we perform a valuation of our intangible assets.

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

The income approach, specifically the relief from royalty method, was used as the valuation methodology for our trade names and trademarks, based on cash flow projections and growth rates for each trade name for five years in the future provided by management, and a royalty rate benchmark for companies with similar activities.

As a result of our intangible asset valuation analysis, in the first quarter of fiscal 2021, we recorded $44.3 million non-cash impairment charges including $23.2 million to Home Meridian goodwill, $16.4 million to Shenandoah goodwill and $4.8 million to certain of Home Meridian segment’s trade names.

		Twenty-Six Weeks Ended August 2, 2020			February 2, 2020
Non-amortizable Intangible Assets	Segment	Beginning Balance	Impairment Charges	Net Book Value	Beginning Balance	Impairment Charges	Net Book Value
Goodwill	Home Meridian	$23,187	$(23,187)	$-	$23,187	$-	$23,187
Goodwill	Domestic Upholstery	16,871	(16,381)	490	16,871	-	16,871
Total Goodwill		40,058	(39,568)	490	40,058	-	40,058

Trademarks and trade names - Home Meridian	Home Meridian	11,400	(4,750)	6,650	11,400	-	11,400
Trademarks and trade names - Bradington-Young	Domestic Upholstery	861	-	861	861	-	861
Trademarks and trade names - Sam Moore	Domestic Upholstery	396	-	396	396	-	396
Total Trademarks and trade names		$12,657	$(4,750)	$7,907	$12,657	$-	$12,657

Total non-amortizable assets		$52,715	$(44,318)	$8,397	$52,715	$-	$52,715

Our amortizable intangible assets are recorded in our Home Meridian and Domestic Upholstery segments. The carrying amounts and changes therein of those amortizable intangible assets were as follows:

	Amortizable Intangible Assets
	Customer
	Relationships	Trademarks	Totals

Balance at February 2, 2020	$19,996	$718	$20,714
Amortization	(1,162)	(30)	(1,192)
Balance at August 2, 2020	$18,834	$688	$19,522

For the remainder of fiscal 2021, amortization expense is expected to be approximately $1.2 million.

8.     Leases

In fiscal 2020, we adopted Accounting Standards Codification Topic 842 Leases. We recognized sub-lease income of $144,000 for the three-month period and $288,000 for the six-month period, both ended August 2, 2020. The components of lease cost and supplemental cash flow information for leases for the three-months and six-months ended August 2, 2020 were:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 2, 2020	August 4, 2019	August 2, 2020	August 4, 2019
Operating lease cost	$2,153	$2,123	$4,253	$4,200
Variable lease cost	22	-	69	-
Short-term lease cost	67	178	186	291
Total operating lease cost	$2,242	$2,301	$4,508	$4,491

Operating cash outflows	$1,931	$1,948	$3,833	$4,334

The right-of-use assets and lease liabilities recorded on our Condensed Consolidated Balance Sheets as of August 2, 2020 were:

	August 2, 2020	February 2, 2020
Real estate	$36,909	$38,175
Property and equipment	1,078	1,337
Total operating leases right-of-use assets	$37,987	$39,512

Current portion of operating lease liabilities	$6,844	$6,307
Long term operating lease liabilities	32,411	33,794
Total operating lease liabilities	$39,255	$40,101

The weighted-average remaining lease term is 7.0 years. We used our incremental borrowing rate which is LIBOR plus 1.5% at the adoption date. The weighted-average discount rate is 2.75%. Due to the COVID-19 pandemic, we received concessions on several of our leases, including changes in lease terms and deferred rent payments. We accounted for the concessions as lease modifications and used current LIBOR plus 1.5% for those leases. The weighted-average discount rate decreased due to a decrease in LIBOR.

None of the modifications had a material effect on our condensed consolidated financial statements or results of operations.

The following table reconciles the undiscounted future lease payments for operating leases to the operating lease liabilities recorded in the condensed consolidated balance sheets on August 2, 2020:

Undiscounted Future Operating Lease Payments
Remainder of 2020	$3,947
2021	7,451
2022	5,671
2023	5,726
2024	5,280
2025 and thereafter	15,205
Total lease payments	$43,280
Less: impact of discounting	(4,025)
Present value of lease payments	$39,255

As of August 2, 2020, we did not have any additional operating or finance leases that had not yet commenced.

9.     Debt

As of August 2, 2020, we had an aggregate $25.7 million available under the Existing Revolver to fund working capital needs. Standby letters of credit in the aggregate amount of $4.3 million, used to collateralize certain insurance arrangements and for imported product purchases, were outstanding under the revolving credit facility as of August 2, 2020. There were no additional borrowings outstanding under the Existing Revolver as of August 2, 2020.

We currently have one unsecured term loan and one secured term loan outstanding and a revolving credit facility. The term loans are related to the Home Meridian acquisition. The full remaining principal amounts of $27.2 million on our term loans are due on February 1, 2021. We expect to enter into a new credit facility on or before the expiration of the current agreement.

10.    Employee Benefit Plans

We maintain two “frozen” retirement plans, which are paying benefits and may include active employees among the participants. We do not expect to add participants to these plans in the future. The two plans include:

■	a supplemental retirement income plan (“SRIP”) for certain former and current executives of Hooker Furniture Corporation; and
■	the Pulaski Furniture Corporation Supplemental Executive Retirement Plan (“SERP”) for certain former executives.

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 2,	August 4,	August 2,	August 4,
	2020	2019	2020	2019
Net periodic benefit costs
Service cost	32	26	64	52
Interest cost	74	204	148	409
Actuarial loss	84	37	169	74
Expected return on pension plan assets	-	(101)	-	(202)
Expected administrative expenses	-	98	-	195

Consolidated net periodic benefit costs	$190	$264	$381	$528

The SRIP and SERP plans are unfunded plans. In fiscal 2021, we paid $181,000 in the second quarter and $359,000 in the first half and expect to pay a total of approximately $370,000 in benefit payments from our general assets during the remainder of fiscal 2021 to fund SRIP and SERP payments.

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

We expect to continue to grant these types of awards annually in the future. The following table sets forth the number of outstanding restricted stock awards and RSUs and PSUs, net of forfeitures and vested shares, as of the fiscal period-end dates indicated:

	August 2,	February 2,
	2020	2020

Restricted shares	57	46
RSUs and PSUs	159	76
	216	122

The number of outstanding restricted shares increased due primarily to grants of restricted shares to a larger population of our non-executive employees as an incentive for retention and alignment of individual performance to our goals.

All restricted shares, RSUs and PSUs awarded that have not yet vested are considered when computing diluted earnings per share. The following table sets forth the computation of basic and diluted earnings per share:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 2,	August 4,	August 2,	August 4,
	2020	2019	2020	2019

Net income/(loss)	$5,774	$4,160	$(29,045)	$6,147
Less: Unvested participating restricted stock dividends	9	7	17	10
Net earnings allocated to unvested participating restricted stock	28	15	-	18
Earnings/(loss) available for common shareholders	5,737	4,138	(29,062)	6,119

Weighted average shares outstanding for basic earnings per share	11,824	11,787	11,811	11,778
Dilutive effect of unvested restricted stock, RSU and PSU awards	29	23	*	33
Weighted average shares outstanding for diluted earnings per share	11,853	11,810	11,811	11,811

Basic earnings/(loss) per share	$0.49	$0.35	$(2.46)	$0.52

Diluted earnings/(loss) per share	$0.48	$0.35	$(2.46)	$0.52

*Due to the fiscal 2021 year-to-date net loss, approximately 31,000 shares would have been antidilutive and are therefore excluded from the calculation of earnings per share for the twenty-six weeks ended August 2, 2020.

12.    Income Taxes

We recorded income tax expense of $1.6 million for the fiscal 2021 second quarter compared to $1.2 million for the comparable prior year period. The effective tax rates for the fiscal 2021 and 2020 second quarters were 21.8% and 23.1%, respectively. We recorded income tax benefit of $9.3 million for the fiscal 2021 first half, of which income tax benefit of $10.7 million was recorded related to goodwill and trade name impairment charges, compared to $1.8 million income tax expense for the comparable prior year period. respectively. The effective tax rates for the first half of fiscal 2021 and 2020 were 24.2% and 22.3%.

An entity is required to make its best estimate of the annual effective tax rate for the full fiscal year at the end of each interim period and to use this rate to calculate its income taxes on a year-to-date basis. Under the current income tax guidance, there is an exception that when the year-to-date loss for an interim period exceeds the projected loss for the full fiscal year, the income tax benefit recognized year-to-date is limited to the amount of benefit that would be recognized if the year-to-date loss were the anticipated loss for the full fiscal year. ASU 2019-12 removes this exception and no longer limits the computed benefit. We elected to early adopt ASU 2019-12 in the first quarter of fiscal 2021 and recognized an additional $5.4 million of tax benefit that exceeds our anticipated annual income tax benefit in the fiscal 2021 first half.

The net unrecognized tax benefits as of August 2, 2020 and February 2, 2020, which, if recognized, would affect our effective tax rate are $3,000.

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

We continually monitor our reportable segments for changes in facts and circumstances to determine whether changes in the identification or aggregation of operating segments are necessary. In the fourth quarter of fiscal 2020, we updated our reportable segments as follows: domestic upholstery producers Bradington-Young, Sam Moore and Shenandoah Furniture were moved from All Other and aggregated into a new reportable segment called “Domestic Upholstery.” All Other now consists of H Contract and Lifestyle Brands. Lifestyle Brands is a business in its start-up phase targeted at the interior design channel. The Hooker Branded and Home Meridian segments were unchanged. Therefore, for financial reporting purposes, we are organized into three reportable segments and “All Other”, which includes the remainder of our businesses:

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

The following table presents segment information for the periods, and as of the dates, indicated. Prior-year information has been recast to reflect the changes in segments discussed above:

	Thirteen Weeks Ended				Twenty-Six Weeks Ended
	August 2, 2020		August 4, 2019		August 2, 2020		August 4, 2019
		% Net		% Net		% Net		% Net
Net Sales		Sales		Sales		Sales		Sales
Hooker Branded	$38,820	29.7%	$39,405	25.9%	$65,982	28.1%	$79,004	27.5%
Home Meridian	71,168	54.6%	87,188	57.3%	128,833	54.7%	154,818	53.8%
Domestic Upholstery	17,507	13.4%	22,663	14.8%	34,290	14.6%	47,987	16.7%
All Other	3,042	2.3%	2,992	2.0%	6,029	2.6%	5,957	2.0%
Consolidated	$130,537	100.0%	$152,248	100.0%	$235,134	100.0%	$287,766	100.0%

Gross Profit
Hooker Branded	$12,443	32.1%	$11,820	30.0%	$20,448	31.0%	$24,376	30.9%
Home Meridian	10,510	14.8%	10,951	12.6%	17,320	13.4%	16,854	10.9%
Domestic Upholstery	3,021	17.3%	4,917	21.7%	5,804	16.9%	10,919	22.8%
All Other	1,026	33.7%	1,138	38.0%	2,082	34.5%	2,194	36.8%
Consolidated	$27,000	20.7%	$28,826	18.9%	$45,654	19.4%	$54,343	18.9%

Operating Income/(Loss)
Hooker Branded	$6,090	15.7%	$4,088	10.4%	$7,423	11.2%	$9,265	11.7%
Home Meridian	1,083	1.5%	(66)	-0.1%	(29,265)	-22.7%	(5,059)	-3.3%
Domestic Upholstery	(10)	-0.1%	1,260	5.6%	(16,820)	-49.1%	3,552	7.4%
All Other	349	11.5%	486	16.3%	736	12.2%	915	15.4%
Consolidated	$7,512	5.8%	$5,768	3.8%	$(37,926)	-16.1%	$8,673	3.0%

Capital Expenditures
Hooker Branded	$29		$386		$82		$511
Home Meridian	20		57		108		173
Domestic Upholstery	54		1,680		294		2,965
All Other	-		10		-		10
Consolidated	$103		$2,133		$484		$3,659

Depreciation & Amortization
Hooker Branded	$445		$490		$894		$982
Home Meridian	533		547		1,068		1,078
Domestic Upholstery	700		715		1,397		1,404
All Other	3		3		6		7
Consolidated	$1,681		$1,755		$3,365		$3,471

	As of August 2,		As of February 2,
	2020	%Total	2020	%Total
Identifiable Assets		Assets		Assets
Hooker Branded	$189,816	57.6%	$144,112	45.0%
Home Meridian	93,216	28.3%	138,313	43.2%
Domestic Upholstery	45,485	13.7%	36,085	11.3%
All Other	1,242	0.4%	1,769	0.5%
Consolidated	$329,759	100.0%	$320,279	100.0%
Consolidated Goodwill and Intangibles	27,919		73,429
Total Consolidated Assets	$357,678		$393,708

Sales by product type are as follows:

	Net Sales (in thousands)
	Thirteen Weeks Ended				Twenty-Six Weeks Ended
	August 2, 2020	%Total	August 4, 2019	%Total	August 2, 2020	%Total	August 4, 2019	%Total
Casegoods	$79,181	61%	$98,488	65%	$142,373	61%	$182,954	64%
Upholstery	51,356	39%	53,760	35%	92,761	39%	104,812	36%
	$130,537	100%	$152,248	100%	$235,134	100%	$287,766	100%

14.     Subsequent Events

Dividends

On September 2, 2020, our board of directors declared a quarterly cash dividend of $0.16 per share, payable on September 30, 2020 to shareholders of record at September 18, 2020.

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

Forward-Looking Statements

Certain statements made in this report, including statements under Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in the notes to the consolidated financial statements included in this report, are not based on historical facts, but are forward-looking statements.  These statements reflect our reasonable judgment with respect to future events and typically can be identified by the use of forward-looking terminology such as “believes,” “expects,” “projects,” “intends,” “plans,” “may,” “will,” “should,” “would,” “could” or “anticipates,” or the negatives thereof, or other variations thereof, or comparable terminology, or by discussions of strategy.  Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements.  Those risks and uncertainties include but are not limited to:

■

The effect and consequences of the coronavirus (COVID-19) pandemic or future pandemics on a wide range of matters including but not limited to U.S. and local economies; our business operations and continuity; the health and productivity of our employees; and the impact on our global supply chain, the retail environment and our customer base;

■

general economic or business conditions, both domestically and internationally, and instability in the financial and credit markets, including their potential impact on our (i) sales and operating costs and access to financing or (ii) customers and suppliers and their ability to obtain financing or generate the cash necessary to conduct their respective businesses;

■

adverse political acts or developments in, or affecting, the international markets from which we import products, including duties or tariffs imposed on those products by foreign governments or the U.S. government, such as the current U.S. administration’s imposing a 25% tariff on certain goods imported into the United States from China, including almost all furniture and furniture components manufactured in China, with the potential for additional or increased tariffs in the future;

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

■

disruptions and damage (including those due to weather) affecting our Virginia, North Carolina or California warehouses, our Virginia or North Carolina administrative facilities or our representative offices or warehouses in Vietnam and China;

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

This quarterly report on Form 10-Q includes our unaudited condensed consolidated financial statements for the 2021 fiscal year thirteen-week period (also referred to as “three months,” “three-month period,” “quarter,” “second quarter” or “quarterly period”) that began May 4, 2020, and the twenty-six week period (also referred to as “six months”, “six-month period” or “first half”) that began February 3, 2020, which both ended August 2, 2020. This report discusses our results of operations for this period compared to the 2020 fiscal year thirteen-week period that began May 6, 2019 and the twenty-six week period that began February 4, 2019, which both ended August 4, 2019; and our financial condition as of August 2, 2020 compared to February 2, 2020.

References in this report to:

■	the 2021 fiscal year and comparable terminology mean the fiscal year that began February 3, 2020 and will end January 31, 2021; and

■	the 2020 fiscal year and comparable terminology mean the fiscal year that began February 4, 2019 and ended February 2, 2020.

Dollar amounts presented in the tables below are in thousands except for per share data.

In the discussion below we reference changes in sales orders or “orders” and sales order backlog (unshipped orders at a point in time) or “backlog” over and compared to certain periods of time and changes discussed are in sales dollars and not units of inventory, unless stated otherwise. We believe orders are generally good current indicators of sales momentum and business conditions. However, except for custom or proprietary products, orders may be cancelled before shipment. If the items ordered are in stock and the customer has requested immediate delivery, we generally ship products in about 7 days or less from receipt of order; however, orders may be shipped later if they are out of stock or there are production or shipping delays or the customer has requested the order to be shipped at a later date. For the Hooker Branded segment, Domestic Upholstery segment and All Other, we consider unshipped order backlogs to be one helpful indicator of sales for the upcoming 30-day period, but because of our relatively quick delivery and our cancellation policies, we do not consider order backlogs to be a reliable indicator of expected long-term sales. We consider the Home Meridian segment’s backlog to be one helpful indicator of that segment’s sales for the upcoming 90-day period. Due to (i) Home Meridian’s sales volume, (ii) the average sales order sizes of its mass, club and mega account channels of distribution, (iii) the proprietary nature of many of its products and (iv) the project nature of its hospitality business, for which average order sizes tend to be larger and consequently, its order backlog tends to be larger.

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

Overview

Hooker Furniture Corporation, incorporated in Virginia in 1924, is a designer, marketer and importer of case goods (wooden and metal furniture), leather-and fabric-upholstered furniture for the residential, hospitality and contract markets. We also domestically manufacture premium residential custom leather and custom fabric-upholstered furniture. We are ranked among the nation’s top five largest publicly traded furniture sources, based on 2019 shipments to U.S. retailers, according to a 2020 survey by a leading trade publication.

We believe that consumer tastes and buying habits are evolving at a rapid pace and we continue to change to meet these demands.

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

We also believe our acquisition of Shenandoah Furniture, a North Carolina-based domestic upholsterer, has better positioned us in the “lifestyle specialty” retail distribution channel. In that channel, domestically- produced, customizable upholstery is viable product preferred by the end consumers who shop at retailers in that channel.

COVID-19

During the fiscal 2021 first quarter, COVID-19 was recognized as a global pandemic. Federal, state and local governments in the U.S and elsewhere have imposed restrictions on travel and business operations and have advised or required individuals to limit or eliminate time outside of their homes. Temporary closures of certain businesses were also ordered in certain jurisdictions and other businesses temporarily closed voluntarily. Consequently, the COVID-19 outbreak severely restricted the level of economic activity in the U.S. and around the world and demand for our products plummeted, and orders decreased 40.5% in the fiscal 2021 first quarter as compared to the same prior-year period.

To address the financial impact of the virus, we delayed non-essential capital spending and implemented other cost-cutting measures, including abbreviated shifts, furloughs, the temporary closure of our domestic manufacturing plants, staff reductions, temporary fee reductions for our Board of Directors, temporary salary reductions for officers and other managers, rationalizing current import purchase orders and collaborating with our vendors to cut costs and extend payment terms where possible.

While we continue to spend cautiously, business has improved steadily beginning in May 2020 and we’ve seen greatly increased demand for our products compared to the prior-year period and the first quarter of fiscal 2021. Cancellations of stock orders by large customers and deferred orders from retailers who closed their stores during the shutdown partially drove the steep declines in the fiscal 2021 first quarter. Fiscal 2021 second quarter orders increased nearly 24% compared to the same prior-year period and year-to-date orders as of the end of the fiscal 2021 second quarter were down only 6.5% as compared to the same prior-year period, despite abysmal first quarter orders. (The favorable trend continued into fiscal August as orders increased over 50% which brought year-to-date orders up 3% as compared to the same prior-year period.) Consequently, during the 2021 second quarter, our domestic manufacturing plants reopened and are currently operating near capacity. Most furloughs of our associates have ended, and temporary salary and fee reductions have been rescinded. We are in the process of re-building inventory to meet increased customer demand.

We monitor information on COVID-19 from the Centers for Disease Control and Prevention (“CDC”) and believe we are adhering to their recommendations regarding the health and safety of our personnel. To address the potential human impact of the virus, most of our administrative staff are still telecommuting. For those administrative staff not telecommuting and our warehouse and domestic manufacturing employees, we have implemented social distancing and mask policies, instituted daily temperature checks and have stepped-up facility cleaning at each location. Non-essential domestic travel for our employees has ceased and international travel has been prohibited outright. Testing and treatment for COVID-19 is covered 100% under our medical plan and counseling is available through our employee assistance plan to assist employees with financial, mental and emotional stress related to the virus and other issues. In addition, for employees diagnosed with the virus (and those associates with another diagnosed person or persons in their household) we are offering work-from-home arrangements where feasible and are working to accommodate associates with child-care issues related to school or day-care closures and anticipated re-openings.

Executive Summary-Results of Operations

We began to recover from the depths of the initial COVID-19 crisis in the fiscal 2021 second quarter. Our results were greatly improved as compared to the first quarter of fiscal 2021, which was our worst quarterly performance recorded in over a decade. While second quarter net sales were lower than the prior year-quarter due to the lagging effects of the crisis, net income was up 39% and quarterly earnings per share was $0.48 as compared to $0.35 in the prior year second quarter. Fiscal 2021 first half results clearly show the adverse economic effects brought on by the initial severity of COVID-19 crisis conditions, which caused demand for our products to plummet. First half sales were down over 18% with nearly 60% of the consolidated net sales decrease occurring in the first quarter of fiscal 2021. The net loss reported in the first half was due principally to $44.3 million non-cash impairment charges on our goodwill and trade names ($33.7 million net of tax), driven largely by our depressed stock price which occurred at the depth of the crisis and which was a primary input in the valuation analysis that necessitated the write-off. First-half loss per share was $2.46 as compared to earnings per share of $0.52 in the comparable period.

Our fiscal 2021 second quarter and first-half performance is discussed in greater detail below under “Review” and “Results of Operations.”

Review

Although the COVID-19 pandemic continued to impact current economic conditions and our business, we are pleased to report encouraging results for the second quarter of fiscal 2021. Consolidated operating income increased by $1.7 million or 30.2% as compared to the prior year second quarter. The Home Meridian segment reported $1.1 million in operating income compared to a small operating loss in the prior year second quarter. Our Hooker Branded segment reported $6.1 million in operating income, with an increased operating margin of 15.7% of net sales compared to 10.4% net sales in the comparable prior-year period. The Domestic Upholstery segment reported essentially break-even operating results for the second quarter despite decreased net sales and inefficiencies from operating at reduced production volumes and lower capacities, which is a much better performance than initially expected under crisis conditions.

The Hooker Branded segment’s net sales slightly decreased by $584,000 or 1.5% as compared to the prior year second quarter, while increasing nearly $12 million or 43% as compared to the fiscal 2021 first quarter. Most of our customers’ stores reopened during the second quarter, leading to increased demand for our products. Incoming orders increased by 11.8% as compared to the prior year second quarter and over 50% as compared to the first quarter. The Hooker Branded segment finished the quarter with an order backlog 47% higher than the comparable prior year period and 45% higher than the fiscal 2021 first quarter.

The Home Meridian segment’s net sales decreased $16 million or 18.4% in the fiscal 2021 second quarter as compared to the prior year second quarter due primarily to decreases in the Samuel Lawrence Hospitality (“SLH”), Pulaski Furniture (“PFC”) and Samuel Lawrence Furniture (“SLF”) divisions, partially offset by increased sales in the Accentrics Home (“ACH”) and HMidea divisions. The COVID-19 pandemic severely impacted the hospitality business beginning in the fiscal 2021 second quarter and, consequently, SLH’s sales decreased. PFC’s and SLF’s sales decreases were mostly due to cancelled and delayed orders early in the pandemic that delayed the normal flow of product. Most customers in this channel were closed or their operations severely limited in the fiscal 2021 first quarter and were slower to recover in the fiscal 2021 second quarter. However, incoming orders in this channel increased in the fiscal 2021 second quarter as these customers responded to better than expected business following the initial shutdowns. ACH’s and HMidea’s sales increased by about 20% and accounted for 34% of Home Meridian’s total sales in the quarter. These divisions concentrate on the e-commerce and Clubs channels, which were less seriously impacted by the COVID-19 crisis. Four out of six divisions in the Home Meridian segment reported operating income for the quarter and four out of six divisions reported improved operating margin compared to the prior year period, which we believe was attributable to the reduced occurrence of cost-related issues which negatively impacted Home Meridian’s sales and profitability in the prior year, such as excess tariffs, higher freight costs and warehousing and distribution expenses.

The Domestic Upholstery segment’s net sales decreased by $5.2 million or 22.8% in the fiscal 2021 second quarter as compared to the fiscal 2020 second quarter. Second quarter incoming orders decreased by 5.9% as compared to the prior year period. In response to the COVID-19 pandemic and reduced orders, we temporarily closed our manufacturing plants at Bradington-Young and Shenandoah in April and gradually resumed their operations in the second quarter. At the end of July, all three divisions were operating near capacity as they continue to ramp up from reduced operating schedules. Domestic Upholstery management implemented cost reduction measures to mitigate unabsorbed fixed costs resulting from the lower production volumes. At the end of the second quarter, Domestic Upholstery’s backlog was about 45% higher than both the fiscal 2021 first quarter and prior year second quarter, due to the ramp up from reduced operating schedules in the second quarter and the receipt of programmed orders scheduled to ship later in the fall.

All Other’s net sales increased slightly compared to prior year second quarter. Both H Contract and Lifestyle Brands reported small sales increases. However, H Contract’s incoming orders decreased by 9% in the second quarter, as senior-living facilities, which comprise the majority of this division’s business, felt the impact of the COVID-19 pandemic. Although orders were below the prior year, thanks to strong first quarter incoming orders, H Contract’s backlog was over 30% higher than the prior year second quarter. All Other reported $350,000 in operating income in the fiscal 2021 second quarter which was attributable to H Contract’s performance, despite unfavorable product mix having a modest adverse impact on the gross margin.

To address the financial impact of the COVID-19 pandemic, during the fiscal 2021 first half we implemented certain measures to preserve cash and reduce operating expenses. We strategically monitored our inventory levels by focusing on best-selling products. We are in the process of re-building our inventories to meet current demand and given current lead times with our Asian partners, we have and may continue to experience out-of-stocks with respect to certain imported products. Despite the operating loss for the six-month period, we generated $53.2 million in cash from operating activities, distributed $3.8 million in cash dividends to our shareholders, and paid $3.2 million in principal and interest on our term loans. Cash and cash equivalents stood at $82.2 million at fiscal 2021 second quarter-end, an increase of $46.2 million compared to the balance at fiscal 2020 year-end. Along with an aggregate $25.7 million available under our existing revolver to fund working capital, we are confident that our strong financial condition can weather the expected short-term impacts of COVID-19; however, an extended impact may continue to materially and adversely affect our sales, earnings and liquidity.

Results of Operations

The following table sets forth the percentage relationship to net sales of certain items included in the condensed consolidated statements of income included in this report.

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 2,	August 4,	August 2,	August 4,
	2020	2019	2020	2019
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	79.3	81.1	80.6	81.1
Gross profit	20.7	18.9	19.4	18.9
Selling and administrative expenses	14.5	14.8	16.2	15.5
Goodwill impairment charges	-	-	16.8	-
Trade name impairment charges	-	-	2.0	-
Intangible asset amortization	0.5	0.4	0.5	0.4
Operating (loss)/income	5.8	3.8	(16.1)	3.0
Interest expense, net	0.1	0.2	0.1	0.2
Income/(loss) before income taxes	5.7	3.6	(16.3)	2.7
Income tax expense/(benefit)	1.2	0.8	(3.9)	0.6
Net (loss)/income	4.4	2.7	(12.4)	2.1

Fiscal 2020 results have been recast based on the re-composition of our reportable segments during the fiscal 2020 fourth quarter. See Note 13 Segment Information for additional details regarding the re-composition of our operating segments.

Fiscal 2021 Second Quarter Compared to Fiscal 2020 Second Quarter

	Net Sales
	Thirteen Weeks Ended
	August 2, 2020		August 4, 2019		$ Change	% Change
		% Net Sales		% Net Sales
Hooker Branded	$38,820	29.7%	$39,405	25.9%	$(585)	-1.5%
Home Meridian	71,168	54.6%	87,188	57.3%	(16,020)	-18.4%
Domestic Upholstery	17,507	13.4%	22,663	14.8%	(5,156)	-22.8%
All Other	3,042	2.3%	2,992	2.0%	50	1.7%
Consolidated	$130,537	100%	$152,248	100%	$(21,711)	-14.3%

Unit Volume	FY21 Q2 % Increase vs. FY20 Q2	Average Selling Price (ASP)	FY21 Q2 % Increase vs. FY20 Q2

Hooker Branded	-0.6%	Hooker Branded	-1.4%
Home Meridian	-14.1%	Home Meridian	1.0%
Domestic Upholstery	-17.9%	Domestic Upholstery	-6.1%
All Other	3.5%	All Other	-2.2%
Consolidated	-12.6%	Consolidated	1.3%

Consolidated net sales decreased due primarily to the sales decline in the Home Meridian and Domestic Upholstery segments as a result of significantly reduced sales volume at those two segments.

■

Hooker Branded segment net sales decreased slightly in the fiscal 2021 second quarter driven by a mid-single digit sales percentage decease in Hooker Casegoods as compared to the prior year period, partially offset by a 12% sales increase at Hooker Upholstery, due to increased unit volume in this division. ASP decreased slightly in Hooker Casegoods division driven by higher discounting on e-commerce and discontinued product sales. Hooker Upholstery ASP stayed essentially flat.

■

Net sales decreased in the Home Meridian segment due primarily to sales declines in the SLH, PFC and SLF divisions which were more adversely impacted by the pandemic, partially offset by increased sales in the ACH and HMIdea divisions which are focused on the e-commerce and Clubs sales channels. The ASP increase was principally attributable to increased ASP in SLH due to the nature of its projects; however, it was not sufficient to offset the severe volume loss in its hospitality business.

■

Domestic Upholstery segment net sales decreased due to net sales decline in Bradington-Young and Shenandoah divisions as their manufacturing plants were temporarily idled in April and reopened at a slower pace in the fiscal 2021 second quarter. Net sales and unit volume decreased by over 20% in these two divisions. The Sam Moore division restored operations to 80% capacity and reported a lower single digit net sales decrease as compared to the prior year period. Domestic Upholstery segment ASP decreased due to a lower ratio of higher-priced Bradington-Young leather products.

■

All Other net sales increased 1.7% in the fiscal 2021 second quarter. Both H Contract and Lifestyle Brands reported increased net sales, driven by increased unit volume in both divisions, partially offset by H Contract decreased ASP.

	Gross Income and Margin
	Thirteen Weeks Ended
	August 2, 2020		August 4, 2019		$ Change	% Change
		% Net Sales		% Net Sales
Hooker Branded	$12,443	32.1%	$11,820	30.0%	$623	5.3%
Home Meridian	10,510	14.8%	10,951	12.6%	(441)	-4.0%
Domestic Upholstery	3,021	17.3%	4,917	21.7%	(1,896)	-38.6%
All Other	1,026	33.7%	1,138	38.0%	(112)	-9.8%
Consolidated	$27,000	20.7%	$28,826	18.9%	$(1,826)	-6.3%

Consolidated gross profit decreased in absolute terms and increased as a percentage of net sales in the fiscal 2021 second quarter as compared to the prior year period.

■

The Hooker Branded segment’s gross profit increased due to increased gross margin in the Hooker Casegoods division, which was attributable to favorable product costs and reduced warehousing and distribution expenses during the pandemic. Gross profit was negatively impacted by increased product costs at Hooker Upholstery due to a higher mix of product sourced from China which carried higher costs due to tariffs imposed during a prior year.

■

Home Meridian segment gross profit decreased in absolute terms but improved  as a percentage of net sales due to reduced tariff costs as the sourcing transition from China to non-tariff countries has progressed, as well as the absence of several negative issues which impacted the prior year, including higher freight costs and increased warehousing and distribution costs to handle excess inventory related to quality issues and inventory growth due to slower sales than forecast. These improvements were partially offset by lower margins on the sale of some slow-moving inventory.

■

Domestic Upholstery segment’s gross profit decreased in absolute terms and as a percentage of net sales due primarily to the net sales decline and to a lesser extent unabsorbed indirect and fixed costs at Shenandoah due to operating inefficiencies resulting from lower production levels. Cost reduction efforts at Bradington-Young helped this division maintain gross margins at similar levels as compared to the prior year period. Sam Moore gross margin was negatively impacted by higher benefits expense.

■	All Other’s gross profit decreased in absolute terms and as a percentage of net sales due to unfavorable product mix at the H Contract division.

	Selling and Administrative Expenses (S&A)
	Thirteen Weeks Ended
	August 2, 2020		August 4, 2019		$ Change	% Change
		% Net Sales		% Net Sales
Hooker Branded	$6,353	16.4%	$7,732	19.6%	$(1,379)	-17.8%
Home Meridian	9,094	12.8%	10,683	12.3%	(1,589)	-14.9%
Domestic Upholstery	2,769	15.8%	3,395	15.0%	(626)	-18.4%
All Other	676	22.2%	652	21.8%	24	3.7%
Consolidated	$18,892	14.5%	$22,462	14.8%	$(3,570)	-15.9%

Consolidated selling and administrative (“S&A”) expenses decreased in absolute terms and as a percentage of net sales in the fiscal 2021 second quarter as compared to prior year period.

■

The Hooker Branded segment’s S&A expenses decreased in absolute terms and as a percentage of net sales, due to the cost reduction initiatives related to the COVID-19 pandemic, and decreased selling and travel expenses.

■

The Home Meridian segment’s S&A expenses decreased in absolute terms due to lower selling expenses on decreased net sales and spending reduction initiatives in response to the COVID-19 crisis, but increased as a percentage of net sales due to lower sales. These decreases were partially offset by increased professional service expenses.

■

The Domestic Upholstery segment’s S&A expenses decreased in absolute terms due to the cost reduction efforts and to a lesser extent decreased selling expenses on lower net sales. S&A increased as a percentage of net sales due to lower net sales.

■	All Other S&A expenses were essentially flat.

	Intangible Asset Amortization
	Thirteen Weeks Ended
	August 2, 2020		August 4, 2019		$ Change	% Change
		% Net Sales		% Net Sales
Intangible asset amortization	$596	0.5%	$596	0.4%	$-	0.0%

Intangible asset amortization expense stayed the same compared to the prior year second quarter.

	Operating Profit / (loss) and Margin
	Thirteen Weeks Ended
	August 2, 2020		August 4, 2019		$ Change	% Change
		% Net Sales		% Net Sales
Hooker Branded	$6,090	15.7%	$4,088	10.4%	$2,002	49.0%
Home Meridian	1,083	1.5%	(66)	-0.1%	1,149	1740.9%
Domestic Upholstery	(10)	-0.1%	1,260	5.6%	(1,270)	-100.8%
All Other	349	11.5%	486	16.3%	(137)	-28.2%
Consolidated	$7,512	5.8%	$5,768	3.8%	$1,744	30.2%

Operating income increased in absolute terms and as a percentage of net sales, due to the factors discussed above.

	Interest Expense, net
	Thirteen Weeks Ended
	August 2, 2020		August 4, 2019		$ Change	% Change
		% Net Sales		% Net Sales
Consolidated interest expense, net	$118	0.1%	$328	0.2%	$(210)	-64.0%

Consolidated interest expense decreased in fiscal 2021 second quarter primarily due to lower interest rates on our variable-rate term loans, as well as lower principal balances.

	Income taxes
	Thirteen Weeks Ended
	August 2, 2020		August 4, 2019		$ Change	% Change
		% Net Sales		% Net Sales
Consolidated income tax expense	$1,610	1.2%	$1,248	0.8%	$362	29.0%

Effective Tax Rate	21.8%		23.1%

We recorded income tax expense of $1.6 million for the fiscal 2021 second quarter compared to $1.2 million for the comparable prior year period. The effective tax rates for the fiscal 2021 and 2020 second quarters were 21.8% and 23.1%, respectively.

	Net Income
	Thirteen Weeks Ended
	August 2, 2020		August 4, 2019		$ Change	% Change
Net income		% Net Sales		% Net Sales
Consolidated	$5,774	4.4%	$4,160	2.7%	$1,614	38.8%

Diluted earnings per share	$0.48		$0.35

Fiscal 2021 First Half Compared to Fiscal 2020 First Half

	Net Sales
	Twenty-Six Weeks Ended
	August 2, 2020		August 4, 2019		$ Change	% Change
		% Net Sales		% Net Sales
Hooker Branded	$65,982	28.1%	$79,004	27.5%	$(13,022)	-16.5%
Home Meridian	128,833	54.7%	154,818	53.8%	(25,985)	-16.8%
Domestic Upholstery	34,290	14.6%	47,987	16.7%	(13,697)	-28.5%
All Other	6,029	2.6%	5,957	2.0%	72	1.2%
Consolidated	$235,134	100%	$287,766	100%	$(52,632)	-18.3%

Unit Volume	FY21 YTD % Increase vs. FY20 YTD	Average Selling Price (ASP)	FY21 YTD % Increase vs. FY20 YTD

Hooker Branded	-18.3%	Hooker Branded	1.7%
Home Meridian	-15.9%	Home Meridian	2.0%
Domestic Upholstery	-24.7%	Domestic Upholstery	-5.4%
All Other	-1.0%	All Other	-0.1%
Consolidated	-16.7%	Consolidated	-0.5%

Consolidated net sales decreased due to significantly reduced sales volume in all three reportable segments as compared to the prior year period. Much of the unit volume decline in all segments is attributable to order cancelations and reduced ordering by our customers in immediate response to the COVID-19 pandemic, which caused many of our customers, particularly traditional furniture retailers which were deemed non-essential, to face state-mandated temporary store closures to help reduce the spread of  COVID-19.

■

The net sales decrease in the Hooker Branded segment was attributable to decreased unit volume primarily in the Hooker Casegoods division and to a lesser extent in the Hooker Upholstery division. ASP increased in the Hooker Branded segment due to increased ASP in Hooker Casegoods, partially offset by decreased ASP in Hooker Upholstery driven by higher discounting on e-commerce and discontinued product sales.

■

Home Meridian segment net sales decreased due to decreased unit volume in all divisions except for HMidea, which saw higher sales due to increased sales in the e-commerce and Clubs channels. The ASP increase was attributable to increased ASP in SLH due to the nature of its projects.

■

Domestic Upholstery segment net sales decreased due to volume loss in all three divisions and decreased ASP. We temporarily shut down Bradington-Young’s and Shenandoah’s manufacturing plants in April in response to COVID-19 pandemic restrictions and a decline in orders. Thus, Bradington-Young and Shenandoah essentially did not report sales in April and reported net sales at 40% and 60%, respectively, of the prior year amounts in May. The Sam Moore division operated at 50% capacity in April and resumed to 80% in the second quarter. Its sales decrease was driven by decreased unit volume. The Domestic Upholstery segment’s ASP decreased due to reduced proportion of higher-priced Bradington-Young leather products.

■	All Other net sales increased slightly due to the addition of Lifestyle Brands sales, partially offset by decreased net sales at H Contract due to decreased unit volume and ASP.

	Gross Income and Margin
	Twenty-Six Weeks Ended
	August 2, 2020		August 4, 2019		$ Change	% Change
		% Net Sales		% Net Sales
Hooker Branded	$20,448	31.0%	$24,376	30.9%	$(3,928)	-16.1%
Home Meridian	17,320	13.4%	16,854	10.9%	465	2.8%
Domestic Upholstery	5,804	16.9%	10,919	22.8%	(5,115)	-46.8%
All Other	2,082	34.5%	2,194	36.8%	(112)	-5.1%
Consolidated	$45,654	19.4%	$54,343	18.9%	$(8,690)	-16.0%

Consolidated gross profit decreased in absolute terms while increased as a percentage of net sales in the fiscal 2021 first half versus the prior year period.

■	The Hooker Branded segment’s gross profit decreased in absolute terms due to the decline in sales and stayed essentially flat as a percentage of net sales.

■

Home Meridian segment gross margin increased in absolute terms in spite of lower net sales, but consequently increased as a percentage of net sales. In the prior year period, this segment was heavily impacted by increased product costs due to excess tariffs, higher freight costs, and increased warehousing and distribution costs to handle excess inventory. These issues did not re-occur in fiscal 2021, which we believe is the result of the resourcing transition to Vietnam which has helped to reduce product costs, and the exit of temporary warehouses, which has reduced warehousing and handling costs.

■

Domestic Upholstery segment’s gross profit decreased significantly in absolute terms and as a percentage of net sales due to the net sales decline and inefficiencies of operating at reduced production volume. Unabsorbed fixed costs adversely impacted gross margin by 5.6% in this segment.

■	All Other’s gross profit and margin decreased in absolute terms and as a percentage of net sales due to unfavorable product mix.

	Selling and Administrative Expenses (S&A)
	Twenty-Six Weeks Ended
	August 2, 2020		August 4, 2019		$ Change	% Change
		% Net Sales		% Net Sales
Hooker Branded	$13,025	19.7%	$15,111	19.1%	$(2,086)	-13.8%
Home Meridian	17,981	14.0%	21,246	13.7%	(3,265)	-15.4%
Domestic Upholstery	5,718	16.7%	6,842	14.3%	(1,124)	-16.4%
All Other	1,346	22.3%	1,279	21.5%	67	5.2%
Consolidated	$38,070	16.2%	$44,478	15.5%	$(6,408)	-14.4%

Consolidated S&A expenses decreased in absolute terms but increased as a percentage of net sales in the fiscal 2021 first half versus the prior year period.

■

The Hooker Branded segment’s S&A expenses decreased in absolute terms in the fiscal 2021 first half due primarily to decreased selling costs on lower net sales, as well as cost-cutting measures implemented to address the COVID-19 crisis. The decreases were partially offset by higher bad debt expenses due to a customer write-off during the first quarter unrelated to COVID-19 and an increase in reserves to recognize expected future credit losses under ASC 326 requirements, which we adopted during the first quarter of fiscal 2021.

■

The Home Meridian segment’s S&A expenses decreased in absolute terms and increased slightly as a percentage of net sales. The decrease was principally attributable to lower selling expenses due to lower net sales and cost reductions implemented in response to the COVID-19 crisis. These decreases were partially offset by increased professional service expenses.

■

The Domestic Upholstery segment’s S&A expenses decreased in absolute terms due to decreased selling expenses on lower net sales, as well as cost reductions such as decreased compensation expenses and advertising supply expenses.

■	All Other S&A expenses increased both in absolute terms and as a percentage of net sales.

	Goodwill impairment charges
	Twenty-Six Weeks Ended
	August 2, 2020		August 4, 2019		$ Change	% Change
		% Net Sales		% Net Sales
Home Meridian	$23,187	18.0%	$-	0.0%	$23,187
Domestic Upholstery	16,381	47.8%	-	0.0%	16,381
Consolidated	39,568	16.8%	-		39,568

	Trade name impairment charges
	Twenty-Six Weeks Ended
	August 2, 2020		August 4, 2019		$ Change	% Change
		% Net Sales		% Net Sales
Home Meridian	$4,750	3.7%	$-		$4,750
Consolidated	$4,750	2.0%	$-		4,750

In the first quarter of fiscal 2021, we recorded $23.2 million and $16.4 million in non-cash impairment charges to write down goodwill in the Home Meridian segment and the Shenandoah division under Domestic Upholstery segment, respectively. We also recorded $4.8 million in non-cash impairment charges to write down tradenames in the Home Meridian segment.

	Intangible Asset Amortization
	Twenty-Six Weeks Ended
	August 2, 2020		August 4, 2019		$ Change	% Change
		% Net Sales		% Net Sales
Intangible asset amortization	$1,192	0.5%	$1,192	0.4%	$-	0.0%

Intangible asset amortization expense stayed the same compared to the prior year first half.

	Operating (Loss)/Profit and Margin
	Twenty-Six Weeks Ended
	August 2, 2020		August 4, 2019		$ Change	% Change
		% Net Sales		% Net Sales
Hooker Branded	$7,423	11.2%	$9,265	11.7%	$(1,842)	-19.9%
Home Meridian	(29,265)	-22.7%	(5,059)	-3.3%	(24,206)	-478.5%
Domestic Upholstery	(16,820)	-49.1%	3,552	7.4%	(20,372)	573.5%
All Other	736	12.2%	915	15.4%	(179)	-19.6%
Consolidated	$(37,926)	-16.1%	$8,673	3.0%	$(46,599)	-537.3%

Operating profitability decreased in absolute terms and as a percentage of net sales, due to the factors discussed above.

	Interest Expense, net
	Twenty-Six Weeks Ended
	August 2, 2020		August 4, 2019		$ Change	% Change
		% Net Sales		% Net Sales
Consolidated interest expense, net	$327	0.1%	$669	0.2%	$(342)	-51.1%

Consolidated interest expense decreased in the fiscal 2021 first half primarily due to lower interest rates on our variable-rate term loans, as well as lower principal balances.

	Income taxes
	Twenty-Six Weeks Ended
	August 2, 2020		August 4, 2019		$ Change	% Change
		% Net Sales		% Net Sales
Consolidated income tax (benefit)/expense	$(9,259)	-3.9%	$1,763	0.6%	$(11,022)	-625.2%

Effective Tax Rate	24.2%		22.3%

We recorded income tax benefit of $9.3 million for the fiscal 2021 first half, of which $10.7 million was recorded related to goodwill and trade name impairment charges, compared to $1.8 million income tax expense for the comparable prior year period. The effective tax rates for the fiscal 2021 and 2020 first half periods were 24.2% and 22.3%, respectively.

	Net (Loss)/Income
	Twenty-Six Weeks Ended
	August 2, 2020		August 4, 2019		$ Change	% Change
Net (loss)/income		% Net Sales		% Net Sales
Consolidated	$(29,045)	-12.4%	$6,147	2.1%	$(35,192)	-572.5%

Diluted (loss) / earnings per share	$(2.46)		$0.52

Outlook

Given the strong demand we have seen since mid-May and with backlogs up 35% as of the end of the second quarter, we are entering the fall selling season with momentum and optimism. We believe there are several positive factors in play such as pent-up demand, more focus on home environments and less competition for discretionary consumer spending from travel, dining out and sporting events. The factors noted above have currently positioned home furnishings as an advantaged category and we are well-positioned to capitalize on that.

We are concerned about the human and economic toll of COVID-19, both currently and prospectively, as the possibility of additional surges of the virus may delay re-openings and have adverse effects in certain regions or states and consequently on demand for our products. Barring a second nationwide or large-scale lock-down, we expect business to improve in the second half of the fiscal year. However, we have limited visibility of how the economic and health crises may fluctuate in the coming months and face headwinds of substantial unemployment, continuing social unrest and general uncertainty.

We remain in exceptional financial condition with a strong balance sheet. As of the end of our fiscal 2021 second quarter, our cash position was $82.2 million, an increase of $46 million over the end of the 2020 fiscal year on February 2, 2020. Additionally, we have access to about $26 million under our existing revolver to fund working capital requirements and to an additional $25 million in cash surrender value of Company-owned life insurance policies. While we expect our cash balances to decline somewhat over the remainder of the year as we rebuild inventories and as trade receivables increase- both to accommodate increased sales- we expect our liquidity to be sufficient.

Discussions with lenders to refinance our credit facility which expires in February 2021 have begun and we expect to be successful in refinancing our debt; however, we believe we have sufficient financial resources to continue to operate effectively even without refinancing our debt. We expect to continue managing cash and spending cautiously as we move through the coming months.

We face a number of significant risks and uncertainties, as more fully discussed in Item 1A, “Risk Factors” in our 2020 Annual Report.

Financial Condition, Liquidity and Capital Resources

Cash Flows – Operating, Investing and Financing Activities

	Twenty-Six Weeks Ended
	August 2,	August 4,
	2020	2019
Net cash provided by operating activities	$53,168	$11,012
Net cash used in investing activities	(264)	(2,689)
Cash used in financing activities	(6,725)	(6,469)
Net increase in cash and cash equivalents	$46,179	$1,854

During the six months ended August 2, 2020, we used a portion of the $53.2 million cash generated from operations and $673,000 life insurance proceeds to pay $3.8 million in cash dividends, $3.2 million in principal and interest payments on our term loans, and $453,000 in life insurance premiums on Company-owned life insurance policies.

In comparison, during the six months ended August 4, 2019, we used some of the $11.0 million of cash generated from operations and $1.4 million of proceeds on a note receivable to pay for $3.7 million of capital expenditures to expand our domestic manufacturing capacities and to enhance our business systems and facilities, $3.5 million in cash dividends, $2.9 million in long-term debt payments, and $489,000 in life insurance premiums.

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

Details of the individual credit facilities referenced in the Original Loan Agreement are as follows:

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

We were in compliance with each of these financial covenants at August 2, 2020 and expect to remain in compliance with existing covenants for the foreseeable future. We believe we have the financial resources to weather the expected short-term impacts of COVID-19; however, an extended impact may materially and adversely affect our sales, earnings and liquidity.

As of August 2, 2020, $10.1 million was outstanding under the Unsecured Term Loan, $17.1 million was outstanding under the Secured Term Loan.

Revolving Credit Facility Availability

As of August 2, 2020, we had an aggregate $25.7 million available under our revolving credit facility to fund working capital needs. Standby letters of credit in the aggregate amount of $4.3 million, used to collateralize certain insurance arrangements and for imported product purchases, were outstanding under the revolving credit facility as of August 2, 2020. There were no additional borrowings outstanding under the revolving credit facility as of August 2, 2020.

Expected Refinancing in Fiscal 2021

All amounts outstanding on our term loans and revolving credit facility are due and payable on the first day of fiscal 2022, February 1, 2021 and discussions with lenders about refinancing are underway. We expect to enter into a new credit facility on or before the expiration of the current agreement. Given current market dynamics, we expect credit to be more costly than our current lending arrangements. If the negative economic effects of COVID-19 persist, it would likely have a material adverse effect on our sales, earnings and liquidity. Consequently, our credit rating may decrease or the availability of loans may be limited and refinancing our debt may be more difficult and loans more costly. Irrespective of our success in refinancing these loans, we believe we could pay them off and have sufficient liquidity for working capital needs thanks to our strong cash position and access to cash surrender value of Company-owned life insurance.

Capital Expenditures

Prior to the COVID-19 crisis, we expected to spend between $2.5 million to $4.5 million for capital projects in fiscal 2021 to maintain and enhance our operating systems and facilities. However, due to the negative economic effects of COVID-19, we have delayed indefinitely about $3 million in non-critical capital spending. We expect to spend between $500,000 to $1.0 million in the remainder of the 2021 fiscal year to maintain and enhance our operating systems and facilities.

COVID-19 Cost Cutting and Cash Preservation Measures

During the fiscal 2021 first quarter, we initiated certain measures to reduce operating expenses and preserve cash which include temporary fee reductions for our Board of Directors, temporary salary reductions for officers and certain other managers, strategic staff reductions, the temporary closure of our domestic manufacturing plants and the furlough of manufacturing, warehouse and administrative associates. We also delayed all non-critical capital spending, rationalized our import purchase orders and accepted certain accommodations from our vendors to cut costs and extend payment terms where possible.

While we continue to spend cautiously, business has improved steadily beginning in May 2020 and we’ve seen greatly increased demand for our products. Consequently, during the 2021 second quarter, our domestic manufacturing plants reopened and are currently operating near capacity. Most furloughs of our associates have ended and temporary salary and fee reductions have been rescinded. We are in the process of re-building inventory to meet increased customer demand.

As of the end of our fiscal 2021 second quarter of August 2, 2020, our cash position had increased by $46.2 million over the end of the 2020 fiscal year on February 2, 2020. We expect these cash balances to decrease as we build inventories to meet increased customer demand.

Dividends

On September 2, 2020, our board of directors declared a quarterly cash dividend of $0.16 per share, payable on September 30, 2020 to shareholders of record at September 18, 2020. We expect our low fixed cost business model, which served us well during the Great Recession, to help us navigate the current disruption. Our cash position has remained strong and has continued to improve since our fiscal year-end in early February, with additional availability under our revolving credit facility if needed. Consequently, while we are confident in our future and are proud of our fifty-plus year history of consistently paying dividends, we have limited visibility into future economic conditions. The Board will continue to evaluate the appropriateness of the current dividend rate considering our performance and economic conditions in future quarters.

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

Interest Rate Risk

Borrowings under our revolving credit facility and the Unsecured Term Loan bear interest based on LIBOR plus 1.5% and borrowings under the Secured Term Loan bear interest based on LIBOR plus 0.5%. As such, these debt instruments expose us to market risk for changes in interest rates. There was no outstanding balance under our revolving credit facility as of August 2, 2020, other than standby letters of credit in the amount of $4.3 million; however, as of August 2, 2020, $27.2 million was outstanding under our term loans. A 1% increase in the LIBOR rate would result in an annual increase in interest expenses on our terms loans of approximately $128,000.

Raw Materials Price Risk

We are exposed to market risk from changes in the cost of raw materials used in our domestic upholstery manufacturing processes; principally, wood, leather, fabric and foam products.  Increases in home construction activity could result in increases in wood and fabric costs. Additionally, the cost of petroleum-based foam products we utilize are sensitive to crude oil prices, which vary due to supply, demand and geo-political factors.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended August 2, 2020. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective as of August 2, 2020 to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to the Company’s management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure and are effective to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the fiscal quarter ended August 2, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended August 2, 2020, formatted in Inline Extensible Business Reporting Language (“XBRL”): (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of income, (iii) condensed consolidated statements of comprehensive income, (iv) condensed consolidated statements of cash flows, and (v) the notes to the condensed consolidated financial statements

104	Cover page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).

*Filed herewith

** Furnished herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOOKER FURNITURE CORPORATION

Date: September 9, 2020	By:	/s/ Paul A. Huckfeldt
Paul A. Huckfeldt Chief Financial Officer and Senior Vice President – Finance and Accounting