Form 10-Q
period 2020-11-01
HOOKER FURNITURE CORP
filed 2020-12-10
CIK 1077688

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended November 1, 2020

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

As of December 4, 2020, there were 11,887,272 shares of the registrant’s common stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

HOOKER FURNITURE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

As of	November 1,	February 2,
	2020	2020
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$93,874	$36,031
Trade accounts receivable, net	75,297	87,653
Inventories	64,083	92,813
Income tax recoverable	-	751
Prepaid expenses and other current assets	4,543	4,719
Total current assets	237,797	221,967
Property, plant and equipment, net	27,315	29,907
Cash surrender value of life insurance policies	25,104	24,888
Deferred taxes	14,152	2,880
Operating leases right-of-use assets	36,322	39,512
Intangible assets, net	26,833	33,371
Goodwill	490	40,058
Other assets	1,244	1,125
Total non-current assets	131,460	171,741
Total assets	$369,257	$393,708

Liabilities and Shareholders’ Equity
Current liabilities
Current portion of term loans	$25,741	$5,834
Trade accounts payable	28,452	25,493
Accrued salaries, wages and benefits	4,491	4,933
Income tax payable	2,015	-
Customer deposits	4,319	3,351
Current portion of lease liabilities	6,772	6,307
Other accrued expenses	3,045	4,211
Total current liabilities	74,835	50,129
Long term debt	-	24,282
Deferred compensation	11,162	11,382
Lease liabilities	30,937	33,794
Other long-term liabilities	1,187	-
Total long-term liabilities	43,286	69,458
Total liabilities	118,121	119,587

Shareholders’ equity
Common stock, no par value, 20,000 shares authorized, 11,887 and 11,838 shares issued and outstanding on each date	53,055	51,582
Retained earnings	198,601	223,252
Accumulated other comprehensive loss	(520)	(713)
Total shareholders’ equity	251,136	274,121
Total liabilities and shareholders’ equity	$369,257	$393,708

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

HOOKER FURNITURE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	For the
	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	Nov 1,	Nov 3,	Nov 1,	Nov 3,
	2020	2019	2020	2019

Net sales	$149,687	$158,176	$384,821	$445,942

Cost of sales	116,204	129,777	305,684	363,201

Gross profit	33,483	28,399	79,137	82,741

Selling and administrative expenses	19,850	22,810	57,920	67,286
Goodwill impairment charges	-	-	39,568	-
Trade name impairment charges	-	-	4,750	-
Intangible asset amortization	596	596	1,788	1,788

Operating income / (loss)	13,037	4,993	(24,889)	13,667

Other income, net	158	309	107	215
Interest expense, net	106	316	433	986

Income/(loss) before income taxes	13,089	4,986	(25,215)	12,896

Income tax expense / (benefit)	2,996	1,066	(6,263)	2,829

Net income/(loss)	$10,093	$3,920	$(18,952)	$10,067

Earnings/(Loss) per share
Basic	$0.85	$0.33	$(1.61)	$0.85
Diluted	$0.84	$0.33	$(1.61)	$0.85

Weighted average shares outstanding:
Basic	11,833	11,789	11,818	11,782
Diluted	11,939	11,816	11,818	11,821

Cash dividends declared per share	$0.16	$0.15	$0.48	$0.45

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

HOOKER FURNITURE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)
(In thousands)
(Unaudited)

	For the
	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	Nov 1,	Nov 3,	Nov 1,	Nov 3,
	2020	2019	2020	2019

Net income/(loss)	$10,093	$3,920	$(18,952)	$10,067
Other comprehensive income (loss):
Gain on pension plan settlement	-	(520)	-	(520)
Income tax effect on settlement	-	124	-	124
Amortization of actuarial loss	84	37	253	111
Income tax effect on amortization	(20)	(9)	(60)	(27)
Adjustments to net periodic benefit cost	64	(368)	193	(312)

Total Comprehensive Income/(Loss)	$10,157	$3,552	$(18,759)	$9,755

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

HOOKER FURNITURE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the
	Thirty-Nine Weeks Ended
	Nov 1,	Nov 3,
	2020	2019
Operating Activities:
Net (loss)/income	$(18,952)	$10,067
Adjustments to reconcile net income to net cash provided by operating activities:
Goodwill and intangible asset impairment charges	44,318	-
Depreciation and amortization	5,052	5,260
Gain on pension settlement	-	(520)
Gain on disposal of assets	-	(271)
Deferred income tax (benefit) / expense	(10,143)	1,461
Noncash restricted stock and performance awards	1,473	891
Provision for doubtful accounts and sales allowances	4,527	1,365
Gain on life insurance policies	(1,750)	(715)
Changes in assets and liabilities:
Trade accounts receivable	7,829	18,589
Inventories	28,730	1,589
Income tax recoverable	751	(2,348)
Prepaid expenses and other current assets	620	(638)
Trade accounts payable	2,947	(13,456)
Accrued salaries, wages, and benefits	(441)	(2,553)
Accrued income taxes	2,015	(3,159)
Customer deposits	967	10,006
Operating lease liabilities	797	536
Other accrued expenses	(1,165)	350
Deferred compensation	32	156
Net cash provided by operating activities	$67,607	$26,610

Investing Activities:
Purchases of property and equipment	(642)	(4,745)
Proceeds received on notes from sale of assets	-	1,465
Premiums paid on life insurance policies	(519)	(558)
Proceeds received on life insurance policies	1,489	-
Net cash provided by/(used in) investing activities	328	(3,838)

Financing Activities:
Payments for long-term debt	(4,393)	(4,393)
Cash dividends paid	(5,699)	(5,316)
Cash used in financing activities	(10,092)	(9,709)

Net increase in cash and cash equivalents	57,843	13,063
Cash and cash equivalents - beginning of year	36,031	11,435
Cash and cash equivalents - end of quarter	$93,874	$24,498

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$2,301	$6,754
Cash paid for interest, net	365	852

Non-cash transactions:
Increase in lease liabilities arising from obtaining right-of-use assets	$2,103	$272
Increase in property and equipment through accrued purchases	12	25

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

HOOKER FURNITURE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands, except per share data)
(Unaudited)

				Accumulated
				Other	Total
	Common Stock		Retained	Comprehensive	Shareholders'
	Shares	Amount	Earnings	Income (loss)	Equity
Balance at February 3, 2019	11,785	$49,549	$213,380	$247	$263,176
Net income			10,067		10,067
Gain on pension settlement, net of tax of $124				(396)	(396)
Unrealized loss on defined benefit plan, net of tax of $27				84	84
Cash dividends paid and accrued ($0.15 per share)			(5,316)		(5,316)
Restricted stock grants, net of forfeitures	53	344			344
Restricted stock compensation cost		600			600
Recognition of PSUs as equity-based awards		684			684
Balance at November 3, 2019	11,838	$51,177	$218,131	$(65)	$269,243

Balance at February 2, 2020	11,838	$51,582	$223,252	$(713)	$274,121
Net loss			(18,952)		(18,952)
Unrealized loss on defined benefit plan, net of tax of $60				193	193
Cash dividends paid and accrued ($0.16 per share)			(5,699)		(5,699)
Restricted stock grants, net of forfeitures	49	169			169
Restricted stock compensation cost		651			651
Performance-based restricted stock units cost		653			653
Balance at November 1, 2020	11,887	$53,055	$198,601	$(520)	$251,136

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

HOOKER FURNITURE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar and share amounts in tables, except per share amounts, in thousands unless otherwise indicated)

(Unaudited)

For the Thirty-Nine Weeks Ended November 1, 2020

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

The financial statements contained herein are being filed as part of a quarterly report on Form 10-Q covering the 2021 fiscal year thirteen-week period (also referred to as “three months,” “three-month period,” “quarter,” “third quarter” or “quarterly period”) that began August 3, 2020, and the thirty-nine week period (also referred to as “nine months”, “nine-month period” or “year-to-date period”) that began February 3, 2020, which both ended November 1, 2020. This report discusses our results of operations for this period compared to the 2020 fiscal year thirteen-week period that began August 5, 2019 and the thirty-nine week period that began February 4, 2019, which both ended November 3, 2019; and our financial condition as of November 1, 2020 compared to February 2, 2020.

References in these notes to the condensed consolidated financial statements of the Company to:

■	the 2021 fiscal year and comparable terminology mean the fifty-two-week fiscal year that began February 3, 2020 and will end January 31, 2021; and

■	the 2020 fiscal year and comparable terminology mean the fifty-two-week fiscal year that began February 4, 2019 and ended February 2, 2020.

We continually monitor our reportable segments for changes in facts and circumstances to determine whether changes in the identification or aggregation of operating segments are necessary. In the fourth quarter of fiscal 2020, we updated our reportable segments. Consequently, the segment disclosures in this filing have been recast to reflect these changes and therefore differ from prior year quarterly filings. See Note 13 Segment Information for additional details.

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

In December 2019, the FASB issued ASU 2019-12, Income Tax (Topic 740) – Simplifying the Accounting for Income Taxes. The amendments in this update simplify the accounting for income taxes by removing certain exceptions for intra-period tax allocation, the recognition of deferred tax liabilities after an investment in a foreign entity transitions to or from the equity method, and the general methodology for calculating income taxes in an interim period when a year-to-date loss exceeds the anticipated loss for the year. The amendments also introduce new guidance on determining how to apply the income tax guidance to franchise taxes that are partially based on income, clarifying the accounting for transactions that result in a step-up in the tax basis of goodwill, and the effect of an enacted change in tax laws or rates in the annual effective tax rate computation in the interim period. The amendments are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. We elected to adopt ASU 2019-12 on February 3, 2020, the first day of our 2021 fiscal year. The adoption of this standard resulted in additional $4.0 million of income tax benefit upon adoption. See Note 12 Income Taxes for additional details.

3.     Accounts Receivable

	November 1,	February 2,
	2020	2020

Trade accounts receivable	$84,467	$91,261
Receivable from factor	-	788
Other accounts receivable allowances	(7,503)	(3,493)
Allowance for doubtful accounts	(1,667)	(903)
Accounts receivable	$75,297	$87,653

“Receivable from factor” represented amounts due with respect to factored accounts receivable. The agreement was discontinued in early fiscal 2021.

4.     Inventories

	November 1,	February 2,
	2020	2020
Finished furniture	$76,943	$106,495
Furniture in process	1,297	1,304
Materials and supplies	7,585	8,479
Inventories at FIFO	85,825	116,278
Reduction to LIFO basis	(21,742)	(23,465)
Inventories	$64,083	$92,813

5.     Property, Plant and Equipment

	Depreciable Lives	November 1,	February 2,
	(In years)	2020	2020

Buildings and land improvements	15 - 30	$31,316	$31,316
Computer software and hardware	3 - 10	19,294	19,166
Machinery and equipment	10	9,348	9,271
Leasehold improvements	Term of lease	9,882	9,737
Furniture and fixtures	3 - 10	2,617	2,597
Other	5	651	651
Total depreciable property at cost		73,108	72,738
Less accumulated depreciation		47,335	44,089
Total depreciable property, net		25,773	28,649
Land		1,077	1,077
Construction-in-progress		465	181
Property, plant and equipment, net		$27,315	$29,907

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

As of November 1, 2020 and February 2, 2020, Company-owned life insurance was measured at fair value on a recurring basis based on Level 2 inputs. The fair value of the Company-owned life insurance is determined by inputs that are readily available in public markets or can be derived from information available in publicly quoted markets. Additionally, the fair value of the Company-owned life insurance is marked to market each reporting period and any change in fair value is reflected in income for that period.

Our assets measured at fair value on a recurring basis at November 1, 2020 and February 2, 2020, were as follows:

	Fair value at November 1, 2020				Fair value at February 2, 2020
Description	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets measured at fair value
Company-owned life insurance	$-	$25,104	$-	$25,104	$-	$24,888	$-	$24,888

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

		Thirty-Nine Weeks Ended
		November 1, 2020			February 2, 2020
Non-amortizable Intangible Assets	Segment	Beginning Balance	Impairment Charges	Net Book Value	Beginning Balance	Impairment Charges	Net Book Value
Goodwill	Home Meridian	$23,187	$(23,187)	$-	$23,187	$-	$23,187
Goodwill	Domestic Upholstery	16,871	(16,381)	490	16,871	-	16,871
Total Goodwill		40,058	(39,568)	490	40,058	-	40,058

Trademarks and trade names - Home Meridian	Home Meridian	11,400	(4,750)	6,650	11,400	-	11,400
Trademarks and trade names - Bradington-Young	Domestic Upholstery	861	-	861	861	-	861
Trademarks and trade names - Sam Moore	Domestic Upholstery	396	-	396	396	-	396
Total Trademarks and trade names		$12,657	$(4,750)	$7,907	$12,657	$-	$12,657

Total non-amortizable assets		$52,715	$(44,318)	$8,397	$52,715	$-	$52,715

Our amortizable intangible assets are recorded in our Home Meridian and Domestic Upholstery segments. The carrying amounts and changes therein of those amortizable intangible assets were as follows:

	Amortizable Intangible Assets
	Customer
	Relationships	Trademarks	Totals

Balance at February 2, 2020	$19,996	$718	$20,714
Amortization	(1,743)	(45)	(1,788)
Balance at November 1, 2020	$18,253	$673	$18,926

For the remainder of fiscal 2021, amortization expense is expected to be approximately $596,000.

8.     Leases

In fiscal 2020, we adopted Accounting Standards Codification Topic 842 Leases. We recognized sub-lease income of $144,000 for the three-month period and $432,000 for the nine-month period, both ended November 1, 2020. The components of lease cost and supplemental cash flow information for leases for the three-month and nine-month ended November 1, 2020 were:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 1, 2020	November 3, 2019	November 1, 2020	November 3, 2019
Operating lease cost	$2,061	$2,090	$6,319	$6,289
Variable lease cost	37	-	105	-
Short-term lease cost	70	173	272	467
Total operating lease cost	$2,168	$2,263	$6,696	$6,756

Operating cash outflows	$2,056	$1,918	$5,908	$6,255

The right-of-use assets and lease liabilities recorded on our Condensed Consolidated Balance Sheets as of November 1, 2020 were:

	November 1, 2020	February 2, 2020
Real estate	$35,374	$38,175
Property and equipment	948	1,337
Total operating leases right-of-use assets	$36,322	$39,512

Current portion of operating lease liabilities	$6,772	$6,307
Long term operating lease liabilities	30,937	33,794
Total operating lease liabilities	$37,709	$40,101

The weighted-average remaining lease term is 6.8 years. We used our incremental borrowing rate which is LIBOR plus 1.5% at the adoption date. The weighted-average discount rate is 2.3%. Due to the COVID-19 pandemic, we received concessions on several of our leases, including changes in lease terms and deferred rent payments. We accounted for the concessions as lease modifications and used current LIBOR plus 1.5% for those leases. The weighted-average discount rate decreased due to a decrease in LIBOR.

None of the modifications had a material effect on our condensed consolidated financial statements or results of operations.

The following table reconciles the undiscounted future lease payments for operating leases to the operating lease liabilities recorded in the condensed consolidated balance sheets on November 1, 2020:

Undiscounted Future Operating Lease Payments
Remainder of 2020	$1,949
2021	7,329
2022	5,557
2023	5,629
2024	5,253
2025 and thereafter	15,145
Total lease payments	$40,862
Less: impact of discounting	(3,153)
Present value of lease payments	$37,709

As of November 1, 2020, the Company has an additional lease for a warehouse in Georgia that had not yet commenced with estimated future minimum rental commitments of approximately $28 million. This lease is expected to commence in December 2021 with lease term of up to 10 years. Since the lease has not commenced, the undiscounted amounts are not included in the table above.

9.     Debt

As of November 1, 2020, we had an aggregate $25.7 million available under the Existing Revolver to fund working capital needs. Standby letters of credit in the aggregate amount of $4.3 million, used to collateralize certain insurance arrangements and for imported product purchases, were outstanding under the revolving credit facility as of November 1, 2020. There were no additional borrowings outstanding under the Existing Revolver as of November 1, 2020.

We currently have one unsecured term loan and one secured term loan outstanding and a revolving credit facility. The term loans are related to the Home Meridian acquisition. The full remaining principal amounts of $25.7 million on our term loans are due on or before February 1, 2021. We expect to pay off our term loans in full and enter into a new credit facility on or before the expiration of the current agreement.

Subsequent to the end of the fiscal 2021 third quarter, the Existing Revolver was amended to increase the sublimit of the facility available for the issuance of letters of credit from $4 million to $10 million in order to support import purchases.

10.   Employee Benefit Plans

We maintain two “frozen” retirement plans, which are paying benefits and may include active employees among the participants. We do not expect to add participants to these plans in the future. The two plans include:

■	a supplemental retirement income plan (“SRIP”) for certain former and current executives of Hooker Furniture Corporation; and
■	the Pulaski Furniture Corporation Supplemental Executive Retirement Plan (“SERP”) for certain former executives.

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 1,	November 3,	November 1,	November 3,
	2020	2019	2020	2019
Net periodic benefit costs
Service cost	32	26	96	78
Interest cost	74	204	222	613
Actuarial loss	84	37	253	111
Expected return on pension plan assets	-	(101)	-	(304)
Pension plan administrative expenses	-	98	-	293
Consolidated net periodic benefit costs	$190	$264	$571	$791

The SRIP and SERP plans are unfunded plans. In fiscal 2021, we paid $179,000 in the third quarter and $538,000 in the first nine months and expect to pay a total of approximately $191,000 in benefit payments from our general assets during the remainder of fiscal 2021 to fund SRIP and SERP payments.

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

	November 1,	February 2,
	2020	2020

Restricted shares	55	46
RSUs and PSUs	159	76
	214	122

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

All restricted shares, RSUs and PSUs awarded that have not yet vested are considered when computing diluted earnings per share. The following table sets forth the computation of basic and diluted earnings per share:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 1,	November 3,	November 1,	November 3,
	2020	2019	2020	2019

Net income/(loss)	$10,093	$3,920	$(18,952)	$10,067
Less: Unvested participating restricted stock dividends	9	7	26	18
Net earnings allocated to unvested participating restricted stock	47	16	-	33
Earnings/(loss) available for common shareholders	10,037	3,897	(18,978)	10,016

Weighted average shares outstanding for basic earnings per share	11,833	11,789	11,818	11,782
Dilutive effect of unvested restricted stock, RSU and PSU awards	106	27	*	39
Weighted average shares outstanding for diluted earnings per share	11,939	11,816	11,818	11,821

Basic earnings/(loss) per share	$0.85	$0.33	$(1.61)	$0.85

Diluted earnings/(loss) per share	$0.84	$0.33	$(1.61)	$0.85

*Due to the fiscal 2021 year-to-date net loss, approximately 92,000 shares would have been antidilutive and are therefore excluded from the calculation of earnings per share for the thirty-nine weeks ended November 1, 2020.

12.   Income Taxes

We recorded income tax expense of $3.0 million for the fiscal 2021 third quarter compared to $1.1 million for the comparable prior year period. The effective tax rates for the fiscal 2021 and 2020 third quarters were 22.9% and 21.4%, respectively. We recorded income tax benefit of $6.3 million for the fiscal 2021 first nine months, of which income tax benefit of $10.7 million was recorded related to goodwill and trade name impairment charges, compared to $2.8 million income tax expense for the comparable prior year period. The effective tax rates for the first nine months of fiscal 2021 and 2020 were 24.8% and 21.9%, respectively.

An entity is required to make its best estimate of the annual effective tax rate for the full fiscal year at the end of each interim period and to use this rate to calculate its income taxes on a year-to-date basis. Under the current income tax guidance, there is an exception that when the year-to-date loss for an interim period exceeds the projected loss for the full fiscal year, the income tax benefit recognized year-to-date is limited to the amount of benefit that would be recognized if the year-to-date loss were the anticipated loss for the full fiscal year. ASU 2019-12 removes this exception and no longer limits the computed benefit. We elected to early adopt ASU 2019-12 in the first quarter of fiscal 2021 and recognized an additional $4.0 million of income tax benefits upon adoption. In the nine months period, we recognized additional $2.4 million of income tax benefit.

The net unrecognized tax benefits as of November 1, 2020 and February 2, 2020, which, if recognized, would affect our effective tax rate are $3,000.

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

The following table presents segment information for the periods, and as of the dates, indicated. Prior-year information has been recast to reflect the changes in segments discussed above:

	Thirteen Weeks Ended				Thirty-Nine Weeks Ended
	November 1, 2020		November 3, 2019		November 1, 2020		November 3, 2019
		% Net		% Net		% Net		% Net
Net Sales		Sales		Sales		Sales		Sales
Hooker Branded	$47,287	31.6%	$43,703	27.6%	$113,268	29.4%	$122,707	27.5%
Home Meridian	73,727	49.3%	85,776	54.2%	202,560	52.6%	240,594	54.0%
Domestic Upholstery	25,350	16.9%	25,029	15.9%	59,640	15.6%	73,016	16.3%
All Other	3,323	2.2%	3,668	2.3%	9,353	2.4%	9,625	2.2%
Consolidated	$149,687	100.0%	$158,176	100.0%	$384,821	100.0%	$445,942	100.0%

Gross Profit
Hooker Branded	$15,446	32.7%	$13,947	31.9%	$35,894	31.7%	$38,323	31.2%
Home Meridian	11,169	15.1%	7,286	8.5%	28,489	14.1%	24,139	10.0%
Domestic Upholstery	5,751	22.7%	5,847	23.4%	11,555	19.4%	16,766	23.0%
All Other	1,117	33.6%	1,319	36.0%	3,199	34.2%	3,513	36.5%
Consolidated	$33,483	22.4%	$28,399	18.0%	$79,137	20.6%	$82,741	18.6%

Operating Income/(Loss)
Hooker Branded	$7,686	16.3%	$6,188	14.2%	$15,108	13.3%	$15,453	12.6%
Home Meridian	2,510	3.4%	(3,955)	-4.6%	(26,754)	-13.2%	(9,013)	-3.7%
Domestic Upholstery	2,421	9.6%	2,278	9.1%	(14,399)	-24.1%	5,830	8.0%
All Other	420	12.6%	482	13.2%	1,156	12.4%	1,397	14.5%
Consolidated	$13,037	8.7%	$4,993	3.2%	$(24,889)	-6.5%	$13,667	3.1%

Capital Expenditures
Hooker Branded	$60		$89		$173		$600
Home Meridian	27		126		137		300
Domestic Upholstery	82		871		332		3,835
All Other	-		-		-		10
Consolidated	$169		$1,086		$642		$4,745

Depreciation & Amortization
Hooker Branded	$444		$471		$1,338		$1,453
Home Meridian	540		549		1,608		1,627
Domestic Upholstery	700		765		2,097		2,170
All Other	3		3		9		10
Consolidated	$1,687		$1,788		$5,052		$5,260

	As of November 1,		As of February 2,
	2020	%Total	2020	%Total
Identifiable Assets		Assets		Assets
Hooker Branded	$201,158	58.8%	$144,112	45.0%
Home Meridian	91,547	26.8%	138,313	43.2%
Domestic Upholstery	47,775	14.0%	36,085	11.3%
All Other	1,454	0.4%	1,769	0.5%
Consolidated	$341,934	100.0%	$320,279	100.0%
Consolidated Goodwill and Intangibles	27,323		73,429
Total Consolidated Assets	$369,257		$393,708

Sales by product type are as follows:

	Net Sales (in thousands)
	Thirteen Weeks Ended				Thirty-Nine Weeks Ended
	November 1, 2020	%Total	November 3, 2019	%Total	November 1, 2020	%Total	November 3, 2019	%Total
Casegoods	$91,457	61%	$105,018	66%	$234,905	61%	$288,470	65%
Upholstery	58,230	39%	53,158	34%	149,916	39%	157,472	35%
	$149,687	100%	$158,176	100%	$384,821	100%	$445,942	100%

14.   Subsequent Events

Loan agreement

On November 4, 2020, we entered the Second Amendment to the Second Amended and Restated Loan Agreement (the “Agreement”) to amend certain provisions of the Existing Loan Agreement. The Agreement was amended to increase the sublimit of the facility available for the issuance of letters of credit from $4 million to $10 million in order to support import purchases.

Dividends

On December 2, 2020, our board of directors declared a quarterly cash dividend of $0.18 per share, payable on December 31, 2020 to shareholders of record at December 16, 2020. This represents a 12.5% increase over the previous quarterly dividend and the fifth consecutive annual dividend increase.

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

This quarterly report on Form 10-Q includes our unaudited condensed consolidated financial statements for the 2021 fiscal year thirteen-week period (also referred to as “three months,” “three-month period,” “quarter,” “third quarter” or “quarterly period”) that began August 3, 2020, and the thirty-nine week period (also referred to as “nine months”, “nine-month period” or “year-to-date period”) that began February 3, 2020, which both ended November 1, 2020. This report discusses our results of operations for this period compared to the 2020 fiscal year thirteen-week period that began August 5, 2019 and the thirty-nine week period that began February 4, 2019, which both ended November 3, 2019; and our financial condition as of November 1, 2020 compared to February 2, 2020.

References in this report to:

■	the 2021 fiscal year and comparable terminology mean the fiscal year that began February 3, 2020 and will end January 31, 2021; and

■	the 2020 fiscal year and comparable terminology mean the fiscal year that began February 4, 2019 and ended February 2, 2020.

Dollar amounts presented in the tables below are in thousands except for per share data.

In the discussion below we reference changes in sales orders or “orders” and sales order backlog (unshipped orders at a point in time) or “backlog” over and compared to certain periods of time and changes discussed are in sales dollars and not units of inventory, unless stated otherwise. In a normal environment, we believe orders are generally good current indicators of sales momentum and business conditions. However, except for custom or proprietary products, orders may be cancelled before shipment. If the items ordered are in stock and the customer has requested immediate delivery, we generally ship products in about 7 days or less from receipt of order; however, orders may be shipped later if they are out of stock or there are production or shipping delays or the customer has requested the order to be shipped at a later date. In a normal environment, for the Hooker Branded segment, Domestic Upholstery segment and All Other, we generally consider unshipped order backlogs to be one helpful indicator of sales for the upcoming 30-day period, but because of our relatively quick delivery and our cancellation policies, we do not consider order backlogs to be a reliable indicator of expected long-term sales. In a normal environment, we generally consider the Home Meridian segment’s backlog to be one helpful indicator of that segment’s sales for the upcoming 90-day period. Due to (i) Home Meridian’s sales volume, (ii) the average sales order sizes of its mass, club and mega account channels of distribution, (iii) the proprietary nature of many of its products and (iv) the project nature of its hospitality business, for which average order sizes tend to be larger and consequently, its order backlog tends to be larger. There are exceptions to the general predictive nature of our orders and backlogs noted in this paragraph due to current demand and supply chain challenges related to the COVID-19 Pandemic. They are discussed in greater detail below and are essential to understanding our prospects.

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

To address the financial impact of the virus felt in the first quarter, we delayed non-essential capital spending and implemented other cost-cutting measures, including abbreviated shifts, furloughs, the temporary closure of our domestic manufacturing plants, staff reductions, temporary fee reductions for our Board of Directors, temporary salary reductions for officers and other managers, rationalizing current import purchase orders and collaborating with our vendors to cut costs and extend payment terms where possible.

While we continue to spend cautiously, business has improved steadily beginning in May 2020 and we’ve seen greatly increased demand for our products compared to the prior-year period and the first quarter of fiscal 2021. Fiscal 2021 third quarter consolidated orders increased 34% compared to the same prior-year period and year-to-date orders increased 8.3% as compared to the same prior-year period, despite abysmal first quarter orders. All three domestic upholstery divisions were operating at current full capacity at the end of the third quarter. Most furloughs of our associates have ended, and temporary salary and fee reductions have been rescinded. We are in the process of re-building inventory to meet increased customer demand.

We monitor information on COVID-19 from the Centers for Disease Control and Prevention (“CDC”) and believe we are adhering to their recommendations regarding the health and safety of our personnel. To address the potential human impact of the virus, most of our administrative staff are still telecommuting. For those administrative staff not telecommuting and our warehouse and domestic manufacturing employees, we have implemented social distancing and mask policies, instituted daily temperature checks and have stepped-up facility cleaning at each location. Non-essential domestic travel for our employees has ceased and international travel has been prohibited outright. Testing and treatment for COVID-19 is covered 100% under our medical plan and counseling is available through our employee assistance plan to assist employees with financial, mental and emotional stress related to the virus and other issues. In addition, for employees diagnosed with the virus (and those associates with another diagnosed person or persons in their household) we are offering work-from-home arrangements where feasible and are working to accommodate associates with child-care issues related to school or day-care closures and anticipated re-openings. The safety and health of our employees remains a top priority.

As of early December 2020, the average daily cases of COVID-19 and associated hospitalizations and deaths have been increasing since September. Governments have been implementing a range of measures in response to the second round of the pandemic. The extent to which these recent developments may adversely affect our sales, earnings and liquidity during the remainder of fiscal 2021 and into fiscal 2022 is unknown.

Executive Summary-Results of Operations

Consolidated net sales for fiscal 2021 third quarter decreased by $8.5 million or 5.4%, partially recovering from 22.8% and 14.3% net sales decreases, respectively, in the first and second quarters of fiscal 2021, all compared to their respective prior year periods. The net sales declines were principally driven by decreased sales at Home Meridian due to inventory availability challenges partially offset by increased Hooker Branded sales. Consolidated operating income increased by $8.0 million or 161% versus the prior year period with our three reportable segments and All Other reporting operating profit for the third quarter of fiscal 2021. Increased operating income was driven by the non-recurrence of certain expenses at Home Meridian in the current year, lower overall consolidated spending due to COVID-19 and increased sales in the Hooker Branded segment.

For the first nine months, consolidated net sales decreased $61.1 million or 13.7% from $445.9 million to $384.8 million as compared to the prior year period due to sales decreases in all three reportable segments as well as All Other driven by significantly reduced sales volume during the COVID-19 pandemic.

Consolidated net income during the current quarter increased by $6.2 million or 158% and quarterly earnings per share was $0.84 as compared to $0.33 in the prior year third quarter. The net loss reported in the year-to-date period was due principally to $44.3 million non-cash impairment charges on our goodwill and trade names, $33.7 million net of tax, driven largely by our depressed stock price which occurred at the depth of the crisis and which was a primary input in the valuation analysis that necessitated the write-off. First nine months of fiscal 2021 loss per share was $1.61 as compared to earnings per share of $0.85 in the comparable period.

Our fiscal 2021 third quarter and first nine months performance is discussed in greater detail below under “Review” and “Results of Operations.”

Review

We are pleased to report encouraging results for the third quarter of fiscal 2021, which showed solid improvements from the initial pandemic conditions encountered earlier in the fiscal year. We believe that higher levels of consumer confidence and home sales compared to earlier in the year and more time spent at home have led to increased spending on home furnishings.

The Hooker Branded segment’s net sales increased by $3.6 million or 8.2% compared to the prior year third quarter and diminished the year-to-date sales decrease to 7.7%, compared to 16.5% decrease for the six-month period. Incoming orders have been trending upward for five consecutive months driven by increased demand for our products. Hooker Casegoods incoming orders increased by over 30% and Hooker Upholstery incoming orders increased by over 50%, both compared to the prior year third quarter. This segment reported $7.7 million operating income or 16.3% operating margin and finished the quarter with an order backlog 1.5 times the comparable prior year period.

The Home Meridian segment’s net sales decreased $12 million or 14% in the fiscal 2021 third quarter as compared to the prior year period due to decreases in Accentrics Home (“ACH”), Pulaski Furniture (“PFC”) and Samuel Lawrence Hospitality (“SLH”), partially offset by increased sales in the Prime Resources International (“PRI”) and HMidea divisions. Samuel Lawrence Furniture (“SLF”) net sales stayed flat for the quarter. ACH, the division focused on e-commerce channels with a shorter selling cycle, PFC and SLF all experienced inventory availability issues due to container availability and production capacity constraints with import suppliers. These issues led to reduced net sales at ACH and PFC, especially with large furniture chains and e-commerce customers. We are in the process of re-building our inventory and we have large orders in production to fulfill expected demand in the Winter selling season and beyond. The COVID-19 pandemic severely impacted the hospitality business beginning in the fiscal 2021 second quarter and, consequently, SLH’s sales decreased significantly. Division management is exploring new channels of distribution as the hospitality industry is expected to only partially recover in fiscal 2021. On a more positive note, PRI and HMidea net sales saw double-digit increases as compared to prior year third quarter driven by increased sales in the mass merchant and clubs channels. Despite decreased net sales, the segment reported $2.5 million in operating income compared to a $4.0 million operating loss in the prior year third quarter due principally to chargebacks with one major customer, excess inventory carrying costs due to customer returns and excess inventory, and inventory write-downs – all of which did not repeat in the current year. Home Meridian incoming orders increased by 36% with four out of six divisions reporting increases compared to the prior year period and the segment finished the quarter with backlog 80% higher than prior year quarter end. However, current order backlog may not be a helpful indicator of sales for the fourth quarter and the first half of fiscal 2022 due to supply chain challenges discussed above.

The Domestic Upholstery segment’s net sales increased $321,000 or 1.3% in the fiscal 2021 third quarter as compared to the prior year period, which represented solid recovery after two quarters with double-digit percentage net sales declines. Third quarter incoming orders increased by over 30% as compared to the prior year period. In response to the COVID-19 pandemic and reduced orders early this year, we temporarily closed our manufacturing plants at Bradington-Young and Shenandoah in April and significantly reduced production at Sam Moore. We gradually resumed their operations in the second quarter. By the end of the third quarter, all three divisions were operating at current full capacity and their order backlogs had fully recovered and increased substantially over the prior year. Bradington-Young, Shenandoah, and Sam Moore order backlog was 251%, 74%, and 57% higher than the prior year third quarter end, respectively. However, given the current circumstances, the unshipped order backlog may not be a helpful indicator of this segment’s sales for the fourth quarter and beyond due to production delays including labor shortages and scarcity of some raw materials and components. This segment has incurred higher labor costs as division management has increased capacity by hiring new associates to ramp up production in order to reduce backlogs. Domestic Upholstery reported $2.4 million in operating income or 9.6% operating margin in the third quarter of fiscal 2021, improvements compared to both prior year and operating losses experienced at the heights of the initial COVID crisis in the first and second quarters of the current fiscal year.

All Other net sales decreased by 9.4% compared to prior year third quarter due primarily to sales declines at H Contract. Incoming orders decreased by over 30% in the third quarter, as senior-living facilities, which comprise the majority of H Contract’s business, have decreased project spending due to the COVID-19 pandemic. Postponement of new facility construction, lower occupancy rates, and increased operating expenses related to COVID-19 resulted in reduced spending on furnishings. H Contract’s backlog was 9.1% lower than the prior year third quarter. All Other reported $420,000 in operating income in the fiscal 2021 third quarter which was attributable to H Contract’s performance, despite unfavorable product mix having a modest adverse impact on the gross margin.

We are very encouraged by the current historic levels of orders and backlogs; however, due to the current supply chain issues orders are not converting to shipments as quickly as could be expected in the pre-Pandemic environment and we expect that to continue at least into the fiscal 2022 first quarter. In a normal environment, we’d expect backlog to be one helpful indicator of sales for the Hooker Branded, Domestic Upholstery and All Other for the upcoming 30-day period and for the upcoming 90-day period for the Home Meridian segment. However, the current logistics challenges are slowing order fulfillment, particularly for Home Meridian whose average order sizes tend to be larger and more episodic versus orders for the traditional Hooker businesses, which tend to be smaller and more predictable. Additionally, Home Meridian orders are programmed out and scheduled for delivery to its larger accounts further into the future than usual, which is also contributing to the increased backlog. We expect these challenges will continue to negatively impact us and our sales in the fiscal 2021 fourth quarter, with steady improvements beginning in mid-February 2021 after the new year holidays in China and Vietnam.

To address the financial impact of the COVID-19 pandemic, we implemented certain measures to preserve cash and reduce operating expenses. Despite the operating loss for the nine-month period, which was driven by the non-cash impairment charges, we generated $67.6 million in cash from operating activities, distributed $5.7 million in cash dividends to our shareholders, and paid $4.8 million in principal and interest on our term loans. Cash and cash equivalents stood at $93.9 million at fiscal 2021 third quarter-end, an increase of $57.8 million compared to the balance at fiscal 2020 year-end. We are in the process of re-building our inventories to meet current demand and given current lead times with our Asian partners, we have and may continue to experience out-of-stocks with respect to certain imported products. We are confident that our strong financial condition can weather the expected short-term impacts of COVID-19; however, an extended impact may continue to materially and adversely affect our sales, earnings and liquidity.

Results of Operations

The following table sets forth the percentage relationship to net sales of certain items included in the condensed consolidated statements of income included in this report.

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 1,	November 3,	November 1,	November 3,
	2020	2019	2020	2019
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	77.6	82.0	79.4	81.4
Gross profit	22.4	18.0	20.6	18.6
Selling and administrative expenses	13.3	14.4	15.1	15.1
Goodwill impairment charges	-	-	10.3	-
Trade name impairment charges	-	-	1.2	-
Intangible asset amortization	0.4	0.4	0.5	0.4
Operating income/(loss)	8.7	3.2	(6.5)	3.1
Other income, net	0.1	0.2	-	-
Interest expense, net	0.1	0.2	0.1	0.2
Income/(loss) before income taxes	8.7	3.2	(6.6)	2.9
Income tax expense/(benefit)	2.0	0.7	(1.6)	0.6
Net income/(loss)	6.7	2.5	(4.9)	2.3

Fiscal 2020 results have been recast based on the re-composition of our reportable segments during the fiscal 2020 fourth quarter. See Note 13 Segment Information for additional details regarding the re-composition of our operating segments.

Fiscal 2021 Third Quarter Compared to Fiscal 2020 Third Quarter

	Net Sales
	Thirteen Weeks Ended
	November 1, 2020		November 3, 2019		$ Change	% Change
		% Net Sales		% Net Sales
Hooker Branded	$47,287	31.6%	$43,703	27.6%	$3,584	8.2%
Home Meridian	73,727	49.3%	85,776	54.2%	(12,049)	-14.0%
Domestic Upholstery	25,350	16.9%	25,029	15.9%	321	1.3%
All Other	3,323	2.2%	3,668	2.3%	(345)	-9.4%
Consolidated	$149,687	100%	$158,176	100%	$(8,489)	-5.4%

Unit Volume	FY21 Q3 % Increase vs. FY20 Q3	Average Selling Price (ASP)	FY21 Q3 % Increase vs. FY20 Q3

Hooker Branded	6.2%	Hooker Branded	0.9%
Home Meridian	-20.7%	Home Meridian	7.9%
Domestic Upholstery	-3.0%	Domestic Upholstery	4.7%
All Other	-10.2%	All Other	3.4%
Consolidated	-16.3%	Consolidated	12.3%

Consolidated net sales decreased due primarily to the sales decline in the Home Meridian segment, partially offset by increased net sales in the Hooker Branded segment.

■	Hooker Branded segment net sales increased in the fiscal 2021 third quarter as compared to the prior year period, due to increased unit volume and, to a lesser extent, increased ASP.

■

Net sales decreased in the Home Meridian segment due to inventory availability in the ACH and PFC divisions, as well as sales decline in the hospitality business which has been severely impacted by the pandemic. The decreases were partially offset by increased sales in the mass merchants and Clubs sales channels. ASP increased in four of six divisions; however, it was not enough to offset the volume loss in these divisions.

■

Domestic Upholstery segment net sales increased due to net sales increases in the Bradington-Young and Sam Moore divisions, partially offset by lower sales in the Shenandoah division due to reduced unit volume. During the fiscal 2021 third quarter, Bradington-Young and Sam Moore restored operations to full capacity. Shenandoah ramped up production and shipping at a slower pace but was at current full capacity at quarter-end. ASP increased due to increases in the Sam Moore and Shenandoah divisions as well as increased mix of higher-priced Bradington-Young leather products.

■

All Other net sales decreased by 9.4% in the fiscal 2021 third quarter as compared to the prior year period due principally to decreased unit volume in H Contract, which was adversely impacted by the pandemic.

	Gross Income and Margin
	Thirteen Weeks Ended
	November 1, 2020		November 3, 2019		$ Change	% Change
		% Net Sales		% Net Sales
Hooker Branded	$15,446	32.7%	$13,947	31.9%	$1,499	10.7%
Home Meridian	11,169	15.1%	7,286	8.5%	3,883	53.3%
Domestic Upholstery	5,751	22.7%	5,847	23.4%	(96)	-1.6%
All Other	1,117	33.6%	1,319	36.0%	(202)	-15.3%
Consolidated	$33,483	22.4%	$28,399	18.0%	$5,084	17.9%

Consolidated gross profit increased in absolute terms and as a percentage of net sales due primarily to increased gross margin in the Home Meridian segment and to a lesser in the Hooker Branded segment in the fiscal 2021 third quarter as compared to the prior year period.

■

The Hooker Branded segment’s gross profit increase was attributable to increased sales but was partially offset by higher ocean freight costs and increased product costs at Hooker Upholstery due to a higher mix of product sourced from China which carried higher costs.

■

Home Meridian segment gross profit increased significantly in absolute terms and as a percentage of net sales despite a 14% net sales decline. Gross margin benefitted from the absence of higher customer chargebacks, write-downs of quality-related returns, and warehousing and distribution costs to handle excess inventory in the prior year third quarter, as well as lower product costs due to the sourcing transition from China to non-tariff countries.

■

Domestic Upholstery segment’s gross profit decreased slightly in absolute terms and as a percentage of net sales due to decreased gross profit in the Shenandoah division as the result of net sales decline, partially offset by increased gross income and margin in the Bradington Young and Sam Moore divisions. All three divisions experienced increased material costs due to inflation and increased direct labor costs to service excess backlog but benefited from lower indirect costs as three divisions were at full capacity by quarter-end and were better able to absorb the indirect and fixed costs.

■	All Other’s gross profit decreased in absolute terms and as a percentage of net sales due to net sales decline and unfavorable product mix at the H Contract division.

	Selling and Administrative Expenses (S&A)
	Thirteen Weeks Ended
	November 1, 2020		November 3, 2019		$ Change	% Change
		% Net Sales		% Net Sales
Hooker Branded	$7,762	16.4%	$7,760	17.8%	$2	0.0%
Home Meridian	8,325	11.3%	10,907	12.7%	(2,582)	-23.7%
Domestic Upholstery	3,067	12.1%	3,307	13.2%	(240)	-7.3%
All Other	696	21.0%	836	22.8%	(140)	-16.7%
Consolidated	$19,850	13.3%	$22,810	14.4%	$(2,960)	-13.0%

Consolidated selling and administrative (“S&A”) expenses decreased in absolute terms and as a percentage of net sales in the fiscal 2021 third quarter as compared to prior year period.

■

The Hooker Branded segment’s S&A expenses stayed essentially flat in absolute terms. Increased selling expenses were offset by the cost reduction initiatives, lower October Market costs and spending concessions granted, all related to the COVID-19 pandemic. S&A expenses decreased as a percentage of net sales due to increased net sales.

■

The Home Meridian segment’s S&A expenses decreased in absolute terms and as a percentage of net sales due to lower selling expenses on decreased net sales and overall spending reductions in response to the COVID-19 crisis, partially offset by increased allowances for doubtful accounts.

■

The Domestic Upholstery segment’s S&A expenses decreased in absolute terms and as a percentage of net sales due to the cost reduction efforts as well as decreased advertising supply and sample expenses due to fewer new product introductions, partially offset by increased selling expenses on increased net sales.

■	All Other S&A expenses decreased in absolute terms and as a percentage of net sales due to lower selling expenses on decreased net sales as well as cost reduction initiatives related to the pandemic.

	Intangible Asset Amortization
	Thirteen Weeks Ended
	November 1, 2020		November 3, 2019		$ Change	% Change
		% Net Sales		% Net Sales
Intangible asset amortization	$596	0.4%	$596	0.4%	$-	0.0%

Intangible asset amortization expense stayed the same compared to the prior year third quarter.

	Operating Profit/(Loss) and Margin
	Thirteen Weeks Ended
	November 1, 2020		November 3, 2019		$ Change	% Change
		% Net Sales		% Net Sales
Hooker Branded	$7,686	16.3%	$6,188	14.2%	$1,498	24.2%
Home Meridian	2,510	3.4%	(3,955)	-4.6%	6,465	163.5%
Domestic Upholstery	2,421	9.6%	2,278	9.1%	143	6.3%
All Other	420	12.6%	482	13.2%	(62)	-12.9%
Consolidated	$13,037	8.7%	$4,993	3.2%	$8,044	161.1%

Operating profit increased in absolute terms and as a percentage of net sales, due to the factors discussed above.

	Interest Expense, net
	Thirteen Weeks Ended
	November 1, 2020		November 3, 2019		$ Change	% Change
		% Net Sales		% Net Sales
Consolidated interest expense, net	$106	0.1%	$316	0.2%	$(210)	-66.5%

Consolidated interest expense decreased in fiscal 2021 third quarter primarily due to lower interest rates on our variable-rate term loans, as well as lower principal balances.

	Income taxes
	Thirteen Weeks Ended
	November 1, 2020		November 3, 2019		$ Change	% Change
		% Net Sales		% Net Sales
Consolidated income tax expense	$2,996	2.0%	$1,066	0.7%	$1,930	181.1%

Effective Tax Rate	22.9%		21.4%

We recorded income tax expense of $3.0 million for the fiscal 2021 third quarter compared to $1.1 million for the comparable prior year period. The effective tax rates for the fiscal 2021 and 2020 third quarters were 22.9% and 21.4%, respectively.

	Net Income
	Thirteen Weeks Ended
	November 1, 2020		November 3, 2019		$ Change	% Change
Net income		% Net Sales		% Net Sales
Consolidated	$10,093	6.7%	$3,920	2.5%	$6,173	157.5%

Diluted earnings per share	$0.84		$0.33

Fiscal 2021 First Nine Months Compared to Fiscal 2020 First Nine Months

	Net Sales
	Thirty-Nine Weeks Ended
	November 1, 2020		November 3, 2019		$ Change	% Change
		% Net Sales		% Net Sales
Hooker Branded	$113,268	29.4%	$122,707	27.5%	$(9,439)	-7.7%
Home Meridian	202,560	52.6%	240,594	54.0%	(38,034)	-15.8%
Domestic Upholstery	59,640	15.6%	73,016	16.3%	(13,376)	-18.3%
All Other	9,353	2.4%	9,625	2.2%	(272)	-2.8%
Consolidated	$384,821	100%	$445,942	100%	$(61,121)	-13.7%

Unit Volume	FY21 YTD % Increase vs. FY20 YTD	Average Selling Price (ASP)	FY21 YTD % Increase vs. FY20 YTD

Hooker Branded	-9.6%	Hooker Branded	1.4%
Home Meridian	-17.7%	Home Meridian	4.1%
Domestic Upholstery	-17.3%	Domestic Upholstery	-1.2%
All Other	-4.5%	All Other	1.2%
Consolidated	-16.5%	Consolidated	4.1%

Consolidated net sales decreased due to significantly reduced sales volume in all three reportable segments as compared to the prior year period. Much of the unit volume decline in all segments is attributable to order cancelations and reduced ordering by our customers in immediate response to the COVID-19 pandemic, which caused many of our customers, particularly traditional furniture retailers which were deemed non-essential businesses, to face state-mandated temporary store closures to help reduce the spread of COVID-19.

■

The net sales decrease in the Hooker Branded segment was attributable to decreased net sales in the Hooker Casegoods division driven by reduced unit volume. Hooker Upholstery division reported increased net sales in the second and third quarters, while nine-month net sales stayed essentially flat as compared to the prior year period. ASP increased in the Hooker Branded segment due to increased ASP in Hooker Casegoods, partially offset by decreased ASP in Hooker Upholstery driven by higher discounting on e-commerce sales and unfavorable product mix.

■

Home Meridian segment net sales decreased due to decreased unit volume in five of six divisions as the result of reduced sales volume with large retailers and regional furniture chains, sales declines in its hospitality business, and inventory availability issues in the e-commence channel, while partially offset by increased sales in its clubs channel. The ASP increase was attributable to increased ASP in SLH due to product mix.

■

Domestic Upholstery segment net sales decreased due to decreased unit volume in all three divisions. Early this year, in response to COVID-19 pandemic restrictions and a decline in orders, we temporarily shut down Bradington-Young’s and Shenandoah’s manufacturing plants while we kept Sam Moore division operating at 50% capacity, which adversely impacted net sales in this segment. We resumed operations in the second quarter and operated at current full capacity for all three divisions by the end of the third quarter. The Domestic Upholstery segment’s ASP decreased due to a reduced proportion of higher-priced leather products sold.

■	All Other net sales decreased due to sales declines at H Contract, which was adversely impacted by the pandemic, partially offset by increased in sales at Lifestyle Brands.

	Gross Income and Margin
	Thirty-Nine Weeks Ended
	November 1, 2020		November 3, 2019		$ Change	% Change
		% Net Sales		% Net Sales
Hooker Branded	$35,894	31.7%	$38,323	31.2%	$(2,429)	-6.3%
Home Meridian	28,489	14.1%	24,139	10.0%	4,350	18.0%
Domestic Upholstery	11,555	19.4%	16,766	23.0%	(5,211)	-31.1%
All Other	3,199	34.2%	3,513	36.5%	(314)	-8.9%
Consolidated	$79,137	20.6%	$82,741	18.6%	$(3,604)	-4.4%

Consolidated gross profit decreased in absolute terms but increased as a percentage of net sales in the fiscal 2021 first nine months versus the prior year period.

■

The Hooker Branded segment’s gross profit decreased in absolute terms due to the net sales decline. Gross margin increased as a percentage of net sales as compared to the prior year period due principally to a higher percentage of sales sourced from non-tariff countries and lower warehousing and distribution spending, partially offset by higher discounting.

■

Home Meridian segment gross margin increased in absolute terms and as a percentage of net sales despite net sales decline. In the prior year period, this segment was heavily impacted by increased product costs due to excess tariffs, higher chargebacks of product with quality-related issues, increased warehousing and distribution costs to handle excess inventory, and some lower-margin programs due to customer mix. These issues either did not re-occur in fiscal 2021 or re-occurred at much lower or near normal levels.

■

Domestic Upholstery segment’s gross profit decreased significantly in absolute terms and as a percentage of net sales due primarily to the net sales decline and inefficiencies of operating at reduced production volumes during the first and second quarters. Indirect fixed costs adversely impacted gross margin by 310 basis points in this segment.

■

All Other’s gross profit and margin decreased in absolute terms and as a percentage of net sales due to sales decline and unfavorable product mix in H Contract division, partially offset by the addition of Lifestyle Brands.

	Selling and Administrative Expenses (S&A)
	Thirty-Nine Weeks Ended
	November 1, 2020		November 3, 2019		$ Change	% Change
		% Net Sales		% Net Sales
Hooker Branded	$20,788	18.4%	$22,870	18.6%	$(2,082)	-9.1%
Home Meridian	26,305	13.0%	32,152	13.4%	(5,847)	-18.2%
Domestic Upholstery	8,785	14.7%	10,149	13.9%	(1,364)	-13.4%
All Other	2,042	21.8%	2,115	22.0%	(73)	-3.5%
Consolidated	$57,920	15.1%	$67,286	15.1%	$(9,366)	-13.9%

Consolidated S&A expenses decreased in absolute terms but stayed unchanged as a percentage of net sales in the fiscal 2021 first nine months versus the prior year period.

■

The Hooker Branded segment’s S&A expenses decreased in absolute terms and as a percentage of net sales in the fiscal 2021 first nine months due primarily to decreased selling expenses on lower net sales, cost-cutting measures implemented to address the COVID-19 crisis, lower advertising supplies and sample expenses due to fewer new product introductions, as well as lower travel expenses due to pandemic-related restrictions. The decreases were partially offset by higher bad debt expense due to a customer write-off during the first quarter unrelated to COVID-19 and an increase in reserves to recognize expected future credit losses under ASC 326 requirements, which we adopted during the first quarter of fiscal 2021.

■

The Home Meridian segment’s S&A expenses decreased in absolute terms and as a percentage of net sales, attributable to lower selling expenses on lower net sales and overall spending reductions implemented in response to the COVID-19 crisis, as well as the absence of the resourcing transition costs in the prior year period.

■

The Domestic Upholstery segment’s S&A expenses decreased in absolute terms due to decreased selling expenses on lower net sales, decreased advertising supply expenses, as well as the overall cost reductions on operating expenses. S&A expenses increased as a percentage of net sales due to lower net sales.

■	All Other S&A expenses decreased in absolute terms and as a percentage of net sales driven by lower selling expenses and advertising supply expenses.

	Goodwill impairment charges
	Thirty-Nine Weeks Ended
	November 1, 2020		November 3, 2019		$ Change	% Change
		% Net Sales		% Net Sales
Home Meridian	$23,187	11.4%	$-	0.0%	$23,187
Domestic Upholstery	16,381	27.5%	-	0.0%	16,381
Consolidated	39,568	10.3%	-		39,568

	Trade name impairment charges
	Thirty-Nine Weeks Ended
	November 1, 2020		November 3, 2019		$ Change	% Change
		% Net Sales		% Net Sales
Home Meridian	$4,750	2.3%	$-		$4,750
Consolidated	$4,750	1.2%	$-		4,750

In the first quarter of fiscal 2021, we recorded $23.2 million and $16.4 million in non-cash impairment charges to write down goodwill in the Home Meridian segment and the Shenandoah division of the Domestic Upholstery segment, respectively. We also recorded $4.8 million in non-cash impairment charges to write down tradenames in the Home Meridian segment.

	Intangible Asset Amortization
	Thirty-Nine Weeks Ended
	November 1, 2020		November 3, 2019		$ Change	% Change
		% Net Sales		% Net Sales
Intangible asset amortization	$1,788	0.5%	$1,788	0.4%	$-	0.0%

Intangible asset amortization expense stayed the same compared to the prior year first nine months.

	Operating (Loss)/Profit and Margin
	Thirty-Nine Weeks Ended
	November 1, 2020		November 3, 2019		$ Change	% Change
		% Net Sales		% Net Sales
Hooker Branded	$15,108	13.3%	$15,453	12.6%	$(345)	-2.2%
Home Meridian	(26,754)	-13.2%	(9,013)	-3.7%	(17,741)	-196.8%
Domestic Upholstery	(14,399)	-24.1%	5,830	8.0%	(20,229)	347.0%
All Other	1,156	12.4%	1,397	14.5%	(241)	-17.3%
Consolidated	$(24,889)	-6.5%	$13,667	3.1%	$(38,556)	-282.1%

Operating profitability decreased in absolute terms and as a percentage of net sales, due to the factors discussed above.

	Interest Expense, net
	Thirty-Nine Weeks Ended
	November 1, 2020		November 3, 2019		$ Change	% Change
		% Net Sales		% Net Sales
Consolidated interest expense, net	$433	0.1%	$986	0.2%	$(553)	-56.1%

Consolidated interest expense decreased in the fiscal 2021 first nine months primarily due to lower interest rates on our variable-rate term loans, as well as lower principal balances.

	Income taxes
	Thirty-Nine Weeks Ended
	November 1, 2020		November 3, 2019		$ Change	% Change
		% Net Sales		% Net Sales
Consolidated income tax (benefit)/expense	$(6,263)	-1.6%	$2,829	0.6%	$(9,092)	-321.4%

Effective Tax Rate	24.8%		21.9%

We recorded income tax benefit of $6.3 million for the fiscal 2021 first nine months, of which $10.7 million was recorded related to goodwill and trade name impairment charges, compared to $2.8 million income tax expense for the comparable prior year period. The effective tax rates for the fiscal 2021 and 2020 first nine months periods were 24.8% and 21.9%, respectively.

	Net (Loss)/Income
	Thirty-Nine Weeks Ended
	November 1, 2020		November 3, 2019		$ Change	% Change
Net (loss) / income		% Net Sales		% Net Sales
Consolidated	$(18,952)	-4.9%	$10,067	2.3%	$(29,019)	-288.3%

Diluted (loss) / earnings per share	$(1.61)		$0.85

Outlook

As we head into the fourth quarter and next fiscal year, we are encouraged by our significant backlog and robust demand from all residential channels. We believe that furniture will be an advantaged sector of the economy, benefitting from a renewed consumer focus on the home, a strong housing market and less discretionary spending competition from travel, dining out and entertainment.

Currently, supply chain bottlenecks in an environment of surging demand are our greatest business challenge. Limitations on supply include scarcity of some raw materials and components, limited availability of shipping containers and ocean vessel space and production delays from some import suppliers. We are making progress with these challenges, as our overseas suppliers and own factories ramp up production to allow us to begin to meet the strong demand. However, we expect short-term unfavorable impacts to our fiscal 2021 fourth quarter sales and earnings, especially in our Home Meridian segment.

We are concerned about the human and economic toll of COVID-19, both currently and prospectively, especially the recent surge in COVID infections and hospitalizations. We continue to maintain rigorous safety protocols in all our workplaces and are encouraged that we have had essentially no workplace spread in any location thus far.

Despite these challenges, as we look forward to the next two to three quarters, we are optimistic and believe we have the backlog, order velocity and momentum to deliver strong results when our supply chain challenges subside. However, we have limited visibility of how the economic and health crises may fluctuate in the coming months.

We remain in exceptional financial condition with a strong balance sheet. As of the end of our fiscal 2021 third quarter, our cash position was nearly $94 million, an increase of about $58 million over the end of the 2020 fiscal year on February 2, 2020. Additionally, we have access to about $26 million under our existing revolver to fund working capital requirements and to an additional $25 million in cash surrender value of Company-owned life insurance policies. While we expect our cash balances to decline somewhat over the remainder of the year as we rebuild inventories and as trade receivables increase, both to accommodate increased sales, we expect our liquidity to be sufficient.

Discussions with lenders to refinance our credit facility which expires in February 2021 are nearing completion and we expect to be successful in refinancing our debt; however, we believe we have enough financial resources to continue to operate effectively even without refinancing our debt. Due to our strong cash position and expected working capital needs, we expect to pay off the balance of our term loans on or before closing of the New Credit Facility. If we were unable to enter into the new credit facility, we believe we have enough cash on hand to pay off our term loans and fund our operations in the near future. We expect to continue managing cash and spending cautiously as we move through the coming months.

We face many significant risks and uncertainties, as more fully discussed in Item 1A, “Risk Factors” in our 2020 Annual Report.

Financial Condition, Liquidity and Capital Resources

Cash Flows – Operating, Investing and Financing Activities

	Thirty-Nine Weeks Ended
	November 1,	November 3,
	2020	2019
Net cash provided by operating activities	$67,607	$26,610
Net cash provided by / (used in) investing activities	328	(3,838)
Cash used in financing activities	(10,092)	(9,709)
Net increase in cash and cash equivalents	$57,843	$13,063

During the nine months ended November 1, 2020, we used a portion of the $67.6 million cash generated from operations and $1.5 million life insurance proceeds to pay $5.7 million in cash dividends, $4.8 million in principal and interest payments on our term loans, $642,000 to enhance our business systems and facilities, and $519,000 in life insurance premiums on Company-owned life insurance policies.

In comparison, during the nine months ended November 3, 2019, we used some of the $26.6 million of cash generated from operations and $1.4 million of proceeds on a note receivable to pay for $5.3 million in cash dividends, $4.7 million of capital expenditures to expand our domestic manufacturing capacities and to enhance our business systems and facilities, $4.4 million in term loans payments, and $558,000 in life insurance premiums.

Liquidity, Financial Resources and Capital Expenditures

Our financial resources include:

■	available cash and cash equivalents, which are highly dependent on incoming order rates and our operating performance;
■	expected cash flow from operations;
■	available lines of credit; and
■	cash surrender value of Company-owned life insurance.

We believe these resources are sufficient to meet our business requirements through fiscal 2021 and for the foreseeable future, including:

■	capital expenditures;
■	working capital; and
■	the servicing of our acquisition-related debt.

Loan Agreements and Revolving Credit Facility

We currently have one unsecured term loan and one secured term loan outstanding and a revolving credit facility. The term loans are related to the HMI acquisition. Details of our loan agreements and revolving credit facility are outlined below.

Original Loan Agreement

On February 1, 2016, we entered into an amended and restated loan agreement (the “Original Loan Agreement”) with Bank of America, N.A. (“BofA”) in connection with the closing of the Home Meridian acquisition. Also, on February 1, 2016, we borrowed in full the amounts available under the Unsecured Term Loan (the “Unsecured Term Loan”) and the Secured Term Loan (the “Secured Term Loan”) in connection with the completion of the HMI acquisition.

Details of the individual credit facilities referenced in the Original Loan Agreement are as follows:

■

Unsecured revolving credit facility. The Original Loan Agreement increased the amount available under our existing unsecured revolving credit facility from $15 million to $30 million and increased the sublimit of the facility available for the issuance of letters of credit from $3 million to $4 million (subsequently revised to $10 million in the 2021 fiscal fourth quarter). Amounts outstanding under the revolving facility bear interest at a rate, adjusted monthly, equal to the then-current LIBOR monthly rate plus 1.50%. We must also pay a quarterly unused commitment fee that is based on the average daily amount of the facility utilized during the applicable quarter;

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

We were in compliance with each of these financial covenants at November 1, 2020 and expect to remain in compliance with existing covenants for the foreseeable future. We believe we have the financial resources to weather the expected short-term impacts of COVID-19; however, an extended impact may materially and adversely affect our sales, earnings and liquidity.

As of November 1, 2020, $8.6 million was outstanding under the Unsecured Term Loan, and $17.1 million was outstanding under the Secured Term Loan.

Revolving Credit Facility Availability

As of November 1, 2020, we had an aggregate $25.7 million available under our revolving credit facility to fund working capital needs. Standby letters of credit in the aggregate amount of $4.3 million, used to collateralize certain insurance arrangements and for imported product purchases, were outstanding under the revolving credit facility as of November 1, 2020. There were no additional borrowings outstanding under the revolving credit facility as of November 1, 2020.

Loan agreement

On November 4, 2020, we entered the Second Amendment to the Second Amended and Restated Loan Agreement to amend certain provisions of the Existing Loan Agreement. The following provisions of the Existing Loan Agreement are amended as: the Bank may from time to time issue letters of credit for the Company; the amount of any letters of credit outstanding at any one time (including the drawn and unreimbursed amounts of the letters of credit) may not exceed $10 million in the aggregate.

Expected New Credit Facility and Term Loan Payoff in Fiscal 2021

All amounts outstanding on our term loans and revolving credit facility are due and payable on the first day of fiscal 2022, February 1, 2021 and discussions with lenders about refinancing are concluding. We expect to enter into a new credit facility on or before the expiration of the current agreement. Due to our strong cash position and expected working capital needs, we expect to pay off the balance of our term loans on or before closing of the New Credit Facility. In the unlikely event that we are unable to enter into the new credit facility as expected, we believe we have enough cash on hand to pay off our term loans and fund our operations in the near future.

Given current market dynamics, credit could be more costly than our current lending arrangements. If the negative economic effects of COVID-19 persist or further deteriorate, it would likely have a material adverse effect on our sales, earnings and liquidity. Consequently, our credit rating may decrease, or the availability of loans may be limited and refinancing our debt may be more difficult and loans more costly.

Capital Expenditures

Prior to the COVID-19 crisis, we expected to spend between $2.5 million to $4.5 million for capital projects in fiscal 2021 to maintain and enhance our operating systems and facilities. However, due to the negative economic effects of COVID-19, we have delayed indefinitely about $3 million in non-critical capital spending. We expect to spend about $500,000 during the remainder of the 2021 fiscal year to maintain and enhance our operating systems and facilities.

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

While we continue to spend cautiously, business has improved steadily beginning in May 2020 and we’ve seen greatly increased demand for our products. Consequently, during the 2021 second quarter, our domestic manufacturing plants reopened and are currently operating at current capacity. During the fiscal 2021 third quarter, temporary salary and fee reductions were rescinded and as of early December 2020 furloughs of our associates have ended. We are in the process of re-building inventory to meet increased customer demand.

As of the end of our fiscal 2021 third quarter of November 1, 2020, our cash position had increased by about $58 million over the end of the 2020 fiscal year on February 2, 2020. We expect these cash balances to decrease as we build inventories to meet increased customer demand and pay off the balance of our term loans.

Dividends

On December 2, 2020, our board of directors declared a quarterly cash dividend of $0.18 per share, payable on December 31, 2020 to shareholders of record at December 16, 2020. This represents a 12.5% increase over the previous quarterly dividend and the fifth consecutive annual dividend increase.

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

Interest Rate Risk

Borrowings under our revolving credit facility and the Unsecured Term Loan bear interest based on LIBOR plus 1.5% and borrowings under the Secured Term Loan bear interest based on LIBOR plus 0.5%. As such, these debt instruments expose us to market risk for changes in interest rates. There was no outstanding balance under our revolving credit facility as of November 1, 2020, other than standby letters of credit in the amount of $4.3 million; however, as of November 1, 2020, $25.7 million was outstanding under our term loans. A 1% increase in the LIBOR rate would result in an annual increase in interest expenses on our terms loans of approximately $62,000.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended November 1, 2020. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective as of November 1, 2020 to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to the Company’s management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure and are effective to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the fiscal quarter ended November 1, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

10.1

Second Amendment to the Second Amended and Restated Loan Agreement, dated as of November 4, 2020, between Bank of America, N.A. and Hooker Furniture Corporation, a Virginia corporation, Bradington-Young, LLC, a Virginia limited liability company, Sam Moore Furniture LLC, a Virginia limited liability company, and Home Meridian Group, LLC, a Virginia limited liability company.

31.1*	Rule 13a-14(a) Certification of the Company’s principal executive officer

31.2*	Rule 13a-14(a) Certification of the Company’s principal financial officer

32.1**

Rule 13a-14(b) Certification of the Company’s principal executive officer and principal financial officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*

The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended November 1, 2020, formatted in Inline Extensible Business Reporting Language (“XBRL”): (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of income, (iii) condensed consolidated statements of comprehensive income, (iv) condensed consolidated statements of cash flows, and (v) the notes to the condensed consolidated financial statements

104	Cover page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).

*Filed herewith

** Furnished herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOOKER FURNITURE CORPORATION

Date: December 10, 2020	By: /s/Paul A. Huckfeldt
Paul A. Huckfeldt Chief Financial Officer and Senior Vice President – Finance and Accounting