Form 10-K
period 2021-01-31
HOOKER FURNITURE CORP
filed 2021-04-16
CIK 1077688

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended January 31, 2021

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $247.1 million.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of April 13, 2021:

Common stock, no par value	11,905,216
(Class of common stock)	(Number of shares)

Documents incorporated by reference: Portions of the registrant’s definitive Proxy Statement for its Annual Meeting of Shareholders scheduled to be held June 3, 2021 are incorporated by reference into Part III.

Hooker Furniture Corporation

All references to 2021, 2020, 2019, 2018, and 2017 or other years are referring to our fiscal years, unless otherwise stated. Our fiscal years end on the Sunday closest to January 31, with fiscal 2021 ending on January 31, 2021. Our quarterly periods are based on thirteen-week “reporting periods” (which end on a Sunday) rather than quarterly periods consisting of three calendar months. As a result, each quarterly period generally is thirteen weeks, or 91 days, long, except as noted below. In some years (generally once every six years) the fourth quarter will be fourteen weeks long and the fiscal year will consist of fifty-three weeks. The 2019 fiscal year that ended on February 3, 2019 was a 53-week fiscal year.

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

■

adverse political acts or developments in, or affecting, the international markets from which we import products, including duties or tariffs imposed on those products by foreign governments or the U.S. government, such as the prior U.S. administration’s imposition of a 25% tariff on certain goods imported into the United States from China including almost all furniture and furniture components manufactured in China, which is still in effect, with the potential for additional or increased tariffs in the future;

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

■

disruptions and damage (including those due to weather) affecting our Virginia, North Carolina or California warehouses (and our new Georgia warehouse when occupied), our Virginia or North Carolina administrative facilities or our representative offices or warehouses in Vietnam and China;

■

risks associated with our newly leased warehouse space in Georgia, including delays in construction and occupancy and risks associated with our move to the facility, including information systems, access to warehouse labor and the inability to realize anticipated cost savings;

■

risks associated with domestic manufacturing operations, including fluctuations in capacity utilization and the prices and availability of key raw materials, as well as changes in transportation, warehousing and domestic labor costs, availability of skilled labor, and environmental compliance and remediation costs;

■

the risks specifically related to the concentrations of a material part of our sales and accounts receivable in only a few customers, including the loss of several large customers through business consolidations, failures or other reasons, or the loss of significant sales programs with major customers;

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

■	the direct and indirect costs associated with the implementation of our Enterprise Resource Planning system, including costs resulting from unanticipated disruptions to our business;

■	achieving and managing growth and change, and the risks associated with new business lines, acquisitions, restructurings, strategic alliances and international operations;

■	the impairment of our long-lived assets, which can result in reduced earnings and net worth;

■	capital requirements and costs;

■	risks associated with distribution through third-party retailers, such as non-binding dealership arrangements;

■	the cost and difficulty of marketing and selling our products in foreign markets;

■	changes in domestic and international monetary policies and fluctuations in foreign currency exchange rates affecting the price of our imported products and raw materials;

■

the cyclical nature of the furniture industry, which is particularly sensitive to changes in consumer confidence, the amount of consumers’ income available for discretionary purchases, and the availability and terms of consumer credit;

■	price competition in the furniture industry;

■	competition from non-traditional outlets, such as internet and catalog retailers; and

■	changes in consumer preferences, including increased demand for lower-quality, lower-priced furniture.

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

□	Hooker Upholstery, imported upholstered furniture targeted at the upper-medium price-range.

■	The Home Meridian segment which includes the following brands/marketing units:
□	Accentrics Home, home furnishings centered around an eclectic mix of unique pieces and materials that offer a fresh take on home fashion focused on e-commerce customers;
□	Pulaski Furniture, casegoods covering the complete design spectrum in a wide range of bedroom, dining room, accent and display cabinets at medium price points;
□	Samuel Lawrence Furniture, value-conscious offerings in bedroom, dining room, home office and youth furnishings;
□	Prime Resources International, value-conscious imported leather motion upholstery;
□	Samuel Lawrence Hospitality, a designer and supplier of hotel furnishings targeted toward four and five-star hotels; and
□	HMidea, 2019 start-up that provides better-quality, ready-to-assemble furniture to mass marketers and e-commerce customers and includes our Clubs channel.

■	The Domestic Upholstery segment which includes the following operations:
□	Bradington-Young, a seating specialist in upscale motion and stationary leather furniture;
□	Sam Moore Furniture, a specialist in upscale occasional chairs, settees, sofas and sectional seating with an emphasis on cover-to-frame customization; and
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

Sourcing

Imported Products

We have sourced products from foreign manufacturers for over thirty years, predominantly from Asia. Imported casegoods and upholstered furniture together accounted for approximately 83% of our net sales in both fiscal 2021 and fiscal 2020 and 84% of our net sales in fiscal 2019.

Our imported furniture business is subject to inherent risks in importing products manufactured abroad, including, but not limited to, supply disruptions and delays due to a variety of reasons, including the coronavirus (COVID-19) pandemic and possible similar health-related issues, currency exchange rate fluctuations, transportation-related issues, economic and political developments and instability, as well as the laws, policies and actions of foreign governments and the United States. These laws, policies and actions may include regulations affecting trade or the application of tariffs, much like the current 25% tariff on certain goods imported into the United States from China, including almost all furniture and furniture components manufactured in China since fiscal 2019. In response to these tariffs, we began re-sourcing products from non-tariff countries, primarily Vietnam, and reduced our Chinese imports to less than 20% by the end of fiscal 2021.

Because of the large number and diverse nature of the foreign suppliers from which we source our imported products, we have flexibility in the sourcing of products among any particular supplier or country. However, a disruption in our supply chain from a major supplier or from Vietnam or China in general, could significantly compromise our ability to fill customer orders for products manufactured at that factory or in that country. Supply disruptions and delays on selected items could occur for six months or longer. If we were to be unsuccessful in obtaining those products from other sources or at a comparable cost, a disruption in our supply chain from a major furniture supplier, or from Vietnam or China in general, could decrease our sales, earnings and liquidity.

In fiscal 2021, many of our Chinese suppliers were closed or operating at reduced capacity due to the effects of COVID-19 and we experienced some out-of-stocks on better selling items. We offered and sold available goods on hand and in transit but were unable to fully mitigate the entire sales loss from these out-of-stocks. These suppliers were in the process of returning to full capacity when the COVID-19 crisis hit the U.S., resulting in order cancellations by many furniture customers, which caused many furniture wholesalers in the U.S. to cancel production orders with their Asian suppliers. Consequently, some supplier locations closed temporarily or reduced capacity and we experienced outages in select products as a result. While most of our Asian suppliers have returned to near full capacity, demand for furniture products has surged to historic levels. This unusually high demand has caused delays in the receipt of goods as suppliers scramble to fill orders, obtain shipping containers and steamship bookings. Additionally, port congestion has led to delays in unloading furniture once it reaches US ports. All of these factors, combined with the production halt that regularly occurs at Chinese and Vietnamese New Year holidays, have significantly lengthened the time it takes to receive goods and our order backlog is at historic levels.

Given the sourcing capacity available in Vietnam, China and other low-cost producing countries, we currently believe the risks from these potential supply disruptions are manageable; however, we have limited insight into the extent to which our business could be further impacted by COVID-19 and there are many unknowns including, how long we will be impacted, the severity of the impacts and the probability of a recurrence of COVID-19 or similar regional or global pandemics. See Item 1A, “Risk Factors” for additional information on our risks related to imported products.

For imported products, we generally negotiate firm pricing with foreign suppliers in U.S. Dollars, typically for a term of at least one year. We accept the exposure to exchange rate movements during these negotiated periods. We do not use derivative financial instruments to manage this risk but could choose to do so in the future. Since we transact our imported product purchases in U.S. Dollars, a relative decline in the value of the U.S. Dollar compared to the currencies from which we obtain our imported products could increase the price we pay for imported products beyond the negotiated periods. We generally expect to reflect substantially all of the effects of any price increases from suppliers in the prices we charge for imported products. However, these price changes could adversely impact sales volume and profit margin during affected periods. Conversely, a relative increase in the value of the U.S. Dollar compared to the currencies from which we obtain our imported products could decrease the cost of imported products and favorably impact net sales and profit margins during affected period. However, due to other factors, such as inflationary pressure in China and other countries, we may not fully realize savings when exchange rates fall. Therefore, lower exchange rates may only have a tempering effect on future price increases by merely delaying cost increases on imported products. See also Item 7A. “Quantitative and Qualitative Disclosures About Market Risk.”

Raw Materials

Significant materials used in manufacturing our domestic upholstered furniture products include leather, fabric, foam, wooden and metal frames and electronic mechanisms. Most of the leather is imported from Italy, South America and China, and is purchased as full hides and cut and sewn in our facilities or is purchased as pre-cut and sewn kits processed by our vendors to our pattern specifications. We believe our sources for raw materials are adequate and that we are not dependent on any one supplier. However, we have seen some delays in some pre-cut and sewn kits imported from China as a result of COVID-19 and our domestic upholstery segment is currently experiencing foam shortages due to a recent severe weather event in Texas that affected production of the by-products used in foam production. Our five largest domestic upholstery suppliers accounted for 28% of our raw materials purchases for domestic upholstered furniture manufacturing operations in fiscal 2021. Should disruptions with these suppliers occur, we believe we could successfully source these products from other suppliers without significant disruption to our operations.

Customers

Our home furnishings products are sold through a variety of retailers including independent furniture stores, department stores, mass merchants, national chains, warehouse clubs, catalog merchants, interior designers and e-commerce retailers. One customer (Wayfair LLC and its subsidiaries) accounted for approximately 12% of our consolidated sales in fiscal 2021. Our top five customers accounted for approximately 30% of our fiscal 2021 consolidated sales. The loss of any one or more of these customers would have a material adverse impact on our business. Roughly 2% of our sales in fiscal 2021 were to international customers, which we define as sales outside of the United States and Canada.

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

Warehousing and Distribution

We distribute furniture to retailers directly from factories and warehouses in Asia via our container direct programs and from our distribution centers in Virginia, North Carolina and California, and in limited cases, from customer operated warehouses in strategic locations. We are in the process of consolidating our Home Meridian segment’s East Coast warehousing operations into an 800,000 square foot distribution center in Liberty County, Georgia. We believe that this strategically located facility near the Port of Savannah and major interstate highways will allow us to more efficiently service our customers, reduce transportation costs and better position us for future growth. This leased facility is currently under construction and we expect to occupy it in the Fall of 2021. It is our policy and industry practice to allow order cancellation for casegoods up to the time of shipment or, in the case of container direct orders, up until the time the container is booked with the ocean freight carrier, therefore, customer orders for casegoods are not firm. However, domestically produced upholstered products are predominantly custom-built and consequently, cannot be cancelled once the leather or fabric has been cut. Additionally, our hospitality products are highly customized and are generally not cancellable.

Working Capital Practices

Inventory: We generally import casegoods inventory and certain upholstery items in amounts that enable us to meet the delivery requirements of our customers, our internal in-stock goals and minimum purchase requirements from our sourcing partners. However, during fiscal 2019 and 2020 we accelerated the delivery and subsequently increased inventory levels of some imported products from China due to the threat of tariffs on those products. Inventory levels fell significantly during fiscal 2021 as compared to the end of fiscal 2020 due primarily to the COVID-19 crisis. In early calendar 2020, Asian factories closed as COVID levels spiked in Asia. They began to slowly re-open as levels spiked in the US and the demand for home furnishings plummeted. As the initial crisis subsided in the US and demand surged, Asian manufacturing capacity was strained, and receipts of products slowed. Additionally, container availability and steamship capacity became scarce. We expect these conditions to improve as we move through fiscal 2022. A large percentage of products sold are not warehoused by us but ship directly to our customers and thus not included as inventory. We do not carry significant amounts of domestically produced upholstery inventory or hospitality products, as most of these products are built to order and are shipped shortly after their manufacture.

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

Order Backlog

At January 31, 2021, our backlog of unshipped orders was as follows:

	Order Backlog
	(Dollars in 000s)

	January 31, 2021		February 2, 2020
Reporting Entity	Dollars	Weeks	Dollars	Weeks

Hooker Branded	$34,776	11.1	$10,979	3.5
Home Meridian	180,188	33.2	85,556	13.1
Domestic Upholstery	30,271	18.8	14,705	8.0
All Other	2,845	12.8	2,520	10.5

Consolidated	$248,080	23.9	$113,760	9.7

In the discussion below and herein we reference changes in sales orders or “orders” and sales order backlog (unshipped orders at a point in time) or “backlog” over and compared to certain periods of time and changes discussed are in sales dollars and not units of inventory, unless stated otherwise. We believe orders are generally good current indicators of sales momentum and business conditions. However, except for custom or proprietary products, orders may be cancelled before shipment. If the items ordered are in stock and the customer has requested immediate delivery, we generally ship products in about seven days or less from receipt of order; however, orders may be shipped later if they are out of stock or there are production or shipping delays or the customer has requested the order to be shipped at a later date. For the Hooker Branded and Domestic Upholstery segments and All Other, we generally consider unshipped order backlogs to be one helpful indicator of sales for the upcoming 30-day period, but because of our relatively quick delivery and our cancellation policies, we do not consider order backlogs to be a reliable indicator of expected long-term sales. We generally consider the Home Meridian segment’s backlog to be one helpful indicator of that segment’s sales for the upcoming 90-day period. Due to (i) Home Meridian’s sales volume, (ii) the average sales order sizes of its mass, club and mega account channels of distribution, (iii) the proprietary nature of many of its products and (iv) the project nature of its hospitality business, for which average order sizes tend to be larger and consequently, its order backlog tends to be larger. There are exceptions to the general predictive nature of our orders and backlogs noted in this paragraph due to current demand and supply chain challenges related to the COVID-19 pandemic. They are discussed in greater detail below and are essential to understanding our prospects.

At the end of fiscal 2021, order backlog increased $134.3 million or 118% as compared to the prior-year due to increased incoming orders in all three reportable segments as well as the supply chain disruptions in the Home Meridian segment and production delays in the Domestic Upholstery segment. We are very encouraged by the current historic levels of orders and backlogs; however, due to the current supply chain issues including the lack of shipping containers and vessel space and limited overseas vendor capacity, orders are not converting to shipments as quickly as could be expected in the pre-pandemic environment and we expect that to continue at least into the fiscal 2022 first quarter. The current logistics challenges are slowing order fulfillment, particularly for Home Meridian whose average order sizes tend to be larger and more episodic versus orders for the traditional Hooker businesses, which tend to be smaller and more predictable. Additionally, Home Meridian orders are programmed out and scheduled for delivery to its larger accounts further into the future than usual, which is also contributing to the increased backlog.

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

Human Capital Resources

As of January 31, 2021, we had 1,148 full-time employees, of which 213 were employed in our Hooker Branded segment, 318 were employed in our Home Meridian segment, 611 were employed in our Domestic Upholstery segment and 6 were employed in All Other. None of our employees are represented by a labor union. We consider our relations with our employees to be good.

We are committed to creating a diverse, equitable and inclusive space for all our employees, customers, and retail partners. The core values of our company include integrity, caring, and inclusivity that affirms every individual. Our leadership team is committed to fostering an environment where everyone is welcome, respected, listened to and valued for their unique contributions to the organization. We focus on taking meaningful steps towards positive change and open mindedness. The action steps that we are working on currently include:

■

A Diversity, Equity and Inclusion (DEI) Leadership Team has been formed with over 15 senior executives representing all divisions of the organization. This group meets on a regular basis to guide both short- and long-term goals in addition to creating the overall strategic direction of DEI at our Company;

■	We have partnered with an external consultant to assist us with crafting a plan to embed DEI in our culture;

■	Diversity, Equity & Inclusion training is required of all domestic employees;

■	We examine our internal practices and policies around compensation, career development, and promotional opportunities to ensure that our practices are fair and equitable; and

■	We are committed to proactively creating a more diverse organization by evolving our recruiting and talent acquisition methods and practices.

We offer competitive benefits to support the well-being of all employees including health insurance, disability and life insurance, wellness credit, paid time off, a 401(k) savings plan with company-match, an employee assistance program, and educational stipends to children and spouses of our employees (excluding family members of officers and board directors of the Company). Additionally, need and merit-based renewable undergraduate college scholarships are available through the Hooker Educational Scholarship Fund for children and spouses of full-time employees, excluding family members of current and former officers and board directors of the Company.

Patents and Trademarks

The Hooker Furniture, Bradington-Young, Sam Moore, Pulaski Furniture, Samuel Lawrence Furniture, Samuel Lawrence Hospitality, Room Gear, Right2Home, Home Meridian International, Prime Resources International, Accentrics Home, HMidea, Shenandoah, H Contract, Homeware and MARQ trade names represent many years of continued business.  We believe these trade names are well-recognized and associated with quality and service in the furnishings industry.  We also own a number of patents and trademarks, both domestically and internationally, none of which is considered to be material.

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

Additional Information

You may visit us online at hookerfurnishings.com, hookerfurniture.com, bradington-young.com, sammoore.com, homemeridian.com, pulaskifurniture.com, slh-co.com and hcontractfurniture.com. We make available, free of charge through our Hooker Furniture website, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, amendments to those reports, and other documents as soon as practical after they are filed with or furnished to the Securities and Exchange Commission. A free copy of our annual report on Form 10-K may also be obtained by contacting Earl Armstrong, Corporate Controller and Secretary at earmstrong@hookerfurnishings.com or by calling 276-632-2133.

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

►	Risks related to COVID-19 and future pandemics

The impact of COVID-19 and future pandemics could adversely affect our business, results of operations, financial condition and liquidity, and stock price.

The COVID-19 pandemic is a serious threat to health and economic well-being affecting our customers, our associates and our suppliers. Home furnishings purchases are largely postponable and heavily influenced by consumer confidence and most of our customers’ businesses are classified as non-essential. Consequently, traffic to our customers’ stores and demand for our products significantly decreased at the initial height of the pandemic, our sales deteriorated and our earnings were negatively impacted. COVID-19 also impacted our Asian supply chain, particularly as a result of mandatory shutdowns in locations where our products are manufactured, and we experienced out-of-stocks and lost sales as a result. Additionally, the demand surge that occurred after the initial height of the pandemic has caused supplier capacity restraints, shipping container and steamship space shortages. These logistics issues have increased costs, led to out-of-stocks and adversely affected our sales and earnings. Additionally, our sales order backlog is at historic levels due to these factors, and we cannot assure that we will be able to convert this backlog into sales at a normal pace or at all. We face the risk that current consumer demand could soften, or our customers could go elsewhere for products if our competitors are able to solve the current issues and we cannot. Alternatively, solving these issues may significantly diminish our profit margins if we are unable to offset these additional costs.

The extent of the continued impact of COVID-19 on our business and financial results depends on future developments, including the emergence of new and different strains of the virus and the effectiveness of vaccinations and other public health measures. Other pandemics are also possible with similar or worse public health outcomes.

The sweeping nature of pandemics makes it extremely difficult to predict how our business and operations could be affected in the longer run. However, the likely overall economic impact of pandemics is viewed as highly negative to the general economy. Any of the foregoing factors, or other cascading effects of this or other pandemics, could materially increase our costs, negatively impact our sales and damage the company’s results of operations and its liquidity, possibly to a significant degree. The duration of any such impacts cannot be predicted.

►	Risks related to our business and industry

We rely on offshore sourcing from Vietnam and China for most of our sales. Consequently:

■

A disruption in supply from Vietnam or China or from our most significant Vietnamese or Chinese suppliers could adversely affect our ability to timely fill customer orders for these products and decrease our sales, earnings and liquidity.

In fiscal 2021, imported products sourced from Vietnam and China accounted for 91% of our import purchases and our top five suppliers in Vietnam and China accounted for 45% of our fiscal 2021 import purchases. A disruption in our supply chain, or from Vietnam or China in general, could significantly impact our ability to fill customer orders for products manufactured in those countries. Our supply chain could be adversely impacted by the uncertainties of health concerns and governmental restrictions. For example, in early calendar 2020, the COVID-19 outbreak in China resulted in the temporary shutdown or reduced capacity of our vendors’ factories and significantly slowed the post-Chinese New Year production recovery. Consequently, we experienced some out-of-stocks, but in some cases were able to provide substitutions out of inventory on hand, in-transit and from our domestic warehouses, but not enough to entirely mitigate the lost sales. Although many of our vendors’ factories are now back online, limitations on supply include scarcity of some raw materials and components, limited availability of shipping containers and ocean vessel space, and production delays from some import suppliers. Consequently, we have been faced with shortages of certain products. If such disruptions were to occur again, we believe that we would have sufficient inventory on hand and in transit to our U.S. warehouses in Virginia, North Carolina and California to adequately meet demand for several months or slightly longer with an additional month’s worth of demand available for immediate shipment from our warehouses in Asia, assuming an adequate number of shipping containers and vessels were available. We believe we could, most likely at higher cost, source most of the products currently sourced in Vietnam or China from factories in other countries, again assuming an adequate number of shipping containers and vessels were available, and could produce certain upholstered products domestically at our own factories. However, supply disruptions and delays on selected items could occur for six months or longer before the impact of remedial measures would be reflected in our results. If we were to be unsuccessful in obtaining those products from other sources or at comparable cost, a disruption in our supply chain from our largest import furniture suppliers, or from Vietnam or China in general, could adversely affect our sales, earnings, financial condition and liquidity.

■	Increased freight costs on imported products could decrease earnings and liquidity.

Ocean freight costs on imported products currently represent a significant portion of the cost of our imported products. Ocean freight rates on our imported products are affected by a myriad of factors including the global economy, petroleum prices and ocean freight carrier capacity. We have seen a significant spike in ocean freight costs over the past year and have been able to partially offset these increases through price increases and temporary freight surcharges. However, there can be no assurance that we will be successful in increasing prices or receiving freight surcharges in the future. Also, increased ocean freight rates in the future would likely adversely affect earnings, financial condition and liquidity.

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

■	Potential future increases in tariffs on manufactured goods imported from China or new tariffs imposed on other countries from which we source, including Vietnam, could adversely affect our business.

Effective September 24, 2018, the prior U.S. administration imposed a 10% tariff on certain goods imported into the United States from China, including all furniture and furniture components manufactured in China, which increased to 25% in May 2019 and such tariffs have not been repealed. New tariffs could be imposed on manufactured goods from other countries from which we source, including Vietnam. Inability to reduce product costs, pass through price increases or find other suitable manufacturing sources outside of China may have a material adverse impact on sales volume, earnings and liquidity. In addition, the tariffs, and our responses to the tariffs, may cause our products to become less competitive due to price increases or less profitable due to lower margins. Our inability to effectively manage the negative impacts of changing U.S. and foreign trade policies could adversely affect our business and financial results.

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

For imported products, we generally negotiate firm pricing with our foreign suppliers in U.S. Dollars, typically for periods of at least one year. We accept the exposure to exchange rate movements during these negotiated periods. We do not use derivative financial instruments to manage this risk but could choose to do so in the future. Since we transact our imported product purchases in U.S. Dollars, a relative decline in the value of the U.S. Dollar could increase the price we must pay for imported products beyond the negotiated periods. These price changes could decrease our sales, earnings, financial condition and liquidity during affected periods.

■	Supplier transitions, including cost or quality issues, could result in longer lead times and shipping delays.

In the past, inflation concerns, and to a lesser extent quality and supplier viability concerns, affecting some of our imported product suppliers located in China prompted us to source more of our products from lower cost suppliers located in other countries, such as Vietnam. As discussed above, during fiscal 2020 and fiscal 2021 we transitioned a significant portion of our imported product purchases from China to Vietnam due to the imposition of tariffs on most furniture and component parts imported from China. As conditions dictate, we could be forced to make similar transitions in the future. When undertaken, transitions of this type involve significant planning and coordination by and between us and our new suppliers in these countries. Despite our best efforts and those of our new sourcing partners, these transition efforts are likely to result in longer lead times and shipping delays over the short term. Risks associated with product defects, including higher than expected costs associated with product quality and safety, and regulatory compliance costs related to the sale of consumer products and costs related to defective or non-compliant products, including product liability claims and costs to recall defective products. One or a combination of these issues could adversely affect our sales, earnings, financial condition and liquidity.

A disruption affecting our domestic facilities could disrupt our business.

The warehouses in which we store our inventory in Virginia, North Carolina and California are critical to our success. Our corporate and divisional headquarters, which house our administration, sourcing, sales, finance, merchandising, customer service and logistics functions for our imported and domestic products are located in Virginia and North Carolina. Additionally, we are in the process of consolidating our Home Meridian segment’s East Coast warehousing operations into an 800,000 square foot distribution center in Liberty County, Georgia. We believe that this strategically located facility near the Port of Savannah and major interstate highways will allow us to more efficiently service our customers, reduce transportation costs and better position us for future growth. This leased facility is currently under construction and we expect to occupy it in the Fall of 2021. Risks associated with our newly leased warehouse space in Georgia, include delays in construction and occupancy and risks associated with our move to the facility, including information systems, access to warehouse labor and the inability to realize anticipated cost savings.

Our domestic upholstery manufacturing facilities are located in Virginia and North Carolina. Furniture manufacturing creates large amounts of highly flammable wood dust and utilizes other highly flammable materials such as varnishes and solvents in its manufacturing processes and is therefore subject to the risk of losses arising from explosions and fires. Additionally, our domestic operations have been negatively affected by COVID-19 and experienced some COVID-related employee absences. It has become increasingly difficult to recruit skilled labor into our domestic upholstery plants and training and turnover costs have increased. We activated business continuity plans in early calendar 2020 and many administrative employees have been telecommuting given recommendations for social distancing. We also instituted increased cleaning regimens and have instituted social distancing and masking protocols for office, manufacturing and warehousing associates. Any disruption affecting our domestic facilities, for even a relatively short period of time, could adversely affect our ability to ship our furniture products and disrupt our business, which could adversely affect our sales, earnings, financial condition and liquidity.

Fluctuations in the price, availability or quality of raw materials for our domestically manufactured upholstered furniture could cause manufacturing delays, adversely affect our ability to provide goods to our customers or increase our costs.

We use various types of wood, leather, fabric, foam and other filling material, high carbon spring steel, bar and wire stock and other raw materials in manufacturing upholstered furniture. We depend on outside suppliers for raw materials and must obtain sufficient quantities of quality raw materials from these suppliers at acceptable prices and in a timely manner. We do not have long-term supply contracts with our suppliers. Unfavorable fluctuations in the price, quality or availability of required raw materials could negatively affect our ability to meet the demands of our customers. For example, our domestic upholstery segment is currently facing foam allocations of between 60-75% of requested amounts. We may not always be able to pass price increases in raw materials through to our customers due to competition and other market pressures. The inability to meet customers’ demands or recover higher costs could adversely affect our sales, earnings, financial condition and liquidity.

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

A material part of our sales and accounts receivable are concentrated in a few customers. The loss of several large customers through business consolidations, the loss of a major customer or significant sales programs with major customers, failures or other reasons, including the adverse economic effects of the COVID-19 pandemic or similar events, could adversely affect our business.

One customer accounted for approximately 12% of our consolidated sales in fiscal 2021, our top five customers accounted for about 30% of our fiscal 2021 consolidated sales. Approximately half of our consolidated accounts receivable is concentrated in our top five customers. Should any one of these receivables become uncollectible, it would have an immediate and material adverse impact on our financial condition and liquidity. The loss of any one or more of these customers could adversely affect our sales, earnings, financial condition and liquidity. The loss of several of our major customers through business consolidations, the loss of major product placements, failures or otherwise, could adversely affect our sales, earnings, financial condition and liquidity and the resulting loss in sales may be difficult or impossible to replace.

Sales and earnings in the Clubs channel of our Home Meridian segment are subject to higher volatility than other distribution channels subject to our success or failure in developing suitable products at acceptable prices for this channel. Given the relatively liberal return policies in this channel, we are subject to higher-than-normal customer chargebacks. While we accrue estimated amounts for chargebacks based on sales and chargeback history, those accruals may not be adequate and given the relative size of customers in this channel, we may not be successful in negotiating resolutions to these extra costs. Consequently, our sales and earnings could be adversely affected.

Should the negative economic effects of COVID-19 persist, or another similar event or events occur, the negative developments described in this paragraph would be more likely to occur. Amounts owed to us by a customer whose business fails, or is failing, may become uncollectible, and we could lose future sales, any of which could adversely affect our sales, earnings, financial condition and liquidity.

We may not be able to collect amounts owed to us.

We grant payment terms to most customers ranging from 30 to 60 days and do not generally require collateral. However, in some instances we provide longer payment terms. We purchase credit insurance on certain customers’ receivables and factor certain other customer accounts. Some of our customers have experienced, and may in the future experience, credit-related issues. Were the negative economic effects of COVID-19 to persist or a similar pandemic or another major, unexpected event with negative economic effects occur, we may not be able to collect amounts owed to us or such payment may only occur after significant delay. While we perform credit evaluations of our customers, those evaluations may not prevent uncollectible trade accounts receivable. Credit evaluations involve significant management diligence and judgment, especially in the current environment. We may be unable to obtain sufficient credit insurance on certain customers’ receivable balances. Should more customers than we anticipate experience liquidity issues, if payment is not received on a timely basis, or if a customer declares bankruptcy or closes stores, we may have difficulty collecting amounts owed to us by these customers, which could adversely affect our sales, earnings, financial condition and liquidity.

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

We are in the beginning phases of implementing a common Enterprise Resource Planning (ERP) system across all divisions. Although we currently expect the ERP implementation to increase efficiencies by leveraging a common, cloud-based system throughout all divisions and standardizing processes and reporting, our ERP system implementation may not result in improvements that outweigh its costs and may disrupt our operations. Our inability to mitigate existing and future disruptions could adversely affect our sales, earnings, financial condition and liquidity. The ERP system implementation subjects us to substantial costs and inherent risks associated with migrating from our legacy systems. These costs and risks could include, but are not limited to:

●	Significant capital and operating expenditures;
●	Disruptions to our domestic and international supply chains;
●	Inability to fill customer orders accurately and on a timely basis, or at all;
●	Inability to process payments to suppliers, vendors and associates accurately and in a timely manner;
●	Disruption to our system of internal controls;
●	Inability to fulfill our SEC or other governmental reporting requirements in a timely or accurate manner;
●	Inability to fulfill international, federal, state, or local tax filing requirements in a timely or accurate manner; and
●	Increased demands on management and staff time to the detriment of other corporate initiatives.

We may engage in acquisitions and investments in companies, form strategic alliances and pursue new business lines. These activities could disrupt our business, divert management attention from our current business, pose integration concerns, dilute our earnings per share, decrease the value of our common stock and decrease our earnings and liquidity.

We have publicly stated our goal of reaching $1 billion in sales by our 100th anniversary in 2024. Achieving that goal is highly dependent upon finding attractive targets and there can be no assurance those targets will be found. We may acquire or invest in businesses such as those that offer complementary products or that we believe offer competitive advantages. However, we may fail to identify significant liabilities or risks that could negatively affect us or result in our paying more for the acquired company or assets than they are worth. We may also have difficulty assimilating and integrating the operations and personnel of an acquired business into our current operations. Acquisitions may disrupt or distract management from our ongoing business. We may pay for future acquisitions using cash, stock, the assumption of debt, or a combination of these. Future acquisitions could result in dilution to existing shareholders and to earnings per share and decrease the value of our common stock. We may pursue new business lines in which we have limited or no prior experience or expertise. These pursuits may require substantial investment of capital, personnel and management attention. New business initiatives may fail outright or fail to produce an adequate return, which could adversely affect our earnings, financial condition and liquidity.

We may experience impairment of our long-lived assets, which would decrease our earnings and net worth.

At January 31, 2021, we had $53.5 million in net long-lived assets, consisting primarily of property, plant and equipment, trademarks, trade names and goodwill. Our goodwill, some trademarks and tradenames have indefinite useful lives and, consequently, are not subject to amortization for financial reporting purposes, but are tested for impairment annually or more frequently if events or circumstances indicate that the asset might be impaired. COVID-19 had a material impact on our financial performance in the fiscal 2021 first quarter and on the market valuations, discount rates and other inputs used in our intangibles valuation analysis. We determined that an immediate intangible asset valuation was necessary given our performance and changing market dynamics. As a result of the intangible asset valuation analysis, in the fiscal 2021 first quarter, we recorded $44.3 million in non-cash impairment charges to write down goodwill and certain tradenames in the Home Meridian segment and goodwill in the Shenandoah division of its Domestic Upholstery segment. Our definite-lived assets consist of property, plant and equipment and certain intangible assets related to our recent acquisitions and are tested for impairment whenever events or circumstances indicate that the carrying amount of the asset may not be recoverable. The outcome of impairment testing could result in the write-down of all or a portion of the value of these assets. A write-down of our assets would, in turn, reduce our earnings and net worth. See Notes 8 and 9 for additional information.

We may lose market share due to furniture retailers by-passing us and sourcing directly from non-U.S. furnishings sources.

Some large furniture retailers are sourcing directly from non-U.S. furniture factories. Over time, this practice may expand to smaller retailers. As a result, we are continually subject to the risk of losing market share to these non-U.S. furnishings sources, which could adversely affect our sales, earnings, financial condition and liquidity.

Failure to anticipate or timely respond to changes in fashion and consumer tastes could adversely impact our business.

Furniture is a styled product and is subject to rapidly changing fashion trends and consumer tastes, as well as to increasingly shorter product life cycles. If we fail to anticipate or promptly respond to these changes, we may lose market share or be faced with the decision of whether to sell excess inventory at reduced prices. This could adversely affect our sales, earnings, financial condition and liquidity.

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

►	Other general risk factors applicable to us and our business

The interruption, inadequacy or security failure of our information systems or information technology infrastructure or the internet or inadequate levels of cyber-insurance could adversely impact our business, sales, earnings, financial condition and liquidity.

Our information systems (software) and information technology (hardware) infrastructure platforms and those of third parties who provide these services to us, including internet service providers and third parties who store data for us on their servers (“the cloud”), facilitate and support every facet of our business, including the sourcing of raw materials and finished goods, planning, manufacturing, warehousing, customer service, shipping, accounting, payroll and human resources. Our systems, and those of third parties who provide services to us, are vulnerable to disruption or damage caused by a variety of factors including, but not limited to: power disruptions or outages; natural disasters or other so-called “Acts of God”; computer system or network failures; viruses or malware; physical or electronic break-ins; the theft of computers, tablets and smart phones utilized by our employees or contractors; unauthorized access, phishing and cyber-attacks. The risk of cyberattacks also includes attempted breaches of contractors, business partners, vendors and other third parties. We have a cybersecurity program designed to protect and preserve the integrity of our information systems. We have experienced and expect to continue to experience actual or attempted cyber-attacks of our information systems or networks; however, none of these actual or attempted cyber-attacks had a material impact on our operations or financial condition. Additionally, while we carry cyber insurance, including insurance for social engineering fraud, the amounts of insurance we carry may be inadequate due either to inadequate limits available from the insurance markets or inadequate coverage purchased. Because cyber threat scenarios are inherently difficult to predict and can take many forms, cyber insurance may not cover certain risks. Further, legislative or regulatory action in these areas is evolving, and we may be unable to adapt our information systems or to manage the information systems of third parties to accommodate these changes. If these information systems or technologies are interrupted or fail, or we are unable to adapt our systems or those of third parties as a result of legislative or regulatory actions, our operations and reputation may be adversely affected, we may be subject to legal proceedings, including regulatory investigations and actions, which could diminish investor and customer confidence which could adversely affect our sales, earnings, financial condition and liquidity.

Economic downturns could result in decreased sales, earnings and liquidity.

The furniture industry is particularly sensitive to cyclical variations in the general economy and to uncertainty regarding future economic prospects, including the current and evolving negative economic effects of the COVID-19 pandemic. Home furnishings are generally considered a postponable purchase by most consumers. Economic downturns could affect consumer spending habits by decreasing the overall demand for home furnishings. Changes in interest rates, consumer confidence, new housing starts, existing home sales, the availability of consumer credit and broader national or geopolitical factors have particularly significant effects on our business. We have seen negative effects on all of these measures due to the COVID-19 pandemic. A recovery in our sales could lag significantly behind a general recovery in the economy after an economic downturn, due to, among other things, the postponable nature and relatively significant cost of home furnishings purchases. These events could also impact retailers, who are our primary customers, possibly adversely affecting our sales, earnings, financial condition and liquidity.

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

ITEM 1B.         UNRESOLVED STAFF COMMENTS

None.

ITEM 2.            PROPERTIES

Set forth below is information with respect to our principal properties on April 16, 2021. We believe all of these properties are well-maintained and in good condition. During fiscal 2021, we estimate our upholstery plants operated at approximately 85% of capacity on a one-shift basis. All our production facilities are equipped with automatic sprinkler systems. All facilities maintain modern fire and spark detection systems, which we believe are adequate. We have leased certain warehouse facilities for our distribution and import operations, typically on a short or medium-term basis. We expect that we will be able to renew or extend these leases or find alternative facilities to meet our warehousing and distribution needs at a reasonable cost. All facilities set forth below are active and operational, representing approximately 4.1 million square feet of owned space, leased space or properties utilized under third-party operating agreements.

Location	Segment Use	Primary Use	Approximate Size in Square Feet	Owned or Leased
Martinsville, Va.	All segments	Corporate Headquarters, Distribution, Manufacturing and Warehousing	1,489,766	Owned / Leased
High Point, N.C.	All segments	Office, Showroom and Warehouse	226,905	Leased
Madison / Mayodan, NC	HM	Warehouse	935,144	Leased
Redlands, CA.	HM	Warehouse	327,790	Leased
Bedford, Va.	DU	Manufacturing and Offices	327,000	Owned
Hickory, N.C.	DU	Manufacturing and Offices	166,000	Owned
Mt. Airy, N.C.	DU	Manufacturing and warehousing	104,150	Leased
Valdese, N.C.	DU	Manufacturing and warehousing	102,905	Leased
Cherryville, N.C.	DU	Manufacturing Supply Plant	53,000	Owned
Dongguan, China	HB, HM	Office, Warehouse and Distribution	213,426	Leased
Haining, China	HM	Office	1,690	Leased
Ho Chi Minh City, VN	HB, HM	Office, Warehouse and Distribution	108,364	Leased
Thu Dau Mot, VN	HB	Office	3,014	Leased

HB=Hooker Branded, HM=Home Meridian, DU=Domestic Upholstery

ITEM 3.           LEGAL PROCEEDINGS

None.

ITEM 4.           MINE SAFETY DISCLOSURES

None.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

Hooker Furniture’s executive officers and their ages as of April 16, 2021 and the calendar year each joined the Company are as follows:

Name	Age	Position	Year Joined Company
Jeremy R. Hoff	47	Chief Executive Officer and Director	2017
Paul A. Huckfeldt	63	Chief Financial Officer and	2004
		Senior Vice President - Finance and Accounting
Anne J. Smith	59	Chief Administration Officer and President-Domestic Upholstery	2008
D. Lee Boone	58	President - Home Meridian segment	2016
Tod R. Phelps	52	Chief Information Officer and Senior Vice President - Operations	2017

Jeremy R. Hoff has been Chief Executive Officer and Director since February 2021. Mr. Hoff served as President of Hooker Legacy Brands from February 2020 to January 2021, President of the Hooker Branded segment from April 2018 to January 2020. Mr. Hoff joined the Company in August of 2017 as President of Hooker Upholstery. Prior to that, Mr. Hoff served as President of Theodore Alexander USA from December 2015 to August 2017.

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

Anne J. Smith has been Chief Administration Officer and President – Domestic Upholstery since February 2021. Ms. Smith served as Chief Administration Officer from July 2018 to January 2021, Senior Vice President – Administration from January 2014 to June 2018, Vice President- HR and Administration from January 2011 to January 2014 and Vice President-Human Resources from November 2008 to January 2011. Ms. Smith joined the Company in January of 2008 as Director of Human Resources.

D. Lee Boone has been President of the Home Meridian segment since November 2020. Mr. Boone served as Co-President of the Home Meridian segment from June 2018 to November 2020. He joined the Company upon the acquisition of Home Meridian’s assets by the Company in February 2016 as President of Samuel Lawrence Furniture, a division of Home Meridian International. Prior to that, Mr. Boone served as President of Legacy Classic Furniture from 2006 to 2012.

Tod R. Phelps has been Chief Information Officer and Senior Vice President – Operations since February 2021. Mr. Phelps joined the Company in April 2017 as Chief Information Officer. From March 2014 to April 2017, he served as Chief Technology Officer of Heritage Home Group, LLC.

Hooker Furniture Corporation

Part II

ITEM 5.                  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our stock is traded on the NASDAQ Global Select Market under the symbol “HOFT”. As of January 31, 2021, we had approximately 7,600 beneficial shareholders. As we have done in the past, we currently expect that future regular quarterly dividends will be declared and paid in the months of March, June, September and December. Although we presently intend to continue to declare regular cash dividends on a quarterly basis for the foreseeable future, the determination as to the payment and the amount of any future dividends will be made by the Board of Directors on a quarterly basis and will depend on our then-current financial condition, capital requirements, results of operations and any other factors then deemed relevant by the Board of Directors.

Performance Graph

The following graph compares cumulative total shareholder return for the Company with a broad performance indicator, the Russell 2000® Index, and a published industry index, the Household Furniture Index, for the period from January 31, 2016 to January 31, 2021.

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

(3)

Household Furniture Index as prepared by Zacks Investment Research, Inc. consists of companies under Standard Industrial Classification (SIC) Codes 2510 and 2511, which includes home furnishings companies that are publicly traded in the United States or Canada. At January 31, 2021, Zacks Investment Research, Inc. reported that these two SIC Codes consisted of Nova Lifestyle, Inc., La-Z-Boy, Inc., Leggett & Platt, Inc., Flexsteel Industries, Inc., Hooker Furniture Corporation, Sleep Number Corp., Kimball International, Inc., Luvu Brands, Inc., Tempur Sealy International, Inc., Compass Diversified Holdings, Natuzzi Spa, Purple Innovation, Inc., Casper Sleep Inc., Bassett Furniture Industries, Inc., Ethan Allen Interiors, Inc., Horrison Resources, Inc., The Rowe Companies, and Dorel Industries.

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

	Fiscal Year Ended (1)
	January 31,	February 2,	February 3,	January 28,	January 29,
	2021	2020	2019	2018	2017
	(In thousands, except per share data)
Income Statement Data:
Net sales	$540,081	$610,824	$683,501	$620,632	$577,219
Cost of sales	427,333	496,866	536,014	485,815	451,098
Casualty loss (2)	-	-	500	-	-
Gross profit	112,748	113,958	146,987	134,817	126,121
Selling and administrative expenses (3)	80,410	88,867	91,928	87,279	83,186
Goodwill impairment (4)	39,568	-	-	-	-
Trade names impairment (4)	4,750	-	-	-	-
Intangible asset amortization (4)	2,384	2,384	2,384	2,084	3,134
Operating (loss)/income (3)	(14,364)	22,707	52,675	45,454	39,801
Other income, net (3)	336	458	369	1,566	349
Interest Expense, net	540	1,238	1,454	1,248	954
(Loss)/Income before income taxes	(14,568)	21,927	51,590	45,772	39,196
Income tax (benefit)/expense	(4,142)	4,844	11,717	17,522	13,909
Net (loss)/income	(10,426)	17,083	39,873	28,250	25,287

Per Share Data:
Basic (loss)/earnings per share	$(0.88)	$1.44	$3.38	$2.42	$2.19
Diluted (loss)/earnings per share	(0.88)	1.44	3.38	2.42	2.18
Cash dividends per share	0.66	0.61	0.57	0.50	0.42
Net book value per share (5)	21.76	23.25	22.37	19.53	17.16
Weighted average shares outstanding (basic)	11,822	11,784	11,759	11,633	11,531

Balance Sheet Data:
Cash and cash equivalents	$65,841	$36,031	$11,435	$30,915	$39,792
Trade accounts receivable	83,290	87,653	112,557	92,803	92,578
Inventories	70,159	92,813	105,204	84,459	75,303
Working capital	169,612	171,838	170,516	153,162	147,856
Total assets	352,273	393,708	369,716	350,058	318,696
Long-term debt (including current maturities) (6)	-	30,138	35,508	53,425	47,710
Shareholders' equity	257,503	274,121	263,176	229,460	197,927

(1)	Our fiscal years end on the Sunday closest to January 31. The fiscal years presented above all had 52 weeks, except for the prior fiscal year ended February 3, 2019, which had 53 weeks.

(2)	Represents the insurance deductible for a casualty loss experienced at one of our Hooker Branded segment facilities in fiscal 2019.

(3)

Amounts for fiscal 2018 and 2017 have been adjusted to reflect the reclassifications from Selling and administrative expenses (“S&A”) to Other income (expense), net of certain benefits costs as a result of adopting ASU 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. This accounting standard requires bifurcation of net benefit cost such that all benefit costs except service cost are reported outside of operating costs. Amounts reclassified from S&A to Other income (expense), net were ($30,000) and $581,000 for fiscal 2018 and 2017, respectively.

(4)

Represents impairment charges and amortization expense on acquisition-related intangibles. The Home Meridian acquisition occurred on February 1, 2016 and the Shenandoah acquisition occurred on September 29, 2017. See note 9 for additional information on our intangible assets.

(5)

Net book value per share is derived by dividing “shareholders’ equity” by the number of common shares issued and outstanding, excluding unvested restricted shares, all determined as of the end of each fiscal period.

(6)	Long-term debt (including current maturities) consisted of term loans incurred to fund a portion of the Home Meridian and Shenandoah acquisitions. We paid off the term loans in January 2021.

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

■

The company-specific risks found in Item 1A. “Risk Factors” of this report. This section contains critical information regarding significant risks and uncertainties that we face. If any of these risks materialize, our business, financial condition and future prospects could be adversely impacted; and

■

Our commitments and contractual obligations and off-balance sheet arrangements described on page 31 and in Note 18 on page F-35 of this report. These sections describe commitments, contractual obligations and off-balance sheet arrangements, some of which are not reflected in our consolidated financial statements.

In Management’s Discussion and Analysis, we analyze and explain the annual changes in some specific line items in the consolidated financial statements for fiscal 2021 compared to fiscal 2020. We also provide information regarding the performance of each of our operating segments and All Other. The analysis and discussions of fiscal 2020 compared to fiscal 2019 results are in our 2020 Form 10-K available through Hooker Furniture and Securities and Exchange Commission websites.

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

Furniture sales account for all of our net sales. For financial reporting purposes, we are organized into three reportable segments- Hooker Branded, Home Meridian and Domestic Upholstery, with our other businesses included in All Other. We continually monitor our reportable segments for changes in facts and circumstances to determine whether changes in the identification or aggregation of operating segments are necessary. In the fourth quarter of fiscal 2020, we updated our reportable segments as follows: Domestic upholstery producers Bradington-Young, Sam Moore and Shenandoah Furniture were moved from All Other and aggregated into a new reportable segment called “Domestic Upholstery.” All Other now consists of H Contract and Lifestyle Brands. Lifestyle Brands is a business in its start-up phase targeted at the interior designer channel. The Hooker Branded and Home Meridian segments were unchanged. Fiscal 2020 and 2019 results discussed below have been recast based on the re-composition of our operating segments during the 2020 fourth quarter. See Note 17 to our consolidated financial statements for additional financial information regarding our segments.

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

Our strategy is to leverage the financial strength afforded us by Hooker’s slower-growing but highly profitable traditional businesses in order to boost revenues and earnings both organically and by acquiring companies selling in faster-growing channels of distribution in which our traditional businesses are under-represented. Consequently, Hooker acquired Home Meridian on February 1, 2016 (the “Home Meridian acquisition”) and Shenandoah Furniture on September 29, 2017(the “Shenandoah acquisition”).

We believe our acquisition of Home Meridian has better positioned us in some of the fastest growing and advantaged channels of distribution, including e-commerce, warehouse membership clubs and contract hospitality furniture. While growing faster than industry average, these channels tend to operate at lower margins.

We also believe our acquisition of Shenandoah Furniture, a North Carolina-based domestic upholsterer, has better positioned us in the “lifestyle specialty” retail distribution channel. For that channel, domestically- produced, customizable upholstery is extremely viable and preferred by the end consumers who shop at retailers in that channel.

Executive Summary- Fiscal 2021 Results of Operations

As discussed in greater detail under “Results of Operations” below, the following are the primary factors that affected our consolidated fiscal 2021 operations:

●	The severe and pervasive effects of the economic crisis caused by the COVID-19 pandemic had a material, adverse effect on our fiscal 2021 sales and earnings.

●

Demand for our products fell sharply at the outset of the crisis, then later surged, as did the demand for home furnishings in general. The surge in demand led to capacity constraints with our Asian suppliers as we and other importers reacted to increased demand. Consequently, the cost and availability of shipping containers and steamship bookings increased exponentially which negatively affected our sales and earnings.

●	Consolidated net sales for fiscal 2021 decreased by $70.7 million or 11.6% as compared to fiscal 2020, from $610.8 million to $540.1 million, due primarily to:

o	a $58.2 million or 17.1% sales decrease in the Home Meridian segment and to a lesser extent a $12.0 million or 12.5% decrease in the Domestic Upholstery segment;
o	a $1.0 million or 7.9% decrease in All Other net sales; and
o	flat Hooker Branded segment net sales.

●

Approximately 75% of the consolidated net sales decreases happened in the first half of fiscal 2021 when our orders and operations were adversely impacted by the initial severity of the COVID-19 crisis.

●

We reported a $14.4 million operating loss in fiscal 2021 compared to $22.7 million operating income in the prior year period, due principally to $44.3 million non-cash impairment charges ($33.7 million net of tax) to write down goodwill and tradenames in our Home Meridian segment and goodwill in the Shenandoah division of our Domestic Upholstery segment.

●

The adverse economic effects brought on by the COVID-19 pandemic triggered an intangible asset impairment analysis in the first quarter of fiscal 2021, which required us to perform a valuation of our intangible assets. Our stock price was near a six-year low at the impairment measurement date, which occurred at the depth of the COVID-19 crisis to that point and was one of the primary inputs in the valuation analysis that indicated these assets were impaired and it was appropriate to write them down. Consequently, consolidated net loss was $10.4 million or $0.88 per diluted share, as compared to $17.1 million net income or $1.44 diluted earnings per share in the prior year period.

Review

Fiscal 2021 was one of the most challenging years in our nearly 97-year history as we experienced the ups and downs in our business under the COVID-19 global pandemic. We experienced steep declines in orders and sales early in fiscal 2021 when many of our customers’ stores were closed and the retail environment was severely impacted by the initial pandemic. When the economy reopened in the second quarter, we were encouraged by increased incoming orders which were attributable to increased demand of home furnishings due to renewed consumer focus on the home, higher levels of consumer confidence, the strong housing market and less competition from other discretionary spending categories, such as travel, dining out and sporting events and other forms of entertainment. However, our business continues to be impacted by supply chain disruptions, which include industry-wide scarcity of shipping containers and ocean vessel space, limited capacity of our overseas vendors, and production delays at our domestic manufacturing plants. On a more positive note, we are pleased to report that incoming orders increased by 5.8% and backlog more than doubled, both on consolidated basis, as compared to the prior fiscal year, showing solid improvements from the initial pandemic conditions encountered early in fiscal 2021.

The Hooker Branded segment recovered at the fastest pace among all our reportable segments. Net sales rebounded in the third and fourth fiscal quarters and the segment finished fiscal 2021 with essentially flat net sales compared to the prior fiscal year. The majority of this segment’s customers are traditional furniture stores and small or regional chains, which were deemed non-essential businesses and were closed early in the fiscal year. Demand for our products increased as our customers’ stores reopened during the second quarter, leading to double-digit monthly increases in incoming orders starting in June 2020 and through fiscal year end. The Hooker Branded segment finished the year with backlog more than tripled compared to the prior year-end backlog. This segment reported $22.8 million operating income or 14.1% operating margin, an increase of $1.3 million or 6.1% as compared to prior year. Given the economic conditions in fiscal 2021, we are pleased to have maintained and improved Hooker Branded segment profitability as compared to the prior year.

Home Meridian segment net sales decreased by $58.2 million or 17.1% in fiscal 2021 due primarily to sales declines in the hospitality business and major furniture chains, and to a lesser extent sales declines in the Accentrics Home (“ACH”) division which focuses on the e-commerce channel. The sales decline at Samuel Lawrence Hospitality (“SLH”) represented 45% of Home Meridian’s net sales decrease, as the hospitality division was severely impacted by COVID-19 pandemic’s negative effects on remodeling and new construction activity in the hospitality industry. The Pulaski Furniture (“PFC”) and Samuel Lawrence Furniture (“SLF”) divisions experienced a spike in order cancellations early in fiscal 2021 as their customers’ stores were closed or operated under restrictions. Incoming orders started to recover in mid-year; however, lack of container availability limited shipments and led to decreased sales as compared to the prior year period. Sales declines in ACH comprised the remaining sales decrease, which was attributable to Asian vendor production capacity challenges and container availability. HMidea net sales increased slightly due to steady sales in the Club business. Prime Resources International (“PRI”) net sales were essentially flat as compared to prior year despite the COVID-19 crisis, due to the additions of mass merchant customers. Home Meridian segment incoming orders increased by 3.8% and backlog doubled as compared to prior year. The segment’s $26.1 million operating loss was attributable to $27.9 million intangible asset impairment charge. Absent the impairment charge necessitated by our low stock price at the end of our first fiscal quarter at the initial height of the COVID-19 economic crisis, segment operating performance improved compared to a $7.2 million operating loss in the prior fiscal year.

Domestic Upholstery segment net sales decreased by $12.0 million or 12.5% due to decreased sales volume in all three domestic manufacturing divisions attributable to factory shutdowns and production delays. In response to COVID-19 restrictions and significantly reduced orders, in April we temporarily closed our manufacturing plants at Bradington-Young and Shenandoah for a month, while Sam Moore operated at 50% capacity. All three divisions experienced labor shortages and staffing issues when they resumed operations. The segment’s $12.4 million operating loss was attributable to $16.4 million intangible asset impairment charge. Additionally, profitability in this segment was negatively impacted by operating inefficiencies, partially mitigated by cost reduction measures. At the end of the fiscal year, Domestic Upholstery incoming orders were at the same level as prior year-end and backlog had doubled. We are pleased with the current historic levels of orders and backlog and as of year-end we were operating at full capacity in all three domestic manufacturing plants.

All Other net sales decreased by $1.0 million or 7.9% as compared to the prior fiscal year, due principally to sales decline at H Contract. The senior living industry, which comprises the majority of H Contract’s business, is struggling under the COVID-19 crisis. Factors such as postponed new constructions, low occupancy rates, and COVID-related expenses resulted in reduced spending on furnishings and reduced demand for our product. H Contract incoming orders decreased by 11.8% for fiscal 2021; however, we believe vaccine rollouts are beginning to help the senior living industry as the decline in order rates slowed somewhat in the fourth quarter. H Contract finished the year with backlog 4.9% higher than prior year end. Despite sales decline and unfavorable product mix, All Other contributed $1.3 million operating income to the consolidated results.

Despite the operating loss which was driven by $44.3 million in intangible assets impairment charges, we generated $68.3 million from operating activities and paid off the remaining $24.3 million in term loans near year-end. In addition, in the third quarter of fiscal 2021, our Board of Directors approved the increase of our quarterly dividend to $0.18 per share, an increase of 12.5% or $0.02 per share, for a total of $0.66 per share or $7.8 million paid in fiscal 2021, an increase of 8.2% or $0.05 per share, compared to the prior year. Cash and cash equivalents stood at $65.8 million at fiscal 2021 year-end, an increase of nearly $30 million compared to the balance at prior year end. Based on existing cash balances, no debt, and an aggregate $28.7 million available under our revolver, we are confident in our financial position.

Results of Operations

The following table sets forth the percentage relationship to net sales of certain items for the annual periods included in the consolidated statements of operations:

	Fifty-two	Fifty-two	Fifty-three
	weeks ended	weeks ended	weeks ended
	January 31,	February 2,	February 3,
	2021	2020	2019
Net sales	100.0%	100.0%	100.0%
Cost of sales	79.1	81.3	78.5
Gross profit	20.9	18.7	21.5
Selling and administrative expenses	14.9	14.5	13.4
Goodwill impairment charges	7.3	-	-
Trade name impairment charges	0.9	-	-
Intangible asset amortization	0.4	0.4	0.3
Operating (loss)/income	(2.7)	3.7	7.7
Other income, net	0.1	0.1	0.1
Interest expense, net	0.1	0.2	0.2
(Loss)/income before income taxes	(2.7)	3.6	7.5
Income tax (benefit)/expense	(0.8)	0.8	1.7
Net (loss)/income	(1.9)	2.8	5.8

Fiscal 2021 Compared to Fiscal 2020

	Net Sales

	Fifty-two weeks ended
	January 31, 2021		February 2, 2020		$ Change	% Change
		% Net Sales		% Net Sales
Hooker Branded	$162,442	30.1%	$161,990	26.4%	$452	0.3%
Home Meridian	282,423	52.3%	340,630	55.8%	(58,207)	-17.1%
Domestic Upholstery	83,678	15.5%	95,670	15.7%	(11,992)	-12.5%
All Other	11,538	2.1%	12,534	2.1%	(996)	-7.9%
Consolidated	$540,081	100%	$610,824	100%	$(70,743)	-11.6%

Unit Volume and Average Selling Price (“ASP”)

Unit Volume	FY21 % Increase/ -Decrease vs. FY20	Average Selling Price	FY21 % Increase/ -Decrease vs. FY20

Hooker Branded	-1.9%	Hooker Branded	1.3%
Home Meridian	-17.4%	Home Meridian	2.0%
Domestic Upholstery	-11.4%	Domestic Upholstery	-1.6%
All Other	-7.6%	All Other	-1.3%
Consolidated	-15.1%	Consolidated	4.6%

Consolidated net sales decreased due primarily to sales decline in the Home Meridian segment, and to a lesser extent the decreases in the Domestic Upholstery segment and All Other.

■

Hooker Branded segment net sales were essentially flat compared to the prior fiscal year. Despite significant volume loss in the first quarter, unit volume recovered in the second half of fiscal 2021 in this segment, which was attributable to increased incoming orders beginning in June which trended through year end.

■

Home Meridian segment net sales decreased due to decreased unit volume driven by volume loss with traditional furniture chains and in the hospitality business (severely impacted by COVID-19 pandemic’s negative effects on remodeling and new construction activity in the hospitality industry), inability to ship due to limited container availability, as well as sales declines in the e-commence (ACH) channel which were impacted by inventory availability challenges. E-commerce sales were strong early in the pandemic causing them to run out of bestsellers earlier than other divisions. These sales are highly dependent on warehouse inventory which the division was not able to replace due to logistics challenges mentioned. These decreases were partially offset by increased sales in the mass merchant and general retailer distribution channels. The ASP increase was attributable to product mix.

■

Domestic Upholstery net sales decreased due primarily to sales decreases at Bradington-Young and Shenandoah, and to a lesser extent at Sam Moore. In April 2020, in response to COVID-19 restrictions and reduced incoming orders, we temporarily shut down Bradington-Young’s and Shenandoah’s manufacturing facilities while keeping Sam Moore operating at 50% capacity. We resumed production in the second quarter. ASP decreased slightly due to a reduced proportion of higher priced Bradington-Young and Shenandoah products sold.

■

All Other net sales decreased by $1.0 million or 7.9% due primarily to decreased unit volume in H Contract as this division was adversely impacted by the pandemic, partially offset by increased Lifestyle Brands net sales.

	Gross Profit and Margin

	Fifty-two weeks ended
	January 31, 2021		February 2, 2020		$ Change	% Change
		% Segment Net Sales		% Segment Net Sales
Hooker Branded	$51,832	31.9%	$51,462	31.8%	$370	0.7%
Home Meridian	39,832	14.1%	36,936	10.8%	2,896	7.8%
Domestic Upholstery	17,121	20.5%	21,120	22.1%	(3,999)	-18.9%
All Other	3,963	34.4%	4,440	35.4%	(477)	-10.7%
Consolidated	$112,748	20.9%	$113,958	18.7%	$(1,210)	-1.1%

Consolidated gross profit decreased slightly in absolute terms but increased as a percentage of net sales as compared to the prior fiscal year.

■

Hooker Branded segment gross profit increased slightly both in absolute terms and as a percentage of net sales. Product costs benefitted from the transition to non-tariff countries but were negatively impacted by higher container costs and freight surcharges incurred later in fiscal 2021. Warehousing and distribution expenses decreased due to cost reduction initiatives implemented during the pandemic, partially offset by increases due to the addition of leased warehouse space in Vietnam.

■

Home Meridian segment gross profit improved significantly both in absolute terms and as a percentage of net sales despite a net sales decline. In the prior fiscal year, this segment was heavily impacted by increased product costs due to excess tariffs and was exacerbated by higher quality-related expenses and increased warehousing and distribution costs to handle the inventory related to quality issues. These issues either did not re-occur in fiscal 2021 or re-occurred at much lower levels. Home Meridian segment gross margin was negatively impacted by reduced sales volume and some lower-margin programs due to customer mix.

■

Domestic Upholstery segment gross profit decreased in absolute terms and as a percentage of net sales due primarily to sales decline, and to a lesser extent to manufacturing inefficiencies from operating at a reduced production level early in fiscal 2021. Fixed costs adversely impacted gross margin in this segment. All three manufacturing divisions experienced labor and staffing issues due to COVID-related absenteeism, turnover and training costs. Gross profit was also adversely impacted by increased benefits expenses at Sam Moore and Shenandoah due mostly to increased medical claims.

■

All Other’s gross profit decreased in absolute terms and as a percentage of net sales due to sales decline in H Contract division and a heavier weighting of domestically manufactured product sold which carried higher costs, partially offset by the addition of increased Lifestyle Brands gross profit.

	Selling and Administrative Expenses (S&A)

	Fifty-two weeks ended
	January 31, 2021		February 2, 2020		$ Change	% Change
		% Segment Net Sales		% Segment Net Sales
Hooker Branded	$29,005	17.9%	$29,949	18.5%	$(944)	-3.2%
Home Meridian	36,632	13.0%	42,771	12.6%	(6,139)	-14.4%
Domestic Upholstery	12,108	14.5%	13,433	14.0%	(1,325)	-9.9%
All Other	2,665	23.1%	2,714	21.7%	(49)	-1.8%
Consolidated	$80,410	14.9%	$88,867	14.5%	$(8,457)	-9.5%

Consolidated selling and administrative expenses decreased in absolute terms but increased as a percentage of net sales in fiscal 2021.

■

Hooker Branded segment S&A expenses decreased in absolute terms and as a percentage of net sales due to cost-cutting measures implemented to address the COVID-19 crisis, decreased travel and showroom expenses due to pandemic-related restrictions, decreased advertising supplies and sample expenses, partially offset by increased selling expenses due to higher commission rates and higher bad debt expense due to a customer write-off unrelated to COVID-19 and an increase in reserves to recognize expected future credit losses under ASC 326 requirements, which we adopted during the first quarter of fiscal 2021.

■

Home Meridian segment S&A expenses decreased in absolute terms due to decreased selling expenses on lower net sales, cost reduction efforts in response to the COVID-19 crisis, decreased travel and showroom expenses due to pandemic-related restrictions, and the absence of the resourcing transition costs and start-up costs for HMidea division incurred in the prior year period. The decreases were partially offset by increased compliance costs and increased bad debt due to a customer bankruptcy not related to the COVID-19 crisis. Home Meridian segment S&A expenses increased slightly as a percentage of net sales due to lower net sales.

■

Domestic Upholstery segment expenses decreased in absolute terms as the result of cost reduction initiatives in response to the pandemic and decreased selling expenses due to lower net sales. S&A expenses increased as a percentage of net sales due to lower net sales.

■	All Other S&A expenses stayed flat in absolute terms and increased as a percentage of net sales due to lower net sales.

	Goodwill impairment charges

	Fifty-Two Weeks Ended
	January 31, 2021		February 2, 2020		$ Change	% Change
		% Net Sales		% Net Sales
Home Meridian	$23,187	8.2%	$-	0.0%	$23,187
Domestic Upholstery	16,381	19.6%	-	0.0%	16,381
Consolidated	39,568	7.3%	-		39,568

	Trade name impairment charges

	Fifty-Two Weeks Ended
	January 31, 2021		February 2, 2020		$ Change	% Change
		% Net Sales		% Net Sales
Home Meridian	$4,750	1.7%	$-		$4,750
Consolidated	$4,750	0.9%	$-		4,750

In the first quarter of fiscal 2021, we recorded $23.2 million and $16.4 million in non-cash impairment charges to write down goodwill in the Home Meridian segment and the Shenandoah division of the Domestic Upholstery segment, respectively. We also recorded $4.8 million in non-cash impairment charges to write down tradenames in the Home Meridian segment. See Note 9 for additional details on these impairment charges.

	Intangible Asset Amortization

	Fifty-two Weeks Ended
	January 31, 2021		February 2, 2020		$ Change	% Change
		% Net Sales		% Net Sales
Intangible asset amortization	$2,384	0.4%	$2,384	0.4%	$-	0.0%

Intangible asset amortization expense was unchanged compared to the prior year period. See Note 9 Intangible Assets and Goodwill for additional information about our amortizable intangible assets.

	Operating (Loss)/Profit and Margin

	Fifty-two weeks ended
	January 31, 2021		February 2, 2020		$ Change	% Change
		%Segment Net Sales		%Segment Net Sales
Hooker Branded	$22,827	14.1%	$21,512	13.3%	$1,315	6.1%
Home Meridian	(26,071)	-9.2%	(7,169)	-2.1%	(18,902)	263.7%
Domestic Upholstery	(12,418)	-14.8%	6,637	6.9%	(19,055)	-287.1%
All Other	1,298	11.3%	1,727	13.8%	(429)	-24.8%
Consolidated	$(14,364)	-2.7%	$22,707	3.7%	$(37,071)	-163.3%

Operating profitability decreased both in absolute terms and as a percentage of net sales in fiscal 2021 compared to the same prior-year period due to the factors discussed above.

	Interest Expense, net

	Fifty-two Weeks Ended
	January 31, 2021		February 2, 2020		$ Change	% Change
		% Net Sales		% Net Sales
Interest expense, net	$540	0.1%	$1,238	0.2%	$(698)	-56.4%

Consolidated interest expense in fiscal 2021 decreased due to lower balances on our term loans as well as lower interest rates.

	Income Taxes

	Fifty-two weeks ended
	January 31, 2021		February 2, 2020		$ Change	% Change
		% Net Sales		% Net Sales
Consolidated income tax (benefit)/expense	$(4,142)	-0.8%	$4,844	0.8%	$(8,986)	-185.5%

Effective Tax Rate	28.4%		22.1%

We recorded income tax benefit of $4.1 million for fiscal 2021, of which an income tax benefit of $10.6 was recorded related to goodwill and trade name impairment charges, compared to $4.8 million income tax expense for the same prior year period. The effective tax rates for the fiscal 2021 and 2020 were 28.4% and 22.1%, respectively. Our effective tax rate was higher in fiscal 2021 due primarily to the Employer Retention Credit for employers affected by qualified disasters under the Consolidated Appropriations Act of 2020 and increased state income taxes. See Note 16 “Income Taxes” for additional information about our income taxes.

	Net (Loss)/Income and (Loss)/Earnings Per Share

	Fifty-two weeks ended
	January 31, 2021		February 2, 2020		$ Change	% Change
Net (Loss)/Income		% Net Sales		% Net Sales
Consolidated	$(10,426)	-1.9%	$17,083	2.8%	$(27,509)	-161.0%

Diluted (loss)/earnings per share	$(0.88)		$1.44

The analysis and discussion of fiscal 2020 compared to fiscal 2019 results is available in Item 7 of our 2020 Annual Report on Form 10-K available through Hooker Furniture and Securities and Exchange Commission websites.

Financial Condition, Liquidity and Capital Resources

Summary Cash Flow Information – Operating, Investing and Financing Activities

	Fifty-Two Weeks Ended	Fifty-Two Weeks Ended	Fifty-Three Weeks Ended
	January 31,	February 2,	February 3,
	2021	2020	2019
Net cash provided by operating activities	$68,263	$41,429	$9,662
Net cash used in investing activities	(476)	(4,254)	(4,511)
Net cash used in financing activities	(37,977)	(12,579)	(24,631)
Net increase (decrease) in cash and cash equivalents	$29,810	$24,596	$(19,480)

During fiscal 2021, we used existing cash, a portion of the $68.3 million generated from operations and $1.3 million in life insurance proceeds to retire our $30.1 million in outstanding term loans related to the Home Meridian acquisition, pay $7.8 million in cash dividends, $1.2 million in capital expenditures to enhance our systems and facilities and to pay $555,000 for insurance premiums on Company-owned life insurance policies. Company-owned life insurance policies are in place to compensate us for the loss of key employees and to facilitate business continuity.

During fiscal 2020, we used some of the $41.4 million generated from operations and $1.4 million proceeds received from a note receivable to pay $7.2 million cash dividends, $6.4 million principal payments and interest towards our term loans, $5.1 million in capital expenditures to expand our domestic manufacturing capacities and to enhance our business systems and facilities and $590,000 for insurance premiums on Company-owned life insurance policies.

During fiscal 2019, $9.7 million generated from operations, $1.2 million in life insurance proceeds and cash on hand helped make $17.9 million in principal payments on our term loans, $6.7 million in cash dividends, $5.2 million of capital expenditures, and $652,000 for insurance premiums on Company-owned life insurance policies.

Liquidity, Financial Resources and Capital Expenditures

Our financial resources include:

■	available cash and cash equivalents, which are highly dependent on incoming order rates and our operating performance;
■	expected cash flow from operations;
■	available lines of credit; and
■	cash surrender value of Company-owned life-insurance.

We believe these resources are sufficient to meet our business requirements and the payment of dividends through fiscal 2022 and for the foreseeable future, including expected capital expenditures and working capital needs.

Loan Agreements and Revolving Credit Facility

We paid off the term loans which were related to the Home Meridian acquisition at the end of fiscal 2021 and currently have one $35 million revolving credit facility (the “Existing Revolver”). The credit facility was provided for in the amended and restated loan agreement (the “Original Loan Agreement”), which we entered into on February 1, 2016 with Bank of America, N. A. (“BofA”) in connection with the Home Meridian acquisition. We entered a Second Amended and Restated Loan Agreement dated as of September 29, 2017 (the “Second Amended and Restated Loan Agreement”), a First Amendment to Second Amended and Restated Loan Agreement dated as of January 31, 2019, a Second Amendment to Second Amended and Restated Loan Agreement dated as of November 4, 2020, and a Third Amendment to the Second Amended and Restated Loan Agreement dated as of January 27, 2021. Details of our revolving credit facility are outlined below:

■

The facility is available between January 27, 2021 and February 1, 2026 or such earlier date as the availability may terminate or such later date as BofA may from time to time in its sole discretion designate in any extension notice;

■	During the availability period, BofA will provide a line of credit to the maximum amount of the Existing Revolver;

■	The initial amount of the Existing Revolver is $35 million;

■	The sublimit of the facility available for the issuance of letters of credit was increased to $10 million;

■	The actual daily amount of undrawn letters of credit is subject to a quarterly fee equal to a per annum rate of 1%;

■	We may, on a one-time basis, request an increase in the Existing Revolver by an amount not to exceed $30 million at BofA’s discretion; and

■

Any amounts outstanding under the Existing Revolver bear interest at a rate, equal to the then current LIBOR monthly rate (adjusted periodically) plus 1.00%. We must also pay a quarterly unused commitment fee at a rate of 0.15% determined by the actual daily amount of credit outstanding during the applicable quarter.

The loan covenants agreed to under the Second Amended and Restated Loan Agreement continue to apply to us. They include customary representations and warranties and requires us to comply with customary covenants, including, among other things, the following financial covenants:

●	Maintain a ratio of funded debt to EBITDA not exceeding 2.00:1.00.

●	A basic fixed charge coverage ratio of at least 1.25:1.00; and

●	Limit capital expenditures to no more than $15.0 million during any fiscal year.

They also limit our right to incur other indebtedness, make certain investments and create liens upon our assets, subject to certain exceptions, among other restrictions. They do not restrict our ability to pay cash dividends on, or repurchase shares of our common stock, subject to our compliance with the financial covenants discussed above, if we are not otherwise in default under the agreements.

We were in compliance with each of these financial covenants at January 31, 2021 and expect to remain in compliance with existing covenants for the foreseeable future. We believe we have financial resources to weather the expected short-term impacts of COVID-19; however, an extended impact may materially and adversely affect our sales, earnings and liquidity.

Revolving Credit Facility Availability

As of January 31, 2021, we had an aggregate $28.7 million available under the Existing Revolver to fund working capital needs. Standby letters of credit in the aggregate amount of $6.3 million, used to collateralize certain insurance arrangements and for imported product purchases, were outstanding under the revolving credit facility as of January 31, 2021. There were no additional borrowings outstanding under the Existing Revolver as of January 31, 2021.

Capital Expenditures

We expect to spend approximately $7 million in capital expenditures in fiscal 2022 to maintain and enhance our operating systems and facilities. Of those amounts, we expect to spend approximately:

●

$3.2 million outfitting a newly built leased warehouse space in Savannah, Georgia that we expect to occupy in the fall of 2021. The facility will consolidate several older, less flexible Home Meridian segment warehouses into a single strategically located distribution facility near the port of Savannah and major interstate highways. We believe this is critical to servicing customers and is expected to reduce transportation costs and increase operating efficiencies; and

●

$1.4 million on implementation costs for a new common, cloud-based Enterprise Resource Planning (“ERP”) platform which we expect to be online in our legacy Hooker divisions by mid-2022, with other segments following thereafter.

Enterprise Resource Planning

In early calendar 2021, our Board of Directors approved an upgrade to our current ERP system and implementation efforts began shortly thereafter. We expect to implement the ERP upgrade in our legacy Hooker divisions by mid calendar 2022, with Home Meridian and Shenandoah following afterwards. To complete the ERP system implementation as anticipated, we will be required to expend significant financial and human resources. We anticipate spending approximately $5.5 million over the course of this project, with a significant amount of time invested by our associates.

COVID-19 Cost Cutting and Cash Preservation Measures

During the fiscal 2021 first quarter, we initiated certain measures to reduce operating expenses and preserve cash which included temporary fee reductions for our Board of Directors, temporary salary reductions for officers and certain other managers, strategic staff reductions, the temporary closure of our domestic manufacturing plants and the furlough of manufacturing, warehouse and administrative associates. We also delayed all non-critical capital spending, rationalized our import purchase orders and accepted certain accommodations from our vendors to cut costs and extend payment terms where possible.

While we continue to spend cautiously, business has improved steadily beginning in May 2020 and we have seen greatly increased demand for our products. Consequently, during the second quarter of fiscal 2021, our domestic manufacturing plants reopened and are currently operating at current capacity. During the fiscal 2021 third quarter, temporary salary and fee reductions were rescinded and as of early December 2020 furloughs of our associates have ended. We are in the process of re-building inventory to meet increased customer demand.

Cash and cash equivalents stood at $65.8 million at fiscal 2021 year-end, an increase of nearly $30 million compared to the balance of prior year end. We expect these cash balances to decrease as we build inventories to meet increased customer demand.

Dividends

We declared and paid dividends of $0.66 per share or approximately $7.8 million in fiscal 2021, an increase of 8.2% or $0.05 per share compared to $0.61 per share in fiscal 2020.

On March 1, 2021, our Board of Directors declared a quarterly cash dividend of $0.18 per share, payable on March 31, 2021 to shareholders of record at March 17, 2021.

Our Board of Directors will continue to evaluate the appropriateness of the current dividend rate considering our performance and economic conditions in future quarters.

Commitments and Contractual Obligations

As of January 31, 2021, our commitments and contractual obligations were as follows:

	Cash Payments Due by Period (In thousands)
	Less than			More than
	1 Year	1-3 Years	3-5 Years	5 years	Total
Deferred compensation payments (1)	$1,033	$2,132	$2,192	$4,639	$9,996
Operating leases (2)	7,394	11,254	10,615	9,809	39,072
Total contractual cash obligations	$8,427	$13,386	$12,807	$14,448	$49,068

(1)

These amounts represent estimated cash payments to be paid to participants in our SRIP through fiscal year 2043, which is 15 years after the last current SRIP plan participant is assumed to have retired. SERP benefits are paid over the lifetimes of plan participants, so the year of final payment is unknown. The present value of these benefits (the actuarially derived projected benefit obligation for the SRIP and SERP) were approximately $10.6 million and $1.7 million, respectively, on January 31, 2021, and are shown on our consolidated balance sheets, with $1.0 million recorded in current liabilities and $11.3 million recorded in long-term liabilities. Under the SRIP, the monthly retirement benefit for each participant, regardless of age, would become fully vested and the present value of that benefit would be paid to each participant in a lump sum upon a change in control of the Company as defined in the plan. See Note 13 to the consolidated financial statements beginning on page F-22 for additional information about the SRIP and SERP.

(2)

These amounts represent estimated cash payments due under operating leases for real estate utilized in our operations and warehouse and office equipment, as well as short term leases with remaining terms less than 12 months. See Note 11 for additional information and disclosures about our leases.

Off-Balance Sheet Arrangements

Standby letters of credit in the aggregate amount of $6.3 million, used to collateralize certain insurance arrangements and for imported product purchases, were outstanding under our revolving credit facility as of January 31, 2021. See the “Commitments and Contractual Obligations” table above and Note 18 to the consolidated financial statements included in this annual report on Form 10-K for additional information on our off-balance sheet arrangements.

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

In August 2018, the FASB issued ASU No. 2018-15, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40). The amendments in this update align the accounting for implementation costs incurred in a hosting arrangement that does not include a license to internal-use software (i.e., a cloud computing arrangement) with one that does. It therefore requires companies to defer potentially significant implementation costs incurred in a cloud computing arrangement that were often expensed as incurred under legacy US GAAP and recognize them as expense over the term of the hosting arrangement. This guidance was effective for fiscal years and interim periods beginning after December 15, 2019. We plan to adopt this guidance in the fiscal 2022 first quarter. We do not expect the adoption of ASU 2018-15 will have a material impact on our consolidated financial statements and related disclosures.

COVID-19

As discussed under "Item 1A. Risk Factors," an outbreak of COVID-19 has been recognized as a global pandemic by the World Health Organization.

We monitor information on COVID-19 from the CDC and believe we are adhering to their recommendations regarding the health and safety of our personnel. To address the potential human impact of the virus, much of our administrative staff are telecommuting. For those administrative staff not telecommuting and our warehouse and domestic manufacturing employees, we have implemented appropriate social distancing policies and have stepped-up facility cleaning at each location. Non-essential domestic travel for our employees has ceased and international travel has been prohibited out-right. Testing, treatment and vaccinations for COVID-19 are covered 100% under our medical plan and counseling is available through our employee assistance plan to assist employees with financial, mental and emotional stress related to the virus and other issues. In addition, we are offering temporary paid leave to employees diagnosed with the virus (and those associates with another diagnosed person or persons in their household) and are working to accommodate associates with child-care issues related to school or day-care closures.

Outlook

We enter fiscal 2022 with confidence and a positive outlook for our company and our industry. Demand is strong, and we are experiencing significantly increased order rates so far in fiscal 2022 compared to last year this time. Our operational priority is to maximize these high levels of demand by servicing our backlogs, as we work to continue the momentum of the improved profitability achieved during the second half of fiscal 2021.

We are currently experiencing two significant headwinds which we believe to be temporary. The first is the ongoing impact of COVID-19 on global manufacturing capacities, raw materials and the cost and availability of shipping containers. The second is a shortage of upholstery foam created by the recent power grid outage in Texas from severe weather. That power grid outage negatively impacted the oil industry, which produces the by-products used in the fabrication of foam. This has led to allocations of foam to our domestic upholstery segment. We expect the later issue to be a short to mid-term problem. The duration of the global logistics constraints is uncertain, but we believe that ports and freight lines are working to overcome these bottlenecks and expect to see improvements later this year.

Additionally, competition for consumers’ discretionary spending such as travel, dining out and entertainment will increase as COVID-19 vaccinations roll out; however, we see sustainable positive market conditions for home furnishings, driven by the robust housing market, favorable demographics and a bright economic outlook. We are confident in our team’s ability to execute our strategies to grow profitably and to adapt successfully to unexpected challenges.

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

Inventories

Inventories, consisting of finished furniture for sale, raw materials, manufacturing supplies and furniture in process, are stated at the lower of cost, or market value, with cost determined using the last-in, first-out (LIFO) method. Under this method, inventory is valued at cost, which is determined by applying a cumulative index to current year inventory dollars. We review inventories on hand and record an allowance for slow-moving and obsolete inventory based on historical experience and expected sales.

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

When an indicator of impairment is present, the impairment test for our property, plant and equipment requires us to assess the recoverability of the value of the assets by comparing their net carrying value to the sum of undiscounted estimated future cash flows directly associated with and arising from use and eventual disposition of the assets. We principally use our internal forecasts to estimate the undiscounted future cash flows used in our impairment analyses. These forecasts are subjective and are largely based on management’s judgment, primarily due to the changing industry in which we compete, changing consumer tastes, trends and demographics and the current economic environment. We monitor changes in these factors as part of the quarter-end review of these assets. While our forecasts have been reasonably accurate in the past, during periods of economic instability, uncertainty, or rapid change within our industry, we may not be able to accurately forecast future cash flows from our long-lived assets and our future cash flows may be diminished. Therefore, our estimates and assumptions related to the viability of our long-lived assets may change and are reasonably likely to change in future periods. These changes could adversely affect our consolidated statements of operations and consolidated balance sheets.

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

The adverse economic effects brought on by the COVID-19 pandemic, including reductions in our sales, earnings and market value, as well as other changing market dynamics, required that we perform a valuation of our intangible assets during the interim period. The calculation methodology for the fair value of our Home Meridian segment and the Shenandoah division of our Domestic Upholstery segment included three approaches: the Discounted Cash Flow Method (DCF) which was given the largest weighting, the Guideline Public Company Method (GPCM) based on the consideration of the facts of the Company’s peer competitors and the Guideline Transaction Method (GTM) based on consideration of transactions with varying risk profiles, geographies and market conditions. The income approach, specifically the relief from royalty method, was used as the valuation methodology for our trade names and trademarks, based on cash flow projections and growth rates for each trade name for five years in the future, and a royalty rate benchmark for companies with similar activities. As a result of our intangible asset valuation analysis, in the first quarter of fiscal 2021, we recorded $44.3 million non-cash impairment charges including $23.2 million to Home Meridian goodwill, $16.4 million to Shenandoah goodwill and $4.8 million to certain of Home Meridian segment’s trade names.

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

The fair value of our trademarks and tradenames is determined based on the estimated earnings and cash flow capacity of those assets. The impairment test consists of a comparison of the fair value of the indefinite-lived intangible assets with their carrying amount. If the carrying amount of the indefinite-lived intangible assets exceeds their fair value, an impairment loss is recognized in an amount equal to that excess. At January 31, 2021, based on our internal valuation, the fair values of our Bradington-Young, Home Meridian, Sam Moore and Shenandoah non-amortizable trademarks and trade names exceeded their carrying values.

Upon the adoption of ASU 2017-04, we perform our annual goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. Management judgment is a significant factor in the goodwill impairment evaluation process. The computations require management to make estimates and assumptions, the most critical of which are potential future cash flows and the appropriate discount rate. Based on our internal goodwill impairment analysis as described above, we have concluded that Shenandoah goodwill in the Domestic Upholstery segment is not impaired as of January 31, 2021.

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

To the extent any book and tax differences are temporary in nature, that is, the book realization will occur in a different period than the tax realization, a deferred tax asset or liability is established. To the extent a deferred tax asset is created, we evaluate our ability to realize this asset. If we determine that we will not be able to fully utilize deferred tax assets, we establish a valuation reserve. In assessing the realization of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is primarily dependent upon the generation of future taxable income during the periods in which those temporary differences reverse. Currently, we have $14.2 million deferred tax assets that can be used to offset taxable income and reduce our income tax liabilities in the future periods. All deferred tax assets and liabilities are classified as non-current on our consolidated balance sheets. See Note 16 Income Taxes for additional details.

Concentrations of Sourcing Risk

In fiscal 2021, imported products sourced from Vietnam and China accounted for nearly all of our import purchases and our top five suppliers in Vietnam and China account for approximately half of our fiscal 2021 import purchases. A disruption in our supply chain, or from Vietnam or China in general, could significantly impact our ability to fill customer orders for products manufactured in those countries. If such a disruption were to occur, we believe that we would have sufficient inventory on hand and in transit to our U.S. warehouses in Virginia, North Carolina and California to adequately meet demand for several months or slightly longer with an additional month’s worth of demand available for immediate shipment from our warehouses in Asia. We believe that we could, most likely at higher cost, source most of the products currently sourced in Vietnam or China from factories in other countries and could produce certain upholstered products domestically at our own factories. However, supply disruptions and delays on selected items could occur for up to six months before the impact of remedial measures would be reflected in our results. If we were to be unsuccessful in obtaining those products from other sources or at comparable cost, a disruption in our supply chain from our largest import furniture suppliers, or from Vietnam or China in general, could adversely affect our sales, earnings, financial condition and liquidity.

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

Interest Rate Risk

Borrowings under the revolving credit facility bears interest based on LIBOR plus 1.0%. As such, this debt instrument exposes us to market risk for changes in interest rates. There was no outstanding balance under our revolving credit facility as of January 31, 2021, other than amounts reserved for standby letters of credit in the amount of $6.3 million.

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

ITEM 8.                 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements listed in Item 15(a), and which begin on page F-6, of this report are incorporated herein by reference and are filed as a part of this report.

ITEM 9.                 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.              CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended January 31, 2021. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of January 31, 2021, the end of the period covered by this annual report, to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to the Company’s management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure and are effective to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Management’s Report on Internal Control over Financial Reporting

In accordance with Section 404 of the Sarbanes-Oxley Act and SEC rules thereunder, management has conducted an assessment of our internal control over financial reporting as of January 31, 2021, based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s report regarding that assessment is included on page F-2 of this report, with our consolidated financial statements, and is incorporated herein by reference.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the fiscal quarter ended January 31, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.              OTHER INFORMATION

None.

Hooker Furniture Corporation

Part III

In accordance with General Instruction G (3) of Form 10-K, most of the information called for by Items 10, 11, 12, 13 and 14 of Part III will be incorporated by reference to the Company’s definitive Proxy Statement for its Annual Meeting of Shareholders scheduled to be held June 3, 2021 (the “2021 Proxy Statement”), as set forth below.

ITEM 10.              DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information relating to our directors will be set forth under the caption “Proposal One-Election of Directors” in the 2021 Proxy Statement and is incorporated herein by reference.

Information relating to our executive officers is included in Part I of this report under the caption “Information about our Executive Officers” and is incorporated herein by reference.

Information relating to compliance with Section 16(a) of the Exchange Act will be set forth under the caption “Delinquent Section 16(a) Reports” in the 2021 Proxy Statement and is incorporated herein by reference.

Information relating to the code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions will be set forth under the caption “Code of Business Conduct and Ethics” in the 2021 Proxy Statement and is incorporated herein by reference.

Information relating to material changes, if any, in the procedures by which shareholders may recommend nominees for our Board of Directors will be set forth under the caption “Procedures for Shareholder Recommendations of Director Nominees” in the 2021 Proxy Statement and is incorporated herein by reference.

Information relating to the Audit Committee of our Board of Directors, including the composition of the Audit Committee and the Board’s determinations concerning whether certain members of the Audit Committee are “financial experts” as that term is defined under Item 407(d)(5) of Regulation S-K will be set forth under the captions “Corporate Governance” and “Audit Committee” in the 2021 Proxy Statement and is incorporated herein by reference.

ITEM 11.               EXECUTIVE COMPENSATION

Information relating to this item will be set forth under the captions “Report of the Compensation Committee,” “Executive Compensation” and “Director Compensation” in the 2021 Proxy Statement and is incorporated herein by reference.

ITEM 12.               SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Information relating to this item will be set forth under the captions “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management” in the 2021 Proxy Statement and is incorporated herein by reference.

ITEM 13.               CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information relating to this item will be set forth in the last two paragraphs under the caption “Audit Committee” and the caption “Corporate Governance” in the 2021 Proxy Statement and is incorporated herein by reference.

ITEM 14.              PRINCIPAL ACCOUNTING FEES AND SERVICES

Information relating to this item will be set forth under the caption “Proposal Three- Ratification of Selection of Independent Registered Public Accounting Firm” in the 2021 Proxy Statement and is incorporated herein by reference.

Hooker Furniture Corporation

Part IV

ITEM 15.               EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed as part of this report on Form 10-K:

(1)	The following reports and financial statements are included in this report on Form 10-K:

Management’s Report on Internal Control Over Financial Reporting

Reports of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of January 31, 2021 and February 2, 2020

Consolidated Statements of Operations for the fifty-two-week period ended January 31, 2021, the fifty-two-week period ended February 2, 2020, and the fifty-three-week period ended February 3, 2019

Consolidated Statements of Comprehensive Income/(Loss) for the fifty-two-week period ended January 31, 2021, the fifty-two-week period ended February 2, 2020, and the fifty-three-week period ended February 3, 2019

Consolidated Statements of Cash Flows for the fifty-two-week period ended January 31, 2021, the fifty-two-week period ended February 2, 2020, and the fifty-three-week period ended February 3, 2019

Consolidated Statements of Shareholders’ Equity for the fifty-two-week period ended January 31, 2021, the fifty-two-week period ended February 2, 2020, and the fifty-three-week period ended February 3, 2019

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

4.3

Description of the Company’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934, as amended (incorporated by reference to Exhibit 4.3 of the Company’s Annual Report on Form 10-K (SEC File No. 000-25349) for the year ended February 2, 2020).

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

10.1(k)	Employment Agreement, dated June 4, 2018, between Jeremy Hoff and the Company (incorporated by reference to Exhibit 10.3 of the Company’s Form 10-Q (SEC File No. 000-25349) filed on December 6, 2018)*

10.1(l)	Form of Performance Share Agreement (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K (SEC File No. 000-25349) filed on May 11, 2018)*

10.1(m)

First Amendment to the 2010 Amended and Restated Hooker Furniture Corporation Supplemental Retirement Income plan (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (SEC File No. 000-25349) filed with the SEC on November 15, 2019)

10.2(a)

Second Amended and Restated Loan Agreement, dated as of September 29, 2017, between Bank of America, N.A. and Hooker Furniture Corporation, Bradington-Young, LLC, Sam Moore Furniture LLC and Home Meridian Group, LLC (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K (SEC File No. 000-25349) filed on September 29, 2017)

10.2(b)

First Amendment to Second Amended and Restated Loan Agreement, dated as of February 1, 2019, between Bank of America, N.A. and Hooker Furniture Corporation, Bradington-Young, LLC, Sam Moore Furniture LLC and Home Meridian Group, LLC. (incorporated by reference to Exhibit 10.2(d) of the Company’s Form 10-K (SEC File No. 000-25349) filed on April 19, 2019)

10.2(c)

Second Amendment to the Second Amended and Restated Loan Agreement, dated as of November 4, 2020, between Bank of America, N.A. and Hooker Furniture Corporation, Bradington-Young, LLC, Sam Moore Furniture LLC, and Home Meridian Group, LLC (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q (SEC File No. 000-25349) filed on December 10, 2020)

10.2(d)

Third Amendment to Second Amended and Restated Loan Agreement, dated as of January 27, 2021, between Bank of America, N.A. and Hooker Furniture Corporation, Bradington-Young, LLC, Sam Moore Furniture LLC and Home Meridian Group, LLC (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K (SEC File No. 000-25349) filed on January 28, 2021)

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

32.1

Rule 13a-14(b) Certification of the Company’s principal executive officer and principal financial officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101

The following financial statements from the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2021, formatted in Extensible Business Reporting Language (“XBRL”): (i) consolidated balance sheets, (ii) consolidated statements of operations, (iii) consolidated statements of comprehensive income/(loss), (iv) consolidated statements of cash flows, (v) consolidated statements of shareholders’ equity and (vi) the notes to the consolidated financial statements, tagged as blocks of text (filed herewith)

*Management contract or compensatory plan

ITEM 16.                  FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOOKER FURNITURE CORPORATION

April 16, 2021	By:	/s/ Jeremy R. Hoff
Jeremy R. Hoff
Chief Executive Officer and Director (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature		Title	Date

/s/ Jeremy R. Hoff		Chief Executive Officer and	April 16, 2021
Jeremy R. Hoff		Director (Principal Executive Officer)

/s/ Paul A. Huckfeldt		Senior Vice President - Finance and Accounting	April 16, 2021
Paul A. Huckfeldt		and Chief Financial Officer (Principal
Financial and Accounting Officer)

/s/ W. Christopher Beeler, Jr.		Director	April 16, 2021
W. Christopher Beeler, Jr.

/s/ Maria C. Duey		Director	April 16, 2021
Maria C. Duey

/s/ Paulette Garafalo		Director	April 16, 2021
Paulette Garafalo

/s/ Tonya H. Jackson		Director	April 16, 2021
Tonya H. Jackson

/s/ E. Larry Ryder		Director	April 16, 2021
E. Larry Ryder

/s/ Ellen C. Taaffe		Director	April 16, 2021
Ellen C. Taaffe

/s/ Paul B. Toms, Jr.		Director (Board Chair)	April 16, 2021
Paul B. Toms, Jr.

/s/ Henry G. Williamson, Jr	.	Director	April 16, 2021
Henry G. Williamson, Jr.

HOOKER FURNITURE CORPORATION AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Management’s Report on Internal Control Over Financial Reporting	F-2

Reports of Independent Registered Public Accounting Firm	F-3

Consolidated Balance Sheets as of January 31, 2021 and February 2, 2020	F-6

Consolidated Statements of Operations for the fifty-two-week period ended January 31, 2021, the fifty-two-week period ended February 2, 2020 and the fifty-three-week period ended February 3, 2019	F-7

Consolidated Statements of Comprehensive Income / (Loss) for the fifty-two-week period ended January 31, 2021, the fifty-two-week period ended February 2, 2020 and the fifty-three-week period ended February 3, 2019

F-8

Consolidated Statements of Cash Flows for the fifty-two-week period ended January 31, 2021, the fifty-two-week period ended February 2, 2020 and the fifty-three-week period ended February 3, 2019	F-9

Consolidated Statements of Shareholders’ Equity for the fifty-two-week period ended January 31, 2021, the fifty-two-week period ended February 2, 2020 and the fifty-three-week period ended February 3, 2019

F-10

Notes to Consolidated Financial Statements	F-11

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Shareholders of

Hooker Furniture Corporation

Martinsville, Virginia

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Securities Exchange Act Rule 13a-15(f). Under the supervision and with the participation of management, including the principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the Company’s evaluation under that framework, management concluded that the Company’s internal control over financial reporting was effective as of January 31, 2021.

The effectiveness of the Company’s internal control over financial reporting as of January 31, 2021 has been audited by KPMG LLP, the Company’s independent registered public accounting firm, as stated in their report which is included herein.

Jeremy R. Hoff

Chief Executive Officer and Director

(Principal Executive Officer)

April 16, 2021

Paul A. Huckfeldt

Senior Vice President – Finance and Accounting

and Chief Financial Officer

(Principal Financial and Accounting Officer)

April 16, 2021

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Hooker Furniture Corporation:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Hooker Furniture Corporation and subsidiaries (the Company) as of January 31, 2021 and February 2, 2020, the related consolidated statements of operations, comprehensive income/(loss), shareholders’ equity, and cash flows for each of the years in the three‑year period ended January 31, 2021, and the related notes collectively, the consolidated financial statements. In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of January 31, 2021 and February 2, 2020, and the results of its operations and its cash flows for each of the years in the three‑year period ended January 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of January 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated April 16, 2021 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

A. Goodwill Impairment Assessment

As discussed in Note 9 to the consolidated financial statements, the goodwill balance as of January 31, 2021 was $0.5 million related to the Shenandoah reporting unit. During the first quarter ended May 3, 2020, the Company recorded a goodwill impairment charge of $23.2 million and $16.4 million related to the Home Meridian and Shenandoah reporting units, respectively. As discussed in Note 2, the Company performs goodwill impairment testing on an annual basis or more frequently if events or changes in circumstances indicate that the asset might be impaired. As of May 3, 2020, management determined it was likely that the carrying values of the Home Meridian and Shenandoah reporting units exceeded their respective fair values and performed a goodwill impairment test. To estimate the fair value of its reporting units, the Company used an income and market approach, specifically the discounted cash flow method, guideline public company method, and guideline transaction method.

We identified the evaluation of goodwill for impairment for the Home Meridian and Shenandoah reporting units as a critical audit matter. Subjective and challenging auditor judgment was required to evaluate the selection of forecasted revenue growth rates and discount rates used to estimate the fair value of the reporting units as they represent subjective determinations of future market and economic conditions. Additionally, the audit effort associated with the evaluation of goodwill for impairment for the Home Meridian and Shenandoah reporting units required specialized skills and knowledge.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s goodwill impairment evaluation process. This included controls related to the development of the forecasted revenue growth rates and discount rate assumptions. We performed sensitivity analyses over the forecasted revenue growth rates and discount rate assumptions to assess their impact on the Company’s determination of fair value for the Home Meridian and Shenandoah reporting units. We evaluated the Company’s ability to forecast revenue growth rates for the reporting units by comparing the forecasted revenue growth assumptions to historical growth rates, considering future market and economic conditions. In addition, we involved valuation professionals with specialized skills and knowledge, who assisted in:

•         evaluating the discount rates used in the determination of fair value, by comparing them against a discount rate range that was independently developed using publicly available market data for comparable entities

•         testing the estimate of the reporting units’ fair value using the Company’s cash flow forecast for the reporting units, and discount rates, and comparing the results to the Company’s determination of fair value.

B. Impairment of non-amortizable intangible assets in the Home Meridian segment

As discussed in Note 9 to the consolidated financial statements, the non-amortizable intangible asset balance as of February 2, 2020 was $8.4 million, of which $6.7 million related to the Home Meridian reportable segment. During the first quarter ended May 3, 2020, the Company recorded an intangible asset impairment charge of $4.8 million related to the Home Meridian trade names. The Company performs impairment testing on an annual basis or more frequently if events or changes in circumstances indicate that the asset might be impaired. As of May 3, 2020, management determined it was likely that the carrying value of each trade name exceeded its fair value and performed a trade name impairment test. To value the non-amortizing intangible assets, the Company used the income approach, specifically the relief-from-royalty method.

We identified the evaluation of the impairment of non-amortizable intangible assets in the Home Meridian segment as a critical audit matter. Subjective and challenging auditor judgment was required to evaluate the selection of forecasted revenue growth rates, assumed royalty rates, and discount rates, used to estimate the fair value of the non-amortizable intangible assets in the Home Meridian segment as they represent subjective determinations of future market and economic conditions. Additionally, the audit effort associated with the evaluation of the trade names for impairment required specialized skills and knowledge.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s non-amortizable intangible asset impairment assessment process. This included controls related to the development of the forecasted revenue growth rates, assumed royalty rate, and discount rate assumptions. We performed sensitivity analyses over the revenue growth rates and discount rate assumptions to assess their impact on the Company’s determination of fair value for the non-amortizable intangible assets in the Home Meridian segment. We evaluated the reasonableness of management’s forecasted revenue growth rates by comparing the forecasts to historical revenue growth rates, current industry conditions and growth plans. We compared the Company’s historical revenue forecasts to actual results to assess the Company’s ability to accurately forecast. In addition, we involved valuation professionals with specialized skills and knowledge, who assisted in:

•         evaluating the Company’s assumed royalty rates by comparing the selected royalty rates to independently sourced royalty rates for trademarks within the furniture industry and performing a profit split analysis and assessing the resulting royalty rates

•         evaluating the discount rates used in the valuation, by comparing them against a discount rate range that was independently developed using publicly available market data for comparable entities

•         testing the estimate of the trade names’ fair values using the Company’s estimated cash flow forecast for the trade names, assumed royalty rates, and discount rates and comparing the results to the Company’s fair value estimates.

/s/ KPMG LLP

We have served as the Company’s auditor since 2003.

Raleigh, North Carolina
April 16, 2021

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Hooker Furniture Corporation:

Opinion on Internal Control Over Financial Reporting

We have audited Hooker Furniture Corporation and subsidiaries’ (the Company) internal control over financial reporting as of January 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of January 31, 2021 and February 2, 2020, the related consolidated statements of operations, comprehensive income/(loss), shareholders’ equity, and cash flows for each of the years in the three-year period ended January 31, 2021, and the related notes (collectively, the consolidated financial statements), and our report dated April 16, 2021 expressed an unqualified opinion on those consolidated financial statements.

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

/s/ KPMG LLP

Raleigh, North Carolina
April 16, 2021

HOOKER FURNITURE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands)

As of	January 31,	February 2,
	2021	2020
Assets
Current assets
Cash and cash equivalents	$65,841	$36,031
Trade accounts receivable, net (See notes 5 and 6)	83,290	87,653
Inventories (see note 7)	70,159	92,813
Income tax recoverable	-	751
Prepaid expenses and other current assets	4,432	4,719
Total current assets	223,722	221,967
Property, plant and equipment, net (See note 8)	26,780	29,907
Cash surrender value of life insurance policies (See note 10)	25,365	24,888
Deferred taxes (See note 16)	14,173	2,880
Operating leases right-of-use assets (See note 11)	34,613	39,512
Intangible assets, net (See note 9)	26,237	33,371
Goodwill (See note 9)	490	40,058
Other assets	893	1,125
Total non-current assets	128,551	171,741
Total assets	$352,273	$393,708

Liabilities and Shareholders’ Equity
Current liabilities
Trade accounts payable	$32,213	$25,493
Accrued salaries, wages and benefits	7,136	4,933
Income tax accrual (See note 16)	501	-
Customer deposits	4,256	3,351
Current portion of lease liabilities (See note 11)	6,650	6,307
Other accrued expenses	3,354	4,211
Current portion of term loans	-	5,834
Total current liabilities	54,110	50,129
Deferred compensation (See note 13)	11,219	11,382
Lease liabilities (See note 11)	29,441	33,794
Long term debt (See note 12)	-	24,282
Total long-term liabilities	40,660	69,458
Total liabilities	94,770	119,587

Shareholders’ equity
Common stock, no par value, 20,000 shares authorized, 11,888 and 11,838 shares issued and outstanding on each date	53,323	51,582
Retained earnings	204,988	223,252
Accumulated other comprehensive loss	(808)	(713)
Total shareholders’ equity	257,503	274,121
Total liabilities and shareholders’ equity	$352,273	$393,708

See accompanying Notes to Consolidated Financial Statements.

HOOKER FURNITURE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

For the 52 Week Period Ended January 31, 2021, the 52 Week Period Ended February 2, 2020, and the 53 Week Period Ended February 3, 2019.
	2021	2020	2019

Net sales	$540,081	$610,824	$683,501

Cost of sales	427,333	496,866	536,014
Casualty loss	-	-	500

Gross profit	112,748	113,958	146,987

Selling and administrative expenses	80,410	88,867	91,928
Goodwill impairment charges	39,568	-	-
Trade name impairment charges	4,750	-	-
Intangible asset amortization	2,384	2,384	2,384

Operating (loss)/income	(14,364)	22,707	52,675

Other income, net	336	458	369
Interest expense, net	540	1,238	1,454

(Loss)/income before income taxes	(14,568)	21,927	51,590

Income tax (benefit)/expense	(4,142)	4,844	11,717

Net (loss)/income	$(10,426)	$17,083	$39,873

(Loss)/Earnings per share:
Basic	$(0.88)	$1.44	$3.38
Diluted	$(0.88)	$1.44	$3.38

Weighted average shares outstanding:
Basic	11,822	11,784	11,759
Diluted	11,822	11,838	11,783

Cash dividends declared per share	$0.66	$0.61	$0.57

See accompanying Notes to Consolidated Financial Statements.

HOOKER FURNITURE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME / (LOSS)
(In thousands)

For the 52 Week Period Ended January 31, 2021, the 52 Week Period Ended February 2, 2020, and the 53 Week Period Ended February 3, 2019.
	2021	2020	2019

Net (Loss)/Income	$(10,426)	$17,083	$39,873
Other comprehensive income (loss):
Amortization of actuarial (loss)	(125)	(740)	(305)
Income tax effect on amortization	30	176	73
Gain on pension plan settlement	-	(520)	-
Income tax effect on settlement	-	124	-
Adjustments to net periodic benefit cost	(95)	(960)	(232)

Reclassification of tax effects due to the adoption of ASU 2018-02	-	-	111

Total Comprehensive (Loss)/Income	$(10,521)	$16,123	$39,752

See accompanying Notes to Consolidated Financial Statements.

HOOKER FURNITURE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

For the 52 Week Period Ended January 31, 2021, the 52 Week Period Ended February 2, 2020, and the 53 Week Period Ended February 3, 2019.
	2021	2020	2019
Operating Activities:
Net (loss)/income	$(10,426)	$17,083	$39,873
Adjustments to reconcile net income to net cash provided by operating activities:
Goodwill and intangible asset impairment charges	44,318	-	-
Depreciation and amortization	6,778	7,100	7,442
Gain on pension settlement	-	(520)	-
(Gain)/Loss on disposal of assets	-	(271)	(73)
Proceeds from casualty loss	-	-	409
Deferred income tax (benefit)/expense	(11,262)	1,940	(1,221)
Non-cash restricted stock and performance awards	1,741	1,296	1,284
Provision for doubtful accounts and sales allowances	4,686	(435)	(799)
Gain on life insurance policies	(1,207)	(831)	(748)
Changes in assets and liabilities:
Trade accounts receivable	(323)	25,339	(17,982)
Inventories	22,654	12,391	(21,323)
Income tax recoverable	751	(751)	-
Prepaid expenses and other current assets	515	(557)	267
Trade accounts payable	6,686	(15,349)	8,130
Accrued salaries, wages and benefits	2,204	(3,070)	(1,643)
Accrued income taxes	501	(3,159)	(672)
Customer deposits	904	328	(1,270)
Operating lease liabilities	888	299	-
Other accrued expenses	(856)	645	604
Deferred compensation	(289)	(49)	(2,757)
Other long-term liabilities	-	-	141
Net cash provided by operating activities	68,263	41,429	9,662

Investing Activities:
Purchases of property, plant and equipment	(1,210)	(5,129)	(5,214)
Proceeds received on notes receivable	-	1,449	119
Proceeds from sale of property and equipment	-	16	11
Premiums paid on life insurance policies	(555)	(590)	(652)
Proceeds received on life insurance policies	1,289	-	1,225
Net cash used in investing activities	(476)	(4,254)	(4,511)

Financing Activities:
Payments for long-term debt	(30,139)	(5,368)	(17,917)
Cash dividends paid	(7,838)	(7,211)	(6,714)
Net cash used in financing activities	(37,977)	(12,579)	(24,631)

Net increase (decrease) in cash and cash equivalents	29,810	24,596	(19,480)
Cash and cash equivalents at the beginning of year	36,031	11,435	30,915
Cash and cash equivalents at the end of year	$65,841	$36,031	$11,435

Supplemental schedule of cash flow information:
Interest paid, net	$444	$993	$1,338
Income taxes paid, net	5,872	6,818	13,613

Supplemental schedule of noncash investing activities:
Increase in lease liabilities arising from obtaining right-of-use assets	2,236	625	-
Increase in property and equipment through accrued purchases	33	5	23

See accompanying Notes to Consolidated Financial Statements.

HOOKER FURNITURE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In thousands, except per share data)

For the 52 Week Period Ended January 31, 2021, the 52 Week Period Ended February 2, 2020, and the 53 Week Period Ended February 3, 2019.
				Accumulated
				Other	Total
	Common Stock		Retained	Comprehensive	Shareholders'
	Shares	Amount	Earnings	Income / (Loss)	Equity
Balance at January 28, 2018	11,762	$48,970	$180,122	$368	$229,460

Net income			$39,873		$39,873
Prior year adjustment for ASU 2014-09 and 2018-02			99	111	210
Unrealized loss on defined benefit plan, net of tax of $73				(232)	(232)
Cash dividends paid and accrued ($0.57 per share)			(6,714)		(6,714)
Restricted stock grants, net of forfeitures	23	(30)			(30)
Restricted stock compensation cost		609			609
Balance at February 3, 2019	11,785	$49,549	$213,380	$247	$263,176

Net income			$17,083		$17,083
Gain on pension settlement, net of tax of $124				(396)	(396)
Unrealized loss on defined benefit plan, net of tax of $176				(564)	(564)
Cash dividends paid and accrued ($0.61 per share)			(7,211)		(7,211)
Restricted stock grants, net of forfeitures	53	344			344
Restricted stock compensation cost		790			790
Recognition of PSUs as equity-based awards		899			899
Balance at February 2, 2020	11,838	$51,582	$223,252	$(713)	$274,121

Net loss			$(10,426)		$(10,426)
Unrealized loss on defined benefit plan, net of tax of $30				$(95)	(95)
Cash dividends paid and accrued ($0.66 per share)			(7,838)		(7,838)
Restricted stock grants, net of forfeitures	50	$169			169
Restricted stock compensation cost		809			809
Performance-based restricted stock units cost		763			763
Balance at January 31, 2021	11,888	$53,323	$204,988	$(808)	$257,503

See accompanying Notes to Consolidated Financial Statements.

HOOKER FURNITURE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar and share amounts in tables, except per share amounts, in thousands unless otherwise indicated)

For the Fifty-Two Weeks Ended January 31, 2021

NOTE 1 – RECENTLY ADOPTED ACCOUNTING STANDARDS

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326). This update seeks to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments, including trade receivables, and other commitments to extend credit held by a reporting entity at each reporting date. The amendments require an entity to replace the incurred loss impairment methodology in current GAAP with a methodology that reflects current expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The amendments are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. We adopted the provisions of Topic 326 on February 3, 2020, the first day of our 2021 fiscal year using the modified retrospective transition approach. The adoption of this standard did not have a material effect on our consolidated financial statements or results of operations.

In December 2019, the FASB issued ASU 2019-12, Income Tax (Topic 740) – Simplifying the Accounting for Income Taxes. The amendments in this update simplify the accounting for income taxes by removing certain exceptions for intra-period tax allocation, the recognition of deferred tax liabilities after an investment in a foreign entity transitions to or from the equity method, and the general methodology for calculating income taxes in an interim period when a year-to-date loss exceeds the anticipated loss for the year. The amendments also introduce new guidance on determining how to apply the income tax guidance to franchise taxes that are partially based on income, clarifying the accounting for transactions that result in a step-up in the tax basis of goodwill, and the effect of an enacted change in tax laws or rates in the annual effective tax rate computation in the interim period. The amendments are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. We elected to adopt ASU 2019-12 on February 3, 2020, the first day of our 2021 fiscal year. While the adoption of ASU 2019-12 impacted the tax benefit recognized in our interim financial statements, it had no material impact on our annual financial statements.

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

For financial reporting purposes, we are organized into three operating segments and “All Other”, which includes the remainder of our businesses:

■	Hooker Branded, consisting of the operations of our imported Hooker Casegoods and Hooker Upholstery businesses;
■	Home Meridian, a stand-alone, mostly autonomous business that serves a different type or class of customer than do our other operating segments and at much lower margins;
■	Domestic Upholstery, which includes the domestic upholstery manufacturing operations of Bradington-Young, Sam Moore and Shenandoah Furniture; and
■	All Other, consisting of H Contract and Lifestyle Brands. Neither of these operating segments were individually reportable; therefore, we combined them in “All Other” in accordance with ASC 280.

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

Fair Value of Financial Instruments

The carrying value of certain of our financial instruments (cash and cash equivalents, trade accounts receivable and payable, and accrued liabilities) approximates fair value because of the short-term nature of those instruments. The carrying value of Company-owned life insurance is marked to market each reporting period and any change in fair value is reflected in income for that period. See Note 10 for details.

Inventories

Inventories, consisting of finished furniture for sale, raw materials, manufacturing supplies and furniture in process, are stated at the lower of cost, or market value, with cost determined using the last-in, first-out (LIFO) method. Under this method, inventory is valued at cost, which is determined by applying a cumulative index to current year inventory dollars. We review inventories on hand and record an allowance for slow-moving and obsolete inventory based on historical experience and expected sales.

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

We have a sub-lease at one of our warehouses. In accordance with the provisions of Topic 842, since we have not been relieved as the primary obligor of the warehouse lease, we cannot net the sublease income against our lease payment to calculate the lease liability and ROU asset. Our practice is to straight-line the sub-lease income over the term of the sublease.

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

Cash Surrender Value of Life Insurance Policies

We own seventy-seven life insurance policies on certain of our current and former executives and other key employees. These policies had a carrying value of $25.5 million at January 31, 2021 and have a face value of approximately $54 million as of that date. Proceeds from the policies are used to fund certain employee benefits and for other general corporate purposes. We account for life insurance as a component of employee benefits cost. Consequently, the cost of the coverage and any resulting gains or losses related to those insurance policies are recorded as a decrease or increase to operating income. Cash payments that increase the cash surrender value of these policies are classified as investing outflows on the Consolidated Statements of Cash Flows, with amounts paid in excess of the increase in cash surrender value included in operating activities. Gains on life insurance policies, which typically occur at the time a policy is redeemed, are included in the reconciliation of net income to net cash used in or provided by operating activities. Substantially all of the cash value of our company owned life insurance is pledged as collateral for our secured term loan.

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

Advertising

We offer advertising programs to qualified dealers under which we may provide signage, catalogs and other marketing support to our dealers and may reimburse some advertising and other costs incurred by our dealers in connection with promoting our products. The cost of these programs does not exceed the fair value of the benefit received. We charge the cost of point-of-purchase materials (including signage, catalogs, and fabric and leather swatches) to selling and administrative expense as incurred. Advertising costs charged to selling and administrative expense for fiscal years 2021, 2020 and 2019 were $2.1 million, $3.4 million, and $3.3 million, respectively. The costs for other advertising allowance programs are charged against net sales. We also have arrangements with some dealers to reimburse them for a portion of their advertising costs, which provides advertising benefits to us. Costs for these arrangements are expensed as incurred and are netted against net sales in our consolidated statements of operations and comprehensive income/(loss).

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

To the extent any book and tax differences are temporary in nature, that is, the book realization will occur in a different period than the tax realization, a deferred tax asset or liability is established. To the extent a deferred tax asset is created, we evaluate our ability to realize this asset. If we determine that we will not be able to fully utilize deferred tax assets, we establish a valuation reserve. In assessing the realization of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is primarily dependent upon the generation of future taxable income during the periods in which those temporary differences reverse. Currently, we have $14.2 million deferred tax assets related to net operating loss carryforwards that can be used to offset taxable income and reduce our income tax liabilities in the future periods. All deferred tax assets and liabilities are classified as non-current on our consolidated balance sheets. See Note 16 Income Taxes for additional details.

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

In the notes to the consolidated financial statements, references to the:

■	2021 fiscal year and comparable terminology mean the fiscal year that began February 3, 2020 and ended January 31, 2021;
■	2020 fiscal year and comparable terminology mean the fiscal year that began February 4, 2019 and ended February 2, 2020; and
■	2019 fiscal year and comparable terminology mean the fiscal year that began January 29, 2018 and ended February 3, 2019.

NOTE 4 – CASUALTY LOSS

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

NOTE 5 – DOUBTFUL ACCOUNTS AND OTHER ACCOUNTS RECEIVABLE ALLOWANCES

The activity in the allowance for doubtful accounts was:

	Fifty-Two	Fifty-Two	Fifty-Three
	Weeks Ended	Weeks Ended	Weeks Ended
	January 31,	February 2,	February 3,
	2021	2020	2019
Balance at beginning of year	$903	$908	$1,014
Non-cash charges to cost and expenses	1,262	417	158
Less uncollectible receivables written off, net of recoveries	173	(422)	(264)
Balance at end of year	$2,338	$903	$908

The activity in other accounts receivable allowances was:

	Fifty-Two	Fifty-Two	Fifty-Three
	Weeks Ended	Weeks Ended	Weeks Ended
	January 31,	February 2,	February 3,
	2021	2020	2019
Balance at beginning of year	$3,493	$4,267	$5,117
Charges to cost and expenses	29,243	31,815	41,606
Less allowances applied	(25,666)	(32,511)	(42,342)
Less uncollectible receivables written off, net of recoveries	(77)	(78)	(114)
Balance at end of year	$6,993	$3,493	$4,267

NOTE 6 – ACCOUNTS RECEIVABLE

	January 31,	February 2,
	2021	2020

Trade accounts receivable	$92,621	$91,261
Receivable from factor	-	788
Other accounts receivable allowances	(6,993)	(3,493)
Allowance for doubtful accounts	(2,338)	(903)
Accounts receivable	$83,290	$87,653

“Receivable from factor” represented amounts due with respect to factored accounts receivable for a single customer. The agreement was discontinued in early fiscal 2021.

NOTE 7 – INVENTORIES

	January 31,	February 2,
	2021	2020
Finished furniture	$81,290	$106,495
Furniture in process	1,397	1,304
Materials and supplies	9,639	8,479
Inventories at FIFO	92,326	116,278
Reduction to LIFO basis	(22,167)	(23,465)
Inventories	$70,159	$92,813

If the first-in, first-out (FIFO) method had been used in valuing all inventories, net loss would have been $11.1 million in fiscal 2021, net income would have been $19.5 million in fiscal 2020 and $41.5 million in fiscal 2019. We recorded LIFO income of $1.3 million in fiscal 2021, LIFO expense of $3.1 million in fiscal 2020 and $2.1 million in fiscal 2019.

At January 31, 2021 and February 2, 2020, we had $355,000 and $424,000, respectively, in consigned inventories, which are included in the “Finished furniture” line in the table above.

At January 31, 2021, we held $8.4 million in inventory outside of the United States, in China and in Vietnam. At February 2, 2020, we held $9.6 million in inventory outside of the United States, in China and in Vietnam.

NOTE 8 – PROPERTY, PLANT AND EQUIPMENT

	Depreciable Lives	January 31,	February 2,
	(In years)	2021	2020

Buildings and land improvements	15 - 30	$31,316	$31,316
Computer software and hardware	3 - 10	15,012	19,166
Machinery and equipment	10	9,314	9,271
Leasehold improvements	Term of lease	10,005	9,737
Furniture and fixtures	3 - 8	2,614	2,597
Other	5	651	651
Total depreciable property at cost		68,912	72,738
Less accumulated depreciation		44,098	44,089
Total depreciable property, net		24,814	28,649
Land		1,077	1,077
Construction-in-progress		889	181
Property, plant and equipment, net		$26,780	$29,907

Depreciation expense for fiscal 2021, 2020 and 2019 was $4.4 million, $4.7 million and $5.0 million, respectively.

Capitalized Software Costs

Certain costs incurred in connection with developing or obtaining computer software for internal use are capitalized. These costs are amortized over periods of ten years or less. Capitalized software is reported as a component of computer software and hardware above and on the property, plant, and equipment line of our consolidated balance sheets. The activity in capitalized software costs was:

	Fifty-Two Weeks	Fifty-Two Weeks	Fifty-Three Weeks
	Ended	Ended	Ended
	January 31,	February 2,	February 3,
	2021	2020	2019
Balance beginning of year	$4,277	$5,123	$5,982
Additions	33	286	373
Amortization expense	(1,099)	(1,132)	(1,227)
Disposals	-	-	(5)
Balance end of year	$3,211	$4,277	$5,123

NOTE 9 – INTANGIBLE ASSETS AND GOODWILL

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

In accordance with ASU 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, we perform our annual goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. Management judgment is a significant factor in the goodwill impairment evaluation process. The computations require management to make estimates and assumptions, the most critical of which are potential future cash flows and the appropriate discount rate.

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

The adverse economic effects brought on by the COVID-19 pandemic, including reductions in our sales, earnings and market value, as well as other changing market dynamics, required that we perform a valuation of our intangible assets in the 2021 first quarter. The calculation methodology for the fair value of our Home Meridian segment’s and the Shenandoah division of our Domestic Upholstery segment’s goodwill included three approaches: the Discounted Cash Flow Method (DCF) which was given the largest weighting, the Guideline Public Company Method (GPCM) based on the consideration of the facts of the Company’s peer competitors and the Guideline Transaction Method (GTM) based on consideration of transactions with varying risk profiles, geographies and market conditions. The income approach, specifically the relief from royalty method, was used as the valuation methodology for our trade names and trademarks, based on cash flow projections and growth rates for each trade name for five years in the future provided by management, and a royalty rate benchmark for companies with similar activities. As a result of our intangible asset valuation analysis, in the first quarter of fiscal 2021, we recorded $44.3 million non-cash impairment charges including $23.2 million to Home Meridian goodwill, $16.4 million to Shenandoah goodwill and $4.8 million to certain of Home Meridian segment’s trade names.

Based on our internal analyses at January 31, 2021, the fair values of our non-amortizable trademarks and trade names exceeded their carrying values and we concluded that Shenandoah goodwill in the Domestic Upholstery segment is not impaired.

Details of our non-amortizable intangible assets are as follows:

		January 31, 2021			February 2, 2020
Non-amortizable Intangible Assets	Segment	Beginning Balance	Impairment Charges	Net Book Value	Beginning Balance	Impairment Charges	Net Book Value
Goodwill	Home Meridian	$23,187	$(23,187)	$-	$23,187	$-	$23,187
Goodwill	Domestic Upholstery	16,871	(16,381)	490	16,871	-	16,871
Total Goodwill		40,058	(39,568)	490	40,058	-	40,058

Trademarks and trade names - Home Meridian	Home Meridian	11,400	(4,750)	6,650	11,400	-	11,400
Trademarks and trade names - Bradington-Young	Domestic Upholstery	861	-	861	861	-	861
Trademarks and trade names - Sam Moore	Domestic Upholstery	396	-	396	396	-	396
Total Trademarks and trade names		$12,657	$(4,750)	$7,907	$12,657	$-	$12,657

Total non-amortizable assets		$52,715	$(44,318)	$8,397	$52,715	$-	$52,715

Our amortizable intangible assets are recorded in the Home Meridian and in Domestic Upholstery segments. The carrying amounts and changes therein of those amortizable intangible assets were as follows:

	Amortizable Intangible Assets
	Customer
	Relationships	Trademarks	Totals

Balance at February 2, 2020	$19,996	$718	$20,714
Amortization	(2,324)	(60)	(2,384)
Balance at January 31, 2021	$17,672	$658	$18,330

The estimated amortization expense associated with our amortizable intangible assets is expected to be as follows:

Fiscal Year	Amount

2022	2,384
2023	2,384
2024	2,384
2025	2,359
2026	2,359
2027 and thereafter	6,460
$18,330

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

As of January 31, 2021, and February 2, 2020, Company-owned life insurance was measured at fair value on a recurring basis based on Level 2 inputs. The fair value of the Company-owned life insurance is determined by inputs that are readily available in public markets or can be derived from information available in publicly quoted markets. Additionally, the fair value of the Company-owned life insurance is marked to market each reporting period and any change in fair value is reflected in income for that period.

Our assets measured at fair value on a recurring basis at January 31, 2021 and February 2, 2020, were as follows

	Fair value at January 31, 2021				Fair value at February 2, 2020
Description	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
				(In thousands)
Assets measured at fair value
Company-owned life insurance	$-	$25,365	$-	$25,365	$-	$24,888	$-	$24,888

NOTE 11 – LEASES

In fiscal 2020, we adopted Accounting Standards Codification Topic 842 Leases. We have a sub-lease at one of our warehouses and we recognized $576,000 sub-lease income in fiscal 2021.

The components of lease cost and supplemental cash flow information for leases in fiscal 2021 were:

	Fifty-two Weeks Ended
	January 31, 2021	February 2, 2020
Operating lease cost	$8,367	$8,408
Variable lease cost	146	153
Short-term lease cost	291	581
Total operating lease cost	$8,804	$9,142

Operating cash outflows	$7,921	$8,725

The right-of-use assets and lease liabilities recorded on our Consolidated Balance Sheets as of January 31, 2021 and February 2, 2020 were:

	January 31, 2021	February 2, 2020
Real estate	$33,651	$38,175
Property and equipment	962	1,337
Total operating leases right-of-use assets	$34,613	$39,512

Current portion of operating lease liabilities	$6,650	$6,307
Long term operating lease liabilities	29,441	33,794
Total operating lease liabilities	$36,091	$40,101

Weighted-average remaining lease term is 6.7 years. We used our incremental borrowing rate which is LIBOR plus 1.5% at the adoption date. The weighted-average discount rate is 2.25%. Due to the COVID-19 pandemic, we received concessions on several of our leases, including changes in lease terms and deferred rent payments. We accounted for the concessions as lease modifications and used current LIBOR plus 1.5% for those leases. The weighted-average discount rate decreased due to a decrease in LIBOR.

The following table reconciles the undiscounted future lease payments for operating leases to the operating lease liabilities recorded in the consolidated balance sheet at January 31, 2021:

Undiscounted Future Operating Lease Payments
2022	$7,364
2023	5,591
2024	5,663
2025	5,280
2026	5,336
2027 and thereafter	9,808
Total lease payments	$39,042
Less: impact of discounting	(2,951)
Present value of lease payments	$36,091

As of January 31, 2021, the Company had an additional lease for a warehouse in Georgia that had not yet commenced with estimated future minimum rental commitments of approximately $28 million. This lease is expected to commence in Fall of 2021 with a lease term of up to 10 years. Since the lease has not commenced, the undiscounted amounts are not included in the table above.

NOTE 12 – LONG-TERM DEBT

We paid off the term loans which were related to the Home Meridian acquisition in fiscal 2021 and currently have a $35 million revolving credit facility. The credit facility was provided for in the amended and restated loan agreement (the “Original Loan Agreement”), which we entered into on February 1, 2016 with Bank of America, N. A. (“BofA”) in connection with the Home Meridian Acquisition. We entered a Second Amended and Restated Loan Agreement dated as of September 29, 2017 (the “Second Amended and Restated Loan Agreement”), a First Amendment to Second Amended and Restated Loan Agreement dated as of January 31, 2019, a Second Amendment to Second Amended and Restated Loan Agreement dated as of November 4, 2020, and a Third Amendment to the Second Amended and Restated Loan Agreement dated as of January 27, 2021. Details of our revolving credit facility are outlined below:

■

The facility is available between January 27, 2021 and February 1, 2026 or such earlier date as the availability may terminate or such later date as BofA may from time to time in its sole discretion designate in any extension notice;

■	During the availability period, BofA will provide a line of credit to the maximum amount of the Existing Revolver;

■	The sublimit of the facility available for the issuance of letters of credit was increased to $10 million;

■	The actual daily amount of undrawn letters of credit is subject to a quarterly fee equal to a per annum rate of 1%;

■	We may, on a one-time basis, request an increase in the Existing Revolver by an amount not to exceed $30 million at BofA’s discretion; and

■

Any amounts outstanding under the Existing Revolver bear interest at a rate, equal to the then current LIBOR monthly rate (adjusted periodically) plus 1.00%. We must also pay a quarterly unused commitment fee at a rate of 0.15% determined by the actual daily amount of credit outstanding during the applicable quarter.

The loan covenants agreed to under the Second Amended and Restated Loan Agreement continue to apply to us. They include customary representations and warranties and requires us to comply with customary covenants, including, among other things, the following financial covenants:

●	Maintain a ratio of funded debt to EBITDA not exceeding 2.00:1.00.

●	A basic fixed charge coverage ratio of at least 1.25:1.00; and

●	Limit capital expenditures to no more than $15.0 million during any fiscal year.

The Second Amended and Restated Loan Agreement also limits our right to incur other indebtedness, make certain investments and create liens upon our assets, subject to certain exceptions, among other restrictions. They do not restrict our ability to pay cash dividends on, or repurchase shares of our common stock, subject to our compliance with the financial covenants discussed above, if we are not otherwise in default under the agreements.

We were in compliance with each of these financial covenants at January 31, 2021.

As of January 31, 2021, we had an aggregate $28.7 million available under the Existing Revolver to fund working capital needs. Standby letters of credit in the aggregate amount of $6.3 million, used to collateralize certain insurance arrangements and for imported product purchases, were outstanding under the revolving credit facility as of January 31, 2021. There were no additional borrowings outstanding under the Existing Revolver as of January 31, 2021.

NOTE 13 – EMPLOYEE BENEFIT PLANS

Employee Savings Plans

We sponsor a tax-qualified 401(k) retirement plan covering substantially all employees. This plan assists employees in meeting their savings and retirement planning goals through employee salary deferrals and discretionary employer matching contributions. Our contributions to the plan amounted to $1.3 million in fiscal 2021, $1.4 million in fiscal 2020, and $1.3 million in fiscal 2019.

We adopted ASU 2017-07 as of the beginning of our 2019 fiscal year on January 29, 2018. Components of net periodic benefit cost other than the service cost for the SRIP, SERP and the Pension Plan are included in the line item “Other income, net” in our consolidated statements of operations. Service cost is included in our consolidated statements of operations under “Selling and administrative expenses.” The adoption resulted in the reclassification of a $30,000 gain from Selling and administrative expenses to Other income, net in fiscal 2018 consolidated statements of operations.

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

Summarized SRIP and SERP information as of each fiscal year-end (the measurement date) is as follows:

	SRIP (Supplemental Retirement Income Plan)
	Fifty-Two	Fifty-Two
	Weeks Ended	Weeks Ended
	January 31,	February 2,
	2021	2020
Change in benefit obligation:
Beginning projected benefit obligation	$10,256	$9,622
Service cost	128	104
Interest cost	249	351
Benefits paid	(591)	(537)
Actuarial loss	530	716
Ending projected benefit obligation (funded status)	$10,572	$10,256

Accumulated benefit obligation	$10,421	$10,131

Discount rate used to value the ending benefit obligations:	1.75%	2.50%

Amount recognized in the consolidated balance sheets:
Current liabilities (Accrued salaries, wages and benefits line)	$877	$557
Non-current liabilities (Deferred compensation line)	9,695	9,699
Total	$10,572	$10,256

	Fifty-Two	Fifty-Two	Fifty-Three
	Weeks Ended	Weeks Ended	Weeks Ended
	January 31,	February 2,	February 3,
	2021	2020	2019
Net periodic benefit cost
Service cost	$128	$104	$326
Interest cost	249	351	341
Net loss	338	149	172
Net periodic benefit cost	$715	$604	$839

Other changes recognized in accumulated other comprehensive income
Net loss arising during period	530	716	101
Amortizations:
Loss	(338)	(149)	(172)
Total recognized in other comprehensive loss (income)	192	567	(71)

Total recognized in net periodic benefit cost and accumulated other comprehensive income	$907	$1,171	$768

Assumptions used to determine net periodic benefit cost:
Discount rate	2.50%	3.75%	3.75%
Increase in future compensation levels	4.00%	4.00%	4.00%

Estimated Future Benefit Payments:
Fiscal 2022	$877
Fiscal 2023	877
Fiscal 2024	958
Fiscal 2025	958
Fiscal 2026	958
Fiscal 2027 through fiscal 2031	4,066

For the SRIP, the discount rate used to determine the fiscal 2021 net periodic cost was 2.5%, based on the Mercer yield curve and the plan’s expected benefit payments. At January 31, 2021, combining the Mercer yield curve and the plan's expected benefit payments resulted in a rate of 1.75%. This rate was used to value the ending benefit obligations.

At January 31, 2021, the actuarial losses related to the SRIP amounted to $530,000, net of tax of $338,000. At February 2, 2020, the actuarial losses related to the SRIP amounted to $716,000, net of tax of $149,000. The estimated actuarial loss that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the 2022 fiscal year is $401,622. There is no expected prior service (cost) or credit amortization.

	SERP (Supplemental Executive Retirement Plan)
	Fifty-Two	Fifty-Two
	Weeks Ended	Weeks Ended
	January 31,	February 2,
	2021	2020
Change in benefit obligation:
Beginning projected benefit obligation	$1,860	$1,805
Service cost	-	-
Interest cost	46	67
Benefits paid	(158)	(180)
Actuarial (gain)/loss	(67)	168
Ending projected benefit obligation (funded status)	$1,681	$1,860

Accumulated benefit obligation	$1,681	$1,860

Discount rate used to value the ending benefit obligations:	2.10%	2.60%

Amount recognized in the consolidated balance sheets:
Current liabilities (Accrued salaries, wages and benefits line)	$156	$172
Non-current liabilities (Deferred compensation line)	1,525	1,688
Total	$1,681	$1,860

	Fifty-Two	Fifty-Two	Fifty-Three
	Weeks Ended	Weeks Ended	Weeks Ended
	January 31,	February 2,	February 3,
	2021	2020	2019
Net periodic benefit cost
Service cost	$-	$-	$-
Interest cost	46	67	70
Net gain	-	(5)	-
Net periodic benefit cost	$46	$62	$70

Other changes recognized in accumulated other comprehensive income
Net (gain)/loss arising during period	(67)	168	(88)
Amortizations:
Gain (Loss)	-	5	-
Total recognized in other comprehensive loss (income)	(67)	173	(88)

Total recognized in net periodic benefit cost and
accumulated other comprehensive income	$(21)	$235	$(18)

Assumptions used to determine net periodic benefit cost:
Discount rate	2.60%	3.90%	3.64%
Increase in future compensation levels	N/A	N/A	N/A

Estimated Future Benefit Payments:
Fiscal 2022	$156
Fiscal 2023	151
Fiscal 2024	146
Fiscal 2025	141
Fiscal 2026	135
Fiscal 2027 through fiscal 2031	573

For the SERP, the discount rate assumption used to measure the projected benefit obligations is set by reference to a certain hypothetical AA-rated corporate bond spot-rate yield curve constructed by our actuary, Aon (“Aon”). This yield curve was constructed from the underlying bond price and yield data collected as of the Plan’s measurement date and is represented by a series of annualized, individual discount rates with durations ranging from six months to seventy-five years. Aon then applies the spot rates of the yield curve to the actuarially projected cash flow patterns to derive the appropriate single effective discount rate. At February 2, 2020, the plan used 2.60% based on rounding the Aon AA Above Median yield curve as of January 31, 2019. This rate was used to determine the fiscal 2021 net periodic cost. At January 31, 2021, combining the Aon AA Above Median yield curve and the plan's expected benefit payments created a rate of 2.10%. This rate was used to value the ending benefit obligations.

At January 31, 2021, the actuarial gain related to the SERP was $67,000. At February 2, 2020, the actuarial loss related to the SERP was $168,000. The estimated net transition (asset)/obligation, prior service (cost) credit and actuarial loss that will be amortized from accumulated other comprehensive income into net periodic benefit cost over fiscal 2020 are immaterial.

The Pension Plan

On January 30, 2019, our Board of Directors voted to terminate the Pension Plan. We settled all Pension Plan obligations during the third quarter of fiscal 2020 with the purchase of nonparticipating annuity contracts for plan participants.

Summarized Pension Plan information as of February 2, 2020 is as follows:

Pulaski Furniture Pension Plan
Fifty-Two
Weeks Ended
February 2,
2020
Change in benefit obligation:
Beginning projected benefit obligation	$10,906
Acquisition
Service cost	-
Interest cost	303
Benefits paid	(522)
Settlement	(12,557)
Actuarial loss	1,870
Ending projected benefit obligation	$-

Change in Plan Assets:
Beginning fair value of plan assets	$10,992
Actual return on plan assets	1,960
Employer contributions	344
Actual expenses paid	(217)
Settlement	(12,557)
Actual benefits paid	(522)
Ending fair value of plan assets	$-

Funded Status of the Plan	$-

Discount rate used to value the ending benefit obligations:	N/A

Amount recognized in the consolidated balance sheets:
Current liabilities (Accrued salaries, wages and benefits line)	$-
Non-current liabilities (Deferred compensation line)	-
Net Asset/(Liability)	$-

	Fifty-Two	Fifty-Three
	Weeks Ended	Weeks Ended
	February 2,	February 3,
	2020	2019
Net periodic benefit cost
Expected administrative expenses	$105	$280
Interest cost	303	415
Net gain	(305)	(575)
Net periodic benefit cost	$103	$120
Settlement/Curtailment Income	(193)
Total net periodic benefit cost (Income)	$(90)	$120

Other changes recognized in other comprehensive income
Net (gain) loss arising during period	327	464
Amortization:
Gain	193	-
Total recognized in other comprehensive (income) loss	520	464

Total recognized in net periodic benefit cost and accumulated other comprehensive income	$430	$584

Assumptions used to determine net periodic benefit cost:
Discount rate	3.8%	3.82%
Increase in future compensation levels	N/A	N/A

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

We account for restricted stock awards as “non-vested equity shares” until the awards vest or are forfeited. Restricted stock awards to non-employee directors and certain other management employees vest if the director/employee remains on the board/employed through the specified vesting period for shares and may vest earlier upon certain events specified in the plan. For shares issued to non-employee directors during fiscal 2016 and after, there is a 12-month service period. The fair value of each share of restricted stock is the market price of our common shares on the grant date. The weighted average grant-date fair values of restricted stock awards issued during fiscal 2021 were $13.92, $19.20 and $29.34, during fiscal 2020 were $29.77, $29.21 and $19.87, during fiscal 2019 were $37.83 and $46.88, respectively.

The restricted stock awards outstanding as of January 31, 2021 had an aggregate grant-date fair value of $1.3 million, after taking vested and forfeited restricted shares into account. As of January 31, 2021, we have recognized non-cash compensation expense of approximately $796,000 related to these non-vested awards and $2.5 million for awards that have vested. The remaining $473,000 of grant-date fair value for unvested restricted stock awards outstanding at January 31, 2021 will be recognized over the remaining vesting periods for these awards. The number of outstanding restricted shares increased due primarily to grants of restricted shares to a larger population of our non-executive employees as an incentive for retention and alignment of individual performance to our values.

For each restricted stock issuance, the following table summarizes restricted stock activity, including the weighted average issue price of those shares on the grant date, the fair value of each grant of restricted stock on the grant date, compensation expense recognized for the unvested shares of restricted stock for each grant and the remaining fair value of the unvested shares of restricted stock for each grant as of January 31, 2021:

	Whole	Grant-Date	Aggregate	Compensation	Grant-Date Fair Value
	Number of	Fair Value	Grant-Date	Expense	Unrecognized At
	Shares	Per Share	Fair Value	Recognized	January 31, 2021
Previous Awards (vested)				$2,487

Restricted shares Issued on May 7, 2018	7,972	$37.83	$301	$245	$22
Forfeited	(886)		(34)

Restricted shares Issued on April 17, 2019	15,239	29.97	454	239	153
Forfeited	(2,058)		(62)

Restricted shares Issued on May 8, 2019	1,027	29.21	30	17	13

Restricted shares Issued on April 7, 2020	17,399	13.92	242	52	138
Forfeited	(3,718)		(52)

Restricted shares Issued on June 16, 2020	18,750	19.20	360	240	120

Restricted shares Issued on October 19, 2020	1,022	29.34	30	3	27

Awards outstanding at January 31, 2021:	54,747		$1,269	$796	$473

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

The following table presents RSU activities for the year ended January 31, 2021:

	Whole	Grant-Date	Aggregate	Compensation	Grant-Date Fair Value
	Number of	Fair Value	Grant-Date	Expense	Unrecognized At
	Units	Per Unit	Fair Value	Recognized	January 31, 2021
Previous Awards (vested)

RSUs Awarded on June 4, 2018	6,032	$35.89	216	170	12
Forfeited	(968)		(35)

RSUs Awarded on April 17, 2019	10,196	$28.01	286	122	86
Forfeited	(2,771)		(78)

RSUs Awarded on April 7, 2020	17,672	$12.01	212	44	116
Forfeited	(4,310)		(52)

Awards outstanding at January 31, 2021:	25,851		$550	$336	$214

We have issued Performance-based Restricted Stock Units (“PSUs”) to our named executive officers since fiscal 2019 under the Company’s Stock Incentive Plan. Each PSU entitles the executive officer to receive one share of our common stock based on the achievement of two specified performance conditions if the executive officer remains continuously employed through the end of the three-year performance period. One target is based on our annual average growth in our EPS over the performance period and the other target is based on EPS growth over the performance period compared to our peers. The payout or settlement of the PSUs will be made in shares of our common stock.

	Whole	Grant-Date	Aggregate	Compensation	Grant-Date Fair Value
	Number of	Fair Value	Grant-Date	Expense	Unrecognized At
	Units	Per Unit	Fair Value	Recognized	January 31, 2021

PSUs Awarded on June 4, 2018	21,606	$35.86	775	749	-
Forfeited	(711)		(25)

PSUs Awarded on April 17, 2019	36,412	$29.77	1,084	723	281
Forfeited	(2,701)		(80)

PSUs Awarded on April 7, 2020	69,075	$13.92	962	281	561
Forfeited	(8,621)		(120)

Awards outstanding at January 31, 2021:	115,060		$2,594	$1,752	$842

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

We expect to continue to grant these types of awards annually in the future. The following table sets forth the number of outstanding restricted stock awards and RSUs and PSUs, net of forfeitures and vested shares, as of the fiscal period-end dates indicated:

	January 31,	February 2,	February 3,
	2021	2020	2019

Restricted shares	54,747	45,946	22,070
RSUs and PSUs	140,911	73,060	14,189
	195,658	119,006	36,259

All restricted shares, RSUs and PSUs awarded that have not yet vested are considered when computing diluted earnings per share. The following table sets forth the computation of basic and diluted earnings per share:

	Fifty-Two	Fifty-Two	Fifty-Three
	Weeks Ended	Weeks Ended	Weeks Ended
	January 31,	February 2,	February 3,
	2021	2020	2019

Net (loss)/income	$(10,426)	$17,083	$39,873
Less: Dividends on unvested restricted shares	36	25	11
Net earnings allocated to unvested restricted stock	-	60	68
Earnings available for common shareholders	$(10,462)	$16,998	$39,794

Weighted average shares outstanding for basic earnings per share	11,822	11,784	11,759
Dilutive effect of unvested restricted stock awards	*	54	24
Weighted average shares outstanding for diluted earnings per share	11,822	11,838	11,783

Basic (loss)/earnings per share	$(0.88)	$1.44	$3.38

Diluted (loss)/earnings per share	$(0.88)	$1.44	$3.38

*Due to the fiscal 2021 net loss, approximately 119,000 shares would have been antidilutive and are therefore excluded from the calculation of earnings per share.

NOTE 16 – INCOME TAXES

Our provision for income taxes was as follows for the periods indicated:

	Fifty-Two	Fifty-Two	Fifty-Three
	Weeks Ended	Weeks Ended	Weeks Ended
	January 31,	February 2,	February 3,
	2021	2020	2019
Current expense
Federal	$5,858	$2,312	$10,537
Foreign	108	255	118
State	1,154	334	2,247
Total current expense	7,120	2,901	12,902

Deferred taxes
Federal	(9,554)	1,645	(963)
State	(1,708)	298	(222)
Total deferred taxes	(11,262)	1,943	(1,185)
Income tax (benefit)/expense	$(4,142)	$4,844	$11,717

Total tax benefit for fiscal 2021 was $4.2 million, of which $4.1 million benefit was allocated to continuing operations and $ 30,000 tax benefit was allocated to other comprehensive income. Total tax expense for fiscal 2020 was $4.5 million, of which $4.8 million expense was allocated to continuing operations and $ 300,000 tax benefit was allocated to other comprehensive income. Total tax expense for fiscal 2019 was $11.6 million, of which $11.7 million expense was allocated to continuing operations and $73,000 tax benefit was allocated to other comprehensive income.

The effective income tax rate differed from the federal statutory tax rate as follows for the periods indicated:

	Fiftty-Two	Fiftty-Two	Fiftty-Three
	Weeks Ended	Weeks Ended	Weeks Ended
	January 31,	February 2,	February 3,
	2021	2020	2019

Income taxes at statutory rate	21.0%	21.0%	21.0%
Increase (decrease) in tax rate resulting from:
State taxes, net of federal benefit	3.0	2.4	3.2
Officer's life insurance	1.7	-1.1	-0.7
Consolidated Appropriation Act provisions	1.8	0.0	0.0
Other	0.9	-0.2	-0.8
Effective income tax rate	28.4%	22.1%	22.7%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities for the period indicated were:

	January 31,	February 2,
	2021	2020
Assets
Intangible assets	$8,057	$-
Deferred compensation	2,765	2,673
Allowance for bad debts	2,235	1,050
Employee benefits	848	607
Inventories	-	600
Capital loss carryover	411	393
Accrued liabilities	511	338
Deferred rent	444	231
Other	369	431
Total deferred tax assets	15,640	6,323
Valuation allowance	(411)	(393)
	15,229	5,930
Liabilities
Intangible assets	-	1,737
Property, plant and equipment	775	1,313
Inventories	281	-
Total deferred tax liabilities	1,056	3,050
Net deferred tax assets	$14,173	$2,880

At January 31, 2021 and February 2, 2020 our net deferred asset was $14.2 million and $2.9 million, respectively. The increase in the valuation allowance of $18,000 was due to foreign tax credit limitations. We expect to fully realize the benefit of the deferred tax assets, with the exception of the capital loss carry forward and foreign tax credit carry forward, in future periods when the amounts become deductible. The capital loss carry forward is $1.4 million and expires in fiscal 2022. The foreign tax credit carry forward is $71,000 and expires beginning in fiscal 2029.

Current accounting standards prescribe a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The guidance also addresses de-recognition, classification, interest and penalties, accounting in interim periods and disclosures.

We do not have unrecognized tax benefits as of January 31, 2021.

Tax years ending January 28, 2018 through January 31, 2021 remain subject to examination by federal and state taxing authorities.

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

	Fifty-Two Weeks Ended		Fifty-Two Weeks Ended		Fifty-Three Weeks Ended
	January 31, 2021		February 2, 2020		February 3, 2019
		% Net		% Net		% Net
Net Sales		Sales		Sales		Sales
Hooker Branded	$162,442	30.1%	$161,990	26.4%	$178,710	26.2%
Home Meridian	282,423	52.3%	340,630	55.8%	387,825	56.7%
Domestic Upholstery	83,678	15.5%	95,670	15.7%	106,580	15.6%
All Other	11,538	2.1%	12,534	2.1%	10,386	1.5%
Consolidated	$540,081	100%	$610,824	100%	$683,501	100%

Gross Profit
Hooker Branded	$51,832	31.9%	$51,462	31.8%	$58,122	32.5%
Home Meridian	39,832	14.1%	36,936	10.8%	62,850	16.2%
Domestic Upholstery	17,121	20.5%	21,120	22.1%	22,503	21.1%
All Other	3,963	34.4%	4,440	35.4%	3,512	33.8%
Consolidated	$112,748	20.9%	$113,958	18.7%	$146,987	21.5%

Operating (Loss)/Income
Hooker Branded	$22,827	14.1%	$21,512	13.3%	$25,269	14.1%
Home Meridian	(26,071)	-9.2%	(7,169)	-2.1%	18,828	4.9%
Domestic Upholstery	(12,418)	-14.8%	6,637	6.9%	7,607	7.1%
All Other	1,298	11.3%	1,727	13.8%	971	9.4%
Consolidated	$(14,364)	-2.7%	$22,707	3.7%	$52,675	7.7%

Capital Expenditures
Hooker Branded	$377		$690		$843
Home Meridian	347		496		534
Domestic Upholstery	475		3,914		3,807
All Other	11		29		30
Consolidated	$1,210		$5,129		$5,214

Depreciation & Amortization
Hooker Branded	$1,809		$1,930		$1,979
Home Meridian	2,160		2,218		2,407
Domestic Upholstery	2,797		2,938		3,049
All Other	12		14		7
Consolidated	$6,778		$7,100		$7,442

	As of January 31,		As of February 2,
	2021	%Total	2020	%Total
Assets		Assets		Assets
Hooker Branded	$174,475	53.5%	$144,112	45.0%
Home Meridian	100,497	30.9%	138,313	43.2%
Domestic Upholstery	49,370	15.2%	36,085	11.3%
All Other	1,204	0.4%	1,769	0.6%
Consolidated Assets	$325,546	100%	$320,279	100%
Consolidated Goodwill and Intangibles	26,727		73,429
Total Consolidated Assets	$352,273		$393,708

Sales by product type are as follows:

	Net Sales (in thousands)
	Fiscal
	2021		2020		2019

Casegoods	$329,906	61%	$397,192	65%	$417,677	61%
Upholstery	210,175	39%	213,632	35%	265,824	39%
	$540,081		$610,824		$683,501

No significant long-lived assets were held outside the United States at either January 31, 2021 or February 2, 2020. International customers accounted for 2.0% of consolidated invoiced sales in fiscal 2021, 1.6% in fiscal 2020, and 1.2% fiscal 2019. We define international sales as sales outside of the United States and Canada.

NOTE 18 – COMMITMENTS, CONTINGENCIES AND OFF BALANCE SHEET ARRANGEMENTS

Commitments and Off-Balance Sheet Arrangements

We lease office space, warehousing facilities, showroom space and office equipment under leases expiring over the next five years. Rent expense was $10.7 million in fiscal 2021, $11.2 million in fiscal 2020, and $10.1 million in fiscal 2019. Future minimum annual commitments under leases and operating agreements are $7.4 million in fiscal 2022, $5.6 million in fiscal 2023, $5.7 million in fiscal 2024, $5.3 million in fiscal 2025 and $5.3 million in fiscal 2026.

We had letters of credit outstanding totaling $6.3 million on January 31, 2021. We utilize letters of credit to collateralize certain imported inventory purchases and certain insurance arrangements.

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

NOTE 19 – CONCENTRATIONS OF RISK

Imported Products Sourcing

We source imported products through multiple vendors, located in nine countries. Because of the large number and diverse nature of the foreign factories from which we can source our imported products, we have some flexibility in the placement of products in any particular factory or country.

Factories located in Vietnam and China are a critical resource for Hooker Furniture. In fiscal 2021, imported products sourced from Vietnam and China accounted for 91% of our import purchases and our top five suppliers in those countries accounted for 45% of our fiscal 2021 import purchases. A disruption in our supply chain from Vietnam or China could significantly impact our ability to fill customer orders for products manufactured at that factory or in that country.

Raw Materials Sourcing for Domestic Upholstery Manufacturing

Our five largest domestic upholstery suppliers accounted for 28% of our raw materials supply purchases for domestic upholstered furniture manufacturing operations in fiscal 2021. One supplier accounted for 8.1% of our raw material purchases in fiscal 2021. Should disruptions with these suppliers occur, we believe we could successfully source these products from other suppliers without significant disruption to our operations.

Concentration of Sales and Accounts Receivable

One customer accounted for nearly 12% of our consolidated sales in fiscal 2021. Our top five customers accounted for approximately 30% of our fiscal 2021 consolidated sales. The loss of any one or more of these customers could adversely affect our earnings, financial condition and liquidity. At January 31, 2021, half of our consolidated accounts receivable is concentrated in our top five customers.

NOTE 20 – CONSOLIDATED QUARTERLY DATA (Unaudited- see accompanying accountant’s report.)

	Fiscal Quarter
	First	Second	Third	Fourth
2021
Net sales	$104,597	$130,537	$149,687	$155,259
Cost of sales	85,944	103,537	116,204	121,648
Gross profit	18,653	27,000	33,483	33,611
Selling and administrative expenses	19,177	18,892	19,850	22,490
Goodwill impairment charges	39,568	-	-	-
Trade name impairment charges	4,750	-	-	-
Net income	(34,819)	5,774	10,093	8,526
Basic (loss)/earnings per share	$(2.95)	$0.49	$0.85	$0.72
Diluted (loss)/earnings per share	$(2.95)	$0.48	$0.84	$0.71

2020
Net sales	$135,518	$152,248	$158,176	$164,882
Cost of sales	110,001	123,422	129,777	133,665
Gross profit	25,517	28,826	28,399	31,217
Selling and administrative expenses	22,016	22,462	22,810	21,581
Net income	1,987	4,160	3,920	7,016
Basic earnings per share	$0.17	$0.35	$0.33	$0.59
Diluted earnings per share	$0.17	$0.35	$0.33	$0.59

Earnings per share for each fiscal quarter is derived using the weighted average number of shares outstanding during that quarter. Earnings per share for each fiscal year is derived using the weighted average number of shares outstanding on an annual basis. Consequently, the sum of earnings per share for the quarters of a fiscal year may not equal earnings per share for the full fiscal year.

NOTE 21- RELATED PARTY TRANSACTIONS

We lease the four properties utilized in Shenandoah’s operations. One of our employees has an ownership interest in the entities that own these properties. The leases commenced on September 29, 2017 and an option to renew each for an additional seven years. All four leases include annual rent escalation clauses with respect to minimum lease payments after the initial 84-month term of the lease is completed. In addition to monthly lease payments, we also incur expenses for property taxes, routine repairs and maintenance and other operating expenses.  We paid $668,000 in lease payments to these entities during fiscal 2021.

NOTE 22- SUBSEQUENT EVENTS

Cash Dividend

On March 1, 2021, our Board of Directors declared a quarterly cash dividend of $0.18 per share, payable on March 31, 2021 to shareholders of record at March 17, 2021.