Form 10-Q
period 2021-05-02
HOOKER FURNITURE CORP
filed 2021-06-10
CIK 1077688

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended May 2, 2021

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

As of June 4, 2021, there were 11,908,956 shares of the registrant’s common stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

HOOKER FURNITURE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

As of	May 2,	January 31,
	2021	2021
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$61,596	$65,841
Trade accounts receivable, net	91,336	83,290
Inventories	81,475	70,159
Prepaid expenses and other current assets	6,240	4,432
Total current assets	240,647	223,722
Property, plant and equipment, net	27,853	26,780
Cash surrender value of life insurance policies	25,935	25,365
Deferred taxes	12,400	14,173
Operating leases right-of-use assets	32,800	34,613
Intangible assets, net	25,641	26,237
Goodwill	490	490
Other assets	1,549	893
Total non-current assets	126,668	128,551
Total assets	$367,315	$352,273

Liabilities and Shareholders’ Equity
Current liabilities
Trade accounts payable	$39,589	$32,213
Accrued salaries, wages and benefits	6,084	7,136
Income tax accrual	1,536	501
Customer deposits	7,259	4,256
Current portion of lease liabilities	6,381	6,650
Other accrued expenses	2,796	3,354
Total current liabilities	63,645	54,110
Deferred compensation	11,127	11,219
Lease liabilities	27,980	29,441
Total long-term liabilities	39,107	40,660
Total liabilities	102,752	94,770

Shareholders’ equity
Common stock, no par value, 20,000 shares authorized, 11,909 and 11,888 shares issued and outstanding on each date	53,004	53,323
Retained earnings	212,291	204,988
Accumulated other comprehensive loss	(732)	(808)
Total shareholders’ equity	264,563	257,503
Total liabilities and shareholders’ equity	$367,315	$352,273

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

HOOKER FURNITURE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Thirteen Weeks Ended
	May 2,	May 3,
	2021	2020

Net sales	$162,861	$104,597

Cost of sales	129,279	85,944

Gross profit	33,582	18,653

Selling and administrative expenses	20,743	19,177
Goodwill impairment charges	-	39,568
Trade name impairment charges	-	4,750
Intangible asset amortization	596	596

Operating income/(loss)	12,243	(45,438)

Other income/(expense), net	4	(42)
Interest expense, net	31	208

Income/(loss) before income taxes	12,216	(45,688)

Income tax expense/(benefit)	2,773	(10,869)

Net income/(loss)	$9,443	$(34,819)

Earnings/(loss) per share
Basic	$0.79	$(2.95)
Diluted	$0.78	$(2.95)

Weighted average shares outstanding:
Basic	11,833	11,798
Diluted	11,972	11,798

Cash dividends declared per share	$0.18	$0.16

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

HOOKER FURNITURE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)

(In thousands)

(Unaudited)

	Thirteen Weeks Ended
	May 2,	May 3,
	2021	2020

Net Income/(Loss)	$9,443	$(34,819)
Other comprehensive income (loss):
Amortization of actuarial loss	100	84
Income tax effect on amortization	(24)	(20)
Adjustments to net periodic benefit cost	76	64

Total Comprehensive Income/(Loss)	$9,519	$(34,755)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

HOOKER FURNITURE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the
	Thirteen Weeks Ended
	May 2,	May 3,
	2021	2020
Operating Activities:
Net income/(loss)	$9,443	$(34,819)
Adjustments to reconcile net income to net cash provided by operating activities:
Goodwill and intangible asset impairment charges	-	44,318
Depreciation and amortization	1,714	1,685
Deferred income tax expense	1,749	(10,045)
Noncash restricted stock and performance awards	(319)	605
Benefit from doubtful accounts and sales allowances	(791)	(328)
Gain on life insurance policies	(439)	(571)
Changes in assets and liabilities:
Trade accounts receivable	(7,255)	24,129
Inventories	(11,316)	10,763
Income tax recoverable	-	(867)
Prepaid expenses and other current assets	(2,441)	(1,468)
Trade accounts payable	7,373	(12,149)
Accrued salaries, wages, and benefits	(1,053)	(1,661)
Accrued income taxes	1,035	-
Customer deposits	3,004	673
Operating lease liabilities	84	367
Other accrued expenses	(558)	(1,720)
Deferred compensation	8	12
Net cash provided by operating activities	$238	$18,924

Investing Activities:
Purchases of property and equipment	(2,188)	(380)
Premiums paid on life insurance policies	(155)	(162)
Proceeds received on life insurance policies	-	673
Net cash (used in)/provided by investing activities	(2,343)	131

Financing Activities:
Cash dividends paid	(2,140)	(1,894)
Payments for long-term debt	-	(1,952)
Cash used in financing activities	(2,140)	(3,846)

Net (decrease)/increase in cash and cash equivalents	(4,245)	15,209
Cash and cash equivalents - beginning of year	65,841	36,031
Cash and cash equivalents - end of quarter	$61,596	$51,240

Supplemental disclosure of cash flow information:
Cash paid for interest, net	$-	$240
Cash (refund)/paid for income taxes	(9)	43

Non-cash transactions:
Increase/(decrease) in lease liabilities arising from obtaining right-of-use assets	$6	$(3)
Increase in property and equipment through accrued purchases	3	51

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

HOOKER FURNITURE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In thousands, except per share data)

(Unaudited)

				Accumulated
				Other	Total
	Common Stock		Retained	Comprehensive	Shareholders'
	Shares	Amount	Earnings	Income (loss)	Equity
Balance at February 2, 2020	11,838	$51,582	$223,252	$(713)	$274,121
Net loss			(34,819)		(34,819)
Unrealized loss on defined benefit plan, net of tax of $20				64	64
Cash dividends paid and accrued ($0.16 per share)			(1,893)		(1,893)
Restricted stock grants, net of forfeitures	33	169			169
Restricted stock compensation cost		218			218
Performance-based restricted stock units costs		218			218
Balance at May 3, 2020	11,871	$52,187	$186,540	$(649)	$238,078

Balance at January 31, 2021	11,888	$53,323	$204,988	$(808)	$257,503
Net income			9,443		9,443
Unrealized loss on defined benefit plan, net of tax of $24				76	76
Cash dividends paid and accrued ($0.18 per share)			(2,140)		(2,140)
Restricted stock grants, net of forfeitures	21				-
Restricted stock compensation cost		274			274
Performance-based restricted stock units costs		147			147
PSU awards		(740)			(740)
Balance at May 2, 2021	11,909	$53,004	$212,291	$(732)	$264,563

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

HOOKER FURNITURE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar and share amounts in tables, except per share amounts, in thousands unless otherwise indicated)

(Unaudited)

For the Thirteen Weeks Ended May 2, 2021

1.         Preparation of Interim Financial Statements

The condensed consolidated financial statements of Hooker Furniture Corporation and subsidiaries (referred to as “we,” “us,” “our,” “Hooker” or the “Company”) have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, these statements include all adjustments necessary for a fair statement of the results of all interim periods reported herein. All such adjustments are of a normal recurring nature. Certain information and footnote disclosures prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) are condensed or omitted pursuant to SEC rules and regulations. However, we believe that the disclosures made are adequate for a fair presentation of our results of operations and financial position. These financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in our annual report on Form 10-K for the fiscal year ended January 31, 2021 (“2021 Annual Report”). The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect both the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from our estimates. Operating results for the interim periods reported herein may not be indicative of the results expected for the fiscal year.

The financial statements contained herein are being filed as part of a quarterly report on Form 10-Q covering the thirteen-week period (also referred to as “three months,” “three-month period,” “quarter,” “first quarter” or “quarterly period”) that began February 1, 2021 and ended May 2, 2021. This report discusses our results of operations for this period compared to the thirteen-week period that began February 3, 2020 and ended May 3, 2020; and our financial condition as of May 2, 2021 compared to January 31, 2021.

References in these notes to the condensed consolidated financial statements of the Company to:

■	the 2022 fiscal year and comparable terminology mean the fifty-two-week fiscal year that began February 1, 2021 and will end January 30, 2022; and

■	the 2021 fiscal year and comparable terminology mean the fifty-two-week fiscal year that began February 3, 2020 and ended January 31, 2021.

2.          Recently Adopted Accounting Policies

In August 2018, the FASB issued ASU No. 2018-14, Compensation —Retirement Benefits —Defined Benefit Plans —General (Subtopic 715-20) —Disclosure Framework —Changes to the Disclosure Requirements for Defined Benefit Plans (“ASU 2018-14”). The amendments in this update change the disclosure requirements for employers that sponsor defined benefit pension and/or other post-retirement benefit plans. It eliminates requirements for certain disclosures that are no longer considered cost beneficial and requires new disclosures that the FASB considers pertinent. The guidance is effective for fiscal years ending after December 15, 2020. We adopted this guidance in the fiscal 2022 first quarter. The adoption of ASU 2018-14 did not have a material impact on our consolidated financial statements or disclosures.

3.         Accounts Receivable

	May 2,	January 31,
	2021	2021

Trade accounts receivable	$99,979	$92,621
Other accounts receivable allowances	(6,311)	(6,993)
Allowance for doubtful accounts	(2,332)	(2,338)
Accounts receivable	$91,336	$83,290

4.          Inventories

	May 2,	January 31,
	2021	2021
Finished furniture	$90,591	$81,290
Furniture in process	1,888	1,397
Materials and supplies	11,345	9,639
Inventories at FIFO	103,824	92,326
Reduction to LIFO basis	(22,349)	(22,167)
Inventories	$81,475	$70,159

5.         Property, Plant and Equipment

	Depreciable Lives	May 2,	January 31,
	(In years)	2021	2021

Buildings and land improvements	15 - 30	$31,321	$31,316
Computer software and hardware	3 - 10	15,152	15,012
Machinery and equipment	10	9,584	9,314
Leasehold improvements	Term of lease	10,022	10,005
Furniture and fixtures	3 - 10	2,667	2,614
Other	5	651	651
Total depreciable property at cost		69,397	68,912
Less accumulated depreciation		45,216	44,098
Total depreciable property, net		24,181	24,814
Land		1,077	1,077
Construction-in-progress		2,595	889
Property, plant and equipment, net		$27,853	$26,780

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

As of May 2, 2021 and January 31, 2021, Company-owned life insurance was measured at fair value on a recurring basis based on Level 2 inputs. The fair value of the Company-owned life insurance is determined by inputs that are readily available in public markets or can be derived from information available in publicly quoted markets. Additionally, the fair value of the Company-owned life insurance is marked to market each reporting period and any change in fair value is reflected in income for that period.

Our assets measured at fair value on a recurring basis at May 2, 2021 and January 31, 2021, were as follows:

	Fair value at May 2, 2021				Fair value at January 31, 2021
Description	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets measured at fair value
Company-owned life insurance	$-	$25,935	$-	$25,935	$-	$25,365	$-	$25,365

7.         Intangible Assets

		January 31, 2021		May 2, 2021
Non-amortizable Intangible Assets	Segment	Beginning Balance	Impairment Charges	Net Book Value
Goodwill	Domestic Upholstery	$490	$-	$490

Trademarks and trade names - Home Meridian	Home Meridian	6,650	-	6,650
Trademarks and trade names - Bradington-Young	Domestic Upholstery	861	-	861
Trademarks and trade names - Sam Moore	Domestic Upholstery	396	-	396
Total Trademarks and trade names		$7,907	$-	$7,907

Total non-amortizable assets		$8,397	$-	$8,397

Our amortizable intangible assets are recorded in our Home Meridian and Domestic Upholstery segments. The carrying amounts and changes therein of those amortizable intangible assets were as follows:

	Amortizable Intangible Assets
	Customer
	Relationships	Trademarks	Totals

Balance at January 31, 2021	$17,672	$658	$18,330
Amortization	(581)	(15)	(596)
Balance at May 2, 2021	$17,091	$643	$17,734

For the remainder of fiscal 2022, amortization expense is expected to be approximately $1.8 million.

8.          Leases

In fiscal 2020, we adopted Accounting Standards Codification Topic 842 Leases. We recognized $146,000 sub-lease income for the three-month period ended May 2, 2021. The components of lease cost and supplemental cash flow information for leases for the three-months ended May 2, 2021 were:

	Thirteen Weeks Ended
	May 2, 2021	May 3, 2020
Operating lease cost	$2,013	$2,100
Variable lease cost	44	46
Short-term lease cost	19	116
Total operating lease cost	$2,076	$2,262

Operating cash outflows	$1,992	$1,852

The right-of-use assets and lease liabilities recorded on our Condensed Consolidated Balance Sheets as of May 2, 2021 and January 31, 2021 were as follows:

	May 2, 2021	January 31, 2021
Real estate	$31,918	$33,651
Property and equipment	882	962
Total operating leases right-of-use assets	$32,800	$34,613

Current portion of operating lease liabilities	$6,381	$6,650
Long term operating lease liabilities	27,980	29,441
Total operating lease liabilities	$34,361	$36,091

The weighted-average remaining lease term is 6.6 years. We used our incremental borrowing rate which is LIBOR plus 1.5% at the adoption date. The weighted-average discount rate is 2.2%.

The following table reconciles the undiscounted future lease payments for operating leases to the operating lease liabilities recorded in the condensed consolidated balance sheets on May 2, 2021:

Undiscounted Future Operating Lease Payments
Remainder of 2022	$5,436
2023	5,593
2024	5,665
2025	5,281
2026	5,336
2027 and thereafter	9,809
Total lease payments	$37,120
Less: impact of discounting	(2,759)
Present value of lease payments	$34,361

Due to the COVID-19 pandemic, we received concessions on several of our leases, including changes in lease terms and deferred rent payments. We accounted for the concessions as lease modifications. None of the modifications had a material effect on our condensed consolidated financial statements or results of operations. As of May 2, 2021, the Company had an additional lease for a warehouse in Georgia that had not yet commenced with estimated future minimum rental commitments of approximately $28 million. This lease is expected to commence in Fall of 2021 with an initial lease term of 10 years. Since the lease has not commenced, the undiscounted amounts are not included in the table above.

9.         Long-Term Debt

As of May 2, 2021, we had an aggregate $28.7 million available under our $35 million revolving credit facility (the “Existing Revolver”) to fund working capital needs. Standby letters of credit in the aggregate amount of $6.3 million, used to collateralize certain insurance arrangements and for imported product purchases, were outstanding under the revolving credit facility as of May 2, 2021. There were no additional borrowings outstanding under the Existing Revolver as of May 2, 2021.

10.         Earnings Per Share

We refer you to the discussion of Earnings Per Share in Note 2. Summary of Significant Accounting Policies, in the financial statements included in our 2021 Annual Report, for additional information concerning the calculation of earnings per share.

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

	May 2,	January 31,
	2021	2021

Restricted shares	75	55
RSUs and PSUs	151	141
	226	196

All restricted shares, RSUs and PSUs awarded that have not yet vested are considered when computing diluted earnings per share. The following table sets forth the computation of basic and diluted earnings per share:

	Thirteen Weeks Ended
	May 2,	May 3,
	2021	2020

Net income/(loss)	$9,443	$(34,819)
Less: Unvested participating restricted stock dividends	11	8
Net earnings allocated to unvested participating restricted stock	49	-
Earnings/(loss) available for common shareholders	9,383	(34,827)

Weighted average shares outstanding for basic earnings per share	11,833	11,798
Dilutive effect of unvested restricted stock, RSU and PSU awards	139	-
Weighted average shares outstanding for diluted earnings per share	11,972	11,798

Basic earnings/(loss) per share	$0.79	$(2.95)

Diluted earnings/(loss) per share	$0.78	$(2.95)

11. Income Taxes

We recorded income tax expense of $2.8 million for the fiscal 2022 first quarter, compared to income tax benefit of $10.9 million for the comparable prior year period, of which $10.6 million was recorded related to goodwill and trade name impairment charges. The effective tax rates for the fiscal 2022 and 2021 first quarters were 22.7% and 23.8%, respectively.

No material and non-routine positions have been identified that are uncertain tax positions.

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

The following table presents segment information for the periods, and as of the dates, indicated.

	Thirteen Weeks Ended
	May 2, 2021		May 3, 2020
		% Net		% Net
Net Sales		Sales		Sales
Hooker Branded	$51,339	31.5%	$27,162	26.0%
Home Meridian	84,411	51.8%	57,665	55.1%
Domestic Upholstery	24,492	15.1%	16,783	16.0%
All Other	2,619	1.6%	2,987	2.9%
Consolidated	$162,861	100%	$104,597	100.0%

Gross Profit
Hooker Branded	$17,212	33.5%	$8,005	29.5%
Home Meridian	10,135	12.0%	6,809	11.8%
Domestic Upholstery	5,355	21.9%	2,783	16.6%
All Other	880	33.6%	1,056	35.4%
Consolidated	$33,582	20.6%	$18,653	17.8%

Operating Income/(Loss)
Hooker Branded	$9,442	18.4%	$1,333	4.9%
Home Meridian	866	1.0%	(30,348)	-52.6%
Domestic Upholstery	1,688	6.9%	(16,810)	-100.2%
All Other	247	9.4%	387	12.9%
Consolidated	$12,243	7.5%	$(45,438)	-43.4%

Capital Expenditures
Hooker Branded	$83		$53
Home Meridian	1,346		89
Domestic Upholstery	759		238
All Other	-		-
Consolidated	$2,188		$380

Depreciation & Amortization
Hooker Branded	$449		$455
Home Meridian	501		528
Domestic Upholstery	761		699
All Other	3		3
Consolidated	$1,714		$1,685

	As of May 2,		As of January 31,
	2021	%Total	2021	%Total
Identifiable Assets		Assets		Assets
Hooker Branded	$170,115	49.8%	$174,475	53.5%
Home Meridian	119,737	35.1%	100,497	30.9%
Domestic Upholstery	50,794	14.9%	49,370	15.2%
All Other	538	0.2%	1,204	0.4%
Consolidated	$341,184	100%	$325,546	100%
Consolidated Goodwill and Intangibles	26,131		26,727
Total Consolidated Assets	$367,315		$352,273

Sales by product type are as follows:

	Net Sales (in thousands)
	Thirteen Weeks Ended
	May 2, 2021	%Total	May 3, 2020	%Total
Casegoods	$97,959	60%	$63,602	61%
Upholstery	64,902	40%	40,995	39%
	$162,861	100%	$104,597	100%

13. Subsequent Events

Dividends

On June 3, 2021, our board of directors declared a quarterly cash dividend of $0.18 per share, which will be paid on June 30, 2021 to shareholders of record at June 16, 2021.

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

■

the direct and indirect costs and time spent by our associates associated with the implementation of our Enterprise Resource Planning system, including costs resulting from unanticipated disruptions to our business;

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

Also, our business is subject to a number of significant risks and uncertainties any of which can adversely affect our business, results of operations, financial condition or future prospects. For a discussion of risks and uncertainties that we face, see the Forward-Looking Statements detailed above and Item 1A, “Risk Factors” in our 2021 annual report on Form 10-K (the “2021 Annual Report”).

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

This quarterly report on Form 10-Q includes our unaudited condensed consolidated financial statements for the thirteen-week period (also referred to as “three months,” “three-month period,” “quarter,” “first quarter” or “quarterly period”) that began February 1, 2021 and ended May 2, 2021. This report discusses our results of operations for this period compared to the 2021 fiscal year thirteen-week period that began February 3, 2020 and ended May 3, 2020; and our financial condition as of May 2, 2021 compared to January 31, 2021.

References in this report to:

■	the 2022 fiscal year and comparable terminology mean the fiscal year that began February 1, 2021 and will end January 30, 2022; and

■	the 2021 fiscal year and comparable terminology mean the fiscal year that began February 3, 2020 and ended January 31, 2021.

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

At May 2, 2021, our backlog of unshipped orders was as follows:

	Order Backlog
	(Dollars in 000s)

	May 2, 2021	January 31, 2021	May 3, 2020
Reporting Entity	Dollars	Dollars	Dollars

Hooker Branded	$41,007	$34,776	$12,392
Home Meridian	191,767	180,188	63,831
Domestic Upholstery	43,985	30,271	12,720
All Other	3,704	2,845	2,656

Consolidated	$280,463	$248,080	$91,599

At the end of fiscal 2022 first quarter, order backlog had increased $32.4 million or 13% as compared to the end of fiscal 2021 and increased $188.9 million or 206% as compared to the prior-year first quarter end, due to increased incoming orders in all three reportable segments as well as the supply chain disruptions in the Home Meridian and, to a lesser degree, Hooker Branded segments and production delays in the Domestic Upholstery segment. We are very encouraged by the current historic levels of orders and backlogs; however, due to the current supply chain issues including the lack of shipping containers and vessel space and limited overseas vendor capacity, orders are not converting to shipments as quickly as could be expected compared to the pre-pandemic environment and we expect that to continue at least into the second half of fiscal 2022. The current logistics challenges are slowing order fulfillment, particularly for Home Meridian whose average order sizes tend to be larger and more episodic versus orders for the traditional Hooker businesses, which tend to be smaller and more predictable. Additionally, Home Meridian orders are programmed out and scheduled for delivery to its larger accounts further into the future than usual, which is also contributing to the increased backlog.

The following discussion should be read in conjunction with the condensed consolidated financial statements, including the related notes, contained elsewhere in this quarterly report. We also encourage users of this report to familiarize themselves with all of our recent public filings made with the Securities and Exchange Commission (“SEC”), especially our 2021 Annual Report. Our 2021 Annual Report contains critical information regarding known risks and uncertainties that we face, critical accounting policies and information on commitments and contractual obligations that are not reflected in our condensed consolidated financial statements, as well as a more thorough and detailed discussion of our corporate strategy and new business initiatives.

Our 2021 Annual Report and our other public filings made with the SEC are available, without charge, at www.sec.gov and at http://investors.hookerfurniture.com.

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

Executive Summary-Results of Operations

As discussed in greater detail under “Results of Operations” below, the following are the primary factors that affected our consolidated fiscal 2022 first quarter results of operations:

■

Consolidated net sales for fiscal 2022 first quarter increased by $58.3 million or 55.7% as compared to the prior year period, from $104.6 million to $162.9 million, due to an 89% sales increase in the Hooker Branded segment and 46% sales increases in both Home Meridian and Domestic Upholstery segments. All Other net sales decreased by 12.3% as H Contract has not yet recovered from certain impacts of the COVID-19 pandemic.

■

Consolidated gross profit increased both in absolute terms and as a percentage of net sales, due to increased gross profit and margin at Hooker Branded and Domestic Upholstery segments. Home Meridian’s gross profit increased slightly as a percentage of net sales as this segment was heavily impacted by higher freight costs which largely offset the sales increase. All Other’s gross profit decreased in absolute terms and as a percentage of net sales.

■

Consolidated operating income was $12.2 million compared to $45.4 million operating loss in the prior year period, which was largely attributable to $44.3 million in non-cash impairment charges. Consolidated net income was $9.4 million or $0.78 per diluted share, as compared to net loss of $34.8 million or $(2.95) per diluted share in the prior year period.

Review

We are pleased to report fiscal 2022 first quarter results with strong rebound and record growth one year after the severe onset of the COVID-19 pandemic as the Company witnessed the most significant downturn in its history in the prior year. Despite logistics challenges that impacted our Hooker Branded and Home Meridian segments and some raw material shortages affecting our Domestic Upholstery segment, consolidated net sales increased by 55.7% or $58.3 million as compared to the prior year period with all three reportable segments delivering significant revenue growth, driven by industry-wide ongoing high demand and consumer interest in home furnishings and home-related projects.

The Hooker Branded segment’s net sales increased by $24.2 million or 89% versus the prior year period as incoming orders nearly doubled and finished the quarter with a backlog that more than tripled versus the prior year first quarter end. The majority of Hooker Branded sales are shipped out of U.S. warehouses and because we source product on a consistent weekly basis, we were better able to flow imports from Asia and utilize lower cost freight contracts, which helped reduce the unfavorable impacts of vessel space and container shortages and domestic trucking availability. Additionally, we were also able to sell some slower-moving inventory from our warehouses. As the result of this higher sales volume, transportation cost containment, and to a lesser extent lower discounting, this segment remained highly profitable and contributed over 75% of consolidated operating profit during the quarter.

The Home Meridian segment’s net sales increased by $26.7 million or 46.4% in the fiscal 2022 first quarter versus the fiscal 2021 first quarter due to increased sales with major furniture chains and retail stores driven by increased demand and incoming orders. The Pulaski Furniture, Samuel Lawrence Furniture and Prime Resources International divisions experienced increased incoming orders and reported significantly increased net sales. However, profits on these increased sales were largely offset by higher freight costs as the result of continued global supply chain challenges. Freight costs have a more material and adverse impact on the Home Meridian segment compared to Hooker Branded segment due to relatively lower value of each of Home Meridian’s containers and Home Meridian’s greater reliance on the spot market for container freight. Net sales in the Accentrics Home division, which focuses on the e-commerce channel, increased slightly versus the prior year period as inventory availability had a more adverse impact on its sales, since ecommerce customers generally expect immediate shipment. The HMidea division’s sales to its Club accounts remained stable; however, current sales volumes are not sufficient to fully cover fixed costs at the relatively lower margins in this channel. The Samuel Lawrence Hospitality division was also unprofitable during the quarter due to very low sales volume as a result of continued low building and remodeling activity in the hospitality industry as it continues its slow climb out of the depths of the COVID crisis. The Home Meridian segment finished the quarter with a small operating profit and backlog tripled as compared to the prior year quarter end. Freight surcharges and price increases were imposed during the quarter to try to mitigate these increased costs; however these customer increases often trail the increases passed on by our suppliers.

The Domestic Upholstery segment’s net sales increased by $7.7 million or 45.9% in the fiscal 2022 first quarter versus the prior year period due to significantly increased sales volume at all three divisions. (In response to the COVID-19 restrictions and reduced orders, we temporarily closed our manufacturing plants at Bradington-Young and Shenandoah for about a month during the prior year first quarter, and Sam Moore operated at about 50% capacity. As a result, these divisions did not report sales or reported sales at much lower levels during that month.) Although we are encouraged by 156% higher incoming orders during this quarter, we started to experience foam shortages and inflation in certain raw materials, such as foam, lumber, plywood, fabric and mechanisms. These manufacturing constraints led to reduced production levels later this quarter, which adversely impacted sales volume and led to operating inefficiencies in this segment. We believe the foam shortage is beginning to show signs of improvement and we are increasing prices to our customers where possible to offset increased raw material costs.

All Other’s net sales decreased by $368,000 or 12.3% as compared to the prior year period due principally to 16.6% sales decrease at H Contract. The senior living industry, which comprises the majority of H Contract’s business, has not yet recovered from the COVID-19 crisis. However, we believe the ongoing vaccination progress has helped the senior living industry as H Contract’s incoming orders increased by 9.5% during the quarter and backlog was 35% higher than prior year quarter end. Despite the sale decline, H Contract still reported operating income for the quarter. Lifestyle Brands, a new business started in fiscal 2019, also reported a profit.

We used $238,000 generated from operating activities and existing cash on hand to pay $2.2 million of capital expenditures to enhance our business systems and facilities and $2.1 million in cash dividends to our shareholders. Cash and cash equivalents stood at $61.6 million at fiscal 2022 first quarter-end, a decrease of $4.2 million compared to the balance at fiscal 2021 year-end. Meanwhile, our inventory balance increased $11.3 million as production capacity at our Asian suppliers continues to return to pre-pandemic levels. We expect our cash balances to decrease as we continue to build inventories to meet increased customer demand. In addition to our cash balance, we have an aggregate of $28.7 million available under our existing revolver to fund working capital needs, which we believe we have the financial resources to fund our business operations, including weathering the logistics issues, cost increases and production capacity constraints which are currently impacting our industry.

Results of Operations

The following table sets forth the percentage relationship to net sales of certain items included in the condensed consolidated statements of income included in this report.

	Thirteen Weeks Ended
	May 2,	May 3,
	2021	2020
Net sales	100%	100%
Cost of sales	79.4	82.2
Gross profit	20.6	17.8
Selling and administrative expenses	12.7	18.3
Goodwill impairment charges	-	37.8
Trade name impairment charges	-	4.6
Intangible asset amortization	0.4	0.6
Operating income/(loss)	7.5	(43.4)
Interest expense, net	-	0.2
Income/(Loss) before income taxes	7.5	(43.7)
Income tax expense	1.7	(10.4)
Net income/(loss)	5.8	(33.3)

Fiscal 2022 First Quarter Compared to Fiscal 2021 First Quarter

	Net Sales
	Thirteen Weeks Ended
	May 2, 2021		May 3, 2020		$ Change	% Change
		% Net Sales		% Net Sales
Hooker Branded	$51,339	31.5%	$27,162	26.0%	$24,177	89.0%
Home Meridian	84,411	51.8%	57,665	55.1%	26,746	46.4%
Domestic Upholstery	24,492	15.1%	16,783	16.0%	7,709	45.9%
All Other	2,619	1.6%	2,987	2.9%	(368)	-12.3%
Consolidated	$162,861	100%	$104,597	100%	$58,264	55.7%

Unit Volume	FY22 Q1 % Increase vs. FY21 Q1	Average Selling Price (ASP)	FY22 Q1 % Increase vs. FY21 Q1

Hooker Branded	72.2%	Hooker Branded	8.5%
Home Meridian	49.4%	Home Meridian	-5.4%
Domestic Upholstery	43.8%	Domestic Upholstery	0.9%
All Other	-20.5%	All Other	6.2%
Consolidated	51.0%	Consolidated	0.6%

Consolidated net sales increased significantly due to strong sales in all three reportable segments compared to the prior year period.

■

The Hooker Branded segment’s net sales increased by 89% as compared to the prior year period due to increased unit volume and ASP, driven by increased demand and lower discounting. A strong retail environment also enabled this segment to sell slower-moving inventory with less promotional and discounting costs.

■

The Home Meridian segment’s net sales increased due to increased unit volume with major furniture chains and retail stores as the result of strong demand, partially offset by decreased sales in the Samuel Lawrence Hospitality as the hospitality business has not recovered from the pandemic. Accentrics Home net sales increased slightly compared to prior year first quarter as e-commerce sales were more impacted by inventory availability. The ASP decrease was attributable to customer mix.

■

The Domestic Upholstery segment’s net sales increased due to increased unit volume in all three divisions. In the prior year period, we temporarily shut down Bradington-Young and Shenandoah manufacturing plants and kept the Sam Moore division operating at 50% capacity for a month. In fiscal 2022 first quarter, all three divisions were operated near full capacity in response to increased orders and backlog. However, we saw foam allocations and certain material shortages later in the quarter that limited our production levels and adversely impacted sales volume.

■	All Other’s net sales decrease was attributable to H Contract, as this division has not yet recovered from the pandemic, partially offset by continued growth at Lifestyle Brands.

	Gross Profit and Margin
	Thirteen Weeks Ended
	May 2, 2021		May 3, 2020		$ Change	% Change
		% Net Sales		% Net Sales
Hooker Branded	$17,212	33.5%	$8,005	29.5%	$9,207	115.0%
Home Meridian	10,135	12.0%	6,809	11.8%	3,326	48.8%
Domestic Upholstery	5,355	21.9%	2,783	16.6%	2,572	92.4%
All Other	880	33.6%	1,056	35.4%	(176)	-16.7%
Consolidated	$33,582	20.6%	$18,653	17.8%	$14,929	80.0%

Consolidated gross profit and margin both increased in the fiscal 2022 first quarter as compared to the prior year period.

■

The Hooker Branded segment’s gross profit and margin both increased due primarily to the net sales increase as well as lower fixed distribution costs. Product costs benefited from a favorable sourcing mix as we imported a higher portion of product from Vietnam which carried lower costs. The favorable sourcing mix was negatively impacted by higher freight costs and inflation from Asian vendors.

■

The Home Meridian segment’s gross profit increased in absolute terms and slightly as a percentage of net sales. Freight costs increased 300 bps as compared to prior year period, which was the primary driver of product costs increase. Despite a net sales increase, Home Meridian’s gross margins were negatively impacted by some higher-volume but lower-margin sales programs.

■

The Domestic Upholstery segment’s gross profit and margin increased significantly due to the net sales increases and operating efficiency improvements this segment experienced as compared to the prior year period that included lower sales volumes and operating inefficiencies due to temporary factory shutdowns. However, foam allocations and other critical material shortages began to impact production in the first quarter of fiscal 2022. This led to operating at reduced production volumes and resulted in production inefficiencies which adversely impacted gross profit. Inflation of raw material costs also drove increased product costs in this segment.

■	All Other’s gross profit and margin decreased in the first quarter due principally to net sales decline at H Contract.

	Selling and Administrative Expenses (S&A)
	Thirteen Weeks Ended
	May 2, 2021		May 3, 2020		$ Change	% Change
		% Net Sales		% Net Sales
Hooker Branded	$7,771	15.1%	$6,672	24.6%	$1,099	16.5%
Home Meridian	8,936	10.6%	8,886	15.4%	50	0.6%
Domestic Upholstery	3,404	13.9%	2,949	17.6%	455	15.4%
All Other	632	24.1%	670	22.4%	(38)	-5.7%
Consolidated	$20,743	12.7%	$19,177	18.3%	$1,566	8.2%

Consolidated selling and administrative (“S&A”) expenses increased in absolute terms while decreased as a percentage of net sales in the fiscal 2022 first quarter versus the prior year period.

■

The Hooker Branded segment’s S&A expenses increased in absolute terms due primarily to increased selling costs as the result of higher net sales, and to a lesser extent increased expenses incurred as part of our ERP system implementation. The increases were partially offset by lower bad debt expenses due to a customer write-off in the prior year and lower advertising supplies and market expenses due to the postponement of the Spring High Point Furniture Market. Hooker Branded segment’s S&A expenses decreased as a percentage of net sales due to increased net sales.

■

The Home Meridian segment’s S&A expenses increased slightly in absolute terms but decreased as a percentage of net sales. The increase was principally attributable to increased selling expenses due to higher net sales, partially offset by decreased travel expenses, decreased professional service expenses and other spending reductions.

■

The Domestic Upholstery segment’s S&A expenses increased in absolute terms due to increased selling expenses on higher net sales, higher salaries and wages compared to the prior year, when a number of employees were furloughed due to factory shutdowns, and increased depreciation expenses due to the accelerated depreciation of our existing ERP system, partially offset by lower medical claims costs.

■

All Other S&A expenses decreased in absolute terms due to decreased selling expenses as well as decreased advertising supply expenses. S&A expenses increased as a percentage of net sales due to lower net sales.

	Goodwill impairment charges
	Thirteen Weeks Ended
	May 2, 2021		May 3, 2020		$ Change	% Change
		% Net Sales		% Net Sales
Home Meridian	$-	0.0%	$23,187	40.2%	$(23,187)
Domestic Upholstery	-	0.0%	16,381	97.6%	(16,381)
Consolidated	-	0.0%	39,568	37.8%	(39,568)

	Trade name impairment charges
	Thirteen Weeks Ended
	May 2, 2021		May 3, 2020		$ Change	% Change
		% Net Sales		% Net Sales
Home Meridian	$-	0.0%	$4,750	8.2%	$(4,750)
Consolidated	-	0.0%	$4,750	4.6%	(4,750)

In the prior year first quarter, we recorded $23.2 million and $16.4 million in non-cash impairment charges to write down goodwill in Home Meridian segment and the Shenandoah division under Domestic Upholstery segment, respectively. We also recorded $4.8 million non-cash impairment charges to write down tradenames in the Home Meridian segment.

	Intangible Asset Amortization
	Thirteen Weeks Ended
	May 2, 2021		May 3, 2020		$ Change	% Change
		% Net Sales		% Net Sales
Intangible asset amortization	$596	0.4%	$596	0.6%	$-	0.0%

Intangible asset amortization expense stayed the same compared to the prior year first quarter.

	Operating Profit/(Loss) and Margin
	Thirteen Weeks Ended
	May 2, 2021		May 3, 2020		$ Change	% Change
		% Net Sales		% Net Sales
Hooker Branded	$9,442	18.4%	$1,333	4.9%	$8,109	608.3%
Home Meridian	866	1.0%	(30,348)	-52.6%	31,214	102.9%
Domestic Upholstery	1,688	6.9%	(16,810)	-100.2%	18,498	110.0%
All Other	247	9.4%	387	12.9%	(140)	-36.2%
Consolidated	$12,243	7.5%	$(45,438)	-43.4%	$57,681	126.9%

Operating profitability increased in absolute terms and as a percentage of net sales, due to the factors discussed above.

	Interest Expense, net
	Thirteen Weeks Ended
	May 2, 2021		May 3, 2020		$ Change	% Change
		% Net Sales		% Net Sales
Consolidated interest expense, net	$31	0.0%	$208	0.2%	$(177)	-85.1%

Consolidated interest expense decreased in fiscal 2022 first quarter primarily due to the payoff of our term loans in fiscal 2021 fourth quarter.

	Income taxes
	Thirteen Weeks Ended
	May 2, 2021		May 3, 2020		$ Change	% Change
		% Net Sales		% Net Sales
Consolidated income tax expense/(benefit)	$2,773	1.7%	$(10,869)	-10.4%	$13,642	125.5%

Effective Tax Rate	22.7%		23.8%

We recorded income tax expense of $2.8 million for the fiscal 2022 first quarter compared to income tax benefit of $10.9 million for the comparable prior year period. The effective tax rates for the fiscal 2022 and 2021 first quarters were 22.7% and 23.8%, respectively.

	Net Income/(Loss)
	Thirteen Weeks Ended
	May 2, 2021		May 3, 2020		$ Change	% Change
Net income/(loss)		% Net Sales		% Net Sales
Consolidated	$9,443	5.8%	$(34,819)	-33.3%	$44,262	127.1%

Diluted earnings/(loss) per share	$0.78		$(2.95)

COVID-19

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

As more state and local governments have eased restrictions on retail activities, we have seen a significant improvement in our business conditions, including order rates, profitability, and financial condition. We continue to cautiously make decisions regarding our financial resources to weather and adapt to changes in market conditions, including any remaining impacts of COVID-19 and future pandemics.

Outlook

Our consolidated orders and backlogs are more than double historical norms as we head into the summer months. Given this strong position, we are cautiously optimistic, considering the industry-wide supply chain, logistics and raw materials shortages and inflation.

We continue to manage our logistics issues, with the goal of minimizing costs and maximizing delivery; however, there is no indication that ocean freight container rates will return to pre-COVID-19 levels in the near term. We believe we have mitigated these dynamics as much as possible through surcharges and price increases, but these increases often trail price increases received by logistics partners and suppliers. Additionally, these supply-side factors are unpredictable and often involve frequent, unexpected changes with little or no notice.

We believe that several macroeconomic factors provide a nice path for growth such as the strong housing market and favorable demographics with the large Millennial generation becoming highly engaged in household formation and home furnishings purchases. However, we expect increased competition for consumer discretionary income from industries such as travel, apparel, dining out and in-person events as vaccination rates increase.

While we expect the extraordinary levels of demand for home furnishings to diminish somewhat, we also expect that demand for home furnishings will settle into a higher level of demand than pre-pandemic. We believe we are well positioned to help consumers enhance their homes with comfortable, stylish and quality home furnishings.

Financial Condition, Liquidity and Capital Resources

Cash Flows – Operating, Investing and Financing Activities

	Thirteen Weeks Ended
	May 2,	May 3,
	2021	2020
Net cash provided by operating activities	$238	$18,924
Net cash used in investing activities	(2,343)	131
Cash used in financing activities	(2,140)	(3,846)
Net (decrease)/increase in cash and cash equivalents	$(4,245)	$15,209

During the three months ended May 2, 2021, we used a portion of the existing cash and cash equivalent on hand to pay $2.2 million of capital expenditures to enhance our business systems and facilities, $2.1 million in cash dividends, and $155,000 in life insurance premiums on Company-owned life insurance policies.

In comparison, during the three months ended May 3, 2020, we used a portion of the $18.9 million cash generated from operations and $673,000 life insurance proceeds to pay $2.2 million in principal and interest payments on our term loans, $1.9 million in cash dividends, and $162,000 in life insurance premiums on Company-owned life insurance policies.

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

Loan Agreements and Revolving Credit Facility

We paid off the remaining $24.3 million term loans at the end of fiscal 2021 and currently have one $35 million revolving credit facility (the “Existing Revolver”). The credit facility was provided for in the amended and restated loan agreement (the “Original Loan Agreement”), which we entered into on February 1, 2016 with Bank of America, N. A. (“BofA”). We entered a Second Amended and Restated Loan Agreement dated as of September 29, 2017 (the “Second Amended and Restated Loan Agreement”), a First Amendment to Second Amended and Restated Loan Agreement dated as of January 31, 2019, a Second Amendment to Second Amended and Restated Loan Agreement dated as of November 4, 2020, and a Third Amendment to the Second Amended and Restated Loan Agreement dated as of January 27, 2021. Details of our Existing Revolver are outlined below:

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

The loan covenants agreed to under the Second Amended and Restated Loan Agreement continue to apply to us. They include customary representations and warranties and requires us to comply with customary covenants, including, among other things, the following financial covenants:

■	Maintain a ratio of funded debt to EBITDA not exceeding 2.00:1.00.

■	A basic fixed charge coverage ratio of at least 1.25:1.00; and

■	Limit capital expenditures to no more than $15.0 million during any fiscal year.

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

We were in compliance with each of these financial covenants at May 2, 2021 and expect to remain in compliance with existing covenants for the foreseeable future. We believe we have the financial resources to fund our business operations, including weathering the logistics issues, cost increases and production capacity constraints which are currently impacting our industry.

Revolving Credit Facility Availability

As of May 2, 2021, we had an aggregate $28.7 million available under our Existing Revolver to fund working capital needs. Standby letters of credit in the aggregate amount of $6.3 million, used to collateralize certain insurance arrangements and for imported product purchases, were outstanding under the Existing Revolver as of May 2, 2021. There were no additional borrowings outstanding under the revolving credit facility as of May 2, 2021.

Capital Expenditures

We expect to spend approximately $5 million in capital expenditures over the remainder of fiscal 2022 to maintain and enhance our operating systems and facilities. Of those amounts, we expect to spend approximately:

●

$3.0 million outfitting a newly built leased warehouse space in Savannah, Georgia that we expect to occupy in the fall of 2021. The facility will consolidate several older, less efficient Home Meridian segment warehouses into a single strategically located distribution facility near the port of Savannah and major interstate highways. We believe this is critical to servicing customers and is expected to reduce transportation costs and increase operating efficiencies; and

●

$1.0 million on implementation costs for a new common, cloud-based Enterprise Resource Planning (“ERP”) platform which we expect to be online in our Hooker Branded segment and certain divisions under Domestic Upholstery segment by mid-2022, with other segments following thereafter.

Enterprise Resource Planning

In early fiscal 2022, our Board of Directors approved an upgrade to our current ERP system and implementation efforts began shortly thereafter. We expect to implement the ERP upgrade in our Hooker Branded segment and certain divisions under Domestic Upholstery segment by mid calendar 2022, with Home Meridian and Shenandoah divisions following afterwards. To complete the ERP system implementation as anticipated, we will be required to expend significant financial and human resources. We anticipate spending approximately $5.5 million over the course of this project, with a significant amount of time invested by our associates. In the fiscal 2022 first quarter, we spent approximately $400,000 on this project.

Dividends

Subsequent to the end of the fiscal 2022 first quarter, on June 3, 2021, our board of directors declared a quarterly cash dividend of $0.18 per share, which will be paid on June 30, 2021 to shareholders of record at June 16, 2021. The Board will continue to evaluate the appropriateness of the current dividend rate considering our performance and economic conditions in future quarters.

Critical Accounting Policies

Except as discussed below, there have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our 2021 Annual Report.

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

Interest Rate Risk

Borrowings under the revolving credit facility bears interest based on LIBOR plus 1.0%. As such, this debt instrument exposes us to market risk for changes in interest rates. There was no outstanding balance under our revolving credit facility as of May 2, 2021, other than amounts reserved for standby letters of credit in the amount of $6.3 million.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended May 2, 2021. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective as of May 2, 2021 to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to the Company’s management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure and are effective to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the fiscal quarter ended May 2, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

101*	Interactive Data Files (formatted as Inline XBRL)

104*	Cover page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).

*Filed herewith

** Furnished herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOOKER FURNITURE CORPORATION

Date: June 10, 2021	By: /s/Paul A. Huckfeldt
Paul A. Huckfeldt Chief Financial Officer and Senior Vice President – Finance and Accounting