Form 10-Q
period 2021-08-01
HOOKER FURNITURE CORP
filed 2021-09-09
CIK 1077688

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended August 1, 2021

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

As of September 3, 2021, there were 11,923,986 shares of the registrant’s common stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

HOOKER FURNITURE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

As of	August 1,	January 31,
	2021	2021
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$37,411	$65,841
Trade accounts receivable, net	98,294	83,290
Inventories	103,595	70,159
Prepaid expenses and other current assets	7,783	4,432
Total current assets	247,083	223,722
Property, plant and equipment, net	27,965	26,780
Cash surrender value of life insurance policies	26,332	25,365
Deferred taxes	12,504	14,173
Operating leases right-of-use assets	26,176	34,613
Intangible assets, net	25,045	26,237
Goodwill	490	490
Other assets	2,413	893
Total non-current assets	120,925	128,551
Total assets	$368,008	$352,273

Liabilities and Shareholders’ Equity
Current liabilities
Trade accounts payable	$40,685	$32,213
Accrued salaries, wages and benefits	6,979	7,136
Income tax accrual	917	501
Customer deposits	7,557	4,256
Current portion of lease liabilities	5,942	6,650
Other accrued expenses	2,848	3,354
Total current liabilities	64,928	54,110
Deferred compensation	10,848	11,219
Lease liabilities	21,801	29,441
Total long-term liabilities	32,649	40,660
Total liabilities	97,577	94,770

Shareholders’ equity
Common stock, no par value, 20,000 shares authorized, 11,924 and 11,888 shares issued and outstanding on each date	53,473	53,323
Retained earnings	217,613	204,988
Accumulated other comprehensive loss	(655)	(808)
Total shareholders’ equity	270,431	257,503
Total liabilities and shareholders’ equity	$368,008	$352,273

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

HOOKER FURNITURE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	For the
	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 1,	August 2,	August 1,	August 2,
	2021	2020	2021	2020

Net sales	$162,519	$130,537	$325,379	$235,134

Cost of sales	130,802	103,537	260,080	189,480

Gross profit	31,717	27,000	65,299	45,654

Selling and administrative expenses	21,460	18,892	42,204	38,070
Goodwill impairment charges	-	-	-	39,568
Trade name impairment charges	-	-	-	4,750
Intangible asset amortization	596	596	1,192	1,192

Operating income/(loss)	9,661	7,512	21,903	(37,926)

Other income/(expense), net	21	(10)	27	(51)
Interest expense, net	23	118	54	327

Income/(loss) before income taxes	9,659	7,384	21,876	(38,304)

Income tax expense/(benefit)	2,192	1,610	4,966	(9,259)

Net income/(loss)	$7,467	$5,774	$16,910	$(29,045)

Earnings/(loss) per share
Basic	$0.63	$0.49	$1.42	$(2.46)
Diluted	$0.62	$0.48	$1.40	$(2.46)

Weighted average shares outstanding:
Basic	11,850	11,824	11,842	11,811
Diluted	11,993	11,853	11,985	11,811

Cash dividends declared per share	$0.18	$0.16	$0.36	$0.32

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

HOOKER FURNITURE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)

(In thousands)

(Unaudited)

	For the
	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 1,	August 2,	August 1,	August 2,
	2021	2020	2021	2020

Net Income/(Loss)	$7,467	$5,774	$16,910	$(29,045)
Other comprehensive income (loss):
Amortization of actuarial loss	100	84	201	168
Income tax effect on amortization	(24)	(20)	(48)	(40)
Adjustments to net periodic benefit cost	76	64	153	128

Total Comprehensive Income/(Loss)	$7,543	$5,838	$17,063	$(28,917)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

HOOKER FURNITURE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the
	Twenty-Six Weeks Ended
	August 1,	August 2,
	2021	2020
Operating Activities:
Net income/(loss)	$16,910	$(29,045)
Adjustments to reconcile net income to net cash provided by operating activities:
Goodwill and intangible asset impairment charges	-	44,318
Depreciation and amortization	3,583	3,365
Deferred income tax expense/(benefit)	1,621	(10,665)
Noncash restricted stock and performance awards	150	1,046
Provision for doubtful accounts and sales allowances	(340)	3,396
Gain on life insurance policies	(704)	(651)
Changes in assets and liabilities:
Trade accounts receivable	(14,663)	17,142
Inventories	(33,435)	25,106
Income tax recoverable	-	751
Prepaid expenses and other current assets	(4,663)	(1,261)
Trade accounts payable	8,362	(1,391)
Accrued salaries, wages, and benefits	(158)	(726)
Accrued income taxes	417	975
Customer deposits	3,302	977
Operating lease liabilities	89	678
Other accrued expenses	(507)	(867)
Deferred compensation	(171)	20
Net cash (used in)/provided by operating activities	$(20,207)	$53,168

Investing Activities:
Purchases of property and equipment	(3,465)	(484)
Premiums paid on life insurance policies	(473)	(453)
Proceeds received on life insurance policies	-	673
Net cash used in investing activities	(3,938)	(264)

Financing Activities:
Cash dividends paid	(4,285)	(3,796)
Payments for long-term debt	-	(2,929)
Cash used in financing activities	(4,285)	(6,725)

Net (decrease)/increase in cash and cash equivalents	(28,430)	46,179
Cash and cash equivalents - beginning of year	65,841	36,031
Cash and cash equivalents - end of quarter	$37,411	$82,210

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$2,929	$220
Cash paid for interest, net	1	295

Non-cash transactions:
Decrease in lease liabilities arising from changes in right-of-use assets	$(4,919)	$(1,987)
Increase in property and equipment through accrued purchases	111	41

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

HOOKER FURNITURE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In thousands, except per share data)

(Unaudited)

				Accumulated
				Other	Total
	Common Stock		Retained	Comprehensive	Shareholders'
	Shares	Amount	Earnings	Income (loss)	Equity
Balance at February 2, 2020	11,838	$51,582	$223,252	$(713)	$274,121
Net loss			(29,045)		(29,045)
Unrealized loss on defined benefit plan, net of tax of $40				128	128
Cash dividends paid and accrued ($0.16 per share)			(3,796)		(3,796)
Restricted stock grants, net of forfeitures	52	169			169
Restricted stock compensation cost		442			442
Performance-based restricted stock units costs		435			435
Balance at August 2, 2020	11,890	$52,628	$190,411	$(585)	$242,454

Balance at January 31, 2021	11,888	$53,323	$204,988	$(808)	$257,503
Net income			16,910		16,910
Unrealized loss on defined benefit plan, net of tax of $48				153	153
Cash dividends paid and accrued ($0.18 per share)			(4,285)		(4,285)
Restricted stock grants, net of forfeitures	36				-
Restricted stock compensation cost		597			597
Performance-based restricted stock units costs		293			293
PSU awards		(740)			(740)
Balance at August 1, 2021	11,924	$53,473	$217,613	$(655)	$270,431

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

HOOKER FURNITURE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar and share amounts in tables, except per share amounts, in thousands unless otherwise indicated)

(Unaudited)

For the Twenty-Six Weeks Ended August 1, 2021

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

The financial statements contained herein are being filed as part of a quarterly report on Form 10-Q covering the 2022 fiscal year thirteen-week period (also referred to as “three months,” “three-month period,” “quarter,” “second quarter” or “quarterly period”) that began May 3, 2021, and the twenty-six week period (also referred to as “six months”, “six-month period” or “first half”) that began February 1, 2021, which both ended August 1, 2021. This report discusses our results of operations for these periods compared to the 2021 fiscal year thirteen-week period that began May 4, 2020, and the twenty-six-week period that began February 3, 2020, which both ended August 2, 2020; and our financial condition as of August 1,2021 compared to January 31, 2021.

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

3.         Accounts Receivable

	August 1,	January 31,
	2021	2021

Trade accounts receivable	$107,672	$92,621
Other accounts receivable allowances	(6,771)	(6,993)
Allowance for doubtful accounts	(2,607)	(2,338)
Accounts receivable	$98,294	$83,290

4.          Inventories

	August 1,	January 31,
	2021	2021
Finished furniture	$111,920	$81,290
Furniture in process	1,892	1,397
Materials and supplies	13,119	9,639
Inventories at FIFO	126,931	92,326
Reduction to LIFO basis	(23,336)	(22,167)
Inventories	$103,595	$70,159

5.         Property, Plant and Equipment

	Depreciable Lives	August 1,	January 31,
	(In years)	2021	2021

Buildings and land improvements	15 - 30	$31,930	$31,316
Computer software and hardware	3 - 10	15,232	15,012
Machinery and equipment	10	10,047	9,314
Leasehold improvements	Term of lease	10,471	10,005
Furniture and fixtures	3 - 10	2,679	2,614
Other	5	674	651
Total depreciable property at cost		71,033	68,912
Less accumulated depreciation		46,415	44,098
Total depreciable property, net		24,618	24,814
Land		1,077	1,077
Construction-in-progress		2,270	889
Property, plant and equipment, net		$27,965	$26,780

The increase in construction-in-progress (“CIP”) is primarily due to (1) assets purchased for our leased Georgia distribution facility which are expected to be placed into service in the second half of the current fiscal year and (2) lower prior year CIP balances due to cash preservation efforts at the onset of COVID-19 crisis.

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

As of August 1, 2021 and January 31, 2021, Company-owned life insurance was measured at fair value on a recurring basis based on Level 2 inputs. The fair value of the Company-owned life insurance is determined by inputs that are readily available in public markets or can be derived from information available in publicly quoted markets. Additionally, the fair value of the Company-owned life insurance is marked to market each reporting period and any change in fair value is reflected in income for that period.

Our assets measured at fair value on a recurring basis at August 1, 2021 and January 31, 2021, were as follows:

	Fair value at August 1, 2021				Fair value at January 31, 2021
Description	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets measured at fair value
Company-owned life insurance	$-	$26,332	$-	$26,332	$-	$25,365	$-	$25,365

7.         Intangible Assets

		January 31, 2021		August 1, 2021
Non-amortizable Intangible Assets	Segment	Beginning Balance	Impairment Charges	Net Book Value
Goodwill	Domestic Upholstery	$490	$-	$490

Trademarks and trade names - Home Meridian	Home Meridian	6,650	-	6,650
Trademarks and trade names - Bradington-Young	Domestic Upholstery	861	-	861
Trademarks and trade names - Sam Moore	Domestic Upholstery	396	-	396
Total Trademarks and trade names		$7,907	$-	$7,907

Total non-amortizable assets		$8,397	$-	$8,397

Our amortizable intangible assets are recorded in our Home Meridian and Domestic Upholstery segments. The carrying amounts and changes therein of those amortizable intangible assets were as follows:

	Amortizable Intangible Assets
	Customer
	Relationships	Trademarks	Totals

Balance at January 31, 2021	$17,672	$658	$18,330
Amortization	(1,162)	(30)	(1,192)
Balance at August 1, 2021	$16,510	$628	$17,138

For the remainder of fiscal 2022, amortization expense is expected to be approximately $1.2 million.

8.          Leases

We recognized sub-lease income of $150,000 for the three-month period and $296,000 for the six-month period, both ended August 1, 2021. The components of lease cost and supplemental cash flow information for leases for the three-months and six-months ended August 1, 2021 were:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 1, 2021	August 2, 2020	August 1, 2021	August 2, 2020
Operating lease cost	$1,906	$2,153	$3,919	$4,253
Variable lease cost	65	22	109	69
Short-term lease cost	19	67	28	186
Total operating lease cost	$1,990	$2,242	$4,056	$4,508

Operating cash outflows	$1,954	$1,931	$3,936	$3,833

The right-of-use assets and lease liabilities recorded on our Condensed Consolidated Balance Sheets as of August 1,2021 and January 31,2021 were as follows:

	August 1, 2021	January 31, 2021
Real estate	$25,251	$33,651
Property and equipment	925	962
Total operating leases right-of-use assets	$26,176	$34,613

Current portion of operating lease liabilities	$5,942	$6,650
Long term operating lease liabilities	21,801	29,441
Total operating lease liabilities	$27,743	$36,091

The weighted-average remaining lease term is 6.5 years. We used our incremental borrowing rate which is LIBOR plus 1.5% at the adoption date. The weighted-average discount rate is 2.3%.

The following table reconciles the undiscounted future lease payments for operating leases to the operating lease liabilities recorded in the condensed consolidated balance sheets on August 1, 2021:

Undiscounted Future Operating Lease Payments
Remainder of 2022	$3,523
2023	5,341
2024	4,109
2025	3,996
2026	3,975
2027 and thereafter	9,114
Total lease payments	$30,058
Less: impact of discounting	(2,315)
Present value of lease payments	$27,743

As of August 1, 2021, the Company had leases for a warehouse in Georgia and a showroom in North Carolina that had not yet commenced with estimated future minimum rental commitments of approximately $51 million. Both leases have an initial lease term of 10 years, with the warehouse lease expected to commence in Fall of 2021 and the showroom lease expected to commence in Fall of 2022. Since the leases have not yet commenced, the undiscounted amounts are not included in the table above.

9.         Long-Term Debt

As of August 1, 2021, we had an aggregate $28.7 million available under our $35 million revolving credit facility (the “Existing Revolver”) to fund working capital needs. Standby letters of credit in the aggregate amount of $6.3 million, used to collateralize certain insurance arrangements and for imported product purchases, were outstanding under the revolving credit facility as of August 1, 2021. There were no additional borrowings outstanding under the Existing Revolver as of August 1, 2021.

10. Employee Benefit Plans

We maintain two “frozen” retirement plans, which are paying benefits and may include active employees among the participants. We do not expect to add participants to these plans in the future. The two plans include:

■	a supplemental retirement income plan (“SRIP”) for certain former and current executives of Hooker Furniture Corporation; and

■	the Pulaski Furniture Corporation Supplemental Executive Retirement Plan (“SERP”) for certain former executives.

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 1,	August 2,	August 1,	August 2,
	2021	2020	2021	2020
Net periodic benefit costs
Service cost	33	32	66	64
Interest cost	53	74	106	148
Actuarial loss	100	84	201	169

Consolidated net periodic benefit costs	$186	$190	$373	$381

The SRIP and SERP plans are unfunded plans. In fiscal 2022, we paid $365,000 in the second quarter and $544,000 in the first half and expect to pay a total of approximately $489,000 in benefit payments from our general assets during the remainder of fiscal 2022 to fund SRIP and SERP payments.

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

	August 1,	January 31,
	2021	2021

Restricted shares	64	55
RSUs and PSUs	150	141
	214	196

All restricted shares, RSUs and PSUs awarded that have not yet vested are considered when computing diluted earnings per share. The following table sets forth the computation of basic and diluted earnings per share:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 1,	August 2,	August 1,	August 2,
	2021	2020	2021	2020

Net income/(loss)	$7,467	$5,774	$16,910	$(29,045)
Less: Unvested participating restricted stock dividends	12	9	23	17
Net earnings allocated to unvested participating restricted stock	43	28	92	-
Earnings/(loss) available for common shareholders	7,412	5,737	16,795	(29,062)

Weighted average shares outstanding for basic earnings per share	11,850	11,824	11,842	11,811
Dilutive effect of unvested restricted stock, RSU and PSU awards	143	29	143	-
Weighted average shares outstanding for diluted earnings per share	11,993	11,853	11,985	11,811

Basic earnings/(loss) per share	$0.63	$0.49	$1.42	$(2.46)

Diluted earnings/(loss) per share	$0.62	$0.48	$1.40	$(2.46)

12. Income Taxes

We recorded income tax expense of $2.2 million for the fiscal 2022 second quarter compared to $1.6 million for the comparable prior year quarter. The effective tax rates for the fiscal 2022 and 2021 second quarters were 22.7% and 21.8%, respectively. For the fiscal 2022 first half, we recorded income tax expense of $5.0 million, compared to income tax benefit of $9.3 million for the comparable prior year period, of which $10.7 million was recorded related to goodwill and trade name impairment charges. The effective tax rates for the fiscal 2022 and 2021 first half periods were 22.7% and 24.2%, respectively.

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

The following table presents segment information for the periods, and as of the dates, indicated.

	Thirteen Weeks Ended				Twenty-Six Weeks Ended
	August 1, 2021		August 2, 2020		August 1, 2021		August 2, 2020
		% Net		% Net		% Net		% Net
Net Sales		Sales		Sales		Sales		Sales
Hooker Branded	$49,929	30.7%	$38,820	29.7%	$101,268	31.1%	$65,982	28.1%
Home Meridian	87,323	53.7%	71,168	54.6%	171,732	52.8%	128,833	54.7%
Domestic Upholstery	22,532	13.9%	17,507	13.4%	47,025	14.5%	34,290	14.6%
All Other	2,735	1.7%	3,042	2.3%	5,354	1.6%	6,029	2.6%
Consolidated	$162,519	100%	$130,537	100.0%	$325,379	100.0%	$235,134	100.0%

Gross Profit
Hooker Branded	$17,060	34.2%	$12,443	32.1%	$34,273	33.8%	$20,448	31.0%
Home Meridian	9,607	11.0%	10,510	14.8%	19,742	11.5%	17,320	13.4%
Domestic Upholstery	4,171	18.5%	3,021	17.3%	9,526	20.3%	5,804	16.9%
All Other	879	32.1%	1,026	33.7%	1,758	32.8%	2,082	34.5%
Consolidated	$31,717	19.5%	$27,000	20.7%	$65,299	20.1%	$45,654	19.4%

Operating Income/(Loss)
Hooker Branded	$8,929	17.9%	$6,090	15.7%	$18,371	18.1%	$7,423	11.2%
Home Meridian	43	0.0%	1,083	1.5%	908	0.5%	(29,265)	-22.7%
Domestic Upholstery	457	2.0%	(10)	-0.1%	2,145	4.6%	(16,820)	-49.1%
All Other	232	8.5%	349	11.5%	479	8.9%	736	12.2%
Consolidated	$9,661	5.9%	$7,512	5.8%	$21,903	6.7%	$(37,926)	-16.1%

Capital Expenditures
Hooker Branded	$38		$29		$121		$82
Home Meridian	1,109		20		2,455		108
Domestic Upholstery	130		54		889		294
All Other	-		-		-		-
Consolidated	$1,277		$103		$3,465		$484

Depreciation & Amortization
Hooker Branded	$750		$445		$1,200		$894
Home Meridian	567		533		1,068		1,068
Domestic Upholstery	549		700		1,309		1,397
All Other	2		3		6		6
Consolidated	$1,868		$1,681		$3,583		$3,365

	As of August 1,		As of January 31,
	2021	%Total	2021	%Total
Identifiable Assets		Assets		Assets
Hooker Branded	$153,253	44.8%	$174,475	53.5%
Home Meridian	138,730	40.5%	100,497	30.9%
Domestic Upholstery	49,720	14.5%	49,370	15.2%
All Other	770	0.2%	1,204	0.4%
Consolidated	$342,473	100%	$325,546	100%
Consolidated Goodwill and Intangibles	25,535		26,727
Total Consolidated Assets	$368,008		$352,273

Sales by product type are as follows:

	Net Sales (in thousands)
	Thirteen Weeks Ended				Twenty-Six Weeks Ended
	August 1, 2021	%Total	August 2, 2020	%Total	August 1, 2021	%Total	August 2, 2020	%Total
Casegoods	$96,494	59%	$79,181	61%	$193,590	59%	$142,373	61%
Upholstery	66,025	41%	51,356	39%	131,789	41%	92,761	39%
	$162,519	100%	$130,537	100%	$325,379	100%	$235,134	100%

14. Subsequent Events

Dividends

On September 2, 2021, our board of directors declared a quarterly cash dividend of $0.18 per share, which will be paid on September 30, 2021 to shareholders of record at September 16, 2021.

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

■

the effect and consequences of the coronavirus (COVID-19) pandemic or future pandemics on a wide range of matters including but not limited to U.S. and local economies; our business operations and continuity; the health and productivity of our employees; and the impact on our global supply chain, inflation, the retail environment and our customer base;

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

■

risks associated with our reliance on offshore sourcing and the cost of imported goods, including fluctuation in the prices of purchased finished goods, ocean freight costs, including the price and availability of shipping containers, vessels and domestic trucking, and warehousing costs and the risk that a disruption in our offshore suppliers could adversely affect our ability to timely fill customer orders;

■	changes in U.S. and foreign government regulations and in the political, social and economic climates of the countries from which we source our products;

■	difficulties in forecasting demand for our imported products;

■

risks associated with product defects, including higher than expected costs associated with product quality and safety, and regulatory compliance costs related to the sale of consumer products and costs related to defective or non-compliant products, including product liability claims and costs to recall defective products and the adverse effects of negative media coverage;

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

■

achieving and managing growth and change, and the risks associated with new business lines, acquisitions, including the selection of suitable acquisition targets, restructurings, strategic alliances and international operations;

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

This quarterly report on Form 10-Q includes our unaudited condensed consolidated financial statements for the 2022 fiscal year thirteen-week period (also referred to as “three months,” “three-month period,” “quarter,” “second quarter” or “quarterly period”) that began May 3, 2021, and the twenty-six week period (also referred to as “six-months”, “six-month period” or “first half”) that began February 1, 2021, which both ended August 1, 2021. This report discusses our results of operations for these periods compared to the 2021 fiscal year thirteen-week period that began May 4, 2020 and the twenty-six week period that began February 3, 2020, which both ended August 2, 2020; and our financial condition as of August 1, 2021 compared to January 31, 2021.

References in this report to:

■	the 2022 fiscal year and comparable terminology mean the fiscal year that began February 1, 2021 and will end January 30, 2022; and

■	the 2021 fiscal year and comparable terminology mean the fiscal year that began February 3, 2020 and ended January 31, 2021.

Dollar amounts presented in the tables below are in thousands except for per share data.

In the discussion below and herein we reference changes in sales orders, or “orders,” and sales order backlog (unshipped orders at a point in time), or “backlog,” over and compared to certain periods of time and changes discussed are in sales dollars and not units of inventory, unless stated otherwise. We believe orders are generally good current indicators of sales momentum and business conditions. However, except for custom or proprietary products, orders may be cancelled before shipment. If the items ordered are in stock and the customer has requested immediate delivery, we generally ship products in about seven days or less from receipt of order; however, orders may be shipped later if they are out of stock or there are production or shipping delays or the customer has requested the order to be shipped at a later date. For the Hooker Branded and Domestic Upholstery segments and All Other, we generally consider unshipped order backlogs to be one helpful indicator of sales for the upcoming 30-day period, but because of our relatively quick delivery and our cancellation policies, we do not consider order backlogs to be a reliable indicator of expected long-term sales. We generally consider the Home Meridian segment’s backlog to be one helpful indicator of that segment’s sales for the upcoming 90-day period. Due to (i) Home Meridian’s sales volume, (ii) the average sales order sizes of its mass, club and mega account channels of distribution, (iii) the proprietary nature of many of its products and (iv) the project nature of its hospitality business, for which average order sizes tend to be larger and consequently, its order backlog tends to be larger. There are exceptions to the general predictive nature of our orders and backlogs noted in this paragraph due to current demand and supply chain challenges related to the COVID-19 pandemic. They are discussed in greater detail below and are essential to understanding our prospects.

At August 1, 2021, our backlog of unshipped orders was as follows:

	Order Backlog
	(Dollars in 000s)

Reporting Segment	August 1, 2021	January 31, 2021	August 2, 2020

Hooker Branded	$54,041	$34,776	$18,065
Home Meridian	201,060	180,188	123,849
Domestic Upholstery	60,570	30,271	17,594
All Other	4,701	2,845	2,994

Consolidated	$320,372	$248,080	$162,502

At the end of fiscal 2022 first half, order backlog increased $72.3 million or 29% as compared to the end of fiscal 2021 and increased $157.9 million or 97% as compared to the prior-year six months end, due to increased incoming orders in all three reportable segments as well as longer delivery times resulting from the supply chain disruptions in the Home Meridian and, to a lesser degree, Hooker Branded segments and production delays in the Domestic Upholstery segment. We are very encouraged by the current historic levels of orders and backlogs; however, due to the current supply chain issues including the lack of shipping containers and vessel space and limited overseas vendor capacity, orders are not converting to shipments as quickly as could be expected compared to the pre-pandemic environment and we expect that to continue through the second half of fiscal 2022. The current logistics challenges are slowing order fulfillment, particularly for Home Meridian whose average order sizes tend to be larger and more episodic versus orders for the traditional Hooker businesses, which tend to be smaller and more predictable. Additionally, Home Meridian orders are programmed out and scheduled for delivery to its larger accounts further into the future than usual, which is also contributing to the increased backlog.

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

Overview

Hooker Furniture Corporation, incorporated in Virginia in 1924, is a designer, marketer and importer of casegoods (wooden and metal furniture), leather furniture and fabric-upholstered furniture for the residential, hospitality and contract markets. We also domestically manufacture premium residential custom leather and custom fabric-upholstered furniture. We are ranked among the nation’s top five largest publicly traded furniture sources, based on 2020 shipments to U.S. retailers, according to a 2021 survey by a leading trade publication. We believe that consumer tastes and channels in which they shop for furniture are evolving at a rapid pace and we continue to change to meet these demands.

Executive Summary-Results of Operations

■

Consolidated net sales for the fiscal 2022 second quarter increased by $32.0 million or 24.5% as compared to the prior year period, from $130.5 million to $162.5 million, as all three reportable segments had net sales increases over 20%. For the fiscal 2022 first half, consolidated net sales increased by $90.2 million or 38.4% as compared to the prior year period, due to 53.5% net sales increase in the Hooker Branded segment and over 30% sales increases in both Home Meridian and Domestic Upholstery segments. All Other net sales decreased by over 10% in the fiscal 2022 second quarter and first half as compared to the prior year periods, as the senior living industry which comprises the majority of H Contract’s business, has not yet recovered from certain impacts of the COVID-19 pandemic.

■

Consolidated gross profit for the fiscal 2022 second quarter increased due to increased gross profit and margin at Hooker Branded and Domestic Upholstery segments, while margin decreased due to decreased gross profit and margin at Home Meridian as this segment was heavily impacted by higher freight costs which largely offset the gross profit gains from its sales increase. For the fiscal 2022 first half, consolidated gross profit and margin increased as compared to the prior year period, due to increased gross profit in all three reportable segments, partially offset by decreased gross margin in the Home Meridian segment due to higher freight costs. All Other’s gross profit and margin decreased in the fiscal 2022 second quarter and first half as compared to the respective prior year periods due to decreased net sales.

■

Consolidated operating income for the fiscal 2022 second quarter was $9.7 million as compared to $7.5 million in the prior year period and operating margin was essentially flat due to the adverse impact of higher freight costs. Consolidated net income for the quarter was $7.5 million or $0.62 per diluted share, as compared to $5.8 million or $0.48 per diluted share in the prior year quarter. For the fiscal 2022 first half, consolidated operating income was $21.9 million compared to a $37.9 million operating loss in the prior year period, which was largely attributable to $44.3 million in non-cash impairment charges on certain of our intangible assets due to the impact of the Covid crisis on the Company’s share price in the prior year. Consolidated net income for the fiscal 2022 first half was $16.9 million or $1.40 per diluted share, as compared to net loss of $29.0 million or $(2.46) per diluted share in the prior year period.

Our fiscal 2022 second quarter and first-half performance are discussed in greater detail below under “Review” and “Results of Operations.”

Review

The economic recovery continued in our fiscal 2022 second quarter as furniture and home furnishings sales outperformed many other retail categories. We are pleased to report over 20% net sales increases in all three reportable segments and solid consolidated operating margins as compared to the prior year quarter despite the continued adverse impact of high ocean freight costs and industry-wide logistics challenges.

The Hooker Branded segment’s net sales increased by $11.1 million, or 28.6%, as compared to the prior year quarter due to higher sales volume and lower discounting driven by increased demand. The majority of Hooker Branded sales are shipped out of U.S. warehouses and because we source product on a consistent weekly basis, we are better able to flow imports from Asia. These factors helped reduce some of the unfavorable impacts of shortages of vessel space and shipping containers and domestic trucking availability. Thanks to our strategy of focusing on keeping our best sellers in stock, we were able to limit order cancellation rates in this segment. Additionally, the Hooker Branded segment was able to increase prices to mitigate increased product costs from higher ocean freight and inflation on goods sourced from Asia. As a result, the segment remained highly profitable and contributed over 90% of our consolidated operating profit during the quarter. Incoming orders increased by 38% as compared to the prior year second quarter and 10% as compared to fiscal 2022 first quarter and the segment finished the quarter with a backlog tripled versus the prior year second quarter end.

The Home Meridian segment’s net sales increased by $16.2 million or 22.7% in the fiscal 2022 second quarter as compared to the prior year period due to increased sales with major furniture chains and retail stores, partially offset by decreased sales in the e-commerce, hospitality, and clubs channels. The Pulaski Furniture, Samuel Lawrence Furniture and Prime Resources International divisions reported significantly increased net sales driven by increased sales volume. However, profits on these increased sales were largely offset by higher freight costs as the result of continued global supply chain challenges. The Accentrics Home division, which focuses on the e-commerce channel, reported a 20% net sales decrease due to lack of inventory brought on by current logistics challenges. Higher freight costs adversely impacted the profitability in this division and resulted in an operating loss in the second quarter. The HMidea division also reported a 20% sales decline due to decreased sales with club accounts. On a positive note for that division, product chargebacks decreased by 400 bps in the second quarter largely as a result of favorable product mix and better quality experience in the clubs channel; however, sales volumes were not sufficient to fully cover fixed costs at the relatively lower margins in this channel. The Samuel Lawrence Hospitality division was also unprofitable during the quarter due to very low sales volume as the hospitality industry has not yet recovered from the COVID crisis. The Home Meridian segment recorded $43,000 in operating income in the fiscal 2022 second quarter due to the factors discussed above. Freight surcharges and price increases were imposed during the quarter; however, they did not fully mitigate increased costs as larger customers required advanced notice ahead of price increases. Incoming orders increased by about 4% as compared to the fiscal 2022 first quarter but decreased by 35% as compared to prior year second quarter when business rebounded dramatically after the height of the initial COVID crisis. Backlog was 62% higher than prior year second quarter end and we built inventory about $20 million higher than fiscal 2021 year- end.

The Domestic Upholstery segment’s net sales increased by $5.0 million or 28.7% in the fiscal 2022 second quarter as compared to the prior year period due to significant sales increases at Bradington-Young and Shenandoah and to a lesser extent at Sam Moore. In the prior year period, both Bradington-Young and Shenandoah temporarily closed their factories due to COVID and thus operated at reduced capacities. Although foam allocation and certain other raw materials shortages impacted production levels in May 2021, Bradington-Young and Shenandoah returned to normal levels in July 2021, while Sam Moore recovered at a slower pace as this division experienced labor retention and productivity issues, which adversely impacted sales volume during the second quarter of fiscal 2022. Other manufacturing constraints adversely impacted our profitability, including the inflation in raw materials such as foam, lumber, plywood, fabric and mechanisms, and supply chain disruptions such as domestic truck availability. We are increasing prices to our customers where possible to offset increased raw material inflation. Incoming orders continued to grow as compared to the fiscal 2022 first quarter and the prior year second quarter. At the end of fiscal 2022 second quarter, backlog was at historic levels for all three divisions and managements’ priorities continue to focus on servicing the backlog, with quality and speed of delivery.

All Other’s net sales decreased by $307,000 or 10.1% in the fiscal 2022 second quarter as compared to the prior year period due to an 11.3% sales decrease at H Contract. The senior living industry, which comprises the majority of H Contract’s business, has been severely impacted by the pandemic and has reduced capital spending due to increased costs and uncertain revenues. Although we are encouraged by a 6.4% increase in incoming orders during the quarter and nearly 50% higher backlog than the prior year quarter, our Domestic Upholstery production capacity limited H Contract’s shipments as it sold more domestically manufactured products. Despite the sale decline, All Other still reported an 8.5% operating margin for the quarter.

Cash and cash equivalents stood at $37.4 million at fiscal 2022 second quarter-end, a decrease of $28.4 million compared to the balance at fiscal 2021 year-end due primarily to a $33.4 million increase in inventory as we continue to build inventories to meet increased customer demand and prepare for the holiday selling season. Accounts receivable balances increased by $15 million as the result of increased net sales. During the first six months of fiscal 2022, we used existing cash on hand to pay $4.3 million in cash dividends to our shareholders and $3.5 million of capital expenditures to enhance our business systems and facilities including $2.1 million in our new Georgia distribution center. In addition to our cash balance, we have an aggregate of $28.7 million available under our existing revolver to fund working capital needs. We believe we have the financial resources to fund our business operations for the foreseeable future, including weathering an extended impact of COVID-19 pandemic as well as the logistics issues, cost increases and production capacity constraints which are currently impacting our industry.

Results of Operations

The following table sets forth the percentage relationship to net sales of certain items included in the condensed consolidated statements of income included in this report.

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 1,	August 2,	August 1,	August 2,
	2021	2020	2021	2020
Net sales	100%	100%	100%	100%
Cost of sales	80.5	79.3	79.9	80.6
Gross profit	19.5	20.7	20.1	19.4
Selling and administrative expenses	13.2	14.5	13.0	16.2
Goodwill impairment charges	-	-	-	16.8
Trade name impairment charges	-	-	-	2.0
Intangible asset amortization	0.4	0.5	0.4	0.5
Operating income/(loss)	5.9	5.8	6.7	(16.1)
Interest expense, net	-	0.1	-	0.1
Income/(Loss) before income taxes	5.9	5.7	6.7	(16.3)
Income tax expense	1.3	1.2	1.5	(3.9)
Net income/(loss)	4.6	4.4	5.2	(12.4)

Fiscal 2022 Second Quarter and First-Half Compared to Fiscal 2021 Second Quarter and First-Half

	Net Sales
	Thirteen Weeks Ended						Twenty-Six Weeks Ended
	August 1,		August 2,				August 1,		August 2,
	2021		2020				2021		2020
		% Net Sales		% Net Sales	$ Change	% Change		% Net Sales		% Net Sales	$ Change	% Change
Hooker Branded	$49,929	30.7%	$38,820	29.7%	$11,109	28.6%	$101,268	31.1%	$65,982	28.1%	$35,286	53.5%
Home Meridian	87,323	53.7%	71,168	54.6%	16,155	22.7%	171,732	52.8%	128,833	54.7%	42,899	33.3%
Domestic Upholstery	22,532	13.9%	17,507	13.4%	5,025	28.7%	47,025	14.5%	34,290	14.6%	12,735	37.1%
All Other	2,735	1.7%	3,042	2.3%	(307)	-10.1%	5,354	1.6%	6,029	2.6%	(675)	-11.2%
Consolidated	$162,519	100%	$130,537	100%	$31,982	24.5%	$325,379	100%	$235,134	100%	$90,245	38.4%

Unit Volume	FY22 Q2 % Increase vs. FY21 Q2	FY22 YTD % Increase vs. FY21 YTD	Average Selling Price (ASP)	FY22 Q2 % Increase vs. FY21 Q2	FY22 YTD % Increase vs. FY21 YTD

Hooker Branded	9.3%	34.6%	Hooker Branded	17.3%	13.2%
Home Meridian	3.2%	22.7%	Home Meridian	7.2%	1.0%
Domestic Upholstery	14.0%	28.2%	Domestic Upholstery	11.9%	6.2%
All Other	-11.3%	-16.0%	All Other	0.9%	3.5%
Consolidated	4.4%	24.2%	Consolidated	12.2%	6.6%

Consolidated net sales increased significantly in the fiscal 2022 second quarter and first half due to strong sales in all three reportable segments as compared to the prior year periods.

■

The Hooker Branded segment’s net sales increased in the fiscal 2022 second quarter and first half, as compared to the prior year periods respectively, due to both increased unit volume and ASP, driven by increased demand, lower discounting, and price increases in response to higher freight costs and product inflation.

■

The Home Meridian segment’s net sales increased in the fiscal 2022 second quarter and first half due to increased sales volume with major furniture chains and retail stores as the result of strong demand, partially offset by decreased net sales and unit volume in e-commerce channel, Samuel Lawrence Hospitality, and the clubs business. The ASP increase was attributable to price increases to mitigate higher freight costs; however, the increases were not sufficient to cover increased product costs driven by higher freight.

■

The Domestic Upholstery segment’s net sales increased in the fiscal 2022 second quarter and first half due to significant sales increases at Bradington-Young and Shenandoah as compared to the prior year periods when these two divisions experienced temporary factory shutdowns. ASP increased at all three divisions in this segment in response to the inflation of material costs. Sam Moore net sales increased by single digit in fiscal 2022 second quarter due to increased ASP, partially offset by its decreased unit volume due to production constraints. Foam allocation and certain material shortages impacted all three divisions early in the fiscal 2022 second quarter. Bradington-Young and Shenandoah resumed normal production level late in the quarter while Sam Moore recovered at a slower pace due to labor retention and productivity issues.

■

All Other’s net sales decreased in the fiscal 2022 second quarter and first half as compared to the prior year periods due principally to reduced unit volume at H Contract, as this division has not yet recovered from the impact of reduced capital spending by the senior living industry in response to increased costs and uncertain revenues as a result of COVID.

	Gross Profit and Margin
	Thirteen Weeks Ended						Twenty-Six Weeks Ended
	August 1,		August 2,				August 1,		August 2,
	2021		2020				2021		2020
		% Net Sales		% Net Sales	$ Change	% Change		% Net Sales		% Net Sales	$ Change	% Change
Hooker Branded	$17,060	34.2%	$12,443	32.1%	$4,617	37.1%	$34,273	33.8%	$20,448	31.0%	$13,825	67.6%
Home Meridian	9,607	11.0%	10,510	14.8%	(903)	-8.6%	19,742	11.5%	17,320	13.4%	2,422	14.0%
Domestic Upholstery	4,171	18.5%	3,021	17.3%	1,150	38.1%	9,526	20.3%	5,804	16.9%	3,722	64.1%
All Other	879	32.1%	1,026	33.7%	(147)	-14.3%	1,758	32.8%	2,082	34.5%	(324)	-15.6%
Consolidated	$31,717	19.5%	$27,000	20.7%	$4,717	17.5%	$65,299	20.1%	$45,654	19.4%	$19,645	43.0%

For the fiscal 2022 second quarter, consolidated gross profit increased and margin decreased as compared to the prior year quarter. For the fiscal 2022 first half, consolidated gross profit and margin both increased as compared to the prior year period.

■

The Hooker Branded segment’s gross profit and margin both increased in the fiscal 2022 second quarter and first half, due primarily to the net sales increase as well as lower discounting due to higher demand. However, product costs have begun to be negatively impacted by inflation and higher freight costs in this segment.

■

The Home Meridian segment’s gross profit and margin decreased in the fiscal 2022 second quarter as compared to the prior year period despite a net sales increase, due primarily to significantly increased freight costs which negatively impacted gross margin by 550 bps. For the fiscal 2022 first half, Home Meridian gross profit increased due to net sales growth while margin decreased as compared to the prior year period. Freight costs increased about 400 bps, which was the primary driver of product cost increase in fiscal 2022 first half. On a more positive note, chargebacks which adversely impacted Home Meridian profits in prior years were at much lower levels due to favorable product mix and better-quality experience in the clubs channel.

■

The Domestic Upholstery segment’s gross profit and margin increased in the fiscal 2022 second quarter and first half due to net sales increases and production efficiencies from operating near full capacity due to historic levels of backlog. In the prior year first and early second quarters, this segment experienced reduced sales volumes and operating inefficiencies due to temporary factory shutdowns, which led to lower gross profit and margin for both the fiscal 2021 second quarter and first half. Foam allocations and certain other raw material shortages which impacted Domestic Upholstery production in the fiscal 2022 first quarter improved significantly by late in the second quarter. However, inflation of raw material costs drove increased product costs in this segment and adversely impacted gross margin by about 200 bps in fiscal 2022 second quarter.

■

All Other’s gross profit and margin decreased in the fiscal 2022 second quarter and first half due principally to net sales declines and to a lesser extent unfavorable product mix as more product sold was manufactured domestically.

	Selling and Administrative Expenses (S&A)
	Thirteen Weeks Ended						Twenty-Six Weeks Ended
	August 1,		August 2,				August 1,		August 2,
	2021		2020				2021		2020
		% Net Sales		% Net Sales	$ Change	% Change		% Net Sales		% Net Sales	$ Change	% Change
Hooker Branded	$8,132	16.3%	$6,353	16.4%	$1,779	28.0%	$15,902	15.7%	$13,025	19.7%	$2,877	22.1%
Home Meridian	9,230	10.6%	9,094	12.8%	136	1.5%	18,167	10.6%	17,981	14.0%	186	1.0%
Domestic Upholstery	3,451	15.3%	2,769	15.8%	682	24.6%	6,856	14.6%	5,718	16.7%	1,138	19.9%
All Other	647	23.7%	676	22.2%	(29)	-4.3%	1,279	23.9%	1,346	22.3%	(67)	-5.0%
Consolidated	$21,460	13.2%	$18,892	14.5%	$2,568	13.6%	$42,204	13.0%	$38,070	16.2%	$4,134	10.9%

Consolidated selling and administrative (“S&A”) expenses increased in absolute terms while decreased as a percentage of net sales in the fiscal 2022 second quarter and first half versus the prior year periods.

■

The Hooker Branded segment’s S&A expenses increased in absolute terms and stayed essentially flat as a percentage of net sales in fiscal 2022 second quarter. The increases were driven by increased selling costs as the result of higher net sales, increased salaries and wages due to the absence of salary reductions and furloughs seen in the prior year period, increased selling expenses due to Spring High Point Furniture Market which was held in June 2021, and to a lesser extent increased expenses incurred as part of our ERP upgrade project. For the fiscal 2022 first half, Hooker Branded segment S&A increased in absolute terms due to the factors discussed above, partially offset by lower bad debt expenses due to a customer write-off in the prior year. S&A expenses decreased as a percentage of net sales in fiscal 2022 first half due to increased net sales.

■

The Home Meridian segment’s S&A expenses increased slightly in absolute terms but decreased as a percentage of net sales in the fiscal 2022 second quarter and first half. The increases were attributable to severance expenses due to personnel changes, the absence of employee furloughs in the prior year period, and increased market expenses and other spending as business returned to more normal levels, partially offset by lower professional expenses, decreased compensation expense on lower profits, and decreased advertising supply expense.

■

The Domestic Upholstery segment’s S&A expenses increased in absolute terms in fiscal 2022 second quarter and first half due to increased selling expenses on higher net sales, increased salaries and wages due to the absence of a number of employees furloughed due to factory shutdowns in the prior year period, and increased depreciation expenses due to the accelerated depreciation of our existing ERP system due to the expected implementation of an upgraded cloud-based ERP solution in fiscal 2023.

■

All Other S&A expenses decreased in absolute terms in the fiscal 2022 second quarter and first half due to decreased selling expenses, partially offset by increased advertising supply expenses in the current second quarter due to the postponement of the High Point Furniture Market. S&A expenses increased as a percentage of net sales due to lower net sales.

In the prior year first quarter, we recorded $23.2 million and $16.4 million in non-cash impairment charges to write down goodwill in Home Meridian segment and the Shenandoah division under Domestic Upholstery segment, respectively. We also recorded $4.8 million non-cash impairment charges to write down tradenames in the Home Meridian segment.

	Intangible Asset Amortization
	Thirteen Weeks Ended						Twenty-Six Weeks Ended
	August 1,		August 2,				August 1,		August 2,
	2021		2020				2021		2020
		% Net Sales		% Net Sales	$ Change	% Change		% Net Sales		% Net Sales	$ Change	% Change
Intangible asset amortization	$596	0.4%	$596	0.5%	$-	0.0%	$1,192	0.4%	$1,192	0.5%	$-	0.0%

Intangible asset amortization expense stayed the same compared to the prior year periods.

	Operating Profit/(Loss) and Margin
	Thirteen Weeks Ended						Twenty-Six Weeks Ended
	August 1,		August 2,				August 1,		August 2,
	2021		2020				2021		2020
		% Net Sales		% Net Sales	$ Change	% Change		% Net Sales		% Net Sales	$ Change	% Change
Hooker Branded	$8,929	17.9%	$6,090	15.7%	$2,839	46.6%	$18,371	18.1%	$7,423	11.2%	$10,948	147.5%
Home Meridian	43	0.0%	1,083	1.5%	(1,040)	-96.0%	908	0.5%	(29,265)	-22.7%	30,173	103.1%
Domestic Upholstery	457	2.0%	(10)	-0.1%	467	4670.0%	2,145	4.6%	(16,820)	-49.1%	18,965	112.8%
All Other	232	8.5%	349	11.5%	(117)	-33.5%	479	8.9%	736	12.2%	(257)	-34.9%
Consolidated	$9,661	5.9%	$7,512	5.8%	$2,149	28.6%	$21,903	6.7%	$(37,926)	-16.1%	$59,829	157.8%

Operating profitability increased in absolute terms and as a percentage of net sales, due to the factors discussed above.

	Interest Expense, net
	Thirteen Weeks Ended						Twenty-Six Weeks Ended
	August 1,		August 2,				August 1,		August 2,
	2021		2020				2021		2020
		% Net Sales		% Net Sales	$ Change	% Change		% Net Sales		% Net Sales	$ Change	% Change
Consolidated interest expense, net	$23	0.0%	$118	0.1%	$(95)	-80.5%	$54	0.0%	$327	0.1%	$(273)	-83.5%

Consolidated interest expense decreased in both the second quarter and first half of fiscal 2022 due to the payoff of our term loans in fiscal 2021 fourth quarter.

	Income taxes
	Thirteen Weeks Ended						Twenty-Six Weeks Ended
	August 1,		August 2,				August 1,		August 2,
	2021		2020				2021		2020
		% Net Sales		% Net Sales	$ Change	% Change		% Net Sales		% Net Sales	$ Change	% Change
Consolidated income tax expense/(benefit)	$2,192	1.3%	$1,610	1.2%	$582	36.1%	$4,966	1.5%	$(9,259)	-3.9%	$14,225	153.6%

Effective Tax Rate	22.7%		21.8%				22.7%		24.2%

We recorded income tax expense of $2.2 million for the fiscal 2022 second quarter compared to $1.6 million for the comparable prior year quarter. The effective tax rates for the fiscal 2022 and 2021 second quarters were 22.7% and 21.8%, respectively. For the fiscal 2022 first half, we recorded income tax expense of $5.0 million, compared to income tax benefit of $9.3 million for the comparable prior year period, of which $10.7 million was recorded related to goodwill and trade name impairment charges. The effective tax rates for the fiscal 2022 and 2021 first half periods were 22.7% and 24.2%, respectively.

	Net Income/(Loss)
	Thirteen Weeks Ended						Twenty-Six Weeks Ended
	August 1,		August 2,				August 1,		August 2,
	2021		2020				2021		2020
		% Net Sales		% Net Sales	$ Change	% Change		% Net Sales		% Net Sales	$ Change	% Change
Net income/(loss) Consolidated	$7,467	4.6%	$5,774	4.4%	$1,693	-29.3%	$16,910	5.2%	$(29,045)	-12.4%	$45,955	158.2%

Diluted earnings/(loss) per share	$0.62		$0.48				$1.40		$(2.46)

COVID-19

We monitor information on COVID-19 from the CDC and believe we are adhering to their recommendations regarding the health and safety of our personnel. To address the potential human impact of the virus, many of our administrative staff are telecommuting for at least part of their work-week. For those administrative staff not telecommuting and our warehouse and domestic manufacturing employees, we have implemented appropriate social distancing policies and have stepped-up facility cleaning at each location. Non-essential domestic travel for our employees has ceased and international travel has been prohibited out-right. Testing, treatment and vaccinations for COVID-19 are covered 100% under our medical plan and counseling is available through our employee assistance plan to assist employees with financial, mental and emotional stress related to the virus and other issues. In addition, we are offering temporary paid leave to employees diagnosed with the virus (and those associates with another diagnosed person or persons in their household) and are working to accommodate associates with child-care issues related to school or day-care closures.

As more state and local governments have eased restrictions on retail activities, we have seen a significant improvement in our business conditions, including order rates, profitability, and financial condition. However, we continue to cautiously make decisions regarding our financial resources to weather and adapt to changes in market conditions, including any further impacts of COVID-19, including certain COVID variants and possible future pandemics.

Outlook

Consumer and retail demand remain historically strong, with consolidated backlogs nearly double and incoming orders up 27% over last year as of the end of the fiscal 2022 second quarter. However, we are facing significant headwinds on the supply side that will impact us in the short-term. The surge of the Delta variant of COVID-19 has caused factories in our source countries of Vietnam and Malaysia to close temporarily, with reopening prospects uncertain. In addition, global logistics challenges with higher freight and transit costs and lower transportation capacity, along with raw materials inflation and some labor shortages continue.

Our Hooker Branded and Domestic Upholstery segments, where we have more of an ability to keep product flowing and to ship from our significant US and Asia warehousing capacity, is less challenged than Home Meridian, since Home Meridian ships primarily to larger customers via direct container and is more impacted by shipping costs and capacity, especially in the short-term. Consequently, we expect our second-half net sales and income to be adversely affected by these challenges, particularly in our Home Meridian segment.

We continue to manage our logistics issues, with the goal of minimizing costs and maximizing delivery however there is no indication that ocean freight container rates will return to pre-COVID-19 levels in the near term. We believe we have mitigated these dynamics as much as possible through surcharges and price increases, but these increases can trail price increases received from logistics partners and suppliers for up to ninety days. Additionally, these supply-side factors are unpredictable and often involve frequent, unexpected changes with little or no notice.

Longer-term, we believe that several macroeconomic factors provide a path for growth such as the strong housing market and favorable demographics with the large Millennial generation becoming highly engaged in household formation and home furnishings purchases. While we expect the extraordinary levels of demand for home furnishings to diminish somewhat, we also expect that demand for home furnishings will settle into a higher level of demand than pre-pandemic. We believe we are well positioned to help consumers enhance their homes with comfortable, stylish and quality home furnishings.

We believe we are utilizing all available levers to help mitigate these headwinds, and we remain optimistic about our long-term position as we work our way through these transitory disruptions. Our strong balance sheet and variable cost business model give us confidence that we can weather this current industry-wide challenge and will allow us to take advantage of the healthy consumer demand environment and long-term positive economic indicators and demographic trends for home-related industries. However, we expect increased competition for consumer discretionary income from industries such as travel, apparel, dining out and in-person events as vaccination rates increase. Additionally, potential adverse effects of new COVID-19 variants on the US and global economies remains uncertain.

Financial Condition, Liquidity and Capital Resources

Cash Flows – Operating, Investing and Financing Activities

	Twenty-Six Weeks Ended
	August 1,	August 2,
	2021	2020
Net cash (used in)/provided by operating activities	$(20,207)	$53,168
Net cash used in investing activities	(3,938)	(264)
Cash used in financing activities	(4,285)	(6,725)
Net (decrease)/increase in cash and cash equivalents	$(28,430)	$46,179

During the six months ended August 1, 2021, we used a portion of the existing cash and cash equivalent on hand to pay $3.5 million of capital expenditures to enhance our business systems and facilities, $4.3 million in cash dividends, and $473,000 in life insurance premiums on Company-owned life insurance policies.

In comparison, during the six months ended August 2, 2020, we used a portion of the $53.2 million cash generated from operations and $673,000 life insurance proceeds to pay $3.8 million in cash dividends, $3.2 million in principal and interest payments on our term loans, and $453,000 in life insurance premiums on Company-owned life insurance policies.

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

Loan Agreements and Revolving Credit Facility

We currently have one $35 million revolving credit facility (the “Existing Revolver”) with Bank of America, N. A. (“BofA”), which we entered into on January 27, 2021. The credit facility is based on successive past amendments to previous BofA banking agreements which are collectively referred to as the “Previous Agreements.” Details of our Existing Revolver are outlined below:

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

The loan covenants agreed to under the Previous Agreements continue to apply to us. They include customary representations and warranties and requires us to comply with customary covenants, including, among other things, the following financial covenants:

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

We were in compliance with each of these financial covenants at August 1,2021,and expect to remain in compliance with existing covenants for the foreseeable future. We believe we have the financial resources to fund our business operations, including weathering the logistics issues, cost increases and production capacity constraints which are currently impacting our industry.

As of August 1, 2021, we had $28.7 million available under our Existing Revolver to fund working capital needs. Standby letters of credit in the aggregate amount of $6.3 million, used to collateralize certain insurance arrangements and for imported product purchases, were outstanding under the Existing Revolver as of August 1, 2021. There were no additional borrowings outstanding under the revolving credit facility as of August 1, 2021.

Capital Expenditures

We expect to spend approximately $4 million in capital expenditures over the remainder of fiscal 2022 to maintain and enhance our operating systems and facilities. Of those amounts, we expect to spend approximately:

●

$1.5 million outfitting a newly built leased warehouse space in Savannah, Georgia. Hiring of staff is in process and we expect to commence operations at the new facility in October 2021. The facility will consolidate several older, less efficient Home Meridian segment warehouses into a single strategically located distribution facility near the port of Savannah and major interstate highways. We believe this is critical to servicing customers and is expected to reduce transportation costs and increase operating efficiencies; and

●

$1.5 million on implementation costs for a new common, cloud-based Enterprise Resource Planning (“ERP”) platform which we expect to be online in our Hooker Branded segment and certain divisions under Domestic Upholstery segment by mid-calendar 2022, with other segments following thereafter.

Enterprise Resource Planning

In early fiscal 2022, our Board of Directors approved an upgrade to our current ERP system and implementation efforts began shortly thereafter. We expect to implement the ERP upgrade in our Hooker Branded segment and certain divisions under Domestic Upholstery segment by mid calendar 2022, with Home Meridian and Shenandoah divisions following afterwards. To complete the ERP system implementation as anticipated, we will be required to expend significant financial and human resources. We anticipate spending approximately $5.5 million over the course of this project, with a significant amount of time invested by our associates. We spent approximately $1.5 million on this project in the first half of fiscal 2022.

Dividends

On September 2, 2021, our board of directors declared a quarterly cash dividend of $0.18 per share, which will be paid on September 30, 2021 to shareholders of record at September 16, 2021. The Board will continue to evaluate the appropriateness of the current dividend rate considering our performance and economic conditions in future quarters.

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

Interest Rate Risk

Borrowings under the revolving credit facility bears interest based on LIBOR plus 1.0%. As such, this debt instrument exposes us to market risk for changes in interest rates. There was no outstanding balance under our revolving credit facility as of August 1, 2021, other than amounts reserved for standby letters of credit in the amount of $6.3 million.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended August 1, 2021. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective as of August 1, 2021 to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to the Company’s management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure and are effective to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the fiscal quarter ended August 1, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

HOOKER FURNITURE CORPORATION

Date: September 9, 2021	By: /s/Paul A. Huckfeldt
Paul A. Huckfeldt Chief Financial Officer and Senior Vice President – Finance and Accounting