Form 10-Q
period 2021-10-31
HOOKER FURNISHINGS Corp
filed 2021-12-09
CIK 1077688

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 31, 2021

Commission file number 000-25349

HOOKER FURNISHINGS CORPORATION

(Exact name of registrant as specified in its charter)

Virginia	54-0251350
(State or other jurisdiction of incorporation or organization)	(IRS employer identification no.)

440 East Commonwealth Boulevard, Martinsville, VA 24112

(Address of principal executive offices, zip code)

(276) 632-2133

(Registrant’s telephone number, including area code)

Hooker Furniture Corporation

(Former name, if changed since last report)

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

As of December 3, 2021, there were 11,922,314 shares of the registrant’s common stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

HOOKER FURNISHINGS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

As of	October 31,	January 31,
	2021	2021
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$57,219	$65,841
Trade accounts receivable, net	73,585	83,290
Inventories	77,864	70,159
Income tax recoverable	3,098	-
Prepaid expenses and other current assets	6,523	4,432
Total current assets	218,289	223,722
Property, plant and equipment, net	29,590	26,780
Cash surrender value of life insurance policies	26,133	25,365
Deferred taxes	11,835	14,173
Operating leases right-of-use assets	53,225	34,613
Intangible assets, net	24,449	26,237
Goodwill	490	490
Other assets	3,374	893
Total non-current assets	149,096	128,551
Total assets	$367,385	$352,273

Liabilities and Shareholders’ Equity
Current liabilities
Trade accounts payable	$16,599	$32,213
Accrued salaries, wages and benefits	5,928	7,136
Income tax accrual	-	501
Customer deposits	6,550	4,256
Current portion of lease liabilities	7,293	6,650
Other accrued expenses	5,456	3,354
Total current liabilities	41,826	54,110
Deferred compensation	10,676	11,219
Lease liabilities	47,530	29,441
Total long-term liabilities	58,206	40,660
Total liabilities	100,032	94,770

Shareholders’ equity
Common stock, no par value, 20,000 shares authorized, 11,922 and 11,888 shares issued and outstanding on each date	53,690	53,323
Retained earnings	214,242	204,988
Accumulated other comprehensive loss	(579)	(808)
Total shareholders’ equity	267,353	257,503
Total liabilities and shareholders’ equity	$367,385	$352,273

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

HOOKER FURNISHINGS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	For the
	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 31,	November 1,	October 31,	November 1,
	2021	2020	2021	2020

Net sales	$133,428	$149,687	$458,807	$384,821

Cost of sales (See note 3)	113,421	116,204	373,501	305,684

Gross profit	20,007	33,483	85,306	79,137

Selling and administrative expenses	21,139	19,850	63,343	57,920
Goodwill impairment charges	-	-	-	39,568
Trade name impairment charges	-	-	-	4,750
Intangible asset amortization	596	596	1,788	1,788

Operating (loss)/income	(1,728)	13,037	20,175	(24,889)

Other income, net	133	158	160	107
Interest expense, net	27	106	81	433

(Loss)/income before income taxes	(1,622)	13,089	20,254	(25,215)

Income tax (benefit)/expense	(403)	2,996	4,563	(6,263)

Net (loss)/income	$(1,219)	$10,093	$15,691	$(18,952)

(Loss)/earnings per share
Basic	$(0.10)	$0.85	$1.32	$(1.61)
Diluted	$(0.10)	$0.84	$1.30	$(1.61)

Weighted average shares outstanding:
Basic	11,863	11,833	11,849	11,818
Diluted	11,863	11,939	12,017	11,818

Cash dividends declared per share	$0.18	$0.16	$0.54	$0.48

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

HOOKER FURNISHINGS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS)/INCOME

(In thousands)

(Unaudited)

	For the
	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 31,	November 1,	October 31,	November 1,
	2021	2020	2021	2020

Net (loss)/income	$(1,219)	$10,093	$15,691	$(18,952)
Other comprehensive income (loss):
Amortization of actuarial loss	100	84	301	253
Income tax effect on amortization	(24)	(20)	(72)	(60)
Adjustments to net periodic benefit cost	76	64	229	193

Total comprehensive (loss)/income	$(1,143)	$10,157	$15,920	$(18,759)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

HOOKER FURNISHINGS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the
	Thirty-Nine Weeks Ended
	October 31,	November 1,
	2021	2020
Operating Activities:
Net income/(loss)	$15,691	$(18,952)
Adjustments to reconcile net income to net cash provided by operating activities:
Goodwill and intangible asset impairment charges	-	44,318
Depreciation and amortization	5,623	5,052
Deferred income tax expense/(benefit)	2,266	(10,143)
Noncash restricted stock and performance awards	367	1,473
Provision for doubtful accounts and sales allowances	474	4,527
Gain on life insurance policies	(802)	(1,750)
Changes in assets and liabilities:
Trade accounts receivable	9,230	7,829
Inventories	(7,705)	28,730
Income tax recoverable	(3,098)	751
Prepaid expenses and other current assets	(4,074)	620
Trade accounts payable	(15,632)	2,947
Accrued salaries, wages, and benefits	(1,140)	(441)
Accrued income taxes	(501)	2,015
Customer deposits	2,294	967
Operating lease liabilities	120	797
Other accrued expenses	2,104	(1,165)
Deferred compensation	(243)	32
Net cash provided by operating activities	$4,974	$67,607

Investing Activities:
Purchases of property and equipment	(6,626)	(642)
Premiums paid on life insurance policies	(533)	(519)
Proceeds received on life insurance policies		1,489
Net cash (used in)/provided by investing activities	(7,159)	328

Financing Activities:
Cash dividends paid	(6,437)	(5,699)
Payments for long-term debt	-	(4,393)
Cash used in financing activities	(6,437)	(10,092)

Net (decrease)/increase in cash and cash equivalents	(8,622)	57,843
Cash and cash equivalents - beginning of year	65,841	36,031
Cash and cash equivalents - end of quarter	$57,219	$93,874

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$5,858	$2,301
Cash paid for interest, net	1	365

Non-cash transactions:
increase in lease liabilities arising from changes in right-of-use assets	$23,736	$2,103
Increase in property and equipment through accrued purchases	17	12

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

HOOKER FURNISHINGS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In thousands, except per share data)

(Unaudited)

				Accumulated
				Other	Total
	Common Stock		Retained	Comprehensive	Shareholders'
	Shares	Amount	Earnings	Income (loss)	Equity
Balance at February 2, 2020	11,838	$51,582	$223,252	$(713)	$274,121
Net loss			(18,952)		(18,952)
Unrealized loss on defined benefit plan, net of tax of $60				193	193
Cash dividends paid and accrued ($0.48 per share)			(5,699)		(5,699)
Restricted stock grants, net of forfeitures	49	169			169
Restricted stock compensation cost		651			651
Performance-based restricted stock units costs		653			653
Balance at November 1, 2020	11,887	$53,055	$198,601	$(520)	$251,136

Balance at January 31, 2021	11,888	$53,323	$204,988	$(808)	$257,503
Net income			15,691		15,691
Unrealized loss on defined benefit plan, net of tax of $72				229	229
Cash dividends paid and accrued ($0.54 per share)			(6,437)		(6,437)
Restricted stock grants, net of forfeitures	34	(125)			(125)
Restricted stock compensation cost		813			813
Performance-based restricted stock units costs		419			419
PSU awards		(740)			(740)
Balance at October 31, 2021	11,922	$53,690	$214,242	$(579)	$267,353

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

HOOKER FURNISHINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar and share amounts in tables, except per share amounts, in thousands unless otherwise indicated)

(Unaudited)

For the Thirty-Nine Weeks Ended October 31, 2021

1.         Preparation of Interim Financial Statements

The condensed consolidated financial statements of Hooker Furnishings Corporation and subsidiaries (referred to as “we,” “us,” “our,” “Hooker” or the “Company”) have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, these statements include all adjustments necessary for a fair statement of the results of all interim periods reported herein. All such adjustments are of a normal recurring nature. Certain information and footnote disclosures prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) are condensed or omitted pursuant to SEC rules and regulations. However, we believe that the disclosures made are adequate for a fair presentation of our results of operations and financial position. These financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in our annual report on Form 10-K for the fiscal year ended January 31, 2021 (“2021 Annual Report”). The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect both the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from our estimates. Operating results for the interim periods reported herein may not be indicative of the results expected for the fiscal year.

The financial statements contained herein are being filed as part of a quarterly report on Form 10-Q covering the 2022 fiscal year thirteen-week period (also referred to as “three months,” “three-month period,” “quarter,” “third quarter” or “quarterly period”) that began August 2, 2021, and the thirty-nine week period (also referred to as “nine months”, “nine-month period” or “year-to-date period”) that began February 1, 2021, which both ended October 31, 2021. This report discusses our results of operations for these periods compared to the 2021 fiscal year thirteen-week period that began August 3, 2020, and the thirty-nine week period that began February 3, 2020, which both ended November 1, 2020; and our financial condition as of October 31,2021 compared to January 31, 2021.

References in these notes to the condensed consolidated financial statements of the Company to:

■	the 2022 fiscal year and comparable terminology mean the fifty-two-week fiscal year that began February 1, 2021 and will end January 30, 2022; and

■	the 2021 fiscal year and comparable terminology mean the fifty-two-week fiscal year that began February 3, 2020 and ended January 31, 2021.

2.         Recently Adopted Accounting Policies

In August 2018, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2018-14, Compensation —Retirement Benefits —Defined Benefit Plans —General (Subtopic 715-20) —Disclosure Framework —Changes to the Disclosure Requirements for Defined Benefit Plans (“ASU 2018-14”). The amendments in this update change the disclosure requirements for employers that sponsor defined benefit pension and/or other post-retirement benefit plans. It eliminates requirements for certain disclosures that are no longer considered cost beneficial and requires new disclosures that the FASB considers pertinent. The guidance is effective for fiscal years ending after December 15, 2020. We adopted this guidance in the fiscal 2022 first quarter. The adoption of ASU 2018-14 did not have a material impact on our consolidated financial statements or disclosures.

3.         Cancellation Costs

The Home Meridian segment incurred cancellation costs of $2.6 million for raw materials related to its exit of the ready-to-assemble furniture category. The amount was recorded in cost of sales in the fiscal 2022 third quarter. Due to the increases in freight costs since these items were ordered, we determined that the additional cost needed to move these products stateside would have resulted in a substantially greater loss than the cost to cancel the orders at the factories.

4.         Accounts Receivable

	October 31,	January 31,
	2021	2021

Trade accounts receivable	$83,363	$92,621
Other accounts receivable allowances	(7,621)	(6,993)
Allowance for doubtful accounts	(2,157)	(2,338)
Accounts receivable	$73,585	$83,290

5.          Inventories

	October 31,	January 31,
	2021	2021
Finished furniture	$88,815	$81,290
Furniture in process	2,152	1,397
Materials and supplies	13,176	9,639
Inventories at FIFO	104,143	92,326
Reduction to LIFO basis	(26,279)	(22,167)
Inventories	$77,864	$70,159

6.         Property, Plant and Equipment

	Depreciable Lives	October 31,	January 31,
	(In years)	2021	2021

Buildings and land improvements	15 - 30	$31,998	$31,316
Computer software and hardware	3 - 10	15,592	15,012
Machinery and equipment	10	10,570	9,314
Leasehold improvements	Term of lease	11,322	10,005
Furniture and fixtures	3 - 10	5,748	2,614
Other	5	674	651
Total depreciable property at cost		75,904	68,912
Less accumulated depreciation		(47,851)	(44,098)
Total depreciable property, net		28,053	24,814
Land		1,077	1,077
Construction-in-progress		460	889
Property, plant and equipment, net		$29,590	$26,780

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

As of October 31, 2021 and January 31, 2021, Company-owned life insurance was measured at fair value on a recurring basis based on Level 2 inputs. The fair value of the Company-owned life insurance is determined by inputs that are readily available in public markets or can be derived from information available in publicly quoted markets. Additionally, the fair value of the Company-owned life insurance is marked to market each reporting period and any change in fair value is reflected in income for that period.

Our assets measured at fair value on a recurring basis at October 31, 2021 and January 31, 2021, were as follows:

	Fair value at October 31, 2021				Fair value at January 31, 2021
Description	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
				(In thousands)
Assets measured at fair value
Company-owned life insurance	$-	$26,133	$-	$26,133	$-	$25,365	$-	$25,365

8.         Intangible Assets

		January 31, 2021		October 31, 2021
Non-amortizable Intangible Assets	Segment	Beginning Balance	Impairment Charges	Net Book Value
Goodwill	Domestic Upholstery	$490	$-	$490

Trademarks and trade names - Home Meridian	Home Meridian	6,650	-	6,650
Trademarks and trade names - Bradington-Young	Domestic Upholstery	861	-	861
Trademarks and trade names - Sam Moore	Domestic Upholstery	396	-	396
Total Trademarks and trade names		$7,907	$-	$7,907

Total non-amortizable assets		$8,397	$-	$8,397

Our amortizable intangible assets are recorded in our Home Meridian and Domestic Upholstery segments. The carrying amounts and changes therein of those amortizable intangible assets were as follows:

	Amortizable Intangible Assets
	Customer
	Relationships	Trademarks	Totals

Balance at January 31, 2021	$17,672	$658	$18,330
Amortization	(1,743)	(45)	(1,788)
Balance at October 31, 2021	$15,929	$613	$16,542

For the remainder of fiscal 2022, amortization expense is expected to be approximately $596,000.

9.          Leases

We recognized sub-lease income of $266,000 for the three-month period and $561,000 for the nine-month period, both ended October 31, 2021. We recognized sub-lease income of $144,000 for the three-month period and $432,000 for the nine-month period, both ended November 1, 2020. The components of lease cost and supplemental cash flow information for leases for the three-months and nine-months ended October 31, 2021 and November 1, 2020 were:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 31, 2021	November 1, 2020	October 31, 2021	November 1, 2020
Operating lease cost	$1,794	$2,061	$5,712	$6,319
Variable lease cost	53	37	162	105
Short-term lease cost	27	70	94	272
Total operating lease cost	$1,874	$2,168	$5,968	$6,696

Operating cash outflows	$1,843	$2,056	$5,818	$5,908

The right-of-use assets and lease liabilities recorded on our Condensed Consolidated Balance Sheets as of October 31, 2021 and January 31, 2021 were as follows:

	October 31, 2021	January 31, 2021
Real estate	$52,010	$33,651
Property and equipment	1,215	962
Total operating leases right-of-use assets	$53,225	$34,613

Current portion of operating lease liabilities	$7,293	$6,650
Long term operating lease liabilities	47,530	29,441
Total operating lease liabilities	$54,823	$36,091

The increase in right-of-use assets and lease liabilities is primarily due to the commencement of the operating lease at our new warehouse facility in Georgia during the fiscal 2022 third quarter.

The weighted-average remaining lease term is 8.5 years. We used our incremental borrowing rate which is LIBOR plus 1.5% at the adoption date. The weighted-average discount rate is 1.93%.

The following table reconciles the undiscounted future lease payments for operating leases to the operating lease liabilities recorded in the condensed consolidated balance sheets on October 31, 2021:

Undiscounted Future Operating Lease Payments
Remainder of 2022	$1,796
2023	8,213
2024	6,980
2025	6,960
2026	7,032
2027 and thereafter	28,519
Total lease payments	$59,500
Less: impact of discounting	(4,677)
Present value of lease payments	$54,823

As of October 31, 2021, the Company had an additional lease for a showroom in High Point, North Carolina. This lease is expected to commence in Fall of calendar 2022 with an initial lease term of 10 years and estimated future minimum rental commitments of approximately $23.7 million. Since the lease has not yet commenced, the undiscounted amounts are not included in the table above.

10.       Long-Term Debt

As of October 31, 2021, we had an aggregate $27.9 million available under our $35 million revolving credit facility (the “Existing Revolver”) to fund working capital needs. Standby letters of credit in the aggregate amount of $7.1 million, used to collateralize certain insurance arrangements and for imported product purchases, were outstanding under the Existing Revolver as of October 31, 2021. There were no additional borrowings outstanding under the Existing Revolver as of October 31, 2021.

11.       Employee Benefit Plans

We maintain two “frozen” retirement plans, which are paying benefits and may include active employees among the participants. We do not expect to add participants to these plans in the future. The two plans include:

■	a supplemental retirement income plan (“SRIP”) for certain former and current executives of Hooker Furnishings Corporation; and
■	the Pulaski Furniture Corporation Supplemental Executive Retirement Plan (“SERP”) for certain former executives.

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 31,	November 1,	October 31,	November 1,
	2021	2020	2021	2020
Net periodic benefit costs
Service cost	33	32	100	96
Interest cost	53	74	159	222
Actuarial loss	100	84	301	253

Consolidated net periodic benefit costs	$186	$190	$560	$571

The SRIP and SERP plans are unfunded plans. In fiscal 2022, we paid $259,000 in the third quarter and $803,000 in the nine-month period and expect to pay a total of approximately $230,000 in benefit payments from our general assets during the remainder of fiscal 2022 to fund SRIP and SERP payments.

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

	October 31,	January 31,
	2021	2021

Restricted shares	60	55
RSUs and PSUs	132	141
	192	196

All restricted shares, RSUs and PSUs awarded that have not yet vested are considered when computing diluted earnings per share. The following table sets forth the computation of basic and diluted earnings per share:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 31,	November 1,	October 31,	November 1,
	2021	2020	2021	2020

Net income/(loss)	$(1,219)	$10,093	$15,691	$(18,952)
Less: Unvested participating restricted stock dividends	11	9	34	26
Net earnings allocated to unvested participating restricted stock	-	47	84	-
Earnings/(loss) available for common shareholders	(1,230)	10,037	15,573	(18,978)

Weighted average shares outstanding for basic earnings per share	11,863	11,833	11,849	11,818
Dilutive effect of unvested restricted stock, RSU and PSU awards*	-	106	168	-
Weighted average shares outstanding for diluted earnings per share	11,863	11,939	12,017	11,818

Basic (loss)/earnings per share	$(0.10)	$0.85	$1.32	$(1.61)

Diluted (loss)/earnings per share	$(0.10)	$0.84	$1.30	$(1.61)

*Due to the net loss recorded in the fiscal 2022 third quarter, approximately 164,000 potentially dilutive shares would have been antidilutive and are therefore excluded from the calculation above. Due to the fiscal 2021 year-to-date net loss, approximately 92,000 shares would have been antidilutive and are therefore excluded from the calculation of earnings per share for the thirty-nine weeks ended November 1, 2020.

13.       Income Taxes

We recorded income tax benefit of $403,000 for the fiscal 2022 third quarter compared to $3.0 million income tax expense for the comparable prior year quarter. The effective tax rates for the fiscal 2022 and 2021 third quarters were 24.8% and 22.9%, respectively. For the fiscal 2022 nine-month period, we recorded income tax expense of $4.6 million, compared to income tax benefit of $6.3 million for the comparable prior year period, of which $10.7 million was recorded related to goodwill and trade name impairment charges. The effective tax rates for the fiscal 2022 and 2021 nine-month periods were 22.5% and 24.8%, respectively.

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

The following table presents segment information for the periods, and as of the dates, indicated.

	Thirteen Weeks Ended				Thirty-Nine Weeks Ended
	Oct 31,		Nov 1,		Oct 31,		Nov 1,
	2021		2020		2021		2020
		% Net		% Net		% Net		% Net
Net Sales		Sales		Sales		Sales		Sales
Hooker Branded	$56,037	42.0%	$47,287	31.6%	$157,304	34.3%	$113,268	29.4%
Home Meridian	46,230	34.6%	73,727	49.3%	217,964	47.5%	202,560	52.6%
Domestic Upholstery	27,972	21.0%	25,350	16.9%	74,996	16.3%	59,640	15.6%
All Other	3,189	2.4%	3,323	2.2%	8,543	1.9%	9,353	2.4%
Consolidated	$133,428	100%	$149,687	100.0%	$458,807	100.0%	$384,821	100.0%

Gross Profit/(Loss)
Hooker Branded	$15,366	27.4%	$15,446	32.7%	$49,639	31.6%	$35,894	31.7%
Home Meridian	(1,807)	-3.9%	11,169	15.1%	17,935	8.2%	28,489	14.1%
Domestic Upholstery	5,353	19.1%	5,751	22.7%	14,879	19.8%	11,555	19.4%
All Other	1,095	34.3%	1,117	33.6%	2,853	33.4%	3,199	34.2%
Consolidated	$20,007	15.0%	$33,483	22.4%	$85,306	18.6%	$79,137	20.6%

Operating (Loss)/Income
Hooker Branded	$6,669	11.9%	$7,686	16.3%	$25,040	15.9%	$15,108	13.3%
Home Meridian	(10,181)	-22.0%	2,510	3.4%	(9,274)	-4.3%	(26,754)	-13.2%
Domestic Upholstery	1,443	5.2%	2,421	9.6%	3,589	4.8%	(14,399)	-24.1%
All Other	341	10.7%	420	12.6%	820	9.6%	1,156	12.4%
Consolidated	$(1,728)	-1.3%	$13,037	8.7%	$20,175	4.4%	$(24,889)	-6.5%

Capital Expenditures
Hooker Branded	$306		$60		$427		$173
Home Meridian	2,501		27		4,956		137
Domestic Upholstery	344		82		1,233		332
All Other	10		-		10		-
Consolidated	$3,161		$169		$6,626		$642

Depreciation & Amortization
Hooker Branded	$645		$444		$1,844		$1,338
Home Meridian	710		540		1,779		1,608
Domestic Upholstery	682		700		1,991		2,097
All Other	3		3		9		9
Consolidated	$2,040		$1,687		$5,623		$5,052

	As of October 31,		As of January 31,
	2021	%Total	2021	%Total
Identifiable Assets		Assets		Assets
Hooker Branded	$164,358	48.0%	$174,475	53.5%
Home Meridian	123,991	36.2%	100,497	30.9%
Domestic Upholstery	53,431	15.6%	49,370	15.2%
All Other	666	0.2%	1,204	0.4%
Consolidated	$342,446	100%	$325,546	100%
Consolidated Goodwill and Intangibles	24,939		26,727
Total Consolidated Assets	$367,385		$352,273

Sales by product type are as follows:

	Net Sales (in thousands)
	Thirteen Weeks Ended				Thirty-Nine Weeks Ended
	October 31, 2021	%Total	November 1, 2020	%Total	October 31, 2021	%Total	November 1, 2020	%Total
Casegoods	$75,982	57%	$91,457	61%	$271,421	59%	$234,905	61%
Upholstery	57,446	43%	58,230	39%	187,386	41%	149,916	39%
	$133,428	100%	$149,687	100%	$458,807	100%	$384,821	100%

15.       Subsequent Events

Dividends

On December 7, 2021, our board of directors declared a quarterly cash dividend of $0.20 per share, an increase of $0.02 per share or 11% over the most recent dividend, which will be paid on December 31, 2021 to shareholders of record at December 17, 2021.

Item 2.          Management’s Discussion and Analysis of Financial Condition and Results of Operations

All references to the “Company,” “we,” “us” and “our” in this document refer to Hooker Furnishings Corporation and its consolidated subsidiaries, unless specifically referring to segment information.

Forward-Looking Statements

Certain statements made in this report, including statements under Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in the notes to the consolidated financial statements included in this report, are not based on historical facts, but are forward-looking statements.  These statements reflect our reasonable judgment with respect to future events and typically can be identified by the use of forward-looking terminology such as “believes,” “expects,” “projects,” “intends,” “plans,” “may,” “will,” “should,” “would,” “could” or “anticipates,” or the negatives thereof, or other variations thereof, or comparable terminology, or by discussions of strategy.  Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements.  Those risks and uncertainties include but are not limited to:

■

disruptions involving our vendors or the transportation and handling industries, particularly those affecting imported products from Vietnam, China, and Malaysia, including customs issues, labor stoppages, strikes or slowdowns and the availability and cost of shipping containers and cargo ships;

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

■

disruptions and damage (including those due to weather) affecting our Virginia, Georgia, North Carolina or California warehouses, our Virginia or North Carolina administrative facilities, our North Carolina showrooms or our representative offices or warehouses in Vietnam and China;

■

risks associated with our newly leased warehouse space in Georgia, including risks associated with our move to and occupation of the facility, including information systems, access to warehouse labor and the inability to realize anticipated cost savings;

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

■

the direct and indirect costs and time spent by our associates associated with the implementation of our Enterprise Resource Planning system (“ERP”), including costs resulting from unanticipated disruptions to our business;

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

Also, our business is subject to a number of significant risks and uncertainties any of which can adversely affect our business, results of operations, financial condition or future prospects. For a discussion of risks and uncertainties that we face, see the Forward-Looking Statements detailed above and Item 1A, “Risk Factors” in our 2021 Annual Report.

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

This quarterly report on Form 10-Q includes our unaudited condensed consolidated financial statements for the 2022 fiscal year thirteen-week period (also referred to as “three months,” “three-month period,” “quarter,” “third quarter” or “quarterly period”) that began August 2, 2021, and the thirty-nine week period (also referred to as “nine-months”, “nine-month period” or “year-to-date period”) that began February 1, 2021, which both ended October 31, 2021. This report discusses our results of operations for these periods compared to the 2021 fiscal year thirteen-week period that began August 3, 2020 and the thirty-nine week period that began February 3, 2020, which both ended November 1, 2020; and our financial condition as of October 31, 2021 compared to January 31, 2021.

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

At October 31, 2021, our backlog of unshipped orders was as follows:

	Order Backlog
	(Dollars in 000s)

Reporting Segment	October 31, 2021	January 31, 2021	November 1, 2020

Hooker Branded	$55,599	$34,776	$28,627
Home Meridian	208,364	180,188	186,487
Domestic Upholstery	61,516	30,271	24,582
All Other	5,432	2,845	2,210

Consolidated	$330,911	$248,080	$241,906

At the end of the fiscal 2022 third quarter, order backlog increased $82.8 million, or 33.3%, as compared to the end of fiscal 2021 and increased $89 million, or 36.8%, as compared to the prior-year nine months end, due to increased incoming orders in all three reportable segments as well as longer delivery times resulting from the supply chain disruptions in the Home Meridian and, to a lesser degree, Hooker Branded segments and production delays in the Domestic Upholstery segment. We are very encouraged by the current historic levels of orders and backlogs; however, due to the current supply chain issues including the lack and cost of shipping containers and vessel space and limited overseas vendor capacity, orders are not converting to shipments as quickly as could be expected compared to the pre-pandemic environment and we expect that to continue at some level through the fiscal 2023 second quarter. The current logistics challenges are slowing order fulfillment, particularly for Home Meridian whose average order sizes tend to be larger and more project-based versus orders for the traditional Hooker businesses, which tend to be smaller and more predictable. Additionally, Home Meridian orders are programmed out and scheduled for delivery to its larger accounts further into the future than usual, which is also contributing to the increased backlog.

The following discussion should be read in conjunction with the condensed consolidated financial statements, including the related notes, contained elsewhere in this quarterly report. We also encourage users of this report to familiarize themselves with all of our recent public filings made with the SEC, especially our 2021 Annual Report. Our 2021 Annual Report contains critical information regarding known risks and uncertainties that we face, critical accounting policies and information on commitments and contractual obligations that are not reflected in our condensed consolidated financial statements, as well as a more thorough and detailed discussion of our corporate strategy and new business initiatives.

Our 2021 Annual Report and other public filings made with the SEC are available, without charge, at www.sec.gov and at http://investors.hookerfurniture.com.

Overview

Hooker Furnishings Corporation, incorporated in Virginia in 1924, is a designer, marketer and importer of casegoods (wooden and metal furniture), leather furniture and fabric-upholstered furniture for the residential, hospitality and contract markets. We also domestically manufacture premium residential custom leather and custom fabric-upholstered furniture. We are ranked among the nation’s top five largest publicly traded furniture sources, based on 2020 shipments to U.S. retailers, according to a 2021 survey by a leading trade publication. We believe that consumer tastes and channels in which they shop for furniture are evolving at a rapid pace and we continue to change to meet these demands.

Executive Summary-Results of Operations

●

Consolidated net sales for the fiscal 2022 third quarter decreased as compared to the prior year period due to significantly reduced shipments in the Home Meridian segment as the result of temporary COVID-related factory closures in Vietnam and Malaysia. Consolidated gross profit and margin decreased in the fiscal 2022 third quarter as compared to the prior year period due primarily to the sales volume decline and to a lesser extent higher freight costs, inventory cancellation costs and higher than expected customer chargebacks in the Home Meridian segment. Consolidated operating loss for the fiscal 2022 third quarter was $1.7 million, compared to a $13.0 million operating income in the prior year period. Consolidated net loss for the quarter was $1.2 million or ($0.10) per diluted share, as compared to net income of $10.1 million or $0.84 per diluted share in the prior year quarter.

■

For the fiscal 2022 nine-month period, consolidated net sales increased by $74.0 million, or 19.2%, compared to the prior year period, as all three reportable segments had sales increases. Consolidated gross profit increased due to increases in the Hooker Branded and Domestic Upholstery segments, partially offset by decreased gross profit and margin in the Home Meridian segment. Consolidated operating income was $20.2 million for the fiscal 2022 nine-month period compared to a $24.9 million operating loss in the prior year period. Consolidated net income was $15.7 million or $1.30 per diluted share for the fiscal 2022 nine-month period, as compared to net loss of $19.0 million or ($1.61) per diluted share in the prior year period.

Our fiscal 2022 third quarter and nine months performance are discussed in greater detail below under “Review” and “Results of Operations.”

Review

Despite favorable demand for home furnishings and our strong order backlog, we were challenged by ongoing supply chain disruptions, the COVID lockdown and slower than expected reopenings in Vietnam and Malaysia, and industry-wide inflationary pressures. Fiscal 2022 third quarter consolidated net sales decreased by 10.9% compared to prior year period. Sales volume decline and increased product costs led to an operating loss of $1.7 million.

The Hooker Branded segment’s net sales increased by $8.7 million, or 18.5%, as compared to the prior year quarter, which was attributable to increased sales volume and lower discounting driven by higher demand, as well as inventory availability. All the net sales increases were in our Casegoods non-container business, which comprised 80% of revenue in this segment. Because we source product on a consistent weekly basis and ship product to our U.S. warehouses, Hooker Branded is better able to mitigate supply chain constraints and keep its best sellers in stock. However, higher ocean freight and product cost inflation significantly impacted this segment’s gross margin and offset the gains from sales increases in the third quarter. Despite these adverse factors, this segment reported $6.7 million operating income or an 11.9% operating margin. Incoming orders decreased slightly by 1.9% as compared to prior year period when business dramatically rebounded. Backlog remained historically high and nearly doubled as compared to the prior year third quarter end when backlog was already at a high level.

Home Meridian segment’s net sales decreased by $27.5 million, or 37.3%, as compared to the prior year third quarter and this segment reported a $10.2 million operating loss. Despite the disappointing financial results, we believe the challenges are short-term as discussed below:

●

During the quarter, container direct sales, which typically comprise the majority of revenue in this segment, decreased by over 50% compared to the prior year third quarter, driven by sales volume loss due to the temporary COVID lockdowns in Vietnam and Malaysia. As a result, sales with major furniture chains and large independent accounts decreased by over 50% compared to the prior year quarter, which counted for two thirds of total sales decrease in this segment. Additionally, e-commerce sales decreased by 25% due to inventory unavailability and price increases due primarily to increased freight costs. Clubs sales decreased due to lower volume and higher than expected chargebacks which negatively impacted net sales and operating income by $1.9 million in that channel. Hospitality sales also decreased during the quarter as this business has not yet recovered from the COVID crisis.

●

Higher freight costs adversely impacted gross margin by 800 bps in the quarter and were the primary driver of increased product costs. We imposed freight surcharges and price increases during the second and third quarters to mitigate these excess costs; however significant volume was shipped at pre-surcharge selling prices.

●

To help drive improved future profitability, eliminate low-margin categories and avoid unnecessary costs, we exited the Ready-To-Assemble (“RTA) furniture category and incurred cancellation costs of  $2.6 million for raw materials related to this exit. Although these costs increased segment cost of goods sold by 580 bps and resulted in a gross loss in the quarter, we estimate we avoided roughly $10 million in additional product and freight costs related to these orders by taking this action. Furthermore, this action allows us to focus resources on more profitable business opportunities to drive long-term growth.

The Home Meridian segment finished the quarter with a backlog 12% higher than the prior year third quarter end, and more than doubled as compared to pre-pandemic levels.

The Domestic Upholstery segment’s net sales increased by $2.6 million, or 10.3%, in the fiscal 2022 third quarter compared to the prior year period as all three divisions of the segment reported over or close to 10% sales increases. However, material cost inflation for nearly all the raw materials and higher freight surcharges on the materials increased product costs by 340 bps and offset the gains from increased sales. Other manufacturing constraints adversely impacted our profitability, including wage inflation and the domestic driver and truck shortage which adversely impacted the delivery of finished products. Despite increased material costs, this segment reported operating income of $1.4 million, or 5.2% operating margin for the third quarter. Although we are encouraged by historically high backlog at the end of the fiscal 2022 third quarter at all three divisions, production levels were adversely impacted by manufacturing capacities, inconsistent deliveries of materials due to supply disruption with our suppliers, and labor inefficiencies at the Sam Moore division. We have implemented price increases and surcharges with major accounts to improve margin and filled key positions to improve labor productivity. Since this segment has current order backlog levels of 5-6 months and prices were not increased on backlog orders, we anticipate seeing the benefits of the price increases beginning in the second quarter of fiscal 2023.

All Other’s net sales decreased by $134,000, or 4.0%, in the fiscal 2022 third quarter as compared to the prior year period, due to a 5.6% sales decrease at H Contract. The senior living industry, which comprises the majority of H Contract’s business, has been severely impacted by the pandemic and has reduced capital spending due to increased costs and uncertain revenues. However, as vaccination rates have increased, especially among the senior population, H Contract’s incoming orders have increased for three consecutive quarters in fiscal 2022 and finished the quarter with backlog 150% higher than prior year third quarter end. Despite the sales decrease, All Other still reported a 10.7% operating margin for the quarter.

Cash and cash equivalents stood at $57.2 million at fiscal 2022 third quarter-end, down $8.6 million compared to the balance at the fiscal 2021 year-end due primarily to $7.7 million increase in inventory. During the first nine months of fiscal 2022, we used cash on hand and $5 million generated from operations to pay $6.6 million of capital expenditures including $4.4 million in our newly opened Georgia distribution center, $6.4 million in cash dividends to our shareholders, and $2.6 million on our new common, cloud-based ERP platform. In addition to our cash balance, we have an aggregate of $27.9 million available under our existing revolver to fund working capital needs. We believe we have the financial resources to fund our business operations for the foreseeable future, including weathering an extended impact of COVID-19 pandemic as well as the logistics issues, cost increases and production capacity constraints which are currently impacting our industry.

Results of Operations

The following table sets forth the percentage relationship to net sales of certain items included in the condensed consolidated statements of income included in this report.

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	Oct 31,	Nov 1,	Oct 31,	Nov 1,
	2021	2020	2021	2020
Net sales	100%	100%	100%	100%
Cost of sales	85.0	77.6	81.4	79.4
Gross profit	15.0	22.4	18.6	20.6
Selling and administrative expenses	15.8	13.3	13.8	15.1
Goodwill impairment charges	-	-	-	10.3
Trade name impairment charges	-	-	-	1.2
Intangible asset amortization	0.4	0.4	0.4	0.5
Operating income/(loss)	(1.3)	8.7	4.4	(6.5)
Interest expense, net	-	0.1	-	0.1
Income/(Loss) before income taxes	(1.2)	8.7	4.4	(6.6)
Income tax expense	(0.3)	2.0	1.0	(1.6)
Net income/(loss)	(0.9)	6.7	3.4	(4.9)

Fiscal 2022 Third Quarter and Nine Months Compared to Fiscal 2021 Third Quarter and Nine Months

	Net Sales
	Thirteen Weeks Ended						Thirty-Nine Weeks Ended
	Oct 31,		Nov 1,				Oct 31,		Nov 1,
	2021		2020				2021		2020
		% Net Sales		% Net Sales	$ Change	% Change		% Net Sales		% Net Sales	$ Change	% Change
Hooker Branded	$56,037	42.0%	$47,287	31.6%	$8,750	18.5%	$157,304	34.3%	$113,268	29.4%	$44,036	38.9%
Home Meridian	46,230	34.6%	73,727	49.3%	(27,497)	-37.3%	217,964	47.5%	202,560	52.6%	15,404	7.6%
Domestic Upholstery	27,972	21.0%	25,350	16.9%	2,622	10.3%	74,996	16.3%	59,640	15.6%	15,356	25.7%
All Other	3,189	2.4%	3,323	2.2%	(134)	-4.0%	8,543	1.9%	9,353	2.4%	(810)	-8.7%
Consolidated	$133,428	100%	$149,687	100%	$(16,259)	-10.9%	$458,807	100%	$384,821	100%	$73,986	19.2%

Unit Volume	FY22 Q3 % Increase vs. FY21 Q3	FY22 YTD % Increase vs. FY21 YTD	Average Selling Price ("ASP")	FY22 Q3 % Increase vs. FY21 Q3	FY22 YTD % Increase vs. FY21 YTD

Hooker Branded	0.9%	20.6%	Hooker Branded	17.1%	14.5%
Home Meridian	-46.1%	-1.8%	Home Meridian	4.9%	1.6%
Domestic Upholstery	0.3%	17.1%	Domestic Upholstery	8.7%	6.4%
All Other	-19.4%	-17.2%	All Other	14.6%	7.4%
Consolidated	-35.6%	2.2%	Consolidated	31.7%	11.5%

Consolidated net sales decreased in the fiscal 2022 third quarter due to the sales decline in Home Meridian segment but increased in the first nine months as compared to the prior year periods.

■

The Hooker Branded segment’s net sales increased significantly in the fiscal 2022 third quarter and nine months, as compared to the respective prior year periods, due to both increased unit volume and ASP, driven by increased demand. Hooker Upholstery unit volume decreased during the third quarter due to inventory unavailability issues.

■

The Home Meridian segment’s net sales decreased in the fiscal 2022 third quarter driven by a 46% decrease in unit volume as the result of COVID lockdown in Vietnam which led to much lower shipments. For the nine-month period, net sales increased with major furniture chains and retail stores as the result of strong demand, partially offset by decreased net sales in hospitality business, e-commerce and the club businesses, and higher than expected chargebacks from a clubs channel customer. The ASP increase was attributable to price increases to mitigate higher freight costs; however, the increases were not sufficient to cover the excess freight costs.

■

The Domestic Upholstery segment’s net sales increased in the fiscal 2022 third quarter and nine months as all three divisions of the segment reported increased net sales for both periods. ASP increased at all three divisions in response to the inflation of material costs, with Sam Moore ASP increasing the most in order to improve profitability in this division. However, Sam Moore unit volume decreased during the third quarter due to labor inefficiencies.

■

All Other’s net sales decreased in the fiscal 2022 third quarter and nine-month period due to reduced unit volume at H Contract, as this division has not yet recovered from the impact of reduced capital spending by the senior living industry as a result of COVID crisis. ASP increased in response to increased product costs; however, it was not sufficient to offset the volume loss.

	Gross Profit/(Loss) and Margin
	Thirteen Weeks Ended						Thirty-Nine Weeks Ended
	Oct 31,		Nov 1,				Oct 31,		Nov 1,
	2021		2020				2021		2020
		% Net Sales		% Net Sales	$ Change	% Change		% Net Sales		% Net Sales	$ Change	% Change
Hooker Branded	$15,366	27.4%	$15,446	32.7%	$(80)	-0.5%	$49,639	31.6%	$35,894	31.7%	$13,745	38.3%
Home Meridian	(1,807)	-3.9%	11,169	15.1%	(12,976)	-116.2%	17,935	8.2%	28,489	14.1%	(10,554)	-37.0%
Domestic Upholstery	5,353	19.1%	5,751	22.7%	(398)	-6.9%	14,879	19.8%	11,555	19.4%	3,324	28.8%
All Other	1,095	34.3%	1,117	33.6%	(22)	-2.0%	2,853	33.4%	3,199	34.2%	(346)	-10.8%
Consolidated	$20,007	15.0%	$33,483	22.4%	$(13,476)	-40.2%	$85,306	18.6%	$79,137	20.6%	$6,169	7.8%

For the fiscal 2022 third quarter, consolidated gross profit and margin both decreased as compared to the prior year quarter. For the fiscal 2022 nine-month period, consolidated gross profit increased due to the sales increase while margin decreased.

■

The Hooker Branded segment’s gross profit and margin both decreased in the fiscal 2022 third quarter driven by higher freight costs, product cost inflation, and higher demurrage and drayage expenses due to supply chain interruptions. For the nine-month period, gross profit increased due primarily to the net sales increase while gross margin decreased slightly.

■

The Home Meridian segment’s gross profit and margin decreased significantly in the fiscal 2022 third quarter and nine-month period, due to sales volume loss, excess ocean freight costs, higher than expected customer chargebacks and order cancellation costs.

■

The Domestic Upholstery segment’s gross profit and margin decreased in the fiscal 2022 third quarter due primarily to raw material cost inflation, which offset the effect of increased sales. Gross profit and margin increased in the nine-month period due to net sales increases and production efficiencies from operating near full capacity due to historic levels of backlog.

■	All Other’s gross profit decreased in the fiscal 2022 third quarter and nine-month period due principally to H Contract net sales declines, while gross margin still maintained a high level.

	Selling and Administrative Expenses (S&A)
	Thirteen Weeks Ended						Thirty-Nine Weeks Ended
	Oct 31,		Nov 1,				Oct 31,		Nov 1,
	2021		2020				2021		2020
		% Net Sales		% Net Sales	$ Change	% Change		% Net Sales		% Net Sales	$ Change	% Change
Hooker Branded	$8,697	15.5%	$7,762	16.4%	$935	12.0%	$24,599	15.6%	$20,788	18.4%	$3,811	18.3%
Home Meridian	8,042	17.4%	8,325	11.3%	(283)	-3.4%	26,208	12.0%	26,305	13.0%	(97)	-0.4%
Domestic Upholstery	3,647	13.0%	3,067	12.1%	580	18.9%	10,503	14.0%	8,785	14.7%	1,718	19.6%
All Other	753	23.6%	696	21.0%	57	8.2%	2,033	23.8%	2,042	21.8%	(9)	-0.4%
Consolidated	$21,139	15.8%	$19,850	13.3%	$1,289	6.5%	$63,343	13.8%	$57,920	15.1%	$5,423	9.4%

Consolidated selling and administrative (“S&A”) expenses increased in absolute terms and as a percentage of net sales in the fiscal 2022 third quarter. For fiscal 2022 nine-month period, S&A expenses increased in absolute terms but decreased as a percentage of net sales.

■

The Hooker Branded segment’s S&A expenses increased in absolute terms in the fiscal 2022 third quarter driven by increased selling costs as the result of higher net sales, increased expenses incurred as part of our ERP project, and increased salaries and wages, partially offset by decreased bonus accruals on lower profits. For the fiscal 2022 nine-month period, S&A expenses increased in absolute terms due to the factors discussed above, offset by lower bad debt expenses due to the absence of a customer write-off in the current year. S&A expenses decreased as a percentage of net sales in the fiscal 2022 third quarter and nine-month period in the segment due to increased net sales.

■

The Home Meridian segment’s S&A expenses decreased in absolute terms in the fiscal 2022 third quarter due to lower selling costs on decreased sales, partially offset by increased severance expenses due to personnel changes and increased professional service expenses. S&A expense increased as a percentage of net sales in the fiscal 2022 third quarter due to decreased sales. For the fiscal 2022 nine-month period, S&A expenses decreased slightly in absolute terms, with lower selling costs, professional service expenses and advertising supply expenses, nearly offset by increased severance expenses, the absence of employee furloughs in the current year period, and increased market expenses and other spending as business returned to more normal levels. S&A expenses decreased as a percentage of net sales in the nine-month period in the segment due to higher net sales.

■

The Domestic Upholstery segment’s S&A expenses increased in absolute terms in the fiscal 2022 third quarter and nine-month period due to increased selling expenses on higher net sales, increased salaries and wages due to the absence of a number of employees furloughed when factories were temporarily shut down in the prior year period, and increased depreciation expenses due to the accelerated depreciation of our existing ERP system due to the expected implementation of an upgraded cloud-based ERP solution in fiscal 2023.

■

All Other S&A expenses increased in absolute terms in the fiscal 2022 third quarter and stayed essentially flat in the nine-month period due to increased market expenses, advertising supply expenses and other spending, offset by decreased selling expenses. S&A expenses increased as a percentage of net sales due to lower net sales in the segment.

In the prior year first quarter, we recorded $23.2 million and $16.4 million in non-cash impairment charges to write down goodwill in Home Meridian segment and the Shenandoah division under Domestic Upholstery segment, respectively. We also recorded $4.8 million non-cash impairment charges to write down tradenames in the Home Meridian segment.

	Intangible Asset Amortization
	Thirteen Weeks Ended						Thirty-Nine Weeks Ended
	Oct 31,		Nov 1,				Oct 31,		Nov 1,
	2021		2020				2021		2020
		% Net Sales		% Net Sales	$ Change	% Change		% Net Sales		% Net Sales	$ Change	% Change
Intangible asset amortization	$596	0.4%	$596	0.4%	$-	0.0%	$1,788	0.4%	$1,788	0.5%	$-	0.0%

Intangible asset amortization expense stayed the same compared to the prior year periods.

	Operating (Loss)/Profit and Margin
	Thirteen Weeks Ended						Thirty-Nine Weeks Ended
	Oct 31,		Nov 1,				Oct 31,		Nov 1,
	2021		2020				2021		2020
		% Net Sales		% Net Sales	$ Change	% Change		% Net Sales		% Net Sales	$ Change	% Change
Hooker Branded	$6,669	11.9%	$7,686	16.3%	$(1,017)	-13.2%	$25,040	15.9%	$15,108	13.3%	$9,932	65.7%
Home Meridian	(10,181)	-22.0%	2,510	3.4%	(12,691)	-505.6%	(9,274)	-4.3%	(26,754)	-13.2%	17,480	65.3%
Domestic Upholstery	1,443	5.2%	2,421	9.6%	(978)	-40.4%	3,589	4.8%	(14,399)	-24.1%	17,988	124.9%
All Other	341	10.7%	420	12.6%	(79)	-18.8%	820	9.6%	1,156	12.4%	(336)	-29.1%
Consolidated	$(1,728)	-1.3%	$13,037	8.7%	$(14,765)	-113.3%	$20,175	4.4%	$(24,889)	-6.5%	$45,064	181.1%

We recognized an operating loss in the fiscal 2022 third quarter due to the factors discussed above.

	Interest Expense, net
	Thirteen Weeks Ended						Thirty-Nine Weeks Ended
	Oct 31,		Nov 1,				Oct 31,		Nov 1,
	2021		2020				2021		2020
		% Net Sales		% Net Sales	$ Change	% Change		% Net Sales		% Net Sales	$ Change	% Change
Consolidated interest expense, net	$27	0.0%	$106	0.1%	$(79)	-74.5%	$81	0.0%	$433	0.1%	$(352)	-81.3%

Consolidated interest expense decreased in both the third quarter and nine months of fiscal 2022 due to the payoff of our term loans in fiscal 2021 fourth quarter.

	Income taxes
	Thirteen Weeks Ended						Thirty-Nine Weeks Ended
	Oct 31,		Nov 1,				Oct 31,		Nov 1,
	2021		2020				2021		2020
		% Net Sales		% Net Sales	$ Change	% Change		% Net Sales		% Net Sales	$ Change	% Change
Consolidated income tax (benefit)/expense	$(403)	-0.3%	$2,996	2.0%	$(3,399)	-113.5%	$4,563	1.0%	$(6,263)	-1.6%	$10,826	172.9%

Effective Tax Rate	24.8%		22.9%				22.5%		24.8%

We recorded income tax benefit of $403,000 for the fiscal 2022 third quarter compared to $3.0 million income tax expense for the comparable prior year quarter. The effective tax rates for the fiscal 2022 and 2021 third quarters were 24.8% and 22.9%, respectively. For the fiscal 2022 nine-month period, we recorded income tax expense of $4.6 million, compared to income tax benefit of $6.3 million for the comparable prior year period, of which $10.7 million was recorded related to goodwill and trade name impairment charges. The effective tax rates for the fiscal 2022 and 2021 nine-month periods were 22.5% and 24.8%, respectively.

	Net (Loss)/Income
	Thirteen Weeks Ended						Thirty-Nine Weeks Ended
	Oct 31,		Nov 1,				Oct 31,		Nov 1,
	2021		2020				2021		2020
		% Net Sales		% Net Sales	$ Change	% Change		% Net Sales		% Net Sales	$ Change	% Change
Net (loss)/income Consolidated	$(1,219)	-0.9%	$10,093	6.7%	$(11,312)	-112.1%	$15,691	3.4%	$(18,952)	-4.9%	$34,643	182.8%

Diluted earnings/(loss) per share	$(0.10)		$0.84				$1.30		$(1.61)

COVID-19

We monitor information on COVID-19 from the CDC and believe we are adhering to their recommendations regarding the health and safety of our personnel. To address the potential human impact of the virus, many of our administrative staff are telecommuting for at least part of their work-week. For those administrative staff not telecommuting and our warehouse and domestic manufacturing employees, we have implemented appropriate social distancing policies and have stepped-up facility cleaning at each location. Domestic travel for our employees has been limited and international travel is mostly non-existent. Testing, treatment and vaccinations for COVID-19 are covered 100% under our medical plan and counseling is available through our employee assistance plan to assist employees with financial, mental and emotional stress related to the virus and other issues. We are encouraging vaccinations and requiring the wearing of masks for unvaccinated employees. In addition, we are offering temporary paid leave to employees diagnosed with the virus (and those associates with another diagnosed person or persons in their household) and are working to accommodate associates with child-care issues related to school or day-care closures.

We continue to cautiously make decisions regarding our financial resources to weather and adapt to changes in market conditions, including any further impacts of COVID-19, including certain COVID variants and possible future pandemics.

Outlook

Consumer and retail demand remain historically strong, with the Company experiencing consolidated backlogs nearly triple compared to pre-pandemic level. However, we expect varying degrees of continued supply chain turbulence and product and raw materials cost inflation to impact our net sales and income in the short term, at least through the second quarter of fiscal 2023.

We expect that our Hooker Branded and Domestic Upholstery segments will continue to be less challenged than Home Meridian primarily due to more than 70% of Home Meridian’s business historically being direct container versus domestic warehouse distribution. In addition, higher freight costs have a greater impact as a percentage on the Home Meridian’s lower price points.

We continue to manage our logistics issues, with the goal of minimizing costs and maximizing delivery; however, there is no indication that ocean freight container rates will return to pre-COVID-19 levels in the near term. We believe we have mitigated these dynamics as much as possible through surcharges and price increases, but these increases can trail price increases received from logistics partners and suppliers for up to ninety days and up to one hundred eighty days for some backlog orders. Additionally, in the current environment, these supply-side factors are unpredictable and often involve frequent, unexpected changes with little or no notice.

We believe we are utilizing all available levers to help mitigate these headwinds, and we remain optimistic about our long-term position as we work our way through these transitory disruptions. Our strong balance sheet and variable cost business model give us confidence that we can weather this current industry-wide challenge and will allow us to take advantage of the healthy consumer demand environment and long-term positive economic indicators and demographic trends for home-related industries. However, we continue to see increased competition for consumer discretionary income from industries such as travel, apparel, dining out and in-person events as vaccination rates increase. Additionally, potential adverse effects of new COVID-19 variants on the US and global economies remain uncertain.

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

We believe we are well positioned to help consumers enhance their homes with comfortable, stylish and quality home furnishings and will continue to focus on items under our control such as developing relevant new products to meet consumer needs, operational improvements, managing overhead and costs, and executing our strategic growth initiatives. We remain optimistic as we manage through the current challenging environment.

Financial Condition, Liquidity and Capital Resources

Cash Flows – Operating, Investing and Financing Activities

	Thirty-Nine Weeks Ended
	October 31,	November 1,
	2021	2020
Net cash provided by operating activities	$4,974	$67,607
Net cash (used in)/provided by investing activities	(7,159)	328
Cash used in financing activities	(6,437)	(10,092)
Net (decrease)/increase in cash and cash equivalents	$(8,622)	$57,843

During the nine months ended October 31, 2021, we used a portion of the existing cash and cash equivalents on hand and $5 million generated from operations to pay $6.6 million of capital expenditures to enhance our business systems and facilities, including $4.4 million in our newly opened Georgia distribution center, $6.4 million in cash dividends, $2.6 million on our new common, cloud-based ERP platform and $533,000 in life insurance premiums on Company-owned life insurance policies.

In comparison, during the nine months ended November 1, 2020, we used a portion of the $67.6 million cash generated from operations and $1.5 million life insurance proceeds to pay $5.7 million in cash dividends, $4.8 million in principal and interest payments on our term loans, $642,000 to enhance our business systems and facilities, and $519,000 in life insurance premiums on Company-owned life insurance policies.

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

The loan covenants agreed to under the Previous Agreements continue to apply to us. They include customary representations and warranties and require us to comply with customary covenants, including, among other things, the following financial covenants:

■	Maintain a ratio of funded debt to EBITDA not exceeding 2.00:1.00;

■	A basic fixed charge coverage ratio of at least 1.25:1.00; and

■	Limit capital expenditures to no more than $15.0 million during any fiscal year.

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

We were in compliance with each of these financial covenants at October 31, 2021 and expect to remain in compliance with existing covenants for the foreseeable future. We believe we have the financial resources to fund our business operations, including weathering the logistics issues, cost increases and production capacity constraints which are currently impacting our industry.

As of October 31, 2021, we had $27.9 million available under our Existing Revolver to fund working capital needs. Standby letters of credit in the aggregate amount of $7.1 million, used to collateralize certain insurance arrangements and for imported product purchases, were outstanding under the Existing Revolver as of October 31, 2021. There were no additional borrowings outstanding under the revolving credit facility as of October 31, 2021.

Capital Expenditures

We expect to spend approximately $500,000 in capital expenditures over the remainder of fiscal 2022 to maintain and enhance our operating systems and facilities.

Enterprise Resource Planning

In early fiscal 2022, our Board of Directors approved an upgrade to our current ERP system and implementation efforts began shortly thereafter. We expect to implement the ERP upgrade in our Hooker Branded segment and certain divisions under Domestic Upholstery segment by mid calendar 2022, with Home Meridian and Shenandoah divisions following afterwards. To complete the ERP system implementation as anticipated, we will be required to expend significant financial and human resources. We anticipate spending approximately $5.5 million over the course of this project, with a significant amount of time invested by our associates. We spent approximately $2.6 million on this project in the first nine months of fiscal 2022 and expect to spend approximately $1 million in the last quarter of fiscal 2022.

Dividends

On December 7, 2021, our board of directors declared a quarterly cash dividend of $0.20 per share, an increase of $0.02 per share or 11% over the most recent dividend, which will be paid on December 31, 2021 to shareholders of record at December 17, 2021. The Board will continue to evaluate the appropriateness of the current dividend rate considering our performance and economic conditions in future quarters.

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

Interest Rate Risk

Borrowings under the revolving credit facility bear interest based on LIBOR plus 1.0%. As such, this debt instrument exposes us to market risk for changes in interest rates. There was no outstanding balance under our revolving credit facility as of October 31, 2021, other than amounts reserved for standby letters of credit in the amount of $7.1 million.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended October 31, 2021. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective as of October 31, 2021 to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to the Company’s management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure and are effective to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the fiscal quarter ended October 31, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 6.         Exhibits

3.1	Articles of Incorporation of the Company, as amended as of September 16, 2021

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

101*	Interactive Data Files (formatted as Inline XBRL)

104*	Cover page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

____________

*Filed herewith

** Furnished herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOOKER FURNISHINGS CORPORATION

Date: December 9, 2021	By: /s/Paul A. Huckfeldt
Paul A. Huckfeldt Chief Financial Officer and Senior Vice President – Finance and Accounting