Form 10-K
period 2022-01-30
HOOKER FURNISHINGS Corp
filed 2022-04-15
CIK 1077688

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended January 30, 2022

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $385.7 million.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of April 11, 2022:

Common stock, no par value	11,942,493
(Class of common stock)	(Number of shares)

Documents incorporated by reference: Portions of the registrant’s definitive Proxy Statement for its Annual Meeting of Shareholders scheduled to be held June 7, 2022 are incorporated by reference into Part III.

Hooker Furnishings Corporation

All references to 2022, 2021, 2020, 2019, and 2018 or other years are referring to our fiscal years, unless otherwise stated. Our fiscal years end on the Sunday closest to January 31, with fiscal 2022 ending on January 30, 2022. Our quarterly periods are based on thirteen-week “reporting periods” (which end on a Sunday) rather than quarterly periods consisting of three calendar months. As a result, each quarterly period generally is thirteen weeks, or 91 days, long, except as noted below. In some years (generally once every six years) the fourth quarter will be fourteen weeks long and the fiscal year will consist of fifty-three weeks. The 2019 fiscal year that ended on February 3, 2019 was a 53-week fiscal year.

All references to the “Company,” “we,” “us” and “our” in this document refer to Hooker Furnishings Corporation and its consolidated subsidiaries, unless specifically referring to segment information. All references to the “Hooker”, “Hooker Division”, “Hooker Legacy Brands” or “traditional Hooker” divisions or companies refer to the current components of our Hooker Branded segment. The Domestic Upholstery Segment includes Bradington-Young, Sam Moore, and Shenandoah Furniture. All Other includes H Contract and Lifestyle Brands.

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

■

risks associated with our reliance on offshore sourcing and the cost of imported goods, including fluctuation in the prices of purchased finished goods, freight costs, including the price and availability of shipping containers, vessels, ocean and domestic trucking, and warehousing costs and the risk that a disruption in our offshore suppliers could adversely affect our ability to timely fill customer orders;

■

risks associated with domestic manufacturing operations, including fluctuations in capacity utilization and the prices and availability of key raw materials, as well as changes in transportation, warehousing and domestic labor costs, availability of skilled labor, and environmental compliance and remediation costs;

■

the risks related to the recent Sunset West acquisition including integration costs, maintaining Sunset West’s existing customer relationships, the loss of key employees from Sunset West, the disruption of ongoing businesses or inconsistencies in standards, controls, procedures and policies across the business which could adversely affect our internal control or information systems and the costs of bringing them into compliance and failure to realize benefits anticipated from the acquisition;

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

■

disruptions and damage (including those due to weather) affecting our Virginia, Georgia, North Carolina or California warehouses, our Virginia or North Carolina administrative facilities, our North Carolina and Las Vegas showrooms or our representative offices or warehouses in Vietnam and China;

■	risks associated with our newly leased warehouse space in Georgia including information systems, access to warehouse labor and the inability to realize anticipated cost savings;

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

■

the interruption, inadequacy, security breaches or integration failure of our information systems or information technology infrastructure, related service providers or the internet or other related issues including unauthorized disclosures of confidential information or inadequate levels of cyber-insurance or risks not covered by cyber- insurance;

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

Hooker Furnishings Corporation

Part I

ITEM 1. BUSINESS

Hooker Furnishings Corporation, incorporated in Virginia in 1924, is a designer, marketer and importer of casegoods (wooden and metal furniture), leather furniture, fabric-upholstered furniture and outdoor furniture for the residential, hospitality and contract markets. We also domestically manufacture premium residential custom leather and custom fabric-upholstered furniture. We are ranked among the nation’s top five largest publicly traded furniture sources, based on 2020 shipments to U.S. retailers, according to a 2021 survey by a leading trade publication.

Recent Sunset Acquisition

On January 31, 2022, the first day of our 2023 fiscal year, we entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with Sunset HWM, LLC (“Sunset West”) and its three members (the “Sunset West Members”) to acquire substantially all of the assets of Sunset West (the “Sunset Acquisition”). Simultaneously, we closed on the transaction by paying $23.5 million in cash and $2 million subject to an escrow arrangement and possible earn-out payments to the Sunset West Members up to an aggregate of $4 million with the closing cash consideration subject to adjustment for customary working capital estimates. Under the Asset Purchase Agreement, the Company also assumed specified liabilities of Sunset West.

Sunset West is a leading West Coast-based manufacturer of outdoor furniture with its headquarters in Vista, California. The transaction enables us to immediately gain market share in the growing outdoor furniture segment of the industry with one of the most respected brands in the category. For more information regarding the Sunset Acquisition, please see Note 20 Subsequent Events to our Consolidated Financial Statements on page F-31.

Reportable Segments

Furniture sales account for all of our net sales. For financial reporting purposes and as described further below, we are organized into three reportable segments, Hooker Branded, Home Meridian and Domestic Upholstery. Our other businesses are aggregated into “All Other”. See Note 16 -Segment Information to our Consolidated Financial Statements for additional financial information regarding our operating segments.

Products

Our product lines cover the design spectrum of residential furniture: traditional, contemporary and transitional. Further, our product lines are in the “good”, “better” and “best” product categories, which carry medium and upper price points. Hooker Furnishings Corporation consists of the following three operating segments and “All Other”:

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
□

HMidea, ready-to-assemble (RTA) furniture category and Clubs channel in its wind-down phase. Due to low profitability, we began exiting the RTA furniture category and warehouse clubs (Clubs) channel in fiscal 2022.

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

While we are still analyzing Sunset West’s operations and the requirements of ASC 280: Segment Reporting, we anticipate Sunset West will be included in the Domestic Upholstery segment.

Sourcing

Imported Products

We have sourced products from foreign manufacturers for over thirty years, predominantly from Asia. Imported casegoods and upholstered furniture together accounted for approximately 82% in fiscal 2022 and 83% of our net sales in both fiscal 2021 and fiscal 2020.

Our imported furniture business is subject to inherent risks in importing products manufactured abroad, including, but not limited to, supply disruptions and delays due to a variety of reasons, including our foreign suppliers’ factory capacities, factory shutdowns, and delays caused by the COVID-19 pandemic and possible similar health-related issues, much higher ocean freight costs, container and vessel space availability, currency exchange rate fluctuations, economic and political developments and instability, as well as the laws, policies and actions of foreign governments and the United States. These laws, policies and actions may include regulations affecting trade or the application of tariffs, much like the 25% tariff on certain goods imported into the United States from China, including almost all furniture and furniture components manufactured in China since fiscal 2019. In response to these tariffs, we began re-sourcing products from non-tariff countries, primarily Vietnam, and to a lesser extent Malaysia, and reduced our Chinese imports to less than 15% by the end of fiscal 2022.

Because of the large number and diverse nature of the foreign suppliers from which we source our imported products, we have flexibility in the sourcing of products among any particular supplier or country. However, a disruption in our supply chain from a major supplier or from Vietnam, China, or Malaysia in general, could significantly compromise our ability to fill customer orders for products manufactured at that factory or in that country. Supply disruptions and delays on selected items could occur for six months or longer. If we were to be unsuccessful in obtaining those products from other sources or at a comparable cost, a disruption in our supply chain from a major furniture supplier, or from Vietnam, China, or Malaysia in general, could decrease our sales, earnings and liquidity.

In the summer of calendar 2021, many of our Vietnam and Malaysia suppliers were temporarily closed or operating at reduced capacity due to a COVID-19-related lockdown and did not fully resume until after the Lunar New Year holidays in calendar 2022. Slower-than expected re-openings and delays at the factories, along with constrained container and steamship availability, negatively impacted shipments and sales at our Home Meridian segment and the inventory levels at our Hooker Branded segment, which resulted in out-of-stock issues and decreased sales. Additionally, port congestion has led to delays in unloading furniture once it reaches U.S. ports. All of these factors, combined with the production halt that regularly occurs at the Lunar New Year holidays, have significantly lengthened the time it takes to ship and receive goods and our order backlog is at historic levels.

Given the sourcing capacity available in Vietnam, China, Malaysia and other low-cost producing countries, we currently believe the risks from these potential supply disruptions are manageable; however, we have limited insight into the extent to which our business could be further impacted by COVID-19 and there are many unknowns including, how long we will be impacted, the severity of the impacts and the probability of a recurrence of COVID-19 or similar regional or global pandemics. See Item 1A, “Risk Factors” for additional information on our risks related to imported products.

For imported products, we generally negotiate firm pricing with foreign suppliers in U.S. Dollars, typically for a term of at least one year. However, under certain circumstances, we may re-negotiate pricings during the year. During fiscal 2022, due to the global supply chain crisis and inflation pressure in Asia and the U.S., we were forced to re-negotiate prices multiple times during the year. We accept the exposure to exchange rate movements during these negotiated periods. We do not use derivative financial instruments to manage this risk but could choose to do so in the future. Since we transact our imported product purchases in U.S. Dollars, a relative decline in the value of the U.S. Dollar compared to the currencies from which we obtain our imported products could increase the price we pay for imported products beyond the negotiated periods. We generally expect to reflect substantially all of the effects of any price increases from suppliers in the prices we charge for imported products. However, these price changes could adversely impact sales volume and profit margin during the affected periods. Conversely, a relative increase in the value of the U.S. Dollar compared to the currencies from which we obtain our imported products could decrease the cost of imported products and favorably impact net sales and profit margins during the affected period. However, due to other factors, such as inflationary pressure in China and other countries, we may not fully realize savings when exchange rates fall. Therefore, lower exchange rates may only have a tempering effect on future price increases by merely delaying cost increases on imported products. See also Item 7A. “Quantitative and Qualitative Disclosures About Market Risk.”

Raw Materials

Significant materials used in manufacturing our domestic upholstered furniture products include leather, fabric, foam, wooden and metal frames and electronic mechanisms. Most of the leather is imported from Italy, South America and China, and is purchased as full hides and cut and sewn in our facilities or is purchased as pre-cut and sewn kits processed by our vendors to our pattern specifications. We believe our sources for raw materials are adequate and that we are not dependent on any one supplier. Our five largest domestic upholstery suppliers accounted for 32% of our raw materials purchases for domestic upholstered furniture manufacturing operations in fiscal 2022. In the first half of fiscal 2022, we experienced shortages of foam which had a short-term but material impact on production levels, sales volume and operating efficiencies for that same period. Should disruptions with these suppliers occur, other than macro disruptions affecting all such suppliers, we believe we could successfully source these products from other suppliers without significant disruption to our operations. For example, as of the date of this report, our SFI division is in the process of re-sourcing Russian Birch plywood as a result of possible tariffs and lack of availability due to the current conflict in Ukraine.

Customers

Our home furnishings products are sold through a variety of retailers including independent furniture stores, department stores, mass merchants, national chains, catalog merchants, interior designers, e-commerce retailers and warehouse clubs. No single customer accounted for more than 8% of our consolidated sales in fiscal 2022. Our top five customers accounted for approximately 26% of our fiscal 2022 consolidated sales. The loss of any one or more of these customers would have a material adverse impact on our business. Roughly 2% of our sales in fiscal 2022 were to international customers. We define sales to international customers as sales to customers outside of the United States and Canada since our independent domestic sales force services both countries.

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

Warehousing and Distribution

We distribute furniture to retailers directly from factories and warehouses in Asia via our container direct programs and from our distribution centers in Virginia, North Carolina, Georgia and California, and in limited cases, from customer operated warehouses in strategic locations. We are in the process of consolidating our Home Meridian segment’s North Carolina warehousing operations into an 800,000 square foot distribution center in Liberty County, Georgia, which we occupied in the Fall of 2021. We believe that this strategically located facility near the Port of Savannah and major interstate highways will allow us to more efficiently service our customers, reduce transportation costs and better position us for future growth.

Working Capital Practices

Inventory: We generally import casegoods inventory and certain upholstery items in amounts that enable us to meet the delivery requirements of our customers, our internal in-stock goals and minimum purchase requirements from our sourcing partners.

In the summer of calendar 2021, factories in Vietnam and Malaysia were temporarily closed due to COVID-related lockdown. Slower than expected re-openings and factory delays led to low inventory receipts in the second half of the year in Hooker Branded segment, which ships the majority of its products from U.S. warehouses to customers. Additionally, container availability and steamship capacity continued to be challenging. We expect these conditions to improve as we move through the second quarter of fiscal 2023.

Most of the Hooker Branded segment’s products are shipped from our US warehouses, while a large percentage of products sold at our Home Meridian segment are not warehoused by us but ship directly to our customers and thus not included as inventory. However, Home Meridian’s warehoused inventory increased $7 million as compared to the end of the prior fiscal year, due primarily to increased inventory in Home Meridian’s Accentrics Home division. Generally, our domestic upholstery segment products are made to order and shipped shortly after they are produced; however, due to the domestic truck driver shortage, shipments of this segment’s finished goods slowed somewhat in fiscal 2022. We do not carry significant amounts of hospitality products, as most of these products are built to order and are shipped shortly after their manufacture.

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

Accounts payable: Payment for our imported products warehoused first in Asia is due ten to fourteen days after our quality audit inspections are complete and the vendor invoice is presented. Payment for goods which are shipped to our US warehouses or container direct to our customers FOB Origin (free on board origin, which means the buyer is responsible for the costs and liability of the freight during transport) is generally due upon proof of lading onto a US-bound vessel and invoice presentation; however, payment terms, depending on the supplier, can stretch up to 45 days from invoice date. Payment terms for domestic raw materials and non-inventory related charges vary but are generally 30 days from invoice date.

Order Backlog

At January 30, 2022, our backlog of unshipped orders was as follows:

	Order Backlog
	(Dollars in 000s)
	January 30, 2022		January 31, 2021
Reporting Segment	Dollars	Weeks	Dollars	Weeks

Hooker Branded	$68,925	17.9	$34,776	11.1
Home Meridian	167,968	31.3	180,188	33.2
Domestic Upholstery	67,068	34.1	30,271	18.8
All Other	6,148	27.2	2,845	12.8

Consolidated	$310,109	27.2	$248,080	23.9

In the discussion below and herein we reference changes in sales orders or “orders” and sales order backlog (unshipped orders at a point in time) or “backlog” over and compared to certain periods of time and changes discussed are in sales dollars and not units of inventory, unless stated otherwise. We believe orders are generally good current indicators of sales momentum and business conditions. If the items ordered are in stock and the customer has requested immediate delivery, we generally ship products in about seven days or less from receipt of order; however, orders may be shipped later if they are out of stock or there are production or shipping delays or the customer has requested the order to be shipped at a later date. It is our policy and industry practice to allow order cancellation for casegoods up to the time of shipment or, in the case of container direct orders, up until the time the container is booked with the ocean freight carrier; therefore, customer orders for casegoods are not firm. However, domestically produced upholstered products are predominantly custom-built and consequently, cannot be cancelled once the leather or fabric has been cut. Additionally, our hospitality products are highly customized and are generally not cancellable.

For the Hooker Branded and Domestic Upholstery segments and All Other, we generally consider backlogs to be one helpful indicator of sales for the upcoming 30-day period, but because of our relatively quick delivery and our cancellation policies, we do not consider order backlogs to be a reliable indicator of expected long-term sales. We generally consider the Home Meridian segment’s backlog to be one helpful indicator of that segment’s sales for the upcoming 90-day period. Due to (i) Home Meridian’s sales volume, (ii) the average sales order sizes of its mass, and mega account channels of distribution, (iii) the proprietary nature of many of its products and (iv) the project nature of its hospitality business, for which average order sizes tend to be larger and consequently, its order backlog tends to be larger. There are exceptions to the general predictive nature of our orders and backlogs noted in this paragraph due to current demand and supply chain challenges related to the COVID-19 pandemic. They are discussed in greater detail below and are essential to understanding our prospects.

We are very encouraged by the current historic levels of orders and backlogs; however, due to the current supply chain issues including the lack and cost of shipping containers and vessel space and limited overseas vendor capacity, orders are not converting to shipments as quickly as would be expected compared to the pre-pandemic environment and we expect that to continue at some level through at least the fiscal 2023 second quarter. The current logistics challenges are slowing order fulfillment, particularly for Home Meridian whose average order sizes tend to be larger and more project-based versus orders for the traditional Hooker businesses, which tend to be smaller and more predictable. Additionally, Home Meridian orders are programmed out and scheduled for delivery to its larger accounts further into the future than usual, which is also contributing to its large backlog.

At the end of fiscal 2022, order backlog increased $62 million or 25% as compared to the prior year end due largely to increased incoming orders in the Hooker Branded and Domestic Upholstery segments, and to a lesser degree, continued supply chain disruptions and delays affecting those segments.

Seasonality

Generally, sales in our fiscal first quarter are lower than our other fiscal quarters due to the post-Chinese New Year shipping lag and sales in our fiscal fourth quarter are generally stronger due to the pre-Chinese New Year surge in shipments from Asia.

Environmental Matters

As a part of our business operations, our manufacturing sites generate both non-hazardous and hazardous wastes; the treatment, storage, transportation and disposal of which are subject to various local, state and federal laws relating to environmental protection. Our policy is to record monitoring commitments and environmental liabilities when expenses are probable and can be reasonably estimated. The costs associated with our environmental responsibilities, compliance with federal, state and local laws regulating the discharge of materials into the environment, or costs otherwise relating to the protection of the environment, have not had and are not expected to have a material effect on our financial position, results of operations, capital expenditures or competitive position.

We are actively working to refine our environmental stewardship based on current best practices, shareholder expectations and regulatory developments. Our environmental steering committee meets at least monthly to discuss the development and implementation of environmental initiatives and our Board is updated at least quarterly on those initiatives. We note the following ongoing activities and new developments:

■	won the Sustainable Furnishings Council Green Ribbon Award for our Octavius Cocktail Table for design, aesthetics, sustainability, and ingenuity;

■	became EFEC (“Enhancing Furniture’s Environmental Culture”) certified at Hooker Branded, Sam Moore, and Bradington-Young facilities;

■	began using FSC (“Forest Stewardship Council”) compliant paper products and replaced Styrofoam packing with recyclable material for repacking in all distribution centers;

■	switched to LED lighting and cleaner-operating electric forklifts in many locations including our new distribution center in Georgia;

■	recycled, reused or repurposed substantially all of our pallets;

■	repurposed wood chips and sawdust from Bradington-Young and the Shenandoah Valdese and Mount Airy facilities for use in the farming industry;

■	disposed of eWaste using an EPA compliant eWaste recycling firm in all divisions; and

■

provided monetary support to the Sustainable Furnishings Council, the Arbor Day Foundation, the Eco-Council of the Dan River basin, and Foothills Conservancy to support various projects including reforestation in Florida and clean-up efforts in local counties.

Human Capital Resources

As of January 30, 2022, we had 1,294 full-time employees, of which 242 were employed in our Hooker Branded segment, 371 were employed in our Home Meridian segment, 674 were employed in our Domestic Upholstery segment and 7 were employed in All Other. 1,091 employees were located in the United States and 203 were located in Asia. None of our employees are represented by a labor union. We consider our relations with our employees to be good.

We are committed to creating a diverse, equitable and inclusive space for all our employees, customers and retail partners. The core values of our company include integrity, caring and inclusivity that affirms every individual. Our leadership team is committed to fostering an environment where everyone is welcomed, respected, listened to and valued for their unique contributions to the organization, and to providing a work environment that is free from all forms of harassment, discrimination and inequality. We recruit, employ, train, promote and compensate our employees without regard to race, ethnicity, age, gender, gender identity, religion, national origin, citizenship, marital status, veteran’s status or disability. All facilities have established human resource departments with formal hiring processes and controls in place to ensure ethical and fair hiring practices. The action steps that we have taken recently or are working on currently include:

■

formed a Diversity, Equity, and Inclusion (DEI) leadership team with over 15 senior executives representing all divisions of the Company meeting on a regular basis to guide both short- and long-term goals in addition to creating the overall strategic direction of DEI at the Company;

■	formed an employee-led Diversity Council consisting of a diverse group of employees;

■	partner with an outside DEI consultant to assist in crafting a plan to embed DEI culturally;

■	provide diversity, equity and inclusion training for all employees; and

■	formalized our Occupational Health and Safety Policy.

We compensate employees competitively relative to the industry and local labor market, and in accordance with all applicable federal, state and local wage, work hour, overtime and benefit laws. In addition, we offer competitive benefits to support the well-being of all employees including health insurance, disability and life insurance, wellness credits, paid time off, a 401(k) savings plan with company-match, an employee assistance program, and educational stipends to children and spouses of our employees (excluding family members of officers and board directors of the Company). Additionally, need and merit-based renewable undergraduate college scholarships are available through the Hooker Educational Scholarship Fund for children and spouses of full-time employees, excluding family members of current and former officers and board directors of the Company.

Patents and Trademarks

The Hooker Furnishings, Hooker Furniture, Bradington-Young, Sam Moore, Pulaski Furniture, Samuel Lawrence Furniture, Samuel Lawrence Hospitality, Room Gear, Right2Home, Home Meridian International, Prime Resources International, Accentrics Home, HMidea, Shenandoah, H Contract, Homeware, MARQ and Sunset West trade names represent many years of continued business. We believe these trade names are well-recognized and associated with quality and service in the furnishings industry. We also own a number of patents and trademarks, both domestically and internationally, none of which is considered to be material.

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

Additional Information

You may visit us online at hookerfurnishings.com, hookerfurniture.com, bradington-young.com, sammoore.com, homemeridian.com, pulaskifurniture.com, slh-co.com, hcontractfurniture.com and sunsetwestusa.com. We make available, free of charge through our Hooker Furnishings website hookerfurnishings.com, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, amendments to those reports, and other documents as soon as practical after they are filed with or furnished to the Securities and Exchange Commission. A free copy of our annual report on Form 10-K may also be obtained by contacting Earl Armstrong, Corporate Controller and Secretary at earmstrong@hookerfurnishings.com or by calling 276-632-2133.

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

The COVID-19 pandemic is a serious threat to health and economic well-being affecting our customers, our associates and our suppliers. Home furnishings purchases are largely postponable and heavily influenced by consumer confidence and most of our customers’ businesses are classified as non-essential. Consequently, traffic to our customers’ stores and demand for our products significantly decreased at the initial height of the pandemic, our sales deteriorated and our earnings were negatively impacted. COVID-19 also impacted our Asian supply chain, particularly as a result of mandatory shutdowns in locations where our products are manufactured, and we experienced out-of-stocks and lost sales as a result. Additionally, the demand surge that occurred after the initial height of the pandemic continues to cause supplier capacity restraints, shipping container and steamship space shortages. These logistics issues have increased costs, led to out-of-stocks and adversely affected our sales and earnings. Our sales order backlog is at historic levels due to these factors, and we cannot assure that we will be able to convert this backlog into sales at a normal pace or at all. We face the risk that current consumer demand could soften, or our customers could go elsewhere for products if our competitors are able to solve the current issues and we cannot. Alternatively, solving these issues may significantly diminish our profit margins if we are unable to offset these additional costs.

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

We rely on offshore sourcing from Vietnam, China and Malaysia for most of our sales. Consequently:

■

A disruption in supply from Vietnam, China or Malaysia or from our most significant suppliers in Asia could adversely affect our ability to timely fill customer orders for these products and decrease our sales, earnings and liquidity.

In fiscal 2022, imported products sourced from Vietnam and China accounted for 88% of our import purchases and our top five suppliers in Vietnam and China accounted for 42% of our fiscal 2022 import purchases. Our supply chain could be adversely impacted by the uncertainties of health concerns and governmental restrictions. A disruption in our supply chain, or from Vietnam, China or Malaysia in general, could significantly impact our ability to fill customer orders for products manufactured in those countries. For example, in the summer of calendar 2021, our suppliers in Vietnam and Malaysia were temporarily closed or operated at substantially reduced levels due to a COVID-related lockdown. We faced supply chain constraints including but not limited to slower-than-expected re-openings, capacity limitations and production delays at some of our suppliers, along with the reduced shipping container and ocean vessel space availability. Home Meridian segment shipping and sales were immediately impacted as the majority of its business is container direct customers. In the fourth quarter of fiscal 2022, Hooker Branded segment sales were also impacted due to low inventory receipts in the second half of fiscal 2022 which consequently resulted in out-of-stocks. In some cases, we were able to provide substitutions using inventory on hand, in-transit and from our domestic warehouses, but not enough to entirely mitigate the lost sales. Supply disruptions and delays on selected items could occur for six months or longer before the impact of remedial measures would be reflected in our results. If we are unsuccessful in obtaining those products from other sources or at comparable cost, a disruption in our supply chain from our largest import furniture suppliers, or from Vietnam, China or Malaysia in general, could adversely affect our sales, earnings, financial condition and liquidity.

■	Increased transportation costs, including freight costs on imported products could decrease earnings and liquidity.

Transportation costs, including ocean freight costs and domestic trucking costs, on imported products currently represent a significant portion of the cost of those products. Transportation costs on our imported products are affected by a myriad of factors including the global economy, petroleum prices and ocean freight carrier capacity. We have seen a significant spike in these costs over the past year and our profitability has been materially impacted. We have implemented price increases and surcharges; however, there can be no assurance that we will be successful in increasing prices or receiving freight surcharges in the future or that we can do it quickly enough to offset increased costs. Increased transportation costs, both domestically and internationally, in the future would likely adversely affect earnings, financial condition and liquidity.

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

The warehouses in which we store our inventory in Virginia, North Carolina, Georgia and California are critical to our success. Our corporate and divisional headquarters, which house our administration, sourcing, sales, finance, merchandising, customer service and logistics functions for our imported and domestic products are located in Virginia, North Carolina and California.

Our domestic upholstery manufacturing facilities are located in Virginia and North Carolina. Furniture manufacturing creates large amounts of highly flammable wood dust and utilizes other highly flammable materials such as varnishes and solvents in its manufacturing processes and is therefore subject to the risk of losses arising from explosions and fires.

Additionally, our domestic operations have been negatively affected by COVID-19 and we experienced some COVID-related employee absences. During the initial height of the COVID-19 crisis in early calendar 2020, we activated business continuity plans and many administrative employees telecommuted given recommendations for social distancing and most of our domestic manufacturing facilities temporarily closed or operated at reduced levels. We also instituted increased cleaning regimens and social distancing and masking protocols for office, manufacturing and warehousing associates. As COVID-infection rates have decreased, more administrative employees have returned to our offices and social distancing and masking protocols have adjusted to current public health guidelines. Any disruption affecting our domestic facilities, for even a relatively short period of time, could adversely affect our ability to ship our furniture products and disrupt our business, which could adversely affect our sales, earnings, financial condition and liquidity.

Labor shortages could disrupt operations at our domestic warehousing and manufacturing facilities

Demand for home furnishings rose after the COVID-19 pandemic and lead to higher-than-normal order rates and historic levels of order backlogs. We hired an increased number of employees in all three segments during fiscal 2022 in response to business growth. It has become increasingly difficult to recruit skilled labor into our domestic upholstery plants and training and turnover costs have increased. In fiscal 2022, lack of qualified workers and high turnover in a variety of positions caused increased training costs, adversely affected our production schedules and the ability to ship our furniture products, which adversely affected our sales, earnings and liquidity. Should these issues persist or increase due to the COVID-19 pandemic or similar pandemics in the future, our sales, earnings, financial condition and liquidity could again be adversely affected.

Fluctuations in the price, availability or quality of raw materials for our domestically manufactured upholstered furniture could cause manufacturing delays, adversely affect our ability to provide goods to our customers or increase our costs.

We use various types of wood, leather, fabric, foam and other filling material, high carbon spring steel, bar and wire stock and other raw materials in manufacturing upholstered furniture. We depend on outside suppliers for raw materials and must obtain sufficient quantities of quality raw materials from these suppliers at acceptable prices and in a timely manner. We do not have long-term supply contracts with our suppliers. Unfavorable fluctuations in the price, quality or availability of required raw materials could negatively affect our ability to meet the demands of our customers. For example, our domestic upholstery segment experienced foam allocations of between 60-75% of requested amounts in early fiscal 2022 which negatively impacted production efficiencies for several months. Later we experienced raw material cost inflation for nearly all of our raw materials and higher freight surcharges to bring in these materials. We may not always be able to pass price increases on raw materials through to our customers due to competition and other market pressures. In addition, the price increases are frequently implemented on future orders instead of existing order backlogs. Considering our lead times of five to six months, the benefits of new pricing could be offset by continued price increases from our suppliers that could impact us before we realize the benefit from our price increases. The inability to meet customers’ demands or recover higher costs could adversely affect our sales, earnings, financial condition and liquidity.

In 2021, Russia was the third largest source of US hardwood plywood imports. Due to the current Ukraine-Russia conflict, the U.S. House of Representatives voted to raise tariffs on some Russian imports, which could impose tariffs of 40% to 50% on Russian Birch. Currently, 50% - 60% of the plywood used at our Shenandoah (SFI) division is Russian birch. Based on current rates of sale, we believe we have an adequate supply to support SFI manufacturing operations through mid-to-late summer 2022. SFI has begun the process of switching from the Russian Birch to another plywood species and are currently working with suppliers and testing those products. If we are unable to find a suitable replacement for Russian Birch before we exhaust our supply, our sales, earnings and liquidity could be adversely affected.

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

One customer accounted for approximately 8% of our consolidated sales in fiscal 2022, our top five customers accounted for about 26% of our fiscal 2022 consolidated sales. Approximately 25% of our consolidated accounts receivable is concentrated in our top five customers. Should any one of these receivables become uncollectible, it would have an immediate and material adverse impact on our financial condition and liquidity. The loss of any one or more of these customers could adversely affect our sales, earnings, financial condition and liquidity. The loss of several of our major customers through business consolidations, the loss of major product placements, failures or otherwise, could adversely affect our sales, earnings, financial condition and liquidity and the resulting loss in sales may be difficult or impossible to replace.

Sales and earnings in the Clubs channel of our Home Meridian segment are subject to higher volatility than other distribution channels subject to our success or failure in developing suitable products at acceptable prices for this channel. The Clubs channel has proven to be a particularly difficult channel in which to do business. We have taken steps to minimize our exposure in this channel however, given the relatively liberal return policies in this channel, we are subject to higher-than-normal customer chargebacks. While we accrue estimated amounts for chargebacks based on sales and chargeback history, those accruals may not be adequate and given the relative size of customers in this channel, we may not be successful in negotiating resolutions to these extra costs. Consequently, our sales and earnings could be adversely affected.

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

We are in the process of implementing a common Enterprise Resource Planning (ERP) system across all divisions and expect to go-live with this system in our Hooker Branded segment in the second half of our 2023 fiscal year, with other segments and divisions following thereafter. Although we currently expect the ERP implementation to increase efficiencies by leveraging a common, cloud-based system throughout all divisions and standardizing processes and reporting, our ERP system implementation may not result in improvements that outweigh its costs and may disrupt our operations. Our inability to mitigate existing and future disruptions could adversely affect our sales, earnings, financial condition and liquidity. The ERP system implementation subjects us to substantial costs and inherent risks associated with migrating from our legacy systems. These costs and risks could include, but are not limited to:

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

Our growth strategy includes growth by acquisition, which is highly dependent upon finding attractive targets and there can be no assurance those targets will be found. We may acquire or invest in businesses such as those that offer complementary products or that we believe offer competitive advantages. However, we may fail to identify significant liabilities or risks that could negatively affect us or result in our paying more for the acquired company or assets than they are worth. We may also have difficulty assimilating and integrating the operations and personnel of an acquired business into our current operations. Acquisitions may disrupt or distract management from our ongoing business. We may pay for future acquisitions using cash, stock, the assumption of debt or a combination of these. Future acquisitions could result in dilution to existing shareholders and to earnings per share and decrease the value of our common stock. We may pursue new business lines in which we have limited or no prior experience or expertise. These pursuits may require substantial investment of capital, personnel and management attention. New business initiatives may fail outright or fail to produce an adequate return, which could adversely affect our earnings, financial condition and liquidity.

We may fail to realize all of the anticipated benefits of the Sunset West acquisition.

We incurred significant acquisition and acquisition-related costs in fiscal 2022 in connection with the Sunset West acquisition and expect to incur additional integration-related costs in fiscal 2023, but we may fail to realize all the anticipated benefits of the acquisition or they may take longer to realize than expected. While we believe the Sunset West acquisition will be accretive to our earnings per share beginning in fiscal 2023, this expectation is based on preliminary estimates which may materially change. Although we do not expect to merge operations or change customer-facing services, the success of this acquisition will depend, in part, on our ability to improve each business by sharing best practices in order to lower costs, improve efficiencies and grow sales. We have based our expectations in part on the historical results and trends in Sunset West’s business; however there can be no assurance regarding when or the extent to which we will be able to realize these benefits. Achieving the anticipated benefits is subject to a number of uncertainties, including whether the business acquired can be operated in the manner we intend. Events outside of our control could also adversely affect our ability to realize the anticipated benefits from the acquisition. Thus, the integration of Sunset West’s business may be unpredictable, subject to delays or changed circumstances, and we can give no assurance that the acquired business will perform in accordance with our expectations, or that our expectations with respect to integration or benefits as a result of the contemplated acquisition will materialize.

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

At January 30, 2022, we had $52.4 million in net long-lived assets, consisting primarily of property, plant and equipment, trademarks, trade names and goodwill. Our goodwill, some trademarks and tradenames have indefinite useful lives and, consequently, are not subject to amortization for financial reporting purposes, but are tested for impairment annually or more frequently if events or circumstances indicate that the asset might be impaired. As an example, COVID-19 had a material impact on our financial performance in the fiscal 2021 first quarter and on the market valuations, discount rates and other inputs used in our intangibles valuation analysis. We determined that an immediate intangible asset valuation was necessary given our performance and changing market dynamics. As a result of the intangible asset valuation analysis, in the fiscal 2021 first quarter, we recorded $44.3 million in non-cash impairment charges to write down goodwill and certain tradenames in the Home Meridian segment and goodwill in the Shenandoah division of its Domestic Upholstery segment. Our definite-lived assets consist of property, plant and equipment and certain intangible assets related to our recent acquisitions and are tested for impairment whenever events or circumstances indicate that the carrying amount of the asset may not be recoverable. The outcome of impairment testing could result in the write-down of all or a portion of the value of these assets. A write-down of our assets would, in turn, reduce our earnings and net worth. See Notes 7 and 8 to our Consolidated Financial Statements for additional information.

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

Home furnishings sales fluctuate from quarter to quarter due to factors such as changes in economic and competitive conditions, seasonality, weather conditions, availability of raw materials and finished inventory and changes in consumer order patterns. From time to time, we have experienced, and may continue to experience, volatility with respect to availability of and demand for our home furnishing products. Accordingly, our results of operations for any quarter are not necessarily indicative of the results of operations to be expected for a full year.

►	Other general risk factors applicable to us and our business

We may not be able to maintain, raise prices, or raise prices in a timely manner in response to inflation and increasing costs.

Competitive and market forces could prohibit future successful price increases for our products in order to offset increased costs of labor, finished goods, raw materials, freight and other product-related costs, which could adversely affect our sales, earnings, financial condition and liquidity.

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

The furniture industry is particularly sensitive to cyclical variations in the general economy and to uncertainty regarding future economic prospects, including those caused by pandemics such as COVID-19. Home furnishings are generally considered a postponable purchase by most consumers. Economic downturns could affect consumer spending habits by decreasing the overall demand for home furnishings. Changes in interest rates, consumer confidence, new housing starts, existing home sales, the availability of consumer credit and broader national or geopolitical factors have particularly significant effects on our business. We have seen negative effects on all of these measures due to the COVID-19 pandemic. A recovery in our sales could lag significantly behind a general recovery in the economy after an economic downturn, due to, among other things, the postponable nature and relatively significant cost of home furnishings purchases or scarcity of transportation and Asian manufacturing capacity during times of increased demand. These events could also impact retailers, who are our primary customers, possibly adversely affecting our sales, earnings, financial condition and liquidity.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Set forth below is information with respect to our principal properties on April 15, 2022. We believe all of these properties are well-maintained and in good condition. During fiscal 2022, we estimate our upholstery plants operated at approximately 88% of capacity on a one-shift basis. All our production facilities are equipped with automatic sprinkler systems. All facilities maintain modern fire and spark detection systems, which we believe are adequate. We have leased certain warehouse facilities for our distribution and import operations, typically on a short or medium-term basis. We expect that we will be able to renew or extend these leases or find alternative facilities to meet our warehousing and distribution needs at a reasonable cost. All facilities set forth below are active and operational, representing approximately 4.1 million square feet of owned space, leased space or properties utilized under third-party operating agreements.

Location	Segment Use	Primary Use	Approximate Size in Square Feet	Owned or Leased
Martinsville, Va.	All segments	Corporate Headquarters, Distribution, Manufacturing and Warehousing	1,489,766	Owned / Leased
High Point, N.C.	All segments	Office, Showroom and Warehouse	216,505	Leased
Madison, NC	HM	Warehouse	500,000	Leased
Midway, GA	HM	Warehouse	798,560	Leased
Bedford, VA	DU	Manufacturing and Offices	327,000	Owned
Hickory, N.C.	DU	Manufacturing and Offices	166,000	Owned
Mt. Airy, N.C.	DU	Manufacturing and warehousing	104,150	Leased
Valdese, N.C.	DU	Manufacturing and warehousing	102,905	Leased
Cherryville, N.C.	DU	Manufacturing Supply Plant	53,000	Owned
Dongguan, China	HB, HM	Office, Warehouse and Distribution	213,426	Leased
Ho Chi Minh City, VN	HB, HM	Office, Warehouse and Distribution	108,364	Leased

HB=Hooker Branded, HM=Home Meridian, DU=Domestic Upholstery

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

Hooker Furnishings’ executive officers and their ages as of April 15, 2022 and the calendar year each joined the Company are as follows:

Name	Age	Position	Year Joined Company
Jeremy R. Hoff	48	Chief Executive Officer and Director	2017
Paul A. Huckfeldt	64	Chief Financial Officer and	2004
		Senior Vice President - Finance and Accounting
Anne J. Smith	60	Chief Administration Officer and President-Domestic Upholstery	2008
Tod R. Phelps	53	Senior Vice President - Operations and Chief Information Officer	2017

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

Hooker Furnishings Corporation

Part II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our stock is traded on the NASDAQ Global Select Market under the symbol “HOFT”. As of January 30, 2022, we had approximately 9,600 beneficial shareholders. As we have done in the past, we currently expect that future regular quarterly dividends will be declared and paid in the months of March, June, September and December. Although we presently intend to continue to declare regular cash dividends on a quarterly basis for the foreseeable future, the determination as to the payment and the amount of any future dividends will be made by the Board of Directors on a quarterly basis and will depend on our then-current financial condition, capital requirements, results of operations and any other factors then deemed relevant by the Board of Directors.

Performance Graph (1)

The following graph compares cumulative total shareholder return for the Company with a broad performance indicator, the Russell 2000® Index (2), and a published industry index, the Household Furniture Index (3), for the period from January 29, 2017 to January 30, 2022.

Comparison of Cumulative Total Return

Hooker Furnishings Corporation

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

(3)

Household Furniture Index as prepared by Zacks Investment Research, Inc. consists of companies under Standard Industrial Classification (SIC) Codes 2510 and 2511, which includes home furnishings companies that are publicly traded in the United States or Canada. At January 30, 2022, Zacks Investment Research, Inc. reported that these two SIC Codes consisted of Nova Lifestyle, Inc., La-Z-Boy, Inc., Leggett & Platt, Inc., Flexsteel Industries, Inc., Hooker Furnishings Corporation, Sleep Number Corp., Kimball International, Inc., Luvu Brands, Inc., Tempur Sealy International, Inc., Compass Diversified Holdings, Natuzzi Spa, Purple Innovation, Inc., Casper Sleep Inc., Bassett Furniture Industries, Inc., Ethan Allen Interiors, Inc., Horrison Resources, Inc., The Rowe Companies, Dorel Industries, and Instadose Pharma Corp.

ITEM 6. SELECTED FINANCIAL DATA

SEC disclosure rules no longer require the presentation of selected financial data; however, based on shareholder and internal feedback we continue to provide this information. The following selected financial data for each of our last five fiscal years has been derived from our audited, consolidated financial statements. The selected financial data should be read in conjunction with the consolidated financial statements, including the related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this report. Additionally, we face a number of significant risks and uncertainties, as more fully discussed in Item 1A, “Risk Factors”, above. If any or a combination of these risks and uncertainties were to occur, the information below may not be fully indicative of our future financial condition or results of operations.

	Fiscal Year Ended (1)
	January 30,	January 31,	February 2,	February 3,	January 28,
	2022	2021	2020	2019	2018
	(In thousands, except per share data)
Income Statement Data:
Net sales	$593,612	$540,081	$610,824	$683,501	$620,632
Cost of sales	491,910	427,333	496,866	536,014	485,815
Casualty loss (2)	-	-	-	500	-
Gross profit	101,702	112,748	113,958	146,987	134,817
Selling and administrative expenses (3)	84,475	80,410	88,867	91,928	87,279
Goodwill impairment (4)	-	39,568	-	-	-
Trade names impairment (4)	-	4,750	-	-	-
Intangible asset amortization (4)	2,384	2,384	2,384	2,384	2,084
Operating income / (loss)(3)	14,843	(14,364)	22,707	52,675	45,454
Other income, net (3)	373	336	458	369	1,566
Interest Expense, net	110	540	1,238	1,454	1,248
Income / (loss) before income taxes	15,106	(14,568)	21,927	51,590	45,772
Income tax expense / (benefit)	3,388	(4,142)	4,844	11,717	17,522
Net income / (loss)	11,718	(10,426)	17,083	39,873	28,250

Per Share Data:
Basic earnings/(loss) per share	$0.99	$(0.88)	$1.44	$3.38	$2.42
Diluted earnings/(loss) per share	0.97	(0.88)	1.44	3.38	2.42
Cash dividends per share	0.74	0.66	0.61	0.57	0.50
Net book value per share (5)	22.01	21.76	23.25	22.37	19.53
Weighted average shares outstanding (basic)	11,852	11,822	11,784	11,759	11,633

Balance Sheet Data:
Cash and cash equivalents	$69,366	$65,841	$36,031	$11,435	$30,915
Trade accounts receivable	73,727	83,290	87,653	112,557	92,803
Inventories	75,023	70,159	92,813	105,204	84,459
Working capital	170,777	169,612	171,838	170,516	153,162
Total assets	374,559	352,273	393,708	369,716	350,058
Long-term debt (including current maturities) (6)	-	-	30,138	35,508	53,425
Shareholders' equity	261,128	257,503	274,121	263,176	229,460

(1)	Our fiscal years end on the Sunday closest to January 31. The fiscal years presented above all had 52 weeks, except for the prior fiscal year ended February 3, 2019, which had 53 weeks.

(2)	Represents the insurance deductible for a casualty loss experienced at one of our Hooker Branded segment facilities in fiscal 2019.

(3)

Amounts for fiscal 2018 have been adjusted to reflect the reclassifications from Selling and administrative expenses (“S&A”) to Other income (expense), net of certain benefits costs as a result of adopting ASU 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. This accounting standard requires bifurcation of net benefit cost such that all benefit costs except service cost are reported outside of operating costs. Amounts reclassified from S&A to Other income (expense), net were ($30,000).

(4)	Represents impairment charges and amortization expense on acquisition-related intangibles. See Note 8 to our Consolidated Financial Statements for additional information on our intangible assets.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As you read Management’s Discussion and Analysis, please refer to the selected financial data and the consolidated financial statements, including the related notes, contained elsewhere in this annual report. We especially encourage you to familiarize yourself with:

■	All of our recent public filings made with the Securities and Exchange Commission (“SEC”) which are available, without charge, at www.sec.gov and at http://investors.hookerfurnishings.com;

■

The forward-looking statements disclaimer contained prior to Item 1 of this report, which describe the significant risks and uncertainties that could cause actual results to differ materially from those forward-looking statements made in this report, including those contained in this section of our annual report on Form 10-K;

■

The company-specific risks found in Item 1A. “Risk Factors” of this report. This section contains critical information regarding significant risks and uncertainties that we face. If any of these risks materialize, our business, financial condition and future prospects could be adversely impacted; and

■

Our commitments and contractual obligations and off-balance sheet arrangements described in Note 17 to our Consolidated Financial Statements on page F-30 of this report. This note describes commitments, contractual obligations and off-balance sheet arrangements, some of which are not reflected in our consolidated financial statements.

In Management’s Discussion and Analysis, we analyze and explain the annual changes in some specific line items in the consolidated financial statements for fiscal 2022 compared to fiscal 2021. We also provide information regarding the performance of each of our operating segments and All Other. The analysis and discussions of fiscal 2021 compared to fiscal 2020 results are in our 2021 Form-10K available through Hooker Furnishings and SEC websites.

Unless otherwise indicated, references to the “Company”, "we," "our" or "us" refer to Hooker Furnishings Corporation and its consolidated subsidiaries, unless specifically referring to segment information. All references to the “Hooker”, “Hooker Division”, “Hooker Legacy Brands” or “traditional Hooker” divisions or companies refer to the current components of our Hooker Branded segment, the Domestic Upholstery segment including Bradington-Young, Sam Moore and Shenandoah Furniture, and All Other which includes H Contract and Lifestyle Brands.

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

Overview

Hooker Furnishings Corporation, incorporated in Virginia in 1924, is a designer, marketer and importer of casegoods (wooden and metal furniture), leather furniture and fabric-upholstered furniture for the residential, hospitality, contract and outdoor markets. We also domestically manufacture premium residential custom leather and custom fabric-upholstered furniture. We are ranked among the nation’s top five largest publicly traded furniture sources, based on 2020 shipments to U.S. retailers, according to a 2021 survey by a leading trade publication.

Executive Summary- Fiscal 2022 Results of Operations

Consolidated net sales increased by $53.5 million, or 9.9%, compared to the prior year period, due to over 20% increases in sales in both Hooker Branded and Domestic Upholstery segments, partially offset by a 1.2% sales decrease in the Home Meridian segment. Despite the sales increases and slight sales decrease in the Home Meridian segment, consolidated gross profit and margin both decreased due to excess freight costs and product cost inflation in the Home Meridian segment and, to a lesser extent, in the Hooker Branded segment, as well as ready-to-assemble (“RTA”) product cancellation costs in the Home Meridian segment incurred as we exited that product category. Consolidated operating income was $14.8 million compared to a $14.4 million operating loss in the prior year period. The prior year loss was driven by $44.3 million ($33.7 million net of tax) non-cash intangible assets impairment charge. Consolidated net income was $11.7 million or $0.97 per diluted share, as compared to net loss of $10.4 million or ($0.88) per diluted share in the prior year period.

Our fiscal 2022 performance is discussed in greater detail below under “Review” and “Results of Operations”.

Review

We started fiscal 2022 with strong order backlogs carried over from the prior year end and reported significantly increased sales and profits in the first two quarters. Although we were pleased that favorable demand for home furnishings continued through the year, ongoing global supply chain disruptions, the COVID lockdowns in Vietnam and Malaysia and the slower than expected re-openings of our suppliers in those two countries, coupled with freight and product inflationary pressures adversely affected our sales and profitability. We reported a 9.9% consolidated net sales increase and $14.8 million in operating income and finished fiscal 2022 with a consolidated order backlog 25% higher over the level at the end of our fiscal 2021 year-end.

The Hooker Branded segment’s net sales increased by $38.3 million, or 23.5%, as compared to the prior fiscal year, which was attributable to increased sales volume and lower discounting driven by higher demand. About 80% of the net sales increases were in our casegoods non-container business as we were better able to manage our inventory availability and keep our best-selling products in stock during the first half of fiscal 2022. However, the unexpected COVID-related lockdown at our suppliers in Vietnam and Malaysia for nearly three months, beginning in August and their slow re-openings coupled with continued difficulty obtaining shipping containers and vessel space caused low inventory receipts in the second half of this year which resulted in out-of-stock issues and decreased net sales in the fourth quarter. On a more positive note, the majority of shipments in this segment carried the price increases we implemented in July 2021 to mitigate higher ocean freight and product cost inflation. Hooker Branded reported $30.7 million operating income or 15.3% operating margin, an increase of $7.8 million or 34.3% as compared to the prior year. Given the current economic conditions, we are pleased to have maintained Hooker Branded segment profitability. Incoming orders increased by 24.2% as compared to prior year period when business dramatically rebounded. Backlog remained historically high and nearly doubled as compared to the prior year end when backlog was already at a high level, with part of that increase being due to lower shipments in the fourth quarter.

The Home Meridian segment had a difficult year with net sales decreasing by $3.5 million, or 1.2%, as compared to the prior year. This segment also reported a $21.3 million operating loss. Despite the disappointing financial results, we believe the challenges are short-term and the strategic decisions made by management will provide us with opportunities to significantly improve profitability in the coming year.

●

Net sales decreased due to sales declines with e-commerce and Clubs channels, and the hospitality business, nearly offset by sales increases with mass merchants and major furniture chains driven by higher demand. E-commerce sales decreased by 30% due to lower demand (which was driven by higher product costs due to excess freight costs) and inventory availability issues. Clubs sales decreased due to lower volume (which was intentional as we began exiting this channel in fiscal 2022) and $2.9 million of higher than expected chargebacks which negatively impacted net sales. Hospitality sales also decreased during the year as capital spending in the hospitality industry is still recovering from the COVID crisis. On a more positive note, hospitality order backlog at fiscal 2022 year-end was  higher than prior year end. In the summer of 2021, the temporary COVID lockdowns at our suppliers in Vietnam and Malaysia immediately impacted shipments and sales as the majority of revenue in this segment is container direct sales. The sales volume loss during the second half of this year largely offset the sales increases in the first and second quarters.

●

Higher freight costs adversely impacted gross margin by 530 bps in fiscal 2022 and were the primary driver of increased product costs. Home Meridian’s  Accentrics Home division, was impacted the most by higher freight costs due to the lower sales value of its product. We imposed freight surcharges and price increases during the second and third quarters to mitigate these excess costs; however, significant volume was shipped at pre-surcharge selling prices.

●	To help improve future profitability, eliminate low-margin categories and avoid unnecessary costs, we took steps to optimize our product, sales channel and customer mix at Home Meridian.

o

Current freight costs made our RTA furniture products unprofitable. Consequently, we exited the RTA furniture category and incurred one-time order cancellation costs of $2.6 million. We estimate we avoided at least $10 million of additional costs by exiting this category.

o	Due to continued poor profitability and excess chargebacks of $2.9 million, we made the decision to exit the Clubs channel and incurred one-time order cancellation costs of $900,000.

●

Although these actions adversely affected our sales and earnings and helped drive an operating loss at Home Meridian, we believe these actions allow us to focus resources on more profitable business and stable channels to drive long-term growth. We are also in the process of redefining our e-commerce business’ price points.

The Domestic Upholstery segment net sales increased by $18.6 million, or 22.2%, in fiscal 2022 due to double-digit sales increases at all three divisions as well as the absence of factory shutdowns in the current year. However, gross margin decreased as compared to the prior year and pre-pandemic levels as this segment faced several manufacturing constraints which adversely impacted profitability. Raw material cost increases and higher freight surcharges  increased product costs by 360 bps. The foam shortage we experienced early in fiscal 2022 and inconsistent deliveries of raw materials due to supply chain disruptions with our suppliers adversely impacted our production levels. Labor shortages and inefficiencies at the Sam Moore division also impacted manufacturing capacities and resulted in higher over-time at already inflated wage rates. We filled key positions at Sam Moore to improve labor productivity and reevaluated pay and benefits in order to attract and retain qualified employees. In addition, domestic driver and truck shortages adversely impacted the delivery of finished products. Despite increased material and labor costs, this segment reported operating income of $4.3 million, or a 4.2% operating margin as compared to a $12.4 million operating loss in the prior year, which was attributable to $16.4 million non-cash intangible assets impairment charge. Incoming orders increased by 38% and this segment finished the year with an order backlog 122% higher than prior year, when backlog levels were already at a historical high. We implemented price increases and surcharges in July and October of 2021 to mitigate increased material costs. Since this segment has current order backlog levels of 5-6 months from when the sale was made and prices were not increased on backlog orders, we anticipate seeing the benefits of the price increases beginning in the second quarter of fiscal 2023. However, these benefits could be offset by continuing price increases from our suppliers that impact us sooner than our price increases.

All Other net sales increased by $197,000 or 1.7% as compared to the prior fiscal year, due principally to sales increase at Lifestyle Brands, a business started in fiscal 2019 targeted at the interior design channel. Although this business is still small, its net sales increased nearly 80% as compared to the prior fiscal year. H Contract’s net sales stayed essentially flat as compared to the prior year. The senior living industry, which comprises the majority of H Contract’s business, has been severely impacted by the pandemic and has reduced capital spending due to increased costs and uncertain revenues. However, according to an industry survey, with new treatments and increased vaccination rates, especially among the senior population, occupancy level increased in the last two quarters of 2021 despite the later waves caused by delta and omicron variants. H Contract’s incoming orders increased by 27% in fiscal 2022 and turned into 44% increased net sales in the fourth quarter, which offset the sales decreases in the first three quarters. H Contract finished the year with backlog 126% higher than prior year end. H Contract’s gross profit and margin decreased due to an unfavorable product mix and much of the product sold did not carry the full price increases. All Other reported $1.1 million operating income or 9.6% operating margin for fiscal 2022.

Cash and cash equivalents stood at $69.4 million at fiscal 2022 year-end, an increase of $3.5 million compared to the balance at the fiscal 2021 year-end due primarily to collection of accounts receivable. During fiscal 2022, we used a portion of the $19.2 million generated from operations and $372,000 in life insurance proceeds to pay $8.8 million in cash dividends to our shareholders, $6.7 million in capital expenditures in our newly opened Georgia distribution center and enhancements of other facilities and systems. In the third quarter of fiscal 2022, our Board of Directors approved the increase of our quarterly dividend to $0.20 per share, an increase of 11.1% or $0.02 per share. In fiscal 2022, dividends totaled $0.74 per share or $8.8 million in the aggregate paid, an increase of 12.1% or $0.08 per share, compared to the prior year representing the sixth consecutive annual dividend increase. In addition to our cash balance, we have an aggregate of $27.9 million available under our $35 million revolving credit facility with BofA (the “Existing Revolver”) to fund working capital needs and have access to $26.5 million in cash surrender value of Company-owned life insurance policies. We believe we have the financial resources to fund our business operations for the foreseeable future, including weathering an extended impact of COVID-19 pandemic as well as the logistics issues, cost increases and production capacity constraints which are currently impacting our industry.

Results of Operations

The following table sets forth the percentage relationship to net sales of certain items for the annual periods included in the consolidated statements of income:

	Fifty-two weeks ended
	January 30,	January 31,	February 2,
	2022	2021	2020
Net sales	100.0%	100.0%	100.0%
Cost of sales	82.9	79.1	81.3
Gross profit	17.1	20.9	18.7
Selling and administrative expenses	14.2	14.9	14.5
Goodwill impairment charges	-	7.3	-
Trade name impairment charges	-	0.9	-
Intangible asset amortization	0.4	0.4	0.4
Operating income/(loss)	2.5	(2.7)	3.7
Other income (expense), net	0.1	0.1	0.1
Interest expense, net	-	0.1	0.2
Income/(loss) before income taxes	2.6	(2.7)	3.6
Income tax expense/(benefit)	0.6	(0.8)	0.8
Net income/(loss)	2.0	(1.9)	2.8

Fiscal 2022 Compared to Fiscal 2021

Net Sales

	Fifty-two weeks ended
	January 30, 2022		January 31, 2021		$ Change	% Change
		% Net Sales		% Net Sales
Hooker Branded	$200,692	33.8%	$162,442	30.1%	$38,250	23.5%
Home Meridian	278,902	47.0%	282,423	52.3%	(3,521)	-1.2%
Domestic Upholstery	102,283	17.2%	83,678	15.5%	18,605	22.2%
All Other	11,735	2.0%	11,538	2.1%	197	1.7%
Consolidated	$593,612	100%	$540,081	100%	$53,531	9.9%

Unit Volume and Average Selling Price (“ASP”)

Unit Volume	FY22 % Increase / (Decrease) vs. FY21	Average Selling Price	FY22 % Increase / (Decrease) vs. FY21

Hooker Branded	6.0%	Hooker Branded	16.1%
Home Meridian	-8.9%	Home Meridian	1.4%
Domestic Upholstery	9.6%	Domestic Upholstery	10.8%
All Other	-7.0%	All Other	6.8%
Consolidated	-5.7%	Consolidated	12.2%

Consolidated net sales increased due to sales increases at Hooker Branded and Domestic Upholstery segments, partially offset by a small sales decrease at Home Meridian segment.

■

Hooker Branded segment’s net sales increased significantly in fiscal 2022 driven by increased demand. ASP increased in response to higher freight costs and product cost inflation. However, Hooker Branded net sales decreased in the fourth quarter of fiscal 2022 due to inventory unavailability issues. The temporary factory shutdown in Vietnam and Malaysia during the summer resulted in low inventory receipts in the third and fourth quarters of fiscal 2022.

■

The Home Meridian segment’s net sales decreased by 1.2% as compared to the prior year period due to decreased unit volume as the result of COVID-19 lockdown in Vietnam and Malaysia, which led to lower shipments. The majority of Home Meridian’s business are container direct customers, which were immediately impacted by factory delays. Net sales and ASP decreased within the e-commence , hospitality and Clubs channels, partially offset by ASP increases with major furniture chains and retail stores as the result of strong demand.

■

Domestic Upholstery net sales increased in fiscal 2022 as all three divisions of this segment reported double digit net sales increases due to high demand and reduced prior-year sales due to temporary COVID-19 factory shutdowns. ASP increased at all three divisions in response to the inflation of raw material costs. Unit volume increased by double digits at Bradington-Young and Shenandoah, while increasing by lower single digits at Sam Moore due to labor inefficiencies.

■

All Other net sales increased slightly in fiscal 2022 due to sales increases in the Lifestyle Brands business. H Contract’s net sales were essentially flat as compared to prior year period even though sales rebounded in the fourth quarter when the orders started to improve.

Gross Profit and Margin

	Fifty-two weeks ended
	January 30, 2022		January 31, 2021		$ Change	% Change
		% Segment Net Sales		% Segment Net Sales
Hooker Branded	$63,146	31.5%	$51,832	31.9%	$11,314	21.8%
Home Meridian	15,213	5.5%	39,832	14.1%	(24,619)	-61.8%
Domestic Upholstery	19,471	19.0%	17,121	20.5%	2,350	13.7%
All Other	3,872	33.0%	3,963	34.4%	(91)	-2.3%
Consolidated	$101,702	17.1%	$112,748	20.9%	$(11,046)	-9.8%

Consolidated gross profit and margin both decreased as compared to the prior fiscal year due principally to significantly decreased gross profit and margin in the Home Meridian segment.

■

Hooker Branded segment gross profit increased while margin decreased slightly in fiscal 2022. Favorable sales variances were partially offset by product cost inflation, increased warehouse labor costs due to increased shipments, and higher demurrage and drayage expenses due to supply chain interruptions. In the third quarter of fiscal 2022, product sold started to carry the price increases we implemented in the second quarter of fiscal 2022, which helped offset excess ocean freight costs.

■

Home Meridian segment gross profit and margin decreased significantly in fiscal 2022 due to excess ocean freight costs, which impacted margin by 530 bps, as well as sales volume declines, increased product costs due to inflation, order cancellation costs related to the exit of the RTA furniture category, Clubs channel order cancellation costs, and excess moving costs and disposal of obsolete inventory related to the consolidation of segment warehouse operations to our new Georgia warehouse.

■

Domestic Upholstery segment gross profit increased in fiscal 2022 driven by increased net sales. Gross margin decreased in fiscal 2022 due primarily to increased raw material costs (including increased freight costs), which negatively impacted margin by 360 bps, partially offset by improved production efficiencies from operating near full capacity due to historic levels of backlog, as compared to the prior year when factories were temporarily closed or operating at a reduced production level during the initial wave of COVID-19 crisis, which resulted in unabsorbed fixed costs.

■

All Other gross profit and margin both decreased despite increased net sales because of higher costs due to inflation, partially offset by price increases on these products and increased Lifestyle Brands gross profit.

Selling and Administrative Expenses (S&A)

	Fifty-two weeks ended
	January 30, 2022		January 31, 2021		$ Change	% Change
		% Segment Net Sales		% Segment Net Sales
Hooker Branded	$32,479	16.2%	$29,005	17.9%	$3,474	12.0%
Home Meridian	35,139	12.6%	36,632	13.0%	(1,493)	-4.1%
Domestic Upholstery	14,117	13.8%	12,108	14.5%	2,009	16.6%
All Other	2,740	23.4%	2,665	23.1%	75	2.8%
Consolidated	$84,475	14.2%	$80,410	14.9%	$4,065	5.1%

Consolidated selling and administrative expenses increased in absolute terms but decreased as a percentage of net sales in fiscal 2022.

■

Hooker Branded segment S&A expenses increased in absolute terms in fiscal 2022 driven by increased selling costs as the result of higher net sales, increased salaries and wages due primarily to inflation, increased professional service expenses related to the recent Sunset West acquisition, increased ERP project expenses, and increased showroom, samples, travel and other general spendings as business returned to more normal levels. These increases were partially offset by reversal of executives’ bonus accrual on lower profits and lower bad debt expenses due to the absence of a customer write-off in the current year. S&A expenses decreased as a percentage of net sales in fiscal 2022 due to increased net sales.

■

Home Meridian segment S&A expenses decreased in absolute terms and as a percentage of net sales due to decreased selling expenses on lower net sales, absence of employee bonuses due to failure to achieve profitability goals, decreased compliance costs and the absence of a customer write-off in the current year period, partially offset by increased severance expenses due to personnel changes, increased depreciation expenses and increased marketing, showroom, travel and other expenses as business returned to more normal levels.

■

Domestic Upholstery segment S&A expenses increased in absolute terms in fiscal 2022 due to increased salaries and wages because of the absence of employee furloughs when factories were temporarily shut down in the prior year period (and to a lesser extent inflationary pressures), increased selling expenses on higher net sales, and increased depreciation expenses due to the accelerated depreciation of our existing ERP system because of the expected implementation of an upgraded cloud-based ERP solution in fiscal 2023. S&A decreased as a percentage of net sales due to increased net sales.

■

All Other S&A expenses increased slightly in absolute terms and as a percentage of net sales in fiscal 2022 due to increased selling and market expenses, partially offset by decreased advertising supply expenses.

Goodwill impairment charges

	Fifty-two weeks ended
	January 30, 2022		January 31, 2021		$ Change	% Change
		% Segment Net Sales		% Segment Net Sales
Home Meridian	$-		$23,187	8.2%	$(23,187)
Domestic Upholstery	-		16,381	19.6%	(16,381)
Consolidated	$-		$39,568	7.3%	(39,568)

Trade name impairment charges

	Fifty-two weeks ended
	January 30, 2022		January 31, 2021		$ Change	% Change
		% Segment Net Sales		% Segment Net Sales
Home Meridian	$-		$4,750	1.7%	$(4,750)
Consolidated	$-		$4,750	0.9%	(4,750)

In fiscal 2021, we recorded $23.2 million and $16.4 million in non-cash impairment charges to write down goodwill in the Home Meridian segment and the Shenandoah division of the Domestic Upholstery segment, respectively. We also recorded $4.8 million in non-cash impairment charges to write down tradenames in the Home Meridian segment. See Note 8 to our Consolidated Financial Statements for additional details on these impairment charges.

Intangible Asset Amortization

	Fifty-two weeks ended
	January 30, 2022		January 31, 2021		$ Change	% Change
		% Net Sales		% Net Sales
Intangible asset amortization	$2,384	0.4%	$2,384	0.4%	$-	0.0%

Intangible asset amortization expense was unchanged compared to the prior year period. See Note 8 Intangible Assets and Goodwill to our Consolidated Financial Statements for additional information about our amortizable intangible assets.

Operating Profit/(Loss) and Margin

	Fifty-two weeks ended
	January 30, 2022		January 31, 2021		$ Change	% Change
		%Segment Net Sales		%Segment Net Sales
Hooker Branded	$30,667	15.3%	$22,827	14.1%	$7,840	34.3%
Home Meridian	(21,260)	-7.6%	(26,071)	-9.2%	4,811	18.5%
Domestic Upholstery	4,304	4.2%	(12,418)	-14.8%	16,722	134.7%
All Other	1,132	9.6%	1,298	11.3%	(166)	-12.8%
Consolidated	$14,843	2.5%	$(14,364)	-2.7%	$29,207	203.3%

Consolidated operating profitability increased both in absolute terms and as a percentage of net sales in fiscal 2022 compared to the same prior-year period due to the factors discussed above.

Interest Expense, net

	Fifty-two Weeks Ended
	January 30, 2022		January 31, 2021		$ Change	% Change

		% Net Sales		% Net Sales
Interest expense, net	$110	0.0%	$540	0.1%	$(430)	-79.6%

Consolidated interest expense decreased in fiscal 2022 due to the payoff of our term loans in fiscal 2021 fourth quarter.

Income Taxes

	Fifty-two weeks ended
	January 30, 2022		January 31, 2021		$ Change	% Change
		% Net Sales		% Net Sales
Consolidated income tax expense/(benefit)	$3,388	0.6%	$(4,142)	-0.8%	$7,530	181.8%

Effective Tax Rate	22.4%		28.4%

We recorded income tax expense of $3.4 million for fiscal 2022, as compared to income tax benefit of $4.1 million for fiscal 2021, of which an income tax benefit of $10.6 million was recorded related to goodwill and trade name impairment charges. The effective tax rates for fiscal 2022 and 2021 were 22.4% and 28.4%, respectively. Our effective tax rate was lower in fiscal 2022 due to change in cash surrender value and the absence of employee retention credit in the current year, which increased the effective tax rate in the prior fiscal year due to a loss before income tax benefits. See Note 15 Income Taxes to our Consolidated Financial Statements for additional information about our income taxes.

Net Income/(Loss) and Earnings/(Loss) Per Share

	Fifty-two weeks ended
	January 30, 2022		January 31, 2021		$ Change	% Change
Net Income/(Loss)		% Net Sales		% Net Sales
Consolidated	$11,718	2.0%	$(10,426)	-1.9%	$22,144	212.4%

Diluted earnings/(loss) per share	$0.97		$(0.88)

The analysis and discussion of fiscal 2021 compared to fiscal 2020 results is available in Item 7 of our 2021 Annual Report on Form-10K available through Hooker Furnishings and SEC websites.

Financial Condition, Liquidity and Capital Resources

Summary Cash Flow Information – Operating, Investing and Financing Activities

	Fifty-Two Weeks Ended
	January 30,	January 31,	February 2,
	2022	2021	2020
Net cash provided by operating activities	$19,209	$68,263	$41,429
Net cash used in investing activities	(6,862)	(476)	(4,254)
Net cash used in financing activities	(8,822)	(37,977)	(12,579)
Net increase in cash and cash equivalents	$3,525	$29,810	$24,596

During fiscal 2022, we used a portion of the $19.2 million generated from operations and $372,000 in life insurance proceeds to pay $8.8 million in cash dividends, $6.7 million in capital expenditures to enhance our systems and facilities and $560,000 for insurance premiums on Company-owned life insurance policies. Company-owned life insurance policies are in place to compensate us for the loss of key employees and to facilitate business continuity.

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

Our sources of liquidity are:

■	available cash and cash equivalents, which are highly dependent on incoming order rates and our operating performance;

■	expected cash flow from operations;

■	available lines of credit; and

■	cash surrender value of Company-owned life-insurance.

The most significant components of our working capital are inventory, accounts receivable and cash and cash equivalents reduced by accounts payable and accrued expenses.

Our primary cash needs are for imported finished goods and raw materials for our domestic upholstery operations and lease payments on our distribution centers, administrative facilities and showrooms. Our most significant ongoing short-term cash requirements relate primarily to funding operations (including expenditures for inventory, lease payments and labor), quarterly dividend payments and capital expenditures related primarily to our ERP project, showroom renovations and upgrading systems, buildings and equipment. The timing of our working capital needs can vary greatly depending on demand for and availability of raw materials and imported finished goods but is generally the greatest in the mid-summer as a result of inventory build-up for the traditional fall selling season. Long-term cash requirements relate primarily to funding lease payments.

We generally fund short-term and long-term cash requirements with cash from operating activities. We believe our primary sources of liquidity will satisfy our cash requirements over both the short-term (the next twelve months) and long-term.

Loan Agreements and Revolving Credit Facility

We paid off the term loans which were related to the Home Meridian acquisition at the end of fiscal 2021 and currently have the Existing Revolver. The Existing Revolver is based on successive past amendments to previous BofA banking agreements which are collectively referred to as the “Previous Agreements.” Details of our Existing Revolver are outlined below:

■

The Existing Revolver is available between January 27, 2021 and February 1, 2026 or such earlier date as the availability may terminate or such later date as BofA may from time to time in its sole discretion designate in any extension notice;

■	During the availability period, BofA will provide a line of credit to the maximum amount of the Existing Revolver;

■	The initial amount of the Existing Revolver is $35 million;

■	The sublimit of the Existing Revolver available for the issuance of letters of credit was increased to $10 million;

■	The actual daily amount of undrawn letters of credit is subject to a quarterly fee equal to a per annum rate of 1%;

■	We may, on a one-time basis, request an increase in the Existing Revolver by an amount not to exceed $30 million at BofA’s discretion; and

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

We were in compliance with each of these financial covenants at January 30, 2022 and expect to remain in compliance with existing covenants for the foreseeable future. We believe we have financial resources to weather the expected short-term impacts of COVID-19; however, an extended impact may materially and adversely affect our sales, earnings and liquidity.

Revolving Credit Facility Availability

As of January 30, 2022, we had an aggregate $27.9 million available under the Existing Revolver to fund working capital needs. Standby letters of credit in the aggregate amount of $7.1 million, used to collateralize certain insurance arrangements and for imported product purchases, were outstanding under the Existing Revolver as of January 30, 2022. There were no additional borrowings outstanding under the Existing Revolver as of January 30, 2022.

Capital Expenditures

We expect to spend approximately $8 million in capital expenditures in fiscal 2023 to maintain and enhance our operating systems and facilities. Of those amounts, we expect to spend approximately:

●

$3.5 million on showroom renovations for both the legacy Hooker divisions and the Home Meridian segment. The showroom for the Hooker legacy will be moved to a location to maximize interior design traffic and to showcase Sunset West products in an outdoor setting. The Home Meridian renovation will support new initiatives including the new ‘Portfolio’ sales program aimed at retailers who prefer to buy from our warehouse rather than container direct; and

●

$3.5 million on implementation costs for a new common, cloud-based Enterprise Resource Planning platform which we expect to be online in our legacy Hooker divisions in the second half of our 2023 fiscal-year, with other segments following thereafter.

Enterprise Resource Planning

During calendar 2021, our Board of Directors approved an upgrade to our current ERP system and implementation efforts began shortly thereafter. We expect to implement the ERP upgrade in our legacy Hooker divisions in the second half of fiscal 2023, with the Home Meridian segment and the Shenandoah division following afterwards. To complete the ERP system implementation as anticipated, we will be required to expend significant financial and human resources. We anticipate spending approximately $5.5 million over the course of this project, with a significant amount of time invested by our associates.

Dividends

We declared and paid dividends of $0.74 per share or approximately $8.8 million in fiscal 2022, an increase of 12.1% or $0.08 per share compared to $0.66 per share in fiscal 2021.

On March 1, 2022, our Board of Directors declared a quarterly cash dividend of $0.20 per share, payable on March 31, 2022 to shareholders of record at March 17, 2022.

Our Board of Directors will continue to evaluate the appropriateness of the current dividend rate considering our performance and economic conditions in future quarters.

COVID-19

As discussed under "Item 1A. Risk Factors," COVID-19 was recognized as a global pandemic by the World Health Organization.

We continue to monitor information on COVID-19 from the CDC and believe we are adhering to their recommendations regarding the health and safety of our personnel. To address the potential human impact of the virus, many of our administrative staff are telecommuting for at least part of the work week. For those administrative staff not telecommuting and our warehouse and domestic manufacturing employees, we have implemented appropriate social distancing policies and have stepped-up facility cleaning at each location. Testing, treatment and vaccinations for COVID-19 are covered 100% under our medical plan and counseling is available through our employee assistance plan to assist employees with financial, mental and emotional stress related to the virus and other issues. In addition, we are offering temporary paid leave to employees diagnosed with the virus (and those associates with another diagnosed person or persons in their household) and are working to accommodate associates with child-care issues related to school or day-care closures.

As vaccination rates have increased and infection rates have stabilized and started to decline, more admin staff are returning to the office for at least partial workweeks. Domestic travel and limited international travel has resumed and we have adjusted social distancing and masking protocols to the current public health guidelines.

Outlook

We are concerned about ongoing global logistics constraints and economic headwinds affecting the consumer that could impact short-term demand, such as inflation, high gas prices and the war in Ukraine. We expect production capacity of our Asian suppliers to improve significantly, reaching full capacity at some point during the fiscal 2023 first quarter; although we don’t believe the full financial impact of this improvement will be felt until sometime in the fiscal 2023 second quarter.

We continue to be encouraged by long-term trends such as demand for housing, the renewed and sustainable focus on home interiors and exteriors, and the Millennial generation entering their prime earning and household formation years. We were also very encouraged by the recently concluded Spring High Point market. Attendance was up significantly compared to both the Fall 2021 and June 2021 markets and new products were very well received with major placements across all brands, including new placements of Home Meridian’s licensed products.

While we have worked through a broad spectrum of challenges during the past year, our team has continued to focus on multiple strategic growth initiatives, many of which we expect will positively impact us in the next six to twelve months. One such initiative is the integration of Sunset West, a leading manufacturer of outdoor furniture, which we acquired on the first day of our 2023 fiscal year. The acquisition immediately positioned us in the growing outdoor furniture segment of the industry with one of the most respected brands in the category and gives Sunset West access to our East Coast distribution system, our High Point showroom and retail and interior design customer base. We were very encouraged by the strong reception Sunset West received at its recent High Point market debut. As we integrate Sunset West and move past the current headwinds, we expect faster growth from Sunset West than our existing businesses as it is able to leverage the full capabilities of our organization. We are confident in our team’s ability to execute our strategies to grow profitably and to adapt successfully to unexpected challenges.

Critical Accounting Policies and Estimates

The methods, estimates and judgments we use in applying our most critical accounting policies have a significant impact on the results we report in our consolidated financial statements. Critical accounting estimates are those that involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on our financial condition and results of operations. Specific areas requiring the application of management’s estimates and judgments include, among others, revenue recognition, assumptions pertaining to valuation of goodwill and intangible assets and useful lives of long-lived assets. Accordingly, a different financial presentation could result depending on the judgments, estimates or assumptions that are used. However, we do not believe that actual results will deviate materially from our estimates related to our accounting policies described below but because application of these accounting policies involves the exercise of judgment and the use of assumptions as to future uncertainties, actual results could differ materially from these estimates. Therefore, we consider an understanding of the variability and judgment required in making these estimates and assumptions to be critical in fully understanding and evaluating our reported financial results.

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

The fair value of our trademarks and tradenames is determined based on the estimated earnings and cash flow capacity of those assets. The impairment test consists of a comparison of the fair value of the indefinite-lived intangible assets with their carrying amount. If the carrying amount of the indefinite-lived intangible assets exceeds their fair value, an impairment loss is recognized in an amount equal to that excess. At January 30, 2022, based on our internal valuation, the fair values of our Bradington-Young, Home Meridian, Sam Moore and Shenandoah non-amortizable trademarks and trade names exceeded their carrying values.

Upon the adoption of ASU 2017-04, we perform our annual goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. Management judgment is a significant factor in the goodwill impairment evaluation process. The computations require management to make estimates and assumptions, the most critical of which are potential future cash flows and the appropriate discount rate. Based on our internal goodwill impairment analysis as described above, we have concluded that Shenandoah goodwill in the Domestic Upholstery segment is not impaired as of January 30, 2022.

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

Our other significant accounting policies are described in Note 2 – Summary of Significant Accounting Policies to our Consolidated Financial Statements beginning at page F-10 in this report.

Concentrations of Sourcing Risk

In fiscal 2022, imported products sourced from Vietnam and China accounted for 88% of our import purchases and our top five suppliers in Vietnam and China accounted for 42% of our fiscal 2022 import purchases. A disruption in our supply chain, or from Vietnam, China or Malaysia in general, could significantly impact our ability to fill customer orders for products manufactured in those countries. Our supply chain could be adversely impacted by the uncertainties of health concerns and governmental restrictions. For example, in the summer of calendar 2021, our suppliers in Vietnam and Malaysia were temporarily closed or operated at substantially reduced levels due to a COVID-related lockdown. We faced supply chain constraints including but not limited to slower-than-expected re-openings, capacity limitations and production delays at some of our suppliers, along with the reduced shipping container and ocean vessel space availability. Home Meridian segment shipping and sales were immediately impacted as the majority of its business is container direct customers. In the fourth quarter of fiscal 2022, Hooker Branded segment sales were also impacted due to low inventory receipts in the second half of fiscal 2022 which consequently resulted in out-of-stocks. In some cases, we were able to provide substitutions using inventory on hand, in-transit and from our domestic warehouses, but not enough to entirely mitigate the lost sales. Supply disruptions and delays on selected items could occur for six months or longer before the impact of remedial measures would be reflected in our results. If we are unsuccessful in obtaining those products from other sources or at comparable cost, a disruption in our supply chain from our largest import furniture suppliers, or from Vietnam, China or Malaysia in general, could adversely affect our sales, earnings, financial condition and liquidity.

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

Interest Rate Risk

Borrowings under the Existing Revolver bears interest based on LIBOR plus 1.0%. As such, this debt instrument exposes us to market risk for changes in interest rates. There was no outstanding balance under our Existing Revolver as of January 30, 2022, other than amounts reserved for standby letters of credit in the amount of $7.1 million.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended January 30, 2022. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of January 30, 2022, the end of the period covered by this annual report, to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to the Company’s management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure and are effective to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Management’s Report on Internal Control over Financial Reporting

In accordance with Section 404 of the Sarbanes-Oxley Act and SEC rules thereunder, management has conducted an assessment of our internal control over financial reporting as of January 30, 2022, based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s report regarding that assessment is included on page F-2 of this report, with our consolidated financial statements, and is incorporated herein by reference.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the fiscal quarter ended January 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not Applicable.

Hooker Furnishings Corporation

Part III

In accordance with General Instruction G (3) of Form 10-K, most of the information called for by Items 10, 11, 12, 13 and 14 of Part III will be incorporated by reference to the Company’s definitive Proxy Statement for its Annual Meeting of Shareholders scheduled to be held June 7, 2022 (the “2022 Proxy Statement”), as set forth below.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information relating to our directors will be set forth under the caption “Proposal One-Election of Directors” in the 2022 Proxy Statement and is incorporated herein by reference.

Information relating to our executive officers is included in Part I of this report under the caption “Information about our Executive Officers” and is incorporated herein by reference.

Information relating to compliance with Section 16(a) of the Exchange Act will be set forth under the caption “Delinquent Section 16(a) Reports” in the 2022 Proxy Statement and is incorporated herein by reference.

Information relating to the code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions will be set forth under the caption “Code of Business Conduct and Ethics” in the 2022 Proxy Statement and is incorporated herein by reference.

Information relating to material changes, if any, in the procedures by which shareholders may recommend nominees for our Board of Directors will be set forth under the caption “Procedures for Shareholder Recommendations of Director Nominees” in the 2022 Proxy Statement and is incorporated herein by reference.

Information relating to the Audit Committee of our Board of Directors, including the composition of the Audit Committee and the Board’s determinations concerning whether certain members of the Audit Committee are “financial experts” as that term is defined under Item 407(d)(5) of Regulation S-K will be set forth under the captions “Corporate Governance” and “Audit Committee” in the 2022 Proxy Statement and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

Information relating to this item will be set forth under the captions “Report of the Compensation Committee,” “Executive Compensation” and “Director Compensation” in the 2022 Proxy Statement and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Information relating to this item will be set forth under the captions “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management” in the 2022 Proxy Statement and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information relating to this item will be set forth in the last two paragraphs under the caption “Audit Committee” and the caption “Corporate Governance” in the 2022 Proxy Statement and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Information relating to this item will be set forth under the caption “Proposal Two - Ratification of Selection of Independent Registered Public Accounting Firm” in the 2022 Proxy Statement and is incorporated herein by reference.

Hooker Furnishings Corporation

Part IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed as part of this report on Form 10-K:

(1)	The following reports and financial statements are included in this report on Form 10-K:

Management’s Report on Internal Control Over Financial Reporting

Reports of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of January 30, 2022 and January 31, 2021

Consolidated Statements of Operations for the fifty-two-week periods ended January 30, 2022, January 31, 2021 and February 2, 2020

Consolidated Statements of Comprehensive Income/(Loss) for the fifty-two-week periods ended January 30, 2022, January 31, 2021 and February 2, 2020

Consolidated Statements of Cash Flows for the fifty-two-week periods ended January 30, 2022, January 31, 2021 and February 2, 2020

Consolidated Statements of Shareholders’ Equity for the fifty-two-week periods ended January 30, 2022, January 31, 2021 and February 2, 2020

Notes to Consolidated Financial Statements

(2)	Financial Statement Schedules:

Financial Statement Schedules have been omitted because the information required has been separately disclosed in the consolidated financial statements or related notes.

(b)	Exhibits:

3.1

Amended and Restated Articles of Incorporation of the Company, as amended September 16, 2021 (incorporated by reference to Exhibit 3.1 of the Company’s Form 10-Q (SEC File No. 000-25349) for the quarter ended October 31, 2021)

3.2

Amended and Restated Bylaws of the Company as amended December 10, 2013 (incorporated by reference to Exhibit 3.2 of the Company’s Form 10-K (SEC File No. 000-25349) for the fiscal year ended February 2, 2014)

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

10.1(i)

Employment Agreement, dated June 4, 2018, between Anne Jacobsen (now Anne Smith) and the Company (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q (SEC File No. 000-25349) filed on December 6, 2018)*

10.1(j)	Employment Agreement, dated June 4, 2018, between Jeremy Hoff and the Company (incorporated by reference to Exhibit 10.3 of the Company’s Form 10-Q (SEC File No. 000-25349) filed on December 6, 2018)*

10.1(k)	Form of Performance Share Agreement (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K (SEC File No. 000-25349) filed on May 11, 2018)*

10.1(l)

First Amendment to the 2010 Amended and Restated Hooker Furniture Corporation Supplemental Retirement Income plan (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (SEC File No. 000-25349) filed with the SEC on November 15, 2019)*

10.2(a)

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

Third Amendment to Second Amended and Restated Loan Agreement, dated as of January 27, 2021, between Bank of America, N.A. and Hooker Furniture Corporation, Bradington-Young, LLC, Sam Moore Furniture LLC and Home Meridian Group, LLC (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K (SEC File No. 000-25349) filed on January 28, 2021)

10.3

Asset Purchase Agreement dated January 31, 2022 by and among the Company, Sunset West, Wes Stewart, Heath Malone and Martin Jamroz (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K (SEC File No. 000-25349) filed on February 1, 2022)

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

The following financial statements from the Company's Annual Report on Form 10-K for the fiscal year ended January 30, 2022, formatted in Interactive Extensible Business Reporting Language (“IXBRL”): (i) consolidated balance sheets, (ii) consolidated statements of operations, (iii) consolidated statements of comprehensive income, (iv) consolidated statements of cash flows, (v) consolidated statements of shareholders’ equity and (vi) the notes to the consolidated financial statements, tagged as blocks of text (filed herewith)

104	Cover page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

*Management contract or compensatory plan

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOOKER FURNISHINGS CORPORATION

April 15, 2022	By:	/s/ Jeremy R. Hoff
Jeremy R. Hoff
Chief Executive Officer and Director (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature		Title	Date

/s/ Jeremy R. Hoff		Chief Executive Officer and	April 15, 2022
Jeremy R. Hoff		Director (Principal Executive Officer)

/s/ Paul A. Huckfeldt		Senior Vice President - Finance and Accounting	April 15, 2022
Paul A. Huckfeldt		and Chief Financial Officer (Principal
Financial and Accounting Officer)

/s/ W. Christopher Beeler, Jr.		Director	April 15, 2022
W. Christopher Beeler, Jr.

/s/ Maria C. Duey		Director	April 15, 2022
Maria C. Duey

/s/ Paulette Garafalo		Director	April 15, 2022
Paulette Garafalo

/s/ Tonya H. Jackson		Director	April 15, 2022
Tonya H. Jackson

/s/ E. Larry Ryder		Director	April 15, 2022
E. Larry Ryder

/s/ Ellen C. Taaffe		Director	April 15, 2022
Ellen C. Taaffe

/s/ Henry G. Williamson, Jr	.	Director (Board Chair)	April 15, 2022
Henry G. Williamson, Jr.

HOOKER FURNISHINGS CORPORATION AND SUBSIDIARIES

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Shareholders of

Hooker Furnishings Corporation

Martinsville, Virginia

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Securities Exchange Act Rule 13a-15(f). Under the supervision and with the participation of management, including the principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the Company’s evaluation under that framework, management concluded that the Company’s internal control over financial reporting was effective as of January 30, 2022.

The effectiveness of the Company’s internal control over financial reporting as of January 30, 2022 has been audited by KPMG LLP, the Company’s independent registered public accounting firm, as stated in their report which is included herein.

Jeremy R. Hoff

Chief Executive Officer and Director

(Principal Executive Officer)

April 15, 2022

Paul A. Huckfeldt

Senior Vice President – Finance and Accounting

and Chief Financial Officer

(Principal Financial and Accounting Officer)

April 15, 2022

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Hooker Furnishings Corporation:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Hooker Furnishings Corporation and subsidiaries (the Company) as of January 30, 2022 and January 31, 2021, the related consolidated statements of operations, comprehensive income/(loss), shareholders’ equity, and cash flows for each of the years in the three-year period ended January 30, 2022, and the related notes collectively, the consolidated financial statements. In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of January 30, 2022 and January 31, 2021, and the results of its operations and its cash flows for each of the years in the three-year period ended January 30, 2022, in conformity with U.S. generally accepted accounting principles.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

A. Customer allowances for the Clubs channel of the Home Meridian segment

As discussed in Notes 2 and 5 to the consolidated financial statements, the customer allowances balance as of January 30, 2022 was $7.3 million, which included allowances related to the Clubs channel of the Home Meridian segment. These allowances are for unprocessed claims received and anticipated future claims related to products sold in the Clubs channel. Estimates of these anticipated future claims are based on historical experience with the Clubs channel customers.

We identified the evaluation of the customer allowances for the Clubs channel of the Home Meridian segment as a critical audit matter. Subjective and challenging auditor judgment was required to evaluate the Company’s customer allowances estimate given the Company’s historical volatility of customer allowance claims in the Clubs channel.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s process to estimate and record the customer allowances, including the assumption related to the use of historical experience with the Clubs channel customers. We evaluated the estimated customer allowances by testing the completeness, accuracy and relevance of underlying historical customer allowances data used by management to develop the customer allowances and by performing sensitivity analyses to assess the impact of changes in certain assumptions on the determination of the customer allowances.

We have served as the Company’s auditor since 2003.

Raleigh, North Carolina
April 15, 2022

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Hooker Furnishings Corporation:

Opinion on Internal Control Over Financial Reporting

We have audited Hooker Furnishings Corporation and subsidiaries' (the Company) internal control over financial reporting as of January 30, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 30, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of January 30, 2022 and January 31, 2021, the related consolidated statements of operations, comprehensive income/(loss), shareholders’ equity, and cash flows for each of the years in the three-year period ended January 30, 2022, and the related notes (collectively, the consolidated financial statements), and our report dated April 15, 2022 expressed an unqualified opinion on those consolidated financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Raleigh, North Carolina
April 15, 2022

HOOKER FURNISHINGS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands)

As of	January 30,	January 31,
	2022	2021
Assets
Current assets
Cash and cash equivalents	$69,366	$65,841
Trade accounts receivable, net (See notes 4 and 5)	73,727	83,290
Inventories (see note 6)	75,023	70,159
Income tax recoverable	4,361	-
Prepaid expenses and other current assets	5,237	4,432
Total current assets	227,714	223,722
Property, plant and equipment, net (See note 7)	28,058	26,780
Cash surrender value of life insurance policies (See note 9)	26,479	25,365
Deferred taxes (See note 15)	11,612	14,173
Operating leases right-of-use assets (See note 10)	51,854	34,613
Intangible assets, net (See note 8)	23,853	26,237
Goodwill (See note 8)	490	490
Other assets	4,499	893
Total non-current assets	146,845	128,551
Total assets	$374,559	$352,273

Liabilities and Shareholders’ Equity
Current liabilities
Trade accounts payable	$30,916	$32,213
Accrued salaries, wages and benefits	7,141	7,136
Income tax accrual (See note 15)	-	501
Customer deposits	7,145	4,256
Current portion of lease liabilities (See note 10)	7,471	6,650
Other accrued expenses	4,264	3,354
Total current liabilities	56,937	54,110
Deferred compensation (See note 12)	9,924	11,219
Lease liabilities (See note 10)	46,570	29,441
Total long-term liabilities	56,494	40,660
Total liabilities	113,431	94,770

Shareholders’ equity
Common stock, no par value, 20,000 shares authorized, 11,922 and 11,888 shares issued and outstanding on each date	53,295	53,323
Retained earnings	207,884	204,988
Accumulated other comprehensive loss	(51)	(808)
Total shareholders’ equity	261,128	257,503
Total liabilities and shareholders’ equity	$374,559	$352,273

See accompanying Notes to Consolidated Financial Statements.

HOOKER FURNISHINGS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

For the 52 Week Periods Ended January 30, 2022, January 31, 2021 and February 2, 2020
	2022	2021	2020

Net sales	$593,612	$540,081	$610,824

Cost of sales	491,910	427,333	496,866

Gross profit	101,702	112,748	113,958

Selling and administrative expenses	84,475	80,410	88,867
Goodwill impairment charges	-	39,568	-
Trade name impairment charges	-	4,750	-
Intangible asset amortization	2,384	2,384	2,384

Operating income/(loss)	14,843	(14,364)	22,707

Other income, net	373	336	458
Interest expense, net	110	540	1,238

Income/(loss) before income taxes	15,106	(14,568)	21,927

Income tax expense/(benefit)	3,388	(4,142)	4,844

Net income/(loss)	$11,718	$(10,426)	$17,083

Earnings/(loss) per share:
Basic	$0.99	$(0.88)	$1.44
Diluted	$0.97	$(0.88)	$1.44

Weighted average shares outstanding:
Basic	11,852	11,822	11,784
Diluted	11,970	11,822	11,838

Cash dividends declared per share	$0.74	$0.66	$0.61

See accompanying Notes to Consolidated Financial Statements.

HOOKER FURNISHINGS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME / (LOSS)

(In thousands)

For the 52 Week Periods Ended January 30, 2022, January 31, 2021 and February 2, 2020
	2022	2021	2020

Net Income/(Loss)	$11,718	$(10,426)	$17,083
Other comprehensive income/(loss):
Amortization of actuarial gain / (loss)	994	(125)	(740)
Income tax effect on amortization	(237)	30	176
Gain on pension plan settlement	-	-	(520)
Income tax effect on settlement	-	-	124
Adjustments to net periodic benefit cost	757	(95)	(960)

Total Comprehensive Income/(Loss)	$12,475	$(10,521)	$16,123

See accompanying Notes to Consolidated Financial Statements.

HOOKER FURNISHINGS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

For the 52 Week Periods Ended January 30, 2022, January 31, 2021 and February 2, 2020
	2022	2021	2020
Operating Activities:
Net income/(loss)	$11,718	$(10,426)	$17,083
Adjustments to reconcile net income to net cash provided by operating activities:
Goodwill and intangible asset impairment charges	-	44,318	-
Depreciation and amortization	7,814	6,778	7,100
Gain on pension settlement	-	-	(520)
Gain on disposal of assets	(18)	-	(271)
Deferred income tax expense/(benefit)	2,323	(11,262)	1,940
Non-cash restricted stock and performance awards	(28)	1,741	1,296
Provision for doubtful accounts and sales allowances	45	4,686	(435)
Gain on life insurance policies	(1,008)	(1,207)	(831)
Changes in assets and liabilities:
Trade accounts receivable	9,518	(323)	25,339
Inventories	(4,863)	22,654	12,391
Income tax recoverable	(4,361)	751	(751)
Prepaid expenses and other current assets	(4,400)	515	(557)
Trade accounts payable	(1,312)	6,686	(15,349)
Accrued salaries, wages and benefits	76	2,204	(3,070)
Accrued income taxes	(501)	501	(3,159)
Customer deposits	2,890	904	328
Operating lease liabilities	708	888	299
Other accrued expenses	908	(856)	645
Deferred compensation	(300)	(289)	(49)
Net cash provided by operating activities	19,209	68,263	41,429

Investing Activities:
Purchases of property, plant and equipment	(6,692)	(1,210)	(5,129)
Proceeds received on notes receivable	-	-	1,449
Proceeds from sale of property and equipment	18	-	16
Premiums paid on life insurance policies	(560)	(555)	(590)
Proceeds received on life insurance policies	372	1,289	-
Net cash used in investing activities	(6,862)	(476)	(4,254)

Financing Activities:
Cash dividends paid	(8,822)	(7,838)	(7,211)
Payments for long-term debt	-	(30,139)	(5,368)
Net cash used in financing activities	(8,822)	(37,977)	(12,579)

Net increase in cash and cash equivalents	3,525	29,810	24,596
Cash and cash equivalents at the beginning of year	65,841	36,031	11,435
Cash and cash equivalents at the end of year	$69,366	$65,841	$36,031

Supplemental schedule of cash flow information:
Income taxes paid, net	5,888	5,872	6,818
Interest paid, net	$-	$444	$993

Supplemental schedule of noncash investing activities:
Increase in lease liabilities arising from obtaining right-of-use assets	24,513	2,236	625
Increase in property and equipment through accrued purchases	15	33	5

See accompanying Notes to Consolidated Financial Statements.

HOOKER FURNISHINGS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(In thousands, except per share data)

For the 52 Week Periods Ended January 30, 2022, January 31, 2021 and February 2, 2020
				Accumulated
				Other	Total
	Common Stock		Retained	Comprehensive	Shareholders'
	Shares	Amount	Earnings	Income / (Loss)	Equity
Balance at February 3, 2019	11,785	$49,549	$213,380	$247	$263,176

Net income			$17,083		$17,083
Gain on pension settlement, net of tax of $124				(396)	(396)
Unrealized loss on defined benefit plan, net of tax of $176				(564)	(564)
Cash dividends paid and accrued ($0.61 per share)			(7,211)		(7,211)
Restricted stock grants, net of forfeitures	53	344			344
Restricted stock compensation cost		790			790
Recognition of PSUs as equity-based awards		899			899
Balance at February 2, 2020	11,838	$51,582	$223,252	$(713)	$274,121

Net loss			$(10,426)		$(10,426)
Unrealized loss on defined benefit plan, net of tax of $30				$(95)	(95)
Cash dividends paid and accrued ($0.66 per share)			(7,838)		(7,838)
Restricted stock grants, net of forfeitures	50	$169			169
Restricted stock compensation cost		809			809
Performance-based restricted stock units cost		763			763
Balance at January 31, 2021	11,888	$53,323	$204,988	$(808)	$257,503

Net income			$11,718		$11,718
Unrealized gain on defined benefit plan, net of tax of $237				$757	757
Cash dividends paid and accrued ($0.74 per share)			(8,822)		(8,822)
Restricted stock grants, net of forfeitures	34	$(126)			(126)
Restricted stock compensation cost		1,074			1,074
Performance-based restricted stock units cost		502			502
PSU awards		(1,478)			(1,478)
Balance at January 30, 2022	11,922	$53,295	$207,884	$(51)	$261,128

See accompanying Notes to Consolidated Financial Statements.

HOOKER FURNISHINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar and share amounts in tables, except per share amounts, in thousands unless otherwise indicated)

For the Fifty-Two Weeks Ended January 30, 2022

NOTE 1 – RECENTLY ADOPTED ACCOUNTING STANDARDS

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Hooker Furnishings Corporation and subsidiaries (the “Company,” “we,” “us” and “our”) design, import, manufacture and market residential household furniture, hospitality and contract furniture for sale to wholesale and retail merchandisers located principally in North America.

Consolidation

The consolidated financial statements include the accounts of Hooker Furnishings Corporation and our wholly owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation. All references to the Company refer to the Company and our consolidated subsidiaries, unless specifically referring to segment information.

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

These trade accounts receivable are reported net of customer allowances and an allowance for doubtful accounts.

Reserves for customer allowances comprise the majority of the reduction of our gross trade accounts receivable to the estimated fair value reported on the face of our financial statements. We regularly review and revise customer allowances based on unprocessed claims received and current and historical activity and any agreements made with specific customers. In the Home Meridian segment, Clubs channel customers drive most of the customer allowance activity due to their consumer-facing product return policies. We base anticipated future claims on historical experience with these customers.

We regularly review and revise accounts receivable for doubtful accounts based upon historical bad debts . If the financial condition of a customer or customers were to deteriorate, resulting in an impairment of their ability to make payments, additional bad debt allowances may be required. In the event a receivable is determined to be potentially uncollectible, we engage collection agencies or law firms to attempt to collect amounts owed to us after all internal collection attempts have ended. Once we have determined the receivable is uncollectible, it is charged against the allowance for doubtful accounts.

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

Fair Value of Financial Instruments

The carrying value of certain of our financial instruments (cash and cash equivalents, trade accounts receivable and payable, and accrued liabilities) approximates fair value because of the short-term nature of those instruments. The carrying value of Company-owned life insurance is marked to market each reporting period and any change in fair value is reflected in income for that period. See Note 9 for details.

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

Our leases have remaining lease terms of less than one year to ten years, some of which include options to extend the leases for up to ten years. We have elected not to recognize ROU assets and lease liabilities that arise from short term leases for any class of underlying asset. Short term leases are leases with lease terms of 12 months or less with either (a) no renewal option or (b) a renewal option which we are not reasonably certain to exercise.

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

Intangible Assets and Goodwill

We own both definite-lived (amortizable) assets and indefinite-lived intangible assets. Our amortizable intangible assets are related to the Shenandoah and Home Meridian acquisitions and includes customer relationships and trademarks. Our indefinite lived assets include goodwill related to the Shenandoah acquisition, as well as the Bradington-Young and Sam Moore tradenames. We may acquire additional amortizable assets and/or indefinite lived intangible assets in the future. Our indefinite-lived intangible assets are not amortized but are tested for impairment annually or more frequently if events or circumstances indicate that the asset might be impaired.

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

Cash Surrender Value of Life Insurance Policies

We own seventy-four life insurance policies on certain of our current and former executives and other key employees. These policies had a carrying value of $26.7 million at January 30, 2022 and have a face value of approximately $55 million as of that date. Proceeds from the policies are used to fund certain employee benefits and for other general corporate purposes. We account for life insurance as a component of employee benefits cost. Consequently, the cost of the coverage and any resulting gains or losses related to those insurance policies are recorded as a decrease or increase to operating income. Cash payments that increase the cash surrender value of these policies are classified as investing outflows on the Consolidated Statements of Cash Flows, with amounts paid in excess of the increase in cash surrender value included in operating activities. Gains on life insurance policies, which typically occur at the time a policy is redeemed, are included in the reconciliation of net income to net cash used in or provided by operating activities.

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

Advertising

We offer advertising programs to qualified dealers under which we may provide signage, catalogs and other marketing support to our dealers and may reimburse some advertising and other costs incurred by our dealers in connection with promoting our products. The cost of these programs does not exceed the fair value of the benefit received. We charge the cost of point-of-purchase materials (including signage, catalogs, and fabric and leather swatches) to selling and administrative expense as incurred. Advertising costs charged to selling and administrative expense for fiscal years 2022, 2021 and 2020 were $1.9 million, $2.1 million, and $3.4 million, respectively. The costs for other advertising allowance programs are charged against net sales. We also have arrangements with some dealers to reimburse them for a portion of their advertising costs, which provides advertising benefits to us. Costs for these arrangements are expensed as incurred and are netted against net sales in our consolidated statements of operations and comprehensive income.

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

In the notes to the consolidated financial statements, references to the:

■	2022 fiscal year and comparable terminology mean the fiscal year that began February 1, 2021 and ended January 30, 2022;
■	2021 fiscal year and comparable terminology mean the fiscal year that began February 3, 2020 and ended January 31, 2021;
■	2020 fiscal year and comparable terminology mean the fiscal year that began February 4, 2019 and ended February 2, 2020.

NOTE 4 – DOUBTFUL ACCOUNTS AND CUSTOMER ALLOWANCES

The activity in the allowance for doubtful accounts was:

	Fifty-Two Weeks Ended
	January 30,	January 31,	February 2,
	2022	2021	2020
Balance at beginning of year	$2,338	$903	$908
Non-cash charges to cost and expenses	(76)	1,262	417
Less uncollectible receivables written off, net of recoveries	(246)	173	(422)
Balance at end of year	$2,016	$2,338	$903

The activity in customer allowances was:

	Fifty-Two Weeks Ended
	January 30,	January 31,	February 2,
	2022	2021	2020
Balance at beginning of year	$6,993	$3,493	$4,267
Charges to cost and expenses	23,766	29,243	31,815
Less allowances applied	(23,305)	(25,666)	(32,511)
Less uncollectible receivables written off, net of recoveries	(170)	(77)	(78)
Balance at end of year	$7,284	$6,993	$3,493

NOTE 5 – ACCOUNTS RECEIVABLE

	January 30,	January 31,
	2022	2021

Gross accounts receivable	$83,027	$92,621
Customer allowances	(7,284)	(6,993)
Allowance for doubtful accounts	(2,016)	(2,338)
Trade accounts receivable	$73,727	$83,290

NOTE 6 – INVENTORIES

	January 30,	January 31,
	2022	2021
Finished furniture	$89,066	$81,290
Furniture in process	2,314	1,397
Materials and supplies	13,179	9,639
Inventories at FIFO	104,559	92,326
Reduction to LIFO basis	(29,536)	(22,167)
Inventories	$75,023	$70,159

If the first-in, first-out (FIFO) method had been used in valuing all inventories, net income would have been $17.4 million in fiscal 2022, net loss would have been $11.1 million in fiscal 2021, and net income would have been $19.5 million in fiscal 2020. We recorded LIFO expense of $7.4 million in fiscal 2022, LIFO income of $1.3 million in fiscal 2021, and LIFO expense of $3.1 million in fiscal 2020.

At January 30, 2022 and January 31, 2021, we had $8.9 million and $6.7 million, respectively, in consigned inventories, which are included in the “Finished furniture” line in the table above.

At January 30, 2022, we held $11.1 million in inventory outside of the United States, in Vietnam and China. At January 31, 2021, we held $11.3 million in inventory outside of the United States, in Vietnam and China.

NOTE 7 – PROPERTY, PLANT AND EQUIPMENT

	Depreciable Lives	January 30,	January 31,
	(In years)	2022	2021

Buildings and land improvements	15 - 30	$32,030	$31,316
Computer software and hardware	3 - 10	15,648	15,012
Machinery and equipment	10	10,390	9,314
Leasehold improvements	Term of lease	10,984	10,005
Furniture and fixtures	3 - 8	5,829	2,614
Other	5	676	651
Total depreciable property at cost		75,557	68,912
Less accumulated depreciation		(49,077)	(44,098)
Total depreciable property, net		26,480	24,814
Land		1,077	1,077
Construction-in-progress		501	889
Property, plant and equipment, net		$28,058	$26,780

Depreciation expense for fiscal 2022, 2021 and 2020 was $5.4 million, $4.4 million and $4.7 million, respectively.

Capitalized Software Costs

Certain costs incurred in connection with developing or obtaining computer software for internal use are capitalized. These costs are amortized over periods of ten years or less. Capitalized software is reported as a component of computer software and hardware above and on the property, plant, and equipment line of our consolidated balance sheets. The activity in capitalized software costs was:

	Fifty-Two Weeks Ended
	January 30,	January 31,	February 2,
	2022	2021	2020
Balance beginning of year	$3,211	$4,277	$5,123
Additions	65	33	286
Amortization expense	(1,053)	(1,099)	(1,132)
Disposals	-	-	-
Balance end of year	$2,223	$3,211	$4,277

NOTE 8 – INTANGIBLE ASSETS AND GOODWILL

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

Based on our internal analyses at January 30, 2022, the fair values of our non-amortizable trademarks and trade names exceeded their carrying values and we concluded that Shenandoah goodwill in the Domestic Upholstery segment is not impaired.

Details of our non-amortizable intangible assets are as follows:

		Fifty-Two Weeks Ended
		January 30, 2022			January 31, 2021
Non-amortizable Intangible Assets	Segment	Beginning Balance	Impairment Charges	Net Book Value	Beginning Balance	Impairment Charges	Net Book Value
Goodwill	Domestic Upholstery	$490	$-	$490	$16,871	$(16,381)	$490
Goodwill	Home Meridian	-	-	-	23,187	(23,187)	-
Total Goodwill		490	-	490	40,058	(39,568)	490

Trademarks and trade names - Home Meridian	Home Meridian	6,650	-	6,650	11,400	(4,750)	6,650
Trademarks and trade names - Bradington-Young	Domestic Upholstery	861	-	861	861	-	861
Trademarks and trade names - Sam Moore	Domestic Upholstery	396	-	396	396	-	396
Total Trademarks and trade names		$7,907	$-	$7,907	$12,657	$(4,750)	$7,907

Total non-amortizable assets		$8,397	$-	$8,397	$52,715	$(44,318)	$8,397

Our amortizable intangible assets are recorded in the Home Meridian and in Domestic Upholstery segments. The carrying amounts and changes therein of those amortizable intangible assets were as follows:

	Amortizable Intangible Assets
	Customer
	Relationships	Trademarks	Totals

Balance at January 31, 2021	$17,672	$658	$18,330
Amortization	(2,324)	(60)	(2,384)
Balance at January 30, 2022	$15,348	$598	$15,946

The estimated amortization expense associated with our amortizable intangible assets is expected to be as follows:

Fiscal Year	Amount

2023	2,384
2024	2,384
2025	2,359
2026	2,359
2027	2,359
2028 and thereafter	4,101
$15,946

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

As of January 30, 2022, and January 31, 2021, Company-owned life insurance was measured at fair value on a recurring basis based on Level 2 inputs. The fair value of the Company-owned life insurance is determined by inputs that are readily available in public markets or can be derived from information available in publicly quoted markets. Additionally, the fair value of the Company-owned life insurance is marked to market each reporting period and any change in fair value is reflected in income for that period.

Our assets measured at fair value on a recurring basis at January 30, 2022 and January 31, 2021, were as follows

	Fair value at January 30, 2022				Fair value at January 31, 2021
Description	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets measured at fair value
Company-owned life insurance	$-	$26,479	$-	$26,479	$-	$25,365	$-	$25,365

NOTE 10 – LEASES

In fiscal 2020, we adopted Accounting Standards Codification Topic 842 Leases. We have a sub-lease at one of our warehouses and we recognized sub-lease income of $890,000, $576,000 and $405,000 in fiscal 2022, fiscal 2021 and fiscal 2020, respectively.

The components of lease cost and supplemental cash flow information for leases in fiscal 2022, 2021 and 2020 were:

	Fifty-two Weeks Ended
	January 30, 2022	January 31, 2021	February 2, 2020
Operating lease cost	$8,144	$8,367	$8,408
Variable lease cost	208	146	153
Short-term lease cost	117	291	581
Total operating lease cost	$8,469	$8,804	$9,142

Operating cash outflows	$7,730	$7,921	$8,725

The right-of-use assets and lease liabilities recorded on our Consolidated Balance Sheets as of January 30, 2022 and January 31, 2021 were:

	January 30, 2022	January 31, 2021
Real estate	$50,749	$33,651
Property and equipment	1,105	962
Total operating leases right-of-use assets	$51,854	$34,613

Current portion of operating lease liabilities	$7,471	$6,650
Long term operating lease liabilities	46,570	29,441
Total operating lease liabilities	$54,041	$36,091

The increase in right-of-use assets and lease liabilities is primarily due to the commencement of the operating lease at our new warehouse facility in Georgia during the fiscal 2022 third quarter. Weighted-average remaining lease term is 8.3 years. We used our incremental borrowing rate which is LIBOR plus 1.5% at the adoption date. The weighted-average discount rate is 1.91%.

The following table reconciles the undiscounted future lease payments for operating leases to the operating lease liabilities recorded in the consolidated balance sheet at January 30, 2022:

Fiscal Year	Undiscounted Future Operating Lease Payments
2023	$8,414
2024	7,098
2025	7,140
2026	7,213
2027	6,850
2028 and thereafter	21,805
Total lease payments	$58,520
Less: impact of discounting	(4,479)
Present value of lease payments	$54,041

As of January 30, 2022, the Company had an additional lease for a showroom in High Point, North Carolina. This lease is expected to commence in Fall of calendar 2022 with an initial lease term of 10 years and estimated future minimum rental commitments of approximately $23.7 million. Since the lease has not yet commenced, the undiscounted amounts are not included in the table above.

NOTE 11 – LONG-TERM DEBT

We paid off the term loans which were related to the Home Meridian acquisition in fiscal 2021 and currently have a $35 million revolving credit facility (“Existing Revolver”). The Existing Revolver is based on successive past amendments to previous BofA banking agreements which are collectively referred to as the “Previous Agreements.” Details of our Existing Revolver are outlined below:

■

The Existing Revolver is available between January 27, 2021 and February 1, 2026 or such earlier date as the availability may terminate or such later date as BofA may from time to time in its sole discretion designate in any extension notice;

■	During the availability period, BofA will provide a line of credit to the maximum amount of the Existing Revolver;

■	The sublimit of the Existing Revolver available for the issuance of letters of credit was increased to $10 million;

■	The actual daily amount of undrawn letters of credit is subject to a quarterly fee equal to a per annum rate of 1%;

■	We may, on a one-time basis, request an increase in the Existing Revolver by an amount not to exceed $30 million at BofA’s discretion; and

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

We were in compliance with each of these financial covenants at January 30, 2022.

As of January 30, 2022, we had an aggregate $27.9 million available under the Existing Revolver to fund working capital needs. Standby letters of credit in the aggregate amount of $7.1 million, used to collateralize certain insurance arrangements and for imported product purchases, were outstanding under the Existing Revolver as of January 30, 2022. There were no additional borrowings outstanding under the Existing Revolver as of January 30, 2022.

NOTE 12 – EMPLOYEE BENEFIT PLANS

Employee Savings Plans

We sponsor a tax-qualified 401(k) retirement plan covering substantially all employees. This plan assists employees in meeting their savings and retirement planning goals through employee salary deferrals and discretionary employer matching contributions. Our contributions to the plan amounted to $1.4 million in fiscal 2022, $1.3 million in fiscal 2021, and $1.4 million in fiscal 2020.

Executive Benefits

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

Summarized SRIP and SERP information as of each fiscal year-end (the measurement date) is as follows:

	SRIP (Supplemental Retirement Income Plan)
	January 30,	January 31,
	2022	2021
Change in benefit obligation:
Beginning projected benefit obligation	$10,572	$10,256
Service cost	133	128
Interest cost	178	249
Benefits paid	(904)	(591)
Actuarial (gain)/ loss	(553)	530
Ending projected benefit obligation (funded status)	$9,426	$10,572

Accumulated benefit obligation	$9,277	$10,421

Discount rate used to value the ending benefit obligations:	1.75%	1.75%

Amount recognized in the consolidated balance sheets:
Current liabilities (Accrued salaries, wages and benefits line)	$877	$877
Non-current liabilities (Deferred compensation line)	8,549	9,695
Total	$9,426	$10,572

	Fifty-Two Weeks Ended
	January 30,	January 31,	February 2,
	2022	2021	2020
Net periodic benefit cost
Service cost	$133	$128	$104
Interest cost	178	249	351
Net loss	402	338	149
Net periodic benefit cost	$713	$715	$604

Other changes recognized in accumulated other comprehensive income
Net (gain) / loss arising during period	(553)	530	716
Amortizations:
Gain (loss)	(402)	(338)	(149)
Total recognized in other comprehensive loss (income)	(955)	192	567

Total recognized in net periodic benefit cost and accumulated other comprehensive income	$(242)	$907	$1,171

Assumptions used to determine net periodic benefit cost:
Discount rate	1.75%	2.50%	3.75%
Increase in future compensation levels	4.00%	4.00%	4.00%

Estimated Future Benefit Payments:
Fiscal 2023	$877
Fiscal 2024	957
Fiscal 2025	957
Fiscal 2026	957
Fiscal 2027	783
Fiscal 2028 through fiscal 2032	4,126

For the SRIP, the discount rate used to determine the fiscal 2022 net periodic cost was 1.75%, based on the Mercer yield curve and the plan’s expected benefit payments. At January 30, 2022, combining the Mercer yield curve and the plan's expected benefit payments resulted in a rate of 1.75%. This rate was used to value the ending benefit obligations.

At January 30, 2022, the actuarial gain related to the SRIP amounted to $553,000, net of tax of $237,000. At January 31, 2021, the actuarial losses related to the SRIP amounted to $530,000, net of tax of $338,000. The estimated actuarial gain that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the 2023 fiscal year is $83,310. There is no expected prior service (cost) or credit amortization.

	SERP (Supplemental Executive Retirement Plan)
	January 30,	January 31,
	2022	2021
Change in benefit obligation:
Beginning projected benefit obligation	$1,681	$1,860
Service cost	-	-
Interest cost	34	46
Benefits paid	(145)	(158)
Actuarial (gain)/loss	(39)	(67)
Ending projected benefit obligation (funded status)	$1,531	$1,681

Accumulated benefit obligation	$1,531	$1,681

Discount rate used to value the ending benefit obligations:	2.10%	2.10%

Amount recognized in the consolidated balance sheets:
Current liabilities (Accrued salaries, wages and benefits line)	$156	$156
Non-current liabilities (Deferred compensation line)	1,375	1,525
Total	$1,531	$1,681

	Fifty-Two Weeks Ended
	January 30,	January 31,	February 2,
	2022	2021	2020
Net periodic benefit cost
Service cost	$-	$-	$-
Interest cost	34	46	67
Net gain		-	(5)
Net periodic benefit cost	$34	$46	$62

Other changes recognized in accumulated other comprehensive income
Net (gain)/loss arising during period	(39)	(67)	168
Amortizations:
Gain (Loss)	-	-	5
Total recognized in other comprehensive loss (income)	(39)	(67)	173

Total recognized in net periodic benefit cost and
accumulated other comprehensive income	$(5)	$(21)	$235

Assumptions used to determine net periodic benefit cost:
Discount rate	2.80%	2.60%	3.90%
Increase in future compensation levels	N/A	N/A	N/A

Estimated Future Benefit Payments:
Fiscal 2023	$155
Fiscal 2024	151
Fiscal 2025	145
Fiscal 2026	139
Fiscal 2027	133
Fiscal 2028 through fiscal 2032	553

For the SERP, the discount rate assumption used to measure the projected benefit obligations is set by reference to a certain hypothetical AA-rated corporate bond spot-rate yield curve constructed by our actuary, Aon (“Aon”) and the plan’s projected cash flows, rounded to the nearest 10 bps. At January 31, 2021, combining the Aon AA Above Median yield curve and the plan's expected benefit payments created a rate of 2.10%. This rate was used to value the ending benefit obligations. At January 30, 2022, combining the Aon AA Above Median yield curve and the plan's expected benefit payments created a rate of 2.80%. The change in the discount rate from 2.10% to 2.80% decreased liabilities.

At January 30, 2022, the actuarial gain related to the SERP was $39,000. At January 31, 2021, the actuarial gain related to the SERP was $67,000.

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

We account for restricted stock awards as “non-vested equity shares” until the awards vest or are forfeited. Restricted stock awards to non-employee directors and certain other management employees vest if the director/employee remains on the board/employed through the specified vesting period for shares and may vest earlier upon certain events specified in the plan. For shares issued to non-employee directors during fiscal 2016 and after, there is a 12-month service period. The fair value of each share of restricted stock is the market price of our common shares on the grant date. The weighted average grant-date fair values of restricted stock awards issued during fiscal 2022 were $37.20 and $40.00, during fiscal 2021 were $13.92, $19.20 and $29.34, during fiscal 2020 were $29.77, $29.21 and $19.87, respectively.

The restricted stock awards outstanding as of January 30, 2022 had an aggregate grant-date fair value of $1.7 million, after taking vested and forfeited restricted shares into account. As of January 30, 2022, we have recognized non-cash compensation expense of approximately $996,000 related to these non-vested awards and $2.6 million for awards that have vested. The remaining $692,000 of grant-date fair value for unvested restricted stock awards outstanding at January 30, 2022 will be recognized over the remaining vesting periods for these awards. The number of outstanding restricted shares increased due primarily to grants of restricted shares to a larger population of our non-executive employees as an incentive for retention and alignment of individual performance to our values.

For each restricted stock issuance, the following table summarizes restricted stock activity, including the weighted average issue price of those shares on the grant date, the fair value of each grant of restricted stock on the grant date, compensation expense recognized for the unvested shares of restricted stock for each grant and the remaining fair value of the unvested shares of restricted stock for each grant as of January 30, 2022:

	Whole	Grant-Date	Aggregate	Compensation	Grant-Date Fair Value
	Number of	Fair Value	Grant-Date	Expense	Unrecognized At
	Shares	Per Share	Fair Value	Recognized	January 30, 2022
Previous Awards (vested)				$2,580

Restricted shares Issued on April 17, 2019	15,939	29.80	475	356	21
Forfeited	(3,275)		(98)
Partial vested due to separation	(415)

Restricted shares Issued on May 8, 2019	1,027	29.21	30	27	3

Restricted shares Issued on April 7, 2020	23,484	13.92	327	167	108
Forfeited	(3,718)		(52)

Restricted shares Issued on October 19, 2020	1,022	29.34	30	13	17

Restricted shares Issued on April 8, 2021	16,613	37.20	618	154	402
Forfeited	(1,677)		(62)

Restricted shares Issued on June 3, 2021	12,000	40.00	480	279	141
Forfeited	(1,500)		(60)

Awards outstanding at January 30, 2022:	59,500		$1,688	$996	$692

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

The following table presents RSU activities for the year ended January 30, 2022:

	Whole	Grant-Date	Aggregate	Compensation	Grant-Date Fair Value
	Number of	Fair Value	Grant-Date	Expense	Unrecognized At
	Units	Per Unit	Fair Value	Recognized	January 30, 2022
Previous Awards (vested)				$1,062

RSUs Awarded on April 17, 2019	10,196	28.05	286	178	12
Forfeited	(3,436)		(96)
Partial vested due to separation	(2,549)

RSUs Awarded on April 7, 2020	17,672	$12.01	212	76	50
Forfeited	(7,183)		(86)
Partial vested due to separation	(1,437)

RSUs Awarded on April 8, 2021	8,186	35.05	287	61	160
Forfeited	(1,882)		(66)

RSUs for retention Awarded on April 8, 2021	4,865	35.05	171	31	83
Forfeited	(1,613)		(57)

Awards outstanding at January 30, 2022:	22,819		$651	$346	$305

We have issued Performance-based Restricted Stock Units (“PSUs”) to our named executive officers since fiscal 2019 under the Company’s Stock Incentive Plan. Each PSU entitles the executive officer to receive one share of our common stock based on the achievement of two specified performance conditions if the executive officer remains continuously employed through the end of the three-year performance period. One target is based on our annual average growth in our EPS over the performance period and the other target is based on EPS growth over the performance period compared to our peers. The payout or settlement of the PSUs will be made in shares of our common stock. PSUs awarded in fiscal 2019 and fiscal 2020 were forfeited as the performance targets were not met. The following table presents PSU activities for the year ended January 30, 2022:

	Whole	Grant-Date	Aggregate	Compensation	Grant-Date Fair Value
	Number of	Fair Value	Grant-Date	Expense	Unrecognized At
	Units	Per Unit	Fair Value	Recognized	January 30, 2022
Previous Awards (vested)				-

PSUs Awarded on April 7, 2020	69,075	13.92	962	409	128
Forfeited	(30,532)		(425)

PSUs Awarded on April 8, 2021	20,243	37.20	753	204	409
Forfeited	(3,764)		(140)

Awards outstanding at January 30, 2022:	55,022		$1,150	$613	$537

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

We expect to continue to grant these types of awards annually in the future. The following table sets forth the number of outstanding restricted stock awards and RSUs and PSUs, net of forfeitures and vested shares, as of the fiscal period-end dates indicated:

	January 30,	January 31,	February 2,
	2022	2021	2020

Restricted shares	59,500	54,747	45,946
RSUs and PSUs	77,841	140,911	73,060
	137,341	195,658	119,006

All restricted shares, RSUs and PSUs awarded that have not yet vested are considered when computing diluted earnings per share. The following table sets forth the computation of basic and diluted earnings per share:

	Fifty-Two Weeks Ended
	January 30,	January 31,	February 2,
	2022	2021	2020

Net income/(loss)	$11,718	$(10,426)	$17,083
Less: Dividends on unvested restricted shares	46	36	25
Net earnings allocated to unvested restricted stock	61	-	60
Earnings available for common shareholders	$11,611	$(10,462)	$16,998

Weighted average shares outstanding for basic
earnings per share	11,852	11,822	11,784
Dilutive effect of unvested restricted stock awards	118	*	54
Weighted average shares outstanding for diluted
earnings per share	11,970	11,822	11,838

Basic earnings/(loss) per share	$0.99	$(0.88)	$1.44

Diluted earnings/(loss) per share	$0.97	$(0.88)	$1.44

*Due to the fiscal 2021 net loss, approximately 119,000 shares would have been antidilutive and are therefore excluded from the calculation of earnings per share.

NOTE 15 – INCOME TAXES

Our provision for income taxes was as follows for the periods indicated:

	Fifty-Two Weeks Ended
	January 30,	January 31,	February 2,
	2022	2021	2020
Current expense
Federal	$650	$5,858	$2,312
Foreign	107	108	255
State	307	1,154	334
Total current expense	1,064	7,120	2,901

Deferred taxes
Federal	1,980	(9,554)	1,645
State	344	(1,708)	298
Total deferred taxes	2,324	(11,262)	1,943
Income tax expense / (benefit)	$3,388	$(4,142)	$4,844

Total tax expense for fiscal 2022 was $3.6 million, of which $3.4 million expense was allocated to continuing operations and $200,000 tax expense was allocated to other comprehensive income. Total tax benefit for fiscal 2021 was $4.2 million, of which $4.1 million benefit was allocated to continuing operations and $ 30,000 tax benefit was allocated to other comprehensive income. Total tax expense for fiscal 2020 was $4.5 million, of which $4.8 million expense was allocated to continuing operations and $ 300,000 tax benefit was allocated to other comprehensive income.

The effective income tax rate differed from the federal statutory tax rate as follows for the periods indicated:

	Fifty-Two Weeks Ended
	January 30,	January 31,	February 2,
	2022	2021	2020

Income taxes at statutory rate	21.0%	21.0%	21.0%
Increase (decrease) in tax rate resulting from:
State taxes, net of federal benefit	3.4	3.0	2.4
Officer's life insurance	-1.3	1.7	-1.1
Expiration of capital loss	2.0	0.0	0.0
Change in valuation allowance	-1.9	0.0	0.0
Consolidated Appropriation Act provisions	0.0	1.8	0.0
Other	-0.8	0.9	-0.2
Effective income tax rate	22.4%	28.4%	22.1%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities for the period indicated were:

	January 30,	January 31,
	2022	2021
Assets
Intangible assets	$7,212	$8,057
Deferred compensation	2,807	2,765
Allowance for bad debts	2,079	2,235
Employee benefits	643	848
Loss and credit carryover	88	411
Accrued liabilities	320	511
Deferred rent	618	444
Other	194	369
Total deferred tax assets	13,961	15,640
Valuation allowance	(88)	(411)
	13,873	15,229
Liabilities
Property, plant and equipment	1,361	775
Inventories	900	281
Total deferred tax liabilities	2,261	1,056
Net deferred tax assets	$11,612	$14,173

At January 30, 2022 and January 31, 2021 our net deferred asset was $11.6 and $14.2 million, respectively. The decrease in the valuation allowance of $323,000 was primarily due to the expiration of a capital loss carryforward. We expect to fully realize the benefit of the deferred tax assets, with the exception of the foreign tax credit carry forward, in future periods when the amounts become deductible. The foreign tax credit carry forward is $88,000 and expires beginning in fiscal 2029.

Current accounting standards prescribe a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The guidance also addresses de-recognition, classification, interest and penalties, accounting in interim periods and disclosure. We do not have unrecognized tax benefits as of January 30, 2022.

Tax years ending February 3, 2019 through January 30, 2022 remain subject to examination by federal and state taxing authorities.

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

We continually monitor our reportable segments for changes in facts and circumstances to determine whether changes in the identification or aggregation of operating segments are necessary. In the fourth quarter of fiscal 2020, we updated our reportable segments as follows: Domestic upholstery producers Bradington-Young, Sam Moore and Shenandoah Furniture were moved from All other and aggregated into a new reportable segment called “Domestic Upholstery.” All Other now consists of H Contract and Lifestyle Brands. Lifestyle Brands is a business in its start-up phase targeted at the interior designer channel. The Hooker Branded and Home Meridian segments were unchanged. (Fiscal 2020 results shown below have been recast based on the re-composition of our operating segments during the 2020 fourth quarter.) Therefore, for financial reporting purposes, we are organized into three reportable segments and “All Other”, which includes the remainder of our businesses:

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

	Fifty-Two Weeks Ended
	January 30, 2022		January 31, 2021		February 2, 2020
		% Net		% Net		% Net
Net Sales		Sales		Sales		Sales
Hooker Branded	$200,692	33.8%	$162,442	30.1%	$161,990	26.4%
Home Meridian	278,902	47.0%	282,423	52.3%	340,630	55.8%
Domestic Upholstery	102,283	17.2%	83,678	15.5%	95,670	15.7%
All Other	11,735	2.0%	11,538	2.1%	12,534	2.1%
Consolidated	$593,612	100%	$540,081	100%	$610,824	100%

Gross Profit
Hooker Branded	$63,146	31.5%	$51,832	31.9%	$51,462	31.8%
Home Meridian	15,213	5.5%	39,832	14.1%	36,936	10.8%
Domestic Upholstery	19,471	19.0%	17,121	20.5%	21,120	22.1%
All Other	3,872	33.0%	3,963	34.4%	4,440	35.4%
Consolidated	$101,702	17.1%	$112,748	20.9%	$113,958	18.7%

Operating Income/(Loss)
Hooker Branded	$30,667	15.3%	$22,827	14.1%	$21,512	13.3%
Home Meridian	(21,260)	-7.6%	(26,071)	-9.2%	(7,169)	-2.1%
Domestic Upholstery	4,304	4.2%	(12,418)	-14.8%	6,637	6.9%
All Other	1,132	9.6%	1,298	11.3%	1,727	13.8%
Consolidated	$14,843	2.5%	$(14,364)	-2.7%	$22,707	3.7%

Capital Expenditures
Hooker Branded	$558		$377		$690
Home Meridian	4,829		347		496
Domestic Upholstery	1,295		475		3,914
All Other	10		11		29
Consolidated	$6,692		$1,210		$5,129

Depreciation & Amortization
Hooker Branded	$2,530		$1,809		$1,930
Home Meridian	2,594		2,160		2,218
Domestic Upholstery	2,678		2,797		2,938
All Other	12		12		14
Consolidated	$7,814		$6,778		$7,100

	As of January 30,		As of January 31,
	2022	%Total	2021	%Total
Assets		Assets		Assets
Hooker Branded	$170,968	48.8%	$174,475	53.5%
Home Meridian	130,890	37.4%	100,497	30.9%
Domestic Upholstery	47,232	13.5%	49,370	15.2%
All Other	1,126	0.3%	1,204	0.4%
Consolidated Assets	$350,216	100%	$325,546	100%
Consolidated Goodwill and Intangibles	24,343		26,727
Total Consolidated Assets	$374,559		$352,273

Sales by product type are as follows:

	Net Sales (in thousands)
	Fiscal
	2022		2021		2020

Casegoods	$348,548	59%	$329,906	61%	$397,192	65%
Upholstery	245,064	41%	210,175	39%	213,632	35%
	$593,612	100%	$540,081	100%	$610,824	100%

No significant long-lived assets were held outside the United States at either January 30, 2022 or January 31, 2021. International customers accounted for 2.0% of consolidated invoiced sales in fiscal 2022 and 2021, and 1.6% in fiscal 2020. We define international sales as sales outside of the United States and Canada.

NOTE 17 – COMMITMENTS, CONTINGENCIES AND OFF-BALANCE SHEET ARRANGEMENTS

Commitments and Off-Balance Sheet Arrangements

We lease office space, warehousing facilities, showroom space and office equipment under leases expiring over the next five years. Rent expense, was $10.1 million in fiscal 2022, $10.7 million in fiscal 2021, and $11.2 million in fiscal 2020. Future minimum annual commitments under leases and operating agreements are $9.5 million in fiscal 2023, $8.2 million in fiscal 2024, $8.2 million in fiscal 2025, $8.3 million in fiscal 2026 and $7.8 million in fiscal 2027.

We had letters of credit outstanding totaling $7.1 million on January 30, 2022. We utilize letters of credit to collateralize certain imported inventory purchases and certain insurance arrangements.

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

Factories located in Vietnam and China are a critical resource for Hooker Furnishings. In fiscal 2022, imported products sourced from Vietnam and China accounted for 88% of our import purchases and our top five suppliers in those countries accounted for 42% of our fiscal 2022 import purchases. A disruption in our supply chain from Vietnam, China or Malaysia could significantly impact our ability to fill customer orders for products manufactured at that factory or in that country.

Raw Materials Sourcing for Domestic Upholstery Manufacturing

Our five largest domestic upholstery suppliers accounted for 32% of our raw materials supply purchases for domestic upholstered furniture manufacturing operations in fiscal 2022. One supplier accounted for 9.2% of our raw material purchases in fiscal 2022. Should disruptions with these suppliers occur, we believe we could successfully source these products from other suppliers without significant disruption to our operations.

Concentration of Sales and Accounts Receivable

One customer accounted for 8% of our consolidated sales in fiscal 2022. Our top five customers accounted for 26% of our fiscal 2022 consolidated sales. The loss of any one or more of these customers could adversely affect our earnings, financial condition and liquidity. At January 30, 2022, 25% of our consolidated accounts receivable is concentrated in our top five customers.

NOTE 19- RELATED PARTY TRANSACTIONS

We lease the four properties utilized in Shenandoah’s operations. One of our employees has an ownership interest in the entities that own these properties. The leases commenced on September 29, 2017 with an option to renew each for an additional seven years. All four leases include annual rent escalation clauses with respect to minimum lease payments after the initial 84-month term of the lease is completed. In addition to monthly lease payments, we also incur expenses for property taxes, routine repairs and maintenance and other operating expenses. We paid $784,000 in lease payments to these entities during fiscal 2022.

NOTE 20- SUBSEQUENT EVENTS

Cash Dividend

On March 1, 2022, our Board of Directors declared a quarterly cash dividend of $0.20 per share, payable on March 31, 2022 to shareholders of record at March 17, 2022.

Sunset West Acquisition

On January 31, 2022, the first day of our 2023 fiscal year, we entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with Sunset HWM, LLC (“Sunset West”) and its three members (the “Sunset West Members”) to acquire substantially all of the assets of Sunset West (the “Sunset Acquisition”). Simultaneously, we closed on the transaction by paying $23.5 million in cash and $2 million subject to an escrow arrangement and possible earn-out payments to the Sunset West Members up to an aggregate of $4 million with the closing cash consideration subject to adjustment for customary working capital estimates. Under the Asset Purchase Agreement, the Company also assumed specified liabilities of Sunset West.

Sunset West is a leading West Coast-based manufacturer of outdoor furniture with its headquarters in Vista, California. The transaction enables us to immediately gain market share in the growing outdoor furniture segment of the industry with one of the most respected brands in the category.

Fair Value Estimates of Assets Acquired and Liabilities Assumed

The consideration and components of our initial fair value allocation of the purchase price paid at closing and in the subsequent Net Working Capital Adjustment consisted of the following:

Purchase price consideration

Cash paid for assets acquired	$23,500
Net working capital excess to working capital target	411
Escrow Fee	(1)
Earnout	4,000
Total purchase price	$27,910

Fair value estimates of assets acquired and liabilities assumed:
Net working capital	$578
Fixed assets	101
Intangible assets	8,170
Goodwill	19,061
Total purchase price	$27,910

Substantially all of these amounts are subject to subsequent adjustment as we continue to gather information during the measurement period. Certain intangible assets were acquired as part of this transaction. Trademarks, trade names and customer relationships have been assigned preliminary fair values subject to additional analysis during the measurement period. While we are still analyzing Sunset West’s operations and the requirements of ASC 280: Segment Reporting, we anticipate Sunset West will be included in the Domestic Upholstery segment.