Form 10-Q
period 2022-05-01
HOOKER FURNISHINGS Corp
filed 2022-06-09
CIK 1077688

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended May 1, 2022

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

As of June 3, 2022, there were 12,002,091 shares of the registrant’s common stock outstanding.

.PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

HOOKER FURNISHINGS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

As of	May 1,	January 30,
	2022	2022
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$10,100	$69,366
Trade accounts receivable, net	83,022	73,727
Inventories	107,681	75,023
Income tax recoverable	5,123	4,361
Prepaid expenses and other current assets	8,171	5,237
Total current assets	214,097	227,714
Property, plant and equipment, net	27,608	28,058
Cash surrender value of life insurance policies	27,183	26,479
Deferred taxes	9,778	11,612
Operating leases right-of-use assets	52,700	51,854
Intangible assets, net	34,426	23,853
Goodwill	15,516	490
Other assets	5,763	4,499
Total non-current assets	172,974	146,845
Total assets	$387,071	$374,559

Liabilities and Shareholders’ Equity
Current liabilities
Trade accounts payable	$42,270	$30,916
Accrued salaries, wages and benefits	5,314	7,141
Customer deposits	9,515	7,145
Current portion of lease liabilities	7,447	7,471
Other accrued expenses	2,432	4,264
Total current liabilities	66,978	56,937
Deferred compensation	9,794	9,924
Lease liabilities	47,271	46,570
Other long-term liabilities	766	-
Total long-term liabilities	57,831	56,494
Total liabilities	124,809	113,431

Shareholders’ equity
Common stock, no par value, 20,000 shares authorized, 12,002 and 11,922 shares issued and outstanding on each date	53,649	53,295
Retained earnings	208,678	207,884
Accumulated other comprehensive loss	(65)	(51)
Total shareholders’ equity	262,262	261,128
Total liabilities and shareholders’ equity	$387,071	$374,559

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

HOOKER FURNISHINGS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	For the
	Thirteen Weeks Ended
	May 1,	May 2,
	2022	2021

Net sales	$147,314	$162,861

Cost of sales	117,855	129,279

Gross profit	29,459	33,582

Selling and administrative expenses	24,658	20,743
Intangible asset amortization	878	596

Operating income	3,923	12,243

Other income, net	278	4
Interest expense, net	28	31

Income before income taxes	4,173	12,216

Income tax expense	991	2,773

Net income	$3,182	$9,443

Earnings per share
Basic	$0.27	$0.79
Diluted	$0.26	$0.78

Weighted average shares outstanding:
Basic	11,866	11,833
Diluted	11,949	11,972

Cash dividends declared per share	$0.20	$0.18

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

HOOKER FURNISHINGS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	For the
	Thirteen Weeks Ended
	May 1,	May 2,
	2022	2021

Net income	$3,182	$9,443
Other comprehensive income:
Amortization of actuarial (loss) / gain	(18)	100
Income tax effect on amortization	4	(24)
Adjustments to net periodic benefit cost	(14)	76

Total comprehensive income	$3,168	$9,519

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

HOOKER FURNISHINGS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the
	Thirteen Weeks Ended
	May 1,	May 2,
	2022	2021
Operating Activities:
Net income	$3,182	$9,443
Adjustments to reconcile net income to net cash (used in) / provided by operating activities:
Depreciation and amortization	2,287	1,714
Deferred income tax expense	1,838	1,749
Noncash restricted stock and performance awards	354	(319)
Provision for doubtful accounts and sales allowances	(349)	(791)
Gain on life insurance policies	(568)	(439)
Changes in assets and liabilities:
Trade accounts receivable	(7,386)	(7,255)
Inventories	(30,082)	(11,316)
Income tax recoverable	(762)	-
Prepaid expenses and other assets	(4,145)	(2,441)
Trade accounts payable	10,493	7,373
Accrued salaries, wages, and benefits	(1,827)	(1,053)
Accrued income taxes	-	1,035
Customer deposits	(906)	3,004
Operating lease liabilities	(168)	84
Other accrued expenses	(1,830)	(558)
Deferred compensation	(149)	8
Net cash (used in)/provided by operating activities	$(30,018)	$238

Investing Activities:
Acquisitions	(25,912)	-
Purchases of property and equipment	(830)	(2,188)
Premiums paid on life insurance policies	(118)	(155)
Net cash used in investing activities	(26,860)	(2,343)

Financing Activities:
Cash dividends paid	(2,388)	(2,140)
Cash used in financing activities	(2,388)	(2,140)

Net decrease in cash and cash equivalents	(59,266)	(4,245)
Cash and cash equivalents - beginning of year	69,366	65,841
Cash and cash equivalents - end of quarter	$10,100	$61,596

Supplemental disclosure of cash flow information:
Cash paid/(refund) for income taxes	$(85)	$(9)
Cash paid for interest, net	-	-

Non-cash transactions:
Increase in lease liabilities arising from changes in right-of-use assets	$3,689	$6
Increase in property and equipment through accrued purchases	47	3

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In thousands, except per share data)

(Unaudited)

				Accumulated
				Other	Total
	Common Stock		Retained	Comprehensive	Shareholders'
	Shares	Amount	Earnings	Income (loss)	Equity
Balance at January 31, 2021	11,888	$53,323	$204,988	$(808)	$257,503
Net income			9,443		9,443
Unrealized loss on defined benefit plan, net of tax of $24				76	76
Cash dividends paid and accrued ($0.18 per share)			(2,140)		(2,140)
Restricted stock grants, net of forfeitures	21	-			-
Restricted stock compensation cost		274			274
Performance-based restricted stock units costs		147			147
PSU awards		(740)			(740)
Balance at May 2, 2021	11,909	$53,004	$212,291	$(732)	$264,563

Balance at January 30, 2022	11,922	$53,295	$207,884	$(51)	$261,128
Net income			3,182		3,182
Unrealized loss on defined benefit plan, net of tax of $4				(14)	(14)
Cash dividends paid and accrued ($0.20 per share)			(2,388)		(2,388)
Restricted stock grants, net of forfeitures	80	(96)			(96)
Restricted stock compensation cost		296			296
Performance-based restricted stock units costs		154			154
Balance at May 1, 2022	12,002	$53,649	$208,678	$(65)	$262,262

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

HOOKER FURNISHINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar and share amounts in tables, except per share amounts, in thousands unless otherwise indicated)

(Unaudited)

For the Thirteen Weeks Ended May 1, 2022

1.         Preparation of Interim Financial Statements

The condensed consolidated financial statements of Hooker Furnishings Corporation and subsidiaries (referred to as “we,” “us,” “our,” “Hooker” or the “Company”) have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, these statements include all adjustments necessary for a fair statement of the results of all interim periods reported herein. All such adjustments are of a normal recurring nature. Certain information and footnote disclosures prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) are condensed or omitted pursuant to SEC rules and regulations. However, we believe that the disclosures made are adequate for a fair presentation of our results of operations and financial position. These financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in our annual report on Form 10-K for the fiscal year ended January 30, 2022 (“2022 Annual Report”). The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect both the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from our estimates. Operating results for the interim periods reported herein may not be indicative of the results expected for the fiscal year.

The financial statements contained herein are being filed as part of a quarterly report on Form 10-Q covering the 2023 fiscal year thirteen-week period (also referred to as “three months,” “three-month period,” “quarter,” “first quarter” or “quarterly period”) that began January 31, 2022 and ended May 1, 2022. This report discusses our results of operations for this period compared to the 2022 fiscal year thirteen-week period that began February 1, 2021 and ended May 2, 2021; and our financial condition as of May 1, 2022 compared to January 30, 2022.

References in these notes to the condensed consolidated financial statements of the Company to:

■	the 2023 fiscal year and comparable terminology mean the fifty-two-week fiscal year that began January 31, 2022 and will end January 29, 2023; and

■	the 2022 fiscal year and comparable terminology mean the fifty-two-week fiscal year that began February 1, 2021 and ended January 30, 2022.

On January 31, 2022, the first day of our 2023 fiscal year, we entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with Sunset HWM, LLC (“Sunset West”) and its three members (the “Sunset West Members”) to acquire substantially all of the assets of Sunset West (the “Sunset Acquisition”). Simultaneously, we closed on the transaction by paying $23.9 million in cash and $2 million subject to an escrow arrangement and possible earn-out payments to the Sunset West Members up to an aggregate of $4 million with the closing cash consideration subject to adjustment for customary working capital estimates. Under the Asset Purchase Agreement, the Company also assumed specified liabilities of Sunset West.

Sunset West’s results are included in the Domestic Upholstery segment’s results beginning with the fiscal 2023 first quarter. Consequently, comparable prior-year information for Sunset West is not included in the financial statements presented in this report. The acquisition is discussed in greater detail below in Note 3 Acquisition.

2.         Recently Adopted Accounting Policies

No new accounting pronouncements have been adopted in the 2023 fiscal year. We reviewed newly issued accounting pronouncements and concluded they are either not applicable to our business or are not expected to have a material effect on our consolidated financial statements as a result of future adoption.

3.         Acquisition

In accordance with FASB Accounting Standards Codification Topic 805, “Business Combinations” (“ASC 805”), the Acquisition has been accounted for using the acquisition method of accounting. We recorded assets acquired, including identifiable intangible assets, and liabilities assumed, from Sunset West at their respective fair values at the date of completion of the Acquisition. The excess of the purchase price over the net fair value of such assets and liabilities was recorded as goodwill.

The following table summarizes the preliminary estimates of the fair values of the identifiable assets acquired and liabilities assumed in the Acquisition as of May 1, 2022. The preliminary estimates of fair value of identifiable assets acquired and liabilities assumed are subject to revision, which may result in adjustments to the preliminary values presented below, when management’s appraisals and estimates are finalized. Normal post-closing contingencies remain to be resolved, including the final working capital adjustment and any changes due to deviations from the seller’s representations and warranties at closing.

Fair Value Estimates of Assets Acquired and Liabilities Assumed

The consideration and components of our initial fair value allocation of the purchase price paid at closing and in the subsequent Net Working Capital Adjustment consisted of the following:

Purchase price consideration

Fair value estimates of assets acquired and liabilities assumed
Purchase price consideration
Cash paid for assets acquired	$23,909
Escrow	2,003
Fair value of earnout	766
Total purchase price	$26,678

Accounts receivable	$1,560
Inventory	2,577
Prepaid expenses and other current assets	90
Property and equipment	82
Intangible assets	11,451
Goodwill	15,026
Customer deposits	(3,276)
Accounts payable	(816)
Accrued expenses	(16)
Total purchase price	$26,678

Property and equipment were recorded at fair value and primarily consist of computer software and hardware and equipment. Property and equipment will be amortized over their estimated useful lives.

Goodwill is calculated as the excess of the purchase price over the net assets acquired. The goodwill recognized is attributable to growth opportunities and expected synergies. All goodwill is expected to be deductible for income tax purposes.

Intangible assets, consist of two separately identified assets:

■

Sunset West customer relationships, which are definite-lived intangible assets with an aggregate fair value of $10.4 million. The customer relationships are amortizable and will be amortized over a period of 10 years; and

■	The Sunset West trade name, which is definite-lived intangible asset with fair value of $1.1 million. The trade name is amortizable and will be amortized over a period of 12 years.

■	The total weighted average amortization period for these assets is 10.2 years.

We incurred approximately $414,000 in Acquisition-related costs in fiscal 2022. These expenses were included in the “Selling and administrative expenses” line of our fiscal 2022 condensed consolidated statements of operations. Sunset West’s results are included in the Domestic Upholstery segment’s results beginning with the fiscal 2023 first quarter, which include $7.9 million in net sales and $861,000 of operating income, including $282,000 in intangible amortization expense.

4.         Accounts Receivable

	May 1,	January 30,
	2022	2022

Gross accounts receivable	$92,072	$83,027
Customer allowances	(6,900)	(7,284)
Allowance for doubtful accounts	(2,150)	(2,016)
Trade accounts receivable	$83,022	$73,727

5.         Inventories

	May 1,	January 30,
	2022	2022
Finished furniture	$120,110	$89,066
Furniture in process	2,692	2,314
Materials and supplies	15,108	13,179
Inventories at FIFO	137,910	104,559
Reduction to LIFO basis	(30,229)	(29,536)
Inventories	$107,681	$75,023

6.         Property, Plant and Equipment

	Depreciable Lives	May 1,	January 30,
	(In years)	2022	2022

Buildings and land improvements	15 - 30	$32,036	$32,030
Computer software and hardware	3 - 10	15,743	15,648
Machinery and equipment	10	10,574	10,390
Leasehold improvements	Term of lease	11,116	10,984
Furniture and fixtures	3 - 10	5,853	5,829
Other	5	696	676
Total depreciable property at cost		76,018	75,557
Less accumulated depreciation		(50,433)	(49,077)
Total depreciable property, net		25,585	26,480
Land		1,077	1,077
Construction-in-progress		946	501
Property, plant and equipment, net		$27,608	$28,058

7.         Cloud Computing Hosting Arrangement

We are in the process of implementing a common Enterprise Resource Planning (ERP) system across all divisions and expect to go-live with this system in our legacy Hooker divisions and Sunset West in the second half of fiscal 2023, with other segments and divisions following thereafter. Based on the provisions of ASU 2018-15, Intangibles — Goodwill and Other — Internal-Use Software, we capitalize implementation costs incurred to develop internal-use software associated with hosting arrangements that are service contracts. These costs are recorded on “Other noncurrent assets” line of our condensed consolidated balance sheets. Amortization expense is expected to commence at system go-live in the second half of fiscal 2023. The capitalized implementation costs at May 1, 2022 and January 30, 2022 were as follows:

Capitalized Implementation Costs

Balance at January 30, 2022	$3,228
Costs capitalized during the period	1,331
Balance at May 1, 2022	$4,559

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

As of May 1, 2022 and January 30, 2022, Company-owned life insurance was measured at fair value on a recurring basis based on Level 2 inputs. The fair value of the Company-owned life insurance is determined by inputs that are readily available in public markets or can be derived from information available in publicly quoted markets. Additionally, the fair value of the Company-owned life insurance is marked to market each reporting period and any change in fair value is reflected in income for that period.

Our assets measured at fair value on a recurring basis at May 1, 2022 and January 30, 2022, were as follows:

	Fair value at May 1, 2022				Fair value at January 30, 2022
Description	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets measured at fair value
Company-owned life insurance	$-	$27,183	$-	$27,183	$-	$26,479	$-	$26,479

9.         Intangible Assets

During the fiscal 2023 first quarter, we recorded both non-amortizable and amortizable intangible assets as a result of the Acquisition. Details of these new intangible assets, as well as previously recorded intangible assets assigned to our Domestic Upholstery and Home Meridian segments, are shown in the following two tables:

		January 30, 2022		May 1, 2022
Non-amortizable Intangible Assets	Segment	Beginning Balance	Acquisition	Net Book Value
Goodwill - Shenandoah Furniture	Domestic Upholstery	$490	$-	$490
Goodwill - Sunset West	Domestic Upholstery	-	15,026	15,026
Total Goodwill		$490	$15,026	$15,516

Trademarks and trade names - Home Meridian	Home Meridian	6,650	-	6,650
Trademarks and trade names - Bradington-Young	Domestic Upholstery	861	-	861
Trademarks and trade names - Sam Moore	Domestic Upholstery	396	-	396
Total Trademarks and trade names		$7,907	$-	$7,907

Total non-amortizable assets		$8,397	$15,026	$23,423

Our amortizable intangible assets are recorded in our Home Meridian and Domestic Upholstery segments. The carrying amounts and changes therein of those amortizable intangible assets were as follows:

	Amortizable Intangible Assets
	Customer
	Relationships	Trademarks	Totals

Balance at January 30, 2022	$15,348	$598	$15,946
Acquisition	10,401	1,050	11,451
Amortization	(841)	(37)	(878)
Balance at May 1, 2022	$24,908	$1,611	$26,519

For the remainder of fiscal 2023, amortization expense is expected to be approximately $2.6 million.

10.       Leases

We recognized sublease income of $348,000 and $146,000 in the first quarters of fiscal 2023 and 2022, respectively.

The components of lease cost and supplemental cash flow information for leases in the first quarters of fiscal 2023 and 2022 were:

	Thirteen Weeks Ended
	May 1, 2022	May 2, 2021
Operating lease cost	$2,527	$2,013
Variable lease cost	55	44
Short-term lease cost	80	19
Total operating lease cost	$2,662	$2,076

Operating cash outflows	$2,829	$1,992

The right-of-use assets and lease liabilities recorded on our condensed consolidated balance sheets as of May 1, 2022 and January 30, 2022 were as follows:

	May 1, 2022	January 30, 2022
Real estate	$51,682	$50,749
Property and equipment	1,018	1,105
Total operating leases right-of-use assets	$52,700	$51,854

Current portion of operating lease liabilities	$7,447	$7,471
Long term operating lease liabilities	47,271	46,570
Total operating lease liabilities	$54,718	$54,041

The weighted-average remaining lease term is 8.0 years. We used our incremental borrowing rate which is LIBOR plus 1.5% at the adoption date. The weighted-average discount rate is 1.91%.

The following table reconciles the undiscounted future lease payments for operating leases to the operating lease liabilities recorded in the condensed consolidated balance sheets on May 1, 2022:

Undiscounted Future Operating Lease Payments
Remainder of 2023	$6,457
2024	7,792
2025	7,793
2026	7,737
2027	7,390
2028 and thereafter	21,941
Total lease payments	$59,110
Less: impact of discounting	(4,392)
Present value of lease payments	$54,718

As of May 1, 2022, the Company had an additional lease for a showroom in High Point, North Carolina. This lease is expected to commence in the Fall of calendar 2022 with an initial lease term of 10 years and estimated future minimum rental commitments of approximately $23.7 million. Since the lease has not yet commenced, the undiscounted amounts are not included in the table above.

11.       Long-Term Debt

As of May 1, 2022, we had an aggregate $27.9 million available under our $35 million revolving credit facility (the “Existing Revolver”) to fund working capital needs. Standby letters of credit in the aggregate amount of $7.1 million, used to collateralize certain insurance arrangements and for imported product purchases, were outstanding under the Existing Revolver as of May 1, 2022. There were no additional borrowings outstanding under the Existing Revolver as of May 1, 2022.

12.       Earnings Per Share

We refer you to the discussion of Earnings Per Share in Note 2. Summary of Significant Accounting Policies, in the financial statements included in our 2022 Annual Report, for additional information concerning the calculation of earnings per share.

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

	May 1,	January 30,
	2022	2022

Restricted shares	129	60
RSUs and PSUs	140	78
	269	138

All restricted shares, RSUs and PSUs awarded that have not yet vested are considered when computing diluted earnings per share. The following table sets forth the computation of basic and diluted earnings per share:

	Thirteen Weeks Ended
	May 1,	May 2,
	2022	2021

Net income	$3,182	$9,443
Less: Unvested participating restricted stock dividends	19	11
Net earnings allocated to unvested participating restricted stock	25	49
Earnings available for common shareholders	3,138	9,383

Weighted average shares outstanding for basic earnings per share	11,866	11,833
Dilutive effect of unvested restricted stock, RSU and PSU awards	83	139
Weighted average shares outstanding for diluted earnings per share	11,949	11,972

Basic earnings per share	$0.27	$0.79

Diluted earnings per share	$0.26	$0.78

13.       Income Taxes

We recorded income tax expense of $991,000 for the fiscal 2023 first quarter compared to $2.8 million for the comparable prior year quarter. The effective tax rates for the fiscal 2023 and 2022 first quarters were 23.7% and 22.7%, respectively.

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

■	Domestic Upholstery, which includes the domestic upholstery manufacturing operations of Bradington-Young, Sam Moore, Shenandoah Furniture and newly acquired Sunset West; and
■	All Other, consisting of H Contract and Lifestyle Brands. Neither of these operating segments were individually reportable; therefore, we combined them in “All Other” in accordance with ASC 280.

Changes to segment reporting for the fiscal 2023 first quarter

We regularly monitor our reportable segments for changes in facts and circumstances to determine whether changes in the identification or aggregation of operating segments are necessary.

Before the fiscal 2023 first quarter, H Contract’s results included sales of seating products sourced from Sam Moore. Due to a change in the way management internally evaluates operating performance, beginning with fiscal 2023 first quarter Sam Moore’s results now include sales of seating products formerly included in H Contract’s results. Fiscal 2022 results discussed below have been recast to reflect this change. The Hooker Branded and Home Meridian segments are unchanged.

As discussed in Note 3 above, we acquired substantially all the assets of Sunset West on the first day of the 2023 fiscal year. Based on our analysis and the requirements of ASC 280: Segment Reporting, Sunset West’s results are included in the Domestic Upholstery segment.

The following table presents segment information for the periods, and as of the dates, indicated. Prior-year information has been recast to reflect the change discussed above.

	Thirteen Weeks Ended
	May 1,		May 2,
	2022		2021
		% Net		% Net
Net Sales		Sales		Sales
Hooker Branded	$42,230	28.7%	$51,339	31.5%
Home Meridian	62,085	42.1%	84,411	51.8%
Domestic Upholstery	41,220	28.0%	25,420	15.7%
All Other	1,779	1.2%	1,691	1.0%
Consolidated	$147,314	100%	$162,861	100.0%

Gross Profit
Hooker Branded	$13,240	31.4%	$17,212	33.5%
Home Meridian	6,305	10.2%	10,135	12.0%
Domestic Upholstery	9,354	22.7%	5,638	22.2%
All Other	560	31.5%	597	35.3%
Consolidated	$29,459	20.0%	$33,582	20.6%

Operating Income/(Loss)
Hooker Branded	$4,142	9.8%	$9,442	18.4%
Home Meridian	(3,095)	-5.0%	866	1.0%
Domestic Upholstery	2,752	6.7%	1,731	6.8%
All Other	124	7.0%	204	12.1%
Consolidated	$3,923	2.7%	$12,243	7.5%

Capital Expenditures
Hooker Branded	$468		$83
Home Meridian	40		1,346
Domestic Upholstery	322		759
All Other	-		-
Consolidated	$830		$2,188

Depreciation & Amortization
Hooker Branded	$684		$449
Home Meridian	662		501
Domestic Upholstery	938		761
All Other	3		3
Consolidated	$2,287		$1,714

	As of May 1,		As of January 30,
	2022	%Total	2022	%Total
Identifiable Assets		Assets		Assets
Hooker Branded	$129,403	38.3%	$170,968	48.8%
Home Meridian	143,872	42.5%	130,890	37.4%
Domestic Upholstery	62,306	18.7%	47,232	13.5%
All Other	1,548	0.5%	1,126	0.3%
Consolidated	$337,129	100%	$350,216	100%
Consolidated Goodwill and Intangibles	49,942		24,343
Total Consolidated Assets	$387,071		$374,559

Sales by product type are as follows:

	Net Sales (in thousands)
	Thirteen Weeks Ended
	May 1, 2022	%Total	May 2, 2021	%Total
Casegoods	$74,192	50%	$97,959	60%
Upholstery	73,122	50%	64,902	40%
	$147,314	100%	$162,861	100%

15.       Subsequent Events

Dividends

On June 1, 2022, our board of directors declared a quarterly cash dividend of $0.20 per share which will be paid on June 30, 2022 to shareholders of record at June 17, 2022.

Share Repurchase Authorization

On June 6, 2022, our Board of Directors authorized the repurchase of up to $20 million of the Company’s common shares. The authorization does not obligate us to acquire a specific number of shares during any period and does not have an expiration date, but it may be modified, suspended, or discontinued at any time at the discretion of our Board of Directors. Repurchases may be made from time to time in the open market, or through privately negotiated transactions or otherwise, in compliance with applicable laws, rules and regulations, and subject to our cash requirements for other purposes, compliance with the covenants under the loan agreement for our revolving credit facility and other factors we deem relevant.

Item 2.          Management’s Discussion and Analysis of Financial Condition and Results of Operations

All references to the “Company,” “we,” “us” and “our” in this document refer to Hooker Furnishings Corporation and its consolidated subsidiaries, unless specifically referring to segment information. References to the “Acquisition” refer to the recently completed acquisition of substantially all of the assets of Sunset West on January 31, 2022.

Forward-Looking Statements

Certain statements made in this report, including statements under Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in the notes to the consolidated financial statements included in this report, are not based on historical facts, but are forward-looking statements. These statements reflect our reasonable judgment with respect to future events and typically can be identified by the use of forward-looking terminology such as “believes,” “expects,” “projects,” “intends,” “plans,” “may,” “will,” “should,” “would,” “could” or “anticipates,” or the negatives thereof, or other variations thereof, or comparable terminology, or by discussions of strategy. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Those risks and uncertainties include but are not limited to:

■

risks associated with our reliance on offshore sourcing and the cost of imported goods, including fluctuation in the prices of purchased finished goods, customs issues, freight costs, including the price and availability of shipping containers, ocean vessels, ocean and domestic trucking, and warehousing costs and the risk that a disruption in our offshore suppliers or the transportation and handling industries, including labor stoppages, strikes, or slowdowns, could adversely affect our ability to timely fill customer orders;

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

■

disruptions and damage (including those due to weather) affecting our Virginia, Georgia, or North Carolina warehouses, our Virginia or North Carolina administrative facilities, our North Carolina and Las Vegas showrooms or our representative offices or warehouses in Vietnam and China;

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

■

the direct and indirect costs and time spent by our associates associated with the implementation of our Enterprise Resource Planning system (ERP), including costs resulting from unanticipated disruptions to our business;

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

Our forward-looking statements could be wrong considering these and other risks, uncertainties and assumptions. The future events, developments or results described in this report could turn out to be materially different. Any forward-looking statement we make speaks only as of the date of that statement, and we undertake no obligation, except as required by law, to update any forward-looking statements whether as a result of new information, future events or otherwise and you should not expect us to do so.

Also, our business is subject to significant risks and uncertainties any of which can adversely affect our business, results of operations, financial condition or future prospects. For a discussion of risks and uncertainties that we face, see the Forward-Looking Statements detailed above and Item 1A, “Risk Factors” in our 2022 Annual Report.

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

Quarterly Reporting

This quarterly report on Form 10-Q includes our unaudited condensed consolidated financial statements for the 2023 fiscal year thirteen-week period (also referred to as “three months,” “three-month period,” “quarter,” “first quarter” or “quarterly period”) that began January 31, 2022 and ended May 1, 2022. This report discusses our results of operations for this period compared to the 2022 fiscal year thirteen-week period that began February 1, 2021 and ended May 2, 2021; and our financial condition as of May 1, 2022 compared to January 30, 2022.

References in this report to:

■	the 2023 fiscal year and comparable terminology mean the fiscal year that began January 31, 2022 and will end January 29, 2023; and

■	the 2022 fiscal year and comparable terminology mean the fiscal year that began February 1, 2021 and ended January 30, 2022.

Dollar amounts presented in the tables below are in thousands except for per share data.

The following discussion should be read in conjunction with the condensed consolidated financial statements, including the related notes, contained elsewhere in this quarterly report. We also encourage users of this report to familiarize themselves with all of our recent public filings made with the SEC, especially our 2022 Annual Report. Our 2022 Annual Report contains critical information regarding known risks and uncertainties that we face, critical accounting policies and information on commitments and contractual obligations that are not reflected in our condensed consolidated financial statements, as well as a more thorough and detailed discussion of our corporate strategy and new business initiatives.

Our 2022 Annual Report and other public filings made with the SEC are available, without charge, at www.sec.gov and at http://investors.hookerfurnishings.com.

Overview

Hooker Furnishings Corporation, incorporated in Virginia in 1924, is a designer, marketer and importer of casegoods (wooden and metal furniture), leather furniture, and fabric-upholstered furniture for the residential, hospitality and contract markets. We also domestically manufacture premium residential custom leather, custom fabric-upholstered furniture and outdoor furniture. We believe that consumer tastes and channels in which they shop for furniture are evolving at a rapid pace and we continue to change to meet these demands.

Changes to segment reporting for the fiscal 2023 first quarter

We regularly monitor our reportable segments for changes in facts and circumstances to determine whether changes in the identification or aggregation of operating segments are necessary.

Before the fiscal 2023 first quarter, H Contract’s results included sales of seating products sourced from Sam Moore. Due to a change in the way management internally evaluates operating performance, beginning with fiscal 2023 first quarter Sam Moore’s results now include sales of seating products formerly included in H Contract’s results. Fiscal 2022 results discussed below have been recast to reflect this change. The Hooker Branded and Home Meridian segments are unchanged.

As discussed in Note 3 above, we acquired substantially all the assets of Sunset West on the first day of the 2023 fiscal year. Based on our analysis and the requirements of ASC 280: Segment Reporting, Sunset West’s results are included in the Domestic Upholstery segment.

Orders and Backlog

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

We are very encouraged by the current levels of orders and backlogs; however, due to the current supply chain issues including the lack and cost of shipping containers and vessel space and limited overseas vendor capacity, orders are not converting to shipments as quickly as would be expected compared to the pre-pandemic environment and we expect that to continue at some level through at least the fiscal 2023 second quarter. The logistics challenges and production delays caused by Covid-related factory shutdowns in the second half of 2022 have slowed order fulfillment into the first quarter of fiscal 2023.

At May 1, 2022, our backlog of unshipped orders was as follows:

	Order Backlog
	(Dollars in 000s)

Reporting Segment	May 1, 2022	January 30, 2022	May 2, 2021

Hooker Branded	$76,562	$68,925	$41,007
Home Meridian	120,844	167,968	191,767
Domestic Upholstery	79,018	67,068	43,985
All Other	6,153	6,148	3,704

Consolidated	$282,577	$310,109	$280,463

At the end of fiscal 2023 first quarter, order backlog decreased by $27.5 million or 8.9% as compared to the fiscal 2022 year-end and increased by $2.1 million or 0.8% as compared to the prior year first quarter end. Order backlog increases in the Hooker Branded and Domestic Upholstery segments were due to continued supply chain disruptions and production delays. Order backlog decreased in the Home Meridian segment due to our exit from the Clubs channel and adjustments to programmed orders by large customers.

Executive Summary-Results of Operations

Consolidated net sales for the fiscal 2023 first quarter decreased by $15.5 million, or 9.5%, as compared to the prior year quarter due to decreased net sales in the Home Meridian and Hooker Branded segments, partially offset by strong sales in the Domestic Upholstery segment and the addition of Sunset West results therein. Consolidated gross profit and margin decreased due to decreases in the Home Meridian and Hooker Branded segments, partially offset by increased gross profit and margin in the Domestic Upholstery segment. Consolidated operating income was $3.9 million or 2.7% of net sales as compared to a $12.2 million or 7.5% of net sales in the prior year period. Consolidated net income was $3.2 million or $0.26 per diluted share for the fiscal 2023 first quarter, as compared to $9.4 million or $0.78 per diluted share in the prior year quarter.

Our fiscal 2023 first quarter performance is discussed in greater detail below under “Review” and “Results of Operations.”

Review

Despite continued supply chain disruptions, inventory availability challenges, rising inflation and volatile interest rates, we are pleased to have started fiscal 2023 with very strong order backlogs, a leaner product portfolio as we began exiting the unprofitable Clubs channel and RTA category in the prior fiscal year, and the acquisition of Sunset West, which enables us to immediately gain market share in the growing outdoor furniture category. Consolidated net sales and profitability decreased as compared to the prior year quarter but were better than management’s expectations given current economic conditions.

The Hooker Branded segment’s net sales decreased by $9.1 million, or 17.7%, as compared to the prior year period, due to inventory unavailability. The unexpected COVID-related lockdown at our suppliers in Vietnam last summer and their slow re-openings caused low inventory receipts in our U.S. warehouses in the second half of fiscal 2022 and the fiscal 2023 first quarter. At the end of the first quarter, inventory levels had more than doubled as compared to fiscal 2022 year-end and a record amount of inventory was in transit from Asia, the majority of which we have orders for and expect to ship in the second and third quarters of fiscal 2023. Additionally, a large percentage of these shipments carry the price increases we implemented in July 2021 to mitigate excess freight costs and product inflation and a significant portion also carry the price increases implemented in January 2022 to address additional freight and product inflation. This segment reported $4.1 million operating income and a 9.8% operating margin. Incoming orders decreased by 12.9% as compared to prior year quarter when business dramatically rebounded and the demand for home furnishings was exceptionally strong. However, quarter-end backlog was 11% higher than at fiscal 2022 year-end and 87% higher than the end of the fiscal 2021 first quarter end and has remained at historical highs.

The Home Meridian segment’s net sales decreased by $22.3 million, or 26.4%, as compared to the prior year period. Sales with major furniture chains and mass merchants decreased due to continued lower direct container sales impacted by the temporary COVID lockdown and slow re-opening in Vietnam and Malaysia and the difficulties in securing shipping containers and vessel space. About 30% of the sales decrease was due to our exit of the unprofitable Clubs channel. E-commerce sales decreased substantially due largely to decreased demand because of price increases in response to excess freight costs and inventory unavailability. These decreases were partially offset by the launch of the Pulaski Upholstery division which is targeted at medium price points not currently serviced by other divisions, sales under a 2020 licensing arrangement with Scott Brothers Global which had been delayed by pandemic-related disruptions in vendor factories in Asia and container and ocean vessel space shortages driven by the demand surge after the height of the initial Covid crisis, and a small sales increase in the hospitality business. Most shipments carried price increases and freight surcharges, which helped offset the impact of higher freight costs, however, profitability was negatively impacted by higher than expected demurrage expense and transition and start-up costs at the new Georgia warehouse. In addition, we are experiencing labor shortages and higher than expected training costs at the Georgia warehouse. Due to these factors, this segment reported an operating loss, which while disappointing, was in line with our expectations for the quarter. Backlog at quarter-end was about 50% higher as compared to pre-pandemic levels in early 2020.

The Domestic Upholstery segment’s net sales increased by $15.8 million, or 62.2%, as compared to the prior year quarter due to organic sales growth at Bradington Young, Sam Moore and Shenandoah, as well as the addition of Sunset West sales. However, material cost inflation for nearly all raw materials and higher freight surcharges on these materials increased product costs for three divisions and partially offset the gains from increased sales. A large portion of shipments carried the price increases we implemented in July of 2021 to offset inflation on raw material costs. We began to recognize the benefits as the segment reported operating income higher than prior year quarter even without the current year addition of Sunset West’s income. Other manufacturing constraints adversely impacted our profitability including the domestic driver and truck shortage which adversely impacted the delivery of raw materials for production and the delivery of our finished products, and varying degrees of raw material shortages. Incoming orders decreased by 5.4% as compared to the prior year quarter due to current lead times and historically high backlogs. At the end of fiscal 2023 first quarter, backlog was 18% higher than at fiscal 2022 year-end and 80% higher than the fiscal 2022 first quarter end.

Cash and cash equivalents stood at $10.1 million at fiscal 2023 first quarter-end, down $59.3 million as compared to the balance at the fiscal 2022 year-end due to $30.1 million increase in inventory and $26 million spent for the Acquisition. At quarter-end, inventories stood at $107.7 million and included a record $40 million in transit to our domestic warehouses. We also paid $2.4 million in cash dividends to our shareholders. In addition to our cash balance, we had an aggregate of $27.9 million available under our existing revolver to fund working capital needs at quarter-end. We believe we have the financial resources to fund our business operations for the foreseeable future, including weathering an extended impact of COVID-19 pandemic as well as the logistics issues, cost increases and production capacity constraints which are currently impacting our industry.

Results of Operations

The following table sets forth the percentage relationship to net sales of certain items included in the condensed consolidated statements of income included in this report.

	Thirteen Weeks Ended
	May 1,	May 2,
	2022	2021
Net sales	100%	100%
Cost of sales	80.0	79.4
Gross profit	20.0	20.6
Selling and administrative expenses	16.7	12.7
Intangible asset amortization	0.6	0.4
Operating income	2.7	7.5
Other income, net	0.2	-
Income before income taxes	2.9	7.5
Income tax expense	0.7	1.7
Net income	2.2	5.8

Fiscal 2023 First Quarter Compared to Fiscal 2022 First Quarter

	Net Sales
	Thirteen Weeks Ended
	May 1,		May 2,
	2022		2021
		% Net Sales		% Net Sales	$ Change	% Change
Hooker Branded	$42,230	28.7%	$51,339	31.5%	$(9,109)	-17.7%
Home Meridian	62,085	42.1%	84,411	51.8%	(22,326)	-26.4%
Domestic Upholstery	41,220	28.0%	25,420	15.7%	15,800	62.2%
All Other	1,779	1.2%	1,691	1.0%	88	5.2%
Consolidated	$147,314	100%	$162,861	100%	$(15,547)	-9.5%

Unit Volume	FY23 Q1 % Increase vs. FY22 Q1	Average Selling Price ("ASP")	FY23 Q1 % Increase vs. FY22 Q1

Hooker Branded	-28.7%	Hooker Branded	15.2%
Home Meridian	-31.8%	Home Meridian	4.9%
Domestic Upholstery *	4.6%	Domestic Upholstery *	24.3%
All Other	11.6%	All Other	-3.7%
Consolidated	-28.9%	Consolidated	18.6%

*Sunset West is excluded from Domestic Upholstery in the Unit Volume and ASP portions of the table above since it was not a part of our fiscal 2022 first quarter results. Consequently, we believe including their fiscal 2023 first quarter results would skew Domestic Upholstery results and reduce the usefulness of those portions of the table.

Consolidated net sales decreased in the fiscal 2023 first quarter due to sales declines in the Home Meridian and Hooker Branded segments, partially offset by increased net sales in the Domestic Upholstery segment.

■

The Hooker Branded segment’s net sales decreased in the fiscal 2023 first quarter compared to the prior year quarter. The prior year quarter’s sales were up nearly 90% as compared to the fiscal 2021 first quarter due to a demand surge after the initial COVID crisis. Fiscal 2023 first quarter sales decreased due to inventory unavailability at the Hooker Casegoods division. The temporary factory shutdown in Vietnam during the summer of last year resulted in low inventory receipts in the second half of fiscal 2022 and this quarter. The decrease was partially offset by increased net sales at Hooker Upholstery due to quicker inventory turns at this division. ASP increased due to a large percentage of shipments carrying price increases we implemented last year in response to higher freight costs and product cost inflation. However, it was not sufficient to offset the sales decreases driven by significant volume loss.

■

The Home Meridian segment’s net sales decreased in the fiscal 2023 first quarter compared to the prior year quarter. The prior year quarter’s sales were up nearly 50% as compared to the fiscal 2021 first quarter due to a demand surge after the initial COVID crisis. Fiscal 2023 first quarter sales decreased primarily due to lower sales in the major furniture chains and mass merchant channels due to continued supply chain disruptions, the exit of the unprofitable Clubs channel, as well as lower sales in the e-commerce channel, partially offset by the addition of Pulaski Upholstery division. ASP increased in all divisions partially mitigating higher freight costs; however, the increases were not sufficient to cover the volume loss.

■

The Domestic Upholstery segment’s net sales increased significantly in the fiscal 2023 first quarter due to strong sales at Bradington Young, Sam Moore and Shenandoah as well as the addition of Sunset West’s sales. Both Bradington Young and Sam Moore net sales increased by over 30% while Shenandoah sales increased by 25%. ASP increased at three divisions as a large portion of products sold carried price increases we implemented last year in response to the inflation of raw material costs. Additionally, prior-year sales were negatively affected by a foam shortage which is no longer a significant issue.

■

All Other’s net sales increased in the fiscal 2023 first quarter due to increased unit volume at H Contract, as this division is gradually recovering from the impact of reduced capital spending by the senior living industry during the COVID pandemic.

	Gross Profit and Margin
	Thirteen Weeks Ended
	May 1,		May 2,
	2022		2021
		% Net Sales		% Net Sales	$ Change	% Change
Hooker Branded	$13,240	31.4%	$17,212	33.5%	$(3,972)	-23.1%
Home Meridian	6,305	10.2%	10,135	12.0%	(3,830)	-37.8%
Domestic Upholstery	9,354	22.7%	5,638	22.2%	3,716	65.9%
All Other	560	31.5%	597	35.3%	(37)	-6.2%
Consolidated	$29,459	20.0%	$33,582	20.6%	$(4,123)	-12.3%

Consolidated gross profit and margin both decreased in the fiscal 2023 first quarter as compared to the prior year quarter.

■

The Hooker Branded segment’s gross profit and margin both decreased in the fiscal 2023 first quarter due to decreased net sales, higher warehousing labor costs due to increased headcounts and wage levels, and higher demurrage and drayage expenses due to continued supply chain interruptions.

■

The Home Meridian segment’s gross profit and margin decreased in the fiscal 2023 first quarter due to sales volume loss, transition and start-up costs at the new Georgia warehouse, higher warehousing labor costs, and higher demurrage expenses due to supply chain disruptions which have adversely impacted product flow to our warehouses. Ocean freight costs still negatively impacted margin in this segment but improved as compared to prior year quarter.

■

The Domestic Upholstery segment’s gross profit and margin increased in the fiscal 2023 first quarter due to the addition of Sunset West and increased gross profit at the other three divisions driven by increased net sales. The increases were partially offset by increased material costs which were higher at the three divisions. Direct labor improved due to production efficiencies at Sam Moore. Additionally, prior-year gross profit was negatively affected by production inefficiencies from a foam shortage which is no longer a significant issue.

	Selling and Administrative Expenses (S&A)
	Thirteen Weeks Ended
	May 1,		May 2,
	2022		2021
		% Net Sales		% Net Sales	$ Change	% Change
Hooker Branded	$9,098	21.5%	$7,771	15.1%	$1,327	17.1%
Home Meridian	9,066	14.6%	8,936	10.6%	130	1.5%
Domestic Upholstery	6,058	14.7%	3,643	14.3%	2,415	66.3%
All Other	436	24.5%	393	23.2%	43	10.9%
Consolidated	$24,658	16.7%	$20,743	12.7%	$3,915	18.9%

Consolidated selling and administrative (“S&A”) expenses increased in absolute terms and as a percentage of net sales in the fiscal 2023 first quarter.

■

The Hooker Branded segment’s S&A expenses increased in absolute terms and as a percentage of net sales in the fiscal 2023 first quarter driven by increased salaries and wages due to increased head count and salary inflation, higher bonus accruals due to the reversal of unearned executive bonuses in the prior year period, and higher showroom, sample and travel expenses due to the postponement of High Point Furniture Market in the prior year period. These increases were partially offset by lower selling costs on decreased net sales. S&A expenses increased as a percentage of net sales in the fiscal 2023 first quarter also due to decreased net sales.

■

The Home Meridian segment’s S&A expenses increased slightly in absolute terms in the fiscal 2023 first quarter due to bonus accruals on better-than-expected performance, higher depreciation expenses on additions of property and equipment at the new Georgia warehouse, and higher showroom, travel and advertising supply expenses due to the postponement of High Point Furniture Market in the prior year period. The increases were nearly offset by lower salaries and wages due to personnel changes and lower selling costs on decreased sales. S&A expenses increased as a percentage of net sales due principally to decreased net sales.

■

The Domestic Upholstery segment’s S&A expenses increased in absolute terms and stayed essentially flat as a percentage of net sales in the fiscal 2023 first quarter. The increases were attributable to the addition of Sunset West’s S&A expenses, as well as higher selling costs on increased net sales and higher salaries and wages at Bradington Young, Sam Moore and Shenandoah.

■	All Other S&A expenses increased slightly in absolute terms and as a percentage of net sales in the fiscal 2023 first quarter due to increased selling costs and higher travel expenses.

	Intangible Asset Amortization
	Thirteen Weeks Ended
	May 1,		May 2,
	2022		2021
		% Net Sales		% Net Sales	$ Change	% Change
Intangible asset amortization	$878	0.6%	$596	0.4%	$282	47.3%

Intangible asset amortization expense was higher in fiscal 2023 first quarter due to Acquisition-related amortization expense.

	Operating Profit/(Loss) and Margin
	Thirteen Weeks Ended
	May 1,		May 2,
	2022		2021
		% Net Sales		% Net Sales	$ Change	% Change
Hooker Branded	$4,142	9.8%	$9,442	18.4%	$(5,300)	-56.1%
Home Meridian	(3,095)	-5.0%	866	1.0%	(3,961)	-457.4%
Domestic Upholstery	2,752	6.7%	1,731	6.8%	1,021	59.0%
All Other	124	7.0%	204	12.1%	(80)	-39.2%
Consolidated	$3,923	2.7%	$12,243	7.5%	$(8,320)	-68.0%

Operating profit and margin decreased as compared to the prior year quarter due to the factors discussed above. Sunset West operating profit of $861,000, net of $282,000 in intangible asset amortization expense on Acquisition-related intangibles, is included in the Domestic Upholstery segment’s results.

	Interest Expense, net
	Thirteen Weeks Ended
	May 1,		May 2,
	2022		2021
		% Net Sales		% Net Sales	$ Change	% Change
Consolidated interest expense, net	$28	0.0%	$31	0.0%	$(3)	-9.7%

Consolidated interest expense consisted of fees on the revolving credit facility in both periods.

	Income taxes
	Thirteen Weeks Ended
	May 1,		May 2,
	2022		2021
		% Net Sales		% Net Sales	$ Change	% Change
Consolidated income tax expense	$991	0.7%	$2,773	1.7%	$(1,782)	-64.3%

Effective Tax Rate	23.7%		22.7%

We recorded income tax expense of $991,000 for the fiscal 2023 first quarter compared to $2.8 million for the comparable prior year quarter. The effective tax rates for the fiscal 2023 and 2022 first quarters were 23.7% and 22.7%, respectively.

	Net Income
	Thirteen Weeks Ended
	May 1,		May 2,
	2022		2021
		% Net Sales		% Net Sales	$ Change	% Change
Consolidated Net Income	$3,182	2.2%	$9,443	5.8%	$(6,261)	-66.3%

Diluted earnings per share	$0.26		$0.78

COVID-19

We continue to monitor information on COVID-19 from the CDC and believe we are adhering to their recommendations regarding the health and safety of our personnel. To address the potential human impact of the virus, many of our administrative staff continue to telecommute for at least part of the work week. For those administrative staff not telecommuting and our warehouse and domestic manufacturing employees, we have stepped-up facility cleaning at each location. Testing, treatment, and vaccinations for COVID-19 are covered 100% under our medical plan and counseling is available through our employee assistance plan to assist employees with financial, mental and emotional stress related to the virus and other issues.

As vaccination rates have increased and infection rates have stabilized and started to decline, more administrative staff are returning to the office for at least partial workweeks. Domestic travel and limited international travel have resumed and we have adjusted social distancing and masking protocols to the current public health guidelines.

Outlook

We are seeing a leveling off of demand, with order rates down from the dramatic but unsustainable levels we experienced in the last 18 months. Upon receipt of the inventory currently in transit from Asia, we expect to be in a near-optimum shipping position throughout the fiscal second quarter and believe we will see the full benefit of Asian production levels being at 100% capacity. With a record $40 million of inventory in transit to our warehouses, our cash levels have dropped temporarily which necessitated the draw on our revolving credit facility discussed below. A very high percentage of the inventory in transit is sold, so we expect to quickly convert the inventory to shipments and expect our cash balances to begin to improve by the end of the fiscal 2023 second quarter.

We are monitoring inflationary pressures in the economy, including higher interest rates, and believe those are currently affecting consumers more at the lower price points than at the upper medium and upper price points. On the import side of our business, we continue to experience near-record ocean freight rates and a strained global supply chain including scarcity of ocean vessel space, port congestion and a strained domestic transportation system. On the domestic side, we continue to see inflation in and scarcity of many raw materials and a strained domestic transportation system. We continue to manage these issues with surcharges, selective price increases where possible, and the resourcing of raw materials when and where possible.

These current headwinds, including the persistent supply chain issues that have plagued the post-COVID crisis recovery, belie many reasons for optimism, including the housing market, strong levels of employment and having multiple generational segments of the US population in prime household formation and furniture purchasing years. We believe our variable cost business model will allow us to adjust to changing economic conditions, and we continue to focus on multiple strategic initiatives to spur organic growth and increase market share. These initiatives include our recent entry into the outdoor furniture market with the purchase of Sunset West, expanding our reach into the interior design market, Home Meridian’s launch of the Pulaski Upholstery division (targeted at medium price points not currently serviced by other divisions), and HMI’s focus on growth in profitable channels of distribution.

Financial Condition, Liquidity and Capital Resources

Cash Flows – Operating, Investing and Financing Activities

	Thirteen Weeks Ended
	May 1,	May 2,
	2022	2021
Net cash (used in)/provided by operating activities	$(30,018)	$238
Net cash used in investing activities	(26,860)	(2,343)
Cash used in financing activities	(2,388)	(2,140)
Net decrease in cash and cash equivalents	$(59,266)	$(4,245)

During the three months ended May 1, 2022, we used a portion of the existing cash and cash equivalents on hand to build up inventory levels, fund the Acquisition, pay $2.4 million in cash dividends, $830,000 capital expenditures to enhance our business systems and facilities, and $118,000 in life insurance premiums on Company-owned life insurance policies.

In comparison, during the three months ended May 2, 2021, we used a portion of the existing cash and cash equivalent on hand to pay $2.2 million of capital expenditures to enhance our business systems and facilities, $2.1 million in cash dividends, and $155,000 in life insurance premiums on Company-owned life insurance policies.

Liquidity, Financial Resources and Capital Expenditures

Our financial resources include:

■	available cash and cash equivalents, which are highly dependent on incoming order rates and our operating performance;

■	expected cash flow from operations;

■	available lines of credit; and

■	cash surrender value of Company-owned life insurance.

We believe these resources are sufficient to meet our business requirements and the payment of dividends through fiscal 2023 and for the foreseeable future, including expected capital expenditures and working capital needs.

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

We were in compliance with each of these financial covenants at May 1, 2022 and expect to remain in compliance with existing covenants for the foreseeable future. We believe we have the financial resources to fund our business operations, including weathering the logistics issues, cost increases and production capacity constraints which are currently impacting our industry.

As of May 1, 2022, we had $27.9 million available under our Existing Revolver to fund working capital needs. Standby letters of credit in the aggregate amount of $7.1 million, used to collateralize certain insurance arrangements and for imported product purchases, were outstanding under the Existing Revolver as of May 1, 2022. There were no additional borrowings outstanding under the revolving credit facility as of May 1, 2022.

Early in the fiscal 2023 second quarter, we drew $8 million from the Existing Revolver to cover working capital needs driven by finished goods inventory purchases from our Asian suppliers. Currently, we have a record $40 million in transit to our domestic warehouses. These purchases required payment when loaded onto ocean vessels in Asia and take approximately 8 weeks to reach our domestic warehouses. We expect to ship most of these products during the fiscal 2023 second and third quarters and to receive payment within 60-days of shipment, on average. We repaid $4 million of the $8 million draw in mid-May 2022 and expect to repay the $4 million balance in the fiscal 2023 second quarter.

Share Repurchase Authorization

On June 6, 2022, our Board of Directors authorized the repurchase of up to $20 million of the Company’s common shares. The authorization does not obligate us to acquire a specific number of shares during any period and does not have an expiration date, but it may be modified, suspended, or discontinued at any time at the discretion of our Board of Directors. Repurchases may be made from time to time in the open market, or through privately negotiated transactions or otherwise, in compliance with applicable laws, rules and regulations, and subject to our cash requirements for other purposes, compliance with the covenants under the loan agreement for our revolving credit facility and other factors we deem relevant.

Expected Term Loan Proceeds

In order to replenish cash used to make the Sunset West acquisition, we are in the process of securing a $25 million term loan with our lender Bank of America, N.A. which we expect to close in thirty to sixty days from the date of this report. Although there can be no assurance that we will be able to close this term loan, if closed, proceeds will be used to replenish cash used to make the Sunset West acquisition. Considering current and expected sources of liquidity and projected working capital needs, this loan is not needed to support current working capital requirements.

Capital Expenditures

We expect to spend approximately $5 million in capital expenditures over the remainder of fiscal 2023 to maintain and enhance our operating systems and facilities. We expect about $2.5 million of this amount will be spent on showroom renovations for both the legacy Hooker divisions and the Home Meridian segment. The showroom for the Hooker legacy will be moved to a location to maximize interior design traffic and to showcase Sunset West products in an outdoor setting. The Home Meridian renovation will support new initiatives including the new ‘Portfolio’ sales program aimed at retailers who prefer to buy from our warehouse rather than container direct. The majority of current Home Meridian sales are container direct, proprietary products which are typically at lower margins than are warehouse sales, since sales from our warehouse require less inventory investment and risk by customers and, therefore, command higher margins. The Portfolio program is designed to broaden and strengthen Home Meridian’s customer base and improve average margins over time.

Enterprise Resource Planning Project

During calendar 2021, our Board of Directors approved an upgrade to our current ERP system and implementation efforts began shortly thereafter. We expect to implement the ERP upgrade in our legacy Hooker divisions and Sunset West in the second half of fiscal 2023, with the Home Meridian segment following afterwards. To complete the ERP system implementation as anticipated, we will be required to expend significant financial and human resources. In addition to the capital expenditures discussed in the section immediately above, we anticipate spending approximately $3 million over the remainder of the year, with a significant amount of time invested by our associates.

Dividends

On June 1, 2022, our board of directors declared a quarterly cash dividend of $0.20 per share which will be paid on June 30, 2022 to shareholders of record at June 17, 2022.

Critical Accounting Policies

There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our 2022 Annual Report.

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

Interest Rate Risk

Borrowings under the revolving credit facility bear interest based on LIBOR plus 1.0%. As such, this debt instrument exposes us to market risk for changes in interest rates. There was no outstanding balance under our revolving credit facility as of May 1, 2022, other than amounts reserved for standby letters of credit in the amount of $7.1 million.

Raw Materials Price Risk

We are exposed to market risk from changes in the cost of raw materials used in our domestic upholstery manufacturing processes; principally, wood, fabric and foam products. Increases in home construction activity could result in increases in wood and fabric costs. Additionally, the cost of petroleum-based foam products we utilize are sensitive to crude oil prices, which vary due to supply, demand and geo-political factors. Due to the Russian Invasion of Ukraine, there is a shortage of Russian Birch which was the third largest source of US hardwood plywood imports in 2021. A large portion of the plywood used at one division of our Domestic Upholstery segment is Russian Birch. We have been able to find an alternative plywood source at a higher cost for a portion of Russian Birch and are presently looking to re-source the remaining portion, also likely at a higher cost.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended May 1, 2022. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective as of May 1, 2022 to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to the Company’s management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure and are effective to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

On January 31, 2022, we closed on the acquisition of substantially all of the assets of Sunset HWM, LLC (“Sunset West"). As permitted by SEC guidance for newly acquired businesses, we intend to exclude Sunset West’s operations from the scope of our Sarbanes-Oxley Section 404 report on internal controls over financial reporting for the year ending January 29, 2023. We are in the process of implementing our internal control structure at Sunset West and expect that this effort will be completed in fiscal 2023.

There have been no changes in our internal control over financial reporting during the fiscal quarter ended May 1, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 6.         Exhibits

3.1

Articles of Incorporation of the Company, as amended as of September 16, 2021 (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q (SEC File No. 000-25349) for the quarter ended October 31, 2021)

3.2

Amended and Restated Bylaws of the Company, as amended December 10, 2013 (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K (SEC File No. 000-25349) for the year ended February 2, 2014)

4.1	Articles of Incorporation of the Company, as amended (See Exhibit 3.1)

4.2	Amended and Restated Bylaws of the Company, as amended (See Exhibit 3.2)

31.1*	Rule 13a-14(a) Certification of the Company’s principal executive officer

31.2*	Rule 13a-14(a) Certification of the Company’s principal financial officer

32.1**

Rule 13a-14(b) Certification of the Company’s principal executive officer and principal financial officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*	Interactive Data Files (formatted as Inline XBRL)

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*Filed herewith

** Furnished herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOOKER FURNISHINGS CORPORATION

Date: June 9, 2022	By: /s/ Paul A. Huckfeldt
Paul A. Huckfeldt Chief Financial Officer and Senior Vice President – Finance and Accounting