Form 10-Q
period 2022-07-31
HOOKER FURNISHINGS Corp
filed 2022-09-08
CIK 1077688

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 31, 2022

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

As of September 2, 2022, there were 11,689,052 shares of the registrant’s common stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

HOOKER FURNISHINGS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

As of	July 31,	January 30,
	2022	2022
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$11,653	$69,366
Trade accounts receivable, net	81,662	73,727
Inventories	131,088	75,023
Income tax recoverable	3,574	4,361
Prepaid expenses and other current assets	9,014	5,237
Total current assets	236,991	227,714
Property, plant and equipment, net	27,565	28,058
Cash surrender value of life insurance policies	27,332	26,479
Deferred taxes	9,763	11,612
Operating lease right-of-use assets	54,734	51,854
Intangible assets, net	33,547	23,853
Goodwill	15,591	490
Other assets	7,108	4,499
Total non-current assets	175,640	146,845
Total assets	$412,631	$374,559

Liabilities and Shareholders’ Equity
Current liabilities
Current portion of long-term debt	$1,393	$-
Trade accounts payable	36,628	30,916
Accrued salaries, wages and benefits	5,662	7,141
Customer deposits	10,448	7,145
Current portion of operating lease liabilities	7,254	7,471
Other accrued expenses	2,969	4,264
Total current liabilities	64,354	56,937
Long term debt	23,570	-
Deferred compensation	9,599	9,924
Operating lease liabilities	49,514	46,570
Other long-term liabilities	766	-
Total long-term liabilities	83,449	56,494
Total liabilities	147,803	113,431

Shareholders’ equity
Common stock, no par value, 20,000 shares authorized, 11,959 and 11,922 shares issued and outstanding on each date	53,853	53,295
Retained earnings	210,994	207,884
Accumulated other comprehensive loss	(19)	(51)
Total shareholders’ equity	264,828	261,128
Total liabilities and shareholders’ equity	$412,631	$374,559

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

HOOKER FURNISHINGS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	For the
	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 31,	August 1,	July 31,	August 1,
	2022	2021	2022	2021

Net sales	$152,908	$162,519	$300,223	$325,379

Cost of sales	121,853	130,802	239,709	260,080

Gross profit	31,055	31,717	60,514	65,299

Selling and administrative expenses	22,886	21,460	47,543	42,204
Intangible asset amortization	878	596	1,756	1,192

Operating income	7,291	9,661	11,215	21,903

Other (expense)/income, net	(44)	21	234	27
Interest expense, net	83	23	111	54

Income before income taxes	7,164	9,659	11,338	21,876

Income tax expense	1,621	2,192	2,612	4,966

Net income	$5,543	$7,467	$8,726	$16,910

Earnings per share
Basic	$0.47	$0.63	$0.74	$1.42
Diluted	$0.46	$0.62	$0.73	$1.40

Weighted average shares outstanding:
Basic	11,876	11,850	11,871	11,842
Diluted	11,935	11,993	11,960	11,985

Cash dividends declared per share	$0.20	$0.18	$0.40	$0.36

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

HOOKER FURNISHINGS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	For the
	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 31,	August 1,	July 31,	August 1,
	2022	2021	2022	2021

Net income	$5,543	$7,467	$8,726	$16,910
Other comprehensive income:
Amortization of actuarial loss	60	100	42	201
Income tax effect on amortization	(14)	(24)	(10)	(48)
Adjustments to net periodic benefit cost	46	76	32	153

Total comprehensive income	$5,589	$7,543	$8,758	$17,063

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

HOOKER FURNISHINGS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the
	Twenty-Six Weeks Ended
	July 31,	August 1,
	2022	2021
Operating Activities:
Net income	$8,726	$16,910
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	4,409	3,583
Deferred income tax expense	1,839	1,621
Noncash restricted stock and performance awards	873	150
Provision for doubtful accounts and sales allowances	(1,532)	(340)
Gain on life insurance policies	(587)	(704)
Changes in assets and liabilities:
Trade accounts receivable	(4,843)	(14,663)
Inventories	(53,489)	(33,435)
Income tax recoverable	787	-
Prepaid expenses and other assets	(6,175)	(4,663)
Trade accounts payable	4,691	8,362
Accrued salaries, wages, and benefits	(1,480)	(158)
Accrued income taxes	-	417
Customer deposits	27	3,302
Operating lease liabilities	(151)	89
Other accrued expenses	(1,293)	(507)
Deferred compensation	(283)	(171)
Net cash used in operating activities	$(48,481)	$(20,207)

Investing Activities:
Acquisitions	(25,912)	-
Purchases of property and equipment	(1,947)	(3,465)
Premiums paid on life insurance policies	(404)	(473)
Net cash used in investing activities	(28,263)	(3,938)

Financing Activities:
Proceeds from long-term loans	25,000	-
Proceeds from revolving credit facility	30,301	-
Payments for revolving credit facility	(30,301)	-
Debt issuance cost	(38)	-
Purchase and retirement of common stock	(1,137)	-
Cash dividends paid	(4,794)	(4,285)
Cash provided by/(used in) financing activities	19,031	(4,285)

Net decrease in cash and cash equivalents	(57,713)	(28,430)
Cash and cash equivalents - beginning of year	69,366	65,841
Cash and cash equivalents - end of quarter	$11,653	$37,411

Supplemental disclosure of cash flow information:
Cash paid/(refund) for income taxes	$(14)	$2,929
Cash paid for interest, net	55	1

Non-cash transactions:
Increase/(Decrease) in lease liabilities arising from changes in right-of-use assets	$7,680	$(4,919)
Increase in property and equipment through accrued purchases	207	111

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

HOOKER FURNISHINGS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In thousands, except per share data)

(Unaudited)

				Accumulated
				Other	Total
	Common Stock		Retained	Comprehensive	Shareholders'
	Shares	Amount	Earnings	Income (loss)	Equity
Balance at May 2, 2021	11,909	$53,004	$212,291	$(732)	$264,563
Net income for the 13 weeks ended August 1, 2021			7,467		7,467
Unrealized loss on defined benefit plan, net of tax of $24				77	77
Cash dividends paid and accrued ($0.18 per share)			(2,145)		(2,145)
Restricted stock grants, net of forfeitures	15	-			-
Restricted stock compensation cost		323			323
Performance-based restricted stock units costs		146			146
PSU awards		-			-
Balance at August 1, 2021	11,924	$53,473	$217,613	$(655)	$270,431

Balance at May 1, 2022	12,002	$53,649	$208,678	$(65)	$262,262
Net income for the 13 weeks ended July 31, 2022			5,543		5,543
Unrealized loss on defined benefit plan, net of tax of $14				46	46
Cash dividends paid and accrued ($0.20 per share)			(2,405)		(2,405)
Purchase and retirement of common stock	(68)	(315)	(822)		(1,137)
Restricted stock grants, net of forfeitures	25	(6)			(6)
Restricted stock compensation cost		371			371
Performance-based restricted stock units costs		154			154
Balance at July 31, 2022	11,959	$53,853	$210,994	$(19)	$264,828

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

HOOKER FURNISHINGS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (CONT.)

(In thousands, except per share data)

(Unaudited)

				Accumulated
				Other	Total
	Common Stock		Retained	Comprehensive	Shareholders'
	Shares	Amount	Earnings	Income (loss)	Equity
Balance at January 31, 2021	11,888	$53,323	$204,988	$(808)	$257,503
Net income for the 26 weeks ended August 1, 2021			16,910		16,910
Unrealized loss on defined benefit plan, net of tax of $48				153	153
Cash dividends paid and accrued ($0.36 per share)			(4,285)		(4,285)
Restricted stock grants, net of forfeitures	36	-			-
Restricted stock compensation cost		597			597
Performance-based restricted stock units costs		293			293
PSU awards		(740)			(740)
Balance at August 1, 2021	11,924	$53,473	$217,613	$(655)	$270,431

Balance at January 30, 2022	11,922	$53,295	$207,884	$(51)	$261,128
Net income for the 26 weeks ended July 31, 2022			8,726		8,726
Unrealized loss on defined benefit plan, net of tax of $10				32	32
Cash dividends paid and accrued ($0.40 per share)			(4,794)		(4,794)
Purchase and retirement of common stock	(68)	(315)	(822)		(1,137)
Restricted stock grants, net of forfeitures	105	(102)			(102)
Restricted stock compensation cost		667			667
Performance-based restricted stock units costs		308			308
Balance at July 31, 2022	11,959	$53,853	$210,994	$(19)	$264,828

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

HOOKER FURNISHINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar and share amounts in tables, except per share amounts, in thousands unless otherwise indicated)

(Unaudited)

For the Twenty-Six Weeks Ended July 31, 2022

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

The financial statements contained herein are being filed as part of a quarterly report on Form 10-Q covering the 2023 fiscal year thirteen-week period (also referred to as “three months,” “three-month period,” “quarter,” “second quarter” or “quarterly period”) that began May 2, 2022, and the twenty-six week period (also referred to as “six months”, “six-month period” or “first half”) that began January 31, 2022, which both ended July 31, 2022. This report discusses our results of operations for these periods compared to the 2022 fiscal year thirteen-week period that began May 3, 2021, and the twenty-six-week period that began February 1, 2021, which both ended August 1, 2021; and our financial condition as of July 31, 2022 compared to January 30, 2022.

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

The following table summarizes the preliminary estimates of the fair values of the identifiable assets acquired and liabilities assumed in the Acquisition as of July 31, 2022. The preliminary estimates of fair value of identifiable assets acquired and liabilities assumed are subject to revision, which may result in adjustments to the preliminary values presented below, when management’s appraisals and estimates are finalized. Normal post-closing contingencies remain to be resolved, including the final working capital adjustment and any changes due to deviations from the seller’s representations and warranties at closing.

Fair Value Estimates of Assets Acquired and Liabilities Assumed

The consideration and components of our initial fair value allocation of the purchase price paid at closing and in the subsequent net working capital adjustment consisted of the following:

Purchase price consideration

Fair value estimates of assets acquired and liabilities assumed
Purchase price consideration
Cash paid for assets acquired	$23,909
Escrow	2,003
Fair value of earnout	766
Total purchase price	$26,678

Accounts receivable	$1,560
Inventory	2,577
Prepaid expenses and other current assets	90
Property	7
Intangible assets	11,451
Goodwill	15,101
Customer deposits	(3,276)
Accounts payable	(816)
Accrued expenses	(16)
Total purchase price	$26,678

Property was recorded at fair value and primarily consists of machinery and equipment. Property and equipment will be amortized over their estimated useful lives.

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

We incurred Acquisition-related costs of $414,000 in fiscal 2022 and $63,000 in the first six months of fiscal 2023. These expenses were included in the “Selling and administrative expenses” line of our fiscal 2022 and fiscal 2023 condensed consolidated statements of operations. Sunset West’s results are included in the Domestic Upholstery segment’s results beginning with the fiscal 2023 first quarter, which include $6.9 million in net sales and $150,000 of operating income, including $282,000 in intangible amortization expense for the fiscal 2023 second quarter and $14.8 million in net sales and $1.0 million of operating income, including $564,000 in intangible amortization expense for the fiscal 2023 first half.

4.         Accounts Receivable

	July 31,	January 30,
	2022	2022

Gross accounts receivable	$89,316	$83,027
Customer allowances	(5,902)	(7,284)
Allowance for doubtful accounts	(1,752)	(2,016)
Trade accounts receivable	$81,662	$73,727

5.          Inventories

	July 31,	January 30,
	2022	2022
Finished furniture	$145,092	$89,066
Furniture in process	2,793	2,314
Materials and supplies	15,299	13,179
Inventories at FIFO	163,184	104,559
Reduction to LIFO basis	(32,096)	(29,536)
Inventories	$131,088	$75,023

6.         Property, Plant and Equipment

	Depreciable Lives	July 31,	January 30,
	(In years)	2022	2022

Buildings and land improvements	15 - 30	$32,262	$32,030
Computer software and hardware	3 - 10	15,773	15,648
Machinery and equipment	10	10,900	10,390
Leasehold improvements	Term of lease	10,684	10,984
Furniture and fixtures	3 - 10	5,871	5,829
Other	5	694	676
Total depreciable property at cost		76,184	75,557
Less accumulated depreciation		(51,039)	(49,077)
Total depreciable property, net		25,145	26,480
Land		1,077	1,077
Construction-in-progress		1,343	501
Property, plant and equipment, net		$27,565	$28,058

7.          Cloud Computing Hosting Arrangement

We are in the process of implementing a common Enterprise Resource Planning (ERP) system across all divisions and expect to go-live with this system in Sunset West in the second half of fiscal 2023 and in our legacy Hooker divisions in fiscal 2024, with other segments and divisions following thereafter. Based on the provisions of ASU 2018-15, Intangibles — Goodwill and Other — Internal-Use Software, we capitalize implementation costs incurred to develop internal-use software associated with hosting arrangements that are service contracts. These costs are recorded on “Other noncurrent assets” line of our condensed consolidated balance sheets. Amortization expense is expected to commence at system go-live in the second half of fiscal 2023. The capitalized implementation costs at July 31, 2022 and January 30, 2022 were as follows:

Capitalized Implementation Costs

Balance at January 30, 2022	$3,228
Costs capitalized during the period	3,045
Balance at July 31, 2022	$6,273

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

As of July 31, 2022 and January 30, 2022, Company-owned life insurance was measured at fair value on a recurring basis based on Level 2 inputs. The fair value of the Company-owned life insurance is determined by inputs that are readily available in public markets or can be derived from information available in publicly quoted markets. Additionally, the fair value of the Company-owned life insurance is marked to market each reporting period and any change in fair value is reflected in income for that period.

Our assets measured at fair value on a recurring basis at July 31, 2022 and January 30, 2022, were as follows:

	Fair value at July 31, 2022				Fair value at January 30, 2022
Description	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets measured at fair value
Company-owned life insurance	$-	$27,332	$-	$27,332	$-	$26,479	$-	$26,479

9.         Intangible Assets

During the fiscal 2023 first half, we recorded both non-amortizable and amortizable intangible assets as a result of the Acquisition. Details of these new intangible assets, as well as previously recorded intangible assets assigned to our Domestic Upholstery and Home Meridian segments, are shown in the following two tables:

		January 30, 2022		July 31, 2022
Non-amortizable Intangible Assets	Segment	Beginning Balance	Acquisition	Net Book Value
Goodwill - Shenandoah Furniture	Domestic Upholstery	$490	$-	$490
Goodwill - Sunset West	Domestic Upholstery	-	15,101	15,101
Total Goodwill		$490	$15,101	$15,591

Trademarks and trade names - Home Meridian	Home Meridian	6,650	-	6,650
Trademarks and trade names - Bradington-Young	Domestic Upholstery	861	-	861
Trademarks and trade names - Sam Moore	Domestic Upholstery	396	-	396
Total Trademarks and trade names		$7,907	$-	$7,907

Total non-amortizable assets		$8,397	$15,101	$23,498

Our amortizable intangible assets are recorded in our Home Meridian and Domestic Upholstery segments. The carrying amounts and changes therein of those amortizable intangible assets were as follows:

	Amortizable Intangible Assets
	Customer
	Relationships	Trademarks	Totals

Balance at January 30, 2022	$15,348	$598	$15,946
Acquisition	10,401	1,050	11,451
Amortization	(1,682)	(74)	(1,756)
Balance at July 31, 2022	$24,067	$1,574	$25,641

For the remainder of fiscal 2023, amortization expense is expected to be approximately $1.8 million.

10.          Leases

We have operating leases for warehouses, showrooms, manufacturing facilities, offices and equipment. We recognized sub-lease income of $34,000 for the three-month period and $381,000 for the six-month period, both ended July 31, 2022. We recognized sub-lease income of $150,000 for the three-month period and $296,000 for the six-month period, both ended August 1, 2021.

The components of lease cost and supplemental cash flow information for leases for the three-months and six-months ended July 31, 2022 and August 1, 2021 were:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 31, 2022	August 1, 2021	July 31, 2022	August 1, 2021
Operating lease cost	$2,270	$1,906	$4,797	$3,919
Variable lease cost	56	65	111	109
Short-term lease cost	78	19	164	28
Total lease cost	$2,404	$1,990	$5,072	$4,056

Operating lease cash outflows	$2,389	$1,954	$5,224	$3,936

The right-of-use assets and lease liabilities recorded on our condensed consolidated balance sheets as of July 31, 2022 and January 30, 2022 were as follows:

	July 31, 2022	January 30, 2022
Real estate	$53,787	$50,749
Property and equipment	947	1,105
Total leases right-of-use assets	$54,734	$51,854

Current portion of operating lease liabilities	$7,254	$7,471
Long term operating lease liabilities	49,514	46,570
Total lease liabilities	$56,768	$54,041

For leases that commenced before July 2022, we used our incremental borrowing rate which was LIBOR plus 1.5%. When we entered into the new loan agreement our incremental borrowing rate for unsecured term loan became the current BSBY rate plus 1.40%. We use this rate as discount rate for leases commenced in July 2022 and thereafter. The weighted-average discount rate is 3.02%. The weighted-average remaining lease term is 7.9 years.

The following table reconciles the undiscounted future lease payments for operating leases to the operating lease liabilities recorded in the condensed consolidated balance sheets on July 31, 2022:

Undiscounted Future Operating Lease Payments
Remainder of 2023	$4,590
2024	8,523
2025	8,549
2026	8,516
2027	8,167
2028 and thereafter	26,217
Total lease payments	$64,562
Less: impact of discounting	(7,794)
Present value of lease payments	$56,768

As of July 31, 2022, the Company had an additional lease for a showroom in High Point, North Carolina. This lease is expected to commence in the Fall of calendar 2022 with an initial lease term of 10 years and estimated future minimum rental commitments of approximately $23.7 million. Since the lease has not yet commenced, the undiscounted amounts are not included in our financial statements or in the table above.

11.         Debt

On July 26, 2022, we entered into the Fourth Amendment to the Second Amended and Restated Loan Agreement (the “Amendment”) with Bank of America, N.A. (“BofA”) in order to replenish cash used to make the Acquisition. The Second Amended and Restated Loan Agreement dated as of September 29, 2017, had previously been amended by a First Amendment to Second Amended and Restated Loan Agreement dated as of January 31, 2019, a Second Amendment to Second Amended and Restated Loan Agreement dated as of November 4, 2020, and a Third Amendment to Second Amended and Restated Loan Agreement dated as of January 27, 2021 (as so amended, the “Existing Loan Agreement”).

Details of the individual credit facilities provided for in the Amendment are as follows:

●

Unsecured Revolving Credit Facility. Under this Amendment, the expiration date of the existing $35 million Unsecured Revolving Credit Facility (the “Existing Revolver”) was extended to July 26, 2027. Any amounts outstanding will bear interest at a rate per annum, equal to the then current Bloomberg Short-Term Bank Yield Index (“BSBY”) (adjusted periodically) plus 1.00%. The interest rate will be adjusted on a monthly basis. The actual daily amount of undrawn letters of credit is subject to a quarterly fee equal to a per annum rate of 1%. We must also pay a quarterly unused commitment fee that is based on the average daily amount of the facility utilized during the applicable quarter;

●

2022 Secured Term Loan. The Amendment provided us with a $18 million term loan (the “Secured Term Loan”), which was disbursed to us on July 26, 2022. We are required to pay monthly interest only payments at a rate per annum equal to the then current BSBY rate (adjusted periodically) plus 0.90% on the outstanding balance until the principal is paid in full. The interest rate will be adjusted on a monthly basis. On July 26, 2027, the entire outstanding indebtedness is due in full, including all principal and interest. The Secured Term Loan is secured by certain company-owned life insurance policies under a Security Agreement (Assignment of Life Insurance Policy as Collateral) dated July 26, 2022, by and between the Company and BofA; and

●

2022 Unsecured Term Loan. The Amendment provided us with a $7 million unsecured term loan (the “Unsecured Term Loan”), which was disbursed to us on July 26, 2022. We are required to pay monthly principal payments of $116,667 and monthly interest payments at a rate per annum equal to the then current BSBY (adjusted periodically) plus 1.40% on the outstanding balance until paid in full. The interest rate will be adjusted monthly. On July 26, 2027, the entire outstanding indebtedness is due in full, including all principal and interest.

We may prepay any outstanding principal amounts borrowed under either the Secured Term Loan or the Unsecured Term Loan at any time, without penalty provided that any payment is accompanied by all accrued interest owed.

We incurred $37,500 in debt issuance costs in connection with our term loans. As of July 31, 2022, unamortized loan costs of $37,500 were netted against the carrying value of our term loans on our condensed consolidated balance sheets.

The Amendment also included customary representations and warranties and requires us to comply with customary covenants, including, among other things, the following financial covenants:

●	Maintain a ratio of funded debt to EBITDA not exceeding:

o	2.50:1.0 through July 30, 2023;
o	2.25:1.0 through July 30, 2024; and
o	2.00:1.00 thereafter.

The other financial covenants under the Existing Loan Agreement continue to apply to us, including a basic fixed charge coverage ratio of at least 1.25:1.00 and limit capital expenditures to no more than $15.0 million during any fiscal year. The Existing Loan Agreement also limits our right to incur other indebtedness, make certain investments and create liens upon our assets, subject to certain exceptions, among other restrictions. The Existing Loan Agreement does not restrict our ability to pay cash dividends on, or repurchase, shares of our common stock, subject to our compliance with the financial covenants discussed above, if we are not otherwise in default under the Existing Loan Agreement.

We were in compliance with each of these financial covenants at July 31, 2022 and expect to remain in compliance with existing covenants through fiscal 2023 and for the foreseeable future.

During the fiscal 2023 second quarter, we drew $30.3 million under our $35 million Existing Revolver to cover working capital needs driven by finished goods inventory purchases from our Asian suppliers but had repaid such amounts by the end of the quarter due in part to receiving the proceeds from the Secured Term Loan and Unsecured Term Loan. As of July 31, 2022, we had $27.9 million available under our $35 million Existing Revolver to fund working capital needs. Standby letters of credit in the aggregate amount of $7.1 million, used to collateralize certain insurance arrangements and for imported product purchases, were outstanding under the Existing Revolver as of July 31, 2022. There were no additional borrowings outstanding under the Existing Revolver as of July 31, 2022.

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

	July 31,	January 30,
	2022	2022

Restricted shares	143	60
RSUs and PSUs	139	78
	282	138

All restricted shares, RSUs and PSUs awarded that have not yet vested are considered when computing diluted earnings per share.

During the fiscal 2023 second quarter, we purchased and retired 68,400 shares of our common stock (at an average price of $16.59 per share) under the $20 million share repurchase authorization approved by our board of directors earlier this quarter. These repurchases reduced our total outstanding shares and, consequently, reduced the weighted outstanding shares used in our calculation of earnings per share for the fiscal 2023 second quarter and year-to-date periods shown below. Through September 7, 2022, we have purchased a total of 362,000 shares at a total cost of $5.9 million.

The following table sets forth the computation of basic and diluted earnings per share:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 31,	August 1,	July 31,	August 1,
	2022	2021	2022	2021

Net income	$5,543	$7,467	$8,726	$16,910
Less: Unvested participating restricted stock dividends	27	12	46	23
Net earnings allocated to unvested participating restricted stock	63	43	85	92
Earnings available for common shareholders	5,453	7,412	8,595	16,795

Weighted average shares outstanding for basic earnings per share	11,876	11,850	11,871	11,842
Dilutive effect of unvested restricted stock, RSU and PSU awards	59	143	89	143
Weighted average shares outstanding for diluted earnings per share	11,935	11,993	11,960	11,985

Basic earnings per share	$0.47	$0.63	$0.74	$1.42

Diluted earnings per share	$0.46	$0.62	$0.73	$1.40

13.         Income Taxes

We recorded income tax expense of $1.6 million for the fiscal 2023 second quarter compared to $2.2 million for the comparable prior year quarter. The effective tax rates for the fiscal 2023 and 2022 second quarters were 22.6% and 22.7%, respectively. For the fiscal 2023 first half, we recorded income tax expense of $2.6 million, compared to $5.0 million for the comparable prior year period. The effective tax rates for the fiscal 2023 and 2022 first half periods were 23.0% and 22.7%, respectively.

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

Changes to segment reporting for fiscal 2023

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

As discussed in Note 3 above, we acquired substantially all the assets of Sunset West on the first day of the 2023 fiscal year. Based on our analysis and the requirements of ASC 280: Segment Reporting, Sunset West’s results are included in the Domestic Upholstery segment on a prospective basis.

The following table presents segment information for the periods, and as of the dates, indicated. Prior-year information has been recast to reflect the change discussed above.

	Thirteen Weeks Ended				Twenty-Six Weeks Ended
	July 31,		August 1,		July 31,		August 1,
	2022		2021		2022		2021
		% Net		% Net		% Net		% Net
Net Sales		Sales		Sales		Sales		Sales
Hooker Branded	$52,817	34.5%	$49,929	30.7%	$95,047	31.7%	$101,268	31.1%
Home Meridian	59,048	38.6%	87,323	53.7%	121,133	40.3%	171,732	52.8%
Domestic Upholstery	38,326	25.1%	23,665	14.6%	79,546	26.5%	49,086	15.1%
All Other	2,717	1.8%	1,602	1.0%	4,497	1.5%	3,293	1.0%
Consolidated	$152,908	100%	$162,519	100.0%	$300,223	100.0%	$325,379	100.0%

Gross Profit
Hooker Branded	$15,598	29.5%	$17,060	34.2%	$28,837	30.3%	$34,273	33.8%
Home Meridian	7,321	12.4%	9,607	11.0%	13,626	11.2%	19,742	11.5%
Domestic Upholstery	7,128	18.6%	4,517	19.1%	16,483	20.7%	10,154	20.7%
All Other	1,008	37.1%	533	33.3%	1,568	34.9%	1,130	34.3%
Consolidated	$31,055	20.3%	$31,717	19.5%	$60,514	20.2%	$65,299	20.1%

Operating Income/(Loss)
Hooker Branded	$6,072	11.5%	$8,929	17.9%	$10,214	10.7%	$18,371	18.1%
Home Meridian	(991)	-1.7%	43	0.0%	(4,085)	-3.4%	908	0.5%
Domestic Upholstery	1,713	4.5%	569	2.4%	4,465	5.6%	2,300	4.7%
All Other	497	18.3%	120	7.5%	621	13.8%	324	9.8%
Consolidated	$7,291	4.8%	$9,661	5.9%	$11,215	3.7%	$21,903	6.7%

Capital Expenditures
Hooker Branded	$239		$38		$706		$121
Home Meridian	592		1,109		632		2,455
Domestic Upholstery	286		130		609		889
All Other	-		-		-		-
Consolidated	$1,117		$1,277		$1,947		$3,465

Depreciation & Amortization
Hooker Branded	$437		$750		$1,122		$1,200
Home Meridian	725		567		1,386		1,068
Domestic Upholstery	957		549		1,896		1,309
All Other	3		2		5		6
Consolidated	$2,122		$1,868		$4,409		$3,583

	As of July 31,		As of January 30,
	2022	%Total	2022	%Total
Identifiable Assets		Assets		Assets
Hooker Branded	$151,444	41.7%	$170,968	48.8%
Home Meridian	144,674	39.8%	130,890	37.4%
Domestic Upholstery	64,554	17.7%	47,232	13.5%
All Other	2,821	0.8%	1,126	0.3%
Consolidated	$363,493	100%	$350,216	100%
Consolidated Goodwill and Intangibles	49,138		24,343
Total Consolidated Assets	$412,631		$374,559

Sales by product type are as follows:

	Net Sales (in thousands)
	Thirteen Weeks Ended				Twenty-Six Weeks Ended
	July 31, 2022	%Total	August 1, 2021	%Total	July 31, 2022	%Total	August 1, 2021	%Total
Casegoods	$92,869	61%	$96,494	59%	$167,313	56%	$193,590	59%
Upholstery	60,039	39%	66,025	41%	132,910	44%	131,789	41%
	$152,908	100%	$162,519	100%	$300,223	100%	$325,379	100%

15. Subsequent Events

Dividends

On September 7, 2022, our board of directors declared a quarterly cash dividend of $0.20 per share which will be paid on September 30, 2022 to shareholders of record at September 19, 2022.

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

■

the risks related to the recent Acquisition including integration costs, costs related to Acquisition debt, maintaining Sunset West’s existing customer relationships, debt service costs, interest rate volatility, the use of operating cash flows to service debt to the detriment of other corporate initiatives or strategic opportunities, the loss of key employees from Sunset West, the disruption of ongoing businesses or inconsistencies in standards, controls, procedures and policies across the business which could adversely affect our internal control or information systems and the costs of bringing them into compliance and failure to realize benefits anticipated from the Acquisition;

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

■

disruptions and damage (including those due to weather) affecting our Virginia or Georgia warehouses, our Virginia or North Carolina administrative facilities, our North Carolina and Las Vegas showrooms or our representative offices or warehouses in Vietnam and China;

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

Quarterly Reporting

This quarterly report on Form 10-Q includes our unaudited condensed consolidated financial statements for the 2023 fiscal year thirteen-week period (also referred to as “three months,” “three-month period,” “quarter,” “second quarter” or “quarterly period”) that began May 2, 2022, and the twenty-six week period (also referred to as “six months”, “six-month period” or “first half”) that began January 31, 2022, which both ended July 31, 2022. This report discusses our results of operations for these periods compared to the 2022 fiscal year thirteen-week period that began May 3, 2021, and the twenty-six-week period that began February 1, 2021, which both ended August 1, 2021; and our financial condition as of July 31, 2022 compared to January 30, 2022.

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

Changes to segment reporting for fiscal 2023

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

As discussed in Note 3 above, we acquired substantially all the assets of Sunset West on the first day of the 2023 fiscal year. Based on our analysis and the requirements of ASC 280: Segment Reporting, Sunset West’s results are included in the Domestic Upholstery segment on a prospective basis.

Orders and Backlog

In the discussion below and herein we reference changes in sales orders or “orders” and sales order backlog (unshipped orders at a point in time) or “backlog” over and compared to certain periods of time and changes discussed are in sales dollars and not units of inventory, unless stated otherwise. We believe orders are generally good current indicators of sales momentum and business conditions. If the items ordered are in stock and the customer has requested immediate delivery, we generally ship products in about seven days or less from receipt of order; however, orders may be shipped later if they are out of stock or there are production or shipping delays, or the customer has requested the order to be shipped at a later date. It is our policy and industry practice to allow order cancellation for casegoods up to the time of shipment or, in the case of container direct orders, up until the time the container is booked with the ocean freight carrier; therefore, customer orders for casegoods are not firm. However, domestically produced upholstered products are predominantly custom-built and consequently, cannot be cancelled once the leather or fabric has been cut. Additionally, our hospitality products are highly customized and are generally not cancellable.

For the Hooker Branded and Domestic Upholstery segments and All Other, we generally consider backlogs to be one helpful indicator of sales for the upcoming 30-day period, but because of our relatively quick delivery and our cancellation policies, we do not consider order backlogs to be a reliable indicator of expected long-term sales. We generally consider the Home Meridian segment’s backlog to be one helpful indicator of that segment’s sales for the upcoming 90-day period. Due to (i) Home Meridian’s sales volume, (ii) the average sales order sizes of its mass and mega account channels of distribution, (iii) the proprietary nature of many of its products and (iv) the project nature of its hospitality business, for which average order sizes tend to be larger and consequently, its order backlog tends to be larger. There are exceptions to the general predictive nature of our orders and backlogs noted in this paragraph due to current demand and supply chain challenges related to the COVID-19 pandemic and subsequent recovery. They are discussed in greater detail below and are essential to understanding our prospects. During fiscal 2022, orders were not converting to shipments as quickly as would be expected compared to the pre-pandemic environment due to the lack and cost of shipping containers and vessel space as well as limited overseas vendor capacity. As a result, backlogs were elevated to historical high levels. At July 31, 2022, our backlog of unshipped orders was as follows and a further discussion of our current backlog by segment is discussed below under “Review”:

	Order Backlog
	(Dollars in 000s)

Reporting Segment	July 31, 2022	January 30, 2022	August 1, 2021

Hooker Branded	$54,168	$68,925	$54,041
Home Meridian	80,087	167,968	201,060
Domestic Upholstery	61,849	67,068	60,570
All Other	5,333	6,148	4,701

Consolidated	$201,437	$310,109	$320,372

Executive Summary-Results of Operations

■

Consolidated net sales for the fiscal 2023 second quarter decreased by $9.6 million, or 5.9%, as compared to the prior year quarter, driven by decreased net sales in the Home Meridian segment, partially offset by sales increases in the Domestic Upholstery (due in part to the addition of Sunset West results) and Hooker Branded segments, and the recovery in the H Contract business. Consolidated gross profit decreased due to decreases in the Home Meridian and Hooker Branded segments, partially offset by increased gross profit in the Domestic Upholstery segment. Consolidated gross margin increased due to improved margin at Home Meridian. Consolidated operating income was $7.3 million or 4.8% of net sales as compared to a $9.7 million or 5.9% of net sales in the prior year period. Consolidated net income was $5.5 million or $0.46 per diluted share for the fiscal 2023 second quarter, as compared to $7.5 million or $0.62 per diluted share in the prior year quarter.

■

For the fiscal 2023 first half, consolidated net sales decreased by $25.2 million, or 7.7%, compared to the prior year period due to decreased net sales in the Home Meridian and Hooker Branded segments, partially offset by increased net sales in the Domestic Upholstery segment and the addition of Sunset West results therein. Consolidated gross profit decreased while gross margin stayed about the same. Consolidated operating income was $11.2 million or 3.7% of net sales as compared to $21.9 million or 6.7% of net sales in the prior year first half. Consolidated net income was $8.7 million or $0.73 per diluted share for the fiscal 2023 first half, as compared to $16.9 million or $1.40 per diluted share in the prior year period.

Our fiscal 2023 second quarter and first-half performance are discussed in greater detail below under “Review” and “Results of Operations.”

Review

In the second quarter and first half of fiscal 2023, consolidated net sales and profitability both decreased as compared to the corresponding periods in the prior year. In the first half of the prior year, sales and profitability were favorably impacted by the demand surge that followed the initial Covid crisis and a return to more normal factory production, which benefitted home furnishings and other industries, before new Covid variants resulted in new lockdowns at many of our Asian suppliers in the second half of fiscal 2022. Effects of these lockdowns continued into the fiscal 2023 first quarter, however factory production improved substantially during the second quarter of fiscal 2023 and helped us exceed our internal expectations for the quarter.

The Hooker Branded segment’s net sales increased by $2.9 million, or 5.8%, as compared to the prior year quarter when sales were already elevated, due to sales increases at both Hooker Casegoods and Hooker Upholstery. The unexpected COVID-related lockdown at our suppliers in Vietnam last summer and their slow re-openings caused low inventory receipts in our U.S. warehouses and resulted in a sales decline in the second half of fiscal 2022 and the fiscal 2023 first quarter. As these suppliers resumed production and shipments after the Lunar New Year, inventory receipts at our U.S. warehouses have increased each month, allowing us to fulfill orders and reduce backlogs. At the end of fiscal 2023 second quarter, inventory levels for this segment increased by $33 million as compared to fiscal 2022 year-end and $15 million as compared to fiscal 2023 first quarter end, including $24 million of in-transit inventory. The majority of Hooker Branded sales are shipped out of U.S. warehouses, so we believe our investment in inventory is essential to keep our best sellers in stock, support our inventory positioning, help reduce impacts of the ongoing supply chain disruptions, flow imports from Asia, and prepare for the fall and holiday selling seasons. Additionally, a large percentage of this inventory is designated for sales orders in our backlog and carries the price increases we implemented last year and earlier this year to mitigate higher freight and product costs. This segment reported $6.1 million operating income and a 11.5% operating margin for the fiscal 2023 second quarter. Incoming orders decreased as compared to the prior year quarter and the quarter-end backlog was at a comparable level to the prior year second quarter end but was 21% lower than at fiscal 2022 year-end due to increased shipments during the quarter. Hooker Branded backlog was still about four times higher than pre-pandemic levels in fiscal 2020.

The Home Meridian segment’s net sales decreased by $28.3 million, or 32.4%, as compared to the prior year quarter. Sales with mass merchants and major furniture chains decreased due to retailers accelerating orders in the prior year and rationalizing their inventory levels in the current year. In addition, our exit of the unprofitable Clubs channel, which accounted for about 40% of the sales decline. E-commerce sales decreased as sales in this channel returned to pre-pandemic levels and growth rates. These decreases were partially offset by the continued recovery of hospitality business and the launch of the Pulaski Upholstery division. Despite significant sales declines, Home Meridian gross margin improved in fiscal 2023 second quarter due to the fact that most shipments carried price increases and freight surcharges to help mitigate higher freight costs and lower allowances as a result of our exit from the Clubs channel. Profitability was negatively impacted by a large quality-related chargeback and transition and start-up costs at the new Georgia warehouse. On a more positive note, during the quarter we completed the exit from all three older warehouses and leased additional space at our new Georgia warehouse to support HMI’s expansion into higher-margin channels of distribution. This segment reported an operating loss of $991,000, as compared to breakeven in the prior year quarter; however, it improved from $3.1 million operating loss in the first quarter of fiscal 2023. Quarter-end backlog was lower than the prior year second quarter end and fiscal 2022 year-end due to decreased incoming orders with mass merchants, as these customers continue to rationalize their inventories to match current demand levels, and the absence of Clubs channel orders but was at about the same levels the segment experienced in fiscal 2020.

The Domestic Upholstery segment’s net sales increased by $14.7 million, or 62.0%, as compared to the prior year quarter due to organic sales growth at Bradington Young, Sam Moore and Shenandoah, as well as the addition of Sunset West results. Despite strong sales, gross margins decreased in the fiscal 2023 second quarter due to significantly increased raw material costs, partially offset by overhead absorption on higher sales volume and higher gross margin at the Shenandoah division whose production was impacted by a foam shortage issue in the prior year period. This segment reported an operating income of $1.7 million and a 4.5% operating margin for the fiscal 2023 second quarter. Incoming orders decreased due to current lead times and high backlogs. Quarter-end backlog was at the same level as prior year quarter, but was 7.8% lower than at fiscal 2022 year-end as higher shipments reduced backlog. Domestic Upholstery backlog was almost five times pre-pandemic levels in fiscal 2020.

Cash and cash equivalents stood at $11.7 million at fiscal 2023 second quarter-end, down $57.7 million as compared to the balance at the fiscal 2022 year-end due principally to a $56.1 million increase in inventory. At fiscal 2023 second quarter end, inventory stood at $131.1 million, $27.5 million higher than prior year second quarter end and $38.3 million higher than pre-pandemic level at fiscal 2020 year-end. During the fiscal 2023 second quarter, we received $25 million in term loan proceeds to replenish cash used to make the Sunset West Acquisition. We also paid $4.8 million in cash dividends to our shareholders and spent $3 million for development of our new cloud-based ERP system. In addition to our cash balance, we had $27.9 million available under our existing revolver to fund working capital needs. With strategic inventory management and cautious capital expenditures, we believe we have the financial resources to support our business operations for the foreseeable future.

Results of Operations

The following table sets forth the percentage relationship to net sales of certain items included in the condensed consolidated statements of income included in this report.

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 31,	August 1,	July 31,	August 1,
	2022	2021	2022	2021
Net sales	100%	100%	100%	100%
Cost of sales	79.7	80.5	79.8	79.9
Gross profit	20.3	19.5	20.2	20.1
Selling and administrative expenses	15.0	13.2	15.8	13.0
Intangible asset amortization	0.6	0.4	0.6	0.4
Operating income	4.8	5.9	3.7	6.7
Other (expense)/income, net	(0.1)	-	0.1	-
Income before income taxes	4.7	5.9	3.8	6.7
Income tax expense	1.1	1.3	0.9	1.5
Net income	3.6	4.6	2.9	5.2

Fiscal 2023 Second Quarter and First-Half Compared to Fiscal 2022 Second Quarter and First-Half

	Net Sales
	Thirteen Weeks Ended						Twenty-Six Weeks Ended
	July 31,		August 1,				July 31,		August 1,
	2022		2021				2022		2021
		% Net Sales		% Net Sales	$ Change	% Change		% Net Sales		% Net Sales	$ Change	% Change
Hooker Branded	$52,817	34.5%	$49,929	30.7%	$2,888	5.8%	$95,047	31.7%	$101,268	31.1%	$(6,221)	-6.1%
Home Meridian	59,048	38.6%	87,323	53.7%	(28,275)	-32.4%	121,133	40.3%	171,732	52.8%	(50,599)	-29.5%
Domestic Upholstery	38,326	25.1%	23,665	14.6%	14,661	62.0%	79,546	26.5%	49,086	15.1%	30,460	62.1%
All Other	2,717	1.8%	1,602	1.0%	1,115	69.6%	4,497	1.5%	3,293	1.0%	1,204	36.6%
Consolidated	$152,908	100%	$162,519	100%	$(9,611)	-5.9%	$300,223	100%	$325,379	100%	$(25,156)	-7.7%

Unit Volume	FY23 Q2 % Increase vs. FY22 Q2	FY23 YTD % Increase vs. FY22 YTD	Average Selling Price ("ASP")	FY23 Q2 % Increase vs. FY22 Q2	FY23 YTD % Increase vs. FY22 YTD

Hooker Branded	-7.7%	-18.5%	Hooker Branded	14.0%	14.8%
Home Meridian	-34.6%	-33.1%	Home Meridian	-0.9%	1.9%
Domestic Upholstery *	10.8%	7.5%	Domestic Upholstery *	22.1%	23.2%
All Other	56.2%	33.7%	All Other	7.0%	1.8%
Consolidated	-27.9%	-28.4%	Consolidated	22.5%	20.5%

*Sunset West is excluded from the Domestic Upholstery segment in the Unit Volume and ASP portions of the table above since it was not a part of our fiscal 2022 results. Consequently, we believe including their fiscal 2023 results would skew Domestic Upholstery results and reduce the usefulness of those portions of the table.

Consolidated net sales decreased in the fiscal 2023 second quarter due to sales declines in the Home Meridian segment, partially offset by increased net sales in the Domestic Upholstery and Hooker Branded segments. Consolidated net sales decreased in the fiscal 2023 first half due to sales declines in the Home Meridian and Hooker Branded segments, partially offset by increased net sales in the Domestic Upholstery segment.

■

The Hooker Branded segment’s net sales increased in the fiscal 2023 second quarter compared to the prior year quarter as both Hooker Casegoods and Hooker Upholstery divisions reported higher net sales. Unit volume was lower than prior year second quarter, but significantly improved from the fourth quarter of previous year and the first quarter of this year. ASP increased due to price increases we implemented in response to higher freight costs and product cost inflation. For the fiscal 2023 first half, net sales decreased driven by lower shipments at the Hooker Casegoods division in the first quarter due to inventory unavailability. The decrease was partially offset by continued higher sales at Hooker Upholstery due to quicker inventory turns at this division. However, it was not sufficient to offset the sales decreases driven by unit volume loss.

■

The Home Meridian segment’s net sales decreased in the fiscal 2023 second quarter and first half compared to the prior year periods due to lower sales in the mass merchants and furniture chains as customers rationalize their inventory levels, the absence of sales from the unprofitable Clubs channel, and lower sales in the e-commerce channel. These declines were partially offset by the recovery of hospitality business and the addition of Pulaski Upholstery division. In addition, the prior year quarter’s sales were up over 20% as compared to the fiscal 2021 second quarter due to a demand surge after the initial COVID crisis. We implemented price increases to mitigate higher freight costs; however, ASP was negatively impacted by deeply discounted Ready-To-Assemble category sales, the category we determined to exit last year.

■

The Domestic Upholstery segment reported strong net sales in the fiscal 2023 second quarter and first half due to double-digit sales growth at all three divisions as well as the addition of Sunset West’s sales. Prior-year sales were negatively affected by a foam shortage which is no longer a significant issue. Although we experienced some disruptions of the delivery of raw materials for production, all three divisions were operating near full capacity with shipments exceeding prior year periods and our internal goals. Additionally, ASP increased at three divisions due to price increases we implemented in response to the inflation of raw material costs.

■

All Other’s net sales increased in the fiscal 2023 second quarter and first half due to increased unit volume at H Contract, as this division is gradually recovering from the impact of reduced capital spending by the senior living industry during the COVID pandemic.

	Gross Profit and Margin
	Thirteen Weeks Ended						Twenty-Six Weeks Ended
	July 31,		August 1,				July 31,		August 1,
	2022		2021				2022		2021
		% Net Sales		% Net Sales	$ Change	% Change		% Net Sales		% Net Sales	$ Change	% Change
Hooker Branded	$15,598	29.5%	$17,060	34.2%	$(1,462)	-8.6%	$28,837	30.3%	$34,273	33.8%	$(5,436)	-15.9%
Home Meridian	7,321	12.4%	9,607	11.0%	(2,286)	-23.8%	13,626	11.2%	19,742	11.5%	(6,116)	-31.0%
Domestic Upholstery	7,128	18.6%	4,517	19.1%	2,611	57.8%	16,483	20.7%	10,154	20.7%	6,329	62.3%
All Other	1,008	37.1%	533	33.3%	475	89.1%	1,568	34.9%	1,130	34.3%	438	38.8%
Consolidated	$31,055	20.3%	$31,717	19.5%	$(662)	-2.1%	$60,514	20.2%	$65,299	20.1%	$(4,785)	-7.3%

Consolidated gross profit decreased while margin increased in the fiscal 2023 second quarter. For the fiscal 2023 first half, consolidated gross profit decreased and margin stayed about the same as compared to prior year period.

■

The Hooker Branded segment’s gross profit and margin both decreased in the fiscal 2023 second quarter, despite increased net sales, due primarily to higher freight and product costs, and to a lesser extent higher warehousing labor costs due to increased shipping and receiving activity, higher wage levels, and higher demurrage and drayage expenses as more containers were delivered to the U.S and continued to experience supply chain interruptions. Hooker Branded gross profit and margin decreased in the fiscal 2023 first half also due to sales declines in the first quarter and increased costs.

■

The Home Meridian segment’s gross profit decreased in the fiscal 2023 second quarter and first half driven by sales volume loss, higher product costs, higher warehousing labor costs, transition and start-up costs at the new Georgia warehouse, and margin loss on a quality-related issue. Gross margin increased in the fiscal 2023 second quarter but decreased slightly in the first half. Freight costs still negatively impacted margin in this segment but improved as compared to prior year periods due to price increases and surcharges to offset the increased freight and product costs.

■

The Domestic Upholstery segment’s gross profit increased in the fiscal 2023 second quarter and first half due to strong sales across all divisions and the addition of Sunset West gross profit. Despite significant sales increases, gross margin decreased in the fiscal 2023 second quarter and stayed the same in the first half due to increased raw material costs, partially offset by overhead absorption which benefitted from higher sales volume and production efficiencies. Prior-year gross profit was negatively affected by production inefficiencies from a foam shortage which is no longer a significant issue.

■	All Other’s gross profit and margin both increased in the fiscal 2023 second quarter and first half driven by stronger net sales.

	Selling and Administrative Expenses (S&A)
	Thirteen Weeks Ended						Twenty-Six Weeks Ended
	July 31,		August 1,				July 31,		August 1,
	2022		2021				2022		2021
		% Net Sales		% Net Sales	$ Change	% Change		% Net Sales		% Net Sales	$ Change	% Change
Hooker Branded	$9,526	18.0%	$8,132	16.3%	$1,394	17.1%	$18,624	19.6%	$15,902	15.7%	$2,722	17.1%
Home Meridian	7,978	13.5%	9,230	10.6%	(1,252)	-13.6%	17,043	14.1%	18,167	10.6%	(1,124)	-6.2%
Domestic Upholstery	4,871	12.7%	3,685	15.6%	1,186	32.2%	10,929	13.7%	7,329	14.9%	3,600	49.1%
All Other	511	18.8%	413	25.8%	98	23.7%	947	21.1%	806	24.5%	141	17.5%
Consolidated	$22,886	15.0%	$21,460	13.2%	$1,426	6.6%	$47,543	15.8%	$42,204	13.0%	$5,339	12.7%

Consolidated selling and administrative (“S&A”) expenses increased in absolute terms and as a percentage of net sales in the fiscal 2023 second quarter and first half.

■

The Hooker Branded segment’s S&A expenses increased in absolute terms and as a percentage of net sales in the fiscal 2023 second quarter and first half driven by increased salaries and wages due to salary inflation, higher professional service fees, higher commissions on undiscounted sales, higher bonus accruals due to the reversal of unearned executive bonuses in the prior year first quarter, and higher travel expenses and other operating expenditures as business continued to resume to normal.

■

The Home Meridian segment’s S&A expenses decreased in absolute terms in the fiscal 2023 second quarter and first half due to decreased salaries and wages because of personnel changes and lower selling costs on decreased net sales, partially offset by higher depreciation expenses on additions of property and equipment at the new Georgia warehouse, higher designing fees on a new licensing arrangement, and higher international travel expenses as normal travel schedules resumed. S&A expenses increased as a percentage of net sales in the fiscal 2023 second quarter and first half due to decreased net sales.

■

The Domestic Upholstery segment’s S&A expenses increased in absolute terms in the fiscal 2023 second quarter and first half driven by the addition of Sunset West’s S&A expenses, higher selling costs on increased net sales across all divisions, and higher salaries and wages. Domestic Upholstery S&A expenses decreased as a percentage of net sales in the fiscal 2023 second quarter and first half due principally to higher net sales.

■	All Other S&A expenses increased in absolute terms while decreased as a percentage of net sales in the fiscal 2023 second quarter and first half.

	Intangible Asset Amortization
	Thirteen Weeks Ended						Twenty-Six Weeks Ended
	July 31,		August 1,				July 31,		August 1,
	2022		2021				2022		2021
		% Net Sales		% Net Sales	$ Change	% Change		% Net Sales		% Net Sales	$ Change	% Change
Intangible asset amortization	$878	0.6%	$596	0.4%	$282	47.3%	$1,756	0.6%	$1,192	0.4%	$564	47.3%

Intangible asset amortization expense was higher in fiscal 2023 second quarter and first half due to Acquisition-related amortization expense.

	Operating Profit/(Loss) and Margin
	Thirteen Weeks Ended						Twenty-Six Weeks Ended
	July 31,		August 1,				July 31,		August 1,
	2022		2021				2022		2021
		% Net Sales		% Net Sales	$ Change	% Change		% Net Sales		% Net Sales	$ Change	% Change
Hooker Branded	$6,072	11.5%	$8,929	17.9%	$(2,857)	-32.0%	$10,214	10.7%	$18,371	18.1%	$(8,157)	-44.4%
Home Meridian	(991)	-1.7%	43	0.0%	(1,034)	-2404.7%	(4,085)	-3.4%	908	0.5%	(4,993)	-549.9%
Domestic Upholstery	1,713	4.5%	569	2.4%	1,144	201.1%	4,465	5.6%	2,300	4.7%	2,165	94.1%
All Other	497	18.3%	120	7.5%	377	314.2%	621	13.8%	324	9.8%	297	91.7%
Consolidated	$7,291	4.8%	$9,661	5.9%	$(2,370)	-24.5%	$11,215	3.7%	$21,903	6.7%	$(10,688)	-48.8%

Operating profit and margin decreased as compared to the prior year quarter due to the factors discussed above. Sunset West operating profit of $150,000 and $1.0 million for the fiscal 2023 second quarter and first half, respectively, net of $282,000 and $564,000 in intangible asset amortization expense on Acquisition-related intangibles, is included in the Domestic Upholstery segment’s results.

	Interest Expense, net
	Thirteen Weeks Ended						Twenty-Six Weeks Ended
	July 31,		August 1,				July 31,		August 1,
	2022		2021				2022		2021
		% Net Sales		% Net Sales	$ Change	% Change		% Net Sales		% Net Sales	$ Change	% Change
Consolidated interest expense, net	$83	0.1%	$23	0.0%	$60	260.9%	$111	0.0%	$54	0.0%	$57	105.6%

Consolidated interest expense was higher in fiscal 2023 second quarter and first half due to interest on the amounts drawn on the revolving credit facility in the second quarter.

	Income taxes
	Thirteen Weeks Ended						Twenty-Six Weeks Ended
	July 31,		August 1,				July 31,		August 1,
	2022		2021				2022		2021
		% Net Sales		% Net Sales	$ Change	% Change		% Net Sales		% Net Sales	$ Change	% Change
Consolidated income tax expense	$1,621	1.1%	$2,192	1.3%	$(571)	-26.0%	$2,612	0.9%	$4,966	1.5%	$(2,354)	-47.4%

Effective Tax Rate	22.6%		22.7%				23.0%		22.7%

Consolidated income tax expense was $1.6 million for the fiscal 2023 second quarter compared to $2.2 million for the prior year quarter. The effective tax rates for the fiscal 2023 and 2022 second quarters were 22.6% and 22.7%, respectively. For the fiscal 2023 first half, consolidated income tax expense was $2.6 million, compared to $5.0 million for the prior year period. The effective tax rates for the fiscal 2023 and 2022 first half periods were 23.0% and 22.7%, respectively.

	Net Income
	Thirteen Weeks Ended						Twenty-Six Weeks Ended
	July 31,		August 1,				July 31,		August 1,
	2022		2021				2022		2021
		% Net Sales		% Net Sales	$ Change	% Change		% Net Sales		% Net Sales	$ Change	% Change
Consolidated Net Income	$5,543	3.6%	$7,467	4.6%	$(1,924)	-25.8%	$8,726	2.9%	$16,910	5.2%	$(8,184)	-48.4%

Diluted earnings per share	$0.46		$0.62				$0.73		$1.40

COVID-19

We continue to monitor information on COVID-19 from the CDC and believe we are adhering to their recommendations regarding the health and safety of our personnel. We have adjusted social distancing and masking protocols to recently updated CDC guidelines. Testing, treatment, and vaccinations for COVID-19 are covered 100% under our medical plan and counseling is available through our employee assistance plan to assist employees with financial, mental, and emotional stress related to the virus and other issues.

Outlook

We are closely monitoring economic disrupters like inflation, rising interest rates, and a slowing housing market. At the same time, we see many reasons for optimism as the U.S. enjoys strong levels of employment, rising household incomes, continuing strength in consumer spending and watching as yet another sizeable generation enters into their prime furniture purchasing years.

While incoming orders are down from pandemic highs, we have substantial backlogs to ship and we believe the reduction of incoming orders from retailers may be temporary, and more a result of right-sizing their inventories than a significant decline in normalized consumer demand.

We expect that the fall and holiday season sales activity will align more closely with the pre-pandemic ordering environment that we have become accustomed to. We are preparing for a strong second half of the year, and based on our backlogs and solid inventory position, we are on track to increase sales in all three segments as compared to the prior fiscal year.

We believe organic growth will be buoyed by several new strategic initiatives including our recent entry into outdoor furniture, expansion of our presence in the interior design channel in all segments along with the post pandemic recovery within the hospitality and contract businesses. HMI’s portfolio program launches at the upcoming October High Point market which we believe will accelerate the expansion of HMI’s customer base.

Financial Condition, Liquidity and Capital Resources

Cash Flows – Operating, Investing and Financing Activities

	Twenty-Six Weeks Ended
	July 31,	August 1,
	2022	2021
Net cash used in operating activities	$(48,481)	$(20,207)
Net cash used in investing activities	(28,263)	(3,938)
Cash provided by/(used in) financing activities	19,031	(4,285)
Net decrease in cash and cash equivalents	$(57,713)	$(28,430)

During the six months ended July 31, 2022, we used a portion of the $25 million term-loan proceeds and existing cash and cash equivalents on hand to build up inventory levels, fund the Acquisition, pay $4.8 million in cash dividends, $1.9 million capital expenditures to enhance our business systems and facilities, $1.1 million in purchases and retirement of common stock, and $404,000 in life insurance premiums on Company-owned life insurance policies.

In comparison, during the six months ended August 1, 2021, we used a portion of the existing cash and cash equivalent on hand to pay $3.5 million of capital expenditures to enhance our business systems and facilities, $4.3 million in cash dividends, and $473,000 in life insurance premiums on Company-owned life insurance policies.

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

Loan Agreements and Revolving Credit Facility

On July 26, 2022, we entered into a Fourth Amendment to the Second Amended and Restated Loan Agreement (the “Amendment”) with Bank of America, N.A. (“BofA”) in order to replenish cash for all or a portion of the purchase price and other costs associated with the acquisition of substantially all of the assets of Sunset West. The Second Amended and Restated Loan Agreement dated as of September 29, 2017, had previously been amended by a First Amendment to Second Amended and Restated Loan Agreement dated as of January 31, 2019, a Second Amendment to Second Amended and Restated Loan Agreement dated as of November 4, 2020, and a Third Amendment to Second Amended and Restated Loan Agreement dated as of January 27, 2021 (as so amended, the “Existing Loan Agreement”).

Details of the individual credit facilities provided for in the Amendment are as follows:

●

Unsecured Revolving Credit Facility. Under this Amendment, the expiration date of the existing $35 million Unsecured Revolving Credit Facility (the “Existing Revolver”) was extended to July 26, 2027. Any amounts outstanding will bear interest at a rate per annum, equal to the then current BSBY (adjusted periodically) plus 1.00%. The interest rate will be adjusted monthly. The actual daily amount of undrawn letters of credit is subject to a quarterly fee equal to a per annum rate of 1%. We must also pay a quarterly unused commitment fee that is based on the average daily amount of the facility utilized during the applicable quarter;

●

2022 Secured Term Loan. The Amendment provided us with a $18 million term loan (the “Secured Term Loan”), which was disbursed to us on July 26, 2022. We are required to pay monthly interest only payments at a rate per annum equal to the then current BSBY rate (adjusted periodically) plus 0.90% on the outstanding balance until the principal is paid in full. The interest rate will be adjusted monthly. On July 26, 2027, the entire outstanding indebtedness is due in full, including all principal and interest. The Secured Term Loan is secured by life insurance policies under a Security Agreement (Assignment of Life Insurance Policy as Collateral) dated July 26, 2022, by and between the Company and BofA; and

●

2022 Unsecured Term Loan. The Amendment provided us with a $7 million unsecured term loan (the “Unsecured Term Loan”), which was disbursed to us on July 26, 2022. We are required to pay monthly principal payments of $116,667 and monthly interest payments at a rate per annum equal to the then current BSBY (adjusted periodically) plus 1.40% on the outstanding balance until paid in full. The interest rate will be adjusted on a monthly basis. On July 26, 2027, the entire outstanding indebtedness is due in full, including all principal and interest.

We may prepay any outstanding principal amounts borrowed under either the Secured Term Loan or the Unsecured Term Loan at any time, without penalty provided that any payment is accompanied by all accrued interest owed.

We incurred $37,500 in debt issuance costs in connection with our term loans. As of July 31, 2022, unamortized loan costs of $37,500 were netted against the carrying value of our term loans on our condensed consolidated balance sheets.

The Amendment also included customary representations and warranties and requires us to comply with customary covenants, including, among other things, the following financial covenants:

●	Maintain a ratio of funded debt to EBITDA not exceeding:

o	2.50:1.0 through July 30, 2023;
o	2.25:1.0 through July 30, 2024; and
o	2.00:1.00 thereafter.

The other financial covenants under the Existing Loan Agreement continue to apply to us, including a basic fixed charge coverage ratio of at least 1.25:1.00 and limit capital expenditures to no more than $15.0 million during any fiscal year. The Existing Loan Agreement also limits our right to incur other indebtedness, make certain investments and create liens upon our assets, subject to certain exceptions, among other restrictions. The Existing Loan Agreement does not restrict our ability to pay cash dividends on, or repurchase, shares of our common stock, subject to our compliance with the financial covenants discussed above, if we are not otherwise in default under the Existing Loan Agreement.

We were in compliance with each of these financial covenants at July 31, 2022 and expect to remain in compliance with existing covenants through fiscal 2023 and for the foreseeable future.

As of July 31, 2022, we had $27.9 million available under our $35 million Existing Revolver to fund working capital needs. Standby letters of credit in the aggregate amount of $7.1 million, used to collateralize certain insurance arrangements and for imported product purchases, were outstanding under the Existing Revolver as of July 31, 2022. There were no additional borrowings outstanding under the Existing Revolver as of July 31, 2022.

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

During the second quarter of fiscal 2023, we had used approximately $1.1 million of the authorization to purchase 68,400 of our common shares (at an average price of $16.59 per share), with approximately $18.9 million remaining available for future purchases under the authorization as of the end of the fiscal 2023 second quarter. Through September 7, 2022, we have purchased a total of 362,000 shares at a total cost of $5.9 million.

Capital Expenditures

We expect to spend approximately $4 million in capital expenditures over the remainder of fiscal 2023 to maintain and enhance our operating systems and facilities. We expect about $2.5 million of this amount will be spent on the High Point showroom renovations for both legacy Hooker divisions and the Home Meridian segment. The showroom for the Hooker legacy will be moved to a location to maximize interior design traffic and to showcase Sunset West products in an outdoor setting. The Home Meridian renovation will support new initiatives including the new ‘Portfolio’ sales program aimed at retailers who prefer to buy from our warehouse rather than container direct. The majority of current Home Meridian sales are container direct, proprietary products which are typically at lower margins than are warehouse sales, since sales from our warehouse require less inventory investment and risk by customers and, therefore, command higher margins. The Portfolio program is designed to broaden and strengthen Home Meridian’s customer base and improve average margins over time.

Enterprise Resource Planning Project

During calendar 2021, our Board of Directors approved an upgrade to our current ERP system and implementation efforts began shortly thereafter. We expect to implement the ERP upgrade in our legacy Hooker divisions in the first quarter of fiscal 2024, with the Home Meridian segment following afterwards. To complete the ERP system implementation as anticipated, we will be required to expend significant financial and human resources. In addition to the capital expenditures discussed in the section immediately above, we anticipate spending approximately $3 million over the remainder of the year, with a significant amount of time invested by our associates.

Dividends

On September 7, 2022, our board of directors declared a quarterly cash dividend of $0.20 per share which will be paid on September 30, 2022 to shareholders of record at September 19, 2022.

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

Interest Rate Risk

Borrowings under our revolving credit facility, the Secured Term Loan and the Unsecured Term loan bear interest based on BSBY plus 1.00%, BSBY plus 0.90% and BSBY plus 1.40%, respectively. As such, these debt instruments expose us to market risk for changes in interest rates. There was no outstanding balance under our revolving credit facility as of July 31, 2022 other than standby letters of credit in the amount of $7.1 million. However, as of July 31, 2022, $25 million was outstanding under our term loans. A 1% increase in the BSBY rate would result in an annual increase in interest expenses on our terms loans of approximately $244,000.

Raw Materials Price Risk

We are exposed to market risk from changes in the cost of raw materials used in our domestic upholstery manufacturing processes; principally, wood, fabric and foam products. Increases in home construction activity could result in increases in wood and fabric costs. Additionally, the cost of petroleum-based foam products we utilize are sensitive to crude oil prices, which vary due to supply, demand and geo-political factors. Due to the Russian Invasion of Ukraine, there is a shortage of Russian Birch which was the third largest source of US hardwood plywood imports in 2021. A large portion of the plywood used at one division of our Domestic Upholstery segment is Russian Birch. We have been able to find an alternative plywood source at a higher cost.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended July 31, 2022. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective as of July 31, 2022 to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to the Company’s management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure and are effective to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

There have been no changes in our internal control over financial reporting during the fiscal quarter ended July 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds.

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Program	Maximum Dollar Value of Shares That May Yet Be Purchased Under The Program
May 2, 2022 - June 5, 2022	-	$-		$-
June 6, 2022 - July 3, 2022	-	-		-
July 4, 2022 - July 31, 2022	68,409	16.59	68,409	18,865,161

Total	68,409	$16.59	68,409

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

10.1

Employment Agreement, dated July 13, 2022, by and between Hooker Furnishings Corporation and Jeremy R. Hoff (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (SEC File No. 000-25349) filed on July 18, 2022).

10.2

Employment Agreement, dated July 13, 2022, by and between Hooker Furnishings Corporation and Paul A. Huckfeldt (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (SEC File No. 000-25349) filed on July 18, 2022).

10.3

Employment Agreement, dated July 13, 2022, by and between Hooker Furnishings Corporation and Anne J. Smith (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (SEC File No. 000-25349) filed on July 18, 2022).

10.4

Employment Agreement, dated July 13, 2022, by and between Hooker Furnishings Corporation and Tod R. Phelps (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (SEC File No. 000-25349) filed on July 18, 2022).

10.5

Fourth Amendment to Second Amended and Restated Loan Agreement, dated as of July 26, 2022, between Bank of America, N.A. and Hooker Furnishings Corporation, Bradington-Young, LLC, Sam Moore Furniture LLC and Home Meridian Group, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (SEC File No. 000-25349) filed on July 28, 2022).

10.6

Security Agreement (Assignment of Life Insurance Policy as Collateral), dated July 26, 2022, by and between Hooker Furnishings Corporation and Bank of America, N.A. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (SEC File No. 000-25349) filed on July 28, 2022)

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

HOOKER FURNISHINGS CORPORATION

Date: September 8, 2022	By: /s/ Paul A. Huckfeldt
Paul A. Huckfeldt Chief Financial Officer and Senior Vice President – Finance and Accounting