Form 10-Q
period 2022-10-30
HOOKER FURNISHINGS Corp
filed 2022-12-08
CIK 1077688

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 30, 2022

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

As of December 2, 2022, there were 11,331,837 shares of the registrant’s common stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

HOOKER FURNISHINGS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

As of	October 30,	January 30,
	2022	2022
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$6,508	$69,366
Trade accounts receivable, net	76,049	73,727
Inventories	133,943	75,023
Income tax recoverable	2,003	4,361
Prepaid expenses and other current assets	7,914	5,237
Total current assets	226,417	227,714
Property, plant and equipment, net	27,704	28,058
Cash surrender value of life insurance policies	27,587	26,479
Deferred taxes	9,947	11,612
Operating lease right-of-use assets	52,478	51,854
Intangible assets, net	32,669	23,853
Goodwill	14,952	490
Other assets	8,497	4,499
Total non-current assets	173,834	146,845
Total assets	$400,251	$374,559

Liabilities and Shareholders’ Equity
Current liabilities
Current portion of long-term debt	$1,393	$-
Trade accounts payable	30,320	30,916
Accrued salaries, wages and benefits	8,078	7,141
Customer deposits	9,144	7,145
Current portion of operating lease liabilities	6,922	7,471
Other accrued expenses	3,679	4,264
Total current liabilities	59,536	56,937
Long term debt	23,222	-
Deferred compensation	9,443	9,924
Operating lease liabilities	47,504	46,570
Other long-term liabilities	957	-
Total long-term liabilities	81,126	56,494
Total liabilities	140,662	113,431

Shareholders’ equity
Common stock, no par value, 20,000 shares authorized, 11,421 and 11,922 shares issued and outstanding on each date	51,868	53,295
Retained earnings	207,725	207,884
Accumulated other comprehensive loss	(4)	(51)
Total shareholders’ equity	259,589	261,128
Total liabilities and shareholders’ equity	$400,251	$374,559

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

HOOKER FURNISHINGS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	For the
	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 30,	October 31,	October 30,	October 31,
	2022	2021	2022	2021

Net sales	$151,580	$133,428	$451,803	$458,807

Cost of sales	119,572	113,421	359,281	373,501

Gross profit	32,008	20,007	92,522	85,306

Selling and administrative expenses	24,712	21,139	72,255	63,343
Intangible asset amortization	878	596	2,634	1,788

Operating income/(loss)	6,418	(1,728)	17,633	20,175

Other income, net	191	133	425	160
Interest expense, net	434	27	546	81

Income/(Loss) before income taxes	6,175	(1,622)	17,512	20,254

Income tax expense/(benefit)	1,334	(403)	3,946	4,563

Net income/(loss)	$4,841	$(1,219)	$13,566	$15,691

Earnings/(Loss) per share
Basic	$0.42	$(0.10)	$1.16	$1.32
Diluted	$0.42	$(0.10)	$1.14	$1.30

Weighted average shares outstanding:
Basic	11,465	11,863	11,736	11,849
Diluted	11,525	11,863	11,838	12,017

Cash dividends declared per share	$0.20	$0.18	$0.60	$0.54

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

HOOKER FURNISHINGS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)

(In thousands)

(Unaudited)

	For the
	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 30,	October 31,	October 30,	October 31,
	2022	2021	2022	2021

Net income/(loss)	$4,841	$(1,219)	$13,566	$15,691
Other comprehensive income:
Amortization of actuarial loss	21	100	62	301
Income tax effect on amortization	(5)	(24)	(15)	(72)
Adjustments to net periodic benefit cost	16	76	47	229

Total comprehensive income/(loss)	$4,857	$(1,143)	$13,613	$15,920

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

HOOKER FURNISHINGS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the
	Thirty-Nine Weeks Ended
	October 30,	October 31,
	2022	2021
Operating Activities:
Net income	$13,566	$15,691
Adjustments to reconcile net income to net cash (used in)/provided by operating activities:
Depreciation and amortization	6,578	5,623
Deferred income tax expense	1,650	2,266
Noncash restricted stock and performance awards	1,323	367
Provision for doubtful accounts and sales allowances	(3,831)	474
Gain on life insurance policies	(744)	(802)
Changes in assets and liabilities:
Trade accounts receivable	3,069	9,230
Inventories	(56,343)	(7,705)
Income tax recoverable	2,357	(3,098)
Prepaid expenses and other assets	(5,863)	(4,074)
Trade accounts payable	(1,522)	(15,632)
Accrued salaries, wages, and benefits	936	(1,140)
Accrued income taxes	-	(501)
Customer deposits	(1,277)	2,294
Operating lease liabilities	(238)	120
Other accrued expenses	(391)	2,104
Deferred compensation	(419)	(243)
Net cash (used in)/provided by operating activities	$(41,149)	$4,974

Investing Activities:
Acquisitions	(25,912)	-
Purchases of property and equipment	(3,469)	(6,626)
Premiums paid on life insurance policies	(464)	(533)
Net cash used in investing activities	(29,845)	(7,159)

Financing Activities:
Proceeds from long-term loans	25,000	-
Payments for long-term loans	(350)	-
Proceeds from revolving credit facility	36,190	-
Payments for revolving credit facility	(36,190)	-
Debt issuance cost	(38)	-
Purchase and retirement of common stock	(9,359)	-
Cash dividends paid	(7,117)	(6,437)
Cash provided by/(used in) financing activities	8,136	(6,437)

Net decrease in cash and cash equivalents	(62,858)	(8,622)
Cash and cash equivalents - beginning of year	69,366	65,841
Cash and cash equivalents - end of quarter	$6,508	$57,219

Supplemental disclosure of cash flow information:
Cash paid/(refund) for income taxes	$(1)	$5,858
Cash paid for interest, net	293	1

Non-cash transactions:
Increase in lease liabilities arising from changes in right-of-use assets	$7,402	$23,736
Increase in property and equipment through accrued purchases	112	17

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

HOOKER FURNISHINGS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In thousands, except per share data)

(Unaudited)

				Accumulated
				Other	Total
	Common Stock		Retained	Comprehensive	Shareholders'
	Shares	Amount	Earnings	Income (loss)	Equity
Balance at August 1, 2021	11,924	$53,473	$217,613	$(655)	$270,431
Net income for the 13 weeks ended October 31, 2021			(1,219)		(1,219)
Unrealized loss on defined benefit plan, net of tax of $24				76	76
Cash dividends paid and accrued ($0.18 per share)			(2,152)		(2,152)
Restricted stock grants, net of forfeitures	(2)	(125)			(125)
Restricted stock compensation cost		216			216
Performance-based restricted stock units costs		126			126
PSU awards		-			-
Balance at October 31, 2021	11,922	$53,690	$214,242	$(579)	$267,353

Balance at July 31, 2022	11,959	$53,853	$210,994	$(19)	$264,828
Net income for the 13 weeks ended October 30, 2022			4,841		4,841
Unrealized loss on defined benefit plan, net of tax of $5				15	15
Cash dividends paid and accrued ($0.20 per share)			(2,323)		(2,323)
Purchase and retirement of common stock	(530)	(2,436)	(5,787)		(8,223)
Restricted stock grants, net of forfeitures	(8)	-			-
Restricted stock compensation cost		297			297
Performance-based restricted stock units costs		154			154
Balance at October 30, 2022	11,421	$51,868	$207,725	$(4)	$259,589

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

HOOKER FURNISHINGS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (CONT.)

(In thousands, except per share data)

(Unaudited)

				Accumulated
				Other	Total
	Common Stock		Retained	Comprehensive	Shareholders'
	Shares	Amount	Earnings	Income (loss)	Equity
Balance at January 31, 2021	11,888	$53,323	$204,988	$(808)	$257,503
Net income for the 39 weeks ended October 31, 2021			15,691		15,691
Unrealized loss on defined benefit plan, net of tax of $72				229	229
Cash dividends paid and accrued ($0.54 per share)			(6,437)		(6,437)
Restricted stock grants, net of forfeitures	34	(125)			(125)
Restricted stock compensation cost		813			813
Performance-based restricted stock units costs		419			419
PSU awards		(740)			(740)
Balance at October 31, 2021	11,922	$53,690	$214,242	$(579)	$267,353

Balance at January 30, 2022	11,922	$53,295	$207,884	$(51)	$261,128
Net income for the 39 weeks ended October 30, 2022			13,566		13,566
Unrealized loss on defined benefit plan, net of tax of $15				47	47
Cash dividends paid and accrued ($0.60 per share)			(7,117)		(7,117)
Purchase and retirement of common stock	(598)	(2,751)	(6,608)		(9,359)
Restricted stock grants, net of forfeitures	97	(102)			(102)
Restricted stock compensation cost		963			963
Performance-based restricted stock units costs		463			463
Balance at October 30, 2022	11,421	$51,868	$207,725	$(4)	$259,589

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

HOOKER FURNISHINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar and share amounts in tables, except per share amounts, in thousands unless otherwise indicated)

(Unaudited)

For the Thirty-Nine Weeks Ended October 30, 2022

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

The financial statements contained herein are being filed as part of a quarterly report on Form 10-Q covering the 2023 fiscal year thirteen-week period (also referred to as “three months,” “three-month period,” “quarter,” “third quarter” or “quarterly period”) that began August 1, 2022, and the thirty-nine-week period (also referred to as “nine months”, “nine-month period” or “year-to-date period”) that began January 31, 2022, which both ended October 30, 2022. This report discusses our results of operations for these periods compared to the 2022 fiscal year thirteen-week period that began August 2, 2021, and the thirty-nine-week period that began February 1, 2021, which both ended October 31, 2021; and our financial condition as of October 30, 2022 compared to January 30, 2022.

References in these notes to the condensed consolidated financial statements of the Company to:

■	the 2023 fiscal year and comparable terminology mean the fifty-two-week fiscal year that began January 31, 2022 and will end January 29, 2023; and

■	the 2022 fiscal year and comparable terminology mean the fifty-two-week fiscal year that began February 1, 2021 and ended January 30, 2022.

On January 31, 2022, the first day of our 2023 fiscal year, we entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with Sunset HWM, LLC (“Sunset West”) and its three members to acquire substantially all the assets of Sunset West (the “Sunset Acquisition”). Simultaneously, we closed on the transaction by paying $23.9 million in cash and $2 million subject to an escrow arrangement and possible earn-out payments to the Sunset West Members up to an aggregate of $4 million with the closing cash consideration subject to adjustment for customary working capital estimates. In the fourth quarter of fiscal 2023, we received $639,000 from the seller for the final working capital adjustments. Under the Asset Purchase Agreement, the Company also assumed specified liabilities of Sunset West.

Sunset West’s results are included in the Domestic Upholstery segment’s results beginning with the fiscal 2023 first quarter. Consequently, comparable prior-year information for Sunset West is not included in the financial statements presented in this report. The acquisition is discussed in greater detail below in Note 3 Acquisition.

2.          Recently Adopted Accounting Policies

No new accounting pronouncements have been adopted in the 2023 fiscal year. We reviewed newly issued accounting pronouncements and concluded they are either not applicable to our business or are not expected to have a material effect on our consolidated financial statements because of future adoption.

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

The following table summarizes the preliminary estimates of the fair values of the identifiable assets acquired and liabilities assumed in the Acquisition as of October 30, 2022. The preliminary estimates of fair value of identifiable assets acquired and liabilities assumed are subject to revision, which may result in adjustments to the preliminary values presented below, when management’s appraisals and estimates are finalized. In the fourth quarter of fiscal 2023, we received $639,000 from the seller for the final working capital adjustments.

Fair Value Estimates of Assets Acquired and Liabilities Assumed

The consideration and components of our initial fair value allocation of the purchase price paid at closing and in the subsequent net working capital adjustment consisted of the following:

Purchase price consideration

Fair value estimates of assets acquired and liabilities assumed
Purchase price consideration
Cash paid for assets acquired	$23,909
Cash receivable from the seller for final working capital adjustment	(639)
Escrow	2,003
Fair value of earnout	766
Total purchase price	$26,039

Accounts receivable	$1,560
Inventory	2,577
Prepaid expenses and other current assets	90
Property	7
Intangible assets	11,451
Goodwill	14,462
Customer deposits	(3,276)
Accounts payable	(816)
Accrued expenses	(16)
Total purchase price	$26,039

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

We incurred Acquisition-related costs of $414,000 in fiscal 2022 and $69,000 in the first nine months of fiscal 2023. These expenses were included in the “Selling and administrative expenses” line of our fiscal 2022 and fiscal 2023 condensed consolidated statements of operations. Sunset West’s results are included in the Domestic Upholstery segment’s results beginning with the fiscal 2023 first quarter, which include $8.8 million in net sales and $1.4 million of operating income, including $282,000 in intangible amortization expense for the fiscal 2023 third quarter and $23.6 million in net sales and $2.4 million of operating income, including $846,000 in intangible amortization expense for the fiscal 2023 nine-month period.

4.         Accounts Receivable

	October 30,	January 30,
	2022	2022

Gross accounts receivable	$81,479	$83,027
Customer allowances	(3,832)	(7,284)
Allowance for doubtful accounts	(1,598)	(2,016)
Trade accounts receivable	$76,049	$73,727

5.          Inventories

	October 30,	January 30,
	2022	2022
Finished furniture	$152,977	$89,066
Furniture in process	2,400	2,314
Materials and supplies	13,785	13,179
Inventories at FIFO	169,162	104,559
Reduction to LIFO basis	(35,219)	(29,536)
Inventories	$133,943	$75,023

6.         Property, Plant and Equipment

	Depreciable Lives	October 30,	January 30,
	(In years)	2022	2022

Buildings and land improvements	15 - 30	$32,431	$32,030
Computer software and hardware	3 - 10	15,860	15,648
Machinery and equipment	10	11,038	10,390
Leasehold improvements	Term of lease	11,790	10,984
Furniture and fixtures	3 - 10	5,969	5,829
Other	5	695	676
Total depreciable property at cost		77,783	75,557
Less accumulated depreciation		(52,320)	(49,077)
Total depreciable property, net		25,463	26,480
Land		1,077	1,077
Construction-in-progress		1,164	501
Property, plant and equipment, net		$27,704	$28,058

7.          Cloud Computing Hosting Arrangement

We are in the process of implementing a common Enterprise Resource Planning (ERP) system across all divisions and expect to go-live with this system at Sunset West in late fiscal 2023 and in our legacy Hooker divisions in early fiscal 2024, with other segments and divisions following thereafter. Based on the provisions of ASU 2018-15, Intangibles — Goodwill and Other — Internal-Use Software, we capitalize implementation costs incurred to develop internal-use software associated with hosting arrangements that are service contracts. These costs are recorded on “Other noncurrent assets” line of our condensed consolidated balance sheets. Amortization expense is expected to commence at system go-live in the second half of fiscal 2023. The capitalized implementation costs at October 30, 2022 and January 30, 2022 were as follows:

Capitalized Implementation Costs

Balance at January 30, 2022	$3,228
Costs capitalized during the period	4,380
Balance at October 30, 2022	$7,608

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

As of October 30, 2022 and January 30, 2022, Company-owned life insurance was measured at fair value on a recurring basis based on Level 2 inputs. The fair value of the Company-owned life insurance is determined by inputs that are readily available in public markets or can be derived from information available in publicly quoted markets. Additionally, the fair value of the Company-owned life insurance is marked to market each reporting period and any change in fair value is reflected in income for that period.

Our assets measured at fair value on a recurring basis at October 30, 2022 and January 30, 2022, were as follows:

	Fair value at October 30, 2022				Fair value at January 30, 2022
Description	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets measured at fair value
Company-owned life insurance	$-	$27,587	$-	$27,587	$-	$26,479	$-	$26,479

9.         Intangible Assets

During the fiscal 2023 nine-month period, we recorded both non-amortizable and amortizable intangible assets because of the Acquisition. Details of these new intangible assets, as well as previously recorded intangible assets assigned to our Domestic Upholstery and Home Meridian segments, are shown in the following two tables:

		January 30, 2022		October 30, 2022
Non-amortizable Intangible Assets	Segment	Beginning Balance	Acquisition	Net Book Value
Goodwill - Shenandoah Furniture	Domestic Upholstery	$490	$-	$490
Goodwill - Sunset West	Domestic Upholstery	-	14,462	14,462
Total Goodwill		$490	$14,462	$14,952

Trademarks and trade names - Home Meridian	Home Meridian	6,650	-	6,650
Trademarks and trade names	Domestic Upholstery	1,257	-	1,257
Total Trademarks and trade names		$7,907	$-	$7,907

Total non-amortizable assets		$8,397	$14,462	$22,859

Our amortizable intangible assets are recorded in our Home Meridian and Domestic Upholstery segments. The carrying amounts and changes therein of those amortizable intangible assets were as follows:

	Amortizable Intangible Assets
	Customer
	Relationships	Trademarks	Totals

Balance at January 30, 2022	$15,348	$598	$15,946
Acquisition	10,401	1,050	11,451
Amortization	(2,523)	(111)	(2,634)
Balance at October 30, 2022	$23,226	$1,537	$24,763

For the remainder of fiscal 2023, amortization expense is expected to be approximately $878,000.

10.          Leases

We have operating leases for warehouses, showrooms, manufacturing facilities, offices and equipment. We recognized sub-lease income of $34,000 for the three-month period and $415,000 for the nine-month period, both ended October 30, 2022. We recognized sub-lease income of $266,000 for the three-month period and $561,000 for the nine-month period, both ended October 31, 2021.

The components of lease cost and supplemental cash flow information for leases for the three-months and nine-months ended October 30, 2022 and October 31, 2021 were:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 30, 2022	October 31, 2021	October 30, 2022	October 31, 2021
Operating lease cost	$2,291	$1,794	$7,089	$5,712
Variable lease cost	62	53	172	162
Short-term lease cost	79	27	246	94
Total lease cost	$2,432	$1,874	$7,507	$5,968

Operating lease cash outflows	$2,518	$1,843	$7,745	$5,818

The right-of-use assets and lease liabilities recorded on our condensed consolidated balance sheets as of October 30, 2022 and January 30, 2022 were as follows:

	October 30, 2022	January 30, 2022
Real estate	$51,635	$50,749
Property and equipment	843	1,105
Total leases right-of-use assets	$52,478	$51,854

Current portion of operating lease liabilities	$6,922	$7,471
Long term operating lease liabilities	47,504	46,570
Total lease liabilities	$54,426	$54,041

For leases that commenced before July 2022, we used our incremental borrowing rate which was LIBOR plus 1.5%. When we entered into the new loan agreement our incremental borrowing rate for unsecured term loan became the current BSBY rate plus 1.40%. We use this rate as discount rate for leases commenced in July 2022 and thereafter. The weighted-average discount rate is 3.17%. The weighted-average remaining lease term is 8.0 years.

The following table reconciles the undiscounted future lease payments for operating leases to the operating lease liabilities recorded in the condensed consolidated balance sheets on October 30, 2022:

Undiscounted Future Operating Lease Payments
Remainder of 2023	$2,152
2024	8,523
2025	8,549
2026	8,516
2027	8,167
2028 and thereafter	26,218
Total lease payments	$62,125
Less: impact of discounting	(7,699)
Present value of lease payments	$54,426

As of October 30, 2022, the Company had an additional lease for a showroom in High Point, North Carolina. This lease was commenced in November 2022 with an initial lease term of 10 years and estimated future minimum rental commitments of approximately $23.7 million. Since the lease was not commenced as of October 30, 2022, the undiscounted amounts are not included in our financial statements or in the table above.

11.         Debt

On July 26, 2022, we entered into the Fourth Amendment to the Second Amended and Restated Loan Agreement (the “Amendment”) with Bank of America, N.A. (“BofA”) to replenish cash used to make the Acquisition. The Second Amended and Restated Loan Agreement dated as of September 29, 2017, had previously been amended by a First Amendment to Second Amended and Restated Loan Agreement dated as of January 31, 2019, a Second Amendment to Second Amended and Restated Loan Agreement dated as of November 4, 2020, and a Third Amendment to Second Amended and Restated Loan Agreement dated as of January 27, 2021 (as so amended, the “Existing Loan Agreement”).

Details of the individual credit facilities provided for in the Amendment are as follows:

●

Unsecured Revolving Credit Facility. Under the Amendment, the expiration date of the existing $35 million Unsecured Revolving Credit Facility (the “Existing Revolver”) was extended to July 26, 2027. Any amounts outstanding will bear interest at a rate per annum, equal to the then current Bloomberg Short-Term Bank Yield Index (“BSBY”) (adjusted periodically) plus 1.00%. The interest rate will be adjusted on a monthly basis. The actual daily amount of undrawn letters of credit is subject to a quarterly fee equal to a per annum rate of 1%. We must also pay a quarterly unused commitment fee that is based on the average daily amount of the facility utilized during the applicable quarter;

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

We may prepay any outstanding principal amounts borrowed under either the Secured Term Loan or the Unsecured Term Loan at any time, without penalty provided that any payment is accompanied by all accrued interest owed. As of October 30, 2022, $6.6 million was outstanding under the Unsecured Term Loan, $18 million was outstanding under the Secured Term Loan.

We incurred $37,500 in debt issuance costs in connection with our term loans. As of October 30, 2022, unamortized loan costs of $35,625 were netted against the carrying value of our term loans on our condensed consolidated balance sheets.

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

We were in compliance with each of these financial covenants at October 30, 2022 and expect to remain in compliance with existing covenants through fiscal 2023 and for the foreseeable future.

During the fiscal 2023 second quarter, we drew $30.3 million under our $35 million Existing Revolver to cover working capital needs driven by finished goods inventory purchases from our Asian suppliers but had repaid such amounts by the end of the quarter due in part to receiving the proceeds from the Secured Term Loan and Unsecured Term Loan. During the fiscal 2023 third quarter, we drew $5.9 million from the Existing Revolver but repaid such amounts by the end of the quarter. As of October 30, 2022, we had $26.4 million available under our $35 million Existing Revolver to fund working capital needs. Standby letters of credit in the aggregate amount of $8.6 million, used to collateralize certain insurance arrangements and for imported product purchases, were outstanding under the Existing Revolver as of October 30, 2022. There were no additional borrowings outstanding under the Existing Revolver as of October 30, 2022.

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

	October 30,	January 30,
	2022	2022

Restricted shares	135	60
RSUs and PSUs	139	78
	274	138

All restricted shares, RSUs and PSUs awarded that have not yet vested are considered when computing diluted earnings per share.

During the fiscal 2023 nine-month period, we purchased and retired 598,000 shares of our common stock (at an average price of $15.63 per share) under the $20 million share repurchase authorization approved by our board of directors in the second quarter. These repurchases reduced our total outstanding shares and, consequently, reduced the weighted outstanding shares used in our calculation of earnings per share for the fiscal 2023 third quarter and year-to-date periods shown below.

The following table sets forth the computation of basic and diluted earnings/(loss) per share:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 30,	October 31,	October 30,	October 31,
	2022	2021	2022	2021

Net income/(loss)	$4,841	$(1,219)	$13,566	$15,691
Less: Unvested participating restricted stock dividends	28	11	74	34
Net earnings allocated to unvested participating restricted stock	58	-	141	84
Earnings/(Loss) available for common shareholders	4,755	(1,230)	13,351	15,573

Weighted average shares outstanding for basic earnings per share	11,465	11,863	11,736	11,849
Dilutive effect of unvested restricted stock, RSU and PSU awards	60	-	102	168
Weighted average shares outstanding for diluted earnings per share	11,525	11,863	11,838	12,017

Basic earnings/(loss) per share	$0.42	$(0.10)	$1.16	$1.32

Diluted earnings/(loss) per share	$0.42	$(0.10)	$1.14	$1.30

13.         Income Taxes

We recorded income tax expense of $1.3 million for the fiscal 2023 third quarter compared to income tax benefit of $403,000 for the comparable prior year quarter. The effective tax rates for the fiscal 2023 and 2022 third quarters were 21.6% and 24.8%, respectively. For the fiscal 2023 nine-month period, we recorded income tax expense of $3.9 million, compared to $4.6 million for the comparable prior year period. The effective tax rates for the fiscal 2023 and 2022 nine-month periods were both 22.5%.

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

	Thirteen Weeks Ended				Thirty-Nine Weeks Ended
	October 30,		October 31,		October 30,		October 31,
	2022		2021		2022		2021
		% Net		% Net		% Net		% Net
Net Sales		Sales		Sales		Sales		Sales
Hooker Branded	$54,696	36.1%	$56,037	42.0%	$149,743	33.1%	$157,304	34.3%
Home Meridian	50,588	33.3%	46,230	34.6%	171,721	38.1%	217,964	47.5%
Domestic Upholstery	43,436	28.7%	29,302	22.0%	122,982	27.2%	78,387	17.1%
All Other	2,860	1.9%	1,859	1.4%	7,357	1.6%	5,152	1.1%
Consolidated	$151,580	100%	$133,428	100%	$451,803	100%	$458,807	100%

Gross Profit/(Loss)
Hooker Branded	$15,510	28.4%	$15,366	27.4%	$44,348	29.6%	$49,639	31.6%
Home Meridian	5,431	10.7%	(1,807)	-3.9%	19,057	11.1%	17,935	8.2%
Domestic Upholstery	9,918	22.8%	5,782	19.7%	26,400	21.5%	15,936	20.3%
All Other	1,149	40.2%	666	35.8%	2,717	36.9%	1,796	34.9%
Consolidated	$32,008	21.1%	$20,007	15.0%	$92,522	20.5%	$85,306	18.6%

Operating Income/(Loss)
Hooker Branded	$5,217	9.5%	$6,669	11.9%	$15,431	10.3%	$25,040	15.9%
Home Meridian	(3,205)	-6.3%	(10,181)	-22.0%	(7,290)	-4.2%	(9,274)	-4.3%
Domestic Upholstery	3,823	8.8%	1,589	5.4%	8,288	6.7%	3,890	5.0%
All Other	583	20.4%	195	10.5%	1,204	16.4%	519	10.1%
Consolidated	$6,418	4.2%	$(1,728)	-1.3%	$17,633	3.9%	$20,175	4.4%

Capital Expenditures (net of disposals)
Hooker Branded	$589		$306		$1,295		$427
Home Meridian	589		2,501		1,221		4,956
Domestic Upholstery	344		344		953		1,233
All Other	-		10		-		10
Consolidated	$1,522		$3,161		$3,469		$6,626

Depreciation & Amortization
Hooker Branded	$479		$645		$1,600		$1,844
Home Meridian	724		710		2,110		1,779
Domestic Upholstery	963		682		2,860		1,991
All Other	3		3		8		9
Consolidated	$2,169		$2,040		$6,578		$5,623

	As of October 30,		As of January 30,
	2022	%Total	2022	%Total
Identifiable Assets		Assets		Assets
Hooker Branded	$155,965	44.2%	$170,968	48.8%
Home Meridian	129,984	36.9%	130,890	37.4%
Domestic Upholstery	64,884	18.4%	47,232	13.5%
All Other	1,797	0.5%	1,126	0.3%
Consolidated	$352,630	100%	$350,216	100%
Consolidated Goodwill and Intangibles	47,621		24,343
Total Consolidated Assets	$400,251		$374,559

Sales by product type are as follows:

	Net Sales (in thousands)
	Thirteen Weeks Ended				Thirty-Nine Weeks Ended
	October 30, 2022	%Total	October 31, 2021	%Total	October 30, 2022	%Total	October 31, 2021	%Total
Casegoods	$86,717	57%	$75,982	57%	$253,748	56%	$271,421	59%
Upholstery	64,863	43%	57,446	43%	198,055	44%	187,386	41%
	$151,580	100%	$133,428	100%	$451,803	100%	$458,807	100%

15. Subsequent Events

Dividends

On December 5, 2022, our board of directors declared a quarterly cash dividend of $0.22 per share which will be paid on December 30, 2022 to shareholders of record at December 16, 2022. This represents a 10% increase over the previous quarterly dividend and the seventh consecutive annual dividend increase.

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

Forward-Looking Statements

Certain statements made in this report, including statements under Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in the notes to the consolidated financial statements included in this report, are not based on historical facts, but are forward-looking statements. These statements reflect our reasonable judgment with respect to future events and typically can be identified by the use of forward-looking terminology such as “believes,” “expects,” “projects,” “intends,” “plans,” “may,” “will,” “should,” “would,” “could” or “anticipates,” or the negatives thereof, or other variations thereof, or comparable terminology, or by discussions of strategy.  Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements.  Those risks and uncertainties include but are not limited to:

■

general economic or business conditions, both domestically and internationally, including the current macro-economic uncertainties and challenges to the retail environment for home furnishings along with instability in the financial and credit markets, in part due to rising interest rates, including their potential impact on (i) our sales and operating costs and access to financing or (ii) customers and suppliers and their ability to obtain financing or generate the cash necessary to conduct their respective businesses ;

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

■

risks associated with product defects and changing consumer product safety laws, including higher than expected costs associated with product quality and safety, and regulatory compliance costs related to the sale of consumer products and costs related to defective or non-compliant products, including product liability claims and costs to recall defective products and the adverse effects of negative media coverage;

■

disruptions and damage (including those due to weather) affecting our Virginia or Georgia warehouses, our Virginia, North Carolina or California administrative facilities, our North Carolina and Las Vegas showrooms or our representative offices or warehouses in Vietnam and China;

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

Our forward-looking statements could be wrong or incomplete considering these and other risks, uncertainties, and assumptions. The future events, developments or results described in this report could turn out to be materially different. Any forward-looking statement we make speaks only as of the date of that statement, and we undertake no obligation, except as required by law, to update any forward-looking statements whether because of new information, future events or otherwise and you should not expect us to do so.

Also, our business is subject to significant risks and uncertainties any of which can adversely affect our business, results of operations, financial condition, or future prospects. For a discussion of risks and uncertainties that we face, see the Forward-Looking Statements detailed above and Item 1A, “Risk Factors” in our 2022 Annual Report.

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

Quarterly Reporting

This quarterly report on Form 10-Q includes our unaudited condensed consolidated financial statements for the 2023 fiscal year thirteen-week period (also referred to as “three months,” “three-month period,” “quarter,” “third quarter” or “quarterly period”) that began August 1, 2022, and the thirty-nine-week period (also referred to as “nine months”, “nine-month period” or “year-to-date period”) that began January 31, 2022, which both ended October 30, 2022. This report discusses our results of operations for these periods compared to the 2022 fiscal year thirteen-week period that began August 2, 2021, and the thirty-nine-week period that began February 1, 2021, which both ended October 31, 2021; and our financial condition as of October 30, 2022 compared to January 30, 2022.

References in this report to:

■	the 2023 fiscal year and comparable terminology mean the fiscal year that began January 31, 2022 and will end January 29, 2023; and

■	the 2022 fiscal year and comparable terminology mean the fiscal year that began February 1, 2021 and ended January 30, 2022.

Dollar amounts presented in the tables below are in thousands except for per share data.

The following discussion should be read in conjunction with the condensed consolidated financial statements, including the related notes, contained elsewhere in this quarterly report. We also encourage users of this report to familiarize themselves with all our recent public filings made with the SEC, especially our 2022 Annual Report. Our 2022 Annual Report contains critical information regarding known risks and uncertainties that we face, critical accounting policies and information on commitments and contractual obligations that are not reflected in our condensed consolidated financial statements, as well as a more thorough and detailed discussion of our corporate strategy and new business initiatives.

Our 2022 Annual Report and other public filings made with the SEC are available, without charge, at www.sec.gov and at http://investors.hookerfurnishings.com.

Overview

Hooker Furnishings Corporation, incorporated in Virginia in 1924, is a designer, marketer, and importer of casegoods (wooden and metal furniture), leather furniture, and fabric-upholstered furniture for the residential, hospitality and contract markets. We also domestically manufacture premium residential custom leather, custom fabric-upholstered furniture, and outdoor furniture. We believe that consumer tastes and channels in which they shop for furniture are evolving at a rapid pace and we continue to change to meet these demands.

Changes to segment reporting for fiscal 2023

We regularly monitor our reportable segments for changes in facts and circumstances to determine whether changes in the identification or aggregation of operating segments are necessary.

Before the fiscal 2023 first quarter, H Contract’s results included sales of seating products sourced from Sam Moore. Due to a change in the way management internally evaluates operating performance, beginning with fiscal 2023 first quarter Sam Moore’s results, which are included in Domestic Upholstery, now include sales of seating products formerly included in H Contract’s results. Fiscal 2022 results discussed below have been recast to reflect this change. The Hooker Branded and Home Meridian segments are unchanged.

As discussed in Note 3 above, we acquired substantially all the assets of Sunset West on the first day of the 2023 fiscal year. Based on our analysis and the requirements of ASC 280: Segment Reporting, Sunset West’s results are included in the Domestic Upholstery segment on a prospective basis.

Orders and Backlog

In the discussion below and herein we reference changes in sales orders or “orders” and sales order backlog (unshipped orders at a point in time) or “backlog” compared to certain periods of time and changes discussed are in sales dollars and not units of inventory, unless stated otherwise. We believe orders are generally good current indicators of sales momentum and business conditions. If the items ordered are in stock and the customer has requested immediate delivery, we generally ship products in about seven days or less from receipt of order; however, orders may be shipped later if they are out of stock or there are production or shipping delays, or the customer has requested the order to be shipped later. It is our policy and industry practice to allow order cancellation for casegoods up to the time of shipment or, in the case of container direct orders, up until the time the container is booked with the ocean freight carrier; therefore, customer orders for casegoods are not firm. However, domestically produced upholstered products are predominantly custom-built and consequently, cannot be cancelled once the leather or fabric has been cut. Additionally, our hospitality products are highly customized and are generally not cancellable.

For the Hooker Branded and Domestic Upholstery segments and All Other, we generally consider backlogs to be one helpful indicator of sales for the upcoming 30-day period, but because of our relatively quick delivery and our cancellation policies, we do not consider order backlogs to be a reliable indicator of expected long-term sales. We generally consider the Home Meridian segment’s backlog to be one helpful indicator of that segment’s sales for the upcoming 90-day period. Due to (i) Home Meridian’s sales volume, (ii) the average sales order sizes of its mass and mega account channels of distribution, (iii) the proprietary nature of many of its products and (iv) the project nature of its hospitality business, for which average order sizes tend to be larger and consequently, its order backlog tends to be larger. There are exceptions to the general predictive nature of our orders and backlogs noted in this paragraph due to current demand and supply chain challenges related to the COVID-19 pandemic and subsequent recovery. They are discussed in greater detail below and are essential to understanding our prospects. In the prior year, orders were not converting to shipments as quickly as would be expected compared to the pre-pandemic environment due to the lack and cost of shipping containers and vessel space as well as limited overseas vendor capacity. As a result, backlogs were significantly elevated. At October 30, 2022, our backlog of unshipped orders was as follows and a further discussion of our current backlog by segment is discussed below under “Review”:

	Order Backlog
	(Dollars in 000s)

Reporting Segment	October 30, 2022	January 30, 2022	October 31, 2021

Hooker Branded	$35,101	$68,925	$55,599
Home Meridian	56,761	167,968	208,364
Domestic Upholstery	40,199	67,068	61,516
All Other	5,274	6,148	5,432

Consolidated	$137,335	$310,109	$330,911

Executive Summary-Results of Operations

■

Consolidated net sales for the fiscal 2023 third quarter increased by $18.2 million, or 13.6%, compared to the prior year quarter. This increase was primarily attributable to higher net sales in the Domestic Upholstery segment due to the addition of Sunset West results as well as sales growth across its divisions, higher net sales at Home Meridian, and the recovery in the H Contract business. The increases were slightly offset by $1.3 million or 2.4% sales decrease at Hooker Branded. Gross profit and margin improved in all three segments. Consolidated operating income and margin were $6.4 million or 4.2% as compared to an operating loss of $1.7 million or (1.3%) of net sales in the prior year quarter. Consolidated net income was $4.8 million or $0.42 per diluted share for the fiscal 2023 third quarter, compared to a net loss of $1.2 million or ($0.10) per diluted share in the prior year quarter.

■

Consolidated net sales for the fiscal 2023 nine-month period decreased by $7.0 million, or 1.5%, as compared to the same period last year due to decreased net sales in the Home Meridian and Hooker Branded segments, partially offset by higher net sales in the Domestic Upholstery segment and All Other. Consolidated gross profit and margin increased due to the increases at the Domestic Upholstery and Home Meridian segments and All Other, partially offset by a decline in Hooker Branded’s gross profit and margin due to a drop in sales in the first quarter of fiscal 2023. Consolidated operating income and margin were $17.6 million or 3.9% as compared to $20.2 million and 4.4% in the prior year period. Consolidated net income was $13.6 million or $1.14 per diluted share for the fiscal 2023 nine-month period, as compared to $15.7 million or $1.30 per diluted share in the prior year period.

Our fiscal 2023 third quarter and nine months performance are discussed in greater detail below under “Review” and “Results of Operations.”

Review

Despite macro-economic uncertainties and a challenging retail environment, especially for the home furnishings industry, we were grateful that many of the obstacles we faced in the prior year were behind us and were able to report revenue and earnings both exceeded the prior year third quarter.

The Hooker Branded segment’s net sales decreased by $1.3 million, or 2.4%, compared to record sales in the third quarter of last year. The inventory unavailability issues experienced in the fiscal 2022 fourth quarter and fiscal 2023 first quarter caused by the unexpected COVID-related lockdowns at our suppliers in Vietnam were no longer an issue. At the end of fiscal 2023 third quarter, inventory levels for this segment increased by $42 million as compared to fiscal 2022 year-end and $44 million as compared to prior year third quarter end, which positions us well for the holiday selling seasons. Shipments were somewhat lower than our expectations in the third quarter due to a temporary inventory mix issue. Some inventories were received as incomplete collections in our U.S. warehouses missing some pieces. Dealers delayed receipts of orders until collections could ship complete. On a more positive note, a large percentage of the shipments carried the price increases we implemented last year and early this year to mitigate higher freight and product costs; as a result, gross profit increased despite a decline in sales and gross margin grew by 100 basis points as compared to prior year quarter. This segment reported $5.2 million operating income and a 9.5% operating margin for the fiscal 2023 third quarter. Incoming orders decreased as compared to the prior year quarter as the pace of orders returned to near pre-pandemic levels. Quarter-end backlog was lower than prior year quarter end and fiscal 2022 year-end but was still about three times higher than pre-pandemic levels in calendar 2019.

The Home Meridian segment’s net sales increased by $4.4 million, or 9.4%, as compared to the prior year quarter when container direct sales, which comprise a large portion of the revenue in this segment, decreased significantly due to the temporary COVID-related lockdowns in Vietnam and Malaysia. As a result, sales with major furniture chains and mass merchants increased during the current year quarter. Additionally, the hospitality business reported strong sales as that sector continues to recover from the COVID-related downturn. These increases were largely offset by the absence of Clubs channel sales and decreased E-commerce sales. The exit from the unprofitable Clubs channel resulted in a significant improvement in returns and allowances. E-commerce sales decreased mostly due to normalization of post-COVID consumer demand. Gross profit and margin improved significantly in the fiscal 2023 third quarter due to the absence of excess chargebacks from the Clubs channel and order cancellation costs when we exited the Ready-To-Assemble furniture category in the prior year quarter. Additionally, most shipments carried price increases and freight surcharges to help mitigate higher freight costs. While sales volume improved over the abnormally low prior-year year levels, HMI shipped far less than expected due mostly to dealers with high inventory levels delaying shipments. Additionally, HMI recorded higher-than-expected transition and labor costs related to the new Georgia warehouse. Consequently, it reported an operating loss of $3.2 million, which was $7 million improvement from a $10 million operating loss in the prior year quarter. As expected, incoming orders and quarter-end backlog decreased significantly due to the absence of Clubs channel orders as well as decreased orders from our retail customers due to the delayed shipments previously mentioned.

The Domestic Upholstery segment’s net sales increased by $14.1 million, or 48.2%, as compared to the prior year quarter due to the addition of Sunset West results as well as organic sales growth at Bradington Young, Sam Moore and Shenandoah which all delivered double-digit net sales increases for the quarterly and nine-month periods. Gross profit and margin increased due to the inclusion of Sunset West results, favorable sales variances, better overhead absorption on higher sales volumes and near full operating capacity. These improvements were partially offset by increased raw material costs such as leather, foam and upholstery materials. This segment generated operating income of $3.8 million and reported an operating margin of 8.8% for the fiscal 2023 third quarter. Incoming orders decreased as compared to prior year quarter due to current demand, long lead times and high backlogs, but were at about the same level as year-to-date calendar 2019. Quarter-end backlog was lower than prior year quarter end and fiscal 2022 year-end when demand was exceptionally strong while production capacity was constrained. Comparing to calendar 2019, backlog was more than three times higher than pre-pandemic levels.

Cash and cash equivalents stood at $6.5 million at fiscal 2023 third quarter-end, down $62.9 million from the balance at the fiscal 2022 year-end due principally to $58.9 million increase in inventory. During the nine-month period, we used cash collected from accounts receivable to pay $9.4 million in share repurchases, $7.8 million for capital expenditures and development of our new cloud-based ERP system, and $7.1 million in cash dividends to our shareholders. During the fiscal 2023 second quarter, we received $25 million in term loan proceeds to replenish cash used to make the Sunset West Acquisition. In addition to our cash balance, at fiscal 2023 third quarter end, we had $26.4 million available under our existing revolver to fund working capital needs. To improve liquidity, we have also implemented targeted promotions on certain products. With strategic inventory management, reasonable capital expenditures, and prudent expense management, we believe we have the financial resources to support our business operations for the foreseeable future.

Results of Operations

The following table sets forth the percentage relationship to net sales of certain items included in the condensed consolidated statements of income included in this report.

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 30,	October 31,	October 30,	October 31,
	2022	2021	2022	2021
Net sales	100%	100%	100%	100%
Cost of sales	78.9	85.0	79.5	81.4
Gross profit	21.1	15.0	20.5	18.6
Selling and administrative expenses	16.3	15.8	16.0	13.8
Intangible asset amortization	0.6	0.4	0.6	0.4
Operating income/(loss)	4.2	(1.3)	3.9	4.4
Other income, net	0.1	-	0.1	-
Interest expense	0.3	-	0.1	-
Income/(Loss) before income taxes	4.1	(1.2)	3.9	4.4
Income tax expense	0.9	(0.3)	0.9	1.0
Net income/(Loss)	3.2	(0.9)	3.0	3.4

Fiscal 2023 Third Quarter and Nine Months Compared to Fiscal 2022 Third Quarter and Nine Months

	Net Sales
	Thirteen Weeks Ended						Thirty-Nine Weeks Ended
	October 30,		October 31,				October 30,		October 31,
	2022		2021				2022		2021
		% Net Sales		% Net Sales	$ Change	% Change		% Net Sales		% Net Sales	$ Change	% Change
Hooker Branded	$54,696	36.1%	$56,037	42.0%	$(1,341)	-2.4%	$149,743	33.1%	$157,304	34.3%	$(7,561)	-4.8%
Home Meridian	50,588	33.3%	46,230	34.6%	4,358	9.4%	171,721	38.1%	217,964	47.5%	(46,243)	-21.2%
Domestic Upholstery	43,436	28.7%	29,302	22.0%	14,134	48.2%	122,982	27.2%	78,387	17.1%	44,595	56.9%
All Other	2,860	1.9%	1,859	1.4%	1,001	53.8%	7,357	1.6%	5,152	1.1%	2,205	42.8%
Consolidated	$151,580	100%	$133,428	100%	$18,152	13.6%	$451,803	100%	$458,807	100%	$(7,004)	-1.5%

Unit Volume	FY23 Q3 % vs. FY22 Q3	FY23 YTD % vs. FY22 YTD	Average Selling Price ("ASP")	FY23 Q3 % vs. FY22 Q3	FY23 YTD % vs. FY22 YTD

Hooker Branded	-15.5%	-17.5%	Hooker Branded	16.0%	15.3%
Home Meridian	6.9%	-25.3%	Home Meridian	4.3%	3.1%
Domestic Upholstery *	3.5%	6.1%	Domestic Upholstery *	13.5%	19.4%
All Other	37.7%	35.1%	All Other	6.8%	3.8%
Consolidated	1.4%	-21.5%	Consolidated	6.2%	17.8%

*Sunset West is excluded from the Domestic Upholstery segment in the Unit Volume and ASP portions of the table above since it was not a part of our fiscal 2022 results. Consequently, we believe including its fiscal 2023 results would skew Domestic Upholstery results and reduce the usefulness of those portions of the table.

Consolidated net sales increased in the fiscal 2023 third quarter and decreased in the nine-month period, both versus corresponding prior year periods.

■

The Hooker Branded segment’s net sales decreased in the fiscal 2023 third quarter and nine months as compared to the corresponding periods in the prior year. During the third quarter, this segment experienced a temporary inventory mix issue. Some inventories were received as incomplete collections missing some pieces. Retailers delayed receipt of orders until collections could ship complete, which resulted in lower shipments in spite of the large amount of incoming inventory. For the nine-month period, sales volume decreased due to inventory unavailability, mostly in the first quarter. In addition, net sales in the prior year periods increased significantly due to a demand surge after the initial COVID crisis. ASP increased due to price increases we implemented in response to higher freight costs and product cost inflation. However, it was insufficient to offset the sales decreases driven by unit volume loss.

■

The Home Meridian segment’s net sales increased as compared to the prior year third quarter when its container direct business was severely impacted by the temporary COVID-related lockdowns in Vietnam and Malaysia which resulted in significant sales volume loss. For the nine-month period, the sales decrease was attributable to the absence of sales from the unprofitable Clubs channel and lower sales in the e-commerce channel, and to a lesser extent lower sales with the mass merchants. These declines were partially offset by the recovery of hospitality business and the addition of Pulaski Upholstery category. We implemented price increases to mitigate higher freight costs; however, ASP was negatively impacted by discounts offered on e-commerce sales and discounted Ready-To-Assemble category sales, the category we determined to exit last year.

■

The Domestic Upholstery segment’s net sales increased significantly in the fiscal 2023 third quarter and nine-month period due to the addition of Sunset West’s sales as well as strong sales at all three divisions. Prior-year sales were negatively affected by a foam shortage which is no longer a significant issue. Although we experienced some disruptions of the delivery of raw materials for production earlier this year, all divisions were operating at full capacity and working through backlog. Additionally, ASP increased at three divisions due to price increases we implemented in response to the inflation of raw material costs.

■	All Other’s net sales increased in the fiscal 2023 third quarter and nine months driven by increased unit volume at H Contract due to the recovery of senior living industry after the COVID pandemic.

	Gross Profit/(Loss) and Margin
	Thirteen Weeks Ended						Thirty-Nine Weeks Ended
	October 30,		October 31,				October 30,		October 31,
	2022		2021				2022		2021
		% Net Sales		% Net Sales	$ Change	% Change		% Net Sales		% Net Sales	$ Change	% Change
Hooker Branded	$15,510	28.4%	$15,366	27.4%	$144	0.9%	$44,348	29.6%	$49,639	31.6%	$(5,291)	-10.7%
Home Meridian	5,431	10.7%	(1,807)	-3.9%	7,238	400.6%	19,057	11.1%	17,935	8.2%	1,122	6.3%
Domestic Upholstery	9,918	22.8%	5,782	19.7%	4,136	71.5%	26,400	21.5%	15,936	20.3%	10,464	65.7%
All Other	1,149	40.2%	666	35.8%	483	72.5%	2,717	36.9%	1,796	34.9%	921	51.3%
Consolidated	$32,008	21.1%	$20,007	15.0%	$12,001	60.0%	$92,522	20.5%	$85,306	18.6%	$7,216	8.5%

Consolidated gross profit and margin both increased in the fiscal 2023 third quarter and nine months.

■

The Hooker Branded segment’s gross profit and margin increased in the fiscal 2023 third quarter despite a slight net sales decrease. A large percentage of shipments carried the price increases we implemented last year and earlier this year to mitigate higher freight and product costs. However, gross profit was negatively impacted by higher warehousing labor costs as well as higher demurrage and drayage expenses due to large volume of inventory receipts and supply chain constraints. Hooker Branded gross profit and margin decreased in the fiscal 2023 nine-month period driven by a sales decline in the first quarter due to inventory unavailability and to a lesser extent higher freight and product costs.

■

The Home Meridian segment’s gross profit and margin improved significantly in the fiscal 2023 third quarter as compared to a margin loss in the prior year quarter due to increased net sales as well as the absences of excess customer chargebacks from the Clubs channel and order cancellation costs incurred when we exited the Ready-To-Assemble furniture category. For the fiscal 2023 nine-month period, gross profit was negatively impacted by sales volume losses, higher product costs, higher-than-expected labor rates and transition costs at the new Georgia warehouse, and margin loss on a quality-related issue, but improved over the prior-year period due to the absence of the aforementioned Clubs channel chargebacks and order cancellation costs in the current period. Ocean freight costs continued to negatively impact margins but improved as compared to prior year periods due to price increases and freight surcharges.

■

The Domestic Upholstery segment’s gross profit and margin increased in the fiscal 2023 third quarter and nine-month period due to the addition of Sunset West results and sales increases across all divisions, which also benefitted overhead absorption and production efficiencies. Gross profit and margin were negatively impacted by increased raw material costs and warehousing costs including freight costs.

■	All Other’s gross profit and margin both increased in the fiscal 2023 third quarter and nine months driven by strong net sales at H Contract.

	Selling and Administrative Expenses (S&A)
	Thirteen Weeks Ended						Thirty-Nine Weeks Ended
	October 30,		October 31,				October 30,		October 31,
	2022		2021				2022		2021
		% Net Sales		% Net Sales	$ Change	% Change		% Net Sales		% Net Sales	$ Change	% Change
Hooker Branded	$10,293	18.8%	$8,697	15.5%	$1,596	18.4%	$28,917	19.3%	$24,599	15.6%	$4,318	17.6%
Home Meridian	8,303	16.4%	8,042	17.4%	261	3.2%	25,346	14.8%	26,208	12.0%	(862)	-3.3%
Domestic Upholstery	5,550	12.8%	3,930	13.4%	1,620	41.2%	16,479	13.4%	11,259	14.4%	5,220	46.4%
All Other	566	19.8%	470	25.3%	96	20.4%	1,513	20.6%	1,277	24.8%	236	18.5%
Consolidated	$24,712	16.3%	$21,139	15.8%	$3,573	16.9%	$72,255	16.0%	$63,343	13.8%	$8,912	14.1%

Consolidated selling and administrative (“S&A”) expenses increased in absolute terms and as a percentage of net sales in the fiscal 2023 third quarter and nine months.

■

The Hooker Branded segment’s S&A expenses increased both in absolute terms and as a percentage of net sales in the fiscal 2023 third quarter and nine months driven by increased headcounts and wage rates, higher bonus accruals due to abnormally low prior year expense because of the reversal of unearned executive bonuses, higher commissions, and increased operating expenditures including professional services and training expenses to support the Company’s growth strategies.

■

The Home Meridian segment’s S&A expenses largely stayed flat in absolute terms in the fiscal 2023 third quarter. Higher selling costs on higher net sales were nearly offset by decreased compensation expense due to personnel changes as well as decreased bad debt expense on lower accounts receivable. For the fiscal 2023 nine-month period, S&A expenses decreased in absolute terms also due to lower commissions on decreased net sales, partially offset by higher designing fees on a new licensing arrangement, higher international travel expenses as normal travel schedules resumed, and higher depreciation expenses on additions of property and equipment at the Georgia warehouse.

■

The Domestic Upholstery segment’s S&A expenses increased in absolute terms in the fiscal 2023 third quarter and nine months due principally to the addition of Sunset West’s S&A expenses, as well as higher selling costs and higher salaries across all divisions. Domestic Upholstery S&A expenses decreased as a percentage of net sales in the fiscal 2023 third quarter and nine months due to higher net sales.

■	All Other S&A expenses increased in absolute terms while they decreased as a percentage of net sales in the fiscal 2023 third quarter and nine months due to higher selling costs on strong net sales.

	Intangible Asset Amortization
	Thirteen Weeks Ended						Thirty-Nine Weeks Ended
	October 30,		October 31,				October 30,		October 31,
	2022		2021				2022		2021
		% Net Sales		% Net Sales	$ Change	% Change		% Net Sales		% Net Sales	$ Change	% Change
Intangible asset amortization	$878	0.6%	$596	0.4%	$282	47.3%	$2,634	0.6%	$1,788	0.4%	$846	47.3%

Intangible asset amortization expense was higher in fiscal 2023 third quarter and nine-month period due to Acquisition-related amortization expense.

	Operating Profit/(Loss) and Margin
	Thirteen Weeks Ended						Thirty-Nine Weeks Ended
	October 30,		October 31,				October 30,		October 31,
	2022		2021				2022		2021
		% Net Sales		% Net Sales	$ Change	% Change		% Net Sales		% Net Sales	$ Change	% Change
Hooker Branded	$5,217	9.5%	$6,669	11.9%	$(1,452)	-21.8%	$15,431	10.3%	$25,040	15.9%	$(9,609)	-38.4%
Home Meridian	(3,205)	-6.3%	(10,181)	-22.0%	6,976	68.5%	(7,290)	-4.2%	(9,274)	-4.3%	1,984	21.4%
Domestic Upholstery	3,823	8.8%	1,589	5.4%	2,234	140.6%	8,288	6.7%	3,890	5.0%	4,398	113.1%
All Other	583	20.4%	195	10.5%	388	199.0%	1,204	16.4%	519	10.1%	685	132.0%
Consolidated	$6,418	4.2%	$(1,728)	-1.3%	$8,146	471.4%	$17,633	3.9%	$20,175	4.4%	$(2,542)	-12.6%

Operating profit and margin increased as compared to the prior year quarter due to the factors discussed above. Sunset West operating profit of $1.4 million and $2.4 million for the fiscal 2023 third quarter and nine-month period, respectively, net of $282,000 and $846,000 in intangible asset amortization expense on Acquisition-related intangibles, were included in the Domestic Upholstery segment’s results.

	Interest Expense, net
	Thirteen Weeks Ended						Thirty-Nine Weeks Ended
	October 30,		October 31,				October 30,		October 31,
	2022		2021				2022		2021
		% Net Sales		% Net Sales	$ Change	% Change		% Net Sales		% Net Sales	$ Change	% Change
Consolidated interest expense, net	$434	0.3%	$27	0.0%	$407	1,507.4%	$546	0.1%	$81	0.0%	$465	574.1%

Consolidated interest expense was higher in fiscal 2023 third quarter and nine-month period mostly due to interest on new term loans and the amounts drawn on the revolving credit facility.

	Income taxes
	Thirteen Weeks Ended						Thirty-Nine Weeks Ended
	October 30,		October 31,				October 30,		October 31,
	2022		2021				2022		2021
		% Net Sales		% Net Sales	$ Change	% Change		% Net Sales		% Net Sales	$ Change	% Change
Consolidated income tax expense/(benefit)	$1,334	0.9%	$(403)	-0.3%	$1,737	431.0%	$3,946	0.9%	$4,563	1.0%	$(617)	-13.5%

Effective Tax Rate	21.6%		24.8%				22.5%		22.5%

Consolidated income tax expense was $1.3 million for the fiscal 2023 third quarter compared to income tax benefit of $403,000 for the prior year quarter. The effective tax rates for the fiscal 2023 and 2022 third quarters were 21.6% and 24.8%, respectively. For the fiscal 2023 nine-month period, consolidated income tax expense was $3.9 million, compared to $4.6 million for the prior year period. The effective tax rates for the fiscal 2023 and 2022 nine-month periods were both 22.5%.

	Net Income/(Loss)
	Thirteen Weeks Ended						Thirty-Nine Weeks Ended
	October 30,		October 31,				October 30,		October 31,
	2022		2021				2022		2021
		% Net Sales		% Net Sales	$ Change	% Change		% Net Sales		% Net Sales	$ Change	% Change
Consolidated Net Income/(Loss)	$4,841	3.2%	$(1,219)	-0.9%	$6,060	497.1%	$13,566	3.0%	$15,691	3.4%	$(2,125)	-13.5%

Diluted earnings/(loss) per share	$0.42		$(0.10)				$1.14		$1.30

Outlook

Current economic indicators are mixed and we are closely monitoring potential disrupters including rising interest rates, consumer confidence and a slowing housing market. We are paying close attention to economic indicators and retail trends to ensure that our inventory planning and cost structure are appropriate to short-to-mid-term conditions, while continuing to invest in our longer-term strategies.

At the same time, we see reasons for optimism as the U.S. enjoys strong levels of employment, rising household incomes, and continuing strength in consumer spending. Hooker Legacy backlogs are still much higher than pre-pandemic levels and our recent entry into outdoor furniture with the acquisition of Sunset West earlier this year is performing above our expectations. While HMI’s recovery is somewhat constrained by industry inventory conditions, we are optimistic about the longer-term, due to declining freight and product costs, positive feedback from the recent High Point Market and cost containment efforts. We expect to begin to see the benefits of recent reductions in ocean freight costs beginning in the first quarter of calendar 2023. We believe the environment in the home furnishings industry is shifting from a reliance on historic demand to a dependence on market share gains. Strategically, we believe we are well positioned to capitalize on that change.

Financial Condition, Liquidity and Capital Resources

Cash Flows – Operating, Investing and Financing Activities

	Thirty-Nine Weeks Ended
	October 30,	October 31,
	2022	2021
Net cash (used in)/provided by operating activities	$(41,149)	$4,974
Net cash used in investing activities	(29,845)	(7,159)
Cash provided by/(used in) financing activities	8,136	(6,437)
Net decrease in cash and cash equivalents	$(62,858)	$(8,622)

During the nine months ended October 30, 2022, we used a portion of the $25 million term-loan proceeds and existing cash and cash equivalents on hand to build up inventory levels by $58.9 million, fund the $26 million Acquisition, pay $9.4 million in purchases and retirement of common stock, $7.1 million in cash dividends, $4.4 million for the development of our new cloud-based ERP system, $3.5 million capital expenditures to enhance our business systems and facilities, and $464,000 in life insurance premiums on Company-owned life insurance policies.

In comparison, during the nine months ended October 31, 2021, we used a portion of the existing cash and cash equivalents on hand and $5 million generated from operations to pay $6.6 million of capital expenditures to enhance our business systems and facilities, including $4.4 million in our newly opened Georgia distribution center, $6.4 million in cash dividends, $2.6 million on our new common, cloud-based ERP platform and $533,000 in life insurance premiums on Company-owned life insurance policies.

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

Details of the individual credit facilities provided for in the Amendment are as follows:

●

Unsecured Revolving Credit Facility. Under the Amendment, the expiration date of the existing $35 million Unsecured Revolving Credit Facility (the “Existing Revolver”) was extended to July 26, 2027. Any amounts outstanding will bear interest at a rate per annum, equal to the then current BSBY (adjusted periodically) plus 1.00%. The interest rate will be adjusted monthly. The actual daily amount of undrawn letters of credit is subject to a quarterly fee equal to a per annum rate of 1%. We must also pay a quarterly unused commitment fee that is based on the average daily amount of the facility utilized during the applicable quarter;

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

We may prepay any outstanding principal amounts borrowed under either the Secured Term Loan or the Unsecured Term Loan at any time, without penalty provided that any payment is accompanied by all accrued interest owed. As of October 30, 2022, $6.6 million was outstanding under the Unsecured Term Loan, $18 million was outstanding under the Secured Term Loan.

We incurred $37,500 in debt issuance costs in connection with our term loans. As of October 30, 2022, unamortized loan costs of $35,625 were netted against the carrying value of our term loans on our condensed consolidated balance sheets.

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

We were in compliance with each of these financial covenants at October 30, 2022 and expect to remain in compliance with existing covenants through fiscal 2023 and for the foreseeable future.

As of October 30, 2022, we had $26.4 million available under our $35 million Existing Revolver to fund working capital needs. Standby letters of credit in the aggregate amount of $8.6 million, used to collateralize certain insurance arrangements and for imported product purchases, were outstanding under the Existing Revolver as of October 30, 2022. There were no additional borrowings outstanding under the Existing Revolver as of October 30, 2022.

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

Through the third quarter of fiscal 2023, we had used approximately $9.4 million of the authorization to purchase 598,165 of our common shares (at an average price of $15.63 per share), with approximately $10.6 million remaining available for future purchases under the authorization as of the end of the fiscal 2023 third quarter.

Capital Expenditures

We expect to spend approximately $1 million in capital expenditures over the remainder of fiscal 2023 to maintain and enhance our operating systems and facilities.

Enterprise Resource Planning Project

During calendar 2021, our Board of Directors approved an upgrade to our current ERP system and implementation efforts began shortly thereafter. We expect to implement the ERP upgrade at Sunset West in late fiscal 2023 and in our legacy Hooker divisions in the first quarter of fiscal 2024, with the Home Meridian segment following afterwards. To complete the ERP system implementation as anticipated, we will be required to expend significant financial and human resources. In addition to the capital expenditures discussed in the section immediately above, we anticipate spending approximately $1 million over the remainder of the year, with a significant amount of time invested by our associates.

Dividends

On December 5, 2022, our board of directors declared a quarterly cash dividend of $0.22 per share which will be paid on December 30, 2022 to shareholders of record at December 16, 2022. This represents a 10% increase over the previous quarterly dividend and the seventh consecutive annual dividend increase.

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

Interest Rate Risk

Borrowings under our revolving credit facility, the Secured Term Loan and the Unsecured Term loan bear interest based on BSBY plus 1.00%, BSBY plus 0.90% and BSBY plus 1.40%, respectively. As such, these debt instruments expose us to market risk for changes in interest rates. There was no outstanding balance under our revolving credit facility as of October 30, 2022 other than standby letters of credit in the amount of $8.6 million. However, as of October 30, 2022, $24.6 million was outstanding under our term loans. A 1% increase in the BSBY rate would result in an annual increase in interest expenses on our terms loans of approximately $240,000.

Raw Materials Price Risk

We are exposed to market risk from changes in the cost of raw materials used in our domestic upholstery manufacturing processes; principally, wood, fabric and foam products. Increases in home construction activity could result in increases in wood and fabric costs. Additionally, the cost of petroleum-based foam products we utilize are sensitive to crude oil prices, which vary due to supply, demand and geo-political factors. Due to the Russian Invasion of Ukraine, there is a shortage of Russian Birch which was the third largest source of US hardwood plywood imports in 2021. A large portion of the plywood used at one division of our Domestic Upholstery segment is Russian Birch. We have been able to find an alternative plywood source and we believe this issue will be mitigated by early 2023. Currently, we have sufficient material to maintain production through the end of January 2023.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended October 30, 2022. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective as of October 30, 2022 to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to the Company’s management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure and are effective to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

There have been no changes in our internal control over financial reporting during the fiscal quarter ended October 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds (1).

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Program	Maximum Dollar Value of Shares That May Yet Be Purchased Under The Program
August 1, 2022 - September 4, 2022	269,854	16.47	269,854	14,421,611
September 5, 2022 - October 2, 2022	236,565	14.55	236,565	10,979,018
October 3, 2022 - October 30, 2022	23,337	14.00	23,337	10,652,396

Total	529,756	$15.50	529,756

(1)

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

Through the third quarter of fiscal 2023, we had used approximately $9.4 million of the authorization to purchase 598,165 of our common shares (at an average price of $15.63 per share), with approximately $10.6 million remaining available for future purchases under the authorization as of the end of the fiscal 2023 third quarter.

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

HOOKER FURNISHINGS CORPORATION

Date: December 8, 2022	By: /s/ Paul A. Huckfeldt
Paul A. Huckfeldt Chief Financial Officer and Senior Vice President – Finance and Accounting