Form 10-K
period 2023-01-29
HOOKER FURNISHINGS Corp
filed 2023-04-14
CIK 1077688

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended January 29, 2023

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $193 million.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of April 10, 2023:

Common stock, no par value	11,053,397
(Class of common stock)	(Number of shares)

Documents incorporated by reference: Portions of the registrant’s definitive Proxy Statement for its Annual Meeting of Shareholders scheduled to be held June 6, 2023 are incorporated by reference into Part III.

Hooker Furnishings Corporation

All references to 2023, 2022, 2021, 2020, and 2019 or other years are referring to our fiscal years, unless otherwise stated. Our fiscal years end on the Sunday closest to January 31, with fiscal 2023 ending on January 29, 2023. Our quarterly periods are based on thirteen-week “reporting periods” (which end on a Sunday) rather than quarterly periods consisting of three calendar months. As a result, each quarterly period generally is thirteen weeks, or 91 days, long, except as noted below. In some years (generally once every six years) the fourth quarter will be fourteen weeks long and the fiscal year will consist of fifty-three weeks. The 2019 fiscal year that ended on February 3, 2019 was a 53-week fiscal year.

On January 31, 2022, the first day of our 2023 fiscal year, we entered into an Asset Purchase Agreement with Sunset HWM, LLC (“Sunset West”) and its three members to acquire substantially all of the assets of Sunset West (the “Sunset Acquisition”). The results of operations of Sunset West are included in the Domestic Upholstery segment’s results beginning with the fiscal 2023 first quarter. Consequently, Sunset West’s results are not included in our results prior to the 2023 fiscal year.

All references to the “Company,” “we,” “us” and “our” in this document refer to Hooker Furnishings Corporation and its consolidated subsidiaries, unless specifically referring to segment information. All references to the “Hooker,” “Hooker Division(s),” “Hooker Legacy Brands” or “traditional Hooker” divisions or companies refer to all current business units and brands except for those in the Home Meridian segment. The Hooker Branded segment includes Hooker Casegoods and Hooker Upholstery. The Domestic Upholstery segment includes Bradington-Young, HF Custom (formerly Sam Moore), Shenandoah Furniture and Sunset West. All Other includes H Contract and Lifestyle Brands.

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

■	difficulties in forecasting demand for our imported products and raw materials used in our domestic operations;

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

■	risks associated with HMI segment restructuring and cost-savings efforts, including our ability to timely dispose of excess inventories, reduce expenses and return the segment to profitability;

■	the impairment of our long-lived assets, which can result in reduced earnings and net worth;

■

adverse political acts or developments in, or affecting, the international markets from which we import products, including duties or tariffs imposed on those products by foreign governments or the U.S. government and possible future U.S. conflict with China;

■

the direct and indirect costs and time spent by our associates associated with the implementation of our Enterprise Resource Planning system (“ERP”), including costs resulting from unanticipated disruptions to our business;

■

the interruption, inadequacy, security breaches or integration failure of our information systems or information technology infrastructure, related service providers or the internet or other related issues including unauthorized disclosures of confidential information, hacking or other cyber-security threats or inadequate levels of cyber-insurance or risks not covered by cyber- insurance;

■	risks associated with our newly leased warehouse space in Georgia including the inability to realize anticipated cost savings, access to warehouse labor and information systems;

■

risks associated with domestic manufacturing operations, including fluctuations in capacity utilization and the prices and availability of key raw materials, as well as changes in transportation, warehousing and domestic labor costs, availability of skilled labor, and environmental compliance and remediation costs;

■

the risks related to the recent Sunset Acquisition including integration costs, maintaining Sunset West’s existing customer relationships, debt service costs, interest rate volatility, the use of operating cash flows to service debt to the detriment of other corporate initiatives or strategic opportunities, the loss of key employees from Sunset West, the disruption of ongoing businesses or inconsistencies in standards, controls, procedures and policies across the business which could adversely affect our internal control or information systems and the costs of bringing them into compliance and failure to realize benefits anticipated from the Sunset Acquisition;

■	changes in U.S. and foreign government regulations and in the political, social and economic climates of the countries from which we source our products;

■

risks associated with product defects, including higher than expected costs associated with product quality and safety, regulatory compliance costs (such as the costs associated with the US Consumer Product Safety Commission’s new mandatory furniture tip-over standard) related to the sale of consumer products and costs related to defective or non-compliant products, product liability claims and costs to recall defective products and the adverse effects of negative media coverage;

■

disruptions and damage (including those due to weather) affecting our Virginia or Georgia warehouses, our Virginia, North Carolina or California administrative facilities, our High Point, Las Vegas, and Atlanta showrooms or our representative offices or warehouses in Vietnam and China;

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

■	price competition in the furniture industry;

■	competition from non-traditional outlets, such as internet and catalog retailers; and

■	changes in consumer preferences, including increased demand for lower-priced furniture.

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

We believe that consumer tastes and channels in which they shop for furniture are evolving at a rapid pace, and we continue to change to meet these demands. On January 31, 2022, the first day of our 2023 fiscal year, we entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with Sunset HWM, LLC (“Sunset West”) and its three members (the “Sunset West Members”) to acquire substantially all of the assets of Sunset West (the “Sunset Acquisition”). Sunset West is a leading West Coast-based manufacturer of outdoor furniture with its headquarters in Vista, California. The acquisition enables us to immediately gain market share in the growing outdoor furniture segment of the industry. For more information regarding the Sunset Acquisition, please see Item 7 and Note 4 to our Consolidated Financial Statements on page F-15.

Reportable Segments

Furniture sales account for all of our net sales. For financial reporting purposes and as described further below, we are organized into three reportable segments, Hooker Branded, Home Meridian and Domestic Upholstery. Our other businesses are aggregated into “All Other”. See Note 18 -Segment Information to our Consolidated Financial Statements for additional financial information regarding our operating segments.

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
□

Accentrics Home (“ACH”), home furnishings centered around an eclectic mix of unique pieces and materials that focused on e-commerce customers. Due to low profitability, management decided to exit this channel at the end of fiscal 2023.

■	The Domestic Upholstery segment which includes the following operations:
□	Bradington-Young, a seating specialist in upscale motion and stationary leather furniture;
□	HF Custom (formerly Sam Moore Furniture), a specialist in fashion forward custom upholstery offering a selection of chairs , sofas, sectionals, recliners and a variety of accent upholstery pieces;
□

Shenandoah Furniture, an upscale upholstered furniture business specializing in private label sectionals, modulars, sofas, chairs, ottomans, benches, beds and dining chairs in the upper-medium price points for lifestyle specialty retailers; and

□	Sunset West, a designer and manufacturer of comfortable, stylish and high-quality outdoor furniture.

■	All Other consisting of:
□

The H Contract product line which supplies upholstered seating and casegoods to upscale senior living and assisted living facilities through designers, design firms, industry dealers and distributors that service that market; and

□	Lifestyle Brands, a business started in fiscal 2019 targeted at the interior designer channel.

Sourcing

Imported Products

We have sourced products from foreign manufacturers for over thirty years, predominantly from Asia. Imported casegoods and upholstered furniture together accounted for approximately 72% of our net sales in fiscal 2023, 82% of our net sales in fiscal 2022 and 83% of our net sales in fiscal 2021.

Our imported furniture business is subject to inherent risks in importing products manufactured abroad, including, but not limited to, supply disruptions and delays due to a variety of reasons, including our foreign suppliers’ factory capacities, factory shutdowns, and delays including those caused by the COVID-19 pandemic and possible similar health-related issues, much higher ocean freight costs, container and vessel space availability, currency exchange rate fluctuations, economic and political developments and instability, as well as the laws, policies and actions of foreign governments and the United States. These laws, policies and actions may include regulations affecting trade or the application of tariffs, much like the 25% tariff on certain goods imported into the United States from China, including almost all furniture and furniture components manufactured in China since fiscal 2019. In response to these tariffs, we began re-sourcing products from non-tariff countries, primarily Vietnam and reduced our Chinese imports to less than 10% of total imports by the end of fiscal 2023. Additionally, we are beginning to further diversify our sourcing footprint to include other countries, including Malaysia, Mexico and India.

Because of the large number and diverse nature of the foreign suppliers from which we source our imported products, we have flexibility in the sourcing of products among any particular supplier or country. However, a disruption in our supply chain from a major supplier or from Vietnam or China in general, could significantly compromise our ability to fill customer orders for products manufactured at that factory or in that country. Supply disruptions and delays on selected items could occur for six months or longer. If we were to be unsuccessful in obtaining those products from other sources or at a comparable cost, a disruption in our supply chain from a major furniture supplier, or from Vietnam or China in general, could decrease our sales, earnings and liquidity. For example, in calendar 2021, the COVID-19 related lockdown at our suppliers in Vietnam and Malaysia, along with constrained container and steamship availability as well as congestion at U.S. ports, negatively impacted our shipments and inventory levels in early calendar 2022.

Given the sourcing capacity available in Vietnam, China and other low-cost producing countries, we currently believe the risks from these potential supply disruptions are manageable in the long-term; however, we have limited insight into the extent to which our business could be further impacted by COVID-19 or other possible pandemics, and there are many unknowns including, how long we will be impacted, the severity of the impacts and the probability of a recurrence of COVID-19 or similar regional or global pandemics. See Item 1A, “Risk Factors” for additional information on our risks related to imported products.

For imported products, we generally negotiate firm pricing with foreign suppliers in U.S. Dollars, typically for a term of at least one year. However, under certain circumstances, we may re-negotiate pricing during the year. Due to the global supply chain crisis and inflation pressure in Asia and the U.S., we were forced to re-negotiate prices multiple times during fiscal 2023 and 2022. We accept the exposure to exchange rate movements during these negotiated periods. We do not use derivative financial instruments to manage this risk but could choose to do so in the future. Since we transact our imported product purchases in U.S. Dollars, a relative decline in the value of the U.S. Dollar compared to the currencies from which we obtain our imported products could increase the price we pay for imported products beyond the negotiated periods. We generally expect to reflect substantially all of the effects of any price increases from suppliers in the prices we charge for imported products. However, these price changes could adversely impact sales volume and profit margin during the affected periods. Conversely, a relative increase in the value of the U.S. Dollar compared to the currencies from which we obtain our imported products could decrease the cost of imported products and favorably impact net sales and profit margins during the affected period. However, due to other factors, such as inflationary pressure in China and other countries, we may not fully realize savings when exchange rates fall. Therefore, lower exchange rates may only have a tempering effect on future price increases by merely delaying cost increases on imported products. See also Item 7A. “Quantitative and Qualitative Disclosures About Market Risk.”

Raw Materials

Significant materials used in manufacturing our domestic upholstered furniture products include leather, fabric, foam, wooden and metal frames and electronic mechanisms. Most of the leather is imported from Italy and South America, and is purchased as full hides and cut and sewn in our facilities or is purchased as pre-cut and sewn kits processed by our vendors to our pattern specifications. We believe our sources for raw materials are adequate and that we are not dependent on any one supplier. Our five largest domestic upholstery suppliers accounted for 33% of our raw materials purchases for domestic upholstered furniture manufacturing operations in fiscal 2023. Should disruptions with these suppliers occur, other than macro disruptions affecting all such suppliers, we believe we could successfully source these products from other suppliers without significant disruption to our operations. For example, due to the Russian invasion of Ukraine, there is a shortage of Russian Birch which was the third largest source of US hardwood plywood imports in calendar 2021. Prior to the invasion, a large portion of the plywood used at one division of our Domestic Upholstery segment was Russian Birch. We were able to find an alternative plywood source at a higher price during fiscal 2023 and this issue was mitigated as of early calendar 2023.

Customers

Our home furnishings products are sold through a variety of retailers including independent furniture stores, department stores, mass merchants, national chains, catalog merchants, interior designers, and e-commerce retailers. No single customer accounted for more than 6% of our consolidated sales in fiscal 2023. Our top five customers accounted for approximately 22% of our fiscal 2023 consolidated sales. The loss of any one or more of these customers would have a material adverse impact on our business. Less than 2% of our sales in fiscal 2023 were to international customers. We define sales to international customers as sales to customers outside of the United States and Canada since our independent domestic sales force services both countries.

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

Warehousing and Distribution

We distribute furniture to retailers directly from factories and warehouses in Asia via our container direct programs and from our facilities in Virginia, North Carolina, Georgia and California, and in limited cases, from customer operated warehouses in strategic locations. Due to our exit from the ACH business unit which demanded significant amounts of inventory to meet the quick shipping requirements of its e-commerce model, we anticipate a reduction in the physical footprint of the Georgia warehouse over the course of fiscal 2024.

Working Capital Practices

Inventory: We generally import casegoods inventory and certain upholstery items in amounts that enable us to meet the delivery requirements of our customers, our internal in-stock goals and minimum purchase requirements from our sourcing partners. Our domestic upholstery segment products are made to order and shipped shortly after they are produced; however, this segment carries significant amounts of raw materials for production. We do not carry significant amounts of hospitality products, as most of these products are built to order and are shipped shortly after their manufacture directly to the customer.

The majority of products in the Hooker Branded segment are shipped from our U.S. warehouses. In calendar 2021, the COVID-19 related lockdowns at our suppliers in Vietnam and Malaysia, along with the supply chain disruptions, resulted in low inventory levels within the Hooker Branded segment in early fiscal 2023. These conditions improved throughout fiscal 2023, and inventory levels are now higher than usual, with plans to work them down over the course of the fiscal 2024 first half.

A large percentage of products sold at our Home Meridian segment are not warehoused by us but ship directly to our customers and thus are not included in our inventory. However, Home Meridian’s warehoused inventory increased significantly during fiscal 2023 due primarily to increased inventory in the ACH division, which is focused on the e-commerce channel. A slowing in the ecommerce business, coupled with an aggressive backlog reduction by our Asian suppliers after the end of COVID-19-related lockdowns in the late-summer of 2021, resulted in a substantial ACH inventory increase in fiscal 2023. Due to low profitability, low rates of sales and a general slowing of furniture sales in the e-commerce space, we decided to exit this division and recorded $24.4 million write-downs of ACH inventories and other excess inventories during the fourth quarter of fiscal 2023. We expect the exit of the ACH business and the inventory write down will lead to improvements in working capital, inventory turns and obsolescence reserves.

Accounts receivable: Substantially all of our trade accounts receivable are due from retailers and dealers that sell residential home furnishings or commercial purchasers of our hospitality and senior living products, which consist of a large number of entities with a broad geographic dispersion. We perform credit evaluations of our customers and generally do not require collateral. For qualified customers, we offer payment terms, generally requiring payment 30 days from shipment. However, we may offer extended payment terms in certain circumstances, including to promote sales of our product. We purchase accounts receivable insurance on certain customers if their risk profile warrants it and the insurance is available. Due to the highly customized nature of our hospitality products, we typically require a 50% deposit upon order, a 40% deposit before goods reach a U.S. port and the remaining 10% balance due within 30 days of the receipt of goods by the customer. For our outdoor furnishings, most orders require a 50% deposit upon order and the balance when production is started.

Accounts payable: Payment for our imported products warehoused first in Asia is due 10 to 14 days after our quality audit inspections are complete and the vendor invoice is presented. Payment for goods which are shipped to our US warehouses or container direct to our customers FOB Origin (free on board origin, which means the buyer is responsible for the costs and liability of the freight during transport) is generally due upon proof of lading onto a US-bound vessel and invoice presentation; however, payment terms, depending on the supplier, can stretch up to 45 days from invoice date. Payment terms for domestic raw materials and non-inventory related charges vary but are generally 30 days from invoice date.

Order Backlog

At January 29, 2023, our backlog of unshipped orders was as follows:

	Order Backlog
	(Dollars in 000s)
	January 29, 2023		January 30, 2022
Reporting Segment	Dollars	Weeks	Dollars	Weeks

Hooker Branded	$19,276	5.0	$68,925	17.9
Home Meridian	43,052	10.3	167,968	31.3
Domestic Upholstery	28,404	9.4	67,068	32.6
All Other	4,654	23.2	6,148	44.5

Consolidated	$95,386	8.5	$310,109	27.2

In the discussion below and herein, we reference changes in sales orders or “orders” and sales order backlog (unshipped orders at a point in time) or “backlog” over and compared to certain periods of time and changes discussed are in sales dollars and not units of inventory, unless stated otherwise. We believe orders are generally good current indicators of sales momentum and business conditions. If the items ordered are in stock and the customer has requested immediate delivery, we generally ship products in about seven days or less from receipt of order; however, orders may be shipped later if they are out of stock or there are production or shipping delays or the customer has requested the order to be shipped at a later date. It is our policy and industry practice to allow order cancellation for casegoods up to the time of shipment or, in the case of container direct orders, up until the time the container is booked with the ocean freight carrier; therefore, customer orders for casegoods are not firm. However, domestically produced upholstered products are predominantly custom-built and consequently, cannot be cancelled once the leather or fabric has been cut. Additionally, our hospitality products are highly customized and are generally not cancellable.

For the Hooker Branded and Domestic Upholstery segments and All Other, we generally consider backlogs to be one helpful indicator of sales for the upcoming 30-day period, but because of our relatively quick delivery and our cancellation policies, we do not consider order backlogs to be a reliable indicator of expected long-term sales. We generally consider the Home Meridian segment’s backlog to be one helpful indicator of that segment’s sales for the upcoming 90-day period. Due to (i) the average sales order sizes of its mass and mega account channels of distribution, (ii) the proprietary nature of many of its products and (iii) the project nature of its hospitality business, for which average order sizes tend to be larger and consequently, the Home Meridien segment’s order backlog tends to be larger. There have been exceptions to the general predictive nature of our orders and backlogs noted in this paragraph, such as during times of extremely high demand and supply chain challenges as experienced during the immediate aftermath of the initial COVID-19 crisis and subsequent recovery. They are discussed in greater detail below and in Item 7 and are essential to understanding our prospects.

In the prior fiscal year, orders were not being converted to shipments as quickly as would be expected compared to the pre-pandemic environment due to the lack and cost of shipping containers and vessel space as well as limited overseas vendor capacity. As a result, backlogs were significantly elevated and reached historical levels. At the end of fiscal 2023, order backlog decreased by $214.7 million or 69%, as compared to the prior year end. The decrease was largely attributable to more normalized levels of shipping, especially in the Hooker legacy divisions, lower incoming orders in the Home Meridian segment, and to a lesser degree at Hooker Branded and Domestic Upholstery segments, driven by a decrease in overall demand when compared to the prior year’s surge in demand after the initial COVID crisis, absence of Clubs channel orders and decreased orders from retailer customers with high inventory levels delaying shipments.

Seasonality

Generally, sales in our fiscal first quarter are lower than our other fiscal quarters due to the post-Lunar New Year shipping lag and sales in our fiscal fourth quarter are generally stronger due to the pre-Lunar New Year surge in shipments from Asia.

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

We are actively working to refine and align our environmental stewardship based on current best practices, shareholder expectations and regulatory developments through our ESG-focused committee called CARE (Community Action & Responsibility for our Environment). It regularly updates management and updates the Board at least quarterly on these initiatives. We note the following recent and ongoing activities and new developments:

■

we have put in place several initiatives focused on preserving natural resources and reducing our energy usage to lower our carbon footprint through optimizing our facilities including a multi-year project with the goal of switching to LED lighting and cleaner-operating electric forklifts in many locations including our new distribution center in Georgia, which is outfitted with energy-efficient lighting and electric vehicle charging stations;

■	by the end of fiscal 2023, all divisions were EFEC (“Enhancing Furniture’s Environmental Culture”) certified, except for the recently acquired Sunset West division;

■	we use FSC (“Forest Stewardship Council”) compliant paper products and replaced Styrofoam packing with recyclable material for repacking in all distribution centers;

■

we recycle, reuse or repurpose substantially all pallets; repurpose wood chips and sawdust from our Bradington-Young and the Shenandoah’s Valdese and Mount Airy facilities for use in the farming industry; repurpose leather for use in belts and boots, and in all divisions dispose of substantially all eWaste using an Environmental Protection Agency compliant eWaste recycling firm;

■

we provided monetary support by the Company and volunteer hours via employees to the Sustainable Furnishings Council, the Arbor Day Foundation, the Eco-Council of the Dan River basin, and Foothills Conservancy to support various projects including the cultivation of the Mayo River State Park in Henry County, Virginia, which opened for public use in 2022; and

■

reached the following certifications for all wood products used within our Shenandoah production facilities: AHMI (Appalachian Hardwood Manufacturers, Inc.), CPA Certified (Composite Panel Association), ECO-Certified (Sustainable Use of Wood Fiber), FSC (Forest Stewardship Council), Rainforest Alliance Certified, and SFI (Sustainable Forestry Initiative).

Human Capital Resources

As of January 29, 2023, we had 1,259 full-time employees, of which 292 were employed in our Hooker Branded segment, 246 were employed in our Home Meridian segment, 715 were employed in our Domestic Upholstery segment and 6 were employed in All Other. 1,070 employees were located in the United States and 189 were located in Asia. None of our employees are represented by a labor union. We consider our relations with our employees to be good.

We are committed to creating a diverse, equitable and inclusive space for all our employees, customers and retail partners. The core values of our Company include integrity, caring and inclusivity that affirms every individual. Our leadership team is committed to fostering an environment where everyone is welcomed, respected, listened to and valued for their unique contributions to the organization, and to providing a work environment that is free from all forms of harassment, discrimination and inequality. We recruit, employ, train, promote and compensate our employees without regard to race, ethnicity, age, gender, gender identity, religion, national origin, citizenship, marital status, veteran’s status or disability. All facilities have established human resource departments with formal hiring processes and controls in place to ensure ethical and fair hiring practices. The action steps we have taken recently or are working on currently include:

■

a Diversity, Equity, and Inclusion (“DEI”) leadership team with over 15 senior executives representing all divisions of the Company meeting on a regular basis to guide both short- and long-term goals in addition to creating the overall strategic direction of DEI at the Company;

■

an employee-led diversity council AIDE (Advancement of Inclusion, Diversity, and Equity) consisting of a diverse group of employees that meets monthly with the goal of increasing institutional awareness of issues relating to inclusivity and equality for a more diverse and welcoming workplace. The AIDE Council initiatives include:

o	DEI training for managers, new employee on-boarding, and all employees;

o

monthly recruiting meetings between HR and AIDE liaison to work on attracting and sourcing more diverse candidates, assist in making the interview process welcoming to all, and create metrics to measure organizational progress;

o	addition of two company-wide floating holidays allowing employees to have time-off for holidays of their choosing;

o	campaigns to educate employees on diverse holidays and heritage months; and

o	DEI-focused section added to annual performance review for all employees and the Company’s Corporate Social Responsibility report;

■	has a formal Vendor Code of Conduct that requires vendors to conduct business in a fair and ethical manner; and

■	formalized our Occupational Health and Safety Policy.

We compensate employees competitively relative to the industry and local labor market, and in accordance with all applicable federal, state and local wage, work hour, overtime and benefit laws. In addition, we offer affordable and competitive benefits to support the well-being of all employees including health insurance, disability and life insurance, worker’s compensation, wellness credits, paid time off, a 401(k) savings plan with company-match, an employee assistance program, and training and educational opportunities for all employees, including educational stipends or renewable college scholarships to children and spouses of all employees, excluding family members of current and former officers and board directors of the Company.

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

Governmental Regulations

Our company is subject to U.S. federal, state and local laws and regulations in the areas of safety, health, employment and environmental pollution controls, as well as U.S. and international trade laws and regulations. We are also subject to foreign laws and regulations. In the past, compliance with these laws and regulations has not had any material effect on our earnings, capital expenditures or competitive position in excess of those affecting others in our industry; however, the effect of compliance in the future cannot be predicted. We believe we are in material compliance with applicable U.S. and international laws and regulations.

Additional Information

You may visit us online at hookerfurnishings.com, hookerfurniture.com, bradington-young.com, sammoore.com, homemeridian.com, pulaskifurniture.com, slh-co.com, hcontractfurniture.com and sunsetwestusa.com. We make available, free of charge through our Hooker Furnishings website hookerfurnishings.com, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, amendments to those reports, and other documents as soon as practical after they are filed with or furnished to the Securities and Exchange Commission (“SEC”). A free copy of our annual report on Form 10-K may also be obtained by contacting Earl Armstrong, Corporate Controller and Secretary at earmstrong@hookerfurnishings.com or by calling 276-632-2133.

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

»	Risks related to our business and industry

We rely on offshore sourcing from Vietnam and China for most of our sales. Consequently:

■

A disruption in supply from Vietnam or China or from our most significant suppliers in Asia could adversely affect our ability to timely fill customer orders for these products and decrease our sales, earnings and liquidity.

In fiscal 2023, imported products sourced from Vietnam and China accounted for 91% of our import purchases and our top five suppliers in Vietnam and China accounted for 50% of our fiscal 2023 import purchases. Our supply chain could be adversely impacted by the uncertainties of health concerns and governmental restrictions. A disruption in our supply chain, or from Vietnam or China in general, such as the COVID-19 related lockdown in certain parts of Asia in the Summer of calendar 2021, could significantly impact our ability to fill customer orders for products manufactured in those countries. In some cases, we were able to provide substitutions using inventory on hand, in-transit and from our domestic warehouses, but not enough to entirely mitigate the lost sales. Supply disruptions and delays on selected items could occur for six months or longer before the impact of remedial measures would be reflected in our results. If we are unsuccessful in obtaining those products from other sources or at comparable cost, a disruption in our supply chain from our largest import furniture suppliers, or from Vietnam or China in general, could adversely affect our sales, earnings, financial condition and liquidity.

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

Transportation costs on our imported products are affected by a myriad of factors including the global economy, petroleum prices and ocean freight carrier capacity. In the recent past, especially during fiscal 2022, transportation costs, including ocean freight costs and domestic trucking costs, on imported products represented a significant portion of the cost of those products. We saw a significant spike in these costs during that time and our profitability was materially impacted. To mitigate the increased costs, we implemented price increases and surcharges; however, there can be no assurance that we will be successful in increasing prices or receiving freight surcharges in the future or that we can do it quickly enough to offset increased costs. Increased transportation costs, both domestically and internationally, in the future would likely adversely affect earnings, financial condition and liquidity.

■	Our dependence on suppliers could, over time, adversely affect our ability to service customers.

We rely heavily on suppliers we do not own or control, including a large number of non-U.S. suppliers. All of our suppliers may not provide goods that meet our quality, design or other specifications in a timely manner and at a competitive price. If our suppliers do not meet our specifications, we may need to find alternative suppliers, potentially at a higher cost, or may be forced to discontinue products. Also, delivery of goods from non-U.S. suppliers may be delayed for reasons not typically encountered for domestically manufactured furniture, such as shipment delays caused by customs issues, labor issues, port-related issues such as weather, congestion or port equipment, decreased availability of shipping containers and/or the inability to secure space aboard shipping vessels to transport our products. Our failure to timely fill customer orders due to an extended business interruption for a major supplier, or due to transportation issues, could negatively impact existing customer relationships and adversely affect our sales, earnings, financial condition and liquidity.

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

The facilities in which we store our inventory in Virginia, North Carolina, Georgia and California are critical to our success. Our corporate and divisional headquarters, which house our administration, sourcing, sales, finance, merchandising, customer service and logistics functions for our imported and domestic products are located in Virginia, North Carolina and California.

Our domestic upholstery manufacturing facilities are located in Virginia, North Carolina and California. Furniture manufacturing creates large amounts of highly flammable wood dust and utilizes other highly flammable materials such as varnishes and solvents in its manufacturing processes and is therefore subject to the risk of losses arising from explosions and fires. Additionally, our domestic operations could be negatively affected by public health events, such as the COVID-19 pandemic. Any disruption affecting our domestic facilities, for even a relatively short period of time, could adversely affect our ability to ship our furniture products and disrupt our business, which could adversely affect our sales, earnings, financial condition and liquidity.

Labor shortages and rising labor costs could disrupt operations at our domestic warehousing and manufacturing facilities

We observed a strong labor market after the COVID-19 pandemic. We continue to experience difficulties in recruiting skilled labor into our domestic upholstery plants and warehouses and in some skilled or professional positions. Lack of qualified workers and high turnover in a variety of positions caused increased training costs and adversely affected our production schedules and the ability to ship our furniture products. Furthermore, we experienced higher labor costs and ongoing inflationary pressure. Should these issues persist or increase due to the COVID-19 pandemic, similar future pandemics or for other reasons, our sales, earnings, financial condition and liquidity could again be adversely affected.

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

At January 29, 2023, we had $73.7 million in net long-lived assets, consisting primarily of property, plant and equipment, trademarks, trade names and goodwill. Our goodwill, some trademarks and tradenames have indefinite useful lives and, consequently, are not subject to amortization for financial reporting purposes, but are tested for impairment annually or more frequently if events or circumstances indicate that the asset might be impaired. As an example, COVID-19 had a material impact on our financial performance in the fiscal 2021 first quarter and on the market valuations, discount rates and other inputs used in our intangibles valuation analysis. We determined that an immediate intangible asset valuation was necessary given our performance and changing market dynamics. As a result of the intangible asset valuation analysis, in the fiscal 2021 first quarter, we recorded $44.3 million in non-cash impairment charges to write down goodwill and certain tradenames in the Home Meridian segment and goodwill in the Shenandoah division of its Domestic Upholstery segment. In fiscal 2023, we wrote off $12,500 representing the remaining value of the Right2Home trade name in the Home Meridian segment due to the decision to exit the ACH business unit in the fourth quarter of fiscal 2023. Our definite-lived assets consist of property, plant and equipment and certain intangible assets related to our recent acquisitions and are tested for impairment whenever events or circumstances indicate that the carrying amount of the asset may not be recoverable. The outcome of impairment testing could result in the write-down of all or a portion of the value of these assets. A write-down of our assets would, in turn, reduce our earnings and net worth. See Note 10 to our Consolidated Financial Statements for additional information.

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

The implementation of our Enterprise Resource Planning (“ERP”) system could disrupt our business.

We are in the process of implementing a common ERP system across all divisions. The ERP system went live at Sunset West in the fourth quarter of fiscal 2023, and is expected to go-live in our legacy Hooker divisions in fiscal 2024, with Home Meridian segment following thereafter. Although we currently expect the ERP implementation to increase efficiencies by leveraging a common, cloud-based system throughout all divisions and standardizing processes and reporting, our ERP system implementation may not result in improvements that outweigh its costs and may disrupt our operations. Our inability to mitigate existing and future disruptions could adversely affect our sales, earnings, financial condition and liquidity. For example, when the ERP system went live at Sunset West in December 2022, the conversion process significantly impacted its shipping activities and negatively impacted its sales and profitability in the fiscal 2023 fourth quarter due to longer than expected post-implementation stabilization. We expect these issues to be resolved in the first quarter of fiscal 2024. The ERP system implementation subjects us to substantial costs and inherent risks associated with migrating from our legacy systems. These costs and risks could include, but are not limited to:

●	Significant capital and operating expenditures;
●	Disruptions to our domestic and international supply chains;

●	Inability to fill customer orders accurately and on a timely basis, or at all;
●	Inability to process payments to suppliers, vendors and associates accurately and in a timely manner;
●	Disruption to our system of internal controls;
●	Inability to fulfill our SEC or other governmental reporting requirements in a timely or accurate manner;
●	Inability to fulfill international, federal, state or local tax filing requirements in a timely or accurate manner; and
●	Increased demands on management and staff time to the detriment of other corporate initiatives.

A material part of our sales and accounts receivable are concentrated in a few customers. The loss of several large customers through business consolidations or otherwise, the loss of a major customer or significant sales programs with major customers, failures or other reasons, including economic downturn and the adverse economic effects of the COVID-19 pandemic or similar events, could adversely affect our business.

One customer accounted for approximately 6% of our consolidated sales in fiscal 2023, our top five customers accounted for about 22% of our fiscal 2023 consolidated sales. Approximately 20% of our consolidated accounts receivable is concentrated in our top five customers. Should any one of these receivables become uncollectible, it would have an immediate and material adverse impact on our financial condition and liquidity. The loss of any one or more of these customers could adversely affect our sales, earnings, financial condition and liquidity. The loss of several of our major customers through business consolidations, the loss of major product placements, failures or otherwise, could adversely affect our sales, earnings, financial condition and liquidity and the resulting loss in sales may be difficult or impossible to replace. Amounts owed to us by a customer whose business fails, or is failing, may become uncollectible (in whole or in part), and we could lose future sales, any of which could adversely affect our sales, earnings, financial condition and liquidity.

We may not be able to collect amounts owed to us.

We grant payment terms to most customers ranging from 30 to 60 days and do not generally require collateral. However, in some instances we provide longer payment terms. We purchase credit insurance on certain customers’ receivables and factor certain other customer accounts. Some of our customers have experienced, and may in the future experience, credit-related issues. Were the COVID-19 or a similar pandemic or another major, unexpected event with negative economic effects occur, we may not be able to collect amounts owed to us or such payment may only occur after significant delay. While we perform credit evaluations of our customers, those evaluations may not prevent uncollectible trade accounts receivable. Credit evaluations involve significant management diligence and judgment, especially in the current environment. We may be unable to obtain sufficient credit insurance on certain customers’ receivable balances. Should more customers than we anticipate experience liquidity issues, if payment is not received on a timely basis, or if a customer declares bankruptcy or closes stores, we may have difficulty collecting amounts owed to us by these customers, which could adversely affect our sales, earnings, financial condition and liquidity.

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

We may fail to realize all of the anticipated benefits of the Sunset Acquisition.

We incurred significant debt, acquisition and acquisition-related costs in connection with the Sunset Acquisition, but we may fail to realize all the anticipated benefits of the Sunset Acquisition or they may take longer to realize than expected. While we believe the Sunset Acquisition will be accretive to our earnings per share, this expectation is based on preliminary estimates which may materially change. Although we do not expect to merge operations or change customer-facing services, the success of this acquisition will depend, in part, on our ability to improve each business by sharing best practices in order to lower costs, improve efficiencies and grow sales. We have based our expectations in part on the historical results and trends in Sunset West’s business; however there can be no assurance regarding when or the extent to which we will be able to realize these benefits. Achieving the anticipated benefits is subject to a number of uncertainties, including whether the business acquired can be operated in the manner we intend. Events outside of our control could also adversely affect our ability to realize the anticipated benefits from the acquisition. Thus, the integration of Sunset West’s business may be unpredictable, subject to delays or changed circumstances, and we can give no assurance that the acquired business will perform in accordance with our expectations, or that our expectations with respect to integration or benefits as a result of the contemplated acquisition will materialize.

The integration process in on-going and could result in the diversion of management attention to the detriment of other areas, the loss of key employees, the disruption of ongoing businesses or inconsistencies in standards, controls, procedures and policies. If the integration is not completed as planned, our ongoing business and financial results may be adversely affected, which could adversely affect our sales, earnings, financial condition and liquidity.

We may fail to realize the benefits of HMI segment restructuring and cost-savings efforts.

During the fourth quarter of fiscal 2023, management approved a plan to exit the Accentrics Home (ACH) e-commerce brand of the HMI segment along with repositioning the Prime Resources International (PRI) brand as a direct-container only business model. We recorded a $24.4 million charge in the fiscal 2023 fourth quarter to write-down certain segment inventories to market and also recorded severance expenses. We expect to reduce the physical footprints at our Savannah, GA warehouse and High Point, NC administrative office over the course of the current 2024 fiscal year with a concurrent reduction in lease, warehouse, and related expenses. We expect these actions will return the HMI segment to profitability sometime in fiscal 2024. However, we may be unable to realize these cost savings in a timely manner or at all. If these efforts are unsuccessful, in whole or in part, our ongoing business and financial results may be adversely affected, which could adversely affect our sales, earnings, financial condition and liquidity.

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

Home furnishings sales fluctuate from quarter to quarter due to factors such as changes in economic and competitive conditions, seasonality, weather conditions, availability of raw materials and finished inventory and changes in consumer order patterns. From time to time, we have experienced, and may continue to experience, volatility with respect to availability of and demand for our home furnishing products. Accordingly, our results of operations for any quarter are not necessarily indicative of the results of operations to be expected for a full year or the next quarter.

»	Other general risk factors applicable to us and our business

We may not be able to maintain, raise prices, or raise prices in a timely manner in response to inflation and increasing costs.

Competitive and market forces could prohibit or delay future successful price increases for our products in order to offset on a timely basis increased costs of labor, finished goods, raw materials, freight and other product-related costs, which could adversely affect our sales, earnings, financial condition and liquidity.

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

The impact of future pandemics could adversely affect our business, results of operations, financial condition, liquidity and stock price.

At the initial height of the COVID-19 pandemic, home furnishings purchases are largely postponable and heavily influenced by consumer confidence and most of our customers’ businesses are classified as non-essential. Consequently, traffic to our customers’ stores and demand for our products significantly decreased, our sales deteriorated and our earnings were negatively impacted. COVID-19 also impacted our Asian supply chain, particularly as a result of mandatory shutdowns in locations where our products are manufactured in the Summer of calendar 2021, and we experienced out-of-stocks and lost sales as a result. Additionally, the demand surge that occurred after the initial height of the pandemic caused supplier capacity constraints, shipping container and steamship space shortages. These logistics issues increased costs, led to out-of-stocks and adversely affected our sales and earnings.

The extent of the continued impact of a pandemic or other global health crisis on our business and financial results depends on future developments, including the emergence of new and different strains of the virus and the effectiveness of vaccinations and other public health measures and could result in similar or worse public health outcomes compared to the Covid-19 pandemic.

The sweeping nature of pandemics makes it extremely difficult to predict how our business and operations could be affected in the longer run. Any of the foregoing factors, or other cascading effects of this or other pandemics, could materially increase our costs, negatively impact our sales and damage the Company’s results of operations and its liquidity, possibly to a significant degree. The duration of any such impacts also cannot be predicted.

The interruption, inadequacy or security failure of our information systems or information technology infrastructure or the internet or inadequate levels of cyber-insurance could adversely impact our business, sales, earnings, financial condition and liquidity.

Our information systems (software) and information technology (hardware) infrastructure platforms and those of third parties who provide these services to us, including internet service providers and third parties who store data for us on their servers (“the cloud”), facilitate and support every facet of our business, including the sourcing of raw materials and finished goods, planning, manufacturing, warehousing, customer service, shipping, accounting, payroll and human resources. Our systems, and those of third parties who provide services to us, are vulnerable to disruption or damage caused by a variety of factors including, but not limited to: power disruptions or outages; natural disasters or other so-called “Acts of God”; computer system or network failures; viruses or malware; physical or electronic break-ins; the theft of computers, tablets and smart phones utilized by our employees or contractors; unauthorized access, phishing and cyber-attacks. The risk of cyberattacks also includes attempted breaches of contractors, business partners, vendors and other third parties. We have a cybersecurity program designed to protect and preserve the integrity of our information systems. Additionally, we implemented a multi-factor authentication process in order to enhance the security of our remote work environment. We have experienced and expect to continue to experience actual or attempted cyber-attacks of our information systems or networks; however, none of these actual or attempted cyber-attacks had a material impact on our operations or financial condition. Additionally, while we carry cyber insurance, including insurance for social engineering fraud, the amounts of insurance we carry may be inadequate due either to inadequate limits available from the insurance markets or inadequate coverage purchased. Because cyber threat scenarios are inherently difficult to predict and can take many forms, cyber insurance may not cover certain risks. Further, legislative or regulatory action in these areas is evolving, and we may be unable to adapt our information systems or to manage the information systems of third parties to accommodate these changes. If these information systems or technologies are interrupted or fail, or we are unable to adapt our systems or those of third parties as a result of legislative or regulatory actions, our operations and reputation may be adversely affected, we may be subject to legal proceedings, including regulatory investigations and actions, which could diminish investor and customer confidence which could adversely affect our sales, earnings, financial condition and liquidity.

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

ITEM 1B.      UNRESOLVED STAFF COMMENTS

None.

ITEM 2.         PROPERTIES

Set forth below is information with respect to our principal properties on April 14, 2023. We believe all of these properties are well-maintained and in good condition. During fiscal 2023, we estimate our upholstery plants operated at approximately 87% of capacity on a one-shift basis. All our production facilities are equipped with automatic sprinkler systems. All facilities maintain modern fire and spark detection systems, which we believe are adequate. We have leased certain warehouse facilities for our distribution and import operations, typically on a short or medium-term basis. We expect that we will be able to renew or extend these leases or find alternative facilities to meet our warehousing and distribution needs at a reasonable cost. All facilities set forth below are active and operational, representing in the aggregate approximately 3.8 million square feet of owned space, leased space or properties utilized under third-party operating agreements.

Location	Segment Use	Primary Use	Approximate Size in Square Feet	Owned or Leased
Martinsville, VA	All segments	Corporate Headquarters, Distribution, Manufacturing and Warehousing	1,595,151	Owned / Leased
High Point, N.C.	All segments	Office and Showrooms	247,857	Leased
Midway, GA	HM, DU	Warehouse	1,006,880	Leased
Bedford, VA	DU	Manufacturing and Offices	327,000	Owned
Hickory, N.C.	DU	Manufacturing and Offices	166,000	Owned
Mt. Airy, N.C.	DU	Manufacturing and warehousing	104,150	Leased
Valdese, N.C.	DU	Manufacturing and warehousing	102,905	Leased
Cherryville, N.C.	DU	Manufacturing Supply Plant	53,000	Owned
Vista, CA	DU	Manufacturing and Offices	38,353	Leased
Las Vegas, NV	HB, DU, AO	Showrooms	14,428	Leased
Ho Chi Minh City, VN	HB, HM	Office, Warehouse and Distribution	108,364	Leased
Dongguan, China	HB, HM	Office	1,855	Leased

HB=Hooker Branded, HM=Home Meridian, DU=Domestic Upholstery

ITEM 3.         LEGAL PROCEEDINGS

None.

ITEM 4.         MINE SAFETY DISCLOSURES

None.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

Hooker Furnishings’ executive officers and their ages as of April 14, 2023 and the calendar year each joined the Company are as follows:

Name	Age	Position	Year Joined Company
Jeremy R. Hoff	49	Chief Executive Officer and Director	2017
Paul A. Huckfeldt	65	Chief Financial Officer and Senior Vice President - Finance and Accounting	2004
Anne J. Smith	61	Chief Administration Officer and President - Domestic Upholstery	2008
Tod R. Phelps	54	Senior Vice President - Operations and Chief Information Officer	2017

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

Hooker Furnishings Corporation

Part II

ITEM 5.         MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our stock is traded on the NASDAQ Global Select Market under the symbol “HOFT”. As of January 29, 2023, we had approximately 11,500 beneficial shareholders. As we have done in the past, we currently expect that future regular quarterly dividends will be declared and paid in the months of March, June, September and December. Although we presently intend to continue to declare regular cash dividends on a quarterly basis for the foreseeable future, the determination as to the payment and the amount of any future dividends will be made by the Board of Directors on a quarterly basis and will depend on our then-current financial condition, capital requirements, results of operations and any other factors then deemed relevant by the Board of Directors.

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

The following table details the repurchase activities in the fourth quarter of fiscal 2023:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Program	Maximum Dollar Value of Shares That May Yet Be Purchased Under The Program
				$10,640,433
October 31, 2022 - December 4, 2022	88,975	17.34	88,975	9,095,935
December 5, 2022 - January 1, 2023	73,634	17.45	73,634	7,809,500
January 2, 2023 - January 29, 2023	58,858	19.75	58,858	6,646,127

Total	221,467	$18.02	221,467

Through fiscal 2023, we had used approximately $13.3 million of the authorization to purchase 819,632 of our common shares (at an average price of $16.27 per share), with approximately $6.6 million remaining available for future purchases under the authorization as of the end of fiscal 2023.

Performance Graph (1)

The following graph compares cumulative total shareholder return for the Company with a broad performance indicator, the Russell 2000® Index (2), and a published industry index, the Household Furniture Index (3), for the period from January 28, 2018 to January 29, 2023.

COMPARISON OF CUMULATIVE TOTAL RETURN
Hooker Furnishings Corporation
Russell 2000 Index
SIC Code 2510-2511
$160
$140
$120
$100
$80
$60
$40
$20
$0
1/28/2018
2/3/2019
2/2/2020
1/31/2021
1/30/2022
1/29/2023
ASSUMES $100 INVESTED ON JAN. 28, 2018
ASSUMES DIVIDEND REINVESTED

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

(3)

Household Furniture Index as prepared by Zacks Investment Research, Inc. consists of companies under Standard Industrial Classification (SIC) Codes 2510 and 2511, which includes home furnishings companies that are publicly traded in the United States or Canada.  At January 29, 2023, Zacks Investment Research, Inc. reported that these two SIC Codes consisted of Bassett Furniture Industries, Inc., Compass Diversified Holdings, Dorel Industries, Ethan Allen Interiors, Inc., Flexsteel Industries, Inc., Hooker Furnishings Corporation, Horrison Resources Inc., Instadose Pharma Corp., Kimball International, Inc., La-Z-Boy, Inc., Leggett & Platt, Inc., Luvu Brands, Inc., MasterBrand, Inc., Natuzzi Spa, Nova Lifestyle, Inc., Purple Innovation, Inc., The Rowe Companies, Sleep Number Corp. and Tempur Sealy International, Inc.

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

	Fiscal Year Ended (1)
	January 29,	January 30,	January 31,	February 2,	February 3,
	2023	2022	2021	2020	2019
	(In thousands, except per share data)
Income Statement Data:
Net sales	$583,102	$593,612	$540,081	$610,824	$683,501
Cost of sales	461,056	488,508	426,810	494,365	535,172
Inventory valuation expense (2)	28,752	3,402	523	2,501	842
Casualty loss (3)	-	-	-	-	500
Gross profit	93,294	101,702	112,748	113,958	146,987
Selling and administrative expenses	95,815	84,475	80,410	88,867	91,928
Goodwill impairment (4)	-	-	39,568	-	-
Trade names impairment (4)	13	-	4,750	-	-
Intangible asset amortization (4)	3,512	2,384	2,384	2,384	2,384
Operating (loss)/income	(6,046)	14,843	(14,364)	22,707	52,675
Other income, net	416	373	336	458	369
Interest Expense, net	519	110	540	1,238	1,454
(Loss)/income before income taxes	(6,149)	15,106	(14,568)	21,927	51,590
Income tax (benefit)/expense	(1,837)	3,388	(4,142)	4,844	11,717
Net (loss)/income	(4,312)	11,718	(10,426)	17,083	39,873

Per Share Data:
Basic (loss)/earnings per share	$(0.37)	$0.99	$(0.88)	$1.44	$3.38
Diluted (loss)/earnings per share	(0.37)	0.97	(0.88)	1.44	3.38
Cash dividends per share	0.82	0.74	0.66	0.61	0.57
Net book value per share (5)	21.33	22.01	21.76	23.25	22.37
Weighted average number of shares outstanding (basic)	11,593	11,852	11,822	11,784	11,759

Balance Sheet Data:
Cash and cash equivalents	$19,002	$69,366	$65,841	$36,031	$11,435
Trade accounts receivable	62,129	73,727	83,290	87,653	112,557
Inventories	96,675	75,023	70,159	92,813	105,204
Working capital	137,265	170,777	169,612	171,838	170,516
Total assets	381,716	374,559	352,273	393,708	369,716
Long-term debt (including current maturities) (6)	24,266	-	-	30,138	35,508
Shareholders’ equity	236,021	261,128	257,503	274,121	263,176

(1)

Our fiscal years end on the Sunday closest to January 31, with fiscal 2023 ending on January 29, 2023. The fiscal years presented above all had 52 weeks, except for the 2019 fiscal year that ended on February 3, 2019, was a 53-week fiscal year.

(2)

Represents the inventory write downs of ACH and other excess inventories related to the exit of ACH and repositioning of the PRI business in fiscal 2023. See Note 3 to our Consolidated Financial Statements for additional information.

(3)	Represents the insurance deductible for a casualty loss experienced at one of our Hooker Branded segment facilities in fiscal 2019.

(4)	Represents impairment charges and amortization expense on acquisition-related intangibles. See Note 10 to our Consolidated Financial Statements for additional information on our intangible assets.

(5)

Net book value per share is derived by dividing “shareholders’ equity” by the number of common shares issued and outstanding, excluding unvested restricted shares, all determined as of the end of each fiscal period.

(6)

Long-term debt (including current maturities): Fiscal 2023 amounts consist of acquisition related term loans to fund the Sunset Acquisition. Prior periods shown consisted of term loans incurred to fund a portion of the Home Meridian and Shenandoah acquisitions, which were paid off in January 2021.

ITEM 7.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As you read Management’s Discussion and Analysis, please refer to the selected financial data and the consolidated financial statements, including the related notes, contained elsewhere in this annual report. We especially encourage you to familiarize yourself with:

■	All of our recent public filings made with the SEC which are available, without charge, at www.sec.gov and at http://investors.hookerfurnishings.com;

■

The forward-looking statements disclaimer contained prior to Item 1 of this report, which describe the significant risks and uncertainties that could cause actual results to differ materially from those forward-looking statements made in this report, including those contained in this section of our annual report on Form 10-K;

■

The company-specific risks found in Item 1A. “Risk Factors” of this report. This section contains critical information regarding significant risks and uncertainties that we face. If any of these risks materialize, our business, financial condition and future prospects could be adversely impacted; and

■

Our commitments and contractual obligations and off-balance sheet arrangements described on page 34 and in Note 19 to our Consolidated Financial Statements on page F-34 of this report. This note describes commitments, contractual obligations and off-balance sheet arrangements, some of which are not reflected in our consolidated financial statements.

In Management’s Discussion and Analysis, we analyze and explain the annual changes in some specific line items in the consolidated financial statements for fiscal 2023 compared to fiscal 2022. We also provide information regarding the performance of each of our operating segments and All Other. The analysis and discussions of fiscal 2022 compared to fiscal 2021 results are in our 2022 Form-10K available through Hooker Furnishings and SEC websites.

Unless otherwise indicated, references to the “Company,” “we,” “our” or “us” refer to Hooker Furnishings Corporation and its consolidated subsidiaries, unless specifically referring to segment information. All references to the “Hooker,” “Hooker Division,” “Hooker Legacy Brands” or “traditional Hooker” divisions or companies refer to the current components of our Hooker Branded segment, the Domestic Upholstery segment including Bradington-Young, HF Custom, Shenandoah Furniture and Sunset West, and All Other which includes H Contract and Lifestyle Brands.

Furniture sales account for all of our net sales. For financial reporting purposes, we are organized into three reportable segments- Hooker Branded, Home Meridian and Domestic Upholstery, with our other businesses included in All Other. We regularly monitor our reportable segments for changes in facts and circumstances to determine whether changes in the identification or aggregation of operating segments are necessary. Before the fiscal 2023, H Contract’s results included sales of seating products sourced from HF Custom. Due to a change in the way management internally evaluates operating performance, beginning with fiscal 2023 first quarter, HF Custom’s results, which are included in Domestic Upholstery, now include sales of seating products formerly included in H Contract’s results. Fiscal 2022 results discussed below have been recast to reflect this change. The Hooker Branded and Home Meridian segments are unchanged. Additionally, based on our analysis and the requirements of ASC 280: Segment Reporting, the operational results of the newly acquired Sunset West division are included in the Domestic Upholstery segment starting in the first quarter of fiscal 2023 on a prospective basis. See Note 18 to our consolidated financial statements for additional financial information regarding our segments.

Overview

Executive Summary- Fiscal 2023 Results of Operations

Consolidated net sales decreased by $10.5 million, or 1.8%, compared to the previous fiscal year. The decrease was driven by a $62.6 million, or 22.4% sales decline in the Home Meridian segment, which was largely offset by a significant increase of $49.9 million or 46.7% in the Domestic Upholstery segment. Hooker Branded segment net sales had a minor decrease of $1.1 million, or 0.5%. Despite being a small portion of the consolidated results, All Other revenue increased by 45.3% or $3.3 million. Consolidated gross profit and margin decreased by $8.4 million and 110 bps, respectively, primarily due to the gross loss in the Home Meridian segment resulting from the $24.4 million write down of ACH and other excess inventories, and to a lesser extent, a decrease in gross profit and margin in the Hooker Branded segment. The charge was initially expected to be $34 million, but estimates were refined during our year-end financial close and was ultimately less than originally estimated in part as sales of the inventory thus far in fiscal 2024 have been at less of a discount than originally expected. These decreases were partially offset by increased profitability in the Domestic Upholstery segment. The Company reported a consolidated operating loss of $6.0 million or (1.0%) operating margin, as compared to operating income of $14.8 million in the previous fiscal year. Consolidated net loss was $4.3 million or ($0.37) per diluted share, as compared to net income of $11.7 million or $0.97 per diluted share in the prior year period.

Our fiscal 2023 performance is discussed in greater detail below under “Review” and “Results of Operations”.

Review

Fiscal 2023 was a challenging year as we faced macro-economic uncertainties, ongoing inflation, volatile interest rates and a slowdown in the demand for home furnishings following the prior year’s demand surge after the initial COVID crisis. Despite these challenges, we were encouraged by the improvements in the global supply chain, a strong labor market, and our overseas vendors returning to normal production levels. As discussed below, we were pleased to report solid results in both Hooker Branded and Domestic Upholstery segments; however, we had to make difficult but necessary decisions aimed at optimizing our resources and improving profitability in the Home Meridian segment.

The Hooker Branded segment’s net sales slightly decreased by $1.1 million, or 0.5%, as compared to the all-time record net sales this segment achieved in the prior fiscal year. At the beginning of the fiscal year, this segment experienced inventory unavailability due to the COVID-related lockdown at our suppliers in Vietnam and their slow re-openings in late 2021 and early 2022. Inventory levels increased throughout fiscal 2023, allowing us to fulfill a significant portion of the large order backlog carried over from the prior year. However, in the third quarter, there was a temporary delay in shipments due to inventory mix issues. Dealers delayed receipts of orders until collections could ship complete. This was resolved in the fourth quarter. By the end of fiscal year 2023, inventory had increased by $35 million in this segment compared to the previous year-end and more than doubled compared to fiscal 2020 and 2021 year-end. Meanwhile, gross profit and margin for the segment decreased by $3.8 million or 180 bps due to much higher-than-expected demurrage expenses and increased warehousing labor costs, driven by the large inventory volume as well as port and warehouse congestion in the U.S.. Operating income decreased to $20.5 million, with an operating margin of 10.3%, compared to $30.7 million and 15.3%, respectively, in the prior year. The decline was due to higher compensation expenses (due to increased headcount, wage inflation and favorable performance to budget which affected staff variable compensation), higher professional services and training expenses, higher lease expense at the new Hooker showroom in High Point, NC, which is expected to come online in April 2023, and other increased operating expenditures as business returned to the pre-pandemic environment. Despite a significant decrease in incoming orders compared to the strong rebound in the prior year, order backlog remained 76% higher than pre-pandemic levels at fiscal 2020 year end.

The Home Meridian segment experienced a decline of $62.6 million, or 22.4% in net sales, compared to the prior year. Moreover, the segment recorded an operating loss of $37.2 million, driven by lower sales volume due to the demand environment and a $24.4 million inventory write down related to the exit of the ACH business unit and repositioning of PRI in the fourth quarter of fiscal 2023.

■

Nearly 60% of the decrease was driven by sales decreases at PRI and SLF, which service major furniture chains and mass merchants. These brands experienced decreased incoming orders as retail customers focused on reducing their own excess inventories by delaying incoming shipments. Pulaski’s fiscal 2023 net sales were essentially flat.

■

Over 30% of the net sales decrease was driven by HMidea, which was exited in fiscal 2022 and focused on Clubs channel sales. The Company made the decision to exit HMidea in the prior fiscal year due to continued losses driven by low margins and excessive chargebacks. While this led to a decrease in revenue, the exit resulted in significant improvement in returns and allowances costs.

■

E-commerce sales decreased due primarily to the normalization of post-COVID consumer demand. The ACH business unit, which focused on e-commerce business, contributed about 13% of Home Meridian’s overall revenue, but accounted for over 50% of the operating loss in this segment, primarily due to the write-down of its inventories to market. The e-commerce business model requires significant capital investment and high handling costs, as we carried significant amounts of inventory to meet quick shipping demands as compared to Home Meridian's other business units, which primarily use a container direct model. Additionally, these lower-priced and lower-margin inventories carried historically high freight costs we paid in the prior year. During the second half of fiscal 2023, we implemented targeted promotions to accelerate sales and reduced inventory by approximately $8 million. However, given the inventory levels, industry discounting levels and low demand, continuing to sell ACH inventory at or near cost would not reach the breakeven but incur additional lease, warehouse labor and other costs. As a result, we decided to exit the ACH business and recorded $24.4 million charge to write down the ACH and other excess inventories. With lower inventory levels, we also expect to reduce the physical footprints and related expenses at the Georgia warehouse and other facilities during fiscal 2024.

We believe the actions to eliminate these slow-moving and low-margin categories, reduce overhead, and focus our resources on more profitable products, sales channels and customer mix are essential for sustained performance and long-term profitability.

The Domestic Upholstery segment’s net sales increased by $49.9 million, or 46.7% compared to the prior fiscal year. The sales increase was due primarily to the addition of Sunset West results, which accounted for approximately 54% of the increase, while the remainder was due to double-digit sales growth at Bradington-Young, HF Custom, and Shenandoah for the second consecutive year. Manufacturing constraints such as shortages and inconsistent deliveries of certain raw materials that we experienced in the prior year were no longer an issue. Gross margin was 20.8%, compared to 19.5% in the prior year. Higher sales volume and operating near full capacity significantly improved indirect and fixed costs absorption and direct labor efficiency; however, price inflation of raw materials and higher freight surcharges offset the favorable sales variances by approximately 300 bps and 220 bps, respectively. Additionally, Sunset West's shipping activities were disrupted by the conversion of the new ERP system in the fourth quarter due to longer than expected post-implementation stabilization, resulting in low shipments and unabsorbed costs. This issue was largely resolved in the first quarter of fiscal 2024. The segment reported an operating income of $8.9 million, with a 5.7% operating margin compared to $4.7 million and 4.4% in the prior year, respectively. Incoming orders decreased mostly due to current demand, while shipments were higher and aligned with internal goals, fulfilling and reducing the historically high order backlogs which was carried over from the prior year. At the end of fiscal 2023, order backlog, excluding Sunset West, remained 57% higher than pre-pandemic levels at fiscal 2020 year end.

Cash and cash equivalents stood at $19 million at fiscal 2023 year-end, a decrease of $50.4 million from the prior year-end. During fiscal 2023, we used a portion of cash on hand and cash collected from accounts receivable to fund $19 million increase in inventory, $13.3 million share repurchases, $9.6 million in cash dividends to our shareholders, $5.4 million for development of our new cloud-based ERP system, and $4.2 million capital expenditure for enhancements of other systems and facilities. During fiscal 2023, we received $25 million in term loan proceeds to replenish cash used to make the Sunset Acquisition. In the third quarter of fiscal 2023, our Board of Directors approved the increase of our quarterly dividend to $0.22 per share, an increase of 10% or $0.02 per share, representing the seventh consecutive annual dividend increase. In fiscal 2023, dividends totaled $0.82 per share or $9.6 million in the aggregate, an increase of 10.8% or $0.08 per share, compared to the prior year.

In addition to our cash balance, at fiscal 2023 third quarter end, we had $26.4 million available under our $35 million revolving credit facility with BofA (the “Existing Revolver”) to fund working capital needs and have access to $27.6 million in cash surrender value of Company-owned life insurance policies. We believe that our liquidity and capital requirements will be further improved through the write down of ACH inventories and other excess inventories, as discussed above. With strategic inventory management, reasonable capital expenditures, and prudent expense management, we believe we have the financial resources to support our business operations for the foreseeable future.

Results of Operations

The following table sets forth the percentage relationship to net sales of certain items for the annual periods included in the consolidated statements of income:

	Fifty-two weeks ended
	January 29,	January 30,
	2023	2022
Net sales	100.0%	100.0%
Cost of sales	79.1	82.3
Inventory write downs	4.9	0.6
Gross profit	16.0	17.1
Selling and administrative expenses	16.4	14.2
Intangible asset amortization	0.6	0.4
Operating (loss)/income	(1.0)	2.5
Other income (expense), net	0.1	0.1
Interest expense, net	0.1	-
(Loss)/Income before income taxes	(1.0)	2.6
Income tax (benefit)/expense	(0.3)	0.6
Net (loss)/income	(0.7)	2.0

Fiscal 2023 Compared to Fiscal 2022

Net Sales

	Fifty-two weeks ended
	January 29, 2023		January 30, 2022		$ Change	% Change
		% Net Sales		% Net Sales
Hooker Branded	$199,602	34.2%	$200,692	33.8%	$(1,090)	-0.5%
Home Meridian	216,338	37.1%	278,902	47.0%	(62,564)	-22.4%
Domestic Upholstery	156,717	26.9%	106,827	18.0%	49,890	46.7%
All Other	10,445	1.8%	7,191	1.2%	3,254	45.3%
Consolidated	$583,102	100%	$593,612	100%	$(10,510)	-1.8%

Unit Volume and Average Selling Price (“ASP”)

Unit Volume	FY23 % Increase / (Decrease) vs. FY22	Average Selling Price	FY23 % Increase / (Decrease) vs. FY22

Hooker Branded	-12.8%	Hooker Branded	14.2%
Home Meridian	-26.7%	Home Meridian	3.7%
Domestic Upholstery *	3.1%	Domestic Upholstery *	17.5%
All Other	31.7%	All Other	7.3%
Consolidated	-22.1%	Consolidated	19.3%

*Sunset West is excluded from the Domestic Upholstery segment in the Unit Volume and ASP portions of the table above since it was not a part of our fiscal 2022 results. Consequently, we believe including its fiscal 2023 results would skew Domestic Upholstery results and reduce the usefulness of those portions of the table.

Consolidated net sales decreased primarily due to sales decline in the Home Meridian segment, partially offset by revenue growth at Domestic Upholstery segment and All Other.

■

Hooker Branded segment’s net sales remained essentially flat as compared to the prior year’s robust sales, which were driven by a surge in demand following the initial outbreak of COVID-19. The decrease in unit volume was attributable to shipment disruptions caused by inventory unavailability in the first quarter of fiscal 2023, and to a lesser extent, temporary inventory mix issues due to some inventories received as incomplete collections. ASP increased due to a large percentage of the shipments carrying price increases we implemented during the two most recent years to mitigate higher freight and product costs.

■

Home Meridian segment’s net sales decreased by 22.4% compared to the prior year period. The decline was attributable to the absence of sales in the Clubs channels which we decided to exit in the prior year, decreased sales volume with traditional furniture chains and mass merchants, as well as the e-commerce channel, partially offset by increased net sales in the hospitality business. ASP increased in all current divisions due to the freight surcharges and price increases we imposed to mitigate higher freight and product costs, while being negatively impacted by the Clubs channels closeout sales and heavy discounting at ACH in the second half of fiscal 2023.

■

Domestic Upholstery net sales increased by 46.7% compared to the prior year due to the addition of Sunset West’s results as well as double digit sales growth at each of Bradington Young, HF Custom and Shenandoah for the second consecutive year. ASP increased across all three divisions in response to the inflation of raw material costs. Unit volume increased as all divisions were operating near full capacity and working through backlog.

■	All Other net sales increased significantly in fiscal 2023 driven by increased sales volume at H Contract due to the recovery of the senior living industry after the COVID pandemic.

Gross Profit/(Loss) and Margin

	Fifty-two weeks ended
	January 29, 2023		January 30, 2022		$ Change	% Change
		% Segment Net Sales		% Segment Net Sales
Hooker Branded	$59,344	29.7%	$63,146	31.5%	$(3,802)	-6.0%
Home Meridian	(2,620)	-1.2%	15,213	5.5%	(17,833)	-117.2%
Domestic Upholstery	32,633	20.8%	20,860	19.5%	11,773	56.4%
All Other	3,937	37.7%	2,483	34.5%	1,454	58.6%
Consolidated	$93,294	16.0%	$101,702	17.1%	$(8,408)	-8.3%

Consolidated gross profit and margin both decreased as compared to the prior year, attributed primarily to a gross loss at the Home Meridian segment, while partially offset by an increase in gross profit and margin at Domestic Upholstery segment.

■

The Hooker Branded segment gross profit and margin decreased due to increased warehousing costs which exceeded such costs in the prior year by 160 bps. These costs included higher demurrage expenses due to large inventory receipts during the year and supply chain disruptions, increased warehouse labor costs, and increased fuel and trucking expenses due to inflation.

■

The Home Meridian segment recorded a gross loss, primarily due to its sales decline and the $24.4 million write-down of ACH inventories and other excess inventories, which more than offset a decrease in customer chargebacks after the exit from the Clubs channel as well as price increases and freight surcharges. Additionally, the savings generated from consolidating the California and North Carolina warehouses helped offset higher-than-expected labor and transition costs incurred at the Georgia warehouse.

■

Domestic Upholstery segment gross profit and margin both increased in fiscal 2023 due to the addition of Sunset West results and improved profitability at HF Custom and Shenandoah. Favorable sales variances and operating near full capacity benefited production efficiencies and overhead absorption. Despite a double-digit sales increase, Bradington-Young’s gross profit and margin both decreased due primarily to leather cost inflation and, to a lesser extent, increased direct labor costs. Additionally, higher freight surcharges negatively impacted profitability of each division.

■	All Other gross profit and margin both increased in fiscal 2023 due to strong net sales at H Contract.

Selling and Administrative Expenses (“S&A”)

	Fifty-two weeks ended
	January 29, 2023		January 30, 2022		$ Change	% Change
		% Segment Net Sales		% Segment Net Sales
Hooker Branded	$38,814	19.4%	$32,479	16.2%	$6,335	19.5%
Home Meridian	33,215	15.4%	35,139	12.6%	(1,924)	-5.5%
Domestic Upholstery	21,584	13.8%	15,135	14.2%	6,449	42.6%
All Other	2,202	21.1%	1,722	23.9%	480	27.9%
Consolidated	$95,815	16.4%	$84,475	14.2%	$11,340	13.4%

Consolidated selling and administrative expenses increased in absolute terms and as a percentage of net sales driven by increased S&A expenses at Hooker Branded segment and the addition of Sunset West expenses.

■

Hooker Branded segment S&A expenses increased in absolute terms and as a percentage of net sales driven by general spending increases as business returned to more normal levels and because of inflation in multiple line items including wages and benefits. Compensation levels also increased due to increased headcount and higher levels of staff variable compensation driven by favorable performance compared to budget. Additionally, bad debt reserves increased due to higher AR balances. These increases were partially offset by the absence of executive bonuses due to missed budgeted profit goals in fiscal 2023. We recorded a much larger downward adjustment of executive bonus and long-term incentive accruals in fiscal 2022, which exacerbates the comparisons between the two years.

■

Home Meridian segment S&A expenses decreased in absolute terms, attributable to decreased compensation expense resulting from personnel changes, decreased selling costs due to lower net sales, and decreased bad debt expense on lower AR balances. These decreases were partially offset by higher designing fees related to a new licensing arrangement, higher international travel expenses as normal travel schedules resumed, and higher depreciation expenses on additions of property and equipment at the Georgia warehouse. S&A expenses increased as a percentage of net sales due to lower net sales.

■

Domestic Upholstery segment S&A expenses increased in absolute terms in fiscal 2023 due principally to the addition of Sunset West’s S&A expenses, as well as higher compensation expenses and higher selling costs resulting from higher net sales at each division. S&A expenses decreased as a percentage of net sales due to increased net sales.

■	All Other S&A expenses increased in absolute terms while decreased as a percentage of net sales due to higher selling costs on increased net sales.

Intangible Asset Amortization

	Fifty-two weeks ended
	January 29, 2023		January 30, 2022		$ Change	% Change
		% Net Sales		% Net Sales
Intangible asset amortization	$3,512	0.6%	$2,384	0.4%	$1,128	47.3%

Intangible asset amortization expense was higher in fiscal 2023 due to Sunset Acquisition-related amortization expense. See Note 10 Intangible Assets and Goodwill to our Consolidated Financial Statements for additional information about our amortizable intangible assets.

Operating (Loss)/Profit and Margin

	Fifty-two weeks ended
	January 29, 2023		January 30, 2022		$ Change	% Change
		% Segment Net Sales		% Segment Net Sales
Hooker Branded	$20,529	10.3%	$30,667	15.3%	$(10,138)	-33.1%
Home Meridian	(37,181)	-17.2%	(21,260)	-7.6%	(15,921)	-74.9%
Domestic Upholstery	8,871	5.7%	4,675	4.4%	4,196	89.8%
All Other	1,735	16.6%	761	10.6%	974	128.0%
Consolidated	$(6,046)	-1.0%	$14,843	2.5%	$(20,889)	-140.7%

Operating profitability decreased both in absolute terms and as a percentage of net sales in fiscal 2023 compared to the prior-year period due to the factors discussed above. Sunset West operating profit of $683,000 for the fiscal 2023, net of $1.1 million in intangible asset amortization expense on Sunset Acquisition-related intangibles, was included in the Domestic Upholstery segment’s results.

Interest Expense, net

	Fifty-two Weeks Ended
	January 29, 2023		January 30, 2022		$ Change	% Change
		% Net Sales		% Net Sales
Interest expense, net	$519	0.1%	$110	0.0%	$409	371.8%

Consolidated interest expense increased in fiscal 2023 due primarily to interest on new term loans and the amounts drawn on the revolving credit facility throughout the year.

Income Taxes

	Fifty-two weeks ended
	January 29, 2023		January 30, 2022		$ Change	% Change
		% Net Sales		% Net Sales
Consolidated income tax (benefit)/expense	$(1,837)	-0.3%	$3,388	0.6%	$(5,225)	-154.2%

Effective Tax Rate	29.9%		22.4%

We recorded income tax benefit of $1.8 million for fiscal 2023, compared to income tax expense of $3.4 million for fiscal 2022. The effective tax rates for fiscal 2023 and 2022 were 29.9% and 22.4%, respectively. The effective tax rate was higher in fiscal 2023 due to the impact of the cash surrender value of company-owned life insurance which was added to the favorable tax impact of the pretax loss in current year, versus a subtraction from tax expense in the case of a pretax profit. See Note 17 Income Taxes to our Consolidated Financial Statements for additional information about our income taxes.

Net (Loss)/Income and (Loss)/Earnings Per Share

	Fifty-two weeks ended
	January 29, 2023		January 30, 2022		$ Change	% Change
Net (loss)/income		% Net Sales		% Net Sales
Consolidated	$(4,312)	-0.7%	$11,718	2.0%	$(16,030)	-136.8%

Diluted (loss)/earnings per share	$(0.37)		$0.97

The analysis and discussion of fiscal 2022 compared to fiscal 2021 results are available in Item 7 of our 2022 Annual Report on Form-10K available through Hooker Furnishings and SEC websites.

Financial Condition, Liquidity and Capital Resources

Summary Cash Flow Information – Operating, Investing and Financing Activities

	Fifty-Two Weeks Ended
	January 29,	January 30,	January 31,
	2023	2022	2021
Net cash (used in)/provided by operating activities	$(21,718)	$19,209	$68,263
Net cash used in investing activities	(29,965)	(6,862)	(476)
Net cash provided by/(used in) financing activities	1,319	(8,822)	(37,977)
Net (decrease)/increase in cash and cash equivalents	$(50,364)	$3,525	$29,810

During fiscal 2023, we used a portion of the $25 million term-loan proceeds and existing cash and cash equivalents on hand to fund the $25 million Acquisition, build up inventory levels by $19 million, pay $13.3 million in purchases and retirement of common stock, $9.6 million in cash dividends, $5.4 million for the development of our new cloud-based ERP system, $4.2 million capital expenditures to enhance our business systems and facilities, and $492,000 in life insurance premiums on Company-owned life insurance policies. Company-owned life insurance policies are in place to compensate us for the loss of key employees and to facilitate business continuity.

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

Our most significant ongoing short-term cash requirements relate primarily to funding operations (including expenditures for inventory, lease payments and payroll), quarterly dividend payments and capital expenditures related primarily to our ERP project, showroom renovations and upgrading systems, buildings and equipment. The timing of our working capital needs can vary greatly depending on demand for and availability of raw materials and imported finished goods but is generally the greatest in the mid-summer as a result of inventory build-up for the traditional fall selling season. Long-term cash requirements relate primarily to funding lease payments.

While we generally fund short-term and long-term cash requirements with cash from operating activities, during fiscal 2023, at various times we borrowed and repaid amounts totaling $36.2 million on our revolving line of credit. We believe our primary sources of liquidity will satisfy our cash requirements over both the short-term (the next twelve months) and long-term.

Loan Agreements and Revolving Credit Facility

On July 26, 2022, we entered into the Fourth Amendment to the Second Amended and Restated Loan Agreement (the “Amendment”) with Bank of America, N.A. (“BofA”) to replenish cash used to make the Sunset Acquisition. The Second Amended and Restated Loan Agreement dated as of September 29, 2017, had previously been amended by a First Amendment to Second Amended and Restated Loan Agreement dated as of January 31, 2019, a Second Amendment to Second Amended and Restated Loan Agreement dated as of November 4, 2020, and a Third Amendment to Second Amended and Restated Loan Agreement dated as of January 27, 2021 (as so amended, the “Existing Loan Agreement”). Details of the individual credit facilities provided for in the Amendment are as follows:

■

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

■

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

We may prepay any outstanding principal amounts borrowed under either the Secured Term Loan or the Unsecured Term Loan at any time, without penalty provided that any payment is accompanied by all accrued interest owed. As of January 29, 2023, $6.3 million was outstanding under the Unsecured Term Loan, and $18 million was outstanding under the Secured Term Loan.

We incurred $37,500 in debt issuance costs in connection with our term loans. As of January 29, 2023, unamortized loan costs of $33,750 were netted against the carrying value of our term loans on our condensed consolidated balance sheets.

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

We were in compliance with each of these financial covenants at January 29, 2023 and expect to remain in compliance with existing covenants for the foreseeable future.

Revolving Credit Facility Availability

As of January 29, 2023, we had $26.4 million available under our $35 million Existing Revolver to fund working capital needs. Standby letters of credit in the aggregate amount of $8.6 million, used to collateralize certain insurance arrangements and for imported product purchases, were outstanding under the Existing Revolver as of January 29, 2023. There were no additional borrowings outstanding under the Existing Revolver as of January 29, 2023.

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

Through the end of fiscal 2023, we had used approximately $13.3 million of the authorization to purchase 819,632 of our common shares (at an average price of $16.27 per share), with approximately $6.7 million remaining available for future purchases under the authorization as of the end of the fiscal 2023.

Capital Expenditures

We expect to spend between $2.5-$3.5 million in capital expenditures in fiscal 2024 to maintain and enhance our operating systems and facilities.

Enterprise Resource Planning

During calendar 2021, our Board of Directors approved an upgrade to our current ERP system and implementation efforts began shortly thereafter. The ERP system went live at Sunset West in December 2022 and is expected to go-live in our legacy Hooker divisions in fiscal 2024, with the Home Meridian segment following afterwards. To complete the ERP system implementation as anticipated, we will be required to expend significant financial and human resources. We anticipate spending approximately $4.0 million in fiscal 2024, with a significant amount of time invested by our associates.

Material Capital Commitments

Our material capital commitments primarily consist of term loan and lease payments.

Contractual term-loan and interest payments assuming identical effective interest rates as of the end of fiscal 2023 are expected to be $2.7 million in fiscal 2024, $2.6 million in fiscal 2025, $2.5 million in fiscal 2026, $2.5 million in fiscal 2027 and $19.2 million in fiscal 2028 including the payoff of $18 million Secured Term Loan.

We lease office space, warehousing facilities, showroom space and office equipment under leases expiring over the next five years. Future minimum annual commitments under leases and operating agreements are $10 million in fiscal 2024, $10.1 million in fiscal 2025, $10.2 million in fiscal 2026, $10.3 million in fiscal 2027 and $8.9 in fiscal 2028.

Dividends

We declared and paid dividends of $0.82 per share or approximately $9.6 million in fiscal 2023, an increase of 10.8% or $0.08 per share compared to $0.74 per share in fiscal 2022.

On March 3, 2023, our Board of Directors declared a quarterly cash dividend of $0.22 per share, payable on March 31, 2023 to shareholders of record at March 17, 2023.

Our Board of Directors will continue to evaluate the appropriateness of the current dividend rate considering our performance and economic conditions in future quarters.

Recently Issued Accounting Pronouncements

No new accounting pronouncements were adopted in fiscal 2023 and none are expected to be adopted in fiscal 2024. We reviewed newly issued accounting pronouncements and concluded they are either not applicable to our business or are not expected to have a material effect on our consolidated financial statements as a result of future adoption.

Outlook

Economic indicators remain mixed. We are encouraged by the stabilization of global supply chain dynamics, some moderation of inflation and continuing strength in employment levels, but concerned about possible instability in global banking, interest rates and the stock market. Other headwinds include retailers delaying shipments due to temporarily high inventory levels, and the regulatory uncertainty with respect to anti-tipping standards on bedroom storage furniture, which we believe negatively impacted incoming order rates in the fiscal 2024 first quarter, especially from larger customers of our Home Meridian segment. Based on recent developments, it appears the tip-over issue is near resolution and we do not expect it to have a long-term impact on demand or product costs.

As the industry returns to more typical demand and supply chain constraints continue to improve, previously astronomical ocean freight rates have declined, and appear to have stabilized. We expect to begin realizing cost savings and improved margins as the year progresses as we sell though our existing, higher-cost inventory and replenish with goods carrying lower freight charges.

There is significant momentum at Home Meridian with meaningful new placements with major customers. We expect the product commitments made by customers will positively affect the current fiscal year, helping put HMI on the path for solid and sustainable profitability. With the opening of our new Hooker Legacy Showroom and our first Spring High Point Market in the renovated HMI and Portfolio showrooms, we expect an exciting, well-attended furniture market next week. We believe our new High Point and Las Vegas showrooms and plans to show at the Atlanta Market this summer present an opportunity for us to get our brands in front of more customers and prospects in the next 12 months than at any time in our history.

Critical Accounting Policies and Estimates

The methods, estimates and judgments we use in applying our most critical accounting policies have a significant impact on the results we report in our consolidated financial statements. Critical accounting estimates are those that involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on our financial condition and results of operations. Specific areas requiring the application of management’s estimates and judgments include, among others, revenue recognition, inventory valuation, assumptions pertaining to valuation of goodwill and intangible assets and useful lives of long-lived assets. Accordingly, a different financial presentation could result depending on the judgments, estimates or assumptions that are used. However, we do not believe that actual results will deviate materially from our estimates related to our accounting policies described below but because application of these accounting policies involves the exercise of judgment and the use of assumptions as to future uncertainties, actual results could differ materially from these estimates. Therefore, we consider an understanding of the variability and judgment required in making these estimates and assumptions to be critical in fully understanding and evaluating our reported financial results.

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

Acquisition of Sunset West.

The acquisition of Sunset West was accounted for using the acquisition method of accounting in accordance with ASC Topic 805, Business Combinations. The acquisition method of accounting involved the allocation of the $26.0 million purchase price to the estimated fair values of the assets acquired and liabilities assumed. The $26.0 million in assets acquired included a customer relationships intangible asset with an acquisition-date fair value of $10.4 million. The allocation process involved the use of estimates and assumptions made in connection with estimating the fair value of assets acquired and liabilities assumed including cash flows expected to be derived from the use of the asset including projected cash flows, the timing of such cash flows, the remaining useful life of assets, royalty rates and applicable discount rates. Inputs used are generally obtained from historical data supplemented by current and anticipated market conditions and growth rates. If the actual results differ from the estimates and judgements used in these fair values, the amounts recorded in the Consolidated Financial Statements could result in a possible impairment of these assets or require acceleration of the amortization expense of finite-lived intangible assets.

Inventory

Inventories, consisting of finished furniture for sale, raw materials, manufacturing supplies and furniture in process, are stated at the lower of cost, or market value, with cost determined using the last-in, first-out (LIFO) method. Under this method, inventory is valued at cost, which is determined by applying a cumulative index to current year inventory dollars.

We review inventories on hand and record an allowance for slow-moving and obsolete inventory based on historical experience, current sales trends and market conditions, expected sales and other factors. When we identify inventory that is unlikely to be sold or that has a cost basis in excess of its net realizable value, we record a write-down to reduce the carrying amount of inventory to its estimated net realizable value. In fiscal 2023, we recorded $24.4 million inventory write down on the ACH and other excess inventories related to the exit of ACH business unit and repositioning of PRI business unit as a direct-container only business model. These estimates and assumptions were based on then current inventory levels, industry discounting levels, current demand, and offers to purchase these inventories.

Concentrations of Sourcing Risk

In fiscal 2023, imported products sourced from Vietnam and China accounted for 91% of our import purchases and our top five suppliers in Vietnam and China accounted for 50% of our fiscal 2023 import purchases. A disruption in our supply chain, or from Vietnam or China in general, could significantly impact our ability to fill customer orders for products manufactured in those countries. Our supply chain could be adversely impacted by the uncertainties of health concerns and governmental restrictions. In some cases, we were able to provide substitutions using inventory on hand, in-transit and from our domestic warehouses, but not enough to entirely mitigate the lost sales. Supply disruptions and delays on selected items could occur for six months or longer before the impact of remedial measures would be reflected in our results. If we are unsuccessful in obtaining those products from other sources or at comparable cost, a disruption in our supply chain from our largest import furniture suppliers, or from Vietnam or China in general, could adversely affect our sales, earnings, financial condition and liquidity.

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

Interest Rate Risk

Borrowings under the Existing Revolver, the Secured Term Loan and the Unsecured Term loan bear interest based on BSBY plus 1.00%, BSBY plus 0.90% and BSBY plus 1.40%, respectively. As such, these debt instruments expose us to market risk for changes in interest rates. There was no outstanding balance under the Existing Revolver as of January 29, 2023 other than standby letters of credit in the amount of $8.6 million. As of January 29, 2023, $24.3 million was outstanding under our term loans. A 1% increase in the BSBY rate would result in an annual increase in interest expenses on our terms loans of approximately $237,000.

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

ITEM 9.         CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.      CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended January 29, 2023. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of January 29, 2023, the end of the period covered by this annual report, to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to the Company’s management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure and are effective to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Management’s Report on Internal Control over Financial Reporting

In accordance with Section 404 of the Sarbanes-Oxley Act and SEC rules thereunder, management has conducted an assessment of our internal control over financial reporting as of January 29, 2023, based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s report regarding that assessment is included on page F-2 of this report, with our consolidated financial statements, and is incorporated herein by reference.

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

Changes in Internal Control over Financial Reporting

On January 31, 2022, we closed on the acquisition of substantially all of the assets of Sunset HWM, LLC (“Sunset West"). As permitted by SEC guidance for newly acquired businesses, we excluded Sunset West’s operations from the scope of our Sarbanes-Oxley Section 404 report on internal controls over financial reporting for the year ending January 29, 2023. We expect to complete the implementation of our internal control structure at Sunset West in fiscal 2024.

As previously discussed, during the fourth quarter of fiscal 2023 we implemented a new ERP system at Sunset West. As mentioned above, we were not required to include Sunset West’s operations in the scope of our Sarbanes-Oxley Section 404 report on internal controls over financial reporting (ICFR) for the year ending January 29, 2023. Consequently, this implementation did not result in material changes to our ICFR. These system changes were not undertaken in response to any actual or perceived deficiencies in our ICFR.

There have been no changes in our internal control over financial reporting during the fiscal quarter ended January 29, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.      OTHER INFORMATION

None.

ITEM 9C.      DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not Applicable.

Hooker Furnishings Corporation

Part III

In accordance with General Instruction G (3) of Form 10-K, most of the information called for by Items 10, 11, 12, 13 and 14 of Part III will be incorporated by reference to the Company’s definitive Proxy Statement for its Annual Meeting of Shareholders scheduled to be held June 6, 2023 (the “2023 Proxy Statement”), as set forth below.

ITEM 10.       DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information relating to our directors will be set forth under the caption “Proposal One-Election of Directors” in the 2023 Proxy Statement and is incorporated herein by reference.

Information relating to our executive officers is included in Part I of this report under the caption “Information about our Executive Officers” and is incorporated herein by reference.

Information relating to compliance with Section 16(a) of the Exchange Act will be set forth under the caption “Delinquent Section 16(a) Reports” in the 2023 Proxy Statement and is incorporated herein by reference.

Information relating to the code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions will be set forth under the caption “Code of Business Conduct and Ethics” in the 2023 Proxy Statement and is incorporated herein by reference.

Information relating to material changes, if any, in the procedures by which shareholders may recommend nominees for our Board of Directors will be set forth under the caption “Procedures for Shareholder Recommendations of Director Nominees” in the 2023 Proxy Statement and is incorporated herein by reference.

Information relating to the Audit Committee of our Board of Directors, including the composition of the Audit Committee and the Board’s determinations concerning whether certain members of the Audit Committee are “financial experts” as that term is defined under Item 407(d)(5) of Regulation S-K will be set forth under the captions “Corporate Governance” and “Audit Committee” in the 2023 Proxy Statement and is incorporated herein by reference.

ITEM 11.       EXECUTIVE COMPENSATION

Information relating to this item will be set forth under the captions “Report of the Compensation Committee,” “Executive Compensation” and “Director Compensation” in the 2023 Proxy Statement and is incorporated herein by reference.

ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Information relating to this item will be set forth under the captions “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management” in the 2023 Proxy Statement and is incorporated herein by reference.

ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information relating to this item will be set forth in the last two paragraphs under the caption “Audit Committee” and the caption “Corporate Governance” in the 2023 Proxy Statement and is incorporated herein by reference.

ITEM 14.       PRINCIPAL ACCOUNTING FEES AND SERVICES

Information relating to this item will be set forth under the caption “Proposal Two - Ratification of Selection of Independent Registered Public Accounting Firm” in the 2023 Proxy Statement and is incorporated herein by reference.

Hooker Furnishings Corporation

Part IV

ITEM 15.       EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)         Documents filed as part of this report on Form 10-K:

(1)         The following reports and financial statements are included in this report on Form 10-K:

Management’s Report on Internal Control Over Financial Reporting

Reports of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of January 29, 2023 and January 30, 2022

Consolidated Statements of Operations for the fifty-two-week periods ended January 29, 2023, January 30, 2022 and January 31, 2021

Consolidated Statements of Comprehensive (Loss) / Income for the fifty-two-week periods ended January 29, 2023, January 30, 2022 and January 31, 2021

Consolidated Statements of Cash Flows for the fifty-two-week periods ended January 29, 2023, January 30, 2022 and January 31, 2021

Consolidated Statements of Shareholders’ Equity for the fifty-two-week periods ended January 29, 2023, January 30, 2022 and January 31, 2021

Notes to Consolidated Financial Statements

(2)         Financial Statement Schedules:

Financial Statement Schedules have been omitted because the information required has been separately disclosed in the consolidated financial statements or related notes.

(b)         Exhibits:

3.1

Amended and Restated Articles of Incorporation of the Company, as amended September 16, 2021 (incorporated by reference to Exhibit 3.1 of the Company’s Form 10-Q (SEC File No. 000-25349) for the quarter ended October 31, 2021)

3.2

Amended and Restated Bylaws of the Company as amended December 10, 2013 (incorporated by reference to Exhibit 3.2 of the Company’s Form 10-Q (SEC File No. 000-25349) for the fiscal year ended February 2, 2014)

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

10.1(c)

2020 Amendment and Restatement of the Hooker Furniture Corporation Stock Incentive Plan (incorporated by reference to Appendix A of the Company’s Definitive Proxy Statement dated May 8, 2020 (SEC File No. 000-25349))*

10.1(d)

2010 Amended and Restated Hooker Furniture Corporation Supplemental Retirement Income Plan, dated as of June 8, 2010 (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q (SEC File No. 000-25349) for the quarter ended October 31, 2010)*

10.1(e)	Form of Time-Based Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (SEC File No. 000-25349) filed on February 13, 2012)*

10.1(f)	Form of Performance Grant Agreement (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K (SEC File No. 000-25349) filed on February 13, 2012)*

10.1(i)	Form of Performance Share Agreement (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K (SEC File No. 000-25349) filed on May 11, 2018)*

10.1(j)

First Amendment to the 2010 Amended and Restated Hooker Furniture Corporation Supplemental Retirement Income plan (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (SEC File No. 000-25349) filed with the SEC on November 15, 2019)*

10.1(k)

Employment Agreement, dated July 13, 2022, by and between Hooker Furnishings Corporation and Jeremy R. Hoff (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (SEC File No. 000-25349) filed on July 18, 2022).*

10.1(l)

Employment Agreement, dated July 13, 2022, by and between Hooker Furnishings Corporation and Paul A. Huckfeldt (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (SEC File No. 000-25349) filed on July 18, 2022).*

10.1(m)

Employment Agreement, dated July 13, 2022, by and between Hooker Furnishings Corporation and Anne J. Smith (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (SEC File No. 000-25349) filed on July 18, 2022).*

10.1(n)

Employment Agreement, dated July 13, 2022, by and between Hooker Furnishings Corporation and Tod R. Phelps (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (SEC File No. 000-25349) filed on July 18, 2022).*

10.2(a)

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

Third Amendment to Second Amended and Restated Loan Agreement, dated as of January 27, 2021, between Bank of America, N.A. and Hooker Furniture Corporation, Bradington-Young, LLC, Sam Moore Furniture LLC and Home Meridian Group, LLC (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K (SEC File No. 000-25349) filed on January 28, 2021)

10.2(e)

Fourth Amendment to Second Amended and Restated Loan Agreement, dated as of July 26, 2022, between Bank of America, N.A. and Hooker Furnishings Corporation, Bradington-Young, LLC, Sam Moore Furniture LLC and Home Meridian Group, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (SEC File No. 000-25349) filed on July 28, 2022).

10.2(f)

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

The following financial statements from the Company's Annual Report on Form 10-K for the fiscal year ended January 29, 2023, formatted in Interactive Extensible Business Reporting Language (“IXBRL”): (i) consolidated balance sheets, (ii) consolidated statements of operations, (iii) consolidated statements of comprehensive income, (iv) consolidated statements of cash flows, (v) consolidated statements of shareholders’ equity and (vi) the notes to the consolidated financial statements, tagged as blocks of text (filed herewith)

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

HOOKER FURNISHINGS CORPORATION

April 14, 2023	/s/ Jeremy R. Hoff
Jeremy R. Hoff
Chief Executive Officer and Director (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jeremy R. Hoff	Chief Executive Officer and	April 14, 2023
Jeremy R. Hoff	Director (Principal Executive Officer)

/s/ Paul A. Huckfeldt	Senior Vice President - Finance and Accounting	April 14, 2023
Paul A. Huckfeldt	and Chief Financial Officer (Principal
Financial and Accounting Officer)

/s/ W. Christopher Beeler, Jr	Director	April 14, 2023
W. Christopher Beeler, Jr.

/s/ Maria C. Duey	Director	April 14, 2023
Maria C. Duey

/s/ Paulette Garafalo	Director	April 14, 2023
Paulette Garafalo

/s/ Christopher L. Henson	Director	April 14, 2023
Christopher L. Henson

/s/ Tonya H. Jackson	Director	April 14, 2023
Tonya H. Jackson

/s/ Ellen C. Taaffe	Director	April 14, 2023
Ellen C. Taaffe

/s/ Henry G. Williamson, Jr.	Director (Board Chair)	April 14, 2023
Henry G. Williamson, Jr.

HOOKER FURNISHINGS CORPORATION AND SUBSIDIARIES

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Shareholders of

Hooker Furnishings Corporation

Martinsville, Virginia

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Securities Exchange Act Rule 13a-15(f). Under the supervision and with the participation of management, including the principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the Company’s evaluation under that framework, management concluded that the Company’s internal control over financial reporting was effective as of January 29, 2023.

The effectiveness of the Company’s internal control over financial reporting as of January 29, 2023 has been audited by KPMG LLP, the Company’s independent registered public accounting firm, as stated in their report which is included herein.

Jeremy R. Hoff

Chief Executive Officer and Director

(Principal Executive Officer)

April 14, 2023

Paul A. Huckfeldt

Senior Vice President – Finance and Accounting

and Chief Financial Officer

(Principal Financial and Accounting Officer)

April 14, 2023

Report of Independent Registered Public Accounting Firm

To the Shareholders and

Board of Directors

Hooker Furnishings Corporation:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Hooker Furnishings Corporation and subsidiaries (the Company) as of January 29, 2023 and January 30, 2022, the related consolidated statements of operations, comprehensive (loss)/income, shareholders’ equity, and cash flows for each of the years in the three-year period ended January 29, 2023, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of January 29, 2023 and January 30, 2022, and the results of its operations and its cash flows for each of the years in the three-year period ended January 29, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of January 29, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated April 14, 2023 expressed an unqualified on the effectiveness of the Company’s internal control over financial reporting.

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

Acquisition date fair value of customer relationships intangible asset

As discussed in Notes 1 and 4 to the consolidated financial statements, on January 31, 2022, the Company acquired substantially all assets of Sunset HWM, LLC for consideration of approximately $26.0 million. As a result of the transaction, the Company acquired a customer relationships intangible asset with an acquisition date fair value of $10.4 million.

We identified the evaluation of the acquisition date fair value of the customer relationships intangible asset as a critical audit matter. There was a high degree of auditor judgment in evaluating certain assumptions included in the discounted cash flow model used to estimate the acquisition date fair value of the customer relationships intangible asset. Specifically, subjective and complex auditor judgment was required to evaluate the projected cash flows and discount rate assumptions. Additionally, the evaluation of the discount rate assumption required specialized skills and knowledge.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the acquisition date fair value of the customer relationships intangible asset. This included controls related to the review of the projected cash flows and the discount rate. We evaluated the reasonableness of the projected cash flows used by the Company by comparing them to cash flows of similar operating segments of the Company and to actual post-acquisition results. We performed sensitivity analyses over the projected cash flows and discount rate to assess the impact of changes in those assumptions on the Company’s determined fair value. We involved valuation professionals with specialized skills and knowledge, who assisted in evaluating the Company’s discount rate by comparing it to a discount rate that was independently developed using publicly available market data for comparable entities.

We have served as the Company’s auditor since 2003.

Raleigh, North Carolina

April 14, 2023

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Hooker Furnishings Corporation:

Opinion on Internal Control Over Financial Reporting

We have audited Hooker Furnishings Corporation and subsidiaries' (the Company) internal control over financial reporting as of January 29, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 29, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of January 29, 2023 and January 30, 2022, the related consolidated statements of operations, comprehensive (loss)/income, shareholders’ equity, and cash flows for each of the years in the three-year period ended January 29, 2023, and the related notes (collectively, the consolidated financial statements), and our report dated April 14, 2023 expressed an unqualified opinion on those consolidated financial statements.

The Company acquired Sunset HWM, LLC during 2022, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of January 29, 2023, Sunset HWM, LLC’s internal control over financial reporting associated with total assets of $39.1 million and total revenues of $27.0 million included in the consolidated financial statements of the Company as of and for the year ended January 29, 2023. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of Sunset HWM, LLC.

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

Raleigh, North Carolina
April 14, 2023

HOOKER FURNISHINGS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)

As of	January 29,	January 30,
	2023	2022
Assets
Current assets
Cash and cash equivalents	$19,002	$69,366
Trade accounts receivable, net (See notes 5 and 6)	62,129	73,727
Inventories (see note 7)	96,675	75,023
Income tax recoverable	3,079	4,361
Prepaid expenses and other current assets	6,418	5,237
Total current assets	187,303	227,714
Property, plant and equipment, net (See note 8)	27,010	28,058
Cash surrender value of life insurance policies (See note 11)	27,576	26,479
Deferred taxes (See note 17)	14,484	11,612
Operating leases right-of-use assets (See note 12)	68,949	51,854
Intangible assets, net (See note 10)	31,779	23,853
Goodwill (See note 10)	14,952	490
Other assets (See note 9)	9,663	4,499
Total non-current assets	194,413	146,845
Total assets	$381,716	$374,559

Liabilities and Shareholders’ Equity
Current liabilities
Current portion of long-term debt (See note 13)	$1,393	$-
Trade accounts payable	16,090	30,916
Accrued salaries, wages and benefits	9,290	7,141
Customer deposits	8,511	7,145
Current portion of operating lease liabilities (See note 12)	7,316	7,471
Other accrued expenses	7,438	4,264
Total current liabilities	50,038	56,937
Long term debt (See note 13)	22,874	-
Deferred compensation (See note 14)	8,178	9,924
Operating lease liabilities (See note 12)	63,762	46,570
Other long-term liabilities (See note 4)	843	-
Total long-term liabilities	95,657	56,494
Total liabilities	145,695	113,431

Shareholders’ equity
Common stock, no par value, 20,000 shares authorized, 11,197 and 11,922 shares issued and outstanding on each date	50,770	53,295
Retained earnings	184,386	207,884
Accumulated other comprehensive loss	865	(51)
Total shareholders’ equity	236,021	261,128
Total liabilities and shareholders’ equity	$381,716	$374,559

See accompanying Notes to Consolidated Financial Statements.

HOOKER FURNISHINGS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

For the 52 Week Periods Ended January 29, 2023, January 30, 2022 and January 31, 2021

	2023	2022	2021

Net sales	$583,102	$593,612	$540,081

Cost of sales	461,056	488,508	426,810
Inventory valuation expense (See note 3)	28,752	3,402	523

Gross profit	93,294	101,702	112,748

Selling and administrative expenses	95,815	84,475	80,410
Goodwill impairment charges	-	-	39,568
Trade name impairment charges	13	-	4,750
Intangible asset amortization	3,512	2,384	2,384

Operating (loss)/income	(6,046)	14,843	(14,364)

Other income, net	416	373	336
Interest expense, net	519	110	540

(Loss)/income before income taxes	(6,149)	15,106	(14,568)

Income tax (benefit)/expense	(1,837)	3,388	(4,142)

Net (loss)/income	$(4,312)	$11,718	$(10,426)

(Loss)/earnings per share:
Basic	$(0.37)	$0.99	$(0.88)
Diluted	$(0.37)	$0.97	$(0.88)

Weighted average shares outstanding:
Basic	11,593	11,852	11,822
Diluted	11,593	11,970	11,822

Cash dividends declared per share	$0.82	$0.74	$0.66

See accompanying Notes to Consolidated Financial Statements.

HOOKER FURNISHINGS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) / INCOME
(In thousands)

For the 52 Week Periods Ended January 29, 2023, January 30, 2022 and January 31, 2021

	2023	2022	2021

Net (Loss)/Income	$(4,312)	$11,718	$(10,426)
Other comprehensive income:
Amortization of actuarial gain /(loss)	1,204	994	(125)
Income tax effect on amortization	(288)	(237)	30
Adjustments to net periodic benefit cost	916	757	(95)

Total Comprehensive (Loss)/Income	$(3,396)	$12,475	$(10,521)

See accompanying Notes to Consolidated Financial Statements.

HOOKER FURNISHINGS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

For the 52 Week Periods Ended January 29, 2023, January 30, 2022 and January 31, 2021

	2023	2022	2021
Operating Activities:
Net (loss)/income	$(4,312)	$11,718	$(10,426)
Adjustments to reconcile net income to net cash provided by operating activities:
Inventory valuation expense	28,752	3,402	523
Goodwill and intangible asset impairment charges	-	-	44,318
Depreciation and amortization	8,829	7,814	6,778
Loss/(Gain) on disposal of assets	94	(18)	-
Deferred income tax expense/(benefit)	(3,160)	2,323	(11,262)
Non-cash restricted stock and performance awards	1,244	(28)	1,741
Provision for doubtful accounts and sales allowances	(3,673)	45	4,686
Gain on life insurance policies	(1,179)	(1,008)	(1,207)
Changes in assets and liabilities:
Trade accounts receivable	16,831	9,518	(323)
Inventories	(47,827)	(8,265)	22,131
Income tax recoverable	1,283	(4,361)	751
Prepaid expenses and other current assets	(5,711)	(4,400)	515
Trade accounts payable	(15,781)	(1,312)	6,686
Accrued salaries, wages and benefits	2,148	76	2,204
Accrued income taxes	-	(501)	501
Customer deposits	(1,911)	2,890	904
Operating lease assets and liabilities	(57)	708	888
Other accrued expenses	3,254	908	(856)
Deferred compensation	(542)	(300)	(289)
Net cash (used in)/provided by operating activities	(21,718)	19,209	68,263

Investing Activities:
Acquisition	(25,274)	-	-
Purchases of property, plant and equipment	(4,199)	(6,692)	(1,210)
Proceeds from sale of property and equipment	-	18	-
Premiums paid on life insurance policies	(492)	(560)	(555)
Proceeds received on life insurance policies	-	372	1,289
Net cash used in investing activities	(29,965)	(6,862)	(476)

Financing Activities:
Proceeds from long-term loans	25,000	-	-
Payments for long-term loans	(700)	-	(30,139)
Proceeds from revolving credit facility	36,190	-	-
Payments for revolving credit facility	(36,190)	-	-
Debt issuance cost	(37)	-	-
Purchase and retirement of common stock	(13,342)	-	-
Cash dividends paid	(9,602)	(8,822)	(7,838)
Net cash provided by/(used in) financing activities	1,319	(8,822)	(37,977)

Net (decrease)/increase in cash and cash equivalents	(50,364)	3,525	29,810
Cash and cash equivalents at the beginning of year	69,366	65,841	36,031
Cash and cash equivalents at the end of year	$19,002	$69,366	$65,841

Supplemental schedule of cash flow information:
Interest paid, net	$642	$-	$444
Income taxes paid, net	101	5,888	5,872

Supplemental schedule of noncash investing activities:
Increase in lease liabilities arising from obtaining right-of-use assets	25,241	24,513	2,236
Increase in property and equipment through accrued purchases	128	15	33

See accompanying Notes to Consolidated Financial Statements.

HOOKER FURNISHINGS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In thousands, except per share data)

For the 52 Week Periods Ended January 29, 2023, January 30, 2022 and January 31, 2021

				Accumulated
				Other	Total
	Common Stock		Retained	Comprehensive	Shareholders'
	Shares	Amount	Earnings	Income / (Loss)	Equity
Balance at February 2, 2020	11,838	$51,582	$223,252	$(713)	$274,121

Net loss			$(10,426)		$(10,426)
Unrealized loss on defined benefit plan, net of tax of $30				$(95)	(95)
Cash dividends paid and accrued ($0.66 per share)			(7,838)		(7,838)
Restricted stock grants, net of forfeitures	50	$169			169
Restricted stock compensation cost		809			809
Performance-based restricted stock units cost		763			763
Balance at January 31, 2021	11,888	$53,323	$204,988	$(808)	$257,503

Net income			$11,718		$11,718
Unrealized gain on defined benefit plan, net of tax of $237				$757	757
Cash dividends paid and accrued ($0.74 per share)			(8,822)		(8,822)
Restricted stock grants, net of forfeitures	34	$(126)			(126)
Restricted stock compensation cost		1,074			1,074
Performance-based restricted stock units cost		502			502
PSU awards		(1,478)			(1,478)
Balance at January 30, 2022	11,922	$53,295	$207,884	$(51)	$261,128

Net loss			$(4,312)		$(4,312)
Unrealized gain on defined benefit plan, net of tax of $288				916	916
Cash dividends paid and accrued ($0.82 per share)			(9,602)		(9,602)
Purchase and retirement of common stock	(820)	(3,770)	(9,584)		(13,354)
Restricted stock grants, net of forfeitures	95	(101)			(101)
Restricted stock compensation cost		1,266			1,266
Performance-based restricted stock units cost		606			606
PSU awards		(526)			(526)
Balance at January 29, 2023	11,197	$50,770	$184,386	$865	$236,021

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

For financial reporting purposes, we are organized into three operating segments and “All Other”, which includes the remainder of our businesses:

■	Hooker Branded, consisting of the operations of our imported Hooker Casegoods and Hooker Upholstery businesses;
■	Home Meridian, a stand-alone, mostly autonomous business that serves a different type or class of customer than do our other operating segments and at much lower margins;
■	Domestic Upholstery, which includes the domestic upholstery manufacturing operations of Bradington-Young, HF Custom (formerly Sam Moore), Shenandoah Furniture and Sunset West; and
■	All Other, consisting of H Contract and Lifestyle Brands. Neither of these operating segments were individually reportable; therefore, we combined them in “All Other” in accordance with ASC 280.

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

Reserves for customer allowances comprise the majority of the reduction of our gross trade accounts receivable to the estimated fair value reported on the face of our financial statements. We regularly review and revise customer allowances based on unprocessed claims received and current and historical activity and any agreements made with specific customers. Historically, in the Home Meridian segment, Clubs channel customers drove most of the customer allowance activity due to their consumer-facing product return policies. We based anticipated future claims on historical experience with these customers.

We regularly review and revise accounts receivable for doubtful accounts based upon historical bad debts. If the financial condition of a customer or customers were to deteriorate, resulting in an impairment of their ability to make payments, additional bad debt allowances may be required. In the event a receivable is determined to be potentially uncollectible, we engage collection agencies or law firms to attempt to collect amounts owed to us after all internal collection attempts have ended. Once we have determined the receivable is uncollectible, it is charged against the allowance for doubtful accounts.

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

Inventories

Inventories, consisting of finished furniture for sale, raw materials, manufacturing supplies and furniture in process, are stated at the lower of cost, or market value, with cost determined using the last-in, first-out (LIFO) method. Under this method, inventory is valued at cost, which is determined by applying a cumulative index to current year inventory dollars. We believe the use of the LIFO method results in a better matching of costs and revenues. We review inventories on hand and record an allowance for slow-moving and obsolete inventory based on historical experience and expected sales.

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

Operating lease right-of-use ("ROU") assets and liabilities are recognized on the adoption date based on the present value of lease payments over the remaining lease term. As interest rates are not explicitly stated or implicit in any of our leases, we utilized our incremental borrowing rate at the adoption date of February 4, 2019. For leases without explicitly stated or implicit interest rates that commenced after the adoption date and before July 2022, we used our incremental borrowing rate which was one-month LIBOR at the lease commencement date plus 1.5%. When we entered into the new loan agreement, our incremental borrowing rate for unsecured term loan became the current BSBY rate plus 1.40%. We use this rate as the discount rate for leases commenced in July 2022 and thereafter. ROU assets also include any lease payments made and exclude lease incentives. Lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option.

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

Intangible Assets and Goodwill

We own both definite-lived (amortizable) assets and indefinite-lived intangible assets. Our amortizable intangible assets are related to the Shenandoah, Sunset West and Home Meridian acquisitions and includes customer relationships and trademarks. Our indefinite lived assets include goodwill related to the Shenandoah and Sunset acquisitions, as well as the Bradington-Young and Sam Moore tradenames. We may acquire additional amortizable assets and/or indefinite lived intangible assets in the future. Our indefinite-lived intangible assets are not amortized but are tested for impairment annually or more frequently if events or circumstances indicate that the asset might be impaired.

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

Cash Surrender Value of Life Insurance Policies

We own seventy-four life insurance policies on certain of our current and former executives and other key employees. These policies had a carrying value of $27.8 million at January 29, 2023 and have a face value of approximately $56 million as of that date. Proceeds from the policies are used to fund certain employee benefits and for other general corporate purposes. We account for life insurance as a component of employee benefits cost. Consequently, the cost of the coverage and any resulting gains or losses related to those insurance policies are recorded as a decrease or increase to operating income. Cash payments that increase the cash surrender value of these policies are classified as investing outflows on the Consolidated Statements of Cash Flows, with amounts paid in excess of the increase in cash surrender value included in operating activities. Gains on life insurance policies, which typically occur at the time a policy is redeemed, are included in the reconciliation of net income to net cash used in or provided by operating activities.

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

Net sales are comprised of gross revenues from sales of home furnishings and hospitality furniture products and are recorded net of allowances for trade promotions, estimated product returns, rebate advertising programs and other discounts. Physical product returns are very rare due to the high probability of damages to our products in return transit. Other revenues, primarily royalties, are immaterial to our overall results. Payment is typically due within 30-60 days of shipment for customers qualifying for payment terms. Collectability is reasonably assured since we extend credit to customers for whom we have performed credit evaluations and/or from whom we have received a down payment or deposit. Due to the highly-customized nature of our hospitality products, we typically require substantial prepayments on these orders, with the balance due within 30 days of delivery. For our outdoor furnishings, most orders require a 50% deposit upon order and the balance when production is started.

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

Advertising

We offer advertising programs to qualified dealers under which we may provide signage, catalogs and other marketing support to our dealers and may reimburse some advertising and other costs incurred by our dealers in connection with promoting our products. The cost of these programs does not exceed the fair value of the benefit received. We charge the cost of point-of-purchase materials (including signage, catalogs, and fabric and leather swatches) to selling and administrative expense as incurred. Advertising costs charged to selling and administrative expense for fiscal years 2023, 2022 and 2021 were $2.0 million, $1.9 million, and $2.1 million, respectively. The costs for other advertising allowance programs are charged against net sales. We also have arrangements with some dealers to reimburse them for a portion of their advertising costs, which provides advertising benefits to us. Costs for these arrangements are expensed as incurred and are netted against net sales in our consolidated statements of operations and comprehensive income.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of: (i) assets and liabilities, including disclosures regarding contingent assets and liabilities at the dates of the financial statements; and (ii) revenue and expenses during the reported periods. Significant items subject to such estimates and assumptions include inventory reserves, useful lives of fixed and intangible assets; allowance for doubtful accounts; deferred tax assets; the valuation of fixed assets and goodwill; our pension and supplemental retirement income plans; and stock-based compensation. These estimates and assumptions are based on our best judgments. We evaluate these estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, which we believe to be reasonable under the circumstances. We adjust our estimates and assumptions as facts and circumstances dictate. Actual results could differ from our estimates.

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

In the notes to the consolidated financial statements, references to the:

■	2023 fiscal year and comparable terminology mean the fiscal year that began January 31, 2022 and ended January 29, 2023;
■	2022 fiscal year and comparable terminology mean the fiscal year that began February 1, 2021 and ended January 30, 2022;
■	2021 fiscal year and comparable terminology mean the fiscal year that began February 3, 2020 and ended January 31, 2021.

NOTE 3 – INVENTORY VALUATION CHARGES

We recorded inventory valuation charges of $28.8 million, $3.4 million and $523,000, respectively, in each of fiscal 2023, fiscal 2022 and fiscal 2021 for slow-moving and obsolete inventory. During the fourth quarter of fiscal 2023, we recorded net inventory valuation charges of approximately $24.4 million to write down the value of ACH and PRI inventories and other excess inventories to market, including excess Samuel Lawrence Furniture brand inventories. Management approved a plan to exit the Accentrics Home (ACH) e-commerce brand of the Home Meridian segment along with repositioning the Prime Resources International (PRI) brand as a direct-container only business model at the end of fiscal 2023. Due to historically high freight costs on these inventories, high handling costs, current demand and industry discounting levels, as well as our current inventory levels, management determined that a viable and profitable market for these products didn’t exist and was unwilling to continue to incur additional lease, warehouse, labor and other costs to store and sell aging inventory below cost. These inventory valuation charges were included as a separate line item below cost of goods sold in the Consolidated Statement of Operations.

NOTE 4 – ACQUISITION

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

In accordance with FASB Accounting Standards Codification Topic 805, “Business Combinations” (“ASC 805”), the Sunset Acquisition has been accounted for using the acquisition method of accounting. We recorded assets acquired, including identifiable intangible assets, and liabilities assumed, from Sunset West at their respective fair values at the date of completion of the Sunset Acquisition. The excess of the purchase price over the net fair value of such assets and liabilities was recorded as goodwill.

The following table summarizes the fair values of the identifiable assets acquired and liabilities assumed in the Sunset Acquisition as of January 29, 2023.

Fair Value Estimates of Assets Acquired and Liabilities Assumed

The consideration and components of our initial fair value allocation of the purchase price paid at closing and in the subsequent net working capital adjustment consisted of the following:

Purchase price consideration

Fair value estimates of assets acquired and liabilities assumed
Purchase price consideration
Cash paid for assets acquired	$23,909
Cash received from the seller for final working capital adjustment	(639)
Escrow	2,003
Fair value of earnout	766
Total purchase price	$26,039

Accounts receivable	$1,560
Inventory	2,577
Prepaid expenses and other current assets	90
Property	7
Intangible assets	11,451
Goodwill	14,462
Customer deposits	(3,276)
Accounts payable	(816)
Accrued expenses	(16)
Total purchase price	$26,039

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

We incurred Sunset Acquisition-related costs of $414,000 in fiscal 2022 and $69,000 in fiscal 2023. These expenses were included in the “Selling and administrative expenses” line of our fiscal 2022 and fiscal 2023 condensed consolidated statements of operations. Sunset West’s results are included in the Domestic Upholstery segment’s results beginning with the fiscal 2023 first quarter, which include $27 million in net sales and $683,000 million of operating income, including $1.1 million in intangible amortization expense for the fiscal 2023.

Results of operations starting from the date of acquisition of Sunset West have been included in our Consolidated Financial Statements for the year ended January 29, 2023. The Sunset West acquisition is not material to our Consolidated Financial Statements, and therefore, supplemental pro forma financial information for the year ended January 29, 2023 and the respective prior year periods related to the acquisition is not included herein.

NOTE 5 – DOUBTFUL ACCOUNTS AND CUSTOMER ALLOWANCES

The activity in the allowance for doubtful accounts was:

	Fifty-Two Weeks Ended
	January 29,	January 30,	January 31,
	2023	2022	2021
Balance at beginning of year	$2,016	$2,338	$903
Non-cash charges to cost and expenses	109	(76)	1,262
Less uncollectible receivables written off, net of recoveries	(356)	(246)	173
Balance at end of year	$1,769	$2,016	$2,338

The activity in customer allowances was:

	Fifty-Two Weeks Ended
	January 29,	January 30,	January 31,
	2023	2022	2021
Balance at beginning of year	$7,284	$6,993	$3,493
Charges to cost and expenses	11,983	23,766	29,243
Less allowances applied	(15,364)	(23,305)	(25,666)
Less uncollectible receivables written off, net of recoveries	(201)	(170)	(77)
Balance at end of year	$3,702	$7,284	$6,993

NOTE 6 – ACCOUNTS RECEIVABLE

	January 29,	January 30,
	2023	2022

Gross accounts receivable	$67,600	$83,027
Customer allowances	(3,702)	(7,284)
Allowance for doubtful accounts	(1,769)	(2,016)
Trade accounts receivable	$62,129	$73,727

NOTE 7 – INVENTORIES

	January 29,	January 30,
	2023	2022
Finished furniture	$115,015	$89,066
Furniture in process	1,943	2,314
Materials and supplies	13,509	13,179
Inventories at FIFO	130,467	104,559
Reduction to LIFO basis	(33,792)	(29,536)
Inventories	$96,675	$75,023

At January 29, 2023 and January 30, 2022 and January 31, 2021, we had $2.4 million and $8.9 million, respectively, in consigned inventories, which are included in the “Finished furniture” line in the table above.

At January 29, 2023 and January 30, 2022, we held $12.3 million and $11.1 million, respectively, in inventory outside of the United States, in Vietnam and China.

NOTE 8 – PROPERTY, PLANT AND EQUIPMENT

	Depreciable Lives	January 29,	January 30,
	(In years)	2023	2022

Buildings and land improvements	15 - 30	$32,723	$32,030
Computer software and hardware	3 - 10	15,887	15,648
Machinery and equipment	10	11,013	10,390
Leasehold improvements	Term of lease	11,894	10,984
Furniture and fixtures	3 - 8	5,991	5,829
Other	5	694	676
Total depreciable property at cost		78,202	75,557
Less accumulated depreciation		(53,427)	(49,077)
Total depreciable property, net		24,775	26,480
Land		1,077	1,077
Construction-in-progress		1,158	501
Property, plant and equipment, net		$27,010	$28,058

Depreciation expense for fiscal 2023, 2022 and 2021 was $5.3 million, $5.4 million and $4.4 million, respectively.

Capitalized Software Costs

Certain costs incurred in connection with developing or obtaining computer software for internal use are capitalized. These costs are amortized over periods of ten years or less. Capitalized software is reported as a component of computer software and hardware above and on the property, plant, and equipment line of our consolidated balance sheets. The activity in capitalized software costs was:

	Fifty-Two Weeks Ended
	January 29,	January 30,	January 31,
	2023	2022	2021
Balance beginning of year	$2,223	$3,211	$4,277
Additions	-	65	33
Amortization expense	(875)	(1,053)	(1,099)
Balance end of year	$1,348	$2,223	$3,211

NOTE 9 – CLOUD COMPUTING HOSTING ARRANGEMENT

We are in the process of implementing a common Enterprise Resource Planning (ERP) system across all divisions. The ERP system went live at Sunset West in December 2022 and is expected to go-live in our legacy Hooker divisions in fiscal 2024, with the Home Meridian segment following afterwards. Based on the provisions of ASU 2018-15, Intangibles — Goodwill and Other — Internal-Use Software, we capitalize implementation costs associated with hosting arrangements that are service contracts. These costs are recorded on “Other noncurrent assets” line of our consolidated balance sheets. Amortization expense commenced as the system went live at Sunset West in the fourth quarter of fiscal 2023. In addition, we recorded capitalized interest of $84,000 as we entered into new term loans in July 2022. Implementation costs are amortized over ten years on a straight-line basis.

The capitalized implementation costs at January 29, 2023 and January 30, 2022 were as follows

	Capitalized Implementation Costs	Capitalized interest expenses

Balance at January 30, 2022	$3,228	$-
Costs capitalized during the period	5,382	84
Accumulated amortization	(12)	(0)
Balance at January 29, 2023	$8,598	$84

NOTE 10 – INTANGIBLE ASSETS AND GOODWILL

Our goodwill, some trademarks and trade names have indefinite useful lives and, consequently, are not subject to amortization for financial reporting purposes but are tested for impairment annually or more frequently if events or circumstances indicate that the asset might be impaired.

Our non-amortizable intangible assets consist of:

■	Goodwill related to the Shenandoah and Sunset West acquisitions; and
■	Trademarks and tradenames related to the acquisitions of Bradington-Young (acquired in 2002), Sam Moore (acquired in 2007) and Home Meridian (acquired in 2016).

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

During the fiscal 2023, we recorded both non-amortizable and amortizable intangible assets because of the Sunset Acquisition. Based on our internal analyses at January 29, 2023, the fair values of our non-amortizable trademarks and trade names exceeded their carrying values and we concluded that Shenandoah and Sunset West goodwill in the Domestic Upholstery segment is not impaired.

Details of our non-amortizable intangible assets are as follows:

Non-amortizable Intangible Assets	Goodwill				Trademarks and trade names
Segment	Home Meridian	Domestic Upholstery		Total	Home Meridian	Domestic Upholstery		Total	Total non-amortizable assets
		Shenandoah	Sunset West			Bradington-Young	Sam Moore
Balance at February, 2020	$23,187	$16,871	$-	$40,058	$11,400	$861	$396	$12,657	$52,715
Impairment Charges	(23,187)	(16,381)	-	(39,568)	(4,750)			(4,750)	(44,318)
Balance at January 31, 2021	-	490	-	490	6,650	861	396	7,907	8,397
				-				-	-
Balance at January 30, 2022	-	490	-	490	6,650	861	396	7,907	8,397
Acquisition	-	-	14,462	14,462	-			-	14,462
Balance at January 29, 2023	$-	$490	$14,462	$14,952	$6,650	$861	$396	$7,907	$22,859

Our amortizable intangible assets are recorded in the Home Meridian and in Domestic Upholstery segments. In fiscal 2023, we wrote off $12,500 representing the remaining value of the Right2Home trade name in the Home Meridian segment due to the decision to exit of the ACH business unit in the fourth quarter of fiscal 2023. The carrying amounts and changes therein of those amortizable intangible assets were as follows:

	Amortizable Intangible Assets
	Customer
	Relationships	Trademarks	Totals

Balance at January 30, 2022	$15,348	$598	$15,946
Acquisition	10,401	1,050	11,451
Amortization	(3,364)	(148)	(3,512)
Impairment	-	(13)	(13)
Balance at January 29, 2023	$22,385	$1,487	$23,872

The estimated amortization expense associated with our amortizable intangible assets is expected to be as follows:

Fiscal Year	Amount

2024	3,500
2025	3,487
2026	3,487
2027	3,487
2028	2,178
2029 and thereafter	7,733
$23,872

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

As of January 29, 2023 and January 30, 2022, Company-owned life insurance was measured at fair value on a recurring basis based on Level 2 inputs. The fair value of the Company-owned life insurance is determined by inputs that are readily available in public markets or can be derived from information available in publicly quoted markets. Additionally, the fair value of the Company-owned life insurance is marked to market each reporting period and any change in fair value is reflected in income for that period.

Our assets measured at fair value on a recurring basis at January 29, 2023 and January 30, 2022 were as follows:

	Fair value at January 29, 2023				Fair value at January 30, 2022
Description	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets measured at fair value
Company-owned life insurance	$-	$27,576	$-	$27,576	$-	$26,479	$-	$26,479

NOTE 12 – LEASES

In fiscal 2020, we adopted Accounting Standards Codification Topic 842 Leases. We have a sub-lease at one of our warehouses and we recognized sub-lease income of $445,000, $890,000, and $576,000 in fiscal 2023, fiscal 2022, and fiscal 2021, respectively.

The components of lease cost and supplemental cash flow information for leases in fiscal 2023, 2022 and 2021 were:

	Fifty-two Weeks Ended
	January 29, 2023	January 30, 2022	January 31, 2021
Operating lease cost	$9,908	$8,144	$8,367
Variable lease cost	234	208	146
Short-term lease cost	327	117	291
Total operating lease cost	$10,469	$8,469	$8,804

Operating cash outflows	$10,527	$7,730	$7,921

The right-of-use assets and lease liabilities recorded on our Consolidated Balance Sheets as of January 29, 2023 and January 30, 2022 were:

	January 29, 2023	January 30, 2022
Real estate	$68,212	$50,749
Property and equipment	737	1,105
Total operating leases right-of-use assets	$68,949	$51,854

Current portion of operating lease liabilities	$7,316	$7,471
Long term operating lease liabilities	63,762	46,570
Total operating lease liabilities	$71,078	$54,041

For leases that commenced before July 2022, we used our incremental borrowing rate which was LIBOR plus 1.5%. When we entered into the new loan agreement our incremental borrowing rate for unsecured term loan became the current BSBY rate plus 1.40%. We use this rate as discount rate for leases commenced in July 2022 and thereafter. The weighted-average discount rate is 4.00%. The weighted-average remaining lease term is 8.0 years.

The following table reconciles the undiscounted future lease payments for operating leases to the operating lease liabilities recorded in the consolidated balance sheet at January 29, 2023:

Fiscal Year	Undiscounted Future Operating Lease Payments
2024	$9,995
2025	10,102
2026	10,182
2027	10,267
2028	8,931
2029 and thereafter	35,131
Total lease payments	$84,608
Less: impact of discounting	(13,530)
Present value of lease payments	$71,078

As of January 29, 2023, the Company had an additional lease for a showroom in Atlanta, Georgia. This lease is expected to commence in May of calendar 2023 with an initial lease term of 3 years and estimated future minimum rental commitments of approximately $1.0 million. Since the lease has not yet commenced, the undiscounted amounts are not included in the table above.

NOTE 13 – LONG-TERM DEBT

On July 26, 2022, we entered into the Fourth Amendment to the Second Amended and Restated Loan Agreement (the “Amendment”) with Bank of America, N.A. (“BofA”) to replenish cash used to make the Sunset Acquisition. The Second Amended and Restated Loan Agreement dated as of September 29, 2017, had previously been amended by a First Amendment to Second Amended and Restated Loan Agreement dated as of January 31, 2019, a Second Amendment to Second Amended and Restated Loan Agreement dated as of November 4, 2020, and a Third Amendment to Second Amended and Restated Loan Agreement dated as of January 27, 2021 (as so amended, the “Existing Loan Agreement”). Details of the individual credit facilities provided for in the Amendment are as follows:

■

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

■

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

We may prepay any outstanding principal amounts borrowed under either the Secured Term Loan or the Unsecured Term Loan at any time, without penalty provided that any payment is accompanied by all accrued interest owed. As of January 29, 2023, $6.3 million was outstanding under the Unsecured Term Loan, and $18 million was outstanding under the Secured Term Loan.

We incurred $37,500 in debt issuance costs in connection with our term loans. As of January 29, 2023, unamortized loan costs of $33,750 were netted against the carrying value of our term loans on our condensed consolidated balance sheets.

Principal payments on the term loans are as follows:

Fiscal Year	Principal payments
2024	$1,400
2025	1,400
2026	1,400
2027	1,400
2028	18,700
Total principal payments	$24,300

The carrying amount of the term loans approximates their fair value at January 29, 2023.

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

We were in compliance with each of these financial covenants at January 29, 2023 and expect to remain in compliance with existing covenants for the foreseeable future.

While we generally fund short-term and long-term cash requirements with cash from operating activities, during fiscal 2023, at various times we borrowed and repaid amounts totaling $36.2 million on our revolving line of credit. We believe our primary sources of liquidity will satisfy our cash requirements over both the short-term (the next twelve months) and long-term.

As of January 29, 2023, we had $26.4 million available under our $35 million Existing Revolver to fund working capital needs. Standby letters of credit in the aggregate amount of $8.6 million, used to collateralize certain insurance arrangements and for imported product purchases, were outstanding under the Existing Revolver as of January 29, 2023 There were no additional borrowings outstanding under the Existing Revolver as of January 29, 2023.

NOTE 14 – EMPLOYEE BENEFIT PLANS

Employee Savings Plans

We sponsor a tax-qualified 401(k) retirement plan covering substantially all employees. This plan assists employees in meeting their savings and retirement planning goals through employee salary deferrals and discretionary employer matching contributions. Our contributions to the plan amounted to $1.5 million in fiscal 2023, $1.4 million in fiscal 2022, and $1.3 million in fiscal 2021.

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

Summarized SRIP and SERP information as of each fiscal year-end (the measurement date) is as follows:

	SRIP (Supplemental Retirement Income Plan)
	January 29,	January 30,
	2023	2022
Change in benefit obligation:
Beginning projected benefit obligation	$9,426	$10,572
Service cost	126	133
Interest cost	243	178
Benefits paid	(815)	(904)
Actuarial (gain)/ loss	(1,004)	(553)
Ending projected benefit obligation (funded status)	$7,976	$9,426

Accumulated benefit obligation	$7,783	$9,277

Discount rate used to value the ending benefit obligations:	4.85%	2.70%

Amount recognized in the consolidated balance sheets:
Current liabilities (Accrued salaries, wages and benefits line)	$877	$877
Non-current liabilities (Deferred compensation line)	7,099	8,549
Total	$7,976	$9,426

	Fifty-Two Weeks Ended
	January 29,	January 30,	January 31,
	2023	2022	2021
Net periodic benefit cost
Service cost	$126	$133	$128
Interest cost	243	178	249
Net loss	83	402	338
Net periodic benefit cost	$452	$713	$715

Other changes recognized in accumulated other comprehensive income
Net (gain) / loss arising during period	(1,004)	(553)	530
Amortizations:
Gain (loss)	(83)	(402)	(338)
Total recognized in other comprehensive loss (income)	(1,087)	(955)	192

Total recognized in net periodic benefit cost and accumulated other comprehensive income	$(635)	$(242)	$907

Assumptions used to determine net periodic benefit cost:
Discount rate	2.70%	1.75%	2.50%
Increase in future compensation levels	4.00%	4.00%	4.00%

Estimated Future Benefit Payments:
Fiscal 2024	$877
Fiscal 2025	960
Fiscal 2026	960
Fiscal 2027	787
Fiscal 2028	817
Fiscal 2029 through fiscal 2033	3,943

For the SRIP, the discount rate used to determine the fiscal 2023 net periodic cost was 2.70%, based on the Mercer yield curve and the plan’s expected benefit payments. At January 29, 2023, combining the Mercer yield curve and the plan's expected benefit payments resulted in a rate of 4.85%. This rate was used to value the ending benefit obligations.

At January 29, 2023, the actuarial gain related to the SRIP amounted to $1 million, net of tax of $288,000. At January 30, 2022, the actuarial gain related to the SRIP amounted to $553,000, net of tax of $229,000. The estimated actuarial gain that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the 2024 fiscal year is $279,203. There is no expected prior service (cost) or credit amortization.

	SERP (Supplemental Executive Retirement Plan)
	January 29,	January 30,
	2023	2022
Change in benefit obligation:
Beginning projected benefit obligation	$1,531	$1,681
Service cost	-	-
Interest cost	41	34
Benefits paid	(158)	(145)
Actuarial (gain)/loss	(119)	(39)
Ending projected benefit obligation (funded status)	$1,295	$1,531

Accumulated benefit obligation	$1,295	$1,531

Discount rate used to value the ending benefit obligations:	4.70%	2.80%

Amount recognized in the consolidated balance sheets:
Current liabilities (Accrued salaries, wages and benefits line)	$155	$156
Non-current liabilities (Deferred compensation line)	1,140	1,375
Total	$1,295	$1,531

	Fifty-Two Weeks Ended
	January 29,	January 30,	January 31,
	2023	2022	2021
Net periodic benefit cost
Service cost	$-	$-	$-
Interest cost	41	34	46
Net gain	(2)		-
Net periodic benefit cost	$39	$34	$46

Other changes recognized in accumulated other comprehensive income
Net (gain)/loss arising during period	(119)	(39)	(67)
Amortizations:
Gain (Loss)	2	-	0
Total recognized in other comprehensive loss (income)	(117)	(39)	(67)

Total recognized in net periodic benefit cost and accumulated other comprehensive income	$(78)	$(5)	$(21)

Assumptions used to determine net periodic benefit cost:
Discount rate	2.80%	2.10%	2.60%
Increase in future compensation levels	N/A	N/A	N/A

Estimated Future Benefit Payments:
Fiscal 2024	$155
Fiscal 2025	150
Fiscal 2026	144
Fiscal 2027	137
Fiscal 2028	130
Fiscal 2029 through fiscal 2033	529

For the SERP, the discount rate assumption used to measure the projected benefit obligations is set by reference to a certain hypothetical AA-rated corporate bond spot-rate yield curve constructed by our actuary, Aon (“Aon”) and the plan’s projected cash flows, rounded to the nearest 10 bps. At January 29, 2023, combining the Aon AA Above Median yield curve and the plan's expected benefit payments created a rate of 4.70%. This rate was used to value the ending benefit obligations. At January 30, 2022, combining the Aon AA Above Median yield curve and the plan's expected benefit payments created a rate of 2.80%. This rate used to determine the fiscal 2023 net periodic cost. The change in the discount rate from 2.80% to 4.70% decreased liabilities.

At January 29, 2023, the actuarial gain related to the SERP was $119,000. At January 30, 2022, the actuarial gain related to the SERP was $39,000.

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

We account for restricted stock awards as “non-vested equity shares” until the awards vest or are forfeited. Restricted stock awards to non-employee directors and certain other management employees vest if the director/employee remains on the board/employed through the specified vesting period for shares and may vest earlier upon certain events specified in the plan. For shares issued to non-employee directors during fiscal 2016 and after, there is a 12-month service period. The fair value of each share of restricted stock is the market price of our common shares on the grant date. The weighted average grant-date fair values of restricted stock awards issued during fiscal 2023 were $22.19, $18.26, $16.65 and $13.41, during fiscal 2022 was $37.20, during fiscal 2021 were $13.92 and $29.34, respectively.

The restricted stock awards outstanding as of January 29, 2023 had an aggregate grant-date fair value of $2.6 million, after taking vested and forfeited restricted shares into account. As of January 29, 2023, we have recognized non-cash compensation expense of approximately $1.2 million related to these non-vested awards. During fiscal 2023, 23,239 shares vested with an average grant date fair value of $799,000. The remaining $1.4 million of grant-date fair value for unvested restricted stock awards outstanding at January 29, 2023 will be recognized over the remaining vesting periods for these awards. The number of outstanding restricted shares increased due primarily to grants of restricted shares to a larger population of our non-executive employees as an incentive for retention and alignment of individual performance to our values.

For each restricted stock issuance, the following table summarizes restricted stock activity, including the weighted average issue price of those shares on the grant date, the fair value of each grant of restricted stock on the grant date, compensation expense recognized for the unvested shares of restricted stock for each grant and the remaining fair value of the unvested shares of restricted stock for each grant as of January 29, 2023:

	Whole	Grant-Date	Aggregate	Compensation	Grant-Date Fair Value
	Number of	Fair Value	Grant-Date	Expense	Unrecognized At
	Shares	Per Share	Fair Value	Recognized	January 29, 2023
Restricted shares Issued on April 7, 2020	23,484	$13.92	$327	$222	$11
Forfeited	(6,748)		(94)

Restricted shares Issued on October 19, 2020	1,022	29.34	30	23	7

Restricted shares Issued on April 8, 2021	16,613	37.20	618	227	146
Forfeited	(6,599)		(245)

Restricted shares Issued on January 31, 2022	22,534	22.19	500	130	260
Forfeited	(4,958)		(110)

Restricted shares Issued on April 11, 2022	61,011	18.26	1,114	297	771
	(2,541)		(46)

Restricted shares Issued on June 8, 2022	25,224	16.65	420	280	140

Restricted shares Issued on October 12, 2022	3,262	13.41	44	22	22

Awards outstanding at January 29, 2023:	132,304		$2,557	$1,201	$1,356

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

The following table presents RSU activities for the year ended January 29, 2023:

	Whole	Grant-Date	Aggregate	Compensation	Grant-Date Fair Value
	Number of	Fair Value	Grant-Date	Expense	Unrecognized At
	Units	Per Unit	Fair Value	Recognized	January 29, 2023
RSUs Awarded on April 7, 2020	17,672	$12.01	212	119	7
Forfeited	(7,183)		(86)
Partial vested due to separation	(1,437)

RSUs Awarded on April 8, 2021	8,186	35.05	287	135	86
Forfeited	(1,882)		(66)

RSUs for retention Awarded on April 8, 2021	4,865	35.05	171	70	44
Forfeited	(1,613)		(57)

RSUs for retention Awarded on April 11, 2022	19,157	15.86	304	85	219

Awards outstanding at January 29, 2023:	37,765		$765	$409	$356

We have issued Performance-based Restricted Stock Units (“PSUs”) to our named executive officers since fiscal 2019 under the Company’s Stock Incentive Plan. Each PSU entitles the executive officer to receive one share of our common stock based on the achievement of two specified performance conditions if the executive officer remains continuously employed through the end of the three-year performance period. One target is based on our annual average growth in our EPS over the performance period and the other target is based on EPS growth over the performance period compared to our peers. The payout or settlement of the PSUs will be made in shares of our common stock. PSUs awarded in fiscal 2021 were forfeited as the performance targets were not met. The following table presents PSU activities for the year ended January 29, 2023:

	Whole	Grant-Date	Aggregate	Compensation	Grant-Date Fair Value
	Number of	Fair Value	Grant-Date	Expense	Unrecognized At
	Units	Per Unit	Fair Value	Recognized	January 29, 2023
PSUs Awarded on April 8, 2021	20,243	$37.20	$753	$409	$204
Forfeited	(3,764)		(140)

PSUs Awarded on April 11, 2022	46,725	18.26	853	284	569

Awards outstanding at January 29, 2023:	63,204		$1,466	$693	$773

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

We expect to continue to grant these types of awards annually in the future. The following table sets forth the number of outstanding restricted stock awards and RSUs and PSUs, net of forfeitures and vested shares, as of the fiscal period-end dates indicated:

	January 29,	January 30,	January 31,
	2023	2022	2021

Restricted shares	132,304	59,500	54,747
RSUs and PSUs	100,969	77,841	140,911
	233,273	137,341	195,658

All restricted shares, RSUs and PSUs awarded that have not yet vested are considered when computing diluted earnings per share. The following table sets forth the computation of basic and diluted earnings per share:

	Fifty-Two Weeks Ended
	January 29,	January 30,	January 31,
	2023	2022	2021

Net (loss)/income	$(4,312)	$11,718	$(10,426)
Less: Dividends on unvested restricted shares	103	46	36
Net earnings allocated to unvested restricted stock	-	61	-
Earnings available for common shareholders	$(4,415)	$11,611	$(10,462)

Weighted average shares outstanding for basic earnings per share	11,593	11,852	11,822
Dilutive effect of unvested restricted stock awards	*	118	*
Weighted average shares outstanding for diluted earnings per share	11,593	11,970	11,822

Basic (loss)/earnings per share	$(0.37)	$0.99	$(0.88)

Diluted (loss)/earnings per share	$(0.37)	$0.97	$(0.88)

*Due to net loss in fiscal 2023 and fiscal 2021, approximately 117,000 and 119,000 shares would have been antidilutive and are therefore excluded from the calculation of earnings per share, respectively.

NOTE 17 – INCOME TAXES

Our provision for income taxes was as follows for the periods indicated:

	Fifty-Two Weeks Ended
	January 29,	January 30,	January 31,
	2023	2022	2021
Current expense
Federal	$1,024	$650	$5,858
Foreign	75	107	108
State	223	307	1,154
Total current expense	1,322	1,064	7,120

Deferred taxes
Federal	(2,617)	1,980	(9,554)
State	(542)	344	(1,708)
Total deferred taxes	(3,159)	2,324	(11,262)
Income tax (benefit)/expense	$(1,837)	$3,388	$(4,142)

Total tax benefit for fiscal 2023 was $1.5 million, of which $1.8 million benefit was allocated to continuing operations and $ 288,000 tax expense was allocated to other comprehensive income. Total tax expense for fiscal 2022 was $3.6 million, of which $3.4 million expense was allocated to continuing operations and $237,000 tax expense was allocated to other comprehensive income. Total tax benefit for fiscal 2021 was $4.2 million, of which $4.1 million benefit was allocated to continuing operations and $ 30,000 tax benefit was allocated to other comprehensive income.

The effective income tax rate differed from the federal statutory tax rate as follows for the periods indicated:

	Fifty-Two Weeks Ended
	January 29,	January 30,	January 31,
	2023	2022	2021

Income taxes at statutory rate	21.0%	21.0%	21.0%
Increase (decrease) in tax rate resulting from:
State taxes, net of federal benefit	4.1	3.4	3.0
Officer's life insurance	4.0	-1.3	1.7
Expiration of capital loss	0.0	2.0	0.0
Change in valuation allowance	-0.2	-1.9	0.0
Consolidated Appropriation Act provisions	0.0	0.0	1.8
Other	1.0	-0.8	0.9
Effective income tax rate	29.9%	22.4%	28.4%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities for the period indicated were:

	January 29,	January 30,
	2023	2022
Assets
Intangible assets	$6,409	$7,212
Inventories	3,618	-
Deferred compensation	3,007	2,807
Allowance for bad debts	889	2,079
Employee benefits	746	643
Loss and credit carryover	418	88
Accrued liabilities	79	320
Deferred rent	605	618
Other	215	194
Total deferred tax assets	15,986	13,961
Valuation allowance	(100)	(88)
	15,886	13,873
Liabilities
Property, plant and equipment	1,117	1,361
Inventories	-	900
Other	285	-
Total deferred tax liabilities	1,402	2,261
Net deferred tax assets	$14,484	$11,612

At January 29, 2023 and January 30, 2022 our net deferred asset was $14.5 and $11.6 million, respectively. The increase in the valuation allowance of $12,000 was due to additional foreign tax credit carry forward. We expect to fully realize the benefit of the deferred tax assets, with the exception of the foreign tax credit carry forward, in future periods when the amounts become deductible. The foreign tax credit carry forward is $100,000 and expires beginning in fiscal 2029.

Current accounting standards prescribe a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The guidance also addresses de-recognition, classification, interest and penalties, accounting in interim periods and disclosure. We do not have unrecognized tax benefits as of January 29, 2023.

Tax years ending February 2, 2020 through January 29, 2023 remain subject to examination by federal and state taxing authorities.

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

■	Domestic Upholstery, which includes the domestic upholstery manufacturing operations of Bradington-Young, HF Custom (formerly Sam Moore), Shenandoah Furniture and newly acquired Sunset West; and
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

Before the fiscal 2023 first quarter, H Contract’s results included sales of seating products sourced from HF Custom. Due to a change in the way management internally evaluates operating performance, beginning with fiscal 2023 first quarter HF Custom’s results now include sales of seating products formerly included in H Contract’s results. Fiscal 2022 and fiscal 2021 results discussed below have been recast to reflect this change. The Hooker Branded and Home Meridian segments are unchanged.

As discussed in Note 4 above, we acquired substantially all the assets of Sunset West on the first day of the 2023 fiscal year. Based on our analysis and the requirements of ASC 280: Segment Reporting, Sunset West’s results are included in the Domestic Upholstery segment on a prospective basis.

The following table presents segment information for the periods, and as of the dates, indicated. Prior-year information has been recast to reflect the changes in segments discussed above.

	Fifty-Two Weeks Ended
	January 29, 2023		January 30, 2022		January 31, 2021
		% Net		% Net		% Net
Net Sales		Sales		Sales		Sales
Hooker Branded	$199,602	34.2%	$200,692	33.8%	$162,442	26.4%
Home Meridian	216,338	37.1%	278,902	47.0%	282,423	52.3%
Domestic Upholstery	156,717	26.9%	106,827	18.0%	88,600	16.4%
All Other	10,445	1.8%	7,191	1.2%	6,616	1.2%
Consolidated	$583,102	100%	$593,612	100%	$540,081	96%

Gross Profit/(Loss)
Hooker Branded	$59,344	29.7%	$63,146	31.5%	$51,832	31.9%
Home Meridian	(2,620)	-1.2%	15,213	5.5%	39,832	14.1%
Domestic Upholstery	32,633	20.8%	20,860	19.5%	18,897	21.3%
All Other	3,937	37.7%	2,483	34.5%	2,187	33.1%
Consolidated	$93,294	16.0%	$101,702	17.1%	$112,748	20.9%

Operating (Loss)/Income
Hooker Branded	$20,529	10.3%	$30,667	15.3%	$22,827	14.1%
Home Meridian	(37,181)	-17.2%	(21,260)	-7.6%	(26,071)	-9.2%
Domestic Upholstery	8,871	5.7%	4,675	4.4%	(11,683)	-13.2%
All Other	1,735	16.6%	761	10.6%	563	8.5%
Consolidated	$(6,046)	-1.0%	$14,843	2.5%	$(14,364)	-2.7%

Capital Expenditures
Hooker Branded	$1,813		$558		$377
Home Meridian	1,280		4,829		347
Domestic Upholstery	1,106		1,295		475
All Other	-		10		11
Consolidated	$4,199		$6,692		$1,210

Depreciation & Amortization
Hooker Branded	$2,092		$2,530		$1,809
Home Meridian	2,899		2,594		2,160
Domestic Upholstery	3,827		2,678		2,797
All Other	11		12		12
Consolidated	$8,829		$7,814		$6,778

	As of January 29,		As of January 30,
	2023	%Total	2022	%Total
Assets		Assets		Assets
Hooker Branded	$174,523	52.1%	$170,968	48.8%
Home Meridian	92,469	27.6%	130,890	37.4%
Domestic Upholstery	66,435	19.8%	47,232	13.5%
All Other	1,558	0.5%	1,126	0.3%
Consolidated Assets	$334,985	100%	$350,216	100%
Consolidated Goodwill and Intangibles	46,731		24,343
Total Consolidated Assets	$381,716		$374,559

Sales by product type are as follows:

	Net Sales (in thousands)
	Fiscal
	2023		2022		2021

Casegoods	$328,849	56%	$348,548	59%	$329,906	61%
Upholstery	254,253	44%	245,064	41%	210,175	39%
	$583,102		$593,612		$540,081

No significant long-lived assets were held outside the United States at either January 29, 2023 or January 30, 2022. International customers accounted for less than 2% of consolidated invoiced sales in fiscal 2023, 2022 and 2021. We define international sales as sales outside of the United States and Canada.

NOTE 19 – COMMITMENTS, CONTINGENCIES AND OFF-BALANCE SHEET ARRANGEMENTS

Commitments and Off-Balance Sheet Arrangements

We lease office space, warehousing facilities, showroom space and office equipment under leases expiring over the next five years. Rent expense, was $11.5 million in fiscal 2023, $10.1 million in fiscal 2022, and $10.7 million in fiscal 2021. Future minimum annual commitments under leases, operating agreements, interest and principal payments on term loans and deferred compensation payments are $13.7 million in fiscal 2024, $13.8 million in fiscal 2025, $13.8 million in fiscal 2026, $13.6 million in fiscal 2027 and $29.1 million in fiscal 2028.

We had letters of credit outstanding totaling $8.6 million on January 29, 2023. We utilize letters of credit to collateralize certain imported inventory purchases and certain insurance arrangements.

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

Factories located in Vietnam and China are a critical resource for Hooker Furnishings. In fiscal 2023, imported products sourced from Vietnam and China accounted for 91% of our import purchases and our top five suppliers in those countries accounted for 50% of our fiscal 2023 import purchases. A disruption in our supply chain from Vietnam or China could significantly impact our ability to fill customer orders for products manufactured at that factory or in that country.

Raw Materials Sourcing for Domestic Upholstery Manufacturing

Our five largest domestic upholstery suppliers accounted for 33% of our raw materials supply purchases for domestic upholstered furniture manufacturing operations in fiscal 2023. One supplier accounted for 8.7% of our raw material purchases in fiscal 2023. Should disruptions with these suppliers occur, we believe we could successfully source these products from other suppliers without significant disruption to our operations.

Concentration of Sales and Accounts Receivable

One customer accounted for approximately 6% of our consolidated sales in fiscal 2023. Our top five customers accounted for 22% of our fiscal 2023 consolidated sales. The loss of any one or more of these customers could adversely affect our earnings, financial condition and liquidity. At January 29, 2023, 20% of our consolidated accounts receivable is concentrated in our top five customers.

NOTE 21 – RELATED PARTY TRANSACTIONS

We lease the four properties utilized in Shenandoah’s operations. One of our employees has an ownership interest in the entities that own these properties. The leases commenced on September 29, 2017 with an option to renew each for an additional seven years. All four leases include annual rent escalation clauses with respect to minimum lease payments after the initial 84-month term of the lease is completed. In addition to monthly lease payments, we also incur expenses for property taxes, routine repairs and maintenance and other operating expenses. The total amount of the lease expenses and other expenses do not have a material effect on our consolidated financial statements.

NOTE 22 – SUBSEQUENT EVENTS

Cash Dividend

On March 3, 2023, our Board of Directors declared a quarterly cash dividend of $0.22 per share, payable on March 31, 2023 to shareholders of record at March 17, 2023.

HMI Inventory Valuation Losses

On March 14, 2023, we announced that we had approved a plan to exit the ACH e-commerce brand of our HMI operating segment along with repositioning the PRI business unit as a direct-container only business model. Concurrent with that exit, we recorded a $24.4 million non-cash charge related to the exit, which was recorded in the fourth fiscal quarter of the recently ended 2023 fiscal year on both ACH and PRI inventories and other excess inventories along with severance of about $250,000, most of which was recorded in the fiscal 2023 fourth quarter. In addition to these actions, we expect to reduce the physical footprints at our Savannah, Ga warehouse and High Point, NC administrative office over the course of the current 2024 fiscal year with a concurrent reduction in lease, warehouse, and related expenses. See Note 3 above for additional information.