Form 10-Q
period 2023-04-30
HOOKER FURNISHINGS Corp
filed 2023-06-08
CIK 1077688

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended April 30, 2023

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

As of June 2, 2023, there were 10,916,369 shares of the registrant’s common stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

HOOKER FURNISHINGS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

As of	April 30,	January 29,
	2023	2023
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$30,976	$19,002
Trade accounts receivable, net	54,528	62,129
Inventories	73,188	96,675
Income tax recoverable	2,985	3,079
Prepaid expenses and other current assets	7,551	6,418
Total current assets	169,228	187,303
Property, plant and equipment, net	29,070	27,010
Cash surrender value of life insurance policies	27,899	27,576
Deferred taxes	14,208	14,484
Operating leases right-of-use assets	66,806	68,949
Intangible assets, net	30,895	31,779
Goodwill	14,952	14,952
Other assets	11,010	9,663
Total non-current assets	194,840	194,413
Total assets	$364,068	$381,716

Liabilities and Shareholders’ Equity
Current liabilities
Current portion of long-term debt	$1,393	$1,393
Trade accounts payable	15,991	16,090
Accrued salaries, wages and benefits	5,743	9,290
Customer deposits	6,582	8,511
Current portion of lease liabilities	7,363	7,316
Other accrued expenses	2,685	7,438
Total current liabilities	39,757	50,038
Long term debt	22,526	22,874
Deferred compensation	8,022	8,178
Operating lease liabilities	61,877	63,762
Other long-term liabilities	855	843
Total long-term liabilities	93,280	95,657
Total liabilities	133,037	145,695

Shareholders’ equity
Common stock, no par value, 20,000 shares authorized, 11,029 and 11,197 shares issued and outstanding on each date	50,067	50,770
Retained earnings	180,152	184,386
Accumulated other comprehensive income	812	865
Total shareholders’ equity	231,031	236,021
Total liabilities and shareholders’ equity	$364,068	$381,716

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

HOOKER FURNISHINGS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	For the
	Thirteen Weeks Ended
	April 30,	May 1,
	2023	2022

Net sales	$121,815	$147,314

Cost of sales	93,909	117,855

Gross profit	27,906	29,459

Selling and administrative expenses	25,048	24,658
Intangible asset amortization	883	878

Operating income	1,975	3,923

Other income, net	56	278
Interest expense, net	179	28

Income before income taxes	1,852	4,173

Income tax expense	402	991

Net income	$1,450	$3,182

Earnings per share
Basic	$0.13	$0.27
Diluted	$0.13	$0.26

Weighted average shares outstanding:
Basic	10,976	11,866
Diluted	11,077	11,949

Cash dividends declared per share	$0.22	$0.20

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

HOOKER FURNISHINGS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	For the
	Thirteen Weeks Ended
	April 30,	May 1,
	2023	2022

Net income	$1,450	$3,182
Other comprehensive income:
Amortization of actuarial (loss) / gain	(70)	(18)
Income tax effect on amortization	17	4
Adjustments to net periodic benefit cost	(53)	(14)

Total comprehensive income	$1,397	$3,168

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

HOOKER FURNISHINGS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the
	Thirteen Weeks Ended
	April 30,	May 1,
	2023	2022
Operating Activities:
Net income	$1,450	$3,182
Adjustments to reconcile net income to net cash provided by/(used in) operating activities:
Depreciation and amortization	2,147	2,287
Deferred income tax expense	293	1,838
Noncash restricted stock and performance awards	371	354
Provision for doubtful accounts and sales allowances	37	(349)
Gain on life insurance policies	(634)	(568)
Changes in assets and liabilities:
Trade accounts receivable	7,564	(7,386)
Inventories	23,487	(30,082)
Income tax recoverable	93	(762)
Prepaid expenses and other assets	(2,080)	(4,145)
Trade accounts payable	(240)	10,493
Accrued salaries, wages, and benefits	(3,547)	(1,827)
Customer deposits	(1,928)	(906)
Operating lease assets and liabilities	305	(168)
Other accrued expenses	(4,743)	(1,830)
Deferred compensation	(225)	(149)
Net cash provided by/(used in) operating activities	$22,350	$(30,018)

Investing Activities:
Acquisitions	-	(25,912)
Purchases of property and equipment	(3,158)	(830)
Premiums paid on life insurance policies	(107)	(118)
Net cash used in investing activities	(3,265)	(26,860)

Financing Activities:
Purchase and retirement of common stock	(4,317)	-
Payments for long-term loans	(350)	-
Cash dividends paid	(2,444)	(2,388)
Cash used in financing activities	(7,111)	(2,388)

Net increase/(decrease) in cash and cash equivalents	11,974	(59,266)
Cash and cash equivalents - beginning of year	19,002	69,366
Cash and cash equivalents - end of quarter	$30,976	$10,100

Supplemental disclosure of cash flow information:
Cash paid/(refund) for income taxes	$16	$(85)
Cash paid for interest, net	202	-

Non-cash transactions:
Increase in lease liabilities arising from changes in right-of-use assets	$-	$3,689
Increase in property and equipment through accrued purchases	145	47

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

HOOKER FURNISHINGS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands, except per share data)
(Unaudited)

				Accumulated
				Other	Total
	Common Stock		Retained	Comprehensive	Shareholders'
	Shares	Amount	Earnings	Income (loss)	Equity
Balance at January 30, 2022	11,922	$53,295	$207,884	$(51)	$261,128
Net income			3,182		3,182
Unrealized loss on defined benefit plan, net of tax of $4				(14)	(14)
Cash dividends paid and accrued ($0.20 per share)			(2,388)		(2,388)
Restricted stock grants, net of forfeitures	80	(96)			(96)
Restricted stock compensation cost		296			296
Performance-based restricted stock units costs		154			154
Balance at May 1, 2022	12,002	$53,649	$208,678	$(65)	$262,262

Balance at January 29, 2023	11,197	$50,770	$184,386	$865	$236,021
Net income			1,450		1,450
Unrealized loss on defined benefit plan, net of tax of $17				(53)	(53)
Cash dividends paid and accrued ($0.22 per share)			(2,444)		(2,444)
Purchase and retirement of common stock	(227)	$(1,081)	(3,240)		(4,321)
Restricted stock grants, net of forfeitures	59	(150)			(150)
Restricted stock compensation cost		335			335
Performance-based restricted stock units costs		193			193
Balance at April 30, 2023	11,029	$50,067	$180,152	$812	$231,031

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

HOOKER FURNISHINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar and share amounts in tables, except per share amounts, in thousands unless otherwise indicated)

(Unaudited)

For the Thirteen Weeks Ended April 30, 2023

1.         Preparation of Interim Financial Statements

The condensed consolidated financial statements of Hooker Furnishings Corporation and subsidiaries (referred to as “we,” “us,” “our,” “Hooker” or the “Company”) have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, these statements include all adjustments necessary for a fair statement of the results of all interim periods reported herein. All such adjustments are of a normal recurring nature. Certain information and footnote disclosures prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) are condensed or omitted pursuant to SEC rules and regulations. However, we believe that the disclosures made are adequate for a fair presentation of our results of operations and financial position. These financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in our annual report on Form 10-K for the fiscal year ended January 29, 2023 (“2023 Annual Report”). The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect both the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from our estimates. Operating results for the interim periods reported herein may not be indicative of the results expected for the fiscal year.

The financial statements contained herein are being filed as part of a quarterly report on Form 10-Q covering the 2024 fiscal year thirteen-week period (also referred to as “three months,” “three-month period,” “quarter,” “first quarter” or “quarterly period”) that began January 30, 2023 and ended April 30, 2023. This report discusses our results of operations for this period compared to the 2023 fiscal year thirteen-week period that began January 31, 2022 and ended May 1, 2022; and our financial condition as of April 30, 2023 compared to January 29, 2023.

References in these notes to the condensed consolidated financial statements of the Company to:

■	the 2024 fiscal year and comparable terminology mean the fifty-two-week fiscal year that began January 30, 2023 and will end January 28, 2024; and

■	the 2023 fiscal year and comparable terminology mean the fifty-two-week fiscal year that began January 31, 2022 and ended January 29, 2023.

2.          Recently Adopted Accounting Policies

No new accounting pronouncements have been adopted in the 2024 fiscal year. We reviewed newly issued accounting pronouncements and concluded they are either not applicable to our business or are not expected to have a material effect on our consolidated financial statements as a result of future adoption.

3.         Accounts Receivable

	April 30,	January 29,
	2023	2023

Gross accounts receivable	$59,941	$67,600
Customer allowances	(3,461)	(3,702)
Allowance for doubtful accounts	(1,952)	(1,769)
Trade accounts receivable	$54,528	$62,129

4.          Inventories

	April 30,	January 29,
	2023	2023
Finished furniture	$89,658	$115,015
Furniture in process	1,766	1,943
Materials and supplies	13,391	13,509
Inventories at FIFO	104,815	130,467
Reduction to LIFO basis	(31,627)	(33,792)
Inventories	$73,188	$96,675

5.         Property, Plant and Equipment

	Depreciable Lives	April 30,	January 29,
	(In years)	2023	2023

Buildings and land improvements	15 - 30	$32,783	$32,723
Computer software and hardware	3 - 10	16,000	15,887
Machinery and equipment	10	11,335	11,013
Leasehold improvements	Term of lease	15,064	11,894
Furniture and fixtures	3 - 10	6,313	5,991
Other	5	695	694
Total depreciable property at cost		82,190	78,202
Less accumulated depreciation		(54,663)	(53,427)
Total depreciable property, net		27,527	24,775
Land		1,077	1,077
Construction-in-progress		466	1,158
Property, plant and equipment, net		$29,070	$27,010

6.          Cloud Computing Hosting Arrangement

We are in the process of implementing a common Enterprise Resource Planning system (ERP) across all divisions. The ERP went live at Sunset West in December 2022 and is expected to go-live in other legacy Hooker divisions during fiscal 2024, with the Home Meridian segment following afterwards.

Based on the provisions of ASU 2018-15, Intangibles — Goodwill and Other — Internal-Use Software, we capitalize implementation costs associated with hosting arrangements that are service contracts. In addition, based on the provisions of ASC 835 Interest, we capitalize interest associated with this ERP project by applying the interest rate on our unsecured term loan to the amount of the accumulated expenditures for the ERP asset. Both these costs are recorded on the “Other noncurrent assets” line of our condensed consolidated balance sheets. Amortization expense commenced when the ERP went live at Sunset West in the fourth quarter of fiscal 2023. Capitalized implementation costs and interest are amortized over ten years on a straight-line basis. The capitalized implementation costs and interest expenses at April 30, 2023 and January 29, 2023 were as follows:

	Capitalized Implementation Costs	Capitalized interest expenses

Balance at January 29, 2023	$8,598	$84
Costs capitalized during the period	1,298	66
Accumulated amortization	(19)	(1)
Balance at April 30, 2023	$9,877	$149

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

As of April 30, 2023 and January 29, 2023, Company-owned life insurance was measured at fair value on a recurring basis based on Level 2 inputs. The fair value of the Company-owned life insurance is determined by inputs that are readily available in public markets or can be derived from information available in publicly quoted markets. Additionally, the fair value of the Company-owned life insurance is marked to market each reporting period and any change in fair value is reflected in income for that period.

Our assets measured at fair value on a recurring basis at April 30, 2023 and January 29, 2023, were as follows:

	Fair value at April 30, 2023				Fair value at January 29, 2023
Description	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets measured at fair value
Company-owned life insurance	$-	$27,899	$-	$27,899	$-	$27,576	$-	$27,576

8.          Intangible Assets

Our intangible assets with indefinite lives consist of goodwill related to the Shenandoah and Sunset West acquisitions and trademarks and tradenames related to the acquisitions of Bradington-Young, Sam Moore and Home Meridian. During the fiscal 2024 first quarter, we announced the rebranding of the Sam Moore product line to “HF Custom”. As a result, we reassessed the characteristics of the Sam Moore trade name and the roll-out process, and determined it qualified for amortization. We will amortize the value of Sam Moore trade name over a 24-month period using the straight-line method, starting from mid-April. Our intangible assets with definite lives are recorded in our Home Meridian and Domestic Upholstery segments. Details of our intangible assets are as follows:

	April 30, 2023		January 29, 2023

	Gross carrying amount	Accumulated Amortization	Gross carrying amount	Accumulated Amortization
Intangible assets with indefinite lives:
Goodwill
Domestic Upholstery - Shenandoah *	490	-	490	-
Domestic Upholstery - Sunset West	14,462	-	14,462	-
Goodwill	14,952	-	14,952	-

Trademarks and Trade names *	7,511	-	7,907	-
Intangible assets with definite lives:
Customer Relations	38,001	(16,460)	38,001	(15,618)
Trademarks and Trade names	2,334	(491)	1,938	(449)

Intangible assets, net	47,846	(16,951)	47,846	(16,067)

*: The amounts are net of impairment charges of $16.4 million related to Shenandoah goodwill and $4.8 million related to certain Home Meridian segment trade names, which were recorded in fiscal 2021.

Amortization expenses for intangible assets with definite lives were $883,000 and $878,000 for the first quarters of fiscal 2024 and 2023, respectively. For the remainder of fiscal 2024, amortization expense is expected to be approximately $2.8 million.

9.          Leases

We recognized sublease income of $29,000 and $348,000 in the first quarters of fiscal 2024 and 2023, respectively.

The components of lease cost and supplemental cash flow information for leases in the first quarters of fiscal 2024 and 2023 were:

	Thirteen Weeks Ended
	April 30, 2023	May 1, 2022
Operating lease cost	$2,838	$2,527
Variable lease cost	82	55
Short-term lease cost	79	80
Total operating lease cost	$2,999	$2,662

Operating cash outflows	$2,694	$2,829

The right-of-use assets and lease liabilities recorded on our condensed consolidated balance sheets as of April 30, 2023 and January 29, 2023 were as follows:

	April 30, 2023	January 29, 2023
Real estate	$66,173	$68,212
Property and equipment	633	737
Total operating leases right-of-use assets	$66,806	$68,949

Current portion of operating lease liabilities	$7,363	$7,316
Long term operating lease liabilities	61,877	63,762
Total operating lease liabilities	$69,240	$71,078

For leases that commenced before July 2022, we used our incremental borrowing rate which was LIBOR plus 1.5%. When we entered into the new loan agreement (described in Note 10 below), our incremental borrowing rate for unsecured term loan became the current BSBY rate plus 1.40%. We use this rate as discount rate for leases commenced in July 2022 and thereafter. The weighted-average discount rate is 4.01%. The weighted-average remaining lease term is 7.8 years.

The following table reconciles the undiscounted future lease payments for operating leases to the operating lease liabilities recorded in the condensed consolidated balance sheets on April 30, 2023:

Undiscounted Future Operating Lease Payments
Remainder of fiscal 2024	$7,463
2025	10,102
2026	10,182
2027	10,267
2028	8,931
2029 and thereafter	35,130
Total lease payments	$82,075
Less: impact of discounting	(12,835)
Present value of lease payments	$69,240

As of April 30, 2023, the Company had an additional lease for a showroom in Atlanta, Georgia. This lease commenced in May of calendar 2023 with an initial lease term of 3 years and estimated future minimum rental commitments of approximately $1.0 million. Since the lease had not yet commenced at quarter end, the undiscounted amounts are not included in the table above. Subsequent to the fiscal 2024 first quarter, we entered into an agreement to reduce our footprint in the Georgia warehouse. This amendment results in an approximate $6 million decrease in rental payments over the remaining lease term. Since the agreement had not yet commenced, the modification is not reflected in the table above.

10.        Long-Term Debt

On July 26, 2022, we entered into the Fourth Amendment to the Second Amended and Restated Loan Agreement with Bank of America, N.A. (“BofA”) to replenish cash used to make the acquisition of substantially all of the assets of Sunset West (which closed at the beginning of the first quarter of fiscal 2023) (the “Sunset Acquisition”). The Second Amended and Restated Loan Agreement dated as of September 29, 2017, had previously been amended by a First Amendment to Second Amended and Restated Loan Agreement dated as of January 31, 2019, a Second Amendment to Second Amended and Restated Loan Agreement dated as of November 4, 2020, and a Third Amendment to Second Amended and Restated Loan Agreement dated as of January 27, 2021 (as so amended, the “Existing Loan Agreement”). Details of the individual credit facilities provided for in the Amendment are as follows:

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

We may prepay any outstanding principal amounts borrowed under either the Secured Term Loan or the Unsecured Term Loan at any time, without penalty provided that any payment is accompanied by all accrued interest owed. As of April 30, 2023, $5.9 million was outstanding under the Unsecured Term Loan, and $18 million was outstanding under the Secured Term Loan.

We incurred $37,500 in debt issuance costs in connection with our term loans. As of April 30, 2023, unamortized loan costs of $31,875 were netted against the carrying value of our term loans on our condensed consolidated balance sheets.

The Amendment also included customary representations and warranties and requires us to comply with customary covenants, including, among other things, the following financial covenants:

■	Maintain a ratio of funded debt to EBITDA not exceeding:

o	2.50:1.0 through July 30, 2023;

o	2.25:1.0 through July 30, 2024; and

o	2.00:1.00 thereafter.

■	A basic fixed charge coverage ratio of at least 1.25:1.00; and

■	Limit capital expenditures to no more than $15.0 million during any fiscal year.

The Existing Loan Agreement also limits our right to incur other indebtedness, make certain investments and create liens upon our assets, subject to certain exceptions, among other restrictions. The Existing Loan Agreement does not restrict our ability to pay cash dividends on, or repurchase, shares of our common stock, subject to our compliance with the financial covenants discussed above if we are not otherwise in default under the Existing Loan Agreement.

We were in compliance with each of these financial covenants at April 30, 2023 and expect to remain in compliance with existing covenants for the foreseeable future.

As of April 30, 2023, we had $27.2 million available under our $35 million Existing Revolver to fund working capital needs. Standby letters of credit in the aggregate amount of $7.8 million, used to collateralize certain insurance arrangements and for imported product purchases, were outstanding under the Existing Revolver as of April 30, 2023. There were no additional borrowings outstanding under the Existing Revolver as of April 30, 2023.

11.        Earnings Per Share

We refer you to the discussion of Earnings Per Share in Note 2. Summary of Significant Accounting Policies, in the financial statements included in our 2023 Annual Report, for additional information concerning the calculation of earnings per share (EPS).

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

	April 30,	January 29,
	2023	2023

Restricted shares	175	132
RSUs and PSUs	156	101
	331	233

All restricted shares, RSUs and PSUs awarded that have not yet vested are considered when computing diluted earnings per share. The following table sets forth the computation of basic and diluted earnings per share:

	Thirteen Weeks Ended
	April 30,	May 1,
	2023	2022

Net income	$1,450	$3,182
Less: Unvested participating restricted stock dividends	30	19
Net earnings allocated to unvested participating restricted stock	18	25
Earnings available for common shareholders	1,402	3,138

Weighted average shares outstanding for basic earnings per share	10,976	11,866
Dilutive effect of unvested restricted stock, RSU and PSU awards	101	83
Weighted average shares outstanding for diluted earnings per share	11,077	11,949

Basic earnings per share	$0.13	$0.27

Diluted earnings per share	$0.13	$0.26

12.        Income Taxes

We recorded income tax expenses of $402,000 and $991,000 for the fiscal 2024 and fiscal 2023 first quarters, respectively. The effective tax rates for the fiscal 2024 and 2023 first quarters were 21.7% and 23.7%, respectively.

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

■

Domestic Upholstery, which includes the domestic upholstery manufacturing operations of Bradington-Young, HF Custom (formerly Sam Moore Furniture), Shenandoah Furniture and Sunset West, a business acquired at the beginning of fiscal 2023; and

■	All Other, consisting of H Contract and Lifestyle Brands. Neither of these operating segments were individually reportable; therefore, we combined them in “All Other” in accordance with ASC 280.

The following table presents segment information for the periods, and as of the dates, indicated.

	Thirteen Weeks Ended
	April 30,		May 1,
	2023		2022
		% Net		% Net
Net Sales		Sales		Sales
Hooker Branded	$41,891	34.4%	$42,230	28.7%
Home Meridian	41,921	34.4%	62,085	42.1%
Domestic Upholstery	35,104	28.8%	41,220	28.0%
All Other	2,899	2.4%	1,779	1.2%
Consolidated	$121,815	100%	$147,314	100.0%

Gross Profit
Hooker Branded	$13,091	31.3%	$13,240	31.4%
Home Meridian	6,713	16.0%	6,305	10.2%
Domestic Upholstery	7,023	20.0%	9,354	22.7%
All Other	1,079	37.2%	560	31.5%
Consolidated	$27,906	22.9%	$29,459	20.0%

Operating Income/(Loss)
Hooker Branded	$2,300	5.5%	$4,142	9.8%
Home Meridian	(2,119)	-5.1%	(3,095)	-5.0%
Domestic Upholstery	1,328	3.8%	2,752	6.7%
All Other	466	16.1%	124	7.0%
Consolidated	$1,975	1.6%	$3,923	2.7%

Capital Expenditures
Hooker Branded	$2,787		$468
Home Meridian	227		40
Domestic Upholstery	116		322
All Other	28		-
Consolidated	$3,158		$830

Depreciation & Amortization
Hooker Branded	$491		$684
Home Meridian	687		662
Domestic Upholstery	947		938
All Other	22		3
Consolidated	$2,147		$2,287

	As of April 30,		As of January 29,
	2023	%Total	2023	%Total
Identifiable Assets		Assets		Assets
Hooker Branded	$172,499	54.2%	$174,523	52.1%
Home Meridian	80,709	25.4%	92,469	27.6%
Domestic Upholstery	63,307	19.9%	66,435	19.8%
All Other	1,706	0.5%	1,558	0.5%
Consolidated	$318,221	100%	$334,985	100%
Consolidated Goodwill and Intangibles	45,847		46,731
Total Consolidated Assets	$364,068		$381,716

Sales by product type are as follows:

	Net Sales (in thousands)
	Thirteen Weeks Ended
	April 30, 2023	%Total	May 1, 2022	%Total
Casegoods	$67,975	56%	$74,192	50%
Upholstery	53,840	44%	73,122	50%
	$121,815	100%	$147,314	100%

14.        Subsequent Events

Dividends

On June 5, 2023, our board of directors declared a quarterly cash dividend of $0.22 per share which will be paid on June 30, 2023 to shareholders of record at June 16, 2023.

Additional Share Repurchase Authorization

On June 5, 2023 our Board of Directors approved an additional $5 million for the repurchase of our common shares, adding to the $20 million authorization it approved in June 2022. As of the filing date of this report, approximately $5.5 million remains available for the repurchase of our shares under these authorizations.

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

Forward-Looking Statements

Certain statements made in this report, including statements under Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in the notes to the consolidated financial statements included in this report, are not based on historical facts, but are forward-looking statements.  These statements reflect our reasonable judgment with respect to future events and typically can be identified by the use of forward-looking terminology such as “believes,” “expects,” “projects,” “intends,” “plans,” “may,” “will,” “should,” “would,” “could” or “anticipates,” or the negatives thereof, or other variations thereof, or comparable terminology, or by discussions of strategy.  Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements.  Those risks and uncertainties include but are not limited to:

■

general economic or business conditions, both domestically and internationally, including the current macro-economic uncertainties and challenges to the retail environment for home furnishings along with instability in the financial and credit markets, in part due to inflation and rising interest rates, including their potential impact on (i) our sales and operating costs and access to financing, (ii) customers, and (iii) suppliers and their ability to obtain financing or generate the cash necessary to conduct their respective businesses;

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

■	risks associated with our Georgia warehouse including the inability to realize anticipated cost savings and subleasing excess space on favorable terms;

■

risks associated with domestic manufacturing operations, including fluctuations in capacity utilization and the prices and availability of key raw materials, as well as changes in transportation, warehousing and domestic labor costs, availability of skilled labor, and environmental compliance and remediation costs;

■

the risks related to the Sunset Acquisition including integration costs, maintaining Sunset West’s existing customer relationships, debt service costs, interest rate volatility, the use of operating cash flows to service debt to the detriment of other corporate initiatives or strategic opportunities, the loss of key employees from Sunset West, the disruption of ongoing businesses or inconsistencies in standards, controls, procedures and policies across the business which could adversely affect our internal control or information systems and the costs of bringing them into compliance and failure to realize benefits anticipated from the Sunset Acquisition;

■	changes in U.S. and foreign government regulations and in the political, social and economic climates of the countries from which we source our products;

■

risks associated with product defects, including higher than expected costs associated with product quality and safety, regulatory compliance costs (such as the costs associated with the US Consumer Product Safety Commission’s new mandatory furniture tip-over standard, STURDY) related to the sale of consumer products and costs related to defective or non-compliant products, product liability claims and costs to recall defective products and the adverse effects of negative media coverage;

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

Also, our business is subject to significant risks and uncertainties any of which can adversely affect our business, results of operations, financial condition or future prospects. For a discussion of risks and uncertainties that we face, see the Forward-Looking Statements detailed above and Item 1A, “Risk Factors” in our 2023 Annual Report.

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

Quarterly Reporting

This quarterly report on Form 10-Q includes our unaudited condensed consolidated financial statements for the 2024 fiscal year thirteen-week period (also referred to as “three months,” “three-month period,” “quarter,” “first quarter” or “quarterly period”) that began January 30, 2023 and ended April 30, 2023. This report discusses our results of operations for this period compared to the 2023 fiscal year thirteen-week period that began January 31, 2022 and ended May 1, 2022; and our financial condition as of April 30, 2023 compared to January 29, 2023.

References in this report to:

■	the 2024 fiscal year and comparable terminology mean the fiscal year that began January 30, 2023 and will end January 28, 2024; and

■	the 2023 fiscal year and comparable terminology mean the fiscal year that began January 31, 2022 and ended January 29, 2023.

Dollar amounts presented in the tables below are in thousands except for per share data.

The following discussion should be read in conjunction with the condensed consolidated financial statements, including the related notes, contained elsewhere in this quarterly report. We also encourage users of this report to familiarize themselves with all of our recent public filings made with the SEC, especially our 2023 Annual Report. Our 2023 Annual Report contains critical information regarding known risks and uncertainties that we face, critical accounting policies and information on commitments and contractual obligations that are not reflected in our condensed consolidated financial statements, as well as a more thorough and detailed discussion of our corporate strategy and new business initiatives.

Our 2023 Annual Report and other public filings made with the SEC are available, without charge, at www.sec.gov and at http://investors.hookerfurnishings.com.

Overview

Hooker Furnishings Corporation, incorporated in Virginia in 1924, is a designer, marketer and importer of casegoods (wooden and metal furniture), leather furniture, and fabric-upholstered furniture for the residential, hospitality and contract markets. We also domestically manufacture premium residential custom leather, custom fabric-upholstered furniture and outdoor furniture.

Orders and Backlog

In the discussion below and herein, we reference changes in sales orders or “orders” and sales order backlog (unshipped orders at a point in time) or “backlog” over and compared to certain periods of time and changes discussed are in sales dollars and not units of inventory, unless stated otherwise. We believe orders are generally good current indicators of sales momentum and business conditions. If the items ordered are in stock and the customer has requested immediate delivery, we generally ship products in about seven days or less from receipt of order; however, orders may be shipped later if they are out of stock or there are production or shipping delays or the customer has requested the order to be shipped at a later date. It is our policy and industry practice to allow order cancellation for casegoods up to the time of shipment or, in the case of container direct orders, up until the time the container is booked with the ocean freight carrier; therefore, customer orders for casegoods are not firm. However, domestically produced upholstered products are predominantly custom-built and consequently, cannot be cancelled once the leather or fabric has been cut. Our hospitality products are highly customized and are generally not cancellable. For our outdoor furnishings, most orders require a deposit upon order and the balance before production is started, and hence are generally non-cancellable.

For the Hooker Branded and Domestic Upholstery segments and All Other, we generally consider backlogs to be one helpful indicator of sales for the upcoming 30-day period, but because of our relatively quick delivery and our cancellation policies, we do not consider order backlogs to be a reliable indicator of expected long-term sales. We generally consider the Home Meridian segment’s backlog to be one helpful indicator of that segment’s sales for the upcoming 90-day period. Due to (i) the average sales order sizes of its mass and mega account channels of distribution, (ii) the proprietary nature of many of its products and (iii) the project nature of its hospitality business, for which average order sizes tend to be larger and consequently, the Home Meridian segment’s order backlog tends to be larger.

There have been exceptions to the general predictive nature of our orders and backlogs noted in this paragraph, such as during times of extremely high demand and supply chain challenges as experienced during the immediate aftermath of the initial COVID-19 crisis and subsequent recovery. Orders were not being converted to shipments as quickly as would be expected compared to the pre-pandemic environment due to the lack and cost of shipping containers and vessel space as well as limited overseas vendor capacity and our domestic production capacity. As a result, backlogs were significantly elevated and reached historical levels in the prior two years.

At April 30, 2023, our backlog of unshipped orders was as follows:

	Order Backlog
	(Dollars in 000s)

Reporting Segment	April 30, 2023	January 29, 2023	May 1, 2022

Hooker Branded	$17,357	$19,276	$76,562
Home Meridian	40,413	43,052	120,844
Domestic Upholstery	24,402	28,404	79,018
All Other	5,188	4,654	6,153

Consolidated	$87,360	$95,386	$282,577

At the end of fiscal 2024 first quarter, order backlog decreased as compared to the fiscal 2023 year-end and the prior year first quarter end. The decrease was attributable to more normalized levels of shipping and lower incoming orders driven by a decrease in overall demand.

Executive Summary-Results of Operations

Consolidated net sales for the fiscal 2024 first quarter decreased by $25.5 million, or 17.3% compared to the prior year quarter, driven by a 32.5% sales decrease in the Home Meridian segment and to a lesser extent, a 14.8% decrease in the Domestic Upholstery segment. Despite being a smaller part of overall results, All Other contributed a $1.1 million sales increase. Net sales in the Hooker Branded segment remained relatively unchanged. Consolidated gross profit decreased mainly due to lower sales volume, while gross margin increased. Consolidated operating income was $2.0 million or 1.6% of net sales, compared to $3.9 million or 2.7% in the prior year period. Consolidated net income was $1.5 million or $0.13 per diluted share for the quarter, compared to a $3.2 million or $0.26 per diluted share in the prior year period.

Our fiscal 2024 first quarter performance is discussed in greater detail below under “Review” and “Results of Operations.”

Review

The home furnishings industry continues to experience decreased demand and a sluggish retail environment, as well as other economic uncertainties such as increased inflation and rising interest rates. We remain cautious yet positive for fiscal 2024 as during the first quarter of fiscal 2024 we managed to strengthen our financial position by building up cash by $12 million from the 2023 fiscal year ended in January, reducing inventory levels by $23 million, and maintaining profitability in the Hooker Branded and Domestic Upholstery segments. The Home Meridian segment’s operating loss was lower than prior year quarter’s result and better than management expected for the current year considering the current retail environment and the significant amount of closeout sales recorded in the first quarter.

The Hooker Branded segment’s net sales were essentially flat, decreasing slightly by 0.8% or $339,000 compared to the prior year period. Discounting increased by 230 bps from abnormally low levels in the prior year due to softened demand in the quarter. In addition, returns and allowances increased by 140 bps compared to the prior year period. At the end of the first quarter, inventory levels decreased by $14 million as compared to fiscal 2023 year-end but were still elevated and much higher than pre-pandemic levels in fiscal 2020. We are actively working to reduce inventory levels to align with current demand. This segment reported an operating income of $2.3 million and an operating margin of 5.5%, compared to $4.1 million and 9.8%, respectively, in the prior year period. The decrease was due to higher professional services fees and increased marketing and advertising expenses to support the growth and expansion strategies. Additionally, compensation expenses also increased due to wage inflation and higher benefits expenses. Quarter-end backlog was much lower than the prior year first quarter end but remained 50% higher than pre-pandemic levels at fiscal 2020 first quarter end. Incoming orders decreased by 16.6% as compared to the prior year quarter and approached levels similar to fiscal 2020 first quarter, reflecting more normalized demand after the pandemic.

The Home Meridian segment’s net sales decreased by $20.2 million, or 32.5% in the fiscal 2024 first quarter versus the prior year first quarter. In addition, this segment recorded an operating loss of $2.1 million resulting from sales volume losses. Sales of inventory that was written down in the fiscal 2023 fourth quarter totaled $12.2 million in the fiscal 2024 first quarter. Sales of previously written-down or written-off inventory had an immaterial impact on gross profit in the quarter. While the results were disappointing, the operating loss improved by $1 million as compared to prior year first quarter. The sales declines were attributed to decreases with major furniture chains and mass merchants, due to a slower retail environment for home furnishings and slower order rates and delayed orders from our retail customers as they continue to reduce their inventory levels. Prime Resources International and Samuel Lawrence Furniture accounted for nearly all the net sales decreases and about 70% of the operating loss, while Pulaski Furniture’s net sales decreased by $1.2 million. Meanwhile, at the Accentrics Home business unit (ACH), which focused on e-commerce customers, net sales remained flat as compared to the prior year quarter, and accounted for 30% of the operating loss in this segment due to the liquidation of the ACH business. On a more positive note, Samuel Lawrence Hospitality’s net sales more than doubled compared to the prior year quarter indicating a strong recovery in the hospitality industry after the COVID pandemic. Additionally, freight costs improved by approximately 300 bps versus the prior year first quarter due to the stabilization of ocean freight rates. Incoming orders and quarter-end backlog were lower than the prior year quarter and fiscal 2020 first quarter, due to the absence of orders from Clubs channel and the ACH business, as well as decreased incoming orders from the retail customers.

The Domestic Upholstery segment’s net sales decreased by $6.1 million, or 14.8% in the fiscal 2024 first quarter, following a streak of sales growth for the past two years. HF Custom, Sunset West and Shenandoah experienced sales decreases. These decreases were partially offset by increased net sales at Bradington-Young. The sales decline at HF Custom resulted from decreased incoming orders. Sales decreases at Sunset West were attributed to slowed shipping in February and March caused by the December 2022 conversion to our new ERP system. Additionally, during the expansion of our outdoor furniture business to the east coast, we experienced transition issues and start-up delays in the Georgia warehouse, which affected shipping activities at Sunset West. These issues were mostly resolved by the end of the first quarter. Profitability in the segment was negatively impacted by higher medical claims across all divisions and under-absorbed indirect costs at HF Custom due to sales volume loss and reduced working hours. Gross margin benefited from the price increases we implemented last year to help mitigate materials cost inflation. Despite the sales decline and disruptions, this segment reported an operating income of $1.3 million and an operating margin of 3.8%. Quarter-end backlog for Bradington-Young remained over three times of the pre-pandemic levels at fiscal 2020 first quarter end, while the backlogs for HF Custom and Shenandoah decreased to levels similar to fiscal 2020. Incoming orders at Bradington-Young and Shenandoah were at similar levels in the first quarter of fiscal 2020, while HF Custom experienced lower orders compared to this period.

Cash and cash equivalents stood at $31 million at fiscal 2024 first quarter-end, an increase of $12 million from the prior year-end. During the first quarter, we used a portion of the $22.4 million cash generated from operating activities to fund $4.3 million share repurchases, $3.2 million capital expenditures including investments in our new showroom, $2.4 million in cash dividends to our shareholders, and $1.3 million for development of our cloud-based ERP system. In addition to our cash balance, we had an aggregate of $27.2 million available under our existing revolver at quarter-end to fund working capital needs. We believe that our liquidity and capital requirements will be further improved through the liquidation sales of excess inventories at Home Meridian, as discussed above. With strategic inventory management, reasonable capital expenditures, and prudent expense management, we believe we have sufficient financial resources to support our business operations for the foreseeable future.

Results of Operations

The following table sets forth the percentage relationship to net sales of certain items included in the condensed consolidated statements of operations included in this report.

	Thirteen Weeks Ended
	April 30,	May 1,
	2023	2022
Net sales	100%	100%
Cost of sales	77.1	80.0
Gross profit	22.9	20.0
Selling and administrative expenses	20.6	16.7
Intangible asset amortization	0.7	0.6
Operating income	1.6	2.7
Other income, net	0.1	0.2
Interest expense	0.1	-
Income before income taxes	1.5	2.9
Income tax expense	0.3	0.7
Net income	1.2	2.2

Fiscal 2024 First Quarter Compared to Fiscal 2023 First Quarter

	Net Sales
	Thirteen Weeks Ended
	April 30,		May 1,
	2023		2022
		% Net Sales		% Net Sales	$ Change	% Change
Hooker Branded	$41,891	34.4%	$42,230	28.7%	$(339)	-0.8%
Home Meridian	41,921	34.4%	62,085	42.1%	(20,164)	-32.5%
Domestic Upholstery	35,104	28.8%	41,220	28.0%	(6,116)	-14.8%
All Other	2,899	2.4%	1,779	1.2%	1,120	63.0%
Consolidated	$121,815	100%	$147,314	100%	$(25,499)	-17.3%

Unit Volume	FY24 Q1 % Increase vs. FY23 Q1	Average Selling Price (“ASP”)	FY24 Q1 % Increase vs. FY23 Q1

Hooker Branded	-6.3%	Hooker Branded	8.2%
Home Meridian	-10.5%	Home Meridian	-24.4%
Domestic Upholstery	-25.0%	Domestic Upholstery	13.2%
All Other	55.1%	All Other	4.7%
Consolidated	-11.1%	Consolidated	-6.1%

Consolidated net sales decreased in the fiscal 2024 first quarter due to sales declines in the Home Meridian and Domestic Upholstery segments, while net sales at All Other were up $1.1 million and Hooker Branded net sales decreased slightly.

■

The Hooker Branded segment’s net sales decreased by 0.8% in the fiscal 2024 first quarter compared to the prior year quarter. Although ASP increased due to the price increases we implemented last year in response to product cost inflation, the favorable effect was offset by higher discounting and returns and allowances, which were 370 bps higher than prior year period, as well as decreased unit volume.

■

The Home Meridian segment’s net sales decreased by 32.5% in the fiscal 2024 first quarter attributed to lower sales in the major furniture chains and mass merchant channels due to a slow retail environment. These decreases were partially offset by strong sales in the hospitality business, which more than doubled as compared to the prior year period. ASP decreased significantly due to the increased volume of liquidation sales, which accounted for over 50% of the total units sold but less than 30% of total sales dollars.

■

The Domestic Upholstery segment’s net sales decreased by 14.8% in the fiscal 2024 first quarter compared to the prior year period. This decrease was driven by sales declines at HF Custom and Sunset West, and to a lesser extent, a sales decrease at Shenandoah. Bradington-Young reported a sales increase. ASP increased across all divisions due to the price increases we implemented in response to the inflation of raw material costs. However, it was not sufficient to offset the decrease in unit volume.

■

All Other’s net sales increased significantly in the fiscal 2024 first quarter driven by increased unit volume and ASP at H Contract due to continued recovery of the senior living industry after the COVID pandemic.

	Gross Profit and Margin
	Thirteen Weeks Ended
	April 30,		May 1,
	2023		2022
		% Net Sales		% Net Sales	$ Change	% Change
Hooker Branded	$13,091	31.3%	$13,240	31.4%	$(149)	-1.1%
Home Meridian	6,713	16.0%	6,305	10.2%	408	6.5%
Domestic Upholstery	7,023	20.0%	9,354	22.7%	(2,331)	-24.9%
All Other	1,079	37.2%	560	31.5%	519	92.7%
Consolidated	$27,906	22.9%	$29,459	20.0%	$(1,553)	-5.3%

Consolidated gross profit decreased in the fiscal 2024 first quarter due to a decrease in the Domestic Upholstery segment, partially offset by increases in gross profit at Home Meridian and All Other. Consolidated gross margin increased due to lower net sales and improved gross margin in the traditionally lower margin Home Meridian segment.

■

The Hooker Branded segment’s gross profit and gross margin both remained flat. Warehousing costs increased primarily due to higher demurrage and drayage expenses. Although these expenses have shown a downward trend in recent quarters, they were higher than the prior year first quarter. Additionally, operating and shipping supplies expenses, along with benefits expenses, also contributed to the increase in warehousing costs. These increases were partially offset by lower warehouse costs resulting from the exit of a leased warehouse in Asia and lower labor expenses due to reduced shipping activities.

■

The Home Meridian segment’s gross profit and margin both increased in the fiscal 2024 first quarter despite a net sales decline. Gross profit and margin increased due to lower ocean freight costs, the absence of warehouse transition and start-up costs incurred in the prior year period, and lower wage expenses due to organizational and personnel changes. Sales of previously written-down or written-off inventory had an immaterial impact on gross profit in the quarter.

■

The Domestic Upholstery segment’s gross profit and margin both decreased in the fiscal 2024 first quarter due to sales decline and increased benefits expense driven by higher medical claims, which were 310 bps higher than the prior year period.

■	All Other’s gross profit and margin both increased in the fiscal 2024 first quarter due to increased net sales.

	Selling and Administrative Expenses (S&A)
	Thirteen Weeks Ended
	April 30,		May 1,
	2023		2022
		% Net Sales		% Net Sales	$ Change	% Change
Hooker Branded	$10,791	25.8%	$9,098	21.5%	$1,693	18.6%
Home Meridian	8,502	20.3%	9,066	14.6%	(564)	-6.2%
Domestic Upholstery	5,142	14.6%	6,058	14.7%	(916)	-15.1%
All Other	613	21.1%	436	24.5%	177	40.6%
Consolidated	$25,048	20.6%	$24,658	16.7%	$390	1.6%

Consolidated selling and administrative (“S&A”) expenses increased slightly in absolute terms due to the increase in the Hooker Branded segment, which was offset by decreases in the Home Meridian and Domestic Upholstery segments. Consolidated S&A expenses increased significantly as a percentage of net sales due to overall decreased net sales.

■

The Hooker Branded segment’s S&A expenses increased both in absolute terms and as a percentage of net sales in the fiscal 2024 first quarter. This increase was attributed to various factors, including higher compensation and benefits expense from salary inflation and higher medical claims, higher marketing costs and higher professional services fees. The increases were partially offset by a decrease in bad debt expense due to decreased AR balance.

■

The Home Meridian segment’s S&A expenses decreased in absolute terms in the fiscal 2024 first quarter due primarily to decreased salary expenses as the result of personnel changes, and to a lesser extent lower selling costs and product development cost. These decreases were partially offset by higher bad debt expense due to an increase in uninsured AR balance, return to more normalized travel expenses and higher compliance costs. S&A expenses increased as a percentage of net sales due to lower net sales.

■

The Domestic Upholstery segment’s S&A expenses decreased in absolute terms and remained flat as a percentage of net sales in the fiscal 2024 first quarter. The decrease was primarily due to lower selling costs resulting from decreased net sales, the absence of accelerated depreciation expense on its ERP system in the prior year period, as well as decreased wage expenses. The decrease was partially offset by increased benefits expense driven by higher medical claims, higher professional service fees, and other general spending.

■	All Other S&A expenses increased in the fiscal 2024 first quarter due to increased selling costs on over 60% net sales increase.

	Intangible Asset Amortization
	Thirteen Weeks Ended
	April 30,		May 1,
	2023		2022
		% Net Sales		% Net Sales	$ Change	% Change
Intangible asset amortization	$883	0.7%	$878	0.6%	$5	0.6%

Intangible asset amortization expense increased slightly in fiscal 2024 first quarter due to the reassessment and amortization of Sam Moore trade name. See Note 8 to our Condensed Consolidated Financial Statements for additional information.

	Operating Profit/(Loss) and Margin
	Thirteen Weeks Ended
	April 30,		May 1,
	2023		2022
		% Net Sales		% Net Sales	$ Change	% Change
Hooker Branded	$2,300	5.5%	$4,142	9.8%	$(1,842)	-44.5%
Home Meridian	(2,119)	-5.1%	(3,095)	-5.0%	976	31.5%
Domestic Upholstery	1,328	3.8%	2,752	6.7%	(1,424)	-51.7%
All Other	466	16.1%	124	7.0%	342	275.8%
Consolidated	$1,975	1.6%	$3,923	2.7%	$(1,948)	-49.7%

Operating profit and margin decreased as compared to the prior year quarter due to the factors discussed above.

	Interest Expense, net
	Thirteen Weeks Ended
	April 30,		May 1,
	2023		2022
		% Net Sales		% Net Sales	$ Change	% Change
Consolidated interest expense, net	$179	0.1%	$28	0.0%	$151	539.3%

Consolidated interest expense was higher in fiscal 2024 first quarter due to interest on the term loans, which we entered into in July 2022.

	Income taxes
	Thirteen Weeks Ended
	April 30,		May 1,
	2023		2022
		% Net Sales		% Net Sales	$ Change	% Change
Consolidated income tax expense	$402	0.3%	$991	0.7%	$(589)	-59.4%

Effective Tax Rate	21.7%		23.7%

We recorded income tax expenses of $402,000 and $991,000 for the fiscal 2024 and fiscal 2023 first quarters, respectively. The effective tax rates for the fiscal 2024 and 2021 first quarters were 21.7% and 23.7%, respectively.

	Net Income
	Thirteen Weeks Ended
	April 30,		May 1,
	2023		2022
		% Net Sales		% Net Sales	$ Change	% Change
Consolidated net income	$1,450	1.2%	$3,182	2.2%	$(1,732)	-54.4%

Diluted earnings per share	$0.13		$0.26

Outlook

While retail conditions remain mixed and economic uncertainties continue, we saw increases in consolidated incoming orders in fiscal May. We believe the industry is steadily working through excess inventory and believe incoming order trends are indicative of that progress. Furthermore, we are encouraged by reports from customers about strong Memorial Day sales.

Following Hooker Legacy Brands’ successful new showroom grand opening at the Spring High Point Market, we expect to continue initiatives to enhance visibility and addressable market reach this summer such as debuting a new showroom at the Atlanta Market for Hooker Legacy brands and showing at our fourth Las Vegas Market this summer. Sunset West will debut a new showroom at the Atlanta Market, which is the new sponsor of the Casual Market for outdoor furniture, recently relocated from Chicago. At HMI, we expect the previously announced inventory liquidations to be substantially completed by the end of the fiscal 2024 second quarter. While we expect some short-term volatility in sales and earnings at HMI, we continue to expect the segment to achieve profitability by the end of the 2024 fiscal year.

We continue to focus on organic growth opportunities through expanded visibility, strategic product development, operational improvements, and cost reductions. We believe by focusing on these controllables, we will be in the strongest possible position when the demand environment improves.

Financial Condition, Liquidity and Capital Resources

Cash Flows – Operating, Investing and Financing Activities

	Thirteen Weeks Ended
	April 30,	May 1,
	2023	2022
Net cash provided by/(used in) operating activities	$22,350	$(30,018)
Net cash used in investing activities	(3,265)	(26,860)
Cash used in financing activities	(7,111)	(2,388)
Net increase / (decrease) in cash and cash equivalents	$11,974	$(59,266)

During the three months ended April 30, 2023, we used a portion of the $22.4 million cash generated from operations to fund $4.3 million share repurchases, $3.2 million capital expenditures including investments in our new showroom, $2.4 million in cash dividends to our shareholders, $1.3 million for development of our cloud-based ERP system, and $107,000 in life insurance premiums on Company-owned life insurance policies.

In comparison, during the three months ended May 1, 2022, we used a portion of the existing cash and cash equivalents on hand to build up inventory levels, fund the Acquisition, pay $2.4 million in cash dividends, $830,000 capital expenditures to enhance our business systems and facilities, and $118,000 in life insurance premiums on Company-owned life insurance policies.

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

Our most significant ongoing short-term cash requirements relate primarily to funding operations (including expenditures for inventory, lease payments and payroll), quarterly dividend payments and capital expenditures related primarily to our ERP project, showroom renovations and upgrading systems, buildings and equipment. The timing of our working capital needs can vary greatly depending on demand for and availability of raw materials and imported finished goods but is generally the greatest in the mid-summer as a result of inventory build-up for the traditional fall selling season. Long term cash requirements relate primarily to funding lease payments and repayment of long-term debt.

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

We may prepay any outstanding principal amounts borrowed under either the Secured Term Loan or the Unsecured Term Loan at any time, without penalty provided that any payment is accompanied by all accrued interest owed. As of April 30, 2023, $5.9 million was outstanding under the Unsecured Term Loan, and $18 million was outstanding under the Secured Term Loan.

We incurred $37,500 in debt issuance costs in connection with our term loans. As of April 30, 2023, unamortized loan costs of $31,875 were netted against the carrying value of our term loans on our condensed consolidated balance sheets.

The Amendment also included customary representations and warranties and requires us to comply with customary covenants, including, among other things, the following financial covenants:

■	Maintain a ratio of funded debt to EBITDA not exceeding:

o	2.50:1.0 through July 30, 2023;

o	2.25:1.0 through July 30, 2024; and

o	2.00:1.00 thereafter.

■	A basic fixed charge coverage ratio of at least 1.25:1.00; and

■	Limit capital expenditures to no more than $15.0 million during any fiscal year.

The Existing Loan Agreement also limits our right to incur other indebtedness, make certain investments and create liens upon our assets, subject to certain exceptions, among other restrictions. The Existing Loan Agreement does not restrict our ability to pay cash dividends on, or repurchase, shares of our common stock, subject to our compliance with the financial covenants discussed above if we are not otherwise in default under the Existing Loan Agreement.

We were in compliance with each of these financial covenants at April 30, 2023 and expect to remain in compliance with existing covenants for the foreseeable future.

As of April 30, 2023, we had $27.2 million available under our $35 million Existing Revolver to fund working capital needs. Standby letters of credit in the aggregate amount of $7.8 million, used to collateralize certain insurance arrangements and for imported product purchases, were outstanding under the Existing Revolver as of April 30, 2023. There were no additional borrowings outstanding under the Existing Revolver as of April 30, 2023.

Share Repurchase Authorization

In fiscal 2023, our Board of Directors authorized the repurchase of up to $20 million of the Company’s common shares. The authorization does not obligate us to acquire a specific number of shares during any period and does not have an expiration date, but it may be modified, suspended, or discontinued at any time at the discretion of our Board of Directors. Repurchases may be made from time to time in the open market, or through privately negotiated transactions or otherwise, in compliance with applicable laws, rules and regulations, and subject to our cash requirements for other purposes, compliance with the covenants under the loan agreement for our revolving credit facility and other factors we deem relevant.

During the first quarter of fiscal 2024, we used approximately $4.3 million of the authorization to purchase 227,330 of our common shares (at an average price of $18.99 per share), with approximately $2.3 million remaining available for future purchases under the authorization as of the end of the fiscal 2024 first quarter. See Note 14 to our Condensed Consolidated Financial Statement “Additional Share Repurchase Authorization” herein for an update on our share repurchase program.

Capital Expenditures

We expect to spend approximately $2.0-3.0 million in capital expenditures over the remainder of fiscal 2024 to maintain and enhance our operating systems and facilities.

Enterprise Resource Planning Project

During calendar 2021, our Board of Directors approved an upgrade to our current ERP system and implementation efforts began shortly thereafter. The ERP system went live at Sunset West in December 2022 and is expected to go live in other legacy Hooker divisions in fiscal 2024, with the Home Meridian segment following afterwards. To complete the ERP system implementation as anticipated, we will be required to expend significant financial and human resources. We anticipate spending approximately $2.5 million over the remainder of fiscal 2024, with a significant amount of time invested by our associates.

Dividends

On June 5, 2023, our board of directors declared a quarterly cash dividend of $0.22 per share which will be paid on June 30, 2023 to shareholders of record at June 16, 2023.

Critical Accounting Policies

There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our 2023 Annual Report.

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

Interest Rate Risk

Borrowings under our revolving credit facility, the Secured Term Loan and the Unsecured Term loan bear interest based on BSBY plus 1.00%, BSBY plus 0.90% and BSBY plus 1.40%, respectively. As such, these debt instruments expose us to market risk for changes in interest rates. There was no outstanding balance under our revolving credit facility as of April 30, 2023 other than standby letters of credit in the amount of $7.8 million. As of April 30, 2023, $23.9 million was outstanding under our term loans. A 1% increase in the BSBY rate would result in an annual increase in interest expenses on our terms loans of approximately $233,000.

Raw Materials Price Risk

We are exposed to market risk from changes in the cost of raw materials used in our domestic upholstery manufacturing processes; principally, wood, fabric, and foam products. Increases in home construction activity could result in increases in wood and fabric costs. Additionally, the cost of petroleum-based foam products we utilize are sensitive to crude oil prices, which vary due to supply, demand, and geo-political factors.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended April 30, 2023. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective as of April 30, 2023 to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to the Company’s management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure and are effective to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

On January 31, 2022, we closed on the acquisition of substantially all of the assets of Sunset HWM, LLC (“Sunset West"). As permitted by SEC guidance for newly acquired businesses, we excluded Sunset West’s operations from the scope of our Sarbanes-Oxley Section 404 report on internal controls over financial reporting for the year ending January 29, 2023. We are in the process of implementing our internal control structure at Sunset West and expect that this effort will be completed in fiscal 2024.

There have been no changes in our internal control over financial reporting during the fiscal quarter ended April 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds (1).

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Program	Maximum Dollar Value of Shares That May Yet Be Purchased Under The Program
				$6,646,127
January 30, 2023 - March 5, 2023	57,772	20.94	57,772	5,435,040
March 6, 2023 - April 2, 2023	58,216	19.79	58,216	4,281,603
April 3, 2023 - April 30, 2023	111,342	17.55	111,342	2,325,293

Total	227,330	$18.99	227,330

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

During the first quarter of fiscal 2024, we used approximately $4.3 million of the authorization to purchase 227,330 of our common shares (at an average price of $18.99 per share), with approximately $2.3 million remaining available for future purchases under the authorization as of the end of the fiscal 2024 first quarter. See Note 14 to our Condensed Consolidated Financial Statement “Additional Share Repurchase Authorization” herein for an update on our share repurchase program.

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

HOOKER FURNISHINGS CORPORATION

Date: June 8, 2023	By:	/s/ Paul A. Huckfeldt
Paul A. Huckfeldt
Chief Financial Officer and Senior Vice President – Finance and Accounting