Form 10-Q
period 2023-07-30
HOOKER FURNISHINGS Corp
filed 2023-09-08
CIK 1077688

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 30, 2023

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

As of September 1, 2023, there were 10,740,820 shares of the registrant’s common stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

HOOKER FURNISHINGS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

As of	July 30,	January 29,
	2023	2023
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$49,979	$19,002
Trade accounts receivable, net	39,441	62,129
Inventories	63,358	96,675
Income tax recoverable	3,025	3,079
Prepaid expenses and other current assets	7,370	6,418
Total current assets	163,173	187,303
Property, plant and equipment, net	28,433	27,010
Cash surrender value of life insurance policies	28,050	27,576
Deferred taxes	14,037	14,484
Operating leases right-of-use assets	58,589	68,949
Intangible assets, net	30,471	31,779
Goodwill	15,076	14,952
Other assets	12,286	9,663
Total non-current assets	186,942	194,413
Total assets	$350,115	$381,716

Liabilities and Shareholders’ Equity
Current liabilities
Current portion of long-term debt	$1,393	$1,393
Trade accounts payable	14,068	16,090
Accrued salaries, wages and benefits	6,447	9,290
Customer deposits	8,269	8,511
Current portion of operating lease liabilities	6,926	7,316
Other accrued expenses	2,264	7,438
Total current liabilities	39,367	50,038
Long term debt	22,177	22,874
Deferred compensation	7,880	8,178
Operating lease liabilities	54,157	63,762
Other long-term liabilities	866	843
Total long-term liabilities	85,080	95,657
Total liabilities	124,447	145,695

Shareholders’ equity
Common stock, no par value, 20,000 shares authorized, 10,819 and 11,197 shares issued and outstanding on each date	49,561	50,770
Retained earnings	175,348	184,386
Accumulated other comprehensive income	759	865
Total shareholders’ equity	225,668	236,021
Total liabilities and shareholders’ equity	$350,115	$381,716

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

HOOKER FURNISHINGS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	For the
	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 30,	July 31,	July 30,	July 31,
	2023	2022	2023	2022

Net sales	$97,806	$152,908	$219,621	$300,223

Cost of sales	74,465	121,853	168,374	239,709

Gross profit	23,341	31,055	51,247	60,514

Selling and administrative expenses	21,144	22,886	46,191	47,543
Intangible asset amortization	924	878	1,807	1,756

Operating income	1,273	7,291	3,249	11,215

Other income/(expense), net	357	(44)	411	234
Interest expense, net	654	83	833	111

Income before income taxes	976	7,164	2,827	11,338

Income tax expense	191	1,621	593	2,612

Net income	$785	$5,543	$2,234	$8,726

Earnings per share
Basic	$0.07	$0.47	$0.20	$0.74
Diluted	$0.07	$0.46	$0.20	$0.73

Weighted average shares outstanding:
Basic	10,732	11,876	10,854	11,871
Diluted	10,828	11,935	10,962	11,960

Cash dividends declared per share	$0.22	$0.20	$0.44	$0.40

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

HOOKER FURNISHINGS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	For the
	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 30,	July 31,	July 30,	July 31,
	2023	2022	2023	2022

Net income	$785	$5,543	$2,234	$8,726
Other comprehensive income:
Amortization of actuarial (gain) / loss	(70)	60	(140)	42
Income tax effect on amortization	17	(14)	34	(10)
Adjustments to net periodic benefit cost	(53)	46	(106)	32

Total comprehensive income	$732	$5,589	$2,128	$8,758

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

HOOKER FURNISHINGS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the
	Twenty-Six Weeks Ended
	July 30,	July 31,
	2023	2022
Operating Activities:
Net income	$2,234	$8,726
Adjustments to reconcile net income to net cash provided by/(used in) operating activities:
Depreciation and amortization	4,372	4,409
Deferred income tax expense	481	1,839
Noncash restricted stock and performance awards	1,043	873
Provision for doubtful accounts and sales allowances	(475)	(1,532)
Gain on life insurance policies	(684)	(587)
Loss/(Gain) on disposal of assets	30	-
Changes in assets and liabilities:
Trade accounts receivable	23,163	(4,843)
Inventories	35,062	(53,489)
Income tax recoverable	53	787
Prepaid expenses and other assets	(3,528)	(6,175)
Trade accounts payable	(2,029)	4,691
Accrued salaries, wages, and benefits	(2,843)	(1,480)
Customer deposits	(241)	27
Operating lease assets and liabilities	366	(151)
Other accrued expenses	(5,154)	(1,293)
Deferred compensation	(438)	(283)
Net cash provided by/(used in) operating activities	$51,412	$(48,481)

Investing Activities:
Acquisitions	(2,373)	(25,912)
Purchases of property and equipment	(3,965)	(1,947)
Premiums paid on life insurance policies	(317)	(404)
Proceeds received on life insurance policies	444	-
Net cash used in investing activities	(6,211)	(28,263)

Financing Activities:
Purchase and retirement of common stock	(8,668)	(1,137)
Cash dividends paid	(4,856)	(4,794)
Payments for long-term loans	(700)	-
Proceeds from long-term loans	-	25,000
Proceeds from revolving credit facility	-	30,301
Payments for revolving credit facility	-	(30,301)
Debt issuance cost	-	(38)
Net cash (used in)/provided by financing activities	(14,224)	19,031

Net increase/(decrease) in cash and cash equivalents	30,977	(57,713)
Cash and cash equivalents - beginning of year	19,002	69,366
Cash and cash equivalents - end of quarter	$49,979	$11,653

Supplemental disclosure of cash flow information:
Cash paid/(refund) for income taxes	$60	$(14)
Cash paid for interest, net	914	55

Non-cash transactions:
(Decrease)/Increase in lease liabilities arising from changes in right-of-use assets	$(6,356)	$7,680
Increase in property and equipment through accrued purchases	8	207

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

HOOKER FURNISHINGS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In thousands, except per share data)

(Unaudited)

				Accumulated
				Other	Total
	Common Stock		Retained	Comprehensive	Shareholders'
	Shares	Amount	Earnings	Income (loss)	Equity
Balance at May 1, 2022	12,002	$53,649	$208,678	$(65)	$262,262
Net income for the 13 weeks ended July 31, 2022			5,543		5,543
Unrealized loss on defined benefit plan, net of tax of $14				46	46
Cash dividends paid ($0.20 per share)			(2,405)		(2,405)
Purchase and retirement of common stock	(68)	$(315)	(822)		(1,137)
Restricted stock grants, net of forfeitures	25	(6)			(6)
Restricted stock compensation cost		371			371
Performance-based restricted stock units costs		154			154
Balance at July 31, 2022	11,959	$53,853	$210,994	$(19)	$264,828

Balance at April 30, 2023	11,029	$50,067	$180,152	$812	$231,031
Net income for the 13 weeks ended July 30, 2023			785		785
Unrealized loss on defined benefit plan, net of tax of $17				(53)	(53)
Cash dividends paid ($0.22 per share)			(2,412)		(2,412)
Purchase and retirement of common stock	(246)	$(1,171)	(3,177)		(4,348)
Restricted stock grants, net of forfeitures	36	-			-
Restricted stock compensation cost		472			472
Performance-based restricted stock units costs		193			193
Balance at July 30, 2023	10,819	$49,561	$175,348	$759	$225,668

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

HOOKER FURNISHINGS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (CONT.)

(In thousands, except per share data)

(Unaudited)

				Accumulated
				Other	Total
	Common Stock		Retained	Comprehensive	Shareholders'
	Shares	Amount	Earnings	Income (loss)	Equity
Balance at January 30, 2022	11,922	$53,295	$207,884	$(51)	$261,128
Net income for the 26 weeks ended July 31, 2022			8,726		8,726
Unrealized loss on defined benefit plan, net of tax of $10				32	32
Cash dividends paid ($0.40 per share)			(4,794)		(4,794)
Purchase and retirement of common stock	(68)	(315)	(822)		(1,137)
Restricted stock grants, net of forfeitures	105	(102)			(102)
Restricted stock compensation cost		667			667
Performance-based restricted stock units costs		308			308
Balance at July 31, 2022	11,959	$53,853	$210,994	$(19)	$264,828

Balance at January 29, 2023	11,197	$50,770	$184,386	$865	$236,021
Net income for the 26 weeks ended July 30, 2023			2,234		2,234
Unrealized loss on defined benefit plan, net of tax of $34				(106)	(106)
Cash dividends paid ($0.44 per share)			(4,856)		(4,856)
Purchase and retirement of common stock	(473)	(2,252)	(6,416)		(8,668)
Restricted stock grants, net of forfeitures	95	(150)			(150)
Restricted stock compensation cost		807			807
Performance-based restricted stock units costs		386			386
Balance at July 30, 2023	10,819	$49,561	$175,348	$759	$225,668

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

HOOKER FURNISHINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar and share amounts in tables, except per share amounts, in thousands unless otherwise indicated)

(Unaudited)

For the Twenty-Six Weeks Ended July 30, 2023

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

The financial statements contained herein are being filed as part of a quarterly report on Form 10-Q covering the 2024 fiscal year thirteen-week period (also referred to as “three months,” “three-month period,” “quarter,” “second quarter” or “quarterly period”) that began May 1, 2023, and the twenty-six week period (also referred to as “six months”, “six-month period” or “first half”) that began January 30, 2023, which both ended July 30, 2023. This report discusses our results of operations for these periods compared to the 2023 fiscal year thirteen-week period that began May 2, 2022, and the twenty-six-week period that began January 31, 2022, which both ended July 31, 2022; and our financial condition as of July 30, 2023 compared to January 29, 2023.

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

3.         Accounts Receivable

	July 30,	January 29,
	2023	2023

Gross accounts receivable	$44,263	$67,600
Customer allowances	(3,193)	(3,702)
Allowance for doubtful accounts	(1,629)	(1,769)
Trade accounts receivable	$39,441	$62,129

4.          Inventories

	July 30,	January 29,
	2023	2023
Finished furniture	$77,707	$115,015
Furniture in process	1,723	1,943
Materials and supplies	13,318	13,509
Inventories at FIFO	92,748	130,467
Reduction to LIFO basis	(29,390)	(33,792)
Inventories	$63,358	$96,675

5.         Property, Plant and Equipment

	Depreciable Lives	July 30,	January 29,
	(In years)	2023	2023

Buildings and land improvements	15 - 30	$32,796	$32,723
Computer software and hardware	3 - 10	16,060	15,887
Machinery and equipment	10	11,361	11,013
Leasehold improvements	Term of lease	12,252	11,894
Furniture and fixtures	3 - 10	6,352	5,991
Other	5	695	694
Total depreciable property at cost		79,516	78,202
Less accumulated depreciation		(52,971)	(53,427)
Total depreciable property, net		26,545	24,775
Land		1,077	1,077
Construction-in-progress		811	1,158
Property, plant and equipment, net		$28,433	$27,010

6.          Cloud Computing Hosting Arrangement

We are in the process of implementing a common Enterprise Resource Planning system (ERP) across all divisions. The ERP went live at Sunset West in December 2022 and in the legacy Hooker divisions in early September 2023. We expect it to go live in the Home Meridian segment during fiscal 2025.

Based on the provisions of ASU 2018-15, Intangibles — Goodwill and Other — Internal-Use Software, we capitalize implementation costs associated with hosting arrangements that are service contracts. In addition, based on the provisions of ASC 835 Interest, we capitalize interest associated with this ERP project by applying the interest rate on our unsecured term loan to the amount of the accumulated expenditures for the ERP asset. Both these costs are recorded on the “Other assets” line of our condensed consolidated balance sheets. Amortization expense commenced when the ERP went live at Sunset West in the fourth quarter of fiscal 2023. Capitalized implementation costs and interest are amortized over ten years on a straight-line basis. The capitalized implementation costs and interest expenses at July 30, 2023 and January 29, 2023 were as follows:

	Capitalized Implementation Costs	Capitalized interest expenses

Balance at January 29, 2023	$8,598	$84
Costs capitalized during the period	2,630	160
Accumulated amortization	(37)	(1)
Balance at July 30, 2023	$11,191	$243

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

As of July 30, 2023 and January 29, 2023, Company-owned life insurance was measured at fair value on a recurring basis based on Level 2 inputs. The fair value of the Company-owned life insurance is determined by inputs that are readily available in public markets or can be derived from information available in publicly quoted markets. Additionally, the fair value of the Company-owned life insurance is marked to market each reporting period and any change in fair value is reflected in income for that period.

Our assets measured at fair value on a recurring basis at July 30, 2023 and January 29, 2023, were as follows:

	Fair value at July 30, 2023				Fair value at January 29, 2023
Description	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets measured at fair value
Company-owned life insurance	$-	$28,050	$-	$28,050	$-	$27,576	$-	$27,576

8.         Intangible Assets

Our intangible assets with indefinite lives consist of: goodwill related to the Shenandoah, Sunset West and BOBO Intriguing Objects acquisitions; and trademarks and tradenames related to the acquisitions of Bradington-Young, Home Meridian and BOBO Intriguing Objects. During the fiscal 2024 second quarter, we recorded $500,000 trademarks with indefinite lives and $124,000 goodwill as a result of the BOBO acquisition. During the fiscal 2024 first quarter, we announced the rebranding of the Sam Moore product line to “HF Custom”. As a result, we reassessed the characteristics of the Sam Moore trade name and the roll-out process, and determined it qualified for amortization; consequently, we began amortizing the Sam Moore trade name over a 24-month period using the straight-line method beginning mid-April 2023. Our intangible assets with definite lives are recorded in our Home Meridian and Domestic Upholstery segments. Details of our intangible assets are as follows:

	July 30, 2023		January 29, 2023
	Gross carrying amount	Accumulated Amortization	Gross carrying amount	Accumulated Amortization
Intangible assets with indefinite lives:
Goodwill
Domestic Upholstery - Shenandoah *	490	-	490	-
Domestic Upholstery - Sunset West	14,462	-	14,462	-
All Other - BOBO Intriguing Objects	124	-	-	-
Goodwill	15,076	-	14,952	-

Trademarks and Trade names *	8,011	-	7,907	-

Intangible assets with definite lives:
Customer Relations	38,001	(17,301)	38,001	(15,618)
Trademarks and Trade names	2,334	(574)	1,938	(449)

Intangible assets, net	48,346	(17,875)	47,846	(16,067)

*: The amounts are net of impairment charges of $16.4 million related to Shenandoah goodwill and $4.8 million related to certain Home Meridian segment's trade names, which were recorded in fiscal 2021.

Amortization expenses for intangible assets with definite lives were $924,000 and $1.8 million for the second quarter and first half of fiscal 2024, respectively. Amortization expenses for intangible assets with definite lives were $878,000 and $1.8 million for the second quarter and first half of fiscal 2023, respectively. For the remainder of fiscal 2024, amortization expense is expected to be approximately $1.8 million.

9.          Leases

We have operating leases for warehouses, showrooms, manufacturing facilities, offices and equipment. We recognized sub-lease income of $45,000 and $74,000 for the second quarter and first half of fiscal 2024, respectively. We recognized sub-lease income of $34,000 and $381,000 for the second quarter and first half of fiscal 2023, respectively.

The components of lease cost and supplemental cash flow information for leases for the three-months and six-months ended July 30, 2023 and July 31, 2022 were:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 30, 2023	July 31, 2022	July 30, 2023	July 31, 2022
Operating lease cost	$2,862	$2,270	$5,700	$4,797
Variable lease cost	70	56	152	111
Short-term lease cost	92	78	170	164
Total operating lease cost	$3,024	$2,404	$6,022	$5,072

Operating cash outflows	$2,679	$2,389	$5,371	$5,224

During fiscal 2024 second quarter, we reduced our footprint by 200,000 square feet in the Georgia warehouse. This modification resulted in an approximate $8 million decrease in the lease right-of-use assets and liabilities. The right-of-use assets and lease liabilities recorded on our condensed consolidated balance sheets as of July 30, 2023 and January 29, 2023 were as follows:

	July 30, 2023	January 29, 2023
Real estate	$57,946	$68,212
Property and equipment	643	737
Total operating leases right-of-use assets	$58,589	$68,949

Current portion of operating lease liabilities	$6,926	$7,316
Long term operating lease liabilities	54,157	63,762
Total operating lease liabilities	$61,083	$71,078

For leases that commenced before July 2022, we used our incremental borrowing rate which was LIBOR plus 1.5%. When we entered into the new loan agreement (described in Note 10 below), our incremental borrowing rate for unsecured term loan became the current BSBY rate plus 1.40%. We use this rate as discount rate for leases commenced in July 2022 and thereafter. The weighted-average discount rate is 5.04%. The weighted-average remaining lease term is 7.3 years.

The following table reconciles the undiscounted future lease payments for operating leases to the operating lease liabilities recorded in the condensed consolidated balance sheets on July 30, 2023:

Undiscounted Future Operating Lease Payments
Remainder of fiscal 2024	$4,864
2025	9,980
2026	10,059
2027	9,888
2028	8,342
2029 and thereafter	31,691
Total lease payments	$74,824
Less: impact of discounting	(13,741)
Present value of lease payments	$61,083

During the fiscal 2024 second quarter, we entered into an agreement to further reduce our footprint in the Georgia warehouse in the fourth quarter of fiscal 2024. This amendment will result in an approximate $3 million decrease in rental payments over the remaining lease term. Since the agreement has not yet commenced, the modification is not reflected in the table above.

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

■

2022 Secured Term Loan. The Amendment provided us with an $18 million term loan (the “Secured Term Loan”), which was disbursed to us on July 26, 2022. We are required to pay monthly interest only payments at a rate per annum equal to the then current BSBY rate (adjusted periodically) plus 0.90% on the outstanding balance until the principal is paid in full. The interest rate will be adjusted on a monthly basis. On July 26, 2027, the entire outstanding indebtedness is due in full, including all principal and interest. The Secured Term Loan is secured by certain company-owned life insurance policies under a Security Agreement (Assignment of Life Insurance Policy as Collateral) dated July 26, 2022, by and between the Company and BofA; and

■

2022 Unsecured Term Loan. The Amendment provided us with a $7 million unsecured term loan (the “Unsecured Term Loan”), which was disbursed to us on July 26, 2022. We are required to pay monthly principal payments of $116,667 and monthly interest payments at a rate per annum equal to the then current BSBY (adjusted periodically) plus 1.40% on the outstanding balance until paid in full. The interest rate will be adjusted monthly. On July 26, 2027, the entire outstanding indebtedness is due in full, including all principal and interest.

We may prepay any outstanding principal amounts borrowed under either the Secured Term Loan or the Unsecured Term Loan at any time, without penalty provided that any payment is accompanied by all accrued interest owed. As of July 30, 2023, $5.6 million was outstanding under the Unsecured Term Loan, and $18 million was outstanding under the Secured Term Loan.

We incurred $37,500 in debt issuance costs in connection with our term loans. As of July 30, 2023, unamortized loan costs of $30,000 were netted against the carrying value of our term loans on our condensed consolidated balance sheets.

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

We were in compliance with each of these financial covenants at July 30, 2023 and expect to remain in compliance with existing covenants for the foreseeable future.

As of July 30, 2023, we had $27.2 million available under our $35 million Existing Revolver to fund working capital needs. Standby letters of credit in the aggregate amount of $7.8 million, used to collateralize certain insurance arrangements and for imported product purchases, were outstanding under the Existing Revolver as of July 30, 2023. There were no additional borrowings outstanding under the Existing Revolver as of July 30, 2023.

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

	July 30,	January 29,
	2023	2023

Restricted shares	183	132
RSUs and PSUs	156	101
	339	233

All restricted shares, RSUs and PSUs awarded that have not yet vested are considered when computing diluted earnings per share.

During the fiscal 2024 six-month period, we purchased and retired 473,463 shares of our common stock (at an average price of $18.29 per share) under the $20 million share repurchase authorization approved by our board of directors in fiscal 2023 and the additional $5 million share repurchase authorization approved by our board of directors in the second quarter of this year. These repurchases reduced our total outstanding shares and, consequently, reduced the weighted outstanding shares used in our calculation of earnings per share for the fiscal 2024 second quarter and first half shown below.

The following table sets forth the computation of basic and diluted earnings per share:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 30,	July 31,	July 30,	July 31,
	2023	2022	2023	2022

Net income	$785	$5,543	$2,234	$8,726
Less: Unvested participating restricted stock dividends	40	27	71	46
Net earnings allocated to unvested participating restricted stock	13	63	33	85
Earnings available for common shareholders	732	5,453	2,130	8,595

Weighted average shares outstanding for basic earnings per share	10,732	11,876	10,854	11,871
Dilutive effect of unvested restricted stock, RSU and PSU awards	96	59	108	89
Weighted average shares outstanding for diluted earnings per share	10,828	11,935	10,962	11,960

Basic earnings per share	$0.07	$0.47	$0.20	$0.74

Diluted earnings per share	$0.07	$0.46	$0.20	$0.73

12.          Income Taxes

We recorded income tax expense of $191,000 for the fiscal 2024 second quarter compared to $1.6 million for the comparable prior year quarter. The effective tax rates for the fiscal 2024 and 2023 second quarters were 19.6% and 22.6%, respectively. For the fiscal 2024 first half, we recorded income tax expense of $593,000, compared to $2.6 million for the comparable prior year period. The effective tax rates for the fiscal 2024 and 2023 first half periods were 21.0% and 23.0%, respectively.

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

■

Domestic Upholstery, which includes the domestic upholstery manufacturing operations of Bradington-Young, HF Custom (formerly Sam Moore), Shenandoah Furniture and Sunset West, a business acquired at the beginning of fiscal 2023; and

■

All Other, consisting of H Contract, Lifestyle Brands and BOBO Intriguing Objects. None of these operating segments were individually reportable; therefore, we combined them in “All Other” in accordance with ASC 280.

During the second quarter of fiscal 2024, we acquired substantially all the assets of BOBO Intriguing Objects. Based on the requirements of ASC 280: Segment Reporting, BOBO’s results are included in All Other on a prospective basis.

The following table presents segment information for the periods, and as of the dates, indicated.

	Thirteen Weeks Ended				Twenty-Six Weeks Ended
	July 30,		July 31,		July 30,		July 31,
	2023		2022		2023		2022
		% Net		% Net		% Net		% Net
Net Sales		Sales		Sales		Sales		Sales
Hooker Branded	$34,685	35.4%	$52,817	34.5%	$76,576	34.9%	$95,047	31.7%
Home Meridian	28,911	29.6%	59,048	38.6%	70,832	32.3%	121,133	40.3%
Domestic Upholstery	30,892	31.6%	38,326	25.1%	65,996	30.0%	79,546	26.5%
All Other	3,318	3.4%	2,717	1.8%	6,217	2.8%	4,497	1.5%
Consolidated	$97,806	100%	$152,908	100.0%	$219,621	100.0%	$300,223	100.0%

Gross Profit
Hooker Branded	$12,419	35.8%	$15,598	29.5%	$25,512	33.3%	$28,837	30.3%
Home Meridian	3,210	11.1%	7,321	12.4%	9,922	14.0%	13,626	11.2%
Domestic Upholstery	6,365	20.6%	7,128	18.6%	13,387	20.3%	16,483	20.7%
All Other	1,347	40.6%	1,008	37.1%	2,426	39.0%	1,568	34.9%
Consolidated	$23,341	23.9%	$31,055	20.3%	$51,247	23.3%	$60,514	20.2%

Operating Income/(Loss)
Hooker Branded	$3,223	9.3%	$6,072	11.5%	$5,524	7.2%	$10,214	10.7%
Home Meridian	(3,336)	-11.5%	(991)	-1.7%	(5,454)	-7.7%	(4,085)	-3.4%
Domestic Upholstery	724	2.3%	1,713	4.5%	2,051	3.1%	4,465	5.6%
All Other	662	20.0%	497	18.3%	1,128	18.1%	621	13.8%
Consolidated	$1,273	1.3%	$7,291	4.8%	$3,249	1.5%	$11,215	3.7%

Capital Expenditures
Hooker Branded	$622		$239		$3,409		$706
Home Meridian	11		592		238		632
Domestic Upholstery	141		286		257		609
All Other	33		-		61		-
Consolidated	$807		$1,117		$3,965		$1,947

Depreciation & Amortization
Hooker Branded	$503		$437		$994		$1,122
Home Meridian	690		725		1,377		1,386
Domestic Upholstery	1,007		957		1,954		1,896
All Other	25		3		47		5
Consolidated	$2,225		$2,122		$4,372		$4,409

	As of July 30,		As of January 29,
	2023	%Total	2023	%Total
Identifiable Assets		Assets		Assets
Hooker Branded	$184,244	60.5%	$174,523	52.1%
Home Meridian	55,927	18.3%	92,469	27.6%
Domestic Upholstery	60,534	19.9%	66,435	19.8%
All Other	3,863	1.3%	1,558	0.5%
Consolidated	$304,568	100%	$334,985	100%
Consolidated Goodwill and Intangibles	45,547		46,731
Total Consolidated Assets	$350,115		$381,716

Sales by product type are as follows:

	Net Sales (in thousands)
	Thirteen Weeks Ended				Twenty-Six Weeks Ended
	July 30, 2023	%Total	July 31, 2022	%Total	July 30, 2023	%Total	July 31, 2022	%Total
Casegoods	$49,984	51%	$92,869	61%	$117,883	54%	$167,313	56%
Upholstery	47,822	49%	60,039	39%	101,738	46%	132,910	44%
	$97,806	100%	$152,908	100%	$219,621	100%	$300,223	100%

14. Subsequent Events

Dividends

On September 5, 2023, our board of directors declared a quarterly cash dividend of $0.22 per share which will be paid on September 29, 2023 to shareholders of record at September 18, 2023.

Item 2.          Management’s Discussion and Analysis of Financial Condition and Results of Operations

All references to the “Company,” “we,” “us” and “our” in this document refer to Hooker Furnishings Corporation and its consolidated subsidiaries, unless specifically referring to segment information. All references to the “Hooker,” “Hooker Division(s),” “Hooker Legacy Brands” or “traditional Hooker” divisions or companies refer to all current business units and brands except for those in the Home Meridian segment. The Hooker Branded segment includes Hooker Casegoods and Hooker Upholstery. The Domestic Upholstery segment includes Bradington-Young, HF Custom (formerly Sam Moore), Shenandoah Furniture and Sunset West. All Other includes H Contract, Lifestyle Brands, and BOBO Intriguing Objects.

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

■

risks associated with Home Meridian segment restructuring and cost-savings efforts, including our ability to timely dispose of excess inventories, reduce expenses and return the segment to profitability;

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

■

the risks related to the Sunset West Acquisition including integration costs, maintaining Sunset West’s existing customer relationships, debt service costs, interest rate volatility, the use of operating cash flows to service debt to the detriment of other corporate initiatives or strategic opportunities, the loss of key employees from Sunset West, the disruption of ongoing businesses or inconsistencies in standards, controls, procedures and policies across the business which could adversely affect our internal control or information systems and the costs of bringing them into compliance and failure to realize benefits anticipated from the Sunset Acquisition;

■

the risks related to the BOBO Intriguing Objects acquisition, including the loss of a key BOBO employee, inconsistencies in standards, controls, procedures and policies across the business which could adversely affect our internal control or information systems and failure to realize benefits anticipated from the BOBO acquisition;

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

Quarterly Reporting

This quarterly report on Form 10-Q includes our unaudited condensed consolidated financial statements for the 2024 fiscal year thirteen-week period (also referred to as “three months,” “three-month period,” “quarter,” “second quarter” or “quarterly period”) that began May 1, 2023, and the twenty-six week period (also referred to as “six months”, “six-month period” or “first half”) that began January 30, 2023, which both ended July 30, 2023. This report discusses our results of operations for these periods compared to the 2023 fiscal year thirteen-week period that began May 2, 2022, and the twenty-six-week period that began January 31, 2022, which both ended July 31, 2022; and our financial condition as of July 30, 2023 compared to January 29, 2023.

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

Overview

Hooker Furnishings Corporation, incorporated in Virginia in 1924, is a designer, marketer and importer of casegoods (wooden and metal furniture), leather furniture, fabric-upholstered furniture, lighting, accessories, and home décor for the residential, hospitality and contract markets. We also domestically manufacture premium residential custom leather, custom fabric-upholstered furniture, and outdoor furniture.

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

For the Hooker Branded and Domestic Upholstery segments and All Other, we generally consider backlogs to be one helpful indicator of sales for the upcoming 30-day period, but because of our relatively quick delivery and our cancellation policies, we do not consider order backlogs to be a reliable indicator of expected long-term sales. At times, the ratio of new products to currently available inventory items can affect the amount of the backlog that can be converted to shipments in the short-term. We generally consider the Home Meridian segment’s backlog to be one helpful indicator of that segment’s sales for the upcoming 90-day period. Due to (i) the average sales order sizes of its mass and mega account channels of distribution, (ii) the proprietary nature of many of its products and (iii) the project nature of its hospitality business, for which average order sizes tend to be larger and consequently, the Home Meridian segment’s order backlog tends to be larger.

There have been exceptions to the general predictive nature of our orders and backlogs noted in the above paragraph, such as during times of extremely high demand and supply chain challenges as experienced during the immediate aftermath of the initial COVID-19 crisis and subsequent recovery. Orders were not being converted to shipments as quickly as would be expected compared to the pre-pandemic environment due to the lack and cost of shipping containers and vessel space as well as limited overseas vendor capacity and our domestic production capacity. As a result, backlogs were significantly elevated and reached historical levels in the prior two years.

At July 30, 2023, our backlog of unshipped orders was as follows:

	Order Backlog
	(Dollars in 000s)

Reporting Segment	July 30, 2023	January 29, 2023	July 31, 2022

Hooker Branded	$17,428	$19,276	$54,168
Home Meridian	43,001	43,052	80,087
Domestic Upholstery	22,718	28,404	61,849
All Other	5,086	4,654	5,333

Consolidated	$88,233	$95,386	$201,437

At the end of fiscal 2024 second quarter, order backlog decreased as compared to the fiscal 2023 year-end and the prior year second quarter end. The decrease was attributable to more normalized levels of shipping, lower incoming orders driven by a decrease in overall demand, and the absence of ACH orders and backlog in the Home Meridian segment. See Review below for additional information on our incoming orders and backlog.

Executive Summary-Results of Operations

■

Consolidated net sales for the fiscal 2024 second quarter decreased compared to the prior year second quarter, driven by decreased demand for home furnishings industry wide, as the industry continues to reduce excess inventories to more normal levels, and our exit from the ACH product line in our Home Meridian segment. Consolidated gross profit decreased driven by lower sales volume; however, gross margin increased due to improved margins at Hooker Branded (reduced freight costs) and Domestic Upholstery (improved material costs partially offset by under-absorbed indirect costs as the result of reduced production). Home Meridian gross margin decreased due to sales decline and under-absorbed operating costs. S&A expenses decreased for the quarter due to lower variable selling and compensation expenses driven mostly by lower net sales and profitability. Due to these factors, the company reported lower consolidated operating income and net income compared to the prior year second quarter. BOBO’s results starting from mid-June till the end of the second quarter were recorded in All Other; however, it is immaterial to the consolidated results.

■

For the fiscal 2024 first half, the consolidated net sales decrease was also driven by decreased demand for home furnishings industry wide as the industry continues to reduce excess inventories to more normal levels, and our exit from the Accentrics Home (ACH) product line in our Home Meridian segment. Gross profit decreased in three segments, while gross margin increased in Hooker Branded and Home Meridian segments due primarily to reduced freight costs. Domestic Upholstery’s gross margin decreased slightly as favorable material costs were largely offset by under-absorbed indirect costs due to reduced production. S&A expenses decreased due to lower variable selling and compensation expenses driven mostly by lower net sales and profitability, partially offset by increased expenses in the new showrooms. Due to these factors, the company reported lower consolidated operating income and net income compared to the prior year six-month period. Despite being a smaller part of consolidated results, All Other contributed sales and profit increases. BOBO’s results starting from mid-June till the end of the second quarter were recorded in All Other; however, it is immaterial to the consolidated results.

Our fiscal 2024 second quarter and first half performance are discussed in greater detail below under “Review” and “Results of Operations.”

Review

The fiscal 2024 second quarter was challenging as we continued to experience macro-economic uncertainties and weak demand for home furnishings, consistent with that of our direct competitors and the home furnishings industry at large. We believe current anemic demand is driven by retailers continuing to sell through over-inventoried positions and a glut of heavily discounted home furnishings currently in the market on products carrying extremely high freight costs from prior periods. In this environment, we prioritized strengthening our financial position and strategically allocating our capital and resources. During the quarter we spent $2.4 million to acquire BOBO Intriguing Objects, a small Atlanta-based lighting, accessories, and décor source which we believe will position us as an even more valuable and well-rounded partner for our customers. Much like our Sunset West Acquisition, we intend to scale BOBO using our existing sales, marketing, and operations teams to make it a material part of our consolidated sales equation in the medium-to-longer term. At the end of fiscal 2024 second quarter, cash and cash equivalents stood at $50 million, double the balance of our term loans, compared to $11.7 million a year ago. During the first half of fiscal 2024, $51 million was generated from operating activities. Inventory levels decreased by $35 million from the year-end and $70 million from the same time a year ago. The liquidation sales of the now-shuttered ACH product line and other excess inventories written down in the fourth quarter of fiscal 2023 are mostly complete. We continue to align inventory levels with current demand, reduce obsolescence, and focus on our best sellers and new products. Despite a significant sales decrease during the quarter, we are pleased to report a consolidated net income and continued profitability at Hooker Branded, Domestic Upholstery, and All Other. Although Home Meridian had a difficult quarter with its sales decline due to reduced home furnishings demand and substantial closeout sales, its first half operating loss was in line with management’s expectations.

The Hooker Branded segment’s net sales decreased by $18.1 million, or 34.3%, in the fiscal 2024 second quarter. This decrease was due primarily to reduced volume driven by lower demand, as well as the same period of the previous year having unusually large net sales. Summer is normally our slowest season. However, delays in shipments during the prior year’s first quarter due to inventory unavailability caused a surge in net sales in the subsequent quarter of the prior year and exacerbated the contrast with the current quarter. In addition, discounting increased by 240 bps from abnormally low levels in the prior year reflecting current softened demand. Despite these challenges, gross margin increased to 35.8% for the quarter, due to inventories carrying price increases to mitigate product cost inflation and higher ocean freight costs in the prior year. As most inventories that carried historically high freight costs have been sold, we anticipate implementing price adjustments to align with current product costs and demand. Furthermore, decreased warehousing costs also contributed to the increased gross margin. Demurrage and drayage expenses decreased significantly due to the easing of transportation and supply chain constraints. Despite the decline in net sales, this segment reported a solid operating income of $3.2 million and an operating margin of 9.3%, compared to $6.1 million and 11.5% in the prior year period. While quarter-end order backlog was much lower than the prior year quarter end, it remained about 40% higher than pre-pandemic levels at the end of fiscal 2020 second quarter. Incoming orders increased by 18.6% as compared to the prior year quarter. A significant portion of Hooker Branded’s backlog consists of orders received late last year and earlier this year, which are expected to ship in the second half of this year and position us positively for the upcoming quarters.

The Home Meridian segment experienced a net sales decline of $30.1 million, or 51%, in the fiscal 2024 second quarter. Sales decreases at Samuel Lawrence Furniture (SLF) and Pulaski Furniture (PFC), the divisions that serve major furniture chains, accounted for approximately 70% of the decrease in the segment. While the re-invention of product line at SLF caused some delays in shipments, the sales decreases were due primarily to reduced order rates and delayed shipments to our retail customers which still carried excess inventories from the post-pandemic inventory glut and the return to a more typical retail environment for home furnishings. In addition, e-commerce channel sales were much lower due to our exit from the ACH product line, contributing to about 15% of the overall decrease. Samuel Lawrence Hospitality (SLH) net sales decreased in the second quarter, contrasting with a large increase in the first quarter. This fluctuation is attributed to its project-based business model. Sales of inventory that was written down in the fiscal 2023 fourth quarter totaled $5.5 million in the fiscal 2024 second quarter but had immaterial impact on the gross profit. Prime Resources International (PRI) net sales were flat as compared to the prior year quarter. Due to the significant sales decline and under-absorbed operating expenses, Home Meridian reported a $3.3 million operating loss for the quarter; however, its first half operating loss was in line with management’s expectations. We reduced our footprint in the Georgia warehouse by 200,000 square feet during the fiscal 2024 second quarter and expect to further reduce it another 100,000 to 200,000 square feet in early calendar 2024. Right-sizing our footprint to align with our current business plan, in which we will no longer stock significant volumes of inventory for ACH will not only reduce costs, but will improve liquidity and working capital levels. Incoming orders nearly doubled compared to the prior year second quarter due to absence of Clubs order cancellations experienced early last year. Quarter-end backlog was lower than the previous year’s quarter and the fiscal 2020 second quarter. This decline is attributed to the absence of orders from exited businesses, as well as a reduction in incoming orders from our retail customers burdened with excess inventories.

The Domestic Upholstery segment’s net sales decreased by $7.4 million, or 19.4%, in the fiscal 2024 second quarter due to sales decreases at Shenandoah and HF Custom. During the quarter, incoming orders and backlog decreased to pre-pandemic levels from fiscal 2020 at Shenandoah and HF Custom. In response, we reduced production at these factories to align with current backlog levels. This reduced direct labor costs, but adversely impacted shipments and net sales in these divisions. Sunset West net sales increased by 10% compared to the prior year quarter. This rebound followed disruptions caused by the ERP system conversion and transition challenges incurred in the Georgia warehouse earlier in the year. Bradington-Young net sales stayed flat as compared to the prior year second quarter. Despite a decrease in overall net sales, the segment’s gross margin increased by 200 basis points due to improved gross profit and margin at Bradington-Young and Sunset West. Direct material costs decreased as a percentage of net sales due to price increases we implemented last year to help mitigate materials cost inflation, as well as more stable raw material costs across all divisions. However, the favorable variance, including lower direct labor costs, were partially offset by under-absorbed indirect costs at Shenandoah and HF Custom. This segment reported an operating income of $724,000 and an operating margin of 2.3% due to solid profitability at Bradington-Young and Sunset West, partially offset by the volume loss at Shenandoah and HF Custom. Incoming orders increased by 36.7% as compared to prior year quarter; however, orders in the prior year period were relatively low due to higher backlog and longer lead times. Quarter-end backlog for Bradington-Young remained three times of the pre-pandemic levels at fiscal 2020 second quarter end, while the backlogs for HF Custom and Shenandoah decreased to levels similar to fiscal 2020.

Cash and cash equivalents stood at $50 million at fiscal 2024 second quarter-end, an increase of $31 million from the prior year-end. During the six-month period, we used a portion of the $51 million cash generated from operating activities to fund $8.7 million share repurchases, $4.9 million in cash dividends to our shareholders, $4.0 million capital expenditures including investments in our new High Point and Atlanta showrooms, $2.6 million for further development of our cloud-based ERP system, and $2.4 million on BOBO acquisition. We have spent a total of approximately $22 million to purchase and retire approximately 1.3 million shares of our common stock since our share repurchase program began in the second quarter of last year. In addition to our cash balance, we had an aggregate of $27.2 million available under our existing revolver at quarter-end to fund working capital needs. With strategic inventory management, reasonable capital expenditures, and prudent expense management, we believe we have sufficient financial resources to support our business operations for the foreseeable future.

Results of Operations

The following table sets forth the percentage relationship to net sales of certain items included in the condensed consolidated statements of income included in this report.

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 30,	July 31,	July 30,	July 31,
	2023	2022	2023	2022
Net sales	100%	100%	100%	100%
Cost of sales	76.1	79.7	76.7	79.8
Gross profit	23.9	20.3	23.3	20.2
Selling and administrative expenses	21.6	15.0	21.0	15.8
Intangible asset amortization	0.9	0.6	0.8	0.6
Operating income	1.3	4.8	1.5	3.7
Other income, net	0.4	-	0.2	0.1
Interest expense	0.7	0.1	0.4	-
Income before income taxes	1.0	4.7	1.3	3.8
Income tax expense	0.2	1.1	0.3	0.9
Net income	0.8	3.6	1.0	2.9

Fiscal 2024 Second Quarter and First-Half Compared to Fiscal 2023 Second Quarter and First Half

	Net Sales
	Thirteen Weeks Ended						Twenty-Six Weeks Ended
	July 30,		July 31,				July 30,		July 31,
	2023		2022				2023		2022
		% Net Sales		% Net Sales	$ Change	% Change		% Net Sales		% Net Sales	$ Change	% Change
Hooker Branded	$34,685	35.4%	$52,817	34.5%	$(18,132)	-34.3%	$76,576	34.9%	$95,047	31.7%	$(18,471)	-19.4%
Home Meridian	28,911	29.6%	59,048	38.6%	(30,137)	-51.0%	70,832	32.3%	121,133	40.3%	(50,301)	-41.5%
Domestic Upholstery	30,892	31.6%	38,326	25.1%	(7,434)	-19.4%	65,996	30.0%	79,546	26.5%	(13,550)	-17.0%
All Other	3,318	3.4%	2,717	1.8%	601	22.1%	6,217	2.8%	4,497	1.5%	1,720	38.2%
Consolidated	$97,806	100%	$152,908	100%	$(55,102)	-36.0%	$219,621	100%	$300,223	100%	$(80,602)	-26.8%

Unit Volume	FY24 Q2 % Increase vs. FY23 Q2	FY24 YTD % Increase vs. FY23 YTD	Average Selling Price ("ASP")	FY24 Q2 % Increase vs. FY23 Q2	FY24 YTD % Increase vs. FY23 YTD

Hooker Branded	-36.9%	-23.1%	Hooker Branded	6.8%	7.3%
Home Meridian	-29.8%	-19.6%	Home Meridian	-27.5%	-25.8%
Domestic Upholstery	-28.6%	-26.7%	Domestic Upholstery	13.3%	13.2%
All Other	2.2%	24.6%	All Other	9.6%	6.6%
Consolidated	-30.6%	-20.6%	Consolidated	-5.8%	-6.4%

Consolidated net sales decreased in the fiscal 2024 second quarter and first half compared to the prior year periods:

■

The Hooker Branded segment’s net sales decreased by $18.1 million, or 34.3%, in the fiscal 2024 second quarter due to decreased shipments and unit volume. Furthermore, discounting was 240 basis points higher than the prior year quarter, indicating softer demand for home furnishings. Although ASP increased due to the price increases we implemented last year in response to product cost inflation, the favorable impact was not sufficient to offset the volume loss. For the fiscal 2024 first half, Hooker Branded net sales decreased by $18.5 million, or 19.4%, compared to the prior year six-month period. This was due principally to the second quarter sales decrease which was driven by lower demand. In addition to discounting, quality-related costs also negatively impacted net sales in the current second quarter and six-month period.

■

The Home Meridian segment’s net sales decreased by $30.1 million, or 51%, in the fiscal 2024 second quarter due largely to lower demand driven by excess customer inventories. Sales decreases in the major furniture chains and e-commerce channel accounted for over 70% and 15% of the total decrease in this segment, respectively. SLH hospitality net sales decreased in the second quarter but increased in the first quarter. This fluctuation was ascribed to its project-based business model. ASP decreased significantly due primarily to the liquidation sales of heavily discounted ACH inventories. Sales of obsolete inventories at PRI and SLF also negatively impacted ASP. For the fiscal 2024 six-month period, Home Meridian net sales decreased due to the same factors discussed above, including sales decreases with mass merchants.

■

The Domestic Upholstery segment’s net sales decreased by $7.4 million, or 19.4%, in the fiscal 2024 second quarter due to sales decreases at Shenandoah and HF Custom, partially offset by a 10% increase at Sunset West. Bradington-Young net sales were the same as in the prior year second quarter. For the fiscal 2024 first half, net sales decreased at HF Custom, Shenandoah, and Sunset West, which experienced disruptions earlier in the year with the ERP conversion and transitions to the Georgia warehouse. Bradington-Young reported a small sales increase for the current six-month period. ASP increased across all divisions during the fiscal 2024 second quarter and first half due to the price increases we implemented last year in response to the inflation of raw material costs. However, the increase in ASP was not sufficient to offset the decrease in unit volume.

■

All Other’s net sales increased in the fiscal 2024 second quarter and first half driven by increased unit volume and ASP at H Contract due to continued recovery of the senior living industry after the COVID pandemic, and to a lesser extent, the addition of BOBO net sales.

	Gross Profit and Margin
	Thirteen Weeks Ended						Twenty-Six Weeks Ended
	July 30,		July 31,				July 30,		July 31,
	2023		2022				2023		2022
		% Net Sales		% Net Sales	$ Change	% Change		% Net Sales		% Net Sales	$ Change	% Change
Hooker Branded	$12,419	35.8%	$15,598	29.5%	$(3,179)	-20.4%	$25,512	33.3%	$28,837	30.3%	$(3,325)	-11.5%
Home Meridian	3,210	11.1%	7,321	12.4%	(4,111)	-56.2%	9,922	14.0%	13,626	11.2%	(3,704)	-27.2%
Domestic Upholstery	6,365	20.6%	7,128	18.6%	(763)	-10.7%	13,387	20.3%	16,483	20.7%	(3,096)	-18.8%
All Other	1,347	40.6%	1,008	37.1%	339	33.6%	2,426	39.0%	1,568	34.9%	858	54.7%
Consolidated	$23,341	23.9%	$31,055	20.3%	$(7,714)	-24.8%	$51,247	23.3%	$60,514	20.2%	$(9,267)	-15.3%

Consolidated gross profit decreased in the second quarter and first half of fiscal 2024, due primarily to decreased net sales in all three segments, while consolidated gross margin increased during these periods.

■

The Hooker Branded segment’s gross profit decreased in the fiscal 2024 second quarter and first half due to a decrease in net sales. However, gross margin increased during these periods due primarily to favorable product costs. Inventories carried price increases to mitigate higher product costs and freight costs, which helped to increase gross margin. In addition, warehousing costs decreased due to lower demurrage and drayage expenses, lower labor and compensation expenses due to reduced shipping activities, and the exit of a leased warehouse in Asia.

■

The Home Meridian segment’s gross profit and margin both decreased in the fiscal 2024 second quarter as a result of net sales decline and under-absorbed operating costs. Product costs decreased as a percentage of net sales due to lower freight costs, but fixed costs such as warehousing rent and labor expenses adversely impacted the gross margin due to significantly lower net sales. For the fiscal 2024 first half, gross profit decreased due to the net sales decrease. However, lower ocean freight costs, the absence of warehouse transition and start-up costs incurred in the prior year first quarter, and lower wage expenses due to organizational and personnel changes all contributed to an increase in gross margin. Sales of previously written-down or written-off inventory had an immaterial impact on gross profit in the fiscal 2024 second quarter and first half.

■

The Domestic Upholstery segment’s gross profit decreased in the fiscal 2024 second quarter due to a sales decrease; however, the segment reported a gross margin 200 basis points higher than the prior year quarter due to decreased direct costs, including more stable raw material costs and lower direct labor costs due to reduced production at HF Custom and Shenandoah. These decreases were partially offset by under-absorbed indirect costs, which negatively affected gross margin. For the fiscal 2024 first half, gross profit decreased due to a decrease in net sales. Gross margin slightly decreased by 40 basis points, as favorable material costs were largely offset by increased indirect costs.

■	All Other’s gross profit and margin both increased in the fiscal 2024 second quarter and first half due to increased net sales, lower product costs, and lower freight expense.

	Selling and Administrative Expenses (S&A)
	Thirteen Weeks Ended						Twenty-Six Weeks Ended
	July 30,		July 31,				July 30,		July 31,
	2023		2022				2023		2022
		% Net Sales		% Net Sales	$ Change	% Change		% Net Sales		% Net Sales	$ Change	% Change
Hooker Branded	$9,197	26.5%	$9,526	18.0%	$(329)	-3.5%	$19,987	26.1%	$18,624	19.6%	$1,363	7.3%
Home Meridian	6,215	21.5%	7,978	13.5%	(1,763)	-22.1%	14,717	20.8%	17,043	14.1%	(2,326)	-13.6%
Domestic Upholstery	5,047	16.3%	4,871	12.7%	176	3.6%	10,189	15.4%	10,929	13.7%	(740)	-6.8%
All Other	685	20.6%	511	18.8%	174	34.1%	1,298	20.9%	947	21.1%	351	37.1%
Consolidated	$21,144	21.6%	$22,886	15.0%	$(1,742)	-7.6%	$46,191	21.0%	$47,543	15.8%	$(1,352)	-2.8%

Consolidated selling and administrative (“S&A”) expenses decreased in absolute terms for the fiscal 2024 second quarter and first half due primarily to the decreases at Home Meridian. Consolidated S&A expenses increased significantly as a percentage of net sales due to decreased net sales in these periods.

■

The Hooker Branded segment’s S&A expenses decreased in absolute terms during the fiscal 2024 second quarter. This was driven by lower selling costs resulting from decreased net sales, and lower bonus accruals based on current profitability. These decreases were partially offset by higher showroom expenses including those for the Showplace showroom and the new Atlanta showroom, higher salary expenses due to salary inflation and increased headcount, as well as the resumption of international travel. For the fiscal 2024 six-month period, S&A expenses increased in absolute terms due to increased showroom expenses, higher compensation expenses, increased donations of second-quality furniture, and higher professional service fees. These increases were partially offset by lower selling costs and bonus accruals. S&A as a percentage of net sales increased for the fiscal 2024 second quarter and first half due to lower net sales.

■

The Home Meridian segment’s S&A expenses decreased in absolute terms for the fiscal 2024 second quarter and first half due primarily to decreased salary expenses as the result of personnel changes, lower selling costs, and to a lesser extent, lower bonus accruals. These decreases were partially offset by higher travel expenses and repairs. S&A expenses increased as a percentage of net sales for these periods due to lower net sales.

■

The Domestic Upholstery segment’s S&A expenses increased in absolute terms in fiscal 2024 second quarter due to increased showroom expenses and advertising supplies for the new M Brand. The increases were partially offset by decreased salary expenses at HF Custom due to personnel changes and reduced work schedules, the absence of accelerated depreciation expense of the ERP system in the prior year period, and other spending reductions. S&A expenses decreased for the six-months period due to decreased salary expenses, lower selling costs, as well as the absence of accelerated ERP depreciation expenses discussed earlier. These decreases were partially offset by increased showroom expenses, expenses for the new M Brand, and benefits expense driven by higher medical claims and workers compensation costs.

■	All Other S&A expenses increased in the fiscal 2024 second quarter and first half due to increased selling costs on H Contract net sales increases and higher bonus accrual on current profitability, as well as the addition of BOBO operating expenses.

	Intangible Asset Amortization
	Thirteen Weeks Ended						Twenty-Six Weeks Ended
	July 30,		July 31,				July 30,		July 31,
	2023		2022				2023		2022
		% Net Sales		% Net Sales	$ Change	% Change		% Net Sales		% Net Sales	$ Change	% Change
Intangible asset amortization	$924	0.9%	$878	0.6%	$46	5.2%	$1,807	0.8%	$1,756	0.6%	$51	2.9%

Intangible asset amortization expense increased slightly in fiscal 2024 second quarter and first half due to the reassessment and amortization of Sam Moore trade name. See Note 8 to our Condensed Consolidated Financial Statements for additional information.

	Operating Profit/(Loss) and Margin
	Thirteen Weeks Ended						Twenty-Six Weeks Ended
	July 30,		July 31,				July 30,		July 31,
	2023		2022				2023		2022
		% Net Sales		% Net Sales	$ Change	% Change		% Net Sales		% Net Sales	$ Change	% Change
Hooker Branded	$3,223	9.3%	$6,072	11.5%	$(2,849)	-46.9%	$5,524	7.2%	$10,214	10.7%	$(4,690)	-45.9%
Home Meridian	(3,336)	-11.5%	(991)	-1.7%	(2,345)	-236.6%	(5,454)	-7.7%	(4,085)	-3.4%	(1,369)	-33.5%
Domestic Upholstery	724	2.3%	1,713	4.5%	(989)	-57.7%	2,051	3.1%	4,465	5.6%	(2,414)	-54.1%
All Other	662	20.0%	497	18.3%	165	33.2%	1,128	18.1%	621	13.8%	507	81.6%
Consolidated	$1,273	1.3%	$7,291	4.8%	$(6,018)	-82.5%	$3,249	1.5%	$11,215	3.7%	$(7,966)	-71.0%

Operating profit and margin decreased as compared to the prior year periods due to the factors discussed above.

	Interest Expense, net
	Thirteen Weeks Ended						Twenty-Six Weeks Ended
	July 30,		July 31,				July 30,		July 31,
	2023		2022				2023		2022
		% Net Sales		% Net Sales	$ Change	% Change		% Net Sales		% Net Sales	$ Change	% Change
Consolidated interest expense, net	$654	0.7%	$83	0.1%	$571	688.0%	$833	0.4%	$111	0.0%	$722	650.5%

Consolidated interest expense was higher in fiscal 2024 second quarter and first half due to interest on the term loans, which we entered in July 2022, as well as increased interest rates.

	Income taxes
	Thirteen Weeks Ended						Twenty-Six Weeks Ended
	July 30,		July 31,				July 30,		July 31,
	2023		2022				2023		2022
		% Net Sales		% Net Sales	$ Change	% Change		% Net Sales		% Net Sales	$ Change	% Change
Consolidated income tax expense	$191	0.2%	$1,621	1.1%	$(1,430)	-88.2%	$593	0.3%	$2,612	0.9%	$(2,019)	-77.3%

Effective Tax Rate	19.6%		22.6%				21.0%		23.0%

We recorded income tax expenses of $191,000 and $1.6 million for the fiscal 2024 and fiscal 2023 second quarters, respectively. The effective tax rates for the fiscal 2024 and 2023 second quarters were 19.6% and 22.6%, respectively. For the fiscal 2024 first half, we recorded income tax expense of $593,000, compared to $2.6 million for the comparable prior year period. The effective tax rates for the fiscal 2024 and 2023 first half periods were 21.0% and 23.0%, respectively.

	Net Income
	Thirteen Weeks Ended						Twenty-Six Weeks Ended
	July 30,		July 31,				July 30,		July 31,
	2023		2022				2023		2022
		% Net Sales		% Net Sales	$ Change	% Change		% Net Sales		% Net Sales	$ Change	% Change
Consolidated net income	$785	0.8%	$5,543	3.6%	$(4,758)	-85.8%	$2,234	1.0%	$8,726	2.9%	$(6,492)	-74.4%

Diluted earnings per share	$0.07		$0.46				$0.20		$0.73

Outlook

We believe there are conflicting signals in the economy. A housing shortage and an over 20-year high on fixed mortgage rates has slowed down housing activity. The continued rise in interest rates has suppressed consumer confidence. However, overall retail spending and activity in the manufacturing sector and new business start-ups is healthy, while the unemployment rate remains near a 30-year low.

As we anticipated, the first half of the year was difficult as the industry worked through bloated inventories and consumers’ spending habits changed. We expect demand and business to pick up in the second half for several reasons. First, consolidated orders are up in mid-double-digits over this time a year ago, with orders trending up in each segment for the past few months. Secondly, a significant portion of Hooker Branded’s backlog consists of orders for new products launched at the High Point market and are expected to ship in the second half of this year. Thirdly, in the second half, Home Meridian expects to ship to over a thousand retail floors in what we believe to be the largest number of new product placements in its history. We believe all the right pieces are in place for Home Meridian to achieve sustainable profitability in the second half of the year.

While we are focused on reducing overhead costs, keeping our balance sheet strong and judiciously deploying capital, we have continued to invest significantly in initiatives that promote higher visibility amongst potential customers and future growth and believe these things will put us in the strongest possible position when demand improves.

Financial Condition, Liquidity and Capital Resources

Cash Flows – Operating, Investing and Financing Activities

	Twenty-Six Weeks Ended
	July 30,	July 31,
	2023	2022
Net cash provided by/(used in) operating activities	$51,412	$(48,481)
Net cash used in investing activities	(6,211)	(28,263)
Net Cash (used in)/ provided by financing activities	(14,224)	19,031
Net increase / (decrease) in cash and cash equivalents	$30,977	$(57,713)

During the six months ended July 30, 2023, we used a portion of the $51.4 million cash generated from operations and $444,000 life insurance proceeds to fund $8.7 million share repurchases, $4.9 million in cash dividends to our shareholders, $4.0 million capital expenditures including investments in our new showrooms, $2.6 million for development of our cloud-based ERP system, $2.4 million on the BOBO acquisition, and $317,000 in life insurance premiums on Company-owned life insurance policies.

In comparison, during the six months ended July 31, 2022, we used a portion of the $25 million term-loan proceeds and existing cash and cash equivalents on hand to build up inventory levels, fund the Sunset West Acquisition, pay $4.8 million in cash dividends, $1.9 million capital expenditures to enhance our business systems and facilities, $1.1 million in purchases and retirement of common stock, and $404,000 in life insurance premiums on Company-owned life insurance policies.

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

■

2022 Secured Term Loan. The Amendment provided us with an $18 million term loan (the “Secured Term Loan”), which was disbursed to us on July 26, 2022. We are required to pay monthly interest only payments at a rate per annum equal to the then current BSBY rate (adjusted periodically) plus 0.90% on the outstanding balance until the principal is paid in full. The interest rate will be adjusted on a monthly basis. On July 26, 2027, the entire outstanding indebtedness is due in full, including all principal and interest. The Secured Term Loan is secured by certain company-owned life insurance policies under a Security Agreement (Assignment of Life Insurance Policy as Collateral) dated July 26, 2022, by and between the Company and BofA; and

■

2022 Unsecured Term Loan. The Amendment provided us with a $7 million unsecured term loan (the “Unsecured Term Loan”), which was disbursed to us on July 26, 2022. We are required to pay monthly principal payments of $116,667 and monthly interest payments at a rate per annum equal to the then current BSBY (adjusted periodically) plus 1.40% on the outstanding balance until paid in full. The interest rate will be adjusted monthly. On July 26, 2027, the entire outstanding indebtedness is due in full, including all principal and interest.

We may prepay any outstanding principal amounts borrowed under either the Secured Term Loan or the Unsecured Term Loan at any time, without penalty provided that any payment is accompanied by all accrued interest owed. As of July 30, 2023, $5.6 million was outstanding under the Unsecured Term Loan, and $18 million was outstanding under the Secured Term Loan.

We incurred $37,500 in debt issuance costs in connection with our term loans. As of July 30, 2023, unamortized loan costs of $30,000 were netted against the carrying value of our term loans on our condensed consolidated balance sheets.

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

We were in compliance with each of these financial covenants at July 30, 2023 and expect to remain in compliance with existing covenants for the foreseeable future.

As of July 30, 2023, we had $27.2 million available under our $35 million Existing Revolver to fund working capital needs. Standby letters of credit in the aggregate amount of $7.8 million, used to collateralize certain insurance arrangements and for imported product purchases, were outstanding under the Existing Revolver as of July 30, 2023. There were no additional borrowings outstanding under the Existing Revolver as of July 30, 2023.

Share Repurchase Authorization

In fiscal 2023, our Board of Directors authorized the repurchase of up to $20 million of the Company’s common shares. The authorization does not obligate us to acquire a specific number of shares during any period and does not have an expiration date, but it may be modified, suspended, or discontinued at any time at the discretion of our Board of Directors. Repurchases may be made from time to time in the open market, or through privately negotiated transactions or otherwise, in compliance with applicable laws, rules and regulations, and subject to our cash requirements for other purposes, compliance with the covenants under the loan agreement for our revolving credit facility and other factors we deem relevant. In fiscal 2024 second quarter, our Board of Directors approved an additional $5 million for the repurchase of our common shares, adding to the $20 million authorization it approved in fiscal 2023.

During the first half of fiscal 2024, we used approximately $8.7 million of the authorization to purchase 473,463 of our common shares (at an average price of $18.29 per share), with approximately $3.0 million remaining available for future purchases under the authorization as of the end of the fiscal 2024 second quarter.

Capital Expenditures

We expect to spend approximately $1 million in capital expenditures over the remainder of fiscal 2024 to maintain and enhance our operating systems and facilities.

Enterprise Resource Planning Project

During calendar 2021, our Board of Directors approved an upgrade to our current ERP system and implementation efforts began shortly thereafter. The ERP system went live at Sunset West in December 2022 and in the legacy Hooker divisions in early September 2023. We expect it to go live in the Home Meridian segment in fiscal 2025. To complete the ERP system implementation as anticipated, we will be required to expend significant financial and human resources. We anticipate spending approximately $2.5 million over the remainder of fiscal 2024, with a significant amount of time invested by our associates.

Dividends

On September 5, 2023, our board of directors declared a quarterly cash dividend of $0.22 per share which will be paid on September 29, 2023 to shareholders of record at September 18, 2023.

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

Interest Rate Risk

Borrowings under our revolving credit facility, the Secured Term Loan and the Unsecured Term loan bear interest based on BSBY plus 1.00%, BSBY plus 0.90% and BSBY plus 1.40%, respectively. As such, these debt instruments expose us to market risk for changes in interest rates. There was no outstanding balance under our revolving credit facility as of July 30, 2023 other than standby letters of credit in the amount of $7.8 million. As of July 30, 2023, $23.6 million was outstanding under our term loans. A 1% increase in the BSBY rate would result in an annual increase in interest expenses on our terms loans of approximately $230,000.

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

Item 4.         Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended July 30, 2023. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective as of July 30, 2023 to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to the Company’s management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure and are effective to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

During fiscal 2024 second quarter, we closed on the acquisition of substantially all of the assets of BOBO Intriguing Objects (“BOBO"). As permitted by SEC guidance for newly acquired businesses, we intend to exclude BOBO’s operations from the scope of our Sarbanes-Oxley Section 404 report on internal controls over financial reporting for the year ending January 28, 2024. We are in the process of implementing our internal control structure at BOBO and expect that this effort will be completed in fiscal 2025.

There have been no changes in our internal control over financial reporting during the fiscal quarter ended July 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds (1).

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Program	Maximum Dollar Value of Shares That May Yet Be Purchased Under The Program
				$2,325,293
May 1, 2023 - June 4, 2023	112,893	15.80	112,893	539,017
June 5, 2023 - July 2, 2023	31,683	17.68	31,683	4,978,281
July 3, 2023 - July 30, 2023	101,557	19.68	101,557	2,977,651

Total	246,133	$17.64	246,133

(1)

On June 6, 2022, our Board of Directors authorized the repurchase of up to $20 million of the Company’s common shares. The authorization does not obligate us to acquire a specific number of shares during any period and does not have an expiration date, but it may be modified, suspended, or discontinued at any time at the discretion of our Board of Directors. Repurchases may be made from time to time in the open market, or through privately negotiated transactions or otherwise, in compliance with applicable laws, rules and regulations, and subject to our cash requirements for other purposes, compliance with the covenants under the loan agreement for our revolving credit facility and other factors we deem relevant. In fiscal 2024 second quarter, our Board of Directors approved an additional $5 million for the repurchase of our common shares, adding to the $20 million authorization it approved in fiscal 2023.

During the first half of fiscal 2024, we used approximately $8.7 million of the authorization to purchase 473,463 of our common shares (at an average price of $18.29 per share), with approximately $3.0 million remaining available for future purchases under the authorization as of the end of the fiscal 2024 second quarter.

Item 5.         Other Information

During the three months ended July 30, 2023, no director or officer of the Company adopted, terminated or modified a ‘Rule 10b5-1 trading arrangement’ or ‘non-Rule 10b5-1 trading arrangement,’ as each term is defined in Item 408(a) of Regulation S-K.

Item 6.         Exhibits

3.1

Articles of Incorporation of the Company, as amended as of September 16, 2021 (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q (SEC File No. 000-25349) for the quarter ended October 31, 2021)

3.2*	Amended and Restated Bylaws of the Company, as amended September 5, 2023

4.1	Articles of Incorporation of the Company, as amended (See Exhibit 3.1)

4.2	Amended and Restated Bylaws of the Company, as amended (See Exhibit 3.2)

31.1*	Rule 13a-14(a) Certification of the Company’s principal executive officer

31.2*	Rule 13a-14(a) Certification of the Company’s principal financial officer

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

HOOKER FURNISHINGS CORPORATION

Date: September 8, 2023	By:	/s/ Paul A. Huckfeldt
Paul A. Huckfeldt
Chief Financial Officer and Senior Vice President – Finance and Accounting