Form 10-Q
period 2023-10-29
HOOKER FURNISHINGS Corp
filed 2023-12-08
CIK 1077688

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 29, 2023

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

As of December 1, 2023, there were 10,671,812 shares of the registrant’s common stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

HOOKER FURNISHINGS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

As of	October 29,	January 29,
	2023	2023
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$39,795	$19,002
Trade accounts receivable, net	59,065	62,129
Inventories	65,156	96,675
Income tax recoverable	3,073	3,079
Prepaid expenses and other current assets	5,934	6,418
Total current assets	173,023	187,303
Property, plant and equipment, net	29,079	27,010
Cash surrender value of life insurance policies	28,264	27,576
Deferred taxes	11,959	14,484
Operating leases right-of-use assets	54,202	68,949
Intangible assets, net	29,547	31,779
Goodwill	15,036	14,952
Other assets	13,388	9,663
Total non-current assets	181,475	194,413
Total assets	$354,498	$381,716

Liabilities and Shareholders’ Equity
Current liabilities
Current portion of long-term debt	$1,393	$1,393
Trade accounts payable	23,294	16,090
Accrued salaries, wages and benefits	6,716	9,290
Customer deposits	5,033	8,511
Current portion of operating lease liabilities	7,045	7,316
Other accrued expenses	3,135	7,438
Total current liabilities	46,616	50,038
Long term debt	21,829	22,874
Deferred compensation	7,737	8,178
Operating lease liabilities	49,651	63,762
Other long-term liabilities	877	843
Total long-term liabilities	80,094	95,657
Total liabilities	126,710	145,695

Shareholders’ equity
Common stock, no par value, 20,000 shares authorized, 10,672 and 11,197 shares issued and outstanding on each date	49,503	50,770
Retained earnings	177,579	184,386
Accumulated other comprehensive income	706	865
Total shareholders’ equity	227,788	236,021
Total liabilities and shareholders’ equity	$354,498	$381,716

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

HOOKER FURNISHINGS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	For the
	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 29,	October 30,	October 29,	October 30,
	2023	2022	2023	2022

Net sales	$116,831	$151,580	$336,452	$451,803

Cost of sales	83,121	119,572	251,495	359,281

Gross profit	33,710	32,008	84,957	92,522

Selling and administrative expenses	24,016	24,712	70,207	72,255
Intangible asset amortization	924	878	2,732	2,634

Operating income	8,770	6,418	12,018	17,633

Other income, net	659	191	1,071	425
Interest expense, net	364	434	1,197	546

Income before income taxes	9,065	6,175	11,892	17,512

Income tax expense	2,027	1,334	2,620	3,946

Net income	$7,038	$4,841	$9,272	$13,566

Earnings per share
Basic	$0.66	$0.42	$0.85	$1.16
Diluted	$0.65	$0.42	$0.85	$1.14

Weighted average shares outstanding:
Basic	10,536	11,465	10,748	11,736
Diluted	10,676	11,525	10,878	11,838

Cash dividends declared per share	$0.22	$0.20	$0.66	$0.60

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

HOOKER FURNISHINGS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	For the
	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 29,	October 30,	October 29,	October 30,
	2023	2022	2023	2022

Net income	$7,038	$4,841	$9,272	$13,566
Other comprehensive income:
Amortization of actuarial (gain)/loss	(70)	21	(209)	62
Income tax effect on amortization	17	(5)	50	(15)
Adjustments to net periodic benefit cost	(53)	16	(159)	47

Total comprehensive income	$6,985	$4,857	$9,113	$13,613

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

HOOKER FURNISHINGS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the
	Thirty-Nine Weeks Ended
	October 29,	October 30,
	2023	2022
Operating Activities:
Net income	$9,272	$13,566
Adjustments to reconcile net income to net cash provided by/(used in) operating activities:
Depreciation and amortization	6,626	6,578
Deferred income tax expense	2,575	1,650
Noncash restricted stock and performance awards	1,685	1,323
Provision for doubtful accounts and sales allowances	(270)	(3,831)
Gain on life insurance policies	(784)	(744)
Loss/(Gain) on disposal of assets	29	-
Changes in assets and liabilities:
Trade accounts receivable	3,334	3,069
Inventories	33,264	(56,343)
Income tax recoverable	5	2,357
Prepaid expenses and other assets	(3,400)	(5,863)
Trade accounts payable	7,169	(1,522)
Accrued salaries, wages, and benefits	(2,574)	936
Customer deposits	(3,477)	(1,277)
Operating lease assets and liabilities	366	(238)
Other accrued expenses	(4,400)	(391)
Deferred compensation	(650)	(419)
Net cash provided by/(used in) operating activities	$48,770	$(41,149)

Investing Activities:
Acquisitions	(2,373)	(25,912)
Purchases of property and equipment	(5,718)	(3,469)
Premiums paid on life insurance policies	(378)	(464)
Proceeds received on life insurance policies	444	-
Net cash used in investing activities	(8,025)	(29,845)

Financing Activities:
Purchase and retirement of common stock	(11,674)	(9,359)
Cash dividends paid	(7,228)	(7,117)
Payments for long-term loans	(1,050)	(350)
Proceeds from long-term loans	-	25,000
Proceeds from revolving credit facility	-	36,190
Payments for revolving credit facility	-	(36,190)
Debt issuance cost	-	(38)
Net cash (used in)/provided by financing activities	(19,952)	8,136

Net increase/(decrease) in cash and cash equivalents	20,793	(62,858)
Cash and cash equivalents - beginning of year	19,002	69,366
Cash and cash equivalents - end of quarter	$39,795	$6,508

Supplemental disclosure of cash flow information:
Cash paid/(refund) for income taxes	$74	$(1)
Cash paid for interest, net	1,375	293

Non-cash transactions:
(Decrease)/Increase in lease liabilities arising from changes in right-of-use assets	$(8,987)	$7,402
Increase in property and equipment through accrued purchases	35	112

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

HOOKER FURNISHINGS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In thousands, except per share data)

(Unaudited)

				Accumulated
				Other	Total
	Common Stock		Retained	Comprehensive	Shareholders'
	Shares	Amount	Earnings	Income (loss)	Equity
Balance at July 31, 2022	11,959	$53,853	$210,994	$(19)	$264,828
Net income for the 13 weeks ended October 30, 2022			4,841		4,841
Unrealized loss on defined benefit plan, net of tax of $5				15	15
Cash dividends paid ($0.20 per share)			(2,323)		(2,323)
Purchase and retirement of common stock	(530)	$(2,436)	(5,787)		(8,223)
Restricted stock grants, net of forfeitures	(8)	-			-
Restricted stock compensation cost		297			297
Performance-based restricted stock units cost		154			154
Balance at October 30, 2022	11,421	$51,868	$207,725	$(4)	$259,589

Balance at July 30, 2023	10,819	$49,561	$175,348	$759	$225,668
Net income for the 13 weeks ended October 29, 2023			7,038		7,038
Unrealized loss on defined benefit plan, net of tax of $17				(53)	(53)
Cash dividends paid ($0.22 per share)			(2,373)		(2,373)
Purchase and retirement of common stock	(147)	$(700)	(2,434)		(3,134)
Restricted stock grants, net of forfeitures					-
Restricted stock compensation cost		449			449
Performance-based restricted stock units cost		193			193
Balance at October 29, 2023	10,672	$49,503	$177,579	$706	$227,788

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

HOOKER FURNISHINGS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (CONT.)

(In thousands, except per share data)

(Unaudited)

				Accumulated
				Other	Total
	Common Stock		Retained	Comprehensive	Shareholders'
	Shares	Amount	Earnings	Income (loss)	Equity
Balance at January 30, 2022	11,922	$53,295	$207,884	$(51)	$261,128
Net income for the 39 weeks ended October 30, 2022			13,566		13,566
Unrealized loss on defined benefit plan, net of tax of $15				47	47
Cash dividends paid ($0.60 per share)			(7,117)		(7,117)
Purchase and retirement of common stock	(598)	(2,751)	(6,608)		(9,359)
Restricted stock grants, net of forfeitures	97	(102)			(102)
Restricted stock compensation cost		963			963
Performance-based restricted stock units costs		463			463
Balance at October 30, 2022	11,421	$51,868	$207,725	$(4)	$259,589

Balance at January 29, 2023	11,197	$50,770	$184,386	$865	$236,021
Net income for the 39 weeks ended October 29, 2023			9,272		9,272
Unrealized loss on defined benefit plan, net of tax of $50				(159)	(159)
Cash dividends paid ($0.66 per share)			(7,228)		(7,228)
Purchase and retirement of common stock	(620)	(2,952)	(8,851)		(11,803)
Restricted stock grants, net of forfeitures	95	(150)			(150)
Restricted stock compensation cost		1,255			1,255
Performance-based restricted stock units costs		580			580
Balance at October 29, 2023	10,672	$49,503	$177,579	$706	$227,788

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

HOOKER FURNISHINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar and share amounts in tables, except per share amounts, in thousands unless otherwise indicated)

(Unaudited)

For the Thirty-Nine Weeks Ended October 29, 2023

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

The financial statements contained herein are being filed as part of a quarterly report on Form 10-Q covering the 2024 fiscal year thirteen-week period (also referred to as “three months,” “three-month period,” “quarter,” “third quarter” or “quarterly period”) that began July 31, 2023, and the thirty-nine week period (also referred to as “nine months”, “nine-month period” or “year-to-date period”) that began January 30, 2023, which both ended October 29, 2023. This report discusses our results of operations for these periods compared to the 2023 fiscal year thirteen-week period that began August 1, 2022, and the thirty-nine-week period that began January 31, 2022, which both ended October 30, 2022; and our financial condition as of October 29, 2023 compared to January 29, 2023.

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

3.         Accounts Receivable

	October 29,	January 29,
	2023	2023

Gross accounts receivable	$62,770	$67,600
Customer allowances	(1,853)	(3,702)
Allowance for doubtful accounts	(1,852)	(1,769)
Trade accounts receivable	$59,065	$62,129

4.         Inventories

	October 29,	January 29,
	2023	2023
Finished furniture	$78,037	$115,015
Furniture in process	1,561	1,943
Materials and supplies	12,737	13,509
Inventories at FIFO	92,335	130,467
Reduction to LIFO basis	(27,179)	(33,792)
Inventories	$65,156	$96,675

5.         Property, Plant and Equipment

	Depreciable Lives	October 29,	January 29,
	(In years)	2023	2023

Buildings and land improvements	15 - 30	$33,671	$32,723
Computer software and hardware	3 - 10	8,907	15,887
Machinery and equipment	10	11,651	11,013
Leasehold improvements	Term of lease	12,445	11,894
Furniture and fixtures	3 - 10	6,377	5,991
Other	5	697	694
Total depreciable property at cost		73,748	78,202
Less accumulated depreciation		(46,590)	(53,427)
Total depreciable property, net		27,158	24,775
Land		1,077	1,077
Construction-in-progress		844	1,158
Property, plant and equipment, net		$29,079	$27,010

6.         Cloud Computing Hosting Arrangement

We are in the process of implementing a common Enterprise Resource Planning system (ERP) across all divisions. The ERP system went live at Sunset West in December 2022 and in the legacy Hooker divisions in early September 2023. We expect the new ERP system to go live in the Home Meridian segment during fiscal 2025.

Based on the provisions of ASU 2018-15, Intangibles — Goodwill and Other — Internal-Use Software, we capitalize implementation costs associated with hosting arrangements that are service contracts. In addition, based on the provisions of ASC 835 Interest, we capitalize interest associated with this ERP project by applying the interest rate on our unsecured term loan to the amount of the accumulated expenditures for the ERP asset. Both these costs are recorded on the “Other assets” line of our condensed consolidated balance sheets. Amortization expense commenced when the ERP system went live at Sunset West in the fourth quarter of fiscal 2023. Capitalized implementation costs and interest are amortized over ten years on a straight-line basis. The capitalized implementation costs and interest expenses at October 29, 2023 and January 29, 2023 were as follows:

	Capitalized Implementation Costs	Capitalized interest expenses

Balance at January 29, 2023	$8,598	$84
Costs capitalized during the period	3,818	225
Accumulated amortization during the period	(187)	(4)
Balance at October 29, 2023	$12,229	$305

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

As of October 29, 2023 and January 29, 2023, Company-owned life insurance was measured at fair value on a recurring basis based on Level 2 inputs. The fair value of the Company-owned life insurance is determined by inputs that are readily available in public markets or can be derived from information available in publicly quoted markets. Additionally, the fair value of the Company-owned life insurance is marked to market each reporting period and any change in fair value is reflected in income for that period.

Our assets measured at fair value on a recurring basis at October 29, 2023 and January 29, 2023, were as follows:

	Fair value at October 29, 2023				Fair value at January 29, 2023
Description	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets measured at fair value
Company-owned life insurance	$-	$28,264	$-	$28,264	$-	$27,576	$-	$27,576

8.         Intangible Assets

Our intangible assets with indefinite lives consist of: goodwill related to the Shenandoah, Sunset West and BOBO Intriguing Objects acquisitions; and trademarks and tradenames related to the acquisitions of Bradington-Young, Home Meridian and BOBO Intriguing Objects. During the fiscal 2024 second quarter, we recorded the preliminary estimates of $500,000 trademarks with indefinite lives and $124,000 goodwill as a result of the BOBO acquisition. The preliminary estimates of fair value of identifiable assets acquired and liabilities assumed are subject to revision, which may result in adjustments to the preliminary values presented below, when management’s appraisals and estimates are finalized. In the third quarter of fiscal 2024, we recorded additional fixed assets and revised goodwill to $84,000.

During the fiscal 2024 first quarter, we announced the rebranding of the Sam Moore product line to “HF Custom.” As a result, we reassessed the characteristics of the Sam Moore trade name and the roll-out process, and determined it qualified for amortization; consequently, we began amortizing the Sam Moore trade name over a 24-month period using the straight-line method beginning mid-April 2023. Our intangible assets with definite lives are recorded in our Home Meridian and Domestic Upholstery segments. Details of our intangible assets are as follows:

	October 29, 2023		January 29, 2023
	Gross carrying amount	Accumulated Amortization	Gross carrying amount	Accumulated Amortization
Intangible assets with indefinite lives:
Goodwill
Domestic Upholstery - Shenandoah *	490	-	490	-
Domestic Upholstery - Sunset West	14,462	-	14,462	-
All Other - BOBO Intriguing Objects	84	-	-	-
Goodwill	15,036	-	14,952	-

Trademarks and Trade names *	8,011	-	7,907	-

Intangible assets with definite lives:
Customer Relations	38,001	(18,141)	38,001	(15,618)
Trademarks and Trade names	2,334	(658)	1,938	(449)

Intangible assets, net	48,346	(18,799)	47,846	(16,067)

*: The amounts are net of impairment charges of $16.4 million related to Shenandoah goodwill and $4.8 million related to certain Home Meridian segment trade names, which were recorded in fiscal 2021.

Amortization expenses for intangible assets with definite lives were $924,000 and $2.7 million for the third quarter and nine-month period of fiscal 2024, respectively. Amortization expenses for intangible assets with definite lives were $878,000 and $2.6 million for the fiscal 2023 third quarter and nine-month period, respectively. For the remainder of fiscal 2024, amortization expense is expected to be approximately $924,000.

9.         Leases

We have operating leases for warehouses, showrooms, manufacturing facilities, offices and equipment. We recognized sub-lease income of $27,000 and $101,000 for the third quarter and nine-month period of fiscal 2024, respectively. We recognized sub-lease income of $34,000 and $415,000 for the third quarter and nine-month period of fiscal 2023, respectively.

The components of lease cost and supplemental cash flow information for leases for the three-months and nine-months ended October 29, 2023 and October 30, 2022 were:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 29, 2023	October 30, 2022	October 29, 2023	October 30, 2022
Operating lease cost	$2,715	$2,291	$8,414	$7,089
Variable lease cost	50	62	202	172
Short-term lease cost	119	79	282	246
Total operating lease cost	$2,884	$2,432	$8,898	$7,507

Operating cash outflows	$2,668	$2,518	$8,033	$7,745

During fiscal 2024 second quarter, we reduced our footprint by 200,000 square feet in the Georgia warehouse. During the third quarter, we entered into an agreement to further reduce our footprint by 200,000 square feet by early calendar 2024. These modifications resulted in an approximate $13 million decrease in the lease right-of-use assets and liabilities. The right-of-use assets and lease liabilities recorded on our condensed consolidated balance sheets as of October 29, 2023 and January 29, 2023 were as follows:

	October 29, 2023	January 29, 2023
Real estate	$53,374	$68,212
Property and equipment	828	737
Total operating leases right-of-use assets	$54,202	$68,949

Current portion of operating lease liabilities	$7,045	$7,316
Long term operating lease liabilities	49,651	63,762
Total operating lease liabilities	$56,696	$71,078

For leases that commenced before July 2022, we used our incremental borrowing rate which was LIBOR plus 1.5%. When we entered into the new loan agreement (described in Note 10 below), our incremental borrowing rate became the current BSBY rate plus 1.40%. We use this rate as the discount rate for leases commenced in July 2022 and thereafter. The weighted-average discount rate is 5.05%. The weighted-average remaining lease term is 7 years.

The following table reconciles the undiscounted future lease payments for operating leases to the operating lease liabilities recorded in the condensed consolidated balance sheets on October 29, 2023:

Undiscounted Future Operating Lease Payments
Remainder of fiscal 2024	$2,424
2025	9,732
2026	9,797
2027	9,635
2028	8,010
2029 and thereafter	29,166
Total lease payments	$68,764
Less: impact of discounting	(12,068)
Present value of lease payments	$56,696

10.         Long-Term Debt

On July 26, 2022, we entered into the Fourth Amendment (the “amendment”) to the Second Amended and Restated Loan Agreement with Bank of America, N.A. (“BofA”) to replenish cash used to make the acquisition of substantially all of the assets of Sunset West (which closed at the beginning of the first quarter of fiscal 2023) (the “Sunset Acquisition”). The Second Amended and Restated Loan Agreement dated as of September 29, 2017, had previously been amended by a First Amendment to Second Amended and Restated Loan Agreement dated as of January 31, 2019, a Second Amendment to Second Amended and Restated Loan Agreement dated as of November 4, 2020, and a Third Amendment to Second Amended and Restated Loan Agreement dated as of January 27, 2021 (as so amended, the “Existing Loan Agreement”). Details of the individual credit facilities provided for in the Amendment are as follows:

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

■

2022 Secured Term Loan. The Amendment provided us with an $18 million Secured Term Loan (the “Secured Term Loan”), which was disbursed to us on July 26, 2022. We are required to pay monthly interest only payments at a rate per annum equal to the then current BSBY rate (adjusted periodically) plus 0.90% on the outstanding balance until the principal is paid in full. The interest rate will be adjusted on a monthly basis. On July 26, 2027, the entire outstanding indebtedness is due in full, including all principal and interest. The Secured Term Loan is secured by certain company-owned life insurance policies under a Security Agreement (Assignment of Life Insurance Policy as Collateral) dated July 26, 2022, by and between the Company and BofA; and

■

2022 Unsecured Term Loan. The Amendment provided us with a $7 million Unsecured Term Loan (the “Unsecured Term Loan”), which was disbursed to us on July 26, 2022. We are required to pay monthly principal payments of $116,667 and monthly interest payments at a rate per annum equal to the then current BSBY (adjusted periodically) plus 1.40% on the outstanding balance until paid in full. The interest rate will be adjusted monthly. On July 26, 2027, the entire outstanding indebtedness is due in full, including all principal and interest.

We may prepay any outstanding principal amounts borrowed under either the Secured Term Loan or the Unsecured Term Loan at any time, without penalty provided that any payment is accompanied by all accrued interest owed. As of October 29, 2023, $5.2 million was outstanding under the Unsecured Term Loan, and $18 million was outstanding under the Secured Term Loan.

We incurred $37,500 in debt issuance costs in connection with our term loans. As of October 29, 2023, unamortized loan costs of $28,125 were netted against the carrying value of our term loans on our condensed consolidated balance sheets.

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

We were in compliance with each of these financial covenants at October 29, 2023 and expect to remain in compliance with existing covenants for the foreseeable future.

As of October 29, 2023, we had $27.2 million available under our $35 million Existing Revolver to fund working capital needs. Standby letters of credit in the aggregate amount of $7.8 million, used to collateralize certain insurance arrangements and for imported product purchases, were outstanding under the Existing Revolver as of October 29, 2023. There were no additional borrowings outstanding under the Existing Revolver as of October 29, 2023.

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

	October 29,	January 29,
	2023	2023

Restricted shares	182	132
RSUs and PSUs	156	101
	338	233

All restricted shares, RSUs and PSUs awarded that have not yet vested are considered when computing diluted earnings per share.

During the fiscal 2024 nine-month period, we purchased and retired 620,634 shares of our common stock (at an average price of $18.79 per share) under the $20 million share repurchase authorization approved by our board of directors in fiscal 2023 and the additional $5 million share repurchase authorization approved by our board of directors in the second quarter of this year. These repurchases reduced our total outstanding shares and, consequently, reduced the weighted outstanding shares used in our calculation of earnings per share for the fiscal 2024 third quarter and nine-month period shown below. The share repurchase program was completed during the fiscal 2024 third quarter.

The following table sets forth the computation of basic and diluted earnings per share:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 29,	October 30,	October 29,	October 30,
	2023	2022	2023	2022

Net income	$7,038	$4,841	$9,272	$13,566
Less: Unvested participating restricted stock dividends	40	28	111	74
Net earnings allocated to unvested participating restricted stock	120	58	143	141
Earnings available for common shareholders	6,878	4,755	9,018	13,351

Weighted average shares outstanding for basic earnings per share	10,536	11,465	10,748	11,736
Dilutive effect of unvested restricted stock, RSU and PSU awards	140	60	130	102
Weighted average shares outstanding for diluted earnings per share	10,676	11,525	10,878	11,838

Basic earnings per share	$0.66	$0.42	$0.85	$1.16

Diluted earnings per share	$0.65	$0.42	$0.85	$1.14

12.         Income Taxes

We recorded income tax expense of $2.0 million for the fiscal 2024 third quarter compared to $1.3 million for the comparable prior year quarter. The effective tax rates for the fiscal 2024 and 2023 third quarters were 22.4% and 21.6%, respectively. For the fiscal 2024 nine-month period, we recorded income tax expense of $2.6 million, compared to $3.9 million for the comparable prior year period. The effective tax rates for the fiscal 2024 and 2023 nine-month periods were 22.0% and 22.5%, respectively.

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

Changes to segment reporting for fiscal 2024

During the second quarter of fiscal 2024, we acquired substantially all the assets of BOBO Intriguing Objects. Based on the requirements of ASC 280: Segment Reporting, BOBO’s results are included in All Other on a prospective basis.

We regularly monitor our reportable segments for changes in facts and circumstances to determine whether changes in the identification or aggregation of operating segments are necessary. Before the fiscal 2024 third quarter, H Contract’s results included sales of products sourced from the Hooker Branded segment and Sunset West. Due to a change in the way management internally evaluates operating performance, beginning with fiscal 2024 third quarter, Hooker Branded and Domestic Upholstery segments’ results now include sales of products formerly included in H Contract’s results. Fiscal 2024 year-to-date period and fiscal 2023 results discussed below have been recast to reflect this change. The Home Meridian segment is unchanged.

The following table presents segment information for the periods, and as of the dates, indicated.

	Thirteen Weeks Ended				Thirty-Nine Weeks Ended
	October 29,		October 30,		October 29,		October 30,
	2023		2022		2023		2022
		% Net		% Net		% Net		% Net
Net Sales		Sales		Sales		Sales		Sales
Hooker Branded	$39,122	33.5%	$56,632	37.4%	$118,936	35.4%	$154,133	34.1%
Home Meridian	43,692	37.4%	50,588	33.4%	114,524	34.0%	171,721	38.0%
Domestic Upholstery	32,559	27.9%	43,436	28.7%	98,555	29.3%	122,982	27.2%
All Other	1,458	1.2%	924	0.5%	4,437	1.3%	2,967	0.7%
Consolidated	$116,831	100%	$151,580	100%	$336,452	100%	$451,803	100%

Gross Profit
Hooker Branded	$17,823	45.6%	$16,156	28.5%	$43,840	36.9%	$45,357	29.4%
Home Meridian	8,803	20.1%	5,431	10.7%	18,726	16.4%	19,057	11.1%
Domestic Upholstery	6,485	19.9%	9,918	22.8%	19,872	20.2%	26,400	21.5%
All Other	599	41.1%	503	54.4%	2,519	56.8%	1,708	57.6%
Consolidated	$33,710	28.9%	$32,008	21.1%	$84,957	25.3%	$92,522	20.5%

Operating Income/(Loss)
Hooker Branded	$7,287	18.6%	$5,860	10.3%	$13,298	11.2%	$16,423	10.7%
Home Meridian	923	2.1%	(3,205)	-6.3%	(4,532)	-4.0%	(7,290)	-4.2%
Domestic Upholstery	688	2.1%	3,823	8.8%	2,739	2.8%	8,288	6.7%
All Other	(128)	-8.8%	(60)	-6.5%	513	11.6%	212	7.1%
Consolidated	$8,770	7.5%	$6,418	4.2%	$12,018	3.6%	$17,633	3.9%

Capital Expenditures (net of disposals)
Hooker Branded	$747		$589		$4,156		$1,295
Home Meridian	827		589		1,065		1,221
Domestic Upholstery	179		344		436		953
All Other	-		-		61		-
Consolidated	$1,753		$1,522		$5,718		$3,469

Depreciation & Amortization
Hooker Branded	$467		$479		$1,461		$1,600
Home Meridian	670		724		2,047		2,110
Domestic Upholstery	1,100		963		3,092		2,860
All Other	17		3		26		8
Consolidated	$2,254		$2,169		$6,626		$6,578

	As of October 29,		As of January 29,
	2023	%Total	2023	%Total
Identifiable Assets		Assets		Assets
Hooker Branded	$178,435	57.6%	$174,523	52.1%
Home Meridian	63,310	20.4%	92,469	27.6%
Domestic Upholstery	63,179	20.4%	66,435	19.8%
All Other	4,991	1.6%	1,558	0.5%
Consolidated	$309,915	100%	$334,985	100%
Consolidated Goodwill and Intangibles	44,583		46,731
Total Consolidated Assets	$354,498		$381,716

Sales by product type are as follows:

	Net Sales (in thousands)
	Thirteen Weeks Ended				Thirty-Nine Weeks Ended
	October 29, 2023	%Total	October 30, 2022	%Total	October 29, 2023	%Total	October 30, 2022	%Total
Casegoods	$71,787	61%	$86,717	57%	$191,825	57%	$253,748	56%
Upholstery	45,044	39%	64,863	43%	144,627	43%	198,055	44%
	$116,831	100%	$151,580	100%	$336,452	100%	$451,803	100%

14.          Subsequent Events

Dividends

On December 5, 2023, our board of directors declared a quarterly cash dividend of $0.23 per share which will be paid on December 29, 2023 to shareholders of record at December 15, 2023. This represents a $0.01 per share or 4.5% increase over the previous quarterly dividend and the eighth consecutive annual dividend increase.

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

■

the cyclical nature of the furnishings industry, which is particularly sensitive to changes in consumer confidence, the amount of consumers’ income available for discretionary purchases, and the availability and terms of consumer credit;

■	changes in consumer preferences, including increased demand for lower-priced furniture;

■	difficulties in forecasting demand for our imported products and raw materials used in our domestic operations;

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

■	risks associated with Home Meridian segment restructuring and cost-savings efforts, including our ability to timely reduce expenses and return the segment to profitability;

■	the impairment of our long-lived assets including goodwill, which can result in reduced earnings and net worth;

■

adverse political acts or developments in, or affecting, the international markets from which we import products, including duties or tariffs imposed on those products by foreign governments or the U.S. government and possible future U.S. conflict with China;

■

the interruption, inadequacy, security breaches or integration failure of our information systems or information technology infrastructure, related service providers or the internet or other related issues including unauthorized disclosures of confidential information, hacking or other cyber-security threats or inadequate levels of cyber-insurance or risks not covered by cyber-insurance;

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

■	capital requirements and costs;

■	risks associated with distribution through third-party retailers, such as non-binding dealership arrangements;

■	the cost and difficulty of marketing and selling our products in foreign markets;

■	changes in domestic and international monetary policies and fluctuations in foreign currency exchange rates affecting the price of our imported products and raw materials; and

■	price competition in the furnishings industry.

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

Quarterly Reporting

This quarterly report on Form 10-Q includes our unaudited condensed consolidated financial statements for the 2024 fiscal year thirteen-week period (also referred to as “three months,” “three-month period,” “quarter,” “third quarter” or “quarterly period”) that began July 31, 2023, and the thirty-nine week period (also referred to as “nine months”, “nine-month period” or “year-to-date period”) that began January 30, 2023, which both ended October 29, 2023. This report discusses our results of operations for these periods compared to the 2023 fiscal year thirteen-week period that began August 1, 2022, and the thirty-nine-week period that began January 31, 2022, which both ended October 30, 2022; and our financial condition as of October 29, 2023 compared to January 29, 2023.

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

Overview

Hooker Furnishings Corporation, incorporated in Virginia in 1924, is a designer, marketer, and importer of casegoods (wooden and metal furniture), leather furniture, fabric-upholstered furniture, lighting, accessories, and home décor for the residential, hospitality and contract markets. We also domestically manufacture premium residential custom leather, custom fabric-upholstered furniture and outdoor furniture.

Changes to segment reporting for fiscal 2024

During the second quarter of fiscal 2024, we acquired substantially all the assets of BOBO Intriguing Objects. Based on the requirements of ASC 280: Segment Reporting, BOBO’s results are included in All Other on a prospective basis.

We regularly monitor our reportable segments for changes in facts and circumstances to determine whether changes in the identification or aggregation of operating segments are necessary. Before the fiscal 2024 third quarter, H Contract’s results included sales of certain products sourced from the Hooker Branded segment and Sunset West division of the Domestic Upholstery segment. Due to a change in the way management internally evaluates operating performance, beginning with the fiscal 2024 third quarter, Hooker Branded and Domestic Upholstery segments’ results now include sales of products formerly included in H Contract’s results. Fiscal 2024 year-to-date period and fiscal 2023 results discussed below have been recast to reflect this change. The Home Meridian segment is unchanged.

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

At October 29, 2023, our backlog of unshipped orders was as follows:

	Order Backlog
	(Dollars in 000s)

Reporting Segment	October 29, 2023	January 29, 2023	October 30, 2022

Hooker Branded	$18,646	$20,568	$36,747
Home Meridian	27,611	43,052	56,761
Domestic Upholstery	21,418	29,696	41,844
All Other	1,760	2,070	1,983

Consolidated	$69,435	$95,386	$137,335

At the end of fiscal 2024 third quarter, order backlog decreased as compared to the fiscal 2023 year-end and the prior year third quarter end. The decrease was attributable to soft demand and the absence of ACH orders and backlog in the Home Meridian segment. See Review below for additional information on our incoming orders and backlog.

Executive Summary-Results of Operations

■

Consolidated net sales for the fiscal 2024 third quarter decreased by $34.7 million, or 22.9%, compared to the prior year quarter due to sales decreases across all three reporting segments driven by continued soft demand for home furnishings, as well as our exit from the Accentrics Home product line. Despite the sales decline, consolidated gross profit and margin both increased for the quarter due to decreased product costs in the Hooker Branded segment driven by lower ocean freight costs and improved margin at Home Meridian segment due to our exit from the unprofitable categories, partially offset by decreased gross profit and margin in the Domestic Upholstery segment due to under-absorbed indirect costs, primarily indirect labor costs. Consolidated operating income and margin were $8.8 million and 7.5% as compared to $6.4 million and 4.2% in the prior year third quarter, due to improved profitability in the Hooker Branded and Home Meridian segments. Consolidated net income was $7.0 million or $0.65 per diluted share, compared to $4.8 million or $0.42 per diluted share in the prior year quarter.

■

For the fiscal 2024 nine-month period, consolidated net sales decreased by $115.4 million, or 25.5%, as compared to the same period last year due to decreased net sales in all three segments also attributable to industry-wide soft demand, as well as our exit from the Accentrics Home product line in the Home Meridian segment. Consolidated gross profit decreased due to the sales decline, while gross margin increased due to increased margin in the Hooker Branded and Home Meridian segments, partially offset by decreased gross profit and margin in the Domestic Upholstery segment. Consolidated operating income and margin were $12.0 million or 3.6% as compared to $17.6 million and 3.9% in the prior year period. Consolidated net income was $9.3 million or $0.85 per diluted share, as compared to $13.6 million or $1.14 per diluted share in the prior year period.

Our fiscal 2024 third quarter and nine months performance are discussed in greater detail below under “Review” and “Results of Operations.”

Review

Despite a challenging macroeconomic environment for the home furnishings industry, including a slowdown in the housing market, high interest rates, and a shift in consumer discretionary spending away from home furnishings, we are pleased to report an increase in net income for the fiscal 2024 third quarter. Despite these challenges, we are encouraged by positive indicators such as the normalization of ocean freight costs, eased supply chain constraints, more stable raw material costs, and increased labor availability. Additionally, our strategy to reposition the Home Meridian segment from a volatile, high risk model with unpredictable profitability to a lower risk, sustainable profit model have begun to yield positive results, with the segment reporting a quarterly operating income for the first time since calendar year 2021. All these factors have contributed to our improved profitability for the quarter.

The Hooker Branded segment experienced a net sales decrease of $17.5 million, or 30.9%, in the fiscal 2024 third quarter, due primarily to reduced volume driven by current lower demand for home furnishings. Short-term delays related to the implementation of a new ERP system over the Labor Day weekend had an impact of approximately $3 million, which would have positioned the sales in this segment down 26% for the quarter. Compounding this, the unusually high net sales in the previous year's third quarter created a challenging basis for comparison in the current year. Despite the sales decline, this segment reported an increased gross margin of 45.6% for the quarter, due mostly to lower ocean freight costs. We implemented price decreases and promotions on new orders in August to align with decreased ocean freight costs and the discounting levels in the home furnishings market. However, the majority of shipments still carried price increases we implemented in the prior year, which combined with lower freight costs, led to unusually high gross margins for the quarter. We anticipate a subsequent decrease in gross margin as more orders are shipped under our revised pricing. Additionally, decreased warehousing costs also contributed to the increased gross margin, as demurrage and drayage expenses decreased significantly compared to the prior year period. The segment reported a solid operating income of $7.3 million and an operating margin of 18.6%, compared to $5.9 million and 10.3% in the prior year period. Incoming orders increased by 7% compared to both the prior year’s third quarter and this year’s second quarter. Although quarter-end order backlog was much lower than the prior year quarter-end, it increased from this year’s second quarter-end and remained nearly 70% higher than pre-pandemic levels at the end of fiscal 2020 third quarter.

The Home Meridian segment’s net sales decreased by $6.9 million, or 13.6%, compared to the prior year third quarter, but increased compared to the first and second quarters of fiscal 2024. The sales decrease in the e-commerce channel accounted for over 40% of the overall decrease in the segment, due to our exit from the Accentrics Home (ACH) product line. The remaining decreases in the segment were attributable to sales decreases at Samuel Lawrence Furniture (SLF), Prime Resources International (PRI) and Pulaski Furniture (PFC), the divisions that serve independent furniture stores and major furniture chains. The decreases were partially offset by strong sales at Samuel Lawrence Hospitality (SLH), which reported sales increases of 152% and 46% for the third quarter and nine-month period, respectively, versus the prior year periods. Liquidations of inventory that were written down in the prior year fourth quarter were substantially completed during the quarter and had an immaterial impact on gross profit. Despite the net sales decrease, HMI gross profit and margin increased by $3.4 million and 940 bps compared to the prior year third quarter, due to the absence of sales in unprofitable sales channels and product lines, as well as strong performance at SLH. The segment recorded a quarterly operating income of $0.9 million compared to a $3.2 million operating loss in the prior year third quarter. Inventory levels decreased by $15 million as compared to year-end and $46 million as compared to prior year third quarter end due primarily to the absence of Accentrics Home inventory, as well as the realignment of inventory mix to reflect our current business plan. We reduced our footprint in the Georgia warehouse by 200,000 square feet in the second quarter and entered into an agreement in the third quarter to reduce another 200,000 square feet by early next year. Consequently, costs at the Georgia warehouse decreased by 100 bps during the third quarter. Incoming orders were 19% higher than prior year third quarter, but lower than the first and second quarters’ orders as our retail customers are matching inventories to current soft demand for home furnishings. Quarter-end backlog was lower than the same period last year.

The Domestic Upholstery segment’s net sales decreased by $10.9 million, or 25%, compared to the prior year third quarter due to sales declines in all four divisions. We reduced production at Bradington Young and HF Custom in August to conform to the prevailing backlog levels. Gross profit and margin decreased by $3.4 million and 290 bps, primarily due to the sales decline. On a positive note, direct material costs were 220 bps lower than prior year quarter due to more stable material costs; however, this favorable variance was more than offset by under-absorbed indirect costs, which increased by 440 bps from the prior year third quarter attributable to lower net sales. Direct labor and warehousing expenses decreased as a result of decreased production levels and demurrage costs but increased as a percent of sales due to lower net sales. Shenandoah and Sunset West recorded operating income despite sales decreases. Bradington Young achieved breakeven for the quarter, while HF Custom recorded an operating loss due to its sales decline and under-absorbed costs and operating expenses. Incoming orders increased by 39% in comparison to the third quarter of the previous year, as Bradington Young, HF Custom and Shenandoah all recorded increased orders. Sunset West orders remained unchanged as compared to the prior year third quarter. Quarter-end backlog for the segment slightly decreased from second quarter end. Bradington-Young backlog was 2.5 times that of the pre-pandemic levels at fiscal 2020 third quarter end, while the backlogs for HF Custom and Shenandoah decreased to levels comparable to fiscal 2020.

Cash and cash equivalents stood at $39.8 million at fiscal 2024 third quarter-end, an increase of $20.8 million from the prior year-end. During the nine-month period, we used a portion of the $48.8 million cash generated from operating activities to fund $11.7 million share repurchases, $7.2 million in cash dividends to our shareholders, $5.7 million capital expenditures including investments in our new High Point and Atlanta showrooms, $3.8 million for further development of our cloud-based ERP system, and $2.4 million on BOBO acquisition. Our $25 million share repurchase program was completed during the fiscal 2024 third quarter. We purchased and retired approximately 1.4 million shares of our common stock since our share repurchase program began in the second quarter of last year. In addition to our cash balance, we had an aggregate of $27.2 million available under our existing revolver at quarter-end to fund working capital needs. With strategic inventory management, reasonable capital expenditures, and prudent expense management, we believe we have sufficient financial resources to support our business operations for the foreseeable future.

Results of Operations

The following table sets forth the percentage relationship to net sales of certain items included in the condensed consolidated statements of income included in this report.

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 29,	October 30,	October 29,	October 30,
	2023	2022	2023	2022
Net sales	100%	100%	100%	100%
Cost of sales	71.1	78.9	74.7	79.5
Gross profit	28.9	21.1	25.3	20.5
Selling and administrative expenses	20.6	16.3	20.9	16.0
Intangible asset amortization	0.8	0.6	0.8	0.6
Operating income	7.5	4.2	3.6	3.9
Other income, net	0.6	0.1	0.3	0.1
Interest expense	0.3	0.3	0.4	0.1
Income before income taxes	7.8	4.1	3.5	3.9
Income tax expense	1.7	0.9	0.8	0.9
Net income	6.0	3.2	2.8	3.0

Fiscal 2024 Third Quarter and Nine Months Compared to Fiscal 2023 Third Quarter and Nine Months

	Net Sales
	Thirteen Weeks Ended						Thirty-Nine Weeks Ended
	October 29,		October 30,				October 29,		October 30,
	2023		2022				2023		2022
		% Net Sales		% Net Sales	$ Change	% Change		% Net Sales		% Net Sales	$ Change	% Change
Hooker Branded	$39,122	33.5%	$56,632	37.4%	$(17,510)	-30.9%	$118,936	35.4%	$154,133	34.1%	$(35,197)	-22.8%
Home Meridian	43,692	37.4%	50,588	33.4%	(6,896)	-13.6%	114,524	34.0%	171,721	38.0%	(57,197)	-33.3%
Domestic Upholstery	32,559	27.9%	43,436	28.7%	(10,877)	-25.0%	98,555	29.3%	122,982	27.2%	(24,427)	-19.9%
All Other	1,458	1.2%	924	0.5%	534	57.8%	4,437	1.3%	2,967	0.7%	1,470	49.5%
Consolidated	$116,831	100%	$151,580	100%	$(34,749)	-22.9%	$336,452	100%	$451,803	100%	$(115,351)	-25.5%

Unit Volume	FY24 Q3 % Increase vs. FY23 Q3	FY24 YTD % Increase vs. FY23 YTD	Average Selling Price (“ASP”)	FY24 Q3 % Increase vs. FY23 Q3	FY24 YTD % Increase vs. FY23 YTD

Hooker Branded	-23.7%	-23.3%	Hooker Branded	-6.3%	2.3%
Home Meridian	-18.0%	-19.2%	Home Meridian	4.8%	-16.6%
Domestic Upholstery	-37.0%	-30.2%	Domestic Upholstery	4.2%	10.1%
All Other	-4.9%	13.9%	All Other	-15.9%	-1.5%
Consolidated	-21.5%	-20.9%	Consolidated	-4.8%	-5.9%

Consolidated net sales decreased in the fiscal 2024 third quarter and nine-month period compared to the prior year periods:

■

The Hooker Branded segment’s net sales decreased by $17.5 million, or 30.9%, in the fiscal 2024 third quarter primarily due to decreased unit volume driven by current soft demand for home furnishings, and to a lesser extent, decreased average selling prices and short-term delays related to the implementation of the new ERP system in early September. In response to normalized ocean freight costs and to align with current demand, we implemented price decreases and promotions on new orders effective in August, leading to the first quarterly decrease in ASP since calendar 2020. For the fiscal 2024 nine-month period, net sales decreased by $35.2 million, or 22.8%, due to decreased unit volume, which was driven by lower demand. ASP increased during the nine-month period as the majority of inventories sold still carried price increases we implemented last year in response to higher freight costs and product cost inflation.

■

The Home Meridian segment’s net sales decreased by $6.9 million, or 13.6%, in the fiscal 2024 third quarter. This decrease was attributed to decreased unit volume due to the absence of ACH sales and lower sales with independent furniture stores and major furniture chains. The decreases were largely mitigated by strong sales at SLH, driven by the continued rebound in the hospitality business. ASP increased during the third quarter as the liquidation sales of furniture previously written down were substantially completed, having a minimal impact on revenue for this period. Additionally, ASP benefitted from increased SLH sales, which tend to be higher priced items. For the nine-month period, net sales decreased by $57.2 million, or 33.3%, due to sales declines across the major furniture chains, the e-commerce channel, independent furniture stores, and mass merchant categories. These decreases were also partially offset by sales increases at SLH. ASP decreased during the nine-month period primarily due to the liquidation sales of heavily discounted ACH inventories and the sales of obsolete inventories at PRI and SLF during the first and second quarters.

■

The Domestic Upholstery segment’s net sales decreased by $10.9 million, or 25%, in the fiscal 2024 third quarter due to a significant decrease in unit volume. All four divisions reported sales decreases for both the quarter and the nine-month period. The Domestic Upholstery segment experienced sales growth for the past two years. However, as incoming orders and backlog normalized, we reduced production to align with current demand. ASP increased across all divisions during the fiscal 2024 third quarter and nine-month period due to the price increases we implemented last year in response to the inflation of raw material costs. However, the increase in ASP was not sufficient to offset the unit volume loss.

	Gross Profit and Margin
	Thirteen Weeks Ended						Thirty-Nine Weeks Ended
	October 29,		October 30,				October 29,		October 30,
	2023		2022				2023		2022
		% Net Sales		% Net Sales	$ Change	% Change		% Net Sales		% Net Sales	$ Change	% Change
Hooker Branded	$17,823	45.6%	$16,156	28.5%	$1,667	10.3%	$43,840	36.9%	$45,357	29.4%	$(1,517)	-3.3%
Home Meridian	8,803	20.1%	5,431	10.7%	3,372	62.1%	18,726	16.4%	19,057	11.1%	(331)	-1.7%
Domestic Upholstery	6,485	19.9%	9,918	22.8%	(3,433)	-34.6%	19,872	20.2%	26,400	21.5%	(6,528)	-24.7%
All Other	599	41.1%	503	54.4%	96	19.1%	2,519	56.8%	1,708	57.6%	811	47.5%
Consolidated	$33,710	28.9%	$32,008	21.1%	$1,702	5.3%	$84,957	25.3%	$92,522	20.5%	$(7,565)	-8.2%

In the fiscal 2024 third quarter, consolidated gross profit and margin increased due to significantly improved profitability at Hooker Branded and Home Meridian segments. Consolidated gross profit decreased in the nine-month period of fiscal 2024, primarily as a result of lower net sales. However, consolidated gross margin increased during the period, also attributable to improved profitability at Hooker Branded and Home Meridian segments.

■

The Hooker Branded segment’s gross profit and margin both increased in the fiscal 2024 third quarter despite a decline in net sales. This favorable outcome was attributed to significantly decreased product costs driven by lower ocean freight. Inventories sold carrying the price increases we implemented last year, combined with lower freight costs, contributed to the increase in gross profit and margin. Furthermore, inventory turns have increased steadily since August, resulting in a higher proportion of inventories sold at lower costs. However, price decreases and promotions implemented on new orders starting in August are expected to gradually erode margins as more orders sold at lower prices are shipped. In addition, warehousing costs decreased due to lower demurrage and drayage expenses, as well as lower labor and compensation expenses due to reduced shipping activities. For the fiscal 2024 nine-month period, gross profit decreased due to sales decline, while gross margin increased due to the factors discussed previously.

■

The Home Meridian segment’s gross profit and margin increased by $3.4 million and 940 bps, respectively, in the fiscal 2024 third quarter. This increase was primarily attributable to improved margin due to previous exits of unprofitable sales channels and product lines, decreased product costs, and increased profitability at SLH. Furthermore, decreased costs in the Georgia warehouse, and decreased wage expenses due to organizational and personnel changes all contributed to increased gross profit and margin. For the fiscal 2024 nine-month period, gross profit slightly decreased driven by the sales decrease, while gross margin increased by 530 bps due to the previously mentioned factors, as well as the absence of warehouse transition and start-up costs incurred in the prior year first quarter. Sales of previously written-down or written-off inventory had an immaterial impact on gross profit in the fiscal 2024 third quarter and nine-month period.

■

The Domestic Upholstery segment’s gross profit and margin both decreased in the fiscal 2024 third quarter and nine-month period driven by net sales decreases. Direct material costs were 220 bps and 310 bps below prior year periods due to more stable raw material costs. However, these decreases were more than offset by under-absorbed indirect costs, which were 440 bps and 370 bps higher as compared to the prior year third quarter and nine-month period, respectively. Direct labor costs decreased in absolute terms due to reduced production at Bradington Young, HF Custom, and Shenandoah. Warehousing and distribution expenses also decreased in absolute amount, due to lower demurrage expense and freight-out expense, which was also impacted by lower sales. Direct labor costs and warehousing costs both increased as a percentage of net sales during these periods due to sales decreases.

	Selling and Administrative Expenses (S&A)
	Thirteen Weeks Ended						Thirty-Nine Weeks Ended
	October 29,		October 30,				October 29,		October 30,
	2023		2022				2023		2022
		% Net Sales		% Net Sales	$ Change	% Change		% Net Sales		% Net Sales	$ Change	% Change
Hooker Branded	$10,535	26.9%	$10,296	18.2%	$240	2.3%	$30,542	25.7%	$28,935	18.8%	$1,608	5.6%
Home Meridian	7,550	17.3%	8,302	16.4%	(752)	-9.1%	22,267	19.4%	25,346	14.8%	(3,079)	-12.1%
Domestic Upholstery	5,203	16.0%	5,550	12.8%	(348)	-6.3%	15,392	15.6%	16,479	13.4%	(1,088)	-6.6%
All Other	728	49.9%	564	61.0%	164	29.1%	2,006	45.2%	1,495	50.4%	511	34.2%
Consolidated	$24,016	20.6%	$24,712	16.3%	$(696)	-2.8%	$70,207	20.9%	$72,255	16.0%	$(2,048)	-2.8%

Consolidated selling and administrative (“S&A”) expenses decreased in absolute terms but increased as a percentage of net sales in the fiscal 2024 third quarter and nine-month period.

■

The Hooker Branded segment’s S&A expenses increased in absolute terms during the fiscal 2024 third quarter and nine-month period. This increase was primarily attributed to higher selling expenses, including those associated with larger showroom footprints, higher professional services expenses and higher international travel expenses. These increases were partially offset by lower commissions due to decreased net sales. S&A expenses as a percentage of net sales increased for both the fiscal 2024 third quarter and nine-month period also due to lower net sales.

■

The Home Meridian segment’s S&A expenses decreased in absolute terms for the fiscal 2024 third quarter and nine-month period due primarily to decreased salary expenses as the result of personnel changes, and to a lesser extent, lower selling costs and decreased insurance costs due to significantly reduced inventory levels. S&A expenses increased as a percentage of net sales for these periods due to lower net sales.

■

The Domestic Upholstery segment’s S&A expenses decreased in absolute terms in fiscal 2024 third quarter and nine-month period due to lower selling costs, the absence of accelerated ERP depreciation expenses, and lower bonus accrual due to current low profitability. These decreases were partially offset by higher advertising supplies and sample expenses for the new M Brand, as well as higher professional services expenses.

	Intangible Asset Amortization
	Thirteen Weeks Ended						Thirty-Nine Weeks Ended
	October 29,		October 30,				October 29,		October 30,
	2023		2022				2023		2022
		% Net Sales		% Net Sales	$ Change	% Change		% Net Sales		% Net Sales	$ Change	% Change
Intangible asset amortization	$924	0.8%	$878	0.6%	$46	5.2%	$2,732	0.8%	$2,634	0.6%	$98	3.7%

Intangible asset amortization expense increased slightly in fiscal 2024 third quarter and nine-month period due to the reassessment and amortization of Sam Moore trade name. See Note 8 to our Condensed Consolidated Financial Statements for additional information.

	Operating Profit/(Loss) and Margin
	Thirteen Weeks Ended						Thirty-Nine Weeks Ended
	October 29,		October 30,				October 29,		October 30,
	2023		2022				2023		2022
		% Net Sales		% Net Sales	$ Change	% Change		% Net Sales		% Net Sales	$ Change	% Change
Hooker Branded	$7,287	18.6%	$5,860	10.3%	$1,427	24.4%	$13,298	11.2%	$16,423	10.7%	$(3,125)	-19.0%
Home Meridian	923	2.1%	(3,205)	-6.3%	4,128	128.8%	(4,532)	-4.0%	(7,290)	-4.2%	2,758	37.8%
Domestic Upholstery	688	2.1%	3,823	8.8%	(3,135)	-82.0%	2,739	2.8%	8,288	6.7%	(5,549)	-67.0%
All Other	(128)	-8.8%	(60)	-6.5%	(68)	-113.3%	513	11.6%	212	7.2%	301	142.0%
Consolidated	$8,770	7.5%	$6,418	4.2%	$2,352	36.6%	$12,018	3.6%	$17,633	3.9%	$(5,615)	-31.8%

Operating profit and margin increased as compared to the third quarter of the previous year but decreased as compared to the nine-month period of the prior year, due to the factors discussed above.

	Interest Expense, net
	Thirteen Weeks Ended						Thirty-Nine Weeks Ended
	October 29,		October 30,				October 29,		October 30,
	2023		2022				2023		2022
		% Net Sales		% Net Sales	$ Change	% Change		% Net Sales		% Net Sales	$ Change	% Change
Consolidated interest expense, net	$364	0.3%	$434	0.3%	$(70)	-16.1%	$1,197	0.4%	$546	0.1%	$651	119.2%

Consolidated interest expense was lower in fiscal 2024 third quarter due to the absence of interest expense on the Existing Revolver we drew upon in the third quarter of prior year. Interest expense increased in the fiscal 2024 nine-month period due to interest on the term loans, which we entered in July 2022, as well as increased interest rates.

	Income taxes
	Thirteen Weeks Ended						Thirty-Nine Weeks Ended
	October 29,		October 30,				October 29,		October 30,
	2023		2022				2023		2022
		% Net Sales		% Net Sales	$ Change	% Change		% Net Sales		% Net Sales	$ Change	% Change
Consolidated income tax expense	$2,027	1.7%	$1,334	0.9%	$693	51.9%	$2,620	0.8%	$3,946	0.9%	$(1,326)	-33.6%

Effective Tax Rate	22.4%		21.6%				22.0%		22.5%

We recorded income tax expense of $2.0 million for the fiscal 2024 third quarter compared to $1.3 million for the comparable prior year quarter. The effective tax rates for the fiscal 2024 and 2023 third quarters were 22.4% and 21.6%, respectively. For the fiscal 2024 nine-month period, we recorded income tax expense of $2.6 million, compared to $3.9 million for the comparable prior year period. The effective tax rates for the fiscal 2024 and 2023 nine-month periods were 22.0% and 22.5%, respectively.

	Net Income
	Thirteen Weeks Ended						Thirty-Nine Weeks Ended
	October 29,		October 30,				October 29,		October 30,
	2023		2022				2023		2022
		% Net Sales		% Net Sales	$ Change	% Change		% Net Sales		% Net Sales	$ Change	% Change
Consolidated net income	$7,038	6.0%	$4,841	3.2%	$2,197	45.4%	$9,272	2.8%	$13,566	3.0%	$(4,294)	-31.7%

Diluted earnings per share	$0.65		$0.42				$0.85		$1.14

Outlook

While economic indicators remain mixed and furniture industry retail traffic is down about 15% from January through October 2023, our consolidated orders were up $12.7 million, or 15.7% for the third quarter and for the first nine months, consolidated orders increased by $75.8 million or 33.5%. Recent order trends and an improved long-term economic outlook bode well for Hooker and the industry. Reduced housing activity and high mortgage interest rates are still challenging, but several positives have emerged since last quarter. Core inflation is at the lowest level since 2021, the US economy grew nearly 5% last quarter, unemployment remains at record lows and a recession appears less likely.

As we look to the next quarter, we see flat sales for our higher-priced Hooker Legacy brands as compared to the prior year fourth quarter. We expect that the current downturn in the furniture retail business will temporarily suppress sales growth at HMI through the fourth quarter. However, significant new retail product placements achieved by HMI recently should begin to buoy sales by the first quarter of next fiscal year as the placements generate orders and backlogs.

We believe a lot of our growth initiatives will begin to gain traction in the first half of calendar 2024. We believe that our focus on reducing costs, keeping our balance sheet strong and judiciously deploying capital, along with our investments to promote higher visibility and future growth will continue to put us in the strongest possible position to leverage a return of furniture demand to more typical levels.

Financial Condition, Liquidity and Capital Resources

Cash Flows – Operating, Investing and Financing Activities

	Thirty-Nine Weeks Ended
	October 29,	October 30,
	2023	2022
Net cash provided by/(used in) operating activities	$48,770	$(41,149)
Net cash used in investing activities	(8,025)	(29,845)
Net Cash (used in)/ provided by financing activities	(19,952)	8,136
Net increase / (decrease) in cash and cash equivalents	$20,793	$(62,858)

During the nine months ended October 29, 2023, we used a portion of the $48.8 million cash generated from operations and $444,000 life insurance proceeds to fund $11.7 million share repurchases, $7.2 million in cash dividends to our shareholders, $5.7 million capital expenditures including investments in our new showrooms, $3.8 million for development of our cloud-based ERP system, $2.4 million on the BOBO acquisition, and $378,000 in life insurance premiums on Company-owned life insurance policies.

In comparison, during the nine months ended October 30, 2022, we used a portion of the $25 million term-loan proceeds and existing cash and cash equivalents on hand to build up inventory levels by $58.9 million, fund the $26 million Sunset Acquisition, pay $9.4 million in purchases and retirement of common stock, $7.1 million in cash dividends, $4.4 million for the development of our new cloud-based ERP system, $3.5 million capital expenditures to enhance our business systems and facilities, and $464,000 in life insurance premiums on Company-owned life insurance policies.

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

■

2022 Secured Term Loan. The Amendment provided us with an $18 million Secured Term Loan (the “Secured Term Loan”), which was disbursed to us on July 26, 2022. We are required to pay monthly interest only payments at a rate per annum equal to the then current BSBY rate (adjusted periodically) plus 0.90% on the outstanding balance until the principal is paid in full. The interest rate will be adjusted on a monthly basis. On July 26, 2027, the entire outstanding indebtedness is due in full, including all principal and interest. The Secured Term Loan is secured by certain company-owned life insurance policies under a Security Agreement (Assignment of Life Insurance Policy as Collateral) dated July 26, 2022, by and between the Company and BofA; and

■

2022 Unsecured Term Loan. The Amendment provided us with a $7 million Unsecured Term Loan (the “Unsecured Term Loan”), which was disbursed to us on July 26, 2022. We are required to pay monthly principal payments of $116,667 and monthly interest payments at a rate per annum equal to the then current BSBY (adjusted periodically) plus 1.40% on the outstanding balance until paid in full. The interest rate will be adjusted monthly. On July 26, 2027, the entire outstanding indebtedness is due in full, including all principal and interest.

We may prepay any outstanding principal amounts borrowed under either the Secured Term Loan or the Unsecured Term Loan at any time, without penalty provided that any payment is accompanied by all accrued interest owed. As of October 29, 2023, $5.2 million was outstanding under the Unsecured Term Loan, and $18 million was outstanding under the Secured Term Loan.

We incurred $37,500 in debt issuance costs in connection with our term loans. As of October 29, 2023, unamortized loan costs of $28,125 were netted against the carrying value of our term loans on our condensed consolidated balance sheets.

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

We were in compliance with each of these financial covenants at October 29, 2023 and expect to remain in compliance with existing covenants for the foreseeable future.

As of October 29, 2023, we had $27.2 million available under our $35 million Existing Revolver to fund working capital needs. Standby letters of credit in the aggregate amount of $7.8 million, used to collateralize certain insurance arrangements and for imported product purchases, were outstanding under the Existing Revolver as of October 29, 2023. There were no additional borrowings outstanding under the Existing Revolver as of October 29, 2023.

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

During the fiscal 2024 nine-month period, we used approximately $11.7 million of the authorization to purchase 620,634 of our common shares (at an average price of $18.79 per share). The share repurchase program was completed during the fiscal 2024 third quarter.

Capital Expenditures

We expect to spend approximately $1 million in capital expenditures over the remainder of fiscal 2024 to maintain and enhance our operating systems and facilities.

Enterprise Resource Planning Project

During calendar 2021, our Board of Directors approved an upgrade to our current ERP system and implementation efforts began shortly thereafter. The ERP system went live at Sunset West in December 2022 and in the legacy Hooker divisions in early September 2023. We expect it to go live in the Home Meridian segment in fiscal 2025. To complete the ERP system implementation as anticipated, we will be required to expend significant financial and human resources. We anticipate spending approximately $1 million over the remainder of fiscal 2024, with a significant amount of time invested by our associates.

Dividends

On December 5, 2023, our board of directors declared a quarterly cash dividend of $0.23 per share which will be paid on December 29, 2023 to shareholders of record at December 15, 2023. This represents a $0.01 per share and 4.5% increase over the previous quarterly dividend and the eighth consecutive annual dividend increase.

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

Interest Rate Risk

Borrowings under our revolving credit facility, the Secured Term Loan and the Unsecured Term loan bear interest based on BSBY plus 1.00%, BSBY plus 0.90% and BSBY plus 1.40%, respectively. As such, these debt instruments expose us to market risk for changes in interest rates. There was no outstanding balance under our revolving credit facility as of October 29, 2023 other than standby letters of credit in the amount of $7.8 million. As of October 29, 2023, $23.2 million was outstanding under our term loans. A 1% increase in the BSBY rate would result in an annual increase in interest expenses on our terms loans of approximately $226,000.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended October 29, 2023. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective as of October 29, 2023 to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to the Company’s management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure and are effective to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

There have been no changes in our internal control over financial reporting during the fiscal quarter ended October 29, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds (1).

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Program	Maximum Dollar Value of Shares That May Yet Be Purchased Under The Program
				$3,005,963
July 31, 2023 - September 3, 2023	78,471	21.00	78,471	1,356,172
September 4, 2023 - October 1, 2023	62,705	19.73	62,705	117,838
October 2, 2023 - October 29, 2023	5,995	19.64	5,995	0

Total	147,171	$20.41	147,171

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

During the fiscal 2024 nine-month period, we used approximately $11.7 million of the authorization to purchase 620,634 of our common shares (at an average price of $18.79 per share). The share repurchase program was completed during the fiscal 2024 third quarter.

Item 5.         Other Information

During the three months ended October 29, 2023, no director or officer of the Company adopted, terminated or modified a ‘Rule 10b5-1 trading arrangement’ or ‘non-Rule 10b5-1 trading arrangement,’ as each term is defined in Item 408(a) of Regulation S-K.

Item 6.         Exhibits

3.1

Articles of Incorporation of the Company, as amended as of September 16, 2021 (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q (SEC File No. 000-25349) for the quarter ended October 31, 2021)

3.2*	Amended and Restated Bylaws of the Company, as amended September 5, 2023 (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q (SEC File No. 000-25349) for the quarter ended July 30, 2023)

4.1	Articles of Incorporation of the Company, as amended (See Exhibit 3.1)

4.2	Amended and Restated Bylaws of the Company, as amended (See Exhibit 3.2)

31.1*	Rule 13a-14(a) Certification of the Company’s principal executive officer

31.2*	Rule 13a-14(a) Certification of the Company’s principal financial officer

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

HOOKER FURNISHINGS CORPORATION

Date: December 8, 2023	By:	/s/ Paul A. Huckfeldt
Paul A. Huckfeldt
Chief Financial Officer and Senior Vice President – Finance and Accounting