Form 10-K
period 2024-01-28
HOOKER FURNISHINGS Corp
filed 2024-04-12
CIK 1077688

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended January 28, 2024

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $214.8 million.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of April 8, 2024:

Common stock, no par value	10,659,139
(Class of common stock)	(Number of shares)

Documents incorporated by reference: Portions of the registrant’s definitive Proxy Statement for its Annual Meeting of Shareholders scheduled to be held June 4, 2024 are incorporated by reference into Part III.

Hooker Furnishings Corporation

All references to 2024, 2023, 2022, 2021 and 2020 or other years are referring to our fiscal years, unless otherwise stated. Our fiscal years end on the Sunday closest to January 31, with fiscal 2024 ending on January 28, 2024. Our quarterly periods are based on thirteen-week “reporting periods” (which end on a Sunday) rather than quarterly periods consisting of three calendar months. As a result, each quarterly period generally is thirteen weeks, or 91 days. In some years (generally once every six years) the fourth quarter will be fourteen weeks long and the fiscal year will consist of fifty-three weeks.

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

All references to the “Company,” “we,” “us” and “our” in this document refer to Hooker Furnishings Corporation and its consolidated subsidiaries, unless specifically referring to segment information. All references to the “Hooker,” “Hooker Division(s),” “Hooker Legacy Brands” or “traditional Hooker” divisions or companies refer to all current business units and brands except for those in the Home Meridian segment. The Hooker Branded segment includes Hooker Casegoods and Hooker Upholstery. The Domestic Upholstery segment includes Bradington-Young, HF Custom (formerly Sam Moore), Shenandoah Furniture and Sunset West. All Other includes H Contract, Lifestyle Brands, and BOBO Intriguing Objects, a business acquired during fiscal 2024.

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

■

adverse political acts or developments in, or affecting, the international markets from which we import products, including acts of war, duties or tariffs imposed on those products by foreign governments or the U.S. government;

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

■	risks associated with Home Meridian segment restructuring and cost-savings efforts, including our ability to timely reduce expenses and continue to return the segment to profitability;

■

the risks related to the Sunset Acquisition including maintaining Sunset West’s existing customer relationships, debt service costs, interest rate volatility, the use of operating cash flows to service debt to the detriment of other corporate initiatives or strategic opportunities, the possible loss of key employees from Sunset West, the disruption of ongoing business or inconsistencies in standards, controls, procedures and policies across the business which could adversely affect our internal control or information systems and the costs of bringing them into compliance and failure to realize benefits anticipated from the Sunset Acquisition;

■

the risks related to the BOBO Intriguing Objects acquisition, including the possible loss of a key BOBO employee, inconsistencies in standards, controls, procedures and policies across the business which could adversely affect our internal control or information systems and failure to realize benefits anticipated from the BOBO acquisition;

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

■	capital requirements and costs;

■	risks associated with distribution through third-party retailers, such as non-binding dealership arrangements;

■	the cost and difficulty of marketing and selling our products in foreign markets, including new foreign markets which require material startup costs without the guarantee of future sales;

■	changes in domestic and international monetary policies and fluctuations in foreign currency exchange rates affecting the price of our imported products and raw materials; and

■	price competition in the furniture industry.

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

Hooker Furnishings Corporation

Part I

ITEM 1.           BUSINESS

Hooker Furnishings Corporation, incorporated in Virginia in 1924, is a designer, marketer and importer of casegoods (wooden and metal furniture), leather furniture, fabric-upholstered furniture, lighting, accessories, and home decor for the residential, hospitality and contract markets. We also domestically manufacture premium residential custom leather, custom fabric-upholstered furniture and outdoor furniture.

Reportable Segments

Furnishings sales account for all of our net sales. For financial reporting purposes and as described further below, we are organized into three reportable segments, Hooker Branded, Home Meridian and Domestic Upholstery. Our other businesses are aggregated into “All Other”. See Note 18 -Segment Information to our Consolidated Financial Statements for additional financial information regarding our operating segments.

Products

Our product lines cover the design spectrum of residential furnishings: traditional, contemporary and transitional. Further, our product lines are in the “good”, “better” and “best” product categories, which carry medium and upper price points. Hooker Furnishings Corporation consists of the following three operating segments and “All Other”:

■	The Hooker Branded segment which includes two businesses:
□

Hooker Casegoods, which covers a wide range of design categories and includes home entertainment, home office, accent, dining and bedroom furniture in the upper-medium price points sold under the Hooker Furniture brand; and

□	Hooker Upholstery, imported upholstered furniture targeted at the upper-medium price-range.

■	The Home Meridian segment which includes the following brands/marketing units:
□	Pulaski Furniture, casegoods covering the complete design spectrum in a wide range of bedroom, dining room, accent and display cabinets at medium price points;
□	Samuel Lawrence Furniture, value-conscious offerings in bedroom, dining room, home office and youth furnishings;
□	Prime Resources International, value-conscious imported leather motion upholstery; and
□	Samuel Lawrence Hospitality, a designer and supplier of hotel furnishings targeted toward four and five-star hotels.

■	The Domestic Upholstery segment which includes the following operations:
□	Bradington-Young, a seating specialist in upscale motion and stationary leather furniture;
□	HF Custom (formerly Sam Moore Furniture), a specialist in fashion forward custom upholstery offering a selection of chairs, sofas, sectionals, recliners and a variety of accent upholstery pieces;
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

□	BOBO Intriguing Objects, a lighting, accessories and home décor source acquired in fiscal 2024 that offers a variety of one-of-a-kind designs; and
□	Lifestyle Brands, a business started in fiscal 2019 targeted at the interior designer channel.

Sourcing

Imported Products

We have sourced products from foreign manufacturers for over thirty years, predominantly from Asia. Imported casegoods and upholstered furniture together accounted for approximately 70% of our net sales in fiscal 2024, 72% of our net sales in fiscal 2023, and 82% of our net sales in fiscal 2022.

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

Because of the large number and diverse nature of the foreign suppliers from which we source our imported products, we have flexibility in the sourcing of products among any particular supplier or country. However, a disruption in our supply chain from a major supplier or from Vietnam in general, could significantly compromise our ability to fill customer orders for products manufactured at that factory or in that country. Supply disruptions and delays on selected items could occur for six months or longer. If we were to be unsuccessful in obtaining those products from other sources or at a comparable cost, a disruption in our supply chain from a major furniture supplier, or from Vietnam in general, could decrease our sales, earnings and liquidity.

Given the sourcing capacity available in Vietnam and other low-cost producing countries such as Mexico, Malaysia, and India, as well as our supply chain diversification efforts, we believe the risks from these potential supply disruptions are manageable in the long-term. However, our insight into the probability of a wide scale global or regional disruption or pandemic, like the recent COVID-19 pandemic, remains limited. See Item 1A, “Risk Factors” for additional information on our risks related to imported products.

For imported products, we generally negotiate firm pricing with foreign suppliers in U.S. Dollars, typically for a term of at least one year. However, under certain circumstances, we may re-negotiate pricing during the year. Due to the global supply chain crisis and inflation pressure in Asia and the U.S., we were forced to re-negotiate prices multiple times during fiscal 2022 and 2023. We largely did not have to re-negotiate prices during fiscal 2024 as these pressures stabilized. We accept the exposure to exchange rate movements during these negotiated periods. We do not use derivative financial instruments to manage this risk but could choose to do so in the future. Since we transact our imported product purchases in U.S. Dollars, a relative decline in the value of the U.S. Dollar compared to the currencies from which we obtain our imported products could increase the price we pay for imported products beyond the negotiated periods. We generally expect to reflect substantially all of the effects of any price increases from suppliers in the prices we charge for imported products. However, these price changes could adversely impact sales volume and profit margin during the affected periods. Conversely, a relative increase in the value of the U.S. Dollar compared to the currencies from which we obtain our imported products could decrease the cost of imported products and favorably impact net sales and profit margins during the affected period. However, due to other factors, such as inflationary pressure, we may not fully realize savings when exchange rates fall. Therefore, lower exchange rates may only have a tempering effect on future price increases by merely delaying cost increases on imported products. See also Item 7A. “Quantitative and Qualitative Disclosures About Market Risk.”

Raw Materials

Significant materials used in manufacturing our domestic upholstered furniture products include leather, fabric, foam, wooden and metal frames and electronic mechanisms. Most of the leather is imported from Italy and South America, and is purchased as full hides and cut and sewn in our facilities or is purchased as pre-cut and sewn kits processed by our vendors to our pattern specifications. We believe our sources for raw materials are adequate and that we are not dependent on any one supplier. Our five largest domestic upholstery suppliers accounted for 35% of our raw materials purchases for domestic upholstered furniture manufacturing operations in fiscal 2024. Should disruptions with these suppliers occur, other than macro disruptions affecting all such suppliers, we believe we could successfully source these products from other suppliers without significant disruption to our operations. For example, due to the Russian invasion of Ukraine, there was a shortage of Russian Birch which was the third largest source of US hardwood plywood imports in calendar 2021. Prior to the invasion, a large portion of the plywood used at one division of our Domestic Upholstery segment was Russian Birch. We were able to find an alternative plywood source at a higher price during fiscal 2023 and this issue was mitigated as of early calendar 2023.

Customers

Our home furnishings products are sold through a variety of retailers including independent furniture stores, department stores, mass merchants, national chains, catalog merchants, interior designers, and e-commerce retailers. No single customer accounted for more than 6% of our consolidated sales in fiscal 2024. Our top five customers accounted for approximately 22% of our fiscal 2024 consolidated sales. The loss of any one or more of these customers would have a material adverse impact on our business. Less than 2% of our sales in fiscal 2024 were to international customers. We define sales to international customers as sales to customers outside of the United States and Canada since our independent domestic sales force services both countries.

Competition

The furniture industry is highly competitive and includes a large number of foreign and domestic manufacturers and importers, none of which dominates the market in our price points. While the markets in which we compete include a large number of relatively small and medium-sized manufacturers, certain competitors have substantially greater sales volumes and financial resources than we do. U.S. imports of furniture produced overseas, such as from Vietnam, have stabilized in recent years. The primary competitive factors for home furnishings in our price points include price, style, availability, service, quality and durability. Competitive factors in the hospitality and contract furniture markets include product value and utility, lead times, on-time delivery and the ability to respond to requests for special and non-standard products. We believe our design capabilities, ability to import and/or manufacture upholstered furniture, product value, longstanding customer and supplier relationships, significant sales, distribution and inventory capabilities, ease of ordering, financial strength, experienced management and customer support are significant competitive advantages.

Warehousing and Distribution

We distribute furniture to retailers directly from factories and warehouses in Asia via our container direct programs and from our facilities in Virginia, North Carolina, Georgia and California, and in limited cases, from customer operated warehouses in strategic locations. Due to our exit from the Accentrics Home (“ACH”) business unit which demanded significant amounts of inventory to meet the quick shipping requirements of its e-commerce model, we reduced the physical footprint of the Georgia warehouse by 400,000 square feet over the course of fiscal 2024.

Working Capital Practices

Inventory

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

The majority of products in the Hooker Branded segment are shipped from our U.S. warehouses. In calendar 2021, the COVID-19 related lockdowns at our suppliers in Vietnam and Malaysia, along with the supply chain disruptions, resulted in low inventory levels within the Hooker Branded segment in early fiscal 2023. Inventory availability began to improve in mid-to-late fiscal 2023, finally stabilizing in fiscal 2024.

Home Meridian’s warehoused inventory increased significantly during fiscal 2023 due primarily to increased inventory in the ACH division, which is focused on the e-commerce channel. A slowing in the ecommerce business, coupled with an aggressive backlog reduction by our Asian suppliers after the end of COVID-19-related lockdowns in the late-summer of 2021, resulted in a substantial ACH inventory increase in fiscal 2023. Due to low profitability, low rates of sales and a general slowing of furniture sales in the e-commerce space, we decided to exit this division and recorded $24 million write-downs of ACH inventories and other excess inventories during the fourth quarter of fiscal 2023. During fiscal 2024, we liquidated substantially all of these inventories.

Accounts receivable

Substantially all of our trade accounts receivable are due from retailers and dealers that sell residential home furnishings or commercial purchasers of our hospitality and senior living products, which consist of a large number of entities with a broad geographic dispersion. We perform credit evaluations of our customers and generally do not require collateral. For qualified customers, we offer payment terms, generally requiring payment 30 days from shipment. However, we may offer extended payment terms in certain circumstances, including to promote sales of our product. We purchase accounts receivable insurance on certain customers if their risk profile warrants it and the insurance is available. Due to the highly customized nature of our hospitality products, we typically require a 50% deposit upon order, a 40% deposit before goods reach a U.S. port and the remaining 10% balance due within 30 days of the receipt of goods by the customer. For our outdoor furnishings, smaller orders require full prepayment and most larger orders require a 50% deposit upon order and the balance when production is started. Additionally, some customers request and qualify for payment terms.

Accounts payable

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

Order Backlog

At January 28, 2024, our backlog of unshipped orders was as follows:

	Order Backlog
	(Dollars in 000s)
	January 28, 2024		January 29, 2023
Reporting Segment	Dollars	Weeks	Dollars	Weeks

Hooker Branded	$15,416	5.1	$20,567	5.2
Home Meridian	36,013	13.0	43,052	10.3
Domestic Upholstery	18,920	7.8	29,696	9.9
All Other	1,475	12.2	2,071	26.2

Consolidated	$71,824	8.6	$95,386	8.5

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

There have been exceptions to the general predictive nature of our orders and backlogs noted in this paragraph, such as during times of extremely high demand and supply chain challenges as experienced during the immediate aftermath of the initial COVID-19 crisis and subsequent recovery. Orders were not being converted to shipments as quickly as would be expected compared to the pre-pandemic environment due to the lack and cost of shipping containers and vessel space as well as limited overseas vendor capacity. As a result, backlogs were significantly elevated and reached historical levels at the end of fiscal 2021 and 2022. At the end of fiscal 2024, order backlog decreased by $23.6 million or 25%, as compared to the prior year end. The decrease was largely attributable to normalized levels of shipping, soft incoming orders driven by a decrease in overall demand, and absence of ACH orders and backlog in the Home Meridian segment.

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

We are actively working to refine and align our environmental stewardship based on current best practices, shareholder expectations and regulatory developments through our ESG-focused employee committee called CARE (Community Action & Responsibility for our Environment). It regularly updates management and updates the Board at least quarterly on these initiatives. We note the following recent and ongoing activities and new developments:

■

We have put in place several initiatives focused on promoting sustainability and preserving natural resources. We have completed a corporate-wide inventory of 2022 to 2023 Greenhouse Gas Emissions (GHG). Third-party verification of GHG data is in process and on target to be completed in calendar 2024. We are in the process of establishing a functional baseline to be able to measure whether future improvement initiatives reduce our carbon footprint. Going forward, each material facility will have its carbon footprint measured annually.

■

Since 2021, we have started projects to reduce our carbon footprint by investment in renewable energy and in projects to reduce energy consumption. We have purchased renewable energy from solar farms for several domestic manufacturing facilities since 2022. Sunset West is operating on 100% renewable resources; HF Custom (formerly Sam Moore) is operating on 50% renewable energy with a plan expected to achieve 100% in calendar 2024; and the Savannah distribution center is operating on 30% renewable energy. All remaining facilities are expected to participate in renewable energy programs by the end of calendar 2024. The multi-year project of switching to LED lighting in the manufacturing facilities and distribution centers resulted in an electrical usage reduction of 20% to 30% in the year 2021 and 2022. We are recognized as Appalachian Power 2023 Top Performer for energy efficiency in the Martinsville area. The project is expected to be completed by 2025.

■

We continue to partner with the Arbor Day Foundation, the Sustainable Furnishings Council, and the Eco Ambassador Council for their commitment to environmental responsibility and sustainability, including financial assistance, educating employees on the necessity of preserving and replenishing resources, and supporting various projects within the Dan River Basin area.

Human Capital Resources

As of January 28, 2024, we had 1,203 full-time employees, of which 312 were employed in our Hooker Branded segment, 202 were employed in our Home Meridian segment, 671 were employed in our Domestic Upholstery segment and 18 were employed in All Other. By geographical area, 1,030 employees were located in the United States and 173 were located in Asia. None of our employees are represented by a labor union. We consider our relations with our employees to be good.

We are committed to creating a diverse, equitable and inclusive space for all our employees, customers and retail partners. The core values of our Company include integrity, caring and inclusivity that affirms every individual. Our leadership team is committed to fostering an environment where everyone is welcomed, respected, listened to and valued for their unique contributions to the organization, and to providing a work environment that is free from all forms of harassment, discrimination and inequality. We recruit, employ, train, promote and compensate our employees without regard to race, ethnicity, age, gender, gender identity, religion, national origin, citizenship, marital status, veteran’s status or disability. All facilities have established human resource departments with formal hiring processes and controls in place to ensure ethical and fair hiring practices. Some of the action steps we have taken recently or are working on currently include:

■	We carefully evaluate the overall compensation and benefits packages regularly to ensure the economic security, health, and safety of our employees, including;

o	compensating employees competitively relative to the industry and local labor markets, and in accordance with all applicable federal, state, and local wage, work hour, overtime, and benefits laws; and

o

providing affordable and comprehensive health benefits to employees focused on financial, emotional, and physical health and well-being, including a standardized process of reporting worker’s compensation claims which we believe promotes health and safety of our employees.

■

We maintain standardized safety procedures at all locations and established safety committees that consist of management and employee representatives, with tasks of identifying and reporting hazards and unsafe work practices, removing obstacles to accident prevention, and minimizing the risks of accidents, injury and impacts on health. We are committed to implementing and improving safety measures to achieve a safe, healthy, secure, and productive workplace;

■

We are committed to employees’ professional success and growth by providing an average of 28 hours of training per employee per year including on-the-job coaching, formal training sessions, and online learning resources. The Company also provides continuing education opportunities, comprehensive leadership development programs, and a renewable tuition reimbursement program to children and spouses of all employees, excluding family members of current and former executive officers and board directors;

■	We are committed to creating a diverse, equitable, and inclusive space for all employees:

o

we have partnered with Centro Latino, Bedford Adult Education Center, Veteran Centric Organizations, and Historically Black Colleges and Universities (HBCU) Partnerships to improve recruitment and retention of a diverse workforce. In 2023, the Company’s demographic composition of U.S.-based employees included 65% White, 16% Black or African American, 15% Hispanic or Latino, and other racial groups;

o

in 2023, more than 40% of executive and senior level employees were female, demonstrating the Company's commitment to gender diversity. Earlier in 2023, the Company was selected by Furniture Today, a leading information source of the furniture industry, as one of the advocates for women’s empowerment in the home furnishings industry and presented with the Furniture Today “Empowering Women Award.”

■

We maintain a Code of Business Conduct and Ethics. All employees are required to sign off on the Code at hiring and reaffirm their understanding and compliance with the Code, as well as anti-corruption and anti-bribery training on an annual basis. In addition, the Company has launched the effort to have domestic suppliers to sign a Vendor Code of Conduct. The Company has also started periodic audits of its international vendors to ensure compliance and produce a scorecard that can be used in future purchasing decisions based upon their performance.

Patents and Trademarks

The Hooker Furnishings, Hooker Furniture, Bradington-Young, Sam Moore, Pulaski Furniture, Samuel Lawrence Furniture, Samuel Lawrence Hospitality, Room Gear, Home Meridian International, Prime Resources International, Accentrics Home, Shenandoah, H Contract, Homeware, and Sunset West trade names represent many years of continued business. We believe these trade names, in addition to the recently obtained “M” brand, HF Custom and BOBO, are well-recognized and associated with quality and service in the furnishings industry. We also own a number of patents and trademarks, both domestically and internationally, none of which is considered to be material.

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

Additional Information

You may visit us online at hookerfurnishings.com, hookerfurniture.com, bradington-young.com, hfcustomfurniture.com, shenandoahfurniture.com, mfurnishings.com, sunsetwestusa.com, homemeridian.com, pulaskifurniture.com, slf-co.com, slh-co.com, hcontractfurniture.com, and bobointriguingobjects.com. We make available, free of charge through our Hooker Furnishings website hookerfurnishings.com, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, amendments to those reports, and other documents as soon as practical after they are filed with or furnished to the Securities and Exchange Commission (“SEC”). A free copy of our annual report on Form 10-K may also be obtained by contacting Earl Armstrong, Senior Vice-President Finance and Corporate Secretary at CorpSec@hookerfurnishings.com or by calling 276-632-2133.

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

The furniture industry is particularly sensitive to cyclical variations in the general economy and the current macro-economic uncertainties, including the economic downturn caused by pandemics such as COVID-19, persistent inflation and higher interest rates, and slow housing market. Home furnishings are generally considered a postponable purchase by most consumers. Economic downturns could affect consumer spending habits by decreasing the overall demand for home furnishings. Changes in interest rates, consumer confidence, new housing starts, existing home sales, the availability of consumer credit and broader national or geopolitical factors have particularly significant effects on our business. We have seen negative effects on all of these measures due to the COVID-19 pandemic. A recovery in our sales could lag significantly behind a general recovery in the economy after an economic downturn, due to, among other things, the nature and relatively significant cost of home furnishings purchases resulting in a temporary shift in consumer discretionary spending away from home furnishings, or scarcity of transportation and Asian manufacturing capacity during times of increased demand. These events could also impact retailers, who are our primary customers, possibly adversely affecting our sales, earnings, financial condition and liquidity.

The implementation of our Enterprise Resource Planning (“ERP”) system could disrupt our business.

We are in the process of implementing a common ERP system across all divisions. The ERP system went live at Sunset West in December 2022 and in the legacy Hooker divisions and for consolidated reporting in early September 2023. We expect the ERP system to go live in the Home Meridian segment during fiscal 2026. Although we currently expect the ERP implementation to increase efficiencies by leveraging a common, cloud-based system throughout all divisions and standardizing processes and reporting, our ERP system implementation may not result in improvements that outweigh its costs and may disrupt our operations. Our inability to mitigate existing and future disruptions could adversely affect our sales, earnings, financial condition and liquidity. When the ERP system went live at Sunset West and legacy Hooker divisions, the conversion process significantly impacted shipping activities and negatively impacted sales and profitability in the respective periods, due to longer than expected post-implementation stabilization. The ERP system implementation subjects us to substantial costs and inherent risks associated with migrating from our legacy systems. These costs and risks could include, but are not limited to:

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

We rely on offshore sourcing from Vietnam for most of our sales. Consequently:

■

A disruption in supply from Vietnam or from our most significant suppliers in Asia could adversely affect our ability to timely fill customer orders for these products and decrease our sales, earnings and liquidity.

In fiscal 2024, imported products sourced from Vietnam accounted for 88% of our import purchases and our top five suppliers in Vietnam accounted for 60% of our fiscal 2024 import purchases. Our supply chain could be adversely impacted by the uncertainties of health concerns such as COVID-19 or similar pandemics and governmental restrictions. A disruption in our supply chain, or from Vietnam in general, such as the COVID-19 related lockdown in certain parts of Asia in the Summer of calendar 2021, could significantly impact our ability to fill customer orders for products manufactured in those countries. In some cases, we believe we would have sufficient inventory on hand and in-transit or be able to provide substitutions from our domestic warehouses but may not be enough to entirely mitigate the lost sales. Supply disruptions and delays on selected items could occur for six months or longer before the impact of remedial measures would be reflected in our results. If we are unsuccessful in obtaining those products from other sources or at comparable cost, a disruption in our supply chain from our largest import furniture suppliers, or from Vietnam in general, could adversely affect our sales, earnings, financial condition and liquidity.

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

Transportation costs on our imported products are affected by a myriad of factors including the global economy, petroleum prices and ocean freight carrier capacity. In the recent past, especially after the COVID-19 pandemic, transportation costs, including ocean freight costs and domestic trucking costs, on imported products represented a significant portion of the cost of those products. We saw a significant spike in these costs during that time and our profitability was materially impacted. To mitigate the increased costs, we implemented price increases and surcharges; however, there can be no assurance that we will be successful in increasing prices or receiving freight surcharges in the future or that we can do it quickly enough to offset increased costs. Increased transportation costs, both domestically and internationally, in the future would likely adversely affect earnings, financial condition and liquidity.

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

■	Potential future increases in tariffs or new tariffs imposed on other countries from which we source, including Vietnam, could adversely affect our business.

New tariffs could be imposed on manufactured goods from other countries from which we source, including Vietnam. Inability to reduce product costs, pass through price increases or find other suitable manufacturing sources may have a material adverse impact on sales volume, earnings and liquidity. In addition, the tariffs, and our responses to the tariffs, may cause our products to become less competitive due to price increases or less profitable due to lower margins. Our inability to effectively manage the negative impacts of changing U.S. and foreign trade policies could adversely affect our business and financial results.

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

For imported products, we generally negotiate firm pricing with our foreign suppliers in U.S. Dollars, typically for periods of at least one year. We accept the exposure to exchange rate movements during these negotiated periods. We do not use derivative financial instruments to manage this risk but could choose to do so in the future. Since we transact our imported product purchases in U.S. Dollars, a relative decline in the value of the U.S. Dollar could increase the price we must pay for imported products beyond the negotiated periods. These price changes could decrease our sales, earnings, financial condition and liquidity during the affected periods.

■	Supplier transitions, including cost or quality issues, could result in longer lead times and shipping delays.

In the past, inflation concerns, and to a lesser extent quality and supplier viability concerns, affecting some of our imported product suppliers located in China prompted us to source more of our products from lower cost suppliers located in other countries, such as Vietnam. Additionally, we transitioned a significant portion of our imported product purchases from China to Vietnam due to the imposition of tariffs on most furniture and component parts imported from China. As conditions dictate, we could be forced to make similar transitions in the future. When undertaken, transitions of this type involve significant planning and coordination by and between us and our new suppliers in these countries. Despite our best efforts and those of our new sourcing partners, these transition efforts are likely to result in longer lead times and shipping delays over the short term. Risks associated with product defects, including higher than expected costs associated with product quality and safety, and regulatory compliance costs related to the sale of consumer products and costs related to defective or non-compliant products, including product liability claims and costs to recall defective products. One or a combination of these issues could adversely affect our sales, earnings, financial condition and liquidity.

A disruption affecting our domestic facilities could disrupt our business.

The facilities in which we store our inventory in Virginia, North Carolina, Georgia and California are critical to our success. Our corporate and divisional headquarters, which house our administration, sourcing, sales, finance, merchandising, customer service and logistics functions for our imported and domestic products are located in Virginia, North Carolina and California. Additionally, our primary showrooms are located in North Carolina.

Our domestic upholstery manufacturing facilities are located in Virginia, North Carolina and California. Furniture manufacturing creates large amounts of highly flammable wood dust and may utilize other highly flammable materials such as varnishes and solvents in its manufacturing processes and is therefore subject to the risk of losses arising from explosions and fires. Additionally, our domestic operations could be negatively affected by public health events, such as the COVID-19 pandemic. Any disruption affecting our domestic facilities, for even a relatively short period of time, could adversely affect our ability to ship our furniture products and disrupt our business, which could adversely affect our sales, earnings, financial condition and liquidity.

Fluctuations in the price, availability or quality of raw materials for our domestically manufactured upholstered furniture could cause manufacturing delays, adversely affect our ability to provide goods to our customers or increase our costs.

We use various types of wood, leather, fabric, foam and other filling material, high carbon spring steel, bar and wire stock and other raw materials in manufacturing upholstered furniture. We depend on outside suppliers for raw materials and must obtain sufficient quantities of quality raw materials from these suppliers at acceptable prices and in a timely manner. We do not have long-term supply contracts with our suppliers. Unfavorable fluctuations in the price, quality or availability of required raw materials could negatively affect our ability to meet the demands of our customers. We may not always be able to pass price increases on raw materials through to our customers due to competition and other market pressures. In addition, the price increases are frequently implemented on future orders instead of existing order backlogs. Considering our lead times during periods of high demand, the benefits of new pricing could be offset by continued price increases from our suppliers that could impact us before we realize the benefit from our price increases. The inability to meet customers’ demands or recover higher costs could adversely affect our sales, earnings, financial condition and liquidity.

If demand for our domestically manufactured upholstered furniture declines, we may respond by realigning manufacturing or need to implement cost-saving measures.

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

Competitive and market forces could prohibit or delay future successful price increases for our products in order to offset increased costs of labor, finished goods, raw materials, freight and other product-related costs on a timely basis, which could adversely affect our sales, earnings, financial condition and liquidity.

We may experience impairment of our long-lived assets, which would decrease our earnings and net worth.

At January 28, 2024, we had $72.8 million in net long-lived assets, consisting primarily of property, plant and equipment, trademarks, trade names and goodwill. Our goodwill, some trademarks and tradenames have indefinite useful lives and, consequently, are not subject to amortization for financial reporting purposes, but are tested for impairment annually or more frequently if events or circumstances indicate that the asset might be impaired. Our definite-lived assets consist of property, plant and equipment and certain intangible assets related to our recent acquisitions and are tested for impairment whenever events or circumstances indicate that the carrying amount of the asset may not be recoverable. The outcome of impairment testing could result in the write-down of all or a portion of the value of these assets. A write-down of our assets would, in turn, reduce our earnings and net worth. See Notes 8 and 10 to our Consolidated Financial Statements for additional information.

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

A material part of our sales and accounts receivable are concentrated in a few customers. The loss of several large customers through business consolidations or otherwise, the loss of a major customer or significant sales programs with major customers, failures or other reasons, including economic downturn and the adverse economic effects of a future pandemic or similar events, could adversely affect our business.

One customer accounted for approximately 6% of our consolidated sales in fiscal 2024, and our top five customers accounted for about 22% of our fiscal 2024 consolidated sales. Approximately 16% of our consolidated accounts receivable is concentrated in our top five customers. Should any one of these receivables become uncollectible, it would have an immediate and material adverse impact on our financial condition and liquidity. The loss of any one or more of these customers could adversely affect our sales, earnings, financial condition and liquidity. The loss of several of our major customers through business consolidations, the loss of major product placements, failures or otherwise, could adversely affect our sales, earnings, financial condition and liquidity and the resulting loss in sales may be difficult or impossible to replace. Amounts owed to us by a customer whose business fails, or is failing, may become uncollectible (in whole or in part), and we could lose future sales, any of which could adversely affect our sales, earnings, financial condition and liquidity.

We may not be able to collect amounts owed to us.

We grant payment terms to most customers ranging from 30 to 60 days and do not generally require collateral. However, in some instances we provide longer payment terms. We purchase credit insurance on certain customers’ receivables and factor certain other customer accounts. Some of our customers have experienced, and may in the future experience, credit-related issues. Were the economic downturn, COVID-19 or a similar pandemic or another major, unexpected event with negative economic effects occur, we may not be able to collect amounts owed to us or such payment may only occur after significant delay. While we perform credit evaluations of our customers, those evaluations may not prevent uncollectible trade accounts receivable. Credit evaluations involve significant management diligence and judgment, especially in the current environment. We may be unable to obtain sufficient credit insurance on certain customers’ receivable balances. Should more customers than we anticipate experience liquidity issues, if payment is not received on a timely basis, or if a customer declares bankruptcy or closes stores, we may have difficulty collecting amounts owed to us by these customers, which could adversely affect our sales, earnings, financial condition and liquidity.

Labor shortages and rising labor costs could disrupt operations at our domestic warehousing and manufacturing facilities.

At times, especially during the post COVID-19 demand surge, we have experienced difficulties in recruiting skilled labor into our domestic upholstery plants and warehouses and in some skilled or professional positions. Lack of qualified workers and high turnover in a variety of positions caused increased training costs and adversely affected our production schedules and the ability to ship our furniture products. Furthermore, we experienced higher labor costs and persistent inflationary pressure. Should these issues re-occur or increase due to future pandemics or for other reasons, our sales, earnings, financial condition and liquidity could again be adversely affected.

We may engage in acquisitions and investments in companies, form strategic alliances and pursue new business lines. These activities could disrupt our business, divert management attention from our current business, pose integration concerns or difficulties, dilute our earnings per share, decrease the value of our common stock and decrease our earnings and liquidity.

Growth by acquisition is highly dependent upon finding attractive targets and there can be no assurance those targets will be found. We may acquire or invest in businesses such as those that offer complementary products or that we believe offer competitive advantages. However, we may fail to identify significant liabilities or risks that could negatively affect us or result in our paying more for the acquired company or assets than they are worth. We may also have difficulty assimilating and integrating the operations and personnel of an acquired business into our current operations. Acquisitions or strategic alliances may disrupt or distract management from our ongoing business. We may pay for future acquisitions using cash, stock, the assumption of debt or a combination of these. Future acquisitions could result in dilution to existing shareholders and to earnings per share and decrease the value of our common stock. We may pursue new business lines in which we have limited or no prior experience or expertise. These pursuits may require substantial investment of capital, personnel and management attention. New business initiatives may fail outright or fail to produce an adequate return, which could adversely affect our earnings, financial condition and liquidity.

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

ITEM 1B.        UNRESOLVED STAFF COMMENTS

None.

ITEM 1C.        CYBERSECURITY

Risk Management and Strategy

The Company's cybersecurity risk management program is integrated into the overall risk management framework, including risk identification, assessment, and mitigation across all business areas. We have collaborated with external consultants and built a cybersecurity program designed to protect and safeguard the integrity of our information systems, which aligns with industry best practices and regulatory requirements. To continually enhance the effectiveness of the practice, we regularly assess the program’s measures, contractual obligations, and compliance with industry standards. Additionally, we maintain cyber insurance coverage, including protection against social engineering fraud, to further mitigate potential financial losses from cybersecurity incidents.

We have previously experienced actual or attempted cyber-attacks on our information systems or networks; however, none of these incidents had a material impact on our operations or financial condition. For additional information on the impact of cyber risks, refer to Part I, Item 1A. Risk Factors on page 13.

Governance

The board of directors oversees the Company’s practice for assessing, identifying and managing material risks from cybersecurity threats. The Audit Committee, consisting of all of the board’s independent directors with one member holding the CERT Certificate in Cybersecurity Oversight, reviews and discusses with management and the independent auditor on the Company’s significant financial risk exposures for matters related to cybersecurity risk, including the steps management has taken to monitor and manage such exposures.

The Company’s Chief Information Officer leads the overall cybersecurity strategy and risk management program. This includes overseeing risk assessments, developing security policies and procedures, and managing the IT security team. Senior executives, including the Company’s CEO and CFO, integrate cybersecurity risks into the overall business strategy and financial planning. The IT department executes daily security tasks such as vulnerability scanning, threat detection, and incident response. The Chief Information Officer and IT security team provide regular reports to senior management on the Company’s cybersecurity posture, identified vulnerabilities, and ongoing incident management activities. Management provides the Audit Committee with quarterly updates on the Company's cybersecurity practices.

ITEM 2.           PROPERTIES

Set forth below is information with respect to our principal properties on April 12, 2024. We believe all of these properties are well-maintained and in good condition. During fiscal 2024, we estimate our upholstery plants operated at approximately 60% of capacity on a one-shift basis. All our production facilities are equipped with automatic sprinkler systems. All facilities maintain modern fire and spark detection systems, which we believe are adequate. We have leased certain warehouse facilities for our distribution and import operations, typically on a short or medium-term basis. We expect that we will be able to renew or extend these leases or find alternative facilities to meet our warehousing and distribution needs at a reasonable cost. All facilities set forth below are active and operational, representing in the aggregate approximately 3.3 million square feet of owned space, leased space or properties utilized under third-party operating agreements.

Location	Segment Use	Primary Use	Approximate Size in Square Feet	Owned or Leased
Martinsville, VA	All segments	Corporate Headquarters, Distribution, Manufacturing and Warehousing	1,489,766	Owned / Leased
High Point, N.C.	All segments	Office and Showrooms	238,359	Leased
Atlanta, GA	All segments	Showrooms and warehousing	72,813	Leased
Midway, GA	HM, DU	Warehouse	590,240	Leased
Bedford, VA	DU	Manufacturing and Offices	327,000	Owned
Hickory, N.C.	DU	Manufacturing and Offices	166,000	Owned
Mt. Airy, N.C.	DU	Manufacturing and warehousing	104,150	Leased
Valdese, N.C.	DU	Manufacturing and warehousing	102,905	Leased
Cherryville, N.C.	DU	Manufacturing Supply Plant	53,000	Owned
Vista, CA	DU	Manufacturing and Offices	43,813	Leased
Las Vegas, NV	HB, DU, AO	Showrooms	14,428	Leased
Ho Chi Minh City, VN	HB, HM	Office, Warehouse and Distribution	106,157	Leased
Dongguan, China	HB, HM	Office	957	Leased

HB=Hooker Branded, HM=Home Meridian, DU=Domestic Upholstery, AO=All Other

ITEM 3.           LEGAL PROCEEDINGS

None.

ITEM 4.           MINE SAFETY DISCLOSURES

None.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

Hooker Furnishings’ executive officers and their ages as of April 12, 2024 and the calendar year each joined the Company are as follows:

Name	Age	Position	Year Joined Company
Jeremy R. Hoff	50	Chief Executive Officer and Director	2017
Paul A. Huckfeldt	66	Chief Financial Officer and Senior Vice President - Finance and Accounting	2004
Anne J. Smith	62	Chief Administration Officer and President - Domestic Upholstery	2008
Tod R. Phelps	55	Senior Vice President - Operations and Chief Information Officer	2017

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

Hooker Furnishings Corporation

Part II

ITEM 5.           MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our stock is traded on the NASDAQ Global Select Market under the symbol “HOFT”. As of January 28, 2024, we had approximately 7,500 beneficial shareholders. As we have done in the past, we currently expect that future regular quarterly dividends will be declared and paid in the months of March, June, September and December. Although we presently intend to continue to declare regular cash dividends on a quarterly basis for the foreseeable future, the determination as to the payment and the amount of any future dividends will be made by the Board of Directors on a quarterly basis and will depend on our then-current financial condition, capital requirements, results of operations and any other factors then deemed relevant by the Board of Directors.

Performance Graph (1)

The following graph compares cumulative total shareholder return for the Company with a broad performance indicator, the Russell 2000® Index (2), and a published industry index, the Household Furniture Index (3), for the period from February 3, 2019 to January 28, 2024.

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

(3)

Household Furniture Index as prepared by Zacks Investment Research, Inc. consists of companies under Standard Industrial Classification (SIC) Codes 2510 and 2511, which includes home furnishings companies that are publicly traded in the United States or Canada. At January 28, 2024, Zacks Investment Research, Inc. reported that these two SIC Codes consisted of Bassett Furniture Industries, Inc., Compass Diversified Holdings, Dorel Industries, Ethan Allen Interiors, Inc., Flexsteel Industries, Inc., Hooker Furnishings Corporation, Horrison Resources Inc., IDP Holdings (USA) Corp., La-Z-Boy, Inc., Leggett & Platt, Inc., Luvu Brands, Inc., MasterBrand, Inc., Natuzzi Spa, Nova Lifestyle, Inc., Purple Innovation Inc., The Rowe Companies, Sleep Number Corp. and Tempur Sealy International, Inc.

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

	Fiscal Year Ended (1)
	January 28,	January 29,	January 30,	January 31,	February 2,
	2024	2023	2022	2021	2020
	(In thousands, except per share data)
Statement of Operations Data:
Net sales	$433,226	$583,102	$593,612	$540,081	$610,824
Cost of sales	322,705	461,056	488,508	426,810	494,365
Inventory valuation expense	1,829	28,752 (2)	3,402	523	2,501
Gross profit	108,692	93,294	101,702	112,748	113,958
Selling and administrative expenses	92,678	95,815	84,475	80,410	88,867
Goodwill impairment (3)	-	-	-	39,568	-
Trade names impairment (3)	-	13	-	4,750	-
Intangible asset amortization (3)	3,656	3,512	2,384	2,384	2,384
Operating income/(loss)	12,358	(6,046)	14,843	(14,364)	22,707
Other income, net	1,653	416	373	336	458
Interest Expense, net	1,573	519	110	540	1,238
Income/(loss) before income taxes	12,438	(6,149)	15,106	(14,568)	21,927
Income tax expense/(benefit)	2,573	(1,837)	3,388	(4,142)	4,844
Net income/(loss)	9,865	(4,312)	11,718	(10,426)	17,083

Per Share Data:
Basic earnings/(loss) per share	$0.91	$(0.37)	$0.99	$(0.88)	$1.44
Diluted earnings/(loss) per share	0.91	(0.37)	0.97	(0.88)	1.44
Cash dividends per share	0.89	0.82	0.74	0.66	0.61
Net book value per share (4)	21.54	21.33	22.01	21.76	23.25
Weighted average number of shares outstanding (basic)	10,838	11,593	11,852	11,822	11,784

Balance Sheet Data:
Cash and cash equivalents	$43,159	$19,002	$69,366	$65,841	$36,031
Trade accounts receivable	51,280	62,129	73,727	83,290	87,653
Inventories	61,815	96,675	75,023	70,159	92,813
Working capital	123,389	137,265	170,777	169,612	171,838
Total assets	343,586	381,716	374,559	352,273	393,708
Long-term debt (including current maturities) (5)	22,874	24,266	-	-	30,138
Shareholders' equity	225,975	236,021	261,128	257,503	274,121

(1)	Our fiscal years end on the Sunday closest to January 31, with fiscal 2024 ending on January 28, 2024. The fiscal years presented above all had 52 weeks.

(2)

Represents the inventory write downs of ACH and other excess inventories related to the exit of ACH and repositioning of the PRI business in fiscal 2023. See Note 3 to our Consolidated Financial Statements for additional information.

(3)	Represents impairment charges and amortization expense on acquisition-related intangibles. See Note 10 to our Consolidated Financial Statements for additional information on our intangible assets.

(4)

Net book value per share is derived by dividing “shareholders’ equity” by the number of common shares issued and outstanding, excluding unvested restricted shares, all determined as of the end of each fiscal period.

(5)

Long-term debt (including current maturities): Fiscal 2024 and 2023 amounts consist of acquisition related term loans to fund the Sunset Acquisition. Fiscal 2020 amounts consisted of term loans incurred to fund a portion of the Home Meridian and Shenandoah acquisitions, which were paid off in January 2021.

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

■

The company-specific risks found in Item 1A. “Risk Factors” of this report. This section contains critical information regarding significant risks and uncertainties that we face. If any of these risks materialize, our business, financial condition and future prospects could be adversely impacted; and

■

Our commitments and contractual obligations and off-balance sheet arrangements described on page 32 and in Note 19 to our Consolidated Financial Statements on page F-34 of this report. This note describes commitments, contractual obligations and off-balance sheet arrangements, some of which are not reflected in our consolidated financial statements.

In Management’s Discussion and Analysis, we analyze and explain the annual changes in some specific line items in the consolidated financial statements for fiscal 2024 compared to fiscal 2023. We also provide information regarding the performance of each of our operating segments and All Other. The analysis and discussions of fiscal 2023 compared to fiscal 2022 results are in our 2023 Form-10K available through Hooker Furnishings and SEC websites.

Unless otherwise indicated, references to the “Company,” “we,” “our” or “us” refer to Hooker Furnishings Corporation and its consolidated subsidiaries, unless specifically referring to segment information. All references to the “Hooker,” “Hooker Division,” “Hooker Legacy Brands” or “traditional Hooker” divisions or companies refer to the current components of our Hooker Branded segment, the Domestic Upholstery segment including Bradington-Young, HF Custom, Shenandoah Furniture and Sunset West, and All Other which includes H Contract, Lifestyle Brands and BOBO Intriguing Objects.

Furnishings sales account for all of our net sales. For financial reporting purposes, we are organized into three reportable segments- Hooker Branded, Home Meridian and Domestic Upholstery, with our other businesses included in All Other. We regularly monitor our reportable segments for changes in facts and circumstances to determine whether changes in the identification or aggregation of operating segments are necessary. Before the fiscal 2024 third quarter, H Contract’s results included sales of products sourced from the Hooker Branded and Domestic Upholstery segments. Due to a change in the way management internally evaluates operating performance, beginning with fiscal 2024 third quarter, Hooker Branded and Domestic Upholstery segments’ results now include sales of products formerly included in H Contract’s results. Fiscal 2024 and fiscal 2023 results discussed below have been recast to reflect this change. The Home Meridian segment is unchanged. Additionally, based on our analysis and the requirements of ASC 280: Segment Reporting, the operational results of the newly acquired BOBO Intriguing Objects division are included in All Other starting in the second quarter of fiscal 2024 on a prospective basis. See Note 18 to our consolidated financial statements for additional financial information regarding our segments.

Overview

Executive Summary- Fiscal 2024 Results of Operations

Fiscal 2024 consolidated net sales were $433.2 million, a decrease of $149.9 million or 25.7%, compared to the previous fiscal year. This decline was attributed to industry-wide soft demand and the exit of unprofitable product lines in the Home Meridian segment, the latter of which resulted in an approximate $21 million reduction in revenue. All three segments experienced sales declines with Home Meridian’s net sales down by $72.8 million or 33.7%, Hooker Branded’s net sales down by $49.3 million or 24.0%, and Domestic Upholstery’s net sales down by $29.9 million or 19.1%, all compared to each respective segment’s prior fiscal year sales. Despite the sales decrease, consolidated gross profit increased by $15.4 million and gross margin improved by 910 bps, compared to the prior fiscal year, due primarily to the one-time $24.4 million inventory write-down in fiscal 2023 at Home Meridian, as well as increased gross margin at Hooker Branded in fiscal 2024. The Company recorded a consolidated operating income of $12.4 million compared to an operating loss of $6.0 million in the prior fiscal year. Consolidated net income was $9.9 million, or $0.91 per diluted share, compared to a net loss of $4.3 million or ($0.37) per diluted share in the prior fiscal year.

Our fiscal 2024 performance is discussed in greater detail below under “Review” and “Results of Operations”.

Review

Fiscal 2024 marked the third full fiscal year since the initial COVID crisis and was a pivotal year for us. Since 2020, we have navigated through some of the most challenging years of our 100-year history: the economic downturn of the pandemic, a demand surge for home furnishings, supply chain disruptions, inventory unavailability, historical high ocean freight costs, significant, persistent inflation and higher interest rates, a slow housing market, and a temporary shift in consumer discretionary spending away from home furnishings. Against the backdrop of these historical disruptions and anemic industry demand, we were able to leverage the strength of our balance sheet and make necessary strategic investments in our business in fiscal 2024 while improving profitability, strengthening our balance sheet and continuing our over 50-year history of dividend payments, including our eighth consecutive annual dividend increase. On top of that, we completed a $25 million share re-purchase program during fiscal 2024. Among other investments in fiscal 2024 were: (1) a new cloud-based Enterprise Resource Planning system, which went live in our Legacy Hooker divisions in early September 2023, (2) expanding our showroom footprints by investing in the much larger and better-located showroom in High Point and new showrooms in Atlanta and Las Vegas, (3) acquiring BOBO Intriguing Objects, an accessories and home décor resource (4) adding east coast distribution to the Sunset West outdoor product line, including leveraging our existing facilities at both HF Custom and our Savannah distribution facility by adding assembly operations at each to support east coast distribution. In addition to these investments, we made substantial progress at Home Meridian by liquidating the inventory from its exited low-margin e-commerce division and setting it on an expected path of sustainable profitability. We believe these investments and improvements will act as a springboard to much improved profitability once demand improves. We were pleased to report a consolidated profit for fiscal 2024 despite a challenging and difficult environment for home furnishings.

The Hooker Branded segment’s net sales decreased by $49.3 million or 24.0% compared to the prior fiscal year due to soft demand for home furnishings. This decrease was further amplified by the strong sales in the prior year, driven by a surge in demand after the COVID crisis and fulfillment of historically high order backlog carried over from fiscal 2022. Hooker Branded’s fiscal 2024 net sales were at 97% of the pre-pandemic level in fiscal 2020. The sales decline resulted in a decrease of $3.2 million in gross profit; however, gross margin increased by 720 bps due to the combination of reduced ocean freight costs and the lingering effect of price increases implemented in the prior year. We implemented price decreases and promotions on orders effective from August 2023 onward to align with lower ocean freight costs and the current discounting levels within the home furnishings market. Warehousing and distribution costs decreased due to lower demurrage expenses and lower labor costs attributed to decreased inventory volume resulting from adjusted inventory planning, as inventory levels decreased by $20.7 million compared to the previous year-end. The easing of port and warehouse congestion was the primary reason for lower demurrage expenses. Sales and administrative expenses increased due to investments in new showrooms and High Point Market, higher salary expenses due to increased headcount and wage inflation, as well as increased professional service expenses supporting other growth initiatives. Despite decreased sales, this segment delivered a solid operating income of $16.8 million and operating margin of 10.8%, compared to $22 million and 10.7% in the prior year. Incoming orders remained flat compared to the prior year and the backlog was 25% lower than the previous year-end but remained 40% higher than the fiscal 2020 year-end.

The Home Meridian segment’s net sales decreased by $72.8 million, or 33.7% compared to the prior fiscal year due to sales declines across our major customers including traditional furniture chains, mass merchants and e-commerce. Additionally, closeout sales of exited product lines accounted for 26% of total sales decrease. On a more positive note, SLH achieved robust sales growth with a 38% increase, attributed to the ongoing recovery in the hospitality industry. Despite reduced revenue, we were encouraged by the progress made from the business restructuring and re-organization decisions made in the segment in the prior year such as: (1) returns and allowances decreased by 150 bps compared to the prior year, reaching the lowest level in five years; (2) gross margin reached a five-year high, due to the absence of inventory write-downs as well as improved profitability in four existing divisions, as all four existing divisions exceeded their pre-pandemic gross margins from fiscal 2020; (3) with inventory levels decreased by over 60% in this segment, reduced footprints in the Georgia warehouse and the exit of California and North Carolina warehouses yielded a $3.7 million savings in fiscal 2024; and (4) personnel changes and other cost cutting initiatives contributed to a $3.5 million savings in operating expenses in fiscal 2024. However, these positive developments were not sufficient to offset substantial sales volume loss. While the segment still reported an operating loss of $5.5 million (3.9%), this represented the lowest loss since fiscal 2020. Incoming orders increased by $74.4 million, more than doubling compared to the prior year, due primarily to our efforts to broaden product offerings and to a lesser extent the absence of order cancellations from exited businesses in the current year. The year-end backlog was 16% lower than the previous year-end but increased by 30% compared to fiscal 2024 third quarter end.

The Domestic Upholstery segment’s net sales decreased by $29.9 million, or 19.1% compared to the all-time record sales this segment achieved in the prior fiscal year due to fulfillment of historical high order backlog. Net sales at Bradington Young, HF Custom and Shenandoah exceeded the pre-pandemic levels in fiscal 2020. Early in the year, we adjusted production levels at select factories to align with current demand and backlog levels. Sales decreases led to factories operating below full capacity, which resulted in under-absorbed indirect costs, which were 360 bps higher than the prior year. Material costs decreased by 270 bps due to more stable raw materials costs and reduced freight-in costs. Sunset West’s operating income increased over 30% mostly due to decreased material costs, reduced operating expenses, and the absence of disruptions experienced during the prior year due to the implementation of the new ERP system. Bradington Young also recorded increased operating income and margin compared to the prior year. Profitability declined at HF Custom and Shenandoah driven by double-digit sales decreases. Incoming orders increased across all four divisions in fiscal 2024. The year-end order backlog was 36% lower than the prior year-end. Excluding Sunset West, year-end order backlog was 7% higher than the fiscal 2020 year-end.

Financial strength: We continued to improve our balance sheet, with cash increasing by $24.2 million to $43.2 million at year end. Additionally, we adjusted inventory levels to better align with our current business structure and demand, resulting in a reduction of $34.9 million or 36% compared to the previous year-end. During fiscal 2024, we used $55.5 million generated from operating activities to fund $11.7 million repurchase of 620,634 shares, $9.7 million cash dividends to our shareholders, $6.8 million capital expenditures including investments in our new High Point, Atlanta and Vegas showrooms, $5.1 million for continued implementation of our new ERP system, $2.8 million principal and interests payments on term loans, and $2.4 million for the BOBO acquisition. In addition to our cash balance, we had $28.3 million available under our $35 million revolving credit facility with BofA (the “Existing Revolver”) to fund working capital needs and have access to $28.5 million in cash surrender value of Company-owned life insurance policies. With strategic inventory management, reasonable capital expenditures, and prudent expense management, we believe we have the financial resources to support our business operations for the foreseeable future.

Commitment to shareholders: Our $25 million share repurchase program was completed during fiscal 2024. We purchased and retired approximately 1.4 million shares of our common stock since the share repurchase program began in the second quarter of fiscal 2023. In the third quarter of fiscal 2024, the Board of Directors approved the increase of the quarterly dividend to $0.23 per share, an increase of 4.5% over the previous quarterly dividend, representing the eighth consecutive annual dividend increase. In fiscal 2024, dividends totaled $0.89 per share or $9.7 million in the aggregate, an increase of 8.5% or $0.07 per share compared to the prior year. Notably, we have continuously paid annual dividends since 1969.

Results of Operations

The following table sets forth the percentage relationship to net sales of certain items for the annual periods included in the consolidated statements of operations:

	Fifty-two weeks ended
	January 28,	January 29,
	2024	2023
Net sales	100.0%	100.0%
Cost of sales	74.5	79.1
Inventory valuation expense	0.4	4.9
Gross profit	25.1	16.0
Selling and administrative expenses	21.4	16.4
Intangible asset amortization	0.8	0.6
Operating income / (loss)	2.9	(1.0)
Other income, net	0.4	0.1
Interest expense, net	0.4	0.1
Income / (Loss) before income taxes	2.9	(1.0)
Income tax expense / (benefit)	0.6	(0.3)
Net income / (loss)	2.3	(0.7)

Fiscal 2024 Compared to Fiscal 2023

Net Sales

	Fifty-two weeks ended
	January 28, 2024		January 29, 2023		$ Change	% Change
		% Net Sales		% Net Sales
Hooker Branded	$156,590	36.2%	$205,935	35.3%	$(49,345)	-24.0%
Home Meridian	143,538	33.1%	216,338	37.1%	(72,800)	-33.7%
Domestic Upholstery	126,827	29.3%	156,717	26.9%	(29,890)	-19.1%
All Other	6,271	1.4%	4,112	0.7%	2,159	52.5%
Consolidated	$433,226	100%	$583,102	100%	$(149,876)	-25.7%

Unit Volume and Average Selling Price (“ASP”)

Unit Volume	FY24 % Increase / (Decrease) vs. FY23	Average Selling Price	FY24 % Increase / (Decrease) vs. FY23

Hooker Branded	-21.6%	Hooker Branded	-0.1%
Home Meridian	-23.0%	Home Meridian	-13.2%
Domestic Upholstery	-24.2%	Domestic Upholstery	7.7%
All Other	0.2%	All Other	-6.9%
Consolidated	-22.7%	Consolidated	-2.6%

Consolidated net sales decreased compared to prior year due to sales decreases in all segments.

■

Hooker Branded segment’s net sales decreased by 24.0% compared to the prior fiscal year, primarily due to decreased unit volume resulting from soft demand for home furnishings. Net sales in the prior year represented the second highest in history, driven by the demand surge and the fulfillment of a historically high order backlog. ASP remained essentially unchanged. In the prior year, we implemented price increases to mitigate higher freight and product costs. We refrained from further increasing prices in the current year and implemented price decreases and promotions on orders effective from August onward to correspond with reduced ocean freight costs and industry-wide discounting trends.

■

Home Meridian segment’s net sales decreased by 33.7% compared to the prior fiscal year, attributed to both decreased unit volume and ASP. The current soft demand for home furnishings led to reduced sales across all channels, including traditional furniture chains, mass merchants, and e-commerce. Additionally, the exit of unprofitable businesses accounted for approximately 26% of the sales decrease within the segment. ASP decreased primarily due to the liquidation sales of previously written down ACH inventories, which accounted for approximately 23% of total units sold, as well as the sales of obsolete inventories at PRI and SLF. On a more positive note, SLH net sales increased by 38% due to the ongoing rebound in the hospitality business.

■

Domestic Upholstery’s net sales decreased by 19.1% compared to the prior year, during which net sales had achieved an all-time high. All four divisions experienced sales decreases driven by reduced unit volume, while benefitting from increased ASP due to price increases implemented in the prior year to mitigate increased raw material costs. However, the favorable price variances were not sufficient to offset the sales volume loss.

Gross Profit/(Loss) and Margin

	Fifty-two weeks ended
	January 28, 2024		January 29, 2023		$ Change	% Change
		% Segment Net Sales		% Segment Net Sales
Hooker Branded	$57,671	36.8%	$60,871	29.6%	$(3,200)	-5.3%
Home Meridian	24,367	17.0%	(2,620)	-1.2%	26,987	1030.0%
Domestic Upholstery	24,048	19.0%	32,633	20.8%	(8,585)	-26.3%
All Other	2,606	41.5%	2,410	58.6%	196	8.1%
Consolidated	$108,692	25.1%	$93,294	16.0%	$15,398	16.5%

Despite sales decreases across segments, consolidated gross profit and margin both increased as compared to the prior year, primarily attributable to the absence of the inventory write-down at the Home Meridian segment in the current period.

■

The Hooker Branded segment’s gross profit decreased in fiscal 2024 due to a decline in net sales, while gross margin significantly increased due to lower product costs driven by reduced ocean freight expenses. Additionally, warehousing costs also decreased, primarily due to lower demurrage and drayage expenses resulting from eased supply chain constraints and adjusted inventory planning based on current demand forecast, as well as lower labor costs due to reduced shipping activities attributable to lower sales and inventory receipts.

■

The Home Meridian segment’s gross profit was $24.4 million, compared to a gross loss of $2.6 million in the prior year. This significant improvement was primarily due to the absence of the $24 million write-down of ACH inventories and other excess inventories. Additionally, warehousing costs decreased because of reduced footprint in the Georgia warehouse, as well as the exit of the North Carolina and California warehouses. Furthermore, SLH contributed a $2 million increase in gross profit through its strong sales. The sales of previously written-down or written-off inventory had an immaterial impact on gross profit in fiscal year 2024.

■

Domestic Upholstery segment experienced a decrease in both gross profit and margin in fiscal 2024, driven by a combination of decreased net sales and under-absorbed overhead. The indirect costs were 360 bps above the prior year, primarily due to increased medical claims and workers’ compensation expenses. On a more positive note, all four divisions benefited from more stable raw material costs, leading to a 270 bps decrease in direct material costs. Direct labor costs decreased as a result of reduced production during the year to align with current demand and backlog levels.

Selling and Administrative Expenses (“S&A”)

	Fifty-two weeks ended
	January 28, 2024		January 29, 2023		$ Change	% Change
		% Segment Net Sales		% Segment Net Sales
Hooker Branded	$40,829	26.1%	$38,840	18.9%	$1,989	5.1%
Home Meridian	28,575	19.9%	33,215	15.4%	(4,640)	-14.0%
Domestic Upholstery	20,582	16.2%	21,584	13.8%	(1,002)	-4.6%
All Other	2,692	42.9%	2,176	52.9%	516	23.7%
Consolidated	$92,678	21.4%	$95,815	16.4%	$(3,137)	-3.3%

Consolidated selling and administrative expenses decreased in absolute terms due to reduced costs at Home Meridian and Domestic Upholstery segments, though partially offset by increased expenses in the Hooker Branded segment. Consolidated S&A expenses increased as a percentage of net sales due to a decrease in net sales.

■

Hooker Branded segment’s S&A expenses increased both in absolute terms and as a percentage of net sales. This segment assumes the majority of expenses associated with the Company’s growth and strategic initiatives including investment in the larger and better-located High Point showroom and new showrooms in Atlanta and Las Vegas, implementation of the new ERP system, as well as other professional services expenses. S&A expenses also increased due to increased compensation expenses as a result of increased headcount and wage inflation. Due to decreased sales because of current anemic demand, this spending appears disproportionate than it would in a normal demand environment. These increases were partially offset by decreased commissions due to lower sales, decreased bad debt reserves on lower AR balances, and lower executive officers’ bonus as budgeted profit goals were unmet.

■

Home Meridian segment’s S&A expenses decreased in absolute terms due to various factors, including decreased compensation expenses resulting from organizational restructuring and personnel changes within the segment, decreased commissions due to lower sales, cost savings achieved through business repositioning, such as lower insurance costs associated with decreased inventory levels, lower depreciation expenses resulting from a reduced footprint and less equipment at warehouses, and other cost-cutting initiatives. S&A expenses increased as a percentage of net sales due to lower net sales.

■

Domestic Upholstery segment’s S&A expenses decreased in absolute terms due to decreased commissions due to lower sales, decreased wage expenses resulting from personnel changes, and decreased bonus expenses due to missed profit targets. These decreases were partially offset by higher spending on advertising supplies, samples and product development for the new M brand. S&A expenses increased as a percentage of net sales due to lower net sales.

Intangible Asset Amortization

	Fifty-two weeks ended
	January 28, 2024		January 29, 2023		$ Change	% Change
		% Net Sales		% Net Sales
Intangible asset amortization	$3,656	0.8%	$3,512	0.6%	$144	4.1%

Intangible asset amortization expense was higher in fiscal 2024 due to the reassessment and amortization of Sam Moore trade name. See Note 10 Intangible Assets and Goodwill to our Consolidated Financial Statements for additional information about our amortizable intangible assets.

Operating Profit / (Loss) and Margin

	Fifty-two weeks ended
	January 28, 2024		January 29, 2023		$ Change	% Change
		%Segment Net Sales		%Segment Net Sales
Hooker Branded	$16,844	10.8%	$22,030	10.7%	$(5,186)	-23.5%
Home Meridian	(5,530)	-3.9%	(37,181)	-17.2%	31,651	85.1%
Domestic Upholstery	1,131	0.9%	8,871	5.7%	(7,740)	-87.3%
All Other	(87)	-1.4%	234	5.7%	(321)	-137.2%
Consolidated	$12,358	2.9%	$(6,046)	-1.0%	$18,404	304.4%

Consolidated operating profitability increased both in absolute terms and as a percentage of net sales in fiscal 2024 compared to the prior-year period due to the factors discussed above.

Interest Expense, net

	Fifty-two Weeks Ended
	January 28, 2024		January 29, 2023		$ Change	% Change
		% Net Sales		% Net Sales
Interest expense, net	$1,573	0.4%	$519	0.1%	$1,054	203.1%

Consolidated interest expense increased in fiscal 2024 due to interest incurred for the entire year on the term loans, which we entered in July of 2022 as well as higher interest rates.

Income Taxes

	Fifty-two weeks ended
	January 28, 2024		January 29, 2023		$ Change	% Change
		% Net Sales		% Net Sales
Consolidated income tax expense / (benefit)	$2,573	0.6%	$(1,837)	-0.3%	$4,410	240.1%

Effective Tax Rate	20.7%		29.9%

We recorded income tax expense of $2.6 million for fiscal 2024, compared to income tax benefit of $1.8 million for fiscal 2023. The effective tax rates for fiscal 2024 and fiscal 2023 were 20.7% and 29.9%, respectively. The effective tax rate was higher in fiscal 2023 due to the impact of state tax benefits and the cash surrender value of company-owned life insurance which were added to the favorable tax impact of the pretax loss, versus a subtraction from tax expense in the case of a pretax profit in the current year. See Note 17 Income Taxes to our Consolidated Financial Statements for additional information about our income taxes.

Net Income / (Loss) and Earnings (Loss) Per Share

	Fifty-two weeks ended
	January 28, 2024		January 29, 2023		$ Change	% Change
Net income / (loss)		% Net Sales		% Net Sales
Consolidated	$9,865	2.3%	$(4,312)	-0.7%	$14,177	328.8%

Diluted earnings / (loss) per share	$0.91		$(0.37)

The analysis and discussion of fiscal 2023 compared to fiscal 2022 results are available in Item 7 of our 2023 Annual Report on Form-10K available through Hooker Furnishings and SEC websites.

Financial Condition, Liquidity and Capital Resources

Summary Cash Flow Information – Operating, Investing and Financing Activities

	Fifty-Two Weeks Ended
	January 28,	January 29,	January 30,
	2024	2023	2022
Net cash provided by/(used in) operating activities	$55,471	$(21,718)	$19,209
Net cash used in investing activities	(8,558)	(29,965)	(6,862)
Net cash (used in)/provided by financing activities	(22,756)	1,319	(8,822)
Net increase/(decrease) in cash and cash equivalents	$24,157	$(50,364)	$3,525

During fiscal 2024, we used a portion of the $55.5 million cash generated from operations and $1.0 million life insurance proceeds to fund $11.7 million share repurchases, $9.7 million in cash dividends to our shareholders, $6.8 million capital expenditures including investments in our new showrooms, $5.1 million for development of our cloud-based ERP system, $2.4 million on the BOBO acquisition, and $406,000 in life insurance premiums on Company-owned life insurance policies. Company-owned life insurance policies are in place to compensate us for the loss of key employees and to facilitate business continuity.

During fiscal 2023, we used a portion of the $25 million term-loan proceeds and existing cash and cash equivalents on hand to fund the $25 million Sunset Acquisition, pay $13.3 million in purchases and retirement of common stock, build up inventory levels by $19 million, $9.6 million in cash dividends, $5.4 million for the development of our new cloud-based ERP system, $4.2 million capital expenditures to enhance our business systems and facilities, and $492,000 in life insurance premiums on Company-owned life insurance policies.

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

Our most significant ongoing short-term cash requirements relate primarily to funding operations (including expenditures for inventory, lease payments and payroll), quarterly dividend payments and capital expenditures related primarily to our ERP project, showroom renovations and upgrading systems, buildings and equipment. The timing of our working capital needs can vary greatly depending on demand for and availability of raw materials and imported finished goods but is generally the greatest in the mid-summer as a result of inventory build-up for the traditional fall selling season. Long-term cash requirements relate primarily to repayment of long-term debt and funding lease payments.

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

We may prepay any outstanding principal amounts borrowed under either the Secured Term Loan or the Unsecured Term Loan at any time, without penalty provided that any payment is accompanied by all accrued interest owed. As of January 28, 2024, $4.9 million was outstanding under the Unsecured Term Loan, and $18 million was outstanding under the Secured Term Loan.

We incurred $37,500 in debt issuance costs in connection with our term loans. As of January 28, 2024, unamortized loan costs of $26,250 were netted against the carrying value of our term loans on our consolidated balance sheets.

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

We were in compliance with each of these financial covenants at January 28, 2024 and expect to remain in compliance with existing covenants for the foreseeable future.

Revolving Credit Facility Availability

As of January 28, 2024, we had $28.3 million available under our $35 million Existing Revolver to fund working capital needs. Standby letters of credit in the aggregate amount of $6.7 million, used to collateralize certain insurance arrangements and for imported product purchases, were outstanding under the Existing Revolver as of January 28, 2024. There were no additional borrowings outstanding under the Existing Revolver as of January 28, 2024.

Share Repurchase Authorization

In fiscal 2023, our Board of Directors authorized the repurchase of up to $20 million of the Company’s common shares. The authorization did not obligate us to acquire a specific number of shares during any period and did not have an expiration date, but it could be modified, suspended, or discontinued at any time at the discretion of our Board of Directors. Repurchases could be made from time to time in the open market, or through privately negotiated transactions or otherwise, in compliance with applicable laws, rules and regulations, and subject to our cash requirements for other purposes, compliance with the covenants under the loan agreement for our revolving credit facility and other factors we deem relevant. In fiscal 2024 second quarter, our Board of Directors approved an additional $5 million for the repurchase of our common shares, adding to the $20 million authorization it approved in fiscal 2023.

During fiscal 2024, we had used approximately $11.7 million of the authorization to purchase 620,634 of our common shares at an average price of $18.79 per share. The share repurchase program was completed during the fiscal 2024 third quarter.

Capital Expenditures

We expect to spend between $3 million to $4 million in capital expenditures in fiscal 2025 to maintain and enhance our operating systems and facilities.

Enterprise Resource Planning

During calendar 2021, our Board of Directors approved an upgrade to our current ERP system and implementation efforts began shortly thereafter. The ERP system went live at Sunset West in December 2022 and in the legacy Hooker divisions in early September 2023. We expect it to go live in the Home Meridian segment in fiscal 2026. To complete the ERP system implementation as anticipated, we will be required to expend significant financial and human resources. We anticipate spending approximately $4.0 million in fiscal 2025, with a significant amount of time invested by our associates.

Material Capital Commitments

Our material capital commitments primarily consist of term loans and lease payments.

Contractual term-loan and interest payments assuming identical effective interest rates as of the end of fiscal 2024 are expected to be $2.8 million in fiscal 2025, $2.7 million in fiscal 2026, $2.6 million in fiscal 2027, and $19.3 million in fiscal 2028 including the payoff of $18 million Secured Term Loan.

We lease office space, warehousing facilities, showroom space and office equipment under leases expiring over the next five years. Future minimum annual commitments under leases and operating agreements are $9.5 million in fiscal 2025, $9.6 million in fiscal 2026, $9.4 million in fiscal 2027, $7.8 million in fiscal 2028 and $7.3 in fiscal 2029.

Dividends

We declared and paid dividends of $0.89 per share or approximately $9.7 million in fiscal 2024, an increase of 8.5% or $0.07 per share compared to $0.82 per share in fiscal 2023.

On March 4, 2024, our Board of Directors declared a quarterly cash dividend of $0.23 per share, payable on March 29, 2024 to shareholders of record at March 18, 2024.

Our Board of Directors will continue to evaluate the appropriateness of the current dividend rate considering our performance and economic conditions in future quarters.

Recently Issued Accounting Pronouncements

See the Accounting Standards to be Adopted section of Note 1 to our Consolidated Financial Statements for further details of recent accounting pronouncements.

Outlook

Home furnishings industry demand is exceptionally soft and about two and a half months into the new fiscal year, year-to-date consolidated orders are down in the mid-single digits as compared to the same prior-year period.

Economic indicators are mixed, but somewhat encouraging. Over the last six months, US Consumer confidence has shown no real trend to the upside or downside, despite encouraging signs including the easing of inflation from 2023 highs and likely interest rate cuts later in the year. We are also encouraged by recent strong existing home sales, growth in building permits and in single-family housing starts and completions, an encouraging jobs report, and the stock market’s strong performance. We are cautiously optimistic for later this year and beyond and are confident we’ve made the right strategic investments in sales channels, people, systems, and products and that we are positioned to grow when demand returns.

We are looking forward to the Spring High Point Market that opens this week and expect strong attendance as we offer an exciting assortment of new products across divisions.

We believe the investments and improvements we made in the past year will be a springboard to higher profitability, especially once demand improves. Going forward, we intend to use the strength of our balance sheet and variable cost model to weather current economic volatility until consumer confidence improves and demand returns.

Critical Accounting Policies and Estimates

The methods, estimates and judgments we use in applying our most critical accounting policies have a significant impact on the results we report in our consolidated financial statements. Critical accounting estimates are those that involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on our financial condition and results of operations. Specific areas requiring the application of management’s estimates and judgments include, among others, revenue recognition and inventory valuation. Accordingly, a different financial presentation could result depending on the judgments, estimates or assumptions that are used. However, we do not believe that actual results will deviate materially from our estimates related to our accounting policies described below but because application of these accounting policies involves the exercise of judgment and the use of assumptions as to future uncertainties, actual results could differ materially from these estimates. Therefore, we consider an understanding of the variability and judgment required in making these estimates and assumptions to be critical in fully understanding and evaluating our reported financial results.

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

Our other significant accounting policies are described in Note 1 – Summary of Significant Accounting Policies to our Consolidated Financial Statements beginning at page F-11 in this report.

Concentrations of Sourcing Risk

In fiscal 2024, imported products sourced from Vietnam accounted for 88% of our import purchases and our top five suppliers in Vietnam accounted for 60% of our fiscal 2024 import purchases. A disruption in our supply chain, or from Vietnam in general, could significantly impact our ability to fill customer orders for products manufactured in those countries. Our supply chain could be adversely impacted by the uncertainties of health concerns and governmental restrictions. In some cases, we were able to provide substitutions using inventory on hand, in-transit and from our domestic warehouses, but not enough to entirely mitigate the lost sales. Supply disruptions and delays on selected items could occur for six months or longer before the impact of remedial measures would be reflected in our results. If we are unsuccessful in obtaining those products from other sources or at comparable cost, a disruption in our supply chain from our largest import furniture suppliers, or from Vietnam in general, could adversely affect our sales, earnings, financial condition and liquidity.

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

Interest Rate Risk

Borrowings under the Existing Revolver, the Secured Term Loan and the Unsecured Term loan bear interest based on BSBY plus 1.00%, BSBY plus 0.90% and BSBY plus 1.40%, respectively. As such, these debt instruments expose us to market risk for changes in interest rates. There was no outstanding balance under the Existing Revolver as of January 28, 2024 other than standby letters of credit in the amount of $6.7 million. As of January 28, 2024, $22.9 million was outstanding under our term loans. At current borrowing levels, a 1% increase in the BSBY rate would result in an annual increase in interest expenses on our terms loans of approximately $223,000.

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

Currency Risk

For imported products, we generally negotiate firm pricing denominated in U.S. Dollars with our foreign suppliers, typically for periods of at least one year. We accept the exposure to exchange rate movements beyond these negotiated periods. We do not use derivative financial instruments to manage this risk but could choose to do so in the future. Most of our imports are purchased from suppliers located in Vietnam.

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

ITEM 9.           CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.        CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended January 28, 2024. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of January 28, 2024, the end of the period covered by this annual report, to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to the Company’s management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure and are effective to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Management’s Report on Internal Control over Financial Reporting

In accordance with Section 404 of the Sarbanes-Oxley Act and SEC rules thereunder, management has conducted an assessment of our internal control over financial reporting as of January 28, 2024, based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s report regarding that assessment is included on page F-2 of this report, with our consolidated financial statements, and is incorporated herein by reference.

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

Changes in Internal Control over Financial Reporting

We have integrated Sunset West into our overall internal control structure over financial reporting processes.

As previously disclosed, during the third quarter of fiscal 2024, we implemented a new Enterprise Resource Planning system at the legacy Hooker divisions and for consolidated reporting. This new system resulted in changes to certain of our processes and procedures for internal control over financial reporting. We assessed the control design during implementation and conducted post-implementation monitoring and testing to ensure the effectiveness of internal controls over financial reporting.

There were no other changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that has materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.        OTHER INFORMATION

During the fourth quarter of fiscal 2024, no director or officer of the Company adopted, terminated or modified a ‘Rule 10b5-1 trading arrangement’ or ‘non-Rule 10b5-1 trading arrangement,’ as each term is defined in Item 408(a) of Regulation S-K.

ITEM 9C.        DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not Applicable.

Hooker Furnishings Corporation

Part III

In accordance with General Instruction G (3) of Form 10-K, most of the information called for by Items 10, 11, 12, 13 and 14 of Part III will be incorporated by reference to the Company’s definitive Proxy Statement for its Annual Meeting of Shareholders scheduled to be held June 4, 2024 (the “2024 Proxy Statement”), as set forth below.

ITEM 10.         DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information relating to our directors will be set forth under the caption “Proposal One-Election of Directors” in the 2024 Proxy Statement and is incorporated herein by reference.

Information relating to our executive officers is included in Part I of this report under the caption “Information about our Executive Officers” and is incorporated herein by reference.

Information relating to compliance with Section 16(a) of the Exchange Act will be set forth under the caption “Delinquent Section 16(a) Reports” in the 2024 Proxy Statement and is incorporated herein by reference.

Information relating to the code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions will be set forth under the caption “Code of Business Conduct and Ethics” in the 2024 Proxy Statement and is incorporated herein by reference.

Information relating to material changes, if any, in the procedures by which shareholders may recommend nominees for our Board of Directors will be set forth under the caption “Procedures for Shareholder Recommendations of Director Nominees” in the 2024 Proxy Statement and is incorporated herein by reference.

Information relating to the Audit Committee of our Board of Directors, including the composition of the Audit Committee and the Board’s determinations concerning whether certain members of the Audit Committee are “financial experts” as that term is defined under Item 407(d)(5) of Regulation S-K will be set forth under the captions “Corporate Governance” and “Audit Committee” in the 2024 Proxy Statement and is incorporated herein by reference.

ITEM 11.          EXECUTIVE COMPENSATION

Information relating to this item will be set forth under the captions “Report of the Compensation Committee,” “Executive Compensation” and “Director Compensation” in the 2024 Proxy Statement and is incorporated herein by reference.

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Information relating to this item will be set forth under the captions “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management” in the 2024 Proxy Statement and is incorporated herein by reference.

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information relating to this item will be set forth in the last two paragraphs under the caption “Audit Committee” and the caption “Corporate Governance” in the 2024 Proxy Statement and is incorporated herein by reference.

ITEM 14.         PRINCIPAL ACCOUNTING FEES AND SERVICES

Information relating to this item will be set forth under the caption “Proposal Three - Ratification of Selection of Independent Registered Public Accounting Firm” in the 2024 Proxy Statement and is incorporated herein by reference.

Hooker Furnishings Corporation

Part IV

ITEM 15.         EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)         Documents filed as part of this report on Form 10-K:

(1)         The following reports and financial statements are included in this report on Form 10-K:

Management’s Report on Internal Control Over Financial Reporting

Reports of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of January 28, 2024 and January 29, 2023

Consolidated Statements of Operations for the fifty-two-week periods ended January 28, 2024, January 29, 2023, and January 30, 2022

Consolidated Statements of Comprehensive Income/(Loss) for the fifty-two-week periods ended January 28, 2024, January 29, 2023, and January 30, 2022

Consolidated Statements of Cash Flows for the fifty-two-week periods ended January 28, 2024, January 29, 2023, and January 30, 2022

Consolidated Statements of Shareholders’ Equity for the fifty-two-week periods ended January 28, 2024, January 29, 2023, and January 30, 2022

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

3.2	Amended and Restated Bylaws of the Company as amended September 5, 2023 (incorporated by reference to Exhibit 3.2 of the Company’s Form 10-Q (SEC File No. 000-25349) filed on September 8, 2023)

4.1	Amended and Restated Articles of Incorporation of the Company (See Exhibit 3.1)

4.2	Amended and Restated Bylaws of the Company (See Exhibit 3.2)

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

97	Hooker Furnishings Corporation Compensation Recoupment Policy, as amended and restated on September 5, 2023 (filed herewith)

101

The following financial statements from the Company's Annual Report on Form 10-K for the fiscal year ended January 28, 2024, formatted in Interactive Extensible Business Reporting Language (“IXBRL”): (i) consolidated balance sheets, (ii) consolidated statements of operations, (iii) consolidated statements of comprehensive income, (iv) consolidated statements of cash flows, (v) consolidated statements of shareholders’ equity and (vi) the notes to the consolidated financial statements, tagged as blocks of text (filed herewith)

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

HOOKER FURNISHINGS CORPORATION

April 12, 2024	By:	/s/ Jeremy R. Hoff
Jeremy R. Hoff
Chief Executive Officer and Director (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jeremy R. Hoff	Chief Executive Officer and	April 12, 2024
Jeremy R. Hoff	Director (Principal Executive Officer)

/s/ Paul A. Huckfeldt	Senior Vice President - Finance and Accounting	April 12, 2024
Paul A. Huckfeldt	and Chief Financial Officer (Principal
Financial and Accounting Officer)

/s/ W. Christopher Beeler, Jr	Director (Board Chair)	April 12, 2024
W. Christopher Beeler, Jr.

/s/ Maria C. Duey	Director	April 12, 2024
Maria C. Duey

/s/ Paulette Garafalo	Director	April 12, 2024
Paulette Garafalo

/s/ Christopher L. Henson	Director	April 12, 2024
Christopher L. Henson

/s/ Tonya H. Jackson	Director	April 12, 2024
Tonya H. Jackson

/s/ Ellen C. Taaffe	Director	April 12, 2024
Ellen C. Taaffe

HOOKER FURNISHINGS CORPORATION AND SUBSIDIARIES

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Shareholders of

Hooker Furnishings Corporation

Martinsville, Virginia

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Securities Exchange Act Rule 13a-15(f). Under the supervision and with the participation of management, including the principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the Company’s evaluation under that framework, management concluded that the Company’s internal control over financial reporting was effective as of January 28, 2024.

The effectiveness of the Company’s internal control over financial reporting as of January 28, 2024 has been audited by KPMG LLP, the Company’s independent registered public accounting firm, as stated in their report which is included herein.

Jeremy R. Hoff

Chief Executive Officer and Director

(Principal Executive Officer)

April 12, 2024

Paul A. Huckfeldt

Senior Vice President – Finance and Accounting

and Chief Financial Officer

(Principal Financial and Accounting Officer)

April 12, 2024

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Hooker Furnishings Corporation:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Hooker Furnishings Corporation and subsidiaries (the Company) as of January 28, 2024 and January 29, 2023, the related consolidated statements of operations, comprehensive income/(loss), cash flows, and shareholders’ equity for each of the years in the three-year period ended January 28, 2024, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of January 28, 2024 and January 29, 2023, and the results of its operations and its cash flows for each of the years in the three-year period ended January 28, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of January 28, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated April 12, 2024 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Sufficiency of audit evidence over the implementation of a cloud-based enterprise resource planning system

As discussed in Note 9 to the consolidated financial statements, the Company completed the implementation of a cloud-based Enterprise Resource Planning system for the legacy Hooker divisions and consolidated reporting (the ERP implementation) during 2023. The ERP implementation impacted a high volume of transactions, all financial statement account balances, and certain disclosures.

We identified the evaluation of the sufficiency of audit evidence over the ERP implementation as a critical audit matter. A high degree of complex auditor judgment and the involvement of information technology (IT) professionals with specialized skills and knowledge were required to evaluate program development, configurations, interfaces and access rights of certain IT applications.

The following are the primary procedures we performed to address this critical audit matter. We applied auditor judgment to determine the nature and extent of procedures to be performed over the ERP implementation. We involved IT professionals with specialized skills and knowledge, who assisted in:

●	obtaining an understanding of the relevant IT systems

●	evaluating the design and testing the operating effectiveness of general IT controls, including controls related to program development

●	evaluating the design and testing the operating effectiveness of certain IT application controls, including inspecting and evaluating configurations, interfaces, and access rights of certain IT applications.

We evaluated the sufficiency of audit evidence obtained by assessing the results of procedures performed, including the appropriateness of the nature and extent of the audit effort.

/s/ KPMG LLP

We have served as the Company’s auditor since 2003.

Raleigh, North Carolina
April 12, 2024

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Hooker Furnishings Corporation:

Opinion on Internal Control Over Financial Reporting

We have audited Hooker Furnishings Corporation and subsidiaries' (the Company) internal control over financial reporting as of January 28, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 28, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of January 28, 2024 and January 29, 2023, the related consolidated statements of operations, comprehensive income/(loss), cash flows, and shareholders’ equity for each of the years in the three-year period ended January 28, 2024, and the related notes (collectively, the consolidated financial statements), and our report dated April 12, 2024 expressed an unqualified opinion on those consolidated financial statements.

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

/s/ KPMG LLP

Raleigh, North Carolina
April 12, 2024

HOOKER FURNISHINGS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)

As of	January 28,	January 29,
	2024	2023
Assets
Current assets
Cash and cash equivalents	$43,159	$19,002
Trade accounts receivable, net (See notes 5 and 6)	51,280	62,129
Inventories (see note 7)	61,815	96,675
Income tax recoverable	3,014	3,079
Prepaid expenses and other current assets	5,530	6,418
Total current assets	164,798	187,303
Property, plant and equipment, net (See note 8)	29,142	27,010
Cash surrender value of life insurance policies (See note 11)	28,528	27,576
Deferred taxes (See note 17)	12,005	14,484
Operating leases right-of-use assets (See note 12)	50,801	68,949
Intangible assets, net (See note 10)	28,622	31,779
Goodwill (See note 10)	15,036	14,952
Other assets	14,654	9,663
Total non-current assets	178,788	194,413
Total assets	$343,586	$381,716

Liabilities and Shareholders’ Equity
Current liabilities
Current portion of long-term debt (See note 13)	$1,393	$1,393
Trade accounts payable	16,470	16,090
Accrued salaries, wages and benefits	7,400	9,290
Customer deposits	5,920	8,511
Current portion of operating lease liabilities (See note 12)	6,964	7,316
Other accrued expenses	3,262	7,438
Total current liabilities	41,409	50,038
Long term debt (See note 13)	21,481	22,874
Deferred compensation (See note 14)	7,418	8,178
Operating lease liabilities (See note 12)	46,414	63,762
Other long-term liabilities (See note 4)	889	843
Total long-term liabilities	76,202	95,657
Total liabilities	117,611	145,695

Shareholders’ equity
Common stock, no par value, 20,000 shares authorized, 10,672 and 11,197 shares issued and outstanding on each date	49,524	50,770
Retained earnings	175,717	184,386
Accumulated other comprehensive income	734	865
Total shareholders’ equity	225,975	236,021
Total liabilities and shareholders’ equity	$343,586	$381,716

See accompanying Notes to Consolidated Financial Statements.

HOOKER FURNISHINGS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

For the 52 Week Periods Ended January 28, 2024, January 29, 2023, and January 30, 2022

	2024	2023	2022

Net sales	$433,226	$583,102	$593,612

Cost of sales	322,705	461,056	488,508
Inventory write downs	1,829	28,752	3,402

Gross profit	108,692	93,294	101,702

Selling and administrative expenses	92,678	95,815	84,475
Trade name impairment charges	-	13	-
Intangible asset amortization	3,656	3,512	2,384

Operating income / (loss)	12,358	(6,046)	14,843

Other income, net	1,653	416	373
Interest expense, net	1,573	519	110

Income / (Loss) before income taxes	12,438	(6,149)	15,106

Income tax expense / (benefit)	2,573	(1,837)	3,388

Net income / (loss)	$9,865	$(4,312)	$11,718

Earnings / (Loss) per share:
Basic	$0.91	$(0.37)	$0.99
Diluted	$0.91	$(0.37)	$0.97

Weighted average shares outstanding:
Basic	10,684	11,593	11,852
Diluted	10,838	11,593	11,970

Cash dividends declared per share	$0.89	$0.82	$0.74

See accompanying Notes to Consolidated Financial Statements.

HOOKER FURNISHINGS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)
(In thousands)

For the 52 Week Periods Ended January 28, 2024, January 29, 2023, and January 30, 2022

	2024	2023	2022

Net Income/(Loss)	$9,865	$(4,312)	$11,718
Other comprehensive income:
Actuarial adjustments	(172)	1,204	994
Income tax effect on adjustments	41	(288)	(237)
Adjustments to net periodic benefit cost	(131)	916	757

Total Comprehensive Income/(Loss)	$9,734	$(3,396)	$12,475

See accompanying Notes to Consolidated Financial Statements.

HOOKER FURNISHINGS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

For the 52 Week Periods Ended January 28, 2024, January 29, 2023, and January 30, 2022

	2024	2023	2022
Operating Activities:
Net income/(loss)	$9,865	$(4,312)	$11,718
Adjustments to reconcile net income to net cash provided by operating activities:
Inventory valuation expense	1,829	28,752	3,402
Depreciation and amortization	8,956	8,829	7,814
Loss/(Gain) on disposal of assets	35	94	(18)
Deferred income tax expense/(benefit)	2,523	(3,160)	2,323
Non-cash restricted stock and performance awards	1,706	1,244	(28)
Provision for doubtful accounts and sales allowances	(727)	(3,673)	45
Gain on life insurance policies	(984)	(1,179)	(1,008)
Changes in assets and liabilities:
Trade accounts receivable	11,577	16,831	9,518
Inventories	34,776	(47,827)	(8,265)
Income tax recoverable	65	1,283	(4,361)
Prepaid expenses and other assets	(5,111)	(5,711)	(4,400)
Trade accounts payable	190	(15,781)	(1,312)
Accrued salaries, wages and benefits	(1,890)	2,148	76
Accrued income taxes	-	-	(501)
Customer deposits	(2,590)	(1,911)	2,890
Operating lease liabilities	449	(57)	708
Other accrued expenses	(4,261)	3,254	908
Deferred compensation	(937)	(542)	(300)
Net cash provided by/(used in) operating activities	55,471	(21,718)	19,209

Investing Activities:
Acquisition	(2,373)	(25,274)	-
Purchases of property, plant and equipment	(6,815)	(4,199)	(6,692)
Proceeds from sale of property and equipment		-	18
Premiums paid on life insurance policies	(406)	(492)	(560)
Proceeds received on life insurance policies	1,036	-	372
Net cash used in investing activities	(8,558)	(29,965)	(6,862)

Financing Activities:
Purchase and retirement of common stock	(11,674)	(13,342)	-
Cash dividends paid	(9,682)	(9,602)	(8,822)
Payments for long-term loans	(1,400)	(700)	-
Proceeds from long-term loans	-	25,000	-
Proceeds from revolving credit facility	-	36,190	-
Payments for revolving credit facility	-	(36,190)	-
Debt issuance cost	-	(37)	-
Net cash (used in)/provided by financing activities	(22,756)	1,319	(8,822)

Net increase/(decrease) in cash and cash equivalents	24,157	(50,364)	3,525
Cash and cash equivalents at the beginning of year	19,002	69,366	65,841
Cash and cash equivalents at the end of year	$43,159	$19,002	$69,366

Supplemental schedule of cash flow information:
Interest paid, net	$1,375	$642	$-
Income taxes paid, net	23	101	5,888

Supplemental schedule of noncash investing activities:
(Decrease)/Increase in lease liabilities arising from obtaining right-of-use assets	(10,646)	25,241	24,513
Increase in property and equipment through accrued purchases	190	128	15

See accompanying Notes to Consolidated Financial Statements.

HOOKER FURNISHINGS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In thousands, except per share data)

For the 52 Week Periods Ended January 28, 2024, January 29, 2023, and January 30, 2022

				Accumulated
				Other	Total
	Common Stock		Retained	Comprehensive	Shareholders'
	Shares	Amount	Earnings	Income / (Loss)	Equity
Balance at January 31, 2021	11,888	$53,323	$204,988	$(808)	$257,503

Net income			$11,718		$11,718
Actuarial adjustments on defined benefit plan, net of tax of $237				$757	757
Cash dividends paid and accrued ($0.74 per share)			(8,822)		(8,822)
Restricted stock grants, net of forfeitures	34	$(126)			(126)
Restricted stock compensation cost		1,074			1,074
Performance-based restricted stock units cost		502			502
PSU awards		(1,478)			(1,478)
Balance at January 30, 2022	11,922	$53,295	$207,884	$(51)	$261,128

Net loss			$(4,312)		$(4,312)
Actuarial adjustments on defined benefit plan, net of tax of $288				$916	916
Cash dividends paid and accrued ($0.82 per share)			(9,602)		(9,602)
Purchase and retirement of common stock	(820)	(3,770)	(9,584)		(13,354)
Restricted stock grants, net of forfeitures	95	(101)			(101)
Restricted stock compensation cost		1,266			1,266
Performance-based restricted stock units cost		606			606
PSU awards		(526)			(526)
Balance at January 29, 2023	11,197	$50,770	$184,386	$865	$236,021

Net income			$9,865		$9,865
Actuarial adjustments on defined benefit plan, net of tax of $41				$(131)	(131)
Cash dividends paid and accrued ($0.89 per share)			(9,682)		(9,682)
Purchase and retirement of common stock	(620)	$(2,952)	(8,852)		(11,804)
Restricted stock grants, net of forfeitures	95	(156)			(156)
Restricted stock compensation cost		1,702			1,702
Performance-based restricted stock units cost		773			773
PSU awards		(613)			(613)
Balance at January 28, 2024	10,672	$49,524	$175,717	$734	$225,975

See accompanying Notes to Consolidated Financial Statements.

HOOKER FURNISHINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar and share amounts in tables, except per share amounts, in thousands unless otherwise indicated)

For the Fifty-Two Weeks Ended January 28, 2024

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Hooker Furnishings Corporation and subsidiaries (the “Company,” “we,” “us” and “our”) design, import, manufacture and market residential household furniture, hospitality and contract furniture, lighting, accessories, and home décor for sale to wholesale and retail merchandisers located principally in North America.

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
■

All Other, consisting of H Contract, BOBO Intriguing Objects, and Lifestyle Brands. None of these operating segments were individually reportable; therefore, we combined them in “All Other” in accordance with ASC 280.

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

At the inception of a lease, we allocate the consideration in the contract to each lease and non-lease component based on the component’s relative stand-alone price to determine the lease payments. Lease and non-lease components are accounted for separately. Lease expense for operating leases is recognized on a straight-line basis over the lease term. Included in lease expense are any variable lease payments incurred in the period that were not included in the initial lease liability. Some of our real estate leases contain variable lease payments, including payments based on the percentage increase in the Consumer Price Index for Urban Consumers (“CPI-U”). We used February 2019 CPI-U issued by the US Department of Labor’s Bureau of Labor Statistics to measure lease payments and calculate lease liabilities upon adoption of this standard. Additional payments based on the change in an index or rate, or payments based on a change in our portion of the operating expenses, including real estate taxes and insurance, are recorded when incurred.

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

Intangible Assets and Goodwill

We own both definite-lived (amortizable) assets and indefinite-lived intangible assets. Our amortizable intangible assets are related to the Shenandoah, Sunset West and Home Meridian acquisitions, as well as the rebranding of Sam Moore product line, and includes customer relationships and trademarks. Our indefinite lived assets include goodwill related to the Shenandoah, Sunset West and BOBO acquisitions, as well as the Bradington-Young, Home Meridian and BOBO tradenames. We may acquire additional amortizable assets and/or indefinite lived intangible assets in the future. Our indefinite-lived intangible assets are not amortized but are tested for impairment annually or more frequently if events or circumstances indicate that the asset might be impaired.

In accordance with ASC 350, Intangibles—Goodwill and Other, our goodwill, trademarks and trade names are tested for impairment annually as of the first day of our fourth quarter or more frequently if events or changes in circumstances indicate that the asset might be impaired. Circumstances that could indicate a potential impairment include, but are not limited to:

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

Cash Surrender Value of Life Insurance Policies

We own seventy-three life insurance policies on certain of our current and former executives and other key employees. These policies had a carrying value of $28.5 million at January 28, 2024 and have a face value of approximately $56 million as of that date. Proceeds from the policies are used to fund certain employee benefits and for other general corporate purposes. We account for life insurance as a component of employee benefits cost. Consequently, the cost of the coverage and any resulting gains or losses related to those insurance policies are recorded as a decrease or increase to operating income. Cash payments that increase the cash surrender value of these policies are classified as investing outflows on the Consolidated Statements of Cash Flows, with amounts paid in excess of the increase in cash surrender value included in operating activities. Gains on life insurance policies, which typically occur at the time a policy is redeemed, are included in the reconciliation of net income to net cash used in or provided by operating activities.

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

Advertising

We offer advertising programs to qualified dealers under which we may provide signage, catalogs and other marketing support to our dealers and may reimburse some advertising and other costs incurred by our dealers in connection with promoting our products. The cost of these programs does not exceed the fair value of the benefit received. We charge the cost of point-of-purchase materials (including signage, catalogs, and fabric and leather swatches) to selling and administrative expense as incurred. Advertising costs charged to selling and administrative expense for fiscal years 2024, 2023, and 2022 were $2.6 million, $2.0 million, and $1.9 million, respectively. The costs for other advertising allowance programs are charged against net sales. We also have arrangements with some dealers to reimburse them for a portion of their advertising costs, which provides advertising benefits to us. Costs for these arrangements are expensed as incurred and are netted against net sales in our consolidated statements of operations and comprehensive income.

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

Recently Issued Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures”. The new guidance requires enhanced reportable segment disclosures to include significant segment expenses. ASU 2023-07 is effective for annual and interim periods beginning after December 15, 2023 (our fiscal 2025). We are currently evaluating the impact that the adoption of this new guidance will have on our Consolidated Financial Statements and will add necessary disclosures upon adoption.

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures”. The new guidance requires enhanced effective tax rate reconciliation and income taxes paid disclosures. ASU 2023-09 is effective for annual periods beginning after December 15, 2024 (our fiscal 2026). We are currently evaluating the impact that the adoption of this new guidance will have on our Consolidated Financial Statements and will add necessary disclosures upon adoption.

We reviewed all other newly issued accounting pronouncements and concluded that they are either not applicable to our business or are not expected to have a material effect on our Consolidated Financial Statements as a result of future adoption.

NOTE 2 - FISCAL YEAR

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

In the notes to the consolidated financial statements, references to the:

■	2024 fiscal year and comparable terminology mean the fiscal year that began January 30, 2023 and ended January 28, 2024;
■	2023 fiscal year and comparable terminology mean the fiscal year that began January 31, 2022 and ended January 29, 2023;
■	2022 fiscal year and comparable terminology mean the fiscal year that began February 1, 2021 and ended January 30, 2022.

NOTE 3 – EXIT AND RESTRUCTURING CHARGES

We recorded inventory valuation charges of $1.8 million, $28.8 million, and $3.4 million, respectively, in each of fiscal 2024, fiscal 2023, and fiscal 2022 for slow-moving and obsolete inventory. During the fourth quarter of fiscal 2023, we recorded net inventory valuation charges of approximately $24.4 million to write down the value of ACH and PRI inventories and other excess inventories to market, including excess Samuel Lawrence Furniture brand inventories. Management approved a plan to exit the Accentrics Home (ACH) e-commerce brand of the Home Meridian segment along with repositioning the Prime Resources International (PRI) at the end of fiscal 2023. Due to historically high freight costs on these inventories, high handling costs, current demand and industry discounting levels, as well as our current inventory levels, management determined that a viable and profitable market for these products didn’t exist and was unwilling to continue to incur additional lease, warehouse, labor and other costs to store and sell aging inventory below cost. These inventory valuation charges were included as a separate line item below cost of goods sold in the Consolidated Statement of Operations.

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

We incurred Sunset Acquisition-related costs of $414,000 in fiscal 2022 and $69,000 in fiscal 2023. These expenses were recorded as a component of selling and administrative expenses in our fiscal 2022 and fiscal 2023 consolidated statements of operations. Sunset West’s results are included in the Domestic Upholstery segment’s results beginning with the fiscal 2023 first quarter, which include $27 million in net sales and $683,000 of operating income, including $1.1 million in intangible amortization expense for the fiscal 2023.

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

NOTE 5 – DOUBTFUL ACCOUNTS AND CUSTOMER ALLOWANCES

The activity in the allowance for doubtful accounts was:

	Fifty-Two Weeks Ended
	January 28,	January 29,	January 30,
	2024	2023	2022
Balance at beginning of year	$1,769	$2,016	$2,338
Non-cash charges to cost and expenses	(157)	109	(76)
Increase / (decrease) in allowance, net of recoveries	205	(356)	(246)
Balance at end of year	$1,817	$1,769	$2,016

The activity in customer allowances was:

	Fifty-Two Weeks Ended
	January 28,	January 29,	January 30,
	2024	2023	2022
Balance at beginning of year	$3,702	$7,284	$6,993
Charges to cost and expenses	8,376	11,983	23,766
Less allowances applied	(10,541)	(15,364)	(23,305)
Increase / (decrease) in allowance, net of recoveries	263	(201)	(170)
Balance at end of year	$1,800	$3,702	$7,284

NOTE 6 – ACCOUNTS RECEIVABLE

	January 28,	January 29,
	2024	2023

Gross accounts receivable	$54,897	$67,600
Customer allowances	(1,800)	(3,702)
Allowance for doubtful accounts	(1,817)	(1,769)
Trade accounts receivable	$51,280	$62,129

NOTE 7 – INVENTORIES

	January 28,	January 29,
	2024	2023
Finished furniture	$75,354	$115,015
Furniture in process	1,702	1,943
Materials and supplies	10,538	13,509
Inventories at FIFO	87,594	130,467
Reduction to LIFO basis	(25,779)	(33,792)
Inventories	$61,815	$96,675

At January 28, 2024 and January 29, 2023, we had $198,000 and $2.4 million, respectively, in consigned inventories, which are included in the “Finished furniture” line in the table above.

At January 28, 2024, we held $4.1 million in inventory in Vietnam. At January 29, 2023, we held $12.3 million in inventory in Vietnam and China.

NOTE 8 – PROPERTY, PLANT AND EQUIPMENT

	Depreciable Lives	January 28,	January 29,
	(In years)	2024	2023

Buildings and land improvements	15 - 30	$33,785	$32,723
Computer software and hardware	3 - 10	8,994	15,887
Machinery and equipment	10	11,708	11,013
Leasehold improvements	Term of lease	12,436	11,894
Furniture and fixtures	3 - 8	7,256	5,991
Other	5	698	694
Total depreciable property at cost		74,877	78,202
Less accumulated depreciation		(47,700)	(53,427)
Total depreciable property, net		27,177	24,775
Land		1,077	1,077
Construction-in-progress		888	1,158
Property, plant and equipment, net		$29,142	$27,010

Depreciation expenses for fiscal 2024, 2023, and 2022 were $4.9 million, $5.3 million, and $5.4 million, respectively.

Capitalized Software Costs

Certain costs incurred in connection with developing or obtaining computer software for internal use are capitalized. These costs are amortized over periods of ten years or less. Capitalized software is reported as a component of computer software and hardware above and on the property, plant, and equipment line of our consolidated balance sheets. The activity in capitalized software costs was:

	Fifty-Two Weeks Ended
	January 28,	January 29,	January 30,
	2024	2023	2022
Balance beginning of year	$1,348	$2,223	$3,211
Additions	33	-	65
Amortization expense	(400)	(875)	(1,053)
Disposals	(889)	-	-
Balance end of year	$92	$1,348	$2,223

NOTE 9 – CLOUD COMPUTING HOSTING ARRANGEMENT

We are in the process of implementing a common Enterprise Resource Planning (ERP) system across all divisions. The ERP system went live at Sunset West in December 2022 and in the legacy Hooker divisions and for consolidated reporting in early September 2023. We expect the new ERP system to go live in the Home Meridian segment during fiscal 2026. Based on the provisions of ASU 2018-15, Intangibles — Goodwill and Other — Internal-Use Software, we capitalize implementation costs associated with hosting arrangements that are service contracts. These costs are recorded in other noncurrent assets of our consolidated balance sheets. We amortize on a straight-line basis over 10-years term as the system went live at Sunset West and the legacy Hooker divisions. The amortization expenses are recorded as a component of selling and administrative expenses in our consolidated statements of operations. In addition, we recorded capitalized interest as we entered into new term loans in July 2022. Implementation costs of $5.1 million and interest expense of $273,000 were capitalized in fiscal 2024. Implementation costs of $5.4 million and interest expense of $84,000 were capitalized in fiscal 2023. Implementation costs of $3.2 million were capitalized in fiscal 2022. The capitalized implementation costs at January 28, 2024 and January 29, 2023 were as follows:

	January 28, 2024		January 29, 2023
	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization
Implementation Costs	13,736	(414)	8,610	(12)
Interest Expenses	357	(8)	84	(0)

NOTE 10 – INTANGIBLE ASSETS AND GOODWILL

Our goodwill, some trademarks and trade names have indefinite useful lives and, consequently, are not subject to amortization for financial reporting purposes but are tested for impairment annually or more frequently if events or circumstances indicate that the asset might be impaired.

Our non-amortizable intangible assets consist of:

■	Goodwill related to the Shenandoah (acquired 2017), Sunset West (acquired 2022) and BOBO (acquired 2023) acquisitions; and
■	Trademarks and tradenames related to the acquisitions of Bradington-Young (acquired 2002), Home Meridian (acquired 2016), and BOBO Intriguing Objects (acquired 2023).

We review goodwill and other intangible assets annually for impairment or more frequently if events or circumstances indicate that it might be impaired. Based on our internal analyses, at January 28, 2024, we concluded our non-amortizable trademarks and trade names are not impaired and Shenandoah, Sunset West and BOBO goodwill is not impaired.

During fiscal 2024, we recorded $500,000 in trademarks with indefinite lives and $84,000 in goodwill as a result of the BOBO acquisition.

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

Details of our intangible assets were as follows:

	January 28, 2024		January 29, 2023

	Gross carrying amount	Accumulated Amortization	Gross carrying amount	Accumulated Amortization
Intangible assets with indefinite lives:
Goodwill
Domestic Upholstery - Shenandoah *	490	-	490	-
Domestic Upholstery - Sunset West	14,462	-	14,462	-
All Other - BOBO Intriguing Objects	84	-	-	-
Goodwill	15,036	-	14,952	-

Trademarks and Trade names *	8,011	-	7,907	-

Intangible assets with definite lives:
Customer Relations	38,001	(18,982)	38,001	(15,618)
Trademarks and Trade names	2,334	(741)	1,938	(449)

Intangible assets, net	48,346	(19,723)	47,846	(16,067)

*: The amounts are net of impairment charges of $16.4 million related to Shenandoah goodwill and $4.8 million related to certain Home Meridian segment trade names, which were recorded in fiscal 2021.

The estimated amortization expense associated with our amortizable intangible assets is expected to be as follows:

Fiscal Year	Amount

2025	3,685
2026	3,528
2027	3,487
2028	2,178
2029	2,178
2030 and thereafter	5,555
$20,611

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

As of January 28, 2024 and January 29, 2023, Company-owned life insurance was measured at fair value on a recurring basis based on Level 2 inputs. The fair value of the Company-owned life insurance is determined by inputs that are readily available in public markets or can be derived from information available in publicly quoted markets. Additionally, the fair value of the Company-owned life insurance is marked to market each reporting period and any change in fair value is reflected in income for that period.

Our assets measured at fair value on a recurring basis at January 28, 2024 and January 29, 2023 were as follows:

	Fair value at January 28, 2024				Fair value at January 29, 2023
Description	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets measured at fair value
Company-owned life insurance	$-	$28,528	$-	$28,528	$-	$27,576	$-	$27,576

NOTE 12 – LEASES

In fiscal 2020, we adopted Accounting Standards Codification Topic 842 Leases. See “Leases” under Note 1 for a discussion of our accounting policies and elections under Topic 842. We have a sub-lease at one of our warehouses and we recognized sub-lease income of $146,000, $445,000, and $890,000 in fiscal 2024, fiscal 2023, and fiscal 2022, respectively.

The components of lease cost and supplemental cash flow information for leases in fiscal 2024, 2023 and 2022 were:

	Fifty-two Weeks Ended
	January 28, 2024	January 29, 2023	January 30, 2022
Operating lease cost	$10,912	$9,908	$8,144
Variable lease cost	248	234	208
Short-term lease cost	399	327	117
Total operating lease cost	$11,559	$10,469	$8,469

Operating cash outflows	$10,537	$10,527	$7,730

During the fiscal 2024 second quarter, we reduced our footprint by 200,000 square feet in the Georgia warehouse. During the third quarter, we entered into an agreement to further reduce our footprint by 200,000 square feet by early calendar 2024. These modifications resulted in an approximate $13 million decrease in the lease right-of-use assets and liabilities. The right-of-use assets and lease liabilities recorded on our Consolidated Balance Sheets as of January 28, 2024 and January 29, 2023 were:

	January 28, 2024	January 29, 2023
Real estate	$49,968	$68,212
Property and equipment	833	737
Total operating leases right-of-use assets	$50,801	$68,949

Current portion of operating lease liabilities	$6,964	$7,316
Long term operating lease liabilities	46,414	63,762
Total operating lease liabilities	$53,378	$71,078

The weighted-average discount rate is 5.15%. The weighted-average remaining lease term is 7.0 years.

The following table reconciles the undiscounted future lease payments for operating leases to the operating lease liabilities recorded in the consolidated balance sheet at January 28, 2024:

Fiscal Year	Undiscounted Future Operating Lease Payments
2025	$9,530
2026	9,589
2027	9,428
2028	7,803
2029	7,275
2030 and thereafter	20,982
Total lease payments	$64,607
Less: impact of discounting	(11,229)
Present value of lease payments	$53,378

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

We may prepay any outstanding principal amounts borrowed under either the Secured Term Loan or the Unsecured Term Loan at any time, without penalty provided that any payment is accompanied by all accrued interest owed. As of January 28, 2024, $4.9 million was outstanding under the Unsecured Term Loan, and $18 million was outstanding under the Secured Term Loan.

We incurred $37,500 in debt issuance costs in connection with our term loans. As of January 28, 2024, unamortized loan costs of $26,250 were netted against the carrying value of our term loans on our consolidated balance sheets.

Principal payments on the term loans are as follows. The carrying amount of the term loans approximated their fair value at January 28, 2024.

Fiscal Year	Amount

2025	1,400
2026	1,400
2027	1,400
2028	18,700
$22,900

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

We were in compliance with each of these financial covenants at January 28, 2024 and expect to remain in compliance with existing covenants for the foreseeable future.

As of January 28, 2024, we had $28.3 million available under our $35 million Existing Revolver to fund working capital needs. Standby letters of credit in the aggregate amount of $6.7 million, used to collateralize certain insurance arrangements and for imported product purchases, were outstanding under the Existing Revolver as of January 28, 2024 There were no additional borrowings outstanding under the Existing Revolver as of January 28, 2024.

NOTE 14 – EMPLOYEE BENEFIT PLANS

Employee Savings Plans

We sponsor a tax-qualified 401(k) retirement plan covering substantially all employees. This plan assists employees in meeting their savings and retirement planning goals through employee salary deferrals and discretionary employer matching contributions. Our contributions to the plan amounted to $1.8 million in fiscal 2024, $1.5 million in fiscal 2023, and $1.4 million in fiscal 2022.

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

Summarized SRIP and SERP information as of each fiscal year-end (the measurement date) is as follows:

	SRIP (Supplemental Retirement Income Plan)
	January 28,	January 29,
	2024	2023
Change in benefit obligation:
Beginning projected benefit obligation	$7,976	$9,426
Service cost	58	126
Interest cost	364	243
Benefits paid	(877)	(815)
Actuarial (gain)/ loss	(150)	(1,004)
Ending projected benefit obligation (funded status)	$7,371	$7,976

Accumulated benefit obligation	$7,209	$7,783

Discount rate used to value the ending benefit obligations:	5.05%	4.85%

Amount recognized in the consolidated balance sheets:
Current liabilities (Accrued salaries, wages and benefits line)	$961	$877
Non-current liabilities (Deferred compensation line)	6,410	7,099
Total	$7,371	$7,976

	Fifty-Two Weeks Ended
	January 28,	January 29,	January 30,
	2024	2023	2022
Net periodic benefit cost
Service cost	$58	$126	$133
Interest cost	364	243	178
Net (gain)/loss	(279)	83	402
Net periodic benefit cost	$143	$452	$713

Other changes recognized in accumulated other comprehensive income
Net (gain) / loss arising during period	(150)	(1,004)	(553)
Amortizations:
Gain (loss)	279	(83)	(402)
Total recognized in other comprehensive income	129	(1,087)	(955)

Total recognized in net periodic benefit cost and accumulated other comprehensive income	$272	$(635)	$(242)

Assumptions used to determine net periodic benefit cost:
Discount rate	4.85%	2.70%	1.75%
Increase in future compensation levels	4.00%	4.00%	4.00%

Estimated Future Benefit Payments:
Fiscal 2025	$961
Fiscal 2026	961
Fiscal 2027	788
Fiscal 2028	813
Fiscal 2029	830
Fiscal 2030 through fiscal 2034	3,668

For the SRIP, the discount rate used to determine the fiscal 2024 net periodic cost was 4.85%, based on the Mercer yield curve and the plan’s expected benefit payments. At January 28, 2024, combining the Mercer yield curve and the plan's expected benefit payments resulted in a rate of 5.05%. This rate was used to value the ending benefit obligations.

At January 28, 2024, the actuarial gain related to the SRIP amounted to $150,000, net of tax $41,000. At January 29, 2023, the actuarial gain related to the SRIP amounted to $1 million, net of tax of $288,000. The estimated actuarial gain that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the 2025 fiscal year is $236,188. There is no expected prior service (cost) or credit amortization.

	SERP (Supplemental Executive Retirement Plan)
	January 28,	January 29,
	2024	2023
Change in benefit obligation:
Beginning projected benefit obligation	$1,295	$1,531
Service cost	-	-
Interest cost	57	41
Benefits paid	(157)	(158)
Actuarial (gain)/loss	29	(119)
Ending projected benefit obligation (funded status)	$1,224	$1,295

Accumulated benefit obligation	$1,224	$1,295

Discount rate used to value the ending benefit obligations:	4.90%	4.70%

Amount recognized in the consolidated balance sheets:
Current liabilities (Accrued salaries, wages and benefits line)	$155	$155
Non-current liabilities (Deferred compensation line)	1,069	1,140
Total	$1,224	$1,295

	Fifty-Two Weeks Ended
	January 28,	January 29,	January 30,
	2024	2023	2022
Net periodic benefit cost
Service cost	$-	$-	$-
Interest cost	57	41	34
Net gain	(15)	(2)
Net periodic benefit cost	$42	$39	$34

Other changes recognized in accumulated other comprehensive income
Net (gain)/loss arising during period	29	(119)	(39)
Amortizations:
Gain (Loss)	15	2	-
Total recognized in other comprehensive income	44	(117)	(39)

Total recognized in net periodic benefit cost and accumulated other comprehensive income	$86	$(78)	$(5)

Assumptions used to determine net periodic benefit cost:
Discount rate	4.70%	2.80%	2.10%
Increase in future compensation levels	N/A	N/A	N/A

Estimated Future Benefit Payments:
Fiscal 2025	$155
Fiscal 2026	149
Fiscal 2027	142
Fiscal 2028	135
Fiscal 2029	127
Fiscal 2030 through fiscal 2034	504

For the SERP, the discount rate assumption used to measure the projected benefit obligations is set by reference to a certain hypothetical AA-rated corporate bond spot-rate yield curve constructed by our actuary, Aon (“Aon”) and the plan’s projected cash flows, rounded to the nearest 10 bps. At January 28, 2024, combining the Aon AA Above Median yield curve and the plan's expected benefit payments created a rate of 4.90%. This rate was used to value the ending benefit obligations. At January 29, 2023, combining the Aon AA Above Median yield curve and the plan's expected benefit payments created a rate of 4.70%. This rate was used to determine the fiscal 2024 net periodic cost. The change in the discount rate from 4.70% to 4.90% decreased liabilities.

At January 28, 2024, the actuarial loss related to the SERP was $29,000. At January 29, 2023, the actuarial gain related to the SERP was $119,000.

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

We account for restricted stock awards as “non-vested equity shares” until the awards vest or are forfeited. Restricted stock awards to non-employee directors and certain other management employees vest if the director/employee remains on the board/employed through the specified vesting period for shares and may vest earlier upon certain events specified in the plan. For shares issued to non-employee directors during fiscal 2016 and after, there is a 12-month service period. The fair value of each share of restricted stock is the market price of our common shares on the grant date. The weighted average grant-date fair values of unvested restricted stock awards issued during fiscal 2024 were $18.73, $15.10, $17.65 and $21.22, during fiscal 2023 were $22.19 and $18.26, and during fiscal 2022 was $37.20.

The restricted stock awards outstanding as of January 28, 2024 had an aggregate grant-date fair value of $3.6 million, after taking vested and forfeited restricted shares into account. As of January 28, 2024, we have recognized non-cash compensation expense of approximately $1.9 million related to these non-vested awards. During fiscal 2024, 45,339 shares vested with an average grant date fair value of $714,000. The remaining $1.7 million of grant-date fair value for unvested restricted stock awards outstanding at January 28, 2024 will be recognized over the remaining vesting periods for these awards. The number of outstanding restricted shares increased due primarily to grants of restricted shares to a larger population of our non-executive employees as an incentive for retention and alignment of individual performance to our values.

For each restricted stock issuance, the following table summarizes restricted stock activity, including the weighted average issue price of those shares on the grant date, the fair value of each grant of restricted stock on the grant date, compensation expense recognized for the unvested shares of restricted stock for each grant and the remaining fair value of the unvested shares of restricted stock for each grant as of January 28, 2024:

	Whole	Grant-Date	Aggregate	Compensation	Grant-Date Fair Value
	Number of	Fair Value	Grant-Date	Expense	Unrecognized At
	Shares	Per Share	Fair Value	Recognized	January 28, 2024

Restricted shares Issued on April 8, 2021	16,613	$37.20	$618	$317	$19
Forfeited	(7,576)		(282)

Restricted shares Issued on January 31, 2022	22,534	22.19	500	260	130
Forfeited	(4,958)		(110)

Restricted shares Issued on April 11, 2022	64,518	18.26	1,178	636	405
Forfeited	(7,524)		(137)

Restricted shares Issued on April 10, 2023	67,537	18.73	1,265	351	914

Restricted shares Issued on May 5, 2023	3,311	15.10	50	12	37

Restricted shares Issued on June 9, 2023	23,796	17.65	420	280	140

Restricted shares Issued on July 24, 2023	3,534	21.22	75	15	60

Awards outstanding at January 28, 2024:	181,785		$3,577	$1,872	$1,705

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

The following table presents RSU activities for the year ended January 28, 2024:

	Whole	Grant-Date	Aggregate	Compensation	Grant-Date Fair Value
	Number of	Fair Value	Grant-Date	Expense	Unrecognized At
	Units	Per Unit	Fair Value	Recognized	January 28, 2024
RSUs Awarded on April 8, 2021	8,186	$35.05	$287	$209	$12
Forfeited	(1,882)		(66)

RSUs for retention Awarded on April 8, 2021	4,865	35.05	171	108	6
Forfeited	(1,613)		(57)

RSUs Awarded on April 11, 2022	19,157	15.86	304	186	118

RSUs Awarded on April 10, 2023	18,676	16.19	302	84	218

Awards outstanding at January 28, 2024:	47,389		$941	$586	$355

We have issued Performance-based Restricted Stock Units (“PSUs”) to our named executive officers since fiscal 2019 under the Company’s Stock Incentive Plan. Each PSU entitles the executive officer to receive one share of our common stock based on the achievement of two specified performance conditions if the executive officer remains continuously employed through the end of the three-year performance period. One target is based on our annual average growth in our EPS over the performance period and the other target is based on EPS growth over the performance period compared to our peers. The payout or settlement of the PSUs will be made in shares of our common stock. PSUs awarded in fiscal 2022 were forfeited as the performance targets were not met. The following table presents PSU activities for the year ended January 28, 2024:

	Whole	Grant-Date	Aggregate	Compensation	Grant-Date Fair Value
	Number of	Fair Value	Grant-Date	Expense	Unrecognized At
	Units	Per Unit	Fair Value	Recognized	January 28, 2024

PSUs Awarded on April 11, 2022	46,725	$18.26	$853	$569	$284

PSUs Awarded on April 10, 2023	45,552	18.73	853	284	569

Awards outstanding at January 28, 2024:	92,277		$1,706	$853	$853

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

We expect to continue to grant these types of awards annually in the future. The following table sets forth the number of outstanding restricted stock awards and RSUs and PSUs, net of forfeitures and vested shares, as of the fiscal period-end dates indicated:

	January 28,	January 29,	January 30,
	2024	2023	2022

Restricted shares	181,785	132,304	59,500
RSUs and PSUs	139,666	100,969	77,841
	321,451	233,273	137,341

All restricted shares, RSUs and PSUs awarded that have not yet vested are considered when computing diluted earnings per share.

During fiscal 2024, we purchased and retired 620,634 shares of our common stock (at an average price of $18.79 per share) under the $20 million share repurchase authorization approved by our board of directors in fiscal 2023 and the additional $5 million share repurchase authorization approved by our board of directors in the second quarter of this year. These repurchases reduced our total outstanding shares and, consequently, reduced the weighted outstanding shares used in our calculation of earnings per share for fiscal 2024 shown below. The share repurchase program was completed during the fiscal 2024 third quarter.

The following table sets forth the computation of basic and diluted earnings per share:

	Fifty-Two Weeks Ended
	January 28,	January 29,	January 30,
	2024	2023	2022

Net income/(loss)	$9,865	$(4,312)	$11,718
Less: Dividends on unvested restricted shares	153	103	46
Net earnings allocated to unvested restricted stock	156	-	61
Earnings available for common shareholders	$9,556	$(4,415)	$11,611

Weighted average shares outstanding for basic earnings per share	10,684	11,593	11,852
Dilutive effect of unvested restricted stock awards	154	*	118
Weighted average shares outstanding for diluted earnings per share	10,838	11,593	11,970

Basic earnings/(loss) per share	$0.91	$(0.37)	$0.99

Diluted earnings/(loss) per share	$0.91	$(0.37)	$0.97

*Due to net loss in fiscal 2023, approximately 117,000 shares would have been antidilutive and are therefore excluded from the calculation of earnings per share, respectively.

NOTE 17 – INCOME TAXES

Our provision for income taxes was as follows for the periods indicated:

	Fifty-Two Weeks Ended
	January 28,	January 29,	January 30,
	2024	2023	2022
Current expense
Federal	$6	$1,024	$650
Foreign	47	75	107
State	-	223	307
Total current expense	53	1,322	1,064

Deferred taxes
Federal	2,227	(2,617)	1,980
State	293	(542)	344
Total deferred taxes	2,520	(3,159)	2,324
Income tax (benefit)/expense	$2,573	$(1,837)	$3,388

Total tax expense for fiscal 2024 was $2.6 million, of which $2.6 million expense was allocated to continuing operations and $41,000 tax benefit was allocated to other comprehensive income. Total tax benefit for fiscal 2023 was $1.5 million, of which $1.8 million benefit was allocated to continuing operations and $288,000 tax expense was allocated to other comprehensive income. Total tax expense for fiscal 2022 was $3.6 million, of which $3.4 million expense was allocated to continuing operations and $237,000 tax expense was allocated to other comprehensive income.

The effective income tax rate differed from the federal statutory tax rate as follows for the periods indicated:

	Fifty-Two Weeks Ended
	January 28,	January 29,	January 30,
	2024	2023	2022

Income taxes at statutory rate	21.0%	21.0%	21.0%
Increase (decrease) in tax rate resulting from:
State taxes, net of federal benefit	1.9	4.1	3.4
Officer's life insurance	-1.7	4.0	-1.3
Expiration of capital loss	0.0	0.0	2.0
Change in valuation allowance	0.1	-0.2	-1.9
Other	-0.6	1.0	-0.8
Effective income tax rate	20.7%	29.9%	22.4%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities for the period indicated were:

	January 28,	January 29,
	2024	2023
Assets
Intangible assets	$5,590	$6,409
Inventories	-	3,618
Deferred compensation	2,494	3,007
Allowance for bad debts	816	889
Employee benefits	1,008	746
Loss and credit carryover	6,655	418
Accrued liabilities	238	79
Deferred rent	716	605
Other	-	215
Total deferred tax assets	17,517	15,986
Valuation allowance	(107)	(100)
	17,410	15,886
Liabilities
Property, plant and equipment	1,710	1,117
Inventories	3,319	-
Other	376	285
Total deferred tax liabilities	5,405	1,402
Net deferred tax assets	$12,005	$14,484

At January 28, 2024 and January 29, 2023 our net deferred tax asset was $12.0 million and $14.5 million, respectively. The increase in the valuation allowance of $7,000 was due to additional foreign tax credit carry forward. We expect to fully realize the benefit of the deferred tax assets, with the exception of a portion of the foreign tax credit carry forward, in future periods when the amounts become deductible.

We have federal and state net operating loss carry forwards of $22.7 million and $14.4 million, respectively, which have various expiration dates beginning in fiscal 2039 through fiscal 2044, with some having an indefinite carry forward period. We have foreign tax credit carry forwards of $147,000 which expire beginning in fiscal 2029 through fiscal 2034. We also have charitable contribution carry forwards of $3.2 million, which expire in fiscal 2028 and fiscal 2029.

Current accounting standards prescribe a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The guidance also addresses de-recognition, classification, interest and penalties, accounting in interim periods and disclosure. We do not have unrecognized tax benefits as of January 28, 2024.

Tax years ending January 31, 2021 through January 28, 2024 remain subject to examination by federal and state taxing authorities.

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
■

All Other, consisting of H Contract, BOBO Intriguing Objects, and Lifestyle Brands. None of these operating segments were individually reportable; therefore, we combined them in “All Other” in accordance with ASC 280.

Changes to segment reporting for fiscal 2024

We regularly monitor our reportable segments for changes in facts and circumstances to determine whether changes in the identification or aggregation of operating segments are necessary. Before the fiscal 2024 third quarter, H Contract’s results included sales of products sourced from the Hooker Branded and Domestic Upholstery segments. Due to a change in the way management internally evaluates operating performance, beginning with fiscal 2024 third quarter, Hooker Branded and Domestic Upholstery segments’ results now include sales of products formerly included in H Contract’s results. Fiscal 2024 and fiscal 2023 results discussed below have been recast to reflect this change. The Home Meridian segment is unchanged.

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

	Fifty-Two Weeks Ended
	January 28, 2024		January 29, 2023		January 30, 2022
		% Net		% Net		% Net
Net Sales		Sales		Sales		Sales
Hooker Branded	$156,590	36.2%	$205,935	35.3%	$200,945	33.8%
Home Meridian	143,538	33.1%	216,338	37.1%	278,902	47.0%
Domestic Upholstery	126,827	29.3%	156,717	26.9%	106,827	18.0%
All Other	6,271	1.4%	4,112	0.7%	6,938	1.2%
Consolidated	$433,226	100%	$583,102	100%	$593,612	100%

Gross Profit/(Loss)
Hooker Branded	$57,671	36.8%	$60,871	29.6%	$63,333	31.5%
Home Meridian	24,367	17.0%	(2,620)	-1.2%	15,213	5.5%
Domestic Upholstery	24,048	19.0%	32,633	20.8%	20,860	19.5%
All Other	2,606	41.5%	2,410	58.6%	2,296	33.1%
Consolidated	$108,692	25.1%	$93,294	16.0%	$101,702	17.1%

Operating Income/(Loss)
Hooker Branded	$16,844	10.8%	$22,030	10.7%	$30,705	15.3%
Home Meridian	(5,530)	-3.9%	(37,181)	-17.2%	(21,260)	-7.6%
Domestic Upholstery	1,131	0.9%	8,871	5.7%	4,675	4.4%
All Other	(87)	-1.4%	234	5.7%	723	10.4%
Consolidated	$12,358	2.9%	$(6,046)	-1.0%	$14,843	2.5%

Capital Expenditures
Hooker Branded	$4,185		$1,813		$558
Home Meridian	1,679		1,280		4,829
Domestic Upholstery	860		1,106		1,295
All Other	91		-		10
Consolidated	$6,815		$4,199		$6,692

Depreciation & Amortization
Hooker Branded	$2,268		$2,092		$2,530
Home Meridian	2,689		2,899		2,594
Domestic Upholstery	3,972		3,827		2,678
All Other	27		11		12
Consolidated	$8,956		$8,829		$7,814

	As of January 28,		As of January 29,
	2024	%Total	2023	%Total
Assets		Assets		Assets
Hooker Branded	$168,832	56.3%	$174,523	52.1%
Home Meridian	58,799	19.6%	92,469	27.6%
Domestic Upholstery	67,230	22.4%	66,435	19.8%
All Other	5,067	1.7%	1,558	0.5%
Consolidated Assets	$299,928	100%	$334,985	100%
Consolidated Goodwill and Intangibles	43,658		46,731
Total Consolidated Assets	$343,586		$381,716

Sales by product type are as follows:

	Net Sales (in thousands)
	Fiscal
	2024		2023		2022

Casegoods	$248,627	57%	$328,849	56%	$348,548	59%
Upholstery	184,599	43%	254,253	44%	245,064	41%
	$433,226	100%	$583,102	100%	$593,612	100%

No significant long-lived assets were held outside the United States at either January 28, 2024 or January 29, 2023. International customers accounted for less than 2% of consolidated invoiced sales in fiscal 2024, 2023 and 2022. We define international sales as sales outside of the United States and Canada.

NOTE 19 – COMMITMENTS, CONTINGENCIES AND OFF-BALANCE SHEET ARRANGEMENTS

Commitments and Off-Balance Sheet Arrangements

We had letters of credit outstanding totaling $6.7 million on January 28, 2024. We utilize letters of credit to collateralize certain imported inventory purchases and certain insurance arrangements.

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

NOTE 20 – CONCENTRATIONS OF RISK

Imported Products Sourcing

We source imported products through multiple vendors, located in ten countries. Because of the large number and diverse nature of the foreign factories from which we can source our imported products, we have some flexibility in the placement of products in any particular factory or country.

Factories located in Vietnam are a critical resource for Hooker Furnishings. In fiscal 2024, imported products sourced from Vietnam accounted for 88% of our import purchases and our top five suppliers accounted for 60% of our fiscal 2024 import purchases. A disruption in our supply chain from Vietnam could significantly impact our ability to fill customer orders for products manufactured at that factory or in that country.

Raw Materials Sourcing for Domestic Upholstery Manufacturing

Our five largest domestic upholstery suppliers accounted for 35% of our raw materials supply purchases for domestic upholstered furniture manufacturing operations in fiscal 2024. One supplier accounted for 9% of our raw material purchases in fiscal 2024. Should disruptions with these suppliers occur, we believe we could successfully source these products from other suppliers without significant disruption to our operations.

Concentration of Sales and Accounts Receivable

One customer accounted for approximately 6% of our consolidated sales in fiscal 2024. Our top five customers accounted for 22% of our fiscal 2024 consolidated sales. The loss of any one or more of these customers could adversely affect our earnings, financial condition and liquidity. At January 28, 2024, 16% of our consolidated accounts receivable is concentrated in our top five customers.

NOTE 21 - RELATED PARTY TRANSACTIONS

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

NOTE 22 - SUBSEQUENT EVENTS

Cash Dividend

On March 4, 2024, our Board of Directors declared a quarterly cash dividend of $0.23 per share, payable on March 29, 2024 to shareholders of record at March 18, 2024.