Form 10-Q
period 2024-04-28
HOOKER FURNISHINGS Corp
filed 2024-06-07
CIK 1077688

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended April 28, 2024

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

As of May 31, 2024, there were 10,682,190 shares of the registrant’s common stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

HOOKER FURNISHINGS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

As of	April 28,	January 28,
	2024	2024
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$40,875	$43,159
Trade accounts receivable, net	49,586	51,280
Inventories	56,637	61,815
Income tax recoverable	2,520	3,014
Prepaid expenses and other current assets	7,318	5,530
Total current assets	156,936	164,798
Property, plant and equipment, net	28,945	29,142
Cash surrender value of life insurance policies	28,677	28,528
Deferred taxes	13,344	12,005
Operating leases right-of-use assets	49,231	50,801
Intangible assets, net	27,697	28,622
Goodwill	15,036	15,036
Other assets	15,664	14,654
Total non-current assets	178,594	178,788
Total assets	$335,530	$343,586

Liabilities and Shareholders’ Equity
Current liabilities
Current portion of long-term debt	$22,526	$1,393
Trade accounts payable	18,619	16,470
Accrued salaries, wages and benefits	5,642	7,400
Customer deposits	6,610	5,920
Current portion of operating lease liabilities	7,085	6,964
Other accrued expenses	2,430	3,262
Total current liabilities	62,912	41,409
Long term debt	-	21,481
Deferred compensation	7,262	7,418
Operating lease liabilities	44,864	46,414
Other long-term liabilities	900	889
Total long-term liabilities	53,026	76,202
Total liabilities	115,938	117,611

Shareholders’ equity
Common stock, no par value, 20,000 shares authorized, 10,679 and 10,672 shares issued and outstanding on each date	49,729	49,524
Retained earnings	169,174	175,717
Accumulated other comprehensive income	689	734
Total shareholders’ equity	219,592	225,975
Total liabilities and shareholders’ equity	$335,530	$343,586

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

HOOKER FURNISHINGS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	For the
	Thirteen Weeks Ended
	April 28,	April 30,
	2024	2023

Net sales	$93,571	$121,815

Cost of sales	74,350	93,909

Gross profit	19,221	27,906

Selling and administrative expenses	23,467	25,048
Intangible asset amortization	924	883

Operating (loss) / income	(5,170)	1,975

Other income, net	627	56
Interest expense, net	364	179

(Loss) / income before income taxes	(4,907)	1,852

Income tax (benefit) / expense	(816)	402

Net (loss) / income	$(4,091)	$1,450

(Loss) / earnings per share
Basic	$(0.39)	$0.13
Diluted	$(0.39)	$0.13

Weighted average shares outstanding:
Basic	10,496	10,976
Diluted	10,496	11,077

Cash dividends declared per share	$0.23	$0.22

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

HOOKER FURNISHINGS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) / INCOME

(In thousands)

(Unaudited)

	For the
	Thirteen Weeks Ended
	April 28,	April 30,
	2024	2023

Net (loss) / income	$(4,091)	$1,450
Other comprehensive income:
Actuarial adjustments	(59)	(70)
Income tax effect on adjustments	14	17
Adjustments to net periodic benefit cost	(45)	(53)

Total comprehensive (loss) / income	$(4,136)	$1,397

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

HOOKER FURNISHINGS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the
	Thirteen Weeks Ended
	April 28,	April 30,
	2024	2023
Operating Activities:
Net (loss) / income	$(4,091)	$1,450
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,283	2,147
Deferred income tax expense	(1,329)	293
Noncash restricted stock and performance awards	205	371
Provision for doubtful accounts and sales allowances	(408)	37
Gain on life insurance policies	(938)	(634)
Changes in assets and liabilities:
Trade accounts receivable	2,102	7,564
Inventories	5,179	23,487
Income tax recoverable	493	93
Prepaid expenses and other assets	(2,183)	(2,080)
Trade accounts payable	2,122	(240)
Accrued salaries, wages, and benefits	(1,758)	(3,547)
Customer deposits	690	(1,928)
Operating lease assets and liabilities	139	305
Other accrued expenses	(819)	(4,743)
Deferred compensation	(210)	(225)
Net cash provided by operating activities	$1,477	$22,350

Investing Activities:
Purchases of property and equipment	(843)	(3,158)
Premiums paid on life insurance policies	(116)	(107)
Net cash used in investing activities	$(959)	$(3,265)

Financing Activities:
Purchase and retirement of common stock	-	(4,317)
Cash dividends paid	(2,452)	(2,444)
Payments for long-term loans	(350)	(350)
Net cash used in financing activities	$(2,802)	$(7,111)

Net (decrease) / increase in cash and cash equivalents	(2,284)	11,974
Cash and cash equivalents - beginning of year	43,159	19,002
Cash and cash equivalents - end of quarter	$40,875	$30,976

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$15	$16
Cash paid for interest, net	367	202

Non-cash transactions:
Increase in lease liabilities arising from changes in right-of-use assets	$287	$-
Increase in property and equipment through accrued purchases	26	145

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

HOOKER FURNISHINGS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In thousands, except per share data)

(Unaudited)

				Accumulated
				Other	Total
	Common Stock		Retained	Comprehensive	Shareholders'
	Shares	Amount	Earnings	Income	Equity
Balance at January 29, 2023	11,197	$50,770	$184,386	$865	$236,021
Net income for the 13 weeks ended April 30, 2023			1,450		1,450
Actuarial adjustments on defined benefit plan, net of tax of $17				(53)	(53)
Cash dividends paid ($0.22 per share)			(2,444)		(2,444)
Purchase and retirement of common stock	(227)	$(1,081)	(3,240)		(4,321)
Restricted stock grants, net of forfeitures	59	(150)			(150)
Restricted stock compensation cost		335			335
Performance-based restricted stock units cost		193			193
Balance at April 30, 2023	11,029	$50,067	$180,152	$812	$231,031

Balance at January 28, 2024	10,672	$49,524	$175,717	$734	$225,975
Net loss for the 13 weeks ended April 28, 2024			(4,091)		(4,091)
Actuarial adjustments on defined benefit plan, net of tax of $14				(45)	(45)
Cash dividends paid ($0.23 per share)			(2,452)		(2,452)
Restricted stock grants, net of forfeitures	7	(205)			(205)
Restricted stock compensation cost		268			268
Performance-based restricted stock units cost		142			142
Balance at April 28, 2024	10,679	$49,729	$169,174	$689	$219,592

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

HOOKER FURNISHINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar and share amounts in tables, except per share amounts, in thousands unless otherwise indicated)

(Unaudited)

For the Thirteen Weeks Ended April 28, 2024

1.         Preparation of Interim Financial Statements

The condensed consolidated financial statements of Hooker Furnishings Corporation and subsidiaries (referred to as “we,” “us,” “our,” “Hooker” or the “Company”) have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management these statements include all adjustments necessary for a fair statement of the results of all interim periods reported herein. All such adjustments are of a normal recurring nature. Certain information and footnote disclosures prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) are condensed or omitted pursuant to SEC rules and regulations. However, we believe that the disclosures made are adequate for a fair presentation of our results of operations and financial position. These financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in our annual report on Form 10-K for the fiscal year ended January 28, 2024 (“2024 Annual Report”). The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect both the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from our estimates. Operating results for the interim periods reported herein may not be indicative of the results expected for the fiscal year.

The financial statements contained herein are being filed as part of a quarterly report on Form 10-Q covering the 2025 fiscal year thirteen-week period (also referred to as “three months,” “three-month period,” “quarter,” “first quarter” or “quarterly period”) that began January 29, 2024 and ended April 28, 2024. This report discusses our results of operations for these periods compared to the 2024 fiscal year thirteen-week period that began January 30, 2023 and ended April 30, 2023; and our financial condition as of April 28, 2024 compared to January 28, 2024.

References in these notes to the condensed consolidated financial statements of the Company to:

■	the 2025 fiscal year and comparable terminology mean the fifty-three-week fiscal year that began January 29, 2024 and will end February 2, 2025; and

■	the 2024 fiscal year and comparable terminology mean the fifty-two-week fiscal year that began January 30, 2023 and ended January 28, 2024.

2.          Recently Adopted Accounting Policies

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures”. The new guidance requires enhanced reportable segment disclosures to include significant segment expenses. ASU 2023-07 is effective for annual periods beginning after December 15, 2023 (our fiscal 2025) and interim periods beginning after December 15, 2024 (our fiscal 2026). We are currently evaluating the impact that the adoption of this new guidance will have on our consolidated financial statements and will add necessary disclosures upon adoption.

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

3.         Accounts Receivable

	April 28,	January 28,
	2024	2024

Gross accounts receivable	$52,605	$54,897
Customer allowances	(1,191)	(1,800)
Allowance for doubtful accounts	(1,828)	(1,817)
Trade accounts receivable	$49,586	$51,280

4.          Inventories

	April 28,	January 28,
	2024	2024
Finished furniture	$69,554	$75,354
Furniture in process	1,695	1,702
Materials and supplies	11,189	10,538
Inventories at FIFO	82,438	87,594
Reduction to LIFO basis	(25,801)	(25,779)
Inventories	$56,637	$61,815

5.         Property, Plant and Equipment

	Depreciable Lives	April 28,	January 28,
	(In years)	2024	2024

Buildings and land improvements	15 - 30	$33,797	$33,785
Computer software and hardware	3 - 10	9,045	8,994
Machinery and equipment	10	12,094	11,708
Leasehold improvements	Term of lease	13,097	12,436
Furniture and fixtures	3 - 10	7,427	7,256
Other	5	705	698
Total depreciable property at cost		76,165	74,877
Less accumulated depreciation		(48,737)	(47,700)
Total depreciable property, net		27,428	27,177
Land		1,077	1,077
Construction-in-progress		440	888
Property, plant and equipment, net		$28,945	$29,142

6.          Cloud Computing Hosting Arrangement

We are in the process of implementing a common Enterprise Resource Planning (ERP) system across all divisions. The ERP system went live at Sunset West in December 2022 and in the legacy Hooker divisions and for consolidated reporting in early September 2023. We expect the new ERP system to go live in the Home Meridian segment during fiscal 2026.

Based on the provisions of ASU 2018-15, Intangibles — Goodwill and Other — Internal-Use Software, we capitalize implementation costs associated with hosting arrangements that are service contracts. These costs are recorded in other noncurrent assets of our consolidated balance sheets. We amortize on a straight-line basis over a 10-year term as the system went live at Sunset West and the legacy Hooker divisions. The amortization expenses are recorded as a component of selling and administrative expenses in our consolidated statements of operations. Additionally, we recorded capitalized interest as we entered into new term loans in July 2022. Implementation costs of $1.3 million and interest expense of $55,000 were capitalized in fiscal 2025 first quarter. Implementation costs of $1.3 million and interest expense of $66,000 were capitalized in fiscal 2024 first quarter. The capitalized implementation costs at April 28, 2024 and January 28, 2024 were as follows:

	April 28, 2024		January 28, 2024
	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization
Implementation Costs	$15,019	$(701)	$13,736	$(414)
Interest Expenses	412	(13)	357	(8)

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

As of April 28, 2024 and January 28, 2024, Company-owned life insurance was measured at fair value on a recurring basis based on Level 2 inputs. The fair value of the Company-owned life insurance is determined by inputs that are readily available in public markets or can be derived from information available in publicly quoted markets. Additionally, the fair value of the Company-owned life insurance is marked to market each reporting period and any change in fair value is reflected in income for that period.

Our assets measured at fair value on a recurring basis at April 28, 2024 and January 28, 2024, were as follows:

	Fair value at April 28, 2024				Fair value at January 28, 2024
Description	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets measured at fair value
Company-owned life insurance	$-	$28,677	$-	$28,677	$-	$28,528	$-	$28,528

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

	April 28, 2024		January 28, 2024
	Gross carrying amount	Accumulated Amortization	Gross carrying amount	Accumulated Amortization
Intangible assets with indefinite lives:
Goodwill
Domestic Upholstery - Shenandoah *	490	-	490	-
Domestic Upholstery - Sunset West	14,462	-	14,462	-
All Other - BOBO Intriguing Objects	84	-	84	-
Goodwill	15,036	-	15,036	-

Trademarks and Trade names *	8,011	-	8,011	-

Intangible assets with definite lives:
Customer Relations	38,001	(19,825)	38,001	(18,982)
Trademarks and Trade names	2,334	(822)	2,334	(741)

Intangible assets, net	48,346	(20,647)	48,346	(19,723)

*: The amounts are net of impairment charges of $16.4 million related to Shenandoah goodwill and $4.8 million related to certain Home Meridian segment trade names, which were recorded in fiscal 2021.

Amortization expenses for intangible assets with definite lives were $924,000 and $883,000 for the first quarters of fiscal 2025 and 2024, respectively. For the remainder of fiscal 2025, amortization expense is expected to be approximately $2.8 million.

9.          Leases

We have operating leases for warehouses, showrooms, manufacturing facilities, offices and equipment. We recognized sublease income of $53,000 and $29,000 in the first quarters of fiscal 2025 and 2024, respectively.

The components of lease cost and supplemental cash flow information for leases for the first quarters of fiscal 2025 and 2024 were:

	Thirteen Weeks Ended
	April 28, 2024	April 30, 2023
Operating lease cost	$2,526	$2,838
Variable lease cost	105	82
Short-term lease cost	116	79
Total operating lease cost	$2,747	$2,999

Operating cash outflows	$2,608	$2,694

The right-of-use assets and lease liabilities recorded on our condensed consolidated balance sheets as of April 28, 2024 and January 28, 2024 were as follows:

	April 28, 2024	January 28, 2024
Real estate	$48,483	$49,968
Property and equipment	748	833
Total operating leases right-of-use assets	$49,231	$50,801

Current portion of operating lease liabilities	$7,085	$6,964
Long term operating lease liabilities	44,864	46,414
Total operating lease liabilities	$51,949	$53,378

The weighted-average discount rate is 5.18%. The weighted-average remaining lease term is 6.9 years.

The following table reconciles the undiscounted future lease payments for operating leases to the operating lease liabilities recorded in the condensed consolidated balance sheets on April 28, 2024:

Undiscounted Future Operating Lease Payments
Remainder of fiscal 2025	$7,194
2026	9,653
2027	9,495
2028	7,874
2029	7,350
2030 and thereafter	20,994
Total lease payments	$62,560
Less: impact of discounting	(10,611)
Present value of lease payments	$51,949

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

■

2022 Secured Term Loan. The Amendment provided us with an $18 million term loan (the “Secured Term Loan”), which was disbursed to us on July 26, 2022. We are required to pay monthly interest only payments at a rate per annum equal to the then current BSBY rate (adjusted periodically) plus 0.90% on the outstanding balance until the principal is paid in full. The interest rate will be adjusted on a monthly basis. On July 26, 2027, the entire outstanding indebtedness is due in full, including all principal and interest. The Secured Term Loan is secured by certain company-owned life insurance policies under a Security Agreement (Assignment of Life Insurance Policy as Collateral) dated July 26, 2022, by and between the Company and BofA; and

■

2022 Unsecured Term Loan. The Amendment provided us with a $7 million unsecured term loan (the “Unsecured Term Loan”), which was disbursed to us on July 26, 2022. We are required to make monthly principal payments of $116,667 and monthly interest payments at a rate per annum equal to the then current BSBY (adjusted periodically) plus 1.40% on the outstanding balance until paid in full. The interest rate will be adjusted monthly. On July 26, 2027, the entire outstanding indebtedness is due in full, including all principal and interest.

We may prepay any outstanding principal amounts borrowed under either the Secured Term Loan or the Unsecured Term Loan at any time, without penalty provided that any payment is accompanied by all accrued interest owed. As of April 28, 2024, $4.5 million was outstanding under the Unsecured Term Loan and $18 million was outstanding under the Secured Term Loan.

We incurred $37,500 in debt issuance costs in connection with our term loans. As of April 28, 2024, unamortized loan costs of $24,375 were netted against the carrying value of our term loans on our condensed consolidated balance sheets.

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

Due to our first quarter results, we were not in compliance with the Existing Loan Agreement’s basic fixed charge ratio covenant; however, subsequent to the end of our fiscal 2025 first quarter, we obtained a covenant waiver from BofA. Based on the risk of future non-compliance, we have classified all of the debt as current, and we have sufficient cash and investments on hand to retire the debt if necessary. However, we are in discussions with our lender, and we expect to reach a longer-term solution through amendments to the Existing Loan Agreement or otherwise, such that we expect to be in compliance with our financial covenants beginning in our fiscal 2025 second quarter and for the foreseeable future.

As of April 28, 2024, we had $28.3 million available under our $35 million Existing Revolver to fund working capital needs. Standby letters of credit in the aggregate amount of $6.7 million, used to collateralize certain insurance arrangements and for imported product purchases, were outstanding under the Existing Revolver as of April 28, 2024. There were no additional borrowings outstanding under the Existing Revolver as of April 28, 2024.

11.         Earnings Per Share

We refer you to the discussion of Earnings Per Share in Note 1. Summary of Significant Accounting Policies, in the financial statements included in our 2024 Annual Report, for additional information concerning the calculation of earnings per share (EPS).

All stock awards are designed to encourage retention and to provide an incentive for increasing shareholder value. We have issued restricted stock awards to non-employee members of the board of directors since 2006 and to certain non-executive employees since 2014. We have issued restricted stock units (“RSUs”) to certain senior executives since fiscal 2012 under the Company’s Stock Incentive Plan. Each RSU entitles an executive to receive one share of the Company’s common stock if the executive remains continuously employed with the Company through the end of a three-year service period. The RSUs may be paid in shares of our common stock, cash or both at the discretion of the Compensation Committee of our board of directors. We have issued Performance-based Restricted Stock Units (“PSUs”) to certain senior executives since fiscal 2019 under the Company’s Stock Incentive Plan. Each PSU entitles the executive officer to receive one share of our common stock based on the achievement of two specified performance conditions if the executive officer remains continuously employed through the end of the three-year performance period. Historically, one target is based on our annual average growth in our EPS over the performance period and the other target is based on EPS growth over the performance period compared to our peers. The payout or settlement of the PSUs will be made in shares of our common stock.

We expect to continue to grant these types of awards annually in the future. The following table sets forth the number of outstanding restricted stock awards and RSUs and PSUs, net of forfeitures and vested shares, as of the fiscal period-end dates indicated:

	April 28,	January 28,
	2024	2024

Restricted shares	171	182
RSUs and PSUs	130	140
	301	322

All restricted shares, RSUs and PSUs awarded that have not yet vested are considered when computing diluted earnings per share.

The following table sets forth the computation of basic and diluted earnings per share:

	Thirteen Weeks Ended
	April 28,	April 30,
	2024	2023

Net (loss) / income	$(4,091)	$1,450
Less: Unvested participating restricted stock dividends	41	30
Net earnings allocated to unvested participating restricted stock	-	18
(Loss) / Earnings available for common shareholders	(4,132)	1,402

Weighted average shares outstanding for basic earnings per share	10,496	10,976
Dilutive effect of unvested restricted stock, RSU and PSU awards	-	101
Weighted average shares outstanding for diluted earnings per share	10,496	11,077

Basic (loss) / earnings per share	$(0.39)	$0.13

Diluted (loss) / earnings per share	$(0.39)	$0.13

Due to net loss in fiscal 2025 first quarter, approximately 203,000 shares would have been antidilutive and are therefore excluded from the calculation of earnings per share.

12.          Income Taxes

We recorded income tax benefits of $816,000 and income tax expenses of $402,000 for the fiscal 2025 and fiscal 2024 first quarters, respectively. The effective tax rates for the fiscal 2025 and 2024 first quarters were 16.6% and 21.7%, respectively.

No material and non-routine positions have been identified as uncertain tax positions.

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

For financial reporting purposes, we are organized into three reportable segments and “All Other”, which includes the remainder of our businesses:

■	Hooker Branded, consisting of the operations of our imported Hooker Casegoods and Hooker Upholstery businesses;
■	Home Meridian, is a stand-alone, mostly autonomous business that serves a different type or class of customer than do our other operating segments and at much lower margins;
■	Domestic Upholstery, which includes the domestic upholstery manufacturing operations of Bradington-Young, HF Custom (formerly Sam Moore), Shenandoah Furniture and Sunset West; and
■

All Other, consisting of H Contract, Lifestyle Brands and BOBO Intriguing Objects. None of these operating segments were individually reportable; therefore, we combined them in “All Other” in accordance with ASC 280.

The following table presents segment information for the periods, and as of the dates, indicated.

	Thirteen Weeks Ended
	April 28,		April 30,
	2024		2023
		% Net		% Net
Net Sales		Sales		Sales
Hooker Branded	$35,353	37.8%	$43,432	35.7%
Home Meridian	26,424	28.2%	41,921	34.4%
Domestic Upholstery	30,027	32.1%	35,104	28.8%
All Other	1,767	1.9%	1,358	1.1%
Consolidated	$93,571	100%	$121,815	100%

Gross Profit
Hooker Branded	$11,048	31.3%	$13,518	31.1%
Home Meridian	3,301	12.5%	6,713	16.0%
Domestic Upholstery	4,705	15.7%	7,023	20.0%
All Other	167	9.5%	652	48.0%
Consolidated	$19,221	20.5%	$27,906	22.9%

Operating (Loss) / Income
Hooker Branded	$7	0.0%	$2,718	6.3%
Home Meridian	(3,423)	-13.0%	(2,119)	-5.1%
Domestic Upholstery	(1,308)	-4.4%	1,328	3.8%
All Other	(446)	-25.2%	48	3.5%
Consolidated	$(5,170)	-5.5%	$1,975	1.6%

Capital Expenditures (net of disposals)
Hooker Branded	$205		$2,787
Home Meridian	235		227
Domestic Upholstery	392		116
All Other	11		28
Consolidated	$843		$3,158

Depreciation & Amortization
Hooker Branded	$681		$491
Home Meridian	625		687
Domestic Upholstery	968		947
All Other	9		22
Consolidated	$2,283		$2,147

	As of April 28,		As of January 28,
	2024	%Total	2024	%Total
Identifiable Assets		Assets		Assets
Hooker Branded	$171,945	58.7%	$168,832	56.3%
Home Meridian	57,869	19.8%	58,799	19.6%
Domestic Upholstery	57,126	19.5%	67,230	22.4%
All Other	5,857	2.0%	5,067	1.7%
Consolidated	$292,797	100%	$299,928	100%
Consolidated Goodwill and Intangibles	42,733		43,658
Total Consolidated Assets	$335,530		$343,586

Sales by product type are as follows:

	Net Sales (in thousands)
	Thirteen Weeks Ended
	April 28, 2024	%Total	April 30, 2023	%Total
Casegoods	$53,109	57%	$67,975	56%
Upholstery	40,462	43%	53,840	44%
	$93,571	100%	$121,815	100%

14. Subsequent Events

Dividends

On June 4, 2024, our board of directors declared a quarterly cash dividend of $0.23 per share which will be paid on June 28, 2024 to shareholders of record at June 14, 2024.

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

1)

general economic or business conditions, both domestically and internationally, including the current macro-economic uncertainties and challenges to the retail environment for home furnishings along with instability in the financial and credit markets, in part due to inflation and high interest rates, including their potential impact on (i) our sales and operating costs and access to financing, (ii) customers, and (iii) suppliers and their ability to obtain financing or generate the cash necessary to conduct their respective businesses;

2)

the cyclical nature of the furniture industry, which is particularly sensitive to changes in consumer confidence, the amount of consumers’ income available for discretionary purchases, and the availability and terms of consumer credit;

3)	risks associated with the ultimate outcome of our planned cost reduction plans, including the amounts and timing of savings realized;

4)	risks associated with the outcome of the HMI segment restructuring which we completed in fiscal 2024, including whether we can return the segment to consistent profitability;

5)	the impairment of our long-lived assets, which can result in reduced earnings and net worth;

6)	difficulties in forecasting demand for our imported products and raw materials used in our domestic operations;

7)

risks associated with our reliance on offshore sourcing and the cost of imported goods, including fluctuation in the prices of purchased finished goods, customs issues, freight costs, including the price and availability of shipping containers, ocean vessels, domestic trucking, and warehousing costs and the risk that a disruption in our offshore suppliers or the transportation and handling industries, including labor stoppages, strikes, or slowdowns, could adversely affect our ability to timely fill customer orders;

8)

adverse political acts or developments in, or affecting, the international markets from which we import products, including duties or tariffs imposed on those products by foreign governments or the U.S. government;

9)

the direct and indirect costs and time spent by our associates associated with the implementation of our Enterprise Resource Planning system (“ERP”), including costs resulting from unanticipated disruptions to our business;

10)

the interruption, inadequacy, security breaches or integration failure of our information systems or information technology infrastructure, related service providers or the internet or other related issues including unauthorized disclosures of confidential information, hacking or other cyber-security threats or inadequate levels of cyber-insurance or risks not covered by cyber-insurance;

11)

risks associated with domestic manufacturing operations, including fluctuations in capacity utilization and the prices and availability of key raw materials, as well as changes in transportation, warehousing and domestic labor costs, availability of skilled labor, and environmental compliance and remediation costs;

12)

the risks related to the Sunset Acquisition including maintaining Sunset West’s existing customer relationships, debt service costs, interest rate volatility, the use of operating cash flows to service debt to the detriment of other corporate initiatives or strategic opportunities, the loss of key employees from Sunset West, the costs and risk associated with the expansion of Sunset West distribution to our East Coast facilities, and failure to realize benefits anticipated from the Sunset Acquisition;

13)	changes in U.S. and foreign government regulations and in the political, social and economic climates of the countries from which we source our products;

14)

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

15)

disruptions and damage (including those due to weather) affecting our Virginia or Georgia warehouses, our Virginia, North Carolina or California administrative facilities, our High Point, Las Vegas, and Atlanta showrooms or our representative offices or warehouses in Vietnam and China;

16)

the risks specifically related to the concentrations of a material part of our sales and accounts receivable in only a few customers, including the loss of several large customers through business consolidations, failures or other reasons, or the loss of significant sales programs with major customers;

17)	our inability to collect amounts owed to us or significant delays in collecting such amounts;

18)

achieving and managing growth and change, and the risks associated with new business lines, acquisitions, including the selection of suitable acquisition targets, restructurings, strategic alliances and international operations;

19)	capital requirements and costs;

20)	risks associated with distribution through third-party retailers, such as non-binding dealership arrangements;

21)	the cost and difficulty of marketing and selling our products in foreign markets;

22)	changes in domestic and international monetary policies and fluctuations in foreign currency exchange rates affecting the price of our imported products and raw materials;

23)	price competition in the furniture industry;

24)	competition from non-traditional outlets, such as internet and catalog retailers; and

25)	changes in consumer preferences, including increased demand for lower-priced furniture.

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

Also, our business is subject to significant risks and uncertainties any of which can adversely affect our business, results of operations, financial condition or future prospects. For a discussion of risks and uncertainties that we face, see the Forward-Looking Statements detailed above and Item 1A, “Risk Factors” in our 2024 Annual Report.

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

Quarterly Reporting

This quarterly report on Form 10-Q includes our unaudited condensed consolidated financial statements for the 2025 fiscal year thirteen-week period (also referred to as “three months,” “three-month period,” “quarter,” “first quarter” or “quarterly period”) that began January 29, 2024 and ended April 28, 2024. This report discusses our results of operations for this period compared to the 2024 fiscal year thirteen-week period that began January 30, 2023 and ended April 30, 2023; and our financial condition as of April 28, 2024 compared to January 28, 2024.

References in this report to:

■	the 2025 fiscal year and comparable terminology mean the fiscal year that began January 29, 2024, and will end February 2, 2025; and

■	the 2024 fiscal year and comparable terminology mean the fiscal year that began January 30, 2023, and ended January 28, 2024.

Dollar amounts presented in the tables below are in thousands except for per share data.

The following discussion should be read in conjunction with the condensed consolidated financial statements, including the related notes, contained elsewhere in this quarterly report. We also encourage users of this report to familiarize themselves with all of our recent public filings made with the SEC, especially our 2024 Annual Report. Our 2024 Annual Report contains critical information regarding known risks and uncertainties that we face, critical accounting policies and information on commitments and contractual obligations that are not reflected in our condensed consolidated financial statements, as well as a more thorough and detailed discussion of our corporate strategy and new business initiatives.

Our 2024 Annual Report and other public filings made with the SEC are available, without charge, at www.sec.gov and at http://investors.hookerfurnishings.com.

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

Orders and Backlog

In the discussion below and herein, we reference changes in sales orders or “orders” and sales order backlog (unshipped orders at a point in time) or “backlog” over and compared to certain periods of time and changes discussed are in sales dollars and not units of inventory, unless stated otherwise. We believe orders are generally good current indicators of sales momentum and business conditions. If the items ordered are in stock and the customer has requested immediate delivery, we generally ship products in about seven days or less from receipt of order; however, orders may be shipped later if they are out of stock or there are production or shipping delays or the customer has requested the order to be shipped at a later date. It is our policy and industry practice to allow order cancellation for casegoods up to the time of shipment or, in the case of container direct orders, up until the time the container is booked with the ocean freight carrier; therefore, customer orders for casegoods are not firm. However, domestically produced upholstered products are predominantly custom-built and consequently, cannot be cancelled once the leather or fabric has been cut. Our hospitality products are highly customized and are generally non-cancellable. For our outdoor furnishings, most orders require a deposit upon order and the balance before production is started, and hence are generally non-cancellable.

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

At April 28, 2024, our backlog of unshipped orders was as follows:

	Order Backlog
	(Dollars in 000s)

Reporting Segment	April 28, 2024	January 28, 2024	April 30, 2023	*	May 5, 2019

Hooker Branded	$16,138	$15,416	$18,828		$11,559
Home Meridian	49,396	36,013	40,413		85,487
Domestic Upholstery	19,236	18,920	25,873		10,895
All Other	991	1,475	2,246		1,561

Consolidated	$85,761	$71,824	$87,360		$109,502

Despite a slight decrease from the previous year's first quarter, consolidated order backlog at the end of fiscal 2025 first quarter showed a significant increase compared to fiscal 2024 year-end. Home Meridian order backlog increased against both periods, driven by continued growth in its hospitality business.

*For comparison purposes, we included order backlog as of fiscal 2020 first quarter end, the year before the COVID crisis. At fiscal 2020 first quarter end, Home Meridian backlog included $21.5 million orders from the unprofitable RTA, Clubs and ACH businesses which we decided to exit in fiscal 2022 and fiscal 2023, respectively. Domestic Upholstery backlog did not include Sunset West, the business we acquired in the beginning of fiscal 2023. At fiscal 2020 first quarter end, Sunset West had approximately $3.5 million in backlog. See Review below for additional information on our incoming orders and backlog.

Executive Summary-Results of Operations

During the fiscal 2025 first quarter, consolidated net sales decreased by $28.2 million, or 23.2%, compared to the prior year’s first quarter. All three reporting segments experienced double-digit sales decreases due to lower demand for home furnishings, which is adversely affecting the industry as a whole. Notably, the absence of $7.5 million in revenue from the Accentrics Home (ACH) product line, which we exited during fiscal 2024, accounted for approximately half of the sales decrease in the Home Meridian segment. Both consolidated gross profit and margin decreased for the quarter. Gross profit decreased primarily due to the loss in sales volume across all segments. Gross margin decreased primarily due to unfavorable customer and product mix in the Home Meridian segment and to a lesser extent under-absorbed costs in Domestic Upholstery segment due to lower production and sales. Consequently, the Company recorded a consolidated operating loss of $5.2 million, with a negative margin of (5.5%), compared to a $2.0 million operating income and 1.6% margin reported in the previous year's first quarter. The consolidated net loss was $4.1 million or ($0.39) per diluted share, compared to net income of $1.5 million or $0.13 per diluted share in the prior year quarter.

Our fiscal 2025 first quarter performance is discussed in greater detail below under “Review” and “Results of Operations.”

Review

Our fiscal 2025 first quarter was challenging due to the ongoing softness in the home furnishings industry, which we attribute to multiple factors, including a sluggish housing market driven by high mortgage rates, delays in major discretionary purchases driven by persistent inflation and high interest rates, as well as lower consumer confidence and home furnishings spending due to the macroeconomic uncertainties. We have cautiously navigated through these challenges by maintaining a strong balance sheet and focusing on fine-tuning growth initiatives including expanding both the Sunset West distribution along the East Coast and the Home Meridian licensed product line, investing in talent, improving showroom experiences, and continuing to grow our contract and hospitality businesses. Despite reporting an operating loss for the quarter, we strongly believe we will return to profitability once demand and sales volumes rebound.

The Hooker Branded segment’s net sales decreased by $8.1 million, or 18.6%, compared to the prior year’s first quarter. This decrease was primarily due to decreased unit volume and, to a lesser extent, lower average selling prices resulting from price reductions (due to lower ocean freight costs) implemented late last year. The soft demand across the home furnishings industry led to a 13% decrease in incoming orders during the quarter, with a corresponding 14% decrease in backlog compared to the prior year quarter-end. Quarter-end order backlog remained nearly 40% higher than pre-pandemic levels at the end of fiscal 2020 first quarter. Despite the sales decline, this segment managed to maintain a gross margin of 31.3%, slightly higher than the prior year quarter. Inventories sold in the prior year’s first quarter still carried a portion of high ocean freight costs, which was also reflected in prior year selling prices. Additionally, a shift in the sourcing of Hooker Upholstery products from China to Vietnam, which eliminated tariff costs also contributed to the margin improvement. However, warehousing costs, which are mostly fixed, increased by 160 bps due to lower net sales, despite decreased demurrage and drayage expenses resulting from a more stable supply chain. Although selling and administration expenses were slightly higher in an absolute amount compared to the prior year period, they increased significantly as a percentage of net sales due to lower sales volume. Consequently, Hooker Branded reported breakeven for the quarter, compared to an operating income of $2.4 million in the prior year period. Notably, this segment assumes the majority of expenses associated with the Company’s growth and strategic initiatives. Management remains committed to optimizing spending.

The Home Meridian segment experienced a sales decline of $15.5 million, or 37%, compared to the prior year first quarter. The absence of $7.5 million in ACH sales accounted for nearly 50% of the overall decrease in the segment. The remaining decreases in the segment were attributable to sales declines at independent furniture stores, major furniture chains, and hospitality business. Despite more than 3x increase in incoming orders compared to the prior year period, Samuel Lawrence Hospitality (SLH) reported decreased net sales due to the nature of its project-based business model; additionally, its quarter-end backlog was up nearly 2.5x. HMI gross profit and margin both decreased due to the sales volume loss, as well as lower margins resulting from lower-margin product and customer mix. On a more positive note, fixed overhead costs were reduced by $2 million as a result of business repositioning, including redeploying space at our Georgia warehouse to support Sunset West’s East Coast expansion. The segment recorded a quarterly operating loss of $3.4 million, compared to a $2.1 million operating loss in the prior year period. However, this result was consistent with management’s expectations given current industry conditions. Incoming orders increased during the first quarter, and the quarter-end backlog was 22% higher than the same period last year and 37% higher than the fiscal 2024 year-end in January.

The Domestic Upholstery segment’s net sales decreased by $5.1 million, or 14.5%, compared to the prior year first quarter. Each of the divisions, Bradington-Young, HF Custom and Shenandoah experienced double-digit sales decreases. However, Sunset West reported robust sales growth of 20% for the quarter, attributed to its successful expansion to the East Coast and the stabilization of its ERP system over the past year. Additionally, Sunset West saw a 9% increase in incoming orders during the quarter. However, the segment's gross profit and margin both decreased. Direct material costs, direct labor costs, indirect costs, and warehousing costs all increased slightly as percentages of net sales due to the decrease in overall sales and lower production efficiency. Consequently, the segment recorded an operating loss of $1.3 million, compared to operating income of $1.3 million in the prior year period. While HF Custom’s incoming orders increased by 18% during the quarter, quarter-end backlog for the segment decreased compared to prior year quarter-end but increased from fiscal 2024 year-end. Excluding Sunset West, order backlog was 38% higher than the pre-pandemic fiscal 2020 first quarter-end.

Cash and cash equivalents stood at $40.9 million at fiscal 2025 first quarter-end, a decrease of $2.3 million from the fiscal 2024 year-end. During the first quarter, we used cash and cash equivalents on hand and $1.5 million cash generated from operating activities to fund $2.5 million in cash dividends to our shareholders, $1.3 million for further development of our cloud-based ERP system, and $843,000 capital expenditures. In addition to our cash balance, we had an aggregate of $28.3 million available under our existing revolver at quarter-end to fund working capital needs, as well as $28.7 million cash surrender value of company-owned life insurance. With strategic inventory management, reasonable capital expenditures, and prudent expense management, we believe we have sufficient financial resources to support our business operations for the foreseeable future.

Results of Operations

The following table sets forth the percentage relationship to net sales of certain items included in the condensed consolidated statements of income included in this report.

	Thirteen Weeks Ended
	April 28,	April 30,
	2024	2023
Net sales	100%	100%
Cost of sales	79.5	77.1
Gross profit	20.5	22.9
Selling and administrative expenses	25.1	20.6
Intangible asset amortization	1.0	0.7
Operating (loss)/income	(5.5)	1.6
Other income, net	0.7	-
Interest expense	0.4	0.1
(Loss)/income before income taxes	(5.3)	1.5
(Loss)/income tax expense	(0.9)	0.3
Net (loss)/income	(4.4)	1.2

Fiscal 2025 First Quarter Compared to Fiscal 2024 First Quarter

	Net Sales
	Thirteen Weeks Ended
	April 28,		April 30,
	2024		2023
		% Net Sales		% Net Sales	$ Change	% Change
Hooker Branded	$35,353	37.8%	$43,432	35.7%	$(8,079)	-18.6%
Home Meridian	26,424	28.2%	41,921	34.4%	(15,497)	-37.0%
Domestic Upholstery	30,027	32.1%	35,104	28.8%	(5,077)	-14.5%
All Other	1,767	1.9%	1,358	1.1%	409	30.1%
Consolidated	$93,571	100%	$121,815	100%	$(28,244)	-23.2%

Unit Volume	FY25 Q1 % Increase vs. FY24 Q1	Average Selling Price ("ASP")	FY25 Q1 % Increase vs. FY24 Q1

Hooker Branded	-10.5%	Hooker Branded	-3.7%
Home Meridian	-51.3%	Home Meridian	32.0%
Domestic Upholstery	-11.7%	Domestic Upholstery	-1.6%
All Other	-35.6%	All Other	-27.5%
Consolidated	-41.6%	Consolidated	33.3%

Consolidated net sales decreased in all three segments in the fiscal 2025 first quarter compared to the prior year period:

■

The Hooker Branded segment’s net sales decreased by $8.1 million, or 18.6%, in the fiscal 2025 first quarter. This decrease was primarily driven by reduced unit volume due to persistently low demand for in the home furnishings industry. Additionally, average selling prices decreased as a result of price reductions implemented during the second half of last year due to lower ocean freight costs.

■

The Home Meridian segment’s net sales decreased by $15.5 million, or 37%, in the fiscal 2025 first quarter. Nearly half of the revenue decline was attributed to the absence of ACH liquidation sales. The remaining decreases were from lower sales through major furniture chains, independent furniture stores, and the hospitality business. Meanwhile, the average selling price increased significantly due to the absence of liquidation sales in the current period. However, it was insufficient to offset the volume loss.

■

The Domestic Upholstery segment’s net sales decreased by $5.1 million, or 14.5%, in the fiscal 2025 first quarter due to decreased unit volume at Bradington-Young, HF Custom and Shenandoah. In contrast, Sunset West experienced a 20% sales increase compared to the previous year’s first quarter. This growth was attributed to the Company’s effort to expand distribution along the East Coast and the stabilization of its ERP system during the past year.

	Gross Profit and Margin
	Thirteen Weeks Ended
	April 28,		April 30,
	2024		2023
		% Net Sales		% Net Sales	$ Change	% Change
Hooker Branded	$11,048	31.3%	$13,518	31.1%	$(2,470)	-18.3%
Home Meridian	3,301	12.5%	6,713	16.0%	(3,412)	-50.8%
Domestic Upholstery	4,705	15.7%	7,023	20.0%	(2,318)	-33.0%
All Other	167	9.5%	652	48.0%	(485)	-74.4%
Consolidated	$19,221	20.5%	$27,906	22.9%	$(8,685)	-31.1%

Consolidated gross profit and margin both decreased in fiscal 2025 first quarter.

■

The Hooker Branded segment’s gross profit decreased by $2.5 million while gross margin increased slightly. Product costs were lower due to inventory sold in the previous year’s first quarter still carrying high ocean freight costs. However, despite significantly reduced demurrage and drayage expenses, warehousing and distribution expenses, which are primarily fixed costs, increased by 160 bps, driven by lower net sales, and to a lesser extent, increased labor costs.

■

The Home Meridian segment’s gross profit and margin decreased by $3.4 million and 350 bps, respectively, in the fiscal 2025 first quarter. These decreases were attributed to multiple factors, including lower net sales and unfavorable customer and product mix. On a more positive note, Georgia warehouse costs were halved due to a decrease in inventory levels. Additionally, the vacant space within the Georgia warehouse was repurposed to support Sunset West’s business along the East Coast.

■

The Domestic Upholstery segment’s gross profit and margin decreased by $2.3 million and 430 bps, respectively, in the fiscal 2025 first quarter. Direct material costs, direct labor costs, and indirect costs increased by 110 bps, 60 bps and 120 bps, respectively, as compared to the previous year’s first quarter. These increases were partially offset by lower benefits expenses. Additionally, warehousing costs were 140 bps higher than prior year period due to higher labor costs and lower net sales.

	Selling and Administrative Expenses (S&A)
	Thirteen Weeks Ended
	April 28,		April 30,
	2024		2023
		% Net Sales		% Net Sales	$ Change	% Change
Hooker Branded	$11,040	31.2%	$10,800	24.9%	$240	2.2%
Home Meridian	6,394	24.2%	8,502	20.3%	(2,108)	-24.8%
Domestic Upholstery	5,419	18.0%	5,142	14.6%	277	5.4%
All Other	614	34.7%	604	44.5%	10	1.7%
Consolidated	$23,467	25.1%	$25,048	20.6%	$(1,581)	-6.3%

Consolidated selling and administrative (“S&A”) expenses decreased in absolute terms but increased as a percentage of net sales in the fiscal 2025 first quarter.

■

The Hooker Branded segment’s S&A expenses increased by a modest $240,000 in absolute terms. However, this translated to a significant rise of 630 bps as a percentage of net sales. This spike was attributed to the decrease in net sales due to low demand for home furnishings, leading to a disproportionate percentage of net sales in comparison to a normal demand cycle. Additionally, this segment assumes the majority of expenses associated with the Company’s growth and strategic initiatives, including investments in talent, showroom expansions, implementation of the new ERP system, and various professional services. These increases were partially offset by reductions in compensation and selling expenses.

■

The Home Meridian segment’s S&A expenses decreased by $2.1 million for the fiscal 2025 first quarter due to lower selling costs due to decreased net sales, lower compensation expenses and other cost-saving initiatives. S&A expenses increased as a percentage of net sales due to lower net sales.

■

The Domestic Upholstery segment’s S&A expenses increased by a modest $277,000 in the fiscal 2025 first quarter due to higher selling expenses and amortization expenses related to the new ERP system. These increases were partially offset by lower compensation expenses.

	Intangible Asset Amortization
	Thirteen Weeks Ended
	April 28,		April 30,
	2024		2023
		% Net Sales		% Net Sales	$ Change	% Change
Intangible asset amortization	$924	1.0%	$883	0.7%	$41	4.6%

Intangible asset amortization expense increased slightly in fiscal 2025 first quarter due to the reassessment and amortization of the Sam Moore trade name. See Note 8 to our Condensed Consolidated Financial Statements for additional information.

	Operating (Loss) / Profit and Margin
	Thirteen Weeks Ended
	April 28,		April 30,
	2024		2023
		% Net Sales		% Net Sales	$ Change	% Change
Hooker Branded	$7	0.0%	$2,718	6.3%	$(2,711)	-99.7%
Home Meridian	(3,423)	-13.0%	(2,119)	-5.1%	(1,304)	-61.5%
Domestic Upholstery	(1,308)	-4.4%	1,328	3.8%	(2,636)	-198.5%
All Other	(446)	-25.2%	48	3.5%	(494)	-1029.2%
Consolidated	$(5,170)	-5.5%	$1,975	1.6%	$(7,145)	-361.8%

The Company reported an operating loss in the fiscal 2025 first quarter due to the factors discussed above.

	Income taxes
	Thirteen Weeks Ended
	April 28,		April 30,
	2024		2023
		% Net Sales		% Net Sales	$ Change	% Change
Consolidated income tax (benefits)/expense	$(816)	-0.9%	$402	0.3%	$(1,218)	-303.0%

Effective Tax Rate	16.6%		21.7%

We recorded income tax benefits of $816,000 and income tax expenses of $402,000 for the fiscal 2025 and fiscal 2024 first quarters, respectively. The effective tax rates for the fiscal 2025 and 2024 first quarters were 16.6% and 21.7%, respectively.

	Net (Loss) / Income
	Thirteen Weeks Ended
	April 28,		April 30,
	2024		2023
		% Net Sales		% Net Sales	$ Change	% Change
Consolidated net (loss) / income	$(4,091)	-4.4%	$1,450	1.2%	$(5,541)	-382.1%

Diluted (loss) / earnings per share	$(0.39)		$0.13

Outlook

Much remains unsettled on the macroeconomic front. Economic indicators remain mixed with unemployment continuing under 4% and inflation easing slightly in April, leading to record stock market performance in mid-May. However, consumer sentiment index fell nearly 10% in May after holding steady for months, indicating a deterioration in optimism across age, income and education levels.

Additionally, in both March and April, existing home sales decreased year-over-year. Because the Federal Reserve has yet to cut interest rates this year, we believe home sales may be flat. As long as interest rates remain high, we believe the housing industry – and therefore home furnishings demand - will remain subdued.

This environment has necessitated the adjustment of our cost footprint to current and expected medium-term demand through a realignment of operations which we expect will lead to a 10% reduction in overall fixed costs, the largest cut in our history, but one necessitated by current industry conditions. Planned actions include consolidating BOBO into Hooker Branded, further reducing our Georgia warehouse footprint, and consolidating certain other operations and additional fixed cost reductions. We are still finalizing those plans and expect to have more information in the current fiscal quarter. We are intensely focused on creating an appropriate expense structure, while not jeopardizing the pace and impact of our strategic initiatives, which we believe will have a significant positive impact on Hooker once demand normalizes. We expect to be profitable in the current fiscal year and beyond.

Despite the current environment, we believe our investments in new showrooms and expanding our addressable customer base and our focus on our strategic initiatives, will help us gain market share. Already we have seen a nearly 400% increase in traffic and visibility through our expanded showroom footprints. We see tremendous upside potential to take our flagship Hooker Legacy Brands product lines from good to great. The addition of  the new position of Chief Creative Officer (CCO) was extremely well-received by our retailers, designers and sales representatives at the recent High Point Market. The new CCO has significant credibility in the industry and her ability to pull people together for collaboration is powerful. As part of the executive leadership team, she will direct a collaborative merchandising approach across our brands that integrates case goods, import and domestic upholstery and outdoor furnishings, as well as lighting, accessories and accents. As we bring our divisions into full alignment and move forward in the same creative direction, inspired by consumer trends in style, materials, color and aesthetics, we can become a whole-home resource offering a more forward-facing product line and presentation.

We continue to believe the investments and process improvements we made in the past year, such as the comprehensive repositioning of Home Meridian with the ultimate goal of sustainable profitability when demand returns to normal levels, along with the continued refinement of our strategy, as well as the transformative approach to merchandising we plan to launch across Hooker Legacy Brands will be a springboard to higher sales and profitability. Since many fundamentals of the economy are solid and our company is well-positioned, we believe an upturn in consumer confidence, demand and industry-wide business will be significant when it occurs.

Compared to fiscal year-end in late January, our consolidated backlog is up approximately 19% through the first quarter, and consolidated orders increased by 11%, with orders up across every segment as compared to the previous quarter. We are encouraged by these increases.

Financial Condition, Liquidity and Capital Resources

Cash Flows – Operating, Investing and Financing Activities

	Thirteen Weeks Ended
	April 28,	April 30,
	2024	2023
Net cash provided by operating activities	$1,477	$22,350
Net cash used in investing activities	(959)	(3,265)
Net cash used in financing activities	(2,802)	(7,111)
Net (decrease)/increase in cash and cash equivalents	$(2,284)	$11,974

During fiscal 2025 first quarter ended April 28, 2024, we used cash and cash equivalent on hand and the $1.5 million cash generated from operations to fund $2.5 million in cash dividends to our shareholders, $1.3 million for further development of our cloud-based ERP system, $843,000 capital expenditures and $116,000 in life insurance premiums on Company-owned life insurance policies.

In comparison, during the three months ended April 30, 2023, we used a portion of the $22.4 million cash generated from operations to fund $4.3 million share repurchases, $3.2 million capital expenditures including investments in our new showroom, $2.4 million in cash dividends to our shareholders, $1.3 million for development of our cloud-based ERP system, and $107,000 in life insurance premiums on Company-owned life insurance policies.

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

Our most significant ongoing short-term cash requirements relate primarily to funding operations (including expenditures for inventory, lease payments and payroll), quarterly dividend payments and capital expenditures related primarily to our ERP project, showroom renovations and upgrading systems, buildings and equipment. The timing of our working capital needs can vary greatly depending on demand for and availability of raw materials and imported finished goods but is generally the greatest in mid-summer because of inventory build-up for the traditional fall selling season. Long term cash requirements relate primarily to funding lease payments and repayment of long-term debt.

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

■

2022 Secured Term Loan. The Amendment provided us with an $18 million term loan (the “Secured Term Loan”), which was disbursed to us on July 26, 2022. We are required to pay monthly interest only payments at a rate per annum equal to the then current BSBY rate (adjusted periodically) plus 0.90% on the outstanding balance until the principal is paid in full. The interest rate will be adjusted on a monthly basis. On July 26, 2027, the entire outstanding indebtedness is due in full, including all principal and interest. The Secured Term Loan is secured by certain company-owned life insurance policies under a Security Agreement (Assignment of Life Insurance Policy as Collateral) dated July 26, 2022, by and between the Company and BofA; and

■

2022 Unsecured Term Loan. The Amendment provided us with a $7 million unsecured term loan (the “Unsecured Term Loan”), which was disbursed to us on July 26, 2022. We are required to make monthly principal payments of $116,667 and monthly interest payments at a rate per annum equal to the then current BSBY (adjusted periodically) plus 1.40% on the outstanding balance until paid in full. The interest rate will be adjusted monthly. On July 26, 2027, the entire outstanding indebtedness is due in full, including all principal and interest.

We may prepay any outstanding principal amounts borrowed under either the Secured Term Loan or the Unsecured Term Loan at any time, without penalty provided that any payment is accompanied by all accrued interest owed. As of April 28, 2024, $4.5 million was outstanding under the Unsecured Term Loan and $18 million was outstanding under the Secured Term Loan.

We incurred $37,500 in debt issuance costs in connection with our term loans. As of April 28, 2024, unamortized loan costs of $24,375 were netted against the carrying value of our term loans on our condensed consolidated balance sheets.

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

Due to our first quarter results, we were not in compliance with the Existing Loan Agreement’s basic fixed charge ratio covenant; however, subsequent to the end of our fiscal 2025 first quarter, we obtained a covenant waiver from BofA. Based on the risk of future non-compliance, we have classified all of the debt as current, and we have sufficient cash and investments on hand to retire the debt if necessary. However, we are in discussions with our lender, and we expect to reach a longer-term solution through amendments to the Existing Loan Agreement or otherwise, such that we expect to be in compliance with our financial covenants beginning in our fiscal 2025 second quarter and for the foreseeable future.

As of April 28, 2024, we had $28.3 million available under our $35 million Existing Revolver to fund working capital needs. Standby letters of credit in the aggregate amount of $6.7 million, used to collateralize certain insurance arrangements and for imported product purchases, were outstanding under the Existing Revolver as of April 28, 2024. There were no additional borrowings outstanding under the Existing Revolver as of April 28, 2024.

Capital Expenditures

We expect to spend approximately $4 million in capital expenditures over the remainder of fiscal 2025 to maintain and enhance our operating systems and facilities, excluding any possible spending decreases resulting from the cost reduction plan discussed above.

Enterprise Resource Planning Project

During calendar 2021, our Board of Directors approved an upgrade to our current ERP system and implementation efforts began shortly thereafter. The ERP system went live at Sunset West in December 2022 and in the legacy Hooker divisions in early September 2023. We expect it to go live in the Home Meridian segment in fiscal 2026. To complete the ERP system implementation as anticipated, we will be required to expend significant financial and human resources. We anticipate spending approximately $3.0 million in fiscal 2025, with a significant amount of time invested by our associates, excluding any possible spending decreases resulting from the cost reduction plan discussed above.

Dividends

On June 4, 2024, our board of directors declared a quarterly cash dividend of $0.23 per share which will be paid on June 28, 2024 to shareholders of record at June 14, 2024.

Critical Accounting Policies

There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our 2024 Annual Report.

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

Interest Rate Risk

Borrowings under our revolving credit facility, the Secured Term Loan and the Unsecured Term loan bear interest based on BSBY plus 1.00%, BSBY plus 0.90% and BSBY plus 1.40%, respectively. As such, these debt instruments expose us to market risk for changes in interest rates. There was no outstanding balance under our revolving credit facility as of April 28, 2024 other than standby letters of credit in the amount of $6.7 million. As of April 28, 2024, $22.5 million was outstanding under our term loans. A 1% increase in the BSBY rate would result in an annual increase in interest expenses on our terms loans of approximately $219,000.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended April 28, 2024. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective as of April 28, 2024 to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to the Company’s management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure and are effective to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

During fiscal 2024 second quarter, we closed on the acquisition of substantially all of the assets of BOBO Intriguing Objects (“BOBO"). As permitted by SEC guidance for newly acquired businesses, we excluded BOBO’s operations from the scope of our Sarbanes-Oxley Section 404 report on internal controls over financial reporting for the year ending January 28, 2024. We are in the process of implementing our internal control structure at BOBO and expect that this effort will be completed in fiscal 2025.

There have been no changes in our internal control over financial reporting during the fiscal quarter ended April 28, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 5.         Other Information

During the three months ended April 28, 2024, no director or officer of the Company adopted, terminated or modified a ‘Rule 10b5-1 trading arrangement’ or ‘non-Rule 10b5-1 trading arrangement,’ as each term is defined in Item 408(a) of Regulation S-K.

As further described under “Liquidity, Financial Resources and Capital Expenditures” in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations herein, the Company entered into a covenant waiver with BofA under the Existing Loan Agreement on June 5, 2024 (the “Waiver”).  A copy of the Waiver is filed herewith as Exhibit 10.2 to this Quarterly Report on Form 10-Q and its terms are hereby incorporated by reference into this Item 5.

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

10.1

The 2024 Amendment and Restatement of the Hooker Furnishings Corporation Stock Incentive Plan (incorporated by reference to Appendix A to the Company’s 2024 Proxy (SEC File No. 000-25349) filed on May 3, 2024)

10.2*	Covenant Waiver Letter between the Company and Bank of America executed on June 5, 2024 under the Company’s Second Amended and Restated Loan Agreement dated as of September 29, 2017.

31.1*	Rule 13a-14(a) Certification of the Company’s principal executive officer

31.2*	Rule 13a-14(a) Certification of the Company’s principal financial officer

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

HOOKER FURNISHINGS CORPORATION

Date: June 7, 2024	By:	/s/ Paul A. Huckfeldt
Paul A. Huckfeldt
Chief Financial Officer and Senior Vice President – Finance and Accounting