Form 10-Q
period 2024-07-28
HOOKER FURNISHINGS Corp
filed 2024-09-06
CIK 1077688

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 28, 2024

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

As of August 30, 2024, there were 10,713,728 shares of the registrant’s common stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

HOOKER FURNISHINGS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

As of	July 28,	January 28,
	2024	2024
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$42,050	$43,159
Trade accounts receivable, net	43,998	51,280
Inventories	57,099	61,815
Income tax recoverable	1,872	3,014
Prepaid expenses and other current assets	9,307	5,530
Total current assets	154,326	164,798
Property, plant and equipment, net	28,391	29,142
Cash surrender value of life insurance policies	29,408	28,528
Deferred taxes	13,970	12,005
Operating leases right-of-use assets	47,969	50,801
Intangible assets, net	26,774	28,622
Goodwill	15,036	15,036
Other assets	16,554	14,654
Total non-current assets	178,102	178,788
Total assets	$332,428	$343,586

Liabilities and Shareholders’ Equity
Current liabilities
Current portion of long-term debt	$22,177	$1,393
Trade accounts payable	19,915	16,470
Accrued salaries, wages and benefits	6,073	7,400
Customer deposits	8,715	5,920
Current portion of operating lease liabilities	7,327	6,964
Other accrued expenses	2,246	3,262
Total current liabilities	66,453	41,409
Long term debt	-	21,481
Deferred compensation	7,132	7,418
Operating lease liabilities	43,504	46,414
Other long-term liabilities	-	889
Total long-term liabilities	50,636	76,202
Total liabilities	117,089	117,611

Shareholders’ equity
Common stock, no par value, 20,000 shares authorized, 10,714 and 10,672 shares issued and outstanding on each date	49,950	49,524
Retained earnings	164,745	175,717
Accumulated other comprehensive income	644	734
Total shareholders’ equity	215,339	225,975
Total liabilities and shareholders’ equity	$332,428	$343,586

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

HOOKER FURNISHINGS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	For the
	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 28,	July 30,	July 28,	July 30,
	2024	2023	2024	2023

Net sales	$95,081	$97,806	$188,652	$219,621

Cost of sales	74,159	74,465	148,358	168,374

Gross profit	20,922	23,341	40,294	51,247

Selling and administrative expenses	23,147	21,144	46,614	46,191
Intangible asset amortization	924	924	1,849	1,807

Operating (loss) / income	(3,149)	1,273	(8,169)	3,249

Other income, net	1,486	357	1,963	411
Interest expense, net	203	654	567	833

(Loss) / income before income taxes	(1,866)	976	(6,773)	2,827

Income tax expense / (benefit)	85	191	(731)	593

Net (loss) / income	$(1,951)	$785	$(6,042)	$2,234

(Loss) / earnings per share
Basic	$(0.19)	$0.07	$(0.57)	$0.20
Diluted	$(0.19)	$0.07	$(0.57)	$0.20

Weighted average shares outstanding:
Basic	10,521	10,732	10,509	10,854
Diluted	10,521	10,828	10,509	10,962

Cash dividends declared per share	$0.23	$0.22	$0.46	$0.44

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

HOOKER FURNISHINGS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS)/INCOME

(In thousands)

(Unaudited)

	For the
	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 28,	July 30,	July 28,	July 30,
	2024	2023	2024	2023

Net (loss) / income	$(1,951)	$785	$(6,042)	$2,234
Other comprehensive income:
Actuarial adjustments	(59)	(70)	(118)	(140)
Income tax effect on adjustments	14	17	28	34
Adjustments to net periodic benefit cost	(45)	(53)	(90)	(106)

Total comprehensive (loss) / income	$(1,996)	$732	$(6,132)	$2,128

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

HOOKER FURNISHINGS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the
	Twenty-Six Weeks Ended
	July 28,	July 30,
	2024	2023
Operating Activities:
Net (loss) / income	$(6,042)	$2,234
Adjustments to reconcile net income to net cash (used in) / provided by operating activities:
Depreciation and amortization	4,617	4,372
Deferred income tax expense	(1,941)	481
Noncash restricted stock and performance awards	425	1,043
Provision for doubtful accounts and sales allowances	(326)	(475)
Gain on life insurance policies	(1,596)	(684)
(Gain) / loss on disposal of assets	(2)	30
Changes in assets and liabilities:
Trade accounts receivable	7,608	23,163
Inventories	4,716	35,062
Income tax recoverable	1,141	53
Prepaid expenses and other assets	(6,153)	(3,528)
Trade accounts payable	3,434	(2,029)
Accrued salaries, wages, and benefits	(1,326)	(2,843)
Customer deposits	2,794	(241)
Operating lease assets and liabilities	284	366
Other accrued expenses	(1,919)	(5,154)
Deferred compensation	(400)	(438)
Net cash provided by operating activities	$5,314	$51,412

Investing Activities:
Purchases of property and equipment	(1,421)	(3,965)
Premiums paid on life insurance policies	(326)	(317)
Proceeds received on life insurance policies	936	444
Proceeds from sales of assets	3	-
Acquisitions	-	(2,373)
Net cash used in investing activities	$(808)	$(6,211)

Financing Activities:
Purchase and retirement of common stock	-	(8,668)
Cash dividends paid	(4,915)	(4,856)
Payments for long-term loans	(700)	(700)
Net cash used in financing activities	$(5,615)	$(14,224)

Net (decrease) / increase in cash and cash equivalents	(1,109)	30,977
Cash and cash equivalents - beginning of year	43,159	19,002
Cash and cash equivalents - end of quarter	$42,050	$49,979

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$65	$60
Cash paid for interest, net	728	914

Non-cash transactions:
Increase / (decrease) in lease liabilities arising from changes in right-of-use assets	$903	$(6,356)
Increase in property and equipment through accrued purchases	11	8

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

HOOKER FURNISHINGS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In thousands, except per share data)

(Unaudited)

				Accumulated
				Other	Total
	Common Stock		Retained	Comprehensive	Shareholders'
	Shares	Amount	Earnings	Income	Equity
Balance at April 30, 2023	11,029	$50,067	$180,152	$812	$231,031
Net income for the 13 weeks ended July 30, 2023			785		785
Actuarial adjustments on defined benefit plan, net of tax of $17				(53)	(53)
Cash dividends paid ($0.22 per share)			(2,412)		(2,412)
Purchase and retirement of common stock	(246)	$(1,171)	(3,177)		(4,348)
Restricted stock grants, net of forfeitures	36	-			-
Restricted stock compensation cost		472			472
Performance-based restricted stock units cost		193			193
Balance at July 30, 2023	10,819	$49,561	$175,348	$759	$225,668

Balance at April 28, 2024	10,679	$49,729	$169,174	$689	$219,592
Net loss for the 13 weeks ended July 28, 2024			(1,951)		(1,951)
Actuarial adjustments on defined benefit plan, net of tax of $14				(45)	(45)
Cash dividends paid ($0.23 per share)			(2,478)		(2,478)
Restricted stock grants, net of forfeitures	35	(132)			(132)
Restricted stock compensation cost		496			496
Performance-based restricted stock units cost		(143)			(143)
Balance at July 28, 2024	10,714	$49,950	$164,745	$644	$215,339

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

HOOKER FURNISHINGS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (CONT.)

(In thousands, except per share data)

(Unaudited)

				Accumulated
				Other	Total
	Common Stock		Retained	Comprehensive	Shareholders'
	Shares	Amount	Earnings	Income (loss)	Equity
Balance at January 29, 2023	11,197	$50,770	$184,386	$865	$236,021
Net income for the 26 weeks ended July 30, 2023			2,234		2,234
Actuarial adjustments on defined benefit plan, net of tax of $34				(106)	(106)
Cash dividends paid ($0.44 per share)			(4,856)		(4,856)
Purchase and retirement of common stock	(473)	(2,252)	(6,416)		(8,668)
Restricted stock grants, net of forfeitures	95	(150)			(150)
Restricted stock compensation cost		807			807
Performance-based restricted stock units costs		386			386
Balance at July 30, 2023	10,819	$49,561	$175,348	$759	$225,668

Balance at January 28, 2024	10,672	$49,524	$175,717	$734	$225,975
Net loss for the 26 weeks ended July 28, 2024			(6,042)		(6,042)
Actuarial adjustments on defined benefit plan, net of tax of $28				(90)	(90)
Cash dividends paid ($0.46 per share)			(4,930)		(4,930)
Restricted stock grants, net of forfeitures	42	(338)			(338)
Restricted stock compensation cost		765			765
Performance-based restricted stock units costs		(1)			(1)
Balance at July 28, 2024	10,714	$49,950	$164,745	$644	$215,339

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

HOOKER FURNISHINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar and share amounts in tables, except per share amounts, in thousands unless otherwise indicated)

(Unaudited)

For the Twenty-Six Weeks Ended July 28, 2024

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

The financial statements contained herein are being filed as part of a quarterly report on Form 10-Q covering the 2025 fiscal year thirteen-week period (also referred to as “three months,” “three-month period,” “quarter,” “second quarter” or “quarterly period”) that began April 29, 2024, and the twenty-six week period (also referred to as “six months”, “six-month period” or “first half”) that began January 29, 2024, which both ended July 28, 2024. This report discusses our results of operations for these periods compared to the 2024 fiscal year thirteen-week period that began May 1, 2023, and the twenty-six-week period that began January 30, 2023, which both ended July 30, 2023; and our financial condition as of July 28, 2024 compared to January 28, 2024.

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

3.          Accounts Receivable

	July 28,	January 28,
	2024	2024

Gross accounts receivable	$46,610	$54,897
Customer allowances	(1,043)	(1,800)
Allowance for doubtful accounts	(1,569)	(1,817)
Trade accounts receivable	$43,998	$51,280

4.          Inventories

	July 28,	January 28,
	2024	2024
Finished furniture	$70,320	$75,354
Furniture in process	1,646	1,702
Materials and supplies	11,295	10,538
Inventories at FIFO	83,261	87,594
Reduction to LIFO basis	(26,162)	(25,779)
Inventories	$57,099	$61,815

5.          Property, Plant and Equipment

	Depreciable Lives	July 28,	January 28,
	(In years)	2024	2024

Buildings and land improvements	15 - 30	$34,406	$33,785
Machinery and equipment	10	12,123	11,708
Computer software and hardware	3 - 10	8,566	8,994
Leasehold improvements	Term of lease	13,192	12,436
Furniture and fixtures	3 - 10	7,482	7,256
Other	5	702	698
Total depreciable property at cost		76,471	74,877
Less accumulated depreciation		(49,330)	(47,700)
Total depreciable property, net		27,141	27,177
Land		1,077	1,077
Construction-in-progress		173	888
Property, plant and equipment, net		$28,391	$29,142

6.          Cloud Computing Hosting Arrangement

We implemented a common Enterprise Resource Planning (ERP) system across all legacy Hooker divisions in fiscal 2023 and 2024.

Based on the provisions of ASU 2018-15, Intangibles — Goodwill and Other — Internal-Use Software, we capitalize implementation costs associated with hosting arrangements that are service contracts. These costs are recorded in other noncurrent assets of our consolidated balance sheets. We amortize on a straight-line basis over a 10-year term as the system went live. The amortization expenses are recorded as a component of selling and administrative expenses in our consolidated statements of operations. Additionally, we recorded capitalized interest as we entered into the term loans in July 2022.

Implementation costs and interest expense of $1.2 million and $1.4 million were capitalized in the second quarters of fiscal 2025 and fiscal 2024, respectively. Implementation costs and interest expense of $2.6 million and $2.8 million were capitalized in the fiscal 2025 and fiscal 2024 six-month periods, respectively. Amortization expenses of $292,000 and $18,000 were recorded in the second quarters of fiscal 2025 and fiscal 2024, respectively. Amortization expenses of $582,000 and $38,000 were recorded in the fiscal 2025 and fiscal 2024 six-month periods, respectively.

The capitalized implementation costs at July 28, 2024 and January 28, 2024 were as follows:

	July 28, 2024		January 28, 2024
	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization
Implementation Costs	$16,175	$(987)	$13,736	$(414)
Interest Expenses	473	(18)	357	(8)

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

As of July 28, 2024 and January 28, 2024, Company-owned life insurance was measured at fair value on a recurring basis based on Level 2 inputs. The fair value of the Company-owned life insurance is determined by inputs that are readily available in public markets or can be derived from information available in publicly quoted markets. Additionally, the fair value of the Company-owned life insurance is marked to market each reporting period and any change in fair value is reflected in income for that period.

Our assets measured at fair value on a recurring basis at July 28, 2024 and January 28, 2024, were as follows:

	Fair value at July 28, 2024				Fair value at January 28, 2024
Description	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets measured at fair value
Company-owned life insurance	$-	$29,408	$-	$29,408	$-	$28,528	$-	$28,528

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

	July 28, 2024		January 28, 2024
	Gross carrying amount	Accumulated Amortization	Gross carrying amount	Accumulated Amortization
Intangible assets with indefinite lives:
Goodwill
Domestic Upholstery - Shenandoah *	490	-	490	-
Domestic Upholstery - Sunset West	14,462	-	14,462	-
All Other - BOBO Intriguing Objects	84	-	84	-
Goodwill	15,036	-	15,036	-

Trademarks and Trade names *	8,011	-	8,011	-

Intangible assets with definite lives:
Customer Relations	38,001	(20,665)	38,001	(18,982)
Trademarks and Trade names	2,334	(907)	2,334	(741)

Intangible assets, net	48,346	(21,572)	48,346	(19,723)

*: The amounts are net of impairment charges of $16.4 million related to Shenandoah goodwill and $4.8 million related to certain Home Meridian segment trade names, which were recorded in fiscal 2021.

Amortization expenses for intangible assets with definite lives were $924,000 and $1.8 million for the second quarter and first half of fiscal 2025 and 2024, respectively. For the remainder of fiscal 2025, amortization expense is expected to be approximately $1.8 million.

9.          Leases

We have operating leases for warehouses, showrooms, manufacturing facilities, offices and equipment. We recognized sub-lease income of $18,000 and $71,000 for the second quarter and first half of fiscal 2025, respectively. We recognized sub-lease income of $45,000 and $74,000 for the second quarter and first half of fiscal 2024, respectively.

The components of lease cost and supplemental cash flow information for leases for the three-months and six-months ended July 28, 2024 and July 30, 2023 were:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 28, 2024	July 30, 2023	July 28, 2024	July 30, 2023
Operating lease cost	$2,533	$2,862	$5,060	$5,700
Variable lease cost	83	70	188	152
Short-term lease cost	83	92	199	170
Total operating lease cost	$2,699	$3,024	$5,447	$6,022

Operating cash outflows	$2,554	$2,679	$5,163	$5,371

The right-of-use assets and lease liabilities recorded on our condensed consolidated balance sheets as of July 28, 2024 and January 28, 2024 were as follows:

	July 28, 2024	January 28, 2024
Real estate	$47,282	$49,968
Property and equipment	687	833
Total operating leases right-of-use assets	$47,969	$50,801

Current portion of operating lease liabilities	$7,327	$6,964
Long term operating lease liabilities	43,504	46,414
Total operating lease liabilities	$50,831	$53,378

The weighted-average discount rate is 5.17%. The weighted-average remaining lease term is 6.6 years.

The following table reconciles the undiscounted future lease payments for operating leases to the operating lease liabilities recorded in the condensed consolidated balance sheets on July 28, 2024:

Undiscounted Future Operating Lease Payments
Remainder of fiscal 2025	$4,861
2026	9,859
2027	9,709
2028	8,034
2029	7,350
2030 and thereafter	20,994
Total lease payments	$60,807
Less: impact of discounting	(9,976)
Present value of lease payments	$50,831

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

We may prepay any outstanding principal amounts borrowed under either the Secured Term Loan or the Unsecured Term Loan at any time, without penalty provided that any payment is accompanied by all accrued interest owed. As of July 28, 2024, $4.2 million was outstanding under the Unsecured Term Loan and $18 million was outstanding under the Secured Term Loan.

We incurred $37,500 in debt issuance costs in connection with our term loans. As of July 28, 2024, unamortized loan costs of $22,500 were netted against the carrying value of our term loans on our condensed consolidated balance sheets.

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

Due to our first half results, we were not in compliance with the Existing Loan Agreement’s basic fixed charge ratio covenant in either fiscal 2025 quarterly period; however, subsequent to the end of both quarterly periods, we obtained covenant waivers from BofA. Based on the risk of future non-compliance and according to U.S. GAAP, we have classified all of the debt as current in our consolidated balance sheets. We have sufficient cash and investments on hand to retire the debt if necessary. However, we expect to finalize a new credit facility with BofA during the fiscal 2025 third quarter. Consequently, we expect to be in compliance with our revised financial covenants beginning in our fiscal 2025 third quarter and for the foreseeable future.

As of July 28, 2024, we had $28.3 million available under our $35 million Existing Revolver to fund working capital needs. Standby letters of credit in the aggregate amount of $6.7 million, used to collateralize certain insurance arrangements and for imported product purchases, were outstanding under the Existing Revolver as of July 28, 2024. There were no additional borrowings outstanding under the Existing Revolver as of July 28, 2024.

11.        Earnings Per Share

We refer you to the discussion of Earnings Per Share in Note 1. Summary of Significant Accounting Policies, in the financial statements included in our 2024 Annual Report, for additional information concerning the calculation of earnings per share (EPS).

All stock awards are designed to encourage retention and to provide an incentive for increasing shareholder value. We have issued restricted stock awards to non-employee members of the board of directors since 2006 and to certain non-executive employees since 2014. We have issued restricted stock units (“RSUs”) to certain senior executives since fiscal 2012 under the Company’s Stock Incentive Plan. Each RSU entitles an executive to receive one share of the Company’s common stock if the executive remains continuously employed with the Company subject to a three-year vesting schedule. The RSUs may be paid in shares of our common stock, cash or both at the discretion of the Compensation Committee of our board of directors. We have issued Performance-based Restricted Stock Units (“PSUs”) to certain senior executives since fiscal 2019 under the Company’s Stock Incentive Plan. Each PSU entitles the executive officer to receive one share of our common stock based on the achievement of two specified performance conditions if the executive officer remains continuously employed through the end of the three-year performance period. Historically, one target is based on our annual average growth in our EPS over the performance period and the other target is based on EPS growth over the performance period compared to our peers. For the PSUs issued under the Company’s 2024 Stock Incentive Plan in fiscal 2025, one target is the Company’s annual EPS growth over the performance period and the other target is the Company’s total shareholder return during the performance period compared to the Company’s peer group. The payout or settlement of the PSUs will be made in shares of our common stock.

We expect to continue to grant these types of awards annually in the future. The following table sets forth the number of outstanding restricted stock awards and RSUs and PSUs, net of forfeitures and vested shares, as of the fiscal period-end dates indicated:

	July 28,	January 28,
	2024	2024

Restricted shares	182	182
RSUs and PSUs	209	140
	391	322

All restricted shares, RSUs and PSUs awarded that have not yet vested are considered when computing diluted earnings per share.

The following table sets forth the computation of basic and diluted earnings per share:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 28,	July 30,	July 28,	July 30,
	2024	2023	2024	2023

Net (loss) / income	$(1,951)	$785	$(6,042)	$2,234
Less: Unvested participating restricted stock dividends	41	40	82	71
Net earnings allocated to unvested participating restricted stock	-	13	-	33
(Loss) / Earnings available for common shareholders	(1,992)	732	(6,124)	2,130

Weighted average shares outstanding for basic earnings per share	10,521	10,732	10,509	10,854
Dilutive effect of unvested restricted stock, RSU and PSU awards	-	96	-	108
Weighted average shares outstanding for diluted earnings per share	10,521	10,828	10,509	10,962

Basic (loss) / earnings per share	$(0.19)	$0.07	$(0.57)	$0.20

Diluted (loss) / earnings per share	$(0.19)	$0.07	$(0.57)	$0.20

Due to net losses in the fiscal 2025 second quarter and first half, approximately 169,000 and 176,000 shares would have been antidilutive and are therefore excluded from the calculation of earnings per share, respectively.

12.        Income Taxes

During the second quarters of fiscal 2025 and 2024, we recorded income tax expenses of $85,000 and $191,000, respectively. The effective tax rates for these periods were (4.5%) and 19.6%, respectively. Due to the annualization method, we recognized income tax expenses on a loss before income tax in fiscal 2025 second quarter. For the fiscal 2025 first half, we recorded income tax benefits of $731,000 compared to the income tax expense of $593,000 for the previous year’s first half. The effective tax rates for the fiscal 2025 and 2024 first half periods were 10.8% and 21.0%, respectively.

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

The following table presents segment information for the periods, and as of the dates, indicated.

	Thirteen Weeks Ended				Twenty-Six Weeks Ended
	July 28,		July 30,		July 28,		July 30,
	2024		2023		2024		2023
		% Net		% Net		% Net		% Net
Net Sales		Sales		Sales		Sales		Sales
Hooker Branded	$34,756	36.6%	$36,381	37.1%	$70,109	37.1%	$79,813	36.3%
Home Meridian	30,516	32.1%	28,911	29.6%	56,940	30.2%	70,832	32.3%
Domestic Upholstery	28,556	30.0%	30,892	31.6%	58,583	31.1%	65,996	30.0%
All Other	1,253	1.3%	1,622	1.7%	3,020	1.6%	2,980	1.4%
Consolidated	$95,081	100%	$97,806	100%	$188,652	100%	$219,621	100%

Gross Profit
Hooker Branded	$10,417	30.0%	$13,103	36.0%	$21,465	30.6%	$26,621	33.4%
Home Meridian	5,946	19.5%	3,210	11.1%	9,397	16.5%	9,923	14.0%
Domestic Upholstery	4,646	16.3%	6,365	20.6%	9,351	16.0%	13,387	20.3%
All Other	(87)	-6.9%	663	40.9%	81	2.7%	1,316	44.2%
Consolidated	$20,922	22.0%	$23,341	23.9%	$40,294	21.4%	$51,247	23.3%

Operating (Loss) / Income
Hooker Branded	$(406)	-1.2%	$3,896	10.7%	$(399)	-0.6%	$6,614	8.3%
Home Meridian	(896)	-2.9%	(3,336)	-11.5%	(4,169)	-7.3%	(5,454)	-7.7%
Domestic Upholstery	(1,285)	-4.5%	724	2.3%	(2,593)	-4.4%	2,051	3.1%
All Other	(562)	-44.9%	(11)	-0.7%	(1,008)	-33.4%	38	1.3%
Consolidated	$(3,149)	-3.3%	$1,273	1.3%	$(8,169)	-4.3%	$3,249	1.5%

Capital Expenditures (net of disposals)
Hooker Branded	$240		$622		$445		$3,409
Home Meridian	16		11		251		238
Domestic Upholstery	323		141		714		257
All Other	-		33		11		61
Consolidated	$579		$807		$1,421		$3,965

Depreciation & Amortization
Hooker Branded	$562		$503		$1,114		$994
Home Meridian	659		690		1,284		1,377
Domestic Upholstery	1,087		1,007		2,166		1,954
All Other	27		25		53		47
Consolidated	$2,335		$2,225		$4,617		$4,372

	As of July 28,		As of January 28,
	2024	%Total	2024	%Total
Identifiable Assets		Assets		Assets
Hooker Branded	$174,822	60.1%	$168,832	56.3%
Home Meridian	52,956	18.2%	58,799	19.6%
Domestic Upholstery	58,322	20.1%	67,230	22.4%
All Other	4,518	1.6%	5,067	1.7%
Consolidated	$290,618	100%	$299,928	100%
Consolidated Goodwill and Intangibles	41,810		43,658
Total Consolidated Assets	$332,428		$343,586

Sales by product type are as follows:

	Net Sales (in thousands)
	Thirteen Weeks Ended				Twenty-Six Weeks Ended
	July 28, 2024	%Total	July 30, 2023	%Total	July 28, 2024	%Total	July 30, 2023	%Total
Casegoods	$55,731	59%	$49,984	51%	$108,583	58%	$117,883	54%
Upholstery	39,350	41%	47,822	49%	80,069	42%	101,738	46%
	$95,081	100%	$97,806	100%	$188,652	100%	$219,621	100%

14.        Subsequent Events

Dividends

On September 3, 2024, our board of directors declared a quarterly cash dividend of $0.23 per share which will be paid on September 30, 2024 to shareholders of record at September 13, 2024.

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

3)	risks associated with the ultimate outcome of our planned cost reduction plans, including the amounts and timing of savings realized;

4)	risks associated with the outcome of the HMI segment restructuring which we expect to complete in fiscal 2025, including whether we can return the segment to consistent profitability;

5)

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

6)	the impairment of our long-lived assets, which can result in reduced earnings and net worth;

7)	difficulties in forecasting demand for our imported products and raw materials used in our domestic operations;

8)

adverse political acts or developments in, or affecting, the international markets from which we import products, including duties or tariffs imposed on those products by foreign governments or the U.S. government;

9)	our inability to collect amounts owed to us or significant delays in collecting such amounts;

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

14)	changes in U.S. and foreign government regulations and in the political, social and economic climates of the countries from which we source our products;

15)

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

19)	risks associated with securing a suitable credit facility, which may include restrictive covenants that could limit our ability to pursue our business strategies;

20)	risks associated with distribution through third-party retailers, such as non-binding dealership arrangements;

21)	the cost and difficulty of marketing and selling our products in foreign markets;

22)	changes in domestic and international monetary policies and fluctuations in foreign currency exchange rates affecting the price of our imported products and raw materials;

23)	price competition in the furniture industry;

24)	competition from non-traditional outlets, such as internet and catalog retailers; and

25)	changes in consumer preferences, including increased demand for lower-priced furniture.

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

Quarterly Reporting

This quarterly report on Form 10-Q includes our unaudited condensed consolidated financial statements for the 2025 fiscal year thirteen-week period (also referred to as “three months,” “three-month period,” “quarter,” “second quarter” or “quarterly period”) that began April 29, 2024 and the twenty-six week period (also referred to as “six months”, “six-month period” or “first half”) that began January 29, 2024, which both ended July 28, 2024. This report discusses our results of operations for these periods compared to the 2024 fiscal year thirteen-week period that began May 1, 2023, and the twenty-six-week period that began January 30, 2023, which both ended July 30, 2023; and our financial condition as of July 28, 2024 compared to January 28, 2024.

References in this report to:

■	the 2025 fiscal year and comparable terminology mean the fiscal year that began January 29, 2024, and will end February 2, 2025; and

■	the 2024 fiscal year and comparable terminology mean the fiscal year that began January 30, 2023, and ended January 28, 2024.

Dollar amounts presented in the tables below are in thousands except for per share data.

The following discussion should be read in conjunction with the condensed consolidated financial statements, including the related notes, contained elsewhere in this quarterly report. We also encourage users of this report to familiarize themselves with all our recent public filings made with the SEC, especially our 2024 Annual Report. Our 2024 Annual Report contains critical information regarding known risks and uncertainties that we face, critical accounting policies and information on commitments and contractual obligations that are not reflected in our condensed consolidated financial statements, as well as a more thorough and detailed discussion of our corporate strategy and new business initiatives.

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

At July 28, 2024, our backlog of unshipped orders was as follows:

	Order Backlog
	(Dollars in 000s)

Reporting Segment	July 28, 2024	January 28, 2024	July 30, 2023	*August 4, 2019

Hooker Branded	$14,765	$15,416	$18,838	$12,267
Home Meridian	43,918	36,013	43,001	92,388
Domestic Upholstery	18,066	18,920	24,130	12,114
All Other	1,130	1,475	2,264	2,213

Consolidated	$77,879	$71,824	$88,233	$118,982

Consolidated order backlog decreased compared to the end of the second quarter of the prior year but increased from year-end in January 2024, driven by a higher backlog in Home Meridian’s hospitality business. Order backlog in the Hooker Branded and Domestic Upholstery segments decreased slightly from year-end but remained above pre-COVID levels in calendar 2019.

*For comparison purposes, we included order backlog as of fiscal 2020 second quarter end, the year before the COVID crisis. At fiscal 2020 second quarter end, Home Meridian backlog included approximately $14 million orders from the unprofitable ready-to-assemble (RTA), Clubs and Accentrics Home e-commerce (ACH) businesses which we decided to exit in fiscal 2022 and fiscal 2023, respectively. Domestic Upholstery backlog did not include Sunset West, the business we acquired in the beginning of fiscal 2023. At fiscal 2020 second quarter end, Sunset West had approximately $3 million in backlog. See Review below for additional information on our incoming orders and backlog.

Executive Summary-Results of Operations

Our fiscal 2025 second quarter and first half results were adversely affected by continued anemic demand for home furnishings which is impacting most of home furnishings industry. Additionally, in the prior year’s second quarter and first half, the $3.5 million and $11 million in liquidation sales from the unprofitable businesses we exited were not present in the current year periods. Year-over-year industry-wide U.S. furniture store sales fell compared to the prior year same months for 17 consecutive months, according to the U.S. Census Bureau.

During the fiscal 2025 second quarter, consolidated net sales decreased by $2.7 million, or 2.8%, compared to the same quarter last year. Net sales decreased by $2.3 million at Domestic Upholstery and $1.6 million at Hooker Branded, while Home Meridian saw a $1.6 million increase, driven by strong sales in its hospitality business. Consolidated gross profit and margin decreased for the quarter, primarily due to decreased profitability in the Hooker Branded and Domestic Upholstery segments, which were attributed to lower sales and higher product costs, as well as under-absorbed indirect costs. This decrease was partially offset by improved profitability in the Home Meridian segment. The Company reported a quarterly consolidated operating loss of $3.1 million, with a margin of (3.3%), driven by low sales volume and under-absorbed expenses, compared to an operating income of $1.3 million and a 1.3% margin in the prior year’s second quarter. The consolidated net loss for the quarter was $2.0 million, or ($0.19) per diluted share, compared to net income of $785,000, or $0.07 per diluted share, in the same quarter last year.

During the fiscal 2025 first half, consolidated net sales decreased by $31.0 million, or 14.1%, compared to the same period last year, also due to the persistent low demand for home furnishings driven by macroeconomic uncertainties. All three segments experienced sales decreases during the six-month period. Consolidated gross profit and margin decreased, impacted by lower overall sales, higher product costs in the Hooker Branded and Domestic Upholstery segments, and an unfavorable customer mix in the Home Meridian segment. However, these decreases were partially offset by strong profitability in the hospitality business. The company reported an operating loss of $8.2 million, with a margin of (4.3%), compared to an operating income of $3.2 million and a 1.5% margin in the same period last year. The consolidated net loss for the six-month period was $6.0 million, or ($0.57) per diluted share, compared to $2.2 million, or $0.20 per diluted share, in the prior year period.

Our fiscal 2025 second quarter and first-half performance are discussed in greater detail below under “Review” and “Results of Operations.”

Review

The softness in the macroeconomic environment and ongoing challenges in the home furnishings industry, which we observed in the previous quarters, have extended beyond our initial expectations. In response to this downturn, we have focused on maintaining a strong balance sheet while protecting our 50-plus year history of quarterly dividends. We have continued to grow our profitable businesses, including driving Home Meridian’s gross margin to one of the highest levels since its acquisition in 2016. We continue to invest in growth initiatives, including the addition of new talent in areas like merchandising, interior design sales and support, increased showroom footprint as well as the continued expansion of Sunset West, all of which we believe will position us for improved profitability when demand returns. Additionally, we are in the process of implementing cost reduction measures including the consolidation of certain operations and other fixed cost reductions. In the fiscal 2025 second quarter, we reported a modest 2.8% decrease in revenue compared to the same period last year. However, sales volumes remained insufficient to reach breakeven. Despite the quarterly operating loss, we strongly believe in our strategic positioning and expect profitability to resume once the market recovers and sales volumes rebound.

The Hooker Branded segment’s net sales decreased by $1.6 million, or 4.5%, compared to the second quarter of the prior year, driven by the lower average selling prices due to the price reductions we implemented on orders after August of the prior year to align with reduced ocean freight costs. Incoming orders decreased by 6.8% during the quarter, reflecting the persistent industry-wide weak demand for home furnishings. Although unit volume exceeded both the prior year's second quarter and the current fiscal year's first quarter, it was still among the lowest quarters in recent history. On a more positive note, the quarter-end order backlog remained 20% higher than pre-pandemic levels at the end of the fiscal 2020 second quarter.

Gross profit and gross margin both decreased during the quarter due to reduced net sales and higher product costs, driven by the recent increase in freight costs. The prior period's gross margin benefited from lower freight costs and price increases implemented two years ago, making the current quarter's comparison more challenging. Additionally, warehousing and distribution costs increased during the quarter, largely due to increased labor costs.

Despite achieving a 30% gross margin, the segment recorded a small operating loss of $406,000 for the quarter, driven by under-absorbed selling and administrative (S&A) expenses due to low sales, compared to a $3.9 million operating income in the prior quarter. S&A expenses were higher as a percentage of sales due to the impact of lower sales on the mostly fixed nature of these expenses. Additionally, S&A expenses increased in part because this segment assumes the majority of expenses associated with the Company’s growth and strategic initiatives, including investments in talent, ERP implementation expenses, professional services expenses, and other sales and marketing expenses. Given that much of the increased spending is in growth initiatives, we believe the additional spending is warranted. Notably, management remains committed to optimizing spending and expects to see significant fixed cost reductions beginning in the second half of fiscal 2025 and beyond.

The Home Meridian segment reported a $1.6 million, or 5.6%, increase in net sales for the fiscal 2025 second quarter, despite the absence of $3.5 million ACH liquidation sales that were in the prior period. This marks the first year-over-year quarterly sales increase for the segment in two years. The growth was primarily driven by strong sales at Samuel Lawrence Hospitality (SLH). Additionally, we saw a sales uptick with major furniture chains and mass merchants during the quarter. However, these increases were partially offset by decreased sales to independent furniture stores and e-commerce channels.

Home Meridian reported an increase in gross profit, achieving a gross margin of 19.5%, one of the highest levels since the acquisition of the business in 2016. This was driven by strong profitability at SLH, along with reduced Georgia warehouse costs and lower expenses in Asian operations, though it was partially offset by sales of some lower-margin products and customer mix. The segment recorded a quarterly operating loss of $896,000 due to sales volume deficit; however, it improved from a $3.3 million operating loss in the same quarter last year and a $3.4 million loss in the first quarter of the current fiscal year. This result was in line with management's expectations given the current industry conditions. While incoming orders decreased during the second quarter, the quarter-end backlog was 2.1% higher than the same period last year and 22% higher than the fiscal 2024 year-end in January.

The Domestic Upholstery segment’s net sales decreased by $2.3 million, or 7.6%, compared to the prior year second quarter due to decreased sales at Bradington-Young and HF Custom, partially offset by increased sales at Sunset West and Shenandoah. Industry weakness affected order rates and backlog levels, leading to reduced production at Bradington-Young and HF Custom during the quarter. On a more positive note, excluding Sunset West, the order backlog remained 20% higher than the pre-pandemic levels at the end of the fiscal 2020 second quarter. Gross profit and margin both decreased during the quarter due to increased direct material costs and under-absorbed indirect costs attributed to lower sales and resulting reduced production efficiencies at these domestic facilities, which negatively impacted margins by 150 bps and 180 bps, respectively. Additionally, warehousing costs increased due to higher labor costs and increased warehouse rent expenses, as Sunset West has expanded into a portion of the Georgia warehouse for its growing East Coast footprint. S&A expenses also increased by 240 bps during the quarter. As a result, the segment recorded an operating loss of $1.3 million, compared to operating income of $724,000 in the prior year period.

Cash and cash equivalents were $42.1 million at the end of the second quarter, down $1.1 million from the fiscal 2024 year-end, but up $1.2 million from the first quarter ended in April 2024. Inventory levels decreased by $4.7 million from year-end. During the six-month period, we used cash and cash equivalents on hand and $5.3 million cash generated from operating activities to fund $4.9 million in cash dividends to our shareholders, $2.4 million for further development of our cloud-based ERP system, and $1.4 million in capital expenditures. In addition to our cash balance, we had an aggregate of $28.3 million available under our existing revolver at quarter-end to fund working capital needs, as well as $29.4 million cash surrender value of company-owned life insurance. With strategic inventory management, reasonable capital expenditures, and prudent expense management, we believe we have sufficient financial resources to support our business operations for the foreseeable future.

Results of Operations

The following table sets forth the percentage relationship to net sales of certain items included in the condensed consolidated statements of income included in this report.

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 28,	July 30,	July 28,	July 30,
	2024	2023	2024	2023
Net sales	100%	100%	100%	100%
Cost of sales	78.0	76.1	78.6	76.7
Gross profit	22.0	23.9	21.4	23.3
Selling and administrative expenses	24.3	21.6	24.7	21.0
Intangible asset amortization	1.0	0.9	1.0	0.8
Operating (loss)/income	(3.3)	1.3	(4.3)	1.5
Other income, net	1.5	0.4	1.0	0.2
Interest expense	0.2	0.7	0.3	0.4
(Loss)/income before income taxes	(2.0)	1.0	(3.6)	1.3
Income tax expense / (benefit)	0.1	0.2	(0.4)	0.3
Net (loss)/income	(2.1)	0.8	(3.2)	1.0

Fiscal 2025 Second Quarter and First Half Compared to Fiscal 2024 Second Quarter and First Half

	Net Sales
	Thirteen Weeks Ended						Twenty-Six Weeks Ended
	July 28,		July 30,				July 28,		July 30,
	2024		2023				2024		2023
		% Net Sales		% Net Sales	$ Change	% Change		% Net Sales		% Net Sales	$ Change	% Change
Hooker Branded	$34,756	36.6%	$36,381	37.1%	$(1,625)	-4.5%	$70,109	37.1%	$79,813	36.3%	$(9,704)	-12.2%
Home Meridian	30,516	32.1%	28,911	29.6%	1,605	5.6%	56,940	30.2%	70,832	32.3%	(13,892)	-19.6%
Domestic Upholstery	28,556	30.0%	30,892	31.6%	(2,336)	-7.6%	58,583	31.1%	65,996	30.0%	(7,413)	-11.2%
All Other	1,253	1.3%	1,622	1.7%	(369)	-22.7%	3,020	1.6%	2,980	1.4%	40	1.3%
Consolidated	$95,081	100%	$97,806	100%	$(2,725)	-2.8%	$188,652	100%	$219,621	100%	$(30,969)	-14.1%

Unit Volume	FY25 Q2 vs. FY24 Q2 Change	FY25 YTD vs. FY24 YTD Change	Average Selling Price (“ASP”)	FY25 Q2 vs. FY24 Q2 Change	FY25 YTD vs. FY24 YTD Change

Hooker Branded	11.6%	-0.6%	Hooker Branded	-8.6%	-6.1%
Home Meridian	-32.7%	-43.6%	Home Meridian	50.3%	40.7%
Domestic Upholstery	-2.9%	-7.6%	Domestic Upholstery	-3.1%	-2.3%
All Other	-47.8%	-41.4%	All Other	-37.4%	-32.2%
Consolidated	-22.6%	-33.5%	Consolidated	25.4%	29.9%

Consolidated net sales decreased in the second quarter of fiscal 2025, primarily due to decreases in the Domestic Upholstery and Hooker Branded segments, partially offset by an increase in net sales at Home Meridian. For the first half of fiscal 2025, consolidated net sales decreased as all three segments experienced a downturn in sales.

■

The Hooker Branded segment’s net sales decreased by $1.6 million, or 4.5%, in the second quarter of fiscal 2025, primarily due to lower average selling prices following price reductions implemented in the second half of previous year, driven by reduced ocean freight costs. While unit volume exceeded both the previous year's second quarter and the current fiscal year's first quarter, the price reductions had a more significant impact on overall revenue. For the six-month period, net sales decreased by $9.7 million, or 12.2%, driven by the same decrease in average selling prices and, to a lesser extent, decreased unit volume in the first quarter, reflecting the ongoing industry headwinds.

■

The Home Meridian segment’s net sales increased by $1.6 million, or 5.6%, in the second quarter of fiscal 2025, primarily driven by strong performance in its hospitality business. Additionally, sales through major furniture chains and mass merchants increased during the quarter. These gains were partially offset by decreases in sales to independent furniture stores and through e-commerce channels. In the previous year's second quarter, ACH liquidation sales accounted for $3.5 million, or 34% of unit volume. For the six-month period, net sales decreased by $13.9 million, or 19.6%, largely due to the absence of $11 million in liquidation sales, which accounted for 39% of total unit volume in the first half of the prior year. The remaining decrease was attributed to lower sales through independent furniture stores and e-commerce, while partially offset by increased sales in its hospitality business. The average selling price increased significantly in the second quarter and first half of fiscal 2025 due to the absence of liquidation sales.

■

The Domestic Upholstery segment’s net sales decreased by $2.3 million, or 7.6%, in the second quarter of fiscal 2025, primarily due to lower unit volume at Bradington-Young and HF Custom. Sunset West and Shenandoah each reported single-digit sales increases. Over the six-month period, net sales decreased by $7.4 million, or 11.2%, with Bradington-Young, HF Custom, and Shenandoah experiencing sales decreases, while Sunset West reported a 10.7% sales growth. This growth was attributed to the Company's efforts to expand its distribution along the East Coast and the stabilization of its ERP system over the past year.

	Gross Profit and Margin
	Thirteen Weeks Ended						Twenty-Six Weeks Ended
	July 28,		July 30,				July 28,		July 30,
	2024		2023				2024		2023
		% Net Sales		% Net Sales	$ Change	% Change		% Net Sales		% Net Sales	$ Change	% Change
Hooker Branded	$10,417	30.0%	$13,103	36.0%	$(2,686)	-20.5%	$21,465	30.6%	$26,621	33.4%	$(5,156)	-19.4%
Home Meridian	5,946	19.5%	3,210	11.1%	2,736	85.2%	9,397	16.5%	9,923	14.0%	(526)	-5.3%
Domestic Upholstery	4,646	16.3%	6,365	20.6%	(1,719)	-27.0%	9,351	16.0%	13,387	20.3%	(4,036)	-30.1%
All Other	(87)	-6.9%	663	40.9%	(750)	-113.1%	81	2.7%	1,316	44.2%	(1,235)	-93.8%
Consolidated	$20,922	22.0%	$23,341	23.9%	$(2,419)	-10.4%	$40,294	21.4%	$51,247	23.3%	$(10,953)	-21.4%

Consolidated gross profit decreased in the fiscal 2025 second quarter and first half primarily due to overall lower net sales, while consolidated gross margin decreased in both periods due to reduced margins in the Hooker Branded and Domestic Upholstery segments, partially offset by increased gross margin at Home Meridian.

■

The Hooker Branded segment’s profit and gross margin both decreased in fiscal 2025 second quarter, due to lower net sales and increased product costs. The gross margin in the previous year's second quarter had been elevated by a combination of reduced ocean freight costs and price increases implemented during the post-COVID years to mitigate higher freight costs. Warehousing and distribution expenses also increased during the quarter, driven by higher labor costs. For the six-month period, gross profit decreased due to lower net sales, while gross margin decreased due to increased product costs and warehousing and distribution expenses.

■

The Home Meridian segment’s gross profit increased in the second quarter of fiscal 2025, driven by strong sales in the hospitality business, but decreased over the six-month period due to lower overall net sales. Gross margin increased in both periods, due to higher profitability at SLH as well as reduced Georgia warehouse and Asian operation costs. However, these gains were partially offset by an unfavorable customer and product mix.

■

The Domestic Upholstery segment’s gross profit and margin both decreased in the second quarter and first half of fiscal 2025. Direct material costs increased by 150 bps in the quarter and 130 bps over the six-month period, driven by increased raw material costs. Indirect costs increased by 180 bps and 150 bps, respectively, for both periods due to lower net sales resulting in under-absorbed fixed overhead costs. Although direct labor costs decreased in absolute terms, they remained unchanged as a percentage of net sales, as Bradington-Young and HF Custom operated on reduced schedules to align production with lower backlog levels. Additionally, warehousing and distribution expenses increased in both periods due to higher labor costs and increased rent expenses, as a portion of the Georgia warehouse was redeployed to support Sunset West’s East Coast expansion.

	Selling and Administrative Expenses (S&A)
	Thirteen Weeks Ended						Twenty-Six Weeks Ended
	July 28,		July 30,				July 28,		July 30,
	2024		2023				2024		2023
		% Net Sales		% Net Sales	$ Change	% Change		% Net Sales		% Net Sales	$ Change	% Change
Hooker Branded	$10,823	31.1%	$9,208	25.3%	$1,615	17.5%	$21,864	31.2%	$20,007	25.1%	$1,857	9.3%
Home Meridian	6,511	21.3%	6,215	21.5%	296	4.8%	12,905	22.7%	14,717	20.8%	(1,812)	-12.3%
Domestic Upholstery	5,338	18.7%	5,047	16.3%	291	5.8%	10,756	18.4%	10,189	15.4%	567	5.6%
All Other	475	37.9%	674	41.6%	(199)	-29.5%	1,089	36.0%	1,278	42.9%	(189)	-14.8%
Consolidated	$23,147	24.3%	$21,144	21.6%	$2,003	9.5%	$46,614	24.7%	$46,191	21.0%	$423	0.9%

Consolidated selling and administrative (“S&A”) expenses increased both in absolute terms and as a percentage of net sales in the fiscal 2025 second quarter and the six-month period.

■

The Hooker Branded segment’s S&A expenses increased in absolute terms in both the second quarter and first half of fiscal 2025. This increase was attributed to higher compensation costs due to wage inflation and investment in talent, higher bad debt, increased ERP system implementation expenses, and increased costs to support strategic growth initiatives. S&A expenses increased as a percentage of net sales in the second quarter and the first half, primarily due to low sales, caused by the ongoing challenges in the home furnishings industry, as well as increased spending.

■

The Home Meridian segment’s S&A expenses increased slightly in absolute terms during fiscal 2025 second quarter but remained unchanged as a percentage of net sales. Increased compensation costs, higher bad debt, and increased selling costs associated with higher net sales contributed to the uptick, partially offset by reduced spending in other areas. For the fiscal 2025 first half, S&A expenses decreased due to lower selling costs on reduced net sales, decreased compensation expenses from personnel changes, and other cost-saving initiatives. S&A expenses increased as a percentage of net sales due to lower net sales over the six-month period.

■

The Domestic Upholstery segment’s S&A expenses increased both in absolute terms and as a percentage of net sales during the second quarter and first half of fiscal 2025. This increase was primarily driven by higher professional services expenses, as well as increased selling expenses. These increases were partially offset by lower compensation expenses and other cost reductions.

	Intangible Asset Amortization
	Thirteen Weeks Ended						Twenty-Six Weeks Ended
	July 28,		July 30,				July 28,		July 30,
	2024		2023				2024		2023
		% Net Sales		% Net Sales	$ Change	% Change		% Net Sales		% Net Sales	$ Change	% Change
Intangible asset amortization	$924	1.0%	$924	0.9%	$-	0.0%	$1,849	1.0%	$1,807	0.8%	$42	2.3%

Intangible asset amortization expense remained unchanged in the second quarter of fiscal 2025 but increased slightly over the six-month period due to the reassessment and subsequent amortization of the Sam Moore trade name, which began in April of the previous year. See Note 8 to our Condensed Consolidated Financial Statements for additional information.

	Operating (Loss) / Profit and Margin
	Thirteen Weeks Ended						Twenty-Six Weeks Ended
	July 28,		July 30,				July 28,		July 30,
	2024		2023				2024		2023
		% Net Sales		% Net Sales	$ Change	% Change		% Net Sales		% Net Sales	$ Change	% Change
Hooker Branded	$(406)	-1.2%	$3,896	10.7%	$(4,302)	-110.4%	$(399)	-0.6%	$6,614	8.3%	$(7,013)	-106.0%
Home Meridian	(896)	-2.9%	(3,336)	-11.5%	2,440	73.1%	(4,169)	-7.3%	(5,454)	-7.7%	1,285	23.6%
Domestic Upholstery	(1,285)	-4.5%	724	2.3%	(2,009)	-277.5%	(2,593)	-4.4%	2,051	3.1%	(4,644)	-226.4%
All Other	(562)	-44.9%	(11)	-0.7%	(551)	-5009.1%	(1,008)	-33.4%	38	1.3%	(1,046)	-2752.6%
Consolidated	$(3,149)	-3.3%	$1,273	1.3%	$(4,422)	-347.4%	$(8,169)	-4.3%	$3,249	1.5%	$(11,418)	-351.4%

The Company reported operating losses in the fiscal 2025 second quarter and first half due to the factors discussed above.

	Income taxes
	Thirteen Weeks Ended						Twenty-Six Weeks Ended
	July 28,		July 30,				July 28,		July 30,
	2024		2023				2024		2023
		% Net Sales		% Net Sales	$ Change	% Change		% Net Sales		% Net Sales	$ Change	% Change
Consolidated income tax expense / (benefits)	$85	0.1%	$191	0.2%	$(106)	-55.5%	$(731)	-0.4%	$593	0.3%	$(1,324)	-223.3%

Effective Tax Rate	-4.5%		19.6%				10.8%		21.0%

During the second quarters of fiscal 2025 and 2024, we recorded income tax expenses of $85,000 and $191,000, respectively. The effective tax rates for these periods were (4.5%) and 19.6%, respectively. Due to the annualization method, we recognized income tax expenses on a loss before income tax in fiscal 2025 second quarter. For the fiscal 2025 first half, we recorded income tax benefits of $731,000 compared to the income tax expense of $593,000 for the previous year’s first half. The effective tax rates for the fiscal 2025 and 2024 first half periods were 10.8% and 21.0%, respectively.

	Net (Loss) / Income
	Thirteen Weeks Ended						Twenty-Six Weeks Ended
	July 28,		July 30,				July 28,		July 30,
	2024		2023				2024		2023
		% Net Sales		% Net Sales	$ Change	% Change		% Net Sales		% Net Sales	$ Change	% Change
Consolidated net (loss) / income	$(1,951)	-2.1%	$785	0.8%	$(2,736)	-348.5%	$(6,042)	-3.2%	$2,234	1.0%	$(8,276)	-370.5%

Diluted (loss) / earnings per share	$(0.19)		$0.07				$(0.57)		$0.20

Outlook

We are encouraged that inflation hit its lowest post-pandemic level in July, with the Consumer Price Index cooling to 2.9%, setting up a possible interest rate cut in September. There has been a recent surge in mortgage refinancing in August, which is a positive indicator. We believe, if the Federal Reserve lowers interest rates, housing activity will accelerate.

While the U.S. Department of Commerce reported its 17th consecutive month of lower home furnishings retail sales in July, overall retail sales rose about 3% during the same period, and the University of Michigan Consumer Sentiment Index rose in early August for the first time since March. Additionally, existing-home sales grew in July ending a four-month sales decline.

Our strong balance sheet, financial condition and seasoned management team will well equip us to navigate the remaining downturn, as we focus on maximizing efficiencies with the planned cost reductions. We are in the process of refinancing our credit facility and expect to have that completed in the near future. In addition, we plan to pay off $22 million in term debt during the third quarter, demonstrating our confidence in our future. We will continue investing in expansion strategies that will position us for improved profitability and revenue growth when demand returns.

Financial Condition, Liquidity and Capital Resources

Cash Flows – Operating, Investing and Financing Activities

	Twenty-Six Weeks Ended
	July 28,	July 30,
	2024	2023
Net cash provided by operating activities	$5,314	$51,412
Net cash used in investing activities	(808)	(6,211)
Net cash used in financing activities	(5,615)	(14,224)
Net (decrease) / increase in cash and cash equivalents	$(1,109)	$30,977

During fiscal 2025 first half ended July 28, 2024, we used existing cash and cash equivalent on hand, $5.3 million cash generated from operations and $936,000 life insurance proceeds to fund $4.9 million in cash dividends to our shareholders, $2.4 million for further development of our cloud-based ERP system, $1.4 million capital expenditures and $326,000 in life insurance premiums on Company-owned life insurance policies.

In comparison, during the six months ended July 30, 2023, we used a portion of the $51.4 million cash generated from operations and $444,000 life insurance proceeds to fund $8.7 million share repurchases, $4.9 million in cash dividends to our shareholders, $4.0 million capital expenditures including investments in our new showrooms, $2.6 million for development of our cloud-based ERP system, $2.4 million on the BOBO acquisition, and $317,000 in life insurance premiums on Company-owned life insurance policies.

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

We may prepay any outstanding principal amounts borrowed under either the Secured Term Loan or the Unsecured Term Loan at any time, without penalty provided that any payment is accompanied by all accrued interest owed. As of July 28, 2024, $4.2 million was outstanding under the Unsecured Term Loan and $18 million was outstanding under the Secured Term Loan.

We incurred $37,500 in debt issuance costs in connection with our term loans. As of July 28, 2024, unamortized loan costs of $22,500 were netted against the carrying value of our term loans on our condensed consolidated balance sheets.

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

Due to our first half results, we were not in compliance with the Existing Loan Agreement’s basic fixed charge ratio covenant in either fiscal 2025 quarterly period; however, subsequent to the end of both quarterly periods, we obtained covenant waivers from BofA. Based on the risk of future non-compliance and according to U.S. GAAP, we have classified all of the debt as current in our consolidated balance sheets. We have sufficient cash and investments on hand to retire the debt if necessary. However, we expect to finalize a new credit facility with BofA during the fiscal 2025 third quarter. Consequently, we expect to be in compliance with our revised financial covenants beginning in our fiscal 2025 third quarter and for the foreseeable future.

As of July 28, 2024, we had $28.3 million available under our $35 million Existing Revolver to fund working capital needs. Standby letters of credit in the aggregate amount of $6.7 million, used to collateralize certain insurance arrangements and for imported product purchases, were outstanding under the Existing Revolver as of July 28, 2024. There were no additional borrowings outstanding under the Existing Revolver as of July 28, 2024.

Capital Expenditures

We expect to spend approximately $1 million in capital expenditures over the remainder of fiscal 2025 to maintain and enhance our operating systems and facilities, excluding any possible spending decreases resulting from the cost reduction plan discussed above.

Enterprise Resource Planning Project

During calendar 2021, our Board of Directors approved an upgrade to our current ERP system and implementation efforts begun shortly thereafter. The ERP system went live at Sunset West in December 2022 and in the legacy Hooker divisions in early September 2023. Due to our cost reduction initiatives, we have paused the ERP project in the Home Meridian segment. We do not anticipate further significant ERP spending in fiscal 2025.

Dividends

On September 3, 2024, our board of directors declared a quarterly cash dividend of $0.23 per share which will be paid on September 30, 2024, to shareholders of record at September 13, 2024.

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

Interest Rate Risk

Borrowings under our revolving credit facility, the Secured Term Loan and the Unsecured Term loan bear interest based on BSBY plus 1.00%, BSBY plus 0.90% and BSBY plus 1.40%, respectively. As such, these debt instruments expose us to market risk for changes in interest rates. There was no outstanding balance under our revolving credit facility as of July 28, 2024 other than standby letters of credit in the amount of $6.7 million. As of July 28, 2024, $22.2 million was outstanding under our term loans. A 1% increase in the BSBY rate would result in an annual increase in interest expenses on our terms loans of approximately $216,000.

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

Item 4.         Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended July 28, 2024. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective as of July 28, 2024 to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to the Company’s management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure and are effective to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

During fiscal 2024 second quarter, we closed on the acquisition of substantially all of the assets of BOBO Intriguing Objects (“BOBO”). As permitted by SEC guidance for newly acquired businesses, we excluded BOBO’s operations from the scope of our Sarbanes-Oxley Section 404 report on internal controls over financial reporting for the year ending January 28, 2024. We are in the process of implementing our internal control structure at BOBO and expect that this effort will be completed in fiscal 2025.

There have been no changes in our internal control over financial reporting during the fiscal quarter ended July 28, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 5.         Other Information

During the three months ended July 28, 2024, no director or officer of the Company adopted, terminated or modified a ‘Rule 10b5-1 trading arrangement’ or ‘non-Rule 10b5-1 trading arrangement,’ as each term is defined in Item 408(a) of Regulation S-K.

As further described under “Liquidity, Financial Resources and Capital Expenditures” in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations herein, the Company entered into a covenant waiver with BofA under the Existing Loan Agreement on September 3, 2024 (the “Waiver”). A copy of the Waiver is filed herewith as Exhibit 10.3 to this Quarterly Report on Form 10-Q and its terms are hereby incorporated by reference into this Item 5.

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

4.1	Articles of Incorporation of the Company, as amended (See Exhibit 3.1)

4.2	Amended and Restated Bylaws of the Company, as amended (See Exhibit 3.2)

10.1*	Form of Performance Stock Units Grant Agreement, for grants made in fiscal 2025

10.2*	Form of RSU Time-based Vesting Grant Agreement, for grants made in fiscal 2025

10.3*	Covenant Waiver Letter between the Company and Bank of America executed on September 3, 2024 under the Company’s Second Amended and Restated Loan Agreement dated as of September 29, 2017.

31.1*	Rule 13a-14(a) Certification of the Company’s principal executive officer

31.2*	Rule 13a-14(a) Certification of the Company’s principal financial officer

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

HOOKER FURNISHINGS CORPORATION

Date: September 6, 2024	By:	/s/ Paul A. Huckfeldt
Paul A. Huckfeldt
Chief Financial Officer and Senior Vice President – Finance and Accounting