Form 10-Q
period 2024-10-27
HOOKER FURNISHINGS Corp
filed 2024-12-06
CIK 1077688

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 27, 2024

Commission file number 000-25349

HOOKER FURNISHINGS CORPORATION

(Exact name of registrant as specified in its charter)

Virginia	54-0251350
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

440 East Commonwealth Boulevard, Martinsville, VA 24112

(Address of principal executive offices, Zip Code)

(276) 632-2133

(Registrant’s telephone

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 29, 2024, there were 10,710,432 shares of the registrant’s common stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

HOOKER FURNISHINGS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

As of	October 27,	January 28,
	2024	2024
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$20,410	$43,159
Trade accounts receivable, net	51,773	51,280
Inventories	66,493	61,815
Income tax recoverable	3,005	3,014
Prepaid expenses and other current assets	9,038	5,530
Total current assets	150,719	164,798
Property, plant and equipment, net	28,524	29,142
Cash surrender value of life insurance policies	28,984	28,528
Deferred taxes	15,575	12,005
Operating leases right-of-use assets	47,435	50,801
Intangible assets, net	23,904	28,622
Goodwill	15,036	15,036
Other assets	16,687	14,654
Total non-current assets	176,145	178,788
Total assets	$326,864	$343,586

Liabilities and Shareholders’ Equity
Current liabilities
Current portion of long-term debt	$1,393	$1,393
Trade accounts payable	23,240	16,470
Accrued salaries, wages and benefits	6,937	7,400
Customer deposits	5,799	5,920
Current portion of operating lease liabilities	7,612	6,964
Other accrued expenses	2,785	3,262
Total current liabilities	47,766	41,409
Long term debt	20,553	21,481
Deferred compensation	6,989	7,418
Operating lease liabilities	42,785	46,414
Other long-term liabilities	-	889
Total long-term liabilities	70,327	76,202
Total liabilities	118,093	117,611

Shareholders’ equity
Common stock, no par value, 20,000 shares authorized, 10,710 and 10,672 shares issued and outstanding on each date	50,026	49,524
Retained earnings	158,146	175,717
Accumulated other comprehensive income	599	734
Total shareholders’ equity	208,771	225,975
Total liabilities and shareholders’ equity	$326,864	$343,586

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

HOOKER FURNISHINGS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	For the
	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 27,	October 29,	October 27,	October 29,
	2024	2023	2024	2023

Net sales	$104,352	$116,831	$293,005	$336,452

Cost of sales	80,327	83,121	228,687	251,495

Gross profit	24,025	33,710	64,318	84,957

Selling and administrative expenses	28,416	24,016	75,030	70,207
Trade name impairment charges	1,953	-	1,953	-
Intangible asset amortization	916	924	2,765	2,732

Operating (loss) / income	(7,260)	8,770	(15,430)	12,018

Other income, net	612	659	2,575	1,071
Interest expense, net	319	364	886	1,197

(Loss) / income before income taxes	(6,967)	9,065	(13,741)	11,892

Income tax (benefit) / expense	(2,836)	2,027	(3,567)	2,620

Net (loss) / income	$(4,131)	$7,038	$(10,174)	$9,272

(Loss) / earnings per share
Basic	$(0.39)	$0.66	$(0.97)	$0.85
Diluted	$(0.39)	$0.65	$(0.97)	$0.85

Weighted average shares outstanding:
Basic	10,541	10,536	10,519	10,748
Diluted	10,541	10,676	10,519	10,878

Cash dividends declared per share	$0.23	$0.22	$0.69	$0.66

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

HOOKER FURNISHINGS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) / INCOME

(In thousands)

(Unaudited)

	For the
	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 27,	October 29,	October 27,	October 29,
	2024	2023	2024	2023

Net (loss) / income	$(4,131)	$7,038	$(10,174)	$9,272
Other comprehensive income:
Actuarial adjustments	(59)	(70)	(177)	(209)
Income tax effect on adjustments	14	17	42	50
Adjustments to net periodic benefit cost	(45)	(53)	(135)	(159)

Total comprehensive (loss) / income	$(4,176)	$6,985	$(10,309)	$9,113

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

HOOKER FURNISHINGS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the
	Thirty-Nine Weeks Ended
	October 27,	October 29,
	2024	2023
Operating Activities:
Net (loss) / income	$(10,174)	$9,272
Adjustments to reconcile net (loss) / income to net cash (used in) / provided by operating activities:
Depreciation and amortization	6,930	6,626
Deferred income tax (benefit) / expense	(3,532)	2,575
Tradename impairment	1,953	-
Noncash restricted stock and performance awards	502	1,685
Provision for doubtful accounts and sales allowances	272	(270)
Gain on life insurance policies	(1,060)	(784)
(Gain) / loss on disposal of assets	(2)	29
Changes in assets and liabilities:
Trade accounts receivable	(765)	3,334
Inventories	(4,678)	33,264
Income tax recoverable	9	5
Prepaid expenses and other assets	(6,361)	(3,400)
Trade accounts payable	6,757	7,169
Accrued salaries, wages, and benefits	(463)	(2,574)
Customer deposits	(122)	(3,477)
Operating lease assets and liabilities	385	366
Other accrued expenses	(1,384)	(4,400)
Deferred compensation	(601)	(650)
Net cash (used in) / provided by operating activities	$(12,334)	$48,770

Investing Activities:
Purchases of property and equipment	(2,656)	(5,718)
Premiums paid on life insurance policies	(387)	(378)
Proceeds received on life insurance policies	936	444
Proceeds from sales of assets	3	-
Acquisitions	-	(2,373)
Net cash used in investing activities	$(2,104)	$(8,025)

Financing Activities:
Purchase and retirement of common stock	-	(11,674)
Cash dividends paid	(7,378)	(7,228)
Payments for long-term loans	(933)	(1,050)
Net cash used in financing activities	$(8,311)	$(19,952)

Net (decrease) / increase in cash and cash equivalents	(22,749)	20,793
Cash and cash equivalents - beginning of year	43,159	19,002
Cash and cash equivalents - end of quarter	$20,410	$39,795

Supplemental disclosure of cash flow information:
Cash paid for income taxes, net of refund	$82	$74
Cash paid for interest, net	970	1,375

Non-cash transactions:
Increase / (decrease) in lease liabilities arising from changes in right-of-use assets	$2,263	$(8,987)
Increase in property and equipment through accrued purchases	13	35

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

HOOKER FURNISHINGS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In thousands, except per share data)

(Unaudited)

				Accumulated
				Other	Total
	Common Stock		Retained	Comprehensive	Shareholders'
	Shares	Amount	Earnings	Income	Equity
Balance at July 30, 2023	10,819	$49,561	$175,348	$759	$225,668
Net income for the 13 weeks ended October 29, 2023			7,038		7,038
Actuarial adjustments on defined benefit plan, net of tax of $17				(53)	(53)
Cash dividends paid ($0.22 per share)			(2,373)		(2,373)
Purchase and retirement of common stock	(147)	$(700)	(2,434)		(3,134)
Restricted stock grants, net of forfeitures		-			-
Restricted stock compensation cost		449			449
Performance-based restricted stock units cost		193			193
Balance at October 29, 2023	10,672	$49,503	$177,579	$706	$227,788

Balance at July 28, 2024	10,714	$49,950	$164,745	$644	$215,339
Net loss for the 13 weeks ended October 27, 2024			(4,131)		(4,131)
Actuarial adjustments on defined benefit plan, net of tax of $14				(45)	(45)
Cash dividends paid ($0.23 per share)			(2,468)		(2,468)
Restricted stock grants, net of forfeitures	(4)	(66)			(66)
Restricted stock compensation cost		473			473
Performance-based restricted stock units cost		(331)			(331)
Balance at October 27, 2024	10,710	$50,026	$158,146	$599	$208,771

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

HOOKER FURNISHINGS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (CONT.)

(In thousands, except per share data)

(Unaudited)

				Accumulated
				Other	Total
	Common Stock		Retained	Comprehensive	Shareholders'
	Shares	Amount	Earnings	Income (loss)	Equity
Balance at January 29, 2023	11,197	$50,770	$184,386	$865	$236,021
Net income for the 39 weeks ended October 29, 2023			9,272		9,272
Actuarial adjustments on defined benefit plan, net of tax of $50				(159)	(159)
Cash dividends paid ($0.66 per share)			(7,228)		(7,228)
Purchase and retirement of common stock	(620)	(2,952)	(8,851)		(11,803)
Restricted stock grants, net of forfeitures	95	(150)			(150)
Restricted stock compensation cost		1,255			1,255
Performance-based restricted stock units costs		580			580
Balance at October 29, 2023	10,672	$49,503	$177,579	$706	$227,788

Balance at January 28, 2024	10,672	$49,524	$175,717	$734	$225,975
Net loss for the 39 weeks ended October 27, 2024			(10,174)		(10,174)
Actuarial adjustments on defined benefit plan, net of tax of $42				(135)	(135)
Cash dividends paid ($0.69 per share)			(7,397)		(7,397)
Restricted stock grants, net of forfeitures	38	(404)			(404)
Restricted stock compensation cost		1,237			1,237
Performance-based restricted stock units costs		(331)			(331)
Balance at October 27, 2024	10,710	$50,026	$158,146	$599	$208,771

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

HOOKER FURNISHINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar and share amounts in tables, except per share amounts, in thousands unless otherwise indicated)

(Unaudited)

For the Thirty-Nine Weeks Ended October 27, 2024

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

The financial statements contained herein are being filed as part of a quarterly report on Form 10-Q covering the 2025 fiscal year thirteen-week period (also referred to as “three months,” “three-month period,” “quarter,” “third quarter” or “quarterly period”) that began July 29, 2024, and the thirty-nine week period (also referred to as “nine months”, “nine-month period” or “year-to-date period”) that began January 29, 2024, which both ended October 27, 2024. This report discusses our results of operations for these periods compared to the 2024 fiscal year thirteen-week period that began July 31, 2023, and the thirty-nine week period that began January 30, 2023, which both ended October 29, 2023; and our financial condition as of October 27, 2024 compared to January 28, 2024.

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

3.         Accounts Receivable

	October 27,	January 28,
	2024	2024

Gross accounts receivable	$56,911	$54,897
Customer allowances	(984)	(1,800)
Allowance for doubtful accounts	(4,154)	(1,817)
Trade accounts receivable	$51,773	$51,280

4.          Inventories

	October 27,	January 28,
	2024	2024
Finished furniture	$79,174	$75,354
Furniture in process	1,664	1,702
Materials and supplies	11,513	10,538
Inventories at FIFO	92,351	87,594
Reduction to LIFO basis	(25,858)	(25,779)
Inventories	$66,493	$61,815

5.         Property, Plant and Equipment

	Depreciable Lives	October 27,	January 28,
	(In years)	2024	2024

Buildings and land improvements	15 - 30	$34,406	$33,785
Machinery and equipment	10	12,170	11,708
Computer software and hardware	3 - 10	8,576	8,994
Leasehold improvements	Term of lease	13,249	12,436
Furniture and fixtures	3 - 10	7,487	7,256
Other	5	702	698
Total depreciable property at cost		76,590	74,877
Less accumulated depreciation		(50,431)	(47,700)
Total depreciable property, net		26,159	27,177
Land		1,077	1,077
Construction-in-progress		1,288	888
Property, plant and equipment, net		$28,524	$29,142

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

Due to our cost reduction initiatives, we have temporarily paused the ERP project in the Home Meridian segment beginning in the third quarter of fiscal 2025. Implementation costs and interest expense of $451,000 and $1.3 million were capitalized in the third quarters of fiscal 2025 and fiscal 2024, respectively. Implementation costs and interest expense of $3.0 million and $4.0 million were capitalized in the fiscal 2025 and fiscal 2024 nine-month periods, respectively. Amortization expenses of $291,000 and $153,000 were recorded in the third quarters of fiscal 2025 and fiscal 2024, respectively. Amortization expenses of $874,000 and $190,000 were recorded in the fiscal 2025 and fiscal 2024 nine-month periods, respectively.

The capitalized implementation costs at October 27, 2024 and January 28, 2024 were as follows:

	October 27, 2024		January 28, 2024
	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization
Implementation Costs	$16,565	$(1,274)	$13,736	$(414)
Interest Expenses	534	(22)	357	(8)

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

As of October 27, 2024 and January 28, 2024, Company-owned life insurance was measured at fair value on a recurring basis based on Level 2 inputs. The fair value of the Company-owned life insurance is determined by inputs that are readily available in public markets or can be derived from information available in publicly quoted markets. Additionally, the fair value of the Company-owned life insurance is marked to market each reporting period and any change in fair value is reflected in income for that period.

Our assets measured at fair value on a recurring basis at October 27, 2024 and January 28, 2024, were as follows:

	Fair value at October 27, 2024				Fair value at January 28, 2024
Description	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets measured at fair value
Company-owned life insurance	$-	$28,984	$-	$28,984	$-	$28,528	$-	$28,528

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

	October 27, 2024		January 28, 2024
	Gross carrying amount	Impairment / Accumulated Amortization	Gross carrying amount	Impairment / Accumulated Amortization
Intangible assets with indefinite lives:
Goodwill
Domestic Upholstery - Shenandoah *	490	-	490	-
Domestic Upholstery - Sunset West	14,462	-	14,462	-
All Other - BOBO Intriguing Objects	84	-	84	-
Goodwill	15,036	-	15,036	-

Trademarks and Trade names *	8,011	(1,953)	8,011	-

Intangible assets with definite lives:
Customer Relations	38,001	(21,507)	38,001	(18,982)
Trademarks and Trade names	2,334	(982)	2,334	(741)

Intangible assets, net	48,346	(24,442)	48,346	(19,723)

*The amounts are net of impairment charges of $16.4 million related to Shenandoah goodwill and $4.8 million related to certain Home Meridian segment trade names, which were recorded in fiscal 2021. During the third quarter of fiscal 2025, we reviewed triggering events under ASU 2021-03, Intangibles – Goodwill and Other (Topic 350). Due to the decline in revenue driven by the downturn in the furniture industry, increased freight costs, changes in management and strategy, and the bankruptcy of a key customer, we identified triggering events that necessitated a valuation of the indefinite-lived trade names and trademarks in the Home Meridian segment. Consequently, we performed a valuation using the discounted cash flow method. This methodology involved cash flow projections and growth rates for each trade name over the next five years, provided by management, along with a royalty rate benchmark for companies engaged in similar activities. Based on this analysis, we recorded non-cash impairment charges of $2.0 million for certain indefinite-lived trade names within the Home Meridian segment.

Amortization expenses for intangible assets with definite lives were $916,000 and $924,000 for the third quarters of fiscal 2025 and 2024, respectively. Amortization expenses for intangible assets with definite lives were $2.8 million and $2.7 million for the nine-month periods of fiscal 2025 and 2024, respectively. For the remainder of fiscal 2025, amortization expense is expected to be approximately $921,000.

9.          Leases

We have operating leases for warehouses, showrooms, manufacturing facilities, offices and equipment. We recognized sub-lease income of $36,000 and $107,000 for the third quarter and nine-month period of fiscal 2025, respectively. We recognized sub-lease income of $27,000 and $101,000 for the third quarter and nine-month period of fiscal 2024, respectively.

The components of lease cost and supplemental cash flow information for leases for the three-months and nine-months ended October 27, 2024 and October 29, 2023 were:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 27, 2024	October 29, 2023	October 27, 2024	October 29, 2023
Operating lease cost	$2,550	$2,715	$7,610	$8,414
Variable lease cost	73	50	262	202
Short-term lease cost	68	119	270	282
Total operating lease cost	$2,691	$2,884	$8,142	$8,898

Operating cash outflows	$2,590	$2,668	$7,756	$8,033

The right-of-use assets and lease liabilities recorded on our condensed consolidated balance sheets as of October 27, 2024 and January 28, 2024 were as follows:

	October 27, 2024	January 28, 2024
Real estate	$46,427	$49,968
Property and equipment	1,008	833
Total operating leases right-of-use assets	$47,435	$50,801

Current portion of operating lease liabilities	$7,612	$6,964
Long term operating lease liabilities	42,785	46,414
Total operating lease liabilities	$50,397	$53,378

The weighted-average discount rate is 5.44%. The weighted-average remaining lease term is 6.4 years.

The following table reconciles the undiscounted future lease payments for operating leases to the operating lease liabilities recorded in the condensed consolidated balance sheets on October 27, 2024:

Undiscounted Future Operating Lease Payments
Remainder of fiscal 2025	$2,531
2026	10,204
2027	10,068
2028	8,309
2029	7,605
2030 and thereafter	21,725
Total lease payments	$60,442
Less: impact of discounting	(10,045)
Present value of lease payments	$50,397

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

We may prepay any outstanding principal amounts borrowed under either the Secured Term Loan or the Unsecured Term Loan at any time, without penalty provided that any payment is accompanied by all accrued interest owed. As of October 27, 2024, $4.0 million was outstanding under the Unsecured Term Loan and $18 million was outstanding under the Secured Term Loan.

We incurred $37,500 in debt issuance costs in connection with our term loans. As of October 27, 2024, unamortized loan costs of $20,625 were netted against the carrying value of our term loans on our condensed consolidated balance sheets.

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

Due to our first nine months results, we were not in compliance with the Existing Loan Agreement’s basic fixed charge ratio covenant in the first three fiscal 2025 quarterly periods. Additionally, we were not in compliance with the Funded Debt to EBITDA Ratio in the third quarter. However, subsequent to the end of all three quarterly periods, we obtained covenant waivers from BofA. Subsequent to the fiscal 2025 third quarter end, we finalized a new credit facility with BofA in December 2024. Consequently, we expect to be in compliance with our revised financial covenants in our fiscal 2025 fourth quarter and for the foreseeable future. We refer you to the discussion in Note 14 Subsequent Events.

As of October 27, 2024, we had $28.3 million available under our $35 million Existing Revolver to fund working capital needs. Standby letters of credit in the aggregate amount of $6.7 million, used to collateralize certain insurance arrangements and for imported product purchases, were outstanding under the Existing Revolver as of October 27, 2024. There were no additional borrowings outstanding under the Existing Revolver as of October 27, 2024.

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

We expect to continue to grant these types of awards annually in the future. The following table sets forth the number of outstanding restricted stock awards and RSUs and PSUs, net of forfeitures and vested shares, as of the fiscal period-end dates indicated:

	October 27,	January 28,
	2024	2024

Restricted shares	169	182
RSUs and PSUs	141	140
	310	322

All restricted shares, RSUs and PSUs awarded that have not yet vested are considered when computing diluted earnings per share.

The following table sets forth the computation of basic and diluted earnings per share:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 27,	October 29,	October 27,	October 29,
	2024	2023	2024	2023

Net (loss) / income	$(4,131)	$7,038	$(10,174)	$9,272
Less: Unvested participating restricted stock dividends	38	40	120	111
Net earnings allocated to unvested participating restricted stock	-	120	-	143
(Loss) / Earnings available for common shareholders	(4,169)	6,878	(10,294)	9,018

Weighted average shares outstanding for basic earnings per share	10,541	10,536	10,519	10,748
Dilutive effect of unvested restricted stock, RSU and PSU awards	-	140	-	130
Weighted average shares outstanding for diluted earnings per share	10,541	10,676	10,519	10,878

Basic (loss) / earnings per share	$(0.39)	$0.66	$(0.97)	$0.85

Diluted (loss) / earnings per share	$(0.39)	$0.65	$(0.97)	$0.85

Due to net losses in the fiscal 2025 third quarter and nine-month period, approximately 174,000 and 184,000 shares would have been antidilutive and are therefore excluded from the calculation of earnings per share, respectively.

12.          Income Taxes

We recorded income tax benefit of $2.8 million for the fiscal 2025 third quarter, compared to $2.0 million income tax expense in the comparable prior year quarter. The effective tax rates for the fiscal 2025 and 2024 third quarters were 40.7% and 22.4%, respectively. The increase in the fiscal 2025 third-quarter effective tax rate was primarily due to the annualization method, which resulted in the recognition of income tax benefits from previous quarters. For the fiscal 2025 nine-month period, we recorded income tax benefit of $3.6 million compared to the income tax expense of $2.6 million for the previous year’s comparable period. The effective tax rates for the fiscal 2025 and 2024 nine-month periods were 26.0% and 22.0%, respectively.

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

The following table presents segment information for the periods, and as of the dates, indicated.

	Thirteen Weeks Ended				Thirty-Nine Weeks Ended
	October 27,		October 29,		October 27,		October 29,
	2024		2023		2024		2023
		% Net		% Net		% Net		% Net
Net Sales		Sales		Sales		Sales		Sales
Hooker Branded	$34,940	33.5%	$39,122	33.5%	$105,049	35.9%	$118,936	35.4%
Home Meridian	38,553	36.9%	43,692	37.4%	95,493	32.6%	114,524	34.0%
Domestic Upholstery	29,327	28.1%	32,559	27.9%	87,910	30.0%	98,555	29.3%
All Other	1,532	1.5%	1,458	1.2%	4,553	1.6%	4,437	1.3%
Consolidated	$104,352	100%	$116,831	100%	$293,005	100%	$336,452	100%

Gross Profit
Hooker Branded	$10,404	29.8%	$17,935	45.8%	$31,867	30.3%	$44,556	37.5%
Home Meridian	7,910	20.5%	8,803	20.1%	17,308	18.1%	18,726	16.4%
Domestic Upholstery	5,748	19.6%	6,485	19.9%	15,099	17.2%	19,872	20.2%
All Other	(37)	-2.4%	487	33.4%	44	1.0%	1,803	40.6%
Consolidated	$24,025	23.0%	$33,710	28.9%	$64,318	22.0%	$84,957	25.3%

Operating (Loss) / Income
Hooker Branded	$(1,694)	-4.9%	$7,399	18.9%	$(2,094)	-2.0%	$14,014	11.8%
Home Meridian	(3,681)	-9.5%	923	2.1%	(7,850)	-8.2%	(4,532)	-4.0%
Domestic Upholstery	(281)	-1.0%	688	2.1%	(2,875)	-3.3%	2,739	2.8%
All Other	(1,604)	-104.7%	(240)	-16.5%	(2,611)	-57.4%	(203)	-4.6%
Consolidated	$(7,260)	-7.0%	$8,770	7.5%	$(15,430)	-5.3%	$12,018	3.6%

Capital Expenditures (net of disposals)
Hooker Branded	$587		$747		$1,032		$4,156
Home Meridian	29		827		280		1,065
Domestic Upholstery	619		179		1,334		436
All Other	-		-		11		61
Consolidated	$1,235		$1,753		$2,657		$5,718

Depreciation & Amortization
Hooker Branded	$562		$467		$1,676		$1,461
Home Meridian	651		670		1,935		2,047
Domestic Upholstery	1,074		1,100		3,239		3,092
All Other	27		17		80		26
Consolidated	$2,314		$2,254		$6,930		$6,626

	As of October 27,		As of January 28,
	2024	%Total	2024	%Total
Identifiable Assets		Assets		Assets
Hooker Branded	$166,224	57.7%	$168,832	56.3%
Home Meridian	57,373	19.9%	58,799	19.6%
Domestic Upholstery	60,161	20.9%	67,230	22.4%
All Other	4,166	1.4%	5,067	1.7%
Consolidated	$287,924	100%	$299,928	100%
Consolidated Goodwill and Intangibles	38,940		43,658
Total Consolidated Assets	$326,864		$343,586

Sales by product type are as follows:

	Net Sales (in thousands)
	Thirteen Weeks Ended				Thirty-Nine Weeks Ended
	October 27, 2024	%Total	October 29, 2023	%Total	October 27, 2024	%Total	October 29, 2023	%Total
Casegoods	$64,765	62%	$71,787	61%	$158,632	54%	$191,825	57%
Upholstery	39,587	38%	45,044	39%	134,373	46%	144,627	43%
	$104,352	100%	$116,831	100%	$293,005	100%	$336,452	100%

14. Subsequent Events

Dividends

On December 2, 2024, our board of directors declared a quarterly cash dividend of $0.23 per share which will be paid on December 30, 2024 to shareholders of record at December 13, 2024.

Material Definitive Agreement

On December 5, 2024, Hooker Furnishings Corporation (the “Company”) and its wholly owned subsidiaries, Bradington-Young, LLC, Sam Moore Furniture LLC and Home Meridian Group, LLC (together with the Company, the “Borrowers”), entered into an Amended and Restated Loan and Security Agreement (the “Amended and Restated Loan Agreement”) with Bank of America, N.A. (“BofA”), as lender.  The Amended and Restated Loan Agreement amends, restates and replaces the Second Amended and Restated Loan Agreement, dated as of September 29, 2017, between the Borrowers and BofA, as amended (the “Existing Loan Agreement”).  $21,733,333 in principal amount of loans outstanding and $6,730,000 in face amount of letters of credit issued under the Existing Loan Agreement and used to collateralize certain insurance arrangements and for imported product purchases will remain outstanding as loans and letters of credit under the Amended and Restated Loan Agreement.

The Amended and Restated Loan Agreement provides for a revolving credit facility in a committed principal amount of up to $70,000,000 (the “Revolving Commitment”), including subline of $8,000,000 for letters of credit, and an option to increase the Revolving Commitment by up to $30,000,000 upon meeting certain conditions, including agreement by BofA to increase the Revolving Commitment by such amount.  Proceeds of loans and letters of credit under the Amended and Restated Loan Agreement will be available (a) on entry into the Amended and Restated Loan Agreement to replace the outstanding loans and letters of credit outstanding under the Existing Loan Agreement and to pay fees and expenses related to entry into the Amended and Restated Loan Agreement and (b) from and after entry into the Amended and Restated Loan Agreement, for general working capital and other corporate purposes of the Borrower.

Availability of loans and letters of credit under the Revolving Commitment is capped by a borrowing base formula calculated as of any date as the sum for the Borrowers of (a) the value of their accounts receivable, (b) the value of their inventory, (c) the value of their in-transit inventory and (d) the life insurance cash surrender value of company-owned life insurance policies, in each case subject to eligibility requirements, advance rates, valuation metrics, reductions for write-offs and other dilutive items and reserves (the “Borrowing Base”). The lesser of the Revolving Commitment and the Borrowing Base, in each case net of the principal amount of outstanding loans and the face amount of letters of credit, constitutes “Availability” under the Amended and Restated Credit Agreement. As calculated immediately following entry into the Amended and Restated Loan Agreement, after giving effect to the incurrence of $28,870,207 of loans and letters of credit in respect of outstanding obligations under the Existing Loan Agreement and fees and expenses related to entry into the Amended and Restated Loan Agreement, the Borrowers have approximately $41,129,793 of Availability based on the current Borrowing Base.

Outstanding loans under the Amended and Restated Loan Agreement will bear interest at a rate per annum equal to the then-current Term SOFR Rate for a period of one month plus 0.10% plus a margin of 1.75%. The Term SOFR Rate will be adjusted on a monthly basis. Letters of credit are subject to a letter of credit fee equal to the actual daily amount of undrawn letters of credit multiplied by a per annum rate of 1.75% and a fronting fee equal to the actual daily amount of undrawn letters of credit multiplied by a per annum rate of 0.125%. We must also pay a monthly unused commitment fee that is based on the average daily unused amount of Revolving Commitment multiplied by a per annum rate of 0.25%.  All accrued interest and fees are payable in cash monthly in arrears.

We may prepay any outstanding principal amounts borrowed under the Amended and Restated Loan Agreement at any time, without penalty provided that any payment is accompanied by all accrued interest owed. Subject to the Borrowers having sufficient borrowing base capacity and customary conditions precedent to borrowing, amounts repaid may be reborrowed. The Revolving Commitment will terminate, and all amounts outstanding thereunder will be due and payable, on December 5, 2029.

The obligations under the Amended and Restated Loan Agreement are secured by a first priority security interest in substantially all of the assets of the Borrowers, other than real estate, including all Company-owned life insurance policies, all accounts receivable, all inventory, all intellectual property, all equipment and all other personal property.

The Amended and Restated Loan Agreement includes customary representations and warranties and requires the Borrowers to comply with customary affirmative and negative covenants, including, among other things, a financial covenant requiring the maintenance of a ratio of (x) EBITDA net of capital expenditures (to the extent not paid using Borrowed Money) to (y) the sum of debt service and dividends paid, in each case as of the last day of each month for the trailing twelve-month period ending on such day, of at least 1.0 to 1.0, if an event of default has occurred and is continuing or Availability has fallen below 10% of the Revolving Commitment at any time (until such time as both Availability is 10% or greater and no event of default exists, for the 30 consecutive days prior to such month end).

The Amended and Restated Loan Agreement also limits the Borrowers’ right to incur other indebtedness, make certain investments and create liens upon our assets, subject to certain exceptions, among other restrictions. The Amended and Restated Loan Agreement does not restrict the Company’s ability to pay cash dividends on, or repurchase, shares of its common stock, subject to (a) no default existing prior to or resulting from such dividend or repurchase, (b) Availability is not less than 15% of the Revolving Commitment for each of the preceding 45 days prior to announcement of such dividend or repurchase and after giving pro forma effect to such dividend or repurchase and (c) if Availability is less than 20% of the Revolving Commitment on any day in such 45-day period, the Borrowers are in compliance with the financial covenant described above after giving effect to such dividend or repurchase.

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

16)

the direct and indirect costs and time spent by our associates associated with the implementation of our Enterprise Resource Planning system (“ERP”), including costs resulting from unanticipated disruptions to our business;

17)

achieving and managing growth and change, and the risks associated with new business lines, acquisitions, including the selection of suitable acquisition targets, restructurings, strategic alliances and international operations;

18)	risks associated with securing a suitable credit facility, which may include restrictive covenants that could limit our ability to pursue our business strategies;

19)	risks associated with distribution through third-party retailers, such as non-binding dealership arrangements;

20)	the cost and difficulty of marketing and selling our products in foreign markets;

21)	changes in domestic and international monetary policies and fluctuations in foreign currency exchange rates affecting the price of our imported products and raw materials;

22)	price competition in the furniture industry; and

23)	changes in consumer preferences, including increased demand for lower-priced furniture.

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

Also, our business is subject to significant risks and uncertainties, any of which can adversely affect our business, results of operations, financial condition or future prospects. For a discussion of risks and uncertainties that we face, see the Forward-Looking Statements detailed above and Item 1A, “Risk Factors” in our 2024 Annual Report.

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

Quarterly Reporting

This quarterly report on Form 10-Q includes our unaudited condensed consolidated financial statements for the 2025 fiscal year thirteen-week period (also referred to as “three months,” “three-month period,” “quarter,” “third quarter” or “quarterly period”) that began July 29, 2024 and the thirty-nine week period (also referred to as “nine months”, “nine-month period” or “year-to-date period”) that began January 29, 2024, which both ended October 27, 2024. This report discusses our results of operations for these periods compared to the 2024 fiscal year thirteen-week period that began July 31, 2023, and the thirty-nine week period that began January 30, 2023, which both ended October 29, 2023; and our financial condition as of October 27, 2024 compared to January 28, 2024.

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

At October 27, 2024, our backlog of unshipped orders was as follows:

	Order Backlog
	(Dollars in 000s)
Reporting Segment	October 27, 2024	January 28, 2024	October 29, 2023	*November 3, 2019

Hooker Branded	$13,049	$15,416	$18,646	$11,058
Home Meridian	36,506	36,013	27,611	103,467
Domestic Upholstery	15,018	18,920	21,418	12,206
All Other	1,194	1,475	1,760	2,250

Consolidated	$65,767	$71,824	$69,435	$128,981

Consolidated order backlog decreased by 5.3% and 8.4% compared to the end of the previous year’s third quarter and the fiscal 2024 year-end in January, respectively.

Hooker Branded incoming orders decreased by 13.3% year-over-year. The quarter-end order backlog was 30% lower than at the end of the prior year’s third quarter but remained 18% higher than pre-pandemic levels at the end of the fiscal 2020 third quarter.

Home Meridian incoming orders increased by 8.1% compared to the previous year’s third quarter. The quarter-end backlog was 32.2% higher than the prior year’s third quarter end, primarily due to increased orders from the hospitality business.

Domestic Upholstery incoming orders decreased by 4.8% during the quarter, and the quarter-end backlog was 29.9% lower than at the end of the prior year’s third quarter. Excluding Sunset West, the order backlog remained consistent with pre-pandemic levels at the end of the fiscal 2020 third quarter.

*For comparison purposes, we included order backlog as of fiscal 2020 third quarter end, the year before the COVID crisis. At fiscal 2020 third quarter end, Home Meridian backlog included approximately $17 million orders from the unprofitable Clubs and Accentrics Home e-commerce (ACH) businesses which we decided to exit in fiscal 2022 and fiscal 2023, respectively. Domestic Upholstery backlog did not include Sunset West, the business we acquired in the beginning of fiscal 2023. At fiscal 2020 third quarter end, Sunset West had approximately $1.5 million in backlog. See Review below for additional information on our incoming orders and backlog.

Executive Summary-Results of Operations

Our fiscal 2025 third quarter and nine months results were adversely affected by macro-economic headwinds and challenging conditions which are impacting most of the home furnishings industry. Consolidated net sales were $104.4 million, a decrease of $12.5 million, or 10.7%, compared to the same quarter of the previous year. Additionally, we recorded $2.4 million in bad debt expense due to a large customer’s bankruptcy, which also triggered tradename impairment of $2.0 million. On a positive note, we are starting to see benefits from our cost reduction plan announced in the second quarter; however, we incurred $3.1 million in costs related to those measures in the third quarter. The Company reported a consolidated operating loss of $7.3 million and a net loss of $4.1 million, or ($0.39) per diluted share.

For the nine-month period of fiscal 2025, consolidated net sales were $293.0 million, a decrease of $43.4 million or 12.9% compared to the same period of the previous year. This decrease was also due to persistent low demand affecting the home furnishings industry, and the absence of $11 million in liquidation sales from the unprofitable ACH product line which the Company exited last year. For the current nine-month period, the Company reported a consolidated operating loss of $15.4 million and a net loss of $10.2 million, or ($0.97) per diluted share, attributed to lower overall sales, higher ocean freight costs at Hooker Branded, under-absorbed indirect costs at Domestic Upholstery, as well as a total of $7.5 million charges mentioned earlier.

Our fiscal 2025 third quarter and nine months performance are discussed in greater detail below under “Results of Operations.”

Results of Operations

The following table sets forth the percentage relationship to net sales of certain items included in the condensed consolidated statements of income included in this report.

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 27,	October 29,	October 27,	October 29,
	2024	2023	2024	2023
Net sales	100%	100%	100%	100%
Cost of sales	77.0	71.1	78.0	74.7
Gross profit	23.0	28.9	22.0	25.3
Selling and administrative expenses	27.2	20.6	25.6	20.9
Trade name impairment charges	1.9	-	0.7	-
Intangible asset amortization	0.9	0.8	0.9	0.8
Operating (loss)/income	(7.0)	7.5	(5.3)	3.6
Other income, net	0.6	0.6	0.9	0.3
Interest expense	0.3	0.3	0.3	0.4
(Loss)/income before income taxes	(6.7)	7.8	(4.7)	3.5
Income tax (benefit) / expense	(2.7)	1.7	(1.2)	0.8
Net (loss)/income	(4.0)	6.0	(3.5)	2.8

Fiscal 2025 Third Quarter and Nine Months Compared to Fiscal 2024 Third Quarter and Nine Months

	Net Sales
	Thirteen Weeks Ended						Thirty-Nine Weeks Ended
	October 27,		October 29,				October 27,		October 29,
	2024		2023				2024		2023
		% Net Sales		% Net Sales	$ Change	% Change		% Net Sales		% Net Sales	$ Change	% Change
Hooker Branded	$34,940	33.5%	$39,122	33.5%	$(4,182)	-10.7%	$105,049	35.9%	$118,936	35.4%	$(13,887)	-11.7%
Home Meridian	38,553	36.9%	43,692	37.4%	(5,139)	-11.8%	95,493	32.6%	114,524	34.0%	(19,031)	-16.6%
Domestic Upholstery	29,327	28.1%	32,559	27.9%	(3,232)	-9.9%	87,910	30.0%	98,555	29.3%	(10,645)	-10.8%
All Other	1,532	1.5%	1,458	1.2%	74	5.1%	4,553	1.6%	4,437	1.3%	116	2.6%
Consolidated	$104,352	100%	$116,831	100%	$(12,479)	-10.7%	$293,005	100%	$336,452	100%	$(43,447)	-12.9%

Unit Volume	FY25 Q3 vs. FY24 Q3 Change	FY25 YTD vs. FY24 YTD Change	Average Selling Price (“ASP”)	FY25 Q3 vs. FY24 Q3 Change	FY25 YTD vs. FY24 YTD Change

Hooker Branded	-2.1%	-1.1%	Hooker Branded	-5.6%	-5.9%
Home Meridian	-19.1%	-36.6%	Home Meridian	1.1%	26.7%
Domestic Upholstery	-9.9%	-8.4%	Domestic Upholstery	0.5%	-1.4%
All Other	-37.8%	-40.3%	All Other	-24.2%	-30.0%
Consolidated	-15.0%	-27.9%	Consolidated	2.5%	20.2%

Consolidated net sales decreased in both the third quarter and nine-month period of fiscal 2025, as all three segments reported lower sales due to the ongoing challenging environment for home furnishings.

■

The Hooker Branded segment’s net sales decreased by $4.2 million, or 10.7%, in the third quarter of fiscal 2025. The average selling price decreased by 5.6%, reflecting price reductions implemented last year to align with lower ocean freight costs, as well as higher discounting on excess inventories due to re-balancing inventory mix and levels. Additionally, returns and allowances increased by 110 bps driven by handling charges. While unit volume decreased by a modest 2.1% compared to the prior year’s third quarter, it exceeded levels seen in the first and second quarters of this fiscal year. For the nine-month period, net sales decreased by $13.9 million, or 11.7%, also due to lower average selling price and decreased unit volume.

■

The Home Meridian segment’s net sales decreased by $5.1 million, or 11.8%, in the third quarter of fiscal 2025, due to reduced unit volume. Approximately 40% of this decrease was attributable to the loss of a significant customer following its bankruptcy. Sales through major furniture chains and independent furniture stores decreased, though these decreases were partially offset by an 8% increase in sales within the hospitality business. For the nine-month period, net sales decreased by $19 million, or 16.6%, largely due to the absence of $11 million in ACH liquidation sales, which accounted for approximately 60% of the sales decrease and 75% of the unit volume decrease. Sales across nearly all channels experienced decreases during the period, except for the hospitality business which experienced a strong 23% increase. The average selling price increased significantly over the nine-month period due to the absence of liquidation sales.

■

The Domestic Upholstery segment’s net sales decreased by $3.2 million, or 9.9%, in the third quarter of fiscal 2025, due to sales decreases at Shenandoah, Bradington-Young, and HF Custom, attributed to persistent low demand. This decrease was partially offset by a 9.1% increase in sales at Sunset West, which has delivered year-over-year quarterly sales growth for three consecutive quarters this fiscal year, driven by its expansion on the East Coast and the stabilization of its ERP system. For the nine-month period, net sales decreased by $10.6 million, or 10.8% due to the same factors. Bradington-Young, HF Custom and Shenandoah have been operating on a reduced production schedule since summer of this year to align with lower backlog levels, leading to decreased unit volumes at these divisions for both the third quarter and the nine-month period.

	Gross Profit and Margin
	Thirteen Weeks Ended						Thirty-Nine Weeks Ended
	October 27,		October 29,				October 27,		October 29,
	2024		2023				2024		2023
		% Net Sales		% Net Sales	$ Change	% Change		% Net Sales		% Net Sales	$ Change	% Change
Hooker Branded	$10,404	29.8%	$17,935	45.8%	$(7,531)	-42.0%	$31,867	30.3%	$44,556	37.5%	$(12,689)	-28.5%
Home Meridian	7,910	20.5%	8,803	20.1%	(893)	-10.1%	17,308	18.1%	18,726	16.4%	(1,418)	-7.6%
Domestic Upholstery	5,748	19.6%	6,485	19.9%	(737)	-11.4%	15,099	17.2%	19,872	20.2%	(4,773)	-24.0%
All Other	(37)	-2.4%	487	33.4%	(524)	-107.6%	44	1.0%	1,803	40.6%	(1,759)	-97.6%
Consolidated	$24,025	23.0%	$33,710	28.9%	$(9,685)	-28.7%	$64,318	22.0%	$84,957	25.3%	$(20,639)	-24.3%

Consolidated gross profit and margin decreased in both the third quarter and nine-month period of fiscal 2025, primarily due to lower overall net sales and increased ocean freight costs at Hooker Branded, partially offset by increased gross margin at Home Meridian.

■

The Hooker Branded segment’s gross profit and margin decreased in both periods, impacted by lower net sales, higher product costs driven by increased ocean freight costs, and reduced margins on discounted products. Additionally, the prior year quarter's gross margin was elevated by the combination of lower freight costs and higher selling prices, significantly impacting the year-over-year comparison. Warehousing and distribution expenses increased by 180 and 150 bps compared to both the previous year’s periods, respectively, due to the decreases in net sales.

■

The Home Meridian segment’s gross profit decreased in both the third quarter and nine-month period of fiscal 2025, primarily driven by lower net sales. Despite decreased net sales, Home Meridian achieved a gross margin of 20.5%, its highest level since the acquisition in 2016. The restructuring efforts over recent years to support sustained profitability at Home Meridian have shown meaningful results, including significantly reduced allowances, improved product margins, and lower fixed costs across nearly all areas of this segment. For the nine-month period, gross profit and margin benefited from strong sales and profitability in the hospitality business during the second quarter. These favorable variances were partially offset by unfavorable customer mix, which included higher volume but lower margin accounts.

■

The Domestic Upholstery segment’s gross profit decreased in both periods due to lower net sales. While gross margin remained relatively flat in the third quarter, it decreased by 300 bps in the nine-month period of fiscal 2025. In the third quarter, direct material costs decreased by 150 bps primarily due to lower purchased inventory costs at Sunset West, partially offset by increased fabric costs at Shenandoah and higher freight expenses across four divisions. Direct labor costs decreased by 60 bps due to reduced headcount and working hours. For the nine-month period, direct material and direct labor costs remained unchanged as a percentage of net sales. Indirect costs increased by 40 and 120 bps in the third quarter and nine-month period, respectively, due to lower net sales and production inefficiencies, partially mitigated by decreased indirect labor and benefits costs. Warehousing and distribution expenses increased by 200 and 150 bps in these periods, respectively, primarily driven by higher rent expenses related to the redeploying of a portion of the Georgia warehouse to support Sunset West's East Coast expansion, as well as increased labor costs at this division.

■

All Other recorded approximately $470,000 in restructuring costs, primarily due to BOBO inventory write-downs and warehouse closure expenses, as a result of the consolidation of BOBO business into Hooker Branded operations.

	Selling and Administrative Expenses (S&A)
	Thirteen Weeks Ended						Thirty-Nine Weeks Ended
	October 27,		October 29,				October 27,		October 29,
	2024		2023				2024		2023
		% Net Sales		% Net Sales	$ Change	% Change		% Net Sales		% Net Sales	$ Change	% Change
Hooker Branded	$12,098	34.6%	$10,535	26.9%	$1,563	14.8%	$33,962	32.3%	$30,542	25.7%	$3,420	11.2%
Home Meridian	9,316	24.2%	7,550	17.3%	1,766	23.4%	22,221	23.3%	22,267	19.4%	(46)	-0.2%
Domestic Upholstery	5,435	18.5%	5,203	16.0%	232	4.5%	16,191	18.4%	15,392	15.6%	799	5.2%
All Other	1,567	102.3%	728	49.9%	839	115.2%	2,656	58.3%	2,006	45.2%	650	32.4%
Consolidated	$28,416	27.2%	$24,016	20.6%	$4,400	18.3%	$75,030	25.6%	$70,207	20.9%	$4,823	6.9%

Consolidated selling and administrative (“S&A”) expenses increased in absolute terms in the fiscal 2025 third quarter and the nine-month period due to a $2.6 million restructuring costs and a $2.4 million bad debt expense recorded in the third quarter. S&A increased as a percentage of net sales due to lower net sales and these charges.

■

The Hooker Branded segment’s S&A expenses increased by $1.6 million or 770 bps compared to the third quarter of the previous year. Approximately $950,000 restructuring costs, primarily severance costs, were recorded in the third quarter. Additional contributing factors included higher compensation costs due to wage inflation and investment in talent, as well as increased IT-related expenses. For the nine-month period, S&A expenses increased due to these same factors, along with increased professional service expenses to support strategic growth initiatives, increased showroom expenses, higher bad debt and banking expenses, and compliance costs. Despite decreases in net sales in both periods, commissions did not decrease significantly due to higher commission rates in the contract and interior design channels.

■

The Home Meridian segment’s S&A expenses increased by $1.8 million or 690 bps during fiscal 2025 third quarter, primarily driven by the $2.4 million bad debt expense resulting from the bankruptcy of a major customer, and to a lesser extent, $233,000 in severance costs. Excluding these costs, S&A expenses would have been lower than in the previous year’s third quarter due to the cost reduction initiatives including personnel changes and reduced spending, as well as lower selling costs on decreased net sales. For the nine-month period, S&A expenses were essentially flat as the increase in bad debt expense was offset by cost savings and lower selling costs on reduced net sales. S&A expenses increased by 390 bps over the nine-month period due to decreased net sales.

■

The Domestic Upholstery segment’s S&A expenses increased both in absolute terms and as a percentage of net sales during the third quarter and the nine-month period of fiscal 2025, primarily due to approximately $560,000 in severance costs recorded in the third quarter. This increase was largely offset by reductions in compensation expenses, driven by lower medical claims and bonus accruals, as well as decreased selling costs due to lower net sales and other cost-saving initiatives. S&A expenses increased for the nine-month period also due to higher professional services expenses incurred earlier in the year.

■	Approximately $850,000 restructuring costs, primarily severance costs, were recorded in All Other resulting from the consolidation of BOBO business.

	Intangible Asset Impairment and Amortization
	Thirteen Weeks Ended						Thirty-Nine Weeks Ended
	October 27,		October 29,				October 27,		October 29,
	2024		2023				2024		2023
		% Net Sales		% Net Sales	$ Change	% Change		% Net Sales		% Net Sales	$ Change	% Change
Tradenames impairment	$1,953	1.9%	$-	0.0%	$1,953	-	$1,953	0.7%	$-	0.0%	$1,953	-
Intangible asset amortization	916	0.9%	924	0.8%	-8	-0.9%	2,765	0.9%	2,732	0.8%	33	1.2%

See Note 8 to our Condensed Consolidated Financial Statements for additional information.

	Operating (Loss) / Profit and Margin
	Thirteen Weeks Ended						Thirty-Nine Weeks Ended
	October 27,		October 29,				October 27,		October 29,
	2024		2023				2024		2023
		% Net Sales		% Net Sales	$ Change	% Change		% Net Sales		% Net Sales	$ Change	% Change
Hooker Branded	$(1,694)	-4.9%	$7,399	18.9%	$(9,093)	-122.9%	$(2,094)	-2.0%	$14,014	11.8%	$(16,108)	-114.9%
Home Meridian	(3,681)	-9.5%	923	2.1%	(4,604)	-498.8%	(7,850)	-8.2%	(4,532)	-4.0%	(3,318)	-73.2%
Domestic Upholstery	(281)	-1.0%	688	2.1%	(969)	-140.8%	(2,875)	-3.3%	2,739	2.8%	(5,614)	-205.0%
All Other	(1,604)	-104.7%	(240)	-16.5%	(1,364)	-568.3%	(2,611)	-57.4%	(203)	-4.6%	(2,408)	-1186.2%
Consolidated	$(7,260)	-7.0%	$8,770	7.5%	$(16,030)	-182.8%	$(15,430)	-5.3%	$12,018	3.6%	$(27,448)	-228.4%

The Company reported operating losses in the fiscal 2025 third quarter and the nine-month period due to the $3.1 million in restructuring costs, $2.4 million in bad debt, and $2.0 million in intangible asset impairment, as well as low sales volume.

	Income taxes
	Thirteen Weeks Ended						Thirty-Nine Weeks Ended
	October 27,		October 29,				October 27,		October 29,
	2024		2023				2024		2023
		% Net Sales		% Net Sales	$ Change	% Change		% Net Sales		% Net Sales	$ Change	% Change
Consolidated income tax (benefit) / expense	$(2,836)	-2.7%	$2,027	1.7%	$(4,863)	-239.9%	$(3,567)	-1.2%	$2,620	0.8%	$(6,187)	-236.1%

Effective Tax Rate	40.7%		22.4%				26.0%		22.0%

We recorded income tax benefit of $2.8 million for the fiscal 2025 third quarter, compared to $2.0 million income tax expense in the comparable prior year quarter. The effective tax rates for the fiscal 2025 and 2024 third quarters were 40.7% and 22.4%, respectively. The increase in the fiscal 2025 third-quarter effective tax rate was primarily due to the annualization method, which resulted in the recognition of income tax benefits from previous quarters. For the fiscal 2025 nine-month period, we recorded income tax benefit of $3.6 million compared to the income tax expense of $2.6 million for the previous year’s comparable period. The effective tax rates for the fiscal 2025 and 2024 nine-month periods were 26.0% and 22.0%, respectively.

	Net (Loss) / Income
	Thirteen Weeks Ended						Thirty-Nine Weeks Ended
	October 27,		October 29,				October 27,		October 29,
	2024		2023				2024		2023
		% Net Sales		% Net Sales	$ Change	% Change		% Net Sales		% Net Sales	$ Change	% Change
Consolidated net (loss) / income	$(4,131)	-4.0%	$7,038	6.0%	$(11,169)	-158.7%	$(10,174)	-3.5%	$9,272	2.8%	$(19,446)	-209.7%

Diluted (loss) / earnings per share	$(0.39)		$0.65				$(0.97)		$0.85

Outlook

Over the last few months, the key economic indicators that impact furniture sales have been trending positively:

●	Interest rates, which drive home mortgage rates, were cut by the Federal Reserve in September and November.

●	Since summer, inflation has been cooling to levels closer to the Federal Reserve’s 2% target: at 2.9% in July, 2.5% in August, 2.4% in September and 2.6% in October.

●

In November, a leading real estate industry group stated its belief that the worst of the US housing inventory shortage is ending and forecasted an approximate 10% increase in home sales for 2025, with mortgage rates stabilizing around 6%.

●	Consumer sentiment rose in November to 71.8, its highest level since April, and the stock market continues near all-time highs.

While the macro-economic outlook is improving, we continue to focus on the controllables and improvements already underway. Our balance sheet, financial condition and seasoned management team should well equip us to navigate any remaining challenges as we focus on maximizing efficiencies with the cost reductions while simultaneously investing in expansion strategies that will position us for revenue and profitability growth when demand fully returns.

Financial Condition, Liquidity and Capital Resources

Cash Flows – Operating, Investing and Financing Activities

	Thirty-Nine Weeks Ended
	October 27,	October 29,
	2024	2023
Net cash (used in) / provided by operating activities	$(12,334)	$48,770
Net cash used in investing activities	(2,104)	(8,025)
Net cash used in financing activities	(8,311)	(19,952)
Net (decrease)/increase in cash and cash equivalents	$(22,749)	$20,793

During fiscal 2025 nine-month period, we used existing cash and cash equivalents on hand and $936,000 life insurance proceeds to fund $7.4 million in cash dividends to our shareholders, $2.8 million for further development of our cloud-based ERP system, $2.7 million capital expenditures and $387,000 in life insurance premiums on Company-owned life insurance policies.

In comparison, during the fiscal 2024 nine-month period, we used a portion of the $48.8 million cash generated from operations and $444,000 life insurance proceeds to fund $11.7 million share repurchases, $7.2 million in cash dividends to our shareholders, $5.7 million capital expenditures including investments in our new showrooms, $3.8 million for development of our cloud-based ERP system, $2.4 million on the BOBO acquisition, and $378,000 in life insurance premiums on Company-owned life insurance policies.

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

We may prepay any outstanding principal amounts borrowed under either the Secured Term Loan or the Unsecured Term Loan at any time, without penalty provided that any payment is accompanied by all accrued interest owed. As of October 27, 2024, $4.0 million was outstanding under the Unsecured Term Loan and $18 million was outstanding under the Secured Term Loan.

We incurred $37,500 in debt issuance costs in connection with our term loans. As of October 27, 2024, unamortized loan costs of $20,625 were netted against the carrying value of our term loans on our condensed consolidated balance sheets.

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

Due to our first nine months results, we were not in compliance with the Existing Loan Agreement’s basic fixed charge ratio covenant in the first three fiscal 2025 quarterly periods. Additionally, we were not in compliance with the Funded Debt to EBITDA Ratio in the third quarter. However, subsequent to the end of all three quarterly periods, we obtained covenant waivers from BofA. Subsequent to the fiscal 2025 third quarter end, we finalized a new credit facility with BofA. Consequently, we expect to be in compliance with our revised financial covenants in our fiscal 2025 fourth quarter and for the foreseeable future. We refer you to the discussion in Note 14 Subsequent Events.

As of October 27, 2024, we had $28.3 million available under our $35 million Existing Revolver to fund working capital needs. Standby letters of credit in the aggregate amount of $6.7 million, used to collateralize certain insurance arrangements and for imported product purchases, were outstanding under the Existing Revolver as of October 27, 2024. There were no additional borrowings outstanding under the Existing Revolver as of October 27, 2024.

Capital Expenditures

We expect to spend approximately $600,000 to $700,000 in capital expenditures over the remainder of fiscal 2025 to maintain and enhance our operating systems and facilities, excluding any possible spending decreases resulting from the cost reduction plan discussed above.

Enterprise Resource Planning Project

During calendar 2021, our Board of Directors approved an upgrade to our current ERP system and implementation efforts begun shortly thereafter. The ERP system went live at Sunset West in December 2022 and in the legacy Hooker divisions in early September 2023. Due to our cost reduction initiatives, we have temporarily paused the ERP project in the Home Meridian segment. We do not anticipate further significant ERP spending in fiscal 2025.

Dividends

On December 2, 2024, our board of directors declared a quarterly cash dividend of $0.23 per share which will be paid on December 30, 2024, to shareholders of record at December 13, 2024.

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

Interest Rate Risk

Borrowings under our revolving credit facility, the Secured Term Loan and the Unsecured Term loan bear interest based on BSBY plus 1.00%, BSBY plus 0.90% and BSBY plus 1.40%, respectively. As such, these debt instruments expose us to market risk for changes in interest rates. There was no outstanding balance under our revolving credit facility as of October 27, 2024 other than standby letters of credit in the amount of $6.7 million. As of October 27, 2024, $22.0 million was outstanding under our term loans. A 1% increase in the BSBY rate would result in an annual increase in interest expenses on our terms loans of approximately $212,000.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended October 27, 2024. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective as of October 27, 2024 to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to the Company’s management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure and are effective to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

There have been no changes in our internal control over financial reporting during the fiscal quarter ended October 27, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 5.         Other Information

During the three months ended October 27, 2024, no director or officer of the Company adopted, terminated or modified a ‘Rule 10b5-1 trading arrangement’ or ‘non-Rule 10b5-1 trading arrangement,’ as each term is defined in Item 408(a) of Regulation S-K.

As further described under “Liquidity, Financial Resources and Capital Expenditures” in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations herein, the Company entered into a covenant waiver with BofA under the Existing Loan Agreement on December 3, 2024 (the “Waiver”). A copy of the Waiver is filed herewith as Exhibit 10.3 to this Quarterly Report on Form 10-Q and its terms are hereby incorporated by reference into this Item 5.

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

4.1	Articles of Incorporation of the Company, as amended (See Exhibit 3.1)

4.2	Amended and Restated Bylaws of the Company, as amended (See Exhibit 3.2)

10.3*	Covenant Waiver Letter between the Company and Bank of America executed on December 3, 2024 under the Company’s Second Amended and Restated Loan Agreement dated as of September 29, 2017.

31.1*	Rule 13a-14(a) Certification of the Company’s principal executive officer

31.2*	Rule 13a-14(a) Certification of the Company’s principal financial officer

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

HOOKER FURNISHINGS CORPORATION

Date: December 6, 2024	By:	/s/ Paul A. Huckfeldt
Paul A. Huckfeldt
Chief Financial Officer and Senior Vice President – Finance and Accounting