Form 10-K
period 2025-02-02
HOOKER FURNISHINGS Corp
filed 2025-04-18
CIK 1077688

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended February 2, 2025

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $164.7 million.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of April 7, 2025:

Common stock, no par value	10,702,685
(Class of common stock)	(Number of shares)

Documents incorporated by reference: Portions of the registrant’s definitive Proxy Statement for its Annual Meeting of Shareholders scheduled to be held June 3, 2025 are incorporated by reference into Part III.

Hooker Furnishings Corporation

All references to 2025, 2024, 2023, 2022, and 2021 or other years are referring to our fiscal years, unless otherwise stated. Our fiscal years end on the Sunday closest to January 31, with fiscal 2025 ending on February 2, 2025. Our quarterly periods are based on thirteen-week “reporting periods” (which end on a Sunday) rather than quarterly periods consisting of three calendar months. As a result, each quarterly period generally is thirteen weeks, or 91 days long, except as noted below. In some years (generally once every six years) the fourth quarter will be fourteen weeks long and the fiscal year will consist of fifty-three weeks. The 2025 fiscal year that ended on February 2, 2025 was a 53-week fiscal year.

All references to the “Company,” “we,” “us” and “our” in this document refer to Hooker Furnishings Corporation and its consolidated subsidiaries, unless specifically referring to segment information. All references to the “Hooker,” “Hooker Division(s),” “Hooker Legacy Brands” or “traditional Hooker” divisions or companies refer to all current business units and brands except for those in the Home Meridian segment. The Hooker Branded segment includes Hooker Casegoods and Hooker Upholstery. The Domestic Upholstery segment includes Bradington-Young, HF Custom (formerly Sam Moore), Shenandoah Furniture and Sunset West. All Other includes H Contract and BOBO Intriguing Objects, a business acquired during fiscal 2024.

Forward-Looking Statements

Certain statements made in this report, including statements under Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in the notes to the consolidated financial statements included in this report, are not based on historical facts, but are forward-looking statements. These statements reflect our reasonable judgment with respect to future events and typically can be identified by the use of forward-looking terminology such as “believes,” “expects,” “projects,” “intends,” “plans,” “may,” “will,” “should,” “would,” “could” or “anticipates,” or the negative thereof, or other variations thereon, or comparable terminology, or by discussions of strategy. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Those risks and uncertainties include but are not limited to:

(1) general economic or business conditions, both domestically and internationally, including the current macro-economic uncertainties and challenges to the retail environment for home furnishings along with instability in the financial and credit markets, in part due to inflation and high interest rates, including their potential impact on (i) our sales and operating costs and access to financing, (ii) customers, and (iii) suppliers and their ability to obtain financing or generate the cash necessary to conduct their respective businesses;

(2) adverse political acts or developments in, or affecting, the international markets from which we import products and some components used in our Domestic Upholstery segment, including duties or tariffs imposed on those products by foreign governments or the U.S. government, such as the current ten percent tariff and potential additional reciprocal tariffs on imports imposed by the current U.S. administration, affecting the countries from which we source imported home furnishings and components, including the possible adverse effects on our sales, earnings, and liquidity;

(3) the cyclical nature of the furniture industry, which is particularly sensitive to changes in consumer confidence, the amount of consumers’ income available for discretionary purchases, and the availability and terms of consumer credit;

(4) risks associated with the ultimate outcome of our cost reduction plans, including the amounts and timing of savings realized and the ability to scale the business appropriately as customer demand increases or decreases based on the macroeconomic environment;

(5) risks associated with the outcome of the Home Meridian (HMI) segment restructuring, including whether we can return the segment to consistent profitability;

(6) risk associated with the planned exit of our Savannah, Georgia warehouse, including executing the exit in a timely manner, the costs and availability of temporary warehousing, moving and start-up costs, ERP and technology-related risks, the timing and amounts of related restructuring charges and expected cost savings, as well as possible related disruptions to sales, earnings, revenue;

(7) risks associated with our new warehouse facility in Vietnam, including our ability to execute the planned shift of inventories from domestic facilities to Vietnam without increasing overall inventories and adversely affecting working capital levels and start-up risks including technology-related risks or disruption in our offshore suppliers or the transportation and handling industries, including labor stoppages, strikes, or slowdowns, and the ability to timely fulfill customer orders;

(8) the risks specifically related to the concentrations of a material part of our sales and accounts receivable in only a few customers, including the loss of several large customers through business consolidations, failures or other reasons, or the loss of significant sales programs with major customers;

(9) risks associated with our reliance on offshore sourcing and the cost of imported goods, including fluctuation in the prices of purchased finished goods, customs issues, freight costs, including the price and availability of shipping containers, ocean vessels, domestic trucking, and warehousing costs and the risk that a disruption in our supply chain or the transportation and handling industries, including labor stoppages, strikes, or slowdowns, could adversely affect our ability to timely fulfill customer orders;

(10) the impairment of our long-lived assets, which can result in reduced earnings and net worth;

(11) difficulties in forecasting demand for our imported products and raw materials used in our domestic operations;

(12) our inability to collect amounts owed to us or significant delays in collecting such amounts;

(13) the risks associated with our Amended and Restated Loan Agreement, including the fact that our asset-based lending facility is secured by substantially all of our assets and contains provisions which limit the amount of our future borrowings under the facility, as well as financial and negative covenants that, among other things, may limit our ability to incur additional indebtedness;

(14) interruption, inadequacy, security breaches or integration failure of our information systems or information technology infrastructure, related service providers or the internet or other related issues including unauthorized disclosures of confidential information, hacking or other cybersecurity threats or inadequate levels of cyber insurance or risks not covered by cyber insurance;

(15) risks associated with domestic manufacturing operations, including fluctuations in capacity utilization and the prices and availability of key raw materials, as well as changes in transportation, warehousing and domestic labor costs, availability of skilled labor, and environmental compliance and remediation costs;

(16) disruptions and damage (including those due to weather) affecting our Virginia, North Carolina or Georgia warehouses, our Virginia, North Carolina or California administrative and manufacturing facilities, our High Point, Las Vegas, and Atlanta showrooms or our representative offices or warehouses in Vietnam and China;

(17) changes in U.S. and foreign government regulations and in the political, social and economic climates of the countries from which we source our products;

(18) risks associated with product defects, including higher than expected costs associated with product quality and safety, regulatory compliance costs related to the sale of consumer products and costs related to defective or non-compliant products, product liability claims and costs to recall defective products and the adverse effects of negative media coverage;

(19) the direct and indirect costs and time spent by our associates related to the implementation of our Enterprise Resource Planning system (“ERP”), including costs resulting from unanticipated disruptions to our business;

(20) achieving and managing growth and change, and the risks associated with new business lines, acquisitions, including the selection of suitable acquisition targets, restructurings, strategic alliances and international operations;

(21) risks associated with distribution through third-party retailers, such as non-binding dealership arrangements;

(22) the cost and difficulty of marketing and selling our products in foreign markets, including the risks associated with our new UK sales initiative;

(23) changes in domestic and international monetary policies and fluctuations in foreign currency exchange rates affecting the price of our imported products and raw materials;

(24) price competition in the furniture industry; and

(25) changes in consumer preferences, including increased demand for lower-priced furniture;

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

Also, our business is subject to a number of significant risks and uncertainties, any of which can adversely affect our business, results of operations, financial condition or future prospects. For a discussion of risks and uncertainties that we face, see the Forward-Looking Statements detailed above and Item 1A, “Risk Factors” below.

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

Products

Our product lines cover the design spectrum of residential furnishings: traditional, contemporary and transitional. Further, our product lines are in the “good”, “better” and “best” product categories, which carry medium and upper price points. Hooker Furnishings Corporation consists of the following three operating segments and “All Other”:

◾	The Hooker Branded segment which includes two businesses:
☐	Hooker Casegoods, which covers a wide range of design categories and includes home entertainment, home office, accent, dining and bedroom furniture in the upper-medium price points sold under the Hooker Furniture brand; and
☐	Hooker Upholstery, imported upholstered furniture targeted at the upper-medium price range.

◾	The Home Meridian segment which includes the following brands/marketing units:
☐	Pulaski Furniture, casegoods covering the complete design spectrum in a wide range of bedroom, dining room, accent and display cabinets at medium price points;
☐	Samuel Lawrence Furniture, value-conscious offerings in bedroom, dining room, home office and youth furnishings;
☐	Samuel Lawrence Hospitality, a designer and supplier of hotel furnishings targeted toward four-and five-star hotels; and
☐	Prime Resources International (PRI), value-conscious imported leather motion upholstery.

◾	The Domestic Upholstery segment which includes the following operations:
☐	Bradington-Young, a seating specialist in upscale motion and stationary leather furniture;
☐	HF Custom (formerly Sam Moore Furniture), a specialist in fashion forward custom fabric upholstery offering a selection of chairs, sofas, sectionals, recliners and a variety of accent upholstery pieces;
☐	Shenandoah Furniture, an upscale upholstered furniture business specializing in private label sectionals, modulars, sofas, chairs, ottomans, benches, beds and dining chairs in the upper-medium price points for lifestyle specialty retailers; and
☐	Sunset West, a designer and manufacturer of comfortable, stylish and high-quality outdoor furniture.

◾	All Other consisting of:
☐	The H Contract product line which supplies upholstered seating and casegoods to upscale senior living and assisted living facilities through designers, design firms, industry dealers and distributors that service that market; and
☐	BOBO Intriguing Objects (BOBO), a lighting, accessories and home décor source acquired in fiscal 2024 that offers a variety of one-of-a-kind designs.

Sourcing

Imported Products

We have sourced products from foreign manufacturers for over thirty years, predominantly from Asia. Imported casegoods and upholstered furniture together accounted for approximately 71%, 70%, and 72% of our net sales in fiscal 2025, fiscal 2024, and fiscal 2023, respectively.

Our imported furniture business is subject to inherent risks in importing products manufactured abroad, including, but not limited to: supply disruptions and delays due to a variety of reasons, including our foreign suppliers’ factory capacities, factory shutdowns and delays, fluctuations in ocean freight costs, container and vessel space availability, currency exchange rate fluctuations, economic and political developments and instability, as well as the laws, policies and actions of foreign governments and the United States. These laws, policies and actions may include regulations affecting trade or the application of tariffs, such as the current ten percent tariff and the potential additional reciprocal tariffs on imports imposed by the current U.S. administration , affecting the countries from which we source imported home furnishings and components, including the possible adverse effects on our sales, earnings, and liquidity.

Because of the large number and diverse nature of the foreign suppliers in Vietnam, China, Mexico, India, and Malaysia from which we source our imported products, we have flexibility in the sourcing of products among any particular supplier or country. However, a disruption in our supply chain from a major supplier or from Vietnam in general, could significantly compromise our ability to fill customer orders for products manufactured at that factory or in that country. Supply disruptions and delays on selected items could occur for six months or longer. If we were to be unsuccessful in obtaining those products from other sources or at a comparable cost, a disruption in our supply chain from a major furniture supplier, or from Vietnam in general, could decrease our sales, earnings and liquidity.

Given the sourcing capacity available in Vietnam and other low-cost producing countries such as China, Mexico, Malaysia, and India, as well as our supply chain diversification efforts, we believe the risks from these potential supply disruptions are manageable in the long-term. However, our insight into the probability of a wide scale global or regional disruption or pandemic, like the COVID-19 pandemic, remains limited. See Item 1A, “Risk Factors” for additional information on our risks related to imported products.

For imported products, we generally negotiate firm pricing with foreign suppliers in U.S. Dollars, typically for a term of at least one year. However, under certain circumstances, we may re-negotiate pricing during the year. We accept the exposure to exchange rate movements during these negotiated periods. We do not use derivative financial instruments to manage this risk but could choose to do so in the future. Since we transact our imported product purchases in U.S. Dollars, a relative decline in the value of the U.S. Dollar compared to the currencies from which we obtain our imported products could increase the price we pay for imported products beyond the negotiated periods. We generally expect to reflect substantially all of the effects of any price increases from suppliers in the prices we charge for imported products. However, these price changes could adversely impact sales volume and profit margin during the affected periods, and potential competitive pricing pressures could limit the company’s ability to pass cost increases to vendors or customers. Additionally, we generally do not apply price increases on order backlog, which could adversely affect our earnings. Conversely, a relative increase in the value of the U.S. Dollar compared to the currencies from which we obtain our imported products could decrease the cost of imported products and favorably impact net sales and profit margins during the affected period. However, due to other factors, such as inflationary pressure, we may not fully realize savings when exchange rates fall. Therefore, lower exchange rates may only have a tempering effect on future price increases by merely delaying cost increases on imported products. See also Item 7A. “Quantitative and Qualitative Disclosures About Market Risk.”

Raw Materials

Significant materials used in manufacturing our domestic upholstered furniture products include leather, fabric, foam, wooden and metal frames and electronic mechanisms. Most of the leather is imported from Italy and South America and is purchased as full hides and cut and sewn in our facilities or is purchased as pre-cut and sewn kits processed by our vendors to our pattern specifications. We believe our sources for raw materials are adequate and that we are not overly dependent on any one supplier. Our five largest domestic upholstery suppliers accounted for 31% of our raw materials purchases for domestic upholstered furniture manufacturing operations in fiscal 2025. Should disruptions with these suppliers occur, other than macro disruptions affecting all such suppliers, we believe we could successfully source these products from other suppliers without significant disruption to our operations. After the implementation of the initial reciprocal tariffs in April 2025, we have observed price increases in imported raw materials, including fabrics, steel, and hides. Generally, we engage in negotiations with our suppliers to share a portion of the tariff burden. However, if we are unable to offset the tariff costs on these imported materials, it may lead to increased product costs, potentially adversely affecting net sales and profit margins.

Customers

Our home furnishings products are sold through a variety of retailers including independent furniture stores, department stores, mass merchants, national chains, catalog merchants, interior designers, and e-commerce retailers. No single customer accounted for more than 7% of our consolidated sales in fiscal 2025. Our top five customers accounted for approximately 24% of our fiscal 2025 consolidated sales. The loss of any one or more of these customers would have a material adverse impact on our business. Less than 2% of our sales in fiscal 2025 were to international customers. We define sales to international customers as sales to customers outside of the United States and Canada since our independent domestic sales force services both countries.

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

Warehousing and Distribution

We distribute furniture to retailers directly from factories and warehouses in Asia via our container direct programs and from our facilities in Virginia, North Carolina, Georgia and California, and in limited cases, from customer operated warehouses in strategic locations. Due to our exit from the Accentrics Home (“ACH”) business unit which demanded significant amounts of inventory to meet the quick shipping requirements of its e-commerce model, we reduced the physical footprint of the Georgia warehouse by 400,000 square feet over the course of fiscal 2024. In March 2025, we announced the planned exit from our Georgia warehouse. The exit strategy involves several risks, including the timely execution of the exit, costs and availability of temporary warehousing, expenses related to relocation and start-up, and potential challenges with ERP and technology systems. Additional considerations include the timing and magnitude of restructuring charges, anticipated cost savings, and the potential for disruptions to sales, earnings, and revenue. See additional information in Management’s Discussion and Analysis and Note 22 Subsequent Events on page 23 and F-33.

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

Accounts payable

Payment for our imported products warehoused first in Asia is due 10 to 14 days after our quality audit inspections are complete and the vendor invoice is presented. Payment for goods which are shipped to our U.S. warehouses or container direct to our customers FOB Origin (free on board origin, which means the buyer is responsible for the costs and liability of the freight during transport) is generally due upon proof of lading onto a U.S.-bound vessel and invoice presentation; however, payment terms, depending on the supplier, can stretch up to 45 days from invoice date. Payment terms for domestic raw materials and non-inventory related charges vary but are generally 30 days from invoice date.

Order Backlog

At February 2, 2025, our backlog of unshipped orders was as follows:

	Order Backlog
	(Dollars in 000s)
	February 2, 2025		January 28, 2024		*February 2, 2020
Reporting Segment	Dollars	Weeks	Dollars	Weeks	Dollars	Weeks

Hooker Branded	$11,984	4.3	$15,416	5.1	$10,979	3.5
Home Meridian	21,002	8.5	36,013	13	85,556	13.1
Domestic Upholstery	18,123	8.4	18,920	7.8	14,705	8
All Other	1,527	13.6	1,475	12.2	2,520	10.5

Consolidated	$52,636	7.0	$71,824	8.6	$113,760	9.7

In the discussion below and herein, we reference changes in sales orders or “orders” and sales order backlog (unshipped orders at a point in time) or “backlog” over and compared to certain periods of time and changes discussed are in sales dollars and not units of inventory, unless stated otherwise. We believe orders are generally good current indicators of sales momentum and business conditions. If the items ordered are in stock and the customer has requested immediate delivery, we generally ship products in about seven days or less from receipt of order; however, orders may be shipped later if they are out of stock or there are production or shipping delays or the customer has requested the order to be shipped at a later date or has requested that we ship the order “in-full”, meaning all products ordered for the end-user must ship together. It is our policy and industry practice to allow order cancellation for casegoods up to the time of shipment or, in the case of container direct orders, up until the time the container is booked with the ocean freight carrier; therefore, customer orders for casegoods are not firm. However, domestically produced upholstered products are predominantly custom-built and consequently, cannot be cancelled once the leather or fabric has been cut. Additionally, our hospitality products are highly customized and are generally not cancellable. Similarly, for our outdoor furnishings, most orders require a deposit upon order and the balance before production is started, and hence are generally not cancellable.

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

At the end of fiscal 2025, our consolidated order backlog decreased by $19.2 million as compared to the prior year-end, representing a 27% decrease year-over-year. This decrease was primarily driven by a $15 million reduction in the Home Meridian backlog and a $3.4 million reduction in the Hooker Branded backlog, both due to weak demand in the home furnishings market.

* For comparison purposes, we included order backlog as of fiscal 2020 year-end, the year before the COVID crisis. At fiscal 2020 year-end, Home Meridian backlog included approximately $18 million orders from the unprofitable Clubs and Accentrics Home e-commerce (ACH) businesses which we decided to exit in fiscal 2022 and fiscal 2023, respectively. Domestic Upholstery backlog did not include Sunset West, the business we acquired in the beginning of fiscal 2023. At fiscal 2020 year-end, Sunset West had approximately $1.6 million in backlog.

Seasonality

Generally, sales in our fiscal first quarter are lower than our other fiscal quarters due to the post-Lunar New Year shipping lag and sales in our fiscal fourth quarter are generally stronger due to the pre-Lunar New Year surge in shipments from Asia.

Environmental Matters

As a part of our business operations, our manufacturing sites generate both non-hazardous and hazardous waste; the treatment, storage, transportation and disposal of which are subject to various local, state and federal laws relating to environmental protection. Our policy is to record monitoring commitments and environmental liabilities when expenses are probable and can be reasonably estimated. The costs associated with our environmental responsibilities, compliance with federal, state and local laws regulating the discharge of materials into the environment, or costs otherwise relating to the protection of the environment, have not had and are not expected to have a material effect on our financial position, results of operations, capital expenditures or competitive position.

We are actively working to refine and align our environmental stewardship based on current best practices, shareholder expectations and regulatory developments through our Environmental, Social and Governance (ESG) focused employee committee called CARE (Community Action & Responsibility for our Environment). It regularly updates management and updates the Board at least quarterly on these initiatives. We note the following recent and ongoing activities and new developments:

◾	We have put in place several initiatives focused on promoting sustainability and preserving natural resources. We maintain an annual Greenhouse Gas (GHG) emissions inventory and verification. The third-party verification of GHG emissions issued in calendar year 2024 stated that we have established appropriate systems for the collection, aggregation and analysis of quantitative data for determination of these GHG emissions for the stated period and boundaries.

◾	Since 2021, we have started projects to reduce our carbon footprint by investment in renewable energy and in projects to reduce energy consumption. We have purchased renewable energy from solar farms for several domestic manufacturing facilities since 2022. Sunset West is operating on 100% renewable energy; HF Custom (formerly Sam Moore) is operating on 100% renewable energy; and the Savannah distribution center is operating on 30% renewable energy. All remaining facilities will be added as renewable energy programs are available in those locations. We are recognized as an Appalachian Power 2024 Top Performer for energy efficiency in the Martinsville area.

◾	We continue to partner with the Arbor Day Foundation, the Sustainable Furnishings Council, and the Eco Ambassador Council for their commitment to environmental responsibility and sustainability, including financial assistance, educating employees on the necessity of preserving and replenishing resources, and supporting various projects within the Dan River Basin area. We also support the Virginia Museum of Natural History’s Cultural Heritage Monitoring lab, which provides global monitoring capability for cultural heritage sites threatened by armed conflict and natural disaster.

Human Capital Resources

As of February 2, 2025, we had 1,034 full-time employees, of which 233 were employed in our Hooker Branded segment, 173 were employed in our Home Meridian segment, 623 were employed in our Domestic Upholstery segment and 5 were employed in All Other. By geographical area, 895 employees were located in the United States and 139 were located in Asia. None of our employees are represented by a labor union. We consider our relations with our employees to be good.

Our employees are critical to our success, and we are committed to attracting, developing, and retaining top talent to drive our business forward. The core values of our Company include integrity, caring and inclusivity that affirms every individual. Our leadership team is committed to fostering an environment where everyone is welcomed, respected, listened to and valued for their unique contributions to the organization, and to providing a work environment that is free from all forms of harassment, discrimination and inequality. We recruit, employ, train, promote and compensate our employees without regard to race, ethnicity, age, gender, gender identity, religion, national origin, citizenship, marital status, veteran’s status or disability. All facilities have established human resource departments with formal hiring processes and controls in place to ensure ethical and fair hiring practices. Some of the action steps we have taken recently or are working on currently include:

◾	We carefully evaluate the overall compensation and benefits packages regularly to ensure the economic security, health, and safety of our employees, including;

ο	compensating employees competitively relative to the industry and local labor markets, and in accordance with all applicable federal, state, and local wage, work hour, overtime, and benefits laws; and

ο	providing affordable and comprehensive health benefits to employees focused on financial, emotional, and physical health and well-being, including a standardized process of reporting worker’s compensation claims which we believe promotes the health and safety of our employees.

◾	We maintain standardized safety procedures and training at all locations including established safety committees, under the leadership of our Director of Facilities & Safety, which consist of management and employee representatives, with tasks of identifying and reporting hazards and unsafe work practices, removing obstacles to accident prevention, and minimizing the risks of accidents, injury and impacts on health. We are committed to implementing and improving safety measures to achieve a safe, healthy, secure, and productive workplace;

◾	We are committed to employees’ professional success and growth by providing extensive safety training, on-the-job coaching, formal training sessions, and online learning resources. The Company also provides continuing education opportunities, including an independently operated educational foundation originally funded by the Company, comprehensive leadership development programs, and a renewable tuition reimbursement program to children and spouses of all employees, excluding family members of current and former executive officers and board directors;

◾	We are committed to fostering a culture of opportunity and respect for all members of our team. We have done this by:

ο	Expanding Talent Pipelines

●	We expanded our Furniture Market Internship, providing aspiring professionals with hands-on experience and exposure to the furniture industry in areas such as customer service, hospitality, marketing, and sales.

●	We established a formal summer internship program aligned with roles of interest for recent graduates. During the summer of 2024, the program focused on marketing, with three interns contributing to various aspects of the department and gaining valuable experience.

●	We strengthened our partnerships with local HBCUs and participated in the State of North Carolina’s HBCU Internship Program, hosting a supply chain intern to support skill development in key roles.

ο	Enhancing Employee Training

●	We introduced feedback training and conflict management training for people leaders to improve workplace communication and foster a collaborative environment.

●	We developed plans for future training initiatives, including programs focused on mental health awareness, boundary-spanning skills, and change management to support employee growth, adaptability, and well-being.

ο	Strengthening Community Partnerships

●	We continue to maintain and grow community partnerships in the communities where our employees live and work. For example, we deepened our collaboration with the Resource Access Network in Lynchburg, which led to receiving the Champions of Disability Employment Award for our efforts to create meaningful employment opportunities for individuals with disabilities.

●	In calendar 2024, we participated in job fairs, workshops, and university events, offering resume reviews, mock interviews, and insights into careers at Hooker Furnishings to strengthen community ties and support workforce development.

◾	We maintain a Code of Business Conduct and Ethics. All employees are required to sign off on the Code at hiring and reaffirm their understanding and compliance with the Code, as well as anti-corruption and anti-bribery training on an annual basis. In addition, the Company has both import and domestic suppliers to sign a Vendor Code of Conduct. The Company also has audits in place for both Environmental Social and Governance (ESG) and the US Customs Trade Partnership Against Terrorism certification (CTPAT) and conducts them every 6 months and produces a scorecard that can be used in future purchasing decisions based upon the vendor’s performance. The CTPAT audit process involves a comprehensive self-assessment of our supply chain covering facilities, logistics, and personnel, IT, etc., and the implementation of security best practices, to ensure our entire supply chain is secure. This self-assessment is ultimately audited by US Customs and Border Protection. Adherence to this program allows for quicker processing of shipments through US Customs. Our ESG audit involves a systematic evaluation of our performance across the ESG spectrum aiming to identify strengths, weaknesses, opportunities, and risks, and to provide stakeholders with a comprehensive view of our sustainability efforts and adherence to ESG principles

Patents and Trademarks

The Hooker Furnishings, Hooker Furniture, Bradington-Young, Sam Moore, Pulaski Furniture, Samuel Lawrence Furniture, Samuel Lawrence Hospitality, Home Meridian International, Prime Resources International, Shenandoah, H Contract, Sunset West, HF Custom and BOBO trade names represent many years of continued business.  We believe these trade names are well-recognized and associated with quality and service in the furnishings industry. We also own a number of patents and trademarks, both domestically and internationally, none of which is considered to be material.

Governmental Regulations

Our company is subject to U.S. federal, state and local laws and regulations in the areas of safety, health, employment and environmental pollution controls, as well as U.S. and international trade laws and regulations, including tariffs. We are also subject to foreign laws and regulations. In the past, compliance with these laws and regulations has not had any material effect on our earnings, capital expenditures or competitive position in excess of those affecting others in our industry; however, the effect of compliance in the future cannot be predicted. We believe we are in material compliance with applicable U.S. and international laws and regulations.

Additional Information

You may visit us online at hookerfurnishings.com, hookerfurniture.com, bradington-young.com, hfcustomfurniture.com, shenandoahfurniture.com, mfurnishings.com, sunsetwestusa.com, homemeridian.com, pulaskifurniture.com, slf-co.com, slh-co.com, hcontractfurniture.com, and bobointriguingobjects.com. We make available, free of charge through our Hooker Furnishings website hookerfurnishings.com, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, amendments to those reports, and other documents as soon as practical after they are filed with or furnished to the Securities and Exchange Commission (“SEC”). A free copy of our annual report on Form 10-K may also be obtained by contacting Earl Armstrong, Chief Financial Officer, Senior Vice-President Finance and Corporate Secretary at CorpSec@hookerfurnishings.com or by calling 276-632-2133.

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

The furniture industry is particularly sensitive to cyclical variations in the general economy and the current macro-economic uncertainties, including the current sustained economic downturn caused by persistent inflation and higher interest rates, the slow housing market, and after-effects of COVID-19. Home furnishings are generally considered a discretionary and postponable purchase by most consumers. Economic downturns could affect consumer spending habits by decreasing the overall demand for home furnishings. Changes in interest rates, consumer confidence, new housing starts, existing home sales, the availability of consumer credit and broader national or geopolitical factors have particularly significant effects on our business. We have seen negative effects on all of these measures due to the COVID-19 pandemic and persistent macroeconomic headwinds of the last few years. A recovery in our sales could lag significantly behind a general recovery in the economy after an economic downturn, due to, among other things, the nature and relatively significant cost of home furnishings purchases resulting in a temporary shift in consumer discretionary spending away from home furnishings, or scarcity of transportation and Asian manufacturing capacity during times of increased demand. Additionally, most of our sales are of wooden or metal Casegoods products, which have a slower replacement cycle than our upholstered home furnishings products. These factors also impact retailers, who are our primary customers, possibly adversely affecting our sales, earnings, financial condition and liquidity.

We rely on offshore sourcing from Vietnam for most of our sales and source other products internationally as well. Consequently:

◾	Potential future increases in tariffs or new tariffs imposed on other countries from which we source, including Vietnam, China, or Mexico, could adversely affect our business.

There is a potential that the current U.S. administration will impose additional reciprocal tariffs on nearly all the countries from which we source our product, including Vietnam and China, which accounted for 76% and 13% of our total imports in fiscal 2025, respectively. Inability to reduce product costs, pass through price increases or find other suitable manufacturing sources may have a material adverse impact on sales volume, earnings and liquidity. In addition, the tariffs, and our responses to the tariffs, may cause our products to become less competitive due to price increases or less profitable due to lower margins. Our inability to effectively manage the negative impacts of changing U.S. and foreign trade policies could adversely affect our business and financial results.

◾	Our inability to accurately forecast demand for our imported products could cause us to purchase too much, too little or the wrong mix of inventory.

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

◾	A disruption in supply from Vietnam or from our most significant suppliers in Asia could adversely affect our ability to timely fill customer orders for these products and decrease our sales, earnings and liquidity.

In fiscal 2025, imported products sourced from Vietnam accounted for 76% of our import purchases and our top five suppliers in Vietnam accounted for 62% of our fiscal 2025 import purchases. Our supply chain could be adversely impacted by the uncertainties of health concerns such as COVID-19 or similar pandemics and governmental restrictions. A disruption in our supply chain, or from Vietnam in general, such as the COVID-19 related lockdown in certain parts of Asia in the Summer of calendar 2021, could significantly impact our ability to fill customer orders for products manufactured in those countries. In some cases, we believe we would have sufficient inventory on hand and in-transit or be able to provide substitutions from our domestic warehouses but may not be enough to entirely mitigate the lost sales. Supply disruptions and delays on selected items could occur for six months or longer before the impact of remedial measures would be reflected in our results. If we are unsuccessful in obtaining those products from other sources or at comparable cost, a disruption in our supply chain from our largest import furniture suppliers, or from Vietnam in general, could adversely affect our sales, earnings, financial condition and liquidity.

◾	Increased transportation costs, including freight costs on imported products, could decrease earnings and liquidity.

Transportation costs on our imported products are affected by a myriad of factors including the global economy, petroleum prices and ocean freight carrier capacity. In the recent past, especially after the COVID-19 pandemic, transportation costs, including ocean freight costs and domestic trucking costs, on imported products represented a significant portion of the cost of those products. We saw a significant spike in these costs during that time and our profitability was materially impacted. To mitigate the increased costs, we implemented price increases and surcharges; however, there can be no assurance that we will be successful in increasing prices or receiving freight surcharges in the future or that we can do it quickly enough to offset increased costs. Increased transportation costs, both domestically and internationally, in the future would likely adversely affect our earnings, financial condition and liquidity.

◾	Our dependence on suppliers could, over time, adversely affect our ability to service customers.

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

◾	We are subject to changes in U.S. and foreign government regulations and in the political, social and economic climates of the countries from which we source our products.

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

◾	Changes in the value of the U.S. Dollar compared to the currencies for the countries from which we obtain our imported products could adversely affect our sales, earnings, financial condition and liquidity.

For imported products, we generally negotiate firm pricing with our foreign suppliers in U.S. Dollars, typically for periods of at least one year. We accept the exposure to exchange rate movements during these negotiated periods. We do not use derivative financial instruments to manage this risk but could choose to do so in the future. Since we transact our imported product purchases in U.S. Dollars, a relative decline in the value of the U.S. Dollar could increase the price we must pay for imported products beyond the negotiated periods. These price changes could decrease our sales, earnings, financial condition and liquidity during the periods affected.

◾	Supplier transitions, including cost or quality issues, could result in longer lead times and shipping delays.

In the past, inflation concerns, and to a lesser extent quality and supplier viability concerns, affecting some of our imported product suppliers located in China prompted us to source more of our products from lower cost suppliers located in other countries, such as Vietnam. Additionally, in the past we transitioned a significant portion of our imported product purchases from China to Vietnam due to the imposition of tariffs in 2018 on most furniture and component parts imported from China. As conditions dictate, we could be forced to make similar transitions in the future. When undertaken, transitions of this type involve significant planning and coordination by and between us and our new suppliers in these countries. Despite our best efforts and those of our new sourcing partners, these transition efforts are likely to result in longer lead times and shipping delays over the short term. Risks associated with product defects, including higher than expected costs associated with product quality and safety, and regulatory compliance costs related to the sale of consumer products and costs related to defective or non-compliant products, including product liability claims and costs to recall defective products. One or a combination of these issues could adversely affect our sales, earnings, financial condition and liquidity.

We may fail to realize the benefits of HMI segment restructuring and cost-savings efforts.

During the fourth quarter of fiscal 2023, management approved a plan to exit the Accentrics Home (ACH) e-commerce brand of the HMI segment along with repositioning the PRI brand as a direct-container only business model. We recorded a $24.4 million charge in the fiscal 2023 fourth quarter to write-down certain segment inventories to market and also recorded severance expenses. We also reduced the physical footprints at our Savannah, GA warehouse and High Point, NC administrative office over the course of the 2024 fiscal year with a concurrent reduction in lease, warehouse, and related expenses. In March 2025, we announced the planned exit of our Savannah, GA warehouse and the consolidation of warehouse operations at existing and temporary facilities. We recorded $1.3 million in inventory reserves on end-of-life and near-end of life cycle products that we don’t plan to move to these existing or temporary facilities due to the moving costs involved. We expect to record between $3 million to $4 million in exit charges in the fiscal 2026 first half consisting of a combination of severance and fixed asset impairment. We expect these actions will return the HMI segment to future profitability assuming demand improves to more normalized levels. However, we may be unable to realize these cost savings in a timely manner or at all. If these efforts are unsuccessful, in whole or in part, our ongoing business and financial results may be adversely affected, which could adversely affect our sales, earnings, financial condition and liquidity.

If demand for our domestically manufactured upholstered furniture declines, we may respond by realigning manufacturing or implementing cost-saving measures.

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

Our domestic upholstery manufacturing facilities are located in Virginia, North Carolina and California. Furniture manufacturing creates large amounts of highly flammable wood dust and may utilize other highly flammable materials such as foam, varnishes and solvents in its manufacturing processes and is therefore subject to the risk of losses arising from explosions and fires. Additionally, our domestic operations could be negatively affected by natural disasters such as hurricanes and floods, and public health events, such as the COVID-19 pandemic. Any disruption affecting our domestic facilities, even for a relatively short period of time, could adversely affect our ability to ship our furniture products and disrupt our business, which could adversely affect our sales, earnings, financial condition and liquidity.

Fluctuations in the price (including tariffs), availability or quality of raw materials for our domestically manufactured upholstered furniture could cause manufacturing delays, adversely affect our ability to provide goods to our customers or increase our costs.

We use various types of wood, leather, fabric, foam and other filling material, high-carbon spring steel, bar and wire stock and other raw materials in manufacturing upholstered furniture. We depend on outside suppliers for raw materials and must obtain sufficient quantities of quality raw materials from these suppliers at acceptable prices and in a timely manner. We do not have long-term supply contracts with our suppliers. Unfavorable fluctuations in the price (including those due to the potential implementation of additional reciprocal tariffs), quality or availability of required raw materials could negatively affect our ability to meet the demands of our customers. We may not always be able to pass price increases on raw materials through to our customers due to competition and other market pressures. In addition, the price increases are frequently implemented on future orders instead of existing order backlogs. Considering our lead times during periods of high demand, the benefits of new pricing could be offset by continued price increases from our suppliers, which could impact us before we realize the benefit from our price increases. The inability to meet customers’ demands or recover higher costs could adversely affect our sales, earnings, financial condition and liquidity.

The implementation of our ERP system could disrupt our business.

We implemented a common ERP system across all Hooker Legacy divisions in 2022 and 2023. Due to our cost reduction initiatives, we have temporarily paused the ERP project in the Home Meridian segment beginning in the third quarter of fiscal 2025. The risk in pausing this effort is that HMI’s current version of SAP will no longer be supported after December 2025. We expect to mitigate this risk by engaging a third party who supports end-of-life SAP instances. Although we currently expect the ERP implementation to increase efficiencies by leveraging a common, cloud-based system throughout all divisions and standardizing processes and reporting, our ERP system implementation may not result in improvements that outweigh its costs and may disrupt our operations. Our inability to mitigate existing and future disruptions could adversely affect our sales, earnings, financial condition and liquidity. When the ERP system went live at Sunset West and legacy Hooker divisions, the conversion process significantly impacted shipping activities and negatively impacted sales and profitability in the respective periods, due to longer than expected post-implementation stabilization. The ERP system implementation subjects us to substantial costs and inherent risks associated with migrating from our legacy systems. These costs and risks could include, but are not limited to:

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

At February 2, 2025, we had $65.3 million in net long-lived assets, consisting primarily of property, plant and equipment, trademarks, trade names and goodwill. Our goodwill, some trademarks and tradenames have indefinite useful lives and, consequently, are not subject to amortization for financial reporting purposes, but are tested for impairment annually or more frequently if events or circumstances indicate that the asset might be impaired. Our definite-lived assets consist of property, plant and equipment and certain intangible assets related to our recent acquisitions and are tested for impairment whenever events or circumstances indicate that the carrying amount of the asset may not be recoverable. The outcome of impairment testing could result in the write-down of all or a portion of the value of these assets. A write-down of our assets would, in turn, reduce our earnings and net worth.

During fiscal 2025, we reviewed triggering events under ASU 2021-03, Intangibles – Goodwill and Other (Topic 350). Due to the decline in revenue driven by the downturn in the furniture industry, increased freight costs, changes in management’s strategy, and the bankruptcy of a key customer, we identified triggering events that necessitated a valuation of the indefinite-lived trade names and trademarks in the Home Meridian segment. Consequently, we performed a valuation using the discounted cash flow method. This methodology involved cash flow projections and growth rates for each trade name over the next five years, provided by management, along with a royalty rate benchmark for companies engaged in similar activities. Based on this analysis, we recorded non-cash impairment charges of $2.8 million for certain indefinite-lived trade names within the Home Meridian segment. See Note 10 to our Consolidated Financial Statements for additional information.

Our sales and operating results could be adversely affected by product safety concerns.

If our product offerings do not meet applicable safety standards or consumers’ expectations regarding safety, we could experience decreased sales, increased costs and/or be exposed to legal and reputational risk. Events that give rise to actual, potential or perceived product safety concerns could expose us to regulatory enforcement action and/or private litigation. While we carry general and umbrella liability insurance for such events, settlements or jury awards could exceed our policy limits. Reputational damage caused by real or perceived product safety concerns or failure to prevail in private litigation against us could adversely affect our business, sales, earnings, financial condition and liquidity.

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

One customer accounted for approximately 6% of our consolidated sales in fiscal 2025, and our top five customers accounted for about 24% of our fiscal 2025 consolidated sales. Approximately 36% of our consolidated accounts receivable is concentrated in our top five customers. Should any one of these receivables become uncollectible, it would have an immediate and material adverse impact on our financial condition and liquidity. The loss of any one or more of these customers could adversely affect our sales, earnings, financial condition and liquidity. The loss of several of our major customers through business consolidations, the loss of major product placements, failures or otherwise, could adversely affect our sales, earnings, financial condition and liquidity and the resulting loss in sales may be difficult or impossible to replace. Amounts owed to us by a customer whose business fails, or is failing, may become uncollectible (in whole or in part), and we could lose future sales, any of which could adversely affect our sales, earnings, financial condition and liquidity. In fiscal 2025, we recorded $3.1 million in bad debt expense due to a large customer’s bankruptcy.

We may not be able to collect amounts owed to us.

We grant payment terms to most customers ranging from 30 to 60 days and do not generally require collateral. However, in some instances we provide longer payment terms. We purchase credit insurance on certain customers’ receivables and factor certain other customer accounts. Some of our customers have experienced, and may in the future experience, credit-related issues. Were an economic downturn, pandemic or another major, unexpected event with negative economic effects occur, we may not be able to collect amounts owed to us or such payment may only occur after significant delay. While we perform credit evaluations of our customers, those evaluations may not prevent uncollectible trade accounts receivable. Credit evaluations involve significant management diligence and judgment, especially in the current environment. We may be unable to obtain sufficient credit insurance on certain customers’ receivable balances. Should more customers than we anticipate experience liquidity issues, if payment is not received on a timely basis, or if a customer declares bankruptcy or closes stores, we may have difficulty collecting amounts owed to us by these customers, which could adversely affect our sales, earnings, financial condition and liquidity.

Our existing and future debt obligations could impair our liquidity and financial condition.

Our Amended and Restated Loan Agreement, consisting of an asset-based lending facility of up to $70 million from Bank of America, is secured by substantially all of our assets and contains provisions that limit the amount of our future borrowings under that facility. Moreover, the terms of our Amended and Restated Loan Agreement also include financial and negative covenants that, among other things, may limit our ability to incur additional indebtedness. If we violate any loan covenants and do not obtain a waiver from our lender, our indebtedness under this arrangement would become immediately due and payable, and the lender could foreclose on its security, which could materially adversely affect our business and future financial condition and could require us to curtail or otherwise cease our existing operations.

Labor shortages and rising labor costs could disrupt operations at our domestic warehousing and manufacturing facilities.

At times, especially during the post COVID-19 demand surge, we have experienced difficulties in recruiting skilled labor into our domestic upholstery plants and warehouses and in some skilled or professional positions. Lack of qualified workers and high turnover in a variety of positions caused increased training costs and adversely affected our production schedules and our ability to ship our furniture products. Furthermore, we experienced higher labor costs and persistent inflationary pressure. Should these issues re-occur or increase due to future pandemics or for other reasons, our sales, earnings, financial condition and liquidity could again be adversely affected.

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

The interruption, inadequacy or security failure of our information systems or information technology infrastructure or the internet or inadequate levels of cyber insurance could adversely impact our business, sales, earnings, financial condition and liquidity.

Our information systems (software) and information technology (hardware) infrastructure platforms and those of third parties who provide these services to us, including internet service providers and third parties who store data for us on their servers (“the cloud”), facilitate and support every facet of our business, including the sourcing of raw materials and finished goods, planning, manufacturing, warehousing, customer service, shipping, accounting, payroll and human resources. Our systems, and those of third parties who provide services to us, are vulnerable to disruption or damage caused by a variety of factors including, but not limited to: power disruptions or outages; natural disasters or other so-called “Acts of God”; computer system or network failures; viruses or malware; physical or electronic break-ins; the theft of computers, tablets and smart phones utilized by our employees or contractors; unauthorized access, phishing and cyber-attacks. The risk of cyberattacks also includes attempted breaches of contractors, business partners, vendors and other third parties. We have a cybersecurity program designed to protect and preserve the integrity of our information systems. Additionally, we implemented a multi-factor authentication process in order to enhance the security of our remote work environment. We have experienced and expect to continue to experience actual or attempted cyberattacks of our information systems or networks; however, none of these actual or attempted cyberattacks had a material impact on our operations or financial condition. Additionally, while we carry cyber insurance, including insurance for social engineering fraud, the amounts of insurance we carry may be inadequate due either to inadequate limits available from the insurance markets or inadequate coverage purchased. Because cyberthreat scenarios are inherently difficult to predict and can take many forms, cyber insurance may not cover certain risks. Further, legislative or regulatory action in these areas is evolving, and we may be unable to adapt our information systems or to manage the information systems of third parties to accommodate these changes. If these information systems or technologies are interrupted or fail, or we are unable to adapt our systems or those of third parties as a result of legislative or regulatory actions, our operations and reputation may be adversely affected, we may be subject to legal proceedings, including regulatory investigations and actions, which could diminish investor and customer confidence which could adversely affect our sales, earnings, financial condition and liquidity.

Unauthorized disclosure of confidential information provided to us by our customers, employees, or third parties could harm our business.

We rely on the internet and other electronic methods to transmit confidential information, and we store confidential information on our networks. If there was a disclosure of confidential information by our employees or contractors, including accidental loss, inadvertent disclosure or unapproved dissemination of information, or if a third party were to gain access to the confidential information we possess, our reputation could be harmed, and we could be subject to civil or criminal liability and regulatory actions. A claim that is brought against us, successful or unsuccessful, that is uninsured, or under-insured could harm our business, result in substantial costs, divert management attention and adversely affect our sales, earnings, financial condition and liquidity.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Risk Management and Strategy

The Company’s cybersecurity risk management program is integrated into the overall risk management framework, including risk identification, assessment, and mitigation across all business areas. We have collaborated with third-party consultants and built a cybersecurity program designed to protect and safeguard the integrity of our information systems, which aligns with industry standards and regulatory requirements. Key components of our cybersecurity risk management and strategy include:

◾	Risk assessments, including vulnerability scans and penetration testing to identify potential system weaknesses. These are performed internally and supported by third-party consultants;

◾	Alignment of our cybersecurity framework with industry standards;

◾	Employee training and awareness: all employees receive mandatory regular cybersecurity training, with additional specialized sessions for high-risk roles. We also conduct simulated phishing exercises to enhance awareness and preparedness;

◾	Continuous monitoring and threat detection: our IT security team uses advanced tools for real-time network and system monitoring, enabling rapid detection and response to potential threats;

◾	Comprehensive cyber insurance coverage, including protection against social engineering fraud and other cyber incidents, to further mitigate potential financial losses.

We have previously experienced actual or attempted cyber-attacks on our information systems or networks; however, none of these incidents had a material impact on our operations or financial condition. For additional information on the impact of cyber risks, refer to Part I, Item 1A. Risk Factors on page 12.

Governance

The board of directors oversees the Company’s practice for assessing, identifying and managing material risks from cybersecurity threats. The Audit Committee, consisting of all of the board’s independent directors, with one member holding the CERT Certificate in Cybersecurity Oversight, reviews and discusses with management and the independent auditor on the Company’s significant financial risk exposures for matters related to cybersecurity risk, including the steps management has taken to monitor and manage such exposures.

The Company’s VP of enterprise systems and applications leads the overall cybersecurity strategy and risk management program. This role oversees development and execution of risk assessments, implementation of security policies and procedures, regular cybersecurity training for our employees, and leadership of the IT security team and coordination with third-party consultants.

Senior executives, including the Company’s CEO and CFO, integrate cybersecurity risks into the overall business strategy and financial planning. The VP and IT security team provide regular reports to senior management on the Company’s identified vulnerabilities, progress on cybersecurity initiatives and remediation efforts, and details of ongoing incidents. Management notifies the board of directors when significant incidents occur and provides the Audit Committee with quarterly updates on the Company’s cybersecurity practices.

ITEM 2. PROPERTIES

Set forth below is information with respect to our principal properties on April 18, 2025. In March 2025, we announced the decision to exit the warehouse in Midway, Georgia. We expect to complete the exit in the second half of fiscal 2026; however, the timing of the completion of the exit could differ from preliminary estimate. We believe all of these properties are well-maintained and in good condition. During fiscal 2025, we estimate our upholstery plants operated at approximately 60% of capacity on a one-shift basis. All our production facilities are equipped with automatic sprinkler systems. All facilities maintain modern fire and spark detection systems, which we believe are adequate. We have leased certain warehouse facilities for our distribution and import operations, typically on a short or medium-term basis. We expect that we will be able to renew or extend these leases or find alternative facilities to meet our warehousing and distribution needs at a reasonable cost. All facilities set forth below are active and operational, representing in the aggregate approximately 3.3 million square feet of owned space, leased space or properties utilized under third-party operating agreements.

Location	Segment Use	Primary Use	Approximate Size in Square Feet	Owned or Leased
Martinsville, VA	All segments	Corporate Headquarters, Distribution, Manufacturing and Warehousing	1,489,766	Owned / Leased
High Point, N.C.	All segments	Office and Showrooms	243,588	Leased
Atlanta, GA	DU	Showroom	55,508	Leased
Savannah, GA	HM, DU	Warehouse	590,240	Leased
Bedford, VA	DU	Manufacturing and Offices	327,000	Owned
Hickory, N.C.	DU	Manufacturing and Offices	166,000	Owned
Mt. Airy, N.C.	DU	Manufacturing and warehousing	104,150	Leased
Valdese, N.C.	DU	Manufacturing and warehousing	102,905	Leased
Cherryville, N.C.	DU	Manufacturing Supply Plant	53,000	Owned
Vista, CA	DU	Manufacturing, Warehousing, and Offices	52,813	Leased
Las Vegas, NV	HB, DU, AO	Showrooms	9,717	Leased
Ho Chi Minh City, VN	HB, HM	Office, Warehouse and Distribution	106,157	Leased
Dongguan, China	HB, HM	Office	926	Leased

HB=Hooker Branded, HM=Home Meridian, DU=Domestic Upholstery, AO=All Other

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

Hooker Furnishings’ executive officers and their ages as of April 18, 2025 and the calendar year each joined the Company are as follows:

Name	Age	Position	Year Joined Company
Jeremy R. Hoff	51	Chief Executive Officer and Director	2017
C. Earl Armstrong III	53	Chief Financial Officer and Senior Vice President - Finance	2009
Anne J. Smith	63	Chief Administration Officer and President - Domestic Upholstery	2008

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

C. Earl Armstrong III became the Company’s Chief Financial Officer, effective February 3, 2025, and in such role, he serves as the Company’s principal financial officer and principal accounting officer. Mr. Armstrong has served as Senior Vice President - Finance & Corporate Secretary since April 2024. Mr. Armstrong joined Hooker in 2009 as the Company’s Manager of Financial Reporting through January 2013. He served as Director of Accounting from January 2013 to January 2016, Corporate Controller from February 2017 to June 2019 and Corporate Controller and Secretary from June 2019 through April 2024. In February 2021 through the end of January 2025, he also served as Chief Financial Officer of the Company’s Home Meridian segment.

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

Hooker Furnishings Corporation

Part II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our stock is traded on the NASDAQ Global Select Market under the symbol “HOFT”. As of February 2, 2025, we had approximately 6,500 beneficial shareholders. As we have done in the past, we currently expect that future regular quarterly dividends will be declared and paid in the months of March, June, September and December. Although we presently intend to continue to declare regular cash dividends on a quarterly basis for the foreseeable future, the determination as to the payment and the amount of any future dividends will be made by the Board of Directors on a quarterly basis and will depend on our then-current financial condition, capital requirements, results of operations and any other factors then deemed relevant by the Board of Directors.

Performance Graph (1)

The following graph compares cumulative total shareholder return for the Company with a broad performance indicator, the Russell 2000® Index (2), and a published industry index, the Household Furniture Index (3), for the period from February 2, 2020 to February 2, 2025.

COMPARISON OF CUMULATIVE TOTAL RETURN

Hooker Furnishings Corporation
Russell 2000
SIC Code 2510-2511
$180
$160
$140
$120
$100
$80
$60
$40
$20
$0
2/2/2020
1/31/2021
1/30/2022
1/29/2023
1/28/2024
2/2/2025

(1)	The graph shows the cumulative total return on $100 invested at the beginning of the measurement period in our common stock or the specified index, including reinvestment of dividends.
(2)	The Russell 2000® Index, prepared by Frank Russell Company, measures the performance of the 2,000 smallest companies out of the 3,000 largest U.S. companies based on total market capitalization and includes the Company.

(3)	Household Furniture Index as prepared by Zacks Investment Research, Inc. consists of companies under Standard Industrial Classification (SIC) Codes 2510 and 2511, which includes home furnishings companies that are publicly traded in the United States or Canada. At February 2, 2025, Zacks Investment Research, Inc. reported that these two SIC Codes consisted of Bassett Furniture Industries, Inc., Compass Diversified Holdings, Dorel Industries, Ethan Allen Interiors, Inc., Flexsteel Industries, Inc., Hooker Furnishings Corporation, Horrison Resources Inc., IDP Holdings (USA) Corp., La-Z-Boy, Inc., Leggett & Platt, Inc., Luvu Brands, Inc., MasterBrand, Inc., Natuzzi Spa, Nova Lifestyle, Inc., Purple Innovation Inc., The Rowe Companies, Sleep Number Corp. and Tempur Sealy International, Inc.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As you read Management’s Discussion and Analysis, please refer to the consolidated financial statements, including the related notes, contained elsewhere in this annual report. We especially encourage you to familiarize yourself with:

◾	All of our recent public filings made with the SEC which are available, without charge, at www.sec.gov and at http://investors.hookerfurnishings.com;

◾	The forward-looking statements disclaimer contained prior to Item 1 of this report, which describes the significant risks and uncertainties that could cause actual results to differ materially from those forward-looking statements made in this report, including those contained in this section of our annual report on Form 10-K;

◾	The company-specific risks found in Item 1A. “Risk Factors” of this report. This section contains critical information regarding significant risks and uncertainties that we face. If any of these risks materialize, our business, financial condition and future prospects could be adversely impacted; and

◾	Our commitments and contractual obligations and off-balance sheet arrangements described on page 30 and in Note 17 to our Consolidated Financial Statements on page F-29 of this report. This note describes commitments, contractual obligations and off-balance sheet arrangements, some of which are not reflected in our consolidated financial statements.

In Management’s Discussion and Analysis, we analyze and explain the annual changes in some specific line items in the consolidated financial statements for fiscal 2025 compared to fiscal 2024. We also provide information regarding the performance of each of our operating segments and All Other. The analysis and discussions of fiscal 2024 compared to fiscal 2023 results are in our 2024 Form-10K available through Hooker Furnishings and SEC websites.

Unless otherwise indicated, references to the “Company,” “we,” “our” or “us” refer to Hooker Furnishings Corporation and its consolidated subsidiaries, unless specifically referring to segment information. All references to the “Hooker,” “Hooker Division,” “Hooker Legacy Brands” or “traditional Hooker” divisions or companies refer to the current components of our Hooker Branded segment, the Domestic Upholstery segment including Bradington-Young, HF Custom, Shenandoah Furniture and Sunset West, and All Other which includes H Contract, and BOBO.

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

Executive Summary- Fiscal 2025 Results of Operations

Fiscal 2025 consolidated net sales totaled $397.5 million, reflecting a decrease of $35.8 million, or 8.3%, compared to the previous fiscal year. All three reportable segments experienced sales decreases, driven by weak demand, a depressed housing market, and broader macroeconomic uncertainties impacting the broader home furnishings industry. The Company reported a consolidated operating loss of $18.1 million, primarily due to lower sales volumes, $4.9 million in restructuring costs related to its cost reduction plan, $3.1 million in bad debt expense from a major customer’s bankruptcy, and $2.8 million in a non-cash tradename impairment. Consolidated net loss amounted to $12.5 million, or $1.19 per diluted share.

Despite the operating loss, the Company achieved significant milestones in fiscal 2025. These included the Margaritaville licensing agreement, the launch of Hooker Branded’s new merchandising strategy, Sunset West’s east coast expansion, key inventory investments, and market share gains amid a tough market. Additionally, the Company secured a new credit agreement, ensuring sufficient financial resources to sustain operations and pursue growth initiatives.

Our fiscal 2025 performance is discussed in greater detail below under “Results of Operations”.

Results of Operations

The following table sets forth the percentage relationship to net sales of certain items for the annual periods included in the consolidated statements of operations:

	53 weeks ended	52 weeks ended
	February 2,	January 28,
	2025	2024
Net sales	100%	100%
Cost of sales	77.7	74.9
Gross profit	22.3	25.1
Selling and administrative expenses	25.2	21.4
Trade name impairment charges	0.7	-
Intangible asset amortization	0.9	0.8
Operating (loss) / income	(4.6)	2.9
Other income, net	0.7	0.4
Interest expense, net	0.3	0.4
(Loss) / income before income taxes	(4.1)	2.9
Income tax (benefit) / expense	(1.0)	0.6
Net (loss) / income	(3.1)	2.3

Fiscal 2025 Compared to Fiscal 2024

Net Sales

	53 weeks ended		52 weeks ended
	February 2, 2025		January 28, 2024		$ Change	% Change
		% Net Sales		% Net Sales
Hooker Branded	$146,470	36.9%	$156,590	36.2%	$(10,120)	-6.5%
Home Meridian	130,816	32.9%	143,538	33.1%	(12,722)	-8.9%
Domestic Upholstery	114,216	28.7%	126,827	29.3%	(12,611)	-9.9%
All Other	5,963	1.5%	6,271	1.4%	(308)	-4.9%
Consolidated	$397,465	100%	$433,226	100%	$(35,761)	-8.3%

Unit Volume and Average Selling Price (“ASP”)

Unit Volume	FY25 % Increase / (Decrease) vs. FY24	Average Selling Price	FY25 % Increase / (Decrease) vs. FY24

Hooker Branded	2.9%	Hooker Branded	-5.7%
Home Meridian	-29.9%	Home Meridian	24.4%
Domestic Upholstery	-8.0%	Domestic Upholstery	-1.4%
All Other	-32.8%	All Other	-28.6%
Consolidated	-21.8%	Consolidated	16.1%

Because we report on a fiscal year that ends on the Sunday closest to January 31st of each year, the 2025 fiscal year was one week longer than the comparable 2024 fiscal year. The following table presents average net sales per shipping day in thousands for the 2025 and 2024 fiscal years:

	Average Net Sales Per Shipping Day
	53 weeks ended	52 weeks ended
	February 2, 2025	January 28, 2024	$ Change	% Change
Hooker Branded	$570	$621	$(51)	-8.3%
Home Meridian	509	570	(61)	-10.6%
Domestic Upholstery	444	503	(59)	-11.7%
All Other	23	25	(2)	-6.8%
Consolidated	$1,547	$1,719	$(173)	-10.0%

Shipping Days	257	252

Consolidated net sales decreased year-over-year due to the ongoing soft market conditions affecting all segments.

◾	Hooker Branded segment’s net sales decreased by $10.1 million, or 6.5%, compared to the prior fiscal year. This decrease was primarily driven by a 5.7% decrease in ASP, which was partially offset by a 2.9% increase in unit volume. Net sales decreased during the first three quarters but recovered with a 10% increase in the fourth quarter, partially due to one additional week, though this recovery was not enough to reverse the annual decrease. The lower ASP resulted from price reductions implemented to align with decreased freight costs compared to the historic high in the prior two years. In addition, discounts increased by 140 bps compared to the prior year due to the effort to rebalance our inventory mix and levels. While unit volume increased by 2.9% for the year, driven by a 14% surge in the fourth quarter, this increase was insufficient to fully offset the impact of the lower ASP.

◾	Home Meridian segment’s net sales decreased by $12.7 million, or 8.9%, compared to the prior fiscal year, primarily due to a 29.9% decrease in unit volume. The absence of sales from previously exited unprofitable product lines accounted for $11.5 million, representing 78% of the total unit volume decrease. Traditional channels, including mass merchants, independent furniture stores, and major furniture chains, all experienced sales decreases due to challenges in the home furnishings industry driven by the sustained industry downturn attributed to macroeconomic headwinds. The loss of a major customer due to its bankruptcy accounted for approximately 22% of the sales decrease in these channels. These channel decreases were partially offset by a 58% increase in hospitality sales, driven by double-digit growth in both unit volume and ASP, as a result of the continued growth in the hospitality industry. The segment’s ASP increased by 24.4%, as discounts decreased by 1,190 bps due to the absence of liquidation sales from the previously exited businesses.

◾	Domestic Upholstery’s net sales decreased by $12.6 million, or 9.9%, compared to the prior year. This decrease was driven by sales decreases at Bradington Young, Shenandoah, and HF Custom, partially offset by a 6.8% sales increase at Sunset West. Sunset West’s sales growth was driven by its expansion on the East Coast, which helped support a 15.6% increase in orders for the year. In addition, Sunset West also benefited from the stabilization of its ERP system. While the ASP remained relatively stable across all four divisions, unit volume decreased at Bradington Young, HF Custom and Shenandoah, but increased by 9.6% at Sunset West.

Gross Profit and Margin

	53 weeks ended		52 weeks ended
	February 2, 2025		January 28, 2024		$ Change	% Change
		% Segment Net Sales		% Segment Net Sales
Hooker Branded	$45,187	30.9%	$58,387	37.3%	$(13,200)	-22.6%
Home Meridian	25,386	19.4%	24,367	17.0%	1,019	4.2%
Domestic Upholstery	18,289	16.0%	24,048	19.0%	(5,759)	-23.9%
All Other	(214)	-3.6%	1,890	30.1%	(2,104)	-111.3%
Consolidated	$88,648	22.3%	$108,692	25.1%	$(20,044)	-18.4%

Consolidated gross profit and margin decreased, primarily due to decreases in the Hooker Branded and Domestic Upholstery segments, as well as approximately $1.2 million inventory write-downs and restructuring costs at All Other related to the consolidation of the BOBO business. However, this decrease was partially offset by improved gross profit and margin at Home Meridian.

◾	The Hooker Branded segment’s gross profit decreased by $13.2 million compared to the previous fiscal year, primarily due to a $10.1 million decrease in net sales. Additionally, the cost of goods sold (COGS) increased by $3.1 million, or 570 bps, largely because the prior year’s COGS were unusually low, benefiting from the combination of higher selling prices and lower ocean freight costs. This made the year-over-year comparison more significant. To a lesser extent, reduced profit on discounted sales also contributed to the decrease in gross margin. While warehousing and distribution expenses remained unchanged in absolute terms, they increased by 70 bps due to the decrease in net sales.

◾	The Home Meridian segment’s gross profit increased by $1.0 million, and its gross margin improved by 240 bps, despite a decrease in net sales. This progress reflected years of restructuring efforts aimed at achieving sustainable profitability in this segment. The improvement was primarily driven by a $3.0 million reduction in warehousing and distribution expenses, including $2.3 million in cost savings at the Georgia warehouse driven by a reduction in footprint and $800,000 from international operations, increasing gross margin by 180 bps. Additionally, COGS decreased by 60 bps, supported by strong performance in the hospitality business. However, this was partially offset by lower margins in traditional channels and $618,000 in inventory write-downs related to the planned exit of the Georgia warehouse.

◾	Domestic Upholstery segment gross profit decreased by $5.8 million, primarily due to lower net sales, while its gross margin decreased by 300 bps, due to the under-absorption of overhead caused by reduced net sales and higher warehousing and distribution expenses. Weak demand for home furnishings led to decreased incoming orders and reduced production schedules at Bradington Young, HF Custom and Shenandoah to align with backlog levels. As a result, direct labor costs decreased in absolute terms but remained flat as a percentage of net sales. Indirect costs also decreased in absolute terms, driven by lower headcount and other cost-saving measures, but increased by 120 bps due to the sales decrease. Direct material costs fluctuated across divisions but remained steady for the segment. Warehousing and distribution expenses increased by 160 bps primarily driven by higher rent expenses related to the redeploying of a portion of the Georgia warehouse to support Sunset West’s East Coast expansion.

Selling and Administrative Expenses (“S&A”)

	53 weeks ended		52 weeks ended
	February 2, 2025		January 28, 2024		$ Change	% Change
		% Segment Net Sales		% Segment Net Sales
Hooker Branded	$46,149	31.5%	$40,829	26.1%	$5,320	13.0%
Home Meridian	29,593	22.6%	28,575	19.9%	1,018	3.6%
Domestic Upholstery	21,287	18.6%	20,582	16.2%	705	3.4%
All Other	3,186	53.4%	2,692	42.9%	494	18.4%
Consolidated	$100,215	25.2%	$92,678	21.4%	$7,537	8.1%

Consolidated S&A expenses increased by $7.5 million or 380 bps compared to the previous year due to increases in all three segments and All Other. Consolidated S&A expenses increased as a percentage of net sales also due to a decrease in net sales.

◾	Hooker Branded segment’s S&A expenses increased by $5.3 million, or 540 bps, compared to the previous year. This increase was driven by several key factors: approximately $1.4 million in severance costs associated with the Company’s cost reduction plan; additionally, this segment assumes a significant portion of the Company’s S&A expenses, which include compensation for corporate staff and executives, professional service fees such as consulting and compliance costs, and IT-related expenses. These costs totaled approximately $17 million for the current year, an increase of $1.6 million over the prior year, primarily due to wage inflation, investment in talent, IT maintenance, and investments to support strategic growth, including international expansion. Other factors contributing to the increase included higher bad debt provision, travel expenses, and banking fees. These increases were partially offset by lower variable compensation expense due to the Company not meeting its profit targets, as well as decreased rent and other expenses resulting from cost saving measures.

◾	Home Meridian segment’s S&A expenses increased by $1.0 million, or 270 bps, compared to the previous year. This increase was primarily due to a $3.1 million bad debt expense resulting from the bankruptcy of a major customer. Additionally, the segment incurred $233,000 in severance costs related to the company’s cost reduction plan. However, these increases were partially offset by several factors: a $1.2 million decrease in compensation expenses due to organizational restructuring and personnel changes, a $400,000 reduction in selling costs due to lower sales, a $300,000 decrease in insurance costs due to reduced inventory levels, and savings from other cost reduction initiatives.

◾	Domestic Upholstery segment’s S&A expenses increased by $705,000, or 240 bps, compared to the previous year. This increase included approximately $640,000 in severance costs, as well as higher compliance costs and showroom rent expenses. These increases were partially offset by reductions in variable compensation expense, medical claims, and selling costs.

◾	All Other’s S&A expenses increased by $494,000 compared to the previous year, primarily due to approximately $850,000 in restructuring costs associated with the consolidation of the BOBO business.

	Intangible Asset Impairment and Amortization

	53 weeks ended		52 weeks ended
	February 2, 2025		January 28, 2024		$ Change	% Change
		% Net Sales		% Net Sales
Tradenames impairment	$2,831	0.7%	$-	0.0%	$(2,831)	-100%
Intangible asset amortization	3,687	0.9%	3,656	0.8%	31	0.8%

Intangible asset amortization expense stayed flat in fiscal 2025. The $2.8 million non-cash impairment charge was related to certain indefinite-lived trade names in the Home Meridian segment. See Note 10 Intangible Assets and Goodwill to our Consolidated Financial Statements for additional information about the impairment charges and our amortizable intangible assets.

Operating (Loss) / Income and Margin

	53 weeks ended		52 weeks ended
	February 2, 2025		January 28, 2024		$ Change	% Change
		%Segment Net Sales		%Segment Net Sales
Hooker Branded	$(962)	-0.7%	$17,560	11.2%	$(18,522)	-105.5%
Home Meridian	(8,349)	-6.4%	(5,530)	-3.9%	(2,819)	-51.0%
Domestic Upholstery	(5,374)	-4.7%	1,131	0.9%	(6,505)	-575.2%
All Other	(3,400)	-57.0%	(803)	-12.8%	(2,597)	-323.4%
Consolidated	$(18,085)	-4.6%	$12,358	2.9%	$(30,443)	-246.3%

The Company reported an operating loss of $18.1 million in fiscal 2025 due to decreased sales volume, $4.9 million in restructuring costs, $3.1 million in bad debt, and $2.8 million in intangible asset impairment, as well as other factors discussed above.

Interest Expense, net

	53 weeks ended		52 weeks ended
	February 2, 2025		January 28, 2024		$ Change	% Change
		% Net Sales		% Net Sales
Consolidated interest expense	$1,274	0.3%	$1,573	0.4%	$(300)	-19.1%

Consolidated interest expense decreased slightly in fiscal 2025 due to decreased principal balance, as well as reduced interest rates in the second half of the year.

Income Taxes

	53 weeks ended		52 weeks ended
	February 2, 2025		January 28, 2024		$ Change	% Change
		% Net Sales		% Net Sales
Consolidated income tax (benefit) / expense	$(3,919)	-1.0%	$2,573	0.6%	$(6,492)	-252.3%

Effective Tax Rate	23.9%		20.7%

We recorded income tax benefit of $3.9 million for fiscal 2025, compared to income tax expense of $2.6 million for fiscal 2024. The effective tax rates for fiscal 2025 and fiscal 2024 were 23.9% and 20.7%, respectively. The effective tax rate was higher in fiscal 2025 due to the impact of state tax benefits and the cash surrender value of company-owned life insurance which were added to the favorable tax impact of the pretax loss, versus a subtraction from tax expense in the case of a pretax profit in the previous year. See Note 17 Income Taxes to our Consolidated Financial Statements for additional information about our income taxes.

Net (Loss) / Income and (Loss) / Earnings Per Share

	53 weeks ended		52 weeks ended
	February 2, 2025		January 28, 2024		$ Change	% Change
Net (loss) / income		% Net Sales		% Net Sales
Consolidated	$(12,507)	-3.1%	$9,865	2.3%	$(22,372)	-226.8%

Diluted (loss) / earnings per share	$(1.19)		$0.91

The analysis and discussion of fiscal 2024 compared to fiscal 2023 results are available in Item 7 of our 2024 Annual Report on Form-10K available through Hooker Furnishings and SEC websites.

Financial Condition, Liquidity and Capital Resources

Summary Cash Flow Information – Operating, Investing and Financing Activities

	53 Weeks Ended	52 Weeks Ended	52 Weeks Ended
	February 2,	January 28,	January 29,
	2025	2024	2023
Net cash (used in) / provided by operating activities	$(23,016)	$55,471	$(21,718)
Net cash used in investing activities	(2,699)	(8,558)	(29,965)
Net cash (used in) / provided by financing activities	(11,149)	(22,756)	1,319
Net (decrease) / increase in cash and cash equivalents	$(36,864)	$24,157	$(50,364)

During fiscal 2025, we used cash on hand and $936,000 life insurance proceeds to fund $9.9 million in cash dividends to shareholders, $8.9 million increase in inventory levels, $3.2 million capital expenditures, $3.0 million toward the development of the ERP system, $480,000 debt issuance cost and $395,000 in life insurance premiums on Company-owned life insurance policies. Company-owned life insurance policies are in place to compensate us for the loss of key employees and to facilitate business continuity.

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

During fiscal 2023, we used a portion of the $25 million term-loan proceeds and existing cash and cash equivalents on hand to fund the $25 million Sunset Acquisition, pay $13.3 million in purchases and retirement of common stock, build up inventory levels by $12 million, $9.6 million in cash dividends, $5.4 million for the development of our new cloud-based ERP system, $4.2 million capital expenditures to enhance our business systems and facilities, and $492,000 in life insurance premiums on Company-owned life insurance policies.

Liquidity, Financial Resources and Capital Expenditures

Our sources of liquidity are:

◾	available cash and cash equivalents, which are highly dependent on incoming order rates and our operating performance;

◾	expected cash flow from operations;

◾	available lines of credit; and

◾	cash surrender value of Company-owned life-insurance.

The most significant components of our working capital are inventory, accounts receivable and cash and cash equivalents reduced by accounts payable and accrued expenses.

Our most significant ongoing short-term cash requirements relate primarily to funding operations (including expenditures for inventory, lease payments and payroll), quarterly dividend payments and capital expenditures related primarily to showroom renovations and upgrading systems, buildings and equipment. The timing of our working capital needs can vary greatly depending on demand for and availability of raw materials and imported finished goods but is generally the greatest in the mid-summer as a result of inventory build-up for the traditional fall selling season. Long-term cash requirements relate primarily to repayment of long-term debt and funding lease payments.

Loan Agreements and Revolving Credit Facility

On December 5, 2024, the Company and its wholly owned subsidiaries, Bradington-Young, LLC, Sam Moore Furniture LLC and Home Meridian Group, LLC (together with the Company, the “Borrowers”), entered into an Amended and Restated Loan and Security Agreement (the “Amended and Restated Loan Agreement”) with Bank of America, N.A. (“BofA”), as lender. The Amended and Restated Loan Agreement amends, restates and replaces the Second Amended and Restated Loan Agreement, dated as of September 29, 2017, between the Borrowers and BofA, as amended (the “Existing Loan Agreement”). The outstanding principal amount of loans and letters of credit issued under the Existing Loan Agreement and used to collateralize certain insurance arrangements and for imported product purchases will remain outstanding as loans and letters of credit under the Amended and Restated Loan Agreement.

The Amended and Restated Loan Agreement provides for a revolving credit facility in a committed principal amount of up to $70,000,000 (the “Revolving Commitment”), including subline of $8,000,000 for letters of credit, and an option to increase the Revolving Commitment by up to $30,000,000 upon meeting certain conditions, including agreement by BofA to increase the Revolving Commitment by such amount. Proceeds of loans and letters of credit under the Amended and Restated Loan Agreement are available for general working capital and other corporate purposes of the Borrower.

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

We incurred $480,000 in debt issuance costs in connection with our term loans. As of February 2, 2025, unamortized loan costs of $464,000 were netted against the carrying value of our term loans on our consolidated balance sheets.

As of February 2, 2025, we had $22.1 million principal amount of outstanding loans and $6.7 million face amount of letters of credit. We had $41.2 million of Availability based on the current Borrowing Base. There were no additional borrowings outstanding under the Amended and Restated Loan Agreement as of February 2, 2025.

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

Capital Expenditures

We expect to spend between $2 million to $3 million in capital expenditures in fiscal 2026 to maintain and enhance our operating systems and facilities.

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

Material Capital Commitments

Our material capital commitments primarily consist of lease payments.

We lease office space, warehousing facilities, showroom space and office equipment under leases expiring over the next five years. As of February 2, 2025, future minimum annual commitments under leases and operating agreements are $10.0 million in fiscal 2026, $10.1 million in fiscal 2027, $8.4 million in fiscal 2028, $7.7 million in fiscal 2029, and $7.3 million in fiscal 2030. In March 2025, we announced the decision to exit the Savannah, Georgia distribution center. This will reduce lease payments and our future commitments by approximately $10 million over the next five years, with a total of $14.5 million over the remaining lease term. See Note 22 Subsequent Events for additional information.

Additionally, the Revolving Commitment will terminate, and all outstanding amounts thereunder will be due and payable, on December 5, 2029.

Dividends

We declared and paid dividends of $0.92 per share or approximately $9.9 million in fiscal 2025, an increase of 3.4% or $0.03 per share compared to $0.89 per share or approximately $9.7 million in fiscal 2024.

On March 5, 2025, our Board of Directors declared a quarterly cash dividend of $0.23 per share, payable on March 31, 2025 to shareholders of record at March 17, 2025.

Our Board of Directors will continue to evaluate the appropriateness of the current dividend rate considering our performance and economic conditions in future quarters.

Recently Issued Accounting Pronouncements

See the Recently Adopted Accounting Standards section of Note 1 to our Consolidated Financial Statements for further details of recent accounting pronouncements.

Savannah warehouse exit

On March 24, 2025, we announced our decision to exit its Savannah, Georgia distribution center and consolidate operations in the existing facilities. The Company commenced operations at the Savannah facility in October 2021 for its Home Meridian segment’s (“HMI”) Accentrics Home (“ACH”) brand. However, shortly after opening the facility, ACH’s competitive position was severely eroded by a sharp rise in post-COVID container freight rates from Asia. In 2024, we liquidated its inventory and closed ACH, part of a larger plan to exit unprofitable businesses at HMI. We began reducing our footprint in Savannah shortly after that through a series of sub-leases and lease amendments with our landlord, continued to utilize remaining space for other brands in our Home Meridian segment and for the Sunset West division of our Domestic Upholstery segment. We recorded net charges of between $1.3 million in fiscal 2025 and expect to record between $3.0 million to $4.0 million in fiscal 2026, related to the Savannah exit. We further expect preliminary savings of between $750,000-$1.0 million in net operating expenses in fiscal 2026. Also preliminarily, we expect to realize annualized savings of between $4.0 million to $5.7 million beginning in fiscal 2027. These costs and benefits are largely dependent on the timing of the completion of the exit and could differ from these preliminary estimates.

Outlook

There is currently significant economic uncertainty and volatility. We are evaluating a range of strategies to mitigate the current economic environment, including a 50-year low in existing home sales, and the possible impact of additional reciprocal tariffs on our operations and profitability. Tariffs add tremendous complexity and uncertainty that require us to look at our cost structure more aggressively, particularly on the lower margin, direct container side of our business. We continue to identify additional opportunities to gain efficiency by consolidating operations. While evaluation of our cost footprint and implementation of further cuts are both ongoing, we continue to invest in the highest growth-potential areas of our business, as growing profitable sales remains an intense focus.

On the positive side, the inflation cooled in February and March, falling to the levels experienced last summer and fall before it rose from November 2024 to January 2025. Additionally, according to the U.S. Census Bureau year-over-year monthly furniture sales have increased for 5 straight months, beginning in September 2024.

However, the Index of Consumer Sentiment and existing home sales continue to be low, which reflects the uncertainty.

While the current environment is challenging, we believe we have positioned the company to continue gaining market share and maximizing revenues through our merchandising efforts, speed-to-market initiatives and in-stock position on top-selling products.

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

Revenue Recognition

We recognize revenue pursuant to Accounting Standards Codification 606, which requires revenue to be recognized at an amount that reflects the consideration we expect to be entitled to receive in exchange for transferring goods or services to our customers. Our policy is to record revenue when control of the goods transfers to the customer. We have a present right to payment at the time of shipment as customers are invoiced at that time. We believe the customer obtains control of goods at the time of shipment, which is typically when title passes. While the customer may not enjoy immediate physical possession of the products, the customer’s right to re-direct shipment indicates control. In the very limited instances when products are sold under consignment arrangements, we do not recognize revenue until control over such products has transferred to the end consumer. Orders are generally non-cancellable once loaded into a shipping trailer or container.

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

Impairment of Long-Lived Assets

Tangible and Definite Lived Intangible Assets

We regularly review our property, plant and equipment and definite-lived intangible assets for indicators of impairment, as specified in the Accounting Standards Codification.

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

The fair value of our trademarks and trade names is determined based on the estimated earnings and cash flow capacity of those assets. The impairment test consists of a comparison of the fair value of the indefinite-lived intangible assets with their carrying amount. If the carrying amount of the indefinite-lived intangible assets exceeds their fair value, an impairment loss is recognized in an amount equal to that excess. During fiscal 2025, due to the decline in revenue driven by the downturn in the furniture industry, increased freight costs, changes in management’s strategy, and the bankruptcy of a key customer, we identified triggering events that necessitated a valuation of the indefinite-lived trade names and trademarks in the Home Meridian segment. Consequently, we performed a valuation using the discounted cash flow method. This methodology involved cash flow projections and growth rates for each trade name over the next five years, provided by management, along with a royalty rate benchmark for companies engaged in similar activities. Based on this analysis, we recorded non-cash impairment charges of $2.8 million for certain indefinite-lived trade names within the Home Meridian segment. At February 2, 2025, based on our internal valuation, the fair values of our Bradington-Young, remaining Home Meridian and BOBO non-amortizable trademarks and trade names exceeded their carrying values.

Upon the adoption of ASU 2017-04, we perform our annual goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. Management judgment is a significant factor in the goodwill impairment evaluation process. The computations require management to make estimates and assumptions, the most critical of which are potential future cash flows and the appropriate discount rate. Based on our internal goodwill impairment analysis as described above, we have concluded that Shenandoah and Sunset West goodwill in the Domestic Upholstery segment and BOBO goodwill in All Other is not impaired as of February 2, 2025.

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

We review inventories on hand and record an allowance for slow-moving and obsolete inventory based on historic experience, current sales trends and market conditions, expected sales and other factors. When we identify inventory that is unlikely to be sold or that has a cost basis in excess of its net realizable value, we record a write-down to reduce the carrying amount of inventory to its estimated net realizable value. In March 2025, we announced the planned exit of our Savannah, GA warehouse and the consolidation of warehouse operations at existing and temporary facilities. In fiscal 2025, we recorded $1.3 million in inventory reserves on end-of-life and near-end of life cycle products that we don’t plan to move to these existing or temporary facilities due to the moving costs involved.

Our other significant accounting policies are described in Note 1 – Summary of Significant Accounting Policies to our Consolidated Financial Statements beginning at page F-10 in this report.

Recently Issued Accounting Standards Not Yet Adopted

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures”. The new guidance requires enhanced effective tax rate reconciliation and income taxes paid disclosures. ASU 2023-09 is effective for annual periods beginning after December 15, 2024 (our fiscal 2026). We are currently evaluating the impact that the adoption of this new guidance will have on our Consolidated Financial Statements, if any, and will add necessary disclosures upon adoption.

Concentrations of Sourcing Risk

In fiscal 2025, imported products sourced from Vietnam accounted for 76% of our import purchases and our top five suppliers in Vietnam accounted for 62% of our fiscal 2025 import purchases. A disruption in our supply chain, or from Vietnam in general, could significantly impact our ability to fill customer orders for products manufactured in those countries. Our supply chain could be adversely impacted by the uncertainties of health concerns and governmental restrictions. In some cases, we may be able to provide substitutions using inventory on hand, in-transit and from our domestic warehouses, but not enough to entirely mitigate the lost sales. Supply disruptions and delays on selected items could occur for six months or longer before the impact of remedial measures would be reflected in our results. If we are unsuccessful in obtaining those products from other sources or at comparable cost, a disruption in our supply chain from our largest import furniture suppliers, or from Vietnam in general, could adversely affect our sales, earnings, financial condition and liquidity.

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

Interest Rate Risk

Borrowings under the Amended and Restated Loan Agreement will bear interest at a rate per annum equal to the then-current Term SOFR Rate for a period of one month plus 0.10% plus a margin of 1.75%. The Term SOFR Rate will be adjusted on a monthly basis. As such, these debt instruments expose us to market risk for changes in interest rates. As of February 2, 2025, we had $22.1 million principal amount of outstanding loans. At current borrowing levels, a 1% increase in the SOFR rate would result in an annual increase in interest expenses of approximately $221,000. There were no additional borrowings outstanding under the Amended and Restated Loan Agreement as of February 2, 2025.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements listed in Item 15(a), and which begin on page 37, of this report are incorporated herein by reference and are filed as a part of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the fiscal year ended February 2, 2025. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of February 2, 2025, the end of the period covered by this annual report, to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to the Company’s management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure and are effective to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Management’s Report on Internal Control over Financial Reporting

In accordance with Section 404 of the Sarbanes-Oxley Act and SEC rules thereunder, management has conducted an assessment of our internal control over financial reporting as of February 2, 2025, based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s report regarding that assessment is included on page F-2 of this report, with our consolidated financial statements, and is incorporated herein by reference.

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

ITEM 9B. OTHER INFORMATION

During the fourth quarter of fiscal 2025, no director or officer of the Company adopted, terminated or modified a ‘Rule 10b5-1 trading arrangement’ or ‘non-Rule 10b5-1 trading arrangement,’ as each term is defined in Item 408(a) of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not Applicable.

Hooker Furnishings Corporation

Part III

In accordance with General Instruction G(3) of Form 10-K, most of the information called for by Items 10, 11, 12, 13 and 14 of Part III will be incorporated by reference to the Company’s definitive Proxy Statement for its Annual Meeting of Shareholders scheduled to be held June 3, 2025 (the “2025 Proxy Statement”), as set forth below.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information relating to our directors will be set forth under the caption “Proposal One-Election of Directors” in the 2025 Proxy Statement and is incorporated herein by reference.

Information relating to our executive officers is included in Part I of this report under the caption “Information about our Executive Officers” and is incorporated herein by reference.

Information relating to compliance with Section 16(a) of the Exchange Act will be set forth under the caption “Delinquent Section 16(a) Reports” in the 2025 Proxy Statement and is incorporated herein by reference.

Information relating to the code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions will be set forth under the caption “Code of Business Conduct and Ethics” in the 2025 Proxy Statement and is incorporated herein by reference.

Information relating to insider trading policy that applies to our directors, principal executive officers and employees will be set forth under the caption “Insider Trading Policy” in the 2025 Proxy Statement and is incorporated herein by reference.

Information relating to material changes, if any, in the procedures by which shareholders may recommend nominees for our Board of Directors will be set forth under the caption “Procedures for Shareholder Recommendations of Director Nominees” in the 2025 Proxy Statement and is incorporated herein by reference.

Information relating to the Audit Committee of our Board of Directors, including the composition of the Audit Committee and the Board’s determinations concerning whether certain members of the Audit Committee are “financial experts” as that term is defined under Item 407(d)(5) of Regulation S-K will be set forth under the captions “Corporate Governance” and “Audit Committee” in the 2025 Proxy Statement and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

Information relating to this item will be set forth under the captions “Report of the Compensation Committee,” “Compensation Discussion and Analysis (CD&A) Executive Compensation” including the executive compensation tables and disclosures following the CD&A and “Director Compensation” in the 2025 Proxy Statement and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Information relating to this item will be set forth under the captions “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management” in the 2025 Proxy Statement and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information relating to this item will be set forth in the last two paragraphs under the caption “Audit Committee” and the caption “Corporate Governance” in the 2025 Proxy Statement and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Information relating to this item will be set forth under the caption “Proposal Three - Ratification of Selection of Independent Registered Public Accounting Firm” in the 2025 Proxy Statement and is incorporated herein by reference.

Hooker Furnishings Corporation

Part IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed as part of this report on Form 10-K:

(1)	The following reports and financial statements are included in this report on Form 10-K:

Management’s Report on Internal Control Over Financial Reporting

Reports of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of February 2, 2025 and January 28, 2024

Consolidated Statements of Operations for the fifty-three-week period ended February 2, 2025 and the fifty-two-week periods ended January 28, 2024 and January 29, 2023

Consolidated Statements of Comprehensive (Loss) / Income for the fifty-three-week period ended February 2, 2025 and the fifty-two-week periods ended January 28, 2024 and January 29, 2023

Consolidated Statements of Cash Flows for the fifty-three-week period ended February 2, 2025 and the fifty-two-week periods ended January 28, 2024 and January 29, 2023

Consolidated Statements of Shareholders’ Equity for the fifty-three-week period ended February 2, 2025 and the fifty-two-week periods ended January 28, 2024 and January 29, 2023

Notes to Consolidated Financial Statements

(2)	Financial Statement Schedules:

Financial Statement Schedules have been omitted because the information required has been separately disclosed in the consolidated financial statements or related notes.

(b)	Exhibits:

3.1	Amended and Restated Articles of Incorporation of the Company, as amended September 16, 2021 (incorporated by reference to Exhibit 3.1 of the Company’s Form 10-Q (SEC File No. 000-25349) for the quarter ended October 31, 2021)	Amended and Restated Articles of Incorporation of the Company, as amended September 16, 2021 (incorporated by reference to Exhibit 3.1 of the Company’s Form 10-Q (SEC File No. 000-25349) for the quarter ended October 31, 2021)

3.2	Amended and Restated Bylaws of the Company as amended September 5, 2023 (incorporated by reference to Exhibit 3.2 of the Company’s Form 10-Q (SEC File No. 000-25349) filed on September 8, 2023)

4.1	Amended and Restated Articles of Incorporation of the Company (See Exhibit 3.1)

4.2	Amended and Restated Bylaws of the Company (See Exhibit 3.2)

4.3	Description of the Company’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934, as amended (incorporated by reference to Exhibit 4.3 of the Company’s Annual Report on Form 10-K (SEC File No. 000-25349) for the year ended February 2, 2020).

Pursuant to Regulation S-K, Item 601(b)(4)(iii), instruments, if any, evidencing long-term debt not exceeding 10% of the Company’s total assets have been omitted and will be furnished to the Securities and Exchange Commission upon request.

10.1(a)	Form of Executive Life Insurance Agreement dated December 31, 2003, between the Company and certain of its executive officers (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q (SEC File No. 000-25349) for the quarter ended February 29, 2004)*

10.1(b)	Form of Outside Director Restricted Stock Agreement (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K (SEC File No. 000-25349) filed on January 17, 2006)*

10.1(c)	2024 Amendment and Restatement of the Hooker Furnishings Corporation Stock Incentive Plan (incorporated by reference to Appendix A of the Company’s Definitive Proxy Statement dated May 3, 2024 (SEC File No. 000-25349))*

10.1(d)	2010 Amended and Restated Hooker Furniture Corporation Supplemental Retirement Income Plan, dated as of June 8, 2010 (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q (SEC File No. 000-25349) for the quarter ended October 31, 2010)*

10.1(e)	Form of Performance Stock Units Grant Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q (SEC File No. 000-25349) for the quarter ended July 28, 2024)*

10.1(f)	Form of RSU Time-based Vesting Grant Agreement (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q (SEC File No. 000-25349) for the quarter ended July 28, 2024)*

10.1(j)	First Amendment to the 2010 Amended and Restated Hooker Furniture Corporation Supplemental Retirement Income plan (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (SEC File No. 000-25349) filed with the SEC on November 15, 2019)*

10.1(k)	Employment Agreement, dated February 20, 2025, by and between Hooker Furnishings Corporation and Jeremy R. Hoff (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (SEC File No. 000-25349) filed on February 26, 2025).*

10.1(l)	Employment Agreement, dated February 20, 2025, by and between Hooker Furnishings Corporation and C. Earl Armstrong, III (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (SEC File No. 000-25349) filed on February 26, 2025).*

10.1(m)	Employment Agreement, dated February 20, 2025, by and between Hooker Furnishings Corporation and Anne J. Smith (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (SEC File No. 000-25349) filed on February 26, 2025).*

10.2	Amended and Restated Loan and Security Agreement, dated as of December 5, 2024, between Bank of America, N.A. and Hooker Furnishings Corporation, Bradington-Young, LLC, Sam Moore Furniture LLC and Home Meridian Group, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (SEC File No. 000-25349) filed on December 6, 2024).

10.3	Asset Purchase Agreement dated January 31, 2022 by and among the Company, Sunset West, Wes Stewart, Heath Malone and Martin Jamroz (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K (SEC File No. 000-25349) filed on February 1, 2022)

19.1	Hooker Furniture Corporation Insider trading policy (filed herewith)

21	List of Subsidiaries:

Bradington-Young LLC, a North Carolina limited liability company

Home Meridian Group, LLC, a Virginia limited liability company

Sam Moore Furniture LLC, a Virginia limited liability company

23	Consent of Independent Registered Public Accounting Firm (filed herewith)

31.1	Rule 13a-14(a) Certification of the Company’s principal executive officer (filed herewith)

31.2	Rule 13a-14(a) Certification of the Company’s principal financial officer (filed herewith)

32.1	Rule 13a-14(b) Certification of the Company’s principal executive officer and principal financial officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

97	Hooker Furnishings Corporation Compensation Recoupment Policy, as amended and restated on September 5, 2023 (incorporated by reference to Exhibit 97 to the Company’s Annual Report on Form 10-K (SEC File No. 000-25349) filed on April 12, 2024)

101	The following financial statements from the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2025, formatted in Interactive Extensible Business Reporting Language (“IXBRL”): (i) consolidated balance sheets, (ii) consolidated statements of operations, (iii) consolidated statements of comprehensive (loss)/income, (iv) consolidated statements of cash flows, (v) consolidated statements of shareholders’ equity and (vi) the notes to the consolidated financial statements, tagged as blocks of text (filed herewith)

104	Cover page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

*	Management contract or compensatory plan

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOOKER FURNISHINGS CORPORATION

April 18, 2025	/s/ Jeremy R. Hoff
Jeremy R. Hoff
Chief Executive Officer and Director
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jeremy R. Hoff	Chief Executive Officer and	April 18, 2025
Jeremy R. Hoff	Director (Principal Executive Officer)

/s/ C. Earl Armstrong III	Senior Vice President - Finance	April 18, 2025
C. Earl Armstrong III	and Chief Financial Officer (Principal
Financial and Accounting Officer)

/s/ W. Christopher Beeler, Jr.	Director (Board Chair)	April 18, 2025
W. Christopher Beeler, Jr.

/s/ Maria C. Duey	Director	April 18, 2025
Maria C. Duey

/s/ Paulette Garafalo	Director	April 18, 2025
Paulette Garafalo

/s/ Christopher L. Henson	Director	April 18, 2025
Christopher L. Henson

/s/ Paul A. Huckfeldt	Director	April 18, 2025
Paul A. Huckfeldt

/s/ Tonya H. Jackson	Director	April 18, 2025
Tonya H. Jackson

/s/ Ellen C. Taaffe	Director	April 18, 2025
Ellen C. Taaffe

HOOKER FURNISHINGS CORPORATION AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Management’s Report on Internal Control Over Financial Reporting	F-2

Reports of Independent Registered Public Accounting Firm (PCAOB ID 185)	F-3

Consolidated Balance Sheets as of February 2, 2025 and January 28, 2024	F-5

Consolidated Statements of Operations for the fifty-three-week period ended February 2, 2025 and the fifty-two-week periods ended January 28, 2024 and January 29, 2023	F-6

Consolidated Statements of Comprehensive (Loss)/Income for the fifty-three-week period ended February 2, 2025 and the fifty-two-week periods ended January 28, 2024 and January 29, 2023	F-7

Consolidated Statements of Cash Flows for the fifty-three-week period ended February 2, 2025 and the fifty-two-week periods ended January 28, 2024 and January 29, 2023.	F-8

Consolidated Statements of Shareholders’ Equity for the fifty-three-week period ended February 2, 2025 and the fifty-two-week periods ended January 28, 2024 and January 29, 2023	F-9

Notes to Consolidated Financial Statements	F-10

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Shareholders of

Hooker Furnishings Corporation

Martinsville, Virginia

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Securities Exchange Act Rule 13a-15(f). Under the supervision and with the participation of management, including the principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the Company’s evaluation under that framework, management concluded that the Company’s internal control over financial reporting was effective as of February 2, 2025.

The effectiveness of the Company’s internal control over financial reporting as of February 2, 2025 has been audited by KPMG LLP, the Company’s independent registered public accounting firm, as stated in their report which is included herein.

Jeremy R. Hoff
Chief Executive Officer and Director
(Principal Executive Officer)
April 18, 2025

C. Earl Armstrong III
Senior Vice President – Finance
and Chief Financial Officer
(Principal Financial and Accounting Officer)
April 18, 2025

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors

Hooker Furnishings Corporation:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Hooker Furnishings Corporation and subsidiaries (the Company) as of February 2, 2025 and January 28, 2024, the related consolidated statements of operations, comprehensive (loss)/income, cash flows, and shareholders’ equity for each of the years in the three-year period ended February 2, 2025, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of February 2, 2025 and January 28, 2024, and the results of its operations and its cash flows for each of the years in the three-year period ended February 2, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of February 2, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated April 18, 2025 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Sufficiency of audit evidence over revenue

As discussed in Note 1 to the consolidated financial statements, the Company generates revenue primarily through the sale of home furnishings and hospitality furniture products. Revenue is recognized by the Company at the time of shipment to the customer. The Company recorded $397.5 million of net sales for the fiscal year ended February 2, 2025.

We identified the evaluation of the sufficiency of audit evidence over revenue as a critical audit matter. Subjective auditor judgment was required due to the highly automated nature of certain processes to record revenue that involved interfacing data across multiple information technology (IT) systems and the overall volume of transactions. Additionally, IT professionals with specialized skills and knowledge were required to evaluate the nature and extent of evidence obtained over revenue.

The following are the primary procedures we performed to address this critical audit matter. We applied auditor judgment to determine the nature and extent of procedures to be performed over processing and recording of revenue. We involved IT professionals with specialized skills and knowledge, who assisted in 1) gaining an understanding of the systems used in the Company’s recognition of revenue and 2) evaluating the design and testing the operating effectiveness of certain internal controls over the revenue process. This included general IT and certain application controls interacting within the Company’s revenue recognition process. For a sample of revenue transactions, we assessed the recorded amount by comparing to underlying documentation, including invoices, cash receipts, bills of lading, and contracts with customers. We evaluated the sufficiency of audit evidence obtained by assessing the results of procedures performed, including the appropriateness of the nature and extent of such evidence.

/s/ KPMG LLP

We have served as the Company’s auditor since 2003.

Charlotte, North Carolina

April 18, 2025

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors

Hooker Furnishings Corporation:

Opinion on Internal Control Over Financial Reporting

We have audited Hooker Furnishings Corporation and subsidiaries' (the Company) internal control over financial reporting as of February 2, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 2, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of February 2, 2025 and January 28, 2024, the related consolidated statements of operations, comprehensive (loss)/income, cash flows, and shareholders’ equity for each of the years in the three-year period ended February 2, 2025, and the related notes (collectively, the consolidated financial statements), and our report dated April 18, 2025 expressed an unqualified opinion on those consolidated financial statements.

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

/s/ KPMG LLP

Charlotte, North Carolina

April 18, 2025

HOOKER FURNISHINGS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands)

As of	February 2, 2025	January 28, 2024
Assets
Current assets
Cash and cash equivalents	$6,295	$43,159
Trade accounts receivable, net (See notes 5 and 6)	58,198	51,280
Inventories (see note 7)	70,755	61,815
Income tax recoverable	521	3,014
Prepaid expenses and other current assets	5,355	5,530
Total current assets	141,124	164,798
Property, plant and equipment, net (See note 8)	28,195	29,142
Cash surrender value of life insurance policies (See note 11)	29,238	28,528
Deferred taxes (See note 17)	16,057	12,005
Operating leases right-of-use assets (See note 12)	45,575	50,801
Intangible assets, net (See note 10)	22,104	28,622
Goodwill (See note 10)	15,036	15,036
Other assets	16,613	14,654
Total non-current assets	172,818	178,788
Total assets	$313,942	$343,586

Liabilities and Shareholders’ Equity
Current liabilities
Current portion of long-term debt (See note 13)	$-	$1,393
Trade accounts payable	20,001	16,470
Accrued salaries, wages and benefits	3,851	7,400
Accrued income taxes	49	-
Customer deposits	5,655	5,920
Current portion of operating lease liabilities (See note 12)	7,502	6,964
Other accrued expenses	2,916	3,262
Total current liabilities	39,974	41,409
Long term debt (See note 13)	21,717	21,481
Deferred compensation (See note 14)	6,795	7,418
Operating lease liabilities (See note 12)	41,073	46,414
Other long-term liabilities (See note 4)	-	889
Total long-term liabilities	69,585	76,202
Total liabilities	109,559	117,611

Shareholders’ equity
Common stock, no par value, 20,000 shares authorized, 10,703 and 10,672 shares issued and outstanding on each date	50,474	49,524
Retained earnings	153,336	175,717
Accumulated other comprehensive income	573	734
Total shareholders’ equity	204,383	225,975
Total liabilities and shareholders’ equity	$313,942	$343,586

See accompanying Notes to Consolidated Financial Statements.

HOOKER FURNISHINGS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

For the 53 Week Period Ended February 2, 2025 and the 52 Week Periods Ended January 28, 2024 and January 29, 2023
	2025	2024	2023

Net sales	$397,465	$433,226	$583,102

Cost of sales	308,195	322,705	461,056
Inventory write downs	622	1,829	28,752

Gross profit	88,648	108,692	93,294

Selling and administrative expenses	100,215	92,678	95,815
Trade name impairment charges	2,831	-	13
Intangible asset amortization	3,687	3,656	3,512

Operating (loss) / income	(18,085)	12,358	(6,046)

Other income, net	2,933	1,653	416
Interest expense, net	1,274	1,573	519

(Loss) / income before income taxes	(16,426)	12,438	(6,149)

Income tax (benefit) / expense	(3,919)	2,573	(1,837)

Net (loss) / income	$(12,507)	$9,865	$(4,312)

(Loss) / earnings per share:
Basic	$(1.19)	$0.91	$(0.37)
Diluted	$(1.19)	$0.91	$(0.37)

Weighted average shares outstanding:
Basic	10,525	10,684	11,593
Diluted	10,525	10,838	11,593

Cash dividends declared per share	$0.92	$0.89	$0.82

See accompanying Notes to Consolidated Financial Statements.

HOOKER FURNISHINGS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) / INCOME

(In thousands)

For the 53 Week Period Ended February 2, 2025 and the 52 Week Periods Ended January 28, 2024 and January 29, 2023
	2025	2024	2023

Net (Loss) / Income	$(12,507)	$9,865	$(4,312)
Other comprehensive income:
Actuarial adjustment	(212)	(172)	1,204
Income tax effect on adjustment	51	41	(288)
Adjustments to net periodic benefit cost	(161)	(131)	916

Total Comprehensive (Loss) / Income	$(12,668)	$9,734	$(3,396)

See accompanying Notes to Consolidated Financial Statements.

HOOKER FURNISHINGS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

For the 53 Week Periods Ended February 2, 2025 and the 52 Week Periods Ended January 28, 2024 and January 29, 2023
	2025	2024	2023
Operating Activities:
Net (loss) / income	$(12,507)	$9,865	$(4,312)
Adjustments to reconcile net income to net cash provided by operating activities:
Inventory valuation expense	622	1,829	28,752
Trade name impairment charge	2,831	-	13
Depreciation and amortization	9,229	8,956	8,816
Loss/(Gain) on disposal of assets	-	35	94
Deferred income tax expense/(benefit)	(4,006)	2,523	(3,160)
Non-cash restricted stock and performance awards	950	1,706	1,244
Provision for doubtful accounts and sales allowances	3,327	(727)	(3,673)
Gain on life insurance policies	(1,213)	(984)	(1,179)
Changes in assets and liabilities:
Trade accounts receivable	(10,245)	11,577	16,831
Inventories	(9,562)	34,776	(47,827)
Income tax recoverable	2,492	65	1,283
Prepaid expenses and other assets	(2,988)	(5,111)	(5,711)
Trade accounts payable	3,365	190	(15,781)
Accrued salaries, wages and benefits	(3,549)	(1,890)	2,148
Accrued income taxes	49	-	-
Customer deposits	(265)	(2,590)	(1,911)
Operating lease liabilities	422	449	(57)
Other accrued expenses	(1,138)	(4,261)	3,254
Deferred compensation	(830)	(937)	(542)
Net cash (used in) / provided by operating activities	(23,016)	55,471	(21,718)

Investing Activities:
Acquisition	-	(2,373)	(25,274)
Purchases of property, plant and equipment	(3,243)	(6,815)	(4,199)
Proceeds from sale of property and equipment	3	-	-
Premiums paid on life insurance policies	(395)	(406)	(492)
Proceeds received on life insurance policies	936	1,036	-
Net cash used in investing activities	(2,699)	(8,558)	(29,965)

Financing Activities:
Proceeds from revolving credit facility	22,085	-	36,190
Payments for long-term loans	(22,900)	(1,400)	(700)
Cash dividends paid	(9,854)	(9,682)	(9,602)
Debt issuance cost	(480)	-	(37)
Purchase and retirement of common stock	-	(11,674)	(13,342)
Proceeds from long-term loans		-	25,000
Payments for revolving credit facility		-	(36,190)
Net cash (used in)/provided by financing activities	(11,149)	(22,756)	1,319

Net (decrease) / increase in cash and cash equivalents	(36,864)	24,157	(50,364)
Cash and cash equivalents at the beginning of year	43,159	19,002	69,366
Cash and cash equivalents at the end of year	$6,295	$43,159	$19,002

Supplemental schedule of cash flow information:
Interest paid, net	$1,312	$1,375	$642
Income taxes (refund) / paid, net	(2,328)	23	101

Supplemental schedule of noncash investing activities:
Increase / (Decrease) in lease liabilities arising from obtaining right-of-use assets	3,201	(10,646)	25,241
Increase in property and equipment through accrued purchases	167	190	128

See accompanying Notes to Consolidated Financial Statements.

HOOKER FURNISHINGS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands, except per share data)

For the 53 Week Period Ended February 2, 2025 and the 52 Week Periods Ended January 28, 2024 and January 29, 2023
				Accumulated
				Other	Total
	Common Stock		Retained	Comprehensive	Shareholders’
	Shares	Amount	Earnings	Income	Equity
Balance at January 30, 2022	11,922	$53,295	$207,884	$(51)	$261,128

Net loss			$(4,312)		$(4,312)
Actuarial adjustments on defined benefit plan, net of tax of ($288)				$916	916
Cash dividends paid and accrued ($0.82 per share)			(9,602)		(9,602)
Purchase and retirement of common stock	(820)	(3,770)	(9,584)		(13,354)
Restricted stock grants, net of forfeitures	95	(101)			(101)
Restricted stock compensation cost		1,266			1,266
Performance-based restricted stock units cost		606			606
PSU awards		(526)			(526)
Balance at January 29, 2023	11,197	$50,770	$184,386	$865	$236,021

Net income			$9,865		$9,865
Actuarial adjustments on defined benefit plan, net of tax of $41				$(131)	(131)
Cash dividends paid and accrued ($0.89 per share)			(9,682)		(9,682)
Purchase and retirement of common stock	(620)	$(2,952)	(8,852)		(11,804)
Restricted stock grants, net of forfeitures	95	(156)			(156)
Restricted stock compensation cost		1,702			1,702
Performance-based restricted stock units cost		773			773
PSU awards		(613)			(613)
Balance at January 28, 2024	10,672	$49,524	$175,717	$734	$225,975

Net loss			$(12,507)		$(12,507)
Actuarial adjustments on defined benefit plan, net of tax of $51				$(161)	(161)
Cash dividends paid and accrued ($0.92 per share)			(9,874)		(9,874)
Restricted stock grants, net of forfeitures	31	$(404)			(404)
Restricted stock compensation cost		1,593			1,593
Performance-based restricted stock units cost		453			453
PSU awards		(692)			(692)
Balance at February 2, 2025	10,703	$50,474	$153,336	$573	$204,383

See accompanying Notes to Consolidated Financial Statements.

HOOKER FURNISHINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar and share amounts in tables, except per share amounts, in thousands unless otherwise indicated)

For the Fifty-Three Weeks Ended February 2, 2025

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

Operating Segments

As a public entity, we are required to present disaggregated information by segment using the management approach. The objective of this approach is to allow users of our financial statements to see our business through the eyes of management based upon the way management reviews performance and makes decisions. The management approach requires segment information to be reported based on how management internally evaluates the operating performance of the company’s business units or segments. The objective of this approach is to meet the basic principles of segment reporting as outlined in ASC 280 Segments (“ASC 280”), which are to allow the users of our financial statements to:

◾	better understand our performance;

◾	better assess our prospects for future net cash flows; and

◾	make more informed judgments about us as a whole.

We define our segments as those operations our chief operating decision maker (“CODM”) regularly reviews to analyze performance and allocate resources. We measure the results of our segments using, among other measures, each segment’s net sales, gross profit and operating income, as determined by the information regularly reviewed by the CODM.

For financial reporting purposes, we are organized into three operating segments and “All Other”, which includes the remainder of our businesses:

◾	Hooker Branded, consisting of the operations of our imported Hooker Casegoods and Hooker Upholstery businesses;

◾	Home Meridian, a stand-alone, mostly autonomous business that serves a different type or class of customer than do our other operating segments and at much lower margins;

◾	Domestic Upholstery, which includes the domestic upholstery manufacturing operations of Bradington-Young, HF Custom (formerly Sam Moore), Shenandoah Furniture and Sunset West; and

◾	All Other, consisting of H Contract and BOBO Intriguing Objects. None of these operating segments were individually reportable; therefore, we combined them in “All Other” in accordance with ASC 280.

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

Fair Value Measurements

We utilize valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible. We determine fair value based on assumptions that we believe market participants would use in pricing an asset or liability in the principal or most advantageous market. When considering market participant assumptions in fair value measurements, the following fair value hierarchy distinguishes between observable and unobservable inputs, which are categorized in one of the following levels:

◾	Level 1 Inputs: Unadjusted quoted prices in active markets for identical assets or liabilities accessible to the reporting entity at the measurement date.

◾	Level 2 Inputs: Observable inputs other than quoted prices included in Level 1 inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the asset or liability.

◾	Level 3 Inputs: Unobservable inputs for the asset or liability used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at measurement date.

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

Inventories

Inventories, consisting of finished furniture for sale, raw materials, manufacturing supplies and furniture in process, are stated at the lower of cost, or market value, with cost determined using the last-in, first-out (LIFO) method. Under this method, inventory is valued at cost, which is determined by applying a cumulative index to current year inventory dollars. We believe the use of the LIFO method results in a better matching of costs and revenues. We review inventories on hand and record an allowance for slow-moving and obsolete inventory based on historic experience and expected sales.

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

Operating lease right-of-use (“ROU”) assets and liabilities are recognized on the adoption date based on the present value of lease payments over the remaining lease term. As interest rates are not explicitly stated or implicit in any of our leases, we utilized our collateralized incremental borrowing rate based on our outstanding loans agreement, which bear interest at a rate per annum equal to the then-current Term SOFR plus a margin of 1.85%. Lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option.

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

Intangible Assets and Goodwill

We own both definite-lived (amortizable) assets and indefinite-lived intangible assets. Our amortizable intangible assets are related to the Shenandoah, Sunset West and Home Meridian acquisitions, as well as the rebranding of the Sam Moore product line, and includes customer relationships and trademarks. Our indefinite lived assets include goodwill related to the Shenandoah, Sunset West and BOBO acquisitions, as well as the Bradington-Young, Home Meridian and BOBO tradenames. We may acquire additional amortizable assets and/or indefinite lived intangible assets in the future. Our indefinite-lived intangible assets are not amortized but are tested for impairment annually or more frequently if events or circumstances indicate that the asset might be impaired.

In accordance with ASC 350, Intangibles – Goodwill and Other, our goodwill, trademarks and trade names are tested for impairment annually as of the first day of our fourth quarter or more frequently if events or changes in circumstances indicate that the asset might be impaired. Circumstances that could indicate a potential impairment include, but are not limited to:

◾	a significant adverse change in the economic or business climate either within the furniture industry or the national or global economy;

◾	significant changes in demand for our products;

◾	loss of key personnel; and

◾	the likelihood that a reporting unit or significant portion of a reporting unit will be sold or otherwise subject to disposal.

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

Cash Surrender Value of Life Insurance Policies

We own seventy-one life insurance policies on certain of our current and former executives and other key employees. These policies had a carrying value of $29.2 million at February 2, 2025 and have a face value of approximately $53 million as of that date. Proceeds from the policies are used to fund certain employee benefits and for other general corporate purposes. We account for life insurance as a component of employee benefits cost. Consequently, the cost of the coverage and any resulting gains or losses related to those insurance policies are recorded as a decrease or increase to operating income. Cash payments that increase the cash surrender value of these policies are classified as investing outflows on the Consolidated Statements of Cash Flows, with amounts paid in excess of the increase in cash surrender value included in operating activities. Gains on life insurance policies, which typically occur at the time a policy is redeemed, are included in the reconciliation of net income to net cash used in or provided by operating activities.

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

Cost of Sales

The major components of cost of sales are:

◾	the cost of imported products purchased for resale;

◾	raw materials and supplies used in our domestically manufactured products;

◾	labor and overhead costs associated with our domestically manufactured products;

◾	the cost of our foreign import operations;

◾	charges associated with our inventory reserves;

◾	warehousing and certain shipping and handling costs; and

◾	all other costs required to be classified as cost of sales.

Selling and Administrative Expenses

The major components of our selling and administrative expenses are:

◾	the cost of our marketing and merchandising efforts, including showroom expenses;

◾	sales and design commissions;

◾	the costs of administrative support functions including, executive management, information technology, human resources and finance; and

◾	all other costs required to be classified as selling and administrative expenses.

Advertising

We offer advertising programs to qualified dealers under which we may provide signage, catalogs and other marketing support to our dealers and may reimburse some advertising and other costs incurred by our dealers in connection with promoting our products. The cost of these programs does not exceed the fair value of the benefit received. We charge the cost of point-of-purchase materials (including signage, catalogs, and fabric and leather swatches) to selling and administrative expense as incurred. Advertising costs charged to selling and administrative expense for fiscal years 2025, 2024, and 2023 were $2.6 million, $2.6 million, and $2.0 million, respectively. The costs for other advertising allowance programs are charged against net sales. We also have arrangements with some dealers to reimburse them for a portion of their advertising costs, which provides advertising benefits to us. Costs for these arrangements are expensed as incurred and are netted against net sales in our consolidated statements of operations and comprehensive income.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of: (i) assets and liabilities, including disclosures regarding contingent assets and liabilities at the dates of the financial statements; and (ii) revenue and expenses during the reported periods. Significant items subject to such estimates and assumptions include inventory reserves, useful lives of fixed and intangible assets; allowance for doubtful accounts; deferred tax assets; the valuation of fixed assets and goodwill; our pension and supplemental retirement income plans; and stock-based compensation. These estimates and assumptions are based on our best judgments. We evaluate these estimates and assumptions on an ongoing basis using historic experience and other factors, including the current economic environment, which we believe to be reasonable under the circumstances. We adjust our estimates and assumptions as facts and circumstances dictate. Actual results could differ from our estimates.

Recently Adopted Accounting Standards

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures”. The new guidance requires enhanced reportable segment disclosures to include significant segment expenses. The Company adopted this ASU on January 29, 2024. The adoption did not have an impact on our Consolidated Financial Statements. See “Note 18. Segment Information.”

We reviewed all other newly issued accounting pronouncements and concluded that they are either not applicable to our business or are not expected to have a material effect on our Consolidated Financial Statements as a result of future adoption.

NOTE 2 - FISCAL YEAR

Our fiscal years end on the Sunday closest to January 31. In some years, generally once every six years, the fourth quarter will be fourteen weeks long and the fiscal year will consist of fifty-three weeks. Our quarterly periods are based on thirteen-week “reporting periods,” which end on Sundays. As a result, each quarterly period generally will be thirteen weeks, or 91 days long, except during a 53-week fiscal year which will have 14 weeks in the fourth quarter. The 2025 fiscal year that ended on February 2, 2025 was a 53-week fiscal year.

In the notes to the consolidated financial statements, references to the:

◾	2025 fiscal year and comparable terminology mean the fiscal year that began January 29, 2024 and ended February 2, 2025;

◾	2024 fiscal year and comparable terminology mean the fiscal year that began January 30, 2023 and ended January 28, 2024; and

◾	2023 fiscal year and comparable terminology mean the fiscal year that began January 31, 2022 and ended January 29, 2023.

NOTE 3 – EXIT AND RESTRUCTURING CHARGES

We recorded inventory valuation charges of $622,000, $1.8 million and $28.8 million, respectively, in fiscal 2025, 2024 and 2023 for slow-moving and obsolete inventory. During the fourth quarter of fiscal 2023, we recorded net inventory valuation charges of approximately $24.4 million to write down the value of ACH and PRI inventories and other excess inventories to market, including excess Samuel Lawrence Furniture brand inventories. Management approved a plan to exit the Accentrics Home (ACH) e-commerce brand of the Home Meridian segment along with repositioning the Prime Resources International (PRI) at the end of fiscal 2023. Due to historically high freight costs on these inventories, high handling costs, current demand and industry discounting levels, as well as our current inventory levels, management determined that a viable and profitable market for these products didn’t exist and was unwilling to continue to incur additional lease, warehouse, labor and other costs to store and sell aging inventory below cost. These inventory valuation charges were included as a separate line item below cost of goods sold in the Consolidated Statement of Operations.

NOTE 4 – ACQUISITION

On January 31, 2022, the first day of our 2023 fiscal year, we entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with Sunset HWM, LLC (“Sunset West”) and its three members to acquire substantially all the assets of Sunset West (the “Sunset Acquisition”). Simultaneously, we closed on the transaction by paying $23.9 million in cash and $2 million subject to an escrow arrangement. In the fourth quarter of fiscal 2023, we received $639,000 from the seller for the final working capital adjustments. Under the Asset Purchase Agreement, the Company also assumed specified liabilities of Sunset West.

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
Fair value estimates of assets acquired and liabilities assumed
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

Intangible assets consist of two separately identified assets:

◾	Sunset West customer relationships, which are definite-lived intangible assets with an aggregate fair value of $10.4 million. The customer relationships are amortizable and will be amortized over a period of 10 years; and

◾	The Sunset West trade name, which is a definite-lived intangible asset with fair value of $1.1 million. The trade name is amortizable and will be amortized over a period of 12 years.

◾	The total weighted average amortization period for these assets is 10.2 years.

We incurred Sunset Acquisition-related costs of $414,000 in fiscal 2022 and $69,000 in fiscal 2023. These expenses were recorded as a component of “selling and administrative expenses” in our fiscal 2022 and fiscal 2023 consolidated statements of operations. Sunset West’s results are included in the Domestic Upholstery segment’s results beginning with the fiscal 2023 first quarter.

NOTE 5 – DOUBTFUL ACCOUNTS AND CUSTOMER ALLOWANCES

The activity in the allowance for doubtful accounts was:

	53 Weeks Ended	52 Weeks Ended	52 Weeks Ended
	February 2,	January 28,	January 29,
	2025	2024	2023
Balance at beginning of year	$1,817	$1,769	$2,016
Non-cash charges to cost and expenses	3,822	(157)	109
Increase / (decrease) in allowance, net of recoveries	(512)	205	(356)
Balance at end of year	$5,127	$1,817	$1,769

The activity in customer allowances was:

	53 Weeks Ended	52 Weeks Ended	52 Weeks Ended
	February 2,	January 28,	January 29,
	2025	2024	2023
Balance at beginning of year	$1,800	$3,702	$7,284
Charges to cost and expenses	7,602	8,376	11,983
Less allowances applied	(8,097)	(10,541)	(15,364)
Increase / (decrease) in allowance, net of recoveries	(286)	263	(201)
Balance at end of year	$1,019	$1,800	$3,702

NOTE 6 – ACCOUNTS RECEIVABLE

	February 2,	January 28,
	2025	2024
Gross accounts receivable	$64,344	$54,897
Customer allowances	(1,019)	(1,800)
Allowance for doubtful accounts	(5,127)	(1,817)
Trade accounts receivable	$58,198	$51,280

NOTE 7 – INVENTORIES

	February 2,	January 28,
	2025	2024
Finished furniture	$82,635	$75,354
Furniture in process	1,524	1,702
Materials and supplies	11,229	10,538
Inventories at FIFO	95,388	87,594
Reduction to LIFO basis	(24,633)	(25,779)
Inventories	$70,755	$61,815

At February 2, 2025 and January 28, 2024, we had $253,000 and $198,000, respectively, in consigned inventories, which are included in the “Finished furniture” line in the table above.

At February 2, 2025 and January 28, 2024, we held $7.2 million and $4.1 million, respectively, in inventory in Vietnam.

NOTE 8 – PROPERTY, PLANT AND EQUIPMENT

	Depreciable Lives	February 2,	January 28,
	(In years)	2025	2024

Buildings and land improvements	15 - 30	$34,439	$33,785
Computer software and hardware	3 - 10	8,581	8,994
Machinery and equipment	10	12,165	11,708
Leasehold improvements	Term of lease	13,233	12,436
Furniture and fixtures	3 - 8	7,487	7,256
Other	5	701	698
Total depreciable property at cost		76,606	74,877
Less accumulated depreciation		(51,443)	(47,700)
Total depreciable property, net		25,163	27,177
Land		1,077	1,077
Construction-in-progress		1,955	888
Property, plant and equipment, net		$28,195	$29,142

Depreciation expenses for fiscal 2025, 2024, and 2023 were $4.4 million, $4.9 million, and $5.3 million, respectively.

Capitalized Software Costs

Certain costs incurred in connection with developing or obtaining computer software for internal use are capitalized. These costs are amortized over periods of ten years or less. Capitalized software is reported as a component of computer software and hardware above and on the property, plant, and equipment line of our consolidated balance sheets. The activity in capitalized software costs was:

	53 Weeks Ended	52 Weeks Ended	52 Weeks Ended
	February 2,	January 28,	January 29,
	2025	2024	2023
Balance beginning of year	$92	$1,348	$2,223
Additions	7	33	-
Amortization expense	(51)	(400)	(875)
Disposals	-	(889)	-
Balance end of year	$48	$92	$1,348

NOTE 9 – CLOUD COMPUTING HOSTING ARRANGEMENT

We are implementing a common Enterprise Resource Planning (ERP) system across all divisions. The ERP system went live at Sunset West in December 2022 and in the legacy Hooker divisions and for consolidated reporting in early September 2023. Due to our cost reduction initiatives, we have temporarily paused the ERP project in the Home Meridian segment beginning in the third quarter of fiscal 2025. Based on the provisions of ASU 2018-15, Intangibles — Goodwill and Other — Internal-Use Software, we capitalize implementation costs associated with hosting arrangements that are service contracts. These costs are recorded in “other noncurrent assets” of our consolidated balance sheets. We amortize on a straight-line basis over 10-years term as the system went live at Sunset West and the legacy Hooker divisions. The amortization expenses are recorded as a component of selling and administrative expenses in our consolidated statements of operations.

Implementation costs of $3.0 million and interest expense of $239,000 were capitalized in fiscal 2025. Implementation costs of $5.1 million and interest expense of $273,000 were capitalized in fiscal 2024. Implementation costs of $5.4 million and interest expense of $84,000 were capitalized in fiscal 2023. Amortization expenses of $1.2 million, $410,000 and $12,000 were recorded in fiscal 2025, 2024 and 2023, respectively. The capitalized implementation costs at February 2, 2025 and January 28, 2024 were as follows

	February 2, 2025		January 28, 2024
	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization
Implementation Costs	$16,782	$(1,561)	$13,736	$(414)
Interest Expenses	596	(27)	357	(8)

NOTE 10 – INTANGIBLE ASSETS AND GOODWILL

Our goodwill, some trademarks and trade names have indefinite useful lives and, consequently, are not subject to amortization for financial reporting purposes but are tested for impairment annually or more frequently if events or circumstances indicate that the asset might be impaired.

Our non-amortizable intangible assets consist of:

◼	Goodwill related to the Shenandoah (acquired 2017), Sunset West (acquired 2022) and BOBO (acquired 2023) acquisitions; and

◼	Trademarks and tradenames related to the acquisitions of Bradington-Young (acquired 2002), Home Meridian (acquired 2016), and BOBO Intriguing Objects (acquired 2023).

We review goodwill and other intangible assets annually for impairment or more frequently if events or circumstances indicate that it might be impaired.

In accordance with ASC 350, Intangibles—Goodwill and Other, we perform our annual goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. Management judgment is a significant factor in the goodwill impairment evaluation process. The computations require management to make estimates and assumptions, the most critical of which are potential future cash flows and the appropriate discount rate. Based on our internal analyses, at February 2, 2025, we concluded Shenandoah, Sunset West and BOBO goodwill is not impaired.

In conjunction with our evaluation of the cash flows generated by the Home Meridian, Bradington-Young and BOBO reporting units, we evaluated the carrying value of trademarks and trade names using the income approach, specifically the relief from royalty method, which values the trademarks and trade names by estimating the savings achieved by ownership of the trademarks and trade name when compared to licensing the trademarks and trade names from an independent owner. The inputs used in the trademarks and trade names analyses are considered Level 3 fair value measurements. During fiscal 2025, we reviewed triggering events under ASU 2021-03, Intangibles – Goodwill and Other (Topic 350). Due to the decline in revenue driven by the downturn in the furniture industry, changes in management’s strategy, and the bankruptcy of a key customer, we identified triggering events that necessitated a valuation of the indefinite-lived trade names and trademarks in the Home Meridian segment. Consequently, we performed a valuation using the income approach method. This methodology involved cash flow projections and growth rates for each trade name over the next five years, provided by management, along with a royalty rate benchmark for companies engaged in similar activities. Based on this analysis, we recorded non-cash impairment charges of $2.8 million for certain indefinite-lived trade names within the Home Meridian segment. At February 2,2025, we concluded the Bradington Young, the remaining Home Meridian and BOBO non-amortizable trade names are not impaired.

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

Details of our intangible assets were as follows:

	February 2, 2025		January 28, 2024
	Gross carrying amount	Accumulated Amortization	Gross carrying amount	Accumulated Amortization
Intangible assets with indefinite lives:
Goodwill
Domestic Upholstery - Shenandoah *	490	-	490	-
Domestic Upholstery - Sunset West	14,462	-	14,462	-
All Other - BOBO Intriguing Objects	84	-	84	-
Goodwill	15,036	-	15,036	-

Trademarks and Trade names *	5,180	-	8,011	-

Intangible assets with definite lives:
Customer Relations	38,001	(22,349)	38,001	(18,982)
Trademarks and Trade names	2,334	(1,062)	2,334	(741)

Intangible assets, net	45,515	(23,411)	48,346	(19,723)

*: The amounts are net of impairment charges of $16.4 million related to Shenandoah goodwill and $7.6 million related to certain Home Meridian segment trade names, of which $4.8 million were recorded in fiscal 2021 and $2.8 million were recorded in fiscal 2025.

The estimated amortization expense associated with our amortizable intangible assets is expected to be as follows:

Fiscal Year	Amount
2026	3,528
2027	3,487
2028	2,178
2029	2,178
2030	2,178
2031 and thereafter	3,375
$16,924

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

As of February 2, 2025 and January 28, 2024, Company-owned life insurance was measured at fair value on a recurring basis based on Level 2 inputs. The fair value of the Company-owned life insurance is determined by inputs that are readily available in public markets or can be derived from information available in publicly quoted markets. Additionally, the fair value of the Company-owned life insurance is marked to market each reporting period and any change in fair value is reflected in income for that period.

Our assets measured at fair value on a recurring basis at February 2, 2025 and January 28, 2024 were as follows:

	Fair value at February 2, 2025				Fair value at January 28, 2024
Description	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets measured at fair value
Company-owned life insurance	$-	$29,238	$-	$29,238	$-	$28,528	$-	$28,528

NOTE 12 – LEASES

In fiscal 2020, we adopted Accounting Standards Codification Topic 842 Leases. See “Leases” under Note 1 for a discussion of our accounting policies and elections under Topic 842. We have a sub-lease at one of our warehouses and we recognized sub-lease income of $125,000, $146,000 and $445,000 in fiscal 2025, 2024, and 2023, respectively.

The components of lease cost and supplemental cash flow information for leases in fiscal 2025, 2024, and 2023 were:

	53 Weeks Ended	52 Weeks Ended	52 Weeks Ended
	February 2, 2025	January 28, 2024	January 29, 2023
Operating lease cost	$10,190	$10,912	$9,908
Variable lease cost	354	248	234
Short-term lease cost	325	399	327
Total operating lease cost	$10,869	$11,559	$10,469

Operating cash outflows	$10,434	$10,537	$10,527

The right-of-use assets and lease liabilities recorded on our Consolidated Balance Sheets as of February 2, 2025 and January 28, 2024 were:

	February 2, 2025	January 28, 2024
Real estate	$44,640	$49,968
Property and equipment	935	833
Total operating leases right-of-use assets	$45,575	$50,801

Current portion of operating lease liabilities	$7,502	$6,964
Long term operating lease liabilities	41,073	46,414
Total operating lease liabilities	$48,575	$53,378

The weighted-average discount rate is 5.46%. The weighted-average remaining lease term is 6.2 years.

The following table reconciles the undiscounted future lease payments for operating leases to the operating lease liabilities recorded in the consolidated balance sheet at February 2, 2025.

Fiscal Year	Undiscounted Future Operating Lease Payments
2026	$9,957
2027	10,089
2028	8,423
2029	7,723
2030	7,336
2031 and thereafter	14,480
Total lease payments	$58,008
Less: impact of discounting	(9,433)
Present value of lease payments	$48,575

In March 2025, the Company announced the decision to exit the Savannah, Georgia distribution center. See Note 22 “Subsequent Events” for additional information. The termination of the Georgia warehouse lease will reduce lease right-of-use assets and liabilities by approximately $11 million and decrease lease payments by $10 million over the next five years, totaling a $14.5 million reduction over the remaining lease term.

NOTE 13 – LONG-TERM DEBT

On December 5, 2024, the Company and its wholly owned subsidiaries, Bradington-Young, LLC, Sam Moore Furniture LLC and Home Meridian Group, LLC (together with the Company, the “Borrowers”), entered into an Amended and Restated Loan and Security Agreement (the “Amended and Restated Loan Agreement”) with Bank of America, N.A. (“BofA”), as lender. The Amended and Restated Loan Agreement amends, restates and replaces the Second Amended and Restated Loan Agreement, dated as of September 29, 2017, between the Borrowers and BofA, as amended (the “Existing Loan Agreement”). The outstanding principal amount of loans and letters of credit issued under the Existing Loan Agreement and used to collateralize certain insurance arrangements and for imported product purchases will remain outstanding as loans and letters of credit under the Amended and Restated Loan Agreement.

The Amended and Restated Loan Agreement provides for a revolving credit facility in a committed principal amount of up to $70,000,000 (the “Revolving Commitment”), including subline of $8,000,000 for letters of credit, and an option to increase the Revolving Commitment by up to $30,000,000 upon meeting certain conditions, including agreement by BofA to increase the Revolving Commitment by such amount. Proceeds of loans and letters of credit under the Amended and Restated Loan Agreement are available for general working capital and other corporate purposes of the Borrower.

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

We incurred $480,000 in debt issuance costs in connection with our term loans. As of February 2, 2025, unamortized loan costs of $464,000 were netted against the carrying value of our term loans on our consolidated balance sheets.

As of February 2, 2025, we had $22.1 million principal amount of outstanding loans and $6.7 million face amount of letters of credit. We had $41.2 million of Availability based on the current Borrowing Base. There were no additional borrowings outstanding under the Amended and Restated Loan Agreement as of February 2, 2025.

NOTE 14 – EMPLOYEE BENEFIT PLANS

Employee Savings Plans

We sponsor a tax-qualified 401(k) retirement plan covering substantially all employees. This plan assists employees in meeting their savings and retirement planning goals through employee salary deferrals and discretionary employer matching contributions. Our contributions to the plan amounted to $1.8 million in fiscal 2025 and 2024, and $1.5 million in fiscal 2023.

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

Summarized SRIP and SERP information as of each fiscal year-end (the measurement date) is as follows:

	SRIP (Supplemental Retirement Income Plan)
	February 2,	January 28,
	2025	2024
Change in benefit obligation:
Beginning projected benefit obligation	$7,371	$7,976
Service cost	58	58
Interest cost	348	364
Benefits paid	(877)	(877)
Actuarial (gain)/ loss	(64)	(150)
Ending projected benefit obligation (funded status)	$6,836	$7,371

Accumulated benefit obligation	$6,677	$7,209

Discount rate used to value the ending benefit obligations:	5.30%	5.05%

Amount recognized in the consolidated balance sheets:
Current liabilities (Accrued salaries, wages and benefits line)	$962	$961
Non-current liabilities (Deferred compensation line)	5,874	6,410
Total	$6,836	$7,371

	53 Weeks Ended	52 Weeks Ended	52 Weeks Ended
	February 2,	January 28,	January 29,
	2025	2024	2023
Net periodic benefit cost
Service cost	$58	$58	$126
Interest cost	348	364	243
Net (gain)/loss	(236)	(279)	83
Net periodic benefit cost	$170	$143	$452

Other changes recognized in accumulated other comprehensive income
Net (gain) / loss arising during period	(64)	(150)	(1,004)
Amortizations:
Gain (loss)	236	279	(83)
Total recognized in other comprehensive income	172	129	(1,087)

Total recognized in net periodic benefit cost and accumulated other comprehensive income	$342	$272	$(635)

Assumptions used to determine net periodic benefit cost:
Discount rate	5.05%	4.85%	2.70%
Increase in future compensation levels	4.00%	4.00%	4.00%

Estimated Future Benefit Payments:
Fiscal 2026	$962
Fiscal 2027	789
Fiscal 2028	816
Fiscal 2029	832
Fiscal 2030	832
Fiscal 2031 through fiscal 2035	3,396

For the SRIP, the discount rate used to determine the fiscal 2025 net periodic cost was 5.05%, based on the Mercer yield curve and the plan’s expected benefit payments. At February 2, 2025, combining the Mercer yield curve and the plan’s expected benefit payments resulted in a rate of 5.30%. This rate was used to value the ending benefit obligations.

At February 2, 2025, the actuarial gain related to the SRIP amounted to $64,000, net of tax of $15,000. At January 28, 2024, the actuarial gain related to the SRIP amounted to $150,000, net of tax of $41,000. At January 29, 2023, the actuarial gain related to the SRIP amounted to $1 million, net of tax of $288,000. The estimated actuarial gain that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the 2026 fiscal year is $178,845. There is no expected prior service (cost) or credit amortization.

	SERP (Supplemental Executive Retirement Plan)
	February 2,	January 28,
	2025	2024
Change in benefit obligation:
Beginning projected benefit obligation	$1,224	$1,295
Service cost	-	-
Interest cost	56	57
Benefits paid	(171)	(157)
Actuarial (gain)/loss	28	29
Ending projected benefit obligation (funded status)	$1,137	$1,224

Accumulated benefit obligation	$1,137	$1,224

Discount rate used to value the ending benefit obligations:	5.40%	4.90%

Amount recognized in the consolidated balance sheets:
Current liabilities (Accrued salaries, wages and benefits line)	$155	$155
Non-current liabilities (Deferred compensation line)	982	1,069
Total	$1,137	$1,224

	53 Weeks Ended	52 Weeks Ended	52 Weeks Ended
	February 2,	January 28,	January 29,
	2025	2024	2023
Net periodic benefit cost
Service cost	$-	$-	$-
Interest cost	56	57	41
Net gain	(12)	(15)	(2)
Net periodic benefit cost	$44	$42	$39

Other changes recognized in accumulated other comprehensive income
Net (gain)/loss arising during period	28	29	(119)
Amortizations:
Gain (Loss)	12	15	2
Total recognized in other comprehensive income	40	44	(117)

Total recognized in net periodic benefit cost and accumulated other comprehensive income	$84	$86	$(78)

Assumptions used to determine net periodic benefit cost:
Discount rate	4.90%	4.70%	2.80%
Increase in future compensation levels	N/A	N/A	N/A

Estimated Future Benefit Payments:
Fiscal 2026	$155
Fiscal 2027	148
Fiscal 2028	140
Fiscal 2029	132
Fiscal 2030	123
Fiscal 2031 through fiscal 2035	476

For the SERP, the discount rate assumption used to measure the projected benefit obligations is set by reference to a certain hypothetical AA-rated corporate bond spot-rate yield curve constructed by our actuary, Aon (“Aon”) and the plan’s projected cash flows, rounded to the nearest 10 bps. At February 2, 2025, combining the Aon AA Above Median yield curve and the plan’s expected benefit payments created a rate of 5.40%. This rate was used to value the ending benefit obligations. At January 28, 2024, combining the Aon AA Above Median yield curve and the plan’s expected benefit payments created a rate of 4.90%. This rate was used to determine the fiscal 2025 net periodic cost.

At February 2, 2025 and January 28, 2024, the actuarial loss related to the SERP was $28,000 and $29,000, respectively.

NOTE 15 – SHARE-BASED COMPENSATION

Our Stock Incentive Plan permits incentive awards of restricted stock, restricted stock units, stock appreciation rights and performance grants to key employees. The Stock Incentive Plan also provides for annual restricted stock awards to non-employee directors. We have issued restricted stock awards to our non-employee directors since January 2006 and certain other management employees since 2014. The Company’s 2024 Amendment and Restatement of the Hooker Furnishings Corporation Stock Incentive Plan (the “2024 Plan”) was approved by shareholders on June 4, 2024 at the annual shareholders meeting. The 2024 plan preserves key elements and historical award practices, while reserving 900,000 new shares of the Company’s common stock.

We account for restricted stock awards as “non-vested equity shares” until the awards vest or are forfeited. Restricted stock awards to non-employee directors and certain other management employees vest if the director/employee remains on the board/employed generally over 1 to 3 years. Annual restricted stock awards for non-employee directors do not vest unless the director remains in service to the next annual meeting following annual shareholder meeting. The fair value of each share of restricted stock is the market price of our common shares on the grant date.

We have awarded time-based restricted stock units to certain senior executives since 2011. Each restricted stock unit, or “RSU”, entitles the executive to receive one share of the Company’s common stock if he or she remains continuously employed with the Company through the end of a three-year service period. Under the 2024 Plan, each RSU grant vests one-third annually on the anniversary date, provided the executive officer remains continuously employed with the Company through each vesting date. The RSUs may be paid in shares of the Company’s common stock, cash or both, at the discretion of the Compensation Committee. The RSUs are accounted for as “non-vested stock grants.” Similar to the restricted stock grants issued to our non-employee directors, RSU compensation expense is recognized ratably over the applicable service period. However, unlike restricted stock grants, no shares are issued, or other payment made, until the end of the applicable vesting date (commonly referred to as “cliff vesting”). Historically, grantees are not entitled to receive dividends on their RSUs during that time. The fair value of each RSU is the market price of a share of our common stock on the grant date, reduced by the present value of the dividends expected to be paid on a share of our common stock during the applicable service period, discounted at the appropriate risk-free rate. Under the 2024 Plan, dividends declared on unvested RSU awards accumulate in cash and are paid out only upon vesting of the underlying shares.

We have issued Performance-based Restricted Stock Units (“PSUs”) to our named executive officers since fiscal 2019. Each PSU entitles the executive officer to receive one share of our common stock based on the achievement of two specified performance conditions if the executive officer remains continuously employed through the end of the three-year performance period. Historically, one target is based on our annual average growth in our EPS over the performance period and the other target is based on EPS growth over the performance period compared to our peers. For the PSU issued under the 2024 Plan, one target is the Company’s absolute EPS compound annual growth rate and the other target is the relative Total Shareholder Return as measured against the Company’s compensation peer group. The payout or settlement of the PSUs will be made in shares of our common stock. Dividends declared on unvested PSU awards accumulate in cash and are paid out only upon vesting of the underlying shares.

Share-based compensation expense related to restricted stock, RSU and PSU is included in the selling and administrative expenses on the consolidated statements of operations. The following tables summarize stock awards activity, including the number and weighted-average grant-date fair value, compensation expense recognized, unrecognized compensation expenses, and weighted-average vesting periods of the unvested shares for each grant as of February 2, 2025 (values are in thousands; number of shares and per-share amounts are in whole numbers):

	Time-based Restricted Stock		Time-Based RSU		Performance-Based PSU
	Number of Shares	Weighted-Average Grant Date Fair Value per share	Number of Shares	Weighted-Average Grant Date Fair Value per share	Number of Shares	Weighted-Average Grant Date Fair Value per share
Awards outstanding at January 30, 2022	59,500	$28.16	22,819	$24.62	55,022	$20.89
Granted	112,031	18.55	19,157	15.86	46,725	18.26
Vested	(23,776)	34.28	(4,211)	28.05	-	-
Forfeited	(15,451)	24.70	-	-	(38,543)	13.92
Awards outstanding at January 29, 2023	132,304	19.33	37,765	19.79	63,204	23.20
Granted	101,685	18.43	18,676	16.19	45,552	18.73
Vested	(46,244)	15.71	(9,052)	12.01	-	-
Forfeited	(5,960)	21.36	-	-	(16,479)	37.20
Awards outstanding at January 28, 2024	181,785	19.68	47,389	19.86	92,277	18.49
Granted	68,413	18.30	39,644	21.77	39,644	17.15
Vested	(61,182)	21.69	(21,987)	25.16	-	-
Assumed	-	-	-	-	(8,313)
Forfeited	(37,599)	19.42	(9,322)	20.47	(64,633)	18.19
Awards outstanding at February 2, 2025	151,417	$18.30	55,724	$19.05	58,975	$17.94

	53 weeks ended February 2, 2025	52 weeks ended January 28, 2024	52 weeks ended January 29, 2023
Time-based Restricted Stock
Grant date fair value of awards vested	$1,327	$727	$815
Stock based compensation expense	1,121	1,398	1,015

Time-based RSU
Grant date fair value of awards vested	553	109	118
Stock based compensation expense	472	304	251

Performance-based PSU
Grant date fair value of awards vested	-	-	-
Stock based compensation expense	$(239)	$160	$70

As of	February 2, 2025	January 28, 2024	January 29, 2023
Time-based Restricted Stock
Unrecognized compensation cost	$1,106	$1,705	$1,356
Weighted-average remaining period	1.6	1.7	1.8

Time-based RSU
Unrecognized compensation cost	$556	$355	$356
Weighted-average remaining period	2.0	1.7	1.8

Performance-based PSU
Unrecognized compensation cost	$394	$853	$773
Weighted-average remaining period	1.5	1.7	1.7

NOTE 16 – EARNINGS PER SHARE

We refer you to the Earnings Per Share disclosure in Note 2-Summary of Significant Accounting Policies, above, for more detailed information concerning the calculation of earnings per share.

All stock awards are designed to encourage retention and to provide an incentive for increasing shareholder value. We have issued restricted stock awards to non-employee members of the board of directors since 2006 and to certain non-executive employees since 2014. We have issued RSUs to certain senior executives since fiscal 2012 under the Company’s Stock Incentive Plan. Each RSU entitles an executive to receive one share of the Company’s common stock if the executive remains continuously employed with the Company through the end of a three-year service period. The RSUs may be paid in shares of our common stock, cash or both at the discretion of the Compensation Committee of our board of directors. We have issued PSUs to certain senior executives since fiscal 2019 under the Company’s Stock Incentive Plan. Each PSU entitles the executive officer to receive one share of our common stock based on the achievement of two specified performance conditions if the executive officer remains continuously employed through the end of the three-year performance period. One target is based on our annual average growth in our EPS over the performance period and the other target is based on EPS growth over the performance period compared to our peers. For the PSUs issued under the Company’s 2024 Plan in fiscal 2025, one target is the Company’s annual EPS growth over the performance period and the other target is the Company’s total shareholder return during the performance period compared to the Company’s peer group. The payout or settlement of the PSUs will be made in shares of our common stock.

We expect to continue to grant these types of awards annually in the future. The following table sets forth the number of outstanding restricted stock awards and RSUs and PSUs, net of forfeitures and vested shares, as of the fiscal period-end dates indicated:

	February 2,	January 28,	January 29,
	2025	2024	2023

Restricted shares	151,417	181,785	132,304
RSUs and PSUs	114,700	139,666	100,969
	266,117	321,451	233,273

All restricted shares, RSUs and PSUs awarded that have not yet vested are considered when computing diluted earnings per share.

During fiscal 2024, we purchased and retired 620,634 shares of our common stock (at an average price of $18.79 per share) under the $20 million share repurchase authorization approved by our board of directors in fiscal 2023 and the additional $5 million share repurchase authorization approved by our board of directors in the second quarter of fiscal 2024. These repurchases reduced our total outstanding shares and, consequently, reduced the weighted outstanding shares used in our calculation of earnings per share for fiscal 2024 shown below. The share repurchase program was completed during the fiscal 2024 third quarter.

The following table sets forth the computation of basic and diluted earnings per share:

	53 Weeks Ended	52 Weeks Ended	52 Weeks Ended
	February 2,	January 28,	January 29,
	2025	2024	2023

Net (loss) / income	$(12,507)	$9,865	$(4,312)
Less: Dividends on unvested restricted shares	159	153	103
Net earnings allocated to unvested restricted stock	-	156	-
Earnings available for common shareholders	$(12,666)	$9,556	$(4,415)

Weighted average shares outstanding for basic earnings per share	10,525	10,684	11,593
Dilutive effect of unvested restricted stock awards	*	154	*
Weighted average shares outstanding for diluted earnings per share	10,525	10,838	11,593

Basic (loss) / earnings per share	$(1.19)	$0.91	$(0.37)

Diluted (loss) / earnings per share	$(1.19)	$0.91	$(0.37)

*	Due to net loss in fiscal 2025 and 2023, approximately 186,000 and 117,000 shares, respectively, would have been antidilutive and are therefore excluded from the calculation of earnings per share.

NOTE 17 – INCOME TAXES

Our provision for income taxes was as follows for the periods indicated:

	53 Weeks Ended	52 Weeks Ended	52 Weeks Ended
	February 2,	January 28,	January 29,
	2025	2024	2023
Current expense
Federal	$-	$6	$1,024
Foreign	41	47	75
State	42	-	223
Total current expense	83	53	1,322

Deferred taxes
Federal	(3,538)	2,227	(2,617)
State	(464)	293	(542)
Total deferred taxes	(4,002)	2,520	(3,159)
Income tax (benefit)/expense	$(3,919)	$2,573	$(1,837)

Total tax benefit for fiscal 2025 was $4.0 million, of which $3.9 million benefit was allocated to continuing operations and $ 51,000 tax benefit was allocated to other comprehensive income. Total tax expense for fiscal 2024 was $2.6 million, of which $2.6 million expense was allocated to continuing operations and $41,000 tax benefit was allocated to other comprehensive income. Total tax benefit for fiscal 2023 was $1.5 million, of which $1.8 million benefit was allocated to continuing operations and $288,000 tax expense was allocated to other comprehensive income.

The effective income tax rate differed from the federal statutory tax rate as follows for the periods indicated:

	53 Weeks Ended	52 Weeks Ended	52 Weeks Ended
	February 2,	January 28,	January 29,
	2025	2024	2023

Income taxes at statutory rate	21.0%	21.0%	21.0%
Increase (decrease) in tax rate resulting from:
State taxes, net of federal benefit	2.0	1.9	4.1
Officer’s life insurance	1.6	-1.7	4.0
Change in valuation allowance	0.0	0.1	-0.2
Other	-0.7	-0.6	1.0
Effective income tax rate	23.9%	20.7%	29.9%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities for the period indicated were:

	February 2,	January 28,
	2025	2024
Assets
Intangible assets	$5,174	$5,590
Deferred compensation	1,956	2,494
Allowance for bad debts	1,410	816
Employee benefits	924	1,008
Loss and credit carryover	11,687	6,655
Accrued liabilities	262	238
Deferred rent	819	716
Total deferred tax assets	22,232	17,517
Valuation allowance	(229)	(107)
	22,003	17,410
Liabilities
Property, plant and equipment	1,235	1,710
Inventories	4,175	3,319
Other	536	376
Total deferred tax liabilities	5,946	5,405
Net deferred tax assets	$16,057	$12,005

At February 2, 2025 and January 28, 2024, our net deferred tax assets were $16.1 million and $12.0 million, respectively. The increase in the valuation allowance of $122,000 was due to additional foreign tax credit carryforward and a portion of state loss carryforwards. We expect to fully realize the benefit of the deferred tax assets, with the exception of a portion of the foreign tax credit carryforward, in future periods when the amounts become deductible.

We have federal and state net operating loss carryforwards of $41.8 million and $28.6 million, respectively, which have various expiration dates beginning in fiscal 2039 through fiscal 2045, with some having an indefinite carryforward period. We have foreign tax credit carryforwards of $188,000 which expire beginning in fiscal 2029 through fiscal 2034. We also have charitable contribution carry forwards of $4.5 million, which expire in fiscal 2028 and fiscal 2030.

Current accounting standards prescribe a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The guidance also addresses de-recognition, classification, interest and penalties, accounting in interim periods and disclosure. We do not have unrecognized tax benefits as of February 2, 2025.

Tax years ending January 30, 2022 through February 2, 2025 remain subject to examination by federal and state taxing authorities.

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

We define our segments as those operations our chief operating decision maker (“CODM”) regularly reviews to analyze performance and allocate resources. We measure the results of our segments using, among other measures, each segment’s net sales, gross profit, key operating expenses and operating income, as determined by the information regularly reviewed by the CODM. The Company’s CODM is the Chief Executive Officer.

For financial reporting purposes, we are organized into three reportable segments and “All Other”, which includes the remainder of our businesses:

■	Hooker Branded, consisting of the operations of our imported Hooker Casegoods and Hooker Upholstery businesses;

■	Home Meridian, a business acquired at the beginning of fiscal 2017, is a stand-alone, mostly autonomous business that serves a different type or class of customer than do our other operating segments and at much lower margins;

■	Domestic Upholstery, which includes the domestic upholstery manufacturing operations of Bradington-Young, HF Custom (formerly Sam Moore), Shenandoah Furniture and Sunset West; and

■	All Other, consisting of H Contract and BOBO. None of these operating segments were individually reportable; therefore, we combined them in “All Other” in accordance with ASC 280.

The following table presents segment information for the periods, and as of the dates indicated. Prior-year information has been recast to reflect the changes in segments discussed above.

	53 Weeks Ended		52 Weeks Ended		52 Weeks Ended
	February 2, 2025		January 28, 2024		January 29, 2023
		% Net		% Net		% Net
Net Sales		Sales		Sales		Sales
Hooker Branded	$146,470	36.9%	$156,590	36.1%	$205,935	35.3%
Home Meridian	130,816	32.9%	143,538	33.1%	216,338	37.1%
Domestic Upholstery	114,216	28.7%	126,827	29.3%	156,717	26.9%
All Other	5,963	1.5%	6,271	1.4%	4,112	0.7%
Consolidated	$397,465	100%	$433,226	100%	$583,102	100%

Gross Profit/(Loss)
Hooker Branded	$45,187	30.9%	$58,387	37.3%	$60,871	29.6%
Home Meridian	25,386	19.4%	24,367	17.0%	(2,620)	-1.2%
Domestic Upholstery	18,289	16.0%	24,048	19.0%	32,633	20.8%
All Other	(214)	-3.6%	1,890	30.1%	2,410	58.6%
Consolidated	$88,648	22.3%	$108,692	25.1%	$93,294	16.0%

Selling and Administrative Expenses
Hooker Branded	$46,149	31.5%	$40,829	26.1%	$38,840	18.9%
Home Meridian	29,593	22.6%	28,575	19.9%	33,215	15.4%
Domestic Upholstery	21,287	18.6%	20,582	16.2%	21,584	13.8%
All Other	3,186	53.4%	2,692	42.9%	2,176	52.9%
Consolidated	$100,215	25.2%	$92,678	21.4%	$95,815	16.4%

Trade name impairment
Home Meridian	$2,831	2.2%	$-	0.0%	$13	0.0%
Consolidated	$2,831	0.7%	$-	0.0%	$13	0.0%

Intangible assets amortization
Home Meridian	$1,311	1.0%	$1,322	0.9%	$1,334	0.6%
Domestic Upholstery	2,376	2.1%	2,334	1.8%	2,178	1.4%
Consolidated	$3,687	0.9%	$3,656	0.8%	$3,512	0.6%

Operating (Loss) / Income
Hooker Branded	$(962)	-0.7%	$17,560	11.2%	$22,030	10.7%
Home Meridian	(8,349)	-6.4%	(5,530)	-3.9%	(37,181)	-17.2%
Domestic Upholstery	(5,374)	-4.7%	1,131	0.9%	8,871	5.7%
All Other	(3,400)	-57.0%	(803)	-12.8%	234	5.7%
Consolidated	$(18,085)	-4.6%	$12,358	2.9%	$(6,046)	-1.0%

Other Income, net
Hooker Branded	$1,292	0.9%	$872	0.6%	$(131)	-0.1%
Home Meridian	170	0.1%	765	0.5%	387	0.2%
Domestic Upholstery	770	0.7%	2	0.0%	160	0.1%
All Other	701	11.8%	14	0.2%	-	0.0%
Consolidated	$2,933	0.7%	$1,653	0.4%	$416	0.1%

Interest expense - Corporate	$1,274	0.3%	$1,573	0.4%	$519	0.1%

Income taxes - Corporate	$(3,919)	-1.0%	$2,573	0.6%	$(1,837)	-0.3%

Net (loss) / income - Corporate	$(12,507)	-3.1%	$9,865	2.3%	$(4,312)	-0.7%

Restructuring costs
Hooker Branded	$1,406	1.0%	$-	0.0%	$-	0.0%
Home Meridian	851	0.7%	$-	0.0%	$-	0.0%
Domestic Upholstery	639	0.6%	$-	0.0%	$-	0.0%
All Other	2,011	33.7%	$-	0.0%	$-	0.0%
Consolidated	$4,907	1.2%	$-	0.0%	$-	0.0%

Bad debt related to major customer bankruptcy
Home Meridian	3,084	2.4%	$-	0.0%	$-	0.0%
Consolidated	$3,084	0.8%	$-	0.0%	$-	0.0%

Capital Expenditures
Hooker Branded	$1,438		$4,185		$1,813
Home Meridian	280		1,679		1,280
Domestic Upholstery	1,514		860		1,106
All Other	11		91		-
Consolidated	$3,243		$6,815		$4,199

Depreciation & Amortization
Hooker Branded	$2,254		$2,268		$2,092
Home Meridian	2,590		2,689		2,886
Domestic Upholstery	4,278		3,972		3,827
All Other	107		27		11
Consolidated	$9,229		$8,956		$8,816

	As of February 2,		As of January 28,
	2025	%Total	2024	%Total
Assets		Assets		Assets
Hooker Branded	$153,373	55.4%	$168,832	56.3%
Home Meridian	62,338	22.5%	58,799	19.6%
Domestic Upholstery	58,746	21.2%	67,230	22.4%
All Other	2,344	0.8%	5,067	1.7%
Consolidated Assets	$276,801	100%	$299,928	100%
Consolidated Goodwill and Intangibles	37,141		43,658
Total Consolidated Assets	$313,942		$343,586

Sales by product type are as follows:

	Net Sales (in thousands)
	Fiscal
	2025		2024		2023
Casegoods	$239,669	60%	$248,627	57%	$328,849	56%
Upholstery	157,796	40%	184,599	43%	254,253	44%
	$397,465	100%	$433,226	100%	$583,102	100%

No significant long-lived assets were held outside the United States at either February 2, 2025 or January 28, 2024. International customers accounted for less than 2% of consolidated invoiced sales in fiscal 2025, 2024, and 2023. We define international sales as sales outside of the United States and Canada.

NOTE 19 – COMMITMENTS, CONTINGENCIES AND OFF-BALANCE SHEET ARRANGEMENTS

Commitments and Off-Balance Sheet Arrangements

We had letters of credit outstanding totaling $6.7 million on February 2, 2025. We utilize letters of credit to collateralize certain imported inventory purchases and certain insurance arrangements.

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

NOTE 20 – CONCENTRATIONS OF RISK

Imported Products Sourcing

We source imported products through multiple vendors, located in six countries. Because of the large number and diverse nature of the foreign factories from which we can source our imported products, we have some flexibility in the placement of products in any particular factory or country.

Factories located in Vietnam are a critical resource for Hooker Furnishings. In fiscal 2025, imported products sourced from Vietnam accounted for 76% of our import purchases and our top five suppliers accounted for 63% of our fiscal 2025 import purchases. A disruption in our supply chain from Vietnam could significantly impact our ability to fill customer orders for products manufactured at that factory or in that country.

Raw Materials Sourcing for Domestic Upholstery Manufacturing

Our five largest domestic upholstery suppliers accounted for 31% of our raw materials supply purchases for domestic upholstered furniture manufacturing operations in fiscal 2025. One supplier accounted for 7% of our raw material purchases in fiscal 2025. Should disruptions with these suppliers occur, we believe we could successfully source these products from other suppliers without significant disruption to our operations.

Concentration of Sales and Accounts Receivable

One customer accounted for approximately 6% of our consolidated sales in fiscal 2025. Our top five customers accounted for 24% of our fiscal 2025 consolidated sales. The loss of any one or more of these customers could adversely affect our earnings, financial condition and liquidity. At February 2, 2025, 36% of our consolidated accounts receivable is concentrated in our top five customers.

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

NOTE 22 – SUBSEQUENT EVENTS

Cash Dividend

On March 5, 2024, our Board of Directors declared a quarterly cash dividend of $0.23 per share, payable on March 31, 2024 to shareholders of record at March 17, 2025.

Georgia Warehouse Exit

On March 24, 2025, we announced our planned exit of our Savannah, Georgia warehouse facility and the consolidation of warehousing operations in existing facilities. We recorded $1.3 million in non-cash related charges in fiscal 2025 and currently expect to record between $3.0-$4.0 million in non-cash related charges in fiscal 2026 in connection with this exit. Amounts recorded in fiscal 2025 consist of inventory reserves for items at or near the end of their product life cycles that would incur significant costs to move to our existing facilities. Amounts expected to be recorded in fiscal 2026 consist of fixed asset impairment, severance, and moving costs, net of an expected gain upon lease termination. The amounts of expected fiscal 2026 non-cash charges and savings are largely dependent on the timing of the completion of the exit and could differ from these preliminary estimates.