Form 10-Q
period 2025-05-04
HOOKER FURNISHINGS Corp
filed 2025-06-13
CIK 1077688

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended May 4, 2025

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

As of June 6, 2025, there were 10,697,007 shares of the registrant’s common stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

HOOKER FURNISHINGS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

As of	May 4,	February 2,
	2025	2025
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$18,011	$6,295
Trade accounts receivable, net	39,597	58,198
Inventories	64,316	70,755
Income tax recoverable	-	521
Prepaid expenses and other current assets	6,144	5,355
Total current assets	128,068	141,124
Property, plant and equipment, net	28,164	28,195
Cash surrender value of life insurance policies	30,015	29,238
Deferred taxes	17,120	16,057
Operating leases right-of-use assets	43,689	45,575
Intangible assets, net	21,191	22,104
Goodwill	15,036	15,036
Other assets	16,402	16,613
Total non-current assets	171,617	172,818
Total assets	$299,685	$313,942

Liabilities and Shareholders’ Equity
Current liabilities
Trade accounts payable	$11,534	$20,001
Accrued salaries, wages and benefits	4,006	3,851
Accrued income taxes	292	49
Customer deposits	6,386	5,655
Current portion of operating lease liabilities	7,647	7,502
Other accrued expenses	2,643	2,916
Total current liabilities	32,508	39,974
Long term debt	22,263	21,717
Deferred compensation	6,649	6,795
Operating lease liabilities	39,108	41,073
Total long-term liabilities	68,020	69,585
Total liabilities	100,528	109,559

Shareholders’ equity
Common stock, no par value, 20,000 shares authorized, 10,712 and 10,703 shares issued and outstanding on each date	50,831	50,474
Retained earnings	147,787	153,336
Accumulated other comprehensive income	539	573
Total shareholders’ equity	199,157	204,383
Total liabilities and shareholders’ equity	$299,685	$313,942

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

HOOKER FURNISHINGS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	For the
	Thirteen Weeks Ended
	May 4,	April 28,
	2025	2024

Net sales	$85,316	$93,571

Cost of sales	66,314	74,350

Gross profit	19,002	19,221

Selling and administrative expenses	21,653	23,467
Intangible asset amortization	913	924

Operating (loss) / income	(3,564)	(5,170)

Other income, net	126	627
Interest expense, net	378	364

(Loss) / income before income taxes	(3,816)	(4,907)

Income tax (benefit) / expense	(764)	(816)

Net (loss) / income	$(3,052)	$(4,091)

(Loss) / earnings per share
Basic	$(0.29)	$(0.39)
Diluted	$(0.29)	$(0.39)

Weighted average shares outstanding:
Basic	10,563	10,496
Diluted	10,563	10,496

Cash dividends declared per share	$0.23	$0.23

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

HOOKER FURNISHINGS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) / INCOME

(In thousands)

(Unaudited)

	For the
	Thirteen Weeks Ended
	May 4,	April 28,
	2025	2024

Net (loss) / income	$(3,052)	$(4,091)
Other comprehensive income:
Actuarial adjustments	(45)	(59)
Income tax effect on adjustments	11	14
Adjustments to net periodic benefit cost	(34)	(45)

Total comprehensive (loss) / income	$(3,086)	$(4,136)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

HOOKER FURNISHINGS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the
	Thirteen Weeks Ended
	May 4,	April 28,
	2025	2024
Operating Activities:
Net (loss) / income	$(3,052)	$(4,091)
Adjustments to reconcile net income to net cash (used in) / provided by operating activities:
Depreciation and amortization	2,203	2,283
Deferred income tax expense	(1,052)	(1,329)
Noncash restricted stock and performance awards	357	205
Provision for doubtful accounts and sales allowances	(247)	(408)
Gain on life insurance policies	(679)	(938)
(Gain) / loss on disposal of assets	15	-
Changes in assets and liabilities:
Trade accounts receivable	18,847	2,102
Inventories	6,440	5,179
Income tax recoverable	521	493
Prepaid expenses and other assets	(928)	(2,183)
Trade accounts payable	(8,498)	2,122
Accrued salaries, wages, and benefits	155	(1,758)
Accrued income taxes	243	-
Customer deposits	731	690
Operating lease assets and liabilities	67	139
Other accrued expenses	(270)	(819)
Deferred compensation	(190)	(210)
Net cash provided by operating activities	$14,663	$1,477

Investing Activities:
Purchases of property and equipment	(851)	(843)
Premiums paid on life insurance policies	(116)	(116)
Net cash used in investing activities	$(967)	$(959)

Financing Activities:
Proceeds from revolving credit facility	534	-
Cash dividends paid	(2,497)	(2,452)
Debt issuance cost	(17)	-
Payments for long-term loans	-	(350)
Net cash used in financing activities	$(1,980)	$(2,802)

Net increase / (decrease) in cash and cash equivalents	11,716	(2,284)
Cash and cash equivalents - beginning of year	6,295	43,159
Cash and cash equivalents - end of quarter	$18,011	$40,875

Supplemental disclosure of cash flow information:
Cash paid for income taxes, net of refund	$(475)	$15
Cash paid for interest, net	466	367

Non-cash transactions:
Increase / (decrease) in lease liabilities arising from changes in right-of-use assets	$10	$287
Increase in property and equipment through accrued purchases	30	26

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

HOOKER FURNISHINGS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except per share data)

(Unaudited)

				Accumulated
				Other	Total
	Common Stock		Retained	Comprehensive	Shareholders’
	Shares	Amount	Earnings	Income	Equity
Balance at January 28, 2024	10,672	$49,524	$175,717	$734	$225,975
Net loss for the 13 weeks ended April 28, 2024			(4,091)		(4,091)
Actuarial adjustments on defined benefit plan, net of tax of $14				(45)	(45)
Cash dividends paid and accrued ($0.23 per share)			(2,452)		(2,452)
Restricted stock grants, net of forfeitures	7	(205)			(205)
Restricted stock compensation cost		268			268
Performance-based restricted stock units cost		142			142
Balance at April 28, 2024	10,679	$49,729	$169,174	$689	$219,592

Balance at February 2, 2025	10,703	$50,474	$153,336	$573	$204,383
Net loss for the 13 weeks ended May 4, 2025			(3,052)		(3,052)
Actuarial adjustments on defined benefit plan, net of tax of $11				(34)	(34)
Cash dividends paid and accrued ($0.23 per share)			(2,497)		(2,497)
Restricted stock grants, net of forfeitures	9	(212)			(212)
Restricted stock compensation cost		417			417
Performance-based restricted stock units cost		152			152
Balance at May 4, 2025	10,712	$50,831	$147,787	$539	$199,157

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

HOOKER FURNISHINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar and share amounts in tables, except per share amounts, in thousands unless otherwise indicated)

(Unaudited)

For the Thirteen Weeks Ended May 4, 2025

1.	Preparation of Interim Financial Statements

The condensed consolidated financial statements of Hooker Furnishings Corporation and subsidiaries (referred to as “we,” “us,” “our,” “Hooker” or the “Company”) have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management these statements include all adjustments necessary for a fair statement of the results of all interim periods reported herein. All such adjustments are of a normal recurring nature. Certain information and footnote disclosures prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) are condensed or omitted pursuant to SEC rules and regulations. However, we believe that the disclosures made are adequate for a fair presentation of our results of operations and financial position. These financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in our annual report on Form 10-K for the fiscal year ended February 2, 2025 (“2025 Annual Report”). The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect both the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from our estimates. Operating results for the interim periods reported herein may not be indicative of the results expected for the fiscal year.

The financial statements contained herein are being filed as part of a quarterly report on Form 10-Q covering the 2026 fiscal year thirteen-week period (also referred to as “three months,” “three-month period,” “quarter,” “first quarter” or “quarterly period”) that began February 3, 2025 and ended May 4, 2025. This report discusses our results of operations for these periods compared to the 2025 fiscal year thirteen-week period that began January 29, 2024 and ended April 28, 2024; and our financial condition as of May 4, 2025 compared to February 2, 2025.

References in these notes to the condensed consolidated financial statements of the Company to:

■	the 2026 fiscal year and comparable terminology mean the fifty-two-week fiscal year that began February 3, 2025 and will end February 1, 2026; and

■	the 2025 fiscal year and comparable terminology mean the fifty-three-week fiscal year that began January 29, 2024 and ended February 2, 2025.

2.	Recently Adopted Accounting Policies

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

In November 2024, the FASB issued ASU 2024-03, “Disaggregation of income statement expenses”. The new guidance requires new tabular disclosures to disaggregate prescribed natural expenses underlying any income statement caption. ASU 2024-03 is effective for annual periods beginning after December 15, 2026 (our fiscal 2027). We are currently evaluating the impact that the adoption of this new guidance will have on our consolidated financial statements and will add necessary disclosures upon adoption.

We reviewed all other newly issued accounting pronouncements and concluded that they are either not applicable to our business or are not expected to have a material effect on our consolidated financial statements as a result of future adoption.

3.	Accounts Receivable

	May 4,	February 2,
	2025	2025

Gross accounts receivable	$45,324	$64,344
Customer allowances	(958)	(1,019)
Allowance for doubtful accounts	(4,769)	(5,127)
Trade accounts receivable	$39,597	$58,198

4.	Inventories

	May 4,	February 2,
	2025	2025
Finished furniture	$76,165	$82,635
Furniture in process	1,610	1,524
Materials and supplies	11,382	11,229
Inventories at FIFO	89,157	95,388
Reduction to LIFO basis	(24,841)	(24,633)
Inventories	$64,316	$70,755

5.	Property, Plant and Equipment

	Depreciable Lives	May 4,	February 2,
	(In years)	2025	2025

Buildings and land improvements	15 - 30	$34,443	$34,439
Machinery and equipment	10	12,198	12,165
Computer software and hardware	3 - 10	8,287	8,581
Leasehold improvements	Term of lease	13,254	13,233
Furniture and fixtures	3 - 10	7,490	7,487
Other	5	701	701
Total depreciable property at cost		76,373	76,606
Less accumulated depreciation		(52,061)	(51,443)
Total depreciable property, net		24,312	25,163
Land		1,077	1,077
Construction-in-progress		2,775	1,955
Property, plant and equipment, net		$28,164	$28,195

6.	Cloud Computing Hosting Arrangement

We are implementing a common Enterprise Resource Planning (ERP) system across all divisions. The ERP system went live at Sunset West in December 2022 and in the legacy Hooker divisions and for consolidated reporting in early September 2023. Due to our cost reduction initiatives, we have temporarily paused the ERP project in the Home Meridian segment beginning in the third quarter of fiscal 2025. Based on the provisions of ASU 2018-15, Intangibles — Goodwill and Other — Internal-Use Software, we capitalize implementation costs associated with hosting arrangements that are service contracts. These costs are recorded in “other noncurrent assets” of our consolidated balance sheets. We amortize on a straight-line basis over 10-years term. The amortization expenses are recorded as a component of selling and administrative expenses in our consolidated statements of operations.

Implementation costs of $203,000 and interest expense of $62,000 were capitalized in fiscal 2026 first quarter. Implementation costs of $1.3 million and interest expense of $55,000 were capitalized in fiscal 2025 first quarter. Amortization expenses of $368,000 and $291,000 were recorded in first quarters of fiscal 2026 and 2025, respectively. The capitalized implementation costs at May 4, 2025 and February 2, 2025 were as follows:

	May 4, 2025		February 2, 2025
	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization
Implementation Costs	$16,984	$(1,924)	$16,782	$(1,561)
Interest Expenses	658	(32)	596	(27)

7.	Fair Value Measurements

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

As of May 4, 2025 and February 2, 2025, Company-owned life insurance was measured at fair value on a recurring basis based on Level 2 inputs. The fair value of the Company-owned life insurance is determined by inputs that are readily available in public markets or can be derived from information available in publicly quoted markets. Additionally, the fair value of the Company-owned life insurance is marked to market each reporting period and any change in fair value is reflected in income for that period.

Our assets measured at fair value on a recurring basis at May 4, 2025 and February 2, 2025, were as follows:

	Fair value at May 4, 2025				Fair value at February 2, 2025
Description	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets measured at fair value
Company-owned life insurance	$-	$30,015	$-	$30,015	$-	$29,238	$-	$29,238

8.	Intangible Assets

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

	May 4, 2025		February 2, 2025
	Gross carrying amount	Impairment / Accumulated Amortization	Gross carrying amount	Impairment / Accumulated Amortization
Intangible assets with indefinite lives:
Goodwill
Domestic Upholstery - Shenandoah *	490	-	490	-
Domestic Upholstery - Sunset West	14,462	-	14,462	-
All Other - BOBO Intriguing Objects	84	-	84	-
Goodwill	15,036	-	15,036	-

Trademarks and Trade names *	5,180	-	5,180	-

Intangible assets with definite lives:
Customer Relationships	38,001	(23,189)	38,001	(22,349)
Trademarks and Trade names	2,334	(1,134)	2,334	(1,062)

Intangible assets, net	45,515	(24,323)	45,515	(23,411)

*:	The amounts are net of impairment charges of $16.4 million related to Shenandoah goodwill and $7.6 million related to certain Home Meridian segment trade names, of which $4.8 million were recorded in fiscal 2021 and $2.8 million were recorded in fiscal 2025.

Amortization expenses for intangible assets with definite lives were $913,000 and $924,000 for the first quarters of fiscal 2026 and 2025, respectively. For the remainder of fiscal 2026, amortization expense is expected to be approximately $2.6 million

9.	Leases

We have operating leases for warehouses, showrooms, manufacturing facilities, offices and equipment. We recognized sublease income of $18,000 and $53,000 in the first quarters of fiscal 2026 and 2025, respectively.

The components of lease cost and supplemental cash flow information for leases for the first quarters of fiscal 2026 and 2025 were:

	Thirteen Weeks Ended
	May 4, 2025	April 28, 2024
Operating lease cost	$2,541	$2,526
Variable lease cost	88	105
Short-term lease cost	49	116
Total operating lease cost	$2,678	$2,747

Operating cash outflows	$2,611	$2,608

The right-of-use assets and lease liabilities recorded on our condensed consolidated balance sheets as of May 4, 2025 and February 2, 2025 were as follows:

	May 4, 2025	February 2, 2025
Real estate	$42,818	$44,640
Property and equipment	871	935
Total operating leases right-of-use assets	$43,689	$45,575

Current portion of operating lease liabilities	$7,647	$7,502
Long term operating lease liabilities	39,108	41,073
Total operating lease liabilities	$46,755	$48,575

The weighted-average discount rate is 5.50%. The weighted-average remaining lease term is 6.0 years.

The following table reconciles the undiscounted future lease payments for operating leases to the operating lease liabilities recorded in the condensed consolidated balance sheets on May 4, 2025:

Undiscounted Future Operating Lease Payments
Remainder of fiscal 2026	$7,486
2027	10,091
2028	8,426
2029	7,724
2030	7,337
2031 and thereafter	14,481
Total lease payments	$55,545
Less: impact of discounting	(8,790)
Present value of lease payments	$46,755

10.	Long-Term Debt

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

We incurred $480,000 in fiscal 2025 and an additional $17,000 in fiscal 2026 first quarter in debt issuance costs in connection with our term loans. As of May 4, 2025, unamortized loan costs of $456,000 were netted against the carrying value of our term loans on our consolidated balance sheets.

As of May 4, 2025, we had $22.6 million principal amount of outstanding loans and $6.7 million face amount of letters of credit. We had $40.7 million of Availability based on the current Borrowing Base. There were no additional borrowings outstanding under the Amended and Restated Loan Agreement as of May 4, 2025.

11.	Earnings Per Share

We refer you to the discussion of Earnings Per Share in Note 1. Summary of Significant Accounting Policies, in the financial statements included in our 2024 Annual Report, for additional information concerning the calculation of earnings per share (EPS).

All stock awards are designed to encourage retention and to provide an incentive for increasing shareholder value. We have issued restricted stock awards to non-employee members of the board of directors since 2006 and to certain non-executive employees since 2014. We have issued RSUs to certain senior executives since fiscal 2012 under the Company’s Stock Incentive Plan. Each RSU entitles an executive to receive one share of the Company’s common stock if the executive remains continuously employed with the Company through the applicable vesting date. The RSUs may be paid in shares of our common stock, cash or both at the discretion of the Compensation Committee of our board of directors. We have issued PSUs to certain senior executives since fiscal 2019 under the Company’s Stock Incentive Plan. Each PSU entitles the executive officer to receive one share of our common stock based on the achievement of two specified performance conditions if the executive officer remains continuously employed through the end of the three-year performance period. Historically, one target is based on our annual average growth in our EPS over the performance period and the other target is based on EPS growth over the performance period compared to our peers. For the PSUs issued under the Company’s 2024 Plan in fiscal 2025 and afterwards, one target is the Company’s annual EPS growth over the performance period and the other target is the Company’s total shareholder return during the performance period compared to the Company’s peer group. The payout or settlement of the PSUs will be made in shares of our common stock.

We expect to continue to grant these types of awards annually in the future. The following table sets forth the number of outstanding restricted stock awards and RSUs and PSUs, net of forfeitures and vested shares, as of the fiscal period-end dates indicated:

	May 4,	February 2,
	2025	2025

Restricted shares	120	151
RSUs and PSUs	212	115
	332	266

All restricted shares, RSUs and PSUs awarded that have not yet vested are considered when computing diluted earnings per share.

The following table sets forth the computation of basic and diluted earnings per share:

	Thirteen Weeks Ended
	May 4,	April 28,
	2025	2024

Net (loss) / income	$(3,052)	$(4,091)
Less: Unvested participating restricted stock dividends	33	41
Net earnings allocated to unvested participating restricted stock	-	-
(Loss) / Earnings available for common shareholders	(3,085)	(4,132)

Weighted average shares outstanding for basic earnings per share	10,563	10,496
Dilutive effect of unvested restricted stock, RSU and PSU awards	-	-
Weighted average shares outstanding for diluted earnings per share	10,563	10,496

Basic (loss) / earnings per share	$(0.29)	$(0.39)

Diluted (loss) / earnings per share	$(0.29)	$(0.39)

Due to net losses in the first quarters of fiscal 2026 and 2025, approximately 133,000 and 203,000 shares would have been antidilutive and are therefore excluded from the calculation of earnings per share, respectively.

12.	Income Taxes

We recorded income tax benefits of $764,000 and $816,000 for the fiscal 2026 and fiscal 2025 first quarters, respectively. The effective tax rates for the fiscal 2026 and 2025 first quarters were 20.0% and 16.6%, respectively. The increase in the effective tax rate for the current fiscal quarter was primarily attributable to a non-taxable life insurance gain recognized in the prior-year period, which reduced the effective tax rate.

No material and non-routine positions have been identified as uncertain tax positions.

Tax years ending January 29, 2023 through February 2, 2025 remain subject to examination by federal and state taxing authorities.

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

We define our segments as those operations our chief operating decision maker (“CODM”) regularly reviews to analyze performance and allocate resources. The Company’s CODM is the Chief Executive Officer. The CODM regularly reviews net sales, gross profit, and operating income by segment as the primary measures of segment performance. The CODM reviews net sales as a primary indicator of operational performance, assessing how much revenue is brought in from core business activities, after returns, allowances, and discounts, which reflects demand and execution of each segment’s strategy. Gross profit is reviewed by the CODM as a diagnostic metric, particularly useful in evaluating margin trends. Operating income is the key profitability metric used to assess performance across segments and make decisions related to resource allocation, including capital expenditures, headcount, and other investment initiatives. These metrics are considered in budgeting, forecasting, and operational planning decisions.

For financial reporting purposes, we are organized into three reportable segments and “All Other”, which includes the remainder of our businesses:

■	Hooker Branded, consisting of the operations of our imported Hooker Casegoods and Hooker Upholstery businesses;

■	Home Meridian, is a stand-alone, mostly autonomous business that serves a different type or class of customer than do our other operating segments and at much lower margins;

■	Domestic Upholstery, which includes the domestic upholstery manufacturing operations of Bradington-Young, HF Custom (formerly Sam Moore), Shenandoah Furniture and Sunset West; and

■	All Other, consisting of intercompany eliminations and operating segments that are not individually reportable. Due to a change in the way management internally evaluates operating performance, beginning with the fiscal 2026 first quarter, Hooker Branded and Domestic Upholstery segments’ results now include all the sales of products formerly included in H Contract’s results. Fiscal 2025 results discussed below have been recast to reflect this change.

The following tables present segment information for the periods, and as of the dates, indicated.

	Thirteen Weeks Ended
	May 4, 2025		April 28, 2024
		% Net		% Net
Net Sales		Sales		Sales
Hooker Branded	$37,108	43.5%	$36,808	39.3%
Home Meridian	18,811	22.0%	26,424	28.2%
Domestic Upholstery	28,913	33.9%	30,027	32.1%
All Other	484	0.6%	312	0.3%
Consolidated	$85,316	100%	$93,571	100%

Gross Profit
Hooker Branded	$11,065	29.8%	$11,457	31.1%
Home Meridian	2,733	14.5%	3,301	12.5%
Domestic Upholstery	5,280	18.3%	4,705	15.7%
All Other	(76)	-15.7%	(242)	-77.6%
Consolidated	$19,002	22.3%	$19,221	20.5%

Selling and Administrative Expenses
Hooker Branded	$11,037	29.7%	$11,277	30.6%
Home Meridian	5,245	27.9%	6,394	24.2%
Domestic Upholstery	5,290	18.3%	5,419	18.0%
All Other	81	16.7%	377	120.8%
Consolidated	$21,653	25.4%	$23,467	25.1%

Intangible assets amortization
Home Meridian	$327	1.7%	$330	1.2%
Domestic Upholstery	586	2.0%	594	2.0%
Consolidated	$913	1.1%	$924	1.0%

Operating (Loss) / Income
Hooker Branded	$27	0.1%	$179	0.5%
Home Meridian	(2,840)	-15.1%	(3,423)	-13.0%
Domestic Upholstery	(595)	-2.1%	(1,308)	-4.4%
All Other	(156)	-32.2%	(618)	-198.1%
Consolidated	$(3,564)	-4.2%	$(5,170)	-5.5%

Other Income, net
Hooker Branded	$81	0.2%	$386	1.0%
Home Meridian	14	0.1%	240	0.9%
Domestic Upholstery	-	0.0%	-	0.0%
All Other	31	6.4%	1	0.3%
Consolidated	$126	0.1%	$627	0.7%

Interest expense - Corporate	$378	0.4%	$364	0.4%

Income taxes - Corporate	$(764)	-0.9%	$(816)	-0.9%

Net (loss) / income - Corporate	$(3,052)	-3.6%	$(4,091)	-4.4%

Restructuring Costs
Hooker Branded	$127		$-
Home Meridian	277		-
Domestic Upholstery	113		-
All Other	6		-
Consolidated	$523		$-

Capital Expenditures
Hooker Branded	$675		$205
Home Meridian	134		235
Domestic Upholstery	42		392
All Other	-		11
Consolidated	$851		$843

Depreciation & Amortization
Hooker Branded	$532		$681
Home Meridian	582		625
Domestic Upholstery	1,037		968
All Other	52		9
Consolidated	$2,203		$2,283

	As of May 4,		As of February 2,
	2025	%Total	2025	%Total
Assets		Assets		Assets
Hooker Branded	$162,672	61.6%	$153,373	55.4%
Home Meridian	42,174	16.0%	62,338	22.5%
Domestic Upholstery	56,664	21.5%	58,746	21.2%
All Other	1,947	0.9%	2,344	0.8%
Consolidated Assets	$263,457	100%	$276,801	100%
Consolidated Goodwill and Intangibles	36,228		37,141
Total Consolidated Assets	$299,685		$313,942

Sales by product type are as follows:

	Net Sales (in thousands)
	Thirteen Weeks Ended
	May 4, 2025	%Total	April 28, 2024	%Total
Casegoods	$48,520	57%	$53,109	57%
Upholstery	36,796	43%	40,462	43%
	$85,316	100%	$93,571	100%

14.	Subsequent Events

Dividends

On June 3, 2025, our board of directors declared a quarterly cash dividend of $0.23 per share which will be paid on June 30, 2025 to shareholders of record at June 16, 2025.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

All references to the “Company,” “we,” “us” and “our” in this document refer to Hooker Furnishings Corporation and its consolidated subsidiaries, unless specifically referring to segment information. All references to the “Hooker,” “Hooker Division(s),” “Hooker Legacy Brands” or “traditional Hooker” divisions or companies refer to all current business units and brands except for those in the Home Meridian segment. The Hooker Branded segment includes Hooker Casegoods and Hooker Upholstery. The Domestic Upholstery segment includes Bradington-Young, HF Custom (formerly Sam Moore), Shenandoah Furniture and Sunset West. All Other includes intercompany eliminations and operating segments that are not individually reportable.

Forward-Looking Statements

Certain statements made in this report, including statements under Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in the notes to the consolidated financial statements included in this report, are not based on historical facts, but are forward-looking statements.  These statements reflect our reasonable judgment with respect to future events and typically can be identified by the use of forward-looking terminology such as “believes,” “expects,” “projects,” “intends,” “plans,” “may,” “will,” “should,” “would,” “could,” or “anticipates,” or the negatives thereof, or other variations thereof, or comparable terminology, or by discussions of strategy.  Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements.  Those risks and uncertainties include but are not limited to:

(1) general economic or business conditions, both domestically and internationally, including the current macro-economic uncertainties and challenges to the retail environment for home furnishings along with instability in the financial and credit markets, in part due to fluctuating interest rates and housing market volatility, which can affect consumer spending patterns, existing home sales, and demand for home furnishings, including their potential impact on (i) our sales and operating costs and access to financing, (ii) customers, and (iii) suppliers and their ability to obtain financing or generate the cash necessary to conduct their respective businesses;

(2) adverse political acts or developments in, or affecting, the international markets from which we import products and some components used in our Domestic Upholstery segment, including duties or tariffs imposed on those products by foreign governments or the U.S. government, such as the current ten percent tariff and potential additional higher reciprocal tariffs on imports from key sourcing countries , affecting the countries from which we source imported home furnishings and components, including the possible adverse effects on our sales, earnings, and liquidity;

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

(5) risks associated with the ongoing restructuring and review of the Home Meridian (HMI) segment, including uncertainties related to the successful execution of cost reduction plans, the impact of exiting unprofitable product lines and facilities, and the potential to achieve consistent profitability in the future, including the buying hesitancy of its customer base due to tariff and other economic uncertainties;

(6) risk associated with the planned exit of our Savannah, Georgia warehouse, including executing a timely exit, the costs and availability of temporary warehousing, moving and start-up costs, ERP and technology-related risks, the timing and amounts of related restructuring charges and expected cost savings, as well as possible related disruptions to sales, earnings, revenue;

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

(16) risks associated with our self-insured healthcare and workers compensation plans, which utilize stop-loss insurance for aggregate claims above specified thresholds and can be impacted by higher healthcare inflation and expenditures, all of which may cause our healthcare and workers compensation costs to rise unexpectedly, adversely affecting our earnings, financial condition, and liquidity;

(17) disruptions and damage (including those due to weather) affecting our Virginia, North Carolina or Georgia warehouses, our Virginia, North Carolina or California administrative and manufacturing facilities, our High Point, Las Vegas, and Atlanta showrooms or our representative offices or warehouses in Vietnam and China;

(18) changes in U.S. and foreign government regulations and in the political, social and economic climates of the countries from which we source our products;

(19) risks associated with product defects, including higher than expected costs associated with product quality and safety, regulatory compliance costs related to the sale of consumer products and costs related to defective or non-compliant products, product liability claims and costs to recall defective products and the adverse effects of negative media coverage;

(20) the direct and indirect costs and time spent by our associates related to the implementation of our Enterprise Resource Planning system (“ERP”), including costs resulting from unanticipated disruptions to our business;

(21) achieving and managing growth and change, and the risks associated with new business lines, acquisitions, including the selection of suitable acquisition targets, restructurings, strategic alliances and international operations;

(22) risks associated with distribution through third-party retailers, such as non-binding dealership arrangements;

(23) changes in domestic and international monetary policies and fluctuations in foreign currency exchange rates affecting the price of our imported products and raw materials;

(24) price competition in the furniture industry;

(25) changes in consumer preferences, including increased demand for lower-priced furniture.

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

Also, our business is subject to significant risks and uncertainties, any of which can adversely affect our business, results of operations, financial condition or future prospects. For a discussion of risks and uncertainties that we face, see the Forward-Looking Statements detailed above and Item 1A, “Risk Factors” in our 2025 Annual Report.

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

Quarterly Reporting

This quarterly report on Form 10-Q includes our unaudited condensed consolidated financial statements for the 2026 fiscal year thirteen-week period (also referred to as “three months,” “three-month period,” “quarter,” “first quarter” or “quarterly period”) that began February 3, 2025 and ended May 4, 2025. This report discusses our results of operations for this period compared to the 2025 fiscal year thirteen-week period that began January 29, 2024 and ended April 28, 2024; and our financial condition as of May 4, 2025 compared to February 2, 2025.

References in this report to:

■	the 2026 fiscal year and comparable terminology mean the fiscal year that began February 3, 2025, and will end February 1, 2026; and

■	the 2025 fiscal year and comparable terminology mean the fiscal year that began January 29, 2024, and ended February 2, 2025.

Dollar amounts presented in the tables below are in thousands except for per share data.

The following discussion should be read in conjunction with the condensed consolidated financial statements, including the related notes, contained elsewhere in this quarterly report. We also encourage users of this report to familiarize themselves with all our recent public filings made with the SEC, especially our 2025 Annual Report. Our 2025 Annual Report contains critical information regarding known risks and uncertainties that we face, critical accounting policies and information on commitments and contractual obligations that are not reflected in our condensed consolidated financial statements, as well as a more thorough and detailed discussion of our corporate strategy and new business initiatives.

Our 2025 Annual Report and other public filings made with the SEC are available, without charge, at www.sec.gov and at http://investors.hookerfurnishings.com.

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

For the Hooker Branded and Domestic Upholstery segments, we generally consider backlogs to be one helpful indicator of sales for the upcoming 30-day period, but because of our relatively quick delivery and our cancellation policies, we do not consider order backlogs to be a reliable indicator of expected long-term sales. We generally consider the Home Meridian segment’s backlog to be one helpful indicator of that segment’s sales for the upcoming 90-day period. Due to (i) the average sales order sizes of its mass and mega account channels of distribution, (ii) the proprietary nature of many of its products and (iii) the project nature of its hospitality business, for which average order sizes tend to be larger and consequently, the Home Meridian segment’s order backlog tends to be larger.

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

At May 4, 2025, our backlog of unshipped orders was as follows:

	Order Backlog
	(Dollars in 000s)
Reporting Segment	May 4, 2025	February 2, 2025	April 28, 2024

Hooker Branded	$13,479	$13,109	$17,129
Home Meridian	18,069	21,002	49,396
Domestic Upholstery	19,401	18,123	19,236
All Other	254	402	-

Consolidated	$51,203	$52,636	$85,761

The consolidated order backlog at the end of the first quarter of fiscal 2026 decreased by 2.7% compared to the year-end on February 2, 2025, and by 40.3% compared to the end of the previous year’s first quarter. This decrease was primarily driven by the Home Meridian segment, where incoming orders and backlog fell due to reduced demand and the loss of orders from a major customer that filed for bankruptcy in 2024. These trends reflect broader macroeconomic pressures and tariff-related buying hesitancy among our customers, particularly affecting value-focused segments.

Executive Summary

Macroeconomic factors affecting our results

The home furnishings industry continues to face significant challenges due to macroeconomic factors dampening consumer demand. Demand in this category is historically linked to existing home sales, as consumers often buy furnishings after moving. However, the housing market remains sluggish due to housing affordability, high mortgage rates and low consumer confidence. According to the National Association of Realtors, existing home sales have hovered around 75% of pre-pandemic levels for the past three years, despite the addition of over seven million jobs. This indicates that employment growth hasn’t translated into greater housing mobility or home-related spending. Notably, despite the U.S. population growing by over 50% since 1978, fewer existing homes were sold in 2024 than in 1978, underscoring deep housing market stagnation.

In calendar 2025, the average 30-year fixed mortgage rate has hovered around 6.8%. This marks a significant increase compared to the pandemic-era lows of approximately 3% in 2020 and 2021. The doubling of borrowing costs has effectively cooled the housing market, discouraging both first-time buyers and existing homeowners from moving. This stagnation has, in turn, suppressed demand for new furnishings typically associated with home moves.

Consumer sentiment has deteriorated sharply, as reflected in the University of Michigan’s Consumer Sentiment Index, which fell to 52.2 in May 2025. This marks a nearly 30% drop since January 2025, underscoring a steep erosion in public confidence. During the home furnishings sales boom in 2021, this index consistently hovered around 80, highlighting just how far optimism has fallen. The recent decline is fueled by concerns over inflation, trade uncertainty, and rising unemployment expectations—factors that are prompting consumers to delay discretionary purchases like furniture.

Results of Operations

We reported consolidated net sales of $85.3 million for the first quarter, a decrease of $8.3 million, or 8.8%, compared to the same period last year. Home Meridian accounted for over 90% of the sales decrease, primarily due to ongoing challenges in the home furnishings industry driven by macroeconomic pressures and tariff-related buying hesitancy among Home Meridian’s customers, who tend to be more cost conscious. In addition, the absence of sales due to the bankruptcy of a former major customer in the prior year accounted for approximately 30% of the segment’s net sales decrease.

We maintained gross profit levels, with gross margin increasing by 180 bps, driven by higher margins at Home Meridian and Domestic Upholstery. Despite the decrease in net sales, we reduced our consolidated operating loss by $1.6 million, or 31%, to $3.6 million, reflecting the impact of cost reduction initiatives implemented in the second half of the prior year. In the first quarter of fiscal 2026, we saw clear results from those reductions as we reduced operating expenses by $2.2 million versus the prior year quarter. This reduction occurred despite our first quarter fiscal 2026 results including $523,000 in restructuring costs, primarily severance. Hooker Branded achieved breakeven in operating results for the quarter, while Domestic Upholstery and Home Meridian significantly reduced their operating losses by $713,000 (55%) and $584,000 (17%), respectively. We recorded a net loss of $3.1 million, or ($0.29) per diluted share, an improvement from the prior year first quarter’s net loss of $4.1 million, or ($0.39) per diluted share.

Multi-Phased Cost Reduction Initiatives

We are executing a multi-phase cost reduction strategy aimed at achieving approximately $25 million in annualized savings by next year (fiscal year 2027).

Phase 1: Initial Cost Reductions (last year - fiscal year 2025)

●	Actions: Reduced fixed costs by over $10 million through facility downsizing, workforce reductions and fixed cost reductions.

●	Financial Impact: Incurred $4.9 million in restructuring charges, including $3.6 million in severance.

●	Savings: Achieved over $3 million in fiscal 2025 and expect to realize over $10 million annually this year (fiscal year 2026).

Phase 2: Logistics & Operations Consolidation (current year – fiscal year 2026)

●	Actions:

o	Savannah Warehouse: We initiated and expect full closure and formal release from the Savannah warehouse lease by October 31, 2025, previously used for the discontinued Accentrics Home product line.

o	Vietnam Warehouse: Opened new facility in May 2025 to enhance supply chain efficiency, reducing lead times from about 6 months to 4–6 weeks.

o	Further cost-saving opportunities through operational streamlining and potential outsourcing.

●	Financial Impact: Expecting $2-$3 million in net charges in fiscal 2026, including the $523,000 in restructuring costs, primarily severance, reported in the first quarter of fiscal 2026.

●	Savings: Anticipate net savings of $3.4 million in fiscal 2026, net of expected charges and other offsets; projecting net savings of over $14 million annually from fiscal 2027.

Summary

In total, we expect to eliminate approximately $25 million or 25% of our fixed costs due to these cost reduction initiatives, consisting of $11 million in warehousing and distribution expenses under cost of goods sold and $14 million in selling and administrative expenses. In fiscal 2026, we expect to realize about $14 million in cost savings net of offsets and special charges. By fiscal 2027, we expect to realize approximately $25 million in net annualized savings through these phased initiatives, enhancing profitability, operational efficiency, and long-term shareholder value. Our cost reductions should not impact our strategic growth priorities, including our collected living merchandising platform, the Vietnam warehouse advantage, and our upcoming Margaritaville licensed collection.

Our fiscal 2026 first quarter performance is discussed in greater detail below under “Results of Operations.”

Results of Operations

The following table sets forth the percentage relationship to net sales of certain items included in the condensed consolidated statements of income included in this report.

	Thirteen Weeks Ended
	May 4,	April 28,
	2025	2024
Net sales	100%	100%
Cost of sales	77.7	79.5
Gross profit	22.3	20.5
Selling and administrative expenses	25.4	25.1
Intangible asset amortization	1.1	1.0
Operating (loss)/income	(4.2)	(5.5)
Other income, net	0.1	0.7
Interest expense	0.4	0.4
(Loss)/income before income taxes	(4.5)	(5.3)
Income tax (benefit) / expense	(0.9)	(0.9)
Net (loss)/income	(3.6)	(4.4)

Fiscal 2026 First Quarter Compared to Fiscal 2025 First Quarter

	Net Sales
	Thirteen Weeks Ended
	May 4,		April 28,
	2025		2024
		% Net Sales		% Net Sales	$ Change	% Change
Hooker Branded	$37,108	43.5%	$36,808	39.3%	$300	0.8%
Home Meridian	18,811	22.0%	26,424	28.2%	(7,613)	-28.8%
Domestic Upholstery	28,913	33.9%	30,027	32.1%	(1,114)	-3.7%
All Other	484	0.6%	312	0.3%	172	55.1%
Consolidated	$85,316	100%	$93,571	100%	$(8,255)	-8.8%

Unit Volume	FY26 Q1 vs. FY25 Q1 Change	Average Selling Price (“ASP”)	FY26 Q1 vs. FY25 Q1 Change

Hooker Branded	5.4%	Hooker Branded	-3.5%
Home Meridian	-35.8%	Home Meridian	7.8%
Domestic Upholstery	-0.2%	Domestic Upholstery	-3.4%
Consolidated	-21.2%	Consolidated	15.4%

Consolidated net sales decreased by $8.3 million, or 8.8%, in the first quarter of fiscal 2026 driven by the decrease at Home Meridian, and to a lesser extent, at Domestic Upholstery. Despite the lower overall unit volume down 21.2% on a consolidated basis, the consolidated Average Selling Price (ASP) rose by 15.4% compared to the prior year. This significant increase in ASP reflects a favorable shift in product mix: sales of lower-priced Home Meridian products fell sharply, while sales of higher-priced Hooker Branded and Domestic Upholstery products made up a larger share of the total.

■	The Hooker Branded segment’s net sales increased slightly by $300,000, or 0.8%, in the first quarter of fiscal 2026, due to higher unit volume, while partially offset by lower ASP. Gross revenue in this segment increased by 1.8%; however, increased discounts reduced net sales.

■	The Home Meridian segment’s net sales decreased by $7.6 million, or 28.8%, in the first quarter of fiscal 2026, primarily due to a significant reduction in unit volume. Approximately 30% of the net sales decrease resulted from the loss of a major customer due to its bankruptcy in the prior year, with the remainder attributed to reduced sales due to macroeconomic pressures and tariff-related buying hesitancy among our customers. The ASP increase was driven by the growth in the hospitality business and a decreased proportion of lower-priced sales through traditional channels.

■	The Domestic Upholstery segment’s net sales decreased by $1.1 million, or 3.7%, in the first quarter of fiscal 2026, primarily due to decreased sales of indoor residential home furnishings, driven by ongoing challenges in demand. In contrast, outdoor furnishings business, benefiting from recent expansion of bicoastal operations, outperformed the prior year’s first quarter with a 12.7% sales increase.

	Gross Profit / (Loss) and Margin
	Thirteen Weeks Ended
	May 4,		April 28,
	2025		2024
		% Net Sales		% Net Sales	$ Change	% Change
Hooker Branded	$11,065	29.8%	$11,457	31.1%	$(392)	-3.4%
Home Meridian	2,733	14.5%	3,301	12.5%	(568)	-17.2%
Domestic Upholstery	5,280	18.3%	4,705	15.7%	575	12.2%
All Other	(76)	-15.7%	(242)	-77.6%	166	68.6%
Consolidated	$19,002	22.3%	$19,221	20.5%	$(219)	-1.1%

Consolidated gross profit remained nearly unchanged despite lower net sales, with consolidated gross margin increasing due to improvements at Home Meridian and Domestic Upholstery, partially offset by a slight decrease at Hooker Branded.

■	The Hooker Branded segment’s gross profit and margin decreased by $392,000 and 130 bps, respectively, in the first quarter of fiscal 2026, primarily driven by reduced margins on heavily discounted products. This margin loss was partially offset by decreased warehousing and distribution expenses, resulting from lower overall spending including labor costs and Asian operations expenses, partially offset by higher medical costs.

■	The Home Meridian segment’s gross profit decreased by only $568,000, while its gross margin increased by 200 bps in the first quarter of fiscal 2026, despite a significant decrease in net sales. This performance was driven by improved product margins, reduced allowances, and lower warehousing and distribution expenses in both Asian and domestic operations, all resulting from the restructuring efforts focused on restoring the segment’s profitability.

■	The Domestic Upholstery segment’s gross profit increased by $575,000, and its gross margin increased by 260 bps in the first quarter of fiscal 2026, despite a decrease in net sales. Direct material costs decreased slightly by 80 bps, while direct labor costs fell by 100 bps, driven by the cost reduction plan, as well as reduced work hours. Indirect costs remained stable as a percentage of net sales, as savings from the cost reduction plan—including lower indirect labor costs and overall spending—were largely offset by increased benefits expenses. Additionally, warehousing and distribution expenses decreased by 60 bps due to reduced labor costs and freight-out expenses.

	Selling and Administrative Expenses (S&A)
	Thirteen Weeks Ended
	May 4,		April 28,
	2025		2024
		% Net Sales		% Net Sales	$ Change	% Change
Hooker Branded	$11,037	29.7%	$11,277	30.6%	$(240)	-2.1%
Home Meridian	5,245	27.9%	6,394	24.2%	(1,149)	-18.0%
Domestic Upholstery	5,290	18.3%	5,419	18.0%	(129)	-2.4%
All Other	81	16.7%	377	120.8%	(296)	-78.5%
Consolidated	$21,653	25.4%	$23,467	25.1%	$(1,814)	-7.7%

Consolidated selling and administrative (“S&A”) expenses decreased by $1.8 million in the first quarter of fiscal 2026, driven by cost reduction measures implemented across all three segments. S&A expenses increased slightly as a percentage of net sales due to the overall decrease in net sales.

■	The Hooker Branded segment’s S&A expenses decreased by $240,000, or 90 bps, in the first quarter of fiscal 2026 compared to the same period in the prior year. This reduction resulted from lower overall spending nearly across the board, including headcount and showroom expenses. However, the decrease was partially offset by increased IT-related expenses, which were approximately $443,000 higher than the prior year’s first quarter, due to the continued refinement of the ERP system—an effort expected to persist into the foreseeable future. Benefits costs also increased by approximately $325,000 compared to the same quarter last year, which included a sizable gain from life insurance proceeds. Additional impacts included $127,000 in severance costs related to the Company’s cost reduction plan and a slight increase in selling expenses resulting from higher net sales.

■	The Home Meridian segment’s S&A expenses decreased by $1.1 million in the first quarter of fiscal 2026, primarily driven by the Company’s cost reduction plan, which included headcount reductions and reduced overall spending, as well as lower bad debt expense and selling costs associated with decreased net sales. Home Meridian recorded $144,000 in severance costs in the quarter associated with the Company’s cost reduction plan. S&A expenses increased by 370 bps due to decreased net sales.

■	The Domestic Upholstery segment’s S&A expenses decreased by $129,000 in the first quarter of fiscal 2026, due to reduced selling costs, lower bonus accruals, decreased advertising supplies, and other spending reductions. This decrease was partially offset by severance costs of approximately $113,000 and higher sample and product development costs for the High Point Market.

	Intangible Asset Impairment and Amortization
	Thirteen Weeks Ended
	May 4,		April 28,
	2025		2024
		% Net Sales		% Net Sales	$ Change	% Change
Intangible asset amortization	913	1.1%	924	1.0%	-11	-1.2%

Intangible asset amortization decreased slightly compared to the first quarter of the previous year, due to the full amortization of Sam Moore trade name. See Note 8 to our Condensed Consolidated Financial Statements for additional information.

	Operating (Loss) / Profit and Margin
	Thirteen Weeks Ended
	May 4,		April 28,
	2025		2024
		% Net Sales		% Net Sales	$ Change	% Change
Hooker Branded	$27	0.1%	$179	0.5%	$(152)	-84.9%
Home Meridian	(2,840)	-15.1%	(3,423)	-13.0%	583	17.0%
Domestic Upholstery	(595)	-2.1%	(1,308)	-4.4%	713	54.5%
All Other	(156)	-32.2%	(618)	-198.1%	462	74.8%
Consolidated	$(3,564)	-4.2%	$(5,170)	-5.5%	$1,606	31.1%

In the first quarter of fiscal 2026, we recorded an operating loss of $3.6 million, primarily due to lower sales volume. However, our cost reduction initiatives and other factors outlined earlier reduced the operating loss by $1.6 million versus the prior year.

	Income taxes
	Thirteen Weeks Ended
	May 4,		April 28,
	2025		2024
		% Net Sales		% Net Sales	$ Change	% Change
Consolidated income tax (benefit) / expense	$(764)	-0.9%	$(816)	-0.9%	$52	6.4%

Effective Tax Rate	20.0%		16.6%

We recorded income tax benefit of $764,000 and $816,000 for the fiscal 2026 and 2025 first quarters. The effective tax rates for the fiscal 2026 and 2025 first quarters were 20.0% and 16.6%, respectively. The increase in the fiscal 2026 first quarter effective tax rate was primarily attributable to a non-taxable life insurance gain recognized in the prior-year period, which reduced the comparative effective tax rate.

	Net (Loss) / Income
	Thirteen Weeks Ended
	May 4,		April 28,
	2025		2024
		% Net Sales		% Net Sales	$ Change	% Change
Consolidated net (loss) / income	$(3,052)	-3.6%	$(4,091)	-4.4%	$1,039	25.4%

Diluted (loss) / earnings per share	$(0.29)		$(0.39)

Outlook

According to U.S. Census Bureau monthly retail trade survey, furniture retail sales have shown modest improvement in recent months. April sales were slightly higher compared to the January–March period and increased 5.6% year-over-year. However, existing home sales remain subdued, currently operating at approximately 75% of typical pre-pandemic levels for the third consecutive year. Despite these headwinds, inflation and employment indicators appear to be relatively stable.

To navigate the ongoing economic challenges, we continue to prioritize product innovation, cost optimization, and operational excellence. These strategic imperatives position the business to capitalize on emerging opportunities as macroeconomic conditions improve, ultimately driving long-term shareholder value.

Key initiatives include the launch of the new Margaritaville licensing program, the development of a best-in-class international warehouse that reduces the need for domestic safety stock, preserves working capital, and shortens lead times, and the Collected Living whole-home merchandising approach, which received strong validation at the April High Point Market.

In addition, a redesigned corporate website is scheduled to launch in October. The updated site is expected to:

●	enhance digital customer experience, improve lead generation, and support omni-channel growth;

●	drive consumer engagement, streamline e-commerce navigation, and support retail partners; and

●	serve as a hub for product education and lifestyle inspiration, increasing time-on-site and conversion rates.

Within the Hooker Branded segment, the newly introduced Live Your Way strategy is designed to:

●	deliver customizable, lifestyle-oriented solutions tailored to evolving consumer preferences;

●	offer tailored upholstery options that align with today’s diverse lifestyles and consumer expectations;

●	focus on modularity, flexibility, and personalized comfort, meeting the needs of design-savvy customers; and

●	emphasize customization and quality craftsmanship, reinforcing leadership in the premium upholstery segment.

We are simultaneously driving operational efficiencies across the segments and are beginning to observe measurable improvements in performance.

Financial Condition, Liquidity and Capital Resources

Cash Flows – Operating, Investing and Financing Activities

	Thirteen Weeks Ended
	May 4,	April 28,
	2025	2024
Net cash provided by operating activities	$14,663	$1,477
Net cash used in investing activities	(967)	(959)
Net cash used in financing activities	(1,980)	(2,802)
Net increase / (decrease) in cash and cash equivalents	$11,716	$(2,284)

During fiscal 2026 first quarter, cash provided by operating activities totaled $14.7 million for the first quarter of fiscal 2026, compared to $1.5 million for the comparable prior-year period. This increase was primarily driven by favorable changes in working capital and a reduction in net loss.

●	Net Loss: we reported a net loss of $3.1 million in the first quarter of fiscal 2026, an improvement from a $4.1 million net loss in the first quarter of fiscal 2025.

●	Key drivers of operating cash flow increase

o	Improved collections of trade receivables resulted in a $18.8 million cash increase, compared to $2.1 million in the prior year first quarter, primarily related to large, project-based receipts.

o	Inventory optimization efforts resulted in a $6.4 million cash increase, compared to $5.2 million in the prior year first quarter, where we transitioned from previously elevated seasonal inventory build-up to active sell-through, especially at Hooker Branded, resulting in a net inventory reduction and significant positive cash impact.

o	Changes in prepaid expenses and other assets resulted in a $928,000 cash decrease, compared to a $2.2 million cash decrease in the prior year first quarter, reflecting approximately $1.3 million in less spending due primarily to the pause in ERP system implementation.

o	Lower compensation-related payments resulted in a $155,000 cash increase, compared to $1.8 million cash decrease in the prior year first quarter, attributed to absence of bonus payouts in the current period and decreased headcount and reduced salary and wage expenses.

●	Offsetting Factors

o	These cash inflows were partially offset by a decline in accounts payable, which resulted in a $8.5 million cash decrease, compared to a $2.1 million cash increase in the prior year first quarter, as we reduced purchasing activity and did not continue building inventory levels during the quarter.

Cash used in investing activities totaled $967,000 compared to $959,000 in the first quarter of the prior year. Cash used in financing activities totaled $2.0 million compared to $2.8 million in the prior year first quarter, due to $534,000 proceeds from revolving credit facility and the absence of term loan payments during the current quarter.

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

We incurred $480,000 in fiscal 2025 and an additional $17,000 in fiscal 2026 first quarter in debt issuance costs in connection with our term loans. As of May 4, 2025, unamortized loan costs of $456,000 were netted against the carrying value of our term loans on our consolidated balance sheets.

As of May 4, 2025, we had $22.6 million principal amount of outstanding loans and $6.7 million face amount of letters of credit. We had $40.7 million of Availability based on the current Borrowing Base. There were no additional borrowings outstanding under the Amended and Restated Loan Agreement as of May 4, 2025.

Capital Expenditures

We expect to spend approximately $2 to $3 million in capital expenditures over the remainder of fiscal 2026 to maintain and enhance our operating systems and facilities, excluding any possible spending decreases resulting from the cost reduction plan discussed above.

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

Dividends

On June 3, 2025, our board of directors declared a quarterly cash dividend of $0.23 per share which will be paid on June 30, 2025, to shareholders of record at June 16, 2025.

Critical Accounting Policies

There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our 2025 Annual Report.

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

Interest Rate Risk

Borrowings under the Amended and Restated Loan Agreement will bear interest at a rate per annum equal to the then-current Term SOFR Rate for a period of one month plus 0.10% plus a margin of 1.75%. The Term SOFR Rate will be adjusted on a monthly basis. As such, these debt instruments expose us to market risk for changes in interest rates. As of May 4, 2025, we had $22.6 million in principal amount of outstanding loans. At current borrowing levels, a 1% increase in the SOFR rate would result in an annual increase in interest expenses of approximately $226,000. There were no additional borrowings outstanding under the Amended and Restated Loan Agreement as of May 4, 2025.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended May 4, 2025. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective as of May 4, 2025 to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to the Company’s management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure and are effective to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the fiscal quarter ended May 4, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 5. Other Information

During the three months ended May 4, 2025, no director or officer of the Company adopted, terminated or modified a ‘Rule 10b5-1 trading arrangement’ or ‘non-Rule 10b5-1 trading arrangement,’ as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

3.1	Articles of Incorporation of the Company, as amended as of September 16, 2021 (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q (SEC File No. 000-25349) for the quarter ended October 31, 2021)

3.2	Amended and Restated Bylaws of the Company, as amended September 5, 2023 (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q (SEC File No. 000-25349) for the quarter ended July 30, 2023)

4.1	Articles of Incorporation of the Company, as amended (See Exhibit 3.1)

4.2	Amended and Restated Bylaws of the Company, as amended (See Exhibit 3.2)

31.1*	Rule 13a-14(a) Certification of the Company’s principal executive officer

31.2*	Rule 13a-14(a) Certification of the Company’s principal financial officer

32.1**	Rule 13a-14(b) Certification of the Company’s principal executive officer and principal financial officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*	Interactive Data Files (formatted as Inline XBRL)

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith
**	Furnished herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOOKER FURNISHINGS CORPORATION

Date: June 13, 2025	By:	/s/ C. Earl Armstrong III
C. Earl Armstrong III
Chief Financial Officer and
Senior Vice President – Finance