Form 10-Q
period 2025-08-03
HOOKER FURNISHINGS Corp
filed 2025-09-12
CIK 1077688

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended August 3, 2025

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

As of September 5, 2025, there were 10,750,033 shares of the registrant’s common stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

HOOKER FURNISHINGS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	August 3,	February 2,
	2025	2025
	(unaudited)
As of
Assets
Current assets
Cash and cash equivalents	$821	$6,295
Trade accounts receivable, net	41,316	58,198
Inventories	58,532	70,755
Income tax recoverable	39	521
Prepaid expenses and other current assets	7,434	5,355
Total current assets	108,142	141,124
Property, plant and equipment, net	28,222	28,195
Cash surrender value of life insurance policies	30,157	29,238
Deferred taxes	18,068	16,057
Operating leases right-of-use assets	41,797	45,575
Intangible assets, net	20,321	22,104
Goodwill	15,036	15,036
Other assets	16,300	16,613
Total non-current assets	169,901	172,818
Total assets	$278,043	$313,942

Liabilities and Shareholders’ Equity
Current liabilities
Trade accounts payable	$14,116	$20,001
Accrued salaries, wages and benefits	4,465	3,851
Accrued income taxes	34	49
Customer deposits	6,781	5,655
Current portion of operating lease liabilities	7,798	7,502
Other accrued expenses	2,947	2,916
Total current liabilities	36,141	39,974
Long term debt	5,225	21,717
Deferred compensation	6,454	6,795
Operating lease liabilities	37,103	41,073
Total long-term liabilities	48,782	69,585
Total liabilities	84,923	109,559

Shareholders’ equity
Common stock, no par value, 20,000 shares authorized, 10,750 and 10,703 shares issued and outstanding on each date	50,619	50,474
Retained earnings	141,996	153,336
Accumulated other comprehensive income	505	573
Total shareholders’ equity	193,120	204,383
Total liabilities and shareholders’ equity	$278,043	$313,942

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

HOOKER FURNISHINGS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	For the
	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 3,	July 28,	August 3,	July 28,
	2025	2024	2025	2024

Net sales	$82,149	$95,081	$167,465	$188,652

Cost of sales	65,312	74,159	131,627	148,358

Gross profit	16,837	20,922	35,838	40,294

Selling and administrative expenses	20,366	23,147	42,018	46,614
Intangible asset amortization	872	924	1,785	1,849

Operating (loss) / income	(4,401)	(3,149)	(7,965)	(8,169)

Other income, net	92	1,486	218	1,963
Interest expense, net	171	203	549	567

(Loss) / income before income taxes	(4,480)	(1,866)	(8,296)	(6,773)

Income tax (benefit) / expense	(1,203)	85	(1,967)	(731)

Net (loss) / income	$(3,277)	$(1,951)	$(6,329)	$(6,042)

(Loss) / earnings per share
Basic	$(0.31)	$(0.19)	$(0.60)	$(0.57)
Diluted	$(0.31)	$(0.19)	$(0.60)	$(0.57)

Weighted average shares outstanding:
Basic	10,612	10,521	10,587	10,509
Diluted	10,612	10,521	10,587	10,509

Cash dividends declared per share	$0.23	$0.23	$0.46	$0.46

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

HOOKER FURNISHINGS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) / INCOME

(In thousands)

(Unaudited)

	For the
	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 3,	July 28,	August 3,	July 28,
	2025	2024	2025	2024

Net (loss) / income	$(3,277)	$(1,951)	$(6,329)	$(6,042)
Other comprehensive income:
Actuarial adjustments	(45)	(59)	(89)	(118)
Income tax effect on adjustments	11	14	21	28
Adjustments to net periodic benefit cost	(34)	(45)	(68)	(90)

Total comprehensive (loss) / income	$(3,311)	$(1,996)	$(6,397)	$(6,132)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

HOOKER FURNISHINGS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the
	Twenty-Six Weeks Ended
	August 3,	July 28,
	2025	2024
Operating Activities:
Net (loss) / income	$(6,329)	$(6,042)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,375	4,617
Deferred income tax expense	(1,990)	(1,941)
Noncash restricted stock and performance awards	144	425
Provision for doubtful accounts and sales allowances	(182)	(326)
Gain on life insurance policies	(724)	(1,596)
Loss / (gain) on disposal of assets	15	(2)
Changes in assets and liabilities:
Trade accounts receivable	17,063	7,608
Inventories	12,224	4,716
Income tax recoverable	482	1,141
Prepaid expenses and other assets	(2,370)	(6,153)
Trade accounts payable	(6,037)	3,434
Accrued salaries, wages, and benefits	614	(1,326)
Accrued income taxes	(16)	-
Customer deposits	1,125	2,794
Operating lease assets and liabilities	105	284
Other accrued expenses	39	(1,919)
Deferred compensation	(431)	(400)
Net cash provided by operating activities	$18,107	$5,314

Investing Activities:
Purchases of property and equipment	(1,695)	(1,421)
Premiums paid on life insurance policies	(326)	(326)
Proceeds received on life insurance policies	-	936
Proceeds from sales of assets	-	3
Net cash used in investing activities	$(2,021)	$(808)

Financing Activities:
Proceeds from revolving credit facility	32,440	-
Payments on revolving credit facility	(48,956)	-
Payments for long-term loans	-	(700)
Cash dividends paid	(5,011)	(4,915)
Debt issuance cost	(33)	-
Net cash used in financing activities	$(21,560)	$(5,615)

Net decrease in cash and cash equivalents	(5,474)	(1,109)
Cash and cash equivalents - beginning of year	6,295	43,159
Cash and cash equivalents - end of quarter	$821	$42,050

Supplemental disclosure of cash flow information:
Cash paid for / (refund of) income taxes, net of refund	$(443)	$65
Cash paid for interest, net	609	728

Non-cash transactions:
Increase in lease liabilities arising from changes in right-of-use assets	$10	$903
Increase in property and equipment through accrued purchases	152	11

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

HOOKER FURNISHINGS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except per share data)

(Unaudited)

				Accumulated
				Other	Total
	Common Stock		Retained	Comprehensive	Shareholders’
	Shares	Amount	Earnings	Income	Equity
Balance at April 28, 2024	10,679	$49,729	$169,174	$689	$219,592
Net loss for the 13 weeks ended July 28, 2024			(1,951)		(1,951)
Actuarial adjustments on defined benefit plan, net of tax of $14				(45)	(45)
Cash dividends paid and accrued ($0.23 per share)			(2,478)		(2,478)
Restricted stock grants, net of forfeitures	35	(132)			(132)
Restricted stock compensation cost		496			496
Performance-based restricted stock units cost		(143)			(143)
Balance at July 28, 2024	10,714	$49,950	$164,745	$644	$215,339

Balance at May 4, 2025	10,712	$50,831	$147,787	$539	$199,157
Net loss for the 13 weeks ended August 3, 2025			(3,277)		(3,277)
Actuarial adjustments on defined benefit plan, net of tax of $11				(34)	(34)
Cash dividends paid and accrued ($0.23 per share)			(2,514)		(2,514)
Restricted stock grants, net of forfeitures	38	-			-
Restricted stock compensation cost		218			218
Performance-based restricted stock units cost		(430)			(430)
Balance at August 3, 2025	10,750	$50,619	$141,996	$505	$193,120

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

HOOKER FURNISHINGS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (CONT.)

(In thousands, except per share data)

(Unaudited)

				Accumulated
				Other	Total
	Common Stock		Retained	Comprehensive	Shareholders’
	Shares	Amount	Earnings	Income (loss)	Equity
Balance at January 28, 2024	10,672	$49,524	$175,717	$734	$225,975
Net loss for the 26 weeks ended July 28, 2024			(6,042)		(6,042)
Actuarial adjustments on defined benefit plan, net of tax of $28				(90)	(90)
Cash dividends paid ($0.46 per share)			(4,930)		(4,930)
Restricted stock grants, net of forfeitures	42	(338)			(338)
Restricted stock compensation cost		765			765
Performance-based restricted stock units costs		(1)			(1)
Balance at July 28, 2024	10,714	$49,950	$164,745	$644	$215,339

Balance at February 2, 2025	10,703	$50,474	$153,336	$573	$204,383
Net loss for the 26 weeks ended August 3, 2025			(6,329)		(6,329)
Actuarial adjustments on defined benefit plan, net of tax of $21				(68)	(68)
Cash dividends paid ($0.46 per share)			(5,011)		(5,011)
Restricted stock grants, net of forfeitures	47	(211)			(211)
Restricted stock compensation cost		635			635
Performance-based restricted stock units costs		(279)			(279)
Balance at August 3, 2025	10,750	$50,619	$141,996	$505	$193,120

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

HOOKER FURNISHINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar and share amounts in tables, except per share amounts, in thousands unless otherwise indicated)

(Unaudited)

For the Twenty-Six Weeks Ended August 3, 2025

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

The financial statements contained herein are being filed as part of a quarterly report on Form 10-Q covering the 2026 fiscal year thirteen-week period (also referred to as “three months,” “three-month period,” “quarter,” “second quarter” or “quarterly period”) that began May 5, 2025, and the twenty-six week period (also referred to as “six months,” “six-month period” or “first half”) that began February 3, 2025, which both ended August 3, 2025. This report discusses our results of operations for these periods compared to the 2025 fiscal year thirteen-week period that began April 29, 2024, and the twenty-six-week period that began January 29, 2024, which both ended July 28, 2024; and our financial condition as of August 3, 2025 compared to February 2, 2025.

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

In December 2023, the FASB issued Accounting Standards Updates “ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures”. The new guidance requires enhanced effective tax rate reconciliation and income taxes paid disclosures. ASU 2023-09 is effective for annual periods beginning after December 15, 2024 (our fiscal 2026). We are currently evaluating the impact that the adoption of this new guidance will have on our consolidated financial statements and will add necessary disclosures upon adoption.

In November 2024, the FASB issued ASU 2024-03, “Disaggregation of income statement expenses”. The new guidance requires new tabular disclosures to disaggregate prescribed natural expenses underlying any income statement caption. ASU 2024-03 is effective for annual periods beginning after December 15, 2026 (our fiscal 2028). We are currently evaluating the impact that the adoption of this new guidance will have on our consolidated financial statements and will add necessary disclosures upon adoption.

We reviewed all other newly issued accounting pronouncements and concluded that they are either not applicable to our business or are not expected to have a material effect on our consolidated financial statements as a result of future adoption.

3.	Accounts Receivable

	August 3,	February 2,
	2025	2025
Gross accounts receivable	$47,132	$64,344
Customer allowances	(1,084)	(1,019)
Allowance for doubtful accounts	(4,732)	(5,127)
Trade accounts receivable	$41,316	$58,198

4.	Inventories

	August 3,	February 2,
	2025	2025
Finished furniture	$70,745	$82,635
Furniture in process	1,588	1,524
Materials and supplies	11,574	11,229
Inventories at FIFO	83,907	95,388
Reduction to LIFO basis	(25,375)	(24,633)
Inventories	$58,532	$70,755

5.	Property, Plant and Equipment

	Depreciable Lives	August 3,	February 2,
	(In years)	2025	2025

Buildings and land improvements	15 - 30	$34,446	$34,439
Machinery and equipment	10	12,248	12,165
Computer software and hardware	3 - 10	8,231	8,581
Leasehold improvements	Term of lease	13,646	13,233
Furniture and fixtures	3 - 10	7,497	7,487
Other	5	701	701
Total depreciable property at cost		76,769	76,606
Less accumulated depreciation		(52,912)	(51,443)
Total depreciable property, net		23,857	25,163
Land		1,077	1,077
Construction-in-progress		3,288	1,955
Property, plant and equipment, net		$28,222	$28,195

6.	Cloud Computing Hosting Arrangement

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

During the second quarter of fiscal 2026, we capitalized $287,000 of implementation costs and interest, related to the ERP system and a new supply chain planning software, compared with $1.2 million in the second quarter of fiscal 2025. For the six-month periods, capitalized implementation costs and interest totaled $551,000 in fiscal 2026 and $2.6 million in fiscal 2025. Amortization expense was $368,000 in the second quarter of fiscal 2026 and $292,000 in the second quarter of fiscal 2025, and $735,000 and $582,000 for the respective six-month periods.

The capitalized implementation costs at August 3, 2025 and February 2, 2025 were as follows:

	August 3, 2025		February 2, 2025
	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization
Implementation Costs	$17,210	$(2,287)	$16,782	$(1,561)
Interest Expenses	720	(36)	596	(27)

7.	Fair Value Measurements

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

As of August 3, 2025 and February 2, 2025, Company-owned life insurance was measured at fair value on a recurring basis based on Level 2 inputs. The fair value of the Company-owned life insurance is determined by inputs that are readily available in public markets or can be derived from information available in publicly quoted markets. Additionally, the fair value of the Company-owned life insurance is marked to market each reporting period and any change in fair value is reflected in income for that period.

Our assets measured at fair value on a recurring basis at August 3, 2025 and February 2, 2025, were as follows:

	Fair value at August 3, 2025				Fair value at February 2, 2025
Description	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets measured at fair value
Company-owned life insurance	$-	$30,157	$-	$30,157	$-	$29,238	$-	$29,238

8.	Intangible Assets

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

	August 3, 2025		February 2, 2025
	Gross carrying amount	Impairment / Accumulated Amortization	Gross carrying amount	Impairment / Accumulated Amortization
Intangible assets with indefinite lives:
Goodwill
Domestic Upholstery - Shenandoah *	490	-	490	-
Domestic Upholstery - Sunset West	14,462	-	14,462	-
All Other - BOBO Intriguing Objects	84	-	84	-
Goodwill	15,036	-	15,036	-

Trademarks and Trade names *	5,180	-	5,180	-

Intangible assets with definite lives:
Customer Relationships	38,001	(24,029)	38,001	(22,349)
Trademarks and Trade names	2,334	(1,164)	2,334	(1,062)

Intangible assets, net	45,515	(25,193)	45,515	(23,411)

*:	The amounts are net of impairment charges of $16.4 million related to Shenandoah goodwill and $7.6 million related to certain Home Meridian segment trade names, of which $4.8 million were recorded in fiscal 2021 and $2.8 million were recorded in fiscal 2025.

Amortization expenses for intangible assets with definite lives were $872,000 and $924,000 for the second quarters of fiscal 2026 and 2025, respectively, and $1.8 million for the first half of both fiscal 2026 and 2025. For the remainder of fiscal 2026, amortization expense is expected to be approximately $1.7 million.

9.	Leases

We have operating leases for warehouses, showrooms, manufacturing facilities, offices and equipment. Sub-lease income totaled $119,000 in the second quarter and $200,000 for the first half of fiscal 2026, compared with $18,000 and $71,000, respectively, in fiscal 2025 periods.

The components of lease cost and supplemental cash flow information for leases for the second quarters and six-months of fiscal 2026 and 2025 were:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 3, 2025	July 28, 2024	August 3, 2025	July 28, 2024
Operating lease cost	$2,515	$2,533	$5,056	$5,060
Variable lease cost	74	83	163	188
Short-term lease cost	50	83	99	199
Total operating lease cost	$2,639	$2,699	$5,318	$5,447

Operating cash outflows	$2,601	$2,554	$5,213	$5,163

The right-of-use assets and lease liabilities recorded on our condensed consolidated balance sheets as of August 3, 2025 and February 2, 2025 were as follows:

	August 3, 2025	February 2, 2025
Real estate	$40,995	$44,640
Property and equipment	802	935
Total operating leases right-of-use assets	$41,797	$45,575

Current portion of operating lease liabilities	$7,798	$7,502
Long term operating lease liabilities	37,103	41,073
Total operating lease liabilities	$44,901	$48,575

The weighted-average discount rate is 5.53%. The weighted-average remaining lease term is 5.8 years.

The following table reconciles the undiscounted future lease payments for operating leases to the operating lease liabilities recorded in the condensed consolidated balance sheets on August 3, 2025:

Undiscounted Future Operating Lease Payments
Remainder of fiscal 2026	$5,008
2027	10,091
2028	8,426
2029	7,725
2030	7,337
2031 and thereafter	14,481
Total lease payments	$53,068
Less: impact of discounting	(8,167)
Present value of lease payments	$44,901

During the fiscal 2026 second quarter, we entered into an agreement to terminate and surrender the Georgia warehouse by October 31, 2025. This amendment is expected to reduce right-of-use assets by approximately $10.1 million, lease liabilities by $10.7 million, and lease payments by $13.4 million over the remaining lease term. Since the agreement has not yet commenced, the modification is not reflected in the table above.

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

We incurred $480,000 in fiscal 2025 and an additional $33,000 in fiscal 2026 first half in debt issuance costs in connection with our term loans. As of August 3, 2025, unamortized loan costs of $447,000 were netted against the carrying value of our term loans on our consolidated balance sheets.

As of August 3, 2025, we had $5.6 million principal amount of outstanding loans and $6.7 million face amount of letters of credit. We had $57.7 million of Availability based on the current Borrowing Base. There were no additional borrowings outstanding under the Amended and Restated Loan Agreement as of August 3, 2025.

11.	Earnings Per Share

We refer you to the discussion of Earnings Per Share in Note 1. Summary of Significant Accounting Policies, in the financial statements included in our 2025 Annual Report, for additional information concerning the calculation of earnings per share (EPS).

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

We expect to continue to grant these types of awards annually in the future. The following table sets forth the number of outstanding restricted stock awards and RSUs and PSUs, net of forfeitures and vested shares, as of the fiscal period-end dates indicated:

	August 3,	February 2,
	2025	2025
Restricted shares	126	151
RSUs and PSUs	183	115
	309	266

All restricted shares, RSUs and PSUs awarded that have not yet vested are considered when computing diluted earnings per share.

The following table sets forth the computation of basic and diluted earnings per share:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 3,	July 28,	August 3,	July 28,
	2025	2024	2025	2024
Net (loss) / income	$(3,277)	$(1,951)	$(6,329)	$(6,042)
Less: Unvested participating restricted stock dividends	29	41	62	82
Net earnings allocated to unvested participating restricted stock	-	-	-	-
(Loss) / Earnings available for common shareholders	(3,306)	(1,992)	(6,391)	(6,124)

Weighted average shares outstanding for basic earnings per share	10,612	10,521	10,587	10,509
Dilutive effect of unvested restricted stock, RSU and PSU awards	-	-	-	-
Weighted average shares outstanding for diluted earnings per share	10,612	10,521	10,587	10,509

Basic (loss) / earnings per share	$(0.31)	$(0.19)	$(0.60)	$(0.57)

Diluted (loss) / earnings per share	$(0.31)	$(0.19)	$(0.60)	$(0.57)

Due to net losses, approximately 106,000 shares and 115,000 shares for the second quarter and first half of fiscal 2026, and 169,000 shares and 176,000 shares for the second quarter and first half of fiscal 2025, respectively, would have been antidilutive and are therefore excluded from the calculation of earnings per share, respectively.

12.	Income Taxes

We recorded an income tax benefit of $1.2 million for the fiscal 2026 second quarter, compared to an income tax expense of $85,000 in the fiscal 2025 second quarter. The effective tax rates for these periods were 26.9% and (4.5%), respectively. The fiscal 2025 second quarter reflected an income tax expense despite a pretax loss due to the effective tax rate annualization method. For the first half of fiscal 2026, we recorded income tax benefits of $2.0 million compared to $731,000 in the prior-year period, with effective tax rates of 23.7% and 10.8%, respectively. The differences in the rates reflect the impacts of favorable tax adjustments, specifically the cash surrender value gain of company-owned life insurance, over expected pretax income in fiscal 2025 as opposed to an expected pretax loss in fiscal 2026 under the annualization method.

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

We define our segments as those operations our chief operating decision maker (“CODM”) regularly reviews to analyze performance and allocate resources. The Company’s CODM is the Chief Executive Officer. The CODM regularly reviews net sales, gross profit, and operating income by segment as the primary measures of segment performance. The CODM reviews net sales as a primary indicator of operational performance, assessing how much revenue is brought in from core business activities, after returns, allowances, and discounts, which reflects demand and execution of each segment’s strategy. Gross profit, which is derived from net sales and cost of sales, is reviewed by the CODM as a diagnostic metric, particularly useful in evaluating margin trends. Operating income is the key profitability metric used to assess performance across segments and make decisions related to resource allocation, including capital expenditures, headcount, and other investment initiatives. Each of these metrics are considered in budgeting, forecasting, and operational planning decisions.

For financial reporting purposes, we are organized into three reportable segments and “All Other”, which includes the remainder of our businesses:

■	Hooker Branded, consisting of the operations of our imported Hooker Casegoods and Hooker Upholstery businesses;

■	Home Meridian, is a stand-alone, mostly autonomous business that serves a different type or class of customer than do our other operating segments and at much lower margins;

■	Domestic Upholstery, which includes the domestic upholstery manufacturing operations of Bradington-Young, HF Custom (formerly Sam Moore), Shenandoah Furniture and Sunset West; and

■	All Other, consisting of intercompany eliminations and operating segments that are not individually reportable. Due to a change in the way management internally evaluates operating performance, beginning with the fiscal 2026 first quarter, Hooker Branded and Domestic Upholstery segments’ results now include all the sales of products formerly included in H Contract’s results. Fiscal 2025 results discussed below have been recast to reflect this change.

The following tables present segment information for the periods, and as of the dates, indicated.

	Thirteen Weeks Ended				Twenty-Six Weeks Ended
	August 3, 2025		July 28, 2024		August 3, 2025		July 28, 2024
		% Net		% Net		% Net		% Net
Net Sales		Sales		Sales		Sales		Sales
Hooker Branded	$36,250	44.1%	$35,785	37.6%	$73,359	43.8%	$72,593	38.5%
Home Meridian	16,932	20.6%	30,516	32.1%	35,742	21.3%	56,940	30.2%
Domestic Upholstery	28,677	34.9%	28,556	30.0%	57,590	34.4%	58,583	31.1%
All Other	290	0.4%	224	0.2%	774	0.5%	536	0.3%
Consolidated	$82,149	100%	$95,081	100%	$167,465	100%	$188,652	100%

Cost of Sales
Hooker Branded	$25,709	70.9%	$25,077	70.1%	$51,754	70.5%	$50,428	69.5%
Home Meridian	15,878	93.8%	24,570	80.5%	31,955	89.4%	47,543	83.5%
Domestic Upholstery	23,372	81.5%	23,910	83.7%	47,005	81.6%	49,232	84.0%
All Other	353	121.7%	602	268.8%	913	118.0%	1,155	215.5%
Consolidated	$65,312	79.5%	$74,159	78.0%	$131,627	78.6%	$148,358	78.6%

Gross Profit
Hooker Branded	$10,541	29.1%	$10,708	29.9%	$21,605	29.5%	$22,165	30.5%
Home Meridian	1,054	6.2%	5,946	19.5%	3,787	10.6%	9,397	16.5%
Domestic Upholstery	5,305	18.5%	4,646	16.3%	10,585	18.4%	9,351	16.0%
All Other	(63)	-21.7%	(378)	-168.8%	(139)	-18.0%	(619)	-115.5%
Consolidated	$16,837	20.5%	$20,922	22.0%	$35,838	21.4%	$40,294	21.4%

Selling and Administrative Expenses
Hooker Branded	$10,532	29.1%	$11,037	30.8%	$21,569	29.4%	$22,316	30.7%
Home Meridian	4,641	27.4%	6,511	21.3%	9,886	27.7%	12,905	22.7%
Domestic Upholstery	5,169	18.0%	5,338	18.7%	10,458	18.2%	10,756	18.4%
All Other	24	8.3%	261	116.5%	105	13.6%	637	118.8%
Consolidated	$20,366	24.8%	$23,147	24.3%	$42,018	25.1%	$46,614	24.7%

Intangible assets amortization
Home Meridian	$328	1.9%	$330	1.1%	$655	1.8%	$661	1.2%
Domestic Upholstery	544	1.9%	594	2.1%	1,130	2.0%	1,188	2.0%
Consolidated	$872	1.1%	$924	1.0%	$1,785	1.1%	$1,849	1.0%

Operating (Loss) / Income
Hooker Branded	$10	0.0%	$(329)	-0.9%	$37	0.1%	$(150)	-0.2%
Home Meridian	(3,916)	-23.1%	(896)	-2.9%	(6,754)	-18.9%	(4,169)	-7.3%
Domestic Upholstery	(408)	-1.4%	(1,285)	-4.5%	(1,004)	-1.7%	(2,593)	-4.4%
All Other	(87)	-30.0%	(639)	-285.3%	(244)	-31.5%	(1,257)	-234.5%
Consolidated	$(4,401)	-5.4%	$(3,149)	-3.3%	$(7,965)	-4.8%	$(8,169)	-4.3%

Other Income, net
Hooker Branded	$13	0.0%	$358	1.0%	$94	0.1%	$744	1.0%
Home Meridian	47	0.3%	16	0.1%	61	0.2%	106	0.2%
Domestic Upholstery	-	0.0%	766	2.7%	-	0.0%	766	1.3%
All Other	32	11.0%	346	154.5%	63	8.1%	347	64.7%
Consolidated	$92	0.1%	$1,486	1.6%	$218	0.1%	$1,963	1.0%

Interest expense - Corporate	$171	0.2%	$203	0.2%	$549	0.3%	$567	0.3%

Income taxes - Corporate	$(1,203)	-1.5%	$85	0.1%	$(1,967)	-1.2%	$(731)	-0.4%

Net (loss) / income - Corporate	$(3,277)	-4.0%	$(1,951)	-2.1%	$(6,329)	-3.8%	$(6,042)	-3.2%

We recorded $2.0 million in consolidated restructuring costs in the second quarter of fiscal 2026. These costs included $1.3 million in severance and warehouse consolidation expenses and approximately $700,000 in inventory liquidation losses at the Georgia warehouse. For the first half of fiscal 2026, total restructuring costs were $2.5 million, consisting of $1.7 million in severance and warehouse consolidation expenses and $821,000 in inventory liquidation losses at the same facility. As of August 3, 2025 and February 2, 2025, we had accrued restructuring charges of approximately $300,000 and $174,000, respectively. The balance as of August 3, 2025 is expected to be paid during the next five months. The restructuring costs were recorded under cost of sales and selling and administrative expenses in the statements of operations.

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 3, 2025	July 28, 2024	August 3, 2025	July 28, 2024
Restructuring Costs
Hooker Branded	$655	$-	$782	$-
Home Meridian	1,161	-	1,437	-
Domestic Upholstery	152	-	265	-
All Other	38	-	45	-
Consolidated	$2,006	$-	$2,529	$-

Capital Expenditures
Hooker Branded	$749	$240	$1,424	$445
Home Meridian	16	16	149	251
Domestic Upholstery	79	323	122	714
All Other	-	-	-	11
Consolidated	$844	$579	$1,695	$1,421

Depreciation & Amortization
Hooker Branded	$536	$562	$1,068	$1,114
Home Meridian	586	659	1,169	1,284
Domestic Upholstery	998	1,087	2,033	2,166
All Other	52	27	105	53
Consolidated	$2,172	$2,335	$4,375	$4,617

	As of August 3,		As of February 2,
	2025	%Total	2025	% Total
Assets		Assets		Assets
Hooker Branded	$144,062	59.4%	$153,373	55.4%
Home Meridian	43,209	17.8%	62,338	22.5%
Domestic Upholstery	54,845	22.6%	58,746	21.2%
All Other	571	0.2%	2,344	0.8%
Consolidated Assets	$242,687	100%	$276,801	100%
Consolidated Goodwill
and Intangibles	35,356		37,141
Total Consolidated Assets	$278,043		$313,942

Sales by product type are as follows:

	Net Sales (in thousands)
	Thirteen Weeks Ended				Twenty-Six Weeks Ended
	August 3, 2025	%Total	July 28, 2024	% Total	August 3, 2025	%Total	July 28, 2024	% Total
Casegoods	$47,459	58%	$55,731	59%	$96,829	58%	$108,583	58%
Upholstery	34,690	42%	39,350	41%	70,636	42%	80,069	42%
	$82,149	100%	$95,081	100%	$167,465	100%	$188,652	100%

14.	Subsequent Events

Dividends

On September 9, 2025, our board of directors declared a quarterly cash dividend of $0.23 per share which will be paid on September 30, 2025 to shareholders of record at September 19, 2025.

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

Forward-Looking Statements

Certain statements made in this report, including statements under Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in the notes to the consolidated financial statements included in this report, are not based on historical facts, but are forward-looking statements.  These statements reflect our reasonable judgment with respect to future events and typically can be identified by the use of forward-looking terminology such as “believes,” “expects,” “projects,” “intends,” “plans,” “may,” “will,” “should,” “would,” “could,” or “anticipates,” or the negatives thereof, or other variations thereof, or comparable terminology, or by discussions of strategy.  Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements.  Those risks and uncertainties include but are not limited to:

(1) adverse political acts or developments in, or affecting, the international markets from which we import products and some components used in our Domestic Upholstery segment, including duties or tariffs imposed on those products or product components by foreign governments or the U.S. government, such as the current twenty percent tariff, potential additional higher reciprocal tariffs on imports from key sourcing countries, U.S. Department of Commerce’s Section 232 investigation into timber, lumber, and their derivative products, including furniture, affecting the countries from which we source imported home furnishings and components, including the possible adverse effects on our sales, earnings, and liquidity;

(2) general economic or business conditions, both domestically and internationally, including the current macro-economic uncertainties and challenges to the retail environment for home furnishings along with instability in the financial and credit markets, in part due to fluctuating interest rates and housing market volatility, which can affect consumer spending patterns, existing home sales, and demand for home furnishings, including their potential impact on (i) our sales and operating costs and access to financing, (ii) customers, and (iii) suppliers and their ability to obtain financing or generate the cash necessary to conduct their respective businesses;

(3) the impairment of our long-lived assets, which can result in reduced earnings and net worth;

(4) the cyclical nature of the furniture industry, which is particularly sensitive to changes in consumer confidence, the amount of consumers’ income available for discretionary purchases, and the availability and terms of consumer credit;

(5) risks associated with the ultimate outcome of our cost reduction plans, including the amounts and timing of savings realized and the ability to scale the business appropriately as customer demand increases or decreases based on the macroeconomic environment;

(6) risks associated with the ongoing restructuring and review of the Home Meridian (HMI) segment, including uncertainties related to the successful execution of cost reduction plans, the impact of exiting unprofitable product lines and facilities, and the potential to achieve consistent profitability in the future, including the buying hesitancy of its customer base due to tariff and other economic uncertainties;

(7) risk associated with the planned exit of our Savannah, Georgia warehouse, including executing a timely exit, the costs and availability of temporary warehousing, moving and start-up costs, ERP and technology-related risks, the timing and amounts of related restructuring charges and expected cost savings, as well as possible related disruptions to sales, earnings, revenue;

(8) risks associated with our new warehouse facility in Vietnam, including our ability to execute the planned shift of inventories from domestic facilities to Vietnam without increasing overall inventories and adversely affecting working capital levels and start-up risks including technology-related risks or disruption in our offshore suppliers or the transportation and handling industries, including labor stoppages, strikes, or slowdowns, and the ability to timely fulfill customer orders;

(9) the risks specifically related to the concentrations of a material part of our sales and accounts receivable in only a few customers, including the loss of several large customers through business consolidations, failures or other reasons, or the loss of significant sales programs with major customers;

(10) risks associated with our reliance on offshore sourcing and the cost of imported goods, including fluctuation in the prices of purchased finished goods, customs issues, freight costs, including the price and availability of shipping containers, ocean vessels, domestic trucking, and warehousing costs and the risk that a disruption in our supply chain or the transportation and handling industries, including labor stoppages, strikes, or slowdowns, could adversely affect our ability to timely fulfill customer orders;

(11) interruption, inadequacy, security breaches or integration failure of our information systems or information technology infrastructure, related service providers or the internet or other related issues including unauthorized disclosures of confidential information, hacking or other cybersecurity threats or inadequate levels of cyber insurance or risks not covered by cyber insurance;

(12) difficulties in forecasting demand for our imported products and raw materials used in our domestic operations;

(13) our inability to collect amounts owed to us or significant delays in collecting such amounts;

(14) the risks associated with our Amended and Restated Loan Agreement, including the fact that our asset-based lending facility is secured by substantially all of our assets and contains provisions which limit the amount of our future borrowings under the facility, as well as financial and negative covenants that, among other things, may limit our ability to incur additional indebtedness;

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

(25) changes in consumer preferences, including increased demand for lower-priced furniture, especially in light of recently imposed tariffs on imported furniture.

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

Quarterly Reporting

This quarterly report on Form 10-Q includes our unaudited condensed consolidated financial statements for the 2026 fiscal year thirteen-week period (also referred to as “three months,” “three-month period,” “quarter,” “second quarter” or “quarterly period”) that began May 5, 2025 and the twenty-six-week period (also referred to as “six months”, “six-month period” or “first half”) that began February 3, 2025, which both ended August 3, 2025. This report discusses our results of operations for these periods compared to the 2025 fiscal year thirteen-week period that began April 29, 2024, and the twenty-six-week period that began January 29, 2024, which both ended July 28, 2024; and our financial condition as of August 3, 2025 compared to February 2, 2025.

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

For the Hooker Branded and Domestic Upholstery segments, we generally consider backlogs to be one helpful indicator of sales for the upcoming 30-day period, but because of our relatively quick delivery and our cancellation policies, we do not consider order backlogs to be a reliable indicator of expected long-term sales. We generally consider the Home Meridian segment’s backlog to be one helpful indicator of that segment’s sales for the upcoming 90-day period. Due to (i) the average sales order sizes of its mass and mega account channels of distribution, (ii) the proprietary nature of many of its products and (iii) the project nature of its hospitality business, for which average order sizes tend to be larger, the Home Meridian segment’s order backlog tends to be larger.

At August 3, 2025, our backlog of unshipped orders was as follows:

		Order Backlog
		(Dollars in 000s)
Reporting Segment	August 3, 2025	February 2, 2025	July 28, 2024

Hooker Branded	$15,701	$13,109	$15,895
Home Meridian	16,138	21,002	43,918
Domestic Upholstery	19,313	18,123	18,066
All Other	-	402	-

Consolidated	$51,152	$52,636	$77,879

At the end of the second quarter of fiscal 2026, consolidated order backlog experienced a modest decrease of 2.8% compared to the fiscal year-end on February 2, 2025, These decreases were driven by the Home Meridian segment, where incoming orders and backlog decreased significantly due to softer demand from macroeconomic pressures, tariff-related buying hesitancy among value-focused customers, and the loss of orders from a major customer that filed for bankruptcy in calendar 2024.

In contrast, Domestic Upholstery backlog rose nearly 7% compared to both year-end and the prior year’s quarter-end, with three of its four divisions showing increases across both periods. Hooker Branded’s backlog was flat compared to last year’s second quarter, but increased nearly 20% from year-end, supported by a 10.6% rise in incoming orders during the second quarter.

Executive Summary

During the second quarter of fiscal 2026, the home furnishings industry continued to face a challenging macroeconomic environment, as reflected in several key economic indicators. Existing home sales also remained at historically low levels, particularly for single-family homes, which are a key driver of home furnishings sales. Elevated mortgage rates continued to pressure housing affordability and dampen turnover in the housing market, limiting consumer willingness to invest in home-related products. The Consumer Price Index (CPI) remains elevated, reflecting persistent inflationary pressures, while the Index of Consumer Sentiment indicated continued weakness in consumer confidence. Additionally, since the early 1980s, the average age of first time homebuyers has increased by nearly ten years over four decades. Collectively, these factors contributed to reduced demand across the industry.

The Home Meridian segment was most heavily impacted by these conditions, given its value-focused customer base. Inflationary pressures and weak consumer sentiment disproportionately affected demand for lower-priced products, while tariff-related buying hesitancy further pressured its revenue. As a result of these factors, and the absence of sales from a major customer’s bankruptcy in the prior year and lower hospitality shipments due to the project-based nature and timing of these sales, Home Meridian’s net sales declined by 44.5% in the second quarter, and gross margin decreased by 1,330 bps.

In contrast, the Hooker Branded and Domestic Upholstery segments demonstrated modest recovery in net sales during the quarter, reflecting some stabilization in higher-priced product categories. However, sales volumes in these segments remain at historically low levels due to ongoing weakness in the housing market and subdued housing demand.

In response to these persistent macroeconomic challenges, we remain focused on factors within our control:

●	On the revenue side, we are preparing for the October debut of our new collection with Margaritaville and continuing to emphasize growth opportunities in the hospitality and contract channels. The newly leased Vietnam fulfillment warehouse is already operating as planned, reaching two-thirds capacity and reducing direct container lead times from six months to just four to six weeks. This not only enhances our ability to serve large customers and optimize U.S. inventory but also improves container customization options while reducing dependence on domestic warehousing.

●	On the cost side, we are executing an ongoing cost reduction plan. Operating expenses, which also included $1.3 million in restructuring costs, decreased by $1.6 million in the second quarter. For the first half of fiscal 2026, which included $1.7 million in restructuring costs, operating expenses decreased by $3.7 million. These actions reflect our commitment to aligning costs with current demand levels while positioning the Company for long-term recovery and growth.

Net sales of $82.1 million were down 13.6% from the prior year second quarter. We recorded $2.0 million in consolidated restructuring costs in the second quarter of fiscal 2026. These costs included $1.3 million in severance and warehouse consolidation expenses and approximately $700,000 in inventory liquidation losses at the Georgia warehouse. For the first half of fiscal 2026, total restructuring costs were $2.5 million, consisting of $1.7 million in severance and warehouse consolidation expenses and $821,000 in inventory liquidation losses at the same facility. Operating loss was $4.4 million versus $3.1 million last year, reflecting lower Home Meridian volumes and an unfavorable product-customer mix. Hooker Branded achieved breakeven in operating results for the quarter despite including $655,000 restructuring costs, while Domestic Upholstery reduced its operating loss by $877,000 or 68% compared to the same quarter last year, despite including $152,000 restructuring costs. The consolidated net loss for the quarter was $3.3 million, or ($0.31) per diluted share, compared to a net loss of $2.0 million, or ($0.19) per diluted share, in the same quarter last year. The consolidated net loss for the six-month period was $6.3 million, or ($0.60) per diluted share, compared to a net loss of $6.0 million, or ($0.57) per diluted share, in the prior year period.

Multi-Phased Cost Reduction Initiatives

We are executing a multi-phase cost reduction strategy aimed at achieving approximately $25 million in annualized savings by next year (fiscal year 2027). In fiscal 2025, we identified $10 million of expense reduction opportunities and realized approximately $3 million of savings within that year. In fiscal 2026, we identified an additional $15 million of expense reductions. During the first half of fiscal 2026, we achieved approximately $3.7 million in savings, notwithstanding the recognition of $1.7 million in restructuring charges. We expect to realize further benefits during the second half of fiscal 2026 and believe we remain on track to achieve approximately $25 million in annualized savings beginning in fiscal 2027.

These phased initiatives are designed to enhance profitability, improve operational efficiency, and support long-term shareholder value creation. We do not expect these cost reduction measures to materially impact our strategic growth priorities, which include advancing the Collected Living merchandising platform, leveraging the Vietnam warehouse advantage, and launching the Margaritaville licensed collection.

In total, we expect these initiatives to reduce fixed costs by approximately $25 million, or nearly 25%. This includes approximately $11 million in warehousing and distribution expenses, which are reported within cost of goods sold, and approximately $14 million in selling and administrative expenses.

Phase 1: Initial Cost Reductions (Fiscal 2025)

●	Actions: Reduced fixed costs by over $10 million through facility downsizing, workforce reductions, and other fixed cost reductions.

●	Financial Impact: Incurred $4.9 million in restructuring charges, including $3.6 million in severance.

Phase 2: Logistics & Operations Consolidation (Fiscal 2026)

●	Actions:

○	Savannah Warehouse: Entered into an agreement for full closure and lease termination effective October 31, 2025. This facility was primarily utilized for the discontinued Accentrics Home product line.

○	Vietnam Warehouse: Opened in May 2025 and has reached approximately two-thirds capacity. This transition has reduced direct container lead times from six months to four to six weeks, improving customer service, optimizing U.S. inventory levels, and enabling greater container customization while reducing reliance on domestic warehousing.

○	Operational Streamlining: Pursuing additional cost-saving opportunities through supply chain optimization, organizational simplification in the Domestic Upholstery segment, and expansion of outsourced services.

●	Financial Impact: We recorded $2.0 million in consolidated restructuring costs in the second quarter of fiscal 2026. These costs included $1.3 million in severance and warehouse consolidation expenses and approximately $700,000 in inventory liquidation losses at the Georgia warehouse. For the first half of fiscal 2026, total restructuring costs were $2.5 million, consisting of $1.7 million in severance and warehouse consolidation expenses and $821,000 in inventory liquidation losses at the same facility. As of August 3, 2025 and February 2, 2025, we had accrued restructuring charges of approximately $300,000 and $174,000, respectively. The balance as of August 3, 2025 is expected to be paid during the next five months. We expect approximately $2 million in additional charges in the second half of fiscal 2026, primarily related to fixed asset write-offs and severance costs associated with the Savannah warehouse exit in October.

Our fiscal 2026 second quarter and first-half performance is discussed in greater detail below under “Results of Operations.”

Results of Operations

The following table sets forth the percentage relationship to net sales of certain items included in the condensed consolidated statements of income included in this report.

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 3,	July 28,	August 3,	July 28,
	2025	2024	2025	2024
Net sales	100%	100%	100%	100%
Cost of sales	79.5	78.0	78.6	78.6
Gross profit	20.5	22.0	21.4	21.4
Selling and administrative expenses	24.8	24.3	25.1	24.7
Intangible asset amortization	1.1	1.0	1.1	1.0
Operating (loss)/income	(5.4)	(3.3)	(4.8)	(4.3)
Other income, net	0.1	1.5	0.1	1.0
Interest expense	0.2	0.2	0.3	0.3
(Loss)/income before income taxes	(5.5)	(2.0)	(5.0)	(3.6)
Income tax (benefit) / expense	(1.5)	0.1	(1.2)	(0.4)
Net (loss)/income	(4.0)	(2.1)	(3.8)	(3.2)

Fiscal 2026 Second Quarter and First Half Compared to Fiscal 2025 Second Quarter and First Half

	Net Sales
	Thirteen Weeks Ended						Twenty-Six Weeks Ended
	August 3,		July 28,				August 3,		July 28,
	2025		2024				2025		2024
		% Net Sales		% Net Sales	$ Change	% Change		% Net Sales		% Net Sales	$ Change	% Change
Hooker Branded	$36,250	44.1%	$35,785	37.6%	$465	1.3%	$73,359	43.8%	$72,593	38.5%	$766	1.1%
Home Meridian	16,932	20.6%	30,516	32.1%	(13,584)	-44.5%	35,742	21.3%	56,940	30.2%	(21,198)	-37.2%
Domestic Upholstery	28,677	34.9%	28,556	30.0%	121	0.4%	57,590	34.4%	58,583	31.1%	(993)	-1.7%
All Other	290	0.4%	224	0.2%	66	29.5%	774	0.5%	536	0.3%	238	44.4%
Consolidated	$82,149	100%	$95,081	100%	$(12,932)	-13.6%	$167,465	100%	$188,652	100%	$(21,187)	-11.2%

Unit Volume	FY26 Q2 vs. FY25 Q2 Change	FY26 YTD vs. FY25 YTD Change	Average Selling Price (“ASP”)	FY26 Q2 vs. FY25 Q2 Change	FY26 YTD vs. FY25 YTD Change

Hooker Branded	0.0%	3.0%	Hooker Branded	0.7%	-1.8%
Home Meridian	-37.7%	-36.7%	Home Meridian	-15.6%	-4.3%
Domestic Upholstery	0.1%	0.0%	Domestic Upholstery	-0.4%	-1.9%
Consolidated	-23.4%	-22.2%	Consolidated	11.9%	13.5%

Consolidated net sales decreased by $12.9 million, or 13.6%, in the second quarter of fiscal 2026, primarily attributable to a significant decline in the Home Meridian segment. The Hooker Branded and Domestic Upholstery segments each experienced modest recoveries in net sales during the quarter. For the six-month period, consolidated net sales decreased by $21.2 million, or 11.2%, also driven by the decline in the Home Meridian segment and, to a lesser extent, a slight decrease in the Domestic Upholstery segment.

Although ASP in the Home Meridian segment decreased significantly, consolidated ASP increased compared to both prior-year periods. The increase in consolidated average selling price was due to a favorable shift in product mix. Unit volume of lower-priced Home Meridian products declined by 37.7% in the second quarter and 36.7% for the six-month period, while higher-priced Hooker Branded and Domestic Upholstery products represented a larger proportion of total unit volume.

■	The Hooker Branded segment’s net sales increased modestly by $465,000, or 1.3%, in the second quarter of fiscal 2026. This increase was driven by a slight increase in ASP, partially offset by higher discounts. For the six-month period, net sales increased by $766,000, or 1.1%, reflecting higher unit volume, partially offset by a decrease in ASP resulting from increased discounting to balance inventory mix and levels.

■	The Home Meridian segment’s net sales decreased by $13.6 million, or 44.5%, in the second quarter of fiscal 2026. Approximately 40% of the decline occurred in its hospitality business, due to the timing associated with the project-based nature of this channel, where two large projects entered the shipping phase in the second quarter of last year. About 35% of the decrease was in traditional furniture channels, primarily due to macroeconomic pressures and tariff-related buying hesitancy among value-focused customers. The remaining 25% of the decrease was attributable to the loss of a major customer due to its bankruptcy in the prior year. The ASP decreased significantly this quarter due to unfavorable product and customer mix, and the liquidation of certain inventory at below-cost prices in the Georgia warehouse, prompted by its planned closure. For the six-month period, net sales decreased by $21.2 million, or 37.2%, with more than half of the decline in traditional furniture channels, approximately 30% related to the loss of the same major customer, and the remainder attributable to the hospitality business.

■	The Domestic Upholstery segment’s net sales were essentially flat compared to the second quarter of the prior year. Notably, our indoor residential home furnishings divisions reported net sales increases, reflecting early signs of recovery in these divisions. In contrast, net sales in the outdoor furnishings business decreased by 9.7% during the quarter, primarily due to supply chain disruptions in Vietnam and China. These conditions stabilized following the end of the quarter. For the six-month period, segment net sales decreased by approximately $1.0 million, or 1.7%, driven by lower sales in indoor residential home furnishings attributable to soft demand, while outdoor furnishings net sales were flat year over year.

	Gross Profit / (Loss) and Margin
	Thirteen Weeks Ended						Twenty-Six Weeks Ended
	August 3,		July 28,				August 3,		July 28,
	2025		2024				2025		2024
		% Net Sales		% Net Sales	$ Change	% Change		% Net Sales		% Net Sales	$ Change	% Change
Hooker Branded	$10,541	29.1%	$10,708	29.9%	$(167)	-1.6%	$21,605	29.5%	$22,165	30.5%	$(560)	-2.5%
Home Meridian	1,054	6.2%	5,946	19.5%	(4,892)	-82.3%	3,787	10.6%	9,397	16.5%	(5,610)	-59.7%
Domestic Upholstery	5,305	18.5%	4,646	16.3%	659	14.2%	10,585	18.4%	9,351	16.0%	1,234	13.2%
All Other	(63)	-21.7%	(378)	-168.8%	315	83.3%	(139)	-18.0%	(619)	-115.5%	480	77.5%
Consolidated	$16,837	20.5%	$20,922	22.0%	$(4,085)	-19.5%	$35,838	21.4%	$40,294	21.4%	$(4,456)	-11.1%

Consolidated gross profit decreased by $4.1 million in the second quarter, and gross margin declined by 150 bps, primarily due to significantly lower profitability in the Home Meridian segment. These declines were partially offset by higher gross profit in the Domestic Upholstery segment. For the six-month period, gross profit also decreased, driven by the Home Meridian segment, partially offset by improved results in Domestic Upholstery and a reduced loss in All Other. Gross margin for the six-month period was essentially flat compared to the prior-year period.

■	The Hooker Branded segment’s gross profit decreased by $167,000 and gross margin decreased slightly by 80 bps in the second quarter of fiscal 2026. The decrease was primarily attributable to reduced margins on discounted products and higher product costs related to tariff-related accruals. Warehousing and distribution expenses also increased, both in absolute dollars and as a percentage of sales, reflecting $211,000 in restructuring costs consisting of `severance and warehouse consolidation expenses, as well as higher medical costs. These increases were partially offset by lower labor costs and reduced overall spending. For the six-month period, gross profit decreased by $560,000 and gross margin declined by 100 bps, driven by the same factors.

■	The Home Meridian segment’s gross profit decreased by $4.9 million in the second quarter of fiscal 2026, driven by a significant reduction in net sales. Gross margin decreased by 1,330 bps, attributed to unfavorable product and customer mix, increased warehousing and distribution expenses, including $448,000 severance costs and warehouse consolidation expenses. Additionally, gross margin was adversely affected by losses from the liquidation of inventories at the Georgia warehouse. For the six-month period, gross profit decreased by $5.6 million, and gross margin decreased by 590 bps, also due to unfavorable product mix and the increase in warehousing and distribution expenses.

■	The Domestic Upholstery segment’s gross profit increased by $659,000 in the second quarter and by $1.2 million in the first half of fiscal 2026, with gross margin increasing by 220 bps and 240 bps, respectively, compared to the corresponding prior periods. Direct material costs remained consistent with both prior periods, while direct labor costs and indirect costs declined, the latter due to improved absorption from higher sales and full production capacity. Additionally, warehousing and distribution expenses decreased across nearly all categories.

	Selling and Administrative Expenses (S&A)
	Thirteen Weeks Ended						Twenty-Six Weeks Ended
	August 3,		July 28,				August 3,		July 28,
	2025		2024				2025		2024
		% Net Sales		% Net Sales	$ Change	% Change		% Net Sales		% Net Sales	$ Change	% Change
Hooker Branded	$10,532	29.1%	$11,037	30.8%	$(505)	-4.6%	$21,569	29.4%	$22,316	30.7%	$(747)	-3.3%
Home Meridian	4,641	27.4%	6,511	21.3%	(1,870)	-28.7%	9,886	27.7%	12,905	22.7%	(3,019)	-23.4%
Domestic Upholstery	5,169	18.0%	5,338	18.7%	(169)	-3.2%	10,458	18.2%	10,756	18.4%	(298)	-2.8%
All Other	24	8.3%	261	116.5%	(237)	-90.8%	105	13.6%	637	118.9%	(532)	-83.5%
Consolidated	$20,366	24.8%	$23,147	24.3%	$(2,781)	-12.0%	$42,018	25.1%	$46,614	24.7%	$(4,596)	-9.9%

Consolidated selling and administrative (“S&A”) expenses decreased by $2.8 million in the second quarter and $4.6 million in the first half of fiscal 2026, reflecting reductions across all three segments driven by the ongoing cost-reduction and restructuring plan. As a percentage of net sales, S&A expenses increased in both periods due to the overall decline in net sales.

■	The Hooker Branded segment’s S&A expenses decreased by $505,000, or 170 bps, in the second quarter of fiscal 2026 compared to the prior-year period, despite $443,000 in restructuring costs, primarily severance related to the cost-reduction plan. The decline was driven by lower compensation expenses and reduced overall spending under the ongoing cost-reduction plan, partially offset by higher IT-related license fees and continued ERP system refinement, which were approximately $520,000 above last year’s second quarter. For the first half of fiscal 2026, S&A expenses decreased by $747,000, or 130 bps, reflecting the same factors along with lower showroom market expenses. These reductions were partially offset by nearly $1 million in higher technology-related spending compared to the prior year’s six-month period, $571,000 in severance costs, and increased benefits expenses, driven by the absence of life insurance proceeds recorded in the prior year and by higher medical costs.

■	The Home Meridian segment’s S&A expenses decreased by $1.9 million in the second quarter and $3.0 million in the first half compared to the prior-year periods. These reductions were driven by headcount reductions and lower overall spending under the ongoing cost-reduction plan, as well as lower selling expenses resulting from decreased net sales. As a percentage of net sales, however, S&A expenses increased by 610 bps in the quarter and 500 bps for the first half, reflecting under-absorption of operating expenses due to significantly lower sales volumes.

■	The Domestic Upholstery segment’s S&A expenses decreased by $169,000 in the second quarter and $298,000 in the first half of fiscal 2026, due primarily to lower professional service fees, which were unusually high in the prior year. Additionally, advertising supplies and other spending were lower than the prior year period. These savings were partially offset by severance costs of approximately $115,000 in the second quarter and $228,000 for the first half, along with higher compensation, rent, and banking expenses associated with expanded outdoor furniture business.

	Intangible Asset Impairment and Amortization
	Thirteen Weeks Ended						Twenty-Six Weeks Ended
	August 3,		July 28,				August 3,		July 28,
	2025		2024				2025		2024
		% Net Sales		% Net Sales	$ Change	% Change		% Net Sales		% Net Sales	$ Change	% Change
Intangible asset amortization	872	1.1%	924	1.0%	-52	-5.6%	1,785	1.1%	1,849	1.0%	-64	-3.5%

Intangible asset amortization for the second quarter and first half decreased compared to the prior-year periods due to the full amortization of the Sam Moore trade name. See Note 8 to our Condensed Consolidated Financial Statements for additional information.

	Operating (Loss) / Profit and Margin
	Thirteen Weeks Ended						Twenty-Six Weeks Ended
	August 3,		July 28,				August 3,		July 28,
	2025		2024				2025		2024
		% Net Sales		% Net Sales	$ Change	% Change		% Net Sales		% Net Sales	$ Change	% Change
Hooker Branded	$10	0.0%	$(329)	-0.9%	$339	103.0%	$37	0.0%	$(150)	-0.2%	$187	124.7%
Home Meridian	(3,916)	-23.1%	(896)	-2.9%	(3,020)	-337.1%	(6,754)	-18.9%	(4,169)	-7.3%	(2,585)	-62.0%
Domestic Upholstery	(408)	-1.4%	(1,285)	-4.5%	877	68.2%	(1,004)	-1.7%	(2,593)	-4.4%	1,589	61.3%
All Other	(87)	-30.1%	(639)	-284.5%	552	86.4%	(244)	-31.5%	(1,257)	-234.4%	1,013	80.6%
Consolidated	$(4,401)	-5.4%	$(3,149)	-3.3%	$(1,252)	-39.8%	$(7,965)	-4.8%	$(8,169)	-4.3%	$204	2.5%

We recorded $2 million in consolidated restructuring costs in the fiscal 2026 second quarter and $2.5 million in the first half of fiscal 2026. We recorded an operating loss of $4.4 million in the second quarter of fiscal 2026, compared to a $3.1 million loss in the same period last year. The higher loss was driven by the restructuring costs and continued weakness in Home Meridian, partially offset by improved performance and reduced losses in the other segments, as noted above. For the first half of fiscal 2026, operating loss and operating margin also decreased compared to the prior-year period, reflecting the same factors.

	Income taxes
	Thirteen Weeks Ended						Twenty-Six Weeks Ended
	August 3,		July 28,				August 3,		July 28,
	2025		2024				2025		2024
		% Net Sales		% Net Sales	$ Change	% Change		% Net Sales		% Net Sales	$ Change	% Change
Consolidated income tax (benefit) / expense	$(1,203)	-1.5%	$85	0.1%	$(1,288)	1515.3%	$(1,967)	-1.2%	$(731)	-0.4%	$(1,236)	169.1%

Effective Tax Rate	26.9%		-4.5%				23.7%		10.8%

We recorded an income tax benefit of $1.2 million for the fiscal 2026 second quarter, compared to an income tax expense of $85,000 in the fiscal 2025 second quarter. The effective tax rates for these periods were 26.9% and (4.5%), respectively. The fiscal 2025 second quarter reflected an income tax expense despite a pretax loss due to the effective tax rate annualization method. For the first half of fiscal 2026, we recorded income tax benefits of $2.0 million compared to $731,000 in the prior-year period, with effective tax rates of 23.7% and 10.8%, respectively. The differences in the rates reflect the impacts of favorable tax adjustments, specifically the cash surrender value gain of company-owned life insurance, over expected pretax income in fiscal 2025 as opposed to an expected pretax loss in fiscal 2026 under the annualization method.

	Net (Loss) / Income
	Thirteen Weeks Ended						Twenty-Six Weeks Ended
	August 3,		July 28,				August 3,		July 28,
	2025		2024				2025		2024
		% Net Sales		% Net Sales	$ Change	% Change		% Net Sales		% Net Sales	$ Change	% Change
Consolidated net (loss) / income	$(3,277)	-4.0%	$(1,951)	-2.1%	$(1,326)	-68.0%	$(6,329)	-3.8%	$(6,042)	-3.2%	$(287)	4.8%

Diluted (loss) / earnings per share	$(0.31)		$(0.19)				$(0.60)		$(0.57)

Outlook

Hooker Furnishings is taking decisive steps that return the business to profitability. Our cost-reduction initiatives and focus on growth initiatives have positioned the Company to maintain resilience in today’s challenging environment, and to strategically capture growth when demand returns

At the beginning and end of the quarter, we saw an encouraging momentum in Hooker Legacy orders, with July orders up 24% year-over-year at both Hooker Branded and Domestic Upholstery. For the quarter, Hooker Branded orders were up nearly 11% and Domestic Upholstery were up 1.6%. That said, the home furnishings industry continues to face headwinds from low existing home sales, elevated mortgage rates and persistent inflation, all of which are weighing on consumer confidence and demand.

At HMI, we have de-risked it significantly over the last several years and continue to further that effort. These actions have been obscured by required restructuring charges, weak demand in the home furnishings industry due to an extremely weak housing environment, and tariff buying hesitancy in the market segment in which HMI competes. By the end of our fiscal 2025 third quarter, HMI’s fixed cost structure will be aligned to support what we believe to be a sustainable business and one in which its sales can be significantly scaled from current levels when demand returns. Barring additional tariffs or other significant, disruptive events, we expect HMI’s performance to be significantly enhanced by the end of the current fiscal year.

We remain focused on factors within our control – scaling our cost structure for profitability, preparing for the October debut of Margaritaville collection and pursuing growth in hospitality, contract and outdoor channels, supported by the new Vietnam warehouse. These initiatives position us well to navigate near-term challenges and capitalize on opportunities when the market recovers, creating long-term value for our shareholders.

Financial Condition, Liquidity and Capital Resources

Cash Flows – Operating, Investing and Financing Activities

	Twenty-Six Weeks Ended
	August 3,	July 28,
	2025	2024
Net cash provided by operating activities	$18,107	$5,314
Net cash used in investing activities	(2,021)	(808)
Net cash used in financing activities	(21,560)	(5,615)
Net decrease in cash and cash equivalents	$(5,474)	$(1,109)

During the first six months of fiscal 2026, cash decreased by approximately $5.5 million from the prior fiscal year-end. Cash used in financing activities, primarily related to repayments on the term loan and revolving credit facility, together with cash used in investing activities, was largely offset by cash provided by operating activities, which was driven by favorable changes in working capital.

●	Net loss for the fiscal 2026 first six months was $6.3 million, slightly higher than a net loss of $6.0 million in the prior year same period.

●	Key drivers of operating cash flow increase

o	Trade receivables: Collections of trade accounts receivable generated $17.1 million of cash inflows, compared to $7.6 million in the prior-year period, primarily due to large, project-based receipts.

o	Inventories: Reductions in inventory levels provided $12.2 million cash inflows, compared to $4.7 million in the prior-year period. The decrease was concentrated in the Hooker Branded segment, where inventory transitioned from previously elevated seasonal build-up to active sell-through. Home Meridian also reduced inventories significantly following the planned closure of the Georgia warehouse.

o	Prepaid expenses and other assets: Cash outflows totaled $2.4 million, compared to $6.2 million in the prior-year period, primarily reflecting reduced spending on the ERP system implementation.

o	Accrued salaries, wages, and benefits: Accrued compensation increased by $0.6 million, compared to a $1.3 million cash outflow in the prior-year period, due to the timing of related cash disbursement.

●	Offsetting factors

o	These cash inflows were partially offset by a $6 million decline in accounts payable, as we paid down outstanding payables, compared to a $3.4 million cash inflow in the prior year same period, as we reduced purchasing activity and did not continue building inventory levels during the current period.

o	Customer deposits increased cash inflow by $1.1 million, compared to $2.8 million in the prior year period, as large projects, which require sizable deposits, were shipped last year, reducing deposits this year.

Cash used in investing activities totaled $2.0 million, compared to $808,000 in the prior-year period. The increase was primarily due to $936,000 life insurance proceeds received in the prior year that did not recur in the current period.

Cash used in financing activities was $21.6 million, compared to $5.6 million in the prior-year period, primarily due to $16.5 million of repayments on the revolving credit facility during the current period.

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

We incurred $480,000 in fiscal 2025 and an additional $33,000 in fiscal 2026 first half in debt issuance costs in connection with our term loans. As of August 3, 2025, unamortized loan costs of $447,000 were netted against the carrying value of our term loans on our consolidated balance sheets.

As of August 3, 2025, we had $5.6 million principal amount of outstanding loans and $6.7 million face amount of letters of credit. We had $57.7 million of Availability based on the current Borrowing Base. There were no additional borrowings outstanding under the Amended and Restated Loan Agreement as of August 3, 2025.

Capital Expenditures

We expect to spend approximately $1 to $2 million in capital expenditures over the remainder of fiscal 2026 to maintain and enhance our operating systems and facilities, excluding any possible spending decreases resulting from the cost reduction plan discussed above.

Enterprise Resource Planning Project

During calendar 2021, our Board of Directors approved an upgrade to our current ERP system and implementation efforts began shortly thereafter. The ERP system went live at Sunset West in December 2022 and in the legacy Hooker divisions in early September 2023.

Dividends

On September 9, 2025, our board of directors declared a quarterly cash dividend of $0.23 per share which will be paid on September 30, 2025, to shareholders of record at September 19, 2025.

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

Interest Rate Risk

Borrowings under the Amended and Restated Loan Agreement will bear interest at a rate per annum equal to the then-current Term SOFR Rate for a period of one month plus 0.10% plus a margin of 1.75%. The Term SOFR Rate will be adjusted on a monthly basis. As such, these debt instruments expose us to market risk for changes in interest rates. As of August 3, 2025, we had $5.6 million in principal amount of outstanding loans. At current borrowing levels, a 1% increase in the SOFR rate would result in an annual increase in interest expenses of approximately $56,000. There were no additional borrowings outstanding under the Amended and Restated Loan Agreement as of August 3, 2025.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended August 3, 2025. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective as of August 3, 2025 to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to the Company’s management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure and are effective to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the fiscal quarter ended August 3, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 5. Other Information

During the three months ended August 3, 2025, no director or officer of the Company adopted, terminated or modified a ‘Rule 10b5-1 trading arrangement’ or ‘non-Rule 10b5-1 trading arrangement,’ as each term is defined in Item 408(a) of Regulation S-K.

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

HOOKER FURNISHINGS CORPORATION

Date: September 12, 2025	By:	/s/ C. Earl Armstrong III
C. Earl Armstrong III
Chief Financial Officer and
Senior Vice President – Finance