Form 10-Q
period 2025-11-02
HOOKER FURNISHINGS Corp
filed 2025-12-12
CIK 1077688

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended November 2, 2025

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

As of December 5, 2025, there were 10,777,720 shares of the registrant’s common stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

HOOKER FURNISHINGS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	November 2,
	2025	February 2,
As of	(unaudited)	2025
Assets
Current assets
Cash and cash equivalents	$1,354	$6,295
Trade accounts receivable, net	31,737	45,487
Inventories	52,146	66,228
Income tax recoverable	74	521
Prepaid expenses and other current assets	6,830	5,080
Current assets held for sale	13,301	17,513
Total current assets	105,442	141,124
Property, plant and equipment, net	25,008	27,343
Cash surrender value of life insurance policies	30,188	29,238
Deferred taxes	24,914	16,057
Operating leases right-of-use assets	24,369	39,264
Intangible assets, net	13,539	17,999
Goodwill	574	15,036
Non-current assets held for sale	-	11,269
Other assets	16,203	16,612
Total non-current assets	134,795	172,818
Total assets	$240,237	$313,942

Liabilities and Shareholders’ Equity
Current liabilities
Trade accounts payable	$12,448	$16,376
Accrued salaries, wages and benefits	4,797	3,851
Accrued income taxes	35	49
Customer deposits	5,317	5,655
Current portion of operating lease liabilities	5,432	6,311
Other accrued expenses	2,335	2,916
Current liabilities held for sale	9,177	4,816
Total current liabilities	39,541	39,974
Long term debt	3,815	21,717
Deferred compensation	6,287	6,795
Operating lease liabilities	20,838	35,331
Long-term liabilities held for sale	-	5,742
Total long-term liabilities	30,940	69,585
Total liabilities	70,481	109,559

Shareholders’ equity
Common stock, no par value, 20,000 shares authorized, 10,778 and 10,703 shares issued and outstanding on each date	50,977	50,474
Retained earnings	118,308	153,336
Accumulated other comprehensive income	471	573
Total shareholders’ equity	169,756	204,383
Total liabilities and shareholders’ equity	$240,237	$313,942

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

HOOKER FURNISHINGS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	For the
	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 2,	October 27,	November 2,	October 27,
	2025	2024	2025	2024

Net sales	$70,730	$82,670	$211,157	$233,128

Cost of sales	52,642	62,206	158,421	177,447

Gross profit	18,088	20,464	52,736	55,681

Selling and administrative expenses	18,204	24,100	52,667	62,408
Goodwill and trade name impairment charges	15,576	781	15,576	781
Intangible asset amortization	623	687	1,911	2,073

Operating (loss) / income	(16,315)	(5,104)	(17,418)	(9,581)

Other income, net	263	612	480	2,575
Interest expense, net	86	319	634	886

(Loss) / income from continuing operations before income taxes	(16,138)	(4,811)	(17,572)	(7,892)

Income tax (benefit) / expense	(3,604)	(1,230)	(3,924)	(2,017)

Net income / (loss) from continuing operations	(12,534)	(3,581)	(13,648)	(5,875)

Net income / (loss) from discontinued operations, net of taxes	(8,640)	(550)	(13,855)	(4,299)

Net (loss) / income	$(21,174)	$(4,131)	$(27,503)	$(10,174)

Basic:
Loss from continuing operations per share	$(1.18)	$(0.34)	$(1.29)	$(0.56)
Loss from discontinued operations per share	(0.81)	(0.05)	(1.30)	(0.41)
Basic loss per share	$(1.99)	$(0.39)	$(2.59)	$(0.97)

Diluted:
Loss from continuing operations per share	$(1.18)	$(0.34)	$(1.29)	$(0.56)
Loss from discontinued operations per share	(0.81)	(0.05)	(1.30)	(0.41)
Diluted loss per share	$(1.99)	$(0.39)	$(2.59)	$(0.97)

Weighted average shares outstanding:
Basic	10,624	10,541	10,600	10,519
Diluted	10,624	10,541	10,600	10,519

Cash dividends declared per share	$0.23	$0.23	$0.69	$0.69

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

HOOKER FURNISHINGS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) / INCOME

(In thousands)

(Unaudited)

	For the
	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 2,	October 27,	November 2,	October 27,
	2025	2024	2025	2024

Net (loss) / income	$(21,174)	$(4,131)	$(27,503)	$(10,174)
Other comprehensive income:
Actuarial adjustments	(45)	(59)	(134)	(177)
Income tax effect on adjustments	11	14	32	42
Adjustments to net periodic benefit cost	(34)	(45)	(102)	(135)

Total comprehensive (loss) / income	$(21,208)	$(4,176)	$(27,605)	$(10,309)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

HOOKER FURNISHINGS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the
	Thirty-Nine Weeks Ended
	November 2,	October 27,
	2025	2024
Operating Activities:
Net (loss) / income	$(27,503)	$(10,174)
Less: Loss from discontinued operations, net of taxes	(13,855)	(4,299)

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,362	5,774
Deferred income tax expense	(8,825)	(3,532)
Goodwill and tradename impairment	15,576	781
Noncash restricted stock and performance awards	502	502
Provision for doubtful accounts and sales allowances	196	272
Gain on life insurance policies	(1,196)	(1,060)
Loss / (gain) on disposal of assets	15	(2)
Changes in assets and liabilities:
Trade accounts receivable	13,553	(1,443)
Inventories	14,082	(7,788)
Income tax recoverable	447	9
Prepaid expenses and other assets	1,847	(3,939)
Trade accounts payable	(3,986)	6,616
Accrued salaries, wages, and benefits	946	(463)
Accrued income taxes	(14)	-
Customer deposits	(339)	(122)
Operating lease assets and liabilities	(510)	385
Other accrued expenses	(463)	(1,384)
Deferred compensation	(642)	(601)
Net cash provided by operating activities	$22,903	$(11,870)

Investing Activities:
Purchases of property and equipment	(2,514)	(2,377)
Premiums paid on life insurance policies	(384)	(387)
Proceeds received on life insurance policies	-	936
Proceeds from sales of assets	28	3
Net cash used in investing activities	$(2,870)	$(1,825)

Financing Activities:
Proceeds from revolving credit facility	77,236	-
Payments for long-term loans	(95,184)	(933)
Cash dividends paid	(7,525)	(7,378)
Debt issuance cost	(38)	-
Net cash used in financing activities	$(25,511)	$(8,311)

Discontinued Operations
Cash used in operating activities	722	(464)
Cash used in investing activities	(185)	(279)
Cash provided by / (used in) discontinued operations	$537	$(743)

Net decrease in cash and cash equivalents	(4,941)	(22,749)
Cash and cash equivalents - beginning of year	6,295	43,159
Cash and cash equivalents - end of quarter	$1,354	$20,410

Supplemental disclosure of cash flow information:
Cash paid for / (refund of) income taxes, net	$(443)	$82
Cash paid for interest, net	645	970

Non-cash transactions:
Increase in lease liabilities arising from changes in right-of-use assets	$55	$2,263
(Decrease) in lease liabilities arising from changes in right-of-use assets for terminated leases	(10,738)	-
Increase in property and equipment through accrued purchases	56	13

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

HOOKER FURNISHINGS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except per share data)

(Unaudited)

				Accumulated
				Other	Total
	Common Stock		Retained	Comprehensive	Shareholders’
	Shares	Amount	Earnings	Income	Equity
Balance at July 28, 2024	10,714	$49,950	$164,745	$644	$215,339
Net loss for the 13 weeks ended October 27, 2024			(4,131)		(4,131)
Actuarial adjustments on defined benefit plan, net of tax of $14				(45)	(45)
Cash dividends paid and accrued ($0.23 per share)			(2,468)		(2,468)
Restricted stock grants, net of forfeitures	(4)	(66)			(66)
Restricted stock compensation cost		473			473
Performance-based restricted stock units cost		(331)			(331)
Balance at October 27, 2024	10,710	$50,026	$158,146	$599	$208,771

Balance at August 3, 2025	10,750	$50,619	$141,996	$505	$193,120
Net loss for the 13 weeks ended November 2, 2025			(21,174)		(21,174)
Actuarial adjustments on defined benefit plan, net of tax of $11				(34)	(34)
Cash dividends paid and accrued ($0.23 per share)			(2,514)		(2,514)
Restricted stock grants, net of forfeitures	28	(9)			(9)
Restricted stock compensation cost		327			327
Performance-based restricted stock units cost		40			40
Balance at November 2, 2025	10,778	$50,977	$118,308	$471	$169,756

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

HOOKER FURNISHINGS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (CONT.)

(In thousands, except per share data)

(Unaudited)

				Accumulated
				Other	Total
	Common Stock		Retained	Comprehensive	Shareholders’
	Shares	Amount	Earnings	Income (loss)	Equity
Balance at January 28, 2024	10,672	$49,524	$175,717	$734	$225,975
Net loss for the 39 weeks ended October , 2024			(10,174)		(10,174)
Actuarial adjustments on defined benefit plan, net of tax of $42				(135)	(135)
Cash dividends paid ($0.69 per share)			(7,397)		(7,397)
Restricted stock grants, net of forfeitures	38	(404)			(404)
Restricted stock compensation cost		1,237			1,237
Performance-based restricted stock units costs		(331)			(331)
Balance at October 27, 2024	10,710	$50,026	$158,146	$599	$208,771

Balance at February 2, 2025	10,703	$50,474	$153,336	$573	$204,383
Net loss for the 39 weeks ended November 2, 2025			(27,503)		(27,503)
Actuarial adjustments on defined benefit plan, net of tax of $32				(102)	(102)
Cash dividends paid ($0.69 per share)			(7,525)		(7,525)
Restricted stock grants, net of forfeitures	75	(220)			(220)
Restricted stock compensation cost		962			962
Performance-based restricted stock units costs		(239)			(239)
Balance at November 2, 2025	10,778	$50,977	$118,308	$471	$169,756

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

HOOKER FURNISHINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar and share amounts in tables, except per share amounts, in thousands unless otherwise indicated)

(Unaudited)

For the Thirty-Nine Weeks Ended November 2, 2025

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

The financial statements contained herein are being filed as part of a quarterly report on Form 10-Q covering the 2026 fiscal year thirteen-week period (also referred to as “three months,” “three-month period,” “quarter,” “third quarter” or “quarterly period”) that began August 4, 2025 and the thirty-nine-week period (also referred to as “nine months”, “nine-month period” or “year-to-date period”) that began February 3, 2025, which both ended November 2, 2025. This report discusses our results of operations for these periods compared to the 2025 fiscal year thirteen-week period that began July 29, 2024, and the thirty-nine-week period that began January 29, 2024, which both ended October 27, 2024; and our financial condition as of November 2, 2025 compared to February 2, 2025.

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

3. Discontinued Operations

During the third quarter of fiscal 2026, we determined that the Home Meridian segment no longer aligned with our long-term strategy to streamline our portfolio and enhance profitability by focusing on brands that generate consistent earnings. As a result, we initiated a process to sell two brands in the segment. On December 1, 2025, we entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with a buyer to sell the Company’s Pulaski Furniture (“PFC”) and Samuel Lawrence (“SLF”) casegoods brands, including specified assets and liabilities associated with those brands. We will retain the Samuel Lawrence brand in connection with the operation of its hospitality business.

We believe this transaction represents a single disposal plan that constitutes a strategic shift expected to have a material effect on our operations and financial results. Accordingly, the PFC and SLF businesses qualify for presentation as assets and liabilities held for sale and as discontinued operations in accordance with U.S. GAAP. As such, the financial results of the PFC and SLF businesses are reflected in our unaudited condensed consolidated statements of operations as discontinued operations for all periods presented. Current and non-current assets and liabilities of the discontinued operations are reflected in our unaudited condensed consolidated balance sheets for both periods presented.

Assets and liabilities classified as held for sale are required to be recorded at the lower of carrying value or fair value less costs to sell. As of November 2, 2025, we determined that the fair value of the PFC and SLF businesses, including costs to sell was lower than its carrying value and we recorded $6.5 million valuation allowance against the assets held for sale. The $6.5 million non-cash valuation allowance was recorded within “Loss from classification to held for sale” in the summarized statements of operations information of discontinued operations. The following table represents summarized balance sheet information of carrying amounts of major classes of assets and liabilities included as part of discontinued operations held for sale as of November 2, 2025 and February 2, 2025:

	November 2,	February 2,
	2025	2025

Assets:
Trade accounts receivable	$6,482	$13,575
Less allowances	(527)	(865)
Inventories	2,606	4,528
Other current assets	233	275
Property, plant and equipment, net	790	852
Intangible assets	4,796	4,106
Operating lease right-of-use assets	5,465	6,311
Valuation allowance to adjust assets to estimated fair value	$(6,544)	0

Total assets held for sale	$13,301	$28,782

Liabilities:
Accounts payable	3,014	3,625
Accrued expenses and other current liabilities	109
Operating lease liabilities	$6,054	$6,933
Total liabilities of discontinued operations	$9,177	$10,558

The following table represents summarized statements of operations information of carrying amounts of major classes of line items constituting pretax loss of discontinued operations included as part of discontinued operations held for sale as of November 2, 2025 and October 27, 2024:

	For the
	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 2,	October 27,	November 2,	October 27,
	2025	2024	2025	2024

Net sales	$10,341	$21,683	$37,379	$59,877

Cost of sales	12,081	18,122	37,929	51,240

Gross profit	(1,740)	3,561	(550)	8,637

Selling and administrative expenses	4,042	4,316	11,597	12,623
Trade name impairment charges	-	1,172	-	1,175
Intangible asset amortization	248	229	745	688
Other income items that are not major	(665)	-	(665)	-

Pretax loss of discontinued operations related to major classes	(5,365)	(2,156)	(12,227)	(5,849)

Pretax loss from classification to held for sale	6,544		6,544

(Loss) / income from discontinued operations before income taxes	(11,909)	(2,156)	(18,771)	(5,849)

Income tax (benefit) / expense	(3,269)	(1,606)	(4,916)	(1,550)

Net income / (loss) from discontinued operations	(8,640)	(550)	(13,855)	(4,299)

The significant components included in our Consolidated Statements of Cash Flows for the discontinued operations are as follows:

	For the Thirty-Nine Weeks Ended
	November 2,	October 27,
	2025	2024
Operating Activities:
Loss from discontinued operations, net of tax	$(13,855)	$(4,299)
Depreciation and amortization	1,123	1,153
Tradename impairment	-	1,175
Loss from classification on assets held-for-sale	6,544	-
Loss / (gain) on disposal of assets	2,422	-
Changes in assets and liabilities:
Trade accounts receivable, net	6,756	678
Inventories	1,921	3,110
Trade accounts payable	(611)	141
Other assets and liabilities	(3,579)	(2,423)
Cash provided by / (used in) operating activities from discontinued operations	722	(465)

Investing Activities:
Purchase of properties and equipment	(185)	(279)
Cash used in investing activities from discontinued operations	$(185)	$(279)

4. Accounts Receivable

	November 2,	February 2,
	2025	2025

Gross accounts receivable	$37,713	$50,768
Customer allowances	(1,088)	(1,019)
Allowance for doubtful accounts	(4,888)	(4,262)
Trade accounts receivable	$31,737	$45,487

5. Inventories

	November 2,	February 2,
	2025	2025
Finished furniture	$65,769	$77,546
Furniture in process	1,181	1,524
Materials and supplies	11,136	11,229
Inventories at FIFO	78,086	90,299
Reduction to LIFO basis	(25,940)	(24,071)
Inventories	$52,146	$66,228

6. Property, Plant and Equipment

	Depreciable Lives	November 2,	February 2,
	(In years)	2025	2025

Buildings and land improvements	15 - 30	$34,446	$34,439
Machinery and equipment	10	11,822	12,165
Computer software and hardware	3 - 10	8,206	8,581
Leasehold improvements	Term of lease	8,402	8,882
Furniture and fixtures	3 - 10	2,869	7,075
Other	5	701	701
Total depreciable property at cost		66,446	71,843
Less accumulated depreciation		(46,711)	(47,532)
Total depreciable property, net		19,735	24,311
Land		1,077	1,077
Construction-in-progress		4,196	1,955
Property, plant and equipment, net		$25,008	$27,343

7. Cloud Computing Hosting Arrangement

We have implemented a common Enterprise Resource Planning (ERP) system across all divisions. The ERP system went live at Sunset West in December 2022 and in the legacy Hooker divisions and for consolidated reporting in early September 2023. Based on the provisions of ASU 2018-15, Intangibles — Goodwill and Other — Internal-Use Software, we capitalize implementation costs associated with hosting arrangements that are service contracts. These costs are recorded in “other noncurrent assets” of our consolidated balance sheets. We amortize these costs on a straight-line basis over a 10-year term. The amortization expenses are recorded as a component of selling and administrative expenses in our consolidated statements of operations.

During the third quarter of fiscal 2026, we capitalized $267,000 of implementation costs and interest, primarily related to the new supply chain planning software, compared with $451,000 in the third quarter of fiscal 2025. For the nine-month periods, capitalized implementation costs and interest totaled $818,000 in fiscal 2026 and $3.0 million in fiscal 2025. Amortization expense was $329,000 in the third quarter of fiscal 2026 and $291,000 in the third quarter of fiscal 2025, and $1.1 million and $874,000 for the respective nine-month periods.

The capitalized implementation costs at November 2, 2025 and February 2, 2025 were as follows:

	November 2, 2025		February 2, 2025
	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization
Implementation Costs	$17,414	$(2,611)	$16,782	$(1,561)
Interest Expenses	782	(41)	596	(27)

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

As of November 2, 2025 and February 2, 2025, Company-owned life insurance was measured at fair value on a recurring basis based on Level 2 inputs. The fair value of the Company-owned life insurance is determined by inputs that are readily available in public markets or can be derived from information available in publicly quoted markets. Additionally, the fair value of the Company-owned life insurance is marked to market each reporting period and any change in fair value is reflected in income for that period.

Our assets measured at fair value on a recurring basis at November 2, 2025 and February 2, 2025, were as follows:

	Fair value at November 2, 2025				Fair value at February 2, 2025
Description	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets measured at fair value
Company-owned life insurance	$-	$30,188	$-	$30,188	$-	$29,238	$-	$29,238

9. Intangible Assets

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

	November 2, 2025		February 2, 2025
	Gross carrying amount	Impairment / Accumulated Amortization	Gross carrying amount	Impairment / Accumulated Amortization
Intangible assets with indefinite lives:
Goodwill
Domestic Upholstery - Shenandoah *	490	-	490	-
Domestic Upholstery - Sunset West *	-	-	14,462	-
All Other - BOBO Intriguing Objects	84	-	84	-
Goodwill	15,036	(14,462)	15,036	-

Trademarks and Trade names *	2,019	(1,114)	3,692

Intangible assets with definite lives:
Customer Relationships	23,601	(12,106)	23,601	(10,565)
Trademarks and Trade names	2,334	(1,195)	2,334	(1,062)

Intangible assets, net	27,954	(14,415)	29,627	(11,627)

*:	The amounts are net of impairment charges of $16.4 million related to Shenandoah goodwill, $14.5 million related to Sunset West goodwill, and $5.2 million related to certain trade names not related to PFC and SLF, of which $2.6 million were recorded in fiscal 2021 and $2.5 million were recorded in fiscal 2025.

During the third quarter of fiscal 2026, adverse economic conditions, including declines in our market value, as well as other changes in market dynamics, triggered an evaluation of our goodwill and intangible assets. We engaged an independent third-party valuation firm to assist in performing this assessment. The valuation procedures were performed with consideration of applicable accounting guidance, including Accounting Standards Codification (“ASC”) Topic 350, Goodwill and Other Intangible Assets and ASC Topic 820, Fair Value Measurement.

The determination of the fair value of our Home Meridian and Domestic Upholstery reporting units incorporated three valuation approaches: (i) the Discounted Cash Flow method, which utilized management’s cash flow projections and growth assumptions over an eight-year forecast period; (ii) the Guideline Public Company Method, which considered market data for comparable publicly traded companies; and (iii) the Guideline Transaction Method, which considered market multiples derived from transactions involving comparable businesses under varying risk profiles, geographies, and market conditions.

Based on the results of this valuation analysis, we recorded aggregate non-cash impairment charges of $15.6 million relating to continuing operations. These charges consisted of $14.5 million related to the impairment of Sunset West goodwill within the Domestic Upholstery segment, $558,000 for the trade name in the remaining HMI business classified in All Other, and $556,000 for the Bradington-Young trade name in the Domestic Upholstery segment.

Amortization expenses for intangible assets with definite lives were $623,000 and $687,000 for the third quarters of fiscal 2026 and 2025, respectively, and $1.9 million and $2.1 million for the nine-month periods of fiscal 2026 and 2025. For the remainder of fiscal 2026, amortization expense is expected to be approximately $544,000.

10. Leases

We have operating leases for warehouses, showrooms, manufacturing facilities, offices and equipment. Sub-lease income totaled $12,000 in the third quarter and $212,000 for the nine-month period of fiscal 2026, compared with $36,000 and $107,000, respectively, in the comparable fiscal 2025 periods. The sub-lease income was related to the showroom and warehouse which served the discontinued PFC and SLF businesses.

The components of lease cost and supplemental cash flow information for leases for the third quarters and nine months of fiscal 2026 and 2025 were:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 2, 2025	October 27, 2024	November 2, 2025	October 27, 2024
Operating lease cost	$1,664	$1,674	$4,975	$4,975
Variable lease cost	76	73	239	262
Short-term lease cost	47	68	146	270
Total operating lease cost	$1,787	$1,815	$5,360	$5,507

Operating cash outflows	$1,734	$1,725	$5,207	$5,234

The right-of-use assets and lease liabilities recorded on our condensed consolidated balance sheets as of November 2, 2025 and February 2, 2025 were as follows:

	November 2, 2025	February 2, 2025
Real estate	$23,592	$38,329
Property and equipment	777	935
Total operating leases right-of-use assets	$24,369	$39,264

Current portion of operating lease liabilities	$5,432	$6,311
Long term operating lease liabilities	20,838	35,331
Total operating lease liabilities	$26,270	$41,642

The weighted-average discount rate is 4.86%. The weighted-average remaining lease term is 5.7 years as of November 2, 2025.

The following table reconciles the undiscounted future lease payments for operating leases to the operating lease liabilities recorded in the condensed consolidated balance sheet on November 2, 2025:

Undiscounted Future Operating Lease Payments
Remainder of fiscal 2026	$1,649
2027	6,563
2028	4,685
2029	3,915
2030	3,881
2031 and thereafter	9,746
Total lease payments	$30,439
Less: impact of discounting	(4,169)
Present value of lease payments	$26,270

11. Long-Term Debt

On December 5, 2024, the Company and its wholly owned subsidiaries, Bradington-Young, LLC, Sam Moore Furniture LLC and Home Meridian Group, LLC (together with the Company, the “Borrowers”), entered into an Amended and Restated Loan and Security Agreement (the “Amended and Restated Loan Agreement”) with Bank of America, N.A. (“BofA”), as lender. The Amended and Restated Loan Agreement amends, restates and replaces the Second Amended and Restated Loan Agreement, dated as of September 29, 2017, between the Borrowers and BofA, as amended (the “Existing Loan Agreement”). The outstanding principal amount of loans and letters of credit issued under the Existing Loan Agreement and used to collateralize certain insurance arrangements and for imported product purchases remain outstanding as loans and letters of credit under the Amended and Restated Loan Agreement.

The Amended and Restated Loan Agreement provides for a revolving credit facility in a committed principal amount of up to $70,000,000 (the “Revolving Commitment”), including a subline of $8,000,000 for letters of credit, and an option to increase the Revolving Commitment by up to $30,000,000 upon meeting certain conditions, including agreement by BofA to increase the Revolving Commitment by such amount. Proceeds of loans and letters of credit under the Amended and Restated Loan Agreement were available (a) on entry into the Amended and Restated Loan Agreement to replace the outstanding loans and letters of credit outstanding under the Existing Loan Agreement and to pay fees and expenses related to entry into the Amended and Restated Loan Agreement and (b) from and after entry into the Amended and Restated Loan Agreement, for general working capital and other corporate purposes of the Borrower.

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

Outstanding loans under the Amended and Restated Loan Agreement bear interest at a rate per annum equal to the then-current Term SOFR Rate for a period of one month plus 0.10% plus a margin of 1.75%. The Term SOFR Rate will be adjusted on a monthly basis. Letters of credit are subject to a letter of credit fee equal to the actual daily amount of undrawn letters of credit multiplied by a per annum rate of 1.75% and a fronting fee equal to the actual daily amount of undrawn letters of credit multiplied by a per annum rate of 0.125%. We must also pay a monthly unused commitment fee that is based on the average daily unused amount of Revolving Commitment multiplied by a per annum rate of 0.25%. All accrued interest and fees are payable in cash monthly in arrears.

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

We incurred $480,000 in fiscal 2025 and an additional $38,000 in fiscal 2026 year-to-date in debt issuance costs in connection with our term loans. As of November 2, 2025, unamortized loan costs of $426,000 were netted against the carrying value of our term loans on our consolidated balance sheet.

As of November 2, 2025, we had $4.1 million principal amount of outstanding loans and $2.1 million face amount of letters of credit. We had $63.8 million of Availability based on the current Borrowing Base.

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

We expect to continue to grant these types of awards annually in the future. The following table sets forth the number of outstanding restricted stock awards and RSUs and PSUs, net of forfeitures and vested shares, as of the fiscal period-end dates indicated:

	November 2,	February 2,
	2025	2025

Restricted shares	153	151
RSUs and PSUs	155	115
	308	266

All restricted shares, RSUs and PSUs awarded that have not yet vested are considered when computing diluted earnings per share.

The following table sets forth the computation of basic and diluted earnings per share:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 2,	October 27,	November 2,	October 27,
	2025	2024	2025	2024

Net loss	$(12,534)	$(3,581)	$(13,648)	$(5,875)
Less: Unvested participating restricted stock dividends	34	38	100	120
Net earnings allocated to unvested participating restricted stock	-	-	-
(Loss) / Earnings from continuing operations available for common shareholders	(12,568)	(3,619)	(13,748)	(5,995)
(Loss) / Earnings from discontinued operations available for common shareholders	(8,640)	(550)	(13,855)	(4,299)
Net (loss) / earnings available for common shareholders	(21,208)	(4,169)	(27,603)	(10,294)

Weighted average shares outstanding for basic earnings per share	10,624	10,541	10,600	10,519
Dilutive effect of unvested restricted stock, RSU and PSU awards	-	-	-	-
Weighted average shares outstanding for diluted earnings per share	10,624	10,541	10,600	10,519

Basic (loss) / earnings from continuing operations per share	$(1.18)	$(0.34)	$(1.29)	$(0.56)
Basic (loss) / earnings from discontinued operations per share	(0.81)	(0.05)	(1.30)	(0.41)
Basic (loss) / earnings per share	$(1.99)	$(0.39)	$(2.59)	$(0.97)

Diluted (loss) / earnings from continuing operations per share	$(1.18)	$(0.34)	$(1.29)	$(0.56)
Diluted (loss) / earnings from discontinued operations per share	(0.81)	(0.05)	(1.30)	(0.41)
Diluted (loss) / earnings per share	$(1.99)	$(0.39)	$(2.59)	$(0.97)

Due to net losses, approximately 62,000 shares and 118,000 shares for the third quarter and nine-month period of fiscal 2026, and 174,000 shares and 184,000 shares for the third quarter and nine-month period of fiscal 2025, respectively, would have been antidilutive and are therefore excluded from the calculation of earnings per share, respectively.

13. Income Taxes

For the third quarters of fiscal 2026 and fiscal 2025, we recorded income tax benefits of $3.6 million and $1.2 million on the pretax loss from continuing operations, and tax benefits of $3.3 million and $1.6 million on the pretax loss from discontinued operations. The consolidated effective tax rates for these periods were 24.5% and 40.7%, respectively. The higher fiscal 2025 third-quarter effective tax rate was primarily due to the annualization method, which resulted in the recognition of additional income tax benefits from previous quarters.

For the nine-month periods of fiscal 2026 and fiscal 2025, we recorded income tax benefits of $3.9 million and $2.0 million on the pretax loss from continuing operations, and tax benefits of $4.9 million and $1.5 million on the pretax loss from discontinued operations. Of the $4.9 million in tax benefits from discontinued operations, $3.3 million relates to discontinued operations and $1.6 million relates to assets held for sale. The consolidated effective tax rates for these periods were 24.3% and 26.0%, respectively. The higher fiscal 2025 effective tax rate reflects the impact of favorable tax adjustments including the cash surrender value gain on company-owned life insurance applied to a lower pretax loss.

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

For financial reporting purposes, we are organized into two reportable segments and “All Other”, which includes the remainder of our businesses:

■	Hooker Branded, consisting of the operations of our imported Hooker Casegoods and Hooker Upholstery businesses;

■	Domestic Upholstery, which includes the domestic upholstery manufacturing operations of Bradington-Young, HF Custom (formerly Sam Moore), Shenandoah Furniture and Sunset West; and

■	All Other, consisting of intercompany eliminations and operating segments that are not individually reportable. Due to a change in the way management internally evaluates operating performance, beginning with the fiscal 2026 first quarter, Hooker Branded and Domestic Upholstery segments’ results now include all the sales of products formerly included in H Contract’s results. Fiscal 2025 results discussed below have been recast to reflect this change. Subsequent to the third quarter of fiscal 2026, the Company entered into an Asset Purchase Agreement to sell the Pulaski Furniture (“PFC”) and Samuel Lawrence (“SLF”) casegoods brands, formerly part of the Home Meridian segment. As the PFC and SLF businesses have been classified as discontinued operations, the remaining business does not qualify as a reportable segment, therefore, the Home Meridian segment will be eliminated. The Samuel Lawrence Hospitality product line, along with the remaining Home Meridian businesses, will be reported within All Other.

The following tables present segment information for the periods, and as of the dates, indicated.

	Thirteen Weeks Ended				Thirty-Nine Weeks Ended
	November 2, 2025		October 27, 2024		November 2, 2025		October 27, 2024
		% Net		% Net		% Net		% Net
		Sales		Sales		Sales		Sales
Net Sales
Hooker Branded	$36,492	51.6%	$36,107	43.7%	$109,851	52.0%	$108,700	46.6%
Domestic Upholstery	30,197	42.7%	29,327	35.5%	87,787	41.6%	87,910	37.7%
All Other	4,041	5.7%	17,236	20.8%	13,519	6.4%	36,518	15.7%
Consolidated	$70,730	100%	$82,670	100%	$211,157	100%	$233,128	100%

Cost of Sales
Hooker Branded	$24,463	67.0%	$25,289	70.0%	$76,216	69.4%	$75,716	69.7%
Domestic Upholstery	24,187	80.1%	23,579	80.4%	71,192	81.1%	72,812	82.8%
All Other	3,992	98.8%	13,338	77.4%	11,013	81.5%	28,919	79.2%
Consolidated	$52,642	74.4%	$62,206	75.2%	$158,421	75.0%	$177,447	76.1%

Gross Profit
Hooker Branded	$12,030	33.0%	$10,818	30.0%	$33,636	30.6%	$32,983	30.3%
Domestic Upholstery	6,009	19.9%	5,748	19.6%	16,594	18.9%	15,099	17.2%
All Other	49	1.2%	3,898	22.6%	2,506	18.5%	7,599	20.8%
Consolidated	$18,088	25.6%	$20,464	24.8%	$52,736	25.0%	$55,681	23.9%

Selling and Administrative Expenses
Hooker Branded	$11,318	31.0%	$12,308	34.1%	$32,886	29.9%	$34,623	31.9%
Domestic Upholstery	5,172	17.1%	5,435	18.5%	15,631	17.8%	16,191	18.4%
All Other	1,714	42.4%	6,357	36.9%	4,150	30.7%	11,594	31.7%
Consolidated	$18,204	25.7%	$24,100	29.2%	$52,667	24.9%	$62,408	26.8%

Goodwill and Intangible assets impairment
Domestic Upholstery	15,018	49.7%	$-	0.0%	15,018	17.1%	$-	0.0%
All Other	558	13.8%	781	4.5%	558	4.1%	781	2.1%
Consolidated	$15,576	22.0%	$781	0.9%	$15,576	7.4%	$781	0.3%

Operating (Loss) / Income
Hooker Branded	$711	1.9%	$(1,490)	-4.1%	$748	0.7%	$(1,640)	-1.5%
Domestic Upholstery	(14,725)	-48.8%	(281)	-1.0%	(15,729)	-17.9%	(2,875)	-3.3%
All Other	(2,301)	-56.9%	(3,333)	-19.3%	(2,437)	-18.0%	(5,066)	-13.9%
Consolidated	$(16,315)	-23.1%	$(5,104)	-6.2%	$(17,418)	-8.2%	$(9,581)	-4.1%

Other Income, net
Hooker Branded	$12	0.0%	$207	0.6%	$107	0.1%	$951	0.9%
Domestic Upholstery	-	0.0%	1	0.0%	-	0.0%	767	0.9%
All Other	251	6.2%	404	2.3%	373	2.8%	857	2.3%
Consolidated	$263	0.4%	$612	0.7%	$480	0.2%	$2,575	1.1%

Interest expense - Corporate	$86	0.1%	$319	0.4%	$634	0.3%	$886	0.4%

Income taxes - Corporate	$(3,604)	-5.1%	$(1,230)	-1.5%	$(3,924)	-1.9%	$(2,017)	-0.9%

Net (loss) / income from continuing operations - Corporate	$(12,534)	-17.7%	$(3,581)	-4.3%	$(13,648)	-6.5%	$(5,875)	-2.5%

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 2, 2025	October 27, 2024	November 2, 2025	October 27, 2024
Restructuring Costs
Hooker Branded	$438	$997	$1,220	$997
Domestic Upholstery	154	559	418	559
All Other	5	1,325	50	1,325
Consolidated	$597	$2,881	$1,688	$2,881

Capital Expenditures
Hooker Branded	$747	$587	$1,989	$1,032
Domestic Upholstery	110	619	232	1,334
All Other	112	-	293	11
Consolidated	$969	$1,206	$2,514	$2,377

Depreciation & Amortization
Hooker Branded	$536	$562	$1,603	$1,676
Domestic Upholstery	977	1,074	3,012	3,239
All Other	231	244	747	859
Consolidated	$1,744	$1,880	$5,362	$5,774

We recorded $597,000 and $1.7 million in restructuring costs in the third quarter and nine-month period of fiscal 2026, respectively, primarily related to severance and warehouse consolidation initiatives.

Within discontinued operations, we recorded expenses of $2.6 million in the fiscal 2026 third quarter and $4.1 million year-to-date related to the exit of HMI’s Savannah warehouse, which primarily supported the discontinued PFC and SLF businesses, including fixed-asset write-offs, inventory liquidation, severance, and moving costs. We also recorded a $6.5 million loss from classification to held-for-sale in the fiscal 2026 third quarter.

As of November 2, 2025 and February 2, 2025, we had accrued restructuring charges of approximately $490,000 and $174,000, respectively. The balance as of November 2, 2025 is expected to be paid during the next 12 months. The restructuring costs were recorded under cost of sales and selling and administrative expenses in the statements of operations.

	As of November 2,		As of February 2,
	2025	%Total	2025	%Total
		Assets		Assets
Assets
Hooker Branded	$147,746	65.3%	$153,373	54.6%
Domestic Upholstery	54,411	24.1%	58,746	20.9%
All Other	10,667	4.7%	40,006	14.2%
Assets Held for Sale, net	13,301	5.9%	28,782	10.2%
Consolidated Assets	$226,125	100%	$280,907	100%
Consolidated Goodwill
and Intangibles	14,112		33,035
Total Consolidated Assets	$240,237		$313,942

Sales by product type are as follows:

	Net Sales (in thousands)
	Thirteen Weeks Ended				Thirty-Nine Weeks Ended
	November 2, 2025	%Total	October 27, 2024	%Total	November 2, 2025	%Total	October 27, 2024	%Total
Casegoods	$33,990	48%	$43,083	52%	$103,781	49%	$98,756	42%
Upholstery	36,740	52%	39,587	48%	107,376	51%	134,372	58%
	$70,730	100%	$82,670	100%	$211,157	100%	$233,128	100%

15. Subsequent Events

Dividends

On December 11, 2025, our board of directors declared a quarterly cash dividend of $0.115 per share which will be paid on December 31, 2025 to shareholders of record at December 21, 2025.

Sale of Certain Casegoods Brands

On December 1, 2025, the Company entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with Magnussen Home Furnishings, Inc. (“Magnussen”) to sell the Company’s Pulaski Furniture (“PFC”) and Samuel Lawrence (“SLF”) casegoods brands, including specified assets and liabilities related to those brands. Pursuant to the terms of the Asset Purchase Agreement, at closing, an estimated purchase price will be determined and paid based upon the net book value of the assets being sold in the transaction. As of November 2, 2025, the Company’s fiscal third quarter-end, the currently estimated purchase price is approximately $4.6 million subject to final adjustment to closing values, pursuant to the terms of the Asset Purchase Agreement. Magnussen will also assume approximately $4.8 million of the lease liabilities related to HMI’s High Point showroom. The Company will retain the Samuel Lawrence brand in connection with the operation of its hospitality business.

The transaction is subject to customary closing conditions, including third party consents, and is currently expected to close by mid-December 2025. Ten percent of the purchase price paid at closing will be subject to a holdback for 210 days for customary indemnification and final purchase price adjustments. The transactions contemplated by the Asset Purchase Agreement do not require the approval of the Company’s or Magnussen’s shareholders.

The Company’s HMI segment currently had three brands: PFC, SLF and Samuel Lawrence Hospitality (“SLH”) and the Company is retaining the SLH product line, which has been retroactively included in the “All other” segment. To accommodate the Company’s continued use of the “Samuel Lawrence Hospitality” name, Magnussen will license back the use of the name to the Company pursuant to an exclusive, worldwide, royalty-free, fully-paid license agreement. Under the Asset Purchase Agreement, Magnussen has agreed, for a period of three (3) years following the closing, not to, directly or indirectly, engage or participate in the hospitality business in the U.S. or in any jurisdiction in which the Company or any successor or assign operates.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

All references to the “Company,” “we,” “us” and “our” in this document refer to Hooker Furnishings Corporation and its consolidated subsidiaries, unless specifically referring to segment information. All references to the “Hooker,” “Hooker Division(s),” “Hooker Legacy Brands” or “traditional Hooker” divisions or companies refer to all current business units and brands except for those in the former Home Meridian segment. The Hooker Branded segment includes Hooker Casegoods and Hooker Upholstery. The Domestic Upholstery segment includes Bradington-Young, HF Custom (formerly Sam Moore), Shenandoah Furniture and Sunset West. All Other includes intercompany eliminations and operating segments that are not individually reportable.

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

(2) general economic or business conditions, both domestically and internationally, including the current macroeconomic uncertainties and challenges to the retail environment for home furnishings along with instability in the financial and credit markets, in part due to fluctuating interest rates and housing market volatility, which can affect consumer spending patterns, existing home sales, and demand for home furnishings, including their potential impact on (i) our sales and operating costs and access to financing, (ii) customers, and (iii) suppliers and their ability to obtain financing or generate the cash necessary to conduct their respective businesses;

(3) the impairment of our long-lived assets, which can result in reduced earnings and net worth;

(4) the cyclical nature of the furniture industry, which is particularly sensitive to changes in consumer confidence, the amount of consumers’ income available for discretionary purchases, and the availability and terms of consumer credit;

(5) future actions by activist stockholders that could divert management attention, create uncertainty around our strategic direction, disrupt relationships with key shareholders, increase our costs, drive stock price volatility, and otherwise materially impact our business, financial condition, results of operations, and cash flows;

(6) risks associated with the ultimate outcome of our cost reduction plans, including the amounts and timing of savings realized and the ability to scale the business appropriately as customer demand increases or decreases based on the macroeconomic environment;

(7) risks associated with our ability to satisfy the necessary conditions to consummate the sale of Pulaski Furniture and Samuel Lawrence casegoods brands on a timely basis or at all;

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

(17) disruptions and damage (including those due to weather) affecting our Virginia or North Carolina warehouses, our Virginia, North Carolina or California administrative and manufacturing facilities, our High Point, Las Vegas, and Atlanta showrooms or our representative office or warehouse in Vietnam;

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

(25) changes in consumer preferences, including increased demand for lower-priced furniture, especially in light of recently imposed tariffs on imported furniture; and

(26) decisions concerning the allocation of capital including the extent to which we repurchase shares of our common stock which will affect shares outstanding and EPS.

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

Quarterly Reporting

This quarterly report on Form 10-Q includes our unaudited condensed consolidated financial statements for the 2026 fiscal year thirteen-week period (also referred to as “three months,” “three-month period,” “quarter,” “third quarter” or “quarterly period”) that began August 4, 2025 and the thirty-nine-week period (also referred to as “nine months”, “nine-month period” or “year-to-date period”) that began February 3, 2025, which both ended November 2, 2025. This report discusses our results of operations for these periods compared to the 2025 fiscal year thirteen-week period that began July 29, 2024, and the thirty-nine-week period that began January 29, 2024, which both ended October 27, 2024; and our financial condition as of November 2, 2025 compared to February 2, 2025.

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

During fiscal 2026, management determined that the Pulaski Furniture (“PFC”) and Samuel Lawrence Furniture (“SLF”) brands within the Home Meridian segment no longer aligned with the Company’s long-term strategic direction. As a result, the Company initiated a formal process to sell these businesses.

In recent years, the value-priced PFC and SLF businesses have faced substantial sales declines due to adverse macroeconomic conditions, including elevated housing prices and mortgage rates that have weakened the housing market, reduced consumer discretionary spending, inflationary pressures, and ongoing tariffs. These uncontrollable factors disproportionately impacted the higher-volume, low-margin business model under which these brands operate. Despite implementing organizational restructuring and cost-reduction initiatives, the model no longer supports the Company’s strategy of achieving sustainable, long-term profitability. We believe that divesting the PFC and SLF businesses will allow management to realign our portfolio around our strongest brands and position the Company for consistent, long-term performance.

For the nine-month period of fiscal 2026, the combined net sales of PFC and SLF accounted for approximately 75% of the Home Meridian segment’s net sales and 15% of consolidated net sales. Following their sale, the Home Meridian segment will be eliminated, with its remaining Samuel Lawrence Hospitality brand reclassified into the “All Other” category. This divestiture represents a strategic shift and will result in a significant change to the Company’s operations and financial reporting.

An active buyer was identified, and a letter of intent was executed before the end of the third quarter. Accordingly, management concluded that the PFC and SLF businesses met the criteria to be classified as held for sale and reported as discontinued operations. On December 1, 2025, the Company entered into an Asset Purchase Agreement with the buyer. Pursuant to the terms of the Agreement, a preliminary purchase price was established at execution. Following closing, the purchase price will be adjusted to reflect the final net book value of the assets sold as of the closing date. See Note 3 to the Condensed Consolidated Financial Statements for additional information.

The following analysis excludes discontinued operations except as otherwise indicated.

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

At November 2, 2025, our backlog of unshipped orders was as follows:

	Order Backlog
	(Dollars in 000s)
Reporting Segment	November 2, 2025	February 2, 2025	October 27, 2024

Hooker Branded	$15,364	$13,108	$14,242
Domestic Upholstery	16,147	18,123	15,018
All Other	1,224	5,259	13,678

Consolidated	$32,735	$36,490	$42,938

At the end of the third quarter of fiscal 2026, consolidated order backlog decreased 10.3% compared to the fiscal year-end on February 2, 2025, and 23.8% compared to the prior year third quarter end. These decreases were primarily driven by the absence of large projects in the hospitality business during the current period, reflecting the project-based nature and inherent variability of that business.

Hooker Branded’s backlog increased 17.2% compared to fiscal year-end and 7.9% compared to the prior-year third quarter, supported by a 4.1% increase in incoming orders during the quarter. Domestic Upholstery’s backlog decreased 10.9% from year-end but increased 7.5% compared to the prior-year quarter-end, driven by a 3.5% increase in incoming orders. Both Hooker Branded and Domestic Upholstery experienced year-over-year increases in incoming orders for two consecutive quarters.

Executive Summary

Fiscal 2026 third quarter:

Consolidated net sales from continuing operations for the third quarter of fiscal 2026 decreased $11.9 million, or 14.4%, to $70.7 million compared to $82.7million in the prior-year period. The decline was primarily attributable to the timing of shipments in the hospitality business, as several large projects were shipped in the prior-year quarter. The decrease was partially offset by a 3.0% increase in net sales at Domestic Upholstery and a 1.1% increase at Hooker Branded.

Gross profit from continuing operations decreased $2.4 million, consistent with the lower sales volume; however, gross margin increased slightly to 25.6% compared to 24.8% in the prior-year period. Margin improvement at Hooker Branded offset margin declines within All Other due to lower sales volume in the hospitality business. Domestic Upholstery gross margin remained consistent with the prior-year quarter.

Consolidated operating loss from continuing operations for the quarter was $16.3 million driven by the $15.6 million non-cash impairment charges to certain intangible assets within the Domestic Upholstery segment and All Other. The challenging macroeconomic environment has created significant pressure across the home furnishings and broader consumer discretionary sectors, which adversely affected our near-term results and contributed to a sustained decline in our share price during the third quarter. These conditions triggered an interim impairment analysis under U.S. GAAP. Market-based valuation inputs, including trading multiples and discount rates, were negatively impacted, resulting in non-cash impairments of certain goodwill and indefinite-lived intangible assets. These accounting charges are not expected to affect our liquidity, ongoing operations, or strategic view of the related brands and businesses. Additionally, approximately $600,000 of restructuring costs, primarily severance associated with cost-reduction initiatives, were recorded in the current quarter. Net loss from continuing operations for the quarter was $12.5 million, or ($1.18) per diluted share.

Fiscal 2026 nine months:

Consolidated net sales from continuing operations for the first nine months of fiscal 2026 decreased $22.0 million, or 9.4%, to $211.1 million compared to $233.1 million in the prior-year period. The decline was also driven by lower hospitality net sales, as several large projects shipped during the third quarter, and to a lesser extent, the second quarter, of the prior fiscal year. This decline was partially offset by a $1.2 million, or 1.1%, increase in net sales at Hooker Branded. Domestic Upholstery net sales were essentially flat for the period.

Gross profit decreased $2.9 million, largely reflecting the reduction in hospitality volume. Despite the lower sales, consolidated gross margin improved to 25.0% from 23.9% in the prior-year period, primarily due to increased profitability at Domestic Upholstery resulting from modest decreases in direct labor, warehousing labor, and material costs. Hooker Branded gross margin remained essentially unchanged.

Consolidated operating loss from continuing operations for the nine-month period was $17.4 million, which included the $15.6 million non-cash impairment charges discussed above to certain intangible assets within the Domestic Upholstery segment and All Other, as well as the $1.7 million of restructuring costs related to severance and warehousing consolidation costs. The Company reported a net loss of $13.6 million, or ($1.29) per diluted share.

Multi-Phased Cost Reduction Initiatives

Through our multi-phased cost reduction initiatives, we have exceeded our initial goal to reduce our fixed costs by approximately $25 million by the end of the fiscal 2026 third quarter. We now have our new cost structure in place, which we projected to be complete by the end of this quarter.

Our fiscal 2026 third quarter and first nine months performance is discussed in greater detail below under “Results of Operations – Continuing Operations” and “Results of Operations – Discontinued Operations”.

Results of Operations – Continuing Operations

The following table sets forth the percentage relationship to net sales of certain items included in the condensed consolidated statements of income included in this report.

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 2,	October 27,	November 2,	October 27,
	2025	2024	2025	2024
Net sales	100%	100%	100%	100%
Cost of sales	74.4	75.2	75.0	76.1
Gross profit	25.6	24.8	25.0	23.9
Selling and administrative expenses	25.7	29.2	24.9	26.8
Goodwill and trade name impairment charges	22.0	0.9	7.4	0.3
Intangible asset amortization	0.9	0.8	0.9	0.9
Operating (loss)/income	(23.1)	(6.2)	(8.2)	(4.1)
Other income, net	0.4	0.7	0.2	1.1
Interest expense	0.1	0.4	0.3	0.4
(Loss)/income from continuing operations before income taxes	(22.8)	(5.8)	(8.3)	(3.4)
Income tax (benefit) / expense	(5.1)	(1.5)	(1.9)	(0.9)
Net (loss)/income from continuing operations	(17.7)	(4.3)	(6.5)	(2.5)

Fiscal 2026 Third Quarter and First Nine Months Compared to Fiscal 2025 Third Quarter and First Nine Months

	Net Sales
	Thirteen Weeks Ended						Thirty-Nine Weeks Ended
	November 2,		October 27,				November 2,		October 27,
	2025		2024				2025		2024
		% Net Sales		% Net Sales	$ Change	% Change		% Net Sales		% Net Sales	$ Change	% Change
Hooker Branded	$36,492	51.6%	$36,107	43.7%	$385	1.1%	$109,851	52.0%	$108,700	46.6%	$1,151	1.1%
Domestic Upholstery	30,197	42.7%	29,327	35.5%	870	3.0%	87,787	41.6%	87,910	37.7%	(123)	-0.1%
All Other	4,041	5.7%	17,236	20.8%	(13,195)	-76.6%	13,519	6.4%	36,518	15.7%	(22,999)	-63.0%
Consolidated	$70,730	100%	$82,670	100%	$(11,940)	-14.4%	$211,157	100%	$233,128	100%	$(21,971)	-9.4%

Unit Volume	FY26 Q3 vs. FY25 Q3 Change	FY26 YTD vs. FY25 YTD Change	Average Selling Price (“ASP”)	FY26 Q3 vs. FY25 Q3 Change	FY26 YTD vs. FY25 YTD Change

Hooker Branded	-9.3%	-1.3%	Hooker Branded	10.8%	2.3%
Domestic Upholstery	1.5%	0.5%	Domestic Upholstery	0.8%	-1.0%
All Other	-63.4%	-52.5%	All Other	-17.4%	3.9%
Consolidated	-18.0%	-9.8%	Consolidated	11.9%	5.9%

Consolidated net sales decreased $11.9 million, or 14.4%, for the third quarter of fiscal 2026, and $22.0 million, or 9.4%, for the nine-month period, primarily due to a significant decline in hospitality net sales under All Other.

■	The Hooker Branded segment’s net sales increased 1.1% for both the third quarter and the nine-month period, driven by higher average selling prices in both periods, partially offset by lower unit volume. Gross revenue remained essentially unchanged; however, reduced discounts and, to a lesser extent, lower returns and allowances, reflecting higher handling charges in the prior year, resulted in a slight increase in net sales.

■	The Domestic Upholstery segment’s net sales increased $870,000, or 3.0%, in the third quarter and remained essentially flat for the nine-month period. Performance varied across the segment’s divisions. Shenandoah Furniture, which serves the private-label market, reported net sales increases of 7.2% for the quarter and 2.2% for the nine-month period, supported by strong incoming orders in the second and third quarters. Sam Moore net sales increased 6.8% in the third quarter, following a 10% increase in the second quarter, driven by improved capacity and operational efficiency; however, Sam Moore’s net sales decreased 1.7% for the nine-month period. Sunset West, the outdoor furnishings division, reported flat net sales for both periods, while Bradington-Young experienced slight decreases of 1.8% in the third quarter and 1.6% for the nine-month period.

■	All Other net sales decreased significantly in both periods, primarily due to the decrease in hospitality net sales resulting from the timing of shipments of several large projects in the prior fiscal year.

	Gross Profit / (Loss) and Margin
	Thirteen Weeks Ended						Thirty-Nine Weeks Ended
	November 2,		October 27,				November 2,		October 27,
	2025		2024				2025		2024
		% Net Sales		% Net Sales	$ Change	% Change		% Net Sales		% Net Sales	$ Change	% Change
Hooker Branded	$12,030	33.0%	$10,818	30.0%	$1,211	11.2%	$33,636	30.6%	$32,983	30.3%	$652	2.0%
Domestic Upholstery	6,009	19.9%	5,748	19.6%	261	4.5%	16,594	18.9%	15,099	17.2%	1,495	9.9%
All Other	49	1.2%	3,898	22.6%	(3,849)	98.7%	2,506	18.5%	7,599	20.8%	(5,093)	67.0%
Consolidated	$18,088	25.6%	$20,464	24.8%	$(2,377)	-11.6%	$52,736	25.0%	$55,681	23.9%	$(2,946)	-5.3%

Consolidated gross profit decreased for both periods due to lower net sales, while consolidated gross margin increased in each period.

■	The Hooker Branded segment’s gross profit increased $1.2 million, and gross margin improved 300 bps in the third quarter, benefiting from price increases implemented to offset tariffs and higher costs, as well as reduced discounts. Warehousing costs decreased modestly during the quarter due to decreased freight expenses, while partially offset by higher rent and labor expenses associated with warehouse consolidation. For the nine-month period, gross profit increased $652,000, driven by higher net sales, while gross margin remained essentially flat. Price increases and lower returns and allowances were offset by reduced margins on discounted products used to balance the inventory mix earlier this year. Warehousing expenses increased slightly for the period also due to higher rent and labor costs related to warehouse consolidation, along with increased medical claims. Restructuring costs of $47,000 and $258,000 were recorded for the third quarter and nine-month period, respectively, compared to $47,000 recorded in the prior-year period.

■	The Domestic Upholstery segment’s gross profit increased $261,000 in the third quarter, while gross margin remained consistent with the prior-year period. Direct material, direct labor, and indirect costs remained relatively flat as a percentage of net sales compared to last year’s third quarter. For the nine-month period, gross profit increased $1.5 million and gross margin improved 170 bps. Direct material costs decreased slightly as a percentage of net sales, and direct labor costs also decreased due to cost-reduction initiatives. Indirect costs were modestly lower than the prior-year period, reflecting improved absorption driven by increased production efficiency at Sam Moore. Restructuring costs of $26,000 and $63,000 were recorded in the third quarter and nine-month period, respectively, related to relocating Sunset West inventory from the former Savannah warehouse.

■	All Other gross profit and gross margin decreased in both periods, driven by lower net sales in the hospitality business.

	Selling and Administrative Expenses (S&A)
	Thirteen Weeks Ended						Thirty-Nine Weeks Ended
	November 2,		October 27,				November 2,		October 27,
	2025		2024				2025		2024
		% Net Sales		% Net Sales	$ Change	% Change		% Net Sales		% Net Sales	$ Change	% Change
Hooker Branded	$11,318	31.0%	$12,308	34.1%	$(990)	-8.0%	$32,886	29.9%	$34,623	31.9%	$(1,736)	-5.0%
Domestic Upholstery	5,172	17.1%	5,435	18.5%	(263)	-4.8%	15,631	17.8%	16,191	18.4%	(560)	-3.5%
All Other	1,714	42.4%	6,357	36.9%	(4,643)	-73.0%	4,150	30.7%	11,594	31.7%	(7,443)	-64.2%
Consolidated	$18,204	25.7%	$24,100	29.2%	$(5,896)	-24.5%	$52,667	24.9%	$62,408	26.8%	$(9,739)	-15.6%

Consolidated selling and administrative (“S&A”) expenses decreased $5.9 million in the third quarter and $9.7 million for the nine-month period. The reduction was primarily due to the exit of the PRI business, including the recognition of bad debt associated with the bankruptcy of its major customer, as well as lower restructuring costs related to the cost-reduction initiatives that began in the prior-year third quarter. The decreases also reflect reduced spending associated with the cost-reduction and restructuring efforts.

■	The Hooker Branded segment’s S&A expenses decreased $990,000, or 310 bps, in the third quarter. Restructuring costs totaled $390,000 in the current-year quarter compared to $950,000 in the prior-year third quarter. Excluding commissions and restructuring costs, S&A expenses were approximately $450,000 lower than the prior-year period. For the nine-month period, S&A expenses decreased $1.7 million. Restructuring costs were $961,000 in the current-year period compared to $950,000 in the prior-year period. Excluding commissions and restructuring costs, S&A expenses were $1.8 million lower than the prior-year nine-month period. These decreases were driven primarily by lower compensation and other spending, partially offset by higher professional services costs, largely attributable to increased IT-related licensing and contract fees and, to a lesser extent, higher accounting-related fees.

■	The Domestic Upholstery segment’s S&A expenses decreased $263,000, or 140 bps, in the third quarter. Restructuring costs totaled $127,000 in the current-year quarter compared to $559,000 in the prior-year third quarter. Excluding commissions and restructuring costs, S&A expenses increased, driven by higher rent expense, increased compensation costs resulting from higher medical claims, and a higher bonus accrual reflecting improved profitability, partially offset by reductions in other discretionary spending. For the nine-month period, S&A expenses decreased $560,000, or 60 basis points. Restructuring costs were $356,000 in the current-year period compared to $559,000 in the prior-year period. Excluding commissions and restructuring costs, S&A expenses decreased slightly, primarily due to lower professional service fees, elevated in the prior year, and reduced spending on advertising supplies and other operating expenses. These decreases were largely offset by higher compensation costs, rent, sample and product development expenses, and banking fees.

■	All Other S&A expenses decreased in both periods due primarily to the absence of bad debt from a major customer bankruptcy in the prior year third quarter and the related exit of the PRI business, as well as the absence of BOBO consolidation costs.

	Intangible Asset Impairment and Amortization
	Thirteen Weeks Ended						Thirty-Nine Weeks Ended
	November 2,		October 27,				November 2,		October 27,
	2025		2024				2025		2024
		% Net Sales		% Net Sales	$ Change	% Change		% Net Sales		% Net Sales	$ Change	% Change
Goodwill impairment	$14,462	20.4%	$-	0.0%	$14,462		$14,462	6.8%	$-	0.0%	$14,462
Tradenames impairment	1,114	1.6%	781	1.9%	333	42.6%	1,114	0.5%	781	0.7%	333	42.6%
Intangible asset amortization	623	0.9%	687	0.9%	-64	-9.3%	1,911	0.9%	2,073	0.9%	-162	-7.8%

We recorded $15.6 million of non-cash impairment charges during the third quarter and nine-month period. These costs included $14.5 million to write down goodwill in the Sunset West division, $556,000 to write down the Bradington-Young trade name, both within the Domestic Upholstery segment, and $558,000 to the remaining HMI business classified in All Other. See Note 9 to our Condensed Consolidated Financial Statements for additional information.

	Operating Profit / (Loss) and Margin
	Thirteen Weeks Ended						Thirty-Nine Weeks Ended
	November 2,		October 27,				November 2,		October 27,
	2025		2024				2025		2024
		% Net Sales		% Net Sales	$ Change	% Change		% Net Sales		% Net Sales	$ Change	% Change
Hooker Branded	$711	1.9%	$(1,490)	-4.1%	$2,201	147.7%	$748	0.7%	$(1,640)	-1.5%	$2,388	145.6%
Domestic Upholstery	(14,725)	-48.8%	(281)	-1.0%	(14,444)	-5140.2%	(15,729)	-0.8%	(2,875)	-3.3%	(12,854)	-447.1%
All Other	(2,301)	-56.9%	(3,333)	-19.3%	1,032	-31.0%	(2,437)	-18.0%	(5,067)	-13.9%	2,630	-51.9%
Consolidated	$(16,315)	-23.1%	$(5,104)	-6.2%	$(11,211)	219.7%	$(17,418)	-8.2%	$(9,582)	-4.1%	$(7,836)	81.8%

We recorded operating loss of $16.3 million for the fiscal 2026 third quarter, driven primarily by a $15.6 million non-cash intangible impairment charge and $597,000 in restructuring costs. For the nine-month period, operating loss was $17.4 million likewise reflects the impact of the $15.6 million impairment and $1.7 million in restructuring charges.

	Income taxes
	Thirteen Weeks Ended						Thirty-Nine Weeks Ended
	November 2,		October 27,				November 2,		October 27,
	2025		2024				2025		2024
		% Net Sales		% Net Sales	$ Change	% Change		% Net Sales		% Net Sales	$ Change	% Change
Consolidated income tax (benefit) / expense	$(3,604)	-5.1%	$(1,230)	-1.5%	$(2,374)	-193.0%	$(3,924)	-1.9%	$(2,017)	-0.9%	$(1,907)	94.5%

Effective Tax Rate	22.3%		25.6%				22.3%		25.6%

For the third quarters of fiscal 2026 and fiscal 2025, we recorded income tax benefits of $3.6 million and $1.2 million on the pretax loss from continuing operations. For the nine-month periods of fiscal 2026 and fiscal 2025, we recorded income tax benefits of $3.9 million and $2.0 million on the pretax loss from continuing operations. The effective tax rates for these periods were 22.3% and 25.6%, respectively. The fiscal 2025 effective tax rate was higher due to the impact of favorable tax adjustments including the cash surrender value gain on company-owned life insurance applied to a lower pretax loss.

	Net (Loss) / Income from Continuing Operations
	Thirteen Weeks Ended						Thirty-Nine Weeks Ended
	November 2,		October 27,				November 2,		October 27,
	2025		2024				2025		2024
		% Net Sales		% Net Sales	$ Change	% Change		% Net Sales		% Net Sales	$ Change	% Change
Net (loss) / income from Continuing Operations	$(12,534)	-17.7%	$(3,581)	-4.3%	$(8,953)	-250.0%	$(13,648)	-6.5%	$(5,875)	-2.5%	$(7,773)	132.3%

Diluted (loss) / earnings from continuing operations per share	$(1.18)		$(0.34)				$(1.29)		$(0.56)

Results of Operations – Discontinued Operations

The following table sets forth the percentage relationship to net sales of certain items included in the condensed consolidated statements of income included in this report.

	For the
	Thirteen Weeks Ended						Thirty-Nine Weeks Ended
	November 2,		October 27,				November 2,		October 27,
	2025		2024				2025		2024
		% Net Sales		% Net Sales	$ Change	% Change		% Net Sales		% Net Sales	$ Change	% Change
Net sales	$10,341	100.0%	$21,683	100.0%	$(11,342)	-52.3%	$37,379	100.0%	$59,877	100.0%	$(22,498)	-37.6%
Cost of sales	12,081	116.8%	18,122	83.6%			37,929	101.5%	51,240	85.6%	(13,311)	-26.0%
Gross profit	(1,740)	-16.8%	3,561	16.4%	(5,301)	-148.9%	(550)	-1.5%	8,637	14.4%	(9,187)	-106.4%
S&A expenses	4,042	39.1%	4,316	19.9%	(274)	-6.3%	11,597	31.0%	12,623	21.1%	(1,026)	-8.1%
Tradename impairment	-	0.0%	1,172	5.4%	(1,172)	-100.0%	-	0.0%	1,175	2.0%	(1,175)	-100.0%
Intangible asset amortization	248	2.4%	229	1.1%	19	8.3%	745	2.0%	688	1.1%	57	8.3%
Other income itmes that are not major	(665)	-6.4%	-	0.0%	(665)		(665)	-1.8%	-	0.0%	(665)
Pretax loss of discontinued oprations related to major classes	(5,365)	-51.9%	(2,156)	-9.9%	(3,209)	-148.8%	(12,227)	-32.7%	(5,849)	-9.8%	(6,378)	-109.0%
Pretax loss from classification to held-for-sale	6,544	63.3%	-	0.0%	6,544		6,544	17.5%	-	0.0%	6,544

(Loss) / income from discontinued operations before income taxes	(11,909)	-115.2%	(2,156)	-9.9%	(9,753)	-452.4%	(18,771)	-50.2%	(5,849)	-9.8%	(12,922)	-220.9%
Income tax benefits	(3,269)	-31.6%	(1,606)	-7.4%	(1,663)	-103.5%	(4,916)	-13.2%	(1,550)	-2.6%	(3,366)	-217.2%
Net loss from discontinued operations	(8,640)	-83.6%	(550)	-2.5%	(8,090)	-1470.9%	(13,855)	-37.1%	(4,299)	-7.2%	(9,556)	-222.3%

Unit Volume	FY26 Q3 vs. FY25 Q3 Change	FY26 YTD vs. FY25 YTD Change	Average Selling Price (“ASP”)	FY26 Q3 vs. FY25 Q3 Change	FY26 YTD vs. FY25 YTD Change

Discontinued Operations	-59.1%	-44.1%	Discontinued Operations	2.7%	-5.5%

Combined net sales for PFC and SLF decreased $11.3 million, or 52.3%, in the third quarter and $22.5 million, or 37.6%, for the nine-month period due to significantly lower unit volume. These declines were primarily driven by continued macroeconomic pressures and tariff-related buying hesitancy among their value-oriented customers, particularly major furniture chains.

We recorded restructuring costs of $2.6 million in the third quarter and $4.1 million year-to-date associated with the exit of the Savannah warehouse, which primarily supported the PFC and SLF businesses These costs included fixed-asset write-offs, inventory liquidation, severance, and relocation expenses. Low sales volumes resulted in under-absorption of warehouse and international operating costs, which also adversely impacted gross profitability.

Persistently low sales volume, unfavorable product and customer mix, restructuring costs, and approximately $1 million of bad debt related to a recent customer bankruptcy resulted in significant operating losses for both periods. Additionally, valuation allowance of $6.5 million was recorded in the third quarter against held for sale assets.

Outlook

Incoming orders for Hooker branded and Domestic Upholstery segments have increased year-over-year for two consecutive quarters. While macroeconomic headwinds, including elevated housing prices, inflation, low consumer confidence and ongoing tariffs, remain largely unchanged, these challenges were most acute in our higher-volume, lower-margin discontinued business. With a more efficient cost structure and sharper portfolio, we believe we are better positioned to improve profitability even in a prolonged downturn. The advantage going forward is focus, and our team is now fully aligned around our core businesses, which we believe will allow us to drive organic growth and build sustainable profitability.

Financial Condition, Liquidity and Capital Resources

Cash Flows – Operating, Investing and Financing Activities

	Thirty-Nine Weeks Ended
	November 2,	October 27,
	2025	2024
Net cash provided by operating activities	$22,903	$(11,870)
Net cash used in investing activities	(2,870)	(1,825)
Net cash used in financing activities	(25,511)	(8,311)
Net cash provided by / (used in) discontinued operations	537	(743)
Net decrease in cash and cash equivalents	$(4,941)	$(22,749)

During the nine-month period of fiscal 2026, cash decreased by $4.9 million from the prior fiscal year-end. Cash used in financing activities, primarily related to repayments on the term loan and revolving credit facility, together with cash used in investing activities, was largely offset by cash provided by operating activities, which was driven by favorable changes in working capital and non-cash items.

●	Cash generated from operating activities totaled $22.9 million compared to $11.9 million used in operations for the same period in the prior year. Key drivers of operating cash flow increase:

○	Although net loss from continuing operations was $13.6 million, compared to $5.9 million in the prior-year period, the increase was primarily attributable to the $15.6 million of non-cash tradename impairment charges, which were added back to net income in the reconciliation to net cash provided by operating activities.

○	Trade receivables: Collections of trade accounts receivable generated $13.6 million of cash inflows, compared to $1.4 million outflows in the prior-year period, primarily due to large, project-based receipts.

○	Inventories: Reductions in inventory levels provided $14.1 million cash inflows, compared to $7.8 million outflows in the prior-year period. The decrease was concentrated in the Hooker Branded segment, where inventory transitioned from previously elevated seasonal build-up to active sell-through.

○	Prepaid expenses and other assets: Cash inflows totaled $1.8 million, compared to $3.9 million outflows in the prior-year period, primarily reflecting the reduced spending on the ERP system implementation.

○	Accrued salaries, wages, and benefits: Accrued compensation increased by $0.9 million, compared to a $463,000 outflow in the prior-year period, due to the timing of related cash disbursement.

●	Offsetting factors

○	These cash inflows were partially offset by a $4 million decline in accounts payable, as we paid down outstanding payables, compared to a $6.6 million cash inflow in the prior year same period, as we reduced purchasing activity and did not continue building inventory levels during the current period.

Cash used in investing activities totaled $2.9 million, compared to $1.8 million in the prior-year period. The increase was primarily due to $936,000 life insurance proceeds received in the prior year that did not recur in the current period.

Cash used in financing activities was $25.5 million, compared to $8.3 million in the prior-year period, primarily due to $17.9 million of repayments on the revolving credit facility during the current period.

Cash provided by discontinued operations was $537,000, compared to $743,000 used in the prior-year period. Favorable adjustments including non-cash valuation allowance and asset disposals were added back to the net loss, and $6.8 million inflow from collections of trade accounts receivable led to $722,000 cash generated from operating activities.

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

Our most significant ongoing short-term cash requirements relate primarily to funding operations (including expenditures for inventory, lease payments and payroll), quarterly dividend payments and capital expenditures related primarily to our ERP project, showroom renovations and upgrading systems, buildings and equipment. The timing of our working capital needs can vary greatly depending on demand for and availability of raw materials and imported finished goods but is generally the greatest in mid-summer because of inventory build-up for the traditional fall selling season. Long-term cash requirements relate primarily to funding lease payments and repayment of long-term debt.

Loan Agreements and Revolving Credit Facility

On December 5, 2024, the Company and its wholly owned subsidiaries, Bradington-Young, LLC, Sam Moore Furniture LLC and Home Meridian Group, LLC (together with the Company, the “Borrowers”), entered into an Amended and Restated Loan and Security Agreement (the “Amended and Restated Loan Agreement”) with Bank of America, N.A. (“BofA”), as lender. The Amended and Restated Loan Agreement amends, restates and replaces the Second Amended and Restated Loan Agreement, dated as of September 29, 2017, between the Borrowers and BofA, as amended (the “Existing Loan Agreement”). The outstanding principal amount of loans and letters of credit issued under the Existing Loan Agreement and used to collateralize certain insurance arrangements and for imported product purchases remain outstanding as loans and letters of credit under the Amended and Restated Loan Agreement.

The Amended and Restated Loan Agreement provides for a revolving credit facility in a committed principal amount of up to $70,000,000 (the “Revolving Commitment”), including a subline of $8,000,000 for letters of credit, and an option to increase the Revolving Commitment by up to $30,000,000 upon meeting certain conditions, including agreement by BofA to increase the Revolving Commitment by such amount. Proceeds of loans and letters of credit under the Amended and Restated Loan Agreement were available (a) on entry into the Amended and Restated Loan Agreement to replace the outstanding loans and letters of credit outstanding under the Existing Loan Agreement and to pay fees and expenses related to entry into the Amended and Restated Loan Agreement and (b) from and after entry into the Amended and Restated Loan Agreement, for general working capital and other corporate purposes of the Borrower.

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

Outstanding loans under the Amended and Restated Loan Agreement bear interest at a rate per annum equal to the then-current Term SOFR Rate for a period of one month plus 0.10% plus a margin of 1.75%. The Term SOFR Rate will be adjusted on a monthly basis. Letters of credit are subject to a letter of credit fee equal to the actual daily amount of undrawn letters of credit multiplied by a per annum rate of 1.75% and a fronting fee equal to the actual daily amount of undrawn letters of credit multiplied by a per annum rate of 0.125%. We must also pay a monthly unused commitment fee that is based on the average daily unused amount of Revolving Commitment multiplied by a per annum rate of 0.25%. All accrued interest and fees are payable in cash monthly in arrears.

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

We incurred $480,000 in fiscal 2025 and an additional $33,000 in fiscal 2026 first half in debt issuance costs in connection with our term loans. As of November 2, 2025, unamortized loan costs of $426,000 were netted against the carrying value of our term loans on our consolidated balance sheet.

As of November 2, 2025, we had $4.1 million principal amount of outstanding loans and $2.1 million face amount of letters of credit. We had $63.8 million of Availability based on the current Borrowing Base.

Capital Expenditures

We expect to spend approximately $1 million in capital expenditures over the remainder of fiscal 2026 to maintain and enhance our operating systems and facilities, excluding any possible spending decreases resulting from the cost reduction plan discussed above.

Dividends

On December 11, 2025, our board of directors declared a quarterly cash dividend of $0.115 per share which will be paid on December 31, 2025, to shareholders of record at December 21, 2025.

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

Interest Rate Risk

Borrowings under the Amended and Restated Loan Agreement will bear interest at a rate per annum equal to the then-current Term SOFR Rate for a period of one month plus 0.10% plus a margin of 1.75%. The Term SOFR Rate will be adjusted on a monthly basis. As such, these debt instruments expose us to market risk for changes in interest rates. As of November 2, 2025, we had $4.1 million in principal amount of outstanding loans. At current borrowing levels, a 1% increase in the SOFR rate would result in an annual increase in interest expenses of approximately $41,000. There were no additional borrowings outstanding under the Amended and Restated Loan Agreement as of November 2, 2025.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended November 2, 2025. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective as of November 2, 2025.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the fiscal quarter ended November 2, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 5. Other Information

During the three months ended November 2, 2025, no director or officer of the Company adopted, terminated or modified a ‘Rule 10b5-1 trading arrangement’ or ‘non-Rule 10b5-1 trading arrangement,’ as each term is defined in Item 408(a) of Regulation S-K.

Item 6.   Exhibits

3.1	Articles of Incorporation of the Company, as amended as of September 16, 2021 (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q (SEC File No. 000-25349) for the quarter ended October 31, 2021)

3.2	Amended and Restated Bylaws of the Company, as amended September 5, 2023 (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q (SEC File No. 000-25349) for the quarter ended July 30, 2023)

4.1	Articles of Incorporation of the Company, as amended (See Exhibit 3.1)

4.2	Amended and Restated Bylaws of the Company, as amended (See Exhibit 3.2)

10.1	Asset Purchase Agreement dated December 1, 2025 by and between the Company and Magnussen Home Furnishings, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (SEC File No. 000-25349) filed on December 3, 2025)*

31.1**	Rule 13a-14(a) Certification of the Company’s principal executive officer

31.2**	Rule 13a-14(a) Certification of the Company’s principal financial officer

32.1***	Rule 13a-14(b) Certification of the Company’s principal executive officer and principal financial officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101**	Interactive Data Files (formatted as Inline XBRL)

104**	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	The Company agrees to furnish supplementally to the SEC, upon request, any omitted schedules or similar attachments to Exhibit 10.1.
**	Filed herewith
***	Furnished herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOOKER FURNISHINGS CORPORATION

Date: December 12, 2025	By:	/s/ C. Earl Armstrong III
C. Earl Armstrong III
Chief Financial Officer and
Senior Vice President – Finance