Form 10-K
period 2026-02-01
HOOKER FURNISHINGS Corp
filed 2026-04-17
CIK 1077688

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended February 1, 2026

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $94.9 million.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of April 10, 2026:

Common stock, no par value	10,779,729
(Class of common stock)	(Number of shares)

Documents incorporated by reference: Portions of the registrant’s definitive Proxy Statement for its Annual Meeting of Shareholders scheduled to be held June 9, 2026 are incorporated by reference into Part III.

Hooker Furnishings Corporation

i

All references to 2026, 2025, 2024, 2023, and 2022 or other years are referring to our fiscal years, unless otherwise stated. Our fiscal years end on the Sunday closest to January 31, with fiscal 2026 ending on February 1, 2026. Our quarterly periods are based on thirteen-week “reporting periods” (which end on a Sunday) rather than quarterly periods consisting of three calendar months. As a result, each quarterly period generally is thirteen weeks, or 91 days long, except as noted below. In some years (generally once every six years) the fourth quarter will be fourteen weeks long and the fiscal year will consist of fifty-three weeks. The 2026 fiscal year that ended on February 1, 2026 was a 52-week fiscal year. The previous fiscal year, which ended February 2, 2025, was a 53-week fiscal year.

All references to the “Company,” “we,” “us” and “our” in this document refer to Hooker Furnishings Corporation and its consolidated subsidiaries, unless specifically referring to segment information. The Hooker Branded segment includes Hooker Casegoods and Hooker Upholstery. The Domestic Upholstery segment includes Bradington-Young, HF Custom (formerly Sam Moore), Shenandoah Furniture and Sunset West. “All Other” includes intercompany eliminations and operating segments that are not individually reportable. During fiscal 2026, the Company completed the divestiture of the Pulaski Furniture (“PFC”) and Samuel Lawrence Furniture (“SLF”) casegoods brands, formerly part of the Home Meridian segment. As the PFC and SLF businesses have been classified as discontinued operations, the remaining Home Meridian business no longer qualified as a reportable segment, and the Home Meridian segment was eliminated. The Samuel Lawrence Hospitality product line is reported within All Other.

Forward-Looking Statements

Certain statements made in this report, including statements under Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in the notes to the consolidated financial statements included in this report, are not based on historical facts, but are forward-looking statements. These statements reflect our reasonable judgment with respect to future events and typically can be identified by the use of forward-looking terminology such as “believes,” “expects,” “projects,” “intends,” “plans,” “may,” “will,” “should,” “would,” “could” or “anticipates,” or the negative thereof, or other variations thereon, or comparable terminology, or by discussions of strategy. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Those risks and uncertainties include but are not limited to:

(1) adverse political acts or developments affecting the international markets from which we import products and certain components used in our Domestic Upholstery segment, including the imposition of duties or tariffs by the U.S. or foreign governments, such as the tariffs under Section 301, antidumping and countervailing duty orders on raw materials like timber and lumber, the potential for additional or higher reciprocal tariffs on imports from key sourcing countries, and other trade restrictions, could affect our supply chain and increase our costs, and adversely affect our sales, earnings, and liquidity;

(2) general economic or business conditions, both domestically and internationally, including the current macroeconomic uncertainties and challenges to the retail environment for home furnishings along with instability in the financial and credit markets, in part due to elevated interest rates and housing market volatility, which can affect consumer spending patterns, existing home sales, and demand for home furnishings, including their potential impact on (i) our sales, operating costs and access to financing, (ii) our customers, and (iii) our suppliers and their ability to obtain financing or generate the cash necessary to conduct their respective businesses;

(3) the impairment of our long-lived assets, which can result in reduced earnings and net worth;

(4) the cyclical nature of the furniture industry, which is particularly sensitive to changes in consumer confidence, the amount of consumers’ income available for discretionary purchases, and the availability and terms of consumer credit;

(5) achieving and managing growth and change, and the risks associated with new business lines including the Margaritaville launch occurring in the second half of fiscal 2027, acquisitions, the selection of suitable acquisition targets, restructurings, strategic alliances and international operations;

(6) risks associated with the ultimate outcome of our cost reduction efforts, including the amounts and timing of savings realized and the ability to scale the business appropriately as customer demand increases or decreases based on the macroeconomic environment;

(7) risks associated with our reliance on offshore sourcing and the cost of imported goods, including fluctuation in the prices of purchased finished goods, customs issues, freight costs, including the price and availability of shipping containers, ocean vessels, domestic trucking, and warehousing costs and the risk that a disruption in our supply chain or the transportation and handling industries, including labor stoppages, strikes, slowdowns, or geopolitical conflicts or instability affecting key global shipping routes and our suppliers, could adversely affect our ability to timely fulfill customer orders;

(8) interruption, inadequacy, security breaches or integration failure of our information systems or information technology infrastructure, related service providers or the internet or other related issues including unauthorized disclosures of confidential information, hacking or other cybersecurity threats or inadequate levels of cyber insurance or risks not covered by cyber insurance;

ii

(9) difficulties in forecasting demand for our imported products and raw materials used in our domestic operations;

(10) our inability to collect amounts owed to us or significant delays in collecting such amounts;

(11) the risks associated with our Amended and Restated Loan Agreement, including the fact that our asset-based lending facility is secured by substantially all of our assets and contains provisions which limit the amount of our future borrowings under the facility, as well as financial and negative covenants that, among other things, may limit our ability to incur additional indebtedness;

(12) risks associated with domestic manufacturing operations, including fluctuations in capacity utilization and the prices and availability of key raw materials, as well as changes in transportation, warehousing and domestic labor costs, availability of skilled labor, and environmental compliance and remediation costs;

(13) risks associated with our self-insured healthcare and workers compensation plans, which utilize stop-loss insurance for aggregate claims above specified thresholds and can be impacted by higher healthcare inflation and expenditures, all of which may cause our healthcare and workers compensation costs to rise unexpectedly, adversely affecting our earnings, financial condition, and liquidity;

(14) disruptions and damage (including those due to weather) affecting our Virginia or North Carolina warehouses, our Virginia, North Carolina or California administrative and manufacturing facilities, our High Point, Las Vegas, and Atlanta showrooms or our representative office or warehouse in Vietnam;

(15) changes in U.S. and foreign government regulations and in the political, social and economic climates of the countries from which we source our products;

(16) risks associated with product defects, including higher than expected costs associated with product quality and safety, regulatory compliance costs related to the sale of consumer products and costs related to defective or non-compliant products, product liability claims and costs to recall defective products and the adverse effects of negative media coverage;

(17) the direct and indirect costs and time spent by our associates related to the implementation of our Enterprise Resource Planning system (“ERP”), including costs resulting from unanticipated disruptions to our business;

(18) risks associated with distribution through third-party retailers, such as non-binding dealership arrangements;

(19) changes in domestic and international monetary policies and fluctuations in foreign currency exchange rates affecting the price of our imported products and raw materials;

(20) price competition in the furniture industry;

(21) changes in consumer preferences, including increased demand for lower-priced furniture, especially in light of recently imposed tariffs on imported furniture;

(22) the risks specifically related to the concentrations of a material part of our sales and accounts receivable in only a few customers, including the loss of several large customers through business consolidations, failures or other reasons, or the loss of significant sales programs with major customers;

(23) decisions concerning the allocation of capital including the extent to which we repurchase shares of our common stock which will affect shares outstanding and earnings per share (EPS); and

(24) future actions by activist stockholders that could divert management attention, create uncertainty around our strategic direction, disrupt relationships with key shareholders, increase our costs, drive stock price volatility, and otherwise materially impact our business, financial condition, results of operations, and cash flows.

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

iii

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

During fiscal 2026, management determined that the Pulaski Furniture (“PFC”) and Samuel Lawrence Furniture (“SLF”) brands within the Home Meridian segment no longer aligned with the Company’s long-term strategic direction. In recent years, the value-priced PFC and SLF businesses have faced substantial sales declines due to adverse macroeconomic conditions, including elevated housing prices and mortgage rates that have weakened the housing market, reduced consumer discretionary spending, inflationary pressures, and ongoing tariffs. These uncontrollable factors disproportionately affected the higher-volume, low-margin business model under which these brands operate. Despite implementing organizational restructuring and cost-reduction initiatives, the model no longer supports the Company’s strategy of achieving sustainable, long-term profitability. We believe that divesting the PFC and SLF businesses allows management to realign our portfolio around our strongest brands and position the Company for consistent, long-term performance.

On December 1, 2025, the Company entered into an Asset Purchase Agreement with a buyer to sell the PFC and SLF casegoods brands, including specified assets and liabilities associated with those brands. The Company will retain the Samuel Lawrence brand in connection with the operation of its hospitality business. On December 12, 2025, the Company completed the sale and received approximately $5.5 million in cash, representing the estimated net book value of the assets at closing less a holdback amount of approximately $611,000, in accordance with the terms of the agreement. Following their sale, the Home Meridian segment was eliminated, with its remaining Samuel Lawrence Hospitality brand reclassified into the “All Other” category. This divestiture represents a strategic shift for the Company and is expected to result in a significant change in the Company’s operations and financial reporting.

The analysis presented herein excludes discontinued operations, except where otherwise indicated.

Reportable Segments

Furnishings sales account for all of our net sales. For financial reporting purposes and as described further below, we are organized into two reportable segments, Hooker Branded and Domestic Upholstery. Our other businesses that are not individually reportable and intercompany eliminations are aggregated into “All Other”. See Note 17 -Segment Information to our Consolidated Financial Statements for additional financial information regarding our operating segments.

Products

Our product lines cover the design spectrum of residential furnishings: traditional, contemporary and transitional. Further, our product lines are in the “good”, “better” and “best” product categories, which carry medium and upper price points. Hooker Furnishings Corporation consists of the following two operating segments and “All Other”:

◾	The Hooker Branded segment which includes two businesses:

□	Hooker Casegoods, which covers a wide range of design categories and includes home entertainment, home office, accent, dining and bedroom furniture in the upper-medium price points sold under the Hooker Furniture brand; and

□	Hooker Upholstery, imported upholstered furniture targeted at the upper-medium price-range.

◾	The Domestic Upholstery segment which includes the following operations:

□	Bradington-Young, a seating specialist in upscale motion and stationary leather furniture;

□	HF Custom (formerly Sam Moore Furniture), a specialist in fashion forward custom fabric upholstery offering a selection of chairs, sofas, sectionals, recliners and a variety of accent upholstery pieces;

□	Shenandoah Furniture, an upscale upholstered furniture business specializing in private label sectionals, modulars, sofas, chairs, ottomans, benches, beds and dining chairs in the upper-medium price points for lifestyle specialty retailers; and

□	Sunset West, a designer and manufacturer of comfortable, stylish and high-quality outdoor furniture.

◾	All Other consisting of:

□	Samuel Lawrence Hospitality, a designer and supplier of hotel furnishings targeted toward four and five-star hotels; and

□	Operating segments that are not individually reportable and intercompany eliminations.

Sourcing

Imported Products

We have sourced products from foreign manufacturers for over thirty years, predominantly from Asia. Imported casegoods and upholstered furniture together accounted for approximately 60%, 64%, and 63% of our net sales in fiscal 2026, fiscal 2025, and fiscal 2024, respectively.

Our imported furniture business is subject to inherent risks in importing products manufactured abroad, including, but not limited to: policies and regulations affecting trade or the application of tariffs, such as the imposition of duties or tariffs by the U.S. administration or foreign governments, supply disruptions and delays due to a variety of reasons, including our foreign suppliers’ factory capacities, factory shutdowns and delays, fluctuations in ocean freight costs, container and vessel space availability, currency exchange rate fluctuations, as well as economic and political developments and instability, affecting the countries from which we source imported home furnishings and components.

Because of the large number and diverse nature of the foreign suppliers in Vietnam, China, Mexico, India, and Malaysia from which we source our imported products, we have flexibility in the sourcing of products among any particular supplier or country. However, a disruption in our supply chain from a major supplier or from Vietnam in general, could significantly compromise our ability to fill customer orders for products manufactured at that factory or in that country. Supply disruptions and delays on selected items could occur for six months or longer. If we were unable to obtain those products from alternative sources or at a comparable cost, our sales, earnings and liquidity could be adversely affected.

Given the sourcing capacity available in Vietnam and other low-cost producing countries such as China, Mexico, Malaysia, and India, as well as our supply chain diversification efforts, we believe the risks from these potential supply disruptions are manageable in the long-term. However, our insight into the probability of a wide scale global or regional disruptions, such as changes in trade policies and tariffs, pandemics, geopolitical conflicts, significant disruptions in global transportation networks, remains limited. Ongoing geopolitical conflicts have disrupted global energy markets, resulting in increased energy costs and reduced fuel availability that have raised manufacturing, transportation, and raw material costs, which could adversely affect our supply chain and operating expenses. See Item 1A, “Risk Factors” for additional information on our risks related to imported products.

For imported products, we generally negotiate firm pricing with foreign suppliers in U.S. Dollars, typically for a term of at least one year. However, under certain circumstances, we may re-negotiate pricing during the year. We accept the exposure to exchange rate movements during these negotiated periods. We do not use derivative financial instruments to manage this risk but could choose to do so in the future. Since we transact our imported product purchases in U.S. Dollars, a relative decline in the value of the U.S. Dollar compared to the currencies from which we obtain our imported products could increase the price we pay for imported products beyond the negotiated periods. We generally expect to reflect substantially all of the effects of any price increases from suppliers in the prices we charge for imported products. However, these price changes could adversely impact sales volume and profit margin during the affected periods, and potential competitive pricing pressures could limit the Company’s ability to pass cost increases to vendors or customers. Additionally, we generally do not apply price increases on order backlog, which could adversely affect our earnings. Conversely, a relative increase in the value of the U.S. Dollar compared to the currencies from which we obtain our imported products could decrease the cost of imported products and favorably impact net sales and profit margins during the affected period. However, due to other factors, such as inflationary pressure, we may not fully realize savings when exchange rates fall. Therefore, lower exchange rates may only have a tempering effect on future price increases by merely delaying cost increases on imported products. See Item 7A. “Quantitative and Qualitative Disclosures About Market Risk.”

Raw Materials

Significant materials used in manufacturing our domestic upholstered furniture products include leather, fabric, foam, wooden and metal frames and electronic mechanisms. Most of the leather is imported from Italy and South America and is purchased as full hides and cut and sewn in our facilities or is purchased as pre-cut and sewn kits processed by our vendors to our pattern specifications. We believe our sources for raw materials are adequate and that we are not overly dependent on any one supplier. Our five largest domestic upholstery suppliers accounted for 30% of our raw materials purchases for domestic upholstered furniture manufacturing operations in fiscal 2026. Should disruptions with these suppliers occur, other than macro disruptions affecting all such suppliers, we believe we could successfully source these products from other suppliers without significant disruption to our operations. After the implementation of the initial reciprocal tariffs in April 2025 and subsequent tariffs imposed under Section 232, we have experienced price increases in certain imported raw materials, including fabrics, steel, and hides. Generally, we seek to mitigate the impact of these tariffs through negotiations with our suppliers and other cost management initiatives. However, if we are unable to offset the tariff costs on these imported materials, it may lead to increased product costs, potentially adversely affecting net sales and profit margins.

Customers

Our home furnishings products are sold through a variety of retailers including independent furniture stores, department stores, mass merchants, national chains, catalog merchants, interior designers, and e-commerce retailers. No single customer accounted for more than 10% of our consolidated sales in fiscal 2026. Our top five customers accounted for approximately 26% of our fiscal 2026 consolidated sales. The loss of any one or more of these customers would have a material adverse impact on our business. Less than 1% of our sales in fiscal 2026 were to international customers. We define sales to international customers as sales to customers outside of the United States and Canada since our independent domestic sales force services both countries.

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

Warehousing and Distribution

We distribute furniture to retailers directly from factories and warehouses in Asia via our container direct programs and from our facilities in Virginia, North Carolina and California, and in limited cases, from customer operated warehouses in strategic locations. During fiscal 2026, we completed the planned exit of the Georgia warehouse, which primarily supported the discontinued PFC and SLF businesses. In addition, we launched a new Vietnam warehouse in May 2025 to support our container direct program and enhance our international logistics capabilities. This transition has reduced direct container lead times from approximately six months to four to six weeks, improving customer service, optimizing U.S. inventory levels, and enabling greater container customization while reducing reliance on domestic warehousing. When implementing these changes, we considered the timing and magnitude of restructuring charges, anticipated cost savings, and the potential impact on net sales and earnings.

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

Accounts receivable

Substantially all of our trade accounts receivable are due from retailers and dealers that sell residential home furnishings or commercial purchasers of our hospitality and senior living products, which consist of a large number of entities with a broad geographic dispersion. We perform credit evaluations of our customers and generally do not require collateral. For qualified customers, we offer payment terms, generally requiring payment 30 days from shipment. However, we may offer extended payment terms in certain circumstances, including promoting sales of our product. We purchase accounts receivable insurance on certain customers if their risk profile warrants it and the insurance is available. Due to the highly customized nature of our hospitality products, we typically require a 50% deposit upon order, a 40% deposit before goods reach a U.S. port and the remaining 10% balance due within 30 days of the receipt of goods by the customer. For our outdoor furnishings, smaller orders require full prepayment and most larger orders require a 50% deposit upon order and the balance when production is started. Additionally, some customers request and qualify for payment terms.

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

Order Backlog

At February 1, 2026, our backlog of unshipped orders was as follows:

	Order Backlog
	(Dollars in 000s)
	February 1, 2026		February 2, 2025
Reporting Segment	Dollars	Weeks	Dollars	Weeks

Hooker Branded	$16,490	5.8	$13,108	4.6
Domestic Upholstery	19,557	9.1	18,123	8.4
All Other	7,807	20.3	5,390	5.5

Consolidated	$43,854	8.2	$36,621	6.1

In the discussion below and herein, we reference changes in sales orders or “orders” and sales order backlog (unshipped orders at a point in time) or “backlog” over and compared to certain periods of time and changes discussed are in sales dollars and not units of inventory, unless stated otherwise. We believe orders are generally good current indicators of sales momentum and business conditions. If the items ordered are in stock and the customer has requested immediate delivery, we generally ship products in about seven days or less from receipt of order; however, orders may be shipped later if they are out of stock or there are production or shipping delays or the customer has requested the order to be shipped at a later date or has requested that we ship the order “in-full”, meaning all products ordered for the end-user must ship together. It is our policy and industry practice to allow order cancellation for casegoods up to the time of shipment or, in the case of container direct orders, up until the time the container is booked with the ocean freight carrier; therefore, customer orders for casegoods are not firm. However, domestically produced upholstered products are predominantly custom-built and consequently, cannot be cancelled once the leather or fabric has been cut. Additionally, our hospitality products are highly customized and are generally not cancellable. Similarly, for our outdoor furnishings, most orders require a deposit upon order and the balance before production is started and hence are generally not cancellable.

We generally consider backlogs to be one helpful indicator of sales for the upcoming 30-day period, but because of our relatively quick delivery and our cancellation policies, we do not consider order backlogs to be a reliable indicator of expected long-term sales.

At the end of fiscal 2026, our consolidated order backlog increased $7.2 million, or 20%, as compared to the prior year-end. Backlog increased across Hooker Branded, Domestic Upholstery, and All Other. The increases in Domestic Upholstery and All Other were driven by higher incoming orders at Shenandoah and SLH. The increase in the Hooker Branded segment was also attributed to shipment timing, including vendor delays and weather-related disruptions affecting U.S. shipments.

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

We are actively working to refine and align our environmental stewardship based on current best practices, shareholder expectations and regulatory developments through our Environmental, Social and Governance (ESG) focused employee committee called CARE (Community Action & Responsibility for our Environment). It regularly updates management and updates the Board at least quarterly on these initiatives. We note the following recent and ongoing activities and new developments:

◾	We have put in place several initiatives focused on promoting sustainability and preserving natural resources. We maintain an annual Greenhouse Gas (GHG) emissions inventory and verification.

◾	Since 2021, we have started projects to reduce our carbon footprint by investment in renewable energy and in projects to reduce energy consumption. We have purchased renewable energy from solar farms for several domestic manufacturing facilities since 2022. Sunset West and HF Custom (formerly Sam Moore) are operating on 100% renewable energy. All remaining facilities will be added as renewable energy programs are available in those locations. We are recognized as an Appalachian Power 2024 Top Performer for energy efficiency in the Martinsville area.

◾	We continue to partner with the Arbor Day Foundation, the Sustainable Furnishings Council, and the Eco Ambassador Council for their commitment to environmental responsibility and sustainability, including financial assistance, educating employees on the necessity of preserving and replenishing resources, and supporting various projects within the Dan River Basin area. We also support the Virginia Museum of Natural History’s Cultural Heritage Monitoring lab, which provides global monitoring capability for cultural heritage sites threatened by armed conflict and natural disaster.

Human Capital Resources

As of February 1, 2026, we had 840 full-time employees, of which 298 were employed in our Hooker Branded segment and 542 were employed in our Domestic Upholstery segment. By geographical area, 756 employees were located in the United States and 84 were located in Asia. None of our employees are represented by a labor union. We consider our relations with our employees to be good.

Our employees are critical to our success, and we are committed to attracting, developing, and retaining top talent to drive our business forward. The core values of our Company include integrity, caring and inclusivity that affirms every individual. Our leadership team is committed to fostering an environment where everyone is welcomed, respected, listened to and valued for their unique contributions to the organization, and to providing a work environment that is free from all forms of harassment, discrimination and inequality. We recruit, employ, train, promote and compensate our employees without regard to race, ethnicity, age, gender, gender identity, religion, national origin, citizenship, marital status, veteran’s status, disability or any other characteristic protected by applicable federal, state, or local law. All facilities have established human resource departments with formal hiring processes and controls in place to ensure ethical and fair hiring practices. Some of the action steps we have taken recently or are working on currently include:

◾	We carefully evaluate the overall compensation and benefits packages regularly to ensure the economic security, health, and safety of our employees, including;

o	compensating employees competitively relative to the industry and local labor markets, and in accordance with all applicable federal, state, and local wage, work hour, overtime, and benefits laws; and

o	providing affordable and comprehensive health benefits to employees focused on financial, emotional, and physical health and well-being, including a standardized process of reporting worker’s compensation claims which we believe promotes the health and safety of our employees.

◾	We maintain standardized safety procedures and training at all locations including established safety committees, under the leadership of our Director of Facilities & Safety, which consist of management and employee representatives, with tasks of identifying and reporting hazards and unsafe work practices, removing obstacles to accident prevention, and minimizing the risks of accidents, injury and impacts on health. We are committed to implementing and improving safety measures to achieve a safe, healthy, secure, and productive workplace;

◾	We are committed to employees’ professional success and growth by providing extensive safety training, on-the-job coaching, formal training sessions, and online learning resources. The Company also provides continuing education opportunities, including an independently operated educational foundation originally funded by the Company, comprehensive leadership development programs, and a renewable tuition reimbursement program to children and spouses of all employees, excluding family members of current and former executive officers and board directors;

◾	We are committed to fostering a culture of opportunity and respect for all members of our team. We have done this by:

o	Expanding Talent Pipelines

●	We expanded our Furniture Market Internship, providing aspiring professionals with hands-on experience and exposure to the furniture industry in areas such as customer service, hospitality, marketing, and sales.

●	We established a formal summer internship program aligned with roles of interest for recent graduates. The program is designed to rotate among departments over time, based on organizational needs and business priorities.

●	We continued our focus on building diverse talent pipelines through sustained engagement with local colleges and universities and participation in career-related events. In addition, our staff participated in career readiness focused events.

o	Enhancing Employee Training

●	We completed the implementation of feedback and conflict management training for people leaders and continue to provide ongoing training to reinforce effective workplace communication and a collaborative environment.

●	We continue to plan future training initiatives aimed at enhancing workforce effectiveness and supporting a high-performing, results-oriented organization.

o	Strengthening Community Partnerships

●	We continue to maintain and grow community partnerships in the communities where our employees live and work. Our employees dedicate their time to community engagement activities, and the Company supports fundraising initiatives benefiting a range of causes.

●	In calendar 2025, we participated in job fairs, workshops, and university events, providing resume reviews, mock interviews, and insights into careers at Hooker Furnishings to strengthen community ties and support workforce development. Additionally, our staff participated in speaker panels focused on career readiness.

◾	We maintain a Code of Business Conduct and Ethics. All employees are required to sign off on the Code at hiring and reaffirm their understanding and compliance with the Code, as well as anti-corruption, cybersecurity and anti-bribery training. In addition, the Company has both import and domestic suppliers to sign a Vendor Code of Conduct. The Company also has audits in place for both Environmental Social and Governance (ESG) and the US Customs Trade Partnership Against Terrorism certification (CTPAT) and conducts them every 6 months and produces a scorecard that can be used in future purchasing decisions based upon the vendor’s performance. The CTPAT audit process involves a comprehensive self-assessment of our supply chain covering facilities, logistics, and personnel, IT, etc., and the implementation of security best practices, to ensure our entire supply chain is secure. This self-assessment is ultimately audited by US Customs and Border Protection. Adherence to this program allows for quicker processing of shipments through US Customs. Our ESG audit involves a systematic evaluation of our performance across the ESG spectrum aiming to identify strengths, weaknesses, opportunities, and risks, and to provide stakeholders with a comprehensive view of our sustainability efforts and adherence to ESG principles.

Patents and Trademarks

The Hooker Furnishings, Hooker Furniture, Bradington-Young, Sam Moore, Samuel Lawrence Hospitality, Shenandoah, H Contract, Sunset West, HF Custom and BOBO trade names represent many years of continued business. We believe these trade names are well-recognized and associated with quality and service in the furnishings industry. We also own a number of patents and trademarks, both domestically and internationally, none of which is considered to be material.

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

Additional Information

You may visit us online at hookerfurnishings.com, shenandoahfurniture.com, slh-co.com, and hcontractfurniture.com. We make available, free of charge through our Hooker Furnishings website hookerfurnishings.com, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, amendments to those reports, and other documents as soon as practical after they are filed with or furnished to the Securities and Exchange Commission (“SEC”). A free copy of our annual report on Form 10-K may also be obtained by contacting Earl Armstrong, Chief Financial Officer and Senior Vice-President Finance at CorpSec@hookerfurnishings.com or by calling 276-632-2133.

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

The furniture industry is particularly sensitive to cyclical variations in the general economy and the current macro-economic conditions that affect consumer spending. Economic uncertainty, including persistent inflationary pressures, elevated interest rates, and the slow housing market, may negatively impact consumer confidence and discretionary spending. Home furnishings purchases are generally considered discretionary and may be postponed by consumers during periods of economic downturns or reduced household purchasing power.

Demand for our products is influenced by a number of macroeconomic factors, including changes in interest rates, consumer confidence, new housing starts, existing home sales, the availability of consumer credit and broader national or geopolitical factors. In recent years, the housing market has experienced periods of slowdown due in part to higher mortgage rates and affordability challenges, which have adversely affected demand of home furnishings. In addition, higher interest rates and tighter credit conditions reduce discretionary consumer spending, which in turn may reduce demand for home furnishings.

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

These factors also impact retailers, who are our primary customers. If our retail customers experience reduced consumer demand, increased financial pressure, or inventory adjustments in response to economic conditions, our sales, earnings, financial condition and liquidity could be adversely affected.

We rely on offshore sourcing from Vietnam for most of our sales and source other products internationally as well. Consequently:

◾	Potential future increases in tariffs or new tariffs imposed on other countries from which we source, including Vietnam, China, or Mexico, could adversely affect our business.

Changes in U.S. trade policies, including the imposition of new tariffs, increases in existing tariffs, or other trade restrictions, could adversely affect our business. A significant portion of our products is sourced from foreign manufacturers, including Vietnam and China, which accounted for 87% and 5% of our total imports in fiscal 2026, respectively. As a result, our cost of goods sold and supply chain could be significantly affected by changes in tariffs or other trade measures imposed by the U.S. or other countries. Inability to mitigate the tariff impact and reduce product costs, pass through price increases or find other suitable manufacturing sources may have a material adverse impact on sales volume, earnings and liquidity. In addition, the tariffs, and our responses to the tariffs, may cause our products to become less competitive due to price increases or less profitable due to lower margins.

Changes in trade policies could also disrupt established sourcing strategies, require us to shift production to alternative countries or suppliers, and increase supply chain complexity. In response to evolving trade policies, we have taken steps in recent years to diversify our sourcing base and reduce reliance on certain countries, including shifting a portion of our sourcing from China to other countries such as Vietnam and Mexico. However, these efforts may not fully mitigate the impact of tariffs or other trade restrictions. Alternative sourcing locations may have higher production costs, limited manufacturing capacity, or logistical challenges that could increase costs or disrupt supply. The scope, timing, and duration of tariffs and other trade restrictions remain uncertain. Further increases in tariffs or expansion of countries and products subject to tariffs could materially increase the cost of goods sold and adversely affect our operating results, financial condition, and cash flows.

◾	Our inability to accurately forecast demand for our imported products could cause us to purchase too much, too little or the wrong mix of inventory.

Manufacturing and delivery lead times for our imported products necessitate that we make forecasts and assumptions regarding current and future demand for these products. If our forecasts and assumptions are inaccurate, we may purchase excess or insufficient amounts of inventory. If we purchase too much or the wrong mix of inventory, we may be forced to sell it at lower margins, which could adversely affect our sales, earnings, financial condition and liquidity. These risks may be even more pronounced with new product launches, like our current Margaritaville product launch. If we purchase too little or the wrong mix of inventory, we may not be able to fill customer orders and may lose market share and weaken or damage customer relationships, which also could adversely affect our sales, earnings, financial condition and liquidity.

◾	A disruption in supply from Vietnam or from our most significant suppliers in Asia could adversely affect our ability to timely fill customer orders for these products and decrease our sales, earnings and liquidity.

In fiscal 2026, imported products sourced from Vietnam accounted for 87% of our import purchases and our top five suppliers in Vietnam accounted for 69% of our fiscal 2026 import purchases. Our supply chain could be adversely impacted by the uncertainties of health concerns such as COVID-19 or similar pandemics and governmental restrictions. A disruption in our supply chain, or from Vietnam in general, such as the COVID-19 related lockdown in certain parts of Asia in the Summer of calendar 2021, could significantly impact our ability to fill customer orders for products manufactured in those countries. In some cases, we believe we would have sufficient inventory on hand and in-transit or be able to provide substitutions from our domestic warehouses but may not be enough to entirely mitigate the lost sales. Supply disruptions and delays on selected items could occur for six months or longer before the impact of remedial measures would be reflected in our results. If we are unsuccessful in obtaining those products from other sources or at comparable cost, a disruption in our supply chain from our largest import furniture suppliers, or from Vietnam in general, could adversely affect our sales, earnings, financial condition and liquidity.

◾	Increased transportation costs, including freight costs on imported products, could decrease earnings and liquidity.

Transportation costs on our imported products are affected by a myriad of factors including the global economy, petroleum prices and ocean freight carrier capacity. Ongoing geopolitical conflicts and instability, including disruptions to key shipping routes, have increased volatility in global shipping markets and have resulted in higher ocean freight rates, longer transit times, and reduced carrier capacity. In the recent past, especially after the COVID-19 pandemic, transportation costs, including ocean freight costs and domestic trucking costs, on imported products represented a significant portion of the cost of those products. We saw a significant spike in these costs during that time and our profitability was materially impacted. To mitigate the increased costs, we implemented price increases and surcharges; however, there can be no assurance that we will be successful in increasing prices or receiving freight surcharges in the future or that we can do it quickly enough to offset increased costs. Increased transportation costs, both domestically and internationally, in the future would likely adversely affect our earnings, financial condition and liquidity.

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

Changes in political, economic and social conditions, including geopolitical conflicts or instability affecting key global shipping routes and our suppliers, as well as in the laws and regulations in the foreign countries from which we source our products could adversely affect our sales, earnings, financial condition and liquidity. These changes could make it more difficult to provide products and service to our customers or could increase the cost of those products. International trade regulations and policies of the United States and the countries from which we source finished products could adversely affect us. Imposition of trade sanctions relating to imports, taxes, import duties and other charges on imports affecting our products could increase our costs and decrease our earnings.

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

Growth by acquisition is highly dependent upon finding attractive targets and there can be no assurance those targets will be found. We may acquire or invest in businesses such as those that offer complementary products or that we believe offer competitive advantages. However, we may fail to identify significant liabilities or risks that could negatively affect us or result in our paying more for the acquired company or assets than they are worth. We may also have difficulty assimilating and integrating the operations and personnel of an acquired business into our current operations. Acquisitions or strategic alliances may disrupt or distract management from our ongoing business. We may pay for future acquisitions using cash, stock, the assumption of debt or a combination of these. Future acquisitions could result in dilution to existing shareholders and to earnings per share and decrease the value of our common stock. Outside of the acquisition framework, there are risks involved with new business lines and product line launches. We may pursue new business lines in which we have limited or no prior experience or expertise. Further, new product line launches always have inherent risks regarding attracting customers without an established track record or defined market expectations. Like with our current launch of the new Margaritaville product line, these pursuits may require substantial investment of capital, personnel and management attention. New business initiatives may fail outright or fail to produce an adequate return, which could adversely affect our earnings, financial condition and liquidity.

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

The facilities in which we store our inventory in Virginia, North Carolina and California are critical to our success. Our corporate and divisional headquarters, which house our administration, sourcing, sales, finance, merchandising, customer service and logistics functions for our imported and domestic products are located in Virginia, North Carolina and California. Additionally, our primary showrooms are located in North Carolina.

Our domestic upholstery manufacturing facilities are located in Virginia, North Carolina and California. Furniture manufacturing creates large amounts of highly flammable wood dust and may utilize other highly flammable materials such as foam, varnishes and solvents in its manufacturing processes and is therefore subject to the risk of losses arising from explosions and fires. Additionally, our domestic operations could be negatively affected by natural disasters such as hurricanes and floods, and public health events. Any disruption affecting our domestic facilities, even for a relatively short period of time, could adversely affect our ability to ship our furniture products and disrupt our business, which could adversely affect our sales, earnings, financial condition and liquidity.

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

At February 1, 2026, we had $38.8 million in net long-lived assets, consisting primarily of property, plant and equipment, trademarks, trade names and goodwill. Our goodwill, some trademarks and trade names have indefinite useful lives and, consequently, are not subject to amortization for financial reporting purposes, but are tested for impairment annually or more frequently if events or circumstances indicate that the asset might be impaired. Our definite-lived assets consist of property, plant and equipment and certain intangible assets related to our recent acquisitions and are tested for impairment whenever events or circumstances indicate that the carrying amount of the asset may not be recoverable. The outcome of impairment testing could result in the write-down of all or a portion of the value of these assets. A write-down of our assets would, in turn, reduce our earnings and net worth.

During fiscal 2026, we reviewed triggering events under ASU 2021-03, Intangibles – Goodwill and Other (Topic 350). Due to adverse economic conditions, including declines in our market value, as well as other changes in market dynamics, we identified triggering events that necessitated a valuation of our goodwill and intangible assets. We engaged an independent third-party valuation firm to assist in performing the assessment. Based on this analysis, we recorded non-cash impairment charges of $14.5 million related to the impairment of Sunset West goodwill within the Domestic Upholstery segment, $558,000 for the trade name in the remaining HMI business classified in All Other, and $556,000 for the Bradington-Young trade name in the Domestic Upholstery segment. See Note 9 to our Consolidated Financial Statements for additional information.

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

One customer accounted for approximately 9% of our consolidated sales in fiscal 2026, and our top five customers accounted for about 26% of our fiscal 2026 consolidated sales. Approximately 23% of our consolidated accounts receivable is concentrated in our top five customers. Should any one of these receivables become uncollectible, it would have an immediate and material adverse impact on our financial condition and liquidity. The loss of any one or more of these customers could adversely affect our sales, earnings, financial condition and liquidity. The loss of several of our major customers through business consolidations, the loss of major product placements, failures or otherwise, could adversely affect our sales, earnings, financial condition and liquidity and the resulting loss in sales may be difficult or impossible to replace. Amounts owed to us by a customer whose business fails, or is failing, may become uncollectible (in whole or in part), and we could lose future sales, any of which could adversely affect our sales, earnings, financial condition and liquidity.

We may not be able to collect amounts owed to us.

We grant payment terms to most customers ranging from 30 to 60 days and do not generally require collateral. However, in some instances we provide longer payment terms. We purchase credit insurance on certain customers’ receivables and factor certain other customer accounts. Some of our customers have experienced, and may in the future experience, credit-related issues. Were an economic downturn, pandemic or another major, unexpected event with negative economic effects to occur, we may not be able to collect amounts owed to us or such payment may only occur after significant delay. While we perform credit evaluations of our customers, those evaluations may not prevent uncollectible trade accounts receivable. Credit evaluations involve significant management diligence and judgment, especially in the current environment. We may be unable to obtain sufficient credit insurance on certain customers’ receivable balances. Should more customers than we anticipate experience liquidity issues, if payment is not received on a timely basis, or if a customer declares bankruptcy or closes stores, we may have difficulty collecting amounts owed to us by these customers, which could adversely affect our sales, earnings, financial condition and liquidity. In fiscal 2026 and 2025, we recorded approximately $1 million and $3.1 million in bad debt expense due to bankruptcies of two large customers.

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

We may fail to realize the benefits of the sale of Pulaski Furniture and Samuel Lawrence casegoods brands

We evaluate and may pursue the divestiture of businesses or product lines that we determine are underperforming or no longer align with our strategic priorities. During fiscal 2026, we determined that the two largest businesses in the Home Meridian segment no longer aligned with our long-term strategy to streamline our portfolio and enhance profitability by focusing on brands that generate consistent earnings, and we completed the sale of the Pulaski Furniture (“PFC”) and Samuel Lawrence Furniture (“SLF”) casegoods brands within this segment.

Divesting involves a number of risks and uncertainties. We may incur significant costs associated with such transactions, including transaction costs, employee-related costs, and costs associated with exiting facilities or other contractual obligations. Divestitures may also disrupt relationships with customers, suppliers, and employees, particularly where the divested business had operational or customer relationships that overlap with our remaining operations. In addition, we may retain certain liabilities associated with the divested business, including obligations related to the legacy PFC pension plan.

Furthermore, the anticipated benefits of a divestiture, including improved profitability, reduced complexity, or greater strategic focus, may not be realized within the expected timeframe or at all. If we are unable to successfully execute divestitures or achieve the expected benefits from such transactions, our business, financial condition, and results of operations could be adversely affected.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Risk Management and Strategy

The Company’s cybersecurity risk management program is integrated into the overall risk management framework, including risk identification, assessment, and mitigation across all business areas. We have collaborated with third-party consultants and built a cybersecurity program designed to protect and safeguard the confidentiality, integrity and availability of our information systems, which aligns with industry standards and regulatory requirements. Key components of our cybersecurity risk management and strategy include:

◾	Risk assessments, including vulnerability scans and penetration testing to identify potential system weaknesses. These assessments are performed internally and supported by third-party consultants;

◾	Alignment of our cybersecurity framework with industry standards;

◾	Employee training and awareness: all employees receive mandatory regular cybersecurity training, with additional specialized sessions for high-risk roles. We also conduct simulated phishing exercises to enhance awareness and preparedness;

◾	Continuous monitoring and threat detection: our IT security team utilizes advanced tools for real-time network and system monitoring, enabling rapid detection and response to potential threats; and

◾	Comprehensive cyber insurance coverage, including protection against social engineering fraud and other cyber incidents, to further mitigate potential financial losses.

We have previously experienced actual or attempted cyber-attacks on our information systems or networks; to date, none of these incidents had a material impact on our operations or financial condition. However, cybersecurity threats continue to evolve, and future incidents could have a material impact. For additional information on the impact of cyber risks, refer to Part I, Item 1A. Risk Factors on page 14.

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

Management is responsible for the day-to-day oversight and management of cybersecurity risks. The Company’s VP of Enterprise Systems and Applications leads the overall cybersecurity strategy and risk management program. This role oversees development and execution of risk assessments, implementation of security policies and procedures, regular cybersecurity training for our employees, and leadership of the IT security team and coordination with third-party consultants.

The VP of Enterprise Systems and Applications has over 30 years of experience in information technology, enterprise systems, and operational risk management, including responsibility for infrastructure and operations in complex, multi-site environments. This experience includes the implementation and oversight of IT governance and control frameworks aligned with recognized standards, including ITIL and ISO/IEC 20000, as well as the establishment of processes related to service continuity, supplier management, configuration management, and operational controls. In addition, the VP’s experience also includes leading enterprise technology initiatives, including system implementations, data center migrations, business continuity planning, and vendor and third-party risk management.

Senior executives, including the Company’s CEO and CFO, integrate cybersecurity risks into the overall business strategy and financial planning. The VP and IT security team provide regular updates to senior management on the Company’s identified vulnerabilities, progress on cybersecurity initiatives and remediation efforts, and details of ongoing incidents. Management notifies the board of directors when significant incidents occur and provides the Audit Committee with quarterly updates on the Company’s cybersecurity practices.

ITEM 2. PROPERTIES

Set forth below is information with respect to our principal properties on April 17, 2026. We believe all of these properties are well-maintained and in good condition. During fiscal 2026, we estimate our upholstery plants operated at approximately 73% of capacity on a one-shift basis. All our production facilities are equipped with automatic sprinkler systems. All facilities maintain modern fire and spark detection systems, which we believe are adequate. We have leased certain warehouse facilities for our distribution and import operations, typically on a short or medium-term basis. We expect that we will be able to renew or extend these leases or find alternative facilities to meet our warehousing and distribution needs at a reasonable cost. All facilities set forth below are active and operational, representing in the aggregate approximately 2.8 million square feet of owned space, leased space or properties utilized under third-party operating agreements.

Location	Segment Use	Primary Use	Approximate Size in Square Feet	Owned or Leased
Martinsville, VA	All segments	Corporate Headquarters, Distribution, Manufacturing and Warehousing	1,489,766	Owned / Leased
High Point, N.C.	All segments	Office and Showrooms	148,786	Leased
Bedford, VA	DU	Manufacturing and Offices	327,000	Owned
Hickory, N.C.	DU	Manufacturing and Offices	166,000	Owned
Mt. Airy, N.C.	DU	Manufacturing and warehousing	104,150	Leased
Valdese, N.C.	DU	Manufacturing and warehousing	102,905	Leased
Cherryville, N.C.	DU	Manufacturing Supply Plant	53,000	Owned
Atlanta, GA	DU	Showrooms	55,508	Leased
Vista, CA	DU	Manufacturing, Warehousing and Offices	52,813	Leased
Las Vegas, NV	HB, DU	Showrooms	9,717	Leased
Vietnam	HB	Office, Warehouse and Distribution	310,671	Leased

HB=Hooker Branded, DU=Domestic Upholstery, AO=All Other

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

Hooker Furnishings’ executive officers and their ages as of April 17, 2026 and the calendar year each joined the Company are as follows:

Name	Age	Position	Year Joined Company
Jeremy R. Hoff	52	Chief Executive Officer and Director	2017
C. Earl Armstrong III	54	Chief Financial Officer and Senior Vice President - Finance	2009

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

Hooker Furnishings Corporation

Part II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our stock is traded on the NASDAQ Global Select Market under the symbol “HOFT”. As of February 1, 2026, we had approximately 5,000 beneficial shareholders. As we have done in the past, we currently expect that future regular quarterly dividends will be declared and paid in the months of March, June, September and December. Although we presently intend to continue to declare regular cash dividends on a quarterly basis for the foreseeable future, the determination as to the payment and the amount of any future dividends will be made by the Board of Directors on a quarterly basis and will depend on our then-current financial condition, capital requirements, results of operations and any other factors then deemed relevant by the Board of Directors.

Performance Graph (1)

The following graph compares cumulative total shareholder return for the Company with a broad performance indicator, the Russell 2000® Index (2), and a published industry index, the Household Furniture Index (3), for the period from January 31, 2021 to February 1, 2026.

(1)	The graph shows the cumulative total return on $100 invested at the beginning of the measurement period in our common stock or the specified index, including reinvestment of dividends.

(2)	The Russell 2000® Index, prepared by Frank Russell Company, measures the performance of the 2,000 smallest companies out of the 3,000 largest U.S. companies based on total market capitalization and includes the Company.

(3)	Household Furniture Index as prepared by Zacks Investment Research, Inc. consists of companies under Standard Industrial Classification (SIC) Codes 2510 and 2511, which includes home furnishings companies that are publicly traded in the United States or Canada. At February 1, 2026, Zacks Investment Research, Inc. reported that these two SIC Codes consisted of Bassett Furniture Industries, Inc., Compass Diversified Holdings, Dorel Industries, Ethan Allen Interiors, Inc., Flexsteel Industries, Inc., Hooker Furnishings Corporation, Horrison Resources Inc., IDP Holdings (USA) Corp., La-Z-Boy, Inc., Leggett & Platt, Inc., Luvu Brands, Inc., MasterBrand, Inc., Natuzzi Spa, Purple Innovation Inc., The Rowe Companies, Sleep Number Corp., Somnigroup Intl Inc.(Tempur Sealy), and XMax Inc. (Nova Lifestyle).

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As you read Management’s Discussion and Analysis, please refer to the consolidated financial statements, including the related notes, contained elsewhere in this annual report. We especially encourage you to familiarize yourself with:

◾	All of our recent public filings made with the SEC which are available, without charge, at www.sec.gov and at http://investors.hookerfurnishings.com;

◾	The forward-looking statements disclaimer contained prior to Item 1 of this report, which describe the significant risks and uncertainties that could cause actual results to differ materially from those forward-looking statements made in this report, including those contained in this section of our annual report on Form 10-K;

◾	The company-specific risks found in Item 1A. “Risk Factors” of this report. This section contains critical information regarding significant risks and uncertainties that we face. If any of these risks materialize, our business, financial condition and future prospects could be adversely impacted; and

◾	Our commitments and contractual obligations and off-balance sheet arrangements described on page 28 and in Note 18 to our Consolidated Financial Statements on page F-30 of this report. This note describes commitments, contractual obligations and off-balance sheet arrangements, some of which are not reflected in our consolidated financial statements.

In Management’s Discussion and Analysis, we analyze and explain the annual changes in some specific line items in the consolidated financial statements for fiscal 2026 compared to fiscal 2025. We also provide information regarding the performance of each of our operating segments and All Other. The discussion below comparing fiscal 2026 to fiscal 2025 excludes discontinued operations, except where otherwise noted. The analysis and discussions of fiscal 2025 compared to fiscal 2024 results are in our 2025 Form-10K available through Hooker Furnishings and SEC websites.

Unless otherwise indicated, references to the “Company,” “we,” “us” and “our” refer to Hooker Furnishings Corporation and its consolidated subsidiaries, unless specifically referring to segment information. All references to the “Hooker,” “Hooker Division(s),” “Hooker Legacy Brands” or “traditional Hooker” divisions or companies refer to all current business units and brands except for those in the former Home Meridian segment. The Hooker Branded segment includes Hooker Casegoods and Hooker Upholstery. The Domestic Upholstery segment includes Bradington-Young, HF Custom (formerly Sam Moore), Shenandoah Furniture and Sunset West. All Other includes intercompany eliminations and operating segments that are not individually reportable.

Furnishings sales account for all of our net sales. For financial reporting purposes, we are organized into two reportable segments - Hooker Branded and Domestic Upholstery. Our other businesses that are not individually reportable and intercompany eliminations are aggregated into “All Other”. We regularly monitor our reportable segments for changes in facts and circumstances to determine whether changes in the identification or aggregation of operating segments are necessary. See Note 17 to our consolidated financial statements for additional financial information regarding our segments.

Executive Summary - Fiscal 2026 Results of Operations

During fiscal 2026, we continued to operate in a challenging macroeconomic environment, including a slow housing market, soft demand for home furnishings, reduced consumer discretionary spending, and the impact of tariffs. In response, we focused on initiatives within our control, including the near completion of a multi-phase cost reduction program, the divestiture of certain underperforming businesses, the launch of the Margaritaville licensed collection at the High Point Market, and the opening of a new Vietnam warehouse, representing a shift in our warehousing strategy. We continued to focus on improving operating performance within our core Hooker Branded and Domestic Upholstery segments, with the Hooker Branded segment reporting operating income of $1.9 million compared to an operating loss in the prior year, and, the Domestic Upholstery segment reporting an operating loss of $16.9 million, driven by $15.0 million non-cash impairment charges, compared to an operating loss of $5.4 million in the prior year.

Net sales from continuing operations totaled $278.1 million for fiscal 2026, a decrease of $39.2 million, or 12.4%, compared to the prior fiscal year. The decrease was primarily attributable to the former Home Meridian segment’s hospitality business, which has been reclassified within All Other, due to the project-based nature of that business. Net sales in the Hooker Branded and Domestic Upholstery segments decreased modestly by 2.9% and 2.7%, respectively, partially due to the current fiscal year containing one fewer week than the prior year. Gross margin improved in both segments, and selling and administrative expenses decreased, due in part to cost reduction initiatives. The Company reported a operating loss of $16.5 million, primarily driven by $15.6 million of non-cash intangible asset impairment charges triggered by our stock price during the year, as well as operating losses within All Other due to lower sales volumes. Net loss from continuing operations was $12.8 million, or ($1.20) per diluted share.

Despite the operating and net losses, we maintained liquidity and financial flexibility. We reduced the outstanding principal balance of our term loan during the year to $3.6 million at fiscal year-end, compared to $21.7 million at the prior year-end. We also reduced our cash dividend by 50% per share, and our Board of Directors authorized a new $5 million share repurchase program as part of our capital allocation strategy. These actions enhanced our near-term liquidity and financial flexibility, enabling continued investment in key inventory, support for growth initiatives, and the ability to navigate ongoing macroeconomic uncertainty while maintaining a focus on long-term shareholder value.

Subsequent to fiscal year-end, in February 2026, the U.S. Supreme Court ruled that certain tariffs imposed under the International Emergency Economic Powers Act were not authorized by statute. In March 2026, the U.S. Court of International Trade directed U.S. Customs and Border Protection to implement a refund process for previously collected duties. We are evaluating the potential recovery of these amounts, and potential new tariffs under different legal authorities.

Our fiscal 2026 performance is discussed in greater detail below under “Results of Operations”.

Results of Operations – Continuing Operations

The following table sets forth the percentage relationship to net sales of certain items for the annual periods included in the consolidated statements of operations:

	52 weeks ended	53 weeks ended
	February 1,	February 2,
	2026	2025
Net sales	100%	100%
Cost of sales	73.6	75.4
Gross profit	26.4	24.6
Selling and administrative expenses	25.9	26.4
Goodwill and trade name impairment charges	5.6	0.3
Intangible asset amortization	0.9	0.9
Operating (loss) / income	(6.0)	(3.0)
Other income, net	0.1	0.9
Interest expense, net	0.3	0.4
(Loss) / income from continuing operations before income taxes	(6.1)	(2.5)
Income tax (benefit) / expense	(1.5)	(0.6)
Net (loss) / income from continuing operations	(4.6)	(1.9)

Fiscal 2026 Compared to Fiscal 2025

Net Sales

	52 weeks ended		53 weeks ended
	February 1, 2026		February 2, 2025		$ Change	% Change
		% Net Sales		% Net Sales
Hooker Branded	$146,978	52.8%	$151,298	47.7%	$(4,320)	-2.9%
Domestic Upholstery	111,177	40.0%	114,216	36.0%	(3,039)	-2.7%
All Other	19,984	7.2%	51,843	16.3%	(31,859)	-61.5%
Consolidated	$278,139	100%	$317,357	100%	$(39,218)	-12.4%

Unit Volume and Average Selling Price (“ASP”)

Unit Volume	FY26 % Increase / (Decrease) vs. FY25	Average Selling Price	FY26 % Increase / (Decrease) vs. FY25

Hooker Branded	-8.8%	Hooker Branded	5.7%
Domestic Upholstery	-2.9%	Domestic Upholstery	0.0%
All Other	-48.4%	All Other	-11.8%
Consolidated	-14.3%	Consolidated	6.5%

Because we report on a fiscal year that ends on the Sunday closest to January 31st of each year, the 2026 fiscal year was one week shorter than the comparable 2025 fiscal year. The following table presents average net sales per shipping day in thousands for the 2026 and 2025 fiscal years:

	Average Net Sales Per Shipping Day
	52 weeks ended	53 weeks ended
	February 1, 2026	February 2, 2025	$ Change	% Change
Hooker Branded	$583	$589	$(5)	-0.9%
Domestic Upholstery	441	444	(3)	-0.7%
All Other	79	202	(122)	-60.7%
Consolidated	$1,104	$1,235	$(131)	-10.6%

Shipping Days	252	257

Consolidated net sales decreased by $39.2 million, or 12.4%, year-over-year, driven primarily by lower sales in the hospitality business within All Other and, to a lesser extent, a shorter fiscal year.

◾	Hooker Branded segment’s net sales decreased by $4.3 million, or 2.9%, compared to the prior fiscal year. The entire decrease occurred in the fourth quarter, with net sales down $5.5 million, offsetting modest increases recorded during the first three quarters of the fiscal year. The decrease was primarily attributable to the fourth quarter of the current fiscal year being one week shorter than the prior year period, which reduced net sales by approximately $2.9 million based on average daily sales, and, to a lesser extent, supplier production delays that limited product availability for shipment, as well as temporary weather-related shipping disruptions. Unit volume decreased by 8.8%, primarily due to a 27% decrease in fourth quarter volume versus the prior year, marking the lowest quarterly level in two years. This decrease was partially offset by a 5.7% increase in average selling price, implemented in August 2025 to mitigate higher product costs and tariffs.

◾	Domestic Upholstery segment’s net sales decreased by $3.0 million, or 2.7%, compared to the prior year. Results varied across divisions, with sales decreases in divisions focused on upscale leather and custom fabric furniture due in part to a shorter fiscal period and lower incoming orders, while divisions serving private label, contract and senior living, and outdoor furniture channels reported sales growth. Average selling prices remained relatively stable across all divisions. The overall decrease in net sales was primarily driven by lower unit volume in the underperforming divisions, partially offset by higher unit volume in the divisions with sales growth.

◾	All Other’s net sales decreased by $31.9 million, or 61.5%, compared to the prior year. The decrease was entirely attributable to lower sales in the hospitality business, reflecting the project-based nature of this business, in which certain large projects shipped in the prior year did not recur in the current year.

Gross Profit and Margin

	52 weeks ended		53 weeks ended
	February 1, 2026		February 2, 2025		$ Change	% Change
		% Segment Net Sales		% Segment Net Sales
Hooker Branded	$48,212	32.8%	$46,627	30.8%	$1,585	3.4%
Domestic Upholstery	20,361	18.3%	18,289	16.0%	2,072	11.3%
All Other	4,922	24.6%	13,220	25.5%	(8,298)	-62.8%
Consolidated	$73,495	26.4%	$78,136	24.6%	$(4,641)	-5.9%

Consolidated gross profit decreased by $4.6 million, primarily due to lower sales at All Other, partially offset by increased gross profit in the Hooker Branded and Domestic Upholstery segments. Consolidated gross margin increased, reflecting margin improvements in the Hooker Branded and Domestic Upholstery segments.

◾	The Hooker Branded segment’s gross profit increased by $1.6 million, and gross margin increased by 200 basis points compared to the prior fiscal year, despite a slight decrease in net sales. The margin improvement was primarily driven by a 210 basis point reduction in cost of goods sold as a percentage of net sales, largely due to favorable freight costs, and to a lesser extent, pricing actions. Tariffs are expected to have a greater impact on margins in future periods.

◾	Domestic Upholstery segment’s gross profit increased by $2.1 million, and gross margin increased by 230 basis points compared to the prior fiscal year. The margin improvement was primarily driven by lower direct material costs, which decreased by 150 basis points. Direct labor, indirect, and warehousing and distribution costs each decreased by approximately 20 to 40 basis points, reflecting reduced headcount and the exit of the Savannah warehouse, partially offset by costs associated with Sunset West inventory relocation to Virginia.

◾	All Other’s gross profit and gross margin both decreased compared to the prior year, primarily due to a 61.5% decrease in net sales in the hospitality business, as discussed above.

Selling and Administrative Expenses (“S&A”)

	52 weeks ended		53 weeks ended
	February 1, 2026		February 2, 2025		$ Change	% Change
		% Segment Net Sales		% Segment Net Sales
Hooker Branded	$46,284	31.5%	$47,060	31.1%	$(776)	-1.6%
Domestic Upholstery	20,021	18.0%	21,287	18.6%	(1,266)	-5.9%
All Other	5,616	28.1%	15,476	29.9%	(9,860)	-63.7%
Consolidated	$71,921	25.9%	$83,823	26.4%	$(11,902)	-14.2%

Consolidated S&A expenses decreased by $11.9 million, or 50 basis points, compared to the prior year, primarily driven by the Company’s restructuring efforts, including the exit of unprofitable businesses at All Other, as well as cost reductions across the other segments.

◾	Hooker Branded segment’s S&A expenses decreased by $776,000 compared to the prior year. The decrease was primarily driven by cost reduction initiatives, which resulted in approximately $3.3 million in savings, including lower compensation costs due to reduced headcount, as well as reductions in showroom and rent expenses, bad debt, banking fees, and other operating costs. These reductions were largely offset by higher professional services and maintenance expenses, including a $2.1 million increase in IT-related maintenance driven by higher software licensing fees and post-implementation support and maintenance costs associated with the Company’s ERP system, as well as additional consulting fees related to compliance, corporate strategy, and investor relations activities.

◾	Domestic Upholstery segment’s S&A expenses decreased by $1.3 million, or 60 basis points, compared to the prior year. The decrease was primarily driven by approximately $665,000 lower operating expenses, including reductions in advertising and supplies, compensation costs, and compliance expenses related to a non-recurring item in the prior year, as well as other cost savings. The decrease also reflects lower restructuring and selling costs.

◾	All Other’s S&A expenses decreased by $9.9 million compared to the prior year, primarily due to the absence of $7.2 million of operating expenses associated with a previously exited HMI business classified in All Other, including $3.1 million of bad debt expense related to the bankruptcy of its major customer. The decrease also reflects, to a lesser extent, absence of $1.7 million in restructuring costs incurred in the prior year related to another previously exited lighting and home décor business.

Intangible Asset Impairment and Amortization

	52 weeks ended		53 weeks ended
	February 1, 2026		February 2, 2025		$ Change	% Change
		% Net Sales		% Net Sales
Goodwill impairment	$14,462	5.2%	$-	0.0%	$14,462	0.0%
Tradenames impairment	1,114	0.4%	1,055	0.3%	59	5.6%
Intangible asset amortization	2,462	0.9%	2,763	0.9%	(301)	-10.9%

The Company recorded $15.6 million of non-cash impairment charges during fiscal 2026. These charges included $14.5 million related to goodwill in the Sunset West division and $556,000 related to the Bradington-Young trade name, both within the Domestic Upholstery segment, as well as $558,000 related to the remaining HMI-related business classified in All Other.

Intangible asset amortization expense decreased slightly in fiscal 2026, primarily due to the absence of amortization related to the Sam Moore trade name and reduced amortization associated with the remaining HMI business classified in All Other. See Note 9, Intangible Assets and Goodwill, to the Consolidated Financial Statements for additional information regarding impairment charges and amortizable intangible assets.

Operating (Loss) / Income and Margin

	52 weeks ended		53 weeks ended
	February 1, 2026		February 2, 2025		$ Change	% Change
		% Segment Net Sales		% Segment Net Sales
Hooker Branded	$1,928	1.3%	$(433)	-0.3%	$2,361	545.3%
Domestic Upholstery	(16,897)	-15.2%	(5,374)	-4.7%	(11,523)	-214.4%
All Other	(1,495)	-7.5%	(3,698)	-7.1%	2,203	59.6%
Consolidated	$(16,464)	-5.9%	$(9,505)	-3.0%	$(6,959)	-73.2%

The Company reported an operating loss of $16.5 million in fiscal 2026 due to $15.6 million non-cash impairment charge, decreased overall net sales, approximately $2.0 million in restructuring costs, as well as other factors discussed above.

Interest Expense, net

	52 weeks ended		53 weeks ended
	February 2, 2026		February 2, 2025		$ Change	% Change
		% Net Sales		% Net Sales
Consolidated interest expense	$765	0.3%	$1,274	0.3%	$(509)	-40.0%

Consolidated interest expense decreased in fiscal 2026, primarily due to a significantly lower average principal balance throughout the year compared to the prior fiscal year.

Income Taxes

	52 weeks ended		53 weeks ended
	February 1, 2026		February 2, 2025		$ Change	% Change
		% Net Sales		% Net Sales
Consolidated income tax (benefit) / expense	$(4,254)	-1.5%	$(1,902)	-0.6%	$(2,352)	-123.7%

Effective Tax Rate	25.0%		23.6%

Income tax benefit from continuing operations was $4.3 million for fiscal 2026, compared to $1.9 million for fiscal 2025. The effective tax rates were 25.0% and 23.6% for fiscal 2026 and fiscal 2025, respectively. The increase in the effective tax rate in fiscal 2026 was primarily due to higher state tax benefits. See Note 16 Income Taxes to our Consolidated Financial Statements for additional information about our income taxes.

Net (Loss) from Continuing Operations and Earnings Per Share

	52 weeks ended		53 weeks ended
	February 1, 2026		February 2, 2025		$ Change	% Change
		% Net Sales		% Net Sales
Net (loss) / income from continuing operations
Consolidated	$(12,779)	-4.6%	$(6,166)	-1.9%	$(6,613)	-107.2%

Diluted (loss) / earnings from continuing operations per share	$(1.20)		$(0.59)

Results of Operations – Discontinued Operations

	For the
	52 Weeks Ended		53 Weeks Ended
	February 1, 2026		February 2, 2025		$ Change	% Change
		% Net Sales		% Net Sales
Net sales	$42,795	100.0%	$80,107	100.0%	$(37,312)	-87.2%
Cost of sales	41,550	97.1%	69,295	86.5%	(27,745)	-66.8%
Gross profit	1,245	2.9%	10,812	13.5%	(9,567)	-768.4%

S&A expenses	13,404	31.3%	16,694	20.8%	(3,290)	-24.5%
Tradename impairment	-	0.0%	1,776	2.2%	(1,776)
Intangible asset amortization	742	1.7%	922	1.2%	(180)	-24.3%
Other income items that are not major	(1,099)	-2.6%	(222)	-0.3%	(877)	79.8%
Pretax loss of discontinued operations related to major classes	(11,802)	-27.6%	(8,358)	-10.4%	(3,444)	-29.2%
Loss on sale of the discontinued operations	6,888	16.1%	-	0.0%	6,888	100.0%
(Loss) / income from discontinued operations before income taxes	(18,690)	-43.7%	(8,358)	-10.4%	(10,332)	-55.3%
Income tax benefits	(4,502)	-10.5%	(2,017)	-2.5%	(2,485)	-55.2%
Net loss from discontinued operations	(14,188)	-33.2%	(6,341)	-7.9%	(7,847)	-55.3%

Unit Volume	FY26 % Increase / (Decrease) vs. FY25	Average Selling Price (“ASP”)	FY26 % Increase / (Decrease) vs. FY25

Discontinued Operations	-52.6%	Discontinued Operations	-3.1%

Combined net sales for PFC and SLF decreased by $37.3 million, or 87.2%, in fiscal 2026, primarily due to 52.6% lower unit volume. The decrease also reflects the divestiture of these businesses in early December 2025, resulting in approximately ten months of sales being recognized in fiscal 2026. Lower unit volume was driven by continued macroeconomic pressures and tariff-related purchasing hesitancy among value-oriented customers, particularly major furniture chains.

The Company recorded restructuring costs of $3.9 million in fiscal 2026, including $2.4 million associated with the exit of the Savannah warehouse, which primarily supported the PFC and SLF businesses. These costs included fixed asset write-offs, inventory liquidation and relocation expenses, and severance. In connection with the divestiture, the Company recorded a $6.9 million loss on sale of the discontinued businesses, including $2.6 million related to trade name impairments, approximately $3.5 million related to write-downs of accounts receivable, inventory, and other fixed and intangible assets, and approximately $735,000 of selling costs. In addition, these businesses incurred approximately $1.0 million of bad debt expense related to a customer bankruptcy.

The operating losses for fiscal 2026 were primarily attributable to the significant decline in sales volume and unfavorable product and customer mix, as well as restructuring costs and valuation adjustments associated with the divestiture. These impacts are not expected to recur following the divestiture.

The analysis and discussion of fiscal 2025 compared to fiscal 2024 results are available in Item 7 of our 2025 Annual Report on Form-10K available through Hooker Furnishings and SEC websites.

Financial Condition, Liquidity and Capital Resources

Summary Cash Flow Information – Operating, Investing and Financing Activities

	52 Weeks Ended	53 Weeks Ended	52 Weeks Ended
	February 1,	February 2,	January 28,
	2026	2025	2024
Net cash provided by / (used in) operating activities	$18,302	$(22,036)	$66,402
Net cash provided by / (used in) investing activities	1,972	(2,530)	(6,981)
Net cash used in financing activities	(27,394)	(11,149)	(22,756)
Net cash provided by / (used in) discontinued operations	1,937	(1,149)	(12,508)
Net (decrease) / increase in cash and cash equivalents	$(5,183)	$(36,864)	$24,157

During fiscal 2026, cash decreased by $5.2 million compared to the prior fiscal year. Cash used in financing activities, primarily related to repayments on the term loan and revolving credit facility, as well as dividend payments, was largely offset by cash provided by operating activities and, to a lesser extent, cash provided by investing activities, which benefited from proceeds from the sale of discontinued operations.

●	Cash provided by operating activities totaled $18.3 million in fiscal 2026, compared to $22.0 million used in the prior fiscal year. The improvement was driven primarily by favorable changes in working capital and non-cash adjustments. Key drivers of operating cash flow increase:

o	Despite a higher net loss from continuing operations of $12.8 million, compared to $6.2 million in the prior year, operating cash flow benefited from significant non-cash adjustments, including $15.6 million of trade name impairment charges, which were added back in the reconciliation to operating cash flow.

o	Trade receivables: Collections of trade accounts receivable generated $8.1 million of cash inflows, compared to $11.3 million outflows in the prior fiscal year, primarily due to improved collections, including large, project-based receipts.

o	Inventories: Generated $17.5 million of cash inflows, compared to a use of $13.2 million outflows in the prior year, reflecting deliberate inventory reduction efforts. The decrease was concentrated in the Hooker Branded segment as inventory levels normalized following prior elevated build-ups.

●	Offsetting factors

o	A $5.8 million decrease in accounts payable, representing a use of cash compared to a $4.8 million source in the prior year, as we reduced purchasing activity and did not continue building inventory levels during the current fiscal year.

Cash provided by investing activities totaled $2.0 million, compared to $2.5 million used in the prior fiscal year. The increase was primarily due to $5.5 million proceeds from the sale of discontinued operations, partially offset by capital expenditure.

Cash used in financing activities was $27.4 million, compared to $11.1 million in the prior fiscal year, primarily due to $18.5 million of repayments on the revolving credit facility during the current fiscal year.

Cash provided by discontinued operations was $1.9 million, compared to $1.1 million used in the prior fiscal year, primarily due to favorable operating adjustments, including non-cash valuation allowance and asset disposal impacts added back to net loss.

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

Our most significant ongoing short-term cash requirements relate primarily to funding operations (including expenditures for inventory, lease payments and payroll), quarterly dividend payments and capital expenditures related primarily to our showroom renovations and upgrading systems, buildings and equipment. The timing of our working capital needs can vary greatly depending on demand for and availability of raw materials and imported finished goods but is generally the greatest in the mid-summer as a result of inventory build-up for the traditional fall selling season. Long-term cash requirements relate primarily to funding lease payments.

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

We incurred $480,000 in fiscal 2025 and an additional $118,000 in fiscal 2026 in debt issuance costs in connection with our term loans. As of February 1, 2026, unamortized loan costs of $476,000 were netted against the carrying value of our term loans on our consolidated balance sheets.

As of February 1, 2026, we had $3.6 million principal amount of outstanding loans and $3.6 million face amount of letters of credit. We had $62.8 million of Availability based on the current Borrowing Base. There were no additional borrowings outstanding under the Amended and Restated Loan Agreement as of February 1, 2026. We believe that our existing liquidity and capital resources are sufficient to meet our anticipated needs over the next 12 months.

Share Repurchase Authorization

In fiscal 2026 fourth quarter, our Board of Directors authorized the repurchase of up to $5 million of the Company’s common shares. The authorization did not obligate us to acquire a specific number of shares during any period and did not have an expiration date, but it could be modified, suspended, or discontinued at any time at the discretion of our Board of Directors. Repurchases could be made from time to time in the open market, or through privately negotiated transactions or otherwise, in compliance with applicable laws, rules and regulations, and subject to our cash requirements for other purposes, compliance with the covenants under the Amended and Restated Loan Agreement and other factors we deem relevant. We did not repurchase any of our common shares during fiscal 2026.

Capital Expenditures

We expect to spend approximately $3 million in capital expenditures in fiscal 2027 to maintain and enhance our operating systems and facilities.

Material Capital Commitments

Our material capital commitments primarily consist of lease payments, obligations for leased space or properties under third-party operating agreements, and future benefit payments under two retirement plans.

As of February 1, 2026, future minimum annual commitments under leases and operating agreements are $8.7 million in fiscal 2027, $6.8 million in fiscal 2028, $6.1 million in each of fiscal 2029 and 2030, and $5.4 million in fiscal 2031.

Additionally, the Revolving Commitment will terminate, and all outstanding amounts thereunder will be due and payable, on December 5, 2029.

Dividends

We declared and paid dividends of $0.805 per share or approximately $8.8 million in fiscal 2026, a decrease of 12.5% or $0.115 per share compared to $0.92 per share or approximately $9.9 million in fiscal 2025. During the third quarter of fiscal 2026, the Board approved a reduction of the annual dividend to $0.46 per share, or 50%, effective beginning with the December 31, 2025 dividend payment. This action reflects a recalibration of our capital allocation strategy to align with current operating conditions, liquidity requirements, and our strategic transition to a leaner, growth-oriented business model. The reduced dividend, together with the share repurchase program, is intended to preserve financial flexibility and support ongoing investment in the business while continuing to return capital to shareholders.

On March 5, 2026, our Board of Directors declared a quarterly cash dividend of $0.115 per share, payable on March 31, 2026 to shareholders of record at March 16, 2026.

Our Board of Directors will continue to evaluate the appropriateness of the current dividend rate considering our performance and economic conditions in future quarters.

Recently Issued Accounting Pronouncements

See the Recently Adopted Accounting Standards section of Note 1 to our Consolidated Financial Statements for further details of recent accounting pronouncements.

Outlook

In the Hooker Branded and Domestic Upholstery segments, incoming orders have increased year-over-year for three consecutive quarters, adjusted for the extra week in last year’s fourth quarter.

Housing activity and consumer confidence remain weak and the Department of Commerce’s February advance monthly estimates reflect that reality, showing that retail sales for furniture and home furnishings decreased by 5.6% as compared to the prior year and lower than January 2026.We don’t anticipate near-term meaningful improvement in conditions; however, with a more efficient cost structure and a streamlined portfolio, we believe we are positioned to report much improved results if current market conditions persist.

Our advantage is a clear focus on our core businesses, with the organization fully aligned to drive organic growth and deliver more consistent, sustainable earnings over time. Margaritaville product and gallery commitments continue to scale, with shipments expected to begin in the second half of fiscal 2027.

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

During the third quarter of fiscal 2026, adverse economic conditions, including declines in our market value, as well as other changes in market dynamics, triggered an interim impairment assessment of goodwill and intangible assets. We engaged an independent third-party valuation firm to assist in performing this assessment. The valuation procedures were performed with consideration of applicable accounting guidance, including Accounting Standards Codification (“ASC”) Topic 350, Goodwill and Other Intangible Assets and ASC Topic 820, Fair Value Measurement. The fair value of the Home Meridian and Domestic Upholstery reporting units was determined using a combination of the discounted cash flow method, guideline public company method, and guideline transaction method. Based on this analysis, we recorded aggregate non-cash impairment charges of $15.6 million, including $14.5 million related to Sunset West goodwill within the Domestic Upholstery segment, $0.6 million related to the HMI trade name within All Other, and $0.6 million related to the Bradington-Young trade name within the Domestic Upholstery segment. See Note 9, Intangible Assets and Goodwill, to the Consolidated Financial Statements for additional information regarding impairment charges and amortizable intangible assets.

Based on our internal valuation and goodwill impairment analysis as described above, we have concluded that Shenandoah goodwill in the Domestic Upholstery segment is not impaired, and the fair values of remaining Bradington Young, Home Meridian and BOBO non-amortizable trade names exceeded their carrying values as of February 1, 2026.

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

Recently Issued Accounting Standards Not Yet Adopted

In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2024-03, Disaggregation of Income Statement Expenses (Subtopic 220-40), which requires public entities to provide additional disclosures disaggregating certain expense captions presented on the consolidated statements of operations. The guidance requires disclosure, in tabular format, of specified expense categories, including employee compensation, depreciation and amortization, and inventory-related costs, within relevant income statement captions. The standard is effective for annual reporting periods beginning after December 15, 2026, which will be our fiscal 2028, and interim periods thereafter, with early adoption permitted. The Company is currently evaluating the impact of this guidance on its consolidated financial statements and related disclosures. Adoption is expected to result in expanded disclosures, but is not expected to have a material impact on the Company’s consolidated financial position, results of operations, or cash flows.

Concentrations of Sourcing Risk

In fiscal 2026, imported products sourced from Vietnam accounted for 87% of our import purchases and our top five suppliers in Vietnam accounted for 69% of our fiscal 2026 import purchases. A disruption in our supply chain, or from Vietnam in general, could significantly impact our ability to fill customer orders for products manufactured in those countries. Our supply chain could be adversely impacted by the uncertainties of health concerns and governmental restrictions. In some cases, we may be able to provide substitutions using inventory on hand, in-transit and from our domestic warehouses, but not enough to entirely mitigate the lost sales. Supply disruptions and delays on selected items could occur for six months or longer before the impact of remedial measures would be reflected in our results. If we are unsuccessful in obtaining those products from other sources or at comparable cost, a disruption in our supply chain from our largest import furniture suppliers, or from Vietnam in general, could adversely affect our sales, earnings, financial condition and liquidity.

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

Interest Rate Risk

Borrowings under the Amended and Restated Loan Agreement will bear interest at a rate per annum equal to the then-current Term SOFR Rate for a period of one month plus 0.10% plus a margin of 1.75%. The Term SOFR Rate will be adjusted on a monthly basis. As such, these debt instruments expose us to market risk for changes in interest rates. As of February 1, 2026, we had $3.6 million principal amount of outstanding loans. At current borrowing levels, a 1% increase in the SOFR rate would result in an annual increase in interest expenses of approximately $36,000. There were no additional borrowings outstanding under the Amended and Restated Loan Agreement as of February 1, 2026.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the fiscal year ended February 1, 2026. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of February 1, 2026, the end of the period covered by this annual report, to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to the Company’s management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure and are effective to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Management’s Report on Internal Control over Financial Reporting

In accordance with Section 404 of the Sarbanes-Oxley Act and SEC rules thereunder, management has conducted an assessment of our internal control over financial reporting as of February 1, 2026, based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s report regarding that assessment is included on page F-2 of this report, with our consolidated financial statements, and is incorporated herein by reference.

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

ITEM 9B. OTHER INFORMATION

During the fourth quarter of fiscal 2026, no director or officer of the Company adopted, terminated or modified a ‘Rule 10b5-1 trading arrangement’ or ‘non-Rule 10b5-1 trading arrangement,’ as each term is defined in Item 408(a) of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not Applicable.

Hooker Furnishings Corporation

Part III

In accordance with General Instruction G(3) of Form 10-K, most of the information called for by Items 10, 11, 12, 13 and 14 of Part III will be incorporated by reference to the Company’s definitive Proxy Statement for its Annual Meeting of Shareholders scheduled to be held June 9, 2026 (the “2026 Proxy Statement”), as set forth below.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information relating to our directors will be set forth under the caption “Proposal One-Election of Directors” in the 2026 Proxy Statement and is incorporated herein by reference.

Information relating to our executive officers is included in Part I of this report under the caption “Information about our Executive Officers” and is incorporated herein by reference.

Information relating to compliance with Section 16(a) of the Exchange Act will be set forth under the caption “Delinquent Section 16(a) Reports” in the 2026 Proxy Statement and is incorporated herein by reference.

Information relating to the code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions will be set forth under the caption “Code of Business Conduct and Ethics” in the 2026 Proxy Statement and is incorporated herein by reference.

Information relating to insider trading policy that applies to our directors, principal executive officers and employees will be set forth under the caption “Insider Trading Policy” in the 2026 Proxy Statement and is incorporated herein by reference.

Information relating to material changes, if any, in the procedures by which shareholders may recommend nominees for our Board of Directors will be set forth under the caption “Procedures for Shareholder Recommendations of Director Nominees” in the 2026 Proxy Statement and is incorporated herein by reference.

Information relating to the Audit Committee of our Board of Directors, including the composition of the Audit Committee and the Board’s determinations concerning whether certain members of the Audit Committee are “financial experts” as that term is defined under Item 407(d)(5) of Regulation S-K will be set forth under the captions “Corporate Governance” and “Audit Committee” in the 2026 Proxy Statement and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

Information relating to this item will be set forth under the captions “Report of the Compensation Committee,” “Compensation Discussion and Analysis (CD&A) Executive Compensation” including the executive compensation tables and disclosures following the CD&A and “Director Compensation” in the 2026 Proxy Statement and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Information relating to this item will be set forth under the captions “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management” in the 2026 Proxy Statement and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information relating to this item will be set forth in the last two paragraphs under the caption “Audit Committee” and the caption “Corporate Governance” in the 2026 Proxy Statement and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Information relating to this item will be set forth under the caption “Proposal Three - Ratification of Selection of Independent Registered Public Accounting Firm” in the 2026 Proxy Statement and is incorporated herein by reference.

Hooker Furnishings Corporation

Part IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed as part of this report on Form 10-K:

(1)	The following reports and financial statements are included in this report on Form 10-K:

Management’s Report on Internal Control Over Financial Reporting

Reports of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of February 1, 2026 and February 2, 2025

Consolidated Statements of Operations for the fifty-two-week period ended February 1, 2026, the fifty-three-week period ended February 2, 2025 and the fifty-two-week period ended January 28, 2024

Consolidated Statements of Comprehensive (Loss) / Income for the fifty-two-week period ended February 1, 2026, the fifty-three-week period ended February 2, 2025 and the fifty-two-week period ended January 28, 2024

Consolidated Statements of Cash Flows for the fifty-two-week period ended February 1, 2026, the fifty-three-week period ended February 2, 2025 and the fifty-two-week period ended January 28, 2024

Consolidated Statements of Shareholders’ Equity for the fifty-two-week period ended February 1, 2026, the fifty-three-week period ended February 2, 2025 and the fifty-two-week period ended January 28, 2024

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

10.1(b)	Form of Outside Director Restricted Stock Agreement (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K (SEC File No. 000-25349) filed on January 17, 2006)*

10.1(c)	2024 Amendment and Restatement of the Hooker Furnishings Corporation Stock Incentive Plan (incorporated by reference to Appendix A of the Company’s Definitive Proxy Statement dated May 3, 2024 (SEC File No. 000-25349))*

10.1(d)	2010 Amended and Restated Hooker Furniture Corporation Supplemental Retirement Income Plan, dated as of June 8, 2010 (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q (SEC File No. 000-25349) for the quarter ended October 31, 2010)*

10.1(e)	Form of Performance Stock Units Grant Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q (SEC File No. 000-25349) for the quarter ended July 28, 2024)*

10.1(f)	Form of RSU Time-based Vesting Grant Agreement (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q (SEC File No. 000-25349) for the quarter ended July 28, 2024)*

10.1(j)	First Amendment to the 2010 Amended and Restated Hooker Furniture Corporation Supplemental Retirement Income Plan (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (SEC File No. 000-25349) filed with the SEC on November 15, 2019)*

10.1(k)	Employment Agreement, dated February 20, 2025, by and between Hooker Furnishings Corporation and Jeremy R. Hoff (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (SEC File No. 000-25349) filed on February 26, 2025).*

10.1(l)	Employment Agreement, dated February 20, 2025, by and between Hooker Furnishings Corporation and C. Earl Armstrong, III (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (SEC File No. 000-25349) filed on February 26, 2025).*

10.1(m)	Employment Agreement, dated February 20, 2025, by and between Hooker Furnishings Corporation and Anne J. Smith (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (SEC File No. 000-25349) filed on February 26, 2025).*

10.2	Asset Purchase Agreement dated December 1, 2025 by and between the Company and Magnussen Home Furnishings, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (SEC File No. 000-25349) filed on December 3, 2025).

10.3	Amended and Restated Loan and Security Agreement, dated as of December 5, 2024, between Bank of America, N.A. and Hooker Furnishings Corporation, Bradington-Young, LLC, Sam Moore Furniture LLC and Home Meridian Group, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (SEC File No. 000-25349) filed on December 6, 2024).

10.4	Cooperation Agreement dated January 1, 2026 by and among Hooker Furnishings Corporation, Global Value Investment Corporation and each of the parties listed on Schedule A thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (SEC File No. 000-25349) filed on January 2, 2026).

10.5	First Amendment to Cooperation Agreement dated February 17, 2026 by and among Hooker Furnishings Corporation, Global Value Investment Corporation and each of the parties listed on Schedule A thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (SEC File No. 000-25349) filed on February 17, 2026).

19.1	Hooker Furniture Corporation Insider trading policy filed herewith

21	List of Subsidiaries:
Bradington-Young LLC, a North Carolina limited liability company

Sam Moore Furniture LLC, a Virginia limited liability company

23	Consent of Independent Registered Public Accounting Firm (filed herewith)

31.1	Rule 13a-14(a) Certification of the Company’s principal executive officer (filed herewith)

31.2	Rule 13a-14(a) Certification of the Company’s principal financial officer (filed herewith)

32.1	Rule 13a-14(b) Certification of the Company’s principal executive officer and principal financial officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

97	Hooker Furnishings Corporation Compensation Recoupment Policy, as amended and restated on September 5, 2023 (incorporated by reference to Exhibit 97 to the Company’s Annual Report on Form 10-K (SEC File No. 000-25349) filed on April 12, 2024)

101	The following financial statements from the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 2026, formatted in Interactive Extensible Business Reporting Language (“IXBRL”): (i) consolidated balance sheets, (ii) consolidated statements of operations, (iii) consolidated statements of comprehensive (loss)/income, (iv) consolidated statements of cash flows, (v) consolidated statements of shareholders’ equity and (vi) the notes to the consolidated financial statements, tagged as blocks of text (filed herewith)

104	Cover page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

*	Management contract or compensatory plan

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOOKER FURNISHINGS CORPORATION

April 17, 2026	/s/ Jeremy R. Hoff
Jeremy R. Hoff
Chief Executive Officer and Director (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jeremy R. Hoff	Chief Executive Officer and	April 17, 2026
Jeremy R. Hoff	Director (Principal Executive Officer)

/s/ C. Earl Armstrong III	Senior Vice President - Finance	April 17, 2026
C. Earl Armstrong III	and Chief Financial Officer (Principal
Financial and Accounting Officer)

/s/ W. Christopher Beeler, Jr.	Director (Board Chair)	April 17, 2026
W. Christopher Beeler, Jr.

/s/ Maria C. Duey	Director	April 17, 2026
Maria C. Duey

/s/ Paulette Garafalo	Director	April 17, 2026
Paulette Garafalo

/s/ Christopher L. Henson	Director	April 17, 2026
Christopher L. Henson

/s/ Paul A. Huckfeldt	Director	April 17, 2026
Paul A. Huckfeldt

/s/ Tonya H. Jackson	Director	April 17, 2026
Tonya H. Jackson

/s/ Ellen C. Taaffe	Director	April 17, 2026
Ellen C. Taaffe

HOOKER FURNISHINGS CORPORATION AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Management’s Report on Internal Control Over Financial Reporting	F-2

Reports of Independent Registered Public Accounting Firm (PCAOB ID: 185)	F-3

Consolidated Balance Sheets as of February 1, 2026 and February 2, 2025	F-5

Consolidated Statements of Operations for the fifty-two-week period ended February 1, 2026, the fifty-three-week period ended February 2, 2025 and the fifty-two-week period ended January 28, 2024	F-6

Consolidated Statements of Comprehensive (Loss)/Income the fifty-two-week period ended February 1, 2026, the fifty-three-week period ended February 2, 2025 and the fifty-two-week period ended January 28, 2024	F-7

Consolidated Statements of Cash Flows for the fifty-two-week period ended February 1, 2026, the fifty-three-week period ended February 2, 2025 and the fifty-two-week period ended January 28, 2024	F-8

Consolidated Statements of Shareholders’ Equity the fifty-two-week period ended February 1, 2026, the fifty-three-week period ended February 2, 2025 and the fifty-two-week period ended January 28, 2024	F-9

Notes to Consolidated Financial Statements	F-10

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Shareholders of

Hooker Furnishings Corporation

Martinsville, Virginia

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Securities Exchange Act Rule 13a-15(f). Under the supervision and with the participation of management, including the principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the Company’s evaluation under that framework, management concluded that the Company’s internal control over financial reporting was effective as of February 1, 2026.

The effectiveness of the Company’s internal control over financial reporting as of February 1, 2026 has been audited by KPMG LLP, the Company’s independent registered public accounting firm, as stated in their report which is included herein.

Jeremy R. Hoff

Chief Executive Officer and Director

(Principal Executive Officer)

April 17, 2026

C. Earl Armstrong III

Senior Vice President – Finance

and Chief Financial Officer

(Principal Financial and Accounting Officer)

April 17, 2026

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Hooker Furnishings Corporation:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Hooker Furnishings Corporation and subsidiaries (the Company) as of February 1, 2026 and February 2, 2025, the related consolidated statements of operations, comprehensive (loss)/income, cash flows, and shareholders’ equity for each of the years in the three-year period ended February 1, 2026, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of February 1, 2026 and February 2, 2025, and the results of its operations and its cash flows for each of the years in the three-year period ended February 1, 2026, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of February 1, 2026, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated April 17, 2026 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Sufficiency of audit evidence over revenue

As discussed in Note 1 to the consolidated financial statements, the Company generates revenue primarily through the sale of home furnishings and hospitality furniture products. Revenue is recognized by the Company at the time of shipment to the customer. The Company recorded $320.9 million of net sales for the fiscal year ended February 1, 2026.

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
April 17, 2026

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Hooker Furnishings Corporation:

Opinion on Internal Control Over Financial Reporting

We have audited Hooker Furnishings Corporation and subsidiaries' (the Company) internal control over financial reporting as of February 1, 2026, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 1, 2026, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of February 1, 2026 and February 2, 2025, the related consolidated statements of operations, comprehensive (loss)/income, cash flows, and shareholders’ equity for each of the years in the three-year period ended February 1, 2026, and the related notes (collectively, the consolidated financial statements), and our report dated April 17, 2026 expressed an unqualified opinion on those consolidated financial statements.

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

/s/ KPMG LLP

Charlotte, North Carolina
April 17, 2026

HOOKER FURNISHINGS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands)

	February 1,	February 2,
As of	2026	2025
Assets
Current assets
Cash and cash equivalents	$1,112	$6,295
Trade accounts receivable, net (See notes 4 and 5)	37,786	45,487
Inventories (see note 6)	48,684	66,228
Income tax recoverable	30	521
Prepaid expenses and other current assets	5,283	5,080
Current assets held for sale (See note 3)	-	17,513
Total current assets	92,895	141,124
Property, plant and equipment, net (See note 7)	25,207	27,343
Cash surrender value of life insurance policies (See note 10)	30,422	29,238
Deferred taxes (See note 16)	24,941	16,057
Operating leases right-of-use assets (See note 11)	23,015	39,264
Intangible assets, net (See note 9)	12,994	17,999
Goodwill (See note 9)	575	15,036
Non-current assets held for sale (See note 3)	-	11,269
Other assets	15,842	16,612
Total non-current assets	132,996	172,818
Total assets	$225,891	$313,942

Liabilities and Shareholders’ Equity
Current liabilities
Trade accounts payable	$11,002	$16,376
Accrued salaries, wages and benefits	3,730	3,851
Accrued income taxes	42	49
Customer deposits	5,291	5,655
Current portion of operating lease liabilities (See note 11)	5,445	6,311
Other accrued expenses	2,083	2,916
Current liabilities held for sale (See note 3)	-	4,816
Total current liabilities	27,593	39,974
Long term debt (See note 12)	3,223	21,717
Deferred compensation (See note 13)	6,365	6,795
Operating lease liabilities (See note 11)	19,468	35,331
Long-term liabilities held for sale (See note 3)	-	5,742
Total long-term liabilities	29,056	69,585
Total liabilities	56,649	109,559

Shareholders’ equity
Common stock, no par value, 20,000 shares authorized, 10,764 and 10,703 shares issued and outstanding on each date	51,361	50,474
Retained earnings	117,603	153,336
Accumulated other comprehensive income	278	573
Total shareholders’ equity	169,242	204,383
Total liabilities and shareholders’ equity	$225,891	$313,942

See accompanying Notes to Consolidated Financial Statements.

HOOKER FURNISHINGS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

For the 52 Week Period Ended February 1, 2026, the 53 Week Period Ended February 2, 2025 and the 52 Week Period Ended January 28, 2024
	2026	2025	2024

Net sales	$278,139	$317,357	$344,645

Cost of sales	204,644	239,221	250,681

Gross profit	73,495	78,136	93,964

Selling and administrative expenses	71,921	83,823	74,731
Goodwill and trade name impairment charges	15,576	1,055	-
Intangible asset amortization	2,462	2,763	2,816

Operating (loss) / income	(16,464)	(9,505)	16,417

Other income, net	196	2,711	858
Interest expense, net	765	1,274	1,573

(Loss) / income from continuing operations before income taxes	(17,033)	(8,068)	15,702

Income tax (benefit) / expense	(4,254)	(1,902)	3,356

Net (loss) / income from continuing operations	(12,779)	(6,166)	12,346

Net loss from discontinued operations, net of taxes	(14,188)	(6,341)	(2,481)

Net (loss) / income	$(26,967)	$(12,507)	$9,865

Basic:
(Loss) / earnings from continuing operations per share	$(1.20)	$(0.59)	$1.15
Loss from discontinued operations per share	(1.34)	(0.60)	(0.24)
Basic (loss) / earnings per share	$(2.54)	$(1.19)	$0.91

Diluted:
(Loss) / earnings from continuing operations per share	$(1.20)	$(0.59)	$1.15
Loss from discontinued operations per share	(1.34)	(0.60)	(0.24)
Diluted (loss) / earnings per share	$(2.54)	$(1.19)	$0.91

Weighted average shares outstanding:
Basic	10,606	10,525	10,684
Diluted	10,606	10,525	10,838

Cash dividends declared per share	$0.805	$0.92	$0.89

See accompanying Notes to Consolidated Financial Statements.

HOOKER FURNISHINGS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) / INCOME

(In thousands)

For the 52 Week Period Ended February 1, 2026, 53 Week Period Ended February 2, 2025 and the 52 Week Period Ended January 28, 2024
	2026	2025	2024

Net (Loss) / Income	$(26,967)	$(12,507)	$9,865
Other comprehensive income:
Actuarial adjustments	(389)	(212)	(172)
Income tax effect on adjustments	94	51	41
Adjustments to net periodic benefit cost	(295)	(161)	(131)

Total Comprehensive (Loss) / Income	$(27,262)	$(12,668)	$9,734

See accompanying Notes to Consolidated Financial Statements.

HOOKER FURNISHINGS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

For the 52 Week Period Ended February 1, 2026, the 53 Week Period Ended February 2, 2025 and the 52 Week Period Ended January 28, 2024
	2026	2025	2024
Operating Activities:
Net (loss) / income	$(26,967)	$(12,507)	$9,865
Less: Loss from discontinued operations, net of taxes	(14,188)	(6,341)	(2,481)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,064	7,752	7,663
Deferred income tax expense/(benefit)	(8,790)	(4,006)	2,523
Goodwill and tradename impairment	15,576	1,055	-
Non-cash restricted stock and performance awards	887	950	1,706
Provision adjustment for doubtful accounts and sales allowances	(405)	2,672	(549)
Gain on life insurance policies	(1,335)	(1,213)	(984)
Loss on disposal of assets	27	-	35
Changes in assets and liabilities:
Trade accounts receivable	8,105	(11,338)	9,971
Inventories	17,544	(13,205)	33,135
Income tax recoverable	491	2,492	65
Prepaid expenses and other assets	219	(486)	(4,876)
Trade accounts payable	(5,816)	4,766	17,131
Accrued salaries, wages and benefits	(122)	(3,549)	(1,890)
Accrued income taxes	(7)	49	-
Customer deposits	(364)	(265)	(2,590)
Operating lease liabilities	(479)	424	(2,086)
Other accrued expenses	(696)	(1,138)	(4,261)
Deferred compensation	(818)	(830)	(937)
Net cash (used in) / provided by operating activities	$18,302	$(22,036)	$66,402

Investing Activities:
Proceeds from sale of discontinued operations	5,499	-	-
Acquisitions	-	-	(2,373)
Purchases of property, plant and equipment	(3,163)	(3,074)	(5,238)
Premiums paid on life insurance policies	(392)	(395)	(406)
Proceeds received on life insurance policies	-	936	1,036
Proceeds from sale of property and equipment	28	3	-
Net cash used in investing activities	$1,972	$(2,530)	$(6,981)

Financing Activities:
Proceeds from revolving credit facility	104,568	22,085	-
Payments for long-term loans	(123,078)	(22,900)	(1,400)
Cash dividends paid	(8,766)	(9,854)	(9,682)
Debt issuance cost	(118)	(480)	-
Purchase and retirement of common stock	-	-	(11,674)
Net cash (used in)/provided by financing activities	$(27,394)	$(11,149)	$(22,756)

Discontinued Operations:
Cash used in operating activities	2,070	(980)	(10,931)
Cash used in investing activities	(133)	(169)	(1,577)
Cash provided by / (used in) discontinued operations	$1,937	$(1,149)	$(12,508)

Net (decrease) / increase in cash and cash equivalents	(5,183)	(36,864)	24,157
Cash and cash equivalents at the beginning of year	6,295	43,159	19,002
Cash and cash equivalents at the end of year	$1,112	$6,295	$43,159

Supplemental schedule of cash flow information:
Interest paid, net	$691	$1,312	$1,375
Income taxes (refund) / paid, net	(445)	(2,328)	23

Supplemental schedule of noncash investing activities:
Increase / (Decrease) in lease liabilities arising from obtaining right-of-use assets	55	3,201	(10,646)
Increase in property and equipment through accrued purchases	441	167	190

See accompanying Notes to Consolidated Financial Statements.

HOOKER FURNISHINGS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands, except per share data)

For the 52 Week Period Ended February 1, 2026, the 53 Week Period Ended February 2, 2025 and the 52 Week Period Ended January 28, 2024
				Accumulated
				Other	Total
	Common Stock		Retained	Comprehensive	Shareholders’
	Shares	Amount	Earnings	Income	Equity
Balance at January 29, 2023	11,197	$50,770	$184,386	$865	$236,021

Net income			$9,865		$9,865
Actuarial adjustments on defined benefit plan, net of tax of $41				$(131)	(131)
Cash dividends paid and accrued ($0.89 per share)			(9,682)		(9,682)
Purchase and retirement of common stock	(620)	$(2,952)	(8,852)		(11,804)
Restricted stock grants, net of forfeitures	95	(156)			(156)
Restricted stock compensation cost		1,702			1,702
Performance-based restricted stock units cost		773			773
PSU awards		(613)			(613)
Balance at January 28, 2024	10,672	$49,524	$175,717	$734	$225,975

Net loss			$(12,507)		$(12,507)
Actuarial adjustments on defined benefit plan, net of tax of $51				$(161)	(161)
Cash dividends paid and accrued ($0.92 per share)			(9,874)		(9,874)
Restricted stock grants, net of forfeitures	31	$(404)			(404)
Restricted stock compensation cost		1,593			1,593
Performance-based restricted stock units cost		453			453
PSU awards		(692)			(692)
Balance at February 2, 2025	10,703	$50,474	$153,336	$573	$204,383

Net loss			$(26,967)		$(26,967)
Actuarial adjustments on defined benefit plan, net of tax of $94				$(295)	(295)
Cash dividends paid and accrued ($0.81 per share)			(8,766)		(8,766)
Restricted stock grants, net of forfeitures	61	$(220)			(220)
Restricted stock compensation cost		1,257			1,257
Performance-based restricted stock units cost		432			432
PSU awards		(582)			(582)
Balance at February 1, 2026	10,764	$51,361	$117,603	$278	$169,242

See accompanying Notes to Consolidated Financial Statements.

HOOKER FURNISHINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar and share amounts in tables, except per share amounts, in thousands unless otherwise indicated)

For the Fifty-Two Weeks Ended February 1, 2026

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

For financial reporting purposes, we are organized into two operating segments and “All Other”, which includes the remainder of our businesses:

◾	Hooker Branded, consisting of the operations of our imported Hooker Casegoods and Hooker Upholstery businesses;

◾	Domestic Upholstery, which includes the domestic upholstery manufacturing operations of Bradington-Young, HF Custom (formerly Sam Moore), Shenandoah Furniture and Sunset West; and

◾	All Other, consisting of intercompany eliminations and operating segments that are not individually reportable; therefore, we combined them in “All Other” in accordance with ASC 280. Due to a change in the way management internally evaluates operating performance, beginning with the fiscal 2026 first quarter, Hooker Branded and Domestic Upholstery segments’ results now include all the sales of products formerly included in H Contract’s results. Fiscal 2025 results discussed below have been recast to reflect this change. During fiscal 2026, the Company completed the divestiture of Pulaski Furniture (“PFC”) and Samuel Lawrence (“SLF”) casegoods brands, formerly part of the Home Meridian segment. As the PFC and SLF businesses have been classified as discontinued operations, the remaining business does not qualify as a reportable segment, therefore, the Home Meridian segment will be eliminated. The Samuel Lawrence Hospitality product line will be reported within All Other.

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

Operating lease right-of-use (“ROU”) assets and liabilities are recognized on the adoption date based on the present value of lease payments over the remaining lease term. As interest rates are not explicitly stated or implicit in any of our leases, we utilized our collateralized incremental borrowing rate at the adoption date of February 4, 2019. The Company generally uses its incremental borrowing rate as the discount rate for the lease. The Company’s incremental borrowing rate for a lease is the rate of interest it would have to pay on a collateralized basis to borrow an amount equal to the lease payments under similar terms. Lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option.

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

Intangible Assets and Goodwill

We own both definite-lived (amortizable) assets and indefinite-lived intangible assets. Our amortizable intangible assets are related to the Shenandoah and Sunset West acquisitions, and includes customer relationships and trademarks. Our indefinite lived assets include goodwill related to the Shenandoah and BOBO acquisitions, as well as the remaining Bradington-Young, Home Meridian and BOBO tradenames. We may acquire additional amortizable assets and/or indefinite lived intangible assets in the future. Our indefinite-lived intangible assets are not amortized but are tested for impairment annually or more frequently if events or circumstances indicate that the asset might be impaired.

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

Cash Surrender Value of Life Insurance Policies

We own seventy life insurance policies on certain of our current and former executives and other key employees. These policies had a carrying value of $30.4 million at February 1, 2026 and have a face value of approximately $54 million as of that date. Proceeds from the policies are used to fund certain employee benefits and for other general corporate purposes. We account for life insurance as a component of employee benefits cost. Consequently, the cost of the coverage and any resulting gains or losses related to those insurance policies are recorded as a decrease or increase to operating income. Cash payments that increase the cash surrender value of these policies are classified as investing outflows on the Consolidated Statements of Cash Flows, with amounts paid in excess of the increase in cash surrender value included in operating activities. Gains on life insurance policies, which typically occur at the time a policy is redeemed, are included in the reconciliation of net income to net cash used in or provided by operating activities.

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

Advertising

We offer advertising programs to qualified dealers under which we may provide signage, catalogs and other marketing support to our dealers and may reimburse some advertising and other costs incurred by our dealers in connection with promoting our products. The cost of these programs does not exceed the fair value of the benefit received. We charge the cost of point-of-purchase materials (including signage, catalogs, and fabric and leather swatches) to selling and administrative expense as incurred. Advertising costs charged to selling and administrative expense for fiscal years 2026, 2025, and 2024 were $2.0 million, $2.6 million, and $2.6 million, respectively. The costs for other advertising allowance programs are charged against net sales. We also have arrangements with some dealers to reimburse them for a portion of their advertising costs, which provides advertising benefits to us. Costs for these arrangements are expensed as incurred and are netted against net sales in our consolidated statements of operations and comprehensive income.

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

In December 2023, the FASB issued Accounting Standards Updates “ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures”. The new guidance requires enhanced effective tax rate reconciliation and income taxes paid disclosures. The Company adopted this ASU on February 3, 2025 on a prospective basis. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements, but resulted in expanded income tax disclosures. See “Note 16, Income Taxes”.

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

NOTE 2 - FISCAL YEAR

Our fiscal years end on the Sunday closest to January 31. In some years, generally once every six years, the fourth quarter will be fourteen weeks long and the fiscal year will consist of fifty-three weeks. Our quarterly periods are based on thirteen-week “reporting periods,” which end on Sundays. As a result, each quarterly period generally will be thirteen weeks, or 91 days long, except during a 53-week fiscal year which will have 14 weeks in the fourth quarter. The 2026 fiscal year that ended on February 1, 2026 was a 52-week fiscal year.

In the notes to the consolidated financial statements, references to the:

◾	2026 fiscal year and comparable terminology mean the fiscal year that began February 3, 2025 and ended February 1, 2026;

◾	2025 fiscal year and comparable terminology mean the fiscal year that began January 29, 2024 and ended February 2, 2025; and

◾	2024 fiscal year and comparable terminology mean the fiscal year that began January 30, 2023 and ended January 28, 2024.

NOTE 3 – DISCONTINUED OPERATIONS

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

On December 12, 2025, the Company completed the sale and received cash proceeds of approximately $5.5 million, representing the estimated net book value of the assets at closing, less a holdback amount of approximately $0.6 million, in accordance with the terms of the purchase agreement. Final transaction pricing, including working capital adjustments, resulted in a difference of approximately $0.3 million between the estimated fair value less costs to sell determined at the measurement date and the final net proceeds received.

Following the sale, the Home Meridian segment was eliminated, with its remaining Samuel Lawrence Hospitality brand reclassified into the “All Other” category.

We believe this transaction represents a single disposal plan that constitutes a strategic shift expected to have a material effect on our operations and financial results. Accordingly, the financial results of the PFC and SLF businesses are reflected in our consolidated financial statements as discontinued operations for all periods presented.

The following table represents carrying amounts of major classes of assets and liabilities as of the date of the divestiture:

Assets:
Trade accounts receivable	$8,324
Less allowances	(527)
Inventories	2,228
Other current assets	154
Property, plant and equipment, net	797
Intangible assets	4,796
Operating lease right-of-use assets	5,465
Total assets of discontinued operations	$21,237

Liabilities:
Accounts payable	$2,810
Accrued expenses and other current liabilities	109
Operating lease liabilities	6,054
Total liabilities of discontinued operations	$8,973

Net assets disposed	$12,264

Cash	$5,500
Receivable from buyer	611

Selling costs	$735

(Loss) on sale of the discontinued operations	$(6,888)

Assets:	February 1, 2026	February 2, 2025
Trade accounts receivable	$-	$13,575
Less allowances		(865)
Inventories		4,528
Other current assets		275
Property, plant and equipment, net		852
Intangible assets		4,106
Operating lease right-of-use assets		6,311
Total assets of discontinued operations	$-	$28,782

Liabilities:
Accounts payable	$-	$3,625
Accrued expenses and other current liabilities		-
Operating lease liabilities		6,933
Total liabilities of discontinued operations	$-	$10,558

The following table represents statements of operations information of carrying amounts of major classes of line items constituting pretax loss of discontinued operations included as part of discontinued operations in fiscal 2026, 2025 and 2024:

	For the
	52 Weeks Ended	53 Weeks Ended	52 Weeks Ended
	February 1,	February 2,	January 28,
	2026	2025	2024

Net sales	$42,795	$80,107	$88,581

Cost of sales	41,550	69,295	73,593

Gross profit	1,245	10,812	14,988

Selling and administrative expenses	13,404	16,694	18,209
Trade name impairment charges	-	1,776	-
Intangible asset amortization	742	922	841
Other income items that are not major	(1,099)	(222)	(798)

Pretax loss of discontinued operations related to major classes	(11,802)	(8,358)	(3,264)

Loss on sale of the discontinued operations	6,888	-	-

(Loss) / income from discontinued operations before income taxes	(18,690)	(8,358)	(3,264)

Income tax (benefit) / expense	(4,502)	(2,017)	(783)

Net income / (loss) from discontinued operations	(14,188)	(6,341)	(2,481)

The significant components included in our Consolidated Statements of Cash Flows for the discontinued operations are as follows:

	52 Weeks Ended	53 Weeks Ended	52 Weeks Ended
	February 1,	February 2,	January 28,
	2026	2025	2024
Operating Activities:
Loss from discontinued operations, net of tax	$(14,188)	$(6,341)	$(2,481)
Depreciation and amortization	1,120	1,477	1,293
Tradename impairment	-	1,776	-
Loss on sale of the discontinued operations	6,888	-	-
Loss / (gain) on disposal of assets	2,422	-	-
Changes in assets and liabilities:
Trade accounts receivable, net	4,914	1,748	1,428
Inventories	2,299	4,265	3,470
Trade accounts payable	(815)	(1,401)	(16,941)
Other assets and liabilities	(570)	(2,504)	2,300
Cash provided by / (used in) operating activities from discontinued operations	2,070	(980)	(10,931)

Investing Activities:
Purchase of properties and equipment	(133)	(169)	(1,577)
Cash used in investing activities from discontinued operations	$(133)	$(169)	$(1,577)

NOTE 4 – DOUBTFUL ACCOUNTS AND CUSTOMER ALLOWANCES

The activity in the allowance for doubtful accounts was:

	52 Weeks Ended	53 Weeks Ended	52 Weeks Ended
	February 1,	February 2,	January 28,
	2026	2025	2024
Balance at beginning of year	$4,964	$1,693	$1,658
Non-cash charges to cost and expenses	932	3,167	21
Increase / (decrease) in allowance, net of recoveries	(709)	104	14
Balance at end of year	$5,187	$4,964	$1,693

The activity in customer allowances was:

	52 Weeks Ended	53 Weeks Ended	52 Weeks Ended
	February 1,	February 2,	January 28,
	2026	2025	2024
Balance at beginning of year	$317	$1,503	$2,597
Charges to cost and expenses	5,221	7,197	9,184
Less allowances applied	(5,856)	(8,096)	(10,541)
Increase / (decrease) in allowance, net of recoveries	672	(287)	263
Balance at end of year	$354	$317	$1,503

NOTE 5 – ACCOUNTS RECEIVABLE

	February 1,	February 2,
	2026	2025

Gross accounts receivable	$43,327	$50,768
Customer allowances	(354)	(317)
Allowance for doubtful accounts	(5,187)	(4,964)
Trade accounts receivable	$37,786	$45,487

NOTE 6 – INVENTORIES

	February 1,	February 2,
	2026	2025
Finished furniture	$61,178	$77,546
Furniture in process	1,497	1,524
Materials and supplies	11,879	11,229
Inventories at FIFO	74,554	90,299
Reduction to LIFO basis	(25,870)	(24,071)
Inventories	$48,684	$66,228

At February 1, 2026 and February 2, 2025, we had $178,000 and $253,000, respectively, in consigned inventories, which are included in the “Finished furniture” line in the table above.

At February 1, 2026 and February 2, 2025, we held $11.9 million and $5.5 million, respectively, in inventory in Vietnam.

NOTE 7 – PROPERTY, PLANT AND EQUIPMENT

	Depreciable Lives	February 1,	February 2,
	(In years)	2026	2025

Buildings and land improvements	15 - 30	$34,566	$34,439
Machinery and equipment	10	11,852	12,165
Computer software and hardware	3 - 10	8,286	8,581
Leasehold improvements	Term of lease	7,630	8,882
Furniture and fixtures	3 - 8	3,067	7,075
Other	5	701	701
Total depreciable property at cost		66,102	71,843
Less accumulated depreciation		(46,060)	(47,532)
Total depreciable property, net		20,042	24,311
Land		1,077	1,077
Construction-in-progress		4,088	1,955
Property, plant and equipment, net		$25,207	$27,343

Depreciation expenses for fiscal 2026, 2025, and 2024 were $2.7 million, $3.5 million, and $4.0 million, respectively.

Capitalized Software Costs

Certain costs incurred in connection with developing or obtaining computer software for internal use are capitalized. These costs are amortized over periods of ten years or less. Capitalized software is reported as a component of computer software and hardware above and on the property, plant, and equipment line of our consolidated balance sheets. The activity in capitalized software costs was:

	52 Weeks Ended	53 Weeks Ended	52 Weeks Ended
	February 1,	February 2,	January 28,
	2026	2025	2024
Balance beginning of year	$65	$103	$1,348
Additions	-	7	33
Amortization expense	(21)	(45)	(389)
Disposals	(6)	-	(889)
Balance end of year	$38	$65	$103

NOTE 8 – CLOUD COMPUTING HOSTING ARRANGEMENT

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

Implementation costs of $697,000 and interest expense of $186,000 were capitalized in fiscal 2026. Implementation costs of $3.0 million and interest expense of $239,000 were capitalized in fiscal 2025. Implementation costs of $5.1 million and interest expense of $273,000 were capitalized in fiscal 2024. Amortization expenses of $1.4 million, $1.2 million and $410,000 were recorded in fiscal 2026, 2025 and 2024, respectively. The capitalized implementation costs at February 1, 2026 and February 2, 2025 were as follows:

	February 1, 2026		February 2, 2025
	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization
Implementation Costs	$17,479	$(2,963)	$16,782	$(1,561)
Interest Expenses	782	(49)	596	(27)

NOTE 9 – INTANGIBLE ASSETS AND GOODWILL

Our goodwill, some trademarks and trade names have indefinite useful lives and, consequently, are not subject to amortization for financial reporting purposes but are tested for impairment annually or more frequently if events or circumstances indicate that the asset might be impaired.

Our non-amortizable intangible assets consist of:

◾	Goodwill related to the Shenandoah (acquired 2017) and BOBO (acquired 2023) acquisitions; and

◾	Trademarks and tradenames related to the acquisitions of Bradington-Young (acquired 2002), Home Meridian (acquired 2016), and BOBO Intriguing Objects (acquired 2023).

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

Based on the results of this valuation analysis, we recorded non-cash impairment charges of $15.6 million related to continuing operations. These charges consisted of $14.5 million related to the impairment of Sunset West goodwill within the Domestic Upholstery segment, $558,000 for the trade name in the remaining HMI business classified in All Other, and $556,000 for the Bradington-Young trade name in the Domestic Upholstery segment.

At February 1, 2026, we concluded the Shenandoah goodwill and BOBO non-amortizable trade name are not impaired.

Our amortizable intangible assets are recorded in the Domestic Upholstery segment, consisting of Shenandoah and Sunset West trade names and customer relations.

Details of our intangible assets were as follows:

	February 1, 2026		February 2, 2025
	Gross carrying amount	Accumulated Amortization	Gross carrying amount	Accumulated Amortization
Intangible assets with indefinite lives:
Goodwill
Domestic Upholstery - Shenandoah *	490	-	490	-
Domestic Upholstery - Sunset West	-	-	14,462	-
All Other - BOBO Intriguing Objects	85	-	84	-
Goodwill	575	-	15,036	-

Trademarks and Trade names *	2,019	(1,114)	3,692	-

Intangible assets with definite lives:
Customer Relations	23,601	(12,620)	23,601	(10,565)
Trademarks and Trade names	2,334	(1,225)	2,334	(1,062)

Intangible assets, net	27,954	(14,959)	29,627	(11,627)

*:	The amounts are net of impairment charges of $16.4 million related to Shenandoah goodwill, $14.5 million related to Sunset West goodwill and $5.2 million related to certain trade names not related to PFC and SLF, of which $2.6 million were recorded in fiscal 2021 and $2.5 million were recorded in fiscal 2025.

The estimated amortization expense associated with our amortizable intangible assets is expected to be as follows:

Fiscal Year	Amount

2027	2,178
2028	2,178
2029	2,178
2030	2,178
2031	1,842
2032 and thereafter	1,536
$12,090

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

As of February 1, 2026 and February 2, 2025, Company-owned life insurance was measured at fair value on a recurring basis based on Level 2 inputs. The fair value of the Company-owned life insurance is determined by inputs that are readily available in public markets or can be derived from information available in publicly quoted markets. Additionally, the fair value of the Company-owned life insurance is marked to market each reporting period and any change in fair value is reflected in income for that period.

Our assets measured at fair value on a recurring basis at February 1, 2026 and February 2, 2025 were as follows:

	Fair value at February 1, 2026				Fair value at February 2, 2025
Description	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
				(In thousands)
Assets measured at fair value
Company-owned life insurance	$-	$30,422	$-	$30,422	$-	$29,238	$-	$29,238

NOTE 11 – LEASES

In fiscal 2020, we adopted Accounting Standards Codification Topic 842 Leases. See “Leases” under Note 1 for a discussion of our accounting policies and elections under Topic 842. The analysis below includes office space, warehousing facilities, showroom space, and office equipment related to our continuing operations. Leases and sub-leases associated with the discontinued operations of the PFC and SLF businesses, as well as the former Home Meridian segment, have been excluded for all periods presented.

We have a sub-lease at one of our warehouses and we recognized sub-lease income of $252,000 in fiscal 2026.

The components of lease cost and supplemental cash flow information for leases in fiscal 2026, 2025, and 2024 were:

	52 Weeks Ended	53 Weeks Ended	52 Weeks Ended
	February 1, 2026	February 2, 2025	January 28, 2024
Operating lease cost	$6,587	$6,648	$6,223
Variable lease cost	325	354	248
Short-term lease cost	193	325	399
Total operating lease cost	$7,105	$7,327	$6,870

Operating cash outflows	$6,956	$7,007	$6,360

The right-of-use assets and lease liabilities recorded on our Consolidated Balance Sheets as of February 1, 2026 and February 2, 2025 were:

	February 1, 2026	February 2, 2025
Real estate	$22,328	$38,329
Property and equipment	687	935
Total operating leases right-of-use assets	$23,015	$39,264

Current portion of operating lease liabilities	$5,445	$6,311
Long term operating lease liabilities	19,468	35,331
Total operating lease liabilities	$24,913	$41,642

The weighted-average discount rate is 4.91% at February 1, 2026. The weighted-average remaining lease term is 5.5 years.

The following table reconciles the undiscounted future lease payments for operating leases to the operating lease liabilities recorded in the consolidated balance sheet at February 1, 2026.

Fiscal Year	Undiscounted Future Operating Lease Payments
2027	$6,546
2028	4,685
2029	3,915
2030	3,881
2031	3,913
2032 and thereafter	5,833
Total lease payments	$28,773
Less: impact of discounting	(3,860)
Present value of lease payments	$24,913

As of February 1, 2026, the Company had an additional lease for an administrative office in High Point, North Carolina. This lease is expected to commence in April of calendar 2026 with an initial lease term of seven years and estimated future minimum rental commitments of approximately $2.2 million. Since the lease has not yet commenced, the undiscounted amounts are not included in the table above.

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

We incurred $480,000 in debt issuance costs in fiscal 2025 and an additional $118,000 in fiscal 2026 in connection with our term loans. As of February 1, 2026, unamortized loan costs of $476,000 were netted against the carrying value of our term loans on our consolidated balance sheets.

As of February 1, 2026, we had $3.6 million principal amount of outstanding loans and $3.6 million face amount of letters of credit. We had $62.8 million of Availability based on the current Borrowing Base. There were no additional borrowings outstanding under the Amended and Restated Loan Agreement as of February 1, 2026.

NOTE 13 – EMPLOYEE BENEFIT PLANS

Employee Savings Plans

We sponsor a tax-qualified 401(k) retirement plan covering substantially all employees. This plan assists employees in meeting their savings and retirement planning goals through employee salary deferrals and discretionary employer matching contributions. Our contributions to the plan amounted to $1.5 million in fiscal 2026 and $1.8 million in fiscal 2025 and 2024.

Executive Benefits

SRIP and SERP Overview

We maintain two “frozen” retirement plans, which are paying benefits and may include active employees among the participants but we do not expect to add participants to these plans in the future. The two plans include:

◾	a supplemental retirement income plan (“SRIP”) for certain former and current executives of Hooker Furnishings Corporation; and

◾	the Pulaski Furniture Corporation Supplemental Executive Retirement Plan (“SERP”) for certain former executives. This is excluded from the disposal group classified as held for sale.

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

Summarized SRIP and SERP information as of each fiscal year-end (the measurement date) is as follows:

	SRIP (Supplemental Retirement Income Plan)
	February 1,	February 2,
	2026	2025
Change in benefit obligation:
Beginning projected benefit obligation	$6,836	$7,371
Service cost	60	58
Interest cost	336	348
Benefits paid	(978)	(877)
Actuarial (gain)/ loss	124	(64)
Ending projected benefit obligation (funded status)	$6,378	$6,836

Accumulated benefit obligation	$6,378	$6,677

Discount rate used to value the ending benefit obligations:	5.30%	5.30%

Amount recognized in the consolidated balance sheets:
Current liabilities (Accrued salaries, wages and benefits line)	$912	$962
Non-current liabilities (Deferred compensation line)	5,466	5,874
Total	$6,378	$6,836

	52 Weeks Ended	53 Weeks Ended	52 Weeks Ended
	February 1,	February 2,	January 28,
	2026	2025	2024
Net periodic benefit cost
Service cost	$60	$58	$58
Interest cost	336	348	364
Net (gain)/loss	(179)	(236)	(279)
Net periodic benefit cost	$217	$170	$143

Other changes recognized in accumulated other comprehensive income
Net loss / (gain) arising during period	124	(64)	(150)
Amortizations:
Gain (loss)	179	236	279
Total recognized in other comprehensive income	303	172	129

Total recognized in net periodic benefit cost and accumulated other comprehensive income	$520	$342	$272

Assumptions used to determine net periodic benefit cost:
Discount rate	5.30%	5.05%	4.85%
Increase in future compensation levels	4.00%	4.00%	4.00%

Estimated Future Benefit Payments:
Fiscal 2027	$912
Fiscal 2028	821
Fiscal 2029	809
Fiscal 2030	809
Fiscal 2031	809
Fiscal 2032 through fiscal 2036	2,981

For the SRIP, the discount rate used to determine the fiscal 2026 net periodic cost was 5.30%, based on the Mercer yield curve and the plan’s expected benefit payments. At February 1, 2026, combining the Mercer yield curve and the plan’s expected benefit payments resulted in a rate of 5.30%. This rate was used to value the ending benefit obligations.

At February 1, 2026, the actuarial loss related to the SRIP amounted to $124,000, net of tax of $30,000. At February 2, 2025, the actuarial gain related to the SRIP amounted to $64,000, net of tax of $15,000. At January 28, 2024, the actuarial gain related to the SRIP amounted to $150,000, net of tax of $41,000. The estimated actuarial gain that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the 2027 fiscal year is $192,000. There is no expected prior service (cost) or credit amortization.

	SERP (Supplemental Executive Retirement Plan)
	February 1,	February 2,
	2026	2025
Change in benefit obligation:
Beginning projected benefit obligation	$1,137	$1,224
Service cost	-	-
Interest cost	57	56
Benefits paid	(158)	(171)
Actuarial (gain)/loss	76	28
Ending projected benefit obligation (funded status)	$1,112	$1,137

Accumulated benefit obligation	$1,112	$1,137

Discount rate used to value the ending benefit obligations:	4.90%	5.40%

Amount recognized in the consolidated balance sheets:
Current liabilities (Accrued salaries, wages and benefits line)	$154	$155
Non-current liabilities (Deferred compensation line)	958	982
Total	$1,112	$1,137

	52 Weeks Ended	53 Weeks Ended	52 Weeks Ended
	February 1,	February 2,	January 28,
	2026	2025	2024
Net periodic benefit cost
Service cost	$-	$-	$-
Interest cost	57	56	57
Net gain	(10)	(12)	(15)
Net periodic benefit cost	$47	$44	$42

Other changes recognized in accumulated other comprehensive income
Net (gain)/loss arising during period	76	28	29
Amortizations:
Gain (Loss)	10	12	15
Total recognized in other comprehensive income	86	40	44

Total recognized in net periodic benefit cost and accumulated other comprehensive income	$133	$84	$86

Assumptions used to determine net periodic benefit cost:
Discount rate	5.40%	4.90%	4.70%
Increase in future compensation levels	N/A	N/A	N/A

Estimated Future Benefit Payments:
Fiscal 2027	$154
Fiscal 2028	146
Fiscal 2029	138
Fiscal 2030	129
Fiscal 2031	119
Fiscal 2032 through fiscal 2036	448

For the SERP, the discount rate assumption used to measure the projected benefit obligations is set by reference to a certain hypothetical AA-rated corporate bond spot-rate yield curve constructed by our actuary, Aon (“Aon”) and the plan’s projected cash flows, rounded to the nearest 10 bps. At February 1, 2026, combining the Aon AA Above Median yield curve and the plan’s expected benefit payments created a rate of 4.9%. This rate was used to value the ending benefit obligations. At February 2, 2025, combining the Aon AA Above Median yield curve and the plan’s expected benefit payments created a rate of 5.40%. This rate was used to determine the fiscal 2026 net periodic cost.

At February 1, 2026 and February 2, 2025, the actuarial loss related to the SERP was $76,000 and $28,000, respectively.

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

Share-based compensation expense related to restricted stock, RSU and PSU is included in the selling and administrative expenses on the consolidated statements of operations. The following tables summarize stock awards activity, including the number and weighted-average grant-date fair value, compensation expense recognized, unrecognized compensation expenses, and weighted-average vesting periods of the unvested shares for each grant as of February 1, 2026 (values are in thousands; number of shares and per-share amounts are in whole numbers):

	Time-based Restricted Stock		Time-Based RSU		Performance-Based PSU
	Number of Shares	Weighted-Average Grant Date Fair Value per share	Number of Shares	Weighted-Average Grant Date Fair Value per share	Number of Shares	Weighted-Average Grant Date Fair Value per share
Awards outstanding at January 29, 2023	132,304	19.33	37,765	19.79	63,204	23.20
Granted	101,685	18.43	18,676	16.19	45,552	18.73
Vested	(46,244)	15.71	(9,052)	12.01	-	-
Forfeited	(5,960)	21.36	-	-	(16,479)	37.20
Awards outstanding at January 28, 2024	181,785	19.68	47,389	19.86	92,277	18.49
Granted	68,413	18.30	39,644	21.77	39,644	17.15
Vested	(61,182)	21.69	(21,987)	25.16	-	-
Assumed	-	-	-	-	(8,313)	**
Forfeited	(37,599)	19.42	(9,322)	20.47	(64,633)	18.19
Awards outstanding at February 2, 2025	151,417	$18.30	55,724	$19.05	58,975	$17.94
Granted	95,728	10.51	60,498	13.05	60,499	13.05
Vested	(68,784)	16.74	(23,133)	18.36	-	-
Forfeited	(38,577)	15.27	(14,180)	15.64	(43,390)	17.41
Awards outstanding at February 1, 2026	139,784	$14.57	78,909	$15.27	76,084	$14.35

	52 week ended February 1, 2026	53 week ended February 2, 2025	52 week ended January 28, 2024
Time-based Restricted Stock
Grant date fair value of awards vested	$1,152	$1,327	$727
Stock based compensation expense	800	1,121	1,398

Time-based RSU
Grant date fair value of awards vested	425	553	109
Stock based compensation expense	457	472	304

Performance-based PSU
Grant date fair value of awards vested	-	-	-
Stock based compensation expense	$(150)	$(239)	$160

As of	February 1, 2026	February 2, 2025	January 28, 2024
Time-based Restricted Stock
Unrecognized compensation cost	$723	$1,106	$1,705
Weighted-average remaining period	1.5	1.6	1.7

Time-based RSU
Unrecognized compensation cost	$666	$556	$355
Weighted-average remaining period	1.8	2.0	1.7

Performance-based PSU
Unrecognized compensation cost	$630	$394	$853
Weighted-average remaining period	1.9	1.5	1.7

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

We expect to continue to grant these types of awards annually in the future. The following table sets forth the number of outstanding restricted stock awards and RSUs and PSUs, net of forfeitures and vested shares, as of the fiscal period-end dates indicated:

	February 1,	February 2,	January 28,
	2026	2025	2024

Restricted shares	139,784	151,417	181,785
RSUs and PSUs	154,995	114,700	139,666
	294,779	266,117	321,451

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

The following table sets forth the computation of basic and diluted earnings per share:

	52 Weeks Ended	53 Weeks Ended	52 Weeks Ended
	February 1,	February 2,	January 28,
	2026	2025	2024

Net (loss) / income from continuing operations	$(12,779)	$(6,166)	$12,346
Less: Unvested participating restricted stock dividends	116	159	153
Net earnings allocated to unvested participating restricted stock	-	-	156
(Loss) / Earnings from continuing operations available for common shareholders	(12,895)	(6,325)	12,037
(Loss) / Earnings from discontinued operations available for common shareholders	(14,188)	(6,341)	(2,481)
(Loss) / Earnings available for common shareholders	$(27,083)	$(12,666)	$9,556

Weighted average shares outstanding for basic earnings per share	10,606	10,525	10,684
Dilutive effect of unvested restricted stock, RSU and PSU awards	*	*	154
Weighted average shares outstanding for diluted earnings per share	10,606	10,525	10,838

Basic (loss) / earnings from continuing operations per share	$(1.20)	$(0.59)	$1.15
Basic (loss) / earnings from discontinued operations per share	(1.34)	(0.60)	(0.24)
Basic (loss) / earnings per share	$(2.54)	$(1.19)	$0.91

Diluted (loss) / earnings from continuing operations per share	$(1.20)	$(0.59)	$1.15
Diluted (loss) / earnings from discontinued operations per share	(1.34)	(0.60)	(0.24)
Diluted (loss) / earnings per share	$(2.54)	$(1.19)	$0.91

*	Due to net loss in fiscal 2026 and 2025, approximately 128,000 and 186,000 shares, respectively, would have been antidilutive and are therefore excluded from the calculation of earnings per share.

NOTE 16 – INCOME TAXES

Our provision for income taxes was as follows for the periods indicated:

	52 Weeks Ended	53 Weeks Ended	52 Weeks Ended
	February 1,	February 2,	January 28,
	2026	2025	2024
Current expense
Federal	$-	$-	$6
Foreign	15	41	47
State	18	42	-
Total current expense	33	83	53

Deferred taxes
Federal	(3,463)	(1,852)	2,887
State	(824)	(133)	416
Total deferred taxes	(4,287)	(1,985)	3,303
Income tax (benefit)/expense	$(4,254)	$(1,902)	$3,356

Total tax benefit for fiscal 2026 was $8.9 million, of which $4.3 million benefit was allocated to continuing operations, $4.5 million benefit was allocated to discontinued operations, and $94,000 tax benefit was allocated to other comprehensive income.

Total tax benefit for fiscal 2025 was $4.0 million, of which $1.9 million benefit was allocated to continuing operations, $2.0 million benefit was allocated to discontinued operations, and $51,000 tax benefit was allocated to other comprehensive income.

Total tax expense for fiscal 2024 was $2.6 million, of which $3.4 million expense was allocated to continuing operations, $.8 million benefit allocated to discontinued operations, and $41,000 tax benefit was allocated to other comprehensive income.

The effective income tax rate differed from the federal statutory tax rate as follows for the periods indicated:

	52 Weeks Ended		53 Weeks Ended		52 Weeks Ended
	February 1,		February 2,		January 28,
	2026		2025		2024
	Amounts	Percentages	Amounts	Percentages	Amounts	Percentages
Income taxes at statutory rate	$(3,575)	21.0%	$(1,694)	21.0%	$3,297	21.0%
State taxes, net of federal benefit	(637)	3.7%	(72)	0.9%	328	2.1%
Foreign taxes	16	-0.1%	41	-0.5%	47	0.3%
Tax credits	(32)	0.2%	(51)	0.6%	(75)	-0.5%
Nontaxable or nondeductible items:
Officer’s life insurance	(279)	1.6%	(255)	3.2%	(207)	-1.3%
Nondeductible meals and entertainment	67	-0.4%	111	-1.4%	117	0.8%
Stock compensation	150	-0.9%	90	-1.1%	(28)	-0.2%
Other	(52)	0.3%	(79)	1.0%	(121)	-0.8%
Change in valuation allowance	90	-0.5%	7	-0.1%	8	0.1%
Other	(1)	0.1%	-	0.0%	(10)	-0.1%
Effective income tax rate	(4,254)	25.0%	(1,902)	23.6%	3,356	21.4%

State and local income taxes in California and Virginia comprise the majority of the domestic state and local taxes, net of federal category, for all years. All of the foreign taxes relate to China for all years.

In fiscal year 2026, income taxes paid (net of refunds) were ($445,000), including ($491,000) for federal, $16,000 for foreign (China) and $30,000 for state. All of the state tax is for Texas.

In fiscal year 2025, income taxes paid (net of refunds) were ($2.4 million), including ($2.2 million) for federal, $41,000 for foreign (China) and ($288,000) for state. Included in state income taxes are ($124,000) for California and ($110,000) for Virginia.

In fiscal year 2024, income taxes paid (net of refunds) were $23,000, including none for federal, $47,000 for foreign (China) and ($25,000) for state. Included in state income taxes are ($58,000) for Georgia, $29,000 for Texas and $5,000 for Oregon.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities for the period indicated were:

	February 1,	February 2,
	2026	2025
Assets
Intangible assets	$9,079	$5,174
Deferred compensation	1,762	1,956
Allowance for bad debts	1,275	1,410
Employee benefits	803	924
Loss and credit carryover	16,022	11,687
Accrued liabilities	206	262
Deferred rent	555	819
Total deferred tax assets	29,702	22,232
Valuation allowance	(204)	(229)
	29,498	22,003
Liabilities
Inventories	2,628	4,175
Research and development costs	1,774	356
Property, plant and equipment	68	1,235
Other	87	180
Total deferred tax liabilities	4,557	5,946
Net deferred tax assets	$24,941	$16,057

At February 1, 2026 and February 2, 2025 our net deferred tax assets were $24.9 and $16.1 million, respectively. The decrease in the valuation allowance of $25,000 was due to additional foreign tax credit carryforward and a portion of state loss carryforwards. We expect to fully realize the benefit of the net deferred tax assets, after valuation allowance, in future periods when the amounts become deductible.

We have federal and state net operating loss carry forwards of $58.4 million and $41.2 million, respectively, which have various expiration dates beginning in fiscal 2039 through fiscal 2046, with all the federal and $20.9 million of state net operating loss carry forwards having an indefinite carry forward period. We have foreign tax credit carry forwards of $204,000 which expire beginning in fiscal 2029 through fiscal 2036. We also have charitable contribution carry forwards of $5.4 million, which expire in fiscal 2028 through fiscal 2031.

Current accounting standards prescribe a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The guidance also addresses de-recognition, classification, interest and penalties, accounting in interim periods and disclosure. We do not have unrecognized tax benefits as of February 1, 2026.

Tax years ending January 29, 2023 through February 1, 2026 remain subject to examination by federal and state taxing authorities.

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

For financial reporting purposes, we are organized into two reportable segments and “All Other”, which includes the remainder of our businesses:

◾	Hooker Branded, consisting of the operations of our imported Hooker Casegoods and Hooker Upholstery businesses;

◾	Domestic Upholstery, which includes the domestic upholstery manufacturing operations of Bradington-Young, HF Custom (formerly Sam Moore), Shenandoah Furniture and Sunset West; and

◾	All Other, consisting of intercompany eliminations and operating segments that are not individually reportable. Due to a change in the way management internally evaluates operating performance, beginning with the fiscal 2026 first quarter, Hooker Branded and Domestic Upholstery segments’ results now include all the sales of products formerly included in H Contract’s results. Fiscal 2025 results discussed below have been recast to reflect this change. Subsequent to the third quarter of fiscal 2026, the Company completed the divestiture of the Pulaski Furniture (“PFC”) and Samuel Lawrence (“SLF”) casegoods brands, formerly part of the Home Meridian segment. As the PFC and SLF businesses have been classified as discontinued operations, the remaining business does not qualify as a reportable segment, therefore, we combined them in “All Other” in accordance with ASC 280. The Home Meridian segment has been eliminated. The Samuel Lawrence Hospitality product line, along with the remaining Home Meridian businesses, has been reported within All Other.

The following table presents segment information for the periods, and as of the dates indicated. Prior-year information has been recast to reflect the changes in segments discussed above.

	52 Weeks Ended		53 Weeks Ended		52 Weeks Ended
	February 1, 2026		February 2, 2025		January 28, 2024
		% Net		% Net		% Net
Net Sales		Sales		Sales		Sales
Hooker Branded	$146,978	52.8%	$151,298	47.7%	$162,524	47.2%
Domestic Upholstery	111,177	40.0%	114,216	36.0%	126,827	36.8%
All Other	19,984	7.2%	51,843	16.3%	55,294	16.0%
Consolidated	$278,139	100%	$317,357	100%	$344,645	100%

Cost of Sales
Hooker Branded	$98,766	67.2%	$104,671	69.2%	$101,736	62.6%
Domestic Upholstery	90,816	81.7%	95,927	84.0%	102,779	81.0%
All Other	15,062	75.4%	38,623	74.5%	46,166	83.5%
Consolidated	$204,644	73.6%	$239,221	75.4%	$250,681	72.7%

Gross Profit/(Loss)
Hooker Branded	$48,212	32.8%	$46,627	30.8%	$60,788	37.4%
Domestic Upholstery	20,361	18.3%	18,289	16.0%	24,048	19.0%
All Other	4,922	24.6%	13,220	25.5%	9,128	16.5%
Consolidated	$73,495	26.4%	$78,136	24.6%	$93,964	27.3%

Selling and Administrative Expenses
Hooker Branded	$46,284	31.5%	$47,060	31.1%	$42,836	26.4%
Domestic Upholstery	20,021	18.0%	21,287	18.6%	20,582	16.2%
All Other	5,616	28.1%	15,476	29.9%	11,313	20.5%
Consolidated	$71,921	25.9%	$83,823	26.4%	$74,731	21.7%

Goodwill and Intangible assets impairment
Domestic Upholstery	$15,018	13.5%	$-	0.0%	$-	0.0%
All Other	558	2.8%	1,055	2.0%	-	0.0%
Consolidated	$15,576	5.6%	$1,055	0.3%	$-	0.0%

Intangible assets amortization
Domestic Upholstery	2,219	2.0%	$2,376	2.1%	$2,335	1.8%
All Other	243	1.2%	387	0.7%	481	0.9%
Consolidated	$2,462	0.9%	$2,763	0.9%	$2,816	0.8%

Operating (Loss) / Income
Hooker Branded	$1,928	1.3%	$(433)	-0.3%	$17,952	11.0%
Domestic Upholstery	(16,897)	-15.2%	(5,374)	-4.7%	1,131	0.9%
All Other	(1,495)	-7.5%	(3,698)	-7.1%	(2,666)	-4.8%
Consolidated	$(16,464)	-5.9%	$(9,505)	-3.0%	$16,417	4.8%

Other Income, net
Hooker Branded	$131	0.1%	$1,292	0.9%	$872	0.5%
Domestic Upholstery	(5)	0.0%	770	0.7%	2	0.0%
All Other	70	0.4%	649	1.3%	(16)	0.0%
Consolidated	$196	0.1%	$2,711	0.9%	$858	0.2%

Interest expense - Corporate	$765	0.3%	$1,274	0.4%	$1,573	0.5%

Income taxes - Corporate	$(4,254)	-1.5%	$(1,902)	-0.6%	$3,356	1.0%

Net (loss) / income from continuing operations - Corporate	$(12,779)	-4.6%	$(6,166)	-1.9%	$12,346	3.6%

Restructuring Costs
Hooker Branded	$1,301		$1,406		$-
Domestic Upholstery	511		639		-
All Other	235		2,011		-
Consolidated	$2,047		$4,056		$-

Capital Expenditures
Hooker Branded	2,464		1,438		4,186
Domestic Upholstery	281		1,515		860
All Other	418		121		192
Consolidated	$3,163		$3,074		$5,238
Depreciation & Amortization
Hooker Branded	2,223		2,254		2,268
Domestic Upholstery	4,012		4,279		3,972
All Other	829		1,219		1,423
Consolidated	$7,064		$7,752		$7,663

We recorded $2.0 million and $4.1 million in restructuring costs in fiscal 2026 and 2025, respectively, primarily related to severance and warehouse consolidation initiatives.

Within discontinued operations, we recorded restructuring costs of $3.9 million in fiscal 2026, including $2.4 million associated with the exit of the Savannah warehouse, which primarily supported the PFC and SLF businesses. These costs included fixed asset write-offs, inventory liquidation and relocation expenses, and severance. In connection with the divestiture, we recorded a $6.9 million valuation allowance. In addition, these businesses incurred approximately $1.0 million of bad debt expense related to a customer bankruptcy.

As of February 1, 2026, we had accrued restructuring charges of approximately $298,000. The balance is expected to be paid during the next 12 months. The restructuring costs were recorded under cost of sales and selling and administrative expenses in the statements of operations.

	As of February 1,		As of February 2,
	2026	%Total	2025	%Total
		Assets		Assets
Assets
Hooker Branded	$140,732	66.3%	$153,373	54.6%
Domestic Upholstery	55,083	25.9%	58,746	20.9%
All Other	16,507	7.8%	40,006	14.2%
Assets Held for Sale, net	-	0.0%	28,782	10.2%
Consolidated Assets	$212,322	100%	$280,907	100%
Consolidated Goodwill and Intangibles	13,569		33,035
Total Consolidated Assets	$225,891		$313,942

Sales by product type are as follows:

	Net Sales (in thousands)
	Fiscal
	2026		2025		2024
Casegoods	$140,639	51%	$159,562	50%	$160,046	46%
Upholstery	137,500	49%	157,795	50%	184,599	54%
	$278,139	100%	$317,357	100%	$344,645	100%

No significant long-lived assets were held outside the United States at either February 1, 2026 or February 2, 2025. International customers accounted for less than 2% of consolidated invoiced sales in fiscal 2026, 2025, and 2024. We define international sales as sales outside of the United States and Canada.

NOTE 18 – COMMITMENTS, CONTINGENCIES AND OFF-BALANCE SHEET ARRANGEMENTS

Commitments and Off-Balance Sheet Arrangements

We had letters of credit outstanding totaling $3.6 million on February 1, 2026. We utilize letters of credit to collateralize certain imported inventory purchases and certain insurance arrangements.

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

NOTE 19 – CONCENTRATIONS OF RISK

Imported Products Sourcing

We source imported products through multiple vendors, located in seven countries. Because of the large number and diverse nature of the foreign factories from which we can source our imported products, we have some flexibility in the placement of products in any particular factory or country.

Factories located in Vietnam are a critical resource for Hooker Furnishings. In fiscal 2026, imported products sourced from Vietnam accounted for 87% of our import purchases and our top five suppliers accounted for 69% of our fiscal 2026 import purchases. A disruption in our supply chain from Vietnam could significantly impact our ability to fill customer orders for products manufactured at that factory or in that country.

Raw Materials Sourcing for Domestic Upholstery Manufacturing

Our five largest domestic upholstery suppliers accounted for 30% of our raw materials supply purchases for domestic upholstered furniture manufacturing operations in fiscal 2026. One supplier accounted for 8% of our raw material purchases in fiscal 2026. Should disruptions with these suppliers occur, we believe we could successfully source these products from other suppliers without significant disruption to our operations.

Concentration of Sales and Accounts Receivable

One customer accounted for approximately 9% of our consolidated sales in fiscal 2026. Our top five customers accounted for 26% of our fiscal 2026 consolidated sales. The loss of any one or more of these customers could adversely affect our earnings, financial condition and liquidity. At February 1, 2026, 23% of our consolidated accounts receivable is concentrated in our top five customers.

NOTE 20 - RELATED PARTY TRANSACTIONS

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

NOTE 21 - SUBSEQUENT EVENTS

Cash Dividend

On March 5, 2026, our Board of Directors declared a quarterly cash dividend of $0.115 per share, payable on March 31, 2026 to shareholders of record at March 16, 2026.