Form 10-Q
period 2026-05-03
HOOKER FURNISHINGS Corp
filed 2026-06-12
CIK 1077688

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended May 3, 2026

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

As of June 5, 2026, there were 10,741,650 shares of the registrant’s common stock outstanding.

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

HOOKER FURNISHINGS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	May 3,
	2026	February 1,
As of	(unaudited)	2026
Assets
Current assets
Cash and cash equivalents	$10,618	$1,112
Trade accounts receivable, net	30,933	37,786
Inventories	45,032	48,684
Income tax recoverable	-	30
Prepaid expenses and other current assets	5,269	5,283
Total current assets	91,852	92,895
Property, plant and equipment, net	22,208	25,207
Cash surrender value of life insurance policies	31,291	30,422
Deferred taxes	24,767	24,941
Operating leases right-of-use assets	21,653	23,015
Intangible assets, net	12,449	12,994
Goodwill	575	575
Other assets	18,422	15,842
Total non-current assets	131,365	132,996
Total assets	$223,217	$225,891

Liabilities and Shareholders’ Equity
Current liabilities
Trade accounts payable	$12,113	$11,002
Accrued salaries, wages and benefits	4,666	3,730
Accrued income taxes	158	42
Customer deposits	5,151	5,291
Current portion of operating lease liabilities	5,359	5,445
Other accrued expenses	2,320	2,083
Total current liabilities	29,767	27,593
Long term debt	-	3,223
Deferred compensation	6,149	6,365
Operating lease liabilities	18,207	19,468
Total long-term liabilities	24,356	29,056
Total liabilities	54,123	56,649

Shareholders’ equity
Common stock, no par value, 20,000 shares authorized,10,770 and 10,764 shares issued and outstanding on each date	51,479	51,361
Retained earnings	117,352	117,603
Accumulated other comprehensive income	263	278
Total shareholders’ equity	169,094	169,242
Total liabilities and shareholders’ equity	$223,217	$225,891

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

HOOKER FURNISHINGS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	For the
	Thirteen Weeks Ended
	May 3,	May 4,
	2026	2025

Net sales	$69,452	$71,184

Cost of sales	48,860	53,249

Gross profit	20,592	17,935

Selling and administrative expenses	18,469	17,766
Intangible asset amortization	545	667

Operating income / (loss)	1,578	(498)

Other (expense) / income	(70)	98
Interest expense, net	121	378

Income / (Loss) from continuing operations before income taxes	1,387	(778)

Income tax expense / (benefit)	326	(164)

Net income / (loss) from continuing operations	1,061	(614)

Net income / (loss) from discontinued operations, net of taxes	-	(2,438)

Net income / (loss)	$1,061	$(3,052)

Basic:
Earnings / (Loss) from continuing operations per share	$0.10	$(0.06)
Earnings / (Loss) from discontinued operations per share	-	(0.23)
Basic earnings / (loss) per share	$0.10	$(0.29)

Diluted:
Earnings / (Loss) from continuing operations per share	$0.10	$(0.06)
Earnings / (Loss) from discontinued operations per share	-	(0.23)
Diluted loss per share	$0.10	$(0.29)

Weighted average shares outstanding:
Basic	10,644	10,563
Diluted	10,778	10,563

Cash dividends declared per share	$0.115	$0.23

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

HOOKER FURNISHINGS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME / (LOSS)

(In thousands)

(Unaudited)

	For the
	Thirteen Weeks Ended
	May 3,	May 4,
	2026	2025

Net income / (loss)	$1,061	$(3,052)
Other comprehensive income:
Actuarial adjustments	(19)	(45)
Income tax effect on adjustments	4	11
Adjustments to net periodic benefit cost	(15)	(34)

Total comprehensive income / (loss)	$1,046	$(3,086)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

HOOKER FURNISHINGS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the
	Thirteen Weeks Ended
	May 3,	May 4,
	2026	2025
Operating Activities:
Net income / (loss)	$1,061	$(3,052)
Less: Loss from discontinued operations, net of taxes	-	(2,438)

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,816	1,766
Deferred income tax expense / (benefit)	179	(1,052)
Noncash restricted stock and performance awards	155	357
Provision for / (benefit from) doubtful accounts and sales allowances	476	(247)
Gain on life insurance policies	(770)	(679)
(Gain) / loss on disposal of assets	(2)	15
Changes in assets and liabilities:
Trade accounts receivable	6,377	12,844
Inventories	3,651	5,312
Income tax recoverable	30	521
Prepaid expenses and other assets	(430)	(1,127)
Trade accounts payable	1,061	1,375
Accrued salaries, wages, and benefits	936	155
Accrued income taxes	116	242
Customer deposits	(140)	731
Operating lease assets and liabilities	14	77
Other accrued expenses	114	(270)
Deferred compensation	(235)	(190)
Net cash provided by operating activities	$14,409	$19,216

Investing Activities:
Purchases of property and equipment	(403)	(727)
Premiums paid on life insurance policies	(116)	(116)
Proceeds received on life insurance policies	540	-
Net cash provided by / (used in) investing activities	$21	$(843)

Financing Activities:
Proceeds from revolving credit facility	3,156	534
Payments for long-term loans	(6,730)	-
Cash dividends paid	(1,254)	(2,497)
Purchase and retirement of common stock	(96)	-
Debt issuance cost	-	(17)
Net cash used in financing activities	$(4,924)	$(1,980)

Discontinued Operations
Cash used in operating activities	-	(4,553)
Cash used in investing activities	-	(124)
Cash used in discontinued operations	$-	$(4,677)

Net increase in cash and cash equivalents	9,506	11,716
Cash and cash equivalents - beginning of year	1,112	6,295
Cash and cash equivalents - end of quarter	$10,618	$18,011

Supplemental schedule of cash flow information:
Interest paid, net	$6	$466
Income taxes paid / (refund), net	-	(475)

Supplemental schedule of noncash investing activities:
Increase / (Decrease) in lease liabilities arising from obtaining right-of-use assets	$-	$10
Increase in property and equipment through accrued purchases	50	30

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

HOOKER FURNISHINGS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands, except per share data)

(Unaudited)

				Accumulated
				Other	Total
	Common Stock		Retained	Comprehensive	Shareholders’
	Shares	Amount	Earnings	Income	Equity
Balance at February 2, 2025	10,703	$50,474	$153,336	$573	$204,383
Net loss for the 13 weeks ended May 4, 2025			(3,052)		(3,052)
Actuarial adjustments on defined benefit plan, net of tax of $11				(34)	(34)
Cash dividends paid and accrued ($0.23 per share)			(2,497)		(2,497)
Restricted stock grants, net of forfeitures	9	(212)			(212)
Restricted stock compensation cost		417			417
Performance-based restricted stock units cost		152			152
Balance at May 4, 2025	10,712	$50,831	$147,787	$539	$199,157

Balance at February 1, 2026	10,764	$51,361	$117,603	$278	$169,242
Net income for the 13 weeks ended May 3, 2026			1,061		1,061
Actuarial adjustments on defined benefit plan, net of tax of $4				(15)	(15)
Cash dividends paid and accrued ($0.115 per share)			(1,254)		(1,254)
Purchase and retirement of common stock	(8)	$(38)	(58)		(96)
Restricted stock grants, net of forfeitures	14	(351)			(351)
Restricted stock compensation cost		344			344
Performance-based restricted stock units cost		163			163
Balance at May 3, 2026	10,770	$51,479	$117,352	$263	$169,094

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

HOOKER FURNISHINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar and share amounts in tables, except per share amounts, in thousands unless otherwise indicated)

(Unaudited)

For the Thirteen Weeks Ended May 3, 2026

1. Preparation of Interim Financial Statements

The condensed consolidated financial statements of Hooker Furnishings Corporation and subsidiaries (referred to as “we,” “us,” “our,” “Hooker” or the “Company”) have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management these statements include all adjustments necessary for a fair statement of the results of all interim periods reported herein. All such adjustments are of a normal recurring nature. Certain information and footnote disclosures prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) are condensed or omitted pursuant to SEC rules and regulations. However, we believe that the disclosures made are adequate for a fair presentation of our results of operations and financial position. These financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in our annual report on Form 10-K for the fiscal year ended February 1, 2026 (“2026 Annual Report”). The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect both the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from our estimates. Operating results for the interim periods reported herein may not be indicative of the results expected for the fiscal year.

The financial statements contained herein are being filed as part of a quarterly report on Form 10-Q covering the 2027 fiscal year thirteen-week period (also referred to as “three months,” “three-month period,” “quarter,” “first quarter” or “quarterly period”) that began February 2, 2026 and ended May 3, 2026. This report discusses our results of operations for this period compared to the 2026 fiscal year thirteen-week period that began February 3, 2025 and ended May 4, 2025; and our financial condition as of May 3, 2026 compared to February 1, 2026.

References in these notes to the condensed consolidated financial statements of the Company to:

◾	the 2027 fiscal year and comparable terminology mean the fifty-two-week fiscal year that began February 2, 2026 and will end January 31, 2027; and

◾	the 2026 fiscal year and comparable terminology mean the fifty-two-week fiscal year that began February 3, 2025 and ended February 1, 2026.

2. Recently Adopted Accounting Policies

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

3. Discontinued Operations

During the third quarter of fiscal 2026, we determined that the Home Meridian segment no longer aligned with our long-term strategy to streamline our portfolio and enhance profitability by focusing on brands that generate consistent earnings. As a result, we initiated a process to sell two brands in the segment. On December 1, 2025, we entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with a buyer to sell the Company’s Pulaski Furniture (“PFC”) and Samuel Lawrence (“SLF”) casegoods brands, including specified assets and liabilities associated with those brands. We retain the Samuel Lawrence brand in connection with the operation of its hospitality business.

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

We believe this transaction represented a single disposal plan that constituted a strategic shift that materially affects our operations and financial results. Accordingly, the financial results of the PFC and SLF businesses are reflected in our consolidated financial statements as discontinued operations for all periods presented.

The following table represents summarized statements of operations information of carrying amounts of major classes of line items constituting pretax loss of discontinued operations included as part of discontinued operations for the first quarter of fiscal 2026:

	For the
	Thirteen Weeks Ended
	May 3,	May 4,
	2026	2025

Net sales	$-	$14,133

Cost of sales	-	12,850

Gross profit	-	1,283

Selling and administrative expenses	-	4,102
Trade name impairment charges	-	-
Intangible asset amortization	-	246
Other income items that are not major	-	(28)

Loss from discontinued operations before income taxes	-	(3,037)

Income tax benefit	-	(599)

Net loss from discontinued operations	-	(2,438)

The significant components included in our condensed consolidated statements of cash flows for the discontinued operations are as follows:

	For the
	Thirteen Weeks Ended
	May 3,	May 4,
	2026	2025
Operating Activities:
Loss from discontinued operations, net of tax	$-	$(2,438)
Depreciation and amortization	-	436
Changes in assets and liabilities:
Trade accounts receivable, net	-	6,004
Inventories	-	1,128
Trade accounts payable	-	(9,873)
Other assets and liabilities	-	190
Cash used in operating activities from discontinued operations	$-	$(4,553)

Investing Activities:
Purchase of properties and equipment	-	(124)
Cash used in investing activities from discontinued operations	$-	$(124)

4. Accounts Receivable

	May 3,	February 1,
	2026	2026

Gross accounts receivable	$36,445	$43,327
Customer allowances	(495)	(354)
Allowance for doubtful accounts	(5,017)	(5,187)
Trade accounts receivable	$30,933	$37,786

5. Inventories

	May 3,	February 1,
	2026	2026
Finished furniture	$57,813	$61,178
Furniture in process	1,652	1,497
Materials and supplies	11,459	11,879
Inventories at FIFO	70,924	74,554
Reduction to LIFO basis	(25,892)	(25,870)
Inventories	$45,032	$48,684

6. Property, Plant and Equipment

	Depreciable Lives	May 3,	February 1,
	(In years)	2026	2026

Buildings and land improvements	15 - 30	$34,566	$34,566
Machinery and equipment	10	11,852	11,852
Computer software and hardware	3 - 10	8,265	8,286
Leasehold improvements	Term of lease	7,630	7,630
Furniture and fixtures	3 - 8	3,070	3,067
Other	5	701	701
Total depreciable property at cost		66,084	66,102
Less accumulated depreciation		(46,736)	(46,060)
Total depreciable property, net		19,348	20,042
Land		1,077	1,077
Construction-in-progress		1,783	4,088
Property, plant and equipment, net		$22,208	$25,207

7. Internal-Use Software

Our internal-use software includes our Enterprise Resource Planning (“ERP”) system across all divisions, as well as our new website and integrated B2B online marketplace, which was placed into service at the beginning of fiscal 2027. The gross carrying amount of capitalized implementation costs related to our cloud computing hosting arrangements increased by $2.7 million during the first quarter of fiscal 2027, primarily due to the reclassification of costs associated with our new digital platform from implementation costs in process upon being placed into service. Based on the provisions of ASU 2018-15, Intangibles — Goodwill and Other — Internal-Use Software, we capitalize implementation costs associated with hosting arrangements that are service contracts. These costs are recorded in “other noncurrent assets” of our condensed consolidated balance sheets. We amortize these costs on a straight-line basis over a 10-year term. The amortization expenses are recorded as a component of selling and administrative expenses in our condensed consolidated statements of operations.

No material implementation costs or interest expense were capitalized in fiscal 2027 first quarter. Implementation costs of $203,000 and interest expense of $62,000 were capitalized in fiscal 2026 first quarter. Amortization expenses of $533,000 and $368,000 were recorded in the first quarters of fiscal 2027 and 2026, respectively. The capitalized implementation costs at May 3, 2026 and February 1, 2026 were as follows:

	May 3, 2026		February 1, 2026
	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization
Implementation Costs	$20,192	$(3,472)	$17,479	$(2,963)
Interest Expenses	783	(73)	782	(49)

8. Fair Value Measurements

Fair value is the price that would be received upon the sale of an asset or paid upon the transfer of a liability (an exit price) in an orderly transaction between market participants on the applicable measurement date. We use a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include:

◾	Level 1, defined as observable inputs such as quoted prices in active markets for identical assets and liabilities;

◾	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and

◾	Level 3, defined as unobservable inputs for which little or no market data exists, therefore requiring an entity to develop its own assumptions.

As of May 3, 2026 and February 1, 2026, Company-owned life insurance was measured at fair value on a recurring basis based on Level 2 inputs. The fair value of the Company-owned life insurance is determined by inputs that are readily available in public markets or can be derived from information available in publicly quoted markets. Additionally, the fair value of the Company-owned life insurance is marked to market each reporting period and any change in fair value is reflected in income for that period.

Our assets measured at fair value on a recurring basis at May 3, 2026 and February 1, 2026, were as follows:

	Fair value at May 3, 2026				Fair value at February 1, 2026
Description	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets measured at fair value
Company-owned life insurance	$-	$31,291	$-	$31,291	$-	$30,422	$-	$30,422

9. Intangible Assets

Our intangible assets with indefinite lives consist of: goodwill related to the Shenandoah and BOBO Intriguing Objects acquisitions; and trademarks and tradenames related to the acquisitions of Bradington-Young, Home Meridian and BOBO Intriguing Objects. Our intangible assets with definite lives are recorded in the Domestic Upholstery segment, consisting of Shenandoah and Sunset West trade names and customer relations. Details of our intangible assets are as follows:

	May 3, 2026		February 1, 2026
	Gross carrying amount	Impairment / Accumulated Amortization	Gross carrying amount	Impairment / Accumulated Amortization
Intangible assets with indefinite lives:
Goodwill
Domestic Upholstery - Shenandoah *	490	-	490	-
All Other - BOBO Intriguing Objects	85	-	85	-
Goodwill	575	-	575	-

Trademarks and Trade names *	2,019	(1,114)	2,019	(1,114)

Intangible assets with definite lives:
Customer Relationships	23,601	(13,134)	23,601	(12,620)
Trademarks and Trade names	2,334	(1,256)	2,334	(1,225)
Intangible assets, net	27,954	(15,504)	27,954	(14,959)

*:	The amounts are net of impairment charges of $16.4 million related to Shenandoah goodwill; $14.5 million related to Sunset West goodwill; $5.7 million related to certain Home Meridian trade names unrelated to PFC and SLF, including $2.6 million recorded in fiscal 2021, $2.5 million recorded in fiscal 2025, and $558,000 recorded in fiscal 2026; and $556,000 related to the Bradington-Young trade name in the Domestic Upholstery segment.

Amortization expenses for intangible assets with definite lives were $545,000 and $667,000 for the first quarters of fiscal 2027 and 2026, respectively. For the remainder of fiscal 2027, amortization expense is expected to be approximately $1.6 million

10. Leases

We have operating leases for warehouses, showrooms, manufacturing facilities, offices and equipment. We recognized sublease income of $64,000 and $18,000 in the first quarters of fiscal 2027 and 2026, respectively.

The components of lease cost and supplemental cash flow information for leases for the first quarters of fiscal 2027 and 2026 were:

	Thirteen Weeks Ended
	May 3, 2026	May 4, 2025
Operating lease cost	$1,659	$2,172
Variable lease cost	79	88
Short-term lease cost	46	49
Total operating lease cost	$1,784	$2,309

Operating cash outflows	$1,769	$2,233

The right-of-use assets and lease liabilities recorded on our condensed consolidated balance sheets as of May 3, 2026 and February 1, 2026 were as follows:

	May 3, 2026	February 1, 2026
Real estate	$21,031	$22,328
Property and equipment	622	687
Total operating leases right-of-use assets	$21,653	$23,015

Current portion of operating lease liabilities	$5,359	$5,445
Long term operating lease liabilities	18,207	19,468
Total operating lease liabilities	$23,566	$24,913

The weighted-average discount rate is 4.97%. The weighted-average remaining lease term is 5.4 years as of May 3, 2026.

The following table reconciles the undiscounted future lease payments for operating leases to the operating lease liabilities recorded in the condensed consolidated balance sheets on May 3, 2026:

Undiscounted Future Operating Lease Payments
Remainder of fiscal 2027	$4,904
2028	4,685
2029	3,915
2030	3,881
2031	3,913
2032 and thereafter	5,833
Total lease payments	$27,131
Less: impact of discounting	(3,565)
Present value of lease payments	$23,566

As of February 1, 2026, the Company had an additional lease for an administrative office in High Point, North Carolina. This lease commenced in May of calendar 2026 with an initial lease term of seven years and estimated future minimum rental commitments of approximately $2.2 million. Since the lease had not commenced as of the quarter-end, the undiscounted amounts are not included in the table above.

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

The Amended and Restated Loan Agreement provides for a revolving credit facility in a committed principal amount of up to $70,000,000 (the “Revolving Commitment”), including subline of $8,000,000 for letters of credit, and an option to increase the Revolving Commitment by up to $30,000,000 upon meeting certain conditions, including agreement by BofA to increase the Revolving Commitment by such amount. Proceeds of loans and letters of credit under the Amended and Restated Loan Agreement will be available for general working capital and other corporate purposes of the Borrower.

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

We incurred $598,000 in previous fiscal years in debt issuance costs in connection with our term loans. As of May 3, 2026, unamortized loan costs of $444,000 were recorded in other assets on our condensed consolidated balance sheets.

As of May 3, 2026, there were no outstanding loans, other than $3.2 million face amount of letters of credit. We had $54.2 million of Availability based on the current Borrowing Base. There were no additional borrowings outstanding under the Amended and Restated Loan Agreement as of May 3, 2026.

12. Earnings Per Share

We refer you to the discussion of Earnings Per Share in Note 1. Summary of Significant Accounting Policies, in the financial statements included in our 2026 Annual Report, for additional information concerning the calculation of earnings per share (EPS).

All stock awards are designed to encourage retention and to provide an incentive for increasing shareholder value. We have issued restricted stock awards to non-employee members of the board of directors since 2006 and to certain non-executive employees since 2014. We have issued RSUs to certain senior executives since fiscal 2012 under the Company’s Stock Incentive Plan. Each RSU entitles an executive to receive one share of the Company’s common stock and vests in three equal annual installments, with one-third vesting at the end of each service period, if the executive remains continuously employed with the Company through the end of a three-year service period. The RSUs may be paid in shares of our common stock, cash or both at the discretion of the Compensation Committee of our board of directors. We have issued PSUs to certain senior executives since fiscal 2019 under the Company’s Stock Incentive Plan. Each PSU entitles the executive officer to receive one share of our common stock based on the achievement of two specified performance conditions if the executive officer remains continuously employed through the end of the three-year performance period, one target is the Company’s annual EPS growth over the performance period and the other target is the Company’s total shareholder return during the performance period compared to the Company’s peer group. The payout or settlement of the PSUs will be made in shares of our common stock.

We expect to continue to grant these types of awards annually in the future. The following table sets forth the number of outstanding restricted stock awards and RSUs and PSUs, net of forfeitures and vested shares, as of the fiscal period-end dates indicated:

	May 3,	February 1,
	2026	2026

Restricted shares	109	140
RSUs and PSUs	210	155
	319	295

All restricted shares, RSUs and PSUs awarded that have not yet vested are considered when computing diluted earnings per share.

During the fiscal 2027 first quarter, we purchased and retired 7,615 shares of our common stock (at an average price of $12.53 per share) under the $5 million share repurchase authorization approved by our board of directors in fiscal 2026, with approximately $4.9 million remaining available for future purchases under the authorization. These repurchases reduced our total outstanding shares and, consequently, reduced the weighted outstanding shares used in our calculation of earnings per share for the fiscal 2027 first quarter shown below.

The following table sets forth the computation of basic and diluted earnings per share:

	Thirteen Weeks Ended
	May 3,	May 4,
	2026	2025

Net income / (loss) from continuing operations	$1,061	$(614)
Less: Unvested participating restricted stock dividends	15	33
Net earnings allocated to unvested participating restricted stock	13	-
Earnings / (loss) from continuing operations available for common shareholders	1,033	(647)
Earnings / (loss) from discontinued operations available for common shareholders	-	(2,438)
Net earnings / (loss) available for common shareholders	1,033	(3,085)

Weighted average shares outstanding for basic earnings per share	10,644	10,563
Dilutive effect of unvested restricted stock, RSU and PSU awards	134	-
Weighted average shares outstanding for diluted earnings per share	10,778	10,563

Basic earnings / (loss) from continuing operations per share	$0.10	$(0.06)
Basic earnings / (loss) from discontinued operations per share	-	(0.23)
Basic earnings / (loss) per share	$0.10	$(0.29)

Diluted earnings / (loss) from continuing operations per share	$0.10	$(0.06)
Diluted earnings / (loss) from discontinued operations per share	-	(0.23)
Diluted earnings / (loss) per share	$0.10	$(0.29)

Due to net losses in the first quarter of fiscal 2026, approximately 133,000 shares would have been antidilutive and are therefore excluded from the calculation of earnings per share for such period.

13. Income Taxes

We recorded income tax expense of $326,000 and income tax benefits of $164,000 for the fiscal 2027 and fiscal 2026 first quarters from continuing operations, respectively, and tax benefits of $599,000 on the pretax loss from discontinued operations in fiscal 2026 first quarter. The consolidated effective tax rates for these periods were 23.5% and 21.1%, respectively. The increase in the effective tax rate for the current fiscal quarter was primarily due to relative impact of restricted stock compensation when compared to operating profits in the current year period and operating losses in the prior year period, as well as a change in valuation allowance recorded in the prior year period for a state loss carryforward.

No material and non-routine positions have been identified as uncertain tax positions.

Tax years ending January 28, 2024 through February 1, 2026 remain subject to examination by federal and state taxing authorities.

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

For financial reporting purposes, we are organized into two reportable segments and “All Other”, which includes the remainder of our businesses. The following tables present segment information for the periods, and as of the dates, indicated.

◾	Hooker Branded, consisting of the operations of our imported Hooker Casegoods and Hooker Upholstery businesses;

◾	Domestic Upholstery, which includes the domestic upholstery manufacturing operations of Bradington-Young, HF Custom (formerly Sam Moore), Shenandoah Furniture and Sunset West; and

◾	All Other, consisting of Samuel Lawrence Hospitality product line, intercompany eliminations and operating segments that are not individually reportable.

The following tables present segment information for the periods, and as of the dates, indicated.

	Thirteen Weeks Ended
	May 3, 2026		May 4, 2025
Net Sales		% Net Sales		% Net Sales
Hooker Branded	$35,329	50.9%	$37,108	52.1%
Domestic Upholstery	28,355	40.8%	28,913	40.6%
All Other	5,768	8.3%	5,163	7.3%
Consolidated	$69,452	100%	$71,184	100%

Cost of Sales
Hooker Branded	$21,412	60.6%	$26,045	70.2%
Domestic Upholstery	23,389	82.5%	23,633	81.7%
All Other	4,059	70.4%	3,571	69.2%
Consolidated	$48,860	70.4%	$53,249	74.8%

Gross Profit
Hooker Branded	$13,918	39.4%	$11,065	29.8%
Domestic Upholstery	4,965	17.5%	5,280	18.3%
All Other	1,709	29.6%	1,590	30.8%
Consolidated	$20,592	29.6%	$17,935	25.2%

Selling and Administrative Expenses
Hooker Branded	$12,711	36.0%	$11,037	29.7%
Domestic Upholstery	5,110	18.0%	5,290	18.3%
All Other	648	11.2%	1,439	27.9%
Consolidated	$18,469	26.6%	$17,766	25.0%

Intangible Asset Amortization
Domestic Upholstery	545	1.9%	$586	2.0%
All Other	-	0.0%	81	1.6%
Consolidated	$545	0.8%	$667	0.9%

Operating Income / (Loss)
Hooker Branded	$1,206	3.4%	$27	0.1%
Domestic Upholstery	(689)	-2.4%	(595)	-2.1%
All Other	1,061	18.4%	70	1.4%
Consolidated	$1,578	2.3%	$(498)	-0.7%

Other (Expense) / Income
Hooker Branded	$(59)	-0.2%	$81	0.2%
Domestic Upholstery	-	0.0%	-	0.0%
All Other	(11)	-0.2%	17	0.3%
Consolidated	$(70)	-0.1%	$98	0.1%

Interest expense - Corporate	$121	0.2%	$378	0.5%

Income tax expense / (benefit) - Corporate	$326	0.5%	$(164)	-0.2%

Net income / (loss) from continuing operations - Corporate	$1,061	1.5%	$(614)	-0.9%

	Thirteen Weeks Ended
	May 3, 2026	May 4, 2025
Restructuring Costs
Hooker Branded	$5	$127
Domestic Upholstery	114	113
All Other	5	40
Consolidated	$124	$280

Capital Expenditures
Hooker Branded	$336	$675
Domestic Upholstery	67	42
All Other	-	10
Consolidated	$403	$727

Depreciation & Amortization
Hooker Branded	$711	$532
Domestic Upholstery	1,016	1,037
All Other	89	197
Consolidated	$1,816	$1,766

We recorded $124,000 and $280,000 in restructuring costs in the first quarter of fiscal 2027 and fiscal 2026, respectively, primarily related to severance. As of May 3, 2026 and February 1, 2026, we had accrued restructuring charges of approximately $211,000 and $298,000, respectively. The balance as of May 3, 2026 is expected to be paid during the next 12 months. The restructuring costs were recorded under cost of sales and selling and administrative expenses in the condensed consolidated statements of operations.

	As of May 3, 2026	%Total	As of February 1, 2026	%Total
		Assets		Assets
Assets
Hooker Branded	$147,722	70.3%	$140,732	66.3%
Domestic Upholstery	53,115	25.3%	55,083	25.9%
All Other	9,356	4.4%	16,507	7.8%
Consolidated Assets	$210,193	100%	$212,322	100%
Consolidated Goodwill and Intangibles	13,024		13,569
Total Consolidated Assets	$223,217		$225,891

Sales by product type are as follows:

	Net Sales (in thousands)
	Thirteen Weeks Ended
	May 3, 2026	%Total	May 4, 2025	%Total
Casegoods	$35,449	51%	$34,499	48%
Upholstery	34,003	49%	36,685	52%
	$69,452	100%	$71,184	100%

15. Subsequent Events

Dividends

On June 9, 2026, our board of directors declared a quarterly cash dividend of $0.115 per share which will be paid on June 30, 2026 to shareholders of record at June 19, 2026.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

All references to the “Company,” “we,” “us” and “our” in this document refer to Hooker Furnishings Corporation and its consolidated subsidiaries, unless specifically referring to segment information. The Hooker Branded segment includes Hooker Casegoods and Hooker Upholstery. The Domestic Upholstery segment includes Bradington-Young, HF Custom (formerly Sam Moore), Shenandoah Furniture and Sunset West. “All Other” includes Samuel Lawrence Hospitality product line, intercompany eliminations and operating segments that are not individually reportable.

Forward-Looking Statements

Certain statements made in this report, including statements under Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in the notes to the condensed consolidated financial statements included in this report, are not based on historical facts, but are forward-looking statements. These statements reflect our reasonable judgment with respect to future events and typically can be identified by the use of forward-looking terminology such as “believes,” “expects,” “projects,” “intends,” “plans,” “may,” “will,” “should,” “would,” “could,” or “anticipates,” or the negatives thereof, or other variations thereof, or comparable terminology, or by discussions of strategy. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Those risks and uncertainties include but are not limited to:

(1) adverse political acts or developments affecting the international markets from which we import products and certain components used in our Domestic Upholstery segment, including the imposition of duties or tariffs by the U.S. or foreign governments, such as the tariffs under Section 301, antidumping and countervailing duty orders on raw materials like timber and lumber, the potential for additional or higher reciprocal tariffs on imports from key sourcing countries, uncertainty regarding tariff refunds, and other trade restrictions, could affect our supply chain and increase our costs, and adversely affect our sales, earnings, and liquidity;

(2) general economic or business conditions, both domestically and internationally, including the current macroeconomic uncertainties and challenges to the retail environment for home furnishings along with instability in the financial and credit markets, in part due to elevated interest rates and housing market volatility, which can affect consumer discretionary spending, existing home sales, and demand for home furnishings, including their potential impact on (i) our sales, operating costs and access to financing, (ii) our customers, and (iii) our suppliers and their ability to obtain financing or generate the cash necessary to conduct their respective businesses;

(3) the impairment of our long-lived assets, which can result in reduced earnings and net worth;

(4) the cyclical nature of the furniture industry, which is particularly sensitive to changes in consumer confidence, the amount of consumers’ income available for discretionary purchases, and the availability and terms of consumer credit;

(5) achieving and managing growth and change, and the risks associated with new business lines including the Margaritaville launch, acquisitions, the selection of suitable acquisition targets, restructurings, strategic alliances and international operations;

(6) risks associated with the ultimate outcome of our cost reduction efforts, including the amounts and timing of savings realized and the ability to scale the business appropriately as customer demand increases or decreases based on the macroeconomic environment;

(7) risks associated with our reliance on offshore sourcing and the cost of imported goods, including fluctuation in the prices of purchased finished goods, customs issues, tariffs, freight and fuel costs, including the price and availability of shipping containers, ocean vessels, domestic trucking, and warehousing costs and the risk that a disruption in our supply chain or the transportation and handling industries, including labor stoppages, strikes, slowdowns, or geopolitical conflicts or instability affecting key global shipping routes and our suppliers, could adversely affect our ability to timely fulfill customer orders;

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

Also, our business is subject to significant risks and uncertainties, any of which can adversely affect our business, results of operations, financial condition or future prospects. For a discussion of risks and uncertainties that we face, see the Forward-Looking Statements detailed above and Item 1A, “Risk Factors” in our 2026 Annual Report.

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

Quarterly Reporting

This quarterly report on Form 10-Q includes our unaudited condensed consolidated financial statements for the 2027 fiscal year thirteen-week period (also referred to as “three months,” “three-month period,” “quarter,” “first quarter” or “quarterly period”) that began February 2, 2026 and ended May 3, 2026. This report discusses our results of operations for this period compared to the 2026 fiscal year thirteen-week period that began February 3, 2025 and ended May 4, 2025; and our financial condition as of May 3, 2026 compared to February 1, 2026.

References in this report to:

◾	the 2027 fiscal year and comparable terminology mean the fiscal year that began February 2, 2026, and will end January 31, 2027; and

◾	the 2026 fiscal year and comparable terminology mean the fiscal year that began February 3, 2025, and ended February 1, 2026.

Dollar amounts presented in the tables below are in thousands except for per share data.

The following discussion should be read in conjunction with the condensed consolidated financial statements, including the related notes, contained elsewhere in this quarterly report. We also encourage users of this report to familiarize themselves with all our recent public filings made with the SEC, especially our 2026 Annual Report. Our 2026 Annual Report contains critical information regarding known risks and uncertainties that we face, critical accounting policies and information on commitments and contractual obligations that are not reflected in our condensed consolidated financial statements, as well as a more thorough and detailed discussion of our corporate strategy and new business initiatives.

Our 2026 Annual Report and other public filings made with the SEC are available, without charge, at www.sec.gov and at http://investors.hookerfurnishings.com.

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

At May 3, 2026, our backlog of unshipped orders was as follows:

	Order Backlog
	(Dollars in 000s)
Reporting Segment	May 3, 2026	February 1, 2026	May 4, 2025

Hooker Branded	$17,491	$16,490	$13,479
Domestic Upholstery	19,952	19,557	19,401
All Other	1,692	7,807	4,563

Consolidated	$39,135	$43,854	$37,443

Consolidated backlog at the end of the first quarter of fiscal 2027 increased 4.5% compared to the prior-year first quarter. The increase was primarily driven by higher backlog in Hooker Branded. Domestic Upholstery backlog increased modestly compared to both the prior-year first quarter and fiscal 2026 year-end, driven by higher private label orders. All Other backlog decreased significantly compared to both periods, primarily due to large hospitality shipments during the current quarter and the project-based nature of the hospitality business.

Executive Summary

Despite continued weakness in the housing market, soft furniture and home furnishings retail sales, and persistent macroeconomic challenges, the Company generated operating income of $1.6 million in the first quarter of fiscal 2027, compared to an operating loss of $498,000 in the prior-year period. This $2.1 million improvement was achieved despite a 2.4% decrease in consolidated net sales and reflects the impact of improved gross margin and cost-reduction initiatives implemented in prior periods, and the Company’s progress toward becoming a leaner, higher-margin business with a lower break-even point.

Consolidated net sales decreased $1.7 million, or 2.4%, in the first quarter of fiscal 2027 due to lower sales in Hooker Branded and Domestic Upholstery, partially offset by higher shipments in the All Other hospitality business. Despite a decrease in net sales, consolidated gross profit increased $2.7 million and gross margin improved 440 basis points, primarily driven by improved profitability in Hooker Branded. The Company generated operating income of $1.6 million for the quarter, driven by operating income in Hooker Branded and All Other, partially offset by an operating loss in Domestic Upholstery. Consolidated net income from continuing operations was $1.1 million, or $0.10 per diluted share.

In addition to improved profitability, the Company significantly improved its liquidity and financial flexibility during the quarter. Cash and cash equivalents increased to $10.6 million at quarter-end, with no outstanding term loan balance, compared to $1.1 million of cash and $3.6 million outstanding under the term loan at prior fiscal year-end. In April 2026, the Company began repurchasing shares under its previously authorized $5 million share repurchase program.

Tariff Update

In February 2026, the U.S. Supreme Court ruled that certain tariffs imposed under the International Emergency Economic Powers Act (“IEEPA”) were not authorized by statute. In March 2026, the U.S. Court of International Trade directed U.S. Customs and Border Protection to implement a process for refunding previously collected duties.

During the fiscal 2027 first quarter, the Company submitted refund claims totaling approximately $8 million. Due to uncertainty regarding the ultimate recoverability, timing and amount of any refunds, the Company did not recognize a receivable or any reduction of cost of sales or inventory related to these claims in its unaudited condensed consolidated financial statements for the first quarter of fiscal 2027. Under U.S. GAAP, the Company is applying a gain contingency model to evaluate potential tariff refunds, recognizing such amounts only when recovery is realized or realizable. The Company continues to monitor the recoverability of potential tariff refunds and the potential impact of any new or additional tariffs imposed under other legal authorities.

Our fiscal 2027 first quarter performance is discussed in greater detail below under “Results of Operations – Continuing Operations” and “Results of Operations – Discontinued Operations”.

Results of Operations – Continuing Operations

The following table sets forth the percentage relationship to net sales of certain items included in the condensed consolidated statements of income included in this report.

	Thirteen Weeks Ended
	May 3,	May 4,
	2026	2025
Net sales	100%	100%
Cost of sales	70.4	74.8
Gross profit	29.6	25.2
Selling and administrative expenses	26.6	25.0
Intangible asset amortization	0.8	0.9
Operating income / (loss)	2.3	(0.7)
Other (expense) / income	(0.1)	0.1
Interest expense	0.2	0.5
Income / (Loss) from continuing operations before income taxes	2.0	(1.1)
Income tax expense / (benefit)	0.5	(0.2)
Net income / (loss) from continuing operations	1.5	(0.9)

Fiscal 2027 First Quarter Compared to Fiscal 2026 First Quarter

	Net Sales
	Thirteen Weeks Ended
	May 3, 2026		May 4, 2025
		% Net Sales		% Net Sales	$ Change	% Change
Hooker Branded	$35,329	50.9%	$37,108	52.1%	$(1,779)	-4.8%
Domestic Upholstery	28,355	40.8%	28,913	40.6%	(558)	-1.9%
All Other	5,768	8.3%	5,163	7.3%	605	11.7%
Consolidated	$69,452	100%	$71,184	100%	$(1,732)	-2.4%

Unit Volume	FY27 Q1 vs. FY26 Q1 Change	Average Selling Price (“ASP”)	FY27 Q1 vs. FY26 Q1 Change

Hooker Branded	-20.0%	Hooker Branded	15.9%
Domestic Upholstery	-6.2%	Domestic Upholstery	4.0%
All Other	161.3%	All Other	-52.2%
Consolidated	4.7%	Consolidated	-7.6%

Consolidated net sales decreased $1.7 million, or 2.4%, in the first quarter of fiscal 2027, driven primarily by lower net sales at Hooker Branded and, to a lesser extent, Domestic Upholstery. These decreases were partially offset by increased net sales in All Other, primarily due to significantly higher shipments during the quarter.

◾	The Hooker Branded segment’s net sales decreased $1.8 million, or 4.8%, in the first quarter of fiscal 2027, driven by lower unit volume, partially offset by higher average selling prices resulting from price increases implemented to mitigate higher product costs and tariffs. Approximately 70% of the net sales decrease was attributable to the imported upholstery line, primarily due to inventory constraints, including lower in-stock positions, production delays, product mix transitions and softer retail demand. The casegoods line also experienced production delays earlier in the year, which improved by the end of the quarter.

◾	The Domestic Upholstery segment’s net sales decreased $558,000, or 1.9%, in the first quarter of fiscal 2027. Results varied by division, with a 28% increase in private-label sales, supported by strong incoming orders that began in the prior fiscal year, and flat net sales in custom fabric upholstery. These results were more than offset by a 35% sales decrease in upscale leather furniture and a slight decrease in the outdoor furnishings business.

◾	All Other net sales increased $605,000, or 11.7%, in the first quarter of fiscal 2027, primarily driven by a sales increase of more than 20% in the hospitality business due to higher shipments during the current quarter. Net sales in the project-based business vary based on the timing of shipments, which may cause fluctuations between periods.

	Gross Profit and Margin
	Thirteen Weeks Ended
	May 3, 2026		May 4, 2025
		% Net Sales		% Net Sales	$ Change	%Change
Hooker Branded	$13,918	39.4%	$11,065	29.8%	$2,853	25.8%
Domestic Upholstery	4,965	17.5%	5,280	18.3%	(315)	-6.0%
All Other	1,709	29.6%	1,590	30.8%	119	7.5%
Consolidated	$20,592	29.6%	$17,935	25.2%	$2,657	14.8%

Consolidated gross profit exceeded prior-year period by $2.7 million or 440 basis points, driven by a significant increase at Hooker Branded.

◾	The Hooker Branded segment’s gross profit increased $2.9 million in the first quarter of fiscal 2027, and gross margin increased 960 basis points, despite a 4.8% decrease in net sales. The increases in gross profit and margin were primarily attributable to higher average selling prices. The increase was partially offset by warehousing and distribution expenses, which increased by 90 basis points compared to the prior-year quarter, primarily due to costs associated with the Company’s Vietnam warehouse, which was launched during the second quarter of last year and not present in the comparable prior-year period.

◾	The Domestic Upholstery segment’s gross profit decreased $315,000, and gross margin decreased 80 basis points, in the first quarter of fiscal 2027. Gross profit and margin improved in three of the segment’s four divisions, primarily due to lower cost of sales. These improvements were more than offset by lower gross profit and margin in the upscale leather furniture division, driven by higher material costs, increased standard labor rates and lower absorption of indirect costs resulting from a significant decline in its net sales. Warehousing and distribution expenses increased $142,000, or 60 basis points, primarily due to higher overhead.

◾	All Other gross profit increased $119,000 due to higher net sales in the hospitality business, while gross margin decreased 120 basis points due to higher freight-out expense.

	Selling and Administrative Expenses (S&A)
	Thirteen Weeks Ended
	May 3, 2026		May 4, 2025
		% Net Sales		% Net Sales	$ Change	% Change
Hooker Branded	$12,711	36.0%	$11,037	29.7%	$1,674	15.2%
Domestic Upholstery	5,110	18.0%	5,290	18.3%	(180)	-3.4%
All Other	648	11.2%	1,439	27.9%	(791)	-55.0%
Consolidated	$18,469	26.6%	$17,766	25.0%	$703	4.0%

Consolidated selling and administrative (“S&A”) expenses increased in absolute terms and as a percentage of net sales, driven by higher expenses in Hooker Branded and partially offset by decreases in Domestic Upholstery and All Other.

◾	The Hooker Branded segment’s S&A expenses increased $1.7 million, or 630 basis points, compared to the prior-year first quarter. Higher compensation expense accounted for nearly 60% of the increase, primarily due to the planned retention and reassignment of certain former Home Meridian segment employees and, to a lesser extent, bonus accruals based on current year’s profitability. The remaining increase was primarily attributable to higher consulting and IT-related expenses to support the ERP system, as well as amortization expense related to the Company’s new website. These increases were partially offset by lower selling costs due to decreased net sales and lower severance expense compared to the prior-year period.

◾	The Domestic Upholstery segment’s S&A expenses decreased slightly by $180,000, or 30 basis points, in the first quarter of fiscal 2027. The decrease was primarily driven by lower salary expenses resulting from previously implemented cost-reduction actions and, to a lesser extent, lower selling costs. These decreases were partially offset by bonus accruals based on current-year’s profitability, higher professional services expenses and other operating expenses, including sample costs, new product development costs and travel expenses.

◾	All Other S&A expenses decreased $791,000 due to lower operating expenses in the hospitality business following the consolidation of certain operations and the absence of S&A expense allocations from the former Home Meridian segment.

	Intangible Asset Amortization
	Thirteen Weeks Ended
	May 3, 2026		May 4, 2025
		% Net Sales		% Net Sales	$ Change	% Change
Intangible asset amortization	545	0.8%	667	0.9%	-122	-18.3%

Intangible asset amortization decreased compared to the prior-year first quarter, primarily due to the absence of amortization related to the Home Meridian trade name allocated to the hospitality business, which was reclassified to All Other, and the Sam Moore trade name amortization. See Note 9 to our condensed consolidated financial statements for additional information.

	Operating Profit / (Loss) and Margin
	Thirteen Weeks Ended
	May 3, 2026		May 4, 2025
		% Net Sales		% Net Sales	$ Change	% Change
Hooker Branded	$1,206	3.4%	$27	0.1%	$1,179	4366.7%
Domestic Upholstery	(689)	-2.4%	(595)	-2.1%	(94)	-15.8%
All Other	1,061	18.4%	70	1.4%	991	1415.7%
Consolidated	$1,578	2.3%	$(498)	-0.7%	$2,076	416.9%

In the first quarter of fiscal 2027, the Company recorded operating income of $1.6 million, which included operating income of $1.2 million in the Hooker Branded segment, driven by improved gross profit, and $1.1 million in All Other, driven by higher shipments in the hospitality business. These results were partially offset by an operating loss of $689,000 in the Domestic Upholstery segment, driven by its indoor residential furnishings businesses.

	Income taxes
	Thirteen Weeks Ended
	May 3, 2026		May 4, 2025
		% Net Sales		% Net Sales	$ Change	% Change

Consolidated income tax expense / (benefit)	$326	0.5%	$(164)	-0.2%	$490	298.8%

Effective Tax Rate	23.5%		21.1%

We recorded income tax expense of $326,000 and tax benefit of $164,000 for the fiscal 2027 and 2026 first quarters from continuing operations. The effective tax rates for the fiscal 2027 and 2026 first quarters were 23.5% and 21.1%, respectively. The increase in the effective tax rate for the current fiscal quarter was primarily due to the relative impact of restricted stock compensation when compared to operating profits in the current year period and operating losses in the prior year period, as well as a change in valuation allowance recorded in the prior year period for a state loss carryforward.

	Net Income / (Loss) from Continuing Operations
	Thirteen Weeks Ended
	May 3, 2026		May 4, 2025
		% Net Sales		% Net Sales	$ Change	% Change
Net income / (loss) from Continuing Operations	$1,061	1.5%	$(614)	-0.9%	$1,675	272.8%

Diluted earnings / (loss) from continuing operations per share	$0.10		$(0.06)

Results of Operations – Discontinued Operations

The following table sets forth the percentage relationship to net sales of certain items included in the condensed consolidated statements of income included in this report.

	For the
	Thirteen Weeks Ended
	May 3, 2026		May 4, 2025
		% Net Sales		% Net Sales	$ Change	% Change
Net sales	$-		$14,133	100.0%	$(14,133)	-100.0%
Gross profit	-		1,283	9.1%	(1,283)	-100.0%
S&A expenses	-		4,102	29.0%	(4,102)	-100.0%
Intangible asset amortization	-		246	1.7%	(246)	-100.0%
Operating loss	-		(3,065)	-21.7%	3,065	-100.0%
Other income	-		28	0.2%	(28)	-100.0%
Loss from discontinued operations before income taxes	-		(3,037)	-21.5%	3,037	-100.0%
Income tax benefits	-		(599)	-4.2%	599	-100.0%
Net loss from discontinued operations	-		(2,438)	-17.3%	2,438	-100.0%

Outlook

Consolidated incoming orders increased 8% in May compared to the prior-year period, while backlog was up 14% year-over-year. The improvement was primarily driven by Margaritaville orders, which had its initial shipment in May.

However, housing activity remains pressured, and recent consumer confidence readings continue to reflect a very cautious consumer environment. The Department of Commerce’s April advance monthly estimates showed retail sales for furniture and home furnishings stores declined 2.0% from March and 3.6% from the prior year. Additionally, we continue to monitor tariff developments. Based on currently available information, we expect certain tariffs to be levied on our imported goods later this fiscal year, which will replace, at least in part, the tariffs overturned by the U.S. Supreme Court earlier this year.

Our outlook for the fiscal 2027 second quarter is cautious, given the current macro-economic pressures. While we do not expect meaningful near-term improvement in market conditions, our more efficient cost structure and streamlined portfolio should help us to deliver improved results versus the prior-year period, even if current conditions persist.

Our advantage is a sharper focus on our core businesses, a more disciplined operating model, and an organization aligned around profitable growth. While macroeconomic conditions remain challenging and tariff uncertainty persists, we believe the actions taken over the past year have positioned the Company to generate improved and more consistent earnings as market conditions improve.

Retailer commitments to Margaritaville products, galleries, and free-standing stores continue to exceed our expectations, with commitments to 100 in-store galleries and 10 free-standing retail stores to-date, as compared with about half those numbers when we reported in December. Meaningful shipments are expected to begin in the second half of fiscal 2027 and expected to build through the end of the current fiscal year and beyond. Combined with continued momentum in incoming orders across our core businesses, we believe we are well positioned to capitalize on opportunities as demand recovers.

Financial Condition, Liquidity and Capital Resources

Summary Cash Flow Information – Operating, Investing and Financing Activities

	Thirteen Weeks Ended
	May 3,	May 4,
	2026	2025
Net cash provided by operating activities	14,409	19,216
Net cash provided by / (used in) investing activities	21	(843)
Net cash used in financing activities	(4,924)	(1,980)
Net cash used in discontinued operations	-	(4,677)
Net increase in cash and cash equivalents	$9,506	$11,716

During fiscal 2027 first quarter, cash increased by $9.5 million, from $1.1 million at the beginning of the period to $10.6 million at period-end. The increase in cash was primarily driven by strong cash provided by operating activities, partially offset by cash used in financing activities.

●	Cash provided by operating activities totaled $14.4 million for the fiscal 2027 first quarter, compared to $19.2 million for the prior-year first quarter. The decrease in operating cash flow was primarily driven by less favorable working capital changes in the current-year period, partially offset by higher net income from continuing operations and favorable non-cash adjustments.

o	Trade receivables: Collections of trade accounts receivable provided cash inflows of $6.4 million and $12.8 million in the current-year and prior-year periods, respectively. The cash inflows in both periods were primarily due to collections of large, project-based receivables, with the higher cash inflow in the prior-year period reflecting higher receivables outstanding at the beginning of that period.

o	Inventories: provided $3.7 million of cash inflows in the current year period, compared to $5.3 million in the prior-year period. The decrease in inventories continued to be a significant source of cash; however, the benefit was lower than in the prior-year period.

o	Accrued salaries, wages and benefits: provided cash inflows of $0.9 million in the current-year period, compared to $0.2 million in the prior-year period, primarily due to the timing of payments.

o	Prepaid expenses and other assets: used $0.4 million of cash in the current-year period, compared to $1.1 million in the prior-year period, primarily due to collections of miscellaneous receivables that partially offset other cash uses.

Cash provided by investing activities totaled $21,000 for the current quarter, compared to cash used in investing activities of $0.8 million in the prior-year period. The change was primarily due to $0.5 million of proceeds received on life insurance policies in the current-year period and lower purchases of property and equipment.

Cash used in financing activities was $4.9 million compared to $2.0 million for the prior-year period. Financing cash flows included proceeds from the revolving credit facility of $3.2 million, which were more than offset by repayments of $6.7 million. The Company also paid cash dividends of $1.3 million, compared to $2.5 million in the prior-year period, and used $96,000 for the purchase and retirement of common stock.

Liquidity, Financial Resources and Capital Expenditures

Our sources of liquidity are:

◾	available cash and cash equivalents, which are highly dependent on incoming order rates and our operating performance;

◾	expected cash flow from operations;

◾	available lines of credit; and

◾	cash surrender value of Company-owned life insurance.

The most significant components of our working capital are inventory, accounts receivable and cash and cash equivalents reduced by accounts payable and accrued expenses.

Our most significant ongoing short-term cash requirements relate primarily to funding operations (including expenditures for inventory, lease payments and payroll), quarterly dividend payments and capital expenditures related primarily to our showroom renovations and upgrading systems, buildings and equipment. The timing of our working capital needs can vary greatly depending on demand for and availability of raw materials and imported finished goods but is generally the greatest in mid-summer as a result of inventory build-up for the traditional fall selling season. Long-term cash requirements relate primarily to funding lease payments.

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

The Amended and Restated Loan Agreement provides for a revolving credit facility in a committed principal amount of up to $70,000,000 (the “Revolving Commitment”), including subline of $8,000,000 for letters of credit, and an option to increase the Revolving Commitment by up to $30,000,000 upon meeting certain conditions, including agreement by BofA to increase the Revolving Commitment by such amount. Proceeds of loans and letters of credit under the Amended and Restated Loan Agreement will be available for general working capital and other corporate purposes of the Borrower.

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

We incurred $598,000 in previous fiscal years in debt issuance costs in connection with our term loans. As of May 3, 2026, unamortized loan costs of $444,000 were recorded in other assets on our condensed consolidated balance sheets.

As of May 3, 2026, there were no outstanding loans, other than $3.2 million face amount of letters of credit. We had $54.2 million of Availability based on the current Borrowing Base. There were no additional borrowings outstanding under the Amended and Restated Loan Agreement as of May 3, 2026.

Share Repurchase Authorization

In fiscal 2026, our Board of Directors authorized the repurchase of up to $5 million of the Company’s common shares. The authorization did not obligate us to acquire a specific number of shares during any period and did not have an expiration date, but it could be modified, suspended, or discontinued at any time at the discretion of our Board of Directors. Repurchases could be made from time to time in the open market, or through privately negotiated transactions or otherwise, in compliance with applicable laws, rules and regulations, and subject to our cash requirements for other purposes, compliance with the covenants under the Amended and Restated Loan Agreement and other factors we deem relevant.

During fiscal 2027 first quarter, we used approximately $96,000 of the authorization to purchase 7,615 of our common shares (at an average price of $12.53 per share), with approximately $4.9 million remaining available for future purchases under the authorization.

Capital Expenditures

We expect to spend approximately $2.5 million in capital expenditures in the remainder of fiscal 2027 to maintain and enhance our operating systems and facilities.

Dividends

On June 9, 2026, our board of directors declared a quarterly cash dividend of $0.115 per share which will be paid on June 30, 2026, to shareholders of record at June 19, 2026.

Critical Accounting Policies

There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our 2026 Annual Report.

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

Interest Rate Risk

Borrowings under the Amended and Restated Loan Agreement will bear interest at a rate per annum equal to the then-current Term SOFR Rate for a period of one month plus 0.10% plus a margin of 1.75%. The Term SOFR Rate will be adjusted on a monthly basis. As such, these debt instruments expose us to market risk for changes in interest rates. As of May 3, 2026, there were no outstanding loans, other than amounts reserved for standby letters of credit in the amount of $3.2 million.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended May 3, 2026. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective as of May 3, 2026 to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to the Company’s management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure and are effective to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the fiscal quarter ended May 3, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds (1).

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Program	Maximum Dollar Value of Shares That May Yet Be Purchased Under The Program
				$5,000,000.00
February 2, 2026 - March 8, 2026	-	-	-	5,000,000
March 9, 2026 - April 5, 2026	-	-	-	5,000,000
April 6, 2026 - May 3, 2026	7,615	12.53	7,615	4,904,552

Total	7,615	$12.53	7,615

(1)	In fiscal 2026 fourth quarter, our Board of Directors authorized the repurchase of up to $5 million of the Company’s common shares. The authorization does not obligate us to acquire a specific number of shares during any period and does not have an expiration date, but it may be modified, suspended, or discontinued at any time at the discretion of our Board of Directors. Repurchases may be made from time to time in the open market, or through privately negotiated transactions or otherwise, in compliance with applicable laws, rules and regulations, and subject to our cash requirements for other purposes, compliance with the covenants under the loan agreement for our revolving credit facility and other factors we deem relevant.

During the first quarter of fiscal 2027, pursuant to a plan compliant with the safe harbors of Rules 10b5-1 and 10b-18, we used approximately $96,000 of the authorization to purchase 7,615 of our common shares (at an average price of $12.53 per share), with approximately $4.9 million remaining available for future purchases under the authorization.

Item 5. Other Information

During the three months ended May 3, 2026, no director or officer of the Company adopted, terminated or modified a ‘Rule 10b5-1 trading arrangement’ or ‘non-Rule 10b5-1 trading arrangement,’ as each term is defined in Item 408(a) of Regulation S-K.

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

HOOKER FURNISHINGS CORPORATION

Date: June 12, 2026	By:	/s/ C. Earl Armstrong III
C. Earl Armstrong III
Senior Vice President – Finance and
Chief Financial Officer