Form 10-Q
period 2026-08-02
HOOKER FURNISHINGS Corp
filed 2026-09-11
CIK 1077688

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended August 2, 2026

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

As of September 4, 2026, there were 10,692,197 shares of the registrant’s common stock outstanding.

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

HOOKER FURNISHINGS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	August 2,
	2026	February 1,
As of	(unaudited)	2026
Assets
Current assets
Cash and cash equivalents	$18,660	$1,112
Trade accounts receivable, net	26,275	37,786
Inventories	43,414	48,684
Income tax recoverable	-	30
Prepaid expenses and other current assets	5,729	5,283
Total current assets	94,078	92,895
Property, plant and equipment, net	22,181	25,207
Cash surrender value of life insurance policies	31,491	30,422
Deferred taxes	24,305	24,941
Operating leases right-of-use assets	22,051	23,015
Intangible assets, net	11,905	12,994
Goodwill	575	575
Other assets	17,856	15,842
Total non-current assets	130,364	132,996
Total assets	$224,442	$225,891

Liabilities and Shareholders’ Equity
Current liabilities
Trade accounts payable	$12,180	$11,002
Accrued salaries, wages and benefits	4,882	3,730
Accrued income taxes	117	42
Customer deposits	6,435	5,291
Current portion of operating lease liabilities	5,089	5,445
Other accrued expenses	2,327	2,083
Total current liabilities	31,030	27,593
Long term debt	-	3,223
Deferred compensation	5,960	6,365
Operating lease liabilities	18,865	19,468
Total long-term liabilities	24,825	29,056
Total liabilities	55,855	56,649

Shareholders’ equity
Common stock, no par value, 20,000 shares authorized, 10,727 and 10,764 shares issued and outstanding on each date	51,311	51,361
Retained earnings	117,028	117,603
Accumulated other comprehensive income	248	278
Total shareholders’ equity	168,587	169,242
Total liabilities and shareholders’ equity	$224,442	$225,891

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

HOOKER FURNISHINGS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	For the		For the
	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 2,	August 3,	August 2,	August 3,
	2026	2025	2026	2025

Net sales	$63,250	$69,243	$132,702	$140,427

Cost of sales	43,151	52,001	92,011	105,250

Gross profit	20,099	17,242	40,691	35,177

Selling and administrative expenses	18,272	17,127	36,741	34,894
Intangible asset amortization	544	625	1,089	1,292

Operating income / (loss)	1,283	(510)	2,861	(1,009)

Other income, net	376	22	349	120
Interest expense, net	116	171	237	549

Income / (Loss) from continuing operations before income taxes	1,543	(659)	2,973	(1,438)

Income tax expense / (benefit)	338	(114)	664	(278)

Net income / (loss) from continuing operations	1,205	(545)	2,309	(1,160)

Net income / (loss) from discontinued operations, net of taxes	465	(2,732)	422	(5,169)

Net income / (loss)	$1,670	$(3,277)	$2,731	$(6,329)

Basic:
Earnings / (Loss) from continuing operations per share	$0.12	$(0.06)	$0.21	$(0.11)
Earnings / (Loss) from discontinued operations per share	0.04	(0.25)	0.04	(0.49)
Basic earnings / (loss) per share	$0.16	$(0.31)	$0.25	$(0.60)

Diluted:
Earnings / (Loss) from continuing operations per share	$0.11	$(0.06)	$0.21	$(0.11)
Earnings / (Loss) from discontinued operations per share	0.04	(0.25)	0.04	(0.49)
Diluted loss per share	$0.15	$(0.31)	$0.25	$(0.60)

Weighted average shares outstanding:
Basic	10,644	10,612	10,644	10,587
Diluted	10,760	10,612	10,774	10,587

Cash dividends declared per share	$0.115	$0.23	$0.230	$0.46

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

HOOKER FURNISHINGS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME / (LOSS)

(In thousands)

(Unaudited)

	For the
	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 2,	August 3,	August 2,	August 3,
	2026	2025	2026	2025

Net income / (loss)	$1,670	$(3,277)	$2,731	$(6,329)
Other comprehensive income:
Actuarial adjustments	(20)	(45)	(39)	(89)
Income tax effect on adjustments	5	11	9	21
Adjustments to net periodic benefit cost	(15)	(34)	(30)	(68)

Total comprehensive income / (loss)	$1,655	$(3,311)	$2,701	$(6,397)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

HOOKER FURNISHINGS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the
	Twenty-Six Weeks Ended
	August 2,	August 3,
	2026	2025
Operating Activities:
Net income / (loss)	$2,731	$(6,329)
Less: Income / (Loss) from discontinued operations, net of taxes	422	(5,169)

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,629	3,499
Deferred income tax expense / (benefit)	645	(1,990)
Noncash restricted stock and performance awards	408	144
Provision for / (benefit from) doubtful accounts and sales allowances	193	(182)
Gain on life insurance policies	(874)	(724)
Loss on disposal of assets	7	15
Changes in assets and liabilities:
Trade accounts receivable	10,706	13,008
Inventories	5,270	10,225
Income tax recoverable	30	482
Prepaid expenses and other assets	(787)	(2,563)
Trade accounts payable	584	(1,284)
Accrued salaries, wages, and benefits	1,153	614
Accrued income taxes	(47)	(16)
Customer deposits	1,144	1,125
Operating lease assets and liabilities	5	124
Other accrued expenses	106	38
Deferred compensation	(444)	(431)
Net cash provided by operating activities	$24,037	$20,924

Investing Activities:
Purchases of property and equipment	(1,094)	(1,570)
Premiums paid on life insurance policies	(325)	(326)
Proceeds received on life insurance policies	540	-
Proceeds from sales of assets	6	-
Net cash used in investing activities	$(873)	$(1,896)

Financing Activities:
Proceeds from revolving credit facility	3,216	32,440
Payments for long-term loans	(6,770)	(48,956)
Cash dividends paid	(2,486)	(5,011)
Purchase and retirement of common stock	(1,265)	-
Debt issuance costs	-	(33)
Net cash used in financing activities	$(7,305)	$(21,560)

Discontinued Operations
Cash provided by / (used in) operating activities	1,689	(2,818)
Cash used in investing activities	-	(124)
Cash provided by / (used in) discontinued operations	$1,689	$(2,942)

Net Increase / (decrease) in cash and cash equivalents	17,548	(5,474)
Cash and cash equivalents - beginning of year	1,112	6,295
Cash and cash equivalents - end of quarter	$18,660	$821

Supplemental schedule of cash flow information:
Income taxes paid / (refund), net	$35	$(443)
Interest paid, net	6	609

Supplemental schedule of noncash investing activities:
Increase in lease liabilities arising from obtaining right-of-use assets	$1,799	$10
Increase in property and equipment through accrued purchases	41	152

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

HOOKER FURNISHINGS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands, except per share data)

(Unaudited)

				Accumulated
				Other	Total
	Common Stock		Retained	Comprehensive	Shareholders’
	Shares	Amount	Earnings	Income	Equity
Balance at May 4, 2025	10,712	$50,831	$147,787	$539	$199,157
Net loss for the 13 weeks ended August 3, 2025			(3,277)		(3,277)
Actuarial adjustments on defined benefit plan, net of tax of $11				(34)	(34)
Cash dividends paid and accrued ($0.23 per share)			(2,514)		(2,514)
Restricted stock grants, net of forfeitures	38	-			-
Restricted stock compensation cost		218			218
Performance-based restricted stock units cost		(430)			(430)
Balance at August 3, 2025	10,750	$50,619	$141,996	$505	$193,120

Balance at May 3, 2026	10,770	$51,479	$117,352	$263	$169,094
Net income for the 13 weeks ended August 2, 2026			1,670		1,670
Actuarial adjustments on defined benefit plan, net of tax of $5				(15)	(15)
Cash dividends paid and accrued ($0.115 per share)			(1,232)		(1,232)
Purchase and retirement of common stock	(84)	$(421)	(762)		(1,183)
Restricted stock grants, net of forfeitures	41	(17)			(17)
Restricted stock compensation cost		343			343
Performance-based restricted stock units cost		(73)			(73)
Balance at August 2, 2026	10,727	$51,311	$117,028	$248	$168,587

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

HOOKER FURNISHINGS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (CONT.)

(In thousands, except per share data)

(Unaudited)

				Accumulated
				Other	Total
	Common Stock		Retained	Comprehensive	Shareholders’
	Shares	Amount	Earnings	Income	Equity
Balance at February 2, 2025	10,703	$50,474	$153,336	$573	$204,383
Net loss for the 26 weeks ended August 3, 2025			(6,329)		(6,329)
Actuarial adjustments on defined benefit plan, net of tax of $21				(68)	(68)
Cash dividends paid and accrued ($0.46 per share)			(5,011)		(5,011)
Restricted stock grants, net of forfeitures	47	(211)			(211)
Restricted stock compensation cost		635			635
Performance-based restricted stock units cost		(279)			(279)
Balance at August 3, 2025	10,750	$50,619	$141,996	$505	$193,120

Balance at February 1, 2026	10,764	$51,361	$117,603	$278	$169,242
Net income for the 26 weeks ended August 2, 2026			2,731		2,731
Actuarial adjustments on defined benefit plan, net of tax of $9				(30)	(30)
Cash dividends paid and accrued ($0.23 per share)			(2,486)		(2,486)
Purchase and retirement of common stock	(92)	$(458)	(820)		(1,278)
Restricted stock grants, net of forfeitures	55	(369)			(369)
Restricted stock compensation cost		687			687
Performance-based restricted stock units cost		90			90
Balance at August 2, 2026	10,727	$51,311	$117,028	$248	$168,587

HOOKER FURNISHINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar and share amounts in tables, except per share amounts, in thousands unless otherwise indicated)

(Unaudited)

For the Twenty-Six Weeks Ended August 2, 2026

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

The financial statements contained herein are being filed as part of a quarterly report on Form 10-Q covering the 2027 fiscal year thirteen-week period (also referred to as “three months,” “three-month period,” “quarter,” “second quarter” or “quarterly period”) that began May 4, 2026, and the twenty-six week period (also referred to as “six months,” “six-month period” or “first half”) that began February 2, 2026, which both ended August 2, 2026. This report discusses our results of operations for these periods compared to the 2026 fiscal year thirteen-week period that began May 5, 2025 and the twenty-six week period that began February 3, 2025, which both ended August 3, 2025; and our financial condition as of August 2, 2026 compared to February 1, 2026.

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

On December 12, 2025, the Company completed the sale and received cash proceeds of approximately $5.5 million, representing the estimated net book value of the assets at closing, less a holdback amount of approximately $0.6 million, in accordance with the terms of the purchase agreement. Final transaction pricing, including working capital adjustments, resulted in approximately $0.3 million below the estimated fair value less costs to sell determined at the measurement date and the final net proceeds received.

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

Although the divestiture was completed in the prior fiscal year, current-period activity in discontinued operations primarily reflected tariff recoveries the Company received during the second quarter of fiscal 2027 associated with the divested business. Approximately $612,000 to be credited to customers were recorded as a reduction of revenue, while $1.6 million recoveries of tariff costs previously recognized in cost of sales were recorded as a reduction of cost of sales. The Company also recorded $54,000 of interest income.

Current-period activity also included approximately $0.5 million of additional charges arising from the net settlement of various divestiture-related balances with the buyer. These charges consisted of a $327,000 reduction of revenue for sales allowances, a $132,000 increase in cost of sales and a $74,000 additional loss on the divestiture related to final working capital adjustments.

The following table represents summarized statements of operations information of carrying amounts of major classes of line items constituting pretax income or loss of discontinued operations included as part of discontinued operations:

	For the		For the
	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 2,	August 3,	August 2,	August 3,
	2026	2025	2026	2025

Net sales	$(939)	$12,905	$(939)	$27,038

Cost of sales	(1,546)	13,095	(1,503)	25,945

Gross profit / (loss)	607	(190)	564	1,093

Selling and administrative expenses	-	3,455	-	7,557

Intangible asset amortization	-	246	-	492
Other income items that are not major	(54)	(70)	(54)	(98)
Pretax income / (loss) of discontinued operations related to major classes	661	(3,821)	618	(6,858)
Loss on sale of the discontinued operations	74	-	74	-
Income / (Loss) from discontinued operations before income taxes	587	(3,821)	544	(6,858)

Income tax expense / (benefit)	122	(1,089)	122	(1,689)

Net income / (loss) from discontinued operations	465	(2,732)	422	(5,169)

The significant components included in our condensed consolidated statements of cash flows for the discontinued operations are as follows:

	For the
	Twenty-Six Weeks Ended
	August 2,	August 3,
	2026	2025
Operating Activities:
Income / (Loss) from discontinued operations, net of tax	$422	$(5,169)
Depreciation and amortization	-	876
Changes in assets and liabilities:
Trade accounts receivable, net	612	4,055
Inventories		1,999
Trade accounts payable	533	(4,752)
Other assets and liabilities	122	173
Cash provided by / (used in) operating activities from discontinued operations	$1,689	$(2,818)

Investing Activities:
Purchase of properties and equipment	-	(124)
Cash used in investing activities from discontinued operations	$-	$(124)

4.	Accounts Receivable

	August 2,	February 1,
	2026	2026

Gross accounts receivable	$31,635	$43,327
Customer allowances	(496)	(354)
Allowance for doubtful accounts	(4,864)	(5,187)
Trade accounts receivable	$26,275	$37,786

5.	Inventories

	August 2,	February 1,
	2026	2026
Finished furniture	$55,445	$61,178
Furniture in process	1,581	1,497
Materials and supplies	11,804	11,879
Inventories at FIFO	68,830	74,554
Reduction to LIFO basis	(25,416)	(25,870)
Inventories	$43,414	$48,684

6.	Property, Plant and Equipment

	Depreciable Lives	August 2,	February 1,
	(In years)	2026	2026

Buildings and land improvements	15 - 30	$34,566	$34,566
Machinery and equipment	10	11,872	11,852
Computer software and hardware	3 - 10	8,232	8,286
Leasehold improvements	Term of lease	7,659	7,630
Furniture and fixtures	3 - 8	3,086	3,067
Other	5	691	701
Total depreciable property at cost		66,106	66,102
Less accumulated depreciation		(47,376)	(46,060)
Total depreciable property, net		18,730	20,042
Land		1,077	1,077
Construction-in-progress		2,374	4,088
Property, plant and equipment, net		$22,181	$25,207

7.	Internal-Use Software

Our internal-use software includes our Enterprise Resource Planning (“ERP”) system across all divisions, as well as our new website and integrated B2B online marketplace, which was placed into service at the beginning of fiscal 2027. The gross carrying amount of capitalized implementation costs related to our cloud computing hosting arrangements increased by $2.7 million during the first quarter of fiscal 2027, primarily due to the reclassification of costs associated with our new digital platform from implementation costs in process upon being placed into service. Based on the provisions of ASU 2018-15, Intangibles — Goodwill and Other — Internal-Use Software, we capitalize implementation costs associated with hosting arrangements that are service contracts. These costs are recorded in “other noncurrent assets” in our condensed consolidated balance sheets. We amortize these costs on a straight-line basis over a 10-year term. The amortization expenses are recorded as a component of selling and administrative expenses in our condensed consolidated statements of operations.

No material implementation costs or interest expense were capitalized in fiscal 2027. Implementation costs and interest expenses of $287,000 and $551,000 were capitalized in fiscal 2026 second quarter and first half, respectively. Amortization expense was $555,000 in the second quarter of fiscal 2027 and $368,000 in the second quarter of fiscal 2026, and $1.1 million and $735,000 for the respective six-month periods. The capitalized implementation costs at August 2, 2026 and February 1, 2026 were as follows:

	August 2, 2026		February 1, 2026
	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization
Implementation Costs	$20,215	$(4,003)	$17,479	$(2,963)
Interest Expenses	783	(98)	782	(49)

8.	Fair Value Measurements

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

As of August 2, 2026 and February 1, 2026, Company-owned life insurance was measured at fair value on a recurring basis based on Level 2 inputs. The fair value of the Company-owned life insurance is determined by inputs that are readily available in public markets or can be derived from information available in publicly quoted markets. Additionally, the fair value of the Company-owned life insurance is marked to market each reporting period and any change in fair value is reflected in income for that period.

Our assets measured at fair value on a recurring basis at August 2, 2026 and February 1, 2026, were as follows:

	Fair value at August 2, 2026				Fair value at February 1, 2026
Description	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets measured at fair value
Company-owned life insurance	$-	$31,491	$-	$31,491	$-	$30,422	$-	$30,422

9.	Intangible Assets

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

	August 2, 2026		February 1, 2026
	Gross carrying amount	Impairment / Accumulated Amortization	Gross carrying amount	Impairment / Accumulated Amortization
Intangible assets with indefinite lives:
Goodwill
Domestic Upholstery - Shenandoah *	490	-	490	-
All Other - BOBO Intriguing Objects	85	-	85	-
Goodwill	575	-	575	-

Trademarks and Trade names *	2,019	(1,114)	2,019	(1,114)

Intangible assets with definite lives:
Customer Relationships	23,601	(13,648)	23,601	(12,620)
Trademarks and Trade names	2,334	(1,286)	2,334	(1,225)
Intangible assets, net	27,954	(16,048)	27,954	(14,959)

*:	The amounts are net of impairment charges of $16.4 million related to Shenandoah goodwill; $5.7 million related to certain Home Meridian trade names unrelated to PFC and SLF, including $2.6 million recorded in fiscal 2021, $2.5 million recorded in fiscal 2025, and $558,000 recorded in fiscal 2026; and $556,000 related to the Bradington-Young trade name in the Domestic Upholstery segment.

Amortization expenses for intangible assets with definite lives were $544,000 and $625,000 for the second quarters of fiscal 2027 and 2026, and $1.1 million and $1.3 million for the first half of fiscal 2027 and 2026, respectively. For the remainder of fiscal 2027, amortization expense is expected to be approximately $1.1 million.

10.	Leases

We have operating leases for warehouses, showrooms, manufacturing facilities, offices and equipment. Sub-lease income totaled $64,000 in the second quarter and $129,000 for the first half of fiscal 2027, compared with $119,000 and $200,000, respectively, in fiscal 2026 periods.

The components of lease cost and supplemental cash flow information for leases for the second quarters and six-months of fiscal 2027 and 2026 were:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 2, 2026	August 3, 2025	August 2, 2026	August 3, 2025
Operating lease cost	$1,708	$2,147	$3,366	$4,319
Variable lease cost	103	74	182	163
Short-term lease cost	47	49	94	99
Total operating lease cost	$1,858	$2,270	$3,642	$4,581

Operating cash outflows	$1,867	$2,223	$3,636	$4,456

The right-of-use assets and lease liabilities recorded on our condensed consolidated balance sheets as of August 2, 2026 and February 1, 2026 were as follows:

	August 2, 2026	February 1, 2026
Real estate	$21,488	$22,328
Property and equipment	563	687
Total operating leases right-of-use assets	$22,051	$23,015

Current portion of operating lease liabilities	$5,089	$5,445
Long term operating lease liabilities	18,865	19,468
Total operating lease liabilities	$23,954	$24,913

The weighted-average discount rate is 5.1%. The weighted-average remaining lease term is 5.4 years as of August 2, 2026.

The following table reconciles the undiscounted future lease payments for operating leases to the operating lease liabilities recorded in the condensed consolidated balance sheets on August 2, 2026:

Undiscounted Future Operating Lease Payments
Remainder of fiscal 2027	$3,400
2028	4,976
2029	4,214
2030	4,189
2031	4,230
2032 and thereafter	6,580
Total lease payments	$27,589
Less: impact of discounting	(3,635)
Present value of lease payments	$23,954

11.	Long-Term Debt

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

We incurred $598,000 in previous fiscal years in debt issuance costs in connection with our term loans. As of August 2, 2026, unamortized loan costs of $415,000 were recorded in other assets on our condensed consolidated balance sheets.

As of August 2, 2026, there were no outstanding loans, other than $3.2 million face amount of letters of credit. We had $51.8 million of Availability based on the current Borrowing Base. There were no additional borrowings outstanding under the Amended and Restated Loan Agreement as of August 2, 2026.

12.	Earnings Per Share

We refer you to the discussion of Earnings Per Share in Note 1. Summary of Significant Accounting Policies, in the financial statements included in our 2026 Annual Report, for additional information concerning the calculation of earnings per share (EPS).

All stock awards are designed to encourage retention and to provide an incentive for increasing shareholder value. We have issued restricted stock awards to non-employee members of the board of directors since 2006 and to certain non-executive employees since 2014. We have issued RSUs to certain senior executives since fiscal 2012 under the Company’s Stock Incentive Plan. Each RSU entitles an executive to receive one share of the Company’s common stock and vests in three equal annual installments, with one-third vesting at the end of each service period, if the executive remains continuously employed with the Company through the end of a three-year service period. The RSUs may be paid in shares of our common stock, cash or both at the discretion of the Compensation Committee of our board of directors. We have issued PSUs to certain senior executives since fiscal 2019 under the Company’s Stock Incentive Plan. Each PSU entitles the executive officer to receive one share of our common stock based on the achievement of one of two specified performance conditions if the executive officer remains continuously employed through the end of the three-year performance period, one performance condition is the Company’s annual EPS growth over the performance period and the other performance condition is the Company’s total shareholder return during the performance period compared to the Company’s peer group. The payout or settlement of the PSUs will be made in shares of our common stock.

We expect to continue to grant these types of awards annually in the future. The following table sets forth the number of outstanding restricted stock awards and RSUs and PSUs, net of forfeitures and vested shares, as of the fiscal period-end dates indicated:

	August 2,	February 1,
	2026	2026

Restricted shares	104	140
RSUs and PSUs	194	155
	298	295

All restricted shares, RSUs and PSUs awarded that have not yet vested are considered when computing diluted earnings per share.

During the fiscal 2027 first half, we purchased and retired 92,357 shares of our common stock (at an average price of $13.68 per share) under the $5 million share repurchase authorization approved by our board of directors in fiscal 2026, with approximately $3.7 million remaining available for future purchases under the authorization. These repurchases reduced our total outstanding shares and, consequently, reduced the weighted outstanding shares used in our calculation of earnings per share for the fiscal 2027 second quarter and first half shown below.

The following table sets forth the computation of basic and diluted earnings per share:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 2,	August 3,	August 2,	August 3,
	2026	2025	2026	2025

Net income / (loss) from continuing operations	$1,205	$(545)	$2,309	$(1,160)
Less: Unvested participating restricted stock dividends	13	29	28	62
Net earnings allocated to unvested participating restricted stock	17	-	31	-
Earnings / (loss) from continuing operations available for common shareholders	1,175	(574)	2,250	(1,222)
Earnings / (loss) from discontinued operations available for common shareholders	465	(2,732)	422	(5,169)
Net earnings / (loss) available for common shareholders	1,640	(3,306)	2,672	(6,391)

Weighted average shares outstanding for basic earnings per share	10,644	10,612	10,644	10,587
Dilutive effect of unvested restricted stock, RSU and PSU awards	116	-	130	-
Weighted average shares outstanding for diluted earnings per share	10,760	10,612	10,774	10,587

Basic earnings / (loss) from continuing operations per share	$0.12	$(0.06)	$0.21	$(0.11)
Basic earnings / (loss) from discontinued operations per share	0.04	(0.25)	0.04	(0.49)
Basic earnings / (loss) per share	$0.16	$(0.31)	$0.25	$(0.60)

Diluted earnings / (loss) from continuing operations per share	$0.11	$(0.06)	$0.21	$(0.11)
Diluted earnings / (loss) from discontinued operations per share	0.04	(0.25)	0.04	(0.49)
Diluted earnings / (loss) per share	$0.15	$(0.31)	$0.25	$(0.60)

Due to net losses, approximately 106,000 shares and 115,000 shares for the second quarter and first half of fiscal 2026, would have been antidilutive and are therefore excluded from the calculation of earnings per share, respectively.

13.	Income Taxes

In the fiscal 2027 second quarter, we recorded income tax expenses of $338,000 under continuing operations and $122,000 under the discontinued operations. In the fiscal 2026 second quarter, we recorded income tax benefits of $114,000 under continuing operations and $1.1 million under discontinued operations. The effective tax rate for continuing operations was 21.3% for the second quarter of fiscal 2027 compared to 17.3% for the second quarter of fiscal 2026. The increase was primarily due to a prior-year state net operating loss valuation allowance adjustment, along with the shifting tax impact of company-owned life insurance gains and restricted stock compensation relative to prior-year pretax losses versus current-year pretax income.

In the fiscal 2027 first half, we recorded income tax expenses of $664,000 under continuing operations and $122,000 under the discontinued operations. In the fiscal 2026 first half, we recorded income tax benefits of $278,000 under continuing operations and $1.7 million under discontinued operations. The effective tax rate for continuing operations was 22.3% for the first six months of fiscal 2027 compared to 19.3% for the first six months of fiscal 2026. The increase in the effective tax rate for the year-to-date period was driven by the same factors noted above.

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

As a public entity, we are required to present disaggregated information by segment using the management approach. The objective of this approach is to allow users of our financial statements to see our business through the eyes of management based upon the way management reviews performance and makes decisions. The management approach requires segment information to be reported based on how management internally evaluates the operating performance of the Company’s business units or segments. The objective of this approach is to meet the basic principles of segment reporting as outlined in ASC 280 Segments (“ASC 280”), which are to allow the users of our financial statements to:

●	better understand our performance;

●	better assess our prospects for future net cash flows; and

●	make more informed judgments about us as a whole.

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

●	Hooker Branded, consisting of the operations of our imported Hooker Casegoods and Hooker Upholstery businesses;

●	Domestic Upholstery, which includes the domestic upholstery manufacturing operations of Bradington-Young, HF Custom (formerly Sam Moore), Shenandoah Furniture and Sunset West; and

●	All Other, consisting of Samuel Lawrence Hospitality, intercompany eliminations and operating segments that are not individually reportable.

The following tables present segment information for the periods, and as of the dates, indicated.

	Thirteen Weeks Ended				Twenty-Six Weeks Ended
	August 2, 2026		August 3, 2025		August 2, 2026		August 3, 2025
		% Net		% Net		% Net		% Net
Net Sales		Sales		Sales		Sales		Sales
Hooker Branded	$34,620	54.7%	$36,250	52.4%	$69,950	52.7%	$73,359	52.2%
Domestic Upholstery	27,152	42.9%	28,677	41.4%	55,506	41.8%	57,590	41.0%
All Other	1,478	2.3%	4,316	6.2%	7,246	5.5%	9,478	6.7%
Consolidated	$63,250	100%	$69,243	100%	$132,702	100%	$140,427	100%

Cost of Sales
Hooker Branded	$20,899	60.4%	$25,709	70.9%	$42,311	60.5%	$51,754	70.5%
Domestic Upholstery	20,919	77.0%	23,372	81.5%	44,308	79.8%	47,005	81.6%
All Other	1,333	90.2%	2,920	67.7%	5,392	74.4%	6,491	68.5%
Consolidated	$43,151	68.2%	$52,001	75.1%	$92,011	69.3%	$105,250	74.9%

Gross Profit
Hooker Branded	$13,722	39.6%	$10,541	29.1%	$27,639	39.5%	$21,605	29.5%
Domestic Upholstery	6,233	23.0%	5,305	18.5%	11,198	20.2%	10,585	18.4%
All Other	144	9.7%	1,396	32.3%	1,854	25.6%	2,987	31.5%
Consolidated	$20,099	31.8%	$17,242	24.9%	$40,691	30.7%	$35,177	25.1%

Selling and Administrative Expenses
Hooker Branded	$12,852	37.1%	$10,532	29.1%	$25,563	36.5%	$21,569	29.4%
Domestic Upholstery	4,856	17.9%	5,169	18.0%	9,966	18.0%	10,458	18.2%
All Other	564	38.2%	1,426	33.0%	1,212	16.7%	2,867	30.2%
Consolidated	$18,272	28.9%	$17,127	24.7%	$36,741	27.7%	$34,894	24.8%

Intangible Asset Amortization
Domestic Upholstery	544	2.0%	$544	1.9%	1,089	2.0%	$1,130	2.0%
All Other	-	0.0%	81	1.9%	-	0.0%	162	1.7%
Consolidated	$544	0.9%	$625	0.9%	$1,089	0.8%	$1,292	0.9%

Operating Income / (Loss)
Hooker Branded	$870	2.5%	$10	0.0%	$2,076	3.0%	$37	0.1%
Domestic Upholstery	833	3.1%	(408)	-1.4%	144	0.3%	(1,004)	-1.7%
All Other	(420)	-28.4%	(112)	-2.6%	641	8.8%	(42)	-0.4%
Consolidated	$1,283	2.0%	$(510)	-0.7%	$2,861	2.2%	$(1,009)	-0.7%

Other Income, net
Hooker Branded	$285	0.8%	$13	0.0%	$226	0.3%	$94	0.1%
Domestic Upholstery	35	0.1%	-	0.0%	35	0.1%	-	0.0%
All Other	56	3.8%	9	0.2%	88	1.2%	26	0.3%
Consolidated	$376	0.6%	$22	0.0%	$349	0.3%	$120	0.1%

Interest expense - Corporate	$116	0.2%	$171	0.2%	$237	0.2%	$549	0.4%

Income taxes - Corporate	$338	0.5%	$(114)	-0.2%	$664	0.5%	$(278)	-0.2%

Net income / (loss) from continuing operations - Corporate	$1,205	1.9%	$(545)	-0.8%	$2,309	1.7%	$(1,160)	-0.8%

During the second quarter of fiscal 2027, the Company received $7.9 million in recoveries of tariffs imposed under the International Emergency Economic Powers Act (“IEEPA”) from the implementation of the tariffs through the U.S. Supreme Court’s decision in early February 2026. In continuing operations, the Company recorded $4.3 million as a reduction of cost of sales and $201,000 as interest income in the second quarter of fiscal 2027, partially offset by a $522,000 reduction of revenue. In discontinued operations, the Company recorded $1.6 million as a reduction of cost of sales and $54,000 interest income, partially offset by a $612,000 reduction of revenue. Additionally, approximately $1.8 million of the tariff recoveries had not yet impacted costs of sales and was recorded as a reduction of the carrying value of inventories at quarter end. The Company does not expect to receive material additional tariff recoveries.

The following table presents the tariff recoveries recorded by segment during the second quarter of fiscal 2027.

	TARIFF RECOVERIES BY SEGMENT
	13 Weeks Ended		26 Weeks Ended
	August 2, 2026		August 2, 2026
		% Net		% Net
Net sales		Sales		Sales
Hooker Branded	$(65)	-0.2%	$(65)	-0.1%
Domestic Upholstery	-	0.0%	-	0.0%
All Other	(457)	-30.9%	(457)	-6.3%
Consolidated	$(522)	-0.8%	$(522)	-0.4%

Cost of sales
Hooker Branded	$(2,503)	-7.2%	$(2,503)	-3.6%
Domestic Upholstery	(805)	-3.0%	(805)	-1.5%
All Other	(961)	-65.0%	(961)	-13.3%
Consolidated	$(4,269)	-6.7%	$(4,269)	-3.2%

Interest Income
Hooker Branded	$138	0.4%	$138	0.2%
Domestic Upholstery	40	0.1%	40	0.1%
All Other	23	1.6%	23	0.3%
Consolidated	$201	0.3%	$201	0.2%

Discontinued Operations
Net sales	$(612)		$(612)
Cost of sales	(1,635)		(1,635)
Interest Income	54		54

As of
August 2, 2026
Inventories
Hooker Branded	$(1,511)
Domestic Upholstery	(276)
All Other	-
Consolidated	$(1,787)
Discontinued Operations	$-

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 2, 2026	August 3, 2025	August 2, 2026	August 3, 2025
Restructuring Costs
Hooker Branded	$153	$655	$157	$782
Domestic Upholstery	-	152	114	265
All Other	5	153	11	194
Consolidated	$158	$960	$282	$1,241

Capital Expenditures
Hooker Branded	$647	$749	$984	$1,424
Domestic Upholstery	34	79	100	122
All Other	10	24	10	24
Consolidated	$691	$852	$1,094	$1,570

Depreciation & Amortization
Hooker Branded	$715	$536	$1,426	$1,068
Domestic Upholstery	1,012	998	2,028	2,033
All Other	86	199	175	398
Consolidated	$1,813	$1,733	$3,629	$3,499

Restructuring costs, primarily related to severance, were $158,000 and $960,000 during the second quarters of fiscal 2027 and fiscal 2026, and $282,000 and $1.2 million during the first six months of those fiscal years, respectively. As of August 2, 2026 and February 1, 2026, we had accrued restructuring charges of approximately $157,000 and $298,000, respectively. The balance as of August 2, 2026 is expected to be paid during the next 12 months. The restructuring costs were recorded under cost of sales and selling and administrative expenses in the condensed consolidated statements of operations.

	As of August 2,		As of February 1,
	2026	%Total	2026	%Total
Assets		Assets		Assets
Hooker Branded	$154,741	73.0%	$140,732	66.3%
Domestic Upholstery	52,881	24.9%	55,083	25.9%
All Other	4,340	2.1%	16,507	7.8%
Consolidated Assets	$211,962	100%	$212,322	100%
Consolidated Goodwill and Intangibles	12,480		13,569
Total Consolidated Assets	$224,442		$225,891

Sales by product type are as follows:

	Net Sales (in thousands)
	Thirteen Weeks Ended				Twenty-Six Weeks Ended
	August 2, 2026	%Total	August 3, 2025	%Total	August 2, 2026	%Total	August 3, 2025	%Total
Casegoods	$30,520	48%	$34,610	50%	$65,969	50%	$69,950	50%
Upholstery	32,730	52%	34,633	50%	66,733	50%	70,477	50%
	$63,250	100%	$69,243	100%	$132,702	100%	$140,427	100%

15. Subsequent Events

Dividends

On September 3, 2026, our board of directors declared a quarterly cash dividend of $0.115 per share which will be paid on September 30, 2026 to shareholders of record at September 15, 2026.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

All references to the “Company,” “we,” “us” and “our” in this document refer to Hooker Furnishings Corporation and its consolidated subsidiaries, unless specifically referring to segment information. The Hooker Branded segment includes Hooker Casegoods and Hooker Upholstery. The Domestic Upholstery segment includes Bradington-Young, HF Custom (formerly Sam Moore), Shenandoah Furniture and Sunset West. “All Other” includes Samuel Lawrence Hospitality, intercompany eliminations and operating segments that are not individually reportable.

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

(11) risks associated with domestic manufacturing operations, including fluctuations in capacity utilization and the prices and availability of key raw materials, as well as changes in transportation, warehousing and domestic labor costs, availability of skilled labor, and environmental compliance and remediation costs;

(12) disruptions and damage (including those due to weather) affecting our Virginia or North Carolina warehouses, our Virginia, North Carolina or California administrative and manufacturing facilities, our High Point, Las Vegas, and Atlanta showrooms or our representative office or warehouse in Vietnam;

(13) changes in U.S. and foreign government regulations and in the political, social and economic climates of the countries from which we source our products;

(14) risks associated with product defects, including higher than expected costs associated with product quality and safety, regulatory compliance costs related to the sale of consumer products and costs related to defective or non-compliant products, product liability claims and costs to recall defective products and the adverse effects of negative media coverage;

(15) the direct and indirect costs and time spent by our associates related to the implementation of our Enterprise Resource Planning system (“ERP”), including costs resulting from unanticipated disruptions to our business;

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

(17) the risks associated with our Amended and Restated Loan Agreement, including the fact that our asset-based lending facility is secured by substantially all of our assets and contains provisions which limit the amount of our future borrowings under the facility, as well as financial and negative covenants that, among other things, may limit our ability to incur additional indebtedness;

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

Quarterly Reporting

This quarterly report on Form 10-Q includes our unaudited condensed consolidated financial statements for the 2027 fiscal year thirteen-week period (also referred to as “three months,” “three-month period,” “quarter,” “second quarter” or “quarterly period”) that began May 4, 2026 and the twenty-six-week period (also referred to as “six months”, “six-month period”, or “first half”) that began February 2, 2026, which both ended August 2, 2026. This report discusses our results of operations for these periods compared to the 2026 fiscal year thirteen-week period that began May 5, 2025, and the twenty-six-week period that began February 3, 2025, which both ended August 3, 2025; and our financial condition as of August 2, 2026 compared to February 1, 2026.

References in this report to:

●	the 2027 fiscal year and comparable terminology mean the fiscal year that began February 2, 2026, and will end January 31, 2027; and

●	the 2026 fiscal year and comparable terminology mean the fiscal year that began February 3, 2025, and ended February 1, 2026.

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

At August 2, 2026, our backlog of unshipped orders was as follows:

	Order Backlog
	(Dollars in 000s)
Reporting Segment	August 2, 2026	February 1, 2026	August 3, 2025

Hooker Branded	$21,150	$16,490	$15,701
Domestic Upholstery	20,230	19,557	19,313
All Other	1,036	7,807	4,912

Consolidated	$42,416	$43,854	$39,926

Consolidated backlog at the end of the second quarter of fiscal 2027 increased 6.2% compared with the end of the prior-year second quarter and 8.4% from the end of the first quarter of fiscal 2027. The increases were primarily driven by higher Hooker Branded backlog. Domestic Upholstery backlog also increased, primarily due to higher private-label orders. All Other backlog decreased significantly during the six-month period, primarily due to large hospitality shipments during the first quarter and the project-based nature of the hospitality business.

Executive Summary

Tariff-related matters:

In February 2026, the U.S. Supreme Court ruled that certain tariffs imposed pursuant to the International Emergency Economic Powers Act (“IEEPA”) exceeded the authority granted under the statute. In March 2026, the U.S. Court of International Trade directed U.S. Customs and Border Protection to establish a process for refunding tariffs previously collected under IEEPA.

Prior to the U.S. Supreme Court’s February 2026 decision invalidating the IEEPA tariffs, the Company incurred an estimated $10.3 million of cumulative pre-tax costs related to tariffs in fiscal year 2026, which had a significant adverse impact on the fiscal 2026 results, and significantly exceeded the tariff recoveries the Company received. Following the imposition of IEEPA tariffs beginning in April 2025, the Company elected to honor pricing on its existing customer backlog and, for competitive and administrative reasons, did not immediately adjust pricing on certain other products. The Company's pricing reflects its total cost structure and the competitive and macro-economic environment in which it operates, with tariffs being only one of many factors considered.

During the second quarter of fiscal 2027, the Company received $7.9 million in recoveries related to tariffs imposed under the IEEPA on imported products from the implementation of the tariffs through the U.S. Supreme Court’s decision in early February 2026. Most of the products associated with these recoveries had been sold during fiscal 2026. In continuing operations, the Company recorded $4.3 million as a reduction of cost of sales and $201,000 as interest income in the second quarter of fiscal 2027, partially offset by a $522,000 reduction of revenue. In discontinued operations, the Company recorded $1.6 million as a reduction of cost of sales and $54,000 interest income, partially offset by a $612,000 reduction of revenue. Additionally, approximately $1.8 million of the tariff recoveries had not yet impacted costs of sales and was recorded as a reduction of the carrying value of inventories at quarter end. The Company does not expect to receive material additional tariff recoveries.

Results of Operations and Financial Position

During the second quarter of fiscal 2027, consolidated net sales decreased by $6.0 million, or 8.7%, versus the prior year three-month period, reflecting declines in our two reportable segments and All Other. Hooker Branded was affected by lower unit volume and higher promotional discounts, while Domestic Upholstery declines in upscale leather and custom fabric were partially offset by growth in private-label and outdoor furnishings. All Other decreased primarily due to hospitality project timing. Despite lower net sales, consolidated gross profit increased by $2.9 million, and gross margin increased by 690 basis points, primarily due to tariff recoveries and higher average selling prices at Hooker Branded. The Company reported an operating income of $1.3 million, compared to a $0.5 million loss in the prior-year second quarter. Consolidated net income from continuing operations was $1.2 million, or $0.11 per diluted share.

During the first six months of fiscal 2027, consolidated net sales decreased by $7.7 million, or 5.5%, versus the prior year six-month period. The decrease reflected lower Hooker Branded unit volume, higher promotional discounts, and first-quarter inventory constraints in imported upholstery, as well as continued weakness in Domestic Upholstery’s upscale leather and custom fabric businesses. All Other was affected by hospitality project timing, with approximately 80% of first-half shipments occurring during the first quarter. Consolidated gross profit increased by $5.5 million, and gross margin increased by 560 basis points, driven primarily by tariff recoveries, as well as improvements in Hooker Branded and Domestic Upholstery. The Company reported an operating income of $2.9 million, compared to a $1.0 million loss in the prior-year first half, representing $3.9 million improvement. Consolidated net income from continuing operations was $2.3 million, or $0.21 per diluted share.

In addition to improved profitability, the Company significantly improved its liquidity and financial flexibility during the quarter. Cash and cash equivalent increased to $18.7 million at the end of second quarter, with no outstanding term loan balance, compared to $1.1 million cash on hand and $3.6 million term loan balance at fiscal 2026 year-end, primarily reflecting tariff refund proceeds and accounts receivable collections. For the six-month period, $24.0 million in cash generated from operating activities funded the repayment of $3.6 million of principal amount of outstanding loans, $2.5 million in cash dividends, $1.3 million for share repurchases under the previously authorized $5 million share repurchase program, and $1.1 million capital expenditures.

Our fiscal 2027 second quarter and first-half performance is discussed in greater detail below under “Results of Operations – Continuing Operations” and “Results of Operations – Discontinued Operations”.

Results of Operations – Continuing Operations

The following table sets forth the percentage relationship to net sales of certain items included in the condensed consolidated statements of income included in this report.

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 2,	August 3,	August 2,	August 3,
	2026	2025	2026	2025
Net sales	100%	100%	100%	100%
Cost of sales	68.2	75.1	69.3	74.9
Gross profit	31.8	24.9	30.7	25.1
Selling and administrative expenses	28.9	24.7	27.7	24.8
Intangible asset amortization	0.9	0.9	0.8	0.9
Operating income / (loss)	2.0	(0.7)	2.2	(0.7)
Other income	0.6	-	0.3	0.1
Interest expense	0.2	0.2	0.2	0.4
Income / (Loss) from continuing operations before income taxes	2.4	(1.0)	2.2	(1.0)
Income tax expense / (benefit)	0.5	(0.2)	0.5	(0.2)
Net income / (loss) from continuing operations	1.9	(0.8)	1.7	(0.8)

Fiscal 2027 Second Quarter and First Half Compared to Fiscal 2026 Second Quarter and First Half

	Net Sales
	Thirteen Weeks Ended						Twenty-Six Weeks Ended
	August 2,		August 3,				August 2,		August 3,
	2026		2025				2026		2025
		% Net Sales		% Net Sales	$ Change	% Change		% Net Sales		% Net Sales	$ Change	% Change
Hooker Branded	$34,620	54.7%	$36,250	52.4%	$(1,630)	-4.5%	$69,950	52.7%	$73,359	52.2%	$(3,409)	-4.6%
Domestic Upholstery	27,152	42.9%	28,677	41.4%	(1,525)	-5.3%	55,506	41.8%	57,590	41.0%	(2,084)	-3.6%
All Other	1,478	2.3%	4,316	6.2%	(2,838)	-65.8%	7,246	5.5%	9,478	6.7%	(2,232)	-23.5%
Consolidated	$63,250	100%	$69,243	100%	$(5,993)	-8.7%	$132,702	100%	$140,427	100%	$(7,725)	-5.5%

Unit Volume	FY27 Q2 vs. FY26 Q2 Change	FY27 YTD vs. FY26 YTD Change	Average Selling Price ("ASP")	FY27 Q2 vs. FY26 Q2 Change	FY27 YTD vs. FY26 YTD Change

Hooker Branded	-11.9%	-15.3%	Hooker Branded	9.9%	11.9%
Domestic Upholstery	-6.9%	-6.4%	Domestic Upholstery	1.5%	2.7%
All Other	-21.9%	53.6%	All Other	-17.0%	-31.5%
Consolidated	-10.8%	-5.8%	Consolidated	6.3%	1.7%

Consolidated net sales decreased by $6.0 million or 8.7%, and $7.7 million, or 5.5%, during the second quarter and first six months of fiscal 2027, respectively, compared with the corresponding prior-year periods. The decreases were attributable to lower net sales in our two reportable segments and All Other.

●	The Hooker Branded segment’s net sales decreased by $1.6 million, or 4.5%, and $3.4 million, or 4.6%, during the second quarter and first six months of fiscal 2027, respectively. The decreases were driven by lower unit volume, higher promotional discounts, and key SKU out-of-stocks, due to significantly longer lead times out of Asia, partially offset by higher average selling prices. Discounts as a percentage of net sales were 1,170 and 670 basis points higher during the respective periods, with the quarterly increase primarily attributable to broad-based e-commerce promotions. The imported upholstery product line accounted for approximately 47% of the six-month decrease due to first-quarter inventory constraints, including lower in-stock positions, production delays, and product-mix transitions, which have largely eased by the end of the second quarter.

●	The Domestic Upholstery segment’s net sales decreased by $1.5 million, or 5.3%, and $2.1 million, or 3.6%, during the second quarter and first six months of fiscal 2027, respectively. Lower unit volume in the upscale leather furniture and the custom fabric upholstery product lines was largely offset by double-digit net sales growth in the private-label and outdoor furnishings businesses. Although average selling prices increased in all divisions during both periods, the segment’s overall average selling price increased only modestly, reflecting a lower proportion of higher-priced, upscale leather furniture sales.

●	All Other’s net sales decreased by $2.8 million, or 65.8%, and $2.2 million, or 23.5%, during the second quarter and first six months of fiscal 2027, respectively. Due to the project-based nature of the hospitality business, quarterly net sales fluctuate based on project timing and customer needs, with approximately 80% of first half of fiscal 2027 shipments occurring during the first quarter. Second-quarter net sales also included an approximately $0.5 million reduction in revenue for the portion of the tariff recoveries to be credited to customers.

	Gross Profit and Margin
	Thirteen Weeks Ended						Twenty-Six Weeks Ended
	August 2,		August 3,				August 2,		August 3,
	2026		2025				2026		2025
		% Net Sales		% Net Sales	$ Change	% Change		% Net Sales		% Net Sales	$ Change	% Change
Hooker Branded	$13,722	39.6%	$10,541	29.1%	$3,181	30.2%	$27,639	39.5%	$21,605	29.5%	$6,034	27.9%
Domestic Upholstery	6,233	23.0%	5,305	18.5%	928	17.5%	11,198	20.2%	10,585	18.4%	613	5.8%
All Other	144	9.7%	1,396	32.3%	(1,252)	-89.7%	1,854	25.6%	2,987	31.5%	(1,133)	-37.9%
Consolidated	$20,099	31.8%	$17,242	24.9%	$2,857	16.6%	$40,691	30.7%	$35,177	25.1%	$5,514	15.7%

Consolidated gross profit increased by $2.9 million and $5.5 million during the second quarter and first six months of fiscal 2027, respectively, compared with the corresponding prior-year periods. Gross margin increased by 690 and 560 basis points during the respective periods. These improvements were primarily driven by Hooker Branded and, to a lesser extent, Domestic Upholstery, partially offset by lower gross profit in All Other, primarily due to lower net sales.

●	The Hooker Branded segment’s gross profit increased by $3.2 million and $6.0 million during the second quarter and first six months of fiscal 2027, respectively, compared with the corresponding prior-year periods. Gross margin increased by 1,050 and 1,000 basis points during the respective periods, primarily attributable to a $2.5 million tariff recoveries recorded as a reduction of cost of sales, which increased gross margin by approximately 720 basis points during the second quarter and 360 basis points during the six-month period. Higher average selling prices also contributed to the improvements. These improvements more than offset the impact of increased e-commerce promotional discounting and higher warehousing and distribution expenses, the latter of which increased by 160 and 120 basis points during the second quarter and six-month period, respectively. The increases primarily reflected costs associated with the Company’s Vietnam warehouse, which was launched during the prior-year second quarter, and higher compensation costs.

●	The Domestic Upholstery segment’s gross profit increased by $928,000 and $613,000 during the second quarter and first six months of fiscal 2027, and gross margin increased by 450 and 180 basis points, respectively, compared with the corresponding prior-year periods. During the second quarter, the segment recorded an approximately $800,000 reduction of cost of sales related to tariff recoveries on imported materials, which increased gross margin by approximately 300 basis points for the quarter and 150 basis points for the six-month period. Performance varied across the segment’s four divisions. Gross profit and margin improved in the outdoor furnishings and private-label businesses due to certain lower imported-material costs and improved overhead absorption resulting from higher sales. These improvements were partially offset by higher cost of sales in the upscale leather furniture and custom fabric upholstery businesses.

●	All Other’s gross profit included a net tariff recovery of approximately $0.5 million during the second quarter, consisting of a $1.0 million reduction of cost of sales, partially offset by a $0.5 million reduction of revenue for the portion of the recoveries to be credited to customers. This benefit was insufficient to offset the impact of significantly lower shipment volume during the quarter, primarily due to the timing of hospitality projects.

	Selling and Administrative Expenses (S&A)
	Thirteen Weeks Ended						Twenty-Six Weeks Ended
	August 2,		August 3,				August 2,		August 3,
	2026		2025				2026		2025
		% Net Sales		% Net Sales	$ Change	% Change		% Net Sales		% Net Sales	$ Change	% Change
Hooker Branded	$12,852	37.1%	$10,532	29.1%	$2,320	22.0%	$25,563	36.5%	$21,569	29.4%	$3,994	18.5%
Domestic Upholstery	4,856	17.9%	5,169	18.0%	(313)	-6.1%	9,966	18.0%	10,458	18.2%	(492)	-4.7%
All Other	564	38.2%	1,426	33.0%	(862)	-60.4%	1,212	16.7%	2,867	30.2%	(1,655)	-57.7%
Consolidated	$18,272	28.9%	$17,127	24.7%	$1,145	6.7%	$36,741	27.7%	$34,894	24.8%	$1,847	5.3%

Consolidated selling and administrative (“S&A”) expenses increased in absolute terms and as a percentage of net sales during the second quarter and first six months of fiscal 2027, driven by higher expenses in Hooker Branded and partially offset by decreases in Domestic Upholstery and All Other.

●	The Hooker Branded segment’s S&A expenses increased by $2.3 million and $4.0 million during the second quarter and first six months of fiscal 2027, respectively, compared with the corresponding prior-year periods. The increases were primarily driven by administrative costs retained following the Home Meridian segment divestiture and performance-based incentive compensation accruals reflecting current-year profitability. These administrative costs remained below management’s expectations. Compensation expenses accounted for more than 80% and 70% of the increases during the second quarter and six-month period, respectively. The remaining increases primarily reflected higher consulting and IT-related expenses supporting the Company’s ERP system and amortization expense associated with its new website. These increases were partially offset by lower selling expenses resulting from lower net sales, particularly discounted e-commerce sales that carry lower commission rates; lower bad debt expense due to reduced accounts receivable balances; and lower severance expense.

●	The Domestic Upholstery segment’s S&A expenses decreased by $313,000 and $492,000 during the second quarter and first six months of fiscal 2027, respectively, compared with the corresponding prior-year periods. The decreases were primarily attributable to lower salary and rent expenses resulting from previously implemented cost-reduction actions. Selling expenses decreased due to lower sales in the upscale leather and custom fabric upholstery businesses. In addition, private-label sales and a significant portion of outdoor furnishings sales through the e-commerce channel carried lower commission rates, limiting selling expense growth despite higher sales in both businesses. These decreases were partially offset by higher professional services expenses, advertising supplies, and increases in other operating expenses.

●	All Other S&A expenses decreased in both periods due to lower operating expenses in the hospitality business following the consolidation of certain operations and the absence of administrative expense allocations from the former Home Meridian segment.

	Intangible Asset Amortization
	Thirteen Weeks Ended						Twenty-Six Weeks Ended
	August 2,		August 3,				August 2,		August 3,
	2026		2025				2026		2025
		% Net Sales		% Net Sales	$ Change	% Change		% Net Sales		% Net Sales	$ Change	% Change
Intangible asset amortization	544	0.9%	625	0.9%	$(81)	-13.0%	1,089	0.8%	1,292	0.9%	$(203)	-15.7%

Intangible asset amortization decreased compared to the prior-year second quarter, due to the absence of amortization related to the Home Meridian trade name allocated to the hospitality business, which was reclassified to All Other. The decrease during the six-month period also reflected the absence of amortization expenses related to the Sam Moore trade name. See Note 9 to our condensed consolidated financial statements for additional information.

	Operating Profit / (Loss) and Margin
	Thirteen Weeks Ended						Twenty-Six Weeks Ended
	August 2,		August 3,				August 2,		August 3,
	2026		2025				2026		2025
		% Net Sales		% Net Sales	$ Change	% Change		% Net Sales		% Net Sales	$ Change	% Change
Hooker Branded	$870	2.5%	$10	0.0%	$860	8600.0%	$2,076	3.0%	$37	0.0%	$2,039	5510.8%
Domestic Upholstery	833	3.1%	(408)	-1.4%	1,241	304.2%	144	0.3%	(1,004)	-1.7%	1,148	114.3%
All Other	(420)	-28.4%	(112)	-2.6%	(308)	-275.0%	641	8.8%	(42)	-0.4%	683	1626.2%
Consolidated	$1,283	2.0%	$(510)	-0.7%	$1,793	351.6%	$2,861	2.2%	$(1,009)	-0.7%	$3,870	383.5%

The Company reported operating income of $1.3 million and $2.9 million during the second quarter and first six months of fiscal 2027, respectively, compared with operating losses of $0.5 million and $1.0 million in the corresponding prior-year periods. Both reportable segments generated operating income during both periods. All Other reported a second-quarter operating loss due to lower hospitality sales but remained profitable for the six-month period due to higher first-quarter shipments.

	Income taxes
	Thirteen Weeks Ended						Twenty-Six Weeks Ended
	August 2,		August 3,				August 2,		August 3,
	2026		2025				2026		2025
		% Net Sales		% Net Sales	$ Change	% Change		% Net Sales		% Net Sales	$ Change	% Change
Consolidated income tax expense / (benefit)	$338	0.5%	$(114)	-0.2%	$452	396.5%	$664	0.5%	$(278)	-0.2%	$942	338.8%

Effective Tax Rate	21.3%		17.3%				22.3%		19.3%

For the second quarters of fiscal 2027 and fiscal 2026, we recorded income tax expense of $338,000 and income tax benefit of $114,000 under continuing operations. The effective tax rate for continuing operations was 21.3% for the second quarter of fiscal 2027 compared to 17.3% for the second quarter of fiscal 2026.

For the first half of fiscal 2027 and fiscal 2026, we recorded income tax expense of $664,000 and income tax benefit of $278,000 under continuing operations. The effective tax rate for continuing operations was 22.3% for the first six months of fiscal 2027 compared to 19.3% for the first six months of fiscal 2026.

The increase in both periods was primarily due to a prior-year state net operating loss valuation allowance adjustment, along with the shifting tax impact of company-owned life insurance gains and restricted stock compensation relative to prior-year operating losses versus current-year operating income.

	Net Income / (Loss) from Continuing Operations
	Thirteen Weeks Ended						Twenty-Six Weeks Ended
	August 2,		August 3,				August 2,		August 3,
	2026		2025				2026		2025
		% Net Sales		% Net Sales	$ Change	% Change		% Net Sales		% Net Sales	$ Change	% Change
Net income / (loss) from Continuing Operations	$1,205	1.9%	$(545)	-0.8%	$1,750	321.1%	$2,309	1.7%	$(1,160)	-0.8%	$3,469	299.1%

Diluted earnings / (loss) from continuing operations per share	$0.11		$(0.06)				$0.21		$(0.11)

Results of Operations – Discontinued Operations

The following table sets forth the percentage relationship to net sales of certain items included in the condensed consolidated statements of income included in this report.

	For the
	Thirteen Weeks Ended						Twenty-Six Weeks Ended
	August 2,		August 3,				August 2,		August 3,
	2026		2025				2026		2025
		% Net Sales		% Net Sales	$ Change	% Change		% Net Sales		% Net Sales	$ Change	% Change
Net sales	$(939)	100.0%	$12,905	100.0%	$(13,844)	-107.3%	$(939)	100.0%	$27,038	100.0%	$(27,977)	-103.5%
Cost of sales	(1,546)	164.6%	13,095	101.5%	(14,641)	-111.8%	(1,503)	160.1%	25,945	96.0%	(27,448)	-105.8%
Gross profit / (loss)	607	-64.6%	(190)	-1.5%	797	419.5%	564	-60.1%	1,093	4.0%	(529)	-48.4%

S&A expenses	-	0.0%	3,455	26.8%	(3,455)	-100.0%	-	0.0%	7,557	27.9%	(7,557)	-100.0%
Intangible asset amortization	-	0.0%	246	1.9%	(246)	-100.0%	-	0.0%	492	1.8%	(492)	-100.0%
Other income items that are not major	(54)	5.8%	(70)	-0.5%	16	22.9%	(54)	5.8%	(98)	-0.4%	44	44.9%
Pretax income / (loss) of discontinued operations related to major classes	661	-70.4%	(3,821)	-29.6%	4,482	117.3%	618	-65.8%	(6,858)	-25.4%	7,476	109.0%
Loss on sale of the discontinued operations	74	-7.9%	-	0.0%	74	100%	74	-7.9%	-	0.0%	74	100%
Income / (Loss) from discontinued operations before income taxes	587	-62.5%	(3,821)	-29.6%	4,408	115.4%	544	-57.9%	(6,858)	-25.4%	7,402	107.9%
Income tax expense / (benefit)	122	-13.0%	(1,089)	-8.4%	1,211	111.2%	122	-13.0%	(1,689)	-6.2%	1,811	107.2%
Net income / (loss) from discontinued operations	465	-49.5%	(2,732)	-21.2%	3,197	117.0%	422	-44.9%	(5,169)	-19.1%	5,591	108.2%

Although the divestiture was completed in the prior fiscal year, current-period activities in discontinued operations primarily reflected tariff recoveries received by the Company. The $612,000 of the recoveries to be credited to customers were recorded as a reduction of revenue to reflect the corresponding customer reimbursement. The $1.6 million refunds of tariff costs previously recognized in cost of sales were recorded as a reduction of cost of sales. Current-period activity also included approximately $0.5 million of additional charges arising from the net settlement of various divestiture-related balances with the buyer. See Note 3 to our condensed consolidated financial statements for additional information.

Outlook

Market conditions remain challenging as consumers continue to be selective and housing turnover and demand for big-ticket discretionary products remain weak. In July, retail sales at furniture and home furnishings stores were essentially flat sequentially but decreased 1.2% year over year, while existing-home sales declined 1.7% month over month to a seasonally adjusted annual rate of 4.1 million, remaining at historically low levels. Consumer sentiment decreased 6.3% in August, and July headline inflation remained elevated at 3.4%, although core inflation eased to 2.5%. These factors, together with elevated financing costs, continue to pressure discretionary purchasing power. The Company also continues to monitor tariff developments.

Given these conditions, the Company does not expect meaningful near-term improvement in market demand. However, changes to the Company’s cost structure and portfolio are delivering tangible benefits and are expected to support improved results compared with the prior-year period, even if current conditions persist.

With the principal cost-reduction initiatives completed, the Company is focused on disciplined execution across its core businesses and converting improved order momentum into sales. Actions taken during the past 18 to 24 months have created a leaner and more disciplined operating model designed to generate stronger and more consistent earnings over time.

Retailer response to Margaritaville remains encouraging, with commitments to approximately 100 in-store galleries and 10 free-standing retail stores, roughly double the levels reported in December. Shipments began during the second quarter and are expected to build through the second half of fiscal 2027 and into fiscal 2028. Together with Hooker Branded order momentum, the Margaritaville rollout positions the Company to capitalize on opportunities as demand recovers.

Financial Condition, Liquidity and Capital Resources

Summary Cash Flow Information – Operating, Investing and Financing Activities

	Twenty-Six Weeks Ended
	August 2,	August 3,
	2026	2025
Net cash provided by operating activities	24,037	20,924
Net cash used in investing activities	(873)	(1,896)
Net cash used in financing activities	(7,305)	(21,560)
Net cash provided by / (used in) discontinued operations	1,689	(2,942)
Net increase / (decrease) in cash and cash equivalents	$17,548	$(5,474)

Cash and cash equivalents increased by $17.5 million during the first six months of fiscal 2027 to $18.7 million, compared with a $5.5 million decrease in the prior-year period. The increase primarily reflected $24.0 million provided by operating activities from continuing operations and $1.7 million provided by discontinued operations, partially offset by $7.3 million used in financing activities and $873,000 used in investing activities. Current-period cash flows included $7.9 million of tariff recoveries, of which $1.7 million related to discontinued operations.

●	Cash provided by operating activities under continuing operations increased to $24.0 million from $20.9 million in the prior-year period. The increase primarily reflected improved operating results and tariff recoveries, partially offset by lower cash generated from working capital. Significant working capital changes included:

○	Accounts receivable: provided $10.7 million of cash inflow, compared with $13.0 million in the prior-year period, reflecting collections of large project-based receivables in both periods. The smaller decrease provided $2.3 million less cash than in the prior-year period.

○	Inventories: provided $5.3 million of cash inflow, compared with $10.2 million in the prior-year period. The current-period decrease included a $1.8 million reduction in inventory carrying values related to tariff recoveries; however, the overall decrease provided $5.0 million less cash than in the prior-year period.

○	Prepaid expenses and other assets: $0.8 million of cash outflow, compared with $2.6 million in the prior-year period, primarily due to decreases in prepaid rent in previously terminated leases and the absence of material ERP-related expenditures during the current period.

○	Accounts payable: provided $0.6 million of cash inflow, compared with a $1.3 million use of cash in the prior-year period, primarily due to the timing of inventory purchases and vendor payments.

○	Accrued compensation: provided $1.2 million of cash inflow, compared with $0.6 million in the prior-year period, primarily reflecting incentive compensation accruals and the timing of payments.

●	Cash used in investing activities decreased to $873,000 from $1.9 million in the prior-year period, primarily due to lower capital expenditures and $540,000 of proceeds from company-owned life insurance policies.

●	Cash used in financing activities decreased to $7.3 million from $21.6 million in the prior-year period, primarily due to lower debt repayments and dividend payments, partially offset by $1.3 million of share repurchases during the current period.

●	Discontinued operations provided $1.7 million of cash during the current period, compared with a $2.9 million use of cash in the prior-year period. The current-period inflow reflected the portion of the Company’s tariff recoveries related to discontinued operations.

Liquidity, Financial Resources and Capital Expenditures

Our sources of liquidity are:

●	available cash and cash equivalents, which are highly dependent on incoming order rates and our operating performance;

●	expected cash flow from operations;

●	available lines of credit; and

●	cash surrender value of Company-owned life insurance.

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

We incurred $598,000 in previous fiscal years in debt issuance costs in connection with our term loans. As of August 2, 2026, unamortized loan costs of $415,000 were recorded in other assets on our condensed consolidated balance sheets.

As of August 2, 2026, there were no outstanding loans, other than $3.2 million face amount of letters of credit. We had $51.8 million of Availability based on the current Borrowing Base. There were no additional borrowings outstanding under the Amended and Restated Loan Agreement as of August 2, 2026.

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

During fiscal 2027 first half, we used approximately $1.3 million of the authorization to purchase 92,357 of our common shares (at an average price of $13.68 per share), with approximately $3.7 million remaining available for future purchases under the authorization.

Capital Expenditures

We expect to spend approximately $2.0 million in capital expenditures in the remainder of fiscal 2027 to maintain and enhance our operating systems and facilities.

Dividends

On September 3, 2026, our board of directors declared a quarterly cash dividend of $0.115 per share which will be paid on September 30, 2026, to shareholders of record at September 15, 2026.

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

Interest Rate Risk

Borrowings under the Amended and Restated Loan Agreement will bear interest at a rate per annum equal to the then-current Term SOFR Rate for a period of one month plus 0.10% plus a margin of 1.75%. The Term SOFR Rate will be adjusted on a monthly basis. As such, these debt instruments expose us to market risk for changes in interest rates. As of August 2, 2026, there were no outstanding loans, other than amounts reserved for standby letters of credit in the amount of $3.2 million.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended August 2, 2026. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective as of August 2, 2026 to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to the Company’s management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure and are effective to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the fiscal quarter ended August 2, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds (1).

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Program	Maximum Dollar Value of Shares That May Yet Be Purchased Under The Program
May 4, 2026 - June 7, 2026	37,821	12.75	37,821	$4,904,552
June 8, 2026 - July 5, 2026	13,556	13.98	13,556	4,422,187
July 6, 2026 - August 2, 2026	33,365	14.87	33,365	4,232,666

Total	84,742	$13.78	84,742	3,736,618

(1)	In fiscal 2026 fourth quarter, our Board of Directors authorized the repurchase of up to $5 million of the Company’s common shares. The authorization does not obligate us to acquire a specific number of shares during any period and does not have an expiration date, but it may be modified, suspended, or discontinued at any time at the discretion of our Board of Directors. Repurchases may be made from time to time in the open market, or through privately negotiated transactions or otherwise, in compliance with applicable laws, rules and regulations, and subject to our cash requirements for other purposes, compliance with the covenants under the loan agreement for our revolving credit facility and other factors we deem relevant.

During the first half of fiscal 2027, pursuant to a plan compliant with the safe harbors of Rules 10b5-1 and 10b-18, we used approximately $1.3 million of the authorization to purchase 92,357 of our common shares (at an average price of $13.68 per share), with approximately $3.7 million remaining available for future purchases under the authorization.

Item 5. Other Information

During the three months ended August 2, 2026, no director or officer of the Company adopted, terminated or modified a ‘Rule 10b5-1 trading arrangement’ or ‘non-Rule 10b5-1 trading arrangement,’ as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

3.1	Articles of Incorporation of the Company, as amended as of September 16, 2021 (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q (SEC File No. 000-25349) for the quarter ended October 31, 2021)

3.2	Amended and Restated Bylaws of the Company, as amended September 5, 2023 (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q (SEC File No. 000-25349) for the quarter ended July 30, 2023)

4.1	Articles of Incorporation of the Company, as amended (See Exhibit 3.1)

4.2	Amended and Restated Bylaws of the Company, as amended (See Exhibit 3.2)

10.1*	Employment Agreement, dated June 8, 2026, by and between Hooker Furnishings Corporation and Adam G. Tilley.

10.2*	Employment Agreement, dated June 8, 2026, by and between Hooker Furnishings Corporation and Richard L. Vest II.

31.1*	Rule 13a-14(a) Certification of the Company’s principal executive officer

31.2*	Rule 13a-14(a) Certification of the Company’s principal financial officer

32.1**	Rule 13a-14(b) Certification of the Company’s principal executive officer and principal financial officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*	Interactive Data Files (formatted as Inline XBRL)

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith
**	Furnished herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOOKER FURNISHINGS CORPORATION

Date: September 11, 2026	By:	/s/ C. Earl Armstrong III
C. Earl Armstrong III
Senior Vice President – Finance and
Chief Financial Officer